Form 10-Q
period 1995-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 1995-08-14
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  June 30, 1995

                    Commission File Number:  0-16471



                   First Citizens BancShares, Inc
        (Exact name of Registrant as specified in its charter)


            Delaware                                56-1528994
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)


           239 Fayetteville Street, Raleigh, North Carolina      27601
           (Address of principal executive offices)           (zip code)


                             (919) 755-7000
            (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                          Yes    X           No  _____


Class A Common Stock--$1 Par Value--8,927,956 shares
Class B Common Stock--$1 Par Value--1,769,251 shares
(Number of shares outstanding, by class, as of August 14, 1995)

                               INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Condition at
          June 30, 1995, December 31, 1994, and June 30, 1994                  4


          Consolidated Statements of Income for the three-month periods ended June 30, 1995,and June 30, 1994, and for the six-month periods ended
          June 30, 1995, and June 30, 1994                                     5


          Consolidated Statements of Changes in Shareholders' Equity
          for the six-month periods ended June 30, 1995, and June 30, 1994     6


          Consolidated Statements of Cash Flows for the six-month periods
          ended June 30, 1995, and June 30, 1994                               7

          Note to Consolidated Financial Statements                            8


Item 2.   Management's Discussion and Analysis of Financial Condition       9-16
          and Results of Operations



PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b) Reports on Form 8-K. During the quarter ended June 30, 1995, Registrant filed no Current Reports on Form 8-K.

                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  August 14, 1995                       By:
                                              Kenneth A. Black
                                              Vice President, Treasurer,
                                              and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Second Quarter 1995

Consolidated Statements of Condition
First Citizens BancShares, Inc. and Subsidiaries


                                                          June 30   December 31       June 30
(thousands,except share data)                                1995          1994          1994
Assets
Cash and due from banks                                $  402,949    $  455,710    $  377,540
Investment securities                                   1,554,180     1,458,969     1,581,245
Federal funds sold                                        166,425         6,750        20,750
Loans                                                   4,480,235     4,148,133     3,781,407
Less reserve for loan losses                               76,887        72,017        70,862

     Net loans                                          4,403,348     4,076,116     3,710,545

Premises and equipment                                    203,654       188,824       186,677
Income earned not collected                                49,909        45,194        45,587
Other assets                                              132,999       101,761       108,331

     Total assets                                      $6,913,464    $6,333,324    $6,030,675

Liabilities
Deposits:
  Noninterest-bearing                                    $921,945      $858,537      $790,460
  Interest-bearing                                      5,108,940     4,659,052     4,502,346

     Total deposits                                     6,030,885     5,517,589     5,292,806
Short-term borrowings                                     311,239       290,861       221,819
Long-term obligations                                      25,756        34,542        49,870
Other liabilities                                          53,236        40,921        53,213

     Total liabilities                                  6,421,116     5,883,913     5,617,708

Shareholders' Equity
Common stock:
   Class A - $1 par value (8,921,136;8,419,389;
    and 8,094,976 shares issued, respectively)              8,921         8,419         8,095
   Class B - $1 par value (1,769,251;1,769,451;
    and 1,771,766 shares issued, respectively)              1,769         1,770         1,772
Surplus                                                   104,912        82,631        67,036
Retained earnings                                         376,746       356,591       336,064

     Total shareholders' equity                           492,348       449,411       412,967

     Total liabilities and shareholders' equity        $6,913,464    $6,333,324    $6,030,675
See accompanying Note to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1995

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries

                                                            Three Months Ended        Six Months Ended
                                                                 June 30                   June 30
(thousands, except per share data)                          1995          1994        1995          1994
Interest Income
Loans                                                    $95,723       $72,419    $185,308      $141,186
Investment securities:
  U. S. Government                                        18,234        18,145      33,515        38,170
  State, county and municipal                                106            16         194            20
  Other                                                       51          -             93          -
  Total investment securities interest income             18,391        18,161      33,802        38,190
Federal funds sold                                         2,168           771       3,393         1,172
  Total interest income                                  116,282        91,351     222,503       180,548

Interest Expense
Deposits                                                  51,546        32,885      94,308        65,441
Short-term borrowings                                      3,584         1,760       6,669         3,443
Long-term obligations                                        407           662         861         1,349
  Total interest expense                                  55,537        35,307     101,838        70,233

  Net interest income                                     60,745        56,044     120,665       110,315
Provision for loan losses                                  1,460          (947)      1,994           141
  Net interest income after provision for loan losses     59,285        56,991     118,671       110,174

Noninterest Income
Trust income                                               2,239         2,062       4,478         4,131
Service charges on deposit accounts                        9,996         9,921      19,399        19,632
Credit card income                                         3,220         2,926       6,067         5,631
Other service charges and fees                             5,291         4,609      10,190         8,057
Other                                                      2,311           999       4,578         3,440
  Total Noninterest income                                23,057        20,517      44,712        40,891
                                                          82,342        77,508     163,383       151,065

Noninterest Expense
Salaries and wages                                        27,160        24,472      52,913        49,151
Pension and other employee benefits                        4,510         3,379       9,084         7,173
Occupancy expense                                          4,980         4,371      10,011         8,921
Equipment expense                                          6,183         5,918      12,290        11,564
Other                                                     20,043        18,882      40,941        36,968
  Total Noninterest expense                               62,876        57,022     125,239       113,777
Income before income taxes                                19,466        20,486      38,144        37,288
Income taxes                                               6,842         7,128      13,342        12,933
  Net income                                             $12,624       $13,358     $24,802       $24,355

Per Share
Net income                                                 $1.19         $1.36       $2.36         $2.49
Cash dividends                                              0.20         0.175        0.40          0.35
See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1995

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries

                                                           Class A      Class B
                                                            Common       Common                 Retained       Total
(thousands,except share data)                                Stock        Stock      Surplus    Earnings      Equity
Balance at December 31, 1993                                $7,986       $1,780      $61,717    $317,567    $389,050

Issuance of 75,235 shares of Class A
  common stock in connection with an acquisition                75                     3,110                   3,185
Issuance of 3,116 shares of Class A common
  stock pursuant to the Dividend Reinvestment
  Plan                                                           3                       124                     127
Issuance of 68,206 shares of Class A common
  stock pursuant to the 1992 Employee Stock
  Purchase Plan                                                 69                     2,085                   2,154
Redemption of 37,650 shares of Class A
  common stock and 8,302 shares of Class B
  common stock                                                 (38)          (8)                  (1,932)     (1,978)
Net income                                                                                        24,355      24,355
Cash dividends                                                                                    (3,424)     (3,424)
Other                                                                                               (502)       (502)
Balance at June 30, 1994                                    $8,095       $1,772      $67,036    $336,064    $412,967

Balance at December 31, 1994                                $8,419       $1,770      $82,631    $356,591    $449,411

Issuance of 489,742 shares of Class A
  common stock in connection with an acquisitions              490                    21,491                  21,981
Issuance of 4,174 shares of Class A common
  stock pursuant to the Dividend Reinvestment
  Plan                                                           4                       173                     177
Issuance of 16,331 shares of Class A common
  stock pursuant to the 1994 Employee Stock
  Purchase Plan                                                 16                       617                     633
Redemption of 8,500 shares of Class A
  common stock and 200 shares of Class B
  common stock                                                  (8)          (1)                    (383)       (392)
Net income                                                                                        24,802      24,802
Cash dividends                                                                                    (4,264)     (4,264)
Balance at June 30, 1995                                    $8,921       $1,769     $104,912    $376,746    $492,348
See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1995

CONSOLIDATED STATEMENTS OF CASH FLOWS
First Citizens BancShares, Inc. and Subsidiaries

                                                                       Six months ended June 30

(thousands)                                                           1995              1994
Operating Activities
Net income                                                             $24,802           $24,355
Adjustments:
  Amortization of intangibles                                            2,604             1,893
  Provision for loan losses                                              1,994               141
  Deferred tax expense (benefit)                                           208              (637)
  Change in current taxes payable                                          401               943
  Depreciation                                                           8,312             7,658
  Change in accrued interest payable                                    10,303             1,174
  Change in income earned not collected                                 (3,418)              614
  Origination of loans held for sale                                    (8,397)          (63,030)
  Proceeds from sale of mortgage loans                                   7,598           105,733
  (Gain) loss on sale of mortgage loans                                   (125)              788
  Net amortization of premiums and discounts                             9,998            14,161
  Net change in other assets                                            (2,937)           19,512
  Net change in other liabilities                                          475            (5,230)
  Net periodic pension cost                                                598               324
Net cash provided by operating activities                               52,416           108,399

Investing Activities
  Disposition of premises and equipment                                  2,006             2,023
  Addition to premises and equipment                                   (16,552)          (11,374)
  Net increase in loans outstanding                                   (161,170)         (227,873)
  Purchase of investment securities                                   (473,075)         (122,529)
  Proceeds from maturities of investment securities                    409,629           347,700
  Net change in federal funds sold                                    (151,003)             (750)
  Purchase of institutions, net of cash acquired                       106,092             2,243
Net cash used by investing activities                                 (284,073)          (10,560)

Financing Activities
  Repurchase of common stock                                              (392)           (1,978)
  Proceeds from issuance of stock, net of related costs                    810             2,281
  Cash dividends paid                                                   (4,264)           (3,424)
  Net change in time deposits                                          349,416           (44,700)
  Net change in demand and other interest-bearing deposits            (174,173)          (40,196)
  Net change in short-term borrowings                                   18,779           (13,678)
  Repayment of long-term obligations                                   (11,280)          (11,456)
Net cash provided (used) by financing activities                       178,896          (113,151)

Change in cash and due from banks                                      (52,761)          (15,312)
Cash and due from banks at beginning of period                         455,710           392,852
Cash and due from banks at end of period                              $402,949          $377,540

Cash payments for:
  Interest                                                             $91,535           $69,059
  Income taxes                                                          13,098            12,572

Supplemental disclosure of noncash investing and financing activities:
   Common stock issued for acquisitions                                $21,981            $3,185
   Long-term obligations issued for acquisitions                         2,494              -

See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1995

NOTE A

ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. Certain amounts for prior periods have been reclassified to conform with statement presentation for the current period. These reclassifications had no effect on shareholders' equity or net income. In the opinion of management, the consolidated statements contain all material adjustments necessary to present fairly the financial position of First Citizens BancShares, Inc. ("BancShares") as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes included in the 1994 First Citizens BancShares Annual Report, which is incorporated by reference on Form 10-K.

Financial Summary

                                                                                                            Table 1

                                                                        1995                      1994
                                                         Second        First       Fourth        Third       Second
(thousands, except per share data and ratios)           Quarter      Quarter      Quarter      Quarter      Quarter
Summary of Operations
Interest Income                                        $116,282     $106,221     $100,203      $95,254      $91,351
Interest income - taxable equivalent                    116,845      106,774      100,693       95,731       91,806
Interest expense                                         55,537       46,301       40,628       37,265       35,307

Net interest income-taxable equivalent                   61,308       60,473       60,065       58,466       56,499
Taxable equivalent adjustment                               563          553          490          477          455

Net interest income                                      60,745       59,920       59,575       57,989       56,044
Provision for loan losses                                 1,460          534        1,486        1,159         (947)

Net interest income after provision for loan losses      59,285       59,386       58,089       56,830       56,991
Noninterest income                                       23,057       21,655       21,080       21,354       20,517
Noninterest expense                                      62,876       62,363       59,444       57,361       57,022

Income before income taxes                               19,466       18,678       19,725       20,823       20,486
Income taxes                                              6,842        6,500        6,796        7,138        7,128

Net income                                              $12,624      $12,178      $12,929      $13,685      $13,358

Selected Average Balances
Total assets                                         $6,702,692   $6,326,537   $6,227,704   $6,102,964   $6,061,930
Investment securities                                 1,493,415    1,380,424    1,498,143    1,543,548    1,641,857
Loans                                                 4,424,724    4,253,117    3,999,377    3,854,738    3,712,429
Interest-earning assets                               6,061,732    5,716,572    5,590,432    5,480,912    5,434,768
Deposits                                              5,858,280    5,533,654    5,422,018    5,338,095    5,303,041
Interest-bearing liabilities                          5,299,570    5,009,276    4,895,564    4,818,665    4,810,625
Long-term obligations                                    26,174       32,564       43,854       48,908       57,534
Shareholders' equity                                   $482,885     $460,695     $443,833     $423,982     $406,002
Shares outstanding                                   10,618,902   10,376,351   10,192,150    9,980,530    9,828,295

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets                                               0.76%        0.78%        0.82%        0.89%        0.88%
Shareholders' equity                                      10.49        10.72        11.56        12.81        13.20
Dividend payout ratio                                     16.81        17.09        15.75        12.77        12.87

Liquidity and Capital Ratios (averages)
Loans to deposits                                         75.53%       76.86%       73.76%       72.21%       70.01%
Shareholders' equity to total assets                       7.20         7.28         7.13         6.95         6.70
Time certificates of $100,000 or more to total
deposits                                                   8.04         7.30         6.63         6.41         6.28

Per Share of Stock
Net income                                                $1.19        $1.17        $1.27        $1.37        $1.36
Cash dividends                                             0.20         0.20         0.20        0.175        0.175
Book Value at period end                                  46.06        45.06        44.11        43.05        41.85


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1995

Financial Summary

                                                                        Table 1


                                                               Six Months Ended
                                                                   June 30

(thousands, except per share data and ratios)                  1995       1994
Summary of Operations
Interest Income                                            $222,503     $180,548
Interest income - taxable equivalent                        223,619      181,434
Interest expense                                            101,838       70,233

Net interest income-taxable equivalent                      121,781      111,201
Taxable equivalent adjustment                                 1,116          886

Net interest income                                         120,665      110,315
Provision for loan losses                                     1,994          141

Net interest income after provision for loan losses         118,671      110,174
Noninterest income                                           44,712       40,891
Noninterest expense                                         125,239      113,777

Income before income taxes                                   38,144       37,288
Income taxes                                                 13,342       12,933

Net income                                                  $24,802      $24,355

Selected Average Balances
Total assets                                             $6,515,649   $6,049,963
Investment securities                                     1,437,231    1,679,583
Loans                                                     4,339,395    3,665,751
Interest-earning assets                                   5,890,106    5,410,997
Deposits                                                  5,696,864    5,289,396
Interest-bearing liabilities                              5,155,267    4,820,077
Long-term obligations                                        28,672       58,719
Shareholders' equity                                       $471,050     $400,331
Shares outstanding                                       10,498,296    9,799,295

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets                                                   0.77%        0.81%
Shareholders' equity                                          10.62        12.27
Dividend payout ratio                                         16.95        14.06

Liquidity and Capital Ratios (averages)
Loans to deposits                                             76.17%       69.30%
Shareholders' equity to total assets                           7.23         6.62
Time certificates of $100,000 or more to total
deposits                                                       7.67         6.61

Per Share of Stock
Net income                                                    $2.36        $2.49
Cash dividends                                                 0.40         0.35
Book Value at period end                                      46.06        41.85


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1995

Acquisitions

                                                                  Table 2

(thousands)

                                                          Total     Total
Date            Institution/Location                     Assets  Deposits
June 1995       Bank of White Sulphur Springs           $64,589   $59,174
                White Sulphur Springs, West Virginia

May 1995        9 NationsBank of Virginia branches       25,482   143,494
                Southern Virginia

March 1995      State Bank                               49,700    41,238
                Fayetteville, North Carolina

February 1995   First-Citizens Bank & Trust Company      58,660    53,303
                (formerly Pace American Bank)
                Lawrenceville, Virginia

February 1995   First Investors Savings Bank, Inc. SSB   44,426    40,846
                Whiteville, North Carolina

December 1994   First Rebublic Savings Bank, FSB         53,661    42,998
                Roanoke Rapids, North Carolina

September 1994  Bank of Marlinton                        51,646    46,647
                Marlinton, West Virginia

August 1994     Edgecombe Homestead Savings Bank         39,181    30,195
                Tarboro, North Carolina

March 1994      Bank of Bladenboro                       21,316    19,515
                Bladenboro, North Carolina


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1995

Outstanding Loans by Type

                                                                                    Table 3
                                                      1995                  1994

                                         Second      First     Fourth      Third     Second
(thousands)                             Quarter    Quarter    Quarter    Quarter    Quarter
Real estate:
Construction and land development    $  111,285 $  107,197 $  100,708 $  106,206 $  103,100
Mortgage:
  1-4 family residential              1,399,023  1,357,256  1,296,713  1,223,687  1,146,193
  Commercial                            743,367    741,948    720,407    601,887    597,163
  Equity Line                           395,412    385,581    349,092    302,478    291,519
  Other                                 124,682    116,444    109,069     80,612     73,940
Commercial and industrial               459,446    415,968    373,947    469,145    469,316
Consumer                              1,171,441  1,163,348  1,119,994  1,076,256  1,023,768
Lease financing                          58,464     58,364     60,598     53,835     53,455
Other                                    17,115     16,863     17,605     25,158     22,953

Total loans                           4,480,235  4,362,969  4,148,133  3,939,264  3,781,407
Less reserve for loan losses             76,887     73,897     72,017     71,537     70,862

Net loans                            $4,403,348 $4,289,072 $4,076,116 $3,867,727 $3,710,545


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1995

Investment Securities

                                                                                                                         Table 4
                                                       June 30, 1995                                    June 30, 1994

                                                             Average     Taxable                              Average     Taxable
                                        Book       Market   Maturity  Equivalent         Book      Market    Maturity  Equivalent
(thousands)                            Value        Value (Yrs./Mos.)      Yield        Value       Value (Yrs./Mos.)       Yield
U. S. Government:
Within one year                   $  977,274   $  972,324     0/6        4.52%     $  615,431  $  612,373     0/7         4.50%
One to five years                    555,295      555,060     1/5        5.97         963,370     939,718     1/7         4.31
Five to ten years                      3,159        3,108     7/3        5.78            -           -         -           -
Over ten years                         6,968        6,944     19/6       7.25             992         992     18/2        8.03

Total                              1,542,696    1,537,436     0/11       5.06       1,579,793   1,553,083     1/2         4.39


State, county and municipal:
Within one year                        1,208        1,218     0/7        7.52             426         433     0/6         8.67
One to five years                      4,301        4,338     2/9        6.66             711         727     2/10        7.75
Five to ten years                      2,777        2,845     6/4        6.84            -           -         -           -
Over ten years                           205          205    22/2        6.19            -           -         -           -

Total                                  8,491        8,606     5/0        7.06           1,137       1,160     2/0         8.10

Other:
Within one year                         -            -         -          -              -           -         -           --
One to five years                      2,938        2,911     2/3        8.65             260         260     3/3         8.75
Five to ten years                         55           55     6/8        8.00              55          55     7/8         8.00

Total                                  2,993        2,966     2/5        8.64             315         315     3/5         8.74


Total investment securities       $1,554,180   $1,549,008     1/0        5.08%     $1,581,245  $1,554,558     1/2         4.39%



First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1995

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Second Quarter

                                                                                                                     Table 5

                                                         1995                        1994         Increase (decrease) due to:

                                                      Interest                    Interest
                                              Average Income/  Yield/     Average Income/  Yield/             Yield/    Total
(thousands)                                   Balance Expense    Rate     Balance Expense    Rate    Volume     Rate   Change
Assets
Loans:
Secured by real estate                     $2,738,350 $58,435    8.42% $2,193,641 $42,490    7.72%  $11,300   $4,645  $15,945
Commercial and industrial                     436,627  10,318    9.41     455,798   8,698    7.60      (400)   2,020    1,620
Consumer                                    1,174,422  26,102    8.86     988,372  20,310    8.22     4,017    1,775    5,792

Lease financing                                58,362   1,106    7.58      49,501     937    9.78       328     (159)     169
Other                                          16,963     269    6.36      25,117     431    6.89      (134)     (28)    (162)

Total loans                                 4,424,724  96,230    8.69   3,712,429  72,866    7.86    15,111    8,253   23,364


Investment securities:
U. S. Government                            1,481,917  18,219    4.93   1,639,653  18,127    4.48    (1,755)   1,847       92
State, county and municipal                     8,382     161    7.70       1,889      36    7.73       125        0      125
Other                                           3,116      67    8.62         315       6    7.72        18       43       61

Total investment securities                 1,493,415  18,447    4.95   1,641,857  18,169    4.49    (1,612)   1,890      278

Federal funds sold                            143,593   2,168    6.06      80,482     771    3.84       778      619    1,397

Total interest-earning assets              $6,061,732 116,845    7.71% $5,434,768  91,806    6.78%  $14,277  $10,762  $25,039



Liabilities
Deposits:
Checking With Interest                        799,992   3,524    1.77%    779,314   3,313    1.71%      $91      120      211
Savings                                       688,033   3,888    2.27     686,704   3,827    2.24         9       52       61
Money market accounts                         717,488   6,098    3.41     779,405   4,548    2.34      (445)   1,995    1,550
Time deposits                               2,794,111  38,036    5.46   2,271,461  21,197    3.74     5,986   10,853   16,839

Total interest-bearing deposits             4,999,624  51,546    4.14   4,516,884  32,885    2.92     5,641   13,020   18,661
Federal funds purchased                        30,091     452    6.02      17,162     166    3.88       160      126      286
Repurchase agreements                          25,148     318    5.07      22,833     148    2.60        22      148      170
Master notes                                  186,819   2,396    5.14     158,594   1,066    2.70       278    1,052    1,330
U. S. Treasury tax and loan accounts           15,545     230    5.93      29,332     268    3.66      (165)     127      (38)
Other short-term borrowings                    16,169     188    4.66       8,286     112    5.42        99      (23)      76
Long-term obligations                          26,174     407    6.24      57,534     662    4.62      (424)     169     (255)

Total interest-bearing liabilities         $5,299,570 $55,537    4.20% $4,810,625 $35,307    2.94%   $5,611  $14,619  $20,230

Interest rate spread                                             3.51%                      3.84%

Net interest income and net yield
on interest-earning assets                            $61,308    4.06%            $56,499    4.17%   $8,666  ($3,857)  $4,809



First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1995

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Six Months

                                                                                                                       Table 6
                                                      1995                            1994           Increase (decrease) due to

                                                  Interest                        Interest
                                       Average     Income/  Yield/      Average    Income/  Yield/             Yield/    Total
(thousands)                            Balance     Expense    Rate      Balance    Expense    Rate    Volume     Rate   Change
Assets
Loans:
Secured by real estate              $2,689,550    $112,584    8.42 % $2,202,000    $83,812    7.62 % $19,230   $9,542  $28,772
Commercial and industrial              416,144      19,300    9.27      439,364     16,186    7.38      (947)   4,061    3,114
Consumer                             1,157,978      51,609    8.89      952,547     39,434    8.30     8,922    3,253   12,175
Lease financing                         58,687       2,205    7.51       47,510      1,834    9.75       724     (353)     371
Other                                   17,036         623    7.38       24,330        795    6.59      (254)      82     (172)

Total loans                          4,339,395     186,321    8.62    3,665,751    142,061    7.78    27,675   16,585   44,260
Investment securities:
U. S. Government                     1,427,008      33,515    4.74    1,678,540     38,162    4.58    (5,846)   1,199   (4,647)
State, county and municipal              7,576         297    7.91          728         30    8.31       275       (8)     267
Other                                    2,647          93    7.09          315          9    5.76        74       10       84

Total investment securities          1,437,231      33,905    4.76    1,679,583     38,201    4.59    (5,497)   1,201   (4,296)
Federal funds sold                     113,480       3,393    6.03       65,663      1,172    3.60     1,142    1,079    2,221

Total interest-earning assets       $5,890,106    $223,619    7.63 % $5,410,997   $181,434    6.74 % $23,320  $18,865  $42,185

Liabilities
Deposits:
Checking With Interest                $793,502      $6,889    1.75 %   $773,077     $6,551    1.71 %    $179      159      338
Savings                                682,914       7,653    2.26      672,013      7,451    2.24       128       74      202
Money market accounts                  732,916      12,023    3.31      796,589      8,956    2.27      (879)   3,946    3,067
Time deposits                        2,658,740      67,743    5.14    2,279,845     42,483    3.76     8,362   16,898   25,260

Total interest-bearing deposits      4,868,072      94,308    3.91    4,521,524     65,441    2.92     7,790   21,077   28,867
Federal funds purchased                 26,017         766    5.94       23,557        394    3.37        56      316      372
Repurchase agreements                   23,389         582    5.02       21,813        276    2.55        29      277      306
Master notes                           179,168       4,524    5.09      156,779      2,062    2.65       430    2,032    2,462
U. S. Treasury tax and loan accounts    16,776         490    5.89       29,446        491    3.36      (291)     290       (1)
Other short-term borrowings             13,173         307    4.70        8,239        220    5.38       123      (36)      87
Long-term obligations                   28,672         861    6.06       58,719      1,349    4.63      (797)     309     (488)

Total interest-bearing liabilities  $5,155,267    $101,838    3.98 % $4,820,077    $70,233    2.94 %  $7,340  $24,265  $31,605

Interest rate spread                                          3.65 %                          3.80 %

Net interest income and net yield
on interest-earning assets                        $121,781    4.17 %              $111,201    4.14 % $15,980  ($5,400) $10,580


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1995

Summary of Loan Loss Experience and Risk Elements

                                                                                                    Table 7
                                                                  1995                     1994


                                                         Second      First     Fourth      Third     Second
(thousands, except ratios)                              Quarter    Quarter    Quarter    Quarter    Quarter

Reserve balance at beginning of period                  $73,897    $72,017    $71,537    $70,862    $70,662
Reserve of acquired institutions                          1,986      1,272        436        360       -
Provision for loan losses                                 1,460        534      1,486      1,159       (947)
Net charge-offs:
Charge-offs                                              (1,670)    (1,234)    (3,022)    (2,276)    (1,432)
Recoveries                                                1,214      1,308      1,580      1,432      2,579

Net (charge-offs) recoveries                               (456)        74     (1,442)      (844)     1,147

Reserve balance at end of period                        $76,887    $73,897    $72,017    $71,537    $70,862

Historical Statistics

Balances
Average total loans                                  $4,424,724 $4,253,117 $3,999,377 $3,854,738 $3,712,429
Total loans at period-end                             4,480,235  4,362,969  4,148,133  3,939,264  3,781,407

Risk Elements
Nonaccrual loans                                        $16,406    $19,953    $21,069    $22,720    $21,508
Restructured debt                                          -          -          -          -           199

Other real estate acquired through foreclosure            3,590      4,296      5,926      7,614    $10,948

Total nonperforming assets                              $19,996    $24,249    $26,995    $30,334    $32,655

Accruing loans 90 days or more past due                  $3,524     $5,020     $5,326     $5,177     $4,443

Ratios
Net charge-offs (annualized) to average total loans        0.04%     -0.01%      0.14%      0.09%     -0.12%
Reserve for loan losses to total loans                     1.72       1.69       1.74       1.82       1.87
Nonperforming assets to total loans plus foreclosed
real estate at period-end                                  0.45       0.56       0.65       0.77       0.86


First Citizens BancShares, Inc and Subsidiaries
Second Quarter 1995

Summary of Loan Loss Experience and Risk Elements

                                                                       Table 7


                                                           Six Months Ended
                                                                 June 30
(thousands, except ratios)                                 1995           1994

Reserve balance at beginning of period                  $72,017        $70,049
Reserve of acquired institutions                          3,258            213
Provision for loan losses                                 1,994            141
Net charge-offs:
Charge-offs                                              (2,904)        (3,182)
Recoveries                                                2,522          3,641

Net (charge-offs) recoveries                               (382)           459

Reserve balance at end of period                        $76,887        $70,862

Historical Statistics

Balances
Average total loans                                  $4,339,395     $3,665,751
Total loans at period-end                             4,480,235      3,781,407

Risk Elements
Nonaccrual loans                                        $16,406        $21,508
Restructured debt                                          -               199

Other real estate acquired through foreclosure            3,590         10,948

Total nonperforming assets                              $19,996        $32,655

Accruing loans 90 days or more past due                  $3,524         $4,443

Ratios
Net charge-offs (annualized) to average total loans        0.02%         -0.03%
Reserve for loan losses to total loans                     1.72           1.87
Nonperforming assets to total loans plus foreclosed
real estate at period-end                                  0.45           0.86


First Citizens BancShares, Inc and Subsidiaries
Second Quarter 1995

INTRODUCTION
Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries
("BancShares"). It should be read in conjunction with the unaudited Consolidated Financial Statements and related notes contained elsewhere in this report. The focus of this discussion concerns BancShares' four banking subsidiaries (collectively, the "Banks"), because BancShares itself made an insignificant contribution to the consolidated totals.
Banks operate under the name First-Citizens Bank & Trust Company in
North Carolina and Virginia, while Bank of Marlinton and Bank of White
Sulphur Springs operate in West Virginia. Certain changes discussed herein result from various acquisitions that were consummated during 1995 and 1994. Table 2 describes the various business combinations, all of which were accounted for as purchases.

SUMMARY
BancShares realized an earnings decrease of 5.5 percent during the second quarter of 1995 compared to the second quarter of 1994. Consolidated net income during the second quarter of 1995 was $12.6 million, compared to $13.4 million earned during the corresponding period of 1994. The decrease was the result of higher noninterest expense. Net income per share during the second quarter of 1995 totaled $1.19, compared to $1.36 during the second quarter of 1994. Return on average assets was 0.76 percent for the second quarter of 1995 compared to 0.88 percent during the same period of 1994. For the six-month period ended June 30, consolidated net income increased from $24.4 million in 1994 to $24.8 million in 1995. This increase was the result of increases in net interest income and noninterest income, with such increases offsetting the increase in noninterest expense. Net income per share during 1995 totaled $2.36, compared to $2.49 during the same period of 1994. The reduction in net income per share despite an increase in consolidated net income reflects the higher number of average shares outstanding during 1995, the result of shares of Class A common stock being issued for certain business combinations. Return on average assets was 0.77 percent for 1995 compared to 0.81 percent during the same period of 1994. Other profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balances, interest income and expense, and yields and rates presented in Tables 5 and 6.

INTEREST-EARNING ASSETS
Interest-earning assets averaged $6.06 billion for the second quarter of 1995, an increase of $627 million or 11.5 percent from the second quarter of 1994, the result of growth in the loan portfolio. For the six-month period ended June 30, 1995, earning assets averaged $5.89 billion, compared to $5.41 billion during the same period of 1994, an increase of 8.9 percent. Loans. At June 30, 1995, and 1994, gross loans totaled $4.48 billion and $3.78 billion, respectively. As of December 31, 1994, gross loans were $4.15 billion. The $332.1 million increase from December 31, 1994 to June 30, 1995, is the combined result of the $166.4 million in acquired loans and growth among consumer and commercial and industrial loans. The $698.8 million growth in loans from June 30, 1994 to June 30, 1995 results from acquisitions, which have added $265.6 million in loans, and strong growth within various loan products. Table 3 details outstanding loans by type for the past five quarters. During the second quarter of 1995, average loans were $4.42 billion, an increase of $712.3 million or 19.2 percent from the comparable period of 1994. Consumer loans averaged $1.17 billion during the second quarter of 1995, compared to $988.4 million during the same period of 1994, an increase of $186.1 million or 18.8 percent. This results from sustained demand for automobile financing. Loans secured by real estate averaged $2.17 billion during the second quarter of 1995, an increase of $544.7 million between the two periods, a 24.8 percent increase. Home equity loans contributed to much of the growth, expanding by 35.3 percent from the second quarter of 1994 to the same period of 1995. As of June 30, 1995, $6.3 million in fixed-rate residential mortgage loans were held for sale. All loans held for sale are carried at the lower of cost or market, and it is anticipated that these loans will be sold during the next quarter. Growth in the consumer portfolio is expected to continue throughout 1995. However, higher market rates during 1995 are likely to diminish demand, and management does not expect loans to display the growth rate seen during 1994. Growth among loans secured by real estate is expected to continue at moderate levels. Management anticipates stronger growth among commercial and industrial loans throughout the remainder of 1995. Investment securities. At June 30, 1995, and 1994, the investment portfolio totaled $1.55 billion and $1.58 billion, respectively. At December 31, 1994, the investment portfolio was $1.46 billion. All securities are classified as held-to-maturity, as BancShares has the ability and the positive intent to hold its investment portfolio until maturity. Table 4 presents detailed information relating to the investment portfolio. Income on Interest-Earning Assets. Taxable equivalent interest income amounted to $116.8 million during the second quarter of 1995, a 27.3 percent increase over the second quarter of 1994. The average yield on interest-earning assets for the second quarter of 1995 was 7.71 percent, compared to 6.78 percent for the corresponding period of 1994, a 93 basis point improvement resulting from higher market rates. Taxable equivalent loan income for the second quarter of 1995 increased $23.4 million or 32.1 percent from second quarter of 1994 due to growth in the loan portfolio and higher loan yields. The taxable equivalent yield on the loan portfolio was 8.69 percent during the second quarter of 1995, compared to 7.86 percent during the same period of 1994. Taxable equivalent loan income for the six-month period ended June 30 was $186.3 million, a 31.2 percent increase over the same period of 1994, the combined result of the volume increases and an 84 basis point yield increase. Taxable equivalent income earned on the investment portfolio amounted to $18.5 million during the second quarter of 1995 and $18.2 million during the same period of 1994. Although the average investment portfolio experienced a $148.4 million reduction between the second quarter of 1994 and the second quarter of 1995, the portfolio's taxable equivalent yield increased from 4.49 percent for the quarter ended June 30, 1994, to 4.95 percent for the quarter ended June 30, 1995. For the six-month period ended June 30, 1995, and 1994, investment securities taxable-equivalent interest income fell 11.2 percent, the result of a 14.4 percent reduction in the average portfolio, a decrease of $242.4 million.

INTEREST-BEARING LIABILITIES.
At June 30, 1995, and 1994, interest-bearing liabilities totaled $5.45 billion and $4.77 billion, respectively, compared to $4.98 billion as of December 31, 1994. Average interest-bearing liabilities for the second quarter of 1995 totaled $5.3 billion, an increase of 10.2 percent from the second quarter of 1994. Deposits. At June 30, 1995, total deposits were $6.03 billion, an increase of $738.1 million or 13.9 percent over June 30, 1994. Compared to the December 31, 1994 balance of $5.52 billion, total deposits have increased $513.3 million. Acquisitions during 1995 have generated $338.1 million in deposit liabilities. The remaining increase in deposits since December 31, 1994 has resulted from growth generated within the existing branch network, largely the result of a promotion of the one year certificate of deposit during the first quarter. Average interest-bearing deposits were $5 billion during the second quarter of 1995 compared to $4.52 billion during the second quarter of 1994, an increase of
10.7 percent. Much of the increase is attributed to average time deposits, which increased $522.7 million from the second quarter of 1994 to the second quarter of 1995. Average money market accounts decreased $61.9 million between the second quarter of 1994 and the same period of 1995. The migration of deposits from transaction accounts into time accounts results from higher market rates which have renewed customer interest in time deposit products. Time deposits of $100,000 or more averaged 8 percent of total average deposits during the second quarter of 1995, compared to 6.3 percent during the same period of 1994. Although this represents a greater reliance of funds typically viewed as volatile, management does not consider the current level to be excessive. Borrowed Funds. At June 30, 1995, short-term borrowings totaled $311.2 million compared to $290.9 million at December 31, 1994 and $221.8 million at June 30, 1994. For the quarters ended June 30, 1995, and 1994, short-term borrowings averaged $273.8 million and $236.2 million, respectively, a 15.9 percent increase resulting from higher levels of overnight borrowings. Long-term obligations averaged $26.2 million during the second quarter of 1995, compared to $57.5 million during the second quarter of 1994. The 54.5 percent reduction results from the repayment of Federal Home Loan Bank borrowings during 1994. Expense on Interest-Bearing Liabilities. Interest expense amounted to $55.5 million during the second quarter of 1995, a $20.2 million or 57.3 percent increase from the second quarter of 1994. The higher interest expense resulted from a 126 basis point increase in the aggregate rate on interest bearing liabilities, which was 4.2 percent during the second quarter of 1995, compared to 2.94 percent during the second quarter of 1994. The $488.9 million growth in average interest-bearing liabilities also contributed to the higher level of interest expense during 1995. For both the three-month and the six-month periods ended June 30, increases in interest expense also resulted from the shifting mix of deposits. Since time deposits typically carry higher rates than transaction accounts, the higher ratios of time deposits to total interest-bearing deposits in 1995 over 1994 contributed to the increase in interest expense. Interest expense for the six-month period ended June 30, 1995, was $101.8 million, a 45 percent increase over the comparable period of 1994. The increase resulted from a 104 basis point increase in the rate on interest-bearing liabilities and a $335.2 million increase in average interest-bearing liabilities.

NET INTEREST INCOME
Taxable equivalent net interest income totaled $61.3 million during the second quarter of 1995, an increase of 8.5 percent from the second quarter of 1994.
The average net yield on interest-earning assets was 4.06 percent for the second quarter of 1995, 11 basis points below the net yield recorded during the second quarter of 1994. The taxable equivalent interest rate spread was 3.51 percent for the second quarter of 1995, compared to 3.84 percent for the second quarter of 1994. Management anticipates continued compression of the net yield in the coming quarters due to current market conditions. Although management views the ratio of interest-earning assets to interest-bearing liabilities within one year to be at an acceptable level, within the 12-month period, certain short-term repricing differences exist. Management is aware of the potential negative impact changes in interest rates may have on net interest income. A principal objective of BancShares' asset liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure.

ASSET QUALITY
Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current and projected economic conditions in order to evaluate the adequacy of the reserve for loan losses. At June 30, 1995, the reserve for loan losses amounted to $76.9 million or 1.72 percent of loans outstanding. This compares to $70.9 million or 1.87 percent at June 30, 1994. Lower levels of nonperforming assets during 1995 have allowed a slight reduction in the reserve ratio. Management considers the established reserve adequate to absorb future losses that relate to loans outstanding at June 30, 1995. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions.
In addition, various regulatory agencies may require the recognition of additions to the reserve based on their examinations. The provision for loan losses charged to operations during the six months ended June 30, 1995 was $1,994,000, compared to $141,000 during the same period of 1994. Net charge-offs for the six months ended June 30, 1995 totalled $382,000, compared to net recoveries of $459,000 during the same period of 1994. Table 7 provides details concerning the reserve and provision for loan losses over the past five quarters. Nonperforming assets. At June 30, 1995, BancShares' nonperforming assets amounted to $20 million or 0.45 percent of gross loans plus foreclosed properties, compared to $27 million at December 31, 1994, and $32.7 million at June 30, 1994. The $12.7 million reduction in nonperforming assets since June 30, 1994 was primarily the result of the disposition of foreclosed real estate. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

NONINTEREST INCOME
Noninterest income was $23.1 million for the second quarter of 1995, compared to $20.5 million for the second quarter of 1994. The $2.5 million increase was the result of a $1.3 million increase in other income from the second quarter of 1994 to the same period of 1995. Much of this is attributable to gains on loan sales. During the second quarter of 1994, BancShares recorded losses of $973,000 on the sale of mortgage loans, compared to a gain of $113,000 during the same period of 1995. Shifting market rates during 1995 caused the fair value of loans sold to increase. Fee income increased $682,000 between the two periods. The strongest growth was in revenues from operational services provided to affiliate banks and fee income generated by First Citizens Investor Services, a subsidiary providing mutual fund and annuity products. For the six-month period ended June 30, 1995, noninterest income totaled $44.7 million, an increase of $3.8 million from the same period of 1994. The 9.3 percent increase was the combined result of higher affiliate fee income. Other income improved $1.1 million during the first six months of 1995. Loan sales generated gains of $125,000 during 1995, compared to losses of $788,000 recorded during the same period of 1994.

NONINTEREST EXPENSE
Noninterest expense for the second quarter of 1995 amounted to $62.9 million. This was a 10.3 percent increase over the second quarter of 1994. Salaries and wages increased 11 percent between the periods, primarily the result of merit raises. Employee benefits expense increased 33.5 percent during the second quarter of 1995. While some personnel-related costs are the result of new employees, certain changes during 1995 have contributed to the increases. During 1995, substantially all employees received merit increases simultaneously during the second quarter, where such increases were distributed throughout 1994. Health care costs increased during 1995 following the introduction of a new plan for associates. While such an increase generally follows the introduction of a new plan, costs typically fall in subsequent periods. Occupancy expense increased 13.9 percent during the second quarter of 1995, compared to the corresponding period of 1994. For the six month period ended June 30, occupancy expense during 1995 was 12.2 percent above the 1994 level. Increases for both the quarters and the six month periods ended June 30, 1995 and 1994 resulted from increased operating costs, including higher rent expense and depreciation expense resulting from new and renovated branch facilities. Other expenses increased 6.1 percent and 10.7 percent, respectively, for the quarters and six-month periods ending June 30, 1995 and 1994. Contributing to these increases were higher levels of postage expense, credit card processing costs, and losses sustained from non-credit losses. INCOME TAXES Income tax expense amounted to $6.8 million during the second quarter of 1995, compared to $7.1 million during the second quarter of 1994. The effective tax rates for these periods were 35.1 percent and 34.8 percent, respectively.

LIQUIDITY
Management relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the extensive branch network has enabled management to fund asset growth and maintain liquidity. BancShares also maintains readily available sources to borrow funds as needed through its correspondent network. Loans to deposits averaged 75.5 percent during the second quarter of 1995 versus 70 percent for the same period of 1994. Although the strong loan growth during 1994 caused this ratio to increase, management continues to view liquidity as a key financial objective.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At June 30, 1995, and 1994, the leverage capital ratio of BancShares was 6.1 percent and 6.5 percent, respectively, surpassing the minimum level of 3 percent. The reduction experienced during 1995 has resulted from intangible assets resulting from business combinations. As a percentage of risk-adjusted assets, BancShares' core capital ratio was 9.3 percent and 10.3 percent, respectively at June 30, 1995, and 1994. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total capital ratio was 10.6 percent and 11.5 percent of risk-adjusted assets, above the minimum 8 percent level. The reduction in these capital ratios reflect the impact of the acquisition-related intangibles.