Form 10-Q
period 1995-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 1995-11-13
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  September 30, 1995

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

                          Yes    X           No  _____


Class A Common Stock--$1 Par Value--8,933,912 shares
Class B Common Stock--$1 Par Value--1,766,464 shares
(Number of shares outstanding, by class, as of November 13, 1995)

                               INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Condition at
          September 30, 1995, December 31, 1994, and September 30, 1994      3-4


          Consolidated Statements of Income for the three-month periods ended September 30, 1995, and September 30, 1994, and for the nine-month
          periods ended September 30, 1995, and September 30, 1994           4-5


          Consolidated Statements of Changes in Shareholders' Equity
          for the nine-month periods ended September 30, 1995,
          and September 30, 1994                                               5


          Consolidated Statements of Cash Flows for the nine-month periods
          ended September 30, 1995, and September 30, 1994                     6


          Note to Consolidated Financial Statements                            7


Item 2.   Management's Discussion and Analysis of Financial Condition       7-19
          and Results of Operations



PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b)  Reports on Form 8-K.  During the quarter ended
               September 30, 1995, Registrant filed no Current Reports on Form 8-K.

                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  November 13, 1995                     By:
                                              Kenneth A. Black
                                              Vice President, Treasurer,
                                              and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Third Quarter 1995

Consolidated Statements of Condition
First Citizens BancShares, Inc. and Subsidiaries


                                                   September 30   December 31  September 30
(thousands,except share data)                              1995          1994          1994
Assets
Cash and due from banks                                $483,627      $455,710      $378,627
Investment securities                                 1,744,233     1,458,969     1,497,252
Federal funds sold                                       77,740         6,750        92,750
Loans                                                 4,540,056     4,148,133     3,939,264
Less reserve for loan losses                             77,986        72,017        71,537

     Net loans                                        4,462,070     4,076,116     3,867,727

Premises and equipment                                  206,349       188,824       190,151
Income earned not collected                              54,188        45,194        43,910
Other assets                                            140,565       101,761       113,034

     Total assets                                    $7,168,772    $6,333,324    $6,183,451

Liabilities
Deposits:
  Noninterest-bearing                                  $945,885      $858,537      $834,985
  Interest-bearing                                    5,282,079     4,659,052     4,575,823

     Total deposits                                   6,227,964     5,517,589     5,410,808
Short-term borrowings                                   343,101       290,861       231,491
Long-term obligations                                    23,593        34,542        47,926
Other liabilities                                        68,240        40,921        54,418

     Total liabilities                                6,662,898     5,883,913     5,744,643

Shareholders' Equity
Common stock:
   Class A - $1 par value (8,923,855;8,419,389;
    and 8,421,815 shares issued, respectively)            8,924         8,419         8,422
   Class B - $1 par value (1,766,464;1,769,451;
    and 1,770,441 shares issued, respectively)            1,767         1,770         1,770
Surplus                                                 105,797        82,631        82,315
Retained earnings                                       389,386       356,591       346,301

     Total shareholders'equity                          505,874       449,411       438,808

     Total liabilities and shareholders' equity      $7,168,772    $6,333,324    $6,183,451
See accompanying Note to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1995

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries

                                            Three Months Ended             Nine Months Ended
                                               September 30                  September 30

(thousands, except per share data)           1995           1994           1995          1994
Interest Income
Loans                                     $97,380        $77,360       $282,688      $218,546
Investment securities:
  U. S. Government                         22,052         16,894         55,567        55,016
  State, county and municipal                 108             31            302            51
  Other                                        48             26            141            74

  Total investment securities income       22,208         16,951         56,010        55,141
Federal funds sold                          2,646            943          6,039         2,115

  Total interest income                   122,234         95,254        344,737       275,802
Interest Expense
Deposits                                   55,155         34,609        149,463       100,050
Short-term borrowings                       4,287          2,048         10,956         5,491
Long-term obligations                         416            608          1,277         1,957

  Total interest expense                   59,858         37,265        161,696       107,498
  Net interest income                      62,376         57,989        183,041       168,304
Provision for loan losses                   1,716          1,159          3,710         1,300

  Net interest income after provision      60,660         56,830        179,331       167,004
Noninterest Income
Trust income                                2,178          2,041          6,656         6,172
Service charges on deposit accounts        10,249          9,609         29,648        29,241
Credit card income                          3,773          3,394          9,840         9,025
Other service charges and fees              5,328          4,326         15,518        12,383
Other                                       2,032          1,984          6,610         5,424

  Total noninterest income                 23,560         21,354         68,272        62,245

                                           84,220         78,184        247,603       229,249
Noninterest Expense
Salaries and wages                         26,578         24,951         79,491        74,102
Pension and other employee benefits         4,040          3,512         13,124        10,685
Occupancy expense                           5,224          4,820         15,235        13,741
Equipment expense                           6,286          5,665         18,576        17,229
Other                                      17,588         18,413         58,529        55,381

  Total noninterest expense                59,716         57,361        184,955       171,138

Income before income taxes                 24,504         20,823         62,648        58,111
Income taxes                                8,686          7,138         22,028        20,071

  Net income                              $15,818        $13,685        $40,620       $38,040

Per Share
Net income                                  $1.49          $1.37          $3.85         $3.86
Cash dividends                               0.20          0.175          0.600         0.525
See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1995

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries

                                         Class A     Class B
                                          Common      Common                Retained       Total
(thousands,except share data)              Stock       Stock     Surplus    Earnings      Equity
Balance at December 31, 1993              $7,986      $1,780     $61,717    $317,567    $389,050

Issuance of 73,128 shares of Class A
    common stock pursuant to the Employee
    Stock Purchase Plan                       73                   2,338                   2,411
Issuance of 5,100 shares of Class A
    common stock pursuant to the
    Dividend Reinvestment Plan                 5                     208                     213
Issuance of 433,068 shares of Class A
    common stock in connection with
    acquisitions                             433                  18,052                  18,485
Redemption of 75,550 shares of Class A
    common stock and 9,627 shares of         (75)        (10)                 (3,655)     (3,740)
    Class B common stock
Net income                                                                    38,040      38,040
Cash dividends                                                                (5,150)     (5,150)
Other                                                                           (501)       (501)

Balance at September 30, 1994             $8,422      $1,770     $82,315    $346,301    $438,808


Balance at December 31, 1994              $8,419      $1,770     $82,631    $356,591    $449,411

Issuance of 39,412 shares of Class A
    common stock pursuant to the Employee
    Stock Purchase Plan                       39                   1,508                   1,547
Issuance of 6,839 shares of Class A
    common stock pursuant to the
    Dividend Reinvestment Plan                 7                     298                     305
Issuance of 484,821 shares of Class A
    common stock in connection with various
    acquisitions                             485                  21,360                  21,845
Redemption of 26,606 shares of Class A
    common stock and 2,987 shares of
    Class B common stock                     (26)         (3)                 (1,421)     (1,450)
Net income                                                                    40,620      40,620
Cash dividends                                                                (6,404)     (6,404)

Balance at September 30, 1995             $8,924      $1,767    $105,797    $389,386    $505,874
See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1995

CONSOLIDATED STATEMENTS OF CASH FLOWS
First Citizens BancShares, Inc. and Subsidiaries

                                                       Nine months ended September 30

(thousands)                                                        1995          1994
Operating Activities
Net income                                                      $40,620       $38,040
Adjustments:
  Amortization of intangibles                                     4,235         2,939
  Provision for loan losses                                       3,710         1,300
  Deferred tax benefit                                              (21)         (610)
  Change in current taxes payable                                 4,298         1,820
  Depreciation                                                   12,619        11,661
  Change in accrued interest payable                             18,843           687
  Change in income earned not collected                          (7,697)        2,291
  Origination of loans held for sale                            (28,771)      (68,508)
  Proceeds from sale of loans                                    24,095       112,796
  (Gain) loss on sale of mortgage loans                            (431)          806
  Net amortization of premiums and discounts                     14,873        21,261
  Net change in other assets                                    (12,046)       11,695
  Net change in other liabilities                                 3,271        (5,246)
  Net periodic pension cost                                         510           482
Net cash provided by operating activities                        78,108       131,414

Investing Activities
  Disposition of premises and equipment                           2,940         2,364
  Addition to premises and equipment                            (24,488)      (18,384)
  Net increase in loans outstanding                            (217,425)     (337,651)
  Purchase of investment securities                            (883,303)     (120,433)
  Proceeds from maturities of investment securities             624,929       454,175
  Net change in federal funds sold                              (62,318)      (69,700)
  Purchase of institutions, net of cash acquired                106,092        13,397
Net cash used by investing activities                          (453,573)      (76,232)

Financing Activities
  Repurchase of common stock                                     (1,450)       (3,740)
  Proceeds from issuance of stock, net of related costs           1,716         2,624
  Cash dividends paid                                            (6,404)       (5,149)
  Net change in time deposits                                   461,154       (78,989)
  Net change in demand and other interest-bearing deposits      (88,832)       35,253
  Net change in short-term borrowings                            37,198       (19,406)
Net cash provided (used) by financing activities                403,382       (69,407)

Change in cash and due from banks                                27,917       (14,225)
Cash and due from banks at beginning of period                  455,710       392,852
Cash and due from banks at end of period                       $483,627      $378,627

Cash payments for:
  Interest                                                     $142,853      $106,549
  Income taxes                                                   20,115        17,567

Supplemental disclosure of noncash investing and financing activities:
   Common stock issued for acquisitions                         $21,981       $18,485
   Long-term obligations issued for acquisitions                  2,494         -

See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1995

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

Financial Summary

                                                                                                 Table 1
                                                                 1995                         1994

                                                     Third     Second      First     Fourth      Third
(thousands, except per share data and ratios)      Quarter    Quarter    Quarter    Quarter    Quarter
Summary of Operations
Interest Income                                      $122,234   $116,282   $106,221   $100,203    $95,254
Interest income - taxable equivalent                  122,801    116,845    106,774    100,693     95,731
Interest expense                                       59,858     55,537     46,301     40,628     37,265

Net interest income-taxable equivalent                 62,943     61,308     60,473     60,065     58,466
Taxable equivalent adjustment                             567        563        553        490        477

Net interest income                                    62,376     60,745     59,920     59,575     57,989
Provision for loan losses                               1,716      1,460        534      1,486      1,159

Net interest income after provision for loan losses    60,660     59,285     59,386     58,089     56,830
Noninterest income                                     23,560     23,057     21,655     21,080     21,354
Noninterest expense                                    59,716     62,876     62,363     59,444     57,361

Income before income taxes                             24,504     19,466     18,678     19,725     20,823
Income taxes                                            8,686      6,842      6,500      6,796      7,138

Net income                                            $15,818    $12,624    $12,178    $12,929    $13,685

Selected Average Balances
Total assets                                       $7,053,579 $6,702,692 $6,323,537 $6,227,704 $6,102,964
Investment securities                               1,694,776  1,493,415  1,380,424  1,498,143  1,543,548
Loans                                               4,500,192  4,424,724  4,253,117  3,999,377  3,854,738
Interest-earning assets                             6,376,273  6,061,732  5,716,572  5,590,432  5,480,912
Deposits                                            6,124,360  5,858,280  5,533,654  5,422,018  5,338,095
Interest-bearing liabilities                        5,569,496  5,299,570  5,009,276  4,895,564  4,818,665
Long-term obligations                                  24,595     26,174     32,564     43,854     48,908
Shareholders' equity                                 $498,108   $482,885   $460,695   $443,833   $423,982
Shares outstanding                                 10,688,019 10,618,902 10,376,351 10,192,150  9,980,530

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets                                             0.89%      0.76%      0.78%      0.82%      0.89%
Shareholders' equity                                    12.60      10.49      10.72      11.56      12.81
Dividend payout ratio                                   13.42      16.81      17.09      15.75      12.77

Liquidity and Capital Ratios (averages)
Loans to deposits                                       73.48%     75.53%     76.86%     73.76%     72.21%
Shareholders' equity to total assets                     7.06       7.20       7.29       7.13       6.95
Time certificates of $100,000 or more to total
deposits                                                 8.61       8.04       7.30       6.63       6.41

Per Share of Stock
Net income                                              $1.49      $1.19      $1.17      $1.27      $1.37
Cash dividends                                           0.20       0.20       0.20       0.20      0.175
Book Value at period end                                47.32      46.06      45.06      44.11      43.05


First Citizens BancShares, Inc and Subsidiaries
Third Quarter 1995

Financial Summary

                                                                 Table 1

                                                       Nine Months Ended
                                                          September 30
(thousands, except per share data and ratios)            1995       1994
Summary of Operations
Interest Income                                      $344,737   $275,802
Interest income - taxable equivalent                  346,420    277,165
Interest expense                                      161,696    107,498

Net interest income-taxable equivalent                184,724    169,667
Taxable equivalent adjustment                           1,683      1,363

Net interest income                                   183,041    168,304
Provision for loan losses                               3,710      1,300

Net interest income after provision for loan losses   179,331    167,004
Noninterest income                                     68,272     62,245
Noninterest expense                                   184,955    171,138

Income before income taxes                             62,648     58,111
Income taxes                                           22,028     20,071

Net income                                            $40,620    $38,040

Selected Average Balances
Total assets                                       $6,700,778 $6,067,841
Investment securities                               1,524,023  1,633,744
Loans                                               4,393,583  3,729,439
Interest-earning assets                             6,053,942  5,434,562
Deposits                                            5,840,928  5,305,807
Interest-bearing liabilities                        5,294,890  4,819,603
Long-term obligations                                  27,298     55,413
Shareholders' equity                                 $479,744   $408,424
Shares outstanding                                 10,562,232  9,860,370

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets                                             0.81%      0.84%
Shareholders' equity                                    11.32      12.45
Dividend payout ratio                                   15.58      13.60

Liquidity and Capital Ratios (averages)
Loans to deposits                                       75.22%     70.29%
Shareholders' equity to total assets                     7.16       6.73
Time certificates of $100,000 or more to total
deposits                                                 8.00       6.33

Per Share of Stock
Net income                                              $3.85      $3.86
Cash dividends                                           0.60      0.525
Book Value at period end                                47.32      43.05




First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1995

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
                Bladenboro, North Carolina


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1995

Outstanding Loans by Type

                                                                                    Table 3

                                                      1995                  1994

                                          Third     Second      First     Fourth      Third
(thousands)                             Quarter    Quarter    Quarter    Quarter    Quarter
Real estate:
Construction and land development  $  109,597 $  111,285 $  107,197 $  100,708 $  106,206
Mortgage:
  1-4 family residential            1,456,076  1,399,023  1,357,256  1,296,713  1,223,687
  Commercial                          744,811    743,367    741,948    720,407    601,887
  Equity Line                         394,088    395,412    385,581    349,092    302,478
  Other                               130,952    124,682    116,444    109,069     80,612
Commercial and industrial             455,781    459,446    415,968    373,947    469,145
Consumer                            1,173,740  1,171,441  1,163,348  1,119,994  1,076,256
Lease financing                        58,013     58,464     58,364     60,598     53,835
Other                                  16,998     17,115     16,863     17,605     25,158

Total loans                         4,540,056  4,480,235  4,362,969  4,148,133  3,939,264
Less reserve for loan losses           77,986     76,887     73,897     72,017     71,537

Net loans                          $4,462,070 $4,403,348 $4,289,072 $4,076,116 $3,867,727


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1995

Investment Securities


                                                                                                                 Table 4
                                          September 30, 1995                               September 30, 1994

                                                       Average     Taxable                           Average     Taxable
                                     Book    Market   Maturity  Equivalent      Book      Market    Maturity  Equivalent
(thousands)                         Value     Value (Yrs./Mos.)      Yield     Value       Value (Yrs./Mos.)       Yield
U. S. Government:
Within one year                $  950,133 $  947,448    0/6        4.86%  $  730,097  $  724,059     0/7          4.21%
One to five years                 773,616    774,519    1/8        6.01      757,585     734,870     1/6          4.43
Five to ten years                   2,403      2,330    7/8        5.95        3,383       2,597     13/8         5.70
Over ten years                      6,736      6,718   19/3        7.24          779         779     17/9         8.04

Total                           1,732,888  1,731,015    1/2        5.39    1,491,065   1,461,526     1/1          4.32

State, county and municipal:
Within one year                     1,326      1,333    0/6        7.27          562         568     0/5          8.18
One to five years                   4,058      4,109    2/7        6.67        1,874       1,891     3/1          7.27
Five to ten years                   2,776      2,868    5/8        7.35        2,657       2,647     7/1          7.30
Over ten years                        195        195   12/11       9.00          779         779     17/11        8.03

Total                               8,355      8,505    3/11       7.05        5,872       5,885     4/10         7.38

Other
One to five years                   2,935      2,905    2/8        8.63          260         260     3/0          8.75
Five to ten years                      55         55    6/5        8.00           55          55     7/5          8.00
Total                               2,990      2,960    2/2        8.62          315         315     3/0          8.74

Total investment securities    $1,744,233 $1,742,480    1/2        5.40%  $1,497,252  $1,467,726     1/1          4.34%


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1995

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Third Quarter

                                                                                                             Table 5

                                                  1995                       1994          Increase (decrease) due to

                                               Interest                    Interest
                                     Average   Income/  Yield/  Average    Income/  Yield/          Yield/      Total
(thousands)                          Balance   Expense    Rate  Balance    Expense   Rate    Volume   Rate     Change
Assets
Loans:
Secured by real estate              $2,795,987 $ 59,992   8.47% $2,251,162  $45,135   7.98% $11,518   $3,339  $14,857
Commercial and industrial              462,375   10,821   9.26     473,858    9,520   7.92     (264)   1,565    1,301
Consumer                             1,166,488   25,494   8.73   1,051,439   21,725   8.25    2,440    1,329    3,769
Lease financing                         57,906    1,117   7.58      53,048      985   7.43      101       31      132
Other                                   17,436      464   8.46      25,231      456   7.16     (108)     116        8

Total loans                          4,500,192   97,888   8.64   3,854,738   77,821   8.04   13,687    6,380   20,067
Investment securities:
U. S. Government                     1,683,096   22,052   5.20   1,539,885   16,894   4.35    1,715    3,443    5,158
State, county and municipal              8,688      168   7.67       2,367       47   7.88      124       (3)     121
Mortgage-backed                          2,992       47   6.23       1,296       26   7.96       30       (9)      21

Total investment securities          1,694,776   22,267   5.21   1,543,548   16,967   4.36    1,869    3,431    5,300
Federal funds sold                     181,305    2,646   5.79      82,626      943   4.53    1,284      419    1,703

Total interest-earning assets       $6,376,273 $122,801   7.65% $5,480,912  $95,731   6.95% $16,840  $10,230  $27,070

Liabilities
Deposits:
Checking With Interest              $  825,813 $  3,324   1.60% $  794,433  $ 3,418   1.71% $   131    ($225)    ($94)
Savings                                705,058    4,045   2.28     701,358    3,951   2.23       13       81       94
Money market accounts                  737,178    6,058   3.26     776,667    4,988   2.55     (287)   1,357    1,070
Time deposits                        2,937,613   41,728   5.64   2,264,533   22,252   3.90    8,080   11,396   19,476

Total interest-bearing deposits      5,205,662   55,155   4.20   4,536,991   34,609   3.03    7,937   12,609   20,546
Federal funds purchased                 65,637      955   5.77      13,450      149   4.40      669      137      806
Repurchase agreements                   22,021      264   4.76      19,345      167   3.42       27       70       97
Master notes                           216,337    2,610   4.79     175,094    1,462   3.31      419      729    1,148
U. S. Treasury tax and loan accounts    18,831      262   5.52      17,307      181   4.15       19       62       81
Other short-term borrowings             16,413      197   4.76       7,570       89   4.66      105        3      108
Long-term obligations                   24,595      415   6.69      48,908      608   4.93     (356)     163     (193)

Total interest-bearing liabilities  $5,569,496 $ 59,858   4.26% $4,818,665  $37,265   3.07% $ 8,820  $13,773  $22,593

Interest rate spread                                      3.39%                       3.88%

Net interest income and net yield
on interest-earning assets                     $62,943    3.92%            $58,466    4.23% $ 8,020  ($3,543) $ 4,477



First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1995

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Nine Months

                                                                                                                            Table 6

                                                      1995                          1994         Increase (decrease) due to

                                                  Interest                      Interest
                                       Average     Income/  Yield/    Average    Income/  Yield/            Yield/    Total
(thousands)                            Balance     Expense    Rate    Balance    Expense    Rate   Volume     Rate   Change
Assets
Loans:
Secured by real estate              $2,727,870    $172,573    8.44% $2,220,719   $128,947    7.70% $30,271  $13,355  $43,626
Commercial and industrial              430,158      30,128    9.33     449,849     25,706    7.59   (1,275)   5,697    4,422
Consumer                             1,159,949      77,099    8.87     984,886     61,159    8.28   11,227    4,713   15,940
Lease financing                         58,424       3,322    7.58      49,376      2,820    7.62      517      (15)     502
Other                                   17,182       1,087    8.46      24,609      1,250    6.79     (424)     261     (163)

Total loans                          4,393,583     284,209    8.62   3,729,439    219,882    7.87   40,316   24,011   64,327
Investment securities:
U. S. Government                     1,513,309      55,567    4.91   1,632,140     55,066    4.51   (4,195)   4,696      501
State, county and municipal              7,951         465    7.82       1,280         79    8.25      401      (15)     386
Other                                    2,763         140    6.77         324         23    9.49      148      (31)     117

Total investment securities          1,524,023      56,172    4.93   1,633,744     55,168    4.51   (3,646)   4,650    1,004
Federal funds sold                     136,336       6,039    5.92      71,379      2,115    3.96    2,401    1,523    3,924

Total interest-earning assets       $6,053,942    $346,420    7.63% $5,434,562   $277,165    6.81% $39,071  $30,184  $69,255

Liabilities
Deposits:
Checking With Interest                $804,391     $10,213    1.70%   $780,274     $9,969    1.71%    $305      (61)     244
Savings                                690,376      11,698    2.27     681,902     11,402    2.24      142      154      296
Money market accounts                  734,353      18,081    3.29     789,876     13,944    2.36   (1,169)   5,306    4,137
Time deposits                        2,752,719     109,471    5.32   2,274,685     64,735    3.80   16,231   28,505   44,736

Total interest-bearing deposits      4,981,839     149,463    4.01   4,526,737    100,050    2.96   15,509   33,904   49,413
Federal funds purchased                 39,369       1,721    5.84      20,151        543    3.60      679      499    1,178
Repurchase agreements                   22,928         846    4.93      20,982        443    2.82       56      347      403
Master notes                           191,723       7,134    4.97     162,951      3,524    2.89      848    2,762    3,610
U. S. Treasury tax and loan accounts    17,468         752    5.76      25,355        672    3.54     (275)     355       80
Other short-term borrowings             14,265         504    4.72       8,014        309    5.16      231      (36)     195
Long-term obligations                   27,298       1,276    6.25      55,413      1,957    4.72   (1,154)     473     (681)

Total interest-bearing liabilities  $5,294,890    $161,696    4.08% $4,819,603   $107,498    2.98% $15,894  $38,304  $54,198

Interest rate spread                                          3.55%                         3.83%

Net interest income and net yield
on interest-earning assets                        $184,724    4.08%             $169,667    4.17% $23,177  ($8,120) $15,057


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1995

Summary of Loan Loss Experience and Risk Elements

                                                                                                Table 7

                                                                 1995                      1994


                                                      Third     Second     First      Fourth     Third
(thousands, except ratios)                          Quarter    Quarter    Quarter    Quarter    Quarter

Reserve balance at beginning of period              $76,887    $73,897    $72,017    $71,537    $70,862
Reserve of acquired institution                          (6)     1,986      1,272        436        360
Provision for loan losses                             1,716      1,460        534      1,486      1,159
Net charge-offs:
Charge-offs                                          (1,783)    (1,670)    (1,234)    (3,022)    (2,276)
Recoveries                                            1,172      1,214      1,308      1,580      1,432

Net (charge-offs) recoveries                           (611)      (456)        74     (1,442)      (844)

Reserve balance at end of period                    $77,986    $76,887    $73,897    $72,017    $71,537

Historical Statistics

Balances
Average total loans                              $4,500,192 $4,424,724 $4,253,117 $3,999,377 $3,854,738
Total loans at period-end                         4,540,056  4,480,235  4,362,969  4,148,133  3,939,264

Risk Elements
Nonaccrual loans                                    $14,296    $16,406    $19,953    $21,069    $22,720
Other real estate acquired through forclosure         2,739      3,590      4,296      5,926      7,614

Total nonperforming assets                          $17,035    $19,996    $24,249    $26,995    $30,334

Accruing loans 90 days or more past due              $4,874     $3,524     $5,020     $5,326     $5,177

Ratios
Net charge-offs (annualized) to average total loans    0.05%      0.04%     -0.01%      0.14%      0.09%
Reserve for loan losses to total loans                 1.72       1.72       1.69       1.87       1.82
Nonperforming assets to total loans plus foreclosed
real estate at period-end                              0.37       0.45       0.56       0.65       0.77


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1995

Summary of Loan Loss Experience and Risk Elements


                                                                   Table 7


                                                         Nine Months Ended
(thousands, except ratios)                                 September 30
                                                           1995       1994

Reserve balance at beginning of period                  $72,017    $70,049
Reserve of acquired institution                           3,252        573
Provision for loan losses                                 3,710      1,300
Net charge-offs:
Charge-offs                                              (4,687)    (5,458)
Recoveries                                                3,694      5,073

Net (charge-offs) recoveries                               (993)      (385)

Reserve balance at end of period                        $77,986    $71,537

Historical Statistics

Balances
Average total loans                                   $4,393,583 $3,729,439
Total loans at period-end                              4,540,056  3,939,264

Risk Elements
Nonaccrual loans                                        $14,296    $22,720
Other real estate acquired through forclosure             2,739      7,614

Total nonperforming assets                              $17,035    $30,334

Accruing loans 90 days or more past due                  $4,874     $5,177

Ratios
Net charge-offs (annualized) to average total loans        0.03%      0.01%
Reserve for loan losses to total loans                     1.72       1.82
Nonperforming assets to total loans plus foreclosed
real estate at period-end                                  0.37       0.77


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1995

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

SUMMARY
BancShares realized an earnings increase of 15.6 percent during the third quarter of 1995 compared to the third quarter of 1994. Consolidated net income during the third quarter of 1995 was $15.8 million, compared to $13.7 million earned during the corresponding period of 1994. The decrease was the result of higher noninterest expense. Net income per share during the third quarter of 1995 totaled $1.49, compared to $1.37 during the third quarter of 1994. Return on average assets was 0.89 percent for the third quarters of 1995 and 1994. For the nine-month period ended September 30, consolidated net income increased from $38 million in 1994 to $40.6 million in 1995. This increase was the result of increases in net interest income and noninterest income, with such increases offsetting the increase in noninterest expense. Net income per share during 1995 totaled $3.85, compared to $3.86 during the same period of 1994. The reduction in net income per share despite an increase in consolidated net income reflects the higher number of average shares outstanding during 1995, the result of shares of Class A common stock being issued for certain business combinations. Return on average assets was 0.81 percent for 1995 compared to 0.84 percent during the same period of 1994. Other profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balances, interest income and expense, and yields and rates presented in Tables 5 and 6.

INTEREST-EARNING ASSETS
Interest-earning assets averaged $6.38 billion for the third quarter of 1995, an increase of $895.4 million or 16.3 percent from the third quarter of 1994, the result of growth in the loan portfolio. For the nine-month period ended September 30, 1995, earning assets averaged $6.05 billion, compared to $5.43 billion during the same period of 1994, an increase of 11.4 percent. Loans. At September 30, 1995, and 1994, gross loans totaled $4.54 billion and $3.94 billion, respectively. As of December 31, 1994, gross loans were $4.15 billion. The $391.9 million increase from December 31, 1994 to September 30, 1995, is the combined result of the $170.4 million in acquired loans and growth among consumer and commercial and industrial loans. The $600.8 million growth in loans from September 30, 1994 to September 30, 1995 results from acquisitions, which have added $219 million in loans, and strong growth within various loan products. Table 3 details outstanding loans by type for the past five quarters. During the third quarter of 1995, average loans were $4.5 billion, an increase of $645.5 million or 16.7 percent from the comparable period of 1994. Consumer loans averaged $1.17 billion during the third quarter of 1995, compared to $1.05 billion during the same period of 1994, an increase of $115 million or 10.9 percent. This results from sustained demand for automobile financing. Loans secured by real estate averaged $2.8 billion during the third quarter of 1995, an increase of $544.8 million or 24.2 percent between the two periods. Growth in the consumer portfolio is expected to continue throughout 1995. However, higher market rates during 1995 are likely to diminish demand, and management does not expect loans to display the growth rate seen during 1994. Growth among loans secured by real estate is expected to continue at moderate levels. Management anticipates stronger growth among commercial and industrial loans throughout the remainder of 1995. Investment securities. At September 30, 1995, and 1994, the investment portfolio totaled $1.74 billion and $1.5 billion, respectively. At December 31, 1994, the investment portfolio was $1.46 billion. The growth in the portfolio during 1995 has resulted from increased liquidity. All securities are classified as held-to-maturity, as BancShares has the ability and the positive intent to hold its investment portfolio until maturity. Table 4 presents detailed information relating to the investment portfolio. Income on Interest-Earning Assets. Taxable equivalent interest income amounted to $122.8 million during the third quarter of 1995, a 28.3 percent increase over the third quarter of 1994. The average yield on interest-earning assets for the third quarter of 1995 was 7.65 percent, compared to 6.95 percent for the corresponding period of 1994, a 70 basis point improvement resulting from higher market rates. Taxable equivalent loan income for the third quarter of 1995 was $97.9 million, an increase of $20.1 million or 25.8 percent from the third quarter of 1994 due to growth in the loan portfolio and higher loan yields. The taxable equivalent yield on the loan portfolio was 8.64 percent during the third quarter of 1995, compared to 8.04 percent during the same period of 1994. Taxable equivalent loan income for the nine-month period ended September 30 was $284.2 million, a
29.3 percent increase over the same period of 1994, the combined result of the volume increases and a 75 basis point yield increase. Taxable equivalent income earned on the investment portfolio amounted to $22.3 million during the third quarter of 1995 and $17 million during the same period of 1994. The portfolio's taxable equivalent yield increased from 4.36 percent for the quarter ended September 30, 1994, to 5.21 percent for the quarter ended September 30, 1995. Additionally, the average portfolio during the third quarter of 1995 was $1.69 billion, an increase of $151.2 million or 9.8 percent over the same period of 1994. For the nine-month period ended September 30, 1995, and 1994, investment securities taxable-equivalent interest income increased 1.8 percent, the result of a 42 basis point yield improvement.

INTEREST-BEARING LIABILITIES.
At September 30, 1995, and 1994, interest-bearing liabilities totaled $5.65 billion and $4.86 billion, respectively, compared to $4.98 billion as of December 31, 1994. Average interest-bearing liabilities for the third quarter of 1995 totaled $5.57 billion, an increase of 15.6 percent from the third quarter of 1994. Deposits. At September 30, 1995, total deposits were $6.23 billion, an increase of $817.2 million or 15.1 percent over September 30, 1994. Compared to the December 31, 1994 balance of $5.52 billion, total deposits have increased $710.4 million. Acquisitions during 1995 have generated $338.1 million in deposit liabilities. The remaining increase in deposits since December 31, 1994 has resulted from growth generated within the existing branch network, largely the result of a promotion of the one year certificate of deposit during the first quarter. Average interest-bearing deposits were $5.2 billion during the third quarter of 1995 compared to $4.54 billion during the third quarter of 1994, an increase of 14.7 percent. Much of the increase is attributed to average time deposits, which increased $673.1 million from the third quarter of 1994 to the third quarter of 1995. Borrowed Funds. At September 30, 1995, short-term borrowings totaled $343.1 million compared to $290.9 million at December 31, 1994 and $231.5 million at September 30, 1994. For the quarters ended September 30, 1995, and 1994, short-term borrowings averaged $339.2 million and $232.8 million, respectively, a 45.7 percent increase resulting from higher levels of overnight borrowings. Long-term obligations averaged $24.6 million during the third quarter of 1995, compared to $48.9 million during the third quarter of 1994. The 49.7 percent reduction results from the reclassification of Federal Home Loan Bank borrowings to short-term status. Expense on Interest-Bearing Liabilities. Interest expense amounted to $59.9 million during the third quarter of 1995, a $22.6 million or 60.6 percent increase from the third quarter of 1994. The higher interest expense resulted from a 119 basis point increase in the aggregate rate on interest bearing liabilities, which was 4.26 percent during the third quarter of 1995, compared to 3.07 percent during the third quarter of 1994. The $750.8 million growth in average interest-bearing liabilities also contributed to the higher level of interest expense during 1995. For both the three-month and the nine-month periods ended September 30, increases in interest expense also resulted from the shifting mix of deposits. Since time deposits typically carry higher rates than transaction accounts, the higher ratios of time deposits to total interest-bearing deposits in 1995 over 1994 contributed to the increase in interest expense. Interest expense for the nine-month period ended September 30, 1995, was $161.7 million, a 50.4 percent increase over the comparable period of 1994. The increase resulted from a 110 basis point increase in the rate on interest-bearing liabilities and a $475.3 million increase in average interest-bearing liabilities.

NET INTEREST INCOME
Taxable equivalent net interest income totaled $62.9 million during the third quarter of 1995, an increase of 7.7 percent from the third quarter of 1994. The average net yield on interest-earning assets was 3.92 percent for the third quarter of 1995, 31 basis points below the net yield recorded during the third quarter of 1994. The taxable equivalent interest rate spread was 3.39 percent for the third quarter of 1995, compared to 3.88 percent for the third quarter of 1994. Management anticipates continued compression of the net yield in the coming quarters due to current market conditions. Management views the ratio of interest-earning assets to interest-bearing liabilities within one year to be at an acceptable level. Management is aware of the potential negative impact changes in interest rates may have on net interest income. A principal objective of BancShares' asset liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure.

ASSET QUALITY
Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current and projected economic conditions in order to evaluate the adequacy of the reserve for loan losses. At September 30, 1995, the reserve for loan losses amounted to $78 million or 1.72 percent of loans outstanding. This compares to $71.5 million or 1.82 percent at September 30, 1994. Lower levels of nonperforming assets during 1995 have allowed a slight reduction in the reserve ratio. Management considers the established reserve adequate to absorb future losses that relate to loans outstanding at September 30, 1995. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions. In addition, various regulatory agencies may require the recognition of additions to the reserve based on their examinations. The provision for loan losses charged to operations during the nine months ended September 30, 1995 was $3.3 million, compared to $573,000 during the same period of 1994. Net charge-offs for the nine months ended September 30, 1995 totalled $993,000, compared to net charge-offs of $385,000 during the same period of 1994. Table 7 provides details concerning the reserve and provision for loan losses over the past five quarters. Nonperforming assets. At September 30, 1995, BancShares' nonperforming assets amounted to $17 million or 0.37 percent of gross loans plus foreclosed properties, compared to $27 million at December 31, 1994, and $30.3 million at September 30, 1994. The $13.3 million reduction in nonperforming assets since September 30, 1994 reflected reductions in nonaccrual loans and foreclosed assets. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

NONINTEREST INCOME
Noninterest income was $23.6 million for the third quarter of 1995, compared to $21.4 million for the third quarter of 1994. The $2.2 million increase was primarily due to higher fee income, the result of growth among fees collected from other banks for processing services. Total fee income during the third quarter of 1995 was $5.3 million, compared to $4.3 million from the same period of 1994. During the third quarter of 1995, service charge income was $10.2 million, a 6.7 percent increase over the $9.6 million earned during the same period of 1994. Bolstered by growth in merchant activity, credit card income increased 11.2 percent from the third quarter of 1994 to the same period of 1995. For the nine-month period ended September 30, 1995, noninterest income totaled $68.3 million, an increase of $6 million from the same period of 1994. The 9.7 percent increase was the combined result of higher service charge income and improved fee income. Loan sales generated gains of $432,000 during 1995, compared to losses of $806,000 recorded during the same period of 1994.

NONINTEREST EXPENSE
Noninterest expense for the third quarter of 1995 amounted to $59.7 million. This was a 4.1 percent increase over the third quarter of 1994. Salaries and wages increased 6.5 percent between the periods, primarily the result of merit raises. Employee benefits expense increased 15 percent during the third quarter of 1995, much of which resulted from higher health care costs. Occupancy expense increased 8.4 percent during the third quarter of 1995, compared to the corresponding period of 1994. For the nine month period ended September 30, occupancy expense during 1995 was 10.9 percent above the 1994 level. Increases for both the quarters and the nine month periods ended September 30, 1995 and 1994 resulted from increased operating costs. Other expenses decreased 4.5 percent for the third quarter of 1995 versus the same period of 1994. The reduction resulted from a refund received from the FDIC for deposit insurance. This nonrecurring item contributed to a 74 percent reduction in FDIC insurance expense during the third quarter of 1995 when compared to the third quarter of 1994. For the year-to-date the $58.5 million in other expenses represents an increase of 5.7 percent increase, driven by increases in intangible amortization, non-credit charge offs, and expenses related to the credit card operation.

Various proposals are currently being considered by committees of the United States Congress concerning a possible merger of the Savings Association Insurance Fund ("SAIF") and Bank Insurance Fund ("BIF"), both of which are controlled by the FDIC. One of the principal issues under discussion is the amount of additional funds needed to recapitalize the SAIF prior to such a merger. Substantially all of the proposals under consideration contemplate a one-time special assessment to be levied on SAIF-insured deposits, which assessment has ranged up to $.85 per $100 of SAIF-insured deposits maintained by the institution assessed. In addition, the various proposals differ as to whether the proposed assessment will be deductible for tax purposes by the institution assessed. At March 31, 1995, the Banks had approximately $1.7 billion of SAIF-insured deposits which would be subject to such a special assessment. Due to the uncertainty as to which, if any, of the various proposals will be adopted and the ultimate amount and tax deductibility of the assessment to be levied on the Banks, the impact of the proposals and the assessment is imposible to predict with certainty at this time.

INCOME TAXES
Income tax expense amounted to $8.7 million during the third quarter of 1995, compared to $7.1 million during the third quarter of 1994. The effective tax rates for these periods were 35.4 percent and 34.3 percent, respectively. The year-to-date effective tax rates are 35.1 percent and 34.5 percent, respectively, for 1995 and 1994.

LIQUIDITY
Management relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the extensive branch network has enabled management to fund asset growth and maintain liquidity. BancShares also maintains readily available sources to borrow funds as needed through its correspondent network. Loans to deposits averaged 73.5 percent during the third quarter of 1995 versus 72.2 percent for the same period of 1994. Management continues to view liquidity as a key financial objective.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At September 30, 1995, and 1994, the leverage capital ratio of BancShares was 6.1 percent and 6.5 percent, respectively, surpassing the minimum level of 3 percent. The reduction experienced during 1995 is due to intangible assets that result from business combinations. As a percentage of risk-adjusted assets, BancShares' core capital ratio was 9.6 percent and 10.4 percent, respectively at September 30, 1995, and 1994. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total capital ratio was 10.9 percent and 11.6 percent of risk-adjusted assets, above the minimum 8 percent level. The reduction in these capital ratios reflect the impact of the acquisition-related intangibles.