Form 10-K405
period 1995-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 1996-03-28
CIK 798941

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


December 31, 1995                                               0-16471
For the fiscal year ended                                 Commission File Number

                        FIRST CITIZENS BANCSHARES, INC.
             (Exact name of Registrant as specified in the charter)

         Delaware                                       56-1528994
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                  Identification Number)

         239 Fayetteville Street Mall
            Raleigh, North Carolina                            27601
     (Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, including Area Code:  (919) 755-7000


Securities registered pursuant to:
         Section 12(b) of the Act           None


         Section 12(g) of the Act:  Class A Common Stock, Par Value $1
                                     Class B Common Stock, Par Value $1
                                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on last reported sales prices on March 20, 1996, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant as of such date was $329,759,700.

On March 20, 1995, there were 9,638,929 outstanding shares of the Registrant's Class A Common Stock and 1,766,464 outstanding shares of the Registrant's Class B Common Stock.

Portions of the Registrant's definitive Proxy Statement dated March 13, 1996 are incorporated in Part III of this report, as is information contained in the 1995 Annual Report.

Part I
Item 1.  Business

         First Citizens BancShares, Inc ("BancShares") was incorporated under the laws of Delaware on August 7, 1986, to become the successor to First Citizens Corporation ("FCC"), a North Carolina corporation that was the bank holding company of First-Citizens Bank & Trust Company ("the Bank"), its banking subsidiary. On October 21, 1986, FCC was merged into BancShares, and BancShares became the sole shareholder of the Bank. The Bank was chartered on March 4, 1893, as the Bank of Smithfield, Smithfield, North Carolina and through a series of mergers and name changes, it later became First-Citizens Bank & Trust Company. The Bank is the fifth largest commercial bank in North Carolina based upon total deposits. Its growth has been generated principally by acquisitions and de novo branching that have occurred under the leadership of the R.P. Holding family. As of December 31, 1995, the Bank operated 309 offices in 187 towns and cities. On February 2, 1995, BancShares acquired Pace American Bank ("Pace"), a Virginia-chartered bank with headquarters in Lawrenceville, Virginia. Pace subsequently acquired nine offices from another bank. On
January 1, 1996, the Virginia bank was merged into the North Carolina bank. On June 1, 1995, BancShares acquired Bank of White Sulphur Spring ("WSS"), a
West Virginia-chartered bank with headquarters in White Sulphur Springs, West Virginia. WSS operated two offices and had $70.8 million in assets as of December 31, 1995.

         BancShares' executive offices are located at 239 Fayetteville Street, Raleigh, North Carolina, 27601, and its telephone number is 919/755/7000. At December 31, 1995, BancShares and its subsidiaries employed a full-time staff of 3350 and a part-time staff of 804 for a total of 4154 employees.

         BancShares' principal assets are its investment subsidiary in and receivables from its banking subsidiaries. Its primary sources of income are dividends from the Bank and interest income on funds loaned by BancShares to the Bank. Certain legal restrictions exist regarding the ability of the Bank to transfer funds to BancShares in the form of cash dividends or loans. For information regarding these restrictions, see Note O of BancShares' consolidated financial statements, contained in this report.

         The subsidiary banks seek to meet the needs of both consumers and commercial entities in their respective market areas. These services, offered at most offices, include normal taking of deposits, cashing of checks, and providing for individual and commercial cash needs; numerous checking and savings plans; commercial and consumer lending; a full-service trust department; and other activities incidental to commercial banking. Bank subsidiaries American Guaranty Insurance Company and Triangle Life Insurance Company underwrite and
sell various  forms  of  credit-related  insurance  products.   Neuse,
Incorporated ("Neuse"), owns a substantial number of the facilities in which the Bank operates branches. First Citizens Investor Services, Inc., provides various investment products, including
third-party mutual funds to customers.  Various other   subsidiaries are
either inactive or not material to BancShares' consolidated financial position or to consolidated net income.

         As of December 31, 1995, BancShares had consolidated assets of $7.4 billion, consolidated deposits of $6.4 billion and shareholders' equity of $520.8 million. Table 6 includes information such as average assets, deposits, shareholders' equity and interest-earning assets of BancShares for the five years ended December 31, 1995. Rates of return on average assets and average equity and the ratio of shareholders' equity to total assets for the last five years are presented in Table 1 of this report.

         The banking laws of North Carolina, West Virginia and Virginia allow for statewide branching. Consequently, commercial banking in these states is highly competitive. BancShares' subsidiaries compete with other financial institutions throughout their market areas.

         During 1994, Congress approved legislation that will allow adequately capitalized and managed bank holding companies to acquire control of banks in any state ("the Interstate Banking Law"). Acquisitions will be subject to anti-trust provisions that limit the state and national deposits that may be controlled by a single bank holding company.

         Under the Interstate Banking Law, banks will be permitted, beginning June 1, 1997, to merge across state lines, subject to concentration, capital and Community Reinvestment Act requirements and regulatory approval. A state may authorize mergers earlier than June 1, 1997, or a state may enact restrictions on mergers prior to that date. The Interstate Banking Law also allows states to permit out-of-state banks to open new branches within their borders. Currently, in North Carolina, the Reciprocal Interstate Banking Act and the Interstate Branch Banking Act allow a bank or bank holding company based in other states to acquire banks or bank holding companies or establish branches within the State of North Carolina, provided similar laws exist in the other state.

         The banks operate under the jurisdiction of the Federal Deposit Insurance Corporation and the respective state banking authority and are subject to the laws administered by those authorities and the rules and regulations thereunder. As a registered bank holding company, BancShares is subject to the jurisdiction of the Board of Governors of the Federal Reserve System. BancShares also is registered as a bank holding company with the North Carolina Commissioner of Banks and is subject to the regulations promulgated by the Commissioner. The internal affairs of BancShares, including the rights of its shareholders, are governed by Delaware law and by its Certificate of Incorporation and Bylaws. BancShares files periodic reports under the Securities Exchange Act of 1934 and is subject to the jurisdiction of the Securities and Exchange Commission.


Item 2.  Properties

         As of December 31, 1995, the Bank owned land improved by office buildings in which its operates offices at 166 locations. The Bank leases from Neuse 64 locations that have office buildings located thereon in which the Bank maintains offices. In addition, the Bank leases 134 other locations. Additional information relating to premises, equipment and lease commitments is set forth in Note E of BancShares' consolidated financial statements.


Item 3.  Legal Proceedings

         BancShares, the banks and various Bank subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on BancShares' consolidated financial position.


Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable


Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         BancShares' Class A and Class B common stock is traded in the over-the-counter market, and the Class A common stock is listed on the National Association of Securities Dealers Automated Quotation National Market System under the symbol FCNCA. Stock information for the two-year period ending December 31, 1995, is presented in Table 16.

         The per share cash dividends paid by BancShares during each quarterly period during 1995 and 1994 are set forth in Table 16 of this report. A cash dividend of 22.5 cents per share was declared by the Board of Directors on January 22, 1996, payable April 1, 1996, to holders of record as of March 18, 1996. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. Subject to the foregoing, it is currently management's expectation that comparable cash dividends will continue to be paid in the future.


Additional  information  is  included  on page 35 of  Registrant's  1995  Annual
Report.



Item 6.  Selected Financial Data

Information is included on page 20 of Registrant's 1995 Annual Report in the table 'Financial Summary and Selected Average Balances and Ratios'.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information  is  included  on pages 20 through 37 of  Registrant's  1995  Annual
Report

Item 8.  Financial Statements and Supplementary Data

Information  is  included on the  indicated  pages of  Registrant's  1995 Annual
Report:

         Independent Auditors' Report                                  38
         Consolidated Balance Sheets at December 31, 1995 and 1994 39 Consolidated Statements of Income for each of the years
           in the three-year period ended December 31, 1995            40
         Consolidated Statements of Changes in Shareholders' Equity
           for each of the years in the three-year period ended
           December 31, 1995                                           41
         Consolidated Statements of Cash Flows for each of the
           years in the three-year period ended December 31, 1995      42
         Notes to Consolidated Financial Statements                 43-57
         Quarterly Financial Summary for 1995 and 1994                 35

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Part III
Information required by Part III of this Report on Form 10-K is incorporated herein by reference from the indicated pages of Registrant's definitive Proxy Statement dated March 13, 1996, as follows:

Item 10. Directors and Executive Officers of the Registrant

Information found on pages 7-9 under the caption "Proposal 1: Election of Directors" and 13 under the caption "Executive Officers."

Item 11. Executive Compensation

Information found on pages 9 under the caption "Directors' Fees and Compensation;" 11 under the caption "Compensation Committee Interlocks and Insider Participation;" 14-16 under the captions "Executive Compensation," "Employee Stock Purchase Plan," and "Pension Plan and Other Post-Retirement Benefits."

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information found on pages 2-6 under the captions "Principal Holders of Voting Securities" and "Ownership of Securities by Management."

Item 13. Certain Relationships and Related Transactions

Information found on pages 9 under footnote (4) to the table under the caption "Proposal 1:: Election of Directors" and 17 under the caption "Transactions with Management."

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. Financial Statements. See Item 8

     2. Financial Statement Schedules. All schedules are omitted as the required information is either inapplicable or is presented in the consolidated financial statements of the Registrant.

     3. Exhibits.   The  following   documents  are  attached   hereto  or
        incorporated herein by reference as exhibits:

         3.1  Certificate  of  Incorporation  of  the  Registrant,   as  amended
              (incorporated herein by reference to Exhibit 3.1 of the 1992 Annual Report to the SEC on Form 10-K)

         3.2 Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 of the 1993 Annual Report to the SEC on Form 10-K)

         4.1  Specimen  of  Registrant's   Class  A  Common  Stock   certificate
              (incorporated herein by reference to Exhibit 4.1 of the 1993 Annual Report to the SEC on Form 10-K)

         4.2  Specimen  of  Registrant's   Class  B  Common  Stock   certificate
              (incorporated herein by reference to Exhibit 4.2 of the 1993 Annual Report to the SEC on Form 10-K)

        *10.1 Employee  Death Benefit and  Post-Retirement  Non-Competition  and
              Consultation Agreement, dated January 1, 1986, as amended by the Third Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Lewis R. Holding (incorporated herein by reference to Exhibit 10.1 of Registrant's 1993 Annual Report to the SEC on Form 10-K)

        *10.2 Employee  Death Benefit and  Post-Retirement  Non-Competition  and
              Consultation Agreement, dated January 1, 1986, as amended by the Third Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding (incorporated herein by reference to Exhibit 10.2 of Registrant's 1993 Annual Report to the SEC on Form 10-K)

        *10.3 Employee  Death Benefit and  Post-Retirement  Non-Competition  and
              Consultation Agreement, dated January 1, 1986, as amended by the Third Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and James B. Hyler, Jr. (incorporated herein by reference to Exhibit 10.3 of Registrant's 1993 Annual Report to the SEC on Form 10-K)

        *10.4 Employee  Death Benefit and  Post-Retirement  Non-Competition  and
              Consultation Agreement, dated January 23, 1995, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding, Jr.(incorporated herein by reference to Exhibit
              10.4 of Registrant's 1994 Annual Report to the SEC on Form 10-K)

                           INCORPORATION BY REFERENCE

                             CROSS REFERENCE SHEET
                                  (continued)


        *10.5 Employee  Death Benefit and  Post-Retirement  Non-Competition  and
              Consultation Agreement dated August 23, 1989, as amended by the Second Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and James M. Parker (incorporated herein by reference to Exhibit 10.8 of Registrant's 1993 Annual Report to the SEC on Form 10-K)

        *10.6 Employee  Death Benefit and  Post-Retirement  Non-Competition  and
              Consultation Agreement dated January 1, 1986, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (incorporated herein by reference to Exhibit 10.6 of the 1987 Annual Report to the SEC on Form 10-K)

        *10.7 Consulting    Agreement   dated   February   17,   1988,   between
              Registrant's subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (incorporated herein by reference to Exhibit
              10.7 of the 1987 Annual Report to the SEC on Form 10-K)

        *10.9 Retirement  Payment  Agreement  dated May 1, 1985,  between  First
              Federal Savings and Loan Association, Hendersonville, North Carolina ("First Federal"), and William McKay, which agreement was ratified by Registrant upon its acquisition of First Federal (incorporated herein by reference to Exhibit 10.9 of the 1991 Annual Report to the SEC on Form 10-K)

       *10.10 Retirement Payment Agreement dated August 1, 1987, between First
              Federal and William McKay, which agreement was ratified by Registrant upon its acquisition of First Federal (incorporated herein by reference to Exhibit 10.10 of the 1991 Annual Report to the SEC on Form 10-K)

      *10.11 Employment Agreement dated August 4, 1994, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Brent D. Nash (incorporated herein by reference to Exhibit 10.11 of the 1994 Annual Report to the SEC on Form 10-K)

      *10.12 Retirement Payment Agreement dated August 8, 1991, between Edgecombe Homestead and Loan Assn., Inc. ("Edgecombe"), and Brent
              D. Nash, which agreement was ratified by Registrant upon its acquisition of Edgecombe (incorporated herein by reference to Exhibit 10.12 of the 1994 Annual Report to the SEC on Form 10-K)

      *10.13 Article IV Section 4.1.d of the Agreement and Plan of Reorganization and Merger by and among First Investors Savings Bank, Inc., SSB, First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1994, located at page II-38 of Registrant's S-4 Registration Statement filed with the Commission on December 19, 1994 (Registration No. 33-84514)

      *10.14 Article IV Section 4.1.e of the Agreement and Plan of Reorganization and Merger by and among State Bank and First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1994, located at page I-36 of Registrant's S-4 Registration Statement filed with the Commission on November 16, 1994 (Registration No. 33-86286)

     *10.15 Article V Section 5.4a of the Agreement and Plan of Reorganization and Merger By and Between Allied Bank Capital, Inc. and First Citizens BancShares, Inc., dated August 7, 1995, located at page 1-47 of Registrant's S-4 Registration Statement filed with the Commission on September 28, 1995 (Registration No. 33-63009)

         13 Registrant's Annual Report to Shareholders for the year ended December 31, 1995 (filed herewith)

         22   Subsidiaries of the Registrant (filed herewith)

         23   Consent of KPMG Peat Marwick LLP (filed herewith)

         99 Registrant's definitive Proxy Statement dated March 13, 1996 (filed pursuant to Rule 14aA6(c))
------------------

* Denotes a management contract or compensation plan or arrangement in which an executive officer or director of Registrant participates.

         (b) Reports on Form 8-K. During the fourth quarter of 1995 the Registrant filed no Form 8-K Current Reports.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 28, 1996              FIRST CITIZENS BANCSHARES, INC. (Registrant)


                                   /s/ James B. Hyler, Jr.

                                   James B. Hyler, Jr.
                                   Vice Chairman and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on March 18, 1996.


      Signature                               Title               Date




/s/Lewis R. Holding                 Chairman and Chief        March 28, 1996
Lewis R. Holding                    Executive Officer
                                    (principal executive
                                    officer)


/s/Frank B. Holding                 Executive Vice Chairman   March 28, 1996
Frank B. Holding


/s/James B. Hyler, Jr.              Vice Chairman             March 28, 1996
James B. Hyler, Jr.


/s/Frank B. Holding, Jr.            President                 March 28, 1996
Frank B. Holding, Jr.




/s/Kenneth A. Black                 Vice President,           March 28, 1996
Kenneth A. Black                    Treasurer, and Chief
                                    Financial Officer
                                    (principal financial
                                    and accounting officer)

         Signature                     Title                 Date


/s/John M. Alexander, Jr.           Director                 March 28, 1996
John M. Alexander, Jr.



/s/Ted L. Bissett                   Director                 March 28, 1996
Ted L. Bissett



/s/B. Irvin Boyle                   Director                 March 28, 1996
B. Irvin Boyle


                                    Director                 March 28, 1996
George H. Broadrick


/s/H. Max Craig, Jr.                Director                 March 28, 1996
H. Max Craig, Jr.


/s/Betty M. Farnsworth              Director                 March 28, 1996
Betty M. Farnsworth


/s/Lewis M. Fetterman               Director                 March 28, 1996
Lewis M. Fetterman


/s/Charles B.C. Holt                Director                 March 28, 1996
Charles B.C. Holt

         Signature                    Title                     Date





/s/Gale D. Johnson                  Director                March 28, 1996
Gale D. Johnson



/s/Freeman R. Jones                 Director               March 28, 1996
Freeman R. Jones


/s/Lucius S. Jones                  Director               March 28, 1996
Lucius S. Jones



/s/I. B. Julian                     Director               March 28, 1996
I. B. Julian



/s/Joseph T. Maloney, Jr.           Director               March 28, 1996
Joseph T. Maloney, Jr.



/s/J. Claude Mayo, Jr.              Director               March 28, 1996
J. Claude Mayo, Jr.



/s/William McKay                    Director               March 28, 1996
William McKay

         Signature                   Title                  Date





/s/Brent D. Nash                    Director             March 28, 1996
Brent D. Nash



/s/Lewis T. Nunnelee, II            Director             March 28, 1996
Lewis T. Nunnelee, II



/s/Talbert O. Shaw                  Director             March 28, 1996
Talbert O. Shaw


                                    Director             March 28, 1996
R. C. Soles, Jr.



/s/David L. Ward, Jr.               Director             March 28, 1996
David L. Ward, Jr.

                                 EXHIBIT INDEX



        Exhibit                                                                            Sequential
        Number                   Description of Exhibit                                    Page Number

         3.1   Certificate of Incorporation of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 of the 1992 Annual Report to the SEC
               on Form 10-K)                                                                 -

         3.2   Bylaws of the Registrant, as amended (incorporated herein by reference
               to Exhibit 3.2 of the 1993 Annual Report to the SEC on Form 10-K)             -

         4.1   Specimen  of  Registrant's  Class A Common  Stock  certificate
               (incorporated  herein by  reference to Exhibit 4.1 of the 1993
               Annual Report to the SEC on Form 10-K)                                        -

         4.2   Specimen  of  Registrant's  Class B Common  Stock  certificate
               (incorporated  herein by  reference to Exhibit 4.2 of the 1993
               Annual Report to the SEC on Form 10-K)                                        -

         10.1  Employee Death Benefit and Post-Retirement Non-Competition and
               Consultation Agreement, dated January 1, 1986, as amended by the
               Third Amendment of Employee Death Benefit and Post-Retirement
               Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Lewis R. Holding (incorporated herein by reference to Exhibit 10.1
               of the 1993 Annual Report to the SEC on Form 10-K)                            -

         10.2  Employee Death Benefit and Post-Retirement Non-Competition and
               Consultation Agreement, dated January 1, 1986, as amended by the
               Third Amendment of Employee Death Benefit and Post-Retirement
               Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding (incorporated herein by reference to Exhibit 10.2
               of the 1993 Annual Report to the SEC on Form 10-K)                            -

         10.3  Employee Death Benefit and Post-Retirement Non-Competition and
               Consultation  Agreement,  dated January 1, 1986, as amended by
               the  Third   Amendment   of   Employee   Death   Benefit   and
               Post-Retirement  Non-Competition  and Consultation  Agreement,
               dated  January  24,  1994,  between  Registrant's  subsidiary,
               First-Citizens  Bank & Trust Company,  and James B. Hyler, Jr.
               (incorporated  herein by reference to Exhibit 10.3 of the 1993
               Annual Report to the SEC on Form 10-K)                                       -

         10.4  Employee Death Benefit and Post-Retirement Non-Competition and
               Consultation Agreement, dated January 23, 1995, between
               Registrant's subsidiary, First-Citizens Bank & Trust Company, and
               Frank B. Holding, Jr. (incorporated herein by reference to Exhibit 10.4
               of the 1994 Annual Report to the SEC on Form 10-K)                           -

         10.5  Employee Death Benefit and Post-Retirement Non-Competition and
               Consultation Agreement, dated August 23, 1989, as amended by the
               Second Amendment of Employee Death Benefit and Post-Retirement
               Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and James M. Parker (incorporated herein by reference to Exhibit 10.8
               of the 1993 Annual Report to the SEC on Form 10-K)                           -



       Exhibit                                                                         Sequential
       Number                           Description of Exhibit                        Page Number

         10.6     Employee Death Benefit and Post-Retirement Non-Competition and
                  Consultation   Agreement   dated  January  1,  1986,   between
                  Registrant's subsidiary,  First-Citizens Bank & Trust Company, and George H. Broadrick  (incorporated  herein by reference to
                  Exhibit  10.6 of the  1987  Annual  Report  to the SEC on Form
                  10-K)                                                                       -

         10.7     Consulting   Agreement   dated  February  17,  1988,   between
                  Registrant's subsidiary,  First-Citizens Bank & Trust Company, and George H. Broadrick  (incorporated  herein by reference to
                  ExhibitE10.7  of the  1987  Annual  Report  to the SEC on Form
                  10-K)                                                                       -

         10.9     Retirement Payment Agreement dated May 1, 1985, between First Federal and William McKay, which agreement was ratified by Registrant upon its acquisition of First Federal (incorporated herein by reference
                  to Exhibit 10.9 of the 1991 Annual Report to the SEC on Form 10-K)          -

         10.10    Retirement  Payment  Agreement  dated August 1, 1987,  between
                  First Federal Savings Bank and William McKay,  which agreement was  ratified  by  Registrant  upon its  acquisition  of First
                  Federal  (incorporated herein by reference to Exhibit 10.10 of
                  the 1991 Annual Report to the SEC on Form 10-K)                             -

         10.11    Employment   Agreement   dated   August   4,   1995,   between
                  Registrant's subsidiary,  First-Citizens Bank & Trust Company, and Brent D. Nash (incorporated herein by reference to Exhibit
                  10.10 of the 1994 Annual Report to the SEC on Form 10-K)                    -

         10.12    Retirement Payment  Agreement dated August 8, 1991,  between Edgecombe
                  Homestead and Loan Assn., Inc. ("Edgecombe"), and Brent D. Nash, which agreement was ratified by Registrant upon its acquisition of Edgecombe
                  (incorporated herein by reference to Exhibit 10.10 of the
                  1994 Annual Report to the SEC on Form 10-K)                                 -

         10.13    Article   IV  Section   4.1.d  of   the  Agreement  and   Plan  of
                  Reorganization  and Merger by and among  First  Investors  Savings
                  Bank,  Inc.,  SSB,  First-Citizens  Bank & Trust Company and First
                  Citizens BancShares, Inc., dated October 25, 1994, located at page
                  II-38 of Registrant's  S-4  Registration  Statement filed with the
                  Commission on December 19, 1994 (Registration No. 33-84514)                 -

         10.14    Article  IV   Section   4.1.e  of  the   Agreement   and  Plan  of
                  Reorganization   and   Merger   by  and  among   State   Bank  and
                  First-Citizens Bank & Trust Company and First Citizens BancShares,
                  Inc., dated October 25, 1994, located at page I-36 of Registrant's
                  S-4  Registration  Statement filed with the Commission on November
                  16, 1994 (Registration No. 33-86286)                                        -

         10.15    Article V Section 5.4a of the Agreement and Plan of Reorganization
                  and Merger By and Between Allied Bank Capital, Inc. and First
                  Citizens BancShares, Inc., dated August 7, 1995, located at page
                  I-47 of Registrant's S-4 Registration Statement filed with the
                  Commission on September 28, 1995 (Registration No. 33-63009)


            13    Registrant's 1995 Annual Report for the year ended
                  December 31, 1995 (filed herewith)

            22    Subsidiaries of the Registrant (filed herewith)

            23    Consent of KPMG Peat Marwick LLP (filed herewith)

         99       Registrant's definitive Proxy Statement dated March 13, 1996
                  (filed pursuant to Rule 14aA6(c))                                           -

