Form 10-Q
period 1996-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 1996-05-15
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  March 31, 1996

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

                          Yes    X           No  _____


Class A Common Stock--$1 Par Value-- 9,667,082 shares
Class B Common Stock--$1 Par Value-- 1,766,414 shares
(Number of shares outstanding, by class, as of May 14, 1996)

                               INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Condition at
          March 31, 1996,  December 31, 1995, and March 31, 1995      3-4


          Consolidated Statements of Income for the three-month
          periods ended March 31, 1996, and March 31, 1995,           4-5



          Consolidated Statements of Changes in Shareholders' Equity
          for the three-month periods ended March 31, 1996,
          and March 31, 1995                                            5



          Consolidated Statements of Cash Flows for the three-month
          periods ended March 31, 1996, and March 31, 1995              6


          Note to Consolidated Financial Statements                     7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         7-16



PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b)  Reports on Form 8-K.  During the quarter ended
               March 31, 1996, Registrant filed no Current Reports on Form 8-K.

                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  May 14, 1996                          By:
                                              Kenneth A. Black
                                              Vice President, Treasurer,
                                              and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
First Quarter 1996

Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries


                                                      March 31    December 31       March 31
(thousands, except share data)                            1996           1995           1995
                                                   (unaudited)                   (unaudited)
Assets
Cash and due from banks                               $428,612       $448,630       $370,436
Investment securities                                2,005,645      1,983,148      1,323,683
Federal funds sold                                      90,160         40,445        196,430
Loans                                                4,837,073      4,580,719      4,362,969
Less reserve for loan losses                            80,433         78,495         73,897

    Net loans                                        4,756,640      4,502,224      4,289,072
Premises and equipment                                 213,832        208,240        196,165
Income earned not collected                             59,127         58,237         39,286
Other assets                                           182,146        143,026        117,004

    Total assets                                    $7,736,162     $7,383,950     $6,532,076

Liabilities
Deposits:
  Noninterest-bearing                                 $956,846       $943,445       $859,819
  Interest-bearing                                   5,787,067      5,444,637      4,863,821

    Total deposits                                   6,743,913      6,388,082      5,723,640
Short-term borrowings                                  326,833        376,531        251,314
Long-term obligations                                   15,608         22,957         26,407
Other liabilities                                       79,550         75,543         53,748

    Total liabilities                                7,165,904      6,863,113      6,055,109

Shareholders' equity
Common stock:
  Class A-$1 par value( 9,661,517; 8,949,703;
      and 8,816,313 shares issued, respectively)         9,662          8,950          8,816
  Class B-$1 par value(1,766,464; 1,766,464;
      and 1,769,251 shares issued, respectively)         1,766          1,766          1,769
Surplus                                                141,402        106,954        100,124
Retained earnings                                      417,428        403,167        366,258

    Total shareholders'equity                          570,258        520,837        476,967

    Total liabilities and shareholders' equity      $7,736,162     $7,383,950     $6,532,076

See accompanying Note to Consolidated Financial Statements.



First Citizens BancShares, Inc and Subsidiaries
First Quarter 1996

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries

                                                        Three Months Ended March 31
(thousands, except per share data, unaudited                       1996        1995
Interest income
Loans                                                          $100,112     $89,585
Investment securities:
U. S. Government                                                 27,740      15,297
State, county and municipal                                          90          88
Other                                                                45          26

Total investment securities interest income                      27,875      15,411
Federal funds sold                                                1,581       1,225

Total interest income                                           129,568     106,221
Interest expense
Deposits                                                         58,171      42,762
Short-term borrowings                                             3,866       3,085
Long-term obligations                                               387         454

Total interest expense                                           62,424      46,301

Net interest income                                              67,144      59,920
Provision for loan losses                                         1,544         534

Net interest income after provision for losses                   65,600      59,386
Noninterest income
Trust income                                                      2,267       2,239
Service charges on deposit accounts                              10,033       9,403
Credit card income                                                3,265       2,847
Other service charges and fees                                    5,790       4,899
Other                                                             2,530       2,267

Total noninterest income                                         23,885      21,655

                                                                 89,485      81,041
Noninterest expense
Salaries and wages                                               27,302      25,753
Employee benefits                                                 4,896       4,574
Occupancy expense                                                 5,426       5,031
Equipment expense                                                 6,004       6,107
Other                                                            19,657      20,898
Total noninterest expense                                        63,285      62,363
Income before income taxes                                       26,200      18,678
Income taxes                                                      9,374       6,500

 Net income                                                     $16,826     $12,178

Per Share
Net income                                                        $1.52       $1.17
Cash dividends                                                    0.225        0.20
See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1996

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries

                                              Class A   Class B
                                               Common    Common               Retained       Total
(thousands, except share data, unaudited)       Stock     Stock    Surplus    Earnings      Equity

Balance at December 31, 1994                   $8,419    $1,770    $82,631    $356,591    $449,411

Issuance of 399,424 shares of Class A
    common stock for acquisitions                 399               17,260                  17,659
Issuance of 2,068 shares of Class A
    common stock pursuant to the
    Dividend Reinvestment Plan                      2                   82                      84
Issuance of 3,932 shares of Class A
    common stock pursuant to employee
    stock purchase plans                            4                  151                     155
Redemption of 8,500 shares of Class A
    common stock and 200 shares of
    Class B common stock                           (8)       (1)                  (383)       (392)
Net income                                                                      12,178      12,178
Cash dividends                                                                  (2,128)     (2,128)
Balance at March 31, 1995                      $8,816    $1,769   $100,124    $366,258    $476,967


Balance at December 31, 1995                   $8,950    $1,766   $106,954    $403,167    $520,837


Issuance of 668,959 shares of Class A
    common stock for acquisition                  669               32,734                  33,403
Issuance of 8,746 shares of Class A
    common stock pursuant to the
    Dividend Reinvestment Plan                      9                  114                     123
Issuance of 34,414 shares of Class A
    common stock pursuant to employee
    stock purchase plans                           34                1,600                   1,634
Net income                                                                      16,826      16,826
Cash dividends                                                                  (2,565)     (2,565)
Balance at March 31, 1996                      $9,662    $1,766   $141,402     $417,428    $570,258
See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1996

 Consolidated Statements of Cash Flows
 First Citizens BancShares, Inc. and Subsidiaries


                                                   Three Months Ended March 31
 (thousands)                                                1996          1995
 Operating Activities
 Net income                                              $16,826       $12,178
 Adjustments:
   Amortization of intangibles                             1,787         1,119
   Provision for loan losses                               2,931           534
   Deferred tax benefit                                     (726)         (218)
   Change in current taxes payable                         9,484         6,615
   Depreciation                                            4,187         4,104
   Change in accrued interest payable                     (7,244)        4,582
   Change in income earned not collected                     186         6,779
   Origination of loans held for sale                    (26,893)       (3,589)
   Proceeds from sale of loans                            21,244         3,852
   (Gain) loss on sale of mortgage loans                    (222)          (39)
   Net amortization of premiums and discounts              4,378         5,126
   Net change in other assets                             (4,304)       (1,360)
   Net change in other liabilities                        (5,941)          815
 Net cash provided by operating activities                15,693        40,498

 Investing Activities
   Dispositions of premises and equipment                  1,680         1,671
   Additions to premises and equipment                    (9,472)       (8,325)
   Net increase in loans outstanding                     (46,341)     (103,145)
   Purchases of investment securities                   (269,164)      (77,118)
   Proceeds from maturities of investment securiti       260,533       230,700
   Net change in federal funds sold                      (49,715)     (185,983)
   Purchase of institutions, net of cash acquired          7,584          (280)
 Net cash used by investing activities                  (104,895)     (142,480)

 Financing Activities
   Repurchases of common stock                              -             (392)
   Proceeds from issuance of stock, net of related        (1,558)          239
   Cash dividends paid                                    (2,565)       (2,128)
   Net change in time deposits                           123,970       251,503
   Net change in demand and other interest-bearing        23,467      (180,838)
   Net change in short-term borrowings                   (74,130)      (51,676)
 Net cash provided by financing activities                69,184        16,708

 Change in cash and due from banks                       (20,018)      (85,274)
 Cash and due from banks at beginning of period          448,630       455,710
 Cash and due from banks at end of period               $428,612      $370,436
 Cash payments for:
   Interest                                              $69,668       $41,719
   Income taxes                                              960            83
 Supplemental disclosure of noncash investing and financing activities:
    Common stock issued for acquisitions                 $36,718       $17,659
    Long-term obligations issued for acquisitions          1,468         2,494
 See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1996

NOTE A

ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, the consolidated statements contain all material adjustments necessary to present fairly the financial position of First Citizens BancShares, Inc. ("BancShares") as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes included in the 1995 First Citizens BancShares Annual Report, which is incorporated by reference on Form 10-K.

Financial Summary

                                                                                                          Table 1
                                                         1996                           1995

                                                        First       Fourth        Third       Second        First
(thousands, except per share data and ratios)         Quarter      Quarter      Quarter      Quarter      Quarter

Summary of Operations
Interest income                                      $129,568     $126,372     $122,234     $116,282     $106,221

Interest income - taxable equivalent                  130,159      126,950      122,801      116,845      106,774
Interest expense                                       62,424       62,968       59,858       55,537       46,301

Net interest income - taxable equivalent               67,735       63,982       62,943       61,308       60,473
Taxable equivalent adjustment                             591          578          567          563          553

Net interest income                                    67,144       63,404       62,376       60,745       59,920
Provision for loan losses                               1,544        1,654        1,716        1,460          534

Net interest income after provision for loan losses    65,600       61,750       60,660       59,285       59,386
Noninterest income                                     23,885       23,856       23,560       23,057       21,655
Noninterest expense                                    63,285       60,925       59,716       62,876       62,363

Income before income taxes                             26,200       24,681       24,504       19,466       18,678
Income taxes                                            9,374        8,395        8,686        6,842        6,500

Net income                                            $16,826      $16,286      $15,818      $12,624      $12,178

Selected Quarterly Averages
Total assets                                       $7,462,756   $7,280,893   $7,053,579   $6,702,692   $6,323,537
Investment securities                               1,984,027    1,871,272    1,694,776    1,493,415    1,380,424
Loans                                               4,679,692    4,552,018    4,500,192    4,424,724    4,253,117
Interest-earning assets                             6,779,461    6,599,377    6,376,273    6,061,732    5,716,572
Deposits                                            6,477,795    6,282,111    6,124,360    5,858,280    5,533,654
Interest-bearing liabilities                        5,934,180    5,753,538    5,569,496    5,299,570    5,009,276
Long-term obligations                                  23,763       23,365       24,595       26,174       32,564
Shareholders' equity                                 $545,774     $512,768     $498,108     $482,885     $460,695
Shares outstanding                                 11,072,395   10,700,435   10,688,019   10,618,902   10,376,351

Profitability Ratios (averages)
Rate of return(annualized) on:
Total average assets                                     0.91 %       0.89 %       0.89 %       0.76 %       0.78
Average shareholders' equity                            12.40        12.60        12.60        10.49        10.72
Dividend payout ratio                                   14.80        14.80        13.42        16.81        17.09

Liquidity and Capital Ratios (averages)
Loans to deposits                                       72.24 %      72.46 %      73.48 %      75.53 %      76.86
Shareholders' equity to total assets                     7.31         7.04         7.06         7.20         7.29
Time certificates of $100,000 or more to total           9.59         9.27         8.61         8.04         7.30

Per Share of Stock
Net income                                              $1.52        $1.52        $1.49        $1.19        $1.17
Cash dividends                                          0.225        0.225         0.20         0.20         0.20
Book value at period-end                                50.19        48.60        47.32        46.06        45.06
Tangible book value at period-end                       41.13        41.75        40.32        39.10        39.50


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1996

Significant Acquisitions                                         Table 2


(thousands)
                                                        Total      Total
Date           Institution and Location                Assets   Deposits
February 1996  Allied Bank Capital, Inc.             $248,998   $208,394
               Sanford, North Carolina

June 1995      Bank of White Sulphur Springs           64,589     59,174
               White Sulphur Springs, West Virginia

May 1995       9 NationsBank of Virginia bran         133,175    143,494
               Southern Virginia

March 1995     State Bank                              49,700     41,238
               Fayetteville, North Carolina

February 1995  Pace American Bank                      58,660     53,303
               Lawrenceville, Virginia

February 1995  First Investors Savings Bank, Inc., SSB 44,426     40,846
               Whiteville, North Carolina


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1996

Outstanding Loans by Type

                                                                                             Table 3

                                           1996                  1995

                                          First     Fourth      Third     Second      First
(thousands)                             Quarter    Quarter    Quarter    Quarter    Quarter
Real estate:
  Construction and land development:   $110,520   $104,540   $109,597   $111,285   $107,197
  Mortgage:
    1-4 family residential            1,604,954  1,438,655  1,456,076  1,399,023  1,357,256
    Commercial                          799,800    770,246    744,811    743,367    741,948
    Equity Line                         401,501    397,225    394,088    395,412    385,581
    Other                               134,128    129,292    130,952    124,682    116,444
Commercial and industrial               483,245    466,462    455,781    459,446    415,968
Consumer                              1,222,243  1,199,400  1,173,740  1,171,441  1,163,348
Lease financing                          63,943     59,899     58,013     58,464     58,364
Other                                    16,739     15,000     16,998     17,115     16,863

Total loans                           4,837,073  4,580,719  4,540,056  4,480,235  4,362,969
Less reserve for loan losses             80,433     78,495     77,986     76,887     73,897

Net loans                            $4,756,640 $4,502,224 $4,462,070 $4,403,348 $4,289,072


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1996

Investment Securities

                                                                                                            Table 4
                                               March 31, 1996                            March 31, 1995

                                                   Average   Taxable                         Average   Taxable
                                  Book     Market Maturity Equivalent       Book     Market Maturity Equivalent
(thousands)                      Value      Value (Yrs./Mos)  Yield        Value     Value (Yrs./Mos)   Yield

U. S. Government:
  Within one year             $890,553   $893,026    0/6       5.72 %   $870,684   $861,189    0/7      4.26 %
  One to five years          1,093,492  1,088,506    2/0       5.68      437,239    430,312    1/4      5.29
  Five to ten years              2,454      2,423    7/0       6.17        1,621      1,536    6/2      6.13
  Over 10 years                  9,289      9,380    18/8      7.51        2,185      2,144    13/4     6.33

    Total                    1,995,788  1,993,335    1/5       5.70    1,311,729  1,295,181    0/10     4.61

State, county and municipal:
  Within one year                  666        668    0/4       6.84        1,711      1,720    0/5      7.99
  One to five years              3,989      4,249    2/9       6.62        3,812      3,807    2/11     6.59
  Five to ten years              2,025      2,091   5/11       7.56        2,979      2,990    6/6      7.31
  Over 10 years                    195        195   21/5       9.14          205        205   22/5      9.00

    Total                        6,875      7,203    3/11      6.99        8,707      8,722    4/1      7.17

Other
  Within one year                1,059      1,060    0/5       5.66          250        251    0/2      9.32
  One to five years              1,878      1,865    2/0      10.25        2,942      2,853    2/7      8.67
  Five to ten years                 45         45    6/2       8.00           55         55    6/11     8.00

    Total                        2,982      2,970    1/8       8.58        3,247      3,159    2/5      8.71

Total investment securities $2,005,645 $2,003,508    1/5       5.71 % $1,323,683 $1,307,062    0/10     4.63 %


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1996

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - First Quarter
                                                                                                               Table 5
                                                     1996                         1995             Increase (decrease)

                                                 Interest                     Interest
                                         Average   Income  Yield      Average   Income  Yield            Yield
(thousands)                              Balance  Expense  /Rate      Balance  Expense  /Rate    Volume   /Rate  Total
Interest Income
Loans:
Secured by real estate                $2,921,551  $61,041   8.32 % $2,631,235  $54,149   8.28 %  $6,304    $588   $6,892
Commercial and industrial                475,654   10,758   8.70      397,959    8,982   9.14     1,995    (219)   1,776
Consumer                               1,204,973   27,317   9.03    1,147,139   25,507   8.92     1,389     421    1,810
Lease financing                           61,286    1,222   7.98       59,714    1,099   7.36        30      93      123
Other                                     16,228      316   7.82       17,070      354   8.42       (15)    (23)     (38)

Total loans                            4,679,692  100,654   8.63    4,253,117   90,091   8.53     9,703     860   10,563
Investment securities:
U. S. Government                       1,973,763   27,740   5.65    1,371,490   15,296   4.52     7,680   4,764   12,444
State, county and municipal                7,290      139   7.67        6,761      136   8.16        11      (8)       3
Other                                      2,974       45   6.09        2,173       26   4.85        11       8       19

Total investment securities            1,984,027   27,924   5.66    1,380,424   15,458   4.54     7,702   4,756   12,466
Federal funds sold                       115,742    1,581   5.49       83,031    1,225   5.98       472    (116)     356

Total interest-earning assets         $6,779,461 $130,159   7.71 % $5,716,572 $106,774   7.53 % $17,877  $5,500  $23,385



Interest Expense
Deposits:
Checking with Interest                  $855,162   $2,983   1.40 %   $786,940   $3,365   1.73 %    $279   ($661) ($382)
Savings                                  703,574    3,783   2.16      677,737    3,765   2.25       157    (139)    18
Money market accounts                    808,401    7,125   3.54      748,517    5,925   3.21       532     668  1,200
Other time deposits                    3,204,344   44,280   5.56    2,521,864   29,707   4.78     8,897   5,676 14,573

Total interest-bearing deposits        5,571,481   58,171   4.20    4,735,058   42,762   3.66     9,865   5,544 15,409
Federal funds purchased                   54,033      751   5.59       21,898      314   5.82       457     (20)   437
Repurchase agreements                     21,229      233   4.41       21,610      264   4.95        (3)    (28)   (31)
Master notes                             240,322    2,604   4.36      171,348    2,128   5.04       815    (339)   476
U. S. Treasury tax and loan accounts      14,123      182   5.18       18,020      260   5.85       (52)    (26)   (78)
Other short-term borrowings                9,229       96   4.18        8,778      119   5.50         6     (29)   (23)
Long-term obligations                     23,763      387   6.55       32,564      454   5.65      (132)     65    (67)

Total interest-bearing liabilities    $5,934,180  $62,424   4.23 % $5,009,276  $46,301   3.75 % $10,956  $5,167 $7,262


Interest rate spread                                        3.48 %                       3.78 %

Net interest income and net yield on
interest-earning assets                           $67,735   4.02 %             $60,473   4.29 % $6,921    $333 $7,262


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1996

Summary of Loan Loss Experience and Risk Elements

                                                                                       Table 6
                                              1996                  1995

                                             First     Fourth      Third     Second      First
(thousands, except ratios)                 Quarter    Quarter    Quarter    Quarter    Quarter

Reserve balance at beginning of period     $78,495    $77,965    $76,860    $73,897    $72,017
Reserve of acquired institution              1,387      -          -          1,959      1,272
Provision for loan losses                    1,544      1,654      1,716      1,460        534
Net charge-offs:
Charge-offs                                 (2,433)    (2,575)    (1,783)    (1,670)    (1,234)
Recoveries                                   1,440      1,451      1,172      1,214      1,308

Net charge-offs                               (993)    (1,124)      (611)      (456)        74

Reserve balance at end of period           $80,433    $78,495    $77,965    $76,860    $73,897

Historical Statistics

Balances
Average total loans                     $4,679,692 $4,433,517 $4,500,192 $4,424,724 $4,253,117
Total loans at period-end                4,837,073  4,580,719  4,540,056  4,480,235  4,362,969

Risk Elements
Nonaccrual loans                           $13,489    $13,208    $14,296    $16,406    $19,953
Restructured loans
Other real estate acquired through
forclosure                                   2,555      2,154      2,739      3,590      4,296

Total nonperforming assets                 $16,044    $15,362    $17,035    $19,996    $24,249

Accruing loans 90 days or more past due     $5,300     $4,230     $4,874     $3,524     $5,020


Ratios
Net charge-offs (annualized) to average       0.09%      0.10%      0.05%      0.04%     -0.01%
Reserve for loan losses to total loans a      1.66       1.71       1.72       1.72       1.69
Nonperforming assets to total loans plus foreclosed real
estate at period-end                          0.33       0.34       0.37       0.45       0.56


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1996

INTRODUCTION
Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). It should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented on pages 3 through 7 of this report. The focus of this discussion concerns BancShares' three banking subsidiaries, because BancShares itself made an insignificant contribution to the consolidated totals. First-Citizens Bank & Trust Company ("FCB") operates branches in North
Carolina and Virginia, while Bank of Marlinton ("Marlinton") and Bank of
White Sulphur Springs ("WSS") operate in West Virginia. Certain changes discussed herein result from various acquisitions. During the first quarter of 1996, BancShares acquired Allied Bank Capital, Inc.
("Allied") and its two banking subsidiaries, Summit Savings Bank of Sanford, North Carolina and Peoples Savings Bank of Wilmington, North
Carolina. Allied had total assets of $249 million and total deposits of $208.4 million. The acquisition was accounted for as a purchase, with BancShares acquiring all of Allied's outstanding capital stock for a combination of its Class A common stock, cash and debentures. During the first quarter of 1995, BancShares completed three acquisitions. Pace
American Bank, subsequently merged into FCB, was a $59 million state-chartered bank located in Lawrenceville, Virginia. BancShares later acquired Fayetteville, North Carolina-based State Bank, a $50 million bank, and Whiteville, North Carolina-based First Investors
Savings Bank, which had $44 million in assets at the time of its acquisition. Both of these institutions were immediately merged with and into FCB. All of these acquisitions were recorded using the purchase method of accounting. Accordingly, results of operations from these merged entities have only been included after the date of purchase.
SUMMARY
BancShares realized an increase in earnings of 38.2 percent during the first quarter of 1996 compared to the first quarter of 1995. Consolidated net income during the first quarter of 1996 was $16.8 million, compared to $12.2 million earned during the corresponding period of 1995. The improved earnings resulted from higher net interest and noninterest income. Net income per share during the first quarter of 1996 totaled $1.52, compared to $1.17 during the first quarter of 1995. Return on average assets was 0.91 percent for the first quarter of 1996 compared to 0.78 percent during the same period of 1995. Other profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balances, interest income and expense, and yields and rates presented in Table 5.

INTEREST-EARNING ASSETS
Average interest-earning assets for the first quarter of 1996 totaled $6.78 billion, an increase of $1.06 billion or 18.6 percent from the first quarter of 1995. Most of this increase results from growth in the investment and loan portfolios. Loans. At March 31, 1996, and 1995, gross loans totaled $4.84 billion and $4.36 billion, respectively. As of December 31, 1995, gross loans were $4.58 billion. The $256.4 million increase from December 31, 1995 to March 31, 1996, is largely due to $205.1 million in acquired loans. The $474.1 million growth in loans from March 31, 1995 to March 31, 1996 results from acquisitions and growth within BancShares' commercial loan products during late 1995. Table 2 details outstanding loans by type for the past five quarters. During the first quarter of 1996, average total loans were $4.68 billion, an increase of $426.6 million or 10 percent from the comparable period of 1995. Consumer loans averaged $1.20 billion during the first quarter of 1996, compared to $1.15 billion during the same period of 1995, an increase of $57.8 million or 5 percent. Average loans secured by real estate increased $290.3 million between the two periods, an 11 percent increase. While some of this growth has resulted from acquisitions, loan demand within the branch network remains at modest levels. As of March 31, 1996, $21.3 million in fixed-rate residential mortgage loans are held for sale. All loans held for sale are carried at the lower of cost or market, and it is anticipated that these loans will be sold during the next quarter. Management's loan growth projections for 1996 are all dependent on interest rates, as any upward pressure on interest rates will likely deter retail borrowers and may also impair commercial loan growth. Investment securities. At March 31, 1996, and 1995, the investment portfolio totaled $2.01 billion and $1.32 billion, respectively. At December 31, 1995, the investment portfolio was $1.98 billion. The 51.5 percent increase in the investment portfolio in one year resulted from the liquidity generated by FCB's strong emphasis on retail relationship banking during 1995. This focus generated deposit growth that has in turn resulted in excess liquidity being invested in the investment securities portfolio. All securities are classified as held-to-maturity, as BancShares has the ability and the positive intent to hold its investment portfolio until maturity. Table 4 presents detailed information relating to the investment portfolio. Income on Interest-Earning Assets. Taxable equivalent interest income amounted to $130.2 million during the first quarter of 1996, a 21.9 percent increase over the first quarter of 1995. Taxable equivalent interest income benefitted from favorable volume and yield variances, as balance sheet growth and higher interest rates both contributed to higher interest income in the first quarter of 1996 when compared to the same period of 1995. The average yield on total interest-earning assets for the first quarter of 1996 was 7.71 percent, compared to 7.53 percent for the corresponding period of 1995, an 18 basis point improvement resulting from higher yields on interest-earning assets. Taxable equivalent loan interest income for the first quarter of 1996 was $100.7 million, an increase of $10.6 million or 11.7 percent from first quarter of 1995, primarily due to growth in the loan portfolio. The taxable equivalent yield on the loan portfolio was 8.63 percent during the first quarter of 1996, compared to 8.53 percent during the same period of 1995. Taxable equivalent income earned on the investment securities portfolio amounted to $27.9 million during the first quarter of 1996 and $15.5 million during the same period of 1995, an increase of $12.4 million or 80.6 percent resulting from an average portfolio increase of $603.6 million. Additionally, the securities portfolio experienced a 112 basis point increase in the taxable equivalent yield, increasing from 4.54 percent for the quarter ended March 31, 1995, to 5.66 percent for the quarter ended March 31, 1996. INTEREST-BEARING LIABILITIES.
At March 31, 1996 and 1995, interest-bearing liabilities totaled $6.13 billion and $5.14 billion, respectively, compared to $5.84 billion as of December 31, 1995. Average interest-bearing liabilities for the first quarter of 1996 totaled $5.93 billion, an increase of 18.5 percent from the first quarter of 1995. Interest-bearing deposits account for much of the growth, with balances increasing from acquisitions as well as an expanding deposit base among existing customers. Deposits. At March 31, 1996, total deposits were $6.74 billion, an increase of $1.02 billion or 17.8 percent over March 31, 1995. Compared to the December 31, 1995 balance of $6.39 billion, total deposits have increased $355.8 million. Acquisitions during 1996 have generated $209 million in deposit liabilities. The remaining increase in deposits since December 31, 1995 has resulted from growth generated within the existing branch network. Average interest-bearing deposits were $5.57 billion during the first quarter of 1996 compared to $4.74 billion during the first quarter of 1995, an increase of 17.7 percent. Much of the increase is attributed to average time deposits, which increased $682.5 million from the first quarter of 1995 to the first quarter of 1996. Average Checking With Interest accounts increased $68.2 million from the first quarter of 1995 to the first quarter of 1996, while average money market accounts increased $59.9 million between the two periods. Time deposits of $100,000 or more averaged 9.6 percent of total average deposits during the first quarter of 1996, compared to 7.3 percent during the same period of 1995. Although this represents a greater reliance of funds typically viewed as volatile, management does not consider the current level as excessive. Borrowed Funds. At March 31, 1996, short-term borrowings totaled $326.8 million compared to $376.5 million at December 31, 1995 and $251.3 million at March 31, 1995.
For the quarters ended March 31, 1996 and 1995, short-term borrowings averaged $338.9 million and $241.7 million, respectively. The increase is largely due to a $69 million increase in average Master Note borrowings and a $32.1 million increase in average federal funds purchased, all of which are overnight borrowings. Long-term obligations averaged $23.8 million during the first quarter of 1996, compared to $32.6 million during the first quarter of 1995.
The 27 percent reduction results from the Bank's repayment of Federal Home Loan Bank borrowings. Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $62.4 million during the first quarter of 1996, an $16.1 million or 34.8 percent increase from the first quarter of 1995. The higher interest expense resulted from the $924.9 million increase in average interest-bearing liabilities and a 48 basis point increase in the aggregate rate on interest bearing liabilities. The rate on these liabilities was 4.23 percent during the first quarter of 1996, compared to 3.75 percent during the first quarter of 1995.
NET INTEREST INCOME
Taxable equivalent net interest income totaled $67.7 million during the first quarter of 1996, an increase of 12 percent from the first quarter of 1995. The average net yield on interest-earning assets was 4.02 percent for the first quarter of 1996, 27 basis points below the net yield recorded during the first quarter of 1995. The taxable equivalent interest rate spread for the first quarter of 1996 was 3.48 compared to 3.78 percent for the same period of 1995. The lower net yield and interest rate spreads resulted from a quicker increase in interest rates paid on interest-bearing liabilities than was earned from higher yields on interest-earning assets. Continued upward pressure on deposit interest rates may result in further reduction in the net yield. Management is aware of the potential negative impact changes in interest rates may have on net interest income. A principal objective of BancShares' asset liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure.

ASSET QUALITY
Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current and projected economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating possible credit losses. At March 31, 1996, the reserve for loan losses amounted to $80.4 million or 1.66 percent of loans outstanding. This compares to $78.5 million or
1.71 percent at December 31, 1995, and $73.9 million or 1.69 percent at March 31, 1995. Management considers the established reserve adequate to absorb losses that relate to loans outstanding at March 31, 1996. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of additions to the reserve based on their judgments of information available to them at the time of their examination. The provision for loan losses charged to operations during the first quarter of 1996 was $1.5 million, compared to $534,000 during the first quarter of 1995. Net charge-offs for the quarter ended March 31, 1996 totalled $993,000, compared to net recoveries of $74,000 during the same period of 1995. The net recoveries recorded during the first quarter of 1995 resulted from non-recurring commercial recoveries. Table 5 provides details concerning the reserve and provision for loan losses over the past five quarters. Nonperforming assets. At March 31, 1996, BancShares' nonperforming assets amounted to $16 million or 0.33 percent of gross loans plus foreclosed properties, compared to $15.4 million at December 31, 1995, and $24.2 million at March 31, 1995. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

NONINTEREST INCOME
Noninterest income increased 10.3 percent during the first quarter of 1996 to $23.9 million. This compares to $21.7 million for the first quarter of 1995. Service charges remain the principal source of noninterest income, representing $10 million during the first quarter of 1996 and $9.4 million during the same period of 1995. The 6.7 percent increase results from growth in the number of accounts. Other service charges and fees contributed $5.8 million during the first quarter of 1996, compared to $4.9 million during the same period of 1995. This 18.2 percent increase between the two periods resulted from earnings generated by services provided to affiliate banks as well as higher fee income generated by First Citizens Investor Services. Credit card income amounted to $3.3 million, an increase of 14.7 percent over 1995 due to higher merchant income. Other income increased 11.6 percent, primarily due gains recognized on the sale of mortgage loans during the first quarter .

NONINTEREST EXPENSE
Noninterest expense for the first quarter of 1996 amounted to $63.3 million. This was a 1.5 percent increase over the first quarter of 1995. Salaries and wages increased 6 percent between the periods, primarily the result of merit raises. Occupancy expense increased 7.9 percent during the first quarter of 1996, compared to the corresponding period of 1995 due to increased depreciation expense resulting from new and renovated branch facilities. Other expenses decreased by $1.2 million or 5.9 percent. Contributing to this decrease were a $2 million reduction in deposit insurance, the result of lower rates. This reduction was partially offset by higher intangible amortization expense, the result of the Allied acquisition.

INCOME TAXES
Income tax expense amounted to $9.4 million during the first quarter of 1996, compared to $6.5 million during the first quarter of 1995, a 44.2 percent increase due to higher pre-tax income. The effective tax rates for these periods were 35.8 percent and 34.8 percent, respectively. The increase in the effective tax rate from 1995 to 1996 results from an increase in nondeductible goodwill amortization and higher North Carolina state income tax expense.

LIQUIDITY
Management relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network has enabled management to fund asset growth and maintain liquidity. These sources have allowed limited dependence on short-term borrowed funds for liquidity or for asset expansion. In the event additional liquidity is needed, BancShares does maintain readily available sources to borrow funds as needed through its correspondent network.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At March 31, 1996, and 1995, the leverage capital ratio of BancShares was 6.2 percent and 6.5 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' core capital ratio was 9.7 percent at March 31, 1996, and 1995. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 11 percent for both periods, above the minimum 8 percent level.
CURRENT ACCOUNTING AND REGULATORY ISSUES
The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets to be Disposed Of ("Statement 121"), which BancShares was required to adopt for 1996. Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for those to be disposed of. Adoption of Statement 121 should not have a material effect on BancShares' consolidated financial statements currently, although events or changes in circumstances in future periods could require a review by management for impairment. Such a review could result in an adjustment to recorded asset values. SFAS No. 122, Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65 ("Statement 122"), became effective for BancShares during 1996. Statement 122 requires an entity engaging in mortgage banking activities to record assets to reflect the value of rights to service mortgage loans for others. Statement 122 also requires the periodic assessment of capitalized mortgage servicing rights for impairment based on the fair values of those rights. The adoption of Statement 122 should not have a material effect on BancShares' consolidated financial statements currently, although changes in market conditions could result in an increase in mortgage banking activities or the recognition of impaired asset values. SFAS No. 123, Accounting for Stock-Based Compensation ("Statement 123") became effective during 1996. Statement 123 provides an alternative treatment for the previously-recognized treatment for stock compensation set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The adoption of Statement 123 will not effect BancShares' consolidated financial statements currently, as no stock-based compensation plans are envisioned during 1996. Should any such plans be adopted in the future, BancShares has elected to continue to measure compensation cost using APB 25. Therefore, as required by Statement 123, BancShares would make supplemental disclosures showing the financial impact that would result if the accounting treatment outlined in Statement 123 had been applied. Various proposals have been considered by the United States Congress concerning a possible merger of the FDIC's Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF"). Central to that discussion is the recapitalization of the SAIF prior to such a merger, and most of the proposals that have been offered contemplate a special one-time assessment of SAIF-insured deposits. At this time, it is unclear if there will be a special assessment, at what rate an assessment will be made, and upon what date the assessment will be effective. However, the earlier proposals suggested an assessment rate of 85 basis points be applied to total SAIF-insured deposits. As of March 31, 1996, BancShares had total SAIF-insured deposits of $2.07 billion. Other than the SAIF assessment under consideration, management is not aware of any current recommendations by the regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.