Form 10-Q
period 1996-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 1996-08-14
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  June 30, 1996

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

                          Yes    X           No  _____


Class A Common Stock--$1 Par Value-- 9,679,727 shares
Class B Common Stock--$1 Par Value-- 1,760,330 shares
(Number of shares outstanding, by class, as of August 13, 1996)

                               INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets at
          June 30, 1996,  December 31, 1995, and June 30, 1995


          Consolidated Statements of Income for the six-month periods ended June 30, 1996, and June 30, 1995,



          Consolidated Statements of Changes in Shareholders' Equity for the six-month periods ended June 30, 1996, and June 30, 1995



          Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1996, and June 30, 1996


          Note to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b)  Reports on Form 8-K.  During the quarter ended
               June 30, 1996, Registrant filed no Current Reports on Form 8-K.

                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  August 13, 1996                       By:
                                              Kenneth A. Black
                                              Vice President, Treasurer,
                                              and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Second Quarter 1996

Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries



                                                        June 30   December 31       June 30
(thousands,except share data)                              1996          1995          1995
                                                     (unaudited)                 (unaudited)
Assets
Cash and due from banks                                $400,694      $448,630      $402,949
Investment securities                                 1,888,476     1,983,148     1,554,180
Federal funds sold                                       50,010        40,445       166,425
Loans                                                 4,921,774     4,580,719     4,480,235
Less reserve for loan losses                             81,026        78,495        76,887

     Net loans                                        4,840,748     4,502,224     4,403,348

Premises and equipment                                  217,556       208,240       203,654
Income earned not collected                              58,601        58,237        49,909
Other assets                                            175,202       143,026       132,999

     Total assets                                    $7,631,287    $7,383,950    $6,913,464

Liabilities
Deposits:
  Noninterest-bearing                                  $986,801      $943,445      $921,945
  Interest-bearing                                    5,645,470     5,444,637     5,108,940

     Total deposits                                   6,632,271     6,388,082     6,030,885
Short-term borrowings                                   338,538       376,531       311,239
Long-term obligations                                     7,893        22,957        25,756
Other liabilities                                        68,302        75,543        53,236

     Total liabilities                                7,047,004     6,863,113     6,421,116

Shareholders' Equity
Common stock:
   Class A - $1 par value (9,688,017;8,949,703;
    and 8,921,136 shares issued, respectively)            9,688         8,950         8,921
   Class B - $1 par value (1,761,261;1,766,464;
    and 1,769,251 shares issued, respectively)            1,761         1,766         1,769
Surplus                                                 143,567       106,954       104,912
Retained earnings                                       429,267       403,167       376,746

     Total shareholders'equity                          584,283       520,837       492,348

     Total liabilities and shareholders' equity      $7,631,287    $7,383,950    $6,913,464


See accompanying Note to Consolidated Financial Statements.



First Citizens BancShares, Inc and Subsidiaries
Second Quarter 1996

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries


                                              Three Months Ended June 30   Six Months Ended June 30

(thousands, except per share data, unaudited)         1996          1995           1996        1995
Interest income
Loans                                             $102,654       $95,723       $202,766    $185,308
Investment securities:
  U. S. Government                                  28,542        18,234         56,282      33,515
  State, county and municipal                           84           106            174         194
  Other                                                 43            51             88          93

  Total investment securities income                28,669        18,391         56,544      33,802
Federal funds sold                                   1,379         2,168          2,960       3,393

  Total interest income                            132,702       116,282        262,270     222,503

Interest expense
Deposits                                            57,451        51,546        115,622      94,308
Short-term borrowings                                3,765         3,584          7,631       6,669
Long-term obligations                                  268           407            655         861

  Total interest expense                            61,484        55,537        123,908     101,838

  Net interest income                               71,218        60,745        138,362     120,665
Provision for loan losses                            2,255         1,460          3,799       1,994

  Net interest income after provision for loan
  losses                                            68,963        59,285        134,563     118,671


Noninterest income
Trust income                                         2,256         2,239          4,523       4,478
Service charges on deposit accounts                 10,392         9,996         20,425      19,399
Credit card income                                   3,882         3,220          7,147       6,067
Other service charges and fees                       5,818         5,291         11,608      10,190
Other                                                2,912         2,311          5,442       4,578

  Total other income                                25,260        23,057         49,145      44,712

                                                    94,223        82,342        183,708     163,383
Noninterest expense
Salaries and wages                                  29,681        27,160         56,983      52,913
Pension and other employee benefits                  5,046         4,510          9,942       9,084
Occupancy expense                                    5,385         4,980         10,811      10,011
Equipment expense                                    6,814         6,183         12,818      12,290
Other                                               21,337        20,043         40,994      40,941

  Total other expense                               68,263        62,876        131,548     125,239

Income before income taxes                          25,960        19,466         52,160      38,144
Income taxes                                         9,575         6,842         18,949      13,342

  Net income                                       $16,385       $12,624        $33,211     $24,802

Per Share
Net income                                           $1.43         $1.19          $2.95       $2.36
Cash dividends                                       0.225          0.20           0.45        0.40

See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1996

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries


                                         Class A     Class B
                                          Common      Common                Retained       Total
(thousands,except share data)              Stock       Stock     Surplus    Earnings      Equity
Balance at December 31, 1994              $8,419      $1,770     $82,631    $356,591    $449,411

Issuance of 489,742 shares of Class A
common stock in connection with              490                  21,491                  21,981
acquisitions
Issuance of 4,174 shares of Class A
common stock pursuant to the Dividend
Reinvestment Plan                              4                     173                     177
Issuance of 16,331 shares of Class A
common stock pursuant to the 1992 Employee
Stock Purchase Plan                           16                     617                     633
Redemption of 8,500 shares of Class A
common stock and 200 shares of Class B
common stock                                  (8)         (1)                   (383)       (392)
Net income                                                                    24,802      24,802
Cash dividends                                                                (4,264)     (4,264)

Balance at June 30, 1995                  $8,921      $1,769    $104,912    $376,746    $492,348

Balance at December 31, 1995               8,950       1,766     106,954     403,167     520,837

Issuance of 87,992 shares of Class A common
    stock pursuant to employee stock purchase
    plans                                     87                   3,765                   3,852
Issuance of 8,746 shares of Class A common
    stock pursuant to the Dividend Re          9                     114                     123
Issuance of 668,654 shares of Class A common
    stock in connection with various         669                  32,734                  33,403
Redemption of 27,079 shares of Class A common
    stock and 5,203 shares of Class B common
    stock                                    (27)         (5)                 (1,974)     (2,006)
Net income                                                                    33,211      33,211
Cash dividends                                                                (5,137)     (5,137)
Balance at June 30, 1996                  $9,688      $1,761    $143,567    $429,267    $584,283

See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1996

 Consolidated Statements of Cash Flows
 First Citizens BancShares, Inc. and Subsidiaries



                                                                     Six Months Ended June 30
(thousands, unaudited)                                                      1996         1995
Operating Activities
Net income                                                               $33,211      $24,802
Adjustments:
  Amortization of intangibles                                              3,904        2,604
  Provision for loan losses                                                3,799        1,994
  Deferred tax (benefit) expense                                          (1,375)         208
  Change in current taxes payable                                           (657)         401
  Depreciation                                                             8,455        8,312
  Change in accrued interest payable                                      (8,226)      10,303
  Change in income earned not collected                                      712       (3,418)
  Origination of loans held for sale                                     (52,881)      (8,397)
  Proceeds from sale of loans                                             34,093        7,598
  Loss (gain) on sale of mortgage loans                                      168         (125)
  Net amortization of premiums and discounts                               7,211        9,998
  Net change in other assets                                              (1,405)      (2,339)
  Net change in other liabilities                                         (5,417)         475
Net cash provided by operating activities                                 21,592       52,416

Investing Activities
  Net increase in loans outstanding                                     (119,955)    (161,170)
  Purchases of investment securities                                    (396,748)    (473,075)
  Proceeds from maturities of investment securities                      502,453      409,629
  Net change in federal funds sold                                        (9,565)    (151,003)
  Dispositions of premises and equipment                                   3,563        2,006
  Additions to premises and equipment                                    (19,347)     (16,552)
  Purchase of institutions, net of cash acquired                           7,584      106,092
Net cash used by investing activities                                    (32,015)    (284,073)

Financing Activities
  Net change in time deposits                                             40,096      349,416
  Net change in demand and other interest-bearing                         (4,301)    (174,173)
  Net change in short-term borrowings                                    (70,140)       7,499
  Repurchases of common stock                                             (2,006)        (392)
  Proceeds from issuance of stock                                          3,975          810
  Cash dividends paid                                                     (5,137)      (4,264)
Net cash (used) provided by financing activities                         (37,513)     178,896

Change in cash and due from banks                                        (47,936)     (52,761)
Cash and due from banks at beginning of period                           448,630      455,710
Cash and due from banks at end of period                                $400,694     $402,949
Cash payments for:
  Interest                                                              $132,134      $91,535
  Income taxes                                                            21,069       13,098
Supplemental disclosure of noncash investing and financing activities:
   Common stock issued for acquisitions                                  $33,403      $21,981
   Long-term obligations issued for acquisitions                           1,468        2,494
See accompanying Note to Consolidated Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1996

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

Financial Summary


                                                                                                                       Table 1
                                                                   1996                  1995
                                                                                                              Six Months Ended
                                                      Second      First     Fourth   Third     Second              June 30
(thousands, except per share data and ratios)        Quarter    Quarter    Quarter  Quarter    Quarter         1996       1995



Summary of Operations
Interest Income                                     $132,702   $129,568   $123,372   $122,234   $116,282   $262,270   $222,503
Interest income - taxable equivalent                 133,283    130,159    126,950    122,801    116,845    263,442    223,619
Interest expense                                      61,484     62,424     62,968     59,858     55,537    123,908    101,838

Net interest income-taxable equivalent                71,799     67,735     63,982     62,943     61,308    139,534    121,781
Taxable equivalent adjustment                            581        591        578        567        563      1,172      1,116

Net interest income                                   71,218     67,144     63,404     62,376     60,745    138,362    120,665
Provision for loan losses                              2,255      1,544      1,654      1,716      1,460      3,799      1,994

Net interest income after provision for loan losses   68,963     65,600     61,750     60,660     59,285    134,563    118,671
Other income                                          25,260     23,885     23,856     23,560     23,057     49,145     44,712
Other expense                                         68,263     63,285     60,925     59,716     62,876    131,548    125,239

Income before income taxes                            25,960     26,200     24,681     24,504     19,466     52,160     38,144
Income taxes                                           9,575      9,374      8,395      8,686      6,842     18,949     13,342

Net income                                           $16,385    $16,826    $16,286    $15,818    $12,624    $33,211    $24,802

Selected Average Balances
Total assets                                      $7,658,682 $7,462,756 $7,280,893 $7,053,579 $6,702,692 $7,557,959 $6,515,649
Investment securities                              1,990,346  1,984,027  1,871,272  1,694,776  1,493,415  1,987,187  1,437,231
Loans                                              4,884,818  4,679,692  4,552,018  4,500,192  4,424,724  4,782,255  4,339,395
Interest-earning assets                            6,975,341  6,779,461  6,599,377  6,376,273  6,061,732  6,874,669  5,890,106
Deposits                                           6,660,204  6,477,795  6,282,111  6,124,360  5,858,280  6,569,012  5,696,864
Interest-bearing liabilities                       6,043,119  5,934,180  5,753,538  5,569,496  5,299,570  5,987,291  5,155,267
Long-term obligations                                 12,889     23,763     23,365     24,595     26,174     19,720     28,672
Shareholders' equity                                $576,742   $546,603   $512,768   $498,108   $482,885   $559,973   $471,050
Shares outstanding                                11,432,661 11,072,395 10,700,435 10,688,019 10,618,902 11,252,528 10,498,296

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets                                           0.86%      0.91%      0.89%      0.89%      0.76%      0.88%      0.77%
Shareholders' equity                                  11.43      12.38      12.60      12.60      10.49      11.93      10.62
Dividend payout ratio                                 15.73      14.80      14.80      13.42      16.81      15.25      16.95

Liquidity and Capital Ratios (averages)
Loans to deposits                                     73.34%     72.24%     72.46%     73.48%     75.53%     72.80%     89.14%
Shareholders' equity to total assets                   7.53       7.32       7.04       7.06       7.20       7.41       7.23
Time certificates of $100,000 or more to total
deposits                                               9.23       9.59       9.27       8.61       8.04       9.39       7.42

Per Share of Stock
Net income                                            $1.43      $1.52      $1.52      $1.49      $1.19      $2.95      $2.36
Cash dividends                                         0.225      0.225      0.225       0.20       0.20       0.45       0.40
Book Value at period end                               51.03      50.19      48.60      47.32      46.06      51.03      46.06
Tangible book value at period-end                      42.19      41.13      41.75      40.32      39.10      42.19      39.10



First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1996

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
               Whiteville, North Carolina


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1996

Outstanding Loans by Type

                                                                                    Table 3

                                               1996                         1995

                                         Second      First     Fourth      Third     Second
(thousands)                             Quarter    Quarter    Quarter    Quarter    Quarter
Real estate:
Construction and land development      $110,162   $110,520   $104,540   $109,597   $111,285
Mortgage:
1-4 family residential                1,615,712  1,604,954  1,438,655  1,456,076  1,399,023
Commercial                              833,733    799,800    770,246    744,811    743,367
Equity Line                             409,121    401,501    397,225    394,088    395,412
Other                                   137,463    134,128    129,292    130,952    124,682
Commercial and industrial               506,913    483,245    466,462    455,781    459,446
Consumer                              1,223,871  1,222,243  1,199,400  1,173,740  1,171,441
Lease financing                          67,647     63,943     59,899     58,013     58,464
Other                                    17,152     16,739     15,000     16,998     17,115

Total loans                           4,921,774  4,837,073  4,580,719  4,540,056  4,480,235
Less reserve for loan losses             81,026     80,433     78,495     77,986     76,887

Net loans                            $4,840,748 $4,756,640 $4,502,224 $4,462,070 $4,403,348



First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1996

Investment Securities

                                                                                                                       Table 4

                                          June 30, 1996                                    June 30, 1995

                                                          Average     Taxable                              Average     Taxable
                                     Book       Market   Maturity  Equivalent         Book      Market    Maturity  Equivalent
(thousands)                         Value        Value (Yrs./Mos.)      Yield        Value       Value (Yrs./Mos.)       Yield
U. S. Government
Within one year                  $787,440     $788,350     0/6           5.91%    $977,274    $972,324     0/6            4.52%
One to five years               1,081,130    1,064,690     1/11          5.71      555,295     555,060     1/5            5.97
Five to ten years                   2,383        2,344     7/0           6.28        3,159       3,108     7/3            5.78
Over ten years                      7,990        7,982    18/11          7.43        6,968       6,944    19/6            7.25

Total                           1,878,943    1,863,366     1/5           5.80    1,542,696   1,537,436    0/11            5.06

State, county and municipal
Within one year                       537          539     0/6           6.49        1,208       1,218     0/7            7.52
One to five years                   4,551        4,808     2/11          6.88        4,301       4,338     2/9            6.66
Five to ten years                   1,272        1,281     6/1           7.21        2,777       2,845     6/4            6.84
Over ten years                        195          195    21/2           9.14          205         205    22/2            6.19

Total                               6,555        6,823     3/11          6.98        8,491       8,606     5/0            7.06

Other
Within one year                     1,306        1,306     0/6           5.74                              -
One to five years                   1,627        1,602     1/11         10.84        2,938       2,911     2/3            8.65
Five to ten years                      45           45     5/11          5.43           55          55     6/8            8.00

Total                               2,978        2,953     1/5           8.52        2,993       2,966     2/5            8.64

Total investment securities    $1,888,476   $1,873,142     1/5           5.81%  $1,554,180  $1,549,008     1/0            5.08%


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1996

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Second Quarter

                                                                                                           Table 5

                                              1996                      1995             Increase (decrease) due to

                                              Interest                    Interest
                                      Average  Income/ Yield/   Average    Income/ Yield/          Yield/    Total
(thousands)                           Balance  Expense  Rate    Balance    Expense  Rate   Volume    Rate   Change
Assets
Loans:
Secured by real estate             $3,080,093  $62,748  8.15% $2,738,350    $58,435  8.42%  $6,653 ($2,340)  $4,313
Commercial and industrial             499,499   11,344  8.70     436,627     10,318  9.41    1,635    (609)   1,026
Consumer                            1,222,653   27,462  8.89   1,174,422     26,102  8.86    1,170     190    1,360
Lease financing                        65,594    1,290  7.87      58,362      1,106  7.58      139      45      184
Other                                  16,979      347  8.18      16,963        269  6.36        1      77       78

Total loans                         4,884,818  103,191  8.40   4,424,724     96,230  8.69    9,598  (2,637)   6,961
Investment securities:
U. S. Government                    1,980,659   28,542  5.80   1,481,917     18,219  4.93    6,611   3,712   10,323
State, county and municipal             6,706      128  7.68       8,382        161  7.70      (32)     (1)     (33)
Other                                   2,981       43  5.80       3,116         67  8.62       (2)    (22)     (24)

Total investment securities         1,990,346   28,713  5.80   1,493,415     18,447  4.95    6,577   3,689   10,266
Federal funds sold                    100,177    1,379  5.54     143,593      2,168  6.06     (628)   (161)    (789)

Total interest-earning assets      $6,975,341 $133,283  7.62% $6,061,732   $116,845  7.71% $15,547    $891  $16,438

Liabilities
Deposits:
Checking With Interest               $874,917   $2,675  1.23%   $799,992     $3,524  1.77%    $277 ($1,126)   ($849)
Savings                               729,667    3,757  2.07     688,033      3,888  2.27      224    (355)    (131)
Money market accounts                 814,833    7,028  3.47     717,488      6,098  3.41      824     106      930
Time deposits                       3,290,255   43,991  5.38   2,794,111     38,036  5.46    6,624    (669)   5,955

Total interest-bearing deposits     5,709,672   57,451  4.05   4,999,624     51,546  4.14    7,949  (2,044)   5,905
Federal funds purchased                21,090      333  6.35      30,091        452  6.02     (139)     20     (119)
Repurchase agreements                  22,156      237  4.30      25,148        318  5.07      (35)    (46)     (81)
Master notes                          251,730    2,801  4.48     186,819      2,396  5.14      771    (366)     405
U. S. Treasury tax and loan account    13,175      173  5.28      15,545        230  5.93      (33)    (24)     (57)
Other short-term borrowings            12,407      221  7.16      16,169        188  4.66      (56)     89       33
Long-term obligations                  12,889      268  8.36      26,174        407  6.24     (242)    103     (139)

Total interest-bearing liabilities $6,043,119  $61,484  4.09% $5,299,570    $55,537  4.20%  $8,215 ($2,268)  $5,947

Interest rate spread                                    3.53%                       3.51%

Net interest income and net yield
on interest-earning assets                     $71,799  4.14%              $61,308  4.06%  $7,332  $3,159  $10,491




First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1996

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Six Months

                                                                                                                    Table 6

                                                      1996                          1995         Increase (decrease) due to

                                                  Interest                      Interest
                                       Average     Income/  Yield/    Average    Income/  Yield/           Yield/    Total
(thousands)                            Balance     Expense    Rate    Balance    Expense    Rate  Volume     Rate   Change
Assets
Loans:
Secured by real estate              $3,001,645    $123,801    8.27% $2,689,550   $112,584    8.42% $13,145  ($1,928) $11,217
Commercial and industrial              487,950      22,090    8.69     416,144     19,300    9.27    3,663     (873)   2,790
Consumer                             1,212,642      54,779    8.96   1,157,978     51,609    8.89    2,592      578    3,170
Lease financing                         63,440       2,513    7.92      58,687      2,205    7.51      183      125      308
Other                                   16,578         662    8.05      17,036        623    7.38      (17)      56       39

Total loans                          4,782,255     203,845    8.55   4,339,395    186,321    8.62   19,566   (2,042)  17,524
Investment securities:
U. S. Government                     1,977,212      56,282    5.72   1,427,008     33,515    4.74   14,391    8,376   22,767
State, county and municipal              6,998         267    7.67       7,576        297    7.91      (22)      (8)     (30)
Other                                    2,977          88    5.94       2,647         93    7.09       11      (16)      (5)

Total investment securities          1,987,187      56,637    5.73   1,437,231     33,905    4.76   14,380    8,352   22,732
Federal funds sold                     105,227       2,960    5.66     113,480      3,393    6.03     (236)    (197)    (433)

Total interest-earning assets       $6,874,669    $263,442    7.69% $5,890,106   $223,619    7.63% $33,710   $6,113  $39,823

Liabilities
Deposits:
Checking With Interest                $865,039      $5,658    1.32%   $793,502     $6,889    1.75%    $544  ($1,775) ($1,231)
Savings                                716,621       7,540    2.12     682,914      7,653    2.26      371     (484)    (113)
Money market accounts                  811,617      14,153    3.51     732,916     12,023    3.31    1,348      782    2,130
Time deposits                        3,247,300      88,271    5.47   2,658,740     67,743    5.14   15,604    4,924   20,528

Total interest-bearing deposits      5,640,577     115,622    4.12   4,868,072     94,308    3.91   17,867    3,447   21,314
Federal funds purchased                 34,829       1,084    6.26      26,017        766    5.94      268       50      318
Repurchase agreements                   21,672         470    4.36      23,389        582    5.02      (39)     (73)    (112)
Master notes                           246,026       5,405    4.42     179,168      4,524    5.09    1,585     (704)     881
U. S. Treasury tax and loan accounts    13,649         355    5.23      16,776        490    5.89      (86)     (49)    (135)
Other short-term borrowings             10,818         317    5.89      13,173        307    4.70      (61)      71       10
Long-term obligations                   19,720         655    6.68      28,672        861    6.06     (282)      76     (206)

Total interest-bearing liabilities  $5,987,291    $123,908    4.16% $5,155,267   $101,838    3.98% $19,252   $2,818  $22,070




First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1996

Summary of Loan Loss Experience and Risk Elements

                                                                                                          Table 7

                                                1996                         1995
                                                                                                  Six Month Ended
                                          Second      First     Fourth      Third     Second           June 30
                                         Quarter    Quarter    Quarter    Quarter    Quarter       1996       1995
(thousands, except ratios)
Reserve balance at beginning of period   $80,433    $78,495    $77,965    $76,860    $73,897    $78,495    $72,017
Reserve of acquired institution                       1,387                            1,959      1,387      3,258
Provision for loan losses                  2,255      1,544      1,654      1,716      1,460      3,799      1,994
Net charge-offs:
Charge-offs                               (2,663)    (2,433)    (2,575)    (1,783)    (1,670)    (5,096)    (2,904)
Recoveries                                 1,001      1,440      1,451      1,172      1,214      2,441      2,522

Net (charge-offs) recoveries              (1,662)      (993)    (1,124)      (611)      (456)    (2,655)      (382)

Reserve balance at end of period         $81,026    $80,433    $78,495    $77,965    $76,860    $81,026    $76,887

Historical Statistics

Balances
Average total loans                   $4,884,818 $4,679,692 $4,433,517 $4,500,192 $4,424,724 $4,782,255 $4,339,395
Total loans at period-end              4,921,774  4,837,073  4,580,719  4,540,056  4,480,235  4,921,774  4,480,235

Risk Elements
Nonaccrual loans                         $14,695    $13,489    $13,208    $14,296    $16,406    $14,695    $16,406
Restructured debt
Other real estate acquired through for
foreclosure                                1,436      2,555      2,154      2,739      3,590      1,436      3,590

Total nonperforming assets               $16,131    $16,044    $15,362    $17,035    $19,996    $16,131    $19,996

Accruing loans 90 days or more past due   $4,928     $5,300     $4,230     $4,874     $3,524     $4,928     $3,524

Ratios
Net charge-offs (annualized) to averag      0.14%      0.09%      0.10%      0.05%      0.04%      0.11%      0.02%
Reserve for loan losses to total loans      1.65       1.66       1.71       1.72       1.72       1.65       1.72
Nonperforming assets to total loans plus foreclosed
real estate at period-end                   0.33       0.33       0.34       0.37       0.45       0.33       0.45

























































First Citizens BancShares, Inc. ans Subsidiaries
Second Quarter 1996



 INTRODUCTION

 Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). It should be read in conjunction with the unaudited Consolidated Financial Statements and related note presented within this report. The focus of this discussion concerns BancShares' three banking subsidiaries, because BancShares itself made an insignificant contribution to the consolidated totals. First-Citizens
 Bank & Trust Company ("FCB") operates branches in North Carolina and
 Virginia, while Bank of Marlinton ("Marlinton") and Bank of White
 Sulphur Springs ("WSS") operate in West Virginia. Certain changes discussed herein result from various acquisitions. During the first quarter of 1996, BancShares acquired Allied Bank Capital, Inc.
 ("Allied") and its two banking subsidiaries, Summit Savings Bank of Sanford, North Carolina and Peoples Savings Bank of Wilmington, North
 Carolina. Allied had total assets of $249 million and total deposits of $208.4 million. The acquisition was accounted for as a purchase, with BancShares acquiring all of Allied's outstanding capital stock in exchange for a combination of its Class A common stock, cash and debentures. During the first six months of 1995, BancShares completed four acquisitions. Pace American Bank, subsequently merged into FCB, was a $59 million state-chartered bank located in Lawrenceville, Virginia. BancShares later acquired Fayetteville, North Carolina-based
 State Bank, a $50 million bank, and Whiteville, North Carolina-based
 First Investors Savings Bank, which had $44 million in assets at the time of its acquisition. Both of these institutions were immediately merged with and into FCB. BancShares also acquired WSS, which had assets of $64,589 and deposits of $59,174 at the time of its acquisition. All of these acquisitions were recorded using the purchase method of accounting. Accordingly, results of operations from these merged entities have only been included after the date of purchase.
 SUMMARY
 BancShares realized an increase in earnings of 29.8 percent during the second quarter of 1996 compared to the second quarter of 1995. Consolidated net income during the second quarter of 1996 was $16.4 million, compared to $12.6 million earned during the corresponding period of 1995. The improved earnings resulted from higher levels of net interest income and noninterest income. Net income per share during the second quarter of 1996 totaled $1.43, compared to $1.19 during the second quarter of 1995. Return on average assets was 0.86 percent for the second quarter of 1996 compared to 0.76 percent during the same period of 1995. For the first six months of 1996, BancShares recorded net income of $33.2 million , compared to $24.8 million earned during the first six months of 1995. The 33.9 percent increase resulted primarily from higher net interest income and noninterest income. Net income per share for the first six months of 1996 was $2.95, compared to $2.36 during the same period of 1995. BancShares returned 0.88 percent on average assets during the first six months of 1996 compared to 0.77 percent during the corresponding period of 1995. Other profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 5 for the second quarter and Table 6 for the first six months of 1996 and 1995.

INTEREST-EARNING ASSETS
Average interest-earning assets for the second quarter of 1996 totaled $6.98 billion, an increase of $913.6 million or 15.1 percent from the second quarter of 1995. For the first six months of 1996, earning assets have averaged $6.87 billion, an increase of $984.6 million over the same period of 1995. These increases result from growth in the investment and loan portfolios. Loans. At June 30, 1996, and 1995, gross loans totaled $4.92 billion and $4.48 billion, respectively. As of December
31, 1995, gross loans were $4.58 billion. The $341.1 million increase from December 31, 1995 to June 30, 1996, is partially due to $205.1 million in acquired loans. The $441.5 million growth in loans from June
30, 1995 to June 30, 1996 results from acquisitions and growth within BancShares' commercial loan products during late 1995. Table 3 details outstanding loans by type for the past five quarters. During the second quarter of 1996, average loans totaled $4.88 billion, an increase of $460.1 million or 10.4 percent from the comparable period of 1995.
Consumer loans averaged $1.20 billion during the second quarter of 1996, compared to $1.17 billion during the same period of 1995, an increase of $57.8 million or 5 percent. Average loans secured by real estate increased $290.3 million between the two periods, an 11 percent increase. While some of this growth has resulted from acquisitions, loan demand within the branch network remains at modest levels. As of June 30, 1996, $34 million in fixed-rate residential mortgage loans are held for sale. All loans held for sale are carried at the lower of cost or market. Management's loan growth projections for 1996 are all dependent on interest rates, as any upward pressure on interest rates will likely deter retail borrowers and may also impair commercial loan growth. Investment securities. At June 30, 1996, and 1995, the investment portfolio totaled $1.89 billion and $1.55 billion, respectively. At December 31, 1995, the investment portfolio was $1.98 billion. The 21.5 percent increase in the investment portfolio since
June 30, 1995 resulted from the liquidity generated by FCB's strong emphasis on retail relationship banking during 1995. This focus generated deposit growth that has in turn resulted in excess liquidity being invested in the investment securities portfolio. All securities are classified as held-to-maturity, as BancShares has the ability and the positive intent to hold its investment portfolio until maturity.
Table 4 presents detailed information relating to the investment portfolio. Income on Interest-Earning Assets. Taxable equivalent interest income amounted to $133.3 million during the second quarter of 1996, a 14.1 percent increase over the second quarter of 1995. Balance sheet growth contributed to higher taxable-equivalent interest income in the second quarter of 1996 when compared to the same period of 1995. The average yield on total interest-earning assets for the second quarter of 1996 was 7.62 percent, compared to 7.71 percent for the corresponding period of 1995, a 9 basis point reduction resulting from lower loan yields. Taxable equivalent loan interest income for the second quarter of 1996 was $103.2 million, an increase of $7 million or 7.2 percent from the second quarter of 1995, due to growth in the loan portfolio.
The taxable equivalent yield on the loan portfolio was 8.4 percent during the second quarter of 1996, compared to 8.69 percent during the same period of 1995. Lower market rates during 1996 have resulted in lower loan yields. Taxable equivalent income earned on the investment securities portfolio amounted to $28.7 million during the second quarter of 1996 and $18.4 million during the same period of 1995, an increase of $10.3 million or 55.7 percent. This increase is the combined result of a $496.9 million increase in the average securities portfolio and an 85 basis point increase in the taxable equivalent yield. The securities portfolio taxable-equivalent yield increased from 4.95 percent for the quarter ended June 30, 1995, to 5.8 percent for the quarter ended June
30, 1996.

INTEREST-BEARING LIABILITIES.
At June 30, 1996 and 1995, interest-bearing liabilities totaled $5.99 billion and $5.45 billion, respectively, compared to $5.84 billion as of December 31, 1995. During the second quarter of 1996, interest-bearing liabilities averaged $6.04 billion, an increase of 14 percent from the second quarter of 1995. Interest-bearing deposits account for much of the growth, with balances increasing from acquisitions as well as an expanding deposit base among existing customers. Deposits. At June 30, 1996, total deposits were $6.63 billion, an increase of $601 million or 10 percent over June 30, 1995. Compared to the December 31, 1995 balance of $6.39 billion, total deposits have increased $244.2 million. Acquisitions during 1996 have generated $209 million in deposit liabilities. The remaining increase in deposits since December 31, 1995 has resulted from growth generated within the existing branch network. Average interest-bearing deposits were $5.71 billion during the second quarter of 1996 compared to $5 billion during the second quarter of 1995, an increase of 14.2 percent. Much of the increase is attributed to average time deposits, which increased $496.1 million from the second quarter of 1995 to the second quarter of 1996. Average money market accounts increased $97.3 million from the second quarter of 1995 to the second quarter of 1996, while average Checking With Interest accounts increased $74.9 million between the two periods. Time deposits of $100,000 or more averaged 9.23 percent of total average deposits during the second quarter of 1996, compared to 8.04 percent during the same period of 1995. Although this represents a greater reliance of funds typically viewed as volatile, management does not consider the current level as excessive. Borrowed Funds. At June 30, 1996, short-term borrowings totaled $338.5 million compared to $376.5 million at December 31, 1995 and $311.2 million at June 30, 1995. For the quarters ended June 30, 1996 and 1995, short-term borrowings averaged $320.6 million and $273.8 million, respectively. The increase is largely due to a $64.9 million increase in average Master Note borrowings, partially offset by lower levels of overnight fed funds borrowings. Long-term obligations averaged $12.9 million during the second quarter of 1996, compared to $26.2 million during the second quarter of 1995. The 50.8 percent reduction results from the Bank's reclassification of borrowings with scheduled maturities within the next twelve months to short-term borrowings. Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $61.5 million during the second quarter of 1996, a $5.9 million or 10.7 percent increase from the second quarter of 1995. The higher interest expense was the result of the $743.5 million increase in average interest-bearing liabilities and an 11 basis point reduction in the aggregate rate on interest bearing liabilities. The rate on these liabilities was 4.09 percent during the second quarter of 1996, compared to 4.2 percent during the second quarter of 1995.

NET INTEREST INCOME
Taxable equivalent net interest income totaled $71.8 million during the second quarter of 1996, an increase of 17.1 percent from the second quarter of 1995. The average net yield on interest-earning assets was 4.14 percent for the second quarter of 1996, 8 basis points above the net yield recorded during the second quarter of 1995. The taxable equivalent interest rate spread for the second quarter of 1996 was 3.53 compared to 3.51 percent for the same period of 1995. The higher net yield and interest rate spreads reflect the positive rate and volume variances recorded during the second quarter of 1996 over the second quarter of 1995. A principal objective of BancShares' asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.

ASSET QUALITY
Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current and projected economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating possible credit losses. At June 30, 1996, the reserve for loan losses amounted to $81 million or 1.65 percent of loans outstanding. This compares to $78.5 million or 1.71 percent at December 31, 1995, and $76.9 million or 1.72 percent at June 30, 1995. Management considers the established reserve adequate to absorb losses that relate to loans outstanding at June 30, 1996. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of additions to the reserve based on their judgments of information available to them at the time of their examination. The provision for loan losses charged to operations during the second quarter of 1996 was $2.3 million, compared to $1.5 million during the second quarter of 1995. Net charge-offs for the six months ended June 30, 1996 totaled $2.7 million, compared to net charge-offs of $382,000 during the same period of 1995. During both six-month periods, BancShares has recorded a net recovery among commercial purpose loans. The higher level of charge-offs during 1996 have resulted from retail loans. While net charge-offs have increased from 1995 to 1996, the annualized net charge-offs represent only 0.11 percent of loans outstanding for the six months ending June 30, 1996. Management remains committed to maintaining high levels of credit quality. Table 7 provides details concerning the reserve and provision for loan losses over the past five quarters. Nonperforming assets. At June 30, 1996, BancShares' nonperforming assets amounted to $16.1 million or 0.33 percent of gross loans plus foreclosed properties, compared to $15.4 million at December 31, 1995, and $20 million at June 30, 1995. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

NONINTEREST INCOME
During the first six months of 1996, noninterest income was $49.1 million, compared to $44.7 million during the same period of 1995. The 9.9 percent increase was due to growth in the credit card operation and First Citizens Investor Services, and higher fee income from affiliate banks for processing services. As a result of continued growth in merchant income and a surge in the number of cardholders, credit card fee income increased 17.8 percent from the first six months of 1995 to the same period of 1996. Enhancements to the credit card product and a successful marketing campaign have resulted in a 17.2 percent increase in the number of active credit card accounts from the end of 1995 to June 30, 1996. Fees earned by First Citizens Investor Services during the first six months of 1996 were $2.1 million compared to $1.4 million during the same period of 1995. The 53.6 percent increase in fees resulted from growth in the subsidiary's sales volume. Fee income also benefitted from a 8.6 percent increase in income generated from processing services provided to affiliate banks. These fees contributed $4.73 million during the first six months of 1996.

NONINTEREST EXPENSE
Noninterest expense was $131.5 million for the first six months of 1996, a 5 percent increase over the $125.2 million recorded during the same period of 1995. Much of the $6.3 million increase resulted from higher personnel related expenses. Salaries and wages were $57 million during the first six months of 1996, an increase of 7.7 percent over the same period of 1995. This increase is due to merit increases, incentives paid to sales associates and the centralization of several loan-related functions. Employee benefits expense increased 9.5 percent from 1995 to 1996, the result of growth in health insurance expense. Occupancy expense increased 8 percent during the first six months of 1996, compared to the corresponding period of 1995 due to increased depreciation expense resulting from new and renovated branch facilities. Other expenses were essentially unchanged, the net result of a reduction in deposit insurance and increases in intangible amortization expense, the resu he Allied acquisition, and costs associated with sales efforts.

INCOME TAXES
Income tax expense amounted to $18.9 million during the first six months of 1996, compared to $13.3 million during the same period of 1995, a 42 percent increase primarily due to higher pre-tax income. The effective tax rates for these periods were 36.3 percent and 35 percent, respectively. The increase in the effective tax rate from 1995 to 1996 results from an increase in nondeductible goodwill amortization and higher North Carolina state income tax expense.

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

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At June 30, 1996, and 1995, the leverage capital ratio of BancShares was 6.4 percent and 6.1 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' core capital ratio was 9.8 percent at June 30, 1996, and 9.3 percent as of June 30, 1995. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 11 percent at June 30, 1996 and 10.6 percent as of June 30, 1995. The minimum total capital ratio is 8 percent.

CURRENT ACCOUNTING AND REGULATORY ISSUES
The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets to be Disposed Of ("Statement 121"), which BancShares was required to adopt on January 1, 1996. Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for those to be disposed of. Adoption of Statement 121 should not have a material effect on BancShares' consolidated financial statements currently, although events or changes in circumstances in future periods could require a review by management for impairment. Such a review could result in an adjustment to recorded asset values. SFAS No. 122, Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65 ("Statement 122"), became effective for BancShares during 1996. Statement 122 requires an entity engaging in mortgage banking activities to record assets to reflect the value of rights to service mortgage loans for others. Statement 122 also requires the periodic assessment of capitalized mortgage servicing rights for impairment based on the fair values of those rights. The adoption of Statement 122 did not have a material effect on BancShares' consolidated financial statements currently, although changes in market conditions could result in an increase in mortgage banking activities or the recognition of impaired asset values. SFAS No. 123, Accounting for Stock-Based Compensation ("Statement 123") became effective during 1996. Statement 123 provides an alternative treatment for the previously-recognized treatment for stock compensation set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The adoption of Statement 123 will not effect BancShares' consolidated financial statements currently, as no stock-based compensation plans are envisioned during 1996. Should any such plans be adopted in the future, BancShares has elected to continue to measure compensation cost using APB 25. Therefore, as required by Statement 123, BancShares would make supplemental disclosures showing the financial impact that would result if the accounting treatment outlined in Statement 123 had been applied. SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement 125") was issued in June 1996. Statement 125 provides accounting and reporting guidance for these activities based on the consistent application of a financial-components approach that focuses on control. Statement 125 is effective for those activities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive adoption of Statement 125 is not permitted. BancShares has not determined what effect, if any, this statement will have on its consolidated financial statements. Various proposals have been considered by the United States Congress concerning a possible merger of the FDIC's Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF"). Central to that discussion is the recapitalization of the SAIF prior to such a merger, and most of the proposals that have been offered contemplate a special one-time assessment of SAIF-insured deposits. At this time, it is unclear if there will be a special assessment, at what rate an assessment will be made, and upon what date the assessment will be effective. However, the earlier proposals suggested an assessment rate of 85 basis points be applied to total SAIF-insured deposits. Other than the SAIF assessment under consideration, management is not aware of any current recommendations by the regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.