Form 10-Q
period 1996-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 1996-11-14
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  September 30, 1996

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

                          Yes    X           No  _____


Class A Common Stock--$1 Par Value-- 9,651,900 shares
Class B Common Stock--$1 Par Value-- 1,759,329 shares
(Number of shares outstanding, by class, as of November 13, 1996)

                               INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets at
          September 30, 1996,  December 31, 1995, and September 30, 1995


          Consolidated Statements of Income for the nine-month periods ended September 30, 1996, and September 30, 1995,



          Consolidated Statements of Changes in Shareholders' Equity for the nine-month periods ended September 30, 1996, and September 30, 1995



          Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1996, and September 30, 1995


          Note to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b)  Reports on Form 8-K.  During the quarter ended
               September 30, 1996, Registrant filed no Current Reports on Form 8-K.

                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  November 13, 1996                     By:
                                              Kenneth A. Black
                                              Vice President, Treasurer,
                                              and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Third Quarter 1996

Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries


                                                   September 30   December 31  September 30
(thousands,except share data)                              1996          1995          1995
                                                     (unaudited)                 (unaudited)
Assets
Cash and due from banks                                $422,343      $448,630      $483,627
Investment securities                                 1,912,448     1,983,148     1,744,233
Federal funds sold                                      203,600        40,445        77,740
Loans                                                 4,914,748     4,580,719     4,540,056
Less reserve for loan losses                             81,192        78,495        77,986

     Net loans                                        4,833,556     4,502,224     4,462,070

Premises and equipment                                  222,118       208,240       206,349
Income earned not collected                              56,942        58,237        54,188
Other assets                                            175,111       143,026       140,565

     Total assets                                    $7,826,118    $7,383,950    $7,168,772

Liabilities
Deposits:
  Noninterest-bearing                                $1,084,166      $943,445      $945,885
  Interest-bearing                                    5,724,199     5,444,637     5,282,079

     Total deposits                                   6,808,365     6,388,082     6,227,964
Short-term borrowings                                   332,448       376,531       343,101
Long-term obligations                                     6,715        22,957        23,593
Other liabilities                                        85,626        75,543        68,240

     Total liabilities                                7,233,154     6,863,113     6,662,898

Shareholders' Equity
Common stock:
   Class A - $1 par value (9,668,576; 8,949,703;
    and 8,923,855 shares issued, respectively)            9,669         8,950         8,924
   Class B - $1 par value (1,759,404; 1,766,464;
    and 1,766,464 shares issued, respectively)            1,759         1,766         1,767
Surplus                                                 143,753       106,954       105,797
Retained earnings                                       437,783       403,167       389,386

     Total shareholders'equity                          592,964       520,837       505,874

     Total liabilities and shareholders' equity      $7,826,118    $7,383,950    $7,168,772

See accompanying Note to Consolidated Financial Statements.



First Citizens BancShares, Inc and Subsidiaries
Third Quarter 1996

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries

                                                         Three Months Ended            Nine Months Ended
                                                            September 30                  September 30

(thousands, except per share data, unaudited)            1996           1995           1996           1995
Interest income
Loans                                                $104,013        $97,380       $306,779       $282,688
Investment securities:
  U. S. Government                                     27,902         22,052         84,184         55,567
  State, county and municipal                              78            108            252            302
  Other                                                    43             48            131            141

  Total investment securities income                   28,023         22,208         84,567         56,010
Federal funds sold                                      2,234          2,646          5,194          6,039

  Total interest income                               134,270        122,234        396,540        344,737
Interest expense
Deposits                                               57,090         55,155        172,712        149,463
Short-term borrowings                                   4,130          4,287         11,761         10,956
Long-term obligations                                     158            416            813          1,277

  Total interest expense                               61,378         59,858        185,286        161,696

  Net interest income                                  72,892         62,376        211,254        183,041
Provision for loan losses                               1,787          1,716          5,586          3,710

  Net interest income after provision for loan         71,105         60,660        205,668        179,331
Noninterest income
Trust income                                            2,269          2,178          6,792          6,656
Service charges on deposit accounts                    10,072         10,249         30,497         29,648
Credit card income                                      4,505          3,773         11,652          9,840
Other service charges and fees                          6,120          5,328         17,728         15,518
Other                                                   3,111          2,032          8,553          6,610

  Total other income                                   26,077         23,560         75,222         68,272

                                                       97,182         84,220        280,890        247,603
Noninterest expense
Salaries and wages                                     29,203         26,578         86,186         79,491
Pension and other employee benefits                     5,239          4,040         15,181         13,124
Occupancy expense                                       5,600          5,224         16,411         15,235
Equipment expense                                       6,881          6,286         19,699         18,576
Other                                                  31,174         17,588         72,168         58,529

  Total other expense                                  78,097         59,716        209,645        184,955

Income before income taxes                             19,085         24,504         71,245         62,648
Income taxes                                            6,647          8,686         25,596         22,028

  Net income                                          $12,438        $15,818        $45,649        $40,620

Per Share
Net income                                              $1.08          $1.49          $4.03          $3.85
Cash dividends                                          0.225           0.20          0.675           0.60

See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1996

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries


                                         Class A     Class B
                                          Common      Common                Retained       Total
(thousands,except share data, unaudited    Stock       Stock     Surplus    Earnings      Equity
Balance at December 31, 1994              $8,419      $1,770     $82,631    $356,591    $449,411

Issuance of 39,412 shares of Class A
  common stock pursuant to the Employee
  Stock Purchase Plan                         39                   1,508                   1,547
Issuance of 6,839 shares of Class A
  common stock pursuant to the
  Dividend Reinvestment Plan                   7                     298                     305
Issuance of 484,821 shares of Class A
  common stock in connection with various
  acquisitions                               485                  21,360                  21,845
Redemption of 26,606 shares of Class A
  common stock and 2,987 shares of
  Class B common stock                       (26)         (3)                 (1,421)     (1,450)
Net income                                                                    40,620      40,620
Cash dividends                                                                (6,404)     (6,404)

Balance at September 30, 1995             $8,924      $1,767    $105,797    $389,386    $505,874

Balance at December 31, 1995              $8,950      $1,766    $106,954    $403,167    $520,837

Issuance of 87,992 shares of Class A
  common stock pursuant to the Employee
  Stock Purchase Plan                         87                   3,951                   4,038
Issuance of 8,746 shares of Class A
  common stock pursuant to the
  Dividend Reinvestment Plan                   9                     114                     123
Issuance of 668,654 shares of Class A
  common stock in connection with various
  acquisitions                               669                  32,734                  33,403
Redemption of 46,520 shares of Class A
  common stock and 7,060 shares of
  Class B common stock                       (46)         (7)                 (3,321)     (3,374)
Net income                                                                    45,649      45,649
Cash dividends                                                                (7,712)     (7,712)

Balance at September 30, 1996             $9,669      $1,759    $143,753    $437,783    $592,964

See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1996

 Consolidated Statements of Cash Flows
 First Citizens BancShares, Inc. and Subsidiaries




                                                           Nine Months Ended September 30
(thousands, unaudited)                                                  1996         1995
  Operating Activities
  Net income                                                         $45,649      $40,620
  Adjustments:
    Amortization of intangibles                                        6,032        4,235
    Provision for loan losses                                          5,586        3,710
    Deferred tax (benefit) expense                                    (1,966)         (21)
    Change in current taxes payable                                      874        4,298
    Depreciation                                                      12,700       12,619
    Change in accrued interest payable                                (3,815)      18,843
    Change in income earned not collected                              2,371       (7,697)
    Origination of loans held for sale                              (124,649)     (28,771)
    Proceeds from sale of loans                                       77,465       24,095
    Loss (gain) on sale of mortgage loans                                 69         (431)
    Net amortization of premiums and discounts                         9,705       14,873
    Net change in other assets                                        (3,442)     (11,536)
    Net change in other liabilities                                    6,556        3,271
  Net cash provided by operating activities                           33,135       78,108

  Investing Activities
    Net increase in loans outstanding                                (86,055)    (217,425)
    Purchases of investment securities                              (624,374)    (883,303)
    Proceeds from maturities of investment securities                703,613      624,929
    Net change in federal funds sold                                (163,155)     (62,318)
    Dispositions of premises and equipment                             4,263        2,940
    Additions to premises and equipment                              (28,854)     (24,488)
    Purchase of institutions, net of cash acquired                     7,584      106,092
  Net cash used by investing activities                             (186,978)    (453,573)

  Financing Activities
    Net change in time deposits                                       44,550      461,154
    Net change in demand and other interest-bearing deposits         167,339      (88,832)
    Net change in short-term borrowings                              (77,408)      37,198
    Repurchases of common stock                                       (3,374)      (1,450)
    Proceeds from issuance of stock                                    4,161        1,716
    Cash dividends paid                                               (7,712)      (6,404)
  Net cash provided by financing activities                          127,556      403,382

  Change in cash and due from banks                                  (26,287)      27,917
  Cash and due from banks at beginning of period                     448,630      455,710
  Cash and due from banks at end of period                          $422,343     $483,627
  Cash payments for:
    Interest                                                        $189,101     $142,853
    Income taxes                                                      27,569       20,115
  Supplemental disclosure of noncash investing and financing activities:
     Common stock issued for acquisitions                            $33,403      $21,981
     Long-term obligations issued for acquisitions                     1,468        2,494

See accompanying Note to Consolidated Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1996

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

Financial Summary


                                                                                                                          Table 1
                                                                      1996                       1995
                                                                                                                Nine Months Ended
                                                          Third     Second      First     Fourth      Third        September 30
(thousands, except per share data and ratios)           Quarter    Quarter    Quarter    Quarter    Quarter       1996       1995
Summary of Operations
Interest Income                                        $134,270   $132,702   $129,568   $123,372   $122,234   $396,540   $344,737

Interest income - taxable equivalent                    134,837    133,283    130,159    126,950    122,801    398,279    346,420
Interest expense                                         61,378     61,484     62,424     62,968     59,858    185,286    161,696

Net interest income-taxable equivalent                   73,459     71,799     67,735     63,982     62,943    212,993    184,724
Taxable equivalent adjustment                               567        581        591        578        567      1,739      1,683

Net interest income                                      72,892     71,218     67,144     63,404     62,376    211,254    183,041
Provision for loan losses                                 1,787      2,255      1,544      1,654      1,716      5,586      3,710

Net interest income after provision for loan losses      71,105     68,963     65,600     61,750     60,660    205,668    179,331
Other income                                             26,077     25,260     23,885     23,856     23,560     75,222     68,272
Other expense                                            78,097     68,263     63,285     60,925     59,716    209,645    184,955

Income before income taxes                               19,085     25,960     26,200     24,681     24,504     71,245     62,648
Income taxes                                              6,647      9,575      9,374      8,395      8,686     25,596     22,028

Net income                                              $12,438    $16,385    $16,826    $16,286    $15,818    $45,649    $40,620

Selected Average Balances
Total assets                                         $7,670,538 $7,658,682 $7,462,756 $7,280,893 $7,053,579 $7,595,760 $6,700,778
Investment securities                                 1,919,935  1,990,346  1,984,027  1,871,272  1,694,776  1,964,606  1,524,023
Loans                                                 4,907,435  4,884,818  4,679,692  4,552,018  4,500,192  4,824,286  4,393,583
Interest-earning assets                               6,989,109  6,975,341  6,779,461  6,599,377  6,376,273  6,913,094  6,053,942
Deposits                                              6,641,427  6,660,204  6,477,795  6,282,111  6,124,360  6,593,327  5,840,928
Interest-bearing liabilities                          6,017,476  6,043,119  5,934,180  5,753,538  5,569,496  5,997,428  5,294,890
Long-term obligations                                     7,762     15,676     23,763     23,365     24,595     15,705     27,298
Shareholders' equity                                   $589,618   $576,742   $546,603   $512,768   $498,108   $569,400   $479,744
Shares outstanding                                   11,441,007 11,432,661 11,072,395 10,700,435 10,688,019 11,315,813 10,562,232

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets                                               0.65%      0.86%      0.91%      0.89%      0.89%      0.80%      0.81%
Shareholders' equity                                       8.39      11.43      12.38      12.60      12.60      10.71      11.32
Dividend payout ratio                                     19.57      15.73      14.80      14.80      13.42      16.75      15.58

Liquidity and Capital Ratios (averages)
Loans to deposits                                         73.89%     73.34%     72.24%     72.46%     73.48%     73.17%     75.22%
Shareholders' equity to total assets                       7.69       7.53       7.32       7.04       7.06       7.50       7.16
Time certificates of $100,000 or more to total
deposits                                                   8.56       9.23       9.59       9.27       8.61       9.03       8.00

Per Share of Stock
Net income                                                $1.15      $1.43      $1.52      $1.52      $1.49      $4.03      $3.85
Cash dividends                                            0.225      0.225      0.225      0.225       0.20      0.675       0.60
Book Value at period end                                  51.89      51.03      50.19      48.60      47.32      51.89      47.32
Tangible book value at period end                         43.03      42.19      41.13      41.75      40.32      43.03      40.32


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1996

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
               Whiteville, North Carolina


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1996

Outstanding Loans by Type

                                                                                    Table 3

                                                     1996                       1995

                                          Third     Second      First     Fourth      Third
(thousands)                             Quarter    Quarter    Quarter    Quarter    Quarter
Real estate:
  Construction and land development    $107,651   $110,162   $110,520   $104,540   $109,597
  Mortgage:
    1-4 family residential            1,587,352  1,615,712  1,604,954  1,438,655  1,456,076
    Commercial                          850,358    833,733    799,800    770,246    744,811
    Equity Line                         411,893    409,121    401,501    397,225    394,088
    Other                               135,241    137,463    134,128    129,292    130,952
Commercial and industrial               516,857    506,913    483,245    466,462    455,781
Consumer                              1,218,605  1,223,871  1,222,243  1,199,400  1,173,740
Lease financing                          69,984     67,647     63,943     59,899     58,013
Other                                    16,807     17,152     16,739     15,000     16,998

Total loans                           4,914,748  4,921,774  4,837,073  4,580,719  4,540,056
Less reserve for loan losses             81,192     81,026     80,433     78,495     77,986

Net loans                            $4,833,556 $4,840,748 $4,756,640 $4,502,224 $4,462,070


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1996

Investment Securities

                                                                                                                       Table 4

                                          September 30, 1996                                    September 30, 1995

                                                             Average    Taxable                                Average   Taxable
                                       Book         Market   Maturity  Equivalent        Book         Market  Maturity  Equivalent
(thousands)                           Value          Value (Yrs./Mos.)   Yield          Value          Value (Yrs./Mos.)  Yield
U. S. Government:
  Within one year                  $749,731       $750,814    0/6       5.97%        $950,133       $947,448    0/6       4.86%
  One to five years               1,142,458      1,133,318    1/9       5.78          773,616        774,519    1/8       6.01
  Five to ten years                   3,251          2,175   6/10       5.76            2,403          2,330    7/8       5.95
  Over ten years                      7,733          7,752   18/7       7.43            6,736          6,718   19/3       7.24

Total                             1,903,173      1,894,059    1/4       5.85        1,732,888      1,731,015    1/2       5.39

State, county and municipal:
  Within one year                       777            781    0/9       6.32            1,326          1,333    0/6       7.27
  One to five years                   4,067          4,332   2/11       6.95            4,058          4,109    2/7       6.67
  Five to ten years                   1,271          1,293    5/1       6.29            2,776          2,868    5/8       7.35
  Over ten years                        185            185   20/11      9.14              195            195   12/11      9.00

Total                                 6,300          6,591    3/9       6.99            8,355          8,505   3/11       7.05

Other:
  Within one year                     1,553          1,552    0/6       6.48
  One to five years                   1,377          1,631   1/10      11.08            2,935          2,905    2/8       8.63
  Five to ten years                      45             45    5/8       5.43               55             55    6/5       8.00

Total                                 2,975          2,958   11/9       8.62            2,990          2,960    2/2       8.62

Total investment securities      $1,912,448     $1,903,608    1/4       5.97%      $1,744,233     $1,742,480    1/2       5.40%


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1996

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Second Quarter

                                                                                                           Table 5

                                                 1996                                  1995            Increase (decrease) due to:

                                                Interest                          Interest
                                       Average    Income/ Yield/        Average     Income/  Yield/                Yield/     Total
(thousands)                            Balance    Expense  Rate         Balance     Expense   Rate       Volume     Rate     Change
Assets
Loans:
Secured by real estate              $3,089,270    $63,442  8.17%     $2,795,987     $59,992   8.47%    $5,901    ($2,451)    $3,450
Commercial and industrial              513,849     11,616  8.56         462,375      10,821   9.26      1,403       (608)       795
Consumer                             1,218,164     27,734  9.00       1,166,488      25,494   8.73      1,290        950      2,240
Lease financing                         69,089      1,393  8.07          57,906       1,117   7.58        208         68        276
Other                                   17,063        352  8.19          17,436         464   8.46        (54)       (58)      (112)

Total loans                          4,907,435    104,537  8.43       4,500,192      97,888   8.64      8,748     (2,099)     6,649
Investment securities:
U. S. Government                     1,910,705     27,902  5.81       1,683,096      22,052   5.20      3,122      2,728      5,850
State, county and municipal              6,253        121  7.70           8,688         168   7.67        (47)         0        (47)
Mortgage-backed                          2,977         43  5.75           2,992          47   6.23          0         (4)        (4)

Total investment securities          1,919,935     28,066  5.82       1,694,776      22,267   5.21      3,075      2,724      5,799
Federal funds sold                     161,739      2,234  5.49         181,305       2,646   5.79       (280)      (132)      (412)

Total interest-earning assets       $6,989,109   $134,837  7.64%     $6,376,273    $122,801   7.65%   $11,543       $493    $12,036

Liabilities
Deposits:
Checking With Interest                $867,218     $2,549  1.17%       $825,813      $3,324   1.60%      $142      ($917)     ($775)
Savings                                724,255      3,769  2.07         705,058       4,045   2.28        103       (379)      (276)
Money market accounts                  821,078      7,371  3.57         737,178       6,058   3.26        713        600      1,313
Time deposits                        3,246,938     43,401  5.32       2,937,613      41,728   5.64      4,211     (2,538)     1,673

Total interest-bearing deposits      5,659,489     57,090  4.01       5,205,662      55,155   4.20      5,169     (3,234)     1,935
Federal funds purchased                 14,534        273  7.47          65,637         955   5.77       (852)       170       (682)
Repurchase agreements                   20,933        227  4.31          22,021         264   4.76        (13)       (24)       (37)
Master notes                           280,947      3,142  4.45         216,337       2,610   4.79        747       (215)       532
U. S. Treasury tax and loan account     17,117        219  5.09          18,831         262   5.52        (23)         0        (43)
Other short-term borrowings             16,694        269  6.41          16,413         197   4.76          4         68         72
Long-term obligations                    7,762        158  8.10          24,595         415   6.69       (314)        57       (257)

Total interest-bearing liabilities  $6,017,476    $61,378  4.06%     $5,569,496     $59,858   4.26%    $4,718    ($3,198)    $1,520

Interest rate spread                                       3.58%                              3.39%

Net interest income and net yield
on interest-earning assets                        $73,459  4.18%                    $62,943   3.92%    $6,825     $3,691    $10,516



First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1996

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Nine Months

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

                                                Interest                         Interest
                                       Average    Income/ Yield/       Average     Income/  Yield/                 Yield/     Total
(thousands)                            Balance    Expense  Rate        Balance     Expense   Rate      Volume       Rate     Change
Assets
Loans:
  Secured by real estate            $3,032,058   $187,243  8.17%    $2,727,870    $172,573   8.44%    $19,702    ($5,032)   $14,670
  Commercial and industrial            496,365     33,706  8.56        430,158      30,128   9.33       5,341     (1,763)     3,578
  Consumer                           1,213,816     82,514  9.00      1,159,949      77,099   8.87       3,934      1,481      5,415
  Lease financing                       65,337      3,906  8.07         58,424       3,322   7.58         381        203        584
  Other                                 16,710      1,013  8.19         17,182       1,087   8.46         (35)       (39)       (74)

Total loans                          4,824,286    308,382  8.53      4,393,583     284,209   8.62      29,323     (5,150)    24,173
Investment securities:
  U. S. Government                   1,954,881     84,184  5.75      1,513,309      55,567   4.91      17,666     10,951     28,617
  State, county and municipal            6,748        388  7.68          7,951         465   7.82         (70)        (7)       (77)
  Mortgage-backed                        2,977        131  5.88          2,763         140   6.77          10        (19)        (9)

Total investment securities          1,964,606     84,703  5.76      1,524,023      56,172   4.93      17,606     10,925     28,531
Federal funds sold                     124,202      5,194  5.59        136,336       6,039   5.92        (523)      (322)      (845)

Total interest-earning assets       $6,913,094   $398,279  7.69%    $6,053,942    $346,420   7.63%    $46,406     $5,453    $51,859

Liabilities
Deposits:
  Checking With Interest              $865,771     $8,207  1.27%      $804,391     $10,213   1.70%       $682    ($2,688)   ($2,006)
  Savings                              719,184     11,309  2.10        690,376      11,698   2.27         490       (879)      (389)
  Money market accounts                814,794     21,524  3.53        734,353      18,081   3.29       2,052      1,391      3,443
  Time deposits                      3,247,178    131,672  5.42      2,752,719     109,471   5.32      19,917      2,284     22,201

Total interest-bearing deposits      5,646,927    172,712  4.09      4,981,839     149,463   4.01      23,141        108     23,249
Federal funds purchased                 28,015      1,357  6.47         39,369       1,721   5.84        (523)       159       (364)
Repurchase agreements                   21,424        697  4.35         22,928         846   4.93         (52)       (97)      (149)
Master notes                           257,752      8,547  4.43        191,723       7,134   4.97       2,322       (909)     1,413
U. S. Treasury tax and loan account     14,814        574  5.18         17,468         752   5.76        (108)       (70)      (178)
Other short-term borrowings             12,791        586  6.12         14,265         504   4.72         (60)       142         82
Long-term obligations                   15,705        813  6.91         27,298       1,276   6.25        (570)       107       (463)

Total interest-bearing liabilities  $5,997,428   $185,286  4.13%    $5,294,890    $161,696   4.08%    $24,150      ($560)   $23,590

Interest rate spread                                       3.56%                             3.55%

Net interest income and net yield
on interest-earning assets                       $212,993  4.12%                  $184,724   4.08%    $22,256     $6,013    $28,269




First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1996

Summary of Loan Loss Experience and Risk Elements

                                                                                                      Table 7

                                                                   1996                        1995               Nine Months Ended
                                                      Third      Second       First      Fourth       Third           September 30
                                                    Quarter     Quarter     Quarter     Quarter     Quarter        1996        1995
(thousands, except ratios)
Reserve balance at beginning of period              $81,026     $80,433     $78,495     $77,965     $76,887     $78,495     $72,017
Reserve of acquired institution                        -           -          1,387        -             (6)      1,387       3,252
Provision for loan losses                             1,787       2,255       1,544       1,654       1,716       5,586       3,710
Net charge-offs:
Charge-offs                                          (2,697)     (2,663)     (2,433)     (2,575)     (1,783)     (7,793)     (4,687)
Recoveries                                            1,076       1,001       1,440       1,451       1,172       3,517       3,694

Net (charge-offs) recoveries                         (1,621)     (1,662)       (993)     (1,124)       (611)     (4,276)       (993)

Reserve balance at end of period                    $81,192     $81,026     $80,433     $78,495     $77,986     $81,192     $77,986

Historical Statistics

Balances
Average total loans                              $4,907,435  $4,884,818  $4,679,692  $4,433,517  $4,500,192  $4,824,286  $4,393,583
Total loans at period-end                         4,914,748   4,921,774   4,837,073   4,580,719   4,540,056   4,914,748   4,540,056

Risk Elements
Nonaccrual loans                                    $14,213     $14,695     $13,489     $13,208     $14,296     $14,213     $14,296
Other real estate acquired through foreclosure        1,634       1,436       2,555       2,154       2,739       1,634       2,739

Total nonperforming assets                          $15,847     $16,131     $16,044     $15,362     $17,035     $15,847     $17,035

Accruing loans 90 days or more past due              $5,601      $4,928      $5,300      $4,230      $4,874      $5,601      $4,874

Ratios
Net charge-offs (annualized) to average total loans    0.13%       0.14%       0.09%       0.10%       0.05%       0.12%       0.03%
Reserve for loan losses to total loans at period-end   1.65        1.65        1.66        1.71        1.72        1.65        1.72
Nonperforming assets to total loans plus foreclosed
   real estate at period-end                           0.32        0.33        0.33        0.34        0.37        0.32        0.37


First Citizens BancShares, Inc. ans Subsidiaries
Third Quarter 1996


INTRODUCTION
     Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). It should be read in conjunction with the unaudited Consolidated Financial Statements and related note presented within this report. The focus of this discussion concerns BancShares' three banking subsidiaries, because BancShares itself made an insignificant contribution to the consolidated totals. First-Citizens Bank & Trust Company ("FCB") operates branches in North Carolina and Virginia, while Bank of Marlinton ("Marlinton") and Bank of White Sulphur Springs ("WSS") operate in West Virginia.
     Certain changes discussed herein result from various acquisitions. During the first quarter of 1996, BancShares acquired Allied Bank Capital, Inc. ("Allied") and its two banking subsidiaries, Summit Savings Bank of Sanford, North Carolina and Peoples Savings Bank of Wilmington, North Carolina. Allied had total assets of $249 million and total deposits of $208.4 million. The acquisition was accounted for as a purchase, with BancShares acquiring all of Allied's outstanding capital stock in exchange for a combination of its Class A common stock, cash and debentures.
     During the first nine months of 1995, BancShares completed four acquisitions. Pace American Bank, subsequently merged into FCB, was a $59 million state-chartered bank located in Lawrenceville, Virginia. BancShares later acquired Fayetteville, North Carolina-based State Bank, a $50 million bank, and Whiteville, North Carolina-based First Investors Savings Bank, which had $44 million in assets at the time of its acquisition. Both of these institutions were immediately merged with and into FCB. BancShares also acquired WSS, which had assets of $64.6 million and deposits of $59.2 million at the time of its acquisition.
     All of these acquisitions were recorded using the purchase method of accounting. Accordingly, results of operations from these merged entities have only been included after the date of purchase.
SUMMARY
     BancShares realized a decrease in earnings of 21.4 percent during the third quarter of 1996 compared to the third quarter of 1995. Consolidated net income during the third quarter of 1996 was $12.4 million, compared to $15.8 million earned during the corresponding period of 1995. The lower earnings were due to a one-time deposit insurance assessment. Net income per share during the third quarter of 1996 totaled $1.08, compared to $1.49 during the third quarter of 1995. Return on average assets was 0.65 percent for the third quarter of 1996 compared to 0.89 percent during the same period of 1995.
     For the first nine months of 1996, BancShares recorded net income of $44.5 million , compared to $40.6 million earned during the first nine months of 1995. The 12.4 percent increase was the net result of beneficial increases in net interest income and noninterest income that more than offset the impact of the special assessment. Net income per share for the first nine months of 1996 was $4.03, compared to $3.85 during the same period of 1995. BancShares returned
0.80 percent on average assets during the first nine months of 1996 compared to
0.81 percent during the corresponding period of 1995.
     Other profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 5 for the third quarter and Table 6 for the first nine months of 1996 and 1995.

INTEREST-EARNING ASSETS
     Average interest-earning assets for the third quarter of 1996 totaled $6.99 billion, an increase of $612.8 million or 9.6 percent from the third quarter of 1995. For the first nine months of 1996, earning assets have averaged $6.91 billion, an increase of $859.2 million over the same period of 1995. These increases result from growth in the investment and loan portfolios, growth resulting in part from the various acquisitions.
     Loans. At September 30, 1996 and 1995, gross loans totaled $4.91 billion and $4.54 billion, respectively. As of December 31, 1995, gross loans were $4.58 billion. The $334 million increase from December 31, 1995 to September 30, 1996, is partially due to $205.1 million in acquired loans. The $374.7 million growth in loans from September 30, 1995 to September 30, 1996 results from acquisitions and growth within BancShares' commercial loan products during late 1995. Table 3 details outstanding loans by type for the past five quarters.
     During the third quarter of 1996, average loans totaled $4.91 billion, an increase of $407.2 million or 9 percent from the comparable period of 1995. Consumer loans averaged $1.22 billion during the third quarter of 1996, compared to $1.17 billion during the same period of 1995, an increase of $51.7 million or
4.4 percent. Average loans secured by real estate increased $293.3 million between the two periods, a 10.5 percent increase. This growth has resulted from both acquisitions and continuing loan demand within the existing branch network.
     As of September 30, 1996, $62.5 million in fixed-rate residential mortgage loans are held for sale. All loans held for sale are carried at the lower of cost or market.
     Management's loan growth projections for 1996 remain dependent on interest rates, as any upward pressure on interest rates will likely deter retail borrowers and may also impair commercial loan growth. Stability of market rates should allow continued modest expansion within the loan portfolio.
     Investment securities. At September 30, 1996, and 1995, the investment portfolio totaled $1.91 billion and $1.74 billion, respectively. At December 31, 1995, the investment portfolio was $1.98 billion. The 9.6 percent increase in the investment portfolio since September 30, 1995 resulted from the liquidity generated by FCB's continued emphasis on retail relationship banking. This focus generated deposit growth that has in turn resulted in excess liquidity being invested in the investment securities portfolio. All securities are classified as held-to-maturity, as BancShares has the ability and the positive intent to hold its investment portfolio until maturity. Table 4 presents detailed information relating to the investment portfolio.
     Income on Interest-Earning Assets. Taxable equivalent interest income amounted to $134.8 million during the third quarter of 1996, a 9.8 percent increase over the third quarter of 1995. Balance sheet growth contributed to higher taxable-equivalent interest income in the third quarter of 1996 when compared to the same period of 1995.
     The average yield on total interest-earning assets for the third quarter of 1996 was 7.64 percent, compared to 7.65 percent for the corresponding period of 1995. Taxable equivalent loan interest income for the third quarter of 1996 was $104.5 million, an increase of $6.6 million or 6.8 percent from the third quarter of 1995, due to growth in the loan portfolio. The taxable equivalent yield on the loan portfolio was 8.43 percent during the third quarter of 1996, compared to 8.64 percent during the same period of 1995. Lower market rates during 1996 have resulted in lower loan yields.
     Taxable equivalent income earned on the investment securities portfolio amounted to $28.1 million during the third quarter of 1996 and $22.3 million during the same period of 1995, an increase of $5.8 million or 26 percent. This increase is the combined result of a $225.2 million increase in the average securities portfolio and a 61 basis point increase in the taxable equivalent yield. The securities portfolio taxable-equivalent yield increased from 5.21 percent for the quarter ended September 30, 1995, to 5.82 percent for the quarter ended September 30, 1996.

INTEREST-BEARING LIABILITIES
     At September 30, 1996 and 1995, interest-bearing liabilities totaled $6.06 billion and $5.65 billion, respectively, compared to $5.84 billion as of December 31, 1995. During the third quarter of 1996, interest-bearing liabilities averaged $6.02 billion, an increase of 8 percent from the third quarter of 1995. Interest-bearing deposits account for much of the growth, with balances increasing from acquisitions as well as new deposits from existing customers.
      Deposits. At September 30, 1996, total deposits were $6.81 billion, an increase of $580.4 million or 9.3 percent over September 30, 1995. Compared to the December 31, 1995 balance of $6.39 billion, total deposits have increased $420.3 million. Acquisitions during 1996 have generated $208.4 million in deposit liabilities. The remaining increase in deposits since December 31, 1995 has resulted from growth generated within the existing branch network.
      Average interest-bearing deposits were $5.66 billion during the third quarter of 1996 compared to $5.2 billion during the third quarter of 1995, an increase of 8.7 percent. Much of the increase is attributed to average time deposits, which increased $309.3 million from the third quarter of 1995 to the third quarter of 1996. Average money market accounts increased $83.9 million from the third quarter of 1995 to the third quarter of 1996, while average Checking With Interest accounts increased $41.4 million between the two periods. Time deposits of $100,000 or more averaged 8.56 percent of total average deposits during the third quarter of 1996, compared to 8.61 percent during the same period of 1995. Management does not consider the current level of high dollar deposits to be excessive.
      Borrowed Funds. At September 30, 1996, short-term borrowings totaled $332.4 million compared to $376.5 million at December 31, 1995 and $343.1 million at September 30, 1995. For the quarters ended September 30, 1996 and 1995, short-term borrowings averaged $350.2 million and $339.2 million, respectively. Long-term obligations averaged $7.8 million during the third quarter of 1996, compared to $24.6 million during the third quarter of 1995. The 68.4 percent reduction results from the Bank's reclassification of borrowings with scheduled maturities within the next twelve months to short-term borrowings.
      Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $61.4 million during the third quarter of 1996, a $1.5 million or
 2.5 percent increase from the third quarter of 1995. The higher interest expense was the net result of the $448 million increase in average interest-bearing liabilities and a 20 basis point reduction in the aggregate rate on interest bearing liabilities. The rate on these liabilities was 4.06 percent during the third quarter ebb of 1996, compared to 4.26 percent during the third quarter of 1995.

NET INTEREST INCOME
     Taxable equivalent net interest income totaled $73.5 million during the third quarter of 1996, an increase of 16.7 percent from the third quarter of 1995. The average net yield on interest-earning assets was 4.18 percent for the third quarter of 1996, 26 basis points above the net yield recorded during the third quarter of 1995. The taxable equivalent interest rate spread for the third quarter of 1996 was 3.58 percent compared to 3.39 percent for the same period of 1995. The higher net yield and interest rate spreads reflect the positive rate and volume variances recorded during the third quarter of 1996 over the third quarter of 1995.
     A principal objective of BancShares' asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.

ASSET QUALITY
     Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current and projected economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating possible credit losses. At September 30, 1996, the reserve for loan losses amounted to $81.2 million or 1.65 percent of loans outstanding. This compares to $78.5 million or 1.71 percent at December 31, 1995, and $78 million or 1.72 percent at September 30, 1995.
     Management considers the established reserve adequate to absorb losses that relate to loans outstanding at September 30, 1996. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of additions to the reserve based on their judgments of information available to them at the time of their examination.
     The provision for loan losses charged to operations during the third quarter of 1996 was $1.8 million, compared to $1.7 million during the third quarter of 1995. Net charge-offs for the nine months ended September 30, 1996 totaled $4.3 million, compared to net charge-offs of $993,000 during the same period of 1995. The higher level of net charge-offs during 1996 have resulted from retail loans charge-offs, a trend that management attributes to the rapid growth in the installment portfolio during 1994 and 1995. However, while net charge-offs have increased from 1995 to 1996, the annualized net charge-offs represent only 0.12 percent of loans outstanding for the nine months ending September 30, 1996. Management remains committed to maintaining high levels of credit quality. Table 7 provides details concerning the reserve and provision for loan losses over the past five quarters.
     Nonperforming assets. At September 30, 1996, BancShares' nonperforming assets amounted to $15.8 million or 0.32 percent of gross loans plus foreclosed properties, compared to $15.4 million at December 31, 1995, and $17 million at September 30, 1995. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

NONINTEREST INCOME
     During the first nine months of 1996, noninterest income was $75.2 million, compared to $68.3 million during the same period of 1995. The 10.2 percent increase was due to growth in the credit card operation, higher fee income from First Citizens Investor Services, and higher fee income from affiliate banks for processing services. As a result of continued growth in merchant income and a surge in the number of cardholders, credit card fee income increased 18.4 percent from the first nine months of 1995 to the same period of 1996.
     Fees earned by First Citizens Investor Services during the first nine months of 1996 were $3.2 million compared to $2.1 million during the same period of 1995. The 57.7 percent increase in fees resulted from growth in the subsidiary's sales of mutual fund and annuity products. Fee income also benefitted from a 9.5 percent increase in income generated from processing services provided to affiliate banks. These fees contributed $7.2 million during the first nine months of 1996.

NONINTEREST EXPENSE
     Noninterest expense was $209.6 million for the first nine months of 1996, a
13.3 percent increase over the $185 million recorded during the same period of 1995. The $24.7 million increase includes a $10.3 million assessment that was recorded during the third quarter for the recapitalization of the FDIC's Savings Association Insurance Fund ("SAIF"). All financial institutions with SAIF-insured deposits were subject to the assessment during the third quarter based on the volume of SAIF-insured deposits as of the measurement date. Additional increases in noninterest expense resulted from higher personnel-related expenses. Salaries and wages were $86.2 million during the first nine months of 1996, an increase of 8.4 percent or $6.7 million over the same period of 1995. This increase is due to merit increases, incentives paid to sales associates and the centralization of various loan-related functions. Employee benefits expense increased 15.7 percent from 1995 to 1996, the res growth in health insurance expense. Occupancy expense increased 7.7 percent during the first nine months of 1996, compared to the corresponding period of 1995 due to increased depreciation expense resulting from new and renovated branch facilities. Equipment expense increased 6 percent during the first nine months of 1996, the result of higher equipment rent and maintenance expenses. The $13.6 million increase in other expenses includes the $10.3 million SAIF assessment as well as increases in education and consultant expenses and intangible amortization.

INCOME TAXES
     Income tax expense amounted to $25.6 million during the first nine months of 1996, compared to $22 million during the same period of 1995, a 16.2 percent increase resulted from higher pre-tax income. The effective tax rates for these periods were 35.9 percent and 35.2 percent, respectively. The increase in the effective tax rate from 1995 to 1996 results from an increase in nondeductible goodwill amortization expense.

LIQUIDITY
     Management relies on the investment portfolio as a source of liquidity, with aturities designed to provide needed cash flows. Further, retail eposits generated throughout the branch network has enabled management o fund asset growth and maintain liquidity. These sources have allowed imited dependence on short-term borrowed funds for liquidity or for sset expansion. In the event additional liquidity is needed, ancShares does maintain readily available sources to borrow funds as needed through its correspondent network.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
     BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At September 30, 1996, and 1995, the leverage capital ratio of BancShares was 6.4 percent and 6.1 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' core capital ratio was 9.9 percent at September 30, 1996, and 9.6 percent as of September 30, 1995. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 11.1 percent at September 30, 1996 and 10.9 percent as of September 30, 1995. The minimum total capital ratio is 8 percent.

CURRENT ACCOUNTING AND REGULATORY ISSUES
     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets to be Disposed Of ("Statement 121"), which BancShares was required to adopt on January 1, 1996. Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for those to be disposed of. Adoption of Statement 121 should not have a material effect on BancShares' consolidated financial statements currently, although events or changes in circumstances in future periods could require a review by management for impairment. Such a review could result in an adjustment to recorded asset values.
     SFAS No. 122, Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65 ("Statement 122"), became effective for BancShares during 1996. Statement 122 requires an entity engaging in mortgage banking activities to record assets to reflect the value of rights to service mortgage loans for others. Statement 122 also requires the periodic assessment of capitalized mortgage servicing rights for impairment based on the fair values of those rights. The adoption of Statement 122 did not have a material effect on BancShares' consolidated financial statements currently, although changes in market conditions could result in an increase in mortgage banking activities or the recognition of impaired asset values.
     SFAS No. 123, Accounting for Stock-Based Compensation ("Statement 123") became effective during 1996. Statement 123 provides an alternative treatment for the previously-recognized treatment for stock compensation set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The adoption of Statement 123 will not effect BancShares' consolidated financial statements currently, as no stock-based compensation plans are envisioned during 1996. Should any such plans be adopted in the future, BancShares has elected to continue to measure compensation cost using APB 25. Therefore, as required by Statement 123, BancShares would make supplemental disclosures showing the financial impact that would result if the accounting treatment outlined in Statement 123 had been applied.
     SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement 125") was issued in June 1996. Statement 125 provides accounting and reporting guidance for these activities based on the consistent application of a financial-components approach that focuses on control. Statement 125 is effective for those activities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive adoption of Statement 125 is not permitted. BancShares has not determined what effect, if any, this statement will have on its consolidated financial statements.
     The FASB also issues exposure drafts for proposed statements of financial accounting standards. These exposure drafts are subject to comment from the public, and to revisions and final issuance by the FASB. Management considers the effect of the proposed statements on the consolidated financial statements and monitors the status of changes to issued exposure drafts and to proposed effective dates.
     Management is not aware of any current recommendations by the regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.