Form 10-Q/A
period 1996-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 1997-01-06
CIK 798941

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


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  November 13, 1996                     By:
                                              Kenneth A. Black
                                              Vice President, Treasurer,
                                              and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Third Quarter 1996

These documents are being submitted to include the Financial Data Schedule that was not originally transmitted along with the September 30-, 1996 Form 10-Q.

January 6, 1997