Form 10-K
period 1996-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 1997-03-18
CIK 798941

First Citizens BancShares, Inc. Form 10-K
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K




                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     December 31, 1996                             0-16471

  For the fiscal year ended                  Commission File Number

                        FIRST CITIZENS BANCSHARES, INC.

             (Exact name of Registrant as specified in the charter)

           Delaware                                   56-1528994

  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                Identification Number)

   239 Fayetteville Street Mall
     Raleigh, North Carolina                              27601

(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, including Area Code:     (919) 755-7000


Securities registered pursuant to: Section 12(b) of the Act
             None


                            Section 12(g) of the Act:
                       Class A Common Stock, Par Value $1
                       Class B Common Stock, Par Value $1

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on last reported sales prices on March 12, 1997, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant as of such date was $427,758,000.

On March 12, 1997, there were 9,637,940 outstanding shares of the Registrant's Class A Common Stock and 1,758,370 outstanding shares of the Registrant's Class B Common Stock.

Portions of the Registrant's definitive Proxy Statement dated March 14, 1997 are incorporated in Part III of this report, as is information contained in the 1996 Annual Report.

Part I

Item 1.  Business
First Citizens BancShares, Inc ("BancShares") was incorporated under the laws of Delaware on August 7, 1986, to become the successor to First Citizens Corporation ("FCC"), a North Carolina corporation that was the bank holding company of First-Citizens Bank & Trust Company ("Bank"), its banking subsidiary. On October 21, 1986, FCC was merged into BancShares, and BancShares became the sole shareholder of the Bank. The Bank was chartered on March 4, 1893, as the Bank of Smithfield, Smithfield, North Carolina and, through a series of mergers and name changes, it later became First-Citizens Bank & Trust Company.

The Bank is the fifth largest commercial bank in North Carolina based upon total deposits. Its growth has been generated principally by acquisitions and de novo branching that have occurred under the leadership of the R.P. Holding family. As of December 31, 1996, the Bank operated 308 offices in North Carolina and Virginia.

On September 1, 1994, BancShares acquired Bank of Marlinton, a West Virginia-chartered bank with headquarters in Marlinton, West Virginia. Bank of Marlinton operated two offices and had $60 million in assets as of December 31, 1996. On June 1, 1995, BancShares acquired Bank of White Sulphur Springs ("WSS"), a West Virginia-chartered bank with headquarters in White Sulphur Springs, West Virginia. WSS operated two offices and had $68.6 million in assets as of December 31, 1996.

BancShares' executive offices are located at 239 Fayetteville Street, Raleigh, North Carolina, 27601, and its telephone number is (919) 716-7000. At December 31, 1996, BancShares and its subsidiaries employed a full-time staff of 3,457 and a part-time staff of 825 for a total of 4,282 employees.

BancShares' principal assets are its investment in and receivables from its banking subsidiaries. Its primary sources of income are dividends from the Bank and interest income on funds loaned by BancShares to the Bank. Certain legal restrictions exist regarding the ability of the Bank to transfer funds to BancShares in the form of cash dividends or loans. For information regarding these restrictions, see Note P of BancShares' consolidated financial statements, contained in this report.

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

As of December 31, 1996, BancShares had consolidated assets of $8.1 billion, consolidated deposits of $7 billion and shareholders' equity of $615.5 million. Table 6 includes information such as average assets, deposits, shareholders' equity and interest-earning assets of BancShares for the five years ended December 31, 1996. Rates of return on average assets and average equity and the ratio of shareholders' equity to total assets for the last five years are presented in Table 1 of this report.

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

The banks operate under the jurisdiction of the Federal Deposit Insurance Corporation and the respective state banking authorities and are subject to the laws administered by those authorities and the rules and regulations thereunder. As a registered bank holding company, BancShares is subject to the jurisdiction of the Board of Governors of the Federal Reserve System. BancShares also is registered as a bank holding company with the North Carolina Commissioner of Banks and is subject to the regulations promulgated by the Commissioner. The internal affairs of BancShares, including the rights of its shareholders, are governed by Delaware law and by its Certificate of Incorporation and Bylaws. BancShares files periodic reports under the Securities Exchange Act of 1934 and is subject to the jurisdiction of the Securities and Exchange Commission.

Item 2.  Properties

As of December 31, 1996, the Bank owned land improved by office buildings in which its operates offices at 212 locations. The Bank leases from Neuse 58 locations that have office buildings located thereon in which the Bank maintains offices. In addition, the Bank leases 136 other locations from third parties. Additional information relating to premises, equipment and lease commitments is set forth in Note E of BancShares' consolidated financial statements.





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





Item 4.  Submission of Matters to a Vote of Security Holders
None

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters


BancShares' Class A and Class B common stock is traded in the over-the-counter market, and the Class A common stock is listed on the National Association of Securities Dealers Automated Quotation National Market System under the symbol FCNCA. Stock information for the two-year period ending December 31, 1996, is presented in Table 16.

The per share cash dividends paid by BancShares during each quarterly period during 1996 and 1995 are set forth in Table 16 of this report. A cash dividendof 25 cents per share was declared by the Board of Directors on January 27, 1997,payable April 7, 1997, to holders of record as of March 17, 1997. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. Subject to the foregoing, it is currently management's expectation that comparable cash dividends will continue to be paid in the future.

Additional information is included on page 36 of Registrant's 1996 Annual
Report.

Item 6. Selected Financial Data

Information is included on page 20 of Registrant's 1996 Annual Report in the table 'Financial Summary and Selected Average Balances and Ratios'.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information  is  included  on pages 20 through 37 of  Registrant's  1996  Annual
Report

Item 8. Financial Statements and Supplementary Data

Information is included on the indicated pages of Registrant's 1996 Annual
Report:

        Independent Auditors' Report    38
        Consolidated Balance Sheets at December 31, 1996 and 1995       39
        Consolidated Statements of Income for each of the years
          in the three-year period ended December 31, 1996      40
        Consolidated Statements of Changes in Shareholders' Equity for each of
           the years in the three-year period ended December 31, 1996      41
        Consolidated Statements of Cash Flows for each of the years in the
          three-year period ended December 31, 1996     42
        Notes to Consolidated Financial Statements      43-59
        Quarterly Financial Summary for 1996 and 1995   36

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Part III
Information required by Part III of this Report on Form 10-K is incorporated herein by reference from the indicated pages of Registrant's definitive Proxy Statement dated March 14, 1997, as follows:

Item 10.        Directors and Executive Officers of the Registrant

Information found on pages 6-9 under the caption "Proposal 1: Election of Directors" and 12 under the caption "Executive Officers."

Item 11.        Executive Compensation

Information found on pages 9-10 under the caption "Directors' Fees and Compensation;" 11 under the caption "Compensation Committee Interlocks and Insider Participation;" 13-15 under the captions "Executive Compensation," "Employee Stock Purchase Plan," and "Pension Plan and Other Post-Retirement Benefits."

Item 12.        Security Ownership of Certain Beneficial Owners and Management

Information found on pages 2-6 under the captions "Principal Holders of Voting Securities", "Ownership of Securities by Management" and "Required Reports of Beneficial Ownership."

Item 13.        Certain Relationships and Related Transactions

Information found on pages 9 in footnote (4) to the table under the caption "Proposal 1: Election of Directors" and 16 under the caption "Transactions with Management."

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     1.Financial Statements. See Item 8

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

4.1 Specimen of Registrant's Class A Common Stock certificate (incorporated herein by reference to Exhibit 4.1 of the 1993 Annual Report to the SEC on Form 10-K)

4.2 Specimen of Registrant's Class B Common Stock certificate (incorporated herein by reference to Exhibit 4.2 of the 1993 Annual Report to the SEC on Form 10-K)

*10.1 Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 1, 1986, as amended by the Third Amendment of Employee Death Benefit and PostRetirement Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, FirstCitizens Bank & Trust Company, and Lewis R. Holding (incorporated herein by reference to Exhibit 10.1 of Registrant's 1993 Annual Report to the SEC on Form 10-K)

*10.2 Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 1, 1986, as amended by the Third Amendment of Employee Death Benefit and PostRetirement Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, FirstCitizens Bank & Trust Company, and Frank B. Holding (incorporated herein by reference to Exhibit 10.2 of Registrant's 1993 Annual Report to the SEC on Form 10-K)

*10.3 Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 1, 1986, as amended by the Third Amendment of Employee Death Benefit and PostRetirement Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, FirstCitizens Bank & Trust Company, and James B. Hyler, Jr. (incorporated herein by reference to Exhibit 10.3 of Registrant's 1993 Annual Report to the SEC on Form 10-K)

*10.4 Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 23, 1996, between Registrant's subsidiary, FirstCitizens Bank & Trust Company, and Frank B. Holding, Jr.(incorporated herein by reference to Exhibit 10.4 of Registrant's 1994 Annual Report to the SEC on Form 10-K)

*10.5 Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement dated August 23, 1989, as amended by the Second Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, FirstCitizens Bank & Trust Company, and James M. Parker (incorporated herein by reference to Exhibit 10.8 of Registrant's 1993 Annual Report to the SEC on Form 10-K)

*10.6 Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement dated January 1, 1986, between Registrant's subsidiary, FirstCitizens Bank & Trust Company, and George H. Broadrick (incorporated herein by reference to Exhibit 10.6 of the 1987 Annual Report to the SEC on Form 10K)

*10.7 Consulting Agreement dated February 17, 1988, between Registrant's subsidiary, FirstCitizens Bank & Trust Company, and George H. Broadrick (incorporated herein by reference to Exhibit 10.7 of the 1987 Annual Report to the SEC on Form 10-K)

*10.9 Retirement Payment Agreement dated May 1, 1985, between First Federal Savings and Loan Association, Hendersonville, North Carolina ("First Federal"), and William McKay, which agreement was ratified by Registrant upon its acquisition of First Federal (incorporated herein by reference to Exhibit 10.9 of the 1991 Annual Report to the SEC on Form 10-K)

*10.10 Retirement Payment Agreement dated August 1, 1987, between First Federal and William McKay, which agreement was ratified by Registrant upon its acquisition of First Federal (incorporated herein by reference to Exhibit 10.10 of the 1991 Annual Report to the SEC on Form 10-K)

*10.11 Employment Agreement dated August 4, 1995, between Registrant's subsidiary, FirstCitizens Bank & Trust Company, and Brent D. Nash (incorporated herein by reference to Exhibit 10.11 of the 1994 Annual Report to the SEC on Form 10-K)

*10.12 Retirement Payment Agreement dated August 8, 1991, between Edgecombe Homestead and Loan Assn., Inc. ("Edgecombe"), and Brent D. Nash, which agreement was ratified by Registrant upon its acquisition of Edgecombe (incorporated herein by reference to Exhibit 10.12 of the 1994 Annual Report to the SEC on Form 10-K)

*10.13 Article IV Section 4.1.d of the Agreement and Plan of Reorganization and Merger by and among First Investors Savings Bank, Inc., SSB, First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page II-38 of Registrant's S-4 Registration Statement filed with the Commission on December 19, 1994 (Registration No. 33-84514)

*10.14 Article IV Section 4.1.e of the Agreement and Plan of Reorganization and Merger by and among State Bank and First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page I-36 of Registrant's S-4 Registration Statement filed with the Commission on November 16, 1994 (Registration No. 33-86286)

*10.15 Article V Section 5.4.a of the Agreement and Plan of Reorganization and Merger By and Between Allied Bank Capital, Inc. and First Citizens BancShares, Inc., dated August 7, 1996, located at page I-47 of Registrant's S-4 Registration Statement filed with the Commission on September 28, 1995 (Registration No. 33-63009)

        13      Registrant's Annual Report to Shareholders for the year ended
December 31, 1996 (filed herewith)

        22      Subsidiaries of the Registrant (filed herewith)

        99      Registrant's definitive Proxy Statement dated March 14, 1997
(filed pursuant to Rule 14a6(c))
------------------

* Denotes a management contract or compensation plan or arrangement in which an executive officer or director of Registrant participates.

        (b) Reports on Form 8K. During the fourth quarter of 1996 the Registrant filed no Form 8K Current Reports.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 13, 1997  FIRST CITIZENS BANCSHARES, INC. (Registrant)


                             /s/ James B. Hyler, Jr.

                            James B. Hyler, Jr.
                            Vice Chairman and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on March 18, 1996.


        Signature               Title                                Date




/s/Lewis R. Holding             Chairman and Chief             March 13, 1997

Lewis R. Holding                Executive Officer
                                    (principal executive
                                        officer)


/s/Frank B. Holding             Executive Vice Chairman         March 13, 1997

Frank B. Holding




/s/James B. Hyler, Jr.          Vice Chairman                    March 13, 1997

James B. Hyler, Jr.




/s/Frank B. Holding, Jr.        President                       March 13, 1997

Frank B. Holding, Jr.




/s/Kenneth A. Black             Vice President,                March 13, 1997
                                Treasurer, and Chief
Kenneth A. Black                 Financial Officer
                                 (principal financial
                                  and accounting officer)

        Signature              Title                             Date







John M. Alexander, Jr.         Director                        March 13, 1997





/s/Ted L. Bissett               Director                        March 13, 1997

Ted L. Bissett





                                Director                        March 13, 1997

B. Irvin Boyle





/s/George H. Broadrick          Director                        March 13, 1997

George H. Broadrick





                                Director                       March 13, 1997

H. Max Craig, Jr.





/s/Betty M. Farnsworth          Director                       March 13, 1997

Betty M. Farnsworth





                               Director                        March 13, 1997

Lewis M. Fetterman

        Signature                           Title                      Date





                                           Director             March 13, 1997

Carmen P. Holding





                                            Director            March 13, 1997

Charles B.C. Holt





                                           Director             March 13, 1997

Edwin A. Hubbard





/s/Gale D. Johnson                         Director             March 13, 1997

Gale D. Johnson





/s/Freeman R. Jones                       Director              March 13, 1997

Freeman R. Jones





                                         Director               March 13, 1997

Lucius S. Jones





/s/I. B. Julian                           Director              March 13, 1997

I. B. Julian

        Signature                       Title                      Date





                                      Director                  March 13, 1997

Joseph T. Maloney, Jr.





/s/J. Claude Mayo, Jr.                Director                   March 13, 1997

J. Claude Mayo, Jr.





                                      Director                    March 13, 1997

William McKay





/s/Brent D. Nash                     Director                    March 13, 1997

Brent D. Nash





/s/Lewis T. Nunnelee, II             Director                    March 13, 1997

Lewis T. Nunnelee, II





                                    Director                     March 13, 1997

Talbert O. Shaw





                                    Director                     March 13, 1997

R. C. Soles, Jr.





/s/David L. Ward, Jr.               Director                    March 13, 1997

David L. Ward, Jr.

                                 EXHIBIT INDEX


       Exhibit                                                                             Sequential
        Number                   Description of Exhibit                                   Page Number

        3.1     Certificate of Incorporation of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 of the 1992 Annual Report to the SEC
                on Form 10-K)                                                                  -

        3.2     Bylaws of the Registrant, as amended (incorporated herein by reference
                to Exhibit 3.2 of the 1993 Annual Report to the SEC on Form 10K)               -

        4.1     Specimen of Registrant's Class A Common Stock certificate
                (incorporated herein by reference to Exhibit 4.1 of the 1993
                Annual Report to the SEC on Form 10-K)                                        -

        4.2     Specimen of Registrant's Class B Common Stock certificate
                (incorporated herein by reference to Exhibit 4.2 of the 1993
                Annual Report to the SEC on Form 10-K)                                       -

        10.1    Employee Death Benefit and Post-Retirement Non-Competition and
                Consultation Agreement, dated January 1, 1986, as amended by the
                Third Amendment of Employee Death Benefit and PostRetirement
                Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, FirstCitizens Bank & Trust Company, and Lewis R. Holding (incorporated herein by reference to Exhibit 10.1
                of the 1993 Annual Report to the SEC on Form 10-K)                           -

        10.2    Employee Death Benefit and Post-Retirement Non-Competition and
                Consultation Agreement, dated January 1, 1986, as amended by the
                Third Amendment of Employee Death Benefit and PostRetirement
                Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, FirstCitizens Bank & Trust Company, and Frank B. Holding (incorporated herein by reference to Exhibit 10.2
                of the 1993 Annual Report to the SEC on Form 10-K)                          -

        10.3    Employee Death Benefit and Post-Retirement Non-Competition and
                Consultation Agreement, dated January 1, 1986, as amended by the
                Third Amendment of Employee Death Benefit and PostRetirement
                Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, FirstCitizens Bank & Trust Company, and James B. Hyler, Jr. (incorporated herein by reference to Exhibit 10.3
                of the 1993 Annual Report to the SEC on Form 10-K)                          -

        10.4    Employee Death Benefit and Post-Retirement Non-Competition and
                Consultation Agreement, dated January 23, 1995, between
                Registrant's subsidiary, FirstCitizens Bank & Trust Company, and
                Frank B. Holding, Jr. (incorporated herein by reference to Exhibit 10.4
                of the 1994 Annual Report to the SEC on Form 10-K)                          -

        10.5    Employee Death Benefit and Post-Retirement Non-Competition and
                Consultation Agreement, dated August 23, 1989, as amended by the
                Second Amendment of Employee Death Benefit and PostRetirement
                Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, FirstCitizens Bank & Trust Company, and James M. Parker (incorporated herein by reference to Exhibit 10.8
                of the 1993 Annual Report to the SEC on Form 10-K)                          -

        10.6    Employee Death Benefit and Post-Retirement Non-Competition and
                Consultation Agreement dated January 1, 1986, between
                Registrant's subsidiary, FirstCitizens Bank & Trust Company, and
                George H. Broadrick (incorporated herein by reference to Exhibit
                10.6 of the 1987 Annual Report to the SEC on Form 10K)                     -




EXHIBIT INDEX (continued)

      Exhibit                                                                                   Sequential
      Number                        Description of Exhibit                                      Page Number

       10.7    Consulting Agreement dated February 17, 1988, between
                Registrant's subsidiary, FirstCitizens Bank & Trust Company, and
                George H. Broadrick (incorporated herein by reference to
                Exhibit10.7 of the 1987 Annual Report to the SEC on Form 10-K)                      -

        10.9    Retirement Payment Agreement dated May 1, 1985, between First Federal and William McKay, which agreement was ratified by Registrant upon its acquisition of First Federal (incorporated herein by reference
                to Exhibit 10.9 of the 1991 Annual Report to the SEC on Form 10-K)                  -

        10.10   Retirement Payment Agreement dated August 1, 1987, between First
                Federal Savings Bank and William McKay, which agreement was ratified by Registrant upon its acquisition of First Federal
                (incorporated herein by reference to Exhibit 10.10 of the 1991
                Annual Report to the SEC on Form 10-K)                                             -

        10.11   Employment Agreement dated August 4, 1995, between Registrant's subsidiary, FirstCitizens Bank & Trust Company, and Brent D.
                Nash (incorporated herein by reference to Exhibit 10.10 of the
                1994 Annual Report to the SEC on Form 10-K)                                         -

        10.12   Retirement Payment Agreement dated August 8, 1991, between Edgecombe
                Homestead and Loan Assn., Inc. ("Edgecombe"), and Brent D. Nash, which agreement was ratified by Registrant upon its acquisition of Edgecombe
                (incorporated herein by reference to Exhibit 10.10 of the
                1994 Annual Report to the SEC on Form 10-K)                                         -

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

        10.14   Article IV Section 4.1.e of the Agreement and Plan of
                Reorganization and Merger by and among State Bank and
                First-Citizens Bank & Trust Company and First Citizens
                BancShares, Inc., dated October 25, 1994, located at page I-36 of Registrant's S-4 Registration Statement filed with the
                Commission on November 16, 1994 (Registration No. 33-86286)                           -

        10.15   Article V Section 5.4.a of the Agreement and Plan of Reorganization and Merger
                By and Between Allied Bank Capital, Inc. and First Citizens BancShares, Inc., dated
                August 7, 1995, located at page I-47 of Registrant's S-4 Registration Statement
                filed with the Commission on September 28, 1995 (Registration No. 33-63009)           -

        13      Registrant's 1996 Annual Report for the year ended
                December 31, 1996 (filed herewith)                                                    13

        22      Subsidiaries of the Registrant (filed herewith)                                       78

        99      Registrant's definitive Proxy Statement dated March 14, 1997
                (filed pursuant to Rule 14a6(c))                                                      -