Form 10-Q
period 1997-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 1997-05-15
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  March 31, 1997

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


                             (919) 716-7000
            (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                          Yes    X           No  _____


Class A Common Stock--$1 Par Value-- 9,637,882 shares
Class B Common Stock--$1 Par Value-- 1,757,774 shares
(Number of shares outstanding, by class, as of May 14, 1997)

                               INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets at
          March 31, 1997,  December 31, 1996, and March 31, 1996


          Consolidated Statements of Income for the three-month periods ended March 31, 1997, and March 31, 1996



          Consolidated Statements of Changes in Shareholders' Equity for the three-month periods ended March 31, 1997, and March 31, 1996



          Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1997, and March 31, 1996


          Note to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b)  Reports on Form 8-K.  During the quarter ended
               March 31, 1997, Registrant filed no Current Reports on Form 8-K.

                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  May 14, 1997                       By:/s/Kenneth A. Black
                                              Kenneth A. Black
                                              Vice President, Treasurer,
                                              and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
First Quarter 1997

Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries
                                                                          March 31*   December 31#      March 31*
(thousands, except share data)                                                 1997           1996           1996
Assets
Cash and due from banks                                                    $351,892       $437,029       $428,612
Investment securities                                                     2,063,526      2,138,831      2,005,645
Federal funds sold                                                          207,000        156,000         90,160
Loans                                                                     4,955,135      4,930,508      4,837,073
Less reserve for loan losses                                                 81,459         81,439         80,433

    Net loans                                                             4,873,676      4,849,069      4,756,640
Premises and equipment                                                      236,459        229,496        213,832
Income earned not collected                                                  56,782         60,175         59,127
Other assets                                                                186,282        184,972        182,146

    Total assets                                                         $7,975,617     $8,055,572     $7,736,162

Liabilities
Deposits:
  Noninterest-bearing                                                    $1,044,176     $1,087,474       $956,846
  Interest-bearing                                                        5,867,630      5,866,554      5,787,067

    Total deposits                                                        6,911,806      6,954,028      6,743,913
Short-term borrowings                                                       343,448        392,006        326,833
Long-term obligations                                                         6,827          6,922         15,608
Other liabilities                                                            84,271         87,109         79,550

    Total liabilities                                                     7,346,352      7,440,065      7,165,904

Shareholders' equity
Common stock:
  Class A-$1 par value( 9,637,882; 9,651,900;
      and 9,661,517 shares issued, respectively)                              9,638          9,652          9,662
  Class B-$1 par value(1,757,774; 1,758,980;
      and 1,766,464 shares issued, respectively)                              1,758          1,759          1,766
Surplus                                                                     143,760        143,760        141,402
Retained earnings                                                           466,240        453,640        417,428
Unrealized gains on equity securities, net of tax                             7,869          6,696

    Total shareholders' equity                                              629,265        615,507        570,258

    Total liabilities and shareholders' equity                           $7,975,617     $8,055,572     $7,736,162


* Unaudited
# Derived from the Consolidated Balance Sheets included in the 1996 Annual Report on Form 10-K.
See accompanying Note to Consolidated Financial Statements.


First Citizens BancShares, Inc and Subsidiaries
First Quarter 1997

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries


                                                      Three Months Ended March 31
(thousands, except per share data, unaudited)                  1997          1996
Interest income
Loans                                                      $103,808      $100,112
Investment securities:
U. S. Government                                             30,073        27,740
State, county and municipal                                      77            90
Other                                                            34            45

Total investment securities interest income                  30,184        27,875
Federal funds sold                                            2,447         1,581

Total interest income                                       136,439       129,568
Interest expense
Deposits                                                     57,377        58,171
Short-term borrowings                                         4,187         3,866
Long-term obligations                                           142           387

Total interest expense                                       61,706        62,424

Net interest income                                          74,733        67,144
Provision for loan losses                                     1,567         1,544

Net interest income after provision for loan losses          73,166        65,600
Noninterest income
Trust income                                                  2,778         2,267
Service charges on deposit accounts                           9,930        10,033
Credit card income                                            4,066         3,265
Other service charges and fees                                6,447         5,790
Other                                                           193         2,530

Total noninterest income                                     23,414        23,885

                                                             96,580        89,485
Noninterest expense
Salaries and wages                                           30,376        27,302
Employee benefits                                             5,938         4,896
Occupancy expense                                             5,737         5,426
Equipment expense                                             6,951         6,004
Other                                                        21,582        19,657
Total noninterest expense                                    70,584        63,285
Income before income taxes                                   25,996        26,200
Income taxes                                                  9,404         9,374

 Net income                                                 $16,592       $16,826

Per Share
Net income                                                    $1.46         $1.52
Cash dividends                                                 0.25         0.225

See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1997

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries


                                                                                           Unrealized Gain
                                              Class A   Class B                                on Marketable
                                               Common    Common               Retained    Equity Securities,       Total
(thousands, except share data, unaudited)       Stock     Stock    Surplus    Earnings          Net of Taxes      Equity

Balance at December 31, 1995                   $8,950    $1,766   $106,954    $403,167                      -   $520,837

Issuance of 668,959 shares of Class A
    common stock for acquisition                  669               32,734                                        33,403
Issuance of 8,746 shares of Class A
    common stock pursuant to the
    Dividend Reinvestment Plan                      9                  114                                           123
Issuance of 34,414 shares of Class A
    common stock pursuant to employee
    stock purchase plans                           34                1,600                                         1,634
Net income                                                                      16,826                            16,826
Cash dividends                                                                  (2,565)                           (2,565)

Balance at March 31, 1996                      $9,662    $1,766   $141,402    $417,428                      -   $570,258

Balance at December 31, 1996                   $9,652    $1,759   $143,760    $453,640                $6,696    $615,507

Redemption of 14,018 shares of Class A
    common stock and 1,206 shares of
    Class B common stock                          (14)       (1)                (1,139)                           (1,154)
Net income                                                                      16,592                            16,592
Unrealized gain on marketable equity
securities, net of taxes                                                                               1,173       1,173
Cash dividends                                                                  (2,853)                           (2,853)

Balance at March 31, 1997                      $9,638    $1,758   $143,760    $466,240                $7,869    $629,265

See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1997

 Consolidated Statements of Cash Flows
 First Citizens BancShares, Inc. and Subsidiaries


                                              Three Month Ended March 31
(thousands, unaudited)                                  1997        1996
Operating Activities
Net income                                           $16,592     $16,826
Adjustments:
Amortization of intangibles                            2,117       1,787
Provision for loan losses                              1,567       1,544
Deferred tax benefit                                  (1,833)       (726)
Change in current taxes payable                        9,565       9,484
Depreciation                                           4,461       4,187
Change in accrued interest payable                    (9,464)     (7,244)
Change in income earned not collected                  3,393         186
Origination of loans held for sale                   (52,676)    (26,893)
Proceeds from sale of loans                           31,279      21,244
Loss (gain) on mortgage loans                          2,829        (222)
Net amortization of premiums and discounts             1,657       4,378
Net change in other assets                            (1,506)     (6,232)
Net change in other liabilities                       (1,854)     (5,941)

Net cash provided by operating activities              6,127      12,378

Investing Activities
Net increase in loans outstanding                     (7,606)    (46,341)
Purchases of investment securities                  (139,752)   (269,164)
Proceeds from maturities of investment securities    213,400     260,533
Net change in federal funds sold                     (51,000)    (49,715)
Dispositions of premises and equipment                   305       1,680
Additions to premises and equipment                  (11,729)     (9,472)
Purchase of institutions, net of cash acquired          -          7,584

Net cash used by investing activities                  3,618    (104,895)

Financing Activities
Net change in time deposits                           34,830     123,970
Net change in other deposits                         (77,052)     23,467
Net change in short-term borrowings                  (48,653)    (74,130)
Repurchases of common stock                           (1,154)       -
Proceeds from issuance of stock                        -           1,757
Cash dividends paid                                   (2,853)     (2,565)

Net cash provided by financing activities            (94,882)     72,499

Change in cash and due from banks                    (85,137)    (20,018)
Cash and due from banks at beginning of period        437029     448,630

Cash and due from banks at end of period            $351,892    $428,612

Cash payments for:
Interest                                             $71,170     $69,668
Income taxes                                              26         960
Supplemental disclosure of noncash investing and financing activities:
Common stock issued for acquisitions                     -       $33,403
Long-term obligations issued for acquisitions            -         1,468

See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1997

NOTE A

ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, the consolidated statements contain all material adjustments necessary to present fairly the financial position of First Citizens BancShares, Inc. ("BancShares") as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes included in the 1996 First Citizens BancShares Annual Report, which is incorporated by reference on Form 10-K.

Financial Summary

                                                              1997                               1996

                                                             First        Fourth         Third        Second         First
(thousands, except per share data and ratios)              Quarter       Quarter       Quarter       Quarter       Quarter
Summary of Operations
Interest income                                           $136,439      $137,655      $134,270      $132,702      $129,568

Interest income - taxable equivalent                       136,961       138,222       134,837       133,283       130,159
Interest expense                                            61,706        62,964        61,378        61,484        62,424

Net interest income - taxable equivalent                    75,255        75,258        73,459        71,799        67,735
Taxable equivalent adjustment                                  522           567           567           581           591

Net interest income                                         74,733        74,691        72,892        71,218        67,144
Provision for loan losses                                    1,567         3,321         1,787         2,255         1,544

Net interest income after provision for loan losses         73,166        71,370        71,105        68,963        65,600
Noninterest income                                          23,414        28,082        26,077        25,260        23,885
Noninterest expense                                         70,584        69,023        78,097        68,263        63,285

Income before income taxes                                  25,996        30,429        19,085        25,960        26,200
Income taxes                                                 9,404        10,611         6,647         9,575         9,374

Net income                                                 $16,592       $19,818       $12,438       $16,385       $16,826

Selected Quarterly Averages
Total assets                                            $7,903,566    $7,935,197    $7,670,538    $7,658,682    $7,462,756
Investment securities                                    2,094,376     2,097,690     1,919,935     1,990,346     1,984,027
Loans                                                    4,921,346     4,895,815     4,907,435     4,884,818     4,679,692
Interest-earning assets                                  7,196,138     7,209,982     6,989,109     6,975,341     6,779,461
Deposits                                                 6,823,697     6,831,926     6,641,427     6,660,204     6,477,795
Interest-bearing liabilities                             6,203,598     6,185,161     6,017,476     6,043,119     5,934,180
Long-term obligations                                        6,809         6,866         7,762        15,676        23,763
Shareholders' equity                                      $619,956      $599,953      $589,618      $576,742      $546,603
Shares outstanding                                      11,398,246    11,415,943    11,441,007    11,432,661    11,072,395

Profitability Ratios (averages)
Rate of return(annualized) on:
Total average assets                                          0.85 %        0.99 %        0.65          0.86          0.91 %
Average shareholders' equity                                 10.85         13.14          8.39         11.43         12.38
Dividend payout ratio                                        17.12         14.37         19.57         15.73         14.80

Liquidity and Capital Ratios (averages)
Loans to deposits                                            72.12 %       71.66 %        8.56 %       73.34 %       72.24 %
Shareholders' equity to total assets                          7.84          7.56          7.69          7.53          7.32
Time certificates of $100,000 or more to total deposits       9.30          8.79          8.61          9.23          9.59

Per Share of Stock
Net income                                                   $1.46         $1.74         $1.15         $1.43         $1.52
Cash dividends                                                0.25         0.250         0.225         0.225         0.225
Book value at period-end                                     55.22         53.94         51.89         51.03         50.19
Tangible book value at period-end                            46.89         45.42         43.03         42.19         41.13

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1997

Outstanding Loans by Type

                                                                                    Table 2
                                           1997                     1996
                                          First     Fourth      Third     Second      First
(thousands)                             Quarter    Quarter    Quarter    Quarter    Quarter
Real estate:
  Construction and land development    $103,361   $109,806   $107,651   $110,162   $110,520
  Mortgage:
    1-4 family residential            1,529,972  1,542,836  1,587,352  1,615,712  1,604,954
    Commercial                          906,408    882,067    850,358    833,733    799,800
    Equity Line                         430,924    411,856    411,893    409,121    401,501
    Other                               134,852    132,954    135,241    137,463    134,128
Commercial and industrial               533,812    514,535    516,857    506,913    483,245
Consumer                              1,230,501  1,251,704  1,218,605  1,223,871  1,222,243
Lease financing                          69,496     68,694     69,984     67,647     63,943
Other                                    15,809     16,056     16,807     17,152     16,739

Total loans                           4,955,135  4,930,508  4,914,748  4,921,774  4,837,073
Less reserve for loan losses             81,459     81,439     81,192     81,026     80,433

Net loans                            $4,873,676 $4,849,069 $4,833,556 $4,840,748 $4,756,640

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1997

Investment Securities

                                                                                                                   Table 3
                                                March 31, 1997                                   March 31, 1996

                                                        Average     Taxable                             Average     Taxable
                                   Book     Market     Maturity  Equivalent         Book     Market    Maturity  Equivalent
(thousands)                       Value      Value  (Yrs./Mos.)       Yield        Value      Value (Yrs./Mos.)       Yield
U. S. Government:
Within one year                $859,427   $856,108      0/7            5.77 %   $890,553   $893,026      0/6           5.72 %
One to five years             1,185,615  1,177,229      1/10           5.84    1,093,492  1,088,506      2/0           5.68
Five to ten years                 3,106      3,029      6/10           5.67        2,454      2,423      7/0           6.17
Over 10 years                     7,256      7,287     18/10           7.45        9,289      9,380     18/8           7.51

Total                         2,055,404  2,043,653      1/4            5.81    1,995,788  1,993,335      1/5           5.70

State, county and municipal:
Within one year                   1,227      1,433      0/6            6.31          666        668      0/4           6.84
One to five years                 3,671      3,729      2/9            7.07        3,989      4,249      2/9           6.62
Five to ten years                 1,119      1,136      5/5            6.17        2,025      2,091     5/11           7.56
Over 10 years                       185        185     12/5            1.30          195        195     21/5           9.14

Total                             6,202      6,483      3/4            7.00        6,875      7,203     3/11           6.99

Other
Within one year                     750        747      0/3            3.91        1,059      1,060      0/5           5.66
One to five years                 1,135      1,123      1/6           12.58        1,878      1,865      2/0          10.25
Five to ten years                    35         35      5/4            6.96           45         45      6/2           8.00

Total                             1,920      1,905      11/4          10.45        2,982      2,970      1/8           8.58

Total investment securities  $2,063,526 $2,052,041      1/4            5.83 % $2,005,645 $2,003,508      1/5           5.71 %

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1997

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - First Quarter

                                                                                                                           Table 4
                                                       1997                               1996          Increase (decrease) due to:

                                                   Interest                           Interest
                                         Average     Income    Yield        Average     Income  Yield               Yield
(thousands)                              Balance    Expense    /Rate        Balance    Expense  /Rate     Volume    /Rate    Total
Assets:
Loans:
Secured by real estate                $3,080,505    $62,950     8.21 %   $2,921,551    $61,041   8.32 %   $2,981  ($1,072)  $1,909
Commercial and industrial                521,449     11,301     8.37        475,654     10,758   8.70        968     (425)     543
Consumer                               1,235,238     28,274     9.13      1,204,973     27,317   9.03        667      290      957
Lease financing                           68,406      1,460     8.54         61,286      1,222   7.98        147       91      238
Other                                     15,748        304     7.83         16,228        316   7.82        (11)      (1)     (12)

Total loans                            4,921,346    104,289     8.54      4,679,692    100,654   8.63      4,752   (1,117)   3,635
Investment securities:
U. S. Government                       2,085,995     30,073     5.85      1,973,763     27,740   5.65      1,462      871    2,333
State, county and municipal                6,142        118     7.79          7,290        139   7.67        (22)       1      (21)
Other                                      2,239         34     6.16          2,974         45   6.09        (11)       0      (11)

Total investment securities            2,094,376     30,225     5.85      1,984,027     27,924   5.66      1,429      872    2,301
Federal funds sold                       180,416      2,447     5.50        115,742      1,581   5.49        869       (3)     866

Total interest-earning assets         $7,196,138   $136,961     7.68 %   $6,779,461   $130,159   7.71 %   $7,050    ($248)  $6,802

Liabilities
Deposits:
Checking with Interest                  $901,767     $2,415     1.09 %     $855,162     $2,983   1.40 %     $123    ($691)   ($568)
Savings                                  710,509      3,621     2.07        703,574      3,783   2.16         16     (178)    (162)
Money market accounts                    878,538      7,794     3.60        808,401      7,125   3.54        581       88      669
Time deposits                          3,338,882     43,547     5.29      3,204,344     44,280   5.56      1,622   (2,355)    (733)

Total interest-bearing deposits        5,829,696     57,377     3.99      5,571,481     58,171   4.20      2,342   (3,136)    (794)
Federal funds purchased                   36,438        570     6.34         54,033        751   5.59       (262)      81     (181)
Repurchase agreements                     23,128        238     4.17         21,229        233   4.41         19      (14)       5
Master notes                             285,340      3,014     4.28        240,322      2,604   4.36        471      (61)     410
U. S. Treasury tax and loan accounts      12,879        224     7.05         14,123        182   5.18        (20)      62       42
Other short-term borrowings                9,308        141     6.14          9,229         96   4.18          1       44       45
Long-term obligations                      6,809        142     8.46         23,763        387   6.55       (315)      70     (245)

Total interest-bearing liabilities    $6,203,598    $61,706     4.03 %   $5,934,180    $62,424   4.23 %   $2,236  ($2,954)   ($718)

Interest rate spread                                            3.65 %                           3.48 %

Net interest income and net yield on
interest-earning assets                             $75,255     4.24 %                 $67,735   4.02 %   $4,814   $2,706   $7,520

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1997

Summary of Loan Loss Experience and Risk Elements

                                                                                                                Table 5
                                                               1997                             1996

                                                              First       Fourth        Third       Second        First
(thousands, except ratios)                                  Quarter      Quarter      Quarter      Quarter      Quarter
Reserve balance at beginning of period                      $81,439      $81,192      $81,026      $80,433      $78,495
Reserve of acquired institution                                 -            -            -            -          1,387
Provision for loan losses                                     1,557        3,321        1,787        2,255        1,544
Net charge-offs:
Charge-offs                                                  (3,538)      (3,860)      (2,697)      (2,663)      (2,433)
Recoveries                                                    2,001          786        1,076        1,001        1,440

Net charge-offs                                              (1,537)      (3,074)      (1,621)      (1,662)        (993)

Reserve balance at end of period                            $81,459      $81,439      $81,192      $81,026      $80,433

Historical Statistics

Balances
Average total loans                                      $4,921,346   $4,895,815   $4,907,435   $4,884,818   $4,679,692
Total loans at period-end                                 4,955,135    4,930,508    4,914,748    4,921,774    4,837,073

Risk Elements
Nonaccrual loans                                            $14,628      $12,810      $14,213      $14,695      $13,489
Other real estate acquired through foreclosure                1,337        1,160        1,634        1,436        2,555

Total nonperforming assets                                  $15,965      $13,970      $15,847      $16,131      $16,044

Accruing loans 90 days or more past due                      $5,748       $4,983       $5,601       $4,928       $5,300

Ratios
Net charge-offs (annualized) to average total loans            0.13 %       0.25 %       0.13 %       0.14 %       0.09 %
Reserve for loan losses to total loans at period-end           1.64         1.65         1.65         1.65         1.66
Nonperforming assets to total loans plus foreclosed real
estate at period-end                                           0.32         0.28         0.32         0.33         0.33

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1997

INTRODUCTION
      Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). It should be read in conjunction with the unaudited Consolidated Financial Statements and related note presented elsewhere in this report. The focus of this discussion concerns BancShares' financial institution subsidiaries, because BancShares itself made an insignificant contribution to the consolidated totals. First-Citizens Bank & Trust Company ("FCB") operates branches in North Carolina and Virginia; Bank of Marlinton ("Marlinton") and Bank of White Sulphur Springs ("WSS") operate in West Virginia; and Atlantic States Bank ("ASB"), which began operations during April 1997, has offices in North Carolina and Georgia.

SUMMARY
    BancShares realized a decrease in earnings of 1.4 percent during the first quarter of 1997 compared to the first quarter of 1996. Consolidated net income during the first quarter of 1997 was $16.6 million, compared to $16.8 million earned during the corresponding period of 1996. The decrease in earnings resulted from lower noninterest income. Net income per share during the first quarter of 1997 totaled $1.46, compared to $1.52 during the first quarter of 1996. Return on average assets was 0.85 percent for the first quarter of 1997 compared to 0.91 percent during the same period of 1996. Other profitability, liquidity and capital ratios are presented in Table 1.
To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balances, interest income and expense, and yields and rates presented in Table 4.

INTEREST-EARNING ASSETS
     Average interest-earning assets for the first quarter of 1997 totaled $7.20 billion, an increase of $416.7 million or 6.15 percent from the first quarter of 1996. Most of this increase results from growth in the investment and loan portfolios. Loans. At March 31, 1997, and 1996, gross loans totaled $4.96 billion and $4.84 billion, respectively. As of December 31, 1996, gross loans were $4.93 billion. The $118.1 million growth in loans from March 31, 1996 to March 31, 1997 results growth within BancShares' commercial loan products and home equity loans during 1996. Table 2 details outstanding loans by type for the past five quarters. During the first quarter of 1997, average total loans were $4.92 billion, an increase of $241.7 million or 5.2 percent from the comparable period of 1996. Consumer loans averaged $1.24 billion during the first quarter of 1997, compared to $1.20 billion during the same period of 1996, an increase of $30.3 million or 2.5 percent. Average loans secured by real estate increased $159 million between the two periods, a 5.4 percent increase. Retail loan demand within the branch network remains at modest levels, while demand for commercial-purpose lending has improved during the past six months. As of March 31, 1997, $142.7 million in fixed-rate residential mortgage loans are held for sale. Due to unrealized losses existing in this portfolio as of March 31, 1997, a valuation reserve of $3.3 million exists to adjust the loans to their fair value. Given the current upward pressure on interest rates, loan growth for the remainder of 1997 is likely to be constrained, as higher rates will likely deter retail borrowers and may also impair commercial customers. Investment securities. At March 31, 1997, and 1996, the investment portfolio totaled $2.06 billion and $2.01 billion, respectively. At December 31, 1996, the investment portfolio was $2.14 billion. The 2.9 percent increase in the investment portfolio in one year resulted from deposit growth that has resulted in excess liquidity being invested in the investment securities portfolio. All investment securities are classified as held-to-maturity, as BancShares has the ability and the positive intent to hold its investment portfolio until maturity. Table 3 presents detailed information relating to the investment securities portfolio. Income on Interest-Earning Assets. Taxable equivalent interest income amounted to $137 million during the first quarter of 1997, a 5.2 percent increase over the first quarter of 1996. Taxable equivalent interest income benefitted from favorable volume variances, as balance sheet growth contributed to higher interest income in the first quarter of 1997 when compared to the same period of 1996. The average yield on total interest-earning assets for the first quarter of 1997 was 7.68 percent, compared to 7.71 percent for the corresponding period of 1996, a 3 basis point decrease resulting from lower yields on the loan portfolio. Taxable equivalent loan interest income for the first quarter of 1997 was $104.3 million, an increase of $3.6 million or
3.6 percent from first quarter of 1996, primarily due to growth in the portfolio of loans secured by real estate. The taxable equivalent yield on the loan portfolio was 8.54 percent during the first quarter of 1997, compared to 8.63 percent during the same period of 1996. Taxable equivalent income earned on the investment securities portfolio amounted to $30.2 million during the first quarter of 1997 and $27.9 million during the same period of 1996, an increase of $2.3 million or 8.2 percent resulting from an average portfolio increase of $110.3 million. Additionally, the securities portfolio experienced a 19 basis point increase in the taxable equivalent yield, increasing from 5.66 percent for the quarter ended March 31, 1996, to 5.85 percent for the quarter ended March 31, 1997.

INTEREST-BEARING LIABILITIES.
     At March 31, 1997 and 1996, interest-bearing liabilities totaled $6.22 billion and $6.13 billion, respectively, compared to $6.27 billion as of December 31, 1996. Average interest-bearing liabilities for the first quarter of 1997 totaled $6.20 billion, an increase of 4.5 percent from the first quarter of 1996. Interest-bearing deposits account for much of the growth. Deposits. At March 31, 1997, total deposits were $6.91 billion, an increase of $167.9 million or 2.5 percent over March 31, 1996. Compared to the December 31, 1996 balance of $6.95 billion, total deposits have decreased $42 million. Average interest-bearing deposits were $5.83 billion during the first quarter of 1997 compared to $5.57 billion during the first quarter of 1996, an increase of 4.6 percent. Much of the increase is attributed to average time deposits and average money market accounts, which increased $134.5 million and $70.1 million, respectively, from the first quarter of 1996 to the first quarter of 1997. Average Checking With Interest accounts increased $46.6 million from the first quarter of 1996 to the first quarter of 1997. Time deposits of $100,000 or more averaged 9.3 percent of total average deposits during the first quarter of 1997, compared to 9.6 percent during the same period of 1996. Management does not consider the level of these volatile deposits to be excessive at the current levels. Borrowed Funds. At March 31, 1997, short-term borrowings totaled $343.4 million compared to $392 million at December 31, 1996 and $326.8 million at March 31, 1996. For the quarters ended March 31, 1997 and 1996, short-term borrowings averaged $367.1 million and $338.9 million, respectively. The growth is due to a $45 million increase in average Master Note borrowings. Long-term obligations averaged $6.8 million during the first quarter of 1997, compared to $23.8 million during the first quarter of 1996, that reduction reflecting the reclassification of borrowings from long-term to short-term as the scheduled maturity date becomes less than one year hence. Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $61.7 million during the first quarter of 1997, a $718,000 or 1.2 percent decrease from the first quarter of 1996. The lower interest expense resulted from the 20 basis point decrease in the aggregate rate on interest bearing liabilities, more than offsetting the impact of a $269.4 million increase in average interest-bearing liabilities.
The rate on these liabilities was 4.03 percent during the first quarter of 1997, compared to 4.23 percent during the first quarter of 1996.

NET INTEREST INCOME
     Taxable equivalent net interest income totaled $75.3 million during the first quarter of 1997, an increase of 11.1 percent from the first quarter of 1996. The average net yield on interest-earning assets was 4.24 percent for the first quarter of 1997, 22 basis points above the net yield recorded during the first quarter of 1996. The taxable equivalent interest rate spread for the first quarter of 1997 was 3.65 compared to 3.48 percent for the same period of 1996. The higher net yield and interest rate spreads resulted from lower interest rates paid on interest-bearing liabilities. Currently, upward pressure on interest rates may result in higher market rates on interest sensitive assets and liabilities. Such increases could result in a reduction in the net yield. Management is aware of the potential negative impact increases in interest rates may have on net interest income. A principal objective of BancShares' asset liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure.

ASSET QUALITY
     Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current and projected economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating possible credit losses. At March 31, 1997, the reserve for loan losses amounted to $81.5 million or 1.64 percent of loans outstanding. This compares to $81.4 million or 1.65 percent at December 31, 1996, and $80.4 million or 1.66 percent at March 31, 1996. The provision for loan losses charged to operations during the first quarter of 1997 was $1.6 million, compared to $1.5 million during the first quarter of 1996. Net charge-offs for the quarter ended March 31, 1997 totalled $1.5 million, compared to net charge-offs of $1.0 million during the same period of 1996. The higher net charge-offs recorded during the first quarter of 1997 resulted from higher net charge-offs in the installment and credit card portfolios. Management anticipates losses within the retail loan portfolios will continue in the coming quarters at levels similar to those experienced during the first quarter. However, management remains confident that the established reserves are adequate to absorb losses that relate to loans outstanding at March 31, 1997. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of additions to the reserve based on their judgments of information available to them at the time of their examination. Table 5 provides details concerning the reserve and provision for loan losses over the past five quarters. Nonperforming assets. At March 31, 1997, BancShares' nonperforming assets amounted to $16 million or 0.32 percent of gross loans plus foreclosed properties, compared to $14 million at December 31, 1996, and $16 million at March 31, 1996. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

NONINTEREST INCOME
     Noninterest income decreased 2.0 percent during the first quarter of 1997 to $23.4 million. This compares to $23.9 million for the first quarter of 1996. The decrease in noninterest income during the first quarter of 1997 is the result of writedowns of $3 million taken to reduce the carrying value of the mortgage loans available for sale to their fair value. These writedowns, which are classified as other noninterest income, became necessary due to higher balances classified as available for sale as well as adverse changes in market rates during the first quarter. Service charges remain the principal source of noninterest income, representing $10 million during the first quarter of 1997 and $10 million during the same period of 1996. Despite growth in deposit accounts, service charge income was flat due to a higher earnings credit on commercial deposit accounts. Other service charges and fees contributed $6.4 million during the first quarter of 1997, compared to $5.8 million during the same period of 1996. This 11.3 percent increase between the two periods resulted from earnings generated by services provided to affiliate banks as well as higher fee income generated by First Citizens Investor Services. Credit card income amounted to $4.1 million, an increase of 24.5 percent over 1996 due to higher merchant income and higher interchange income.

NONINTEREST EXPENSE
     Noninterest expense for the first quarter of 1997 amounted to $70.6 million. This was a 11.5 percent increase over the first quarter of 1996. Salaries and wages increased 11.3 percent between the periods, primarily the result of merit raises which became effective in April 1996 and the growth in sales incentive payments to branch associates. Further increases resulted from the addition of personnel related to the FCDirect, the alternative delivery network that saw significant expansion during 1996. Occupancy expense increased 5.7 percent during the first quarter of 1997, compared to the corresponding period of 1996 due to increased depreciation expense resulting from new and renovated branch facilities. Other expenses increased by $1.9 million or 9.8 percent. This increase is largely the result of higher advertising expense, legal expense, and intangible amortization expense. INCOME TAXES Income tax expense amounted to $9.4 million during the first quarter of 1997, compared to $9.4 million during the first quarter of 1996. The effective tax rates for these periods were 36.2 percent and
35.8 percent, respectively. The increase in the effective tax rate from 1996 to 1997 results from an increase in nondeductible goodwill amortization and higher North Carolina state income tax expense.

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

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
     BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At March 31, 1997, and 1996, the leverage capital ratio of BancShares was 6.8 percent and 6.2 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' core capital ratio was 10.2 percent at March 31, 1997, and 9.7 percent at March 31, 1996. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 11.5 percent at March 31, 1997, compared to 11 percent at March 31, 1997, both above the minimum 8 percent level. On a consolidated basis, BancShares satisfies the 'well-capitalized' definition that is used by the FDIC in its evaluation of member banks.

CURRENT ACCOUNTING AND REGULATORY ISSUES
     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure," (collectively, the "Pronouncements"). The Pronouncements are effective for 1997 and require disclosures regarding the matters included in the respective titles. Adoption of each of the Pronouncements is not expected to have a material impact on BancShares' consolidated financial statements. Management is not aware of any current recommendations by the regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.