Form 10-K/A
period 1996-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 1997-05-21
CIK 798941

First Citizens BancShares, Inc. Form 10-K
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-K




               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


December 31, 1996                                           0-16471

For the fiscal year ended                            Commission File Number

                        FIRST CITIZENS BANCSHARES, INC.

          (Exact name of Registrant as specified in the charter)

         Delaware                                    56-1528994

(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                Identification Number)

                      239 Fayetteville Street Mall
                   Raleigh, North Carolina         27601

             (Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, including Area Code:     (919) 7160-7000


Securities registered pursuant to:
	Section 12(b) of the Act		None


	Section 12(g) of the Act:	Class A Common Stock, Par Value $1
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


	/s/ James B. Hyler, Jr.

	James B. Hyler, Jr.
	Vice Chairman and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on March 18, 1997.

                                   EXHIBIT INDEX

Exhibit                                                                     Page
Number                     Description of Exhibit                         Number

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

EXHIBIT INDEX (continued)

Exhibit                                                                     Page
Number                      Description of Exhibit                        Number

10.7    Consulting Agreement dated February 17, 1988, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and George H.
        Broadrick (incorporated herein by reference to Exhibit-10.7 of the
        1987 Annual Report to the SEC on Form 10-K)                            -

10.9 Retirement Payment Agreement dated May 1, 1985, between First Federal and William McKay, which agreement was ratified by Registrant upon its acquisition of First Federal (incorporated herein by reference to Exhibit 10.9 of the 1991 Annual Report to the SEC on Form 10-K)

10.10   Retirement Payment Agreement dated August 1, 1987, between First
        Federal Savings Bank and William McKay, which agreement was ratified by Registrant upon its acquisition of First Federal (incorporated herein by reference to Exhibit 10.10 of the 1991 Annual Report to
        the SEC on Form 10-K)                                                  -

10.11   Employment Agreement dated August 4, 1995, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Brent D. Nash
        (incorporated herein by reference to Exhibit 10.10 of the 1994 Annual
        Report to the SEC on Form 10-K)                                        -

10.12   Retirement Payment Agreement dated August 8, 1991, between Edgecombe
        Homestead and Loan Assn., Inc. ("Edgecombe"), and Brent D. Nash, which agreement was ratified by Registrant upon its acquisition of Edgecombe
        (incorporated herein by reference to Exhibit 10.10 of the
        1994 Annual Report to the SEC on Form 10-K)                            -

10.13   Article IV Section 4.1.d of the Agreement and Plan of Reorganization
        and Merger by and among First Investors Savings Bank, Inc., SSB,
        First-Citizens Bank & Trust Company and First Citizens BancShares,
        Inc., dated October 25, 1994, located at page II-38 of Registrant's
        S-4 Registration Statement filed with the Commission on December 19,
        1994 (Registration No. 33-84514)                                       -

10.14   Article IV Section 4.1.e of the Agreement and Plan of Reorganization
        and Merger by and among State Bank and First-Citizens Bank & Trust
        Company and First Citizens BancShares, Inc., dated October 25, 1994, located at page I-36 of Registrant's S-4 Registration Statement filed
        with the Commission on November 16, 1994 (Registration No. 33-86286)   -

10.15   Article V Section 5.4.a of the Agreement and Plan of Reorganization
        and Merger By and Between Allied Bank Capital, Inc. and First Citizens
        BancShares, Inc., dated August 7, 1995, located at page I-47 of
        Registrant's S-4 Registration Statement filed with the Commission on
        September 28, 1995 (Registration No. 33-63009)                         -

13      Registrant's 1996 Annual Report for the year ended
        December 31, 1996 (filed herewith)                                    13

22      Subsidiaries of the Registrant (filed herewith)                       78

27      Financial Data Schedule                                               79

99      Registrant's definitive Proxy Statement dated March 14, 1997
        (filed pursuant to Rule 14a-6(c))                                      -