Form 10-Q
period 1997-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 1997-08-14
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  June 30, 1997

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

                          Yes    X           No  _____


Class A Common Stock--$1 Par Value-- 9,634,333 shares
Class B Common Stock--$1 Par Value-- 1,756,229 shares
(Number of shares outstanding, by class, as of August 13, 1997)

                               INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets at June 30, 1997,
          December 31, 1996, and June 30, 1996


          Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1997, and June 30, 1996



          Consolidated Statements of Changes in Shareholders' Equity for the three-month and six-month periods ended June 30, 1997, and June 30, 1996



          Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1997, and June 30, 1996


          Note to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b)  Reports on Form 8-K.  During the quarter ended
               June 30, 1997, Registrant filed no Current Reports on Form 8-K.

                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  August 13, 1997                       By:/s/Kenneth A. Black
                                                    Kenneth A. Black
                                                    Vice President, Treasurer,
                                                    and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Second Quarter 1997

Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries
                                                       June 30*   December 31#      June 30*
(thousands, except share data)                            1997           1996          1996
Assets
Cash and due from banks                                $463,079      $437,029      $400,694
Investment securities (fair values of $2,269,676,     2,271,282     2,138,831     1,888,476
                       $1,873,142, respectively)
Federal funds sold                                      199,200       156,000        50,010
Loans                                                 4,996,770     4,930,508     4,921,774
Less reserve for loan losses                             81,902        81,439        81,026

     Net loans                                        4,914,868     4,849,069     4,840,748

Premises and equipment                                  248,956       229,496       217,556
Income earned not collected                              63,833        60,175        58,601
Other assets                                            190,760       184,972       175,202

     Total assets                                    $8,351,978    $8,055,572    $7,631,287

Liabilities
Deposits:
  Noninterest-bearing                                $1,125,673    $1,087,474      $986,801
  Interest-bearing                                    6,001,609     5,866,554     5,645,470

     Total deposits                                   7,127,282     6,954,028     6,632,271
Short-term borrowings                                   488,012       392,006       338,538
Long-term obligations                                    12,150         6,922         7,893
Other liabilities                                        80,324        87,109        68,302

     Total liabilities                                7,707,768     7,440,065     7,047,004

Shareholders' Equity
Common stock:
   Class A - $1 par value (9,635,711; 9,651,900;
    and 9,688,017 shares issued, respectively)            9,636         9,652         9,688
   Class B - $1 par value (1,756,374; 1,758,980;
    and 1,761,261 shares issued, respectively)            1,756         1,759         1,761
Surplus                                                 143,760       143,760       143,567
Retained earnings                                       480,688       453,640       429,267
Unrealized gains on marketable equity securities,         8,370         6,696          _

     Total shareholders' equity                         644,210       615,507       584,283

     Total liabilities and shareholders' equity      $8,351,978    $8,055,572    $7,631,287

* Unaudited
# Derived from the Consolidated Balance Sheets included in the 1996 Annual Report on Form 10-K.
See accompanying Note to Consolidated Financial Statements.


First Citizens BancShares, Inc and Subsidiaries
Second Quarter 1997

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries

                                                       Three Months              Six Months
                                                       Ended June 30            Ended June 30
(thousands, except per share data, unaudited)                  1997          1996
Interest income
Loans                                             $106,049      $102,654    $209,856    $202,766
Investment securities:
  U. S. Government                                  31,655        28,542      61,729      56,282
  State, county and municipal                           73            84         150         174
  Other                                                 25            43          59          88

  Total investment securities interest income       31,753        28,669      61,938      56,544
Federal funds sold                                   2,316         1,379       4,763       2,960

  Total interest income                            140,118       132,702     276,557     262,270
Interest expense
Deposits                                            59,338        57,451     116,715     115,622
Short-term borrowings                                4,968         3,765       9,155       7,631
Long-term obligations                                  236           268         378         655

  Total interest expense                            64,542        61,484     126,248     123,908

  Net interest income                               75,576        71,218     150,309     138,362
Provision for loan losses                            2,097         2,255       3,664       3,799

  Net interest income after provision for loan      73,479        68,963     146,645     134,563
Noninterest income
Trust income                                         2,775         2,256       5,553       4,523
Service charges on deposit accounts                 10,320        10,392      20,250      20,425
Credit card income                                   4,550         3,882       8,616       7,147
Other service charges and fees                       6,340         5,818      12,787      11,608
Other                                                4,909         2,912       5,102       5,442

  Total noninterest income                          28,894        25,260      52,308      49,145

                                                   102,373        94,223     198,953     183,708
Noninterest expense
Salaries and wages                                  31,476        29,681      61,852      56,983
Employee benefits                                    5,978         5,046      11,916       9,942
Occupancy expense                                    5,768         5,385      11,505      10,811
Equipment expense                                    8,283         6,814      15,234      12,818
Other                                               23,312        21,337      44,894      40,994

  Total noninterest expense                         74,817        68,263     145,401     131,548

Income before income taxes                          27,556        25,960      53,552      52,160
Income taxes                                         9,972         9,575      19,376      18,949

  Net income                                       $17,584       $16,385     $34,176     $33,211

Per Share
Net income                                           $1.54         $1.43       $3.00       $2.95
Cash dividends                                       0.250         0.225        0.50        0.45

See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1997

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries

                                              Class A   Class B                        Unrealized Gain
                                               Common    Common               Retained on Marketable       Total
(thousands, except share data, unaudited)       Stock     Stock    Surplus    Earnings Equity Securit     Equity
Balance at December 31, 1995                   $8,950    $1,766   $106,954    $403,167                  $520,837

Issuance of 668,654 shares of Class A
    common stock for various acquisitions         669               32,734                                33,403
Issuance of 8,746 shares of Class A
    common stock pursuant to the
    Dividend Reinvestment Plan                      9                  114                                   123
Issuance of 87,992 shares of Class A
    common stock pursuant to employee
    stock purchase plans                           87                3,765                                 3,852
Redemption of 27,079 shares of Class A
    common stock and 5,203 shares of Class B
    common stock                                  (27)       (5)                (1,974)                   (2,006
Net income                                                                      33,211                    33,211
Cash dividends                                                                  (5,137)                   (5,137

Balance at June 30, 1996                       $9,688    $1,761   $143,567    $429,267                  $584,283

Balance at December 31, 1996                   $9,652    $1,759   $143,760    $453,640        $6,696    $615,507

Redemption of 16,189 shares of Class A
    common stock and 2,606 shares of
    Class B common stock                          (16)       (3)                (1,440)                   (1,459
Net income                                                                      34,176                    34,176
Unrealized gain on marketable equity
    securities, net of taxes                                                                   1,674       1,674
Cash dividends                                                                  (5,688)                   (5,688

Balance at June 30, 1997                       $9,636    $1,756   $143,760    $480,688        $8,370    $644,210

See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1997

 Consolidated Statements of Cash Flows
 First Citizens BancShares, Inc. and Subsidiaries


                                                                   Six Months Ended June 30
(thousands, unaudited)                                                  1997           1996
Operating Activities
Net income                                                           $34,176        $33,211
Adjustments:
  Amortization of intangibles                                          4,281          3,904
  Provision for loan losses                                            3,664          3,799
  Deferred tax benefit                                                  (246)        (1,375)
  Change in current taxes payable                                       (437)          (657)
  Depreciation                                                         9,151          8,455
  Change in accrued interest payable                                  (6,527)        (8,226)
  Change in income earned not collected                               (3,658)           712
  Origination of loans held for sale                                (238,745)       (52,881)
  Proceeds from sale of loans                                        250,471         34,093
  (Gain) loss on mortgage loans                                        1,307            168
  Net amortization of premiums and discounts                           3,306          7,211
  Net change in other assets                                           3,137         (1,405)
  Net change in other liabilities                                       (454)        (5,417)
Net cash provided by operating activities                             59,426         21,592

Investing Activities
  Net increase in loans outstanding                                  (77,584)      (119,955)
  Purchases of investment securities                                (499,527)      (396,748)
  Proceeds from maturities of investment securities                  363,770        502,453
  Net change in federal funds sold                                   (43,200)        (9,565)
  Dispositions of premises and equipment                               1,036          3,563
  Additions to premises and equipment                                (28,441)       (19,347)
  Purchase of institutions, net of cash acquired                     114,667          7,584
Net cash used by investing activities                               (169,279)       (32,015)

Financing Activities
  Net change in time deposits                                         58,756         40,096
  Net change in demand and other interest-bearing deposits           (16,940)        (4,301)
  Net change in short-term borrowings                                101,234        (70,140)
  Repurchases of common stock                                         (1,459)        (2,006)
  Proceeds from issuance of stock                                       -             3,975
  Cash dividends paid                                                 (5,688)        (5,137)
Net cash provided by financing activities                            135,903        (37,513)

Change in cash and due from banks                                     26,050        (47,936)
Cash and due from banks at beginning of period                       437,029        448,630
Cash and due from banks at end of period                            $463,079       $400,694
Cash payments for:
  Interest                                                          $132,976       $132,134
  Income taxes                                                        19,223         21,069
Supplemental disclosure of noncash investing and financing activities:
   Common stock issued for acquisitions                                 -           $33,403
   Long-term obligations issued for acquisitions                        -             1,468
   Unrealized gain on marketable equity securities                    $2,754           -

See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1997

Financial Summary

                                                                   1997                        1996

                                                                                                            Six Months Ended
                                                    Second      First     Fourth      Third     Second          June 30
(thousands, except per share data and ratios)      Quarter    Quarter    Quarter    Quarter    Quarter       1997       1996
S>
Summary of Operations
Interest Income                                   $140,118   $136,439   $137,655   $134,270   $132,702   $276,557   $262,270

Interest income - taxable equivalent               140,634    136,961    138,222    134,837    133,283    277,595    263,442
Interest expense                                    64,542     61,706     62,964     61,378     61,484    126,248    123,908

Net interest income-taxable equivalent              76,092     75,255     75,258     73,459     71,799    151,347    139,534
Taxable equivalent adjustment                          516        522        567        567        581      1,038      1,172

Net interest income                                 75,576     74,733     74,691     72,892     71,218    150,309    138,362
Provision for loan losses                            2,097      1,567      3,321      1,787      2,255      3,664      3,799

Net interest income after provision for loan los    73,479     73,166     71,370     71,105     68,963    146,645    134,563
Noninterest income                                  28,894     23,414     28,082     26,077     25,260     52,308     49,145
Noninterest expense                                 74,817     70,584     69,023     78,097     68,263    145,401    131,548

Income before income taxes                          27,556     25,996     30,429     19,085     25,960     53,552     52,160
Income taxes                                         9,972      9,404     10,611      6,647      9,575     19,376     18,949

Net income                                         $17,584    $16,592    $19,818    $12,438    $16,385    $34,176    $33,211

Selected Average Balances
Total assets                                    $8,099,236 $7,903,566 $7,935,197 $7,670,538 $7,658,682 $8,001,938 $7,557,959
Investment securities                            2,166,362  2,094,376  2,097,690  1,919,935  1,990,346  2,130,568  1,987,187
Loans                                            5,023,409  4,921,346  4,895,815  4,907,435  4,884,818  4,972,659  4,782,255
Interest-earning assets                          7,368,645  7,196,138  7,209,982  6,989,109  6,975,341  7,282,868  6,874,669
Deposits                                         6,952,848  6,823,697  6,831,926  6,641,427  6,660,204  6,888,629  6,569,012
Interest-bearing liabilities                     6,341,125  6,203,598  6,185,161  6,017,476  6,043,119  6,272,742  5,987,291
Long-term obligations                               11,545      6,809      6,866      7,762     15,676      9,190     19,720
Shareholders' equity                              $635,680   $619,956   $599,953   $589,618   $576,742   $627,611   $559,973
Shares outstanding                              11,394,965 11,398,246 11,415,943 11,441,007 11,432,661 11,396,596 11,252,528

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets                                          0.87%      0.85%      0.99%      0.65%      0.86%      0.86%      0.88%
Shareholders' equity                                 11.10      10.85      13.14       8.39      11.43      10.92      11.93
Dividend payout ratio                                16.23      17.12      14.37      19.57      15.73      16.67      15.25

Liquidity and Capital Ratios (averages)
Loans to deposits                                    72.25%     72.12%     71.66%     73.89%     73.34%     72.19%     72.80%
Shareholders' equity to total assets                  7.85       7.84       7.56       7.69       7.53       7.84       7.41
Time certificates of $100,000 or more to total
deposits                                              9.36       9.30       8.79       8.61       9.23       8.95       9.39

Per Share of Stock
Net income                                           $1.54      $1.46      $1.74      $1.15      $1.43      $3.00      $2.95
Cash dividends                                       0.250      0.250      0.250      0.225      0.225       0.50       0.45
Book Value at period end                             56.55      55.22      53.94      51.89      51.03      56.55      51.03
Tangible book value at period end                    48.10      46.89      45.42      43.03      42.19      45.42      42.19

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1997

Outstanding Loans by Type

                                                                                    Table 2
                                                1997                        1996
                                         Second      First     Fourth      Third     Second      First
(thousands)                             Quarter    Quarter    Quarter    Quarter    Quarter
Real estate:
Construction and land development      $109,125   $103,361   $109,806   $107,651   $110,162
Mortgage:
1-4 family residential                1,383,250  1,529,972  1,542,836  1,587,352  1,615,712
Commercial                              942,637    906,408    882,067    850,358    833,733
Equity Line                             510,067    430,924    411,856    411,893    409,121
Other                                   134,793    134,852    132,954    135,241    137,463
Commercial and industrial               569,327    533,812    514,535    516,857    506,913
Consumer                              1,258,330  1,230,501  1,251,704  1,218,605  1,223,871
Lease financing                          73,861     69,496     68,694     69,984     67,647
Other                                    15,380     15,809     16,056     16,807     17,152

Total loans                           4,996,770  4,955,135  4,930,508  4,914,748  4,921,774
Less reserve for loan losses             81,902     81,459     81,439     81,192     81,026

Net loans                            $4,914,868 $4,873,676 $4,849,069 $4,833,556 $4,840,748

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1997

Investment Securities

                                                                                                                        Table 3
                                                June 30, 1997                                   June 30, 1996
                                                          Average       Taxable                           Average       Taxable
                                     Book         Fair   Maturity    Equivalent         Book     Fair    Maturity    Equivalent
(thousands)                         Value        Value  (Yrs./Mos.)       Yield        Value      Value (Yrs./Mos.)       Yield
U. S. Government:
Within one year                $1,015,038   $1,014,279      0/7           5.94 %     $787,440    $788,350    0/6            5.91 %
One to five years               1,240,895    1,239,630      1/9           5.71      1,081,130   1,064,690   1/11            5.71
Five to ten years                   3,072        3,106      6/3           5.65          2,383       2,344    7/0            6.28
Over ten years                      5,096        5,188     12/7           7.50          7,990       7,982  18/11            7.43

Total                           2,264,101    2,262,203      1/3           8.86      1,878,943   1,863,366    1/5            5.80

State, county and municipal:
Within one year                       961        1,166      0/4           6.39            537         539    0/6            6.49
One to five years                   3,617        3,679      2/9           6.87          4,551       4,808   2/11            6.88
Five to ten years                     934          965      8/3           7.93          1,272       1,281    6/1            7.21
Over ten years                                              -                             195         195   21/2            9.14

Total                               5,512        5,810      3/3           6.92          6,555       6,823   3/11            6.98

Other:
Within one year                       500          500      0/1           2.52          1,306       1,306    0/6            5.74
One to five years                   1,159        1,153      1/4          11.99          1,627       1,602   1/11           10.84
Five to ten years                      10           10      5/7           0.85             45          45   5/11            5.43

Total                               1,669        1,663      0/6           4.92          2,978       2,953    1/5            8.52

Total investment securities    $2,271,282   $2,269,676      1/5           5.87 %   $1,888,476  $1,873,142    1/5            5.81 %

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1997

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Second Quarter

                                                                                                                           Table 4
                                                       1997                               1996          Increase (decrease) due to:
                                                   Interest                           Interest
                                         Average     Income    Yield        Average     Income  Yield               Yield
(thousands)                              Balance    Expense    /Rate        Balance    Expense  /Rate     Volume    /Rate    Total
Assets
Loans:
Secured by real estate                $3,136,593    $64,085     8.22 %   $3,080,093    $62,748   8.15 %     $974     $363   $1,337
Commercial and industrial                554,599     12,387     8.49        499,499     11,344   8.70      1,250     (207)   1,043
Consumer                               1,245,235     28,270     8.98      1,222,653     27,462   8.89        517      291      808
Lease financing                           71,725      1,535     8.56         65,594      1,290   7.87        126      119      245
Other                                     15,257        247     6.49         16,979        347   8.18        (32)     (68)    (100)

Total loans                            5,023,409    106,524     8.42      4,884,818    103,191   8.40      2,835      498    3,333
Investment securities:
U. S. Government                       2,158,676     31,656     5.88      1,980,659     28,542   5.80      2,647      467    3,114
State, county and municipal                5,981        113     7.58          6,706        128   7.68        (14)      (1)     (15)
Other                                      1,705         25     5.88          2,981         43   5.80        (19)       1      (18)

Total investment securities            2,166,362     31,794     5.89      1,990,346     28,713   5.80      2,614     467    3,081
Federal funds sold                       178,875      2,316     5.19        100,177      1,379   5.54      1,056     (119)     937

Total interest-earning assets         $7,368,646   $140,634     7.60 %   $6,975,341   $133,283   7.62 %   $6,505     $846   $7,351

Liabilities
Deposits:
Checking With Interest                  $918,690     $2,430     1.06 %     $874,917     $2,675   1.23 %     $130    ($375)   ($245)
Savings                                  711,094      3,666     2.07        729,667      3,757   2.07        (93)       2      (91)
Money market accounts                    889,107      8,275     3.73        814,833      7,028   3.47        681      566    1,247
Time deposits                          3,401,564     44,967     5.30      3,290,255     43,991   5.38      1,563     (587)     976

Total interest-bearing deposits        5,920,455     59,338     4.02      5,709,672     57,451   4.05      2,281     (394)   1,887
Federal funds purchased                   18,100        101     2.24         21,090        333   6.35        (32)    (200)    (232)
Repurchase agreements                     24,837        270     4.36         22,156        237   4.30         29        4       33
Master notes                             287,786      3,400     4.74        251,730      2,801   4.48        419      180      599
U. S. Treasury tax and loan accounts       9,646        218     9.06         13,175        173   5.28        (63)     108       45
Other short-term borrowings               68,756        979     5.71         12,407        221   7.16        904     (146)     758
Long-term obligations                     11,545        236     8.20         12,889        268   8.36        (27)      (5)     (32)

Total interest-bearing liabilities    $6,341,125    $64,542     4.08%    $6,043,119    $61,484   4.09 %   $3,511    ($453)  $3,058

Interest rate spread                                             3.52 %                          3.53 %

Net interest income and net yield
on interest-earning assets                          $76,092      4.14 %                 $71,799  4.14 %   $2,994    1,299   $4,293

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1997

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Six Months

                                                                                                                   Table 5

                                                      1997                          1996        Increase (decrease) due to
                                                 Interest                      Interest
                                       Average     Income/  Yield/    Average    Income/  Yield/           Yield/    Total
(thousands)                            Balance     Expense    Rate    Balance    Expense    Rate  Volume     Rate   Change
Assets
Loans:
Secured by real estate              $3,106,942    $127,035    8.21%$3,001,645   $123,801    8.27% $4,223    ($989)  $3,234
Commercial and industrial              538,578      23,688    8.40    487,950     22,090    8.69   2,253     (655)   1,598
Consumer                             1,241,614      56,544    9.02  1,212,642     54,779    8.96   1,346      419    1,765
Lease financing                         70,075       2,995    8.55     63,440      2,513    7.92     272      210      482
Other                                   15,449         551    7.19     16,578        662    8.05     (43)     (68)    (111)

Total loans                          4,972,658     210,813    8.51  4,782,255    203,845    8.55   8,051   (1,083)   6,968
Investment securities:
U. S. Government                     2,122,537      61,729    5.86  1,977,212     56,282    5.72   4,098    1,349    5,447
State, county and municipal              6,061         231    7.69      6,998        267    7.67     (36)       0      (36)
Other                                    1,971          59    6.04      2,977         88    5.94     (30)       1      (29)

Total investment securities          2,130,569      62,019    5.87  1,987,187     56,637    5.73   4,032    1,350    5,382
Federal funds sold                     179,641       4,763    5.35    105,227      2,960    5.66   2,027     (224)   1,803

Total interest-earning assets       $7,282,868    $277,595    7.66%$6,874,669   $263,442    7.69%$14,110      $43  $14,153

Liabilities
Deposits:
Checking With Interest                $910,275      $4,845    1.07%  $865,039     $5,658    1.32%   $278  ($1,091)   ($813)
Savings                                710,803       7,287    2.07    716,621      7,540    2.12     (68)    (185)    (253)
Money market accounts                  883,852      16,069    3.67    811,617     14,153    3.51   1,265      651    1,916
Time deposits                        3,370,397      88,514    5.30  3,247,300     88,271    5.47   3,160   (2,917)     243

Total interest-bearing deposits      5,875,327     116,715    4.01  5,640,577    115,622    4.12   4,635   (3,542)   1,093
Federal funds purchased                 27,219         671    4.97     34,829      1,084    6.26    (213)    (200)    (413)
Repurchase agreements                   23,987         508    4.27     21,672        470    4.36      49      (11)      38
Master notes                           286,570       6,414    4.51    246,026      5,405    4.42     894      115    1,009
U. S. Treasury tax and loan accounts    11,254         442    7.92     13,649        355    5.23     (79)     166       87
Other short-term borrowings             39,196       1,120    5.76     10,818        317    5.89     819      (16)     803
Long-term obligations                    9,190         378    8.29     19,720        655    6.68    (392)     115     (277)

Total interest-bearing liabilities  $6,272,743    $126,248    4.06%$5,987,291   $123,908    4.16% $5,713  ($3,373)  $2,340

Interest rate spread                                          3.60%                         3.53%

Net interest income and net yield
on interest-earning assets                        $151,347    4.19%             $139,534    4.08% $8,397   $3,416  $11,813

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1997

Summary of Loan Loss Experience and Risk Elements

                                                                                                    Table 6

                                                            1997                          1996
                                                                                                                   Six Months Ended
                                                     Second       First      Fourth       Third      Second              June 30
(thousands, except ratios)                          Quarter     Quarter     Quarter     Quarter     Quarter        1997        1996
Reserve balance at beginning of period              $81,459     $81,439     $81,192     $81,026     $80,433     $81,439     $78,495
Reserve of acquired loans                               123        -           -           -           -            123       1,387
Provision for loan losses                             2,107       1,557       3,321       1,787       2,255       3,664       3,799
Net charge-offs:
Charge-offs                                          (3,774)     (3,538)     (3,860)     (2,697)     (2,663)     (7,312)     (5,096)
Recoveries                                            1,987       2,001         786       1,076       1,001       3,988       2,441

Net (charge-offs) recoveries                         (1,787)     (1,537)     (3,074)     (1,621)     (1,662)     (3,324)     (2,655)

Reserve balance at end of period                    $81,902     $81,459     $81,439     $81,192     $81,026     $81,902     $81,026

Historical Statistics

Balances
Average total loans                              $5,023,409  $4,921,346  $4,895,815  $4,907,435  $4,884,818  $4,972,658  $4,782,255
Total loans at period-end                         4,996,770   4,955,135   4,930,508   4,914,748   4,921,774   4,996,770   4,921,774


Risk Elements
Nonaccrual loans                                    $14,589     $14,628     $12,810     $14,213     $14,695     $14,589     $14,695
Other real estate acquired through foreclosure        1,152       1,337       1,160       1,634       1,436       1,152       1,436

Total nonperforming assets                          $15,741     $15,965     $13,970     $15,847     $16,131     $15,741     $16,131

Accruing loans 90 days or more past due              $4,503      $5,748      $4,983      $5,601      $4,928      $4,503      $4,928

Ratios
Net charge-offs (annualized) to average total loans    0.14 %      0.13 %      0.25 %      0.13 %      0.14 %      0.13 %      0.11
Reserve for loan losses to total loans at period-end   1.64        1.64        1.65        1.65        1.65        1.64        1.65
Nonperforming assets to total loans plus foreclosed
real estate at period-end                              0.31        0.32        0.28        0.32        0.33        0.32        0.33

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1997

INTRODUCTION
     Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). It should be read in conjunction with the unaudited Consolidated Financial Statements and related note presented within this report. The focus of this discussion concerns BancShares' four banking subsidiaries, because BancShares itself made an insignificant contribution to the consolidated totals. First-Citizens Bank & Trust Company ("FCB") operates branches in North Carolina and Virginia, Bank of Marlinton ("Marlinton") and Bank of White Sulphur Springs ("WSS") operate in West Virginia, and Atlantic States Bank operates in Georgia and North Carolina. During the second quarter of 1997, First-Citizens Bank, A Virginia Corporation ("FCB-VA") began operation. FCB-VA is a subsidiary of FCB and is the lending bank for all retail credit cards for N rolina customers. This company was established to allow BancShares to participate more fully in the very competitive credit card market.

SUMMARY
     BancShares realized an increase in earnings of 7.3 percent during the second quarter of 1997 compared to the second quarter of 1996.
Consolidated net income during the second quarter of 1997 was $17.6 million, compared to $16.4 million earned during the corresponding period of 1996. The higher earnings resulted from improved net interest income and growth in noninterest income offset by higher levels of noninterest expense. Net income per share during the second quarter of 1997 totaled $1.54, compared to $1.43 during the second quarter of 1996.
Return on average assets was 0.87 percent for the second quarter of 1997 compared to 0.86 percent during the same period of 1996.
    For the first six months of 1997, BancShares recorded net income of $34.2 million , compared to $33.2 million earned during the first six months of 1996. The 2.9 percent increase was the net result of beneficial increases in net interest income and noninterest income that were largely offset by higher noninterest expenses. Net income per share for the first six months of 1997 was $3.00, compared to $2.95 during the same period of 1996. BancShares returned
0.86 percent on average assets during the first six months of 1997 compared to
0.88 percent during the corresponding period of 1996.
    Other profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the second quarter and Table 5 for the first six months of 1997 and 1996.

INTEREST-EARNING ASSETS
     Average interest-earning assets for the second quarter of 1997 totaled $7.37 billion, an increase of $393.3 million or 5.6 percent from the second quarter of 1996. For the first six months of 1997, earning assets averaged $7.28 billion, an increase of $408.2 million over the same period of 1996.
These increases result from growth in the investment and loan portfolios.
     Loans. At June 30, 1997 and 1996, gross loans totaled $5 billion and $4.92 billion, respectively. As of December 31, 1996, gross loans were $4.93 billion. The $75 million growth in loans from June 30, 1996 to June 30, 1997 results from growth within BancShares' commercial loan products and home equity products during early 1997. Table 2 details outstanding loans by type for the past five quarters.
     During the second quarter of 1997, average loans totaled $5.02 billion, an increase of $138.6 million or 2.8 percent from the comparable period of 1996. Consumer loans averaged $1.25 billion during the second quarter of 1997, compared to $1.22 billion during the same period of 1996, an increase of $22.6 million or 1.8 percent. Average loans secured by real estate increased $56.5 million between the two periods, a 1.8 percent increase. This increase is primarily due to the growth in home equity loans, partially offset by the sale of residential mortgage loans in 1997.
     As of June 30, 1997, $110.2 million in fixed-rate residential mortgage loans are held for sale. All loans held for sale are carried at the lower of cost or market. Mortgage loan sale activity during the first six months of 1997 has resulted from two primary goals. First, as in the past, management continues to lessen the exposure to changes in interest rates by selling portions of its long-term fixed-rate loan portfolio. Second, management has focused on strengthening BancShares' capacity to meet the loan demand that has been growing among commercial borrowers during recent quarters. The sales of residential mortgage loans has supported both objectives, and such sales are likely to continue during the remainder of 1997.
     Management's loan growth projections for 1997 remain dependent on interest rates, as any upward pressure on interest rates will likely deter retail borrowers and may also impair commercial loan growth. Stability of market rates should allow continued modest expansion within the loan portfolio.
     Investment securities. At June 30, 1997 and 1996, the investment portfolio totaled $2.27 billion and $1.89 billion, respectively. At December 31, 1996, the investment portfolio was $2.14 billion. The 20.3 percent increase in the investment portfolio since June 30, 1996 resulted from the liquidity generated by deposit growth. All securities are classified as held-to-maturity, as BancShares has the ability and the positive intent to hold its investment portfolio until maturity. Table 4 presents detailed information relating to the investment portfolio.
     Included in other assets are marketable equity securities with a current fair value of $25.7 million. These securities are reported at their fair values, with the adjustment to historical cost recorded, net of deferred taxes, as an adjustment to shareholders' equity.
     Income on Interest-Earning Assets. Interest income amounted to $140.1 million during the second quarter of 1997, a 5.6 percent increase over the second quarter of 1996. Balance sheet growth contributed to higher interest income in the second quarter of 1997 when compared to the same period of 1996.
     The average yield on total interest-earning assets for the second quarter of 1997 was 7.60 percent, compared to 7.62 percent for the corresponding period of 1996.
     Loan interest income for the second quarter of 1997 was $106 million, an increase of $3.4 million or 3.3 percent from the second quarter of 1996, due to volume growth. The taxable-equivalent yield on the loan portfolio was 8.42 percent during the second quarter of 1997, compared to 8.40 percent during the same period of 1996.
     Income earned on the investment securities portfolio amounted to $31.8 million during the second quarter of 1997 and $28.7 million during the same period of 1996, an increase of $3.1 million or 10.8 percent. This increase is the combined result of a $176 million increase in the average securities portfolio and a 9 basis point increase in the taxable-equivalent yield. The securities portfolio taxable-equivalent yield increased from 5.80 percent for the quarter ended June 30, 1996, to 5.89 percent for the quarter ended June 30, 1997.

INTEREST-BEARING LIABILITIES
     At June 30, 1997 and 1996, interest-bearing liabilities totaled
$6.50 billion and $5.99 billion, respectively, compared to $6.27 billion as of December 31, 1996. During the second quarter of 1997, interest-bearing liabilities averaged $6.34 billion, an increase of 4.9 percent from the second quarter of 1996. Growth in interest-bearing deposit accounts caused much of the increase, resulting from acquired branches as well as new deposits from existing customers.
     Deposits. At June 30, 1997, total deposits were $7.13 billion, an increase of $495 million or 7.5 percent over June 30, 1996. Compared to the December 31, 1996 balance of $6.95 billion, total deposits have increased $173.3 million.
     Average interest-bearing deposits were $5.92 billion during the second quarter of 1997 compared to $5.71 billion during the second quarter of 1996, an increase of 3.7 percent. Much of the increase is attributed to average time deposits, which increased $111.3 million from the second quarter of 1996 to the second quarter of 1997. Average money market accounts increased $74.3 million from the second quarter of 1996 to the second quarter of 1997, while average Checking With Interest accounts increased $43.8 million between the two periods. Time deposits of $100,000 or more averaged 9.36 percent of total average deposits during the second quarter of 1997, compared to 9.23 percent during the same period of 1996. Management does not consider the current level of high dollar deposits to be excessive.
     Borrowed Funds. At June 30, 1997, short-term borrowings totaled $488 million compared to $392 million at December 31, 1996 and $338.6 million at June 30, 1996. For the quarters ended June 30, 1997 and 1996, short-term borrowings averaged $409.1 million and $320.6 million, respectively. This increase resulted from short-term borrowings relating to the formation of FCB-VA during the second quarter of 1997. Long-term obligations averaged $11.5 million during the second quarter of 1997, compared to $12.9 million during the second quarter of 1996.
     Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $64.5 million during the second quarter of 1997, a $3.1 million or 5 percent increase from the second quarter of 1996. The higher interest expense was the result of the $294 million increase in average interest-bearing liabilities. The rate on these liabilities was 4.08 percent during the second quarter of 1997, compared to 4.09 percent during the second quarter of 1996.

NET INTEREST INCOME
     Net interest income totaled $75.6 million during the second quarter of 1997, an increase of 6.1 percent from the second quarter of 1996.
The taxable-equivalent net yield on interest-earning assets was 4.14 percent for the second quarter of 1997, unchanged from the second quarter of 1996. The taxable equivalent interest rate spread for the second quarter of 1997 was 3.52 percent compared to 3.53 percent for the same period of 1996.
     A principal objective of BancShares' asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.

ASSET QUALITY
     Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current and projected economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating possible credit losses. At June 30, 1997, the reserve for loan losses amounted to $81.9 million or 1.64 percent of loans outstanding. This compares to $81.4 million or 1.65 percent at December 31, 1996, and $81 million or 1.65 percent at June 30, 1996.
     Management considers the established reserve adequate to absorb losses that relate to loans outstanding at June 30, 1997. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of additions to the reserve based on their judgments of information available to them at the time of their examination.
     The provision for loan losses charged to operations during the second quarter of 1997 was $2.1 million, compared to $2.3 million during the second quarter of 1996. Net charge-offs for the six months ended June 30, 1997 totaled $3.3 million, compared to net charge-offs of $2.7 million during the same period of 1996. The higher level of net charge-offs during 1997 have resulted from higher retail installment loan charge-offs as well as higher revolving loan charge-offs, a trend that management attributes to the rapid growth in personal bankruptcies. These higher levels of retail charge-offs have been partially offset by an increase in commercial loan recoveries. While net charge-offs have increased from 1996 to 1997, the annualized net charge-offs represent only 0.13 percent of loans outstanding for the six months ending June 30, 1997. Management remains committed to maintaining high levels of credit quality. Table 6 provides details concerning the reserve and provision for osses over the past five quarters and for the year-to-date for 1997 and 1996.
     Nonperforming assets. At June 30, 1997, BancShares' nonperforming assets amounted to $15.7 million or 0.31 percent of gross loans plus foreclosed properties, compared to $14 million at December 31, 1996, and $16.1 million at June 30, 1996. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

NONINTEREST INCOME
     During the first six months of 1997, noninterest income was $52.3 million, compared to $49.1 million during the same period of 1996. The 6.4 percent increase was due to growth in the credit card operation, improved trust income, and higher other service charge and fee income. As a result of continued growth in merchant income and growth in the number of cardholders, credit card fee income increased 20.6 percent from the first six months of 1996 to the same period of 1997. Income earned by the trust department increased 22.8 percent from the first six months of 1997, the result of growth in the assets under management.
     Other service charges and fees included fees earned by First Citizens Investor Services, which, during the first six months of 1997, were $2.5 million compared to $1.7 million during the same period of 1996. The 47.2 percent increase in fees resulted from growth in the subsidiary's sales of mutual fund and annuity products. Fee income also benefitted from a 12.1 percent increase in income generated from processing services provided to affiliate banks. These fees contributed $4.9 million during the first six months of 1997.

NONINTEREST EXPENSE
    Noninterest expense was $145.4 million for the first six months of 1997, a 10.5 percent increase over the $131.5 million recorded during the same period of 1996. Much of the increase in noninterest expense resulted from higher personnel-related expenses. Salaries and wages were $61.9 million during the first six months of 1997, an increase of 8.5 percent or $4.9 million over the same period of 1996. This increase is due to merit increases, as well as growth in incentives paid to sales associates. Employee benefits expense increased 19.9 percent from 1996 to 1997, the result of growth in health insurance expense. Equipment expense increased 18.8 percent during the first six months of 1997, compared to the corresponding period of 1996 due to increased maintenance contracts and increased equipment rental costs. Occupancy expense increased 6.4 percent during the first six months of 1997, the result of higher rent and depreciation expense. The $3.9 million increase in other e resulted from increases in advertising expense, expenses related to travel awards provided to credit card customers based on their card usage, and consultant expense, much of which relates to addressing technological compliance with the year 2000.

INCOME TAXES
     Income tax expense amounted to $19.4 million during the first six months of 1997, compared to $18.9 million during the same period of 1996, a 2.3 percent increase resulting from higher pre-tax income. The effective tax rates for these periods were 36.2 percent and 36.3 percent, respectively. The slight decrease in the effective tax rate from 1996 to 1997 results from a decrease in state income taxes.

LIQUIDITY
     Management relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity.. In the event additional liquidity is needed, BancShares maintains readily available sources to borrow funds through its correspondent network.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
     BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At June 30, 1997 and 1996, the leverage capital ratio of BancShares was 6.6 percent and 6.4 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' core capital ratio was 10.3 percent at June 30, 1997, and
9.8 percent as of June 30, 1996. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 11.4 percent at June 30, 1997 and 11 percent as of June 30, 1996. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies.

CURRENT ACCOUNTING AND REGULATORY ISSUES
     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure," (collectively, the "Pronouncements"). The Pronouncements are effective for 1997 and require disclosures regarding the matters included in the respective titles. Adoption of each of the Pronouncements is not expected to have a material impact on BancShares' consolidated financial statements. FASB has also issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." Management is currently evaluating SFAS. No. 130 and SFAS No. 131 and has not determined what impact, if any, those statements will have upon BancShares' consolidated financial statements.
     Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

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