Form 10-Q
period 1997-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 1997-11-14
CIK 798941

UNITED STATES
		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C.  20549


			       FORM 10-Q



	   Quarterly Report Pursuant to Section 13 or 15(d) of
		  The Securities Exchange Act of 1934

		   For the period ended  September 30, 1997

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


Class A Common Stock--$1 Par Value-- 9,631,599 shares
Class B Common Stock--$1 Par Value-- 1,753,854 shares
(Number of shares outstanding, by class, as of November 13, 1997)

			       INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

	  Consolidated Balance Sheets at September 30, 1997,
	  December 31, 1996, and September 30, 1996


	  Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1997, and September 30, 1996



	  Consolidated Statements of Changes in Shareholders' Equity for the three-month and nine-month periods ended September 30, 1997, and September 30, 1996



	  Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1997, and September 30, 1996


	  Note to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
	  Condition and Results of Operations



PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.
               27  Financial Data Schedule
               3.(ii)  Amended Bylaws of Registrant

	  (b)  Reports on Form 8-K.  During the quarter ended
	       September 30, 1997, Registrant filed no Current Reports on Form 8-K.

				       SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					      FIRST CITIZENS BANCSHARES, INC.
						      (Registrant)


Dated:	November 13, 1997			By:/s/Kenneth A. Black
						    Kenneth A. Black
						    Vice President, Treasurer,
						    and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Third Quarter 1997

Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries
                                                             September 30*       December 31#       September 30*
(thousands, except share data)                                    1997               1996               1996
Assets
Cash and due from banks                                          $451,772           $437,029             $422,343
Investment securities                                           2,432,424          2,138,831            1,912,448
Federal funds sold                                                 70,000            156,000              203,600
Loans                                                           5,208,195          4,930,508            4,914,748
Less reserve for loan losses                                       83,385             81,439               81,192

     Net loans                                                  5,124,810          4,849,069            4,833,556
Premises and equipment                                            264,066            229,496              222,118
Income earned not collected                                        63,268             60,175               56,942
Other assets                                                      189,251            184,972              175,111

     Total assets                                              $8,595,591         $8,055,572           $7,826,118

Liabilities
Deposits:
  Noninterest-bearing                                          $1,104,615         $1,087,474           $1,084,166
  Interest-bearing                                              6,193,269          5,866,554            5,724,199

     Total deposits                                             7,297,884          6,954,028            6,808,365
Short-term borrowings                                             539,382            392,006              332,448
Long-term obligations                                              11,482              6,922                6,715
Other liabilities                                                  84,353             87,109               85,626

     Total liabilities                                          7,933,101          7,440,065            7,233,154
Shareholders' Equity
Common stock:
   Class A - $1 par value (9,633,699; 9,651,900;
    and 9,668,576 shares issued, respectively)                      9,634              9,652                9,669
   Class B - $1 par value (1,756,229; 1,758,980;
    and 1,759,404 shares issued, respectively)                      1,756              1,759                1,759
Surplus                                                           143,760            143,760              143,753
Retained earnings						  496,673	     453,640		  437,783
Unrealized gains on marketable equity securities, net of taxes	   10,667	       6,696		      -

     Total shareholders' equity                                   662,490            615,507              592,964

     Total liabilities and shareholders' equity                $8,595,591         $8,055,572           $7,826,118

* Unaudited
# Derived from the Consolidated Balance Sheets included in the 1996 Annual Report on Form 10-K.
See accompanying Note to Consolidated Financial Statements.


First Citizens BancShares, Inc and Subsidiaries
Third Quarter 1997

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries

                                                                Three Months                Nine Months
                                                             Ended September 30         Ended September 30
(thousands, except per share data, unaudited)                 1997          1996           1997          1996
Interest income
Loans							   $107,892	 $104,013      $317,748      $306,779
Investment securities:
  U. S. Government					     34,732	   27,902	 96,461        84,184
  State, county and municipal					 53	       78	    203 	  252
  Other 							 25	       43	     84 	  131

  Total investment securities interest income                34,810        28,023        96,748        84,567
Federal funds sold					      2,792	    2,234	  7,555 	5,194

  Total interest income 				    145,494	  134,270	422,051       396,540
Interest expense
Deposits						     62,063	   57,090	178,778       172,712
Short-term borrowings					      6,651	    4,130	 15,806        11,761
Long-term obligations						233	      158	    611 	  813

  Total interest expense				     68,947	   61,378	195,195       185,286

  Net interest income					     76,547	   72,892	226,856       211,254
Provision for loan losses				      1,309	    1,787	  4,973 	5,586

  Net interest income after provision for loan losses	     75,238	   71,105	221,883       205,668
Noninterest income
Trust income						      2,808	    2,269	  8,361 	6,792
Service charges on deposit accounts			     10,615	   10,072	 30,865        30,497
Credit card income					      5,574	    4,505	 14,190        11,652
Other service charges and fees				      7,306	    6,120	 20,093        17,728
Other							      4,784	    3,111	  9,886 	8,553

  Total noninterest income                                   31,087        26,077        83,395        75,222

							    106,325	   97,182	305,278       280,890
Noninterest expense
Salaries and wages					     31,944	   29,203	 93,796        86,186
Employee benefits                                             5,967         5,239        17,883        15,181
Occupancy expense					      6,066	    5,600	 17,571        16,411
Equipment expense					      8,337	    6,881	 23,571        19,699
Other							     24,247	   31,174	 69,141        72,168

  Total noninterest expense                                  76,561        78,097       221,962       209,645

Income before income taxes				     29,764	   19,085	 83,316        71,245
Income taxes						     10,746	    6,647	 30,122        25,596

  Net income						    $19,018	  $12,438	$53,194       $45,649

Per Share
Net income						      $1.67	    $1.08	  $4.67 	$4.03
Cash dividends						      0.250	    0.225	  0.750 	0.675

See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1997

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries

					      Class A	Class B 		       Unrealized Gain
					       Common	 Common 	      Retained on Marketable	   Total
(thousands, except share data, unaudited)	Stock	  Stock    Surplus    Earnings Equity Securit	  Equity
Balance at December 31, 1995                   $8,950    $1,766   $106,954    $403,167                  $520,837

Issuance of 87,992 shares of Class A
common stock pursuant to the Employee
Stock Purchase Plan                                87                            3,951                     4,038
Issuance of 8,736 shares of Class A
common stock pursuant to the
Dividend Reinvestment Plan                          9                              114                       123
Issuance of 668,654 shares of Class A
common stock in connection with various
acquisitions                                      669                           32,734                    33,403
Redemption of 46,520 shares of Class A
common stock and 7,060 shares
Class B common stock                              (46)        (7)               (3,321)                   (3,374)
Net income                                                                      45,649                    45,649
Cash dividends                                                                  (7,712)                   (7,712)

Balance at September 30, 1996                  $9,669     $1,759  $143,753    $437,783                  $592,964

Balance at December 31, 1996                   $9,652     $1,759  $143,760    $453,640     $6,696       $615,507

Redemption of 18,201 shares of Class A
common stock and 2,751 shares of
Class B common stock                              (18)        (3)               (1,627)                   (1,648)
Net income                                                                      53,194                    53,194
Unrealized gain on marketable equity
securities, net of taxes                                                                    3,971          3,971
Cash dividends                                                                  (8,534)                   (8,534)

Balance at September 30, 1997                  $9,634     $1,756  $143,760    $496,673    $10,667       $662,490

See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1997

 Consolidated Statements of Cash Flows
 First Citizens BancShares, Inc. and Subsidiaries


								   Nine Months Ended September 30
(thousands, unaudited)                                                1997                    1996
Operating Activities
Net income							   $53,194		   $45,649
Adjustments:
Amortization of intangibles					     6,665		     6,032
Provision for loan losses					     4,973		     5,586
Deferred tax benefit						      (760)		    (1,966)
Change in current taxes payable 				    (1,326)		       874
Depreciation							    14,009		    12,700
Change in accrued interest payable				    (1,849)		    (3,815)
Change in income earned not collected				    (3,210)		     2,371
Origination of loans held for sale				  (312,429)		  (124,649)
Proceeds from sale of loans					   321,909		    77,465
(Gain) loss on mortgage loans					       300			69
Net amortization of premiums and discounts			     5,491		     9,705
Net change in other assets					    10,093		    (3,442)
Net change in other liabilities 				    (3,563)		     6,556
Net cash provided by operating activities			    93,497		    33,135

Investing Activities
Net increase in loans outstanding				  (253,192)		   (86,055)
Purchases of investment securities				  (651,725)		  (624,374)
Proceeds from maturities of investment securities		   363,770		   703,613
Net change in federal funds sold				    86,000		  (163,155)
Dispositions of premises and equipment				     1,305		     4,263
Additions to premises and equipment				   (48,594)		   (28,854)
Purchase of institutions, net of cash acquired			   105,535		     7,584
Net cash used by investing activities				  (396,901)		  (186,978)

Financing Activities
Net change in time deposits					   185,438		    44,550
Net change in demand and other interest-bearing dep		    (9,045)		   167,339
Net change in short-term borrowings				   151,936		   (77,408)
Repurchases of common stock					    (1,648)		    (3,374)
Proceeds from issuance of stock 				      - 		     4,161
Cash dividends paid						    (8,534)		    (7,712)
Net cash provided by financing activities			   318,147		   127,556

Change in cash and due from banks				    14,743		   (26,287)
Cash and due from banks at beginning of period			   437,029		   448,630
Cash and due from banks at end of period			  $451,772		  $422,343
Cash payments for:
Interest							  $197,558		  $189,101
Income taxes							    27,476		    27,569
Supplemental disclosure of noncash investing and financing activities:
Common stock issued for acquisitions				      - 		   $33,403
Long-term obligations issued for acquisitions			      - 		     1,468
Unrealized gain on marketable equity securities 		    $6,575		      -

See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1997

Financial Summary

								   1997 		       1996

													    Nine Months Ended
						     Third     Second	   First     Fourth	 Third	      September 30
(thousands, except per share data and ratios)	   Quarter    Quarter	 Quarter    Quarter    Quarter	     1997	1996
S>
Summary of Operations
Interest Income 				  $145,494   $140,118	$136,439   $137,655   $134,270	 $422,051   $396,540

Interest income - taxable equivalent		   145,999    140,634	 136,961    138,222    134,837	  423,594    398,279
Interest expense				    68,947     64,542	  61,706     62,964	61,378	  195,195    185,286

Net interest income-taxable equivalent		    77,052     76,092	  75,255     75,258	73,459	  228,399    212,993
Taxable equivalent adjustment			       505	  516	     522	567	   567	    1,543      1,739

Net interest income				    76,547     75,576	  74,733     74,691	72,892	  226,856    211,254
Provision for loan losses			     1,309	2,097	   1,567      3,321	 1,787	    4,973      5,586

Net interest income after provision for loan los    75,238     73,479	  73,166     71,370	71,105	  221,883    205,668
Noninterest income				    31,087     28,894	  23,414     28,082	26,077	   83,395     75,222
Noninterest expense				    76,561     74,817	  70,584     69,023	78,097	  221,962    209,645

Income before income taxes			    29,764     27,556	  25,996     30,429	19,085	   83,316     71,245
Income taxes					    10,746	9,972	   9,404     10,611	 6,647	   30,122     25,596

Net income					    19,018    $17,584	 $16,592    $19,818    $12,438	  $53,194    $45,649

Selected Average Balances
Total assets					 8,411,774 $8,099,236 $7,903,566 $7,935,197 $7,670,538 $8,140,047 $7,595,760
Investment securities				 2,359,115  2,166,362  2,094,376  2,097,690  1,919,935	2,207,587  1,964,606
Loans						 5,073,404  5,023,409  4,921,346  4,895,815  4,907,435	5,006,665  4,824,286
Interest-earning assets 			 7,632,755  7,368,645  7,196,138  7,209,982  6,989,109	7,400,834  6,913,094
Deposits					 7,144,502  6,952,848  6,823,697  6,831,926  6,641,427	6,974,860  6,593,327
Interest-bearing liabilities			 6,608,892  6,341,125  6,203,598  6,185,161  6,017,476	6,386,022  5,997,428
Long-term obligations				    12,017     11,545	   6,809      6,866	 7,762	   10,142     15,705
Shareholders' equity                               651,923   $635,680   $619,956   $599,953   $589,618   $635,667   $569,400
Shares outstanding				11,389,472 11,394,965 11,398,246 11,415,943 11,441,007 11,394,195 11,315,813

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets					      0.90%	 0.87%	    0.85%      0.99%	  0.65%      0.87%	0.80%
Shareholders' equity                                 11.57      11.10      10.85      13.14       8.39      11.19      10.71
Dividend payout ratio				     14.97	16.23	   17.12      14.37	 19.57	    16.06      16.75

Liquidity and Capital Ratios (averages)
Loans to deposits				     71.01%	72.25%	   72.12%     71.66%	 73.89%     71.78%     73.17%
Shareholders' equity to total assets                  7.75       7.85       7.84       7.56       7.69       7.81       7.50
Time certificates of $100,000 or more to total
deposits					      9.68	 9.36	    9.30       8.79	  8.61	     9.47	9.03

Per Share of Stock
Net income					     $1.67	$1.54	   $1.46      $1.74	 $1.08	    $4.67      $4.03
Cash dividends					     0.250	0.250	   0.250      0.250	 0.225	     0.75      0.675
Book Value at period end			     58.16	56.55	   55.22      53.94	 51.89	    58.16      51.89
Tangible book value at period end		     49.27	48.10	   46.89      45.42	 43.03	    49.27      43.03


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1997

Outstanding Loans by Type

										    Table 2
						1997			    1996
                                          Third     Second      First     Fourth      Third
(thousands)				Quarter    Quarter    Quarter	 Quarter    Quarter
 Real estate:
 Construction and land development	$108,363   $109,125   $103,361	 $109,806   $107,651
 Mortgage:
 1-4 family residential 	       1,411,922  1,383,250  1,529,972	1,542,836  1,587,352
 Commercial				 970,553    942,637    906,408	  882,067    850,358
 Equity Line				 548,959    510,067    430,924	  411,856    411,893
 Other					 133,661    134,793    134,852	  132,954    135,241
 Commercial and industrial		 588,158    569,327    533,812	  514,535    516,857
 Consumer			       1,355,783  1,258,330  1,230,501	1,251,704  1,218,605
 Lease financing			  75,922     73,861	69,496	   68,694     69,984
 Other					  14,874     15,380	15,809	   16,056     16,807

 Total loans			       5,208,195  4,996,770  4,955,135	4,930,508  4,914,748
 Less reserve for loan losses		  83,385     81,902	81,459	   81,439     81,192

 Net loans			      $5,124,810 $4,914,868 $4,873,676 $4,849,069 $4,833,556


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1997

Investment Securities

															Table 3
						September 30, 1997				     September 30, 1996
							  Average	Taxable 			  Average	Taxable
				     Book	  Fair	 Maturity    Equivalent 	Book	 Fair	 Maturity    Equivalent
(thousands)			    Value	 Value	(Yrs./Mos.)	  Yield        Value	  Value (Yrs./Mos.)	  Yield
 U. S. Government:
 Within one year		$1,054,982  $1,055,159	    0/6 	   5.77%    $749,731   $750,814    0/6		5.97
 One to five years		 1,363,244   1,365,991	    1/10	   5.97    1,142,458  1,133,318    1/9		5.78
 Five to ten years		     2,906	 2,961	    6/0 	   5.52        3,251	  2,175    6/10 	5.76
 Over ten years 		     4,855	 4,976	   19/10	   7.50        7,733	  7,752    18/7 	7.43

 Total				 2,425,987   2,429,087	    1/3 	   5.88    1,903,173  1,894,059    1/4		5.85

 State, county and municipal:
 Within one year		       910	 1,119	    0/7 	   6.23 	 777	    781    0/9		6.32
 One to five years		     3,425	 3,491	    2/11	   6.89        4,067	  4,332    2/11 	6.95
 Five to ten years		       509	   544	    5/2 	   8.16        1,271	  1,293    5/1		6.29
 Over ten years 		       175	   175	   19/11	   9.14 	 185	    185   20/11 	9.14

 Total				     5,019	 5,329	    3/3 	   6.98        6,300	  6,591    3/9		6.99

 Other
 Within one year		       853	   852	    0/4 	  14.20        1,553	  1,552    0/6		6.48
 One to five years		       555	   552	    1/5 	   5.42        1,377	  1,631    1/10        11.08
 Five to ten years			10	    10	    5/4 	   5.63 	  45	     45    5/8		5.43
 Total				     1,418	 1,414	    0/9 	  12.37        2,975	  2,958    11/9 	8.62

 Total investment securities	$2,432,424  $2,435,830	    1/3 	   5.89%  $1,912,448 $1,903,608    1/4		5.87%

/Table>

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1997



Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Third Quarter

															   Table 4
						       1997				  1996		Increase (decrease) due to:
						   Interest			      Interest
					 Average     Income    Yield	    Average	Income	Yield		    Yield
(thousands)				 Balance    Expense    /Rate	    Balance    Expense	/Rate	  Volume    /Rate    Total
Assets
Loans:
Secured by real estate                $3,092,757     $64,611    8.33 %   $3,089,270    $63,442   8.17 %      ($3)  $1,172   $1,169
Commercial and industrial		 583,231      13,079	8.68	    513,849	11,616	 8.56	   1,402       61    1,463
Consumer			       1,305,113      28,731	8.80	  1,218,164	27,734	 9.00	   1,781     (784)     997
Lease financing 			  77,472       1,621	8.85	     69,089	 1,393	 8.07	     131       97      228
Other					  14,831	 327	7.71	     17,063	   352	 8.19	     (25	0      (25)

Total loans			       5,073,404     108,369	8.52	  4,907,435    104,537	 8.43	   3,286      546    3,832
Investment securities:
U. S. Government		       2,352,277      34,732	5.86	  1,910,705	27,902	 5.81	   6,528      302    6,830
State, county and municipal		   5,213	  81	6.16	      6,253	   121	 7.70	     (18      (22)     (40)
Other					   1,625	  25	6.10	      2,977	    43	 5.75	     (20	2      (18)

Total investment securities	       2,359,115      34,838	5.86	  1,919,935	28,066	 5.82	   6,490      282    6,772
Federal funds sold			 200,237       2,792	5.53	    161,739	 2,234	 5.49	     537       21      558

Total interest-earning assets	      $7,632,756    $145,999	7.62 %	 $6,989,109   $134,837	 7.64 %  $10,313     $849  $11,162

Liabilities
Deposits:
Checking With Interest			$923,049      $2,478	1.07 %	   $867,218	$2,549	 1.17 %     $156    ($227)    ($71)
Savings 				 707,477       3,588	2.01	    724,255	 3,769	 2.07	     (80     (101)    (181)
Money market accounts			 933,002       8,806	3.74	    821,078	 7,371	 3.57	   1,045      390    1,435
Time deposits			       3,516,673      47,191	5.32	  3,246,938	43,401	 5.32	   3,703       87    3,790

Total interest-bearing deposits        6,080,201      62,063	4.05	  5,659,489	57,090	 4.01	   4,824      149    4,973
Federal funds purchased 		  20,386	 284	5.53	     14,534	   273	 7.47	      96      (85)	11
Repurchase agreements			  36,894	 407	4.38	     20,933	   227	 4.31	     175	5      180
Master notes				 313,366       3,689	4.67	    280,947	 3,142	 4.45	     377      170      547
U. S. Treasury tax and loan accounts	  13,365	 260	7.72	     17,117	   219	 5.09	     (60      101	41
Other short-term borrowings		 132,663       2,011	6.01	     16,694	   269	 6.41	   1,816      (74)   1,742
Long-term obligations			  12,017	 233	7.69	      7,762	   158	 8.10	      85      (10)	75

Total interest-bearing liabilities     $6,608,892     $68,947	4.14 %	 $6,017,476    $61,378	 4.06 %   $7,313     $256   $7,569
Interest rate spread						3.48 %				 3.58 %

Net interest income and net yield
on interest-earning assets			 $77,052      4.01 %		       $73,459	 4.18 %   $3,000     $593   $3,593


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1997

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Nine Months

         													   Table 5

						      1997			    1996	Increase (decrease) due to
						 Interest		       Interest
				       Average	   Income/  Yield/    Average	 Income/  Yield/	   Yield/    Total
(thousands)			       Balance	   Expense    Rate    Balance	 Expense    Rate  Volume     Rate   Change
Assets
Loans:
Secured by real estate		    $3,100,969	  $191,645   8.23%  $3,032,058	$187,243   8.17   $3,626     $776  $4,402
Commercial and industrial	       553,339	    36,767   8.48      496,365	  33,706   8.56    3,503     (442)  3,061
Consumer			     1,265,298	    85,276   8.92    1,213,816	  82,514   9.00    3,483     (721)  2,762
Lease financing 			71,834	     4,616   8.57	65,337	   3,906   8.07      429      281     710
Other					15,225	       878   7.71	16,710	   1,013   8.19      (83)     (52)   (135)

Total loans			     5,006,665	   319,182   8.51    4,824,286	 308,382   8.53   10,958     (158) 10,800
Investment securities:
U. S. Government		     2,199,958	    96,461   5.86    1,954,881	  84,184   5.75   10,604    1,673  12,277
State, county and municipal		 5,775	       312   7.22	 6,748	     388   7.68      (54)     (22)    (76)
Other					 1,854		84   6.06	 2,977	     131   5.88      (50)	3     (47)

Total investment securities	     2,207,587	    96,857   5.87    1,964,606	  84,703   5.76   10,500    1,654  12,154
Federal funds sold		       186,582	     7,555   5.41      124,202	   5,194   5.59    2,568     (207)  2,361

Total interest-earning assets	    $7,400,834	  $423,594   7.65   $6,913,094	$398,279   7.69  $24,026   $1,289 $25,315

Liabilities
Deposits:
Checking With Interest		      $914,580	    $7,323   1.07     $865,771	  $8,207   1.27     $437  ($1,321)  ($884)
Savings 			       709,681	    10,875   2.05      719,184	  11,309   2.10     (157)    (277)   (434)
Money market accounts		       900,416	    24,875   3.69      814,794	  21,524   3.53    2,318    1,033   3,351
Time deposits			     3,419,691	   135,705   5.31    3,247,178	 131,672   5.42    6,849   (2,816)  4,033

Total interest-bearing deposits      5,944,368	   178,778   4.02    5,646,927	 172,712   4.09    9,447   (3,381)  6,066
Federal funds purchased 		24,916	       955   5.12	28,015	   1,357   6.47     (135)    (267)   (402)
Repurchase agreements			28,337	       915   4.32	21,424	     697   4.35      224       (6)    218
Master notes			       295,600	    10,103   4.57      257,752	   8,547   4.43    1,270      286   1,556
U. S. Treasury tax and loan accou	11,965	       702   7.84	14,814	     574   5.18     (139)     267     128
Other short-term borrowings		70,694	     3,131   5.92	12,791	     586   6.12    2,607      (62)  2,545
Long-term obligations			10,142	       611   8.05	15,705	     813   6.91     (312)     110    (202)

Total interest-bearing liabilitie   $6,386,022	  $195,195   4.09   $5,997,428	$185,286   4.13  $12,962  ($3,053) $9,909

Interest rate spread					     3.56			   3.56

Net interest income and net yield
on interest-earning assets			  $228,399   4.13%		$212,993   4.12% $11,064   $4,342 $15,406


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1997

Summary of Loan Loss Experience and Risk Elements

         											    Table 6

							    1997			  1996
														 Nine Months Ended
						 Third	     Second	   First       Fourth	     Third	     September 30
(thousands, except ratios)		       Quarter	    Quarter	 Quarter      Quarter	   Quarter	  1997	      1996
Reserve balance at beginning of period	       $81,902	    $81,459	 $81,439      $81,192	   $81,026	$81,439     $78,495
Reserve of acquired loans			   358		123						    481       1,387
Provision for loan losses			 1,309	      2,107	   1,557	3,321	     1,787	  4,973       5,586
Net charge-offs:
Charge-offs					(3,162)      (3,774)	  (3,538)      (3,860)	    (2,697)	(10,474)     (7,793)
Recoveries					 2,978	      1,987	   2,001	  786	     1,076	  6,966       3,517

Net (charge-offs) recoveries			  (184)      (1,787)	  (1,537)      (3,074)	    (1,621)	 (3,508)     (4,276)

Reserve balance at end of period	       $83,385	    $81,902	 $81,459      $81,439	   $81,192	$83,385     $81,192

Historical Statistics

Balances
Average total loans			    $5,073,404	 $5,023,409   $4,921,346   $4,895,815	$4,907,435   $5,006,665   $,824,286
Total loans at period-end		     5,208,195	  4,996,770    4,955,135    4,930,508	 4,914,748    5,208,195    ,914,748

Risk Elements
Nonaccrual loans			       $11,983	    $14,589	 $14,628      $12,810	   $14,213	 11,983      14,213
Other real estate acquired through foreclosure	 1,450	      1,152	   1,337	1,160	     1,634	  1,450       1,634

Total nonperforming assets		       $13,433	    $15,741	 $15,965      $13,970	   $15,847	$13,433     $15,847

Accruing loans 90 days or more past due 	$4,157	     $4,503	  $5,748       $4,983	    $5,601	 $4,157      $5,601

Ratios
Net charge-offs (annualized) to average tota	  0.01 %       0.14 %	    0.13 %	 0.25 %       0.13 %	   0.09 %      0.12
Reserve for loan losses to total loans at pe	  1.60	       1.64	    1.64	 1.65	      1.65	   1.60        1.65
Nonperforming assets to total loans plus foreclosed
real estate at period-end			  0.26	       0.31	    0.32	 0.28	      0.32	   0.26        0.32


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1997

INTRODUCTION
    Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). It should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares' three banking subsidiaries. First-Citizens Bank & Trust Company ("FCB") operates branches in North Carolina and Virginia; First-Citizens Bank & Trust Company of West Virginia ("FCBWV") operates in West Virginia; and Atlantic States Bank operates offices in Georgia and North Carolina.

SUMMARY
    BancShares realized an increase in earnings of 52.9 percent during the third
quarter of 1997 compared to the third quarter of 1996.	Consolidated net income
during the third quarter of 1997 was $19 million, compared to $12.4 million earned during the corresponding period of 1996. The increase was primarily due to the negative impact of the 1996 third quarter FDIC SAIF deposit assessment. Net income during 1997 also benefitted from improved net interest income and growth in noninterest income. Net income per share during the third quarter of 1997 totaled $1.67, compared to $1.08 during the third quarter of 1996. Return on average assets was 0.90 percent for the third quarter of 1997 compared to
0.65 percent during the same period of 1996.
    For the first nine months of 1997, BancShares recorded net income of $53.2 million, compared to $45.6 million earned during the first nine months of 1996. The 16.5 percent increase was the net result of beneficial increases in net interest income and noninterest income that were partially offset by higher noninterest expenses. Net income per share for the first nine months of 1997 was $4.67, compared to $4.03 during the same period of 1996. BancShares returned
0.87 percent on average assets during the first nine months of 1997 compared to
0.80 percent during the corresponding period of 1996. During 1997, BancShares has purchased a total of seven branch offices from other banks. BancShares also purchased First Savings Financial Corp., the parent of First Savings Bank in Reidsville, North Carolina. These acquisitions contributed a total of $167.5 million in deposits and $37.8 million in loans. All other increases result from the existing banking network.
    Other profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the third quarter and Table 5 for the first nine months of 1997 and 1996.

INTEREST-EARNING ASSETS
    Average interest-earning assets for the third quarter of
1997 totaled $7.63 billion, an increase of $643.6 million or 9.2 percent from the third quarter of 1996. For the first nine months of 1997, earning assets averaged $7.40 billion, an increase of $487.7 million over the same period of 1996. These increases result from growth in the investment and loan portfolios.
    Loans. At September 30, 1997 and 1996, gross loans totaled $5.21 billion and $4.91 billion, respectively. As of December 31, 1996, gross loans were
$4.93 billion.	The $293.4 million growth in loans from September 30, 1996 to
September 30, 1997 results from growth within BancShares' commercial loan products and retail growth within home equity and sales finance products during 1997. Acquisitions during 1997 contributed $37.8 million in loans outstanding at September 30, 1997. Table 2 details outstanding loans by type for the past five quarters.
    During the third quarter of 1997, average loans totaled $5.07 billion, an increase of $166 million or 3.4 percent from the comparable period of 1996. Consumer loans averaged $1.31 billion during the third quarter of 1997, compared to $1.22 billion during the same period of 1996, an increase of $87 million or
7.1 percent. Much of that growth results from indirect automobile financing. Average commercial and industrial loans increased $69.4 million between the two periods, a 13.5 percent increase. Loans secured by real estate averaged $3.09 billion during the third quarter of both years. This component of the loan portfolio remained essentially unchanged as sales of residential mortgage loans offset the increases in retail home equity loans.
    For the year-to-date, loans have averaged $5.01 billion for 1997 compared to $4.82 billion for the same period of 1996. This $182.4 million or 3.8 percent increase is likewise due to growth among small business and retail customers. The 2.3 percent increase in loans secured by real estate includes the impact of the sale of the residential mortgage loans, partially offsetting the robust growth in home equity loans during 1997.
    As of September 30, 1997, $17.9 million in fixed-rate residential mortgage
loans are classified as held for sale.	All loans held for sale are carried at
the lower of cost or market. During the first nine months of 1997, BancShares sold $250.7 million in residential mortgage loans, compared to sales of $77.5 million during the same period of 1996. The sales during 1997 have resulted in a net loss of $300,000, compared to a net loss of $67,000 from loan sales during 1996. Mortgage loan sale activity during the first nine months of 1997 has resulted from two primary goals. First, as in the past, management seeks to lessen the exposure to changes in interest rates by selling portions of its long-term fixed-rate loan portfolio. Second, management has focused on strengthening BancShares' capacity to meet the loan demand that has been growing among commercial borrowers during recent quarters. The sales of residential mortgage loans has supported both objectives.
    Management anticipates modest growth among commercial and indirect installment loans for the rest of 1997. Direct installment loans and real-estate loans will likely see sluggish loan growth. All growth projections, however, remain dependent on interest rates, as any upward pressure on interest rates will likely deter retail borrowers and may also impair commercial loan growth.
    Investment securities. At September 30, 1997 and 1996, the investment portfolio totaled $2.43 billion and $1.91 billion, respectively. At December 31, 1996, the investment portfolio was $2.14 billion. The 27.2 percent increase in the investment portfolio since September 30, 1996 resulted from deposit growth that has exceeded loan demand. All securities are classified as held-to-maturity, as BancShares has the ability and the positive intent to hold its investment portfolio until maturity. Table 3 presents detailed information relating to the investment portfolio.
    Included in other assets are marketable equity securities with a current fair value of $29.2 million. These securities are reported at their fair values, with the adjustment to historical cost recorded, net of deferred taxes, as an adjustment to shareholders' equity.
     Income on Interest-Earning Assets. Interest income amounted to $145.5 million during the third quarter of 1997, an 8.4 percent increase over the third quarter of 1996. Balance sheet growth contributed to higher interest income in the third quarter of 1997 when compared to the same period of 1996. The average yield on total interest-earning assets for the third quarter of 1997 was 7.62 percent, compared to 7.64 percent for the corresponding period of 1996.
    Loan interest income for the third quarter of 1997 was $107.9 million, an increase of $3.9 million or 3.7 percent from the third quarter of 1996, due to volume growth. The taxable-equivalent yield on the loan portfolio was 8.52 percent during the third quarter of 1997, compared to 8.43 percent during the same period of 1996. The improved loan yield reflects the sale of lower-yielding residential mortgage loans during 1997.
    For the nine months ending September 30, 1997, loan interest income was $317.7 million, an increase of $11 million or 3.6 percent over the same period of 1996. The increase in interest income reflects the growth in the loan portfolio.
    Income earned on the investment securities portfolio amounted to $34.8 million during the third quarter of 1997 and $28 million during the same period of 1996, an increase of $6.8 million or 24.2 percent. This increase is the result of a $439.2 million increase in the average securities portfolio. The securities portfolio taxable-equivalent yield increased from 5.82 percent for the quarter ended September 30, 1996, to 5.86 percent for the quarter ended September 30, 1997.
    For the nine months ending September 30, 1997, interest income from investment securities was $96.7 million, compared to $84.6 million during the same period of 1996, an increase of 14.4 percent. This increase is the direct result of growth in the securities portfolio.

INTEREST-BEARING LIABILITIES
    At September 30, 1997 and 1996, interest-bearing liabilities totaled $6.74 billion and $6.06 billion, respectively, compared to $6.27 billion as of December 31, 1996. During the third quarter of 1997, interest-bearing liabilities averaged $6.61 billion, an increase of 9.8 percent from the third quarter of 1996. Growth in interest-bearing deposit accounts caused much of the increase, resulting from acquired branches as well as new deposits from existing customers.
    Deposits. At September 30, 1997, total deposits were $7.30 billion, an increase of $489.5 million or 7.2 percent over September 30, 1996. Compared to the December 31, 1996 balance of $6.95 billion, total deposits have increased $343.9 million. Acquisitions during 1997 have contributed a total of $167.5 million in deposits.
     Average interest-bearing deposits were $6.08 billion during the third quarter of 1997 compared to $5.66 billion during the third quarter of 1996, an increase of 7.4 percent. Much of the increase is attributed to average time deposits, which increased $269.7 million from the third quarter of 1996 to the
third quarter of 1997.	Much of the growth in time deposits has resulted from
the in-store network that has expanded significantly during 1997. Average money market accounts increased $111.9 million from the third quarter of 1996 to the third quarter of 1997, while average Checking With Interest accounts increased
$55.8 million between the two periods.	Time deposits of $100,000 or more
averaged 9.68 percent of total average deposits during the third quarter of
1997, compared to 8.61 percent during the same period of 1996.	Management does
not consider the current level of high dollar deposits to be excessive.
    Borrowed Funds. At September 30, 1997, short-term borrowings totaled $539.4 million compared to $392 million at December 31, 1996 and $332.4 million at September 30, 1996. For the quarters ended September 30, 1997 and 1996, short-term borrowings averaged $516.7 million and $350.2 million, respectively. This increase resulted from short-term borrowings relating to the formation of First Citizens Bank, A Virginia Corporation during the second quarter of 1997. This company, a wholly-owned subsidiary of FCB, was created to own the retail credit cards originated through FCB. The debt associated with the new subsidiary is expected to remain outstanding until early 1998. Long-term obligations averaged $12 million during the third quarter of 1997, compared to
$7.8 million during the third quarter of 1996.	The increase in long-term
obligations results from the modification of outstanding debt during the second quarter that extended the repayment of a note payable by another subsidiary of FCB.
    Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $68.9 million during the third quarter of 1997, a $7.6 million or
12.3 percent increase from the third quarter of 1996. The higher interest expense was the result of the $591.4 million increase in average interest-bearing liabilities. The rate on these liabilities was 4.14 percent during the third quarter of 1997, compared to 4.06 percent during the third quarter of 1996.
    For the year-to-date, interest expense was $195.2 million, compared to $185.3 million for the same period of 1996. The 5.3 percent increase is largely due to the growth in time deposits.

NET INTEREST INCOME
    Net interest income totaled $76.5 million during the third quarter of 1997, an increase of 5 percent from the third quarter of 1996. The taxable-equivalent net yield on interest-earning assets was 4.01 percent for the third quarter of 1997, down 17 basis points from the 4.18 percent achieved for the third quarter of 1996. The taxable equivalent interest rate spread for the third quarter of 1997 was 3.48 percent compared to 3.58 percent for the same period of 1996.
    A principal objective of BancShares' asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.


ASSET QUALITY
     Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current and projected economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating possible credit losses. At September 30, 1997, the reserve for loan losses amounted to $83.4 million or 1.60 percent of loans outstanding. This compares to $81.4 million or 1.65 percent at December 31, 1996, and $81.2 million or 1.65 percent at September 30, 1996.
     Management considers the established reserve adequate to absorb losses that relate to loans outstanding at September 30, 1997. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of additions to the reserve based on their judgments of information available to them at the time of their examination.
    The provision for loan losses charged to operations during the third quarter of 1997 was $1.3 million, compared to $1.8 million during the third quarter of 1996. Net charge-offs for the nine months ended September 30, 1997 totaled $3.5 million, compared to net charge-offs of $4.3 million during the same period of 1996. The lower level of net charge-offs during 1997 have resulted from an increase in commercial loan recoveries, which have more than offset the increase in revolving credit charge-offs as well as higher retail installment loan charge-offs. Management attributes the increase in revolving loan charge-offs and retail installment loan charge-offs to an increase in personal bankruptcies. The annualized net charge-offs represent only 0.09 percent of loans outstanding for the nine months ending September 30, 1997. Management remains committed to maintaining high levels of credit quality. Table 6 provides details concerning the reserve and provision for loan losses ov past five quarters and for the year-to-date for 1997 and 1996.
     Nonperforming assets. At September 30, 1997, BancShares' nonperforming assets amounted to $13.4 million or 0.26 percent of gross loans plus foreclosed properties, compared to $14 million at December 31, 1996, and $15.8 million at September 30, 1996. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

NONINTEREST INCOME
     During the first nine months of 1997, noninterest income was $83.4 million, compared to $75.2 million during the same period of 1996. The 10.9 percent increase was due to growth in the credit card operation, higher other service charge and fee income, and improved trust income. Fee income from the credit card operation has improved as a result of the relocation of the credit card accounts to the Virginia bank. Continued growth in merchant income and the number of cardholders has also contributed to a 21.8 percent increase in credit card fee income from the first nine months of 1996 to the same period of 1997. Income earned by the trust department increased 23.1 percent from the first nine months of 1997, the result of growth in assets under management.
    Other service charges and fees includes fees earned by First Citizens Investor Services, which, during the first nine months of 1997, were $3.9 million compared to $2.5 million during the same period of 1996. The 53.7 percent increase in fees resulted from growth in the subsidiary's sales of mutual fund and annuity products. Fee income also benefitted from a 12.1 percent increase in income generated from processing services provided to affiliate banks. These fees contributed $7.7 million during the first nine months of 1997, compared to $7.2 million during the same period of 1996.
Results from the sale of residential mortgage loans is included in other income; these sale resulted in net losses of $300,000 for the first nine months of 1997, compared to net losses of $67,000 during the same period of 1996.

NONINTEREST EXPENSE
    Noninterest expense was $222 million for the first nine months of 1997, a
5.9 percent increase over the $209.6 million recorded during the same period of 1996. The comparison of operating expenses between 1996 and 1997 is significantly affected by the 1996 SAIF assessment. Ignoring the impact of the 1996 SAIF assessment, the increase in noninterest expense would have been $22.6 million or 11.4 percent.
     Much of the increase in noninterest expense resulted from higher personnel-related expenses. Salaries and wages were $93.8 million during the first nine months of 1997, an increase of 8.8 percent or $7.6 million over the same period of 1996. This increase is the result of new associates hired for Atlantic States Bank, First Citizens Direct, and the bank's "in-store" Financial Service Centers. Employee benefits expense increased 17.8 percent from 1996 to 1997, the result of growth in health insurance expense.
    Equipment expense increased 19.7 percent during the first nine months of 1997, compared to the corresponding period of 1996 due to higher technology related expenditures. Equipment expenses increased $3.9 million during 1997. In addition to equipment purchases and leases, maintenance costs continue to grow, the result of investments in processing and delivery systems.
    Occupancy expense increased 7.1 percent during the first nine months of 1997, the result of higher rent and depreciation expense. The $1.2 million increase reflects the expanding branch franchise and the renovations of existing facilities and construction of new offices.
    The $3.0 million decrease in other expenses resulted from the absence of the FDIC insurance assessment which adversely affected other expenses during 1996. Without that single expense during the third quarter of 1996, other expenses would have increased $7.3 million or 11.8 percent. The significant increases in other expense include costs relating to technological issues related to the year 2000. During 1997, BancShares anticipates incurring $2 million in expense related to Year 2000 remediation, with an additional $2 million to $3 million incurred during 1998. Additional expense variances in other expenses during the first nine months of 1997 when compared to the same period of 1996 include a $1.4 million increase in advertising expense and a $1.2 million increase in costs associated with a cardholder award program.

INCOME TAXES
    Income tax expense amounted to $30.1 million during the first nine months of 1997, compared to $25.6 million during the same period of 1996, a 17.7 percent
increase resulting from higher pre-tax income.	The effective tax rates for
these periods were 36.2 percent and 36 percent, respectively. The slight increase in the effective tax rate from 1996 to 1997 results from an increase in state income taxes.

LIQUIDITY
     Management relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset
growth and maintain liquidity.	In the event additional liquidity is needed,
BancShares maintains readily available sources to borrow funds through its correspondent network.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
      BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At September 30, 1997 and 1996, the leverage capital ratio of BancShares was 6.6 percent and 6.4 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' core capital ratio was 10.1 percent at September 30, 1997, and 9.9 percent as of September 30, 1996. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 11.4 percent at September 30, 1997 and 11.1 percent as of September 30, 1996. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies.

CURRENT ACCOUNTING AND REGULATORY ISSUES
    The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure," (collectively, the "Pronouncements"). The Pronouncements are effective for 1997 and require disclosures regarding the matters included in the respective titles. Adoption of each of the Pronouncements is not expected to have a material impact on BancShares' consolidated financial statements.
    FASB has also issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS. No. 130 and SFAS No. 131 will alter the disclosure requirements, but will have no impact on BancShares' consolidated financial statements.
    Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

NOTE A

ACCOUNTING POLICIES
    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim
financial information.	Accordingly, they do not include all of the information
and footnotes required by generally accepted accounting principles for complete statements.
    In the opinion of management, the consolidated statements contain all material adjustments necessary to present fairly the financial position of First Citizens BancShares, Inc. as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses
during the reporting period.   Actual results could differ from those estimates.
    These financial statements should be read in conjunction with the financial statements and notes included in the 1996 First Citizens BancShares Annual Report, which is incorporated by reference on Form 10-K. Certain amounts for prior years have been reclassified to conform with statement presentations for 1997. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.