Form 10-K
period 1997-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 1998-03-30
CIK 798941

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K




                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  December 31, 1997                                         0-16471
-------------------------------------------------------------------------------
For the fiscal year ended                            Commission File Number

                         FIRST CITIZENS BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in the charter)

         Delaware                                        56-1528994
--------------------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                    Identification Number)

                          239 Fayetteville Street Mall
                          Raleigh, North Carolina 27601
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

       Registrant's Telephone Number, including Area Code: (919) 716-7000


Securities registered pursuant to:
         Section 12(b) of the Act:     None
         Section 12(g) of the Act:     Class A Common Stock, Par Value $1
                       Class B Common Stock, Par Value $1
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days. Yes X       No
                                       ---------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on last reported sales prices on March 24, 1998, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant as of such date was $635,233,000.

On March 24, 1998, there were 9,026,514 outstanding shares of the Registrant's Class A Common Stock and 1,753,854 outstanding shares of the Registrant's Class B Common Stock.

Portions of the Registrant's definitive Proxy Statement dated March 24, 1998 are incorporated in Part III of this report, as is information contained in the 1997 Annual Report.

                                     PART I
--------------------------------------------------------------------------------

Item 1.  Business

First Citizens BancShares, Inc ("BancShares") was incorporated under the laws of Delaware on August 7, 1986, to become the successor to First Citizens Corporation ("FCC"), a North Carolina corporation that was the bank holding company of First-Citizens Bank & Trust Company (the "Bank"), its banking subsidiary. On October 21, 1986, FCC was merged into BancShares, and BancShares became the sole shareholder of the Bank. The Bank was chartered on March 4, 1893, as the Bank of Smithfield, Smithfield, North Carolina and through a series of mergers and name changes, it later became First-Citizens Bank & Trust Company.

The Bank is the fifth largest commercial bank in North Carolina based upon total deposits. Its growth has been generated principally by acquisitions and de novo branching that have occurred under the leadership of the R.P. Holding family. As of December 31, 1997, the Bank operated 329 offices in North Carolina and Virginia.

On September 1, 1994, BancShares acquired Bank of Marlinton, a West Virginia-charted bank with headquarters in Marlinton, West Virginia. On June 1, 1995, BancShares acquired Bank of White Sulphur Spring ("WSS"), a West Virginia-charted bank with headquarters in White Sulphur Springs, West Virginia. On August 1, 1997, BancShares merged Marlinton into WSS to form First-Citizens Bank & Trust Company. At December 31, 1997, the West Virginia bank operated four offices and had $122.7 million in assets.

On April 28, 1997, BancShares opened Atlantic States Bank, a federally-chartered thrift institution with offices in Raleigh, North Carolina and the metropolitan Atlanta, Georgia area. Later during 1997, ASB announced its intention to extend its branch network into southwestern Florida, specifically in the Fort Myers area. At December 31, 1997, ASB had 7 offices with total assets of $119.6 million.

BancShares' executive offices are located at 239 Fayetteville Street, Raleigh, North Carolina, 27601, and its telephone number is (919) 716-7000. At December 31, 1997, BancShares and its subsidiaries employed a full-time staff of 3,722 and a part-time staff of 852 for a total of 4,574 employees.

BancShares' principal assets are its investment in and receivables from its banking subsidiaries. Its primary sources of income are dividends from the Bank and interest income on its investment securities portfolio and funds loaned by BancShares to the Bank. Certain legal restrictions exist regarding the ability of the Bank to transfer funds to BancShares in the form of cash dividends or loans. For information regarding these restrictions, see Note P of BancShares' consolidated financial statements, contained in this report.

The subsidiary banks seek to meet the needs of both consumers and commercial entities in their respective market areas. These services, offered at most offices, include normal taking of deposits, cashing of checks, and providing for individual and commercial cash needs; numerous checking and savings plans; commercial, small business and consumer lending; a full-service trust department; and other activities incidental to commercial banking. Bank subsidiaries American Guaranty Insurance Company and Triangle Life Insurance Company underwrite and sell various forms of credit-related insurance products. Neuse, Incorporated ("Neuse"), owns many of the facilities in which the Bank operates branches. First Citizens Investor Services, Inc., provides various investment products, including annuities, discount brokerage services and third-party mutual funds to customers. First-Citizens Bank, A Virginia Corporation ("FCB-AVC") is the issuing and processing bank for BancShares' retail credit cards. Various other subsidiaries are either inactive or not material to BancShares' consolidated financial position or to consolidated net income.

As of December 31, 1997, BancShares had consolidated assets of $8.95 billion, consolidated deposits of $7.58 billion and shareholders' equity of $601.6 million. Table 6 includes information such as average assets, deposits, shareholders' equity and interest-earning assets of BancShares for the five years ended December 31, 1997. Rates of return on average assets and average equity and the ratio of shareholders' equity to total assets for the last five years are presented in Table 1 of this report.

--------------------------------------------------------------------------------

During 1994, Congress approved legislation that will allow adequately capitalized and managed bank holding companies to acquire control of banks in any state ("the Interstate Banking Law"). Acquisitions will be subject to anti-trust provisions that limit the state and national deposits that may be controlled by a single bank holding company. Under the Interstate Banking Law, banks were permitted, beginning June 1, 1997, to merge across state lines, subject to concentration, capital and Community Reinvestment Act requirements and regulatory approval. Some states authorized mergers earlier than June 1, 1997, and states could enact restrictions on mergers prior to that date. The Interstate Banking Law also allows states to permit out-of-state banks to open new branches within their borders. The banks operate under the jurisdiction of the Federal Deposit Insurance Corporation and the respective state or Federal banking authorities and are subject to the laws administered by those authorities and the rules and regulations thereunder.

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

During 1997, BancShares continued its efforts to address the issues related to ensuring its systems will continue to operate reliably in 2000. BancShares has devoted substantial attention and resources to this issue and continues its efforts to identify and cure potentially-deficient areas. BancShares retained a reputable advisor to help diagnose and make the required revisions to ensure date-sensitive information will retain its integrity after the turn of the century. BancShares has enacted a timetable that will result in its own systems being corrected and tested prior to year 2000.

The responsibility for ensuring year 2000 compliance extends to governmental agencies, businesses and customers who exchange information or services with BancShares or are dependent on computer-generated information to meet their contractual obligations with others. To the extent that these unaffiliated organizations and customers are not successful in their compliance efforts and BancShares is dependent on those organizations for information, services, satisfaction of loan repayments or other contractual obligations, there are uncertainties as to the ultimate impact that the year 2000 will have on BancShares. BancShares continues to work with software vendors, suppliers, sources and recipients of data and customers to determine the areas of exposure that require attention.

BancShares will continue its efforts to identify and correct problems related to year 2000 and to verify by testing that the solutions enacted will address the consequences of the year 2000 on its own systems, and, to the extent possible, those systems that provide information or are otherwise critical to BancShares' business.


Item 2.  Properties

As of December 31, 1997, BancShares owned land and/or office buildings in which its operates offices at 221 locations. BancShares leases from Neuse 51 locations that have office buildings located thereon in which the BancShares maintains offices. In addition, BancShares leases 173 other locations. Additional information relating to premises, equipment and lease commitments is set forth in Note E of BancShares' consolidated financial statements.

--------------------------------------------------------------------------------

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


Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II
--------------------------------------------------------------------------------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

BancShares' Class A and Class B common stock is traded in the over-the-counter market, and the Class A common stock is listed on the National Association of Securities Dealers Automated Quotation National Market System under the symbol FCNCA. Stock information for the two-year period ending December 31, 1997, is presented in Table 17.

The per share cash dividends paid by BancShares during each quarterly period during 1997 and 1996 are set forth in Table 17 of this report. A cash dividend of 25 cents per share was declared by the Board of Directors on January 26, 1998, payable April 6, 1998, to holders of record as of March 16, 1998. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. Subject to the foregoing, it is currently management's expectation that comparable cash dividends will continue to be paid in the future.

Additional information is included on page 36 of Registrant's 1997 Annual
Report.


Item 6.  Selected Financial Data

Information is included in Table 1 on page 17 of Registrant's 1997 Annual Report in the table 'Financial Summary and Selected Average Balances and Ratios'.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information is included on pages 17 through 36 of Registrant's 1997 Annual
Report


Item 8.  Financial Statements and Supplementary Data

Information is included on the indicated pages of Registrant's 1997 Annual
Report:

                  Independent Auditors' Report                                                 37
                  Consolidated Balance Sheets at December 31, 1997 and 1996                    38
                  Consolidated Statements of Income for each of the years
                    in the three-year period ended December 31, 1997                           39
                  Consolidated Statements of Changes in Shareholders' Equity for each
                     of the years in the three-year period ended December 31, 1997             40
                  Consolidated Statements of Cash Flows for each of the years in the
                     three-year period ended December 31, 1997                                 41
                  Notes to Consolidated Financial Statements                                42-58
                  Quarterly Financial Summary for 1997 and 1996                                34


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

                                    PART III
--------------------------------------------------------------------------------
Information required by Part III of this Report on Form 10-K is incorporated herein by reference from the indicated pages of Registrant's definitive Proxy Statement dated March 24, 1998, as follows:

Item 10. Directors and Executive Officers of the Registrant

Information found on pages 6-9 under the caption "Proposal 1: Election of Directors" and 11 under the caption "Executive Officers."


Item 11. Executive Compensation

Information found on pages 8-9 under the caption "Directors' Fees and Compensation;" 9 under the caption "Compensation Committee Interlocks and Insider Participation;" 12-13 under the captions "Executive Compensation" and "Pension Plan and Other Post-Retirement Benefits."


Item 12. Security Ownership of Certain Beneficial Owners and Management

Information found on pages 2-6 under the captions "Principal Holders of Voting Securities" and "Ownership of Securities by Management."


Item 13. Certain Relationships and Related Transactions

Information found on pages 8 under footnote (4) to the table under the caption "Proposal 1: Election of Directors" and pages 14-15 under the caption "Transactions with Management."

                                     PART IV
--------------------------------------------------------------------------------

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

         3. Exhibits. The following documents are attached hereto or incorporated herein by reference as exhibits:

  3.1 Certificate of Incorporation of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 of the 1992 Annual Report to the SEC on Form 10-K)

  3.2 Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 of the September 30, 1997 Report to the SEC on Form 10-Q)

  4.1 Specimen of Registrant's Class A Common Stock certificate (incorporated herein by reference to Exhibit 4.1 of the 1993 Annual Report to the SEC on Form 10-K)

  4.2 Specimen of Registrant's Class B Common Stock certificate (incorporated herein by reference to Exhibit 4.2 of the 1993 Annual Report to the SEC on Form 10-K)

*10.1 Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 1, 1986, as amended by the Third Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Lewis R. Holding (incorporated herein by reference to Exhibit 10.1 of Registrant's 1993 Annual Report to the SEC on Form 10-K)

*10.2 Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 1, 1986, as amended by the Third Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding (incorporated herein by reference to Exhibit 10.2 of Registrant's 1993 Annual Report to the SEC on Form 10-K)

*10.3 Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 1, 1986, as amended by the Third Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and James B. Hyler, Jr. (incorporated herein by reference to Exhibit 10.3 of Registrant's 1993 Annual Report to the SEC on Form 10-K)

*10.4 Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 23, 1996, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding, Jr.(incorporated herein by reference to Exhibit 10.4 of Registrant's 1994 Annual Report to the SEC on Form 10-K)

*10.5 Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement dated August 23, 1989, as amended by the Second Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and James M. Parker (incorporated herein by reference to Exhibit 10.8 of Registrant's 1993 Annual Report to the SEC on Form 10-K)

*10.6 Second Death Benefit and Post-Retirement Non-Competition and Consultation Agreement dated April 28, 1997, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (filed herewith)

--------------------------------------------------------------------------------


*10.7 Consulting Agreement dated February 17, 1988, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (incorporated herein by reference to Exhibit 10.7 of the 1987 Annual Report to the SEC on Form 10-K)

*10.9 Retirement Payment Agreement dated May 1, 1985, between First Federal Savings and Loan Association, Hendersonville, North Carolina ("First Federal"), and William McKay, which agreement was ratified by Registrant upon its acquisition of First Federal (incorporated herein by reference to Exhibit 10.9 of the 1991 Annual Report to the SEC on Form 10-K)

*10.10 Retirement Payment Agreement dated August 1, 1987, between First Federal and William McKay, which agreement was ratified by Registrant upon its acquisition of First Federal (incorporated herein by reference to Exhibit 10.10 of the 1991 Annual Report to the SEC on Form 10-K)

*10.11 Employment Agreement dated August 4, 1995, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Brent D. Nash (incorporated herein by reference to Exhibit 10.11 of the 1994 Annual Report to the SEC on Form 10-K)

*10.12 Retirement Payment Agreement dated August 8, 1991, between Edgecombe Homestead and Loan Assn., Inc. ("Edgecombe"), and Brent D. Nash, which agreement was ratified by Registrant upon its acquisition of Edgecombe (incorporated herein by reference to Exhibit 10.12 of the 1994 Annual Report to the SEC on Form 10-K)

*10.13 Article IV Section 4.1.d of the Agreement and Plan of Reorganization and Merger by and among First Investors Savings Bank, Inc., SSB, First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page II-38 of Registrant's S-4 Registration Statement filed with the Commission on December 19, 1994 (Registration No. 33-84514)

*10.14 Article IV Section 4.1.e of the Agreement and Plan of Reorganization and Merger by and among State Bank and First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page I-36 of Registrant's S-4 Registration Statement filed with the Commission on November 16, 1994 (Registration No. 33-86286)

*10.15 Article V Section 5.4.a of the Agreement and Plan of Reorganization and Merger By and Between Allied Bank Capital, Inc. and First Citizens BancShares, Inc., dated August 7, 1996, located at page I-47 of Registrant's S-4 Registration Statement filed with the Commission on September 28, 1995 (Registration No. 33-63009)

  13     Registrant's Annual Report to Shareholders for the year ended
December 31, 1997 (filed herewith)

  22     Subsidiaries of the Registrant (filed herewith)

  27     Financial Data Schedule (filed herewith)

  99     Registrant's definitive Proxy Statement dated March 24, 1998
(filed pursuant to Rule 14a-6(c))
------------------
* Denotes a management contract or compensation plan or arrangement in which an executive officer or director of Registrant participates.

         (b) Reports on Form 8-K. During the fourth quarter of 1997 the Registrant filed no Form 8-K Current Reports.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 20, 1998            FIRST CITIZENS BANCSHARES, INC. (Registrant)


                                  /s/ James B. Hyler, Jr.
                                  ------------------------------
                                  James B. Hyler, Jr.
                                  Vice Chairman and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on March 20, 1998.


       Signature                                    Title                              Date
---------------------------------------------------------------------------------------------------------
/s/Lewis R. Holding                              Chairman and Chief                March 20, 1998
----------------------------------------------   Executive Officer
Lewis R. Holding                                 (principal executive
                                                 officer)


/s/Frank B. Holding                              Executive Vice Chairman           March 20, 1998
----------------------------------------------
Frank B. Holding




/s/James B. Hyler, Jr.                           Vice Chairman                     March 20, 1998
----------------------------------------------
James B. Hyler, Jr.




/s/Frank B. Holding, Jr.                         President                         March 20, 1998
----------------------------------------------
Frank B. Holding, Jr.




/s/Kenneth A. Black                              Vice President,                   March 20, 1998
----------------------------------------------   Treasurer, and Chief
Kenneth A. Black                                 Financial Officer
                                                 (principal financial
                                                 and accounting officer)





       Signature                                    Title                                        Date
---------------------------------------------------------------------------------------------------------




/s/John M. Alexander, Jr.                        Director                          March 20, 1998
----------------------------------------------
John M. Alexander, Jr.




----------------------------------------------   Director
Ted L. Bissett





/s/B. Irvin Boyle                                Director                          March 20, 1998
----------------------------------------------
B. Irvin Boyle





/s/George H. Broadrick                           Director                          March 20, 1998
----------------------------------------------
George H. Broadrick


/s/Betty M. Farnsworth                           Director                          March 20, 1998
----------------------------------------------
Betty M. Farnsworth





/s/Lewis M. Fetterman                            Director                          March 20, 1998
----------------------------------------------
Lewis M. Fetterman




/s/Carmen P. Holding                             Director                          March 20, 1998
----------------------------------------------
Carmen P. Holding





       Signature                                    Title                                Date
-------------------------------------------------------------------------------------------------------





/s/Charles B.C. Holt                             Director                          March 20, 1998
----------------------------------------------
Charles B.C. Holt




/s/Edwin A. Hubbard                              Director                          March 20, 1998
----------------------------------------------
Edwin A. Hubbard





/s/Gale D. Johnson                               Director                          March 20, 1998
----------------------------------------------
Gale D. Johnson





/s/Freeman R. Jones                              Director                          March 20, 1998
----------------------------------------------
Freeman R. Jones





/s/Lucius S. Jones                               Director                          March 20, 1998
----------------------------------------------
Lucius S. Jones





Joseph T. Maloney, Jr.                           Director                          March 20, 1998
----------------------------------------------
Joseph T. Maloney, Jr.





/s/J. Claude Mayo, Jr.                           Director                          March 20, 1998
----------------------------------------------
J. Claude Mayo, Jr.







       Signature                                    Title                              Date
-------------------------------------------------------------------------------------------------------



/s/William McKay                                 Director                          March 20, 1998
----------------------------------------------
William McKay





/s/Brent D. Nash                                 Director                          March 20, 1998
----------------------------------------------
Brent D. Nash





/s/Lewis T. Nunnelee, II                         Director                          March 20, 1998
----------------------------------------------
Lewis T. Nunnelee, II





/s/Talbert O. Shaw                               Director                          March 20, 1998
----------------------------------------------
Talbert O. Shaw





/s/R. C. Soles, Jr.                              Director                          March 20, 1998
----------------------------------------------
R. C. Soles, Jr.





/s/David L. Ward, Jr.                            Director                          March 20, 1998
----------------------------------------------
David L. Ward, Jr.

                                  EXHIBIT INDEX



Exhibit                                                                                         Sequential
Number                                     Description of Exhibit                               Page Number
---------------------------------------------------------------------------------------------------------------
      3.1     Certificate of Incorporation of the Registrant, as amended
              (incorporated herein by reference to Exhibit 3.1 of the 1992
              Annual Report to the SEC on Form 10-K)                                               -

      3.2     Bylaws of the Registrant, as amended (incorporated herein by reference
              to Exhibit 3.2 of the September 30, 1997 Report to the SEC on Form 10-Q)             -

      4.1     Specimen of Registrant's Class A Common Stock certificate (incorporated herein by reference to Exhibit 4.1 of the 1993 Annual Report to the SEC
              on Form 10-K)                                                                        -

      4.2     Specimen of Registrant's Class B Common Stock certificate (incorporated herein by reference to Exhibit 4.2 of the 1993 Annual Report to the SEC
              on Form 10-K)                                                                        -

      10.1    Employee Death Benefit and Post-Retirement Non-Competition and
              Consultation Agreement, dated January 1, 1986, as amended by the
              Third Amendment of Employee Death Benefit and Post-Retirement
              Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Lewis R. Holding (incorporated herein by reference to Exhibit 10.1
              of the 1993 Annual Report to the SEC on Form 10-K)                                   -

      10.2    Employee Death Benefit and Post-Retirement Non-Competition and
              Consultation Agreement, dated January 1, 1986, as amended by the
              Third Amendment of Employee Death Benefit and Post-Retirement
              Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding (incorporated herein by reference to Exhibit 10.2
              of the 1993 Annual Report to the SEC on Form 10-K)                                   -

      10.3    Employee Death Benefit and Post-Retirement Non-Competition and
              Consultation Agreement, dated January 1, 1986, as amended by the
              Third Amendment of Employee Death Benefit and Post-Retirement
              Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and James B. Hyler, Jr. (incorporated herein by reference to Exhibit 10.3
              of the 1993 Annual Report to the SEC on Form 10-K)                                   -

      10.4    Employee Death Benefit and Post-Retirement Non-Competition and
              Consultation Agreement, dated January 23, 1995, between
              Registrant's subsidiary, First-Citizens Bank & Trust Company, and
              Frank B. Holding, Jr. (incorporated herein by reference to Exhibit 10.4
              of the 1994 Annual Report to the SEC on Form 10-K)                                   -




                            EXHIBIT INDEX (CONTINUED)

Exhibit                                                                                         Sequential
Number                                     Description of Exhibit                               Page Number
---------------------------------------------------------------------------------------------------------------

      10.5    Employee Death Benefit and Post-Retirement Non-Competition and
              Consultation Agreement, dated August 23, 1989, as amended by the
              Second Amendment of Employee Death Benefit and Post-Retirement
              Non-Competition and Consultation Agreement, dated January 24, 1994, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and James M. Parker (incorporated herein by reference to Exhibit 10.8
              of the 1993 Annual Report to the SEC on Form 10-K)                                   -

      10.6    Second Death Benefit and Post-Retirement Non-Competition and
              Consultation Agreement dated April 28, 1997, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and George H.
              Broadrick (filed herewith)                                                           16

      10.7    Consulting Agreement dated February 17, 1988, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and George H.
              Broadrick (incorporated herein by reference to Exhibit 10.7 of the
              1987 Annual Report to the SEC on Form 10-K)                                          -

      10.9    Retirement Payment Agreement dated May 1, 1985, between First Federal and William McKay, which agreement was ratified by Registrant upon its acquisition of First Federal (incorporated herein by reference
              to Exhibit 10.9 of the 1991 Annual Report to the SEC on Form 10-K)                   -

      10.10   Retirement Payment Agreement dated August 1, 1987, between First
              Federal Savings Bank and William McKay, which agreement was ratified by Registrant upon its acquisition of First Federal (incorporated herein by reference to Exhibit 10.10 of the 1991 Annual Report to
              the SEC on Form 10-K)                                                                -

      10.11   Employment Agreement dated August 4, 1995, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Brent D. Nash
              (incorporated herein by reference to Exhibit 10.10 of the 1994 Annual
              Report to the SEC on Form 10-K)                                                      -

      10.12   Retirement Payment Agreement dated August 8, 1991, between Edgecombe
              Homestead and Loan Assn., Inc. ("Edgecombe"), and Brent D. Nash, which agreement was ratified by Registrant upon its acquisition of Edgecombe
              (incorporated herein by reference to Exhibit 10.10 of the 1994 Annual
              Report to the SEC on Form 10-K)                                                      -

      10.13   Article IV Section 4.1.d of the Agreement and Plan of Reorganization and
              Merger by and among First Investors Savings Bank, Inc., SSB, First-Citizens
              Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1994, located at page II-38 of Registrant's S-4 Registration Statement filed with
              the Commission on December 19, 1994 (Registration No. 33-84514)                      -




                            EXHIBIT INDEX (CONTINUED)

Exhibit                                                                                         Sequential
Number                                     Description of Exhibit                               Page Number
---------------------------------------------------------------------------------------------------------------
      10.14   Article IV Section 4.1.e of the Agreement and Plan of Reorganization and Merger
              by and among State Bank and First-Citizens Bank & Trust Company and First
              Citizens BancShares, Inc., dated October 25, 1994, located at page I-36 of
              Registrant's S-4 Registration Statement filed with the Commission on
              November 16, 1994 (Registration No. 33-86286)                                        -

      10.15   Article V Section 5.4.a of the Agreement and Plan of Reorganization and Merger
              By and Between Allied Bank Capital, Inc. and First Citizens BancShares, Inc., dated
              August 7, 1995, located at page I-47 of Registrant's S-4 Registration Statement
              filed with the Commission on September 28, 1995 (Registration No. 33-63009)          -

      13      Registrant's 1997 Annual Report for the year ended December 31, 1997
              (filed herewith)                                                                     22

      22      Subsidiaries of the Registrant (filed herewith)                                      64

      27      Financial Data Schedule                                                              65

      99      Registrant's definitive Proxy Statement dated March 24, 1998
              (filed pursuant to Rule 14a-6(c))                                                    -
