Form 10-Q
period 1998-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 1998-05-14
CIK 798941

UNITED STATES
		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C.  20549


			       FORM 10-Q



	   Quarterly Report Pursuant to Section 13 or 15(d) of
		  The Securities Exchange Act of 1934

                   For the period ended  March 31, 1998

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


Class A Common Stock--$1 Par Value-- 8,905,199 shares
Class B Common Stock--$1 Par Value-- 1,721,208 shares
(Number of shares outstanding, by class, as of May 13, 1998)

			       INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets at March 31, 1998,
          December 31, 1997, and March 31, 1997


	  Consolidated Statements of Income for the three-month periods ended March 31, 1998, and March 31, 1997



	  Consolidated Statements of Changes in Shareholders' Equity for the three-month periods ended March 31, 1998, and March 31, 1997



          Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1998, and March 31, 1997


          Notes to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
	  Condition and Results of Operations

Item 3.   Market Risk Disclosures

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


					      FIRST CITIZENS BANCSHARES, INC.
						      (Registrant)


Dated:  May 13, 1998                             By:/s/Kenneth A. Black
						    Kenneth A. Black
						    Vice President, Treasurer,
						    and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
First Quarter 1998

Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries


                                                        March 31* December 31#     March 31*
(thousands, except share data)                              1998         1997          1997
Assets
Cash and due from banks                                 $442,482     $506,771      $351,892
Investment securities held to maturity                 2,498,079    2,456,722     2,063,526
Investment securities available for sale                  28,287       26,572        25,239
Federal funds sold                                       235,000       81,775       207,000
Loans                                                  5,562,831    5,445,772     4,955,135
Less reserve for loan losses                              85,985       84,360        81,459

    Net loans                                          5,476,846    5,361,412     4,873,676
Premises and equipment                                   304,966      278,473       236,459
Income earned not collected                               62,347       66,631        56,782
Other assets                                             204,022      172,753       161,043

    Total assets                                      $9,252,029   $8,951,109    $7,975,617

Liabilities
Deposits:
  Noninterest-bearing                                 $1,193,282   $1,131,498    $1,044,176
  Interest-bearing                                     6,680,202    6,448,069     5,867,630

    Total deposits                                     7,873,484    7,579,567     6,911,806
Short-term borrowings                                    486,599      593,824       343,448
Long-term obligations                                    160,219       10,856         6,827
Other liabilities                                        116,691      165,222        84,271

    Total liabilities                                  8,636,993    8,349,469     7,346,352

Shareholders' equity
Common stock:
  Class A-$1 par value( 8,905,199; 8,905,199;
      and 9,637,882 shares issued, respectively)           8,906        8,906         9,638
  Class B-$1 par value(1,722,254; 1,722,254;
      and 1,757,774 shares issued, respectively)           1,722        1,722         1,758
Surplus                                                  143,760      143,760       143,760
Retained earnings                                        449,911      437,794       466,240
Unrealized gains on investment securities available       10,737        9,458         7,869

    Total shareholders' equity                           615,036      601,640       629,265

    Total liabilities and shareholders' equity        $9,252,029   $8,951,109    $7,975,617


* Unaudited
# Derived from the Consolidated Balance Sheets included in the 1997 Annual Report on Form 10-K
See accompanying Notes to Consolidated Financial Statements.
See accompanying Note to Consolidated Financial Statements.


First Citizens BancShares, Inc and Subsidiaries
First Quarter 1998

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries

                                                                  Three Months Ended March 31
(thousands, except per share data, unaudited)                         1998               1997
Interest income
Loans                                                             $112,166           $103,808
Investment securities:
U. S. Government                                                    35,175             30,073
State, county and municipal                                             58                 77
Other                                                                   18                 34

Total investment securities interest income                         35,251             30,184
Federal funds sold                                                   2,053              2,447

Total interest income                                              149,470            136,439
Interest expense
Deposits                                                            63,874             57,377
Short-term borrowings                                                6,468              4,187
Long-term obligations                                                1,105                142

Total interest expense                                              71,447             61,706

Net interest income                                                 78,023             74,733
Provision for loan losses                                            4,395              1,567

Net interest income after provision for loan losses                 73,628             73,166
Noninterest income
Trust income                                                         3,031              2,778
Service charges on deposit accounts                                 10,760              9,930
Credit card income                                                   5,323              4,066
Other service charges and fees                                       7,877              6,447
Net gain (loss) on available for sale loans                          1,089             (2,829)
Other                                                                3,815              3,022

Total noninterest income                                            31,895             23,414


Noninterest expense
Salaries and wages                                                  33,658             30,376
Employee benefits                                                    6,746              5,938
Occupancy expense                                                    6,558              5,737
Equipment expense                                                    8,780              6,951
Other                                                               25,277             21,582

Total noninterest expense                                           81,019             70,584

Income before income taxes                                          24,504             25,996
Income taxes                                                         8,844              9,404

 Net income                                                        $15,660            $16,592

Per Share
Net income                                                           $1.39              $1.46
Cash dividends                                                        0.25               0.25

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1998

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries

                                              Class A   Class B                               Unrealized        Total
                                               Common    Common               Retained  Securities Gains Shareholders'
(thousands, except share data, unaudited)       Stock     Stock    Surplus    Earnings      Net of Taxes       Equity
Balance at December 31, 1996                   $9,652    $1,759   $143,760    $453,640        $6,696         $615,507

Redemption of 14,018 shares of Class A common
stock and 1,206 shares of Class B common sto      (14)       (1)                (1,139)                        (1,154)
Net income                                                                      16,592                         16,592
Unrealized gains on investment securities                                                      1,173            1,173
  available for sale, net of taxes                                              (2,853)                        (2,853)
Cash dividends

Balance at March 31, 1997                      $9,638    $1,758   $143,760    $466,240        $7,869         $629,265

Balance at December 31, 1997                   $8,906    $1,722   $143,760    $437,794        $9,458         $601,640

Obligations to repurchase common stock                                            (848)                          (848)
Net income                                                                      15,660                         15,660
Unrealized gains on investment securities
  available for sale, net of taxes                                                             1,279            1,279
Cash dividends                                                                  (2,695)                        (2,695)

Balance at March 31, 1998                      $8,906    $1,722   $143,760    $449,911       $10,737         $615,036

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1998

 Consolidated Statements of Cash Flows
 First Citizens BancShares, Inc. and Subsidiaries


                                                                             Three Months Ended March 31
(thousands, unaudited)                                                                 1998         1997
Operating Activities
Net income                                                                          $15,660      $16,592
Adjustments to reconcile net income to cash
   provided by operating activities:
Amortization of intangibles                                                           2,537        2,117
Provision for loan losses                                                             4,395        1,567
Deferred tax expense (benefit)                                                        1,713       (1,833)
Change in current taxes payable                                                      10,395        9,565
Depreciation                                                                          6,371        4,461
Change in accrued interest payable                                                   (7,081)      (9,464)
Change in income earned not collected                                                 4,284        3,393
Origination of loans held for sale                                                 (136,308)     (52,676)
Proceeds from sale of loans                                                         178,441       31,279
Loss (gain) on mortgage loans                                                        (1,069)       2,829
Net amortization of premiums and discounts                                            2,434        1,657
Net change in other assets                                                            1,490       (1,506)
Net change in other liabilities                                                     (54,386)      (1,854)

Net cash provided by operating activities                                            28,876        6,127

Investing Activities
Net increase in loans outstanding                                                  (152,190)      (7,606)
Purchases of investment securities held to maturity                                (449,156)    (139,752)
Proceeds from maturities and calls of investment securities held to maturity        403,650      213,400
Net change in federal funds sold                                                   (153,225)     (51,000)
Dispositions of premises and equipment                                                    9          305
Additions to premises and equipment                                                 (29,258)     (11,729)
Purchase of branches, net of cash paid                                              249,702         -

Net cash (used) provided by investing activities                                   (130,468)       3,618

Financing Activities
Net change in time deposits                                                        (240,437)      34,830
Net change in demand and other interest-bearing deposits                            238,297      (77,052)
Net change in short-term borrowings                                                (107,862)     (48,653)
Origination of long-term borrowings                                                 150,000        -
Repurchases of common stock                                                           -           (1,154)
Cash dividends paid                                                                  (2,695)      (2,853)

Net cash provided (used) by financing activities                                     37,303      (94,882)

Change in cash and due from banks                                                   (64,289)     (85,137)
Cash and due from banks at beginning of period                                      506,771      437,029

Cash and due from banks at end of period                                           $442,482     $351,892
Cash payments for:
Interest                                                                            $79,323      $71,170
Income taxes                                                                            115           26
Supplemental disclosure of noncash investing and financing activities:
Unrealized gain on investment securities available for sale                           2,054        -
Obligations to repurchase common stock                                                  848        -

See accompanying Note to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1998

Financial Summary

                                                                                                              Table 1
                                                                     1998                       1997
                                                                    First     Fourth      Third     Second      First
(thousands, except per share data and ratios)                     Quarter    Quarter    Quarter    Quarter    Quarter
S>
Summary of Operations
Interest income                                                  $149,470   $150,225   $145,494   $140,118   $136,439
Interest expense                                                   71,447     72,818     68,947     64,542     61,706

Net interest income                                                78,023     77,407     76,547     75,576     74,733
Provision for loan losses                                           4,395      3,753      1,309      2,097      1,567

Net interest income after provision for loan losses                73,628     73,654     75,238     73,479     73,166
Noninterest income                                                 31,895     31,912     31,087     28,894     23,414
Noninterest expense                                                81,019     78,832     76,561     74,817     70,584

Income before income taxes                                         24,504     26,734     29,764     27,556     25,996
Income taxes                                                        8,844      9,370     10,746      9,972      9,404

Net income                                                        $15,660    $17,364    $19,018    $17,584    $16,592

Net interest income-taxable equivalent                            $78,541    $78,327    $77,052    $76,092    $75,255

Selected Quarterly Averages
Total assets                                                   $8,927,355 $8,794,596 $8,411,774 $8,099,236 $7,903,566
Investment securities                                           2,442,962  2,503,443  2,359,115  2,166,362  2,094,376
Loans                                                           5,474,570  5,324,286  5,073,404  5,023,409  4,921,346
Interest-earning assets                                         8,067,590  7,994,728  7,632,755  7,368,645  7,196,138
Deposits                                                        7,619,330  7,427,881  7,144,502  6,952,848  6,823,697
Interest-bearing liabilities                                    7,096,124  6,924,776  6,608,892  6,341,125  6,203,598
Long-term obligations                                              55,814     11,450     12,017     11,545      6,809
Shareholders' equity                                             $607,608   $649,214   $651,923   $635,680   $619,956
Shares outstanding                                             10,627,453 11,378,368 11,389,472 11,394,965 11,398,246

Selected Quarter-End Balances
Total assets                                                   $9,252,029 $8,951,109 $8,595,591 $8,351,978 $7,975,617
Investment securities                                           2,526,366  2,483,294  2,432,424  2,271,282  2,063,526
Loans                                                           5,562,831  5,445,772  5,208,195  4,996,770  4,955,135
Interest-earning assets                                         8,324,197  8,010,841  7,710,619  7,467,252  7,225,661
Deposits                                                        7,873,484  7,579,567  7,297,884  7,127,282  6,911,806
Interest-bearing liabilities                                    7,327,020  7,052,749  6,744,133  6,501,771  6,217,905
Long-term obligations                                             160,219     10,856     11,482     12,150      6,827
Shareholders' equity                                             $615,036   $601,640   $662,490   $644,210   $629,265
Shares outstanding                                             10,627,453 10,627,453 11,389,928 11,392,085 11,395,656

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets                                                         0.71%      0.78%      0.90%      0.87%      0.85%
Shareholders' equity                                                10.45      10.61      11.57      11.10      10.85
Dividend payout ratio                                               17.99      16.13      14.97      16.23      17.12

Liquidity and Capital Ratios (averages)
Loans to deposits                                                   71.85%     71.68%     71.01%     72.25%     72.12%
Shareholders' equity to total assets                                 6.81       7.38       7.75       7.85       7.84
Time certificates of $100,000 or more to total
deposits                                                             9.77      10.05       9.68       9.36       9.30

Per Share of Stock
Net income                                                          $1.39      $1.55      $1.67      $1.54      $1.46
Cash dividends                                                       0.25       0.25       0.25       0.25       0.25
Book Value at period end                                            57.87      56.61      58.16      56.55      55.22
Tangible book value at period end                                   45.48      47.11      49.27      48.10      46.89


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1998

Outstanding Loans by Type

                                                                                    Table 2
                                           1998                       1997

                                          First     Fourth      Third     Second      First
(thousands)                             Quarter    Quarter    Quarter    Quarter    Quarter
Real estate:
Construction and land development      $127,260   $113,735   $108,363   $109,125   $103,361
Mortgage:
1-4 family residential                1,370,264  1,411,279  1,411,922  1,383,250  1,529,972
Commercial                            1,147,844  1,055,529    970,553    942,637    906,408
Equity Line                             626,931    603,714    548,959    510,067    430,924
Other                                   136,191    136,639    133,661    134,793    134,852
Commercial and industrial               675,136    633,580    588,158    569,327    533,812
Consumer                              1,389,079  1,402,093  1,355,783  1,258,330  1,230,501
Lease financing                          77,161     74,589     75,922     73,861     69,496
Other                                    12,965     14,614     14,874     15,380     15,809

Total loans                           5,562,831  5,445,772  5,208,195  4,996,770  4,955,135
Less reserve for loan losses             85,985     84,360     83,385     81,902     81,459

Net loans                            $5,476,846 $5,361,412 $5,124,810 $4,914,868 $4,873,676


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1998

Investment Securities

                                                                                                       Table 3
                                                  March 31, 1998                            March 31, 1997

                                                      Average   Taxable                         Average   Taxable
                                     Book       Fair Maturity Equivalent        Book       Fair Maturity Equivale
(thousands)                         Value      Value (Yrs./Mos   Yield        Value      Value (Yrs./Mos   Yield
                                                      C>
U. S. Government:
Within one year                  $967,621   $968,826    0/7       5.83 %   $859,427   $856,108    0/7      5.77 %
One to five years               1,519,594  1,524,174    1/8       5.90    1,185,615  1,177,229    1/10     5.84
Five to ten years                     726        713    5/10      6.84        3,106      3,029    6/10     5.67
Over 10 years                       4,248      4,366    19/7      7.49        7,256      7,287   18/10     7.45

Total                           2,492,189  2,498,079    1/4       5.87    2,055,404  2,043,653    1/4      5.81

State, county and municipal:
Within one year                     1,656      1,665    0/8       6.40        1,227      1,433    0/6      6.31
One to five years                   2,893      2,988    3/4       7.32        3,671      3,729    2/9      7.07
Five to ten years                     175        175   19/5       9.14        1,119      1,136    5/5      6.17
Over 10 years                                                                   185        185   12/5      1.30

Total                               4,724      4,828    3/0       7.03        6,202      6,483    3/4      7.00

Other
Within one year                       901        899    0/6      14.10          750        747    0/3      3.91
One to five years                     265        265    1/9       5.29        1,135      1,123    1/6     12.58
Five to ten years                                                                35         35    5/4      6.96

Total                               1,166      1,164    0/8      13.23        1,920      1,905   0/11     10.45

Marketable equity securities       10,478     28,287                         12,150     25,239

Total investment securities    $2,508,557 $2,532,358    1/4       5.88 % $2,075,676 $2,077,280    1/4      5.83 %







First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1998

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - First Quarter

                                                                                                                 Table 4
                                                   1998                      1997          Increase (decrease) due to:
                                               Interest                   Interest
                                      Average    Income Yield     Average   Income Yield                 Yield
(thousands)                           Balance   Expense /Rate     Balance  Expense /Rate      Volume     /Rate     Total
Assets:
Loans:
Secured by real estate             $3,353,851   $66,929 8.01 % $3,080,505   $62,950   8.21 %    $5,516   ($1,537)   $3,979
Commercial and industrial             635,308    13,889 8.65      521,449    11,301   8.37       2,300       288     2,588
Consumer                            1,396,165    29,947 8.50    1,235,238    28,274   9.13       3,607    (1,934)    1,673
Lease financing                        75,444     1,654 8.77       68,406     1,460   8.54         152        42       194
Other                                  13,802       233 6.82       15,748       304   7.83         (35)      (36)      (71)

Total loans                         5,474,570   112,652 8.29    4,921,346   104,289   8.54      11,540    (3,177)    8,363
Investment securities:
U. S. Government                    2,410,395    35,175 5.92    2,085,995    30,073   5.85       4,711       391     5,102
State, county and municipal             4,856        90 7.52        6,142       118   7.79         (24)       (4)      (28)
Other                                  27,711        18 0.26        2,239        34   6.16         202      (218)      (16)

Total investment securities         2,442,962    35,283 5.86    2,094,376    30,225   5.85       4,889       387     5,058
Federal funds sold                    150,058     2,053 5.55      180,416     2,447   5.50        (414)       20      (394)

Total interest-earning assets      $8,067,590  $149,988 7.51 % $7,196,138  $136,961   7.68 %   $16,015   ($2,770)  $13,027

Liabilities:
Deposits:
Checking with Interest               $998,771    $2,638 1.07 %   $901,767    $2,415   1.09 %      $264      ($41)     $223
Savings                               691,931     3,208 1.88      710,509     3,621   2.07         (87)     (326)     (413)
Money market accounts               1,060,634     9,444 3.61      878,538     7,794   3.60       1,622        28     1,650
Time deposits                       3,767,206    48,584 5.23    3,338,882    43,547   5.29       5,559      (522)    5,037

Total interest-bearing deposits     6,518,542    63,874 3.97    5,829,696    57,377   3.99       7,358      (861)    6,497
Federal funds purchased                51,794       696 5.45       36,438       570   6.34         223       (97)      126
Repurchase agreements                  59,884       638 4.32       23,128       238   4.17         385        15       400
Master notes                          295,469     3,446 4.73      285,340     3,014   4.28         111       321       432
U. S. Treasury tax and loan accoun     16,214       197 4.93       12,879       224   7.05          49       (76)      (27)
Other short-term borrowings            98,407     1,491 6.14        9,308       141   6.14       1,349         1     1,350
Long-term obligations                  55,817     1,105 8.03        6,809       142   8.46         996       (33)      963

Total interest-bearing liabilities $7,096,127   $71,447 4.08 % $6,203,598   $61,706   4.03 %   $10,471     ($730)   $9,741

Interest rate spread                                    3.43 %                        3.65 %

Net interest income and net yield on
interest-earning assets                         $78,541 3.95 %              $75,255   4.24 %    $5,544   ($2,040)   $3,286

Average loan balances include nonaccrual loans.  Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for each period, and state income tax rates of 7.25% and 7.5% for 1998 and 1997,respectively.


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1998

Summary of Loan Loss Experience and Risk Elements

                                                                                                                 Table 5
                                                           1998                                1997

                                                          First        Fourth          Third        Second         First
(thousands, except ratios)                              Quarter       Quarter        Quarter       Quarter       Quarter
Reserve balance at beginning of period                  $84,360       $83,385        $81,902       $81,459       $81,439
Reserve of acquired loans                                  -             -               358           123          -
Provision for loan losses                                 4,395         3,753          1,309         2,107         1,557
Net charge-offs:
Charge-offs                                              (3,409)       (3,857)        (3,162)       (3,774)       (3,538)
Recoveries                                                  639         1,079          2,978         1,987         2,001

Net charge-offs                                          (2,770)       (2,778)          (184)       (1,787)       (1,537)

Reserve balance at end of period                        $85,985       $84,360        $83,385       $81,902       $81,459

Historical Statistics

Balances
Average total loans                                  $5,474,570    $5,324,286     $5,073,404    $5,023,409    $4,921,346
Total loans at period-end                             5,562,831     5,445,772      5,208,195     4,996,770     4,955,135

Risk Elements
Nonaccrual loans                                        $14,797       $12,681        $11,983       $14,589       $14,628
Other real estate acquired through foreclosure            1,502         1,462          1,450         1,152         1,337

Total nonperforming assets                              $16,299       $14,143        $13,433       $15,741       $15,965

Accruing loans 90 days or more past due                  $4,837        $3,953         $4,157        $4,503        $5,748

Ratios
Net charge-offs (annualized) to average total loans        0.21 %        0.21 %         0.01 %        0.14 %        0.13
Reserve for loan losses to total loans at period-end       1.55          1.55           1.60          1.64          1.64
Nonperforming assets to total loans plus foreclosed
real estate at period-end                                  0.29          0.26           0.26          0.31          0.32


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 1998

INTRODUCTION
        Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). It should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented elsewhere in this report. The focus of this discussion concerns BancShares' financial institution subsidiaries, because BancShares itself made an insignificant contribution to the consolidated totals. BancShares operates three wholly-owned subsidiaries:
First-Citizens Bank & Trust Company , which operates branches in North Carolina and Virginia; First-Citizens Bank & Trust Company which operates branches in West Virginia; and Atlantic States Bank, which began operations during April 1997, and has offices in North Carolina and Georgia.

SUMMARY
        BancShares realized a decrease in earnings of 5.4 percent during the first quarter of 1998 compared to the first quarter of 1997. Consolidated net income during the first quarter of 1998 was $15.7 million, compared to $16.6 million earned during the corresponding period of 1997. The decrease in earnings resulted from higher interest expense and noninterest expense, although these increases were partially offset by higher interest income and noninterest income. Net income per share during the first quarter of 1998 totaled $1.39, compared to $1.46 during the first quarter of 1997. Return on average assets was 0.71 percent for the first quarter of 1998 compared to 0.85 percent during the same period of 1997. Other profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balances, interest income and expense, and yields and rates presented in Table 4.

INTEREST-EARNING ASSETS
     Average interest-earning assets for the first quarter of 1998 totaled $8.07 billion, an increase of $871.5 million or 12.1 percent from the first quarter of 1997. This increase results from growth in the loan and investment portfolios.
        Loans. At March 31, 1998, and 1997, gross loans totaled $5.56 billion and $4.96 billion, respectively. As of December 31, 1997, gross loans were $5.45 billion. The $607.7 million growth in loans from March 31, 1997 to March 31, 1998 results from growth among BancShares' home equity loans, commercial and small business loan products and consumer loan products. Table 2 details outstanding loans by type for the past five quarters. During the first quarter of 1998, average total loans were $5.47 billion, an increase of $553.2 million or 11.2 percent from the comparable period of 1997. Average loans secured by real estate increased $273.3 million between the two periods, an 8.9 percent increase. Consumer loans averaged $1.40 billion during the first quarter of 1998, compared to $1.24 billion during the same period of 1997, an increase of $160.9 million or 13.0 percent. Despite a reduction in direct installment lending, consumer loans benefited from an increase in indirect automobile lending. Average commercial and industrial loans increased $113.9 million between the two periods, a 21.8 percent increase, the result of continued growth in small business lending. Current trends in loan demand suggest loan balances will continue to grow through 1998.
        Investment securities. At March 31, 1998, and 1997, the investment portfolio totaled $2.53 billion and $2.09 billion, respectively. At December 31, 1997, the investment portfolio was $2.48 billion. The 21.0 percent increase in the investment portfolio in one year resulted from excess liquidity being invested in the investment securities portfolio. Much of this liquidity resulted from the Signet branch acquisition in the first quarter of 1998. The minimal increase in the portfolio from December 31, 1997 to March 31, 1998 results from maturing investments being used to fund loan growth and to fund debt repayments. Except for marketable equity securities which are classified as available for sale, all investment securities are classified as held to maturity, as BancShares has the ability and the positive intent to hold these investment securities until maturity. Table 3 presents detailed information relating to the investment securities portfolio.
        Income on Interest-Earning Assets. Interest income amounted to $149.5 million during the first quarter of 1998, a 9.6 percent increase over the first quarter of 1997. Interest income benefited from favorable volume variances, as balance sheet growth contributed to higher interest income in the first quarter of 1998 when compared to the same period of 1997. The average yield on total interest-earning assets for the first quarter of 1998 was 7.51 percent, compared to 7.68 percent for the corresponding period of 1997, a 17 basis point decrease resulting from lower yields on the loan portfolio. Loan interest income for the first quarter of 1998 was $112.2 million, an increase of $8.4 million or 8.1 percent from first quarter of 1997, primarily due to growth in the portfolio of loans secured by real estate, commercial and small business loans and the consumer portfolio. The taxable equivalent yield on the loan portfolio was 8.29 percent during the first quarter of 1998, compared to 8.54 percent during the same period of 1997. Income earned on the investment securities portfolio amounted to $35.3 million during the first quarter of 1998 and $30.2 million during the same period of 1997, an increase of $5.1 million or 16.7 percent resulting from an average portfolio increase of $117.1 million. Additionally, the securities portfolio experienced a slight increase in the taxable-equivalent yield, increasing from 5.85 percent for the quarter ended March 31, 1997, to
5.86 percent for the quarter ended March 31, 1998.

INTEREST-BEARING LIABILITIES.
        At March 31, 1998 and 1997, interest-bearing liabilities totaled $7.33 billion and $6.22 billion, respectively, compared to $7.05 billion as of December 31, 1997. Average interest-bearing liabilities for the first quarter of 1998 totaled $7.10 billion, an increase of 14.4 percent from the first quarter of 1997. Interest-bearing deposits account for much of the growth. During first quarter 1998, BancShares assumed $296.8 million in deposit liabilities from fifteen branches of Signet Bank in southern and western Virginia.
        Deposits.   At March 31, 1998, total deposits were $7.87 billion, an
increase of $961.7 million or 13.9 percent over March 31, 1997. Compared to the December 31, 1997 balance of $7.58 billion, total deposits have increased $293.9 million, primarily the result of the Signet Bank transaction. Average interest-bearing deposits were $6.52 billion during the first quarter of 1998 compared to $5.83 billion during the first quarter of 1997, an increase of $688.8 million or 11.8 percent. Most of the increase is attributed to average time deposits and average money market balances, which increased $428.3 million and $182.1 million, respectively, from the first quarter of 1997 to the first quarter of 1998. Average Checking With Interest deposits increased $97.0 million from the first quarter of 1997 to the first quarter of 1998. Time deposits of $100,000 or more averaged 9.8 percent of total average deposits during the first quarter of 1998, compared to 9.3 percent during the same period of 1997. Management does not consider the volume of these volatile deposits to be excessive at the current levels.
        Borrowed Funds. At March 31, 1998, short-term borrowings totaled $486.6 million compared to $593.8 million at December 31, 1997 and $343.4 million at March 31, 1997. The increase between March 31, 1997 and March 31, 1998 is due to increases in master notes and overnight repurchase agreements. The reduction from December 31, 1997 to March 31, 1998 is due to a repayment of a $125 million note payable. For the quarters ended March 31, 1998 and 1997, short-term borrowings averaged $521.8 million and $367.1 million, respectively. At March 31, 1998, long-term obligations totaled $160.2 million compared to $10.9 million at December 31, 1997 and $6.8 million at March 31, 1997. The increase in long-term obligations is due to the issuance of $150 million in trust preferred securities in March 1998. The trust preferred securities are thirty year obligations with interest paid semi-annually at a rate of 8.05 percent. The trust preferred securities qualify as Tier 1 capital for the holding company. Long-term obligations also increased from March 31, 1997 due to $30 million in short-term borrowings by the holding company. Long-term obligations averaged $55.8 million during the first quarter of 1998, compared to $6.8 million during the first quarter of 1997.
        Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $71.4 million during the first quarter of 1998, a $9.7 million or
15.8 percent increase from the first quarter of 1997. The higher interest expense resulted from the impact of a $892.5 million increase in average interest-bearing liabilities, primarily due to growth of interest- bearing deposits. The rate on total interest-bearing liabilities was 4.08 percent during the first quarter of 1998, compared to 4.03 percent during the first quarter of 1997.

NET INTEREST INCOME
        Net interest income totaled $78.0 million during the first quarter of 1998, an increase of 4.4 percent from the first quarter of 1997. The average net yield on interest-earning assets was 3.95 percent for the first quarter of 1998, 29 basis points below the net yield recorded during the first quarter of 1997. The taxable-equivalent interest rate spread for the first quarter of 1998 was 3.43 percent compared to 3.65 percent for the same period of 1997. The lower net yield and interest rate spreads resulted from lower interest rates received on interest-earning assets and higher interest rates paid on interest-bearing liabilities. The lower yield on earning assets resulted from a 25 basis point reduction in total loan yields and growth in the ratio of investment securities to total earning assets. A principal objective of BancShares' asset liability function is to manage interest rate risk or the exposure to changes in interest rates. BancShares maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. As of March 31, 1998, BancShares' market risk profile has not changed significantly from December 31, 1997.

ASSET QUALITY
        Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current and projected economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating possible credit losses. At March 31, 1998, the reserve for loan losses amounted to $86.0 million or 1.55 percent of loans outstanding. This compares to $84.4 million or 1.55 percent at December 31, 1997, and $81.5 million or 1.64 percent at March 31, 1997. The provision for loan losses charged to operations during the first quarter of 1998 was $4.4 million, compared to $1.6 million during the first quarter of 1997. Net charge-offs for the quarter ended March 31, 1998 totaled $2.8 million, compared to net charge-offs of $1.5 million during the same period of 1997. While net charge-offs recorded during the first quarter of 1998 exceeded the same period of 1997, gross charge-offs actually declined from $3.5 million during the first quarter of 1997 to $3.4 million during the first quarter of 1998. However, gross recoveries, which were $2.0 million during the first quarter of 1997, fell to $639,000 during the same period of 1998. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of additions to the reserve based on their judgments of information available to them at the time of their examination. Table 5 provides details concerning the reserve and provision for loan losses over the past five quarters.
        Nonperforming assets. At March 31, 1998, BancShares' nonperforming assets amounted to $16.3 million or 0.29 percent of gross loans plus foreclosed properties, compared to $14.1 million at December 31, 1997, and $16 million at March 31, 1997. The increase in nonperforming assets at March 31, 1998, results from an increase in non-accrual loans at that date, an increase that management believes is unusual in nature and not indicative of unfavorable trends.
However, management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

NONINTEREST INCOME
        Noninterest income increased $8.5 million during the first quarter of 1998 to $31.9 million, compared to $23.4 million for the first quarter of 1997. The increase in noninterest income during the first quarter of 1998 is partially due to a $3.9 million increase in gains on sale of residential mortgage loans. The improvement results from more favorable market interest rates. A surge in market rates during the first quarter of 1997 resulted in a large unrealized loss being recorded on available-for-sale loans. Subsequent movement in market rates during 1997 allowed those loans to be sold at smaller losses, and much of the unrealized losses recorded during the first quarter of 1997 were later
offset.   During 1998, the fair value of available-for-sale loans exceeded their carrying value, and sale activity resulted in net gains being recorded. Other service charges and fees contributed $7.9 million during the first quarter of 1998, compared to $6.4 million during the same period of 1997. This 22.2 percent increase between the two periods partially resulted from a $581,000 increase in annuity and mutual fund sales generated through First Citizens Investor Services. Credit card income amounted to $5.3 million, an increase of $1.3 million or 30.9 percent over 1997 due to higher merchant income and higher interchange income. Service charge income represented $10.8 million during the first quarter of 1998 and $9.9 million during the same period of 1997. Contributing to the $830,000 increase in service charge income was a $700,000 increase in bad check charges due to an increase in the per item handling fee.

NONINTEREST EXPENSE
        Noninterest expense for the first quarter of 1998 amounted to $81 million. This was a $10.4 million increase over the first quarter of 1997. Salaries and wages expense increased $3.3 million between the periods, primarily a result of a $1.6 million increase in sales incentive payments to branch associates. In addition, a 6.2 percent increase in full time equivalents since March 31, 1997 contributed to the increase in salary and wage expense. The increase in employees is attributed to expansion in Georgia and growth of the Virginia franchise. Further increases resulted from merit raises which became effective in April 1997. Occupancy expense increased $821,000, during the first quarter of 1998 compared to the corresponding period of 1997 due to a $290,000 increase in rent expense associated with the growth of in-store branch network. Depreciation expense also increased $279,000 resulting from new and renovated branch facilities. Equipment cost increased $1.8 million, the result of contributed technology investments and equipment maintenance costs. In addition, depreciation of equipment such as software, hardware and ATMs increased during the first quarter of 1998. Other expenses increased by $3.7 million or 26.3 percent during the first quarter of 1998. This increase is partially due to moving expense related to relocation to the newly expanded data center and expenses related to a travel premium program for credit card
customers.   Also contribution to the increase is a higher level of consulting fees, largely related to the year 2000 project. Management believes that a total of $2 million to $3 million in expenses will be incurred during 1998 and 1999 as BancShares continues to bring various systems into compliance. BancShares continues its efforts to address the issues related to the year 2000 issue. The responsibility for ensuring year 2000 compliance extends to governmental agencies, businesses and customers who exchange information or services with BancShares or are dependent on computer-generated information to meet their contractual obligations with others. To the extent that these unaffiliated organizations and customers are not successful in their compliance efforts and BancShares is dependent on those organizations for information, services, satisfaction of loan repayments or other contractual obligations, there are uncertainties as to the ultimate impact that the year 2000 will have on BancShares' consolidated financial statements.

INCOME TAXES
        Income tax expense amounted to $8.8 million during the first quarter of 1998, compared to $9.4 million during the first quarter of 1997. The effective tax rates for these periods were 36.1 percent and 36.2 percent, respectively.

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

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
        BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At March 31, 1998, and 1997, the leverage capital ratio of BancShares was 7.0 percent and 6.8 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratio was 10.2 percent at March 31, 1998, and 10.2 percent at March 31, 1997. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 11.4 percent at March 31, 1998, compared to 11.5 percent at March 31, 1998, both above the minimum 8 percent level. On a consolidated basis, BancShares satisfies the 'well-capitalized' definition that is used by the FDIC in its evaluation of member banks. The issuance of the trust preferred securities during the first quarter of 1998 resulted in an additional $150 million in Tier 1 capital for BancShares. The proceeds from this debt issue were infused into First-Citizens Bank & Trust Company (the North Carolina bank), thereby augmenting its capital adequacy as well.

CURRENT ACCOUNTING AND REGULATORY ISSUES
        BancShares has adopted several provisions issued by the Financial Accounting Standards Board ("FASB") during 1998. Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" became effective during 1998. SFAS No. 128 adjusts the calculation of earnings per share for companies with dilutive or potentially dilutive securities. As BancShares has no dilutive or potentially dilutive securities, the adoption of SFAS No 128 had no impact on BancShares' consolidated financial statements.
        SFAS No. 130 "Reporting Comprehensive Income" became effective during 1998 and modifies the disclosure of earnings to include net income, other comprehensive income and total comprehensive income. The impact of the adoption of SFAS 130 is included in the accompanying unaudited interim consolidated financial statements.
        SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that public business enterprises report certain information about operating segments in complete sets of financial statements, as well as information about products, services, geographic areas in which they operate and their major customers. Adoption of SFAS 131 is not expected to have a material impact on BancShares' consolidated financial statements.
        In February 1998, the FASB issued SFAS No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements of pensions and other postretirement benefits and does not change any measurement or recognition provisions. The adoption of SFAS No. 132 during 1998 will not have a material impact on BancShares consolidated financial statements. Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

FORWARD LOOKING STATEMENTS
        This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other statements concerning opinions or
judgment of BancShares and its management about future events.   Factors that
could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of BancShares' customers, actions of government regulators, the level of market interest rates, and general economic conditions.

NOTE A

ACCOUNTING POLICIES
    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim
financial information.	Accordingly, they do not include all of the information
and footnotes required by generally accepted accounting principles for complete statements.
    In the opinion of management, the consolidated statements contain all material adjustments necessary to present fairly the financial position of First Citizens BancShares, Inc. as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses
during the reporting period.   Actual results could differ from those estimates.
    These financial statements should be read in conjunction with the financial statements and notes included in the 1997 First Citizens BancShares Annual Report, which is incorporated by reference on Form 10-K. Certain amounts for prior years have been reclassified to conform with statement presentations for 1998. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.