Form 10-Q/A
period 1998-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 1998-06-02
CIK 798941

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

NOTE B
COMPREHENSIVE INCOME
     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in complete financial statements. BancShares adopted SFAS No. 130 in 1998.
     Comprehensive net income was $16,939 and $17,765 for the three month periods ended March 31, 1998 and 1997, respectively, and consisted of net income of $15,660 and $16,592, and other comprehensive income of $1,279 and $1,173, respectively.

NOTE C
NET INCOME PER SHARE
     In February 1997, the FASB issued SFAS No. 128 "Earnings per Share." SFAS No. 128 established standards for computing and reporting earnings per share. BancShares adopted SFAS No. 128 in 1998.
     Earnings per share is calculated by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. For 1998, income applicable to common shares represents net income adjusted for change in the obligation to purchase common shares.
     Earnings per share is calculated based on the following amounts for the quarters ended March 31:

                                                                   1998     1997
Net income                                                      $15,660  $16,592

Less change in obligation to purchase common shares                 848        0
Net income applicable to common shares                          $14,812  $16,592
Weighted average common shares outstanding during the period     10,627   11,396