Form 10-Q
period 1998-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 1998-08-13
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  June 30, 1998

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

                          Yes    X           No  _____


Class A Common Stock--$1 Par Value-- 9,634,333 shares
Class B Common Stock--$1 Par Value-- 1,756,229 shares
(Number of shares outstanding, by class, as of August 13, 1998)

                               INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets at June 30, 1998,
          December 31, 1997, and June 30, 1997


          Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1998, and June 30, 1997



          Consolidated Statements of Changes in Shareholders' Equity for the three-month and six-month periods ended June 30, 1998, and June 30, 1997



          Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1998, and June 30, 1997


          Notes to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 3.   Market Risk Disclosure

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b)  Reports on Form 8-K.  During the quarter ended
               June 30, 1998, Registrant filed no Current Reports on Form 8-K.

                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  August 13, 1998                       By:/s/Kenneth A. Black
                                                    Kenneth A. Black
                                                    Vice President, Treasurer,
                                                    and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Second Quarter 1998

Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries
                                                                 June 30*     December 31#         June 30*
(thousands, except share data)                                      1998             1997             1997
Assets
Cash and due from banks                                         $485,905         $506,771         $463,079
Investment securities held to maturity                         2,322,673        2,456,722        2,271,282
Investment securities available for sale                          26,098           26,572           26,092
Federal funds sold                                                                 81,775          199,200
Loans                                                          5,886,315        5,445,772        4,996,770
Less reserve for loan losses                                      90,240           84,360           81,902

     Net loans                                                 5,796,075        5,361,412        4,914,868

Premises and equipment                                           315,070          278,473          248,956
Income earned not collected                                       66,471           66,631           63,833
Other assets                                                     212,556          172,753          164,668

     Total assets                                             $9,224,848       $8,951,109       $8,351,978

Liabilities
Deposits:
  Noninterest-bearing                                         $1,213,630       $1,131,498       $1,125,673
  Interest-bearing                                             6,585,288        6,448,069        6,001,609

     Total deposits                                            7,798,918        7,579,567        7,127,282
Short-term borrowings                                            547,069          593,824          488,012
Long-term obligations                                            159,456           10,856           12,150
Other liabilities                                                 90,703          165,222           80,324

     Total liabilities                                         8,596,146        8,349,469        7,707,768

Shareholders' Equity
Common stock:
   Class A - $1 par value (8,905,199; 8,905,199;
    and 9,635,711 shares issued, respectively)                     8,906            8,906            9,636
   Class B - $1 par value (1,720,360; 1,722,254;
    and 1,756,374 shares issued, respectively)                     1,720            1,722            1,756
Surplus                                                          143,760          143,760          143,760
Retained earnings                                                464,823          437,794          480,688
Unrealized securities gains, net of tax                            9,493            9,458            8,370

     Total shareholders' equity                                  628,702          601,640          644,210

     Total liabilities and shareholders' equity               $9,224,848       $8,951,109       $8,351,978

* Unaudited
# Derived from the Consolidated Balance Sheets included in the 1997 Annual Report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc and Subsidiaries
Second Quarter 1998

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries

                                                       Three Months              Six Months
                                                       Ended June 30            Ended June 30
(thousands, except per share data, unaudited)                  1998          1997

Interest income
Loans                                                      $117,485      $106,049      $229,651      $209,856
Investment securities:
  U. S. Government                                           35,662        31,655        70,837        61,729
  State, county and municipal                                    54            73           112           150
  Other                                                          18            25            36            59

  Total investment securities interest income                35,734        31,753        70,985        61,938
Federal funds sold                                            1,316         2,316         3,369         4,763

  Total interest income                                     154,535       140,118       304,005       276,557
Interest expense
Deposits                                                     64,315        59,338       128,189       116,715
Short-term borrowings                                         6,103         4,968        12,571         9,155
Long-term obligations                                         3,225           236         4,330           378

  Total interest expense                                     73,643        64,542       145,090       126,248

  Net interest income                                        80,892        75,576       158,915       150,309
Provision for loan losses                                     5,267         2,097         9,662         3,664

  Net interest income after provision for loan losses        75,625        73,479       149,253       146,645
Noninterest income
Trust income                                                  3,023         2,775         6,054         5,553
Service charges on deposit accounts                          11,902        10,320        22,662        20,250
Credit card income                                            6,212         4,550        11,535         8,616
Other service charges and fees                                9,229         6,340        17,106        12,787
Net gain (loss) on available for sale loans                   1,114         1,522         2,203        (1,307)
Other                                                         3,910         3,387         7,725         6,409

  Total noninterest income                                   35,390        28,894        67,285        52,308
Noninterest expense
Salaries and wages                                           34,385        31,476        68,043        61,852
Employee benefits                                             7,037         5,978        13,783        11,916
Occupancy expense                                             7,083         5,768        13,641        11,505
Equipment expense                                             9,416         8,283        18,196        15,234
Other                                                        26,240        23,312        51,517        44,894

  Total noninterest expense                                  84,161        74,817       165,180       145,401

Income before income taxes                                   26,854        27,556        51,358        53,552
Income taxes                                                  9,309         9,972        18,153        19,376

  Net income                                                $17,545       $17,584       $33,205       $34,176

Per Share
Net income                                                    $1.68         $1.54         $3.07         $3.00
Cash dividends                                                 0.25          0.25          0.50          0.50
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1998

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries

                                              Class A   Class B
                                                                                                        Unrealized Gain
                                               Common    Common                           Retained        on Marketable       Total
(thousands, except share data, unaudited)       Stock          Stock        Surplus       Earnings    Equity Securities      Equity
Balance at December 31, 1996                   $9,652         $1,759       $143,760       $453,640            $6,696       $615,507

Redemption of 16,189 shares of Class A
common stock and 2,606 shares of
Class B common stock                              (16)            (3)                       (1,440)                          (1,459)
Net income                                                                                  34,176                           34,176
Unrealized securities gains, net of taxes                                                                      1,674
Cash dividends                                                                              (5,688)                          (5,688)

Balance at June 30, 1997                       $9,636         $1,756       $143,760       $480,688            $8,370       $642,536

Balance at December 31, 1997                   $8,906         $1,722       $143,760       $437,794            $9,458       $601,640

Redemption of 1,894 shares of Class B
common stock                                                      (2)                         (202)                            (204)
Obligation to repurchase common stock                                                         (624)                            (624)
Net income                                                                                  33,205                           33,205
Unrealized securities gains, net of taxes                                                                         35             35
Cash dividends                                                                              (5,350)                          (5,350)
Balance at June 30, 1998                       $8,906         $1,720       $143,760       $464,823            $9,493       $628,702

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1998

 Consolidated Statements of Cash Flows
 First Citizens BancShares, Inc. and Subsidiaries


                                                                    Six Months Ended June 30
(thousands, unaudited)                                                       1998       1997
Operating Activities
Net income                                                                $33,205    $34,176
Adjustments to reconcile net income to cash
   provided by operating activities:
  Amortization of intangibles                                               5,476      4,281
  Provision for loan losses                                                 9,662      3,787
  Deferred tax expense (benefit)                                            3,988      (246)
  Change in current taxes payable                                           1,068      (437)
  Depreciation                                                             13,091      9,151
  Change in accrued interest payable                                      (2,252)    (6,527)
  Change in income earned not collected                                       160    (3,658)
  Origination of loans held for sale                                    (210,298)  (238,868)
  Proceeds from sale of loans held for sale                               210,581    250,471
  Loss (gain) on loans held for sale                                      (2,203)      1,307
  Net amortization of premiums and discounts                                4,995      3,306
  Net change in other assets                                             (12,011)      3,137
  Net change in other liabilities                                        (77,108)      (454)
Net cash (used) provided by operating activities                         (21,646)     59,426

Investing Activities
  Net increase in loans outstanding                                     (433,702)   (77,584)
  Purchases of investment securities held to maturity                   (465,505)  (499,527)
  Proceeds from maturities of investment securities held to maturity      594,998    363,770
  Net change in federal funds sold                                         81,775   (43,200)
  Dispositions of premises and equipment                                        9      1,036
  Additions to premises and equipment                                    (46,082)   (28,441)
  Purchase of branches, net of cash paid                                  249,702    114,667
Net cash used by investing activities                                    (18,805)  (169,279)

Financing Activities
  Net change in time deposits                                           (309,924)     58,756
  Net change in demand and other interest-bearing deposits                233,218   (16,940)
  Net change in short-term borrowings                                    (48,155)    101,234
  Origination of long-term borrowings                                     150,000          0
  Repurchases of common stock                                               (204)    (1,459)
  Cash dividends paid                                                     (5,350)    (5,688)
Net cash provided by financing activities                                  19,585    135,903

Change in cash and due from banks                                        (20,866)     26,050
Cash and due from banks at beginning of period                            506,771    437,029
Cash and due from banks at end of period                                 $485,905   $463,079
Cash payments for:
  Interest                                                               $148,137   $132,976
  Income taxes                                                             21,234     19,223
Supplemental disclosure of noncash investing and financing activities:
   Unrealized gain on investment securities available for sale                 35       -
   Obligation to repurchase common stock                                      624       -

See accompanying Notes to Consolidated Financial Statements

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1998

Financial Summary

                                                         1998                            1997
                                                                                                                  Six Months Ended
                                                    Second      First      Fourth       Third       Second            June 30
(thousands, except per share data and ratios)      Quarter    Quarter     Quarter     Quarter      Quarter         1998         1997
Summary of Operations
Interest income                                   $154,535   $149,470    $150,225    $145,494     $140,118     $304,005    $276,557
Interest expense                                    73,643     71,447      72,818      68,947       64,542      145,090     126,248

Net interest income                                 80,892     78,023      77,407      76,547       75,576      158,915     150,309
Provision for loan losses                            5,267      4,395       3,753       1,309        2,097        9,662       3,664

Net interest income after provision for
loan losses                                         75,625     73,628      73,654      75,238       73,479      149,253     146,645

Noninterest income                                  35,390     31,895      31,912      31,087       28,894       67,285      52,308
Noninterest expense                                 84,161     81,019      78,832      76,561       74,817      165,180     145,401

Income before income taxes                          26,854     24,504      26,734      29,764       27,556       51,358      53,552
Income taxes                                         9,309      8,844       9,370      10,746        9,972       18,153      19,376

Net income                                         $17,545    $15,660     $17,364     $19,018      $17,584      $33,205     $34,176

Net interest income-taxable equivalent             $81,397    $78,541     $78,327     $77,052      $76,092     $159,938    $151,347

Selected Averages
Total assets                                    $9,142,981 $8,927,355  $8,794,596  $8,411,774   $8,099,236   $9,035,770  $8,001,938
Investment securities                            2,461,590  2,442,962   2,503,443   2,359,115    2,166,362    2,452,339   2,130,568
Loans                                            5,711,599  5,474,570   5,324,286   5,073,404    5,023,409    5,593,736   4,972,659
Interest-earning assets                          8,269,008  8,067,590   7,994,728   7,632,755    7,368,645    8,168,864   7,282,868
Deposits                                         7,755,945  7,619,330   7,427,881   7,144,502    6,952,848    7,688,015   6,888,629
Interest-bearing liabilities                     7,241,686  7,096,124   6,924,776   6,608,892    6,341,125    7,169,308   6,272,742
Long-term obligations                              159,984     55,814      11,450      12,017       11,545      108,187       9,190
Shareholders' equity                              $621,605   $607,608    $649,214    $651,923     $635,680     $614,545    $627,611
Shares outstanding                              10,626,702 10,627,453  11,378,368  11,389,472   11,394,965   10,627,076  11,396,596

Selected Period-End Balances
Total assets                                    $9,224,848 $9,252,029  $8,951,109  $8,595,591   $8,351,978   $9,224,848  $8,351,978
Investment securities                            2,348,771  2,526,366   2,483,294   2,432,424    2,271,282    2,648,771   2,271,282
Loans                                            5,886,315  5,562,831   5,445,772   5,208,195    4,996,770    5,886,315   4,996,770
Interest-earning assets                          8,235,086  8,324,197   8,010,841   7,710,619    7,467,252    8,535,086   7,467,252
Deposits                                         7,798,918  7,873,484   7,579,567   7,297,884    7,127,282    7,798,918   7,127,282
Interest-bearing liabilities                     7,291,813  7,327,020   7,052,749   6,744,133    6,501,771    7,291,813   6,501,771
Long-term obligations                              159,456    160,219      10,856      11,482       12,150      159,456      12,150
Shareholders' equity                              $628,702   $615,036    $601,640    $662,490     $644,210     $628,702    $644,210
Shares outstanding                              10,625,559 10,627,453  10,627,453  11,389,928   11,392,085   10,625,559  11,392,085

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets                                          0.77%      0.71%       0.78%       0.90%        0.87%        0.74%       0.86%
Shareholders' equity                                 11.32      10.45       10.61       11.57        11.10        10.90       10.92
Dividend payout ratio                                14.88      17.99       16.13       14.97        16.23        16.29       16.67

Liquidity and Capital Ratios (averages)
Loans to deposits                                    73.64%     71.85%      71.68%      71.01%       72.25%       72.25%      72.19%
Shareholders' equity to total assets                  6.80       6.81        7.38        7.75         7.85         7.85        7.84
Time certificates of $100,000 or more to
total deposits                                        9.15       9.77       10.05        9.68         9.36         9.36        8.95

Per Share of Stock
Net income                                           $1.68      $1.39       $1.55       $1.67        $1.54        $3.07       $3.00
Cash dividends                                        0.25       0.25        0.25        0.25         0.25         0.50        0.50
Book value at period end                             59.17      57.87       56.61       58.16        56.55        59.17       56.55
Tangible book value at period end                    47.02      45.48       47.11       49.27        48.10        47.02       48.10

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1998

Outstanding Loans by Type

                                                                                                            Table 2
                                                1998                        1997
                                                 Second          First         Fourth          Third         Second
(thousands)                                     Quarter        Quarter        Quarter        Quarter        Quarter
Real estate:
Construction and land development              $140,651       $127,260       $113,735       $108,363       $109,125
Mortgage:
1-4 family residential                        1,351,708      1,370,264      1,411,279      1,411,922      1,383,250
Commercial                                    1,257,465      1,147,844      1,055,529        970,553        942,637
Equity Line                                     647,117        626,931        603,714        548,959        510,067
Other                                           153,074        136,191        136,639        133,661        134,793
Commercial and industrial                       756,371        675,136        633,580        588,158        569,327
Consumer                                      1,483,333      1,389,079      1,402,093      1,355,783      1,258,330
Lease financing                                  83,713         77,161         74,589         75,922         73,861
Other                                            12,883         12,965         14,614         14,874         15,380

Total loans                                   5,886,315      5,562,831      5,445,772      5,208,195      4,996,770
Less reserve for loan losses                     90,240         85,985         84,360         83,385         81,902

Net loans                                    $5,796,075     $5,476,846     $5,361,412     $5,124,810     $4,914,868

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1998

Investment Securities

                                                                                                                       Table 3
                                                     June 30, 1998                                 June 30, 1997
                                                              Average    Taxable                           Average     Taxable
                                         Book         Fair   Maturity Equivalent        Book        Fair   Maturity Equivalent
(thousands)                             Value        Value  (Yrs./Mos.)    Yield       Value       Value (Yrs./Mos.)     Yield
U. S. Government:
Within one year                    $1,024,510   $1,025,911     0/7       5.84 %   $1,015,038  $1,014,279      0/7        5.94 %
One to five years                   1,286,493    1,289,838     1/6       5.90      1,240,895   1,239,630      1/9        5.71
Five to ten years                         353          341     6/5       7.02          3,072       3,106      6/3        5.65
Over ten years                          3,800        3,911     19/4      7.44          5,096       5,188      12/7       7.50

Total                               2,315,156    2,320,001     1/1       5.87      2,264,101   2,262,203      1/3        8.86

State, county and municipal:
Within one year                         1,611        1,616     0/5       6.30            961       1,166      0/4        6.39
One to five years                       2,766        2,852     /3/3      7.32          3,617       3,679      2/9        6.87
Five to ten years                         175          175     19/2      9.14            934         965      8/3        7.93
Over ten years                            -            -         -        -              -           -         -          -

Total                                   4,552        4,643     2/10      7.02          5,512       5,810      3/3        6.92

Other:
Within one year                         2,900        2,899     0/3      14.02            500         500      0/1        2.52
One to five years                          65           65     3/3       4.63          1,159       1,153      1/4       11.99
Five to ten years                         -           -         -         -               10          10      5/7        0.85

Total                                   2,965        2,964     0/6       4.92          1,669       1,663      0/6        4.92

Marketable equity securities           10,352       26,098      -         -           12,172      26,092       -          -

Total investment securities        $2,333,025   $2,353,706     1/1       5.88 %   $2,283,454  $2,295,768      1/5        5.87 %

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1998

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Second Quarter

                                                                                                                           Table 4
                                                       1998                               1997          Increase (decrease) due to:
                                                   Interest                           Interest
                                         Average     Income    Yield        Average     Income  Yield               Yield
(thousands)                              Balance    Expense    /Rate        Balance    Expense  /Rate     Volume    /Rate    Total
Assets:
Loans:
Secured by real estate             $3,353,851       $66,929     8.01%    $3,080,505    $62,950    8.21%   $5,516   ($1,537)  $3,979
Commercial and industrial             635,308        13,889     8.65        521,449     11,301    8.37     2,300       288    2,588
Consumer                            1,396,165        29,947     8.50      1,235,238     28,274    9.13     3,607    (1,934)   1,673
Lease financing                        75,444         1,654     8.77         68,406      1,460    8.54       152        42      194
Other                                  13,802           233     6.82         15,748        304    7.83       (35)      (36)     (71)

Total loans                         5,474,570       112,652     8.29      4,921,346    104,289    8.54    11,540    (3,177)   8,363
Investment securities:
U. S. Government                    2,410,395        35,175     5.92      2,085,995     30,073    5.85     4,711       391    5,102
State, county and municipal             4,856            90     7.52          6,142        118    7.79       (24)       (4)     (28)
Other                                  27,711            18     0.26          2,239         34    6.16       202      (218)     (16)

Total investment securities         2,442,962        35,283     5.86      2,094,376     30,225    5.85     4,889       387    5,058
Federal funds sold                    150,058         2,053     5.55        180,416      2,447    5.50      (414)       20     (394)

Total interest-earning assets      $8,067,590      $149,988     7.51%    $7,196,138   $136,961    7.68%  $16,015   ($2,770) $13,027

Liabilities:
Deposits:
Checking with Interest               $998,771        $2,638     1.07%      $901,767     $2,415    1.09%     $264      ($41)    $223
Savings                               691,931         3,208     1.88        710,509      3,621    2.07       (87)     (326)    (413)
Money market accounts               1,060,634         9,444     3.61        878,538      7,794    3.60     1,622        28    1,650
Time deposits                       3,767,206        48,584     5.23      3,338,882     43,547    5.29     5,559      (522)   5,037

Total interest-bearing deposits     6,518,542        63,874     3.97      5,829,696     57,377    3.99     7,358      (861)   6,497
Federal funds purchased                51,794           696     5.45         36,438        570    6.34       223       (97)     126
Repurchase agreements                  59,884           638     4.32         23,128        238    4.17       385        15      400
Master notes                          295,469         3,446     4.73        285,340      3,014    4.28       111       321      432
U. S. Treasury tax and loan accoun     16,214           197     4.93         12,879        224    7.05        49       (76)     (27)
Other short-term borrowings            98,407         1,491     6.14          9,308        141    6.14     1,349         1    1,350
Long-term obligations                  55,817         1,105     8.03          6,809        142    8.46       996       (33)     963

Total interest-bearing liabilities $7,096,127       $71,447     4.08%    $6,203,598    $61,706    4.03%  $10,471     ($730)  $9,741

Interest rate spread                                            3.43%                             3.65%

Net interest income and net yield on
interest-earning assets                             $78,541     3.95%                  $75,255    4.24%   $5,544   ($2,040)  $3,286

Average loan balances include nonaccrual loans.  Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for each period, and state income tax rates of 7.25% for 1998 and 7.5% for 1997.

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1998

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Six Months

                                                                                                               Table 5

                                                          1998                          1997          Increase (decrease) due to
                                                      Interest                      Interest
                                            Average    Income/  Yield/    Average     Income/  Yield/            Yield/    Total
(thousands)                                 Balance    Expense    Rate    Balance     Expense    Rate   Volume     Rate   Change
Assets
Loans:
Secured by real estate                   $3,417,632   $136,271    7.98% $3,106,942   $127,035    8.21% $12,714  ($3,478)  $9,236
Commercial and industrial                   665,724     30,069    8.93     538,578     23,688    8.40    5,147    1,234    6,381
Consumer                                  1,419,534     60,438    8.43   1,241,614     56,544    9.02    7,742   (3,848)   3,894
Lease financing                              77,421      3,387    8.75      70,075      2,995    8.55      318       74      392
Other                                        13,425        448    6.73      15,449        551    7.19      (70)     (33)    (103)

Total loans                               5,593,736    230,613    8.24   4,972,658    210,813    8.51   25,851   (6,051)  19,800
Investment securities:
U. S. Government                          2,418,883     70,837    5.91   2,122,537     61,729    5.86    8,597      511    9,108
State, county and municipal                   4,744        173    7.35       6,061        231    7.69      (49)      (9)     (58)
Other                                        28,712         36    0.25       1,971         59    6.04      417     (440)     (23)

Total investment securities               2,452,339     71,046    5.84   2,130,569     62,019    5.87    8,965       62    9,027
Federal funds sold                          122,789      3,369    5.53     179,641      4,763    5.35   (1,531)     137   (1,394)

Total interest-earning assets            $8,168,864   $305,028    7.48% $7,282,868   $277,595    7.66% $33,285  ($5,852) $27,433

Liabilities
Deposits:
Checking With Interest                   $1,023,200     $5,450    1.07%   $910,275     $4,845    1.07%    $602       $3     $605
Savings                                     700,223      6,551    1.89     710,803      7,287    2.07     (105)    (631)    (736)
Money market accounts                     1,072,381     18,966    3.57     883,852     16,069    3.67    3,383     (486)   2,897
Time deposits                             3,754,677     97,222    5.22   3,370,397     88,514    5.30   10,072   (1,364)   8,708

Total interest-bearing deposits           6,550,481    128,189    3.95   5,875,327    116,715    4.01   13,952   (2,478)  11,474
Federal funds purchased                      53,238      1,449    5.49      27,219        671    4.97      675      103      778
Repurchase agreements                        65,732      1,398    4.29      23,987        508    4.27      886        4      890
Master notes                                304,026      7,129    4.73     286,570      6,564    4.62      404      161      565
U. S. Treasury tax and loan accounts         16,599        422    5.13      11,254        292    5.23      137       (7)     130
Other short-term borrowings                  71,044      2,173    6.17      39,196      1,120    5.76      941      112    1,053
Long-term obligations                       108,187      4,330    8.07       9,190        378    8.29    4,016      (64)   3,952

Total interest-bearing liabilities       $7,169,307   $145,090    4.08% $6,272,743   $126,248    4.06% $21,011  ($2,169) $18,842

Interest rate spread                                              3.40%                          3.60%

Net interest income and net yield
on interest-earning assets                            $159,938    3.95%              $151,347    4.19% $12,274  ($3,683)  $8,591

Average loan balances include nonaccrual loans.  Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for each period, and state income tax rates of 7.25% for 1998 and 7.5% for 1997.

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1998

Summary of Loan Loss Experience and Risk Elements

                                                                                                    Table 6

                                                            1998                          1997
                                                                                                                   Six Months Ended
                                                     Second       First      Fourth       Third      Second              June 30
(thousands, except ratios)                          Quarter     Quarter     Quarter     Quarter     Quarter        1998        1997
Reserve balance at beginning of period              $85,985     $84,360     $83,385     $81,902     $81,459     $84,360     $81,459
Reserve of acquired loans                             -           -           -             358         123       -             123
Provision for loan losses                             5,267       4,395       3,753       1,309       2,107       9,662       3,664
Net charge-offs:
Charge-offs                                          (3,930)     (3,409)     (3,857)     (3,162)     (3,774)     (7,339)     (7,312)
Recoveries                                            2,918         639       1,079       2,978       1,987       3,557       3,988

Net charge-offs                                      (1,012      (2,770)     (2,778)       (184)     (1,787)     (3,782)     (3,324)

Reserve balance at end of period                    $90,240     $85,985     $84,360     $83,385     $81,902     $90,240     $81,902

Historical Statistics

Balances
Average total loans                              $5,711,599  $5,474,570  $5,324,286  $5,073,404  $5,023,409  $5,593,736  $4,782,255
Total loans at period-end                         5,886,315   5,562,831   5,445,772   5,208,195   4,996,770   5,886,315   4,921,774

Risk Elements
Nonaccrual loans                                    $12,335     $14,797     $12,681     $11,983     $14,589     $12,335     $14,695
Other real estate acquired through foreclosure        1,170       1,502       1,462       1,450       1,152       1,170       1,436

Total nonperforming assets                          $13,505     $16,299     $14,143     $13,433     $15,741     $13,505     $16,131

Accruing loans 90 days or more past due              $4,168      $4,837      $3,953      $4,157      $4,503      $4,168      $4,928

Ratios
Net charge-offs (annualized) to average total loans    0.07%       0.21%       0.21%       0.01%       0.14%       0.14%       0.11%
Reserve for loan losses to total loans at period-end   1.53        1.55        1.55        1.60        1.64        1.53        1.65
Nonperforming assets to total loans plus foreclosed
real estate at period-end                              0.23        0.29        0.26        0.26        0.31        0.23        0.32

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1998

INTRODUCTION
        Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares' three banking subsidiaries. First-Citizens Bank & Trust Company ("FCB") operates branches in North Carolina and Virginia; First-Citizens Bank & Trust Company of West Virginia ("FCBWV") operates in West Virginia; and Atlantic States Bank operates offices in Georgia and North Carolina.

SUMMARY
        BancShares realized a slight reduction in earnings during the second quarter of 1998 compared to the second quarter of 1997. Consolidated net income during the second quarter of 1998 was $17.5 million, compared to $17.6 million
earned during the corresponding period of 1997.   Net income per share during
the second quarter of 1998 totaled $1.68, compared to $1.54 during the second quarter of 1997. Despite the reduction in net income from the second quarter of 1997 to the second quarter of 1998, net income per share increased due to a reduction in average shares outstanding. Return on average assets was 0.77 percent for the second quarter of 1998 compared to 0.87 percent during the same period of 1997. For the first six months of 1998, BancShares recorded net income of $33.2 million, compared to $34.2 million earned during the first six months of 1997. The 2.8 percent reduction was the net result of higher noninterest expenses and higher provision for loan losses, partially offset by beneficial increases in net interest income and noninterest income. Net income per share for the first six months of 1998 was $3.07, compared to $3.00 during the same period of 1997. BancShares returned 0.74 percent on average assets during the first six months of 1998 compared to 0.86 percent during the corresponding period of 1997. During 1998, BancShares purchased 15 branch offices in Virginia. These offices had combined deposit liabilities of $296.8 million. There were no material loan balances acquired. Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the second quarter and Table 5 for the first six months of 1998 and 1997.

INTEREST-EARNING ASSETS
        Interest-earning assets for the second quarter of 1998 averaged $8.27 billion, an increase of $900.4 million or 12.2 percent from the second quarter of 1997. For the six months ended June 30, 1998, earning assets averaged $8.17 billion, an increase of $886.0 million or 12. 2 percent over the same period of 1997. These increases result from growth in the loan and investment portfolios.
        Loans. At June 30, 1998 and 1997, gross loans totaled $5.89 billion and $5.00 billion, respectively. As of December 31, 1997, gross loans were $5.45 billion. The $889.5 million growth in loans from June 30, 1997 to June 30, 1998 results from growth within BancShares' commercial loan products and retail growth within home equity and sales finance products. During the period from June 30, 1997 to June 30, 1998, acquisitions contributed $ 41.6 million in loans outstanding. Table 2 details outstanding loans by type for the past five quarters. During the second quarter of 1998, loans averaged $5.71 billion, an increase of $688.2 million or 13.7 percent from the comparable period of 1997. Loan growth has resulted from higher customer demand as well as an expanded focus on loan production during 1998. Sales efforts of lending personnel have been strengthened by an ongoing branch refinement program that will continue throughout 1998. Loans secured by real estate averaged $3.49 billion during the second quarter of 1998, compared to $3.14 billion during the second quarter of 1997, an increase of $352.7 million or 11.2 percent. Growth among retail home equity loans contributed to much of this increase. Consumer loans averaged $1.44 billion during the second quarter of 1998, compared to $1.25 billion during the same period of 1997, an increase of $192.3 million or 15.4 percent. Much of that growth results from indirect automobile financing. Commercial and industrial loans averaged $692.4 million during the second quarter of 1998, compared to $554.6 million during the same period of 1997. This increase of $137.8 million between the two periods is primarily due to growth among small business loans. For the year-to-date, gross loans have averaged $5.59 billion for 1998 compared to $4.97 billion for the same period of 1997. This $621.1 million or 12.5 percent increase is likewise due to growth among small business and retail customers. As of June 30, 1998, $129.6 million in fixed-rate residential mortgage loans are classified as held for sale. All loans held for sale are carried at the lower of cost or fair value. Mortgage loan sale activity during the first six months of 1998 has resulted from two primary goals. First, as in the past, management seeks to lessen the exposure to changes in interest rates by selling portions of its long-term fixed-rate loan portfolio. Second, loan sales provide liquidity to meet ongoing loan demand. The sales of residential mortgage loans has supported both objectives. Management anticipates continued growth among commercial, small business and indirect installment loans for the rest of 1998. All growth projections, however, remain dependent on interest rates, as any upward pressure on interest rates will likely deter retail borrowers and may also impair commercial loan growth. Investment securities. At June 30, 1998 and 1997, the investment portfolio totaled $2.35 billion and $2.30 billion, respectively. At December 31, 1997, the investment portfolio was $2.48 billion. The 5.4 percent reduction in the investment portfolio since December 31, 1997 resulted from the use of proceeds from maturing securities to fund current loan demand. All securities that are classified as held-to-maturity reflect BancShares' ability and positive intent to hold those investments until maturity. Marketable equity securities are classified as available-for-sale and are reported at their aggregate fair value. Table 3 presents detailed information relating to the investment securities portfolio.
        Income on Interest-Earning Assets. Interest income amounted to $154.5 million during the second quarter of 1998, a 10.3 percent increase over the second quarter of 1997. Balance sheet growth contributed to higher interest income in the second quarter of 1998 when compared to the same period of 1997. The taxable-equivalent yield on interest-earning assets for the second quarter of 1998 was 7.48 percent, compared to 7.60 percent for the corresponding period of 1997. The lower yield on earning assets during 1998 results from a reduction in the blended taxable-equivalent loan yield. During 1997, BancShares offered lower introductory rates on its home equity lines of credit. These loans reduced the blended yield on all loans. The introductory rates were for a limited period of time, and will expire in the coming months, adjusting to current market rates. Loan interest income for the second quarter of 1998 was $117.5 million, an increase of $11.4 million or 10.8 percent from the second quarter of 1997, due to volume growth. The taxable-equivalent yield on the loan portfolio was 8.23 percent during the second quarter of 1998, compared to 8.42 percent during the same period of 1997, with the resulting increase primarily the result of introductory rates offered on Equity Line loans. For the six months ended June 30, 1998, loan interest income was $229.7 million, an increase of $19.8 million or 9.4 percent over the same period of 1997. The increase in interest income reflects the growth in the loan portfolio. Income earned on the investment securities portfolio amounted to $35.7 million during the second quarter of 1998 and $31.8 million during the same period of 1997, an increase of $4.0 million or 12.5 percent. This increase is the result of a $295.2 million increase in the average securities portfolio. The investment securities portfolio taxable-equivalent yield decreased from 5.89 percent for the quarter ended June 30, 1997, to 5.83 percent for the quarter ended June 30, 1998. For the six months ended June 30, 1998, interest income from investment securities was $71.0 million, compared to $61.9 million during the same period of 1997, an increase of 14.6 percent. This increase is the result of a $321.7 million increase in the average securities portfolio.

INTEREST-BEARING LIABILITIES.
        At June 30, 1998 and 1997, interest-bearing liabilities totaled $7.29 billion and $6.50 billion, respectively, compared to $7.05 billion as of December 31, 1997. During the second quarter of 1998, interest-bearing liabilities averaged $7.24 billion, an increase of $900.6 million or 14.2 percent from the second quarter of 1997. This increase primarily resulted from growth in interest-bearing deposits and long-term obligations.
        Deposits. At June 30, 1998, total deposits were $7.80 billion, an increase of $671.6 million or 9.4 percent over June 30, 1997. Compared to the December 31, 1997 balance of $7.58 billion, total deposits have increased $219.4 million. Acquisitions during 1998 have contributed a total of $296.8 million in deposits. As is typical during the first six months of the year, outstanding deposits (net of acquisitions) have decreased. This is a seasonal trend that typically reverses during the third and fourth quarters, when deposits rebound as agricultural and retail customers generate increased cash flows. Average interest-bearing deposits were $6.58 billion during the second quarter of 1998 compared to $5.92 billion during the second quarter of 1997, an increase of 11.2 percent. Much of the increase is due to average time deposits, which increased $340.7 million from the second quarter of 1997 to the second quarter of 1998. Much of the growth in time deposits has resulted from acquisitions and the in-store network that has expanded significantly since mid-1997. Average money market accounts increased $194.9 million from the second quarter of 1997 to the second quarter of 1998, while average Checking With Interest accounts increased $128.7 million between the two periods. Time deposits of $100,000 or more averaged 9.15 percent of total average deposits during the second quarter of 1998, compared to 9.36 percent during the same period of 1997.
        Borrowed Funds. At June 30, 1998, short-term borrowings totaled $547.1 million compared to $593.8 million at December 31, 1997 and $488.0 million at June 30, 1997. For the quarters ended June 30, 1998 and 1997, short-term borrowings averaged $499.6 million and $409.1 million, respectively. This increase resulted from growth among federal funds purchased, repurchase obligations and overnight borrowings from customers through the Master Note program. Long-term obligations averaged $160.0 million during the second quarter of 1998, compared to $11.5 million during the second quarter of 1997. The increase in long-term obligations reflects the impact of the $150 million in trust preferred securities that were issued during the first quarter of 1998. The trust preferred securities are thirty year obligations with interest paid semi-annually at a rate of 8.05 percent. The trust preferred securities qualify as Tier 1 capital for the holding company.
        Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $73.6 million during the second quarter of 1998, a $9.1 million or
14.1 percent increase from the second quarter of 1997. The higher interest expense was the result of the growth in average interest-bearing liabilities. The rate on these liabilities was 4.08 percent during both quarters. For the year-to-date, interest expense was $145.1 million, compared to $126.2 million for the same period of 1997. The 14.9 percent increase is largely due to the growth in interest-bearing deposits and long-term obligations.

NET INTEREST INCOME
        Net interest income totaled $80.9 million during the second quarter of 1998, an increase of 7.0 percent from the second quarter of 1997. The taxable-equivalent net yield on interest-earning assets was 3.95 percent for the second quarter of 1998, down 19 basis points from the 4.14 percent achieved for the second quarter of 1997. The taxable equivalent interest rate spread for the second quarter of 1998 was 3.40 percent compared to 3.52 percent for the same period of 1997. These reductions result from introductory rates offered on loans originated during 1997. As these loans reprice to normal rates, the net yield and interest rate spread should benefit. A principal objective of BancShares' asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income. Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. As of June 30, 1998, BancShares' market risk profile has not changed significantly from December 31, 1997.

ASSET QUALITY
        Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current and projected economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating possible credit losses. At June 30, 1998, the reserve for loan losses amounted to $90.2 million or 1.53 percent of loans outstanding. This compares to $84.4 million or 1.55 percent at December 31, 1997, and $81.9 million or 1.64 percent at June 30, 1997. Management considers the established reserve adequate to absorb losses that relate to loans outstanding at June 30, 1998. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of additions to the reserve based on their judgments of information available to them at the time of their examination. The provision for loan losses charged to operations during the second quarter of 1998 was $5.3 million, compared to $2.1 million during the second quarter of 1997. Net charge-offs for the three months ended June 30, 1998 totaled $1.0 million, compared to net charge-offs of $1.8 million during the same period of 1997. On an annualized basis, these net charge-offs represent 0.07 percent and 0.14 percent of average loans outstanding during the
respective periods.   For the six month periods ending June 30, total provision
for loan losses was $9.7 million for 1998 and $3.7 million for 1997. The $6.0 million increase primarily results from additional reserves being established for new loans. Net charge-offs for the six month period ended June 30, 1998 totaled $3.8 million, compared to $3.3 million during the same period of 1997. As a percentage of average loans outstanding, the losses represent 0.14 percent and 0.13 percent, respectively, on an annualized basis. Gross charge-o aled $7.3 million for the six month periods ended June 30, 1998 and 1997. Gross recoveries were $3.6 million and $4.0 million for the respective periods. Management remains committed to maintaining high levels of credit quality.
Table 6 provides details concerning the reserve and provision for loan losses over the past five quarters and for the year-to-date for 1998 and 1997. Nonperforming assets. At June 30, 1998, BancShares' nonperforming assets amounted to $13.5 million or 0.23 percent of gross loans plus foreclosed properties, compared to $14.1 million at December 31, 1997, and $15.7 million at June 30, 1997. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

NONINTEREST INCOME
        During the first six months of 1998, noninterest income was $67.3 million, compared to $52.3 million during the same period of 1997. The $15.0 million or 28.6 percent increase was due to growth in other service charge and fee income and improved mortgage loan sale income. During the first six months of 1998, total other service charge and fee income was $17.1 million, compared to $12.8 million earned during the same period of 1997. Significant to this increase was growth in fees earned by First Citizens Investor Services, higher income from computer processing services to other banks and mortgage servicing income. Results from the sale of residential mortgage loans and adjustments of loans held for sale to the lower of cost or fair value are included in other income. BancShares recorded net gains of $2.2 million for the first six months of 1998, compared to net losses of $1.3 million during the same period of 1997. The large change in the results from mortgage sale activity reflects changes in market rates between the two periods. Noninterest income from the credit card operation contributed an additional $2.9 million during the first six months of 1998 compared to the same period of 1997, the result of higher merchant income and interchange income earned from card usage. This increase represents a 33.9 percent increase over the same period of 1997, primarily due to relocation of the credit card bank to Virginia, where laws governing fees are less restrictive. BancShares also reported a $2.4 million increase in service charges on deposit accounts during the first six months of 1998, an 11.9 percent increase.

NONINTEREST EXPENSE
        Noninterest expense was $165.2 million for the second six months of 1998, a 13.6 percent increase over the $145.4 million recorded during the same period of 1997. Much of the $19.8 million increase in total noninterest expense relates to franchise expansion and the investments required to support that
growth.    Personnel-related expenses increased $8.1 million during 1998 when compared to the same period of 1997. This 10.9 percent increase reflects the growth in employee population required to staff the new branch offices and in-store locations in Georgia and Virginia. Higher employee benefits expense reflects increased pension and health plan costs. Equipment expense increased $3.0 million or 19.4 percent during the first six months of 1998, compared to the corresponding period of 1997 due to higher technology related expenses. In addition to higher depreciation resulting from recent equipment purchases, maintenance costs continue to grow, the result of continuing investments in processing and delivery systems. Occupancy expense increased 18.6 percent during the first six months of 1998, the result of higher rent and depreciation expense for new and renovated branch facilities. The $2.1 million increase also reflects the expansion of the central processing facility. The $6.6 million increase in other expenses resulted from higher amortization of intangibles, telecommunications expense, and consulting services. Higher intangible amortization results from the impact of the Signet branch acquisition during
early 1998.   Telecommunications expense reflects the continued growth of the traditional branch network as well as the various alternative delivery channels, which are heavily dependent on telecommunications. Much of the consulting expense incurred during 1998 relates to the systems modifications being made in
preparation for the year 2000 ("Y2K").    BancShares continues its efforts to
address the various issues related to Y2K. During the first six months of 1998, BancShares incurred $1.4 million in consulting services related to Y2K. Current projections suggest BancShares will incur $3.3 million in consulting services during 1998. Other expenses totaling $1.3 million are anticipated, resulting in a total estimated cost of Y2K compliance during 1998 of $4.6 million.
Management continues to devote significant attention to the Y2K issues and remains on schedule to achieve compliance.

INCOME TAXES
        Income tax expense amounted to $18.2 million during the second six months of 1998, compared to $19.4 million during the same period of 1997, a 6.3 percent reduction resulting from lower pre-tax income. The effective tax rates for these periods were 35.3 percent and 36.2 percent, respectively. The reduction in the effective tax rate during 1998 reflects a reduction in the state tax obligation during the current year.

LIQUIDITY
        Management relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. In the event additional liquidity is needed, BancShares maintains readily available sources to borrow funds through its correspondent network. Loan growth during the second quarter of 1998 led to increases in short-term borrowings have resulted from the strong loan demand. BancShares anticipates loan demand to remain strong through 1998, and this loan demand will be funded by the seasonal increase in deposits that is projected for the third and fourth quarters as well as continued reliance on short-term borrowings.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
        BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At June 30, 1998 and 1997, the leverage capital ratio of BancShares was 7.1 percent and 6.6 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratio was 10.0 percent at June 30, 1998, and 10.3 percent as of June 30, 1997. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 11.2 percent at June 30, 1998 and 11.4 percent as of June 30, 1997. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies. During the second quarter of 1998, BancShares purchased a total of 158,000 shares of its outstanding common stock from a related defined benefit pension plan. As of December 31, 1997, these shares were classified on the Consolidated Balance Sheet as other liabilities and were recorded at their fair value. Since that time, the shares have been reported at their fair value, with the change in the aggregate fair value reported as an adjustment to retained earnings. Net income per share has been adjusted for the impact of the change in fair value. The purchase price was based on an independent appraisal of the investment.

CURRENT ACCOUNTING AND REGULATORY ISSUES
        BancShares has adopted several provisions issued by the Financial Accounting Standards Board ("FASB") during 1998. Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" became effective during 1997. SFAS No. 128 adjusts the calculation of earnings per share for companies with dilutive or potentially dilutive securities. As BancShares has no dilutive or potentially dilutive securities, the adoption of SFAS No. 128 had no impact on BancShares' consolidated financial statements.
        SFAS No. 130 "Reporting Comprehensive Income" became effective and was adopted by BancShares during 1998 and modifies the disclosure of earnings to include net income, other comprehensive income and total comprehensive income. The impact of the adoption of SFAS 130 is included in the accompanying unaudited interim consolidated financial statements.
        SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that public business enterprises report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders, as well as information about products, services, geographic areas in which they operate and their major customers. Adoption of SFAS 131 during 1998 is not expected to have a material impact on BancShares' consolidated financial statements.
        In February 1998, the FASB issued SFAS No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements of pensions and other postretirement benefits and does not change any measurement or recognition provisions. The adoption of SFAS No. 132 during 1998 will not have a material impact on BancShares consolidated financial statements. In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. As a result of BancShares' limited use of derivative instruments, the adoption of SFAS No. 133 should not have a material impact on its consolidated financial statements. SFAS No. 133 become effective during 2000. Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

FORWARD LOOKING STATEMENTS
        This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgment of BancShares and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of BancShares' customers, actions of government regulators, the level of market interest rate and general economic conditions.

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



                             Three months  ended June 30        Six months ended June 30
                                     1998           1997            1998            1997
 Net income                       $17,545        $17,584         $33,205         $34,176
 Other comprehensive income        (1,244)           501              35           1,674
 Comprehensive income             $16,301        $18,085         $33,240         $35,850


NOTE C
NET INCOME PER SHARE

        In February 1997, the FASB issued SFAS No. 128 "Earnings per Share." SFAS No. 128 establishes standards for computing and reporting earnings per share. BancShares adopted SFAS No. 128 in 1998. Earnings per share is calculated by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. For 1998, income applicable to common shares represents net income adjusted for change in the obligation to purchase common shares. Net income per share is calculated based on the following amounts for the quarters and six months ended June 30:



                                 Three months ended June 30         Six months ended June 30
                                         1998          1997              1998           1997
Net income                            $17,545       $17,584           $33,205        $34,176
Less change in obligation to
purchase common shares                   (224)            0               624              0
Net income applicable to
common shares                         $17,769       $17,584            $32,581       $34,176
Weighted average common shares
outstanding                        10,626,702    11,394,965         10,627,076    11,396,596