Form 10-Q/A
period 1998-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 1998-08-25
CIK 798941

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

                          Yes    X           No  _____


Class A Common Stock--$1 Par Value-- 8,905,199 shares
Class B Common Stock--$1 Par Value-- 1,720,360 shares
(Number of shares outstanding, by class, as of August 13, 1998)

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

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1998

Summary of Loan Loss Experience and Risk Elements

                                                                                                    Table 6

                                                            1998                          1997
                                                                                                                   Six Months Ended
                                                     Second       First      Fourth       Third      Second              June 30
(thousands, except ratios)                          Quarter     Quarter     Quarter     Quarter     Quarter        1998        1997
Reserve balance at beginning of period              $85,985     $84,360     $83,385     $81,902     $81,459     $84,360     $81,439
Reserve of acquired loans                             -           -           -             358         123       -             123
Provision for loan losses                             5,267       4,395       3,753       1,309       2,107       9,662       3,664
Net charge-offs:
Charge-offs                                          (3,930)     (3,409)     (3,857)     (3,162)     (3,774)     (7,339)     (7,312)
Recoveries                                            2,918         639       1,079       2,978       1,987       3,557       3,988

Net charge-offs                                      (1,012      (2,770)     (2,778)       (184)     (1,787)     (3,782)     (3,324)

Reserve balance at end of period                    $90,240     $85,985     $84,360     $83,385     $81,902     $90,240     $81,902

Historical Statistics

Balances
Average total loans                              $5,711,599  $5,474,570  $5,324,286  $5,073,404  $5,023,409  $5,593,736  $4,972,658
Total loans at period-end                         5,886,315   5,562,831   5,445,772   5,208,195   4,996,770   5,886,315   4,996,770

Risk Elements
Nonaccrual loans                                    $12,335     $14,797     $12,681     $11,983     $14,589     $12,335     $14,589
Other real estate acquired through foreclosure        1,170       1,502       1,462       1,450       1,152       1,170       1,152

Total nonperforming assets                          $13,505     $16,299     $14,143     $13,433     $15,741     $13,505     $15,741

Accruing loans 90 days or more past due              $4,168      $4,837      $3,953      $4,157      $4,503      $4,168      $4,503

Ratios
Net charge-offs (annualized) to average total loans    0.07%       0.21%       0.21%       0.01%       0.14%       0.14%       0.13%
Reserve for loan losses to total loans at period-end   1.53        1.55        1.55        1.60        1.64        1.53        1.64
Nonperforming assets to total loans plus foreclosed
real estate at period-end                              0.23        0.29        0.26        0.26        0.31        0.23        0.31

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