Form 10-Q
period 1998-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 1998-11-12
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  September 30, 1998

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

                          Yes    X           No  _____


Class A Common Stock--$1 Par Value-- 8,905,199 shares Class B Common Stock--$1 Par Value-- 1,720,360 shares (Number of shares outstanding, by class, as of November 12, 1998)

                               INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets at September 30, 1998, December 31, 1997, and September 30, 1997


          Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1998, and September 30, 1997



          Consolidated Statements of Changes in Shareholders' Equity for the three-month and nine-month periods ended September 30, 1998, and September 30, 1997


          Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1998, and September 30, 1997


          Notes to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 3.   Market Risk Disclosure

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b) Reports on Form 8-K. During the quarter ended September 30, 1998, Registrant filed no Current Reports on Form 8-K.

                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  November 12, 1998                       By:/s/Kenneth A. Black
                                                   Kenneth A. Black
                           Vice President, Treasurer,
                           and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Third Quarter 1998


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries

                                                                 September 30*            December 31#            September 30*
(thousands,except share data)                                            1998                    1997                     1997
Assets
Cash and due from banks                                              $435,485                $506,771                 $451,772
Investment securities  held to maturity                             2,069,342               2,456,722                2,432,424
Investment securities  available for sale                              46,001                  26,572                   29,530
Federal funds sold                                                     10,000                  81,775                   70,000
Loans                                                               6,132,422               5,445,772                5,208,195
Less reserve for loan losses                                           94,135                  84,360                   83,385

     Net loans                                                      6,038,287               5,361,412                5,124,810
Premises and equipment                                                327,150                 278,473                  264,066
Income earned not collected                                            61,096                  66,631                   63,268
Other assets                                                          207,481                 172,753                  159,721

     Total assets                                                  $9,194,842              $8,951,109               $8,595,591

Liabilities
Deposits:
  Noninterest-bearing                                              $1,204,633              $1,131,498               $1,104,615
  Interest-bearing                                                  6,566,460               6,448,069                6,193,269

     Total deposits                                                 7,771,093               7,579,567                7,297,884
Short-term borrowings                                                 534,943                 593,824                  539,382
Long-term obligations                                                 158,801                  10,856                   11,482
Other liabilities                                                      86,332                 165,222                   84,353

     Total liabilities                                              8,551,169               8,349,469                7,933,101
Shareholders' Equity
Common stock:
   Class A - $1 par value (8,905,199; 8,905,199;
    and 9,633,699 shares issued, respectively)                          8,906                   8,906                    9,634
   Class B - $1 par value (1,720,360; 1,722,254;
    and 1,756,229 shares issued, respectively)                          1,720                   1,722                    1,756
Surplus                                                               143,760                 143,760                  143,760
Retained earnings                                                     480,255                 437,794                  496,673
Unrealized gains on marketable equity securities,
    net of taxes                                                        9,032                   9,458                   10,667

     Total shareholders' equity                                       643,673                 601,640                  662,490

     Total liabilities and shareholders' equity                    $9,194,842              $8,951,109               $8,595,591

* Unaudited
# Derived from the Consolidated Balance Sheet included in the 1997 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.



First Citizens BancShares, Inc and Subsidiaries
Third Quarter 1998

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries
                                                                         Three Months Ended                   Nine Months Ended
                                                                           September 30                         September 30
(thousands, except per share data, unaudited)                            1998             1997              1998            1997
Interest income
Loans                                                                $123,861         $107,892          $353,512         $317,748
Investment securities:
  U. S. Government                                                     32,615           34,732           103,452           96,461
  State, county and municipal                                              50               53               162              203
  Other                                                                   342               25               378               84

  Total investment securities interest income                          33,007           34,810           103,992           96,748
Federal funds sold                                                        513            2,792             3,882            7,555

  Total interest income                                               157,381          145,494           461,386          422,051
Interest expense
Deposits                                                               64,013           62,063           192,202          178,778
Short-term borrowings                                                   6,716            6,651            19,287           15,806
Long-term obligations                                                   3,195              233             7,525              611

  Total interest expense                                               73,924           68,947           219,014          195,195

  Net interest income                                                  83,457           76,547           242,372          226,856
Provision for loan losses                                               5,324            1,309            14,986            4,973

  Net interest income after provision for loan losses                  78,133           75,238           227,386          221,883
Noninterest income
Trust income                                                            3,026            2,808             9,080            8,361
Service charges on deposit accounts                                    12,067           10,615            34,729           30,865
Credit card income                                                      6,954            5,574            18,489           14,190
Other service charges and fees                                          9,202            7,306            26,308           20,093
Net gain (loss) on held for sale loans                                  1,067            1,007             3,270             (300)
Other                                                                   3,879            3,777            11,604           10,186

  Total noninterest income                                             36,195           31,087           103,480           83,395
Noninterest expense
Salaries and wages                                                     36,408           31,944           104,451           93,796
Employee benefits                                                       6,885            5,967            20,668           17,883
Occupancy expense                                                       7,131            6,066            20,772           17,571
Equipment expense                                                       8,885            8,337            27,081           23,571
Other                                                                  27,000           24,247            78,517           69,141

  Total noninterest expense                                            86,309           76,561           251,489          221,962

Income before income taxes                                             28,019           29,764            79,377           83,316
Income taxes                                                            9,931           10,746            28,084           30,122

  Net income                                                          $18,088          $19,018           $51,293          $53,194

Per Share
Net income                                                              $1.70            $1.67             $4.77            $4.67
Cash dividends                                                           0.25             0.25              0.75             0.75

See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1998

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries

                                                Class A     Class B                                   Unrealized
                                                 Common      Common                  Retained  Securities gains,        Total
(thousands,except share data, unaudited)          Stock       Stock      Surplus     Earnings       Net of taxes       Equity
Balance at December 31, 1996                     $9,652      $1,759     $143,760     $453,640             $6,696     $615,507

Redemption of 18,201 shares of Class A
common stock and 2,751 shares of
Class B common stock                                (18)         (3)                   (1,627)                         (1,648)
Net income                                                                             53,194                          53,194
Unrealized securities gains, net of taxes                                                                  3,971        3,971
Cash dividends                                                                         (8,534)                         (8,534)

Balance at September 30, 1997                    $9,634      $1,756     $143,760     $496,673            $10,667     $662,490

Balance at December 31, 1997                     $8,906      $1,722     $143,760     $437,794             $9,458     $601,640

Redemption of 1,894 shares of Class B
common stock                                                     (2)                     (202)                           (204)
Obligation to repurchase common stock                                                    (624)                           (624)
Net income                                                                             51,293                          51,293
Unrealized securities gains, net of taxes                                                                   (426)        (426)
Cash dividends                                                                         (8,006)                         (8,006)


Balance at September 30, 1998                    $8,906      $1,720     $143,760     $480,255             $9,032     $643,673
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1998

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries


                                                                                               Nine months ended September 30,
                                                                                            --------------------------------------
(thousands, unaudited)                                                                                    1998               1997
----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                                             $51,293            $53,194
Adjustments to reconcile net income to cash (used)
   provided by operating activities:
  Amortization of intangibles                                                                            8,445              6,665
  Provision for loan losses                                                                             14,986              4,973
  Deferred tax expense (benefit)                                                                         4,519               (760)
  Change in current taxes payable                                                                          300             (1,326)
  Depreciation                                                                                          19,833             14,009
  Change in accrued interest payable                                                                    (6,754)            (1,849)
  Change in income earned not collected                                                                  5,535             (3,210)
  Origination of loans held for sale                                                                  (585,608)          (312,429)
  Proceeds from sale of loans held for sale                                                            507,974            321,909
  Loss (gain) on loans held for sale                                                                    (3,270)               300
  Net amortization of premiums and discounts                                                             7,486              5,491
  Net change in other assets                                                                            (9,896)            10,093
  Net change in other liabilities                                                                      (76,327)            (3,563)
----------------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities                                                       (61,484)            93,497
----------------------------------------------------------------------------------------------------------------------------------

Investing Activities
  Net increase in loans outstanding                                                                   (602,254)          (253,192)
  Purchases of investment securities held to maturity                                                 (479,166)          (651,725)
  Proceeds from maturities of investment securities held to maturity                                   838,713            363,770
  Net change in federal funds sold                                                                      71,775             86,000
  Dispositions of premises and equipment                                                                 1,544              1,305
  Additions to premises and equipment                                                                  (66,439)           (48,594)
  Purchase of branches, net of cash paid                                                               249,702            105,535
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                                        13,875           (396,901)
----------------------------------------------------------------------------------------------------------------------------------

Financing Activities
  Net change in time deposits                                                                         (328,817)           185,438
  Net change in demand and other interest-bearing deposits                                             224,286             (9,045)
  Net change in short-term borrowings                                                                  (60,936)           151,936
  Origination of long-term borrowings                                                                  150,000                  -
  Repurchases of common stock                                                                             (204)            (1,648)
  Cash dividends paid                                                                                   (8,006)            (8,534)
----------------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                                                       (23,677)           318,147
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Change in cash and due from banks                                                                      (71,286)            14,743
Cash and due from banks at beginning of period                                                         506,771            437,029
==================================================================================================================================
Cash and due from banks at end of period                                                             $ 435,485          $ 451,772
==================================================================================================================================
Cash payments for:
  Interest                                                                                           $ 226,563          $ 197,558
  Income taxes                                                                                          32,520             27,476
----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of noncash investing and financing activities:
   Unrealized (loss) gain on investment securities available for sale                             $        426            $ 6,575
   Change in obligation to repurchase common stock                                                         624                  -
----------------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements



First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1998

 Financial Summary
                                                                                                                         Table 1
                                                            1998                           1997                Nine Months Ended
                                              Third       Second         First       Fourth      Third            September 30
(thousands, except per share data           Quarter      Quarter       Quarter      Quarter    Quarter         1998         1997
 and ratios)
                                         C>
Summary of Operations
Interest income                            $157,381     $154,535      $149,470     $150,225   $145,494     $461,386     $422,051
Interest expense                             73,924       73,643        71,447       72,818     68,947      219,014      195,195

Net interest income                          83,457       80,892        78,023       77,407     76,547      242,372      226,856
Provision for loan losses                     5,324        5,267         4,395        3,753      1,309       14,986        4,973

Net interest income after provision
    for loan losses                          78,133       75,625        73,628       73,654     75,238      227,386      221,883
Noninterest income                           36,195       35,390        31,895       31,912     31,087      103,480       83,395
Noninterest expense                          86,309       84,161        81,019       78,832     76,561      251,489      221,962

Income before income taxes                   28,019       26,854        24,504       26,734     29,764       79,377       83,316
Income taxes                                  9,931        9,309         8,844        9,370     10,746       28,084       30,122

Net income                                  $18,088     $ 17,545      $ 15,660     $ 17,364   $ 19,018     $ 51,293     $ 53,194

Net interest income-taxable equivalent      $83,988      $81,397       $78,541      $78,327    $77,052     $243,926     $228,399

Selected Averages
Total assets                             $9,183,571   $9,142,981    $8,927,355   $8,794,596 $8,411,774   $9,085,612   $8,140,047
Investment securities                     2,244,014    2,461,590     2,442,962    2,503,443  2,359,115    2,382,134    2,207,587
Loans                                     6,024,822    5,711,599     5,474,570    5,324,286  5,073,404    5,739,010    5,006,665
Interest-earning assets                   8,305,482    8,269,008     8,067,590    7,994,728  7,632,755    8,214,903    7,400,834
Deposits                                  7,744,217    7,755,945     7,619,330    7,427,881  7,144,502    7,706,955    6,974,860
Interest-bearing liabilities              7,244,949    7,241,686     7,096,124    6,924,776  6,608,892    7,195,128    6,386,022
Long-term obligations                       158,353      159,984        55,814       11,450     12,017      125,422       10,142
Shareholders' equity                       $635,524     $621,605      $607,608     $649,214   $651,923     $621,521     $635,667
Shares outstanding                       10,625,559   10,626,702    10,627,453   11,378,368 11,389,472   10,626,565   11,394,195

Selected Period-End Balances
Total assets                             $9,194,842   $9,224,848    $9,252,029   $8,951,109 $8,595,591   $9,194,842   $8,595,591
Investment securities                     2,115,343    2,348,771     2,526,366    2,483,294  2,461,954    2,115,343    2,461,954
Loans                                     6,132,422    5,886,315     5,562,831    5,445,772  5,208,195    6,132,422    5,208,195
Interest-earning assets                   8,257,765    8,235,086     8,324,197    8,010,841  7,710,619    8,257,765    7,740,149
Deposits                                  7,771,093    7,798,918     7,873,484    7,579,567  7,297,884    7,771,093    7,297,884
Interest-bearing liabilities              7,260,204    7,291,813     7,327,020    7,052,749  6,744,133    7,260,204    6,744,133
Long-term obligations                       158,801      159,456       160,219       10,856     11,482      158,801       11,482
Shareholders' equity                       $643,673     $628,702      $615,036     $601,640   $662,490     $643,673     $662,490
Shares outstanding                       10,625,559   10,625,559    10,627,453   10,627,453 11,389,928   10,625,559   11,389,928

Profitability Ratios (averages) Rate of return (annualized) on:
Total assets                                   0.78%        0.77%         0.71%        0.78%      0.90%        0.75%        0.87%
Shareholders' equity                          11.29        11.32         10.45        10.61      11.57        11.03        11.19
Dividend payout ratio                         14.71        14.88         17.99        16.13      14.97        15.53        16.06

Liquidity and Capital Ratios (averages)
Loans to deposits                             77.80%       73.64%        71.85%       71.68%     71.01%       74.47%       71.78%
Shareholders' equity to total assets           6.92         6.80          6.81         7.38       7.75         6.84         7.81
Time certificates of $100,000 or more
to total deposits                              8.85         9.15          9.77        10.05       9.68         9.29         9.47

Per Share of Stock
Net income                                    $1.70        $1.68         $1.39        $1.55      $1.67        $4.77        $4.67
Cash dividends                                 0.25         0.25          0.25         0.25       0.25         0.75         0.75
Book value at period end                      60.58        59.17         57.87        56.61      58.16        60.58        58.16
Tangible book value at period end             49.17        47.02         45.48        47.11      49.27        49.17        49.27


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1998

 Outstanding Loans by Type
                                                                                                                      Table 2
                                                                             1998                                1997
                                                            Third          Second          First         Fourth          Third
(thousands)                                               Quarter         Quarter        Quarter        Quarter        Quarter
 Real estate:
 Construction and land development                       $156,892        $140,651       $127,260       $113,735       $108,363
 Mortgage:
 1-4 family residential                                 1,327,411       1,351,708      1,370,264      1,411,279      1,411,922
 Commercial                                             1,378,086       1,257,465      1,147,844      1,055,529        970,553
 Equity Line                                              641,746         647,117        626,931        603,714        548,959
 Other                                                    157,830         153,074        136,191        136,639        133,661
 Commercial and industrial                                802,653         756,371        675,136        633,580        588,158
 Consumer                                               1,564,041       1,483,333      1,389,079      1,402,093      1,355,783
 Lease financing                                           91,655          83,713         77,161         74,589         75,922
 Other                                                     12,108          12,883         12,965         14,614         14,874

Total loans                                            6,132,422       5,886,315      5,562,831      5,445,772      5,208,195
Less reserve for loan losses                              94,135          90,240         85,985         84,360         83,385

Net loans                                             $6,038,287      $5,796,075     $5,476,846     $5,361,412     $5,124,810



First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1998

 Investment Securities
                                                                                                                           Table 3
                                                September 30, 1998                               September 30, 1997

                                                              Average   Taxable                                 Average   Taxable
                                         Book          Fair  Maturity  Equivalent          Book          Fair  Maturity  Equivalent
(thousands)                             Value         Value (Yrs./Mos.)   Yield           Value         Value (Yrs./Mos.)   Yield
 U. S. Government:
 Within one year                    $1,164,636    $1,172,482    0/7         5.96%     $1,054,982    $1,055,159    0/6         5.77%
 One to five years                     896,153       907,582    1/5         5.78       1,363,244     1,365,991   1/10         5.97
 Five to ten years                         129           135    7/6         8.38           2,906         2,961    6/0         5.52
 Over ten years                          3,522         3,629   19/0         7.46           4,855         4,976   19/10        7.50

 Total                               2,064,440     2,083,828    1/0         5.88       2,425,987     2,429,087    1/3         5.88

 State, county and municipal:
 Within one year                         1,161         1,165    0/3         6.47             910         1,119    0/7         6.23
 One to five years                       2,766         2,871    3/0         7.30           3,425         3,491   2/11         6.89
 Five to ten years                          -            -       -           -               509           544    5/2         8.16
 Over ten years                            160           166   18/0         9.14             175           175   19/11        9.14

 Total                                   4,087         4,202   2/10         7.14           5,019         5,329    3/3         6.98

 Other
 Within one year                           510           510    0/2         5.53             853           852    0/4        14.20
 One to five years                          55            55    3/5         5.47             555           552    1/5         5.42
 Five to ten years                         250           250   9/11         8.00              10            10    5/4         5.63

 Total                                     815           815    1/8         5.80           1,418         1,414    0/9        12.37

 Total securities held to maturity   2,069,342     2,088,845   0/11         5.89%     $2,432,424    $2,435,830    1/3         5.89%

 Securities available for sale          31,021        46,001     -           -            11,788        29,530     -           -
 Total investment securities        $2,100,363    $2,134,846     -           -        $2,444,212    $2,465,360     -           -



First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1998

 Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Third Quarter
                                                                                                                           Table 4

                                                        1998                           1997           Increase (decrease) due to:

                                                    Interest                       Interest
                                          Average    Income/ Yield/     Average     Income/  Yield/                 Yield/   Total
(thousands)                               Balance    Expense  Rate      Balance     Expense   Rate      Volume      Rate    Change
Assets
Loans:
Secured by real estate                 $3,639,111    $73,464  8.03%  $3,092,757     $64,611   8.33%    $11,331   ($2,478)   $8,853
Commercial and industrial                 759,002     17,197  9.30      583,231      13,079   8.68       3,526       592     4,118
Consumer                                1,526,648     31,635  8.61    1,305,113      28,731   8.80       4,199    (1,295)    2,904
Lease financing                            87,632      1,900  8.67       77,472       1,621   8.85         269        10       279
Other                                      12,429        170  5.41       14,831         327   7.71         (59)      (98)     (157)

Total loans                             6,024,822    124,366  8.34    5,073,404     108,369   8.52      19,266    (3,269)   15,997
Investment securities:
U. S. Government                        2,212,912     32,615  5.85    2,352,277      34,732   5.86      (2,058)      (59)   (2,117)
State, county and municipal                 4,276         76  7.05        5,213          81   6.16         (16)       11        (5)
Other                                      26,826        342  5.06        1,625          25   6.10         354       (37)      317

Total investment securities             2,244,014     33,033  5.84    2,359,115      34,838   5.86      (1,720)      (85)   (1,805)
Federal funds sold                         36,646        513  5.55      200,237       2,792   5.53      (2,285)        6    (2,279)

Total interest-earning assets          $8,305,482   $157,912  7.65%  $7,632,756    $145,999   7.62%    $15,261   ($3,348)  $11,913

Liabilities
Deposits:
Checking With Interest                 $1,031,261    $ 2,583  0.99%    $923,049      $2,478   1.07%       $291     ($186)     $105
Savings                                   701,009      3,324  1.88      707,477       3,588   2.01         (32)     (232)     (264)
Money market accounts                   1,132,443     10,151  3.56      933,002       8,806   3.74       1,824      (479)    1,345
Time deposits                           3,681,556     47,955  5.17    3,516,673      47,191   5.32       2,152    (1,388)      764

Total interest-bearing deposits         6,546,269     64,013  3.88    6,080,201      62,063   4.05       4,235    (2,285)    1,950
Federal funds purchased                    56,467        795  5.59       20,386         284   5.53         505         6       511
Repurchase agreements                      86,129        933  4.30       36,894         407   4.38         538       (12)      526
Master notes                              332,568      4,000  4.77      313,366       3,689   4.67         229        82       311
U. S. Treasury tax and loan accounts       16,748        221  5.24       13,365         260   7.72          55       (94)      (39)
Other short-term borrowings                48,415        767  6.29      132,663       2,011   6.01      (1,307)       63    (1,244)
Long-term obligations                     158,353      3,195  8.00       12,017         233   7.69       2,895        67     2,962

Total interest-bearing liabilities     $7,244,949    $73,924  4.05%  $6,608,892     $68,947   4.14%     $7,150   ($2,173)   $4,977

Interest rate spread                                          3.60%                           3.48%

Net interest income and net yield
on interest-earning assets                           $83,988  4.01%                 $77,052   4.01%     $8,111   ($1,175)   $6,936

Average loan balances included nonaccrual loans. Yields realted to loans and securities exempt from both federal and state income taxes, federal income taxes only, and state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for each period, and state income tax rates of 7.25% for 1998 and 7.5% for 1997.


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1998

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Nine Months
                                                                                                                         Table 5
                                                      1998                           1997             Increase (decrease) due to:

                                                  Interest                       Interest
                                         Average   Income/   Yield/     Average   Income/  Yield/               Yield/     Total
(thousands)                              Balance   Expense    Rate      Balance   Expense   Rate      Volume      Rate    Change
Assets
Loans:
Secured by real estate                $3,493,346  $209,735    8.00%  $3,100,969  $191,645   8.23%    $23,789   ($5,699)  $18,090
Commercial and industrial                695,573    47,266    9.30      553,339    36,767   8.48       8,063     2,436    10,499
Consumer                               1,456,149    92,073    8.34    1,265,298    85,276   8.92      12,534    (5,737)    6,797
Lease financing                           80,862     5,287    8.72       71,834     4,616   8.57         585        86       671
Other                                     13,080       618    6.31       15,225       878   7.71        (112)     (148)     (260)

Total loans                            5,739,010   354,979    8.26    5,006,665   319,182   8.51      44,859    (9,062)   35,797
Investment securities:
U. S. Government                       2,349,471   103,452    5.89    2,199,958    96,461   5.86       6,525       466     6,991
State, county and municipal                4,586       249    7.26        5,775       312   7.22         (64)        1       (63)
Other                                     28,077       378    1.80        1,854        84   6.06         771      (477)      294

Total investment securities            2,382,134   104,079    5.84    2,207,587    96,857   5.87       7,232       (10)    7,222
Federal funds sold                        93,759     3,882    5.54      186,582     7,555   5.41      (3,805)      132    (3,673)

Total interest-earning assets         $8,214,903  $462,940    7.53%  $7,400,834  $423,594   7.65%    $48,286   ($8,940)  $39,346

Liabilities
Deposits:
Checking with Interest                $1,025,916    $8,033    1.05%    $914,580    $7,323   1.07%       $869     ($159)     $710
Savings                                  700,488     9,875    1.88      709,681    10,875   2.05        (119)     (881)   (1,000)
Money market accounts                  1,092,622    29,117    3.56      900,416    24,875   3.69       5,211      (969)    4,242
Time deposits                          3,730,036   145,177    5.20    3,419,691   135,705   5.31      12,306    (2,834)    9,472

Total interest-bearing deposits        6,549,062   192,202    3.92    5,944,368   178,778   4.02      18,267    (4,843)   13,424
Federal funds purchased                   54,326     2,244    5.52       24,916       955   5.12       1,170       119     1,289
Repurchase agreements                     72,605     2,331    4.29       28,337       915   4.32       1,426       (10)    1,416
Master notes                             313,645    11,129    4.74      295,600    10,103   4.57         633       393     1,026
U. S. Treasury tax and loan accounts      16,650       643    5.16       11,965       702   7.84         228      (287)      (59)
Other short-term borrowings               63,418     2,940    6.20       70,694     3,131   5.92        (331)      140      (191)
Long-term obligations                    125,422     7,525    8.02       10,142       611   8.05       6,929       (15)    6,914

Total interest-bearing liabilities    $7,195,128  $219,014    4.07%  $6,386,022  $195,195   4.09%    $28,322   ($4,503)  $23,819

Interest rate spread                                          3.46%                         3.56%

Net interest income and net yield
on interest-earning assets                        $243,926    3.97%              $228,399   4.13%   $19,964   ($4,437)  $15,527

Average loan balances included nonaccrual loans. Yields realted to loans and securities exempt from both federal and state income taxes, federal income taxes only, and state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for each period, and state income tax rates of 7.25% for 1998 and 7.5% for 1997.

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1998

 Summary of Loan Loss Expenience and Risk Elements
                                                                                                                           Table 6
                                                        1998
                                                                                                                Nine Months Ended
                                                       Third      Second      First      Fourth       Thir         September 30
(thousands, except ratios)                           Quarter     Quarter    Quarter     Quarter     Quarter        1998       1997
Reserve balance at beginning of period               $90,240     $85,985    $84,360     $83,385     $81,902     $84,360    $81,439
Reserve of acquired loans                                  -           -          -          -         358           -        481
Provision for loan losses                              5,324       5,267      4,395       3,753       1,309      14,986      4,973
Net charge-offs:
Charge-offs                                           (2,815)     (3,930)    (3,409)     (3,857)     (3,162)    (10,154)   (10,474)
Recoveries                                             1,386       2,918        639       1,079       2,978       4,943      6,966

Net charge-offs                                       (1,429)     (1,012)    (2,770)     (2,778)       (184)     (5,211)    (3,508)

Reserve balance at end of period                     $94,135     $90,240    $85,985     $84,360     $83,385     $94,135    $83,385

Historical Statistics

Balances
Average total loans                               $6,024,822  $5,711,599 $5,474,570  $5,324,286  $5,073,404  $5,739,010 $5,006,665
Total loans at period-end                          6,132,422   5,886,315  5,562,831   5,445,772   5,208,195   6,132,422  5,208,195

Risk Elements
Nonaccrual loans                                     $11,492     $12,335    $14,797     $12,681     $11,983     $11,492    $11,983
Other real estate acquired through foreclosure         1,202       1,170      1,502       1,462       1,450       1,202      1,450

Total nonperforming assets                           $12,694     $13,505    $16,299     $14,143     $13,433     $12,694    $13,433

Accruing loans 90 days or more past due               $4,761      $4,168     $4,837      $3,953      $4,157      $4,761     $4,157

Ratios
Net charge-offs (annualized) to average total loans     0.09%       0.07%      0.21%       0.21%       0.01%       0.12%      0.09%
Reserve for loan losses to total loans at period-end    1.54        1.53       1.55        1.55        1.60        1.54       1.60
Nonperforming assets to total loans plus foreclosed
real estate at period-end                               0.21        0.23       0.29        0.26        0.26        0.21       0.26


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1998

INTRODUCTION
         Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares' two banking subsidiaries. First-Citizens Bank & Trust Company ("FCB") operates branches in North Carolina and Virginia and West Virginia; and Atlantic States Bank operates offices in Georgia and North Carolina.

SUMMARY
         BancShares realized a slight reduction in earnings during the third quarter of 1998 compared to the third quarter of 1997. Consolidated net income during the third quarter of 1998 was $18.1 million, compared to $19.0 million earned during the corresponding period of 1997. Net income per share during the third quarter of 1998 totaled $1.70, compared to $1.67 during the third quarter of 1997. Despite the reduction in net income from the third quarter of 1997 to the third quarter of 1998, net income per share increased due to a reduction in average shares outstanding. Annualized return on average assets was 0.78 percent for the third quarter of 1998 compared to 0.90 percent during the same period of 1997. The 12 basis point reduction between the third quarters of 1997 and 1998 reflects the impact of the reduction in net income despite balance sheet growth. For the first nine months of 1998, BancShares recorded net income of $51.3 million, compared to $53.2 million earned during the first nine months of 1997. The 3.6 percent reduction was the net result of higher provision for loan losses and higher noninterest expenses, partially offset by increases in net interest income and noninterest income. Net income per share for the first nine months of 1998 was $4.77, compared to $4.67 during the same period of 1997. On an annualized basis, BancShares returned 0.75 percent on average assets during the first nine months of 1998 compared to 0.87 percent during the corresponding period of 1997.

         Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the third quarter and Table 5 for the first nine months of 1998 and 1997.

INTEREST-EARNING ASSETS
         Interest-earning assets for the third quarter of 1998 averaged $8.31 billion, an increase of $672.7 million or 8.8 percent from the third quarter of 1997. For the nine months ended September 30, 1998, earning assets averaged $8.21 billion, an increase of $814.1 million or 11.0 percent over the same period of 1997. These increases result from growth in the loan portfolio.
         Loans. At September 30, 1998 and 1997, gross loans totaled $6.13 billion and $5.21 billion, respectively. As of December 31, 1997, gross loans were $5.45 billion. The $924.2 million growth in loans from September 30, 1997 to September 30, 1998 results from growth within BancShares' commercial loans secured by real estate, small business loans, and consumer loan products. This growth has resulted from BancShares' strong focus during 1998 on these products.
         During the third quarter of 1998, loans averaged $6.02 billion, an increase of $951.4 million or 18.8 percent from the comparable period of 1997. Loan growth has resulted from higher demand from commercial and small business borrowers. This strong demand began during the first quarter and has continued through the third quarter.
         Loans secured by real estate averaged $3.64 billion during the third quarter of 1998, compared to $3.09 billion during the third quarter of 1997, an increase of $546.4 million or 17.7 percent. Growth among commercial borrowers contributed to much of this increase. Consumer loans averaged $1.53 billion during the third quarter of 1998, compared to $1.31 billion during the same period of 1997, an increase of $221.5 million or 17.0 percent. Much of that growth results from indirect automobile financing. Commercial and industrial loans averaged $759.0 million during the third quarter of 1998, compared to $583.2 million during the same period of 1997. This increase of $175.8 million between the two periods is primarily due to growth among small business loans.

         For the year-to-date, gross loans have averaged $5.74 billion for 1998 compared to $5.01 billion for the same period of 1997. This $732.3 million or
14.6 percent increase is likewise due to growth among commercial, small business and retail customers.
         As of September 30, 1998, $208.6 million in fixed-rate residential mortgage loans are classified as held for sale. All loans held for sale are carried at the lower of cost or fair value.
         Mortgage loan sale activity during the first nine months of 1998 has resulted from two primary goals. First, as in the past, management seeks to lessen the exposure to changes in interest rates by selling loans from its long-term fixed-rate loan portfolio. Second, loan sales provide liquidity to meet ongoing loan demand. The sales of residential mortgage loans has supported both objectives.
         Management anticipates continued growth among commercial and small business loans for the rest of 1998. Growth projections are dependent on interest rate movements, as interest rate changes will affect retail and commercial loan growth.
         Investment securities. At September 30, 1998 and 1997, the investment portfolio totaled $2.12 billion and $2.46 billion, respectively. At December 31, 1997, the investment portfolio was $2.48 billion.
 The 14.8 percent reduction in the investment portfolio since December 31, 1997 resulted from using proceeds from maturing securities to fund current loan demand. All securities that are classified as held-to-maturity reflect
BancShares' ability and positive intent to hold those investments until maturity. Available-for-sale securities are reported at their aggregate fair value. Table 3 presents detailed information relating to the investment securities portfolio.

         Income on Interest-Earning Assets. Interest income amounted to $157.4 million during the third quarter of 1998, an 8.2 percent increase over the third quarter of 1997. Balance sheet growth in the loan portfolio contributed to higher interest income in the third quarter of 1998 when compared to the same period of 1997.
         The taxable-equivalent yield on interest-earning assets for the third quarter of 1998 was 7.65 percent, compared to 7.62 percent for the corresponding period of 1997. The higher yield on earning assets during 1998 results from the $951.4 million increase in the number of loans over the third quarter.
         Loan interest income for the third quarter of 1998 was $123.9 million, an increase of $16.0 million or 14.8 percent from the third quarter of 1997, the result of volume growth. The taxable-equivalent yield on the loan portfolio was
8.34 percent during the third quarter of 1998, compared to 8.52 percent during the same period of 1997, the decrease primarily resulting from competitive loan pricing.
         For the nine months ended September 30, 1998, loan interest income was $353.5 million, an increase of $35.8 million or 11.3 percent over the same period of 1997. The increase in interest income reflects the growth in the loan portfolio.
         Income earned on the investment securities portfolio amounted to $33.0 million during the third quarter of 1998 and $34.8 million during the same period of 1997, a decrease of $1.8 million or 5.2 percent. This decrease is the result of a $115.1 million reduction in the average securities portfolio. The investment securities portfolio taxable-equivalent yield decreased from 5.86 percent for the quarter ended September 30, 1997, to 5.84 percent for the quarter ended September 30, 1998, the result of market conditions.
         For the nine months ended September 30, 1998, interest income from investment securities was $104.0 million, compared to $96.7 million during the same period of 1997, an increase of 7.49 percent. This increase is the result of a $174.5 million increase in the average securities portfolio.

INTEREST-BEARING LIABILITIES.
         At September 30, 1998 and 1997, interest-bearing liabilities totaled $7.26 billion and $6.74 billion, respectively, compared to $7.05 billion as of December 31, 1997. During the third quarter of 1998, interest-bearing liabilities averaged $7.24 billion, an increase of $636.1 million or 9.62 percent from the third quarter of 1997. This increase primarily resulted from growth in interest-bearing deposits and long-term obligations.
         Deposits. At September 30, 1998, total deposits were $7.77 billion, an increase of $473.2 million or 6.5 percent over September 30, 1997. Compared to the December 31, 1997 balance of $7.58 billion, total deposits have increased $191.5 million. Acquisitions during 1998 have resulted in the assumption of $239.9 million in deposit liabilities, net of offices which have subsequently been sold. Excluding the impact of acquisitions, deposits have displayed normal seasonal trends during 1998. Normally, deposit balances increase during the fourth quarter.

         Average interest-bearing deposits were $6.55 billion during the third quarter of 1998 compared to $6.08 billion during the third quarter of 1997, an increase of 7.67 percent. The increase is due to growth among average time, money market and Checking With Interest deposits. Average money market deposits increased $199.4 million from the third quarter of 1997 to the third quarter of 1998. Average time deposit accounts increased $164.9 million from the third quarter of 1997 to the third quarter of 1998, while average Checking With
Interest accounts increased $108.2 million between the two periods. Time deposits of $100,000 or more averaged 8.85 percent of total average deposits during the third quarter of 1998, compared to 9.68 percent during the same period of 1997. Deposit growth reflects the impact of acquisitions as well as the expanding branch network, specifically from in-store locations.
         Borrowed Funds. At September 30, 1998, short-term borrowings totaled $534.9 million compared to $593.8 million at December 31, 1997 and $539.4 million at September 30, 1997. For the quarters ended September 30, 1998 and 1997, short-term borrowings averaged $540.3 million and $516.7 million, respectively. This increase is the net result of growth among federal funds purchased, repurchase obligations and overnight borrowings from customers through the Master Note program and a reduction in short-term notes payable. Long-term obligations averaged $158.4 million during the third quarter of 1998, compared to $12.0 million during the third quarter of 1997. The increase in long-term obligations reflects the impact of the $150 million in trust preferred securities that were issued during the first quarter of 1998. The trust preferred securities are thirty year obligations with interest paid semi-annually at a rate of 8.05 percent. The trust preferred securities qualify as Tier 1 capital for the holding company.
         Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $73.9 million during the third quarter of 1998, a $5.0 million or
7.2 percent increase from the third quarter of 1997. The higher interest expense was the result of the growth in average interest-bearing liabilities. The rate on these liabilities was 4.05 percent during the third quarter of 1998, compared to 4.14 percent during the third quarter of 1997.
         For the year-to-date, interest expense was $219.0 million, compared to $195.2 million for the same period of 1997. The 12.2 percent increase is largely due to the growth in interest-bearing deposits and long-term obligations. For both the three and nine month periods ending September 30, 1998 and 1997, lower rates on interest-bearing liabilities have partially offset the impact of the growth in average balances of these funding sources.

NET INTEREST INCOME
         Net interest income totaled $83.5 million during the third quarter of 1998, an increase of 9.0 percent from the third quarter of 1997. The taxable-equivalent net yield on interest-earning assets was 4.01 percent for the third quarter of 1998, equal to the 4.01 percent achieved for the third quarter of 1997.
 The taxable  equivalent  interest rate spread for the third quarter of 1998 was
3.60 percent compared to 3.48 percent for the same period of 1997.
         Net Interest income totaled $242.4 million during the first nine months of 1998, and increase of 6.84 percent from the same period of 1997. The taxable-equivalent net yield on interest-earning assets was 3.97 percent for the nine months ended of 1998, compared to 4.13 percent for the same period of 1997. The taxable equivalent interest rate spread for the nine months ended September 30, 1998, was 3.46 percent compared to 3.56 percent for the same period of 1997. For the year-to-date, the thinner spreads and net interest margin demonstrate the impact of the aggressive pricing that has contributed to the strong asset growth during the current year.
         A principal objective of BancShares' asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.
         Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. As of September 30, 1998, BancShares' market risk profile has not changed significantly from December 31, 1997. Volatility since September 30, 1998 has resulted in some impact on the fair value of various financial instruments. Due to the large percentage of fixed-rate assets, the reductions in market rates have allowed the fair value of certain assets to increase. Likewise, the fair value of certain fixed-rate liabilities has also increased since the reductions in key market index rates. Changes in fair value that result from movement in market rates can not be predicted with any degree of certainty. Therefore, the impact tha future changes in market rates will have on the fair values of financial instruments is uncertain.

ASSET QUALITY
         Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating possible credit losses. At September 30, 1998, the reserve for loan losses amounted to $94.1 million or 1.54 percent of loans outstanding. This compares to $84.4 million or
1.55 percent at December 31, 1997, and $83.4 million or 1.60 percent at September 30, 1997.
         Management considers the established reserve adequate to absorb losses that relate to loans outstanding at September 30, 1998. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of additions to the reserve based on their judgments of information available to them at the time of their examination. The provision for loan losses charged to operations during the third quarter of 1998 was $5.3 million, compared to $1.3 million during the third quarter of 1997. Net charge-offs for the three months ended September 30, 1998 totaled $1.4 million, compared to net charge-offs of $184,000 during the same period of 1997. On an annualized basis, these net charge-offs represent 0.09 percent and 0.01 percent of average loans outstanding during the respective periods. For the nine month periods ending September 30, total provision for loan losses was $15.0 million for 1998 and $5.0 million for 1997. The $10.0 million increase primarily results from additional reserves being established for new loans. Net charge-offs for the nine month period ended September 30, 1998 totaled $5.2 million, compared to $3.5 million during the same period of 1997. As a percentage of average loans outstanding, the net charge-offs represent 0.12 percent and 0.09 percent, respectively, on an annualized basis. Gross charge-offs totaled $10.2 million for the nine month period ended September 30, 1998 and $10.5 million for the nine month period ended September 30,1997. Gross recoveries were $4.9 million and $7.0 million for the respective periods. Management views the stable gross charge-offs as evidence of strong asset quality. Management remains committed to maintaining high levels of credit quality. Table 6 provides details concerning the reserve and provision for loan losses over the past five quarters and for the year-to-date for 1998 and 1997. Nonperforming assets. At September 30, 1998, BancShares' nonperforming assets amounted to $12.7 million or 0.21 percent of gross loans plus foreclosed properties, compared to $14.1 million at December 31, 1997, and $13.4 million at September 30, 1997. While BancShares views these levels of nonperforming assets as further evidence of strong asset quality, management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure. Further, there has been no significant change in the carrying value of impaired loans.

NONINTEREST INCOME
     During the first nine months of 1998, noninterest income was $103.5 million, compared to $83.4 million during the same period of 1997. The $20.1 million or 24.1 percent increase was primarily due to growth in other service charge and fee income, growth in credit card income, and growth in service charges on deposit accounts. During the first nine months of 1998, total other service charge and fee income was $26.3 million, compared to $20.1 million earned during the same period of 1997. Significant to this increase was higher income from ATM-related fees, growth in fees earned by First Citizens Investor Services, and mortgage servicing income. Results from the sale of residential mortgage loans and adjustments of loans held for sale to the lower of cost or fair value are included in noninterest income. BancShares recorded net gains of $3.3 million for the first nine months of 1998, compared to net losses of $300,000 during the same period of 1997. The large change in the results from mortgage sale activity reflects changes in market rates between the two periods.

         Noninterest income from the credit card operation contributed an additional $4.3 million during the first nine months of 1998 compared to the same period of 1997, the result of higher merchant income and interchange income earned from card usage. This increase represents a 30.3 percent increase over the same period of 1997, primarily due to moving credit card accounts to Virginia, where laws governing fees are less restrictive.
         BancShares also reported a $3.9 million increase in service charges on deposit accounts during the first nine months of 1998, a 12.5 percent increase. The increase in service charge income results from increases in commercial service charges and individual bad check charges. Commercial service charges for the nine months ended 1998 increased 10.3 percent when compared to the same period of 1997. Individual bad check charges for the nine months ended 1998 increased 20.9 percent when compared to same period of 1997, the result of a higher per item change for bad check processing.

NONINTEREST EXPENSE
         Noninterest expense was $251.5 million for the first nine months of 1998, a 13.3 percent increase over the $222.0 million recorded during the same period of 1997. Much of the $29.5 million increase in total noninterest expense relates to franchise expansion and the investments required to support that growth. Personnel-related expenses increased $13.4 million during 1998 when compared to the same period of 1997. This 12.0 percent increase reflects the growth in employee population required to staff the new branch offices and in-store locations in North Carolina, Virginia and Georgia. Higher employee benefits expense reflects increased pension expense and employment taxes.
         Equipment expense was $27.1 million during the first nine months of 1998, compared to $23.6 million over the same period of 1997. Much of the $3.5 million or 14.9 percent increase was a result of higher depreciation resulting from recent hardware and software purchases, and the expansion of the ATM network.
         Occupancy expense was $20.8 million for the first nine months of 1998, an 18.2 percent increase over the $17.6 million recorded during the same period of 1997. Much of the $3.2 million increase was the result of higher rent and depreciation expense for new and renovated branch facilities. This increase also reflected an increase in utility expenses.
         The $9.4 million increase in other expenses resulted from higher telecommunications expense, cardholder reward program expense, consulting services, and moving expense. Telecommunications expense reflects the continued growth of the traditional branch network as well as the various alternative delivery channels, which are heavily dependent on telecommunications.
     The increase in cardholder reward program expense relates to growth in the cardholder reward program during 1998. This increase is a reflection of higher credit card usage by cardholders.
     The increase in moving expense is a result of relocating various bank functions to the newly expanded data center. Much of the consulting expense incurred during 1998 relates to the systems modifications being made in preparation for the year 2000 ("Y2K"). During the first nine months of 1998, BancShares incurred $1.4 million in consulting services related to Y2K.

INCOME TAXES
     Income tax expense amounted to $28.1 million during the nine months ended September 30, 1998, compared to $30.1 million during the same period of 1997, a
6.8 percent reduction resulting from lower pre-tax income. The effective tax rates for these periods were 35.4 percent and 36.2 percent, respectively.

LIQUIDITY
     Management relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. In the event additional liquidity is needed, BancShares maintains readily available sources to borrow funds through its correspondent network. Loan growth during the third quarter was funded by growth in deposits and by liquidity granted from maturity of investment securities. Deposits are expected to display seasonal growth through the remainder of 1998, providing funds for projected loan growth.

SHAREHOLDERS'  EQUITY AND CAPITAL ADEQUACY
     BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At September 30, 1998 and 1997, the leverage capital ratio of BancShares was 7.3 percent and 6.6 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratio was 9.9 percent at September 30, 1998, and 10.2 percent as of September 30, 1997. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 11.2 percent at September 30, 1998 and 11.4 percent as of September 30, 1997. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies
     During the second quarter of 1998, BancShares purchased a total of 158,000 shares of its outstanding common stock from a related defined benefit pension plan. As of December 31, 1997, these shares were classified on the Consolidated Balance Sheet as other liabilities and were recorded at their fair value. Until the shares were repurchased, they were reported at their fair value, with the change in the aggregate fair value reported as an adjustment to retained earnings. Net income per share has been adjusted for the impact of the change in fair value prior to their acquisition. The purchase price was based on an independent appraisal of the investment.

YEAR 2000  PREPARATIONS
     BancShares continues to devote significant resources to the efforts related to preparation for the arrival of year 2000. As is the case with most financial institutions, BancShares is heavily dependent on technologies which, in turn, are highly date sensitive.
     During 1996, recognizing the significance of the Y2K problem, BancShares retained a qualified consultant to plan and direct the process by which the Y2K project would proceed. The consultant works under the supervision of a Y2K Executive Steering Committee, which includes BancShares' Chief Financial Officer and Chief Information Officer. This committee provides ongoing updates to the Board of Directors.
     BancShares has divided its Y2K efforts into four areas - mainframe computing, non-mainframe computing, non-information technology and business continuity planning. The progress made to date in each of these areas is, in management's opinion, appropriate.
     State of Readiness - With respect to mainframe computing, remediation and testing has been completed on 42 percent of the applications, while sub-stantially all remaining applications will be complete before the end of 1998.
     With respect to non-mainframe computing, remediation and testing is underway for substantially all of the mission-critical applications; however, Y2K compliant versions of some applications will not be received from the respective vendor to allow for completion of testing until 1999. For certain applications that, in management's opinion, are at risk of not achieving Y2K compliance by an acceptable date, contingency actions are underway to identify suitable alternatives that are Y2K compliant and that may be implemented in a timely manner.
     With respect to non-information technology exposures, management has identified those assets and services that, in management's opinion, will be impacted by Y2K. Those assets and services are currently proceeding through a validation process. For those mission-critical assets and services that will likely not be compliant by March 31, 1999, contingency plans are being developed.
     Business continuity planning efforts will be initiated during the fourth quarter of 1998.
     Costs - BancShares estimates that the total cost of the Y2K project will be approximately $8.5 million. Currently, BancShares project the cost of Y2K efforts will be $4.6 million during 1998 and $1.5 million during 1999. For the first nine months of 1998, BancShares has recognized expenses totaling $3.2 million for Y2K compliance. All costs related to the Y2K project are expensed as incurred.
     Risks - The implications of the Y2K problem, whether the result of BancShares' own failure to achieve readiness or the failure of a material customer or vendor to achieve readiness, could have a material adverse impact on BancShares' operations and its results of operations. However, management believes the efforts underway will minimize the likelihood of such a crisis.
     BancShares believes its most reasonably likely worst case scenario will be a failure by certain customers and vendors to achieve Y2K readiness. With respect to its customers, BancShares has identified its material borrowers and has requested disclosures from those borrowers as to their readiness and their risks. Based on these findings, management has identified customers who, in management's opinion, may experience some distress as a result of Y2K. The assessments have been completed on 88 percent of the customers who exceeded the established parameters.
     For key vendors who provide goods and services, BancShares has requested status reports that describe their efforts to achieve Y2K readiness. Most of the requests have been honored, and, based on these responses, except for exposures related to public utilities, there are no known risks among the identified vendors.
     Regulatory agencies that have authority over BancShares and its subsidiaries have determined that Y2K testing and certification are key safety and soundness issues in conjunction with regulatory exams. Therefore, failure to address the Y2K issue in an appropriate manner could result in supervisory action, including the reduction of the supervisory rating, the denial of applications for approval of mergers or acquisitions or the imposition of penalties.
     Contingency Plans - Throughout the project, BancShares has developed contingency plans whenever it is apparent that specific applications will not achieve Y2K compliance. Based on the respective situation, the inclination to replace the application or to assess the impact of the non-compliant asset or service will determine how the matter will be resolved.
     For BancShares' most reasonably likely worst case scenario, contingency plans are already active. As previously described, BancShares has actively evaluated the status of readiness efforts of key customers and vendors and made necessary modifications, including downgrading of exposure to customers who are believed to be at risk of Y2K non-compliance. Management will continue to evaluate deficiencies that become apparent and to establish contingency plans to protect BancShares and to minimize its exposure to Y2K uncertainties.

CURRENT ACCOUNTING AND REGULATORY ISSUES
         BancShares has adopted several provisions issued by the Financial Accounting Standards Board ("FASB") during 1998.
         Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" became effective and was adopted by BancShares during 1998 and modifies the disclosure of earnings to include net income, other comprehensive income and total comprehensive income. The impact of the adoption of SFAS 130 is included in the accompanying unaudited interim consolidated financial statements.
         SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that public business enterprises report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders, as well as information about products, services, geographic areas in which they operate and their major customers. Adoption of SFAS 131 during 1998 is not expected to have a material impact on BancShares' consolidated financial statements.
         In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements of pensions and other postretirement benefits and does not change any measurement or recognition provisions. The adoption of SFAS No. 132 during 1998 will not have a material impact on BancShares consolidated financial statements.
         In June 1998, the FASB issued SFAS No. 133  "Accounting  for Derivative
Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. As a result of BancShares' limited use of derivative instruments, the adoption of SFAS No. 133 should not have a material impact on its consolidated financial statements.
 SFAS No. 133 becomes effective during 2000.
         Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

FORWARD-LOOKING STATEMENTS

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

Note A
Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete statements.
     In the opinion of management, the consolidated statements contain all material adjustments necessary to present fairly the financial position of First Citizens BancShares, Inc. as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity the generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and for the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
     These financial statements should be read in conjunction with the financial statements and notes included in the 1997 First Citizens BancShares, Inc. Annual Report, which is incorporated by reference on Form 10-K. Certain amounts for prior periods have been reclassified to conform with statement presentations for 1998. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.


Note B
Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in complete financial statements. Other comprehensive income includes unrealized gains (losses) on investment securities that are classified as available for sale. BancShares adopted SFAS No. 130 in 1998.

The following table displays comprehensive income for the periods indicated:
                             Three months ended September 30        Nine months ended September 30
                                          1998          1997                    1998          1997
                                                                    (thousands)

Net income                             $18,088       $19,018                 $51,293       $53,194
Other comprehensive income (loss)         (461)        2,297                    (426)        3,971


Comprehensive income                   $17,627       $21,315                 $50,867       $57,165







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

              Net income per share is calculated based on the following amounts for the quarters and nine months ended September 30:
                                     Three months ended September 30       Nine months ended September 30
                                             1998          1997                    1998              1997

Net income                                $18,088       $19,018                 $51,293       $53,194
Less change in obligation to
   purchase common shares                       0             0                     624             0
Net income applicable to
   common shares                          $18,088       $19,018                 $50,669       $53,194

Weighted average common
  shares outstanding                   10,625,559    11,389,926              10,626,565    11,389,926
