Form 10-K
period 1998-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 1999-03-31
CIK 798941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K




                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  December 31, 1998                                             0-16471
--------------------------------------------------------------------------------
For the fiscal year ended                                 Commission File Number

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based on last reported sales prices on March 22, 1999, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant as of such date was $419,240,120.

On March 22, 1999, there were 8,900,114 outstanding shares of the Registrant's Class A Common Stock and 1,720,460 outstanding shares of the Registrant's Class B Common Stock.

Portions of the Registrant's definitive Proxy Statement dated March 22, 1999 are incorporated in Part III of this report, as is information contained in the 1998 Annual Report.

                                     PART I
--------------------------------------------------------------------------------

Item 1.  Business

First Citizens BancShares, Inc. ("BancShares") was incorporated under the laws of Delaware on August 7, 1986, to become the successor to First Citizens Corporation ("FCC"), a North Carolina corporation that was the bank holding company of First-Citizens Bank & Trust Company (the "Bank"), its banking subsidiary. On October 21, 1986, FCC was merged into BancShares, and BancShares became the sole shareholder of the Bank. The Bank was chartered on March 4, 1893, as the Bank of Smithfield, Smithfield, North Carolina and through a series of mergers and name changes, it later became First-Citizens Bank & Trust Company.

The Bank is the fifth largest commercial bank in North Carolina based upon total deposits. Its growth has been generated principally by acquisitions and de novo branching that have occurred under the leadership of the R.P. Holding family. As of December 31, 1998, the Bank operated 354 offices in North Carolina, Virginia and West Virginia.

On September 1, 1994, BancShares acquired Bank of Marlinton, a West Virginia-chartered bank with headquarters in Marlinton, West Virginia. On June 1, 1995, BancShares acquired Bank of White Sulphur Spring ("WSS"), a West Virginia-charted bank with headquarters in White Sulphur Springs, West Virginia. On August 1, 1997, BancShares merged Marlinton into WSS to form First-Citizens Bank & Trust Company, a West Virginia chartered bank. On October 16, 1999, BancShares merged First-Citizens Bank & Trust Company, a West Virginia chartered bank, with First-Citizens Bank & Trust Company, a North Carolina chartered bank.

On April 28, 1997, BancShares opened Atlantic States Bank ("ASB"), a federally-chartered thrift institution, which has continued to open new branches in the suburban Atlanta, Georgia area, and also opened its first office in Fort Myers, Florida. ASB plans to expand its presence in southwestern Florida, specifically in the Fort Myers area. At December 31, 1998, ASB had 20 offices with total assets of $283.1 million.

BancShares' executive offices are located at 239 Fayetteville Street, Raleigh, North Carolina, 27601, and its telephone number is (919) 716-7000. At December 31, 1998, BancShares and its subsidiaries employed a full-time staff of 4,046 and a part-time staff of 875 for a total of 4,921 employees.

BancShares' principal assets are its investment in and receivables from its banking subsidiaries and its investment securities portfolio. Its primary sources of income are dividends from the Bank and interest income on its investment securities portfolio. Certain legal restrictions exist regarding the ability of the Bank to transfer funds to BancShares in the form of cash dividends or loans. For information regarding these restrictions, see Note P of BancShares' consolidated financial statements, contained in this report.

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

As of December 31, 1998, BancShares had consolidated assets of $9.61 billion, consolidated deposits of $8.11 billion and shareholders' equity of $660.7 million. Table 6 includes information such as average assets, deposits, shareholders' equity and interest-earning assets of BancShares for the five years ended December 31, 1998. Rates of return on average assets and average equity and the ratio of shareholders' equity to total assets for the last five years are presented in Table 1 of this report.

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


Item 2.  Properties

As of December 31, 1998, BancShares owned land and/or office buildings in which it operates offices at 238 locations. BancShares leases from Neuse 15 locations that have office buildings located thereon in which the BancShares maintains offices. In addition, BancShares leases 150 other locations. Additional information relating to premises, equipment and lease commitments is set forth in Note E of BancShares' consolidated financial statements.


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

The per share cash dividends paid by BancShares during each quarterly period during 1998 and 1997 are set forth in Table 17 of this report. A cash dividend of 25 cents per share was declared by the Board of Directors on January 25, 1999, payable April 5, 1999, to holders of record as of March 15, 1999. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. Subject to the foregoing, it is currently management's expectation that comparable cash dividends will continue to be paid in the future.


Item 6. Selected Financial Data

Information is included in Table 1 on page 18 of Registrant's 1998 Annual Report in the table 'Financial Summary and Selected Average Balances and Ratios'.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information is included on pages 18 through 37 of Registrant's 1998 Annual
Report

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information is included on pages 27 and 28 of Registrant's 1998 Annual Report


Item 8. Financial Statements and Supplementary Data

Information is included on the indicated pages of Registrant's 1998 Annual
Report:

               Independent Auditors' Report                                             38
               Consolidated Balance Sheets at December 31, 1998 and 1997                39
               Consolidated Statements of Income for each of the years
                 in the three-year period ended December 31, 1998                       40
               Consolidated Statements of Changes in Shareholders' Equity for each
                  of the years in the three-year period ended December 31, 1998         41
               Consolidated Statements of Cash Flows for each of the years in the
                  three-year period ended December 31, 1998                             42
               Notes to Consolidated Financial Statements                            43-59
               Quarterly Financial Summary for 1998 and 1997                            34


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

                                    PART III
--------------------------------------------------------------------------------
Information required by Part III of this Report on Form 10-K is incorporated herein by reference from the indicated pages of Registrant's definitive Proxy Statement dated March 22, 1999, as follows:

Item 10.       Directors and Executive Officers of the Registrant

Information found on pages 6-9 under the captions "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and 11 under the caption "Executive Officers."


Item 11.       Executive Compensation

Information found on pages 8-9 under the caption "Directors' Fees and Compensation;" 9 under the caption "Compensation Committee Interlocks and Insider Participation;" 12-13 under the captions "Executive Compensation" and "Pension Plan and Other Post-Retirement Benefits."


Item 12.       Security Ownership of Certain Beneficial Owners and Management

Information found on pages 2-5 under the captions "Principal Holders of Voting Securities" and "Ownership of Securities by Management."


Item 13.       Certain Relationships and Related Transactions

Information found on page 7 under footnote (4) to the table under the caption "Proposal 1: Election of Directors" and page 14 under the caption "Transactions with Management."

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

  4.1 Specimen of Registrant's Class A Common Stock certificate (incorporated herein by reference to Exhibit 4.1 of the 1993 Annual Report to the SEC on Form 10-K)

  4.2 Specimen of Registrant's Class B Common Stock certificate (incorporated herein by reference to Exhibit 4.2 of the 1993 Annual Report to the SEC on Form 10-K)

*10.1 Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 1, 1986 (incorporated herein by reference to Exhibit 10.1 of the 1987 Annual Report to the SEC on Form 10-K), as amended by the Fourth Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated October 26, 1998, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Lewis R. Holding (filed herewith)

*10.2 Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 1, 1986 (incorporated herein by reference to exhibit 10.2 of the 1987 Annual Report to the SEC on Form 10-K), as amended by the Fourth Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated October 26, 1998, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding (filed herewith)

*10.3 Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 1, 1986 (incorporated herein by reference to Exhibit 10.3 of the 1988 Annual Report to the SEC on Form 10-K), as amended by the Fourth Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated October 26, 1998, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and James B. Hyler, Jr. (filed herewith)

*10.4 Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 23, 1995 (incorporated herein by reference to Exhibit 10.4 of the 1994 Annual Report to the SEC on Form 10-K), as amended by the First Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated October 26, 1998, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding, Jr.(filed herewith)

*10.5 Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement dated August 23, 1989 (incorporated herein by reference to Exhibit 10.8 of the 1992 Annual Report to the SEC on Form 10-K), as amended by the Third Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated October 26, 1998, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and James M. Parker (filed herewith)

*10.6 Second Death Benefit and Post-Retirement Non-Competition and Consultation Agreement dated April 28, 1997, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (incorporated herein by reference to Exhibit 10.6 of Registrant's 1997 Annual Report to the SEC on Form 10-K)

--------------------------------------------------------------------------------


*10.7 Consulting Agreement dated February 17, 1988, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (incorporated herein by reference to Exhibit 10.7 of the 1987 Annual Report to the SEC on Form 10-K)

*10.9 Retirement Payment Agreement dated May 1, 1985, between First Federal Savings and Loan Association, Hendersonville, North Carolina ("First Federal"), and William McKay, which agreement was ratified by Registrant upon its acquisition of First Federal (incorporated herein by reference to Exhibit 10.9 of the 1991 Annual Report to the SEC on Form 10-K)

*10.10 Retirement Payment Agreement dated August 1, 1987, between First Federal and William McKay, which agreement was ratified by Registrant upon its acquisition of First Federal (incorporated herein by reference to Exhibit 10.10 of the 1991 Annual Report to the SEC on Form 10-K)

*10.11 Employment Agreement dated August 4, 1995, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Brent D. Nash (incorporated herein by reference to Exhibit 10.11 of the 1994 Annual Report to the SEC on Form 10-K)

*10.12 Retirement Payment Agreement dated August 8, 1991, between Edgecombe Homestead and Loan Assn., Inc. ("Edgecombe"), and Brent D. Nash, which agreement was ratified by Registrant upon its acquisition of Edgecombe (incorporated herein by reference to Exhibit 10.12 of the 1994 Annual Report to the SEC on Form 10-K)

*10.13 Article IV Section 4.1.d of the Agreement and Plan of Reorganization and Merger by and among First Investors Savings Bank, Inc., SSB, First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page II-38 of Registrant's S-4 Registration Statement filed with the SEC on December 19, 1994 (Registration No. 33-84514)

*10.14 Article IV Section 4.1.e of the Agreement and Plan of Reorganization and Merger by and among State Bank and First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page I-36 of Registrant's S-4 Registration Statement filed with the SEC on November
16, 1994 (Registration No.
33-86286)

*10.15 Article V Section 5.4.a of the Agreement and Plan of Reorganization and Merger By and Between Allied Bank Capital, Inc. and First Citizens BancShares, Inc., dated August 7, 1996, located at page I-47 of Registrant's S-4 Registration Statement filed with the SEC on September 28, 1995
(Registration No. 33-63009)

10.16 Amended and Restated Trust Agreement of FCB/NC Capital Trust I (incorporated herein by reference to Exhibit 4.1 of Registrant's Registration Statement No. 333-59039 filed with the SEC on July 14, 1998)

10.17 Form of Guarantee Agreement (incorporated herein by reference to Exhibit
4.2 of Registrant's Registration Statement No. 333-59039 filed with the SEC on July 14, 1998)

10.18 Junior Subordinated Indenture between Registrant and Bankers Trust Company, as Debenture Trustee (incorporated herein by reference to Exhibit 4.3 of Registrant's Registration Statement No. 333-59039 filed with the SEC on July 14, 1998)

  13 Registrant's Annual Report to Shareholders for the year ended December 31, 1998 (filed herewith)

  22    Subsidiaries of the Registrant (filed herewith)

  27    Financial Data Schedule (filed herewith)

  99 Registrant's definitive Proxy Statement dated March 22, 1999 (filed pursuant to Rule 14a-6(c))
-----------------------
* Denotes a management contract or compensation plan or arrangement in which an executive officer or director of Registrant participates.

        (b) Reports on Form 8-K. During the fourth quarter of 1998 the Registrant filed no Form 8-K Current Reports.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  MARCH 22, 1999              FIRST CITIZENS BANCSHARES, INC. (Registrant)
        --------------


                                    /s/ James B. Hyler, Jr.
                                    --------------------------------------------
                                    James B. Hyler, Jr.
                                    Vice Chairman and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on March 22, 1999.


      Signature                            Title                          Date
------------------------------------------------------------------------------------------




/s/Lewis R. Holding                     Chairman and Chief           March 22, 1999
------------------------------------    Executive Officer
Lewis R. Holding                        (principal executive
                                        officer)


/s/Frank B. Holding                     Executive Vice Chairman      March 22, 1999
------------------------------------
Frank B. Holding




/s/James B. Hyler, Jr.                  Vice Chairman                March 22, 1999
------------------------------------
James B. Hyler, Jr.




/s/Frank B. Holding, Jr.                President                    March 22, 1999
------------------------------------
Frank B. Holding, Jr.




/s/Kenneth A. Black                     Vice President,              March 22, 1999
------------------------------------    Treasurer, and Chief
Kenneth A. Black                        Financial Officer
                                        (principal financial
                                        and accounting officer)





      Signature                            Title                          Date
-----------------------------------------------------------------------------------------------





/s/John M. Alexander, Jr.               Director                     March 22, 1999
------------------------------------
John M. Alexander, Jr.




/s/ Ted L. Bissett                      Director                     March 22, 1999
------------------------------------
Ted L. Bissett





/s/ B. Irvin Boyle                      Director                     March 22, 1999
------------------------------------
B. Irvin Boyle





/s/George H. Broadrick                  Director                     March 22, 1999
------------------------------------
George H. Broadrick





/s/Betty M. Farnsworth                  Director                     March 22, 1999
------------------------------------
Betty M. Farnsworth





/s/Lewis M. Fetterman                   Director                     March 22, 1999
------------------------------------
Lewis M. Fetterman




/s/Carmen P. Holding                    Director                     March 22, 1999
------------------------------------
Carmen P. Holding






      Signature                            Title                         Date
-----------------------------------------------------------------------------------------------





                                        Director
------------------------------------
Charles B.C. Holt




/s/Edwin A. Hubbard                     Director                     March 22, 1999
------------------------------------
Edwin A. Hubbard





/s/Gale D. Johnson                      Director                     March 22, 1999
------------------------------------
Gale D. Johnson





/s/Freeman R. Jones                     Director                     March 22, 1999
------------------------------------
Freeman R. Jones





/s/Lucius S. Jones                      Director                     March 22, 1999
------------------------------------
Lucius S. Jones





/s/Joseph T. Maloney, Jr.               Director                     March 22, 1999
------------------------------------
Joseph T. Maloney, Jr.





/s/J. Claude Mayo, Jr.                  Director                     March 22, 1999
------------------------------------
J. Claude Mayo, Jr.









      Signature                            Title                          Date
-------------------------------------------------------------------------------------------------


/s/William McKay                        Director                     March 22, 1999
------------------------------------
William McKay





/s/Brent D. Nash                        Director                     March 22, 1999
------------------------------------
Brent D. Nash





/s/Lewis T. Nunnelee, II                Director                     March 22, 1999
------------------------------------
Lewis T. Nunnelee, II





/s/Talbert O. Shaw                      Director                     March 22, 1999
------------------------------------
Talbert O. Shaw





/s/R. C. Soles, Jr.                     Director                     March 22, 1999
------------------------------------
R. C. Soles, Jr.





/s/David L. Ward, Jr.                   Director                     March 22, 1999
------------------------------------
David L. Ward, Jr.


                                  EXHIBIT INDEX

Exhibit
Sequential
Number                                          Description of Exhibit                      Page Number
--------------------------------------------------------------------------------------------------------------------

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

     10.1   Employee Death Benefit and Post-Retirement Non-Competition and
            Consultation Agreement, dated January 1, 1986 (incorporated herein by reference to Exhibit 10.1 of the 1987 Annual Report to the SEC on Form
            10-K), as amended by the Fourth Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated
            October 26, 1998, between Registrant's subsidiary, First-Citizens Bank &
            Trust Company, and Lewis R. Holding (filed herewith)

     10.2   Employee Death Benefit and Post-Retirement Non-Competition and
            Consultation Agreement, dated January 1, 1986 (incorporated herein by reference to Exhibit 10.2 of the 1987 Annual Report to the SEC on Form 10-K), as amended by the Fourth Amendment of Employee Death
            Benefit and Post-Retirement Non-Competition and Consultation
            Agreement, dated October 26, 1998, between Registrant's subsidiary,
            First-Citizens Bank & Trust Company, and Frank B. Holding (filed herewith)

     10.3   Employee Death Benefit and Post-Retirement Non-Competition and
            Consultation Agreement, dated January 1, 1986 (incorporated herein by reference to Exhibit 10.3 of the 1988 Annual Report to the SEC on Form
            10-K), as amended by the Fourth Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated
            October 26, 1998, between Registrant's subsidiary, First-Citizens Bank &
            Trust Company, and James B. Hyler, Jr. (filed herewith)

     10.4   Employee Death Benefit and Post-Retirement Non-Competition and
            Consultation Agreement, dated January 23, 1995 (incorporated herein by by reference to Exhibit 10.4 of the 1994 Annual Report to the SEC on Form 10-K), as amended by the First Amendment of Employee Death
            Benefit and Post-Retirement Non-Competition and Consultation
            Agreement, dated October 26, 1998, between Registrant's subsidiary,
            First-Citizens Bank & Trust Company, and Frank B. Holding, Jr.
            (filed herewith)





                            EXHIBIT INDEX (CONTINUED)

Exhibit
Number                                          Description of Exhibit
--------------------------------------------------------------------------------------------------------------------

     10.5   Employee Death Benefit and Post-Retirement Non-Competition and
            Consultation Agreement, dated August 23, 1989 (incorporated herein by reference to Exhibit 10.8 of the 1992 Annual Report to the SEC on
            Form 10-K), as amended by the Third Amendment of Employee Death
            Benefit and Post-Retirement Non-Competition and Consultation
            Agreement, dated October 26, 1998, between Registrant's subsidiary,
            First-Citizens Bank & Trust Company, and James M. Parker (filed herewith)

     10.6   Second Death Benefit and Post-Retirement Non-Competition and
            Consultation Agreement dated April 28, 1997, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and George H.
            Broadrick (incorporated herein by reference to Exhibit 10.6 of the 1997
            Annual Report to the SEC on Form 10-K)

     10.7 Consulting Agreement dated February 17, 1988, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and George H.
            Broadrick (incorporated herein by reference to Exhibit 10.7 of the 1987 Annual Report to the SEC on Form 10-K)

     10.9   Retirement Payment Agreement dated May 1, 1985, between First
            Federal Savings and Loan Association, Hendersonville, North Carolina
            ("First Federal"), and William McKay, which agreement was ratified by Registrant upon its acquisition of First Federal Savings Bank
            (incorporated herein by reference to Exhibit 10.9 of the 1991 Annual
            Report to the SEC on Form 10-K)

     10.10  Retirement Payment Agreement dated August 1, 1987, between First
            Federal and William McKay, which agreement was ratified by Registrant upon its acquisition of First Federal (incorporated herein by reference to Exhibit 10.10 of the 1991 Annual Report to the SEC on Form 10-K)

     10.11 Employment Agreement dated August 4, 1995, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Brent D. Nash
            (incorporated herein by reference to Exhibit 10.10 of the 1994
            Annual Report to the SEC on Form 10-K)

     10.12  Retirement Payment Agreement dated August 8, 1991, between Edgecombe
            Homestead Savings Bank ("Edgecombe"), and Brent D. Nash, which agreement was ratified by Registrant upon its acquisition of Edgecombe (incorporated herein by reference to Exhibit 10.10 of the 1994 Annual Report to the SEC on Form 10-K)

     10.13 Article IV Section 4.1.d of the Agreement and Plan of Reorganization and Merger by and among First Investors Savings Bank, Inc., SSB,
            First-Citizens Bank & Trust Company and First Citizens BancShares,
            Inc., dated October 25, 1994, located at page II-38 of Registrant's
            S-4 Registration Statement filed with the SEC on December 19, 1994
            (Registration No. 33-84514)




                            EXHIBIT INDEX (CONTINUED)

Exhibit
Number                                          Description of Exhibit
--------------------------------------------------------------------------------------------------------------------

     10.14 Article IV Section 4.1.e of the Agreement and Plan of Reorganization and Merger by and among State Bank and First-Citizens Bank & Trust
            Company and First Citizens BancShares, Inc., dated October 25, 1994, located at page I-36 of Registrant's S-4 Registration Statement filed with the SEC on November 16, 1994 (Registration No. 33-86286)

     10.15 Article V Section 5.4.a of the Agreement and Plan of Reorganization and Merger By and Between Allied Bank Capital, Inc. and First
            Citizens BancShares, Inc., dated August 7, 1995, located at page
            I-47 of Registrant's S-4 Registration Statement filed with the
            SEC on September 28, 1995 (Registration No. 33-63009)

     10.16  Amended and Restated Agreement of FCB/NC Capital Trust I
            (incorporated herein by reference to Exhibit 4.1 of Registrant's
            Registration Statement No. 333-59039 filed with the SEC on July 14,
            1998).

     10.17 Form of Guarantee Agreement (incorporated herein by reference to Exhibit 4.2 of Registrant's Registration Statement No. 333-59039 filed with the SEC on July 14, 1998).

     10.18  Junior Subordinated Indenture between Registrant and Bankers Trust
            Company, as Debenture Trustee (incorporated herein by reference to Exhibit 4.3 of Registrant's Registration Statement No. 333-59039 filed with the SEC on July 14, 1998).

     13     Registrant's 1998 Annual Report for the year ended December 31, 1998
            (filed herewith)

     22     Subsidiaries of the Registrant (filed herewith)

     27     Financial Data Schedule (filed herewith)

     99 Registrant's definitive Proxy Statement dated March 22, 1999 (filed pursuant to Rule 14a-6(c))

                                  EXHIBIT 10.1

STATE OF NORTH CAROLINA
COUNTY OF WAKE
                       FOURTH AMENDMENT OF EMPLOYEE DEATH
                           BENEFIT AND POST-RETIREMENT
                    NONCOMPETITION AND CONSULTATION AGREEMENT

               THIS FOURTH AMENDMENT OF EMPLOYEE DEATH BENEFIT AND POST-RETIREMENT NONCOMPETITION AND CONSULTATION AGREEMENT ("Fourth Amendment"), made and entered into and effective as of the 26th day of October, 1998, by and between FIRST-CITIZENS BANK & TRUST COMPANY, a North Carolina banking corporation with its principal place of business in Raleigh, Wake County, North Carolina (hereinafter referred to as "Employer"); and LEWIS R. HOLDING (hereinafter referred to as "Employee");
                                                W I T N E S S E T H:
               WHEREAS, in recognition of Employee's contribution to the growth, management and development of Employer and in order to limit Employee's availability to other employers or entities in competition with Employer following Employee's retirement from employment with Employer, Employer and Employee entered into that certain Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated as of January 1, 1986, as amended by a First Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated as of August 23, 1989, a Second Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated as of April 27, 1992, and a Third Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated as of January 24, 1994, all of which are incorporated herein by reference (hereinafter referred to collectively as the "Agreement"), which Agreement was executed pursuant to a benefit plan adopted by Employer as of January 1, 1986, for a class of senior management employees of Employer; and,

               WHEREAS, Employer now desires to enter into Phase V of such benefit plan, as part of which Employer desires to increase the benefits payable to Employee as set forth in the Agreement by further amending said Agreement pursuant to Paragraph 12 thereof, such increased benefits to be effective as of the date of this Fourth Amendment.
               NOW, THEREFORE, for and in consideration of the mutual promises and undertakings herein set forth, the parties hereto do agree as follows:
               1. Paragraph 2 of the Agreement hereby is deleted in its entirety and the following replacement Paragraph 2 is inserted in lieu thereof:
               "2. DEATH BENEFITS. In the event Employee dies while employed by Employer prior to Employee's Retirement Date, Employer will pay the sum of Two Hundred Sixty-Seven Thousand Nine Hundred Three and No/100 Dollars ($267,903.00) per year, payable in monthly installments of Twenty-Two Thousand Three Hundred Twenty-Five and 25/100 Dollars ($22,325.25) for a period of ten (10) years, to such individual or individuals as Employee shall have designated in writing filed with Employer or, in the absence of such designation, to the Estate of Employee. The first payment shall be made not later than two (2) months following Employee's death. Payments hereunder shall be payable each month without deductions and the recipient shall be solely responsible for the payment of all income and other taxes and assessments applicable on said payments."

               2. The first paragraph of Paragraph 3 of the Agreement hereby is deleted in its entirety and the following replacement first paragraph of Paragraph 3 is inserted in lieu thereof:
               "3. CONSULTATION PAYMENTS. In the event Employee retires from employment on Employee's Retirement Date, Employee shall be paid by Employer the sum of Five Thousand Five Hundred Eighty-One and 31/100 Dollars ($5,581.31) per month, beginning not later than two (2) months after Employee's Retirement Date, for a period of ten (10) years following Employee's Retirement Date or until death, whichever first occurs. Such monthly payments shall be paid for and in consideration of Employee's Consultation Services, as provided herein; such sum to be payable to Employee whether or not Employee's Consultation Services have been utilized by Employer. Consultation Payments hereunder shall be payable each month without deductions and Employee agrees to be solely responsible for the payment of all income and other taxes out of said funds and all Social Security, self-employment and any other taxes or assessments, if any, applicable on said compensation."

               3. The first paragraph of Paragraph 4 of the Agreement hereby is deleted in its entirety and the following replacement first paragraph of Paragraph 4 is inserted in lieu thereof:
               "4. NONCOMPETITION PAYMENTS. In the event Employee retires from employment on Employee's Retirement Date, Employee shall be paid by Employer the sum of Sixteen Thousand Seven Hundred Forty-Three and 94/100 Dollars ($16,743.94) per month, beginning not later than two (2) months after Employee's Retirement Date, for a period of ten (10) years following Employee's Retirement Date or until death, whichever first occurs. Such monthly payments shall be paid for and in consideration of Employee's Covenant Not To Compete as provided herein. Noncompetition Payments hereunder shall be payable each month without deductions and Employee agrees to be solely responsible for the payment of all income or other taxes or assessments, if any, applicable on said payments."

               4. Paragraph 5 of the Agreement hereby is deleted in its entirety and the following replacement Paragraph 5 is inserted in lieu thereof:
               "5. CONTINUATION OF PAYMENTS. Upon Employee's death during said ten (10) year period of payments hereunder, the sum of Twenty-Two Thousand Three Hundred Twenty-Five and 25/100 Dollars ($22,325.25) per month shall be paid to Employee's designated beneficiary or Employee's Estate, as applicable, beginning the first calendar month following the date of Employee's death and continuing thereafter until the expiration of said ten (10) year period. Once the Consultation and/or Noncompetition Payments are begun, whether paid by Employer or as otherwise provided herein, the maximum payment period under this Agreement is ten (10) years. Payments hereunder shall be payable each month without deductions and the recipient shall be solely responsible for all income and other taxes and assessments applicable on said payments."

               5. All of the remaining terms and conditions of the Agreement which are not expressly amended by this Fourth Amendment shall remain in full force and effect.
               IN TESTIMONY WHEREOF, Employer has caused this Fourth Amendment to be executed in its corporate name by its Vice Chairman, attested by its Secretary/Assistant Secretary and its corporate seal to be affixed hereto, all within the authority duly given by its Board of Directors, and Employee has hereunto set his hand and adopted as his seal the typewritten word "SEAL" appearing beside his name, as of the day and year first above written.

                                    FIRST-CITIZENS BANK & TRUST COMPANY


                                    By: /s/ James B. Hyler, Jr.
                                        -----------------------
                                        James B. Hyler, Jr., Vice Chairman

Attest:


/s/ Alexander G. MacFadyen, Jr.
-------------------------------
Secretary




                                    /s/ Lewis R. Holding              (SEAL)
                                    --------------------------------
                                    Lewis R. Holding

                                  EXHIBIT 10.2

STATE OF NORTH CAROLINA
COUNTY OF WAKE
                       FOURTH AMENDMENT OF EMPLOYEE DEATH
                           BENEFIT AND POST-RETIREMENT
                    NONCOMPETITION AND CONSULTATION AGREEMENT

               THIS FOURTH AMENDMENT OF EMPLOYEE DEATH BENEFIT AND POST-RETIREMENT NONCOMPETITION AND CONSULTATION AGREEMENT ("Fourth Amendment"), made and entered into and effective as of the 26th day of October, 1998, by and between FIRST-CITIZENS BANK & TRUST COMPANY, a North Carolina banking corporation with its principal place of business in Raleigh, Wake County, North Carolina (hereinafter referred to as "Employer"); and FRANK B. HOLDING (hereinafter referred to as "Employee");
                              W I T N E S S E T H:
               WHEREAS, in recognition of Employee's contribution to the growth, management and development of Employer and in order to limit Employee's availability to other employers or entities in competition with Employer following Employee's retirement from employment with Employer, Employer and Employee entered into that certain Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated as of January 1, 1986, as amended by a First Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated as of August 23, 1989, a Second Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated as of April 27, 1992, and a Third Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated as of January 24, 1994, all of which are incorporated herein by reference (hereinafter referred to collectively as the "Agreement"), which Agreement was executed pursuant to a benefit plan adopted by Employer as of January 1, 1986, for a class of senior management employees of Employer; and,
               WHEREAS, Employer now desires to enter into Phase V of such benefit plan, as part of which Employer desires to increase the benefits payable to Employee as set forth in the Agreement by further amending said Agreement pursuant to Paragraph 12 thereof, such increased benefits to be effective as of the date of this Fourth Amendment.
               NOW, THEREFORE, for and in consideration of the mutual promises and undertakings herein set forth, the parties hereto do agree as follows:
               1. Paragraph 2 of the Agreement hereby is deleted in its entirety and the following replacement Paragraph 2 is inserted in lieu thereof:
                      "2. DEATH BENEFITS. In the event Employee dies while
               employed by Employer prior to Employee's Retirement Date, Employer will pay the sum of Two Hundred Sixty-Seven Thousand Nine Hundred Three and No/100 Dollars ($267,903.00) per year, payable in monthly installments of Twenty-Two Thousand Three Hundred Twenty-Five and 25/100 Dollars ($22,325.25) for a period of ten (10) years, to such individual or individuals as Employee shall have designated in writing filed with Employer or, in the absence of such designation, to the Estate of Employee. The first payment shall be made not later than two (2) months following Employee's death. Payments hereunder shall be payable each month without deductions and the recipient shall be solely responsible for the payment of all income and other taxes and assessments applicable on said payments."

               2. The first paragraph of Paragraph 3 of the Agreement hereby is deleted in its entirety and the following replacement first paragraph of Paragraph 3 is inserted in lieu thereof:
               "3. CONSULTATION PAYMENTS. In the event Employee retires from employment on Employee's Retirement Date, Employee shall be paid by Employer the sum of Five Thousand Five Hundred Eighty-One and 31/100 Dollars ($5,581.31) per month, beginning not later than two (2) months after Employee's Retirement Date, for a period of ten (10) years following Employee's Retirement Date or until death, whichever first occurs. Such monthly payments shall be paid for and in consideration of Employee's Consultation Services, as provided herein; such sum to be payable to Employee whether or not Employee's Consultation Services have been utilized by Employer. Consultation Payments hereunder shall be payable each month without deductions and Employee agrees to be solely responsible for the payment of all income and other taxes out of said funds and all Social Security, self-employment and any other taxes or assessments, if any, applicable on said compensation."

               3. The first paragraph of Paragraph 4 of the Agreement hereby is deleted in its entirety and the following replacement first paragraph of Paragraph 4 is inserted in lieu thereof:
               "4. NONCOMPETITION PAYMENTS. In the event Employee retires from employment on Employee's Retirement Date, Employee shall be paid by Employer the sum of Sixteen Thousand Seven Hundred Forty-Three and 94/100 Dollars ($16,743.94) per month, beginning not later than two (2) months after Employee's Retirement Date, for a period of ten (10) years following Employee's Retirement Date or until death, whichever first occurs. Such monthly payments shall be paid for and in consideration of Employee's Covenant Not To Compete as provided herein. Noncompetition Payments hereunder shall be payable each month without deductions and Employee agrees to be solely responsible for the payment of all income or other taxes or assessments, if any, applicable on said payments."

               4. Paragraph 5 of the Agreement hereby is deleted in its entirety and the following replacement Paragraph 5 is inserted in lieu thereof:
               "5. CONTINUATION OF PAYMENTS. Upon Employee's death during said ten (10) year period of payments hereunder, the sum of Twenty-Two Thousand Three Hundred Twenty-Five and 25/100 Dollars ($22,325.25) per month shall be paid to Employee's designated beneficiary or Employee's Estate, as applicable, beginning the first calendar month following the date of Employee's death and continuing thereafter until the expiration of said ten (10) year period. Once the Consultation and/or Noncompetition Payments are begun, whether paid by Employer or as otherwise provided herein, the maximum payment period under this Agreement is ten (10) years. Payments hereunder shall be payable each month without deductions and the recipient shall be solely responsible for all income and other taxes and assessments applicable on said payments."

               5. All of the remaining terms and conditions of the Agreement which are not expressly amended by this Fourth Amendment shall remain in full force and effect.
               IN TESTIMONY WHEREOF, Employer has caused this Fourth Amendment to be executed in its corporate name by its Vice Chairman, attested by its Secretary/Assistant Secretary and its corporate seal to be affixed hereto, all within the authority duly given by its Board of Directors, and Employee has hereunto set his hand and adopted as his seal the typewritten word "SEAL" appearing beside his name, as of the day and year first above written.

                                    FIRST-CITIZENS BANK & TRUST COMPANY


                                    By: /s/ James B. Hyler, Jr.
                                        ----------------------------------
                                        James B. Hyler, Jr., Vice Chairman

Attest:


/s/ Alexander G. MacFadyen, Jr.
-------------------------------
Secretary




                                    /s/ Frank B. Holding              (SEAL)
                                    ---------------------------------
                                    Frank B. Holding

                                  EXHIBIT 10.3

STATE OF NORTH CAROLINA
COUNTY OF WAKE
                       FOURTH AMENDMENT OF EMPLOYEE DEATH
                           BENEFIT AND POST-RETIREMENT
                    NONCOMPETITION AND CONSULTATION AGREEMENT

               THIS FOURTH AMENDMENT OF EMPLOYEE DEATH BENEFIT AND POST-RETIREMENT NONCOMPETITION AND CONSULTATION AGREEMENT ("Fourth Amendment"), made and entered into and effective as of the 26th day of October, 1998, by and between FIRST-CITIZENS BANK & TRUST COMPANY, a North Carolina banking corporation with its principal place of business in Raleigh, Wake County, North Carolina (hereinafter referred to as "Employer"); and JAMES B. HYLER, JR. (hereinafter referred to as "Employee");
                              W I T N E S S E T H:
               WHEREAS, in recognition of Employee's contribution to the growth, management and development of Employer and in order to limit Employee's availability to other employers or entities in competition with Employer following Employee's retirement from employment with Employer, Employer and Employee entered into that certain Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated as of January 1, 1986, as amended by a First Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated as of August 23, 1989, a Second Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated as of April 27, 1992, and a Third Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated as of January 24, 1994, all of which are incorporated herein by reference (hereinafter referred to collectively as the "Agreement"), which Agreement was executed pursuant to a benefit plan adopted by Employer as of January 1, 1986, for a class of senior management employees of Employer; and,
               WHEREAS, Employer now desires to enter into Phase V of such benefit plan, as part of which Employer desires to increase the benefits payable to Employee as set forth in the Agreement by further amending said Agreement pursuant to Paragraph 12 thereof, such increased benefits to be effective as of the date of this Fourth Amendment.
               NOW, THEREFORE, for and in consideration of the mutual promises and undertakings herein set forth, the parties hereto do agree as follows:
               1. Paragraph 2 of the Agreement hereby is deleted in its entirety and the following replacement Paragraph 2 is inserted in lieu thereof:
               "2. DEATH BENEFITS. In the event Employee dies while employed by Employer prior to Employee's Retirement Date, Employer will pay the sum of Two Hundred Three Thousand Nine Hundred Ninety-Three and No/100 Dollars ($203,993.00) per year, payable in monthly installments of Sixteen Thousand Nine Hundred Ninety-Nine and 42/100 Dollars ($16,999.42) for a period of ten (10) years, to such individual or individuals as Employee shall have designated in writing filed with Employer or, in the absence of such designation, to the Estate of Employee. The first payment shall be made not later than two (2) months following Employee's death. Payments hereunder shall be payable each month without deductions and the recipient shall be solely responsible for the payment of all income and other taxes and assessments applicable on said payments."

               2. The first paragraph of Paragraph 3 of the Agreement hereby is deleted in its entirety and the following replacement first paragraph of Paragraph 3 is inserted in lieu thereof:
               "3. CONSULTATION PAYMENTS. In the event Employee retires from employment on Employee's Retirement Date, Employee shall be paid by Employer the sum of Four Thousand Two Hundred Forty-Nine and 85/100 Dollars ($4,249.85) per month, beginning not later than two (2) months after Employee's Retirement Date, for a period of ten (10) years following Employee's Retirement Date or until death, whichever first occurs. Such monthly payments shall be paid for and in consideration of Employee's Consultation Services, as provided herein; such sum to be payable to Employee whether or not Employee's Consultation Services have been utilized by Employer. Consultation Payments hereunder shall be payable each month without deductions and Employee agrees to be solely responsible for the payment of all income and other taxes out of said funds and all Social Security, self-employment and any other taxes or assessments, if any, applicable on said compensation."

               3. The first paragraph of Paragraph 4 of the Agreement hereby is deleted in its entirety and the following replacement first paragraph of Paragraph 4 is inserted in lieu thereof:
               "4. NONCOMPETITION PAYMENTS. In the event Employee retires from employment on Employee's Retirement Date, Employee shall be paid by Employer the sum of Twelve Thousand Seven Hundred Forty-Nine and 57/100 Dollars ($12,749.57) per month, beginning not later than two (2) months after Employee's Retirement Date, for a period of ten (10) years following Employee's Retirement Date or until death, whichever first occurs. Such monthly payments shall be paid for and in consideration of Employee's Covenant Not To Compete as provided herein. Noncompetition Payments hereunder shall be payable each month without deductions and Employee agrees to be solely responsible for the payment of all income or other taxes or assessments, if any, applicable on said payments."

               4. Paragraph 5 of the Agreement hereby is deleted in its entirety and the following replacement Paragraph 5 is inserted in lieu thereof:
               "5. CONTINUATION OF PAYMENTS. Upon Employee's death during said ten (10) year period of payments hereunder, the sum of Sixteen Thousand Nine Hundred Ninety-Nine and 42/100 Dollars ($16,999.42) per month shall be paid to Employee's designated beneficiary or Employee's Estate, as applicable, beginning the first calendar month following the date of Employee's death and continuing thereafter until the expiration of said ten (10) year period. Once the Consultation and/or Noncompetition Payments are begun, whether paid by Employer or as otherwise provided herein, the maximum payment period under this Agreement is ten (10) years. Payments hereunder shall be payable each month without deductions and the recipient shall be solely responsible for all income and other taxes and assessments applicable on said payments."

               5. All of the remaining terms and conditions of the Agreement which are not expressly amended by this Fourth Amendment shall remain in full force and effect.
               IN TESTIMONY WHEREOF, Employer has caused this Fourth Amendment to be executed in its corporate name by its Group Vice President, attested by its Secretary/Assistant Secretary and its corporate seal to be affixed hereto, all within the authority duly given by its Board of Directors, and Employee has hereunto set his hand and adopted as his seal the typewritten word "SEAL" appearing beside his name, as of the day and year first above written.

                                    FIRST-CITIZENS BANK & TRUST COMPANY


                                    By: /s/ Kenneth A. Black
                                        ------------------------
                                        Kenneth A. Black
                                        Group Vice President

Attest:


/s/ Alexander G. MacFadyen, Jr.
-------------------------------
Secretary




                                    /s/ James B. Hyler, Jr.           (SEAL)
                                    ---------------------------------
                                    James B. Hyler, Jr.

                                  EXHIBIT 10.4

STATE OF NORTH CAROLINA
COUNTY OF WAKE
                        FIRST AMENDMENT OF EMPLOYEE DEATH
                           BENEFIT AND POST-RETIREMENT
                    NONCOMPETITION AND CONSULTATION AGREEMENT

               THIS FIRST AMENDMENT OF EMPLOYEE DEATH BENEFIT AND POST-RETIREMENT NONCOMPETITION AND CONSULTATION AGREEMENT ("First Amendment"), made and entered into and effective as of the 26th day of October, 1998, by and between FIRST-CITIZENS BANK & TRUST COMPANY, a North Carolina banking corporation with its principal place of business in Raleigh, Wake County, North Carolina (hereinafter referred to as "Employer"); and FRANK B. HOLDING, JR. (hereinafter referred to as "Employee");
                              W I T N E S S E T H:
               WHEREAS, in recognition of Employee's contribution to the growth, management and development of Employer and in order to limit Employee's availability to other employers or entities in competition with Employer following Employee's retirement from employment with Employer, Employer and Employee entered into that certain Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated as of January 23, 1995, which is incorporated herein by reference (hereinafter referred to as the "Agreement"), which Agreement was executed pursuant to a benefit plan adopted by Employer as of January 1, 1986, for a class of senior management employees of Employer; and,
               WHEREAS, Employer now desires to enter into Phase V of such benefit plan, as part of which Employer desires to increase the benefits payable to Employee as set forth in the Agreement by amending said Agreement pursuant to Paragraph 12 thereof, such increased benefits to be effective as of the date of this First Amendment.
               NOW, THEREFORE, for and in consideration of the mutual promises and undertakings herein set forth, the parties hereto do agree as follows:

              1. Paragraph 2 of the Agreement hereby is deleted in its entirety and the following replacement Paragraph 2 is inserted in lieu thereof:
               "2. DEATH BENEFITS. In the event Employee dies while employed by Employer prior to Employee's Retirement Date, Employer will pay the sum of One Hundred Eighteen Thousand Seven Hundred Nine and No/100 Dollars ($118,709.00) per year, payable in monthly installments of Nine Thousand Eight Hundred Ninety-Two and 42/100 Dollars ($9,892.42) for a period of ten (10) years, to such individual or individuals as Employee shall have designated in writing filed with Employer or, in the absence of such designation, to the Estate of Employee. The first payment shall be made not later than two (2) months following Employee's death. Payments hereunder shall be payable each month without deductions and the recipient shall be solely responsible for the payment of all income and other taxes and assessments applicable on said payments."

               2. The first paragraph of Paragraph 3 of the Agreement hereby is deleted in its entirety and the following replacement first paragraph of Paragraph 3 is inserted in lieu thereof:
               "3. CONSULTATION PAYMENTS. In the event Employee retires from employment on Employee's Retirement Date, Employee shall be paid by Employer the sum of Two Thousand Four Hundred Seventy-Three and 10/100 Dollars ($2,473.10) per month, beginning not later than two (2) months after Employee's Retirement Date, for a period of ten (10) years following Employee's Retirement Date or until death, whichever first occurs. Such monthly payments shall be paid for and in consideration of Employee's Consultation Services, as provided herein; such sum to be payable to Employee whether or not Employee's Consultation Services have been utilized by Employer. Consultation Payments hereunder shall be payable each month without deductions and Employee agrees to be solely responsible for the payment of all income and other taxes out of said funds and all Social Security, self-employment and any other taxes or assessments, if any, applicable on said compensation."

               3. The first paragraph of Paragraph 4 of the Agreement hereby is deleted in its entirety and the following replacement first paragraph of Paragraph 4 is inserted in lieu thereof:
               "4. NONCOMPETITION PAYMENTS. In the event Employee retires from employment on Employee's Retirement Date, Employee shall be paid by Employer the sum of Seven Thousand Four Hundred Nineteen and 32/100 Dollars ($7,419.32) per month, beginning not later than two (2) months after Employee's Retirement Date, for a period of ten (10) years following Employee's Retirement Date or until death, whichever first occurs. Such monthly payments shall be paid for and in consideration of Employee's Covenant Not To Compete as provided herein. Noncompetition Payments hereunder shall be payable each month without deductions and Employee agrees to be solely responsible for the payment of all income or other taxes or assessments, if any, applicable on said payments."

               4. Paragraph 5 of the Agreement hereby is deleted in its entirety and the following replacement Paragraph 5 is inserted in lieu thereof:
               "5. CONTINUATION OF PAYMENTS. Upon Employee's death during said ten (10) year period of payments hereunder, the sum of Nine Thousand Eight Hundred Ninety-Two and 42/100 Dollars ($9,892.42) per month shall be paid to Employee's designated beneficiary or Employee's Estate, as applicable, beginning the first calendar month following the date of Employee's death and continuing thereafter until the expiration of said ten (10) year period. Once the Consultation and/or Noncompetition Payments are begun, whether paid by Employer or as otherwise provided herein, the maximum payment period under this Agreement is ten (10) years. Payments hereunder shall be payable each month without deductions and the recipient shall be solely responsible for all income and other taxes and assessments applicable on said payments."

               5. All of the remaining terms and conditions of the Agreement which are not expressly amended by this First Amendment shall remain in full force and effect.

               IN TESTIMONY WHEREOF, Employer has caused this First Amendment to be executed in its corporate name by its Vice Chairman, attested by its Secretary/Assistant Secretary and its corporate seal to be affixed hereto, all within the authority duly given by its Board of Directors, and Employee has hereunto set his hand and adopted as his seal the typewritten word "SEAL" appearing beside his name, as of the day and year first above written.

                                    FIRST-CITIZENS BANK & TRUST COMPANY



                                    By:     /s/ James B. Hyler, Jr.
                                            ----------------------------------
                                            James B. Hyler, Jr., Vice Chairman


Attest:


/s/ Alexander G. MacFadyen, Jr.
-------------------------------
Secretary



                                    /s/ Frank B. Holding, Jr.         (SEAL)
                                    ---------------------------------
                                    Frank B. Holding, Jr.

                                  EXHIBIT 10.5

STATE OF NORTH CAROLINA
COUNTY OF WAKE
                        THIRD AMENDMENT OF EMPLOYEE DEATH
                           BENEFIT AND POST-RETIREMENT
                    NONCOMPETITION AND CONSULTATION AGREEMENT

               THIS THIRD AMENDMENT OF EMPLOYEE DEATH BENEFIT AND POST-RETIREMENT NONCOMPETITION AND CONSULTATION AGREEMENT ("Third Amendment"), made and entered into and effective as of the 26th day of October, 1998, by and between FIRST-CITIZENS BANK & TRUST COMPANY, a North Carolina banking corporation with its principal place of business in Raleigh, Wake County, North Carolina (hereinafter referred to as "Employer"); and JAMES M. PARKER (hereinafter referred to as "Employee");
                              W I T N E S S E T H:
               WHEREAS, in recognition of Employee's contribution to the growth, management and development of Employer and in order to limit Employee's availability to other employers or entities in competition with Employer following Employee's retirement from employment with Employer, Employer and Employee entered into that certain Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated as of August 23, 1989, as amended by a First Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated as of April 27, 1992, and a Second Amendment of Employee Death Benefit and Post-Retirement Noncompetition Agreement, dated as of January 24, 1994, all of which are incorporated herein by reference (hereinafter referred to collectively as the "Agreement"), which Agreement was executed pursuant to a benefit plan adopted by Employer as of January 1, 1986, for a class of senior management employees of Employer; and,
               WHEREAS, Employer now desires to enter into Phase V of such benefit plan, as part of which Employer desires to increase the benefits payable to Employee as set forth in the Agreement by further amending said Agreement pursuant to Paragraph 12 thereof, such increased benefits to be effective as of the date of this Third Amendment.
               NOW, THEREFORE, for and in consideration of the mutual promises and undertakings herein set forth, the parties hereto do agree as follows:
               1. Paragraph 2 of the Agreement hereby is deleted in its entirety and the following replacement Paragraph 2 is inserted in lieu thereof:
               "2. DEATH BENEFITS. In the event Employee dies while employed by Employer prior to Employee's Retirement Date, Employer will pay the sum of Sixty-Three Thousand Five Hundred Ninety-Five and No/100 Dollars ($63,595.00) per year, payable in monthly installments of Five Thousand Two Hundred Ninety-Nine and 59/100 Dollars ($5,299.59) for a period of ten (10) years, to such individual or individuals as Employee shall have designated in writing filed with Employer or, in the absence of such designation, to the Estate of Employee. The first payment shall be made not later than two (2) months following Employee's death. Payments hereunder shall be payable each month without deductions and the recipient shall be solely responsible for the payment of all income and other taxes and assessments applicable on said payments."

               2. The first paragraph of Paragraph 3 of the Agreement hereby is deleted in its entirety and the following replacement first paragraph of Paragraph 3 is inserted in lieu thereof:
               "3. CONSULTATION PAYMENTS. In the event Employee retires from employment on Employee's Retirement Date, Employee shall be paid by Employer the sum of One Thousand Three Hundred Twenty-Four and 90/100 Dollars ($1,324.90) per month, beginning not later than two (2) months after Employee's Retirement Date, for a period of ten (10) years following Employee's Retirement Date or until death, whichever first occurs. Such monthly payments shall be paid for and in consideration of Employee's Consultation Services, as provided herein; such sum to be payable to Employee whether or not Employee's Consultation Services have been utilized by Employer. Consultation Payments hereunder shall be payable each month without deductions and Employee agrees to be solely responsible for the payment of all income and other taxes out of said funds and all Social Security, self-employment and any other taxes or assessments, if any, applicable on said compensation."

               3. The first paragraph of Paragraph 4 of the Agreement hereby is deleted in its entirety and the following replacement first paragraph of Paragraph 4 is inserted in lieu thereof:
               "4. NONCOMPETITION PAYMENTS. In the event Employee retires from employment on Employee's Retirement Date, Employee shall be paid by Employer the sum of Three Thousand Nine Hundred Seventy-Four and 69/100 Dollars ($3,974.69) per month, beginning not later than two (2) months after Employee's Retirement Date, for a period of ten (10) years following Employee's Retirement Date or until death, whichever first occurs. Such monthly payments shall be paid for and in consideration of Employee's Covenant Not To Compete as provided herein. Noncompetition Payments hereunder shall be payable each month without deductions and Employee agrees to be solely responsible for the payment of all income or other taxes or assessments, if any, applicable on said payments."

               4. Paragraph 5 of the Agreement hereby is deleted in its entirety and the following replacement Paragraph 5 is inserted in lieu thereof:
               "5. CONTINUATION OF PAYMENTS. Upon Employee's death during said ten (10) year period of payments hereunder, the sum of Five Thousand Two Hundred Ninety-Nine and 59/100 Dollars ($5,299.59) per month shall be paid to Employee's designated beneficiary or Employee's Estate, as applicable, beginning the first calendar month following the date of Employee's death and continuing thereafter until the expiration of said ten (10) year period. Once the Consultation and/or Noncompetition Payments are begun, whether paid by Employer or as otherwise provided herein, the maximum payment period under this Agreement is ten (10) years. Payments hereunder shall be payable each month without deductions and the recipient shall be solely responsible for all income and other taxes and assessments applicable on said payments."

              5. All of the remaining terms and conditions of the Agreement which are not expressly amended by this Third Amendment shall remain in full force and effect.
               IN TESTIMONY WHEREOF, Employer has caused this Third Amendment to be executed in its corporate name by its Vice Chairman, attested by its Secretary/Assistant Secretary and its corporate seal to be affixed hereto, all within the authority duly given by its Board of Directors, and Employee has hereunto set his hand and adopted as his seal the typewritten word "SEAL" appearing beside his name, as of the day and year first above written.

                                    FIRST-CITIZENS BANK & TRUST COMPANY



                                    By:     /s/ James B. Hyler, Jr.
                                            -----------------------------------
                                            James B. Hyler, Jr., Vice Chairman


Attest:


/s/ Alexander G. MacFadyen, Jr.
-------------------------------
Secretary



                                    /s/ James M. Parker               (SEAL)
                                    ---------------------------------
                                    James M. Parker