Form 10-Q
period 1999-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 1999-05-13
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  March 31, 1999

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

                          Yes    X           No  _____


Class A Common Stock--$1 Par Value-- 8,905,199 shares Class B Common Stock--$1 Par Value-- 1,720,360 shares (Number of shares outstanding, by class, as of April 12, 1999)

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets at March 31, 1999, December 31, 1998, and March 31, 1998


          Consolidated Statements of Income for the three-month periods ended March 31, 1999, and March 31, 1998



          Consolidated Statements of Changes in Shareholders' Equity for the three-month periods ended March 31, 1999, and March 31, 1998


          Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1999, and March 31, 1998


          Notes to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 3.   Market Risk Disclosure

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b) Reports on Form 8-K. During the quarter ended March 31, 1999, Registrant filed no Current Reports on Form 8-K.




                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  April 12, 1999                          By:/s/Kenneth A. Black
                                                   Kenneth A. Black
                                                   Vice President, Treasurer,
                                                   and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
First Quarter  1999


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries

                                                                             March 31*          December 31#           March 31*
(thousands,except share data)                                                    1999                  1998                1998

Assets
Cash and due from banks                                                       $483,590             $502,955            $442,482
Investment securities held to maturity                                       2,075,213            2,135,372           2,498,079
Investment securities available for sale                                        24,669               24,957              28,287
Federal funds sold                                                             350,000              232,725             235,000
Loans                                                                        6,244,828            6,195,591           5,562,831
Less reserve for loan losses                                                    96,340               96,115              85,985

Net loans                                                                    6,148,488            6,099,476           5,476,846
Premises and equipment                                                         374,110              367,076             330,070
Income earned not collected                                                     59,824               61,652              62,347
Other assets                                                                   186,269              181,574             178,918

Total assets                                                                $9,702,163           $9,605,787          $9,252,029

Liabilities
Deposits:
Noninterest-bearing                                                         $1,301,195           $1,296,713          $1,193,282
Interest-bearing                                                             6,877,903            6,815,695           6,680,202

Total deposits                                                               8,179,098            8,112,408           7,873,484
Short-term borrowings                                                          584,830              568,140             486,599
Long-term obligations                                                          157,529              158,801             160,219
Other liabilities                                                              104,453              105,689             116,691

Total liabilities                                                            9,025,910            8,945,038           8,636,993

Shareholders' equity
Common stock:
Class A-$1 par value (8,905,199 shares
issued for all periods)                                                          8,906                8,906               8,906
Class B-$1 par value (1,720,360; 1,720,360; and
1,722,254 shares issued, respectively)                                           1,720                1,720               1,722
Surplus                                                                        143,760              143,760             143,760
Retained earnings                                                              513,709              497,316             449,911
Accumulated other comprehensive income                                           8,158                9,047              10,737

Total shareholders' equity                                                     676,253              660,749             615,036

Total liabilities and shareholders' equity                                  $9,702,163           $9,605,787          $9,252,029


* Unaudited
# Derived from the Consolidated Balance Sheet included in the 1998 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.



First Citizens BancShares, Inc and Subsidiaries
First Quarter  1999

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries
                                                                                    Three Months Ended
                                                                                         March 31
(thousands, except per share data, unaudited)                                       1999                1998
Interest income
Loans                                                                           $122,655            $112,166
Investment securities:
U. S. Government                                                                  29,283              35,175
State, county and municipal                                                           38                  58
Other                                                                                120                  18

Total investment securities interest income                                       29,441              35,251
Federal funds sold                                                                 3,360               2,053

Total interest income                                                            155,456             149,470
Interest expense
Deposits                                                                          60,869              63,874
Short-term borrowings                                                              5,659               6,468
Long-term obligations                                                              3,185               1,105

Total interest expense                                                            69,713              71,447

Net interest income                                                               85,743              78,023
Provision for loan losses                                                          2,662               4,395

Net interest income after provision for loan losses                               83,081              73,628
Noninterest income
Trust income                                                                       3,507               3,031
Service charges on deposit accounts                                               11,600              10,760
Credit card income                                                                 6,322               5,323
Other service charges and fees                                                    11,250               9,714
Net gain on loans held for sale                                                    1,593               1,089
Securities gains                                                                     777                   -
Other                                                                              3,146               1,841

Total noninterest income                                                          38,195              31,758
Noninterest expense
Salaries and wages                                                                39,097              33,658
Employee benefits                                                                  7,558               6,746
Occupancy expense                                                                  7,131               6,558
Equipment expense                                                                  9,231               8,780
Other                                                                             28,201              25,140

Total noninterest expense                                                         91,218              80,882

Income before income taxes                                                        30,058              24,504
Income taxes                                                                      11,010               8,844

 Net income                                                                      $19,048             $15,660

Per Share
Net income                                                                         $1.79               $1.39
Cash dividends                                                                      0.25                0.25

See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
First Quarter  1999

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries

                                                                                              Accumulated
                                              Class A    Class B                                    Other
                                               Common     Common                 Retained   Comprehensive        Total
(thousands,except share data, unaudited)        Stock      Stock     Surplus     Earnings          Income       Equity
Balance at December 31, 1997                   $8,906     $1,722    $143,760     $437,794          $9,458     $601,640

Obligations to repurchase common stock                                               (848)                        (848)
Net income                                                                         15,660                       15,660
Unrealized securities gains,
      net of $775 deferred taxes                                                                    1,279        1,279
Cash dividends                                                                     (2,695)                      (2,695)

Balance at March 31, 1998                      $8,906     $1,722    $143,760     $449,911         $10,737     $615,036

Balance at December 31, 1998                   $8,906     $1,720    $143,760     $497,316          $9,047     $660,749
Net income                                                                         19,048                       19,048
Unrealized securities losses, net of $585
      deferred tax benefit                                                                           (889)        (889)
Cash dividends                                                                     (2,655)                      (2,655)

Balance at March 31, 1999                      $8,906     $1,720    $143,760     $513,709          $8,158     $676,253

See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
First Quarter  1999

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries


                                                                                     Three months ended March 31,

(thousands, unaudited)                                                                      1999            1998
Operating Activities
Net income                                                                               $19,048         $15,660
Adjustments to reconcile net income to cash
   provided by operating activities:
  Amortization of intangibles                                                              2,916           2,537
  Provision for loan losses                                                                2,662           4,395
  Deferred tax expense (benefit)                                                          (2,227)          1,713
  Change in current taxes payable                                                          9,877          10,395
  Depreciation                                                                             7,460           6,371
  Change in accrued interest payable                                                      (7,813)         (7,081)
  Change in income earned not collected                                                    1,828           4,284
  Securities gains                                                                          (777)           -
  Origination of loans held for sale                                                    (163,785)       (136,288)
  Proceeds from sale of loans held for sale                                              194,703         178,441
  Gain on loans held for sale                                                             (1,593)         (1,089)
  Net amortization of premiums and discounts                                               3,275           2,434
  Net change in other assets                                                              (4,799)            715
  Net change in other liabilities                                                         (3,300)        (53,611)
Net cash provided by operating activities                                                 57,475          28,876

Investing Activities
  Net increase in loans outstanding                                                      (80,999)       (152,190)
  Purchases of investment securities held to maturity                                   (357,283)       (449,156)
  Proceeds from maturities of investment securities held to maturity                     413,758         403,650
  Net change in federal funds sold                                                      (117,275)       (153,225)
  Dispositions of premises and equipment                                                   6,311               9
  Additions to premises and equipment                                                    (20,805)        (29,258)
  Purchase of branches, net of cash received                                                 -           249,702
Net cash used by investing activities                                                   (156,293)       (130,468)

Financing Activities
  Net change in time deposits                                                              6,280        (240,437)
  Net change in demand and other interest-bearing deposits                                60,410         238,297
  Net change in short-term borrowings                                                     15,418        (107,862)
  Origination of long-term obligations                                                         -         150,000
  Cash dividends paid                                                                     (2,655)         (2,695)
Net cash provided by financing activities                                                 79,453          37,303

Change in cash and due from banks                                                        (19,365)        (64,289)
Cash and due from banks at beginning of period                                           502,955         506,771
Cash and due from banks at end of period                                                $483,590        $442,482
Cash payments for:
  Interest                                                                               $77,526         $79,323
  Income taxes                                                                             3,423             115
Supplemental disclosure of noncash investing and financing activities:
  Unrealized securities gains (losses)                                                    (1,474)          2,054
  Change in obligation to repurchase common stock                                              -             848

See accompanying Notes to Consolidated Financial Statements



First Citizens BancShares, Inc. and Subsidiaries
First Quarter  1999

Note A
Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete statements.
     In the opinion of management, the consolidated statements contain all material adjustments necessary to present fairly the financial position of First Citizens BancShares, Inc. as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and for the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
     These financial statements should be read in conjunction with the financial statements and notes included in the 1998 First Citizens BancShares, Inc. Annual Report, which is incorporated by reference on Form 10-K. Certain amounts for prior periods have been reclassified to conform with statement presentations for 1999. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.


Note B
Comprehensive Income

The following table displays comprehensive income for the periods indicated:

                                                                           Three months ended March 31
                                                                                    1999 1998
                                                                                  (thousands)
Net income                                                                  $19,048       $15,660
Other comprehensive income (loss)                                             (889)         1,279
Comprehensive income                                                        $18,159       $16,939


Note C
Net Income per Share

     Earnings per share is calculated by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. For 1998, income applicable to common shares represents net income adjusted for change in the obligation to purchase common shares. BancShares had no potential common stock for all periods presented.

     Net income per share is calculated based on the following amounts for the three months ended March 31:

                                                                       Three months ended March 31
                                                                         1999             1998
Net income                                                             $19,048            $15,660
Less change in obligation to
   purchase common shares                                                 -                   848
Net income applicable to
  common shares                                                        $19,048            $14,812
Weighted average common
shares outstanding                                                  10,625,559         10,627,453


 Financial Summary
                                                                                                                            Table 1
                                                             1999                                      1998
                                                           First           Fourth            Third          Second            First
(thousands, except per share data and ratios)            Quarter          Quarter          Quarter         Quarter          Quarter

Summary of Operations
Interest income                                         $155,456         $158,101         $157,381        $154,535         $149,470
Interest expense                                          69,713           73,057           73,924          73,643           71,447
Net interest income                                       85,743           85,044           83,457          80,892           78,023
Provision for loan losses                                  2,662            4,893            5,324           5,267            4,395
Net interest income after provision
    for loan losses                                       83,081           80,151           78,133          75,625           73,628
Noninterest income                                        38,195           42,439           36,000          35,220           31,758
Noninterest expense                                       91,218           91,226           86,114          83,991           80,882
Income before income taxes                                30,058           31,364           28,019          26,854           24,504
Income taxes                                              11,010           11,648            9,931           9,309            8,844
Net income                                               $19,048          $19,716          $18,088         $17,545          $15,660
Net interest income-taxable equivalent                   $86,338          $85,838          $83,988         $81,397          $78,541
Selected Quarterly Averages
Total assets                                          $9,517,513       $9,315,347       $9,183,571      $9,142,981       $8,927,355
Investment securities                                  2,091,575        2,087,308        2,244,014       2,461,590        2,442,962
Loans                                                  6,180,106        6,169,556        6,024,822       5,711,599        5,474,570
Interest-earning assets                                8,558,123        8,413,435        8,305,482       8,269,008        8,067,590
Deposits                                               8,018,971        7,914,649        7,744,217       7,755,945        7,619,330
Interest-bearing liabilities                           7,495,944        7,410,007        7,244,949       7,241,686        7,096,127
Long-term obligations                                    158,307          159,196          158,353         159,984           55,814
Shareholders' equity                                    $668,087         $651,656         $635,521        $621,605         $607,608
Shares outstanding                                    10,625,559       10,625,559       10,625,559      10,626,702       10,627,453
Selected Quarter-End Balances
Total assets                                          $9,702,163       $9,605,787       $9,194,842      $9,224,848       $9,252,029
Investment securities                                  2,099,882        2,160,329        2,115,343       2,348,771        2,526,366
Loans                                                  6,244,828        6,195,591        6,132,422       5,886,315        5,562,831
Interest-earning assets                                8,694,710        8,588,645        8,257,765       8,235,086        8,324,197
Deposits                                               8,179,098        8,112,408        7,771,093       7,798,918        7,873,484
Interest-bearing liabilities                           7,620,262        7,542,636        7,260,204       7,291,813        7,327,020
Long-term obligations                                    157,529          158,801          158,801         159,456          160,219
Shareholders' equity                                    $676,253         $660,749         $643,673        $628,702         $615,036
Shares outstanding                                    10,625,559       10,625,559       10,625,559      10,625,559       10,627,453
Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets                                                0.81%            0.84%            0.78%           0.77%            0.71%
Shareholders' equity                                       11.56            12.00            11.29           11.32            10.45
Dividend payout ratio                                      13.97            13.51            14.71           15.15            17.01
Liquidity and Capital Ratios (averages)
Loans to deposits                                          77.07%           77.95%           77.80%          73.64%           71.85%
Shareholders' equity to total assets                        7.02             7.00             6.92            6.80             6.81
Time certificates of $100,000 or more to total
deposits                                                    9.04             8.88             8.85            9.15             9.77
Per Share of Stock
Net income                                                 $1.79            $1.85            $1.70           $1.68            $1.39
Cash dividends                                              0.25             0.25             0.25            0.25             0.25
Book value at period end                                   63.64            62.18            60.58           59.17            57.87
Tangible book value at period end                          52.27            50.73            49.17           47.02            45.48



First Citizens BancShares, Inc. and Subsidiaries
First Quarter  1999

 Outstanding Loans by Type
                                                                                                                 Table 2
                                                        1999                               1998
                                                       First         Fourth          Third         Second          First
(thousands)                                          Quarter        Quarter        Quarter        Quarter        Quarter
Real estate:
Construction and land development                   $166,123       $157,603       $156,892       $140,651       $127,260
Mortgage:
1-4 family residential                             1,276,945      1,299,508      1,327,411      1,351,708      1,370,264
Commercial                                         1,594,076      1,495,214      1,378,086      1,257,465      1,147,844
Equity Line                                          613,510        617,062        641,746        647,117        626,931
Other                                                160,690        160,289        157,830        153,074        136,191
Commercial and industrial                            889,962        845,068        802,653        756,371        675,136
Consumer                                           1,437,897      1,516,712      1,564,041      1,483,333      1,389,079
Lease financing                                       95,557         93,680         91,655         83,713         77,161
Other                                                 10,068         10,455         12,108         12,883         12,965
Total loans                                        6,244,828      6,195,591      6,132,422      5,886,315      5,562,831
Less reserve for loan losses                          96,340         96,115         94,135         90,240         85,985
Net loans                                         $6,148,488     $6,099,476     $6,038,287     $5,796,075     $5,476,846



First Citizens BancShares, Inc. and Subsidiaries
First Quarter  1999

 Investment Securities
                                                                                                                           Table 3
                                                      March 31, 1999                                       March 31, 1998
                                                            Average     Taxable                              Average       Taxable
                                        Book         Fair   Maturity Equivalent          Book         Fair   Maturity   Equivalent
(thousands)                            Value        Value (Yrs./Mos.)     Yield         Value        Value (Yrs./Mos.)       Yield
Within one year                   $1,345,055   $1,351,757     0/7          5.90 %    $967,621     $968,826      0/7           5.83 %
One to five years                    721,630      719,754     1/6          5.23     1,519,594    1,524,174      1/8           5.90
Five to ten years                        116          121     7/0          8.38           726          713     5/10           6.84
Over 10 years                          4,948        5,059    22/10         7.11         4,248        4,366     19/7           7.49
Total                              2,071,749    2,076,691     0/11         5.66     2,492,189    2,498,079      1/4           5.87
State, county and municipal:
Within one year                          125          125     0/2          7.70         1,656        1,665      0/8           6.40
One to five years                      2,664        2,754     2/6          7.27         2,893        2,988      3/4           7.32
Over ten years                           160          165    18/5          9.14           175          175     19/5           9.14
Total                                  2,949        3,044     3/3          7.39         4,724        4,828      3/0           7.03
Other:
Within one year                          210          210     0/2          5.24           901          899      0/6          14.10
One to five years                         55           55     2/11         5.47           265          265      1/9           5.29
Five to ten years                        250          250     9/4          2.25           -          -           -              -
Total                                    515          515     0/8          3.81         1,166        1,164      0/8          13.23 %
Total securities held to maturity  2,075,213    2,080,250     0/11         5.67 %   2,498,079    2,504,071
Marketable equity securities          11,136       24,669                    -         10,478       28,287       -             -
Total investment securities       $2,086,349   $2,104,919      -             -     $2,508,557   $2,532,358       -             -



First Citizens BancShares, Inc. and Subsidiaries
First Quarter  1999

 Consolidated Taxable Equivalent Rate/Volume Variance Analysis - First Quarter
                                                                                                                           Table 4

                                                        1999                           1998           Increase (decrease) due to:

                                                    Interest                        Interest
                                          Average    Income/  Yield/     Average     Income/  Yield/              Yield/     Total
(thousands)                               Balance    Expense   Rate      Balance     Expense   Rate     Volume     Rate     Change
Assets:
Total loans                            $6,180,106   $123,232   8.04%  $5,474,570    $112,652   8.29%   $14,676  ($4,096)   $10,580
Investment securities:
U. S. Government                        2,063,406     29,283   5.76    2,410,395      35,175   5.92     (5,003)    (889)    (5,892)
State, county and municipal                 3,053         56   7.44        4,856          90   7.52        (33)      (1)       (34)
Other                                      25,116        120   1.94       27,711          18   0.26         (7)     109        102
Total investment securities             2,091,575     29,459   5.71    2,442,962      35,283   5.86     (5,043)    (781)    (5,824)
Federal funds sold                        286,442      3,360   4.76      150,058       2,053   5.55      1,733     (426)     1,307
Total interest-earning assets          $8,558,123   $156,051   7.36%  $8,067,590    $149,988   7.51%   $11,366  ($5,303)    $6,063

Liabilities:
Deposits:
Checking with Interest                 $1,071,693     $1,924   0.73%    $998,771      $2,638   1.07%      $158    ($872)     ($714)
Savings                                   690,834      2,679   1.57      691,931       3,208   1.88         (3)    (526)      (529)
Money market accounts                   1,275,292     10,344   3.29    1,060,634       9,444   3.61      1,824     (924)       900
Time deposits                           3,741,259     45,922   4.98    3,767,206      48,584   5.23       (337)  (2,325)    (2,662)
Total interest-bearing deposits         6,779,078     60,869   3.64    6,518,542      63,874   3.97      1,642   (4,647)    (3,005)
Federal funds purchased                    79,434        910   4.65       51,794         696   5.45        344     (130)       214
Repurchase agreements                     106,935        923   3.50       59,884         638   4.32        454     (169)       285
Master notes                              312,184      2,968   3.86      295,469       3,446   4.73        175     (653)      (478)
Other short-term borrowings                60,006        858   5.80      114,621       1,688   5.97       (793)     (37)      (830)
Long-term obligations                     158,307      3,185   8.16       55,817       1,105   8.03      2,046       34      2,080
Total interest-bearing liabilities     $7,495,944    $69,713   3.77%  $7,096,127     $71,447   4.08%    $3,868  ($5,602)   ($1,734)
Interest rate spread                                           3.59%                           3.43%
Net interest income and net yield on
interest-earning assets                              $86,338   4.09%                 $78,541   3.95%    $7,498     $299     $7,797

Average loan balances include nonaccrual loans.  Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for each period, and state income tax rates of  7% and 7.25% for 1999 and 1998, respectively.


First Citizens BancShares, Inc. and Subsidiaries
First Quarter  1999

 Summary of Loan Loss Expenience and Risk Elements                                                      Table 5
                                                                1999                       1998

                                                               First     Fourth      Third     Second      First
(thousands, except ratios)                                   Quarter    Quarter    Quarter    Quarter    Quarter

Reserve balance at beginning of period                       $96,115    $94,135    $90,240    $85,985    $84,360
Provision for loan losses                                      2,662      4,893      5,324      5,267      4,395
Net charge-offs:
Charge-offs                                                   (3,465)    (3,913)    (2,815)    (3,930)    (3,409)
Recoveries                                                     1,028      1,000      1,386      2,918        639

Net charge-offs                                               (2,437)    (2,913)    (1,429)    (1,012)    (2,770)

Reserve balance at end of period                             $96,340    $96,115    $94,135    $90,240    $85,985

Historical Statistics

Balances
Average total loans                                       $6,180,106 $6,169,556 $6,024,822 $5,711,599 $5,474,570
Total loans at period-end                                  6,244,828  6,195,591  6,132,422  5,886,315  5,562,831

Risk Elements
Nonaccrual loans                                             $12,322    $12,489    $11,492    $12,335    $14,797
Other real estate acquired through foreclosure                 3,062      1,529      1,202      1,170      1,502

Total nonperforming assets                                   $15,384    $14,018    $12,694    $13,505    $16,299

Accruing loans 90 days or more past due                       $5,541     $5,721     $4,761     $4,168     $4,837

Ratios
Net charge-offs (annualized) to average total loans             0.16%      0.19%      0.09%      0.07%      0.21%
Reserve for loan losses to total loans at period-end            1.54       1.55       1.54       1.53       1.55
Nonperforming assets to total loans plus foreclosed
real estate at period-end                                       0.25       0.23       0.21       0.23       0.29


First Citizens BancShares, Inc. and Subsidiaries
First Quarter  1999

INTRODUCTION
     Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares' two banking subsidiaries. First-Citizens Bank & Trust Company ("FCB") operates branches in North Carolina, Virginia and West Virginia. Atlantic States Bank operates offices in Georgia and Florida.

SUMMARY
     BancShares realized improved earnings during the first quarter of 1999 compared to the first quarter of 1998. Consolidated net income during the first quarter of 1999 was $19.0 million, compared to $15.7 million earned during the corresponding period of 1998. Net income per share during the first quarter of 1999 totaled $1.79, compared to $1.39 during the first quarter of 1998. Annualized return on average assets was 0.81 percent for the first quarter of 1999 compared to 0.71 percent during the same period of 1998. The higher net income, net income per share, and return on average assets resulted from improved net interest income and noninterest income. These improvements were partially offset, however, by higher noninterest expense during the first quarter of 1999.
     Various profitability,  liquidity and capital ratios are presented in Table
1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the first three months of 1999 and 1998.

INTEREST-EARNING ASSETS
     Interest-earning assets for the first quarter of 1999 averaged $8.56 billion, an increase of $490.5 million or 6.1 percent from the first quarter of 1998. This increase results from growth in the loan portfolio.
     Loans. At March 31, 1999 and 1998, gross loans totaled $6.24 billion and $5.56 billion, respectively. As of December 31, 1998, gross loans were $6.20 billion. The $682.0 million growth in loans from March 31, 1998 to March 31, 1999 results from growth within BancShares' commercial loans and small business loans. This growth has resulted from customer demand and BancShares'strong focus on these  products  during 1998.
     During the first quarter of 1999, loans averaged $6.18 billion, an increase of $705.5 million or 12.9 percent from the comparable period of 1998. Commercial loans, which averaged $2.29 billion during the first quarter of 1999, increased $473.4 million or 26.1 percent over the first quarter of 1998. Business loans, which averaged $446.2 million during the first quarter of 1999, increased $190.4 million over the first quarter of 1998. Strong demand among commercial and small business customers and BancShares'ability to deliver desirable products through accessible delivery networks allowed the strong growth in commercial purpose loans. Retail loan growth was less robust during the first quarter of 1999, although installment lending increased $231.5 million over the first quarter of 1998. Average EquityLine and other revolving products decreased from the first quarter of 1998 to 1999. Average residential mortgage loan balances decreased $202.1 million from the same period of 1998, the result of mortgage loan sales that generated liquidity to fund commercial loan demand. As of March 31, 1999, $55.0 million in residential mortgage loans are classified as held for sale. All loans held for sale are carried at the lower of cost or fair value.
     Management anticipates continued growth among commercial and small business loans during 1999, although the rate of growth will likely be less than that in 1998. Retail loan growth is projected to remain modest. Growth projections are dependent on interest rate movements, as interest rate changes will affect retail and commercial loan growth.
     Investment securities. At March 31, 1999 and 1998, the investment portfolio totaled $2.10 billion and $2.53 billion, respectively. At December 31, 1998, the investment portfolio was $2.16 billion. The 16.9 percent reduction in the investment portfolio since March 31, 1998 resulted from proceeds from maturing securities being used to fund loan demand. All securities that are classified as held-to-maturity reflect BancShares'ability and positive intent to hold those investments until maturity. Available-for-sale securities are reported at their aggregate fair value. Table 3 presents detailed information relating to the investment securities portfolio.
     Income on Interest-Earning Assets. Interest income amounted to $155.5 million during the first quarter of 1999, a 4.0 percent increase over the first quarter of 1998. Growth in the loan portfolio contributed to higher interest income in the first quarter of 1999 when compared to the same period of 1998.
     The taxable-equivalent yield on interest-earning assets for the first quarter of 1999 was 7.36 percent, compared to 7.51 percent for the corresponding period of 1998. The lower yield on earning assets during 1999 results from lower market pricing for loans originated during 1998.
     Loan interest income for the first quarter of 1999 was $122.7 million, an increase of $10.5 million or 9.4 percent from the first quarter of 1998, the result of volume growth. The taxable-equivalent yield on the loan portfolio was
8.04 percent during the first quarter of 1999, compared to 8.29 percent during the same period of 1998, the decrease resulting from lower market rates and competitive loan pricing.
     Income earned on the investment securities portfolio amounted to $29.4 million during the first quarter of 1999 and $35.3 million during the same period of 1998, a decrease of $5.8 million or 16.5 percent. This decrease is the result of a $351.4 million reduction in the average securities portfolio and a 15 basis point yield reduction. The investment securities portfolio taxable-equivalent yield decreased from 5.86 percent for the quarter ended March 31, 1998, to 5.71 percent for the quarter ended March 31, 1999, the result of market conditions.

INTEREST-BEARING LIABILITIES.
     At March 31,  1999 and 1998,  interest-bearing  liabilities  totaled  $7.62 billion  and  $7.33  billion,  respectively,  compared  to $7.54  billion  as of
December 31, 1998. During the first quarter of 1999, interest-bearing liabilities averaged $7.50 billion, an increase of $399.8 million or 5.63 percent from the first quarter of 1998. This increase primarily resulted from growth in interest-bearing deposits and long-term obligations.
     Deposits. At March 31, 1999, total deposits were $8.18 billion, an increase of $305.6 million or 3.9 percent over March 31, 1998. Compared to the December 31, 1998 balance of $8.11 billion, total deposits have increased $66.7 million.
     Average interest-bearing deposits were $6.78 billion during the first quarter of 1999 compared to $6.52 billion during the first quarter of 1998, an increase of 4.0 percent. The increase is due to growth among money market and Checking With Interest deposits. Average money market deposits increased $214.7 million from the first quarter of 1998 to the first quarter of 1999. Average Checking With Interest accounts increased $72.9 million between the two periods. Time deposits of $100,000 or more averaged 9.04 percent of total average deposits during the first quarter of 1999, compared to 9.77 percent during the same period of 1998. Deposit growth reflects the impact of the expanding branch network, specifically in-store locations.
     Borrowed Funds. At March 31, 1999, short-term borrowings totaled $584.8 million compared to $568.1 million at December 31, 1998 and $486.6 million at March 31, 1998. For the quarters ended March 31, 1999 and 1998, short-term borrowings averaged $558.6 million and $521.8 million, respectively. This increase is the net result of growth among federal funds purchased and overnight repurchase obligations. Long-term obligations averaged $158.3 million during the first quarter of 1999, compared to $55.8 million during the first quarter of 1998. The increase in long-term obligations reflects the impact of the $150 million in trust preferred securities that were issued during the first quarter of 1998. The trust preferred securities are thirty year obligations with interest paid semi-annually at a rate of 8.05 percent. The trust preferred securities qualify as Tier 1 capital for the holding company.
     Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $69.7 million during the first quarter of 1999, a $1.7 million or
2.4 percent reduction from the first quarter of 1998. The lower interest expense was the result of a 31 basis point reduction in the aggregate blended rate on interest-bearing liabilities. The rate on these liabilities was 3.77 percent during the first quarter of 1999, compared to 4.08 percent during the first quarter of 1998. The rate reduction more than offset the impact of a $399.8 million increase in average interest-bearing liabilities.

NET INTEREST INCOME
     Net interest income totaled $85.7 million during the first quarter of 1999, an increase of 9.9 percent from the first quarter of 1998. The taxable-equivalent net yield on interest-earning assets was 4.09 percent for the first quarter of 1999, compared to the 3.95 percent achieved for the first quarter of 1998. The taxable equivalent interest rate spread for the first quarter of 1999 was 3.59 percent compared to 3.43 percent for the same period of 1998.
     A principal objective of BancShares' asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.
     Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. As of March 31, 1999, BancShares' market risk profile has not changed significantly from December 31, 1998. Changes in fair value that result from movement in market rates can not be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

ASSET QUALITY
     Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating probable credit losses. At March 31, 1999, the reserve for loan losses amounted to $96.3 million or 1.54 percent of loans outstanding. This compares to $96.1 million or 1.55 percent at December 31, 1998, and $86.0 million or 1.55 percent at March 31, 1998.
     Management considers the established reserve adequate to absorb estimated probable losses that relate to loans outstanding at March 31, 1999. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of adjustments to the reserve based on their judgments of information available to them at the time of their examination.
     The provision for loan losses charged to operations during the first quarter of 1999 was $2.7 million, compared to $4.4 million during the first quarter of 1998. Net charge-offs for the three months ended March 31, 1999 totaled $2.4 million, compared to net charge-offs of $2.8 million during the same period of 1998. On an annualized basis, these net charge-offs represent
0.16 percent and 0.21 percent of average loans outstanding during the respective periods. The reduction in total provision for loan losses during the first quarter of 1999 results from a smaller rate of loan growth during 1999, when compared to loan growth during the same period of 1998. Management remains committed to maintaining high levels of credit quality. Table 5 provides details concerning the reserve and provision for loan losses over the past five quarters.
     Nonperforming assets. At March 31, 1999, BancShares' nonperforming assets amounted to $15.4 million or 0.25 percent of gross loans plus foreclosed properties, compared to $14.0 million at December 31, 1998, and $16.3 million at March 31, 1998. While BancShares views these levels of nonperforming assets as further evidence of strong asset quality, management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure. There has been no significant change in the carrying value of impaired loans.

NONINTEREST INCOME
     During the first three months of 1999, noninterest income was $38.2 million, compared to $31.8 million during the same period of 1998. The $6.4 million or 20.3 percent increase was primarily due to growth in other service charge and fee income and credit card income. During the first three months of 1999, total other service charges and fees was $11.3 million, compared to $9.7 million earned during the same period of 1998. Significant to this increase was growth in fees earned by First Citizens Investor Services and mortgage servicing income.
     Credit card income during the first quarter of 1999 was $6.3 million, compared to $5.3 million earned during the same period of 1998. The $1.0 million or 18.8 percent increase resulted from higher interchange income and merchant fee income. Securities gains recognized during the first quarter of 1999 totaled $777,000. These gains resulted from the repurchase of various available for sale securities by acquiring companies. No such gains were recorded during 1998.
     Results from the sale of residential mortgage loans and adjustments of loans held for sale to the lower of cost or fair value are included in other noninterest income. BancShares recorded net gains of $1.6 million for the first three months of 1999, compared to net gains of $1.1 million during the same period of 1998. During the first quarter of 1999, BancShares recognized gains of $630,000 on the sale of deposit liabilities. No such gains were recognized during the first quarter of 1998.

NONINTEREST EXPENSE
     Noninterest expense was $91.2 million for the first three months of 1999, a
12.8 percent increase over the $80.9 million recorded during the same period of 1998. Much of the $10.3 million increase in total noninterest expense relates to franchise expansion and the investments required to support that growth. Salaries and wages increased $5.4 million during 1999 when compared to the same period of 1998. This 16.2 percent increase reflects the growth in employee population required to staff the new branch offices and in-store locations in North Carolina, Virginia and Georgia. Employee benefits expense increased 12.0 percent during 1999, the result of increased pension expense and employment taxes.
     Equipment expense was $9.2 million during the first three months of 1999, compared to $8.8 million during the same period of 1998. Much of the 5.1 percent increase was a result of higher depreciation resulting from recent hardware and software purchases, and the expansion of the ATM network. Occupancy expense was $7.1 million for the first three months of 1999, an 8.7 percent increase over the $6.6 million recorded during the same period of 1998. Much of the increase was the result of higher rent and depreciation expense for new and renovated branch facilities.
     The $3.1 million increase in other expenses resulted from higher consulting expense and expenses related to credit card processing. During the first three months of 1999, BancShares incurred $1.4 million in consulting expenses, which includes costs related to preparation for the year 2000 ("2K"). The increase in credit card processing costs relates to the growth in the number of accounts outstanding.

INCOME TAXES
     Income tax expense amounted to $11.0 million during the three months ended March 31, 1999, compared to $8.8 million during the same period of 1998, a 24.5 percent increase resulting from higher pre-tax income. The effective tax rates for these periods were 36.6 percent and 36.1 percent, respectively.

LIQUIDITY
     Management relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. In the event additional liquidity is needed, BancShares maintains readily available sources to borrow funds through its correspondent network. Loan growth during the first quarter was funded by growth in deposits and by liquidity granted from maturity of investment securities. Deposits are expected to display seasonal patterns through the remainder of 1999, providing funds for projected loan growth.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
     BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At March 31, 1999 and 1998, the leverage capital ratio of BancShares was 7.42 percent and 6.95 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratio was 10.08 percent at March 31, 1999, and 10.20 percent as of March 31, 1998. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 11.41 percent at March 31, 1999 and 11.44 percent as of March 31, 1998. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies.

YEAR 2000 PREPARATIONS
     BancShares continues to devote significant resources to the efforts related to preparation for the arrival of year 2000. As is the case with most financial institutions, BancShares is heavily dependent on technologies which, in turn, are highly date sensitive.
     During 1996, recognizing the significance of the Y2K problem, BancShares retained a qualified consultant to plan and direct the process by which the Y2K project would proceed. The consultant works under the supervision of a Y2K Executive Steering Committee, which includes BancShares' Chief Financial Officer and Chief Information Officer. This committee provides ongoing updates to the Board of Directors.
     BancShares has divided its Y2K efforts into five areas - mainframe computing, non-mainframe computing, non-information technology, integration testing and business continuity planning. The progress made to date in each of these areas is, in management's opinion, appropriate. State of Readiness - With respect to mainframe computing, remediation and testing has been completed on all mission critical applications.
     With respect to non-mainframe computing, remediation and testing has been completed for substantially all of the mission-critical and non-mission-critical applications. A small number of applications will not complete remediation and testing until second quarter 1999. With respect to non-information technology assets and services, management has identified those that may be impacted by Y2K. Those assets and services are currently proceeding through a validation process, with substantially all mission-critical assets and services having been validated. The validation process is expected to be completed by the end of the second quarter of 1999.
     Business continuity planning efforts have been initiated. The two initial phases, project initiation and risk assessment, have been completed. The third phase, continuity plan development, will be completed by the end of the second quarter of 1999. Business continuity testing will be completed by September 30, 1999. Costs - BancShares estimates that the total cost of the Y2K project will be approximately $8.5 million. Currently, BancShares projects the cost of Y2K efforts will be $1.5 million during 1999. For the first three months of 1999, BancShares has recognized expenses totaling $525,000 for Y2K compliance. All costs related to the Y2K project are expensed as incurred.
     Risks - The implications of the Y2K problem, whether the result of BancShares' own failure to achieve readiness or the failure of a material customer or vendor to achieve readiness, could have a material adverse impact on BancShares' operations and its results of operations. However, management believes the efforts underway will minimize the likelihood of such a crisis.
     BancShares believes its most reasonably likely worst case scenario will be a failure by certain customers and vendors to achieve Y2K readiness. With respect to its customers, BancShares has identified its material borrowers and has requested disclosures from those borrowers as to their readiness and their risks. Based on these findings, management has identified customers who, in management's opinion, may experience some distress as a result of Y2K. The assessments have been completed on 88 percent of the customers who exceeded the established parameters.
     For key vendors who provide goods and services, BancShares has requested status reports that describe their efforts to achieve Y2K readiness. Most of the requests have been honored, and, based on these responses, except for exposures related to public utilities, there are no known risks among the identified vendors.
     Regulatory agencies that have authority over BancShares and its subsidiaries have determined that Y2K testing and certification are key safety and soundness issues in conjunction with regulatory exams. Therefore, failure to address the Y2K issue in an appropriate manner could result in supervisory action, including the reduction of the supervisory rating, the denial of applications for approval of mergers or acquisitions or the imposition of penalties. Contingency Plans - Throughout the project, BancShares has developed contingency plans whenever it is apparent that specific applications will not achieve Y2K compliance. Based on the respective situation, the inclination to replace the application or to assess the impact of the non-compliant asset or service will determine how the matter will be resolved.
     For BancShares' most reasonably likely worst case scenario, contingency plans are already active. As previously described, BancShares has actively evaluated the status of readiness efforts of key customers and vendors and made necessary modifications, including downgrading of exposure to customers who are believed to be at risk of Y2K non-compliance.
     Management will continue to evaluate deficiencies that become apparent and to establish contingency plans to protect BancShares and to minimize its exposure to Y2K uncertainties.

CURRENT ACCOUNTING AND REGULATORY ISSUES
     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. As a result of BancShares' limited use of derivative instruments, the adoption of SFAS No. 133 should not have a material impact on its consolidated financial statements. SFAS No. 133 becomes effective during 2000.
     Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

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