Form 10-Q
period 1999-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 1999-08-16
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  June 30, 1999

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

                          Yes    X           No  _____


Class A Common Stock--$1 Par Value-- 8,905,199 shares Class B Common Stock--$1 Par Value-- 1,720,360 shares (Number of shares outstanding, by class, as of August 13, 1999)

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets at June 30, 1999, December 31, 1998, and June 30, 1998


          Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1999, and June 30, 1998



          Consolidated Statements of Changes in Shareholders' Equity for the six-month periods ended June 30, 1999 and 1998


          Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1999, and June 30, 1998


          Notes to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 3.   Market Risk Disclosure

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          On April 26, 1999 at the Annual Meeting of Sharesholders of Registrant two matters were considered by the shareholders:

          (a) Election of Directors - The shareholder vote regarding the election of the nominees for Board of Directors was:

                  Nominee                  For                        Withheld
              ----------------------------------------------------------------
              J.M. Alexander, Jr.       33,051,839                     180,446
              T.L. Bissett              33,058,798                     173,487
              B.I. Boyle                33,058,313                     173,972
              G.H. Broadrick            33,060,698                     171,587
              H.M. Craig, III           33,061,839                     170,446
              B.M. Farnsworth           33,058,313                     173,972
              L.M. Fetterman            33,061,698                     170,587
              C.P. Holding              33,056,542                     175,743
              F.B. Holding              33,060,524                     171,761
              F.B. Holding, Jr.         33,060,639                     171,646
              L.R. Holding              33,060,598                     171,687
              C.B.C. Holt               33,058,798                     173,487
              E.A. Hubbard              33,061,698                     170,587
              J.B. Hyler, Jr.           33,059,139                     173,146
              G.D. Johnson              33,057,698                     174,587
              F.R. Jones                33,061,798                     170,487
              L.S. Jones                33,058,839                     173,446
              J.T. Maloney, Jr.         33,058,798                     173,487
              J.C. Mayo, Jr.            33,059,398                     172,887
              W. McKay                  33,058,798                     173,487
              B.D. Nash                 33,060,098                     172,187
              L.T. Nunnellee, II        33,059,298                     172,987
              T.O. Shaw                 33,050,198                     182,087
              R.C. Soles, Jr.           33,061,298                     170,987
              D.L. Ward, Jr.            33,024,291                     207,994

              The directors elected at the April 26, 1999 meeting listed above represent the entire board of directors.

          (b) Appointment of KPMG LLP as independed public accountants The shareholder vote regarding the appointment of KPMG LLP was:
                     For                             33,182,778
                     Against                              7,680
                     Abstain                             41,827

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b) Reports on Form 8-K. During the quarter ended June 30, 1999, Registrant filed no Current Reports on Form 8-K.

                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  August 13, 1999                          By:/s/Kenneth A. Black
                                                   Kenneth A. Black
                                                   Vice President, Treasurer,
                                                   and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Second Quarter  1999


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries

                                                                  June 30*        December 31#           June 30*
(thousands, except share data)                                        1999                1998                1998
Assets
Cash and due from banks                                          $453,646            $502,955           $485,905
Investment securities held to maturity                          1,952,502           2,135,372          2,322,673
Investment securities available for sale                           22,974              24,957             26,098
Overnight investments                                             295,197             232,725               -
Loans                                                           6,376,372           6,195,591          5,886,315
Less reserve for loan losses                                       96,765              96,115             90,240
-----------------------------------------------------------------------------------------------------------------
     Net loans                                                  6,279,607           6,099,476          5,796,075
Premises and equipment                                            382,548             367,076            345,015
Income earned not collected                                        59,101              61,652             66,471
Other assets                                                      182,902             181,574            182,611
-----------------------------------------------------------------------------------------------------------------
     Total assets                                              $9,628,477          $9,605,787         $9,224,848
-----------------------------------------------------------------------------------------------------------------

Liabilities
Deposits:
  Noninterest-bearing                                          $1,323,017          $1,296,713         $1,213,630
  Interest-bearing                                              6,847,416           6,815,695          6,585,288
-----------------------------------------------------------------------------------------------------------------
     Total deposits                                             8,170,433           8,112,408          7,798,918
Short-term borrowings                                             518,350             568,140            547,069
Long-term obligations                                             156,870             158,801            159,456
Other liabilities                                                  90,254             105,689             90,703
-----------------------------------------------------------------------------------------------------------------
     Total liabilities                                          8,935,907           8,945,038          8,596,146
Shareholders' Equity
Common stock:
   Class A - $1 par value (8,905,199; 8,905,199;
    and 8,905,199 shares issued, respectively)                      8,906               8,906              8,906
   Class B - $1 par value (1,720,360; 1,720,360;
    and 1,720,360 shares issued, respectively)                      1,720               1,720              1,720
Surplus                                                           143,760             143,760            143,760
Retained earnings                                                 531,356             497,316            464,823
Accumulated other comprehensive income                              6,828               9,047              9,493
-----------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                   692,570             660,749            628,702
-----------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                $9,628,477          $9,605,787         $9,224,848
-----------------------------------------------------------------------------------------------------------------
* Unaudited
# Derived from the Consolidated Balance Sheet included in the 1998 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.



First Citizens BancShares, Inc and Subsidiaries
Second Quarter  1999

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries
                                                         Three Months Ended June 30         Six Months Ended June 30
(thousands, except per share data; unaudited)                 1999             1998             1999            1998
---------------------------------------------------------------------------------------------------------------------

Interest income
Loans                                                     $124,046         $117,485         $246,701        $229,651
Investment securities:
  U. S. Government                                          28,883           35,662           58,166          70,837
  State, county and municipal                                   37               54               75             112
  Other                                                        119               18              239              36
---------------------------------------------------------------------------------------------------------------------
  Total investment securities interest income               29,039           35,734           58,480          70,985
Overnight investments                                        3,875            1,316            7,235           3,369
---------------------------------------------------------------------------------------------------------------------
  Total interest income                                    156,960          154,535          312,416         304,005
Interest expense
Deposits                                                    60,484           64,315          121,353         128,189
Short-term borrowings                                        5,180            6,103           10,839          12,571
Long-term obligations                                        3,157            3,225            6,342           4,330
---------------------------------------------------------------------------------------------------------------------
  Total interest expense                                    68,821           73,643          138,534         145,090
---------------------------------------------------------------------------------------------------------------------
  Net interest income                                       88,139           80,892          173,882         158,915
Provision for loan losses                                    2,178            5,267            4,840           9,662
---------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses       85,961           75,625          169,042         149,253
Noninterest income
Trust income                                                 3,500            3,023            7,007           6,054
Service charges on deposit accounts                         14,209           11,902           25,809          22,662
Credit card income                                           7,569            6,212           13,891          11,535
Other service charges and fees                              12,215           11,289           23,465          21,003
Net gain (loss) on loans held for sale                         452            1,114            2,045           2,203
Securities gains                                                 -                -              777               -
Other                                                        1,326            1,680            4,472           3,521
---------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                  39,271           35,220           77,466          66,978
Noninterest expense
Salaries and wages                                          39,798           34,385           78,895          68,043
Employee benefits                                            7,765            7,037           15,323          13,783
Occupancy expense                                            7,355            7,083           14,486          13,641
Equipment expense                                            9,301            9,416           18,532          18,196
Other                                                       29,168           26,070           57,369          51,210
---------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                 93,387           83,991          184,605         164,873
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  31,845           26,854           61,903          51,358
Income taxes                                                11,542            9,309           22,552          18,153
---------------------------------------------------------------------------------------------------------------------
  Net income                                               $20,303          $17,545          $39,351         $33,205
---------------------------------------------------------------------------------------------------------------------
Per Share
Net income                                                   $1.91            $1.68            $3.70           $3.07
Cash dividends                                                0.25             0.25             0.50            0.50
---------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter  1999

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries

                                                                                              Accumulated
                                              Class A    Class B                                    Other
                                               Common     Common                 Retained   Comprehensive        Total
(thousands, except share data, unaudited)       Stock      Stock     Surplus     Earnings          Income       Equity
Balance at December 31, 1997                   $8,906     $1,722    $143,760     $437,794          $9,458     $601,640

Redemption of 1,894 shares of Class B
common stock                                                  (2)                    (202)                        (204)
Obligation to repurchase common stock                                                (624)                        (624)
Net income                                                                         33,205                       33,205
Unrealized securities gains, net of taxes                                                              35           35
Cash dividends                                                                     (5,350)                      (5,350)
========================================================================================================================
Balance at June 30, 1998                        $8,906    $1,720     $143,760    $464,823          $9,493     $628,702
========================================================================================================================

Balance at December 31, 1998                    $8,906    $1,720     $143,760    $497,316          $9,047     $660,749

Net income                                                                         39,351                       39,351
Unrealized securities losses, net of taxes                                                          (2,219)      (2,219)
Cash dividends                                                                     (5,311)                      (5,311)
========================================================================================================================
Balance at June 30, 1999                        $8,906     $1,720    $143,760    $531,356          $6,828     $692,570
========================================================================================================================
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 1999

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries


                                                                                        Six months ended June 30

(thousands, unaudited)                                                                      1999            1998
Operating Activities
Net income                                                                             $39,351          $33,205
Adjustments to reconcile net income to cash
   provided (used) by operating activities:
  Amortization of intangibles                                                            5,871            5,476
  Provision for loan losses                                                              4,840            9,662
  Deferred tax expense (benefit)                                                        (2,667)           3,988
  Change in current taxes payable                                                       (5,956)           1,068
  Depreciation                                                                          15,107           13,091
  Change in accrued interest payable                                                    (3,753)          (2,252)
  Change in income earned not collected                                                  2,551              160
  Securities gains                                                                        (777)            -
  Origination of loans held for sale                                                  (311,502)        (210,298)
  Proceeds from sale of loans held for sale                                            368,081          210,581
  Gain on loans held for sale                                                           (2,045)          (2,203)
  Net amortization of premiums and discounts                                             6,635            4,995
  Net change in other assets                                                            (3,072)         (12,011)
  Net change in other liabilities                                                       (5,725)         (77,108)
----------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                       106,939          (21,646)
----------------------------------------------------------------------------------------------------------------

Investing Activities
  Net increase in loans outstanding                                                   (239,505)        (433,702)
  Purchases of investment securities held to maturity                                 (486,398)        (465,505)
  Purchases of investment securities available for sale                                 (2,630)            -
  Proceeds from maturities of investment securities held to maturity                   662,633          594,998
  Proceeds from sales of investment securities available for sale                        1,710             -
  Net change in overnight investments                                                  (62,472)          81,775
  Dispositions of premises and equipment                                                 6,311                9
  Additions to premises and equipment                                                  (36,890)         (46,082)
  Purchase of branches, net of cash received                                              -             249,702
----------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                 (157,241)         (18,805)
----------------------------------------------------------------------------------------------------------------

Financing Activities
  Net change in time deposits                                                          (28,446)        (309,924)
  Net change in demand and other interest-bearing deposits                              86,471          233,218
  Net change in short-term borrowings                                                  (51,721)         (48,155)
  Origination of long-term obligations                                                    -             150,000
  Proceeds from issuance of common stock                                                  -                -
  Cash dividends paid                                                                   (5,311)          (5,350)
----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  993           19,585
----------------------------------------------------------------------------------------------------------------

Change in cash and due from banks                                                      (49,309)         (20,866)
Cash and due from banks at beginning of period                                         502,955          506,771
================================================================================================================
Cash and due from banks at end of period                                              $453,646         $485,905
================================================================================================================
Cash payments for:
  Interest                                                                            $142,288         $148,137
  Income taxes                                                                          30,199           21,234
Supplemental disclosure of noncash investing and financing activities:
  Unrealized securities gains (losses), net of taxes                                    (2,219)              35
  Obligation to repurchase common stock                                                   -                 624
----------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements



First Citizens BancShares, Inc. and Subsidiaries
Second Quarter  1999

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


Note B
Comprehensive Income

The following table displays comprehensive income for the periods indicated:

                                                     Three Months Ended June 30              Six Months Ended June 30
(thousands)                                             1999               1998                1999               1998
-----------------------------------------------------------------------------------------------------------------------
Net income                                           $20,303            $17,545             $39,351            $33,205
Other comprehensive income (loss)                     (1,330)            (1,244)             (2,219)                35

=======================================================================================================================
Comprehensive income                                 $18,973            $16,301             $37,132            $33,240
=======================================================================================================================



Note C
Net Income per Share

     Earnings per share is calculated by dividing income applicable to common shares by the weighted average number of common shares outstanding during the period. For 1998, income applicable to common shares represents net income adjusted for change in the obligation to purchase common shares. BancShares had no potential common stock for all periods presented.

     Net income per share is calculated based on the following amounts for the three months ended June 30:

                                                                Three Months Ended June 30               Six Months Ended June 30
(thousands)                                                       1999                1998               1999                1998
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                     $20,303             $17,545            $39,351             $33,205
Less change in obligation to
      purchase common shares                                         -                (224)                 -                 624
----------------------------------------------------------------------------------------------------------------------------------
Net income applicable to
      common shares                                            $20,303             $17,769            $39,351             $32,581
==================================================================================================================================
Weighted average common shares
      outstanding                                           10,625,559          10,626,702         10,625,559          10,627,076
----------------------------------------------------------------------------------------------------------------------------------


 Financial Summary
                                                                                                                            Table 1
                                                   1999                               1998                         Six Months Ended
 (thousands, except per share data          Second       First        Fourth         Third        Second               June 30
     and ratios)                           Quarter     Quarter       Quarter       Quarter       Quarter          1999         1998
-----------------------------------------------------------------------------------------------------------------------------------
Summary of Operations
Interest income .......................$   156,960 $   155,456   $   158,101   $   157,381   $   154,535   $   312,416  $   304,005
Interest expense ......................     68,821      69,713        73,057        73,924        73,643       138,534      145,090

Net interest income ...................     88,139      85,743        85,044        83,457        80,892       173,882      158,915
Provision for loan losses .............      2,178       2,662         4,893         5,324         5,267         4,840        9,662

Net interest income after provision
    for loan losses ...................     85,961      83,081        80,151        78,133        75,625       169,042      149,253
Noninterest income ....................     39,271      38,195        42,439        36,000        35,220        77,466       66,978
Noninterest expense ...................     93,387      91,218        91,226        86,114        83,991       184,605      164,873

Income before income taxes ............     31,845      30,058        31,364        28,019        26,854        61,903       51,358
Income taxes ..........................     11,542      11,010        11,648         9,931         9,309        22,552       18,153

Net income ............................$    20,303 $    19,048   $    19,716   $    18,088   $    17,545   $    39,351  $    33,205

Net interest income-taxable equivalent $    88,703 $    86,338   $    85,838   $    83,988   $    81,397   $   175,041  $   159,938

Selected Averages
Total assets ..........................$ 9,605,512 $ 9,517,513   $ 9,315,347   $ 9,183,571   $ 9,142,981   $ 9,561,845  $ 9,035,770
Investment securities .................  2,066,519   2,091,575     2,087,308     2,244,014     2,461,590     2,078,978    2,452,339
Loans .................................  6,289,714   6,180,106     6,169,556     6,024,822     5,711,599     6,235,303    5,593,736
Interest-earning assets ...............  8,659,199   8,558,123     8,413,435     8,305,482     8,269,008     8,618,671    8,168,864
Deposits ..............................  8,139,147   8,018,971     7,914,649     7,744,217     7,755,945     8,079,391    7,688,015
Interest-bearing liabilities ..........  7,490,958   7,495,944     7,410,007     7,244,949     7,241,686     7,508,518    7,169,308
Long-term obligations .................    157,453     158,307       159,196       158,353       159,984       157,877      108,187
Shareholders' equity ..................$   683,771 $   668,087   $   651,656   $   635,521   $   621,605   $   675,883  $   614,545
Shares outstanding .................... 10,625,559  10,625,559    10,625,559    10,625,559    10,626,702    10,625,559   10,627,076

Selected Period-End Balances
Total assets ..........................$ 9,628,477 $ 9,702,163   $ 9,605,787   $ 9,194,842   $ 9,224,848   $ 9,628,477  $ 9,224,848
Investment securities .................  1,975,476   2,099,882     2,160,329     2,115,343     2,348,771     1,975,476    2,348,771
Loans .................................  6,376,372   6,244,828     6,195,591     6,132,422     5,886,315     6,376,372    5,886,315
Interest-earning assets ...............  8,647,045   8,694,710     8,588,645     8,257,765     8,235,086     8,647,045    8,235,086
Deposits ..............................  8,170,433   8,179,098     8,112,408     7,771,093     7,798,918     8,170,433    7,798,918
Interest-bearing liabilities ..........  7,522,636   7,620,262     7,542,636     7,260,204     7,291,813     7,522,636    7,291,813
Long-term obligations .................    156,870     157,529       158,801       158,801       159,456       156,870      159,456
Shareholders' equity ..................$   692,570 $   676,253   $   660,749   $   643,673   $   628,702   $   692,570  $   628,702
Shares outstanding .................... 10,625,559  10,625,559    10,625,559    10,625,559    10,625,559    10,625,559   10,625,559

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets ..........................       0.85%       0.81%         0.84%         0.78%         0.77%         0.83%        0.74%
Shareholders' equity ..................      11.91       11.56         12.00         11.29         11.32         11.74        10.90
Dividend payout ratio .................      13.09       13.97         13.51         14.71         14.88         13.51        16.29

Loans to deposits .....................      77.28%      77.07%        77.95%        77.80%        73.64%        77.18%       72.25%
Shareholders' equity to total assets ..       7.12        7.02          7.00          6.92          6.80          7.07         7.85
Time certificates of $100,000 or more
to total deposits .....................       8.91        9.04          8.88          8.85          9.15          8.95         9.36

Per Share of Stock
Net income ............................$      1.91 $      1.79   $      1.85   $      1.70   $      1.68   $      3.70  $      3.07
Cash dividends ........................       0.25        0.25          0.25          0.25          0.25          0.50         0.50
Book value at period end ..............      65.18       63.64         62.18         60.58         59.17         65.18        59.17
Tangible book value at period end .....      54.05       52.27         50.73         49.17         47.02         54.05        47.02



First Citizens BancShares, Inc. and Subsidiaries
Second Quarter  1999

 Outstanding Loans by Type
                                                                                                                  Table 2
                                                           1999                                      1998
--------------------------------------------------------------------------------------------------------------------------
                                                    Second           First          Fourth          Third          Second
(thousands)                                        Quarter         Quarter         Quarter        Quarter         Quarter
--------------------------------------------------------------------------------------------------------------------------
Real estate:
Construction and land development                 $169,755        $166,123        $157,603       $156,892        $140,651
Mortgage:
1-4 family residential                           1,254,010       1,276,945       1,299,508      1,327,411       1,351,708
Commercial                                       1,641,846       1,594,076       1,495,214      1,378,086       1,257,465
Equity Line                                        685,924         613,510         617,062        641,746         647,117
Other                                              164,719         160,690         160,289        157,830         153,074
Commercial and industrial                          952,206         889,962         845,068        802,653         756,371
Consumer                                         1,391,491       1,437,897       1,516,712      1,564,041       1,483,333
Lease financing                                    106,684          95,557          93,680         91,655          83,713
Other                                                9,737          10,068          10,455         12,108          12,883
--------------------------------------------------------------------------------------------------------------------------
Total loans                                      6,376,372       6,244,828       6,195,591      6,132,422       5,886,315
--------------------------------------------------------------------------------------------------------------------------
Less reserve for loan losses                        96,765          96,340          96,115         94,135          90,240
--------------------------------------------------------------------------------------------------------------------------
 Net loans                                       $6,279,607      $6,148,488      $6,099,476     $6,038,287      $5,796,075
--------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter  1999

 Investment Securities
                                                                                                                           Table 3
                                                        June 30, 1999                                  June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Average  Taxable                              Average  Taxable
                                                 Book         Fair Maturity Equivalent         Book         Fair Maturity Equivalent
(thousands)                                     Value        Value (Yrs./Mos.) Yield          Value        Value (Yrs./Mos.) Yield
------------------------------------------------------------------------------------------------------------------------------------

Securities held to maturity:
     U. S. Government:
         Within one year                   $1,372,194   $1,372,493   0/6        5.75 %   $1,024,510   $1,025,911   0/7        5.84 %
         One to five years                    572,467      563,890   1/5        5.41      1,286,493    1,289,838   1/6        5.90
         Five to ten years                        200          203   8/2        8.21            353          341   6/5        7.02
         Over ten years                         4,519        4,522   23/1       7.07          3,800        3,911   19/4       7.44
------------------------------------------------------------------------------------------------------------------------------------
         Total                              1,949,380    1,941,108   0/10       5.65      2,315,156    2,320,001   1/1        5.87
     State, county and municipal:
         Within one year                          237          241   0/10       7.90          1,611        1,616   0/5        6.30
         One to five years                      2,410        2,462   2/5        7.21          2,766        2,852   3/3        7.32
         Over ten years                           160          163   18/2       9.14            175          175   19/2       9.14
------------------------------------------------------------------------------------------------------------------------------------
         Total                                  2,807        2,866   3/2        7.38          4,552        4,643   2/10       7.02
     Other:
         Within one year                           10           10   0/1        0.06          2,900        2,899   0/3        7.50
         One to five years                         55           55   2/8        5.47             65           65   3/3        4.63
         Five to ten years                        250          250   9/1        2.25            -            -      -          -
------------------------------------------------------------------------------------------------------------------------------------
         Total                                    315          315   7/8        2.74          2,965        2,964   0/6        7.44
------------------------------------------------------------------------------------------------------------------------------------
         Total securities held to maturity  1,952,502    1,944,289   0/10       5.65 %    2,322,673    2,327,608   1/1        5.88 %
Marketable equity securities                   11,333       22,974    -           -          10,352       26,098    -           -
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities                 1,963,835    1,967,263    -           -       2,333,025    2,353,706    -           -
------------------------------------------------------------------------------------------------------------------------------------




First Citizens BancShares, Inc. and Subsidiaries
Second Quarter  1999

 Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Second Quarter
                                                                                                                           Table 4

                                                    1999                           1998                 Increase (decrease) due to:
                                                 Interest                        Interest
                                       Average    Income/ Yield/        Average   Income/  Yield/                  Yield/     Total
(thousands)                            Balance    Expense  Rate         Balance   Expense   Rate        Volume      Rate     Change
Assets
Total loans                         $6,289,714  $124,592   7.95 %    $5,711,599  $117,961   8.23 %     $11,240   ($4,609)    $6,631
Investment securities:
U. S. Government                     2,038,593    28,883   5.68       2,427,278    35,662   5.89        (5,608)   (1,171)    (6,779)
State, county and municipal              2,892        55   7.63           4,633        83   7.19           (32)        4        (28)
Other                                   25,034       119   1.91          29,679        18   0.24           (13)      114        101
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities          2,066,519    29,057   5.64       2,461,590    35,763   5.83        (5,653)   (1,053)    (6,706)
Overnight investments                  302,966     3,875   5.13          95,819     1,316   5.51         2,748      (189)     2,559
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets       $8,659,199  $157,524   7.30 %    $8,269,008  $155,040   7.48 %      $8,335   ($5,851)    $2,484
------------------------------------------------------------------------------------------------------------------------------------
Liabilities
Deposits:
Checking With Interest              $1,086,135    $1,782   0.66 %    $1,047,360    $2,812   1.08 %         $86   ($1,116)   ($1,030)
Savings                                669,254     2,717   1.63         708,424     3,343   1.89          (176)     (450)      (626)
Money market accounts                1,328,802    11,157   3.37       1,083,999     9,522   3.52         2,094      (459)     1,635
Time deposits                        3,726,677    44,828   4.82       3,742,286    48,638   5.21          (187)   (3,623)    (3,810)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits      6,810,868    60,484   3.56       6,582,069    64,315   3.92         1,817    (5,648)    (3,831)
Federal funds purchased                 40,377       472   4.69          54,665       753   5.53          (182)      (99)      (281)
Repurchase agreements                  110,931       978   3.54          71,516       760   4.26           382      (164)       218
Master notes                           315,718     3,072   3.90         312,489     3,683   4.73            37      (648)      (611)
Other short-term borrowings             55,611       658   4.75          60,963       907   5.97           (72)     (177)      (249)
Long-term obligations                  157,453     3,157   8.04         159,984     3,225   8.09           (50)      (18)       (68)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities  $7,490,958   $68,821   3.68      $7,241,686   $73,643   4.08 %      $1,932   ($6,754)   ($4,822)
------------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                       3.62 %                           3.40 %
------------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                       $88,703   4.11 %                 $81,397   3.95 %      $6,403      $903     $7,306
------------------------------------------------------------------------------------------------------------------------------------

Average loan balances include nonaccrual loans.  Yields related to loans and securities exempt from both federal and state income taxes,  federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for each period, and state income tax rates of 7.00% for 1999 and 7.25 % for 1998.

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter  1999

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Six Months
                                                                                                                         Table 5
                                                  1999                          1998                Increase (decrease) due to:
------------------------------------------------------------------------------------------------------------------------------------
                                              Interest                        Interest
                                     Average    Income/ Yield/      Average    Income/    Yield/                 Yield/    Total
(thousands)                          Balance   Expense   Rate       Balance    Expense     Rate       Volume      Rate    Change
----------------------------------------------------------------------------------------------------------------------------------
Assets
Total loans                       $6,235,303  $247,824   7.99  %  $5,593,736  $230,613     8.28 %    $25,799   ($8,588)  $17,211
Investment securities:
U. S. Government                   2,050,931    58,166   5.72      2,418,883    70,837     5.91      (10,588)   (2,083)  (12,671)
State, county and municipal            2,972       111   7.53          4,744       173     7.35          (65)        3       (62)
Other                                 25,075       239   1.92         28,712        36     0.25          (20)      223       203
-------------------------------------------------------------------------------------------------------------------------------
Total investment securities        2,078,978    58,516   5.68      2,452,339    71,046     5.84      (10,673)   (1,857)  (12,530)
Overnight investments                304,390     7,235   4.79        122,789     3,369     5.53        4,648      (782)    3,866
-------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets     $8,618,671  $313,575   7.32 %   $8,168,864  $305,028     7.51 %    $19,774  ($11,227)   $8,547
-------------------------------------------------------------------------------------------------------------------------------

Liabilities
Deposits:
Checking With Interest            $1,078,954    $3,706   0.69 %   $1,023,200    $5,450     1.07 %       $240   ($1,984)  ($1,744)
Savings                              695,067     5,396   1.57        700,223     6,551     1.89          (46)   (1,109)   (1,155)
Money market accounts              1,302,195    21,501   3.33      1,072,381    18,966     3.57        3,940    (1,405)    2,535
Time deposits                      3,733,927    90,750   4.90      3,754,677    97,222     5.22         (526)   (5,946)   (6,472)
-------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits    6,810,143   121,353   3.59      6,550,481   128,189     3.95        3,608   (10,444)   (6,836)
Federal funds purchased               59,797     1,382   4.66         53,238     1,449     5.49          165      (232)      (67)
Repurchase agreements                108,944     1,901   3.52         65,732     1,398     4.29          837      (334)      503
Master notes                         313,960     6,040   3.88        304,026     7,129     4.73          213    (1,302)   (1,089)
Other short-term borrowings           57,797     1,516   5.29         87,643     2,595     5.97         (834)     (245)   (1,079)
Long-term obligations                157,877     6,342   8.10        108,187     4,330     8.07        1,992        20     2,012
-------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities$7,508,518  $138,534   3.72 %   $7,169,307  $145,090     4.08 %     $5,981  ($12,537)  ($6,556)
-------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                     3.60 %                            3.43 %
-------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                    $175,041   4.10 %               $159,938     3.95 %    $13,793    $1,310   $15,103
-------------------------------------------------------------------------------------------------------------------------------

Average loan balances include nonaccrual loans.  Yields related to loans and securities exempt from both federal and state income taxes,  federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for each period, and state income tax rates of 7.00% for 1999 and 7.25 % for 1998.

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter  1999

Summary of Loan Loss Experience and Risk Elements
                                                                                                                       Table 6
                                       1999                      1998
                                                                                                          Six Months Ended
                                        Second        First       Fourth         Third       Second            June 30
(thousands, except ratios)             Quarter      Quarter      Quarter       Quarter      Quarter         1999          1998
---------------------------------------------------------------------------------------------------------------------------------


Reserve balance at beginning of period $96,340      $96,115      $94,135       $90,240      $85,985      $96,115       $84,360
Provision for loan losses                2,178        2,662        4,893         5,324        5,267        4,840         9,662
Net charge-offs:
Charge-offs                             (3,231)      (3,465)      (3,913)       (2,815)      (3,930)      (6,696)       (7,339)
Recoveries                               1,478        1,028        1,000         1,386        2,918        2,506         3,557
---------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                         (1,753)      (2,437)      (2,913)       (1,429)      (1,012)      (4,190)       (3,782)
-------------------------------------------------------------------------------------------------------------------------------
Reserve balance at end of period       $96,765      $96,340      $96,115       $94,135      $90,240      $96,765       $90,240
=================================================================================================================================
Historical Statistics
Balances
Average total loans                 $6,289,714   $6,180,106    $6,169,556   $6,024,822   $5,711,599    $6,235,303   $5,593,736
Total loans at period-end            6,376,372    6,244,828     6,195,591    6,132,422    5,886,315     6,376,372    5,886,315
---------------------------------------------------------------------------------------------------------------------------------
Risk Elements
Nonaccrual loans                       $11,465      $12,322      $12,489       $11,492      $12,335      $11,465       $12,335
Other real estate acquired through
      foreclosure                        2,030        3,062        1,529         1,202        1,170        2,030         1,170
---------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets             $13,495      $15,384      $14,018       $12,694      $13,505      $13,495       $13,505
---------------------------------------------------------------------------------------------------------------------------------
Accruing loans 90 days or more past due $5,181       $5,541       $5,721        $4,761       $4,168       $5,181        $4,168
---------------------------------------------------------------------------------------------------------------------------------
Ratios
Net charge-offs (annualized) to average
    total loans                           0.11 %       0.16 %       0.19 %        0.09 %       0.07 %       0.14 %        0.14 %
Reserve for loan losses to total loans
    at period-end                         1.52         1.54         1.55          1.54         1.53         1.52          1.53
Nonperforming assets to total loans plus
    foreclosed real estate at period-end  0.21         0.25         0.23          0.21         0.23         0.21          0.23
---------------------------------------------------------------------------------------------------------------------------------



First Citizens BancShares, Inc. and Subsidiaries
Second Quarter  1999

INTRODUCTION
     Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares' two banking subsidiaries. First-Citizens Bank & Trust Company ("FCB") operates branches in North Carolina, West Virginia, and Virginia. Atlantic States Bank operates offices in Georgia and Florida.
SUMMARY
     BancShares realized an increase in earnings during the second quarter of 1999 compared to the second quarter of 1998. Consolidated net income during the second quarter of 1999 was $20.3 million, compared to $17.5 million earned during the corresponding period of 1998. Net income per share during the second quarter of 1999 totaled $1.91, compared to $1.68 during the second quarter of 1998. Return on average assets was 0.85 percent for the second quarter of 1999 compared to 0.77 percent during the same period of 1998.
     For the first six months of 1999, BancShares recorded net income of $39.4 million, compared to $33.2 million earned during the first six months of 1998. The 18.5 percent increase was the net result of higher net interest income and higher noninterest income as well as a lower provision for loan losses, partially offset by higher noninterest expense. Net income per share for the first six months of 1999 was $3.70, compared to $3.07 during the same period of 1998. BancShares returned 0.83 percent on average assets during the first six months of 1999 compared to 0.74 percent during the corresponding period of 1998. Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the second quarter and Table 5 for the first six months of 1999 and 1998.
INTEREST-EARNING  ASSETS
     Interest-earning assets for the second quarter of 1999 averaged $8.66 billion, an increase of $390.2 million or 4.7 percent from the second quarter of 1998. For the six months ended June 30, 1999, earning assets averaged $8.62 billion, an increase of $449.8 million or 5.5 percent over the same period of 1998. These increases result from growth in the loan portfolio.
     Loans. At June 30, 1999 and 1998, gross loans totaled $6.38 billion and $5.89 billion, respectively. As of December 31, 1998, gross loans were $6.20 billion. The $490 million growth in loans from June 30, 1998 to June 30, 1999 results from growth within BancShares' commercial and business loan products, and retail real estate lending. Table 2 details outstanding loans by type for the past five quarters.
     During the second quarter of 1999, loans averaged $6.29 billion, an increase of $578.1 million or 10.1 percent from the comparable period of 1998. Loan growth resulted from strong demand for commercial and business loans.
     Loans originated for commercial purposes averaged $2.34 billion during the second quarter of 1999, compared to $1.94 billion during the second quarter of 1998, an increase of $400.4 million or 20.58 percent. Residential mortgage loans averaged $645.6 million during the second quarter of 1999, a decrease of $181.1 million, or 21.9 percent, during the same period of 1998. The reduction in residential mortgage loans is due to strong refinance activity in 1998 coupled with loan rates consummated in late 1998.
     For the year-to-date, gross loans have averaged $6.24 billion for 1999 compared to $5.59 billion for the same period of 1998. This $641.6 million or
11.47 percent increase is likewise due to growth among commercial and business loans and retail real estate lending.
     As of June 30, 1999, $29.8 million in fixed-rate residential mortgage loans are classified as held for sale. All loans held for sale are carried at the lower of cost or fair value. Mortgage loan sale activity during the first six months of 1999 has resulted from two primary goals. First, as in the past, management seeks to lessen the exposure to changes in interest rates by selling portions of its long-term fixed-rate loan production. Second, loan sales provide liquidity to meet ongoing loan demand. The sales of residential mortgage loans has supported both objectives.
     Despite the recent upward pressure on interest rates, management anticipates continued growth among commercial and business lending. Management projects more modest demand for traditional installment loans from retail customers. All growth projections, however, remain dependent on interest rates, as any continued upward pressure on interest rates will likely deter retail borrowers and may also slow commercial loan growth.
     Investment securities. At June 30, 1999 and 1998, the investment portfolio totaled $1.98 billion and $2.35 billion, respectively. At December 31, 1998, the investment portfolio was $2.16 billion. The 8.6 percent reduction in the investment portfolio since December 31, 1998 resulted from maturities used to fund loan growth, which grew at a faster pace than deposits. All securities that are classified as held-to-maturity reflect BancShares' ability and positive intent to hold those investments until maturity. Marketable equity securities are classified as available-for-sale and are reported at their aggregate fair value. Table 3 presents detailed information relating to the investment securities portfolio.
     Income on Interest-Earning Assets. Interest income amounted to $157.0 million during the second quarter of 1999, a 1.6 percent increase over the second quarter of 1998. Balance sheet growth contributed to higher interest income in the second quarter of 1999 when compared to the same period of 1998.
     The taxable-equivalent yield on interest-earning assets for the second quarter of 1999 was 7.30 percent, compared to 7.48 percent for the corresponding period of 1998. The lower yield on earning assets during 1999 results primarily from a reduction in the blended taxable-equivalent loan yield. The commercial and business loan growth focused on strong underwriting and resulted in high quality loans with lower yields. Additionally, during 1999, BancShares offered lower introductory rates on its home equity lines of credit. Substantially all of these loans will adjust to current market rates during the fourth quarter of 1999.
     Loan interest income for the second quarter of 1999 was $124.0 million, an increase of $6.6 million or 5.58 percent from the second quarter of 1998, due to volume growth. The taxable-equivalent yield on the loan portfolio was 7.95 percent during the second quarter of 1999, compared to 8.23 percent during the same period of 1998, the reduction resulting from lower market rates. Further, during 1999, the composition of the loan portfolio has shifted towards lower yielding commercial and business loans.
     For the six months ended June 30, 1999, loan interest income was $246.7 million, an increase of $17.1 million or 7.42 percent over the same period of 1998. The increase in interest income reflects the growth in the loan portfolio.
     Income earned on the investment securities portfolio amounted to $29.0 million during the second quarter of 1999 and $35.7 million during the same period of 1998, a decrease of $6.7 million or 18.7 percent. This decrease is the result of a $395.1 million or 16.0 percent decrease in the average securities portfolio. The investment securities portfolio taxable-equivalent yield fell to
5.64 percent for the quarter ended June 30, 1999, compared to 5.83 percent for the quarter ended June 30, 1998.
     For the six months ended June 30, 1999, interest income from investment securities was $58.5 million, compared to $71.0 million during the same period of 1998, a decrease of 17.6 percent. This decrease is the result of a $373.4 million decrease in the average securities portfolio.
INTEREST-BEARING LIABILITIES
     At June 30,  1999 and  1998,  interest-bearing  liabilities  totaled  $7.52 billion and $7.29 billion, respectively, compared to $7.54 billion as of December 31, 1998. During the second quarter of 1999, interest-bearing liabilities averaged $7.5 billion, an increase of $249.30 million or 3.44 percent from the second quarter of 1998. This increase primarily resulted from growth in interest bearing money market deposits.
     Deposits. At June 30, 1999, total deposits were $8.17 billion, an increase of $371.5 million or 4.8 percent over June 30, 1998. Compared to the December 31, 1998 balance of $8.11 billion, total deposits have increased slightly.
     Average interest-bearing deposits were $6.81 billion during the second quarter of 1999 compared to $6.58 billion during the second quarter of 1998, an increase of 3.48 percent. Much of the increase is due to average money market accounts, which increased $244.8 million from the second quarter of 1998 to the second quarter of 1999. Average time deposits decreased $38.8 million from the second quarter of 1998 to the second quarter of 1999, while average Checking With Interest accounts increased $15.6 million between the two periods. Time deposits of $100,000 or more averaged 8.91 percent of total average deposits during the second quarter of 1999, compared to 9.15 percent during the same period of 1998.
     Borrowed Funds. At June 30, 1999, short-term borrowings totaled $518.4 million compared to $568.1 million at December 31, 1998 and $547.1 million at June 30, 1998. For the quarters ended June 30, 1999 and 1998, short-term borrowings averaged $522.6 million and $499.6 million, respectively. This increase resulted from growth among repurchase agreements. Long-term obligations averaged $157.4 million during the second quarter of 1999, compared to $160.0 million during the second quarter of 1998.
     Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $68.8 million during the second quarter of 1999, a $4.8 million or
6.5 percent decrease from the second quarter of 1998. The lower interest expense was the result of rate reductions, the impact of which more than offset the growth in average interest bearing deposits. The rate on these liabilities was
3.68 percent during the second quarter of 1999 compared to 4.08 percent during the same period of 1998.
     For the year-to-date, interest expense was $138.5 million, compared to $145.1 million for the same period of 1998. The 4.52 percent decrease results from lower interest rates.
NET INTEREST INCOME
     Net interest income totaled $88.1 million during the second quarter of 1999, an increase of 9.0 percent from the second quarter of 1998. The taxable-equivalent net yield on interest-earning assets was 4.11 percent for the second quarter of 1999, an increase of 16 basis points from the 3.95 percent reported for the second quarter of 1998. The taxable equivalent interest rate spread for the second quarter of 1999 was 3.62 percent compared to 3.40 percent for the same period of 1998. The improved interest rate spread and net yield on interest-earning assets result from growth in interest-earning assets and a further reduction in interest expense on interest-bearing liabilities than interest-earning assets.
     A principal objective of BancShares' asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.
     Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. As of June 30, 1999, BancShares' market risk profile has not changed significantly from December 31, 1998.
ASSET QUALITY
     Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating probable credit losses. At June 30, 1999, the reserve for loan losses amounted to $96.8 million or 1.52 percent of loans outstanding. This compares to $96.1 million or 1.55 percent at December 31, 1998, and $90.2 million or 1.53 percent at June 30, 1998.
     Management considers the established reserve adequate to absorb losses that relate to loans outstanding at June 30, 1999. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of adjustments to the reserve based on their judgments of information available to them at the time of their examination.
     The provision for loan losses charged to operations during the second quarter of 1999 was $2.2 million, compared to $5.3 million during the second quarter of 1998. For the six month periods ended June 30, total provision for loan losses was $4.8 million for 1999 and $9.7 million for 1998. The $4.8 million decrease primarily results from the lower rate of growth in the loan portfolio during 1999. During 1998, BancShares experienced strong loan growth, which resulted in higher provision for loan losses during that period.
     Net charge-offs for the three months ended June 30, 1998 totaled $1.8 million, compared to net charge-offs of $1.0 million during the same period of 1998. On an annualized basis, these net charge-offs represent 0.11 percent and
0.07 percent of average loans outstanding during the respective periods. Net charge-offs for the six month period ended June 30, 1999 totaled $4.2 million, compared to $3.8 million during the same period of 1998. As a percentage of average loans outstanding, the losses represent 0.14 percent for both periods on an annualized basis. Gross charge-offs totaled $6.7 million and $7.3 million for the six month periods ended June 30, 1999 and 1998 respectively. Gross recoveries were $2.5 million and $3.6 million for the respective periods.
     Management remains committed to maintaining high levels of credit quality. Table 6 provides details concerning the reserve and provision for loan losses over the past five quarters and for the year-to-date for 1999 and 1998.
     Nonperforming  assets. At June 30, 1999,  BancShares'  nonperforming assets amounted to $13.5 million or 0.21 percent of gross loans plus foreclosed properties, compared to $14.0 million at December 31, 1998, and $13.5 million at June 30, 1998. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.
NONINTEREST INCOME
     During the first six months of 1999, noninterest income was $77.5 million, compared to $67.0 million during the same period of 1998. The $10.5 million or
15.7 percent increase was primarily due to growth in service charges on deposits and improved credit card income. During the first six months of 1999, total service charges on deposits was $25.8 million, compared to $22.7 million earned during the same period of 1998. This increase resulted from a revised service charge structure and increased bad check charges.
     Noninterest income from the credit card operation contributed an additional $2.35 million during the first six months of 1999 compared to the same period of 1998. This increase represents a 20.4 percent increase over the same period of 1998, the result of higher merchant income and interchange income generated by card usage. BancShares also reported a $2.5 million increase in other service charges and fees during the first six months of 1999, an 11.7 percent increase. Growth in mortgage servicing income and fees generated by First Citizens Investor Services contributed to this increase.
     Results from the sale of current production of residential mortgage loans and adjustments of loans held for sale to the lower of cost or fair value are included in other income. BancShares recorded net gains of $2.0 million for the first six months of 1999, compared to net gains on sales of $2.2 million during the same period of 1998 on available for sale loans.
NONINTEREST EXPENSE
     Noninterest  expense was $184.6 million for the first six months of 1999, a
12.0 percent increase over the $164.9 million recorded during the same period of 1998. Much of the $19.7 million increase in noninterest expense relates to franchise expansion and the investments required to support that growth. Personnel-related expenses increased $12.4 million during 1999 when compared to the same period of 1998. This 15.1 percent increase reflects the growth in employee population required to staff new branch offices throughout the franchise. Employee benefits expense increased $1.5 million or 11.2 percent during the first six months of 1999, compared to the corresponding period of 1998 due to the larger employee population and increased pension costs.
     Occupancy expense increased 6.2 percent during the first six months of 1999, the result of higher rent and depreciation expense for new and renovated branch facilities.
     The $6.2 million increase in other expenses resulted from higher credit card processing costs, legal expense, and higher ATM related costs.
INCOME TAXES
     Income tax expense amounted to $22.6 million during the first six months of 1999, compared to $18.2 million during the same period of 1998, a 24.2 percent increase resulting from higher pre-tax income. The effective tax rates for these periods were 36.4 percent and 35.3 percent, respectively, the increase resulting from higher state income tax obligations.
LIQUIDITY
     Management relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. In the event additional liquidity is needed, BancShares maintains readily available sources to borrow funds through its correspondent network.
SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
     BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At June 30, 1999 and 1998, the leverage capital ratio of BancShares was 7.56 percent and 7.10 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratio was 10.01 percent at June 30, 1999, and 9.95 percent as of June 30, 1998. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 11.33 percent at June 30, 1999 and 11.20 percent as of June 30, 1998. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies.
YEAR 2000 PREPARATIONS
     BancShares continues to devote significant resources to the efforts related to preparation for the arrival of year 2000. As is the case with most financial institutions, BancShares is heavily dependent on technologies which, in turn, are highly date sensitive.
     During 1996, recognizing the significance of the Y2K problem, BancShares retained a qualified consultant to plan and direct the process by which the Y2K project would proceed. The consultant works under the supervision of a Y2K Executive Steering Committee, which includes BancShares' Chief Financial Officer and Chief Information Officer. This committee provides ongoing updates to the Board of Directors.
     BancShares has divided its Y2K efforts into five areas - mainframe computing, non-mainframe computing, non-information technology, integration testing and business continuity planning. The progress made to date in each of these areas is, in managemenT's opinion, appropriate. State of Readiness - With respect to mainframe computing, remediation and testing has been completed on all mission critical applications.
     With respect to non-mainframe computing, remediation and testing has been completed for all of the mission-critical and approximately 95% of non-mission critical applications. With respect to non-information technology assets and services, management has identified those that may be impacted by Y2K. Those assets and services are currently proceeding through a validation process, with all mission-critical assets and services having been validated.
     Business continuity planning efforts are proceeding according to plan. The three initial phases, project initiation, risk assessment, and continuity plan development have been completed. Continuity plan validation will be completed by August 31, 1999.
     Costs - BancShares estimates that the total cost of the Y2K project will be approximately $8.8 million. Currently, BancShares projects the cost of Y2K efforts will be $1.8 million during 1999. For the first six months of 1999, BancShares has recognized expenses totaling $1.0 million for Y2K compliance. All costs related to the Y2K project are expensed as incurred. Risks - The implications of the Y2K problem, whether the result of BancShares' own failure to achieve readiness or the failure of a material customer or vendor to achieve readiness, could have a material adverse impact on BancShares' operations and its results of operations. However, management believes the efforts underway will minimize the likelihood of such a crisis.
     BancShares believes its most reasonably likely worst case scenario will be a failure by certain customers and vendors to achieve Y2K readiness. With respect to its customers, BancShares has identified its material borrowers and has requested disclosures from those borrowers as to their readiness and their risks. Based on these findings, management has identified customers who, in management's opinion, may experience some distress as a result of Y2K. The assessments have been completed on all such customers who exceeded the established parameters.
     For key vendors who provide goods and services, BancShares has requested status reports that describe their efforts to achieve Y2K readiness. Most of the requests have been honored, and, based on these responses, except for exposures related to public utilities, there are no known risks among the identified vendors.
     Regulatory agencies that have authority over BancShares and its subsidiaries have determined that Y2K testing and certification are key safety and soundness issues in conjunction with regulatory exams. Therefore, failure to address the Y2K issue in an appropriate manner could result in supervisory action, including the reduction of the supervisory rating, the denial of applications for approval of mergers or acquisitions or the imposition of penalties.
     Contingency Plans - Throughout the project, BancShares has developed contingency plans whenever it is apparent that specific applications will not achieve Y2K compliance. Based on the respective situation, the inclination to replace the application or to assess the impact of the non-compliant asset or service will determine how the matter will be resolved.
     For BancShares' most reasonably likely worst case scenario, contingency plans are already active. As previously described, BancShares has actively evaluated the status of readiness efforts of key customers and vendors and made necessary modifications, including downgrading of exposure to customers who are believed to be at risk of Y2K non-compliance.
     Management will continue to evaluate deficiencies that become apparent and to establish contingency plans to protect BancShares and to minimize its exposure to Y2K uncertainties.
CURRENT ACCOUNTING AND REGULATORY ISSUES
     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. As a result of BancShares' limited use of derivative instruments, the adoption of SFAS No. 133 should not have a material impact on its consolidated financial statements. SFAS No. 133 becomes effective during 2001 for BancShares.
     Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations. FORWARD-LOOKING STATEMENTS
     This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgment of BancShares and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of BancShares' customers, actions of government regulators, the level of market interest rates, and general economic conditions.