Form 10-Q
period 1999-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 1999-11-15
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  September 30, 1999

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

                          Yes    X           No  _____


Class A Common Stock--$1 Par Value-- 8,905,199 shares Class B Common Stock--$1 Par Value-- 1,720,360 shares (Number of shares outstanding, by class, as of November 10, 1999)

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets at September 30, 1999, December 31, 1998, and September 30, 1998


          Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1999, and September 30, 1998



          Consolidated Statements of Changes in Shareholders' Equity for the nine-month periods ended September 30, 1999 and 1998


          Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1999, and September 30, 1998


          Notes to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 3.   Market Risk Disclosure

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b) Reports on Form 8-K. During the quarter ended September 30, 1999, Registrant filed no Current Reports on Form 8-K.

                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  November 10, 1999                          By:/s/Kenneth A. Black
                                                   Kenneth A. Black
                           Vice President, Treasurer,
                           and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Third Quarter  1999


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries

                                                                   September 30*      December 31#     September 30*
(thousands, except share data)                                             1999              1998              1998
Assets
Cash and due from banks                                                $461,792          $502,955          $435,485
Investment securities held to maturity                                1,676,825         2,135,372         2,069,342
Investment securities  available for sale                                22,695            24,957            46,001
Overnight investments                                                   316,158           232,725            10,000
Loans                                                                 6,574,807         6,195,591         6,132,422
Less reserve for loan losses                                             97,965            96,115            94,135
--------------------------------------------------------------------------------------------------------------------
     Net loans                                                        6,476,842         6,099,476         6,038,287
Premises and equipment                                                  386,990           367,076           357,512
Income earned not collected                                              57,980            61,652            61,096
Other assets                                                            178,433           181,574           177,119
     Total assets                                                    $9,577,715        $9,605,787        $9,194,842
====================================================================================================================
Liabilities
Deposits:
  Noninterest-bearing                                                $1,319,625        $1,296,713        $1,204,633
  Interest-bearing                                                    6,742,466         6,815,695         6,566,460
--------------------------------------------------------------------------------------------------------------------
     Total deposits                                                   8,062,091         8,112,408         7,771,093
Short-term borrowings                                                   554,866           568,140           534,943
Long-term obligations                                                   156,840           158,801           158,801
Other liabilities                                                        90,849           105,689            86,332
--------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                8,864,646         8,945,038         8,551,169
Shareholders' Equity
Common stock:
   Class A - $1 par value (8,905,199 shares
       issued for all periods)                                            8,906             8,906             8,906
   Class B - $1 par value (1,720,360 shares
       issued for all periods)                                            1,720             1,720             1,720
Surplus                                                                 143,760           143,760           143,760
Retained earnings                                                       551,834           497,316           480,255
Accumulated other comprehensive income                                    6,849             9,047             9,032
--------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                         713,069           660,749           643,673
--------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                      $9,577,715        $9,605,787        $9,194,842
====================================================================================================================
* Unaudited
# Derived from the Consolidated Balance Sheet included in the 1998 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.



First Citizens BancShares, Inc and Subsidiaries
Third Quarter  1999

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries                               Three Months                  Nine Months
                                                                            Ended September 30           Ended September 30
(thousands, except per share data; unaudited)                               1999           1998          1999           1998
----------------------------------------------------------------------------------------------------------------------------
Interest income
Loans                                                                   $129,434       $123,861      $376,135       $353,512
Investment securities:
  U. S. Government                                                        26,497         32,615        84,663        103,452
  State, county and municipal                                                 37             50           112            162
  Other                                                                      165            342           404            378
-----------------------------------------------------------------------------------------------------------------------------
  Total investment securities interest income                             26,699         33,007        85,179        103,992
Overnight investments                                                      4,091            513        11,326          3,882
-----------------------------------------------------------------------------------------------------------------------------
  Total interest income                                                  160,224        157,381       472,640        461,386
Interest expense
Deposits                                                                  61,175         64,013       182,528        192,202
Short-term borrowings                                                      6,125          6,716        16,964         19,287
Long-term obligations                                                      3,197          3,195         9,539          7,525
-----------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                  70,497         73,924       209,031        219,014
-----------------------------------------------------------------------------------------------------------------------------
  Net interest income                                                     89,727         83,457       263,609        242,372
Provision for loan losses                                                  3,329          5,324         8,169         14,986
-----------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                     86,398         78,133       255,440        227,386
Noninterest income
Service charges on deposit accounts                                       14,677         12,067        40,486         34,729
Credit card income                                                         8,367          6,954        22,258         18,489
Gain on sale of branches                                                   4,432              -         4,432              -
Trust income                                                               3,508          3,026        10,515          9,080
Mortgage income                                                            1,134          1,764         5,144          5,071
Other service charges and fees                                            11,587         10,562        33,087         30,461
Securities gains                                                               -              -           777              -
Other                                                                      2,193          1,627         6,665          5,148
-----------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                                45,898         36,000       123,364        102,978
Noninterest expense
Salaries and wages                                                        41,207         36,408       120,102        104,451
Employee benefits                                                          7,733          6,885        23,056         20,668
Occupancy expense                                                          7,597          7,131        22,083         20,772
Equipment expense                                                          9,334          8,885        27,866         27,081
Other                                                                     29,233         26,805        86,602         78,015
-----------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                               95,104         86,114       279,709        250,987
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                37,192         28,019        99,095         79,377
Income taxes                                                              14,060          9,931        36,612         28,084
=============================================================================================================================
  Net income                                                             $23,132        $18,088       $62,483        $51,293
=============================================================================================================================
Per Share
Net income                                                                 $2.18          $1.70         $5.88          $4.77
Cash dividends                                                              0.25           0.25          0.75           0.75
-----------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter  1999

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries

                                                                                              Accumulated
                                              Class A    Class B                                    Other
                                               Common     Common                 Retained   Comprehensive        Total
(thousands, except share data, unaudited)       Stock      Stock     Surplus     Earnings          Income       Equity
Balance at December 31, 1997                   $8,906     $1,722    $143,760     $437,794          $9,458     $601,640

Redemption of 1,894 shares of Class B
common stock                                                  (2)                    (202)                        (204)
Obligation to repurchase common stock                                                (624)                        (624)
Net income                                                                         51,293                       51,293
Unrealized securities losses, net of taxes                                                           (426)        (426)
Cash dividends                                                                     (8,006)                      (8,006)
=======================================================================================================================
Balance at September 30, 1998                  $8,906     $1,720    $143,760     $480,255          $9,032     $643,673
=======================================================================================================================

Balance at December 31, 1998                   $8,906     $1,720    $143,760     $497,316          $9,047     $660,749

Net income                                                                         62,483                       62,483
Unrealized securities losses, net of taxes                                                         (2,198)      (2,198)
Cash dividends                                                                     (7,965)                      (7,965)
=======================================================================================================================
Balance at September 30, 1999                  $8,906     $1,720    $143,760     $551,834          $6,849     $713,069
=======================================================================================================================
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 1999

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries
                                                                                              Nine months ended September 30

(thousands, unaudited)                                                                               1999            1998
Operating Activities
Net income                                                                                        $62,483           $51,293
Adjustments to reconcile net income to cash
   provided (used) by operating activities:
  Amortization of intangibles                                                                       8,817             8,445
  Provision for loan losses                                                                         8,169            14,986
  Deferred tax expense (benefit)                                                                   (4,143)            4,519
  Change in current taxes payable                                                                  (2,944)              300
  Depreciation                                                                                     22,823            19,833
  Change in accrued interest payable                                                               (7,526)           (6,754)
  Change in income earned not collected                                                             3,672             5,535
  Securities gains                                                                                   (777)                -
  Gain on sale of branches                                                                         (4,432)
  Origination of loans held for sale                                                             (345,347)         (585,608)
  Proceeds from sale of loans held for sale                                                       392,106           507,974
  Gain on loans held for sale                                                                      (2,047)           (3,270)
  Net amortization of premiums and discounts                                                        9,720             7,486
  Net change in other assets                                                                         (908)           (9,896)
  Net change in other liabilities                                                                  (4,830)          (76,327)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                                  134,836           (61,484)
----------------------------------------------------------------------------------------------------------------------------
Investing Activities
  Net increase in loans outstanding                                                              (467,494)         (602,254)
  Purchases of investment securities held to maturity                                            (559,826)         (459,027)
  Purchases of investment securities available for sale                                            (2,315)          (20,139)
  Proceeds from maturities of investment securities held to maturity                            1,008,653           838,713
  Proceeds from sales of investment securities available for sale                                   1,710                 -
  Net change in overnight investments                                                             (83,433)           71,775
  Dispositions of premises and equipment                                                            6,003             1,544
  Additions to premises and equipment                                                             (50,122)          (66,439)
  Purchase and sale of branches, net of cash transferred                                          (70,067)          249,702
----------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by investing activities                                                 (216,891)           13,875
----------------------------------------------------------------------------------------------------------------------------
Financing Activities
  Net change in time deposits                                                                     (67,456)         (328,817)
  Net change in demand and other interest-bearing deposits                                        131,548           224,286
  Net change in short-term borrowings                                                             (15,235)          (60,936)
  Origination of long-term obligations                                                                  -           150,000
  Repurchases of common stock                                                                           -              (204)
  Cash dividends paid                                                                              (7,965)           (8,006)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                                   40,892           (23,677)
----------------------------------------------------------------------------------------------------------------------------
Change in cash and due from banks                                                                 (41,163)          (71,286)
Cash and due from banks at beginning of period                                                    502,955           506,771
============================================================================================================================
Cash and due from banks at end of period                                                         $461,792          $435,485
============================================================================================================================
Cash payments for:
  Interest                                                                                       $216,096          $226,563
  Income taxes                                                                                     42,027            32,520
Supplemental disclosure of noncash investing and financing activities:
  Unrealized securities losses, net of taxes                                                       (2,198)             (426)
  Obligation to repurchase common stock                                                                 -               624
----------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements



First Citizens BancShares, Inc. and Subsidiaries
Third Quarter  1999

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


Note B
Comprehensive Income

The following table displays comprehensive income for the periods indicated:

                                                   Three Months Ended September 30       Nine Months Ended September 30
(thousands)                                             1999               1998                1999               1998
-----------------------------------------------------------------------------------------------------------------------
Net income                                           $23,132            $18,088             $62,483            $51,293
Other comprehensive income (loss)                         21               (461)             (2,198)              (426)

=======================================================================================================================
Comprehensive income                                 $23,153            $17,627             $60,285            $50,867
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

     Net income per share is calculated based on the following amounts for the three and nine months ended September 30:

                                                           Three Months Ended September 30         Nine Months Ended September 30
(thousands)                                                       1999                1998               1999                1998
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                     $23,132             $18,088            $62,483             $51,293
Less change in obligation to
      purchase common shares                                         -                   -                  -                 624
----------------------------------------------------------------------------------------------------------------------------------
Net income applicable to
      common shares                                            $23,132             $18,088            $62,483             $50,669
==================================================================================================================================
Weighted average common shares
      outstanding                                           10,625,559          10,625,559         10,625,559          10,626,565
----------------------------------------------------------------------------------------------------------------------------------


 Financial Summary
                                                                                                                            Table 1

                                               1999                        1998                                  Nine Months Ended
                                                Third        Second         First        Fourth       Third         September 30
(thousands, except per share data and ratios) Quarter       Quarter       Quarter       Quarter     Quarter        1999        1998
------------------------------------------------------------------------------------------------------------------------------------
Summary of Operations
Interest income                              $160,224      $156,960      $155,456      $158,101    $157,381    $472,640    $461,386
Interest expense                               70,497        68,821        69,713        73,057      73,924     209,031     219,014
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                            89,727        88,139        85,743        85,044      83,457     263,609     242,372
Provision for loan losses                       3,329         2,178         2,662         4,893       5,324       8,169      14,986
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for loan losses                            86,398        85,961        83,081        80,151      78,133     255,440     227,386
Noninterest income                             45,898        39,271        38,195        42,439      36,000     123,364     102,978
Noninterest expense                            95,104        93,387        91,218        91,226      86,114     279,709     250,987
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                     37,192        31,845        30,058        31,364      28,019      99,095      79,377
Income taxes                                   14,060        11,542        11,010        11,648       9,931      36,612      28,084
Net income                                    $23,132       $20,303       $19,048       $19,716     $18,088     $62,483     $51,293
====================================================================================================================================
Net interest income-taxable equivalent        $90,258       $88,703       $86,338       $85,838     $83,988    $265,299    $243,926
------------------------------------------------------------------------------------------------------------------------------------
Selected Averages
Total assets                               $9,644,135    $9,605,512    $9,517,513    $9,315,347  $9,183,571  $9,589,565  $9,085,612
Investment securities                       1,897,593     2,066,519     2,091,575     2,087,308   2,244,014   2,017,852   2,382,134
Loans                                       6,474,200     6,289,714     6,180,106     6,169,556   6,024,822   6,315,810   5,739,010
Interest-earning assets                     8,689,146     8,659,199     8,558,123     8,413,435   8,305,482   8,642,421   8,214,903
Deposits                                    8,121,209     8,139,147     8,018,971     7,914,649   7,744,217   8,093,473   7,706,955
Interest-bearing liabilities                7,518,874     7,490,958     7,495,944     7,410,007   7,244,949   7,512,009   7,195,128
Long-term obligations                         156,856       157,453       158,307       159,196     158,353     157,533     125,422
Shareholders' equity                         $702,065      $683,771      $668,087      $651,656    $635,521    $684,687    $621,521
Shares outstanding                         10,625,559    10,625,559    10,625,559    10,625,559  10,625,559  10,625,559  10,626,565
------------------------------------------------------------------------------------------------------------------------------------
Selected Period-End Balances
Total assets                               $9,577,715    $9,628,477    $9,702,163    $9,605,787  $9,194,842  $9,577,715  $9,194,842
Investment securities                       1,699,520     1,975,476     2,099,882     2,160,329   2,115,343   1,699,520   2,115,343
Loans                                       6,574,807     6,376,372     6,244,828     6,195,591   6,132,422   6,574,807   6,132,422
Interest-earning assets                     8,590,485     8,647,045     8,694,710     8,588,645   8,257,765   8,590,485   8,257,765
Deposits                                    8,062,091     8,170,433     8,179,098     8,112,408   7,771,093   8,062,091   7,771,093
Interest-bearing liabilities                7,454,172     7,522,636     7,620,262     7,542,636   7,260,204   7,454,172   7,260,204
Long-term obligations                         156,840       156,870       157,529       158,801     158,801     156,840     158,801
Shareholders' equity                         $713,069      $692,570      $676,253      $660,749    $643,673    $713,069    $643,673
Shares outstanding                         10,625,559    10,625,559    10,625,559    10,625,559  10,625,559  10,625,559  10,625,559
------------------------------------------------------------------------------------------------------------------------------------
Profitability Ratios (averages) Rate of return (annualized) on:
Total assets                                     0.95 %        0.85 %        0.81 %        0.84 %      0.78 %      0.87 %      0.75%
Shareholders' equity                            13.07         11.91         11.56         12.00       11.29       12.20       11.03
Dividend payout ratio                           11.47         13.09         13.97         13.51       14.71       12.76       15.53
------------------------------------------------------------------------------------------------------------------------------------
Liquidity and Capital Ratios (averages)
Loans to deposits                               79.72  %      77.28  %      77.07 %       77.95  %    77.80 %     78.04 %     74.47%
Shareholders' equity to total assets             7.28          7.12          7.02          7.00        6.92        7.14        6.84
Time certificates of $100,000 or more
to total deposits                                8.93          8.91          9.04          8.88        8.85        8.94        9.29
------------------------------------------------------------------------------------------------------------------------------------
Per Share of Stock
Net income                                      $2.18         $1.91         $1.79         $1.85       $1.70       $5.88       $4.77
Cash dividends                                   0.25          0.25          0.25          0.25        0.25        0.75        0.75
Book value at period end                        67.11         65.18         63.64         62.18       60.58       67.11       60.58
Tangible book value at period end               56.31         54.05         52.27         50.73       49.17       56.31       49.17
------------------------------------------------------------------------------------------------------------------------------------



First Citizens BancShares, Inc. and Subsidiaries
Third Quarter  1999

 Outstanding Loans by Type
                                                                                                                  Table 2
                                                                     1999                                  1998
--------------------------------------------------------------------------------------------------------------------------
                                                     Third          Second           First         Fourth           Third
(thousands)                                        Quarter         Quarter         Quarter        Quarter         Quarter
--------------------------------------------------------------------------------------------------------------------------
Real estate:
Construction and land development                 $170,467        $169,755        $166,123       $157,603        $156,892
Mortgage:
1-4 family residential                           1,311,314       1,254,010       1,276,945      1,299,508       1,327,411
Commercial                                       1,732,853       1,641,846       1,594,076      1,495,214       1,378,086
Equity Line                                        706,271         685,924         613,510        617,062         641,746
Other                                              162,098         164,719         160,690        160,289         157,830
Commercial and industrial                          971,199         952,206         889,962        845,068         802,653
Consumer                                         1,400,144       1,391,491       1,437,897      1,516,712       1,564,041
Lease financing                                    111,338         106,684          95,557         93,680          91,655
Other                                                9,123           9,737          10,068         10,455          12,108
--------------------------------------------------------------------------------------------------------------------------
Total loans                                      6,574,807       6,376,372       6,244,828      6,195,591       6,132,422
--------------------------------------------------------------------------------------------------------------------------
Less reserve for loan losses                        97,965          96,765          96,340         96,115          94,135
-------------------------------------------------------------------------------------------------------------------------
 Net loans                                       $6,476,842      $6,279,607      $6,148,488     $6,099,476      $6,038,287
--------------------------------------------------------------------------------------------------------------------------



First Citizens BancShares, Inc. and Subsidiaries
Third Quarter  1999

 Investment Securities
                                                                                                                           Table 3
                                                  September 30, 1999                           September 30, 1998
----------------------------------------------------------------------------------------------------------------------------------
                                                               Average   Taxable                              Average  Taxable
                                            Book         Fair Maturity Equivalent          Book        Fair  Maturity Equivalent
(thousands)                                Value        Value (Yrs./Mos.)  Yield          Value       Value (Yrs./Mos.)  Yield
----------------------------------------------------------------------------------------------------------------------------------
U. S. Government:
Within one year                       $1,269,604   $1,267,703   0/6         5.55 %   $1,164,636  $1,172,482    0/7        5.96 %
One to five years                        393,652      385,725   1/5         5.71        896,153     907,582    1/5        5.78
Five to ten years                            188          191   7/11        8.21            129         135    7/6        8.38
Over ten years                            10,264       10,268  26/10        7.37          3,522       3,629   19/0        7.46
----------------------------------------------------------------------------------------------------------------------------------
Total                                  1,673,708    1,663,887   0/8         5.59      2,064,440   2,083,828    1/0        5.88
State, county and municipal:
Within one year                              250          252   0/7         7.91          1,161       1,165    0/3        6.47
One to five years                          2,412        2,459   2/2         7.21          2,766       2,871    3/0        7.30
Over ten years                               150          152  17/11        9.14            160         166   18/0        9.14
----------------------------------------------------------------------------------------------------------------------------------
Total                                      2,812        2,863   2/10        7.37          4,087       4,202   2/10        7.14
Other
Within one year                                -           -     -              -           510         510    0/2        5.53
One to five years                             55           55   2/5         5.47             55          55    3/5        5.47
Five to ten years                            250          250   8/10        2.25            250         250   9/10        8.00
----------------------------------------------------------------------------------------------------------------------------------
Total                                        305          305   7/8         2.47            815         815    1/8        5.80
----------------------------------------------------------------------------------------------------------------------------------
Total securities held to maturity      1,676,825    1,667,055   0/10        5.60 %   $2,069,342  $2,088,845   0/11        5.89 %
Marketable equity securities              11,333       22,695    -              -        31,021      46,001     -              -
----------------------------------------------------------------------------------------------------------------------------------
Total investment securities           $1,688,158   $1,689,750    -              -    $2,100,363  $2,134,846     -              -
----------------------------------------------------------------------------------------------------------------------------------



First Citizens BancShares, Inc. and Subsidiaries
Third Quarter  1999

 Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Third Quarter
                                                                                                                           Table 4

                                                      1999                               1998            Increase (decrease) due to:
------------------------------------------------------------------------------------------------------------------------------------
                                                 Interest                           Interest
                                        Average   Income/   Yield/        Average    Income/  Yield/                Yield/    Total
(thousands)                             Balance   Expense     Rate        Balance    Expense    Rate      Volume      Rate   Change
------------------------------------------------------------------------------------------------------------------------------------
Assets
Total loans                          $6,474,200  $129,948     7.96 %   $6,024,822   $124,366    8.34 %   $10,400   ($4,818)  $5,582
Investment securities:
U. S. Government                      1,871,805    26,497     5.62      2,212,912     32,615    5.85      (4,932)   (1,186)  (6,118)
State, county and municipal               2,820        54     7.60          4,276         76    7.05         (27)        5      (22)
Other                                    22,968       165     2.85         26,826        342    5.06         (38)     (139)    (177)
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities           1,897,593    26,716     5.59      2,244,014     33,033    5.84      (4,997)   (1,320)  (6,317)
Overnight investments                   317,353     4,091     5.11         36,646        513    5.55       3,773      (195)   3,578
====================================================================================================================================
Total interest-earning assets        $8,689,146  $160,755     7.34 %   $8,305,482   $157,912    7.65 %    $9,176   ($6,333)  $2,843
====================================================================================================================================

Liabilities
Deposits:
Checking With Interest               $1,061,601    $1,559     0.58 %   $1,031,261     $2,583    0.99 %       $59   ($1,083) ($1,024)
Savings                                 690,637     2,711     1.56        701,009      3,324    1.88         (48)     (565)    (613)
Money market accounts                 1,385,314    12,551     3.59      1,132,443     10,151    3.56       2,292       108    2,400
Time deposits                         3,668,409    44,354     4.80      3,681,556     47,955    5.17        (169)   (3,432)  (3,601)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits       6,805,961    61,175     3.57      6,546,269     64,013    3.88       2,134    (4,972)  (2,838)
Federal funds purchased                  46,000       588     5.07         56,467        795    5.59        (140)      (67)    (207)
Repurchase agreements                   120,580     1,164     3.83         86,129        933    4.30         353      (122)     231
Master notes                            332,574     3,609     4.31        332,568      4,000    4.77          (3)     (388)    (391)
Other short-term borrowings              56,903       764     5.33         65,163        988    6.02        (118)     (106)    (224)
Long-term obligations                   156,856     3,197     8.09        158,353      3,195    8.00         (32)       34        2
====================================================================================================================================
Total interest-bearing liabilities   $7,518,874   $70,497     3.72 %   $7,244,949    $73,924    4.05 %    $2,194   ($5,621) ($3,427)
====================================================================================================================================
Interest rate spread                                          3.62 %                            3.60 %
------------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                        $90,258     4.12 %                 $83,988    4.01 %    $6,982     ($712)   $6,270
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

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter  1999

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Nine Months
                                                                                                                         Table 5
                                                      1999                             1998            Increase (decrease) due to:
----------------------------------------------------------------------------------------------------------------------------------
                                                 Interest                         Interest
                                       Average    Income/  Yield/        Average   Income/  Yield/               Yield/     Total
(thousands)                            Balance    Expense    Rate        Balance   Expense    Rate      Volume     Rate    Change
----------------------------------------------------------------------------------------------------------------------------------
Assets
Total loans                         $6,315,810   $377,772    8.00 %   $5,739,010  $354,979    8.26 %   $34,794 ($12,001)  $22,793
Investment securities:
U. S. Government                     1,990,566     84,663    5.69      2,349,471   103,452    5.89     (15,543)  (3,246)  (18,789)
State, county and municipal              2,921        165    7.55          4,586       249    7.26         (92)       8       (84)
Other                                   24,365        404    2.22         28,077       378    1.80         (56)      82        26
----------------------------------------------------------------------------------------------------------------------------------
Total investment securities          2,017,852     85,232    5.65      2,382,134   104,079    5.84     (15,691)  (3,156)  (18,847)
Overnight investments                  308,759     11,326    4.90         93,759     3,882    5.54       8,401     (957)    7,444
----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets       $8,642,421   $474,330    7.34 %   $8,214,903  $462,940    7.53 %   $27,504 ($16,114)  $11,390
==================================================================================================================================

Liabilities
Deposits:
Checking with Interest              $1,073,106     $5,265    0.66 %   $1,025,916    $8,033    1.05 %      $298  ($3,066)  ($2,768)
Savings                                693,574      8,107    1.56        700,488     9,875    1.88         (94)  (1,674)   (1,768)
Money market accounts                1,330,206     34,052    3.42      1,092,622    29,117    3.56       6,203   (1,268)    4,935
Time deposits                        3,711,848    135,104    4.87      3,730,036   145,177    5.20        (787)  (9,286)  (10,073)
----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits      6,808,734    182,528    3.58      6,549,062   192,202    3.92       5,620  (15,294)   (9,674)
Federal funds purchased                 55,147      1,970    4.78         54,326     2,244    5.52          30     (304)     (274)
Repurchase agreements                  112,865      3,065    3.63         72,605     2,331    4.29       1,192     (458)      734
Master notes                           320,233      9,649    4.03        313,645    11,129    4.74         210   (1,690)   (1,480)
Other short-term borrowings             57,497      2,280    5.30         80,068     3,583    5.98        (953)    (350)   (1,303)
Long-term obligations                  157,533      9,539    8.10        125,422     7,525    8.02       1,933       81     2,014
----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities  $7,512,009   $209,031    3.72 %   $7,195,128  $219,014    4.07 %    $8,032 ($18,015)  ($9,983)
==================================================================================================================================
Interest rate spread                                         3.62 %                           3.46 %
----------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                       $265,299    4.10 %               $243,926    3.97 %   $19,472   $1,901   $21,373
----------------------------------------------------------------------------------------------------------------------------------

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only,are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for each period, and state income tax rates of 7.00% for 1999 and 7.25 % for 1998.

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter  1999

Summary of Loan Loss Experience and Risk Elements
                                                                                                                       Table 6
                                                         1999                             1998             Nine Months Ended
                                          Third        Second        First       Fourth         Third        September 30
(thousands, except ratios)              Quarter       Quarter      Quarter      Quarter       Quarter         1999         1998
----------------------------------------------------------------------------------------------------------------------------------
Reserve balance at beginning of period  $96,765       $96,340      $96,115      $94,135       $90,240      $96,115      $84,360
Provision for loan losses                 3,329         2,178        2,662        4,893         5,324        8,169       14,986
Net charge-offs:
Charge-offs                              (3,150)       (3,231)      (3,465)      (3,913)       (2,815)      (9,846)     (10,154)
Recoveries                                1,021         1,478        1,028        1,000         1,386        3,527        4,943
----------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                          (2,129)       (1,753)      (2,437)      (2,913)       (1,429)      (6,319)      (5,211)
----------------------------------------------------------------------------------------------------------------------------------
==================================================================================================================================
Reserve balance at end of period        $97,965       $96,765      $96,340      $96,115       $94,135      $97,965      $94,135
==================================================================================================================================
Historical Statistics
Balances
Average total loans                  $6,474,200    $6,289,714   $6,180,106   $6,169,556    $6,024,822   $6,315,810   $5,739,010
Total loans at period-end             6,574,807     6,376,372    6,244,828    6,195,591     6,132,422    6,574,807    6,132,422
----------------------------------------------------------------------------------------------------------------------------------
Risk Elements
Nonaccrual loans                        $10,580       $11,465      $12,322      $12,489       $11,492      $10,580      $11,492
Other real estate                         1,614         2,030        3,062        1,529         1,202        1,614        1,202
----------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets              $12,194       $13,495      $15,384      $14,018       $12,694      $12,194      $12,694
----------------------------------------------------------------------------------------------------------------------------------
Accruing loans 90 days or more past due  $7,350        $5,181       $5,541       $5,721        $4,761       $7,350       $4,761
----------------------------------------------------------------------------------------------------------------------------------
Ratios
Net charge-offs (annualized) to average
      total loans                          0.13 %        0.11 %       0.16 %       0.19 %        0.09 %       0.13 %       0.12 %
Reserve for loan losses to total loans
      at period-end                        1.49          1.52         1.54         1.55          1.54         1.49         1.54
Nonperforming assets to total loans plus
      other real estate at period-end      0.19          0.21         0.25         0.23          0.21         0.19         0.21
----------------------------------------------------------------------------------------------------------------------------------



First Citizens BancShares, Inc. and Subsidiaries
Third Quarter  1999

INTRODUCTION
         Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares' two banking subsidiaries. First-Citizens Bank & Trust Company ("FCB") operates branches in North Carolina, West Virginia, and Virginia. Atlantic States Bank operates offices in Georgia and Florida.
SUMMARY
         BancShares realized an increase in earnings during the third quarter of 1999 compared to the third quarter of 1998. Consolidated net income during the third quarter of 1999 was $23.1 million, compared to $18.1 million earned during the corresponding period of 1998. Net income per share during the third quarter of 1999 totaled $2.18, compared to $1.70 during the third quarter of 1998. Return on average assets was 0.95 percent for the third quarter of 1999 compared to 0.78 percent during the same period of 1998.
         For the first nine months of 1999, BancShares recorded net income of $62.5 million, compared to $51.3 million earned during the first nine months of 1998. Net income per share for the first nine months of 1999 was $5.88, compared to $4.77 during the same period of 1998. BancShares returned 0.87 percent on average assets during the first nine months of 1999 compared to 0.75 percent during the corresponding period of 1998. .
         For both the quarter and year-to date ending September 30, 1999, net interest income and noninterest income exceeded the amounts recorded during the same period of 1998. Additionally, the provision for loan losses decreased in both the quarter and nine-month period when compared to the same periods of 1998. However, noninterest expenses for the quarter and year-to-date were higher than the respective periods of 1998.
         During the third quarter of 1999, BancShares sold eight branch offices in transactions that generated net gains after taxes of $2.8 million or $0.26 per share. Adjusting for the impact of these non-recurring gains, net income during the third quarter was $20.3 million or $1.92 per share. For the nine months ended September 30, 1999, removing the impact of the branch sales, BancShares earned $59.7 million or $5.62 per share.
         Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the third quarter and Table 5 for the first nine months of 1999 and 1998.
INTEREST-EARNING ASSETS
         Interest-earning assets for the third quarter of 1999 averaged $8.69 billion, an increase of $383.7 million or 4.62 percent from the third quarter of 1998. For the nine months ended September 30, 1999, earning assets averaged $8.64 billion, an increase of $427.5 million or 5.20 percent over the same period of 1998. These increases result from growth in the loan portfolio.
         Loans. At September 30, 1999 and 1998, gross loans totaled $6.57 billion and $6.13 billion, respectively. As of December 31, 1998, gross loans were $6.20 billion. The $442.4 million growth in loans from September 30, 1998 to September 30, 1999 results from growth within BancShares' commercial and business loan products, and retail installment loans secured by real estate. Table 2 details outstanding loans by type for the past five quarters.
         During the third quarter of 1999, loans averaged $6.47 billion, an increase of $449.4 million or 7.46 percent from the comparable period of 1998. Loan growth resulted from strong demand for commercial and business loans.
         Loans originated for commercial purposes averaged $2.39 billion during the third quarter of 1999, compared to $2.09 billion during the third quarter of 1998, an increase of $301.1 million or 14.41 percent. Business loans averaged $355.7 million during the third quarter of 1999, an increase of $223.9 million or 62.94% from the same period in 1998. The strong growth in commercial and business lending results from BancShares' continued focus on the needs of these customers.
         For the year-to-date, gross loans have averaged $6.32 billion for 1999 compared to $5.74 billion for the same period of 1998. This $576.8 million or
10.05 percent increase is likewise due to strong loan demand from commercial and small business customers.
         As of September 30, 1999, $39.6 million in fixed-rate residential mortgage loans are classified as held for sale. All loans held for sale are carried at the lower of cost or fair value. The ongoing sale of residential mortgage loans lessens the exposure to changes in interest rates while providing liquidity to meet ongoing loan demand.
         Despite the recent upward pressure on interest rates, management anticipates continued demand from commercial and business customers. Management projects more modest demand for traditional installment loans from retail customers. All growth projections, however, remain dependent on interest rates, as any continued upward pressure on interest rates will likely deter retail borrowers and may also slow commercial loan growth.
         Investment securities. At September 30, 1999 and 1998, the investment portfolio totaled $1.70 billion and $2.12 billion, respectively. At December 31, 1998, the investment portfolio was $2.16 billion. The 21.3 percent reduction in the investment portfolio since December 31, 1998 resulted from maturities being used to fund loan growth, which increased at a faster pace than deposits. All securities that are classified as held-to-maturity reflect BancShares' ability and positive intent to hold those investments until maturity. Marketable equity securities are classified as available-for-sale and are reported at their aggregate fair value. Table 3 presents detailed information relating to the investment securities portfolio.
         Income on Interest-Earning Assets. Interest income amounted to $160.2 million during the third quarter of 1999, a 1.81 percent increase over the third quarter of 1998. Loan growth contributed to higher interest income in the third quarter of 1999 when compared to the same period of 1998.
         The taxable-equivalent yield on interest-earning assets for the third quarter of 1999 was 7.34 percent, compared to 7.65 percent for the corresponding period of 1998. The lower yield on earning assets during 1999 results primarily from a reduction in the blended taxable-equivalent loan yield. The commercial and business loan growth focused on strong underwriting and resulted in high quality loans with lower yields.
         Loan interest income for the third quarter of 1999 was $129.4 million, an increase of $5.6 million or 4.50 percent from the third quarter of 1998, due to volume growth. The taxable-equivalent yield on the loan portfolio was 7.96 percent during the third quarter of 1999, compared to 8.34 percent during the same period of 1998, the reduction resulting from lower market rates. Further, during 1999, the composition of the loan portfolio has shifted towards lower yielding commercial and business loans.
         For the nine months ended September 30, 1999, loan interest income was $376.1 million, an increase of $22.6 million or 6.40 percent over the same period of 1998. The increase in interest income reflects the growth in the loan portfolio.
         Income earned on the investment securities portfolio amounted to $26.7 million during the third quarter of 1999 and $33.0 million during the same period of 1998, a decrease of $6.3 million or 19.11 percent. This decrease is primarily the result of a $346.4 million or 15.44 percent decrease in the average securities portfolio. The investment securities portfolio taxable-equivalent yield fell to 5.59 percent for the quarter ended September 30, 1999, compared to 5.84 percent for the quarter ended September 30, 1998. The decline in the taxable-equivalent yield resulted from market changes.
         For the nine months ended September 30, 1999, interest income from investment securities was $85.2 million, compared to $104.0 million during the same period of 1998, a decrease of 18.09 percent. This decrease is primarily the result of a $364.3 million reduction in the average securities portfolio.

INTEREST-BEARING LIABILITIES
         At September 30, 1999 and 1998, interest-bearing liabilities totaled $7.45 billion and $7.26 billion, respectively, compared to $7.54 billion as of December 31, 1998. During the third quarter of 1999, interest-bearing liabilities averaged $7.52 billion, an increase of $273.9 million or 3.78 percent from the third quarter of 1998. This increase primarily resulted from growth in interest bearing checking and money market deposits.
         Deposits. At September 30, 1999, total deposits were $8.06 billion, an increase of $291.0 million or 3.74 percent over September 30, 1998. Compared to the December 31, 1998 balance of $8.11 billion, total deposits have decreased slightly.
         Average interest-bearing deposits were $6.81 billion during the third quarter of 1999 compared to $6.55 billion during the third quarter of 1998, an increase of 3.97 percent. Much of the increase is due to average money market accounts, which increased $252.9 million from the third quarter of 1998 to the third quarter of 1999. Average Checking With Interest accounts increased $30.3 million between the two periods. Time deposits of $100,000 or more averaged 8.93 percent of total average deposits during the third quarter of 1999, compared to
8.85 percent during the same period of 1998.
         Interest bearing deposits averaged $6.81 billion during the first nine months of 1999, compared to $6.55 billion during the same period of 1998. The $259.7 million increase resulted from growth among money market and interest bearing checking deposits.
         Borrowed Funds. At September 30, 1999, short-term borrowings totaled $554.9 million compared to $568.1 million at December 31, 1998 and $534.9 million at September 30, 1998. For the quarters ended September 30, 1999 and 1998, short-term borrowings averaged $556.1 million and $540.3 million, respectively. This increase resulted from growth among overnight repurchase agreements. Long-term obligations averaged $156.9 million during the third quarter of 1999, compared to $158.4 million during the third quarter of 1998.
         Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $70.5 million during the third quarter of 1999, a $3.4 million or
4.6 percent reduction from the third quarter of 1998. The lower interest expense was the result of rate reductions, the impact of which more than offset the growth in average interest bearing deposits. The rate on these liabilities was
3.72 percent during the third quarter of 1999 compared to 4.05 percent during the same period of 1998.
         For the year-to-date, interest expense was $209.0 million, compared to $219.0 million for the same period of 1998. The 4.56 percent decrease results from lower interest rates.

NET INTEREST INCOME
         Net interest income totaled $89.7 million during the third quarter of 1999, an increase of 7.51 percent from the third quarter of 1998. The taxable-equivalent net yield on interest-earning assets was 4.12 percent for the third quarter of 1999, an increase of 11 basis points from the 4.01 percent reported for the third quarter of 1998. The taxable equivalent interest rate spread for the third quarter of 1999 was 3.62 percent compared to 3.60 percent for the same period of 1998. The improved interest rate spread and net yield on interest-earning assets result from loan growth and a reduction in interest expense on interest-bearing liabilities.
         A principal objective of BancShares' asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.
         Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. As of September 30, 1999, BancShares' market risk profile has not changed significantly from December 31, 1998.

ASSET QUALITY
         Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating probable credit losses. At September 30, 1999, the reserve for loan losses amounted to $98.0 million or 1.49 percent of loans outstanding. This compares to $96.1 million or
1.55 percent of loans  outstanding  at December 31, 1998,  and $94.1  million or
1.54 percent of loans outstanding at September 30, 1998. At September 30, 1999, the reserve for loan losses reflects management's estimate of the impact of the credit-related losses that will be sustained as a result of Hurricane Floyd.
         Management considers the established reserve adequate to absorb losses that relate to loans outstanding at September 30, 1999. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of adjustments to the reserve based on their judgments of information available to them at the time of their examination.
         The provision for loan losses charged to operations during the third quarter of 1999 was $3.3 million, compared to $5.3 million during the third quarter of 1998. For the nine month periods ended September 30, total provision for loan losses was $8.2 million for 1999 and $15.0 million for 1998. The $6.8 million reduction in the year-to-date provision for loan losses primarily results from the lower rate of growth in the loan portfolio during 1999. During 1998, BancShares experienced stronger loan growth, which resulted in higher provision for loan losses during that period.
         Net charge-offs for the three months ended September 30, 1998 totaled $2.1 million, compared to net charge-offs of $1.4 million during the same period of 1998. On an annualized basis, these net charge-offs represent 0.13 percent and 0.09 percent of average loans outstanding during the respective periods. Net charge-offs for the nine month period ended September 30, 1999 totaled $6.3 million, compared to $5.2 million during the same period of 1998. As a percentage of average loans outstanding, these losses represent 0.13 percent for the first nine months of 1999, compared to 0.12 percent for the same time period in 1998. Gross charge-offs totaled $9.8 million and $10.2 million for the nine month periods ended September 30, 1999 and 1998 respectively. Gross recoveries were $3.5 million and $4.9 million for the respective periods.
         Management remains committed to maintaining high levels of credit quality. Table 6 provides details concerning the reserve and provision for loan losses over the past five quarters and for the year-to-date for 1999 and 1998.
         Nonperforming assets. At September 30, 1999, BancShares' nonperforming assets amounted to $12.2 million or 0.19 percent of gross loans plus other real estate, compared to $14.0 million at December 31, 1998, and $12.7 million at September 30, 1998. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

NONINTEREST INCOME
         During the first nine months of 1999, noninterest income was $123.4 million, compared to $103.0 million during the same period of 1998. The $20.4 million or 19.8 percent increase was primarily due to growth in service charges on deposit accounts, gains generated by the sale of branches, and improved credit card income. During the first nine months of 1999, total service charges on deposit accounts was $40.5 million, compared to $34.7 million earned during the same period of 1998. This increase resulted from adjustments to service charges made earlier in 1999. During the third quarter, FCB sold eight branches to other banks. These sales generated gains of $4.4 million, which are included in other income.
         Noninterest income from the credit card operation contributed an additional $3.8 million during the first nine months of 1999 compared to the same period of 1998. This increase represents a 20.4 percent increase over the same period of 1998, the result of higher merchant income and interchange income generated by card usage. BancShares also reported a $2.6 million increase in other service charges and fees during the first nine months of 1999, an 8.6 percent increase, primarily due to growth in fees generated by First Citizens Investor Services and fees earned from other banks for processing services.
     Results from the sale of residential mortgage loans, servicing income and adjustments of loans held for sale to the lower of cost or fair value are included in mortgage income. These activities generated $5.1 million during the first nine months of 1999, unchanged from the same period of 1998.

NONINTEREST EXPENSE
         Noninterest expense was $279.7 million for the first nine months of 1999, an 11.44 percent increase over the $251.0 million recorded during the same period of 1998. Much of the $28.7 million increase in noninterest expense relates to franchise expansion and the investments required to support that growth. Salaries and wages increased $15.7 million during 1999 when compared to the same period of 1998. This 15.0 percent increase reflects the growth in employee population required to staff new branch offices throughout the franchise. Employee benefits expense increased $2.4 million or 11.6 percent during the first nine months of 1999, compared to the corresponding period of 1998 due to the larger employee population and increased pension costs.
         Occupancy expense increased 6.3 percent during the first nine months of 1999, the result of higher depreciation expense for new and renovated branch facilities. This increase reflects the growth in the branch network - from 376 offices at September 30, 1998, to 384 offices at September 30, 1999.
         Other noninterest expenses totaled $86.6 million during the first six months of 1999, compared to $78.0 million during the same period of 1998. The $8.6 million or 11.0 percent increase resulted from higher costs related to credit card processing, telecommunications, legal services, and advertising.

INCOME TAXES
         Income tax expense amounted to $36.6 million during the first nine months of 1999, compared to $28.1 million during the same period of 1998, a 30.4 percent increase resulting from higher pre-tax income. The effective tax rates for these periods were 36.9 percent and 35.4 percent, respectively, the increase resulting from higher state income tax obligations.

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

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
          BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At September 30, 1999 and 1998, the leverage capital ratio of BancShares was 7.80 percent and 7.32 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratio was 10.02 percent at September 30, 1999, and 9.91 percent as of September 30, 1998. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 11.33 percent at September 30, 1999 and 11.15 percent as of September 30, 1998. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies.

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

State of Readiness - With respect to mainframe computing, remediation and testing has been completed on all mission critical applications. With respect to non-mainframe computing, remediation and testing has been completed for all of the mission-critical and non-mission critical applications. With respect to non-information technology assets and services, management has identified those that may be impacted by Y2K. All mission-critical assets and services have been validated.
         Business continuity planning efforts are proceeding according to plan, with all plans having been developed and validated. BancShares continues to stage the date changes to verify that all systems are operating and interacting properly.

Costs - BancShares estimates that the total cost of the Y2K project will be approximately $8.8 million. Currently, BancShares projects the cost of Y2K efforts will be $1.8 million during 1999. For the first nine months of 1999, BancShares has recognized expenses totaling $1.4 million for Y2K compliance. All costs related to the Y2K project are expensed as incurred.

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

Contingency Plans - For BancShares' most reasonably likely worst case scenario, contingency plans are already active. As previously described, BancShares has actively evaluated the status of readiness efforts of key customers and vendors and made necessary modifications, including downgrading of exposure to customers who are believed to be at risk of Y2K non-compliance.
         Management will continue to evaluate deficiencies that become apparent and to establish and test contingency plans to protect BancShares and to minimize its exposure to Y2K uncertainties.

CURRENT ACCOUNTING AND REGULATORY ISSUES
     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. As a result of BancShares' limited use of derivative instruments, the adoption of SFAS No. 133 should not have a material impact on its consolidated financial statements. SFAS No. 133, as amended by SFAS No. 137, becomes effective during 2001 for BancShares.
         Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

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