Form 10-Q/A
period 1999-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 1999-11-17
CIK 798941

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
----------------------------------------------------------------------------------------------------------------------------------

Note D
Related Party Transactions

     During the third quarter of 1999, BancShares sold eight branch offices to other banks which, as a result of common ownership, are deemed to be related parties. These sales generated gains of $4,432 which are included in other noninterest income.

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