Form 10-K405
period 1999-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2000-03-17
CIK 798941

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                  For the fiscal year ended December 31, 1999


                        Commission File Number 0-16471



                        First Citizens BancShares, Inc.
            (Exact name of Registrant as specified in the charter)

                   Delaware                           56-1528994
         (State or other jurisdiction              (I.R.S. Employer
          of incorporation or organization)     Identification Number)

                         239 Fayetteville Street Mall
                         Raleigh, North Carolina 27601
              (Address of Principal Executive Offices, Zip Code)



                                (919) 716-7000
             (Registrant's Telephone Number, including Area Code)



Securities registered pursuant to:

  Section 12(b) of the Act:   None
  Section 12(g) of the Act:   Class A Common Stock, Par Value $1
                              Class B Common Stock, Par Value $1

                               (Title of Class)




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     Based on last reported sales prices on March 6, 2000, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant as of such date was $384,798,000.


     On March 6, 2000, there were 8,862,849 outstanding shares of the Registrant's Class A Common Stock and 1,720,460 outstanding shares of the Registrant's Class B Common Stock.


     Portions of the Registrant's definitive Proxy Statement dated March 17, 2000 are incorporated in Part III of this report.
--------------------------------------------------------------------------------

                             CROSS REFERENCE INDEX




PART I     Item 1        Description of Business ............................................................... 3
           Item 2        Properties ............................................................................ 3
           Item 3        Legal Proceedings ..................................................................... 24
           Item 4        Submission of Matters to a Vote of Shareholders ....................................... None
PART II    Item 5        Market for the Registrant's Common Stock and Related Shareholder Matters .............. 3, 23
           Item 6        Selected Financial Data ............................................................... 5
           Item 7        Management's Discussion and Analysis of Financial Condition and Results of
                         Operations ............................................................................ 4-25
           Item 7A       Quantitative and Qualitative Disclosures about Market Risk ............................ 14-15
           Item 8        Financial Statements and Supplementary Data
                         Quarterly Financial Summary for 1999 and 1998 ......................................... 23
                         Independent Auditor's Report .......................................................... 26
                         Consolidated Balance Sheets at December 31, 1999 and 1998 ............................. 27
                         Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1999 ............................................................... 28
                         Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three-year period ended December 31, 1999 ......................................... 29
                         Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1999 ........................................................ 30
                         Notes to Consolidated Financial Statements ............................................ 31-47
           Item 9        Changes in and Disagreements with Accountants on Accounting and Financial
                         Disclosures ........................................................................... None
PART III   Item 10       Directors and Executive Officers of Registrant ........................................   *
           Item 11       Executive Compensation ................................................................   *
           Item 12       Security Ownership of Certain Beneficial Owners and Management ........................   *
           Item 13       Certain Relationships and Related Transactions ........................................   *
PART IV    Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K
             (a)(1)      Financial Statements (see Item 8 for reference)
                (2)      Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
                (3)      Exhibits have been filed separately with the Commission and are available upon written request. ...................................................................... 50
             (b)         During the quarter ended December 31, 1999, no reports on Form 8-K were filed.

---------
* Information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Proposal 1: Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.


  Information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Director Compensation", "Executive Compensation", "Pension Plan" and "Employment Contracts, Termination of Employment, and Change-in-Control Agreements" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.


  Information required by Item 12 is incorporated herein by reference to the information that appears under the heading "Beneficial Ownership of Voting Securities" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.


  Information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Proposal 1: Election of Directors" and "Transactions with Management" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.

                            DESCRIPTION OF BUSINESS

     First Citizens BancShares, Inc. ("BancShares") was incorporated under the laws of Delaware on August 7, 1986, to become the successor to First Citizens Corporation ("FCC"), a North Carolina corporation that was the bank holding company of First-Citizens Bank & Trust Company (the "Bank"), its banking subsidiary. On October 21, 1986, FCC was merged into BancShares, and BancShares became the sole shareholder of the Bank. The Bank was chartered on March 4, 1893, as the Bank of Smithfield, Smithfield, North Carolina and through a series of mergers and name changes, it later became First-Citizens Bank & Trust Company. As of December 31, 1999, the Bank operated 354 offices in North Carolina, Virginia and West Virginia.

     On April 28, 1997, BancShares opened Atlantic States Bank ("ASB"), a federally-chartered thrift institution, which has continued to open new branches in the suburban Atlanta, Georgia area. During 1999, ASB expanded into southwestern Florida, specifically in the Fort Myers area. At December 31, 1999, ASB had 31 offices with total assets of $469.0 million.

     BancShares' executive offices are located at 239 Fayetteville Street, Raleigh, North Carolina, 27601, and its telephone number is (919) 716-7000. At December 31, 1999, BancShares and its subsidiaries employed a full-time staff of 4,193 and a part-time staff of 875 for a total of 5,068 employees.

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

     The subsidiary banks seek to meet the needs of both consumers and commercial entities in their respective market areas. These services, offered at most offices, include normal taking of deposits, cashing of checks, and providing for individual and commercial cash needs; numerous checking and savings plans; commercial, small business and consumer lending; a full-service trust department; and other activities incidental to commercial banking. Bank subsidiaries American Guaranty Insurance Company and Triangle Life Insurance Company underwrite and sell various forms of credit-related insurance products. First Citizens Investor Services, Inc., provides various investment products, including annuities, discount brokerage services and third-party mutual funds to customers. First-Citizens Bank, A Virginia Corporation is the issuing and processing bank for BancShares' retail credit cards. Various other subsidiaries are either inactive or not material to BancShares' consolidated financial position or to consolidated net income.

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

     The Bank is also regulated by the North Carolina Commissioner of Banks as well as the Federal Deposit Insurance Corporation. ASB is regulated by the Office of Thrift Supervision.


                                   PROPERTIES

     Through its subsidiary financial institutions, as of December 31, 1999, BancShares operated branch offices at 392 locations in North Carolina, Virginia, West Virginia, Florida and Georgia. BancShares owns many of the buildings and leases other facilities from third parties.

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

     The per share cash dividends paid by BancShares during each quarterly period during 1999 and 1998 and the quarterly high and low prices for its Class A and Class B common stock are set forth in Table 18 of this report. A cash dividend of 25 cents per share was declared by the Board of Directors on January 24, 2000, payable April 3, 2000, to holders of record as of March 20, 2000. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. Subject to the foregoing, it is currently management's expectation that comparable cash dividends will continue to be paid in the future.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


                                 INTRODUCTION

     Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. ("BancShares"), for the years 1999, 1998 and 1997. BancShares is a bank holding company with two wholly owned banking subsidiaries -- First-Citizens Bank & Trust Company ("FCB"), a North Carolina-chartered bank, and Atlantic States Bank ("ASB"), a federally chartered thrift institution.

     This discussion and related financial data should be read in conjunction with the audited consolidated financial statements and related footnotes presented on pages 26 through 47 of this report.


                                    SUMMARY

     BancShares experienced a 15.2 percent increase in net income during 1999, compared to 1998. The increase was the result of higher net interest income and noninterest income and a reduction in provision for loan losses. These were partially offset by higher noninterest expense. Consolidated net income amounted to $81.8 million during 1999, compared to $71.0 million during 1998 and $70.6 million during 1997. The improvement in net income during 1998 over 1997 resulted from growth in net interest income and noninterest income at levels that exceeded the growth in noninterest expense. Net income per share for the year ended December 31, 1999 totaled $7.70, compared to $6.62 and $6.22 for 1998 and 1997, respectively. Return on average assets totaled 0.85 percent during 1999, 0.77 percent during 1998 and 0.85 percent during 1997.

     An analysis of BancShares' financial condition and growth can be made by examining the changes and trends in interest-earning assets and interest-bearing liabilities. Such an analysis also requires an evaluation of noninterest income and noninterest expenses. In recent years, increasing noninterest income has been a significant focus for BancShares. The introduction of new revenue sources and modifications to existing products and services has allowed this component of net income to grow. Franchise expansion has also contributed to the growth in noninterest income, but has also resulted in large increases in noninterest expense, especially personnel-related costs, occupancy and equipment expenses.

Table 1

FINANCIAL SUMMARY AND SELECTED FINANCIAL DATA



                                                                   1999            1998
                                                             --------------- ---------------
                                                              (thousands, except share data
                                                                       and ratios)
SUMMARY OF OPERATIONS
Interest income ............................................  $    633,891    $    619,487
Interest expense ...........................................       281,542         292,071
                                                              ------------    ------------
Net interest income ........................................       352,349         327,416
Provision for loan losses ..................................        11,672          19,879
                                                              ------------    ------------
Net interest income after provision for loan losses ........       340,677         307,537
Noninterest income .........................................       165,339         145,417
Noninterest expense ........................................       375,620         342,213
                                                              ------------    ------------
Income before income taxes .................................       130,396         110,741
Income taxes ...............................................        48,596          39,732
                                                              ------------    ------------
Net income .................................................  $     81,800    $     71,009
                                                              ============    ============
Net interest income, taxable equivalent ....................  $    354,566    $    329,764
                                                              ============    ============
SELECTED AVERAGE BALANCES
Total assets ...............................................  $  9,622,774    $  9,173,020
Investment securities ......................................     1,908,300       2,305,395
Loans ......................................................     6,399,114       5,847,531
Interest-earning assets ....................................     8,638,698       8,281,072
Deposits ...................................................     8,105,443       7,759,315
Interest-bearing liabilities ...............................     7,517,483       7,249,290
Long-term obligations ......................................       157,897         133,935
Shareholders' equity .......................................  $    693,559    $    629,089
Shares outstanding .........................................    10,625,457      10,626,311
                                                              ============    ============
SELECTED PERIOD-END BALANCES
Total assets ...............................................  $  9,717,099    $  9,605,787
Investment securities ......................................     1,371,894       2,160,329
Loans ......................................................     6,751,039       6,195,591
Interest-earning assets ....................................     8,596,326       8,588,645
Deposits ...................................................     8,173,598       8,112,408
Interest-bearing liabilities ...............................     7,554,229       7,542,636
Long-term obligations ......................................       155,683         158,801
Shareholders' equity .......................................  $    728,757    $    660,749
Shares outstanding .........................................    10,610,399      10,625,559
                                                              ============    ============
PROFITABILITY RATIOS (AVERAGES)
Rate of return on:
 Total assets ..............................................          0.85%           0.77%
 Shareholders' equity ......................................        11.79           11.29
Dividend payout ratio ......................................        12.99           15.11
                                                              ============    ============
LIQUIDITY AND CAPITAL RATIOS (AVERAGES)
Loans to deposits ..........................................         78.95%          75.36%
Shareholders' equity to total assets .......................         7.21            6.86
Time certificates of $100,000 or more to total deposits.....         9.02            9.21
                                                              ============    ============
PER SHARE OF STOCK
Net income .................................................  $      7.70     $      6.62
Cash dividends .............................................         1.00            1.00
Market price at December 31 (Class A) ......................        69.75           90.00
Book value at December 31 ..................................        68.68           62.18
Tangible book value at December 31 .........................        58.13           50.73
                                                              ============    ============



                                                                   1997            1996            1995
                                                             --------------- --------------- ---------------
                                                                (thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income ............................................  $    572,276    $    534,195    $    471,109
Interest expense ...........................................       268,013         248,250         224,664
                                                              ------------    ------------    ------------
Net interest income ........................................       304,263         285,945         246,445
Provision for loan losses ..................................         8,726           8,907           5,364
                                                              ------------    ------------    ------------
Net interest income after provision for loan losses ........       295,537         277,038         241,081
Noninterest income .........................................       114,914         103,058          91,778
Noninterest expense ........................................       300,401         278,422         245,530
                                                              ------------    ------------    ------------
Income before income taxes .................................       110,050         101,674          87,329
Income taxes ...............................................        39,492          36,207          30,423
                                                              ------------    ------------    ------------
Net income .................................................  $     70,558    $     65,467    $     56,906
                                                              ============    ============    ============
Net interest income, taxable equivalent ....................  $    306,726    $    288,251    $    248,707
                                                              ============    ============    ============
SELECTED AVERAGE BALANCES
Total assets ...............................................  $  8,304,412    $  7,681,019    $  6,846,959
Investment securities ......................................     2,300,706       1,998,059       1,611,549
Loans ......................................................     5,086,723       4,842,266       4,433,517
Interest-earning assets ....................................     7,569,075       6,987,659       6,191,422
Deposits ...................................................     7,088,018       6,653,302       5,952,090
Interest-bearing liabilities ...............................     6,521,818       6,044,553       5,410,495
Long-term obligations ......................................        10,472          13,483          26,307
Shareholders' equity .......................................  $    638,825    $    576,988    $    487,895
Shares outstanding .........................................    11,341,153      11,340,982      10,597,066
                                                              ============    ============    ============
SELECTED PERIOD-END BALANCES
Total assets ...............................................  $  8,951,109    $  8,055,572    $  7,383,950
Investment securities ......................................     2,483,294       2,161,236       1,983,148
Loans ......................................................     5,445,772       4,930,508       4,580,719
Interest-earning assets ....................................     8,010,841       7,247,744       6,604,312
Deposits ...................................................     7,579,567       6,954,028       6,388,082
Interest-bearing liabilities ...............................     7,052,749       6,265,482       5,844,125
Long-term obligations ......................................        10,856           6,922          22,957
Shareholders' equity .......................................  $    601,640    $    615,507    $    520,837
Shares outstanding .........................................    10,627,453      11,410,880      10,716,167
                                                              ============    ============    ============
PROFITABILITY RATIOS (AVERAGES)
Rate of return on:
 Total assets ..............................................          0.85%          0.85%           0.83%
 Shareholders' equity ......................................         11.04          11.35           11.66
Dividend payout ratio ......................................         16.08          16.03           15.36
                                                              ============    ============    ============
LIQUIDITY AND CAPITAL RATIOS (AVERAGES)
Loans to deposits ..........................................         71.77%         72.78%          74.49%
Shareholders' equity to total assets .......................          7.69           7.51            7.13
Time certificates of $100,000 or more to total deposits.....          9.62           8.99            8.33
                                                              ============    ============    ============
PER SHARE OF STOCK
Net income .................................................  $      6.22     $      5.77     $      5.37
Cash dividends .............................................         1.00           0.925           0.825
Market price at December 31 (Class A) ......................       104.03           77.00           55.13
Book value at December 31 ..................................        56.61           53.94           48.60
Tangible book value at December 31 .........................        47.11           45.42           41.75
                                                              ============    ============    ============

                         ACQUISITIONS AND DIVESTITURES

     Table 2 details acquisitions and divestitures during 1997 through 1999. All of the acquisitions were accounted for as purchases, with the results of operations included with BancShares' Statements of Income since the respective acquisition dates. During 1999, branch sales generated noninterest income of $5.1 million compared to $3.1 million during 1998. No such gains were recorded during 1997.

Table 2

SIGNIFICANT ACQUISITIONS AND DIVESTITURES



                                                                             Total          Total
Date               Institution and Location                                  Assets       Deposits
------------------ ----------------------------------------------------- ------------- --------------
                                                                                 (thousands)
  1999             Various branch sales                                   $  (41,523)    $ (123,048)
  March 1999       Five branches of Colonial Bank in Southwest Florida         1,342         27,506
  1998             Various branch purchases                                   23,472         23,556
  1998             Various branch sales                                     (132,138)      (138,390)
  February 1998    Fifteen Signet Bank branches                              262,020        296,852
  September 1997   First Savings Financial Corp.                              45,431         36,025
                   Reidsville, North Carolina
  May 1997         Four Wachovia Bank branches                                80,613         86,460
                   Western North Carolina
  April 1997       Three First Union National Bank branches                   42,171         45,179
                   Western North Carolina

                            INTEREST-EARNING ASSETS

     Interest-earning assets averaged $8.64 billion during 1999, an increase of $357.6 million or 4.3 percent over 1998 levels, compared to a $712.0 million or
9.4 percent increase in 1998 over 1997 levels. Growth among interest-earning assets during 1999 and 1998 was due to increases in loan balances.

     Loans. As of December 31, 1999, gross loans outstanding were $6.75 billion, a 9.0 percent increase over the December 31, 1998 balance of $6.20 billion, which was a 13.8 percent increase over the December 31, 1997 balance of $5.45 billion. Loan growth during 1999 and 1998 resulted from internal growth, as the impact of acquisitions during both periods was not material. Loan balances for the last five years are provided in Table 3.


Table 3

LOANS



                                                                      December 31
                                         ---------------------------------------------------------------------
                                              1999          1998          1997          1996          1995
                                         ------------- ------------- ------------- ------------- -------------
                                                                      (thousands)
Real estate:
 Construction and land development .....  $  186,119    $  157,603    $  113,735    $  109,806    $  104,540
 Mortgage:
   1-4 family residential ..............   1,326,642     1,299,508     1,411,279     1,542,836     1,438,655
   Commercial ..........................   1,810,904     1,495,214     1,055,529       882,067       770,246
   Equity Line .........................     755,342       617,062       603,714       411,856       397,225
   Other ...............................     161,652       160,289       136,639       132,954       129,292
                                          ----------    ----------    ----------    ----------    ----------
   Total real estate loans .............   4,240,659     3,729,676     3,320,896     3,079,519     2,839,958
Commercial and industrial ..............     985,738       845,068       633,580       514,535       466,462
Consumer ...............................   1,393,227     1,516,712     1,402,093     1,251,704     1,199,400
Lease financing ........................     123,908        93,680        74,589        68,694        59,899
Other ..................................       7,507        10,455        14,614        16,056        15,000
                                          ----------    ----------    ----------    ----------    ----------
   Total gross loans ...................   6,751,039     6,195,591     5,445,772     4,930,508     4,580,719
Less reserve for loan losses ...........      98,690        96,115        84,360        81,439        78,495
                                          ----------    ----------    ----------    ----------    ----------
   Net loans ...........................  $6,652,349    $6,099,476    $5,361,412    $4,849,069    $4,502,224
                                          ==========    ==========    ==========    ==========    ==========

---------
All information presented in this table relates to domestic loans as BancShares makes no foreign loans.

     Loans secured by real estate averaged $3.97 billion during 1999, compared to $3.55 billion during 1998, an increase of 11.6 percent. Much of the $411.9 million increase in real estate secured loans during 1999 was among commercial real estate loans and retail home equity loans. Average commercial and industrial loans also experienced strong growth during 1999, increasing $110.6 million during 1999. Commercial and industrial loans averaged $832.9 million during 1999 compared to

$722.3 million during 1998, an increase of 15.3 percent. Commercial and industrial loan growth during 1999 resulted from BancShares' continued focus on small and mid-size commercial customers.

     Consumer loans averaged $1.43 billion during 1999 compared to $1.47 billion during 1998. The $47.1 million decrease during 1999 was primarily due to reductions in indirect automobile lending. Demand for direct installment lending was sluggish during 1999, as customers who have traditionally favored closed-end installment lending continue to migrate to revolving lines of credit secured by home equity.

     During 2000, management anticipates continued loan growth among loans to commercial borrowers. Loan demand among small and mid-size businesses remains strong due to continuing economic growth in BancShares' market areas. However, recent upward trends in interest rates will likely prevent growth at rates experienced during 1999 and 1998. Demand among retail customers continues to shift to open-end credit products such as EquityLine and credit cards. Growth in these areas is expected during 2000, while indirect automobile outstandings will likely decrease.

     To minimize the potential adverse impact of interest rate fluctuations, management monitors the maturity and repricing distribution of the loan portfolio. BancShares offers variable rate loan products and fixed rate callable loans to reduce interest rate risk. Table 4 details the maturity and repricing distribution as of December 31, 1999. Of the gross loans outstanding on December 31, 1999, 27.1 percent will mature or reprice within one year, 46.6 percent will mature or reprice between one and five years, while the remaining
26.3 percent have scheduled maturities or repricing dates that extend beyond five years.


Table 4

LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY



                                                             December 31, 1999
                                           ------------------------------------------------------
                                               Within     One to Five      After
                                              One Year       Years      Five Years      Total
                                           ------------- ------------- ------------ -------------
                                                                (thousands)
Real estate:
 Construction and land development .......  $   63,568    $   88,059    $   34,492   $  186,119
 Mortgage:
   1-4 family residential ................     216,225       477,228       633,189    1,326,642
   Commercial ............................     555,413       923,276       332,215    1,810,904
   Equity Line ...........................      52,873       188,836       513,633      755,342
   Other .................................      55,137        76,531        29,984      161,652
Commercial and industrial ................     264,260       471,344       250,134      985,738
Consumer .................................     320,850       984,220        88,157    1,393,227
Lease financing ..........................      30,977        92,931            --      123,908
Other ....................................       2,399         3,966         1,142        7,507
                                            ----------    ----------    ----------   ----------
   Total .................................  $1,561,702    $3,306,391    $1,882,946   $6,751,039
                                            ==========    ==========    ==========   ==========
Loans maturing after one year with:
 Fixed interest rates ....................                $2,836,808    $1,542,487   $4,379,295
 Floating or adjustable rates ............                   469,583       340,459      810,042
                                                          ----------    ----------   ----------
   Total .................................                $3,306,391    $1,882,946   $5,189,337
                                                          ==========    ==========   ==========

     Investment Securities. At December 31, 1999, and 1998, the investment portfolio totaled $1.37 billion and $2.16 billion, respectively, a decrease of $788.4 million or 36.5 percent. Investment securities averaged $1.91 billion during 1999, $2.31 billion during 1998 and $2.30 billion during 1997. In each period, U.S. Treasury and government agency securities represented substantially all of the portfolio. The reduction in the average securities portfolio during 1999 and the decrease in the investment securities portfolio at December 31, 1999, compared to December 31, 1998, results from strong loan growth. During 1998 and 1999, deposit growth was not sufficient to fund loan demand, and, as a result, proceeds from maturing securities were not reinvested in the investment securities portfolio.

     The weighted-average maturity of the investment securities portfolio was 11 months at December 31, 1999 and December 31, 1998. Management continues to maintain a portfolio of securities with short maturities and call dates, consistent with BancShares' focus on liquidity. Investment securities available for sale include marketable equity securities that are recorded at their fair value, with the unrealized gain included as a component of shareholders' equity, net of deferred taxes. Table 5 presents detailed information relating to the investment securities portfolio.

Table 5

INVESTMENT SECURITIES

                                                     December 31
                                ------------------------------------------------------
                                                         1999
                                ------------------------------------------------------
                                                               Average       Taxable
                                                   Fair        Maturity    Equivalent
                                     Cost         Value      (Yrs./Mos.)      Yield
                                ------------- ------------- ------------- ------------
                                                (dollars in thousands)
Investment securities held
  to maturity:
  U. S. Government:
   Within one year ............ $1,077,354    $1,067,979          0/6          5.36%
   One to five years ..........    263,009       255,805          1/8          6.20
   Five to ten years ..........        176           178          7/7          8.21
   Over ten years .............      9,665         9,552         26/7          7.35
                                ----------    ----------         ----          ----
    Total .....................  1,350,204     1,333,514          0/9          5.53
                                ----------    ----------         ----          ----
  State, county and
   municipal:
   Within one year ............        699           703          0/9          7.11
   One to five years ..........      1,963         1,990          2/1          7.33
   Over ten years .............        150           152         17/8          9.14
                                ----------    ----------         ----          ----
    Total .....................      2,812         2,845          2/7          7.37
                                ----------    ----------         ----          ----
  Other
   Within one year ............         --            --           --            --
   One to five years ..........         55            55          2/2          5.47
   Five to ten years ..........        250           250          8/7          4.50
                                ----------    ----------         ----          ----
    Total .....................        305           305          7/5          4.67
                                ----------    ----------         ----          ----
  Total investment
   securities held to
   maturity ...................  1,353,321     1,336,664         0/11          5.54
  Investment securities
   available for sale .........      7,751        18,573           --            --
                                ----------    ----------         ----          ----
  Total investment
   securities ................. $1,361,072    $1,355,237         0/11          5.54%
                                ==========    ==========         ====          ====



                                                      December 31
                                -------------------------------------------------------
                                           1998                        1997
                                --------------------------- ---------------------------
                                                   Fair                        Fair
                                     Cost         Value          Cost         Value
                                ------------- ------------- ------------- -------------
                                                (dollars in thousands)
Investment securities held
  to maturity:
  U. S. Government:
   Within one year ............ $1,337,371    $1,345,775    $1,055,289    $1,055,725
   One to five years ..........    791,026       794,805     1,388,079     1,392,567
   Five to ten years ..........        122           127         2,747         2,792
   Over ten years .............      3,288         3,396         4,519         4,629
                                ----------    ----------    ----------    ----------
    Total .....................  2,131,807     2,144,103     2,450,634     2,455,713
                                ----------    ----------    ----------    ----------
  State, county and
   municipal:
   Within one year ............        425           427         1,549         1,761
   One to five years ..........      2,665         2,765         3,197         3,298
   Over ten years .............        160           166           175           175
                                ----------    ----------    ----------    ----------
    Total .....................      3,250         3,358         4,921         5,234
                                ----------    ----------    ----------    ----------
  Other
   Within one year ............         10            10         1,102         1,099
   One to five years ..........         55            55            55            55
   Five to ten years ..........        250           250            10            10
                                ----------    ----------    ----------    ----------
    Total .....................        315           315         1,167         1,164
                                ----------    ----------    ----------    ----------
  Total investment
   securities held to
   maturity ...................  2,135,372     2,147,776     2,456,722     2,462,111
  Investment securities
   available for sale .........     10,264        24,957        10,817        26,572
                                ----------    ----------    ----------    ----------
  Total investment
   securities ................. $2,145,636    $2,172,733    $2,467,539    $2,488,683
                                ==========    ==========    ==========    ==========

---------
Yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal taxes for all periods and 7.00%, 7.25% and 7.50% for state income taxes for 1999, 1998 and 1997, respectively.

     Income on Interest-Earning Assets. Table 6 analyzes the interest-earning assets and interest-bearing liabilities for the five years ending December 31, 1999. Table 9 identifies the causes for changes in interest income and interest expense for 1999 and 1998. Interest income amounted to $633.9 million during 1999, a $14.4 million increase from 1998 levels, compared to a $47.2 million increase from 1997 to 1998. Interest income growth during 1999 resulted from a higher volume of earning assets, as the blended yield on earning assets declined during 1999. During 1998, loan growth was the primary factor for the increase in interest income over 1997.

     Total interest-earning assets yielded 7.36 percent during 1999, a 15 basis point reduction from the 7.51 percent reported in 1998. The average taxable-equivalent yield on the loan portfolio fell from 8.22 percent in 1998 to 8.01 percent in 1999. The lower loan yield during 1999 reflects general market conditions and the competitive loan pricing that exists in BancShares' market areas. However, upward pressures on interest rates during late 1999 caused the yield on total loans to increase in the final months of 1999, and that trend is expected to continue into 2000. Loan interest income increased $31.8 million or 6.6 percent from 1998. This followed an increase of 11.5 percent in loan interest income in 1998 over 1997. During 1999 and 1998, the increases in loan interest income was the result of loan growth that more than offset the impact of the lower loan yields when compared to the respective preceding periods.

     Interest income earned on the investment portfolio amounted to $107.1 million, $134.2 million and $133.4 million during the years ended December 31, 1999, 1998 and 1997, respectively. The average taxable-equivalent yield on the portfolio for these years was 5.62 percent, 5.83 percent, and 5.82 percent, respectively. The $27.1 million decrease in investment interest income during 1999 results from the smaller portfolio and the reduced taxable-equivalent yield on securities. The $867,000 increase in investment interest income from 1997 to 1998 was the result of the growth in the investment securities portfolio during 1998 and a slight increase in the portfolio's taxable-equivalent yield.


                         INTEREST-BEARING LIABILITIES

     At December 31, 1999, and 1998 interest-bearing liabilities totaled $7.55 billion and $7.54 billion, respectively. Interest-bearing liabilities averaged $7.52 billion during 1999, an increase of $268.2 million or 3.7 percent over 1998 levels. Interest-bearing deposits contributed $226.3 million to the increase in interest-bearing liabilities, while long-term obligations increased $24.0 million. During 1998, interest-bearing liabilities averaged $7.25 billion, an increase of $727.5 million or 11.2 percent over 1997. The growth during 1998 resulted from a $534.8 million increase in average interest-bearing deposits and a $123.5 million increase in average long-term obligations.

     Deposits. Total deposits averaged $8.11 billion in 1999, an increase of $346.1 million or 4.5 percent over 1998. Average interest-bearing deposits were $6.80 billion during 1999, an increase of $226.3 million or 3.4 percent compared to 1998. Money market accounts averaged $1.36 billion during 1999, compared to $1.12 billion during 1998, an increase of $242.1 million or 21.7 percent. Average Checking With Interest balances were $1.07 billion during 1999, an increase of $39.1 million or 3.8 percent over 1998. Time deposits averaged $3.68 billion during 1999, a decrease of $45.0 million or 1.2 percent from 1998. The growth in transaction account balances during 1999 reflects a reluctance by customers to invest in time deposit accounts. The growth is also the result of a competitively-priced money market account that was introduced during 1999. Deposit growth during 1999 was especially strong in Virginia, Georgia, and Florida due to growth in new markets.

     Despite the growth in average deposits during 1999, the year-end balances do not reflect that growth. At December 31, 1999, deposits totaled $8.17 billion, an increase of $61.2 million or 0.8 percent from the $8.11 billion in deposits recorded as of December 31, 1998. Management believes that the more modest increase reflected in the year-end balances results from customer withdrawals relating to Year 2000 preparations and customers in North Carolina withdrawing funds to help with Hurricane Floyd recovery. The storm, which struck eastern North Carolina in September 1999, caused extensive flooding.

     During 1998, total deposits averaged $7.76 billion, an increase of $671.3 million or 9.5 percent over 1997. Average interest-bearing deposits were $6.58 billion during 1998, an increase of $534.8 million or 8.9 percent. Time deposits averaged $3.73 billion during 1998, an increase of $236.2 million or
6.8 percent over 1997. The growth in deposits during 1998 resulted from expansion in new markets in Georgia and Virginia.

     BancShares has historically avoided excessive reliance on high-dollar deposits. During 1999, these funds averaged 9.02 percent of total average deposits, compared to 9.21 percent in 1998. Table 7 provides a maturity distribution for these deposits, which totaled $725.6 million as of December 31, 1999.

Table 6

AVERAGE BALANCE SHEETS



                                                                         1999                                 1998
                                                          ----------------------------------- ------------------------------------
                                                                         Interest                             Interest
                                                             Average      Income/    Yield/      Average      Income/     Yield/
                                                             Balance      Expense     Rate       Balance      Expense      Rate
                                                          ------------- ---------- ---------- ------------- ----------- ----------
                                                                              (thousands, taxable equivalent)
ASSETS
Loans ...................................................  $6,399,114    $512,419      8.01%   $5,847,531    $480,741       8.22%
Investment securities:
 U. S. Government .......................................   1,881,591     106,435      5.66     2,273,579     133,535       5.87
 State, county and municipal ............................       2,893         217      7.50         4,340         318       7.33
 Other ..................................................      23,816         548      2.30        27,476         507       1.85
                                                           ----------    --------      ----    ----------    --------       ----
   Total investment securities ..........................   1,908,300     107,200      5.62     2,305,395     134,360       5.83
Overnight investments ...................................     331,284      16,489      4.98       128,146       6,734       5.25
                                                           ----------    --------      ----    ----------    --------       ----
   Total interest-earning assets ........................   8,638,698    $636,108      7.36%    8,281,072    $621,835       7.51%
Cash and due from banks .................................     459,202                             400,896
Premises and equipment ..................................     382,092                             343,307
Other assets ............................................     239,833                             237,564
Reserve for loan losses .................................     (97,051)                            (89,819)
                                                           ----------                          ----------
   Total assets .........................................  $9,622,774                          $9,173,020
                                                           ==========                          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
 Checking With Interest .................................  $1,074,885    $  6,858      0.64%   $1,035,761    $ 10,255       0.99%
 Savings ................................................     687,191      10,730      1.56       697,227      12,954       1.86
 Money market accounts ..................................   1,359,433      47,881      3.52     1,117,286      39,135       3.50
 Time deposits ..........................................   3,680,867     179,452      4.88     3,725,818     193,173       5.18
                                                           ----------    --------      ----    ----------    --------       ----
   Total interest-bearing deposits ......................   6,802,376     244,921      3.60     6,576,092     255,517       3.89
Short-term borrowings ...................................     557,210      23,921      4.29       539,263      25,850       4.79
Long-term obligations ...................................     157,897      12,700      8.04       133,935      10,704       7.99
                                                           ----------    --------      ----    ----------    --------       ----
   Total interest-bearing liabilities ...................   7,517,483    $281,542      3.75%    7,249,290    $292,071       4.03%
Demand deposits .........................................   1,303,067                           1,183,223
Other liabilities .......................................     108,665                             111,418
Shareholders' equity ....................................     693,559                             629,089
                                                           ----------                          ----------
   Total liabilities and shareholders' equity ...........  $9,622,774                          $9,173,020
                                                           ==========                          ==========
Interest rate spread ....................................                              3.61%                                3.48%
                                                                                       ====                                 ====
Net interest income and net yield on interest-earning
 assets .................................................                $354,566      4.10%                 $329,764       3.98%
                                                                         ========      ====                  ========       ====

---------
Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for all periods, and state income tax rates of 7.00%, 7.25% and 7.50%, for 1999, 1998 and 1997, respectively.

Table 6

                  1997                                      1996                                       1995
----------------------------------------   ---------------------------------------   ----------------------------------------
                  Interest                                  Interest                                   Interest
    Average        Income/      Yield/        Average        Income/      Yield/        Average        Income/       Yield/
    Balance        Expense       Rate         Balance        Expense       Rate         Balance        Expense        Rate
--------------   ----------   ----------   -------------   ----------   ----------   -------------   -----------   ----------
                                               (thousands, taxable equivalent)
  $5,086,723      $430,933        8.47%     $4,842,266      $412,832        8.53%     $4,433,517      $382,721         8.63%

   2,267,652       133,007        5.87       1,988,518       114,831        5.77       1,600,713        81,219         5.07
       5,560           421        7.57           6,607           507        7.67           8,016           622         7.76
      27,494           481        1.75           2,934           172        5.86           2,820           184         6.52
  ----------      --------        ----      ----------      --------        ----      ----------      --------         ----
   2,300,706       133,909        5.82       1,998,059       115,510        5.78       1,611,549        82,025         5.09
     181,646         9,897        5.45         147,334         8,159        5.54         146,356         8,625         5.89
  ----------      --------        ----      ----------      --------        ----      ----------      --------         ----
   7,569,075      $574,739        7.59%      6,987,659      $536,501        7.68%      6,191,422      $473,371         7.65%
     345,578                                   324,353                                   349,998
     251,163                                   218,434                                   200,674
     220,828                                   231,140                                   180,675
     (82,232)                                  (80,567)                                  (75,810)
  ----------                                ----------                                ----------
  $8,304,412                                $7,681,019                                $6,846,959
  ==========                                ==========                                ==========


  $  928,122      $  9,909        1.07%     $  878,878      $ 10,791        1.23%     $  816,391      $ 13,555         1.66%
     704,531        14,121        2.00         719,962        15,059        2.09         693,187        15,728         2.27
     919,049        34,062        3.71         825,139        29,217        3.54         742,537        25,167         3.39
   3,489,614       185,657        5.32       3,258,713       175,838        5.40       2,824,074       152,784         5.41
  ----------      --------        ----      ----------      --------        ----      ----------      --------         ----
   6,041,316       243,749        4.03       5,682,692       230,905        4.06       5,076,189       207,234         4.08
     470,030        23,420        4.98         348,378        16,388        4.70         307,999        15,773         5.12
      10,472           844        8.06          13,483           957        7.10          26,307         1,657         6.30
  ----------      --------        ----      ----------      --------        ----      ----------      --------         ----
   6,521,818      $268,013        4.11%      6,044,553      $248,250        4.11%      5,410,495      $224,664         4.15%
   1,046,703                                   970,610                                   875,901
      97,066                                    88,868                                    72,668
     638,825                                   576,988                                   487,895
  ----------                                ----------                                ----------
  $8,304,412                                $7,681,019                                $6,846,959
  ==========                                ==========                                ==========
                                  3.48%                                     3.57%                                      3.50%
                                  ====                                      ====                                       ====

                  $306,726        4.05%                     $288,251        4.13%                     $248,707         4.02%
                  ========        ====                      ========        ====                      ========         ====

Table 7

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE



                                          December 31, 1999
                                         ------------------
                                             (thousands)
        Less than three months .........      $288,580
        Three to six months ............       167,576
        Six to 12 months ...............       204,589
        More than 12 months ............        64,901
                                              --------
  Total ................................      $725,646
                                              ========

     Short-Term Borrowings. BancShares has access to various short-term borrowings, including the purchase of federal funds, overnight repurchase obligations and credit lines with various correspondent banks. At December 31, 1999, short-term borrowings totaled $568.3 million, compared to $568.1 million one year earlier. For the year ended December 31, 1999, short-term borrowings averaged $557.2 million, compared to $539.3 million during 1998 and $470.0 million during 1997. The increase from 1998 to 1999 resulted from growth in overnight repurchase obligations. The increase from 1997 to 1998 resulted from higher levels of federal funds purchased and by growth in overnight repurchase obligations. Table 8 provides additional information regarding short-term borrowed funds.


Table 8

SHORT-TERM BORROWINGS



                                                 1999                   1998                   1997
                                        ---------------------- ---------------------- ----------------------
                                           Amount      Rate       Amount      Rate       Amount      Rate
                                        ----------- ---------- ----------- ---------- ----------- ----------
                                                               (dollars in thousands)
Master notes
 At December 31 .......................  $326,984       4.14%   $326,603       3.63%   $315,529       4.40%
 Average during year ..................   322,154       4.16     320,480       4.60     301,558       4.63
 Maximum month-end balance during year    355,795         --     354,442         --     332,055         --
Repurchase agreements
 At December 31 .......................   125,832       3.89      95,863       3.38      54,796       4.15
 Average during year ..................   117,681       3.76      79,676       4.13      34,848       4.32
 Maximum month-end balance during year    132,540         --     106,620         --      56,942         --
Federal funds purchased
 At December 31 .......................    53,195       4.06      84,345       4.68      45,380       5.72
 Average during year ..................    60,077       4.92      62,758       5.24      28,752       5.30
 Maximum month-end balance during year     88,460         --     104,675         --      45,420         --
U. S. Treasury tax and loan accounts
 At December 31 .......................    19,847       4.54      12,662       4.51      19,989       5.95
 Average during year ..................    16,365       4.56      16,690       5.13      12,374       7.56
 Maximum month-end balance during year     24,168         --      20,824         --      54,583         --
Other
 At December 31 .......................    42,443       5.78      48,667       5.87     158,130       4.87
 Average during year ..................    40,933       5.81      59,659       6.15      92,498       5.93
 Maximum month-end balance during year     43,702         --     158,130         --     158,764         --

     Long-Term Obligations. At December 31, 1999 and 1998, long-term obligations totaled $155.7 million and $158.8 million, respectively. During 1999, long-term obligations averaged $157.9 million, compared to $133.9 million during 1998 and $10.5 million during 1997. The increase from 1997 to 1998 results from the issuance of $150 million in trust preferred capital securities in March 1998. The trust preferred capital securities are thirty year obligations with interest paid semi-annually at a rate of 8.05%. BancShares issued these obligations to provide capital to support its continued growth. Management views these securities as an effective way to provide capital resources without diluting current ownership. The increase from 1998 to 1999 results from the trust preferred capital securities, which were outstanding during all of 1999.

     Expense of Interest-Bearing Liabilities. Interest expense amounted to $281.5 million in 1999, a $10.5 million or 3.6 percent decrease from 1998. This followed a 9.0 percent increase in interest expense during 1998 compared to 1997. The decreased interest expense during 1999 was the result of lower interest rates, although market rates increased during late 1999. The increase in interest expense from 1997 to 1998 was the result of the growth in interest-bearing liabilities.

     As a result of market changes and the shift toward transaction accounts and money market products, the blended cost of interest-bearing deposits fell to 3.60 percent during 1999, compared to 3.89 percent in 1998 and 4.03 percent in 1997. Despite the increase in interest-bearing deposits, interest expense on total interest-bearing deposits amounted to $244.9 million during 1999, a decrease from the $255.5 million recorded during 1998. During 1997, interest expense on deposits was $243.7 million. The decline in interest expense between 1998 and 1999 resulted from lower interest rates while the increase between 1997 and 1998 was the result of deposit growth. The average rate on time deposits decreased from 5.32 percent in 1997 to 5.18 percent in 1998 and 4.88 percent in 1999.

     Interest expense on short-term borrowings amounted to $23.9 million in 1999, a decrease of $1.9 million or 7.5 percent from 1998. Interest expense increased $2.4 million or 10.4 percent from 1997 to 1998. Interest expense related to short-term borrowings totaled $25.9 million and $23.4 million, respectively, in 1998 and 1997. The decrease during 1999 was attributable to the 50 basis point reduction in the rate on short-term borrowings. During 1998, the growth in interest expense resulted from growth in average short-term borrowings when compared to 1997.

     Interest expense associated with long-term obligations increased $2.0 million during 1999 from $10.7 million recorded during 1998 to $12.7 million in 1999. During 1999, BancShares recognized a full year of interest cost on the trust preferred capital securities. The 1998 increase resulted from the issuance of the trust preferred capital securities during March 1998.


Table 9

CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME



                                                             1999                                    1998
                                            --------------------------------------- --------------------------------------
                                                     Change from previous                    Change from previous
                                                         year due to:                            year due to:
                                            --------------------------------------- --------------------------------------
                                                             Yield/        Total                      Yield/       Total
                                               Volume         Rate        Change        Volume         Rate       Change
                                            ------------ ------------- ------------ ------------- ------------- ----------
                                                                             (thousands)
ASSETS:
Loans .....................................  $  46,859     $ (15,181)   $  31,678     $64,026       $ (14,218)   $ 49,808
Investment securities:
 U. S. Government .........................    (22,668)       (4,432)     (27,100)        438              90         528
 State, county and municipal ..............       (107)            6         (101)        (91)            (12)       (103)
 Other ....................................        (75)          116           41            (1)           27          26
                                             ---------     ---------    ---------     ----------    ---------    --------
   Total investment securities ............    (22,850)       (4,310)     (27,160)        346             105         451
Federal funds sold ........................     10,383          (628)       9,755      (2,858)           (305)     (3,163)
                                             ---------     ---------    ---------     ---------     ---------    --------
   Total interest-earning assets ..........  $  34,392     $ (20,119)   $  14,273     $61,514       $ (14,418)   $ 47,096
                                             =========     =========    =========     =========     =========    ========
LIABILITIES:
Deposits:
 Checking With Interest ...................  $     308     $  (3,705)   $  (3,397)    $ 1,120       $    (774)   $    346
 Savings ..................................       (159)       (2,065)      (2,224)       (163)         (1,004)     (1,167)
 Money market accounts ....................      8,388           358        8,746       7,144          (2,071)      5,073
 Time .....................................     (2,436)      (11,285)     (13,721)     12,484          (4,968)      7,516
                                             ---------     ---------    ---------     ---------     ---------    --------
   Total interest-bearing deposits ........      6,101       (16,697)     (10,596)     20,585          (8,817)     11,768
Short-term borrowings .....................        360        (2,289)      (1,929)      2,847            (417)      2,430
Long-term obligations .....................      1,922            74        1,996       9,909             (49)      9,860
                                             ---------     ---------    ---------     ---------     ---------    --------
   Total interest-bearing liabilities .....  $   8,383     $ (18,912)   $ (10,529)    $33,341       $  (9,283)   $ 24,058
                                             =========     =========    =========     =========     =========    ========
   Change in net interest income ..........  $  26,009     $  (1,207)   $  24,802     $28,173       $  (5,135)   $ 23,038
                                             =========     =========    =========     =========     =========    ========

---------
Changes in income relating to certain loans and investment securities are stated on a fully tax-equivalent basis at a rate that approximates BancShares' marginal tax rate. The taxable equivalent adjustment was $2,217, $2,347, and $2,463 for the years 1999, 1998 and 1997, respectively. Table 6 provides detailed information on average balances, income/expense and yield/rate by category. The rate/volume variance is allocated equally between the changes in volume and rate.

                              NET INTEREST INCOME

     Net interest income totaled $352.3 million during 1999, an increase of $24.9 million or 7.6 percent over 1998, when net interest income was $327.4 million. During 1998, net interest income grew $23.2 million or 7.6 percent over the $304.3 million recorded during 1997. Table 9 presents the annual changes in net interest income by components due to changes in volume, yields and rates. This table is presented on a taxable-equivalent basis to adjust for the tax-exempt status of income earned on certain loans, leases and municipal securities.

     The net yield on interest-earning assets was 4.10 percent in 1999, 3.98 percent during 1998, and 4.05 percent during 1997. The higher net yield in 1999 was the result of loan growth and the reduced rate on interest-bearing liabilities. The combined increase in loans and reduction in investment securities created a higher-yielding asset mix despite the downward trend in market rates during early 1999. The lower net yields realized in 1998 compared to 1997 result from growth in net interest income at lower rates than the growth in interest-earning assets during the respective periods.

     Rate Sensitivity. A principal objective of BancShares' asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Table 10 provides BancShares' interest-sensitivity position as of December 31, 1999, which reflected a one year negative interest-sensitivity gap of $2.21 billion. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income.


Table 10

INTEREST-SENSITIVITY ANALYSIS



                                         December 31, 1999
                           ----------------------------------------------
                                 1-30            31-90         91-180
                                 Days            Days           Days
                               Sensitive       Sensitive      Sensitive
                           ---------------- -------------- --------------
                                            (thousands)
ASSETS:
Loans ....................   $  1,542,236     $  182,298     $  265,776
Investment securities ....        133,036        218,245        280,785
Overnight investments ....        473,393             --             --
                             ------------     ----------     ----------
   Total interest-
    earning assets .......   $  2,148,665     $  400,543     $  546,561
                             ============     ==========     ==========
LIABILITIES:
Interest-bearing deposits    $  3,129,640     $  764,923     $  905,952
Short-term borrowings ....        541,046         25,564            564
Long-term obligations ....             --             --             --
                             ------------     ----------     ----------
   Total interest-
    bearing liabilities ..   $  3,670,686     $  790,487     $  906,516
                             ============     ==========     ==========
Interest-sensitivity gap .   $ (1,522,021)    $ (389,944)    $ (359,955)
                             ============     ==========     ==========



                                               December 31, 1999
                           ---------------------------------------------------------
                             181-365         Total
                               Days        One Year          Total
                            Sensitive      Sensitive     Nonsensitive      Total
                           ----------- ---------------- -------------- -------------
                                                  (thousands)
ASSETS:
Loans ....................  $509,274     $  2,499,584     $4,251,455    $6,751,039
Investment securities ....   446,087        1,078,153        293,741     1,371,894
Overnight investments ....        --          473,393             --       473,393
                            --------     ------------     ----------    ----------
   Total interest-
    earning assets .......  $955,361     $  4,051,130     $4,545,196    $8,596,326
                            ========     ============     ==========    ==========
LIABILITIES:
Interest-bearing deposits   $888,830     $  5,689,345     $1,140,900    $6,830,245
Short-term borrowings ....     1,127          568,301             --       568,301
Long-term obligations ....        --               --        155,683       155,683
                            --------     ------------     ----------    ----------
   Total interest-
    bearing liabilities ..  $889,957     $  6,257,646     $1,296,583    $7,554,229
                            ========     ============     ==========    ==========
Interest-sensitivity gap .  $ 65,404     $ (2,206,516)    $3,248,613    $1,042,097
                            ========     ============     ==========    ==========

---------
Assets and liabilities with maturities of one year or less and those that may be adjusted within this period are considered interest-sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

     In addition to other asset/liability management strategies, BancShares generally underwrites certain residential mortgage loans to secondary market standards and sells such loans as they are originated. As of December 31, 1999, BancShares had $42.9 million in residential mortgage loans available for sale that were reported at the lower of aggregate cost or market. Additionally, BancShares attempts to avoid exposure resulting from changes in market rates by entering into forward commitments to sell portions of its current production of residential mortgage loans.

     Table 11 provides information regarding the market risk profile of BancShares at December 31, 1999. Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods.

Table 11

MARKET RISK



                                      Maturing in Years ended December 31,
                             -------------------------------------------------------
                                  2000          2001          2002          2003
                             ------------- ------------- ------------- -------------
                                             (dollars in thousands)
ASSETS
Loans:
 Fixed rate ................  $   957,070    $ 756,858     $ 609,961     $ 639,154
 Average rate (%) ..........         7.84%        7.82%         7.83%         7.80%
 Variable rate .............      604,632      243,531       181,137       156,395
 Average rate (%) ..........         8.39%        8.74%         8.71%         8.59%
Investment securities
 held to maturity:
 Fixed rate ................    1,078,053      210,721        51,910           421
 Average rate (%) ..........         5.36%        6.16%         6.32%         6.67%
Investment securities
 available for sale:
 Marketable equity
  securities ...............           --           --            --            --
LIABILITIES
Savings and interest-
 bearing checking:
 Fixed rate ................    3,248,976           --            --            --
 Average rate (%) ..........         2.27%
Certificates of deposit:
 Fixed rate ................    3,088,498      190,613        89,282        76,901
 Average rate (%) ..........         5.00%        5.13%         5.23%         5.23%
 Variable rate .............       50,814       12,812            --            --
 Average rate (%) ..........         4.13%        4.76%
Long-term obligations:
 Fixed rate ................          333        1,617           340           345
 Average rate (%) ..........         7.02%        7.20%         7.02%         7.03%
 Variable rate .............           --          564            --            --
 Average rate (%) ..........                      6.51%



                                        Maturing in Years ended December 31,
                             -----------------------------------------------------------
                                  2004        Thereafter        Total        Fair value
                             ------------- --------------- --------------- -------------
                                               (dollars in thousands)
ASSETS
Loans:
 Fixed rate ................   $ 583,121     $ 1,154,266     $ 4,694,631    $4,834,245
 Average rate (%) ..........        7.87%           7.74%           7.82%
 Variable rate .............     142,033         728,680       2,056,408     2,056,408
 Average rate (%) ..........        8.67%           8.08%           8.38%
Investment securities
 held to maturity:
 Fixed rate ................       1,975          10,241       1,353,321     1,336,664
 Average rate (%) ..........        5.91%           7.23%           5.54%
Investment securities
 available for sale:
 Marketable equity
  securities ...............          --          18,573          18,573        18,573
LIABILITIES
Savings and interest-
 bearing checking:
 Fixed rate ................          --              --       3,248,976     3,248,976
 Average rate (%) ..........                                        2.27%
Certificates of deposit:
 Fixed rate ................      72,095             254       3,517,643     3,525,679
 Average rate (%) ..........        5.24%           5.24%           5.02%
 Variable rate .............          --              --          63,626        63,626
 Average rate (%) ..........                                        4.26%
Long-term obligations:
 Fixed rate ................          65         152,419         155,119       134,658
 Average rate (%) ..........        8.00%           8.04%           8.02%
 Variable rate .............          --              --             564           564
 Average rate (%) ..........                                        6.51%

                                 ASSET QUALITY

     Nonperforming Assets. Nonperforming asset balances for the past five years are presented in Table 12. BancShares' nonperforming assets at December 31, 1999 included nonaccrual loans totaling $10.7 million and $1.6 million in foreclosed property. Nonperforming assets as of December 31, 1999 represent
0.18 percent of loans outstanding. Nonperforming assets totaled $14.0 million and $14.1 million as of December 31, 1998 and 1997, respectively. Of the $10.7 million in nonaccrual loans at December 31, 1999, $5.7 million were classified as impaired. At December 31, 1998, BancShares reported $12.5 million in nonaccrual loans, of which $8.1 million were impaired.

Table 12

RISK ELEMENTS



                                                               December 31,
                                                      -------------------------------
                                                            1999            1998
                                                      --------------- ---------------
                                                        (thousands, except ratios)
Nonaccrual loans ....................................   $    10,720     $    12,489
Other real estate ...................................         1,600           1,529
                                                        -----------     -----------
  Total nonperforming assets ........................   $    12,320     $    14,018
                                                        ===========     ===========
Accruing loans 90 days or more past due .............   $     3,576     $     5,721
Loans at December 31 ................................   $ 6,751,039     $ 6,195,591
Ratio of nonperforming assets to total loans plus
  other real estate .................................          0.18%           0.23%
                                                        -----------     -----------
Interest income that would have been earned on
  nonperforming loans had they been performing ......   $       894     $     1,108
Interest income earned on nonperforming loans .......           287             409
                                                        ===========     ===========



                                                                       December 31,
                                                      -----------------------------------------------
                                                            1997            1996            1995
                                                      --------------- --------------- ---------------
                                                                (thousands, except ratios)
Nonaccrual loans ....................................   $    12,681     $    12,810     $    13,208
Other real estate ...................................         1,462           1,160           2,154
                                                        -----------     -----------     -----------
  Total nonperforming assets ........................   $    14,143     $    13,970     $    15,362
                                                        ===========     ===========     ===========
Accruing loans 90 days or more past due .............   $     3,953     $     4,983     $     4,230
Loans at December 31 ................................   $ 5,445,772     $ 4,930,508     $ 4,580,719
Ratio of nonperforming assets to total loans plus
  other real estate .................................          0.26%           0.28%           0.34%
                                                        -----------     -----------     -----------
Interest income that would have been earned on
  nonperforming loans had they been performing ......   $     1,156     $     1,162     $     1,556
Interest income earned on nonperforming loans .......           349             259             595
                                                        ===========     ===========     ===========

---------
There are no loan concentrations to any multiple number of borrowers engaged in similar activities or industries in excess of 10 percent of total loans at December 31, 1999. There were no foreign loans outstanding in any period. Accrual of interest on loans is discontinued when management deems that collection of additional interest is doubtful. Loans are returned to an accrual status when both principal and interest are current, and the loan is determined to be performing in accordance with the applicable loan terms.

     Management continually monitors the loan portfolio to ensure that problem loans have been classified as nonperforming. Should economic conditions deteriorate, the inability of distressed customers to service their existing debt could cause higher levels of nonperforming assets.

     Reserve for Loan Losses. Management evaluates the risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in management's opinion, deserve current recognition in estimating credit losses.

     At December 31, 1999, BancShares' reserve for loan losses was $98.7 million or 1.46 percent of loans outstanding. This compares to $96.1 million or
1.55 percent at December 31, 1998 and $84.4 million or 1.55 percent at December 31, 1997. The reduction in the reserve-to-loan ratio during 1999 reflects the growth in real estate-secured and commercial and industrial lending. In management's opinion, the migration from traditional retail installment lending has had a favorable impact on the risk profile of the aggregate loan portfolio.

Table 13

SUMMARY OF LOAN LOSS EXPERIENCE



                                                                 1999             1998
                                                           ---------------- ----------------
                                                              (thousands, except ratios)
Balance at beginning of year .............................    $  96,115        $  84,360
Reserve of acquired institutions .........................           --               --
Provision for loan losses ................................       11,672           19,879
Charge-offs:
  Real estate:
   Construction and land development .....................           (7)              (2)
   Mortgage:
    1-4 family residential ...............................         (966)            (826)
    Commercial ...........................................         (111)            (112)
    Equity Line ..........................................          (23)            (134)
    Other ................................................           --               --
  Commercial and industrial ..............................       (1,800)          (2,001)
  Consumer ...............................................      (10,748)         (10,789)
  Lease financing ........................................          (32)            (203)
                                                              -----------      -----------
   Total charge-offs .....................................      (13,687)         (14,067)
                                                              -----------      -----------
Recoveries:
  Real estate:
   Construction and land development .....................           42               93
   Mortgage:
    1-4 family residential ...............................          368              689
    Commercial ...........................................        1,262            2,877
    Equity Line ..........................................           13               10
  Commercial and industrial ..............................          835              512
  Consumer ...............................................        2,070            1,762
  Lease financing ........................................           --               --
                                                              -----------      -----------
   Total recoveries ......................................        4,590            5,943
                                                              -----------      -----------
   Net charge-offs .......................................       (9,097)          (8,124)
                                                              -----------      -----------
Balance at end of year ...................................    $  98,690        $  96,115
                                                              ===========      ===========
HISTORICAL STATISTICS
Balances:
  Average total loans ....................................    $6,399,114       $5,847,531
  Total loans at year-end ................................    6,751,039        6,195,591
Ratios:
  Net charge-offs to average total loans .................         0.14%            0.14%
  Reserve for loan losses to total loans at year-end .....          1.46             1.55



                                                                 1997            1996           1995
                                                           ---------------- -------------- --------------
                                                                     (thousands, except ratios)
Balance at beginning of year .............................    $  81,439       $   78,495     $   72,017
Reserve of acquired institutions .........................          481            1,387          3,231
Provision for loan losses ................................        8,726            8,907          5,364
Charge-offs:
  Real estate:
   Construction and land development .....................           (7)             (40)          (118)
   Mortgage:
    1-4 family residential ...............................       (1,350)          (1,604)          (994)
    Commercial ...........................................         (245)            (248)          (255)
    Equity Line ..........................................          (90)             (58)           (47)
    Other ................................................           --              (52)           (34)
  Commercial and industrial ..............................       (1,061)          (1,076)          (826)
  Consumer ...............................................      (11,540)          (8,515)        (4,988)
  Lease financing ........................................          (38)             (60)            --
                                                              -----------     ----------     ----------
   Total charge-offs .....................................      (14,331)         (11,653)        (7,262)
                                                              -----------     ----------     ----------
Recoveries:
  Real estate:
   Construction and land development .....................        1,723              307            440
   Mortgage:
    1-4 family residential ...............................        2,505            1,534          1,160
    Commercial ...........................................        1,502              530          1,476
    Equity Line ..........................................            3               19             28
  Commercial and industrial ..............................          698              493            761
  Consumer ...............................................        1,614            1,420          1,233
  Lease financing ........................................           --               --             47
                                                              -----------     ----------     ----------
   Total recoveries ......................................        8,045            4,303          5,145
                                                              -----------     ----------     ----------
   Net charge-offs .......................................       (6,286)          (7,350)        (2,117)
                                                              -----------     ----------     ----------
Balance at end of year ...................................    $  84,360       $   81,439     $   78,495
                                                              ===========     ==========     ==========
HISTORICAL STATISTICS
Balances:
  Average total loans ....................................    $5,086,723      $4,842,266     $4,433,517
  Total loans at year-end ................................    5,445,772        4,930,508      4,580,719
Ratios:
  Net charge-offs to average total loans .................         0.12%            0.15%          0.05%
  Reserve for loan losses to total loans at year-end .....          1.55            1.65           1.71

---------
All information presented in this table relates to domestic loans as BancShares makes no foreign loans.

     The provision for loan losses charged to operations was $11.7 million during 1999 compared to $19.9 million during 1998 and $8.7 million during 1997. The primary reason for the reduction in provision expense during 1999 is the slower rate of loan growth. Average loans outstanding during 1999 were 9.4 percent higher than average loans during 1998, which were 15.0 percent higher than average loans during 1997. Assuming no significant changes in risk factors, the larger growth rate during 1998, when compared to 1999, required a larger increase to the loan loss reserve. Accordingly, the provision for loan losses during 1998 was higher than 1999.

     Net charge-offs increased by $973,000 in 1999. Net charge-offs for 1999 totaled $9.1 million, compared to $8.1 million during 1998 and $6.3 million during 1997. During 1999, the increase in net charge-offs resulted from lower recoveries of amounts previously charged off, as gross charge-offs actually declined moderately from 1998. Charge-offs for 1999 were $13.7 million, compared to $14.1 million in 1998 and $14.3 million in 1997. The reduction in 1999 was due to lower commercial charge-offs. The lower gross charge-offs in 1998 was primarily due to lower consumer charge-offs, largely the result of lower direct installment charge-offs.

     During 1999, total recoveries were $4.6 million, compared to $5.9 million during 1998 and $8.0 million during 1997. The decrease in recoveries during 1999 primarily resulted from lower recoveries for commercial real estate loans. However, BancShares benefited from higher recoveries of consumer loans during 1999.

     The ratio of net charge-offs to average loans outstanding equaled 0.14 percent during 1999 and 1998 and 0.12 percent during 1997. These loss ratios reflect the quality of BancShares' balance sheet, as these ratios remain low by industry standards. Table 13 provides details concerning the reserve and provision for loan losses for the past five years.

     Management considers the established reserve adequate to absorb losses that relate to loans outstanding at December 31, 1999, although future additions to the reserve may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of additions to the reserve based on their judgments of information available to them at the time of their examination.

     Table 14 details management's allocation of the reserve among the various loan types. The process used to allocate the loan loss reserve considers, among other factors, whether the borrower is a retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement. Generally, loans to commercial customers are evaluated individually and assigned a credit grade, while loans to retail customers are evaluated among groups of loans with similar characteristics. Loans evaluated individually are assigned a credit grade using such factors as the borrower's cash flow, the value of any underlying collateral and the value of any guarantee. The rating becomes the basis for the reserve allocation for that individual loan. Groups of loans are aggregated over their remaining lives and probable loss projections for each period become the basis for the reserve allocation. The loss estimates are based on prior experience and current economic conditions. The unallocated reserve primarily represents the impact of certain conditions that were not considered in allocating the reserve to the specific components of the loan portfolio.


Table 14

ALLOCATION OF RESERVE FOR LOAN LOSSES



                                                      December 31
                             --------------------------------------------------------------
                                     1999                 1998                 1997
                             -------------------- -------------------- --------------------
                                         Percent              Percent              Percent
                                        of Loans             of Loans             of Loans
                                        to Total             to Total             to Total
                              Reserve     Loans    Reserve     Loans    Reserve     Loans
                             --------- ---------- --------- ---------- --------- ----------
                                                 (dollars in thousands)
Real estate:
 Construction and land
  development ..............  $ 4,653      2.76%   $ 3,027      2.54%   $ 3,235      2.09%
 Mortgage:
  1-4 family residential ...    5,721     19.65     11,182     20.97     14,779     25.92
  Commercial ...............   32,198     26.82     26,835     24.13     16,388     19.38
  Equity Line ..............    4,098     11.19      3,338      9.96      4,257     11.09
  Other ....................    3,232      2.39      3,075      2.59      1,712      2.51
Commercial and industrial ..   20,084     14.60     13,591     13.64      9,533     11.63
Consumer ...................   26,279     20.64     32,099     24.49     31,025     25.74
Lease financing ............    1,572      1.84      1,123      1.51        992      1.37
Other ......................      190      0.11        180      0.17        324      0.27
Unallocated ................      663        --      1,665        --      2,115        --
                              -------    ------    -------    ------    -------    ------
  Total ....................  $98,690    100.00%   $96,115    100.00%   $84,360    100.00%
                              =======    ======    =======    ======    =======    ======



                                            December 31
                             ------------------------------------------
                                     1996                 1995
                             -------------------- ---------------------
                                         Percent              Percent
                                        of Loans              of Loans
                                        to Total              to Total
                              Reserve     Loans    Reserve     Loans
                             --------- ---------- --------- -----------
                                       (dollars in thousands)
Real estate:
 Construction and land
  development ..............  $ 3,234      2.23%   $ 3,090       2.28%
 Mortgage:
  1-4 family residential ...   13,127     31.29     13,125      31.41
  Commercial ...............   16,514     17.89     15,305      16.81
  Equity Line ..............    2,898      8.35      2,788       8.67
  Other ....................    1,798      2.70      1,318       2.82
Commercial and industrial ..    9,243     10.44      8,384      10.18
Consumer ...................   24,890     25.38     21,587      26.18
Lease financing ............      985      1.39        639       1.31
Other ......................      324      0.33         --       0.33
Unallocated ................    8,426        --     12,259         --
                              -------    ------    -------     ------
  Total ....................  $81,439    100.00%   $78,495     100.00%
                              =======    ======    =======     ======

     At December 31, 1999, BancShares had no foreign loans or any loans to finance highly leveraged transactions. Further, management does not contemplate originating or participating in such transactions in the future.

                              NONINTEREST INCOME

     Total noninterest income was $165.3 million during 1999, an increase of $19.9 million or 13.7 percent. This compares to $145.4 million during 1998 and $114.9 million during 1997. Table 15 presents the major components of noninterest income for the past five years. In recent years, as with other financial service providers, BancShares has searched for various opportunities to enhance its noninterest income. As a percentage of net interest income, noninterest income has increased from 37.2 percent during 1995 to 46.9 percent during 1999. This growth has resulted from new products and services, such as fees generated from investment services, and changes made to existing products, such as the relocation of the credit card operation during 1997 to enhance its fee potential.

     Income from service charges on deposit accounts was $55.2 million during 1999, an increase of 17.2 percent. Individual service charge income experienced strong growth during 1999, the result of modifications to the service charge structure. Commercial service charge income improved during 1999 due to higher volume and lower interest rates, which resulted in a smaller earnings credit for commercial transaction accounts. Service charge income amounted to $47.1 million and $41.7 million for the years ended December 31, 1998 and 1997, respectively.


Table 15

NONINTEREST INCOME



                                                          Year ended December 31
                                          ------------------------------------------------------
                                             1999       1998       1997       1996       1995
                                          ---------- ---------- ---------- ---------- ----------
                                                               (thousands)
Service charges on deposit accounts .....  $ 55,169   $ 47,055   $ 41,748   $ 40,710   $39,909
Credit card income ......................    30,820     25,558     20,053     16,147    13,561
Trust income ............................    13,848     12,710     11,284     10,008     8,886
Fees from processing services ...........    12,987     11,652     10,511      9,733     8,954
Commission income .......................    10,700      9,034      6,407      4,505     2,801
ATM income ..............................     8,674      8,565      7,245      5,289     2,729
Mortgage income .........................     6,440      8,797      2,106        256       459
Income from sale of branches ............     5,063      3,067         --         --        --
Other service charges and fees ..........    11,916     12,008      8,590      4,351     9,472
Securities gains ........................     1,706         --         --         --        --
Other ...................................     8,016      6,971      6,970     12,059     5,007
                                           --------   --------   --------   --------   -------
  Total .................................  $165,339   $145,417   $114,914   $103,058   $91,778
                                           ========   ========   ========   ========   =======

     Credit card income was $30.8 million during 1999, a $5.3 million or 20.6 percent increase over 1998. The $25.6 million earned by the credit card operation during 1998 represented an increase of $5.5 million or 27.5 percent over 1997. During 1999, income from merchant services increased 16.6 percent, the result of a large increase in the number of merchant accounts. Growth during 1998 was primarily due to higher fee income realized from the earlier relocation of the credit card operation to Virginia.

     Trust income was $13.8 million in 1999, up 9.0 percent from the $12.7 million recorded during 1998, principally due to growth in retirement plan services. Growth in this area also contributed to the 12.6 percent increase from 1997 to 1998.

     In an effort to leverage on its significant technology investment, BancShares provides data processing and other banking services to client financial institutions, some of which are deemed to be related parties. These services generated $13.0 million in revenues during 1999, $11.7 million during 1998 and $10.5 million during 1997.

     Commission income generated by First Citizens Investor Services contributed $10.7 million during 1999, compared to $9.0 million during 1998 and $6.4 million during 1997. The growth rate during 1999 was 18.4 percent, compared to 41.0 percent during 1998. These fees primarily result from the sale of third-party mutual fund and annuity products. This continues to be an area of strong growth, and management expects continued growth during 2000.

     During 1999, BancShares collected $8.7 million in ATM income, primarily from ATM convenience fees paid by non-customers who access their accounts at other banks through BancShares' ATM network. During 1998 and 1997, ATM income totaled $8.6 million and $7.2 million. Various legislative efforts to limit or disallow the convenience fee may have a significant impact on this revenue source in future periods.

     Mortgage loans generated noninterest income of $6.4 million during 1999, $8.8 million during 1998 and $2.1 million during 1997. Fees for servicing mortgage loans for others increased in each period, as the loan servicing portfolio continues to grow. During 1999, BancShares realized gains of $2.5 million on the sale of $529.2 million in mortgage loans. During 1998, sales of $728.1 million generated net gains of $6.2 million, while 1997 sales of $334.5 million in loans generated net gains of $219,000. The variability of these gains results from interest rate movements that affect the ultimate price realized on the sales. The decrease in the volume sold during 1999 primarily resulted from a reduction in loan originations, which also resulted from rate increases during 1999.

     Sales of branch offices generated gains of $5.1 million during 1999. Income from branch sales in 1998 was $3.1 million. No such gains were recognized during 1997. This nonrecurring component of noninterest income resulted from management's decision to exit certain markets. Gains of $4.4 million during 1999 and $3.1 million during 1998 related to sales of branch offices to related parties.

     Gains resulting from sales of available for sale equity securities during 1999 amounted to $1.7 million. No such gains were recorded during 1998 or 1997.



                              NONINTEREST EXPENSE

     Total noninterest expense for 1999 amounted to $375.6 million. This was a
9.8 percent increase over 1998, following a 13.9 percent increase in 1998 noninterest expenses over 1997. Table 16 presents the major components of noninterest expense for the past five years.

     Salary expense was $160.4 million during 1999, compared to $142.0 million during 1998, an increase of $18.4 million or 13.0 percent, following a $15.5 million or 12.3 percent increase in 1998 over 1997. Increases during each period resulted from growth in the employee base needed to support franchise expansion, merit increases and growth in incentive-based compensation. BancShares had 4,652 full time equivalent employees at December 31, 1999, compared to 4,486 at December 31, 1998 and 4,129 at December 31, 1997. The growth during 1999 was primarily due to the opening of new offices in Florida, Georgia and Virginia and the in-store facilities opened by FCB in North Carolina. The growth in headcount during 1998 resulted primarily from the expansion of ASB in Georgia.

     Employee benefits expense was $30.5 million during 1999, an increase of $3.0 million or 11.0 percent from 1998. The $27.4 million in benefits expense recorded during 1998 represented an increase of $3.7 million or 15.7 percent over 1997. During 1999 and 1998, higher pension, FICA and employee health care expenses contributed to the increase in total employee benefits expense. The calculation of pension expense for 1999 was based on a lower discount rate, which yielded a higher current cost. The growth in salaries and incentive compensation also increased the pension cost calculated for 1999. The growth in FICA expense similarly resulted from the growth in salaries and incentive compensation.


Table 16

NONINTEREST EXPENSE



                                                        Year ended December 31
                                      -----------------------------------------------------------
                                          1999        1998        1997        1996        1995
                                      ----------- ----------- ----------- ----------- -----------
                                                              (thousands)
Salaries and wages ..................  $160,440    $142,020    $126,474    $115,461    $106,607
Employee benefits ...................    30,455      27,434      23,718      20,425      17,080
Equipment expense ...................    37,745      36,545      32,035      27,068      24,504
Occupancy expense ...................    30,041      28,112      23,338      22,023      20,446
Credit card expense .................    14,712      12,658      11,722      10,097       9,106
Amortization of intangibles .........    10,963      10,652       8,641       7,951       5,527
Telecommunication expense ...........    10,052       9,046       8,032       7,711       6,790
Advertising expense .................     7,313       5,836       6,522       4,352       4,425
Postage expense .....................     7,096       6,826       6,623       6,383       5,701
Consultant expense ..................     5,840       7,134       5,626       3,408       2,591
Other ...............................    60,963      55,950      47,670      53,543      42,753
                                       --------    --------    --------    --------    --------
  Total .............................  $375,620    $342,213    $300,401    $278,422    $245,530
                                       ========    ========    ========    ========    ========

     Equipment expense for 1999 was $37.7 million, an increase of $1.2 million or 3.3 percent over 1998, when total equipment expenses were $36.5 million. The increase during 1999 resulted from higher maintenance costs and software depreciation related to mainframe applications. During 1998, equipment expense was $4.5 million or 14.1 percent above the amount recorded during 1997.

     BancShares recorded occupancy expense of $30.0 million during 1999, an increase of $1.9 million or 6.9 percent during 1999 due to higher depreciation expense on newly constructed and recently renovated facilities. Occupancy expense during 1998 was $28.1 million, an increase of $4.8 million or 20.5 percent over 1997. During both periods, franchise expansion in Georgia, Florida and Virginia and in-store growth in North Carolina represent much of the growing occupancy cost.

     Costs related to credit card processing were $14.7 million, up $2.0 million from 1998 levels of $12.7 million, or 16.2 percent. Increased credit card expense resulted from higher volumes of credit card transactions, which were up 14.3 percent. Credit card processing expenses were $11.7 million in 1997.

     Telecommunications expense was $10.1 million during 1999, an increase of $1.0 million or 11.1 percent due to new branches and expanded alternative delivery systems, including the retail Internet banking product introduced during 1999. Telecommunications expense was $9.0 million during 1998 and $8.0 million during 1997.

     Partly due to the promotion of the new retail Internet banking function, advertising expense increased $1.5 million during 1999, increasing from $5.8 million during 1998 to $7.3 million during 1999, an increase of 25.3 percent. The increase in advertising expenses also resulted from the opening of various new offices and the comprehensive communications that were provided to customers regarding BancShares' Year 2000 preparedness.

     Consultant expenses decreased $1.3 million during 1999, a reduction of
18.1 percent from the $7.1 million recorded during 1998. The $5.8 million recorded during 1999 included $1.4 million in Year 2000-related costs, compared to $2.9 million in Year 2000-related costs included in consultant expense during 1998.


                                 INCOME TAXES

     During 1999, BancShares recorded total income tax expense of $48.6 million, compared to $39.7 million in income tax expense during 1998 and $39.5 million in 1997. BancShares' effective tax rate was 37.3 percent and 35.9 percent in 1999 and 1998, respectively, and 35.9 percent in 1997. The growth in the effective tax rate during 1999 primarily resulted from growth in FCB's taxable income obligation to the State of North Carolina.


                                   LIQUIDITY

     Management places great importance on the maintenance of a highly liquid investment portfolio with varying maturities to provide needed cash flows to meet liquidity requirements. At December 31, 1999, the investment portfolio totaled $1.37 billion or 14.1 percent of total assets. This compares to $2.16 billion or 22.5 percent at December 31, 1998. Despite the reduction in the investment securities portfolio, the liquidity available by maturing securities, coupled with other traditional sources, should meet liquidity needs.

     The ability to generate retail deposits is an additional source of liquidity. The rate of growth in average deposits was 4.5 percent during 1999,
9.5 percent during 1998 and 6.5 percent during 1997. The deposit growth results from the branch network as well as deposit liability assumptions associated with various business combinations.

     These liquidity sources have enabled BancShares to place little dependence on borrowed funds for its liquidity needs. However, there are readily available sources for borrowed funds through the correspondent bank network.


                   SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

     BancShares, FCB and ASB maintain adequate capital balances and exceed all minimum regulatory capital requirements. Table 17 provides detail of various measures of regulatory capital adequacy for BancShares. Failure to meet certain capital requirements may result in certain actions by regulatory agencies that could have a direct material effect on the financial statements.

Table 17

ANALYSIS OF BANCSHARES' CAPITAL ADEQUACY



                                                  December 31
                                -----------------------------------------------  Regulatory
                                      1999            1998            1997        Minimum
                                --------------- --------------- --------------- -----------
                                            (dollars in thousands)
Tier 1 capital ................   $   760,195     $   679,987     $   526,411
Tier 2 capital ................        99,443          92,184          72,165
                                  -----------     -----------     -----------
Total capital .................   $   859,638     $   772,171     $   598,576
                                  ===========     ===========     ===========
Risk-adjusted assets ..........   $ 7,616,890     $ 6,878,932     $ 5,762,939
Risk-based capital ratios
 Tier 1 capital ...............          9.98%           9.89%           9.13%      4.00%
 Total capital ................         11.29%          11.23%          10.39%      8.00%
Tier 1 leverage ratio .........          7.91%           7.31%           6.35%      3.00%

     The improved capital ratios during 1999 reflect the impact of earnings retention. For 1998, the increases reflect the net impact of large share repurchases and the issuance of $150 million in trust preferred capital securities during March 1998. As of December 31, 1997, BancShares recorded a reduction in capital of $73.7 million for two stock purchases that were funded during 1998. In response to the reduction in shareholder's equity, management elected to issue the trust preferred capital securities, which qualify as capital for regulatory purposes.

     The rate of return on average shareholders' equity during 1999, 1998 and 1997 amounted to 11.8 percent, 11.3 percent and 11.0 percent, respectively. The improved return recorded during 1999 results from higher net income when compared to 1998. The increased return for 1998 when compared to 1997 results from a reduction in average shareholders' equity during 1998.

     During the fourth quarter of 1999 the Board of Directors of BancShares reauthorized the purchase of up to 300,000 shares of its Class A common stock and up to 100,000 shares of its Class B common stock. Management will continue to consider the repurchase of outstanding shares when market conditions are favorable for such transactions and excess capital exists to fund those purchases.


                            FOURTH QUARTER ANALYSIS

     BancShares' net income for the fourth quarter of 1999 totaled $19.3 million, compared to $19.7 million during the same period of 1998, a decrease of $399,000 million or 2.0 percent. During the fourth quarter of 1999 no gains were recognized on the sale of branch offices. During the fourth quarter of 1998, BancShares recognized $3.1 million in gains on the sale of branch office. Adjusting for this nonrecurring item, net income for the fourth quarter of 1998 would have been $16.6 million. Comparing results from the fourth quarter of 1999 to the adjusted balance for the same period of 1998, net income increased
16.0 percent. As indicated in Table 18, interest-earning assets averaged $8.63 billion during the fourth quarter of 1999, an increase of 2.6 percent over the same period of 1998. Average loans outstanding during the fourth quarter of 1999 were $6.65 billion, an increase of $476.8 million over the same period of 1998. Loan growth was strongest among commercial loans secured by real estate and commercial and industrial loans. Investment securities averaged $1.58 billion during the fourth quarter of 1999, a $504.1 million reduction from the same period of 1998, the result of maturing securities being used to fund current loan demand.

Table 18

SELECTED QUARTERLY DATA

                                                                                       1999
                                                          ---------------------------------------------------------------
                                                               Fourth          Third           Second          First
                                                          --------------- --------------- --------------- ---------------
                                                                   (thousands, except per share data and ratios)
SUMMARY OF OPERATIONS
Interest income .........................................  $    161,251    $    160,224    $    156,960    $    155,456
Interest expense ........................................        72,511          70,497          68,821          69,713
                                                           ------------    ------------    ------------    ------------
Net interest income .....................................        88,740          89,727          88,139          85,743
Provision for loan losses ...............................         3,503           3,329           2,178           2,662
                                                           ------------    ------------    ------------    ------------
Net interest income after provision for loan losses .....        85,237          86,398          85,961          83,081
Noninterest income ......................................        41,975          45,898          39,271          38,195
Noninterest expense .....................................        95,911          95,104          93,387          91,218
                                                           ------------    ------------    ------------    ------------
Income before income taxes ..............................        31,301          37,192          31,845          30,058
Income taxes ............................................        11,984          14,060          11,542          11,010
                                                           ------------    ------------    ------------    ------------
Net income ..............................................  $     19,317    $     23,132    $     20,303    $     19,048
                                                           ============    ============    ============    ============
Net interest income -- taxable equivalent ...............  $     89,267    $     90,258    $     88,703    $     86,338
                                                           ============    ============    ============    ============
SELECTED QUARTERLY AVERAGES
Total assets ............................................  $  9,721,360    $  9,644,135    $  9,605,512    $  9,517,513
Investment securities ...................................     1,583,216       1,897,593       2,066,519       2,091,575
Loans ...................................................     6,646,312       6,474,200       6,289,714       6,180,106
Interest-earning assets .................................     8,627,990       8,689,146       8,659,199       8,558,123
Deposits ................................................     8,140,962       8,121,209       8,139,147       8,018,971
Interest-bearing liabilities ............................     7,533,726       7,518,874       7,490,958       7,495,944
Long-term obligations ...................................       158,975         156,856         157,453         158,307
Shareholders' equity ....................................  $    720,617    $    702,065    $    683,771    $    668,087
Shares outstanding ......................................    10,625,208      10,625,559      10,625,559      10,625,559
                                                           ============    ============    ============    ============
SELECTED QUARTER-END BALANCES
Total assets ............................................  $  9,717,099    $  9,577,715    $  9,628,477    $  9,702,163
Investment securities ...................................     1,371,894       1,699,520       1,975,476       2,099,882
Loans ...................................................     6,751,039       6,574,807       6,376,372       6,244,828
Interest-earning assets .................................     8,596,326       8,590,485       8,647,045       8,694,710
Deposits ................................................     8,173,598       8,062,091       8,170,433       8,179,098
Interest-bearing liabilities ............................     7,554,229       7,454,172       7,522,636       7,620,262
Long-term obligations ...................................       155,683         156,840         156,870         157,529
Shareholders' equity ....................................  $    728,757    $    713,069    $    692,570    $    676,253
Shares outstanding ......................................    10,610,399      10,625,559      10,625,559      10,625,559
                                                           ============    ============    ============    ============
PROFITABILITY RATIOS (averages)
Rate of return (annualized) on:
 Total assets ...........................................         0.79%           0.95%           0.85%           0.81%
 Shareholders' equity ...................................        10.64           13.07           11.91           11.56
Dividend payout ratio ...................................        13.74           11.47           13.09           13.97
                                                           ============    ============    ============    ============
LIQUIDITY AND CAPITAL RATIOS (averages)
Loans to deposits .......................................        81.64%          79.72%          77.28%          77.07%
Shareholders' equity to total assets ....................         7.41            7.28            7.12            7.02
Time certificates of $100,000 or more to total
 deposits ...............................................         8.96            9.06            9.01            9.04
                                                           ============    ============    ============    ============
PER SHARE OF STOCK
Net income ..............................................  $      1.82     $      2.18     $      1.91     $      1.79
Cash dividends ..........................................         0.25            0.25            0.25            0.25
Class A sales price .....................................
 High ...................................................        78.00           82.00           97.50           92.00
 Low ....................................................        69.06           76.25           78.00           68.00
Class B sales price .....................................
 High ...................................................        78.50           80.63           80.81           88.00
 Low ....................................................        70.00           76.50           76.00           76.00
                                                           ============    ============    ============    ============



                                                                                       1998
                                                          ---------------------------------------------------------------
                                                               Fourth          Third           Second          First
                                                          --------------- --------------- --------------- ---------------
                                                                   (thousands, except per share data and ratios)
SUMMARY OF OPERATIONS
Interest income .........................................  $    158,101    $    157,381    $    154,535    $    149,470
Interest expense ........................................        73,057          73,924          73,643          71,447
                                                           ------------    ------------    ------------    ------------
Net interest income .....................................        85,044          83,457          80,892          78,023
Provision for loan losses ...............................         4,893           5,324           5,267           4,395
                                                           ------------    ------------    ------------    ------------
Net interest income after provision for loan losses .....        80,151          78,133          75,625          73,628
Noninterest income ......................................        42,439          36,000          35,220          31,758
Noninterest expense .....................................        91,226          86,114          83,991          80,882
                                                           ------------    ------------    ------------    ------------
Income before income taxes ..............................        31,364          28,019          26,854          24,504
Income taxes ............................................        11,648           9,931           9,309           8,844
                                                           ------------    ------------    ------------    ------------
Net income ..............................................  $     19,716    $     18,088    $     17,545    $     15,660
                                                           ============    ============    ============    ============
Net interest income -- taxable equivalent ...............  $     85,838    $     83,988    $     81,397    $     78,541
                                                           ============    ============    ============    ============
SELECTED QUARTERLY AVERAGES
Total assets ............................................  $  9,315,347    $  9,183,571    $  9,142,981    $  8,927,355
Investment securities ...................................     2,087,308       2,244,014       2,461,590       2,442,962
Loans ...................................................     6,169,556       6,024,822       5,711,599       5,474,570
Interest-earning assets .................................     8,413,435       8,305,482       8,269,008       8,067,590
Deposits ................................................     7,914,649       7,744,217       7,755,945       7,619,330
Interest-bearing liabilities ............................     7,410,007       7,244,949       7,241,686       7,096,124
Long-term obligations ...................................       159,196         158,353         159,984          55,814
Shareholders' equity ....................................  $    651,656    $    635,521    $    621,605    $    607,608
Shares outstanding ......................................    10,625,559      10,625,559      10,626,702      10,627,453
                                                           ============    ============    ============    ============
SELECTED QUARTER-END BALANCES
Total assets ............................................  $  9,605,787    $  9,194,842    $  9,224,848    $  9,252,029
Investment securities ...................................     2,160,329       2,115,343       2,348,771       2,526,366
Loans ...................................................     6,195,591       6,132,422       5,886,315       5,562,831
Interest-earning assets .................................     8,588,645       8,257,765       8,235,086       8,324,197
Deposits ................................................     8,112,408       7,771,093       7,798,918       7,873,484
Interest-bearing liabilities ............................     7,542,636       7,260,204       7,291,813       7,327,020
Long-term obligations ...................................       158,801         158,801         159,456         160,219
Shareholders' equity ....................................  $    660,749    $    643,673    $    628,702    $    615,036
Shares outstanding ......................................    10,625,559      10,625,559      10,625,559      10,627,453
                                                           ============    ============    ============    ============
PROFITABILITY RATIOS (averages)
Rate of return (annualized) on:
 Total assets ...........................................         0.84%            0.78%           0.77%            0.71
 Shareholders' equity ...................................        12.00            11.29           11.32            10.45
Dividend payout ratio ...................................        13.51            14.71           14.88            17.99
                                                           ============    ============    ============    =============
LIQUIDITY AND CAPITAL RATIOS (averages)
Loans to deposits .......................................        77.95%           77.80%          73.64%           71.85
Shareholders' equity to total assets ....................         7.00             6.92            6.80             6.81
Time certificates of $100,000 or more to total
 deposits ...............................................         8.88             8.85            9.15             9.77
                                                           ============    ============    ============    =============
PER SHARE OF STOCK
Net income ..............................................  $      1.85     $      1.70     $      1.68     $       1.39
Cash dividends ..........................................         0.25            0.25            0.25             0.25
Class A sales price .....................................
 High ...................................................        92.94          102.00          118.00           122.00
 Low ....................................................        78.00           79.50           99.13           103.00
Class B sales price .....................................
 High ...................................................        87.00          101.60          114.00           118.50
 Low ....................................................        83.00           84.00          100.00           100.00
                                                           ============    ============    ============    =============

---------
Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for all periods, and state income tax rates of 7.00%, 7.25% and 7.50% for 1999, 1998, and 1997, respectively.

Stock information related to Class A common stock reflects the sales price, as reported on the Nasdaq National Market System. Stock information for Class B was obtained from a broker-dealer, reflecting the bid prices, prior to any mark-ups, mark-downs or commissions. As of December 31, 1999, there were 3,404 holders of record of the Class A common stock and 620 holders of record of the Class B common stock.

     Interest income increased $3.2 million or 2.0 percent in the fourth quarter of 1999 when compared to the same period of 1998. The increase in interest income during 1999 resulted from growth in average loans, which more than offset the impact of a reduction in the average securities portfolio and a reduction in loan and investment yields. Interest-earning assets yielded 7.44 percent during the fourth quarter of 1999, an decrease from the 7.58 percent yield recorded during the fourth quarter of 1998.

     Average interest-bearing liabilities experienced a $123.7 million increase from the fourth quarter of 1998 to the same period of 1999, the result of increases in average interest-bearing deposits. The growth in average deposits was strongest among money market accounts, which increased $255.7 million from the fourth quarter of 1998 to the same period of 1999. The rate on total interest-bearing liabilities decreased from 3.91 percent to 3.82 percent between the two periods.

     Net interest income increased $3.7 million or 4.3 percent from the fourth quarter of 1998 to the fourth quarter of 1999, the increase resulting from loan growth. In an effort to have adequate liquidity in the event of problems with the Year 2000 date change, management allowed cash and federal funds balances to increase during the fourth quarter of 1999, resulting in diminished net interest income. After concerns about the date change abated in early 2000, the level of liquid assets were decreased to more normal levels.

     Noninterest income for the fourth quarter of 1999 was $42.0 million, a decrease of $464,000 or 1.1 percent. Lower noninterest income primarily resulted from the absence of a $3.1 million gain recognized on the sale of six branch offices in the fourth quarter of 1998. No such gain was recognized in the fourth quarter of 1999. Partially offsetting this were increases in service charge income, other service charges and fees and credit card income.


Table 19

CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS -- FOURTH QUARTER




                                                          1999                                 1998
                                           ----------------------------------- ------------------------------------
                                                          Interest                             Interest
                                              Average      Income/    Yield/      Average      Income/     Yield/
                                              Balance      Expense     Rate       Balance      Expense      Rate
                                           ------------- ---------- ---------- ------------- ----------- ----------
                                                                    (dollars in thousands)
ASSETS
Total loans ..............................  $6,646,312    $134,647      8.04%   $6,169,556    $125,762       8.20%
Investment securities:
 U. S. Government ........................   1,558,215      21,772      5.54     2,057,259      30,083       5.80
 State, county and municipal .............       2,812          52      7.34         3,858          69       7.10
 Other ...................................      22,189         144      2.57        26,191         129       1.95
                                            ----------    --------      ----    ----------    --------       ----
  Total investment securities ............   1,583,216      21,968      5.50     2,087,308      30,281       5.76
 Overnight investments ...................     398,462       5,163      5.14       156,571       2,852       7.23
                                            ----------    --------      ----    ----------    --------       ----
  Total interest-earning assets ..........  $8,627,990    $161,778      7.44%   $8,413,435    $158,895       7.58%
                                            ==========    ========      ====    ==========    ========       ====
LIABILITIES
Deposits:
 Checking With Interest ..................  $1,080,164    $  1,593      0.59%   $1,064,972    $  2,222       0.83%
 Savings .................................     668,251       2,623      1.56       687,551       3,079       1.78
 Money market accounts ...................   1,446,161      13,829      3.79     1,190,474      10,018       3.34
 Time deposits ...........................   3,588,935      44,348      4.90     3,713,302      47,996       5.13
                                            ----------    --------      ----    ----------    --------       ----
  Total interest-bearing deposits ........   6,783,511      62,393      3.65     6,656,299      63,315       3.77
Short-term borrowings ....................     591,241       6,957      4.67       594,512       6,563       4.38
Long-term obligations ....................     158,975       3,161      7.89       159,196       3,179       7.92
                                            ----------    --------      ----    ----------    --------       ----
  Total interest-bearing liabilities .....  $7,533,727    $ 72,511      3.82%   $7,410,007    $ 73,057       3.91%
                                            ==========    ========      ====    ==========    ========       ====
Interest rate spread .....................                              3.62%                                3.67%
                                                                        ====                                 ====
Net interest income and net yield on
 interest-earning assets .................                $ 89,267      4.10%                 $ 85,838       4.05%
                                                          ========      ====                  ========       ====



                                                Increase (decrease) due to:
                                           --------------------------------------
                                                            Yield/       Total
                                               Volume        Rate        Change
                                           ------------- ------------ -----------
                                                   (dollars in thousands)
ASSETS
Total loans ..............................   $10,613       ($ 1,728)    $  8,885
Investment securities:
 U. S. Government ........................    (7,129)        (1,182)      (8,311)
 State, county and municipal .............       (19)             2          (17)
 Other ...................................       (23)            38           15
                                             -------        -------     --------
  Total investment securities ............    (7,171)        (1,142)      (8,313)
 Overnight investments ...................     3,772         (1,461)       2,311
                                             -------        -------     --------
  Total interest-earning assets ..........   $ 7,214       ($ 4,331)    $  2,883
                                             =======        =======     ========
LIABILITIES
Deposits:
 Checking With Interest ..................   $    24       ($   653)   ($    629)
 Savings .................................       (81)          (375)        (456)
 Money market accounts ...................     2,307          1,504        3,811
 Time deposits ...........................    (1,552)        (2,096)      (3,648)
                                             -------        -------     --------
  Total interest-bearing deposits ........       698         (1,620)        (922)
Short-term borrowings ....................       (38)           432          394
Long-term obligations ....................        (5)           (13)         (18)
                                             ----------     -------     --------
  Total interest-bearing liabilities .....   $   655       ($ 1,201)   ($    546)
                                             =========      =======     ========
Interest rate spread .....................
Net interest income and net yield on
 interest-earning assets .................   $ 6,559       ($ 3,130)    $  3,429
                                             =========      =======     ========

---------
Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for each period, and state income tax rates of 7.00% for 1999 and 7.25 % for 1998.

     Noninterest expense amounted to $95.9 million for the quarter ended December 31, 1999, compared to $91.2 million for the quarter ended December 31, 1998. Most of the 5.1 percent increase was in salary expense, occupancy expense, legal expense and consulting expense. Tables 18 and 19 are useful when making quarterly comparisons.


                               LEGAL PROCEEDINGS

     BancShares and various subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on BancShares' consolidated financial position.

                            YEAR 2000 PREPARATIONS

     BancShares has not experienced any significant impact on its operations due to Year 2000 problems. The date change has resulted in no major interruptions in service. BancShares will continue to reevaluate its Year 2000 operations and monitor its progress. Management does not expect Year 2000 issues to have a material adverse effect on operations or financial results during 2000.


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

                         INDEPENDENT AUDITOR'S REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
FIRST CITIZENS BANCSHARES, INC.

     We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also involves assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Citizens BancShares, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                  KPMG LLP




Raleigh, North Carolina
January 24, 2000

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS



                                                                                                   December 31
                                                                                           ---------------------------
                                                                                                1999          1998
                                                                                           ------------- -------------
                                                                                               (thousands, except
                                                                                                   share data)
 ASSETS
 Cash and due from banks .................................................................  $  591,605    $  502,955
 Overnight investments ...................................................................     473,393       232,725
 Investment securities held to maturity (fair value of $1,336,664 in 1999
  and $2,147,776 in 1998).................................................................   1,353,321     2,135,372
 Investment securities available for sale (cost of $7,751 in 1999 and $10,264 in 1998)....      18,573        24,957
 Loans ...................................................................................   6,751,039     6,195,591
 Less reserve for loan losses ............................................................      98,690        96,115
                                                                                            ----------    ----------
   Net loans .............................................................................   6,652,349     6,099,476
 Premises and equipment ..................................................................     397,397       367,076
 Income earned not collected .............................................................      52,621        61,652
 Other assets ............................................................................     177,840       181,574
                                                                                            ----------    ----------
   Total assets ..........................................................................  $9,717,099    $9,605,787
                                                                                            ==========    ==========
 LIABILITIES
 Deposits:
  Noninterest-bearing ....................................................................  $1,343,353    $1,296,713
  Interest-bearing .......................................................................   6,830,245     6,815,695
                                                                                            ----------    ----------
   Total deposits ........................................................................   8,173,598     8,112,408
 Short-term borrowings ...................................................................     568,301       568,140
 Long-term obligations ...................................................................     155,683       158,801
 Other liabilities .......................................................................      90,760       105,689
                                                                                            ----------    ----------
   Total liabilities .....................................................................   8,988,342     8,945,038
 SHAREHOLDERS' EQUITY
 Common stock:
  Class A -- $1 par value (11,000,000 shares authorized; 8,890,039 shares issued for 1999;
   8,905,199 shares issued for 1998) .....................................................       8,890         8,906
  Class B -- $1 par value (2,000,000 shares authorized; 1,720,360 shares issued for 1999
   and 1998) .............................................................................       1,720         1,720
 Surplus .................................................................................     143,766       143,760
 Retained earnings .......................................................................     567,801       497,316
 Accumulated other comprehensive income ..................................................       6,580         9,047
                                                                                            ----------    ----------
   Total shareholders' equity ............................................................     728,757       660,749
                                                                                            ----------    ----------
   Total liabilities and shareholders' equity ............................................  $9,717,099    $9,605,787
                                                                                            ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                 Year Ended December 31
                                                                       -------------------------------------------
                                                                            1999           1998           1997
                                                                       -------------- -------------- -------------
                                                                                (thousands, except share
                                                                                   and per share data)
INTEREST INCOME
Loans ................................................................  $   510,272    $   478,504    $   428,997
Investment securities:
 U. S. Government ....................................................      106,435        133,535        133,007
 State, county and municipal .........................................          147            207            273
 Other ...............................................................          548            507            102
                                                                        -----------    -----------    -----------
   Total investment securities interest income .......................      107,130        134,249        133,382
Overnight investments ................................................       16,489          6,734          9,897
                                                                        -----------    -----------    -----------
   Total interest income .............................................      633,891        619,487        572,276
INTEREST EXPENSE
Deposits .............................................................      244,921        255,517        243,749
Short-term borrowings ................................................       23,921         25,850         23,420
Long-term obligations ................................................       12,700         10,704            844
                                                                        -----------    -----------    -----------
   Total interest expense ............................................      281,542        292,071        268,013
                                                                        -----------    -----------    -----------
   Net interest income ...............................................      352,349        327,416        304,263
Provision for loan losses ............................................       11,672         19,879          8,726
                                                                        -----------    -----------    -----------
   Net interest income after provision for loan losses ...............      340,677        307,537        295,537
NONINTEREST INCOME
Service charges on deposit accounts ..................................       55,169         47,055         41,748
Credit card income ...................................................       30,820         25,558         20,053
Trust income .........................................................       13,848         12,710         11,284
Fees from processing services ........................................       12,987         11,652         10,511
Commission income ....................................................       10,700          9,034          6,407
ATM income ...........................................................        8,674          8,565          7,245
Mortgage income ......................................................        6,440          8,797          2,106
Gain on sale of branches .............................................        5,063          3,067             --
Other service charges and fees .......................................       11,916         12,008          8,590
Securities gains .....................................................        1,706             --             --
Other ................................................................        8,016          6,971          6,970
                                                                        -----------    -----------    -----------
   Total noninterest income ..........................................      165,339        145,417        114,914
                                                                        -----------    -----------    -----------
NONINTEREST EXPENSE
Salaries and wages ...................................................      160,440        142,020        126,474
Employee benefits ....................................................       30,455         27,434         23,718
Occupancy expense ....................................................       30,041         28,112         23,338
Equipment expense ....................................................       37,745         36,545         32,035
Other ................................................................      116,939        108,102         94,836
                                                                        -----------    -----------    -----------
   Total noninterest expense .........................................      375,620        342,213        300,401
                                                                        -----------    -----------    -----------
Income before income taxes ...........................................      130,396        110,741        110,050
Income taxes .........................................................       48,596         39,732         39,492
                                                                        -----------    -----------    -----------
   Net income ........................................................       81,800         71,009         70,558
                                                                        -----------    -----------    -----------
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES
Unrealized securities (losses) gains arising during period ...........       (1,384)          (411)         2,762
Less: reclassification adjustment for gains included in net income ...        1,083             --             --
                                                                        -----------    -----------    -----------
   Other comprehensive (loss) income .................................       (2,467)          (411)         2,762
                                                                        -----------    -----------    -----------
   Comprehensive income ..............................................  $    79,333    $    70,598    $    73,320
                                                                        ===========    ===========    ===========
PER SHARE INFORMATION
 Net income ..........................................................  $      7.70    $      6.62    $      6.22
 Cash dividends ......................................................         1.00           1.00           1.00
Weighted average shares outstanding ..................................   10,625,457     10,626,311     11,341,153
                                                                        ===========    ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES


          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                     Class A      Class B
                                                     Common        Common
                                                      Stock        Stock       Surplus
                                                  ------------ ------------- -----------
                                                      (thousands, except share data)
Balance at December 31, 1996 ....................    $9,652       $1,759      $143,760
Redemption of 20,301 shares of Class A
 common stock and 5,126 shares of
 Class B common stock ...........................       (20)          (5)
Obligation to repurchase common stock ...........      (726)         (32)
Net income ......................................
Unrealized securities gains, net of $1,826
 tax expense ....................................
Cash dividends ..................................
                                                     --------     -------     --------
Balance at December 31, 1997 ....................     8,906        1,722       143,760
Redemption of 1,894 shares of Class B
 common stock ...................................                     (2)
Obligation to repurchase common stock ...........
Net income ......................................
Unrealized securities losses, net of $651 tax
 benefit ........................................
Cash dividends ..................................
                                                     --------     -------     --------
Balance at December 31, 1998 ....................     8,906        1,720       143,760
Redemption of 10,075 shares of Class A
 common stock ...................................       (10)
Net income ......................................
Unrealized securities losses, net of $1,404
 tax benefit ....................................
Cash dividends ..................................
Other ...........................................        (6)                         6
                                                     --------     -------     --------
Balance at December 31, 1999 ....................    $8,890       $1,720      $143,766
                                                     =======      =======     ========



                                                                 Accumulated
                                                                    Other           Total
                                                    Retained    Comprehensive   Shareholders'
                                                    Earnings        Income         Equity
                                                  ------------ --------------- --------------
                                                        (thousands, except share data)
Balance at December 31, 1996 ....................  $ 453,640      $   6,696      $ 615,507
Redemption of 20,301 shares of Class A
 common stock and 5,126 shares of
 Class B common stock ...........................     (2,086)                       (2,111)
Obligation to repurchase common stock ...........    (72,934)                      (73,692)
Net income ......................................     70,558                        70,558
Unrealized securities gains, net of $1,826
 tax expense ....................................                     2,762          2,762
Cash dividends ..................................    (11,384)                      (11,384)
                                                   ---------      ---------      ---------
Balance at December 31, 1997 ....................    437,794          9,458        601,640
Redemption of 1,894 shares of Class B
 common stock ...................................       (202)                         (204)
Obligation to repurchase common stock ...........       (624)                         (624)
Net income ......................................     71,009                        71,009
Unrealized securities losses, net of $651 tax
 benefit ........................................                      (411)          (411)
Cash dividends ..................................    (10,661)                      (10,661)
                                                   ---------      ---------      ---------
Balance at December 31, 1998 ....................    497,316          9,047        660,749
Redemption of 10,075 shares of Class A
 common stock ...................................       (696)                         (706)
Net income ......................................     81,800                        81,800
Unrealized securities losses, net of $1,404
 tax benefit ....................................                    (2,467)        (2,467)
Cash dividends ..................................    (10,619)                      (10,619)
Other ...........................................                                       --
                                                   ---------      ---------      ---------
Balance at December 31, 1999 ....................  $ 567,801      $   6,580      $ 728,757
                                                   =========      =========      =========

         See accompanying Notes to Consolidated Financial Statements.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Year Ended December 31
                                                                                  -----------------------------------------
                                                                                       1999          1998          1997
                                                                                  ------------- ------------- -------------
                                                                                                 (thousands)
OPERATING ACTIVITIES
Net income ......................................................................  $   81,800    $   71,009    $   70,558
Adjustments to reconcile net income to cash provided by operating activities:
  Amortization of intangibles ...................................................      12,236        11,373         9,034
  Provision for loan losses .....................................................      11,672        19,879         8,726
  Deferred tax expense (benefit) ................................................      (3,478)       (6,271)        1,475
  Change in current taxes payable ...............................................      (6,697)        1,118           (71)
  Depreciation ..................................................................      30,849        27,205        19,273
  Change in accrued interest payable ............................................      (4,462)       (1,731)        4,805
  Change in income earned not collected .........................................       9,031         4,979        (6,573)
  Securities gains ..............................................................      (1,706)           --            --
  Gain on sale of branches ......................................................      (5,063)       (3,067)           --
  Origination of loans held for sale ............................................    (468,109)     (684,715)     (434,471)
  Proceeds from sale of loans held for sale .....................................     531,640       734,249       334,762
  Gain on loans held for sale ...................................................      (2,485)       (6,183)         (219)
  Net amortization of premiums and discounts ....................................      12,176        10,157         8,277
  Net change in other assets ....................................................      (4,832)      (17,418)       19,102
  Net change in other liabilities ...............................................      (4,267)       24,741        (3,100)
                                                                                   ----------    ----------    ----------
  Net cash provided by operating activities .....................................     188,305       185,325        31,578
                                                                                   ----------    ----------    ----------
INVESTING ACTIVITIES
  Net increase in loans outstanding .............................................    (664,314)     (827,353)     (383,839)
  Purchases of investment securities held to maturity ...........................    (463,313)     (740,404)     (817,725)
  Purchases of investment securities available for sale .........................      (2,170)           --            --
  Proceeds from maturities of investment securities held to maturity ............   1,233,188     1,052,463       476,114
  Proceeds from sales of investment securities available for sale ...............       7,624            --            --
  Net change in overnight investments ...........................................    (240,668)     (150,950)       74,225
  Dispositions of premises and equipment ........................................       6,447         4,056         2,051
  Additions to premises and equipment ...........................................     (68,869)      (92,837)      (69,011)
  Purchase and sale of branches, net of cash transferred ........................    (104,903)      177,688       106,016
                                                                                   ----------    ----------    ----------
  Net cash used by investing activities .........................................    (296,978)     (577,337)     (612,169)
                                                                                   ----------    ----------    ----------
FINANCING ACTIVITIES
  Net change in time deposits ...................................................     (61,568)      (95,954)      299,926
  Net change in demand and other interest-bearing deposits ......................     273,173       447,070       158,150
  Net change in short-term borrowings ...........................................      (2,957)      (28,745)      205,752
  Origination of long-term obligations ..........................................          --       151,006            --
  Repurchases of common stock ...................................................        (706)      (74,520)       (2,111)
  Proceeds from issuance of common stock ........................................          --
  Cash dividends paid ...........................................................     (10,619)      (10,661)      (11,384)
                                                                                   ----------    ----------    ----------
  Net cash provided by financing activities .....................................     197,323       388,196       650,333
                                                                                   ----------    ----------    ----------
  Change in cash and due from banks .............................................      88,650        (3,816)       69,742
  Cash and due from banks at beginning of period ................................     502,955       506,771       437,029
                                                                                   ----------    ----------    ----------
  Cash and due from banks at end of period ......................................  $  591,605    $  502,955    $  506,771
                                                                                   ==========    ==========    ==========
CASH PAYMENTS FOR:
  Interest ......................................................................  $  285,507    $  294,095    $  263,722
  Income taxes ..................................................................      56,754        42,802        37,984
                                                                                   ----------    ----------    ----------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized securities gains (losses) ..........................................  $   (3,871)   $   (1,062)   $    4,588
  Change in obligation to repurchase common stock ...............................          --           624        73,692
                                                                                   ==========    ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            (Dollars in thousands)


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Basis of Presentation and Consolidation

     First Citizens BancShares, Inc. ("BancShares") is a bank holding company with two banking subsidiaries -- First-Citizens Bank & Trust Company, headquartered in Raleigh, North Carolina ("FCB"), which operates branches in North Carolina, Virginia and West Virginia; and Atlantic States Bank ("ASB"), a federally-chartered thrift institution headquartered in Fort Myers, Florida with branch offices in the metropolitan Atlanta, Georgia area and Southwest Florida.

     FCB and ASB offer full-service banking services designed to meet the needs of both retail and commercial customers in the markets in which they serve. The services offered include transaction and savings deposits, commercial and consumer lending, a full service trust department, a full service securities broker-dealer, insurance services and other activities incidental to commercial banking.

     FCB has eight subsidiaries. First Citizens Investor Services is a registered broker-dealer in securities that provides investment services, including sales of annuities and third party mutual funds. First-Citizens Bank, A Virginia Corporation, is the issuing and processing bank for BancShares' retail credit cards and merchant accounts. American Guaranty Insurance Company is engaged in writing fire and casualty insurance. Triangle Life Insurance Company writes credit life and credit accident and health insurance. Other subsidiaries are either inactive or are not material to the consolidated financial statements. Nontraditional banking segments within BancShares' operations are not material to the consolidated financial statements.

     The accounting and reporting policies of BancShares and its subsidiaries are in accordance with generally accepted accounting principles and, with regard to the banking subsidiaries, conform to general industry practices. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by BancShares in the preparation of its consolidated financial statements are the determination of the reserve for loan losses, the valuation allowance for deferred tax assets, and fair value estimates.

     Intercompany accounts and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform with statement presentations for 1999. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.


     Investment Securities

     For investment securities classified as held to maturity, BancShares has the ability and the positive intent to hold those investments until maturity. These securities are stated at cost adjusted for amortization of premium and accretion of discount. Accreted discounts and amortized premiums are included in interest income on an effective yield basis. Marketable equity securities classified as available for sale are carried at their fair value, and the difference between the cost basis and the fair value, net of deferred income taxes, is recorded as a component of comprehensive income within shareholders' equity. At December 31, 1999 and 1998, BancShares had no investment securities classified as held for trading purposes.


     Overnight Investments

     Overnight investments include federal funds sold and interest-bearing demand deposit balances in other banks.


     Loans

     Loans that are held for investment purposes are carried at the principal amount outstanding. Loans that are classified as available for sale are carried at the lower of aggregate cost or fair value. Interest on substantially all loans is accrued and credited to interest income on a constant yield basis based upon the daily principal amount outstanding.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


                             (Dollars in thousands)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

     Loan Fees

     Fees collected and certain costs incurred related to loan originations are deferred and amortized as an adjustment to interest income over the life of the related loans. The deferred fees and costs are recorded as an adjustment to loans outstanding using a method that approximates a constant yield.


     Mortgage Servicing Rights

     The estimated value of the right to service mortgage loans for others ("MSRs") is included in other assets on BancShares' consolidated balance sheet. Capitalization of MSRs occurs when the underlying loans are sold. Capitalized MSRs are amortized over the projected life of the serviced loans. Capitalized MSRs are periodically reviewed for impairment.


     Reserve for Loan Losses

     The reserve for loan losses is established by charges to operating expense. To determine the reserve needed, management evaluates the risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair value of collateral and other items that, in management's opinion, deserve current recognition in estimating credit losses.

     Management considers the established reserve adequate to absorb probable losses that relate to loans outstanding as of December 31, 1999, although future additions to the reserve may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares' reserve for loan losses. Such agencies may require the recognition of additions to the reserve based on their judgments of information available to them at the time of their examination.


     Nonaccrual Loans, Impaired Loans and Other Real Estate

     Accrual of interest on loans is discontinued when management deems that collection of additional interest is doubtful. Loans are returned to an accrual status when both principal and interest are current and the loan is determined to be performing in accordance with the applicable loan terms. Management considers a loan to be impaired when based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to contractual terms of the loan agreement. Impaired loans are valued using either the discounted expected cash flow method using the loan's original effective interest rate or the collateral value. When the ultimate collectibility of an impaired loan's principal is doubtful, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Additional cash receipts are recorded as recoveries of any amounts previously charged off.

     Other real estate is valued at the lower of the loan balance at the time of foreclosure or estimated fair value net of selling costs and is included in other assets. Once acquired, other real estate is periodically reviewed to ensure that the fair value of the property supports the carrying value, with writedowns recorded when necessary. Gains and losses resulting from the sale or writedown of other real estate and income and expenses related to the operation of other real estate are recorded in other expense.


     Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed by the straight-line method and are charged to operations over the estimated useful lives of the assets, which range from 25 to 40 years for premises and three to 10 years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the useful lives of the improvements, whichever is shorter. Gains and losses on dispositions are recorded in other expense. Maintenance and repairs are charged to occupancy expense or equipment expense as incurred.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


                             (Dollars in thousands)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

     Intangible Assets

     Goodwill arising from acquisitions in which the purchase price exceeds the fair value of net assets acquired is amortized using the straight-line method over a 15 year period. Deposit-related intangibles are amortized using the straight-line method over a 15 year period. Intangible assets are subject to periodic review and are adjusted for any impairment of value.


     Income Taxes

     Income tax expense is based on consolidated income before income taxes and generally differs from income taxes paid due to deferred income taxes and benefits arising from income and expenses being recognized in different periods for financial and income tax reporting purposes. BancShares uses the asset and liability method to account for deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of BancShares' assets and liabilities at enacted rates expected to be in effect when such amounts are realized or settled. BancShares and its subsidiaries file a consolidated federal income tax return. BancShares and its subsidiaries each file separate state income tax returns.


     Per Share Data

     Net income per share has been computed by dividing net income by the weighted average number of both classes of common shares outstanding during each period. The weighted average number of shares outstanding for 1999, 1998 and 1997 was 10,625,457; 10,626,311; and 11,341,153, respectively.

     During 1998, the calculation of net income per share reflected the impact of changes in the value of BancShares' obligation to repurchase shares of its common stock that were previously owned by a company-sponsored pension plan. The obligation to repurchase those shares was recorded at fair value as of December 31, 1997. Increases in the fair value of that obligation, which totaled $624 during 1998, were deducted from net income in calculating net income per share during 1998.

     Cash dividends per share apply to both Class A and Class B common stock. Class A common stock carries one vote per share, while shares of Class B common stock carry 16 votes per share.


     Comprehensive Income

     Accumulated other comprehensive income consists entirely of unrealized gains (losses) on investment securities available for sale.

     The tax effects of the components of other comprehensive income included in the consolidated statements of income are as follows for the years ended December 31:



                                                           1999        1998       1997
                                                       ------------ ---------- ---------
  Unrealized (losses) gains arising during the period    $   (781)    $ (651)   $1,826
  Less: reclassification adjustments for gains
   included in net income ............................        623         --        --
                                                         --------     ------    ------
  Total tax effect ...................................   $ (1,404)    $ (651)   $1,826
                                                         ========     ======    ======

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


                             (Dollars in thousands)

NOTE B -- INVESTMENT SECURITIES
     The aggregate values of investment securities at December 31 along with gains and losses determined on an individual security basis are as follows:



                                                                           Gross         Gross
                                                                        Unrealized     Unrealized        Fair
                                                              Cost         Gains         Losses         Value
                                                         ------------- ------------ --------------- -------------
Investment securities held to maturity at December 31
 1999
   U. S. Government ....................................  $1,350,204      $   241      $(16,931)     $1,333,514
   State, county and municipal .........................       2,812           35            (2)          2,845
   Other ...............................................         305           --            --             305
                                                          ----------      -------      ----------    ----------
    Total investment securities held to maturity .......  $1,353,321      $   276      $(16,933)     $1,336,664
                                                          ==========      =======      ==========    ==========
 1998
   U. S. Government ....................................  $2,131,807      $12,970      $   (674)     $2,144,103
   State, county and municipal .........................       3,250          108            (6)          3,352
   Other ...............................................         315            6            --             321
                                                          ----------      -------      ----------    ----------
    Total investment securities held to maturity .......  $2,135,372      $13,084      $   (680)     $2,147,776
                                                          ==========      =======      ==========    ==========
Investment securities available for sale at December 31
 1999
   Marketable equity securities ........................  $    7,751      $10,974      $   (152)     $   18,573
                                                          ==========      =======      ==========    ==========
 1998
   Marketable equity securities ........................  $   10,264      $14,741      $    (48)     $   24,957
                                                          ==========      =======      ==========    ==========

     The maturities of investment securities held to maturity at December 31 are as follows:



                                                          1999                        1998
                                               --------------------------- ---------------------------
                                                                  Fair                        Fair
                                                    Cost         Value          Cost         Value
                                               ------------- ------------- ------------- -------------
Within one year ..............................  $1,078,053    $1,068,682    $1,337,806    $1,346,212
One through five years .......................     265,027       257,850       793,746       797,625
Five to 10 years .............................         426           428           372           377
Over 10 years ................................       9,815         9,704         3,448         3,562
                                                ----------    ----------    ----------    ----------
 Total investment securities held to maturity   $1,353,321    $1,336,664    $2,135,372    $2,147,776
                                                ==========    ==========    ==========    ==========

     During 1999, proceeds from sales of investment securities available for sale totaled $7,624, resulting in gross realized gains of $1,706.

     Investment securities having an aggregate carrying value of $1,183,749 at December 31, 1999 and $1,025,972 at December 31, 1998, were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


                             (Dollars in thousands)

NOTE C -- LOANS
     Loans outstanding at December 31 include the following:



                                                   1999          1998
                                              ------------- -------------
       Loans secured by real estate:
        Construction and land development ...  $  186,119    $  157,603
        Residential mortgage ................   1,326,642     1,299,508
        Other real estate mortgage loans ....   2,727,898     2,272,565
                                               ----------    ----------
       Total loans secured by real estate ...   4,240,659     3,729,676
       Commercial and industrial ............     985,738       845,068
       Consumer .............................   1,393,227     1,516,712
       Lease financing ......................     123,908        93,680
       All other loans ......................       7,507        10,455
                                               ----------    ----------
        Total loans .........................  $6,751,039    $6,195,591
                                               ==========    ==========

     There were no foreign loans outstanding during either period, nor were there any loans to finance highly leveraged transactions. There are no loan concentrations exceeding ten percent of loans outstanding involving multiple borrowers in similar activities or industries at December 31, 1999. Substantially all loans are to customers domiciled within BancShares' principal market areas.

     At December 31, 1999 and 1998 nonperforming loans consisted of nonaccrual loans and amounted to $10,720 and $12,489, respectively. Gross interest income on nonperforming loans that would have been recorded had these loans been performing was $894, $1,108, and $1,156, respectively, during 1999, 1998 and 1997. Interest income recognized on nonperforming loans was $287, $409 and $349 during the respective periods. As of December 31, 1999 and 1998, the balance of other real estate acquired through foreclosure was $1,600 and $1,529. Loans and premises transferred to other real estate totaled $4,500, $2,051 and $1,683 during 1999, 1998 and 1997, respectively.



                                                 1999       1998        1997
                                              ---------- ---------- -----------
Loans held for sale at December 31 ..........  $ 42,892   $ 84,299   $127,650
For the year ended December 31:
 Loans sold .................................   529,155    728,066    334,543
 Net gain on sale of loans ..................     2,485      6,183        219

     Loans with a carrying value of $14,182 at December 31, 1999 were pledged to secure certain short-term borrowings. No loans were pledged at December 31, 1998.

     FCB services mortgage loans for itself and others. The carrying value of loans serviced for others as of December 31, 1999, 1998 and 1997 was $1,646,876, $1,366,416 and $970,842, respectively.

     The changes in the carrying values of mortgage servicing rights for 1999, 1998 and 1997 is summarized in the following table:



                                                 1999      1998      1997
                                              --------- --------- ---------
      Balance at beginning of year ..........  $4,405    $2,527    $1,430
      Amounts capitalized during year .......   3,700     2,599     1,490
      Amounts amortized during year .........   1,273       721       393
                                               ------    ------    ------
      Balance at end of year ................  $6,832    $4,405    $2,527
                                               ======    ======    ======

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


                             (Dollars in thousands)

NOTE D -- RESERVE FOR LOAN LOSSES
     Activity in the reserve for loan losses is summarized as follows:



                                                 1999         1998         1997
                                             ------------ ------------ ------------
Balance at the beginning of year ...........  $  96,115    $  84,360    $  81,439
Reserves of acquired institutions ..........         --           --          481
Provision for loan losses ..................     11,672       19,879        8,726
Loans charged off ..........................    (13,687)     (14,067)     (14,331)
Loans recovered ............................      4,590        5,943        8,045
                                              ---------    ---------    ---------
Net charge-offs ............................     (9,097)      (8,124)      (6,286)
                                              ---------    ---------    ---------
Balance at the end of year .................  $  98,690    $  96,115    $  84,360
                                              =========    =========    =========

     At December 31, 1999 and 1998, impaired loans totaled $5,696 and $8,069, respectively, all of which were classified as nonaccrual. Total reserves of $1,107 and $1,155 have been established for impaired loans outstanding as December 31, 1999 and 1998, respectively. The average recorded investment in impaired loans during the years ended December 31, 1999, 1998 and 1997, was $6,229, $7,580 and $6,779, respectively. For the years ended December 31, 1999, 1998 and 1997, BancShares recognized cash basis interest income on those impaired loans of $143, $194 and $212, respectively.


NOTE E -- PREMISES AND EQUIPMENT

     Major classifications of premises and equipment at December 31 are summarized as follows:



                                                      1999       1998
                                                   ---------- ----------
   Land ..........................................  $ 93,954   $ 83,637
   Premises and leasehold improvements ...........   251,904    245,805
   Furniture and equipment .......................   218,094    186,226
                                                    --------   --------
    Total ........................................   563,952    515,668
   Less accumulated depreciation and amortization    166,555    148,592
                                                    --------   --------
    Net book value ...............................  $397,397   $367,076
                                                    ========   ========

     Premises with at book value of $922 at December 31, 1999, and $1,443 at December 31, 1998, were pledged to secure mortgage notes payable.

     BancShares leases certain premises and equipment under various lease agreements that provide for payment of property taxes, insurance and maintenance costs. Generally, operating leases provide for one or more renewal options on the same basis as current rental terms. However, certain leases require increased rentals under cost of living escalation clauses. Certain of the leases also provide purchase options.

     Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 1999:



Year Ending December 31:                      Amount
------------------------------------------- ----------
         2000 .............................  $11,335
         2001 .............................    8,640
         2002 .............................    6,912
         2003 .............................    5,432
         2004 .............................    4,501
         Thereafter .......................   51,134
                                             -------
  Total minimum payments ..................  $87,954
                                             =======

     Total rent expense for all operating leases amounted to $13,946 in 1999, $13,687 in 1998 and $15,709 in 1997.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


                             (Dollars in thousands)

NOTE F -- DEPOSITS
     Deposits at December 31 are summarized as follows:



                                               1999          1998
                                          ------------- -------------
        Demand ..........................  $1,343,353    $1,296,713
        Checking With Interest ..........   1,103,298     1,151,961
        Money market accounts ...........   1,495,007     1,242,672
        Savings .........................     650,671       687,192
        Time ............................   3,581,269     3,733,870
                                           ----------    ----------
           Total deposits ...............  $8,173,598    $8,112,408
                                           ==========    ==========

     Total time deposits with a minimum denomination of $100 were $725,646 and $716,740 at December 31, 1999 and 1998, respectively.

     At December 31, 1999, the scheduled maturities of time deposits were:


        2000 .........................  $3,139,312
        2001 .........................     203,425
        2002 .........................      89,282
        2003 .........................      76,901
        2004 .........................      72,095
        Thereafter ...................         254
                                        ----------
           Total time deposits .......  $3,581,269
                                        ==========

NOTE G -- SHORT-TERM BORROWINGS

     Short-term borrowings at December 31 are as follows:



                                                      1999        1998
                                                  ----------- -----------
       Master notes .............................  $326,984    $326,603
       Repurchase agreements ....................   125,832      95,863
       Federal funds purchased ..................    53,195      84,345
       Notes payable ............................    42,443      48,667
       U. S. Treasury tax and loan accounts .....    19,847      12,662
                                                   --------    --------
         Total short-term borrowings ............  $568,301    $568,140
                                                   ========    ========

     At December 31, 1999, BancShares and its subsidiaries had unused credit lines allowing access of up to $530,000 on an unsecured basis. These include overnight borrowings and short-term borrowings under a credit facility that expires December 1, 2000. Additionally, under various borrowing arrangements with the Federal Reserve and the Federal Home Loan Bank of Atlanta, BancShares and its subsidiaries have access, on a secured basis, to additional borrowings as needed.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


                             (Dollars in thousands)

NOTE G -- SHORT-TERM BORROWINGS -- Continued

     Information related to these borrowings during 1999, 1998 and 1997 follows:



                                                 1999                   1998                   1997
                                        ---------------------- ---------------------- ----------------------
                                           Amount      Rate       Amount      Rate       Amount      Rate
                                        ----------- ---------- ----------- ---------- ----------- ----------
                                                                    (thousands)
Master notes
 At December 31 .......................  $326,984       4.14%   $326,603       3.63%   $315,529       4.40%
 Average during year ..................   322,154       4.16     320,480       4.60     301,558       4.63
 Maximum month-end balance during year    355,795         --     354,442         --     332,055         --
Repurchase agreements
 At December 31 .......................   125,832       3.89      95,863       3.38      54,796       4.15
 Average during year ..................   117,681       3.76      79,676       4.13      34,848       4.32
 Maximum month-end balance during year    132,540         --     106,620         --      56,942         --
Federal funds purchased
 At December 31 .......................    53,195       4.06      84,345       4.68      45,380       5.72
 Average during year ..................    60,077       4.92      62,758       5.24      28,752       5.30
 Maximum month-end balance during year     88,460         --     104,675         --      45,420         --
U. S. Treasury tax and loan accounts
 At December 31 .......................    19,847       4.54      12,662       4.51      19,989       5.95
 Average during year ..................    16,365       4.56      16,690       5.13      12,374       7.56
 Maximum month-end balance during year     24,168         --      20,824         --      54,583         --
Other
 At December 31 .......................    42,443       5.78      48,667       5.87     158,130       4.87
 Average during year ..................    40,933       5.81      59,659       6.15      92,498       5.93
 Maximum month-end balance during year     43,702         --     158,130         --     158,764         --

NOTE H -- LONG-TERM OBLIGATIONS

     Long-term obligations at December 31 are as follows:



                                                                                        1999        1998
                                                                                    ----------- -----------
     Trust preferred capital securities at 8.05 percent maturing March 5, 2028 ....  $150,000    $150,000
     Unsecured fixed rate notes payable:
       7.50 percent maturing February 23, 2000 ....................................        --         163
       7.25 percent maturing February 23, 2001 ....................................     1,284       1,284
       8.00 percent maturing February 23, 2005 ....................................     2,178       2,178
       6.75 percent note due in annual installments maturing September 1, 2003 ....     1,006       1,006
     Unsecured variable rate note at 6.51 percent payable in quarterly installments       564       2,819
     Mortgage notes payable at 8.00 percent through 2004, secured by premises .....       410       1,051
     Other ........................................................................       241         300
                                                                                     --------    --------
       Total long-term obligations ................................................  $155,683    $158,801
                                                                                     ========    ========

     The trust preferred capital securities were issued by a wholly-owned subsidiary of BancShares, and BancShares has guaranteed the repayment of those securities. The proceeds from the issuance of the trust preferred capital securities were invested in BancShares and that investment became the sole asset of the trust. BancShares then made a capital infusion into FCB. After March 1, 2008, BancShares may redeem the trust preferred capital securities. The trust preferred capital securities qualify as Tier 1 capital for regulatory capital adequacy requirements for BancShares and FCB.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


                             (Dollars in thousands)

NOTE H -- LONG-TERM OBLIGATIONS -- Continued

     Long-term obligations maturing in each of the five years subsequent to December 31, 1999 are as follows:


     2000 ...............  $    333
     2001 ...............     2,181
     2002 ...............       340
     2003 ...............       345
     2004 ...............        65
     Thereafter .........   152,419
                           --------
                           $155,683
                           ========

NOTE I -- COMMON STOCK

     On October 25, 1999 the Board of Directors of BancShares authorized the purchase in the open market or in private transactions up to 300,000 shares of its outstanding Class A common stock and up to 100,000 shares of its outstanding Class B common stock. The authorization is effective for a period of 12 months. During 1998 and 1997, the Board of Directors of BancShares had made similar authorizations to repurchase shares of BancShares stock.

     On December 2, 1997, the Board of Directors of BancShares authorized the purchase of 600,000 shares of BancShares Class A common stock from a related party. The purchase price was established based on an independent valuation of the shares. The shares were repurchased by BancShares and retired on January 27, 1998. In connection with this commitment, BancShares recorded a reduction in shareholders' equity and an obligation of $58,077 in the consolidated balance sheet as of December 31, 1997. The obligation was included in other liabilities.

     On December 31, 1997, BancShares adjusted its equity balances to reclassify 126,400 shares of Class A common stock and 31,600 shares of Class B common stock that were owned by a related defined benefit pension plan. The plan's interests for all purposes with respect to the shares were represented by an independent investment manager, in accordance with an agreement with the Department of Labor. BancShares had executed an agreement to purchase any or all of the shares held by the plan if the investment manager determines that is in the best interests of the plan. The estimated value of those shares at December 31, 1997 was $15,615, and an obligation for that amount was recorded in other liabilities. During April 1998, BancShares repurchased and retired the shares previously owned by the pension plan. The purchase price, which was determined by an independent appraisal, was $16,239.

     The following table sets forth information related to shares purchased pursuant to authorizations for the years ended December 31:



                                              1999      1998       1997
                                           --------- ---------- ---------
      Class A
       Number of shares purchased ........   10,075    726,400    20,301
       Cash disbursed ....................  $   706   $ 71,068   $ 1,642
      Class B
       Number of shares purchased ........       --     33,494     5,126
       Cash disbursed ....................  $    --   $  3,452   $   469

     Stock purchases are retired by a charge to common stock for the par value of the shares retired and to retained earnings for the cost in excess of par value.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


                             (Dollars in thousands)

NOTE J -- ESTIMATED FAIR VALUES
     Fair value estimates are made at a specific point in time based on relevant market information and information about each financial instrument. Where information regarding the fair value of a financial instrument is available, those values are used, as is the case with investment securities and residential mortgage loans. In these cases, an open market exists in which those financial instruments are actively traded.

     Because no market exists for many financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. For these financial instruments with a fixed interest rate, an analysis of the related cash flows was the basis for estimating fair values. The expected cash flows were then discounted to the valuation date using an appropriate discount rate. The discount rates used represent the rates under which similar transactions would be currently negotiated. Generally, the fair value of variable rate financial instruments equals the book value.



                                                    1999                      1998
                                          ------------------------- -------------------------
                                            Carrying       Fair       Carrying       Fair
                                              Value        Value        Value        Value
                                          ------------ ------------ ------------ ------------
Cash and due from banks .................  $  591,605   $  591,605   $  502,955   $  502,955
Investment securities held to maturity ..   1,353,321    1,336,664    2,135,372    2,147,776
Investment securities available for sale       18,573       18,573       24,957       24,957
Overnight investments ...................     473,393      473,393      232,725      232,725
Loans, net of reserve for loan losses ...   6,652,349    6,890,653    6,099,476    6,162,947
Income earned not collected .............      52,621       52,621       61,652       61,652
Deposits ................................   8,173,598    8,181,634    8,112,408    8,133,055
Short-term borrowings ...................     568,301      568,301      568,140      568,140
Long-term obligations ...................     155,683      135,222      158,801      166,856
Accrued interest payable ................      47,830       47,830       51,795       51,795

     Forward commitments to sell loans as of December 31, 1999, and 1998 had no carrying value and unrealized losses of $268 and $1,037, respectively. For other off-balance sheet commitments and contingencies, carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any projected credit loss from those financial instruments. These amounts are not material to BancShares' financial position.


NOTE K -- EMPLOYEE BENEFIT PLANS

     Employees who qualify under length of service and other requirements participate in a noncontributory defined benefit pension plan. Under the plan, retirement benefits are based on years of service and average earnings. The policy is to fund the maximum amount that is deductible for federal income tax purposes. No contributions were made during the three-year period ending December 31, 1999. The plan's assets consist primarily of investments in FCB's common trust funds, which include listed common stocks and fixed income securities.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


                             (Dollars in thousands)

NOTE K -- EMPLOYEE BENEFIT PLANS -- Continued

     The following table sets forth the plan's funded status at December 31:



                                                                     1999         1998
                                                                 ------------ -----------
 Change in Benefit Obligation
  Net benefit obligation at beginning of year ..................  $ 145,797    $ 125,293
  Service cost .................................................      6,131        4,940
  Interest cost ................................................     10,075        9,334
  Actuarial (gain) loss ........................................    (15,811)      11,502
  Gross benefits paid ..........................................     (6,190)      (5,272)
                                                                  ---------    ---------
 Net benefit obligation at end of year .........................  $ 140,002    $ 145,797
                                                                  =========    =========
 Change in Plan Assets
  Fair value of plan assets at beginning of year ...............  $ 177,601    $ 159,197
  Actual return on plan assets .................................     12,171       23,676
  Gross benefits paid ..........................................     (6,190)      (5,272)
                                                                  ---------    ---------
  Fair value of plan assets at end of year .....................  $ 183,582    $ 177,601
                                                                  =========    =========
  Funded status at end of year .................................  $  43,580    $  31,804
  Unrecognized net actuarial gain ..............................    (49,833)     (32,563)
  Unrecognized prior service cost ..............................        891        1,044
  Unrecognized net transition asset ............................     (3,620)      (4,848)
                                                                  ---------    ---------
 Net amount recognized in other liabilities at end of year .....  $  (8,982)   $  (4,563)
                                                                  =========    =========

     The net periodic pension cost for the years ended December 31 included the following:



                                               1999         1998        1997
                                           ------------ ----------- -----------
 Components of net periodic benefit cost
 Service cost ............................  $   6,131    $  4,940    $  3,975
 Interest cost ...........................     10,075       9,334       8,131
 Expected return on assets ...............    (10,712)     (9,807)     (9,209)
 Amortization of:
  Transition asset .......................     (1,228)     (1,228)     (1,228)
  Prior service cost .....................        154         154         154
                                            ---------    --------    --------
 Total net periodic benefit cost .........  $   4,420    $  3,393    $  1,823
                                            =========    ========    ========

     Prior service cost is being amortized on a straight-line basis over the estimated average remaining service period of employees. In determining the projected benefit obligation at December 31, 1999, 1998 and 1997, the following assumptions were used:



                                                        1999       1998       1997
                                                     ---------- ---------- ----------
       Weighted average discount rate ..............     7.50%      6.75%      7.25%
       Rate of future compensation increases .......     4.75       4.50       4.50
       Long-term rate of return on plan assets .....     8.50       8.25       8.25


     Employees are also eligible to participate in a 401(k) plan after 31 days of service. The 401(k) plan allows associates to defer portions of their salary. Based on the employee's contribution, BancShares will match up to 75% of the employee contribution. During 1999 BancShares made participating contributions to this plan of $4,654 compared to $4,134 in 1998 and $3,758 during 1997.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


                             (Dollars in thousands)

NOTE L -- OTHER NONINTEREST EXPENSE
     Other noninterest expense for the years ended December 31 consisted of the following:



                                               1999       1998       1997
                                            ---------- ---------- ----------
Credit card expense .......................  $ 14,712   $ 12,658   $11,722
Amortization of intangibles ...............    10,963     10,652     8,641
Telecommunications expense ................    10,052      9,046     8,032
Advertising expense .......................     7,313      5,836     6,522
Postage expense ...........................     7,096      6,826     6,623
Consultant expense ........................     5,840      7,134     5,626
Other .....................................    60,963     55,950    47,670
                                             --------   --------   -------
 Total other noninterest expense ..........  $116,939   $108,102   $94,836
                                             ========   ========   =======

NOTE M -- INCOME TAXES

     At December 31, income tax expense consisted of the following:



                                                     1999       1998       1997
                                                  ---------- ---------- ----------
 Current tax expense
  Federal .......................................  $ 48,261   $ 44,442   $37,937
  State .........................................     3,813      1,561        80
                                                   --------   --------   -------
   Total current tax expense ....................    52,074     46,003    38,017
                                                   --------   --------   -------
 Deferred tax expense (benefit)
  Federal .......................................    (2,754)    (5,252)    1,179
  State .........................................      (724)    (1,019)      296
                                                   --------   --------   -------
   Total deferred tax expense (benefit) .........    (3,478)    (6,271)    1,475
                                                   --------   --------   -------
   Total tax expense ............................  $ 48,596   $ 39,732   $39,492
                                                   ========   ========   =======

     Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent in each period to pretax income as a result of the following:



                                                                                           1999       1998       1997
                                                                                        ---------- ---------- ----------
Income at statutory rates .............................................................  $ 45,639   $ 38,759   $ 38,518
Increase (reduction) in income taxes resulting from:
  Amortization of goodwill ............................................................     2,096      2,082      2,099
  Nontaxable income on loans and investments, net of nondeductible expenses ...........    (1,276)    (1,346)    (1,295)
  State and local income taxes, including change in valuation allowance, net of federal
   income tax benefit .................................................................     2,008        352        244
  Other, net ..........................................................................       129       (115)       (74)
                                                                                         --------   --------   --------
   Total tax expense ..................................................................  $ 48,596   $ 39,732   $ 39,492
                                                                                         ========   ========   ========

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


                             (Dollars in thousands)

NOTE M -- INCOME TAXES -- Continued

     The net deferred tax asset included the following components at December
31:



                                                              1999       1998
                                                           ---------- ----------
Reserve for loan losses ..................................  $38,757    $38,015
Deferred compensation ....................................    5,333      5,307
Net periodic pension accrual .............................    3,550      1,812
Other ....................................................    2,973      3,131
                                                            -------    -------
 Gross deferred tax asset ................................   50,613     48,265
Less valuation allowance .................................    2,606      2,628
                                                            -------    -------
 Deferred tax asset ......................................   48,007     45,637
                                                            -------    -------
Accelerated depreciation .................................    5,200      3,440
Lease financing activities ...............................    5,777      4,913
Unrealized gain on marketable equity securities ..........    4,242      5,959
Net deferred loan fees and costs .........................    2,295      2,342
Other ....................................................    1,500      3,461
                                                            -------    -------
 Deferred tax liability ..................................   19,014     20,115
                                                            -------    -------
 Net deferred tax asset ..................................  $28,993    $25,522
                                                            =======    =======

     BancShares has historically incurred immaterial amounts of state income tax expense. The valuation allowance of $2,606 and $2,628 at December 31, 1999 and 1998, respectively, is the amount necessary to reduce BancShares' gross state deferred tax asset to the amount which is more likely than not to be realized.


NOTE N -- RELATED PARTY TRANSACTIONS

     BancShares, FCB and ASB have had, and expect to have in the future, banking transactions in the ordinary course of business with several directors, officers and their associates ("Related Parties"), on substantially the same terms, including interest rates and collateral , as those prevailing at the time for comparable transactions with others. Those transactions neither involve more than the normal risk of collectibility nor present any unfavorable features.

     An analysis of changes in the aggregate amounts of loans to Related Parties for the year ended December 31, 1999 is as follows:


  Balance at beginning of year .........  $24,130
  New loans ............................   13,522
  Repayments ...........................    8,847
                                          -------
  Balance at end of year ...............  $28,805
                                          =======

     BancShares provides certain processing and operational services to other financial institutions. Certain of these institutions are deemed to be Related Parties since significant shareholders of BancShares are also deemed to be significant shareholders of the other banks. During 1999, 1998 and 1997, BancShares received $12,723, $12,012 and $10,558, respectively, for services rendered to these Related Parties, substantially all of which is included in fees from processing services and relates to data processing services.

     During 1999 and 1998, BancShares sold several of its branch offices to Related Parties. Income from sale of branches includes gains of $4,432 and $3,067 earned on the sale of these branches. No such gains were recognized during 1997.

     Investment securities available for sale includes investments in certain Related Parties. For 1999, these investments had a carrying value of $10,624 and a cost of $680. For 1998, these investments had a carrying value of $13,709 and a cost of $680.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


                             (Dollars in thousands)

NOTE O -- ACQUISITIONS AND DIVESTITURES
     BancShares and its subsidiaries have consummated numerous acquisitions in recent years. All of the acquisitions have been accounted for as purchases, with the results of operations not included in BancShares' Consolidated Statements of Income until after the transaction date. The pro forma impact of the acquisitions as though they had been made at the beginning of the periods presented is not material to BancShares' consolidated financial statements.

     As of December 31, 1999 and 1998, BancShares had goodwill of $55,774 and $61,946 respectively. Deposit intangibles totaled $56,208 and $59,784, respectively.

     The following table provides information regarding the acquisitions and divestitures that have been consummated during the three-year period ended December 31, 1999:



Date             Institution and Location                                  Assets       Deposits    Intangible
---------------- ------------------------------------------------------ ------------ ------------- -----------
March 1999       Purchase of five offices of Colonial Bank               $    1,342   $   27,506    $    981
                 Southwest Florida
1999             Various branch sales(1)                                    (41,523)    (123,048)     (1,004)
February 1998    Purchase of fifteen Signet Bank branches                   262,020      296,852      32,577
                 Virginia
1998             Various other branch purchases                              23,472       23,556       2,320
1998             Various branch sales(1)                                   (132,138)    (138,390)     (6,276)
September 1997   Purchase of First Savings Financial Corp.                   45,431       36,025       1,826
                 Reidsville, North Carolina
May 1997         Purchase of four Wachovia Bank branches                     80,613       86,460       7,250
                 Western North Carolina
April 1997       Purchase of three First Union National Bank branches        42,171       45,179       3,010
                 Western North Carolina

---------
(1) For 1999 and 1998, certain branch sales were made to Related Parties. See Note N.


NOTE P -- REGULATORY REQUIREMENTS

     BancShares and its banking subsidiaries are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations require the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of its vault cash. For 1999, the average requirement for FCB was $155,829. This amount was fully satisfied by vault cash balances.

     Various regulatory agencies have implemented guidelines that evaluate capital based on risk adjusted assets. An additional capital computation evaluates tangible capital based on tangible assets. Minimum capital requirements set forth by the regulators require a Tier 1 capital ratio of no less than 4 percent of risk adjusted assets, a total capital ratio of no less than 8 percent of risk adjusted assets, and a leverage capital ratio of no less than 4 percent of tangible assets. To meet the FDIC's well capitalized standards, the Tier 1 and total capital ratios must be at least 6 percent and 10 percent, respectively. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements.

     Based on the most recent notification from its regulators, FCB is well capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 1999, BancShares, FCB and ASB met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect its well capitalized status.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


                             (Dollars in thousands)

NOTE P -- REGULATORY REQUIREMENTS -- Continued

     Following is an analysis of FCB capital ratios as of December 31, 1999 and 1998:



                                                                              Minimum Ratio
                                                                            to Maintain Well-
                                                         FCB               Capitalized Status
                                            ----------------------------- ---------------------
                                                 1999           1998         1999       1998
                                            -------------- -------------- ---------- ----------
Risk-based capital:
Tier 1 capital ............................  $   733,212    $   679,983
Total capital .............................      813,424        764,492
Risk-adjusted assets ......................    7,265,921      6,691,729
Quarterly average tangible assets .........    9,046,638      8,827,652
Tier 1 capital ratio ......................        10.09%         10.16%      6.00%      6.00%
Total capital ratio .......................        11.20          11.42      10.00      10.00
Leverage capital ratio ....................         8.10           7.70       5.00       5.00

     The Board of Directors of FCB may declare a dividend of a portion of its undivided profits as it may deem appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, without prior regulatory approval. As of December 31, 1999, this amount was $489,444. Dividends declared by FCB amounted to $48,485 in 1999, $68,606 in 1998 and $24,727 in 1997.


NOTE Q -- COMMITMENTS AND CONTINGENCIES

     In the normal course of business, BancShares and its subsidiaries have financial instruments with off-balance sheet risk in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and forward commitments to sell loans. These instruments involve, to varying degrees, elements of credit, interest rate or liquidity risk.

     Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit-risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment. At December 31, 1999 and 1998, BancShares had unused commitments totaling $2,820,530 and $2,282,490 respectively.

     Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, BancShares' credit policies also govern the issuance of standby letters of credit. At December 31, 1999 and 1998, BancShares had standby letters of credit amounting to $27,129 and $15,327, respectively.

     Management has elected to enter into forward commitments to sell loans as a hedge against fluctuations in market rates for the commitments to originate residential mortgage loans. These forward commitments, which totaled $23,000 and $160,000 at December 31, 1999 and 1998, respectively, were at fixed prices and were scheduled to settle within 60 days of that date. At December 31, 1999 and 1998, these forward commitments had no carrying value and unrealized losses of $268 and $1,037 respectively. These amounts are included with the carrying value of loans held for sale and commitments to originate mortgage loans when determining whether a valuation allowance is required to reduce the loans and commitments to originate mortgage loans to the lower of cost or market.

     BancShares and various subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on BancShares' consolidated financial statements.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


                             (Dollars in thousands)

NOTE R -- FIRST CITIZENS BANCSHARES, INC. (PARENT COMPANY)
     First Citizens BancShares, Inc.'s principal assets are its investments in and receivables from its subsidiaries. Its sources of income are dividends and interest income on funds borrowed by the Bank. The Parent Company's condensed balance sheets as of December 31, 1999 and 1998, and the related condensed statements of income and cash flows for the years ended December 31, 1999, 1998 and 1997 are as follows:


                           Condensed Balance Sheets



                                                              December 31
                                                      ---------------------------
                                                           1999          1998
                                                      ------------- -------------
ASSETS
Cash ................................................  $    2,906    $    2,550
Investment securities held to maturity ..............      50,000       211,967
Investment securities available for sale ............      15,751        24,080
Investment in bank subsidiaries .....................     846,529       785,384
Due from subsidiaries ...............................     275,841       124,033
Other assets ........................................      56,362        64,087
                                                       ----------    ----------
 Total assets .......................................  $1,247,389    $1,212,101
                                                       ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings ...............................  $  356,984    $  372,603
Long-term obligations ...............................     154,640       154,640
Other liabilities ...................................       7,008        24,109
Common stock:
 Class A ............................................       8,890         8,906
 Class B ............................................       1,720         1,720
Surplus .............................................     143,766       143,760
Retained earnings ...................................     567,801       497,316
Accumulated other comprehensive income ..............       6,580         9,047
                                                       ----------    ----------
 Total liabilities and shareholders' equity .........  $1,247,389    $1,212,101
                                                       ==========    ==========

                        Condensed Statements of Income



                                                                                 Year Ended December 31
                                                                           ----------------------------------
                                                                               1999        1998       1997
                                                                           ------------ ---------- ----------
Interest income ..........................................................  $  17,137    $ 18,015   $15,276
Interest expense .........................................................     28,035      27,521    14,484
                                                                            ---------    --------   -------
Net interest income (loss) ...............................................    (10,898)     (9,506)      792
Dividends from subsidiaries ..............................................     48,485      68,606    32,814
Other income .............................................................      1,814          95       437
Other operating expense ..................................................      7,346       7,288     6,531
                                                                            ---------    --------   -------
Income before income tax benefit and equity in undistributed net income of
subsidiaries .............................................................     32,055      51,907    27,512
Income tax benefit .......................................................     (3,600)     (3,774)      (37)
                                                                            ---------    --------   -------
Income before equity in undistributed income of subsidiaries .............     35,655      55,681    27,549
Equity in undistributed net income of subsidiaries .......................     46,145      15,328    43,009
                                                                            ---------    --------   -------
 Net income ..............................................................  $  81,800    $ 71,009   $70,558
                                                                            =========    ========   =======

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued


                             (Dollars in thousands)

NOTE R -- FIRST CITIZENS BANCSHARES, INC. (PARENT COMPANY) -- Continued


                      Condensed Statements of Cash Flows



                                                                                   Year Ended December 31
                                                                           --------------------------------------
                                                                               1999         1998         1997
                                                                           ------------ ------------ ------------
OPERATING ACTIVITIES
Net income ...............................................................  $   81,800   $   71,009   $   70,558
Adjustments ..............................................................
  Undistributed net income of subsidiaries ...............................     (46,145)     (15,328)     (43,009)
  Net amortization of premiums and discounts .............................       1,742        2,159          585
  Securities gains .......................................................      (1,706)          --           --
  Change in other assets .................................................       7,895        4,005       (9,284)
  Change in other liabilities ............................................     (17,102)      14,447          751
                                                                            ----------   ----------   ----------
Net cash provided by operating activities ................................      26,484       76,292       19,601
                                                                            ----------   ----------   ----------
INVESTING ACTIVITIES
  Net change in due from subsidiaries ....................................    (151,808)     (12,925)     202,407
  Purchase of investment securities held to maturity .....................     (40,000)     (10,000)    (204,126)
  Maturities of investment securities held to maturity ...................     200,000           --           --
  Proceeds from sales of investment securities available for sale ........       7,624           --           --
  Investment in subsidiaries .............................................     (15,000)    (154,640)     (51,200)
                                                                            ----------   ----------   ----------
Net cash provided (used) by investing activities .........................         816     (177,565)     (52,919)
                                                                            ----------   ----------   ----------
FINANCING ACTIVITIES
  Net change in short-term borrowings ....................................     (15,619)      27,074       50,101
  Originations of long-term obligations ..................................          --      154,640           --
  Repurchase of common stock .............................................        (706)     (74,520)      (2,111)
  Cash dividends paid ....................................................     (10,619)     (10,661)     (11,384)
                                                                            ----------   ----------   ----------
Net cash (used) provided by financing activities .........................     (26,944)      96,533       36,606
                                                                            ----------   ----------   ----------
Net change in cash .......................................................         356       (4,740)       3,288
Cash balance at beginning of year ........................................       2,550        7,290        4,002
                                                                            ----------   ----------   ----------
Cash balance at end of year ..............................................  $    2,906   $    2,550   $    7,290
                                                                            ----------   ----------   ----------
Cash payments for
  Interest ...............................................................  $   29,159   $   22,768   $   14,484
  Income taxes ...........................................................      56,754       42,802       37,984
                                                                            ----------   ----------   ----------
Supplemental disclosure of noncash investing and financing activities:
  Unrealized (loss) gain on marketable equity securities .................      (3,871)      (1,062)       4,588
  Change in obligation to repurchase common stock ........................          --          624       73,692

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 10, 2000            FIRST CITIZENS BANCSHARES, INC. (Registrant)


                                             /S/ JAMES B. HYLER, JR.
                                      -----------------------------------------
                                                 James B. Hyler, Jr.
                                             Vice Chairman and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on March 10, 2000.

                          Signature                                             Title                        Date
-------------------------------------------------------------  --------------------------------------- ---------------
  /s/ LEWIS R. HOLDING                                         Chairman and Chief Executive Officer     March 10, 2000
  ----------------------------------                             (principal executive officer)
  Lewis R. Holding

  /s/FRANK B. HOLDING                                          Executive Vice Chairman                  March 10, 2000
  ----------------------------------
  Frank B. Holding

  /s/ JAMES B. HYLER, JR.                                      Vice Chairman                            March 10, 2000
  ----------------------------------
  James B. Hyler, Jr.

  /s/ FRANK B. HOLDING, JR.                                    President                                March 10, 2000
  ----------------------------------
  Frank B. Holding, Jr.

  /s/ KENNETH A. BLACK                                         Vice President, Treasurer, and Chief     March 10, 2000
  ----------------------------------                             Financial Officer (principal financial
  Kenneth A. Black                                               and accounting officer)


  /s/ JOHN M. ALEXANDER, JR.                                   Director                                 March 10, 2000
  ----------------------------------
  John M. Alexander, Jr.

  /s/ TED L. BISSETT                                           Director                                 March 10, 2000
  ----------------------------------
  Ted L. Bissett

  /s/ B. IRVIN BOYLE                                           Director                                 March 10, 2000
  ----------------------------------
  B. Irvin Boyle

  /s/ GEORGE H. BROADRICK                                      Director                                 March 10, 2000
  ----------------------------------
  George H. Broadrick

  /s/ BETTY M. FARNSWORTH                                      Director                                 March 10, 2000
  ----------------------------------
  Betty M. Farnsworth

  /s/ LEWIS M. FETTERMAN                                       Director                                 March 10, 2000
  ----------------------------------
  Lewis M. Fetterman

                          Signature                               Title         Date
-------------------------------------------------------------  ---------- ---------------
  /s/ CARMEN P. HOLDING                                        Director    March 10, 2000
  ----------------------------------
  Carmen P. Holding

  /s/ CHARLES B.C. HOLT                                        Director    March 10, 2000
  ----------------------------------
  Charles B.C. Holt

                                                               Director    March 10, 2000
  ----------------------------------
  Edwin A. Hubbard

  /s/ GALE D. JOHNSON                                          Director    March 10, 2000
  ----------------------------------
  Gale D. Johnson

  /s/ FREEMAN R. JONES                                         Director    March 10, 2000
  ----------------------------------
  Freeman R. Jones

  /s/ LUCIUS S. JONES                                          Director    March 10, 2000
  ----------------------------------
  Lucius S. Jones

  /s/ JOSEPH T. MALONEY, JR.                                   Director    March 10, 2000
  ----------------------------------
  Joseph T. Maloney, Jr.

  /s/ J. CLAUDE MAYO, JR.                                      Director    March 10, 2000
  ----------------------------------
  J. Claude Mayo, Jr.

  /s/ WILLIAM MCKAY                                            Director    March 10, 2000
  ----------------------------------
  William McKay

  /s/ BRENT D. NASH                                            Director    March 10, 2000
  ----------------------------------
  Brent D. Nash

  /s/ LEWIS T. NUNNELEE, II                                    Director    March 10, 2000
  ----------------------------------
  Lewis T. Nunnelee, II

  /s/ TALBERT O. SHAW                                          Director    March 10, 2000
  ----------------------------------
  Talbert O. Shaw

  /s/ R. C. SOLES, JR.                                         Director    March 10, 2000
  ----------------------------------
  R. C. Soles, Jr.

  /s/ DAVID L. WARD, JR.                                       Director    March 10, 2000
  ----------------------------------
  David L. Ward, Jr.

                                  EXHIBIT INDEX

Exhibit                                                                                       Sequential
Number                         Description of Exhibit                                         Page Number
----------------------------------------------------------------------------------------------------------
      3.1     Certificate of Incorporation of the Registrant, as amended
              (incorporated herein by reference to Exhibit 3.1 of the 1992
              Annual Report to the SEC on Form 10-K)                                               -

      3.2     Bylaws of the Registrant, as amended (incorporated herein by reference
              to Exhibit 3.2 of the September 30, 1997 Report to the SEC on Form 10-Q)             -

      4.1     Specimen of Registrant's Class A Common Stock certificate (incorporated herein by reference to Exhibit 4.1 of the 1993 Annual Report to the SEC
              on Form 10-K)                                                                        -

      4.2     Specimen of Registrant's Class B Common Stock certificate (incorporated herein by reference to Exhibit 4.2 of the 1993 Annual Report to the SEC
              on Form 10-K)                                                                        -

      10.1    Employee Death Benefit and Post-Retirement Non-Competition and
              Consultation Agreement, dated January 1, 1986 (incorporated herein by reference to Exhibit 10.1 of the 1987 Annual Report to the SEC on Form
              10-K), as amended by the Fourth Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated
              October 26, 1998, between Registrant's subsidiary, First-Citizens Bank &
              Trust Company, and Lewis R. Holding (incorporated herein by reference
              to Exhibit 10.1 of the 1998 Annual Report to the SEC on Form 10-K)                   -

      10.2    Employee Death Benefit and Post-Retirement Non-Competition and
              Consultation Agreement, dated January 1, 1986 (incorporated herein by reference to Exhibit 10.2 of the 1987 Annual Report to the SEC
              on Form 10-K), as amended by the Fourth Amendment of Employee
              Death Benefit and Post-Retirement Non-Competition and Consultation
              Agreement, dated October 26, 1998, between Registrant's subsidiary,
              First-Citizens Bank & Trust Company, and Frank B. Holding (incorporated herein by reference to Exhibit 10.2 of the 1998 Annual Report to the
              SEC on Form 10-K)                                                                    -

      10.3    Employee Death Benefit and Post-Retirement Non-Competition and
              Consultation Agreement, dated January 1, 1986 (incorporated herein by reference to Exhibit 10.3 of the 1988 Annual Report to the SEC on Form
              10-K), as amended by the Fourth Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated
              October 26, 1998, between Registrant's subsidiary, First-Citizens Bank &
              Trust Company, and James B. Hyler, Jr. (incorporated herein by reference
              to Exhibit 10.3 of the 1998 Annual Report to the SEC on Form 10-K)                   -

      10.4    Employee Death Benefit and Post-Retirement Non-Competition and
              Consultation Agreement, dated January 23, 1995 (incorporated herein by by reference to Exhibit 10.4 of the 1994 Annual Report to the SEC on Form
              10-K), as amended by the First Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated
              October 26, 1998, between  Registrant's subsidiary, First-Citizens Bank &
              Trust Company, and Frank B. Holding, Jr. (incorporated herein by reference
              to Exhibit 10.4 of the 1998 Annual Report to the SEC on Form 10-K)                   -



                            EXHIBIT INDEX (CONTINUED)

Exhibit                                                                                       Sequential
Number                         Description of Exhibit                                         Page Number
----------------------------------------------------------------------------------------------------------
      10.5    Employee Death Benefit and Post-Retirement Non-Competition and
              Consultation Agreement, dated January 22, 1996, as amended by the
              First Amendment of Employee Death Benefit and Post-Retirement
              Noncompetition and Consultation Agreement, dated October 26, 1998, between Registrant's subsidiary, First-Citizens Bank & Trust
              Company, and Joseph A. Cooper, Jr. (filed herewith)                                 53

      10.6    Second Death Benefit and Post-Retirement Noncompetition and
              Consultation Agreement dated April 28, 1997, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and George H.
              Broadrick (incorporated herein by reference to Exhibit 10.6 of the 1997
              Annual Report to the SEC on Form 10-K)                                               -

      10.7    Consulting Agreement dated February 17, 1988, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and George H.
              Broadrick (incorporated herein by reference to Exhibit 10.7 of the
              1987 Annual Report to the SEC on Form 10-K)                                          -

      10.9    Retirement Payment Agreement dated May 1, 1985, between First Federal
              Savings and Loan Association, Hendersonville, North Carolina ("Frist
              Federal") and William McKay, which agreement was ratified by Registrant upon its acquisition of First Federal (incorporated herein by reference
              to Exhibit 10.9 of the 1991 Annual Report to the SEC on Form 10-K)                   -

      10.10   Retirement Payment Agreement dated August 1, 1987, between First
              Federal and William McKay, which agreement was ratified by Registrant upon its acquisition of First Federal (incorporated herein by reference to
              Exhibit 10.10 of the 1991 Annual Report to the SEC on Form 10-K)                     -

      10.11   Employment Agreement dated August 4, 1995, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Brent D. Nash
              (incorporated herein by reference to Exhibit 10.10 of the 1994
              Annual Report to the SEC on Form 10-K)                                               -

      10.12   Retirement Payment Agreement dated August 8, 1991, between Edgecombe
              Homestead Savings Bank, Inc., SSB ("Edgecombe"), and Brent D. Nash, which agreement was ratified by Registrant upon its acquisition of Edgecombe
              (incorporated herein by reference to Exhibit 10.10 of the 1994 Annual
              Report to the SEC on Form 10-K)                                                      -

      10.13   Article IV Section 4.1.d of the Agreement and Plan of Reorganization and
              Merger by and among First Investors Savings Bank, Inc., SSB, First-Citizens
              Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1994, located at page II-38 of Registrant's S-4 Registration Statement filed with
              the SEC on December 19, 1994 (Registration No. 33-84514)                             -



                            EXHIBIT INDEX (CONTINUED)

Exhibit                                                                                       Sequential
Number                         Description of Exhibit                                         Page Number
----------------------------------------------------------------------------------------------------------
      10.14   Article IV Section 4.1.e of the Agreement and Plan of
              Reorganization nd Merger by and among State Bank and
              First-Citizens Bank & Trust Company and First Citizens BancShares,
              Inc., dated October 25, 1994, located at page I-36 of Registrant's
              S-4 Registration Statement filed with the SEC on November 16, 1994
              (Registration No. 33-86286)                                                          -

      10.15   Article V Section 5.4.a of the Agreement and Plan of Reorganization
              and Merger By and Between Allied Bank Capital, Inc. and First Citizens
              BancShares, Inc., dated August 7, 1995, located at page I-47 of
              Registrant's S-4 Registration Statement filed with the SEC on September
              28, 1995 (Registration No. 33-63009)                                                 -

      10.16   Amended and Restated Agreement of FCB/NC Capital Trust I
              (incorporated herein by reference to Exhibit 4.1 of Registrant's
              Registration Statement No. 333-59039 filed with the SEC on July 14, 1998)            -

      10.17   Form of Guarantee Agreement (incorporated herein by reference to
              Exhibit 4.2 of Registrant's Registration Statement No. 333-59039
              filed with the SEC on July 14, 1998)                                                 -

      10.18   Junior Subordinated Indenture between Registrant and Bankers
              Trust Company, as Debenture Trustee (incorporated herein by reference to Exhibit 4.3 of Registrant's Registration Statement
              No. 333-59039 filed with the SEC on July 14, 1998)                                   -

      13      Registrant's 1998 Annual Report for the year ended December 31, 1998
              (filed herewith)

      22      Subsidiaries of the Registrant (filed herewith)                                     67

      27      Financial Data Schedule (filed herewith)                                            68

      99      Registrant's definitive Proxy Statement dated March 17, 2000
              (filed pursuant to Rule 14a-6(c))                                                    -

                                     52