Form 10-Q
period 2000-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2000-05-15
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  March 31, 2000

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

                          Yes    X           No  _____


Class A Common Stock--$1 Par Value-- 8,835,748 shares Class B Common Stock--$1 Par Value-- 1,720,360 shares (Number of shares outstanding, by class, as of May 10, 2000)

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets at March 31, 2000, December 31, 1999, and March 31, 1999


          Consolidated Statements of Income for the three-month periods ended March 31, 2000, and March 31, 1999



          Consolidated Statements of Changes in Shareholders' Equity for the three-month periods ended March 31, 2000, and March 31, 1999


          Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2000, and March 31, 1999


          Notes to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 3.   Market Risk Disclosure

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters tyo a vote of Security Holders

          On April 24, 2000 at the Annual Meeting of Shareholders of Registrant two matters were considered by the shareholders:

          (a) Election of Diorectors - The shareholder vote regarding the elec-tion of the nominees for Board of Directors was:

               Nominee                      For              Withheld
          ------------------------------------------------------------
          J.M. Alexander, Jr.            33,357,603           170,932
          T.L. Bissett                   33,357,906           170,632
          B.I. Boyle                     32,957,352           571,183
          G.H. Broadrick                 32,965,137           563,398
          H.M. Craig, III                33,358,103           170,432
          B.M. Farnsworth                32,964,341           564,194
          L.M. Fetterman                 32,965,037           563,498
          C.P. Holding                   33,357,557           170,978
          F.B. Holding                   33,357,737           170,798
          F.B. Holding, Jr.              33,357,966           170,569
          L.R. Holding                   33,355,811           172,724
          C.B.C. Holt                    32,828,797           699,738
          J.B. Hyler, Jr.                33,355,666           172,899
          G.D. Johnson                   32,961,037           567,498
          F.R. Jones                     32,965,787           562,748
          L.S. Jones                     33,357,603           170,932
          J.T. Maloney, Jr.              33,356,662           171,873
          J.C. Mayo, Jr.                 33,357,887           170,648
          W. McKay                       32,964,812           563,723
          B.D. Nash                      33,358,062           170,473
          L.T. Nunnellee, II             32,961,476           567,059
          T.O. Shaw                      32,959,137           569,398
          R.C. Soles, Jr.                33,357,962           170,573
          D.L. Ward, Jr.                 33,268,086           210,449

          (b) Appointment of Independent Public Accountant - The shareholder vote regarding tha appiondment of KPMG LLP as BancShares' independent public accountant for 2000 was:

               For:                      33,481,753
               Against:                       4,166
               Withheld:                     42,616

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b) Reports on Form 8-K. During the quarter ended March 31, 2000, Registrant filed no Current Reports on Form 8-K.




                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  May 10, 2000                            By:/s/Kenneth A. Black
                                                   Kenneth A. Black
                                                   Vice President, Treasurer,
                                                   and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
First Quarter  2000


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries

                                                                               March 31*        December 31#            March 31*
(thousands,except share data)                                                      2000                1999                 1999

Assets
Cash and due from banks                                                        $446,995            $591,605             $483,590
Overnight investments                                                           521,441             473,393              350,000
Investment securities held to maturity                                        1,530,632           1,353,321            2,075,213
Investment securities available for sale                                         16,582              18,573               24,669
Loans                                                                         6,828,095           6,751,039            6,244,828
Less reserve for loan losses                                                     99,590              98,690               96,340
------------------------------------------------------------------------------------------------------------------------------------
    Net loans                                                                 6,728,505           6,652,349            6,148,488
Premises and equipment                                                          406,731             397,397              374,110
Income earned not collected                                                      51,548              52,621               59,824
Other assets                                                                    178,298             177,840              186,269
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                                                             $9,880,732          $9,717,099           $9,702,163
====================================================================================================================================

Liabilities
Deposits:
    Noninterest-bearing                                                      $1,382,750          $1,343,353           $1,301,195
    Interest-bearing                                                          6,913,100           6,830,245            6,877,903
------------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                                            8,295,850           8,173,598            8,179,098
Short-term borrowings                                                           587,087             568,301              584,830
Long-term obligations                                                           154,915             155,683              157,529
Other liabilities                                                               101,744              90,760              104,453
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                         9,139,596           8,988,342            9,025,910

Shareholders' equity
Common stock:
Class A-$1 par value (8,846,489; 8,890,039 and
    8,905,199 shares issued, respectively)                                        8,847               8,890                8,906
Class B-$1 par value (1,720,360 shares issued
    for all periods)                                                              1,720               1,720                1,720
Surplus                                                                         143,766             143,766              143,760
Retained earnings                                                               581,953             567,801              513,709
Accumulated other comprehensive income                                            4,850               6,580                8,158
------------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                  741,136             728,757              676,253
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                               $9,880,732          $9,717,099           $9,702,163
====================================================================================================================================
* Unaudited
# Derived from the Consolidated Balance Sheet included in the 1999 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.



First Citizens BancShares, Inc and Subsidiaries
First Quarter  2000

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries
                                                                                                Three Months Ended
                                                                                                     March 31
(thousands, except per share data, unaudited)                                               2000                   1999
Interest income
Loans                                                                                   $137,911               $122,655
Investment securities:
U. S. Government                                                                          20,915                 29,283
State, county and municipal                                                                   48                     38
Other                                                                                        122                    120
------------------------------------------------------------------------------------------------------------------------
Total investment securities interest income                                               21,085                 29,441
Overnight investments                                                                      4,990                  3,360
------------------------------------------------------------------------------------------------------------------------
Total interest income                                                                    163,986                155,456
Interest expense
Deposits                                                                                  64,800                 60,869
Short-term borrowings                                                                      6,431                  5,659
Long-term obligations                                                                      3,150                  3,185
------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                    74,381                 69,713
------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                       89,605                 85,743
Provision for loan losses                                                                  3,459                  2,662
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                       86,146                 83,081
Noninterest income
Service charges on deposit accounts                                                       14,060                 11,600
Credit card income                                                                         7,841                  6,322
Trust income                                                                               3,742                  3,507
Fees from processing services                                                              3,277                  3,293
Commission income                                                                          2,782                  2,265
ATM income                                                                                 2,487                  2,344
Mortgage income                                                                            1,405                  2,497
Other service charges and fees                                                             3,151                  2,444
Securities gains                                                                               -                    777
Other                                                                                      2,606                  3,146
------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                  41,351                 38,195
Noninterest expense
Salaries and wages                                                                        41,025                 39,097
Employee benefits                                                                          8,868                  7,558
Occupancy expense                                                                          8,247                  7,131
Equipment expense                                                                          9,169                  9,231
Other                                                                                     28,978                 28,201
------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                                 96,287                 91,218
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                31,210                 30,058
Income taxes                                                                              11,696                 11,010
------------------------------------------------------------------------------------------------------------------------
 Net income                                                                              $19,514                $19,048
------------------------------------------------------------------------------------------------------------------------
Average shares outstanding                                                            10,592,378             10,625,559
------------------------------------------------------------------------------------------------------------------------
Per Share
Net income                                                                                 $1.84                  $1.79
Cash dividends                                                                              0.25                   0.25
------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
First Quarter  2000

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries

                                                                                             Accumulated
                                               Class A   Class B                                   Other
                                                Common    Common               Retained    Comprehensive       Total
(thousands,except share data, unaudited)         Stock     Stock     Surplus   Earnings           Income      Equity
Balance at December 31, 1998                    $8,906    $1,720    $143,760   $497,316           $9,047    $660,749
Net income                                                                       19,048                       19,048
Unrealized securities losses, net of $585
      deferred tax benefit                                                                          (889)       (889)
Cash dividends                                                                   (2,655)                      (2,655)

=====================================================================================================================
Balance at March 31, 1999                       $8,906    $1,720    $143,760   $513,709           $8,158    $676,253
=====================================================================================================================

Balance at December 31, 1999                    $8,890    $1,720    $143,766   $567,801           $6,580    $728,757
Net income                                                                       19,514                       19,514
Unrealized securities losses, net of $1,128
      deferred tax benefit                                                                        (1,730)     (1,730)
Cash dividends                                                                   (2,653)                      (2,653)
Redemption of 43,550 shares of Class A
    common stock                                   (43)                          (2,709)                      (2,752)

=====================================================================================================================
Balance at March 31, 2000                       $8,847    $1,720    $143,766   $581,953           $4,850    $741,136
=====================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
First Quarter  2000

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries


                                                                                                Three months ended March 31,

(thousands, unaudited)                                                                               2000            1999
Operating Activities
Net income                                                                                        $19,514           $19,048
Adjustments to reconcile net income to cash
   provided  by operating activities:
  Amortization of intangibles                                                                       2,951             2,916
  Provision for loan losses                                                                         3,459             2,662
  Deferred tax benefit                                                                             (1,505)           (2,227)
  Change in current taxes payable                                                                  11,944             9,877
  Depreciation                                                                                      7,377             7,460
  Change in accrued interest payable                                                               (4,368)           (7,813)
  Change in income earned not collected                                                             1,073             1,828
  Securities gains                                                                                      -              (777)
  Origination of loans held for sale                                                              (41,216)         (163,785)
  Proceeds from sale of loans held for sale                                                        47,072           194,703
  Loss (gain) on loans held for sale                                                                   10            (1,593)
  Net amortization of premiums and discounts                                                        1,113             3,275
  Net change in other assets                                                                         (776)           (4,799)
  Net change in other liabilities                                                                   3,408            (3,300)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                          50,056            57,475
----------------------------------------------------------------------------------------------------------------------------

Investing Activities
  Net increase in loans outstanding                                                               (85,481)          (80,999)
  Purchases of investment securities held to maturity                                            (493,060)         (356,874)
  Purchases of investment securities available for sale                                              (867)           (2,119)
  Proceeds from maturities of investment securities held to maturity                              314,636           413,758
  Proceeds from sales of investment securities available for sale                                       -             1,710
  Net change in overnight investments                                                             (48,048)         (117,275)
  Dispositions of premises and equipment                                                              990             6,311
  Additions to premises and equipment                                                             (17,701)          (20,805)
----------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                            (329,531)         (156,293)
----------------------------------------------------------------------------------------------------------------------------

Financing Activities
  Net change in time deposits                                                                      64,806             6,280
  Net change in demand and other interest-bearing deposits                                         57,446            60,410
  Net change in short-term borrowings                                                              18,018            15,418
  Repurchases of common stock                                                                      (2,752)                -
  Cash dividends paid                                                                              (2,653)           (2,655)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                         134,865            79,453
----------------------------------------------------------------------------------------------------------------------------

Change in cash and due from banks                                                                (144,610)          (19,365)
Cash and due from banks at beginning of period                                                    591,605           502,955
============================================================================================================================
Cash and due from banks at end of period                                                         $446,995          $483,590
============================================================================================================================
Cash payments for:
  Interest                                                                                        $78,749           $77,526
  Income taxes                                                                                      7,587             3,423
----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of noncash investing and financing activities:
  Common stock issued for acquisitions                                                                  -                 -
Supplemental disclosure of noncash investing and financing activities:
  Unrealized securities losses                                                                     (2,858)           (1,474)
----------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements



First Citizens BancShares, Inc. and Subsidiaries
First Quarter  2000

Note A
Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete statements.
     In the opinion of management, the consolidated statements contain all material adjustments necessary to present fairly the financial position of First Citizens BancShares, Inc. as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
     These financial statements should be read in conjunction with the financial statements and notes included in the 1999 First Citizens BancShares, Inc. Annual Report, which is incorporated by reference on Form 10-K. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2000. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.

Note B
Comprehensive Income
The following table displays comprehensive income for the periods indicated:

                                                     Three months ended March 31

(thousands)                                             2000               1999
Net income                                           $19,514            $19,048
Other comprehensive income (loss)                     (1,730)              (889)
================================================================================
Comprehensive income                                 $17,784            $18,159
================================================================================

First Citizens BancShares, Inc. and Subsidiaries
First Quarter  2000

 Financial Summary
                                                                                                                            Table 1
                                                            2000                                     1999
                                                           First           Fourth            Third          Second            First
(thousands, except per share data and ratios)            Quarter          Quarter          Quarter         Quarter          Quarter

Summary of Operations
Interest income                                         $163,986         $161,251         $160,224        $156,960         $155,456
Interest expense                                          74,381           72,511           70,497          68,821           69,713
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                       89,605           88,740           89,727          88,139           85,743
Provision for loan losses                                  3,459            3,503            3,329           2,178            2,662
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for loan losses                                       86,146           85,237           86,398          85,961           83,081
Noninterest income                                        41,351           41,975           45,898          39,271           38,195
Noninterest expense                                       96,287           95,911           95,104          93,387           91,218
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                31,210           31,301           37,192          31,845           30,058
Income taxes                                              11,696           11,984           14,060          11,542           11,010
====================================================================================================================================
Net income                                               $19,514          $19,317          $23,132         $20,303          $19,048
====================================================================================================================================
Net interest income-taxable equivalent                   $90,374          $89,267          $90,258         $88,703          $86,338
------------------------------------------------------------------------------------------------------------------------------------
Selected Quarterly Averages
Total assets                                          $9,658,251       $9,721,360       $9,644,135      $9,605,512       $9,517,513
Investment securities                                  1,497,278        1,583,216        1,897,593       2,066,519        2,091,575
Loans                                                  6,789,203        6,646,312        6,474,200       6,289,714        6,180,106
Interest-earning assets                                8,667,039        8,627,990        8,689,146       8,659,199        8,558,123
Deposits                                               8,128,968        8,140,962        8,121,209       8,139,147        8,018,971
Interest-bearing liabilities                           7,512,781        7,533,726        7,518,874       7,490,958        7,495,944
Long-term obligations                                    155,171          158,975          156,856         157,453          158,307
Shareholders' equity                                    $734,777         $720,617         $702,065        $683,771         $668,087
Shares outstanding                                    10,592,378       10,625,208       10,625,559      10,625,559       10,625,559
------------------------------------------------------------------------------------------------------------------------------------
Selected Quarter-End Balances
Total assets                                          $9,880,732       $9,717,099       $9,577,715      $9,628,477       $9,702,163
Investment securities                                  1,547,214        1,371,894        1,699,520       1,975,476        2,099,882
Loans                                                  6,828,095        6,751,039        6,574,807       6,376,372        6,244,828
Interest-earning assets                                8,896,750        8,596,326        8,590,485       8,647,045        8,694,710
Deposits                                               8,295,850        8,173,598        8,062,091       8,170,433        8,179,098
Interest-bearing liabilities                           7,655,102        7,554,229        7,454,172       7,522,636        7,620,262
Long-term obligations                                    154,915          155,683          156,840         156,870          157,529
Shareholders' equity                                    $741,136         $728,757         $713,069        $692,570         $676,253
Shares outstanding                                    10,566,849       10,610,399       10,625,559      10,625,559       10,625,559
------------------------------------------------------------------------------------------------------------------------------------
Profitability Ratios (averages)
Rate of return (annualized) on:
   Total assets                                             0.81%            0.79%            0.95%           0.85%            0.81%
   Shareholders' equity                                    10.68            10.64            13.07           11.91            11.56
Dividend payout ratio                                      13.59            13.74            11.47           13.09            13.97
------------------------------------------------------------------------------------------------------------------------------------
Liquidity and Capital Ratios (averages)
Loans to deposits                                          83.52%           81.64%           79.72%          77.28%           77.07%
Shareholders' equity to total assets                        7.61             7.41             7.28            7.12             7.02
Time certificates of $100,000 or more to total
   deposits                                                 9.01             8.96             8.93            8.91             9.04
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $1.84            $1.82            $2.18           $1.91            $1.79
Cash dividends                                              0.25             0.25             0.25            0.25             0.25
Book value at period end                                   70.14            68.68            67.11           65.18            63.64
Tangible book value at period end                          59.79            58.13            56.31           54.05            52.27
-----------------------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
First Quarter  2000

 Outstanding Loans by Type
                                                                                                                 Table 2
                                                        2000                               1999
                                                       First         Fourth          Third         Second          First
(thousands)                                          Quarter        Quarter        Quarter        Quarter        Quarter
Real estate:
Construction and land development                   $208,518       $186,119       $170,467       $169,755       $166,123
  Mortgage:
    1-4 family residential                         1,368,732      1,326,642      1,311,314      1,254,010      1,276,945
    Commercial                                     1,866,544      1,810,904      1,732,853      1,641,846      1,594,076
    Equity Line                                      776,164        755,342        706,271        685,924        613,510
    Other                                            184,397        161,652        162,098        164,719        160,690
Commercial and industrial                            950,445        985,738        971,199        952,206        889,962
Consumer                                           1,340,671      1,393,227      1,400,144      1,391,491      1,437,897
Lease financing                                      127,822        123,908        111,338        106,684         95,557
Other                                                  4,802          7,507          9,123          9,737         10,068
-------------------------------------------------------------------------------------------------------------------------
    Total loans                                    6,828,095      6,751,039      6,574,807      6,376,372      6,244,828
Less reserve for loan losses                          99,590         98,690         97,965         96,765         96,340
-------------------------------------------------------------------------------------------------------------------------
    Net loans                                     $6,728,505     $6,652,349     $6,476,842     $6,279,607     $6,148,488
-------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
First Quarter  2000

 Investment Securities
                                                                                                                           Table 3
                                                      March 31, 2000                                       March 31, 1999
                                                            Average     Taxable                              Average       Taxable
                                        Book         Fair   Maturity Equivalent          Book         Fair   Maturity   Equivalent
(thousands)                            Value        Value (Yrs./Mos.)     Yield         Value        Value (Yrs./Mos.)       Yield
U. S. Government:
  Within one year                 $1,200,835   $1,184,701     0/7          5.63 %  $1,345,055   $1,351,757     0/7            5.90 %
  One to five years                  315,939      310,768     1/11         6.60       721,630      719,754     1/6            5.23
  Five to ten years                      309          310     8/7          8.11           116          121     7/0            8.38
  Over 10 years                        9,026        8,831    26/7          7.33         4,948        5,059    22/10           7.11
-----------------------------------------------------------------------------------------------------------------------------------
Total                              1,526,109    1,504,610     0/10         5.84     2,071,749    2,076,691     0/11           5.66
State, county and municipal:
  Within one year                        900          904     0/6          7.28           125          125     0/2            7.70
  One to five years                    1,761        1,777     1/2          7.27         2,664        2,754     2/6            7.27
  Over ten years                       1,557        1,586    18/0          8.59           160          165    18/5            9.14
-----------------------------------------------------------------------------------------------------------------------------------
Total                                  4,218        4,267     7/7          7.76         2,949        3,044     3/3            7.39
Other:
  Within one year                         10           10     0/4          5.24           210          210     0/2            5.24
  One to five years                       45           45     2/2          5.47            55           55     2/11           5.47
  Five to ten years                      250          250 8/4              2.25           250          250     9/4            2.25
------------------------------------------------------------------------------------------------------------------------------------
Total                                    305          305     5/6          4.95           515          515     0/8            3.81
-----------------------------------------------------------------------------------------------------------------------------------
Total securities held to maturity  1,530,632    1,509,182     1/0          5.85     2,075,213    2,080,250     0/11           5.67
Marketable equity securities           8,619       16,582                              11,136       24,669
===================================================================================================================================
Total investment securities       $1,539,251   $1,525,764                          $2,086,349   $2,104,919
===================================================================================================================================



First Citizens BancShares, Inc. and Subsidiaries
First Quarter  2000

 Consolidated Taxable Equivalent Rate/Volume Variance Analysis - First Quarter
                                                                                                                           Table 4

                                                        2000                           1999             Increase (decrease) due to:

                                                    Interest                       Interest
                                          Average    Income/  Yield/     Average    Income/  Yield/                Yield/     Total
(thousands)                               Balance    Expense   Rate      Balance    Expense   Rate       Volume     Rate     Change
Total loans                            $6,789,203   $138,653   8.20 % $6,180,106   $123,232   8.04 %    $13,161    $2,260   $15,421
Investment securities:
  U. S. Government                      1,474,744     20,915   5.70    2,063,406     29,283   5.76       (8,245)     (123)   (8,368)
  State, county and municipal               3,615         75   8.34        3,053         56   7.44           11         8        19
  Other                                    18,919        122   2.59       25,116        120   1.94          (34)       36         2
-----------------------------------------------------------------------------------------------------------------------------------
Total investment securities             1,497,278     21,112   5.67    2,091,575     29,459   5.71       (8,268)      (79)   (8,347)
Overnight investments                     380,558      4,990   5.27      286,442      3,360   4.76        1,190       440     1,630
===================================================================================================================================
Total interest-earning assets          $8,667,039   $164,755   7.63 % $8,558,123   $156,051   7.36 %     $6,083    $2,621    $8,704
===================================================================================================================================

Liabilities:
Deposits:
  Checking with Interest               $1,065,212     $1,552   0.59 % $1,071,693     $1,924   0.73 %        ($5)    ($367)    ($372)
  Savings                                 654,292      2,529   1.55      690,834      2,679   1.57         (129)      (21)     (150)
  Money market accounts                 1,495,715     14,436   3.88    1,275,292     10,344   3.29        2,012     2,080     4,092
  Time deposits                         3,602,133     46,283   5.17    3,741,259     45,922   4.98       (1,565)    1,926       361
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits         6,817,352     64,800   3.82    6,779,078     60,869   3.64          313     3,618     3,931
Federal funds purchased                    33,672        471   5.63       79,434        910   4.65         (581)      142      (439)
Repurchase agreements                     139,543      1,495   4.31      106,935        923   3.50          320       252       572
Master notes                              306,817      3,518   4.61      312,184      2,968   3.86          (42)      592       550
Other short-term borrowings                60,226        947   6.32       60,006        858   5.80            7        82        89
Long-term obligations                     155,171      3,150   8.16      158,307      3,185   8.16          (49)       14       (35)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     $7,512,781    $74,381   3.98 % $7,495,944    $69,713   3.77 %       ($32)   $4,700    $4,668
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                           3.65 %                         3.59 %
------------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield on
  interest-earning assets                            $90,374   4.19 %               $86,338   4.09 %     $6,115   ($2,079)   $4,036
------------------------------------------------------------------------------------------------------------------------------------

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for each period, and a state income tax rate of 7% for each period.

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2000

 Summary of Loan Loss Expenience and Risk Elements                                                      Table 5
                                                               2000                       1999

                                                              First       Fourth        Third      Second         First
(thousands, except ratios)                                  Quarter      Quarter      Quarter     Quarter       Quarter

Reserve balance at beginning of period                      $98,690      $97,965      $96,765      $96,340      $96,115
Provision for loan losses                                     3,459        3,503        3,329        2,178        2,662
Net charge-offs:
Charge-offs                                                  (3,290)      (3,841)      (3,150)      (3,231)      (3,465)
Recoveries                                                      731        1,063        1,021        1,478        1,028
--------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                              (2,559)      (2,778)      (2,129)      (1,753)      (2,437)
==========================================================================================================================
Reserve balance at end of period                            $99,590      $98,690      $97,965      $96,765      $96,340
==========================================================================================================================
Historical Statistics
Balances
Average total loans                                      $6,789,203   $6,646,312   $6,474,200   $6,289,714   $6,180,106
Total loans at period-end                                 6,828,095    6,751,039    6,574,807    6,376,372    6,244,828
--------------------------------------------------------------------------------------------------------------------------
Risk Elements
Nonaccrual loans                                            $10,546      $10,720      $10,580      $11,465      $12,322
Other real estate acquired through foreclosure                2,071        1,600        1,614        2,030        3,062
--------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                  $12,617      $12,320      $12,194      $13,495      $15,384
--------------------------------------------------------------------------------------------------------------------------
Accruing loans 90 days or more past due                      $5,294       $3,576       $7,350       $5,181       $5,541
--------------------------------------------------------------------------------------------------------------------------
Ratios
Net charge-offs (annualized) to average total loans            0.15 %       0.17 %       0.13 %       0.11 %       0.16 %
Reserve for loan losses to total loans at period-end           1.46         1.46         1.49         1.52         1.54
Nonperforming assets to total loans plus foreclosed
    real estate at period-end                                  0.18         0.18         0.19         0.21         0.25
--------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
First Quarter  2000

INTRODUCTION
     Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares' two banking subsidiaries. First-Citizens Bank & Trust Company ("FCB") operates branches in North Carolina, Virginia, and West Virginia. Atlantic States Bank operates offices in Georgia and Florida.

SUMMARY
     BancShares realized improved earnings during the first quarter of 2000 compared to the first quarter of 1999. Consolidated net income during the first quarter of 2000 was $19.5 million, compared to $19.0 million earned during the corresponding period of 1999. Net income per share during the first quarter of 2000 totaled $1.84, compared to $1.79 during the first quarter of 1999. Annualized return on average assets was 0.81 percent for the first quarter of 2000 and 1999. The higher net income and net income per share resulted from improved net interest income and noninterest income. These improvements were partially offset, however, by higher noninterest expense during the first quarter of 2000.

     Various profitability,  liquidity and capital ratios are presented in Table
     1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the first three months of 2000 and 1999.

INTEREST-EARNING ASSETS
     At March 31, 2000, interest-earning assets totaled $8.90 billion, an increase of $202.0 million or 2.3 percent from March 31, 1999. This increase results from growth in the loan portfolio. For the first quarter of 2000, interest-earning assets averaged $8.67 billion, a 1.3 percent increase over the first quarter of 1999.

     Loans. At March 31, 2000 and 1999, gross loans totaled $6.83 billion and $6.24 billion, respectively. As of December 31, 1999, gross loans were $6.75 billion. The $583.3 million growth in loans from March 31, 1999 to March 31, 2000 results from growth within BancShareS' commercial-purpose loans and EquityLine loans. This growth has resulted from customer demand and BancShares' strong focus on these products during this period.

     During the first quarter of 2000, loans averaged $6.79 billion, an increase of $609.1 million or 9.9 percent from the comparable period of 1999. Strong demand among commercial, business, and EquityLine customers and BancShares' ability to deliver desirable products through accessible delivery networks allowed the strong growth in loans. Commercial loans, which averaged $2.50 billion during the first quarter of 2000, increased $213.6 million or 9.3 percent over the first quarter of 1999. Business loans, which averaged $676.7 million during the first quarter of 2000, increased $230.5 million over the first quarter of 1999. EquityLine loans averaged $765.1 million during the first three months of 2000, compared to $609.9 million during the same period in 1999. This represents an increase of $155.1 million, or
     25.4 percent, over the first three months of 1999. All loans held for sale are carried at the lower of cost or fair value.

     Management anticipates continued growth among commercial-purpose loans during 2000, although the rate of growth will likely be less than that in 1999. Management projects consumer loans will experience some run-off during 2000. Growth projections are dependent on anticipated interest rate movements, as interest rate changes will affect retail and commercial loan growth.

     Investment securities. At March 31, 2000 and 1999, the investment portfolio totaled $1.55 billion and $2.10 billion, respectively. At December 31, 1999, the investment portfolio was $1.37 billion. The 26.3 percent reduction in the investment portfolio since March 31, 1999 occurred as proceeds from maturing securities were used to fund loan demand. All securities that are classified as held-to-maturity reflect BancShares' ability and positive intent to hold those investments until maturity. Available-for-sale securities are reported at their aggregate fair value. Table 3 presents detailed information relating to the investment securities portfolio.

     Overnight investments. Overnight investments averaged $380.6 million during the first quarter of 2000, an increase of $94.1 million or 32.9 percent. This growth resulted from the need to maintain sufficient liquidity to meet current loan demand. Income earned from overnight investments amounted to $5.0 million during the first quarter of 2000, a $1.6 million or 48.5 percent increase from the same period of 1999. This growth resulted from higher invested balances during 2000 and a 51 basis point yield increase.

     Income on Interest-Earning Assets. Interest income amounted to $164.0 million during the first quarter of 2000, a 5.5 percent increase over the first quarter of 1999. Growth in the loan portfolio and improved loan yields contributed to higher interest income in the first quarter of 2000 when compared to the same period of 1999.

     The taxable-equivalent yield on interest-earning assets for the first quarter of 2000 was 7.63 percent, compared to 7.36 percent for the corresponding period of 1999.

     Loan interest income for the first quarter of 2000 was $137.9 million, an increase of $15.3 million or 12.4 percent from the first quarter of 1999, the result of volume growth and improved yields. The taxable-equivalent yield on the loan portfolio was 8.20 percent during the first quarter of 2000, compared to 8.04 percent during the same period of 1999. The higher loan yields resulted from market-driven rate movements and a lower percentage of the loan portfolio in lower-yielding residential mortgage loans and indirect automobile loans.

     Income earned on the investment securities portfolio amounted to $21.09 million during the first quarter of 2000 and $29.4 million during the same period of 1999, a decrease of $8.4 million or 28.4 percent. This decrease is the result of a $594.3 million reduction in the average securities portfolio and a 4 basis point yield reduction. The reduction in the average securities portfolio resulted from loan demand consuming much of the liquidity generated from maturing securities. The investment securities portfolio taxable-equivalent yield decreased from 5.71 percent for the quarter ended March 31, 1999, to 5.67 percent for the quarter ended March 31, 2000. This reduction resulted from the maturity of securities with higher yields than those that remain in the investment securities portfolio at March 31, 2000.


INTEREST-BEARING LIABILITIES.
     At March 31, 2000 and 1999, interest-bearing liabilities totaled $7.66 billion and $7.62 billion, respectively, compared to $7.55 billion as of December 31, 1999. During the first quarter of 2000, interest-bearing liabilities averaged $7.51 billion, an increase of $16.8 million or 0.22 percent from the first quarter of 1999. This increase primarily resulted from an increase in interest-bearing deposits and overnight repurchase agreements. These increases were partially offset by lower volume in Federal funds purchased.

     Deposits. At March 31, 2000, total deposits were $8.30 billion, an increase of $116.8 million or 1.4 percent over March 31, 1999. Compared to the December 31, 1999 balance of $8.17 billion, total deposits have increased $122.3 million.

     Average interest-bearing deposits were $6.82 billion during the first quarter of 2000 compared to $6.78 billion during the first quarter of 1999, an increase of $38.3 million. The increase is due to growth among money market deposits. Average money market deposits increased $220.4 million from the first quarter of 1999 to the first quarter of 2000 due to growth in the premium money market products. Average time deposits decreased $139.1 million or 3.7 percent for the first quarter of 1999 to the same period of 2000. This reduction is partially due to migration of funds into the premium money market products during the past year. However, increases in time deposit rates during 2000 have caused this trend to reverse. Management anticipates growth in time deposit balances through the remainder of 2000. Time deposits of $100,000 or more averaged 9.01 percent of total deposits during the first quarter of 2000, compared to 9.04 percent during the same period of 1999.

     Borrowed Funds. At March 31, 2000, short-term borrowings totaled $587.1 million compared to $568.3 million at December 31, 1999 and $584.8 million at March 31, 1999. For the quarters ended March 31, 2000 and 1999, short-term borrowings averaged $540.3 million and $558.6 million, respectively. Long-term obligations averaged $155.2 million during the first quarter of 2000, compared to $158.3 million during the first quarter of 1999.

     Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $74.4 million during the first quarter of 2000, a $4.7 million or 6.7 percent increase from the first quarter of 1999. The higher interest expense was the result of a 21 basis point increase in the aggregate blended rate on interest-bearing liabilities. The rate on these liabilities was 3.98 percent during the first quarter of 2000, compared to 3.77 percent during the first quarter of 1999.


NET INTEREST INCOME
     Net interest income totaled $89.6 million during the first quarter of 2000, an increase of 4.5 percent from the first quarter of 1999. The improvement in net interest income results primarily from balance sheet growth. The taxable-equivalent net yield on interest-earning assets was 4.19 percent for the first quarter of 2000, compared to the 4.09 percent achieved for the first quarter of 1999. The taxable equivalent interest rate spread for the first quarter of 2000 was 3.65 percent compared to 3.59 percent for the same period of 1999.

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

     Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. As of March 31, 2000, BancShares' market risk profile has not changed significantly from December 31, 1999. Changes in fair value that result from movement in market rates can not be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.


ASSET QUALITY
     Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating probable credit losses. At March 31, 2000, the reserve for loan losses amounted to $99.6 million or 1.46 percent of loans outstanding. This compares to $98.7 million or 1.46 percent at December 31, 1999, and $96.3 million or 1.54 percent at March 31, 1999. The reduction in the ratio of the loan loss reserve to loans outstanding since March 31, 1999 has resulted from growth in lower-risk types of credit, which, based on current conditions, have lower reserve requirements than higher risk credits that are either not growing or growing at a slower rate.

     The provision for loan losses charged to operations during the first quarter of 2000 was $3.5 million, compared to $2.7 million during the first quarter of 1999. Net charge-offs for the three months ended March 31, 2000 totaled $2.6 million, compared to net charge-offs of $2.4 million during the same period of 1999. On an annualized basis, these net charge-offs represent 0.15 percent and 0.16 percent of average loans outstanding during the respective periods. The increase in total provision for loan losses during the first quarter of 2000 results from continued loan growth during 2000 and a slight increase in net charge-offs. Management remains committed to maintaining high levels of credit quality. Table 5 provides details concerning the reserve and provision for loan losses over the past five quarters.

     Nonperforming assets. At March 31, 2000, BancShares' nonperforming assets amounted to $12.6 million or 0.18 percent of gross loans plus foreclosed properties, compared to $12.3 million at December 31, 1999, and $15.4 million at March 31, 1999. While BancShares views these levels of nonperforming assets as further evidence of strong asset quality, management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

     Management considers the established reserve adequate to absorb estimated probable losses that relate to loans outstanding at March 31, 2000. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of adjustments to the reserve based on their judgments of information available to them at the time of their examination.


NONINTEREST INCOME
     During the first three months of 2000, noninterest income was $41.4 million, compared to $38.2 million during the same period of 1999. The $3.2 million or 8.3 percent increase was primarily due to growth in service charges on deposit accounts and credit card income. During the first three months of 2000, total service charges on deposits were $14.1 million, compared to $11.6 million earned during the same period of 1999.

     Credit card income during the first quarter of 2000 was $7.8 million, compared to $6.3 million earned during the same period of 1999. The $1.5 million or 24.0 percent increase resulted from higher interchange income and merchant fee income.

     BancShares recorded mortgage income of $1.4 million for the first three months of 2000, compared to $2.5 million during the same period of 1999. The $1.0 million reduction in mortgage income can be attributed to decreased mortgage originations, primiarly the result of higher interest rates during 2000.

NONINTEREST EXPENSE
     Noninterest expense was $96.3 million for the first three months of 2000, a
     5.6 percent increase over the $91.2 million recorded during the same period of 1999. Much of the $5.1 million increase in total noninterest expense relates to continued franchise expansion and the investments required to support that growth. Salaries and wages increased $1.9 million during 2000 when compared to the same period of 1999. This 4.9 percent increase reflects the growth in employee population required to staff the new branch offices and in-store locations in Florida and Georgia. Employee benefits expense increased 17.3 percent during 2000, primarily the result of increased pension and insurance expenses.

     Equipment expense was $9.2 million during both first quarters of 1999 and 2000. Slightly higher costs were recorded in maintenance contracts, partially offset by lower depreciation on hardware. Occupancy expense was $8.2 million for the first three months of 2000, a 15.6 percent increase over the $7.1 million recorded during the same period of 1999. Much of the increase was the result of higher rent and depreciation expense for new and renovated branch facilities.

INCOME TAXES
     Income tax expense amounted to $11.7 million during the three months ended March 31, 2000, compared to $11.0 million during the same period of 1999, a
     6.2 percent increase resulting from higher pre-tax income. The effective tax rates for these periods were 37.5 percent and 36.6 percent, respectively, the increase resulting from higher state income tax obligations.

LIQUIDITY
     Management relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. In the event additional liquidity is needed, BancShares maintains readily available sources to borrow funds through its correspondent network. Loan growth during the first quarter was funded by growth in deposits and by liquidity granted from maturity of investment securities. Deposits are expected to display seasonal patterns through the remainder of 2000, providing funds for projected loan growth.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
     BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At March 31, 2000 and 1999, the leverage capital ratios of BancShares were 8.14 percent and 7.42 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratios were 10.08 percent at March 31, 2000 and March 31, 1999. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratios were 11.37 percent at March 31, 2000 and 11.41 percent as of March 31, 1999. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies.


ACCOUNTING MATTERS
     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. As a result of BancShares' limited use of derivative instruments, the adoption of SFAS No. 133 should not have a material impact on its consolidated financial statements. SFAS No. 133 becomes effective during 2001 for BancShares.

     Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios, or results of operations.

FORWARD-LOOKING STATEMENTS
     This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgments of BancShares and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of BancShares' customers, actions of government regulators, the level of market interest rates, and general economic conditions.