Form 10-Q
period 2000-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2000-08-14
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  June 30, 2000

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

                          Yes    X           No  _____


             Class A Common Stock--$1 Par Value-- 8,813,454 shares Class B Common Stock--$1 Par Value-- 1,720,360 shares
        (Number of shares outstanding, by class, as of August 10, 2000)

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets at June 30, 2000, December 31, 1999, and June 30, 1999


          Consolidated Statements of Income for the six-month periods ended June 30, 2000, and June 30, 1999



          Consolidated Statements of Changes in Shareholders' Equity for the six-month periods ended June 30, 2000, and June 30, 1999


          Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2000, and June 30, 1999


          Notes to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 3.   Market Risk Disclosure

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b) Reports on Form 8-K. During the quarter ended June 30, 2000, Registrant filed no Current Reports on Form 8-K.




                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  August 10, 2000                            By:/s/Kenneth A. Black
                                                   Kenneth A. Black
                                                   Vice President, Treasurer,
                                                   and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Second Quarter  2000


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries

                                                                  June 30*        December 31#            June 30*
(thousands,except share data)                                        2000                1999                 1999
Assets
Cash and due from banks                                          $528,498            $591,605           $453,646
Investment securities held to maturity                          1,524,943             473,393          1,952,502
Investment securities available for sale                           18,090           1,353,321             22,974
Overnight investments                                             321,665              18,573            295,197
Loans                                                           7,006,824           6,751,039          6,376,372
Less reserve for loan losses                                      100,515              98,690             96,765
-----------------------------------------------------------------------------------------------------------------
     Net loans                                                  6,906,309           6,652,349          6,279,607
Premises and equipment                                            414,726             397,397            382,548
Income earned not collected                                        55,332              52,621             59,101
Other assets                                                      174,314             177,840            182,902
-----------------------------------------------------------------------------------------------------------------
     Total assets                                              $9,943,877          $9,717,099         $9,628,477
--------------------------------------------------------------------------====================-------------------

Liabilities
Deposits:
  Noninterest-bearing                                          $1,456,240          $1,343,353         $1,323,017
  Interest-bearing                                              6,910,124           6,830,245          6,847,416
-----------------------------------------------------------------------------------------------------------------
     Total deposits                                             8,366,364           8,173,598          8,170,433
Short-term borrowings                                             562,920             568,301            518,350
Long-term obligations                                             153,761             155,683            156,870
Other liabilities                                                 101,847              90,760             90,254
-----------------------------------------------------------------------------------------------------------------
     Total liabilities                                          9,184,892           8,988,342          8,935,907

Shareholders' Equity
Common stock:
   Class A - $1 par value (8,814,254; 8,890,039;
     and 8,905,199 shares issued, respectively)                     8,814               8,890              8,906
   Class B - $1 par value (1,720,360 shares
     issued for all periods)                                        1,720               1,720              1,720
Surplus                                                           143,766             143,766            143,760
Retained earnings                                                 598,871             567,801            531,356
Accumulated other comprehensive income                              5,814               6,580              6,828
-----------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                   758,985             728,757            692,570
-----------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                $9,943,877          $9,717,099         $9,628,477
-----------------------------------------------------------------------------------------------------------------

# Unaudited
* Derived from the 1999 Annual Report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.




First Citizens BancShares, Inc and Subsidiaries
Second Quarter  2000

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries
                                                           Three Months Ended June 30        Six Months Ended June 30
(thousands, except per share data; unaudited)                 2000             1999             2000            1999
---------------------------------------------------------------------------------------------------------------------
Interest income
Loans                                                     $143,382         $124,046         $281,293        $246,701
Investment securities:
  U. S. Government                                          23,324           28,883           44,239          58,166
  State, county and municipal                                   55               37              103              75
  Other                                                        133              119              255             239
---------------------------------------------------------------------------------------------------------------------
  Total investment securities interest income               23,512           29,039           44,597          58,480
Overnight investments                                        4,996            3,875            9,986           7,235
---------------------------------------------------------------------------------------------------------------------
  Total interest income                                    171,890          156,960          335,876         312,416
Interest expense
Deposits                                                    69,670           60,484          134,470         121,353
Short-term borrowings                                        7,356            5,180           13,787          10,839
Long-term obligations                                        3,158            3,157            6,308           6,342
---------------------------------------------------------------------------------------------------------------------
  Total interest expense                                    80,184           68,821          154,565         138,534
---------------------------------------------------------------------------------------------------------------------
  Net interest income                                       91,706           88,139          181,311         173,882
Provision for loan losses                                    2,975            2,178            6,434           4,840
---------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses       88,731           85,961          174,877         169,042
Noninterest income
Service charges on deposit accounts                         14,716           14,209           28,776          25,809
Credit card income                                           9,084            7,569           16,925          13,891
Trust income                                                 3,660            3,500            7,402           7,007
Fees from processing services                                3,675            3,080            6,952           6,373
Commission income                                            3,325            3,020            6,107           5,285
ATM income                                                   2,832            2,817            5,319           5,161
Mortgage income                                              1,595            1,513            3,000           4,010
Other service charges and fees                               3,180            2,237            6,331           4,681
Securities gains                                                22                -               22             777
Other                                                        2,008            1,326            4,614           4,472
---------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                  44,097           39,271           85,448          77,466
Noninterest expense
Salaries and wages                                          41,596           39,798           82,621          78,895
Employee benefits                                            8,209            7,765           17,077          15,323
Occupancy expense                                            8,135            7,355           16,382          14,486
Equipment expense                                            9,290            9,301           18,459          18,532
Other                                                       30,723           29,168           59,701          57,369
---------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                 97,953           93,387          194,240         184,605
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  34,875           31,845           66,085          61,903
Income taxes                                                13,421           11,542           25,117          22,552
---------------------------------------------------------------------------------------------------------------------
  Net income                                               $21,454          $20,303          $40,968         $39,351
---------------------------------------------------------------------------------------------------------------------
Per Share
Net income                                                   $2.03            $1.91            $3.88           $3.70
Cash dividends                                                0.25             0.25             0.50            0.50
---------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter  2000

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries

                                                                                                        Accumulated
                                                         Class A   Class B                                    Other
                                                          Common    Common                 Retained   Comprehensive        Total
(thousands,except share data, unaudited)                   Stock     Stock      Surplus    Earnings          Income       Equity
Balance at December 31, 1998                              $8,906    $1,720     $143,760    $497,316          $9,047     $660,749

Net income                                                                                   39,351                       39,351
Unrealized securities losses, net of $1,461 tax benefit                                                      (2,219)      (2,219)
Cash dividends                                                                               (5,311)                      (5,311)
=================================================================================================================================
Balance at June 30, 1999                                  $8,906    $1,720     $143,760    $531,356          $6,828     $692,570
=================================================================================================================================
Balance at December 31, 1999                              $8,890    $1,720     $143,766    $567,801          $6,580     $728,757

Redemption of 75,785 shares of Class A
common stock                                                 (76)                            (4,604)                      (4,680)
Net income                                                                                   40,968                       40,968
Unrealized securities losses, net of $412 tax benefit                                                          (766)        (766)
Cash dividends                                                                               (5,294)                      (5,294)
=================================================================================================================================
Balance at June 30, 2000                                  $8,814    $1,720     $143,766    $598,871          $5,814     $758,985
=================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter  2000

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries
                                                                                                 Six months ended June 30

(thousands, unaudited)                                                                               2000            1999
Operating Activities
Net income                                                                                       $40,968          $39,351
Adjustments to reconcile net income to cash
   provided  by operating activities:
  Amortization of intangibles                                                                      5,912            5,871
  Provision for loan losses                                                                        6,434            4,840
  Deferred tax benefit                                                                            (1,681)          (2,667)
  Change in current taxes payable                                                                    141           (5,956)
  Depreciation                                                                                    14,876           15,107
  Change in accrued interest payable                                                               5,784           (3,753)
  Change in income earned not collected                                                           (2,711)           2,551
  Securities gains                                                                                   (22)            (777)
  Origination of loans held for sale                                                            (101,566)        (311,502)
  Proceeds from sale of loans held for sale                                                      103,631          368,081
  Loss (gain) on loans held for sale                                                                 225           (2,045)
  Net amortization of premiums and discounts                                                         894            6,635
  Net change in other assets                                                                        (293)          (3,072)
  Net change in other liabilities                                                                  5,162           (5,725)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                         77,754          106,939
--------------------------------------------------------------------------------------------------------------------------

Investing Activities
  Net increase in loans outstanding                                                             (262,684)        (239,505)
  Purchases of investment securities held to maturity                                           (724,402)        (486,398)
  Purchases of investment securities available for sale                                             (867)          (2,630)
  Proceeds from maturities of investment securities held to maturity                             551,886          662,633
  Proceeds from sales of investment securities available for sale                                    194            1,710
  Net change in overnight investments                                                            151,728          (62,472)
  Dispositions of premises and equipment                                                           2,114            6,311
  Additions to premises and equipment                                                            (34,319)         (36,890)
--------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                           (316,350)        (157,241)
--------------------------------------------------------------------------------------------------------------------------

Financing Activities
  Net change in time deposits                                                                    153,142          (28,446)
  Net change in demand and other interest-bearing deposits                                        39,624           86,471
  Net change in short-term borrowings                                                             (7,303)         (51,721)
  Repurchases of common stock                                                                     (4,680)               -
  Cash dividends paid                                                                             (5,294)          (5,311)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                        175,489              993
--------------------------------------------------------------------------------------------------------------------------

Change in cash and due from banks                                                                (63,107)         (49,309)
Cash and due from banks at beginning of period                                                   591,605          502,955
==========================================================================================================================
Cash and due from banks at end of period                                                        $528,498         $453,646
==========================================================================================================================
Cash payments for:
  Interest                                                                                      $148,781         $142,288
  Income taxes                                                                                    25,716           30,199
Supplemental disclosure of noncash investing and financing activities:
  Unrealized securities losses                                                                    (1,178)          (3,680)
--------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements



First Citizens BancShares, Inc. and Subsidiaries
Second Quarter  2000

Notes to Consolidated Financial Statements
First Citizens BancShares, Inc. and Subsidiaries



Note A - Accounting Policies
--------------------------------------------------------------------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete statements.
     In the opinion of management, the consolidated statements contain all material adjustments necessary to present fairly the financial position of First Citizens BancShares, Inc. as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
     These financial statements should be read in conjunction with the financial statements and notes included in the 1999 First Citizens BancShares, Inc. Annual Report. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2000. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.

Note B - Comprehensive Income
--------------------------------------------------------------------------------
       The following table displays comprehensive income for the periods indicated:

                                                     Three Months Ended June 30               Six Months Ended June 30
(thousands)                                             2000               1999                2000               1999
-----------------------------------------------------------------------------------------------------------------------
Net income                                           $21,454            $20,303             $40,968            $39,351
Other comprehensive income (loss)                        964             (1,330)               (766)            (2,219)
=======================================================================================================================
Comprehensive income                                 $22,418            $18,973             $40,202            $37,132
=======================================================================================================================

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter  2000

 Financial Summary
                                                                                                                           Table 1
                                             2000                                      1999                       Six Months Ended
                                              Second         First      Fourth        Third        Second           June 30
(thousands, except per share data and ratios)Quarter       Quarter     Quarter      Quarter       Quarter      2000        1999
---------------------------------------------------------------------------------------------------------------------------------
Summary of Operations
Interest income                             $171,890      $163,986    $161,251     $160,224      $156,960     $335,876     $312,416
Interest expense                              80,184        74,381      72,511       70,497        68,821      154,565      138,534
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                           91,706        89,605      88,740       89,727        88,139      181,311      173,882
Provision for loan losses                      2,975         3,459       3,503        3,329         2,178        6,434        4,840
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for loan losses                           88,731        86,146      85,237       86,398        85,961      174,877      169,042
Noninterest income                            44,097        41,351      41,975       45,898        39,271       85,448       77,466
Noninterest expense                           97,953        96,287      95,911       95,104        93,387      194,240      184,605
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                    34,875        31,210      31,301       37,192        31,845       66,085       61,903
Income taxes                                  13,421        11,696      11,984       14,060        11,542       25,117       22,552
===================================================================================================================================
Net income                                   $21,454       $19,514     $19,317      $23,132       $20,303      $40,968      $39,351
===================================================================================================================================
Net interest income-taxable equivalent       $92,414       $90,374     $89,267      $90,258       $88,703     $182,788     $175,041
-----------------------------------------------------------------------------------------------------------------------------------
Selected Averages
Total assets                              $9,772,765    $9,658,251  $9,721,360   $9,644,135    $9,605,512   $9,715,508   $9,561,845
Investment securities                      1,594,291     1,497,278   1,583,216    1,897,593     2,066,519    1,545,784    2,078,978
Loans                                      6,917,041     6,789,203   6,646,312    6,474,200     6,289,714    6,853,121    6,235,303
Interest-earning assets                    8,788,776     8,667,039   8,627,990    8,689,146     8,659,199    8,727,906    8,618,671
Deposits                                   8,211,252     8,128,968   8,140,962    8,121,209     8,139,147    8,170,165    8,079,391
Interest-bearing liabilities               7,560,267     7,512,781   7,533,726    7,518,874     7,490,958    7,536,525    7,508,518
Long-term obligations                        153,773       155,171     158,975      156,856       157,453      154,472      157,877
Shareholders' equity                        $748,648      $734,777    $720,617     $702,065      $683,771     $741,795     $675,883
Shares outstanding                        10,551,766    10,592,378  10,625,208   10,625,559    10,625,559   10,572,072   10,625,559
-----------------------------------------------------------------------------------------------------------------------------------
Selected Period-End Balances
Total assets                              $9,943,877    $9,880,732  $9,717,099   $9,577,715    $9,628,477   $9,943,877   $9,880,732
Investment securities                      1,543,033     1,547,214   1,371,894    1,699,520     1,975,476    1,543,033    1,547,214
Loans                                      7,006,824     6,828,095   6,751,039    6,574,807     6,376,372    7,006,824    6,828,095
Interest-earning assets                    8,871,522     8,896,750   8,596,326    8,590,485     8,647,045    8,871,522    8,896,750
Deposits                                   8,366,364     8,295,850   8,173,598    8,062,091     8,170,433    8,366,364    8,295,850
Interest-bearing liabilities               7,626,805     7,655,102   7,554,229    7,454,172     7,522,636    7,626,805    7,655,102
Long-term obligations                        153,761       154,915     155,683      156,840       156,870      153,761      154,915
Shareholders' equity                        $758,985      $741,136    $728,757     $713,069      $692,570     $758,985     $741,136
Shares outstanding                        10,534,614    10,566,849  10,610,399   10,625,559    10,625,559   10,534,614   10,566,849
------------------------------------------------------------------------------------------------------------------------------------
Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets                                    0.88 %        0.81 %      0.79 %       0.95 %        0.85 %       0.85 %      0.83 %
Shareholders' equity                           11.53         10.68       10.64        13.07         11.91        11.11       11.74
Dividend payout ratio                          12.32         13.59       13.74        11.47         13.09        12.89       13.51
------------------------------------------------------------------------------------------------------------------------------------
Liquidity and Capital Ratios (averages)
Loans to deposits                              84.24 %       83.52 %     81.64 %      79.72 %       77.28 %      83.88 %     77.18 %
Shareholders' equity to total assets            7.66          7.61        7.41         7.28          7.12         7.64        7.07
Time certificates of $100,000 or more
to total deposits                               9.27          9.01        8.96         8.93          8.91         9.15        8.95
------------------------------------------------------------------------------------------------------------------------------------
Per Share of Stock
Net income                                     $2.03         $1.84       $1.82        $2.18         $1.91        $3.88       $3.70
Cash dividends                                  0.25          0.25        0.25         0.25          0.25         0.50        0.50
Book value at period end                       72.05         70.14       68.68        67.11         65.18        72.05       70.14
Tangible book value at period end              61.92         59.79       58.13        56.31         54.05        61.92       59.79
------------------------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter  2000

 Outstanding Loans by Type
                                                                                                              Table 2
                                                         2000                                     1999
----------------------------------------------------------------------------------------------------------------------
                                                  Second          First          Fourth          Third         Second
(thousands)                                      Quarter        Quarter         Quarter        Quarter        Quarter
----------------------------------------------------------------------------------------------------------------------
Real estate:
Construction and land development               $200,483       $208,518        $186,119       $170,467       $169,755
Mortgage:
1-4 family residential                         1,460,512      1,368,732       1,326,642      1,311,314      1,254,010
Commercial                                     1,934,302      1,866,544       1,810,904      1,732,853      1,641,846
Equity Line                                      813,908        776,164         755,342        706,271        685,924
Other                                            204,962        184,397         161,652        162,098        164,719
Commercial and industrial                        946,067        950,445         985,738        971,199        952,206
Consumer                                       1,297,982      1,340,671       1,393,227      1,400,144      1,391,491
Lease financing                                  131,579        127,822         123,908        111,338        106,684
Other                                             17,029          4,802           7,507          9,123          9,737
----------------------------------------------------------------------------------------------------------------------
Total loans                                    7,006,824      6,828,095       6,751,039      6,574,807      6,376,372
Less reserve for loan losses                     100,515         99,590          98,690         97,965         96,765
---------------------------------------------------------------------------------------------------------------------
Net loans                                     $6,906,309     $6,728,505      $6,652,349     $6,476,842     $6,279,607
----------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter  2000

 Investment Securities
                                                                                                                           Table 3
                                                      June 30, 2000                                       June 30, 1999
                                                            Average     Taxable                              Average       Taxable
                                        Book         Fair   Maturity Equivalent          Book         Fair   Maturity   Equivalent
(thousands)                            Value        Value (Yrs./Mos.)     Yield         Value        Value (Yrs./Mos.)       Yield
Securities held to maturity:
     U. S. Government:
        Within one year             $1,150,347 $1,135,868     0/6          5.88 %   $1,372,194 $1,372,493    0/6          5.75 %
        One to five years              360,910    356,896    1/10          6.84        572,467    563,890    1/5          5.41
        Five to ten years                  280        281     8/4          8.12            200        203    8/2          8.21
        Over ten years                   8,634      8,472    26/5          7.32          4,519      4,522    23/1         7.07
-----------------------------------------------------------------------------------------------------------------------------------
        Total                        1,520,171  1,501,517    0/10          6.11      1,949,380  1,941,108    0/10         5.65
     State, county and municipal:
        Within one year                  1,150      1,155     0/7          7.20            237        241    0/10         7.90
        One to five years                1,260      1,270     2/1          7.21          2,410      2,462    2/5          7.21
        Five to ten years                  500        500     5/0          7.94
        Over ten years                   1,557      1,588    17/9          8.59            160        163    18/2         9.14
-----------------------------------------------------------------------------------------------------------------------------------
        Total                            4,467      4,514     7/6          7.77          2,807      2,866    3/2          7.38
     Other:
        Within one year                     10         10     0/1          5.28             10         10    0/1          0.06
        One to five years                   45         45    1/11          6.64             55         55    2/8          5.47
        Five to ten years                         250        28/1          4.50                  250         9/1          2.25
-----------------------------------------------------------------------------------------------------------------------------------
        Total                              305        305     5/3          4.95            315        315    7/8          2.74
-----------------------------------------------------------------------------------------------------------------------------------
        Total securities held to matu1,524,943  1,506,336     1/0          6.12 %    1,952,502  1,944,289    0/10         5.65 %
Marketable equity securities             8,481     18,090        -            -         11,333     22,974        -           -
-----------------------------------------------------------------------------------------------------------------------------------
Total investment securities         $1,533,424 $1,524,426        -            -     $1,963,835 $1,967,263        -           -
-----------------------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter  2000

 Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Second Quarter
                                                                                                                           Table 4
                                                        2000                           1999             Increase (decrease) due to:

                                                    Interest                       Interest
                                          Average    Income/  Yield/     Average    Income/  Yield/                Yield/     Total
(thousands)                               Balance    Expense   Rate      Balance    Expense   Rate       Volume     Rate     Change
Assets
Total loans                      $6,917,041  $144,058   8.38 %    $6,289,714  $124,592   7.95 %     $12,562      $6,904    $19,466
Investment securities:
U. S. Government                  1,573,315    23,324   5.96       2,038,593    28,883   5.68        (6,776)      1,217     (5,559)
State, county and municipal           4,091        87   8.55           2,892        55   7.63            24           8         32
Other                                16,885       133   3.17          25,034       119   1.91           (52)         66         14
-----------------------------------------------------------------------------------------------------------------------------------
Total investment securities       1,594,291    23,544   5.94       2,066,519    29,057   5.64        (6,804)      1,291     (5,513)
Overnight investments               277,444     4,996   7.24         302,966     3,875   5.13          (399)      1,520      1,121
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets    $8,788,776  $172,598   7.90 %    $8,659,199  $157,524   7.30 %      $5,359      $9,715    $15,074
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities
Deposits:
Checking With Interest           $1,074,503    $1,562   0.58 %    $1,086,135    $1,782   0.66 %        ($11)      ($209)     ($220)
Savings                             645,346     2,500   1.56         669,254     2,717   1.63           (99)       (118)      (217)
Money market accounts             1,441,085    15,116   4.22       1,328,802    11,157   3.37         1,042       2,917      3,959
Time deposits                     3,692,946    50,492   5.50       3,726,677    44,828   4.82          (529)      6,193      5,664
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits   6,853,880    69,670   4.09       6,810,868    60,484   3.56           403       8,783      9,186
Federal funds purchased              36,278       558   6.19          40,377       472   4.69           (56)        142         86
Repurchase agreements               167,901     2,068   4.95         110,931       978   3.54           601         489      1,090
Master notes                        294,464     3,893   5.32         315,718     3,072   3.90          (251)      1,072        821
Other short-term borrowings          53,971       837   6.24          55,611       658   4.75           (23)        202        179
Long-term obligations               153,773     3,158   8.26         157,453     3,157   8.04           (79)         80          1
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilitie$7,560,267   $80,184   4.27      $7,490,958   $68,821   3.68 %        $595     $10,768    $11,363
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                    3.63 %                           3.62 %
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                    $92,414   4.23 %                 $88,703   4.11 %      $4,764     ($1,053)    $3,711
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Total loans                      $6,917,041  $144,058   8.38 %    $6,289,714  $124,592   7.95 %     $12,562      $6,904    $19,466
Investment securities:
U. S. Government                  1,573,315    23,324   5.96       2,038,593    28,883   5.68        (6,776)      1,217     (5,559)
State, county and municipal           4,091        87   8.55           2,892        55   7.63            24           8         32
Other                                16,885       133   3.17          25,034       119   1.91           (52)         66         14
-----------------------------------------------------------------------------------------------------------------------------------
Total investment securities       1,594,291    23,544   5.94       2,066,519    29,057   5.64        (6,804)      1,291     (5,513)
Overnight investments               277,444     4,996   7.24         302,966     3,875   5.13          (399)      1,520      1,121
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets    $8,788,776  $172,598   7.90 %    $8,659,199  $157,524   7.30 %      $5,359      $9,715    $15,074
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities
Deposits:
Checking With Interest           $1,074,503    $1,562   0.58 %    $1,086,135    $1,782   0.66 %        ($11)      ($209)     ($220)
Savings                             645,346     2,500   1.56         669,254     2,717   1.63           (99)       (118)      (217)
Money market accounts             1,441,085    15,116   4.22       1,328,802    11,157   3.37         1,042       2,917      3,959
Time deposits                     3,692,946    50,492   5.50       3,726,677    44,828   4.82          (529)      6,193      5,664
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits   6,853,880    69,670   4.09       6,810,868    60,484   3.56           403       8,783      9,186
Federal funds purchased              36,278       558   6.19          40,377       472   4.69           (56)        142         86
Repurchase agreements               167,901     2,068   4.95         110,931       978   3.54           601         489      1,090
Master notes                        294,464     3,893   5.32         315,718     3,072   3.90          (251)      1,072        821
Other short-term borrowings          53,971       837   6.24          55,611       658   4.75           (23)        202        179
Long-term obligations               153,773     3,158   8.26         157,453     3,157   8.04           (79)         80          1
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilitie$7,560,267   $80,184   4.27      $7,490,958   $68,821   3.68 %        $595     $10,768    $11,363
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                    3.63 %                           3.62 %
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                    $92,414   4.23 %                 $88,703   4.11 %      $4,764     ($1,053)    $3,711
-----------------------------------------------------------------------------------------------------------------------------------
Average loan balances include nonaccrual loans.  Yields related to loans and securities exempt from both federal and state income taxes,  federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for each period, and state income tax rates of 7.00% for 2000 and 1999.

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2000

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Six Months
                                                                                                                         Table 5
                                                   2000                               1999            Increase (decrease) due to:
--------------------------------------------------------------------------------------------------------------------------------
                                               Interest                         Interest
                                     Average    Income/  Yield/      Average     Income/ Yield/                 Yield/    Total
(thousands)                          Balance    Expense   Rate       Balance     Expense  Rate       Volume      Rate    Change
--------------------------------------------------------------------------------------------------------------------------------
Assets
Total loans                       $6,853,122   $282,711   8.28  % $6,235,303    $247,824  7.99 %    $25,221    $9,666   $34,887
Investment securities:
U. S. Government                   1,524,029     44,239   5.84     2,050,931      58,166  5.72      (15,069)    1,142   (13,927)
State, county and municipal            3,853        162   8.46         2,972         111  7.53           35        16        51
Other                                 17,902        255   2.86        25,075         239  1.92          (85)      101        16
--------------------------------------------------------------------------------------------------------------------------------
Total investment securities        1,545,784     44,656   5.81     2,078,978      58,516  5.68      (15,119)    1,259   (13,860)
Overnight investments                329,001      9,986   6.10       304,390       7,235  4.79          677     2,074     2,751
--------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets     $8,727,907   $337,353   7.76 %  $8,618,671    $313,575  7.32 %    $10,779   $12,999   $23,778
--------------------------------------------------------------------------------------------------------------------------------

Liabilities
Deposits:
Checking With Interest            $1,069,858     $3,114   0.59 %  $1,078,954      $3,706  0.69 %       ($43)    ($549)    ($592)
Savings                              649,819      5,029   1.56       695,067       5,396  1.57         (343)      (24)     (367)
Money market accounts              1,468,401     29,552   4.05     1,302,195      21,501  3.33        3,070     4,981     8,051
Time deposits                      3,647,539     96,775   5.34     3,733,927      90,750  4.90       (2,125)    8,150     6,025
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits    6,835,617    134,470   3.96     6,810,143     121,353  3.59          559    12,558    13,117
Federal funds purchased               34,975      1,029   5.92        59,797       1,382  4.66         (651)      298      (353)
Repurchase agreements                153,722      3,563   4.66       108,944       1,901  3.52          914       748     1,662
Master notes                         300,641      7,411   4.96       313,960       6,040  3.88         (286)    1,657     1,371
Other short-term borrowings           57,098      1,784   6.28        57,797       1,516  5.29          (17)      285       268
Long-term obligations                154,472      6,308   8.21       157,877       6,342  8.10         (129)       95       (34)
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities$7,536,525   $154,565   4.12 %  $7,508,518    $138,534  3.72 %       $390   $15,641   $16,031
Interest rate spread                                      3.64 %                          3.60 %
--------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                     $182,788   4.21 %                $175,041  4.10 %    $10,389   ($2,642)   $7,747
--------------------------------------------------------------------------------------------------------------------------------
Average loan balances  include  nonaccrual  loans.  Yields  related to loans and securities exempt from both federal and state income taxes, federal income taxes only,  or state  income  taxes  only are  stated on a  taxable-equivalent  basis assuming a statutory  federal income tax rate of 35% for each period,  and state income tax rates of 7.00% for 2000 and 1999. The taxable  equivalent  adjustment was $1,477 and $1,159 for 2000 and 1999, respectively.

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter  2000

Summary of Loan Loss Experience and Risk Elements                                                                           Table 6
                                              2000                                1999
                                                                                                               Six Months Ended
                                         Second         First        Fourth         Third        Second            June 30
(thousands, except ratios)              Quarter       Quarter       Quarter       Quarter       Quarter          2000          1999
------------------------------------------------------------------------------------------------------------------------------------
Reserve balance at beginning of period  $99,590       $98,690       $97,965       $96,765       $96,340       $98,690       $96,115
Provision for loan losses                 2,975         3,459         3,503         3,329         2,178         6,434         4,840
Net charge-offs:
Charge-offs                              (3,395)       (3,290)       (3,841)       (3,150)       (3,231)       (6,685)       (6,696)
Recoveries                                1,345           731         1,063         1,021         1,478         2,076         2,506
------------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                          (2,050)       (2,559)       (2,778)       (2,129)       (1,753)       (4,609)       (4,190)
------------------------------------------------------------------------------------------------------------------------------------
====================================================================================================================================
Reserve balance at end of period       $100,515       $99,590       $98,690       $97,965       $96,765      $100,515       $96,765
====================================================================================================================================
Historical Statistics
Balances
Average total loans                  $6,917,041    $6,789,203    $6,646,312    $6,474,200    $6,289,714    $6,853,121    $6,235,303
Total loans at period-end             7,006,824     6,828,095     6,751,039     6,574,807     6,376,372     7,006,824     6,376,372
------------------------------------------------------------------------------------------------------------------------------------
Risk Elements
Nonaccrual loans                         $9,910       $10,546       $10,720       $10,580       $11,465        $9,910       $11,465
Other real estate acquired through
      foreclosure                         1,249         2,071         1,600         1,614         2,030         1,249         2,030
------------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets              $11,159       $12,617       $12,320       $12,194       $13,495       $11,159       $13,495
------------------------------------------------------------------------------------------------------------------------------------
Accruing loans 90 days or more past due  $6,051        $5,294        $3,576        $7,350        $5,181        $6,051        $5,181
------------------------------------------------------------------------------------------------------------------------------------
Ratios
Net charge-offs (annualized) to average
      total loans                          0.12 %        0.15 %        0.17 %        0.13 %        0.11 %        0.14 %        0.14%
Reserve for loan losses to total loans
      at period-end                        1.43          1.46          1.46          1.49          1.52          1.43          1.52%
Nonperforming assets to total loans plus
      foreclosed real estate at period-end 0.16          0.18          0.18          0.19          0.21          0.16          0.21%
------------------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter  2000

INTRODUCTION
     Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares' two banking subsidiaries. First-Citizens Bank & Trust Company ("FCB") operates branches in North Carolina, West Virginia, and Virginia. Atlantic States Bank ("ASB") operates offices in Georgia and Florida.

SUMMARY
     BancShares realized an increase in earnings during the second quarter of 2000 compared to the second quarter of 1999. Consolidated net income during the second quarter of 2000 was $21.5 million, compared to $20.3 million earned during the corresponding period of 1999. Net income per share during the second quarter of 2000 totaled $2.03, compared to $1.91 during the second quarter of 1999. Return on average assets was 0.88 percent for the second quarter of 2000 compared to 0.85 percent during the same period of 1999.
     For the first six months of 2000, BancShares recorded net income of $41.0 million, compared to $39.4 million earned during the first six months of 1999. Net income per share for the first six months of 2000 was $3.88, compared to $3.70 during the same period of 1999. BancShares returned 0.85 percent on average assets during the first six months of 2000 compared to 0.83 percent during the corresponding period of 1999. The 5.7 percent increase in second quarter net income and the 4.1 percent increase in year-to-date net income were the net result of higher net interest income and higher noninterest income, partially offset by higher noninterest expense.
     Various profitability,  liquidity and capital ratios are presented in Table
1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the second quarter and Table 5 for the first six months of 2000 and 1999.

INTEREST-EARNING ASSETS
     Interest-earning assets for the second quarter of 2000 averaged $8.79 billion, an increase of $129.6 million or 1.5 percent from the second quarter of 1999. For the six months ended June 30, 2000, earning assets averaged $8.73 billion, an increase of $109.2 million or 1.3 percent over the same period of 1999. These increases result from growth in the loan portfolio.
     Loans. At June 30, 2000 and 1999, gross loans totaled $7.01 billion and $6.38 billion, respectively. As of December 31, 1999, gross loans were $6.75 billion. The $630.5 million growth in loans from June 30, 1999 to June 30, 2000 results from growth within BancShares' commercial and retail real estate-based lending. Table 2 details outstanding loans by type for the past five quarters.
     During the second quarter of 2000, loans averaged $6.92 billion, an increase of $627.3 million or 10.0 percent from the comparable period of 1999. Loan growth resulted from strong demand for commercial and business loans as well as continued growth among retail loans secured by real estate.
     Loans secured by real estate averaged $4.21 billion during the second quarter of 2000, an increase of $662.1 million, or 18.6 percent during the same period of 1999. The increase in real estate loans is due to higher commercial, business, and EquityLine loan volume. Loans originated for commercial purposes averaged $866.3 million during the second quarter of 2000, compared to $818.8 million during the second quarter of 1999, an increase of $47.4 million or 5.8 percent.
     For the year-to-date, gross loans have averaged $6.85 billion for 2000 compared to $6.24 billion for the same period of 1999. This $617.8 million or
9.9 percent increase is likewise due to growth among commercial, business and retail real estate lending.
     As of June 30, 2000, $21.0 million in fixed-rate residential mortgage loans are classified as held for sale. All loans held for sale are carried at the lower of cost or fair value. Mortgage loan sale activity during the first six months of 2000 has resulted from two primary goals. First, as in the past, management seeks to lessen the exposure to changes in interest rates by selling portions of its long-term fixed-rate loan production. Second, loan sales provide liquidity to meet ongoing loan demand. The sales of residential mortgage loans has supported both objectives.
     Despite the recent upward pressure on interest rates, management anticipates continued growth among commercial and business lending. Management projects continued reductions in retail installment loans, primarily resulting from a diminished emphasis on sales finance activity. All growth projections, however, remain dependent on interest rates, as continued upward pressure on interest rates will likely slow loan growth.
     Investment securities. At June 30, 2000 and 1999, the investment portfolio totaled $1.54 billion and $1.98 billion, respectively. At December 31, 1999, the investment portfolio was $1.37 billion. The large reduction in the securities portfolio since June 30, 1999 results from the use of maturing investment securities to fund the strong loan growth. The smaller balance at December 31, 1999 resulted from BancShares' focus on liquidity for Y2K planning purposes. Average investment securities decreased by $472.2 million or 22.9 percent from the second quarter ended of 1999 to the second of 2000, the result of loan growth. All securities that are classified as held-to-maturity reflect
BancShares' ability and positive intent to hold those investments until maturity. Marketable equity securities are classified as available-for-sale and are reported at their aggregate fair value. Table 3 presents detailed information relating to the investment securities portfolio.
     Income on Interest-Earning Assets. Interest income amounted to $171.9 million during the second quarter of 2000, a 9.5 percent increase over the second quarter of 1999. Improved yields and loan growth contributed to higher interest income in the second quarter of 2000 when compared to the same period of 1999.
     The taxable-equivalent yield on interest-earning assets for the second quarter of 2000 was 7.90 percent, compared to 7.30 percent for the corresponding period of 1999. The higher yield on earning assets during 2000 results primarily from an increase in the blended taxable-equivalent loan yield, the result of increased market rates and a more favorable loan mix.
     Loan interest income for the second quarter of 2000 was $143.4 million, an increase of $19.3 million or 15.6 percent from the second quarter of 1999, due to volume growth and increased yields. The taxable-equivalent yield on the loan portfolio was 8.38 percent during the second quarter of 2000, compared to 7.95 percent during the same period of 1999, the increase resulting from higher market rates. In addition to higher market rates during 2000, the composition of the loan portfolio has shifted toward commercial and business loans, which carry higher yields than the installment or residential mortgage loans they replace.
     For the six months ended June 30, 2000, loan interest income was $281.3 million, an increase of $34.6 million or 14.0 percent over the same period of 1999. The increase in interest income during the six-month period reflects the growth in the loan portfolio and higher loan yields.
     Income earned on the investment securities portfolio amounted to $23.5 million during the second quarter of 2000 and $29.0 million during the same period of 1999, a decrease of $5.5 million or 19.0 percent. This decrease is the result of a $472.2 million or 22.9 percent decrease in the average securities portfolio. The investment securities portfolio taxable-equivalent yield rose to
5.94 percent for the quarter ended June 30, 2000, compared to 5.64 percent for the quarter ended June 30, 1999.
     For the six months ended June 30, 2000, interest income from investment securities was $44.6 million, compared to $58.5 million during the same period of 1999, a decrease of 23.7 percent. This decrease is the result of a 25.6 percent reduction in the average securities portfolio. The yield on average investment securities rose from 5.68 percent for the six-month period ended June 30, 1999 to 5.81 for the same period of 2000.

INTEREST-BEARING LIABILITIES
     At June 30,  2000 and  1999,  interest-bearing  liabilities  totaled  $7.63 billion and $7.52 billion, respectively, compared to $7.55 billion as of December 31, 1999. During the second quarter of 2000, interest-bearing liabilities averaged $7.56 billion, an increase of $69.3 million or 0.9 percent from the second quarter of 1999. Total interest-bearing liabilities increased
0.6 percent during the first six months of 2000 when compared to the same period of 1999.
     Deposits. At June 30, 2000, total deposits were $8.37 billion, an increase of $195.9 million or 2.4 percent over June 30, 1999. Compared to the December 31, 1999 balance of $8.17 billion, total deposits have increased $192.8 million or 2.4 percent.
     Average interest-bearing deposits were $6.85 billion during the second quarter of 2000 compared to $6.81 billion during the second quarter of 1999, an increase of 0.6 percent. While total interest-bearing liabilities were essentially unchanged, average money market accounts increased $112.3 million from the second quarter of 1999 to the second quarter of 2000, while . average time deposits decreased $33.7 million from the second quarter of 1999 to the second quarter of 2000, and average savings accounts decreased $23.9 million between the two periods.
     Borrowed Funds. At June 30, 2000, short-term borrowings totaled $562.9 million compared to $568.3 million at December 31, 1999 and $518.4 million at June 30, 1999. For the quarters ended June 30, 2000 and 1999, short-term borrowings averaged $552.6 million and $522.6 million, respectively. This increase resulted from growth among overnight repurchase agreements, partially offset by lower average Master Note borrowings.
     Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $80.2 million during the second quarter of 2000, an $11.4 million or
16.5 percent increase from the second quarter of 1999. The higher interest expense was primarily the result of higher market rates. The average rate on these liabilities was 4.27 percent during the second quarter of 2000 compared to
3.68 percent during the same period of 1999.
     For the second quarter, the rate on average time deposits grew from 4.82 percent in 1999 to 5.50 percent in 2000, while the rate on average money market accounts increased from 3.37 percent to 4.22 percent. The rate on average master notes for the second quarter of 2000 was 5.32 percent, while the rate was 3.90 percent during the same period in 1999.
     For the year-to-date, interest expense was $154.6 million, compared to $138.5 million for the same period of 1999. The 11.6 percent increase results from higher interest rates for interest-bearing deposits and borrowings.

NET INTEREST INCOME
     Net interest income totaled $91.7 million during the second quarter of 2000, an increase of $3.6 million or 4.0 percent from the second quarter of 1999. The taxable-equivalent net yield on interest-earning assets was 4.23 percent for the second quarter of 2000, an increase of 12 basis points from the
4.11 percent reported for the second quarter of 1999. The taxable equivalent interest rate spread for the second quarter of 2000 was 3.63 percent compared to
3.62 percent for the same period of 1999. The improved net yield on interest-earning assets result from faster growth in interest-earning assets than growth of interest-bearing liabilities.
     A principal objective of BancShares' asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.
     Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. As of June 30, 2000, BancShares' market risk profile has not changed significantly from December 31, 1999. BancShares continues to experience a liability-sensitive position which results in lower net interest income during period of rising interest rates. However, as a result of asset growth rates at levels that exceed deposit growth rates, the liability sensitive position as a percentage of interest-earning assets has narrowed since December 31, 1999.

ASSET QUALITY
     Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating probable credit losses. At June 30, 2000, the reserve for loan losses amounted to $100.5 million or 1.43 percent of loans outstanding. This compares to $98.7 million or 1.46 percent at December 31, 1999, and $96.8 million or 1.52 percent at June 30, 1999.
     Management considers the established reserve adequate to absorb losses that relate to loans outstanding at June 30, 2000. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of adjustments to the reserve based on their judgments of information available to them at the time of their examination.
     The provision for loan losses charged to operations during the second quarter of 2000 was $3.0 million, compared to $2.2 million during the second quarter of 1999. For the six month periods ended June 30, total provision for loan losses was $6.4 million for 2000 and $4.8 million for 1999. The $1.6 million increase reflects the higher rate of growth in the loan portfolio during 2000.
     Net charge-offs for the six month period ended June 30, 2000 totaled $4.6 million, compared to $4.2 million during the same period of 1999. As a percentage of average loans outstanding, the losses represent 0.14 percent for both periods on an annualized basis. Gross charge-offs totaled $6.7 million for each of the six month periods ended June 30, 2000 and 1999. Recoveries were $2.1 million and $2.5 million for the respective periods.
     Management remains committed to maintaining high levels of credit quality. Table 6 provides details concerning the reserve and provision for loan losses over the past five quarters and for the year-to-date for 2000 and 1999.
     Nonperforming assets. At June 30, 2000, BancShares' nonperforming assets amounted to $11.2 million or 0.16 percent of gross loans plus foreclosed properties, compared to $12.3 million at December 31, 1999, and $13.5 million at June 30, 1999. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

NONINTEREST INCOME
     During the first six months of 2000, noninterest income was $85.4 million, compared to $77.5 million during the same period of 1999. The $8.0 million or
10.3 percent increase was primarily due to growth in service charges on deposit accounts and improved credit card income. During the first six months of 2000, total service charges on deposits was $28.8 million, compared to $25.8 million earned during the same period of 1999. This increase primarily resulted from higher commercial service charges and increased bad check charges.
     Noninterest income from the credit card operation contributed an additional $3.0 million during the first six months of 2000 compared to the same period of 1999. This represents a 21.8 percent increase over 1999, the result of higher merchant income and interchange income generated by card usage. BancShares also reported a $1.7 million increase in other service charges and fees during the first six months of 2000, a 35.2 percent increase due to growth in various fee producing services.
     Noninterest income gains were partially offset by reductions in mortgage income and securities gains. Mortgage income was $3.0 million for the first six months of 2000, a reduction of $1.0 million or 25.2 percent from the same period of 1999. During 2000, origination fees declined due to fewer mortgage loan originations. Securities gains were $755,000 lower during the first half of 2000 due to lower investment gains in equity investments.
     During the third quarter of 2000, FCB entered into an agreement to sell the servicing rights for approximately $1.6 billion in residential mortgages. Subject to regulatory approval and other conditions, management expects this transaction to close during the third or fourth quarter. Based on current pricing indicators, management projects an after-tax gain of approximately $13.2 million.
     FCB has also entered into agreements to sell four offices in eastern North Carolina to related parties. As a result of these transactions, which are expected to be consummated during the fourth quarter of 2000, management projects noninterest income of approximately $4.2 million will be recorded.

NONINTEREST EXPENSE
     Noninterest  expense was $194.2 million for the first six months of 2000, a
5.2 percent increase over the $184.6 million recorded during the same period of 1999. Much of the $9.6 million increase in noninterest expense relates to continued franchise expansion in Georgia and Florida by ASB. Salary and wages expenses increased $3.7 million during 2000 when compared to the same period of 1999. This 4.7 percent increase reflects the growth in employee population required to staff new branch offices throughout the franchise. Employee benefits expense increased $1.8 million or 11.4 percent during the first six months of 2000, compared to the corresponding period of 1999 due to the larger employee population and increased insurance costs.
     Occupancy expense increased $1.9 million or 13.1 percent during the first six months of 2000, the result of higher rent and depreciation expense for new and renovated branch facilities and increased property tax expenses.
     The $2.3 million increase in other expenses resulted from higher credit card processing costs and net loss on assets.

INCOME TAXES
     Income tax expense amounted to $25.1 million during the first six months of 2000, compared to $22.6 million during the same period of 1999, an 11.4 percent increase resulting from higher pre-tax income. The effective tax rates for these periods were 38.0 percent and 36.4 percent, respectively. The increase in income tax expense and the higher effective tax rates result from higher state income tax expense during 2000.

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

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
     BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At June 30, 2000 and 1999, the leverage capital ratio of BancShares was 8.24 percent and 7.56 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratio was 10.13 percent at June 30, 2000, and 10.01 percent as of June 30, 1999. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 11.42 percent at June 30, 2000 and 11.33 percent as of June 30, 1999. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies.

CURRENT ACCOUNTING AND REGULATORY ISSUES
     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. As a result of BancShares' limited use of derivative instruments, the adoption of SFAS No. 133 should not have a material impact on its consolidated financial statements. SFAS No. 133, as amended, becomes effective during 2001 for BancShares.
     Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

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