Form 10-Q
period 2000-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2000-11-13
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  September 30, 2000

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

                          Yes    X           No  _____


             Class A Common Stock--$1 Par Value-- 8,813,454 shares
             Class B Common Stock--$1 Par Value-- 1,716,372 shares (Number of shares outstanding, by class, as of November 13, 2000)

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated  Balance Sheets at September 30, 2000,
          December 31, 1999,and September 30, 1999


          Consolidated Statements of Income for the three and nine-month periods ended September 30, 2000, and September 30, 1999



          Consolidated Statements of Changes in Shareholders' Equity for thenine-month periods ended September 30, 2000, and September 30, 1999

          Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2000, and September 30, 1999


          Notes to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 3.   Market Risk Disclosure

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b) Reports on Form 8-K. During the quarter ended September 30, 2000, Registrant filed a Current Report on Form 8-K to report the sale of it's mortgage servicing rights.




                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  November 13, 2000                          By:/s/Kenneth A. Black
                                                   Kenneth A. Black
                                                   Vice President, Treasurer,
                                                   and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Third Quarter  2000


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries

                                                            September 30*     December 31#     September 30*
(thousands,except share data)                                       2000             1999              1999
Assets
Cash and due from banks                                         $529,897          $591,605          $461,792
Investment securities  held to maturity                        1,693,741         1,353,321         1,676,825
Investment securities  available for sale                         36,698            18,573            22,695
Overnight investments                                            450,446           473,393           316,158
Loans                                                          7,097,773         6,751,039         6,574,807
Less reserve for loan losses                                     101,565            98,690            97,965
-------------------------------------------------------------------------------------------------------------
     Net loans                                                 6,996,208         6,652,349         6,476,842
Premises and equipment                                           427,245           397,397           386,990
Income earned not collected                                       59,708            52,621            57,980
Other assets                                                     167,353           177,840           178,433
-------------------------------------------------------------------------------------------------------------
     Total assets                                            $10,361,296        $9,717,099        $9,577,715
=============================================================================================================

Liabilities
Deposits:
  Noninterest-bearing                                         $1,387,406        $1,343,353        $1,319,625
  Interest-bearing                                             7,281,236         6,830,245         6,742,466
-------------------------------------------------------------------------------------------------------------
     Total deposits                                            8,668,642         8,173,598         8,062,091
Short-term borrowings                                            632,318           568,301           554,866
Long-term obligations                                            154,687           155,683           156,840
Other liabilities                                                116,308            90,760            90,849
-------------------------------------------------------------------------------------------------------------
     Total liabilities                                         9,571,955         8,988,342         8,864,646
Shareholders' Equity
Common stock:
   Class A - $1 par value (8,813,454; 8,890,039 and
       8,905,199 shares issued, respectively)                      8,813             8,890             8,906
   Class B - $1 par value (1,720,360 shares
       issued for all periods)                                     1,720             1,720             1,720
Surplus                                                          143,766           143,766           143,760
Retained earnings                                                629,543           567,801           551,834
Accumulated other comprehensive income                             5,499             6,580             6,849
-------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                  789,341           728,757           713,069
-------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity              $10,361,296        $9,717,099        $9,577,715
=============================================================================================================

# Unaudited
* Derived from the 1999 Annual Report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.




First Citizens BancShares, Inc and Subsidiaries
Third Quarter  2000

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries
                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30                    September 30
(thousands, except share data, unaudited)                            2000           1999            2000            1999
-------------------------------------------------------------------------------------------------------------------------
Interest income
Loans                                                            $150,083       $129,434        $431,376        $376,135
Investment securities:
  U. S. Government                                                 24,953         26,497          69,192          84,663
  State, county and municipal                                          60             37             163             112
  Other                                                               118            165             373             404
-------------------------------------------------------------------------------------------------------------------------
  Total investment securities interest income                      25,131         26,699          69,728          85,179
Overnight investments                                               7,752          4,091          17,738          11,326
-------------------------------------------------------------------------------------------------------------------------
  Total interest income                                           182,966        160,224         518,842         472,640
Interest expense
Deposits                                                           79,944         61,175         214,414         182,528
Short-term borrowings                                               8,397          6,125          22,184          16,964
Long-term obligations                                               3,168          3,197           9,476           9,539
-------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                           91,509         70,497         246,074         209,031
-------------------------------------------------------------------------------------------------------------------------
  Net interest income                                              91,457         89,727         272,768         263,609
Provision for loan losses                                           4,197          3,329          10,631           8,169
-------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses              87,260         86,398         262,137         255,440
Noninterest income
Service charges on deposit accounts                                14,898         14,677          43,674          40,486
Credit card income                                                  9,990          8,367          26,915          22,258
Trust income                                                        3,660          3,508          11,062          10,515
Fees from processing services                                       3,683          3,270          10,635           9,643
Commission income                                                   4,146          2,797          10,253           8,082
ATM income                                                          2,824          2,828           8,143           7,989
Gain on sale of mortgage servicing rights                          20,187              -          20,187               -
Mortgage income                                                       704          1,134           3,704           5,144
Gain on sale of branches                                                -          4,432               -           5,063
Other service charges and fees                                      3,074          2,692           9,405           7,373
Securities gains                                                    2,246              -           2,268             777
Other                                                               1,946          2,193           6,560           6,034
-------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                         67,358         45,898         152,806         123,364
Noninterest expense
Salaries and wages                                                 43,485         41,207         126,106         120,102
Employee benefits                                                   7,880          7,733          24,957          23,056
Occupancy expense                                                   9,246          7,597          25,628          22,083
Equipment expense                                                   9,730          9,334          28,189          27,866
Other                                                              30,916         29,233          90,617          86,602
-------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                       101,257         95,104         295,497         279,709
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                         53,361         37,192         119,446          99,095
Income taxes                                                       20,006         14,060          45,123          36,612
=========================================================================================================================
  Net income                                                      $33,355        $23,132         $74,323         $62,483
=========================================================================================================================
Average shares outstanding                                     10,534,049     10,625,559      10,559,305      10,625,559
-------------------------------------------------------------------------------------------------------------------------
Per Share
Net income                                                          $3.17          $2.18           $7.04           $5.88
Cash dividends                                                       0.25           0.25            0.75            0.75
-------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter  2000

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries


                                                                                                     Accumulated
                                                          Class A    Class B                               Other       Total
                                                           Common     Common              Retained Comprehensive Shareholders'
(thousands,except share data, unaudited)                    Stock      Stock    Surplus   Earnings        Income      Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                               $8,906     $1,720   $143,760   $497,316        $9,047    $660,749

Net income                                                                                  62,483                    62,483
Unrealized securities losses, net of $1,251 tax benefit                                                   (2,198)     (2,198)
Cash dividends                                                                              (7,965)                   (7,965)
=============================================================================================================================
Balance at September 30, 1999                              $8,906     $1,720   $143,760   $551,834        $6,849    $713,069
=============================================================================================================================

Balance at December 31, 1999                               $8,890     $1,720   $143,766   $567,801        $6,580    $728,757

Redemption of 76,585 shares of Class A
    common stock                                              (77)                          (4,652)                   (4,729)
Net income                                                                                  74,323                    74,323
Unrealized securities losses, net of $654 tax benefit                                                     (1,081)     (1,081)
Cash dividends                                                                              (7,929)                   (7,929)
=============================================================================================================================
Balance at September 30, 2000                              $8,813     $1,720   $143,766   $629,543        $5,499    $789,341
=============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter  2000

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries
                                                                                  Nine months ended September 30
                                                                                -----------------------------------
                                                                                          2000                1999
-------------------------------------------------------------------------------------------------------------------
                                                                                       (thousands, unaudited)

Operating Activities
Net income                                                                             $74,323             $62,483
Adjustments to reconcile net income to cash
   provided  by operating activities:
  Amortization of intangibles                                                            8,706               8,817
  Provision for loan losses                                                             10,631               8,169
  Deferred tax benefit                                                                  (1,296)             (4,143)
  Change in current taxes payable                                                        9,006              (2,944)
  Depreciation                                                                          22,566              22,823
  Change in accrued interest payable                                                    14,011              (7,526)
  Change in income earned not collected                                                 (7,087)              3,672
  Securities gains                                                                      (2,268)               (777)
  Gain on sales of branches                                                                  -              (5,063)
  Gain on sale of mortgage servicing rights                                            (20,187)                  -
  Provision for branches to be closed                                                    2,681                   -
  Origination of loans held for sale                                                  (109,578)           (345,347)
  Proceeds from sale of loans held for sale                                            103,631             392,106
  Loss (gain) on loans held for sale                                                       225              (2,047)
  Net amortization of premiums and discounts                                                72               9,720
  Net change in other assets                                                            (2,172)               (277)
  Net change in other liabilities                                                         (150)             (4,830)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              103,114             134,836
-------------------------------------------------------------------------------------------------------------------
Investing Activities
  Net increase in loans outstanding                                                   (348,768)           (467,494)
  Purchases of investment securities held to maturity                               (1,088,398)           (559,826)
  Purchases of investment securities available for sale                                (20,352)             (2,315)
  Proceeds from maturities of investment securities held to maturity                   747,906           1,008,653
  Proceeds from sales of investment securities available for sale                        2,337               1,710
  Proceeds from sale of mortgage servicing rights                                       26,513                   -
  Net change in overnight investments                                                   22,947             (83,433)
  Dispositions of premises and equipment                                                 2,971               6,003
  Additions to premises and equipment                                                  (55,385)            (50,122)
  Purchase and sale of branches, net of cash transferred                                     -             (70,067)
-------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                 (710,229)           (216,891)
-------------------------------------------------------------------------------------------------------------------
Financing Activities
  Net change in time deposits                                                          504,242             (67,456)
  Net change in demand and other interest-bearing deposits                              (9,198)            131,548
  Net change in short-term borrowings                                                   63,021             (15,235)
  Repurchases of common stock                                                           (4,729)                  -
  Cash dividends paid                                                                   (7,929)             (7,965)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                              545,407              40,892
-------------------------------------------------------------------------------------------------------------------
Change in cash and due from banks                                                      (61,708)            (41,163)
Cash and due from banks at beginning of period                                         591,605             502,955
===================================================================================================================
Cash and due from banks at end of period                                              $529,897            $461,792
===================================================================================================================
Cash payments for:
  Interest                                                                            $140,554             216,096
  Income taxes                                                                          36,597              42,027
Supplemental disclosure of noncash investing and financing activities:
  Unrealized securities losses                                                          (1,735)             (3,449)
-------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements



First Citizens BancShares, Inc. and Subsidiaries
Third Quarter  2000

Notes to Consolidated Financial Statements
First Citizens BancShares, Inc. and Subsidiaries



Note A - Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete statements.
         In the opinion of management, the consolidated statements contain all material adjustments necessary to present fairly the financial position of First Citizens BancShares, Inc. ("BancShares") as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
         These financial statements should be read in conjunction with the financial statements and notes included in the 1999 First Citizens BancShares, Inc. Annual Report. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2000. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.


Note B - Comprehensive Income
    The following table displays comprehensive income for the periods indicated:

                                                Three Months Ended September 30         Nine Months Ended September 30
(thousands)                                             2000               1999                2000               1999
-----------------------------------------------------------------------------------------------------------------------
Net income                                           $33,355            $23,132             $74,323            $62,483
Other comprehensive income (loss)                       (315)                21              (1,081)            (2,198)
=======================================================================================================================
Comprehensive income                                 $33,040            $23,153             $73,242            $60,285
=======================================================================================================================


Note C - Mortgage Servicing
------------------------------------------------------------------------------
During the three months ended September 30, 2000, BancShares sold the mortgage servicing rights relating to approximately $1.6 billion in loans serviced for others to an independent third party. As a result of this transaction, which resulted in a nonrecurring gain of $20.2 million, BancShares' carrying value of mortgage servicing rights was reduced from $6.8 million as of December 31, 1999 to zero. Also, BancShares has outsourced servicing for mortgage loans held in its own portfolio. As a result of these transactions, BancShares no longer services mortgage loans.


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter  2000

 Financial Summary
                                                                                                                            Table 1
                                                              2000                              1999              Nine Months Ended
                                               Third        Second         First        Fourth         Third        September 30
(thousands, except per share data and ratios Quarter       Quarter       Quarter       Quarter       Quarter      2000         1999
-----------------------------------------------------------------------------------------------------------------------------------
Summary of Operations
Interest income                          $182,966      $171,890      $163,986      $161,251      $160,224      $518,842    $472,640
Interest expense                           91,509        80,184        74,381        72,511        70,497       246,074     209,031
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                        91,457        91,706        89,605        88,740        89,727       272,768     263,609
Provision for loan losses                   4,197         2,975         3,459         3,503         3,329        10,631       8,169
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for loan losses                        87,260        88,731        86,146        85,237        86,398       262,137     255,440
Noninterest income                         67,358        44,097        41,351        41,975        45,898       152,806     123,364
Noninterest expense                       101,257        97,953        96,287        95,911        95,104       295,497     279,709
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                 53,361        34,875        31,210        31,301        37,192       119,446      99,095
Income taxes                               20,006        13,421        11,696        11,984        14,060        45,123      36,612
Net income                                $33,355       $21,454       $19,514       $19,317       $23,132       $74,323     $62,483
===================================================================================================================================
Net interest income-taxable equivalent    $92,162       $92,414       $90,374       $89,267       $90,258      $274,950    $265,299
-----------------------------------------------------------------------------------------------------------------------------------
Selected Averages
Total assets                          $10,167,665    $9,772,765    $9,658,251    $9,721,360    $9,644,135    $9,866,386  $9,589,565
Investment securities                   1,633,653     1,594,291     1,497,278     1,583,216     1,897,593     1,575,286   2,017,852
Loans                                   7,036,622     6,917,041     6,789,203     6,646,312     6,474,200     6,914,735   6,315,810
Interest-earning assets                 9,142,585     8,788,776     8,667,039     8,627,990     8,689,146     8,867,141   8,642,421
Deposits                                8,524,930     8,211,252     8,128,968     8,140,962     8,121,209     8,289,283   8,093,473
Interest-bearing liabilities            7,886,410     7,560,267     7,512,781     7,533,726     7,518,874     7,654,004   7,512,009
Long-term obligations                     154,979       153,773       155,171       158,975       156,856       154,642     157,533
Shareholders' equity                     $770,418      $748,648      $734,777      $720,617      $702,065      $751,643    $684,687
Shares outstanding                     10,534,049    10,551,766    10,592,378    10,625,208    10,625,559    10,559,305  10,625,559
-----------------------------------------------------------------------------------------------------------------------------------
Selected Period-End Balances
Total assets                          $10,361,296    $9,943,877    $9,880,732    $9,717,099    $9,577,715   $10,361,296  $9,577,715
Investment securities                   1,730,439     1,543,033     1,547,214     1,371,894     1,699,520     1,730,439   1,699,520
Loans                                   7,097,773     7,006,824     6,828,095     6,751,039     6,574,807     7,097,773   6,574,807
Interest-earning assets                 9,278,658     8,871,522     8,896,750     8,596,326     8,590,485     9,278,658   8,590,485
Deposits                                8,668,642     8,366,364     8,295,850     8,173,598     8,062,091     8,668,642   8,062,091
Interest-bearing liabilities            8,068,241     7,626,805     7,655,102     7,554,229     7,454,172     8,068,241   7,454,172
Long-term obligations                     154,687       153,761       154,915       155,683       156,840       154,687     156,840
Shareholders' equity                     $789,341      $758,985      $741,136      $728,757      $713,069      $789,341    $713,069
Shares outstanding                     10,533,814    10,534,614    10,566,849    10,610,399    10,625,559    10,533,814  10,625,559
-----------------------------------------------------------------------------------------------------------------------------------
Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets                                 1.31 %        0.88 %        0.81 %        0.79 %        0.95 %        1.01 %      0.87
Shareholders' equity                        17.22         11.53         10.68         10.64         13.07         13.21       12.20
Dividend payout ratio                        7.88         12.32         13.59         13.74         11.47         10.65       12.76
-----------------------------------------------------------------------------------------------------------------------------------
Liquidity and Capital Ratios (averages)
Loans to deposits                           82.54  %      84.24  %      83.52  %      81.64 %       79.72 %       83.42 %     78.04
Shareholders' equity to total assets         7.58          7.66          7.61          7.41          7.28          7.62        7.14
Time certificates of $100,000 or more
    to total deposits                        9.54          9.27          9.01          8.96          8.93          9.29        8.94
-----------------------------------------------------------------------------------------------------------------------------------
Per Share of Stock
Net income                                  $3.17         $2.03         $1.84         $1.82         $2.18         $7.04       $5.88
Cash dividends                               0.25          0.25          0.25          0.25          0.25          0.75        0.75
Book value at period end                    74.93         72.05         70.14         68.68         67.11         74.93       67.11
Tangible book value at period end           64.77         61.92         59.79         58.13         56.31         64.77       56.31
-----------------------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter  2000

 Outstanding Loans by Type
                                                                                                                  Table 2
                                                2000                                           1999
-------------------------------------------------------------------------------------------------------------------------
                                                    Third          Second           First         Fourth           Third
(thousands)                                       Quarter         Quarter         Quarter        Quarter         Quarter
-------------------------------------------------------------------------------------------------------------------------
Real estate:
Construction and land development                $209,592        $200,483        $208,518       $186,119        $170,467
Mortgage:
  1-4 family residential                        1,515,694       1,460,512       1,368,732      1,326,642       1,311,314
  Commercial                                    1,980,802       1,934,302       1,866,544      1,810,904       1,732,853
  Equity Line                                     838,198         813,908         776,164        755,342         706,271
  Other                                           201,107         204,962         184,397        161,652         162,098
Commercial and industrial                         942,507         946,067         950,445        985,738         971,199
Consumer                                        1,248,793       1,297,982       1,340,671      1,393,227       1,400,144
Lease financing                                   134,655         131,579         127,822        123,908         111,338
Other                                              26,425          17,029           4,802          7,507           9,123
-------------------------------------------------------------------------------------------------------------------------
Total loans                                     7,097,773       7,006,824       6,828,095      6,751,039       6,574,807
Less reserve for loan losses                      101,565         100,515          99,590         98,690          97,965
-------------------------------------------------------------------------------------------------------------------------
Net loans                                      $6,996,208      $6,906,309      $6,728,505     $6,652,349      $6,476,842
-------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter  2000

                                                                                                                          Table 3
                                                 September 30, 2000                             September 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                             Average     Taxable                              Average    Taxable
                                         Book        Fair   Maturity  Equivalent          Book       Fair    Maturity Equivalent
(thousands)                             Value       Value (Yrs./Mos.)      Yield         Value      Value  (Yrs./Mos.)     Yield
------------------------------------------------------------------------------------------------------------------------------------
U. S. Government:
Within one year                    $1,363,229  $1,353,193    0/6            6.22 %  $1,269,604 $1,267,703     0/6           5.55 %
One to five years                     317,202     317,700    1/6            6.91       393,652    385,725     1/5           5.71
Five to ten years                         222         224    8/8            8.04           188        191     7/11          8.21
Over ten years                          8,336       8,279   26/3            7.37        10,264     10,268    26/10          7.37
------------------------------------------------------------------------------------------------------------------------------------
Total                               1,688,989   1,679,396    0/8            6.35     1,673,708  1,663,887     0/8           5.59
State, county and municipal:
Within one year                         1,150       1,154    0/4            7.20           250        252     0/7           7.91
One to five years                       1,759       1,774    2/8            7.42         2,412      2,459     2/2           7.21
Over ten years                          1,538       1,588   17/6            8.58           150        152    17/11          9.14
------------------------------------------------------------------------------------------------------------------------------------
Total                                   4,447       4,516    7/3            7.76         2,812      2,863    2/10           7.37
Other
Within one year                            10          10    0/4            5.88           -           -     -               -
One to five years                          45          45    1/7            6.64            55         55     2/5           5.47
Five to ten years                         250         250    8/1            4.50           250        250    8/10           2.25
------------------------------------------------------------------------------------------------------------------------------------
Total                                     305         305    5/1            5.11           305        305     7/8           2.47
------------------------------------------------------------------------------------------------------------------------------------
Total securities held to maturity   1,693,741   1,684,217    0/10           6.36 %  $1,676,825 $1,667,055    0/10           5.60 %
Marketable equity securities           24,500      36,698     -               -         11,333     22,695      -               -
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities        $1,718,241  $1,720,915     -               -     $1,688,158 $1,689,750      -               -
------------------------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter  2000

                                                                                                                       Table 4

                                               2000                             1999                 Increase (decrease) due to:
-------------------------------------------------------------------------------------------------------------------------------
                                                 Interest                         Interest
                                       Average    Income/ Yield/        Average    Income/ Yield/              Yield/    Total
(thousands)                            Balance    Expense   Rate        Balance    Expense   Rate     Volume     Rate   Change
-------------------------------------------------------------------------------------------------------------------------------
Assets
Total loans                         $7,036,622   $150,752   8.52 %   $6,474,200   $129,948   7.96 %  $11,472   $9,332  $20,804
Investment securities:
U. S. Government                     1,600,409     24,953   6.20      1,871,805     26,497   5.62     (4,053)   2,509   (1,544)
State, county and municipal              4,461         96   8.56          2,820         54   7.60         33        9       42
Other                                   28,783        118   1.63         22,968        165   2.85         33      (80)     (47)
-------------------------------------------------------------------------------------------------------------------------------
Total investment securities          1,633,653     25,167   6.13      1,897,593     26,716   5.59     (3,987)   2,438   (1,549)
Overnight investments                  472,310      7,752   6.53        317,353      4,091   5.11      2,259    1,402    3,661
===============================================================================================================================
Total interest-earning assets       $9,142,585   $183,671   7.99 %   $8,689,146   $160,755   7.34 %   $9,744  $13,172  $22,916
===============================================================================================================================

Liabilities
Deposits:
Checking With Interest              $1,051,003     $1,555   0.59 %   $1,061,601     $1,559   0.58 %     ($23)     $19      ($4)
Savings                                628,857      2,363   1.49        690,637      2,711   1.56       (234)    (114)    (348)
Money market accounts                1,455,076     16,487   4.51      1,385,314     12,551   3.59        681    3,255    3,936
Time deposits                        4,012,339     59,539   5.90      3,668,409     44,354   4.80      4,596   10,589   15,185
-------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits      7,147,275     79,944   4.45      6,805,961     61,175   3.57      5,020   13,749   18,769
Federal funds purchased                 38,365        645   6.69         46,000        588   5.07       (114)     171       57
Repurchase agreements                  181,891      2,360   5.16        120,580      1,164   3.83        692      504    1,196
Master notes                           308,841      4,448   5.73        332,574      3,609   4.31       (303)   1,142      839
Other short-term borrowings             55,059        944   6.82         56,903        764   5.33        (29)     209      180
Long-term obligations                  154,979      3,168   8.13        156,856      3,197   8.09        (41)      12      (29)
===============================================================================================================================
Total interest-bearing liabilities  $7,886,410    $91,509   4.62 %   $7,518,874    $70,497   3.72 %   $5,225  $15,787  $21,012
===============================================================================================================================
Interest rate spread                                        3.37 %                           3.62 %
-------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                        $92,162   4.01 %                 $90,258   4.12 %   $4,519  ($2,615)  $1,904
-------------------------------------------------------------------------------------------------------------------------------
Average loan balances include nonaccrual loans.  Yields related to loans and securities exempt from both federal and state income taxes,  federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for each period, and state income tax rates of 7.00% for 2000 and 1999.  The taxiable-equivalent adjustment was $705 for 2000 and $531 for 1999.

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2000

                                                                                                                     Table 5
                                              2000                           1999                Increase (decrease) due to:
-----------------------------------------------------------------------------------------------------------------------------
                                                 Interest                       Interest
                                      Average     Income/ Yield/     Average     Income/ Yield/              Yield/    Total
(thousands)                           Balance     Expense Rate       Balance     Expense Rate      Volume      Rate   Change
-----------------------------------------------------------------------------------------------------------------------------
Assets
Total loans                        $6,914,735    $433,463 8.37 %  $6,315,810    $377,772 7.99 %   $36,742   $18,949  $55,691
Investment securities:
U. S. Government                    1,549,675      69,192 5.96     1,990,566      84,663 5.69     (19,096)    3,625  (15,471)
State, county and municipal             4,057         258 8.49         2,921         165 7.55          68        25       93
Other                                  21,554         373 2.31        24,365         404 2.22         (47)       16      (31)
-----------------------------------------------------------------------------------------------------------------------------
Total investment securities         1,575,286      69,823 5.92     2,017,852      85,232 5.65     (19,075)    3,666  (15,409)
Overnight investments                 377,120      17,738 6.28       308,759      11,326 4.90       2,866     3,546    6,412
-----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets      $8,867,141    $521,024 7.85 %  $8,642,421    $474,330 7.33 %   $20,533   $26,161  $46,694
=============================================================================================================================

Liabilities
Deposits:
Checking with Interest             $1,063,527      $4,669 0.59 %  $1,073,106      $5,265 0.66 %      ($41)    ($555)   ($596)
Savings                               642,781       7,392 1.54       693,574       8,107 1.56        (601)     (114)    (715)
Money market accounts               1,463,926      46,039 4.20     1,330,206      34,052 3.42       3,829     8,158   11,987
Time deposits                       3,770,027     156,314 5.54     3,711,848     135,104 4.87       2,387    18,823   21,210
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits     6,940,261     214,414 4.13     6,808,734     182,528 3.58       5,574    26,312   31,886
Federal funds purchased                36,113       1,674 6.19        55,147       1,970 4.78        (777)      481     (296)
Repurchase agreements                 163,181       5,923 4.85       112,865       3,065 3.63       1,597     1,261    2,858
Master notes                          303,394      11,859 5.22       320,233       9,649 4.03        (569)    2,779    2,210
Other short-term borrowings            56,413       2,728 6.46        57,497       2,280 5.30         (46)      494      448
Long-term obligations                 154,642       9,476 8.19       157,533       9,539 8.10        (172)      109      (63)
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities $7,654,004    $246,074 4.29 %  $7,512,009    $209,031 3.72 %    $5,607   $31,436  $37,043
=============================================================================================================================
Interest rate spread                                      3.56 %                         3.61 %
-----------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                       $274,950 4.14 %                $265,299 4.10 %   $14,926   ($5,275)  $9,651
-----------------------------------------------------------------------------------------------------------------------------
Average loan balances  include  nonaccrual  loans.  Yields  related to loans and securities exempt from both federal and state income taxes, federal income taxes only,  or state  income  taxes  only are  stated on a  taxable-equivalent  basis assuming a statutory  federal income tax rate of 35% for each period,  and state income tax rates of 7.00% for 2000 and 1999. The taxable  equivalent  adjustment was $2,187 and $1,690 for 2000 and 1999, respectively.

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter  2000

                                                                                                                           Table 6
                                                2000                                    1999
                                                                                                             Nine Months Ended
                                          Third        Second         First       Fourth         Third          September 30
(thousands, except ratios)              Quarter       Quarter       Quarter      Quarter       Quarter          2000          1999
-----------------------------------------------------------------------------------------------------------------------------------
Reserve balance at beginning of period $100,515       $99,590       $98,690      $97,965       $96,765       $98,690       $96,115
Provision for loan losses                 4,197         2,975         3,459        3,503         3,329        10,631         8,169
Net charge-offs:
Charge-offs                              (3,989)       (3,395)       (3,290)      (3,841)       (3,150)      (10,674)       (9,846)
Recoveries                                  842         1,345           731        1,063         1,021         2,918         3,527
-----------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                          (3,147)       (2,050)       (2,559)      (2,778)       (2,129)       (7,756)       (6,319)
===================================================================================================================================
Reserve balance at end of period       $101,565      $100,515       $99,590      $98,690       $97,965      $101,565       $97,965
===================================================================================================================================
Historical Statistics
Balances
Average total loans                  $7,036,622    $6,917,041    $6,789,203   $6,646,312    $6,474,200    $6,914,735    $6,315,810
Total loans at period-end             7,097,773     7,006,824     6,828,095    6,751,039     6,574,807     7,097,773     6,574,807
-----------------------------------------------------------------------------------------------------------------------------------
Risk Elements
Nonaccrual loans                        $13,918        $9,910       $10,546      $10,720       $10,580       $13,918       $10,580
Other real estate acquired through
      foreclosure                         2,079         1,249         2,071        1,600         1,614         2,079         1,614
-----------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets              $15,997       $11,159       $12,617      $12,320       $12,194       $15,997       $12,194
-----------------------------------------------------------------------------------------------------------------------------------
Accruing loans 90 days or more past due  $6,866        $6,051        $5,294       $3,576        $7,350        $6,866        $7,350
-----------------------------------------------------------------------------------------------------------------------------------
Ratios
Net charge-offs (annualized) to average
      total loans                          0.18 %        0.12  %       0.15  %      0.17  %       0.13 %        0.15 %        0.13 %
Reserve for loan losses to total loans
      at period-end                        1.43          1.43          1.46         1.46          1.49          1.43          1.49
Nonperforming assets to total loans plus
      foreclosed real estate at period-end 0.23          0.16          0.18         0.18          0.19          0.23          0.19
-----------------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter  2000

                                                      8
INTRODUCTION
         Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares' two banking subsidiaries. First-Citizens Bank & Trust Company ("FCB") operates branches in North Carolina, West Virginia, and Virginia. Atlantic States Bank ("ASB") operates offices in Georgia and Florida.
SUMMARY
         BancShares realized an increase in earnings during the third quarter of 2000 compared to the third quarter of 1999. Consolidated net income during the third quarter of 2000 was $33.4 million, compared to $23.1 million earned during the corresponding period of 1999.  Net income per share during the third quarter of 2000 totaled $3.17, compared to $2.18 during the third quarter of 1999. Return on average assets was 1.31 percent for the third quarter of 2000 compared to 0.95 percent during the same period of 1999. Return on average equity was 17.22 for the third quarter of 2000 compared to 13.07 for the same quarter of 1999.
         Much of the increase in earnings can be attributed to nonrecurring gains resulting from securities gains and the sale of mortgage servicing rights during the third quarter of 2000. Partially offsetting these gains were nonrecurring losses recorded in conjunction with planned branch closings. During the third quarter of 1999, BancShares recorded a nonrecurring gain resulting from the sale of branch offices. Ignoring the impact of the nonrecurring items during both periods, net income for the third quarter of 2000 would have been $20.9 million, compared to $20.3 million during 1999, an increase of 2.5 percent. Adjusting for the impact of the nonrecurring items, net income per share was $1.98 during the third quarter of 2000, compared to net income of $1.92 per share during the same period of 1999.
         For the first nine months of 2000, BancShares recorded net income of $74.3 million, compared to $62.5 million earned during the first nine months of 1999. Net income per share for the first nine months of 2000 was $7.04, compared to $5.88 during the same period of 1999. BancShares returned 1.01 percent on average assets during the first nine months of 2000 compared to
0.87 percent during the corresponding period of 1999. The return on average equity for 2000 was 13.21 percent, compared to 12.20 percent for the same period. The 18.9 percent increase in year-to-date net income resulted primarily from higher noninterest income due to the sale of mortgage servicing rights and securities gains, partially offset by the provision for the closing of branches. In addition to the nonrecurring items during the third quarter of 2000, BancShares had recorded nonrecurring securities gains of $458,000 and write-downs of impaired assets of $661,000 during the first six months of 2000.
         Adjusting for the impact of the nonrecurring items, year-to-date net income would have been $62.0 million during 2000 and $59.3 million during 1999, a 4.5 percent increase in 2000. Adjusted net income per share would have been $5.87 for 2000 and $5.62 for 1999.
         Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the third quarter and Table 5 for the first nine months of 2000 and 1999.
INTEREST-EARNING ASSETS
         Interest-earning assets for the third quarter of 2000 averaged $9.14 billion, an increase of $453.4 million or 5.2 percent from the third quarter of 1999. For the nine months ended September 30, 2000, earning assets averaged $8.87 billion, an increase of $224.7 million or 2.6 percent over the same period of 1999.  These increases result from growth in the loan portfolio.
         Loans. At September 30, 2000 and 1999, gross loans totaled $7.10 billion and $6.57 billion, respectively. As of December 31, 1999, gross loans were $6.75 billion. The $523.0 million increase in loans from September 30, 1999 to September 30, 2000 primarily results from growth within BancShares' commercial and retail real estate-based lending. Table 2 details outstanding loans by type for the past five quarters.
         During the third quarter of 2000, loans averaged $7.04 billion, an increase of $562.4 million or 8.7 percent from the comparable period of
1999. Loan growth resulted from strong demand for commercial and business loans as well as continued growth among retail loans secured by real estate.  Loans secured by real estate averaged $4.65 billion during the third quarter of 2000, an increase of $650.5 million, or 16.3 percent from the same period of 1999. The increase in real estate loans results from continued demand from commercial and business customers and continued growth in the EquityLine product. Consumer loans averaged $1.30 billion during the third quarter of 2000, a decrease of $120.2 million or 8.5 percent from the same period of 1999. The reduction in consumer loans during 2000 has resulted from a reduced emphasis on sales finance activity and a continued migration of traditional closed-end installment lending to real estate-secured home equity lines of credit. Loans originated for commercial purposes averaged $869.3 million during the third quarter of 2000, compared to $853.7 million during the third quarter of 1999, an increase of $15.6 million or 1.8 percent. Lease financing continues to grow, expanding $15.4 million or 20.7 percent from the third quarter of 1999 to the third quarter of 2000, when leases averaged $131.4 million.
         For the year-to-date, gross loans have averaged $6.91 billion for 2000 compared to $6.32 billion for the same period of 1999. This $598.9 million or 9.5 percent increase is likewise due to growth among commercial, business and retail real estate lending.
         As of September 30, 2000, $39.0 million in fixed-rate residential mortgage loans are classified as held for sale. All loans held for sale are carried at the lower of cost or fair value. Mortgage loan sale activity during the first nine months of 2000 has resulted from two primary goals. First, as in the past, management seeks to lessen the exposure to changes in interest rates by selling portions of its long-term fixed-rate loan production. Second, loan sales provide liquidity to meet ongoing loan demand. Sales of residential mortgage loans have supported both objectives.
         Despite the recent upward pressure on interest rates, management anticipates continued growth among commercial and business lending. Management projects continued reductions in retail installment loans, primarily resulting from a diminished emphasis on sales finance activity.
All growth projections, however, remain dependent on interest rates, as continued upward pressure on interest rates will likely slow loan growth.
         Investment securities. At September 30, 2000 and 1999, the investment portfolio totaled $1.73 billion and $1.70 billion, respectively. At December 31, 1999, the investment portfolio was $1.37 billion. Average investment securities decreased by $263.9 million or 13.9 percent from the third quarter of 1999 to the third quarter of 2000, the result of loan growth that absorbed liquidity resulting from maturing securities. All securities that are classified as held-to-maturity reflect BancShares' ability and positive intent to hold those investments until maturity. Marketable equity securities are classified as available-for-sale and are reported at their aggregate fair value. Table 3 presents detailed information relating to the investment securities portfolio.
         Income on Interest-Earning Assets. Interest income amounted to $183.0 million during the third quarter of 2000, a 14.2 percent increase over the third quarter of 1999. Improved yields and loan growth contributed to higher interest income in the third quarter of 2000 when compared to the same period of 1999.
         The taxable-equivalent yield on interest-earning assets for the third quarter of 2000 was 7.99 percent, compared to 7.34 percent for the corresponding period of 1999. The higher yield on earning assets during 2000 results primarily from an increase in the blended taxable-equivalent loan yield, the result of increased market rates and a more favorable loan mix.
         Loan interest income for the third quarter of 2000 was $150.1 million, an increase of $20.6 million or 16.0 percent from the third quarter of 1999, due to volume growth and improved yields. The taxable-equivalent yield on the loan portfolio was 8.52 percent during the third quarter of 2000, compared to 7.96 percent during the same period of 1999, the increase resulting from higher market rates. In addition to higher market rates during 2000, the composition of the loan portfolio has shifted toward higher-yielding commercial and business loans and away from more thinly-priced installment or residential mortgage loans.
         For the nine months ended September 30, 2000, loan interest income was $431.4 million, an increase of $55.2 million or 14.7 percent over the same period of 1999. The increase in interest income during the nine-month period reflects the growth in the loan portfolio and higher loan yields.
         Income earned on the investment securities portfolio amounted to $25.1 million during the third quarter of 2000 and $26.7 million during the same period of 1999, a decrease of $1.6 million or 5.9 percent. This decrease is the result of a $263.9 million or 13.9 percent decrease in the average securities portfolio. The investment securities portfolio taxable-equivalent yield rose to 6.13 percent for the quarter ended
September 30, 2000, compared to 5.59 percent for the  quarter ended
September 30, 1999.
         For the nine months ended September 30, 2000, interest income from investment securities was $69.7 million, compared to $85.2 million during the same period of 1999, a decrease of 18.1 percent. This decrease is the result of a 21.9 percent reduction in the average securities portfolio. The yield on average investment securities rose from 5.65 percent for the nine month period ended September 30, 1999 to 5.92 percent for the same period of 2000.
INTEREST-BEARING LIABILITIES
         At September 30, 2000 and 1999, interest-bearing liabilities totaled $8.07 billion and $7.45 billion, respectively, compared to $7.55 billion as of December 31, 1999. During the third quarter of 2000, interest-bearing liabilities averaged $7.89 billion, an increase of $367.5 million or 4.9 percent from the third quarter of 1999. Total interest-bearing liabilities increased 1.9 percent during the first nine months of 2000 when compared to the same period of 1999.
         Deposits. At September 30, 2000, total deposits were $8.67 billion, an increase of $606.6 million or 7.5 percent over September 30, 1999. Compared to the December 31, 1999 balance of $8.17 billion, total deposits have increased $495.0 million or 6.1 percent.
         Average interest-bearing deposits were $7.15 billion during the third quarter of 2000 compared to $6.81 billion during the third quarter of 1999, an increase of 5.0 percent. Average time deposits increased $343.9 million, an increase of 9.4 percent, the result of marketing promotions during the year and customers electing to return to traditional bank time deposits as a result of higher rates and equity market volatility.
         Borrowed Funds. At September 30, 2000, short-term borrowings totaled $632.3 million compared to $568.3 million at December 31, 1999 and $554.9 million at September 30, 1999. For the quarters ended September 30, 2000 and 1999, short-term borrowings averaged $584.2 million and $556.1 million, respectively. This increase resulted from growth among overnight repurchase agreements, partially offset by lower average master note borrowings.
         Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $91.5 million during the third quarter of 2000, a $21.0 million or 29.8 percent increase from the third quarter of 1999. The higher interest expense was the result of higher market rates and higher average volume. The average rate on these liabilities increased 90 basis points from the 3.72 percent during the third quarter of 1999 compared to 4.62
percent during the same period of 2000.   Average interest-bearing
liabilities increased $367.5 million from the third quarter of 1999 to the third quarter of 2000.
         For the third quarter, the rate on average time deposits grew 110 basis points from 4.80 percent in 1999 to 5.90 percent in 2000, while the rate on average money market accounts increased from 3.59 percent to 4.51 percent. The upward pressure on interest rates continues, as time deposits reprice to current market rates. Money market rate increases reflect continued competitive pricing for funding sources. The rate on average master notes for the third quarter of 2000 was 5.73 percent compared to 4.31 percent during the same period in 1999. Higher borrowings rates result from market conditions.
         For the year-to-date, interest expense was $246.1 million, compared to $209.0 million for the same period of 1999. The 17.7 percent increase results from higher interest rates for interest-bearing deposits and borrowings. The rate on average interest-bearing liabilities increased 57 basis points from 3.72 percent in 1999 to 4.29 percent for the first nine
months in 2000.   The rate on average time deposits increased 67 basis
points from 4.87 percent to 5.54 percent during the nine month period ended September 30, 2000.
NET INTEREST INCOME
         Net interest income totaled $91.5 million during the third quarter of 2000, an increase of $1.7 million or 1.9 percent from the third quarter of 1999. Interest income generated by the growth in the loan portfolio continues to allow net interest income to expand. However, the cost of funding that loan growth has continued to increase. As a result, the taxable-equivalent net yield on interest-earning assets was 4.01 percent for the third quarter of 2000, a decrease of 11 basis points from the 4.12 percent reported for the third quarter of 1999. The net yield reported during the first and second quarters of 2000 was 4.19 percent and 4.23 percent, respectively. The 22 basis point reduction from the second quarter of 2000 to the third quarter of 2000 highlights the reduction in net interest income during the third quarter of 2000, when compared to the preceding quarter. The decline in the interest rate spread resulted from the larger growth in the rate on interest-bearing liabilities than growth of the yield on interest-earning assets.
         A principal objective of BancShares' asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.
         Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. As of September 30, 2000, BancShares' market risk profile has not changed significantly from December 31, 1999. BancShares continues to experience a liability-sensitive position which results in lower net interest income during periods of rising interest rates. However, as a result of asset growth rates at levels that exceed deposit growth rates, the liability sensitive position as a percentage of interest-earning assets has narrowed since December 31, 1999.
ASSET QUALITY
         Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating probable credit losses. At September 30, 2000, the reserve for loan losses amounted to $101.6 million or 1.43 percent of loans outstanding. This compares to $98.7 million or 1.46 percent at December 31, 1999, and $98.0 million or 1.49 percent at September 30, 1999.
         Management considers the established reserve adequate to absorb losses that relate to loans outstanding at September 30, 2000. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Those agencies may require the recognition of adjustments to the reserve based on their judgments of information available to them at the time of their examination.
         The provision for loan losses charged to operations during the third quarter of 2000 was $4.2 million, compared to $3.3 million during the third quarter of 1999. For the nine month periods ended September 30, total provision for loan losses was $10.6 million for 2000 and $8.2 million for 1999. The $2.5 million increase reflects the higher rate of net charge-offs and growth in the loan portfolio during 2000.
         Net charge-offs for the nine month period ended September 30, 2000 totaled $7.8 million, compared to $6.3 million during the same period of 1999. As a percentage of average loans outstanding, these losses represent
0.15 percent for the nine months ended September 30, 2000, compared to 0.13 percent for the same period of 1999. Gross charge-offs totaled $10.7 million for the nine month period ended September 30, 2000 and $9.8 million for the nine month period ended September 30, 1999. Recoveries were $2.9 million and $3.5 million for the respective periods. The increase in net charge-offs during 2000 results primarily from higher gross charge-offs and lower recoveries among commercial purpose loans.
         Management remains committed to maintaining high levels of credit quality. Table 6 provides details concerning the reserve and provision for loan losses over the past five quarters and for the year-to-date for 2000 and 1999.
         Nonperforming assets. At September 30, 2000, BancShares' nonperforming assets amounted to $16.0 million or 0.23 percent of gross loans plus foreclosed properties, compared to $12.3 million at December 31, 1999, and $12.2 million at September 30, 1999. The growth in nonperforming assets during the third quarter of 2000 resulted from credit deterioration
among small business loans.   While the ratio of non-performing assets to
loans plus other real estate increased from 0.19 percent at September 30, 1999 to 0.23 percent at September 30, 2000, these remain low by industry standards. Regardless, management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.
NONINTEREST INCOME
         During the first nine months of 2000, noninterest income was $152.8 million, compared to $123.4 million during the same period of 1999. The $29.4 million or 23.9 percent increase was primarily due to nonrecurring gains. During the third quarter of 2000, FCB completed the sale of mortgage servicing rights for approximately $1.6 billion in residential mortgage
loans.   Although the mortgage servicing operation contributed $5.2 million in noninterest income during 1999, management determined that BancShares lacked the scale necessary to successfully compete with the market leaders in this industry. Consequently, management elected to sell the existing servicing and to sell new loan production with servicing released. The sale of mortgage servicing rights generated a $20.2 million nonrecurring gain. Other nonrecurring items during 2000 include a $2.3 million gain resulting from securities transactions. During the third quarter of 1999, BancShares recorded gains of $4.4 million on the sale of branch offices.
         In addition to the benefit generated by the nonrecurring gains, noninterest income from the credit card operation contributed an additional $4.7 million during the first nine months of 2000 compared to the same period of 1999. This represents a 20.9 percent increase over the first nine months of 1999, the result of higher merchant income and interchange income generated by card usage. BancShares also reported a $3.2 million increase in service charge income during the first nine months of 2000, a 7.9 percent increase due to growth in deposit accounts. Commission income resulting from First Citizens Investor Services increased $2.2 million during the first nine months of 2000, an increase of 26.9 percent. This subsidiary of FCB continues to reach new customers and expand services provided to existing customers. Fees generated from processing services provided to other banks increased $992,000 during 2000, an increase of 10.3 percent. NONINTEREST EXPENSE
         Noninterest expense was $295.5 million for the first nine months of 2000, a 5.6 percent increase over the $279.7 million recorded during the same period of 1999. Much of the $15.8 million increase in noninterest expense relates to continued franchise expansion in Georgia and Florida by ASB.
         During the first nine months of 2000, BancShares recorded $2.7 million in expenses related to closings of various traditional and in-store locations that will occur by the second quarter of 2001. The facilities being closed have not achieved the anticipated levels of growth, and management has elected to discontinue operations at these ten locations.
The accrual recognizes $1.8 million in impairments of leasehold improvements that will be abandoned when the branches close. This portion of the accrual is included in other expense. The remaining $910,000, which is included in occupancy expense, represents obligations under lease agreements that are owed for the leased facilities being closed.
         Expenses of salary and wages increased $6.0 million during 2000 when compared to the same period of 1999. This 5.0 percent increase reflects the growth in employee population required to staff new branch offices throughout the franchise. Employee benefits expense increased $1.9 million or 8.2 percent during the first nine months of 2000, compared to the corresponding period of 1999 due to the larger employee population and increased health insurance costs.
         Occupancy expense increased $3.5 million or 16.1 percent during the first nine months of 2000. During the third quarter of 2000, FCB accrued $910,000 in rent expense for branches to be closed. Additional increases in rent and depreciation expense related to new and renovated branch facilities resulted in the remaining increase in occupancy costs during 2000.
         The $4.0 million, or 4.6 percent, increase in other expenses resulted from higher credit card processing costs and losses recorded on the net book value of assets in branches to be closed.
INCOME TAXES
         Income tax expense amounted to $45.1 million during the first nine months of 2000, compared to $36.6 million during the same period of 1999, a
23.2 percent increase resulting from higher pre-tax income. The effective tax rates for these periods were 37.8 percent and 36.9 percent, respectively. Higher effective tax rates during 2000 result from higher state income tax expense.
LIQUIDITY
         Management relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. In the event additional liquidity is needed, BancShares maintains readily available sources to borrow funds through its correspondent network.
SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
         BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At September 30, 2000 and 1999, the leverage capital ratio of BancShares was 8.22 percent and 7.80 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratio was 10.35 percent at September 30, 2000, and 10.02 percent as of September 30, 1999. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 11.64 percent at September 30, 2000 and 11.33 percent as of September 30, 1999. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies.
CURRENT ACCOUNTING AND REGULATORY ISSUES
         In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. BancShares will adopt SFAS No. 133, as amended, on January 1, 2001. BancShares has historically made limited use of derivative instruments, and that practice is not expected to change following the adoption of SFAS No. 133. Currently, FCB regularly enters into forward commitments to sell residential mortgage loans, all of which all of which FCB believes should qualify as cash flow
hedges under SFAS No. 133.    As of September 30, 2000, FCB had committed to
deliver $46 million in residential mortgage loans over a three-month period. These commitments are all believed to be highly effective in achieving the goal of limiting interest rate risk. Accordingly, these commitments would be recorded as assets or liabilities upon adoption of SFAS No. 133 with an offsetting gain or loss net of tax recognized as a component of other comprehensive income. As of September 30, 2000, the unrealized loss on these forward commitments was approximately $127,000.
         During September 2000, the FASB issued SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140). SFAS No. 140 replaces FASB Statement No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March
31, 2001.
         Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.
FORWARD-LOOKING STATEMENTS
         This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgment of BancShares and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of BancShares' customers, actions of government regulators, the level of market interest rates, and general economic conditions.