Form 10-Q/A
period 2000-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2000-11-30
CIK 798941

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
=============================================================================================================

# Unaudited
* Derived from the 1999 Annual Report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.




First Citizens BancShares, Inc and Subsidiaries
Third Quarter  2000

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries
                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30                    September 30
(thousands, except share data, unaudited)                            2000           1999            2000            1999
-------------------------------------------------------------------------------------------------------------------------
Interest income
Loans                                                            $150,083       $129,434        $431,376        $376,135
Investment securities:
  U. S. Government                                                 24,953         26,497          69,192          84,663
  State, county and municipal                                          60             37             163             112
  Other                                                               118            165             373             404
-------------------------------------------------------------------------------------------------------------------------
  Total investment securities interest income                      25,131         26,699          69,728          85,179
Overnight investments                                               7,752          4,091          17,738          11,326
-------------------------------------------------------------------------------------------------------------------------
  Total interest income                                           182,966        160,224         518,842         472,640
Interest expense
Deposits                                                           79,944         61,175         214,414         182,528
Short-term borrowings                                               8,397          6,125          22,184          16,964
Long-term obligations                                               3,168          3,197           9,476           9,539
-------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                           91,509         70,497         246,074         209,031
-------------------------------------------------------------------------------------------------------------------------
  Net interest income                                              91,457         89,727         272,768         263,609
Provision for loan losses                                           4,197          3,329          10,631           8,169
-------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses              87,260         86,398         262,137         255,440
Noninterest income
Service charges on deposit accounts                                14,898         14,677          43,674          40,486
Credit card income                                                  9,990          8,367          26,915          22,258
Trust income                                                        3,660          3,508          11,062          10,515
Fees from processing services                                       3,683          3,270          10,635           9,643
Commission income                                                   4,146          2,797          10,253           8,082
ATM income                                                          2,824          2,828           8,143           7,989
Gain on sale of mortgage servicing rights                          20,187              -          20,187               -
Mortgage income                                                       704          1,134           3,704           5,144
Gain on sale of branches                                                -          4,432               -           5,063
Other service charges and fees                                      3,074          2,692           9,405           7,373
Securities gains                                                    1,776              -           2,268             777
Other                                                               2,416          2,193           6,560           6,034
-------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                         67,358         45,898         152,806         123,364
Noninterest expense
Salaries and wages                                                 43,485         41,207         126,106         120,102
Employee benefits                                                   7,880          7,733          24,957          23,056
Occupancy expense                                                   9,246          7,597          25,628          22,083
Equipment expense                                                   9,730          9,334          28,189          27,866
Other                                                              30,916         29,233          90,617          86,602
-------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                       101,257         95,104         295,497         279,709
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                         53,361         37,192         119,446          99,095
Income taxes                                                       20,006         14,060          45,123          36,612
=========================================================================================================================
  Net income                                                      $33,355        $23,132         $74,323         $62,483
=========================================================================================================================
Average shares outstanding                                     10,534,049     10,625,559      10,559,305      10,625,559
-------------------------------------------------------------------------------------------------------------------------
Per Share
Net income                                                          $3.17          $2.18           $7.04           $5.88
Cash dividends                                                       0.25           0.25            0.75            0.75
-------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter  2000

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

                                                      8
INTRODUCTION
         Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares' two banking subsidiaries. First-Citizens Bank & Trust Company ("FCB") operates branches in North Carolina, West Virginia, and Virginia. Atlantic States Bank ("ASB") operates offices in Georgia and Florida.
SUMMARY
         BancShares realized an increase in earnings during the third quarter of 2000 compared to the third quarter of 1999. Consolidated net income during the third quarter of 2000 was $33.4 million, compared to $23.1 million earned during the corresponding period of 1999.  Net income per share during the third quarter of 2000 totaled $3.17, compared to $2.18 during the third quarter of 1999. Return on average assets was 1.31 percent for the third quarter of 2000 compared to 0.95 percent during the same period of 1999. Return on average equity was 17.22 for the third quarter of 2000 compared to 13.07 for the same quarter of 1999.
         Much of the increase in earnings can be attributed to nonrecurring gains resulting from securities gains and the sale of mortgage servicing rights during the third quarter of 2000. Partially offsetting these gains were nonrecurring losses recorded in conjunction with planned branch closings. During the third quarter of 1999, BancShares recorded a nonrecurring gain resulting from the sale of branch offices. Ignoring the impact of the nonrecurring items during both periods, net income for the third quarter of 2000 would have been $20.9 million, compared to $20.3 million during 1999, an increase of 2.5 percent.  Adjusting for the impact of the nonrecurring items, net income per share was $1.98 during the third quarter of 2000, compared to net income of $1.92 per share during the same period of 1999.
         For the first nine months of 2000, BancShares recorded net income of $74.3 million, compared to $62.5 million earned during the first nine months of 1999. Net income per share for the first nine months of 2000 was $7.04, compared to $5.88 during the same period of 1999. BancShares returned 1.01 percent on average assets during the first nine months of 2000 compared to
0.87 percent during the corresponding period of 1999. The return on average equity for 2000 was 13.21 percent, compared to 12.20 percent for the same period. The 18.9 percent increase in year-to-date net income resulted primarily from higher noninterest income due to the sale of mortgage servicing rights and securities gains, partially offset by the provision for the closing of branches. In addition to the nonrecurring items during the third quarter of 2000, BancShares had recorded nonrecurring securities gains of $458,000 and write-downs of impaired assets of $661,000 during the first six months of 2000.
         Adjusting for the impact of the nonrecurring items, year-to-date net income would have been $62.0 million during 2000 and $59.3 million during 1999, a 4.5 percent increase in 2000. Adjusted net income per share would have been $5.87 for 2000 and $5.62 for 1999.
         Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the third quarter and Table 5 for the first nine months of 2000 and 1999.
INTEREST-EARNING ASSETS
         Interest-earning assets for the third quarter of 2000 averaged $9.14 billion, an increase of $453.4 million or 5.2 percent from the third quarter of 1999. For the nine months ended September 30, 2000, earning assets averaged $8.87 billion, an increase of $224.7 million or 2.6 percent over the same period of 1999.  These increases result from growth in the loan portfolio.
         Loans. At September 30, 2000 and 1999, gross loans totaled $7.10 billion and $6.57 billion, respectively. As of December 31, 1999, gross loans were $6.75 billion.  The $523.0 million increase in loans from
September 30, 1999 to September 30, 2000 primarily results from growth within BancShares' commercial and retail real estate-based lending. Table 2 details outstanding loans by type for the past five quarters.
         During the third quarter of 2000, loans averaged $7.04 billion, an increase of $562.4 million or 8.7 percent from the comparable period of
1999. Loan growth resulted from strong demand for commercial and business loans as well as continued growth among retail loans secured by real estate.  Loans secured by real estate averaged $4.65 billion during the third quarter of 2000, an increase of $650.5 million, or 16.3 percent from the same period of 1999. The increase in real estate loans results from continued demand from commercial and business customers and continued growth in the EquityLine product. Consumer loans averaged $1.30 billion during the third quarter of 2000, a decrease of $120.2 million or 8.5 percent from the same period of 1999. The reduction in consumer loans during 2000 has resulted from a reduced emphasis on sales finance activity and a continued migration of traditional closed-end installment lending to real estate-secured home equity lines of credit. Loans originated for commercial purposes averaged $869.3 million during the third quarter of 2000, compared to $853.7 million during the third quarter of 1999, an increase of $15.6 million or 1.8 percent. Lease financing continues to grow, expanding $15.4 million or 20.7 percent from the third quarter of 1999 to the third quarter of 2000, when leases averaged $131.4 million.
         For the year-to-date, gross loans have averaged $6.91 billion for 2000 compared to $6.32 billion for the same period of 1999. This $598.9 million or 9.5 percent increase is likewise due to growth among commercial, business and retail real estate lending.
         As of September 30, 2000, $39.0 million in fixed-rate residential mortgage loans are classified as held for sale. All loans held for sale are carried at the lower of cost or fair value. Mortgage loan sale activity during the first nine months of 2000 has resulted from two primary goals. First, as in the past, management seeks to lessen the exposure to changes in interest rates by selling portions of its long-term fixed-rate loan production. Second, loan sales provide liquidity to meet ongoing loan demand.  Sales of residential mortgage loans have supported both objectives.
         Despite the recent upward pressure on interest rates, management anticipates continued growth among commercial and business lending.
Management projects continued reductions in retail installment loans, primarily resulting from a diminished emphasis on sales finance activity.
All growth projections, however, remain dependent on interest rates, as continued upward pressure on interest rates will likely slow loan growth.
         Investment securities. At September 30, 2000 and 1999, the investment portfolio totaled $1.73 billion and $1.70 billion, respectively.
At December 31, 1999, the investment portfolio was $1.37 billion. Average investment securities decreased by $263.9 million or 13.9 percent from the third quarter of 1999 to the third quarter of 2000, the result of loan growth that absorbed liquidity resulting from maturing securities. All securities that are classified as held-to-maturity reflect BancShares'
ability and positive intent to hold those investments until maturity. Marketable equity securities are classified as available-for-sale and are reported at their aggregate fair value. Table 3 presents detailed information relating to the investment securities portfolio.
         Income on Interest-Earning Assets. Interest income amounted to $183.0 million during the third quarter of 2000, a 14.2 percent increase over the third quarter of 1999. Improved yields and loan growth contributed to higher interest income in the third quarter of 2000 when compared to the same period of 1999.
         The taxable-equivalent yield on interest-earning assets for the third quarter of 2000 was 7.99 percent, compared to 7.34 percent for the corresponding period of 1999. The higher yield on earning assets during 2000 results primarily from an increase in the blended taxable-equivalent loan yield, the result of increased market rates and a more favorable loan mix.
         Loan interest income for the third quarter of 2000 was $150.1 million, an increase of $20.6 million or 16.0 percent from the third quarter of 1999, due to volume growth and improved yields. The taxable-equivalent yield on the loan portfolio was 8.52 percent during the third quarter of
2000, compared to 7.96 percent during the same period of 1999, the increase resulting from higher market rates. In addition to higher market rates during 2000, the composition of the loan portfolio has shifted toward higher-yielding commercial and business loans and away from more thinly-priced installment or residential mortgage loans.
         For the nine months ended September 30, 2000, loan interest income was $431.4 million, an increase of $55.2 million or 14.7 percent over the same period of 1999. The increase in interest income during the nine-month period reflects the growth in the loan portfolio and higher loan yields.
         Income earned on the investment securities portfolio amounted to $25.1 million during the third quarter of 2000 and $26.7 million during the same period of 1999, a decrease of $1.6 million or 5.9 percent. This decrease is the result of a $263.9 million or 13.9 percent decrease in the average securities portfolio. The investment securities portfolio taxable-equivalent yield rose to 6.13 percent for the quarter ended
September 30, 2000, compared to 5.59 percent for the  quarter ended
September 30, 1999.
         For the nine months ended September 30, 2000, interest income from investment securities was $69.7 million, compared to $85.2 million during the same period of 1999, a decrease of 18.1 percent. This decrease is the result of a 21.9 percent reduction in the average securities portfolio. The yield on average investment securities rose from 5.65 percent for the nine month period ended September 30, 1999 to 5.92 percent for the same period of 2000.
INTEREST-BEARING LIABILITIES
         At September 30, 2000 and 1999, interest-bearing liabilities totaled $8.07 billion and $7.45 billion, respectively, compared to $7.55 billion as of December 31, 1999. During the third quarter of 2000, interest-bearing liabilities averaged $7.89 billion, an increase of $367.5 million or 4.9 percent from the third quarter of 1999. Total interest-bearing liabilities increased 1.9 percent during the first nine months of 2000 when compared to the same period of 1999.
         Deposits. At September 30, 2000, total deposits were $8.67 billion, an increase of $606.6 million or 7.5 percent over September 30, 1999.
Compared to the December 31, 1999 balance of $8.17 billion, total deposits have increased $495.0 million or 6.1 percent.
         Average interest-bearing deposits were $7.15 billion during the third quarter of 2000 compared to $6.81 billion during the third quarter of 1999, an increase of 5.0 percent. Average time deposits increased $343.9 million, an increase of 9.4 percent, the result of marketing promotions during the year and customers electing to return to traditional bank time deposits as a result of higher rates and equity market volatility.
         Borrowed Funds.  At September 30, 2000, short-term borrowings totaled $632.3 million compared to $568.3 million at December 31, 1999 and $554.9 million at September 30, 1999. For the quarters ended September 30, 2000 and 1999, short-term borrowings averaged $584.2 million and $556.1 million, respectively. This increase resulted from growth among overnight repurchase agreements, partially offset by lower average master note borrowings.
         Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $91.5 million during the third quarter of 2000, a $21.0 million or 29.8 percent increase from the third quarter of 1999. The higher interest expense was the result of higher market rates and higher average volume. The average rate on these liabilities increased 90 basis points from the 3.72 percent during the third quarter of 1999 compared to 4.62
percent during the same period of 2000.   Average interest-bearing
liabilities increased $367.5 million from the third quarter of 1999 to the third quarter of 2000.
         For the third quarter, the rate on average time deposits grew 110 basis points from 4.80 percent in 1999 to 5.90 percent in 2000, while the rate on average money market accounts increased from 3.59 percent to 4.51 percent. The upward pressure on interest rates continues, as time deposits reprice to current market rates. Money market rate increases reflect continued competitive pricing for funding sources. The rate on average master notes for the third quarter of 2000 was 5.73 percent compared to 4.31 percent during the same period in 1999. Higher borrowing rates result from market conditions.
         For the year-to-date, interest expense was $246.1 million, compared to $209.0 million for the same period of 1999. The 17.7 percent increase results from higher interest rates for interest-bearing deposits and borrowings. The rate on average interest-bearing liabilities increased 57 basis points from 3.72 percent in 1999 to 4.29 percent for the first nine
months in 2000.   The rate on average time deposits increased 67 basis
points from 4.87 percent to 5.54 percent during the nine month period ended September 30, 2000.
NET INTEREST INCOME
         Net interest income totaled $91.5 million during the third quarter of 2000, an increase of $1.7 million or 1.9 percent from the third quarter of 1999. Interest income generated by the growth in the loan portfolio continues to allow net interest income to expand. However, the cost of funding that loan growth has continued to increase. As a result, the taxable-equivalent net yield on interest-earning assets was 4.01 percent for the third quarter of 2000, a decrease of 11 basis points from the 4.12 percent reported for the third quarter of 1999.  The net yield reported during the first and second quarters of 2000 was 4.19 percent and 4.23 percent, respectively. The 22 basis point reduction from the second quarter of 2000 to the third quarter of 2000 highlights the reduction in net interest income during the third quarter of 2000, when compared to the preceding quarter. The decline in the interest rate spread resulted from larger growth in the rate on interest-bearing liabilities than growth in the yield on interest-earning assets.
         A principal objective of BancShares' asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.
         Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. As of September 30, 2000, BancShares' market risk profile has not changed significantly from December 31, 1999. BancShares continues to experience a liability-sensitive position which results in lower net interest income during periods of rising interest rates.  However, as a result of asset growth rates at levels that exceed deposit growth rates, the liability sensitive position as a percentage of interest-earning assets has narrowed since December 31, 1999.
ASSET QUALITY
         Reserve for loan losses.  Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating probable credit losses. At September 30, 2000, the reserve for loan losses amounted to $101.6 million or 1.43 percent of loans outstanding. This compares to $98.7 million or 1.46 percent at December 31, 1999, and $98.0 million or 1.49 percent at September 30, 1999.
         Management considers the established reserve adequate to absorb losses that relate to loans outstanding at September 30, 2000. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Those agencies may require the recognition of adjustments to the reserve based on their judgments of information available to them at the time of their examination.
         The provision for loan losses charged to operations during the third quarter of 2000 was $4.2 million, compared to $3.3 million during the third quarter of 1999. For the nine month periods ended September 30, total provision for loan losses was $10.6 million for 2000 and $8.2 million for 1999. The $2.5 million increase reflects the higher rate of net charge-offs and growth in the loan portfolio during 2000.
         Net charge-offs for the nine month period ended September 30, 2000 totaled $7.8 million, compared to $6.3 million during the same period of
1999.  As a percentage of average loans outstanding, these losses represent
0.15 percent for the nine months ended September 30, 2000, compared to 0.13 percent for the same period of 1999. Gross charge-offs totaled $10.7 million for the nine month period ended September 30, 2000 and $9.8 million for the nine month period ended September 30, 1999. Recoveries were $2.9 million and $3.5 million for the respective periods. The increase in net charge-offs during 2000 results primarily from higher gross charge-offs and lower recoveries among commercial purpose loans.
         Management remains committed to maintaining high levels of credit quality. Table 6 provides details concerning the reserve and provision for loan losses over the past five quarters and for the year-to-date for 2000 and 1999.
         Nonperforming assets. At September 30, 2000, BancShares' nonperforming assets amounted to $16.0 million or 0.23 percent of gross loans plus foreclosed properties, compared to $12.3 million at December 31, 1999, and $12.2 million at September 30, 1999. The growth in nonperforming assets during the third quarter of 2000 resulted from credit deterioration
among small business loans.   While the ratio of non-performing assets to
loans plus other real estate increased from 0.19 percent at September 30,
1999 to 0.23 percent at September 30, 2000, these remain low by industry standards. Regardless, management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.
NONINTEREST INCOME
         During the first nine months of 2000, noninterest income was $152.8 million, compared to $123.4 million during the same period of 1999. The
$29.4 million or 23.9 percent increase was primarily due to nonrecurring gains. During the third quarter of 2000, FCB completed the sale of mortgage servicing rights for approximately $1.6 billion in residential mortgage
loans.   Although the mortgage servicing operation contributed $5.2 million in noninterest income during 1999, management determined that BancShares lacked the scale necessary to successfully compete with the market leaders in this industry. Consequently, management elected to sell the existing servicing and to sell new loan production with servicing released. The sale of mortgage servicing rights generated a $20.2 million nonrecurring gain. Other nonrecurring items during 2000 include a $2.3 million gain resulting from securities transactions. During the third quarter of 1999, BancShares recorded gains of $4.4 million on the sale of branch offices.
         In addition to the benefit generated by the nonrecurring gains, noninterest income from the credit card operation contributed an additional $4.7 million during the first nine months of 2000 compared to the same period of 1999. This represents a 20.9 percent increase over the first nine months of 1999, the result of higher merchant income and interchange income generated by card usage. BancShares also reported a $3.2 million increase in service charge income during the first nine months of 2000, a 7.9 percent increase due to growth in deposit accounts. Commission income resulting from First Citizens Investor Services increased $2.2 million during the first nine months of 2000, an increase of 26.9 percent. This subsidiary of FCB continues to reach new customers and expand services provided to existing customers.  Fees generated from processing services provided to other banks increased $992,000 during 2000, an increase of 10.3 percent. NONINTEREST EXPENSE
         Noninterest expense was $295.5 million for the first nine months of 2000, a 5.6 percent increase over the $279.7 million recorded during the same period of 1999. Much of the $15.8 million increase in noninterest expense relates to continued franchise expansion in Georgia and Florida by
ASB.
         During the first nine months of 2000, BancShares recorded $2.7 million in expenses related to closings of various traditional and in-store locations that will occur by the second quarter of 2001. The facilities being closed have not achieved the anticipated levels of growth, and management has elected to discontinue operations at these ten locations.
This charge recognizes $1.8 million in impairments of leasehold improvements that will be abandoned when the branches close. This portion of the charge is included in other expense. The remaining $910,000, which is included in occupancy expense, represents obligations under lease agreements for the leased facilities being closed.
         Expenses of salary and wages increased $6.0 million during 2000 when compared to the same period of 1999. This 5.0 percent increase reflects the growth in employee population required to staff new branch offices throughout the franchise. Employee benefits expense increased $1.9 million or 8.2 percent during the first nine months of 2000, compared to the corresponding period of 1999 due to the larger employee population and increased health insurance costs.
         Occupancy expense increased $3.5 million or 16.1 percent during the first nine months of 2000. During the third quarter of 2000, FCB accrued $910,000 in rent expense for branches to be closed. Additional increases in rent and depreciation expense related to new and renovated branch facilities resulted in the remaining increase in occupancy costs during 2000.
         The $4.0 million, or 4.6 percent, increase in other expenses resulted from higher credit card processing costs and impairment losses recorded on the leasehold improvements in branches to be closed.
INCOME TAXES
         Income tax expense amounted to $45.1 million during the first nine months of 2000, compared to $36.6 million during the same period of 1999, a
23.2 percent increase resulting from higher pre-tax income.  The effective tax rates for these periods were 37.8 percent and 36.9 percent, respectively.  Higher effective tax rates during 2000 result from higher state income tax expense.
LIQUIDITY
         Management relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. In the event additional liquidity is needed, BancShares maintains readily available sources to borrow funds through its correspondent network.
SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
         BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At September 30, 2000 and 1999, the leverage capital ratio of BancShares was 8.22 percent and 7.80 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratio was 10.35 percent at September 30, 2000, and 10.02 percent as of September 30, 1999. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 11.64 percent at September 30, 2000 and 11.33 percent as of September 30, 1999. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies.
CURRENT ACCOUNTING AND REGULATORY ISSUES
         In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. BancShares will adopt SFAS No. 133, as amended, on January 1, 2001. BancShares has historically made limited use of derivative instruments, and that practice is not expected to change following the adoption of SFAS No. 133. Currently, FCB regularly enters into forward commitments to sell residential mortgage loans, all of which all of which FCB believes should qualify as cash flow
hedges under SFAS No. 133.    As of September 30, 2000, FCB had committed to
deliver $46 million in residential mortgage loans over a three-month period. These commitments are all believed to be highly effective in achieving the goal of limiting interest rate risk. Accordingly, these commitments would be recorded as assets or liabilities upon adoption of SFAS No. 133 with an offsetting gain or loss net of tax recognized as a component of other comprehensive income. As of September 30, 2000, the unrealized loss on these forward commitments was approximately $127,000.
         During September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140). SFAS No. 140 replaces FASB Statement No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March
31, 2001. BancShares has not yet determined the impact SFAS No. 140 will have on its financial statements.
         Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.
FORWARD-LOOKING STATEMENTS
         This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgment of BancShares and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of BancShares' customers, actions of government regulators, the level of market interest rates, and general economic conditions.