Form 10-K
period 2000-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2001-03-19
CIK 798941

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                        Commission File Number 0-16471

                              -------------------

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

                              -------------------

 Securities registered pursuant to:
     Section 12(b) of the Act:      None
     Section 12(g) of the Act:      Class A Common Stock, Par Value $1
                                    Class B Common Stock, Par Value $1

                               (Title of Class)

                              -------------------

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.Yes [X] No [_]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

 Based on last reported sales prices on March 12, 2001, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant as of such date was $541,527,807.

 On March 12, 2001, there were 8,813,454 outstanding shares of the Registrant's Class A Common Stock and 1,707,657 outstanding shares of the Registrant's Class B Common Stock.

 Portions of the Registrant's definitive Proxy Statement dated March 19, 2001 are incorporated in Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             CROSS REFERENCE INDEX

 PART 1   Item 1    Description of Business............................     3
          Item 2    Properties.........................................     4
          Item 3    Legal Proceedings..................................    26
          Item 4    Submission of Matters to a Vote of Shareholders....   None
 PART II  Item 5    Market for the Registrant's Common Equity and
                    Related Shareholder Matters........................     4
          Item 6    Selected Financial Data............................     5
          Item 7    Management's Discussion and Analysis of Financial
          Item 7A   Condition and Results of Operations................   4-26
                    Quantitative and Qualitative Disclosures about
          Item 8    Market Risk........................................    16
                    Financial Statements and Supplementary Data
                    Independent Auditors' Report.......................    27
                    Consolidated Balance Sheets at December 31, 2000
                    and 1999...........................................    28
                    Consolidated Statements of Income for each of the
                    years in the three-year period ended
                    December 31, 2000..................................    29
                    Consolidated Statements of Changes in Shareholders'
                    Equity for each of the years in the three-year
                    period ended December 31, 2000.....................    30
                    Consolidated Statements of Cash Flows for each of
                    the years in the three-year period ended
                    December 31, 2000..................................    31
                    Notes to Consolidated Financial Statements.........   32-47
                    Quarterly Financial Summary for 2000 and 1999......    24
          Item 9    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosures...............    None
 PART III Item 10   Directors and Executive Officers of Registrant.....       *
          Item 11   Executive Compensation.............................       *
          Item 12   Security Ownership of Certain Beneficial Owners and
                    Management.........................................       *
          Item 13   Certain Relationships and Related Transactions.....       *
 PART IV  Item 14   Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K
          (a)  (1)  Financial Statements (see Item 8 for reference)
               (2)  Financial Statement Schedules normally required on
                    Form 10-K are omitted since they are not applicable,
                    except as referred to in Item 8.
               (3)  Exhibits have been filed separately with the
                    Commission and are available upon written request.
          (b)       During the quarter ended December 31, 2000, no
                    reports on Form 8-K were filed.


-------------------------
* Information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Section 16(a) Beneficial Ownership Reporting Compliance", "Proposal 1: Election of Directors" and "Executive Officers" on pages 5-13 of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

   Information required by Item 11 is incorporated herein by reference to the information that appears under the heading "Director Compensation" on page 7 and under the headings "Executive Compensation", "Pension Plan" and "Employment Contracts, Termination of Employment, and Change-in-Control Agreements" on pages 10-11 of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

   Information required by Item 12 is incorporated herein by reference to the information that appears under the headings "Beneficial Ownership of Voting Securities" on pages 2-3 of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

   Information required by Item 13 is incorporated herein by reference to the information that appears under the heading "Salary Committee" on pages 8-9 and under the heading "Transactions with Related Parties" on pages 12-13 of Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

                            Description of Business
-------------------------------------------------------------------------------
First Citizens BancShares, Inc. ("BancShares") was incorporated under the laws of Delaware on August 7, 1986, to become the successor to First Citizens Corporation ("FCC"), a North Carolina corporation that was the bank holding company of First-Citizens Bank & Trust Company (the "Bank"), its banking subsidiary. On October 21, 1986, FCC was merged into BancShares, and
BancShares became the sole shareholder of the Bank.

On April 28, 1997, BancShares opened Atlantic States Bank ("ASB"), a federally-chartered thrift institution, which has continued to open new branches in the suburban Atlanta, Georgia area. During 1999, ASB expanded in the Fort Myers area of southwestern Florida. At December 31, 2000, ASB had 38 offices with total assets of $678.2 million.

During 2000, BancShares became a financial holding company, a designation that allows BancShares to offer products and services that a bank holding company may not provide. As a first step to exercising the broader powers available to a financial holding company, during 2000, American Guaranty Insurance Company ("AGI"), which was formerly a wholly-owned subsidiary of the Bank, became a wholly-owned subsidiary of BancShares. As a direct subsidiary of BancShares, AGI will have more flexibility in its product offering than it did as a subsidiary of the Bank.

The Bank was chartered on March 4, 1893, as the Bank of Smithfield, Smithfield, North Carolina, and through a series of mergers and name changes, it later became First-Citizens Bank & Trust Company. As of December 31, 2000, the Bank operated 363 offices in North Carolina, Virginia and West Virginia.

BancShares' executive offices are located at 3128 Smoketree Court, Raleigh, North Carolina 27604, and its telephone number is (919) 716-7000. At December 31, 2000, BancShares and its subsidiaries employed a full-time staff of 4,181 and a part-time staff of 730 for a total of 4,911 employees.

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

BancShares' subsidiary banks seek to meet the needs of both consumers and commercial entities in their respective market areas. These services, offered at most offices, include normal taking of deposits, cashing of checks, and providing for individual and commercial cash needs; numerous checking and savings plans; commercial, small business and consumer lending; a full-service trust department; and other activities incidental to commercial banking. Triangle Life Insurance Company underwrites and sells credit-related life insurance products. First Citizens Investor Services, Inc., provides various investment products, including annuities, discount brokerage services and third-party mutual funds to customers. First-Citizens Bank, A Virginia Corporation is the issuing and processing bank for BancShares' retail credit cards. Various other subsidiaries are either inactive or not material to BancShares' consolidated financial position or to consolidated net income.

As a registered financial holding company, BancShares is subject to the jurisdiction of the Board of Governors of the Federal Reserve System. BancShares also is registered as a financial holding company with the North Carolina Commissioner of Banks and is subject to the regulations promulgated by the Commissioner. The internal affairs of BancShares, including the rights of its shareholders, are governed by Delaware law and by its Certificate of Incorporation and Bylaws. BancShares files periodic reports under the Securities Exchange Act of 1934 and is subject to the jurisdiction of the Securities and Exchange Commission.

The Bank is also regulated by the North Carolina Commissioner of Banks as well as the Federal Deposit Insurance Corporation. ASB is regulated by the Office of Thrift Supervision. AGI is regulated by the North Carolina Department of Insurance.

                                  Properties
-------------------------------------------------------------------------------
Through its subsidiary financial institutions, as of December 31, 2000, BancShares operated branch offices at 401 locations in North Carolina, Virginia, West Virginia, Florida and Georgia. BancShares owns many of the buildings and leases other facilities from third parties.

Additional information relating to premises, equipment and lease commitments is set forth in Note E of BancShares' consolidated financial statements.

     Market for Registrant's Common Equity and Related Shareholder Matters
-------------------------------------------------------------------------------
BancShares' Class A and Class B common stock is traded in the over-the-counter market, and the Class A common stock is quoted on the National Association of Securities Dealers Automated Quotation National Market System under the symbol FCNCA. The Class B common stock is quoted on the Over the Counter Bulletin Board. As of December 31, 2000, there were 3,190 holders of record of the Class A common stock, and 588 holders of record of the Class B common stock.

The per share cash dividends paid by BancShares and the high and low sales prices for each quarterly period during 2000 and 1999 are set forth in Table 18 under the caption "Management's Discussion and Analysis" of this report. A cash dividend of 25 cents per share was declared by the Board of Directors on January 22, 2001, payable April 2, 2001, to holders of record as of March 19, 2001. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. Subject to the foregoing, it is currently management's expectation that comparable cash dividends will continue to be paid in the future.

                     Management's Discussion and Analysis
-------------------------------------------------------------------------------
INTRODUCTION

  Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. ("BancShares"), for the years 2000, 1999 and 1998. BancShares is a financial holding company with two wholly-owned banking subsidiaries: First-Citizens Bank & Trust Company ("FCB"), a North Carolina-chartered bank, and Atlantic States Bank ("ASB"), a federally-chartered thrift institution. First Citizens Bank operates branches in North Carolina, West Virginia, and Virginia. Atlantic States Bank operates branches in Georgia and Florida.

  This discussion and related financial data should be read in conjunction with the audited consolidated financial statements and related footnotes presented on pages 27 through 47 of this report.

SUMMARY

  BancShares experienced a 20.2 percent increase in net income during 2000, compared to 1999. The increase was the result of higher levels of net interest income and nonrecurring gains in noninterest income, partially offset by higher noninterest expense and provision for loan losses. Consolidated net income amounted to $98.3 million during 2000, compared to $81.8 million during 1999 and $71.0 million during 1998. The improvement in net income during 1999 over 1998 resulted from growth in net interest income and noninterest income at levels that exceeded the growth in noninterest expense. Net income per share for the year ended December 31, 2000 totaled $9.32, compared to $7.70 and $6.62 for 1999 and 1998, respectively. Return on average assets totaled
0.98 percent during 2000 and 0.85 percent and 0.77 percent during 1999 and 1998, respectively.

Table 1
FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

                             2000         1999        1998        1997        1996
                          -----------  ----------  ----------  ----------  ----------
                                 (thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income.........  $   708,170  $  633,891  $  619,487  $  572,276  $  534,195
Interest expense........      342,828     281,542     292,071     268,013     248,250
                          -----------  ----------  ----------  ----------  ----------
Net interest income.....      365,342     352,349     327,416     304,263     285,945
Provision for loan
 losses.................       15,488      11,672      19,879       8,726       8,907
                          -----------  ----------  ----------  ----------  ----------
Net interest income
 after provision for
 loan losses............      349,854     340,677     307,537     295,537     277,038
Noninterest income......      202,190     165,339     145,417     114,914     103,058
Noninterest expense.....      394,784     375,620     342,213     300,401     278,422
                          -----------  ----------  ----------  ----------  ----------
Income before income
 taxes..................      157,260     130,396     110,741     110,050     101,674
Income taxes............       58,949      48,596      39,732      39,492      36,207
                          -----------  ----------  ----------  ----------  ----------
  Net income............  $    98,311  $   81,800  $   71,009  $   70,558  $   65,467
                          ===========  ==========  ==========  ==========  ==========
  Net interest income,
   taxable equivalent...  $   368,190  $  354,566  $  329,764  $  306,726  $  288,251
                          ===========  ==========  ==========  ==========  ==========
SELECTED AVERAGE
 BALANCES
Total assets............  $10,005,597  $9,622,774  $9,173,020  $8,304,412  $7,681,019
Investment securities...    1,618,584   1,908,300   2,305,395   2,300,706   1,998,059
Loans...................    6,955,772   6,399,114   5,847,531   5,086,723   4,842,266
Interest-earning
 assets.................    8,984,878   8,638,698   8,281,072   7,569,075   6,987,659
Deposits................    8,390,920   8,105,443   7,759,315   7,088,018   6,653,302
Interest-bearing
 liabilities............    7,772,889   7,517,483   7,249,290   6,521,818   6,044,553
Long-term obligations...      154,634     157,897     133,935      10,472      13,483
Shareholders' equity....  $   763,386  $  693,559  $  629,089  $  638,825  $  576,988
Shares outstanding......   10,551,607  10,625,457  10,626,311  11,341,153  11,340,982
                          ===========  ==========  ==========  ==========  ==========
SELECTED PERIOD-END
 BALANCES
Total assets............  $10,691,617  $9,717,099  $9,605,787  $8,951,109  $8,055,572
Investment securities...    1,816,720   1,371,894   2,160,329   2,483,294   2,161,236
Loans...................    7,109,692   6,751,039   6,195,591   5,445,772   4,930,508
Interest-earning
 assets.................    9,357,794   8,596,326   8,588,645   8,010,841   7,247,744
Deposits................    8,971,868   8,173,598   8,112,408   7,579,567   6,954,028
Interest-bearing
 liabilities............    8,384,692   7,554,229   7,542,636   7,052,749   6,265,482
Long-term obligations...      154,332     155,683     158,801      10,856       6,922
Shareholders' equity....  $   810,728  $  728,757  $  660,749  $  601,640  $  615,507
Shares outstanding......   10,522,836  10,610,399  10,625,559  10,627,453  11,410,880
                          ===========  ==========  ==========  ==========  ==========
PROFITABILITY RATIOS
 (averages)
Rate of return on:
  Total assets..........         0.98%       0.85%       0.77%       0.85%       0.85%
  Shareholders' equity..        12.88       11.79       11.29       11.04       11.35
Dividend payout ratio...        10.73       12.99       15.11       16.08       16.03
                          ===========  ==========  ==========  ==========  ==========
LIQUIDITY AND CAPITAL
 RATIOS (averages)
Loans to deposits.......        82.90%      78.95%      75.36%      71.77%      72.78%
Shareholders' equity to
 total assets...........         7.63        7.21        6.86        7.69        7.51
Time certificates of
 $100,000 or more to
 total deposits.........         9.46        9.02        9.21        9.62        8.99
                          ===========  ==========  ==========  ==========  ==========
PER SHARE OF STOCK
Net income..............  $      9.32  $     7.70  $     6.62  $     6.22  $     5.77
Cash dividends..........         1.00        1.00        1.00       1.000       0.925
Market price at December
 31 (Class A)...........        80.75       69.75       90.00      104.03       77.00
Book value at December
 31.....................        77.04       68.68       62.18       56.61       53.94
Tangible book value at
 December 31............        65.76       58.13       50.73       47.11       45.42
                          ===========  ==========  ==========  ==========  ==========

  The after-tax impact of all nonrecurring items was a net gain of $14.7 million during 2000, a net gain of $2.6 million during 1999 and a net gain of $2.0 million during 1998. The per share amounts of the nonrecurring items were $1.39, $0.25 and $0.19, respectively, during 2000, 1999 and 1998. The primary nonrecurring items were:

  During 2000:

  . Sale of mortgage servicing rights--BancShares recognized $12.1 million in net income resulting from the sale of mortgage servicing rights; the pre-tax income of $20.2 million is included in gain on sale of mortgage servicing rights;

  . Sale of branches--BancShares recognized $2.6 million in net income from the sale of four branch offices; the pre-tax gain of $4.1 million is included in gain on sale of branches;

  . Provision for branch closings--BancShares recognized a net-of-tax loss of $1.9 million related to closing 15 branches; the pre-tax impact of $3.1 million is included in occupancy expense ($1.3 million) and other expense ($1.8 million);

  . Gains on sales of available for sale securities--BancShares recognized after-tax gains of $1.1 million; the pre-tax gain of $1.8 million is included in securities gains.

  During 1999:

  . Sale of branches--BancShares recognized $2.8 million in net income from the sale of branch offices; the pre-tax gain of $5.1 million is included in gain on sale of branches;

  . Gains on sales of available for sale securities--BancShares recognized after-tax gains of $1.1 million; the pre-tax gain of $1.7 million is included in securities gains;

  During 1998:

  . Sale of branches--BancShares recognized $2.0 million in net income from the sale of branch offices; the pre-tax impact of $3.1 million is included in gains on the sale of branch offices;

  An analysis of BancShares' financial condition and growth can be made by examining the changes and trends in interest-earning assets and interest-bearing liabilities, and a discussion of these changes and trends follows. The information presented in Table 5 is useful in making such an analysis. Table 2 details acquisitions and divestitures during 1998, 1999 and 2000. All of the acquisitions were accounted for as purchases, with the results of operations included with BancShares' Statements of Income since the respective acquisition dates.

Table 2
BRANCH ACQUISITIONS AND DIVESTITURES

                                                             Total    Total
   Year               Institution and Location               Loans   Deposits
   ----   ------------------------------------------------- -------  --------
                                                              (thousands)
   2000   Purchase of six branches by First Citizens Bank   $13,569  $143,078
   2000   Sale of four branches by First Citizens Bank      (91,406)  (91,810)
   1999   Purchase of five branches by Atlantic States Bank      12    27,506
   1999   Sale of eight branches by First Citizens Bank     (38,735) (123,048)
   1998   Purchase of 18 branches by First Citizens Bank      8,715   320,408
   1998   Sale of five branches by First Citizens Bank      (34,774) (138,390)

INTEREST-EARNING ASSETS

  Interest-earning assets averaged $8.98 billion during 2000, an increase of $346.2 million or 4.0 percent over 1999 levels, compared to a $357.6 million or 4.3 percent increase in 1999 over 1998 levels. Growth among interest-earning assets during 2000 and 1999 resulted from increases in loan balances.

  Loans. As of December 31, 2000, gross loans outstanding were $7.11 billion, a 5.3 percent increase over the December 31, 1999 balance of $6.75 billion, which was a 9.0 percent increase over the December 31, 1998 balance of $6.20 billion. The $358.7 million increase in loans during 2000 was primarily due to growth among loans secured by real estate. Growth in these areas was partially offset by reductions in consumer and commercial and industrial loans. During 1999, the $555.4 million increase in loans resulted from growth among commercial loans secured by real estate as well as commercial and industrial loans. This growth was partially offset by reductions in consumer loans outstanding. Loan balances for the last five years are provided in Table 3.

Table 3
LOANS

                                              December 31
                         ------------------------------------------------------
                            2000       1999       1998       1997       1996
                         ---------- ---------- ---------- ---------- ----------
                                              (thousands)
Real estate:
 Construction and land
  development........... $  216,439 $  186,119 $  157,603 $  113,735 $  109,806
 Mortgage:
  1-4 family
   residential..........  1,550,329  1,326,642  1,299,508  1,411,279  1,542,836
  Commercial............  1,993,067  1,810,904  1,495,214  1,055,529    882,067
  Equity Line...........    851,810    755,342    617,062    603,714    411,856
  Other.................    186,247    161,652    160,289    136,639    132,954
                         ---------- ---------- ---------- ---------- ----------
 Total real estate
  loans.................  4,797,892  4,240,659  3,729,676  3,320,896  3,079,519
Commercial and
 industrial.............    933,515    985,738    845,068    633,580    514,535
Consumer................  1,218,134  1,393,227  1,516,712  1,402,093  1,251,704
Lease financing.........    134,483    123,908     93,680     74,589     68,694
Other...................     25,668      7,507     10,455     14,614     16,056
                         ---------- ---------- ---------- ---------- ----------
 Total gross loans......  7,109,692  6,751,039  6,195,591  5,445,772  4,930,508
Less reserve for loan
 losses.................    102,655     98,690     96,115     84,360     81,439
                         ---------- ---------- ---------- ---------- ----------
 Net loans.............. $7,007,037 $6,652,349 $6,099,476 $5,361,412 $4,849,069
                         ========== ========== ========== ========== ==========

-------
All information presented in this table relates to domestic loans as BancShares makes no foreign loans.

  The growth among commercial-purpose loans has resulted from a strong focus in recent years on commercial customers. As a percentage of total loans, commercial loans secured by real estate have grown from 17.9 percent as of December 31, 1996, to 28.0 percent as of December 31, 2000. Commercial and industrial loans, which represented 10.4 percent of total loans as of December 31, 1996, have grown to 13.1 percent as of December 31, 2000. As the percentage of commercial-purpose loans has increased, residential mortgage loans, which were 31.3 percent of total loans at December 31, 1996, have declined to 21.8 percent of the December 31, 2000 portfolio.

  Consumer loans have decreased from 25.4 percent of total loans at December 31, 1996 to 17.1 percent at December 31, 2000. Much of the reduction in consumer loans has resulted from a decrease in sales finance activity since 1998. As demand among commercial customers has grown, management has elected to fund part of that growth by allowing indirect automobile financing activity to decline. Although FCB has a long history of sales finance activity, this area has become extremely competitive in recent years, and profit margins are very thin. Despite the reduction in sales finance activity, BancShares continues to provide traditional installment lending to its retail customers through its branch and alternative delivery networks.

  During 2000, average loans were $6.96 billion, an increase of $556.7 million or 8.7 percent over 1999, compared to an increase of $551.6 million or 9.4 percent in 1999 when compared to 1998. Loans secured by real estate averaged $4.57 billion during 2000, compared to $3.97 billion during 1999, an increase of 16.2 percent. Much of the $594.9 million increase in average real estate secured loans during 2000 was among commercial real estate loans, residential mortgage loans and retail home equity loans. Consumer loans averaged
$1.30 billion during 2000 compared to $1.43 billion during 1999, the reduction resulting from reduced sales finance volume.

  During 2001, management anticipates continued demand from commercial customers for real-estate secured lending and commercial and industrial type lending, although that demand may not equal the levels achieved during 2000 and

1999. In order to fund this demand, management anticipates continued reductions in the sales finance area. BancShares anticipates continued growth of direct installment and home equity lending to its retail customers.

  Investment Securities. At December 31, 2000, and 1999, the investment portfolio totaled $1.82 billion and $1.37 billion, respectively. In each period, U.S. Treasury and government agency securities represented substantially all of the portfolio. Investment securities averaged $1.62 billion during 2000, $1.91 billion during 1999 and $2.31 billion during 1998. Investment securities available for sale include marketable equity securities that are recorded at their fair value, with the unrealized gain included as a component of shareholders' equity, net of deferred taxes. During 2000, investment securities available for sale increased primarily due to the purchase of stock in the Federal Home Loan Bank ("FHLB"). This purchase resulted from FCB's decision to join the FHLB. Table 4 presents detailed information relating to the investment portfolio.

  Income on Interest-Earning Assets. Table 5 analyzes the interest-earning assets and interest-bearing liabilities for the five years ending December 31, 2000. Table 8 identifies the causes for changes in interest income and interest expense for 2000 and 1999. Interest income amounted to $708.2 million during 2000, a $74.3 million increase from 1999 levels, compared to a $14.4 million increase from 1998 to 1999. Interest income growth during 2000 resulted from an improved blended asset yield, higher average loan balances and higher market rates. During 1999, loan growth was the primary factor for the increase in interest income over 1998.

  Total interest-earning assets yielded 7.91 percent during 2000, a 55 basis point increase from the 7.36 percent reported in 1999. The average taxable-equivalent yield on the loan portfolio increased from 8.01 percent in 1999 to
8.44 percent in 2000. The higher loan yield during 2000 reflects the market-driven money rates that generally increased during 2000 as well as the shift in the portfolio composition from lower-yielding sales finance loans to more favorably priced commercial and home equity loans. Loan interest income increased $74.2 million or 14.5 percent from 1999, the result of loan growth and higher loan yields. This followed an increase of 6.6 percent in loan interest income in 1999 over 1998, which resulted from the growth in average loans during 1999.

  Interest income earned on the investment portfolio amounted to $97.6 million, $107.1 million and $134.2 million during the years ended December 31, 2000, 1999 and 1998, respectively. The average taxable-equivalent yield on the portfolio for these years was 6.04 percent, 5.62 percent and 5.83 percent, respectively. The $9.6 million decrease in investment interest income during 2000 reflected the portfolio shrinkage, partially offset by an improved yield. The $27.1 million decrease in investment interest income from 1998 to 1999 was primarily the result of the reduction in the average investment securities portfolio during 1999.

INTEREST-BEARING LIABILITIES

  At December 31, 2000 and 1999 interest-bearing liabilities totaled $8.38 billion and $7.55 billion, respectively. Interest-bearing liabilities averaged $7.77 billion during 2000, an increase of $255.4 million or 3.4 percent over 1999 levels. Increases in interest-bearing deposits contributed $237.0 million to the increase largely due to growth in time deposits. During 1999, interest-bearing liabilities averaged $7.52 billion, an increase of $268.2 million or
3.7 percent over 1998, with much of that growth resulting from money market accounts. There were no significant changes in the composition of BancShares' funding base during 2000 or 1999.

  Deposits. At December 31, 2000, deposits totaled $8.97 billion, an increase of $798.3 million or 9.8 percent from the $8.17 billion in deposits recorded as of December 31, 1999. Deposits from acquisitions, net of deposits divested, contributed $51.3 million during 2000. The remaining growth in deposits resulted from various marketing and promotional activities as well as ASB's deposit growth as it continues to expand its franchise. Total deposits averaged $8.39 billion in 2000, an increase of $285.5 million or 3.5 percent over 1999.

  Average interest-bearing deposits were $7.04 billion during 2000, an increase of $237.0 million or 3.5 percent from 1999. Total time deposits averaged $3.86 billion during 2000, an increase of $179.1 million or 4.9 percent over 1999. The growth in 2000, which reversed the small reduction experienced during 1999, resulted from higher market interest rates offered on certificates of deposit and IRAs during 2000. Money market accounts averaged $1.48 billion during 2000, compared to $1.36 billion during 1999, an increase of $117.8 million or 8.7 percent.

  During 1999, total deposits averaged $8.11 billion, an increase of $346.1 million or 4.5 percent over 1998. Average interest-bearing deposits were $6.8 billion during 1999, an increase of $226.3 million or 3.4 percent over 1998. Money market deposits averaged $1.36 billion during 1999, an increase of $242.1 million or 21.7 percent over 1998. During 1999, average time deposits were $3.68 billion, a reduction of $45.0 million or 1.2 percent from 1998.

Table 4
INVESTMENT SECURITIES

                                                               December 31,
                         ----------------------------------------------------------------------------------------
                                             2000                             1999                  1998
                         -------------------------------------------- --------------------- ---------------------
                                                 Average    Taxable
                                                Maturity   Equivalent
                            Cost    Fair Value (Yrs./Mos.)   Yield       Cost    Fair Value    Cost    Fair Value
                         ---------- ---------- ----------- ---------- ---------- ---------- ---------- ----------
                                                               (thousands)
Investment securities
 held to maturity:
 U. S. Government:
 Within one year........ $1,450,484 $1,452,268      0/6       6.35%   $1,077,354 $1,067,979 $1,337,371 $1,345,775
 One to five years......    315,194    318,898      1/4       6.68       263,009    255,805    791,026    794,805
 Five to ten years......        210        216      8/6       8.04           176        178        122        127
 Over ten years.........      7,834      7,891    25/11       7.30         9,665      9,552      3,288      3,396
                         ---------- ----------    -----       ----    ---------- ---------- ---------- ----------
 Total..................  1,773,722  1,779,273      0/9       6.41     1,350,204  1,333,514  2,131,807  2,144,103
                         ---------- ----------    -----       ----    ---------- ---------- ---------- ----------
 State, county and
  municipal:
 Within one year........        700        702      0/3       7.55           699        703        425        427
 One to five years......      1,758      1,800      2/5       7.42         1,963      1,990      2,665      2,765
 Over ten years.........      1,681      1,808     11/8       8.15           150        152        160        166
                         ---------- ----------    -----       ----    ---------- ---------- ---------- ----------
 Total..................      4,139      4,310     5/10       7.74         2,812      2,845      3,250      3,358
                         ---------- ----------    -----       ----    ---------- ---------- ---------- ----------
 Other:
 Within one year........         20         20      0/1       5.84            --         --         10         10
 One to five years......         35         35      1/7       6.96            55         55         55         55
 Five to ten years......        250        250      7/7       4.50           250        250        250        250
                         ---------- ----------    -----       ----    ---------- ---------- ---------- ----------
 Total..................        305        305      6/5       4.49           305        305        315        315
                         ---------- ----------    -----       ----    ---------- ---------- ---------- ----------
Total investment
 securities held to
 maturity...............  1,778,166  1,783,888      0/9       6.41     1,353,321  1,336,664  2,135,372  2,147,776
                         ---------- ----------    -----       ----    ---------- ---------- ---------- ----------
Investment securities
 available for sale.....     28,875     38,554       --         --         7,751     18,573     10,264     24,957
                         ---------- ----------    -----       ----    ---------- ---------- ---------- ----------
Total investment
 securities............. $1,807,041 $1,822,442      0/9       6.41%   $1,361,072 $1,355,237 $2,145,636 $2,172,733
                         ========== ==========    =====       ====    ========== ========== ========== ==========

-------
Yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal taxes for all periods and 7.00% for state income taxes for 2000 and 1999 and 7.25% for 1998.

Table 5
AVERAGE BALANCE SHEETS

                                     2000                         1999
                          ---------------------------- ---------------------------
                                       Interest                    Interest
                            Average    Income/  Yield/  Average    Income/  Yield/
                            Balance    Expense   Rate   Balance    Expense   Rate
                          -----------  -------- ------ ----------  -------- ------
                                     (thousands, taxable equivalent)
Assets
Loans...................  $ 6,955,772  $587,192  8.44% $6,399,114  $512,419  8.01%
Investment securities:
 U. S. Government.......    1,588,930    96,576  6.08   1,881,591   106,435  5.66
 State, county and
  municipal.............        4,212       357  8.48       2,893       217  7.50
 Other..................       25,442       764  3.00      23,816       548  2.30
                          -----------  --------  ----  ----------  --------  ----
  Total investment
   securities...........    1,618,584    97,697  6.04   1,908,300   107,200  5.62
Overnight investments...      410,522    26,129  6.36     331,284    16,489  4.98
                          -----------  --------  ----  ----------  --------  ----
  Total interest-earning
   assets...............    8,984,878  $711,018  7.91%  8,638,698  $636,108  7.36%
Cash and due from
 banks..................      476,929                     459,202
Premises and equipment..      418,388                     382,092
Other assets............      225,861                     239,833
Reserve for loan
 losses.................     (100,459)                    (97,051)
                          -----------                  ----------
  Total assets..........  $10,005,597                  $9,622,774
                          ===========                  ==========
Liabilities and
 shareholders' equity
Interest-bearing
 deposits:
 Checking With
  Interest..............  $ 1,068,545  $  6,338  0.59% $1,074,885  $  6,858  0.64%
 Savings................      633,666     9,436  1.49     687,191    10,730  1.56
 Money market accounts..    1,477,248    63,386  4.29   1,359,433    47,881  3.52
 Time deposits..........    3,859,946   219,796  5.69   3,680,867   179,452  4.88
                          -----------  --------  ----  ----------  --------  ----
  Total interest-bearing
   deposits.............    7,039,405   298,956  4.25   6,802,376   244,921  3.60
Short-term borrowings...      578,850    31,219  5.39     557,210    23,921  4.29
Long-term obligations...      154,634    12,653  8.18     157,897    12,700  8.04
                          -----------  --------  ----  ----------  --------  ----
  Total interest-bearing
   liabilities..........    7,772,889  $342,828  4.41%  7,517,483  $281,542  3.75%
Demand deposits.........    1,351,515                   1,303,067
Other liabilities.......      117,807                     108,665
Shareholders' equity....      763,386                     693,559
                          -----------                  ----------
  Total liabilities and
   shareholders'
   equity...............  $10,005,597                  $9,622,774
                          ===========                  ==========
Interest rate spread....                         3.50%                       3.61%
Net interest income and
 net yield
on interest-earning
 assets.................               $368,190  4.10%             $354,566  4.10%
                                       ========  ====              ========  ====

--------
Average loan balances include nonaccrual loans. Interest income related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for all periods, and state income tax rates of 7.00% for 2000 and 1999 and 7.25% for 1998.

Table 5
AVERAGE BALANCE SHEETS (continued)

           1998                        1997                        1996
--------------------------- --------------------------- ---------------------------
            Interest                    Interest                    Interest
 Average    Income/  Yield/  Average    Income/  Yield/  Average    Income/  Yield/
 Balance    Expense   Rate   Balance    Expense   Rate   Balance    Expense   Rate
----------  -------- ------ ----------  -------- ------ ----------  -------- ------
                        (thousands, taxable equivalent)
$5,847,531  $480,741  8.22% $5,086,723  $430,933  8.47% $4,842,266  $412,832  8.53%
 2,273,579   133,535  5.87   2,267,652   133,007  5.87   1,988,518   114,831  5.77
     4,340       318  7.33       5,560       421  7.57       6,607       507  7.67
    27,476       507  1.85      27,494       481  1.75       2,934       172  5.86
----------  --------  ----  ----------  --------  ----  ----------  --------  ----
 2,305,395   134,360  5.83   2,300,706   133,909  5.82   1,998,059   115,510  5.78
   128,146     6,734  5.25     181,646     9,897  5.45     147,334     8,159  5.54
----------  --------  ----  ----------  --------  ----  ----------  --------  ----
 8,281,072  $621,835  7.51%  7,569,075  $574,739  7.59%  6,987,659  $536,501  7.68%
   400,896                     345,578                     324,353
   343,307                     251,163                     218,434
   237,564                     220,828                     231,140
   (89,819)                    (82,232)                    (80,567)
----------                  ----------                  ----------
$9,173,020                  $8,304,412                  $7,681,019
==========                  ==========                  ==========
$1,035,761  $ 10,255  0.99% $  928,122  $  9,909  1.07% $  878,878  $ 10,791  1.23%
   697,227    12,954  1.86     704,531    14,121  2.00     719,962    15,059  2.09
 1,117,286    39,135  3.50     919,049    34,062  3.71     825,139    29,217  3.54
 3,725,818   193,173  5.18   3,489,614   185,657  5.32   3,258,713   175,838  5.40
----------  --------  ----  ----------  --------  ----  ----------  --------  ----
 6,576,092   255,517  3.89   6,041,316   243,749  4.03   5,682,692   230,905  4.06
   539,263    25,850  4.79     470,030    23,420  4.98     348,378    16,388  4.70
   133,935    10,704  7.99      10,472       844  8.06      13,483       957  7.10
----------  --------  ----  ----------  --------  ----  ----------  --------  ----
 7,249,290  $292,071  4.03%  6,521,818  $268,013  4.11%  6,044,553  $248,250  4.11%
 1,183,223                   1,046,703                     970,610
   111,418                      97,066                      88,868
   629,089                     638,825                     576,988
----------                  ----------                  ----------
$9,173,020                  $8,304,412                  $7,681,019
==========                  ==========                  ==========
                      3.48%                       3.48%                       3.57%
            $329,764  3.98%             $306,726  4.05%             $288,251  4.13%
            ========  ====              ========  ====              ========  ====

Table 6
MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

                                                             December 31, 2000
                                                             -----------------
                                                                (thousands)
       Less than three months...............................     $296,174
       Three to six months..................................      158,674
       Six to 12 months.....................................      237,233
       More than 12 months..................................      196,460
                                                                 --------
        Total...............................................     $888,541
                                                                 ========

  BancShares has historically avoided excessive reliance on high-dollar deposits. During 2000, these funds averaged 9.46 percent of total average deposits, compared to 9.02 percent in 1999. Table 6 provides a maturity distribution for these deposits.

  Short-Term Borrowings. BancShares has access to various short-term borrowings, including the purchase of federal funds, overnight repurchase obligations and credit lines with various correspondent banks. At December 31, 2000, short-term borrowings totaled $632.4 million, compared to $568.3 million one year earlier. For the year ended December 31, 2000, short-term borrowings averaged $578.9 million, compared to $557.2 million during 1999 and $539.3 million during 1998. The increases from 1999 to 2000 and from 1998 to 1999 resulted from higher levels of overnight repurchase agreements between FCB and its commercial customers. Table 7 provides additional information regarding short-term borrowed funds.

Table 7
SHORT-TERM BORROWINGS

                                       2000           1999           1998
                                   -------------  -------------  -------------
                                    Amount  Rate   Amount  Rate   Amount  Rate
                                   -------- ----  -------- ----  -------- ----
                                                  (thousands)
Master notes
 At December 31................... $322,944 5.39% $326,984 4.14% $326,603 3.63%
 Average during year..............  309,145 5.35   322,154 4.16   320,480 4.60
 Maximum month-end balance during
  year............................  327,774   --   355,795   --   354,442   --
Repurchase agreements
 At December 31...................  181,404 4.89   125,832 3.89    95,863 3.38
 Average during year..............  170,925 4.88   117,681 3.76    79,676 4.13
 Maximum month-end balance during
  year............................  197,113   --   132,540   --   106,620   --
Federal funds purchased
 At December 31...................   71,825 5.93    53,195 4.06    84,345 4.68
 Average during year..............   43,157 6.23    60,077 4.92    62,758 5.24
 Maximum month-end balance during
  year............................   73,015   --    88,460   --   104,675   --
Other
 At December 31...................   56,199 4.16    62,290 5.39    61,329 5.59
 Average during year..............   55,623 6.56    57,298 5.45    76,349 5.93
 Maximum month-end balance during
  year............................   63,893   --    67,870   --   178,954   --

  Long-Term Obligations. At December 31, 2000 and 1999, long-term obligations totaled $154.3 million and $155.7 million, respectively. During 2000, long-term obligations averaged $154.6 million, compared to $157.9 million during 1999 and $133.9 million during 1998. The decrease from 1999 to 2000 results from the reclassification of long-term obligations to short-term borrowings once the scheduled maturity is less than one year. The increase from 1998 to 1999 results from the issuance of $150 million in trust preferred capital securities during the first quarter of 1998. The trust preferred capital securities are thirty year obligations with interest paid semi-annually at a rate of 8.05%. BancShares issued these obligations to provide capital to support its continued expansion. Management views these securities as a financially-effective method of providing capital resources without diluting the ownership interest of existing shareholders.

  Expense of Interest-Bearing Liabilities. Interest expense amounted to $342.8 million in 2000, a $61.3 million or 21.8 percent increase from 1999. This followed a 3.6 percent decrease in interest expense during 1999 compared to 1998. The increase in interest expense during 2000 was the combined result of higher interest rates and increases in average interest-bearing liabilities. During 1999, the impact of lower interest rates more than offset the impact of the growth in interest-bearing liabilities resulting in a reduction in interest expense of $10.5 million. The blended rate on all interest-bearing liabilities was 4.41 percent during 2000, compared to 3.75 percent in 1999 and
4.03 percent in 1998. The higher cost of borrowing during 2000 resulted from market pressures which pushed deposit rates and other borrowing costs higher.

  The aggregate rate on interest-bearing deposits was 4.25 percent during 2000, compared to 3.60 percent during 1999 and 3.89 percent during 1998. Interest expense on total interest-bearing deposits amounted to $299.0 million during 2000, an increase from the $244.9 million recorded during 1999 and $255.5 million recorded during 1998. The growth in interest expense from 1999 to 2000 was the result of higher interest rates and increased average balances. From 1998 to 1999, the reduction of interest expense was the result of lower interest rates, partially offset by higher average balances.

  Interest expense on short-term borrowings amounted to $31.2 million in 2000, an increase of $7.3 million or 30.5 percent from 1999. Interest expense related to short-term borrowings totaled $23.9 million and $25.9 million, respectively, in 1999 and 1998. The increase during 2000 was attributable to the growth in average short-term borrowings and higher interest rates. During 1999, the growth in interest expense resulting from growth in short-term borrowings was more than offset by lower interest rates when compared to 1998.

  Interest expense associated with long-term obligations during 2000 and 1999 was $12.7 million compared to $10.7 million during 1998. The increase in interest expense in long-term obligations during 1999 primarily resulted from higher average balances when compared to 1998, the result of the March 1998 issuance of the trust preferred capital securities.

NET INTEREST INCOME

  Taxable-equivalent net interest income totaled $368.2 million during 2000, an increase of 3.8 percent over 1999. This followed an increase of 7.5 percent during 1999. Table 8 presents the annual changes in net interest income due to changes in volume, yields and rates. This table is presented on a taxable-equivalent basis to adjust for the tax-exempt status of income earned on certain loans, leases and municipal securities.

Table 8
CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

                                         2000                                    1999
                          ---------------------------------------  -------------------------------------
                           Change from previous year due to:       Change from previous year due to:
                          ---------------------------------------  -------------------------------------
                                                        Total                                  Total
                            Volume      Yield/Rate      Change      Volume      Yield/Rate     Change
                          -----------  -------------  -----------  ----------  ------------- -----------
                                                       (thousands)
Assets:
Loans...................  $    44,575   $    30,198   $    74,773  $   46,859   $   (15,181) $    31,678
Investment securities:
 U. S. Government.......      (16,555)        6,696        (9,859)    (22,668)       (4,432)     (27,100)
 State, county and
  municipal.............           99            41           140        (107)            6         (101)
 Other..................           37           179           216         (75)          116           41
                          -----------   -----------   -----------  ----------   -----------  -----------
 Total investment
  securities............      (16,419)        6,916        (9,503)    (22,850)       (4,310)     (27,160)
Federal funds sold......        3,944         5,696         9,640      10,383          (628)       9,755
                          -----------   -----------   -----------  ----------   -----------  -----------
 Total interest-earning
  assets................  $    32,100   $    42,810   $    74,910  $   34,392   $   (20,119) $    14,273
                          ===========   ===========   ===========  ==========   ===========  ===========
Liabilities:
Deposits:
 Checking With
  Interest..............  $       (40)  $      (480)  $      (520) $      308   $    (3,705) $    (3,397)
 Savings................         (836)         (458)       (1,294)       (159)       (2,065)      (2,224)
 Money market accounts..        4,150        11,355        15,505       8,388           358        8,746
 Time...................        8,731        31,613        40,344      (2,436)      (11,285)     (13,721)
                          -----------   -----------   -----------  ----------   -----------  -----------
 Total interest-bearing
  deposits..............       12,005        42,030        54,035       6,101       (16,697)     (10,596)
Short-term borrowings...          929         6,369         7,298         360        (2,289)      (1,929)
Long-term obligations...         (262)          215           (47)      1,922            74        1,996
                          -----------   -----------   -----------  ----------   -----------  -----------
 Total interest-bearing
  liabilities...........  $    12,672   $    48,614   $    61,286  $    8,383   $   (18,912) $   (10,529)
                          ===========   ===========   ===========  ==========   ===========  ===========
 Change in net interest
  income................  $    19,428   $    (5,804)  $    13,624  $   26,009   $    (1,207) $    24,802
                          ===========   ===========   ===========  ==========   ===========  ===========

-------
Changes in income relating to certain loans and investment securities are stated on a fully tax-equivalent basis at a rate that approximates BancShares' marginal tax rate. The taxable equivalent adjustment was $2,848, $2,217, and $2,348 for the years 2000, 1999 and 1998, respectively. Table 5 provides detailed information on average balances, income/expense and yield/rate by category. The rate/volume variance is allocated equally between the changes in volume and rate.

  The interest rate spread was 3.50 percent during 2000, a decrease of 11 basis points from 3.61 during 1999. The interest rate spread was 3.48 percent during in 1998. The net yield on interest-earning assets was 4.10 percent in 2000 and 1999, and 3.98 percent during 1998. The higher net yields realized in 2000 and 1999 when compared to 1998 result from favorable changes in the composition of the loan portfolio and an increasing loan-to-deposit ratio. While loan volume increases continue to support growth in interest income, competitive market conditions for deposits continue to constrain BancShares' net interest income.

Table 9
INTEREST-SENSITIVITY ANALYSIS

                                                      December 31, 2000
                         ---------------------------------------------------------------------------------
                            1-30       31-90     91-180     181-365      Total
                            Days       Days       Days        Days      One Year      Total
                         Sensitive   Sensitive  Sensitive  Sensitive   Sensitive   Nonsensitive   Total
                         ----------  ---------  ---------  ----------  ----------  ------------ ----------
                                                         (thousands)
Assets:
Loans................... $1,798,476  $ 192,287  $ 272,838  $  500,455  $2,764,056   $4,345,636  $7,109,692
Investment securities...    122,121    328,059    393,713     607,412   1,451,305      365,415   1,816,720
Overnight investments...    431,382         --         --          --     431,382           --     431,382
                         ----------  ---------  ---------  ----------  ----------   ----------  ----------
 Total interest-earning
  assets................ $2,351,979  $ 520,346  $ 666,551  $1,107,867  $4,646,743   $4,711,051  $9,357,794
                         ==========  =========  =========  ==========  ==========   ==========  ==========
Liabilities:
Interest-bearing
 deposits............... $2,201,068  $ 832,451  $ 790,823  $1,114,053  $4,938,395   $2,659,593  $7,597,988
Short-term borrowings...    595,224     36,848         --         300     632,372           --     632,372
Long-term obligations...         --         --         --          --          --      154,332     154,332
                         ----------  ---------  ---------  ----------  ----------   ----------  ----------
 Total interest-bearing
  liabilities........... $2,796,292  $ 869,299  $ 790,823  $1,114,353  $5,570,767   $2,813,925  $8,384,692
                         ==========  =========  =========  ==========  ==========   ==========  ==========
Interest-sensitivity
 gap.................... $ (444,313) $(348,953) $(124,272) $   (6,486) $ (924,024)  $1,897,126  $  973,102
                         ==========  =========  =========  ==========  ==========   ==========  ==========

-------
Assets and liabilities with maturities of one year or less and those that may be adjusted within this period are considered interest sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

  Rate Sensitivity. A principal objective of BancShares' asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Table 9 provides BancShares' interest-sensitivity position as of December 31, 2000, which reflected a one year negative interest-sensitivity gap of $924.0 million. As a result of this one year negative gap, increases in interest rates could have an unfavorable impact on net interest income.

Table 10
LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

                                                 December 31, 2000
                                    -------------------------------------------
                                                 One to
                                      Within      Five      After
                                     One Year    Years    Five Years   Total
                                    ---------- ---------- ---------- ----------
                                                    (thousands)
 Real estate:
  Construction and land
   development..................... $   74,971 $  109,392 $   32,076 $  216,439
  Mortgage:
   1-4 family residential..........    326,093    587,954    636,282  1,550,329
   Commercial......................    708,868    991,217    292,982  1,993,067
   Equity Line.....................     59,627    212,952    579,231    851,810
   Other...........................     64,511     94,130     27,606    186,247
 Commercial and industrial.........    296,052    467,324    170,139    933,515
 Consumer..........................    362,565    785,509     70,060  1,218,134
 Lease financing...................     33,621    100,862         --    134,483
 Other.............................      9,150     12,312      4,206     25,668
                                    ---------- ---------- ---------- ----------
  Total............................ $1,935,458 $3,361,652 $1,812,582 $7,109,692
                                    ========== ========== ========== ==========
 Loans maturing after one year
  with:
 Fixed interest rates..............            $2,890,313 $1,157,160 $4,047,473
 Floating or adjustable rates......               471,339    655,422  1,126,761
                                               ---------- ---------- ----------
  Total............................            $3,361,652 $1,812,582 $5,174,234
                                               ========== ========== ==========

  To minimize the potential adverse impact of interest rate fluctuations, management monitors the maturity and repricing distribution of the loan portfolio and markets variable rate and fixed rate callable loans to reduce its interest rate risk. Table 10 details the maturity and repricing distribution of the loan portfolio as of December 31, 2000. Of the gross loans outstanding on December 31, 2000, 27.2 percent have scheduled maturities within one year, 47.3 percent have scheduled maturities between one and five years, while the remaining 25.5 percent have scheduled maturities extending beyond five years. As a result of historically low interest rates during the several years preceding 2000, customer demand for long-term fixed-rate loans was strong. The higher interest rates during 2000 renewed customer interest in variable rate pricing, resulting in some easing of the demand for long-term fixed-rate loans. BancShares will continue to offer competitive variable rate lending options to lessen its exposure to changes in interest rates.

  In addition to other asset/liability management strategies, BancShares generally underwrites long-term fixed-rate residential mortgage loans to secondary market standards and sells such loans as they are originated. As of December 31, 2000, BancShares had $20.0 million in residential mortgage loans available for sale that were reported at the lower of aggregate cost or market. Additionally, BancShares attempts to avoid exposure resulting from changes in market rates by entering into forward commitments to sell portions of its current production of residential mortgage loans.

Table 11
MARKET RISK DISCLOSURES

                            Maturing in Years ended December 31,
                         -----------------------------------------------
                            2001       2002     2003     2004     2005    Thereafter    Total     Fair value
                         ----------  --------  -------  -------  -------  ----------  ----------  ----------
                                                          (thousands)
Assets
Investment securities
 held to maturity
 Fixed rate............. $1,451,305  $316,334  $   115       --  $   538  $   9,874   $1,778,166  $1,783,888
 Average rate (%).......       6.35%     6.68%    5.94%      --     7.98%      7.23%        6.41%         --
Investment securities
 available for sale
 Marketable equity
  securities............         --        --       --       --       --     38,554       38,554      38,554
Loans
 Fixed rate.............  1,302,723   964,344  748,589  646,631  530,749  1,157,160    5,350,196   5,243,712
 Average rate (%).......       8.19%     8.13%    8.14%    8.17%    8.33%      7.80%        8.10%         --
 Variable rate..........    632,735    69,847  105,404  153,858  142,230    655,422    1,759,496   1,759,496
 Average rate (%).......       9.52%    9.47%     9.20%    9.03%    9.13%      9.02%        9.24%         --
Liabilities
Savings and interest-
 bearing checking
 Fixed rate.............  3,362,336        --       --       --       --         --    3,362,336   3,362,336
 Average rate (%).......       2.27%       --       --       --       --         --         2.27%         --
Certificates of deposit
 Fixed rate.............  3,327,083   483,235  210,847   55,971  119,682        274    4,197,092   4,208,997
 Average rate (%).......       6.04%     6.53%    5.97%    5.89%    5.85%      5.82%        6.09%         --
 Variable rate..........     28,890     9,670       --       --       --         --       38,560      38,560
 Average rate (%).......       4.03%     4.76%      --       --       --         --         4.22%         --
Long-term obligations
 Fixed rate.............        252       552      552      300    2,478    150,198      154,332     122,152
 Average rate (%).......       6.75%     7.16%    7.16%    7.50%    7.94%      8.04%        8.03%         --

  Table 11 provides information regarding the market risk profile of BancShares at December 31, 2000. Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods.

ASSET QUALITY

  Nonperforming Assets. Nonperforming asset balances for the past five years are presented in Table 12. BancShares' nonperforming assets at December 31, 2000 included nonaccrual loans totaling $15.9 million and $1.9 million in foreclosed property. Nonperforming assets as of December 31, 2000 represent
0.25 percent of loans outstanding. Nonperforming assets totaled $12.3 million and $14.0 million, respectively, as of December 31, 1999, and 1998. Of the $15.9 million in nonaccrual loans at December 31, 2000, $6.6 million were classified as impaired. At December 31, 1999, BancShares reported $10.7 million in nonaccrual loans, of which $5.7 million were impaired. As of December 31, 2000, BancShares reported accruing loans 90 days or more past due of $6.7 million, compared to $3.6 million at December 31, 1999, and $5.7 million at December 31, 1998. The economic slowdown in late 2000 contributed to the increase in nonperforming assets as of December 31, 2000. Management continues to closely monitor past due accounts to identify all loans that should be classified as nonperforming. Continued economic deterioration would likely cause higher levels of nonperforming assets.

Table 12
RISK ELEMENTS

                                              December 31,
                         ----------------------------------------------------------
                            2000        1999        1998        1997        1996
                         ----------  ----------  ----------  ----------  ----------
                                       (thousands, except ratios)
Nonaccrual loans........ $   15,933  $   10,720  $   12,489  $   12,681  $   12,810
Other real estate.......      1,880       1,600       1,529       1,462       1,160
                         ----------  ----------  ----------  ----------  ----------
  Total nonperforming
   assets............... $   17,813  $   12,320  $   14,018  $   14,143  $   13,970
                         ==========  ==========  ==========  ==========  ==========
Accruing loans 90 days
 or more past due....... $    6,731  $    3,576  $    5,721  $    3,953  $    4,983
Loans at December 31.... $7,109,692  $6,751,039  $6,195,591  $5,445,772  $4,930,508
Ratio of nonperforming
 assets to total loans
 plus other real
 estate.................       0.25%       0.18%       0.23%       0.26%       0.28%
                         ----------  ----------  ----------  ----------  ----------
Interest income that
 would have been earned
 on nonperforming loans
 had they been
 performing............. $    1,209  $      894  $    1,108  $    1,156  $    1,162
Interest income earned
 on nonperforming
 loans..................        587         287         409         349         259
                         ----------  ----------  ----------  ----------  ----------

-------
There are no loan concentrations to any multiple number of borrowers engaged in similar activities or industries in excess of 10 percent of total loans at December 31, 2000. There were no foreign loans outstanding in any period. Accrual of interest on residential mortgage loans is discontinued when the loan reaches 92 days past due. Accrual of interest on all other loans is discontinued when management deems that collection of additional interest is doubtful. Residential mortgage loans are returned to an accrual status when the loan balance is less than 92 days past due. Other loans are returned to an accrual status when both principal and interest are current, and the loan is determined to be performing in accordance with the applicable loan terms.

  Reserve for Loan Losses. Management evaluates the risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in management's opinion, deserve current recognition in estimating probable credit losses.

  At December 31, 2000, BancShares' reserve for loan losses was $102.7 million or 1.44 percent of loans outstanding. This compares to $98.7 million or 1.46 percent at December 31, 1999, and $96.1 million or 1.55 percent at December 31, 1998. The reductions in the ratio of the reserve for loan losses to gross loans during 1999 and 2000 result from changes in the loan portfolio composition. The growth in lower-risk real estate secured lending and the offsetting reductions in higher-risk sales finance lending have both contributed to lower aggregate loss estimates. The smaller reduction in the reserve ratio during 2000, when compared to 1999, reflects management's concern regarding general economic conditions and the impact those conditions may have on loans outstanding at December 31, 2000.

Table 13
SUMMARY OF LOAN LOSS EXPERIENCE

                            2000        1999        1998        1997        1996
                         ----------  ----------  ----------  ----------  ----------
                                       (thousands, except ratios)
Balance at beginning of
 year................... $   98,690  $   96,115  $   84,360  $   81,439  $   78,495
Reserve of acquired
 institutions...........         --          --          --         481       1,387
Provision for loan
 losses.................     15,488      11,672      19,879       8,726       8,907
Charge-offs:
 Real estate:
  Construction and land
   development..........         --          (7)         (2)         (7)        (40)
  Mortgage:
   1-4 family
    residential.........       (898)       (966)       (826)     (1,350)     (1,604)
   Commercial...........       (280)       (111)       (112)       (245)       (248)
   Equity Line..........       (805)        (23)       (134)        (90)        (58)
   Other................         --          --          --          --         (52)
 Commercial and
  industrial............     (5,678)     (1,800)     (2,001)     (1,061)     (1,076)
 Consumer...............     (8,199)    (10,748)    (10,789)    (11,540)     (8,515)
 Lease financing........        (46)        (32)       (203)        (38)        (60)
                         ----------  ----------  ----------  ----------  ----------
   Total charge-offs....    (15,906)    (13,687)    (14,067)    (14,331)    (11,653)
                         ----------  ----------  ----------  ----------  ----------
Recoveries:
 Real estate:
  Construction and land
   development..........          8          42          93       1,723         307
  Mortgage:
   1-4 family
    residential.........        347         368         689       2,505       1,534
   Commercial...........        688       1,262       2,877       1,502         530
   Equity Line..........         33          13          10           3          19
   Other................         --          --          --          --          --
 Commercial and
  industrial............      1,581         835         512         698         493
 Consumer...............      1,726       2,070       1,762       1,614       1,420
 Lease financing........         --          --          --          --          --
                         ----------  ----------  ----------  ----------  ----------
   Total recoveries.....      4,383       4,590       5,943       8,045       4,303
                         ----------  ----------  ----------  ----------  ----------
   Net charge-offs......    (11,523)     (9,097)     (8,124)     (6,286)     (7,350)
                         ----------  ----------  ----------  ----------  ----------
 Balance at end of
  year.................. $  102,655  $   98,690  $   96,115  $   84,360  $   81,439
                         ==========  ==========  ==========  ==========  ==========
Historical Statistics
Balances
 Average total loans.... $6,955,772  $6,399,114  $5,847,531  $5,086,723  $4,842,266
 Total loans at year-
  end...................  7,109,692   6,751,039   6,195,591   5,445,772   4,930,508
Ratios
 Net charge-offs to
  average total loans...       0.17%       0.14%       0.14%       0.12%       0.15%
 Reserve for loan losses
  to total loans at
  year-end..............       1.44        1.46        1.55        1.55        1.65
                         ----------  ----------  ----------  ----------  ----------

-------
All information presented in this table relates to domestic loans as BancShares makes no foreign loans.

  The provision for loan losses charged to operations was $15.5 million during 2000 compared to $11.7 million during 1999 and $19.9 million during 1998. Net charge-offs for 2000 totaled $11.5 million, compared to $9.1 million during 1999 and $8.1 million during 1998. Gross charge-offs for 2000 were $15.9 million, compared to $13.7 million in 1999 and $14.1 million in 1998. The growth in charge-offs during 2000 results from losses among commercial and industrial loans, which were $5.7 million during 2000, compared to $1.8 million during 1999. The increase during 2000 results from the seasoning of the loans originated during 1999 and 1998. The higher net charge-offs in 1999 compared to 1998 resulted from lower recoveries.

  During 2000, total recoveries were $4.4 million, compared to $4.6 million during 1999 and $5.9 million during 1998. Gross recoveries during 2000 decreased slightly due to reductions in recoveries of commercial real estate and consumer loans. The decrease of recoveries in 1999 resulted primarily from lower recoveries for commercial mortgage loans.

  The ratio of net charge-offs to average loans outstanding equaled 0.17 percent during 2000 and 0.14 percent during 1999 and 1998. Low by industry standards, these loss ratios reflect the quality of BancShares' balance sheet. Table 13 provides details concerning the reserve and provision for loan losses for the past five years.

  Management considers the established reserve adequate to absorb losses that relate to loans outstanding at December 31, 2000, although future additions to the reserve may be necessary based on changes in economic conditions and other factors. In addition, as part of their examination process, various regulatory agencies periodically review the reserve for loan losses. Those agencies may require the recognition of additions to the reserve based on their judgments of information available to them at the time of their examinations.

Table 14
ALLOCATION OF RESERVE FOR LOAN LOSSES

                                                           December 31
                         ------------------------------------------------------------------------------------
                               2000             1999             1998             1997             1996
                         ----------------  ---------------  ---------------  ---------------  ---------------
                                  Percent          Percent          Percent          Percent          Percent
                                    of               of               of               of               of
                                   Loans            Loans            Loans            Loans            Loans
                                    to               to               to               to               to
                                   Total            Total            Total            Total            Total
                         Reserve   Loans   Reserve  Loans   Reserve  Loans   Reserve  Loans   Reserve  Loans
                         -------- -------  ------- -------  ------- -------  ------- -------  ------- -------
                                                           (thousands)
Real estate:
 Construction and land
  development........... $  5,411   3.04%  $ 4,653   2.76%  $ 3,027   2.54%  $ 3,235   2.09%  $ 3,234   2.23%
 Mortgage:
  1-4 family
   residential..........    6,416  21.81     5,721  19.65    11,182  20.97    14,779  25.92    13,127  31.29
  Commercial............   31,786  28.04    32,198  26.82    26,835  24.13    16,388  19.38    16,514  17.89
  Equity Line...........    4,600  11.98     4,098  11.19     3,338   9.96     4,257  11.09     2,898   8.35
  Other.................    2,860   2.62     3,232   2.39     3,075   2.59     1,712   2.51     1,798   2.70
Commercial and
 industrial.............   19,951  13.13    20,084  14.60    13,591  13.64     9,533  11.63     9,243  10.44
Consumer................   24,523  17.13    26,279  20.64    32,099  24.49    31,025  25.74    24,890  25.38
Lease financing.........    1,560   1.89     1,572   1.84     1,123   1.51       992   1.37       985   1.39
Other...................      254   0.36       190   0.11       180   0.17       324   0.27       324   0.33
Unallocated.............    5,294     --       663     --     1,665     --     2,115     --     8,426     --
                         -------- ------   ------- ------   ------- ------   ------- ------   ------- ------
 Total.................. $102,655 100.00%  $98,690 100.00%  $96,115 100.00%  $84,360 100.00%  $81,439 100.00%
                         ======== ======   ======= ======   ======= ======   ======= ======   ======= ======

  Table 14 details management's allocation of the reserve among the various loan types. The process used to allocate the loan loss reserve considers, among other factors, whether the borrower is a retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement. Generally, loans to commercial customers are evaluated individually and assigned a credit grade, while loans to retail customers are evaluated among groups of loans with similar characteristics. Loans evaluated individually are assigned a credit grade using such factors as the reliability and adequacy of the borrower's cash flow, the value of any underlying collateral and the value of any guarantee. The rating becomes the basis for the reserve allocation for that individual loan. Groups of homogeneous loans are aggregated over their remaining lives and estimated loss projections for each period become the basis for the reserve allocation. The loss estimates are based on prior experience and current economic conditions. The amount of the reserve for loan losses not allocated through these loss models becomes the unallocated reserve.

  The increase in the unallocated reserve at December 31, 2000 reflects uncertainties that exist regarding probable losses inherent in the portfolio resulting from continued economic pressures when compared to 1998 and 1999. While management believes the focus on identifying problem loans is highly effective, it is not possible to identify all potential losses, and the current economic uncertainty exacerbates the potential impact of that limitation.

  At December 31, 2000, BancShares had no foreign loans or any loans to finance highly-leveraged transactions. Further, management does not anticipate originating or participating in such transactions in the future.

NONINTEREST INCOME

  Total noninterest income was $202.2 million during 2000, an increase of $36.9 million or 22.3 percent over 1999. This compares to $165.3 million during 1999 and $145.4 million during 1998. Table 15 presents the major components of noninterest income for the past five years. A significant portion of the increase in noninterest income during 2000 can be attributed to nonrecurring gains from the sale of mortgage servicing rights, the sale of branches and securities gains.

Table 15
NONINTEREST INCOME

                                             Year ended December 31
                                  --------------------------------------------
                                    2000     1999     1998     1997     1996
                                  -------- -------- -------- -------- --------
                                                  (thousands)
Service charges on deposit
 accounts........................ $ 59,384 $ 55,169 $ 47,055 $ 41,748 $ 40,710
Credit card income...............   36,837   30,820   25,558   20,053   16,147
Gain on sale of mortgage
 servicing rights................   20,187       --       --       --       --
Commission-based income:
 Investments.....................   12,974   10,700    9,034    6,407    4,505
 Insurance.......................    3,718    3,072    1,325      351       --
 Other...........................      603       --       --       --       --
                                  -------- -------- -------- -------- --------
  Total commission-based income..   17,295   13,772   10,359    6,758    4,505
Trust income.....................   14,814   13,848   12,710   11,284   10,008
Fees from processing services....   14,556   12,987   11,652   10,511    9,733
ATM income.......................   10,844   10,655   10,397    8,524    6,728
Mortgage income..................    5,172    6,440    8,797    2,106      256
Gain on sale of branches.........    4,085    5,063    3,067       --       --
Other service charges and fees...   12,077    9,935   10,176    7,311    2,912
Securities transactions..........    1,810    1,706       --       --       --
Other............................    5,129    4,944    5,646    6,619   12,059
                                  -------- -------- -------- -------- --------
  Total.......................... $202,190 $165,339 $145,417 $114,914 $103,058
                                  ======== ======== ======== ======== ========

  Among core components of noninterest income, BancShares benefited from increases in income from service charges on deposit accounts. Service charge income was $59.4 million during 2000, compared to $55.2 million in 1999 and $47.1 million in 1998. The $4.2 million or 7.6 percent increase in service charges during 2000 can be attributed to higher bad check fees. Credit card income grew from $30.8 million in 1999 to $36.8 million during 2000, an increase of $6.0 million or 19.5 percent, the result of continued strong growth in merchant income. Credit card income recognized during 1999 represented a $5.3 million or 20.6 percent increase from 1998.

  Commission-based income was $17.3 million during 2000, a $3.5 million or
25.6 percent increase over 1999. The growth during 2000 was largely due to growth in property and casualty insurance commissions and by continued increases in mutual fund and annuity sales through First Citizens Investor Services.

  Fees for data processing services also experienced growth during 2000, contributing $14.6 million during 2000, $13.0 million during 1999 and $11.7 million during 1998. These services are primarily provided to various related parties of BancShares.

NONINTEREST EXPENSE

  Total noninterest expense for 2000 amounted to $394.8 million. This was a
5.1 percent increase over 1999, following a 9.8 percent increase in 1999 noninterest expenses over 1998. Table 16 presents the major components of noninterest expense for the past five years.

Table 16
NONINTEREST EXPENSE

                                              Year ended December 31
                                   --------------------------------------------
                                     2000     1999     1998     1997     1996
                                   -------- -------- -------- -------- --------
                                                   (thousands)
Salaries and wages................ $168,778 $160,440 $142,020 $126,474 $115,461
Employee benefits.................   32,136   30,455   27,434   23,718   20,425
Equipment expense.................   38,153   37,745   36,545   32,035   27,068
Occupancy expense.................   33,835   30,041   28,112   23,338   22,023
Credit card expense...............   16,870   14,712   12,658   11,722   10,097
Amortization of intangibles.......   10,637   10,963   10,652    8,641    7,951
Telecommunication expense.........   10,799   10,052    9,046    8,032    7,711
Advertising expense...............    7,277    7,313    5,836    6,522    4,352
Postage expense...................    7,062    7,096    6,826    6,623    6,383
Consultant expense................    5,273    5,840    7,134    5,626    3,408
Other.............................   63,964   60,963   55,950   47,670   53,543
                                   -------- -------- -------- -------- --------
 Total............................ $394,784 $375,620 $342,213 $300,401 $278,422
                                   ======== ======== ======== ======== ========

  In conjunction with the closing of 15 branch offices during 2000, BancShares recognized $3.1 million in noninterest expense. Lease obligations of $1.3 million were recognized by a charge to occupancy expense. Leasehold improvement write-offs of $1.8 million were recorded in other expenses.

  Salary expense was $168.8 million during 2000, compared to $160.4 million during 1999, an increase of $8.3 million or 5.2 percent, following an $18.4 million or 13.0 percent increase in 1999 over 1998. Increases during each period resulted from merit increases and staffing requirements for new branches. BancShares had 4,575 full time equivalent employees at December 31, 2000, compared to 4,652 at December 31, 1999 and 4,486 at December 31, 1998.

  Employee benefits expense was $32.1 million during 2000, an increase of $1.7 million or 5.5 percent from 1999. The $30.5 million in benefits expense recorded during 1999 represented an increase of $3.0 million or 11.0 percent over 1998. During 2000, higher FICA and employee health insurance costs contributed to the increase in total employee benefits expense. Partially offsetting this increase during 2000 was a reduction in pension expense. During 1999, the increased benefits exense primarily resulted from higher pension, FICA and employee health insurance costs.

  BancShares recorded occupancy expense of $33.8 million during 2000, an increase of $3.8 million or 12.6 percent due to the nonrecurring costs associated with the branch closings as well as higher depreciation expense for new branch offices. Occupancy expense during 1999 was $30.0 million, an increase of $1.9 million or 6.9 percent over 1998, primarily the result of higher depreciation expense resulting from new and replacement branch offices.

  Equipment expense for 2000 was $38.2 million, an increase of $408,000 or 1.1 percent over 1999, when total equipment expenses were $37.7 million. During 1999, equipment expense was $1.2 million or 3.3 percent above the amount recorded during 1998.

  Expenses related to credit card processing were $16.9 million in 2000 and $14.7 million in 1999, an increase of $2.2 million or 14.7 percent. In 1999, credit card processing expense increased $2.1 million or 16.2 percent from 1998. For both periods, the increase in credit card processing expense resulted from growth in cardholder and merchant volume.

INCOME TAXES

  During 2000, BancShares recorded total income tax expense of $58.9 million, compared to $48.6 million in income tax expense during 1999. BancShares' effective tax rate was 37.5 percent in 2000, 37.3 percent in 1999, and 35.9 percent in 1998. The increase in the effective tax rate in 1999 was primarily the result of growth in FCB's taxable income obligation to the State of North Carolina.

LIQUIDITY

  Management places great importance on the maintenance of a highly liquid investment portfolio with varying maturities to provide needed cash flows to meet liquidity requirements. At December 31, 2000, the investment portfolio totaled $1.82 billion or 17.0 percent of total assets. This compares to $1.37 billion or 14.1 percent in 1999. The weighted-average maturity of the investment portfolio was 9 months at December 31, 2000, compared to 11 months at December 31, 1999. In conjunction with the increase in the investment securities portfolio, the liquidity available by maturing securities, coupled with other traditional sources, should be adequate to meet anticipated liquidity needs.

  The ability to retain existing deposits and attract new deposit relationships is a fundamental source of liquidity for BancShares. The rate of growth in average deposits was 3.5 percent during 2000, 4.5 percent during 1999 and 9.5 percent during 1998. The deposit growth results from various marketing and promotional activities, deposit growth in ASB's new markets as well as deposit liability assumptions associated with various business combinations.

  In addition to deposits, there are readily available sources for borrowed funds through BancShares' relationships with its correspondent bank network. BancShares utilizes these borrowed funds from time to time to provide temporary balance sheet liquidity and for an intermediate source of capital infusions from BancShares into FCB and ASB.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

  BancShares maintains an adequate capital position that exceeds all minimum regulatory capital requirements. As provided in Table 17, BancShares' total risk-based capital ratios were 11.7 percent, 11.3 percent and 11.2 percent, respectively, at December 31, 2000, 1999 and 1998. BancShares' Tier 1 capital ratios for December 31, 2000, 1999 and 1998 were 10.4 percent, 10.0 percent, and 9.9 percent respectively. The minimum capital ratios established by Federal Reserve guidelines are 8 percent for total capital and 4 percent for Tier 1 capital. At December 31, 2000, BancShares' leverage capital ratio was
8.1 percent, compared to 7.9 percent and 7.3 percent at December 31, 1999 and 1998, respectively. The minimum leverage ratio is 3 percent. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a direct material effect on the financial statements.

Table17
ANALYSIS OF BANCSHARES' CAPITAL ADEQUACY

                                               December 31
                                     -------------------------------- Regulatory
                                        2000       1999       1998     Minimum
                                     ---------- ---------- ---------- ----------
                                                     (thousands)
Tier 1 capital...................... $  835,678 $  760,195 $  679,987
Tier 2 capital......................    104,582     99,443     92,184
                                     ---------- ---------- ----------
Total capital....................... $  940,260 $  859,638 $  772,171
                                     ========== ========== ==========
Risk-adjusted assets................ $8,057,478 $7,616,890 $6,878,932
                                     ========== ========== ==========
Risk-based capital ratios
  Tier 1 capital....................     10.37%      9.98%      9.89%   4.00%
  Total capital.....................     11.67%     11.29%     11.23%   8.00%
Tier 1 leverage ratio...............      8.11%      7.91%      7.31%   3.00%

  The capital ratios during 1998 reflect the net impact of large share repurchases and the issuance of $150 million in trust preferred capital securities during March 1998. As of December 31, 1997, BancShares recorded a reduction in capital of $73.7 million for two stock purchases that were funded during 1998. In response to the reduction in shareholders' equity, management elected to issue the trust preferred capital securities, which qualify as Tier 1 capital for regulatory purposes.

  During the fourth quarter of 2000 the Board of Directors of BancShares reauthorized the purchase of its Class A and Class B common stock. Management views the purchase of its stock as a good investment and will continue to repurchase shares when market conditions are favorable for such transactions and excess capital exists to fund purchases.

FOURTH QUARTER ANALYSIS

  BancShares' net income for the fourth quarter of 2000 totaled $24.0 million, compared to $19.3 million during the same period of 1999, an increase of $4.7 million or 24.2 percent. The increase in net income was primarily due to a $7.4 million increase in noninterest income and a $3.8 million increase in net interest income, partially offset by a $3.4 million increase in noninterest expense and a $1.4 million increase in provision for loan losses. As indicated in Table 18, total assets averaged $10.42 billion and $9.72 billion during the fourth quarter of 2000 and 1999, respectively. Interest-earning assets averaged $9.34 billion during the fourth quarter of 2000, an increase of 8.2 percent over the same period of 1999. Average loans outstanding during the fourth quarter of 2000 were $7.08 billion, an increase of $431.7 million over the same period of 1999. Loan growth was strongest among commercial-purpose loans. Investment securities averaged $1.75 billion during the fourth quarter of 2000, a $164.3 million increase from the comparable period of 1999.

Table 18

SELECTED QUARTERLY DATA

                                             2000                                             1999
                         ------------------------------------------------  ----------------------------------------------
                           Fourth        Third       Second      First       Fourth      Third       Second      First
                         -----------  -----------  ----------  ----------  ----------  ----------  ----------  ----------
                                               (thousands, except per share data and ratios)
SUMMARY OF OPERATIONS
Interest income......... $   189,328  $   182,966  $  171,890  $  163,986  $  161,251  $  160,224  $  156,960  $  155,456
Interest expense........      96,754       91,509      80,184      74,381      72,511      70,497      68,821      69,713
                         -----------  -----------  ----------  ----------  ----------  ----------  ----------  ----------
Net interest income.....      92,574       91,457      91,706      89,605      88,740      89,727      88,139      85,743
Provision for loan
 losses.................       4,857        4,197       2,975       3,459       3,503       3,329       2,178       2,662
                         -----------  -----------  ----------  ----------  ----------  ----------  ----------  ----------
Net interest income
 after provision for
 loan losses............      87,717       87,260      88,731      86,146      85,237      86,398      85,961      83,081
Noninterest income......      49,384       67,358      44,097      41,351      41,975      45,898      39,271      38,195
Noninterest expense.....      99,287      101,257      97,953      96,287      95,911      95,104      93,387      91,218
                         -----------  -----------  ----------  ----------  ----------  ----------  ----------  ----------
Income before income
 taxes..................      37,814       53,361      34,875      31,210      31,301      37,192      31,845      30,058
Income taxes............      13,826       20,006      13,421      11,696      11,984      14,060      11,542      11,010
                         -----------  -----------  ----------  ----------  ----------  ----------  ----------  ----------
 Net income............. $    23,988  $    33,355  $   21,454  $   19,514  $   19,317  $   23,132  $   20,303  $   19,048
                         ===========  ===========  ==========  ==========  ==========  ==========  ==========  ==========
 Net interest income--
  taxable equivalent.... $    93,240  $    92,162  $   92,414  $   90,374  $   89,267  $   90,258  $   88,703  $   86,338
                         ===========  ===========  ==========  ==========  ==========  ==========  ==========  ==========
SELECTED QUARTERLY
 AVERAGES
Total assets............ $10,420,204  $10,167,665  $9,772,765  $9,658,251  $9,721,360  $9,644,135  $9,605,512  $9,517,513
Investment securities...   1,747,536    1,633,653   1,594,291   1,497,278   1,583,216   1,897,593   2,066,519   2,091,575
Loans...................   7,077,991    7,036,622   6,917,041   6,789,203   6,646,312   6,474,200   6,289,714   6,180,106
Interest-earning
 assets.................   9,335,530    9,142,585   8,788,776   8,667,039   8,627,990   8,689,146   8,659,199   8,558,123
Deposits................   8,693,634    8,524,930   8,211,252   8,128,968   8,140,962   8,121,209   8,139,147   8,018,971
Interest-bearing
 liabilities............   8,126,969    7,886,410   7,560,267   7,512,781   7,533,727   7,518,874   7,490,958   7,495,944
Long-term obligations...     154,609      154,979     153,773     155,171     158,975     156,856     157,453     158,307
Shareholders' equity.... $   799,234  $   770,418  $  748,648  $  734,777  $  720,617  $  702,065  $  683,771  $  668,087
Shares outstanding......  10,528,680   10,534,049  10,551,766  10,592,378  10,625,208  10,625,559  10,625,559  10,625,559
                         ===========  ===========  ==========  ==========  ==========  ==========  ==========  ==========
SELECTED QUARTER-END
 BALANCES
Total assets............ $10,691,617  $10,361,296  $9,943,877  $9,880,732  $9,717,099  $9,577,715  $9,628,477  $9,702,163
Investment securities...   1,816,720    1,730,439   1,543,033   1,547,214   1,371,894   1,699,520   1,975,476   2,099,882
Loans...................   7,109,692    7,097,773   7,006,824   6,828,095   6,751,039   6,574,807   6,376,372   6,244,828
Interest-earning
 assets.................   9,357,794    9,278,658   8,871,522   8,896,750   8,596,326   8,590,485   8,647,045   8,694,710
Deposits................   8,971,868    8,668,642   8,366,364   8,295,850   8,173,598   8,062,091   8,170,433   8,179,098
Interest-bearing
 liabilities............   8,384,692    8,068,241   7,626,805   7,655,102   7,554,229   7,454,172   7,522,636   7,620,262
Long-term obligations...     154,332      154,687     153,761     154,915     155,683     156,840     156,870     157,529
Shareholders' equity.... $   810,728  $   789,341  $  758,985  $  741,136  $  728,757  $  713,069  $  692,570  $  676,253
Shares outstanding......  10,522,836   10,533,814  10,534,614  10,566,849  10,610,399  10,625,559  10,625,559  10,625,559
                         ===========  ===========  ==========  ==========  ==========  ==========  ==========  ==========
PROFITABILITY RATIOS
 (averages)
Rate of
 return(annualized) on:
 Total assets...........        0.92%        1.31%       0.88%       0.81%       0.79%       0.95%       0.85%       0.81%
 Shareholders' equity...       11.94        17.22       11.53       10.68       10.64       13.07       11.91       11.56
Dividend payout ratio...       10.96         7.89       12.32       13.59       13.74       11.47       13.09       13.97
                         ===========  ===========  ==========  ==========  ==========  ==========  ==========  ==========
LIQUIDITY AND CAPITAL
 RATIOS (averages)
Loans to deposits.......       81.42%       82.54%      84.24%      83.52%      81.64%      79.72%      77.28%      77.07%
Shareholders' equity to
 total assets...........        7.67         7.58        7.66        7.61        7.41        7.28        7.12        7.02
Time certificates of
 $100,000 or more to
 total deposits.........        9.92         9.54        9.27        9.01        8.96        9.06        9.01        9.04
                         ===========  ===========  ==========  ==========  ==========  ==========  ==========  ==========
PER SHARE OF STOCK
Net income.............. $      2.28  $      3.17  $     2.03  $     1.84  $     1.82  $     2.18  $     1.91  $     1.79
Cash dividends..........        0.25         0.25        0.25        0.25        0.25        0.25        0.25        0.25
Class A sales price
 High...................       80.75        73.31       65.00       69.06       78.00       82.00       97.50       92.00
 Low....................       69.38        56.44       58.25       56.47       69.06       76.25       78.00       68.00
Class B sales price
 High...................       72.50        64.50       62.25       70.00       78.50       80.63       80.81       88.00
 Low....................       62.00        52.00       51.00       58.00       70.00       76.50       76.00       76.00
                         ===========  ===========  ==========  ==========  ==========  ==========  ==========  ==========

-------
Average loan balances include nonaccrual loans. Interest income related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for all periods, and state income tax rates of 7.00% for 2000 and 1999 and 7.25% for 1998.
Stock information related to Class A and Class B common stock reflects the sales price, as reported on the Nasdaq National Market System. As of December 31, 2000, there were 3,190 holders of record of the Class A common stock and 588 holders of record of the Class B common stock.

  Due to higher market rates of interest when compared to 1999, interest income increased $28.1 million or 17.4 percent in the fourth quarter of 2000 when compared to the same period of 1999. Average interest-earning assets increased $707.5 million from the fourth quarter of 1999 to the fourth quarter of 2000. The yield on average loans increased 60 basis points to 8.64 percent during the fourth quarter of 2000 from 8.04 percent during the same period in 1999. Total interest-earning assets yielded 8.10 percent during the fourth quarter of 2000, an increase from the 7.44 percent recorded during the fourth quarter of 1999.

  Average interest-bearing liabilities experienced a $593.2 million increase from the fourth quarter of 1999 to the same period of 2000, primarily the result of increases in average deposits and short-term borrowings. The growth in average deposits was strongest among time deposits, while short-term borrowings increased $46.4 million from 1999 to 2000.

  Net interest income increased $3.8 million or 4.3 percent from the fourth quarter of 1999 to the fourth quarter of 2000, with such increase resulting from loan growth.

Table 19
CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS--FOURTH QUARTER

                                                                               Increase (decrease) due
                                    2000                       1999                      to:
                         -------------------------- -------------------------- -------------------------
                                    Interest                   Interest
                          Average   Income/  Yield/  Average   Income/  Yield/          Yield/    Total
                          Balance   Expense   Rate   Balance   Expense   Rate  Volume    Rate    Change
                         ---------- -------- ------ ---------- -------- ------ -------  -------  -------
                                                          (thousands)
Assets
Loans................... $7,077,991 $153,729  8.64% $6,646,312 $134,647  8.04% $ 8,891  $10,191  $19,082
Investment securities:
 U. S. Government.......  1,706,146   27,384  6.39   1,558,215   21,772  5.54    2,171    3,441    5,612
 State, county and
  municipal.............      4,674       99  8.43       2,812       52  7.34       37       10       47
 Other..................     36,716      391  4.24      22,189      144  2.57      124      123      247
                         ---------- --------  ----  ---------- --------  ----  -------  -------  -------
 Total investment
  securities............  1,747,536   27,874  6.35   1,583,216   21,968  5.50    2,332    3,574    5,906
Overnight investments...    510,003    8,391  6.55     398,462    5,163  5.14    1,628    1,600    3,228
                         ---------- --------  ----  ---------- --------  ----  -------  -------  -------
Total interest-earning
 assets................. $9,335,530 $189,994  8.10% $8,627,990 $161,778  7.44% $12,851  $15,365  $28,216
                         ========== ========  ====  ========== ========  ====  =======  =======  =======
Liabilities
Deposits:
 Checking With
  Interest.............. $1,083,490 $  1,669  0.61% $1,080,164 $  1,593  0.59% $    13  $    63  $    76
 Savings................    606,519    2,044  1.34     668,251    2,623  1.56     (226)    (353)    (579)
 Money market accounts..  1,516,924   17,347  4.55   1,446,161   13,829  3.79      715    2,803    3,518
 Time deposits..........  4,127,761   63,482  6.12   3,588,935   44,348  4.90    7,382   11,752   19,134
                         ---------- --------  ----  ---------- --------  ----  -------  -------  -------
 Total interest-bearing
  deposits..............  7,334,694   84,542  4.59   6,783,511   62,393  3.65    7,884   14,265   22,149
Short-term borrowings...    637,666    9,035  5.64     591,241    6,957  4.67      591    1,487    2,078
Long-term obligations...    154,609    3,177  8.17     158,975    3,161  7.89      (91)     107       16
                         ---------- --------  ----  ---------- --------  ----  -------  -------  -------
Total interest-bearing
 liabilities............ $8,126,969 $ 96,754  4.74% $7,533,727 $ 72,511  3.82% $ 8,384  $15,859  $24,243
                         ========== ========  ====  ========== ========  ====  =======  =======  =======
Interest rate spread....                      3.36%                      3.62%
Net interest income and
 net yield on interest-
 earning assets.........            $ 93,240  3.97%            $ 89,267  4.10% $ 4,467  $  (494) $ 3,973
                                    ========  ====             ========  ====  =======  =======  =======

-------
Average loan balances include nonaccrual loans. Interest income related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for each period, and state income tax rates of 7.00% for each period.

  Noninterest income for the fourth quarter of 2000 was $49.4 million, an increase of $7.4 million or 17.7 percent. Noninterest income during the fourth quarter of 2000 included a $4.1 million gain recognized on the sale of four branch offices, while no such gains were recognized during the fourth quarter of 1999. Increases were also recorded in insurance commissions, service charge income, and other service charges and fees.

  Noninterest expense amounted to $99.3 million for the quarter ended December 31, 2000, compared to $95.9 million for the quarter ended December 31, 1999. Much of the nonrecurring costs of the branch closings was recorded during the fourth quarter, resulting in increases in occupancy expense and other expense. Other increases were recognized in employee benefits expense, the result of higher employee health insurance costs and credit card expense, caused by higher cardholder and merchant volume. Tables 18 and 19 are useful when making quarterly comparisons.

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

CURRENT ACCOUNTING AND REGULATORY ISSUES

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. BancShares adopted the provisions of SFAS No. 133 on January 1, 2001, but, as a result of BancShares' limited use of derivative instruments, the adoption of SFAS No. 133 did not have a material impact on its consolidated financial statements.

  In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." BancShares does not retain securitized loans. Therefore, SFAS 134, which became effective during 1999, had no impact on BancShares' consolidated financial statements.

  During September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), which replaced SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and classification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material impact on BancShares' consolidated financial statements.

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

                         INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS AND SHAREHOLDERS
FIRST CITIZENS BANCSHARES, INC.

  We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Citizens BancShares, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

[KPMG LLP LOGO]

Raleigh, North Carolina
January 22, 2001

CONSOLIDATED BALANCE SHEETS

First Citizens BancShares, Inc. and Subsidiaries

                                                              December 31
                                                         ----------------------
                                                            2000        1999
                                                         ----------- ----------
                                                           (thousands, except
Assets                                                        share data)
Cash and due from banks................................. $   755,930 $  591,605
Overnight investments...................................     431,382    473,393
Investment securities held to maturity (fair value of
 $1,783,888 in 2000 and $1,336,664 in 1999).............   1,778,166  1,353,321
Investment securities available for sale (cost of
 $28,875 in 2000 and $7,751 in 1999)....................      38,554     18,573
Loans...................................................   7,109,692  6,751,039
Less reserve for loan losses............................     102,655     98,690
                                                         ----------- ----------
  Net loans.............................................   7,007,037  6,652,349
Premises and equipment..................................     444,731    397,397
Income earned not collected.............................      62,580     52,621
Other assets............................................     173,237    177,840
                                                         ----------- ----------
  Total assets.......................................... $10,691,617 $9,717,099
                                                         =========== ==========
Liabilities
Deposits:
 Noninterest-bearing.................................... $ 1,373,880 $1,343,353
 Interest-bearing.......................................   7,597,988  6,830,245
                                                         ----------- ----------
  Total deposits........................................   8,971,868  8,173,598
Short-term borrowings...................................     632,372    568,301
Long-term obligations...................................     154,332    155,683
Other liabilities.......................................     122,317     90,760
                                                         ----------- ----------
  Total liabilities.....................................   9,880,889  8,988,342
Shareholders' Equity
Common stock:
 Class A--$1 par value (11,000,000 shares authorized;
  8,813,454 shares issued for 2000; 8,890,039 shares
  issued for 1999)......................................       8,813      8,890
 Class B--$1 par value (2,000,000 shares authorized;
  1,709,382 shares issued for 2000; 1,720,360 shares
  issued for 1999)......................................       1,709      1,720
Surplus.................................................     143,766    143,766
Retained earnings.......................................     650,148    567,801
Accumulated other comprehensive income..................       6,292      6,580
                                                         ----------- ----------
  Total shareholders' equity............................     810,728    728,757
                                                         ----------- ----------
  Total liabilities and shareholders' equity............ $10,691,617 $9,717,099
                                                         =========== ==========

          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

First Citizens BancShares, Inc. and Subsidiaries

                                                Year Ended December 31
                                           ----------------------------------
                                              2000        1999        1998
                                           ----------  ----------  ----------
                                           (thousands, except share and per
                                                     share data)
INTEREST INCOME
Loans..................................... $  584,475  $  510,272  $  478,504
Investment securities:
 U. S. Government.........................     96,576     106,435     133,535
 State, county and municipal..............        226         147         207
 Dividends................................        764         548         507
                                           ----------  ----------  ----------
  Total investment securities interest and
   dividend income........................     97,566     107,130     134,249
Overnight investments.....................     26,129      16,489       6,734
                                           ----------  ----------  ----------
  Total interest income...................    708,170     633,891     619,487
INTEREST EXPENSE
Deposits..................................    298,956     244,921     255,517
Short-term borrowings.....................     31,219      23,921      25,850
Long-term obligations.....................     12,653      12,700      10,704
                                           ----------  ----------  ----------
  Total interest expense..................    342,828     281,542     292,071
                                           ----------  ----------  ----------
  Net interest income.....................    365,342     352,349     327,416
Provision for loan losses.................     15,488      11,672      19,879
                                           ----------  ----------  ----------
  Net interest income after provision for
   loan losses............................    349,854     340,677     307,537
NONINTEREST INCOME
Service charges on deposit accounts.......     59,384      55,169      47,055
Credit card income........................     36,837      30,820      25,558
Gain on sale of mortgage servicing
 rights...................................     20,187          --          --
Commission-based income...................     17,295      13,772      10,359
Trust income..............................     14,814      13,848      12,710
Fees from processing services.............     14,556      12,987      11,652
ATM income................................     10,844      10,655      10,397
Mortgage income...........................      5,172       6,440       8,797
Gain on sale of branches..................      4,085       5,063       3,067
Other service charges and fees............     12,077       9,935      10,176
Securities gains..........................      1,810       1,706          --
Other.....................................      5,129       4,944       5,646
                                           ----------  ----------  ----------
  Total noninterest income................    202,190     165,339     145,417
NONINTEREST EXPENSE
Salaries and wages........................    168,778     160,440     142,020
Employee benefits.........................     32,136      30,455      27,434
Occupancy expense.........................     33,835      30,041      28,112
Equipment expense.........................     38,153      37,745      36,545
Other.....................................    121,882     116,939     108,102
                                           ----------  ----------  ----------
  Total noninterest expense...............    394,784     375,620     342,213
                                           ----------  ----------  ----------
Income before income taxes................    157,260     130,396     110,741
Income taxes..............................     58,949      48,596      39,732
                                           ----------  ----------  ----------
  Net income..............................     98,311      81,800      71,009
                                           ----------  ----------  ----------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF
 TAXES
Unrealized securities gains (losses)
 arising during period....................        816      (1,384)       (411)
Less: reclassification adjustment for
 gains included in net income.............      1,104       1,083          --
                                           ----------  ----------  ----------
 Other comprehensive loss.................       (288)     (2,467)       (411)
                                           ----------  ----------  ----------
 Comprehensive income..................... $   98,023  $   79,333  $   70,598
                                           ==========  ==========  ==========
PER SHARE INFORMATION
 Net income available to common
  shareholders............................ $     9.32  $     7.70  $     6.62
 Cash dividends...........................       1.00        1.00        1.00
Weighted average shares outstanding....... 10,551,607  10,625,457  10,626,311
                                           ==========  ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

First Citizens BancShares, Inc. and Subsidiaries

                          Class   Class                       Accumulated
                            A       B                            Other         Total
                          Common  Common           Retained  Comprehensive Shareholders'
                          Stock   Stock   Surplus  Earnings     Income        Equity
                          ------  ------  -------- --------  ------------- -------------
                                        (thousands, except share data)
Balance at December 31,
 1997...................  $8,906  $1,722  $143,760 $437,794     $9,458       $601,640
Redemption of 1,894
 shares of Class B
 common stock...........              (2)              (202)                     (204)
Obligation to repurchase
 common stock...........                               (624)                     (624)
Net income..............                             71,009                    71,009
Unrealized securities
 losses, net of tax
 benefit................                                          (411)          (411)
Cash dividends..........                            (10,661)                  (10,661)
                          ------  ------  -------- --------     ------       --------
Balance at December 31,
 1998...................   8,906   1,720   143,760  497,316      9,047        660,749
Redemption of 10,075
 shares of Class A
 common stock...........     (10)                      (696)                     (706)
Net income..............                             81,800                    81,800
Unrealized securities
 losses, net of tax
 benefit................                                        (2,467)        (2,467)
Cash dividends..........                            (10,619)                  (10,619)
Other...................      (6)                6                                 --
                          ------  ------  -------- --------     ------       --------
Balance at December 31,
 1999...................   8,890   1,720   143,766  567,801      6,580        728,757
Redemption of 76,585
 shares of Class A
 common stock...........     (77)                    (4,653)                   (4,730)
Redemption of 10,978
 shares of Class B
 common stock...........             (11)              (765)                     (776)
Net income..............                             98,311                    98,311
Unrealized securities
 losses, net of tax
 benefit................                                          (288)          (288)
Cash dividends..........                            (10,546)                  (10,546)
                          ------  ------  -------- --------     ------       --------
Balance at December 31,
 2000...................  $8,813  $1,709  $143,766 $650,148     $6,292       $810,728
                          ======  ======  ======== ========     ======       ========

          See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

First Citizens BancShares, Inc. and Subsidiaries

                                                  Year Ended December 31
                                              --------------------------------
                                                 2000       1999       1998
                                              ----------  ---------  ---------
                                                       (thousands)
OPERATING ACTIVITIES
Net income..................................  $   98,311  $  81,800  $  71,009
Adjustments to reconcile net income to cash
 provided by operating activities:
 Amortization of intangibles................      11,323     12,236     11,373
 Provision for loan losses..................      15,488     11,672     19,879
 Deferred tax expense (benefit).............         516     (3,478)    (6,271)
 Change in current taxes payable............         832     (6,697)     1,118
 Depreciation...............................      30,349     30,849     27,205
 Change in accrued interest payable.........      27,469     (4,462)    (1,731)
 Change in income earned not collected......     (10,095)     9,031      4,979
 Securities gains...........................      (1,810)    (1,706)       --
 Gain on sales of branches..................      (4,085)    (5,063)    (3,067)
 Gain on sale of mortgage servicing rights..     (20,187)       --         --
 Provision for branches to be closed........       3,102        --         --
 Origination of loans held for sale.........    (247,621)  (468,109)  (684,715)
 Proceeds from sale of loans held for sale..     251,378    531,640    734,249
 Loss (gain) on loans held for sale.........        (484)    (2,485)    (6,183)
 Net amortization of premiums and
  discounts.................................      (1,016)    12,176     10,157
 Net change in other assets.................       2,163     (4,832)   (17,418)
 Net change in other liabilities............        (358)    (4,267)    24,741
                                              ----------  ---------  ---------
  Net cash provided by operating
   activities...............................     155,275    188,305    185,325
                                              ----------  ---------  ---------
INVESTING ACTIVITIES
 Net increase in loans outstanding..........    (451,150)  (664,314)  (827,353)
 Purchases of investment securities held to
  maturity..................................  (1,373,185)  (463,313)  (740,404)
 Purchases of investment securities
  available for sale........................     (21,651)    (2,170)       --
 Proceeds from maturities of investment
  securities held to maturity...............     949,356  1,233,188  1,052,463
 Proceeds from sales of investment
  securities available for sale.............       2,337      7,624        --
 Proceeds from sale of mortgage servicing
  rights....................................      26,513        --         --
 Net change in overnight investments........      42,011   (240,668)  (150,950)
 Dispositions of premises and equipment.....       5,353      6,447      4,056
 Additions to premises and equipment........     (84,246)   (68,869)   (92,837)
 Purchase and sale of branches, net of cash
  transferred...............................     120,042   (104,903)   177,688
                                              ----------  ---------  ---------
  Net cash used by investing activities.....    (784,620)  (296,978)  (577,337)
                                              ----------  ---------  ---------
FINANCING ACTIVITIES
 Net change in time deposits................     613,802    (61,568)   (95,954)
 Net change in demand and other interest-
  bearing deposits..........................     133,200    273,173    447,070
 Net change in short-term borrowings........      61,520     (2,957)   (28,745)
 Originations of long-term obligations......       1,200        --     151,006
 Repurchases of common stock................      (5,506)      (706)   (74,520)
 Cash dividends paid........................     (10,546)   (10,619)   (10,661)
                                              ----------  ---------  ---------
  Net cash provided by financing
   activities...............................     793,670    197,323    388,196
                                              ----------  ---------  ---------
Change in cash and due from banks...........     164,325     88,650     (3,816)
Cash and due from banks at beginning of
 period.....................................     591,605    502,955    506,771
                                              ----------  ---------  ---------
Cash and due from banks at end of period....  $  755,930  $ 591,605  $ 502,955
                                              ==========  =========  =========
CASH PAYMENTS FOR:
 Interest...................................  $  315,359  $ 285,507  $ 294,095
 Income taxes...............................      58,096     56,754     42,802
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Unrealized securities losses...............  $   (1,143) $  (3,871) $  (1,062)
 Change in obligation to repurchase common
  stock.....................................         --         --         624

          See accompanying Notes to Consolidated Financial Statements.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in thousands)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

  First Citizens BancShares, Inc. ("BancShares") is a financial holding company with two banking subsidiaries--First-Citizens Bank & Trust Company, headquartered in Raleigh, North Carolina ("FCB"), which operates branches in North Carolina, Virginia and West Virginia; and Atlantic States Bank ("ASB"), a federally-chartered thrift institution headquartered in Fort Myers, Florida with branch offices in the metropolitan Atlanta, Georgia area and Southwest Florida.

  FCB and ASB offer full-service banking services designed to meet the needs of both retail and commercial customers in the markets in which they serve. The services offered include transaction and savings deposits, commercial and consumer lending, a full service trust department, a full service securities broker-dealer, insurance services and other activities incidental to commercial banking. BancShares is also the parent company of American Guaranty Insurance Company, which is engaged in writing property and casualty insurance.

  FCB has six subsidiaries. First Citizens Investor Services is a registered broker-dealer in securities that provides investment services, including sales of annuities and third party mutual funds. First-Citizens Bank, A Virginia Corporation, is the issuing and processing bank for BancShares' retail credit cards and merchant accounts. Triangle Life Insurance Company writes credit life and credit accident and health insurance. Other subsidiaries are either inactive or are not material to the consolidated financial statements. Nontraditional banking segments within BancShares' operations are not material to the consolidated financial statements.

  The accounting and reporting policies of BancShares and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and, with regard to the banking subsidiaries, conform to general industry practices. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by BancShares in the preparation of its consolidated financial statements are the determination of the reserve for loan losses, the valuation allowance for deferred tax assets, and fair value estimates.

  Intercompany accounts and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform with statement presentations for 2000. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.

Investment Securities

  For investment securities classified as held to maturity, BancShares has the ability and the positive intent to hold those investments until maturity. These securities are stated at cost adjusted for amortization of premium and accretion of discount. Accreted discounts and amortized premiums are included in interest income on an effective yield basis. Marketable equity securities are classified as available for sale and are carried at their fair value with the difference between the cost basis and the fair value, net of deferred income taxes, recorded as a component of comprehensive income within shareholders' equity. At December 31, 2000 and 1999, BancShares had no investment securities held for trading purposes.

Overnight Investments

  Overnight investments include federal funds sold and interest-bearing demand deposit balances in other banks.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in thousands)
Loans

  Loans that are held for investment purposes are carried at the principal amount outstanding. Loans that are classified as held for sale are carried at the lower of aggregate cost or fair value. Interest on loans is accrued and credited to interest income on a constant yield basis based upon the daily principal amount outstanding.

Loan Fees

  Fees collected and certain costs incurred related to loan originations are deferred and amortized as an adjustment to interest income over the life of the related loans. The deferred fees and costs are recorded as an adjustment to loans outstanding using a method that approximates a constant yield.

Mortgage Servicing Rights

  There are no mortgage servicing rights ("MSRs") outstanding at December 31, 2000. BancShares sold its MSRs during the third quarter of 2000.

  At December 31, 1999, the carrying value of MSRs was included in other assets on BancShares' consolidated balance sheet. Previously, capitalization of MSRs occurred when the underlying loan was sold. Capitalized MSRs were amortized over the projected life of the serviced loans and were periodically reviewed for impairment.

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

  Management considers the established reserve adequate to absorb probable losses that relate to loans outstanding as of December 31, 2000, although future additions to the reserve may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares' reserve for loan losses. Such agencies may require the recognition of additions to the reserve based on their judgments of information available to them at the time of their examination.

Nonaccrual Loans, Impaired Loans and Other Real Estate

  Accrual of interest on residential mortgage loans is discontinued when the loan reaches 92 days past due. Accrual of interest on all other loans is discontinued when management deems that collection of additional principal or interest is doubtful. Residential mortgage loans return to an accrual status when the loan balance is less than 92 days past due. Other loans are returned to an accrual status when both principal and interest are current and the loan is determined to be performing in accordance with the applicable loan terms. Management considers a loan to be impaired when based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to contractual terms of the loan agreement. Impaired loans are valued using either the discounted expected cash flow method using the loan's original effective interest rate or the collateral value. When the ultimate collectibility of an impaired loan's principal is doubtful, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Additional cash receipts are recorded as recoveries of any amounts previously charged off.

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

Intangible Assets

  Intangible assets include goodwill and deposit-related intangibles that result from acquisitions in which the purchase price exceeds the fair value of net assets acquired. Intangible assets are generally amortized using the straight-line method over a 15-year period. Intangible assets are subject to periodic review and are adjusted for any impairment of value. As of December 31, 2000 and 1999, BancShares had unamortized goodwill of $46,340 and $55,774 respectively. Unamortized deposit intangibles totaled $72,418 and $56,208, respectively.

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

Per Share Data

  Net income per share has been computed by dividing net income by the weighted average number of both classes of common shares outstanding during each period. The weighted average number of shares outstanding for 2000, 1999, and 1998 was 10,551,607; 10,625,457; and 10,626,311, respectively. BancShares had no potential common stock for all periods outstanding.

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

                FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in thousands)

  The tax effects of the components of other comprehensive income included in the consolidated statements of income are as follows for the years ended December 31:

                                                        2000    1999    1998
                                                        -----  -------  -----
   Unrealized losses arising during the period......... $(149) $  (781) $(651)
   Less: reclassification adjustments for gains
    included in net income.............................   706      623     --
                                                        -----  -------  -----
     Total tax effect.................................. $(855) $(1,404) $(651)
                                                        =====  =======  =====

NOTE B--INVESTMENT SECURITIES

  The aggregate values of investment securities at December 31 along with gains and losses determined on an individual security basis are as follows:

                                                Gross      Gross
                                              Unrealized Unrealized
                                      Cost      Gains      Losses    Fair Value
                                   ---------- ---------- ----------  ----------
Investment securities held to
 maturity at December 31

2000
 U. S. Government................. $1,773,722 $    8,221 $   (2,670) $1,779,273
 State, county and municipal......      4,139        171         --       4,310
 Other............................        305         --         --         305
                                   ---------- ---------- ----------  ----------
  Total investment securities held
   to maturity.................... $1,778,166 $    8,392 $   (2,670) $1,783,888
                                   ========== ========== ==========  ==========
1999
 U. S. Government................. $1,350,204 $      241 $  (16,931) $1,333,514
 State, county and municipal......      2,812         35         (2)      2,845
 Other............................        305         --         --         305
                                   ---------- ---------- ----------  ----------
  Total investment securities held
   to maturity.................... $1,353,321 $      276 $  (16,933) $1,336,664
                                   ========== ========== ==========  ==========

Investment securities available
 for sale at December 31

2000
 Marketable equity securities..... $   27,611 $    9,660 $       --  $   37,271
 Municipal securities.............      1,264         19         --       1,283
                                   ---------- ---------- ----------  ----------
  Total investment securities
   available for sale............. $   28,875 $    9,679 $       --  $   38,554
                                   ========== ========== ==========  ==========
1999
 Marketable equity securities..... $    7,751 $   10,974 $     (152) $   18,573
                                   ========== ========== ==========  ==========

  The maturities of investment securities held to maturity at December 31 are as follows:

                                           2000                  1999
                                   --------------------- ----------------------
                                      Cost    Fair Value    Cost     Fair Value
                                   ---------- ---------- ----------  ----------
Maturing in:
 One year or less................. $1,451,204 $1,452,990 $1,078,053  $1,068,682
 One through five years...........    316,987    320,733    265,027     257,850
 Five to 10 years.................        460        466        426         428
 Over 10 years....................      9,515      9,699      9,815       9,704
                                   ---------- ---------- ----------  ----------
  Total investment securities held
   to maturity.................... $1,778,166 $1,783,888 $1,353,321  $1,336,664
                                   ========== ========== ==========  ==========

Municipal securities available for sale at December 31, 2000 mature in more than 10 years.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in thousands)

  During 2000, sales of investment securities available for sale resulted in gross realized gains of $1,976. BancShares also realized a loss of $166 resulting from an impaired investment. During 1999, BancShares recognized gross gains of $1,706 on the sale of investment securities available for sale. There were no sales of investment securities during 1998.

  Investment securities having an aggregate carrying value of $1,285,386 at December 31, 2000 and $1,183,749 at December 31, 1999, were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

NOTE C--LOANS

  Loans outstanding at December 31 include the following:

                                                             2000       1999
                                                          ---------- ----------
   Loans secured by real estate:
    Construction and land development.................... $  216,439 $  186,119
    Residential mortgage.................................  1,550,329  1,326,642
    Other real estate mortgage loans.....................  3,031,124  2,727,898
                                                          ---------- ----------
       Total loans secured by real estate................  4,797,892  4,240,659
   Commercial and industrial.............................    933,515    985,738
   Consumer..............................................  1,218,134  1,393,227
   Lease financing.......................................    134,483    123,908
   All other loans.......................................     25,668      7,507
                                                          ---------- ----------
     Total loans......................................... $7,109,692 $6,751,039
                                                          ========== ==========

  There were no foreign loans outstanding during either period, nor were there any loans to finance highly leveraged transactions. There are no loan concentrations exceeding ten percent of loans outstanding involving multiple borrowers in similar activities or industries at December 31, 2000. Substantially all loans are to customers domiciled within BancShares' principal market areas.

  At December 31, 2000 and 1999, nonperforming loans consisted of nonaccrual loans of $15,933 and $10,720, respectively. Gross interest income on nonperforming loans that would have been recorded had these loans been performing was $1,209, $894, and $1,108, respectively, during 2000, 1999 and 1998. Interest income recognized on nonperforming loans was $587, $287 and $409 during the respective periods. As of December 31, 2000 and 1999, the balance of other real estate acquired through foreclosure was $1,880 and $1,600. Loans transferred to other real estate totaled $3,019, $4,500 and $2,051 during 2000, 1999 and 1998.

  As part of the management of its exposure to changes in interest rates, BancShares sells portions of its originated residential mortgage loan portfolio. Loan sale activity is summarized below:

                                                       2000     1999     1998
                                                     -------- -------- --------
   Loans held for sale at December 31............... $ 19,980 $ 23,253 $ 84,299
   For the year ended December 31:
    Loans sold......................................  250,894  529,155  728,066
    Net gain on sale of loans.......................      484    2,485    6,183

  Until 2000, FCB operated a mortgage servicing operation for its own loans and for loans owned by various investors. During 2000, FCB elected to discontinue the servicing operation. The right to service $1,633,075 of loans owned by others was sold to an independent third party, while a separate servicer was retained to service BancShares' residential mortgage loans. BancShares received $26,513 from the sale of its mortgage servicing rights and recognized a gain of $20,187.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in thousands)
  The changes in the carrying values of mortgage servicing rights for 2000, 1999 and 1998 is summarized in the following table:

                                                            2000   1999   1998
                                                           ------ ------ ------
   Balance at beginning of year........................... $6,832 $4,405 $2,527
   Amounts capitalized during year........................    180  3,700  2,599
   Amounts amortized during year..........................    686  1,273    721
   Amounts sold during the year...........................  6,326     --     --
                                                           ------ ------ ------
   Balance at end of year................................. $   -- $6,832 $4,405
                                                           ====== ====== ======

  The carrying value of loans serviced for others was $1,646,876 and $1,366,416 as of December 31, 1999 and 1998, respectively.

NOTE D--RESERVE FOR LOAN LOSSES

  Activity in the reserve for loan losses is summarized as follows:

                                                     2000      1999      1998
                                                   --------  --------  --------
   Balance at the beginning of year............... $ 98,690  $ 96,115  $ 84,360
   Provision for loan losses......................   15,488    11,672    19,879
   Loans charged off..............................  (15,906)  (13,687)  (14,067)
   Loans recovered................................    4,383     4,590     5,943
                                                   --------  --------  --------
   Net charge-offs................................  (11,523)   (9,097)   (8,124)
                                                   --------  --------  --------
   Balance at the end of year..................... $102,655  $ 98,690  $ 96,115
                                                   ========  ========  ========

  At December 31, 2000 and 1999, impaired loans totaled $6,592 and $5,696, respectively, all of which were classified as nonaccrual. Total reserves of $1,496 and $1,107 have been established for impaired loans outstanding as December 31, 2000 and 1999, respectively. The average recorded investment in impaired loans during the years ended December 31, 2000, 1999 and 1998, was $5,710, $6,229 and $7,580, respectively. For the years ended December 31, 2000, 1999 and 1998, BancShares recognized cash basis interest income on those impaired loans of $301, $143 and $194, respectively.

NOTE E--PREMISES AND EQUIPMENT

  Major classifications of premises and equipment at December 31 are summarized as follows:

                                                                2000     1999
                                                              -------- --------
   Land...................................................... $106,175 $ 93,954
   Premises and leasehold improvements.......................  313,529  251,904
   Furniture and equipment...................................  215,638  218,094
                                                              -------- --------
    Total....................................................  635,342  563,952
   Less accumulated depreciation and amortization............  190,611  166,555
                                                              -------- --------
    Net book value........................................... $444,731 $397,397
                                                              ======== ========

  There were no premises pledged to secure borrowings at December 31, 2000. Premises with a book value of $922 at December 31, 1999, were pledged to secure mortgage notes payable.

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

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in thousands)

  Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2000:

      Year Ending December 31:
      2001............................................................. $10,801
      2002.............................................................   8,260
      2003.............................................................   6,547
      2004.............................................................   5,033
      2005.............................................................   3,426
      Thereafter.......................................................  50,270
                                                                        -------
        Total minimum payments......................................... $84,337
                                                                        =======

  Total rent expense for all operating leases amounted to $14,897 in 2000, $13,946 in 1999 and $13,687 in 1998.

NOTE F--DEPOSITS

  Deposits at December 31 are summarized as follows:

                                                              2000       1999
                                                           ---------- ----------
   Demand................................................. $1,373,880 $1,343,353
   Checking with interest.................................  1,140,472  1,103,298
   Money market accounts..................................  1,621,193  1,495,007
   Savings................................................    600,671    650,671
   Time...................................................  4,235,652  3,581,269
                                                           ---------- ----------
     Total deposits....................................... $8,971,868 $8,173,598
                                                           ========== ==========

  Total time deposits with a minimum denomination of $100 were $888,541 and $725,646 at December 31, 2000 and 1999, respectively.

  At December 31, 2000, the scheduled maturities of time deposits were:

      2001........................................................... $3,355,973
      2002...........................................................    492,905
      2003...........................................................    210,847
      2004...........................................................     55,971
      2005...........................................................    119,682
      Thereafter.....................................................        274
                                                                      ----------
        Total time deposits.......................................... $4,235,652
                                                                      ==========

NOTE G--SHORT-TERM BORROWINGS

  Short-term borrowings at December 31 are as follows:

                                                                2000     1999
                                                              -------- --------
   Master notes.............................................. $322,944 $326,984
   Repurchase agreements.....................................  181,404  125,832
   Federal funds purchased...................................   71,825   53,195
   Other.....................................................   56,199   62,290
                                                              -------- --------
     Total short-term borrowings............................. $632,372 $568,301
                                                              ======== ========

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in thousands)

  At December 31, 2000, BancShares and its subsidiaries had unused credit lines allowing access of up to $560,000 on an unsecured basis. These included overnight borrowings and short-term borrowings under a credit facility that expires on November 6, 2001. Additionally, under various borrowing arrangements with the Federal Reserve and the Federal Home Loan Bank of Atlanta, BancShares and its subsidiaries have access, on a secured basis, to additional borrowings as needed.

NOTE H--LONG-TERM OBLIGATIONS

  Long-term obligations at December 31 include:

                                                                2000     1999
                                                              -------- --------
   Trust preferred capital securities at 8.05 percent matur-
    ing March 5, 2028.......................................  $150,000 $150,000
   Unsecured fixed rate notes payable:
     7.25 percent maturing February 23, 2001................        --    1,284
     8.00 percent maturing February 23, 2005................     2,178    2,178
     7.50 percent note due in annual installments maturing
      September 1, 2005.....................................     1,200       --
     6.75 percent note due in annual installments maturing
      September 1, 2003.....................................       755    1,006
   Unsecured variable rate note at 6.51 percent payable in
    quarterly installments..................................        --      564
   Mortgage notes payable at 8.00 percent, secured by prem-
    ises....................................................        --      410
   Other....................................................       199      241
                                                              -------- --------
     Total long-term obligations............................  $154,332 $155,683
                                                              ======== ========

  The trust preferred capital securities were issued by a wholly-owned subsidiary of BancShares, and BancShares has guaranteed the repayment of those securities. The proceeds from the issuance of the trust preferred capital securities were invested in BancShares and that investment became the sole asset of the trust. BancShares then made a capital infusion into FCB. The trust preferred capital securities qualify as Tier 1 capital for regulatory capital adequacy requirements for BancShares and FCB. BancShares may redeem the trust preferred capital securities in whole or in part after March 1, 2008.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in thousands)

  Long-term obligations maturing in each of the five years subsequent to December 31, 2000 include:

      2001............................................................. $    252
      2002.............................................................      552
      2003.............................................................      552
      2004.............................................................      300
      2005.............................................................    2,478
      Thereafter.......................................................  150,198
                                                                        --------
                                                                        $154,332
                                                                        ========

NOTE I--COMMON STOCK

  On October 23, 2000 the Board of Directors of BancShares authorized the purchase in the open market or in private transactions of up to 300,000 shares of its outstanding Class A common stock and up to 100,000 shares of its outstanding Class B common stock. The authorization is effective for a period of 12 months. During 1999 and 1998, the Board of Directors of BancShares had made similar authorizations to repurchase shares of BancShares stock.

  The following table provides information related to shares purchased pursuant to authorizations for the years ended December 31:

                                                           2000   1999   1998
                                                          ------ ------ -------
   Class A
     Number of shares purchased.......................... 76,585 10,075 726,400
     Cash disbursed...................................... $4,730 $  706 $71,068
   Class B
     Number of shares purchased.......................... 10,978     --  33,494
     Cash disbursed...................................... $  776 $   -- $ 3,452

  Stock purchases are retired by a charge to common stock for the par value of the shares retired and to retained earnings for the cost in excess of par value.

NOTE J--ESTIMATED FAIR VALUES

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

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in thousands)

                                            2000                  1999
                                    --------------------- ---------------------
                                     Carrying              Carrying
                                      Value    Fair Value   Value    Fair Value
                                    ---------- ---------- ---------- ----------
   Cash and due from banks........  $  755,930 $  755,930 $  591,605 $  591,605
   Overnight investments..........     431,382    431,382    473,393    473,393
   Investment securities held to
    maturity......................   1,778,166  1,783,888  1,353,321  1,336,664
   Investment securities available
    for sale......................      38,554     38,554     18,573     18,573
   Loans, net of reserve for loan
    losses........................   7,007,037  7,003,208  6,652,349  6,890,653
   Income earned not collected....      62,580     62,580     52,621     52,621
   Deposits.......................   8,971,868  8,983,773  8,173,598  8,181,634
   Short-term borrowings..........     632,372    632,372    568,301    568,301
   Long-term obligations..........     154,332    122,152    155,683    135,222
   Accrued interest payable.......      75,299     75,299     47,830     47,830

  Forward commitments to sell loans as of December 31, 2000, and 1999 had no carrying value and unrealized losses of $185 and $268, respectively. For other off-balance sheet commitments and contingencies, carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares' financial position.

NOTE K--EMPLOYEE BENEFIT PLANS

  Employees who qualify under length of service and other requirements participate in a noncontributory defined benefit pension plan. Under the plan, retirement benefits are based on years of service and average earnings. The policy is to fund the maximum amount that is deductible for federal income tax purposes. No contributions were made during the three-year period ending December 31, 2000. The plan's assets consist primarily of investments in FCB's common trust funds, which include listed common stocks and fixed income securities.

  The following table sets forth the plan's funded status at December 31:

                                                             2000      1999
                                                           --------  --------
   Change in benefit obligation
   Net benefit obligation at beginning of year............ $140,002  $145,797
   Service cost...........................................    5,912     6,131
   Interest cost..........................................   10,890    10,075
   Actuarial (gain) loss..................................    7,904   (15,811)
   Gross benefits paid....................................   (9,329)   (6,190)
                                                           --------  --------
   Net benefit obligation at end of year.................. $155,379  $140,002
                                                           ========  ========
   Change in plan assets
   Fair value of plan assets at beginning of year......... $183,582  $177,601
   Actual return on plan assets...........................    3,030    12,171
   Gross benefits paid....................................   (9,329)   (6,190)
                                                           --------  --------
   Fair value of plan assets at end of year............... $177,283  $183,582
                                                           ========  ========
   Funded status at end of year........................... $ 21,904  $ 43,580
   Unrecognized net actuarial gain........................  (32,738)  (49,833)
   Unrecognized prior service cost........................      737       891
   Unrecognized net transition asset......................   (2,392)   (3,620)
                                                           --------  --------
   Net amount recognized in other liabilities at end of
    year.................................................. $(12,489) $ (8,982)
                                                           ========  ========

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in thousands)

  The net periodic pension cost for the years ended December 31 included the following:

                                                      2000      1999     1998
                                                    --------  --------  -------
   Components of net periodic benefit cost
   Service cost.................................... $  5,912  $  6,131  $ 4,940
   Interest cost...................................   10,890    10,075    9,334
   Expected return on assets.......................  (12,221)  (10,712)  (9,807)
   Amortization of:
    Transition asset...............................   (1,228)   (1,228)  (1,228)
    Prior service cost.............................      154       154      154
                                                    --------  --------  -------
     Total net periodic benefit cost............... $  3,507  $  4,420  $ 3,393
                                                    ========  ========  =======

  Prior service cost is being amortized on a straight-line basis over the estimated average remaining service period of employees. In determining the projected benefit obligation at December 31, 2000, 1999 and 1998, the following assumptions were used:

                                                               2000  1999  1998
                                                               ----  ----  ----
   Weighted average discount rate............................. 7.25% 7.50% 6.75%
   Long-term rate of return on plan assets.................... 8.50  8.50  8.25
   Rate of future compensation increases...................... 4.75  4.75  4.50

  Employees are also eligible to participate in a 401(k) plan after 31 days of service. The 401(k) plan allows associates to defer portions of their salary. Based on the employee's contribution, BancShares will match up to 75% of the employee contribution. BancShares made participating contributions of $5,210, $4,654 and $4,134 during 2000, 1999 and 1998, respectively.

NOTE L--OTHER NONINTEREST EXPENSE

  Other noninterest expense for the years ended December 31 included:

                                                     2000      1999      1998
                                                   --------  --------  --------
   Credit card expense............................ $ 16,870  $ 14,712  $ 12,658
   Telecommunications expense.....................   10,799    10,052     9,046
   Amortization of intangibles....................   10,637    10,963    10,652
   Advertising expense............................    7,277     7,313     5,836
   Postage expense................................    7,062     7,096     6,826
   Consultant expense.............................    5,273     5,840     7,134
   Other..........................................   63,964    60,963    55,950
                                                   --------  --------  --------
     Total other noninterest expense.............. $121,882  $116,939  $108,102
                                                   ========  ========  ========

NOTE M--INCOME TAXES

  At December 31, income tax expense consisted of the following:

                                                     2000      1999      1998
                                                   --------  --------  --------
   Current tax expense
    Federal....................................... $ 55,159  $ 48,261  $ 44,442
    State.........................................    3,274     3,813     1,561
                                                   --------  --------  --------
     Total current tax expense....................   58,433    52,074    46,003
                                                   --------  --------  --------
   Deferred tax expense (benefit)
    Federal.......................................     (153)   (2,754)   (5,252)
    State.........................................      669      (724)   (1,019)
                                                   --------  --------  --------
     Total deferred tax expense (benefit).........      516    (3,478)   (6,271)
                                                   --------  --------  --------
     Total tax expense............................ $ 58,949  $ 48,596  $ 39,732
                                                   ========  ========  ========

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in thousands)

  Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent in each period to pretax income as a result of the following:

                                                      2000     1999     1998
                                                     -------  -------  -------
   Income at statutory rates........................ $55,041  $45,639  $38,759
   Increase (reduction) in income taxes resulting
    from:
    Amortization of goodwill........................   1,979    2,096    2,082
    Nontaxable income on loans and investments, net
     of nondeductible expenses......................  (1,174)  (1,276)  (1,346)
    State and local income taxes, including change
     in valuation allowance, net of federal income
     tax benefit....................................   2,563    2,008      352
    Other, net......................................     540      129     (115)
                                                     -------  -------  -------
     Total tax expense.............................. $58,949  $48,596  $39,732
                                                     =======  =======  =======

  The net deferred tax asset included the following components at December 31:

                                                                 2000    1999
                                                                ------- -------
   Reserve for loan losses..................................... $39,085 $38,757
   Deferred compensation.......................................   5,373   5,333
   Net pension liability.......................................   4,830   3,550
   Other.......................................................   3,141   2,973
                                                                ------- -------
     Gross deferred tax asset..................................  52,429  50,613
   Less valuation allowance....................................   1,974   2,606
                                                                ------- -------
     Deferred tax asset........................................  50,455  48,007
                                                                ------- -------
   Accelerated depreciation....................................   5,132   5,200
   Lease financing activities..................................   8,307   5,777
   Unrealized gain on marketable equity securities.............   3,387   4,242
   Net deferred loan fees and costs............................   3,204   2,295
   Other.......................................................   1,307   1,500
                                                                ------- -------
     Deferred tax liability....................................  21,337  19,014
                                                                ------- -------
     Net deferred tax asset.................................... $29,118 $28,993
                                                                ======= =======

  The valuation allowance of $1,974 and $2,606 at December 31, 2000 and 1999, respectively, is the amount necessary to reduce BancShares' gross state deferred tax asset to the amount which is more likely than not to be realized.

NOTE N--RELATED PARTY TRANSACTIONS

  BancShares, FCB and ASB have had, and expect to have in the future, banking transactions in the ordinary course of business with several directors, officers and their associates ("Related Parties"), on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Those transactions neither involve more than the normal risk of collectibility nor present any unfavorable features.

  An analysis of changes in the aggregate amounts of loans to Related Parties for the year ended December 31, 2000 is as follows:

      Balance at beginning of year..................................... $28,805
      New loans........................................................   5,925
      Repayments.......................................................  (9,959)
                                                                        -------
      Balance at end of year........................................... $24,771
                                                                        =======

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in thousands)

  BancShares provides certain processing and operational services to other financial institutions. Certain of these institutions are deemed to be Related Parties since significant shareholders of BancShares are also deemed to be significant shareholders of the other banks. During 2000, 1999 and 1998, BancShares received $14,353, $12,723 and $12,012, respectively, for services rendered to these Related Parties, substantially all of which is included in fees from processing services and relates to data processing services.

  During 2000, 1999 and 1998, BancShares sold several of its branch offices to Related Parties. Income from sale of branches includes gains of $4,085, $4,432 and $3,067 earned on the sale of these branches.

  Investment securities available for sale includes investments in certain Related Parties. For 2000, these investments had a carrying value of $8,254 and a cost of $508. For 1999, these investments had a carrying value of $10,624 and a cost of $680.

NOTE O--ACQUISITIONS AND DIVESTITURES

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

  The following table provides information regarding the acquisitions and divestitures of branches that have been consummated during the three-year period ended December 31, 2000:

      Year             Transaction            Assets/1/  Deposits   Intangible
      ----   -------------------------------- ---------  ---------  ----------
      2000   Purchase of six branches by FCB  $ 15,726   $ 143,078   $18,138
      2000   Sale of four branches by FCB/2/   (94,773)    (91,810)   (3,780)
      1999   Purchase of five branches by ASB      289      27,506       981
      1999   Sale of eight branches by FCB/2/  (41,523)   (123,048)   (1,004)
      1998   Purchase of 18 branches by FCB     13,112     320,408    34,897
      1998   Sale of five branches by FCB/2/   (37,436)   (138,390)   (6,276)

     -------
     /1/Excludes the transfer of cash
     /2/Sale of certain offices was made to related parties; see Note N

NOTE P--REGULATORY REQUIREMENTS

  Various regulatory agencies have implemented guidelines that evaluate capital based on risk adjusted assets. An additional capital computation evaluates tangible capital based on tangible assets. Minimum capital requirements set forth by the regulators require a Tier 1 capital ratio of no less than 4 percent, a total capital ratio of no less than 8 percent of risk adjusted assets, and a leverage capital ratio of no less than 4 percent of tangible assets. To meet the FDIC's well capitalized standards, the Tier 1 and total capital ratios must be at least 6 percent and 10 percent, respectively. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements.

  Based on the most recent notifications from its regulators, FCB and ASB are well capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2000, BancShares, FCB and ASB met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect FCB's and ASB's well capitalized status.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in thousands)

  Following is an analysis of FCB and ASB capital ratios as of December 31, 2000 and 1999.

                                                                         Requirement for
                                      FCB                   ASB               Well-
                             ----------------------  ------------------    capitalized
                                2000        1999       2000      1999        Status
                             ----------  ----------  --------  --------  ---------------
   Risk-based capital:
   Tier 1 capital..........  $  782,658  $  733,212  $ 66,683  $ 51,788
   Total capital...........     857,632     813,424    71,156    54,891
   Risk-adjusted assets....   6,835,098   7,265,921   459,998   327,218
   Quarterly average
    tangible assets........   9,560,837   9,046,638        --        --
   Adjusted total assets...          --          --   677,358   468,095
   Tier 1 capital ratio....       11.45%      10.09%    14.50%    15.83%       6.00%
   Total capital ratio.....       12.55       11.20     15.47     16.78       10.00
   Leverage capital ratio..        8.19        8.10      9.84     11.06        5.00

  The Board of Directors of FCB may declare a dividend on a portion of its undivided profits as it may deem appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, without prior regulatory approval. As of December 31, 2000, this amount was $555,167. Dividends declared by FCB amounted to $50,037 in 2000, $48,485 in 1999 and $68,606 in 1998.

  BancShares and its banking subsidiaries are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations require the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of its vault cash. For 2000, the requirement was $126,032 for FCB and $589 for ASB. Both obligations were fully satisfied by vault cash balances.

NOTE Q--COMMITMENTS AND CONTINGENCIES

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

  Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit-risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment. At December 31, 2000 and 1999, BancShares had unused commitments totaling $3,158,561 and $2,820,530 respectively.

  Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, BancShares' credit policies also govern the issuance of standby letters of credit. At December 31, 2000 and 1999, BancShares had standby letters of credit amounting to $18,744 and $27,129, respectively.

  Management has elected to enter into forward commitments to sell loans as protection against fluctuations in market rates for the commitments to originate residential mortgage loans. These forward commitments, which totaled $40,000 and $23,000 at December 31, 2000 and 1999, respectively, were at fixed prices and were scheduled to settle within 60 days of that date. At December 31, 2000 and 1999, these forward commitments had no carrying value and unrealized losses of $185 and $268 respectively. These amounts are included with the carrying value of loans held for sale and commitments to originate mortgage loans when determining whether a valuation allowance is required to reduce the loans and commitments to the lower of cost or fair value.

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

NOTE R--FIRST CITIZENS BANCSHARES, INC. (PARENT COMPANY)

  First Citizens BancShares, Inc.'s principal assets are its investments in and receivables from its subsidiaries. Its sources of income are dividends and interest income. The Parent Company's condensed balance sheets as of December 31, 2000 and 1999, and the related condensed statements of income and cash flows for the years ended December 31, 2000, 1999 and 1998 are as follows:

CONDENSED BALANCE SHEETS

                                                               December 31
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
                                                               (thousands)
   Assets
   Cash.................................................. $    4,952 $    2,906
   Investment securities held to maturity................    160,000     50,000
   Investment securities available for sale..............     14,266     15,751
   Investment in subsidiaries............................    935,376    846,529
   Due from subsidiaries.................................    160,236    275,841
   Other assets..........................................     51,772     56,362
                                                          ---------- ----------
     Total assets........................................ $1,326,602 $1,247,389
                                                          ========== ==========
   Liabilities and Shareholders' Equity
   Short-term borrowings................................. $  357,944 $  356,984
   Long-term obligations.................................    154,640    154,640
   Other liabilities.....................................      3,290      7,008
   Shareholders' equity..................................    810,728    728,757
                                                          ---------- ----------
     Total liabilities and shareholders' equity.......... $1,326,602 $1,247,389
                                                          ========== ==========

CONDENSED STATEMENTS OF INCOME

                                                    Year Ended December 31
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
   Interest income...............................  $ 20,030  $ 17,137  $18,015
   Interest expense..............................    31,370    28,035   27,521
                                                   --------  --------  -------
   Net interest income (loss)....................   (11,340)  (10,898)  (9,506)
   Dividends from subsidiaries...................    50,037    48,485   68,606
   Other income..................................     1,840     1,814       95
   Other operating expense.......................     6,875     7,346    7,288
                                                   --------  --------  -------
   Income before income tax benefit and equity in
    undistributed net income of subsidiaries.....    33,662    32,055   51,907
   Income tax benefit............................    (3,668)   (3,600)  (3,774)
                                                   --------  --------  -------
   Income before equity in undistributed net
    income of subsidiaries.......................    37,330    35,655   55,681
   Equity in undistributed net income of
    subsidiaries.................................    60,981    46,145   15,328
                                                   --------  --------  -------
     Net income..................................  $ 98,311  $ 81,800  $71,009
                                                   ========  ========  =======

                FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in thousands)

CONDENSED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31
                                              -------------------------------
                                                2000       1999       1998
                                              ---------  ---------  ---------
OPERATING ACTIVITIES
Net income................................... $  98,311  $  81,800  $  71,009
Adjustments
 Undistributed net income of subsidiaries....   (60,981)   (46,145)   (15,328)
 Net amortization of premiums and discounts..      (185)     1,742      2,159
 Securities gains............................    (1,810)    (1,706)        --
 Change in other assets......................     4,590      7,895      4,005
 Change in other liabilities.................    (2,863)   (17,102)    14,447
                                              ---------  ---------  ---------
Net cash provided by operating activities....    37,062     26,484     76,292
                                              ---------  ---------  ---------
INVESTING ACTIVITIES
 Net change in due from subsidiaries.........   115,605   (151,808)   (12,925)
 Purchase of investment securities held to
  maturity...................................  (130,136)   (40,000)   (10,000)
 Maturities of investment securities held to
  maturity...................................    20,136    200,000         --
 Proceeds from sales of investment securities
  available for sale.........................     2,337      7,624         --
 Investment in subsidiaries..................   (27,866)   (15,000)  (154,640)
                                              ---------  ---------  ---------
Net cash used by investing activities........   (19,924)      (816)  (177,565)
                                              ---------  ---------  ---------
FINANCING ACTIVITIES
 Net change in short-term borrowings.........       960    (15,619)    27,074
 Originations of long-term obligations.......        --         --    154,640
 Repurchase of common stock..................    (5,506)      (706)   (74,520)
 Cash dividends paid.........................   (10,546)   (10,619)   (10,661)
                                              ---------  ---------  ---------
Net cash (used) provided by financing
 activities..................................   (15,092)   (26,944)    96,533
                                              ---------  ---------  ---------
Net change in cash...........................     2,046        356     (4,740)
Cash balance at beginning of year............     2,906      2,550      7,290
                                              ---------  ---------  ---------
Cash balance at end of year.................. $   4,952  $   2,906  $   2,550
                                              =========  =========  =========
Cash payments for
 Interest.................................... $  31,006  $  29,159  $  22,768
 Income taxes................................    58,096     56,754     42,802
Supplemental disclosure of noncash investing
 and financing activities:
 Unrealized securities losses................    (1,143)    (3,871)    (1,062)
 Change in obligation to repurchase common
  stock......................................        --         --        624

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 7, 2001                  First Citizens BancShares, Inc.
                                       (Registrant)

                                              /s/ James B. Hyler, Jr.
                                      _________________________________________
                                                  James B. Hyler, Jr.
                                              Vice Chairman and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on March 7, 2001.

                 Signature                               Title                      Date
                 ---------                               -----                      ----
         /s/ Lewis R. Holding               Chairman and Chief Executive       March 7, 2001
___________________________________________  Officer (principal executive
             Lewis R. Holding                officer)

         /s/ Frank B. Holding               Executive Vice Chairman            March 7, 2001
___________________________________________
             Frank B. Holding

        /s/ James B. Hyler, Jr.             Vice Chairman                      March 7, 2001
___________________________________________
            James B. Hyler, Jr.

       /s/ Frank B. Holding, Jr.            President                          March 7, 2001
___________________________________________
           Frank B. Holding, Jr.

         /s/ Kenneth A. Black               Vice President, Treasurer, and     March 7, 2001
___________________________________________  Chief Financial Officer
             Kenneth A. Black                (principal financial and
                                             accounting officer)

      /s/ John M. Alexander, Jr.            Director                           March 7, 2001
___________________________________________
          John M. Alexander, Jr.

        /s/ Carmen Holding Ames             Director                           March 7, 2001
___________________________________________
            Carmen Holding Ames

          /s/ B. Irvin Boyle                Director                           March 7, 2001
___________________________________________
              B. Irvin Boyle

        /s/ George H. Broadrick             Director                           March 7, 2001
___________________________________________
            George H. Broadrick

        /s/ Betty M. Farnsworth             Director                           March 7, 2001
___________________________________________
            Betty M. Farnsworth

        /s/ Lewis M. Fetterman              Director                           March 7, 2001
___________________________________________
            Lewis M. Fetterman

                 Signature                              Title                    Date
                 ---------                              -----                    ----

         /s/ Charles B.C. Holt              Director                        March 7, 2001
___________________________________________
             Charles B.C. Holt

          /s/ Gale D. Johnson               Director                        March 7, 2001
___________________________________________
              Gale D. Johnson

         /s/ Freeman R. Jones               Director                        March 7, 2001
___________________________________________
             Freeman R. Jones

          /s/ Lucius S. Jones               Director                        March 7, 2001
___________________________________________
              Lucius S. Jones

      /s/ Joseph T. Maloney, Jr.            Director                        March 7, 2001
___________________________________________
          Joseph T. Maloney, Jr.

        /s/ J. Claude Mayo, Jr.             Director                        March 7, 2001
___________________________________________
            J. Claude Mayo, Jr.

       /s/ Lewis T. Nunnelee, II            Director                        March 7, 2001
___________________________________________
           Lewis T. Nunnelee, II

          /s/ Talbert O. Shaw               Director                        March 7, 2001
___________________________________________
              Talbert O. Shaw

         /s/ R. C. Soles, Jr.               Director                        March 7, 2001
___________________________________________
             R. C. Soles, Jr.

        /s/ David L. Ward, Jr.              Director                        March 7, 2001
___________________________________________
            David L. Ward, Jr.

                                 EXHIBIT INDEX

  *3.1 Certificate of Incorporation of the Registrant, as amended
   3.2 Bylaws of the Registrant, as amended
  *4.1 Specimen of Registrant's Class A Common Stock certificate
  *4.2 Specimen of Registrant's Class B Common Stock certificate
 *10.1 Employee Death Benefit and Post-Retirement Non-Competition and
       Consultation Agreement, dated January 1, 1986, as amended by the Fourth Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated October 26, 1998, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Lewis
       R. Holding
 *10.2 Employee Death Benefit and Post-Retirement Non-Competition and
       Consultation Agreement, dated January 1, 1986, as amended by the Fourth Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated October 26, 1998, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Frank
       B. Holding
 *10.3 Employee Death Benefit and Post-Retirement Non-Competition and
       Consultation Agreement, dated January 1, 1986, as amended by the Fourth Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated October 26, 1998, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and James
       B. Hyler, Jr.
 *10.4 Employee Death Benefit and Post-Retirement Non-Competition and
       Consultation Agreement, dated January 23, 1996, as amended by the First Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated October 26, 1998, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Frank
       B. Holding, Jr.
 *10.5 Employee Death Benefit and Post-Retirement Noncompetition and
       Consultation Agreement dated January 22, 1996, as amended by the First Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated October 26, 1998, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Joseph A. Cooper, Jr.
 *10.6 Second Death Benefit and Post-Retirement Non-Competition and
       Consultation Agreement dated April 28, 1997, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick
 *10.7 Consulting Agreement dated February 17, 1988, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and George H.
       Broadrick
*10.11 Employment Agreement dated August 4, 1995, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Brent D. Nash *10.12 Retirement Payment Agreement dated August 8, 1991, between Edgecombe
       Homestead Bank, Inc. SSB ("Edgecombe"), and Brent D. Nash, which agreement was ratified by Registrant upon its acquisition of Edgecombe
*10.13 Article IV Section 4.1.d of the Agreement and Plan of Reorganization
       and Merger by and among First Investors Savings Bank, Inc., SSB, First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page II-38 of Registrant's S-4 Registration Statement filed with the SEC on December 19, 1994 (Registration No. 33-84514)
*10.14 Article IV Section 4.1.e of the Agreement and Plan of Reorganization
       and Merger by and among State Bank and First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page I-36 of Registrant's S-4 Registration Statement filed with the SEC on November 16, 1994 (Registration No. 33-86286)
*10.16 Amended and Restated Trust Agreement of FCB/NC Capital Trust I
*10.17 Form of Guarantee Agreement
*10.18 Junior Subordinated Indenture between Registrant and Bankers Trust
       Company, as Debenture Trustee
   22 Subsidiaries of the Registrant
   99 Proxy Statement for Registrant's 2001 Annual Meeting (previously filed)
-------
* Incorporated by reference from a previous filing

           COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO
KENNETH A. BLACK, CHIEF FINANCIAL OFFICER OF FIRST CITIZENS BANCSHARES, INC.