Form 10-Q
period 2001-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2001-05-15
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  March 31, 2001

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

                          Yes    X           No  _____


             Class A Common Stock--$1 Par Value-- 8,813,454 shares Class B Common Stock--$1 Par Value-- 1,697,787 shares
        (Number of shares outstanding, by class, as of May 11, 2001)

                                      INDEX

PART I.   FINANCIAL INFORMATION                                          PAGES

Item 1.   Financial Statements (Unaudited)

          Consolidated  Balance Sheets at March 31, 2001,
          December 31, 2000,and March 31, 2000                              5


          Consolidated Statements of Income for the three
          periods ended March 31, 2001, and March 31, 2000                  6



          Consolidated  Statements  of Changes in  Shareholders'  Equity
          for the three-month  periods ended March 31, 2001, and
          March 31, 2000                                                    7

          Consolidated Statements of Cash Flows for the three-month
          periods ended March 31, 2001, and March 31, 2000                  8


          Note to Consolidated Financial Statements                         9


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           16-21

Item 3.   Market Risk Disclosure                                           10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b) Reports on Form 8-K. During the quarter ended March 31, 2001, Registrant filed one Current Report on Form 8-K filing a press release that was issued addressing merger speculation. The Form 8-K was filed on March 1, 2001.




                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  May 11, 2001                            By:/s/Kenneth A. Black
                                                   Kenneth A. Black
                                                   Vice President, Treasurer,
                                                   and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Third Quarter  2001


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries
                                                                         March 31*        December 31#           March 31*
(thousands, except share data)                                                2001                2000                2000
----------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                  $ 690,080           $ 755,930           $ 446,995
Overnight investments                                                      876,925             431,382             521,441
Investment securities held to maturity                                   1,821,648           1,778,166           1,530,632
Investment securities available for sale                                    47,238              38,554              16,582
Loans                                                                    7,124,535           7,109,692           6,828,095
Less reserve for loan losses                                               103,825             102,655              99,590
------------------------------------------------------------------------------------------------------------------------------
    Net loans                                                            7,020,710           7,007,037           6,728,505
Premises and equipment                                                     453,793             444,731             406,731
Income earned not collected                                                 60,134              62,580              51,548
Other assets                                                               175,389             173,237             178,298
------------------------------------------------------------------------------------------------------------------------------
    Total assets                                                      $ 11,145,917        $ 10,691,617          $9,880,732
==============================================================================================================================

Liabilities
Deposits:
    Noninterest-bearing                                                 $1,457,456          $1,373,880          $1,382,750
    Interest-bearing                                                     7,907,900           7,597,988           6,913,100
------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                                       9,365,356           8,971,868           8,295,850
Short-term borrowings                                                      668,209             632,372             587,087
Long-term obligations                                                      154,837             154,332             154,915
Other liabilities                                                          127,380             122,317             101,744
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                   10,315,782           9,880,889           9,139,596

Shareholders' equity
Common stock:
Class A-$1 par value (8,813,454; 8,813,454 and
    8,846,489 shares issued, respectively)                                   8,813               8,813               8,847
Class B-$1 par value (1,700,021; 1,709,382 and
    1,720,360 shares issued, respectively)                                   1,700               1,709               1,720
Surplus                                                                    143,766             143,766             143,766
Retained earnings                                                          669,571             650,148             581,953
Accumulated other comprehensive income                                       6,285               6,292               4,850
------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                             830,135             810,728             741,136
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                        $ 11,145,917        $ 10,691,617          $9,880,732
==============================================================================================================================


* Unaudited
# Derived from the Consolidated Balance Sheets included in the 2000 Annual Report on Form 10-K.
See accompanying Note to Consolidated Financial Statements.



First Citizens BancShares, Inc and Subsidiaries
First Quarter 2001

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries
                                                                      Three Months Ended March 31
(thousands, except per share data, unaudited)                            2001             2000
-----------------------------------------------------------------------------------------------------

Interest income
Loans                                                                     $ 151,022        $ 137,911
Investment securities:
U. S. Government                                                             28,398           20,915
State, county and municipal                                                      71               48
Other                                                                           512              122
-----------------------------------------------------------------------------------------------------
Total investment securities interest income                                  28,981           21,085
Overnight investments                                                         9,023            4,990
-----------------------------------------------------------------------------------------------------
Total interest income                                                       189,026          163,986
Interest expense
Deposits                                                                     85,496           64,800
Short-term borrowings                                                         7,776            6,431
Long-term obligations                                                         3,171            3,150
-----------------------------------------------------------------------------------------------------
Total interest expense                                                       96,443           74,381
-----------------------------------------------------------------------------------------------------
Net interest income                                                          92,583           89,605
Provision for loan losses                                                     5,676            3,459
-----------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                          86,907           86,146
Noninterest income
Service charges on deposit accounts                                          15,931           14,060
Credit card income                                                            9,400            7,841
Trust income                                                                  3,893            3,742
Fees from processing services                                                 3,929            3,277
Commission-based income                                                       3,229            2,782
ATM income                                                                    2,637            2,487
Mortgage income                                                               1,278            1,405
Other service charges and fees                                                3,834            3,151
Securities gains                                                              5,451                -
Other                                                                         3,229            2,606
-----------------------------------------------------------------------------------------------------
Total noninterest income                                                     52,811           41,351
Noninterest expense
Salaries and wages                                                           43,834           41,025
Employee benefits                                                             8,940            8,868
Occupancy expense                                                             9,010            8,247
Equipment expense                                                             9,686            9,169
Other                                                                        31,330           28,978
-----------------------------------------------------------------------------------------------------
Total noninterest expense                                                   102,800           96,287
-----------------------------------------------------------------------------------------------------
Income before income taxes                                                   36,918           31,210
Income taxes                                                                 14,059           11,696
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
 Net income                                                                  22,859           19,514
-----------------------------------------------------------------------------------------------------
Other comprehensive loss, net of taxes
Unrealized securities losses arising during period                             (553)          (2,858)
Less: reclassification adjustment for gains included in net income             (546)          (1,128)
-----------------------------------------------------------------------------------------------------
Other comprehensive loss                                                         (7)          (1,730)
-----------------------------------------------------------------------------------------------------
=====================================================================================================
Comprehensive income                                                       $ 22,852         $ 17,784
=====================================================================================================
Average shares outstanding                                               10,521,253       10,592,378
Per Share
Net income                                                                   $ 2.17           $ 1.84
Cash dividends                                                                 0.25             0.25
-----------------------------------------------------------------------------------------------------

See accompanying Note to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2001

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries
                                                                                                          Accumulated
                                                  Class A     Class B                                           Other
                                                   Common      Common                     Retained      Comprehensive         Total
(thousands, except share data, unaudited)           Stock       Stock       Surplus       Earnings             Income        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                       $8,890      $1,720      $143,766       $567,801            $ 6,580      $728,757
Net income                                                                                  19,514                           19,514
Unrealized securities losses, net of
    deferred tax benefit                                                                                       (1,730)       (1,730)
Cash dividends                                                                              (2,653)                          (2,653)
Redemption of 43,550 shares of Class A
    common stock                                      (43)                                  (2,709)                          (2,752)
====================================================================================================================================
Balance at March 31, 2000                          $8,847      $1,720      $143,766       $581,953            $ 4,850      $741,136
====================================================================================================================================
Balance at December 31, 2000                       $8,813      $1,709      $143,766       $650,148            $ 6,292      $810,728
Net income                                                                                  22,859                           22,859
Unrealized securities losses, net of
      deferred tax benefit                                                                                         (7)           (7)
Cash dividends                                                                              (2,628)                          (2,628)
Redemption of 9,361 shares of Class B
    common stock                                                   (9)                        (808)                            (817)
====================================================================================================================================
Balance at March 31, 2001                          $8,813      $1,700      $143,766       $669,571            $ 6,285      $830,135
====================================================================================================================================

See accompanying Note to Consolidated Financial Statements


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2001

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries
                                                                                                Three months ended March 31
                                                                                            ------------------------------------

                                                                                                         2001              2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (thousands, unaudited)
OPERATING ACTIVITIES
Net income                                                                                            $22,859           $19,514
Adjustments to reconcile net income to cash
   provided  by operating activities:
  Amortization of intangibles                                                                           2,865             2,951
  Provision for loan losses                                                                             5,676             3,459
  Deferred tax expense (benefit)                                                                        2,235            (1,505)
  Change in current taxes payable                                                                      15,787            11,944
  Depreciation                                                                                          7,941             7,377
  Change in accrued interest payable                                                                  (12,680)           (4,368)
  Change in income earned not collected                                                                 2,446             1,073
  Securities gains                                                                                     (5,451)                -
  Origination of loans held for sale                                                                 (102,161)          (41,216)
  Proceeds from sale of loans held for sale                                                            77,368            47,072
  Loss on loans held for sale                                                                               2                10
  Net amortization (accretion) of premiums and discounts                                                 (151)            1,113
  Net change in other assets                                                                           (3,907)             (776)
  Net change in other liabilities                                                                       1,956             3,408
 -------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                              14,785            50,056
--------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net change in loans outstanding                                                                      16,623           (85,481)
  Purchases of investment securities held to maturity                                                (409,041)         (493,060)
  Purchases of investment securities available for sale                                                (2,680)             (867)
  Proceeds from maturities of investment securities held to maturity                                  365,710           314,636
  Net change in overnight investments                                                                (445,543)          (48,048)
  Dispositions of premises and equipment                                                                2,007               990
  Additions to premises and equipment                                                                 (18,183)          (17,701)
  Purchase and sale of branches, net of cash transferred                                               28,552                 -
---------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                                (462,555)         (329,531)
---------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net change in time deposits                                                                         156,458            64,806
  Net change in demand and other interest-bearing deposits                                            192,565            57,446
  Net change in short-term borrowings                                                                  35,820            18,018
  Originations of long-term obligations                                                                   522                 -
  Repurchases of common stock                                                                            (817)           (2,752)
  Cash dividends paid                                                                                  (2,628)           (2,653)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                             381,920           134,865
--------------------------------------------------------------------------------------------------------------------------------
Change in cash and due from banks                                                                     (65,850)         (144,610)
Cash and due from banks at beginning of period                                                        755,930           591,605
================================================================================================================================
Cash and due from banks at end of period                                                             $690,080          $446,995
================================================================================================================================
CASH PAYMENTS FOR:
  Interest                                                                                           $109,123           $78,749
  Income taxes                                                                                             74             7,587
--------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized securities losses                                                                           (553)           (2,858)
--------------------------------------------------------------------------------------------------------------------------------
See accompanying Note to Consolidated Financial Statements.



First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2001

Note to Consolidated Financial Statements
First Citizens BancShares, Inc. and Subsidiaries



--------------------------------------------------------------------------------
Note A
Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete statements.
     In the opinion of management, the consolidated statements contain all material adjustments necessary to present fairly the financial position of First Citizens BancShares, Inc. as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
     These financial statements should be read in conjunction with the financial statements and notes included in the 2000 First Citizens BancShares, Inc. Annual Report, which is incorporated by reference on Form 10-K. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2001. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. BancShares adopted the provisions of Statement 133 on January 1, 2001, but, as a result of BancShares' limited use of derivative instruments, the adoption of Statement 133 did not have a material impact on its consolidated financial statements.



First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2001

 Financial Summary
                                                                                                        Table 1
                                                 2001                                  2000
                                                First          Fourth         Third        Second         First
(thousands, except per share data and ratios) Quarter         Quarter       Quarter       Quarter       Quarter
----------------------------------------------------------------------------------------------------------------

Summary of Operations
Interest income                              $189,026        $189,328      $182,966      $171,890      $163,986
Interest expense                               96,443          96,754        91,509        80,184        74,381
----------------------------------------------------------------------------------------------------------------
Net interest income                            92,583          92,574        91,457        91,706        89,605
Provision for loan losses                       5,676           4,857         4,197         2,975         3,459
----------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for loan losses                            86,907          87,717        87,260        88,731        86,146
Noninterest income                             52,811          49,384        67,358        44,097        41,351
Noninterest expense                           102,800          99,287       101,257        97,953        96,287
----------------------------------------------------------------------------------------------------------------
Income before income taxes                     36,918          37,814        53,361        34,875        31,210
Income taxes                                   14,059          13,826        20,006        13,421        11,696
----------------------------------------------------------------------------------------------------------------
Net income                                    $22,859         $23,988       $33,355       $21,454       $19,514
================================================================================================================
Net interest income-taxable equivalent        $93,091         $93,240       $92,162       $92,414       $90,374
----------------------------------------------------------------------------------------------------------------
Selected Quarterly Averages
Total assets                              $10,785,178    $10,420,204    $10,167,665    $9,772,765    $9,658,251
Investment securities                       1,854,401       1,747,536     1,633,653     1,594,291     1,497,278
Loans                                       7,101,238       7,077,991     7,036,622     6,917,041     6,789,203
Interest-earning assets                     9,616,497       9,335,530     9,142,585     8,788,776     8,667,039
Deposits                                    9,037,155       8,693,634     8,524,930     8,211,252     8,128,968
Interest-bearing liabilities                8,470,303       8,126,969     7,886,410     7,560,267     7,512,781
Long-term obligations                         154,639         154,609       154,979       153,773       155,171
Shareholders' equity                         $819,289        $799,234      $770,418      $748,648      $734,777
Shares outstanding                         10,521,253      10,528,680    10,534,049    10,551,766    10,592,378
----------------------------------------------------------------------------------------------------------------
Selected Quarter-End Balances
Total assets                              $11,145,917    $10,691,617    $10,361,296    $9,943,877    $9,880,732
Investment securities                       1,868,886       1,816,720     1,730,439     1,543,033     1,547,214
Loans                                       7,124,535       7,109,692     7,097,773     7,006,824     6,828,095
Interest-earning assets                     9,870,346       9,357,794     9,278,658     8,871,522     8,896,750
Deposits                                    9,365,356       8,971,868     8,668,642     8,366,364     8,295,850
Interest-bearing liabilities                8,730,946       8,384,692     8,068,241     7,626,805     7,655,102
Long-term obligations                         154,836         154,332       154,687       153,761       154,915
Shareholders' equity                         $830,135        $810,728      $789,341      $758,985      $741,136
Shares outstanding                         10,513,475      10,522,836    10,533,814    10,534,614    10,566,849
----------------------------------------------------------------------------------------------------------------
Profitability Ratios (averages)
Rate of return (annualized) on:
   Total assets                                  0.86 %          0.92 %        1.31 %        0.88 %        0.81 %
   Shareholders' equity                         11.32           11.94         17.22         11.53         10.68
Dividend payout ratio                           11.52           10.96          7.89         12.32         13.59
----------------------------------------------------------------------------------------------------------------
Liquidity and Capital Ratios (averages)
Loans to deposits                               78.58  %        81.42 %       82.54 %       84.24 %       83.52 %
Shareholders' equity to total assets             7.60            7.67          7.58          7.66          7.61
Time certificates of $100,000 or more to
   total deposits                               10.36            9.92          9.54          9.27          9.01
-------------------------------------------------------------------------------------------------------------------
Per Share of Stock
Net income                                      $2.17           $2.28         $3.17         $2.03         $1.84
Cash dividends                                   0.25            0.25          0.25          0.25          0.25
Book value at period end                        78.96           77.04         74.93         72.05         70.14
Tangible book value at period end               67.52           65.76         64.77         61.92         59.79
-------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2001

 Outstanding Loans by Type
                                                                                                                       Table 2
                                                       2001                                   2000
                                                      First           Fourth            Third          Second            First
(thousands)                                         Quarter          Quarter          Quarter         Quarter          Quarter
-------------------------------------------------------------------------------------------------------------------------------
Real estate:
Construction and land development                  $237,354         $216,439         $209,592        $200,483         $208,518
  Mortgage:
    1-4 family residential                        1,596,920        1,550,329        1,515,694       1,460,512        1,368,732
    Commercial                                    1,997,798        1,993,067        1,980,802       1,934,302        1,866,544
    Equity Line                                     862,231          851,810          838,198         813,908          776,164
    Other                                           186,740          186,247          201,107         204,962          184,397
Commercial and industrial                           943,722          933,515          942,507         946,067          950,445
Consumer                                          1,140,407        1,218,134        1,248,793       1,297,982        1,340,671
Lease financing                                     134,352          134,483          134,655         131,579          127,822
Other                                                25,011           25,668           26,425          17,029            4,802
-------------------------------------------------------------------------------------------------------------------------------
    Total loans                                   7,124,535        7,109,692        7,097,773       7,006,824        6,828,095
Less reserve for loan losses                        103,825          102,655          101,565         100,515           99,590
-------------------------------------------------------------------------------------------------------------------------------
     Net loans                                   $7,020,710       $7,007,037       $6,996,208      $6,906,309       $6,728,505
-------------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2001

Investment Securities
                                                                                                                         Table 3
                                                         March 31, 2001                                 March 31, 2000
                                                              Average     Taxable                            Average     Taxable
                                            Book        Fair  Maturity  Equivalent         Book        Fair  Maturity  Equivalent
(thousands)                                Value       Value (Yrs./Mos.)    Yield         Value       Value (Yrs./Mos.)    Yield
---------------------------------------------------------------------------------------------------------------------------------
U. S. Government:
  Within one year                     $1,506,877  $1,518,839    0/6          6.18%   $1,200,835  $1,184,701    0/7          5.63%
  One to five years                      303,006     307,373    1/4          5.76       315,939     310,768    1/11         6.60
  Five to ten years                          199         207    8/3          8.04           309         310    8/7          8.11
  Over 10 years                            7,331       7,448    25/8         7.30         9,026       8,831    26/7         7.33
------------------------------------------------------------------------------------------------------------------------------------
Total                                  1,817,413   1,833,867    0/8          6.11     1,526,109   1,504,610    0/10         5.84
State, county and municipal:
  Within one year                            650         653    0/3          7.41           900         904    0/6          7.28
  One to five years                        1,607       1,664    2/4          6.68         1,761       1,777    1/2          7.27
  Five to ten years                          142         151    8/1          5.88            -          -           -         -
  Over ten years                           1,541       1,712   15/3          5.85         1,557       1,586   18/0          8.59
------------------------------------------------------------------------------------------------------------------------------------
Total                                      3,940       4,029    9/11         6.30         4,218       4,267    7/7          7.76
Other:
  Within one year                             10          10    0/9          5.36            10          10    0/4          5.24
  One to five years                           35          35    1/4          6.96            45          45    2/2          5.47
  Five to ten years                          250         250    7/4          4.50           250         250    8/4          2.25
------------------------------------------------------------------------------------------------------------------------------------
Total                                        295         295    5/0          4.96           305         305    5/6          4.95
------------------------------------------------------------------------------------------------------------------------------------
Total securities held to maturity      1,821,648   1,838,191    0/10         6.11%    1,530,632   1,509,182    1/0          5.85%
Marketable equity securities              36,855      47,238                              8,619      16,582
====================================================================================================================================
Total investment securities           $1,858,503  $1,885,429                         $1,539,251  $1,525,764
====================================================================================================================================



First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2001

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - First Quarter
                                                                                                                  Table 4
                                                     2001                          2000         Increase (decrease) due to:
                                                 Interest                      Interest
                                        Average    Income Yield       Average    Income Yield              Yield
(thousands)                             Balance   Expense /Rate       Balance   Expense /Rate     Volume   /Rate    Total
--------------------------------------------------------------------------------------------------------------------------
Assets:
Total loans                          $7,101,238  $151,489  8.64 %  $6,789,203  $138,653 8.20 %   $13,161  $2,260  $15,421
Investment securities:
  U. S. Government                    1,811,204    28,398  6.36     1,474,744    20,915 5.70       4,916   2,567    7,483
  State, county and municipal             5,210       112  8.72         3,615        75 8.34          33       4       37
  Other                                  37,987       512  5.47        18,919       122 2.59         189     201      390
--------------------------------------------------------------------------------------------------------------------------
Total investment securities           1,854,401    29,022  6.35     1,497,278    21,112 5.67       5,138   2,772    7,910
Overnight investments                   660,859     9,023  5.54       380,558     4,990 5.27       3,725     308    4,033
==========================================================================================================================
Total interest-earning assets        $9,616,498  $189,534  7.99 %  $8,667,039  $164,755 7.63 %   $22,024  $5,340  $27,364
==========================================================================================================================

Liabilities:
Deposits:
  Checking with Interest             $1,096,526   $ 1,920  0.71 %  $1,065,212   $ 1,552 0.59 %      $ 48   $ 320    $ 368
  Savings                               601,946     1,985  1.34       654,292     2,529 1.55        (202)   (342)    (544)
  Money market accounts               1,643,742    16,958  4.18     1,495,715    14,436 3.88       1,417   1,105    2,522
  Time deposits                       4,329,409    64,633  6.05     3,602,133    46,283 5.17       9,909   8,441   18,350
--------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits       7,671,623    85,496  4.52     6,817,352    64,800 3.82      11,172   9,524   20,696
Federal funds purchased                  74,151     1,003  5.49        33,672       471 5.63         555     (23)     532
Repurchase agreements                   189,556     1,997  4.27       139,543     1,495 4.31         526     (24)     502
Master notes                            325,452     3,961  4.94       306,817     3,518 4.61         202     241      443
Other short-term borrowings              54,885       815  6.02        60,226       947 6.32         (86)    (46)    (132)
Long-term obligations                   154,639     3,171  8.32       155,171     3,150 8.16         (26)     47       21
--------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities   $8,470,306  $ 96,443  4.62 %  $7,512,781  $ 74,381 3.98 %   $12,343  $9,719  $22,062
--------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                       3.37 %                       3.65 %
--------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield on
  interest-earning assets                        $ 93,091  3.93 %              $ 90,374 4.19 %    $9,681 ($4,379)  $5,302
--------------------------------------------------------------------------------------------------------------------------
Average loan balances  include  nonaccrual  loans.  Yields  related to loans and securities exempt from both federal and state income taxes, federal income taxes only,  or state  income  taxes only,  are stated on a  taxable-equivalent  basis assuming a statutory federal income tax rate of 35% for each period, and a state income tax rate of 6.9% for 2001 and 7% for 2000.


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2001

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

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2001

 Summary of Loan Loss Experience and Risk Elements
                                                                                                          Table 5
                                                       2001                                     2000
                                                      First        Fourth        Third        Second        First
(thousands, except ratios)                          Quarter       Quarter      Quarter       Quarter      Quarter
------------------------------------------------------------------------------------------------------------------
Reserve balance at beginning of period             $102,655      $101,565     $100,515       $99,590      $98,690
Provision for loan losses                             5,676         4,857        4,197         2,975        3,459
Net charge-offs:
Charge-offs                                          (5,273)       (5,232)      (3,989)       (3,395)      (3,290)
Recoveries                                              767         1,465          842         1,345          731
---------------------------------------------------------------------------------------------------------------------
Net charge-offs                                      (4,506)       (3,767)      (3,147)       (2,050)      (2,559)
=====================================================================================================================
Reserve balance at end of period                   $103,825      $102,655     $101,565      $100,515      $99,590
=====================================================================================================================
Historical Statistics
Balances
Average total loans                              $7,101,238    $7,077,991   $7,036,622    $6,917,041   $6,789,203
Total loans at period-end                         7,124,535     7,109,692    7,097,773     7,006,824    6,828,095
---------------------------------------------------------------------------------------------------------------------
Risk Elements
Nonaccrual loans                                    $12,830       $15,933      $13,918        $9,910      $10,546
Other real estate acquired through foreclosure        3,082         1,880        2,079         1,249        2,071
---------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                          $15,912       $17,813      $15,997       $11,159      $12,617
---------------------------------------------------------------------------------------------------------------------
Accruing loans 90 days or more past due              $6,413        $6,731       $6,866        $6,051       $5,294
---------------------------------------------------------------------------------------------------------------------
Ratios
Net charge-offs (annualized) to average total loans    0.26  %       0.21  %      0.18  %       0.12  %      0.15  %
Reserve for loan losses to total loans at period-end   1.46          1.44         1.43          1.43         1.46
Nonperforming assets to total loans plus foreclosed
    real estate at period-end                          0.22          0.25         0.23          0.16         0.18
---------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2001

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

SUMMARY
          BancShares realized increased earnings during the first quarter of 2001 compared to the first quarter of 2000. Consolidated net income during the first quarter of 2001 was $22.9 million, compared to $19.5 million earned during the corresponding period of 2000. Net income per share during the first quarter of 2001 totaled $2.17, compared to $1.84 during the first quarter of 2000. Annualized return on average assets was 0.86 percent for the first quarter of 2001 and 0.81 percent for the first quarter of 2000. The higher net income and net income per share resulted from improved net interest income and noninterest income. These improvements were partially offset by higher noninterest expense and provision for loan losses during the first quarter of 2001.
          During the first quarter of 2001, BancShares recognized nonrecurring after-tax securities gains of $3.3 million. These gains were recognized as a result of business combinations involving companies in which BancShares had an equity investment. The securities received in exchange for the acquired entities are valued at their fair values, resulting in gain recognition. The securities gains recognized during the first quarter of 2001 represented $0.31 per share. Adjusting for the nonrecurring gains, net income per share for the first quarter of 2001 was $1.86. Adjusted return on average assets was 0.74 percent, and the adjusted return on average equity was 9.68 percent. There were no nonrecurring items during the first quarter of 2000.
          Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the first three months of 2001 and 2000.

INTEREST-EARNING ASSETS
          At March 31, 2001, interest-earning assets totaled $9.87 billion, an increase of $973.6 million or 10.9 percent from March 31, 2000. This increase results from growth in overnight investments, investment securities and the loan portfolio.
          Loans. At March 31, 2001 and 2000, gross loans totaled $7.12 billion and $6.83 billion, respectively. As of December 31, 2000, gross loans were $7.11 billion. The $296.4 million growth in loans from March 31, 2000 to March 31, 2001 results from growth within BancShares' commercial and small business loans. This growth has resulted from customer demand and BancShares' continued focus on these products during this period.
          During the first quarter of 2001, loan demand among residential mortgage loans has surged due to interest rate reductions. As much of BancShares' residential mortgage loan production is immediately sold into the secondary market, this loan demand does not generate growth in loans outstanding. When combined with more modest demand for other loan products, loans outstanding have been essentially unchanged from December 31, 2000 to March 31, 2001.
          During the first quarter of 2001, loans averaged $7.10 billion, an increase of $312.0 million or 4.6 percent from the comparable period of 2000. Demand among commercial, business, and EquityLine customers and BancShare'ability to offer desirable products through accessible delivery networks fueled the strong growth in loans. Commercial loans, which averaged $2.62 billion during the first quarter of 2001, increased $118.6 million or 4.7 percent over the first quarter of 2000. Business loans, which averaged $830.2 million during the first quarter of 2001, increased $153.4 million over the first quarter of 2000. EquityLine loans averaged $860.5 million during the first three months of 2001, compared to $765.1 million during the same period in 2000. This represents an increase of $95.3 million, or 12.5 percent, over the first three months of 2000 as consumers continue to demand the flexibility offered by lines of credit secured by home equity.
          Management anticipates modest growth among commercial-purpose loans during 2001. Management projects retail loans will experience further run-off during 2001 due to reductions in automobile loans originated through FCB's sales finance network. Growth projections are largely dependent on interest rate movements, as further easing of interest rates will stimulate retail and commercial loan growth.
          Investment securities. At March 31, 2001 and 2000, the investment portfolio totaled $1.87 billion and $1.55 billion, respectively. At December 31, 2000, the investment portfolio was $1.82 billion. The $321.7 million, or 20.8 percent increase in investment securities results from securities purchases made as a result of renewed deposit growth during late 2000 and the first quarter of 2001. All securities that are classified as held-to-maturity reflect BancShares' ability and positive intent to hold those investments until maturity. Available-for-sale securities are reported at their aggregate fair value. Table 3 presents detailed information relating to the investment securities portfolio.
          Overnight investments. Overnight investments averaged $660.9 million during the first quarter of 2001, an increase of $280.3 million or 73.7 percent from the first quarter of 2000. This growth resulted from strong deposit growth. Income on Interest-Earning Assets. Interest income amounted to $189.0 million during the first quarter of 2001, a 15.3 percent increase over the first quarter of 2000. Growth among interest-earning assets and improved yields contributed to higher interest income in the first quarter of 2001 when compared to the same period of 2000.
          The taxable-equivalent yield on interest-earning assets for the first quarter of 2001 was 7.99 percent, compared to 7.63 percent for the corresponding period of 2000.
          Loan interest income for the first quarter of 2001 was $151.0 million, an increase of $13.1 million or 9.5 percent from the first quarter of 2000, the combined result of volume growth and improved yields. The taxable-equivalent yield on the loan portfolio was 8.64 percent during the first quarter of 2001, compared to 8.20 percent during the same period of 2000. The higher loan yields resulted from market-driven rate movements and a lower percentage of the loan portfolio in lower-yielding loans.
          Income earned on the investment securities portfolio amounted to $29.0 million during the first quarter of 2001 and $21.1 million during the same period of 2000, an increase of $7.9 million or 37.5 percent. This increase is the result of a $357.1 million increase in the average securities portfolio and a 68 basis point yield increase. The increase in the average securities portfolio reflects slower growth in the loan portfolio and stronger growth among deposit liabilities. The investment securities portfolio taxable-equivalent yield increased from 5.67 percent for the quarter ended March 31, 2000, to 6.35 percent for the quarter ended March 31, 2001, the result of increased market rates.
          Interest income from overnight investments increased $4.0 million from the first quarter of 2000 to the same period of 2001, an 80.1 percent increase. This large increase results from higher average invested balances and a 27 basis point yield improvement.
          As a result of reductions in interest rates by the Federal Reserve during 2001, management anticipates the rate of growth in interest income to soften somewhat during the second and third quarters of 2001. However, continued asset growth should allow net interest income to see modest growth in coming quarters.

INTEREST-BEARING LIABILITIES.
          At March 31, 2001 and 2000, interest-bearing liabilities totaled $8.73 billion and $7.66 billion, respectively, compared to $8.38 billion as of December 31, 2000. During the first quarter of 2001, interest-bearing liabilities averaged $8.47 billion, an increase of $957.5 million or 12.7 percent from the first quarter of 2000. This increase primarily resulted from an increase in interest-bearing deposits. Since March 31, 2000, the net impact of all deposit assumptions and divestitures was a net increase of $101.8 million. Deposit liabilities assumed since December 31, 2000 total $50,493. No deposits have been divested during 2001.
          Deposits. At March 31, 2001, total deposits were $9.37 billion, an increase of $1.07 billion or 12.9 percent over March 31, 2000. Compared to the December 31, 2000 balance of $8.97 billion, total deposits have increased $393.5 million.
          Average interest-bearing deposits were $7.67 billion during the first quarter of 2001 compared to $6.82 billion during the first quarter of 2000, an increase of $854.3 million, due primarily to growth among time deposits. Average time deposits increased $727.3 million from the first quarter of 2000 to the first quarter of 2001. Average money market account deposits increased $148.0 million or 9.9 percent for the first quarter of 2000 to the same period of 2001. Management attributes the growth in interest-bearing deposits from the first quarter of 2000 to the first quarter of 2001 to several factors. FCB and ASB have been focusing on deposit gathering and retention to fund the strong loan demand in their fast growing market areas. While these efforts have been successful, some of the deposit growth has resulted from investors seeking the safety of traditional bank deposits in recent quarters as equity markets have been extraordinarily volatile. Although it is unclear how long the economic uncertainty will continue to adversely affect the equity markets, BancShares continues to provide attractive products at reasonable rates to attract and retain core deposit relationships. Time deposits of $100,000 or more averaged 10.04 percent of total deposits during the first quarter of 2001, compared to 9.01 percent during the same period of 2000.
          Borrowed Funds. At March 31, 2001, short-term borrowings totaled $668.2 million compared to $632.4 million at December 31, 2000 and $587.1 million at March 31, 2000. For the quarters ended March 31, 2001 and 2000, short-term borrowings averaged $644.0 million and $540.3 million, respectively. The higher average short-term borrowings is primarily the result of growth among repurchase obligations, which resulted from increased customer demand. Additionally, federal funds purchased were higher due to increased purchases of correspondent banks' excess liquidity.
          Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $96.4 million during the first quarter of 2001, a $22.1 million or 29.7 percent increase from the first quarter of 2000. The higher interest expense was the result of higher average volume and a 64 basis point increase in the aggregate blended rate on interest-bearing liabilities. The rate on these liabilities was 4.62 percent during the first quarter of 2001, compared to 3.98 percent during the first quarter of 2000.

NET INTEREST INCOME
          Net interest income totaled $92.6 million during the first quarter of 2001, an increase of 3.3 percent from the first quarter of 2000. The improvement in net interest income results from balance sheet growth.
          The impact of the growth among interest-earning assets was greater than the cost resulting from the growth of interest-bearing liabilities. However, the unfavorable impact of changing interest rates partially offset the benefit of volume growth. The taxable-equivalent net yield on interest-earning assets was 3.93 percent for the first quarter of 2001, compared to the 4.19 percent achieved for the first quarter of 2000. The taxable equivalent interest rate spread for the first quarter of 2001 was
     3.37 percent compared to 3.65 percent for the same period of 2000.
          A principal objective of BancShares' asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.
          Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. As of March 31, 2001, BancShares' market risk profile has not changed significantly from December 31, 2000. Changes in fair value that result from movement in market rates can not be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

ASSET QUALITY
          Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating probable credit losses. At March 31, 2001, the reserve for loan losses amounted to $103.8 million or 1.46 percent of loans outstanding. This compares to $102.7 million or 1.44 percent at December 31, 2000, and $99.6 million or 1.46 percent at March 31, 2000.
          The provision for loan losses charged to operations during the first quarter of 2001 was $5.7 million, compared to $3.5 million during the first quarter of 2000. The increase in the provision was largely attributable to an increase in net charge-offs during 2001 compared to 2000. Net charge-offs for the three months ended March 31, 2001 totaled $4.5 million, compared to net charge-offs of $2.6 million during the same period of 2000. On an annualized basis, these net charge-offs represent 0.26 percent and
     0.15 percent of average loans outstanding during the respective periods. The $1.9 million increase in net charge-offs during 2001 primarily resulted from credit losses recorded on three commercial customers. Management remains committed to maintaining high levels of credit quality. Table 5 provides details concerning the reserve and provision for loan losses over the past five quarters.
          Nonperforming assets. At March 31, 2001, BancShares' nonperforming assets amounted to $15.9 million or 0.22 percent of gross loans plus foreclosed properties, compared to $17.8 million at December 31, 2000, and $12.6 million at March 31, 2000. Despite the volatility in recent quarters, management views these levels of nonperforming assets as further evidence of strong asset quality. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.
          Management considers the established reserve adequate to absorb estimated probable losses that relate to loans outstanding at March 31, 2001. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of adjustments to the reserve based on their judgments of information available to them at the time of their examination.

NONINTEREST INCOME
          During the first three months of 2001, noninterest income was $52.8 million, compared to $41.4 million during the same period of 2000. The $11.5 million or 27.7 percent increase was due to nonrecurring securities transactions and growth in service charges on deposit accounts and credit card income.
          During the first quarter of 2001, BancShares recognized nonrecurring securities gains of $5.5 million. These gains were recognized as a result of business combinations involving companies in which BancShares had an equity investment.
          During the first three months of 2001, total service charges on deposit accounts were $15.9 million, compared to $14.1 million earned during the same period of 2000, an increase of $1.9 million or 13.3 percent. This increase resulted from volume growth and higher bad check charges adopted in late 2000. BancShares recorded credit card income of $9.4 million during the first quarter of 2001, compared to $7.8 million earned during the same period of 2000. The $1.6 million or 19.9 percent increase resulted from higher interchange income and merchant fee income.

NONINTEREST EXPENSE
          Noninterest expense was $102.8 million for the first three months of 2001, a 6.8 percent increase over the $96.3 million recorded during the same period of 2000. Much of the $6.5 million increase in total noninterest expense relates to continued franchise expansion and the investments required to support that growth. Salaries and wages increased $2.8 million during 2001 when compared to the same period of 2000. This 6.8 percent increase reflects the growth in employee population required to staff the new branch offices in Virginia, Florida, and Georgia.
          Occupancy expense was $9.0 million during the first quarter of 2001 and $8.2 million during the first quarter of 2000. Higher costs were recorded in depreciation on bank buildings and utilities. Equipment expense was $9.7 million for the first three months of 2001, a 5.6 percent increase over the $9.2 million recorded during the same period of 2000. Much of the increase was the result of higher depreciation on software and maintenance contracts. Other expenses increased $623,000 or 23.9 percent from the first quarter of 2000 to the first quarter of 2001, due to higher credit card processing expenses and non-credit charge-offs.

INCOME TAXES
          Income tax expense amounted to $14.1 million during the three months ended March 31, 2001, compared to $11.7 million during the same period of 2000, a 20.2 percent increase resulting from higher pre-tax income. The effective tax rates for these periods were 38.1 percent and 37.5 percent, respectively.

LIQUIDITY
          Management relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. In the event additional liquidity is needed, BancShares maintains readily available sources to borrow funds through its correspondent network. Loan growth during the first quarter was funded by growth in deposits and by liquidity granted from maturity of investment securities. Deposits are expected to display seasonal patterns through the remainder of 2001, providing funds for projected loan growth.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
          BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At March 31, 2001 and 2000, the leverage capital ratios of BancShares were 7.97 percent and 8.14 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratios were 10.43 percent at March 31, 2001 and 10.08 percent at March 31, 2000. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratios were 11.77 percent at March 31, 2001 and 11.37 percent as of March 31, 2000. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies.

ACCOUNTING MATTERS
          During September 2000, the FASB issues SFAS No. 140 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities' ('SFAS No. 140'), which replaced SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and Extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and classification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material impact on BancShares' consolidated financial statements.
          Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios, or results of operations.

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