Form 10-Q
period 2001-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2001-08-15
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  June 30, 2001

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

                          Yes    X           No  _____


             Class A Common Stock--$1 Par Value-- 8,813,454 shares Class B Common Stock--$1 Par Value-- 1,696,136 shares
        (Number of shares outstanding, by class, as of August 13, 2001)

 INDEX

PART I.   FINANCIAL INFORMATION                                          PAGES

Item 1.   Financial Statements (Unaudited)

          Consolidated  Balance Sheets at June 30, 2001,
          December 31, 2000,and June 30, 2000                               5


          Consolidated Statements of Income for the three-month
          and six-month periods ended June 30, 2001 and
          June 30, 2000                                                     6



          Consolidated  Statements  of Changes in  Shareholders'
          Equity for the six-month  periods ended June 30, 2001, and
          June 30, 2000                                                     7

          Consolidated Statements of Cash Flows for the six-month
          periods ended June 30, 2001, and June 30, 2000                    8


          Note to Consolidated Financial Statements                         9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10-21

Item 3.   Market Risk Disclosure                                           20




PART II.           OTHER INFORMATION

Item 4.           Submission of Matters to a vote of Security Holders

                  On April 23, 2001 at the Annual Meeting of Shareholders of Registrant two matters were considered by the shareholders:

                  (a) Election of Directors - The shareholder vote regarding the election of the nominees for Board of Directors was:

                     Nominee                        For           Withheld
                 -----------------------------------------------------------
                J.M. Alexander, Jr.            32,212,470          253,938
                C.H. Ames                      32,212,024          254,384
                B.I. Boyle                     31,880,616          585,792
                G.H. Broadrick                 31,895,579          570,829
                H.M. Craig, III                32,212,470          253,938
                B.M. Farnsworth                31,889,204          577,204
                L.M. Fetterman                 31,894,653          571,755
                F.B. Holding                   31,816,978          649,430
                F.B. Holding, Jr.              31,817,577          648,831
                L.R. Holding                   31,816,978          649,430
                C.B.C. Holt                    32,209,203          257,205
                J.B. Hyler, Jr.                31,815,838          650,570
                G.D. Johnson                   31,885,258          581,150
                F.R. Jones                     31,894,410          571,998
                L.S. Jones                     32,208,445          257,963
                J.T. Maloney, Jr.              32,211,810          254,598
                J.C. Mayo, Jr.                 31,889,567          576,841
                L.T. Nunnellee, II             31,891,385          575,023
                T.O. Shaw                      31,391,899        1,074,509
                R.C. Soles, Jr.                32,208,997          257,411
                D.L. Ward, Jr.                 32,187,075          279,333




                  (b) Appointment of Independent Public Accountants - The shareholder vote regarding the appointment of KPMG LLP as BancShares' independent public accountant for 2001 was:

                            For:             32,415,618
                            Against:             20,243
                            Withheld:            30,547

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b) Reports on Form 8-K. During the quarter ended June 30, 2001, Registrant filed one Current Report on Form 8-K filing a press release that was issued addressing merger speculation. The Form 8-K was filed on March 1, 2001.




                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  August 13, 2001                            By:/s/Kenneth A. Black
                                                   Kenneth A. Black
                                                   Vice President, Treasurer,
                                                   and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Second Quarter  2001


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries
                                                                          June 30*         December 31#              June 30*
(thousands, except share data)                                               2001                 2000                  2000
----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                 $ 709,362             $ 755,930            $ 528,498
Overnight investments                                                     936,394               431,382              321,665
Investment securities held to maturity                                  1,945,116             1,778,166            1,524,943
Investment securities available for sale                                   41,969                38,554               18,090
Loans                                                                   7,058,069             7,109,692            7,006,824
Less reserve for loan losses                                              105,025               102,655              100,515
-----------------------------------------------------------------------------------------------------------------------------
     Net loans                                                          6,953,044             7,007,037            6,906,309
Premises and equipment                                                    466,550               444,731              414,726
Income earned not collected                                                62,170                62,580               55,332
Other assets                                                              174,561               173,237              174,314
-----------------------------------------------------------------------------------------------------------------------------
      Total assets                                                   $ 11,289,166          $ 10,691,617          $ 9,943,877
-----------------------------------------------------------------------------------------------------------------------------

Liabilities
Deposits:
  Noninterest-bearing                                                 $ 1,504,682           $ 1,373,880          $ 1,456,240
  Interest-bearing                                                      7,975,426             7,597,988            6,910,124
-----------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                     9,480,108             8,971,868            8,366,364
Short-term borrowings                                                     677,154               632,372              562,920
Long-term obligations                                                     154,829               154,332              153,761
Other liabilities                                                         127,778               122,317              101,847
-----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                 10,439,869             9,880,889            9,184,892

Shareholders' Equity
Common stock:
   Class A - $1 par value (8,813,454; 8,813,454;
     and 8,814,254 shares issued, respectively)                             8,813                 8,813                8,814
   Class B - $1 par value (1,696,502; 1,709,382;
     and 1,720,360 shares issued, respectively)                             1,697                 1,709                1,720
Surplus                                                                   143,766               143,766              143,766
Retained earnings                                                         688,624               650,148              598,871
Accumulated other comprehensive income                                      6,397                 6,292                5,814
-----------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                           849,297               810,728              758,985
-----------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                     $ 11,289,166          $ 10,691,617          $ 9,943,877
-----------------------------------------------------------------------------------------------------------------------------
* Unaudited
# Derived from the Consolidated Balance Sheets included in the 2000 Annual Report on Form 10-K.
See accompanying Note to Consolidated Financial Statements.



First Citizens BancShares, Inc and Subsidiaries
Second Quarter 2001

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries
                                                                Three Months Ended June 30       Six Months Ended June 30
(thousands, except per share data; unaudited)                           2001           2000           2001           2000
Interest income
 Loans                                                             $ 145,104      $ 143,382      $ 296,126      $ 281,293
Investment securities:
  U. S. Government                                                    29,023         23,324         57,421         44,239
  State, county and municipal                                             65             55            136            103
  Other                                                                  121            133            633            255
--------------------------------------------------------------------------------------------------------------------------
  Total investment securities interest income                         29,209         23,512         58,190         44,597
Overnight investments                                                  8,347          4,996         17,370          9,986
--------------------------------------------------------------------------------------------------------------------------
  Total interest income                                              182,660        171,890        371,686        335,876
Interest expense
Deposits                                                              82,402         69,670        167,898        134,470
Short-term borrowings                                                  5,895          7,356         13,671         13,787
Long-term obligations                                                  3,175          3,158          6,346          6,308
--------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                              91,472         80,184        187,915        154,565
--------------------------------------------------------------------------------------------------------------------------
  Net interest income                                                 91,188         91,706        183,771        181,311
Provision for loan losses                                              5,394          2,975         11,070          6,434
--------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                 85,794         88,731        172,701        174,877
Noninterest income
Service charges on deposit accounts                                   17,413         14,716         33,344         28,776
Credit card income                                                    10,443          9,084         19,843         16,925
Trust income                                                           3,847          3,660          7,740          7,402
Fees from processing services                                          4,373          3,675          8,301          6,952
Commission income                                                      4,889          4,290          9,842          8,049
ATM income                                                             2,987          2,832          5,625          5,319
Mortgage income                                                        4,598          1,595          5,876          3,000
Other service charges and fees                                         3,295          3,101          6,815          6,238
Securities gains                                                       1,587             22          7,038             22
Other                                                                  1,209          1,122          3,028          2,765
--------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                            54,641         44,097        107,452         85,448
Noninterest expense
Salaries and wages                                                    44,341         41,596         88,175         82,621
Employee benefits                                                      9,076          8,209         18,016         17,077
Occupancy expense                                                      8,651          8,135         17,661         16,382
Equipment expense                                                     10,338          9,290         20,024         18,459
Other                                                                 33,516         30,723         64,846         59,701
--------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                          105,922         97,953        208,722        194,240
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                            34,513         34,875         71,431         66,085
Income taxes                                                          12,509         13,421         26,568         25,117
--------------------------------------------------------------------------------------------------------------------------
   Net income                                                       $ 22,004       $ 21,454       $ 44,863       $ 40,968
--------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss) net of taxes
Unrealized securities gains (losses) arising during period           $ 1,124          $ 978        $ 1,530         $ (752)
Less: reclassified adjustment for gains included in net income         1,012             14          1,425             14
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                        112            964            105           (766)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
   Comprehensive income                                             $ 22,116       $ 22,418       $ 44,968       $ 40,202
--------------------------------------------------------------------------------------------------------------------------
Average shares outstanding                                        10,511,028     10,551,766     10,516,109     10,572,072
--------------------------------------------------------------------------------------------------------------------------
Per Share
Net income                                                            $ 2.09         $ 2.03         $ 4.27         $ 3.88
Cash dividends                                                          0.25           0.25           0.50           0.50
--------------------------------------------------------------------------------------------------------------------------

See accompanying Note to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2001

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries
                                                                                                     Accumulated
                                                        Class A   Class B                                  Other
                                                         Common    Common              Retained    Comprehensive          Total
(thousands, except share data, unaudited)                 Stock     Stock   Surplus    Earnings           Income         Equity
--------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1999                           $ 8,890   $ 1,720  $ 143,766  $ 567,801          $ 6,580      $ 728,757

Redemption of 75,785 shares of Class A
     common stock                                           (76)                         (4,604)                         (4,680)
Net income                                                                               40,968                          40,968
Unrealized securities losses, net of  tax benefit                                                           (766)          (766)
Cash dividends                                                                           (5,294)                         (5,294)
================================================================================================================================
 Balance at June 30, 2000                               $ 8,814   $ 1,720  $ 143,766  $ 598,871          $ 5,814      $ 758,985
================================================================================================================================
 Balance at December 31, 2000                           $ 8,813   $ 1,709  $ 143,766  $ 650,148          $ 6,292      $ 810,728

Redemption of 12,880 shares of Class B
     common stock                                                     (12)               (1,129)                         (1,141)
Net income                                                                               44,863                          44,863
Unrealized securities gains, net of tax expense                                                              105            105
Cash dividends                                                                           (5,258)                         (5,258)
================================================================================================================================
 Balance at June 30, 2001                               $ 8,813   $ 1,697  $ 143,766  $ 688,624          $ 6,397      $ 849,297
================================================================================================================================
See accompanying Note to Consolidated Financial Statements


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2001

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries
                                                                                       Six months ended June 30
                                                                                             2001            2000
------------------------------------------------------------------------------------------------------------------
                                                                                         (thousands, unaudited)
OPERATING ACTIVITIES
Net income                                                                               $ 44,863        $ 40,968
Adjustments to reconcile net income to cash
   provided  by operating activities:
  Amortization of intangibles                                                               5,768           5,912
  Provision for loan losses                                                                11,070           6,434
  Deferred tax expense (benefit)                                                            2,172          (1,681)
  Change in current taxes payable                                                           5,018             141
  Depreciation                                                                             16,285          14,876
  Change in accrued interest payable                                                       (3,678)          5,784
  Change in income earned not collected                                                       410          (2,711)
  Securities gains                                                                         (7,038)            (22)
  Origination of loans held for sale                                                     (257,492)       (101,566)
  Proceeds from sale of loans held for sale                                               417,789         103,631
  Loss (gain) on loans held for sale                                                       (1,858)            225
  Net amortization (accretion) of premiums and discounts                                    2,126             894
  Net change in other assets                                                              (10,060)           (293)
  Net change in other liabilities                                                           4,121           5,162
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 229,496          77,754
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net change in loans outstanding                                                        (115,516)       (262,684)
  Purchases of investment securities held to maturity                                    (945,543)       (724,402)
  Purchases of investment securities available for sale                                    (2,400)           (867)
  Proceeds from maturities of investment securities held to maturity                      776,467         551,886
  Proceeds from sales of investment secruities available for sale                           6,924             194
  Net change in overnight investments                                                    (505,012)        151,728
  Dispositions of premises and equipment                                                    3,379           2,114
  Additions to premises and equipment                                                     (41,483)        (34,319)
  Purchase and sale of branches, net of cash transferred                                        -               -
 -----------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                    (823,184)       (316,350)
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net change in time deposits                                                             275,610         153,142
  Net change in demand and other interest-bearing deposits                                232,630          39,624
  Net change in short-term borrowings                                                      44,757          (7,303)
  Originations of long-term obligations                                                       522               -
  Repurchases of common stock                                                              (1,141)         (4,680)
  Cash dividends paid                                                                      (5,258)         (5,294)
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 547,120         175,489
------------------------------------------------------------------------------------------------------------------
Change in cash and due from banks                                                         (46,568)        (63,107)
Cash and due from banks at beginning of period                                            755,930         591,605
==================================================================================================================
Cash and due from banks at end of period                                                $ 709,362       $ 528,498
==================================================================================================================
CASH PAYMENTS FOR:
  Interest                                                                              $ 191,593       $ 148,781
  Income taxes                                                                             25,419          25,716
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized securities gains (losses)                                                        901          (1,178)
  Reclassification of loans to available for sale                                         177,817               -
------------------------------------------------------------------------------------------------------------------
See accompanying Note to Consolidated Financial Statements.



First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2001

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



First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2001

 Financial Summary
                                                                                                                            Table 1
                                                      2001                               2000                      Six Months Ended
 (thousands, except per share data             Second          First         Fourth         Third        Second           June 30
  and ratios)                                 Quarter        Quarter        Quarter       Quarter       Quarter      2001       2000
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Interest income                        $ 182,660      $ 189,026      $ 189,328     $ 182,966     $ 171,890    $ 371,686   $335,876
Interest expense                          91,472         96,443         96,754        91,509        80,184      187,915    154,565
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                       91,188         92,583         92,574        91,457        91,706      183,771    181,311
Provision for loan losses                  5,394          5,676          4,857         4,197         2,975       11,070      6,434
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for loan losses                       85,794         86,907         87,717        87,260        88,731      172,701    174,877
Noninterest income                        54,641         52,811         49,384        67,358        44,097      107,452     85,448
Noninterest expense                      105,922        102,800         99,287       101,257        97,953      208,722    194,240
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                34,513         36,918         37,814        53,361        34,875       71,431     66,085
Income taxes                              12,509         14,059         13,826        20,006        13,421       26,568     25,117
------------------------------------------------------------------------------------------------------------------------------------
====================================================================================================================================
 Net income                             $ 22,004       $ 22,859       $ 23,988      $ 33,355      $ 21,454     $ 44,863   $ 40,968
====================================================================================================================================
------------------------------------------------------------------------------------------------------------------------------------
 Net interest income-taxable equivalent $ 91,678       $ 93,091       $ 93,240      $ 92,162      $ 92,414    $ 184,769  $ 182,788
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Selected Average Balances
Total assets                         $11,128,229    $10,785,178   $10,420,204    $10,167,665    $9,772,765  $10,957,311 $9,715,508
Investment securities                  2,042,987      1,854,401      1,747,536     1,633,653     1,594,291    1,949,215  1,545,784
Loans                                  7,139,623      7,101,238      7,077,991     7,036,622     6,917,041    7,120,536  6,853,122
Interest-earning assets                9,952,752      9,616,497      9,365,530     9,142,585     8,788,776    9,785,554  8,727,906
Deposits                               9,337,298      9,037,155      8,693,634     8,524,930     8,211,252    9,187,715  8,170,165
Interest-bearing liabilities           8,721,873      8,470,303      8,126,969     7,886,410     7,560,267    8,597,297  7,536,525
Long-term obligations                    154,831        154,639        154,609       154,979       153,773      154,736    154,472
Shareholders' equity                   $ 838,806      $ 819,289      $ 799,234     $ 770,418     $ 748,648    $ 828,892  $ 741,795
Shares outstanding                    10,511,028     10,521,253     10,528,679    10,534,049     10,551,766  10,516,109 10,572,072
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Selected Quarter-End Balances
Total assets                         $11,289,166    $11,145,917    $10,691,617   $10,361,296    $9,943,877  $11,289,166   $9,943,877
Investment securities                  1,987,085      1,868,886      1,816,720     1,730,439     1,543,033    1,987,085    1,543,033
Loans                                  7,058,069      7,124,535      7,109,692     7,097,773     7,006,824    7,058,069    7,006,824
Interest-earning assets                9,981,548      9,870,346      9,357,794     9,278,658     8,871,522    9,981,548    8,871,522
Deposits                               9,480,108      9,365,356      8,971,868     8,668,642     8,366,364    9,480,108    8,366,364
Interest-bearing liabilities           8,807,409      8,730,946      8,384,692     8,068,241     7,626,805    8,807,409    7,626,805
Long-term obligations                    154,829        154,836        154,332       154,687       153,761      154,829      153,761
Shareholders' equity                   $ 849,297      $ 830,135      $ 810,728     $ 789,341     $ 758,985    $ 849,297    $ 758,985
Shares outstanding                    10,509,956     10,513,475     10,522,836    10,533,814    10,534,614   10,509,956   10,534,614
------------------------------------------------------------------------------------------------------------------------------------
Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets                                0.79 %         0.86 %         0.92 %        1.31 %        0.88 %       0.83 %     0.85 %
Shareholders' equity                       10.52          11.32          11.94         17.22         11.53        10.91      11.11
Dividend payout ratio                      11.96          11.52          10.96          7.89         12.32        11.71      12.89
------------------------------------------------------------------------------------------------------------------------------------
Liquidity and Capital Ratios (averages)
Loans to deposits                          76.46  %       78.58  %       81.42  %      82.54  %      84.24 %      77.50 %    83.88 %
Shareholders' equity to total assets        7.54           7.60           7.67          7.58          7.66         7.56       7.64
Time certificates of $100,000 or more
    to total deposits                      11.37          10.60           9.92          9.54          9.27        10.96       9.15
------------------------------------------------------------------------------------------------------------------------------------
Per Share of Stock
Net income                                $ 2.09         $ 2.17         $ 2.28        $ 3.17        $ 2.03       $ 4.27     $ 3.88
Cash dividends                              0.25           0.25           0.25          0.25          0.25         0.50       0.50
Book value at period end                   80.81          78.96          77.04         74.93         72.05        80.81      72.05
Tangible book value at period end          69.65          67.52          65.76         64.77         61.92        69.65      61.92
------------------------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2001

 Outstanding Loans by Type                                                                                        Table 2
                                                          2001                                     2000
                                                 Second           First           Fourth           Third           Second
(thousands)                                      Quarter         Quarter          Quarter         Quarter          Quarter
---------------------------------------------------------------------------------------------------------------------------
Real estate                                  $ 4,816,861      $ 4,881,043     $ 4,797,892     $ 4,745,393      $ 4,614,167
Commercial and industrial                        948,098          943,722         933,515         942,507          946,067
Consumer                                       1,132,117        1,140,407       1,218,134       1,248,793        1,297,982
Lease financing                                  136,806          134,352         134,483         134,655          131,579
Other                                             24,187           25,011          25,668          26,425           17,029
---------------------------------------------------------------------------------------------------------------------------
    Total loans                                7,058,069        7,124,535       7,109,692       7,097,773        7,006,824
Less reserve for loan losses                     105,025          103,825         102,655         101,565          100,515
---------------------------------------------------------------------------------------------------------------------------
    Net loans                                $ 6,953,044      $ 7,020,710     $ 7,007,037     $ 6,996,208      $ 6,906,309
---------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2001

Investment Securities
                                                                                                                           Table 3
                                                      June 30, 2001                                         June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                Average    Taxable                               Average    Taxable
                                             Book        Fair  Maturity Equivalent           Book         Fair  Maturity Equivalent
(thousands)                                 Value       Value(Yrs./Mos.)     Yield          Value        Value(Yrs./Mos.)     Yield
------------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
    U. S. Government:
      Within one year                 $ 1,637,765 $ 1,652,099     0/7           5.83% $ 1,150,347  $ 1,135,868     0/6        5.88 %
      One to five years                   296,807     299,382     1/2           4.63      360,910      356,896    1/10        6.84
      Five to ten years                       188         197    8/11           8.03          280          281     8/4        8.12
      Over ten years                        6,621       6,749    25/6           7.41        8,634        8,472    26/5        7.32
------------------------------------------------------------------------------------------------------------------------------------
      Total                             1,941,381   1,958,427     0/9           5.65    1,520,171    1,501,517    0/10        6.11
    State, county and municipal:
      Within one year                         514         520    0/10           6.33        1,150        1,155     0/7        7.20
      One to five years                     1,243       1,277     2/4           6.53        1,260        1,270     2/1        7.21
      Five to ten years                       142         149    7/10           5.88          500          500     5/0        7.94
      Over ten years                        1,541       1,653    16/5           5.74        1,557        1,588    17/9        8.59
------------------------------------------------------------------------------------------------------------------------------------
      Total                                 3,440       3,599    10/9           6.02        4,467        4,514     7/6        7.77
    Other:
      Within one year                          35          35     0/7           6.02           10           10     0/1        5.28
      One to five years                        10          10     1/7           6.50           45           45    1/11        6.64
      Five to ten years                       250          25     7/1           7.75          250         250      8/1        4.50
------------------------------------------------------------------------------------------------------------------------------------
      Total                                   295         295     4/9           7.13          305          305     5/3        4.95
------------------------------------------------------------------------------------------------------------------------------------
      Total securities held to maturity 1,945,116   1,962,321    0/10           5.65    1,524,943    1,506,336     1/0        6.12 %
Securities available for sale              31,399      41,969        -             -        8,481       18,090        -        -
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities           $ 1,976,515 $ 2,004,290        -             -  $ 1,533,424  $ 1,524,426        -        -
------------------------------------------------------------------------------------------------------------------------------------




First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2001

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Second Quarter
                                                                                                                  Table 4
                                                     2001                          2000         Increase (decrease) due to:
                                               Interest                      Interest
                                      Average    Income Yield       Average    Income Yield                  Yield
(thousands)                           Balance   Expense /Rate       Balance   Expense /Rate       Volume     /Rate    Total
----------------------------------------------------------------------------------------------------------------------------
Assets
Total loans                       $7,139,623  $145,555   8.18%   $6,917,041  $144,058   8.38%      $4,798   $(3,301)   $1,497
Investment securities:
U. S. Government                   1,993,191    29,023   5.84     1,573,315    23,324   5.96        6,204      (505)    5,699
State, county and municipal            4,797       104   8.70         4,091        87   8.55           15         2        17
Other                                 44,999       121   1.08        16,885       133   3.17          149      (161)      (12)
------------------------------------------------------------------------------------------------------------------------------
Total investment securities        2,042,987    29,248   5.74     1,594,291    23,544   5.94        6,368      (664)    5,704
Overnight investments                770,142     8,347   4.35       277,444     4,996   7.24        7,122    (3,771)    3,351
------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets     $ 9,952,752$ 183,150   7.38 %  $ 8,788,776$ 172,598   7.90 %   $ 18,288  $ (7,736) $ 10,552
------------------------------------------------------------------------------------------------------------------------------

Liabilities
Deposits:
Checking With Interest            $1,144,359    $1,698   0.60 %  $1,074,503    $1,562   0.58 %       $ 92      $ 44     $ 136
Savings                              613,522     1,833   1.20       645,346     2,500   1.56         (106)     (561)     (667)
Money market accounts              1,679,226    14,648   3.50     1,441,085    15,116   4.22        2,312    (2,780)     (468)
Time deposits                      4,465,685    64,223   5.77     3,692,946    50,492   5.50       10,921     2,810    13,731
------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits    7,902,792    82,402   4.18     6,853,880    69,670   4.09       13,219      (487)   12,732
Federal funds purchased               71,300       751   4.22        36,278       558   6.19          456      (263)      193
Repurchase agreements                216,603     1,587   2.94       167,901     2,068   4.95          481      (962)     (481)
Master notes                         325,182     2,936   3.62       294,464     3,893   5.32          349    (1,306)     (957)
Other short-term borrowings           51,165       621   4.87        53,971       837   6.24          (38)     (178)     (216)
Long-term obligations                154,831     3,175   8.23       153,773     3,158   8.26           25        (8)       17
------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities$ 8,721,873 $ 91,472   4.21    $ 7,560,267 $ 80,184   4.27 %   $ 14,492  $ (3,204) $ 11,288
------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                     3.17 %                         3.63 %
------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                    $ 91,678   3.69 %              $ 92,414   4.23 %    $ 3,796  $ (4,532)   $ (736)
------------------------------------------------------------------------------------------------------------------------------

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for each period, and a state income tax rate of 6.9% for 2001 and 7% for 2000.



First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2001

 Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Six Months
                                                                                                                     Table 5
                                                   2001                                2000            Increase (decrease) due to:
----------------------------------------------------------------------------------------------------------------------------------

                                               Interest                            Interest
                                     Average    Income/   Yield/        Average     Income/   Yield/              Yield/     Total
(thousands)                          Balance    Expense     Rate        Balance     Expense     Rate    Volume      Rate    Change
----------------------------------------------------------------------------------------------------------------------------------
Total loans                       $7,120,536   $297,045     8.41%  $6,853,122    $282,711     8.28 %   $10,448    $3,886   $14,334
Investment securities:
U. S. Government                   1,902,701     57,421     6.09    1,524,029      44,239     5.84      11,129     2,053    13,182
State, county and municipal            5,002        216     8.71        3,853         162     8.46          49         5        54
Other                                 41,512        633     3.07       17,902         255     2.86         347        31       378
----------------------------------------------------------------------------------------------------------------------------------
Total investment securities        1,949,215     58,270     6.03    1,545,784      44,656     5.81      11,525     2,089    13,614
Overnight investments                715,803     17,370     4.89      329,001       9,986     6.10      10,529    (3,145)    7,384
----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets     $9,785,554   $372,685     7.68%  $8,727,907    $337,353     7.76 %   $32,502    $2,830   $35,332
----------------------------------------------------------------------------------------------------------------------------------

Liabilities
Deposits:
Checking With Interest            $1,120,574     $3,618     0.65%  $1,069,858      $3,114     0.59 %      $167      $337      $504
Savings                              607,766      3,818     1.27      649,819       5,029     1.56        (301)     (910)   (1,211)
Money market accounts              1,661,582     31,606     3.84    1,468,401      29,552     4.05       3,731    (1,677)    2,054
Time deposits                      4,397,923    128,856     5.91    3,647,539      96,775     5.34      20,821    11,260    32,081
----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits    7,787,845    167,898     4.35    6,835,617     134,470     3.96      24,418     9,010    33,428
Federal funds purchased               72,718      1,754     4.86       34,975       1,029     5.92       1,008      (283)      725
Repurchase agreements                203,154      3,584     3.56      153,722       3,563     4.66       1,001      (980)       21
Master notes                         325,316      6,897     4.28      300,641       7,411     4.96         553    (1,067)     (514)
Other short-term borrowings           53,528      1,436     5.41       57,098       1,784     6.28        (106)     (242)     (348)
Long-term obligations                154,736      6,346     8.27      154,472       6,308     8.21           1        37        38
----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities$8,597,297   $187,915     4.41%  $7,536,525    $154,565     4.12 %   $26,875    $6,475   $33,350
----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                        3.27%                             3.64 %
----------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                     $184,770     3.81%                $182,788     4.21 %    $5,627   ($3,645)   $1,982
----------------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2001

Summary of Loan Loss Experience and Risk Elements
                                                                                                          Table 6

                                                  2001                                2000                     Six Months Ended
                                          Second         First         Fourth        Third      Second               June 30
(thousands, except ratios)               Quarter       Quarter        Quarter       Quarter     Quarter        2001        2000
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Reserve balance at beginning of period $ 103,825     $ 102,655      $ 101,565     $ 100,515    $ 99,590   $ 102,655    $ 98,690
Adjustment for sale of loans                (777)            -              -             -           -        (777)       -
Provision for loan losses                  5,394         5,676          4,857         4,197        2,975      11,070      6,434
Net charge-offs:
Charge-offs                               (4,386)       (5,273)        (5,232)       (3,989)     (3,395)     (9,659)     (6,685)
Recoveries                                   969           767          1,465           842       1,345       1,736       2,076
-------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                           (3,417)       (4,506)        (3,767)       (3,147)     (2,050)     (7,923)     (4,609)
===============================================================================================================================
 Reserve balance at end of period      $ 105,025     $ 103,825      $ 102,655     $ 101,565   $ 100,515   $ 105,025   $ 100,515
===============================================================================================================================
Historical Statistics
Balances
Average total loans                   $7,139,623    $7,101,238     $7,077,991    $7,036,622  $6,917,041  $7,120,536  $6,853,122
Total loans at period-end              7,058,069     7,124,535      7,109,692     7,097,773   7,006,824   7,058,069   7,006,824
-------------------------------------------------------------------------------------------------------------------------------
Risk Elements
Nonaccrual loans                        $ 12,658      $ 12,830       $ 15,933      $ 13,918     $ 9,910    $ 12,658     $ 9,910
Other real estate acquired through
      foreclosure                          2,798         3,082          1,880         2,079       1,249       2,798       1,249
-------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets              $ 15,456      $ 15,912       $ 17,813      $ 15,997    $ 11,159    $ 15,456    $ 11,159
-------------------------------------------------------------------------------------------------------------------------------
Accruing loans 90 days or more past due  $ 7,487       $ 6,413        $ 6,731       $ 6,866     $ 6,051     $ 7,487     $ 6,051
-------------------------------------------------------------------------------------------------------------------------------
Ratios
Net charge-offs (annualized) to average
      total loans                           0.19 %        0.26  %        0.21  %       0.18 %      0.12 %        0.22 %    0.14%
Reserve for loan losses to total loans
      at period-end                         1.49          1.46           1.44          1.43        1.43          1.49      1.43
Nonperforming assets to total loans plus
      foreclosed real estate at period-end  0.22          0.22           0.25          0.23        0.16          0.22      0.16
-------------------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2001

INTRODUCTION
     Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related note presented within this report. The focus of this discussion concerns BancShares' two banking subsidiaries. First-Citizens Bank & Trust Company ("FCB") operates branches in North Carolina, West Virginia, and Virginia. Atlantic States Bank operates offices in Georgia and Florida.
SUMMARY
     BancShares realized an increase in earnings during the second quarter of 2001 compared to the second quarter of 2000. Consolidated net income during the second quarter of 2001 was $22.0 million, compared to $21.5 million earned during the corresponding period of 2000. Net income per share totaled $2.09 and $2.03 during the second quarter of 2001and 2000, respectively. Return on average assets was 0.79 percent for the second quarter of 2001 compared to 0.88 percent during the same period of 2000. Return on average equity for the second quarter of 2001 was 10.52 percent compared to 11.53 percent during the second quarter of 2001.
     For the first six months of 2001, BancShares recorded net income of $44.9 million, compared to $41.0 million earned during the first six months of 2000. The 9.5 percent increase was the result of higher noninterest income. Net income per share for the first six months of 2001 was $4.27, compared to $3.88 during the same period of 2000. BancShares returned 0.83 percent on average assets during the first six months of 2001 and 0.85 percent during the corresponding period of 2000. Return on average equity for the first six months of 2001 was
10.91 percent compared to 11.11 percent during the same period of 2000. Despite the increase in net income during the second quarter and first six months of 2001 when compared to the same periods of 2000, growth in average assets and average equity resulted in reductions in BancShares' key return ratios. The increase in net income during 2001 results from securities gains. During the second quarter and first six months of 2001, BancShares recorded net-of-tax securities gains of $1.0 million and $4.4 million, respectively. Excluding the impact of securities gains, noninterest income improved during both the second quarter and the year to date. However, the benefit of those increases was offset by higher noninterest expense, higher provision for loan losses and, during the second quarter, lower net interest income. Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the second quarters and Table 5 for the first six months of 2001 and 2000.
INTEREST-EARNING ASSETS
     Interest-earning assets for the second quarter of 2001 averaged $9.95 billion, an increase of $1.16 billion or 13.2 percent from the second quarter of 2000, primarily the result of growth in investment securities and overnight investments. For the six months ended June 30, 2001, earning assets averaged $9.79 billion, an increase of $1.06 billion or 12.1 percent over the same period of 2000. This increase resulted from growth in all interest-earning assets.
     Loans. At June 30, 2001 and 2000, gross loans totaled $7.06 billion and $7.01 billion, respectively. As of December 31, 2000, gross loans were $7.11 billion.  Total  loans at June 30,  2001 have  increased  $51.2  million  or 0.7 percent from June 30, 2000, the result of sluggish loan demand in recent quarters. Total real estate loans have increased $202.7 million or 4.4 percent since June 30, 2000, the result of growth in commercial real estate and retail home equity loans. However, consumer loans have decreased $165.9 million or 12.8 percent since June 30, 2000. This reduction is primarily due to lower levels of sales finance origination activity. Table 2 details outstanding loans by type for the past five quarters.
     During the second quarter of 2001, loans averaged $7.14 billion, an increase of $222.6 million or 3.2 percent from the comparable period of 2000. The increase was the net result of growth among real estate loans and reductions in consumer purpose loans. Growth among retail EquityLine loans and commercial real estate loans continues, although the rate of growth slowed somewhat during the second quarter of 2001.
     Management anticipates modest growth among real estate secured loans during the remainder of 2001. Growth among commercial and industrial loans will likely remain sluggish during the last half of 2001. Retail loans will likely stabilize after several quarters of decline, the result of renewed activity in the sales finance network. Growth projections for all loan types are largely dependent on interest rate movements, as further easing of interest rates will likely stimulate retail and commercial loan growth.
     For the year-to-date, gross loans have averaged $7.12 billion for 2001 compared to $6.85 billion for the same period of 2000. This $267.4 million or
3.9 percent increase is likewise due to growth among real estate loans.
     As of June 30, 2001, $38.6 million in fixed-rate residential mortgage loans are classified as held for sale. All loans held for sale are carried at the lower of cost or fair value. Investment securities. At June 30, 2001 and 2000, the investment portfolio totaled $1.99 billion and $1.54 billion, respectively. At December 31, 2000, the investment portfolio was $1.82 billion. The 9.4 percent increase in the investment portfolio since December 31, 2000 resulted from growth in deposits that has outpaced loan demand. As a result, BancShares has invested excess liquidity in its investment securities portfolio during
2001. All securities   that are classified as held-to-maturity reflect
BancShares'ability and positive intent to hold those investments until maturity. Marketable equity securities are classified as available-for-sale and are reported at their aggregate fair value. Table 3 presents detailed information  relating to the investment securities portfolio.
     Overnight Investments. At June 30, 2001, overnight investments, which includes Federal Funds sold and deposits in interest-bearing accounts, totaled $936.4 million, compared to $321.7 million at June 30, 2000 and $431.4 million at December 31, 2000. Average overnight investments increased $492.7 million or
177.6 percent from the second quarter of 2000 to the second quarter of 2001. Similar to the growth among investment securities, increases in overnight investments reflect the impact of the growth in deposits during 2001 at rates that exceed current loan demand.
     Income on Interest-Earning Assets. Interest income amounted to $182.7 million during the second quarter of 2001, a 6.3 percent increase over the second quarter of 2000. Balance sheet growth contributed to higher interest income in the second quarter of 2001 when compared to the same period of 2000. The taxable-equivalent yield on interest-earning assets for the second quarter of 2001 was 7.38 percent, compared to 7.90 percent for the corresponding period of 2000, the result of downward market rate pressures during 2001. The lower yield on earning assets during 2001 results primarily from a reduction in the blended taxable-equivalent yield on overnight investments and loans. The yield on average overnight investments decreased from 7.24 percent during the second quarter of 2000 to 4.35 percent during the second quarter of 2001.
     Loan interest income for the second quarter of 2001 was $145.1 million, an increase of $1.7 million or 1.2 percent from the second quarter of 2000, due to volume growth. The taxable-equivalent yield on the loan portfolio was 8.18 percent during the second quarter of 2001, compared to 8.38 percent during the same period of 2000, the reduction resulting from lower market rates. Income earned on the investment securities portfolio amounted to $29.2 million during the second quarter of 2001 and $23.5 million during the same period of 2000, an increase of $5.7 million or 24.2 percent. This increase is the result of a $448.7 million or 28.1 percent increase in the average securities portfolio. The investment securities portfolio taxable-equivalent yield decreased 20 basis points to 5.74 percent for the second quarter of 2001 from 5.94 percent for the second quarter of 2000. For the six months ended June 30, 2001, interest income totaled $371.7 million, a $35.8 million or 10.7 percent increase over the same period of 2000. The taxable-equivalent yield on interest-earning assets for the first six months of 2001 was 7.68 percent, compared to 7.76 percent for the corresponding period of 2000. Loan interest income was $296.1 million, an increase of $14.8 million or 5.3 percent over the same period of 2000. The increase in interest income reflects the growth in the loan portfolio and investment securities.
     For the six months ended June 30, 2001, interest income from investment securities was $58.2 million, compared to $44.6 million during the same period of 2000, an increase of 30.5 percent. This increase is the result of a $403.4 million increase in the average securities portfolio. Management expects the rate reductions earlier this year to further reduce asset yields in the third and fourth quarters of 2001.
INTEREST-BEARING LIABILITIES
     At June 30,  2001 and  2000,  interest-bearing  liabilities  totaled  $8.81 billion and $7.63 billion, respectively, compared to $8.38 billion as of December 31, 2000. During the second quarter of 2001, interest-bearing liabilities averaged $8.72 billion, an increase of $1.16 billion or 15.4 percent from the second quarter of 2000. This increase primarily resulted from growth in time deposits.
     Deposits. At June 30, 2001, total deposits were $9.48 billion, an increase of $1.11 billion or 13.3 percent over June 30, 2000. Compared to the December 31, 2000 balance of $8.97 billion, total deposits have increased $508.2 million or 5.7 percent.
     Average interest-bearing deposits were $7.90 billion during the second quarter of 2001 compared to $6.85 billion during the second quarter of 2000, an increase of 15.3 percent. Much of the increase is due to average time deposits, which increased $772.7 million from the second quarter of 2000 to the second quarter of 2001. Average money market accounts increased $238.1 million from the second quarter of 2000 to the second quarter of 2001, while average Checking With Interest accounts increased $69.9 million between the two periods. Average savings deposits decreased $31.8 million or 4.9 percent during the second quarter of 2001. Time deposits of $100,000 or more averaged 11.37 percent of total average deposits during the second quarter of 2001, compared to 9.27 percent during the same period of 2000. Management attributes the increase in large denomination deposits to renewed interest in bank deposits given the continuing turbulence in the equity and bond markets.
     Borrowed Funds. At June 30, 2001, short-term borrowings totaled $677.2 million compared to $632.4 million at December 31, 2000 and $562.9 million at June 30, 2000. For the quarters ended June 30, 2001 and 2000, short-term borrowings averaged $664.3 million and $552.6 million, respectively. This increase resulted from growth among repurchase agreements and federal funds purchased. Long-term obligations averaged $154.8 million during the second quarter of 2001, compared to $153.8 million during the second quarter of 2000.
     Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $91.5 million during the second quarter of 2001, an $11.3 million or
14.1 percent increase from the second quarter of 2000. The higher interest expense was the result of higher average volume, the impact of which was partially offset by the reduction in rates. The rate on these average liabilities was 4.21 percent during the second quarter of 2001 compared to 4.27 percent during the same period of 2000.
     For the year-to-date, interest expense was $187.9 million, compared to $154.6 million for the same period of 2000. The 21.6 percent increase results primarily from higher average time deposits.
NET INTEREST INCOME
     Net interest income totaled $91.2 million during the second quarter of 2001, a decrease of 0.6 percent from the $91.7 million recording during the second quarter of 2000. The taxable-equivalent net yield on interest-earning assets was 3.69 percent for the second quarter of 2001, a decrease of 54 basis points from the 4.23 percent reported for the second quarter of 2000. The taxable equivalent interest rate spread for the second quarter of 2001 was 3.17 percent compared to 3.63 percent for the same period of 2000. The lower net yield on interest-earning assets reflects the adverse impact of interest rate reductions during 2001 and the growth among lower-yielding interest-earning assets. The interest rate reductions have reduced asset yields and interest income more quickly than interest expense, creating pressure on net interest income. Management projects continued pressure on net interest income during the rest of 2001.
     A principal objective of BancShares' asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.
     Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. As of June 30, 2001, BancShares' market risk profile has not changed significantly from December 31, 2000.
ASSET QUALITY
     Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating probable credit losses. At June 30, 2001, the reserve for loan losses amounted to $105.0 million or 1.49 percent of loans outstanding. This compares to $102.7 million or 1.44 percent at December 31, 2000, and $100.5 million or 1.43 percent at June 30, 2000.
     Management considers the established reserve adequate to absorb losses that relate to loans outstanding at June 30, 2001. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of adjustments to the reserve based on their judgments of information available to them at the time of their examination.
     The provision for loan losses charged to operations during the second quarter of 2001 was $5.4 million, compared to $3.0 million during the second quarter of 2000. For the six month periods ended June 30, total provision for loan losses was $11.1 million for 2001 and $6.4 million for 2000. The $4.6 million increase primarily results from higher levels of nonperforming assets and net charge-offs during 2001 and greater economic uncertainty.
     Net charge-offs for the three months ended June 30, 2000 totaled $3.4 million, compared to net charge-offs of $2.1 million during the same period of 2000. On an annualized basis, these net charge-offs represent 0.19 percent and
0.12 percent of average loans outstanding during the respective periods. Net charge-offs for the six month period ended June 30, 2001 totaled $7.9 million, compared to $4.6 million during the same period of 2000. As a percentage of average loans outstanding, the losses represent 0.22 percent for 2001 and 0.14 for 2000 on an annualized basis. Gross charge-offs totaled $9.7 million and $6.7 million for the six month periods ended June 30, 2001 and 2000 respectively. Gross recoveries were $1.7 million and $2.1 million for the respective periods.
     Management remains committed to maintaining high levels of credit quality. Table 6 provides details concerning the reserve and provision for loan losses over the past five quarters and for the year-to-date for 2001 and 2000.
     Nonperforming  assets. At June 30, 2001,  BancShares'  nonperforming assets amounted to $15.5 million or 0.22 percent of gross loans plus foreclosed properties, compared to $17.8 million at December 31, 2000, and $11.2 million at June 30, 2000. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.
NONINTEREST INCOME
     During the first six months of 2001, noninterest income was $107.5 million, compared to $85.4 million during the same period of 2000. The $22.0 million or
25.8 percent increase was primarily due to gains on securities transactions, growth in service charges on deposit accounts and improved credit card and mortgage income. BancShares recognized a pre-tax gain of $7.0 million on securities transactions during the first six months of 2001, compared to $22,000 during the first six months of 2000. Ignoring the impact of securities gains, noninterest income still displayed robust growth, increasing $15.0 million or
17.5 percent over 2000. During the first six months of 2001, service charges on deposit accounts was $33.3 million, compared to $28.8 million earned during the same period of 2000, the 15.9 percent increase resulting from changes in the commercial service charge structure. Credit card income increased $2.9 million over the $16.9 million earned during the first six months of 2000, a 17.2 percent increase, with continued growth resulting from increases in merchant and cardholder transaction volumes. Noninterest income generated from mortgage operations contributed an additional $2.90 million during the first six months of 2001 compared to the same period of 2000, the result of a significant increase in mortgage originations and a corresponding increase in loan sale volumes. These loan sales generated gains of $1.9 million during the first six months of 2001. The sale of loans from current production also generated $4.0 million in servicing release fees, more than offsetting the $2.8 million reduction in servicing income resulting from the third quarter 2000 sale of the mortgage servicing portfolio.
     Fees from processing services generated an additional $1.3 million or 19.4 percent during the first six months of 2001, primarily due to higher transaction volume at client banks. Commission-based income increased $1.8 million or 22.5 percent during 2001, primarily the result of higher income from the insurance agency.
NONINTEREST EXPENSE
     Noninterest  expense was $208.7 million for the first six months of 2001, a
7.5 percent increase over the $194.2 million recorded during the same period of 2000. The $14.5 million increase in noninterest expense relates primarily to higher personnel costs and branch closing costs. Salary expenses increased $5.6 million during 2001 when compared to the same period of 2000. This 6.7 percent increase reflects general increases in salary costs. Employee benefits expense increased $939,000 or 5.5 percent during the first six months of 2001, compared to the corresponding period of 2000 due to increased health insurance and pension costs.
     Occupancy expense increased $1.3 million or 7.8 percent during the first six months of 2001, the result of higher lease costs and higher depreciation expense. Equipment expense increased $1.6 million or 8.5 percent during the first six months of 2001, the result of higher depreciation and maintenance expenses associated with technology projects.
     The $5.1 million or 8.6 percent increase in other expenses resulted from a $1.4 million increase in credit card processing costs, a $1.3 million increase in non-credit charge-offs and smaller increases in intangible amortization expense and losses on the sale of assets.
INCOME TAXES
     Income tax expense amounted to $26.6 million during the first six months of 2001, compared to $25.1 million during the same period of 2000, a 5.8 percent increase resulting from higher pre-tax income. The effective tax rates for these periods were 37.2 percent and 38.0 percent, respectively, the reduction resulting from growth in tax-advantaged investment securities during 2001. LIQUIDITY
     Management relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. In the event additional liquidity is needed, BancShares maintains readily available sources to borrow funds through its correspondent network.
SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
     BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At June 30, 2001 and 2000, the leverage capital ratio of BancShares was 7.95 percent and 8.24 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratio was 10.64 percent at June 30, 2001, and 10.13 percent as of June 30, 2000. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 11.94 percent at June 30, 2001 and 11.42 percent as of June 30, 2000. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the standards established by their respective regulatory agencies for well-capitalized institutions.
ACCOUNTING MATTERS
     The  Financial  Accounting  Standards  Board has  issued  new  requirements regarding business combinations and the proper accounting for intangibles. Statement 141 "Business Combinations" requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also provides guidance on classifying intangible assets. Statement 142 "Goodwill and Other Intangible Assets" prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Instead, those intangible assets will be tested for impairment at least annually. Assets with estimable useful lives will continue to be amortized over their estimated useful lives, and those assets will be reviewed for impairment under Statement 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The implementation of Statement 142 requires an assessment of goodwill to determine if any impairment exists as of the date of adoption. Any transitional impairment loss will be recognized on the income statement as the cumulative effect of a change in accounting principle. At this time, management has not completed its evaluation of intangible assets to determine if any impairment exists. Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios, or results of operations.
FORWARD-LOOKING STATEMENTS
     This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate, "plan," "project,"
"anticipate," or other statements concerning opinions or judgment of BancShares and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of BancShares' customers, actions of government regulators, the level of market interest rates, and general economic conditions.