Form 10-Q
period 2001-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2001-11-14
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  September 30, 2001

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

                          Yes    X           No  _____


             Class A Common Stock--$1 Par Value-- 8,797,154 shares
             Class B Common Stock--$1 Par Value-- 1,692,899 shares (Number of shares outstanding, by class, as of November 13,2001)

 INDEX

PART I.   FINANCIAL INFORMATION                                          PAGES

Item 1.   Financial Statements (Unaudited)

          Consolidated  Balance Sheets at September 30, 2001,
          December 31, 2000,and September 30, 2000                         4


          Consolidated Statements of Income for the three-month
          and nine-month periods ended September 30, 2001 and
          September 30, 2000                                               5



          Consolidated  Statements  of Changes in  Shareholders'
          Equity for the nine-month  periods ended September 30, 2001,
          and September 30, 2000                                           6

          Consolidated Statements of Cash Flows for the nine-month
          periods ended September 30, 2001, and September 30, 2000         7


          Note to Consolidated Financial Statements                        8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9-20

Item 3.   Market Risk Disclosure                                          15

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b) Reports on Form 8-K. During the quarter ended September 30, 2001, Registrant filed noCurrent Report on Form 8-K.



                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  November 13, 2001                       By:/s/Kenneth A. Black
                                                   Kenneth A. Black
                                                   Vice President, Treasurer,
                                                   and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Third Quarter  2001


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries
                                                                            September 30*      December 31#      September 30*
(thousands, except share data)                                                      2001              2000               2000
-----------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                         $691,594          $755,930           $529,897
Overnight investments                                                            625,576           431,382            450,446
Investment securities  held to maturity                                        2,430,718         1,778,166          1,693,741
Investment securities  available for sale                                         51,405            38,554             36,698
Loans                                                                          7,109,584         7,109,692          7,097,773
Less reserve for loan losses                                                     105,775           102,655            101,565
------------------------------------------------------------------------------------------------------------------------------
     Net loans                                                                 7,003,809         7,007,037          6,996,208
Premises and equipment                                                           477,218           444,731            427,245
Income earned not collected                                                       64,747            62,580             59,708
Other assets                                                                     177,458           173,237            167,353
==============================================================================================================================
     Total assets                                                            $11,522,525       $10,691,617        $10,361,296
==============================================================================================================================

Liabilities
Deposits:
  Noninterest-bearing                                                         $1,497,606        $1,373,880         $1,387,406
  Interest-bearing                                                             8,147,620         7,597,988          7,281,236
------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                            9,645,226         8,971,868          8,668,642
Short-term borrowings                                                            676,351           632,372            632,318
Long-term obligations                                                            184,018           154,332            154,687
Other liabilities                                                                150,967           122,317            116,308
------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                        10,656,562         9,880,889          9,571,955
Shareholders' Equity
Common stock:
   Class A - $1 par value (8,797,154; 8,813,454
     and 8,813,454 shares issued, respectively)                                    8,797             8,813              8,813
   Class B - $1 par value (1,693,549; 1,709,382
     and 1,720,360 shares issued, respectively)                                    1,694             1,709              1,720
Surplus                                                                          143,766           143,766            143,766
Retained earnings                                                                705,067           650,148            629,543
Accumulated other comprehensive income                                             6,639             6,292              5,499
------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                  865,963           810,728            789,341
------------------------------------------------------------------------------------------------------------------------------
==============================================================================================================================
     Total liabilities and shareholders' equity                              $11,522,525       $10,691,617        $10,361,296
==============================================================================================================================

* Unaudited
# Derived from the Consolidated Balance Sheets included in the 2000 Annual Report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.



First Citizens BancShares, Inc and Subsidiaries
Third Quarter 2001

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries
                                                             Three Months Ended September 30   Nine Months Ended September 30
(thousands, except per share data; unaudited)                           2001            2000             2001            2000
Interest income
Loans                                                               $138,711        $150,083         $434,837        $431,376
Investment securities:
  U. S. Government                                                    28,958          24,953           86,379          69,192
  State, county and municipal                                             64              60              200             163
  Other                                                                1,187             118            1,820             373
------------------------------------------------------------------------------------------------------------------------------
  Total investment securities interest income                         30,209          25,131           88,399          69,728
Overnight investments                                                  7,789           7,752           25,159          17,738
------------------------------------------------------------------------------------------------------------------------------
  Total interest income                                              176,709         182,966          548,395         518,842
Interest expense
Deposits                                                              76,630          79,944          244,528         214,414
Short-term borrowings                                                  4,618           8,397           18,289          22,184
Long-term obligations                                                  3,234           3,168            9,580           9,476
------------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                              84,482          91,509          272,397         246,074
------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                                 92,227          91,457          275,998         272,768
Provision for loan losses                                              5,620           4,197           16,690          10,631
------------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                 86,607          87,260          259,308         262,137
Noninterest income
Service charges on deposit accounts                                   17,818          14,898           51,162          43,674
Credit card income                                                    11,518           9,990           31,361          26,915
Trust income                                                           3,848           3,660           11,588          11,062
Fees from processing services                                          4,483           3,683           12,784          10,635
Commission income                                                      4,955           5,538           14,797          13,587
ATM income                                                             2,920           2,824            8,545           8,143
Gain on sale of mortgage servicing rights                                  -          20,187                -          20,187
Mortgage income                                                        2,937             704            8,813           3,704
Other service charges and fees                                         3,302           2,874           10,117           9,112
Securities gains                                                         150           1,776            7,188           2,268
Other                                                                  1,158           1,224            4,186           3,519
------------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                            53,089          67,358          160,541         152,806
Noninterest expense
Salaries and wages                                                    46,372          43,485          134,547         126,106
Employee benefits                                                      9,162           7,880           27,178          24,957
Occupancy expense                                                      9,119           9,246           26,780          25,628
Equipment expense                                                     10,379           9,730           30,403          28,189
Other                                                                 31,931          30,916           96,777          90,617
------------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                          106,963         101,257          315,685         295,497
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                            32,733          53,361          104,164         119,446
Income taxes                                                          11,977          20,006           38,545          45,123
==============================================================================================================================
  Net income                                                         $20,756         $33,355          $65,619         $74,323
==============================================================================================================================
Other comprehensive income (loss), net of taxes
Unrealized securities gains (losses) arising during period              $337            $795           $1,867             $43
Less: reclassification adjustment for gains included in net income        95           1,110            1,520           1,124
------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of taxes                          242            (315)             347          (1,081)
------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                 $20,998         $33,040          $65,966         $73,242
==============================================================================================================================
Average shares outstanding                                        10,508,330      10,534,049       10,513,488      10,559,305
------------------------------------------------------------------------------------------------------------------------------
Per Share
Net income                                                             $1.98           $3.17            $6.24           $7.04
Cash dividends                                                          0.25            0.25             0.75            0.75
==============================================================================================================================
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2001

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries
                                                                                                 Accumulated
                                                       Class A  Class B                                Other
                                                        Common   Common              Retained  Comprehensive       Total
(thousands, except share data, unaudited)                Stock    Stock    Surplus   Earnings         Income      Equity
-------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1999                           $8,890   $1,720   $143,766   $567,801         $6,580    $728,757

Redemption of 76,585 shares of Class A
    common stock                                          (77)                        (4,652)                    (4,729)
Net income                                                                            74,323                     74,323
Unrealized securities losses, net of taxes                                                           (1,081)     (1,081)
Cash dividends                                                                        (7,929)                    (7,929)
========================================================================================================================
Balance at September 30, 2000                          $8,813    1,720   $143,766   $629,543         $5,499    $789,341
========================================================================================================================

Balance at December 31, 2000                           $8,813    1,709   $143,766   $650,148         $6,292    $810,728

Redemption of 16,300 shares of Class A
    common stock                                          (16)                        (1,408)                    (1,424)
Redemption of 15,833 shares of Class B
    common stock                                                   (15)               (1,408)                    (1,423)
Net income                                                                            65,619                     65,619
Unrealized securities losses, net of taxes                                                              347         347
Cash dividends                                                                        (7,884)                    (7,884)
========================================================================================================================
Balance at September 30, 2001                          $8,797    1,694   $143,766   $705,067         $6,639    $865,963
========================================================================================================================

See accompanying Notes to Consolidated Financial Statements


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2001

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries
                                                                                         Nine months ended September 30
                                                                                               2001               2000
------------------------------------------------------------------------------------------------------------------------
                                                                                         (thousands, unaudited)
OPERATING ACTIVITIES
Net income                                                                                  $65,619             $74,323
Adjustments to reconcile net income to cash
   provided  by operating activities:
  Amortization of intangibles                                                                 8,682               8,706
  Provision for loan losses                                                                  16,690              10,631
  Deferred tax expense (benefit)                                                              2,183              (1,296)
  Change in current taxes payable                                                            16,837               9,006
  Depreciation                                                                               25,152              22,566
  Change in accrued interest payable                                                         (4,128)             14,011
  Change in income earned not collected                                                      (2,167)             (7,087)
  Securities gains                                                                           (7,188)             (2,268)
  Gain on sale of mortgage servicing rights                                                       -             (20,187)
  Provision for branches to be closed                                                           895               2,681
  Origination of loans held for sale                                                       (257,492)           (109,578)
  Proceeds from sale of loans held for sale                                                 456,370             103,631
  Loss (gain) on loans held for sale                                                         (1,858)                225
  Net amortization of premiums                                                                3,498                  72
  Net change in other assets                                                                (16,031)             (2,172)
  Net change in other liabilities                                                            15,046                (150)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   322,108            $103,114
------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net change in loans outstanding                                                          (210,482)           (348,768)
  Purchases of investment securities held to maturity                                      (945,543)         (1,088,398)
  Purchases of investment securities available for sale                                     (11,295)            (20,352)
  Maturities of investment securities held to maturity                                      289,493             747,906
  Sales and maturities of investment secruities available for sale                            6,924               2,337
  Proceeds from sale of mortgage servicing rights                                                 -              26,513
  Net change in overnight investments                                                      (194,194)             22,947
  Dispositions of premises and equipment                                                      4,800               2,971
  Additions to premises and equipment                                                       (62,439)            (55,385)
------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                    (1,122,736)           (710,229)
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net change in time deposits                                                               305,869             504,242
  Net change in demand and other interest-bearing deposits                                  367,489              (9,198)
  Net change in short-term borrowings                                                        43,143              63,021
  Originations of long-term obligations                                                      30,522                   -
  Repurchases of common stock                                                                (2,847)             (4,729)
  Cash dividends paid                                                                        (7,884)             (7,929)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   736,292             545,407
------------------------------------------------------------------------------------------------------------------------
Change in cash and due from banks                                                           (64,336)            (61,708)
Cash and due from banks at beginning of period                                              755,930             591,605
------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                                   $691,594           $ 529,897
========================================================================================================================
CASH PAYMENTS FOR:
  Interest                                                                                 $276,525           $ 232,063
  Income taxes                                                                               40,248              36,597
------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized securities gains (losses)                                                        6,924              (1,735)
  Reclassification of loans to available for sale                                           177,817                   -
------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.



First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2001

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

Note B
Subsequent Event
     On October 10, 2001, BancShares issued $100 million in trust preferred capital securities through its subsidiary FCB/NC Capital Trust II. The securities earn interest at an annual rate of 8.40 percent and mature on October 31, 2031. For regulatory capital purposes, the securities qualify as Tier 1 capital.


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2001

 Financial Summary
                                                                                                                            Table 1
                                                           2001                               2000                Nine Months Ended
 (thousands, except per share data         Third         Second          First        Fourth        Third            September 30
    and ratios)                          Quarter        Quarter        Quarter       Quarter       Quarter         2001       2000
------------------------------------------------------------------------------------------------------------------------------------
                                      C>                           C>
Summary of Operations
Interest income                        $176,709      $182,660     $189,026      $189,328      $182,966       $548,395      $518,842
Interest expense                         84,482        91,472       96,443        96,754        91,509        272,397       246,074
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                      92,227        91,188       92,583        92,574        91,457        275,998       272,768
Provision for loan losses                 5,620         5,394        5,676         4,857         4,197         16,690        10,631
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for loan losses                      86,607        85,794       86,907        87,717        87,260        259,308       262,137
Noninterest income                       53,089        54,641       52,811        49,384        67,358        160,541       152,806
Noninterest expense                     106,963       105,922      102,800        99,287       101,257        315,685       295,497
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes               32,733        34,513       36,918        37,814        53,361        104,164       119,446
Income taxes                             11,977        12,509       14,059        13,826        20,006         38,545        45,123
------------------------------------------------------------------------------------------------------------------------------------
Net income                              $20,756       $22,004      $22,859       $23,988       $33,355        $65,619       $74,323
====================================================================================================================================
Net interest income-taxable equivalent  $92,698       $91,678      $93,091       $93,240       $92,162       $277,468      $274,950
------------------------------------------------------------------------------------------------------------------------------------
Selected Averages
Total assets                        $11,333,123    $11,128,229  $10,785,178   $10,420,204   $10,167,665   $11,083,960    $9,866,386
Investment securities                 2,195,064     2,042,987    1,854,401     1,747,536     1,633,653      2,032,072     1,575,286
Loans                                 7,054,247     7,139,623    7,101,238     7,077,991     7,036,622      7,098,197     6,914,735
Interest-earning assets              10,126,568     9,952,752    9,616,497     9,365,530     9,142,585      9,900,481     8,867,141
Deposits                              9,496,699     9,337,298    9,037,155     8,693,634     8,524,930      9,291,841     8,289,283
Interest-bearing liabilities          8,851,916     8,721,873    8,470,303     8,126,969     7,886,410      8,683,102     7,654,004
Long-term obligations                   161,587       154,831      154,639       154,609       154,979        157,044       154,642
Shareholders' equity                   $857,417      $838,806     $819,289      $799,234      $770,418       $838,262      $751,643
Shares outstanding                   10,508,330    10,511,028   10,521,253    10,528,679    10,534,049     10,513,488    10,559,305
------------------------------------------------------------------------------------------------------------------------------------
Selected Period-End Balances
Total assets                        $11,522,525    $11,289,166  $11,145,917   $10,691,617   $10,361,296   $11,522,525   $10,361,296
Investment securities                 2,482,123     1,987,085    1,868,886     1,816,720     1,730,439      2,482,123     1,730,439
Loans                                 7,109,584     7,058,070    7,124,535     7,109,692     7,097,773      7,109,584     7,097,773
Interest-earning assets              10,217,283     9,981,549    9,870,346     9,357,794     9,278,658     10,217,283     9,278,668
Deposits                              9,645,226     9,480,108    9,365,356     8,971,868     8,668,642      9,645,226     8,668,642
Interest-bearing liabilities          9,007,989     8,807,409    8,730,946     8,384,692     8,068,241      9,007,989     8,068,241
Long-term obligations                   184,018       154,829      154,836       154,332       154,687        184,018       154,687
Shareholders' equity                   $865,963      $849,297     $830,135      $810,728      $789,341       $865,963      $789,341
Shares outstanding                   10,490,703    10,509,956   10,513,475    10,522,836    10,533,814     10,490,703    10,533,814
------------------------------------------------------------------------------------------------------------------------------------
Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets                               0.74%         0.79%        0.86%         0.92%         1.31%          0.79%         1.01%
Shareholders' equity                       9.82         10.52        11.32         11.94         17.22          10.47         13.21
Dividend payout ratio                     12.63         11.96        11.52         10.96          7.89          12.02         10.65
------------------------------------------------------------------------------------------------------------------------------------
Liquidity and Capital Ratios (averages)
Loans to deposits                         74.28%        76.46%       78.58%        81.42%        82.54%         76.39%        83.42%
Shareholders' equity to total assets       7.57          7.54         7.60          7.67          7.58           7.56          7.62
Time certificates of $100,000 or more
    to total deposits                     11.92         11.37        10.60          9.92          9.54          11.28          9.29
------------------------------------------------------------------------------------------------------------------------------------
Per Share of Stock
Net income                                $1.98         $2.09        $2.17         $2.28         $3.17          $6.24         $7.04
Cash dividends                             0.25          0.25         0.25          0.25          0.25           0.75          0.75
Book value at period end                  82.55         80.81        78.96         77.04         74.93          82.55         74.93
Tangible book value at period end         71.64         69.65        67.52         65.76         64.77          71.64         64.77
------------------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2001

 Outstanding Loans by Type
                                                                                                                     Table 2
                                                     2001                                          2000
-----------------------------------------------------------------------------------------------------------------------------
                                                         Third         Second          First          Fourth          Third
(thousands)                                            Quarter        Quarter         Quarter         Quarter        Quarter
-----------------------------------------------------------------------------------------------------------------------------
Real estate:
    Construction and land development                 $638,927       $638,751        $237,354        $216,439       $209,592
    Mortgage:
        1-4 family residential                       1,338,655      1,384,449       1,596,920       1,550,329      1,515,694
        Commercial                                   1,798,157      1,702,115       1,997,798       1,993,067      1,980,802
        Equity Line                                    970,295        913,759         862,231         851,810        838,198
        Other                                          169,948        177,787         186,740         186,247        201,107
-----------------------------------------------------------------------------------------------------------------------------
Total real estate                                    4,915,982      4,816,861       4,881,043       4,797,892      4,745,393
Commercial and industrial                              931,850        948,098         943,722         933,515        942,507
Consumer                                             1,096,775      1,132,118       1,140,407       1,218,134      1,248,793
Lease financing                                        142,305        136,806         134,352         134,483        134,655
Other                                                   22,672         24,187          25,011          25,668         26,425
-----------------------------------------------------------------------------------------------------------------------------
Total loans                                          7,109,584      7,058,070       7,124,535       7,109,692      7,097,773
Less reserve for loan losses                           105,775        105,025         103,825         102,655        101,565
-----------------------------------------------------------------------------------------------------------------------------
Net loans                                           $7,003,809    $ 6,953,045     $ 7,020,710     $ 7,007,037    $ 6,996,208
-----------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2001

Investment Securities
                                                                                                                        Table 3
                                                   September 30, 2001                          September 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                               Average  Taxable                            Average   Taxable
                                            Book       Fair   Maturity Equivalent        Book       Fair  Maturity Equivalent
(thousands)                                Value      Value (Yrs./Mos.)   Yield         Value      Value (Yrs./Mos.)   Yield
--------------------------------------------------------------------------------------------------------------------------------
U. S. Government:
Within one year                       $2,048,934 $2,076,706    0/7         5.11 %  $1,363,229 $1,353,193    0/6         6.22 %
One to five years                        371,974    376,703    1/5         3.74       317,202    317,700    1/6         6.91
Five to ten years                            179        188    7/10        8.03           222        224    8/8         8.04
Over ten years                             6,027      6,234   25/3         7.40         8,336      8,279   26/3         7.37
--------------------------------------------------------------------------------------------------------------------------------
Total                                  2,427,114  2,459,831    0/8         4.90     1,688,989  1,679,396    0/8         6.35
State, county and municipal:
Within one year                              753        761    0/8         6.20         1,150      1,154    0/4         7.20
One to five years                          1,002      1,036    2/5         6.67         1,759      1,774    2/8         7.42
Five to ten years                            143        151    7/7         5.88
Over ten years                             1,411      1,534   15/1         5.47         1,538      1,588   17/6         8.58
--------------------------------------------------------------------------------------------------------------------------------
Total                                      3,309      3,482   10/4         6.00         4,447      4,516    7/3         7.76
Other
Within one year                               35         35    0/4         6.02            10         10    0/4         5.88
One to five years                             10         10    1/4         6.50            45         45    1/7         6.64
Five to ten years                            250        250    6/10        7.75           250        250    8/1         4.50
--------------------------------------------------------------------------------------------------------------------------------
Total                                        295        295    4/6         7.13           305        305    5/1         5.11
--------------------------------------------------------------------------------------------------------------------------------
Total securities held to maturity      2,430,718  2,463,608    0/9         4.90 %   1,693,741  1,684,217   0/10         6.36 %
Marketable equity securities              41,697     51,405     -            -         24,500     36,698     -              -
--------------------------------------------------------------------------------------------------------------------------------
Total investment securities           $2,472,415 $2,515,013     -            -     $1,718,241 $1,720,915     -              -
--------------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2001

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Third Quarter
                                                                                                                  Table 4
                                                        2001                             2000         Increase (decrease) due to:
                                                    Interest                         Interest
                                           Average    Income   Yield       Average     Income  Yield                Yield
(thousands)                                Balance   Expense   /Rate       Balance    Expense  /Rate      Volume    /Rate     Total
------------------------------------------------------------------------------------------------------------------------------------
Assets
Total loans                             $7,054,247  $139,146    7.83 %  $7,036,622   $150,752   8.52 %      $488 ($12,094) ($11,606)
Investment securities:
U. S. Government                         2,149,139    28,958    5.35     1,600,409     24,953   6.20       7,988   (3,983)    4,005
State, county and municipal                  4,675       100    8.49         4,461         96   8.56           5       (1)        4
Other                                       41,250     1,187   11.42        28,783        118   1.63         206      863     1,069
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities              2,195,064    30,245    5.47     1,633,653     25,167   6.13       8,199   (3,121)    5,078
Overnight investments                      877,257     7,789    3.52       472,310      7,752   6.53       5,129   (5,092)       37
====================================================================================================================================
Total interest-earning assets          $10,126,568  $177,180    6.95 %  $9,142,585   $183,671   7.99 %   $13,816 ($20,307)  ($6,491)
====================================================================================================================================

Liabilities
Deposits:
Checking With Interest                  $1,145,737    $1,348    0.47 %  $1,051,003     $1,555   0.59 %      $125    ($332)    ($207)
Savings                                    610,378     1,611    1.05       628,857      2,363   1.49         (63)    (689)     (752)
Money market accounts                    1,757,093    13,088    2.96     1,455,076     16,487   4.51       2,847   (6,246)   (3,399)
Time deposits                            4,506,419    60,583    5.33     4,012,339     59,539   5.90       7,060   (6,016)    1,044
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits          8,019,627    76,630    3.79     7,147,275     79,944   4.45       9,969  (13,283)   (3,314)
Federal funds purchased                     58,941       505    3.40        38,365        645   6.69         262     (402)     (140)
Repurchase agreements                      226,348     1,224    2.15       181,891      2,360   5.16         408   (1,544)   (1,136)
Master notes                               336,660     2,398    2.83       308,841      4,448   5.73         301   (2,351)   (2,050)
Other short-term borrowings                 48,753       491    4.00        55,059        944   6.82         (85)    (368)     (453)
Long-term obligations                      161,587     3,234    7.94       154,979      3,168   8.13         138      (72)       66
====================================================================================================================================
Total interest-bearing liabilities      $8,851,916   $84,482    3.79 %  $7,886,410    $91,509   4.62 %   $10,993 ($18,020)  ($7,027)
====================================================================================================================================
Interest rate spread                                            3.16 %                          3.37 %
------------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                           $92,698    3.64 %                $92,162   4.01 %    $2,823  ($2,287)     $536
------------------------------------------------------------------------------------------------------------------------------------
Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes,  federal income taxes only, or state income taxes only, are stated on a  taxable-equivalent basis assuming a statutory  federal income tax rate of 35% and state income tax rate of 7.00% for each period.  The  taxable-equivalent  adjustment was
$471 for 2001 and $705 for 2000.


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2001

 Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Nine Months                                            Table 5
                                                   2001                            2000              Increase (decrease) due to:
--------------------------------------------------------------------------------------------------------------------------------
                                                 Interest                        Interest
                                       Average    Income/ Yield/       Average    Income/  Yield/                Yield/   Total
(thousands)                            Balance    Expense   Rate       Balance    Expense    Rate       Volume     Rate  Change
--------------------------------------------------------------------------------------------------------------------------------
Assets
Total loans                         $7,098,196   $436,191   8.21 %  $6,914,735   $433,463    8.37 %    $11,244  ($8,516) $2,728
Investment securities:
U. S. Government                     1,985,650     86,379   5.82     1,549,675     69,192    5.96       19,122   (1,935) 17,187
State, county and municipal              4,892        316   8.64         4,057        258    8.49           53        5      58
Other                                   41,531      1,820   5.86        21,554        373    2.31          610      837   1,447
--------------------------------------------------------------------------------------------------------------------------------
Total investment securities          2,032,073     88,515   5.82     1,575,286     69,823    5.92       19,785   (1,093) 18,692
Overnight investments                  770,212     25,159   4.37       377,120     17,738    6.28       15,636   (8,215)  7,421
--------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets       $9,900,481   $549,865   7.42 %  $8,867,141   $521,024    7.85 %    $46,665 ($17,824)$28,841
================================================================================================================================

Liabilities
Deposits:
Checking with Interest              $1,129,054     $4,966   0.59 %  $1,063,527     $4,669    0.59 %       $293       $4    $297
Savings                                608,646      5,429   1.19       642,781      7,392    1.54         (337)  (1,626) (1,963)
Money market accounts                1,693,769     44,694   3.53     1,463,926     46,039    4.20        6,606   (7,951) (1,345)
Time deposits                        4,434,486    189,439   5.71     3,770,027    156,314    5.54       27,932    5,193  33,125
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits      7,865,955    244,528   4.16     6,940,261    214,414    4.13       34,494   (4,380) 30,114
Federal funds purchased                 68,075      2,259   4.44        36,113      1,674    6.19        1,269     (684)    585
Repurchase agreements                  210,970      4,808   3.05       163,181      5,923    4.85        1,408   (2,523) (1,115)
Master notes                           329,139      9,295   3.78       303,394     11,859    5.22          854   (3,418) (2,564)
Other short-term borrowings             51,919      1,927   4.96        56,413      2,728    6.46         (193)    (608)   (801)
Long-term obligations                  157,044      9,580   8.16       154,642      9,476    8.19          143      (39)    104
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities  $8,683,102   $272,397   4.19 %  $7,654,004   $246,074    4.29 %    $37,975 ($11,652)$26,323
================================================================================================================================
Interest rate spread                                        3.23 %                           3.56 %
--------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                       $277,468   3.75 %               $274,950    4.14 %     $8,690  ($6,172) $2,518
--------------------------------------------------------------------------------------------------------------------------------

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and state income tax rate of 7.00% for each period. The taxable-equivalent adjustment was $1,470 for 2001 and $2,182 for 2000.

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2001

Summary of Loan Loss Experience and Risk Elements
                                                                                                          Table 6
                                                           2001                             2000
                                      -----------------------------------------   ----------------------------  Nine Months Ended
                                           Third         Second        First       Fourth         Third           September 30
(thousands, except ratios)               Quarter        Quarter      Quarter      Quarter       Quarter         2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Reserve balance at beginning of period  $105,025      $ 103,825    $ 102,655    $ 101,565     $ 100,515     $102,655       $98,690
Adjustment for sale of loans                               (777)           -            -             -         (777)
Provision for loan losses                  5,620          5,394        5,676        4,857         4,197       16,690        10,631
Net charge-offs:
Charge-offs                               (5,462)        (4,386)      (5,273)      (5,232)       (3,989      (15,121)      (10,674)
Recoveries                                   592            969          767        1,465           842        2,328         2,918
-----------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                           (4,870)        (3,417)      (4,506)      (3,767)       (3,147)     (12,793)       (7,756)
===================================================================================================================================
Reserve balance at end of period        $105,775      $ 105,025    $ 103,825    $ 102,655     $ 101,565     $105,775      $101,565
===================================================================================================================================
Historical Statistics
Balances
Average total loans                   $7,054,247    $ 7,139,623   $7,101,238   $7,077,991   $ 7,036,622   $7,098,196    $6,914,735
Total loans at period-end              7,109,584      7,058,069    7,124,535    7,109,692     7,097,773    7,109,584     7,097,773
-----------------------------------------------------------------------------------------------------------------------------------
Risk Elements
Nonaccrual loans                         $13,349       $ 12,658     $ 12,830     $ 15,933      $ 13,918      $13,349       $13,918
Other real estate acquired through
      foreclosure                          4,242          2,798        3,082        1,880         2,079        4,242         2,079
-----------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets               $17,591       $ 15,456     $ 15,912     $ 17,813      $ 15,997      $17,591       $15,997
-----------------------------------------------------------------------------------------------------------------------------------
Accruing loans 90 days or more past due  $14,993       $ 10,371      $ 6,413      $ 6,731       $ 6,866      $14,993        $6,866
-----------------------------------------------------------------------------------------------------------------------------------
Ratios
Net charge-offs (annualized) to average
      total loans                           0.27%          0.19%        0.26%        0.21%         0.18%        0.24%         0.15%
Reserve for loan losses to total loans
      at period-end                         1.49           1.49         1.46         1.44          1.43         1.49          1.43
Nonperforming assets to total loans plus
      foreclosed real estate at period-end  0.25           0.22         0.22         0.25          0.23         0.25          0.23
-----------------------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2001

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

SUMMARY
     BancShares realized a decrease in earnings during the third quarter of 2001 compared to the third quarter of 2000. Consolidated net income during the third quarter of 2001 was $20.8 million, compared to $33.4 million earned during the corresponding period of 2000, a reduction of $12.6 million or 37.8 percent. Net income per share during the third quarter of 2001 totaled $1.98, compared to $3.17 during the third quarter of 2000.
     Much of the decrease in earnings can be attributed to the nonrecurring gain recognized on the sale of mortgage servicing rights and higher securities gains recorded during the third quarter of 2000. The sale of mortgage servicing rights and the securities transactions contributed after-tax gains of $13.7 million during the third quarter of 2000. Ignoring the impact of the non-recurring items during both periods, net income for the third quarter of 2001 would have been $20.7 million, compared to $19.6 million during 2000, an increase of 5.3 percent.
     Return on average assets was 0.74 percent for the third quarter of 2001 compared to 1.31 percent during the same period of 2000. Return on average equity was 9.82 percent for the third quarter of 2001 compared to 17.22 percent for the same quarter of 2000. Adjusting for the impact of the nonrecurring items, net income per share was $1.97 during the third quarter of 2001, compared to $1.86 per share during the same period of 2000. The adjusted annualized return on average assets was 0.72 percent for the third quarter of 2001, compared to 0.77 percent for the third quarter of 2000. The adjusted return on average shareholders' equity was 9.56 percent for the third quarter of 2001, compared to 10.11 percent for the same period of 2000.
     For the first nine months of 2001, BancShares recorded net income of $65.6 million, compared to $74.3 million earned during the first nine months of 2000, a reduction of $8.7 million or 11.7 percent. Net income per share for the first nine months of 2001 was $6.24, compared to $7.04 during the same period of 2000. BancShares returned 0.79 percent on average assets during the first nine months of 2001 compared to 1.01 percent during the corresponding period of 2000. The return on average equity for 2001 was 10.47 percent, compared to 13.21 percent for the same period in 2000. The reduction in year-to-date net income was the result of higher noninterest expense and provision for loan losses, partially offset by higher noninterest income and net interest income.
     For the nine-month period ended September 30, 2001, gains on securities transactions contributed $4.5 million after tax to net income. In addition to the $12.6 million after tax gain from the sale of mortgage servicing rights recorded during 2000, securities transactions during the first nine months of 2000 contributed $1.4 million after tax to net income. Adjusting for the impact of all nonrecurring gains, net income would have been $61.1 million during 2001 and $60.3 million during 2000, a 1.3 percent increase in 2001. Adjusted net income per share would have been $5.81 for 2001 and $5.71 for 2000. The adjusted annualized return on average assets and average equity would have been 0.74 percent for the nine months ended September 30, 2001, compared to 0.82 percent for the same period of 2000. Adjusting for nonrecurring items, the return on average equity would have been 9.70 percent and 10.72 percent, respectively, for the nine months ended September 30, 2001 and 2000.
     Various profitability,  liquidity and capital ratios are presented in Table
1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the third quarter and Table 5 for the first nine months of 2001 and 2000.

INTEREST-EARNING ASSETS
     Interest-earning assets for the third quarter of 2001 averaged $10.13 billion, an increase of $984.0 million or 10.8 percent from the third quarter of 2000. For the nine months ended September 30, 2001, earning assets averaged $9.90 billion, an increase of $1.03 billion or 11.7 percent over the same period of 2000. These increases result primarily from growth in the investment securities portfolio and overnight investments.
     Loans. At September 30, 2001 and 2000, gross loans totaled $7.11 billion and $7.10 billion, respectively. As of December 31, 2000, gross loans were $7.11 billion. Loan growth among business loans essentially offset the impact of the sale of $177.9 million in residential mortgage loans during the second quarter of 2001. Loans secured by real estate totaled $4.92 billion at September 30, 2001, compared to $4.75 billion at September 30, 2000, an increase of $170.6 million or 3.6 percent. This growth results primarily from strong growth among business lending and retail EquityLine lending. Consumer loans were $1.10 billion at September 30, 2001, a $152.0 million or 12.2 percent reduction from the $4.75 billion outstanding at September 30, 2000. The reduction among consumer loans has primarily resulted from lower sales finance loan activity during late 2000 and early 2001. Table 2 details outstanding loans by type for the past five quarters.
     During the third quarter of 2001, loans averaged $7.05 billion, an increase of $17.6 million or 0.3 percent from the comparable period of 2000. Loan growth during 2001 has suffered due to current economic conditions. For the year-to-date, loans have averaged $7.10 billion for 2001 compared to $6.91 billion for the same period of 2000. This $183.5 million or 2.7 percent increase is due to growth among business and retail real estate lending.
     Despite the recent downward pressure on interest rates, management anticipates diminished customer demand for business loan products due to the economic uncertainty confronting many customers. Management projects continued reductions in retail installment loans, and growth prospects among business customers appear uncertain. All growth projections, however, are subject to change as a result of further economic deterioration or improvement.
     Investment securities. At September 30, 2001 and 2000, the investment portfolio totaled $2.48 billion and $1.73 billion, respectively. At December 31, 2000, the investment portfolio was $1.82 billion. The $751.7 million growth in the securities portfolio since September 30, 2000 results from deposit growth, which has significantly outpaced the growth in loan demand. The additional liquidity generated by deposit growth has been invested in the securities portfolio. Average investment securities increased by $561.4 million or 34.4 percent from the third quarter ended in 2000 to the third quarter ended in 2001, the result of strong deposit growth. All securities that are classified as held-to-maturity reflect BancShares' ability and positive intent to hold those investments until maturity. Marketable equity securities are classified as available-for-sale and are reported at their aggregate fair value. Table 3 presents detailed information relating to the investment securities portfolio.
     Income on Interest-Earning Assets. Interest income amounted to $176.7 million during the third quarter of 2001, a 3.4 percent decrease from the third quarter of 2000. The unfavorable impact of lower asset yields more than offset the benefit resulting from growth among interest-earning assets, causing the reduction in interest income in the third quarter of 2001 when compared to the same period of 2000.
     The taxable-equivalent yield on interest-earning assets for the third quarter of 2001 was 6.95 percent, compared to 7.99 percent for the corresponding period of 2000. The lower yield on earning assets during 2001 results primarily from a decrease in the taxable-equivalent loan yield, the result of decreased market rates. Additionally, substantially all of the growth among interest-earning assets has been among the lower-yielding assets - investment securities and overnight investments. Investment securities and overnight investments represented 30.3 percent of average interest-earning assets during the third quarter of 2001, compared to 23.0 percent during the same period of 2000.
     Loan interest income for the third quarter of 2001 was $138.7 million, a decrease of $11.4 million or 7.6 percent from the third quarter of 2000, due to decreased yields. The taxable-equivalent yield on the loan portfolio was 7.83 percent during the third quarter of 2001, compared to 8.52 percent during the same period of 2000, the decrease resulting from lower market rates.
     For the nine months ended September 30, 2001, loan interest income was $434.8 million, an increase of $3.5 million or 0.8 percent over the same period of 2000. The modest increase in interest income during the nine-month period reflects the sluggish growth in the loan portfolio, the impact of which was largely offset by lower asset yields.
     Income earned on the investment securities portfolio amounted to $30.2 million during the third quarter of 2001 and $25.1 million during the same period of 2000, an increase of $5.1 million or 20.2 percent. This increase is the result of a $561.4 million or 34.4 percent increase in the average securities portfolio. The investment securities portfolio taxable-equivalent yield fell to 5.47 percent for the quarter ended September 30, 2001, compared to
6.13 percent for the quarter ended September 30, 2000, the lower yields reflecting general market conditions.
     For the nine months ended September 30, 2001, interest income from investment securities was $88.4 million, compared to $69.7 million during the same period of 2000, an increase of $18.7 million or 26.8 percent. The higher income is the result of a 29.0 percent increase in the average securities portfolio. The yield on average investment securities dropped from 5.92 percent for the nine month period ended September 30, 2000 to 5.82 for the same period of 2001. As existing securities continue to mature, given the low level of current loan demand, management expects that substantially all of the proceeds will be reinvested in the investment securities portfolio. Based on current market conditions, management believes this will result in continued reductions in the portfolio's taxable-equivalent yield.

INTEREST-BEARING LIABILITIES
     At September 30, 2001 and 2000, interest-bearing liabilities totaled $9.01 billion and $8.07 billion, respectively, compared to $8.38 billion as of
December 31, 2000. During the third quarter of 2001, interest-bearing liabilities averaged $8.85 billion, an increase of $965.5 million or 12.2 percent from the third quarter of 2000. Total interest-bearing liabilities averaged $8.68 billion during the first nine months of 2001, compared to $7.65 billion during the same period of 2000, an increase of $1.03 billion or 13.4 percent. Growth in the third quarter and the year-to-date both result from strong growth among interest-bearing deposits.
     Deposits. At September 30, 2001, total deposits were $9.65 billion, an increase of $976.6 million or 11.3 percent over September 30, 2000. Compared to the December 31, 2000 balance of $8.97 billion, total deposits have increased $673.4 million or 7.5 percent.
     Average interest-bearing deposits were $8.02 billion during the third quarter of 2001 compared to $7.15 billion during the third quarter of 2000, an increase of $872.4 million or 12.2 percent. During the third quarter of 2001, average time deposits increased $494.1 million or 12.3 percent. Average money market accounts increased $302.0 million, an increase of 20.8 percent. Average interest-bearing liabilities increased $1.03 billion from $7.65 billion during the first nine months of 2000 to $8.68 billion during the first nine months of 2001. The 13.4 percent increase in average interest-bearing liabilities included a $664.5 million or 17.6 percent increase in average time deposits. Further growth resulted from higher average money market accounts, which increased $229.8 million or 15.7 percent. Although some of the growth in deposits during the third quarter relates to seasonal factors, management attributes much of the growth during 2001 to continuing volatility in equity markets, which has caused many investors to seek the safety of traditional bank deposits.
     Short-term Borrowings. At September 30, 2001, short-term borrowings totaled $676.4 million compared to $632.4 million at December 31, 2000 and $632.3 million at September 30, 2000. For the quarters ended September 30, 2001 and 2000, short-term borrowings averaged $670.7 million and $584.2 million, respectively. This $86.5 million or 14.8 percent increase resulted primarily from growth among overnight repurchase agreements and master notes.
     Long-term Obligations. At September 30, 2001, long-term obligations totaled $184.0 million, an increase of $29.3 million or 19.0 percent over September 30, 2000. The increase results from $30 million in debt incurred by ASB during the third quarter. As a result of favorable borrowing conditions and a need for long-term borrowings for more effective interest rate management, ASB entered into a 10-year and 20-year borrowing arrangement during the third quarter. During the third quarter of 2001, long-term obligations averaged $161.6 million, compared to $155.0 million during the same period of 2000. For the nine-month period ended September 30, long-term borrowings averaged $157.0 million in 2001 and $154.6 million in 2000.
     On October 10, 2001, BancShares issued $100 million in trust preferred capital securities. These 30-year borrowings were issued at a rate of 8.40 percent. These securities qualify for Tier 1 capital for regulatory purposes, and management expects that the proceeds from these long-term obligations will be used to support future expansion at FCB and ASB.
     Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $84.5 million during the third quarter of 2001, a $7.0 million or
7.7 percent reduction from the third quarter of 2000. The lower interest expense was the result of lower market rates, partially offset by higher average volume. The average rate on these liabilities decreased 83 basis points from the 4.62 percent during the third quarter of 2000 compared to 3.79 percent during the same period of 2001. For the third quarter, the rate on average money market accounts decreased 155 basis points from 4.51 percent during the third quarter of 2000 to 2.96 percent during the third quarter of 2001, while the average rate on time deposits decreased 57 basis points from 5.90 percent during the third quarter of 2000 to 5.33 percent during the third quarter of 2001.
     Many of BancShares' non-deposit funding sources are indexed to federal funds rates. As a result of the significant reductions in federal funds rates during 2001, the rate on these borrowings has dropped. The rate on average master notes for the third quarter of 2001 was 2.83 percent, while the rate was
5.73 percent during the same period in 2000. The rate on overnight repurchase obligations has dropped from 5.16 percent during the third quarter of 2000 to
2.15 percent during the third quarter of 2001.
     For the year-to-date, interest expense was $272.4 million, compared to $246.1 million for the same period of 2000. The $26.3 million or 10.7 percent increase results from higher average volume, the impact of which was partially offset by lower interest rates. The rate on all interest-bearing liabilities fell from 4.29 percent during the first nine months of 2000 to 4.19 percent during the same period of 2001. The rate on average interest-bearing deposits increased three basis points to 4.16 percent during 2001, the impact of which was more than offset by the reduction in the rate on short-term borrowings tied to federal funds rates.

NET INTEREST INCOME
     Net interest income totaled $92.2 million during the third quarter of 2001, an increase of $770,000 or 0.8 percent from the third quarter of 2000. The taxable-equivalent net yield on interest-earning assets was 3.64 percent for the third quarter of 2001, a decrease of 37 basis points from the 4.01 percent reported for the third quarter of 2000. The taxable equivalent interest rate spread for the third quarter of 2001 was 3.16 percent compared to 3.37 percent for the same period of 2000. The lower net yield on interest-earning assets resulted from the yields on interest-earning assets declining more than the rate on interest-bearing liabilities.
     A principal objective of BancShares' asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.
     Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. Despite the interest rate volatility during 2001 and the changes in asset composition, BancShares' portfolios of assets and liabilities that are sensitive to changes in interest rates have not changed significantly since December 31, 2000.
Therefore, as of September 30, 2001, BancShares' market risk profile has not changed significantly from December 31, 2000. BancShares continues to experience a liability-sensitive position which results in lower net interest income during periods of rising interest rates. However, as a result of asset growth rates at levels that exceed deposit growth rates, the liability sensitive position as a percentage of interest-earning assets has narrowed since December 31, 2000.

ASSET QUALITY
     Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating probable credit losses. Management periodically reviews the assumptions imbedded within the models used to calculate the loan loss reserve. Business loans are generally graded, and those credit grades become the basis for the loss estimates based on historical experience. For all other loans, loss estimates are made by management based on historical data, current trends and estimated repayment frequencies.
     Based on the model, at September 30, 2001, the reserve for loan losses amounted to $105.8 million or 1.49 percent of loans outstanding. This compares to $102.7 million or 1.44 percent of loans outstanding at December 31, 2000, and $101.6 million or 1.43 percent of loans outstanding at September 30, 2000. Management considers the established reserve adequate to absorb losses that relate to loans outstanding at September 30, 2001. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of adjustments to the reserve based on their judgments of information available to them at the time of their examination.
     The provision for loan losses charged to operations during the third quarter of 2001 was $5.6 million, compared to $4.2 million during the third quarter of 2000. For the nine month periods ended September 30, total provision for loan losses was $16.7 million for 2001 and $10.6 million for 2000. The $6.1 million increase reflects recognition of probable losses due to the current economic environment and the resulting increases in nonperforming assets and delinquencies.
     Net charge-offs for the nine month period ended September 30, 2001 totaled $12.8 million, compared to $7.8 million during the same period of 2000. As a percentage of average loans outstanding, the losses represent 0.24 percent for the nine months ended September 30, 2001, compared to 0.15 percent for the same period of 2000. Gross charge-offs totaled $15.1 million for the nine month period ended September 30, 2001 and $10.7 million for the nine month period ended September 30, 2000. Recoveries were $2.3 million and $2.9 million for the respective periods. The increased levels of charge-offs during 2001 primarily result from higher business and credit card charge-offs.
     Management remains committed to maintaining high levels of credit quality. Table 6 provides details concerning the reserve and provision for loan losses over the past five quarters and for the year-to-date for 2001 and 2000.
     Nonperforming assets. At September 30, 2001, BancShares' nonperforming assets amounted to $17.6 million or 0.25 percent of gross loans plus foreclosed properties, compared to $17.8 million at December 31, 2000, and $16.0 million at September 30, 2000. Loans past due more than 90 days increased from $6.9 million at September 30, 2000 to $15.0 million at September 30, 2001, primarily due to higher past dues among residential mortgage loans. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

NONINTEREST INCOME
     During the first nine months of 2001, noninterest income was $160.5 million, compared to $152.8 million during the same period of 2000. The $7.7 million or 5.1 percent increase was due to increases in service charges on deposit accounts, securities gains and credit card income. Excluding nonrecurring gains, noninterest income for 2001 would have been $153.4 million, compared to $130.4 million in 2000, an increase of $23.0 million or 17.6 percent.
     During 2001, noninterest income benefited from an additional $7.5 million in service charges on deposit accounts. This represents a 17.1 percent increase during the first nine months of 2001 compared to the first nine months of 2000, the result of higher commercial service charges and bad check fees.
     BancShares reported $7.2 million in securities gains during the first nine months of 2001 compared to $2.3 million during 2001, a $4.9 million or 216.9 percent increase over 2000. These gains resulted from the sale and exchange of available-for-sale securities. Noninterest income from the credit card operation contributed an additional $4.4 million during the first nine months of 2001 compared to the same period of 2000. This represents a 16.5 percent increase over the first nine months of 2000, the result of higher merchant income and interchange income generated by card usage.
     Mortgage noninterest income contributed an additional $5.1 million during the first nine months of 2001 compared to the same period of 2000. This increase represents a 137.9 percent increase over the same period of 2000, primarily the result of gains recognized on the sale of $177.9 million in residential mortgage loans during the second quarter of 2001.
     During 2001, fees from processing services were $12.8 million compared to $10.6 million during 2000, an increase of $2.1 million or 20.2 percent from the same period in 2000. This growth resulted from growth in transactions processed on behalf of client banks.
     While the amounts of the variances are different, the reasons for the changes in components of noninterest income during the three-month periods ended September 30 are the same as the explanations for the changes in the nine-month periods ended September 30, except where otherwise noted.

NONINTEREST EXPENSE
     Noninterest expense was $315.7 million for the first nine months of 2001, a
6.8 percent increase over the $295.5 million recorded during the same period of 2000. Much of the $20.2 million increase in noninterest expense relates to higher personnel costs. Salaries and wages increased $8.4 million from $126.1 million for the first nine months of 2000 to $134.5 million for same period in 2001. Employee benefits expense increased $2.2 million or 8.9 percent during the first nine months of 2001, compared to the corresponding period of 2000 due to the larger employee population, increased insurance costs and higher pension expenses.
     Equipment expense was $30.4 million and $28.2 million for the first nine months of 2001 and 2000, respectively. The $2.2 million increase resulted from higher software depreciation, maintenance contract costs and depreciation on hardware. Occupancy expense increased $1.2 million or 4.5 percent during the first nine months of 2001, the result of higher depreciation and utility expenses. During 2001, occupancy expense benefited from an $807,000 reduction in the provision for branches to be closed, an accrual established for lease payments relating to branches that management has elected to close prior to the lease maturity.
     The $6.2 million, or 6.8 percent, increase in other expenses resulted from higher credit card processing costs, net other charge offs and core deposit amortization. The increase in other expense during 2001 was partially offset by a $979,000 reduction in impairment losses recorded for branches to be closed.
     While the amounts of the variances are different, the reasons for the changes in components of noninterest expense during the three-month periods ended September 30 are the same as the explanations for the changes in the nine-month periods ended September 30, except where otherwise noted.

INCOME TAXES
     Income tax expense amounted to $38.5 million during the first nine months of 2001, compared to $45.1 million during the same period of 2000, a 14.6 percent decrease resulting from lower pre-tax income. The effective tax rates for these periods were 37.0 percent and 37.8 percent, respectively.

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

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
     BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At September 30, 2001 and 2000, the leverage capital ratio of BancShares was 7.98 percent and 8.22 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratio was 11.71 percent at September 30, 2001, and 10.35 percent as of September 30, 2000. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 13.02 percent at September 30, 2001 and 11.64 percent as of September 30, 2000. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies.

CURRENT ACCOUNTING AND REGULATORY ISSUES
     In July 2001, the Financial Accounting Standards Board (FASB) released two new accounting standards related to business combinations, goodwill and intangible assets. Statement No.141 "Business Combinations" (Statement 141) requires that the purchase method of accounting be used for all business combinations initiated after June 30,2001. Statement No.141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill.
     Statement No.142 "Goodwill and Other Intangible Assets" (Statement 142) is effective on January 1, 2002 and will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also will require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with FASB's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In connection with Statement 142's transitional goodwill impairment evaluation, an assessment will be required to determine whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.
     Because of the extensive effort needed to comply with adopting Statement 141 and Statement 142 and continuing interpretative guidance, it is not possible at this time to reasonably estimate the impact of adopting these Statements on our financial statements, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.
     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. Statement 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Statement 144 also supersedes Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement is effective for fiscal years beginning after December 15, 2001. At this time, BancShares is assessing the impact of Statement 144 on its financial condition and results of operations.
     Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

FORWARD-LOOKING STATEMENTS
     This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgment of BancShares and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of BancShares' customers, actions of government regulators, the level of market interest rates, and general economic conditions. of 2001 compared to 1.01 percent during the corresponding period of 2000. The return on average equity for 2001 was 10.47 percent, compared to 13.21 percent for the same period in 2000. The reduction in year-to-date net income was the result of higher noninterest expense and provision for loan losses, partially offset by higher noninterest income and net interest income.
     For the nine-month period ended September 30, 2001, gains on securities transactions contributed $4.5 million after tax to net income. In addition to the $12.6 million after tax gain from the sale of mortgage servicing rights recorded during 2000, securities transactions during the first nine months of 2000 contributed $1.4 million after tax to net income. Adjusting for the impact of all nonrecurring gains, net income would have been $61.1 million during 2001 and $60.3 million during 2000, a 1.3 percent increase in 2001. Adjusted net income per share would have been $5.81 for 2001 and $5.71 for 2000. The adjusted annualized return on average assets and average equity would have been 0.74 percent for the nine months ended September 30, 2001, compared to 0.82 percent for the same period of 2000. Adjusting for nonrecurring items, the return on average equity would have been 9.70 percent and 10.72 percent, respectively, for the nine months ended September 30, 2001 and 2000.
     Various profitability,  liquidity and capital ratios are presented in Table
1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the third quarter and Table 5 for the first nine months of 2001 and 2000.