Form 10-Q/A
period 2001-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2001-12-04
CIK 798941

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
========================================================================================================================

See accompanying Notes to Consolidated Financial Statements


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2001

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries
                                                                                         Nine months ended September 30
                                                                                               2001               2000
------------------------------------------------------------------------------------------------------------------------
                                                                                         (thousands, unaudited)
OPERATING ACTIVITIES
Net income                                                                                  $65,619             $74,323
Adjustments to reconcile net income to cash
   provided  by operating activities:
  Amortization of intangibles                                                                 8,682               8,706
  Provision for loan losses                                                                  16,690              10,631
  Deferred tax expense (benefit)                                                              2,183              (1,296)
  Change in current taxes payable                                                            16,837               9,006
  Depreciation                                                                               25,152              22,566
  Change in accrued interest payable                                                         (4,128)             14,011
  Change in income earned not collected                                                      (2,167)             (7,087)
  Securities gains                                                                           (7,188)             (2,268)
  Gain on sale of mortgage servicing rights                                                       -             (20,187)
  Provision for branches to be closed                                                           895               2,681
  Origination of loans held for sale                                                       (220,124)           (109,578)
  Proceeds from sale of loans held for sale                                                 419,002             103,631
  Loss (gain) on loans held for sale                                                         (1,858)                225
  Net amortization of premiums                                                                3,498                  72
  Net change in other assets                                                                (16,031)             (2,172)
  Net change in other liabilities                                                            15,046                (150)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   322,108            $103,114
------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net change in loans outstanding                                                          (210,482)           (348,768)
  Purchases of investment securities held to maturity                                    (1,762,855)         (1,088,398)
  Purchases of investment securities available for sale                                     (11,295)            (20,352)
  Maturities of investment securities held to maturity                                    1,106,805             747,906
  Sales and maturities of investment secruities available for sale                            6,924               2,337
  Proceeds from sale of mortgage servicing rights                                                 -              26,513
  Net change in overnight investments                                                      (194,194)             22,947
  Dispositions of premises and equipment                                                      4,800               2,971
  Additions to premises and equipment                                                       (62,439)            (55,385)
------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                    (1,122,736)           (710,229)
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net change in time deposits                                                               305,869             504,242
  Net change in demand and other interest-bearing deposits                                  367,489              (9,198)
  Net change in short-term borrowings                                                        43,143              63,021
  Originations of long-term obligations                                                      30,522                   -
  Repurchases of common stock                                                                (2,847)             (4,729)
  Cash dividends paid                                                                        (7,884)             (7,929)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   736,292             545,407
------------------------------------------------------------------------------------------------------------------------
Change in cash and due from banks                                                           (64,336)            (61,708)
Cash and due from banks at beginning of period                                              755,930             591,605
------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                                                   $691,594           $ 529,897
========================================================================================================================
CASH PAYMENTS FOR:
  Interest                                                                                 $276,525           $ 232,063
  Income taxes                                                                               40,248              36,597
------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized securities gains (losses)                                                        6,924              (1,735)
  Reclassification of loans to available for sale                                           177,817                   -
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