Form 10-K
period 2001-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2002-03-18
CIK 798941

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                        Commission File Number 0-16471

                             ---------------------

                        FIRST CITIZENS BANCSHARES, INC.
            (Exact name of Registrant as specified in the charter)

                      Delaware                          56-1528994
                   (State or other
                    jurisdiction                  (I.R.S. Employer
                 of incorporation or
                    organization)           Identification Number)

                             3128 Smoketree Court
                         Raleigh, North Carolina 27604
              (Address of Principal Executive Offices, Zip Code)

                                (919) 716-7000
             (Registrant's Telephone Number, including Area Code)

                             ---------------------

       Securities registered pursuant to:
         Section 12(b) of the Act:        None
         Section 12(g) of the Act:        Class A Common Stock, Par Value $1
                                          Class B Common Stock, Par Value $1
                                                   (Title of Class)

                             ---------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days. Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on last reported sales prices on March 11, 2002, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant as of such date was $596,839,450.

  On March 11, 2002, there were 8,797,154 outstanding shares of the Registrant's Class A Common Stock and 1,683,575 outstanding shares of the Registrant's Class B Common Stock.

  Portions of the Registrant's definitive Proxy Statement dated March 18, 2002 are incorporated in Part III of this report.

================================================================================

                             CROSS REFERENCE INDEX

PART 1   Item 1        Description of Business.......................................................   3
         Item 2        Properties....................................................................   4
         Item 3        Legal Proceedings.............................................................  28
         Item 4        Submission of Matters to a Vote of Shareholders............................... None
PART II  Item 5        Market for the Registrant's Common Equity and Related Shareholder Matters.....   4
         Item 6        Selected Financial Data.......................................................   6
         Item 7        Management's Discussion and Analysis of Financial Condition and Results of
                       Operations....................................................................  5-29
         Item 7A       Quantitative and Qualitative Disclosures about Market Risk.................... 17-18
         Item 8        Financial Statements and Supplementary Data
                       Independent Auditors' Report..................................................  30
                       Consolidated Balance Sheets at December 31, 2001 and 2000.....................  31
                       Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2001.....................................  32
                       Consolidated Statements of Changes in Shareholders' Equity for
                       each of the years in the three-year period ended December 31, 2001............  33
                       Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001.....................................  34
                       Notes to Consolidated Financial Statements.................................... 35-54
                       Quarterly Financial Summary for 2001 and 2000.................................  26
         Item 9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.....................................................  None
PART III Item 10       Directors and Executive Officers of Registrant................................     *
         Item 11       Executive Compensation........................................................     *
         Item 12       Security Ownership of Certain Beneficial Owners and Management................     *
         Item 13       Certain Relationships and Related Transactions................................     *
PART IV  Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K
         (a)  (1)      Financial Statements (see Item 8 for reference)
              (2)      Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
              (3)      Exhibits have been filed separately with the Commission and are available upon written request.
         (b)           During the quarter ended December 31, 2001, no reports on Form 8-K were filed.

----------------------------
* Information required by Item 10 is incorporated herein by reference to the information that appears under the headings 'Section 16(a) Beneficial Ownership Reporting Compliance', 'Proposal 1: Election of Directors' and 'Executive Officers' on pages 5-13 of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders.

   Information required by Item 11 is incorporated herein by reference to the information that appears under the heading 'Director Compensation' on page 7 and under the headings 'Executive Compensation', 'Pension Plan' and 'Employment Contracts, Termination of Employment, and Change-in-Control Agreements' on pages 10-11 of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders.

   Information required by Item 12 is incorporated herein by reference to the information that appears under the headings 'Beneficial Ownership of Voting Securities' on pages 2-3 of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders.

   Information required by Item 13 is incorporated herein by reference to the information that appears under the heading 'Salary Committee' on pages 8-9 and under the heading 'Transactions with Related Parties' on pages 12-13 of Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders.

                            Description of Business
--------------------------------------------------------------------------------
   First Citizens BancShares, Inc. (BancShares) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (First Citizens Bank or FCB), its banking subsidiary. On October 21, 1986 BancShares became the sole shareholder of First Citizens Bank.

   On April 28, 1997, BancShares opened Atlantic States Bank (ASB), a federally-chartered thrift institution, which has continued to open new branches in the suburban Atlanta, Georgia area. During 1999, ASB expanded its presence into Florida. At December 31, 2001, ASB had 44 offices with total assets of $867.2 million.

   During 2000, BancShares became a financial holding company, a designation that allows BancShares to offer products and services that a bank holding company may not provide. As a first step to exercising the broader powers available to a financial holding company, during 2000, American Guaranty Insurance Company ("AGI"), formerly a wholly-owned subsidiary of FCB, became a wholly-owned subsidiary of BancShares. As a direct subsidiary of BancShares, AGI has more flexibility in its product offering than it did as a subsidiary of FCB.

   FCB was chartered on March 4, 1893, as the Bank of Smithfield, Smithfield, North Carolina, and through a series of mergers and name changes, it later became First-Citizens Bank & Trust Company. As of December 31, 2001, FCB operated 348 offices in North Carolina, Virginia and West Virginia.

   BancShares' executive offices are located at 3128 Smoketree Court, Raleigh, North Carolina 27604, and its telephone number is (919) 716-7000. At December 31, 2001, BancShares and its subsidiaries employed a full-time staff of 4,205 and a part-time staff of 776 for a total of 4,981 employees.

   BancShares' principal assets are its investment in and receivables from its banking subsidiaries and its investment securities portfolio. Its primary sources of income are dividends from FCB and interest income on its investment securities portfolio. Certain legal restrictions exist regarding the ability of FCB and ASB to transfer funds to BancShares in the form of cash dividends or loans. For information regarding these restrictions, see Note P of BancShares' consolidated financial statements, contained in this report.

   BancShares' subsidiary banks seek to meet the needs of both consumers and commercial entities in their respective market areas. These services, offered at most offices, include normal taking of deposits, cashing of checks, and providing for individual and commercial cash needs; numerous checking and savings plans; commercial, business and consumer lending; a full-service trust department; and other activities incidental to commercial banking. Triangle Life Insurance Company underwrites and sells credit-related life insurance products. Nantahala, Inc. owns loans originated by FCB. First Citizens Investor Services, Inc., a registered broker-dealer in securities, provides various investment products, including annuities, discount brokerage services and third-party mutual funds to customers. First-Citizens Bank, A Virginia Corporation (FCB-AVC) is the issuing and processing bank for BancShares' retail credit cards. Pisgah, Inc., a wholly-owned subsidiary of FCB-AVC, owns credit card receivables. Various other subsidiaries are either inactive or not material to BancShares' consolidated financial position or to consolidated net income.

   As a registered financial holding company, BancShares is subject to the jurisdiction of the Board of Governors of the Federal Reserve System. BancShares also is registered as a financial holding company with the North Carolina Commissioner of Banks and is subject to regulations promulgated by the Commissioner. The internal affairs of BancShares, including the rights of its shareholders, are governed by Delaware law and by its Certificate of Incorporation and Bylaws. BancShares files periodic reports under the Securities Exchange Act of 1934 and is subject to the jurisdiction of the Securities and Exchange Commission.

   FCB is also regulated by the North Carolina Commissioner of Banks as well as the Federal Deposit Insurance Corporation. ASB is regulated by the Office of Thrift Supervision. AGI and Triangle Life Insurance Company are regulated by the North Carolina Department of Insurance.

                                  Properties
--------------------------------------------------------------------------------
   Through its subsidiary financial institutions, as of December 31, 2001, BancShares operated branch offices at 392 locations in North Carolina, Virginia, West Virginia, Florida and Georgia. BancShares owns many of the buildings and leases other facilities from third parties.

   Additional information relating to premises, equipment and lease commitments is set forth in Note E of BancShares' consolidated financial statements.

     Market for Registrant's Common Equity and Related Shareholder Matters
--------------------------------------------------------------------------------
   BancShares' Class A and Class B common stock is traded in the over-the-counter market, and the Class A common stock is quoted on the National Association of Securities Dealers Automated Quotation National Market System under the symbol FCNCA. The Class B common stock is quoted on the Over the Counter Bulletin Board. As of December 31, 2001, there were 2,885 holders of record of the Class A common stock, and 548 holders of record of the Class B common stock.

   The per share cash dividends paid by BancShares and the high and low sales prices for each quarterly period during 2001 and 2000 are set forth in Table 18 under the caption 'Per Share of Stock' of this report. A cash dividend of 25 cents per share was declared by the Board of Directors on January 28, 2002, payable April 1, 2002, to holders of record as of March 18, 2002. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. Subject to the foregoing, it is currently management's expectation that comparable cash dividends will continue to be paid in the future.

                     Management's Discussion and Analysis
--------------------------------------------------------------------------------

INTRODUCTION

   Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. (BancShares), for the years 2001, 2000 and 1999. Within the accompanying discussion, 'we' and 'our' refer to BancShares.

   BancShares is a financial holding company with two wholly-owned banking subsidiaries: First-Citizens Bank & Trust Company (First Citizens Bank or FCB), a North Carolina-chartered bank, and Atlantic States Bank (ASB), a federally chartered thrift institution. First Citizens Bank operates branches in North Carolina, West Virginia, and Virginia. Atlantic States Bank operates branches in Georgia and Florida.

   This discussion and related financial data should be read in conjunction with our audited consolidated financial statements and related footnotes, presented on pages 30 through 54 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. BancShares periodically evaluates its estimates, including those related to the reserve for loan losses, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

   Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. Our single critical accounting policy relates to our reserve for loan losses, which reflects the estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional reserves may be required. For further discussion of the estimates used, refer to the section captioned Asset Quality.

SUMMARY

   BancShares reported net income of $86.9 million during 2001, compared to $98.3 million in 2000 and $81.8 million in 1999. Net income for 2001 represented an 11.6 percent decrease when compared to 2000. The $11.4 million reduction was the result of increased levels of noninterest expense and provision for loan losses, partially offset by improved levels of noninterest income and marginally higher net interest income. The improvement in net income during 2000 over 1999 resulted from nonrecurring gains and growth in net interest income and noninterest income at levels that exceeded the growth in noninterest expense. Net income per share for 2001 totaled $8.27, compared to $9.32 and $7.70 for 2000 and 1999, respectively. Return on average assets totaled 0.77 percent during 2001, 0.98 percent during 2000 and 0.85 percent during 1999.

   An analysis of our financial condition and growth can be made by examining the changes and trends in interest-earning assets and interest-bearing liabilities, and a discussion of these changes and trends follows. The information presented in Table 5 is useful in making such an analysis. Table 2 details acquisitions and divestitures during 2001, 2000 and 1999. All of the acquisitions were accounted for as purchases, with the results of operations included in our Statements of Income since the respective acquisition dates. Table 13 provides a five-year history of the provision for loan losses. Tables 15 and 16 present five-year histories for the components of noninterest income and expense, respectively.

Table 1
FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

                                                2001         2000         1999         1998         1997
                                             -----------  -----------  -----------  -----------  -----------
                                                        (thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income............................. $   715,427  $   708,170  $   633,891  $   619,487  $   572,276
Interest expense............................     346,510      342,828      281,542      292,071      268,013
                                             -----------  -----------  -----------  -----------  -----------
Net interest income.........................     368,917      365,342      352,349      327,416      304,263
Provision for loan losses...................      24,134       15,488       11,672       19,879        8,726
                                             -----------  -----------  -----------  -----------  -----------
Net interest income after provision for loan
  losses....................................     344,783      349,854      340,677      307,537      295,537
Noninterest income..........................     215,555      202,190      165,339      145,417      114,914
Noninterest expense.........................     422,597      394,784      375,620      342,213      300,401
                                             -----------  -----------  -----------  -----------  -----------
Income before income taxes..................     137,741      157,260      130,396      110,741      110,050
Income taxes................................      50,805       58,949       48,596       39,732       39,492
                                             -----------  -----------  -----------  -----------  -----------
Net income.................................. $    86,936  $    98,311  $    81,800  $    71,009  $    70,558
                                             ===========  ===========  ===========  ===========  ===========
Net interest income, taxable equivalent..... $   370,857  $   368,190  $   354,566  $   329,764  $   306,726
                                             ===========  ===========  ===========  ===========  ===========
SELECTED AVERAGE BALANCES
Total assets................................ $11,235,859  $10,005,597  $ 9,622,774  $ 9,173,020  $ 8,304,412
Investment securities.......................   2,196,473    1,618,584    1,908,300    2,305,395    2,300,706
Loans.......................................   7,105,915    6,955,772    6,399,114    5,847,531    5,086,723
Interest-earning assets.....................  10,038,074    8,984,878    8,638,698    8,281,072    7,569,075
Deposits....................................   9,405,328    8,390,920    8,105,443    7,759,315    7,088,019
Interest-bearing liabilities................   8,798,893    7,772,889    7,517,483    7,249,290    6,521,818
Long-term obligations.......................     186,636      154,634      157,897      133,935       10,472
Shareholders' equity........................ $   847,374  $   763,386  $   693,559  $   629,089  $   638,825
Shares outstanding..........................  10,507,289   10,551,607   10,625,457   10,626,311   11,341,153
                                             ===========  ===========  ===========  ===========  ===========
SELECTED PERIOD-END BALANCES
Total assets................................ $11,864,991  $10,691,617  $ 9,717,099  $ 9,605,787  $ 8,951,109
Investment securities.......................   2,791,296    1,816,720    1,371,894    2,160,329    2,483,294
Loans.......................................   7,196,177    7,109,692    6,751,039    6,195,591    5,445,772
Interest-earning assets.....................  10,489,382    9,357,794    8,596,326    8,588,645    8,010,841
Deposits....................................   9,961,605    8,971,868    8,173,598    8,112,408    7,579,567
Interest-bearing liabilities................   9,206,903    8,384,692    7,554,229    7,542,636    7,052,749
Long-term obligations.......................     284,009      154,332      155,683      158,801       10,856
Shareholders' equity........................ $   885,043  $   810,728  $   728,757  $   660,749  $   601,640
Shares outstanding..........................  10,483,456   10,522,836   10,610,399   10,625,559   10,627,453
                                             ===========  ===========  ===========  ===========  ===========
PROFITABILITY RATIOS (averages)
Rate of return on:
 Total assets...............................       0.77 %       0.98 %       0.85 %       0.77 %       0.85 %
 Shareholders' equity.......................       10.26        12.88        11.79        11.29        11.04
Dividend payout ratio.......................       12.09        10.73        12.99        15.11        16.08
                                             ===========  ===========  ===========  ===========  ===========
LIQUIDITY AND CAPITAL RATIOS
  (averages)
Loans to deposits...........................      75.55 %      82.90 %      78.95 %      75.36 %      71.77 %
Shareholders' equity to total assets........        7.54         7.63         7.21         6.86         7.69
Time certificates of $100,000 or more to
  total deposits............................       11.43         9.46         9.02         9.21         9.62
                                             ===========  ===========  ===========  ===========  ===========
PER SHARE OF STOCK
Net income.................................. $      8.27  $      9.32  $      7.70  $      6.62  $      6.22
Cash dividends..............................        1.00         1.00         1.00         1.00         1.00
Market price at December 31 (Class A).......       97.75        80.75        69.75        90.00       104.03
Book value at December 31...................       84.42        77.04        68.68        62.18        56.61
Tangible book value at December 31..........       73.78        65.76        58.13        50.73        47.11
                                             ===========  ===========  ===========  ===========  ===========

NONRECURRING ITEMS

   The after-tax impact of nonrecurring items was net gains of $2.8 million during 2001, $14.7 million during 2000 and $2.6 million during 1999. The per share amounts of the nonrecurring items were $0.26, $1.39 and $0.25, respectively, for 2001, 2000 and 1999. The primary nonrecurring items were:

   During 2001:

    . Securities gains--BancShares reported after-tax gains of $4.5 million from the sale of available for sale securities; the pre-tax gain of $7.2 million is included in securities gains;

    . Non-credit charge-offs--in addition to the normal and customary levels of non-credit charge-offs, BancShares recognized $1.1 million in after-tax losses that management views as unlikely to recur in such amounts; the pre-tax loss of $1.7 million is included in other expense;

    . Provision for branch closings--BancShares recognized net-of-tax expenses of $843,000 related to in-store branches that management either elected to close during 2001 or were deemed to be impaired; the pre-tax impact of $1.3 million is divided between occupancy expense ($323,000) and other expense ($1.0 million).

   During 2000:

    . Sale of mortgage servicing rights--FCB recognized $12.6 million in net income resulting from the sale of mortgage servicing rights; the pre-tax income of $20.2 million is included in gain on sale of mortgage servicing rights;

    . Sale of branches--FCB recognized $2.6 million in net income from the sale of four branch offices; the pre-tax gain of $4.1 million is included in gain on sale of branches;

    . Provision for branch closings--BancShares recognized net-of-tax expenses of $1.9 million related to branches that management elected to close during 2000; the pre-tax impact of $3.1 million is included in occupancy expense ($1.1 million) and other expense ($2.0 million);

    . Securities gains--BancShares reported $1.1 million in after-tax gains from the sale of available for sale securities; the pre-tax gain of $1.8 million is included in securities gains.

   During 1999:

    . Sale of branches--FCB recognized $3.1 million in after-tax gains on the sale of branches; the pre-tax gain of $5.1 million is included in gain on sale of branches;

   . Securities gains--BancShares reported $1.1 million in after-tax gains from the sale of available for sale securities; the pre-tax gain of $1.7 million is included in securities gains.

Table 2
SIGNIFICANT ACQUISITIONS AND DIVESTITURES

                                                          Total     Total
  Year             Institution and Location               Loans    Deposits
  ---- ------------------------------------------------- --------  ---------
                                                             (thousands)
  2001 Purchase of two branches by First Citizens Bank   $ 11,187  $  50,493
  2000 Purchase of six branches by First Citizens Bank     13,569    143,078
  2000 Sale of four branches by First Citizens Bank       (91,406)   (91,810)
  1999 Purchase of five branches by Atlantic States Bank       12     27,506
  1999 Sale of eight branches by First Citizens Bank      (38,735)  (123,048)

INTEREST-EARNING ASSETS

   Interest-earning assets averaged $10.04 billion during 2001, an increase of $1.05 billion or 11.7 percent over 2000 levels, compared to a $346.2 million or
4.0 percent increase in 2000 over 1999 levels. Growth among interest-earning assets during 2001 resulted primarily from increases in investment securities and overnight investments, while growth during 2000 resulted from higher loan balances. Loan demand in 2001 was not as robust as either 2000 or 1999 due to the effects of the economic slowdown in our principal market areas.

   Loans. As of December 31, 2001, gross loans outstanding were $7.20 billion, a 1.2 percent increase over the December 31, 2000 balance of $7.11 billion. Loan balances for the last five years are presented in Table 3. The
$86.5 million increase in loans during 2001 was primarily due to growth of commercial mortgage loans and revolving loans secured by real estate. The $238.4 million growth among commercial mortgage loans reflects the strong demand for these loan products among business customers. The $172.4 million increase in revolving loans secured by real estate reflects the continued popularity of the EquityLine product and growth of the Capital Line products among our business customers. Higher balances in these portfolios were partially offset by reductions of $211.4 million in residential mortgage loans and $143.9 million among consumer loans. The reduction in residential mortgage loans resulted from sales and heavy refinancing of existing portfolio loans, while the reduction in consumer loans reflects continued reductions in automobile sales finance activity.

   During 2000, the $358.7 million increase in loans resulted from general growth among loans secured by real estate, which increased $557.2 million. This growth was partially offset by reductions in consumer loans of $175.1 million and commercial and industrial loans of $52.2 million.

   During 2001, average loans were $7.11 billion, an increase of $150.1 million or 2.2 percent over 2000, compared to an increase of $556.7 million or 8.7 percent in 2000 when compared to 1999.

Table 3
LOANS

                                                        December 31
                                   ------------------------------------------------------
                                      2001       2000       1999       1998       1997
                                   ---------- ---------- ---------- ---------- ----------
                                                        (thousands)
Real estate:
 Construction and land development $  283,968 $  216,439 $  186,119 $  157,603 $  113,735
 Mortgage:
   Commercial.....................  2,231,498  1,993,067  1,810,904  1,495,214  1,055,529
   1-4 family residential.........  1,338,975  1,550,329  1,326,642  1,299,508  1,411,279
   Revolving......................  1,024,181    851,810    755,342    617,062    603,714
   Other..........................    163,914    186,247    161,652    160,289    136,639
                                   ---------- ---------- ---------- ---------- ----------
 Total real estate loans..........  5,042,536  4,797,892  4,240,659  3,729,676  3,320,896
Commercial and industrial.........    918,929    933,515    985,738    845,068    633,580
Consumer..........................  1,074,202  1,218,134  1,393,227  1,516,712  1,402,093
Lease financing...................    139,966    134,483    123,908     93,680     74,589
Other.............................     20,544     25,668      7,507     10,455     14,614
                                   ---------- ---------- ---------- ---------- ----------
 Total gross loans................  7,196,177  7,109,692  6,751,039  6,195,591  5,445,772
Less reserve for loan losses......    107,087    102,655     98,690     96,115     84,360
                                   ---------- ---------- ---------- ---------- ----------
 Net loans........................ $7,089,090 $7,007,037 $6,652,349 $6,099,476 $5,361,412
                                   ========== ========== ========== ========== ==========

--------
All information presented in this table relates to domestic loans as BancShares makes no foreign loans.

   Although the downward pressure on interest rates during 2001 would typically stimulate customer demand for loans, management anticipates more modest demand for most loan products due to continued sluggish economic prospects for 2002. Despite lagging demand among other products, revolving mortgage loans are expected to continue favorable growth trends. Management projects continued reductions in consumer loans due to modest volumes of automobile sales finance originations. All growth projections, however, are subject to uncertainty as a result of changes in general economic conditions in our market areas.

   Investment Securities. At December 31, 2001, and 2000, the investment securities portfolio totaled $2.79 billion and $1.82 billion, respectively. Investment securities held to maturity totaled $2.66 billion and $1.78 billion, respectively, at December 31, 2001 and 2000. The increase in investment securities held to maturity during 2001 resulted from strong deposit growth, which significantly exceeded loan demand. In each period, U.S. Treasury and government agency securities represented substantially all of the held-to-maturity portfolio. The fair values of investment securities available for sale at December 31, 2001 and 2000 were $132.4 million and $38.6 million, respectively. The $93.9 million increase in investment securities available for sale results primarily from short-term securities purchased with a portion of the proceeds from long-term borrowings that were originated in late 2001. Although we expect the proceeds from the borrowings will ultimately be used to support growth of the banking subsidiaries, management elected to temporarily invest the proceeds in the investment securities portfolio. Investment securities available for sale include U.S. Treasury obligations and equity securities. Unrealized gains and losses on available-for-sale securities are included as a component of shareholders' equity, net of deferred taxes.

Table 4
INVESTMENT SECURITIES

                                                                          December 31
                                    ----------------------------------------------------------------------------------------
                                                        2001                             2000                  1999
                                    -------------------------------------------  --------------------- ---------------------
                                                            Average    Taxable
                                                 Fair      Maturity   Equivalent              Fair                  Fair
                                       Cost      Value    (Yrs./Mos.)   Yield       Cost      Value       Cost      Value
                                    ---------- ---------- ----------- ---------- ---------- ---------- ---------- ----------
                                                                          (thousands)
Investment securities held to
 maturity:
 U. S. Government:
 Within one year................... $2,452,587 $2,474,155      0/6       4.74%   $1,450,484 $1,452,268 $1,077,354 $1,067,979
 One to five years.................    197,174    197,169     1/10       3.14       315,194    318,898    263,009    255,805
 Five to ten years.................        148        155      8/0       8.00           210        216        176        178
 Over ten years....................      5,348      5,475    24/11       7.39         7,834      7,891      9,665      9,552
                                    ---------- ----------    -----       ----    ---------- ---------- ---------- ----------
 Total.............................  2,655,257  2,676,954      0/8       4.63     1,773,722  1,779,273  1,350,204  1,333,514
                                    ---------- ----------    -----       ----    ---------- ---------- ---------- ----------
 State, county and municipal:
 Within one year...................      1,254      1,278      0/7       6.84           700        702        699        703
 One to five years.................        500        517      3/3       5.55         1,758      1,800      1,963      1,990
 Five to ten years.................        143        149      7/4       5.88         1,681      1,808        150        152
 Over ten years....................      1,412      1,517     16/3       6.02            --         --         --         --
                                    ---------- ----------    -----       ----    ---------- ---------- ---------- ----------
 Total.............................      3,309      3,461      8/0       6.25         4,139      4,310      2,812      2,845
                                    ---------- ----------    -----       ----    ---------- ---------- ---------- ----------
 Other
 Within one year...................         25         25      0/1       5.98            20         20         --         --
 One to five years.................         10         10      1/1       6.50            35         35         55         55
 Five to ten years.................        250        250      6/7       7.75           250        250        250        250
                                    ---------- ----------    -----       ----    ---------- ---------- ---------- ----------
 Total.............................        285        285     5/10       7.03           305        305        305        305
                                    ---------- ----------    -----       ----    ---------- ---------- ---------- ----------
Total investment securities held
 to maturity.......................  2,658,851  2,680,700      0/9       4.63     1,778,166  1,783,888  1,353,321  1,336,664
                                    ---------- ----------    -----       ----    ---------- ---------- ---------- ----------
Investment securities available
 for sale:
 U. S. Government:
 Within one year................... $   51,560 $   51,563     0/10       2.06%           --         --         --         --
 One to five years.................     25,695     25,664      1/1       2.13            --         --         --         --
                                    ---------- ----------    -----       ----    ---------- ---------- ---------- ----------
 Total.............................     77,255     77,227     0/11       2.08            --         --         --         --
                                    ---------- ----------    -----       ----    ---------- ---------- ---------- ----------
 State, county and municipal:
   Over ten years..................      1,263      1,281     15/7       5.33            --         --         --         --
 Marketable equity securities......     41,279     53,937       --         --        28,875     38,554      7,751     18,573
                                    ---------- ----------    -----       ----    ---------- ---------- ---------- ----------
Total investment securities
 available for sale                    119,797    132,445      1/2       2.13        28,875     38,554      7,751     18,573
                                    ---------- ----------    -----       ----    ---------- ---------- ---------- ----------
Total investment securities         $2,778,648 $2,813,145                        $1,807,041 $1,822,442 $1,361,072 $1,355,237
                                    ========== ==========                        ========== ========== ========== ==========

--------
Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income taxes for all periods and 6.90% for state income taxes for 2001 and 7.00% for 2000 and 1999.

   Investment securities averaged $2.20 billion during 2001, $1.62 billion during 2000 and $1.91 billion during 1999. As a percentage of average interest-earning assets, investment securities represented 21.9 percent, 18.0 percent and 22.1 percent during 2001, 2000 and 1999, respectively. Table 4 presents detailed information relating to the investment portfolio.

Table 5
AVERAGE BALANCE SHEETS

                                                       2001                               2000
                                        ---------------------------------  ---------------------------------
                                          Average       Interest    Yield/   Average       Interest    Yield/
                                          Balance    Income/Expense  Rate    Balance    Income/Expense  Rate
                                        -----------  -------------- ------ -----------  -------------- ------
                                                           (thousands, taxable equivalent)
Assets
Loans.................................. $ 7,105,915     $568,379    8.00 % $ 6,955,772     $587,192    8.44 %
Investment securities:
 U. S. Government......................   2,147,697      117,608     5.48    1,588,930       96,576     6.08
 State, county and municipal...........       4,804          416     8.66        4,212          357     8.48
 Other.................................      43,972        2,288     5.20       25,442          764     3.00
                                        -----------     --------    -----  -----------     --------    -----
   Total investment securities.........   2,196,473      120,312     5.48    1,618,584       97,697     6.04
Overnight investments..................     735,686       28,676     3.90      410,522       26,129     6.36
                                        -----------     --------    -----  -----------     --------    -----
   Total interest-earning assets.......  10,038,074     $717,367    7.15 %   8,984,878     $711,018    7.91 %
Cash and due from banks................     592,270                            476,929
Premises and equipment.................     466,549                            418,388
Other assets...........................     243,841                            225,861
Reserve for loan losses................    (104,875)                          (100,459)
                                        -----------                        -----------
   Total assets........................ $11,235,859                        $10,005,597
                                        ===========                        ===========
Liabilities and shareholders' equity
Interest-bearing deposits:
 Checking With Interest................ $ 1,145,115     $  6,060    0.53 % $ 1,068,545     $  6,338    0.59 %
 Savings...............................     608,882        6,680     1.10      633,666        9,436     1.49
 Money market accounts.................   1,744,389       54,309     3.11    1,477,248       63,386     4.29
 Time deposits.........................   4,453,109      243,703     5.47    3,859,946      219,796     5.69
                                        -----------     --------    -----  -----------     --------    -----
   Total interest-bearing deposits.....   7,951,495      310,752     3.91    7,039,405      298,956     4.25
Short-term borrowings..................     660,762       20,643     3.12      578,850       31,219     5.39
Long-term obligations..................     186,636       15,115     8.10      154,634       12,653     8.18
                                        -----------     --------    -----  -----------     --------    -----
   Total interest-bearing liabilities..   8,798,893     $346,510    3.94 %   7,772,889     $342,828    4.41 %
Demand deposits........................   1,453,833                          1,351,515
Other liabilities......................     135,759                            117,807
Shareholders' equity...................     847,374                            763,386
                                        -----------                        -----------
   Total liabilities and shareholders'
     equity............................ $11,235,859                        $10,005,597
                                        ===========                        ===========
Interest rate spread...................                             3.21 %                             3.50 %
Net interest income and net yield on
 interest-earning assets...............                 $370,857    3.69 %                 $368,190    4.10 %
                                                        ========    =====                  ========    =====

--------
Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for all periods, and state income tax rates of 6.90% for 2001 and 7.00% for 2000 and 1999.

Table 5
AVERAGE BALANCE SHEETS (continued)

              1999                             1998                           1997
-------------------------------     --------------------------  --------------------------------
                                                Interest
 Average         Interest    Yield/  Average    Income/  Yield/  Average       Interest    Yield/
 Balance      Income/Expense  Rate   Balance    Expense   Rate   Balance    Income/Expense  Rate
----------    -------------- ------ ----------  -------- ------ ----------  -------------- ------
                               (thousands, taxable equivalent)
$6,399,114.      $512,419    8.01 % $5,847,531  $480,741 8.22 % $5,086,723     $430,933     8.47%

 1,881,591        106,435     5.66   2,273,579   133,535  5.87   2,267,652      133,007     5.87
     2,893.           217     7.50       4,340       318  7.33       5,560          421     7.57
    23,816.           548     2.30      27,476       507  1.85      27,494          481     1.75
----------       --------    -----  ----------  -------- -----  ----------     --------    -----
 1,908,300.       107,200     5.62   2,305,395   134,360  5.83   2,300,706      133,909     5.82
   331,284.        16,489     4.98     128,146     6,734  5.25     181,646        9,897     5.45
----------       --------    -----  ----------  -------- -----  ----------     --------    -----
 8,638,698.      $636,108    7.36 %  8,281,072  $621,835 7.51 %  7,569,075     $574,739    7.59 %
   459,202.                            400,896                     345,578
   382,092.                            343,307                     251,163
   239,833.                            237,564                     220,828
  (97,051).                            (89,819)                    (82,232)
----------                          ----------                  ----------
$9,622,774.                         $9,173,020                  $8,304,412
==========                          ==========                  ==========

$1,074,885.      $  6,858    0.64 % $1,035,761  $ 10,255 0.99 % $  928,122     $  9,909    1.07 %
   687,191.        10,730     1.56     697,227    12,954  1.86     704,531       14,121     2.00
 1,359,433.        47,881     3.52   1,117,286    39,135  3.50     919,049       34,062     3.71
 3,680,867.       179,452     4.88   3,725,818   193,173  5.18   3,489,614      185,657     5.32
----------       --------    -----  ----------  -------- -----  ----------     --------    -----
 6,802,376.       244,921     3.60   6,576,092   255,517  3.89   6,041,316      243,749     4.03
   557,210.        23,921     4.29     539,263    25,850  4.79     470,030       23,420     4.98
   157,897.        12,700     8.04     133,935    10,704  7.99      10,472          844     8.06
----------       --------    -----  ----------  -------- -----  ----------     --------    -----
 7,517,483.      $281,542    3.75 %  7,249,290  $292,071 4.03 %  6,521,818     $268,013    4.11 %
 1,303,067.                          1,183,223                   1,046,703
   108,665.                            111,418                      97,066
   693,559.                            629,089                     638,825
----------                          ----------                  ----------

$9,622,774.                         $9,173,020                  $8,304,412
==========                          ==========                  ==========
                             3.61 %                      3.48 %                            3.48 %

                 $354,566    4.10 %             $329,764 3.98 %                $306,726    4.05 %

                 ========    =====              ======== =====                 ========    =====

   Overnight Investments. At December 31, 2001 and 2000, overnight investments, which include federal funds sold and interest-bearing deposits in other banks, totaled $501.9 million and $431.4 million, respectively. These investments averaged $735.7 million, $410.5 million and $331.3 million, respectively, during 2001, 2000 and 1999. The increases relate to higher balances in interest-bearing accounts, resulting from increased balance sheet liquidity during 2001.

   Income on Interest-Earning Assets. Table 5 analyzes the interest-earning assets and interest-bearing liabilities for the five years ending December 31, 2001. Table 8 identifies the causes for changes in interest income and interest expense for 2001 and 2000. Interest income amounted to $715.4 million during 2001, a $7.3 million or 1.0 percent increase from 2000 levels, compared to a $74.3 million or 11.7 percent increase from 1999 to 2000. The growth in interest income during 2001 reflected the net impact of higher balances of interest-earning assets, primarily investment securities, partially offset by lower yields on such assets. During 2000, loan growth and an improved blended asset yield were the primary factors for the increase in interest income over 1999.

   The taxable-equivalent yield on interest-earning assets was 7.15 percent during 2001, a 76 basis point decrease from the 7.91 percent reported in 2000. The average taxable-equivalent yield on the loan portfolio decreased from 8.44 percent in 2000 to 8.00 percent in 2001. The lower loan yield during 2001 reflects the changes in market-driven rates that decreased during 2001 as a result of reductions in the discount and federal funds rate by the Federal Reserve. Loan interest income decreased $17.9 million or 3.1 percent from 2000, the result of lower loan yields. This followed an increase of $74.2 million or
14.5 percent in loan interest income in 2000 over 1999, which resulted from increased average loans and higher loan yields.

   Interest income earned on the investment portfolio amounted to $120.2 million, $97.6 million and $107.1 million during 2001, 2000 and 1999, respectively. The taxable-equivalent yield on the investment securities portfolio was 5.48 percent, 6.04 percent and 5.62 percent, respectively, for 2001, 2000 and 1999. The $22.6 million increase in investment interest income during 2001 reflected growth in the portfolio, net of the impact of a lower yield. The $9.6 million decrease in investment interest income from 1999 to 2000 was primarily the result of the reduction in the investment securities portfolio during 2000, partially offset by an improved taxable-equivalent yield on the investment securities portfolio.

INTEREST-BEARING LIABILITIES

   At December 31, 2001 and 2000, interest-bearing liabilities totaled $9.21 billion and $8.38 billion, respectively, an increase of $822.2 million or 9.8 percent. The increase during 2001 results from higher levels of interest-bearing deposits and long-term obligations. Interest-bearing liabilities averaged $8.80 billion during 2001, an increase of $1.03 billion or
13.2 percent over 2000 levels. During 2000, interest-bearing liabilities averaged $7.77 billion, an increase of $255.4 million or 3.40 percent over 1999, with much of that growth resulting from time deposits.

   Deposits. At December 31, 2001, deposits totaled $9.96 billion, an increase of $989.7 million or 11.0 percent from the $8.97 billion in deposits recorded as of December 31, 2000.

   Total deposits averaged $9.41 billion in 2001, an increase of $1.01 billion or 12.1 percent over 2000. Average interest-bearing deposits were $7.95 billion during 2001, an increase of $912.1 million or 13.0 percent. Time deposits averaged $4.45 billion during 2001, an increase of $593.2 million or 15.4 percent over 2000. Money market accounts averaged $1.74 billion during 2001, compared to $1.48 billion during 2000, an increase of $267.1 million or 18.1 percent. Management attributes much of the deposit growth during 2001 to funds leaving more volatile equity markets as investors sought the stability of traditional bank deposit products.

   During 2000, total deposits averaged $8.39 billion, an increase of $285.5 million or 3.5 percent over 1999. Average interest-bearing deposits were $7.04 billion during 2000, an increase of $237.0 million or 3.5 percent over 1999. Time deposits averaged $3.86 billion during 2000, an increase of $179.1 million or 4.9 percent over 1999. Management attributes the growth in 2000 to higher market interest rates offered on certificates of deposit and IRAs. Money market deposits averaged $1.48 billion during 2000, an increase of $117.8 million or
8.7 percent over 1999.

   During 2001, time deposits in excess of $100,000 averaged 11.4 percent of total deposits, compared to 9.5 percent in 2000. While we do not accept brokered deposits or solicit out-of-market deposits, the general growth in time deposits during 2001 has resulted in a larger percentage of high-dollar deposits. Table 6 provides a maturity distribution for these deposits.

Table 6
MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

                                           December 31, 2001
                                           -----------------
                                              (thousands)
                    Less than three months    $  472,071
                    Three to six months...       252,998
                    Six to 12 months......       255,527
                    More than 12 months...       176,311
                                              ----------
                    Total.................    $1,156,907
                                              ==========

   Management anticipates that deposit growth and retention during 2002 will be difficult due to extremely low market interest rates and competitive pressure from other financial institutions in our principal market areas.

   Short-Term Borrowings. BancShares has access to various short-term borrowings, including the purchase of federal funds, overnight repurchase obligations and credit lines with correspondent banks. At December 31, 2001, short-term borrowings totaled $611.4 million, compared to $632.4 million one year earlier. For the year ended December 31, 2001, short-term borrowings averaged $660.8 million, compared to $578.9 million during 2000 and $557.2 million during 1999. The $81.9 million or 14.2 percent increase from 2000 to 2001 resulted primarily from higher master note and repurchase obligations as business customers more extensively utilized these forms of cash management instruments. The $21.6 million or 3.9 percent increase from 1999 to 2000 resulted from higher levels of repurchase agreements, partially offset by reductions in average master note borrowings and federal funds purchased. Table 7 provides additional information regarding short-term borrowed funds.

Table 7
SHORT-TERM BORROWINGS

                                               2001           2000           1999
                                          -------------  -------------  -------------
                                           Amount  Rate   Amount  Rate   Amount  Rate
                                          -------- ----  -------- ----  -------- ----
                                                          (thousands)
Master notes
   At December 31........................ $305,537 0.85% $322,944 5.39% $326,984 4.14%
   Average during year...................  329,941 3.16   309,145 5.35   322,154 4.16
   Maximum month-end balance during year.  343,886   --   327,774   --   355,795   --

Repurchase agreements
   At December 31........................  201,763 0.60   181,404 4.89   125,832 3.89
   Average during year...................  213,830 2.50   170,925 4.88   117,681 3.76
   Maximum month-end balance during year.  231,353   --   197,113   --   132,540   --

Federal funds purchased
   At December 31........................   41,700 1.21    71,825 5.93    53,195 4.06
   Average during year...................   63,115 3.97    43,157 6.23    60,077 4.92
   Maximum month-end balance during year.   92,850   --    73,015   --    88,460   --

Other
   At December 31........................   62,390 2.25    56,199 4.16    62,290 5.39
   Average during year...................   53,876 4.39    55,623 6.56    57,298 5.45
   Maximum month-end balance during year.   63,408   --    63,893   --    67,870   --

   Long-Term Obligations. At December 31, 2001 and 2000, long-term obligations totaled $284.0 million and $154.3 million, respectively. The $129.7 million increase during 2001 results from the issuance of $100.0 million in trust preferred securities during the fourth quarter of 2001 and $30.0 million in borrowings from the Federal Home Loan Bank (FHLB). The trust preferred securities issued during the fourth quarter are thirty year obligations, callable after the fifth year with interest paid quarterly at a fixed interest rate of 8.40 percent. We issued these obligations to provide capital to support our continued growth. Although the trust preferred securities are classified as long-term obligations on the balance sheet, current regulatory guidelines allow these securities to be included as Tier I capital for risk-based capital purposes. For that reason, we view these securities as an effective way to provide resources for growth. The FHLB advances are 10- and 20-year fixed rate borrowings that provide additional long-term liquidity.

   During 2001, long-term obligations averaged $186.6 million, compared to $154.6 million during 2000 and $157.9 million during 1999. The increase from 2000 to 2001 results from the origination of the $100 million in trust preferred securities and the Federal Home Loan Bank borrowings. The reduction from 1999 to 2000 results from the reclassification of long-term obligations to short-term borrowings once the scheduled maturity is less than one year.

   Expense of Interest-Bearing Liabilities. Interest expense amounted to $346.5 million in 2001, a $3.7 million or 1.1 percent increase from 2000. This followed a $61.3 million or 21.8 percent increase in interest expense during 2000 compared to 1999. The blended rate on all interest-bearing liabilities was
3.94 percent during 2001, compared to 4.41 percent in 2000 and 3.75 percent in 1999. The increase in interest expense during 2001 was the combined result of large increases in average interest-bearing liabilities, significantly offset by lower market interest rates. The lower cost of borrowing during 2001 resulted from actions of the Federal Reserve to lower discount and federal funds rates. The reductions in these key index rates pushed deposit and other borrowing costs materially lower during 2001. The increase in interest expense during 2000 was the result of increases in average interest-bearing liabilities and higher interest rates.

   The aggregate rate on interest-bearing deposits was 3.91 percent during 2001, compared to 4.25 percent during 2000 and 3.60 percent during 1999. Interest expense on interest-bearing deposits amounted to $310.8 million during 2001, a 3.9 percent increase from the $299.0 million recorded during 2000, which was a 22.1 percent increase over the $244.9 million recorded during 1999. The growth in interest expense from 2000 to 2001 was the result of higher average deposits, largely offset by the impact of falling interest rates. From 1999 to 2000, the increase in interest expense was the result of higher interest rates combined with higher average deposit balances. Interest expense of time deposits was $243.7 million during 2001, a $23.9 million or 10.9 percent increase over 2000. The $219.8 million in interest expense recorded during 2000 represents a $40.3 million or 22.5 percent increase over 1999.

   Interest expense on short-term borrowings amounted to $20.6 million in 2001, a decrease of $10.6 million or 33.9 percent from 2000. Interest expense related to short-term borrowings totaled $31.2 million and $23.9 million, respectively, in 2000 and 1999. The decrease during 2001 was attributable to lower interest rates, which more than offset the impact of the 14.2 percent increase in average short-term borrowings. During 2000, the growth in interest expense resulted from higher interest rates and higher average short-term borrowings when compared to 1999.

   Interest expense associated with long-term obligations increased $2.5 million or 19.5 percent during 2001 to $15.1 million. The increase resulted from higher average volume, which occurred due to the long-term obligations originated during 2001.

NET INTEREST INCOME

   Net interest income was $368.9 million during 2001, a $3.6 million or 1.0 percent increase over 2000. The strong deposit growth during 2001 and the resulting increases in investment securities and overnight investments created large volume-driven increases in interest income and interest expense. However, the impact of falling interest rates created large rate-driven reductions in interest income and expense. These two events largely offset each other, resulting in the slight increase in net interest income.

   During 2000, net interest income was $365.3 million, a $13.0 million or 3.7 percent increase over 1999. Taxable-equivalent net interest income totaled $370.9 million during 2001, an increase of $2.7 million or 0.7 percent over 2000. This followed an increase of $13.6 million or 3.8 percent during 2000. Table 8 presents the annual changes in net interest income due to changes in volume, yields and rates. This table is presented on a taxable-equivalent basis to adjust for the tax-exempt status of income earned on certain loans, leases and municipal securities.

Table 8
CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

                                                     2001                              2000
                                       -------------------------------- --------------------------------
                                       Change from previous year due to: Change from previous year due t
                                       -------------------------------- --------------------------------
                                                     Yield/    Total                  Yield/    Total
                                        Volume        Rate     Change     Volume       Rate     Change
                                        -------     --------  --------   --------     -------   -------
                                                                   (thousands)
Assets:
 Loans................................ $12,342     $(31,155)  $(18,813) $ 44,575     $30,198   $74,773
Investment securities:
 U. S. Government.....................  32,280      (11,248)    21,032   (16,555)      6,696    (9,859)
 State, county and municipal..........      51            8         59        99          41       140
 Other................................     760          764      1,524        37         179       216
                                        -------     --------  --------   --------     -------   -------
   Total investment securities........  33,091      (10,476)    22,615   (16,419)      6,916    (9,503)
Overnight investments.................  16,685      (14,138)     2,547     3,944       5,696     9,640
                                        -------     --------  --------   --------     -------   -------
   Total interest-earning assets...... $62,118     $(55,769)  $  6,349  $ 32,100     $42,810   $74,910
                                        =======     ========  ========   ========     =======   =======
Liabilities:
Deposits:
 Checking With Interest............... $   430     $   (708)  $   (278) $    (40)    $  (480)  $  (520)
 Savings..............................    (320)      (2,436)    (2,756)     (836)       (458)   (1,294)
 Money market accounts................   9,890      (18,967)    (9,077)    4,150      11,355    15,505
 Time.................................  33,119       (9,212)    23,907     8,731      31,613    40,344
                                        -------     --------  --------   --------     -------   -------
   Total interest-bearing deposits....  43,119      (31,323)    11,796    12,005      42,030    54,035
Short-term borrowings.................   3,488      (14,064)   (10,576)      929       6,369     7,298
Long-term obligations.................   2,605         (143)     2,462      (262)        215       (47)
                                        -------     --------  --------   --------     -------   -------
   Total interest-bearing liabilities. $49,212     $(45,530)  $  3,682  $ 12,672     $48,614   $61,286
                                        =======     ========  ========   ========     =======   =======
   Change in net interest income...... $12,906     $(10,239)  $  2,667  $ 19,428     $(5,804)  $13,624
                                        =======     ========  ========   ========     =======   =======

--------
Changes in income relating to certain loans and investment securities are stated on a fully tax-equivalent basis at a rate that approximates BancShares' marginal tax rate. The taxable equivalent adjustment was $1,940, $2,848, and $2,217 for the years 2001, 2000 and 1999, respectively. Table 5 provides detailed information on average balances, income/expense, yield/rate by category and the relevant income tax rates. The rate/volume variance is allocated equally between the changes in volume and rate.

   The interest rate spread was 3.21 percent during 2001, a decrease of 29 basis points from 3.50 during 2000. The interest rate spread was 3.61 percent in 1999. The net yield on interest-earning assets was 3.69 percent in 2001 and
4.10 percent in 2000 and 1999. The reductions in the interest rate spread and the net yield on interest-earning assets further reflect the impact of the simultaneous growth in interest-earning assets and the offsetting reduction in interest rates that contributed to the slight increase in net interest income during 2001.

   Rate Sensitivity. A principal objective of our asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that protect net interest income against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Table 9 provides BancShares' interest-sensitivity position as of December 31, 2001, which reflected a one-year negative interest-sensitivity gap of $1.06 billion. As a result of this liability-sensitive position, management believes increases in interest rates could have an unfavorable impact on net interest income.

Table 9
INTEREST-SENSITIVITY ANALYSIS

                             1-30        31-90     91-180     181-365      Total
                             Days        Days       Days       Days      One Year       Total
December 31, 2001          Sensitive   Sensitive  Sensitive  Sensitive   Sensitive   Nonsensitive    Total
-----------------         -----------  ---------  ---------  ---------- -----------  ------------ -----------
                                                              (thousands)
Assets:
Loans.................... $ 2,633,536  $ 147,574  $ 222,326  $  434,733 $ 3,438,169   $3,758,008  $ 7,196,177
Investment securities....     186,651    499,974    637,281   1,181,025   2,504,931      286,365    2,791,296
Overnight investments....     501,909         --         --          --     501,909           --      501,909
                          -----------  ---------  ---------  ---------- -----------   ----------  -----------
   Total interest-
     earning assets...... $ 3,322,096  $ 647,548  $ 859,607  $1,615,758 $ 6,445,009   $4,044,373  $10,489,382
                          ===========  =========  =========  ========== ===========   ==========  ===========
Liabilities:
Interest-bearing deposits $ 4,054,964  $ 776,664  $ 967,641  $1,091,035 $ 6,890,304   $1,421,200  $ 8,311,504
Short-term borrowings....     570,838     40,000        552          --     611,390           --      611,390
Long-term obligations....          --         --         --          --          --      284,009      284,009
                          -----------  ---------  ---------  ---------- -----------   ----------  -----------
   Total interest-
     bearing liabilities. $ 4,625,802  $ 816,664  $ 968,193  $1,091,035 $ 7,501,694   $1,705,209  $ 9,206,903
                          ===========  =========  =========  ========== ===========   ==========  ===========
 Interest-sensitivity gap $(1,303,706) $(169,116) $(108,586) $  524,723 $(1,056,685)  $2,339,164  $ 1,282,479
                          ===========  =========  =========  ========== ===========   ==========  ===========

--------
Assets and liabilities with maturities of one year or less and those that may be adjusted within this period are considered interest sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

   To minimize the potential adverse impact of interest rate fluctuations, management monitors the maturity and repricing distribution of the loan portfolio to reduce its interest rate risk. Additionally, much of the residential mortgage loan production is originated through and immediately sold on a servicing-released basis to correspondents, thereby protecting BancShares from the interest rate exposure that is typical in such lending.

Table 10
LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

                                                 December 31, 2001
                                    --------------------------------------------
                                    Within One One to Five After Five
                                       Year       Years      Years      Total
                                    ---------- ----------- ---------- ----------
                                                    (thousands)
Real estate:
 Construction and land development. $  121,190 $  133,689  $   29,089 $  283,968
 Mortgage:
   Commercial......................    982,562  1,018,265     230,671  2,231,498
   1-4 family residential..........    376,381    509,664     452,930  1,338,975
   Revolving.......................     71,414    255,046     697,721  1,024,181
   Other...........................     69,952     77,166      16,796    163,914
                                    ---------- ----------  ---------- ----------
 Total real estate loans...........  1,621,499  1,993,830   1,427,207  5,042,536
Commercial and industrial..........    343,167    427,061     148,701    918,929
Consumer...........................    293,588    718,977      61,637  1,074,202
Lease financing....................     34,992    104,974          --    139,966
Other..............................      8,842      9,435       2,267     20,544
                                    ---------- ----------  ---------- ----------
   Total........................... $2,302,088 $3,254,277  $1,639,812 $7,196,177
                                    ========== ==========  ========== ==========
Loans maturing after one year with:
 Fixed interest rates..............            $2,806,746  $  895,761 $3,702,507
 Floating or adjustable rates......               447,531     744,051  1,191,582
                                               ----------  ---------- ----------
   Total...........................            $3,254,277  $1,639,812 $4,894,089
                                               ==========  ========== ==========

   Table 10 details the maturity and repricing distribution as of December 31, 2001. Of the gross loans outstanding on December 31, 2001, 32.0 percent have scheduled maturities within one year, 45.2 percent have scheduled maturities in one to five years, while the remaining 22.8 percent have scheduled maturities extending beyond five years.

Table 11
MARKET RISK DISCLOSURES

                                                Maturing in Years ended December 31,
                                         --------------------------------------------------
                                                                                                                       Fair
                                            2002       2003      2004      2005      2006    Thereafter    Total       Value
                                         ----------  --------  --------  --------  --------  ----------  ----------  ----------
                                                                         (dollars in thousands)
Assets
Investment securities held to maturity
   Fixed rate........................... $2,453,883  $112,004  $ 85,144  $    515  $     23  $    7,282  $2,658,851  $2,680,700
   Average rate (%).....................       4.71%     2.51%     3.86%     5.63%     8.25%       6.84%       4.63%

Investment securities available for sale
   Fixed rate...........................     51,560    25,695        --        --        --       1,253      78,508      78,508
   Average rate (%).....................       2.06%     2.13%                                     5.33%       2.14%         --
   Marketable equity securities.........         --        --        --        --        --      53,937      53,937      53,937

Loans
   Fixed rate...........................    791,867   732,897   692,278   542,389   615,122     856,656   4,231,209   4,238,562
   Average rate (%).....................       7.96%     7.94%     7.88%     7.88%     7.38%       7.68%       7.79%
   Variable rate........................    813,549   325,388   224,097   183,035   229,547   1,189,352   2,964,968   2,964,968
   Average rate (%).....................       5.53%     6.05%     5.94%     5.74%     5.26%       6.60%       6.04%

Liabilities
Savings and interest-bearing checking
   Fixed rate...........................  3,885,118        --        --        --        --          --   3,885,118   3,885,118
   Average rate (%).....................       0.79%                                                           0.79%

Time deposits
   Fixed rate...........................  3,622,121   463,680   101,999   122,331    79,421         174   4,389,726   4,460,509
   Average rate (%).....................       4.15%     5.46%     5.01%     5.21%     5.34%       6.00%       4.37%
   Variable rate........................     26,142    10,518        --        --        --          --      36,660      36,660
   Average rate (%).....................       1.82%     2.11%                                                 1.90%

Short-term borrowings
   Fixed rate...........................    611,390        --        --        --        --          --     611,390     611,390
   Average rate (%).....................       0.94%                                                           0.94%

Long-term obligations
   Fixed rate...........................        600       348       321     2,178       376     280,186     284,009     275,185
   Average rate (%).....................       7.55%     8.12%     8.02%     8.00%     7.50%       7.96%       7.96%

   Table 11 provides information regarding the market risk profile of BancShares at December 31, 2001. Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can result in diminished current fair values or reduced net interest income or both in future periods. The more significant changes in our market risk profile from December 31, 2000 to December 31, 2001 include:

.. the fair value of investment securities held to maturity increased $896.8 million or 50.3 percent; all of the increase relates to growth among fixed-rate securities;

.. the fair value of investment securities available for sale increased $93.9 million or 243.5 percent; excluding the marketable equity securities, all of the increase relates to growth among fixed-rate securities;

.. the fair value of fixed rate loans declined $1.0 billion or 19.2 percent, the result of migration toward variable rate loans and fixed-rate loan sales;

.. the fair value of variable rate loans increased $1.20 billion or 68.5 percent, the result of strong growth among variable rate loans, especially Equity Line and Capital Line loans;

..  the fair value of savings and interest-bearing checking deposits increased
   $522.8 million or 15.5 percent, the result of general volume increases;

.. the fair value of fixed rate time deposits increased $252.6 million or 6.0% percent; the increase primarily results from growth among fixed rate time deposits maturing in 2002 and 2003; and

.. the fair value of long-term obligations, all of which are fixed-rate, increased $153.0 million or 125.3 percent; the increase is primarily due to $130.0 million in new obligations originated during 2001, all of which mature after 2006.

Assuming all other factors remain constant, the reductions in interest rates during 2001 would have resulted in higher fair values for portfolios of fixed rate assets and liabilities. However, the impact of the changes in amounts outstanding also contributes to changes in fair value. Given our liability-sensitive position, net interest income should have improved as a result of the interest rate reductions during 2001. However, the magnitude of the drop in interest rates was so large that our interest-sensitive liabilities reached effective floors, while the rates on interest-sensitive assets continued to decline. This resulted in compression of our net interest margin during 2001.

ASSET QUALITY

   Nonperforming Assets. Nonperforming asset balances for the past five years are presented in Table 12. BancShares' nonperforming assets at December 31, 2001 included nonaccrual loans totaling $14.0 million and $6.3 million in foreclosed property. Nonperforming assets as of December 31, 2001 represent
0.28 percent of loans outstanding and other real estate, up from 0.25 percent as of December 31, 2000. Nonperforming assets totaled $17.8 million and $12.3 million, respectively, as of December 31, 2000 and 1999. Management anticipates that the level of nonperforming assets may continue to increase until economic conditions in our market areas show signs of recovery. At December 31, 2001, loans outstanding included $6.3 million in balances classified as impaired. At December 31, 2000, impaired loans totaled $6.6 million. As of December 31, 2001, BancShares reported accruing loans 90 days or more past due of $13.0 million, compared to $6.7 million at December 31, 2000. The growth in past due balances is consistent with the growth in the levels of nonperforming assets. Management continues to closely monitor past due accounts to identify loans that should be classified as impaired or non-accrual.

   With the exception of certain residential mortgage loans, the accrual of interest on loans is discontinued when we deem that collection of additional principal or interest is doubtful; loans are returned to an accrual status when both principal and interest are current and the loan is determined to be performing in accordance with the applicable loan terms. The accrual of interest on certain residential mortgage loans is discontinued when a loan is more than three monthly payments past due; the accrual of interest on these loans resumes when the loan is less than three monthly payments past due.

Table 12
RISK ELEMENTS

                                                                               December 31,
                                                        ----------------------------------------------------------
                                                           2001        2000        1999        1998        1997
                                                        ----------  ----------  ----------  ----------  ----------
                                                                        (thousands, except ratios)
Nonaccrual loans....................................... $   13,983  $   15,933  $   10,720  $   12,489  $   12,681
Other real estate......................................      6,263       1,880       1,600       1,529       1,462
                                                        ----------  ----------  ----------  ----------  ----------
   Total nonperforming assets.......................... $   20,246  $   17,813  $   12,320  $   14,018  $   14,143
                                                        ==========  ==========  ==========  ==========  ==========
Accruing loans 90 days or more past due................ $   12,981  $    6,731  $    3,576  $    5,721  $    3,953
Loans at December 31................................... $7,196,177  $7,109,692  $6,751,039  $6,195,591  $5,445,772
Ratio of nonperforming assets to total loans plus other
  real estate..........................................       0.28%       0.25%       0.18%       0.23%       0.26%
                                                        ----------  ----------  ----------  ----------  ----------
Interest income that would have been earned on
  nonperforming loans had they been performing......... $    1,060  $    1,209  $      894  $    1,108  $    1,156
Interest income earned on nonperforming loans..........        333         587         287         409         349
                                                        ==========  ==========  ==========  ==========  ==========

--------
There are no loan concentrations to any multiple number of borrowers engaged in similar activities or industries in excess of 10 percent of total loans at December 31, 2001. There were no foreign loans outstanding in any period.

   Reserve for Loan Losses. Management evaluates the risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in management's opinion, deserve current recognition in estimating possible credit losses.

   At December 31, 2001, BancShares' reserve for loan losses was $107.1 million or 1.49 percent of loans outstanding. This compares to $102.7 million or 1.44 percent at December 31, 2000, and $98.7 million or 1.46 percent at December 31, 1999.

   The provision for loan losses charged to operations was $24.1 million during 2001 compared to $15.5 million during 2000 and $11.7 million during 1999. The $8.6 million increase in provision for loan losses from 2000 to 2001 resulted from growth in nonperforming assets and past due loans, increased loss estimates and higher net charge-offs during 2001.

Table 13
SUMMARY OF LOAN LOSS EXPERIENCE

                                                         2001        2000        1999        1998        1997
                                                      ----------  ----------  ----------  ----------  ----------
                                                                      (thousands, except ratios)
Balance at beginning of year......................... $  102,655  $   98,690  $   96,115  $   84,360  $   81,439
Reserve of acquired institutions.....................         --          --          --          --         481
Adjustment for sale of loans.........................       (777)         --          --          --          --
Provision for loan losses............................     24,134      15,488      11,672      19,879       8,726
Charge-offs:
  Real estate:
    Construction and land development................       (205)         --          (7)         (2)         (7)
    Mortgage:
     Commercial......................................     (2,758)       (280)       (111)       (112)       (245)
     1-4 family residential..........................     (1,171)       (898)       (966)       (826)     (1,350)
     Revolving.......................................       (899)       (805)        (23)       (134)        (90)
                                                      ----------  ----------  ----------  ----------  ----------
       Total real estate loans.......................     (5,033)     (1,983)     (1,107)     (1,074)     (1,692)
  Commercial and industrial..........................     (6,736)     (5,678)     (1,800)     (2,001)     (1,061)
  Consumer...........................................    (10,101)     (8,199)    (10,748)    (10,789)    (11,540)
  Lease financing....................................       (422)        (46)        (32)       (203)        (38)
                                                      ----------  ----------  ----------  ----------  ----------
       Total charge-offs.............................    (22,292)    (15,906)    (13,687)    (14,067)    (14,331)
                                                      ----------  ----------  ----------  ----------  ----------
Recoveries:
  Real estate:
    Construction and land development................         --           8          42          93       1,723
    Mortgage:
     Commercial......................................        504         688       1,262       2,877       1,502
     1-4 family residential..........................        260         347         368         689       2,505
     Revolving.......................................         58          33          13          10           3
                                                      ----------  ----------  ----------  ----------  ----------
       Total real estate loans.......................        822       1,076       1,685       3,669       5,733
  Commercial and industrial..........................        755       1,581         835         512         698
  Consumer...........................................      1,787       1,726       2,070       1,762       1,614
  Lease financing....................................          3          --          --          --          --
                                                      ----------  ----------  ----------  ----------  ----------
       Total recoveries..............................      3,367       4,383       4,590       5,943       8,045
                                                      ----------  ----------  ----------  ----------  ----------
       Net charge-offs...............................    (18,925)    (11,523)     (9,097)     (8,124)     (6,286)
                                                      ----------  ----------  ----------  ----------  ----------
Balance at end of year............................... $  107,087  $  102,655  $   98,690  $   96,115  $   84,360
                                                      ==========  ==========  ==========  ==========  ==========
Historical Statistics
Balances
  Average total loans................................ $7,105,915  $6,955,772  $6,399,114  $5,847,531  $5,086,723
  Total loans at year-end............................  7,196,177   7,109,692   6,751,039   6,195,591   5,445,772
Ratios
  Net charge-offs to average total loans.............       0.27%       0.17%       0.14%       0.14%       0.12%
  Reserve for loan losses to total loans at year-end.       1.49        1.44        1.46        1.55        1.55
                                                      ----------  ----------  ----------  ----------  ----------

--------
All information presented in this table relates to domestic loans as BancShares makes no foreign loans.

   Economic weakness and less favorable business conditions caused charge offs to increase in 2001. Net charge-offs for 2001 totaled $18.9 million, compared to $11.5 million during 2000 and $9.1 million during 1999. Gross charge-offs for 2001 were $22.3 million, compared to $15.9 million in 2000 and $13.7 million in 1999. During 2001, BancShares experienced increases of $3.1 million in charge-offs of loans secured by real estate, $1.9 million among consumer loans and $1.1 million among commercial and industrial loans.

   During 2001, total recoveries were $3.4 million, compared to $4.4 million during 2000 and $4.6 million during 1999. During 2001, gross recoveries decreased $1.0 million primarily due to reductions in recoveries of commercial and industrial loans.

   The ratio of net charge-offs to average loans outstanding equaled 0.27 percent during 2001, 0.17 percent during 2000 and 0.14 percent during 1999. Table 13 provides details concerning the reserve for loan losses and provision for loan losses for the past five years.

   Management considers the established reserve adequate to absorb losses that relate to loans outstanding at December 31, 2001, although future additions to the reserve may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of additions to the reserve based on their judgments of information available to them at the time of their examination.

   Table 14 details our allocation of the reserve among the various loan types. The process used to allocate the loan loss reserve considers, among other factors, whether the borrower is a retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement. Generally, loans to commercial customers are evaluated individually and assigned a credit grade, while loans to retail customers are evaluated among groups of loans with similar characteristics. Loans evaluated individually are assigned a credit grade using such factors as the borrower's cash flow, the value of any underlying collateral and the value of any guarantee. The rating becomes the basis for the reserve allocation for that individual loan. Groups of loans are aggregated and probable losses are estimated based on prior experience and current economic conditions. The amount of the reserve for loan losses not allocated through these loss models becomes the unallocated reserve. The growth in the unallocated reserve during 2001 and 2000 results from growth in nonperforming assets, higher net charge-offs in each period and greater uncertainty resulting from current economic conditions.

Table 14
ALLOCATION OF RESERVE FOR LOAN LOSSES

                                                               December 31
                          --------------------------------------------------------------------------------------
                                2001              2000              1999             1998             1997
                          ----------------  ----------------  ---------------  ---------------  ----------------
                                   Percent           Percent          Percent          Percent          Percent
                                   of Loans          of Loans         of Loans         of Loans         of Loans
                                   to Total          to Total         to Total         to Total         to Total
                          Reserve   Loans   Reserve   Loans   Reserve  Loans   Reserve  Loans   Reserve  Loans
                          -------- -------- -------- -------- ------- -------- ------- -------- ------- --------
                                                               (thousands)
Real estate:
 Construction and land
   development........... $  7,099    3.95% $  5,411    3.04% $ 4,653    2.76% $ 3,027    2.54% $ 3,235   .2.09
Mortgage:
  Commercial.............   32,875   31.01    31,786   28.04   32,198   26.82   26,835   24.13   16,388   19.38
  1-4 family residential.    6,498   18.61    6,416.   21.81    5,721   19.65   11,182   20.97   14,779   25.92
  Revolving..............    5,349   14.23     4,600   11.98    4,098   11.19    3,338    9.96    4,257   11.09
  Other..................    2,290    2.28     2,860    2.62    3,232    2.39    3,075    2.59    1,712    2.51
                          --------  ------  --------  ------  -------  ------  -------  ------  -------  ------
Total real estate........   54,111   70.08    51,073   67.49   49,902   62.81   47,457   60.19   40,371   60.99
Commercial and industrial   19,833   12.77    19,951   13.13   20,084   14.60   13,591   13.64    9,533   11.63
Consumer.................   23,754   14.91    24,523   17.13   26,279   20.64   32,099   24.49   31,025   25.74
Lease financing..........    1,624    1.95     1,560    1.89    1,572    1.84    1,123    1.51      992    1.37
Other....................      151    0.29       254    0.36      190    0.11      180    0.17      324    0.27
Unallocated..............    7,614       -     5,294       -      663       -    1,665       -    2,115       -
                          --------  ------  --------  ------  -------  ------  -------  ------  -------  ------
  Total.................. $107,087  100.00% $102,655  100.00% $98,690  100.00% $96,115  100.00% $84,360  100.00
                          ========  ======  ========  ======  =======  ======  =======  ======  =======  ======

   At December 31, 2001, we had no foreign loans or any loans to finance highly leveraged transactions. Further, management does not contemplate originating or participating in such transactions in the future.

NONINTEREST INCOME

   Total noninterest income was $215.6 million during 2001, an increase of $13.4 million or 6.6 percent over 2000. Noninterest income during 2000 was $202.2, which was a $36.9 million or 22.3 percent increase over the $165.3 million recorded during 1999. During 2001, 2000 and 1999, various nonrecurring items have had a significant impact on noninterest income. These items totaled $7.5 million in 2001, $26.1 million in 2000 and $6.8 million in 1999. Table 15 presents the major components of noninterest income for the past five years.

   Much of the increase in core noninterest income during 2001 can be attributed to increases in service charges on deposit accounts, mortgage income and credit card income. Service charge income was $70.1 million during 2001, compared to $59.4 million in 2000 and $55.2 million in 1999. The $10.7 million or 18.0 percent increase in service charge income during 2001 results from higher bad check fees and commercial service charges. The growth in commercial service charges reflects the impact of lower market interest rates since the service charge on commercial deposit accounts is typically calculated net of an earnings credit for deposit balances maintained. During 2001, as the earnings credit rate declined, the amount of service charges increased.

Table 15
NONINTEREST INCOME

                                                      Year ended December 31
                                           --------------------------------------------
                                             2001     2000     1999     1998     1997
                                           -------- -------- -------- -------- --------
                                                           (thousands)
Core noninterest income:
 Service charges on deposit accounts...... $ 70,066 $ 59,384 $ 55,169 $ 47,055 $ 41,748
 Credit card income.......................   42,759   36,837   30,820   25,558   20,053
 Commission-based income:
   Investments............................   12,585   12,974   10,700    9,034    6,407
   Insurance..............................    5,220    3,718    3,072    1,325      351
   Other..................................    1,969      603       --       --       --
                                           -------- -------- -------- -------- --------
     Total commission-based income........   19,774   17,295   13,772   10,359    6,758
 Fees from processing services............   17,452   14,556   12,987   11,652   10,511
 Trust income.............................   15,114   14,814   13,848   12,710   11,284
 Mortgage income..........................   12,557    5,172    6,440    8,797    2,106
 ATM income...............................   11,192   10,844   10,655   10,397    8,524
 Other service charges and fees...........   13,896   12,077    9,935   10,176    7,311
 Other....................................    5,256    5,129    4,944    5,646    6,619
                                           -------- -------- -------- -------- --------
     Total core noninterest income........  208,066  176,108  158,570  142,350  114,914
                                           -------- -------- -------- -------- --------
Nonrecurring items:
 Securities transactions..................    7,189    1,810    1,706       --       --
 Gain on sale of mortgage servicing rights      300   20,187       --       --       --
 Gain on sale of branches.................       --    4,085    5,063    3,067       --
                                           -------- -------- -------- -------- --------
     Total nonrecurring items.............    7,489   26,082    6,769    3,067       --
                                           -------- -------- -------- -------- --------
Total..................................... $215,555 $202,190 $165,339 $145,417 $114,914
                                           ======== ======== ======== ======== ========

   Mortgage income grew $7.4 million from $5.2 million in 2000 to $12.6 million in 2001. Higher loan originations during 2001 resulted in an increase in origination fees and servicing release fees earned. Mortgage income decreased $1.3 million from 1999 to 2000. This 19.7 percent decrease resulted from losses sustained on the sales of our marketable residential mortgage loans. Credit card income grew from $36.8 million in 2000 to $42.8 million during 2001, an increase of $5.9 million or 16.1 percent, the result of continued growth in merchant and cardholder interchange income. Income recognized during 2000 represented a $6.0 million or 19.5 percent increase from 1999.

   Commission-based income totaled $19.8 million during 2001, an increase of $2.5 million or 14.3 percent over 2000. BancShares reported $17.3 million in commission-based income during 2000, an increase of $3.5 million or 25.6 percent over 1999. The increase during 2001 resulted from higher insurance and factoring commissions, while the growth during 2000 resulted primarily from growth in fees generated by First Citizens Investor Services, BancShares' registered broker dealer. Acquisitions of insurance agencies and the growth in business related to BancShares' insurance agency operation has been a significant factor in the improvement in insurance commissions.

   During 2001, BancShares recognized $17.5 million in fees for providing processing services to other banks, many of which are considered related parties. This was an increase of $2.9 million or 19.9 percent over the $14.6 million recognized during 2000. Processing fees earned during 2000 represented a $1.6 million or 12.1 percent increase over those earned during 1999. Fees from related parties totaled $17.3 million during 2001 and $14.4 million during 2000.

   Among nonrecurring components of noninterest income, securities transactions provided $7.2 million in noninterest income during 2001, compared to $1.8 million in 2000 and $1.7 million during 1999. In each period, these gains resulted from sales and exchanges of available for sale securities. The $20.2 million gain on mortgage servicing rights realized in 2000 is a result of the sale of our then-existing mortgage servicing rights. During 2000 and 1999, BancShares reported gains on the sale of branch facilities, some of which were to related parties. These gains were $4.1 million and $5.1 million during the respective periods. No such gains were recognized during 2001.

NONINTEREST EXPENSE

   Noninterest expense for 2001 amounted to $422.6 million, a $27.8 million or
7.0 percent increase over 2000. Noninterest expense in 2000 was $394.8 million, a $19.2 million or 5.1 percent increase over 1999. Table 16 presents the major components of noninterest expense for the past five years.

   Salary expense was $181.0 million during 2001, compared to $168.8 million during 2000, an increase of $12.2 million or 7.3 percent, following an $8.3 million or 5.2 percent increase in 2000 over 1999. Increases during each period resulted from new positions arising from franchise growth and expansion, merit increases and higher levels of incentive-based compensation.

   Employee benefits expense was $35.9 million during 2001, an increase of $3.8 million or 11.7 percent from 2000. The $32.1 million in benefits expense recorded during 2000 represented an increase of $1.7 million or 5.5 percent over 1999. During 2001, higher costs related to our pension and employee health insurance plans contributed to the increase in total employee benefits expense. The increased 2001 pension expense is attributed to a reduced discount rate and higher levels of covered payroll. During 2000, higher FICA and employee health insurance costs contributed to the increase in total employee benefits. Partially offsetting the increase during 2000 was a reduction in pension expense due to an increase in the discount rate from 1999.

Table 16
NONINTEREST EXPENSE

                                           Year ended December 31
                                --------------------------------------------
                                  2001     2000     1999     1998     1997
                                -------- -------- -------- -------- --------
                                                (thousands)
    Salaries and wages......... $181,018 $168,778 $160,440 $142,020 $126,474
    Employee benefits..........   35,897   32,136   30,455   27,434   23,718
    Equipment expense..........   40,861   38,153   37,745   36,545   32,035
    Occupancy expense..........   35,584   33,835   30,041   28,112   23,338
    Credit card expense........   19,514   16,870   14,712   12,658   11,722
    Amortization of intangibles   11,585   10,637   10,963   10,652    8,641
    Telecommunication expense..   11,052   10,799   10,052    9,046    8,032
    Postage expense............    8,055    7,062    7,096    6,826    6,623
    Advertising expense........    6,928    7,277    7,313    5,836    6,522
    Consultant expense.........    3,470    5,273    5,840    7,134    5,626
    Other......................   68,633   63,964   60,963   55,950   47,670
                                -------- -------- -------- -------- --------
     Total..................... $422,597 $394,784 $375,620 $342,213 $300,401
                                ======== ======== ======== ======== ========

--------
For 2001 and 2000, occupancy expense includes $323 and $1,130 related to provisions for branch closings. For 2001 and 2000, other expense includes $1,011 and $1,972 related to provisions for branch closings.

   Equipment expense for 2001 was $40.9 million, an increase of $2.7 million or
7.1 percent over 2000, when total equipment expenses were $38.2 million. The increase during 2001 resulted from higher levels of depreciation and maintenance expense related to software. During 2000, equipment expense was $408,000 or 1.1 percent above the amount recorded during 1999, primarily the result of higher depreciation expense resulting from new and replacement branch offices.

   BancShares recorded occupancy expense of $35.6 million during 2001, an increase of $1.7 million or 5.2 percent during 2001. Occupancy expense during 2000 was $33.8 million, an increase of $3.8 million or 12.6 percent over 1999. During 2001 and 2000, occupancy expense included $323,000 and $1.1 million, respectively, in provisions for branch closings resulting from management's decision to discontinue operations at certain branch locations. The occupancy expenses relate to lease payment obligations arising as a result of the closings. Ignoring the impact of the provision for branch closings, the increase in occupancy expense in each period resulted from higher depreciation expense, the result of continuing expansion in Georgia and Florida and new buildings in North Carolina and Virginia.

   Expenses related to credit card processing were $19.5 million in 2001 and $16.9 million in 2000. This increase of $2.6 million or 15.7 percent is due to growth in credit card transaction and merchant volume. In 2000, credit card processing expense increased $2.2 million or 14.7 percent from 1999, primarily due to higher merchant volume.

   Amortization of intangibles totaled $11.6 million during 2001, an increase of 8.9 percent over the $10.6 million recorded during 2000, the result of amortization of intangibles recognized in conjunction with branch acquisitions completed during late 2000 and early 2001. Postage expense during 2001 was $8.1 million, an increase of 14.1 percent over 2000, the result of higher postage rates and increased volume. Consultant expense decreased $1.8 million during 2001 following the completion of several earnings enhancement projects conducted during 2000.

   Other expense was $68.6 million during 2001, an increase of $4.7 million or
7.3 percent from 2000. During 2000, other expense was $64.0 million, an increase of $3.0 million or 4.9 percent over 1999. During 2001 and 2000, other expense included $1.0 million and $2.0 million, respectively, in provisions for branch closings resulting from management's decision to discontinue operations at certain locations. These expenses relate to losses resulting from the abandonment of fixed assets and resulting impairment charges recognized for similar branch locations. Ignoring the impact of the provision for branch closings, the increase in other expense in each period results from higher general levels of operating expenses.

   During 2002, management anticipates increases in various operating expenses related to the continued growth of the branch network. Personnel, occupancy and certain equipment costs will increase as new branches are opened and new delivery channels are established. As a result of changes to the treatment of purchased goodwill that became effective on January 1, 2002, BancShares will discontinue the periodic amortization of goodwill for 2002, although goodwill will be subject to an annual review to determine if its carrying value is appropriate. During 2001, BancShares recorded $5.1 million in goodwill amortization. Acquisition-related intangibles will continue to be amortized over their estimated useful lives. During 2001, BancShares recorded $6.5 million in amortization of acquisition-related intangibles.

INCOME TAXES

   During 2001, BancShares recorded total income tax expense of $50.8 million, compared to $58.9 million in income tax expense during 2000 and $48.6 million during 1999. BancShares' effective tax rate remained largely unchanged at
36.9 percent in 2001, 37.5 in 2000 and 37.3 percent in 1999.

LIQUIDITY

   BancShares has historically maintained a strong focus on liquidity, maintaining a relatively large and highly liquid investment portfolio with varying maturities to provide needed cash flows to meet liquidity requirements. At December 31, 2001, investment securities available for sale totaled $132.4 million compared to $38.6 million at December 31, 2000. Investment securities held to maturity totaled $2.66 billion at December 31, 2001 and $1.78 billion at December 31, 2000. The weighted-average maturity of investment securities held to maturity was 9 months at December 31, 2001, providing a significant source of liquidity. Total investment securities represent 23.5 percent and
17.0 percent of total assets at December 31, 2001 and 2000, respectively.

   The ability to generate retail deposits provides an additional source of liquidity. The rate of growth in average deposits was 12.1 percent during 2001,
3.5 percent during 2000 and 4.5 percent during 1999. Through its extensive branch network and varying deposit promotions, BancShares has the ability to stimulate or curtail deposit growth.

   In addition to deposits, BancShares maintains additional sources for borrowed funds through federal funds lines of credit and other borrowing facilities. At December 31, 2001, BancShares had access to $500.0 million in unfunded borrowings.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

   BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. BancShares' total risk-based capital ratios were 14.4 percent, 11.7 percent and 11.3 percent, respectively, at December 31, 2001, 2000 and 1999. BancShares' Tier 1 capital ratios for December 31, 2001, 2000 and 1999 were 13.1 percent, 10.4 percent and 10.0 percent, respectively. The minimum capital ratios established by Federal Reserve guidelines are 8 percent for total capital and 4 percent for Tier 1 capital. At December 31, 2001, BancShares' leverage capital ratio was 8.8 percent compared to 8.1 percent and 7.9 percent at December 31, 2000 and 1999, respectively. The minimum leverage ratio is 3 percent. Failure to meet certain capital requirements may result in certain actions by regulatory agencies that could have a direct material effect on the financial statements. The improved capital ratios during 2001 reflect the impact of the issuance of $100 million in trust preferred capital securities, which qualify as Tier 1 capital.

   Reflecting the increase in net income during 2000 and the subsequent reduction in net income during 2001, the rate of return on average shareholders' equity during 2001, 2000 and 1999 amounted to 10.3 percent, 12.9 percent and 11.8 percent, respectively.

Table 17
ANALYSIS OF BANCSHARES' CAPITAL ADEQUACY

                                         December 31
                               -------------------------------- Regulatory
                                  2001       2000       1999     Minimum
                               ---------- ---------- ---------- ----------
                                    (dollars in thousands)
     Tier 1 capital........... $1,015,804 $  835,678 $  760,195
     Tier 2 capital...........    102,444    104,582     99,443
                               ---------- ---------- ----------
     Total capital............ $1,118,248 $  940,260 $  859,638
                               ========== ========== ==========
     Risk-adjusted assets..... $7,771,031 $8,057,478 $7,616,890
                               ========== ========== ==========

     Risk-based capital ratios
        Tier 1 capital........     13.07%     10.37%      9.98%   4.00%
        Total capital.........     14.39%     11.67%     11.29%   8.00%
     Tier 1 leverage ratio....      8.78%      8.11%      7.91%   3.00%

During the fourth quarter of 2001 the Board of Directors of BancShares reauthorized the purchase of its Class A and Class B common stock. Management views the purchase of its stock as a good investment and will continue to repurchase shares when market conditions are favorable for such transactions and excess capital exists to fund those purchases.

SEGMENT REPORTING

   BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and ASB. Although FCB and ASB offer similar products and services to customers, each entity operates in distinct geographic markets and has separate management groups. Additionally, the financial results and trends of ASB reflect the de novo nature of its growth.

   Atlantic States Bank. ASB's total assets increased from $678.2 million at December 31, 2000 to $867.2 million at December 31, 2001, an increase of $189.0 million or 27.9 percent. This growth resulted from an expanding branch network, as ASB added six new branches during 2001. At December 31, 2001, ASB operated from 44 branches in Florida and Georgia. ASB's net interest income increased $4.2 million or 29.3 percent during 2001, the result of balance sheet growth. Provision for loan losses increased $2.4 million or 139.8 percent due to higher levels of nonperforming assets, net charge-offs and loan loss estimates.

   ASB's noninterest income increased $859,000 or 25.1 percent during 2001, primarily the result of higher service charge income. Noninterest expense increased $6.6 million or 27.4 percent during 2001. Higher personnel, occupancy and equipment costs reflect the impact of the expanded branch network.

   ASB recorded a net loss of $7.6 million during 2001 compared to a net loss of $5.2 million during 2000. This represents a $2.5 million or 47.8 percent increase in the net loss. Substantially all of ASB's growth has been on a de novo basis, and ASB continues its efforts to build a customer base in its highly-competitive markets. As a result of plans for continued expansion, ASB's net losses could extend into the forseeable future.

   First Citizens Bank. FCB's total assets increased from $9.89 billion at December 31, 2000 to $10.77 billion at December 31, 2001, an increase of $876.2 million or 8.9 percent. This growth resulted from strong deposit growth during 2001. FCB's net interest income declined $3.7 million or 1.0 percent during 2001, the result of interest rate reductions. Provision for loan losses increased $6.3 million or 45.4 percent due to higher levels of nonperforming assets, higher historical net charge-offs and higher loan loss estimates.

   FCB's noninterest income increased $7.8 million or 3.9 percent during 2001, primarily the result of higher service charge income. Noninterest expense increased $22.2 million or 6.0 percent during 2001, primarily due to higher personnel and equipment costs. FCB recorded net income of $101.0 million during 2001 compared to $115.8 million during 2000. This represents a $14.8 million or
12.8 percent reduction in net income.

FOURTH QUARTER ANALYSIS

   BancShares' net income for the fourth quarter of 2001 totaled $21.3 million, compared to $24.0 million during the same period of 2000, a decrease of $2.7 million or 11.1 percent. The decrease in net income was primarily due to a $7.6 million increase in noninterest expense and a $2.6 million increase in the provision for loan losses, partially offset by a $5.6 million increase in noninterest income. Net income per share during the fourth quarter of 2001 was $2.03 compared to $2.28 during the same period of 2000.

   The after-tax impact of all nonrecurring items was a net loss of $43,000 during 2001, and a net gain of $2.3 million during 2000. The per share amounts of the nonrecurring items were a $0.01 loss during 2001 and a $0.22 gain for 2000. While the impact of nonrecurring items during the fourth quarter of 2001 was not significant, BancShares recognized a $4.1 million pre-tax gain on the sale of branches during the fourth quarter of 2000. The net-of-tax impact of the branch sales was $2.6 million. Thus, excluding the impact of the nonrecurring items, fourth quarter 2001 net income and net income per share was essentially unchanged from the prior period. Net interest income for the fourth quarter of 2001 increased by only 0.4 percent from 2000, which was in turn caused by a declining interest rate spread.

Table 18
SELECTED QUARTERLY DATA

                                                 2001                                                2000
                          --------------------------------------------------  --------------------------------------------------
                            Fourth        Third       Second        First       Fourth        Third       Second        First
                            Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                      (thousands, except per share data and ratios)

SUMMARY OF OPERATIONS
Interest income.......... $   167,032  $   176,709  $   182,660  $   189,026  $   189,328  $   182,966  $   171,890  $   163,986
Interest expense.........      74,113       84,482       91,472       96,443       96,754       91,509       80,184       74,381
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net interest income......      92,919       92,227       91,188       92,583       92,574       91,457       91,706       89,605
Provision for loan losses       7,444        5,620        5,394        5,676        4,857        4,197        2,975        3,459
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net interest income
 after provision for
 loan losses.............      85,475       86,607       85,794       86,907       87,717       87,260       88,731       86,146
Noninterest income.......      55,014       53,089       54,641       52,811       49,384       67,358       44,097       41,351
Noninterest expense......     106,912      106,963      105,922      102,800       99,287      101,257       97,953       96,287
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Income before income
 taxes...................      33,577       32,733       34,513       36,918       37,814       53,361       34,875       31,210
Income taxes.............      12,260       11,977       12,509       14,059       13,826       20,006       13,421       11,696
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
 Net income.............. $    21,317  $    20,756  $    22,004  $    22,859  $    23,988  $    33,355  $    21,454  $    19,514
                          ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========
 Net interest
  income--taxable
  equivalent............. $    93,389  $    92,698  $    91,678  $    93,091  $    93,240  $    92,162  $    92,414  $    90,374
                          ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

SELECTED QUARTERLY
 AVERAGES
Total assets............. $11,674,273  $11,333,123  $11,128,229  $10,785,178  $10,420,204  $10,167,665  $ 9,772,765  $ 9,658,251
Investment securities....   2,684,315    2,195,064    2,042,987    1,854,401    1,747,536    1,633,653    1,594,291    1,497,278
Loans....................   7,128,818    7,054,247    7,139,623    7,101,238    7,077,991    7,036,622    6,917,041    6,789,203
Interest-earning assets..  10,446,364   10,126,568    9,952,752    9,616,497    9,335,530    9,142,585    8,788,776    8,667,039
Deposits.................   9,742,153    9,496,699    9,337,298    9,037,155    8,693,634    8,524,930    8,211,252    8,128,968
Interest-bearing
 liabilities.............   9,142,487    8,851,916    8,721,873    8,470,303    8,126,969    7,886,410    7,560,267    7,512,781
Long-term obligations....     274,445      161,587      154,831      154,639      154,609      154,979      153,773      155,171
Shareholders' equity..... $   874,801  $   857,417  $   838,806  $   819,289  $   799,234  $   770,418  $   748,648  $   734,777
Shares outstanding.......  10,488,894   10,508,330   10,511,028   10,521,253   10,528,680   10,534,049   10,551,766   10,592,378
                          ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

SELECTED QUARTER-END
 BALANCES
Total assets............. $11,864,991  $11,522,525  $11,289,166  $11,145,917  $10,691,617  $10,361,296  $ 9,943,877  $ 9,880,732
Investment securities....   2,791,296    2,482,123    1,987,085    1,868,886    1,816,720    1,730,439    1,543,033    1,547,214
Loans....................   7,196,177    7,109,584    7,058,070    7,124,535    7,109,692    7,097,773    7,006,824    6,828,095
Interest-earning assets..  10,489,382   10,217,283    9,981,549    9,870,346    9,357,794    9,278,658    8,871,522    8,896,750
Deposits.................   9,961,605    9,645,226    9,480,108    9,365,356    8,971,868    8,668,642    8,366,364    8,295,850
Interest-bearing
 liabilities.............   9,206,903    9,007,989    8,807,409    8,730,946    8,384,692    8,068,241    7,626,805    7,655,102
Long-term obligations....     284,009      184,018      154,829      154,836      154,332      154,687      153,761      154,915
Shareholders' equity..... $   885,043  $   865,963  $   849,297  $   830,135  $   810,728  $   789,341  $   758,985  $   741,136
Shares outstanding.......  10,483,456   10,490,703   10,509,956   10,513,475   10,522,836   10,533,814   10,534,614   10,566,849
                          ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

PROFITABILITY RATIOS
 (averages)
Rate of return (annualized) on:
  Total assets...........       0.72 %       0.74 %       0.79 %       0.86 %       0.92 %       1.31 %       0.88 %        0.81
  Shareholders' equity...        9.67         9.82        10.52        11.32        11.94        17.22        11.53        10.68
Dividend payout ratio....       12.32        12.63        11.96        11.52        10.96         7.89        12.32        13.59
                          ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

LIQUIDITY AND CAPITAL
 RATIOS (averages)
Loans to deposits........      73.17 %      74.28 %      76.46 %      78.58 %      81.42 %      82.54 %      84.24 %       83.52
Shareholders' equity to
 total assets............        7.49         7.57         7.54         7.60         7.67         7.58         7.66         7.61
Time certificates of
 $100,000 or more to
 total deposits..........        8.98        11.92        11.37        10.60         9.92         9.54         9.27         9.01
                          ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========
PER SHARE OF STOCK
Net income............... $      2.03  $      1.98  $      2.09  $      2.17  $      2.28  $      3.17  $      2.03  $      1.84
Cash dividends...........        0.25         0.25         0.25         0.25         0.25         0.25         0.25         0.25
Class A sales price
 High....................       99.99       111.00       113.16       102.50        80.75        73.31        65.00        69.06
 Low.....................       84.50        80.00        97.00        77.52        69.38        56.44        58.25        56.47
Class B sales price......
 High....................       94.50        99.43        97.49        94.12        72.50        64.50        62.25        70.00
 Low.....................       84.00        86.00        89.00        75.13        62.00        52.00        51.00        58.00
                          ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

--------
Stock information related to Class A and Class B common stock reflects the sales price, as reported on the Nasdaq National Market System. As of December 31, 2001, there were 2,885 holders of record of the Class A common stock and 548 holders of record of the Class B common stock.

Table 19
CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS--
 FOURTH QUARTER

                                                2001                        2000            Increase (decrease) due to:
                                     --------------------------  -------------------------  ---------------------------
                                                 Interest                   Interest
                                       Average   Income/  Yield/  Average   Income/  Yield/           Yield/    Total
                                       Balance   Expense   Rate   Balance   Expense   Rate  Volume     Rate     Change
                                     ----------- -------- ------ ---------- -------- ------ -------  --------  --------
                                                                         (thousands)
Assets
Total loans......................... $ 7,128,818 $132,188  7.36% $7,077,991 $153,729  8.64% $ 1,168  $(22,709) $(21,541)
Investment securities:
  U. S. Government..................   2,628,842   31,229  4.71   1,706,146   27,384  6.39   12,935    (9,090)    3,845
  State, county and municipal.......       4,541      100  8.74       4,674       99  8.43       (3)        4         1
  Other.............................      50,932      468  3.65      36,716      391  4.24      141       (64)       77
                                     ----------- --------  ----  ---------- --------  ----  -------  --------  --------
  Total investment securities.......   2,684,315   31,797  4.70   1,747,536   27,874  6.35   13,073    (9,150)    3,923
Overnight investments...............     633,231    3,517  2.20     510,003    8,391  6.55    1,366    (6,240)   (4,874)
                                     ----------- --------  ----  ---------- --------  ----  -------  --------  --------
Total interest-earning assets....... $10,446,364 $167,502  6.36% $9,335,530 $189,994  8.10% $15,607  $(38,099) $(22,492)
                                     =========== ========  ====  ========== ========  ====  =======  ========  ========
Liabilities
Deposits:
  Checking With Interest............ $ 1,192,775 $  1,094  0.36% $1,083,490 $  1,669  0.61% $   137  $   (712) $   (575)
  Savings...........................     609,580    1,251  0.81     606,519    2,044  1.34       13      (806)     (793)
  Money market accounts.............   1,894,601    9,615  2.01   1,516,924   17,347  4.55    3,136   (10,868)   (7,732)
  Time deposits.....................   4,508,371   54,264  4.78   4,127,761   63,482  6.12    5,270   (14,488)   (9,218)
                                     ----------- --------  ----  ---------- --------  ----  -------  --------  --------
  Total interest-bearing deposits...   8,205,327   66,224  3.20   7,334,694   84,542  4.59    8,556   (26,874)  (18,318)
Short-term borrowings...............     662,715    2,354  1.41     637,666    9,035  5.64      227    (6,908)   (6,681)
Long-term obligations...............     274,445    5,535  8.00     154,609    3,177  8.17    2,443       (85)    2,358
                                     ----------- --------  ----  ---------- --------  ----  -------  --------  --------
Total interest-bearing liabilities.. $ 9,142,487 $ 74,113  3.22% $8,126,969 $ 96,754  4.74% $11,226  $(33,867) $(22,641)
                                     =========== ========  ====  ========== ========  ====  =======  ========  ========
Interest rate spread................                       3.14%                      3.36%
                                                           ----                       ----
Net interest income and net yield on
  interest-earning assets...........             $ 93,389  3.55%            $ 93,240  3.97% $ 4,381  $ (4,232) $    149
                                                 ========  ====             ========  ====  =======  ========  ========

--------
Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for each period, and state income tax rates of 6.90% for 2001 and 7.00% for 2000.

   Interest income decreased $22.3 million or 11.8 percent in the fourth quarter of 2001 when compared to the same period of 2000 caused by reductions during 2001 in the discount and fed funds rate by the Federal Reserve. Interest-earning assets averaged $10.45 billion during the fourth quarter of 2001, an increase of 11.9 percent over the same period of 2000. Average loans outstanding during the fourth quarter of 2001 were $7.13 billion, an increase of $50.8 million or 0.7 percent over the same period of 2000. Investment securities averaged $2.68 billion during the fourth quarter of 2001, a $936.8 million or 53.6 percent increase from the same period of 2000 due to large levels of liquidity generated by significant increases in deposits.

   Interest-earning assets yielded 6.36 percent during the fourth quarter of 2001, a 174 basis point reduction from the 8.10 percent yield recorded during the fourth quarter of 2000. The loan yield decreased 128 basis points from
8.64 percent during the fourth quarter of 2000 to 7.36 percent during the same period of 2001. The taxable-equivalent yield on investment securities fell from
6.35 percent during the fourth quarter of 2000 to 4.70 during the same period of 2001, a 165 basis point reduction. Yield reductions reflect general market conditions during 2001.

   Interest expense decreased $22.6 million or 23.4 percent during the fourth quarter of 2001, reflective of lower market interest rates during 2001. Average interest-bearing liabilities experienced a $1.02 billion increase from the fourth quarter of 2000 to the same period of 2001, primarily the result of increases in interest-bearing deposits and long-term borrowings. The growth in interest-bearing deposits resulted from growth among money market and time deposits, while the higher level of long-term borrowings reflected the impact of the $100.0 million in trust preferred securities issued during October 2001. The impact of the growth in interest-bearing liabilities was more than offset by the 152 basis point reduction in those obligations. The rate on interest-bearing deposits fell 139 basis points during 2001, as interest rates on all deposit products plummeted. The rate on short-term borrowings, which are largely indexed to the federal funds rate, experienced a 423 basis point reduction.

   Net interest income was $92.9 million during the fourth quarter of 2001, an increase of $345,000 or 0.4 percent over the same period of 2000. The net yield on interest-earning assets was 3.55 percent during the fourth quarter of 2001, compared to 3.97 percent during the same period of 2000.

   Noninterest income for the fourth quarter of 2001 was $55.0 million, an increase of $5.6 million or 11.4 percent over the same period of 2001. Adjusting for the impact of nonrecurring items during 2001 and 2000, noninterest income increased $9.7 million or 21.4 percent. Increases were recorded in service charges on deposit accounts, which increased $3.2 million, mortgage income, which increased $2.6 million, and credit card fee income, which increased $1.5 million.

   Noninterest expense amounted to $106.9 million for the quarter ended December 31, 2001, compared to $99.3 million for the quarter ended December 31, 2000, an increase of $7.6 million or 7.7 percent. Adjusting for the impact of nonrecurring items, noninterest expense increased $7.7 million or 7.8 percent from the fourth quarter of 2000 to the same period of 2001. Much of the increase in noninterest expense results from a $3.8 million increase in salary expense and a $1.5 million increase in employee benefits expense. Increases were also noted in occupancy expense and postage expense. Tables 17 and 18 are useful when making quarterly comparisons.

COMMITMENTS AND CONTINGENCIES

   As a normal part of its business, BancShares, FCB, ASB and other subsidiaries enter into various contractual obligations and participate in certain commercial commitments. Table 20 identifies significant obligations and commitments at December 31, 2001.

Table 20
COMMITMENTS AND CONTRACTUAL OBLIGATIONS

                                                 Payments Due by Period
                               -----------------------------------------------------------
      Type of Obligation       Less than 1 year 1-3 years 4-5 years Thereafter    Total
      ------------------       ---------------- --------- --------- ---------- -----------
                                                       (thousands)
Contractual obligations:
 Deposits.....................    $9,183,482    $576,197  $201,752  $      174 $ 9,961,605
 Short-term borrowings........       611,390          --        --          --     611,390
 Long-term debt...............           600         669     2,554     280,186     284,009
 Operating leases.............        10,745      15,369     8,115      47,471      81,700
                                  ----------    --------  --------  ---------- -----------
 Total contractual obligations    $9,806,217    $592,235  $212,421  $  327,831 $10,938,704
                                  ==========    ========  ========  ========== ===========
Commercial commitments:
 Loan commitments.............    $  709,455    $ 48,073  $ 28,355  $2,769,427 $ 3,555,309
 Standy letters of credit.....        25,884          --        --          --      25,884
                                  ----------    --------  --------  ---------- -----------
 Total commercial commitments.    $  735,339    $ 48,073  $ 28,355  $2,769,427 $ 3,581,193
                                  ==========    ========  ========  ========== ===========

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

RELATED PARTY TRANSACTIONS

   BancShares' related parties include our directors and officers and their associates. There are also several other financial institutions that, as a result of significant common ownership, are viewed as related parties. Transactions between BancShares and its related parties that were significant to net income include $17.3 million and $14.4 million in fees from processing services earned during 2001 and 2000, respectively. Additionally, during 2000, BancShares recognized $4.1 million in gain on sale of branches that resulted from transactions with related parties. During 2001 and 2000, BancShares paid $3.5 million and $3.2 million to the law firm that serves as our General Counsel. The senior member of that firm serves on our board of directors.

   At December 31, 2001, loans outstanding include $28.5 million in loans to related parties, while investment securities available for sale includes $10.3 million in equity investments of related parties. Short-term borrowings include $24.9 million in federal funds purchased from related parties. Additionally, BancShares has $30.1 million in unfunded loan commitments to related parties.

   During 2001, BancShares purchased $3.14 million in consumer loans from a related party.

CURRENT ACCOUNTING AND REGULATORY ISSUES

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), which establishes accounting and reporting standards for derivative instruments and for hedging activities. BancShares adopted the provisions of Statement 133 on January 1, 2001, but, as a result of BancShares' limited use of derivative instruments, the adoption of Statement 133 did not have a material impact on its consolidated financial statements.

   In July 2001, the FASB released two new accounting standards related to business combinations, goodwill and intangible assets. SFAS No. 141 "Business Combinations" (Statement 141) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill.

   SFAS No. 142 "Goodwill and Other Intangible Assets" (Statement 142) requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 also will require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with FASB's SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Certain provisions of Statement 142 were effective on July 1, 2001, and the statement was fully adopted by BancShares on January 1, 2002. In connection with Statement 142's transitional goodwill impairment evaluation, an assessment will determine whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of income.

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

                         INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS AND SHAREHOLDERS
FIRST CITIZENS BANCSHARES, INC.

   We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Citizens BancShares, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Raleigh, North Carolina
January 28, 2002

CONSOLIDATED BALANCE SHEETS

First Citizens BancShares, Inc. and Subsidiaries

                                                                                                 December 31
                                                                                        ------------------------------
                                                                                             2001            2000
                                                                                          -----------    -----------
                                                                                        (thousands, except share data)
ASSETS
Cash and due from banks................................................................ $   758,987     $   755,930
Overnight investments..................................................................     501,909         431,382
Investment securities held to maturity (fair value of $2,680,700 in 2001
  and $1,783,888 in 2000)..............................................................   2,658,851       1,778,166
Investment securities available for sale (cost of $119,797 in 2001 and $28,875 in 2000)     132,445          38,554
Loans..................................................................................   7,196,177       7,109,692
Less reserve for loan losses...........................................................     107,087         102,655
                                                                                          -----------    -----------
   Net loans...........................................................................   7,089,090       7,007,037
Premises and equipment.................................................................     483,084         444,731
Income earned not collected............................................................      63,604          62,580
Other assets...........................................................................     177,021         173,237
                                                                                          -----------    -----------
   Total assets........................................................................ $11,864,991     $10,691,617
                                                                                          ===========    ===========
LIABILITIES
Deposits:
 Noninterest-bearing................................................................... $ 1,650,101     $ 1,373,880
 Interest-bearing......................................................................   8,311,504       7,597,988
                                                                                          -----------    -----------
   Total deposits......................................................................   9,961,605       8,971,868
Short-term borrowings..................................................................     611,390         632,372
Long-term obligations..................................................................     284,009         154,332
Other liabilities......................................................................     122,944         122,317
                                                                                          -----------    -----------
   Total liabilities...................................................................  10,979,948       9,880,889
Shareholders' equity
Common stock:
 Class A--$1 par value (11,000,000 shares authorized; 8,797,154 shares issued
   for 2001; 8,813,454 shares issued for 2000).........................................       8,797           8,813
 Class B--$1 par value (2,000,000 shares authorized; 1,686,302 shares issued
   for 2001; 1,709,382 shares issued for 2000).........................................       1,686           1,709
Surplus................................................................................     143,766         143,766
Retained earnings......................................................................     723,122         650,148
Accumulated other comprehensive income.................................................       7,672           6,292
                                                                                          -----------    -----------
   Total shareholders' equity..........................................................     885,043         810,728
                                                                                          -----------    -----------
   Total liabilities and shareholders' equity.......................................... $11,864,991     $10,691,617
                                                                                          ===========    ===========

           See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

First Citizens BancShares, Inc. and Subsidiaries

                                                                              Year Ended December 31
                                                                   -------------------------------------------
                                                                        2001           2000          1999
                                                                    -----------     -----------   -----------
                                                                   (thousands, except share and per share data
INTEREST INCOME
Loans............................................................. $   566,592     $   584,475   $   510,272
Investment securities:
  U. S. Government................................................     117,608          96,576       106,435
  State, county and municipal.....................................         263             226           147
  Dividends.......................................................       2,288             764           548
                                                                    -----------     -----------   -----------
    Total investment securities interest and dividend income......     120,159          97,566       107,130
Overnight investments.............................................      28,676          26,129        16,489
                                                                    -----------     -----------   -----------
    Total interest income.........................................     715,427         708,170       633,891
INTEREST EXPENSE
Deposits..........................................................     310,752         298,956       244,921
Short-term borrowings.............................................      20,643          31,219        23,921
Long-term obligations.............................................      15,115          12,653        12,700
                                                                    -----------     -----------   -----------
    Total interest expense........................................     346,510         342,828       281,542
                                                                    -----------     -----------   -----------
    Net interest income...........................................     368,917         365,342       352,349
Provision for loan losses.........................................      24,134          15,488        11,672
                                                                    -----------     -----------   -----------
    Net interest income after provision for loan losses...........     344,783         349,854       340,677
NONINTEREST INCOME
Service charges on deposit accounts...............................      70,066          59,384        55,169
Credit card income................................................      42,759          36,837        30,820
Commission-based income...........................................      19,774          17,295        13,772
Fees from processing services.....................................      17,452          14,556        12,987
Trust income......................................................      15,114          14,814        13,848
Mortgage income...................................................      12,557           5,172         6,440
ATM income........................................................      11,192          10,844        10,655
Other service charges and fees....................................      13,896          12,077         9,935
Gain on sale of mortgage servicing rights.........................         300          20,187            --
Gain on sale of branches..........................................          --           4,085         5,063
Securities gains..................................................       7,189           1,810         1,706
Other.............................................................       5,256           5,129         4,944
                                                                    -----------     -----------   -----------
    Total noninterest income......................................     215,555         202,190       165,339
NONINTEREST EXPENSE
Salaries and wages................................................     181,018         168,778       160,440
Employee benefits.................................................      35,897          32,136        30,455
Occupancy expense.................................................      35,584          33,835        30,041
Equipment expense.................................................      40,861          38,153        37,745
Other.............................................................     129,237         121,882       116,939
                                                                    -----------     -----------   -----------
    Total noninterest expense.....................................     422,597         394,784       375,620
                                                                    -----------     -----------   -----------
Income before income taxes........................................     137,741         157,260       130,396
Income taxes......................................................      50,805          58,949        48,596
                                                                    -----------     -----------   -----------
    Net income....................................................      86,936          98,311        81,800
                                                                    -----------     -----------   -----------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized securities gains (losses) arising during period........       2,357             816        (1,384)
Less: reclassification adjustment for gains included in net income         977           1,104         1,083
                                                                    -----------     -----------   -----------
  Other comprehensive income (loss)...............................       1,380            (288)       (2,467)
                                                                    -----------     -----------   -----------
  Comprehensive income............................................ $    88,316     $    98,023   $    79,333
                                                                    ===========     ===========   ===========
PER SHARE INFORMATION
  Net income...................................................... $      8.27     $      9.32   $      7.70
  Cash dividends..................................................        1.00            1.00          1.00
Weighted average shares outstanding...............................  10,507,289      10,551,607    10,625,457
                                                                    ===========     ===========   ===========

           See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

First Citizens BancShares, Inc. and Subsidiaries

                                                                             Accumulated
                                         Class A Class B                        Other         Total
                                         Common  Common           Retained  Comprehensive Shareholders'
                                          Stock   Stock  Surplus  Earnings     Income        Equity
-                                        ------- ------- -------- --------  ------------- -------------
                                                         (thousands, except share data)
Balance at December 31, 1998............ $8,906  $1,720  $143,760 $497,316     $ 9,047      $660,749
Redemption of 10,075 shares of Class A
  common stock..........................    (10)                      (696)                     (706)
Net income..............................                            81,800                    81,800
Other comprehensive loss, net of taxes..                                        (2,467)       (2,467)
Cash dividends..........................                           (10,619)                  (10,619)
Other...................................     (6)                6                                 --
                                         ------  ------  -------- --------     -------      --------
Balance at December 31, 1999............  8,890   1,720   143,766  567,801       6,580       728,757
Redemption of 76,585 shares of Class A
  common stock..........................    (77)                    (4,653)                   (4,730)
Redemption of 10,978 shares of Class B
  common stock..........................            (11)              (765)                     (776)
Net income..............................                            98,311                    98,311
Other comprehensive loss, net of taxes..                                          (288)         (288)
Cash dividends..........................                           (10,546)                  (10,546)
                                         ------  ------  -------- --------     -------      --------
Balance at December 31, 2000............  8,813   1,709   143,766  650,148       6,292       810,728
Redemption of 16,300 shares of Class A
  common stock..........................    (16)                    (1,407)                   (1,423)
Redemption of 23,080 shares of Class B
  common stock..........................            (23)            (2,049)                   (2,072)
Net income..............................                            86,936                    86,936
Other comprehensive income, net of taxes                                         1,380         1,380
Cash dividends..........................                           (10,506)                  (10,506)
                                         ------  ------  -------- --------     -------      --------
Balance at December 31, 2001............ $8,797  $1,686  $143,766 $723,122     $ 7,672      $885,043
                                         ======  ======  ======== ========     =======      ========

         See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

First Citizens BancShares, Inc. and Subsidiaries

                                                                                     Year Ended December 31,
                                                                              ------------------------------------
                                                                                 2001         2000         1999
                                                                              -----------  -----------  ----------
                                                                                           (thousands)
OPERATING ACTIVITIES
Net income................................................................... $    86,936  $    98,311  $   81,800
Adjustments to reconcile net income to cash provided by operating activities:
  Amortization of intangibles................................................      11,636       11,323      12,236
  Provision for loan losses..................................................      24,134       15,488      11,672
  Deferred tax expense (benefit).............................................        (676)         516      (3,478)
  Change in current taxes payable............................................         954          832      (6,697)
  Depreciation...............................................................      34,339       30,349      30,849
  Change in accrued interest payable.........................................      (3,986)      27,469      (4,462)
  Change in income earned not collected......................................      (1,024)     (10,095)      9,031
  Securities gains...........................................................      (7,189)      (1,810)     (1,706)
  Gain on sale of branches...................................................          --       (4,085)     (5,063)
  Gain on sale of mortgage servicing rights..................................        (300)     (20,187)         --
  Provision for branches to be closed........................................       1,334        3,102          --
  Origination of loans held for sale.........................................    (414,082)    (247,621)   (468,109)
  Proceeds from sale of loans held for sale..................................     614,115      251,378     531,640
  Gain on loans held for sale................................................      (3,013)        (484)     (2,485)
  Net amortization of premiums...............................................      10,022       (1,016)     12,176
  Net change in other assets.................................................     (12,428)       2,163      (4,832)
  Net change in other liabilities............................................       2,625         (358)     (4,267)
                                                                              -----------  -----------  ----------
     Net cash provided by operating activities...............................     343,397      155,275     188,305
                                                                              -----------  -----------  ----------

INVESTING ACTIVITIES
  Net change in loans outstanding............................................    (292,020)    (451,150)   (664,314)
  Purchases of investment securities held to maturity........................  (2,382,522)  (1,373,185)   (463,313)
  Purchases of investment securities available for sale......................     (97,616)     (21,651)     (2,170)
  Maturities of investment securities held to maturity.......................   1,491,815      949,356   1,233,188
  Sales and maturities of investment securities available for sale...........      13,883        2,337       7,624
  Proceeds from sale of mortgage servicing rights............................          --       26,513          --
  Net change in overnight investments........................................     (70,527)      42,011    (240,668)
  Dispositions of premises and equipment.....................................       8,058        5,353       6,447
  Additions to premises and equipment........................................     (79,923)     (84,246)    (68,869)
  Purchase and sales of branches, net of cash transferred....................      34,574      120,042    (104,903)
                                                                              -----------  -----------  ----------
     Net cash used by investing activities...................................  (1,374,278)    (784,620)   (296,978)
                                                                              -----------  -----------  ----------

FINANCING ACTIVITIES
  Net change in time deposits................................................     165,349      613,802     (61,568)
  Net change in demand and other interest-bearing deposits...................     773,895      133,200     273,173
  Net change in short-term borrowings........................................     (21,827)      61,520      (2,957)
  Originations of long-term obligations......................................     130,522        1,200          --
  Repurchases of common stock................................................      (3,495)      (5,506)       (706)
  Cash dividends paid........................................................     (10,506)     (10,546)    (10,619)
                                                                              -----------  -----------  ----------
     Net cash provided by financing activities...............................   1,033,938      793,670     197,323
                                                                              -----------  -----------  ----------
Change in cash and due from banks............................................       3,057      164,325      88,650
Cash and due from banks at beginning of year.................................     755,930      591,605     502,955
                                                                              -----------  -----------  ----------
Cash and due from banks at end of year....................................... $   758,987  $   755,930  $  591,605
                                                                              ===========  ===========  ==========

CASH PAYMENTS FOR:
  Interest................................................................... $   350,496  $   315,359  $  285,507
  Income taxes...............................................................      51,321       58,096      56,754

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Unrealized securities gains (losses).......................................       2,969       (1,143)     (3,871)
  Reclassification of loans to held for sale.................................     177,817           --          --

         See accompanying Notes to Consolidated Financial Statements.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in thousands)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

   First Citizens BancShares, Inc. (BancShares) is a financial holding company with two banking subsidiaries--First-Citizens Bank & Trust Company, headquartered in Raleigh, North Carolina (FCB), which operates branches in North Carolina, Virginia and West Virginia; and Atlantic States Bank (ASB), a federally-chartered thrift institution headquartered in Fort Myers, Florida with branch offices in the metropolitan Atlanta, Georgia area and Florida.

   FCB and ASB offer full-service banking services designed to meet the needs of both retail and commercial customers in the markets in which they serve. The services offered include transaction and savings deposits, commercial and consumer lending, a full service trust department, a full service securities broker-dealer, insurance services and other activities incidental to commercial banking. BancShares is also the parent company of American Guaranty Insurance Company, which is engaged in writing property and casualty insurance, and Neuse, Incorporated, which owns some of the real property from which FCB and ASB operate their branches.

   FCB has five subsidiaries. First Citizens Investor Services is a registered broker-dealer that provides investment services, including sales of annuities and third party mutual funds. Nantahala, Inc. owns loans originated by FCB. First-Citizens Bank, A Virginia Corporation (FCB-AVC), is the issuing and processing bank for BancShares' retail credit cards and merchant accounts. Pisgah, Inc., a wholly-owned subsidiary of FCB-AVC, owns credit card receivables. Other subsidiaries are either inactive or are not material to the consolidated financial statements.

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

   Intercompany accounts and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform with statement presentations for 2001. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.

Investment Securities

   For investment securities classified as held to maturity, BancShares has the ability and the positive intent to hold those investments until maturity. These securities are stated at cost adjusted for amortization of premium and accretion of discount. Accreted discounts and amortized premiums are included in interest income on an effective yield basis. Available for sale securities are carried at their fair value with the difference between the cost basis and the fair value, net of deferred income taxes, recorded as a component of accumulated other comprehensive income within shareholders' equity. At December 31, 2001 and 2000, BancShares had no investment securities held for trading purposes.

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

                            (Dollars in thousands)



Loan Fees

   Fees collected and certain costs incurred related to loan originations are deferred and amortized as an adjustment to interest income over the life of the related loans. The deferred fees and costs are recorded as an adjustment to loans outstanding using a method that approximates a constant yield.

Mortgage Servicing Rights

   There are no capitalized mortgage servicing rights (MSRs) outstanding at December 31, 2001 and 2000 due to the sale of BancShares' then-existing mortgage servicing rights during the third quarter of 2000. At December 31, 1999, the carrying value of MSRs was included in other assets on BancShares' consolidated balance sheet. Capitalization of MSRs occurs when the underlying loan is sold. Capitalized MSRs are amortized over the projected life of the serviced loans and are periodically reviewed for impairment.

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

   Management considers the established reserve adequate to absorb probable losses that relate to loans outstanding as of December 31, 2001, although future additions to the reserve may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares' reserve for loan losses. Such agencies may require the recognition of additions to the reserve based on their judgments of information available to them at the time of their examination.

Nonaccrual Loans, Impaired Loans and Other Real Estate

   Accrual of interest on certain residential mortgage loans is discontinued when the loan is more than three payments past due. Accrual of interest on all other loans is discontinued when management deems that collection of additional principal or interest is doubtful. Residential mortgage loans return to an accrual status when the loan balance is less than three payments past due. Other loans are returned to an accrual status when both principal and interest are current and the loan is determined to be performing in accordance with the applicable loan term. Management considers a loan to be impaired when based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to contractual terms of the loan agreement. Impaired loans are valued using either the discounted expected cash flow method using the loan's original effective interest rate or the collateral value. When the ultimate collectibility of an impaired loan's principal is doubtful, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Additional cash receipts are recorded as recoveries of any amounts previously charged off.

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

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)


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

Goodwill and Intangible Assets

   Goodwill and intangible assets that result from acquisitions represent the excess of the purchase price over the fair value of net assets acquired. Goodwill and acquisition-related intangible assets are amortized on a straight-line basis over their estimated useful lives, which are reviewed periodically for reasonableness. At December 31, 2001 and 2000, the carrying value of goodwill was $41,240 and $46,340, respectively, while the carrying value of acquisition-related intangible assets was $70,328 and $72,418, respectively.

   The amortization expense of goodwill and acquisition-related intangible assets is included in other expense. Goodwill amortization expense totaled $5,100, $5,655 and $5,988 during 2001, 2000 and 1999, respectively. The amortization expense of acquisition-related intangible assets was $6,485, $4,982 and $4,975 during 2001, 2000 and 1999, respectively.

Impairment of Assets

   Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment equals the amount by which the carrying amount exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Per Share Data

   Net income per share has been computed by dividing net income by the weighted average number of both classes of common shares outstanding during each period. The weighted average number of shares outstanding for 2001, 2000 and 1999 was 10,507,289; 10,551,607; and 10,625,457, respectively. BancShares had no potential common stock outstanding in any period.

   Cash dividends per share apply to both Class A and Class B common stock. Shares of Class A common stock carry one vote per share, while shares of Class B common stock carry 16 votes per share.

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

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)



   The tax effects of the components of other comprehensive income included in the consolidated statements of income are as follows for the years ended December 31:

                                                                     2001  2000    1999
-                                                                   ------ -----  -------
Unrealized gains (losses) arising during the period................ $2,226 $(149) $  (781)
Less: reclassification adjustments for gains included in net income    637   706      623
                                                                    ------ -----  -------
Total tax effect................................................... $1,589 $(855) $(1,404)
                                                                    ====== =====  =======

Current Accounting Matters

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), which establishes accounting and reporting standards for derivative instruments and for hedging activities. BancShares adopted the provisions of Statement 133 on January 1, 2001, but, as a result of BancShares' limited use of derivative instruments, the adoption of Statement 133 did not have a material impact on its consolidated financial statements.

   In July 2001, the FASB released two new accounting standards related to business combinations and goodwill and intangible assets. SFAS No. 141 "Business Combinations" (Statement 141) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill.

   SFAS No. 142 "Goodwill and Other Intangible Assets" (Statement 142) requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 also will require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with FASB's SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Certain provisions of Statement 142 were effective on July 1, 2001, and the statement was fully adopted by BancShares on January 1, 2002. In connection with Statement 142's transitional goodwill impairment evaluation, an assessment will determine whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of income.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)


NOTE B--INVESTMENT SECURITIES

   The aggregate values of investment securities at December 31 along with gains and losses determined on an individual security basis are as follows:

                                                                         Gross      Gross
                                                                       Unrealized Unrealized
                                                               Cost      Gains      Losses   Fair Value
                                                            ---------- ---------- ---------- ----------
Investment securities held to maturity at December 31
2001
    U. S. Government....................................... $2,655,257  $24,879    $(3,182)  $2,676,954
    State, county and municipal............................      3,309      152         --        3,461
    Other..................................................        285       --         --          285
                                                            ----------  -------    -------   ----------
       Total investment securities held to maturity........ $2,658,851  $25,031    $(3,182)  $2,680,700
                                                            ==========  =======    =======   ==========
2000
    U. S. Government....................................... $1,773,722  $ 8,221    $(2,670)  $1,779,273
    State, county and municipal............................      4,139      171         --        4,310
    Other..................................................        305       --         --          305
                                                            ----------  -------    -------   ----------
       Total investment securities held to maturity........ $1,778,166  $ 8,392    $(2,670)  $1,783,888
                                                            ==========  =======    =======   ==========
Investment securities available for sale at December 31
2001
    U. S. Government....................................... $   77,255  $    --    $   (28)  $   77,227
    Marketable equity securities...........................     41,279   12,839       (181)      53,937
    State, county and municipal............................      1,263       18         --        1,281
                                                            ----------  -------    -------   ----------
       Total investment securities available for sale...... $  119,797  $12,857    $  (209)  $  132,445
                                                            ==========  =======    =======   ==========
2000
    Marketable equity securities........................... $   27,611  $ 9,660    $    --   $   37,271
    State, county and municipal............................      1,264       19         --        1,283
                                                            ----------  -------    -------   ----------
       Total investment securities available for sale...... $   28,875  $ 9,679    $    --   $   38,554
                                                            ==========  =======    =======   ==========

   The following table provides maturity information for investment securities at December 31. Callable securities are assumed to mature on their earliest call date.

                                                                    2001                  2000
                                                            --------------------- ---------------------
                                                               Cost    Fair Value    Cost    Fair Value
                                                            ---------- ---------- ---------- ----------
Investment securities held to maturity
Maturing in:
  One year or less......................................... $2,453,866 $2,475,458 $1,451,204 $1,452,990
  One through five years...................................    197,684    197,696    316,987    320,733
  Five to 10 years.........................................        541        554        460        466
  Over 10 years............................................      6,760      6,992      9,515      9,699
                                                            ---------- ---------- ---------- ----------
     Total investment securities held to maturity.......... $2,658,851 $2,680,700 $1,778,166 $1,783,888
                                                            ========== ========== ========== ==========
Investment securities available for sale
Maturing in:
    One year or less....................................... $   51,560 $   51,563 $       -- $       --
    One through five years.................................     25,695     25,664         --         --
    Over 10 years..........................................      1,263      1,281      1,264      1,283
Marketable equity securities...............................     41,279     53,937     27,611     37,271
                                                            ---------- ---------- ---------- ----------
       Total investment securities available for sale...... $  119,797 $  132,445 $   28,875 $   38,554
                                                            ========== ========== ========== ==========

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)



   During 2001, sales and exchanges of investment securities available for sale resulted in gross realized gains of $7,189. There were no losses realized. During 2000, sales of investment securities available for sale resulted in gross realized gains of $1,976. BancShares also realized a loss of $166 resulting from an impaired investment. During 1999, BancShares recognized gross gains of $1,706 on the sale of investment securities available for sale. Investment securities having an aggregate carrying value of $1,425,832 at December 31, 2001 and $1,285,386 at December 31, 2000, were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

NOTE C--LOANS

   Loans outstanding at December 31 include the following:

                                                    2001       2000
                                                 ---------- ----------
          Loans secured by real estate:
             Construction and land development.. $  283,968 $  216,439
             Residential mortgage...............  1,338,975  1,550,329
             Other real estate mortgage loans...  3,419,593  3,031,124
                                                 ---------- ----------
             Total loans secured by real estate.  5,042,536  4,797,892
          Commercial and industrial.............    918,929    933,515
          Consumer..............................  1,074,202  1,218,134
          Lease financing.......................    139,966    134,483
          All other loans.......................     20,544     25,668
                                                 ---------- ----------
             Total loans........................ $7,196,177 $7,109,692
                                                 ========== ==========

   There were no foreign loans outstanding during either period, nor were there any loans to finance highly leveraged transactions. There are no loan concentrations exceeding ten percent of loans outstanding involving multiple borrowers in similar activities or industries at December 31, 2001. Substantially all loans are to customers domiciled within BancShares' principal market areas.

   At December 31, 2001, $184,765 in residential mortgage loans were pledged to secure long-term borrowings. No loans were pledged at December 31, 2000.

   At December 31, 2001 and 2000, nonperforming loans consisted of nonaccrual loans of $13,983 and $15,933, respectively. Gross interest income on nonperforming loans that would have been recorded had these loans been performing was $1,060, $1,209 and $894, respectively, during 2001, 2000 and 1999. Interest income recognized on nonperforming loans was $333, $587 and $287 during the respective periods. As of December 31, 2001 and 2000, the balance of other real estate owned was $6,263 and $1,880. Loans transferred to other real estate totaled $7,523, $3,019 and $4,500 during 2001, 2000 and 1999.

   As part of the management of its exposure to changes in interest rates, BancShares sells significant portions of its originated residential mortgage loan portfolio. Loan sale activity is summarized below:

                                              2001     2000     1999
                                            -------- -------- --------
         Loans held for sale at December 31 $     -- $ 19,980 $ 23,253
         For the year ended December 31:
          Loans sold.......................  611,102  250,894  529,155
          Net gain on sale of loans........    3,013      484    2,485

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)


   Until 2000, FCB operated a mortgage servicing operation for its own loans and for loans owned by various investors. During 2000, FCB sold the right to service $1,633,075 of loans owned by others to an independent third party, while a separate servicer was retained to service BancShares' residential mortgage loans. BancShares received $26,513 from the sale of its mortgage servicing rights and recognized gains of $20,187 during 2000 and $300 during 2001.

   The changes in the carrying values of mortgage servicing rights for 2001, 2000 and 1999 are summarized in the following table:

                                               2001   2000   1999
                                              ------ ------ ------
              Balance at beginning of year... $   -- $6,832 $4,405
              Amounts capitalized during year  1,415    180  3,700
              Amounts amortized during year..     51    686  1,273
              Amounts sold during the year...  1,364  6,326     --
                                              ------ ------ ------
              Balance at end of year......... $   -- $   -- $6,832
                                              ====== ====== ======

   The carrying value of loans serviced for others was $1,646,876 as of December 31, 1999.

NOTE D--RESERVE FOR LOAN LOSSES

   Activity in the reserve for loan losses is summarized as follows:

                                              2001      2000      1999
                                            --------  --------  --------
       Balance at the beginning of year.... $102,655  $ 98,690  $ 96,115
       Reserves released from sale of loans     (777)       --        --
       Provision for loan losses...........   24,134    15,488    11,672
       Loans charged off...................  (22,292)  (15,906)  (13,687)
       Loans recovered.....................    3,367     4,383     4,590
                                            --------  --------  --------
       Net charge-offs.....................  (18,925)  (11,523)   (9,097)
                                            --------  --------  --------
       Balance at the end of year.......... $107,087  $102,655  $ 98,690
                                            ========  ========  ========

   At December 31, 2001 and 2000, impaired loans totaled $6,304 and $6,592, respectively, all of which were classified as nonaccrual. Total reserves of $2,047 and $1,496 have been established for impaired loans outstanding as December 31, 2001 and 2000, respectively. The average recorded investment in impaired loans during the years ended December 31, 2001, 2000 and 1999 was $6,386, $5,710 and $6,229, respectively. For the years ended December 31, 2001, 2000 and 1999, BancShares recognized cash basis interest income on those impaired loans of $102, $301 and $143, respectively.

NOTE E--PREMISES AND EQUIPMENT

   Major classifications of premises and equipment at December 31 are summarized as follows:

                                                         2001     2000
                                                       -------- --------
        Land.......................................... $119,758 $106,175
        Premises and leasehold improvements...........  355,859  313,529
        Furniture and equipment.......................  224,812  215,638
                                                       -------- --------
           Total......................................  700,429  635,342
        Less accumulated depreciation and amortization  217,345  190,611
                                                       -------- --------
           Net book value............................. $483,084 $444,731
                                                       ======== ========

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)



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

   Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2001:

                       Year Ending December 31:
                       2002...................... $10,745
                       2003......................   8,752
                       2004......................   6,617
                       2005......................   4,403
                       2006......................   3,712
                       Thereafter................  47,471
                                                  -------
                          Total minimum payments. $81,700
                                                  =======

   Total rent expense for all operating leases amounted to $13,407 in 2001, $14,897 in 2000 and $13,946 in 1999.

NOTE F--DEPOSITS

   Deposits at December 31 are summarized as follows:

                                            2001       2000
                                         ---------- ----------
                  Demand................ $1,650,101 $1,373,880
                  Checking With Interest  1,281,222  1,140,472
                  Money market accounts.  1,994,211  1,621,193
                  Savings...............    609,685    600,671
                  Time..................  4,426,386  4,235,652
                                         ---------- ----------
                     Total deposits..... $9,961,605 $8,971,868
                                         ========== ==========

   Time deposits with a minimum denomination of $100 totaled $1,156,907 and $888,541 at December 31, 2001 and 2000, respectively.

   At December 31, 2001, the scheduled maturities of time deposits were:

                       2002................... $3,648,263
                       2003...................    474,198
                       2004...................    101,999
                       2005...................    122,331
                       2006...................     79,421
                       Thereafter.............        174
                                               ----------
                          Total time deposits. $4,426,386
                                               ==========

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)



NOTE G--SHORT-TERM BORROWINGS

   Short-term borrowings at December 31 are as follows:

                                                 2001     2000
                                               -------- --------
               Master notes................... $305,537 $322,944
               Repurchase agreements..........  201,763  181,404
               Federal funds purchased........   41,700   71,825
               Other..........................   62,390   56,199
                                               -------- --------
                  Total short-term borrowings. $611,390 $632,372
                                               ======== ========

   At December 31, 2001, BancShares and its subsidiaries had unused credit lines allowing access of up to $500,000 on an unsecured basis. These included overnight borrowings and short-term borrowings under credit facilities with other banks. Additionally, under various borrowing arrangements with the Federal Reserve and the Federal Home Loan Bank of Atlanta, BancShares and its subsidiaries have access, on a secured basis, to additional borrowings as needed.

NOTE H--LONG-TERM OBLIGATIONS

   Long-term obligations at December 31 include:

                                                                               2001     2000
                                                                             -------- --------
Trust preferred capital securities at 8.05 percent maturing March 5, 2028... $150,000 $150,000
Trust preferred capital securities at 8.40 percent maturing October 31, 2031  100,000       --
Obligations to the Federal Home Loan Bank, secured by mortgage loans:
 Maturing September 9, 2011 at a fixed rate of 5.87 percent.................   15,000       --
 Maturing September 9, 2021 at a fixed rate of 6.29 percent.................   15,000       --
Unsecured fixed rate notes payable:
 8.00 percent maturing February 23, 2005....................................    2,178    2,178
 7.50 percent note due in annual installments maturing March 1, 2005........      884    1,200
 7.50 percent note maturing March 1, 2006...................................      375       --
 6.75 percent note due in annual installments maturing September 1, 2003....      252      755
Other.......................................................................      320      199
                                                                             -------- --------
   Total long-term obligations.............................................. $284,009 $154,332
                                                                             ======== ========

   The 8.05 percent trust preferred capital securities issued in 1998 (1998 Preferred Securities) were issued by a wholly-owned finance subsidiary of BancShares, and BancShares has fully and unconditionally guaranteed the repayment of those securities. The proceeds from the issuance of the 1998 Preferred Securities were invested in debentures issued by BancShares and that investment became the sole asset of the trust. BancShares then made a capital infusion into FCB. The 1998 Preferred Securities qualify as Tier 1 capital for regulatory capital adequacy requirements for BancShares and FCB. BancShares may redeem the 1998 Preferred Securities in whole or in part after March 1, 2008. The 1998 Preferred Securities mature on March 1, 2028.

   The 8.40 percent trust preferred capital securities issued in 2001 (2001 Preferred Securities) were issued by a wholly-owned finance subsidiary of BancShares, and BancShares has fully and unconditionally guaranteed the repayment of those securities. The proceeds from the issuance of 2001 Preferred Securities were invested in debentures issued by BancShares and that investment became the sole asset of the trust. The 2001 Preferred Securities qualify as Tier 1 capital for regulatory capital adequacy requirements for BancShares and FCB. BancShares may redeem 2001 Preferred Securities in whole or in part on or after October 31, 2006. The 2001 Preferred Securities mature on October 31, 2031.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)



   Long-term obligations maturing in each of the five years subsequent to December 31, 2001 include:

                              2002...... $    600
                              2003......      348
                              2004......      321
                              2005......    2,178
                              2006......      376
                              Thereafter  280,186
                                         --------
                                         $284,009
                                         ========

NOTE I--COMMON STOCK

   On October 22, 2001 the Board of Directors of BancShares authorized the purchase in the open market or in private transactions of up to 300,000 shares of its outstanding Class A common stock and up to 100,000 shares of its outstanding Class B common stock. The authorization is effective for a period of 12 months. During 2000 and 1999 the Board of Directors of BancShares had made similar authorizations to repurchase shares of BancShares stock.

   The following table provides information related to shares purchased pursuant to authorizations for the years ended December 31:

                                             2001    2000    1999
                                            ------- ------- -------
             Class A
                Number of shares purchased.  16,300  76,585  10,075
                Cash disbursed............. $ 1,423 $ 4,730 $   706
             Class B
                Number of shares purchased.  23,080  10,978      --
                Cash disbursed............. $ 2,072 $   776 $    --

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

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)



   Because no market exists for many financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. For those financial instruments with a fixed interest rate, an analysis of the related cash flows was the basis for estimating fair values. The expected cash flows were then discounted to the valuation date using an appropriate discount rate. The discount rates used represent the rates under which similar transactions would be currently negotiated. Generally, the fair value of variable rate financial instruments equals the book value.

                                                  2001                  2000
-                                        ---------------------- ---------------------
                                          Carrying     Fair      Carrying    Fair
                                           Value       Value      Value      Value
                                         ---------- ----------- ---------- ----------
Cash and due from banks................. $  758,987 $   758,987 $  755,930 $  755,930
Overnight investments...................    501,909     501,909    431,382    431,382
Investment securities held to maturity..  2,658,851   2,680,700  1,778,166  1,783,888
Investment securities available for sale    132,445     132,445     38,554     38,554
Loans, net of reserve for loan losses...  7,089,090   7,203,530  7,007,037  7,003,208
Income earned not collected.............     63,604      63,604     62,580     62,580
Deposits................................  9,961,605  10,032,388  8,971,868  8,893,773
Short-term borrowings...................    611,390     611,390    632,372    632,372
Long-term obligations...................    284,009     275,185    154,332    122,152
Accrued interest payable................     71,313      71,313     75,299     75,299

   No forward commitments to sell loans existed at December 31, 2001. Forward commitments to sell loans as of December 31, 2000 had no carrying value and unrealized losses of $185. For other off-balance sheet commitments and contingencies, carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares' financial position.

NOTE K--EMPLOYEE BENEFIT PLANS

   Employees who qualify under length of service and other requirements participate in a noncontributory defined benefit pension plan. Under the plan, retirement benefits are based on years of service and average earnings. The policy is to fund the maximum amount that is deductible for federal income tax purposes. During 2001, BancShares contributed $1,343 the plan. No contributions were made during the two-year period ending December 31, 2000. The plan's assets consist primarily of investments in FCB's common trust funds, which include listed common stocks and fixed income securities.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)


   The following table sets forth the plan's funded status at December 31:

                                                              2001      2000
                                                            --------  --------
 Change in benefit obligation:
  Net benefit obligation at beginning of year.............. $155,379  $140,002
  Service cost.............................................    6,988     5,912
  Interest cost............................................   11,883    10,890
  Actuarial (gain) loss....................................   11,583     7,904
  Gross benefits paid......................................   (7,167)   (9,329)
                                                            --------  --------
  Net benefit obligation at end of year.................... $178,666  $155,379
                                                            ========  ========
 Change in plan assets:
  Fair value of plan assets at beginning of year........... $177,283  $183,582
  Actual return on plan assets.............................   (1,281)    3,030
  Employer contributions...................................    1,343        --
  Gross benefits paid......................................   (7,167)   (9,329)
                                                            --------  --------
  Fair value of plan assets at end of year................. $170,178  $177,283
                                                            ========  ========
 Funded status at end of year.............................. $ (8,488) $ 21,904
 Unrecognized net actuarial gain...........................   (7,121)  (32,738)
 Unrecognized prior service cost...........................      583       737
 Unrecognized net transition asset.........................   (1,164)   (2,392)
                                                            --------  --------
  Net amount recognized in other liabilities at end of year $(16,190) $(12,489)
                                                            ========  ========

   The net periodic pension cost for the years ended December 31 included the following:

                                                2001      2000      1999
                                              --------  --------  --------
     Components of net periodic benefit cost:
      Service cost........................... $  6,988  $  5,912  $  6,131
      Interest cost..........................   11,883    10,890    10,075
      Expected return on assets..............  (12,753)  (12,221)  (10,712)
      Amortization of:
        Transition asset.....................   (1,228)   (1,228)   (1,228)
        Prior service cost...................      154       154       154
                                              --------  --------  --------
        Total net periodic benefit cost...... $  5,044  $  3,507  $  4,420
                                              ========  ========  ========

   Prior service cost is being amortized on a straight-line basis over the estimated average remaining service period of employees. In determining the projected benefit obligation at December 31, 2001, 2000 and 1999, the following assumptions were used:

                                                   2001  2000  1999
                                                   ----  ----  ----
           Weighted average discount rate......... 7.00% 7.25% 7.50%
           Long-term rate of return on plan assets 8.50  8.50  8.50
           Rate of future compensation increases.. 4.75  4.75  4.75

   Employees are also eligible to participate in a 401(k) plan after 31 days of service. The 401(k) plan allows associates to defer portions of their salary. Based on the employee's contribution, BancShares will match up to 75% of the employee contribution. BancShares made participating contributions of $5,327, $5,210 and $4,654 during 2001, 2000 and 1999, respectively.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)



NOTE L--NONINTEREST INCOME AND NONINTEREST EXPENSE

   Commission-based income includes commissions from investment broker-dealer activities of $12,585, $12,974 and $10,700 for 2001, 2000 and 1999,
respectively.

   Other noninterest expense for the years ended December 31 consisted of the following:

                                               2001     2000     1999
                                             -------- -------- --------
         Credit card expense................ $ 19,514 $ 16,870 $ 14,712
         Amortization of intangibles........   11,585   10,637   10,963
         Telecommunications expense.........   11,052   10,799   10,052
         Postage expense....................    8,055    7,062    7,096
         Advertising expense................    6,928    7,277    7,313
         Consultant expense.................    3,470    5,273    5,840
         Other..............................   68,633   63,964   60,963
                                             -------- -------- --------
            Total other noninterest expense. $129,237 $121,882 $116,939
                                             ======== ======== ========

NOTE M--INCOME TAXES

   At December 31, income tax expense consisted of the following:

                                                2001     2000     1999
                                               -------  -------  -------
      Current tax expense
       Federal................................ $49,191  $55,159  $48,261
       State..................................   2,290    3,274    3,813
                                               -------  -------  -------
         Total current tax expense............  51,481   58,433   52,074
                                               -------  -------  -------
      Deferred tax expense (benefit)
       Federal................................    (453)    (153)  (2,754)
       State..................................    (223)     669     (724)
                                               -------  -------  -------
         Total deferred tax expense (benefit).    (676)     516   (3,478)
                                               -------  -------  -------
         Total tax expense.................... $50,805  $58,949  $48,596
                                               =======  =======  =======

   Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent in each period to pretax income as a result of the following:

                                                              2001     2000     1999
                                                             -------  -------  -------
Income at statutory rates................................... $48,210  $55,041  $45,639
Increase (reduction) in income taxes resulting from:
 Amortization of goodwill...................................   1,785    1,979    2,096
 Nontaxable income on loans and investments,
   net of nondeductible expenses............................    (991)  (1,174)  (1,276)
 State and local income taxes, including change in valuation
   allowance, net of federal income tax benefit.............   1,344    2,563    2,008
 Other, net.................................................     457      540      129
                                                             -------  -------  -------
   Total tax expense........................................ $50,805  $58,949  $48,596
                                                             =======  =======  =======

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)



   The net deferred tax asset included the following components at December 31:

                                                               2001    2000
                                                              ------- -------
  Reserve for loan losses.................................... $41,257 $39,085
  Deferred compensation......................................   5,348   5,373
  Net pension liability......................................   6,117   4,830
  State operating loss carryforward..........................   1,271     730
  Other......................................................   3,591   3,141
                                                              ------- -------
   Gross deferred tax asset..................................  57,584  53,159
  Less valuation allowance...................................   3,819   2,704
                                                              ------- -------
   Deferred tax asset........................................  53,765  50,455
                                                              ------- -------
  Accelerated depreciation...................................   5,418   5,132
  Lease financing activities.................................  12,306   8,307
  Unrealized gain on investment securities available for sale   4,976   3,387
  Net deferred loan fees and costs...........................   3,392   3,204
  Other......................................................     502   1,307
                                                              ------- -------
   Deferred tax liability....................................  26,594  21,337
                                                              ------- -------
   Net deferred tax asset.................................... $27,171 $29,118
                                                              ======= =======

   The valuation allowance of $3,819 and $2,704 at December 31, 2001 and 2000, respectively, is the amount necessary to reduce BancShares' gross state deferred tax asset to the amount that is more likely than not to be realized.

NOTE N--RELATED PARTY TRANSACTIONS

   BancShares, FCB and ASB have had, and expect to have in the future, banking transactions in the ordinary course of business with several directors, officers and their associates (Related Parties), on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Those transactions neither involve more than the normal risk of collectibility nor present any unfavorable features.

   An analysis of changes in the aggregate amounts of loans to Related Parties for the year ended December 31, 2001 is as follows:

                     Balance at beginning of year $24,771
                     New loans...................  11,950
                     Repayments..................  (8,269)
                                                  -------
                     Balance at end of year...... $28,452
                                                  =======

   Unfunded loan commitments to Related Parties totaled $30,500 at December 31, 2001.

   BancShares provides processing and operational services to other financial institutions. Certain of these institutions are deemed to be Related Parties since significant shareholders of BancShares are also significant shareholders of the other banks. During 2001, 2000 and 1999, BancShares received $17,273, $14,353 and $12,723, respectively, for services rendered to these Related Parties, substantially all of which is included in fees from processing services and relates to data processing services, securities portfolio management services, courier services and retirement plan services.

   During 2000 and 1999, BancShares sold several of its branch offices to Related Parties. Gain on sale of branches includes gains of $4,085 and $4,432 earned on the sale of branches to Related Parties. No such sales occurred during 2001.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)



   Investment securities available for sale includes investments in certain Related Parties. For 2001, these investments had a carrying value of $10,272 and a cost of $508. For 2000, these investments had a carrying value of $8,254 and a cost of $508.

   Short-term borrowings include federal funds purchased from Related Parties that totaled $24,850 and $51,765 at December 31, 2001 and 2000.

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

   The following table provides information regarding the acquisitions and divestitures of branches that have been consummated during the three-year period ended December 31, 2001:

        Year              Transaction            Assets/1/ Deposits   Intangible
        ----    -------------------------------- --------  ---------  ----------
        2001    Purchase of two branches by FCB  $ 12,014  $  50,493   $ 3,905
        2000    Purchase of six branches by FCB    15,726    143,078    18,138
        2000    Sale of four branches by FCB/2/   (94,773)   (91,810)   (3,780)
        1999    Purchase of five branches by ASB      289     27,506       981
        1999    Sale of eight branches by FCB/2/  (41,523)  (123,048)   (1,004)

        --------
        /1/Excludes the transfer of cash
        /2/Sale of certain offices was made to related parties; see Note N

NOTE P--REGULATORY REQUIREMENTS

   Various regulatory agencies have implemented guidelines that evaluate capital based on risk-adjusted assets. An additional capital computation evaluates tangible capital based on tangible assets. Minimum capital requirements set forth by the regulators require a Tier 1 capital ratio of no less than 4 percent, a total capital ratio of no less than 8 percent of risk adjusted assets, and a leverage capital ratio of no less than 3 percent of tangible assets. To meet the FDIC's well-capitalized standards, the Tier 1 and total capital ratios must be at least 6 percent and 10 percent, respectively. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements.

   Based on the most recent notifications from its regulators, FCB and ASB are well capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2001, BancShares, FCB and ASB met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect FCB's and ASB's well-capitalized status.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)



   Following is an analysis of FCB and ASB capital ratios as of December 31, 2001 and 2000.

                                            FCB                        ASB             Requirement for
                                  -----------------------  --------------------------  Well-capitalized
                                     2001         2000           2001          2000         Status
                                  -----------  ----------  ----------------  --------  ----------------
Risk-based capital:
   Tier 1 capital................ $   801,913  $  782,658          $ 79,112  $ 66,683
   Total capital.................     890,779     857,632            87,010    71,156
Risk-adjusted assets.............   7,026,677   6,835,098           712,083   459,998
Quarterly average tangible assets  10,571,665   9,560,837                --        --
Adjusted total assets............          --          --           866,405   677,358
Tier 1 capital ratio.............       11.41%      11.45%            11.11%    14.50%       6.00%
Total capital ratio..............       12.68       12.55             12.22     15.47       10.00
Leverage capital ratio...........        7.59        8.19              9.13      9.84        5.00

   The Board of Directors of FCB may declare a dividend on a portion of its undivided profits as it may deem appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, without prior regulatory approval. As of December 31, 2001 this amount was $575,142. Dividends declared by FCB amounted to $81,001 in 2001, $50,037 in 2000 and $48,485 in 1999.

   BancShares and its banking subsidiaries are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations require the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of its vault cash. For 2001, the requirement was $95,079 for FCB and $622 for ASB. Both obligations were fully satisfied by vault cash balances.

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

   Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit-risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment. At December 31, 2001 and 2000, BancShares had unused commitments totaling $3,555,309 and $3,158,561, respectively.

   Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, BancShares' credit policies also govern the issuance of standby letters of credit. At December 31, 2001 and 2000, BancShares had standby letters of credit amounting to $25,884 and $18,744, respectively.

   At December 31, 2000, management had elected to enter into forward commitments to sell loans as a hedge against fluctuations in market rates for the commitments to originate residential mortgage loans. These forward commitments, which totaled $40,000, were at fixed prices and were scheduled to settle within 60 days of that date. At December 31, 2000 these forward commitments had no carrying value and unrealized losses of $185. These amounts are included with

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)


the carrying value of loans held for sale and commitments to originate mortgage loans when determining whether a valuation allowance is required to reduce the loans and commitments to the lower of cost or fair value. No forward commitments were outstanding at December 31, 2001.

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

NOTE R--SEGMENT DISCLOSURES

   BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and ASB. Although FCB and ASB offer similar products and services to customers, each entity operates in distinct geographic markets, and each entity has a separate management group. Additionally, the financial results and trends of ASB reflect the de novo nature of its growth.

   FCB is a mature banking institution that operates from a single charter from its branch network in North Carolina, Virginia and West Virginia. ASB began operations in 1997 and operates from a thrift charter in Florida and Georgia. ASB's significance to BancShares' consolidated financial results continues to grow.

   Accordingly, management has determined that FCB and ASB are reportable business segments. In the aggregate, FCB and its consolidated subsidiaries, which are integral to its branch operation, and ASB account for more than 90 percent of consolidated assets, revenues and net income. The 'Other' category in the accompanying table includes activities of the parent company, two subsidiaries that are the issuing trusts for outstanding preferred securities, Neuse, Incorporated, a subsidiary that owns real property used in the banking operation and American Guaranty Insurance Corporation, a property insurance company.

   The adjustments in the accompanying tables represent the elimination of the impact of certain inter-company transactions. The adjustments for interest income and interest expense neutralize the earnings and cost of inter-company borrowings. The adjustments to noninterest income and noninterest expense reflect the elimination of management fees and other service fees paid from one company to another within BancShares' consolidated group.

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)



   The following table provides selected financial information for BancShares' reportable business segments.

                                                                   2001
                                  -----------------------------------------------------------------------
                                    ASB         FCB       Other        Total    Adjustments  Consolidated
                                  --------  ----------- ----------  ----------- -----------  ------------
Interest Income.................. $ 52,455  $   654,096 $   32,790  $   739,341 $   (23,914) $   715,427
Interest expense.................   34,084      295,845     40,495      370,424     (23,914)     346,510
                                  --------  ----------- ----------  ----------- -----------  -----------
Net interest income (loss).......   18,371      358,251     (7,705)     368,917          --      368,917
Provision for loan losses........    4,107       20,027         --       24,134          --       24,134
                                  --------  ----------- ----------  ----------- -----------  -----------
Net interest income (loss) after
  provision for loan losses......   14,264      338,224     (7,705)     344,783          --      344,783
Noninterest income...............    4,276      208,481      7,253      220,010      (4,455)     215,555
Noninterest expense..............   30,432      389,881      6,739      427,052      (4,455)     422,597
                                  --------  ----------- ----------  ----------- -----------  -----------
Income (loss) before income taxes  (11,892)     156,824     (7,191)     137,741          --      137,741
Income taxes.....................   (4,254)      55,849       (790)      50,805          --       50,805
                                  --------  ----------- ----------  ----------- -----------  -----------
Net income (loss)................ $ (7,638) $   100,975 $   (6,401) $    86,936 $        --  $    86,936
                                  ========  =========== ==========  =========== ===========  ===========
Year-end assets.................. $867,210  $10,770,847 $1,702,376  $13,340,433 $(1,475,442) $11,864,991
                                  ========  =========== ==========  =========== ===========  ===========

                                                                   2000
                                  -----------------------------------------------------------------------
                                    ASB         FCB       Other        Total    Adjustments  Consolidated
                                  --------  ----------- ----------  ----------- -----------  ------------
Interest income.................. $ 40,341  $   661,232 $   32,597  $   734,170 $   (26,000) $   708,170
Interest expense.................   26,138      299,245     43,445      368,828     (26,000)     342,828
                                  --------  ----------- ----------  ----------- -----------  -----------
Net interest income (loss).......   14,203      361,987    (10,848)     365,342          --      365,342
Provision for loan losses........    1,713       13,775         --       15,488          --       15,488
                                  --------  ----------- ----------  ----------- -----------  -----------
Net interest income (loss) after
  provision for loan losses......   12,490      348,212    (10,848)     349,854          --      349,854
Noninterest income...............    3,417      200,680      1,921      206,018      (3,828)     202,190
Noninterest expense..............   23,879      367,731      7,002      398,612      (3,828)     394,784
                                  --------  ----------- ----------  ----------- -----------  -----------
Income (loss) before income taxes   (7,972)     181,161    (15,929)     157,260          --      157,260
Income taxes.....................   (2,803)      65,400     (3,648)      58,949          --       58,949
                                  --------  ----------- ----------  ----------- -----------  -----------
Net income (loss)................ $ (5,169) $   115,761 $  (12,281) $    98,311 $        --  $    98,311
                                  ========  =========== ==========  =========== ===========  ===========
Year-end assets.................. $678,232  $ 9,894,642 $1,378,706  $11,951,580 $(1,259,963) $10,691,617
                                  ========  =========== ==========  =========== ===========  ===========

                                                                   1999
                                  -----------------------------------------------------------------------
                                    ASB         FCB       Other        Total    Adjustments  Consolidated
                                  --------  ----------- ----------  ----------- -----------  ------------
Interest income.................. $ 27,744  $   595,414 $   29,586  $   652,744 $   (18,853) $   633,891
Interest expense.................   16,886      243,163     40,110      300,159     (18,853)     281,306
                                  --------  ----------- ----------  ----------- -----------  -----------
Net interest income (loss).......   10,858      352,251    (10,524)     352,585          --      352,585
Provision for loan losses........    1,306       10,366         --       11,672          --       11,672
                                  --------  ----------- ----------  ----------- -----------  -----------
Net interest income (loss) after
  provision for loan losses......    9,552      341,885    (10,524)     340,913          --      340,913
Noninterest income...............    2,170      164,168      1,815      168,153      (3,050)     165,103
Noninterest expense..............   16,297      355,027      7,346      378,670      (3,050)     375,620
                                  --------  ----------- ----------  ----------- -----------  -----------
Income (loss) before income taxes   (4,575)     151,026    (16,055)     130,396          --      130,396
Income taxes.....................   (1,625)      53,821     (3,600)      48,596          --       48,596
                                  --------  ----------- ----------  ----------- -----------  -----------
Net income (loss)................ $ (2,950) $    97,205 $  (12,455) $    81,800 $        --  $    81,800
                                  ========  =========== ==========  =========== ===========  ===========
Year-end assets.................. $462,833  $ 9,165,335 $1,311,432  $10,939,600 $(1,222,501) $ 9,717,099
                                  ========  =========== ==========  =========== ===========  ===========

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)



NOTE S--FIRST CITIZENS BANCSHARES, INC. (PARENT COMPANY)

   First Citizens BancShares, Inc.'s principal assets are its investments in and receivables from its subsidiaries. Its sources of income are dividends and interest income. The Parent Company's condensed balance sheets as of December 31, 2001 and 2000, and the related condensed statements of income and cash flows for the years ended December 31, 2001, 2000 and 1999 are as follows:

  CONDENSED BALANCE SHEETS
                                                              December 31
                                                         ---------------------
                                                            2001       2000
                                                         ---------- ----------
     Assets
     Cash............................................... $   87,846 $    4,952
     Investment securities held to maturity.............    120,000    160,000
     Investment securities available for sale...........    105,907     14,266
     Investment in subsidiaries.........................    982,936    935,376
     Due from subsidiaries..............................    150,987    160,236
     Other assets.......................................     49,070     51,772
                                                         ---------- ----------
         Total assets................................... $1,496,746 $1,326,602
                                                         ========== ==========
     Liabilities and Shareholders' Equity
     Short-term borrowings.............................. $  345,537 $  357,944
     Long-term obligations..............................    257,733    154,640
     Other liabilities..................................      8,433      3,290
     Shareholders' equity...............................    885,043    810,728
                                                         ---------- ----------
         Total liabilities and shareholders' equity..... $1,496,746 $1,326,602
                                                         ========== ==========

CONDENSED STATEMENTS OF INCOME
                                                                               Year Ended December 31
                                                                            ---------------------------
                                                                             2001      2000      1999
                                                                            -------  --------  --------
   Interest income......................................................... $17,952  $ 20,030  $ 17,137
   Interest expense........................................................  26,728    31,370    28,035
                                                                            -------  --------  --------
   Net interest income (loss)..............................................  (8,776)  (11,340)  (10,898)
   Dividends from subsidiaries.............................................  81,001    50,037    48,485
   Other income............................................................   6,888     1,840     1,814
   Other operating expense.................................................   6,390     6,875     7,346
                                                                            -------  --------  --------
   Income before income tax benefit and equity in undistributed net income
     of subsidiaries.......................................................  72,723    33,662    32,055
   Income tax benefit......................................................    (913)   (3,668)   (3,600)
                                                                            -------  --------  --------
   Income before equity in undistributed net income of subsidiaries........  73,636    37,330    35,655
   Equity in undistributed net income of subsidiaries......................  13,300    60,981    46,145
                                                                            -------  --------  --------
       Net income.......................................................... $86,936  $ 98,311  $ 81,800
                                                                            =======  ========  ========

               FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                            (Dollars in thousands)



CONDENSED STATEMENTS OF CASH FLOWS
                                                                           Year Ended December 31
                                                                       ------------------------------
                                                                         2001      2000       1999
-                                                                      --------  ---------  ---------
OPERATING ACTIVITIES
Net income............................................................ $ 86,936  $  98,311  $  81,800
Adjustments...........................................................
   Equity in undistributed net income of subsidiaries.................  (13,300)   (60,981)   (46,145)
   Net amortization of premiums and discounts.........................      401       (185)     1,742
   Securities gains...................................................   (7,189)    (1,810)    (1,706)
   Change in other assets.............................................    1,113      4,590      7,895
   Change in other liabilities........................................    5,143     (2,863)   (17,102)
                                                                       --------  ---------  ---------
Net cash provided by operating activities.............................   73,104     37,062     26,484
                                                                       --------  ---------  ---------
INVESTING ACTIVITIES
   Net change in due from subsidiaries................................    9,249    115,605   (151,808)
   Purchase of investment securities available for sale...............  (95,366)  (130,136)   (40,000)
   Maturities of investment securities held to maturity...............   39,599     20,136    200,000
   Proceeds from sales of investment securities available for sale....   13,883      2,337      7,624
   Investment in subsidiaries.........................................  (34,260)   (27,866)   (15,000)
                                                                       --------  ---------  ---------
Net cash (used) provided by investing activities......................  (66,895)   (19,924)       816
                                                                       --------  ---------  ---------
FINANCING ACTIVITIES
   Net change in short-term borrowings................................  (12,407)       960    (15,619)
   Originations of long-term obligations..............................  103,093         --         --
   Repurchase of common stock.........................................   (3,495)    (5,506)      (706)
   Cash dividends paid................................................  (10,506)   (10,546)   (10,619)
                                                                       --------  ---------  ---------
Net cash provided (used) by financing activities......................   76,685    (15,092)   (26,944)
                                                                       --------  ---------  ---------
Net change in cash....................................................   82,894      2,046        356
Cash balance at beginning of year.....................................    4,952      2,906      2,550
                                                                       --------  ---------  ---------

Cash balance at end of year........................................... $ 87,846  $   4,952  $   2,906
                                                                       ========  =========  =========
Cash payments for
   Interest........................................................... $ 26,990  $  31,006  $  29,159
   Income taxes.......................................................   51,321     58,096     56,754
Supplemental disclosure of noncash investing and financing activities:
   Unrealized securities gains (losses)...............................    2,969     (1,143)    (3,871)

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2002
                                          FIRST CITIZENS BANCSHARES, INC.
                                          (Registrant)

                                               /S/  JAMES B. HYLER, JR.  *
                                          _____________________________________
                                                    James B. Hyler, Jr.
                                                 Vice Chairman and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on March 18, 2002.

          Signature                       Title                   Date
          ---------                       -----                   ----

   /s/  LEWIS R. HOLDING *    Chairman and Chief Executive   March 18, 2002
_____________________________   Officer (principal
      Lewis R. Holding          executive officer)

   /s/  FRANK B. HOLDING *    Executive Vice Chairman        March 18, 2002
 __________________________
      Frank B. Holding

 /s/  JAMES B. HYLER, JR. *   Vice Chairman                  March 18, 2002
_____________________________
     James B. Hyler, Jr.

/s/  FRANK B. HOLDING, JR. *  President                      March 18, 2002
_____________________________
    Frank B. Holding, Jr.

    /S/  KENNETH A. BLACK     Vice President, Treasurer,     March 18, 2002
_____________________________   and Chief Financial Officer
      Kenneth A. Black          (principal financial
                                and accounting officer)

/s/  JOHN M. ALEXANDER, JR. * Director                       March 18, 2002
_____________________________
   John M. Alexander, Jr.

_____________________________ Director
     Carmen Holding Ames

_____________________________ Director
       B. Irvin Boyle

 /s/  GEORGE H. BROADRICK *   Director                       March 18, 2002
_____________________________
     George H. Broadrick

   /s/  H. M. CRAIG, III *    Director                       March 18, 2002
_____________________________
      H. M. Craig, III

 /s/   BETTY M. FARNSWORTH *  Director                       March 18, 2002
_____________________________
     Betty M. Farnsworth

_____________________________ Director
     Lewis M. Fetterman

  /s/  CHARLES B.C. HOLT *    Director                       March 18, 2002
_____________________________
       Charles B.C. Holt

          Signature                       Title                  Date
          ---------                       -----                  ----

   /s/  GALE D. JOHNSON *     Director                      March 18, 2002
_____________________________
       Gale D. Johnson


  /s/  FREEMAN R. JONES  *    Director                      March 18, 2002
_____________________________
       Freeman R. Jones


   /s/  LUCIUS S. JONES  *    Director                      March 18, 2002
_____________________________
        Lucius S. Jones


/s/  JOSEPH T. MALONEY, JR. * Director                      March 18, 2002
_____________________________
   Joseph T. Maloney, Jr.


 /s/  J. CLAUDE MAYO, JR. *   Director                      March 18, 2002
_____________________________
     J. Claude Mayo, Jr.


/s/  LEWIS T. NUNNELEE, II  * Director                      March 18, 2002
_____________________________
    Lewis T. Nunnelee, II


   /s/  TALBERT O. SHAW  *    Director                      March 18, 2002
_____________________________
       Talbert O. Shaw


   /s/  R. C. SOLES, JR. *    Director                      March 18, 2002
_____________________________
      R. C. Soles, Jr.


  /s/  DAVID L. WARD, JR  *   Director                      March 18, 2002
_____________________________
     David L. Ward, Jr.

   Alexander G. MacFadyen, Jr. hereby signs this Annual Report on Form 10-K on March 18, 2002, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

                                          *By:/s/  ALEXANDER G. MACFADYEN, JR.
                                             __________________________________
                                                Alexander G. MacFadyen, Jr.
                                                    As Attorney-In-Fact

                                 EXHIBIT INDEX

  *3.1 Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Registrant's Form 10-K for the year ended December 31,
       1992)
  *3.2 Bylaws of the Registrant, as amended (incorporated by reference from
       Registrant's Form 10-K for the year ended December 31, 2000)
  *4.1 Specimen of Registrant's Class A Common Stock certificate (incorporated by reference from Registrant's Form 10-K for the year ended December 31,
       1993)
  *4.2 Specimen of Registrant's Class B Common Stock certificate (incorporated by reference from Registrant's Form 10-K for the year ended December 31,
       1993)
 *10.1 Employee Death Benefit and Post-Retirement Non-Competition and
       Consultation Agreement, dated January 1, 1986, as amended by the Fourth Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated October 26, 1998, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Lewis R. Holding (incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1998)
 *10.2 Employee Death Benefit and Post-Retirement Non-Competition and
       Consultation Agreement, dated January 1, 1986, as amended by the Fourth Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated October 26, 1998, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding (incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1998)
 *10.3 Employee Death Benefit and Post-Retirement Non-Competition and
       Consultation Agreement, dated January 1, 1986, as amended by the Fourth Amendment of Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated October 26, 1998, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and James B. Hyler, Jr. (incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1998)
 *10.4 Employee Death Benefit and Post-Retirement Non-Competition and
       Consultation Agreement, dated January 23, 1996, as amended by the First Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated October 26, 1998, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding, Jr. (incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1998)
 *10.5 Employee Death Benefit and Post-Retirement Noncompetition and
       Consultation Agreement dated January 22, 1996, as amended by the First Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated October 26, 1998, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and Joseph A. Cooper, Jr. (incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1999)
 *10.6 Second Death Benefit and Post-Retirement Non-Competition and
       Consultation Agreement dated April 28, 1997, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1997)
 *10.7 Consulting Agreement dated February 17, 1988, between Registrant's subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (incorporated by reference from Registrant's Form 10-K for the year ended December 31, 1987)
*10.13 Article IV Section 4.1.d of the Agreement and Plan of Reorganization and
       Merger by and among First Investors Savings Bank, Inc., SSB, First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page II-38 of Registrant's S-4 Registration Statement filed with the SEC on December 19, 1994 (Registration No. 33-84514)
*10.14 Article IV Section 4.1.e of the Agreement and Plan of Reorganization and
       Merger by and among State Bank and First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page I-36 of Registrant's S-4 Registration Statement filed with the SEC on November 16, 1994 (Registration No. 33-86286)
*10.16 Amended and Restated Trust Agreement of FCB/NC Capital Trust I
       (incorporated by reference from Registration No. 333-59039)
*10.17 Form of Guarantee Agreement (incorporated by reference from Registration
       No. 333-59039)

*10.18 Junior Subordinated Indenture dated March 5, 1998 between Registrant and
       Bankers Trust Company, as Debenture Trustee (incorporated by reference from Registration No. 333-59039)
*10.19 Amended and Restated Trust Agreement of FCB/NC Capital Trust II
       (incorporated by reference from Registration No. 333-68340)
*10.20 Guarantee Agreement relating to Registrant's guarantee of the capital securities of FCB/NC Capital Trust II (incorporated by reference from Registration No. 333-68340)
*10.21 Junior Subordinated Indenture dated October 10, 2001, between Registrant and Bankers Trust Company, as Delaware Trustee (incorporated by reference from Registration No. 333-68340)
    22 Subsidiaries of the Registrant (filed herewith)
    24 Power of Attorney (filed herewith)
    99 Proxy Statement for Registrant's 2002 Annual Meeting (previously filed)
--------
* Incorporated by reference from a previous filing

           COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO
KENNETH A. BLACK, CHIEF FINANCIAL OFFICER OF FIRST CITIZENS BANCSHARES, INC.