Form 10-Q
period 2002-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2002-05-15
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  March 31, 2002

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

                          Yes    X           No  _____


             Class A Common Stock--$1 Par Value-- 8,797,154 shares Class B Common Stock--$1 Par Value-- 1,683,470 shares
        (Number of shares outstanding, by class, as of May 13, 2002)

                                      INDEX

PART I.   FINANCIAL INFORMATION                                          PAGES

Item 1.   Financial Statements (Unaudited)

          Consolidated  Balance Sheets at March 31, 2002,
          December 31, 2001,and March 31, 2001                              5


          Consolidated Statements of Income for the three-month
          periods ended March 31, 2002, and March 31, 2001                  6



          Consolidated  Statements  of Changes in  Shareholders'  Equity
          for the three-month  periods ended March 31, 2002, and
          March 31, 2001                                                    7

          Consolidated Statements of Cash Flows for the three-month
          periods ended March 31, 2002, and March 31, 2001                  8


          Notes to Consolidated Financial Statements                         9


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           16-21

Item 3.   Market Risk Disclosure                                           10

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b) Reports on Form 8-K. During the quarter ended March 31, 2002, Registrant filed no Current Report on Form 8-K.


                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  May 13, 2002                            By:/s/Kenneth A. Black
                                                   Kenneth A. Black
                                                   Vice President, Treasurer,
                                                   and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
First Quarter 2002


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries
                                                                           March 31*        December 31#            March 31*
(thousands, except share data)                                                  2002                2001                 2001
---------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                    $ 709,757           $ 758,987            $ 690,080
Overnight investments                                                        597,980             501,909              876,925
Investment securities held to maturity                                     2,441,456           2,658,851            1,821,648
Investment securities available for sale                                     134,927             132,445               47,238
Loans                                                                      7,248,088           7,196,177            7,124,535
Less reserve for loan losses                                                 108,692             107,087              103,825
---------------------------------------------------------------------------------------------------------------------------------
    Net loans                                                              7,139,396           7,089,090            7,020,710
Premises and equipment                                                       481,981             483,084              453,793
Income earned not collected                                                   60,970              63,604               60,134
Other assets                                                                 179,885             177,021              175,389
---------------------------------------------------------------------------------------------------------------------------------
    Total assets                                                        $ 11,746,352        $ 11,864,991         $ 11,145,917
=================================================================================================================================

Liabilities
Deposits:
    Noninterest-bearing                                                  $ 1,615,435         $ 1,650,101          $ 1,457,456
    Interest-bearing                                                       8,257,544           8,311,504            7,907,900
---------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                                         9,872,979           9,961,605            9,365,356
Short-term borrowings                                                        558,003             611,390              668,209
Long-term obligations                                                        283,988             284,009              154,837
Other liabilities                                                            125,101             122,944              127,380
---------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                     10,840,071          10,979,948           10,315,782

Shareholders' equity
Common stock:
Class A-$1 par value (8,797,154; 8,797,154 and
    8,813,454 shares issued, respectively)                                     8,797               8,797                8,813
Class B-$1 par value (1,683,470; 1,686,302 and
    1,700,021 shares issued, respectively)                                     1,683               1,686                1,700
Surplus                                                                      143,766             143,766              143,766
Retained earnings                                                            743,443             723,122              669,571
Accumulated other comprehensive income                                         8,592               7,672                6,285
---------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                               906,281             885,043              830,135
---------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                          $ 11,746,352        $ 11,864,991         $ 11,145,917
=================================================================================================================================


* Unaudited
# Derived from the Consolidated Balance Sheets included in the 2001 Annual Report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.



First Citizens BancShares, Inc and Subsidiaries
First Quarter 2002

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries
                                                                          Three Months Ended March 31
(thousands, except per share data, unaudited)                                2002              2001
----------------------------------------------------------------------------------------------------------
Interest income
Loans                                                                          $ 124,227        $ 151,022
Investment securities:
U. S. Government                                                                  29,638           28,398
State, county and municipal                                                           62               71
Dividend                                                                             435              512
----------------------------------------------------------------------------------------------------------
Total investment securities interest and dividend income                                       30,135           28,981
Overnight investments                                                              1,786            9,023
----------------------------------------------------------------------------------------------------------
Total interest income                                                            156,148          189,026
Interest expense
Deposits                                                                          52,061           85,496
Short-term borrowings                                                              1,369            7,776
Long-term obligations                                                              5,707            3,171
----------------------------------------------------------------------------------------------------------
Total interest expense                                                            59,137           96,443
----------------------------------------------------------------------------------------------------------
Net interest income                                                               97,011           92,583
Provision for loan losses                                                          5,980            5,676
----------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                               91,031           86,907
Noninterest income
Service charges on deposit accounts                                               18,448           15,931
Cardholder and merchant services income                                           10,642            9,400
Trust income                                                                       3,994            3,893
Fees from processing services                                                      4,684            3,929
Commission-based income                                                            5,333            4,952
ATM income                                                                         2,495            2,637
Mortgage income                                                                    3,262            1,278
Other service charges and fees                                                     4,032            3,522
Securities gains                                                                     310            5,451
Other                                                                              1,030            1,818
----------------------------------------------------------------------------------------------------------
Total noninterest income                                                          54,230           52,811
Noninterest expense
Salaries and wages                                                                46,935           43,834
Employee benefits                                                                 10,585            8,940
Occupancy expense                                                                  8,999            9,010
Equipment expense                                                                 10,158            9,686
Other                                                                             32,760           31,330
----------------------------------------------------------------------------------------------------------
Total noninterest expense                                                        109,437          102,800
----------------------------------------------------------------------------------------------------------
Income before income taxes                                                        35,824           36,918
Income taxes                                                                      12,626           14,059
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
 Net income                                                                       23,198           22,859
----------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of taxes
Unrealized securities gains (losses) arising during period                         1,106             (553)
Less: reclassification adjustment for gains included in net income                  (186)            (546)
----------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of taxes                                      920               (7)
----------------------------------------------------------------------------------------------------------
==========================================================================================================
Comprehensive income                                                            $ 24,118         $ 22,852
==========================================================================================================
Average shares outstanding                                                    10,481,661       10,521,253
Per Share
Net income                                                                        $ 2.21           $ 2.17
Cash dividends                                                                      0.25             0.25
----------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2002

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries
                                                                                                        Accumulated
                                                    Class A    Class B                                        Other
                                                     Common     Common                   Retained     Comprehensive          Total
(thousands, except share data, unaudited)             Stock      Stock       Surplus     Earnings            Income         Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                        $ 8,813    $ 1,709      $143,766    $ 650,148           $ 6,292      $ 810,728
Net income                                                                                 22,859                           22,859
Other comprehensive loss, net of taxes                                                                           (7)            (7)
Cash dividends                                                                             (2,628)                          (2,628)
Redemption of 9,361 shares of Class B
    common stock                                                    (9)                      (808)                            (817)

===================================================================================================================================
Balance at March 31, 2001                           $ 8,813    $ 1,700      $143,766    $ 669,571           $ 6,285      $ 830,135
===================================================================================================================================

Balance at December 31, 2001                        $ 8,797    $ 1,686      $143,766    $ 723,122           $ 7,672      $ 885,043
Net income                                                                                 23,198                           23,198
Other comprehensive income, net of taxes                                                                        920            920
Cash dividends                                                                             (2,620)                          (2,620)
Redemption of 2,832 shares of Class B
    common stock                                                    (3)                      (257)                            (260)

===================================================================================================================================
Balance at March 31, 2002                           $ 8,797    $ 1,683      $143,766    $ 743,443           $ 8,592      $ 906,281
===================================================================================================================================
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2002

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries

                                                                                             Three months ended March 31
                                                                                           ---------------------------------
                                                                                                       2002            2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                             (thousands)
OPERATING ACTIVITIES
Net income                                                                                         $ 23,198        $ 22,859
Adjustments to reconcile net income to cash
   provided  by operating activities:
  Amortization of intangibles                                                                         3,435           2,865
  Provision for loan losses                                                                           5,980           5,676
  Deferred tax expense                                                                                2,084           2,235
  Change in current taxes payable                                                                    14,164          15,787
  Depreciation                                                                                        9,173           7,941
  Change in accrued interest payable                                                                (16,577)        (12,680)
  Change in income earned not collected                                                               2,634           2,446
  Securities gains                                                                                     (310)         (5,451)
  Origination of loans held for sale                                                                (14,205)       (102,161)
  Proceeds from sale of loans held for sale                                                          11,716          77,368
  Loss (gain) on loans held for sale                                                                   (301)              2
  Net amortization (accretion) of premiums and discounts                                              5,592            (151)
  Net change in other assets                                                                         (2,760)         (3,907)
  Net change in other liabilities                                                                     4,570           1,956
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                            48,393          14,785
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net change in loans outstanding                                                                   (53,496)         16,623
  Purchases of investment securities held to maturity                                              (228,347)       (409,041)
  Purchases of investment securities available for sale                                              (1,678)         (2,680)
  Proceeds from maturities of investment securities held to maturity                                440,150         365,710
  Proceeds from maturities of investment securities available for sale                                  911               -
  Net change in overnight investments                                                               (96,071)       (445,543)
  Dispositions of premises and equipment                                                              4,693           2,007
  Additions to premises and equipment                                                               (18,871)        (18,183)
  Purchase and sale of branches, net of cash transferred                                                  -          28,552
----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                                     47,291        (462,555)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net change in time deposits                                                                      (244,656)        156,458
  Net change in demand and other interest-bearing deposits                                          156,030         192,565
  Net change in short-term borrowings                                                               (53,408)         35,820
  Net change in long-term obligations                                                                     -             522
  Repurchases of common stock                                                                          (260)           (817)
  Cash dividends paid                                                                                (2,620)         (2,628)
----------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                                                   (144,914)        381,920
----------------------------------------------------------------------------------------------------------------------------
Change in cash and due from banks                                                                   (49,230)        (65,850)
Cash and due from banks at beginning of period                                                      758,987         755,930
============================================================================================================================
 Cash and due from banks at end of period                                                         $ 709,757       $ 690,080
============================================================================================================================
CASH PAYMENTS FOR:
 Interest                                                                                          $ 75,714       $ 109,123
 Income taxes                                                                                         3,544              74
----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains (losses)                                                                  1,405            (553)
Reclassification of premises and equipment to other real estate                                       6,108               -
----------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.



First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2002

                      Notes to Consolidated Financial State
                (Dollars in thousands, except per share amounts)

Note A
Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete statements.
     In the opinion of management, the consolidated statements contain all material adjustments necessary to present fairly the financial position of First Citizens BancShares, Inc. as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
     These financial statements should be read in conjunction with the financial statements and notes included in the 2001 First Citizens BancShares, Inc. Annual Report, which is incorporated by reference on Form 10-K. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2002. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.
     At January 1, 2002, management reviewed the estimated useful lives of all amortizing intangible assets, including intangibles accounted for pursuant to Statement of Financial Accounting Standards No. 72 (FAS 72 goodwill). As a result of this review, management determined that, in certain instances, a shorter life was appropriate. Accordingly, the estimated useful lives were shortened, and the carrying value of FAS 72 goodwill is being amortized over the respective asset's estimated remaining useful life.

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2002

Note B
New Accounting Standards
     On January 1, 2002, BancShares fully adopted the provisions of Statement of Financial Accounting Standards No. 142 (Statement 142), which provides guidance for the accounting for goodwill and intangible assets. Statement 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with existing accounting guidance. Certain provisions of Statement 142 were effective on July 1, 2001, and the statement was fully adopted by BancShares on January 1, 2002. In connection with Statement 142's transitional goodwill impairment evaluation, an assessment will determine whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of income.
     In accordance with the provisions of Statement 142, BancShares discontinued the amortization of goodwill effective January 1, 2002. BancShares will complete an initial evaluation of its goodwill by June 30, 2002 and will record any impairment at that time. In the future, BancShares will annually review goodwill for impairment under the provisions of Statement 142. Set forth below is a summary of goodwill activity during the three-month periods ended March 31, 2002 and 2001, all of which relates to a single reporting unit, FCB:


                                                                       2002          2001
                                                                  -----------------------------
                                                                  -----------------------------

      Balance, January 1                                                $ 41,240      $ 46,340
      Amortization                                                             -          1,275
                                                                  -----------------------------
                                                                  =============================
      Balance, March 31                                                 $ 41,240      $ 45,065
                                                                  =============================


The following information relates to other intangible assets, all of which are being amortized:

                                                      March 31,    December 31,    March 31,
                                                        2002           2001          2001
                                                    -------------------------------------------
Amortized intangible assets                              $ 66,892       $ 70,328      $ 75,157


During the three month periods ended March 31, 2002 and 2001, BancShares recorded amortization expense of $3,435 and $1,590 related to these intangible assets. Based on current estimated useful lives and current carrying values, BancShares anticipates amortization expense for intangible assets in subsequent periods to be:

Projected amortization expense:
      Year ended December 31, 2002                                      $ 13,080
      Year ended December 31, 2003                                        12,195
      Year ended December 31, 2004                                        10,859
      Year ended December 31, 2005                                         9,490
      Year ended December 31, 2006                                         8,283

The following table describes the impact of the adoption of Statement 142 on net income and net income per share.

                                                                  Three months ended March 31,
Net income                                                             2002          2001
                                                                  -----------------------------
   Addition of goodwill amortization                                    $ 23,198      $ 22,859
   Adjusted net income                                                            -      1,275
                                                                  =============================
                                                                        $ 23,198      $ 24,134
                                                                  =============================
Net income per share
      Addition of goodwill amortization                                   $ 2.21        $ 2.17
Adjusted net income per share                                                  -          0.12
                                                                  =============================
                                                                          $ 2.21        $ 2.29
                                                                  =============================

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2002

Note C
Operating Segments
     BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and ASB. Although FCB and ASB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity has a separate management group. Additionally, the financial results and trends of ASB reflect the de novo nature of its growth.

FCB is a mature banking institution that operates from a single charter from its branch network in North Carolina, Virginia and West Virginia. ASB began operations in 1997 and operates from a thrift charter in Florida and Georgia. ASB's significance to BancShares' consolidated financial results continues to grow.

Accordingly, management has determined that FCB and ASB are reportable business segments. In the aggregate, FCB and its consolidated subsidiaries, which are integral to its branch operation, and ASB account for more than 90 percent of consolidated assets, revenues and net income. Other includes activities of the parent company, two subsidiaries that are the issuing trusts for outstanding preferred securities, Neuse, Incorporated, a subsidiary that owns real property used in the banking operation and American Guaranty Insurance Corporation, a property insurance company.

The adjustments in the accompanying tables represent the elimination of the impact of certain inter-company transactions. The adjustments to interest income and interest expense neutralize the earnings and cost of inter-company borrowings. The adjustments to noninterest income and noninterest expense reflect the elimination of management fees and other services fees paid by one company to another within BancShare's consolidated group.

                                                                         March 31, 2002
                                        ASB             FCB           Other           Total       Adjustments    Consolidated

 Interest income                         $ 13,072       $ 140,487        $ 8,384       $ 161,943       $ (5,795)     $ 156,148
 Interest expense                           6,399          47,046         11,487          64,932         (5,795)        59,137
                                   --------------------------------------------------------------------------------------------
 Net interest income                        6,673          93,441         (3,103)         97,011              -         97,011
 Provision for loan losses                  1,065           4,915              -           5,980              -          5,980

                                   --------------------------------------------------------------------------------------------
 Net interest income after                  5,608          88,526         (3,103)         91,031              -         91,031
      provision for loan losses
 Noninterest income                         1,218          53,944            305          55,467         (1,237)        54,230
 Noninterest expense                        8,163         102,314            197         110,674         (1,237)       109,437

                                   --------------------------------------------------------------------------------------------
 Income (loss) before income taxes         (1,337)         40,156         (2,995)         35,824              -         35,824
 Income taxes                                (461)         14,157         (1,070)         12,626              -         12,626
                                   ============================================================================================
 Net income (loss)                         $ (876)       $ 25,999       $ (1,925)       $ 23,198            $ -       $ 23,198
                                   ============================================================================================
 Period-end assets                      $ 880,803    $ 10,620,746    $ 1,739,378    $ 13,240,927   $ (1,494,575)  $ 11,746,352


                                                                         March 31, 2001
                                        ASB             FCB           Other           Total       Adjustments    Consolidated

 Interest income                         $ 12,997       $ 174,424        $ 8,526       $ 195,947       $ (6,921)     $ 189,026
 Interest expense                           8,827          83,928         10,609         103,364         (6,921)        96,443
                                   --------------------------------------------------------------------------------------------
 Net interest income                        4,170          90,496         (2,083)         92,583              -         92,583
 Provision for loan losses                    442           5,234              -           5,676              -          5,676
                                   --------------------------------------------------------------------------------------------
 Net interest income after                  3,728          85,262         (2,083)         86,907              -         86,907
      provision for loan losses
 Noninterest income                           987          47,316          5,644          53,947         (1,136)        52,811
 Noninterest expense                        7,161          95,049          1,726         103,936         (1,136)       102,800
                                   --------------------------------------------------------------------------------------------
 Income (loss) before income taxes         (2,446)         37,529          1,835          36,918              -         36,918
 Income taxes                                (860)         13,604          1,315          14,059              -         14,059
                                   ============================================================================================
 Net income (loss)                       $ (1,586)       $ 23,925          $ 520        $ 22,859            $ -       $ 22,859
                                   ============================================================================================
 Period-end assets                      $ 742,432    $ 10,302,996    $ 1,495,838    $ 12,541,266   $ (1,395,349)  $ 11,145,917

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2002

 Financial Summary
                                                                                                                            Table 1
                                                           2002                                     2001
                                                          First           Fourth            Third       Second                First
(thousands, except per share data and ratios)           Quarter          Quarter          Quarter      Quarter              Quarter
------------------------------------------------------------------------------------------------------------------------------------
Summary of Operations
Interest income                                       $ 156,148        $ 167,032        $ 176,709        $ 182,660        $ 189,026
Interest expense                                         59,137           74,113           84,482           91,472           96,443
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                      97,011           92,919           92,227           91,188           92,583
Provision for loan losses                                 5,980            7,444            5,620            5,394            5,676
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for loan losses                                      91,031           85,475           86,607           85,794           86,907
Noninterest income                                       54,230           55,014           53,089           54,641           52,811
Noninterest expense                                     109,437          106,912          106,963          105,922          102,800
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               35,824           33,577           32,733           34,513           36,918
Income taxes                                             12,626           12,260           11,977           12,509           14,059
====================================================================================================================================
Net income                                             $ 23,198         $ 21,317         $ 20,756         $ 22,004         $ 22,859
====================================================================================================================================
Net interest income-taxable equivalent                 $ 97,382         $ 93,389         $ 92,698         $ 91,678         $ 93,091
------------------------------------------------------------------------------------------------------------------------------------
Selected Quarterly Averages
Total assets                                       $ 11,664,376     $ 11,674,273     $ 11,333,123     $ 11,128,229      $10,785,178
Investment securities                                 2,704,077        2,684,315        2,195,064        2,042,987        1,854,401
Loans                                                 7,207,757        7,128,818        7,054,247        7,139,623        7,101,238
Interest-earning assets                              10,353,509       10,446,364       10,126,568        9,952,752        9,616,497
Deposits                                              9,776,690        9,742,153        9,496,699        9,337,298        9,037,155
Interest-bearing liabilities                          9,073,637        9,142,487        8,851,916        8,721,873        8,470,303
Long-term obligations                                   283,993          274,445          161,587          154,831          154,639
Shareholders' equity                                  $ 894,689        $ 874,801        $ 857,417        $ 838,806        $ 819,289
Shares outstanding                                   10,481,661       10,488,894       10,508,330       10,511,028       10,521,253
------------------------------------------------------------------------------------------------------------------------------------
Selected Quarter-End Balances
Total assets                                       $ 11,746,352     $ 11,864,991     $ 11,522,525     $ 11,289,166      $11,145,917
Investment securities                                 2,576,383        2,791,296        2,482,123        1,987,085        1,868,886
Loans                                                 7,248,088        7,196,177        7,109,584        7,058,070        7,124,535
Interest-earning assets                              10,422,451       10,489,382       10,217,283        9,981,549        9,870,346
Deposits                                              9,872,979        9,961,605        9,645,226        9,480,108        9,365,356
Interest-bearing liabilities                          9,099,535        9,206,903        9,007,989        8,807,409        8,730,946
Long-term obligations                                   283,988          284,009          184,018          154,829          154,836
Shareholders' equity                                  $ 906,281        $ 885,043        $ 865,963        $ 849,297        $ 830,135
Shares outstanding                                   10,480,624       10,483,456       10,490,703       10,509,956       10,513,475
------------------------------------------------------------------------------------------------------------------------------------
Profitability Ratios (averages)
Rate of return (annualized) on:
   Total assets                                            0.81 %           0.72 %           0.74 %           0.79 %          0.86 %
   Shareholders' equity                                   10.52             9.67             9.82            10.52           11.32
Dividend payout ratio                                     11.31            12.32            12.63            11.96           11.52
------------------------------------------------------------------------------------------------------------------------------------
Liquidity and Capital Ratios (averages)
Loans to deposits                                         73.72  %         73.17 %          74.28  %         76.46 %         78.58 %
Shareholders' equity to total assets                       7.67             7.49             7.57             7.54            7.60
Time certificates of $100,000 or more to total
   deposits                                               11.54            11.97            11.92            11.37           10.60
------------------------------------------------------------------------------------------------------------------------------------
Per Share of Stock
Net income                                               $ 2.21           $ 2.03           $ 1.98           $ 2.09          $ 2.17
Cash dividends                                             0.25             0.25             0.25             0.25            0.25
Book value at period end                                  86.47            84.42            82.55            80.81           78.96
Tangible book value at period end                         76.15            73.78            71.64            69.65           67.52
------------------------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2002

 Outstanding Loans by Type
                                                                                                                 Table 2
                                                      2002                                2001
                                                     First          Fourth          Third          Second          First
(thousands)                                        Quarter         Quarter        Quarter         Quarter        Quarter
-------------------------------------------------------------------------------------------------------------------------
Real estate:
   Construction and land development             $ 293,185       $ 283,968      $ 274,972       $ 257,407      $ 237,354
  Mortgage:
    1-4 family residential                       1,246,245       1,338,975      1,354,476       1,401,051      1,596,920
    Commercial                                   2,284,309       2,231,498      2,135,201       2,055,483      1,997,798
    Equity Line                                  1,080,896       1,024,181        970,295         913,759        862,231
    Other                                          171,459         163,914        181,038         189,161        186,740
-------------------------------------------------------------------------------------------------------------------------
Total real estate                                5,076,094       5,042,536      4,915,982       4,816,861      4,881,043
Commercial and industrial                          938,349         918,929        931,850         948,098        943,722
Consumer                                         1,077,412       1,074,202      1,096,775       1,132,118      1,140,407
Lease financing                                    137,383         139,966        142,305         136,806        134,352
Other                                               18,850          20,544         22,672          24,187         25,011
-------------------------------------------------------------------------------------------------------------------------
    Total loans                                  7,248,088       7,196,177      7,109,584       7,058,070      7,124,535
Less reserve for loan losses                       108,692         107,087        105,775         105,025        103,825
-------------------------------------------------------------------------------------------------------------------------
     Net loans                                  $7,139,396      $7,089,090     $7,003,809      $6,953,045     $7,020,710
-------------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2002

Investment Securities
                                                                                                                             Table 3
                                      March 31, 2002                                     March 31, 2001
                                                            Average      Taxable                                Average      Taxable
                                        Book         Fair  Maturity   Equivalent            Book         Fair  Maturity   Equivalent
(thousands)                            Value        Value (Yrs./Mos.)      Yield           Value        Value (Yrs./Mos.)      Yield
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
U. S. Government:
  Within one year                 $2,263,950   $2,268,657     0/5           4.27 %    $1,506,877   $1,518,839     0/6           6.18
  One to five years                  169,244      168,081     2/5           4.03         303,006      307,373     1/4           5.76
  Five to ten years                      141          149     7/9           8.00             199          207     8/3           8.04
  Over 10 years                        4,676        4,805    24/6           7.38           7,331        7,448    25/8           7.30
------------------------------------------------------------------------------------------------------------------------------------
Total                              2,438,011    2,441,692     0/8           4.26       1,817,413    1,833,867     0/8           6.11
State, county and municipal:
  Within one year                      1,104        1,118     0/5           6.81             650          653     0/3           7.41
  One to five years                      500          516     3/3           5.55           1,607        1,664     2/4           6.68
  Five to ten years                      143          149     7/1           5.88             142          151     8/1           5.88

  Over ten years                       1,413        1,507    15/9           5.69           1,541        1,712    15/3           5.85
------------------------------------------------------------------------------------------------------------------------------------
Total                                  3,160        3,141    10/3           5.96           3,940        4,029    9/11           6.30
Other:
  Within one year                         35           35     0/8           3.46              10           10     0/9           5.36
  One to five years                        -            -      -               -              35           35     1/4           6.96
  Five to ten years                      250          250     6/4           7.75             250          250     7/4           4.50
------------------------------------------------------------------------------------------------------------------------------------
Total                                    285          285     4/4           6.25             295          295     5/0           4.96
------------------------------------------------------------------------------------------------------------------------------------
Total securities held to maturity  2,441,456    2,445,118     0/7           4.33       1,821,648    1,838,191    0/10           6.11
Investment securities
    available for sale               120,874      134,927                                 36,855       47,238
====================================================================================================================================
Total investment securities       $2,562,330   $2,580,045                             $1,858,503   $1,885,429
====================================================================================================================================

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2002

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - First Quarter
                                                                                                                            Table 4
                                                     2002                             2001         Increase (decrease) due to:
                                                 Interest                         Interest
                                      Average      Income Yield        Average      Income Yield                  Yield
(thousands)                           Balance     Expense /Rate        Balance     Expense /Rate      Volume      /Rate       Total
------------------------------------------------------------------------------------------------------------------------------------
Assets:
Total loans                       $ 7,207,757   $ 124,568  6.98 %   $7,101,238    $151,489  8.61 %   $ 1,412   $(28,333)  $ (26,921)
Investment securities:
  U. S. Government                  2,644,567      29,638  4.55      1,811,204      28,398  6.36      11,284    (10,044)      1,240
  State, county and municipal           4,563          92  8.18          5,210         112  8.72         (14)        (6)        (20)
  Other                                54,947         435  3.21         37,987         512  5.47         184       (261)        (77)
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities         2,704,077      30,165  4.52      1,854,401      29,022  6.35      11,454    (10,311)      1,143
Overnight investments                 441,675       1,786  1.64        660,859       9,023  5.54      (1,924)    (5,313)     (7,237)
====================================================================================================================================
Total interest-earning assets    $ 10,353,509   $ 156,519  6.11 %   $9,616,498    $189,534  7.96 %  $ 10,942   $(43,957)  $ (33,015)
====================================================================================================================================

Liabilities:
Deposits:
  Checking with Interest          $ 1,224,860       $ 947  0.31 %   $1,096,526     $ 1,920  0.71 %     $ 172    $(1,145)     $ (973)
  Savings                             623,896         859  0.56        601,946       1,985  1.34          57     (1,183)     (1,126)
  Money market accounts             2,096,771       8,466  1.64      1,643,742      16,958  4.18       3,299    (11,791)     (8,492)
  Time deposits                     4,261,946      41,789  3.98      4,329,409      64,633  6.05        (788)   (22,056)    (22,844)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits     8,207,473      52,061  2.57      7,671,623      85,496  4.52       2,740    (36,175)    (33,435)
Federal funds purchased                43,562         169  1.57         74,151       1,003  5.49        (264)      (570)       (834)
Repurchase agreements                 200,799         270  0.55        189,556       1,997  4.27          73     (1,800)     (1,727)
Master notes                          292,766         680  0.94        325,452       3,961  4.94        (223)    (3,058)     (3,281)
Other short-term borrowings            45,044         250  2.25         54,885         815  6.02         (99)      (466)       (565)
Long-term obligations                 283,993       5,707  8.15        154,639       3,171  8.32       2,639       (103)      2,536
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities$ 9,073,637    $ 59,137  2.64 %   $8,470,306     $96,443  4.62 %   $ 4,866   $(42,172)  $ (37,306)
------------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                       3.47 %                           3.34 %
------------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
 on interest-earning assets                      $ 97,382  3.81 %                  $93,091  3.93 %   $ 6,076    $(1,785)    $ 4,291
------------------------------------------------------------------------------------------------------------------------------------
Average loan balances  include  nonaccrual  loans.  Yields  related to loans and securities exempt from both federal and state income taxes, federal income taxes only,  or state  income  taxes only,  are stated on a  taxable-equivalent  basis assuming a statutory federal income tax rate of 35% for each period, and a state
income    tax    rate    of   6.9%    for    2002    and    6.9%    for    2001.
--------------------------------


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2002

  Summary of Loan Loss Experience and Risk Elements
                                                                                                                  Table 5
                                                         2002                                 2001
                                                        First         Fourth          Third         Second          First
(thousands, except ratios)                            Quarter        Quarter        Quarter        Quarter        Quarter
-----------------------------------------------------------------------------------------------------------------------------
Reserve balance at beginning of period              $ 107,087      $ 105,775      $ 105,025      $ 103,825      $ 102,655
Adjustment for sale of loans                                -              -              -           (777)             -
Provision for loan losses                               5,980          7,444          5,620          5,394          5,676
Net charge-offs:
Charge-offs                                            (5,393)        (7,171)        (5,462)        (4,386)        (5,273)
Recoveries                                              1,018          1,039            592            969            767
-----------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                        (4,375)        (6,132)        (4,870)        (3,417)        (4,506)
=============================================================================================================================
 Reserve balance at end of period                   $ 108,692      $ 107,087      $ 105,775      $ 105,802      $ 103,825
=============================================================================================================================
Historical Statistics
 Average loans                                    $ 7,207,757     $7,128,818     $7,054,247     $7,139,623     $7,101,238
Loans at period-end                                 7,248,088      7,196,177      7,109,584      7,058,069      7,124,535
-----------------------------------------------------------------------------------------------------------------------------
Risk Elements
 Nonaccrual loans                                    $ 17,735       $ 13,983       $ 13,349       $ 12,658       $ 12,830
Other real estate                                      12,461          6,263          4,242          2,798          3,082
-----------------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                          $ 30,196       $ 20,246       $ 17,591       $ 15,456       $ 15,912
-----------------------------------------------------------------------------------------------------------------------------
 Accruing loans 90 days or more past due             $ 11,012       $ 12,981       $ 14,993       $ 10,371        $ 6,413
-----------------------------------------------------------------------------------------------------------------------------
Ratios
Net charge-offs (annualized) to average total loans      0.25  %        0.34  %        0.27  %        0.19  %        0.26  %
Reserve for loan losses to total loans at period-end     1.50           1.49           1.49           1.49           1.46
Nonperforming assets to total loans plus other
    real estate at period-end                            0.42           0.28           0.25           0.22           0.22
-----------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2002

INTRODUCTION
     Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries, referred to in this document as BancShares. Within this document, 'we' or 'our' also refer to BancShares. This discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and related notes presented elsewhere in this report. The focus of this discussion concerns our two banking subsidiaries. First-Citizens Bank & Trust Company ("FCB") operates branches in North Carolina, Virginia, and West Virginia. Atlantic States Bank ("ASB") operates offices in Georgia and Florida.

SUMMARY
     BancShares realized increased earnings during the first quarter of 2002 compared to the first quarter of 2001. Consolidated net income during the first quarter of 2002 was $23.2 million, compared to $22.9 million earned during the corresponding period of 2001. Net income per share during the first quarter of 2002 totaled $2.21, compared to $2.17 during the first quarter of 2001. Annualized return on average assets was 0.81 percent for the first quarter of 2002 and 0.86 percent for the first quarter of 2001. The higher net income and net income per share resulted from improved net interest income, noninterest income and a lower effective tax rate. These improvements were partially offset by higher noninterest expense during the first quarter of 2002.
     Various profitability,  liquidity and capital ratios are presented in Table
1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the first three months of 2002 and 2001.

INTEREST-EARNING ASSETS
     At March 31, 2002, interest-earning assets totaled $10.42 billion, an increase of $552.1 million or 5.6 percent from March 31, 2001. This increase results from growth in investment securities and the loan portfolio.
     Loans. At March 31, 2002 and 2001, gross loans totaled $7.25 billion and $7.12 billion, respectively. As of December 31, 2001, gross loans were $7.20 billion. The $123.6 million growth in loans from March 31, 2001 to March 31, 2002 results from growth within our commercial and revolving real estate loans. This growth has resulted from customer demand and from our continued focus on these products during this period. Traditional 1-4 family residential mortgage loans decreased from March 31, 2001 to March 31, 2002, the result of refinance activity and sales of portfolio loans during the second quarter of 2001. Although demand for residential mortgage loans has surged due to interest rate reductions, most of our residential mortgage loan production is originated on a correspondent basis, which does not generate growth in loans outstanding. Consumer loans and commercial and industrial loans are down slightly from their March 31, 2001 balances.
     As a result of only modest demand for most loan products during 2002, loans outstanding have increased less than 1 percent since December 31, 2001. Although the downward pressure on interest rates during 2001 would typically stimulate loan demand, sluggish economic conditions continue to restrain loan demand. Although demand for revolving real estate and commercial real estate loans has improved slightly, we anticipate other loan products will experience limited growth until economic conditions improve in our market areas.
     During the first quarter of 2002, loans averaged $7.21 billion, an increase of $106.5 million or 1.5 percent from the comparable period of 2001.
     Investment securities. At March 31, 2002 and 2001, the investment portfolio totaled $2.58 billion and $1.87 billion, respectively. At December 31, 2001, the investment portfolio was $2.79 billion. During the first quarter of 2002, the investment securities portfolio averaged $2.70 billion, an $849.7 million or
45.8 percent increase over the first quarter of 2001. Investment securities held to maturity totaled $2.44 billion at March 31, 2002, a $619.8 million or 34.0 percent increase over the $1.82 billion portfolio outstanding at March 31, 2001. The increase reflects the impact of the robust growth in customer deposits during 2001, which occurred during a time of minimal loan growth. Much of the excess liquidity generated by the deposit growth was invested in investment securities held to maturity. All securities that are classified as held-to-maturity reflect our ability and positive intent to hold those investments until maturity.
     Investment securities available for sale totaled $134.9 million at March 31, 2002, compared to $47.2 million at March 31, 2001. The $87.7 million increase resulted from purchases of securities with the liquidity generated during the fourth quarter of 2001 with the proceeds from the issuance of $100 million in trust preferred securities. Available-for-sale securities are reported at their aggregate fair value.
     Table 3 presents detailed information relating to the investment securities portfolio at March 31, 2002 and 2001. We anticipate reductions among investment securities held to maturity during much of 2002 as maturing securities are used to fund a seasonal reduction in deposits. Sales of investment securities available for sale are likely as BancShares begins to deploy to its banking subsidiaries the capital generated through the trust preferred securities issued during 2001.
     Overnight investments. Overnight investments totaled $598.0 million at March 31, 2002, compared to $501.9 million at December 31, 2001 and $876.9 million at March 31, 2001. These investments, which include federal funds sold and interest-bearing deposits in other banks, averaged $441.7 million during the first quarter of 2002, a decrease of $219.2 million or 33.2 percent from the first quarter of 2001.
     Income on Interest-Earning Assets. Interest income amounted to $156.1 million during the first quarter of 2002, a $32.9 million or 17.4 percent decrease from the first quarter of 2001. Lower yields more than offset the impact of asset growth, resulting in the decrease in interest income in the first quarter of 2002 when compared to the same period of 2001. The taxable-equivalent yield on interest-earning assets for the first quarter of 2002 was 6.11 percent, compared to 7.96 percent for the corresponding period of 2001, a 185 basis point reduction, the result of falling market rates.
     Loan interest income for the first quarter of 2002 was $124.2 million, a decrease of $26.8 million or 17.7 percent from the first quarter of 2001, the result of lower yields. The taxable-equivalent yield on the loan portfolio was
6.98 percent during the first quarter of 2002, compared to 8.61 percent during the same period of 2001. The lower loan yields resulted from market-driven rate movements. The decrease in loan interest income resulting from lower yields was partially offset by an increase in average volume. Average loans increased $106.5 million or 1.5 percent from the first quarter of 2001 to the first quarter of 2002.
     Income earned on the investment securities portfolio amounted to $30.1 million during the first quarter of 2002 and $29.0 million during the same period of 2001, an increase of $1.2 million or 4.0 percent. The impact of an $849.7 million increase in the average securities portfolio more than offset the 183 basis point yield reduction. The investment securities portfolio taxable-equivalent yield decreased from 6.35 percent for the quarter ended March 31, 2001, to 4.52 percent for the quarter ended March 31, 2002, the result of lower market rates.
     Interest income from overnight investments decreased $7.2 million from the first quarter of 2001 to the same period of 2002, an 80.2 percent decrease. This large decrease results from lower average invested balances and a 390 basis point yield reduction.

INTEREST-BEARING LIABILITIES
     At March 31,  2002 and 2001,  interest-bearing  liabilities  totaled  $9.10 billion  and  $8.73  billion,  respectively,  compared  to $9.21  billion  as of
December 31, 2001. During the first quarter of 2002, interest-bearing liabilities averaged $9.07 billion, an increase of $603.3 million or 7.1 percent from the first quarter of 2001. This increase primarily resulted from an increase in interest-bearing deposits and long-term obligations. No deposits have been acquired or divested during 2002.
     Deposits. At March 31, 2002, total deposits were $9.87 billion, an increase of $507.6 million or 5.4 percent over March 31, 2001. Compared to the December 31, 2001 balance of $9.96 billion, total deposits have decreased $88.6 million, reflecting the seasonal reduction in total deposits during the first and second quarters.
     Average interest-bearing deposits were $8.21 billion during the first quarter of 2002 compared to $7.67 billion during the first quarter of 2001, an increase of $535.9 million, due primarily to growth among money market accounts. Average money market accounts increased $453.0 million or 27.6 percent from first quarter of 2001 to the first quarter of 2002. Average Checking With Interest increased $128.3 million or 11.7 percent for the first quarter of 2001 compared to the same period of 2002. These increases were partially offset by lower average time deposits. Average time deposits decreased $67.5 million or
1.6 percent to $4.26 billion from March 31, 2001 to March 31, 2002.
     Management attributes the growth in interest-bearing deposits from the first quarter of 2001 to the first quarter of 2002 to several factors. FCB and ASB continue to focus on deposit gathering and retention in their respective market areas. In addition, some of the deposit growth in recent quarters has resulted from investors seeking the safety of traditional bank deposits as equity markets remain extraordinarily volatile. Although it is unclear how long the economic uncertainty will continue to adversely affect the equity markets, we continue to provide attractive products at reasonable rates to attract and retain core deposit relationships. Management attributes the reduction in average time deposits to a general reluctance by customers to invest in fixed-rate certificates of deposit and IRAs when interest rates on many of these products are very similar to rates offered on money market accounts.
     Short-term  Borrowings.  At March 31, 2002,  short-term  borrowings totaled
$558.0 million compared to $611.4 million at December 31, 2001 and $668.2 million at March 31, 2001. For the quarters ended March 31, 2002 and 2001, short-term borrowings averaged $582.2 million and $644.0 million, respectively. The lower average short-term borrowings is primarily the result of reductions among federal funds purchased and master notes.
     Long-term Obligations. Long-term obligations averaged $284.0 million during the first quarter of 2002, an increase of $129.4 million or 83.6 percent over the first quarter of 2001. The growth in average long-term obligations relates to the October 2001 issuance of $100.0 million in trust preferred securities and $30.0 million borrowed from the Federal Home Loan Bank during the third quarter of 2001. The rate on average long-term borrowings decreased 17 basis points to
8.15 percent.
     Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $59.1 million during the first quarter of 2002, a $37.3 million or
38.7 percent decrease from the first quarter of 2001. The lower interest expense was the result of substantially lower rates, partially offset by higher average volume. The rate on average interest-bearing liabilities during the first quarter of 2002 was 2.64 percent, a 198 basis point decrease in the aggregate blended rate on interest-bearing liabilities. The rate on these liabilities was
4.62 percent during the first quarter of 2001. The large rate reduction resulted from falling market rates. The impact of the rate reduction was partially offset by higher average interest-bearing liabilities, which increased $603.3 million to $9.07 billion during the first quarter of 2002.
     Among short-term borrowings, the combined impact of lower interest rates and reductions in average balances outstanding contributed to lower interest expense. For long-term obligations, total interest expense increased $2.5 million, the result of an increase in average outstandings, which more than offset the impact of a 17 basis point rate reduction.

NET INTEREST INCOME
     Net interest income totaled $97.0 million during the first quarter of 2002, an increase of $4.4 million or 4.8 percent from the first quarter of 2001. The improvement in net interest income results from balance sheet growth, the impact of which more than offset the result of decreases in interest rates.
     The favorable impact of the growth among interest-earning assets was greater than the incremental cost resulting from the growth of interest-bearing liabilities, resulting in a favorable volume variance for the first quarter of 2002. However, the unfavorable impact of changing interest rates partially offset the benefit of volume growth. The taxable-equivalent net yield on interest-earning assets was 3.81 percent for the first quarter of 2002, compared to the 3.93 percent achieved for the first quarter of 2001. The taxable equivalent interest rate spread for the first quarter of 2002 was 3.47 percent compared to 3.34 percent for the same period of 2001.
     A principal objective of our asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. We maintain portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.
     Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. As of March 31, 2002, our market risk profile has not changed significantly from December 31, 2001. Changes in fair value that result from movement in market rates can not be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

ASSET QUALITY
     Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are considered in estimating probable credit losses. Management periodically reviews the assumptions imbedded within the model used to calculate the loan loss reserve. Business loans are generally graded, and those credit grades become the basis for the loss estimates based on historical experience. For all other loans, loss estimates are made by management based on historical data, current trends and estimated repayment frequencies. Based on the model, at March 31, 2002, the reserve for loan losses amounted to $108.7 million or 1.50 percent of loans outstanding. This compares to $107.1 million or 1.49 percent at December 31, 2001, and $103.8 million or
1.46 percent at March 31, 2001. Management considers the established reserve adequate to absorb losses that relate to loans outstanding at March 31, 2002, although future adjustments to the reserve may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. These agencies may require the recognition of adjustments to the reserve based on their judgments of information available to them at the time of their examination.
     The provision for loan losses charged to operations during the first quarter of 2002 was $6.0 million, compared to $5.7 million during the first quarter of 2001. The $304,000 increase in the provision for loan loss during 2002 primarily resulted from loan growth, continued economic pressures and higher levels of nonperforming assets. Net charge-offs of loans during the first quarter of 2002 were $4.4 million compared to $4.5 million during the first quarter of 2001. On an annualized basis, these net charge-offs represent 0.25 percent and 0.26 percent of average loans outstanding during the respective periods. We remain committed to maintaining high levels of credit quality. Table 5 provides details concerning the reserve and provision for loan losses over the past five quarters.
     Nonperforming assets. At March 31, 2002, our nonperforming assets amounted to $30.2 million or 0.42 percent of gross loans plus foreclosed properties, compared to $20.2 million at December 31, 2001, and $15.9 million at March 31, 2001. The $3.8 million increase in nonaccrual loans from December 31, 2001 to March 31, 2002 results from higher level of commercial nonaccrual loans. At March 31, 2002, the balance of other real estate includes $6.1 million that was transferred from premises and equipment to other real estate during the first quarter when management elected to classify the property as held for sale. FCB has entered into an agreement to sell this property, subject to the satisfaction of various contingencies, during the third quarter of 2002. Despite the volatility in recent quarters, we view these levels of nonperforming assets as further evidence of strong asset quality. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

NONINTEREST INCOME
     During the first three months of 2002, noninterest income was $54.2 million, compared to $52.8 million during the same period of 2001. During the first three months of 2002, service charges on deposit accounts totaled $18.4 million, compared to $15.9 million earned during the same period of 2001, an increase of $2.5 million or 15.8 percent. This increase resulted from higher service charges on commercial accounts and an increase in fees collected for bad checks and our overdraft protection plan. We recorded mortgage income of $3.3 million during the first quarter of 2002, compared to $1.3 million earned during the same period of 2001. The $2.0 million or 55.2 percent increase resulted from higher mortgage originations, most of which are now originated on a correspondent basis, resulting in immediate recognition of origination fees.
     Cardholder and merchant services income was $10.6 million during the first quarter of 2002, an increase of $1.2 million or 13.2 percent, the result of continued growth among merchant services and higher interchange income resulting from debit card transactions. Fees from processing services increased $755,000 or 19.2 percent during the first quarter of 2002, the result of higher rates that became effective January 1, 2002.
     Partially offsetting the benefit of these increases was a $5.2 million reduction in securities gains recognized during the first quarter of 2002. During the first quarter of 2001, we recognized $5.5 million in securities gains on equity investments that were triggered by acquisitions of the issuers.

NONINTEREST EXPENSE
     Noninterest expense was $109.4 million for the first three months of 2002, a 6.5 percent increase over the $102.8 million recorded during the same period of 2001. Much of the $6.6 million increase in total noninterest expense relates to personnel expenses. Salaries and wages increased $3.1 million or 7.1 percent during 2002 when compared to the same period of 2001. This increase includes merit increases that became effective after the first quarter of 2001. Employee benefits increased $1.6 million to $10.6 million for the first three months of 2002. This 18.4 percent increase was the result of higher life and health insurance expenses.
     Occupancy expense was $9.0 million during both the first quarter of 2001 and 2002. Higher depreciation expense was offset by lower repairs expense and rent expense. Equipment expense was $10.2 million for the first three months of 2002, a 4.9 percent increase over the $9.7 million recorded during the same period of 2001. Much of the increase was the result of higher hardware and software depreciation and maintenance costs. Other expenses increased $1.4 million or 4.6 percent from the first quarter of 2001 to the first quarter of 2002. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 (Statement 142), which we fully adopted on January 1, 2002, we discontinued the amortization of goodwill. During the first quarter of 2001, BancShares recognized goodwill amortization expense of $1.3 million. Concurrent with the adoption of Statement 142, we also reviewed the estimated useful lives of our other intangible assets, including goodwill accounted for under the provisions of Statement of Financial Accounting Standards No. 72 (FAS 72 goodwill). As a result of adjustments to shorten the estimated useful lives of FAS 72 goodwill, during the first quarter of 2002, we recorded amortization expense of $3.4 million, compared to $1.6 million during the same period of 2001.
     During the first quarter of 2002, we also designated $6.1 million in premises and equipment as held for sale. As a result of this reclassification, these assets were written down to their fair value less selling costs, which required that we record a $765,000 writedown.

INCOME TAXES
     Income tax expense amounted to $12.6 million during the three months ended March 31, 2002, compared to $14.1 million during the same period of 2001. The effective tax rates for these periods were 35.2 percent and 38.1 percent, respectively. The decrease in effective tax rate resulted from the adoption of Statement 142 at January 1, 2002, at which time we discontinued the amortization of goodwill. Since this amortization expense was non-deductible for income tax purposes, the benefit resulting from the change did not generate any additional income tax expense.

LIQUIDITY
     Management relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. In the event additional liquidity is needed, we maintain readily available sources to borrow funds through its correspondent network. Loan growth during the first quarter was funded by liquidity generated from maturity of investment securities.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
     BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At March 31, 2002 and 2001, our leverage capital ratios were 8.99 percent and 7.97 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, our Tier 1 capital ratios were 13.20 percent at March 31, 2002 and 10.43 percent at March 31, 2001. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratios were 14.53 percent at March 31, 2002 and
11.77 percent as of March 31, 2001. The minimum total capital ratio is 8 percent. BancShares and our subsidiary banks exceed the capital standards established by their respective regulatory agencies.

SEGMENT REPORTING
     BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and ASB. Although FCB and ASB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity has separate management groups. Additionally, the financial results and trends of ASB reflect the de novo nature of its growth. Atlantic States Bank. ASB's total assets increased from $742.4 million at March 31, 2001 to $880.8 million at March 31, 2002, an increase of $138.4 million or 18.6 percent. This growth resulted from loan growth and an expanding branch network. ASB's net interest income increased $2.5 million or 60.0 percent during the first quarter of 2002, when compared to the same period of 2001, the result of balance sheet growth. Provision for loan losses increased $623,000 due to higher level of nonperforming assets, higher historical net charge-offs and higher loan loss projections.
     ASB's noninterest income increased $231,000 or 23.4 percent during 2001, primarily the result of higher service charge income. Noninterest expense increased $1.0 million or 14.0 percent during 2001. Higher personnel, occupancy and equipment costs reflect the impact of the expanded branch network.
     ASB recorded a net loss of $876,000 during the first quarter of 2002 compared to a net loss of $1.6 million during the same period of 2001. This represents a $710,000 or 44.8 percent reduction in the net loss. Substantially all of ASB's growth has been on a de novo basis, and ASB continues its efforts to build a customer base in its highly-competitive markets. Once a sufficient level of volume is established, management anticipates ASB will become profitable.
     First Citizens Bank. FCB's total assets increased from $10.30 billion at March 31, 2001 to $10.62 billion at March 31, 2002, an increase of $317.8 million or 3.1 percent. This growth resulted from strong deposit growth during 2001, much of which was invested in the securities portfolio due to weak loan demand. FCB's net interest income increased $2.9 million or 3.3 percent during the first quarter of 2002, the result of growth in interest-earning assets. Provision for loan losses decreased $319,000 or 6.1 percent due to stabilizing levels of nonperforming assets and net charge-offs.
     FCB's noninterest income increased $6.6 million or 14.0 percent during the first quarter of 2002, primarily the result of higher service charge income. Noninterest expense increased $7.3 million or 7.6 percent during the first quarter of 2002, primarily due to higher personnel and equipment costs.
     FCB recorded net income of $26.0 million during the first quarter of 2002 compared to $23.9 million during the same period of 2001. This represents a $2.1 million or 8.7 percent increase in net income.

ACCOUNTING MATTERS
     Except for those provisions that became effective and were adopted by BancShares during 2001, we adopted the provisions of Statements of Financial Accounting Standards No. 142 on January 1, 2002. Further discussion related to the adoption of Statement 142 is found under the caption Noninterest Expense and in the notes to the consolidated financial statements. Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios, or results of operations.

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

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2002