Form 10-Q
period 2002-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2002-08-13
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  June 30, 2002

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

                          Yes    X           No  _____


             Class A Common Stock--$1 Par Value-- 8,813,454 shares Class B Common Stock--$1 Par Value-- 1,696,136 shares
        (Number of shares outstanding, by class, as of August 13, 2002)

 INDEX

PART I.   FINANCIAL INFORMATION                                          PAGES

Item 1.   Financial Statements (Unaudited)

          Consolidated  Balance Sheets at June 30, 2002,
          December 31, 2001,and June 30, 2001                               5


          Consolidated Statements of Income for the three-month
          and six-month periods ended June 30, 2002 and
          June 30, 2001                                                     6



          Consolidated  Statements  of Changes in  Shareholders'
          Equity for the six-month  periods ended June 30, 2002, and
          June 30, 2001                                                     7

          Consolidated Statements of Cash Flows for the six-month
          periods ended June 30, 2002, and June 30, 2001                    8


          Note to Consolidated Financial Statements                         9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           10-21

Item 3.   Market Risk Disclosure                                           20

PART II.           OTHER INFORMATION

Item 4.           Submission of Matters to a vote of Security Holders

                  On April 22, 2002 at the Annual Meeting of Shareholders of Registrant two matters were considered by the shareholders:

                  (a) Election of Directors - The shareholder vote regarding the election of the nominees for Board of Directors was:

                         NOMINEE                FOR                     WITHHELD
                     J. M. Alexander, Jr.    31,876,400                  157,630
                     C. H. Ames              31,878,700                  155,330
                     V. E. Bell, III         31,878,761                  155,269
                     G. H. Broadrick         31,856,423                  177,607
                     H. M. Craig, III        31,870,871                  163,159
                     B. M. Farnsworth        31,556,721                  477,309
                     L. M. Fetterman         31,561,982                  472,048
                     F. B. Holding           31,486,137                  547,893
                     F. B. Holding, Jr.      31,485,759                  548,271
                     L. R. Holding           31,486,218                  547,812
                     C. B. C. Holt           31,858,182                  175,848
                     J. B. Hyler, Jr.        31,485,947                  548,083
                     G. D. Johnson           31,364,742                  669,288
                     F. R. Jones             31,561,982                  472,048
                     L. S. Jones             31,878,449                  155,581
                     J. T. Maloney, Jr.      31,562,021                  472,009
                     J. C. Mayo, Jr.         31,559,701                  474,329
                     R. T. Newcomb           31,875,700                  158,330
                     L. T. Nunnelee, II      31,558,982                  475,048
                     T. O. Shaw              31,556,492                 477,538
                     R. C. Soles, Jr.        31,878,256                  155,774
                     D. L. Ward, Jr.         31,844,603                  189,427




                  (b) Appointment of Independent Public Accountants - The shareholder vote regarding the appointment of KPMG LLP as BancShares' independent public accountant for 2002 was:

                            FOR:  31,845,812 votes
                            AGAINST:  59,105 votes
                            ABSTAIN:  129,113 votes

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b) Reports on Form 8-K. During the quarter ended June 30, 2002, Registrant filed no Current Report on Form 8-K.



                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  August 13, 2002                            By:/s/Kenneth A. Black
                                                   Kenneth A. Black
                                                   Vice President, Treasurer,
                                                   and Chief Financial Officer


                                  CERTIFICATION

The undersigned hereby certifies that, to his or her knowledge, (i) the Form 10-Q filed by First Citizens BancShares, Inc. (the "Issuer") for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

August 13, 2002                      Lewis R. Holding
                                     Chairman and Chief Executive Officer


                                     Kenneth A. Black
                                     Vice President and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Second Quarter  2002


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries
                                                                     June 30*         December 31#              June 30*
(thousands, except share data)                                          2002                 2001                  2001
----------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                             $ 814,540            $ 758,987             $ 709,362
Overnight investments                                                 538,945              501,909               936,394
Investment securities held to maturity                              2,330,337            2,658,851             1,945,116
Investment securities available for sale                              134,442              132,445                41,969
Loans                                                               7,434,662            7,196,177             7,058,069
Less reserve for loan losses                                          110,472              107,087               105,025
-------------------------------------------------------------------------------------------------------------------------
     Net loans                                                      7,324,190            7,089,090             6,953,044
Premises and equipment                                                489,811              483,084               466,550
Income earned not collected                                            56,159               63,604                62,170
Other assets                                                          176,037              177,021               174,561
-------------------------------------------------------------------------------------------------------------------------
      Total assets                                               $ 11,864,461         $ 11,864,991          $ 11,289,166
-------------------------------------------------------------------------------------------------------------------------
Liabilities
Deposits:
  Noninterest-bearing                                             $ 1,705,131          $ 1,650,101           $ 1,504,682
  Interest-bearing                                                  8,360,049            8,311,504             7,975,426
-------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                10,065,180            9,961,605             9,480,108
Short-term borrowings                                                 506,982              611,390               677,154
Long-term obligations                                                 253,979              284,009               154,829
Other liabilities                                                     111,442              122,944               127,778
-------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                             10,937,583           10,979,948            10,439,869

Shareholders' Equity
Common stock:
   Class A - $1 par value (8,797,154; 8,797,154;
     and 8,813,454 shares issued, respectively)                         8,797                8,797                 8,813
   Class B - $1 par value (1,683,237; 1,686,302;
     and 1,696,502 shares issued, respectively)                         1,683                1,686                 1,697
Surplus                                                               143,766              143,766               143,766
Retained earnings                                                     763,928              723,122               688,624
Accumulated other comprehensive income                                  8,704                7,672                 6,397
-------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                       926,878              885,043               849,297
-------------------------------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity                      $ 11,864,461         $ 11,864,991          $ 11,289,166
-------------------------------------------------------------------------------------------------------------------------

#  Unaudited
*  Derived from the 2001 Annual report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc and Subsidiaries
Second Quarter 2002

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries
                                                                      Three Months Ended June 30          Six Months Ended June 30
(thousands, except per share data; unaudited)                             2002              2001             2002             2001
Interest income
Loans                                                                $ 122,987         $ 145,104        $ 247,214        $ 296,126
Investment securities:
U. S. Government                                                        26,058            29,023           55,696           57,421
State, county and municipal                                                 60                65              122              136
Dividends                                                                  430               121              865              633
-----------------------------------------------------------------------------------------------------------------------------------
  Total investment securities interest and dividend income              26,548            29,209           56,683           58,190
Overnight investments                                                    2,236             8,347            4,022           17,370
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest income                                                151,771           182,660          307,919          371,686
Interest expense
Deposits                                                                48,548            82,402          100,609          167,898
Short-term borrowings                                                    1,112             5,895            2,481           13,671
Long-term obligations                                                    5,382             3,175           11,089            6,346
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                55,042            91,472          114,179          187,915
-----------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                                   96,729            91,188          193,740          183,771
Provision for loan losses                                                7,822             5,394           13,802           11,070
-----------------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                   88,907            85,794          179,938          172,701
Noninterest income
Service charges on deposit accounts                                     18,961            17,413           37,409           33,344
Cardholder and merchant services income                                 12,793            10,443           23,435           20,683
Trust income                                                             3,915             3,847            7,909            7,740
Fees from processing services                                            4,720             4,373            9,404            8,301
Commission income                                                        5,992             4,889           11,325            9,842
ATM income                                                               2,035             2,987            4,530            4,785
Mortgage income                                                          2,590             4,598            5,852            5,876
Other service charges and fees                                           3,712             3,295            7,744            6,815
Securities gains (losses)                                                 (396)            1,587              (86)           7,038
Other                                                                      937             1,209            1,967            3,028
-----------------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                              55,259            54,641          109,489          107,452
Noninterest expense
Salaries and wages                                                      44,823            44,341           91,758           88,175
Employee benefits                                                        9,958             9,076           20,543           18,016
Occupancy expense                                                        9,020             8,651           18,019           17,661
Equipment expense                                                       10,675            10,338           20,833           20,024
Other                                                                   33,816            33,516           66,576           64,846
-----------------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                            108,292           105,922          217,729          208,722
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                              35,874            34,513           71,698           71,431
Income taxes                                                            12,744            12,509           25,370           26,568
-----------------------------------------------------------------------------------------------------------------------------------
   Net income                                                         $ 23,130          $ 22,004         $ 46,328         $ 44,863
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss) net of taxes
Unrealized securities gains (losses) arising during period               $ (13)          $ 1,124          $ 1,193          $ 1,530
Less: reclassified adjustment for gains (losses) included in net income   (125)            1,012              161            1,425
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                 112               112            1,032              105
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
   Comprehensive income                                               $ 23,242          $ 22,116         $ 47,360         $ 44,968
-----------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding                                          10,480,527        10,511,028       10,481,091       10,516,109
Net income per share                                                    $ 2.21            $ 2.09           $ 4.42           $ 4.27
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2002

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries
                                                                                                 Accumulated
                                                 Class A    Class B                                    Other
                                                  Common     Common               Retained     Comprehensive           Total
(thousands, except share data, unaudited)          Stock      Stock     Surplus    Earnings           Income          Equity
-----------------------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2000                   $ 8,813    $ 1,709   $ 143,766   $ 650,148          $ 6,292       $ 810,728
Net income                                                                           44,863                           44,863
Cash dividends                                                                       (5,258)                          (5,258)
Redemption of 12,880 shares of Class B
     common stock                                               (12)                 (1,129)                          (1,141)
Other comprehensive income, net of taxes                                                                 105             105
============================================================================================================================
 Balance at June 30, 2001                        $ 8,813    $ 1,697   $ 143,766   $ 688,624          $ 6,397       $ 849,297
============================================================================================================================

Balance at December 31, 2001                     $ 8,797    $ 1,686   $ 143,766   $ 723,122          $ 7,672       $ 885,043
Net income                                                                           46,328                           46,328
Cash dividends                                                                       (5,240)                          (5,240)
Redemption of 3,065 shares of Class B
    common stock                                                 (3)                   (282)                            (285)
Other comprehensive income, net of taxes                                                               1,032           1,032
============================================================================================================================
 Balance at June 30, 2002                        $ 8,797    $ 1,683   $ 143,766   $ 763,928          $ 8,704       $ 926,878
============================================================================================================================
See accompanying Notes to Consolidated Financial Statements


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2002

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries
                                                                                                       Six months ended June 30
                                                                                                          2002             2001
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (thousands, unaudited)
OPERATING ACTIVITIES
Net income                                                                                            $ 46,328         $ 44,863
Adjustments to reconcile net income to cash
   provided  by operating activities:
  Amortization of intangibles                                                                            6,650            5,768
  Provision for loan losses                                                                             13,802           11,070
  Deferred tax expense                                                                                   3,540            2,172
  Change in current taxes payable                                                                        1,007            5,018
  Depreciation                                                                                          18,450           16,285
  Change in accrued interest payable                                                                   (16,670)          (3,678)
  Change in income earned not collected                                                                  7,445              410
  Securities gains                                                                                          86           (7,038)
  Origination of loans held for sale                                                                   (14,611)        (257,492)
  Proceeds from sale of loans held for sale                                                             11,716          417,789
  Gain on loans held for sale                                                                             (301)          (1,858)
  Net amortization (accretion) of premiums and discounts                                               (11,563)           2,126
  Net change in other assets                                                                            (3,947)         (10,060)
  Net change in other liabilities                                                                        4,161            4,121
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                               66,093          229,496
--------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net change in loans outstanding                                                                     (245,706)        (115,516)
  Purchases of investment securities held to maturity                                                 (851,933)        (945,543)
  Purchases of investment securities available for sale                                                 (1,113)          (2,400)
  Proceeds from maturities of investment securities held to maturity                                 1,192,010          776,467
  Proceeds from maturities of investment securities available for sale                                     911            6,924
  Net change in overnight investments                                                                  (37,036)        (505,012)
  Dispositions of premises and equipment                                                                 6,148            3,379
  Additions to premises and equipment                                                                  (37,433)         (41,483)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                                        25,848         (823,184)
--------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net change in time deposits                                                                         (319,311)         275,610
  Net change in demand and other interest-bearing deposits                                             422,886          232,630
  Net change in short-term borrowings                                                                 (104,438)          44,757
  Origination of long-term obligations                                                                       -              522
  Repayment of long-term obligations                                                                   (30,000)               -
  Repurchases of common stock                                                                             (285)          (1,141)
  Cash dividends paid                                                                                   (5,240)          (5,258)
--------------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                                                       (36,388)         547,120
--------------------------------------------------------------------------------------------------------------------------------
Change in cash and due from banks                                                                       55,553          (46,568)
Cash and due from banks at beginning of period                                                         758,987          755,930
================================================================================================================================
 Cash and due from banks at end of period                                                             $814,540         $709,362
================================================================================================================================
CASH PAYMENTS FOR:
  Interest                                                                                            $ 71,712         $191,593
  Income taxes                                                                                          27,901           25,419
--------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains                                                                              1,881              901
Reclassification of premises and equipment to other real estate                                          6,108                -
Reclassification of loans to held for sale                                                                   -          177,817
--------------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.



First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2002

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


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

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2002

Note B
New Accounting Standards
     On January 1, 2002, BancShares fully adopted the provisions of Statement of Financial Accounting Standards No. 142 (Statement 142), which provides guidance for the accounting for goodwill and intangible assets. Statement 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with existing accounting guidance. Certain provisions of Statement 142 were effective on July 1, 2001, and the statement was fully adopted by BancShares on January 1, 2002. In connection with Statement 142's transitional goodwill impairment evaluation, we have completed an assessment to determine whether there is an indication that goodwill is impaired as of the date of adoption. Based on the initial assessment, there was no evidence of impairment, and there was no adjustment to the carrying value of goodwill. In the future, BancShares will annually review goodwill for impairment under the provisions of Statement 142.
     In accordance with the provisions of Statement 142, BancShares discontinued the amortization of goodwill effective January 1, 2002. Set forth below is a summary of goodwill activity during the six-month periods ended June 30, 2002 and 2001, all of which relates to a single reporting unit, FCB:

                                                                   2002           2001
                                                              ------------------------------

Balance, January 1                                                  $ 41,240       $ 46,340
Amortization                                                            -             2,550
                                                              ==============================
Balance, June 30                                                    $ 41,240       $ 43,790
                                                              ==============================

The following information relates to other intangible assets, all of which are being amortized:

                                                      June 30,       December 31,         June 30,
                                                        2002             2001               2001
                                                     ----------------------------------------------
Amortized intangible assets                        $ 63,678            $ 70,328          $ 73,529

     During the three-month periods ended June 30, 2002 and 2001, BancShares recorded amortization expense of $3,215 and $1,628 related to these intangible assets. During the six-month periods ended June 30, 2002 and 2001, BancShares recorded amortization expense of $6,650 and $3,218 related to these intangible assets. Based on current estimated useful lives and current carrying values, BancShares anticipates amortization expense for intangible assets in subsequent periods to be:

Projected amortization expense:
      Year ended December 31, 2002                                           $ 13,080
      Year ended December 31, 2003                                             12,195
      Year ended December 31, 2004                                             10,859
      Year ended December 31, 2005                                              9,490
      Year ended December 31, 2006                                              8,283

     The following table describes the impact of the adoption of Statement 142 on net income and net income per share:

                                                                       Three months ended June 30        Six months ended June 30
                                                                         2002               2001             2002           2001
                                                                  ----------------------------------------------------------------
      Addition of goodwill amortization                                    -                1,275             -             2,550
                                                                  ================================================================
Adjusted net income                                                      $ 23,130          $ 23,279       $ 46,328       $ 47,413
                                                                  ================================================================

Net income per share                                                       $ 2.21            $ 2.09         $ 4.42         $ 4.27
      Addition of goodwill amortization                                       -                0.12            -             0.24
                                                                  ================================================================
Adjusted net income per share                                              $ 2.21            $ 2.21         $ 4.42         $ 4.51
                                                                  ================================================================

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2002

Note C
Operating Segments
     BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and ASB. Although FCB and ASB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity has a separate management group. Additionally, the financial results and trends of ASB reflect the de novo nature of its growth.
     FCB is a mature banking institution that operates from a single charter from its branch network in North Carolina, Virginia and West Virginia. ASB began operations in 1997 and currently operates branches in Georgia and Florida under a federal thrift charter. ASB has announced plans to expand its branch network into the Austin, Texas and Scottsdale, Arizona markets before the end of 2002. ASB's significance to BancShares' consolidated financial results continues to grow.
     Accordingly, management has determined that FCB and ASB are reportable business segments. In the aggregate, FCB and its consolidated subsidiaries, which are integral to its branch operation, and ASB account for more than 90 percent of consolidated assets, revenues and net income. Other includes activities of the parent company, two subsidiaries that are the issuing trusts for outstanding preferred securities, Neuse, Incorporated, a subsidiary that owns real property used in the banking operation and American Guaranty Insurance Corporation, a property insurance company.
     The adjustments in the accompanying tables represent the elimination of the impact of certain inter-company transactions. The adjustments to interest income and interest expense neutralize the earnings and cost of inter-company borrowings. The adjustments to noninterest income and noninterest expense reflect the elimination of management fees and other services fees paid by one company to another within BancShares' consolidated group.

                                                                              June 30, 2002
                                               ASB            FCB           Other          Total     Adjustments   Consolidated
 Interest income                          $ 26,995      $ 277,480        $ 15,780      $ 320,255       $ (12,336)     $ 307,919
 Interest expense                           12,424         91,227          22,864        126,515         (12,336)       114,179
                                   ---------------------------------------------------------------------------------------------
                                   ---------------------------------------------------------------------------------------------
 Net interest income                        14,571        186,253          (7,084)       193,740               -        193,740
 Provision for loan losses                   2,282         11,520               -         13,802               -         13,802
                                   ---------------------------------------------------------------------------------------------
                                   ---------------------------------------------------------------------------------------------
 Net interest income after                  12,289        174,733          (7,084)       179,938               -        179,938
   provision for loan losses
 Noninterest income                          2,372        109,523             213        112,108          (2,619)       109,489
 Noninterest expense                        17,231        202,858             259        220,348          (2,619)       217,729
                                   ---------------------------------------------------------------------------------------------
                                   ---------------------------------------------------------------------------------------------
 Income (loss) before income taxes          (2,570)        81,398          (7,130)        71,698               -         71,698
 Income taxes                                 (888)        28,814          (2,556)        25,370               -         25,370
                                   ---------------------------------------------------------------------------------------------
                                   =============================================================================================
 Net income (loss)                        $ (1,682)      $ 52,584        $ (4,574)      $ 46,328             $ -       $ 46,328
                                   =============================================================================================
                                   =============================================================================================
 Period-end assets                     $ 1,009,382   $ 10,732,897     $ 1,707,627   $ 13,449,906    $ (1,585,445)  $ 11,864,461



                                                                            June 30, 2002
                                               ASB            FCB           Other          Total     Adjustments   Consolidated
 Interest income                          $ 25,593      $ 343,183        $ 16,515      $ 385,291       $ (13,605)     $ 371,686
 Interest expense                           17,377        163,378          20,765        201,520         (13,605)       187,915
                                   ---------------------------------------------------------------------------------------------
                                   ---------------------------------------------------------------------------------------------
 Net interest income                         8,216        179,805          (4,250)       183,771               -        183,771
 Provision for loan losses                   1,377          9,693               -         11,070               -         11,070
                                   ---------------------------------------------------------------------------------------------
                                   ---------------------------------------------------------------------------------------------
 Net interest income after                   6,839        170,112          (4,250)       172,701               -        172,701
   provision for loan losses
 Noninterest income                          1,847        100,911           7,347        110,105          (2,653)       107,452
 Noninterest expense                        14,770        193,523           3,082        211,375          (2,653)       208,722
                                   ---------------------------------------------------------------------------------------------
                                   ---------------------------------------------------------------------------------------------
 Income (loss) before income taxes          (6,084)        77,500              15         71,431               -         71,431
 Income taxes                               (2,158)        27,743             983         26,568               -         26,568
                                   ---------------------------------------------------------------------------------------------
                                   =============================================================================================
 Net income (loss)                        $ (3,926)      $ 49,757          $ (968)      $ 44,863             $ -       $ 44,863
                                   =============================================================================================
                                   =============================================================================================
 Period-end assets                       $ 747,954   $ 10,370,500     $ 1,534,119   $ 12,652,573    $ (1,363,407)  $ 11,289,166


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2002

 Financial Summary
                                                                                                                            Table 1
                                                      2002                               2001                      Six Months Ended
 (thousands, except per share data       Second         First        Fourth         Third        Second               June 30
  and ratios)                           Quarter       Quarter       Quarter       Quarter       Quarter         2002           2001
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Summary of Operations
Interest income                       $ 151,771     $ 156,148     $ 167,032     $ 176,709      $ 182,660    $ 307,919     $ 371,686
Interest expense                         55,042        59,137        74,113        84,482         91,472      114,179       187,915
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                      96,729        97,011        92,919        92,227         91,188      193,740       183,771
Provision for loan losses                 7,822         5,980         7,444         5,620          5,394       13,802        11,070
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for loan losses                      88,907        91,031        85,475        86,607         85,794      179,938       172,701
Noninterest income                       55,259        54,230        55,014        53,089         54,641      109,489       107,452
Noninterest expense                     108,292       109,437       106,912       106,963        105,922      217,729       208,722
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes               35,874        35,824        33,577        32,733         34,513       71,698        71,431
Income taxes                             12,744        12,626        12,260        11,977         12,509       25,370        26,568
===================================================================================================================================
Net income                             $ 23,130      $ 23,198      $ 21,317      $ 20,756       $ 22,004     $ 46,328      $ 44,863
===================================================================================================================================
Net interest income-taxable equivalent   97,074      $ 97,382      $ 93,389      $ 92,698       $ 91,678    $ 194,456     $ 184,770
-----------------------------------------------------------------------------------------------------------------------------------
Selected Quarterly Averages
Total assets                         11,756,150  $ 11,664,376  $ 11,674,273  $ 11,333,123   $ 11,128,229  $ 11,710,516 $ 10,957,311
Investment securities                 2,641,898     2,704,077     2,684,315     2,195,064      2,042,987    2,672,816     1,949,215
Loans                                 7,312,384     7,207,757     7,128,818     7,054,247      7,139,623    7,260,359     7,120,536
Interest-earning assets              10,491,811    10,353,509    10,446,364    10,126,568      9,952,752   10,423,042     9,785,554
Deposits                              9,934,615     9,776,690     9,742,153     9,496,699      9,337,298    9,856,089     9,187,715
Interest-bearing liabilities          9,075,549     9,073,637     9,142,487     8,851,916      8,721,873    9,074,598     8,597,297
Long-term obligations                   262,224       283,993       274,445       161,587        154,831      253,979       154,736
Shareholders' equity                  $ 916,387     $ 894,689     $ 874,801     $ 857,417      $ 838,806    $ 905,432     $ 828,892
Shares outstanding                   10,480,527    10,481,661    10,488,894    10,508,330     10,511,028   10,481,091    10,516,109
-----------------------------------------------------------------------------------------------------------------------------------
Selected Quarter-End Balances
Total assets                        $ 11,864,461  $ 11,746,352  $ 11,864,991  $ 11,522,525   $ 11,289,166  $ 11,864,461 $ 11,289,166
Investment securities                 2,464,779     2,576,383     2,791,296     2,482,123      1,987,085    2,464,779     1,987,085
Loans                                 7,434,662     7,248,088     7,196,177     7,109,584      7,058,070    7,434,662     7,058,070
Interest-earning assets              10,438,386    10,422,451    10,489,382    10,217,283      9,981,549   10,438,386     9,981,549
Deposits                             10,065,180     9,872,979     9,961,605     9,645,226      9,480,108   10,065,180     9,480,108
Interest-bearing liabilities          9,121,010     9,099,535     9,206,903     9,007,989      8,807,409    9,121,010     8,807,409
Long-term obligations                   253,979       283,988       284,009       184,018        154,829      253,979       154,829
Shareholders' equity                  $ 926,878     $ 906,281     $ 885,043     $ 865,963      $ 849,297    $ 926,878     $ 849,297
Shares outstanding                   10,480,391    10,480,624    10,483,456    10,490,703     10,509,956   10,480,391    10,509,956
-----------------------------------------------------------------------------------------------------------------------------------
Profitability Ratios (averages)
Rate of return (annualized) on:
   Total assets                            0.79 %        0.81 %        0.72 %        0.74 %         0.79         0.80          0.83
   Shareholders' equity                   10.12         10.52          9.67          9.82          10.52        10.32         10.91
Dividend payout ratio                     11.31         11.31         12.32         12.63          11.96        11.31         11.71
-----------------------------------------------------------------------------------------------------------------------------------
Liquidity and Capital Ratios (averages)
Loans to deposits                         73.61  %      73.72  %      73.17 %       74.28  %       76.46        73.66         77.50
Shareholders' equity to total assets       7.79          7.67          7.49          7.57           7.54         7.73          7.56
Time certificates of $100,000 or more to total
   deposits                               10.90         11.54         11.97         11.92          11.37        11.23         10.96
-----------------------------------------------------------------------------------------------------------------------------------
Per Share of Stock
Net income                               $ 2.21        $ 2.21        $ 2.03        $ 1.98         $ 2.09       $ 4.42        $ 4.27
Cash dividends                             0.25          0.25          0.25          0.25           0.25         0.50          0.50
Book value at period end                  88.44         86.47         84.42         82.55          80.81        88.44         80.81
Tangible book value at period end         78.43         76.15         73.78         71.64          69.65        78.43         69.65
-----------------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2002

 Outstanding Loans by Type                                                                                       Table 2
                                                          2002                                     2001
                                                 Second           First           Fourth           Third          Second
(thousands)                                      Quarter         Quarter          Quarter         Quarter        Quarter
------------------------------------------------------------------------------------------------------------------------
Real estate:
   Construction and land development             $ 297,953       $ 293,185      $ 283,968       $ 274,972      $ 257,407
  Mortgage:
    1-4 family residential                       1,224,761       1,246,245      1,338,975       1,354,476      1,401,051
    Commercial                                   2,317,610       2,284,309      2,231,498       2,135,201      2,055,482
    Equity Line                                  1,175,693       1,080,896      1,024,181         970,295        913,759
    Other                                          171,178         171,459        163,914         181,038        189,161
-------------------------------------------------------------------------------------------------------------------------
Total real estate                                5,187,195       5,076,094      5,042,536       4,915,982      4,816,860
Commercial and industrial                          956,365         938,349        918,929         931,850        948,098
Consumer                                         1,130,900       1,077,412      1,074,202       1,096,775      1,132,118
Lease financing                                    141,351         137,383        139,966         142,305        136,806
Other                                               18,851          18,850         20,544          22,672         24,187
-------------------------------------------------------------------------------------------------------------------------
    Total loans                                  7,434,662       7,248,088      7,196,177       7,109,584      7,058,069
Less reserve for loan losses                       110,472         108,692        107,087         105,775        105,025
-------------------------------------------------------------------------------------------------------------------------
     Net loans                                  $7,324,190      $7,139,396     $7,089,090      $7,003,809     $6,953,044
-------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2002

Investment Securities
                                                                                                                           Table 3
                                                      June 30, 2002                                         June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                Average    Taxable                               Average    Taxable
                                             Book        Fair  Maturity Equivalent           Book         Fair  Maturity Equivalent
(thousands)                                 Value       Value(Yrs./Mos.)     Yield          Value        Value(Yrs./Mos.)     Yield
------------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  U. S. Government:
     Within one year                 $ 2,067,594 $ 2,079,456    0/5          3.82 %   $ 1,637,765 $ 1,652,099    0/7          5.83 %
     One to five years                   230,661     233,856    2/2          3.87         296,807    299,382     1/2          4.63
     Five to ten years                       115         123    7/6          8.00             188        197    8/11          8.03
     Over ten years                       28,924      29,380   16/0          7.41           6,621      6,749    25/6          7.41
-----------------------------------------------------------------------------------------------------------------------------------
     Total                             2,327,294   2,342,815    0/9          3.85       1,941,381  1,958,427     0/9          5.65
State, county and municipal:
     Within one year                         741         749    0/3          7.18             514        520    0/10          6.33
     One to five years                       485         501    3/0          5.55           1,243      1,277     2/4          6.53
     Five to ten years                       143         153   7/10          5.88             142        149    7/10          5.88
     Over ten years                        1,414       1,535   15/6          5.69           1,541      1,653    16/5          5.74
-----------------------------------------------------------------------------------------------------------------------------------
     Total                                 2,783       2,938   8/10          6.07           3,440      3,599    10/9          6.02
 Other:
     Within one year                          10          10    0/7          6.90              35         35     0/7          6.02
     One to five years                       -           -       -            -                10         10     1/7          6.50
     Five to ten years                       250         250  256/1          7.75             250        250    27/1          7.75
-----------------------------------------------------------------------------------------------------------------------------------
     Total                                   260         260   5/10          7.54             295        295     4/9          7.13
-----------------------------------------------------------------------------------------------------------------------------------
Total securities held to maturity      2,330,337   2,346,013    0/8          4.27 %     1,945,116  1,962,321    0/10          5.65 %
Securities available for sale            119,913     134,442     -            -            31,399     41,969      -            -
-----------------------------------------------------------------------------------------------------------------------------------
Total investment securities          $ 2,450,250 $ 2,480,455     -            -       $ 1,976,515 $2,004,290      -            -
------------------------------------------------------------------------------------------------------------------------------------



First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2002

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Second Quarter
                                                                                                                  Table 4
                                                     2002                          2001             Increase (decrease) due to:
                                                 Interest                      Interest
                                        Average    Income Yield       Average    Income  Yield                  Yield
(thousands)                             Balance   Expense /Rate       Balance   Expense  /Rate      Volume      /Rate     Total
-------------------------------------------------------------------------------------------------------------------------------
Assets
Total loans                         $ 7,312,384  $123,304   6.76 % $7,139,623  $145,555   8.18 %     $3,274  $(25,525) $(22,251)
Investment securities:
U. S. Government                      2,580,223    26,058   4.05    1,993,191    29,023   5.84        7,239   (10,204)   (2,965)
State, county and municipal               4,322        88   8.17        4,797       104   8.70          (10)       (6)      (16)
Other                                    57,353       430   3.01       44,999       121   1.08           63       246       309
--------------------------------------------------------------------------------------------------------------------------------
Total investment securities           2,641,898    26,576   4.03    2,042,987    29,248   5.74        7,292    (9,964)   (2,672)
Overnight investments                   537,529     2,236   1.67      770,142     8,347   4.35       (1,744)   (4,367)   (6,111)
--------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets       $10,491,811  $152,116   5.81 % $9,952,752  $183,150   7.38 %     $8,822  $(39,856) $(31,034)
--------------------------------------------------------------------------------------------------------------------------------
Liabilities
Deposits:
Checking With Interest              $ 1,254,177     $ 868   0.28 % $1,144,359    $1,698   0.60 %       $124    $ (954)   $ (830)
Savings                                 647,382       861   0.53      613,522     1,833   1.20           77    (1,049)     (972)
Money market accounts                 2,239,620     9,443   1.69    1,679,226    14,648   3.50        3,631    (8,836)   (5,205)
Time deposits                         4,149,715    37,376   3.61    4,465,685    64,223   5.77       (3,672)  (23,175)  (26,847)
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits       8,290,894    48,548   2.35    7,902,792    82,402   4.18          160   (34,014)  (33,854)
Federal funds purchased                  41,410       165   1.60       71,300       751   4.22         (217)     (369)     (586)
Repurchase agreements                   194,625       257   0.53      216,603     1,587   2.94          (95)   (1,235)   (1,330)
Master notes                            275,833       649   0.94      325,182     2,936   3.62         (280)   (2,007)   (2,287)
Other short-term borrowings              10,563        41   1.56       51,165       621   4.87         (325)     (255)     (580)
Long-term obligations                   262,224     5,382   8.23      154,831     3,175   8.23        2,205         2     2,207
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities  $ 9,075,549  $ 55,042   2.43   $8,721,873  $ 91,472   4.21 %     $1,448  $(37,878) $(36,430)
--------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                        3.38 %                        3.17 %
--------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                       $ 97,074   3.71 %             $ 91,678   3.69 %     $7,374  $ (1,978)   $5,396
--------------------------------------------------------------------------------------------------------------------------------

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.9% for each period. The taxable-eqivalent adjustment was $345 and $490 for 2002 and 2001, respectively.


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2002

 Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Six Months                                                Table 5
                                                      2002                          2001                Increase (decrease) due to:
------------------------------------------------------------------------------------------------------------------------------------
                                                    Interest                      Interest
                                           Average   Income/   Yield/     Average   Income/  Yield/                 Yield/    Total
(thousands)                                Balance   Expense    Rate      Balance   Expense   Rate       Volume      Rate    Change
------------------------------------------------------------------------------------------------------------------------------------
Assets
Total loans                             $7,260,359  $247,872    6.86  % $7,120,536  $297,045   8.41 %    $5,641  ($54,814) ($49,173)
Investment securities:
U. S. Government                         2,612,217    55,696    4.30     1,902,701    57,421   6.09      18,296   (20,021)   (1,725)
State, county and municipal                  4,442       180    8.17         5,002       216   8.71         (23)      (13)      (36)
Other                                       56,157       865    3.11        41,512       633   3.07         223         9       232
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities              2,672,816    56,741    4.28     1,949,215    58,270   6.03      18,496   (20,025)   (1,529)
Overnight investments                      489,867     4,022    1.66       715,803    17,370   4.89      (3,681)   (9,667)  (13,348)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets          $10,423,042  $308,635    5.96 %  $9,785,554  $372,685   7.68 %   $20,456  ($84,506) ($64,050)
------------------------------------------------------------------------------------------------------------------------------------
Liabilities
Deposits:
Checking With Interest                  $1,239,600    $1,815    0.30 %  $1,120,574    $3,618   0.65 %      $263   ($2,066)  ($1,803)
Savings                                    635,704     1,720    0.55       607,766     3,818   1.27         124    (2,222)   (2,098)
Money market accounts                    2,168,590    17,909    1.67     1,661,582    31,606   3.84       6,919   (20,616)  (13,697)
Time deposits                            4,205,520    79,165    3.80     4,397,923   128,856   5.91      (4,657)  (45,034)  (49,691)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits          8,249,414   100,609    2.46     7,787,845   167,898   4.35       2,649   (69,938)  (67,289)
Federal funds purchased                     42,480       334    1.59        72,718     1,754   4.86        (485)     (935)   (1,420)
Repurchase agreements                      197,695       527    0.54       203,154     3,584   3.56         (55)   (3,002)   (3,057)
Master notes                               284,253     1,329    0.94       325,316     6,897   4.28        (526)   (5,042)   (5,568)
Other short-term borrowings                 27,708       291    2.12        53,528     1,436   5.41        (482)     (663)   (1,145)
Long-term obligations                      273,048    11,089    8.19       154,736     6,346   8.27       4,828       (85)    4,743
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities      $9,074,598  $114,179    2.54 %  $8,597,297  $187,915   4.41 %    $5,929  ($79,665) ($73,736)
------------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                            3.42 %                         3.27 %
------------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                          $194,456    3.76 %              $184,770   3.81 %   $14,527   ($4,841)   $9,686
------------------------------------------------------------------------------------------------------------------------------------

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.9% for each period. The taxable-eqivalent adjustment was $716 and $999 for 2002 and 2001, respectively.



First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2002

Summary of Loan Loss Experience and Risk Elements
                                                                                                          Table 6

                                                  2002                                2001                         Six Months Ended
                                          Second         First         Fourth        Third        Second               June 30
(thousands, except ratios)               Quarter       Quarter        Quarter       Quarter       Quarter        2002          2001
------------------------------------------------------------------------------------------------------------------------------------
Reserve balance at beginning of period  $108,692      $107,087       $105,775      $105,025      $103,825     $107,087     $102,655
Adjustment for sale of loans                -             -              -              -             (777)        -           (777)
Provision for loan losses                  7,822         5,980          7,444         5,620         5,394       13,802       11,070
Net charge-offs:
Charge-offs                               (7,262)       (5,393)        (7,171)       (5,462)       (4,386)     (12,655)      (9,659)
Recoveries                                 1,220         1,018          1,039           592           969        2,238        1,736
------------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                           (6,042)       (4,375)        (6,132)       (4,870)       (3,417)     (10,417)      (7,923)
====================================================================================================================================
 Reserve balance at end of period       $110,472      $108,692       $107,087      $105,775      $105,025     $110,472     $105,025
====================================================================================================================================
Historical Statistics
 Average loans                        $7,312,384    $7,207,757     $7,128,818    $7,054,247    $7,139,623   $7,260,359   $7,120,536
Loans at period-end                    7,434,662     7,248,088      7,196,177     7,109,584     7,058,069    7,434,662    7,058,069
------------------------------------------------------------------------------------------------------------------------------------
 Nonaccrual loans                       $ 17,397      $ 17,735       $ 13,983      $ 13,349      $ 12,658     $ 17,397     $ 12,658
Other real estate                         10,563        12,461          6,263         4,242         2,798       10,563        2,798
------------------------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets             $ 27,960      $ 30,196       $ 20,246      $ 17,591      $ 15,456     $ 27,960     $ 15,456
------------------------------------------------------------------------------------------------------------------------------------
 Accruing loans 90 days or more past due $ 9,945      $ 11,012       $ 12,981      $ 14,993      $ 10,371      $ 9,945     $ 10,371
------------------------------------------------------------------------------------------------------------------------------------
Ratios
Net charge-offs (annualized) to average
      total loans                           0.33  %       0.25  %        0.34  %       0.27  %       0.19  %      0.29         0.22
Reserve for loan losses to total loans
      at period-end                         1.49          1.50           1.49          1.49          1.49         1.49         1.49
Nonperforming assets to total loans
    plus otherreal estate at period-end     0.38          0.42           0.28          0.25          0.22         0.38         0.22
------------------------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2002

                                  INTRODUCTION
     Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns our two banking subsidiaries. First-Citizens Bank & Trust Company ("FCB") operates branches in North Carolina, West Virginia, and Virginia. Atlantic States Bank ("ASB") operates offices in Georgia and Florida and has recently announced plans to expand into the Austin, Texas and Scottsdale, Arizona markets. ASB's expansion into these new markets will be accomplished through its new division IronStone Bank.

SUMMARY
     BancShares realized an increase in earnings during the second quarter of 2002 compared to the second quarter of 2001. Consolidated net income during the second quarter of 2002 was $23.1 million, compared to $22.0 million earned during the corresponding period of 2001. The $1.1 million or 5.1 percent increase during 2002 results from growth in net interest income and noninterest income, partially offset by the impact of higher noninterest expense and provision for loan losses. Net income per share during the second quarter of 2002 totaled $2.21, compared to $2.09 during the second quarter of 2001. Return on average assets was 0.79 percent for the second quarter of 2002, unchanged from the same period in 2001. Return on average equity for the second quarter of 2002 was 10.12 percent compared to 10.52 percent during the second quarter of 2001.
     For the first six months of 2002, we recorded net income of $46.3 million, compared to $44.9 million earned during the first six months of 2001. The $1.5 million or 3.3 percent increase was the result of higher net interest income and noninterest income, the benefit of which more than offset the impact of higher noninterest expense and provision for loan losses. Net income per share for the first six months of 2002 was $4.42, compared to $4.27 during the same period of 2001. We returned 0.80 percent on average assets during the first six months of 2002 compared to 0.83 percent during the corresponding period of 2001. Return on average equity for the first six months of 2002 was 10.32 percent compared to
10.91 percent during the same period of 2001.
     Various profitability,  liquidity and capital ratios are presented in Table
1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the second quarter and Table 5 for the first six months of 2002 and 2001.

INTEREST-EARNING ASSETS
     Interest-earning assets for the second quarter of 2002 averaged $10.49 billion, an increase of $539.1 million or 5.4 percent from the second quarter of 2001. For the six months ended June 30, 2002, earning assets averaged $10.42 billion, an increase of $637.5 million or 6.5 percent over the same period of 2001. Increases during the second quarter and the first six months of 2002 resulted primarily from growth in investment securities.
     Loans. At June 30, 2002 and 2001, gross loans totaled $7.43 billion and $7.06 billion, respectively. As of December 31, 2001, gross loans were $7.20 billion. The $376.6 million growth in loans from June 30, 2001 to June 30, 2002 results from growth within real estate lending. As of June 30, 2002, we had $3.2 million in residential mortgage loans classified as held for sale. All loans held for sale are carried at the lower of cost or fair value. Table 2 details outstanding loans by type for the past five quarters.
     During the second quarter of 2002, loans averaged $7.31 billion, an increase of $172.8 million or 2.4 percent from the comparable period of 2001. Growth among EquityLine customers has remained strong, while demand among commercial customers was more modest. Demand for other products was sluggish.
     For the year-to-date, gross loans have averaged $7.26 billion for 2002 compared to $7.12 billion for the same period of 2001. This $139.8 million or
2.0 percent increase reflects the growth in commercial real estate loans and retail home equity loans. BancShares has experienced weak loan demand among other loan categories throughout its market areas during the past year.
     Management anticipates continued growth among EquityLine loans and more modest growth among commercial-purpose loans during the remainder of 2002. We project consumer loans will be essentially unchanged due to weak demand for automobile loans. Growth projections are largely dependent on economic conditions, as the sluggish economy has caused many commercial customers to delay business expansion and concerns about unemployment have caused many retail customers to defer purchases of large-ticket items that would normally require purchase money financing.
     Investment securities. At June 30, 2002 and 2001, investment securities held to maturity totaled $2.33 billion and $1.95 billion, respectively. At December 31, 2001, the held-to-maturity portfolio was $2.66 billion. The $328.5 million or 12.4 percent decrease in the portfolio of investment securities held to maturity since December 31, 2001 resulted from the growth in loans outpacing the growth in deposits. All securities that are classified as held-to-maturity reflect our ability and positive intent to hold those investments until their scheduled maturity.
     Investment securities available for sale totaled $134.4 million at June 30, 2002, compared to $132.4 million at December 31, 2001 and $42.0 million at June 30, 2001. Growth in available-for-sale securities results from purchases with the liquidity generated during the fourth quarter of 2001 from the issuance of $100 million in trust-preferred securities. Investment securities available for sale are reported at their aggregate fair value. Table 3 presents detailed information relating to the investment securities portfolio.
     Investment securities averaged $2.64 billion during the second quarter of 2002, an increase of $598.9 million or 29.3 percent over the same period of 2001. For the first six months of 2002, investment securities averaged $2.67 billion, compared to $1.95 billion during the same period of 2001, an increase of $723.6 million or 37.1 percent. Increases during the second quarter and first six months of 2002 above the respective periods of 2001 result from strong growth in deposits during 2001 and early 2002, when loan demand was very limited.
     We anticipate reductions among investment securities held to maturity during the remainder of 2002 as maturing securities are used to fund anticipated loan demand. Sales of investment securities available for sale are possible as BancShares begins to deploy to its banking subsidiaries the capital generated through the trust-preferred securities issued during 2001.
     Overnight investments. Overnight investments totaled $538.9 million at June 30, 2002, compared to $501.9 million at December 31, 2001 and $936.4 million at June 30, 2001. These investments, which include federal funds sold and interest-bearing deposits in other banks, averaged $537.5 million during the second quarter of 2002, a decrease of $232.6 million or 30.2 percent from the second quarter of 2001.
     Income on Interest-Earning Assets. Interest income amounted to $151.8 million during the second quarter of 2002, a $30.9 million or 16.9 percent decrease from the second quarter of 2001. The reduction in interest income reflects the net impact of a 157 basis point reduction in the taxable-equivalent yield on interest-earning assets and the 5.4 percent increase in average earning assets. The taxable-equivalent yield on interest-earning assets declined from
7.38 percent in the second quarter of 2001 to 5.81 percent in the second quarter of 2002, more than offsetting the impact of the growth among earning assets.
     For the six-month period ended June 30, 2002, interest income totaled $307.9 million, a reduction of $63.8 million or 17.2 percent from the same period of 2001. The taxable-equivalent yield on all interest-earning assets fell from 7.68 percent during the first six months of 2001 to 5.96 percent during the same period of 2002, a 172 basis point reduction.
     Loan interest income for the second quarter of 2002 was $123.0 million, a reduction of $22.1 million or 15.2 percent from the second quarter of 2001 due to loan yield reductions. The taxable-equivalent yield on the loan portfolio was
6.76 percent during the second quarter of 2002, compared to 8.18 percent during the same period of 2001, the reduction resulting from lower market rates.
     For the six months ended June 30, 2002, loan interest income was $247.2 million, a decrease of $48.9 million or 16.5 percent from the same period of 2001. The decrease in interest income reflects the decline in loan yields.
     Income earned on investment securities was $26.5 million during the second quarter of 2002 compared to $29.2 million during the second quarter of 2001. Much of the decrease can be attributed to lower yields, which decreased 171 basis points from the second quarter of 2001 to the second quarter of 2002, more than offsetting the impact of growth in the investment securities portfolio. The yield on average investment securities was 5.74 percent during the second quarter of 2001 and 4.03 percent during the second quarter of 2002.
     For the six months ended June 30, 2002, income earned on the investment securities portfolio amounted to $56.7 million in 2002 compared to $58.2 million during the same period of 2001, a decrease of $1.5 million or 2.6 percent. This decrease is the result of a 175 basis point decline in the taxable-equivalent yield. The investment securities portfolio's taxable-equivalent yield decreased from 6.03 percent in 2001 to 4.28 percent in 2002.

INTEREST-BEARING LIABILITIES
     At June 30,  2002 and  2001,  interest-bearing  liabilities  totaled  $9.12 billion and $8.81 billion, respectively, compared to $9.21 billion as of December 31, 2001. During the second quarter of 2002, interest-bearing liabilities averaged $9.08 billion, an increase of $353.7 million or 4.1 percent over the second quarter of 2001. For the six-month period ended June 30, 2002, interest-bearing liabilities averaged $9.07 billion, an increase of $477.3 million or 5.6 percent over the same period of 2001. For both the quarter and the six-month periods, the increase in average interest-bearing liabilities primarily resulted from growth in money market accounts and long-term obligations.
     Deposits. At June 30, 2002, total deposits were $10.07 billion, an increase of $585.1 million or 6.2 percent over June 30, 2001. Compared to the December 31, 2001 balance of $9.96 billion, total deposits have increased $103.6 million or 1.0 percent.
     Average interest-bearing deposits were $8.29 billion during the second quarter of 2002 compared to $7.90 billion during the second quarter of 2001, an increase of $388.1 million or 4.9 percent. Much of the increase is due to growth among money market accounts, which increased $560.4 million or 33.4 percent from the second quarter of 2001 to the second quarter of 2002. Average Checking With Interest deposits increased $109.8 million or 9.6 percent from the second quarter of 2001 to the second quarter of 2002. Average time deposits decreased $316.0 million or 7.1 percent between the two periods. Time deposits of $100,000 or more averaged 10.90 percent of total average deposits during the second quarter of 2002, compared to 11.37 percent during the same period of 2001.
     Interest-bearing deposits averaged $8.25 billion during the six months ended June 30, 2002, compared to $7.79 billion during the same period of 2001, an increase of $461.6 million or 5.9 percent. Average money market deposits increased $507.0 million or 30.5 percent during 2002, while average time deposits decreased $192.4 million or 4.4 percent.
     We attribute much of the growth among non-time deposits during the second quarter and the first six months of 2002 to strong demand for traditional bank deposits by customers who are fearful of riskier investment options. We believe the reduction in time deposits results from customer avoidance of investing at a fixed-rate during a period of historically low deposit yields. In the near-term, as economic conditions remain strained, we anticipate continued demand for bank deposit products with moderate growth in outstanding deposits. As economic conditions improve, we anticipate deposit run-off as investors return to more aggressive investment strategies.
     Short-term Borrowings. At June 30, 2002, short-term borrowings totaled $507.0 million compared to $611.4 million at December 31, 2001 and $677.2 million at June 30, 2001. For the quarters ended June 30, 2002 and 2001, short-term borrowings averaged $522.4 million and $664.3 million, respectively. This $141.8 million or 21.4 percent decrease resulted from lower master note and federal fund borrowings. For the six-month periods ended June 30, short-term borrowings averaged $552.1 million and $654.7 million during 2002 and 2001, respectively, a $102.6 million or 15.7 percent reduction.
     Long-term Obligations. Long-term obligations were $254.0 million, $284.0 million and $154.8 million at June 30, 2002, December 31, 2001 and June 30, 2001, respectively. These borrowings averaged $262.2 million during the second quarter of 2002, an increase of $107.4 million or 69.4 percent over the first quarter of 2001. The growth in average long-term obligations relates to the October 2001 issuance of $100.0 million in trust-preferred securities. The rate on long-term obligations during the second quarter of 2002 was 8.23 percent, unchanged from the same period of 2001.
     Expense on Interest-Bearing Liabilities. Our interest expense amounted to $55.0 million during the second quarter of 2002, a $36.4 million or 39.8 percent decrease from the second quarter of 2001. The lower interest expense was the result of the reduction in interest rates. The rate on these average liabilities was 2.43 percent during the second quarter of 2002 compared to 4.21 percent during the same period of 2001, a 178 basis point reduction.
     For the year to date, interest expense was $114.2 million, compared to $187.9 million for the same period of 2001. The 39.2 percent decrease results from a 187 basis point reduction in the rate on interest-bearing liabilities. The blended rate fell from 4.41 percent during the first six months of 2001 to
2.54 percent during the same period of 2002.

NET INTEREST INCOME
     Net interest income totaled $96.7 million during the second quarter of 2002, an increase of $5.5 million or 6.1 percent from the $91.2 million recorded during the second quarter of 2001. The growth in net interest income during the second quarter of 2002 was volume-driven, as the aggregate impact of changes in interest rates yielded a reduction in net interest income. The taxable-equivalent net yield on interest-earning assets was 3.71 percent for the second quarter of 2002, an increase of 2 basis points from the 3.69 percent reported for the second quarter of 2001. The taxable equivalent interest rate spread for the second quarter of 2002 was 3.38 percent compared to 3.17 percent for the same period of 2001.
     For the six months ended June 30, 2002, net interest income totaled $193.7 million, an increase of $10.0 million or 5.4 percent from the same period of 2001. Like the second quarter, the increase in year-to-date net interest income resulted from balance sheet growth, the impact of which was greater than the impact of falling interest rates. The taxable-equivalent net yield on interest-earning assets was 3.76 percent for the first six months of 2002, a 5 basis points reduction from the 3.81 percent reported for the first six months of 2001. The taxable equivalent interest rate spread for the first six months of 2002 was 3.42 percent compared to 3.27 percent for the same period of 2001.
     A principal objective of our asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. We maintain portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.
     Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. As of June 30, 2002, our market risk profile has not changed significantly from December 31, 2001.

ASSET QUALITY
     Reserve for loan losses. We continuously analyze the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are considered in establishing the reserve for loan losses. We continually review the assumptions imbedded within the model used to calculate the loan loss reserve. Business loans are generally graded, and those credit grades become the basis for the loss estimates based on historical experience. For all other loans, loss estimates are made by management based on historical data and current economic trends. Based on the model, at June 30, 2002, the reserve for loan losses amounted to $110.5 million, compared to $107.1 million at December 31, 2001 and $105.0 million at June 30, 2001. In each period, the reserve represented 1.49 percent of loans outstanding.
     We consider the established reserve adequate to absorb losses that relate to loans outstanding at June 30, 2002, although future adjustments to the reserve may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. These agencies may require the recognition of adjustments to the reserve based on their judgments of information available to them at the time of their examination.
     The provision for loan losses charged to operations during the second quarter of 2002 was $7.8 million, compared to $5.4 million during the second quarter of 2001, an increase of $2.4 million or 45.0 percent. For the six-month periods ended June 30, total provision for loan losses was $13.8 million for 2002 and $11.1 million for 2001, increases of $2.7 million or 24.7 percent. The increase during the second quarter and first six months of 2002 results from higher levels of net charge-offs and nonperforming assets and general economic uncertainty.
     Net charge-offs for the three months ended June 30, 2002 totaled $6.0 million, compared to net charge-offs of $3.4 million during the same period of 2001, an increase of $2.6 million or 76.8 percent. On an annualized basis, these net charge-offs represent 0.33 percent and 0.19 percent of average loans outstanding during the respective periods. Net charge-offs for the six-month period ended June 30, 2002 totaled $10.4 million, an increase of $2.5 million or
31.5 percent over the $7.9 million recorded during the same period of 2001. As a percentage of average loans outstanding, the losses represent 0.29 percent for 2002 and 0.22 percent for 2001 on an annualized basis. Gross charge-offs totaled $12.7 million and $9.7 million for the six-month periods ended June 30, 2002 and 2001 respectively. Gross recoveries were $2.2 million and $1.7 million for the respective periods.
     During 2002, as a result of the recessionary economy, we have experienced an increase in commercial and leasing charge-offs, although those losses have been partially offset by recoveries of amounts previously charged off. Among retail loans, we have noted higher levels of direct installment charge-offs and losses among real estate loans secured by first mortgage loans and revolving home equity loans. We are encouraged that our credit card and other retail unsecured losses have remained largely unchanged from 2001.
     Table 6 provides details concerning the reserve and provision for loan losses over the past five quarters and for the year-to-date for 2002 and 2001.
     Nonperforming assets. At June 30, 2002, our nonperforming assets amounted to $28.0 million or 0.38 percent of gross loans plus foreclosed properties, compared to $20.2 million at December 31, 2001, and $15.5 million at June 30, 2001. Nonaccrual loans totaled $17.4 million at June 30, 2002, compared to $14.0 million at December 31, 2001 and $12.7 million at June 30, 2001. The $3.4 million increase in nonaccrual loans from December 31, 2001 to June 30, 2002 results from higher levels of commercial nonaccrual loans. At June 30, 2002, the balance of other real estate includes $6.1 million that we transferred from premises and equipment to other real estate during the first quarter when management elected to classify the property as held for sale. FCB has entered into an agreement to sell this property, subject to the satisfaction of various contingencies, during the third quarter of 2002.
     Despite the volatility in recent quarters, we view these levels of nonperforming assets as further evidence of strong asset quality. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

NONINTEREST INCOME
     During the first six months of 2002, noninterest income was $109.5 million, compared to $107.5 million during the same period of 2001. The $2.0 million or
1.9 percent increase was primarily due to growth in service charges on deposit accounts and cardholder and merchant services income, partially offset by lower income from securities transactions. During the first six months of 2002, total service charges on deposits were $37.4 million, compared to $33.3 million earned during the same period of 2001. This increase resulted from higher bad check and over draft fees and commercial service charges.
     Cardholder and merchant services income increased $2.8 million from $20.7 million earned in the first six months of 2001 to $23.4 million in the first six months of 2002. This 13.3 percent increase in cardholder income was due to higher merchant discount income and higher interchange income from credit and debit card transactions.
     Commission income contributed an additional $1.5 million during the first six months of 2002 compared to the same period of 2001. This increase represents a 15.1 percent increase over the same period of 2001, primarily due to higher commissions generated by First Citizens Investor Services. Fees from processing services increased $1.1 million to $9.4 million over the $8.3 million during the first half of 2001, an increase of 13.3 percent, the result of higher processing rates that became effective during 2002.
     Partially offsetting the impact of these increases in noninterest income was a reduction in income generated from securities transactions. During the first six months of 2002, BancShares recognized a net loss of $86,000, compared to a net gain of $7.0 million during the first six months of 2001. The loss during 2002 was the net result other than temporary impairment losses that were recorded on equity securities classified as available for sale and gains recognized on the exchange of investments during the first quarter of 2002. The large gains we recognized during 2001 resulted from the exchange and subsequent sale of available-for-sale securities in companies represented in our equity securities portfolio.

NONINTEREST EXPENSE
     Noninterest  expense was $217.7 million for the first six months of 2002, a
4.3 percent increase over the $208.7 million recorded during the same period of 2001. The $9.0 million increase in noninterest expense primarily relates to higher personnel costs. Salary expenses increased $3.6 million during 2002 when compared to the same period of 2001. This 4.1 percent increase reflects the impact of annual salary increases that were effective for most associates on July 1, 2001. Employee benefits expense increased $2.5 million or 14.0 percent during the first six months of 2002, compared to the corresponding period of 2001 due to increased health insurance and pension costs.
     Occupancy expense increased $358,000 to $18.0 million during the first six months of 2002. This 2.0 percent increase resulted from higher building depreciation. Equipment expense increased $809,000 or 4.0 percent during the first six months of 2002, the result of higher software depreciation and maintenance costs.
     The $1.7 million or 2.7 percent increase in other expenses resulted from higher credit card processing costs and core deposit amortization. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 (Statement 142), which we fully adopted on January 1, 2002, we discontinued the amortization of goodwill. During the first six months of 2001, BancShares recognized goodwill amortization expense of $2.5 million. During the first quarter of 2002, we also reviewed the estimated useful lives of our other intangible assets, including goodwill accounted for under the provisions of Statement of Financial Accounting Standards No. 72 (FAS 72 goodwill). As a result of adjustments to shorten the estimated useful lives of FAS 72 goodwill, during the first six months of 2002, we recorded amortization expense of $6.7 million, compared to $3.2 million during the same period of 2001.

INCOME TAXES
     Income tax expense amounted to $25.4 million during the first six months of 2002, compared to $26.6 million during the same period of 2001, a 4.5 percent decrease. The effective tax rates for these periods were 35.38 percent and 37.19 percent, respectively. The decrease in effective tax rate resulted from the adoption of Statement 142 at January 1, 2002, at which time we discontinued the amortization of goodwill. Since this amortization expense was non-deductible for income tax purposes, the expense reduction resulting from the change did not generate additional income tax expense.

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

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
     BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At June 30, 2002 and 2001, the leverage capital ratio of BancShares was 9.12 percent and 7.95 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratio was 13.24 percent at June 30, 2002, and 10.64 percent as of June 30, 2001. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 14.56 percent at June 30, 2002 and 11.94 percent as of June 30, 2001. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies.

SEGMENT REPORTING
     BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and ASB. Although FCB and ASB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity has separate management groups. Additionally, the financial results and trends of ASB reflect the de novo nature of its growth.
     Atlantic States Bank. ASB's total assets increased from $748.0 million at June 30, 2001 to $1.0 billion at June 30, 2002, an increase of $261.4 million or
35.0 percent. This growth resulted from loan growth and an expanding branch network. ASB's net interest income increased $6.4 million or 77.3 percent during the first six months of 2002, when compared to the same period of 2001, the result of balance sheet growth. Provision for loan losses increased $905,000 or
65.7 percent due to higher levels of nonperforming assets, higher historical net charge-offs and loan growth.
     ASB's noninterest income increased $525,000 or 28.4 percent during the first six months of 2002, primarily the result of higher service charge income. Noninterest expense increased $2.5 million or 16.7 percent during 2002. Higher personnel, occupancy and equipment costs reflect the impact of the expanded branch network.
     ASB recorded a net loss of $1.7 million during the first six months of 2002 compared to a net loss of $3.9 million during the same period of 2001. This represents a $2.2 million or 57.2 percent reduction in the net loss. Substantially all of ASB's growth has been on a de novo basis, and ASB continues its efforts to build a customer base in its highly competitive markets. We continue to seek new growth opportunities for ASB, including the recently announced expansion into the Austin, Texas and Scottsdale, Arizona markets. Our early investments in these new markets will result in higher levels of noninterest expense in the coming quarters.
     First Citizens Bank. FCB's total assets increased from $10.37 billion at June 30, 2001 to $10.73 billion at June 30, 2002, an increase of $362.4 million or 3.5 percent. This growth resulted from strong deposit growth during 2001, much of which was invested in the securities portfolio due to weak loan demand. FCB's net interest income increased $6.5 million or 3.6 percent during the first six months of 2002, the result of growth in interest-earning assets. Provision for loan losses increased $1.8 million or 18.8 percent due to higher net charge-offs and nonperforming assets.
     FCB's noninterest income increased $8.6 million or 8.5 percent during the first six months of 2002, primarily the result of higher service charge and cardholder and merchant services income. Noninterest expense increased $9.3 million or 4.8 percent during the first six months of 2002, primarily due to higher personnel costs.
     FCB recorded net income of $52.6 million during the first six months of 2002 compared to $49.8 million during the same period of 2001. This represents a $2.8 million or 5.7 percent increase in net income.

ACCOUNTING MATTERS
     Except for those provisions that became effective and were adopted by BancShares during 2001, we adopted the provisions of Statements of Financial Accounting Standards (SFAS) No. 142 (Statement 142) on January 1, 2002. During the second quarter of 2002, we completed our initial goodwill impairment review, and no impairment was identified. Further discussion related to the adoption of Statement 142 is found under the caption Noninterest Expense and in the notes to the consolidated financial statements.
     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement 144 establishes a single accounting model for long-lived assets to be disposed of by a sale. We adopted the provisions of Statement 144 on January 1, 2002. The implementation did not have a material impact on our consolidated financial position or consolidated results of our operations.
     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146), which becomes effective prospectively for exit or disposal activities initiated after December 31, 2002. Under Statement 146, we will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. In periods after initially recording a liability, we will adjust the liability to reflect revisions to the expected timing or amount of estimated cash flows, discounted at the appropriate interest rate originally used to measure the liability. Statement 146 also establishes accounting standards for employee and contract termination costs. The impact from the adoption of Statement 146 is dependent on the nature and extent of exit and disposal activities. Consequently, at this time, we are unable to estimate the ultimate impact from the adoption of Statement 146.
     Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios, or results of operations.

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