Form 10-Q/A
period 2002-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2002-08-14
CIK 798941

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

                          Yes    X           No  _____


             Class A Common Stock--$1 Par Value-- 8,796,154 shares Class B Common Stock--$1 Par Value-- 1,682,351 shares
        (Number of shares outstanding, by class, as of August 13, 2002)

 INDEX

PART I.   FINANCIAL INFORMATION                                          PAGES

Item 1.   Financial Statements (Unaudited)

          Consolidated  Balance Sheets at June 30, 2002,
          December 31, 2001,and June 30, 2001                               5


          Consolidated Statements of Income for the three-month
          and six-month periods ended June 30, 2002 and
          June 30, 2001                                                     6



          Consolidated  Statements  of Changes in  Shareholders'
          Equity for the six-month  periods ended June 30, 2002, and
          June 30, 2001                                                     7

          Consolidated Statements of Cash Flows for the six-month
          periods ended June 30, 2002, and June 30, 2001                    8


          Note to Consolidated Financial Statements                      9-11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           18-24

Item 3.   Market Risk Disclosure                                           21

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