Form 10-Q
period 2002-03-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2002-11-15
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  September 30, 2002

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

                          Yes    X           No  _____


             Class A Common Stock--$1 Par Value-- 8,794,669 shares
             Class B Common Stock--$1 Par Value-- 1,681,318 shares (Number of shares outstanding, by class, as of November 13,2002)

 INDEX

PART I.   FINANCIAL INFORMATION                                          PAGES

Item 1.   Financial Statements (Unaudited)

          Consolidated  Balance Sheets at September 30, 2002,
          December 31, 2001,and September 30, 2001                         4


          Consolidated Statements of Income for the three-month
          and nine-month periods ended September 30, 2002 and
          September 30, 2001                                               5



          Consolidated  Statements  of Changes in  Shareholders'
          Equity for the nine-month  periods ended September 30, 2002,
          and September 30, 2001                                           6

          Consolidated Statements of Cash Flows for the nine-month
          periods ended September 30, 2002, and September 30, 2001         7


          Note to Consolidated Financial Statements                        8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9-20

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       21

Item 4.            Controls and Procedures

     (a) In conjunction with this filing and their certifications of the disclosures contained within this filing, Chief Executive Officer Lewis R. Holding and Chief Financial Officer Kenneth A. Black evaluated the effectiveness of Registrant's disclosure controls and procedures. This review, which occurred within 90 days of this report's filing, found the disclosure controls and procedures to be effective.



     (b) There were no significant changes in Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the examination by Mr. Holding and Mr. Black.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b) Reports on Form 8-K. During the quarter ended September 30, 2002, Registrant filed no Current Report on Form 8-K.



                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  November 13, 2002                       By:/s/Kenneth A. Black
                                                   Kenneth A. Black
                                                   Vice President, Treasurer,
                                                   and Chief Financial Officer


                                  CERTIFICATION

     The undersigned hereby certifies that, to his or her knowledge, (i) the Form 10-Q filed by First Citizens BancShares, Inc. (the "Issuer") for the quarter ended September 30, 2002, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

November 13, 2002                    Lewis R. Holding
                                     Chairman and Chief Executive Officer


                                     Kenneth A. Black
                                     Vice President and Chief Financial Officer


First Citizens BancShares, Inc and Subsidiaries
Third Quarter  2002

                                 CERTIFICATIONS

Certification of Chief Executive Officer
I, Lewis R. Holding, certify that:
1. I have reviewed this quarterly report on Form 10-Q of First Citizens BancShares, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002                             /s/ Lewis   R.   Holding
                                                     _________________________
                                                     Lewis R. Holding
                                                     Chief Executive Officer

First Citizens BancShares, Inc and Subsidiaries
Third Quarter  2002

Certification of Chief Financial Officer
I, Kenneth A. Black, certify that:
1. I have reviewed this quarterly report on Form 10-Q of First Citizens BancShares, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002                             /s/ Kenneth A. Black
                                                     _______________________
                                                     Kenneth A. Black
                                                     Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Third Quarter  2002


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries
                                                                 September 30*         December 31#       September 30*
(thousands, except share data)                                           2002                 2001                2001
-----------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                             $ 801,450            $ 758,987           $ 691,594
Overnight investments                                                 623,182              501,909             625,576
Investment securities  held to maturity                             2,351,678            2,658,851           2,430,718
Investment securities  available for sale                             150,348              132,445              51,405
Loans                                                               7,521,834            7,196,177           7,109,584
Less reserve for loan losses                                          111,577              107,087             105,775
-----------------------------------------------------------------------------------------------------------------------
     Net loans                                                      7,410,257            7,089,090           7,003,809
Premises and equipment                                                502,966              483,084             477,218
Income earned not collected                                            53,548               63,604              64,747
Other assets                                                          188,754              177,021             177,458
=======================================================================================================================
      Total assets                                               $ 12,082,183         $ 11,864,991        $ 11,522,525
=======================================================================================================================

Liabilities
Deposits:
  Noninterest-bearing                                              $1,830,455           $1,650,101          $1,497,606
  Interest-bearing                                                  8,456,370            8,311,504           8,147,620
-----------------------------------------------------------------------------------------------------------------------
     Total deposits                                                10,286,825            9,961,605           9,645,226
Short-term borrowings                                                 498,988              611,390             676,351
Long-term obligations                                                 253,418              284,009             184,018
Other liabilities                                                      98,050              122,944             150,967
-----------------------------------------------------------------------------------------------------------------------
     Total liabilities                                             11,137,281           10,979,948          10,656,562
Shareholders' Equity
Common stock:
   Class A - $1 par value (8,794,669; 8,797,154 and
       8,797,154 shares issued, respectively)                           8,794                8,797               8,797
   Class B - $1 par value (1,681,468; 1,686,302 and
       1,693,549 shares issued, respectively)                           1,681                1,686               1,694
Surplus                                                               143,766              143,766             143,766
Retained earnings                                                     782,986              723,122             705,067
Accumulated other comprehensive income                                  7,675                7,672               6,639
-----------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                       944,902              885,043             865,963
=======================================================================================================================
      Total liabilities and shareholders' equity                 $ 12,082,183         $ 11,864,991        $ 11,522,525
=======================================================================================================================

* Unaudited
# Derived from the Consolidated Balance Sheets included in the 2001 Annual Report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.



First Citizens BancShares, Inc and Subsidiaries
Third Quarter 2002

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries
                                                             Three Months Ended September 30   Nine Months Ended September 30
(thousands, except per share data; unaudited)                           2002            2001             2002            2001
----------------------------------------------------------------------------------------------------------------------------
Interest income
Loans                                                      $ 123,280          $ 138,711         $ 370,494         $ 434,837
Investment securities:
U. S. Government                                              21,527             28,958            77,223            86,379
State, county and municipal                                       46                 64               168               200
Dividends                                                        407              1,187             1,272             1,820
----------------------------------------------------------------------------------------------------------------------------
  Total investment securities interest
      and dividend income                                     21,980             30,209            78,663            88,399
Overnight investments                                          2,482              7,789             6,504            25,159
----------------------------------------------------------------------------------------------------------------------------
  Total interest income                                      147,742            176,709           455,661           548,395
Interest expense
Deposits                                                      45,741             76,630           146,350           244,528
Short-term borrowings                                          1,134              4,618             3,615            18,289
Long-term obligations                                          5,252              3,234            16,341             9,580
----------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                      52,127             84,482           166,306           272,397
----------------------------------------------------------------------------------------------------------------------------
  Net interest income                                         95,615             92,227           289,355           275,998
Provision for loan losses                                      5,592              5,620            19,394            16,690
----------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision
      for loan losses                                         90,023             86,607           269,961           259,308
Noninterest income
Service charges on deposit accounts                           19,179             17,818            56,588            51,162
Cardholder and merchant services income                       12,921             11,944            36,356            32,627
Trust income                                                   3,774              3,848            11,683            11,588
Fees from processing services                                  4,757              4,483            14,161            12,784
Commission income                                              5,426              4,955            16,751            14,797
ATM income                                                     2,434              2,494             6,964             7,279
Mortgage income                                                2,806              2,937             8,658             8,813
Other service charges and fees                                 3,465              3,302            11,209            10,117
Securities gains (losses)                                       (360)               150              (446)            7,188
Other                                                            880              1,158             2,847             4,186
----------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                    55,282             53,089           164,771           160,541
Noninterest expense
Salaries and wages                                            47,508             46,372           139,266           134,547
Employee benefits                                             10,354              9,162            30,897            27,178
Occupancy expense                                              9,453              9,119            27,472            26,780
Equipment expense                                             11,100             10,379            31,933            30,403
Other                                                         32,497             31,931            99,073            96,777
----------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                  110,912            106,963           328,641           315,685
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                    34,393             32,733           106,091           104,164
Income taxes                                                  12,275             11,977            37,645            38,545
----------------------------------------------------------------------------------------------------------------------------
   Net income                                               $ 22,118           $ 20,756          $ 68,446          $ 65,619
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss) net of taxes
Unrealized securities gains (losses)
      arising during period                                 $ (1,188)             $ 337             $ 163           $ 1,867
Less: reclassified adjustment for gains
      (losses) included in net income                           (159)                95               160             1,520
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                             (1,029)               242                 3               347
----------------------------------------------------------------------------------------------------------------------------
   Comprehensive income                                     $ 21,089           $ 20,998          $ 68,449          $ 65,966
----------------------------------------------------------------------------------------------------------------------------
Average shares outstanding                                10,477,886         10,508,330        10,480,011        10,513,488
Net income per share                                          $ 2.11             $ 1.98            $ 6.53            $ 6.24
----------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2002

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries
                                                                                                 Accumulated
                                                       Class A  Class B                                Other
                                                        Common   Common              Retained  Comprehensive       Total
(thousands, except share data, unaudited)                Stock    Stock    Surplus   Earnings         Income      Equity
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                            $8,813   $1,709   $143,766  $ 650,148        $ 6,292   $ 810,728

Redemption of 16,300 shares of Class A
    common stock                                           (16)                        (1,408)                    (1,424)
Redemption of 15,833 shares of Class B
    common stock                                                    (15)               (1,408)                    (1,423)
Net income                                                                             65,619                     65,619
Unrealized securities gains, net of taxes                                                               347          347
Cash dividends                                                                         (7,884)                    (7,884)
==========================================================================================================================
 Balance at September 30, 2001                          $8,797   $1,694   $143,766  $ 705,067       $ 6,639    $ 865,963
==========================================================================================================================

 Balance at December 31, 2001                           $8,797   $1,686   $143,766  $ 723,122       $ 7,672    $ 885,043

Redemption of 2,485 shares of Class A
    common stock                                           (3)                           (260)                      (263)
Redemption of 4,834 shares of Class B
    common stock                                                     (5)                 (461)                      (466)
Net income                                                                             68,446                     68,446
Unrealized securities gains, net of taxes                                                                 3            3
Cash dividends                                                                         (7,861)                    (7,861)
==========================================================================================================================
 Balance at September 30, 2002                         $8,794    $1,681    143,766  $ 782,986       $ 7,675    $ 944,902
==========================================================================================================================

See accompanying Notes to Consolidated Financial Statements


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2002

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries
                                                                                              Nine months ended September 30
                                                                                                     2002               2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 (thousands, unaudited)
OPERATING ACTIVITIES
Net income                                                                                       $ 68,446            $ 65,619
Adjustments to reconcile net income to cash
   provided  by operating activities:
  Amortization of intangibles                                                                       9,865               8,682
  Provision for loan losses                                                                        19,394              16,690
  Deferred tax expense                                                                              3,540               2,183
  Change in current taxes payable                                                                    (297)             16,837
  Depreciation                                                                                     27,974              25,152
  Change in accrued interest payable                                                              (33,064)             (4,128)
  Change in income earned not collected                                                            10,056              (2,167)
  Securities losses (gains)                                                                           446              (7,188)
  Provision for branches to be closed                                                                   -                 895
  Origination of loans held for sale                                                              (17,171)           (220,124)
  Proceeds from sale of loans held for sale                                                        13,987             419,002
  Gain on loans held for sale                                                                         (22)             (1,858)
  Net amortization (accretion) of premiums and discounts                                           17,882               3,498
  Net change in other assets                                                                      (19,237)            (16,031)
  Net change in other liabilities                                                                   8,467              15,046
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                         110,266             322,108
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net change in loans outstanding                                                                (337,355)           (210,482)
  Purchases of investment securities held to maturity                                          (1,711,561)         (1,762,855)
  Purchases of investment securities available for sale                                           (19,050)            (11,295)
  Proceeds from maturities of investment securities held to maturity                            2,000,852           1,106,805
  Proceeds from maturities of investment securities available for sale                                911               6,924
  Net change in overnight investments                                                            (121,273)           (194,194)
  Dispositions of premises and equipment                                                            8,274               4,800
  Additions to premises and equipment                                                             (62,238)            (62,439)
------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                            (241,440)         (1,122,736)
------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net change in time deposits                                                                    (395,225)            305,869
  Net change in demand and other interest-bearing deposits                                        720,445             367,489
  Net change in short-term borrowings                                                            (112,993)             43,143
  Origination of long-term obligations                                                                  -              30,522
  Repayment of long-term obligations                                                              (30,000)                  -
  Repurchases of common stock                                                                        (729)             (2,847)
  Cash dividends paid                                                                              (7,861)             (7,884)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                         173,637             736,292
------------------------------------------------------------------------------------------------------------------------------
Change in cash and due from banks                                                                  42,463             (64,336)
Cash and due from banks at beginning of period                                                    758,987             755,930
==============================================================================================================================
 Cash and due from banks at end of period                                                       $ 801,450           $ 691,594
==============================================================================================================================
CASH PAYMENTS FOR:
  Interest                                                                                      $ 199,370           $ 276,525
  Income taxes                                                                                     38,343              40,248
------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains                                                                         $ 210             $ 6,924
Reclassification of loans to held for sale                                                              -             177,817
Reclassification of premises and equipment to other real estate                                     6,108                   -
------------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.



First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2002

Notes to Consolidated Financial Statements
First Citizens BancShares, Inc. and Subsidiaries

Note A
Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete statements.
     In the opinion of management, the consolidated statements contain all material adjustments necessary to present fairly the financial position of First Citizens BancShares, Inc. as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
     These financial statements should be read in conjunction with the financial statements and notes included in the 2001 First Citizens BancShares, Inc. Annual Report, which is incorporated by reference on Form 10-K. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2002. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.
     At January 1, 2002, management reviewed the estimated useful lives of all amortizing intangible assets, including intangibles accounted for pursuant to Statement of Financial Accounting Standards No. 72 (FAS 72 goodwill). As a result of this review, management determined that, in certain instances, a shorter life was appropriate. Accordingly, the estimated useful lives were shortened, and the carrying value of FAS 72 goodwill is being amortized over the respective asset's estimated remaining useful life. See further discussion of FAS 72 goodwill included in Note B.


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2002

Note B
New Accounting Standards
     On January 1, 2002, BancShares fully adopted the provisions of Statement of Financial Accounting Standards No. 142 (Statement 142), which provides guidance for the accounting for goodwill and intangible assets. Statement 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with existing accounting guidance. Certain provisions of Statement 142 were effective on July 1, 2001, and the statement was fully adopted by BancShares on January 1, 2002.
     In accordance with the provisions of Statement 142, BancShares discontinued the amortization of goodwill effective January 1, 2002. Set forth below is a summary of goodwill activity during the nine-month periods ended September 30, 2002 and 2001, all of which relates to a single reporting unit, First-Citizens Bank & Trust Company (FCB):

                                                              2002             2001
                                                  ----------------------------------

      Balance, January 1                                   $41,240          $46,340
      Amortization                                               -            3,825

                                                  ==================================
      Balance, September 30                                $41,240          $42,515
                                                  ==================================


     In  connection  with  Statement  142s  transitional   goodwill  impairment
evaluation, we performed an assessment to determine whether there existed an impairment of goodwill as of the date of adoption. Based on the initial assessment, there was no evidence of impairment, and there was no adjustment to the carrying value of goodwill. As required by Statement 142, we completed our annual impairment analysis during the third quarter. The analysis concluded no impairment existed.

     The following information relates to other intangible assets, all of which are being amortized:

                                                    September 30,               December 31,               September 30,
                                                             2002                       2001                        2001
                                      -----------------------------------------------------------------------------------
FAS 72 goodwill                                          $ 60,463                   $ 70,328                    $ 71,928


     During the three-month periods ended September 30, 2002 and 2001, BancShares recorded amortization expense of $3,215 and $1,639 related to these intangible assets. During the nine-month periods ended September 30, 2002 and 2001, BancShares recorded amortization expense of $9,865 and $4,857 related to these intangible assets.
     In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147 (Statement 147), which requires financial institutions to subject all of their goodwill (including FAS 72 goodwill relating to transactions determined to be business combinations) that relates to an acquisition of a business to an annual impairment test instead of amortizing the asset over its estimated useful life. Management is currently evaluating the provisions of Statement 147 to determine if the transactions that generated FAS 72 goodwill are deemed to be business combinations. If those transactions are characterized as business combinations, the FAS 72 goodwill amortization expense recognized during 2002 will be reversed during the fourth quarter of 2002.
     If those transactions are not determined to qualify as business combinations, the intangible will continue to be amortized. In that case, based on current estimated useful lives and current carrying values, BancShares anticipates amortization expense for intangible assets in subsequent periods to be:

Projected amortization expense:
Year ended December 31, 2002                                                    $ 13,080
Year ended December 31, 2003                                                      12,195
Year ended December 31, 2004                                                      10,859
Year ended December 31, 2005                                                       9,490
Year ended December 31, 2006                                                       8,283

     The following table describes the impact of the adoption of Statement 142 on net income and net income per share:

                                                    Three months ended September 30     Nine months ended September 30
                                                                2002              2001             2002            2001
                                                 -----------------------------------------------------------------------
Net income                                                  $ 22,118          $ 20,756         $ 68,446        $ 65,619
      Addition of goodwill amortization                            -             1,275                -           3,825
                                                 =======================================================================
Adjusted net income                                         $ 22,118          $ 22,031         $ 68,446        $ 69,444
                                                 =======================================================================

Net income per share                                          $ 2.11            $ 1.98           $ 6.53          $ 6.24
      Addition of goodwill amortization                            -              0.12                -            0.36
                                                 =======================================================================
Adjusted net income per share                                 $ 2.11            $ 2.10           $ 6.53          $ 6.60
                                                 =======================================================================

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2002

Note C
Operating Segments
     BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and Atlantic States Bank (ASB). Although FCB and ASB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity has a separate management group. Additionally, the financial results and trends of ASB reflect the de novo nature of its growth.
     FCB is a mature banking institution that operates from a single charter from its branch network in North Carolina, Virginia and West Virginia. ASB began operations in 1997 and currently operates branches in Georgia, Florida and Texas under a federal thrift charter. ASB has announced plans to expand its branch network into Arizona before the end of 2002 and into California during 2003.
     In the aggregate, FCB and its consolidated subsidiaries, which are integral to its branch operation, and ASB account for more than 90 percent of consolidated assets, revenues and net income. Other includes activities of the parent company, two subsidiaries that are the issuing trusts for outstanding preferred securities, Neuse, Incorporated, a subsidiary that owns real property used in the banking operation and American Guaranty Insurance Corporation, a property insurance company.
     The adjustments in the accompanying tables represent the elimination of the impact of certain inter-company transactions. The adjustments to interest income and interest expense neutralize the earnings and cost of inter-company borrowings. The adjustments to noninterest income and noninterest expense reflect the elimination of management fees and other services fees paid by one company to another within BancShares' consolidated group.

                                                                            September 30, 2002
                                              ASB             FCB            Other           Total      Adjustments    Consolidated
                                              -------------------------------------------------------------------------------------
Interest income                            $ 42,143       $ 409,400        $ 22,560       $ 474,103       $ (18,442)      $ 455,661
Interest expense                             18,710         132,137          33,901         184,748         (18,442)        166,306
                                    ------------------------------------------------------------------------------------------------
Net interest income                          23,433         277,263         (11,341)        289,355               -         289,355
Provision for loan losses                     2,724          16,670               -          19,394               -          19,394
                                    ------------------------------------------------------------------------------------------------
Net interest income after                    20,709         260,593         (11,341)        269,961               -         269,961
      provision for loan losses
Noninterest income                            3,713         164,138             313         168,164          (3,393)        164,771
Noninterest expense                          26,828         304,854             352         332,034          (3,393)        328,641
                                    ------------------------------------------------------------------------------------------------
Income (loss) before income taxes            (2,406)        119,877         (11,380)        106,091               -         106,091
Income taxes                                   (804)         42,504          (4,055)         37,645               -          37,645
                                    ------------------------------------------------------------------------------------------------
Net income (loss)                          $ (1,602)       $ 77,373        $ (7,325)       $ 68,446             $ -        $ 68,446
                                    ================================================================================================
Period-end assets                         $ 999,629    $ 10,876,101     $ 1,695,694    $ 13,571,424    $ (1,489,241)   $ 12,082,183

                                                                            September 30, 2001
                                              ASB             FCB            Other           Total      Adjustments    Consolidated
Interest income                            $ 39,086       $ 503,940        $ 24,116       $ 567,142       $ (18,747)      $ 548,395
Interest expense                             25,883         235,407          29,854         291,144         (18,747)        272,397
                                    ------------------------------------------------------------------------------------------------
                                    ------------------------------------------------------------------------------------------------
Net interest income                          13,203         268,533          (5,738)        275,998               -         275,998
Provision for loan losses                     2,562          14,128               -          16,690               -          16,690
                                    ------------------------------------------------------------------------------------------------
                                    ------------------------------------------------------------------------------------------------
Net interest income after                    10,641         254,405          (5,738)        259,308               -         259,308
      provision for loan losses
Noninterest income                            3,031         152,855           7,483         163,369          (2,828)        160,541
Noninterest expense                          22,448         291,497           4,568         318,513          (2,828)        315,685
                                    ------------------------------------------------------------------------------------------------
                                    ------------------------------------------------------------------------------------------------
Income (loss) before income taxes            (8,776)        115,763          (2,823)        104,164               -         104,164
Income taxes                                 (3,135)         41,321             359          38,545               -          38,545
                                    ------------------------------------------------------------------------------------------------
                                    ================================================================================================
Net income (loss)                          $ (5,641)       $ 74,442        $ (3,182)       $ 65,619             $ -        $ 65,619
                                    ================================================================================================
                                    ================================================================================================
Period-end assets                         $ 824,865    $ 10,543,495     $ 1,556,159    $ 12,924,519    $ (1,401,994)   $ 11,522,525


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2002

 Financial Summary
                                                                                                                            Table 1
                                                           2002                               2001               Nine Months Ended
 (thousands, except per share data         Third         Second          First        Fourth        Third            September 30
    and ratios)                          Quarter        Quarter        Quarter       Quarter       Quarter         2002       2001
------------------------------------------------------------------------------------------------------------------------------------
                                      C>                           C>
------------------------------------------------------------------------------------------------------------------------------------
Summary of Operations
 Interest income                       $ 147,742     $ 151,771     $ 156,148     $ 167,032     $ 176,709     $ 455,661    $ 548,395
Interest expense                          52,127        55,042        59,137        74,113        84,482       166,306      272,397
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                       95,615        96,729        97,011        92,919        92,227       289,355      275,998
Provision for loan losses                  5,592         7,822         5,980         7,444         5,620        19,394       16,690
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for loan losses                       90,023        88,907        91,031        85,475        86,607       269,961      259,308
Noninterest income                        55,282        55,259        54,230        55,014        53,089       164,771      160,541
Noninterest expense                      110,912       108,292       109,437       106,912       106,963       328,641      315,685
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                34,393        35,874        35,824        33,577        32,733       106,091      104,164
Income taxes                              12,275        12,744        12,626        12,260        11,977        37,645       38,545
------------------------------------------------------------------------------------------------------------------------------------
 Net income                             $ 22,118      $ 23,130      $ 23,198      $ 21,317      $ 20,756      $ 68,446     $ 65,619
====================================================================================================================================
 Net interest income-taxable equivalent $ 95,932      $ 97,074      $ 97,382      $ 93,389      $ 92,698     $ 290,388    $ 277,468
------------------------------------------------------------------------------------------------------------------------------------
Selected Averages
 Total assets                        $11,871,334   $11,756,150   $11,664,376   $11,674,273   $11,333,123   $11,764,711  $11,083,960
Investment securities                  2,553,957     2,641,898     2,704,077     2,684,315     2,195,064     2,632,761    2,032,072
Loans                                  7,450,271     7,312,384     7,207,757     7,128,818     7,054,247     7,324,359    7,098,197
Interest-earning assets               10,592,386    10,491,811    10,353,509    10,446,364    10,126,568    10,480,111    9,900,481
Deposits                              10,060,785     9,934,615     9,776,690     9,742,153     9,496,699     9,925,071    9,291,841
Interest-bearing liabilities           9,131,569     9,075,549     9,073,637     9,142,487     8,851,916     9,093,797    8,683,102
Long-term obligations                    253,973       262,224       283,993       274,445       161,587       266,620      157,044
 Shareholders' equity                  $ 935,735     $ 916,387     $ 894,689     $ 874,801     $ 857,417     $ 915,387    $ 838,262
Shares outstanding                    10,477,886    10,480,527    10,481,661    10,488,894    10,508,330    10,480,011   10,513,488
------------------------------------------------------------------------------------------------------------------------------------
Selected Period-End Balances
 Total assets                        $12,082,183   $11,864,461   $11,746,352   $11,864,991   $11,522,525   $12,082,183  $11,522,525
Investment securities                  2,502,026     2,464,779     2,576,383     2,791,296     2,482,123     2,502,026    2,482,123
Loans                                  7,521,834     7,434,662     7,248,088     7,196,177     7,109,584     7,521,834    7,109,584
Interest-earning assets               10,647,042    10,438,386    10,422,451    10,489,382    10,217,283    10,647,042   10,217,283
Deposits                              10,286,825    10,065,180     9,872,979     9,961,605     9,645,226    10,286,825    9,645,226
Interest-bearing liabilities           9,208,776     9,121,010     9,099,535     9,206,903     9,007,989     9,208,776    9,007,989
Long-term obligations                    253,970       253,979       283,988       284,009       184,018       253,970      184,018
 Shareholders' equity                  $ 944,902     $ 926,878     $ 906,281     $ 885,043     $ 865,963     $ 944,902    $ 865,963
Shares outstanding                    10,476,137    10,480,391    10,480,624    10,483,456    10,490,703    10,476,137   10,490,703
------------------------------------------------------------------------------------------------------------------------------------
Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets                                0.74 %        0.79 %        0.81 %        0.72 %        0.74 %        0.78 %      0.79 %
Shareholders' equity                        9.38         10.12         10.52          9.67          9.82         10.00       10.47
Dividend payout ratio                      11.85         11.31         11.31         12.32         12.63         11.49       12.02
------------------------------------------------------------------------------------------------------------------------------------
Liquidity and Capital Ratios (averages)
Loans to deposits                          74.05  %      73.61  %      73.72  %      73.17 %       74.28 %       73.80 %     76.39 %
Shareholders' equity to total assets        7.88          7.79          7.67          7.49          7.57          7.78        7.56
Time certificates of $100,000 or more
    to total deposits                      10.54         10.90         11.54         11.97         11.92         11.00       11.28
------------------------------------------------------------------------------------------------------------------------------------
Per Share of Stock
 Net income                               $ 2.11        $ 2.21        $ 2.21        $ 2.03        $ 1.98        $ 6.53      $ 6.24
Cash dividends                              0.25          0.25          0.25          0.25          0.25          0.75        0.75
Book value at period end                   90.20         88.44         86.47         84.42         82.55         90.20       88.44
Tangible book value at period end          80.49         78.43         76.15         73.78         71.64         80.49       78.43
------------------------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2002

 Outstanding Loans by Type
                                                                                                                     Table 2
                                                     2002                                          2001
-----------------------------------------------------------------------------------------------------------------------------
                                                         Third         Second          First          Fourth          Third
(thousands)                                            Quarter        Quarter         Quarter         Quarter        Quarter
-----------------------------------------------------------------------------------------------------------------------------
Real estate:
 Construction and land development                   $ 667,142      $ 653,525       $ 656,749       $ 654,377      $ 638,927
 Mortgage:
        1-4 family residential                       1,173,480      1,207,664       1,229,955       1,322,809      1,338,655
        Commercial                                   2,030,731      1,992,795       1,953,323       1,889,259      1,798,157
Revolving                                            1,259,593      1,175,693       1,080,896       1,024,181        970,295
        Other                                          158,370        157,518         155,170         151,910        169,948
-----------------------------------------------------------------------------------------------------------------------------
Total real estate                                    5,289,316      5,187,195       5,076,093       5,042,536      4,915,982
Commercial and industrial                              940,515        956,365         938,349         918,929        931,850
Consumer                                             1,132,551      1,130,900       1,077,412       1,074,202      1,096,775
Lease financing                                        142,695        141,351         137,383         139,966        142,305
Other                                                   16,757         18,851          18,851          20,544         22,672
-----------------------------------------------------------------------------------------------------------------------------
Total loans                                          7,521,834      7,434,662       7,248,088       7,196,177      7,109,584
Less reserve for loan losses                           111,577        110,472         108,692         107,087        105,775
-----------------------------------------------------------------------------------------------------------------------------
 Net loans                                         $ 7,410,257    $ 7,324,190     $ 7,139,396     $ 7,089,090    $ 7,003,809
-----------------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2002

Investment Securities
                                                                                                                        Table 3
                                                   September 30, 2002                          September 30, 2001
--------------------------------------------------------------------------------------------------------------------------------
                                                           Average     Taxable                             Average     Taxable
                                         Book        Fair Maturity  Equivalent         Book          Fair Maturity  Equivalent
(thousands)                             Value       Value(Yrs./Mos.)     Yield         Value        Value(Yrs./Mos.)     Yield
--------------------------------------------------------------------------------------------------------------------------------
U. S. Government:
Within one year                   $ 1,841,554 $ 1,848,946    0/5          3.17 % $ 2,048,934  $ 2,076,706    0/7           5.11 %
One to five years                     479,465     485,297    1/6          2.60       371,974      376,703    1/5           3.74
Five to ten years                          94         100    7/3          8.00           179          188    7/10          8.03
Over ten years                         27,767      28,740    15/8         5.71         6,027        6,234    25/3          7.40
-----------------------------------------------------------------------------------------------------------------------------------
Total                               2,348,880   2,363,083    0/10         3.08     2,427,114    2,459,831    0/8           4.90
State, county and municipal:
Within one year                           500         504    0/2          7.78           753          761    0/8           6.20
One to five years                         480         501    2/9          5.55         1,002        1,036    2/5           6.67
Five to ten years                         144         157    6/7          5.88           143          151    7/7           5.88
Over ten years                          1,414       1,578    15/7         6.01         1,411        1,534    15/1          5.47
-----------------------------------------------------------------------------------------------------------------------------------
Total                                   2,538       2,740    9/7          6.27         3,309        3,482    10/4          6.00
Other
Within one year                            10          10    0/4          2.32            35           35     0/4           6.02
One to five years                           -           -                                 10           10     1/4           6.50
Five to ten years                         250         250    6/10         7.75           250          250     6/10          7.75
-----------------------------------------------------------------------------------------------------------------------------------
Total                                     260         260    5/8          7.54           295          295     4/6           7.13
-----------------------------------------------------------------------------------------------------------------------------------
Total securities held to maturity   2,351,678   2,366,083    0/7          4.33 %   2,430,718    2,463,608     0/9           4.90 %
Marketable equity securities          137,489     150,348                             41,697       51,405
----------------------------------------------------------------------------------------------------------
Total investment securities       $ 2,489,167 $ 2,516,431                        $ 2,472,415  $ 2,515,013
----------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2002

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Third Quarter
                                                                                                                  Table 4
                                                     2002                             2001              Increase (decrease) due to:
                                                 Interest                         Interest
                                        Average    Income   Yield       Average     Income  Yield                  Yield
(thousands)                             Balance   Expense   /Rate       Balance    Expense  /Rate        Volume    /Rate     Total
------------------------------------------------------------------------------------------------------------------------------------
Assets
Total loans                         $ 7,450,271 $ 123,574    6.58 %  $ 7,054,247 $ 139,146    7.83 %    $ 7,194 $ (22,766)$ (15,572)
Investment securities:
U. S. Government                      2,493,554    21,527    3.43      2,149,139    28,958    5.35        3,786   (11,217)   (7,431)
State, county and municipal               3,391        69    8.07          4,675       100    8.49          (27)       (4)      (31)
Other                                    57,012       407    2.83         41,250     1,187   11.42          282    (1,062)     (780)
-----------------------------------------------------------------------------------------------------------------------------------
Total investment securities           2,553,957    22,003    3.42      2,195,064    30,245    5.47        4,041   (12,283)   (8,242)
Overnight investments                   588,158     2,482    1.67        877,257     7,789    3.52       (1,893)   (3,414)   (5,307)
===================================================================================================================================
Total interest-earning assets       $10,592,386 $ 148,059    5.55 %  $10,126,568 $ 177,180    6.95 %    $ 9,342  $ (38,463$ (29,121)
===================================================================================================================================

Liabilities
Deposits:
Checking With Interest              $ 1,265,092     $ 847    0.27 %  $ 1,145,737   $ 1,348    0.47 %      $ 108    $ (609)   $ (501)
Savings                                 651,110       874    0.53        610,378     1,611    1.05           84      (821)     (737)
Money market accounts                 2,383,130     9,573    1.59      1,757,093    13,088    2.96        3,597    (7,112)   (3,515)
Time deposits                         4,063,898    34,447    3.36      4,506,419    60,583    5.33       (4,875)  (21,261)  (26,136)
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits       8,363,230    45,741    2.17      8,019,627    76,630    3.79       (1,086)  (29,803)  (30,889)
Federal funds purchased                  38,479       155    1.60         58,941       505    3.40         (129)     (221)     (350)
Repurchase agreements                   193,118       277    0.57        226,348     1,224    2.15         (114)     (833)     (947)
Master notes                            266,912       644    0.96        336,660     2,398    2.83         (334)   (1,420)   (1,754)
Other short-term borrowings              15,857        58    1.45         48,753       491    4.00         (226)     (207)     (433)
Long-term obligations                   253,973     5,252    8.20        161,587     3,234    7.94        1,878       140     2,018
==================================================================================================================================
Total interest-bearing liabilities  $ 9,131,569  $ 52,127    2.26 %  $ 8,851,916  $ 84,482    3.79 %      $ (11) $ (32,344$ (32,355)
===================================================================================================================================
Interest rate spread                                         3.29 %                           3.16 %
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                       $ 95,932    3.60 %               $ 92,698    3.64 %    $ 9,353 $ (6,119)  $ 3,234
-----------------------------------------------------------------------------------------------------------------------------------
     Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes,  federal income taxes only,  or state income taxes only are stated on a  taxable-equivalent basis assuming a statutory  federal income tax rate of 35% and state income tax rate of 7.00% for each period.  The  taxable-equivalent  adjustment was
     $317 for 2002 and $471 for 2001.

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2002

 Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Nine Months                                            Table 5
                                                   2002                            2001              Increase (decrease) due to:
--------------------------------------------------------------------------------------------------------------------------------
                                                 Interest                        Interest
                                       Average    Income/ Yield/       Average    Income/  Yield/                Yield/   Total
(thousands)                            Balance    Expense   Rate       Balance    Expense    Rate       Volume     Rate  Change
--------------------------------------------------------------------------------------------------------------------------------
Assets
Total loans                              $7,324,359 $371,446  6.77 % $7,098,196 $436,191 8.21 %   $12,797    ($77,542) ($64,745)
Investment securities:
U. S. Government                          2,572,228   77,223  4.01   1,985,650    86,379 5.82      21,630     (30,786)   (9,156)
State, county and municipal                   4,088      249  8.14       4,892       316 8.64         (50)        (17)      (67)
Other                                        56,445    1,272  3.01      41,531     1,820 5.86         495      (1,043)     (548)
--------------------------------------------------------------------------------------------------------------------------------
Total investment securities               2,632,761   78,744  4.00   2,032,073    88,515 5.82      22,075     (31,846)   (9,771)
Overnight investments                       522,990    6,504  1.66     770,212    25,159 4.37      (5,562)    (13,093)  (18,655)
--------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets           $10,480,110 $456,694  5.82 % $9,900,481 $549,865 7.42 %   $29,310   ($122,481) ($93,171)
================================================================================================================================

Liabilities
Deposits:
Checking with Interest                  $ 1,248,191  $ 2,662  0.29 % $1,129,054  $ 4,966 0.59 %     $ 378    $ (2,682) $ (2,304)
Savings                                     640,895    2,594  0.54     608,646     5,429 1.19         206      (3,041)   (2,835)
Money market accounts                     2,240,889   27,482  1.64   1,693,769    44,694 3.53      10,588     (27,800)  (17,212)
Time deposits                             4,157,794  113,612  3.65   4,434,486   189,439 5.71      (9,659)    (66,168)  (75,827)
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits           8,287,769  146,350  2.36   7,865,955   244,528 4.16       1,513     (99,691)  (98,178)
Federal funds purchased                      41,132      489  1.59      68,075     2,259 4.44        (607)     (1,163)   (1,770)
Repurchase agreements                       196,152      804  0.55     210,970     4,808 3.05        (199)     (3,805)   (4,004)
Master notes                                278,409    1,973  0.95     329,139     9,295 3.78        (895)     (6,427)   (7,322)
Other short-term borrowings                  23,715      349  1.97      51,919     1,927 4.96        (732)       (846)   (1,578)
Long-term obligations                       266,620   16,341  8.19     157,044     9,580 8.16       6,707          54     6,761
-------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities      $ 9,093,797 $166,306  2.45 % $8,683,102 $272,397 4.19 %   $ 5,787  $ (111,878)$ 106,091)
================================================================================================================================
Interest rate spread                                          3.37 %                     3.23 %
--------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                          $290,388  3.70 %            $277,468 3.75 %  $ 23,523   $ (10,603) $ 12,920
--------------------------------------------------------------------------------------------------------------------------------
     Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes,  federal income taxes only, or state income taxes only, are stated on a  taxable-equivalent basis assuming a statutory  federal income tax rate of 35% and state income tax rate of 7.00% for each period.  The  taxable-equivalent  adjustment was
     $1,033 for 2002 and $1,470 for 2001.

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2002

Summary of Loan Loss Experience and Risk Elements
                                                                                                                     Table 6
                                                           2002                             2001
                                      -----------------------------------------   -----------------------  Nine Months Ended
                                           Third       Second        First        Fourth        Third         September 30
(thousands, except ratios)               Quarter      Quarter      Quarter       Quarter      Quarter       2002         2001
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Reserve balance at beginning of period $ 110,472    $ 108,692    $ 107,087     $ 105,775    $ 105,025   $ 107,087    $102,655
Adjustment for sale of loans                   -            -            -             -            -           -        (777)
Provision for loan losses                  5,592        7,822        5,980         7,444        5,620      19,394      16,690
Net charge-offs:
Charge-offs                               (5,319)      (7,262)      (5,393)       (7,171)      (5,462)    (17,974)    (15,121)
Recoveries                                   832        1,220        1,018         1,039          592       3,070       2,328
--------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                           (4,487)      (6,042)      (4,375)       (6,132)      (4,870)    (14,904)    (12,793)
--------------------------------------------------------------------------------------------------------------------------------
Reserve balance at end of period        $111,577    $ 110,472    $ 108,692     $ 107,087    $ 105,775    $111,577    $105,775
================================================================================================================================
Historical Statistics
Balances
Average total loans                    $7,450,271  $7,312,384    $7,207,757   $7,128,818   $7,054,247   $7,324,359  $7,098,196
Total loans at period-end              7,521,834    7,434,662    7,248,088     7,196,177    7,109,584   7,521,834   7,109,584
--------------------------------------------------------------------------------------------------------------------------------
Risk Elements
Nonaccrual loans                         $14,944     $ 17,397     $ 17,735      $ 13,983     $ 13,349     $14,944     $13,349
Other real estate acquired through
      foreclosure                         12,092       10,563       12,461         6,263        4,242      12,092       4,242
--------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets               $27,036     $ 27,960     $ 30,196      $ 20,246     $ 17,591     $27,036     $17,591
--------------------------------------------------------------------------------------------------------------------------------
Accruing loans 90 days or more past due   $8,928      $ 9,945     $ 11,012      $ 12,981     $ 14,993      $8,928     $14,993
--------------------------------------------------------------------------------------------------------------------------------
Ratios
Net charge-offs (annualized) to average
      total loans                           0.24 %       0.33  %      0.25  %       0.34  %      0.27 %      0.27 %      0.24 %
Reserve for loan losses to total loans
      at period-end                         1.48         1.49         1.50          1.49         1.49        1.48        1.49
Nonperforming assets to total loans plus
      foreclosed real estate at period-end  0.36         0.38         0.42          0.28         0.25        0.36        0.25
--------------------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2002

Noninterest Income                                                                                              Table 7

                                                 2002                  2001                           Nine Months Ended
                                    ---------------------------  -----------------
                                             Third     Second       First     Fourth      Third          September 30
(thousands)                                Quarter    Quarter     Quarter    Quarter    Quarter         2002       2001
-----------------------------------------------------------------------------------------------     -------------------
------------------------------------------------------------------------------------------------    -------------------
Service charges on deposit accounts       $ 19,179   $ 18,961    $ 18,448   $ 18,904   $ 17,818     $ 56,588   $ 51,162
Cardholder and merchant services income     12,921     12,793      10,642     10,132     11,944       36,356     32,627
Trust income                                 3,774      3,915       3,994      3,526      3,848       11,683     11,588
Fees from processing services                4,757      4,720       4,684      4,668      4,483       14,161     12,784
Commission income                            5,426      5,992       5,333      4,977      4,955       16,751     14,797
ATM income                                   2,434      2,035       2,495      3,913      2,494        6,964      7,279
Mortgage income                              2,806      2,590       3,262      4,044      2,937        8,658      8,813
Other service charges and fees               3,465      3,712       4,032      3,779      3,302       11,209     10,117
Securities gains (losses)                     (360)      (396)        310          1        150         (446)     7,188
Other                                          880        937       1,030      1,070      1,158        2,847      4,186
------------------------------------------------------------------------------------------------------------------------
   Total noninterest income               $ 55,282   $ 55,259    $ 54,230   $ 55,014   $ 53,089    $ 164,771  $ 160,541
========================================================================================================================

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2002

Noninterest Expense                                                                                                Table 8

                                                        2002                         2001                Nine Months Ended
                                      -----------------------------------  -----------------------
                                            Third     Second       First       Fourth       Third          September 30
(thousands)                               Quarter    Quarter     Quarter      Quarter     Quarter         2002        2001
--------------------------------------------------------------------------------------------------  -----------------------
Salaries and wages                       $ 47,508   $ 44,823    $ 46,935     $ 46,471    $ 46,372    $ 139,266   $ 134,547
Employee benefits                          10,354      9,958      10,585        8,719       9,162       30,897      27,178
Occupancy expense                           9,453      9,020       8,999        8,804       9,119       27,472      26,780
Equipment expense                          11,100     10,675      10,158       10,458      10,379       31,933      30,403
Other                                      32,497     33,816      32,760       32,460      31,931       99,073      96,777
---------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense            $ 110,912  $ 108,292   $ 109,437    $ 106,912   $ 106,963    $ 328,641   $ 315,685
===========================================================================================================================

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2002

                                                     1
INTRODUCTION
     Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares' two banking subsidiaries. First-Citizens Bank & Trust Company (FCB) operates branches in North Carolina, West Virginia, and Virginia. Atlantic States Bank (ASB) operates offices in Georgia, Florida and Texas.
     On October 1, 2002, First-Citizens Bank, A Virginia Corporation (FCB-AVC), a wholly-owned subsidiary of FCB, commenced operation under a national charter. Concurrent with the change from a bank chartered under the laws of the Commonwealth of Virginia, FCB-AVC changed its name to First Citizens Bank, National Association. First Citizens Bank, National Association is the credit card issuing and merchant processing bank for FCB and ASB.

SUMMARY
     BancShares realized an increase in earnings during the third quarter of 2002 compared to the third quarter of 2001. Consolidated net income during the third quarter of 2002 was $22.1 million, compared to $20.8 million earned during the corresponding period of 2001, an increase of $1.4 million or 6.6 percent. During the third quarter of 2002, higher levels of net interest income and noninterest income more than offset the impact of higher noninterest expense when compared to the same period of 2001. Net income per share during the third quarter of 2002 totaled $2.11, compared to $1.98 during the third quarter of 2001. Our annualized return on average assets was 0.74 percent for the third quarters of 2002 and 2001, while the annualized return on average equity was
9.38 percent and 9.82 percent during the third quarter of 2002 and 2001, respectively.
     For the first nine months of 2002, we recorded net income of $68.4 million, compared to $65.6 million earned during the first nine months of 2001. The $2.8 million or 4.3 percent increase was the result of higher net interest income and noninterest income. During 2002, the growth in net interest income and noninterest income exceeded the increases in noninterest expense and the provision for loan losses. Net income per share for the first nine months of 2002 was $6.53, compared to $6.24 recorded during the same period of 2001. On an annualized basis, we returned 0.78 percent on average assets during the first nine months of 2002 compared to 0.79 percent during the corresponding period of 2001. The annualized return on average equity for the first nine months of 2002 was 10.00 percent compared to 10.47 percent during the same period of 2001.
     Various profitability,  liquidity and capital ratios are presented in Table
1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the third quarter and Table 5 for the first nine months of 2002 and 2001.

INTEREST-EARNING ASSETS
     Interest-earning assets for the third quarter of 2002 averaged $10.59 billion, an increase of $465.8 million or 4.6 percent from the third quarter of 2001. For the nine months ended September 30, 2002, earning assets averaged $10.48 billion, an increase of $579.6 million or 5.9 percent over the same period of 2001. These increases during 2002 resulted from growth in both investment securities and the loan portfolio.
     Loans. At September 30, 2002 and 2001, gross loans totaled $7.52 billion and $7.11 billion, respectively. As of December 31, 2001, gross loans were $7.20 billion. The $412.3 million or 5.8 percent growth in loans from September 30, 2001 to September 30, 2002 results from growth among real estate loans. Real estate loans increased from $4.92 billion at September 30, 2001, to $5.29 billion at September 30, 2002, an increase of $373.3 million or 7.6 percent. Revolving real estate loans increased $289.3 million or 29.8 percent in the twelve months preceding September 30, 2002, primarily due to growth in the EquityLine product. Commercial real estate loans increased $232.6 million or
12.9 percent from September 30, 2001 to September 30, 2002. Partially offsetting this growth was a reduction in 1-4 family residential mortgage loans, which decreased $165.2 million or 12.3 percent, the result of loan sales and refinance activity. Table 2 details outstanding loans by type for the past five quarters.
     During the third quarter of 2002, loans averaged $7.45 billion, an increase of $396.0 million or 5.6 percent from the comparable period of 2001. For the year-to-date, gross loans have averaged $7.32 billion for 2002 compared to $7.10 billion for the same period of 2001, an increase of $226.2 million or 3.2 percent. Growth in the third quarter and first nine months of 2002, when compared to the comparable periods of 2001, is due to increases among business and revolving real estate loans.
     As of September 30, 2002, $3.3 million in fixed-rate residential mortgage loans are classified as held for sale. All loans held for sale are carried at the lower of cost or fair value.
     Management anticipates continued strong growth in EquityLine loans while commercial-purpose and consumer loans are expected to exhibit more modest growth during the remainder of 2002 and into early 2003. 1-4 family residential mortgage loans will likely continue to decline due to heavy refinance activity and reduced new loan originations. Growth projections are largely dependent on economic conditions, as the sluggish economy has caused many commercial customers to delay business expansion and concerns about unemployment have caused certain retail customers to defer purchases of large-ticket items that would normally require purchase money financing.
     Investment securities. At September 30, 2002 and 2001, the investment portfolio totaled $2.50 billion and $2.48 billion, respectively. At December 31, 2001, the investment portfolio was $2.79 billion. The 10.4 percent decrease in the investment portfolio since December 31, 2001 resulted from the liquidity demands resulting from current loan growth as well as higher levels of overnight investments at September 30, 2002 versus December 31, 2001. All securities that are classified as held-to-maturity reflect our ability and positive intent to hold those investments until maturity. Marketable equity securities are classified as available-for-sale and are reported at their fair value. Table 3 presents detailed information relating to the investment securities portfolio.
     Investment securities held to maturity totaled $2.35 billion at September 30, 2002, compared to $2.43 billion at September 30, 2001, a reduction of $79.0 million. Investment securities available for sale increased $98.9 million from September 30, 2001 to September 30, 2002, the result of purchases of marketable equity securities during late 2001 and the purchase of $95.8 million of US Treasury securities designated as available for sale.
     Overnight Investments. Overnight investments totaled $623.2 million at September 30, 2002, compared to $625.6 million at September 30, 2001, and $501.9 million at December 31, 2001. Overnight investments include federal funds sold, money market investments and interest-bearing balances at the Federal Home Loan Bank of Atlanta.
     Income on Interest-Earning Assets. Interest income amounted to $147.7 million during the third quarter of 2002, a $29.0 million or 16.4 percent decrease from the third quarter of 2001. The yield on interest-earning assets declined 140 basis points from 6.95 percent in the third quarter of 2001 to 5.55 percent in the third quarter of 2002. Yields on loans, investment securities and overnight investments all declined significantly from the third quarter of 2001 to the same period of 2002. All yield reductions reflect the significant market rate reductions that occurred during 2001 and 2002, as maturing loans and investment securities continue to be replaced by lower-yielding assets.
     Loan interest income for the third quarter of 2002 was $123.3 million, a decrease of $15.4 million or 11.1 percent from the third quarter of 2001, due to declines in loan yields. The taxable-equivalent yield on the loan portfolio was
6.58 percent during the third quarter of 2002, compared to 7.83 percent during the same period of 2001. For the nine months ended September 30, 2002, loan interest income was $370.5 million, a decrease of $64.3 million or 14.8 percent from the same period of 2001. The decrease in loan interest income for the year to date results from yield reductions, as the taxable-equivalent loan yield declined 144 basis points from 8.21 percent during 2001 to 6.77 percent for the first nine months of 2002.
     Investment securities interest and dividend income was $22.0 million during the third quarter of 2002 compared to $30.2 million during the third quarter of 2001. We attribute the decrease to a 205 basis point reduction in the portfolio yield. The taxable-equivalent yield on investment securities was 5.47 percent during the third quarter of 2001 compared to 3.42 percent during the third quarter of 2002.
     For the nine months ended September 30, 2002, income earned on the investment securities portfolio amounted to $78.7 million in 2002 and $88.4 million during the same period of 2001, a decrease of $9.7 million or 11.0 percent. This decrease is the result of a 182 basis point decline in the taxable-equivalent yield. The investment securities portfolio taxable-equivalent yield decreased to 4.00 percent in 2002 from 5.82 percent in 2001.

INTEREST-BEARING LIABILITIES
     At September 30, 2002 and 2001, interest-bearing liabilities totaled $9.21 billion and $9.01 billion, respectively, compared to $9.21 billion as of
December 31, 2001. During the third quarter of 2002, interest-bearing liabilities averaged $9.13 billion, an increase of $279.7 million or 3.2 percent from the third quarter of 2001. This increase primarily resulted from growth in money market accounts, Checking With Interest and long term obligations, partially offset by lower average time deposits.
     Deposits. At September 30, 2002, total deposits were $10.29 billion, an increase of $641.6 million or 6.7 percent over September 30, 2001. Compared to the December 31, 2001 balance of $9.96 billion, total deposits have increased $325.2 million or 3.3 percent as of September 30, 2002.
     Average interest-bearing deposits were $8.36 billion during the third quarter of 2002 compared to $8.02 billion during the third quarter of 2001, an increase of $343.6 million or 4.3 percent. The increase resulted from average money market accounts, which increased $626.0 million from the third quarter of 2001 to the third quarter of 2002, and Checking With Interest, which increased $119.4 million from the third quarter of 2001 to the third quarter of 2002. Partially offsetting this growth was average time deposits, which decreased $442.5 million between the two periods. We attribute much of the increase in money market accounts and Checking With Interest to a customer avoidance of certificates of deposit and IRAs resulting from the historically low market rates currently offered on time deposits. Time deposits of $100,000 or more averaged 10.54 percent of total average deposits during the third quarter of 2002, compared to 11.92 percent during the same period of 2001.
     Interest bearing deposits averaged $8.29 billion during the first nine months of 2002, an increase of $421.8 million or 5.4 percent over the same period of 2001. Average money market deposits increased $547.1 million or 32.3 percent over the same period of 2001, while average Checking With Interest increased $119.1 million or 10.6 percent. As in the third quarter, the increases in these deposit categories were partially offset by loss of time deposits. For the first nine months of 2002, time deposits averaged $4.16 billion, a $276.7 million or 6.2 percent reduction from the same period of 2001.
     Short-term Borrowings. At September 30, 2002, short-term borrowings totaled $499.0 million compared to $611.4 million at December 31, 2001 and $676.4 million at September 30, 2001. For the quarters ended September 30, 2002 and 2001, short-term borrowings averaged $514.4 million and $670.7 million, respectively. This decrease resulted from lower average master notes and repurchase obligations.
     For the nine months ended September 30, 2002, short-term borrowings averaged $539.4 million, an 18.3 percent reduction from $660.1 million recorded during the same period of 2001. The $120.7 million decrease reflects lower levels of master note and federal funds borrowings due primarily to lower levels of master note balances from customers caused by low market interest rates.
     Long-term obligations averaged $254.0 million during the third quarter of 2002, compared to $161.6 million during the third quarter of 2001. For the nine months ended September 30, 2002, long-term obligations averaged $266.6 million compared to $157.0 million during 2001. For both the third quarter and the year-to-date, the increase results from the issuance of $100 million of trust preferred capital securities during the fourth quarter of 2001.
     Expense on Interest-Bearing Liabilities. Our interest expense amounted to $52.1 million during the third quarter of 2002, a $32.4 million or 38.3 percent decrease from the third quarter of 2001. The lower interest expense was the result of a 153 basis point rate reduction on interest-bearing liabilities. The rate on these liabilities was 2.26 percent during the third quarter of 2002 compared to 3.79 percent during the same period of 2001.
     For the year-to-date, interest expense was $166.3 million, compared to $272.4 million for the same period of 2001. The 38.9 percent decrease results from a 174 basis point reduction among interest-bearing liabilities. During the first nine months of 2002, these liabilities carried an average cost of 2.45 percent compared to 4.19 percent for the same period of 2001.

NET INTEREST INCOME
     Net interest income totaled $95.6 million during the third quarter of 2002, an increase of $3.4 million or 3.7 percent from the $92.2 million recording during the third quarter of 2001. The taxable-equivalent net yield on interest-earning assets was 3.60 percent for the third quarter of 2002, a decrease of 4 basis points from the 3.64 percent reported for the third quarter of 2001 as reductions in interest-earning asset yields closely matched reductions in interest-bearing liability rates. The taxable equivalent interest rate spread for the third quarter of 2002 was 3.29 percent compared to 3.16 percent for the same period of 2001. For the first nine months of 2002, net interest income was $289.4 million, a $13.4 million or 4.8 percent increase over 2001. The taxable-equivalent net yield on interest-earning assets was 3.70 percent for 2002, compared to 3.75 percent for 2001. The interest rate spread increased from 3.23 percent during 2001 to 3.37 percent during 2002. In the coming quarters, we expect reductions in interest rate spreads as fixed-rate loans mature and are replaced with newer loans with lower yields.
     A principal objective of BancShares' asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.
     Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. After the multiple rate reductions initiated by the Federal Reserve Bank's Open Market Committee during 2001, there were no actions during the first nine months of 2002. However, the impact of the 2001 reductions in the fed funds and discount rates and the resulting reductions in the other market rates continued to provide downward pressure on interest rates during 2002. As a result, we have continued to experience reductions in the yields on assets and liabilities during 2002, when compared to amounts disclosed at December 31, 2001.
     On an aggregate basis, BancShares had a liability-sensitive one-year sensitivity gap of $1.06 billion at December 31, 2001. As a result of growth among variable rate loans and a reduction in time deposits with maturities of less than one year, our liability-sensitive position has declined to $317.3 million at September 30, 2002. Consequently, changes in interest rates will have a less volatile impact on net interest income.
     The taxable-equivalent yield on investment securities held to maturity has declined from 4.63 percent at December 31, 2001 to 4.33 percent at September 30, 2002. Substantially all of our portfolio of held-to-maturity securities are fixed rate with a large percentage of securities maturing within two years.
     Loan growth since December 31, 2001 has included significant growth among EquityLine loans, a variable rate product, as well as commercial real estate loans. In an effort to minimize the interest rate risk associated with long-term fixed rate loans, we continue to encourage variable rate lending and we are pleased with growth among variable rate loans.
     Among interest-bearing deposits, we have experienced significant growth among Checking With Interest and money market products, while time deposits have experienced volume reductions. The net impact of these trends is an increase in interest-bearing deposits maturing within one year. Substantially all of our interest-bearing deposits have been and remain fixed rate.
     Short-term borrowings and long-term obligations have both experienced decreases since December 31, 2001, as fixed rate borrowings have been repaid, including the early repayment of $30.0 million in long-term borrowings.

ASSET QUALITY
     Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are considered in establishing the reserve for loan losses. We continually review the assumptions imbedded within the model used to calculate the loan loss reserve. Business loans are generally graded, and those credit grades become the basis for the loss estimates based on historical experience of similarly graded loans. For all other loans, loss estimates are made by management based on historical data and current economic trends.
     Based on the results of the model, at September 30, 2002, the reserve for loan losses amounted to $111.6 million or 1.48 percent of loans outstanding. This compares to $107.1 million or 1.49 percent at December 31, 2001, and $105.8 million or 1.49 percent at September 30, 2001.
     We consider the established reserve adequate to absorb losses that relate to loans outstanding at September 30, 2002, although future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of adjustments to the reserve based on their judgments of information available to them at the time of their examination.
     The provision for loan losses charged to operations during the third quarter of 2002 and 2001 was $5.6 million. For the nine month periods ended September 30, total provision for loan losses was $19.4 million for 2002 and $16.7 million for 2001. The $2.7 million increase primarily results from the higher net charge offs during 2002. Table 6 provides details concerning the reserve and provision for loan losses over the past five quarters and for the year-to-date for 2002 and 2001.
     Net charge-offs for the three months ended September 30, 2002 totaled $4.5 million, compared to net charge-offs of $4.9 million during the same period of 2001. On an annualized basis, these net charge-offs represent 0.24 percent and
0.27 percent of average loans outstanding during the respective periods. Net charge-offs for the nine month period ended September 30, 2002 totaled $14.9 million, compared to $12.8 million during the same period of 2001. As a percentage of average loans outstanding, the year-to-date losses represent 0.27 percent for 2002 and 0.24 for 2001 on an annualized basis. Gross charge-offs totaled $18.0 million and $15.1 million for the nine month periods ended September 30, 2002 and 2001 respectively. Gross recoveries were $3.1 million and $2.3 million for the respective periods.
     During 2002, as a result of the recessionary economy, we have noted higher levels of direct installment charge-offs and losses among real estate loans secured by first mortgage loans and revolving home equity loans. We are encouraged that our credit card and other retail unsecured loan losses have remained largely unchanged from 2001.
     Nonperforming  assets.  At September  30, 2002,  our  nonperforming  assets amounted to $27.0 million or 0.36 percent of gross loans plus foreclosed properties, compared to $20.2 million at December 31, 2001, and $17.6 million at September 30, 2001. At September 30, 2002, nonaccrual loans totaled $14.9 million, compared to $14.0 million at December 31, 2001 and $13.3 million at September 30, 2001. The $961,000 increase in nonaccrual loans from December 31, 2001 to September 30, 2002 results from higher levels of commercial nonaccrual loans. At September 30, 2002, the balance of other real estate includes $5.5 million that we transferred from premises and equipment to other real estate during the first quarter when management elected to classify the property as held for sale. FCB has entered into an agreement to sell this property, subject to the satisfaction of various contingencies, before the end of 2002. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

NONINTEREST INCOME
     During the first nine months of 2002, noninterest income was $164.8 million, compared to $160.5 million during the same period of 2001. The $4.2 million or 2.6 percent increase was primarily due to higher service charges on deposit accounts and cardholder and merchant services income, partially offset by the absence of securities gains recognized during 2001. Similar trends were noted for the third quarter of 2002, when compared to the same period of 2001. Noninterest income during the third quarter of 2002 was $55.3 million, a $2.2 million or 4.1 percent increase over the same period of 2001. Growth in service charge income, cardholder and merchant services income and commission income more than offset the impact of lower securities gains. The components of noninterest income for the past five quarters and the year-to-date for 2002 and 2001 are included in Table 7.
     During the first nine months of 2002, service charges on deposit accounts were $56.6 million, compared to $51.2 million earned during the same period of 2001. This $5.4 million or 10.6 percent increase resulted from higher bad check and overdraft fees and commercial service charges. For the third quarter of 2002, service charge income was $19.2 million, a $1.4 million or 7.6 percent increase over the same period of 2001, the result of increases similar to those observed for the year-to-date.
     Cardholder and merchant income increased $3.7 million or 11.4 percent from $32.6 million earned in the first nine months of 2001 to $36.4 million earned in the first nine months of 2002. For the third quarter of 2002, income from our card operation was $12.9 million compared to $11.9 million during the same period of 2001, a $977,000 or 8.2 percent increase. For both the year to date and the third quarter, much of the growth resulted from higher merchant income and interchange fees.
     These increases in noninterest income were partially offset by the impact of lower income from securities transactions. Securities transactions generated net losses of $446,000 during the first nine months of 2002, compared to net gains of $7.2 million recognized during the same period of 2001, a net reduction of $7.6 million. The gains recognized during 2001 resulted from sales and exchanges of available-for-sale equity securities. The losses recognized during 2002 primarily relate to $885,000 of other than temporary impairment losses that have been recorded as a result of sustained fair value reductions among certain equity securities. We recognized $360,000 in securities losses during the third quarter of 2002, compared to securities gains of $150,000 during the same period of 2001, a $510,000 unfavorable variance. The losses recognized during the third quarter of 2002 result from $482,000 in other than temporary impairment losses. Unless market conditions improve significantly, we anticipate further securities losses will be recorded during the fourth quarter of 2002. Based on September 30, 2002 market values, we expect to evaluate securities with aggregate unrealized losses of $866,000 for other than temporary impairment during the fourth quarter.
     Commission income contributed an additional $2.0 million during the first nine months of 2002 compared to the same period of 2001. This increase represents a 13.2 percent increase over the same period of 2001, the result of higher fees earned for the sales of annuity and insurance products. For similar reasons, commission income totaled $5.4 million for the third quarter of 2002, compared to $5.0 million during the same period of 2001, a $471,000 or 9.5 percent increase.
     Fees from processing services increased $1.4 million or 10.8 percent over the $12.8 million earned during the first nine months of 2001. For the third quarter of 2002, we recognized $4.8 million fees from processing services, compared to $4.5 million during the same period of 2001, a $274,000 or 6.1 percent increase. Increase during the three- and nine-month periods resulted from rate increases that became effective January 1, 2002.
     Trust income increased slightly during 2002 when compared to 2001. However, trust income for the third quarter of 2002 was off 1.9 percent from the third quarter of 2001. We anticipate trust income will remain flat through early 2003 as many trust fees are determined based on the market value of trust assets. ATM income has declined during 2002, the result of fewer ATM transactions.
     Mortgage income during 2002 is also below the amount recognized during 2001. Although volumes have improved recently as a result of refinance activity, originations were sluggish during early 2002. The reduction in other income during 2002 reflects the impact of a nonrecurring gain recognized during 2001. Additionally, net premium income has decreased from 2001. American Guaranty Insurance Company (AGI), a property and casualty insurance company that is wholly-owned by BancShares, reported higher premium income during 2002, the result of a higher in force coverage. During 2002, AGI began offering its insurance products through an agency network; previously, AGI products were primarily offered to FCB customers. More than offsetting the growth by AGI is a reduction in premiums written by Triangle Life Insurance Company (TLI), a wholly-owned subsidiary of FCB. The demand for TLI credit-life products continues to diminish. We expect the growth in AGI and the reduction in TLI premium income to continue in the coming quarters.

NONINTEREST EXPENSE
     Noninterest expense was $328.6 million for the first nine months of 2002, a
4.1 percent increase over the $315.7 million recorded during the same period of 2001. The $13.0 million increase in noninterest expense relates to higher personnel costs, higher card processing costs and higher intangible amortization. Total noninterest expense was $110.9 million during the third quarter of 2002, a $3.9 million or 3.7 percent increase over the $107.0 million recorded during the same period of 2001. The components of noninterest expense for the past five quarters and the year-to-date for 2002 and 2001 are included in Table 8.
     Salary expenses increased $4.7 million during 2002 when compared to the same nine-month period of 2001 and $1.1 million during the third quarter of 2002 when compared to the same period of 2001. For the year-to-date, this 3.5 percent increase reflects the growth in compensation resulting from annual employee raises that were effective July 1, 2001 and July 1, 2002. The July 1, 2002 annual raises resulted in the 2.4 percent increase for the third quarter of 2002.
     Employee benefits expense increased $3.7 million or 13.7 percent during the first nine months of 2002, compared to the corresponding period of 2001. For the third quarter of 2002, employee benefits expense increased 1.2 million or 13.0 percent over the same period of 2001. For both the third quarter and the year-to-date, the increases were due to higher health insurance and pension costs.
     Equipment expense increased $1.5 million or 5.0 percent during the first nine months of 2002, the result of higher software depreciation and maintenance resulting from our network expansion during 2001. Occupancy expense increased $692,000 to $27.5 million during the first nine months of 2002. This 2.6 percent increase resulted from higher depreciation expense for new bank buildings. We expect equipment and occupancy expenses will increase in the coming quarters as branches of IronStone Bank, a division of ASB, begin to open. IronStone Bank is the name under which ASB is expanding into Texas, Arizona and California.
     The $2.3 million increase in other expenses for the nine-month period resulted from higher card processing costs, intangible amortization and legal expenses. Credit card processing costs increased $1.8 million or 12.7 percent during 2002, the result of growth in transaction volumes. Legal expenses increased $863,000 or $30.9 percent during 2002, the result of higher defense costs for various litigation matters and the costs associated with establishing IronStone Bank.
     Total amortization expense for goodwill and other intangible assets was $9.9 million during the nine-month period ending September 30, 2002, compared to $8.7 million during the same period of 2001, an increase of $1.2 million or 13.6 percent. This increase results from changes in generally accepted accounting principles and a change in an accounting estimate as discussed below.
     During the first nine months of 2001, BancShares recognized goodwill amortization expense of $3.8 million. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 (Statement 142), which we fully adopted on January 1, 2002, we discontinued the amortization of goodwill.
     During the first quarter of 2002, we also reviewed the estimated useful lives of our other intangible assets, including goodwill accounted for under the provisions of Statement of Financial Accounting Standards No. 72 (FAS 72 goodwill). As a result of adjustments to shorten the estimated useful lives of FAS 72 goodwill, during the first nine months of 2002, we recorded amortization expense of $9.9 million, compared to $5.0 million during the same period of 2001.
     During October of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147 (Statement 147). Statement 147 requires financial institutions to subject all of their goodwill (including FAS 72 goodwill relating to transactions determined to be business combinations) to an annual impairment test instead of amortizing the asset over its estimated useful life. Management is currently evaluating the provisions of Statement 147 to determine if the transactions that generated FAS 72 goodwill are deemed to be business combinations. If those transactions are characterized as business combinations, the FAS 72 goodwill amortization expense recognized during 2002 will be reversed during the fourth quarter of 2002. We anticipate that this matter will be resolved during the fourth quarter of 2002.

INCOME TAXES
     Income tax expense amounted to $37.6 million during the first nine months of 2002, compared to $38.5 million during the same period of 2001, a 2.3 percent reduction. The effective tax rates for these periods were 35.5 percent and 37.0 percent, respectively. The decrease in income tax expense and the effective tax rate resulted from the adoption of Statement 142 at January 1, 2002, at which time we discontinued the amortization of goodwill. Since this amortization expense was non-deductible for income tax purposes, the expense reduction resulting from the change did not generate additional income tax expense. Income tax expense for the third quarter of 2002 was $12.3 million, compared to $12.0 million during the same period of 2001. The effective tax rates for were 35.7 percent and 36.6 percent for the third quarter of 2002 and 2001. The higher income tax expense reflects the impact of higher pre-tax income, while the lower effective tax rates result from the discontinuation of goodwill amortization.

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

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
     BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At September 30, 2002 and 2001, the leverage capital ratio of BancShares was 9.22 percent and 7.98 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratio was 13.42 percent at September 30, 2002, and 11.71 percent as of September 30, 2001. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 14.73 percent at September 30, 2002 and 13.02 percent as of September 30, 2001. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies.

SEGMENT REPORTING
     BancShares conducts its banking operations through two wholly-owned subsidiaries, FCB and ASB. Although FCB and ASB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity has separate management groups. Additionally, the financial results and trends of ASB reflect the de novo nature of its growth.
     Atlantic States Bank. ASB's total assets increased from $824.9 million at September 30, 2001 to $999.6 million at September 30, 2002, an increase of $174.8 million or 21.2 percent. This growth resulted from loan growth and an expanding branch network. ASB's net interest income increased $10.2 million or
77.5 percent during the first nine months of 2002, when compared to the same period of 2001, the result of balance sheet growth. Provision for loan losses increased $162,000 or 6.3 percent due to higher levels of nonperforming assets, higher historical net charge-offs and loan growth.
     ASB's noninterest income increased $682,000 or 22.5 percent during the first nine months of 2002, primarily the result of higher service charge income. Noninterest expense increased $4.4 million or 19.5 percent during 2002. Higher personnel, occupancy and equipment costs reflect the impact of the expanded branch network.
     ASB recorded a net loss of $1.6 million during the first nine months of 2002 compared to a net loss of $5.6 million during the same period of 2001. This represents a $4.0 million or 71.6 percent reduction in the net loss, primarily due to ASB's balance sheet growth. Substantially all of ASB's growth has been on a de novo basis, and ASB continues its efforts to build a customer base in its highly competitive markets. We continue to seek new growth opportunities for ASB, including the planned expansions into the Austin, Texas and Scottsdale, Arizona markets and at various locations in California. Our early investments in these new markets will result in higher levels of noninterest expense in the coming quarters.
     First Citizens Bank. FCB's total assets increased from $10.54 billion at September 30, 2001 to $10.88 billion at September 30, 2002, an increase of $332.6 million or 3.2 percent. This growth resulted from deposit growth. FCB's net interest income increased $8.7 million or 3.3 percent during the first nine months of 2002, the result of growth in interest-earning assets. Provision for loan losses increased $2.5 million or 18.0 percent due to higher net charge-offs and nonperforming assets.
     FCB's noninterest income increased $11.3 million or 7.4 percent during the first nine months of 2002, primarily the result of higher service charge and cardholder and merchant services income. Noninterest expense increased $13.4 million or 4.6 percent during the first nine months of 2002, primarily due to higher personnel costs.
     FCB recorded net income of $77.4 million during the first nine months of 2002 compared to $74.4 million during the same period of 2001. This represents a $2.9 million or 3.9 percent increase in net income.

ACCOUNTING MATTERS
     Except for those provisions that became effective and were adopted by BancShares during 2001, we adopted the provisions of Statements of Financial Accounting Standards (SFAS) No. 142 (Statement 142) on January 1, 2002. During the second quarter of 2002, we completed our initial goodwill impairment review, and no impairment was identified. Further discussion related to the adoption of Statement 142 and the October 2002 issuance of Statement 147 is found under the caption Noninterest Expense and in the notes to the accompanying consolidated financial statements.
     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement 144 establishes a single accounting model for long-lived assets to be disposed of by a sale. We adopted the provisions of Statement 144 on January 1, 2002. The implementation did not have a material impact on our consolidated financial position or consolidated results of our operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146), which becomes effective prospectively for exit or disposal activities initiated after December 31, 2002. Under Statement 146, we will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. In periods after initially recording a liability, we will adjust the liability to reflect revisions to the expected timing or amount of estimated cash flows, discounted at the appropriate interest rate originally used to measure the liability. Statement 146 also establishes accounting standards for employee and contract termination costs. The impact from the adoption of Statement 146 is dependent on the nature and extent of exit and disposal activities. Consequently, at this time, we are unable to estimate the ultimate impact from the adoption of Statement 146.
     The provisions of Statement 147 are discussed above, under the caption Noninterest Expense.
     Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios, or results of operations.

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