Form 10-K
period 2002-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2003-03-14
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 0-16471

FIRST CITIZENS BANCSHARES, INC.

(Exact name of Registrant as specified in the charter)

Delaware	56-1528994
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

3128 Smoketree Court

Raleigh, North Carolina 27604

(Address of Principal Executive Offices, Zip Code)

(919) 716-7000

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to:
Section 12(b) of the Act:	8.40% Preferred Securities of FCB/NC Capital Trust II
Section 12(g) of the Act:	Class A Common Stock, Par Value $1
Class B Common Stock, Par Value $1
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒     No ☐

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $673,916,280.

On March 13, 2003, there were 8,793,233 outstanding shares of the Registrant’s Class A Common Stock and 1,677,675 outstanding shares of the Registrant’s Class B Common Stock.

Portions of the Registrant’s definitive Proxy Statement dated March 24, 2003 are incorporated in Part III of this report.

CROSS REFERENCE INDEX

PART 1	Item 1	Description of Business	3

	Item 2	Properties	4

	Item 3	Legal Proceedings	31

	Item 4	Submission of Matters to a Vote of Security Holders	None

PART II	Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters	4

	Item 6	Selected Financial Data	7

	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5-33

	Item 7A	Quantitative and Qualitative Disclosures about Market Risk	18-19

	Item 8	Financial Statements and Supplementary Data

		Independent Auditors’ Report	34

		Consolidated Balance Sheets at December 31, 2002 and 2001	35

		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2002	36

		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2002	37

		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002	38

		Notes to Consolidated Financial Statements	39-60

		Quarterly Financial Summary for 2002 and 2001	29

	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	None

PART III	Item 10	Directors and Executive Officers of Registrant	*

	Item 11	Executive Compensation	*

	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	*

	Item 13	Certain Relationships and Related Transactions	*

	Item 14	Controls and Procedures	4

PART IV	Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K

	(a) (1)	Financial Statements (see Item 8 for reference)

	(2)	Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable, except as referred to in Item 8.

	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K have been filed separately with the Commission and are available upon written request.

	(b)	During the quarter ended December 31, 2002, no reports on Form 8-K were filed.

*	Information required by Item 10 is incorporated herein by reference to the information that appears under the headings ‘Section 16(a) Beneficial Ownership Reporting Compliance’, ‘Proposal 1: Election of Directors’ and ‘Executive Officers’ on pages 4-10 of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Information required by Item 11 is incorporated herein by reference to the information that appears under the heading ‘Director Compensation’ on page 6 and under the heading ‘Executive Compensation’ on pages 9-10 of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Information required by Item 12 is incorporated herein by reference to the information that appears under the headings ‘Beneficial Ownership of Voting Securities’ on pages 2-4 of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Information required by Item 13 is incorporated herein by reference to the information that appears under the heading ‘Compensation Committee’ on pages 7-8 and under the heading ‘Transactions with Related Parties’ on pages 11-12 of Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

Description of Business

First Citizens BancShares, Inc. (BancShares) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (First Citizens Bank or FCB), its banking subsidiary. On October 21, 1986 BancShares became the sole shareholder of First Citizens Bank. FCB was chartered on March 4, 1893, as the Bank of Smithfield, Smithfield, North Carolina, and through a series of mergers and name changes, it later became First-Citizens Bank & Trust Company. As of December 31, 2002, FCB operated 342 offices in North Carolina, Virginia and West Virginia.

On April 28, 1997, BancShares launched Atlantic States Bank (ASB), a federally chartered thrift institution. ASB branches were initially concentrated within the metropolitan Atlanta, Georgia market. In 1999, ASB expanded its presence into Florida, focusing initially on selected markets in southwest Florida. The targeted market areas within Florida have grown to now include Jacksonville and Fort Lauderdale. Except for the acquisition of several grocery store locations, all of ASB’s growth in Georgia and Florida has been on a de novo basis. During 2002, ASB continued its expansion into high-growth markets by opening three offices in Austin, Texas, operating under the name of IronStone Bank, a division of ASB (ISB). At December 31, 2002, ASB had 41 offices with total assets of $1.04 billion.

During early 2003, ISB opened an initial office in Scottsdale, Arizona. ISB has also announced plans to open branch offices in the San Diego and LaJolla communities in Southern California and Newport Beach and Sacramento in Northern California. These markets have been selected based on their strong anticipated economic growth rates and the desire to bring a bank with a focus on customer service to the retail and business customers in these communities.

During 2000, BancShares became a financial holding company, a designation that allows BancShares to offer products and services that a bank holding company may not provide. As a first step to exercising the broader powers available to a financial holding company, during 2000, American Guaranty Insurance Company (“AGI”), formerly a wholly-owned subsidiary of FCB, became a wholly-owned subsidiary of BancShares. As a direct subsidiary of BancShares, AGI has more flexibility in its product offering than it did as a subsidiary of FCB.

BancShares’ executive offices are located at 3128 Smoketree Court, Raleigh, North Carolina 27604, and its telephone number is (919) 716-7000. Although BancShares does not maintain a dedicated website, information regarding BancShares is available at FCB’s website, firstcitizens.com. At December 31, 2002, BancShares and its subsidiaries employed a full-time staff of 4,166 and a part-time staff of 775 for a total of 4,941 employees.

BancShares’ principal assets are its investment in and receivables from its banking subsidiaries and its investment securities portfolio. Its primary sources of income are dividends from FCB and interest income on its investment securities portfolio. Certain legal restrictions exist regarding the ability of FCB and ASB to transfer funds to BancShares in the form of cash dividends or loans. For information regarding these restrictions, see Note Q of BancShares’ consolidated financial statements, contained in this report.

BancShares’ subsidiary banks seek to meet the needs of both consumers and commercial entities in their respective market areas. These services, offered at most offices, include normal taking of deposits, cashing of checks, and providing for individual and commercial cash needs; numerous checking and savings plans; commercial, business and consumer lending; a full-service trust department; and other activities incidental to commercial banking. Triangle Life Insurance Company underwrites and sells credit-related life insurance products. Nantahala, Inc. owns loans originated by FCB. First Citizens Investor Services, Inc., a registered broker-dealer in securities, provides various investment products, including annuities, discount brokerage services and third-party mutual funds to customers. First Citizens Bank, National Association (formerly, First-Citizens Bank, A Virginia Corporation) (FCB-NA) is the issuing and processing bank for BancShares’ retail credit cards. Pisgah, Inc., a wholly-owned subsidiary of FCB-NA, owns credit card receivables. Various other subsidiaries are either inactive or not material to BancShares’ consolidated financial position or to consolidated net income.

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

Properties

Through its subsidiary financial institutions, as of December 31, 2002, BancShares operated branch offices at 383 locations in North Carolina, Virginia, West Virginia, Florida, Georgia and Texas. BancShares owns many of the buildings and leases other facilities from third parties.

Additional information relating to premises, equipment and lease commitments is set forth in Note E of BancShares’ consolidated financial statements.

Market for Registrant’s Common Equity and Related Stockholder Matters

BancShares’ Class A and Class B common stock is traded in the over-the-counter market, and the Class A common stock is quoted on the Nasdaq National Market System under the symbol FCNCA. The Class B common stock is quoted on the OTC Bulletin Board. As of December 31, 2002, there were 2,734 holders of record of the Class A common stock, and 515 holders of record of the Class B common stock.

The per share cash dividends paid by BancShares and the high and low sales prices for each quarterly period during 2002 and 2001 are set forth in Table 18 under the caption ‘Per Share of Stock’ of this report. A cash dividend of 27.5 cents per share was declared by the Board of Directors on January 27, 2003, payable April 7, 2003, to holders of record as of March 17, 2003. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. Subject to the foregoing, it is currently management’s expectation that comparable cash dividends will continue to be paid in the future.

Controls and Procedures

In conjunction with this filing and their certifications of the disclosures contained within this filing, Chief Executive Officer Lewis R. Holding and Chief Financial Officer Kenneth A. Black evaluated the effectiveness of Registrant’s disclosure controls and procedures. This review, which occurred within 90 days of this report’s filing, found the disclosure controls and procedures to be effective.

There were no significant changes in Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation by Mr. Holding and Mr. Black.

Available Information

BancShares does not have its own separate Internet website. However, BancShares will provide a hyperlink from FCB’s Internet website (http://www.firstcitizens.com) to the SEC’s website where the public may obtain copies of BancShares’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Interested parties may also directly access the SEC’s Internet website that contains reports and other information that BancShares files electronically with the SEC. The address of the SEC’s website is http://www.sec.gov. BancShares will provide paper copies of its filings free of charge upon request to Kenneth A. Black, Chief Financial Officer.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. (“BancShares”), for the years 2002, 2001 and 2000. BancShares is a financial holding company with two wholly-owned banking subsidiaries: First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and Atlantic States Bank (ASB), a federally chartered thrift institution. FCB operates branches in North Carolina, West Virginia, and Virginia. ASB operates branches in Georgia, Florida, Texas and Arizona.

This discussion and related financial data should be read in conjunction with our audited consolidated financial statements and related footnotes, presented on pages 34 through 60 of this report. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2002, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

CRITICAL ACCOUNTING POLICIES

The preparation of our audited consolidated financial statements and the information included in management’s discussion and analysis is governed by policies that are based on accounting principles generally accepted in the United States of America and general practices within the banking industry. Among the more significant policies are those that govern accounting for loans and reserve for loan losses, investment securities and intangible assets. These policies are discussed in Note A of the consolidated financial statements.

Estimates and judgments are integral to our accounting for certain items, and those estimates and judgments affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. BancShares periodically evaluates its estimates, including those related to the reserve for loan losses, impairment of investment securities, goodwill and intangible assets, pension plan assumptions and contingencies. While we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. Further information regarding the accounting policies that we consider to be critical is provided below and in other portions of this discussion.

Reserve for loan losses.    The reserve for loan losses reflects the estimated losses that will result from the inability of our customers to make required payments. The reserve for loan losses results from management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in our opinion, deserve current recognition in estimating possible credit losses. Our evaluation process is based on historical evidence and current trends among delinquencies, defaults and nonperforming assets. Our estimate of the reserve for loan losses does not include the impact of events that might occur in the future.

Management considers the established reserve adequate to absorb losses that relate to loans outstanding at December 31, 2002, although future additions to the reserve may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of additions to the reserve based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional reserves may be required.

Other than temporary impairment of investment securities.    Our policy regarding other than temporary impairment of investment securities requires a continuous monitoring of our investment securities. Individual investment securities with a fair value that is less than 80% of original cost over a continuous period that spans two quarter-ends are evaluated for impairment during the subsequent quarter. That evaluation includes an assessment of both qualitative and quantitative measures to determine whether, in management’s judgment, the investment is likely to recover its original value. When that evaluation concludes that no such recovery is likely, the unrealized loss is reported as an other than temporary impairment, and the loss is recorded as a securities transaction on the consolidated statements of income. If our analysis suggests that a loss of asset value has occurred, management may elect to record an other than temporary impairment, even if the prescribed period of time has not lapsed.

Pension plan assumptions.    Although the assets and liabilities associated with the defined benefit pension plan maintained for our associates are not included within the audited financial statements, the selection of key assumptions used to determine the value of the pension obligation and the plan’s assets can have a direct impact on the pension expense that we report within employee benefit expense in our consolidated statement of income. The discount rate is used to determine the present value of the benefits that the pension plan will pay to the plan participants. The discount rate reflects the interest rate that could be obtained by a suitable investment used to fund the obligation being considered. Given the reductions in market interest rates during the past two years, the discount rate used to determine the pension obligation has declined from 7.25 percent at December 31, 2000, to 7.00 percent at December 31, 2001 and to 6.50 percent at December 31, 2002. Assuming other variables remain unchanged, a reduction in the discount rate would result in higher pension expense.

The estimated long-term rate of return on plan assets is used to calculate the value of plan assets over time. The long-term rate of return on plan assets was 8.50 percent at December 31, 2002, 2001 and 2000. Due to the significant reductions in projected investment rates of return, we have adjusted the long-term rate of return on plan assets to 8.00 percent, and our pension expense for 2003 will be based on that assumption. If market rates and investment returns remain at current levels for a prolonged period of time, this rate would be further reduced. Assuming other variables remain unchanged, a reduction in the long-term rate of return on plan assets would result in higher pension expense.

The assumed rate of future compensation increases allows the pension obligations, which are dependent on compensation over a period of time prior to retirement, to be estimated. This amount, which is reviewed annually based on actual experience, has remained at 4.75 percent for 2002, 2001 and 2000. Assuming other variables remain unchanged, a reduction in the rate of future compensation increases would result in lower pension expense.

Goodwill and Intangible Assets.  Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in a business combination, is tested at least annually for impairment. The impairment test is a two-step process that begins with an estimation of the fair value of each reporting unit and a comparison of that fair value to the carrying value of the reporting unit. If the initial evaluation suggests that an impairment of the asset value exists, the second step would determine the amount of the impairment, if any. If the test concludes that goodwill is impaired, the carrying value would be adjusted, and an impairment loss would be recorded.

Other intangible assets with estimable lives are amortized on a straight-line basis over their estimated useful lives. The estimated useful lives are periodically reviewed for reasonableness.

SUMMARY

BancShares reported net income of $92.8 million during 2002, compared to $86.9 million in 2001 and $98.3 million in 2000. Net income for 2002 represented a 6.7 percent increase when compared to 2001. The $5.8 million increase was the result of higher net interest income and noninterest income, partially offset by increased levels of noninterest expense and provision for loan losses. The $11.4 million reduction in net income during 2001 from 2000 resulted from increased levels of noninterest expense and provision for loan losses, partially offset by improved levels of noninterest income and marginally higher net interest income. Net income per share for 2002 totaled $8.85, compared to $8.27 and $9.32 for 2001 and 2000, respectively. Return on average assets was 0.78 percent during 2002, 0.77 percent during 2001 and 0.98 percent during 2000. Detailed information regarding the components of net income over the five years from 1998 through 2002 is provided in the following discussion. Tables 5 and 8 provide information on net interest income. Table 13 provides details related to the provision for loan losses. Tables 15 and 16 present information regarding the components of noninterest income and expense, respectively.

An analysis of BancShares’ financial condition and growth can be made by examining the changes and trends in interest-earning assets and interest-bearing liabilities, and a discussion of these changes and trends follows. The information presented in Table 5 is useful in making such an analysis. Table 2 details acquisitions and divestitures during 2002, 2001 and 2000. All of the acquisitions were accounted for as purchases, with the results of operations included with BancShares’ consolidated statements of income since the respective acquisition dates.

Table 1

FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

	2002	2001	2000	1999	1998
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$596,169	$715,427	$708,170	$633,891	$619,487
Interest expense	214,018	346,510	342,828	281,542	292,071

Net interest income	382,151	368,917	365,342	352,349	327,416
Provision for loan losses	26,550	24,134	15,488	11,672	19,879

Net interest income after provision for loan losses	355,601	344,783	349,854	340,677	307,537
Noninterest income	221,389	215,555	202,190	165,339	145,417
Noninterest expense	433,447	422,597	394,784	375,620	342,213

Income before income taxes	143,543	137,741	157,260	130,396	110,741
Income taxes	50,787	50,805	58,949	48,596	39,732

Net income	$92,756	$86,936	$98,311	$81,800	$71,009

Net interest income, taxable equivalent	$383,494	$370,857	$368,190	$354,566	$329,764

SELECTED AVERAGE BALANCES
Total assets	$11,843,239	$11,235,859	$10,005,597	$9,622,774	$9,173,020
Investment securities	2,610,622	2,196,473	1,618,584	1,908,300	2,305,395
Loans	7,379,607	7,105,915	6,955,772	6,399,114	5,847,531
Interest-earning assets	10,553,574	10,038,074	8,984,878	8,638,698	8,281,072
Deposits	10,007,398	9,405,328	8,390,920	8,105,443	7,759,315
Interest-bearing liabilities	9,129,168	8,798,893	7,772,889	7,517,483	7,249,290
Long-term obligations	263,291	186,636	154,634	157,897	133,935
Shareholders’ equity	$924,877	$847,374	$763,386	$693,559	$629,089
Shares outstanding	10,478,843	10,507,289	10,551,607	10,625,457	10,626,311

SELECTED PERIOD-END BALANCES
Total assets	$12,231,890	$11,864,991	$10,691,617	$9,717,099	$9,605,787
Investment securities	2,539,236	2,791,296	1,816,720	1,371,894	2,160,329
Loans	7,620,263	7,196,177	7,109,692	6,751,039	6,195,591
Interest-earning assets	10,783,069	10,489,382	9,357,794	8,596,326	8,588,645
Deposits	10,439,620	9,961,605	8,971,868	8,173,598	8,112,408
Interest-bearing liabilities	9,298,080	9,206,903	8,384,692	7,554,229	7,542,636
Long-term obligations	253,409	284,009	154,332	155,683	158,801
Shareholders’ equity	$967,291	$885,043	$810,728	$728,757	$660,749
Shares outstanding	10,473,294	10,483,456	10,522,836	10,610,399	10,625,559

PROFITABILITY RATIOS (averages)
Rate of return on:
Total assets	0.78%	0.77%	0.98%	0.85%	0.77%
Shareholders’ equity	10.03	10.26	12.88	11.79	11.29
Dividend payout ratio	11.30	12.09	10.73	12.99	15.11

LIQUIDITY AND CAPITAL RATIOS (averages)
Loans to deposits	73.74%	75.55%	82.90%	78.95%	75.36%
Shareholders’ equity to total assets	7.81	7.54	7.63	7.21	6.86
Time certificates of $100,000 or more to total deposits	10.87	11.43	9.46	9.02	9.21

PER SHARE OF STOCK
Net income	$8.85	$8.27	$9.32	$7.70	$6.62
Cash dividends	1.00	1.00	1.00	1.00	1.00
Market price at December 31 (Class A)	96.60	97.75	80.75	69.75	90.00
Book value at December 31	92.36	84.42	77.04	68.68	62.18
Tangible book value at December 31	81.73	73.78	65.76	58.13	50.73

Table 2

ACQUISITIONS AND DIVESTITURES

Year	Institution and Location	Total Loans	Total Deposits
		(thousands)
2002	Purchase of two branches by First Citizens Bank	$4,201	$24,285
2001	Purchase of two branches by First Citizens Bank	11,187	50,493
2000	Purchase of six branches by First Citizens Bank	13,569	143,078
2000	Sale of four branches by First Citizens Bank	(91,406)	(91,810)

INTEREST-EARNING ASSETS

Interest-earning assets averaged $10.55 billion during 2002, an increase of $515.5 million or 5.1 percent over 2001 levels, compared to a $1.05 billion or 11.7 percent increase in 2001 over 2000 levels. Growth among interest-earning assets during 2002 and 2001 resulted from increases in the investment securities portfolio and moderate loan growth.

Loans.    As of December 31, 2002, gross loans outstanding were $7.62 billion, a 5.9 percent increase over the December 31, 2001 balance of $7.20 billion. Loan balances for the last five years are presented in Table 3. The $424.1 million increase in loans during 2002 was primarily due to growth of revolving loans secured by real estate, commercial mortgage loans and consumer loans. The $305.9 million increase in revolving loans secured by real estate reflects robust demand for the retail EquityLine product. The $226.4 million increase in commercial mortgage loans reflects the continuing demand for these loans among business customers. Consumer loans, which totaled $1.15 billion at December 31, 2002, increased 7.4 percent during 2002, the result of growth among credit card loans and indirect automobile loans originated through our sales finance unit.

Table 3

LOANS

	December 31
	2002	2001	2000	1999	1998
	(thousands)
Real estate:
Construction and land development	$799,278	$801,354	$748,941	$637,982	$529,038
Mortgage:
Commercial	2,035,646	1,809,260	1,542,832	1,406,498	1,171,802
1-4 family residential	1,058,082	1,260,010	1,485,691	1,298,998	1,266,393
Revolving	1,335,024	1,024,181	851,810	755,342	617,062
Other	150,226	151,332	173,825	148,584	148,072

Total real estate loans	5,378,256	5,046,137	4,803,099	4,247,404	3,732,367
Commercial and industrial	925,775	915,596	928,592	979,242	842,679
Consumer	1,154,280	1,073,954	1,217,850	1,392,978	1,516,410
Lease financing	141,372	139,966	134,483	123,908	93,680
Other	20,580	20,524	25,668	7,507	10,455

Total gross loans	7,620,263	7,196,177	7,109,692	6,751,039	6,195,591
Less reserve for loan losses	112,533	107,087	102,655	98,690	96,115

Net loans	$7,507,730	$7,089,090	$7,007,037	$6,652,349	$6,099,476

All information presented in this table relates to domestic loans as BancShares makes no foreign loans.

Commercial and industrial loans totaled $926.3 million at December 31, 2002, an increase of 1.2 percent over 2001, evidence of sluggish loan demand for this type of financing among business customers, due in turn to generally weak economic conditions in BancShares key market areas. Loans secured by 1-4 family residential mortgages declined $197.0 million during 2002, primarily the result of refinance activity among portfolio loans and the popularity of the Equityline product. Since 2001, substantially all of the residential mortgage loans offered by BancShares have been originated through correspondents, resulting in a gradual decline in 1-4 family residential mortgage loan balances as outstanding loans amortize or are refinanced.

During 2001, the $86.5 million increase in loans was primarily due to growth of commercial mortgage loans and revolving loans secured by real estate. Commercial mortgage loans increased $238.4 million and revolving loans increased $172.4 million during 2001, both resulting from customer demand for these products. Partially offsetting these increases was a reduction of $211.4 million in residential mortgage loans and $143.9 million in consumer loans. The reduction in residential mortgage loans during 2001 resulted from sales and refinancing of existing portfolio loans, while the reduction in consumer loans resulted primarily from reductions in automobile sales finance activity.

Despite the current low level of interest rates, which would normally stimulate loan demand and business growth, current economic conditions and geopolitical risks contribute to general uncertainty among business and retail customers. Management anticipates general weakness in demand for business loan products during 2003 due to continued sluggish economic prospects. However, for both business and retail customers, we expect revolving loans secured by real estate will continue to grow during 2003. Management projects consumer loans will exhibit modest growth rates due to stable levels of automobile purchases. All growth projections, however, are subject to change as a result of further economic deterioration or improvement.

Investment Securities.    At December 31, 2002, and 2001, the investment securities portfolio totaled $2.54 billion and $2.79 billion, respectively. Investment securities held to maturity totaled $2.42 billion and $2.66 billion, respectively, at December 31, 2002 and 2001. In each period, U.S. Treasury and government agency securities represented substantially the entire held-to-maturity portfolio.

Investment securities available for sale at December 31, 2002 and 2001 totaled $121.7 million and $132.4 million, respectively. Investment securities available for sale include U.S. Treasury obligations, government agency securities and equity securities. Unrealized gains and losses on available-for-sale securities are included as a component of shareholders’ equity, net of deferred taxes.

Investment securities averaged $2.61 billion during 2002, $2.20 billion during 2001 and $1.62 billion during 2000. As a percentage of average interest-earning assets, investment securities represented 24.7 percent, 21.9 percent and 18.0 percent during 2002, 2001 and 2000, respectively. Table 4 presents detailed information relating to the investment securities portfolio.

Overnight Investments.    At December 31, 2002 and 2001, overnight investments, which include federal funds sold and interest-bearing deposits in other financial institutions, totaled $623.6 million and $501.9 million, respectively. These investments averaged $563.3 million, $735.7 million and $410.5 million, respectively, during 2002, 2001 and 2000. During 2002, average overnight securities decreased $172.3 million or 23.4 percent, the result of interest-earning asset and liquidity management decisions. The increase in 2001 resulted from increased liquidity from deposit growth.

Table 4

INVESTMENT SECURITIES

	December 31
	2002				2001		2000
	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Cost	Fair Value
	(thousands, except maturity and yield information)
Investment securities held to maturity:
U. S. Government:
Within one year	$1,643,877	$1,652,014	0/5	2.71%	$2,452,587	$2,474,155	$1,450,484	$1,452,268
One to five years	744,938	755,010	1/6	2.28	197,174	197,169	315,194	318,898
Five to ten years	91	97	7/0	8.00	148	155	210	216
Over ten years	26,378	27,517	15/2	7.39	5,348	5,475	7,834	7,891

Total	2,415,284	2,434,638	0/8	4.63	2,655,257	2,676,954	1,773,722	1,779,273

State, county and municipal:
Within one year	—	—	—	—	1,254	1,278	700	702
One to five years	480	502	2/6	5.55	500	517	1,758	1,800
Five to ten years	144	154	4/2	5.88	143	149	1,681	1,808
Over ten years	1,415	1,551	15/4	6.02	1,412	1,517	—	—

Total	2,039	2,207	8/0	6.25	3,309	3,461	4,139	4,310

Other
Within one year	10	10	0/1	2.32	25	25	20	20
One to five years	—	—	—	—	10	10	35	35
Five to ten years	250	250	5/7	7.75	250	250	250	250

Total	260	260	5/10	7.03	285	285	305	305

Total investment securities held to maturity	2,417,583	2,437,105	0/11	2.61	2,658,851	2,680,700	1,778,166	1,783,888

Investment securities available for sale
U. S. Government:
Within one year	45,245	45,353	0/4	1.98%	51,560	51,563	—	—
One to five years	20,196	20,356	1/7	1.90	25,695	25,664	—	—

Total	65,441	65,709	0/9	1.96	77,255	77,227	—	—

State, county and municipal:
One to five years	282	281	4/7	1.86	—	—	—	—
Five to ten years	165	163	9/8	6.51	—	—	—	—
Over ten years	145	145	29/11	1.15	1,263	1,281	—	—

Total	592	589	12/3	2.98	1,263	1,281	—	—

Marketable equity securities	41,316	55,355	—	—	41,279	53,937	28,875	38,554

Total investment securities available for sale	107,349	121,653	0/10	1.97	119,797	132,445	28,875	38,554

Total investment securities	$2,524,932	$2,558,758			$2,778,648	$2,813,145	$1,807,041	$1,822,442

The average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income tax purposes for all periods and 6.90% for state income taxes for 2002 and 2001 and 7.00% for 2000.

Income on Interest-Earning Assets.    Interest income amounted to $596.2 million during 2002, a $119.3 million or 16.7 percent decrease from 2001, compared to a $7.3 million or 1.0 percent increase from 2000 to 2001. The decline in interest income during 2002 reflected the net impact of lower yields on interest-earning assets, partially offset by higher average assets. The increase in interest income during 2001, when compared to 2000, resulted from loan growth, partially offset by lower asset yields.

Table 5 analyzes interest-earning assets and interest-bearing liabilities for the five years ending December 31, 2002. To help assess the impact of the tax-exempt status of income earned on certain loans, leases and municipal securities, Table 5 is prepared on a taxable-equivalent basis. The taxable-equivalent yield on interest-earning assets was 5.66 percent during 2002, a 149 basis point decrease from the 7.15 percent reported in 2001. Although the reduction in market interest rates was significant to the yield reduction, also affecting the yield on interest-earning assets is a continual change in our asset mix. As a percentage of average interest-earning assets, loans represented 69.9 percent, 70.8 percent and 77.4 percent during 2002, 2001 and 2000, respectively. The reduction in the ratio of loans to total earning assets during 2001 and 2002 highlights the current economic climate that is characterized by deposit growth prompted by investor fears of more risky investment options. This deposit growth has generated excess balance sheet liquidity that is not being absorbed by adequate demand for quality loans. As a result, our average investment in lower-yielding investment securities and overnight investments has increased, further reducing our asset yield.

The taxable-equivalent yield on the loan portfolio decreased from 8.00 percent in 2001 to 6.66 percent in 2002. As a result of that reduction, loan interest income decreased $76.1 million or 13.4 percent from 2001. This followed a decrease of $17.9 million or 3.1 percent in loan interest income in 2001 over 2000, the net result of decreased loan yields and higher average loans outstanding. The lower loan yields during 2002 and 2001 reflect the continued reductions in interest rates triggered by reductions in the discount and federal funds rates by the Federal Reserve Bank. These reductions have led to reductions in the prime interest rate, resulting in lower yields on prime-based loans as well as frequent refinancing of fixed-rate loans.

Interest income earned on the investment securities portfolio amounted to $96.7 million, $120.2 million and $97.6 million during 2002, 2001 and 2000, respectively. The taxable-equivalent yield on the investment securities portfolio was 3.71 percent, 5.48 percent and 6.04 percent, respectively, for 2002, 2001 and 2000. The $23.5 million decrease in investment interest income during 2002 reflected lower yields, partially offset by higher average securities. The $22.6 million increase in investment interest income from 2000 to 2001 was the result of increases in average investment securities during 2001, partially offset by a lower taxable-equivalent yield on the investment securities portfolio.

Interest earned on overnight investments was $9.0 million during 2002, compared to $28.7 million during 2001 and $26.1 million during 2000. The $19.7 million reduction during 2002 resulted from a 231 basis point yield reduction and a reduction in average overnight investments. During 2001, interest income earned from overnight investments increased $2.5 million over 2000, the net result of the growth in average overnight investments and a 246 basis point yield reduction.

INTEREST-BEARING LIABILITIES

At December 31, 2002, and 2001 interest-bearing liabilities totaled $9.30 billion and $9.21 billion, respectively, an increase of $91.2 million or 1.0 percent. The increase during 2002 results from moderately higher levels of interest-bearing deposits, partially offset by lower short-term borrowings and long-term obligations. Interest-bearing liabilities averaged $9.13 billion during 2002, an increase of $330.3 million or 3.8 percent over 2001 levels. During 2001, interest-bearing liabilities averaged $8.80 billion, an increase of $1.03 billion or 13.2 percent over 2000, with much of that growth resulting from time deposits and money market deposits.

Deposits.    At December 31, 2002, deposits totaled $10.44 billion, an increase of $478.0 million or 4.8 percent from the $9.96 billion in deposits recorded as of December 31, 2001. Total deposits averaged $10.01 billion in 2002, an increase of $602.1 million or 6.4 percent over 2001. Average interest-bearing deposits were $8.34 billion during 2002, an increase of $384.4 million or 4.8 percent. Money market deposits averaged $2.31 billion, an increase of $561.1 million or 32.2 percent over 2001. Average Checking With Interest deposits were $1.27 billion in 2002 and $1.15 billion in 2001. This represented an increase of $121.1 million or 10.6 percent. Management attributes much of the deposit growth during 2002 to continued volatility within the equity markets and investor attraction to the safety and soundness of traditional bank deposits. However, due to very low market interest rates, customers have been reluctant to invest in time deposit products but are instead shifting available liquidity to money market deposit and other checking account products. As a result, average time deposits decreased $331.6 million or 7.4 percent during 2002. These deposits averaged $4.12 billion during 2002, compared to $4.45 billion during 2001.

During 2001, total deposits averaged $9.41 billion, an increase of $1.01 billion or 12.1 percent over 2000. Average interest-bearing deposits were $7.95 billion during 2001, an increase of $912.1 million or 13.0 percent. Time deposits averaged $4.45 billion during 2001, an increase of $593.2 million or 15.4 percent over 2000. Average money market accounts were $1.74 billion during 2001, an increase of $267.1 million or 18.1 percent. As in 2002, we attribute the deposit growth in 2001 primarily to funds leaving more volatile equity markets.

Table 5

AVERAGE BALANCE SHEETS

	2002			2001
	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
	(thousands, taxable equivalent)
Assets:
Loans	$7,379,607	$491,770	6.66%	$7,105,915	$568,379	8.00%
Investment securities:
U. S. Government	2,550,835	94,794	3.72	2,147,697	117,608	5.48
State, county and municipal	3,699	301	8.14	4,804	416	8.66
Other	56,088	1,673	2.98	43,972	2,288	5.20

Total investment securities	2,610,622	96,768	3.71	2,196,473	120,312	5.48
Overnight investments	563,345	8,974	1.59	735,686	28,676	3.90

Total interest-earning assets	10,553,574	$597,512	5.66%	10,038,074	$717,367	7.15%
Cash and due from banks	669,770			592,270
Premises and equipment	494,534			466,549
Other assets	235,484			243,841
Reserve for loan losses	(110,123)			(104,875)

Total assets	$11,843,239			$11,235,859

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking With Interest	$1,266,185	$3,450	0.27%	$1,145,115	$6,060	0.53%
Savings	642,764	3,435	0.53	608,882	6,680	1.10
Money market accounts	2,305,486	35,743	1.55	1,744,389	54,309	3.11
Time deposits	4,121,474	145,278	3.52	4,453,109	243,703	5.47

Total interest-bearing deposits	8,335,909	187,906	2.25	7,951,495	310,752	3.91
Short-term borrowings	529,968	4,528	0.85	660,762	20,643	3.12
Long-term obligations	263,291	21,584	8.20	186,636	15,115	8.10

Total interest-bearing liabilities	9,129,168	$214,018	2.34%	8,798,893	$346,510	3.94%
Demand deposits	1,671,489			1,453,833
Other liabilities	117,705			135,759
Shareholders’ equity	924,877			847,374

Total liabilities and shareholders’ equity	$11,843,239			$11,235,859

Interest rate spread			3.32%			3.21%
Net interest income and net yield on interest-earning assets		$383,494	3.63%		$370,857	3.69%

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for all periods, and state income tax rates of 6.90% for 2002 and 2001 and 7.00% for 2000.

Table 5

AVERAGE BALANCE SHEETS (continued)

2000			1999			1998
Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
(thousands, taxable equivalent)

$6,955,772	$587,192	8.44%	$6,399,114	$512,419	8.01%	$5,847,531	$480,741	8.22%

1,588,930	96,576	6.08	1,881,591	106,435	5.66	2,273,579	133,535	5.87
4,212	357	8.48	2,893	217	7.50	4,340	318	7.33
25,442	764	3.00	23,816	548	2.30	27,476	507	1.85

1,618,584	97,697	6.04	1,908,300	107,200	5.62	2,305,395	134,360	5.83
410,522	26,129	6.36	331,284	16,489	4.98	128,146	6,734	5.25

8,984,878	$711,018	7.91%	8,638,698	$636,108	7.36%	8,281,072	$621,835	7.51%
476,929			459,202			400,896
418,388			382,092			343,307
225,861			239,833			237,564
(100,459)			(97,051)			(89,819)

$10,005,597			$9,622,774			$9,173,020

$1,068,545	$6,338	0.59%	$1,074,885	$6,858	0.64%	$1,035,761	$10,255	0.99%
633,666	9,436	1.49	687,191	10,730	1.56	697,227	12,954	1.86
1,477,248	63,386	4.29	1,359,433	47,881	3.52	1,117,286	39,135	3.50
3,859,946	219,796	5.69	3,680,867	179,452	4.88	3,725,818	193,173	5.18

7,039,405	298,956	4.25	6,802,376	244,921	3.60	6,576,092	255,517	3.89
578,850	31,219	5.39	557,210	23,921	4.29	539,263	25,850	4.79
154,634	12,653	8.18	157,897	12,700	8.04	133,935	10,704	7.99

7,772,889	$342,828	4.41%	7,517,483	$281,542	3.75%	7,249,290	$292,071	4.03%
1,351,515			1,303,067			1,183,223
117,807			108,665			111,418
763,386			693,559			629,089

$10,005,597			$9,622,774			$9,173,020

		3.50%			3.61%			3.48%
	$368,190	4.10%		$354,566	4.10%		$329,764	3.98%

During 2002, time deposits in excess of $100,000 averaged 10.87 percent of total deposits, compared to 11.43 percent in 2001. We do not accept brokered deposits or solicit out-of-market deposits. Table 6 provides a maturity distribution for these deposits.

Table 6

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

December 31, 2002
(thousands)
Less than three months	$354,185
Three to six months	198,378
Six to 12 months	223,961
More than 12 months	286,707

Total	$1,063,231

Short-Term Borrowings.    At December 31, 2002, short-term borrowings totaled $462.6 million, compared to $611.4 million one year earlier. For the year ended December 31, 2002, short-term borrowings averaged $530.0 million, compared to $660.8 million during 2001 and $578.9 million during 2000. The $130.8 million or 19.8 percent decrease from 2001 to 2002 resulted from lower master notes, repurchase obligations and federal funds purchased, such reductions in turn being caused by the very low market rates of interest paid on such accounts during 2002. The $81.9 million or 14.2 percent increase from 2000 to 2001 resulted from higher levels of master notes and repurchase obligations as business customers more extensively utilized these forms of cash management instruments. Table 7 provides additional information regarding short-term borrowed funds.

Table 7

SHORT-TERM BORROWINGS

	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
	(thousands)
Master notes
At December 31	$239,718	0.40%	$305,537	0.85%	$322,944	5.39
Average during year	272,736	0.91	329,941	3.16	309,145	5.35
Maximum month-end balance during year	290,574	—	343,886	—	327,774	—

Repurchase agreements
At December 31	166,201	0.25	201,763	0.60	181,404	4.89
Average during year	194,704	0.52	213,830	2.50	170,925	4.88
Maximum month-end balance during year	203,456	—	231,353	—	197,113	—

Federal funds purchased
At December 31	30,980	0.98	41,700	1.21	71,825	5.93
Average during year	41,044	1.52	63,115	3.97	43,157	6.23
Maximum month-end balance during year	53,000	—	92,850	—	73,015	—

Other
At December 31	25,728	1.12	62,390	2.25	56,199	4.16
Average during year	21,484	1.85	53,876	4.39	55,623	6.56
Maximum month-end balance during year	61,371	—	63,408	—	63,893	—

BancShares continues to have access to various short-term borrowings, including the purchase of federal funds, overnight repurchase obligations and credit lines with various correspondent banks. Management anticipates continued use of these credit sources as needed during 2003.

Long-Term Obligations.    At December 31, 2002 and 2001, long-term obligations totaled $253.4 million and $284.0 million, respectively. In each case, the outstanding balance includes $250 million in trust preferred capital securities, $150 million of which were issued in 1998 and $100 million that was issued in October of 2001. The December 31, 2001 balance also includes $30 million in borrowings that were repaid during 2002.

During 2002, long-term obligations averaged $263.3 million, compared to $186.6 million during 2001 and $154.6 million during 2000. The $76.7 million increase during 2002 reflects the full-year impact of the $100 million in trust preferred capital securities that were issued during 2001, net of the early repayment of $30 million in long-term obligations. The higher level of long-term obligations during 2001, when compared to 2000, results from the partial-year impact of the trust preferred securities and the $30 million that was borrowed during 2001.

Expense of Interest-Bearing Liabilities.    Interest expense amounted to $214.0 million in 2002, a $132.5 million or 38.2 percent decrease from 2001. This followed a $3.7 million or 1.1 percent increase in interest expense during 2001 compared to 2000. The decrease in interest expense during 2002 was the result of lower market interest rates, while the increase in interest expense during 2001 was the net result of higher average volume, partially offset by lower interest rates. The blended rate on all interest-bearing liabilities was 2.34 percent during 2002, compared to 3.94 percent in 2001 and 4.41 percent in 2000. The reductions during 2002 and 2001 resulted from the actions by the Federal Reserve Bank to lower discount and federal funds rates repeatedly during 2001 and again during late 2002. The reductions in these key index rates pushed deposit and other borrowing costs lower during 2001 and 2002.

The aggregate rate on interest-bearing deposits was 2.25 percent during 2002, compared to 3.91 percent during 2001 and 4.25 percent during 2000. Interest expense on interest-bearing deposits amounted to $187.9 million during 2002, a 39.5 percent decrease from the $310.8 million recorded during 2001, which was a 3.9 percent increase over the $299.0 million recorded during 2000. The decline in interest expense from 2001 to 2002 was the net result of lower interest rates and higher average deposits. From 2000 to 2001, the increase in interest expense was the result of higher average deposit balances partially offset by lower average interest rates.

Interest expense for time deposits was $145.3 million during 2002, a $98.4 million or 40.4 percent decrease from 2001, the combined result of lower interest rates and a reduction in average time deposit balances. The $243.7 million in interest expense recorded during 2001 represents a $23.9 million or 10.9 percent increase over 2000, the net result of growth in average time deposits, partially offset by the impact of interest rate reductions.

Interest expense on short-term borrowings amounted to $4.5 million in 2002, a decrease of $16.1 million or 78.1 percent from 2001. Interest expense related to short-term borrowings totaled $20.6 million and $31.2 million, respectively, in 2001 and 2000. The decrease during 2002 was attributable to lower interest rates and decreases in average short-term borrowings. During 2001, the decline in interest expense resulted from lower interest rates, partially offset by higher average short-term borrowings when compared to 2000.

Interest expense associated with long-term obligations increased $6.5 million or 42.8 percent during 2002 to $21.6 million. The increase resulted from higher average volume, resulting from the full-year impact of the 2001 trust preferred securities and slightly higher rates. Due to the fixed-rate nature of the $250 million in trust preferred capital securities, the reductions in market interest rates during 2001 and 2002 did not reduce the cost of these borrowings.

NET INTEREST INCOME

Net interest income was $382.2 million during 2002, a $13.2 million or 3.6 percent increase over 2001. During 2001, net interest income was $368.9 million, a $3.6 million or 1.0 percent increase over 2000. Taxable-equivalent net interest income totaled $383.5 million during 2002, an increase of $12.6 million or 3.4 percent over 2001. This followed an increase of $2.7 million or 0.7 percent during 2001. Table 8 presents the annual changes in net interest income due to changes in volume, yields and rates. This table is presented on a taxable-equivalent basis to adjust for the tax-exempt status of income earned on certain loans, leases and municipal securities.

As Table 8 demonstrates, the combination of rapidly falling interest rates and the extremely low level to which such interest rates fell significantly challenged our ability to generate increased net interest income during 2002 and 2001. We were unable to adjust the interest rate paid on many of our deposit products in a similar magnitude as that which our interest-earning assets were being impacted by actions of the Federal Reserve Bank. However, in both years, the impact of balance sheet growth was adequate to more than offset the unfavorable impact of lower interest rates. The unfavorable impact of market interest rates on our net interest income is evident by the trend noted in the taxable-equivalent net yield on interest-earning assets, which measures the relationship between taxable-equivalent net interest income and average interest-earning assets. Despite the small increases in net interest income in each successive year, the net yield declined from 4.10 percent in 2000 to 3.69 percent in 2001 and 3.63 percent in 2002.

Table 8

CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	2002			2001
	Change from previous year due to:			Change from previous year due to:
	Volume	Yield/ Rate	Total Change	Volume	Yield/ Rate	Total Change
	(thousands)
Assets:
Loans	$20,065	$(96,674)	$(76,609)	$12,342	$(31,155)	$(18,813)
Investment securities:
U. S. Government	18,528	(41,342)	(22,814)	32,280	(11,248)	21,032
State, county and municipal	(93)	(22)	(115)	51	8	59
Other	495	(1,110)	(615)	760	764	1,524

Total investment securities	18,930	(42,474)	(23,544)	33,091	(10,476)	22,615
Overnight investments	(4,715)	(14,987)	(19,702)	16,685	(14,138)	2,547

Total interest-earning assets	$34,280	$(154,135)	$(119,855)	$62,118	$(55,769)	$6,349

Liabilities:
Deposits:
Checking With Interest	$485	$(3,095)	$(2,610)	$430	$(708)	$(278)
Savings	276	(3,521)	(3,245)	(320)	(2,436)	(2,756)
Money market accounts	13,083	(31,649)	(18,566)	9,890	(18,967)	(9,077)
Time	(14,920)	(83,505)	(98,425)	33,119	(9,212)	23,907

Total interest-bearing deposits	(1,076)	(121,770)	(122,846)	43,119	(31,323)	11,796
Short-term borrowings	(2,602)	(13,513)	(16,115)	3,488	(14,064)	(10,576)
Long-term obligations	6,246	223	6,469	2,605	(143)	2,462

Total interest-bearing liabilities	$2,568	$(135,060)	$(132,492)	$49,212	$(45,530)	$3,682

Change in net interest income	$31,712	$(19,075)	$12,637	$12,906	$(10,239)	$2,667

Changes in income relating to certain loans and investment securities are stated on a taxable-equivalent basis at a rate that approximates BancShares’ marginal tax rate. The taxable equivalent adjustment was $1,343 and $1,940 for the years 2002 and 2001 respectively. Table 5 provides detailed information on average balances, income/expense, yield/rate by category and the relevant income tax rates. The rate/volume variance is allocated equally between the changes in volume and rate.

Another measure of the impact of lower interest rates is the interest rate spread, which measures the absolute difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, without regard to any balance sheet changes. The interest rate spread was 3.32 percent during 2002, 3.21 during 2001 and 3.50 percent during 2000. We attribute the 11 basis point increase in the interest rate spread during 2002 to a reduction in time deposits, which contributed to the decline in the blended rate on interest-bearing liabilities. This shift from higher-cost time deposits to transaction deposits caused the rate on interest-bearing liabilities to fall faster than the yield on interest-earning assets. The reduction in the interest rate spread during 2001 resulted from market-driven reductions in interest rates.

Table 9

INTEREST-SENSITIVITY ANALYSIS

December 31, 2002	1-30 Days Sensitive	31-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Total One Year Sensitive	Total Nonsensitive	Total
	(thousands)
Assets:
Loans	$4,025,286	$130,624	$204,950	$395,250	$4,756,110	$2,864,153	$7,620,263
Investment securities held to maturity	136,674	420,028	542,868	544,310	1,643,880	773,703	2,417,583
Investment securities available for sale	25,078	—	—	20,275	45,353	76,300	121,653
Overnight investments	623,570	—	—	—	623,570	—	623,570

Total interest-earning assets	$4,810,608	$550,652	$747,818	$959,835	$7,068,913	$3,714,156	$10,783,069

Liabilities:
Interest-bearing deposits	$4,570,765	$580,600	$808,801	$909,655	$6,869,821	$1,712,223	$8,582,044
Short-term borrowings	462,075	—	—	552	462,627	—	462,627
Long-term obligations	—	—	—	—	—	253,409	253,409

Total interest-bearing liabilities	$5,032,840	$580,600	$808,801	$910,207	$7,332,448	$1,965,632	$9,298,080

Interest-sensitivity gap	$(222,232)	$(29,948)	$(60,983)	$49,628	$(263,535)	$1,748,524	$1,484,989

Assets and liabilities with maturities of one year or less and those that may be adjusted within this period are considered interest sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

Rate Sensitivity.    A principal objective of BancShares’ asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against extreme interest rate fluctuations, thereby limiting to the extent possible, the ultimate interest rate exposure. Table 9 provides BancShares’ interest-sensitivity position as of December 31, 2002, which reflected a one-year negative interest-sensitivity gap of $263.5 million. Theoretically, as a result of this liability-sensitive position, we would expect that increases in interest rates would have an unfavorable impact on net interest income and that further reductions in interest rates would have a favorable impact on net interest income. However, we anticipate portions of our interest-bearing deposits that are classified as sensitive to changes in interest rates would not immediately respond to interest rate increases until more traditional interest rate spreads between transaction deposits and time deposits are re-established. As a result, management believes that an increase in interest rates would likely have a favorable effect on net interest income. Conversely, we project that further interest rate reductions would cause net interest income to decline due to an inability to adjust certain deposit accounts’ rates accordingly.

To minimize the potential adverse impact of interest rate fluctuations, management monitors the maturity and repricing distribution of the loan portfolio to reduce its interest rate risk. Additionally, much of the residential mortgage loan production is originated through a correspondent, protecting BancShares from the interest rate exposure that is typical in such lending. Table 10 details the maturity and repricing distribution as of December 31, 2002. Of the gross loans outstanding on December 31, 2002, 43.3 percent have scheduled maturities within one year, 35.4 percent have scheduled maturities between one and five years, while the remaining 21.3 percent have scheduled maturities extending beyond five years. While BancShares continues to have a large percentage of its loan portfolio at fixed interest rates, we continue to offer competitive variable rate lending options to lessen our interest rate exposure.

Table 10

LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

	December 31, 2002
	Within One Year	One to Five Years	After Five Years	Total
	(thousands)
Real estate:
Construction and land development	$453,223	$299,835	$46,220	$799,278
Mortgage:
Commercial	1,251,888	644,889	138,869	2,035,646
1-4 family residential	408,678	308,443	340,961	1,058,082
Revolving	93,108	332,527	909,389	1,355,024
Other	92,144	48,259	9,823	150,226

Total real estate loans	2,299,041	1,633,953	1,445,262	5,378,256
Commercial and industrial	512,076	289,714	123,985	925,775
Consumer	442,230	663,345	48,705	1,154,280
Lease financing	35,343	106,029	—	141,372
Other	12,196	6,925	1,459	20,580

Total	$3,300,886	$2,699,966	$1,619,411	$7,620,263

Loans maturing after one year with:
Fixed interest rates		$2,015,038	$613,855	$2,628,893
Floating or adjustable rates		684,928	1,005,556	1,690,484

Total		$2,699,966	$1,619,411	$4,319,377

Market risk disclosures. Table 11 provides information regarding the market risk profile of BancShares at December 31, 2002. Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can result in diminished current fair values or reduced net interest income or both in future periods. The more significant changes in our market risk profile from December 31, 2001 to December 31, 2002 include:

•	the fair value of investment securities held to maturity has declined $243.6 million or 9.1 percent; all of the decrease relates to reductions in fixed-rate securities;

•	the fair value of investment securities available for sale has decreased $10.8 million or 8.9 percent; excluding the marketable equity securities, all of the decrease relates to reductions in fixed-rate securities;

•	the fair value of fixed rate loans has declined $737.8 million or 17.4 percent, the result of refinance activity among fixed rate loans during 2002;

•	the fair value of variable rate loans has increased $1.13 billion or 38.0 percent due to strong demand for Equity Line and other variable rate loans during 2002;

•	the fair value of savings and interest-bearing checking deposits increased $726.6 million or 18.7 percent, the result of general volume increases;

•	the fair value of fixed rate time deposits decreased $388.0 million or 8.7 percent; the decrease results from reductions in short-term time deposits;

•	the fair value of short-term borrowings declined $148.8 million due to a reduction in short-term borrowings;

•	the fair value of long-term obligations, all of which are fixed-rate, decreased $16.9 million or 6.1 percent, the result of a reduction in long-term borrowings;

Table 11

MARKET RISK DISCLOSURES

	Maturing in Years ended December 31,							Fair Value
	2003	2004	2005	2006	2007	Thereafter	Total
	(thousands)
Assets:
Investment securities held to maturity
Fixed rate	$1,643,887	$692,629	$52,980	$83	$211	$27,793	$2,417,583	$2,437,105
Average rate (%)	2.70%	2.14%	4.14%	4.43%	1.23%	5.69%	2.60%

Investment securities available for sale
Fixed rate	45,353	20,356	—	—	—	589	66,298	66,298
Average rate (%)	1.98%	1.90%				2.57%	1.96%
Equity securities	—	—	—	—	—	55,355	55,355	55,355

Loans
Fixed rate	665,314	599,641	482,465	566,709	345,417	869,921	3,529,467	3,500,802
Average rate (%)	7.64%	7.55%	7.47%	7.13%	7.16%	7.41%	7.42%	—
Variable rate	1,086,365	497,382	444,155	475,398	515,553	1,071,943	4,090,796	4,090,796
Average rate (%)	5.24%	5.61%	5.50%	5.02%	4.89%	5.15%	5.22%

Liabilities:
Savings and interest-bearing checking
Fixed rate	4,611,710	—	—	—	—	—	4,611,710	4,611,710
Average rate (%)	0.52%						0.52%

Time deposits
Fixed rate	2,855,749	715,390	149,040	82,555	116,890	145	3,919,769	4,072,489
Average rate (%)	2.62%	3.75%	5.57%	4.71%	4.13%	4.42%	3.03%
Variable rate	41,253	9,312	—	—	—	—	50,565	50,565
Average rate (%)	1.30%	1.50%					1.34%

Short-term borrowings
Fixed rate	462,627	—	—	—	—	—	462,627	462,627
Average rate (%)	0.42%						0.42%

Long-term obligation
Fixed rate	48	349	2,463	376	—	250,173	253,409	258,277
Average rate (%)	12.00%	8.13%	7.94%	7.50%		8.19%	8.18%

ASSET QUALITY

Nonperforming Assets.    Nonperforming assets include nonaccrual loans and other real estate. With the exception of certain residential mortgage loans, the accrual of interest on loans is discontinued when we deem that collection of additional principal or interest is doubtful; loans are returned to an accrual status when both principal and interest are current and the loan is determined to be performing in accordance with the applicable loan terms. The accrual of interest on certain residential mortgage loans is discontinued when a loan is more than three monthly payments past due; the accrual of interest on these loans resumes when the loan is less than three monthly payments past due. Other real estate includes foreclosed property as well as branch facilities we have closed but have yet to be sold. Nonperforming assets balances for the past five years are presented in Table 12.

BancShares’ nonperforming assets at December 31, 2002 totaled $22.9 million, compared to $20.2 million at December 31, 2001 and $17.8 million at December 31, 2000. As a percentage of total loans and other real estate, nonperforming assets represented 0.30 percent, 0.28 percent and 0.25 percent as of December 31, 2002, 2001 and 2000. Nonperforming assets included nonaccrual loans totaling $15.5 million at December 31, 2002, compared to $14.0 million at December 31, 2001 and $15.9 million at December 31, 2000. At December 31, 2002, nonaccrual loans included $9.3 million in balances classified as impaired. At December 31, 2001, impaired loans totaled $6.3 million. The increases in loan balances classified as nonaccrual and impaired during 2002 resulted from the weak economy as well as our ongoing efforts to identify and successfully resolve credit exposures.

Table 12

RISK ELEMENTS

	December 31,
	2002	2001	2000	1999	1998
	(thousands, except ratios)
Nonaccrual loans	$15,521	$13,983	$15,933	$10,720	$12,489
Other real estate	7,330	6,263	1,880	1,600	1,529

Total nonperforming assets	$22,851	$20,246	$17,813	$12,320	$14,018

Accruing loans 90 days or more past due	$9,566	$12,981	$6,731	$3,576	$5,721
Loans at December 31	$7,620,263	$7,196,177	$7,109,692	$6,751,039	$6,195,591
Ratio of nonperforming assets to total loans plus other real estate	0.30%	0.28%	0.25%	0.18%	0.23%

Interest income that would have been earned on nonperforming loans had they been performing	$1,190	$1,060	$1,209	$894	$1,108
Interest income earned on nonperforming loans	753	333	587	287	409

There are no loan concentrations to any multiple number of borrowers engaged in similar activities or industries in excess of 10 percent of total loans at December 31, 2002. There were no foreign loans outstanding in any period.

Other real estate totaled $7.3 million, $6.3 million and $1.9 million at December 31, 2002, 2001 and 2000, respectively, the result of higher foreclosure activity required during 2002 to minimize losses from deteriorating credits. Although our levels of nonperforming assets increased during 2002 and 2001, we noted an improvement in delinquencies as of December 31, 2002. Accruing loans 90 days or more past due totaled $9.6 million at December 31, 2002, compared to $13.0 million at December 31, 2001.

Management anticipates the level of nonperforming assets will not decline from the current levels until consistently positive trends in economic activity are evident. Should economic conditions worsen, we would expect to see higher levels of nonperforming assets. Management continues to closely monitor past due accounts to identify any loans that should be classified as impaired or non-accrual.

Reserve for Loan Losses. At December 31, 2002, BancShares’ reserve for loan losses was $112.5 million or 1.48 percent of loans outstanding. This compares to $107.1 million or 1.49 percent at December 31, 2001, and $102.7 million or 1.44 percent at December 31, 2000.

The provision for loan losses charged to operations was $26.6 million during 2002 compared to $24.1 million during 2001 and $15.5 million during 2000. The $2.4 million or 10.0 percent increase in provision for loan losses from 2001 to 2002 resulted from growth in nonperforming assets, higher loss estimates and higher net charge-offs during 2002.

Net charge-offs for 2002 totaled $21.1 million, compared to $18.9 million during 2001, and $11.5 million during 2000. The ratio of net charge-offs to average loans outstanding equaled 0.29 percent during 2002, 0.27 percent during 2001 and 0.17 percent during 2000. Despite the increases during 2001 and 2002, these loss ratios continue to reflect the quality of BancShares’ loan portfolio. Table 13 provides details concerning the reserve for loan losses and provision for loan losses for the past five years.

Table 13

SUMMARY OF LOAN LOSS EXPERIENCE

	2002	2001	2000	1999	1998
	(thousands, except ratios)
Balance at beginning of year	$107,087	$102,655	$98,690	$96,115	$84,360
Adjustment for sale of loans	—	(777)	—	—	—
Provision for loan losses	26,550	24,134	15,488	11,672	19,879
Charge-offs:
Real estate:
Construction and land development	(580)	(205)	—	(7)	(2)
Mortgage:
Commercial	(1,186)	(2,758)	(280)	(111)	(112)
1-4 family residential	(2,916)	(1,171)	(898)	(966)	(826)
Revolving	(902)	(899)	(805)	(23)	(134)
Other	—	—	—	—	—

Total real estate loans	(5,584)	(5,033)	(1,983)	(1,107)	(1,074)
Commercial and industrial	(7,654)	(6,736)	(5,678)	(1,800)	(2,001)
Consumer	(10,117)	(10,101)	(8,199)	(10,748)	(10,789)
Lease financing	(1,585)	(422)	(46)	(32)	(203)

Total charge-offs	(24,940)	(22,292)	(15,906)	(13,687)	(14,067)

Recoveries:
Real estate:
Construction and land development	—	—	8	42	93
Mortgage:
Commercial	954	504	688	1,262	2,877
1-4 family residential	239	260	347	368	689
Revolving	15	58	33	13	10
Other	—	—	—	—	—

Total real estate loans	1,208	822	1,076	1,685	3,669
Commercial and industrial	1,212	755	1,581	835	512
Consumer	1,413	1,787	1,726	2,070	1,762
Lease financing	3	3	—	—	—

Total recoveries	3,836	3,367	4,383	4,590	5,943

Net charge-offs	(21,104)	(18,925)	(11,523)	(9,097)	(8,124)

Balance at end of year	$112,533	$107,087	$102,655	$98,690	$96,115

Historical Statistics
Balances
Average total loans	$7,379,607	$7,105,915	$6,955,772	$6,399,114	$5,847,531
Total loans at year-end	7,620,263	7,196,177	7,109,692	6,751,039	6,195,591
Ratios
Net charge-offs to average total loans	0.29%	0.27%	0.17%	0.14%	0.14%
Reserve for loan losses to total loans at year-end	1.48	1.49	1.44	1.46	1.55

All information presented in this table relates to domestic loans as BancShares makes no foreign loans.

Gross charge-offs for 2002 were $24.9 million, compared to $22.3 million in 2001, an increase of $2.6 million or 11.9 percent. Gross charge-offs in 2001 represented a $6.4 million or 40.1 percent increase over the $15.9 million recorded in 2000. During 2002, BancShares experienced increases of $1.7 million in charge-offs of residential mortgage loans and $1.2 million among lease financing loans. The growth in residential mortgage charge-offs during 2002 resulted primarily from higher losses within our affordable closed-end mortgage loans and losses on our revolving EquityLine product. The losses sustained within our leasing operation were attributed to events that management believes will not recur in 2003.

During 2002, total recoveries were $3.8 million, compared to $3.4 million during 2001 and $4.4 million during 2000. During 2002, gross recoveries increased $469,000 or 13.9 percent due to increases in recoveries of commercial mortgage and commercial and industrial loans. The reduction in recoveries during 2001 resulted from lower recoveries of commercial and industrial loans. We continue to seek recovery of amounts previously charge-off as long as those efforts seem prudent.

Table 14

ALLOCATION OF RESERVE FOR LOAN LOSSES

	December 31
	2002		2001		2000		1999		1998
	Reserve	Percent of Loans to Total Loans	Reserve	Percent of Loans to Total Loans	Reserve	Percent of Loans to Total Loans	Reserve	Percent of Loans to Total Loans	Reserve	Percent of Loans to Total Loans
	(thousands)
Real estate:
Construction and land development	$7,911	10.49%	$7,099	11.14%	$5,411	10.53%	$4,653	9.45%	$3,027	8.54%
Mortgage:
Commercial	31,380	26.71	32,875	25.14	31,786	21.71	32,198	20.83	26,835	18.91
1-4 family residential	5,581	13.89	6,498	17.51	6,416	20.90	5,721	19.24	11,182	20.44
Revolving	7,519	17.52	5,349	14.23	4,600	11.98	4,098	11.19	3,338	9.96
Other	1,863	1.97	2,290	2.10	2,860	2.44	3,232	2.20	3,075	2.39

Total real estate	54,254	70.58	54,111	70.12	51,073	67.56	49,902	62.91	47,457	60.24
Commercial and industrial	23,705	12.15	19,833	12.72	19,951	13.06	20,084	14.51	13,591	13.60
Consumer	25,326	15.14	23,754	14.92	24,523	17.13	26,279	20.63	32,099	24.48
Lease financing	2,036	1.86	1,624	1.95	1,560	1.89	1,572	1.84	1,123	1.51
Other	255	0.27	151	0.29	254	0.36	190	0.11	180	0.17
Unallocated	6,957		7,614		5,294		663		1,665

Total	$112,533	100.00%	$107,087	100.00%	$102,655	100.00%	$98,690	100.00%	$96,115	100.00%

Table 14 details management’s allocation of the reserve among the various loan types. The process used to allocate the loan loss reserve considers, among other factors, whether the borrower is a retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement. Generally, loans to commercial customers are evaluated individually and assigned a credit grade, while loans to retail customers are evaluated among groups of loans with similar characteristics. Loans evaluated individually are assigned a credit grade using such factors as the borrower’s cash flow, the value of any underlying collateral and the value of any guarantee. The rating becomes the basis for the reserve allocation for that individual loan. Groups of loans are aggregated over their remaining lives and probable loss projections for each period become the basis for the reserve allocation. The loss projections are based on historical loss patterns and current economic conditions. The amount of the reserve for loan losses not allocated through these loss models represents the unallocated reserve. The unallocated reserve reduction during 2002 occurred as credit exposures were identified and reserves for specific loan types were increased. The growth in the unallocated reserve during 2001 resulted from growth in nonperforming assets, higher net charge-offs and greater uncertainty resulting from current economic conditions.

NONINTEREST INCOME

Total noninterest income was $221.4 million during 2002, an increase of $5.8 million or 2.7 percent. Noninterest income during 2001 was $215.6 million, a $13.4 million or 6.6 percent increase over the $202.2 million recorded during 2000. During 2002, 2001 and 2000, various nonrecurring items have had a significant impact on noninterest income. During 2002, securities transactions resulted in a $1.1 net loss. Nonrecurring noninterest income was $7.5 million in 2001 and $26.1 million in 2000. Table 15 presents the major components of noninterest income for the past five years.

Much of the increase in core noninterest income during 2002 can be attributed to increases in service charges on deposit accounts, cardholder and merchant services income and commissioned-based income. Service charge income was $75.9 million during 2002, compared to $70.1 million in 2001 and $59.4 million in 2000. The $5.8 million or 8.3 percent increase in service charge income during 2002 results from higher bad check fees and commercial service charges. The growth in commercial service charges reflects the impact of lower market interest rates since service charges on commercial accounts are typically calculated net of a credit for the deposit balances maintained. During 2002 and 2001, as the earnings credit rate declined, the amount of service charge realized increased. Assuming that interest rates remain stable, we anticipate commercial service charges will increase slightly due to growth in account relationships. Among other components of service charge income, we project modest increases as per-item fees are adjusted to reflect current market prices.

Cardholder and merchant services income was $49.4 million in 2002, $44.4 million in 2001 and $38.6 million in 2000. The $5.0 million, or 11.2 percent, increase in cardholder and merchant services income from 2001 to 2002 was the result of higher credit card merchant income and higher interchange fees collected from credit and debit card transactions. Cardholder and merchant services income increased $5.8 million or 15.0 percent from 2000 to 2001, also the result of higher merchant services and interchange income. During 2003, we anticipate growth among merchant volume and credit and debit card transactions, which we anticipate will result in higher cardholder and merchant services income.

Table 15

NONINTEREST INCOME

	Year ended December 31
	2002	2001	2000	1999	1998
	(thousands)
Core noninterest income:
Service charges on deposit accounts	$75,870	$70,066	$59,384	$55,169	$47,055
Cardholder and merchant services income	49,387	44,399	38,622	32,801	27,404
Commission-based income:
Investments	14,844	12,585	12,974	10,700	9,034
Insurance	5,930	5,220	3,718	3,072	1,325
Other	1,193	1,969	603	—	—

Total commission-based income	21,967	19,774	17,295	13,772	10,359
Fees from processing services	18,929	17,452	14,556	12,987	11,652
Trust income	14,897	15,114	14,814	13,848	12,710
Mortgage income	12,699	12,557	5,172	6,440	8,797
ATM income	9,205	9,552	9,059	8,674	8,551
Other service charges and fees	14,744	13,896	12,077	9,935	10,176
Other	4,772	5,256	5,129	4,944	5,646

Total core noninterest income	222,470	208,066	176,108	158,570	142,350

Other items:
Securities transactions	(1,081)	7,189	1,810	1,706	—
Gain on sale of mortgage servicing rights	—	300	20,187	—	—
Gain on sale of branches	—	—	4,085	5,063	3,067

Total other items	(1,081)	7,489	26,082	6,769	3,067

Total	$221,389	$215,555	$202,190	$165,339	$145,417

Commission-based income totaled $22.0 million during 2002, an increase of $2.2 million or 11.1 percent. BancShares reported $19.8 million in commission-based income during 2001, an increase of $2.5 million or 14.3 percent over 2000. The increase during 2002 resulted from fees generated by our registered broker-dealer, First Citizens Investor Services, and our insurance agency. The growth during 2001 resulted primarily from higher insurance and factoring commissions. Acquisitions of insurance agencies and the growth in business related to BancShares’ insurance agency operations has been a significant factor in the growth in insurance commission income. First Citizens Investor Services and the insurance agency continue to show signs of healthy growth. Although growth in commissions from broker-dealer activities are dependent on the health of investment markets, insurance commissions appear poised to surpass their 2002 levels during 2003.

During 2002, fees from processing services totaled $18.9 million, an increase of $1.5 million or 8.5 percent over 2001. During 2001, BancShares recognized $17.5 million in fees from processing services, an increase of $2.9 million or 19.9 percent over the $14.6 million recognized during 2000. Increases during 2002 and 2001 result from growth in the number of transactions processed. In each period, much of the income resulted from services provided to related parties. We expect modest growth within fees from processing services during 2003.

During 2002, trust income totaled $14.9 million, a 1.4 percent reduction from the $15.1 million recorded during 2001. This reduction resulted from lower fair values for assets under management, since service fees for many accounts are tied to asset values. Trust income totaled $14.8 million during 2000. Mortgage income totaled $12.7 million during 2002, a 1.1 percent increase over 2001. Since the middle of 2001, substantially all of our residential mortgage loan production has been originated by us on a correspondent basis for a group of investors, resulting in recognition of any origination fees collected as well as servicing release premiums. Mortgage income was $12.6 million during 2001 and $5.2 million during 2000.

During 2002, BancShares recognized $14.7 million in other service charges and fees, an increase of 6.1 percent over the $13.9 million recognized during 2001, which represented a $1.8 million or 15.1 percent increase over 2000. For 2002 and 2001, the increases result primarily from higher fees generated from loan modifications.

Among nonrecurring components of noninterest income, securities transactions generated a loss of $1.1 million in noninterest income during 2002, compared to gains of $7.2 million and $1.8 million recognized during 2001 and 2000, respectively. During 2002, the $1.1 million net loss included other than temporary impairments of available for sale securities of $1.5 million that resulted from the recognition of sustained unrealized losses on marketable equity securities. In each period, securities transactions relate to available for sale securities or callable securities that were classified as held-to-maturity.

The gain on the sale of mortgage servicing rights relates to the 2000 sale of BancShares’ servicing operation. The $20.2 million gain on sale of mortgage servicing rights realized during 2000 is a result of the sale of our then-existing mortgage servicing rights. During 2000, BancShares reported gains on the sale of branch facilities. These gains totaled $4.1 million. No such gains were recognized during 2002 or 2001.

Management anticipates continued growth during 2003 among service charges on deposit accounts, cardholder and merchant services income, processing services, mortgage income and selected commission-based income sources. We expect fees from trust income, and ATM income to remain generally stable during 2003. Given continued turbulence in equity markets, there may be further other than temporary impairment of investment securities, although we are unable to estimate the likelihood or the possible amount of those losses at this time.

NONINTEREST EXPENSE

Noninterest expense for 2002 amounted to $433.4 million, a $10.9 million or 2.6 percent increase over 2001. Noninterest expense in 2001 was $422.6 million, a $27.8 million or 7.0 percent increase over 2000. Table 16 presents the major components of noninterest expense for the past five years. For 2002 and 2001, the increases resulted primarily from higher costs related to the operation of our extensive branch franchise, including salary expense, employee benefit expense and equipment expense. During 2002, the impact of these increases was partially offset by lower amortization expense related to intangible assets.

Table 16

NONINTEREST EXPENSE

	Year ended December 31
	2002	2001	2000	1999	1998
	(thousands)
Salaries and wages	$187,631	$181,018	$168,778	$160,440	$142,020
Employee benefits	42,418	35,897	32,136	30,455	27,434
Equipment expense	45,406	40,861	38,153	37,745	36,545
Occupancy expense	36,668	35,584	33,835	30,041	28,112
Cardholder and merchant services expense	22,123	19,514	16,870	14,712	12,658
Telecommunication expense	10,753	11,052	10,799	10,052	9,046
Postage expense	8,242	8,055	7,062	7,096	6,826
Advertising expense	7,520	6,928	7,277	7,313	5,836
Amortization of intangibles	2,803	11,585	10,637	10,963	10,652
Consultant expense	2,543	3,470	5,273	5,840	7,134
Other	67,340	68,633	63,964	60,963	55,950

Total	$433,447	$422,597	$394,784	$375,620	$342,213

Salary expense was $187.6 million during 2002, compared to $181.0 million during 2001, an increase of $6.6 million or 3.7 percent, following a $12.2 million or 7.3 percent increase in 2001 over 2000. Increases during 2002 resulted from merit increases and costs associated with new employees to support technology initiatives and franchise expansion. The increases during 2001 resulted from merit increases and higher incentive-based compensation. We expect salary expense will continue to grow during 2003, as we compete to attract and retain talented associates.

Employee benefits expense was $42.4 million during 2002, an increase of $6.5 million or 18.2 percent from 2001. The $35.9 million in benefits expense recorded during 2001 represented an increase of $3.8 million or 11.7 percent over 2000. During 2002 and 2001, higher costs related to our employee health insurance coverage contributed to the increase in total employee benefits expense. Additionally, in both periods, we recognized higher pension expense, the combined result of a lower discount rate and unfavorable noninvestment experience. We expect health care costs will continue to increase during 2003 due to unfavorable conditions in the medical services and prescription drug markets. Although we anticipate a stable interest rate environment during 2003, the impact of the reduction in our discount rate will cause pension expense to increase during 2003.

Equipment expense for 2002 was $45.4 million, an increase of $4.5 million or 11.1 percent over 2001, when total equipment expenses were $40.9 million. The increase during 2002 resulted from higher levels of depreciation and maintenance expense related to software. During 2001, equipment expense was $2.7 million or 7.1 percent above the amount recorded during 2000, also the result of higher levels of depreciation and software maintenance. As we continue to build platform systems and delivery channels required to meet our customer’s needs, we anticipate equipment costs will continue to escalate.

BancShares recorded occupancy expense of $36.7 million during 2002, an increase of $1.1 million or 3.0 percent during 2002. Occupancy expense during 2001 was $35.6 million, an increase of $1.7 million or 5.2 percent over 2000. The increase in occupancy expense in each period resulted from higher depreciation expense, the result of newly-constructed branches for FCB and ASB. We anticipate continued facility investments during 2003, which will result in further growth in occupancy costs.

Expenses related to credit card processing were $22.1 million in 2002 and $19.5 million in 2001. This increase of $2.6 million or 13.4 percent is primarily due to growth in credit and debit card transactions and higher levels of merchant volume. In 2001, credit card processing expense increased $2.6 million or 15.7 percent from 2000, likewise due primarily to volume increases. We anticipate this volume-based expense will continue to increase during 2003.

Amortization of intangibles totaled $2.8 million during 2002, a decrease of $8.8 million or 75.8 percent from the $11.6 million recorded during 2001. During 2001, amortization of intangibles increased 8.9 percent over the amortization recognized during 2000. The reduction during 2002 resulted from changes to generally accepted accounting principles that became effective on January 1, 2002 with the adoption of Statement of Financial Accounting Standards No. 142 (Statement 142) and Statement of Financial Accounting Standards No. 147 (Statement 147), both of which significantly affected our accounting for intangibles. Under the provisions of Statement 142, we discontinued the periodic amortization of goodwill and initiated an impairment analysis that will be conducted at least annually. Based on clarifications provided by Statement 147, certain intangible assets that had resulted from branch acquisitions were reclassified as goodwill and will now be subject to the impairment testing required under Statement 142. We anticipate the 2003 periodic amortization of intangible assets with definite useful lives will be similar to that recognized during 2002. Although the annual goodwill impairment test we conducted during 2002 did not disclose any impairment, we are unable to estimate whether impairment will exist in future assessments.

Other expense was $67.3 million during 2002, a decrease of $1.3 million or 1.9 percent from 2001. During 2001, other expense was $68.6 million, an increase of $4.7 million or 7.3 percent over 2000. During 2002, BancShares benefited from a $3.0 million reduction in non-credit charge offs and a $1.8 million reduction in the net loss recognized on asset disposals. These favorable variances were partially offset by higher legal expense resulting from defense and collection efforts and an increase in the cost of a credit card travel award feature.

INCOME TAXES

During 2002 and 2001, BancShares recorded total income tax expense of $50.8 million, compared to $58.9 million during 2000. BancShares’ effective tax rate was 35.4 percent in 2002, 36.9 percent in 2001 and 37.5 percent in 2000. The reductions in income tax expense and the effective tax rate resulted from the adoption of Statement 142 at January 1, 2002, at which time we discontinued the amortization of goodwill. Since this amortization expense was non-deductible for income tax purposes, the expense reduction resulting from the change did not generate additional income tax expense and thus caused a reduction in our effective tax rate.

LIQUIDITY

BancShares has historically maintained a strong focus on liquidity, maintaining a highly liquid investment portfolio with varying maturities to provide needed cash flows to meet liquidity requirements. At December 31, 2002, investment securities available for sale totaled $121.7 million compared to $132.4 million at December 31, 2001. Investment securities held to maturity totaled $2.42 billion at December 31, 2002 and $2.66 billion at December 31, 2001. Based on the assumption that all callable securities are called at their earliest call date, the weighted-average maturity of investment securities held to maturity was 11 months at December 31, 2002, providing a significant source of liquidity. Total investment securities represent 20.8 percent and 23.5 percent of total assets at December 31, 2002 and 2001, respectively.

The ability to generate retail deposits provides an additional source of liquidity. The rate of growth in average deposits was 6.4 percent during 2002, 12.1 percent during 2001, and 3.5 percent during 2000. Additionally, through interest rate promotions, we have the ability to stimulate or curtail deposit growth.

In addition to deposits, BancShares maintains additional sources for borrowed funds through federal funds lines of credit and other borrowing facilities. At December 31, 2002, BancShares had access to $530.0 million in unfunded borrowings.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. BancShares’ total risk-based capital ratios were 14.8 percent, 14.4 percent and 11.7 percent, respectively, at December 31, 2002, 2001 and 2000. BancShares’ Tier 1 capital ratios for December 31, 2002, 2001 and 2000 were 13.5 percent, 13.1 percent and 10.4 percent, respectively. The minimum capital ratios established by Federal Reserve guidelines are 8 percent for total capital and 4 percent for Tier 1 capital. At December 31, 2002, BancShares’ leverage capital ratio was 9.2 percent compared to 8.8 percent and 8.1 percent at December 31, 2001 and 2000, respectively. The minimum leverage ratio is 3 percent. Failure to meet certain capital requirements may result in certain actions by regulatory agencies that could have a direct material effect on the financial statements. The improved capital ratios during 2001 reflect the impact of the issuance of $100 million in trust preferred capital securities, which currently qualify as Tier 1 capital for BancShares.

Table 17

ANALYSIS OF BANCSHARES’ CAPITAL ADEQUACY

	December 31			Regulatory Minimum
	2002	2001	2000
	(dollars in thousands)
Tier 1 capital	$1,096,537	$1,015,804	$835,678
Tier 2 capital	107,605	102,444	104,582

Total capital	$1,204,142	$1,118,248	$940,260

Risk-adjusted assets	$8,123,321	$7,771,031	$8,057,478

Risk-based capital ratios
Tier 1 capital	13.50%	13.07%	10.37%	4.00%
Total capital	14.82%	14.39%	11.67%	8.00%
Tier 1 leverage ratio	9.17%	8.78%	8.11%	3.00%

During the fourth quarter of 2002 the Board of Directors of BancShares reauthorized the purchase of its Class A and Class B common stock. Management views the purchase of its stock as a good investment and will continue to repurchase shares when market conditions are favorable for such transactions and excess capital exists to fund those purchases.

SEGMENT REPORTING

BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and ASB. Although FCB and ASB offer similar products and services to customers, each entity operates in distinct geographic markets and has separate management groups. Additionally, the financial results and trends of ASB reflect the de novo nature of its growth.

Atlantic States Bank.    At December 31, 2002, ASB operated 41 branches in Florida, Georgia and Texas, compared to 44 branches at December 31, 2001 and 38 branches at December 31, 2000. The reduction in the number of branch facilities during 2002 results from the closing of several grocery store locations in Georgia. During late-2002, ASB opened three branch offices in the Austin, Texas market. The new Texas branches operate under the name IronStone Bank, which is a division of ASB. During early 2003, IronStone Bank opened an initial office in Scottsdale, Arizona, with plans for further expansion in several markets in California. Substantially all of ASB’s growth has been on a de novo basis, and ASB continues its efforts to build a customer base in selected markets.

ASB’s total assets increased from $867.2 million at December 31, 2001 to $1.04 billion at December 31, 2002, an increase of $172.0 million or 19.8 percent. This growth resulted from continued growth from within the branch network. ASB’s net interest income increased $14.2 million or 77.3 percent during 2002, the result of balance sheet growth and a reduction in the cost of interest-bearing liabilities. Average interest-earning assets increased $183.6 million during 2002, primarily due to an increase in average loans outstanding. Partially offsetting the impact of this asset growth were yield reductions. The taxable-equivalent yield on interest-earning assets declined 105 basis points, from 7.56 percent during 2001 to 6.51 percent during 2002. Provision for loan losses decreased $1.2 million or 29.6 percent during 2002, due to reduced loan growth during 2002.

ASB’s noninterest income increased $683,000 or 16.0 percent during 2002, primarily the result of higher mortgage, cardholder and merchant services income. Noninterest expense increased $6.1 million or 20.1 percent during 2002, the result of higher personnel and occupancy costs incurred in conjunction with the initial opening of IronStone Bank branch offices.

ASB recorded a net loss of $1.3 million during 2002 compared to a net loss of $7.6 million during 2001. This represents a reduction of $6.4 million or 83.2 percent in the net loss. As a result of plans for continued expansion through IronStone Bank, ASB’s net losses may extend into the foreseeable future.

First Citizens Bank.    At December 31, 2002, FCB operated 342 branches in North Carolina, Virginia and West Virginia, compared to 348 branches at December 31, 2001 and 363 branches at December 31, 2000. The reduction in branches from 2000 to 2001 and from 2001 to 2002 has resulted primarily from decisions to close many of the in-store locations in North Carolina.

FCB’s total assets increased from $10.8 billion at December 31, 2001 to $11.1 billion at December 31, 2002, an increase of $311.8 million or 2.9 percent, the result of loan growth. FCB’s net interest income increased $7.1 million or 2.0 percent during 2002, the result of loan growth, partially offset by net yield reductions. Provision for loan losses increased $3.6 million or 18.1 percent during 2002 due to higher net charge-offs.

FCB’s noninterest income increased $12.6 million or 6.0 percent during 2002, primarily the result of higher service charge, cardholder and merchant services and commission-based income. Noninterest expense increased $10.4 million or 2.7 percent during 2002, due to higher personnel and equipment costs. FCB recorded net income of $105.0 million during 2002 compared to $101.0 million during 2001. This represents a $4.0 million or 4.0 percent increase in net income.

FOURTH QUARTER ANALYSIS

BancShares’ net income for the fourth quarter of 2002 totaled $19.3 million, compared to $21.3 million during the same period of 2001, a decrease of $2.0 million or 9.3 percent. The decrease in net income was primarily due to a $5.6 million increase in noninterest expense. Net income per share during the fourth quarter of 2002 was $1.85 compared to $2.03 during the same period of 2001.

Interest income decreased $26.5 million or 15.9 percent in the fourth quarter of 2002 when compared to the same period of 2001. Interest-earning assets averaged $10.77 billion during the fourth quarter of 2002, an increase of 3.1 percent over the same period of 2001. Average loans outstanding during the fourth quarter of 2002 were $7.54 billion, an increase of $414.7 million or 5.8 percent over the same period of 2001. Investment securities averaged $2.54 billion during the fourth quarter of 2002, a $139.4 million or 5.2 percent decrease from the same period of 2001.

Interest-earning assets yielded 5.19 percent during the fourth quarter of 2002, a 117 basis point reduction from the 6.36 percent yield recorded during the fourth quarter of 2001. The loan yield decreased 103 basis points from 7.36 percent during the fourth quarter of 2001 to 6.33 percent during the same period of 2002. The taxable-equivalent yield on investment securities fell from 4.70 percent during the fourth quarter of 2001 to 2.81 during the same period of 2002, a 189 basis point reduction. Yield reductions reflect general market conditions during 2002.

Interest expense decreased $26.4 million or 35.6 percent during the fourth quarter of 2002. Average interest-bearing liabilities experienced a $91.6 million increase from the fourth quarter of 2001 to the same period of 2002, primarily the result of increases in money market accounts and Checking With Interest. The impact of the growth in interest-bearing liabilities was more than offset by the 117 basis point reduction in those obligations. The rate on interest-bearing deposits fell 126 basis points during 2002, as interest rates on all deposit products plummeted. The rate on short-term borrowings, which are largely indexed to the federal funds rate, experienced a 69 basis point reduction.

Net interest income was $92.8 million during the fourth quarter of 2002, a decrease of $123,000 or 0.1 percent over the same period of 2001. The net yield on interest-earning assets was 3.43 percent during the fourth quarter of 2002, compared to 3.55 percent during the same period of 2001.

Noninterest income for the fourth quarter of 2002 was $56.6 million, an increase of $1.6 million or 2.9 percent. Increases were recorded in commission-based income, which increased $5.2 million, cardholder and merchant income, which increased $1.6 million and other service charges, which increased $884,000.

Noninterest expense amounted to $112.5 million for the quarter ended December 31, 2002, compared to $106.9 million for the quarter ended December 31, 2001, an increase of $5.6 million or 5.2 percent. Much of the increase in noninterest expense results from a $3.1 million increase in equipment expense and a $2.8 million increase in employee benefits expense. Salaries expense increased $1.9 million. Tables 17 and 18 are useful when making quarterly comparisons.

Statement 147 required that any reclassification of previously recognized unidentifiable intangible assets to goodwill be retroactively applied to coincide with the adoption of Statement 142. As a result, the 2002 amortization expense related to assets that have been reclassified has been reversed, and the disclosures made for the first, second and third quarters of 2002 have been restated.

Table 18

SELECTED QUARTERLY DATA

	2002				2001
	Fourth Quarter	Third Quarter[1]	Second Quarter[1]	First Quarter[1]	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(thousands, except per share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$140,508	$147,742	$151,771	$156,148	$167,032	$176,709	$182,660	$189,026
Interest expense	47,712	52,127	55,042	59,137	74,113	84,482	91,472	96,443

Net interest income	92,796	95,615	96,729	97,011	92,919	92,227	91,188	92,583
Provision for loan losses	7,156	5,592	7,822	5,980	7,444	5,620	5,394	5,676

Net interest income after provision for loan losses	85,640	90,023	88,907	91,031	85,475	86,607	85,794	86,907
Noninterest income	56,618	55,282	55,259	54,230	55,014	53,089	54,641	52,811
Noninterest expense	112,496	108,325	105,705	106,921	106,912	106,963	105,922	102,800

Income before income taxes	29,762	36,980	38,461	38,340	33,577	32,733	34,513	36,918
Income taxes	10,422	13,190	13,659	13,516	12,260	11,977	12,509	14,059

Net income	$19,340	$23,790	$24,802	$24,824	$21,317	$20,756	$22,004	$22,859

Net interest income—taxable equivalent	$93,106	$95,932	$97,074	$97,382	$93,389	$92,698	$91,678	$93,091

SELECTED QUARTERLY AVERAGES
Total assets	$12,076,262	$11,871,334	$11,756,150	$11,664,376	$11,674,273	$11,333,123	$11,128,229	$10,785,178
Investment securities	2,544,930	2,553,957	2,641,898	2,704,077	2,684,315	2,195,064	2,042,987	1,854,401
Loans	7,543,548	7,450,271	7,312,384	7,207,757	7,128,818	7,054,247	7,139,623	7,101,238
Interest-earning assets	10,771,571	10,592,386	10,491,811	10,353,509	10,446,364	10,126,568	9,952,752	9,616,497
Deposits	10,251,693	10,060,785	9,934,615	9,776,690	9,742,153	9,496,699	9,337,298	9,037,155
Interest-bearing liabilities	9,234,127	9,131,569	9,075,549	9,073,637	9,142,487	8,851,916	8,721,873	8,470,303
Long-term obligations	253,412	253,973	262,224	283,993	274,445	161,587	154,831	154,639
Shareholders’ equity	$953,606	$935,735	$916,387	$894,689	$874,801	$857,417	$838,806	$819,289
Shares outstanding	10,475,377	10,477,886	10,480,527	10,481,661	10,488,894	10,508,330	10,511,028	10,521,253

SELECTED QUARTER-END BALANCES
Total assets	$12,231,890	$12,082,183	$11,864,461	$11,746,352	$11,864,991	$11,522,525	$11,289,166	$11,145,917
Investment securities	2,539,236	2,502,026	2,464,779	2,576,383	2,791,296	2,482,123	1,987,085	1,868,886
Loans	7,620,263	7,521,834	7,434,662	7,248,088	7,196,177	7,109,584	7,058,070	7,124,535
Interest-earning assets	10,534,469	10,647,042	10,438,386	10,422,451	10,489,382	10,217,283	9,981,549	9,870,346
Deposits	10,439,620	10,286,825	10,065,180	9,872,979	9,961,605	9,645,226	9,480,108	9,365,356
Interest-bearing liabilities	9,298,080	9,208,776	9,121,010	9,099,535	9,206,903	9,007,989	8,807,409	8,730,946
Long-term obligations	253,409	253,970	253,979	283,988	284,009	184,018	154,829	154,836
Shareholders’ equity	$967,291	$944,902	$926,878	$906,281	$885,043	$865,963	$849,297	$830,135
Shares outstanding	10,473,294	10,476,137	10,480,391	10,480,624	10,483,456	10,490,703	10,509,956	10,513,475

PROFITABILITY RATIOS (averages)
Rate of return(annualized) on:
Total assets	0.64%	0.80%	0.85%	0.86%	0.72%	0.74%	0.79%	0.86%
Shareholders’ equity	8.05	10.09	10.86	11.25	9.67	9.82	10.52	11.32
Dividend payout ratio	13.51	11.01	10.55	10.55	12.32	12.63	11.96	11.52

LIQUIDITY AND CAPITAL RATIOS (averages)
Loans to deposits	73.58%	74.05%	73.61%	73.72%	73.17%	74.28%	76.46%	78.58%
Shareholders’ equity to total assets	7.90	7.88	7.79	7.67	7.49	7.57	7.54	7.60
Time certificates of $100,000 or more to total deposits	10.42	10.54	10.90	11.54	8.98	11.92	11.37	10.60

PER SHARE OF STOCK
Net income	$1.85	$2.27	$2.37	$2.37	$2.03	$1.98	$2.09	$2.17
Cash dividends	0.25	0.25	0.25	0.25	0.25	0.25	0.25	0.25
Class A sales price
High	106.91	114.48	114.99	103.16	99.99	111.00	113.16	102.50
Low	90.38	95.00	100.75	95.01	84.50	80.00	97.00	77.52
Class B sales price
High	106.75	108.00	118.00	95.70	94.50	99.43	97.49	94.12
Low	90.00	95.00	90.30	88.00	84.00	86.00	89.00	75.13

1Quarterly data has been restated to reflect the adoption of Statement 147.

Average loan balances include nonaccrual loans. Stock information related to Class A and Class B common stock reflects the sales price, as reported on the Nasdaq National Market System. As of December 31, 2002, there were 2,734 holders of record of the Class A common stock and 515 holders of record of the Class B common stock.

Table 19

CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS—

FOURTH QUARTER

	2002			2001			Increase (decrease) due to:
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(thousands)
Assets:
Loans	$7,543,548	$120,324	6.33%	$7,128,818	$132,188	7.36%	$7,169	$(19,033)	$(11,864)
Investment securities:
U. S. Government	2,487,355	17,571	2.80	2,628,842	31,229	4.71	(1,341)	(12,317)	(13,658)
State, county and municipal	2,546	52	8.10	4,541	100	8.74	(42)	(6)	(48)
Other	55,029	401	2.89	50,932	468	3.65	34	(101)	(67)

Total investment securities	2,544,930	18,024	2.81	2,684,315	31,797	4.70	(1,349)	(12,424)	(13,773)
Overnight investments	683,093	2,470	1.43	633,231	3,517	2.20	229	(1,276)	(1,047)

Total interest-earning assets	$10,771,571	$140,818	5.19%	$10,446,364	$167,502	6.36%	$6,049	$(32,733)	$(26,684)

Liabilities:
Deposits:
Checking With Interest	$1,319,583	$788	0.24%	$1,192,775	$1,094	0.36%	$85	$(391)	$(306)
Savings	648,308	841	0.51	609,580	1,251	0.81	65	(475)	(410)
Money market accounts	2,497,170	8,261	1.31	1,894,601	9,615	2.01	2,521	(3,875)	(1,354)
Time	4,013,697	31,666	3.13	4,508,371	54,264	4.78	(4,904)	(17,694)	(22,598)

Total interest-bearing deposits	8,478,758	41,556	1.94	8,205,327	66,224	3.20	(2,233)	(22,435)	(24,668)
Short-term borrowings	501,957	913	0.72	662,715	2,354	1.41	(430)	(1,011)	(1,441)
Long-term obligations	253,412	5,243	8.21	274,445	5,535	8.00	(431)	139	(292)

Total interest-bearing liabilities	$9,234,127	$47,712	2.05%	$9,142,487	$74,113	3.22%	$(3,094)	$(23,307)	$(26,401)

Interest rate spread			3.14%			3.14%

Net interest income and net yield on interest-earning assets		$93,106	3.43%		$93,389	3.55%	$9,143	$(9,426)	$(283)

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.9% for each period.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

As a normal part of its business, BancShares, FCB, ASB and other subsidiaries enter into various contractual obligations and participate in certain commercial commitments. Table 20 identifies significant obligations and commitments as of December 31, 2002.

Table 20

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

	Payments due by period
Type of obligation	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
			(thousands)
Contractual obligation
Deposits	$9,366,288	$873,742	$199,445	$145	$10,439,620
Short-term borrowings	462,627	—	—	—	462,627
Long-term obligations	348	2,512	376	250,173	253,409
Operating leases	11,425	13,643	8,563	44,282	77,913

Total contractual obligations	$9,840,688	$889,897	$208,384	$294,600	$11,233,569

Commercial commitments
Loan commitments	$1,122,428	$1,269,350	$265,538	$1,470,969	$4,128,285
Standby letters of credit	32,271	2,972	14	—	35,257

Total commercial commitments	$1,154,699	$1,272,322	$265,552	$1,470,969	$4,163,542

LEGAL PROCEEDINGS

BancShares and various subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on BancShares’ consolidated financial position.

RELATED PARTY TRANSACTIONS

BancShares’ related parties include our directors and officers, their immediate family members and any businesses they control. There are several other financial institutions that, as a result of significant common ownership, are viewed as related parties. We routinely conduct business with these individuals and entities. Some of these related party relationships affect our consolidated statements of income. Fees from processing services includes $18.6 million, $17.3 million and $14.4 million recorded during 2002, 2001 and 2000, for services we provided to related parties. During 2000, BancShares recognized a $4.1 million gain on sale of branches to related parties. During 2002, 2001 and 2000, we recognized legal expense of $4.3 million, $3.6 million and $3.3 million to the law firm that serves as our General Counsel. The senior member of that firm is a member of our board of directors.

Certain of these related party transactions also affect our consolidated balance sheets. At December 31, 2002 and 2001, loans outstanding include $36.6 million and $28.5 million in loans to related parties. During 2001, BancShares purchased $3.1 million in consumer loans from a related party. Investment securities available for sale includes an equity investment in a related party. This investment had a carrying value of $13.8 million and $10.3 million at December 31, 2002 and 2001, respectively. Short-term borrowings include $20.8 million and $24.9 million in federal funds purchased from related parties at December 31, 2002 and 2001. Additionally, BancShares had off balance sheet obligations for unfunded loan commitments to related parties that totaled $19.4 million and $30.1 million at December 31, 2002 and 2001, respectively.

CURRENT ACCOUNTING AND REGULATORY ISSUES

Effective January 1, 2002, BancShares adopted the provisions of Statement 142. As previously discussed within the captions Noninterest Expense and Fourth Quarter Analysis, Statement 142 modified our accounting for goodwill and intangible assets. Previously, our capitalized intangible assets were amortized over their estimated useful lives, and the amortization expense related to those assets was included within noninterest expense. Upon the adoption of Statement 142, we discontinued amortization of all amounts that we had previously classified as goodwill. We continued to amortize all other intangible assets over their estimated useful lives.

During the fourth quarter of 2002, we adopted Statement 147, although we were required to apply certain provisions of Statement 147 retroactively to the date we adopted Statement 142. Guidance within Statement 147 resulted in the reclassification to goodwill of amounts previously recorded as intangible assets. Statement 147 required the reversal of any amortization expense recorded on those reclassified assets since the adoption of Statement 142. Accordingly, amortization expense recorded during the first, second and third quarters of 2002 was reversed during the fourth quarter, and prior periods have been restated to reflect this change.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143). Statement 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long lived assets that result from the acquisition, construction, development, and/or normal use of the assets. Statement 143 also requires us to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted Statement 143 on January 1, 2003. The adoption of Statement 143 did not have a material impact on our consolidated financial statements.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Statement 144 establishes a single accounting model for long-lived assets to be disposed of by a sale. We adopted the provisions of Statement 144 on January 1, 2002. The implementation did not have a material impact on our consolidated financial position or consolidated results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). Statement 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary. Statement 145 also amends SFAS No. 13 to require sale leaseback accounting for certain lease modifications that have economic effects similar to sale leaseback transactions. The provisions of the Statement related to the rescission of SFAS No. 4 is applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of Statement 145 is not expected to have a material effect on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement 146), which becomes effective prospectively for exit or disposal activities initiated after December 31, 2002. Under Statement 146, we will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. In periods after initially recording a liability, we will adjust the liability to reflect revisions to the expected timing or amount of estimated cash flows, discounted at the appropriate interest rate originally used to measure the liability. Statement 146 also establishes accounting standards for employee and contract termination costs. The impact from the adoption of Statement 146 is dependent on the nature and extent of exit and disposal activities. Consequently, at this time, we are unable to estimate the ultimate impact from the adoption of Statement 146.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (Interpretation 45). Interpretation 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under guarantees issued. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. As we currently have no stock-based compensation, the adoption of Statement 148 will not have a material impact on our consolidated financials statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Interpretation 46). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation 46 is not expected to have a material effect on our consolidated financial statements.

Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

FORWARD-LOOKING STATEMENTS

This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” or other statements concerning opinions or judgment of BancShares and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of BancShares’ customers, actions of government regulators, the level of market interest rates, and general economic conditions.

INDEPENDENT AUDITORS’ REPORT

BOARD OF DIRECTORS AND SHAREHOLDERS

FIRST CITIZENS BANCSHARES, INC.

We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Citizens BancShares, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions.

Raleigh, North Carolina

January 27, 2003

CONSOLIDATED BALANCE SHEETS

First Citizens BancShares, Inc. and Subsidiaries

	December 31
	2002	2001
	(thousands, except share data)
ASSETS
Cash and due from banks	$811,657	$758,987
Overnight investments	623,570	501,909
Investment securities held to maturity (fair value of $2,437,105 in 2002 and $2,680,700 in 2001)	2,417,583	2,658,851
Investment securities available for sale (cost of $107,349 in 2002 and $119,797 in 2001)	121,653	132,445
Loans	7,620,263	7,196,177
Less reserve for loan losses	112,533	107,087

Net loans	7,507,730	7,089,090
Premises and equipment	507,267	483,084
Income earned not collected	46,959	63,604
Other assets	195,471	177,021

Total assets	$12,231,890	$11,864,991

LIABILITIES
Deposits:
Noninterest-bearing	$1,857,576	$1,650,101
Interest-bearing	8,582,044	8,311,504

Total deposits	10,439,620	9,961,605
Short-term borrowings	462,627	611,390
Long-term obligations	253,409	284,009
Other liabilities	108,943	122,944

Total liabilities	11,264,599	10,979,948
Shareholders’ Equity
Common stock:
Class A—$1 par value (11,000,000 shares authorized; 8,794,669 shares issued for 2002; 8,797,154 shares issued for 2001)	8,794	8,797
Class B—$1 par value (2,000,000 shares authorized; 1,678,625 shares issued for 2002; 1,686,302 shares issued for 2001)	1,678	1,686
Surplus	143,766	143,766
Retained earnings	804,397	723,122
Accumulated other comprehensive income	8,656	7,672

Total shareholders’ equity	967,291	885,043

Total liabilities and shareholders’ equity	$12,231,890	$11,864,991

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

First Citizens BancShares, Inc. and Subsidiaries

	Year Ended December 31
	2002	2001	2000
	(thousands, except share and per share data)
INTEREST INCOME
Loans	$490,526	$566,592	$584,475
Investment securities:
U. S. Government	94,794	117,608	96,576
State, county and municipal	203	263	226
Other	1,673	2,288	764

Total investment securities interest and dividend income	96,670	120,159	97,566
Overnight investments	8,973	28,676	26,129

Total interest income	596,169	715,427	708,170
INTEREST EXPENSE
Deposits	187,906	310,752	298,956
Short-term borrowings	4,528	20,643	31,219
Long-term obligations	21,584	15,115	12,653

Total interest expense	214,018	346,510	342,828

Net interest income	382,151	368,917	365,342
Provision for loan losses	26,550	24,134	15,488

Net interest income after provision for loan losses	355,601	344,783	349,854
NONINTEREST INCOME
Service charges on deposit accounts	75,870	70,066	59,384
Cardholder and merchant services income	49,387	44,399	38,622
Commission-based income	21,967	19,774	17,295
Fees from processing services	18,929	17,452	14,556
Trust income	14,897	15,114	14,814
Mortgage income	12,699	12,557	5,172
ATM income	9,205	9,552	9,059
Other service charges and fees	14,744	13,896	12,077
Gain on sale of mortgage servicing rights	—	300	20,187
Gain on sale of branches	—	—	4,085
Securities transactions	(1,081)	7,189	1,810
Other	4,772	5,256	5,129

Total noninterest income	221,389	215,555	202,190
NONINTEREST EXPENSE
Salaries and wages	187,631	181,018	168,778
Employee benefits	42,418	35,897	32,136
Occupancy expense	36,668	35,584	33,835
Equipment expense	45,406	40,861	38,153
Other	121,324	129,237	121,882

Total noninterest expense	433,447	422,597	394,784

Income before income taxes	143,543	137,741	157,260
Income taxes	50,787	50,805	58,949

Net income	92,756	86,936	98,311

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized securities gains arising during period	1,180	2,357	816
Less: reclassification adjustment for gains included in net income	196	977	1,104

Other comprehensive income (loss)	984	1,380	(288)

Comprehensive income	$93,740	$88,316	$98,023

Net income per share available to common shareholders	$8.85	$8.27	$9.32
Weighted average shares outstanding	10,478,843	10,507,289	10,551,607

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(thousands, except share data)
Balance at December 31, 1999	$8,890	$1,720	$143,766	$567,801	$6,580	$728,757
Redemption of 76,585 shares of Class A common stock	(77)			(4,653)		(4,730)
Redemption of 10,978 shares of Class B common stock		(11)		(765)		(776)
Net income				98,311		98,311
Unrealized securities losses, net of deferred taxes					(288)	(288)
Cash dividends				(10,546)		(10,546)

Balance at December 31, 2000	8,813	1,709	143,766	650,148	6,292	810,728
Redemption of 16,300 shares of Class A common stock	(16)			(1,407)		(1,423)
Redemption of 23,080 shares of Class B common stock		(23)		(2,049)		(2,072)
Net income				86,936		86,936
Unrealized securities gains, net of deferred taxes					1,380	1,380
Cash dividends				(10,506)		(10,506)

Balance at December 31, 2001	8,797	1,686	143,766	723,122	7,672	885,043
Redemption of 2,485 shares of Class A common stock	(3)			(260)		(263)
Redemption of 7,677 shares of Class B common stock		(8)		(743)		(751)
Net income				92,756		92,756
Unrealized securities gains, net of deferred taxes					984	984
Cash dividends				(10,478)		(10,478)

Balance at December 31, 2002	$8,794	$1,678	$143,766	$804,397	$8,656	$967,291

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

First Citizens BancShares, Inc. and Subsidiaries

	Year Ended December 31,
	2002	2001	2000
	(thousands)
OPERATING ACTIVITIES
Net income	$92,756	$86,936	$98,311
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	2,803	11,636	11,323
Provision for loan losses	26,550	24,134	15,488
Deferred tax expense (benefit)	1,408	(676)	516
Change in current taxes payable	4,717	954	832
Depreciation	37,588	34,339	30,349
Change in accrued interest payable	(34,558)	(3,986)	27,469
Change in income earned not collected	16,645	(1,024)	(10,095)
Securities losses (gains)	1,081	(7,189)	(1,810)
Gain on sale of branches	—	—	(4,085)
Gain on sale of mortgage servicing rights	—	(300)	(20,187)
Provision for branches to be closed	101	1,334	3,102
Origination of loans held for sale	(763,861)	(414,082)	(247,621)
Proceeds from sale of loans held for sale	765,476	614,115	251,378
Gain on loans held for sale	(4,839)	(3,013)	(484)
Net amortization (accretion) of premiums and discounts	24,586	10,022	(1,016)
Net change in other assets	(20,827)	(12,428)	2,163
Net change in other liabilities	15,776	2,625	(358)

Net cash provided by operating activities	165,402	343,397	155,275

INVESTING ACTIVITIES
Net change in loans outstanding	(437,765)	(292,020)	(451,150)
Purchases of investment securities held to maturity	(2,694,929)	(2,382,522)	(1,373,185)
Purchases of investment securities available for sale	(40,978)	(97,616)	(21,651)
Proceeds from maturities of investment securities held to maturity	2,911,611	1,491,815	949,356
Proceeds from sales and maturities of investment securities available for sale	52,345	13,883	2,337
Proceeds from sale of mortgage servicing rights	—	—	26,513
Net change in overnight investments	(121,661)	(70,527)	42,011
Dispositions of premises and equipment	19,634	8,058	5,353
Additions to premises and equipment	(81,265)	(79,923)	(84,246)
Net cash transferred for purchase and sale of branches	17,401	34,574	120,042

Net cash used by investing activities	(375,607)	(1,374,278)	(784,620)

FINANCING ACTIVITIES
Net change in time deposits	(470,314)	165,349	613,802
Net change in demand and other interest-bearing deposits	924,044	773,895	133,200
Net change in short-term borrowings	(149,363)	(21,827)	61,520
Origination of long-term obligations	—	130,522	1,200
Repayment of long-term obligations	(30,000)	—	—
Repurchases of common stock	(1,014)	(3,495)	(5,506)
Cash dividends paid	(10,478)	(10,506)	(10,546)

Net cash provided by financing activities	262,875	1,033,938	793,670

Change in cash and due from banks	52,670	3,057	164,325
Cash and due from banks at beginning of period	758,987	755,930	591,605

Cash and due from banks at end of period	$811,657	$758,987	$755,930

CASH PAYMENTS FOR:
Interest	$248,576	$350,496	$315,359
Income taxes	45,232	51,321	58,096

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains (losses)	$1,656	$2,969	$(1,143)
Reclassification of loans to held for sale	—	177,817	—

See accompanying Notes to Consolidated Financial Statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

First Citizens BancShares, Inc. (“BancShares”) is a financial holding company with two banking subsidiaries—First-Citizens Bank & Trust Company, headquartered in Raleigh, North Carolina (“FCB”), which operates branches in North Carolina, Virginia and West Virginia; and Atlantic States Bank (“ASB”), a federally-chartered thrift institution headquartered in Fort Myers, Florida with branch offices in Florida, the metropolitan Atlanta, Georgia area, Austin, Texas and, since early 2003, Scottsdale, Arizona.

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

FCB has five subsidiaries. First Citizens Investor Services is a registered broker-dealer in securities that provides investment services, including sales of annuities and third party mutual funds. First Citizens Bank, National Association (formerly, First-Citizens Bank, A Virginia Corporation), is the issuing and processing bank for BancShares’ retail credit cards and merchant accounts. Triangle Life Insurance Company writes credit life and credit accident and health insurance. Other subsidiaries are either inactive or are not material to the consolidated financial statements.

The accounting and reporting policies of BancShares and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and, with regard to the banking subsidiaries, conform to general industry practices. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by BancShares in the preparation of its consolidated financial statements are the determination of the reserve for loan losses, and fair value estimates.

Intercompany accounts and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform to statement presentations for 2002. However, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

Investment Securities

For investment securities classified as held to maturity, BancShares has the ability and the positive intent to hold those investments until maturity. These securities are stated at cost adjusted for amortization of premium and accretion of discount. Accreted discounts and amortized premiums are included in interest income on an effective yield basis.

Investment securities available for sale are carried at their fair value with unrealized gains and losses, net of deferred income taxes, recorded as a component of comprehensive income within shareholders’ equity.

At December 31, 2002 and 2001, BancShares had no investment securities held for trading purposes.

Overnight Investments

Overnight investments include federal funds sold and interest-bearing deposit balances in other financial institutions.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Mortgage Servicing Rights

There are no capitalized mortgage servicing rights outstanding at December 31, 2002 or 2001. BancShares sold its then-existing mortgage servicing rights during the third quarter of 2000.

Reserve for Loan Losses

The reserve for loan losses is established by charges to operating expense. To determine the reserve needed, management evaluates the risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair value of collateral and other items that, in management’s opinion, deserve current recognition in estimating credit losses.

Management considers the established reserve adequate to absorb probable losses that relate to loans outstanding as of December 31, 2002, although future additions to the reserve may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares’ reserve for loan losses. Such agencies may require the recognition of additions to the reserve based on their judgments of information available to them at the time of their examination.

Nonaccrual Loans, Impaired Loans and Other Real Estate

Accrual of interest on certain residential mortgage loans is discontinued when the loan is more than three payments past due. Accrual of interest on all other loans is discontinued when management deems that collection of additional principal or interest is doubtful. Residential mortgage loans return to an accrual status when the loan balance is less than three payments past due. Other loans are returned to an accrual status when both principal and interest are current and the loan is determined to be performing in accordance with the applicable loan terms. Management considers a loan to be impaired when based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to contractual terms of the loan agreement. Impaired loans are valued using either the discounted expected cash flow method using the loan’s original effective interest rate or the collateral value. When the ultimate collectibility of an impaired loan’s principal is doubtful, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Subsequent to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 Accounting for Goodwill (Statement 142) on January 1, 2002, goodwill is not subject to amortization but is instead tested at least annually for impairment. Under the provisions of SFAS No. 147 Acquisitions of Certain Financial Institutions (Statement 147), which was adopted during 2002, amounts previously recorded as other intangible assets have been reclassified as goodwill and are now subject to the annual impairment testing provisions of Statement 142.

Other intangible assets with estimable lives are amortized on a straight-line basis over their estimated useful lives, which are periodically reviewed for reasonableness.

Prior to the adoption of Statement 142, goodwill and intangible assets were amortized over their estimated useful lives, over periods of up to 15 years.

Income Taxes

Income tax expense is based on consolidated income before income taxes and generally differs from income taxes paid due to deferred income taxes and benefits arising from income and expenses being recognized in different periods for financial and income tax reporting purposes. BancShares uses the asset and liability method to account for deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of BancShares’ assets and liabilities at enacted rates expected to be in effect when such amounts are realized or settled. BancShares and its subsidiaries file a consolidated federal income tax return. BancShares and its subsidiaries each file separate state income tax returns.

Per Share Data

Net income per share has been computed by dividing net income by the weighted average number of both classes of common shares outstanding during each period. The weighted average number of shares outstanding for 2002, 2001 and 2000 was 10,478,843; 10,507,289; and 10,551,607, respectively. BancShares had no potential common stock outstanding in any period.

Cash dividends per share apply to both Class A and Class B common stock. Shares of Class A common stock carry one vote per share, while shares of Class B common stock carry 16 votes per share.

Comprehensive Income

Accumulated other comprehensive income consists entirely of unrealized gains (losses) on investment securities available for sale.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The tax effects of the components of other comprehensive income included in the consolidated statements of income are as follows for the years ended December 31:

	2002	2001	2000
Unrealized gains (losses) arising during the period	$801	$2,226	$(149)
Less: reclassification adjustments for gains included in net income	129	637	706

Total tax effect	$672	$1,589	$(855)

Current Accounting Matters

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143). Statement 143 requires the fair value of an asset retirement obligation to be recorded as a liability in the period when a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets is incurred. Statement 143 also requires a corresponding asset that is depreciated over the life of the asset be recorded. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. BancShares adopted Statement 143 on January 1, 2003. The adoption of Statement 143 did not have a material impact on the consolidated financial statements.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Statement 144 establishes a single accounting model for long-lived assets to be disposed of by a sale. BancShares adopted the provisions of Statement 144 on January 1, 2002. The implementation did not have a material impact on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). Statement 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary. Statement 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of SFAS No. 4 is applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of Statement 145 is not expected to have a material effect on BancShares’ consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement 146), which becomes effective prospectively for exit or disposal activities initiated after December 31, 2002. Under Statement 146, a liability for a cost associated with an exit or disposal activity is recorded when that liability is incurred and can be measured at fair value. In periods after initially recording a liability, the liability is adjusted to reflect revisions to the expected timing or amount of estimated cash flows, discounted at the appropriate interest rate originally used to measure the liability. Statement 146 also establishes accounting standards for employee and contract termination costs. The impact from the adoption of Statement 146 is dependent on the nature and extent of exit and disposal activities.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (Interpretation 45). Interpretation 45 elaborates on the

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

disclosures to be made by a guarantor in its financial statements about its obligations under guarantees issued. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on BancShares’s consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. BancShares currently has no stock-based compensation, and the adoption of Statement 148 will not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Interpretation 46). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation 46 is not expected to have a material effect on the consolidated financial statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE B—INVESTMENT SECURITIES

The aggregate values of investment securities at December 31 along with gains and losses determined on an individual security basis are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity
2002
U. S. Government	$2,415,284	$19,404	$(50)	$2,434,638
State, county and municipal	2,039	168	—	2,207
Other	260	—	—	260

Total investment securities held to maturity	$2,417,583	$19,572	$(50)	$2,437,105

2001
U. S. Government	$2,655,257	$24,879	$(3,182)	$2,676,954
State, county and municipal	3,309	152	—	3,461
Other	285	—	—	285

Total investment securities held to maturity	$2,658,851	$25,031	$(3,182)	$2,680,700

Investment securities available for sale
2002
U. S. Government	$65,441	$268	$—	$65,709
Marketable equity securities	41,316	15,403	(1,364)	55,355
State, county and municipal	592	1	(4)	589

Total investment securities available for sale	$107,349	$15,672	$(1,368)	$121,653

2001
U. S. Government	$77,255	$—	$(28)	$77,227
Marketable equity securities	41,279	12,839	(181)	53,937
State, county and municipal	1,263	18	—	1,281

Total investment securities available for sale	$119,797	$12,857	$(209)	$132,445

The following table provides maturity information for investment securities at December 31. Callable securities are assumed to mature on their earliest call date.

	2002		2001
	Cost	Fair Value	Cost	Fair Value
Investment securities held to maturity
Maturing in:
One year or less	$1,643,887	$1,652,024	$2,453,866	$2,475,458
One through five years	745,418	755,512	197,684	197,696
Five to 10 years	485	501	541	554
Over 10 years	27,793	29,068	6,760	6,992

Total investment securities held to maturity	$2,417,583	$2,437,105	$2,658,851	$2,680,700

Investment securities available for sale
Maturing in:
One year or less	$45,245	$45,353	$51,560	$51,563
One through five years	20,478	20,637	25,695	25,664
Five to 10 years	165	163	—	—
Over 10 years	145	145	1,263	1,281
Marketable equity securities	41,316	55,355	41,279	53,937

Total investment securities available for sale	$107,349	$121,653	$119,797	$132,445

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The amount of securities gains (losses) reported includes the following:

	Year Ended December 31,
	2002	2001	2000
Gains on sales of investment securities available for sale	$428	$7,189	$1,976
Losses on sales of investment securities available for sale	—	—	—
Other than temporary impairment losses	(1,521)	—	(166)
Gains on calls of callable securities	12	—	—

Total securities gains (losses)	$(1,081)	$7,189	$1,810

Investment securities having an aggregate carrying value of $1,501,471 at December 31, 2002 and $1,425,832 at December 31, 2001, were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

NOTE C—LOANS

Loans outstanding at December 31 include the following:

	2002	2001
Loans secured by real estate:
Construction and land development	$799,278	$801,354
Commercial mortgage	2,035,646	1,809,260
Residential mortgage	1,058,082	1,260,010
Revolving mortgage	1,335,024	1,024,181
Other real estate mortgage loans	150,226	151,332

Total loans secured by real estate	5,378,256	5,046,137
Commercial and industrial	925,775	915,596
Consumer	1,154,280	1,073,954
Lease financing	141,372	139,966
All other loans	20,580	20,524

Total loans	$7,620,263	$7,196,177

There were no foreign loans outstanding during either period, nor were there any loans to finance highly leveraged transactions. There are no loan concentrations exceeding ten percent of loans outstanding involving multiple borrowers in similar activities or industries at December 31, 2002. Substantially all loans are to customers domiciled within BancShares’ principal market areas.

At December 31, 2002, $308,189 in residential mortgage loans were pledged to secure access to long-term borrowings. At December 31, 2001, $184,765 in residential mortgage loans were pledged to secure outstanding long-term obligations and access to further borrowings.

At December 31, 2002 and 2001, nonperforming loans consisted of nonaccrual loans of $15,521 and $13,983, respectively. Gross interest income on nonperforming loans that would have been recorded had these loans been performing was $1,190, $1,060 and $1,209, respectively, during 2002, 2001 and 2000. Interest income recognized on nonperforming loans was $753, $333 and $587 during the respective periods. As of December 31, 2002 and 2001, the balance of other real estate was $7,330 and $6,263. Loans transferred to other real estate totaled $5,694, $7,523 and $3,019 during 2002, 2001 and 2000.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

During 2001, to limit its exposure to changes in interest rates, BancShares began originating much of its residential mortgage loan production through correspondent mortgage bankers. Prior to that time, mortgage originations were either carried in the portfolio or were originated for sale through the secondary mortgage market. Loan sale activity for 2002, 2001 and 2000 is summarized below:

	2002	2001	2000
Loans held for sale at December 31	$3,224	$—	$19,980
For the year ended December 31:
Loans sold	760,637	611,102	250,894
Net gain on sale of loans	4,839	3,013	484

Until 2000, FCB operated a mortgage servicing operation for its own loans and for loans owned by various investors. During 2000, FCB elected to discontinue the servicing operation. The right to service $1,633,075 of loans owned by others was sold to an independent third party, while a separate servicer was retained to service BancShares’ residential mortgage loans. BancShares received $26,513 from the sale of its mortgage servicing rights and recognized gains of $20,187 in 2000 and $300 in 2001.

There were no capitalized mortgage servicing rights during 2002. The changes in the carrying values of mortgage servicing rights for 2001 and 2000 is summarized in the following table:

	2001	2000
Balance at beginning of year	$—	$6,832
Amounts capitalized during year	1,415	180
Amounts amortized during year	51	686
Amounts sold during the year	1,364	6,326

Balance at end of year	$—	$—

NOTE D—RESERVE FOR LOAN LOSSES

Activity in the reserve for loan losses is summarized as follows:

	2002	2001	2000
Balance at the beginning of year	$107,087	$102,655	$98,690
Reserves released from sale of loans	—	(777)	—
Provision for loan losses	26,550	24,134	15,488
Loans charged off	(24,940)	(22,292)	(15,906)
Loans recovered	3,836	3,367	4,383

Net charge-offs	(21,104)	(18,925)	(11,523)

Balance at the end of year	$112,533	$107,087	$102,655

At December 31, 2002 and 2001, impaired loans totaled $9,344 and $6,304, respectively, all of which were classified as nonaccrual. Total reserves of $2,136 and $2,047 have been established for impaired loans outstanding as December 31, 2002 and 2001, respectively. The average recorded investment in impaired loans during the years ended December 31, 2002, 2001 and 2000, was $10,134, $6,386 and $5,710, respectively. For the years ended December 31, 2002, 2001 and 2000, BancShares recognized cash basis interest income on those impaired loans of $566, $102 and $301 respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE E—PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31 are summarized as follows:

	2002	2001
Land	$114,645	$119,758
Premises and leasehold improvements	394,746	355,859
Furniture and equipment	235,963	224,812

Total	745,354	700,429
Less accumulated depreciation and amortization	238,087	217,345

Net book value	$507,267	$483,084

There were no premises pledged to secure borrowings at December 31, 2002 and 2001.

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

Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2002:

Year ending December 31:
2003	$11,425
2004	7,889
2005	5,754
2006	4,809
2007	3,754
Thereafter	44,282

Total minimum payments	$77,913

Total rent expense for all operating leases amounted to $12,845 in 2002, $13,407 in 2001 and $14,897 in 2000, net of rent income, which totaled $1,859, $1,887 and $1,984 for 2002, 2001 and 2000.

NOTE F—DEPOSITS

Deposits at December 31 are summarized as follows:

	2002	2001
Demand	$1,857,576	$1,650,101
Checking With Interest	1,375,726	1,281,222
Savings	648,207	609,685
Money market accounts	2,587,777	1,994,211
Time	3,970,334	4,426,386

Total deposits	$10,439,620	$9,961,605

Time deposits with a minimum denomination of $100 totaled $1,063,231 and $1,156,907 at December 31, 2002 and 2001, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

At December 31, 2002, the scheduled maturities of time deposits were:

2003	$2,897,002
2004	724,702
2005	149,040
2006	82,555
2007	116,890
Thereafter	145

Total time deposits	$3,970,334

NOTE G—SHORT-TERM BORROWINGS

Short-term borrowings at December 31 are as follows:

	2002	2001
Master notes	$239,718	$305,537
Repurchase agreements	166,201	201,763
Federal funds purchased	30,980	41,700
Other	25,728	62,390

Total short-term borrowings	$462,627	$611,390

At December 31, 2002, BancShares and its subsidiaries had unused credit lines allowing access of up to $530,000 on an unsecured basis. These included overnight borrowings and short-term borrowings under credit facilities with other banks. Additionally, under various borrowing arrangements with the Federal Reserve and the Federal Home Loan Bank of Atlanta, BancShares and its subsidiaries have access, on a secured basis, to additional borrowings as needed.

NOTE H—LONG-TERM OBLIGATIONS

Long-term obligations at December 31 include:

	2002	2001
Trust preferred capital securities at 8.05 percent maturing March 5, 2028	$150,000	$150,000
Trust preferred capital securities at 8.40 percent maturing October 31, 2031	100,000	100,000
Obligations to the Federal Home Loan Bank, secured by mortgage loans
Maturing September 9, 2011 at a fixed rate of 5.87 percent	—	15,000
Maturing September 9, 2021 at a fixed rate of 6.29 percent	—	15,000
Unsecured fixed rate notes payable:
8.00 percent maturing February 23, 2005	2,178	2,178
7.50 percent note due in annual installments maturing March 1, 2005	585	884
7.50 percent note maturing March 1, 2006	375	375
6.75 percent note due in annual installments maturing September 1, 2003	—	252
Other	271	320

Total long-term obligations	$253,409	$284,009

The 8.05 percent trust preferred capital securities issued in 1998 (the “1998 Preferred Securities”) were issued by a wholly-owned finance subsidiary of BancShares, and BancShares has fully and unconditionally guaranteed the repayment of those securities. The proceeds from the issuance of the 1998 Preferred Securities were invested in debentures issued by

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

BancShares and that investment became the sole asset of the trust. BancShares then made a capital infusion into FCB. The 1998 Preferred Securities qualify as Tier 1 capital for regulatory capital adequacy requirements for BancShares and FCB. BancShares may redeem the 1998 Preferred Securities in whole or in part after March 1, 2008.

The 8.40 percent trust preferred capital securities issued in 2001 (the “2001 Preferred Securities”) were issued by a wholly-owned finance subsidiary of BancShares, and BancShares has fully and unconditionally guaranteed the repayment of those securities. The proceeds from the issuance of 2001 Preferred Securities were invested in debentures issued by BancShares and that investment became the sole asset of the trust. The 2001 Preferred Securities qualify as Tier 1 capital for regulatory capital adequacy requirements for BancShares. BancShares may redeem 2001 Preferred Securities in whole or in part on or after October 31, 2006.

Long-term obligations maturing in each of the five years subsequent to December 31, 2002 include:

2002	$48
2003	349
2004	2,463
2005	376
2006	—
Thereafter	250,173

$253,409

NOTE I—COMMON STOCK

On October 28, 2002 the Board of Directors of BancShares authorized the purchase in the open market or in private transactions of up to 300,000 shares of its outstanding Class A common stock and up to 100,000 shares of its outstanding Class B common stock. The authorization is effective for a period of 12 months. During 2001 and 2000 the Board of Directors of BancShares had made similar authorizations to repurchase shares of BancShares stock.

The following table provides information related to shares purchased pursuant to authorizations for the years ended December 31:

	2002	2001	2000
Class A
Number of shares purchased	2,485	16,300	76,585
Cash disbursed	$263	$1,423	$4,730
Class B
Number of shares purchased	7,677	23,080	10,978
Cash disbursed	$751	$2,072	$776

Stock purchases are retired by a charge to common stock for the par value of the shares retired and to retained earnings for the cost in excess of par value.

NOTE J—ESTIMATED FAIR VALUES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	December 31, 2002		December 31, 2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$811,657	$811,657	$758,987	$758,987
Overnight investments	623,570	623,570	501,909	501,909
Investment securities held to maturity	2,417,583	2,437,105	2,658,851	2,680,700
Investment securities available for sale	121,653	121,653	132,445	132,445
Loans, net of reserve for loan losses	7,507,730	7,591,598	7,089,090	7,203,530
Income earned not collected	46,959	46,959	63,604	63,604
Deposits	10,439,620	10,592,340	9,961,605	10,032,388
Short-term borrowings	462,627	462,627	611,390	611,390
Long-term obligations	253,409	258,277	284,009	275,185
Accrued interest payable	36,755	36,755	71,313	71,313

No forward commitments to sell loans existed at December 31, 2002 or 2001. For other off-balance sheet commitments and contingencies, carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares’ financial position.

NOTE K—EMPLOYEE BENEFIT PLANS

Employees who qualify under length of service and other requirements participate in a noncontributory defined benefit pension plan. Under the plan, retirement benefits are based on years of service and average earnings. Contributions to the plan are made to provide adequate funding for retirement benefits as actuarially determined. BancShares contributed $8,487 in 2002 and $1,343 in 2001 to the plan. No contributions were made during 2000. The plan’s assets consist primarily of investments in FCB’s common trust funds, which include listed common stocks and fixed income securities.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table sets forth the plan’s funded status at December 31:

	2002	2001
Change in benefit obligation:
Net benefit obligation at beginning of year	$178,666	$155,379
Service cost	8,316	6,988
Interest cost	13,035	11,883
Actuarial loss	18,720	11,583
Transfers to affiliated banks	(1,790)	—
Gross benefits paid	(7,392)	(7,167)

Net benefit obligation at end of year	$209,555	$178,666

Change in plan assets:
Fair value of plan assets at beginning of year	$170,178	$177,283
Actual return on plan assets	(11,155)	(1,281)
Employer contributions	8,487	1,343
Transfer to affiliated banks	(2,049)	—
Gross benefits paid	(7,392)	(7,167)

Fair value of plan assets at end of year	$158,069	$170,178

Funded status at end of year	$(51,486)	$(8,488)
Unrecognized net actuarial loss (gain)	36,590	(7,121)
Unrecognized prior service cost	429	583
Unrecognized net transition asset	—	(1,164)

Net amount recognized in other liabilities at end of year	$(14,467)	$(16,190)

The net periodic pension cost for the years ended December 31 included the following:

	2002	2001	2000
Components of net periodic benefit cost:
Service cost	$8,316	$6,988	$5,912
Interest cost	13,035	11,883	10,890
Expected return on assets	(13,577)	(12,753)	(12,221)
Amortization of:
Transition asset	(1,165)	(1,228)	(1,228)
Prior service cost	154	154	154

Total net periodic benefit cost	$6,763	$5,044	$3,507

Prior service cost is being amortized on a straight-line basis over the estimated average remaining service period of employees. In determining the projected benefit obligation at December 31, 2002, 2001 and 2000, the following assumptions were used:

	2002	2001	2000
Weighted average discount rate	6.50%	7.00%	7.25%
Long-term rate of return on plan assets	8.50	8.50	8.50
Rate of future compensation increases	4.75	4.75	4.75

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Employees are also eligible to participate in a 401(k) plan after 31 days of service. The 401(k) plan allows associates to defer portions of their salary. Based on the employee’s contribution, BancShares will match up to 75% of the employee contribution. BancShares made participating contributions of $5,474, $5,327 and $5,210 during 2002, 2001 and 2000, respectively.

NOTE L—NONINTEREST INCOME AND NONINTEREST EXPENSE

Commission-based income includes commissions for investment broker-dealer activities of $14,000, $12,585 and $12,974 for 2002, 2001 and 2000, respectively.

Other noninterest expense for the years ended December 31 includes the following:

	2002	2001	2000
Cardholder and merchant services expense	$22,123	$19,514	$16,870
Telecommunications expense	10,753	11,052	10,799
Postage expense	8,242	8,055	7,062
Advertising expense	7,520	6,928	7,277
Amortization of intangibles	2,803	11,585	10,637
Consultant expense	2,543	3,470	5,273
Other	67,340	68,633	63,964

Total other noninterest expense	$121,324	$129,237	$121,882

NOTE M—INCOME TAXES

At December 31, income tax expense consisted of the following:

	2002	2001	2000
Current tax expense
Federal	$47,078	$49,191	$55,159
State	2,301	2,290	3,274

Total current tax expense	49,379	51,481	58,433

Deferred tax expense (benefit)
Federal	1,469	(453)	(153)
State	(61)	(223)	669

Total deferred tax expense (benefit)	1,408	(676)	516

Total tax expense	$50,787	$50,805	$58,949

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent in each period to pretax income as a result of the following:

	2002	2001	2000
Income at statutory rates	$50,240	$48,210	$55,041
Increase (reduction) in income taxes resulting from:
Amortization of goodwill	—	1,785	1,979
Nontaxable income on loans and investments, net of nondeductible expenses	(883)	(991)	(1,174)
State and local income taxes, including change in valuation allowance, net of federal income tax benefit	1,456	1,344	2,563
Other, net	(26)	457	540

Total tax expense	$50,787	$50,805	$58,949

The net deferred tax asset included the following components at December 31:

	2002	2001
Reserve for loan losses	$43,051	$41,257
Deferred compensation	5,682	5,348
Net pension liability	5,548	6,117
State operating loss carryforward	1,285	1,271
Other	2,775	3,591

Gross deferred tax asset	58,341	57,584
Less valuation allowance	3,457	3,819

Deferred tax asset	54,884	53,765

Accelerated depreciation	8,769	5,418
Lease financing activities	10,649	12,306
Unrealized gain on marketable equity securities	5,648	4,976
Net deferred loan fees and costs	2,592	3,392
Other	2,124	502

Deferred tax liability	29,782	26,594

Net deferred tax asset	$25,102	$27,171

The valuation allowance of $3,457 and $3,819 at December 31, 2002 and 2001, respectively, is the amount necessary to reduce BancShares’ gross state deferred tax asset to the amount that is more likely than not to be realized.

NOTE N—RELATED PARTY TRANSACTIONS

BancShares, FCB and ASB have had, and expect to have in the future, banking transactions in the ordinary course of business with several directors, officers and their associates (Related Parties), on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

An analysis of changes in the aggregate amounts of loans to Related Parties for the year ended December 31, 2002 is as follows:

Balance at beginning of year	$28,452
New loans	17,475
Repayments	9,345

Balance at end of year	$36,582

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

In addition to these outstanding loan balances there is $19,420 available to Related Parties in unfunded loan commitments.

BancShares provides certain processing and operational services to other financial institutions. Certain of these institutions are deemed to be Related Parties since significant shareholders of BancShares are also deemed to be significant shareholders of the other banks. During 2002, 2001 and 2000, BancShares received $18,565, $17,273 and $14,353, respectively, for services rendered to these Related Parties, substantially all of which is included in fees from processing services and relates to data processing services.

During 2000, BancShares sold several of its branch offices to Related Parties. Income from sale of branches includes gains of $4,085 recognized on the sale of these branches. No such sales occurred during 2002 or 2001.

Other expense includes $4,300, $3,624 and $3,335 in legal expense incurred during 2002, 2001 and 2000, respectively, for the firm that serves as BancShares’ general counsel. The senior attorney of that firm is a Related Party due to his membership on BancShares’ board of directors.

Investment securities available for sale includes an investment in a Related Party. This investment had a carrying value of $13,804 and $10,272 at December 31, 2002 and 2001, respectively. For each period, the investment had a cost of $508.

Short-term borrowings include federal funds purchased from Related Parties that totaled $20,800 and $24,850 at December 31, 2002 and 2001.

NOTE O—ACQUISITIONS AND DIVESTITURES

BancShares and its subsidiaries have consummated numerous acquisitions in recent years. All of the acquisitions have been accounted for as purchases, with the results of operations not included in BancShares’ Consolidated Statements of Income until after the transaction date. The pro forma impact of the acquisitions as though they had been made at the beginning of the periods presented is not material to BancShares’ consolidated financial statements.

The following table provides information regarding the acquisitions and divestitures of branches that have been consummated during the three-year period ended December 31, 2002:

Year	Transaction	Assets[1]	Deposits	Intangible
		(thousands)
2002	Purchase of two branches by FCB	$4,448	$24,285	$2,574
2001	Purchase of two branches by FCB	12,014	50,493	3,905
2000	Purchase of six branches by FCB	15,726	143,078	18,138
2000	Sale of four branches by FCB[2]	(94,773)	(91,810)	(3,780)

[1]	Excludes the transfer of cash
[2]	Sale of certain offices was made to related parties; see Note N

NOTE P—GOODWILL AND INTANGIBLE ASSETS

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

BancShares also adopted the provisions of Statement of Financial Accounting Standards No. 147 (Statement 147) during 2002. Statement 147 established specific accounting standards for the purchase of branch offices by financial institutions. The adoption of Statement 147 resulted in the reclassification of $54,524 from intangible assets to goodwill.

In accordance with the provisions of Statement 142, BancShares discontinued the amortization of goodwill effective January 1, 2002. Set forth below is a summary of goodwill activity during 2002 and 2001:

	2002	2001
Balance, January 1	$41,240	$46,340
Reclassification pursuant to adoption of Statement 147	54,524	—
Goodwill generated by branch purchases	1,598	—
Amortization	—	(5,100)

Balance, December 31	$97,362	$41,240

In connection with Statement 142’s transitional goodwill impairment evaluation, an initial assessment was performed to determine whether an impairment of goodwill existed as of the date of adoption. The analysis concluded no impairment existed.

The following information relates to other intangible assets, all of which are being amortized over their estimated useful lives:

	2002	2001
Balance, January 1	$70,328	$72,418
Reclassification pursuant to adoption of Statement 147	(54,524)	—
Intangible generated by branch purchases	976	4,395
Amortization	(2,803)	(6,485)

Balance, December 31	$13,977	$70,328

Based on current estimated useful lives and current carrying values, BancShares anticipates amortization expense for intangible assets in subsequent periods to be:

Projected amortization expense:

Year ended December 31, 2003	$2,360
Year ended December 31, 2004	1,909
Year ended December 31, 2005	1,832
Year ended December 31, 2006	1,688
Year ended December 31, 2007	1,511

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table describes the impact of the adoption of Statements 142 and 147 on net income and net income per share:

	Year ended December 31
	2002	2001	2000
Net income	$92,756	$86,936	$98,311
Addition of goodwill amortization	—	5,100	5,655
Addition of amortization for intangible assets reclassified to goodwill under Statement 147	—	4,990	4,150

Adjusted net income	$92,756	$97,026	$108,116

Net income per share	$8.85	$8.27	$9.32
Addition of goodwill amortization	—	0.49	0.54
Addition of amortization for intangible assets reclassified to goodwill under Statement 147	—	0.47	0.39

Adjusted net income per share	$8.85	$9.23	$10.25

NOTE Q—REGULATORY REQUIREMENTS

Various regulatory agencies have implemented guidelines that evaluate capital based on risk-adjusted assets. An additional capital computation evaluates tangible capital based on tangible assets. Minimum capital requirements set forth by the regulators require a Tier 1 capital ratio of no less than 4 percent, a total capital ratio of no less than 8 percent of risk adjusted assets, and a leverage capital ratio of no less than 3 percent of tangible assets. To meet the FDIC’s well-capitalized standards, the Tier 1 and total capital ratios must be at least 6 percent and 10 percent, respectively. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements.

Based on the most recent notifications from its regulators, FCB and ASB are well capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2002, BancShares, FCB and ASB met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect either FCB’s or ASB’s well capitalized status.

Following is an analysis of FCB and ASB capital ratios as of December 31, 2002 and 2001.

	FCB		ASB		Requirement for Well-capitalized Status
	2002	2001	2002	2001
Risk-based capital:
Tier 1 capital	$842,083	$801,913	$147,829	$79,112
Total capital	932,628	890,779	158,386	87,010
Risk-adjusted assets	7,232,191	7,026,677	874,841	712,083
Quarterly average tangible assets	10,827,881	10,571,665	—	—
Adjusted total assets	—	—	1,038,438	866,405
Tier 1 capital ratio	11.64%	11.41%	16.90%	11.11%	6.00%
Total capital ratio	12.90	12.68	18.10	12.22	10.00
Leverage capital ratio	7.78	7.59	14.24	9.13	5.00

The Board of Directors of FCB may declare a dividend on a portion of its undivided profits as it may deem appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, without prior regulatory approval. As of December 31, 2002 this amount was $612,336. Dividends declared by FCB amounted to $67,879 in 2002, $81,001 in 2001 and $50,037 in 2000.

BancShares and its banking subsidiaries are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations require the maintenance of noninterest-bearing reserve balances at the

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of vault cash. For 2002, the requirements averaged $108,541 for FCB and $1,432 for ASB. Both obligations were fully satisfied by vault cash balances.

NOTE R—COMMITMENTS AND CONTINGENCIES

In the normal course of business, BancShares and its subsidiaries have financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit-risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment. At December 31, 2002 and 2001, BancShares had unused commitments totaling $4,128,285 and $3,555,309 respectively.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, BancShares’ credit policies also govern the issuance of standby letters of credit. At December 31, 2002 and 2001, BancShares had standby letters of credit amounting to $35,257 and $25,884, respectively.

BancShares and various subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on BancShares’ consolidated financial statements.

NOTE S—SEGMENT DISCLOSURES

BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and ASB. Although FCB and ASB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity has a separate management group. Additionally, the financial results and trends of ASB reflect the de novo nature of its growth.

FCB is a mature banking institution that operates from a single charter from its branch network in North Carolina, Virginia and West Virginia. ASB began operations in 1997 and operates through a thrift charter in Florida, Georgia and Texas. In early 2003, ASB opened an office in Arizona. ASB’s significance to BancShares’ consolidated financial results continues to grow.

Management has determined that FCB and ASB are reportable business segments. In the aggregate, FCB and its consolidated subsidiaries, which are integral to its branch operation, and ASB account for more than 90 percent of consolidated assets, revenues and net income. The ‘Other’ category in the accompanying table includes activities of the parent company, two subsidiaries that are the issuing trusts for outstanding preferred securities, Neuse, Incorporated, a subsidiary that owns real property used in the banking operation and American Guaranty Insurance Corporation, a property insurance company.

The adjustments in the accompanying tables represent the elimination of the impact of certain inter-company transactions. The adjustments for interest income and interest expense neutralize the earnings and cost of inter-company borrowings. The adjustments to noninterest income and noninterest expense reflect the elimination of management fees and other service fees paid from one company to another within BancShares’ consolidated group.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table provides selected financial information for BancShares’ reportable business segments.

	2002
	ASB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$57,094	$534,264	$29,028	$620,386	$(24,217)	$596,169
Interest expense	24,522	168,936	44,777	238,235	(24,217)	214,018

Net interest income (loss)	32,572	365,328	(15,749)	382,151	—	382,151
Provision for loan losses	2,890	23,660	—	26,550	—	26,550

Net interest income (loss) after provision for loan losses	29,682	341,668	(15,749)	355,601	—	355,601
Noninterest income	4,959	221,080	118	226,157	(4,768)	221,389
Noninterest expense	36,539	400,283	1,393	438,215	(4,768)	433,447

Income (loss) before income taxes	(1,898)	162,465	(17,024)	143,543	—	143,543
Income taxes	(615)	57,460	(6,058)	50,787	—	50,787

Net income (loss)	$(1,283)	$105,005	$(10,966)	$92,756	$—	$92,756

Year-end assets	$1,039,196	$11,082,641	$1,672,899	$13,794,736	$(1,562,846)	$12,231,890

	2001
	ASB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$52,455	$654,096	$32,790	$739,341	$(23,914)	$715,427
Interest expense	34,084	295,845	40,495	370,424	(23,914)	346,510

Net interest income (loss)	18,371	358,251	(7,705)	368,917	—	368,917
Provision for loan losses	4,107	20,027	—	24,134	—	24,134

Net interest income (loss) after provision for loan losses	14,264	338,224	(7,705)	344,783	—	344,783
Noninterest income	4,276	208,481	7,253	220,010	(4,455)	215,555
Noninterest expense	30,432	389,881	6,739	427,052	(4,455)	422,597

Income (loss) before income taxes	(11,892)	156,824	(7,191)	137,741	—	137,741
Income taxes	(4,254)	55,849	(790)	50,805	—	50,805

Net income (loss)	$(7,638)	$100,975	$(6,401)	$86,936	$—	$86,936

Year-end assets	$867,210	$10,770,847	$1,702,376	$13,340,433	$(1,475,442)	$11,864,991

	2000
	ASB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$40,341	$661,232	$32,597	$734,170	$(26,000)	$708,170
Interest expense	26,138	299,245	43,445	368,828	(26,000)	342,828

Net interest income (loss)	14,203	361,987	(10,848)	365,342	—	365,342
Provision for loan losses	1,713	13,775	—	15,488	—	15,488

Net interest income (loss) after provision for loan losses	12,490	348,212	(10,848)	349,854	—	349,854
Noninterest income	3,417	200,680	1,921	206,018	(3,828)	202,190
Noninterest expense	23,879	367,731	7,002	398,612	(3,828)	394,784

Income (loss) before income taxes	(7,972)	181,161	(15,929)	157,260	—	157,260
Income taxes	(2,803)	65,400	(3,648)	58,949	—	58,949

Net income (loss)	$(5,169)	$115,761	$(12,281)	$98,311	$—	$98,311

Year-end assets	$678,232	$9,894,642	$1,378,706	$11,951,580	$(1,259,963)	$10,691,617

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE T—FIRST CITIZENS BANCSHARES, INC. (PARENT COMPANY)

First Citizens BancShares, Inc.’s principal assets are its investments in and receivables from its subsidiaries. Its sources of income are dividends and interest income. The Parent Company’s condensed balance sheets as of December 31, 2002 and 2001, and the related condensed statements of income and cash flows for the years ended December 31, 2002, 2001 and 2000 are as follows:

CONDENSED BALANCE SHEETS

	December 31
	2002	2001
	(thousands)
Assets
Cash	$36,199	$87,846
Investment securities held to maturity	—	120,000
Investment securities available for sale	95,755	105,907
Investment in subsidiaries	1,120,273	982,936
Due from subsidiaries	175,989	150,987
Other assets	45,123	49,070

Total assets	$1,473,339	$1,496,746

Liabilities and Shareholders’ Equity
Short-term borrowings	$239,718	$345,537
Long-term obligations	257,733	257,733
Other liabilities	8,597	8,433
Shareholders’ equity	967,291	885,043

Total liabilities and shareholders’ equity	$1,473,339	$1,496,746

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31
	2002	2001	2000
Interest income	$7,598	$17,952	$20,030
Interest expense	23,958	26,728	31,370

Net interest income (loss)	(16,360)	(8,776)	(11,340)
Dividends from subsidiaries	67,879	81,001	50,037
Other income (loss)	(1,072)	6,888	1,840
Other operating expense	1,379	6,390	6,875

Income before income tax benefit and equity in undistributed net income of subsidiaries	49,068	72,723	33,662
Income tax benefit	(6,338)	(913)	(3,668)

Income before equity in undistributed net income of subsidiaries	55,406	73,636	37,330
Equity in undistributed net income of subsidiaries	37,350	13,300	60,981

Net income	$92,756	$86,936	$98,311

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2002	2001	2000
OPERATING ACTIVITIES
Net income	$92,756	$86,936	$98,311
Adjustments
Undistributed net income of subsidiaries	(37,350)	(13,300)	(60,981)
Net amortization (accretion) of premiums and discounts	2,329	401	(185)
Securities (gains) losses	1,081	(7,189)	(1,810)
Change in other assets	3,288	1,113	4,590
Change in other liabilities	164	5,143	(2,863)

Net cash provided by operating activities	62,268	73,104	37,062

INVESTING ACTIVITIES
Net change in due from subsidiaries	(25,002)	9,249	115,605
Purchase of investment securities held to maturity	—	—	(130,136)
Purchase of investment securities available for sale	(40,000)	(95,366)	—
Maturities of investment securities held to maturity	117,671	39,599	20,136
Proceeds from sales of investment securities available for sale	50,727	13,883	2,337
Investment in subsidiaries	(100,000)	(34,260)	(27,866)

Net cash provided (used) by investing activities	3,396	(66,895)	(19,924)

FINANCING ACTIVITIES
Net change in short-term borrowings	(105,819)	(12,407)	960
Originations of long-term obligations	—	103,093	—
Repurchase of common stock	(1,014)	(3,495)	(5,506)
Cash dividends paid	(10,478)	(10,506)	(10,546)

Net cash provided (used) by financing activities	(117,311)	76,685	(15,092)

Net change in cash	(51,647)	82,894	2,046
Cash balance at beginning of year	87,846	4,952	2,906

Cash balance at end of year	$36,199	$87,846	$4,952

Cash payments for
Interest	$24,046	$26,990	$31,006
Income taxes	45,232	51,321	58,096
Supplemental disclosure of noncash investing and financing activities:
Unrealized securities gains (losses)	1,656	2,969	(1,143)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2003

FIRST CITIZENS BANCSHARES, INC. (Registrant)

/S/    JAMES B. HYLER, JR.

James B. Hyler, Jr.

Vice Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on March 13, 2003.

Signature	Title	Date

/s/ LEWIS R. HOLDING* Lewis R. Holding	Chairman and Chief Executive Officer (principal executive officer)	March 13, 2003

/s/ FRANK B. HOLDING* Frank B. Holding	Executive Vice Chairman	March 13, 2003

/s/ JAMES B. HYLER, JR. James B. Hyler, Jr.	Vice Chairman	March 13, 2003

/s/ FRANK B. HOLDING, JR.* Frank B. Holding, Jr.	President	March 13, 2003

/S/ KENNETH A. BLACK Kenneth A. Black	Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	March 13, 2003

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	March 13, 2003

/s/ CARMEN HOLDING AMES * Carmen Holding Ames	Director	March 13, 2003

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	March 13, 2003

/s/ GEORGE H. BROADRICK * George H. Broadrick	Director	March 13, 2003

/s/ HUBERT M. CRAIG, III * Hubert M. Craig, III	Director	March 13, 2003

/s/ LEWIS M. FETTERMAN * Lewis M. Fetterman	Director	March 13, 2003

/s/ CHARLES B.C. HOLT * Charles B.C. Holt	Director	March 13, 2003

Signature	Title	Date

/s/ GALE D. JOHNSON, M.D. * Gale D. Johnson, M.D.	Director	March 13, 2003

/s/ FREEMAN R. JONES * Freeman R. Jones	Director	March 13, 2003

/s/ LUCIUS S. JONES * Lucius S. Jones	Director	March 13, 2003

/s/ JOSEPH T. MALONEY, JR. * Joseph T. Maloney, Jr.	Director	March 13, 2003

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	March 13, 2003

/s/ LEWIS T. NUNNELEE, II * Lewis T. Nunnelee, II	Director	March 13, 2003

/s/ TALBERT O. SHAW * Talbert O. Shaw	Director	March 13, 2003

/s/ C. RONALD SCHEELER * C. Ronald Scheeler	Director	March 13, 2003

/s/ R. C. SOLES, JR. * R. C. Soles, Jr.	Director	March 13, 2003

/s/ DAVID L. WARD, JR * David L. Ward, Jr.	Director	March 13, 2003

*	Alexander G. MacFadyen, Jr. hereby signs this Annual Report on Form 10-K on March 13, 2003, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/s/ ALEXANDER G. MACFADYEN, JR.
Alexander G. MacFadyen, Jr. As Attorney-In-Fact

Certification of Chief Executive Officer

I, Lewis R. Holding, certify that:

1.	I have reviewed this annual report on Form 10-K of First Citizens BancShares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003	/s/ LEWIS R. HOLDING Lewis R. Holding Chief Executive Officer

Certification of Chief Financial Officer

I, Kenneth A. Black, certify that:

1.	I have reviewed this annual report on Form 10-K of First Citizens BancShares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003	/s/ KENNETH A. BLACK Kenneth A. Black Chief Financial Officer

Certifications

The undersigned hereby certifies that, to his or her knowledge, (i) the Form 10-K filed by First Citizens BancShares, Inc. (the “Registrant”) for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Registrant on the dates and for the periods presented therein.

March 5, 2003	/s/ LEWIS R. HOLDING Lewis R. Holding Chairman and Chief Executive Officer

/s/ KENNETH A. BLACK Kenneth A. Black Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1		Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1992)

3.2		Bylaws of the Registrant, as amended (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2000)

4.1		Specimen of Registrant’s Class A Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993)

4.2		Specimen of Registrant’s Class B Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993)

4.3		Amended and Restated Trust Agreement of FCB/NC Capital Trust I (incorporated by reference from Registration No. 333-59039)

4.4		Form of Guarantee Agreement (incorporated by reference from Registration No. 333-59039)

4.5		Junior Subordinated Indenture dated March 5, 1998 between Registrant and Bankers Trust Company, as Debenture Trustee (incorporated by reference from Registration No. 333-59039)

4.6		Amended and Restated Trust Agreement of FCB/NC Capital Trust II (incorporated by reference from Registration No. 333-68340)

4.7		Guarantee Agreement relating to Registrant’s guarantee of the capital securities of FCB/NC Capital Trust II (incorporated by reference from Registration No. 333-68340)

4.8		Junior Subordinated Indenture dated October 10, 2001, between Registrant and Bankers Trust Company, as Delaware Trustee (incorporated by reference from Registration No. 333-68340)

10.1	(a)

Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 1, 1986, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and Lewis R. Holding (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1998)

10.1	(b)

Fifth Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated October 28, 2002 between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and Lewis R. Holding (filed herewith)

10.2	(a)

Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 1, 1986, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1998)

10.2	(b)

Fifth Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated October 28, 2002 between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding (filed herewith)

10.3	(a)

Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 1, 1986, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and James B. Hyler, Jr. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1998)

10.3	(b)

Fifth Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated October 28, 2002 between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and James B. Hyler, Jr. (filed herewith)

10.4	(a)

Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 23, 1996, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding, Jr. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1998)

10.4	(b)

Second Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated October 28, 2002 between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding, Jr. (filed herewith)

10.5	(a)

Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement dated January 22, 1996, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and Joseph A. Cooper, Jr. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1999)

10.5	(b)

Second Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated October 28, 2002 between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding (filed herewith)

10.6

Second Death Benefit and Post-Retirement Non-Competition and Consultation Agreement dated April 28, 1997, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1997)

10.7

Consulting Agreement dated February 17, 1988, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1987)

10.13

Article IV Section 4.1.d of the Agreement and Plan of Reorganization and Merger by and among First Investors Savings Bank, Inc., SSB, First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page II-38 of Registrant’s S-4 Registration Statement filed with the SEC on December 19, 1994 (Registration No. 33-84514)

10.14

Article IV Section 4.1.e of the Agreement and Plan of Reorganization and Merger by and among State Bank and First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page I-36 of Registrant’s S-4 Registration Statement filed with the SEC on November 16, 1994 (Registration No. 33-86286)

22		Subsidiaries of the Registrant (filed herewith)

24		Power of Attorney (filed herewith)

99		Proxy Statement for Registrant’s 2002 Annual Meeting (separately filed)

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO

KENNETH A. BLACK, CHIEF FINANCIAL OFFICER OF FIRST CITIZENS BANCSHARES, INC.