Form 10-Q
period 2003-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2003-05-14
CIK 798941

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                   For the period ended  March 31, 2003

                    Commission File Number:  0-16471



                   First Citizens BancShares, Inc
        (Exact name of Registrant as specified in its charter)


            Delaware                                56-1528994
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)


           3128 Smoketree Court, Raleigh, North Carolina        27604
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

                          Yes    X           No  _____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                          Yes X              No _____

             Class A Common Stock--$1 Par Value-- 8,792,061 shares Class B Common Stock--$1 Par Value-- 1,677,675 shares
        (Number of shares outstanding, by class, as of May 13,2003)

 INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated  Balance Sheets at March 31, 2003,
          December 31, 2002,and March 31, 2002

          Consolidated Statements of Income for the three-month periods ended March 31, 2003 and March 31, 2002

          Consolidated  Statements  of Changes in  Shareholders'
          Equity for the three-month periods ended March 31, 2003, and March 31, 2002

          Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2003, and March 31, 2002

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk

Item 4.            Controls and Procedures

  (a)In conjunction with this filing and their certifications of the disclosures contained within this filing, Chief Executive Officer Lewis R. Holding and Chief Financial Officer Kenneth A. Black evaluated the effectiveness of Registrant's disclosure controls and procedures. This review, which occurred within 90 days of this report's filing, found the disclosure controls and procedures to be effective.

  (b)There were no significant changes in Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation by Mr. Holding and Mr. Black.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               99 Certification

          (b) Reports on Form 8-K. During the quarter ended March 31, 2003, Registrant filed no Current Reports on Form 8-K.



                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  May 13, 2003
                                                   By:/s/Kenneth A. Black
                                                   Kenneth A. Black
                                                   Vice President, Treasurer,
                                                   and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
First Quarter  2003

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

   a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003                                  /s/ Lewis R. Holding
                                                     _________________________
                                                     Lewis R. Holding
                                                     Chief Executive Officer

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

   a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003                                  /s/ Kenneth A. Black
                                                     ________________________
                                                     Kenneth A. Black
                                                     Chief Financial Officer


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries
                                                                           March 31*        December 31#            March 31*
(thousands, except share data)                                                  2003                2002                 2002
------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                    $ 753,578           $ 811,657            $ 709,757
Overnight investments                                                        925,255             623,570              597,980
Investment securities held to maturity                                     1,991,916           2,417,583            2,441,456
Investment securities available for sale                                     370,214             121,653              134,927
Loans                                                                      7,704,492           7,620,263            7,248,088
Less reserve for loan losses                                                 113,382             112,533              108,692
------------------------------------------------------------------------------------------------------------------------------
    Net loans                                                              7,591,110           7,507,730            7,139,396
Premises and equipment                                                       509,733             507,267              481,981
Income earned not collected                                                   41,977              46,959               60,970
Other assets                                                                 204,958             195,471              181,511
------------------------------------------------------------------------------------------------------------------------------
    Total assets                                                        $ 12,388,741        $ 12,231,890         $ 11,747,978
==============================================================================================================================

Liabilities
Deposits:
    Noninterest-bearing                                                  $ 1,992,797         $ 1,857,576          $ 1,615,435
    Interest-bearing                                                       8,601,583           8,582,044            8,257,544
------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                                        10,594,380          10,439,620            9,872,979
Short-term borrowings                                                        438,427             462,627              558,003
Long-term obligations                                                        253,386             253,409              283,988
Other liabilities                                                            118,913             108,943              125,101
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                     11,405,106          11,264,599           10,840,071

Shareholders' equity
Common stock:
Class A-$1 par value (8,792,561; 8,794,669 and
    8,797,154 shares issued, respectively)                                     8,792               8,794                8,797
Class B-$1 par value (1,677,675; 1,678,625 and
    1,683,470 shares issued, respectively)                                     1,678               1,678                1,683
Surplus                                                                      143,766             143,766              143,766
Retained earnings                                                            819,533             804,397              745,069
Accumulated other comprehensive income                                         9,866               8,656                8,592
------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                               983,635             967,291              907,907
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                          $ 12,388,741        $ 12,231,890         $ 11,747,978
==============================================================================================================================

* Unaudited
# Derived from the Consolidated Balance Sheets included in the 2002 Annual Report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.



First Citizens BancShares, Inc and Subsidiaries
First Quarter 2003

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries
                                                                                         Three Months Ended March 31
(thousands, except per share data, unaudited)                                                 2003              2002
---------------------------------------------------------------------------------------------------------------------
Interest income                                                                                           (Restated)
Loans                                                                                    $ 113,440         $ 124,227
Investment securities:
U. S. Government                                                                            15,429            29,638
State, county and municipal                                                                     38                62
Dividends                                                                                      377               435
---------------------------------------------------------------------------------------------------------------------
Total investment securities interest and dividend income                                    15,844            30,135
Overnight investments                                                                        1,790             1,786
---------------------------------------------------------------------------------------------------------------------
Total interest income                                                                      131,074           156,148
Interest expense
Deposits                                                                                    36,334            52,061
Short-term borrowings                                                                          581             1,369
Long-term obligations                                                                        5,243             5,707
---------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                      42,158            59,137
---------------------------------------------------------------------------------------------------------------------
Net interest income                                                                         88,916            97,011
Provision for loan losses                                                                    5,563             5,980
---------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                         83,353            91,031
Noninterest income
Service charges on deposit accounts                                                         18,444            18,448
Cardholder and merchant services income                                                     12,387            11,010
Trust income                                                                                 3,723             3,994
Fees from processing services                                                                5,138             4,684
Commission-based income                                                                      6,018             5,333
ATM income                                                                                   2,104             2,127
Mortgage income                                                                              4,056             3,262
Other service charges and fees                                                               3,905             4,033
Securities gains (losses)                                                                     (975)              310
Other                                                                                        1,587             1,014
---------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                    56,387            54,215
Noninterest expense
Salaries and wages                                                                          48,401            46,935
Employee benefits                                                                           11,527            10,585
Occupancy expense                                                                            9,722             8,999
Equipment expense                                                                           11,968            10,598
Other                                                                                       29,664            29,789
---------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                                  111,282           106,906
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                  28,458            38,340
Income taxes                                                                                10,164            13,516
---------------------------------------------------------------------------------------------------------------------
 Net income                                                                                 18,294            24,824
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of taxes
Unrealized securities gains arising during period                                              620             1,106
Less: reclassification adjustment for gains (losses) included in net income                   (590)              186
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of taxes                                                     1,210               920
=====================================================================================================================
Comprehensive income                                                                      $ 19,504          $ 25,744
=====================================================================================================================
Average shares outstanding                                                              10,472,065        10,481,661
Per Share
Net income                                                                                  $ 1.75            $ 2.37
Cash dividends                                                                               0.275              0.25
---------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2003

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries
                                                                                                   Accumulated
                                                 Class A     Class B                                     Other
                                                  Common      Common               Retained      Comprehensive       Total
(thousands, except share data, unaudited)          Stock       Stock     Surplus   Earnings             Income      Equity
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                     $ 8,797     $ 1,686   $ 143,766  $ 723,122            $ 7,672   $ 885,043
Net income (restated)                                                                24,824                         24,824
Other comprehensive income, net of taxes                                                                   920         920
Cash dividends                                                                       (2,620)                        (2,620)
Redemption of 2,832 shares of Class B
    common stock                                                  (3)                  (257)                          (260)
===========================================================================================================================
Balance at March 31, 2002 (restated)             $ 8,797     $ 1,683   $ 143,766  $ 745,069            $ 8,592   $ 907,907
===========================================================================================================================

Balance at December 31, 2002                     $ 8,794     $ 1,678   $ 143,766  $ 804,397            $ 8,656   $ 967,291
Net income                                                                           18,294                         18,294
Other comprehensive income, net of taxes                                                                 1,210       1,210
Cash dividends                                                                       (2,879)                        (2,879)
Redemption of 2,108 shares of Class A
    common stock                                      (2)                              (193)                          (195)
Redemption of 950 shares of Class B
    common stock                                                                        (86)                           (86)
===========================================================================================================================
Balance at March 31, 2003                        $ 8,792     $ 1,678   $ 143,766  $ 819,533            $ 9,866   $ 983,635
===========================================================================================================================

See accompanying Notes to Consolidated Financial Statements


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2003

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries

                                                                                         Three months ended March 31,
(thousands)                                                                                2003                 2002
------------------------------------------------------------------------------------------------------------------------
                                                                                             (thousands, unaudited)
                                                                                                                   (Restated)
OPERATING ACTIVITIES
Net income                                                                                     $ 18,294             $ 24,824
Adjustments to reconcile net income to cash
   provided  by operating activities:
  Amortization of intangibles                                                                       666                  919
  Provision for loan losses                                                                       5,563                5,980
  Deferred tax expense                                                                            2,143                2,974
  Change in current taxes payable                                                                12,337               14,164
  Depreciation                                                                                    9,728                9,173
  Change in accrued interest payable                                                             (7,571)             (16,577)
  Change in income earned not collected                                                           4,982                2,634
  Securities losses (gains)                                                                         975                 (310)
  Origination of loans held for sale                                                           (230,336)             (14,205)
  Proceeds from sale of loans held for sale                                                     230,415               11,716
  Gain on loans held for sale                                                                    (1,951)                (301)
  Net amortization of premiums and discounts                                                      5,473                5,592
  Net change in other assets                                                                    (13,087)              (2,760)
  Net change in other liabilities                                                                 5,204                4,570
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                        42,835               48,393
-----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net change in loans outstanding                                                               (87,071)             (53,496)
  Purchases of investment securities held to maturity                                          (156,111)            (228,347)
  Purchases of investment securities available for sale                                        (247,535)              (1,678)
  Proceeds from maturities of investment securities held to maturity                            576,305              440,150
  Proceeds from maturities of investment securities available for sale                                -                  911
  Net change in overnight investments                                                          (301,685)             (96,071)
  Dispositions of premises and equipment                                                          5,526                4,693
  Additions to premises and equipment                                                           (17,720)             (18,871)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                               (228,291)              47,291
-----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net change in time deposits                                                                   (56,236)            (244,656)
  Net change in demand and other interest-bearing deposits                                      210,996              156,030
  Net change in short-term borrowings                                                           (24,223)             (53,408)
  Repurchases of common stock                                                                      (281)                (260)
  Cash dividends paid                                                                            (2,879)              (2,620)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                                127,377             (144,914)
-----------------------------------------------------------------------------------------------------------------------------
Change in cash and due from banks                                                               (58,079)             (49,230)
Cash and due from banks at beginning of period                                                  811,657              758,987
-----------------------------------------------------------------------------------------------------------------------------
 Cash and due from banks at end of period                                                     $ 753,578            $ 709,757
=============================================================================================================================
CASH PAYMENTS FOR:
  Interest                                                                                     $ 49,729             $ 75,714
  Income taxes                                                                                       27                3,544
-----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains                                                                     $ 2,001              $ 1,405
Reclassification of premises and equipment to other real estate                                       -                6,108
-----------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2003

Note A
Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
     In the opinion of management, the consolidated statements contain all material adjustments necessary to present fairly the financial position of First Citizens BancShares, Inc. as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
     These financial statements should be read in conjunction with the financial statements and notes included in the 2002 First Citizens BancShares, Inc. Annual Report, which is incorporated by reference on Form 10-K. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2003. However, except as noted below, the reclassifications have no effect on shareholders' equity or net income as previously reported.
     BancShares adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 147 (Statement 147) during the fourth quarter of 2002. Statement 147 required that any reclassification of previously recognized unidentifiable intangible assets as goodwill be retroactively applied to coincide with the adoption of SFAS No. 142 (Statement 142). As a result, amortization expense related to assets that were reclassified pursuant to Statement 147 has been reversed, and the financial statements and related disclosures made for the first, second and third quarters of 2002 have been restated. For the quarter ended March 31, 2002, noninterest expense declined $2,516, income tax expense increased $890 and net income increased $1,626.
     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (Interpretation
45). Interpretation 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under guarantees issued. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation 45 were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 31, 2002. The adoption of Interpretation 45 did not have a material impact on BancShares consolidated financial statements.

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2003

Note B
Operating Segments
     BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and Atlantic States Bank (ASB). Although FCB and ASB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity has a separate management group. Additionally, the financial results and trends of ASB reflect the de novo nature of its growth.
     FCB is a mature banking institution that operates from a single charter from its branch network in North Carolina, Virginia and West Virginia. ASB began operations in 1997 and currently operates branches in Georgia, Florida, Texas and Arizona under a federal thrift charter. ASB will expand its branch network into California during 2003.
     In the aggregate, FCB and its consolidated subsidiaries, which are integral to its branch operation, and ASB account for more than 90 percent of consolidated assets, revenues and net income. Other includes activities of the parent company, two subsidiaries that are the issuing trusts for outstanding preferred securities, Neuse, Incorporated, a subsidiary that owns real property used in the banking operation and American Guaranty Insurance Corporation, a property insurance company.
     The adjustments in the accompanying tables represent the elimination of the impact of certain inter-company transactions. The adjustments to interest income and interest expense neutralize the earnings and cost of inter-company borrowings. The adjustments to noninterest income and noninterest expense reflect the elimination of management fees and other services fees paid by one company to another within BancShares' consolidated group.

Segment Disclosures
($ in thousands)
                                                                        March 31, 2003
                                          ASB           FCB         Other         Total    Adjustments  Consolidated
Interest income                       $ 14,568     $ 116,339      $ 6,152      $ 137,059      $ (5,985)    $ 131,074
Interest expense                         5,299        32,169       10,675         48,143        (5,985)       42,158
                                 ------------------------------------------------------------------------------------
Net interest income                      9,269        84,170       (4,523)        88,916             -        88,916
Provision for loan losses                  196         5,367            -          5,563             -         5,563
                                 ------------------------------------------------------------------------------------
Net interest income after                9,073        78,803       (4,523)        83,353             -        83,353
      provision for loan losses
Noninterest income                       1,233        56,796         (538)        57,491        (1,104)       56,387
Noninterest expense                     10,189       101,356          841        112,386        (1,104)      111,282
                                 ------------------------------------------------------------------------------------
Income before income taxes                 117        34,243       (5,902)        28,458             -        28,458
Income taxes                                50        12,200       (2,086)        10,164             -        10,164
                                 ------------------------------------------------------------------------------------
Net income                                $ 67      $ 22,043     $ (3,816)      $ 18,294           $ -      $ 18,294
                                 ====================================================================================
Period-end assets                  $ 1,095,895  $ 11,201,620  $ 1,747,422   $ 14,044,937  $ (1,656,196) $ 12,388,741



                                                                    March 31, 2002 (Restated)
                                           ASB           FCB         Other         Total   Adjustments  Consolidated
Interest income                       $ 13,072     $ 140,487      $ 8,384      $ 161,943      $ (5,795)    $ 156,148
Interest expense                         6,399        47,046       11,487         64,932        (5,795)       59,137
                                 ------------------------------------------------------------------------------------
Net interest income                      6,673        93,441       (3,103)        97,011             -        97,011
Provision for loan losses                1,065         4,915            -          5,980             -         5,980
                                 ------------------------------------------------------------------------------------
Net interest income after                5,608        88,526       (3,103)        91,031             -        91,031
      provision for loan losses
Noninterest income                       1,218        53,929          305         55,452        (1,237)       54,215
Noninterest expense                      8,163        99,783          197        108,143        (1,237)      106,906
                                 ------------------------------------------------------------------------------------
Income before income taxes              (1,337)       42,672       (2,995)        38,340             -        38,340
Income taxes                              (461)       15,047       (1,070)        13,516             -        13,516
                                 ------------------------------------------------------------------------------------
Net income                              $ (876)     $ 27,625     $ (1,925)      $ 24,824           $ -      $ 24,824
                                 ====================================================================================
Period-end assets                    $ 880,803  $ 10,622,373  $ 1,739,378   $ 13,242,554  $ (1,494,576) $ 11,747,978


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2003

Financial Summary
                                                                                                                           Table 1
                                                          2003                                      2002
                                                         First           Fourth            Third       Second                First
(thousands, except per share data and ratios)          Quarter          Quarter          Quarter       Quarter             Quarter
-----------------------------------------------------------------------------------------------------------------------------------
Summary of Operations
Interest income                                      $ 131,074        $ 140,508        $ 147,742        $ 151,771        $ 156,148
Interest expense                                        42,158           47,712           52,127           55,042           59,137
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                     88,916           92,796           95,615           96,729           97,011
Provision for loan losses                                5,563            7,156            5,592            7,822            5,980
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for loan losses                                     83,353           85,640           90,023           88,907           91,031
Noninterest income                                      56,387           56,618           55,282           55,259           54,215
Noninterest expense                                    111,282          112,496          108,325          105,705          106,906
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                              28,458           29,762           36,980           38,461           38,340
Income taxes                                            10,164           10,422           13,190           13,659           13,516
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                            $ 18,294         $ 19,340         $ 23,790         $ 24,802         $ 24,824
===================================================================================================================================
Net interest income-taxable equivalent                $ 89,200         $ 93,106         $ 95,932         $ 97,074         $ 97,382
-----------------------------------------------------------------------------------------------------------------------------------
Selected Quarterly Averages
Total assets                                      $ 12,054,717     $ 12,076,262     $ 11,871,334     $ 11,756,150     $ 11,664,376
Investment securities                                2,476,426        2,544,930        2,553,957        2,641,898        2,704,077
Loans                                                7,642,673        7,543,548        7,450,271        7,312,384        7,207,757
Interest-earning assets                             10,741,160       10,771,571       10,592,386       10,491,811       10,353,509
Deposits                                            10,283,143       10,251,693       10,060,785        9,934,615        9,776,690
Interest-bearing liabilities                         9,173,567        9,234,127        9,131,569        9,075,549        9,073,637
Long-term obligations                                  253,389          253,412          253,973          262,224          283,993
Shareholders' equity                                 $ 979,664        $ 953,606        $ 935,735        $ 916,387        $ 894,689
Shares outstanding                                  10,472,065       10,475,377       10,477,886       10,480,527       10,481,661
-----------------------------------------------------------------------------------------------------------------------------------
Selected Quarter-End Balances
Total assets                                      $ 12,388,741     $ 12,231,890     $ 12,087,152     $ 11,867,758     $ 11,747,978
Investment securities                                2,362,130        2,539,236        2,502,026        2,464,779        2,576,383
Loans                                                7,704,492        7,620,263        7,521,834        7,434,662        7,248,088
Interest-earning assets                             10,991,877       10,534,469       10,647,042       10,438,386       10,422,451
Deposits                                            10,594,380       10,439,620       10,286,825       10,065,180        9,872,979
Interest-bearing liabilities                         9,293,396        9,298,080        9,208,776        9,121,010        9,099,535
Long-term obligations                                  253,386          253,409          253,970          253,979          283,988
Shareholders' equity                                 $ 983,635        $ 967,291        $ 949,871        $ 930,175        $ 907,907
Shares outstanding                                  10,470,236       10,473,294       10,476,137       10,480,391       10,480,624
-----------------------------------------------------------------------------------------------------------------------------------
Profitability Ratios (averages)
Rate of return (annualized) on:
   Total assets                                           0.62 %           0.64 %           0.80 %           0.85 %           0.86 %
   Shareholders' equity                                   7.61             8.05            10.09            10.86            11.25
Dividend payout ratio                                    15.71            13.51            11.01            10.55            10.55
-----------------------------------------------------------------------------------------------------------------------------------
Liquidity and Capital Ratios (averages)
Loans to deposits                                        74.32  %         73.58 %          74.05  %         73.61  %         73.72 %
Shareholders' equity to total assets                      8.13             7.90             7.88             7.79             7.67
Time certificates of $100,000 or more to total
   deposits                                              10.44            10.42            10.54            10.90            11.54
-----------------------------------------------------------------------------------------------------------------------------------
Per Share of Stock
Net income                                              $ 1.75           $ 1.85           $ 2.27           $ 2.37           $ 2.37
Cash dividends                                           0.275            0.250            0.250            0.250            0.250
Book value at period end                                 93.05            92.36            90.67            88.77            86.63
Tangible book value at period end                        83.39            81.73            80.23            78.28            76.07
-----------------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2003

Outstanding Loans by Type
                                                                                                                 Table 2
                                                      2003                                2002
                                                     First          Fourth          Third          Second          First
(thousands)                                        Quarter         Quarter        Quarter         Quarter        Quarter
-------------------------------------------------------------------------------------------------------------------------
Real estate:
   Construction and land development             $ 834,027       $ 799,278      $ 816,512       $ 801,294      $ 804,517
  Mortgage:
    1-4 family residential                         975,010       1,058,082      1,091,344       1,131,466      1,153,757
    Commercial                                   2,077,633       2,035,646      1,966,433       1,924,087      1,884,616
    Revolving                                    1,404,014       1,335,024      1,259,593       1,175,693      1,080,896
    Other                                          148,684         150,226        158,125         156,817        154,469
-------------------------------------------------------------------------------------------------------------------------
Total real estate                                5,439,368       5,378,256      5,292,007       5,189,357      5,078,255
Commercial and industrial                          936,387         925,775        937,987         954,369        936,353
Consumer                                         1,135,622       1,154,280      1,132,406       1,130,753      1,077,265
Lease financing                                    137,562         141,372        142,695         141,351        137,383
Other                                               55,553          20,580         16,739          18,832         18,832
-------------------------------------------------------------------------------------------------------------------------
    Total loans                                  7,704,492       7,620,263      7,521,834       7,434,662      7,248,088
Less reserve for loan losses                       113,382         112,533        111,577         110,472        108,692
-------------------------------------------------------------------------------------------------------------------------
    Net loans                                  $7,591,110      $7,507,730     $7,410,257      $7,324,190     $7,139,396
-------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2003

Investment Securities                                                                                                 Table 3

                                    March 31, 2003                                  March 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
                                                           Average   Taxable                               Average    Taxable
                                                   Fair   Maturity Equivalent                      Fair   Maturity Equivalent
(thousands)                            Cost       Value (Yrs./Mos.)    Yield           Cost       Value (Yrs./Mos.)     Yield
--------------------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity:
U. S. Government:
Within one year                 $ 1,364,403 $ 1,369,721    0/5          2.42 %  $ 2,263,950 $ 2,268,657    0/5           4.27 %
One to five years                   600,271     608,015    1/5          2.30        169,244     168,081    2/5           4.03
Five to ten years                        88          94    6/9          8.00            141         149    7/10          8.00
Ten to twenty years                  23,247      24,250    14/1         5.55              -           -
Over twenty years                     1,617       1,690    25/8         7.14          4,676       4,805    24/6          7.38
--------------------------------------------------------------------------------------------------------------------------------
Total                             1,989,626   2,003,770    0/11         2.42      2,438,011   2,441,692    0/8           4.26
State, county and municipal:
Within one year                           -           -                               1,104       1,118    0/5           6.81
One to five years                       480         502    2/3          5.55            500         516    3/3           5.55
Five to ten years                       144         155    6/1          5.88            143         149    7/1           5.88
Ten to twenty years                   1,416       1,555    15/1         6.02          1,413       1,507    15/9          5.69
--------------------------------------------------------------------------------------------------------------------------------
Total                                 2,040       2,212    11/5         5.90          3,160       3,290    10/3          5.96
Other
Within one year                           -           -                                  35          35    0/8           3.46
One to five years                         -           -                                   -           -
Five to ten years                       250         250    5/4          7.75            250         250    6/4           7.75
--------------------------------------------------------------------------------------------------------------------------------
Total                                   250         250    5/8          7.54            285         285    4/4           6.25
Total investment securities
    held  to maturity             1,991,916   2,006,232    0/11         2.43      2,441,456   2,445,267    0/7           4.33
--------------------------------------------------------------------------------------------------------------------------------
Investment securities available for sale:
U. S. Government:
Within one year                     292,223     293,238    0/3          3.05         76,661      76,516    0/8           2.08
One to five years                    20,446      20,593    1/4          1.90              -           -
Five to ten years                       569         547    8/10         4.48              -           -
Ten to twenty years                       -           -                               1,263       1,276    15/4          5.33
Over twenty years                       145         145    29/8         1.15              -           -
------------------------------------------------------------------------------------------------------------------------------
Total                               313,383     314,523    0/4          2.97         77,924      77,792    0/11          2.13
Marketable equity securities         40,526      55,691                              42,950      57,135
Total investment securities
     available for sale             353,909     370,214    0/4          2.97 %      120,874     134,927    0/11          2.13 %
------------------------------------------------------------------------------------------------------------------------------
Total investment securities     $ 2,345,825 $ 2,376,446                         $ 2,562,330 $ 2,580,194
--------------------------------------------------------                     ---------------------------


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2003

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Third Quarter
                                                                                                                  Table 4
                                                        2003                             2002         Increase (decrease) due to:
                                                    Interest                         Interest
                                           Average    Income   Yield       Average     Income  Yield                Yield
(thousands)                                Balance   Expense   /Rate       Balance    Expense  /Rate      Volume    /Rate     Total
------------------------------------------------------------------------------------------------------------------------------------
Assets:
Total loans                        $ 7,642,673   $ 113,714  6.02 %     $ 7,207,757  $ 124,568   6.98 % $ 6,846  $ (17,700)$ (10,854)
Investment securities:
  U. S. Government                   2,417,337      15,429  2.59         2,644,567     29,638   4.55    (1,989)   (12,220)  (14,209)
  State, county and municipal            3,546          48  5.49             4,563         92   8.18       (17)       (27)      (44)
  Other                                 55,543         377  2.75            54,947        435   3.21         5        (63)      (58)
-----------------------------------------------------------------------------------------------------------------------------------
Total investment securities          2,476,426      15,854  2.60         2,704,077     30,165   4.52    (2,001)   (12,310)  (14,311)
Overnight investments                  622,061       1,790  1.17           441,675      1,786   1.64       623       (619)        4
====================================================================================================================================
Total interest-earning assets     $ 10,741,160   $ 131,358  4.95 %    $ 10,353,509  $ 156,519   6.11 % $ 5,468  $ (30,629)$ (25,161)
====================================================================================================================================

Liabilities:
Deposits:
  Checking with Interest           $ 1,321,761       $ 609  0.19 %     $ 1,224,860      $ 947   0.31 %    $ 49     $ (387)   $ (338)
  Savings                              661,427         715  0.44           623,896        859   0.56        46       (190)     (144)
  Money market accounts              2,569,867       6,935  1.09         2,096,771      8,466   1.64     1,613     (3,144)   (1,531)
  Time deposits                      3,938,700      28,075  2.89         4,261,946     41,789   3.98    (2,716)   (10,998)  (13,714)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits      8,491,755      36,334  1.74         8,207,473     52,061   2.57    (1,008)   (14,719)  (15,727)
Federal funds purchased                 35,171          97  1.12            43,562        169   1.57       (28)       (44)      (72)
Repurchase agreements                  161,275         130  0.33           200,799        270   0.55       (42)       (98)     (140)
Master notes                           226,448         333  0.60           292,766        680   0.94      (128)      (219)     (347)
Other short-term borrowings              5,529          21  1.54            45,044        250   2.25      (185)       (44)     (229)
Long-term obligations                  253,389       5,243  8.39           283,993      5,707   8.15      (624)       160      (464)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities $ 9,173,567    $ 42,158  1.86 %     $ 9,073,637   $ 59,137   2.64 % $(2,015) $ (14,964)$ (16,979)
------------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                      3.09 %                              3.47 %
------------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
  on interest-earning assets                    $ 89,200  3.37 %                   $ 97,382   3.81 %   $ 7,483  $ (15,665) $ (8,182)
------------------------------------------------------------------------------------------------------------------------------------
Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for each period, and a state income tax rate of 6.9% for each period.
     ------------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2003

Summary of Loan Loss Experience and Risk Elements
                                                                                                              Table 5
                                                        2003                               2002
                                                       First        Fourth         Third         Second         First
(thousands, except ratios)                           Quarter       Quarter       Quarter        Quarter       Quarter
----------------------------------------------------------------------------------------------------------------------
Reserve balance at beginning of period             $ 112,533     $ 111,577     $ 110,472      $ 108,692     $ 107,087
Provision for loan losses                              5,563         7,156         5,592          7,822         5,980
Net charge-offs:
Charge-offs                                           (5,273)       (6,966)       (5,319)        (7,262)       (5,393)
Recoveries                                               559           766           832          1,220         1,018
-------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                       (4,714)       (6,200)       (4,487)        (6,042)       (4,375)
=========================================================================================================================
 Reserve balance at end of period                  $ 113,382     $ 112,533     $ 111,577      $ 110,472     $ 108,692
=========================================================================================================================
Historical Statistics

Average loans                                    $ 7,642,673   $ 7,543,548    $7,450,271    $ 7,312,384   $ 7,207,757
Loans at period-end                                7,704,492     7,620,263     7,521,834      7,434,662     7,248,088
-------------------------------------------------------------------------------------------------------------------------
Risk Elements
 Nonaccrual loans                                   $ 16,988      $ 15,521       $14,944       $ 17,397      $ 17,735
Other real estate                                      8,155         7,330        12,092         10,563        12,461
----------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                         $ 25,143      $ 22,851       $27,036       $ 27,960      $ 30,196
----------------------------------------------------------------------------------------------------------------------
 Accruing loans 90 days or more past due             $ 7,349       $ 9,566        $8,928        $ 9,945      $ 11,012
-------------------------------------------------------------------------------------------------------------------------
Ratios
Net charge-offs (annualized) to average total loans     0.25  %       0.33  %       0.24  %        0.33  %       0.25  %
Reserve for loan losses to total loans at period-end    1.47          1.48          1.48           1.49          1.50
Nonperforming assets to total loans plus other
    real estate at period-end                           0.33          0.30          0.36           0.38          0.42
-------------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2003

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

INTRODUCTION
     Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries ("BancShares"). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. This discussion primarily focuses on BancShares' two banking subsidiaries: First-Citizens Bank & Trust Company ("FCB"), a North Carolina-chartered bank that operates branches in North Carolina, Virginia and West Virginia, and Atlantic States Bank ("ASB"), a federally-chartered thrift institution that operates offices in Georgia, Florida, Texas and Arizona.
     We adopted the provisions of Statement of Financial Accounting Standards
(SFAS) No. 147 (Statement 147) during the fourth quarter of 2002. Statement 147 required that any reclassification of previously recognized unidentifiable intangible assets to goodwill be retroactively applied to coincide with the adoption of SFAS No. 142 (Statement 142). As a result, amortization expense related to assets that were reclassified pursuant to Statement 147 has been reversed, and the financial statements and related disclosures made for the first, second and third quarters of 2002 have been restated.
     In addition, we have reclassified certain other amounts for prior years to conform with statement presentations for 2003. However, except for the adoption of Statement 147, the reclassifications had no effect on shareholders' equity or net income as previously reported. Intercompany accounts and transactions have been eliminated.

SUMMARY
     Consolidated net income during the first quarter of 2003 was $18.3 million, down 26.3% when compared to the $24.8 million earned during the corresponding period of 2002. Net income per share during the first quarter of 2003 totaled $1.75, compared to $2.37 during the first quarter of 2002. The decline in net income for the first quarter resulted from reductions in net interest income and higher noninterest expenses, partially offset by higher noninterest income. Our annualized return on average assets was 0.62 percent for the first quarter of 2003 and 0.86 percent for the first quarter of 2002, while our annualized return on shareholders' equity equaled 7.61% and 11.25% for the respective periods.
     Various profitability, liquidity and capital ratios are presented in Table
1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the first three months of 2003 and 2002.

INTEREST-EARNING ASSETS
     At March 31, 2003, interest-earning assets totaled $10.99 billion, an increase of $569.4 million or 5.5 percent from March 31, 2002. This increase results from growth in the loan portfolio and overnight investments, offset by a decline in the investment securities portfolio.
     Loans. At March 31, 2003 and 2002, gross loans totaled $7.70 billion and $7.25 billion, respectively. As of December 31, 2002, gross loans were $7.62 billion. The $456.4 million growth in loans from March 31, 2002 to March 31, 2003 results from growth within BancShares' revolving real estate-secured loans. This growth has resulted from customer demand for BancShares' retail EquityLine product during both 2002 and 2003. Revolving mortgage loans outstanding increased from $1.08 billion at March 31, 2002 to $1.40 billion at March 31, 2003, an increase of $323.1 million or 29.9 percent. As of March 31, 2003, consumer purpose loans have increased $58.2 million since March 31, 2002, a 5.4 percent increase, caused by growth in indirect automobile loans originated through our sales finance unit.
     Mortgage loans secured by 1-4 family residences have declined from $1.23 billion at March 31, 2002 to $975.0 million at March 31, 2003, a $254.9 million or 20.7 percent reduction. Although demand for residential mortgage loans surged during 2002 and the first quarter of 2003 due to interest rate reductions, a substantial portion of our residential mortgage loans is originated through correspondents. Consequently, the heightened loan demand did not generate growth in loans outstanding.
     During the first quarter of 2003, loans averaged $7.64 billion, an increase of $434.9 million or 6.0 percent from the comparable period of 2002.
     We expect continued growth among revolving real estate loans during 2003, and continued reduction in 1-4 family residential mortgage loans as existing loan balances amortize or are refinanced. Despite the current low level of interest rates, which would normally stimulate loan demand and business growth, current weak economic conditions contribute to general uncertainty among business and retail customers and therefore constrain our loan growth estimates for 2003. All growth projections are subject to change as a result of further economic deterioration or improvement.
     Investment securities. At March 31, 2003 and 2002, the investment portfolio totaled $2.36 billion and $2.58 billion, respectively. At December 31, 2002, the investment portfolio was $2.54 billion. Since March 31, 2002, investment securities decreased $214.3 million, or 8.3 percent. Table 3 presents detailed information relating to the investment securities portfolio.
     Investment securities held to maturity totaled $1.99 billion at March 31, 2003, compared to $2.42 billion at December 31, 2002 and $2.44 billion at March 31, 2002. The reduction in investment securities held to maturity during 2003 resulted from our decision to reinvest a portion of the proceeds from maturing held to maturity securities in securities classified as available for sale and overnight investments. This redirection of a portion of the investment securities portfolio enhances the overall liquidity of the balance sheet. All securities that are classified as held-to-maturity reflect BancShares' ability and positive intent to hold those investments until maturity.
     Investment securities available for sale totaled $370.2 million at March 31, 2003, compared to $121.7 million at December 31, 2002 and $134.9 million at March 31, 2002. The $248.5 million increase from March 31, 2002 is attributable to the previously-discussed focus on balance sheet liquidity. We anticipate that the amount of available-for-sale securities will continue to increase in 2003. Available-for-sale securities are reported at their aggregate fair value.
     Investment securities averaged $2.48 billion during the first quarter of 2003, compared to $2.70 billion during the first quarter of 2002, a reduction of $227.7 million or 8.4 percent. The reduction in average investment securities occurred as loan demand and higher balances of overnight investments absorbed liquidity that resulted from maturing securities.
     Overnight investments. Overnight investments totaled $925.3 million at March 31, 2003, compared to $623.6 million at December 31, 2002 and $598.0 million at March 31, 2002, the $327.3 million or 48.4 percent growth resulting from higher interest-bearing deposits in other banks. Overnight investments averaged $622.1 million during the first quarter of 2003, an increase of $180.4 million or 40.8 percent from the first quarter of 2002. The higher balance in overnight investments resulted from liquidity management decisions.
     Income on Interest-Earning Assets. Interest income amounted to $131.1 million during the first quarter of 2003, a $25.1 million or 16.1 percent decrease from the first quarter of 2002. Lower yields triggered the decrease in interest income in the first quarter of 2003 when compared to the same period of 2002. Table 4 analyzes interest-earning assets and interest-bearing liabilities for the first quarter of 2003 and 2002. To help assess the impact of the tax-exempt status of income earned on certain loans, leases and municipal securities, Table 5 is prepared on a taxable-equivalent basis. The taxable-equivalent yield on interest-earning assets for the first quarter of 2003 was 4.95 percent, compared to 6.11 percent for the corresponding period of 2002, a 116 basis point reduction.
     Loan interest income for the first quarter of 2003 was $113.4 million, a decrease of $10.8 million or 8.7 percent from the first quarter of 2002, the result of lower yields. The taxable-equivalent yield on the loan portfolio was
6.02 percent during the first quarter of 2003, compared to 6.98 percent during the same period of 2002. The reduced loan yields resulted from market-driven rate movements as well as a larger mix of lower-yielding revolving real estate secured loans in 2003. The effect of the decrease in yields on interest income was partially offset by an increase in average loan volume, which increased $434.9 million or 6.0 percent from the first quarter of 2002 to the first quarter of 2003.
     Income earned on the investment securities portfolio amounted to $15.8 million during the first quarter of 2003 and $30.1 million during the same period of 2002, a decrease of $14.3 million or 47.4 percent. This decrease in income is the result of a 192 basis point reduction in the taxable-equivalent yield and a $227.7 million decrease in average securities. The investment securities portfolio taxable-equivalent yield decreased from 4.52 percent for the quarter ended March 31, 2002, to 2.60 percent for the quarter ended March 31, 2003, the result of lower rates on newly-acquired securities when compared to maturing securities. The short maturity of our investment securities portfolio causes rapid repricing of the portfolio during periods of significant changes in interest rates.
     Interest income from overnight investments was $1.79 million during the first quarter of 2003, unchanged from the first quarter of 2002. Although average overnight investments increased $180.4 million or 40.8 percent to $622.1 million, the yield on average overnight investments fell 47 basis points to 1.17 percent, offsetting the benefit of the volume growth. The yield reduction was due to lower market interest rates.

INTEREST-BEARING LIABILITIES.
     At March 31, 2003 and 2002, interest-bearing liabilities totaled $9.29 billion and $9.10 billion, respectively, compared to $9.30 billion as of December 31, 2002. During the first quarter of 2003, interest-bearing liabilities averaged $9.17 billion, an increase of $99.9 million or 1.1 percent from the first quarter of 2002. This increase resulted from higher balances of interest-bearing deposits. No deposits have been acquired or divested during 2003.
     Deposits. At March 31, 2003, total deposits were $10.59 billion, an increase of $721.4 million or 7.3 percent over March 31, 2002. Compared to the December 31, 2002 balance of $10.44 billion, total deposits have increased $154.8 million. Noninterest-bearing deposits equaled $1.99 billion at March 31, 2003, up $377 million or 14.1 percent from March 31, 2002.
     Interest-bearing deposits averaged $8.49 billion during the first quarter of 2003 compared to $8.21 billion during the first quarter of 2002, an increase of $284.3 million or 3.5 percent, due primarily to growth among money market accounts. Average money market accounts increased $473.1 million or 22.6 percent from first quarter of 2002 to the first quarter of 2003. Average Checking With Interest increased $96.9 million or 7.9 percent for the first quarter of 2002 to the same period of 2003. These increases were offset by lower time deposits. Average time deposits decreased $323.2 million or 7.6 percent to $3.94 billion from March 31, 2002 to March 31, 2003.
     We attribute the growth in both noninterest-bearing and interest-bearing deposits to our focus on deposit gathering and retention required to fund loan demand in our market areas. Additionally, deposit growth has resulted from investors seeking the safety of traditional bank deposits due to continued volatility within the equity markets. However, the changes within specific types of deposits represent significant shifts in the mix of our interest-bearing deposits. During the first quarter of 2002, average time deposits represented
51.9 percent of total interest-bearing deposits, while average money market accounts housed 25.5 percent of interest-bearing deposits. During the first quarter of 2003, time deposits declined to 46.4 percent, while average money market accounts increased to represent 30.3 percent of total deposits.
     The shift away from time deposits in favor of less restrictive transaction and money market accounts results from the low market interest rates currently offered on time deposit products. Although it is unclear how long the economic uncertainty will continue to adversely affect the equity markets, we continue to focus our efforts on providing competitive deposit products to attract and retain core deposit relationships. Accordingly, we anticipate continued growth in deposits, although we expect time deposits will continue to contract until interest rates return to more historically normal levels.
     Time deposits of $100,000 or more averaged 10.44 percent of total deposits during the first quarter of 2003, compared to 11.54 percent during the same period of 2002.
     Short-term borrowings. At March 31, 2003, short-term borrowings totaled $438.4 million compared to $462.6 million at December 31, 2002 and $558.0 million at March 31, 2002. For the quarters ended March 31, 2003 and 2002, short-term borrowings averaged $428.4 million and $582.2 million, respectively. The decline in short-term borrowings is primarily the result of reductions among master notes and overnight repurchase obligations. Customer interest in these products has diminished due to the very low market rates of interest being paid on these commercial cash management products.
     Long-term obligations. At March 31, 2003 and 2002, long-term obligations totaled $253.4 million and $284.0 million, respectively. In each case, the outstanding balance includes $250 million in trust preferred capital securities:
$150 million that were issued in 1998 and $100 million that were issued in October of 2001. The March 31, 2002 balance also includes $30 million in borrowings that were repaid during the second quarter of 2002. During the first quarter of 2003, long-term obligations averaged $253.4 million, compared to $284.0 million during 2002.
     Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $42.2 million during the first quarter of 2003, a $17.0 million or
28.7 percent decrease from the first quarter of 2002. The lower interest expense was the result of lower market interest rates. The rate on average interest-bearing liabilities was 1.86 percent during 2003, a 78 basis point decrease in the aggregate blended rate on interest-bearing liabilities. The rate on average liabilities was 2.64 percent during the first quarter of 2002.

NET INTEREST INCOME
     Net interest income totaled $88.9 million during the first quarter of 2003, a decrease of $8.1 million or 8.3 percent from the first quarter of 2002. The deterioration in net interest income results from interest rate reductions.
     Although growth among average interest-earning assets of $388 million contributed to a favorable volume variance during the first quarter of 2003 when compared to the same period of 2002, the unfavorable impact of lower interest rates more than offset the benefit of volume growth. The taxable-equivalent net yield on interest-earning assets was 3.37 percent for the first quarter of 2003, compared to 3.81 percent achieved for the first quarter of 2002. The taxable equivalent interest rate spread for the first quarter of 2003 was 3.09 percent compared to 3.47 percent for the same period of 2002. While downward adjustments have impacted both the yield on interest-earning assets and the rate on interest-bearing liabilities, the extremely low level to which interest rates have fallen has not allowed us to adjust the interest rates paid on many deposit products in a similar magnitude as that which our interest-earning assets were affected.
     At current interest rate levels, we anticipate continued reductions in net interest income when compared to 2002. This general trend of declining net interest income is expected to continue until market interest rates begin to increase or until economic conditions improve sufficiently to allow the resumption of high levels of loan growth .
     Despite the current pressure on net interest income, our asset/liability management function continues to focus on maintaining high levels of balance sheet liquidity and managing our interest rate risk. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.
     Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. As of March 31, 2003, BancShares' market risk profile has not changed significantly from December 31, 2002. Changes in fair value that result from movement in market rates can not be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

ASSET QUALITY
     Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating probable credit losses. At March 31, 2003, the reserve for loan losses amounted to $113.4 million or 1.47 percent of loans outstanding. This compares to $112.5 million or
1.48 percent at December 31, 2002, and $108.7 million or 1.50 percent at March 31, 2002.
     The provision for loan losses charged to operations during the first quarter of 2003 was $5.6 million, compared to $6.0 million during the first quarter of 2002. The $417,000 decrease in the provision for loan loss during 2003 primarily resulted from lower loan loss estimates. Net charge-offs of loans during the first quarter of 2003 were $4.7 million compared to $4.4 million during the first quarter of 2002. On an annualized basis, these net charge-offs represent 0.25 percent of average loans outstanding during both periods. Management remains committed to maintaining high levels of credit quality. Table 5 provides details concerning the reserve and provision for loan losses over the past five quarters.
     Nonperforming assets. At March 31, 2003, BancShares' nonperforming assets amounted to $25.1 million or 0.33 percent of gross loans plus foreclosed properties, compared to $22.9 million at December 31, 2002, and $30.2 million at March 31, 2002. Despite some volatility in the amount of nonperforming assets in recent quarters, we view the current levels of nonperforming assets as evidence of strong asset quality. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure to losses. We anticipate that the level of nonperforming assets will not decline until consistently positive trends in economic activity are evident.
     Management considers the established reserve adequate to absorb estimated probable losses that relate to loans outstanding at March 31, 2003. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. These agencies may require the recognition of adjustments to the reserve based on their judgments of information available to them at the time of their examination.

NONINTEREST INCOME
     During the first three months of 2003, noninterest income was $56.4 million, compared to $54.2 million during the same period of 2002. The $2.2 million or 4.0 percent increase was due to growth in cardholder and merchant services income, mortgage income and commission-based income, partially offset by other than temporary impairment losses recognized on investment securities available for sale during 2003.
     During the first three months of 2003, cardholder and merchant services income increased $1.4 million or 12.5 percent, reaching $12.4 million compared to $11.0 million during the same period a year ago. This increase resulted from higher interchange income for credit and debit card transactions as well as growing income from merchant services. We continue to project growth in credit and debit card transaction volumes, although we anticipate that recent disputes between card issuers and merchants will result in a lower interchange rate. Our merchant network continues to grow as the number of merchant services providers continues to decline, a trend we expect will continue during 2003.
     Prompted by the historically low interest rates available for residential mortgage loans, refinance activity remained extremely strong during the first quarter of 2003, and we recorded a 24.3 percent increase in mortgage income. Mortgage income totaled $4.1 million compared to $3.3 million earned during the same period of 2002. Subject to the impact changes in interest rates may have on refinance activity, we anticipate mortgage originations will remain brisk and that income derived from the mortgage operation will continue to exceed 2002 levels.
     Commission-based income increased $685,000 or 12.8 percent to $6.0 million during the first three months of 2003, compared to $5.3 million during the same period of 2002. First Citizens Investor Services and FCB's insurance agency operations continue to expand their customer bases, generating higher levels of commission income, a trend we expect to continue throughout 2003.
     Fees from processing services increased 9.7 percent during the first quarter of 2003, primarily due to volume growth among transactions processed for client banks. Subject to continued growth among banks to whom we provide processing services, we expect these revenues will continue to increase.
     During the first quarter of 2003, we recognized securities losses of $975,000, all of which relates to other than temporary impairment losses recognized on our investment securities available for sale due to sustained reductions in market value. Given continued weakness in equity market values, there may be further other than temporary impairment of investment securities, although we are unable to estimate the likelihood or the possible amount of those losses at this time.
     Service charge income was unchanged from 2002, and we expect little growth in service charge income during 2003. Trust income declined 6.8 percent during the first quarter of 2003, continuing the 2002 trend. To the extent that our fees derived from many accounts are tied to asset values, the reduction in the market value of assets under management has resulted in an adverse impact on trust income.

NONINTEREST EXPENSE
     Noninterest expense was $111.3 million for the first three months of 2003, a 4.1 percent increase over the $106.9 million recorded during the same period of 2002. Much of the $4.4 million increase in total noninterest expense relates to personnel and equipment expenses.
     Salaries and wages increased $1.5 million or 3.1 percent during 2003 when compared to the same period of 2002, primarily due to an expanded workforce required in new markets and incentive compensation costs. Employee benefits increased $942,000 to $11.5 million for the first three months of 2003. This 8.9 percent increase in employee benefits was the result of higher pension costs that resulted from a reduction in the discount rate used to estimate future obligations, asset losses and reductions in estimated future returns on pension plan assets.
     Equipment expense increased $1.4 million or 12.9 percent to $12.0 million for the first quarter of 2003 when compared to the same period in 2002. Much of the increase in equipment expense relates to software costs, including depreciation of capitalized software, maintenance costs and rental expenses. Occupancy expense was $9.7 million during the first quarter of 2003 and $9.0 million during the first quarter of 2002. The $723,000 or 8.0 percent increase resulted from higher building depreciation expense.

INCOME TAXES
     Income tax expense amounted to $10.2 million during the three months ended March 31, 2003, compared to $13.5 million during the same period of 2002. The
24.8 percent decrease in income tax expense was the result of lower pretax income. The effective tax rates for these periods were 35.7 percent and 35.3 percent, respectively.

LIQUIDITY
     Management relies on the investment securities portfolio as a source of liquidity. Those securities designated as available-for-sale may be sold as needed to support liquidity demands, while maturities of held-to-maturity securities are staggered to provide ongoing access to further liquidity. Additionally, deposits generated throughout the branch network provide funding for asset growth. In the event additional liquidity is needed, we maintain readily available sources to borrow funds through our correspondent bank network.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
     BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At March 31, 2003 and 2002, the leverage capital ratios of BancShares were 9.30 percent and 8.99 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratios were 13.44 percent at March 31, 2003 and 13.20 percent at March 31, 2002. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratios were 14.77 percent at March 31, 2003 and 14.53 percent as of March 31, 2002. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies.

SEGMENT REPORTING
     BancShares conducts its banking operations through two wholly-owned subsidiaries, FCB and ASB. Although FCB and ASB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity has separate management groups. Additionally, the financial results and trends of ASB reflect the de novo nature of its operation.
     Atlantic States Bank. ASB's total assets increased from $880.8 million at March 31, 2002 to $1.10 billion at March 31, 2003, an increase of $215.1 million or 24.4 percent. This growth resulted from loan growth generated by the expanding geographic presence of its branch network. ASB's net interest income increased $2.6 million or 38.9 percent during the first three months of 2003, when compared to the same period of 2002, the result of balance sheet growth that more than offset the impact of falling interest rates. Provision for loan losses declined $869,000 or 81.6 percent due to reduced loan growth and lower loss estimates during 2003.
     ASB's noninterest income increased $15,000 or 1.2 percent during the first three months of 2003, the net result of higher service charge income and cardholder and merchant services income, largely offset by reductions in mortgage income. Noninterest expense increased $2.0 million or 24.8 percent during 2003. Higher personnel, occupancy and equipment costs reflect the impact of the expanded branch network, much of which relates to the expansion of ASB into Texas, Arizona and California.
     ASB recorded net income of $67,000 during the first three months of 2003 compared to a net loss of $876,000 during the same period of 2002. This represents a favorable variance of $943,000, primarily the result of ASB's balance sheet growth and lower provision for loan losses . Substantially all of ASB's growth has been on a de novo basis, and ASB continues its efforts to build a customer base in its highly competitive markets. We continue to seek new growth opportunities for ASB, in new and existing markets. Our initial investments in these markets will result in higher levels of noninterest expense in ensuing quarters.
     First Citizens Bank. FCB' total assets increased from $10.62 billion at March 31, 2002 to $11.20 billion at March 31, 2003, an increase of $580.9 million or 5.5 percent. FCB' net interest income decreased $9.3 million or 9.9 percent during the first three months of 2003, the result of a significant reduction in the net yield on interest-earning assets. Provision for loan losses increased $452,000 or 9.2 percent due to higher net charge-offs.
     FCB's noninterest income increased $2.9 million or 5.3 percent during the first three months of 2003, primarily the result of higher cardholder and merchant services income and mortgage income. Noninterest expense increased $1.6 million or 1.6 percent during the first three months of 2003, primarily due to higher personnel costs. FCB recorded net income of $22.0 million during the first three months of 2003 compared to $27.6 million during the same period of 2002. This represents a $5.6 million or 20.2 percent reduction in net income.

CURRENT ACCOUNTING AND REGULATORY ISSUES
     Effective January 1, 2002, BancShares adopted the provisions of Statement 142, which modified our accounting for goodwill and intangible assets. Previously, our capitalized intangible assets were amortized over their estimated useful lives, and the amortization expense related to those assets was included within noninterest expense. Upon adoption of Statement 142, we discontinued amortization of all amounts that we had previously classified as goodwill. We continued to amortize all other intangible assets over their estimated useful lives.
     During the fourth quarter of 2002, we adopted Statement 147, although we were required to apply certain provisions of Statement 147 retroactively to the date we adopted Statement 142. Guidance within Statement 147 resulted in the reclassification to goodwill of certain amounts previously recorded as intangible assets. Statement 147 required the reversal of any amortization expense recorded on those reclassified assets since the adoption of Statement
142. Accordingly, amortization expense initially recorded during the first, second and third quarters of 2002 was reversed during the fourth quarter, and prior periods have been restated to reflect that change.
     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). Statement 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary. Statement 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of Statement 145 for transactions occurring after May 15, 2002 did not have a material effect on our consolidated financial statements.
     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146), which becomes effective prospectively for exit or disposal activities initiated after December 31, 2002. Under Statement 146, we will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. In periods after initially recording a liability, we will adjust the liability to reflect revisions to the expected timing or amount of estimated cash flows, discounted at the appropriate interest rate originally used to measure the liability. Statement 146 also establishes accounting standards for employee and contract termination costs. The impact from the adoption of Statement 146 is dependent on the nature and extent of exit and disposal activities. Consequently, at this time, we are unable to estimate the ultimate impact from the adoption of Statement 146.
     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (Interpretation
45). Interpretation 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under guarantees issued. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation 45 are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our consolidated financial statements. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. As we currently have no stock-based compensation, the adoption of Statement 148 did not have a material impact on our consolidated financial statements.
     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Interpretation 46). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation 46 is not expected to have a material effect on our consolidated financial statements.
     Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

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

                                   Exhibit 99

                                  CERTIFICATION

     The undersigned hereby certifies that, to his or her knowledge, (i) the Form 10-Q filed by First Citizens BancShares, Inc. (the "Issuer") for the quarter ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

May 13, 2003                         /s/ Lewis R. Holding
                                     Lewis R. Holding
                                     Chairman and Chief Executive Officer


                                     /s/ Kenneth A. Black
                                     Kenneth A. Black
                                     Vice President and Chief Financial Officer