Form 10-Q
period 2003-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2003-08-11
CIK 798941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



            X  Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the quarterly period ended  June 30, 2003
                                       or
              Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

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

             Class A Common Stock--$1 Par Value-- 8,750,670 shares Class B Common Stock--$1 Par Value-- 1,677,675 shares
        (Number of shares outstanding, by class, as of August 11, 2003)

 Index

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated  Balance Sheets at June 30, 2003,
          December 31, 2002,and June 30, 2002

          Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2003 and June 30, 2002

          Consolidated  Statements  of Changes in  Shareholders'
          Equity for the six-month periods ended June 30, 2003, and June 30, 2002

          Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2003, and June 30, 2002

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
Item 4.   Controls and Procedures

     (a) In conjunction with this filing and their certifications of the disclosures contained within this filing, Chief Executive Officer Lewis R. Holding and Chief Financial Officer Kenneth A. Black evaluated the effectiveness of Registrant's disclosure controls and procedures as of June 30, 2003. This review found the disclosure controls and procedures to be effective.

     (b) During the quarter, there were no significant changes in Registrant's internal controls over financial reporting or in other factors that could significantly affect these controls.


First Citizens BancShares, Inc and Subsidiaries
Second Quarter  2003

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          On April 28, 2003 at the Annual Meeting of Shareholders of Registrant, the shareholders considered the election of directors. The shareholder vote regarding the election of the nominees for Board of Directors was:

                    Nominee                     For                   Withheld

                    J.M. Alexander, Jr.      32,212,470               253,938
                    C.H. Ames                32,212,024               254,384
                    B.I. Boyles              31,880,616               585,792
                    G.H. Broadrick           31,895,579               570,829
                    H.M. Craig, III          32,212,470               253,938
                    B.M. Farnsworth          31,889,204               577,204
                    L.M. Fetterman           31,894,653               571,755
                    F.B. Holding             31,816,978               649,430
                    F.B. Holding, Jr.        31,817,577               648,831
                    L.R. Holding             31,816,978               649,430
                    C.B.C. Holt              32,209,203               257,205
                    J.B. Hyler, Jr.          31,815,838               650,570
                    G.D. Johnson             31,885,258               581,150
                    F.R. Jones               31,894,410               571,998
                    L.S. Jones               32,208,445               257,963
                    J.T. Maloney, Jr.        32,211,810               254,598
                    J.C. Mayo, Jr.           31,889,567               576,841
                    L.T. Nunnelee, II        31,891,385               575,023
                    T.O. Shaw                31,391,899             1,074,509
                    R.C. Soles, Jr.          32,208,997               257,411
                    D.L. Ward, Jr.           32,187,075               279,333


First Citizens BancShares, Inc and Subsidiaries
Second Quarter  2003

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.
                  31.1   Certification of Chief Executive Officer
                  31.2   Certification of Chief Financial Officer
                  32 Certifications of Chief Executive Officer and Chief Financial Officer

          (b) Reports on Form 8-K. During the quarter ended June 30, 2003, Registrant filed noCurrent Report on Form 8-K.



                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated:  August 11, 2003                         By:/s/Kenneth A. Black
                                                   Kenneth A. Black
                                                   Vice President, Treasurer,
                                                   and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Second Quarter  2003

                                  Exhibit 31.1


                                  CERTIFICATION


I, Lewis R. Holding, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of First Citizens BancShares, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

           (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

           (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

           (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: August 11, 2003

                                                     /s/ Lewis R. Holding
                                                     Lewis R. Holding
                                                     Chief Executive Officer


First Citizens BancShares, Inc and Subsidiaries
Second Quarter  2003

                                  Exhibit 31.2


                                  CERTIFICATION



I, Kenneth A. Black, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of First Citizens BancShares, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

           (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

           (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

           (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: August 11, 2003

                                                     /s/ Kenneth A. Black
                                                     Kenneth A. Black
                                                     Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Second Quarter  2003


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries
                                                                         June 30#          December 31*               June 30#
(thousands, except share data)                                               2003                  2002                   2002
-------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                                               (Restated)
Cash and due from banks                                                 $ 810,546             $ 811,657              $ 814,540
 Overnight investments                                                    618,396               623,570                538,945
 Investment securities held to maturity                                 1,601,061             2,417,583              2,330,337
 Investment securities available for sale                                 874,760               121,653                134,442
 Loans                                                                  7,857,220             7,620,263              7,434,662
 Less reserve for loan losses                                             115,382               112,533                110,472
-------------------------------------------------------------------------------------------------------------------------------
      Net loans                                                         7,741,838             7,507,730              7,324,190
 Premises and equipment                                                   519,096               507,267                489,811
 Income earned not collected                                               40,060                46,959                 56,159
 Other assets                                                             188,987               195,471                179,334
-------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                   $ 12,394,744          $ 12,231,890           $ 11,867,758
===============================================================================================================================
Liabilities
Deposits:
  Noninterest-bearing                                                 $ 2,152,689           $ 1,857,576            $ 1,705,131
  Interest-bearing                                                      8,405,927             8,582,044              8,360,049
-------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                    10,558,616            10,439,620             10,065,180
 Short-term borrowings                                                    499,564               462,627                506,982
 Long-term obligations                                                    253,376               253,409                253,979
 Other liabilities                                                         83,399               108,943                111,441
-------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                11,394,955            11,264,599             10,937,582

 Shareholders' Equity
 Common stock:
    Class A - $1 par value (8,758,670; 8,794,669;
      and 8,797,154 shares issued, respectively)                            8,759                 8,794                  8,797
    Class B - $1 par value (1,677,675; 1,678,625;
      and 1,683,237 shares issued, respectively)                            1,678                 1,678                  1,683
 Surplus                                                                  143,766               143,766                143,766
 Retained earnings                                                        834,088               804,397                767,226
 Accumulated other comprehensive income                                    11,498                 8,656                  8,704
-------------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                          999,789               967,291                930,176
-------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity                          $ 12,394,744          $ 12,231,890           $ 11,867,758
===============================================================================================================================

* Unaudited
# Derived from the Consolidated Balance Sheets included in the 2002 Annual Report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.



First Citizens BancShares, Inc and Subsidiaries
Second Quarter 2003

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries
                                                                   Three Months Ended June 30       Six Months Ended June 30
(thousands, except per share data; unaudited)                             2003            2002            2003            2002
-------------------------------------------------------------------------------------------------------------------------------
Interest income                                                                      (Restated)                      (Restated)
Loans                                                                $ 112,147       $ 122,987       $ 225,587       $ 247,214
Investment securities:
U. S. Government                                                        15,223          26,058          30,652          55,696
State, county and municipal                                                 37              60              75             122
Dividends                                                                  348             430             725             865
-------------------------------------------------------------------------------------------------------------------------------
  Total investment securities interest and dividend income              15,608          26,548          31,452          56,683
Overnight investments                                                    1,418           2,236           3,208           4,022
-------------------------------------------------------------------------------------------------------------------------------
  Total interest income                                                129,173         151,771         260,247         307,919
Interest expense
Deposits                                                                33,549          48,548          69,883         100,609
Short-term borrowings                                                      715           1,112           1,296           2,481
Long-term obligations                                                    5,241           5,382          10,484          11,089
-------------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                39,505          55,042          81,663         114,179
-------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                                   89,668          96,729         178,584         193,740
Provision for loan losses                                                7,192           7,822          12,755          13,802
-------------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                   82,476          88,907         165,829         179,938
Noninterest income
Service charges on deposit accounts                                     19,466          18,961          37,910          37,409
Cardholder and merchant services income                                 14,093          12,425          26,480          23,435
Trust income                                                             3,743           3,915           7,466           7,909
Fees from processing services                                            5,087           4,720          10,225           9,404
Commission income                                                        6,052           5,992          12,070          11,325
ATM income                                                               2,199           2,403           4,303           4,530
Mortgage income                                                          5,037           2,590           9,093           5,852
Gain on sale of branches to a related party                              5,710               -           5,710               -
Other service charges and fees                                           3,754           3,712           7,659           7,744
Securities gains (losses)                                                1,105            (396)            130             (86)
Other                                                                      702           1,047           2,289           2,062
-------------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                              66,948          55,369         123,335         109,584
Noninterest expense
Salaries and wages                                                      49,536          44,823          97,937          91,758
Employee benefits                                                       12,174           9,958          23,701          20,543
Occupancy expense                                                       11,184           9,839          20,906          18,838
Equipment expense                                                       12,209          11,052          24,177          21,650
Other                                                                   30,872          30,143          60,536          59,932
-------------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                            115,975         105,815         227,257         212,721
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                              33,449          38,461          61,907          76,801
Income taxes                                                            12,677          13,659          22,841          27,175
-------------------------------------------------------------------------------------------------------------------------------
   Net income                                                         $ 20,772        $ 24,802        $ 39,066        $ 49,626
===============================================================================================================================
Other comprehensive income (loss) net of taxes
Unrealized securities gains (losses) arising during period             $ 2,301           $ (13)        $ 2,921         $ 1,193
 Less: reclassified adjustment for gains (losses) included
            in net income                                                  669            (125)             79             161
-------------------------------------------------------------------------------------------------------------------------------
 Other comprehensive income                                              1,632             112           2,842           1,032
-------------------------------------------------------------------------------------------------------------------------------
   Comprehensive income                                               $ 22,404        $ 24,914        $ 41,908        $ 50,658
-------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding                                          10,465,909      10,480,527      10,468,970      10,481,091
Net income per share                                                    $ 1.98          $ 2.37          $ 3.73          $ 4.73
===============================================================================================================================
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2003

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries

                                                                                                    Accumulated
                                                 Class A    Class B                                      Other            Total
                                                  Common     Common                   Retained   Comprehensive    Shareholders'
(thousands, except share data, unaudited)          Stock      Stock      Surplus      Earnings          Income           Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                     $ 8,797    $ 1,686    $ 143,766     $ 723,122         $ 7,672        $ 885,043
Net income (restated)                                                                   49,626                           49,626
Cash dividends                                                                          (5,240)                          (5,240)
Redemption of 3,065 shares of Class B
    common stock                                                 (3)                      (282)                            (285)
Other comprehensive income, net of taxes                                                                 1,032            1,032
================================================================================================================================
 Balance at June 30, 2002 (restated)             $ 8,797    $ 1,683    $ 143,766     $ 767,226         $ 8,704        $ 930,176
================================================================================================================================

Balance at December 31, 2002                     $ 8,794    $ 1,678    $ 143,766     $ 804,397         $ 8,656        $ 967,291
Net income                                                                              39,066                           39,066
Cash dividends                                                                          (5,758)                          (5,758)
Redemption of 35,999 shares of Class A
    common stock                                     (35)                               (3,530)                          (3,565)
Redemption of 950 shares of Class B
    common stock                                                  -                        (87)                             (87)
Other comprehensive income, net of taxes                                                                 2,842            2,842
================================================================================================================================
 Balance at June 30, 2003                        $ 8,759    $ 1,678    $ 143,766     $ 834,088        $ 11,498        $ 999,789
================================================================================================================================

See accompanying Notes to Consolidated Financial Statements


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2003

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries
                                                                                              Six months ended June 30
                                                                                             2003               2002
                                                                                                             (restated)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      (thousands)
OPERATING ACTIVITIES
Net income                                                                                      $ 39,066           $ 49,626
Adjustments to reconcile net income to cash
   provided  by operating activities:
  Amortization of intangibles                                                                      1,332              1,547
  Provision for loan losses                                                                       12,755             13,802
  Deferred tax benefit                                                                             5,531              5,345
  Change in current taxes payable                                                                 (2,587)             1,007
  Depreciation                                                                                    20,014             18,450
  Change in accrued interest payable                                                              (5,628)           (16,670)
  Change in income earned not collected                                                            6,899              7,445
  Securities losses (gains)                                                                         (130)                86
  Origination of loans held for sale                                                            (493,186)           (14,611)
  Proceeds from sale of loans held for sale                                                      496,400             11,716
  Gain on loans held for sale                                                                     (4,727)              (301)
  Gain on sale of branches to a related party                                                     (5,710)              -
  Net amortization (accretion) of premiums and discounts                                          10,488            (11,563)
  Net change in other assets                                                                      (3,232)            (3,947)
  Net change in other liabilities                                                                (17,300)             4,161
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                         59,985             66,093
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net change in loans outstanding                                                               (272,573)          (245,706)
  Purchases of investment securities held to maturity                                           (536,511)          (851,933)
  Purchases of investment securities available for sale                                         (752,495)            (1,113)
  Proceeds from maturities of investment securities held to maturity                           1,342,545          1,192,010
  Proceeds from maturities of investment securities available for sale                             4,216                911
  Net change in overnight investments                                                              5,174            (37,036)
  Dispositions of premises and equipment                                                           4,884              6,148
  Additions to premises and equipment                                                            (37,899)           (37,433)
  Purchase and sale of branches, net of cash transferred                                         (66,667)              -
----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                                (309,326)            25,848
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net change in time deposits                                                                   (156,721)          (319,311)
  Net change in demand and other interest-bearing deposits                                       377,457            422,886
  Net change in short-term borrowings                                                             36,904           (104,438)
  Repayments of long-term obligations                                                               -               (30,000)
  Repurchases of common stock                                                                     (3,652)              (285)
  Cash dividends paid                                                                             (5,758)            (5,240)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                                 248,230            (36,388)
----------------------------------------------------------------------------------------------------------------------------
Change in cash and due from banks                                                                 (1,111)            55,553
Cash and due from banks at beginning of period                                                   811,657            758,987
============================================================================================================================
 Cash and due from banks at end of period                                                      $ 810,546          $ 814,540
============================================================================================================================
CASH PAYMENTS FOR:
  Interest                                                                                      $ 87,291           $ 71,712
  Income taxes                                                                                    19,617             27,901
----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains (losses)                                                             $ 4,698              1,881
Reclassification of premises and equipment to other real estate                                      -                6,108
----------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2003

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

     BancShares adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 147 (Statement 147) during the fourth quarter of 2002. Statement 147 required that any reclassification of previously recognized unidentifiable intangible assets as goodwill be retroactively applied to coincide with the adoption of SFAS No. 142 (Statement 142). As a result, amortization expense related to assets that were reclassified pursuant to Statement 147 has been reversed, and the financial statements and related disclosures made for the first, second and third quarters of 2002 have been restated. For the quarter ended June 30, 2002, noninterest expense declined $2,587, income tax expense increased $915 and net income increased $1,672. For the six months ended June 30, 2002, noninterest expense declined $5,103, income tax expense increased $1,805 and net income increased $3,298.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (Interpretation
45). Interpretation 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under guarantees issued. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation 45 were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 31, 2002. The adoption of Interpretation 45 did not have a material impact on BancShares' consolidated financial statements.

Note B
Operating Segments
     BancShares conducts its banking operations through its two wholly-owned subsidiaries, First-Citizens Bank & Trust Company (FCB) and Atlantic States Bank
(ASB). Although FCB and ASB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity has a separate management group. Additionally, the financial results and trends of ASB reflect the de novo nature of its growth.


     FCB is a mature banking institution that operates from a single charter from its branch network in North Carolina, Virginia and West Virginia. ASB began operations in 1997 and currently operates branches in Georgia, Florida, Texas, Arizona and California under a federal thrift charter.

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

                                          As of and for the six months ended June 30, 2003
                                                  ASB          FCB         Other          Total        Adjustments    Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Interest income                                $ 29,097     $ 230,711     $ 12,274      $ 272,082      $ (11,835)      $ 260,247
Interest expense                                 10,322        61,779       21,397         93,498        (11,835)         81,663
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                              18,775       168,932       (9,123)       178,584              -         178,584
Provision for loan losses                           933        11,822            -         12,755              -          12,755
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after
              provision for loan losses          17,842       157,110       (9,123)       165,829              -         165,829
Noninterest income                                2,724       121,542        1,371        125,637         (2,302)        123,335
Noninterest expense                              21,032       206,709        1,818        229,559         (2,302)        227,257
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                  (466)       71,943       (9,570)        61,907              -          61,907
Income taxes                                         41        26,129       (3,329)        22,841              -          22,841
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $ (507)     $ 45,814     $ (6,241)      $ 39,066            $ -        $ 39,066
=================================================================================================================================
Period-end assets                           $ 1,113,005  $ 11,160,144  $ 1,748,867   $ 14,022,016   $ (1,627,272)   $ 12,394,744
=================================================================================================================================


                                                As of and for the six months ended June 30, 2002 (restated)
                                               ASB           FCB          Other         Total       Adjustments    Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Interest income                                $ 26,995     $ 277,480     $ 15,780      $ 320,255      $ (12,336)      $ 307,919
Interest expense                                 12,424        91,227       22,864        126,515        (12,336)        114,179
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                              14,571       186,253       (7,084)       193,740              -         193,740
Provision for loan losses                         2,282        11,520            -         13,802              -          13,802
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after
     provision for loan losses                   12,289       174,733       (7,084)       179,938              -         179,938
Noninterest income                                2,372       109,618          213        112,203         (2,619)        109,584
Noninterest expense                              17,231       197,850          259        215,340         (2,619)        212,721
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                (2,570)       86,501       (7,130)        76,801              -          76,801
Income taxes                                       (888)       30,619       (2,556)        27,175              -          27,175
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                              $ (1,682)     $ 55,882     $ (4,574)      $ 49,626            $ -        $ 49,626
=================================================================================================================================
Period-end assets                           $ 1,009,382  $ 10,736,194  $ 1,707,627   $ 13,453,203   $ (1,585,445)   $ 11,867,758
=================================================================================================================================

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2003

 Financial Summary

                                              2003                      2002                                Six Months Ended June 30
                                           ------------------------  ---------------------------------------------------------------
                                           ------------------------  ---------------------------------------------------------------
                                               Second        First        Fourth        Third     Second
(thousands, except per share data and ratios) Quarter      Quarter       Quarter      Quarter    Quarter        2003         2002
------------------------------------------------------------------------------------------------------------------------------------
                                      C>                           C>
Summary of Operations
Interest income                             $ 129,173    $ 131,074     $ 140,508    $ 147,742    $ 151,771    $ 260,247   $ 307,919
Interest expense                               39,505       42,158        47,712       52,127       55,042       81,663     114,179
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                            89,668       88,916        92,796       95,615       96,729      178,584     193,740
Provision for loan losses                       7,192        5,563         7,156        5,592        7,822       12,755      13,802
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for loan losses                            82,476       83,353        85,640       90,023       88,907      165,829     179,938
Noninterest income                             66,948       56,387        56,618       55,282       55,369      123,335     109,584
Noninterest expense                           115,975      111,282       112,496      108,325      105,815      227,257     212,721
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                     33,449       28,458        29,762       36,980       38,461       61,907      76,801
Income taxes                                   12,677       10,164        10,422       13,190       13,659       22,841      27,175
------------------------------------------------------------------------------------------------------------------------------------
Net income                                   $ 20,772     $ 18,294      $ 19,340     $ 23,790     $ 24,802     $ 39,066    $ 49,626
====================================================================================================================================
Net interest income-taxable equivalent       $ 89,926     $ 89,200      $ 93,106     $ 95,932     $ 97,074    $ 179,126   $ 194,456
------------------------------------------------------------------------------------------------------------------------------------
Selected Quarterly Averages
Total assets                             $ 12,203,618 $ 12,054,717 $ 12,076,262  $ 11,871,334 $ 11,756,150 $ 12,129,579 $11,710,516
 Investment securities                      2,594,983    2,476,426     2,544,930    2,553,957    2,641,898    2,536,032   2,672,816
 Loans                                      7,811,739    7,642,673     7,543,548    7,450,271    7,312,384    7,727,674   7,260,359
 Interest-earning assets                   10,890,420   10,741,160    10,771,571   10,592,386   10,491,811   10,816,203  10,423,042
 Deposits                                  10,394,829   10,283,143    10,251,693   10,060,785    9,934,615   10,339,295   9,856,089
 Interest-bearing liabilities               9,177,931    9,173,567     9,234,127    9,131,569    9,075,549    9,175,761   9,074,598
 Long-term obligations                        253,379      253,389       253,412      253,973      262,224      253,384     273,048
 Shareholders' equity                       $ 991,047    $ 974,900     $ 953,606    $ 935,735    $ 916,387    $ 982,879   $ 905,432
 Shares outstanding                        10,465,909   10,472,065    10,475,377   10,477,886   10,480,527   10,468,970  10,481,091
------------------------------------------------------------------------------------------------------------------------------------
Selected Quarter-End Balances
Total assets                             $ 12,394,744 $ 12,388,741 $ 12,231,890  $ 12,087,152 $ 11,867,758 $ 12,394,744 $11,867,758
 Investment securities                      2,475,821    2,362,130     2,539,236    2,502,026    2,464,779    2,475,821   2,464,779
 Loans                                      7,857,220    7,704,492     7,620,263    7,521,834    7,434,662    7,857,220   7,434,662
 Interest-earning assets                   10,951,437   10,991,877    10,534,469   10,647,042   10,438,386   10,951,437  10,438,386
 Deposits                                  10,558,616   10,594,380    10,439,620   10,286,825   10,065,180   10,558,616  10,065,180
 Interest-bearing liabilities               9,158,867    9,293,396     9,298,080    9,208,776    9,121,010    9,158,867   9,121,010
 Long-term obligations                        253,376      253,386       253,409      253,970      253,979      253,376     253,979
 Shareholders' equity                       $ 999,789    $ 983,635     $ 967,291    $ 949,871    $ 930,176    $ 999,789   $ 930,176
 Shares outstanding                        10,436,345   10,470,236    10,473,294   10,476,137   10,480,391   10,436,345  10,480,391
------------------------------------------------------------------------------------------------------------------------------------
Profitability Ratios (averages)
Rate of return (annualized) on:
   Total assets                                  0.68 %       0.62 %        0.64 %       0.80 %       0.85 %       0.65 %     0.85 %
   Shareholders' equity                          8.41         7.61          8.05        10.09        10.86         8.02      11.05
Dividend payout ratio                           13.89        15.71         13.51        11.01        10.55        14.75      10.57
------------------------------------------------------------------------------------------------------------------------------------
Liquidity and Capital Ratios (averages)
Loans to deposits                               75.15  %     74.32  %      73.58 %      74.05  %     73.61  %     74.74 %    73.66 %
Shareholders' equity to total assets             8.12         8.09          7.90         7.88         7.79         8.10       7.73
Time certificates of $100,000 or more to total
   deposits                                     10.34        10.44         10.42        10.54        10.90        10.40      11.23
------------------------------------------------------------------------------------------------------------------------------------
Per Share of Stock
Net income                                     $ 1.98       $ 1.75        $ 1.85       $ 2.27       $ 2.37       $ 3.73     $ 4.73
Cash dividends                                  0.275        0.275         0.250        0.250        0.250         0.55       0.50
Book value at period end                        95.80        93.95         92.36        90.67        88.77        95.80      88.77
Tangible book value at period end               85.36        83.39         81.73        80.23        78.28        85.36      78.28
------------------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2003

 Outstanding Loans by Type
                                                                                                                     Table 2

                                                               2003                                       2002
                                                       Second           First           Fourth           Third           Second
(thousands)                                           Quarter         Quarter          Quarter         Quarter          Quarter
--------------------------------------------------------------------------------------------------------------------------------
                                              ----------------------------------------------------------------------------------
Real estate:
   Construction and land development                $ 835,209       $ 834,027        $ 799,278       $ 816,512        $ 801,294
  Mortgage:
    1-4 family residential                            950,555         975,010        1,058,082       1,091,344        1,131,466
    Commercial                                      2,140,521       2,077,633        2,035,646       1,966,433        1,924,087
    Revolving                                       1,466,454       1,404,014        1,335,024       1,259,593        1,175,693
    Other                                             157,597         148,684          150,226         158,125          156,817
--------------------------------------------------------------------------------------------------------------------------------
Total real estate                                   5,550,336       5,439,368        5,378,256       5,292,007        5,189,357
Commercial and industrial                             937,125         936,387          925,775         937,987          954,369
Consumer                                            1,174,807       1,135,622        1,154,280       1,132,406        1,130,753
Lease financing                                       140,133         137,562          141,372         142,695          141,351
Other                                                  54,819          55,553           20,580          16,739           18,832

--------------------------------------------------------------------------------------------------------------------------------
    Total loans                                     7,857,220       7,704,492        7,620,263       7,521,834        7,434,662
Less reserve for loan losses                          115,382         113,382          112,533         111,577          110,472
--------------------------------------------------------------------------------------------------------------------------------
     Net loans                                     $7,741,838      $7,591,110       $7,507,730      $7,410,257       $7,324,190
================================================================================================================================


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2003

Investment Securities
                                                                                                                        Table 3

                                 June 30, 2003                                   June 30, 2002
-------------------------------------------------------------------------------------------------------------------------------
                                                       Average    Taxable                              Average       Taxable
                                               Fair   Maturity    Equivalent                   Fair   Maturity    Equivalent
(thousands)                        Cost       Value (Yrs./Mos.)     Yield           Cost      Value (Yrs./Mos.)        Yield
-------------------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity:
U. S. Government:
Within one year             $ 1,037,291 $ 1,041,794    0/6           2.00 %  $ 2,067,594 $ 2,079,456   0/5              3.82 %
One to five years               538,602     545,995    1/4           2.23        230,661    233,856    2/2              3.87
Five to ten years                    85          90    6/6           8.00            115        123    7/6              8.00
Ten to twenty years              21,534      22,582   13/10          5.54         28,924     29,380    16/0             7.41
Over twenty years                 1,298       1,348    25/5          7.17              -          -
-------------------------------------------------------------------------------------------------------------------------------
Total                         1,598,810   1,611,809    1/0           2.13      2,327,294  2,342,815    0/9              3.85
State, county and municipal:
Within one year                       -           -                                  741        749    0/3              7.18
One to five years                   440         458    2/3           5.55            485        501    3/0              5.55
Five to ten years                   144         156    6/1           5.88            143        153    7/10             5.88
Ten to twenty years               1,417       1,599    15/1          6.02          1,414      1,535   15/10             6.02
-------------------------------------------------------------------------------------------------------------------------------
Total                             2,001       2,214    11/8          5.90          2,783      2,938    9/0              6.24
Other
Within one year                       -           -                                   10        0/7                     6.90
One to five years                     -           -                                    -          -
Five to ten years                   250         250    5/4           7.75            250        250    6/1              7.75
-------------------------------------------------------------------------------------------------------------------------------
Total                               250         250    5/4           7.75            260        260    5/10             7.54
Total investment securities
       held to maturity       1,601,061   1,614,273    1/0           2.13      2,330,337  2,346,013    0/9              3.91
-------------------------------------------------------------------------------------------------------------------------------

Investment securities available for sale:
U. S. Government:
Within one year                 598,019     600,310    0/4           2.95         76,057     76,203    0/5              2.08
One to five years               213,653     214,125    2/3           1.69              -          -
Five to ten years                     -           -                                    -          -
Ten to twenty years               1,043       1,040   14/10          4.28              -          -
Over twenty years                     -           -                                    -          -
-------------------------------------------------------------------------------------------------------------------------------
Total                           812,715     815,475    0/10          2.62         76,057     76,203    0/5              2.08
State, county and municipal:
Within one year                       -           -
One to five years                   281         282    4/1           1.58              -          -
Five to ten years                   568         555    8/7           4.48              -          -
Ten to twenty years                   -           -                                1,263      1,306    15/1             5.33
Over twenty years                   145         145    29/5          1.15              -          -
-------------------------------------------------------------------------------------------------------------------------------
Total                               994         982    0/4           3.17          1,263      1,306    15/1             5.33
Marketable equity securities     42,049      58,303                               42,593     56,933
-------------------------------------------------------------------------------------------------------------------------------
Total investment securities
      available for sale        855,759     874,760                              119,913    134,442
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Total investment securities $ 2,456,819 $ 2,489,033                          $ 2,450,250 $ 2,480,455
-------------------------------------------------------------------------------------------------------------------------------

Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income tax purposes and 6.9% for state income taxes for all periods.


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2003

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Second Quarter
                                                                                                                            Table 4
                                     2003                              2002                           Increase (decrease) due to:
------------------------------------------------------------------------------------------------------------------------------------
                                                 Interest                          Interest
                                       Average    Income/ Yield/         Average    Income/ Yield/                Yield/      Total
(thousands)                            Balance    Expense  Rate          Balance    Expense  Rate      Volume       Rate     Change
------------------------------------------------------------------------------------------------------------------------------------
Assets
Total loans                        $ 7,811,739   $112,393  5.77 %     $7,312,384  $ 123,304  6.76 %    $7,777  $ (18,688)  $(10,911)
Investment securities:
U. S. Government                     2,534,486     15,223  2.41        2,580,223     26,058  4.05        (373)   (10,462)   (10,835)
State, county and municipal              5,079         49  3.87            4,322         88  8.17          11        (50)       (39)
Other                                   55,418        348  2.52           57,353        430  3.01         (13)       (69)       (82)
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities          2,594,983     15,620  2.41        2,641,898     26,576  4.03         (375)   (10,581)  (10,956)
Overnight investments                  483,698      1,418  1.18          537,529      2,236  1.67         (193)      (625)     (818)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets     $ 10,890,420   $129,431  4.77 %    $10,491,811  $ 152,116  5.81 %     $7,209  $ (29,894) $(22,685)
====================================================================================================================================
Liabilities
Deposits:
Checking With Interest             $ 1,373,028      $ 478  0.14 %     $1,254,177      $ 868  0.28 %       $ 65     $ (455)   $ (390)
Savings                                689,735        686  0.40          647,382        861  0.53           45       (220)     (175)
Money market accounts                2,527,037      6,348  1.01        2,239,620      9,443  1.69          956     (4,051)   (3,095)
Time deposits                        3,873,129     26,037  2.70        4,149,715     37,376  3.61       (2,207)    (9,132)  (11,339)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits      8,462,929     33,549  1.59        8,290,894     48,548  2.35       (1,141)   (13,858)  (14,999)
Federal funds purchased                 45,435        123  1.09           41,410        165  1.60           13        (55)      (42)
Repurchase agreements                  153,101        121  0.32          194,625        257  0.53          (44)       (92)     (136)
Master notes                           210,581        333  0.63          275,833        649  0.94         (128)      (188)     (316)
Other short-term borrowings             52,506        138  1.05           10,563         41  1.56          137        (40)       97
Long-term obligations                  253,379      5,241  8.30          262,224      5,382  8.23         (184)        43      (141)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities $ 9,177,931    $39,505  1.73       $9,075,549   $ 55,042  2.43 %    $(1,347) $ (14,190) $(15,537)
------------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                       3.04 %                            3.38 %
------------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                        $89,926  3.31 %                  $ 97,074  3.71 %     $8,556  $ (15,704)  $(7,148)
====================================================================================================================================

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.9% for each period. The taxable-eqivalent adjustment was $258 and $345 for 2003 and 2002, respectively.


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2003

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Six Months
                                                                                                                            Table 5
                                                    2003                               2002            Increase (decrease) due to:
------------------------------------------------------------------------------------------------------------------------------------
                                                Interest                           Interest
                                      Average    Income/ Yield/          Average    Income/ Yield/                 Yield/     Total
(thousands)                           Balance    Expense   Rate          Balance    Expense   Rate      Volume       Rate    Change
------------------------------------------------------------------------------------------------------------------------------------
Assets
Total loans                        $7,727,674  $ 226,107   5.90  %   $ 7,260,359  $ 247,872   6.86  %  $14,398   $(36,163) $(21,765)
Investment securities:
U. S. Government                    2,476,109     30,652   2.50        2,612,217     55,696   4.30      (2,291)   (22,753)  (25,044)
State, county and municipal             4,317         97   4.53            4,442        180   8.17          (4)       (79)      (83)
Other                                  55,606        725   2.63           56,157        865   3.11          (7)      (133)     (140)
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities         2,536,032     31,474   2.50        2,672,816     56,741   4.28      (2,302)   (22,965)  (25,267)
Overnight investments                 552,497      3,208   1.17          489,867      4,022   1.66         445     (1,259)     (814)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets     $10,816,203  $ 260,789   4.86 %   $ 10,423,042  $ 308,635   5.96 %   $12,541   $(60,387) $(47,846)
====================================================================================================================================
Liabilities
Deposits:
Checking With Interest             $1,347,536    $ 1,087   0.16 %    $ 1,239,600    $ 1,815   0.30 %     $ 138     $ (866)   $ (728)
Savings                               675,659      1,401   0.42          635,704      1,720   0.55         103       (422)     (319)
Money market accounts               2,548,334     13,283   1.05        2,168,590     17,909   1.67       2,587     (7,213)   (4,626)
Time deposits                       3,905,733     54,112   2.79        4,205,520     79,165   3.80      (4,860)   (20,193)  (25,053)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits     8,477,262     69,883   1.66        8,249,414    100,609   2.46      (2,032)   (28,694)  (30,726)
Federal funds purchased                40,331        220   1.10           42,480        334   1.59         (14)      (100)     (114)
Repurchase agreements                 157,165        251   0.32          197,695        527   0.54         (85)      (191)     (276)
Master notes                          218,471        666   0.61          284,253      1,329   0.94        (256)      (407)     (663)
Other short-term borrowings            29,148        159   1.10           27,708        291   2.12          12       (144)     (132)
Long-term obligations                 253,384     10,484   8.34          273,048     11,089   8.19        (806)       201      (605)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities $9,175,761   $ 81,663   1.79 %    $ 9,074,598  $ 114,179   2.54 %  $ (3,181)  $(29,335) $(32,516)
------------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                       3.07 %                             3.42 %
------------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                     $ 179,126   3.34 %                 $ 194,456   3.76 %   $15,722   $(31,052) $(15,330)
====================================================================================================================================

--------------------------------
Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.9% for each period. The taxable-eqivalent adjustment was $542 and $716 for 2003 and 2002, respectively.


First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2003

Summary of Loan Loss Experience and Risk Elements                                                                         Table 6

                                                     2003                           2002
                                           Second        First       Fourth        Third       Second    Six months ended June 30,
                                                                                                         -------------------------
(thousands, except ratios)                Quarter      Quarter      Quarter      Quarter      Quarter       2003          2002
----------------------------------------------------------------------------------------------------------------------------------
Reserve balance at beginning of period  $ 113,382    $ 112,533    $ 111,577    $ 110,472    $ 108,692     $ 112,533     $ 107,087
Provision for loan losses                   7,192        5,563        7,156        5,592        7,822        12,755        13,802
Net charge-offs:
Charge-offs                                (6,089)      (5,273)      (6,966)      (5,319)      (7,262)      (11,362)      (12,655)
Recoveries                                    897          559          766          832        1,220         1,456         2,238
----------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                            (5,192)      (4,714)      (6,200)      (4,487)      (6,042)       (9,906)      (10,417)
----------------------------------------------------------------------------------------------------------------------------------
Reserve balance at end of period        $ 115,382    $ 113,382    $ 112,533    $ 111,577    $ 110,472     $ 115,382     $ 110,472
==================================================================================================================================
Historical Statistics
Average loans                          $7,811,739   $7,642,673   $7,543,548   $7,450,271   $7,312,384    $7,727,674    $7,260,359
Loans at period-end                     7,857,220    7,704,492    7,620,263    7,521,834    7,434,662     7,857,220     7,434,662
----------------------------------------------------------------------------------------------------------------------------------
Risk Elements
Nonaccrual loans                         $ 17,438     $ 16,988     $ 15,521      $14,944     $ 17,397      $ 17,438      $ 17,397
Other real estate                           8,147        8,155        7,330       12,092       10,563         8,147        10,563
----------------------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets              $ 25,585     $ 25,143     $ 22,851      $27,036     $ 27,960      $ 25,585      $ 27,960
==================================================================================================================================
 Accruing loans 90 days or more past due  $ 7,848      $ 7,349      $ 9,566       $8,928      $ 9,945       $ 7,848       $ 9,945
==================================================================================================================================
Ratios
Net charge-offs (annualized) to average
    total loans                              0.27  %      0.25  %      0.33  %      0.24 %       0.33  %       0.26  %       0.29
Reserve for loan losses to total loans
    at peroid end                            1.47         1.47         1.48         1.48         1.49          1.47          1.49
Nonperforming assets to total loans
    plus other real estate at period-end     0.33         0.33         0.30         0.36         0.38          0.33          0.38
----------------------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2003

INTRODUCTION
         Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. This discussion primarily focuses on our two banking subsidiaries: First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank that operates branches in North Carolina, Virginia and West Virginia, and Atlantic States Bank (ASB), a federally-chartered thrift institution that operates offices in Georgia, Florida, Texas, Arizona and California.
         We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 147 (Statement 147) during the fourth quarter of 2002. Statement 147 required that any reclassification of previously recognized unidentifiable intangible assets to goodwill be retroactively applied to coincide with the adoption of SFAS No. 142 (Statement 142). As a result, amortization expense related to assets that were reclassified pursuant to Statement 147 has been reversed, and the disclosures made for the first, second and third quarters of 2002 have been restated.
         In addition, we have reclassified certain other amounts for prior years to conform with statement presentations for 2003. However, except for the adoption of Statement 147, the reclassifications had no effect on shareholders' equity or net income as previously reported. Intercompany accounts and transactions have been eliminated.
SUMMARY
         BancShares realized a decrease in earnings during the second quarter of 2003 compared to the second quarter of 2002. Consolidated net income during the second quarter of 2003 was $20.8 million, compared to $24.8 million earned during the corresponding period of 2002, a $4.0 million or 16.2 percent reduction. Net income per share during the second quarter of 2003 totaled $1.98, compared to $2.37 during the second quarter of 2002. The annualized return on average assets was 0.68 percent for the second quarter of 2003 and
0.85 percent for the same period in 2002.    The annualized return on average
equity for the second quarter of 2003 was 8.41 percent compared to 10.86 percent during the second quarter of 2002.
         For the first six months of 2003, BancShares recorded net income of $39.1 million, compared to $49.6 million earned during the first six months of 2002. Net income per share for the first six months of 2003 was $3.73, compared to $4.73 during the same period of 2002. On an annualized basis, BancShares returned 0.65 percent on average assets during the first six months of 2003 compared to 0.85 percent during the corresponding period of 2002. Annualized return on average equity for the first six months of 2003 was 8.02 percent compared to 11.05 percent during the same period of 2002.
         The earnings reductions for both the second quarter and the first six months were the result of lower net interest income and higher noninterest expense, partially offset by higher noninterest income. Noninterest income for the second quarter included a $5.7 million nonrecurring gain on the sale of branch offices.
         Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balance sheets presented in Table 4 for the second quarter and Table 5 for the first six months of 2003 and 2002.
INTEREST-EARNING ASSETS
         Interest-earning assets for the second quarter of 2003 averaged $10.89 billion, an increase of $398.6 million or 3.8 percent from the second quarter of 2002. For the six months ended June 30, 2003, interest-earning assets averaged $10.82 billion, an increase of $393.2 million or 3.8 percent over the same period of 2002. These increases resulted from growth in the loan portfolio.
         Loans. At June 30, 2003 and 2002, gross loans totaled $7.86 billion and $7.43 billion, respectively. The $422.6 million growth in loans from June 30, 2002 to June 30, 2003 represents a 5.7 percent annual growth rate. Table 2 details outstanding loans by type for the past five quarters.
         During the twelve-month period from June 30, 2002 to June 30, 2003, several trends affected the loan portfolio. Revolving real estate mortgage loans continued to display strong growth, increasing from $1.18 billion at June 30, 2002 to $1.47 billion at June 30, 2003, a $290.8 million or 24.7 percent growth rate. Revolving real estate-secured lines of credit continue to be in great demand, fueled largely by the current low interest rate environment. During the same period, commercial real estate loans increased $216.4 million or 11.2 percent, totaling $2.14 billion at June 30, 2003. Consumer purpose loans, which totaled $1.17 billion at June 30, 2003, increased $44.1 million or 3.9 percent, due to a renewed focus on automobile sales finance activity during 2002 and 2003.
         The growth among these loan categories was partially offset by a $180.9 million or 16.0 percent reduction in 1-4 family residential mortgage loans. Although the declining interest rate environment has resulted in strong origination activity, substantially all of the residential mortgage loans originated through our network have been immediately sold to various correspondents. As a result, portfolio residential mortgage loans continue to decline, a trend we expect to continue in the coming quarters. During the 12-month period ended June 30, 2003, we also experienced a $17.2 million or
1.8 percent reduction in commercial and industrial loans due to a general lack of expansion activity by commercial customers and our emphasis on originating commercial loans that are secured by real estate rather than inventory, accounts receivable or other forms of collateral.
         During the second quarter of 2003, loans averaged $7.81 billion, an increase of $499.4 million or 6.8 percent from the comparable period of
2002.   For the year-to-date, gross loans have averaged $7.73 billion for 2003 compared to $7.26 billion for the same period of 2002, an increase of $467.3 million or 6.4 percent. For both the second quarter and the year-to-date, loan growth has primarily resulted from demand for revolving real estate and commercial mortgage loans.
         We expect continued growth among revolving real estate loans during 2003, and reduction in 1-4 family residential mortgage loans as existing loan balances amortize or are refinanced. Despite the current low level of interest rates, which would normally stimulate loan demand and business growth, current weak economic conditions continue to create uncertainty among business and retail customers, constraining our loan growth estimates for other loan types during 2003. All growth projections are subject to change as a result of further economic deterioration or improvement.
         Investment securities. At June 30, 2003 and 2002, the investment portfolio totaled $2.48 billion and $2.46 billion, respectively. At December 31, 2002, the investment portfolio was $2.54 billion. The 2.5 percent decrease in the investment portfolio since December 31, 2002 resulted from the growth in loans outpacing the increase in deposits. Table 3 presents detailed information relating to the investment securities portfolio.
         Although total investment securities have been stable since June 30, 2002, there have been changes within components of the portfolio. Investment securities held to maturity totaled $1.60 billion at June 30, 2003, compared to $2.42 billion at December 31, 2002 and $2.33 billion at June 30, 2002. The reduction in investment securities held to maturity during 2003 resulted from our decision to reinvest a portion of the proceeds from maturing held-to-maturity securities in securities classified as available for sale. This redirection of the investment securities portfolio enhances the overall liquidity of the balance sheet. The average maturity of the held-to-maturity portfolio has extended from nine months at June 30, 2002 to twelve months at June 30, 2003. Securities that are classified as held-to-maturity reflect BancShares' ability and positive intent to hold those investments until maturity.
         Investment securities available for sale totaled $874.8 million at June 30, 2003, compared to $121.7 million at December 31, 2002 and $134.4 million at June 30, 2002. The $740.3 million increase from June 30, 2002 results from the decision to invest in available-for-sale securities in order to further enhance balance sheet liquidity. We anticipate that the amount of available-for-sale securities will continue to increase in 2003. Available-for-sale securities are reported at their aggregate fair value.
         Investment securities averaged $2.59 billion during the second quarter of 2003, compared to $2.64 billion during the second quarter of 2002, a reduction of $46.9 million or 1.8 percent. Investment securities averaged $2.54 billion during the first six months of 2003, a $136.8 million or 5.1 percent reduction from the same period of 2002. For both the quarter and the six-month period ended June 30, the reduction in average investment securities was caused by loan demand slightly exceeding deposit growth rates.
         Overnight investments. Overnight investments totaled $618.4 million at June 30, 2003, compared to $623.6 million at December 31, 2002 and $538.9 million at June 30, 2002. Overnight investments averaged $483.7 million during the second quarter of 2003, a reduction of $53.8 million or 10.0 percent from the second quarter of 2002. For the six-month periods ended June 30, overnight investments averaged $552.5 million and $489.9 million, respectively, for 2003 and 2002. The changes in overnight investments resulted from liquidity management decisions.
         Income on Interest-Earning Assets. Interest income amounted to $129.2 million during the second quarter of 2003, a $22.6 million or 14.9 percent decrease from the second quarter of 2002. The taxable-equivalent yield on interest-earning assets declined 104 basis points from 5.81 percent in the second quarter of 2002 to 4.77 percent in the second quarter of 2003 as market interest rates continued to decline.
         Loan interest income for the second quarter of 2003 was $112.1 million, a decrease of $10.8 million or 8.8 percent from the second quarter of 2002, due to a loan yield reduction that more than offset the favorable impact of loan growth. The taxable-equivalent yield on average loans declined 99 basis points from 6.76 percent to 5.77 percent from the end of the second quarter of 2002 to the end of the second quarter of 2003 due to downward repricing of variable rates loans and rate-induced refinance activity among fixed rates loans.
         Within the investment securities portfolio, interest income was $15.6 million during the second quarter of 2003 compared to $26.5 million during the second quarter of 2002, a reduction of $10.9 million or 41.2 percent. While there was a slight reduction in the average investment securities portfolio during the second quarter of 2003, the reduction in interest income primarily resulted from a 162 basis point reduction in the taxable-equivalent yield. Investment securities returned a taxable-equivalent yield of 2.41 percent during the second quarter of 2003 compared to 4.03 percent during the same period of 2002. Overnight investments generated interest income of $1.4 million during the second quarter of 2003, compared to $2.2 million during the same period of 2002. The reduction is the combined result of lower average investments and a 49 basis points yield reduction. Overnight investments returned 1.18 percent during the second quarter of 2003 compared to 1.67 percent during the same period of 2002.
         Interest income amounted to $260.2 million during the first six months of 2003, a $47.7 million or 15.5 percent decrease from the same period of 2002, the net result of an unfavorable rate variance and a favorable volume variance. The taxable-equivalent yield on interest-earning assets declined 110 basis points from 5.96 percent for the first six months of 2002 to 4.86
percent during the same period of 2003.   Lower market interest rates during
2003 have contributed to the unfavorable rate variance.
         For the six months ended June 30, 2003, loan interest income was $225.6 million, a decrease of $21.6 million or 8.7 percent from the same period of 2002. The decrease in interest income reflects the decline in loan yields. The taxable-equivalent loan yield was 5.90 percent during the first six months of 2003, compared to 6.86 percent during the same period of 2002.
         For the six months ended June 30, 2003, income earned on the investment securities portfolio amounted to $31.5 million, compared to $56.7 million during the same period of 2002, a decrease of $25.2 million or 44.5 percent. This decrease is the result of a 178 basis point decline in the taxable-equivalent yield, which fell from 4.28 percent in 2002 to 2.50 percent in 2003. The short overall maturity of our investment securities portfolio combined with the redemption of callable securities caused the rapid downward repricing of the portfolio both during the second quarter and for the six-month period ended June 30, 2003.
         Interest earned on overnight investments totaled $3.2 million during the first six months of 2003 compared to $4.0 million during the same period of 2002, an $814,000 or 20.2 percent reduction. This was the net result of higher average overnight investments and a 49 basis point yield reduction.
         As a result of further interest rate reductions that occurred late in the second quarter of 2003, we anticipate continued reduction in asset yields during the remainder of 2003 as variable rate loans continue to reprice and fixed rate loans are refinanced at lower rates. Without the benefit of substantially stronger loan growth to offset the unfavorable rate variance, we believe interest income will continue to remain below 2002 levels through the rest of 2003.
INTEREST-BEARING LIABILITIES
         At June 30, 2003 and 2002, interest-bearing liabilities totaled $9.16 billion and $9.12 billion, respectively, compared to $9.30 billion as of December 31, 2002. During the second quarter of 2003, interest-bearing liabilities averaged $9.18 billion, an increase of $102.4 million or 1.1 percent from the second quarter of 2002. This increase primarily resulted from growth in money market accounts, which more than offset the reduction in time deposits. During the second quarter of 2003, deposits totaling $114.7 million were divested while $13.0 million in deposits were acquired.
         Deposits. At June 30, 2003, total deposits were $10.56 billion, an increase of $493.4 million or 4.9 percent over June 30, 2002. Compared to the December 31, 2002 balance of $10.44 billion, total deposits have increased $119.0 million or 1.1 percent.
         Interest-bearing deposits averaged $8.46 billion during the second quarter of 2003 compared to $8.29 billion during the second quarter of 2002, an increase of $172.0 million or 2.1 percent. Average money market accounts increased $287.4 million from the second quarter of 2002 to the second quarter of 2003, a 12.8 percent increase. Average Checking With Interest increased $118.9 million or 9.5 percent from the second quarter of 2002 to the second
quarter of 2003.   Average time deposits decreased $276.6 million or 6.7
percent between the two periods.
         For the first six months of 2003, interest-bearing deposits averaged $8.48 billion compared to $8.25 billion during the same period of 2002. This $227.8 million or 2.8 percent increase results from continued growth among money market accounts and Checking With Interest, partially offset by lower average time deposits.
         For both the second quarter and the six-month periods ended June 30, 2003, when compared to the same period of the prior year, average balances of transaction and money market deposit accounts continue to grow, as customers remain wary of non-bank investments in the continuing economic downturn. We attribute the ongoing run-off of time deposits to falling interest rates, and expect that time deposit balances will continue to erode until market interest rates increase significantly.
         Time deposits of $100,000 or more averaged 10.34 percent of total average deposits during the second quarter of 2003, compared to 10.90 percent during the same period of 2002. For the six month-periods ended June 30, time deposits in excess of $100,000 averaged 10.40 percent and 11.23 percent of average deposits for 2003 and 2002, respectively.
         Short-term borrowings. At June 30, 2003, short-term borrowings totaled $499.6 million compared to $462.6 million at December 31, 2002 and $507.0 million at June 30, 2002. For the quarters ended June 30, 2003 and 2002, short-term borrowings averaged $461.6 million and $522.4 million, respectively. The $60.8 million or 11.6 percent decline in short-term borrowings is the result of reductions in master notes and overnight repurchase obligations. Customer interest in these commercial cash management products has diminished due to the very low market rates of interest. Partially offsetting these reductions is a $50 million increase in other short-term borrowings resulting from advances from the Federal Home Loan Bank of Atlanta originated during 2003.
         For the six month periods ended June 30, 2003 and 2002, short-term borrowings averaged $445.1 million and $552.1 million, respectively, a reduction of 19.4 percent primarily due to reduced demand for master notes and overnight repurchase obligations from commercial cash management customers.
         Long-term obligations.  At June 30, 2003 and 2002, long-term
obligations totaled $253.4 million and $254.0 million, respectively.   In each
case, the outstanding balance includes $250 million in trust preferred capital securities. During the second quarter of 2003, long-term obligations averaged $253.4 million, compared to $262.2 million during the same period of 2002.
For the six month periods ended June 30, 2003 and 2002, long-term obligations averaged $253.4 million and $273.0 million, respectively, a reduction of 7.2 percent that resulted from the repayment of FHLB borrowings during the second quarter of 2002.
         Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $39.5 million during the second quarter of 2003, a $15.5 million or 28.2 percent decrease from the second quarter of 2002. The lower interest expense was the result of falling market interest rates. The rate on interest-bearing liabilities was 1.73 percent during the second quarter of 2003 compared to 2.43 percent during the same period of 2002.
         For the year-to-date, interest expense was $81.7 million, compared to $114.2 million for the same period of 2002. The $32.5 million or 28.5 percent decrease results primarily from lower interest rates and a reduction in
average time deposits.   The rate on interest-bearing deposits declined from
2.46 percent during the first six months of 2002 to 1.66 percent for the same
period of 2003, an 80 basis point reduction.   The rate on time deposits fell
101 basis points from 3.80 percent to 2.79 percent and, when combined with the impact of the volume reduction, accounted for $25.1 million of the reduction in interest expense during the first six months of 2003. The rate on money market accounts fell 62 basis points, from 1.67 percent to 1.05 percent. Although money market accounts experienced an increase in volume during the first six months of 2003, total interest expense on these deposits declined $4.6 million.
NET INTEREST INCOME
         Net interest income totaled $89.7 million during the second quarter of 2003, a decrease of $7.1 million or 7.3 percent from the $96.7 million recorded during the second quarter of 2002. The taxable-equivalent net yield on interest-earning assets was 3.31 percent for the second quarter of 2003, a decrease of 40 basis points from the 3.71 percent reported for the second quarter of 2002. Despite a favorable volume variance resulting from loan growth, the adverse impact of falling market interest rates caused the net yield to decline.
         The taxable-equivalent interest rate spread for the second quarter of 2003 was 3.04 percent compared to 3.38 percent for the same period of 2002. The lower interest rate spread resulted from a larger decline in the yield on interest-earning assets than was realized on interest-bearing liabilities. While downward adjustments and lower market interest rates have impacted both the yield on interest-earning assets and the rate on interest-bearing liabilities, the extremely low level to which interest rates have fallen has not allowed us to adjust the interest rates paid on many deposit products as much as the yields earned on interest-earning assets have been affected.
         Net interest income was $178.6 million and $193.7 million for the six-month periods ended June 30, 2003 and 2002, respectively. This represents a reduction of $15.2 million or 7.8 percent. As with the second quarter comparison, the year-to-date results demonstrate the impact of lower interest rates and the resulting unfavorable effect on interest-earning asset yields and interest-bearing liability rates. Despite a favorable volume variance generated by loan growth, the adverse impact of the lower interest rates have contributed to a 42 basis point reduction in the taxable-equivalent net yield on interest-earning assets, which fell from 3.76 percent during the first six months of 2002 to 3.34 percent during the same period of 2003.
         Despite the current pressure on net interest income, our asset/liability management strategy continues to focus on maintaining high levels of balance sheet liquidity and managing our interest rate risk. We maintain portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Interest rate derivative contracts are not used in managing interest rate risk. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.
         Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. As of June 30, 2003, BancShares' market risk profile has not changed significantly from December 31, 2002. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.
ASSET QUALITY
         Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating probable credit losses. At June 30, 2003, the reserve for loan losses amounted to $115.4 million or 1.47 percent of loans outstanding. This compares to $112.5 million or 1.48 percent at December 31, 2002, and $110.5 million or 1.49 percent at June 30, 2002.
         Management considers the established reserve adequate to absorb losses that relate to loans outstanding at June 30, 2003. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of adjustments to the reserve based on their judgments of information available to them at the time of their examination.
         The provision for loan losses charged to operations during the second quarter of 2003 was $7.2 million, compared to $7.8 million during the second quarter of 2002. For the six-month periods ended June 30, total provision for loan losses was $12.8 million for 2003 and $13.8 million for 2002. The $1.0 million decrease primarily results from the lower net charge offs during 2003.
         Net charge-offs for the three months ended June 30, 2003 totaled $5.2 million, compared to net charge-offs of $6.0 million during the same period of 2002. On an annualized basis, these net charge-offs represent 0.27 percent and 0.33 percent of average loans outstanding during the respective periods. Net charge-offs for the six-month period ended June 30, 2003 totaled $9.9 million, compared to $10.4 million during the same period of 2002. As a percentage of average loans outstanding, these losses represent 0.26 percent for 2003 and 0.29 for 2002 on an annualized basis. Gross charge-offs totaled $11.4 million and $12.7 million for the six-month periods ended June 30, 2003 and 2002 respectively.
         Management remains committed to maintaining high levels of credit quality. Table 6 provides details concerning the reserve and provision for loan losses over the past five quarters and for the year-to-date for 2003 and 2002.
         Nonperforming assets. At June 30, 2003, BancShares' nonperforming assets, consisting of nonaccrual loans and other real estate, amounted to $25.6 million or 0.33 percent of gross loans plus foreclosed properties, compared to $22.9 million at December 31, 2002, and $28.0 million at June 30, 2002. Nonaccrual loans totaled $17.4 million at June 30, 2003, compared to $15.5 million at December 31, 2002 and $17.4 million at June 30, 2002. Other real estate totaled $8.1 million at June 30, 2003, compared to $7.3 million at December 31, 2002 and $10.6 million at June 30, 2002. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

NONINTEREST INCOME
         During the first six months of 2003, noninterest income was $123.3 million, compared to $109.6 million during the same period of 2002. The $13.8 million or 12.5 percent increase was primarily due to the sale of branches and growth in mortgage income and cardholder and merchant services income.
         The second quarter 2003 sale of branches generated a nonrecurring gain of $5.7 million. FCB sold four branch offices to a related party in a cash transaction. There was no branch sale activity during the first six months of 2002.
         Among other components of noninterest income, mortgage income was $9.1 million during the first six months of 2003, compared to $5.9 million earned during the same period of 2002, an increase of $3.2 million or 55.4 percent. Prompted by lower interest rates, the increase in refinance activity resulted in higher origination fee and commitment fee income. Cardholder and merchant services income increased $3.0 million from $23.4 million earned in the first six months of 2002 to $26.5 million in the first six months of
2003. This 13.0 percent increase in cardholder income was due to higher credit card merchant discount and higher interchange fees for debit and credit card transactions. Cardholder and merchant services income includes the interchange income that we earn from debit cards we have issued to our customers. As a result of a recent out-of-court settlement involving the two major credit card associations, the interchange rate we earn on signature-based debit card transactions decreased 24.1 percent effective August 1, 2003. Although the volume of transactions processed through our debit card products continues to grow, the reduction in the interchange rate will adversely impact interchange income.
         Fees from processing increased $821,000 from $9.4 million during the first six months of 2002 to $10.2 million earned during the first six months of 2003 due to higher transaction volume for processed banks. Commission income contributed an additional $745,000 during the first six months of 2003 compared to the same period of 2002. This increase represents a 6.6 percent increase over the same period of 2002, the result of higher annuity fees. Service charge income increased $501,000 or 1.3 percent over the $37.4 million during the first half of 2002.
         Partially offsetting the benefit of these increases were reductions in trust income and ATM income. Trust income declined $443,000 or 5.6 percent during the first six months of 2003, primarily due to lower fees collected on
accounts that are charged based on the fair value of the managed assets.   ATM
income declined $227,000 or 5.0 percent due to a reduction in the number of ATM transactions.
         During the second quarter of 2003, noninterest income was $66.9 million, an $11.6 million or 20.9 percent increase over the $55.4 million earned during the second quarter of 2002. Much of the increase results from the $5.7 million gain recognized on the sale of branch offices and a $1.5
million favorable variance resulting from securities transactions.   Sales of
available-for-sale securities generated $1.1 million in gains during the second quarter of 2003, as compared to $396,000 in losses during the second quarter of 2002 resulting from other than temporary impairment charges.
         Among other components of noninterest income, mortgage income increased $2.4 million or 94.5 percent during the second quarter of 2003 due to heavy origination activity. Cardholder and merchant services income increased $1.7 million or 13.4 percent during 2003 due to higher interchange income for debit and credit transactions. Slight increases were noted in service charge income and fees from processing services, while ATM income and trust income both reported modest reductions from the same period of 2002. NONINTEREST EXPENSE
         Noninterest expense was $227.3 million for the first six months of 2003, a 6.8 percent increase over the $212.7 million recorded during the same period of 2002. The $14.5 million increase in noninterest expense results from higher personnel and general operating costs. Salary expense increased $6.2 million during 2003 when compared to the same period of 2002. This 6.7 percent increase is primarily due to the growth in employee population required to staff new branch offices as well as higher incentive-based compensation particularly within the mortgage operation. Employee benefits expense increased $3.2 million or 15.4 percent during the first six months of 2003, compared to the corresponding period of 2002 due to higher pension expense and increased health insurance costs.
         Equipment expense increased $2.5 million or 11.7 percent during the first six months of 2003, the result of higher software-related items. Occupancy expense increased $2.1 million to $20.9 million during the first six months of 2003. This 11.0 percent increase resulted from higher depreciation expense for branch facilities and building repairs. The $604,000 increase in other expense resulted from higher cardholder processing costs due to transaction volume growth as well as higher claims expense recognized by American Guaranty, FCB's property insurance company.
         For the second quarter of 2003, noninterest expense totaled $116.0 million, a $10.2 million or 9.6 percent increase over the same period of
2002. Salary expense totaled $49.5 million during the second quarter of 2003, an increase of $4.7 million or 10.5 percent due to higher incentive compensation and new associates hired to support the ASB expansion. Employee benefits expense increased $2.2 million due to higher pension and health care costs.
INCOME TAXES
         Income tax expense was $22.8 million during the first six months of 2003, compared to $27.2 million during the same period of 2002, a 15.9 percent decrease due to lower pre-tax earnings. The effective tax rates for these periods were 36.9 percent and 35.4 percent, respectively. For the second quarters of 2003 and 2002, income tax expense was $12.7 million and $13.7 million, respectively. The effective tax rates were 37.9 percent and 35.5 percent for the respective periods.
         The higher effective tax rates during 2003 for the second quarter and the year-to-date result from higher state income tax expense primarily resulting from ASB expansion.
LIQUIDITY
         Management relies on the investment portfolio as a source of liquidity, with maturities designed to provide needed cash flows. Further, retail deposits generated throughout the branch network have enabled management to fund asset growth and maintain liquidity. In the event additional liquidity is needed, BancShares maintains readily available sources to borrow funds through its correspondent network.
SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
         BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At June 30, 2003 and 2002, the leverage capital ratio of BancShares was 9.33 percent and 9.12 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratio was 13.40 percent at June 30, 2003, and 13.24 percent as of June 30, 2002. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 14.73 percent at June 30, 2003 and 14.56 percent as of June 30, 2002. The minimum total capital ratio is 8 percent. BancShares and each of its subsidiary banks meet the requirements for well-capitalized status established by their respective regulatory agencies.
SEGMENT REPORTING
         BancShares conducts its banking operations through two wholly owned subsidiaries, FCB and ASB. Although FCB and ASB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity has separate management groups. Additionally, the financial results and trends of ASB reflect the de novo nature of its operation.
         Atlantic States Bank. ASB's total assets increased from $1.01 billion at June 30, 2002 to $1.11 billion at June 30, 2003, an increase of $103.6 million or 10.3 percent. This growth resulted from loan growth generated by the expanding branch network. ASB's net interest income increased $4.2 million or 28.9 percent during the first six months of 2003, when compared to the same period of 2002, the result of balance sheet growth that more than offset the impact of falling interest rates. Provision for loan losses declined $1.3 million or 59.1 percent due to reduced loan growth in the current year.
         ASB's noninterest income increased $352,000 or 14.8 percent during the first six months of 2003, the result of higher loan modification fees, cardholder and merchant income and service charge income. Noninterest expense decreased $3.8 million or 22.1 percent during 2003. Higher personnel, occupancy and service fee costs reflect the impact of the expanded branch network, much of which relates to the expansion of ASB into Texas, Arizona and California.
         ASB recorded a net loss of $507,000 during the first six months of 2003 compared to a net loss of $1.7 million during the same period of 2002. This represents a favorable variance of $1.2 million, primarily the result of
ASB's balance sheet growth.   Substantially all of ASB's growth has been on a
de novo basis, and ASB continues its efforts to build a customer base in its highly competitive markets. We continue to seek new growth opportunities for ASB, in new and existing markets. Our initial investments in these markets will result in higher levels of noninterest expense in ensuing quarters.
         First Citizens Bank.    FCB's total assets increased from $10.74
billion at June 30, 2002 to $11.16 billion at June 30, 2003, an increase of $427.2 million or 4.0 percent. FCB's net interest income decreased $17.2 million or 9.2 percent during the first six months of 2003, the result of interest rate reductions. Provision for loan losses increased $302,000 or 2.6 percent.
         FCB's noninterest income increased $11.9 million or 10.9 percent during the first six months of 2003, primarily the result of gains on branch sales, higher cardholder and merchant services income and mortgage income. Noninterest expense increased $9.0 million or 4.5 percent during the first six months of 2003, primarily due to higher personnel and equipment costs.
         FCB recorded net income of $45.8 million during the first six months of 2003 compared to $55.9 million during the same period of 2002. This represents a $10.1 million or 18.0 percent reduction in net income.
CURRENT ACCOUNTING AND REGULATORY ISSUES
         Effective January 1, 2002, BancShares adopted the provisions of Statement 142, which modified our accounting for goodwill and intangible assets. Previously, our capitalized intangible assets were amortized over their estimated useful lives, and the amortization expense related to those assets was included within noninterest expense. Upon adoption of Statement 142, we discontinued amortization of all amounts that we had previously classified as goodwill. We continued to amortize all other intangible assets over their estimated useful lives.
         During the fourth quarter of 2002, we adopted Statement 147, although we were required to apply certain provisions of Statement 147 retroactively to the date we adopted Statement 142. Guidance within Statement 147 resulted in the reclassification to goodwill of certain amounts previously recorded as intangible assets. Statement 147 required the reversal of any amortization expense recorded on those reclassified assets since the adoption of Statement
142. Accordingly, amortization expense initially recorded during the first, second and third quarters of 2002 was reversed during the fourth quarter, and prior periods have been restated to reflect that change.
         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations (Statement 143). Statement 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. Statement 143 also requires us to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted Statement 143 on
January 1, 2003.   The adoption of Statement 143 did not have a material
impact on our consolidated financial statements.
         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). Statement 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary. Statement 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of Statement 145 for transactions occurring after May 15, 2002 did not have a material effect on our consolidated financial statements.
         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146), which becomes effective prospectively for exit or disposal activities initiated after December 31, 2002. Under Statement 146, we will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. In periods after initially recording a liability, we will adjust the liability to reflect revisions to the expected timing or amount of estimated cash flows, discounted at the appropriate interest rate originally used to measure the liability. Statement 146 also establishes accounting standards for employee and contract termination costs. The impact from the adoption of Statement 146 is dependent on the nature and extent of exit and disposal activities. Consequently, at this time, we are unable to estimate the ultimate impact from the adoption of Statement 146.
         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (Interpretation
45). Interpretation 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under guarantees issued. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation 45, which applies to guarantees issued or modified after December 31, 2002, did not have a material effect on our financial statements. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002.
         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications were required for fiscal years ending after December 15, 2002. As we currently have no stock-based compensation, the adoption of Statement 148 did not have a material impact on our consolidated financial statements.
         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Interpretation
46). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest
entities obtained after January 31, 2003.   The application of this
Interpretation 46 is not expected to have a material effect on our financial statements.
         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (Statement 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except certain hedging relationships designated after June 30, 2003, as defined in Statement 149. In addition, except as defined in Statement 149, all provisions of Statement 149 should be applied prospectively. Statement 149 is not expected to have a material impact on the consolidated financial statements.
         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Statement 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Statement 150 is not expected to have a material impact on the consolidated financial statements.
         Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations. FORWARD-LOOKING STATEMENTS
         This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgments of BancShares and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of BancShares' customers, actions of government regulators, the level of market interest rates, and general economic conditions.