Form 10-Q/A
period 2003-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2003-08-12
CIK 798941

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
=================================================================================================================================

First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2003

 Financial Summary                                                                                                           Table 1

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

                                   Exhibit 32

                                  CERTIFICATION

     The undersigned hereby certifies that, to his or her knowledge, (i) the Form 10-Q filed by First Citizens BancShares, Inc. (the "Issuer") for the quarter ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

August 11, 2003                       /s/ Lewis R. Holding
                                     Lewis R. Holding
                                     Chairman and Chief Executive Officer


                                     /s/ Kenneth A. Black
                                     Kenneth A. Black
                                     Vice President and Chief Financial Officer



First Citizens BancShares, Inc. and Subsidiaries
Second Quarter 2003