Form 10-Q
period 2003-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2003-11-13
CIK 798941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



            X  Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the quarterly period ended  September 30, 2003
                                       or
              Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

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

             Class A Common Stock--$1 Par Value-- 8,758,670 shares
             Class B Common Stock--$1 Par Value-- 1,677,675 shares (Number of shares outstanding, by class, as of November 13, 2003)

 Index

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated  Balance Sheets at September 30, 2003,
          December 31, 2002,and September 30, 2002

          Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2003 and September 30, 2002

          Consolidated  Statements  of Changes in  Shareholders'
          Equity for the nine-month periods ended September 30, 2003, and September 30, 2002

          Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2003, and September 30, 2002

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Item 4.   Controls and Procedures

     (a) In conjunction with this filing and their certifications of the disclosures contained within this filing, Chief Executive Officer Lewis R. Holding and Chief Financial Officer Kenneth A. Black evaluated the effectiveness of Registrant's disclosure controls and procedures as of September 30, 2003. This review found the disclosure controls and procedures to be effective.

     (b) During the quarter, there were no significant changes in Registrant's internal controls over financial reporting or in other factors that could significantly affect these controls.


First Citizens BancShares, Inc and Subsidiaries
Third Quarter  2003

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.
                  31.1   Certification of Chief Executive Officer
                  31.2   Certification of Chief Financial Officer
                  32 Certifications of Chief Executive Officer and Chief Financial Officer

          (b) Reports on Form 8-K. During the quarter ended September 30, 2003, Registrant filed noCurrent Report on Form 8-K.



                                       SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated: November 13, 2003                           By:/s/Kenneth A. Black
                                                   Kenneth A. Black
                                                   Vice President, Treasurer,
                                                   and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Third Quarter  2003


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries
                                                                September 30*         December 31#       September 30*
(thousands, except share data)                                          2003                 2002                2002
------------------------------------------------------------------------------------------------------------------------
                                                                                                             (restated)
Assets
Cash and due from banks                                             $ 790,166            $ 811,657           $ 801,450
Overnight investments                                                 268,636              623,570             623,182
Investment securities held to maturity                              1,474,801            2,417,583           2,351,678
Investment securities available for sale                            1,172,028              121,653             150,348
Loans                                                               8,026,502            7,620,263           7,521,834
Less reserve for loan losses                                          117,747              112,533             111,577
-----------------------------------------------------------------------------------------------------------------------
     Net loans                                                      7,908,755            7,507,730           7,410,257
Premises and equipment                                                534,339              507,267             502,966
Income earned not collected                                            42,055               46,959              53,548
Other assets                                                          196,856              195,471             193,723
=======================================================================================================================
      Total assets                                               $ 12,387,636         $ 12,231,890        $ 12,087,152
=======================================================================================================================

Liabilities
Deposits:
  Noninterest-bearing                                             $ 2,126,874          $ 1,857,576         $ 1,830,455
  Interest-bearing                                                  8,436,261            8,582,044           8,456,370
-----------------------------------------------------------------------------------------------------------------------
     Total deposits                                                10,563,135           10,439,620          10,286,825
Short-term borrowings                                                 472,631              462,627             498,988
Long-term obligations                                                 256,752              253,409             253,418
Other liabilities                                                      79,440             108,943              98,050
-----------------------------------------------------------------------------------------------------------------------
     Total liabilities                                             11,371,958           11,264,599          11,137,281
Shareholders' Equity
Common stock:
   Class A - $1 par value (8,758,670; 8,794,669 and
       8,794,669 shares issued, respectively)                           8,759                8,794               8,794
   Class B - $1 par value (1,677,675; 1,678,625 and
       1,681,468 shares issued, respectively)                           1,678                1,678               1,681
Surplus                                                               143,766              143,766             143,766
Retained earnings                                                     850,766              804,397             787,955
Accumulated other comprehensive income                                 10,709                8,656               7,675
-----------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                     1,015,678              967,291             949,871
-----------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                 $ 12,387,636         $ 12,231,890        $ 12,087,152
=======================================================================================================================
* Unaudited
# Derived from the Consolidated Balance Sheets included in the 2002 Annual Report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.



First Citizens BancShares, Inc and Subsidiaries
Third Quarter 2003

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries
                                                                           Three Months Ended         Nine Months Ended
                                                                              September 30            Ended September 30
(thousands, except per share data; unaudited)                                2003        2002         2003          2002
-------------------------------------------------------------------------------------------------------------------------
Interest income                                                                       (restated)               (restated)
Loans                                                                    $ 109,395    $ 123,280   $ 334,982    $ 370,494
Investment securities:
U. S. Government                                                            14,226       21,527      44,878       77,223
State, county and municipal                                                     38           46         113          168
Dividends                                                                      316          407       1,041        1,272
-------------------------------------------------------------------------------------------------------------------------
  Total investment securities interest and dividend income                  14,580       21,980      46,032       78,663
Overnight investments                                                          912        2,482       4,120        6,504
-------------------------------------------------------------------------------------------------------------------------
  Total interest income                                                    124,887      147,742     385,134      455,661
Interest expense
Deposits                                                                    28,587       45,741      98,470      146,350
Short-term borrowings                                                          748        1,134       2,044        3,615
Long-term obligations                                                        5,238        5,252      15,722       16,341
-------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                    34,573       52,127     116,236      166,306
-------------------------------------------------------------------------------------------------------------------------
  Net interest income                                                       90,314       95,615     268,898      289,355
Provision for loan losses                                                    6,353        5,592      19,108       19,394
-------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                       83,961       90,023     249,790      269,961
Noninterest income
Service charges on deposit accounts                                         20,124       19,179      58,034       56,588
Cardholder and merchant services income                                     14,795       12,921      41,275       36,356
Trust income                                                                 3,687        3,774      11,153       11,683
Fees from processing services                                                5,177        4,757      15,402       14,161
Commission income                                                            6,097        5,426      18,167       16,751
ATM income                                                                   2,351        2,434       6,654        6,964
Mortgage income                                                              5,298        2,806      14,391        8,658
Gain on sale of branches to a related party                                      -            -       5,710            -
Other service charges and fees                                               3,537        3,465      11,196       11,209
Securities gains (losses)                                                      179         (360)        309         (446)
Other                                                                        1,960        1,169       4,249        3,231
-------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                                  63,205       55,571     186,540      165,155
Noninterest expense
Salaries and wages                                                          51,276       47,508     149,213      139,266
Employee benefits                                                           11,621       10,354      35,322       30,897
Occupancy expense                                                           10,657        9,849      31,563       28,687
Equipment expense                                                           13,515       11,493      37,692       33,143
Other                                                                       31,878       29,410      92,414       89,342
-------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                                118,947      108,614     346,204      321,335
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  28,219       36,980      90,126      113,781
Income taxes                                                                 8,672       13,190      31,513       40,366
-------------------------------------------------------------------------------------------------------------------------
   Net income                                                             $ 19,547     $ 23,790    $ 58,613     $ 73,415
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss) net of taxes
Unrealized securities gains (losses) arising during period                  $ (681)    $ (1,188)    $ 2,240        $ 163
Less: reclassified adjustment for gains (losses) included in net income        108         (159)        187          160
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                             (789)      (1,029)      2,053            3
-------------------------------------------------------------------------------------------------------------------------
   Comprehensive income                                                   $ 18,758     $ 22,761    $ 60,666     $ 73,418
-------------------------------------------------------------------------------------------------------------------------
Average shares outstanding                                              10,436,345   10,477,886  10,457,976   10,480,011
Net income per share                                                        $ 1.87       $ 2.27      $ 5.60       $ 7.01
-------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2003

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries

                                                                                                    Accumulated
                                                  Class A    Class B                                      Other           Total
                                                   Common     Common                Retained      Comprehensive   Shareholders'
(thousands,except share data, unaudited)            Stock      Stock      Surplus    Earnings            Income          Equity
--------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 2001                     $ 8,797    $ 1,686    $ 143,766   $ 723,122           $ 7,672       $ 885,043

Redemption of 2,485 shares of Class A
    common stock                                       (3)                               (260)                             (263)
Redemption of 4,834 shares of Class B
    common stock                                                  (5)                    (461)                             (466)
Net income (restated)                                                                  73,415                            73,415
Unrealized securities gains, net of taxes                                                                     3               3
Cash dividends                                                                         (7,861)                           (7,861)
================================================================================================================================
 Balance at September 30, 2002 (restated)         $ 8,794    $ 1,681    $ 143,766   $ 787,955           $ 7,675       $ 949,871
================================================================================================================================

 Balance at December 31, 2002                     $ 8,794    $ 1,678    $ 143,766   $ 804,397           $ 8,656       $ 967,291

Redemption of 35,999 shares of Class A
    common stock                                      (35)                             (3,530)                           (3,565)
Redemption of 950 shares of Class B
    common stock                                                   -                      (87)                              (87)
Net income                                                                             58,613                            58,613
Unrealized securities gains, net of taxes                                                                 2,053           2,053
Cash dividends                                                                         (8,627)                           (8,627)
================================================================================================================================
 Balance at September 30, 2003                    $ 8,759    $ 1,678    $ 143,766   $ 850,766          $ 10,709     $ 1,015,678
================================================================================================================================

See accompanying Notes to Consolidated Financial Statements


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2003

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries
                                                                     Nine months ended September 30
                                                                           2003               2002
                                                                                        (restated)
--------------------------------------------------------------------------------------------------------------
                                                                              (thousands)
OPERATING ACTIVITIES
Net income                                                               $ 58,613         $ 73,415
Adjustments to reconcile net income to cash
   provided  by operating activities:
  Amortization of intangibles                                               2,019            2,175
  Provision for loan losses                                                19,108           19,394
  Deferred tax expense                                                      7,206            6,261
  Change in current taxes payable                                             180             (297)
  Depreciation                                                             30,702           27,974
  Change in accrued interest payable                                      (14,438)         (33,064)
  Change in income earned not collected                                     4,904           10,056
  Securities losses (gains)                                                  (309)             446
  Origination of loans held for sale                                     (782,436)         (17,171)
  Proceeds from sale of loans held for sale                               787,214           13,987
  Gain on loans held for sale                                              (7,359)             (22)
  Gain on sale of branches                                                 (5,710)               -
  Net amortization (accretion) of premiums and discounts                   14,775           17,882
  Net change in other assets                                              (12,949)         (19,237)
  Net change in other liabilities                                         (15,216)           8,467
---------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  86,304          110,266
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Net change in loans outstanding                                        (444,775)        (337,355)
  Purchases of investment securities held to maturity                    (695,251)      (1,711,561)
  Purchases of investment securities available for sale                (1,369,426)         (19,050)
  Proceeds from maturities of investment securities held to maturity    1,623,258        2,000,852
  Proceeds from maturities of investment securities available for sale    322,755              911
  Net change in overnight investments                                     354,934         (121,273)
  Dispositions of premises and equipment                                    7,060            8,274
  Additions to premises and equipment                                     (66,006)         (62,238)
  Purchase and sale of branches, net of cash transferred                  (66,667)               -
---------------------------------------------------------------------------------------------------
Net cash used by investing activities                                    (334,118)        (241,440)
---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net change in time deposits                                            (202,195)        (395,225)
  Net change in demand and other interest-bearing deposits                427,450          720,445
  Net change in short-term borrowings                                       9,660         (112,993)
  Repayment of long-term obligations                                            -          (30,000)
  Origination of long-term obligations                                      3,687                -
  Repurchases of common stock                                              (3,652)            (729)
  Cash dividends paid                                                      (8,627)          (7,861)
---------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 226,323          173,637
---------------------------------------------------------------------------------------------------

Change in cash and due from banks                                         (21,491)          42,463
Cash and due from banks at beginning of period                            811,657          758,987
===================================================================================================
 Cash and due from banks at end of period                               $ 790,166        $ 801,450
===================================================================================================
CASH PAYMENTS FOR:
  Interest                                                              $ 130,674        $ 199,370
  Income taxes                                                             21,803           38,343
---------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains                                               $ 3,395            $ 210
Reclassification of premises and equipment to other real estate                 -            6,108
---------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2003

Notes to Consolidated Financial Statements
First Citizens BancShares, Inc. and Subsidiaries

Note A
Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
     In the opinion of management, the consolidated statements contain all material adjustments necessary to present fairly the financial position of First Citizens BancShares, Inc. as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
     These financial statements should be read in conjunction with the financial statements and notes included in the 2002 First Citizens BancShares, Inc. Annual Report, which is incorporated by reference on Form 10-K. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2003. However, except as noted below, the reclassifications have no effect on shareholders' equity or net income as previously reported.
     BancShares adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 147 (Statement 147) during the fourth quarter of 2002. Statement 147 required that any reclassification of previously recognized unidentifiable intangible assets as goodwill be retroactively applied to coincide with the adoption of SFAS No. 142 (Statement 142). As a result, amortization expense related to assets that were reclassified pursuant to Statement 147 has been reversed, and the financial statements and related disclosures made for the first, second and third quarters of 2002 have been restated. For the quarter ended September 30, 2002, noninterest expense declined $2,587, income tax expense increased $915 and net income increased $1,672 or $0.16 per share. For the nine months ended September 30, 2002, noninterest expense declined $7,690, income tax expense increased $2,721 and net income increased $4,969 or $0.48 per share.

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

                                                    As of and for the nine months ended September 30, 2003
                                           ASB           FCB            Other          Total      Adjustments   Consolidated
                                                                          (thousands)
Interest income                         $ 43,426      $ 341,028       $ 18,299      $ 402,753      $ (17,619)     $ 385,134
Interest expense                          14,790         86,944         32,121        133,855        (17,619)       116,236
                                  ------------------------------------------------------------------------------------------
Net interest income                       28,636        254,084        (13,822)       268,898              -        268,898
Provision for loan losses                  1,553         17,555              -         19,108              -         19,108
                                  ------------------------------------------------------------------------------------------
Net interest income after                 27,083        236,529        (13,822)       249,790              -        249,790
    provision for loan losses
Noninterest income                         4,110        183,649          2,274        190,033         (3,493)       186,540
Noninterest expense                       32,602        314,479          2,616        349,697         (3,493)       346,204
                                  ------------------------------------------------------------------------------------------
Income (loss) before income taxes         (1,409)       105,699        (14,164)        90,126              -         90,126
Income taxes                                (255)        36,700         (4,932)        31,513              -         31,513
                                  ==========================================================================================
Net income (loss)                       $ (1,154)      $ 68,999       $ (9,232)      $ 58,613            $ -       $ 58,613
                                  ==========================================================================================
Period-end assets                    $ 1,127,124    $11,126,365    $ 1,733,128    $13,986,617    $(1,599,336)   $12,387,281


                                               As of and for the nine months ended September 30, 2002 (restated)
                                           ASB            FCB           Other          Total     Adjustments   Consolidated
                                                                          (thousands)
Interest income                         $ 42,143      $ 409,400       $ 22,560      $ 474,103      $ (18,442)     $ 455,661
Interest expense                          18,710        132,137         33,901        184,748        (18,442)       166,306
                                  ------------------------------------------------------------------------------------------
Net interest income                       23,433        277,263        (11,341)       289,355              -        289,355
Provision for loan losses                  2,724         16,670              -         19,394              -         19,394
                                  ------------------------------------------------------------------------------------------
Net interest income after                 20,709        260,593        (11,341)       269,961              -        269,961
    provision for loan losses
Noninterest income                         3,713        164,522            313        168,548         (3,393)       165,155
Noninterest expense                       26,828        297,548            352        324,728         (3,393)       321,335
                                  ------------------------------------------------------------------------------------------
Income (loss) before income taxes         (2,406)       127,567        (11,380)       113,781              -        113,781
Income taxes                                (804)        45,225         (4,055)        40,366              -         40,366
                                  ==========================================================================================
Net income (loss)                       $ (1,602)      $ 82,342       $ (7,325)      $ 73,415            $ -       $ 73,415
                                  ==========================================================================================
Period-end assets                      $ 999,629    $10,881,070    $ 1,695,694    $13,576,393    $(1,489,241)   $12,087,152


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2003

 Financial Summary                                                                                                       Table 1
                                                        2003                              2002               Nine Months Ended
                                     ---------------------------------------   ------------------------         September 30
(thousands, except per share data         Third        Second         First        Fourth        Third    ----------------------
    and ratios)                         Quarter       Quarter       Quarter       Quarter      Quarter        2003          2002
--------------------------------------------------------------------------------------------------------------------------------
Summary of Operations                                                                       (restated)                (restated)
 Interest income                        $ 124,887    $ 129,173    $ 131,074    $ 140,508    $ 147,742    $ 385,134    $ 455,661
Interest expense                           34,573       39,505       42,158       47,712       52,127      116,236      166,306
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                        90,314       89,668       88,916       92,796       95,615      268,898      289,355
Provision for loan losses                   6,353        7,192        5,563        7,156        5,592       19,108       19,394
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for loan losses                        83,961       82,476       83,353       85,640       90,023      249,790      269,961
Noninterest income                         63,205       66,948       56,387       56,618       55,282      186,540      165,155
Noninterest expense                       118,947      115,975      111,282      112,496      108,325      346,204      321,335
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                 28,219       33,449       28,458       29,762       36,980       90,126      113,781
Income taxes                                8,672       12,677       10,164       10,422       13,190       31,513       40,366
================================================================================================================================
 Net income                              $ 19,547     $ 20,772     $ 18,294     $ 19,340     $ 23,790     $ 58,613     $ 73,415
================================================================================================================================
 Net interest income-taxable equivalent  $ 90,568     $ 89,926     $ 89,200     $ 93,106     $ 95,932    $ 269,694    $ 290,388
--------------------------------------------------------------------------------------------------------------------------------
Selected Quarterly Averages
 Total assets                         $12,287,273  $12,203,618  $12,054,717  $12,076,262  $11,871,334  $12,177,404  $11,764,711
 Investment securities                  2,665,203    2,594,983    2,476,426    2,544,930    2,553,957    2,579,562    2,632,761
 Loans                                  7,946,501    7,811,739    7,642,673    7,543,548    7,450,271    7,801,418    7,324,359
 Interest-earning assets               10,994,308   10,890,420   10,741,160   10,771,571   10,592,386   10,876,224   10,480,111
 Deposits                              10,441,989   10,394,829   10,283,143   10,251,693   10,060,785   10,373,902    9,925,071
 Interest-bearing liabilities           9,126,076    9,177,931    9,173,567    9,234,127    9,131,569    9,159,017    9,093,797
 Long-term obligations                    253,351      253,379      253,389      253,412      253,973      253,373      266,620
 Shareholders' equity                 $ 1,002,524    $ 991,047    $ 974,900    $ 953,606    $ 935,735    $ 989,046    $ 915,387
 Shares outstanding                    10,436,345   10,465,909   10,472,065   10,475,377   10,477,886   10,457,976   10,480,011
--------------------------------------------------------------------------------------------------------------------------------
Selected Quarter-End Balances
 Total assets                         $12,387,281  $12,394,744  $12,388,741  $12,231,890  $12,087,152  $12,387,281  $12,087,152
 Investment securities                  2,646,829    2,475,821    2,362,130    2,539,236    2,502,026    2,646,829    2,502,026
 Loans                                  8,026,502    7,857,220    7,704,492    7,620,263    7,521,834    8,026,502    7,521,834
 Interest-earning assets               10,941,968   10,951,437   10,991,877   10,534,469   10,647,042   10,941,968   10,647,042
 Deposits                              10,563,135   10,558,616   10,594,380   10,439,620   10,286,825   10,563,135   10,286,825
 Interest-bearing liabilities           9,165,645    9,158,867    9,293,396    9,298,080    9,208,776    9,165,645    9,208,776
 Long-term obligations                    256,752      253,376      253,386      253,409      253,970      256,752      253,970
 Shareholders' equity                 $ 1,015,678    $ 999,789    $ 983,635    $ 967,291    $ 949,871   $ 1,015,678   $ 949,871
 Shares outstanding                    10,436,345   10,436,345   10,470,236   10,473,294   10,476,137   10,436,345   10,476,137
--------------------------------------------------------------------------------------------------------------------------------
Profitability Ratios (averages)
Rate of return (annualized) on:
   Total assets                              0.63 %       0.68 %       0.62 %       0.64 %       0.80 %       0.64 %       0.83
   Shareholders' equity                      7.74         8.41         7.61         8.05        10.09         7.92        10.72
Dividend payout ratio                       14.71        13.89        15.71        13.51        11.01        14.73        10.70
--------------------------------------------------------------------------------------------------------------------------------
Liquidity and Capital Ratios (averages)
Loans to deposits                           76.10  %     75.15  %     74.32  %     73.58 %      74.05  %     75.20  %     73.80
Shareholders' equity to total assets         8.16         8.12         8.09         7.90         7.88         8.12         7.78
Time certificates of $100,000 or more to
   total deposits                           10.22        10.34        10.44        10.42        10.54        10.33        11.00
--------------------------------------------------------------------------------------------------------------------------------
Per Share of Stock
 Net income                                $ 1.87       $ 1.98       $ 1.75       $ 1.85       $ 2.27       $ 5.60       $ 7.01
Cash dividends                              0.275        0.275        0.275        0.250        0.250        0.825        0.750
Book value at period end                    97.32        95.80        93.95        92.36        90.67        97.32        90.67
Tangible book value at period end           86.95        85.36        83.39        81.73        80.23        86.95        80.23
--------------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2003

 Outstanding Loans by Type
                                                                                                                     Table 2
                                                                    2003                                      2002
                                                        Third          Second            First          Fourth           Third
(thousands)                                           Quarter         Quarter          Quarter         Quarter          Quarter
--------------------------------------------------------------------------------------------------------------------------------
Real estate:
   Construction and land development                $ 839,650       $ 835,209        $ 834,027       $ 799,278        $ 816,512
  Mortgage:
    1-4 family residential                            923,691         950,555          975,010       1,058,082        1,091,344
    Commercial                                      2,221,741       2,140,521        2,077,633       2,035,646        1,966,433
    Revolving                                       1,530,096       1,466,454        1,404,014       1,335,024        1,259,593
    Other                                             160,222         157,597          148,684         150,226          158,125
--------------------------------------------------------------------------------------------------------------------------------
Total real estate                                   5,675,400       5,550,336        5,439,368       5,378,256        5,292,007
Commercial and industrial                             909,314         937,125          936,387         925,775          937,987
Consumer                                            1,233,856       1,174,807        1,135,622       1,154,280        1,132,406
Lease financing                                       146,416         140,133          137,562         141,372          142,695
Other                                                  61,516          54,819           55,553          20,580           16,739
--------------------------------------------------------------------------------------------------------------------------------
    Total loans                                     8,026,502       7,857,220        7,704,492       7,620,263        7,521,834
Less reserve for loan losses                          117,747         115,382          113,382         112,533          111,577
--------------------------------------------------------------------------------------------------------------------------------
     Net loans                                     $7,908,755      $7,741,838       $7,591,110      $7,507,730       $7,410,257
================================================================================================================================


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2003

Investment Securities                                                                                            Table 3

                                    September 30, 2003                                   September 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                           Average    Taxable                                  Average     Taxable
                                                  Fair    Maturity Equivalent                          Fair   Maturity  Equivalent
(thousands)                         Cost         Value  (Yrs./Mos.)     Yield            Cost         Value (Yrs./Mos.)      Yield
-----------------------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity:
U. S. Government:
Within one year              $ 1,013,551   $ 1,018,269     0/7           1.95 %   $ 1,841,554   $ 1,848,946    0/5            3.23 %
One to five years                439,585       443,690     1/3           2.00         479,465       485,297    1/6            2.60
Five to ten years                     66            71     6/3           8.00              94           100    7/3            8.00
Ten to twenty years               18,231        18,957    13/7           5.55          25,132        25,990    14/7           5.56
Over twenty years                  1,116         1,162    25/2           7.24           2,635         2,750    26/4           7.15
-----------------------------------------------------------------------------------------------------------------------------------
Total                          1,472,549     1,482,149     1/0           2.01       2,348,880     2,363,084    0/8            3.10
State, county and municipal:
Within one year                        -             -                                    500           503    0/3            7.78
One to five years                    440           455     1/9           5.55             480           501    3/0            5.55
Five to ten years                    145           154     5/7           5.88             144           157    7/10           5.88
Ten to twenty years                1,417         1,580    14/7           6.02           1,414         1,578   15/10           6.02
-----------------------------------------------------------------------------------------------------------------------------------
Total                              2,002         2,189    11/2           5.90           2,538         2,740    9/0            6.27
Other
Within one year                        -             -                                    110            10    0/4            2.32
One to five years                    250           250    4/10           7.75             250           250    5/10           7.75
Five to ten years                      -             -                                      -             -
-----------------------------------------------------------------------------------------------------------------------------------
Total                                250           250    4/10           7.75             260           360    4/2            6.09
Total investment securities
       held to maturity        1,474,801     1,484,589     1/0           2.13       2,351,678     2,366,184    0/10           3.13
-----------------------------------------------------------------------------------------------------------------------------------

Investment securities available for sale:
U. S. Government:
Within one year                  797,940       798,460     0/4           2.72          95,702        95,828    0/4            2.02
One to five years                319,048       318,409     2/3           1.71               -             -
Five to ten years                      -             -                                      -             -
Ten to twenty years                1,030         1,016    14/10          4.28               -             -
Over twenty years                      -             -                                      -             -
-----------------------------------------------------------------------------------------------------------------------------------
                               1,118,018     1,117,885    0/10           2.43          95,702        95,828    0/4            2.02
State, county and municipal:
Within one year                        -             -                                      -             -
One to five years                    281           281     4/1           1.58               -             -
Five to ten years                    567           546     8/7           4.48               -             -
Ten to twenty years                    -             -                                      -             -
Over twenty years                    145           145    29/5           1.15               -             -
-----------------------------------------------------------------------------------------------------------------------------------
Total                                993           972     0/4           3.17               -             -
Marketable equity securities      35,318        53,171                                 41,787        54,520
-----------------------------------------------------------------------------------------------------------------------------------
Total investment securities
      available for sale       1,154,329     1,172,028                                137,489       150,348
-----------------------------------------------------------------------------------------------------------------------------------
Total investment securities  $ 2,629,129   $ 2,656,617                            $ 2,489,167   $ 2,516,532
-----------------------------------------------------------------------------------------------------------------------------------

Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income tax purposes and 7.0% for state income taxes for all periods.


First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2003

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Third Quarter                                           Table 4

                                               2003                             2002                 Increase (decrease) due to:
-----------------------------------------------------------------------------------------------------------------------------------
                                                  Interest                          Interest
                                        Average    Income/ Yield/         Average    Income/ Yield/                Yield/     Total
(thousands)                             Balance    Expense  Rate          Balance    Expense  Rate      Volume       Rate    Change
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Total loans                         $ 7,946,501  $ 109,639  5.47 %    $ 7,450,271 $ 123,574  6.58 %     $7,530 $ (21,465)$ (13,935)
Investment securities:
U. S. Government                      2,606,137     14,226  2.17        2,493,554    21,527  3.43          784    (8,085)   (7,301)
State, county and municipal               3,175         48  6.00            3,391        69  8.07           (4)      (17)      (21)
Other                                    55,891        316  2.24           57,012       407  2.83           (7)      (84)      (91)
-----------------------------------------------------------------------------------------------------------------------------------
Total investment securities           2,665,203     14,590  2.17        2,553,957    22,003  3.42          773    (8,186)   (7,413)
Overnight investments                   382,604        912  0.95          588,158     2,482  1.67         (684)     (886)   (1,570)
===================================================================================================================================
Total interest-earning assets      $ 10,994,308  $ 125,141  4.51 %   $ 10,592,386 $ 148,059  5.55 %     $7,619 $ (30,537)$ (22,918)
===================================================================================================================================

Liabilities
Deposits:
Checking With Interest              $ 1,387,252      $ 413  0.12 %    $ 1,265,092     $ 847  0.27 %       $ 63    $ (497)   $ (434)
Savings                                 700,002        389  0.22          651,110       874  0.53           44      (529)     (485)
Money market accounts                 2,558,586      4,583  0.71        2,383,130     9,573  1.59          491    (5,481)   (4,990)
Time deposits                         3,728,003     23,202  2.47        4,063,898    34,447  3.36       (2,495)   (8,750)  (11,245)
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits       8,373,843     28,587  1.35        8,363,230    45,741  2.17       (1,897)  (15,257)  (17,154)
Federal funds purchased                  55,867        118  0.84           38,479       155  1.60           53       (90)      (37)
Repurchase agreements                   160,993        129  0.32          193,118       277  0.57          (36)     (112)     (148)
Master notes                            219,410        347  0.63          266,912       644  0.96          (95)     (202)     (297)
Other short-term borrowings              62,612        154  0.98           15,857        58  1.45          143       (47)       96
Long-term obligations                   253,351      5,238  8.20          253,973     5,252  8.20          (13)       (1)      (14)
===================================================================================================================================
Total interest-bearing liabilities  $ 9,126,076   $ 34,573  1.50 %    $ 9,131,569  $ 52,127  2.26 %    $(1,845)$ (15,709)$ (17,554)
===================================================================================================================================
Interest rate spread                                        3.01 %                           3.29 %
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                        $ 90,568  3.28 %                 $ 95,932  3.60 %     $9,464 $ (14,828) $ (5,364)
-----------------------------------------------------------------------------------------------------------------------------------

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and state income tax rate of 7.00% for each period. The taxable-equivalent adjustment was $254 for 2003 and $317 for 2002.

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2003

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Nine Months                                            Table 5

                                                2003                          2002                Increase (decrease) due to:
--------------------------------------------------------------------------------------------------------------------------------
                                                  Interest                      Interest
                                         Average   Income/ Yield/       Average  Income/ Yield/                Yield/     Total
(thousands)                              Balance   Expense  Rate        Balance  Expense  Rate        Volume     Rate    Change
--------------------------------------------------------------------------------------------------------------------------------
Assets
Total loans                          $ 7,801,418 $ 335,746  5.75 %  $ 7,324,359 $ 371,446 6.77 %    $ 18,720 $ (54,420$ (35,700)
Investment securities:
U. S. Government                       2,519,844    44,878  2.38      2,572,228   77,223  4.01        (1,278) (31,067)  (32,345)
State, county and municipal                3,932       145  4.93          4,088      249  8.14            (8)     (96)     (104)
Other                                     55,786     1,041  2.49         56,445    1,272  3.01           (13)    (218)     (231)
--------------------------------------------------------------------------------------------------------------------------------
Total investment securities            2,579,562    46,064  2.39      2,632,761   78,744  4.00        (1,299) (31,381)  (32,680)
Overnight investments                    495,244     4,120  1.11        522,990    6,504  1.66          (289)  (2,095)   (2,384)
--------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets        $ 10,876,224$ 385,930  4.74 % $ 10,480,110 $ 456,694 5.82 %    $ 17,132 $ (87,896$ (70,764)
================================================================================================================================

Liabilities
Deposits:
Checking with Interest               $ 1,360,920   $ 1,500  0.15 %  $ 1,248,191  $ 2,662  0.29 %       $ 195 $ (1,357) $ (1,162)
Savings                                  683,862     1,790  0.35        640,895    2,594  0.54           140     (944)     (804)
Money market accounts                  2,551,789    17,866  0.94      2,240,889   27,482  1.64         2,965  (12,581)   (9,616)
Time deposits                          3,845,839    77,314  2.69      4,157,794  113,612  3.65        (7,480) (28,818)  (36,298)
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits        8,442,410    98,470  1.56      8,287,769  146,350  2.36        (4,180) (43,700)  (47,880)
Federal funds purchased                   45,567       338  0.99         41,132      489  1.59            43     (194)     (151)
Repurchase agreements                    158,455       380  0.32        196,152      804  0.55          (121)    (303)     (424)
Master notes                             218,787     1,013  0.62        278,409    1,973  0.95          (348)    (612)     (960)
Other short-term borrowings               40,425       313  1.04         23,715      349  1.97           188     (224)      (36)
Long-term obligations                    253,373    15,722  8.30        266,620   16,341  8.19          (825)     206      (619)
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities   $ 9,159,017 $ 116,236  1.70 %  $ 9,093,797 $ 166,306 2.45 %    $ (5,243)$ (44,827$ (50,070)
================================================================================================================================
Interest rate spread                                        3.04 %                        3.37 %
--------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                       $ 269,694  3.32 %              $ 290,388 3.70 %    $ 22,375 $ (43,069$ (20,694)
--------------------------------------------------------------------------------------------------------------------------------

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and state income tax rate of 7.00% for each period. The taxable-equivalent adjustment was $796 for 2003 and $1,033 for 2002.

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2003

Summary of Loan Loss Experience and Risk Elements                                                                         Table 6

                                                                                                               Nine Months Ended
                                                             2003                            2002                 September 30
                                                 Third      Second        First      Fourth       Third       ----------------------
(thousands, except ratios)                     Quarter     Quarter      Quarter     Quarter     Quarter         2003        2002
------------------------------------------------------------------------------------------------------------------------------------
Reserve balance at beginning of period       $ 115,382    $ 113,382   $ 112,533    $ 111,577   $ 110,472   $ 112,533    $ 107,087
Provision for loan losses                        6,353        7,192       5,563        7,156       5,592      19,108       19,394
Net charge-offs:
Charge-offs                                     (5,050)      (6,089)     (5,273)      (6,966)     (5,319)    (16,412)     (17,974)
Recoveries                                       1,062          897         559          766         832       2,518        3,070
------------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                 (3,988)      (5,192)     (4,714)      (6,200)     (4,487)    (13,894)     (14,904)
====================================================================================================================================
Reserve balance at end of period             $ 117,747    $ 115,382   $ 113,382    $ 112,533   $ 111,577   $ 117,747    $ 111,577
====================================================================================================================================
Historical Statistics

Average loans                              $ 7,946,501  $ 7,811,739 $ 7,642,673  $ 7,543,548  $7,450,271 $ 7,801,418  $ 7,324,359
Loans at period-end                          8,026,502    7,857,220   7,704,492    7,620,263   7,521,834   8,026,502    7,521,834
------------------------------------------------------------------------------------------------------------------------------------
Risk Elements
Nonaccrual loans                              $ 13,494     $ 17,438    $ 16,988     $ 15,521     $14,944    $ 13,494     $ 14,944
Other real estate                                6,827        8,147       8,155        7,330      12,092       6,827       12,092
------------------------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                   $ 20,321     $ 25,585    $ 25,143     $ 22,851     $27,036    $ 20,321     $ 27,036
------------------------------------------------------------------------------------------------------------------------------------
 Accruing loans 90 days or more past due      $ 11,840      $ 7,848     $ 7,349      $ 9,566    $ 11,840     $ 8,928      $ 8,928
------------------------------------------------------------------------------------------------------------------------------------
Ratios
Net charge-offs (annualized) to average
    total loans                                   0.20%        0.27%       0.25%        0.33%       0.24%       0.24%        0.27%
Reserve for loan losses to total loans
    at period-end                                 1.47         1.47        1.47         1.48        1.48        1.47         1.48
Nonperforming assets to total loans plus other
    real estate at period-end                     0.25         0.33        0.33         0.30        0.36        0.25         0.36
------------------------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2003

INTRODUCTION
     Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. The focus of this discussion concerns BancShares' two banking subsidiaries. First-Citizens Bank & Trust Company (FCB) operates branches in North Carolina, West Virginia, and Virginia. Atlantic States Bank (ASB) operates offices in Georgia, Florida, Texas, Arizona and California.
     BancShares adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 147 (Statement 147) during the fourth quarter of 2002. Statement 147 required that any reclassification of previously recognized unidentifiable intangible assets to goodwill be retroactively applied to coincide with the adoption of SFAS No. 142 (Statement 142). As a result, amortization expense related to assets that were reclassified pursuant to Statement 147 has been reversed, and the disclosures made for the first, second and third quarters of 2002 have been restated.
     In addition, we have reclassified certain other amounts for prior years to conform with statement presentations for 2003. However, except for the adoption of Statement 147, the reclassifications had no effect on shareholders' equity or net income as previously reported. Intercompany accounts and transactions have been eliminated.

SUMMARY
     BancShares realized a decrease in earnings during the third quarter of 2003 compared to the third quarter of 2002. Consolidated net income during the third quarter of 2003 was $19.5 million, compared to $23.8 million earned during the corresponding period of 2002. The $4.2 million or 17.8 percent reduction resulted from lower net interest income and higher noninterest expenses, which were partially offset by higher noninterest income and a lower effective tax rate. Net income per share during the third quarter of 2003 totaled $1.87, compared to $2.27 during the third quarter of 2002, a 17.6 percent reduction. Return on average assets was 0.63 percent for the third quarter of 2003 and 0.80 percent for the third quarter of 2002. Return on average equity for the third quarter of 2003 was 7.74 percent compared to 10.09 percent during the third quarter of 2002.
     For the first nine months of 2003, BancShares recorded net income of $58.6 million, compared to $73.4 million earned during the first nine months of 2002. The $14.8 million or 20.2 percent decrease was the result of a reduction in net interest income and higher noninterest expense, partially offset by higher noninterest income and a lower effective tax. Net income per share for the first nine months of 2003 was $5.60, compared to $7.01 recorded during the same period of 2002. BancShares returned 0.64 percent on average assets during the first nine months of 2003 compared to 0.83 percent during the corresponding period of 2002. Return on average equity for the first nine months of 2003 was 7.92 percent compared to 10.72 percent during the same period of 2002.
     Various profitability,  liquidity and capital ratios are presented in Table
1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balances presented in Table 4 for the third quarter and Table 5 for the first nine months of 2003 and 2002.

INTEREST-EARNING ASSETS
     Interest-earning assets for the third quarter of 2003 averaged $10.99 billion, an increase of $401.9 million or 3.8 percent from the third quarter of 2002. For the nine months ended September 30, 2003, interest-earning assets averaged $10.88 billion, an increase of $396.1 million or 3.8 percent over the same period of 2002. These increases primarily resulted from growth in the loan portfolio.
     Loans. At September 30, 2003 and 2002, gross loans totaled $8.03 billion and $7.52 billion, respectively. As of December 31, 2002, gross loans were $7.62 billion. The $504.7 million growth in loans from September 30, 2002 to September 30, 2003 and the $406.2 million increase from December 31, 2002 through September 30, 2003 primarily result from growth within BancShares' commercial and revolving real estate lending. Table 2 details outstanding loans by type for the past five quarters.
     Commercial real estate loans totaled $2.22 billion at September 30, 2003, representing 27.7 percent of total gross loans. This represents an increase of $255.3 million or 13.0 percent since September 30, 2002. FCB and ASB have both seen continuing demand for commercial real estate loans in recent quarters. A large percentage of our commercial real estate loans are secured by owner-occupied properties and were underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.
     Revolving mortgage loans totaled $1.53 billion at September 30, 2003, representing 19.1 percent of total loans outstanding. This component of the loan portfolio has increased $270.5 million since September 30, 2002 and $195.1 million since December 31, 2002, the result of continued growth of retail EquityLines.
     Consumer loans totaled $1.23 billion at September 30, 2003, an increase of $101.5 million or 9.0 percent from September 30, 2002, and an increase of $79.6 million or 6.9 percent from December 31, 2002. This growth results from a renewed focus on automobile sales finance activity during 2002 and 2003.
     The growth among these loan categories was partially offset by a $167.7 million or 15.4 percent reduction in 1-4 family residential mortgage loans since September 30, 2002. Although the declining interest rate environment has resulted in strong origination activity, substantially all of the residential mortgage loans originated through our network have been immediately sold to various correspondents. As a result, portfolio residential mortgage loans continue to decline, a trend we expect to continue in the coming quarters.
     During the 12-month period ended September 30, 2003, we also experienced a $28.7 million or 3.1 percent reduction in commercial and industrial loans due to a general lack of expansion activity by commercial customers, and our emphasis on originating commercial loans that are secured by real estate rather than inventory, accounts receivable or other less secure forms of collateral.
     During the third quarter of 2003, loans averaged $7.95 billion, an increase of $496.2 million or 6.7 percent from the comparable period of 2002. For the year-to-date, gross loans have averaged $7.80 billion for 2003 compared to $7.32 billion for the same period of 2002, an increase of $477.1 million or 6.5 percent increase over the prior year. For the third quarter and the year-to-date, growth has resulted from demand for commercial real estate and revolving mortgage loans.
     We expect continued growth in revolving real estate loans during 2003, and reduction in 1-4 family residential mortgage loans as existing loan balances amortize or are refinanced. Recent improvements in general economic conditions in certain of our markets may translate into higher levels of loan demand among our business customers in the fourth quarter of 2003 and during 2004. Consumer loan demand may continue to be constrained due to weak labor markets. All growth projections are subject to change as a result of further economic deterioration or improvement.
     Investment securities. At September 30, 2003 and 2002, the investment securities portfolio totaled $2.65 billion and $2.50 billion, respectively. At December 31, 2002, the investment securities portfolio was $2.54 billion. Table 3 presents detailed information relating to the investment securities portfolio.
     Total investment securities have increased 5.8 percent since September 30, 2002. Additionally, there have been significant changes within components of the investment securities portfolio. Investment securities held to maturity totaled $1.47 billion at September 30, 2003, compared to $2.35 billion at September 30, 2002. The $876.9 million reduction in investment securities held to maturity during 2003 resulted from our decision to reinvest a portion of the proceeds from maturing held-to-maturity securities in securities classified as available-for-sale. This redirection of the investment securities portfolio enhances the overall liquidity and flexibility of the balance sheet. The average maturity of the held-to-maturity portfolio has extended from ten months at September 30, 2002 to twelve months at September 30, 2003. Securities that are classified as held-to-maturity reflect BancShares' ability and positive intent to hold those investments until maturity.
     Investment securities available for sale totaled $1.17 billion at September 30, 2003, compared to $150.3 at September 30, 2002. The $1.02 billion increase from September 30, 2002 results from the decision to invest in available-for-sale securities in order to further enhance balance sheet liquidity and flexibility. Available-for-sale securities are reported at their aggregate fair value.
     Investment securities averaged $2.67 billion during the third quarter of 2003, compared to $2.55 billion during the third quarter of 2002, an increase of $111.2 million or 4.4 percent. Investment securities averaged $2.58 billion during the first nine months of 2003, a $53.2 million or 2.0 percent reduction from the same period of 2002. For both the quarter and the nine-month period ended September 30, the change in average investment securities resulted from liquidity needs arising from loan demand and deposit flows.
     Overnight investments. Overnight investments totaled $268.6 million at September 30, 2003, compared to $623.6 million at December 31, 2002 and $623.2 million at September 30, 2002. Overnight investments averaged $382.6 million during the third quarter of 2003, a reduction of $205.6 million or 34.9 percent from the third quarter of 2002. For the nine-month periods ended September 30, overnight investments averaged $495.2 million and $523.0 million, respectively, for 2003 and 2002. The changes in overnight investments resulted from liquidity management decisions.
     Income on Interest-Earning Assets. Interest income amounted to $124.9 million during the third quarter of 2003, a $22.9 million or 15.5 percent decrease from the third quarter of 2002. The taxable-equivalent yield on interest-earning assets declined 104 basis points from 5.55 percent in the third quarter of 2002 to 4.51 percent in the third quarter of 2003 as market interest rates continued to decline.
     Loan interest income for the third quarter of 2003 was $109.4 million, a decrease of $13.9 million or 11.3 percent from the third quarter of 2002, due to a loan yield reduction that more than offset the favorable impact of loan growth. The taxable-equivalent yield on average loans declined 111 basis points from 6.58 percent to 5.47 percent from the third quarter of 2002 to the third quarter of 2003 due to downward repricing of variable rate loans and rate-induced refinance activity among fixed rate loans.
     Within the investment securities portfolio, interest income was $14.6 million during the third quarter of 2003 compared to $22.0 million during the third quarter of 2002, a reduction of $7.4 million or 33.7 percent. The reduction in interest income resulted from a 125 basis point reduction in the taxable-equivalent yield. Investment securities returned a taxable-equivalent yield of 2.17 percent during the third quarter of 2003 compared to 3.42 percent during the same period of 2002.
     Overnight investments generated interest income of $912,000 during the third quarter of 2003, compared to $2.5 million during the same period of 2002. The reduction is the combined result of lower average investments and a 72 basis point yield reduction. Overnight investments returned 0.95 percent during the third quarter of 2003 compared to 1.67 percent during the same period of 2002.
     Interest income amounted to $385.1 million during the first nine months of 2003, a $70.5 million or 15.5 percent decrease from the same period of 2002, the net result of an unfavorable rate variance and a favorable volume variance. The taxable-equivalent yield on interest-earning assets declined 108 basis points from 5.82 percent for the first nine months of 2002 to 4.74 percent during the same period of 2003. Lower market interest rates during 2003 have contributed to the unfavorable rate variance.
     For the nine months ended September 30, 2003, loan interest income was $335.0 million, a decrease of $35.5 million or 9.6 percent from the same period of 2002. The decrease in interest income reflects the decline in loan yields. The taxable-equivalent loan yield was 5.75 percent during the first nine months of 2003, compared to 6.77 percent during the same period of 2002.
     For the nine months ended September 30, 2003, income earned on the investment securities portfolio amounted to $46.0 million, compared to $78.7 million during the same period of 2002, a decrease of $32.6 million or 41.5 percent. This decrease is the result of a 161 basis point decline in the taxable-equivalent yield, which fell from 4.00 percent in 2002 to 2.39 percent in 2003. The short overall maturity of our investment securities portfolio combined with the redemption of significant amounts of callable securities caused the rapid downward repricing of the portfolio both during the third quarter and for the nine-month period ended September 30, 2003.
     Interest earned on overnight investments totaled $4.1 million during the first nine months of 2003 compared to $6.5 million during the same period of 2002, a $2.4 million or 36.7 percent reduction. This was the combined result of lower average overnight investments and a 55 basis point yield reduction.
     We anticipate continued reduction in asset yields during the remainder of 2003 as certain variable rate loans continue to reprice and fixed rate loans are refinanced at lower rates.

INTEREST-BEARING LIABILITIES
     At September 30, 2003 and 2002, interest-bearing liabilities totaled $9.17 billion and $9.21 billion, respectively, compared to $9.30 billion as of
December 31, 2002. During the third quarter of 2003, interest-bearing liabilities averaged $9.13 billion, a slight decrease from the third quarter of 2002. This decrease primarily resulted from reductions in time deposits.
     Deposits. At September 30, 2003, total deposits were $10.56 billion, an increase of $276.3 million or 2.7 percent over September 30, 2002. Compared to the December 31, 2002 balance of $10.44 billion, total deposits have increased $123.5 million or 1.2 percent. During the second quarter of 2003, FCB sold four branches with a total of $114.7 million in deposits to a related party.
     Interest-bearing deposits averaged $8.37 billion during the third quarter of 2003 compared to $8.36 billion during the third quarter of 2002. Although total interest-bearing deposits were largely unchanged, there were significant changes in deposit product composition. Average money market accounts increased $175.5 million from the third quarter of 2002 to the third quarter of 2003, a
7.4 percent increase. Average Checking With Interest increased $122.2 million or
9.7 percent from the third quarter of 2002 to the third quarter of 2003. Average time deposits decreased $335.9 million or 8.3 percent between the two periods.
     For the first nine months of 2003, interest-bearing deposits averaged $8.44 billion compared to $8.29 billion during the same period of 2002. This $154.6 million or 1.9 percent increase results from continued growth among money market accounts and Checking With Interest, largely offset by lower average time deposits.
     For both the third quarter and the nine-month periods ended September 30, 2003, when compared to the same period of the prior year, average balances of transaction and money market deposit accounts continue to grow, as customers retain high levels of liquidity in readily-available deposit products. We attribute the ongoing run-off of time deposits to falling interest rates, and expect that time deposit balances will continue to erode until market interest rates increase significantly.
     Short-term borrowings. At September 30, 2003, short-term borrowings totaled $472.6 million compared to $462.6 million at December 31, 2002 and $499.0 million at September 30, 2002. For the quarters ended September 30, 2003 and 2002, short-term borrowings averaged $498.9 million and $514.4 million, respectively. The $15.5 million or 3.0 percent decline in average short-term borrowings is the result of reductions in master notes and overnight repurchase obligations. Customer interest in these commercial cash management products has diminished due to the very low market rates of interest currently available. Partially offsetting these reductions is a $50 million increase in other short-term borrowings resulting from advances from the Federal Home Loan Bank of Atlanta originated during 2003. For the nine-month periods ended September 30, 2003 and 2002, short-term borrowings averaged $463.2 million and $539.4 million, respectively, a reduction of 14.1 percent primarily due to reduced demand for master notes and overnight repurchase obligations from commercial cash management customers.
     Long-term obligations. At September 30, 2003 and 2002, long-term obligations totaled $256.8 million and $253.4 million, respectively. In each case, the outstanding balance includes $250 million in trust preferred capital securities. During the third quarter of 2003, long-term obligations averaged $253.4 million, compared to $254.0 million during the same period of 2002. For the nine-month periods ended September 30, 2003 and 2002, long-term obligations averaged $253.4 million and $266.6 million, respectively.
     Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $34.6 million during the third quarter of 2003, a $17.6 million or
33.7 percent decrease from the third quarter of 2002. The lower interest expense was primarily the result of falling market interest rates. The rate on interest-bearing liabilities was 1.50 percent during the third quarter of 2003 compared to 2.26 percent during the same period of 2002.
     For the year-to-date, interest expense was $116.2 million, compared to $166.3 million for the same period of 2002. The $50.0 million or 30.1 percent decrease results primarily from lower interest rates and a reduction in average time deposits. The rate on interest-bearing deposits declined from 2.36 percent during the first nine months of 2002 to 1.56 percent for the same period of 2003, an 80 basis point reduction. The rate on time deposits fell 96 basis points from 3.65 percent to 2.69 percent and, when combined with the impact of the volume reduction, accounted for $36.3 million of the reduction in interest expense during the first nine months of 2003. The rate on money market accounts fell 70 basis points, from 1.64 percent to 0.94 percent. Although money market accounts experienced an increase in volume during the first nine months of 2003, total interest expense on these deposits declined $9.6 million.

NET INTEREST INCOME
     Net interest income totaled $90.3 million during the third quarter of 2003, a decrease of $5.3 million or 5.5 percent from the $95.6 million recorded during the third quarter of 2002. The taxable-equivalent net yield on interest-earning assets was 3.28 percent for the third quarter of 2003, a decrease of 32 basis points from the 3.60 percent reported for the third quarter of 2002. Despite a favorable volume variance resulting from loan growth, the adverse impact of falling market interest rates caused the net yield to decline.
     The taxable-equivalent interest rate spread for the third quarter of 2003 was 3.01 percent compared to 3.29 percent for the same period of 2002. The lower interest rate spread resulted from a larger decline in the yield on interest-earning assets than was realized on interest-bearing liabilities. While downward adjustments and lower market interest rates have impacted both the yield on interest-earning assets and the rate on interest-bearing liabilities, the extremely low level to which interest rates have fallen has not allowed us to adjust the interest rates paid on many deposit products to the extent the yields earned on interest-earning assets have been affected.
     Net interest income was $268.9 million and $289.4 million for the nine-month periods ended September 30, 2003 and 2002, respectively. This represents a reduction of $20.5 million or 7.1 percent. As with the third quarter comparison, the year-to-date results demonstrate the impact of lower interest rates and the resulting unfavorable effect on interest-earning asset yields and interest-bearing liability rates. Despite a favorable volume variance generated by loan growth, the adverse impact of the lower interest rates have contributed to a 38 basis point reduction in the taxable-equivalent net yield on interest-earning assets, which fell from 3.70 percent during the first nine months of 2002 to 3.32 percent during the same period of 2003.
     Despite the current pressure on net interest income, our asset/liability management strategy continues to focus on maintaining high levels of balance sheet liquidity and managing our interest rate risk. We maintain portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Interest rate derivative contracts are not used in managing interest rate risk. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.
     Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. As of September 30, 2003, BancShares' market risk profile has not changed significantly from December 31, 2002. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

ASSET QUALITY
     Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating probable credit losses. At September 30, 2003, the reserve for loan losses amounted to $117.7 million or 1.47 percent of loans outstanding. This compares to $112.5 million or
1.48 percent at December 31, 2002, and $111.6 million or 1.48 percent at September 30, 2002.
     Management considers the established reserve adequate to absorb losses inherent in the loan portfolio at September 30, 2003. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of adjustments to the reserve based on their judgments of information available to them at the time of their examination.
     The provision for loan losses charged to operations during the third quarter of 2003 was $6.4 million, compared to $5.6 million during the third quarter of 2002. For the nine-month periods ended September 30, total provision for loan losses was $19.1 million for 2003 and $19.4 million for 2002.
     Net charge-offs for the three months ended September 30, 2003 totaled $4.0 million, compared to net charge-offs of $4.5 million during the same period of 2002. On an annualized basis, these net charge-offs represent 0.20 percent and
0.24 percent of average loans outstanding during the respective periods. Net charge-offs for the nine-month period ended September 30, 2003 totaled $13.9 million, compared to $14.9 million during the same period of 2002. As a percentage of average loans outstanding, these losses represent 0.24 percent for 2003 and 0.27 for 2002 on an annualized basis.
     Management remains committed to maintaining high levels of credit quality. Table 6 provides details concerning the reserve and provision for loan losses over the past five quarters and for the year-to-date for 2003 and 2002.
     Nonperforming assets. At September 30, 2003, BancShares' nonperforming assets, consisting of nonaccrual loans and other real estate, amounted to $20.3 million or 0.25 percent of gross loans plus foreclosed properties, compared to $22.9 million at December 31, 2002, and $27.0 million at September 30, 2002. Nonaccrual loans totaled $13.5 million at September 30, 2003, compared to $15.5 million at December 31, 2002 and $14.9 million at September 30, 2002. Other real estate totaled $6.8 million at September 30, 2003, compared to $7.3 million at December 31, 2002 and $12.1 million at September 30, 2002. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

NONINTEREST INCOME
     During the first nine months of 2003, noninterest income was $186.5 million, compared to $165.2 million during the same period of 2002. The $21.4 million or 12.9 percent increase was primarily due to gains resulting from the sale of branches and growth in mortgage income and cardholder and merchant services income. The second quarter 2003 cash sale of branches to a related party generated a nonrecurring gain of $5.7 million. There was no branch sale activity during the first nine months of 2002.
     Among other components of noninterest income, mortgage income was $14.4 million during the first nine months of 2003, compared to $8.7 million earned during the same period of 2002, an increase of $5.7 million or 66.2 percent. Prompted by lower market interest rates, the increase in refinance activity resulted in higher origination fee and commitment fee income. Cardholder and merchant services income increased $4.9 million from $36.4 million earned in the first nine months of 2002 to $41.3 million in the first nine months of 2003. This 13.5 percent increase in cardholder income was due to higher credit card merchant discount and higher interchange fees for debit and credit card transactions. Cardholder and merchant services income includes the interchange income that we earn from debit cards issued to our customers. As a result of a recent out-of-court settlement involving the two major credit card associations, the interchange rate we earn on signature-based debit card transactions decreased 24.1 percent effective August 1, 2003. Although the volume of transactions processed through our debit card products continues to grow, the reduction in the interchange rate has adversely affected interchange income.
     Fees from processing services increased $1.2 million from $14.2 million during the first nine months of 2002 to $15.4 million earned during the first nine months of 2003 due to higher transaction volume for processed banks. Commission income contributed an additional $1.7 million during the first nine months of 2003 compared to the same period of 2002. This increase represents a
10.1 percent increase over the same period of 2002, primarily the result of higher annuity fees. Service charge income increased $1.4 million or 2.6 percent over the $56.6 million earned during the first nine months of 2002.
     Partially offsetting the benefit of these increases were reductions in trust income and ATM income. Trust income declined $530,000 or 4.5 percent during the first nine months of 2003, primarily due to lower fees collected on accounts that are charged fees based on the fair value of the managed assets. ATM income declined $310,000 or 4.5 percent due to a reduction in the number of ATM transactions.
     During the third quarter of 2003, noninterest income was $63.2 million, a $7.6 million or 13.7 percent increase over the $55.6 million earned during the third quarter of 2002.
     Mortgage income increased $2.5 million or 88.8 percent during the third quarter of 2003 due to heavy origination activity. Cardholder and merchant services income increased $1.9 million or 14.5 percent during 2003 due to higher interchange income for debit and credit transactions. Slight increases were noted in service charge income and fees from processing services, while ATM income and trust income both reported modest reductions from the same period of 2002.
NONINTEREST EXPENSE
     Noninterest expense was $346.2 million for the first nine months of 2003, a
7.7 percent increase over the $321.3 million recorded during the same period of 2002. The $24.9 million increase in noninterest expense results from higher personnel and general operating costs. Salary expense increased $9.9 million during 2003 when compared to the same period of 2002. This 7.1 percent increase is primarily due to the growth in employee population required to staff new branch offices as well as higher incentive-based compensation particularly within the mortgage operation. Employee benefits expense increased $4.4 million or 14.3 percent during the first nine months of 2003, compared to the corresponding period of 2002 due to higher pension expense and increased health insurance costs.
     Equipment expense increased $4.5 million or 13.7 percent during the first nine months of 2003, the result of higher software-related items. Occupancy expense increased $2.9 million to $31.6 million during the first nine months of 2003. This 10.0 percent increase resulted from higher depreciation expense for branch facilities and building repairs. The $3.1 million increase in other expense resulted from higher cardholder processing costs due to transaction volume growth as well as higher claims expense recognized by American Guaranty, FCB's property insurance company.
     For the third quarter of 2003, noninterest expense totaled $118.9 million, a $10.3 million or 9.5 percent increase over the same period of 2002. Salary expense totaled $51.3 million during the third quarter of 2003, an increase of $3.8 million or 7.9 percent due to higher incentive compensation and new associates hired to support the ASB expansion. Employee benefits expense increased $1.3 million due to higher pension and health care costs. Equipment expense increased $2.0 million or 17.6 percent due to higher software-related expenses.

INCOME TAXES
     Income tax expense was $31.5 million during the first nine months of 2003, compared to $40.4 million during the same period of 2002, a 21.9 percent decrease due to lower pre-tax earnings and adjustments to the valuation reserve for deferred state tax assets. The effective tax rates for these periods were
35.0 percent and 35.5 percent, respectively. For the third quarters of 2003 and 2002, income tax expense was $8.7 million and $13.2 million, respectively. In addition to lower pre-tax earnings, income tax expense during the third quarter of 2003 includes adjustments to the valuation reserve for deferred state tax assets. The effective tax rates were 30.7 percent and 35.7 percent for the respective periods.

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

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
     BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At September 30, 2003 and 2002, the leverage capital ratio of BancShares was 9.41 percent and 9.22 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratio was 13.30 percent at September 30, 2003, and 13.41 percent as of September 30, 2002. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 14.64 percent at September 30, 2003 and 14.73 percent as of September 30, 2002. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies.

SEGMENT REPORTING
     BancShares conducts its banking operations through two wholly owned subsidiaries, FCB and ASB. Although FCB and ASB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity has separate management groups. Additionally, the financial results and trends of ASB reflect the de novo nature of its operation. Atlantic States Bank. ASB's total assets increased from $999.6 million at September 30, 2002 to $1.13 billion at September 30, 2003, an increase of $127.5 million or 12.8 percent. This growth was generated by the expanding branch network. ASB's net interest income increased $5.2 million or 22.2 percent during the first nine months of 2003, when compared to the same period of 2002, the result of balance sheet growth that more than offset the impact of falling interest rates. Provision for loan losses declined $1.2 million or 43.0 percent due to changes in risk characteristics inherent in the loan portfolio during the current year.
     ASB's noninterest income increased $397,000 or 10.7 percent during the first nine months of 2003, the result of higher loan modification fees, cardholder and merchant income and service charge income. Noninterest expense increased $5.8 million or 21.5 percent during 2003. Higher personnel, occupancy and service fee costs reflect the impact of the expanded branch network, much of which relates to the expansion of ASB into Texas, Arizona and California.
     ASB recorded a net loss of $1.2 million during the first nine months of 2003 compared to a net loss of $1.6 million during the same period of 2002. This represents a favorable variance of $448,000, primarily the result of ASB's balance sheet growth. Substantially all of ASB's growth has been on a de novo basis, and ASB continues its efforts to build a customer base in its highly competitive markets. We continue to seek new growth opportunities for ASB in new and existing markets. Our initial investments in these markets will result in higher levels of noninterest expense in ensuing quarters. First Citizens Bank. FCB's total assets increased from $10.88 billion at September 30, 2002 to $11.13 billion at September 30, 2003, an increase of $245.3 million or 2.3 percent. FCB's net interest income decreased $23.2 million or 8.4 percent during the first nine months of 2003, the result of interest rate reductions. Provision for loan losses increased $885,000 or 5.3 percent.
     FCB's noninterest income increased $19.1 million or 11.6 percent during the first nine months of 2003, primarily the result of higher mortgage income, cardholder and merchant services income and gains on branch sales. Noninterest expense increased $16.9 million or 5.7 percent during the first nine months of 2003, primarily due to higher personnel and equipment costs.
     FCB recorded net income of $69.0 million during the first nine months of 2003 compared to $82.3 million during the same period of 2002. This represents a $13.3 million or 16.2 percent reduction in net income.

CURRENT ACCOUNTING AND REGULATORY ISSUES
     Effective January 1, 2002, BancShares adopted the provisions of Statement 142, which modified our accounting for goodwill and intangible assets. Previously, our capitalized intangible assets were amortized over their estimated useful lives, and the amortization expense related to those assets was included within noninterest expense. Upon adoption of Statement 142, we discontinued amortization of all amounts that we had previously classified as goodwill. We continued to amortize all other intangible assets over their estimated useful lives.
     During the fourth quarter of 2002, we adopted Statement 147, although we were required to apply certain provisions of Statement 147 retroactively to the date we adopted Statement 142. Guidance within Statement 147 resulted in the reclassification to goodwill of certain amounts previously recorded as intangible assets. Statement 147 required the reversal of any amortization expense recorded on those reclassified assets since the adoption of Statement
142. Accordingly, amortization expense initially recorded during the first, second and third quarters of 2002 was reversed during the fourth quarter, and prior periods have been restated to reflect that change.
     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations (Statement 143). Statement 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. Statement 143 also requires us to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted Statement 143 on January 1,
2003. The adoption of Statement 143 did not have a material impact on our consolidated financial statements.
     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). Statement 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary. Statement 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of Statement 145 for transactions occurring after May 15, 2002 did not have a material effect on our consolidated financial statements.
     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146), which becomes effective prospectively for exit or disposal activities initiated after December 31, 2002. Under Statement 146, we will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. In periods after initially recording a liability, we will adjust the liability to reflect revisions to the expected timing or amount of estimated cash flows, discounted at the appropriate interest rate originally used to measure the liability. Statement 146 also establishes accounting standards for employee and contract termination costs. The impact from the adoption of
Statement 146 is dependent on the nature and extent of exit and disposal activities. Consequently, at this time, we are unable to estimate the ultimate impact from the adoption of Statement 146.
     In November 2002, the FASB issued Interpretation No.45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (Interpretation
45). Interpretation 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under guarantees issued. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation 45, which applies to guarantees issued or modified after December 31, 2002, did not have a material effect on our financial statements. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002.
     In December 2002, the FASB issued SFAS No.148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.123 (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications were required for fiscal years ending after December 15, 2002. As we currently have no stock-based compensation, the adoption of Statement 148 did not have a material impact on our consolidated financial statements.
     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Interpretation 46). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. BancShares has no investments in variable interest entities that will require consolidation under Interpretation 46. The application of Interpretation 46 will result in the de-consolidation of the two grantor trusts that have issued the trust preferred capital securities currently reported in our consolidated financial statements. We currently report the trust preferred capital securities held by third parties as long-term borrowings. Once we de-consolidate the grantor trusts, we will instead report the junior subordinated debentures, which are currently eliminated when the grantor trusts are consolidated, as long-term borrowings. The impact of this change will not have a material effect on our consolidated financial statements.
     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (Statement 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except certain hedging relationships designated after June 30, 2003, as defined in Statement 149. In addition, except as defined in Statement 149, all provisions of Statement 149 should be applied prospectively. Statement 149 is not expected to have a material impact on the consolidated financial statements.
     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Statement 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Statement 150 did not and is not expected to have a material impact on the consolidated financial statements.
     Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

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

First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2003

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



Date: November 11, 2003

                                                     /s/ Lewis R. Holding
                                                     Lewis R. Holding
                                                     Chief Executive Officer


First Citizens BancShares, Inc and Subsidiaries
Third Quarter  2003

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



Date: November 11, 2003

                                                     /s/ Kenneth A. Black
                                                     Kenneth A. Black
                                                     Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
Third Quarter  2003

                                   Exhibit 32

                                  CERTIFICATION

     The undersigned hereby certifies that, to his or her knowledge, (i) the Form 10-Q filed by First Citizens BancShares, Inc. (the "Issuer") for the quarter ended September 30, 2003, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

Novemer 11, 2003                     /s/ Lewis R. Holding
                                     Lewis R. Holding
                                     Chairman and Chief Executive Officer


                                     /s/ Kenneth A. Black
                                     Kenneth A. Black
                                     Vice President and Chief Financial Officer



First Citizens BancShares, Inc. and Subsidiaries
Third Quarter 2003