Form 10-K
period 2003-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2004-03-15
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Yes ☒     No ☐

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $611,442,296.

On March 12, 2004, there were 8,758,670 outstanding shares of the Registrant’s Class A Common Stock and 1,677,675 outstanding shares of the Registrant’s Class B Common Stock.

Portions of the Registrant’s definitive Proxy Statement dated March 24, 2003 are incorporated in Part III of this report.

CROSS REFERENCE INDEX

			Page
PART 1	Item 1	Business	3

	Item 2	Properties	5

	Item 3	Legal Proceedings	36

	Item 4	Submission of Matters to a Vote of Security Holders	None

PART II	Item 5	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5

	Item 6	Selected Financial Data	10

	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-38

	Item 7A	Quantitative and Qualitative Disclosures about Market Risk	22-23

	Item 8	Financial Statements and Supplementary Data

		Independent Auditors’ Report	39

		Consolidated Balance Sheets at December 31, 2003 and 2002	40

		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2003	41

		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2003	42

		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003	43

		Notes to Consolidated Financial Statements	44-67

		Quarterly Financial Summary for 2003 and 2002	34

	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None

	Item 9A	Controls and Procedures	6

PART III	Item 10	Directors and Executive Officers of the Registrant	6	*

	Item 11	Executive Compensation	*

	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*

	Item 13	Certain Relationships and Related Transactions	*

	Item 14	Principal Accountant Fees and Services	*

PART IV	Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K

	(a) (1)	Financial Statements (see Item 8 for reference)

	(2)	Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable, except as referred to in Item 8.

	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K have been filed separately with the Commission and are available upon written request.

	(b)	During the quarter ended December 31, 2003, no reports on Form 8-K were filed.

*	Information required by Item 10 is incorporated herein by reference to the information that appears under the headings ‘Section 16(a) Beneficial Ownership Reporting Compliance’ on page 4, ‘Proposal 1: Election of Directors’ on pages 4-6, ‘Audit Committee—Function’ and ‘Audit Committee—Members’ on page 7 and ‘Executive Officers’ on page 9 of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders (2004 Proxy Statement).

Information required by Item 11 is incorporated herein by reference to the information that appears under the heading ‘Director Compensation’ on page 6 and under the heading ‘Executive Compensation’ on pages 10-11 of the 2004 Proxy Statement.

Information required by Item 12 is incorporated herein by reference to the information that appears under the headings ‘Beneficial Ownership of Voting Securities’ on pages 2-4 of the 2004 Proxy Statement.

Information required by Item 13 is incorporated herein by reference to the information that appears under the heading ‘Compensation Committee’ on pages 8-9 and under the heading ‘Transactions with Related Parties’ on pages 12-13 of 2004 Proxy Statement.

Information required by Item 14 is incorporated by reference to the information that appears under the heading ‘Independent Accountants’ on page 13 of the 2004 Proxy Statement.

Business

First Citizens BancShares, Inc. (BancShares) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (First Citizens Bank or FCB), its banking subsidiary. On October 21, 1986 BancShares became the sole shareholder of First Citizens Bank. FCB was chartered on March 4, 1893, as the Bank of Smithfield, Smithfield, North Carolina, and through a series of mergers and name changes, it later became First-Citizens Bank & Trust Company. As of December 31, 2003, FCB operated 330 offices in North Carolina, Virginia and West Virginia.

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

During 2003, ISB opened offices in Scottsdale, Arizona, the San Diego and LaJolla communities in Southern California, and Newport Beach and Sacramento in Northern California and plans further expansion in Oregon and Washington. These markets have been selected based on their strong anticipated economic growth rates and the desire to bring a bank with a focus on customer service to the retail and business customers in these communities. At December 31, 2003, ASB had 44 offices.

BancShares’ executive offices are located at 3128 Smoketree Court, Raleigh, North Carolina 27604, and its telephone number is (919) 716-7000. Although BancShares does not maintain a dedicated website, information regarding BancShares is available at FCB’s website, www.firstcitizens.com. At December 31, 2003, BancShares and its subsidiaries employed a full-time staff of 4,223 and a part-time staff of 742 for a total of 4,965 employees.

BancShares’ subsidiary banks seek to meet the needs of both consumers and commercial entities in their respective market areas. These services, offered at most offices, include normal taking of deposits, cashing of checks, and providing for individual and commercial cash needs; numerous checking and savings plans; commercial, business and consumer lending; a full-service trust department; and other activities incidental to commercial banking. Triangle Life Insurance Company underwrites and sells credit-related life insurance products. Nantahala, Inc. owns loans originated by FCB. First Citizens Investor Services, Inc. (FCIS) provides various investment products, including annuities, discount brokerage services and third-party mutual funds to customers. First Citizens Bank, National Association (FCB-NA) is the issuing and processing bank for BancShares’ retail credit cards. Pisgah, Inc., a wholly-owned subsidiary of FCB-NA, owns credit card receivables. Various other subsidiaries are not material to BancShares’ consolidated financial position or to consolidated net income.

The business and operations of BancShares and its subsidiary banks are subject to significant federal and state governmental regulation and supervision. BancShares is a financial holding company registered with the Federal Reserve Board (FRB) under the Bank Holding Company Act of 1956, as amended. It is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB.

FCB is a state-chartered bank, subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Commissioner of Banks. ASB is a federally-chartered thrift institution supervised by the Office of Thrift Supervision. FCB-NA operates under a national charter, is regulated by the Office of the Comptroller of the Currency and is also a member of the Federal Reserve System. Deposit obligations of FCB and ASB are insured by the FDIC.

The various regulatory authorities supervise all areas of the banking subsidiaries, including their reserves, loans, mergers, the payment of dividends, and other aspects of their operations. The regulators conduct regular examinations, and the banking subsidiaries must furnish periodic reports to their regulators containing detailed financial and other information regarding their affairs.

There are many statutes and regulations that apply to and restrict the activities of the banking subsidiaries, including limitations on the ability to pay dividends, capital ratio requirements, reserve requirements, deposit insurance requirements and restrictions on transactions with related parties. The impact of these statutes and regulations is discussed below and in the accompanying audited consolidated financial statements.

The Gramm-Leach-Bliley Act (GLB Act) adopted by Congress during 1999 expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. The GLB Act permits bank holding companies to become “financial holding companies” and expands activities in which banks and bank holding companies may participate, including opportunities to affiliate with securities firms and insurance companies. During 2000, BancShares became a financial holding company and American Guaranty Insurance Company (AGI), formerly a wholly-owned subsidiary of FCB, became a wholly-owned subsidiary of BancShares. As a direct subsidiary of BancShares, AGI has more flexibility in its product offering than it did as a subsidiary of FCB. The GLB Act also contains extensive customer privacy protection provisions which require banks to adopt and implement policies and procedures for the protection of the financial privacy of their customers, including procedures that allow customers to elect that certain financial information not be disclosed to certain persons.

Under Delaware law, BancShares is authorized to pay dividends declared by its Board of Directors, provided that no distribution results in its insolvency on a going concern or balance sheet basis. The ability of the banking subsidiaries to pay dividends to BancShares is governed by statutes of each entity’s chartering jurisdiction and rules and regulations issued by each entity’s respective regulatory authority. Under federal law, and as insured banks, each of the banking subsidiaries is prohibited from making any capital distributions, including paying a cash dividend, if it is, or after making the distribution it would become, “undercapitalized” as that term is defined in the Federal Deposit Insurance Act (FDIA).

BancShares is required to comply with the capital adequacy standards established by the FRB, and the banking subsidiaries are required to comply with the capital adequacy standards established by the FDIC. The FRB and FDIC have promulgated risk-based capital and leverage capital guidelines for determining the adequacy of the capital of a bank holding company or a bank, and all applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance with these capital requirements.

Current federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, the FDIC has established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and it is required to take certain mandatory supervisory actions, and is authorized to take other discretionary actions, with respect to banks in the three undercapitalized categories.

Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered bank that has a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater, a Leverage Ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well-capitalized.” Each of BancShares’ banking subsidiaries is well-capitalized.

Under regulations of the FRB, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the Banks’ interest-earning assets.

The FDIC currently uses a risk-based assessment system that takes into account the risks attributable to different categories and concentrations of assets and liabilities for purposes of calculating deposit insurance assessments to be paid by insured banks. The risk-based assessment system uses three capital categories and three supervisory subgroups within each capital group to establish nine assessment risk classifications, each of which has a specified deposit insurance rate.

The FDIC is charged with the responsibility of maintaining the adequacy of the Bank Insurance Fund and the Savings Association Insurance Fund, and the amounts paid by banks for deposit insurance is influenced not only by the bank’s capital category and supervisory subgroup but also by the adequacy of the insurance funds at any time. FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the insurance funds.

Each of the banking subsidiaries is subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of certain transactions with affiliate entities. The total amount of the transactions by any of the banking subsidiaries with a single affiliate is limited to 10% of the banking subsidiary’s capital and surplus and, for all affiliates, to 20% of the banking subsidiary’s capital and surplus. Each of the transactions among affiliates must also meet specified collateral requirements and must comply with other provisions of Section 23A designed to avoid the taking of low-quality assets from an affiliate.

The banking subsidiaries are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits the above transactions with an affiliates unless the transactions are on terms substantially the same, or at least as favorable to the banking subsidiary or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The USA Patriot Act of 2001 is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Act contains sweeping anti-money laundering and financial transparency laws which require various new regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Act has required financial institutions to adopt new policies and procedures to combat money laundering, and it grants the Secretary of the Treasury broad authority to establish regulations and impose requirements and restrictions on financial institutions’ operations

Under the Community Reinvestment Act, as implemented by regulations of the federal bank regulatory agencies, an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods.

The Sarbanes-Oxley Act of 2002 (the “SOX Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Among other requirements, the SOX Act established: (1) new requirements for audit committees of listed companies, including independence, expertise, and responsibilities; (2) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance, and (5) new and increased civil and criminal penalties for violation of the securities laws.

FCIS is a registered broker-dealer and investment adviser. FCIS’ broker-dealer activities are subject to regulation by the National Association of Securities Dealers (NASD), a self-regulatory organization to which the Securities and Exchange Commission (SEC) has delegated regulatory authority for broker-dealers, as well as by the state securities authorities of the various states in which FCIS operates. FCIS’ investment advisory activities are subject to direct regulation by the SEC, and FCIS’ investment advisory representatives must register with the state securities authorities of the various states in which it operates.

FCIS is also licensed as an insurance agency in connection with various investment products, such as annuities, that are regulated as insurance products. FCIS’ insurance sales activities are subject to concurrent regulation by securities regulators and by the insurance regulators of the various states in which FCIS does business.

AGI and Triangle Life Insurance Company are regulated by the North Carolina Department of Insurance.

Properties

Through its subsidiary financial institutions, as of December 31, 2003, BancShares operated branch offices at 374 locations in North Carolina, Virginia, West Virginia, Florida, Georgia, Texas, Arizona and California. BancShares owns many of the buildings and leases other facilities from third parties.

Additional information relating to premises, equipment and lease commitments is set forth in Note E of BancShares’ consolidated financial statements.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BancShares’ Class A and Class B common stock is traded in the over-the-counter market, and the Class A common stock is quoted on the Nasdaq National Market System under the symbol FCNCA. The Class B common stock is quoted on the OTC Bulletin Board. As of December 31, 2003, there were 2,633 holders of record of the Class A common stock, and 488 holders of record of the Class B common stock.

The per share cash dividends paid by BancShares and the high and low sales prices for each quarterly period during 2003 and 2002 are set forth in Table 18 under the caption ‘Per Share of Stock’ of this report. A cash dividend of 27.5 cents per share was declared by the Board of Directors on January 26, 2004, payable April 5, 2004, to holders of record as of March 15, 2004. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. Subject to the foregoing, it is currently management’s expectation that comparable cash dividends will continue to be paid in the future.

During the fourth quarter of 2003, BancShares did not repurchase any of its outstanding capital stock.

Controls and Procedures

BancShares’ Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of BancShares’ disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (Exchange Act). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, BancShares’ disclosure controls and procedures were effective in enabling it to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act.

No change in BancShares internal control over financial reporting occurred during our fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

Code of Ethics

BancShares has adopted a code of ethics that applies to all its executive officers, including its principal executive and principal financial and accounting officers. A copy of the code of ethics will be provided without charge upon request. Requests for copies should be directed to Alex G. MacFadyen, Secretary, First Citizens BancShares, Inc., Post Office Box 27131, Raleigh, North Carolina 27611-7131 or by e-mail to fcbdirectors@firstcitizens.com.

Available Information

BancShares does not have its own separate Internet website. However, FCB’s Internet website (www.firstcitizens.com) includes a hyperlink to the SEC’s website where the public may obtain copies of BancShares’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Interested parties may also directly access the SEC’s Internet website that contains reports and other information that BancShares files electronically with the SEC. The address of the SEC’s website is www.sec.gov.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. (“BancShares”), for the years 2003, 2002 and 2001. BancShares is a financial holding company with two wholly-owned banking subsidiaries: First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and Atlantic States Bank (ASB), a federally-chartered thrift institution. FCB operates branches in North Carolina, West Virginia, and Virginia. ASB operates branches in Georgia, Florida, Texas, Arizona, and California.

This discussion and related financial data should be read in conjunction with our audited consolidated financial statements and related footnotes, presented on pages 39 through 67 of this report. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2003, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

CRITICAL ACCOUNTING POLICIES

The preparation of our audited consolidated financial statements and the information included in management’s discussion and analysis is governed by policies that are based on accounting principles generally accepted in the United States of America and general practices within the banking industry. Among the more significant policies are those that govern accounting for loans and reserve for loan losses, investment securities and pension plan assumptions.

Estimates and judgments are integral to our accounting for certain items, and those estimates and judgments affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. BancShares periodically evaluates its estimates, including those related to the reserve for loan losses, impairment of investment securities, pension plan assumptions and contingencies. While we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or outcomes.

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

Management considers the established reserve adequate to absorb losses that relate to loans outstanding at December 31, 2003, although future additions to the reserve may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of additions to the reserve based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional reserves may be required.

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

Pension plan assumptions.    Although the assets and liabilities associated with the defined benefit pension plan maintained for our associates are not included within the audited consolidated financial statements, the selection of key assumptions used to determine the value of the pension obligation and the plan’s assets can have a direct impact on the pension expense that we report within employee benefit expense in our consolidated statement of income. The discount rate is used to determine the present value of the benefits that the pension plan will pay to the plan participants. The discount rate reflects the interest rate that could be obtained by a suitable investment used to fund the pension obligation. Given the reductions in market interest rates during the past two years, the discount rate used to determine the pension obligation has declined from 7.00 percent at December 31, 2001, to 6.50 percent at December 31, 2002 and to 6.00 percent at December 31, 2003. Assuming other variables remain unchanged, a reduction in the discount rate results in higher pension expense.

The estimated long-term rate of return on plan assets is used to calculate the value of plan assets over time. The estimated return on plan assets was 8.50% at December 31, 2000, 2001 and 2002. Due to reductions in actual plan returns from historical averages and in the projected rate of returns on plan assets, the rate of return was adjusted to 8.00% for 2003.

Based on robust asset returns during 2003 and more optimistic market conditions and forecasts for future market performance, we adjusted the long-term rate of return on plan assets to 8.50 percent for 2004. Assuming other variables remain unchanged, increasing the long-term rate of return on plan assets to 8.50 percent reduces pension expense.

The assumed rate of future compensation is reviewed annually based on actual experience and has remained at 4.75 percent for 2003, 2002 and 2001. Assuming other variables remain unchanged, a reduction in the rate of future compensation increases would result in lower pension expense.

SUMMARY

BancShares’ earnings and cash flows are primarily derived from the commercial banking activities conducted by its banking subsidiaries, which include commercial and consumer lending, deposit and cash management products, cardholder, merchant, trust and retail broker-dealer services as well as various other products and services typically associated with commercial banking. FCB and ASB gather interest-bearing and noninterest-bearing deposits from retail and commercial customers, although BancShares and its subsidiaries provide supplemental short-term and long-term funding through various non-deposit sources. The liquidity generated from these funding sources is primarily used to invest in interest-earning assets consisting of various types of loans, investment securities and overnight investments. In addition, funds are invested in bank premises as well as furniture and equipment used in the conduct of the subsidiaries’ commercial banking business.

Various external factors influence customer demand for our deposit and loan products. During 2003 and 2002, economic uncertainty in our primary market areas restrained customer demand for loan products. However, during these same years, demand for long-term interest rate commitments on both new loans and refinance transactions has been strong. Additionally, during 2003 and 2002, the low level of interest rates affected the composition of our deposit base, as customers avoided investing in time deposits carrying low interest rates, and chose to allow liquidity to reside in transaction, savings and money market accounts.

The general strength of the economy also influences the quality and collectibility of the loan portfolio, as consumer bankruptcy rates and business debt service levels tend to reflect the general economic cycle. Utilizing various asset–liability management and asset quality tools, we strive to minimize the potentially adverse impact of unforeseen and unfavorable economic trends and to take advantage of favorable economic conditions where appropriate.

Financial institutions frequently focus their strategic and operating emphasis on maximizing profitability, and therefore gauge their relative success by reference to profitability measures such as return on average assets or return on average shareholders’ equity. BancShares’ return on average assets and return on average equity have historically compared unfavorably to the returns of similarly sized financial holding companies. BancShares has historically placed significant emphasis upon asset quality, balance sheet liquidity and capital conservation, even when those priorities may be detrimental to current period earnings.

Our strategic analysis of corporate strengths and the competitive position of BancShares within the financial services industry indicate opportunities for significant growth and expansion. We operate in diverse and growing geographic markets. We believe that through superior customer service, opportunities exist to increase earnings by attracting customers of larger competitors and customers of banks that have focused on merger transactions. We seek to take advantage of market opportunities to increase fee income in areas such as merchant processing, client bank services, factoring, insurance, cash management, wealth management and private banking services.

Our attention is also focused on attempting to mitigate where possible the risks which can endanger our profitability and growth prospects. These risks may be categorized as economic, industry systemic, competitive and regulatory. Due to the lack of control and the potential to result in a material impact upon our financial results, the risk area that is typically of greatest concern is economic. Specific economic risks include recession, rapid movements in interest rates and significant increases in inflation expectations. Compared to our larger competitors, due to our smaller asset size and more limited capital resources, economic risk requires significant and constant management attention.

Detailed information regarding the components of net income over the five years from 1999 through 2003 is provided in the accompanying tables. Table 1 provides a summary of key financial data. Table 5 provides information on net interest income. Table 13 provides details related to the provision for loan losses. Tables 15 and 16 present information regarding the components of noninterest income and expense, respectively.

An analysis of BancShares’ financial condition and growth can be made by examining the changes and trends in interest-earning assets and interest-bearing liabilities, and a discussion of these changes and trends follows. The information presented in Table 5 is useful in making such an analysis. Table 2 details acquisitions and divestitures during 2003, 2002 and 2001. All of the acquisitions were accounted for as purchases, with the results of operations included with BancShares’ Consolidated Statements of Income since the respective acquisition date.

BancShares reported net income of $75.2 million during 2003, compared to $92.8 million in 2002 and $86.9 million in 2001. Net income for 2003 represented an 18.9 percent decrease when compared to 2002. The $17.6 million decrease was the result of lower net interest income and higher noninterest expense, partially offset by increased levels of noninterest income and lower provision for loan losses. The $5.8 million or 6.7 percent increase in net income in 2002 when compared to 2001 resulted from higher net interest income and noninterest income, partially offset by higher noninterest expense and provision for loan losses. Net income per share for 2003 totaled $7.19, compared to $8.85 and $8.27 for 2002 and 2001, respectively.

Caused largely by the negative impact of declining interest rates as well as the depth to which rates fell, net interest income declined by $20.2 million or 5.3 percent during 2003. The taxable-equivalent net yield on interest-earning assets declined by 31 basis points during 2003 to 3.32 percent. During 2002, net interest income increased by $13.2 million or 3.6 percent as balance sheet growth was sufficient to offset the unfavorable effects of the declining interest rate environment.

Noninterest expenses increased $33.1 million or 7.6 percent in 2003 with significant increases noted in salaries and employee benefits, equipment expense and occupancy expense. During 2002, noninterest expenses increased $10.9 million or 2.6 percent. In both years, franchise growth and expansion coupled with technology investments were largely accountable for the noninterest expense increases.

The continued do novo growth and expansion of ASB has required BancShares to infuse significant amounts of capital into ASB to support its rapidly expanding balance sheet. Infusions totaled $30 million in 2003, $70 million in 2002 and $20 million in 2001 bringing aggregate capital contributions since the 1997 formation of ASB to $200 million. ASB has adversely impacted our financial results during 2003, 2002 and 2001 with net losses reported each year in the amount of $2.0 million, $1.3 million and $7.6 million, respectively. ASB’s net losses since inception equal $23.4 million. Based upon our plans for further expansion of ASB, net losses will likely extend into the foreseeable future.

Noninterest income increased $24.0 million or 10.8 percent in 2003 over 2002 while 2002’s noninterest income increased $5.8 million or 2.7 percent over 2001. The improved noninterest income during 2003 resulted from higher cardholder and merchant services income, mortgage income and a nonrecurring gain on the sale of branch offices.

Table 1

FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

	2003	2002	2001	2000	1999
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$510,477	$596,169	$715,427	$708,170	$633,891
Interest expense	148,537	214,018	346,510	342,828	281,542

Net interest income	361,940	382,151	368,917	365,342	352,349
Provision for loan losses	24,187	26,550	24,134	15,488	11,672

Net interest income after provision for loan losses	337,753	355,601	344,783	349,854	340,677
Noninterest income	243,936	220,295	214,643	201,815	164,549
Noninterest expense	465,088	432,353	421,685	394,409	374,830

Income before income taxes	116,601	143,543	137,741	157,260	130,396
Income taxes	41,414	50,787	50,805	58,949	48,596

Net income	$75,187	$92,756	$86,936	$98,311	$81,800

Net interest income, taxable equivalent	$362,991	$383,494	$370,857	$368,190	$354,566

SELECTED AVERAGE BALANCES
Total assets	$12,245,840	$11,843,239	$11,235,859	$10,005,597	$9,622,774
Investment securities	2,585,376	2,610,622	2,196,473	1,618,584	1,908,300
Loans	7,886,948	7,379,607	7,105,915	6,955,772	6,399,114
Interest-earning assets	10,932,853	10,553,574	10,038,074	8,984,878	8,638,698
Deposits	10,433,781	10,007,398	9,405,328	8,390,920	8,105,443
Interest-bearing liabilities	9,163,960	9,129,168	8,798,893	7,772,889	7,517,483
Long-term obligations	255,379	263,291	186,636	154,634	157,897
Shareholders’ equity	$996,578	$924,877	$847,374	$763,386	$693,559
Shares outstanding	10,452,523	10,478,843	10,507,289	10,551,607	10,625,457

SELECTED PERIOD-END BALANCES
Total assets	$12,559,908	$12,231,890	$11,864,991	$10,691,617	$9,717,099
Investment securities	2,469,447	2,539,236	2,791,296	1,816,720	1,371,894
Loans	8,326,598	7,620,263	7,196,177	7,109,692	6,751,039
Interest-earning assets	11,090,450	10,783,069	10,489,382	9,357,794	8,596,326
Deposits	10,711,332	10,439,620	9,961,605	8,971,868	8,173,598
Interest-bearing liabilities	9,251,903	9,298,080	9,206,903	8,384,692	7,554,229
Long-term obligations	289,277	253,409	284,009	154,332	155,683
Shareholders’ equity	$1,029,305	$967,291	$885,043	$810,728	$728,757
Shares outstanding	10,436,345	10,473,294	10,483,456	10,522,836	10,610,399

PROFITABILITY RATIOS (averages)
Rate of return on:
Total assets	0.61%	0.78%	0.77%	0.98%	0.85%
Shareholders’ equity	7.54	10.03	10.26	12.88	11.79
Dividend payout ratio	15.30	11.30	12.09	10.73	12.99

LIQUIDITY AND CAPITAL RATIOS (averages)
Loans to deposits	75.59%	73.74%	75.55%	82.90%	78.95%
Shareholders’ equity to total assets	8.14	7.81	7.54	7.63	7.21
Time certificates of $100,000 or more to total deposits	10.33	10.87	11.43	9.46	9.02

PER SHARE OF STOCK
Net income	$7.19	$8.85	$8.27	$9.32	$7.70
Cash dividends	1.10	1.00	1.00	1.00	1.00
Market price at December 31 (Class A)	120.50	96.60	97.75	80.75	69.75
Book value at December 31	98.63	92.36	84.42	77.04	68.68
Tangible book value at December 31	87.56	81.73	73.78	65.76	58.13

Table 2

ACQUISITIONS AND DIVESTITURES

Year	Institution and Location	Total Loans	Total Deposits
		(thousands)
2003	Acquisition of two branches by First Citizens Bank	$18,523	$67,887
2003	Sale of four branches by First Citizens Bank	(31,380)	(114,727)
2002	Acquisition of two branches by First Citizens Bank	4,201	24,285
2001	Acquisition of two branches by First Citizens Bank	11,187	50,493

INTEREST-EARNING ASSETS

Interest-earning assets include loans, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and maturity of the underlying asset. Accordingly, riskier investments typically carry a higher interest rate, but expose the investor to potentially higher levels of default. We have historically focused on maintaining high asset quality, which results in a loan portfolio subjected to strenuous underwriting and monitoring procedures. Our investment securities portfolio includes high-quality assets, primarily United States Treasury and government agency securities. Generally, the investment securities portfolio grows and shrinks based on loan and deposit trends. When deposit growth exceeds loan demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds deposit growth, we use proceeds from maturing securities to fund loan demand. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.

Interest-earning assets averaged $10.93 billion during 2003, an increase of $379.3 million or 3.6 percent over 2002 levels, compared to a $515.5 million or 5.1 percent increase in 2002 over 2001 levels. Increase among interest-earning assets during 2003 resulted from loan growth, partially offset by declines in investment securities and overnight investments. Growth among interest-earning assets during 2002 primarily resulted from growth in investment securities accompanied by moderate loan growth.

Loans.    As of December 31, 2003, gross loans outstanding were $8.33 billion, a 9.3 percent increase over the December 31, 2002 balance of $7.62 billion. In general, loan demand during 2003 was sluggish in the markets serviced by FCB, but strong in ASB market areas. Loan balances for the last five years are presented in Table 3. The $706.3 million increase in loans during 2003 was primarily due to growth among commercial mortgage loans, revolving loans secured by real estate, and consumer loans.

Loans secured by real estate totaled $5.87 billion at December 31, 2003, compared to $5.38 billion at December 31, 2002 and $5.05 billion at December 31, 2001. Loans secured by mortgages on commercial property totaled $2.35 billion at December 31, 2003, a $312.1 million or 15.3 percent increase from December 31, 2002. We continue strong growth in commercial mortgage lending, having reported growth rates of 12.5 percent in 2002 and 17.3 percent in 2001. The growth trend reflects the continuing demand for these loans among business customers. As a percentage of total loans, loans secured by commercial mortgages represent 28.2 percent at December 31, 2003, compared to 26.7 percent and 25.1 percent at December 31, 2002 and 2001, respectively. A large percentage of our commercial mortgage portfolio is secured by owner-occupied facilities, rather than investment property. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

Table 3

LOANS

	December 31
	2003	2002	2001	2000	1999
	(thousands)
Real estate:
Construction and land development	$854,660	$799,278	$801,354	$748,941	$637,982
Mortgage:
Commercial	2,347,792	2,035,646	1,809,260	1,542,832	1,406,498
1-4 family residential	904,082	1,058,082	1,260,010	1,485,691	1,298,998
Revolving	1,598,603	1,335,024	1,024,181	851,810	755,342
Other	160,043	150,226	151,332	173,825	148,584

Total real estate loans	5,865,180	5,378,256	5,046,137	4,803,099	4,247,404
Commercial and industrial	929,039	925,775	915,596	928,592	979,242
Consumer	1,303,718	1,154,280	1,073,954	1,217,850	1,392,978
Lease financing	160,390	141,372	139,966	134,483	123,908
Other	68,271	20,580	20,524	25,668	7,507

Total gross loans	8,326,598	7,620,263	7,196,177	7,109,692	6,751,039
Less reserve for loan losses	119,357	112,533	107,087	102,655	98,690

Net loans	$8,207,241	$7,507,730	$7,089,090	$7,007,037	$6,652,349

All information presented in this table relates to domestic loans as BancShares makes no foreign loans.

Revolving loans secured by real estate totaled $1.60 billion at December 31, 2003, compared to $1.34 billion and $1.02 billion at December 31, 2002 and 2001, respectively. The 19.7 percent and 30.4 percent growth rates in 2003 and 2002 reflect continuing demand for the retail EquityLine product. At December 31, 2003, these loans represent 19.2 percent of gross loans, compared to 17.5 percent and 14.2 percent, respectively, at December 31, 2002 and 2001.

Consumer loans totaled $1.30 billion at December 31, 2003, an increase of $149.4 million or 12.9 percent during 2003, the result of growth among indirect automobile loans originated through our sales finance unit and credit card loans. During 2002, consumer loans increased 7.5 percent, reversing a three-year decline that occurred as revolving loans secured by real estate replaced direct installment lending and the volume of automobile dealer loans purchased was moderate. At December 31, 2003, 2002 and 2001, consumer loans represented 15.7 percent, 15.1 percent and 14.9 percent, respectively.

Construction and land development loans totaled $854.7 million at December 31, 2003, an increase of $55.4 million or 6.9 percent. Although we have continued to see demand for development lending, these loans represent a diminishing percentage of total loans outstanding. Construction and land development loans represent 10.3 percent of gross loans at December 31, 2003, compared to 10.5 percent at December 31, 2002 and 11.1 percent at December 31, 2001.

Commercial and industrial loans totaled $929.0 million at December 31, 2003, an increase of 0.3 percent over 2002. Despite significant growth among other loan types, we view the sluggish commercial and industrial loan demand as evidence of continuing economic weakness in BancShares’ key market areas and our desire to secure commercial loans with real estate.

Loans secured by 1-4 family residential mortgages declined $154.0 million or 14.6 percent during 2003. Since mid-2002, substantially all of the residential mortgage loans originated by BancShares have been sold to correspondents, resulting in a gradual decline in 1-4 family residential mortgage loan balances as outstanding loans amortize or are refinanced.

Our recent growth through ASB has allowed us to mitigate our historic exposure to geographic concentration in North Carolina and Virginia. Although these markets have endured economic instability in the past, we are pleased with the diversification that we are beginning to realize by the growth of ASB. We are aware however that, in the absence of rigorous underwriting and monitoring controls, rapid loan growth in new markets may present incremental lending risks. During the expansion of ASB into new markets, we have endeavored to ensure that such controls are functioning effectively and will continue to place emphasis upon maintaining strong lending standards in new markets. With respect to industry concentration, our loan portfolio remains very well diversified, with no single industry accounting for more than 10 percent of total loans outstanding at December 31, 2003.

We expect continued growth in commercial mortgage and revolving real estate loans in 2004, and a continuing reduction in 1-4 family residential mortgage loans as existing loan balances amortize or are refinanced. Recent improvements in general economic conditions in certain of our markets may translate into higher levels of loan demand among our business customers during 2004, although consumer loan demand may continue to be constrained due to soft labor markets. All growth projections are subject to change as a result of further economic deterioration or improvement and other external factors.

Investment Securities.    At December 31, 2003, and 2002, the investment securities portfolio totaled $2.47 billion and $2.54 billion, respectively. Investment securities held to maturity totaled $1.23 billion and $2.42 billion, respectively, at December 31, 2003 and 2002. The $1.19 billion reduction in investment securities held to maturity during 2003 resulted from our decision to reinvest a portion of the proceeds from maturing held-to-maturity securities in securities classified as available-for-sale. This change enhances the overall liquidity and flexibility of the balance sheet. In each period, U.S. Treasury and government agency securities represented substantially the entire balance of the held-to-maturity portfolio. The average maturity of the held-to-maturity portfolio was eleven months at December 31, 2003, unchanged from December 31, 2002. Securities that are classified as held-to-maturity reflect BancShares’ ability and positive intent to hold those investments until maturity.

Investment securities available for sale at December 31, 2003 and 2002 totaled $1.24 billion and $121.7 million, respectively. This $1.12 billion increase from December 31, 2002 to December 31, 2003 results from the decision to invest proceeds from maturing securities in available-for-sale securities. Available-for-sale securities are reported at their aggregate fair value. Investment securities available for sale include U.S. Treasury obligations, government agency securities and a small equity securities portfolio. Unrealized gains and losses on available-for-sale securities are included as a component of shareholders’ equity, net of deferred taxes.

Investment securities averaged $2.59 billion during 2003, $2.61 billion during 2002 and $2.20 billion during 2001. As a percentage of average interest-earning assets, investment securities represented 23.6 percent, 24.7 percent and 21.9 percent during 2003, 2002 and 2001, respectively. Table 4 presents detailed information relating to the investment securities portfolio.

Overnight Investments.    At December 31, 2003 and 2002, overnight investments, which include federal funds sold and interest-bearing deposits in other financial institutions, totaled $294.4 million and $623.6 million, respectively. These investments averaged $460.5 million, $563.3 million and $735.7 million, respectively, during 2003, 2002 and 2001. During 2003, average overnight securities decreased $102.8 million or 18.3 percent due to growth in the loan portfolio. The decrease in 2002 resulted from decisions to direct excess liquidity into the investment securities portfolio.

Table 4

INVESTMENT SECURITIES

	December 31
	2003				2002		2001
	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Cost	Fair Value
	(thousands, except maturity and yield information)
Investment securities held to maturity:
U. S. Government:
Within one year	$972,621	$976,638	0/7	1.91%	$1,643,877	$1,652,014	$2,452,587	$2,474,155
One to five years	234,640	236,429	1/4	2.14	744,938	755,010	197,174	197,169
Five to ten years	58	62	5/11	8.00	91	97	148	155
Over ten years	17,229	17,913	14/4	5.62	26,378	27,517	5,348	5,475

Total	1,224,548	1,231,042	0/11	2.01	2,415,284	2,434,638	2,655,257	2,676,954

State, county and municipal:
Within one year	—	—	—	—	—	—	1,254	1,278
One to five years	355	355	2/3	5.55	480	502	500	517
Five to ten years	145	155	6/1	5.88	144	154	143	149
Over ten years	1,419	1,586	15/1	6.02	1,415	1,551	1,412	1,517

Total	1,919	2,096	12/1	5.92	2,039	2,207	3,309	3,461

Other
Within one year	—	—	—	—	10	10	25	25
One to five years	250	250	5/4	7.75	—	—	10	10
Five to ten years	—	—	—	—	250	250	250	250

Total	250	250	5/4	7.75	260	260	285	285

Total investment securities held to maturity	1,226,717	1,233,388	0/11	2.01	2,417,583	2,437,105	2,658,851	2,680,700

Investment securities available for sale
U. S. Government:
Within one year	878,667	875,337	0/3	2.92%	45,245	45,353	51,560	51,563
One to five years	291,787	290,774	1/8	1.66	20,196	20,356	25,695	25,664
Five to ten years	721	723	8/11	5.41	—	—	—	—
Over ten years	11,048	11,027	14/3	5.21	—	—	—	—

Total	1,182,223	1,177,861	0/10	2.63	65,441	65,709	77,255	77,227

State, county and municipal:
Within one year	1,139	1,138	0/3	2.29	—	—	—	—
One to five years	3,635	3,642	2/10	2.28	282	281	—	—
Five to ten years	2,673	2,689	6/8	4.21	165	163	—	—
Over ten years	145	145	28/11	1.15	145	145	1,263	1,281

Total	7,592	7,614	4/3	2.94	592	589	1,263	1,281

Equity securities	35,318	57,255			41,316	55,355	41,279	53,937

Total investment securities available for sale	1,225,133	1,242,730			107,349	121,653	119,797	132,445

Total investment securities	$2,451,850	$2,476,118			$2,524,932	$2,558,758	$2,778,648	$2,813,145

The average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income taxes and 6.90% for state income taxes for all periods.

Income on Interest-Earning Assets.    Interest income amounted to $510.5 million during 2003, an $85.7 million or 14.4 percent decrease from 2002, compared to a $119.3 million or 16.7 percent decrease from 2001 to 2002. The decline in interest income during 2003 and 2002 reflected the net impact of lower yields on interest-earning assets, partially offset by higher average assets.

The taxable-equivalent yield on interest-earning assets was 4.68 percent during 2003, a 98 basis point decrease from the 5.66 percent reported in 2002. Although the reduction in market interest rates was significant to the yield reduction, also affecting the yield on interest-earning assets is a change in our asset mix. As a percentage of average interest-earning assets, loans represented 72.1 percent, 69.9 percent and 70.8 percent during 2003, 2002 and 2001, respectively. Since the loan portfolio represents the highest-yielding asset, the increase in the ratio of loans to interest-earning assets during 2003 prevented an even larger reduction in interest income.

Table 5 analyzes interest-earning assets and interest-bearing liabilities for the five years ending December 31, 2003. To help assess the impact of the tax-exempt status of income earned on certain loans, leases and municipal securities, Table 5 is prepared on a taxable-equivalent basis.

The taxable-equivalent yield on the loan portfolio decreased from 6.66 percent in 2002 to 5.65 percent in 2003. As a result of that reduction, loan interest income decreased $45.9 million or 9.4 percent from 2002. This followed a decrease of $76.1 million or 13.4 percent in loan interest income in 2002 over 2001, the net result of decreased loan yields and higher average loans outstanding. The lower loan yields during 2003 and 2002 reflect continued declines in market interest rates triggered by reductions in the discount and federal funds rates by the Federal Reserve Bank. The lower key index rates led to reductions in the prime interest rate, resulting in lower yields on prime-based loans as well as rate-induced refinance activity among fixed-rate loans.

Although we anticipate modest reductions in interest-earning asset yields during early 2004 as variable rate loans continue to reprice, we believe that economic indicators will continue to show signs of strengthening and that interest rates will begin to increase after mid-year. We continue to encourage variable rate lending to allow interest-sensitive assets to reprice as interest rates increase, thereby reducing the interest rate risk imbedded in the balance sheet.

Interest income earned on the investment securities portfolio amounted to $60.9 million, $96.7 million and $120.2 million during 2003, 2002 and 2001, respectively. The taxable-equivalent yield on the investment securities portfolio was 2.36 percent, 3.71 percent and 5.48 percent, respectively, for 2003, 2002 and 2001. The $35.8 million decrease in investment interest income during 2003 reflected lower yields and slightly lower average securities. The $23.5 million decrease in investment interest income from 2001 to 2002 was the result of lower yields, partially offset by higher average securities. The short average maturity of our investment securities portfolio combined with redemption of significant amounts of callable securities caused the rapid downward repricing of the portfolio during 2003. If interest rates begin to increase in 2004, the frequency of callable securities being redeemed by issuers prior to maturity will decline significantly from 2003, which will result in the actual maturity of those securities lengthening.

Approximately $900 million of investment securities held to maturity have call features prior to the stated maturity. Interest earned on overnight investments was $5.0 million during 2003, compared to $9.0 million during 2002 and $28.7 million during 2001. The $4.0 million reduction during 2003 resulted from a 51 basis point yield reduction and a reduction in average overnight investments. During 2002, interest income earned from overnight investments decreased $19.7 million over 2001, the net result of the declines in average overnight investments and a 231 basis point yield reduction.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include our interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits are our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and, in some cases, to fulfill commercial customer requirements for cash management services. Certain of our long-term borrowings also provide capital strength under guidelines established by the Federal Reserve.

At December 31, 2003, and 2002 interest-bearing liabilities totaled $9.25 billion and $9.30 billion, respectively, a decrease of $46.2 million or 0.5 percent. The slight decrease during 2003 results from lower levels of interest-bearing deposits and short-term borrowings, partially offset by higher long-term obligations. Interest-bearing liabilities averaged $9.16 billion during 2003, an increase of $34.8 million or 0.4 percent over 2002 levels. During 2002, interest-bearing liabilities averaged $9.13 billion, an increase of $330.3 million or 3.8 percent over 2001, due to moderately higher levels of interest-bearing deposits.

Table 5

AVERAGE BALANCE SHEETS

	2003			2002
	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
	(thousands, taxable equivalent)
Assets
Loans	$7,886,948	$445,639	5.65%	$7,379,607	$491,770	6.66%
Investment securities:
U. S. Government	2,525,007	59,350	2.35	2,550,835	94,794	3.72
State, county and municipal	5,151	235	4.56	3,699	301	8.14
Other	55,218	1,345	2.44	56,088	1,673	2.98

Total investment securities	2,585,376	60,930	2.36	2,610,622	96,768	3.71
Overnight investments	460,529	4,959	1.08	563,345	8,974	1.59

Total interest-earning assets	10,932,853	$511,528	4.68%	10,553,574	$597,512	5.66%
Cash and due from banks	667,979			669,770
Premises and equipment	522,548			494,534
Other assets	238,197			235,484
Reserve for loan losses	(115,737)			(110,123)

Total assets	$12,245,840			$11,843,239

Liabilities and shareholders’ equity
Interest-bearing deposits:
Checking With Interest	$1,379,479	$1,923	0.14%	$1,266,185	$3,450	0.27%
Savings	690,705	2,151	0.31	642,764	3,435	0.53
Money market accounts	2,563,589	22,208	0.87	2,305,486	35,743	1.55
Time deposits	3,811,476	98,507	2.58	4,121,474	145,278	3.52

Total interest-bearing deposits	8,445,249	124,789	1.48	8,335,909	187,906	2.25
Short-term borrowings	463,332	2,795	0.60	529,968	4,528	0.85
Long-term obligations	255,379	20,953	8.21	263,291	21,584	8.20

Total interest-bearing liabilities	9,163,960	$148,537	1.62%	9,129,168	$214,018	2.34%
Demand deposits	1,988,532			1,671,489
Other liabilities	96,770			117,705
Shareholders’ equity	996,578			924,877

Total liabilities and shareholders’ equity	$12,245,840			$11,843,239

Interest rate spread			3.06%			3.32%
Net interest income and net yield on interest-earning assets		$362,991	3.32%		$383,494	3.63%

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis, which is customary for financial institutions. The yield/rate assumes a statutory federal income tax rate of 35% for all periods, and state income tax rates of 6.90% for 2003, 2002 and 2001, and 7.00% for 2000 and 1999.

Deposits.    At December 31, 2003, deposits totaled $10.71 billion, an increase of $271.7 million or 2.6 percent from the $10.44 billion in deposits recorded as of December 31, 2002. Branch purchases during 2003 contributed $67.9 million in total deposits, while branch sales yielded a reduction of $114.7 million, a net reduction of $46.8 million in total deposits. Total deposits averaged $10.43 billion in 2003, an increase of $426.4 million or 4.3 percent over 2002. The general improvement in the equity markets in 2003 as compared to 2002 and 2001 caused customers to begin to divert portions of

Table 5

AVERAGE BALANCE SHEETS (continued)

2001			2000			1999
Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
(thousands, taxable equivalent)

$7,105,915	$568,379	8.00%	$6,955,772	$587,192	8.44%	$6,399,114	$512,419	8.01%

2,147,697	117,608	5.48	1,588,930	96,576	6.08	1,881,591	106,435	5.66
4,804	416	8.66	4,212	357	8.48	2,893	217	7.50
43,972	2,288	5.20	25,442	764	3.00	23,816	548	2.30

2,196,473	120,312	5.48	1,618,584	97,697	6.04	1,908,300	107,200	5.62
735,686	28,676	3.90	410,522	26,129	6.36	331,284	16,489	4.98

10,038,074	$717,367	7.15%	8,984,878	$711,018	7.91%	8,638,698	$636,108	7.36%
592,270			476,929			459,202
466,549			418,388			382,092
243,841			225,861			239,833
(104,875)			(100,459)			(97,051)

$11,235,859			$10,005,597			$9,622,774

$1,145,115	$6,060	0.53%	$1,068,545	$6,338	0.59%	$1,074,885	$6,858	0.64%
608,882	6,680	1.10	633,666	9,436	1.49	687,191	10,730	1.56
1,744,389	54,309	3.11	1,477,248	63,386	4.29	1,359,433	47,881	3.52
4,453,109	243,703	5.47	3,859,946	219,796	5.69	3,680,867	179,452	4.88

7,951,495	310,752	3.91	7,039,405	298,956	4.25	6,802,376	244,921	3.60
660,762	20,643	3.12	578,850	31,219	5.39	557,210	23,921	4.29
186,636	15,115	8.10	154,634	12,653	8.18	157,897	12,700	8.04

8,798,893	$346,510	3.94%	7,772,889	$342,828	4.41%	7,517,483	$281,542	3.75%
1,453,833			1,351,515			1,303,067
135,759			117,807			108,665
847,374			763,386			693,559

$11,235,859			$10,005,597			$9,622,774

		3.21%			3.50%			3.61%

	$370,857	3.69%		$368,190	4.10%		$354,566	4.10%

their available liquidity out of our banks. This movement of funds caused net deposit growth during 2003 to decline from 2002’s growth rate of 6.4 percent. Contributing significantly to the increase in 2003 average total deposits was a $317.0 million, or 18.9 percent, increase in average demand deposits over 2002.

Average interest-bearing deposits were $8.45 billion during 2003, an increase of only $109.3 million or 1.3 percent. Although average interest-bearing deposits increased only slightly, there were significant changes in the composition of our deposit base. Money market deposits averaged $2.56 billion, an increase of $258.1 million or 11.2 percent over 2002.

Checking With Interest deposits averaged $1.38 billion in 2003 and $1.27 billion in 2002. This represented an increase of $113.3 million or 8.9 percent. Due to very low market interest rates, customers have been reluctant to invest in time deposit products, leaving significant amounts of liquidity in demand deposit, Checking With Interest and money market accounts. As a result, average time deposits decreased $310.0 million or 7.5 percent during 2003. These deposits averaged $3.81 billion during 2003, compared to $4.12 billion during 2002. We expect that time deposit balances will continue to erode until market interest rates increase significantly.

During 2002, total deposits averaged $10.00 billion, an increase of $602.1 million or 6.4 percent over 2001. Average interest-bearing deposits were $8.34 billion during 2002, an increase of $384.4 million or 4.8 percent, although, as in 2003, the mix of deposit types changed significantly. Average money market accounts were $2.31 billion during 2002, an increase of $561.1 million or 32.2 percent. Time deposits averaged $4.12 billion during 2002, a decrease of $331.6 million or 7.4 percent over 2001. We attribute the deposit growth in 2002 primarily to funds leaving more volatile equity markets.

Table 6

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

December 31, 2003
(thousands)
Less than three months	$317,976
Three to six months	235,606
Six to 12 months	301,601
More than 12 months	235,619

Total	$1,090,802

Short-Term Borrowings.    At December 31, 2003, short-term borrowings totaled $430.2 million, compared to $462.6 million one year earlier, a 7.0 percent reduction. For the year ended December 31, 2003, short-term borrowings averaged $463.3 million, compared to $530.0 million during 2002 and $660.8 million during 2001. The $66.6 million or 12.6 percent decrease from 2002 to 2003 resulted from lower master note and repurchase obligations. The $130.8 million or 19.8 percent decrease from 2001 to 2002 resulted from lower levels of master notes and repurchase obligations. For both 2003 and 2002, customer interest in these commercial cash management products has diminished due to the very low market rates of interest currently available. Partially offsetting these reductions is a $50 million increase in other short-term borrowings resulting from Federal Home Loan Bank of Atlanta advances during 2003. BancShares continues to have access to various short-term borrowings, including the purchase of federal funds, overnight repurchase obligations and credit lines with various correspondent banks. Management anticipates continued use of these credit sources as needed in 2004. Table 7 provides additional information regarding short-term borrowed funds.

Table 7

SHORT-TERM BORROWINGS

	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(thousands)
Master notes
At December 31	$190,978	0.40%	$239,718	0.40%	$305,537	0.85%
Average during year	216,591	0.63	272,736	0.91	329,941	3.16
Maximum month-end balance during year	221,346	—	290,574	—	343,886

Repurchase agreements
At December 31	136,756	0.20	166,201	0.25	201,763	0.60
Average during year	156,406	0.32	194,704	0.52	213,830	2.50
Maximum month-end balance during year	164,899	—	203,456	—	231,353

Federal funds purchased
At December 31	38,300	0.70	30,980	0.98	41,700	1.21
Average during year	45,226	0.96	41,044	1.52	63,115	3.97
Maximum month-end balance during year	60,535	—	53,000	—	92,850

Other
At December 31	64,157	0.98	25,728	1.12	62,390	2.25
Average during year	45,109	1.12	21,484	1.85	53,876	4.39
Maximum month-end balance during year	71,450	—	61,371	—	63,408

Long-Term Obligations.    At December 31, 2003 and 2002, long-term obligations totaled $289.3 million and $253.4 million, respectively, an increase of $35.9 million or 14.2 percent. The increase during 2003 includes the impact of a $25.0 million borrowing from the Federal Home Loan Bank of Atlanta and a $7.8 million increase in notes payable resulting from the adoption of a new accounting standard during the fourth quarter of 2003. As a result of the change in accounting treatment, for 2003, long-term obligations include $257.8 million in junior subordinated debentures. This compares to $250.0 million in capital trust securities reported for 2002. The change relates to the treatment of the issuers of the capital trust securities. For 2002, the issuing entities were included within our consolidated financial statements. The accounting change caused us to discontinue the consolidation of those entities in our financial statements as of December 31, 2003. However, for 2003 and 2002, under current regulatory standards, these obligations qualify as capital for BancShares and have also allowed the holding company to provide capital to FCB and ASB.

Expense of Interest-Bearing Liabilities.    Interest expense amounted to $148.5 million in 2003, a $65.5 million or 30.6 percent decrease from 2002. This followed a $132.5 million or 38.2 percent decrease in interest expense during 2002 compared to 2001. The decrease in interest expense during 2003 was the result of lower rates, partially offset by higher average volume. The decrease in interest expense during 2002 was the net result of lower market interest rates and higher average interest-bearing liabilities. The blended rate on all interest-bearing liabilities was 1.62 percent during 2003, compared to 2.34 percent in 2002 and 3.94 percent in 2001. The reductions during 2003 and 2002 resulted from actions by the Federal Reserve Bank to lower the discount and federal funds rates. The reductions in these key index rates pushed deposit and other borrowing costs lower during 2002 and 2003.

The aggregate rate on interest-bearing deposits was 1.48 percent during 2003, compared to 2.25 percent during 2002 and 3.91 percent during 2001. Interest expense on interest-bearing deposits amounted to $124.8 million during 2003, a 33.6 percent decrease from the $187.9 million recorded during 2002, which was a 39.5 percent decrease over the $310.8 million recorded during 2001. The decline in interest expense from 2002 to 2003 was the net result of lower interest rates and higher average interest-bearing deposits. From 2001 to 2002, the decrease in interest expense was the result of lower average interest rates partially offset by higher average deposit balances.

Interest expense for time deposits was $98.5 million during 2003, a $46.8 million or 32.2 percent decrease from 2002, the combined result of lower interest rates and a reduction in average time deposit balances. The $145.3 million in interest expense recorded during 2002 represents a $98.4 million or 40.4 percent decrease from 2001, the result of interest rate reductions, partially offset by the growth in average time deposits.

Interest expense on short-term borrowings amounted to $2.8 million in 2003, a decrease of $1.7 million or 38.3 percent from 2002. Interest expense related to short-term borrowings totaled $4.5 million and $20.6 million, respectively, in 2002 and 2001. The decrease during 2003 was attributable to lower interest rates and decreases in average short-term borrowings. During 2002, the decline in interest expense resulted from a 227 basis point rate reduction and lower average short-term borrowings when compared to 2001.

Interest expense associated with long-term obligations decreased $630,000 or 2.9 percent during 2003 to $21.0 million. The decrease resulted from lower average volume. Due to the fixed-rate nature of the $250 million in trust preferred capital securities, the reductions in market interest rates during 2002 and 2003 did not reduce the cost of these borrowings.

NET INTEREST INCOME

Net interest income was $361.9 million during 2003, a $20.2 million or 5.3 percent decrease from 2002. The $20.2 million reduction in net interest income was the primary factor contributing to the 18.9 percent decrease reported in our 2003 net income. During 2002, net interest income was $382.2 million, a $13.2 million or 3.6 percent increase over 2001. Table 8 presents the annual changes in net interest income due to changes in volume, yields and rates. This table is presented on a taxable-equivalent basis to adjust for the tax-exempt status of income earned on certain loans, leases and municipal securities. Despite a favorable volume variance resulting from loan growth, the adverse impact of falling market interest rates caused net interest income to decline.

Table 8

CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	2003			2002
	Change from previous year due to:			Change from previous year due to:
	Volume	Yield/ Rate	Total Change	Volume	Yield/ Rate	Total Change
	(thousands)
Assets
Loans	$31,095	$(77,226)	$(46,131)	$20,065	$(96,674)	$(76,609)
Investment securities:
U. S. Government	(985)	(34,459)	(35,444)	18,528	(41,342)	(22,814)
State, county and municipal	92	(158)	(66)	(93)	(22)	(115)
Other	190	(518)	(328)	495	(1,110)	(615)

Total investment securities	(703)	(35,135)	(35,838)	18,930	(42,474)	(23,544)
Overnight investments	(1,389)	(2,626)	(4,015)	(4,715)	(14,987)	(19,702)

Total interest-earning assets	$29,003	$(114,987)	$(85,984)	$34,280	$(154,135)	$(119,855)

Liabilities
Interest-bearing deposits:
Checking With Interest	$212	$(1,739)	$(1,527)	$485	$(3,095)	$(2,610)
Savings	192	(1,476)	(1,284)	276	(3,521)	(3,245)
Money market accounts	3,071	(16,606)	(13,535)	13,083	(31,649)	(18,566)
Time deposits	(9,471)	(37,300)	(46,771)	(14,920)	(83,505)	(98,425)

Total interest-bearing deposits	(5,996)	(57,121)	(63,117)	(1,076)	(121,770)	(122,846)
Short-term borrowings	(488)	(1,245)	(1,733)	(2,602)	(13,513)	(16,115)
Long-term obligations	(654)	23	(631)	6,246	223	6,469

Total interest-bearing liabilities	$(7,138)	$(58,343)	$(65,481)	$2,568	$(135,060)	$(132,492)

Change in net interest income	$36,141	$(56,644)	$(20,503)	$31,712	$(19,075)	$12,637

Changes in income relating to certain loans and investment securities are stated on a fully tax-equivalent basis at a rate that approximates BancShares’ marginal tax rate. The taxable equivalent adjustment was $1,051, $1,343 and $1,940 for the years 2003, 2002 and 2001 respectively. Table 5 provides detailed information on average balances, income/expense, yield/rate by category and the relevant income tax rates. The rate/volume variance is allocated equally between the changes in volume and rate.

The combination of rapidly falling interest rates and the extremely low level to which such interest rates fell caused net interest income to decline $20.2 million during 2003. During 2002, the impact of balance sheet growth was adequate to more than offset the unfavorable impact of lower interest rates. The impact on both periods of declining interest rates was exacerbated due to the depth to which rates fell inasmuch as we were unable to adjust the interest rate paid on certain deposit products consistently with the movement in general market interest rates. As a result, asset yields continued to decline, but deposit rates were unable to adjust in an offsetting amount. Consequently, our net yield on interest-earning assets was compressed, and, ultimately, net interest income declined. The taxable-equivalent net yield on interest-earning assets declined from 3.69 percent in 2001 and 3.63 percent in 2002 to 3.32 percent in 2003.

Table 9

INTEREST-SENSITIVITY ANALYSIS

December 31, 2003	1-30 Days Sensitive	31-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Total One Year Sensitive	Total Nonsensitive	Total
	(thousands)
Assets:
Loans	$4,907,397	$142,630	$202,722	$406,672	$5,659,421	$2,667,177	$8,326,598
Investment securities held to maturity	87,682	152,005	224,631	508,303	972,621	254,096	1,226,717
Investment securities available for sale	213,770	323,804	309,495	32,737	879,806	362,924	1,242,730
Overnight investments	294,405	—	—	—	294,405	—	294,405

Total interest-earning assets	$5,503,254	$618,439	$736,848	$947,712	$7,806,253	$3,284,197	$11,090,450

Liabilities:
Interest-bearing deposits	$4,622,856	$586,865	$784,583	$965,920	$6,960,224	$1,572,211	$8,532,435
Short-term borrowings	379,891	50,000	—	300	430,191	—	430,191
Long-term obligations	—	—	—	—	—	289,277	289,277

Total interest-bearing liabilities	$5,002,747	$636,865	$784,583	$966,220	$7,390,415	$1,861,488	$9,251,903

Interest-sensitivity gap	$500,507	$(18,426)	$(47,735)	$(18,508)	$415,838	$1,422,709	$1,838,547

Assets and liabilities with maturities of one year or less and those that may be adjusted within this period are considered interest sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

Rate Sensitivity.    A principal objective of BancShares’ asset/liability function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against extreme interest rate fluctuations, thereby limiting to the extent possible, the ultimate interest rate exposure. However, we do not utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our rate sensitivity and interest rate risk. Table 9 provides BancShares’ interest-sensitivity position as of December 31, 2003, which reflected a one-year positive interest-sensitivity gap of $415.8 million. Theoretically, as a result of this asset-sensitive position, we expect that increases in interest rates will have a favorable impact on net interest income, and that any further reductions in interest rates will have an unfavorable impact on net interest income. Based on current economic indicators, we believe that interest rates have reached their lowest point in the current economic cycle, and we do not anticipate further intervention by the Federal Reserve to stimulate the economy through reductions in market interest rates. We anticipate that rates may begin to increase after mid-2004. If interest rates do rise, BancShares will be in a positive position to take advantage of higher interest rates, and likely see an increase in net interest income.

To minimize the potential adverse impact of interest rate fluctuations, management monitors the maturity and repricing distribution of the loan portfolio and interest-bearing liabilities to reduce its interest rate risk. Additionally, virtually all of the residential mortgage loan production is originated through correspondents, protecting BancShares from the interest rate exposure that is typical in such lending. Table 10 details the maturity and repricing distribution as of

December 31, 2003. Of the gross loans outstanding on December 31, 2003, 50.4 percent have scheduled maturities within one year, 30.2 percent have scheduled maturities between one and five years, while the remaining 19.4 percent have scheduled maturities extending beyond five years. We continue to offer competitive variable rate lending options to lessen our interest rate exposure resulting from fixed-rate loans.

Table 10

LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

	December 31, 2003
	Within One Year	One to Five Years	After Five Years	Total
	(thousands)
Real estate:
Construction and land development	$650,786	$165,499	$38,375	$854,660
Mortgage:
Commercial	1,615,290	589,118	143,384	2,347,792
1-4 family residential	435,022	225,055	244,005	904,082
Revolving	223,014	382,309	993,280	1,598,603
Other	109,944	40,682	9,417	160,043

Total real estate loans	3,034,056	1,402,663	1,428,461	5,865,180
Commercial and industrial	571,130	234,184	123,725	929,039
Consumer	500,640	746,925	56,153	1,303,718
Lease financing	40,975	119,415	—	160,390
Other	50,566	13,390	4,315	68,271

Total	$4,197,367	$2,516,577	$1,612,654	$8,326,598

Loans maturing after one year with:
Fixed interest rates		$1,763,917	$528,551	$2,292,468
Floating or adjustable rates		752,660	1,084,103	1,836,763

Total		$2,516,577	$1,612,654	$4,129,231

Market risk disclosures.    Table 11 provides information regarding the market risk profile of BancShares at December 31, 2003. Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can result in diminished current fair values or reduced net interest income or both in future periods. The more significant changes in our market risk profile from December 31, 2002 to December 31, 2003 include:

•	the fair value of investment securities held to maturity has declined $1.21 billion or 49.8 percent; all of the decrease relates to reductions in fixed-rate securities;

•	the fair value of investment securities available for sale has increased $1.12 billion excluding the marketable equity securities, all of the decrease relates to growth in fixed-rate securities;

•	the fair value of fixed rate loans has increased $144.9 million or 4.1 percent;

•	the fair value of variable rate loans has increased $826.0 million or 20.2 percent;

•	the fair value of savings and interest-bearing checking deposits increased $250.0 million or 5.4 percent, the result of general volume increases;

•	the fair value of fixed rate time deposits decreased $402.3 million or 9.9 percent; the decrease results from reductions in short-term time deposits;

•	the fair value of short-term borrowings declined $32.4 million;

•	the fair value of long-term obligations, all of which are fixed-rate, increased $48.6 million or 18.8 percent due to newly-originated borrowings;

Table 11

MARKET RISK DISCLOSURES

	Maturing in Years ended December 31,							Fair Value
	2004	2005	2006	2007	2008	Thereafter	Total
	(thousands)
Assets
Investment securities held to maturity
Fixed rate	$972,621	$218,536	$15,509	$950	$250	$18,851	$1,226,717	$1,233,388
Average rate (%)	1.91%	2.13%	2.29%	3.09%	7.75%	5.66%	2.01%

Investment securities available for sale
Fixed rate	876,475	243,644	26,838	22,830	1,104	14,584	1,185,475	1,185,475
Average rate (%)	2.92%	1.54%	1.94%	2.59%	4.57%	4.89%	2.63%
Equity securities	—	—	—	—	—	57,255	57,255	57,255

Loans
Fixed rate	701,010	577,297	591,589	503,676	427,565	608,627	3,409,764	3,645,692
Average rate (%)	6.69%	6.47%	6.24%	6.03%	5.87%	6.27%	6.30%
Variable rate	1,073,728	622,354	651,867	631,337	568,309	1,369,239	4,916,834	4,916,834
Average rate (%)	4.93%	5.37%	5.11%	4.90%	4.38%	6.26%	5.31%

Liabilities
Savings and interest-bearing checking
Fixed rate	4,861,670	—	—	—	—	—	4,861,670	4,861,670
Average rate (%)	0.43%						0.43%

Time deposits
Fixed rate	2,762,311	403,029	175,672	119,150	159,689	88	3,619,939	3,670,166
Average rate (%)	1.84%	3.15%	3.43%	3.95%	2.95%	5.21%	2.21%
Variable rate	43,094	7,732	—	—	—	—	50,826	50,826
Average rate (%)	0.70%	1.00%					0.76%

Short-term borrowings
Fixed rate	430,191	—	—	—	—	—	430,191	430,191
Average rate (%)	0.77%						0.77%

Long-term obligations
Fixed rate	861	3,364	1,041	25,147	160	258,704	289,277	306,836
Average rate (%)	6.25%	7.46%	6.54%	3.46%	6.00%	8.18%	7.75%

ASSET QUALITY

The maintenance of excellent asset quality is one of our primary areas of focus. We have historically dedicated significant resources to ensuring we are prudent in our lending practices. Accordingly, we have focused on asset quality as a key performance measure.

Nonperforming Assets.    Nonperforming assets include nonaccrual loans and other real estate. With the exception of certain residential mortgage loans, the accrual of interest on loans is discontinued when we deem that collection of additional principal or interest is doubtful. Loans are returned to an accrual status when both principal and interest are current and the loan is determined to be performing in accordance with the applicable loan terms. The accrual of interest on certain residential mortgage loans is discontinued when a loan is more than three monthly payments past due, and the accrual of interest resumes when the loan is less than three monthly payments past due.

Other real estate includes foreclosed property as well as branch facilities that we have closed but not sold. Nonperforming assets balances for the past five years are presented in Table 12.

Table 12

RISK ELEMENTS

	December 31,
	2003	2002	2001	2000	1999
	(thousands, except ratios)
Nonaccrual loans	$18,190	$15,521	$13,983	$15,933	$10,720
Other real estate	5,949	7,330	6,263	1,880	1,600

Total nonperforming assets	$24,139	$22,851	$20,246	$17,813	$12,320

Accruing loans 90 days or more past due	$11,492	$9,566	$12,981	$6,731	$3,576
Loans at December 31	$8,326,598	$7,620,263	$7,196,177	$7,109,692	$6,751,039
Ratio of nonperforming assets to total loans plus other real estate	0.29%	0.30%	0.28%	0.25%	0.18%

Interest income that would have been earned on nonperforming loans had they been performing	$1,182	$1,190	$1,060	$1,209	$894
Interest income earned on nonperforming loans	356	753	333	587	287

There are no loan concentrations to any multiple number of borrowers engaged in similar activities or industries in excess of 10 percent of total loans at December 31, 2003. There were no foreign loans outstanding in any period.

BancShares’ nonperforming assets at December 31, 2003 totaled $24.1 million, compared to $22.9 million at December 31, 2002 and $20.2 million at December 31, 2001. As a percentage of total loans and other real estate, nonperforming assets represented 0.29 percent, 0.30 percent and 0.28 percent as of December 31, 2003, 2002 and 2001. These ratios are low by industry standards, evidence of our strong focus on asset quality.

Nonperforming assets included nonaccrual loans totaling $18.2 million at December 31, 2003, compared to $15.5 million at December 31, 2002 and $14.0 million at December 31, 2001. At December 31, 2003, nonaccrual loans included $12.7 million in balances classified as impaired. At December 31, 2002, impaired loans totaled $9.3 million. The moderate increase in loan balances classified as nonaccrual and impaired during 2003 resulted from the weak economy as well as our ongoing efforts to identify and successfully resolve credit exposures. Other real estate totaled $5.9 million, $7.3 million and $6.3 million at December 31, 2003, 2002 and 2001, respectively. Accruing loans 90 days or more past due totaled $11.5 million at December 31, 2003, compared to $9.6 million at December 31, 2002.

While we are concerned that nonaccrual loans and impaired loans have increased, our asset quality remains high. Should economic conditions worsen, we would expect to see higher levels of nonperforming assets. Management continues to closely monitor past due accounts to identify any loans that should be classified as impaired or non-accrual.

Reserve for Loan Losses.    At December 31, 2003, BancShares’ reserve for loan losses was $119.4 million or 1.43 percent of loans outstanding. This compares to $112.5 million or 1.48 percent at December 31, 2002, and $107.1 million or 1.49 percent at December 31, 2001.

The provision for loan losses charged to operations was $24.2 million during 2003 compared to $26.6 million during 2002 and $24.1 million during 2001. The $2.4 million or 8.9 percent decrease in provision for loan losses from 2002 to 2003 resulted from lower charge-offs, partially offset by higher loss estimates during 2003.

Net charge-offs for 2003 totaled $17.8 million, compared to $21.1 million during 2002, and $18.9 million during 2001. The ratio of net charge-offs to average loans outstanding equaled 0.23 percent during 2003, 0.29 percent during 2002 and 0.27 percent during 2001. These low loss ratios reflect the quality of BancShares’ loan portfolio and are a key indicator that we closely monitor to evaluate our financial performance. Table 13 provides details concerning the reserve for loan losses and provision for loan losses for the past five years.

Table 13

SUMMARY OF LOAN LOSS EXPERIENCE

	2003	2002	2001	2000	1999
	(thousands, except ratios)
Balance at beginning of year	$112,533	$107,087	$102,655	$98,690	$96,115
Adjustment for sale of loans	—	—	(777)	—	—
Acquired reserve	409	—	—	—	—
Provision for loan losses	24,187	26,550	24,134	15,488	11,672
Charge-offs:
Real estate:
Construction and land development	(16)	(580)	(205)	—	(7)
Mortgage:
Commercial	(318)	(1,186)	(2,758)	(280)	(111)
1-4 family residential	(1,594)	(2,916)	(1,171)	(898)	(966)
Revolving	(1,392)	(902)	(899)	(805)	(23)
Other	—	—	—	—	—

Total real estate loans	(3,320)	(5,584)	(5,033)	(1,983)	(1,107)
Commercial and industrial	(7,101)	(7,654)	(6,736)	(5,678)	(1,800)
Consumer	(10,481)	(10,117)	(10,101)	(8,199)	(10,748)
Lease financing	(756)	(1,585)	(422)	(46)	(32)

Total charge-offs	(21,658)	(24,940)	(22,292)	(15,906)	(13,687)

Recoveries:
Real estate:
Construction and land development	10	—	—	8	42
Mortgage:
Commercial	164	954	504	688	1,262
1-4 family residential	631	239	260	347	368
Revolving	63	15	58	33	13
Other	—	—	—	—	—

Total real estate loans	868	1,208	822	1,076	1,685
Commercial and industrial	1,428	1,212	755	1,581	835
Consumer	1,590	1,413	1,787	1,726	2,070
Lease financing	—	3	3	—	—

Total recoveries	3,886	3,836	3,367	4,383	4,590

Net charge-offs	(17,772)	(21,104)	(18,925)	(11,523)	(9,097)

Balance at end of year	$119,357	$112,533	$107,087	$102,655	$98,690

Historical Statistics
Balances
Average total loans	$7,886,948	$7,379,607	$7,105,915	$6,955,772	$6,399,114
Total loans at year-end	8,326,598	7,620,263	7,196,177	7,109,692	6,751,039
Ratios
Net charge-offs to average total loans	0.23%	0.29%	0.27%	0.17%	0.14%
Reserve for loan losses to total loans at year-end	1.43	1.48	1.49	1.44	1.46

All information presented in this table relates to domestic loans as BancShares makes no foreign loans.

Gross charge-offs for 2003 were $21.7 million, compared to $24.9 million in 2002, a decrease of $3.3 million or 13.2 percent. Gross charge-offs in 2002 represented a $2.6 million or 11.9 percent increase over the $22.3 million recorded in 2001. During 2003, BancShares experienced decreases of $1.3 million in charge-offs of residential mortgage loans and $868,000 among commercial mortgage loans.

Table 14

ALLOCATION OF RESERVE FOR LOAN LOSSES

	December 31
	2003		2002		2001		2000		1999
	Reserve	Percent of Loans to Total Loans	Reserve	Percent of Loans to Total Loans	Reserve	Percent of Loans to Total Loans	Reserve	Percent of Loans to Total Loans	Reserve	Percent of Loans to Total Loans
	(thousands)
Real estate:
Construction and land development	$7,806	10.26%	$7,911	10.49%	$7,099	11.14%	$5,411	10.53%	$4,653	9.45%
Mortgage:
Commercial	33,054	28.20	31,380	26.71	32,875	25.14	31,786	21.71	32,198	20.83
1-4 family residential	5,577	10.86	5,581	13.89	6,498	17.51	6,416	20.90	5,721	19.24
Revolving	9,725	19.20	7,519	17.52	5,349	14.23	4,600	11.98	4,098	11.19
Other	2,113	1.92	1,863	1.97	2,290	2.10	2,860	2.44	3,232	2.20

Total real estate	58,275	70.44	54,254	70.58	54,111	70.12	51,073	67.56	49,902	62.91
Commercial and industrial	26,921	11.16	23,705	12.15	19,833	12.72	19,951	13.06	20,084	14.51
Consumer	24,564	15.65	25,326	15.14	23,754	14.92	24,523	17.13	26,279	20.63
Lease financing	2,518	1.93	2,036	1.86	1,624	1.95	1,560	1.89	1,572	1.84
Other	901	0.82	255	0.27	151	0.29	254	0.36	190	0.11
Unallocated	6,178		6,957		7,614		5,294		663

Total	$119,357	100.00%	$112,533	100.00%	$107,087	100.00%	$102,655	100.00%	$98,690	100.00%

Table 14 details management’s allocation of the reserve among the various loan types. The process used to allocate the loan loss reserve considers, among other factors, whether the borrower is a retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement. Generally, loans to commercial customers are evaluated individually and assigned a credit grade, while loans to retail customers are evaluated among groups of loans with similar characteristics. Loans evaluated individually are assigned a credit grade using such factors as the borrower’s cash flow, the value of any underlying collateral and the value of any guarantee. The rating becomes the basis for the reserve allocation for that individual loan. Groups of loans are aggregated over their remaining estimated behavioral lives and probable loss projections for each period become the basis for the reserve allocation. The loss projections are based on historical loss patterns and current economic conditions. The amount of the reserve for loan losses not allocated through these loss models represents the unallocated reserve. The decrease in the unallocated reserve during 2003 and 2002 results from growth in the loan portfolio, offset by changes in our charge-off estimates.

NONINTEREST INCOME

The growth of noninterest income is essential to our ability to sustain adequate levels of profitability. The primary sources of noninterest income are service charges on deposit accounts, cardholder and merchant service income, various types of commission-based income such as from the sale of investments by our broker-dealer subsidiary, fees from processing services for client banks, mortgage income and various types of revenues derived from wealth management services. Total noninterest income was $243.9 million during 2003, an increase of $23.6 million or 10.7 percent. Noninterest income during 2002 was $220.3 million, a $5.7 million or 2.6 percent increase over the $214.6 million recorded during 2001. Table 15 presents the major components of noninterest income for the past five years.

Excluding the impact of nonrecurring items, core noninterest income totaled $239.4 million in 2003, an increase of $16.9 million or 7.6 percent over 2002. The $222.5 million in core noninterest income recorded during 2002 represented a $14.4 million or 6.9 percent increase over 2001. Much of the increase in core noninterest income during 2003 can be attributed to increases in cardholder and merchant services income, mortgage income, service charge income and commission-based income. Cardholder and merchant services income was $55.3 million in 2003, compared to $49.4 million in 2002 and $44.4 million in 2001 and we view this source of noninterest income as a key growth area. The $5.9 million or 12.0 percent increase in cardholder and merchant services income was the result of higher credit card merchant discount and higher interchange fees for debit and credit card transactions. Cardholder and merchant services income includes the interchange income that we earn from debit cards issued to our customers. As a result of a recent out-of-court settlement involving the two major credit card associations, the interchange rate we earn on signature-based debit card transactions decreased 24.1 percent effective August 1, 2003. Although the volume of transactions processed through our debit card products continues to grow, the reduction in the interchange rate has adversely affected interchange income.

Table 15

NONINTEREST INCOME

	Year ended December 31
	2003	2002	2001	2000	1999
	(thousands)
Core noninterest income
Service charges on deposit accounts	$78,273	$75,870	$70,066	$59,384	$55,169
Cardholder and merchant services	55,321	49,387	44,399	38,622	32,801
Commission-based income:
Investments	15,387	14,000	12,585	12,974	10,700
Insurance	6,180	5,930	5,220	3,718	3,072
Other	2,380	2,037	1,969	603	—

Total commission-based income	23,947	21,967	19,774	17,295	13,772
Fees from processing services	20,590	18,929	17,452	14,556	12,987
Trust income	15,005	14,897	15,114	14,814	13,848
Mortgage income	15,469	11,605	11,645	4,797	5,650
ATM income	9,005	9,205	9,552	9,059	8,674
Other service charges and fees	14,463	14,744	13,896	12,077	9,935
Other	5,844	4,772	5,256	5,129	4,944

Total core noninterest income	237,917	221,376	207,154	175,733	157,780

Non-core items
Securities transactions	309	(1,081)	7,189	1,810	1,706
Gain on sale of mortgage servicing rights	—	—	300	20,187	—
Gain on sale of branches	5,710	—	—	4,085	5,063

Total non-core items	6,019	(1,081)	7,489	26,082	6,769

Total	$243,936	$220,295	$214,643	$201,815	$164,549

Mortgage income was $15.5 million, an increase of $3.9 million or 33.3 percent from the $11.6 million recorded in 2002. Prompted by lower market interest rates, the increase in refinance activity resulted in higher origination fee and commitment fee income, accounting for much of the growth during 2003. Mortgage income was $11.6 million in 2001. Since the middle of 2002, substantially all of our residential mortgage loan production has been originated through correspondents, resulting in immediate recognition of any origination fees collected as well as servicing release premiums. Due to the probability of stable or increased market interest rates, it is likely that our mortgage income will decline during 2004 from the level achieved in 2003.

Service charge income was $78.3 million during 2003, compared to $75.9 million in 2002 and $70.1 million in 2001. The $2.4 million or 3.2 percent increase in service charge income during 2003 results primarily from higher bad check fees.

Commission-based income increased $2.0 million to $23.9 million in 2003 from $22.0 million in 2002. In 2001, commission-based income was $19.8 million. The 9.0 percent increase in 2003 primarily resulted from growth within our factoring division. The increase during 2002 resulted from fees generated by our broker-dealer and our insurance agency.

During 2003, fees from processing services totaled $20.6 million, an increase of $1.7 million or 8.8 percent over 2002. During 2002, BancShares recognized $18.9 million in fees from processing services, an increase of $1.5 million or 8.5 percent over the $17.5 million recognized during 2001. Increases during 2003 and 2002 result from growth in the number of transactions processed. In each period, a substantial portion of the income resulted from services provided to related parties.

During 2003, trust income totaled $15.0 million, virtually unchanged from the amounts recorded during 2002 and 2001. Generally weak asset returns on trust assets under management during the period 2001 through mid-2003 have contributed to the lack of growth in this noninterest income category. We expect that trust income will increase in 2004 due to improved asset values in late-2003, upon which most trust fees are assessed, and higher sales activity.

During 2003, BancShares recognized $14.5 million in other service charges and fees, a decrease of 1.9 percent over the $14.7 million recognized during 2002, which represented an $848,000 or 6.1 percent increase over 2001. For 2003, fees attributable to debit cards declined by $803,0000 after we discontinued debit card fees to stimulate usage and improve interchange income. In addition, customer fees earned from certain cash management sweep products declined by $200,000 as the very low interest rates paid on these products caused customers to close accounts. Offsetting a portion of the unfavorable variances was an $899,000 increase in modification and extension fees on commercial loans as commercial customers sought to modify existing credit lines to take advantage of the falling interest rate environment. For 2002, the increase resulted primarily from higher fees generated from loan modifications.

Non-core components of noninterest income in 2003 totaled $6.0 million, consisting of a $5.7 million gain on the sale of branches and a net gain of $309,000 resulting from securities transactions. During 2002, we recorded $1.1 million in securities losses. During 2001, $7.2 million in securities gains combined with gains recognized on the sale of mortgage servicing rights contributed $7.5 million to total noninterest income. During 2003, 2002 and 2001, securities transactions relate to available for sale securities.

Management anticipates continued growth during 2004 among service charges on deposit accounts, cardholder and merchant services income, processing services, and selected commission-based income sources. We anticipate continued growth among transactions processed through our credit and debit cards, which, despite the reduction in the interchange rate previously discussed, will result in higher interchange income. Many of our client bank customers, most of which are related parties, are seeing continued expansion. As their transaction-based fees paid to us continue to grow, we anticipate improved income from processing services.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefits cost, equipment costs related to branch offices and technology software and hardware and occupancy costs related to branch offices and support facilities. Noninterest expense for 2003 amounted to $465.1 million, a $32.7 million or 7.6 percent increase over 2002. Noninterest expense in 2002 was $432.4 million, a $10.7 million or 2.5 percent increase over 2001. Table 16 presents the major components of noninterest expense for the past five years. For 2003 and 2002, $8.1 million and $6.1 million of the respective increase in total noninterest expenses is attributable to the continued growth and expansion of ASB.

Table 16

NONINTEREST EXPENSE

	Year ended December 31
	2003	2002	2001	2000	1999
	(thousands)
Salaries and wages	$199,703	$186,756	$180,288	$168,478	$159,808
Employee benefits	45,958	42,199	35,715	32,061	30,297
Equipment expense	50,436	45,406	40,861	38,153	37,745
Occupancy expense	42,430	38,316	35,584	33,835	30,041
Cardholder and merchant services	24,119	22,123	19,514	16,870	14,712
Telecommunication expense	11,455	10,753	11,052	10,799	10,052
Postage expense	8,826	8,242	8,055	7,062	7,096
Advertising expense	7,566	7,520	6,928	7,277	7,313
Legal expense	5,851	5,063	3,713	3,412	4,609
Consultant expense	3,747	2,543	3,470	5,273	5,840
Amortization of intangibles	2,583	2,803	11,585	10,637	10,963
Other	62,414	60,629	64,920	60,552	56,354

Total	$465,088	$432,353	$421,685	$394,409	$374,830

Salary expense was $199.7 million during 2003, compared to $186.8 million during 2002, an increase of $12.9 million or 6.9 percent, following a $6.5 million or 3.6 percent increase in 2002 over 2001. Increases during 2003 resulted from higher incentive-based compensation, merit increases and a $4.6 million increase in salary expense at ASB. Higher salary levels in 2002 resulted from merit increases and higher incentive-based compensation. We expect that additional staff arising from ASB’s continuing expansion will cause 2004’s salary expense to increase at a rate well above that attributable to merit increase levels. We project reduced mortgage-based incentives will partially mitigate the rate of increase.

Employee benefits expense equaled $46.0 million during 2003, an increase of $3.8 million or 8.9 percent from 2002. The $42.2 million in benefits expense recorded during 2002 represented an increase of $6.5 million or 18.2 percent over 2001. During 2003 pension expense increased $3.6 million or 54.0 percent over 2002 due to reductions in the discount rate and the long-term return on plan assets. In addition, costs related to our employee health insurance coverage increased $1.6 million due to unfavorable conditions in the medical services and prescription drug markets. During 2002, we also recognized higher pension expense and health insurance expense when compared to 2001. We project that 2004 pension expense will remain essentially unchanged from 2003. The favorable impact of improved investment performance and an increase in the long-term rate of return on plan assets will be largely offset by a reduction in the assumed discount rate. We expect health care costs will continue to increase during 2004.

Equipment expense for 2003 was $50.4 million, an increase of $5.0 million or 11.1 percent over 2002, when total equipment expenses were $45.4 million. The increase during 2003 resulted primarily from higher levels of depreciation and maintenance expense related to software and hardware. During 2002, equipment expense was $4.5 million or 11.1 percent above the amount recorded during 2001, also the result of higher levels of depreciation and software maintenance. As we continue to build platform systems and delivery channels required to meet our customers’ needs, we anticipate equipment costs will continue to escalate.

BancShares recorded occupancy expense of $42.4 million during 2003, an increase of $4.1 million or 10.7 percent over 2002. Occupancy expense during 2002 was $38.3 million, an increase of $2.7 million or 7.7 percent over 2001. The increase in occupancy expense in each period resulted from higher depreciation expense attributable to newly constructed branches. ASB’s occupancy expense increased $1.9 million during 2003 due to its rapid expansion into new market areas. Our branch expansion plans for 2004 will result in continued increases in occupancy costs. Additionally, FCB has announced its plan to purchase a 163,000 square foot office building in Raleigh, North Carolina. This purchase, scheduled to close during the second quarter of 2004, may result in increases to BancShares occupancy expense in future periods.

Expenses related to credit card processing were $24.1 million in 2003 and $22.2 million in 2002. This increase of $1.9 million or 8.8 percent is primarily due to growth in credit and debit card transactions and higher levels of merchant volume. In 2002, credit card processing expense increased $2.6 million or 13.4 percent from 2001, likewise due primarily to volume increases. We anticipate this volume-based expense will continue to increase during 2004.

Legal expense was $5.9 million during 2003, an increase of $788,000 or 15.6 percent over 2002 due to higher defense costs associated with various litigation matters and legal fees incurred related to ASB’s expansion into new states. The $5.1 million in legal expense reported during 2002 represented an increase of $1.4 million or 36.4 percent over 2001, also resulting from higher defense costs.

Consultant expense during 2003 was $3.7 million, a $1.2 million or 47.3 percent increase due primarily to third party support for our internal audit department. The $2.5 million in consultant expense recorded during 2002 represented a reduction of $927,000 or 26.7 percent from 2001.

INCOME TAXES

During 2003, BancShares recorded total income tax expense of $41.4 million, compared to $50.8 million during 2002 and 2001. BancShares’ effective tax rate was 35.5 percent in 2003, 35.4 in 2002 and 36.9 percent in 2001. During 2003, the reduction in income tax expense resulted from lower pretax income and a reduction to the valuation reserve for deferred state tax assets, partially offset by an increase in current state taxes. During 2002, the reduction in the effective tax rate resulted from the adoption of Statement of Financial Accounting Standards No. 142 (Statement 142) on January 1, 2002. Upon the adoption of Statement 142, we discontinued the amortization of goodwill. Since this amortization expense was non-deductible for income tax purposes, the expense reduction resulting from the change did not generate additional income tax expense and therefore caused a reduction in our effective tax rate.

LIQUIDITY

BancShares has historically maintained a strong focus on liquidity, and our deposit base represents our primary liquidity source. The rate of growth in average deposits was 4.3 percent during 2003, 6.4 percent during 2002, and 12.1 percent during 2001. Additionally, through our deposit pricing strategies, we have the ability to stimulate or curtail deposit growth. In addition to deposits, BancShares maintains additional sources for borrowed funds through federal funds lines of credit and other borrowing facilities. At December 31, 2003, BancShares had access to $475.0 million in unfunded borrowings through its correspondent bank network.

Once we have generated the needed liquidity and have satisfied our loan demand, residual liquidity is invested in overnight and longer-term investment products. We maintain a highly liquid investment portfolio with varying maturities to provide needed cash flows to meet anticipated liquidity requirements. At December 31, 2003, investment securities available for sale totaled $1.24 billion compared to $121.7 million at December 31, 2002. Investment securities held to maturity totaled $1.23 billion at December 31, 2003 and $2.42 billion at December 31, 2002. Total investment securities represent 19.7 percent and 20.8 percent of total assets at December 31, 2003 and 2002, respectively. Based on the assumption that all securities are called at their earliest call date, the weighted-average maturity of investment securities held to maturity was 11 months at December 31, 2003. The combination of the securities designated as available for sale and the short average maturity duration of the held-to-maturity portfolio provides a significant source of liquidity.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. BancShares’ total risk-based capital ratios were 14.2 percent, 14.8 percent and 14.4 percent, respectively, at December 31, 2003, 2002 and 2001. BancShares’ Tier 1 capital ratios for December 31, 2003, 2002 and 2001 were 12.9 percent, 13.5 percent and 13.1 percent, respectively. The minimum capital ratios established by Federal Reserve guidelines are 8 percent for total capital and 4 percent for Tier 1 capital. At December 31, 2003, BancShares’ leverage capital ratio was 9.3 percent compared to 9.2 percent and 8.8 percent at December 31, 2002 and 2001, respectively. The minimum leverage ratio is 3 percent. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a direct material effect on the consolidated financial statements.

FCB’s total risk-based capital ratios were 12.20 percent, 12.90 percent and 12.68 percent, respectively at December 31, 2003, 2002 and 2001. Dividends from FCB to BancShares provide the source for capital infusions into ASB to fund the continuing growth and expansion of ASB as well as allow for BancShares’ payment of shareholder dividends and interest payments on long-term obligations. During 2003, FCB declared dividends to BancShares in the amount of $67.4 million. BancShares infused $30 million into ASB during 2003, and we expect BancShares will contribute an additional $35 million during 2004 and $5 million during 2005 to support planned expansion.

While FCB’s total risk-based capital ratio is currently well in excess of the minimum prescribed by banking regulators, until the profitability of FCB improves, the ability of FCB to declare dividends at levels near that of 2003 is doubtful. It is therefore possible that capital infusions by BancShares into ASB in periods after 2004 may be reduced, which could limit ASB’s expansion plans.

Table 17

ANALYSIS OF BANCSHARES’ CAPITAL ADEQUACY

	December 31			Regulatory Minimum
	2003	2002	2001
	(thousands)
Tier 1 capital	$1,152,309	$1,096,537	$1,015,804
Tier 2 capital	121,348	107,605	102,444

Total capital	$1,273,657	$1,204,142	$1,118,248

Risk-adjusted assets	$8,951,402	$8,123,321	$7,771,031

Risk-based capital ratios
Tier 1 capital	12.87%	13.50%	13.07%	4.00%
Total capital	14.23%	14.82%	14.39%	8.00%
Tier 1 leverage ratio	9.34%	9.17%	8.78%	3.00%

During the fourth quarter of 2003 the Board of Directors of BancShares reauthorized the purchase of its Class A and Class B common stock. Management views the purchase of its stock as a good investment and will purchase shares when market conditions are favorable for such transactions and excess capital exists to fund those purchases.

SEGMENT REPORTING

BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and ASB. Although FCB and ASB offer similar products and services to customers, each entity operates in distinct geographic markets and has separate management groups. We monitor growth and financial results in these institutions separately and, within each institution, by further geographic segregation.

Although FCB has grown through acquisition in certain of its markets, throughout its history much of its expansion has been accomplished on a de novo basis. However, because of FCB’s size, market share and maturity as well as the current modest expansion of its branch network, the costs associated with de novo branching are not material to FCB’s financial performance. Since it first opened in 1997, ASB has followed a similar business model for growth and expansion. Yet, due to the magnitude of the number of immature branch offices that have yet to attain sufficient size for profitability, the financial results and trends of ASB are significantly affected by its current and continuing growth. Each new market ASB enters creates additional operating costs that are not fully offset by operating revenues until typically the third year after initial opening. ASB’s rapid growth in new markets in recent years has continued to adversely impact its financial performance.

Atlantic States Bank.    At December 31, 2003, ASB operated 44 branches in Florida, Georgia, Texas, Arizona and California. ASB established banking facilities in Texas and Arizona during 2002 and began conducting business in California in 2003. Substantially all of ASB’s growth has been on a de novo basis, and ASB continues efforts to build a customer base in demographically superior markets. Our business model and our growth expectations are contingent on two fundamental operating criteria. First, we are recruiting and hiring experienced bankers who are established in the markets we are entering and who are focused on strong asset quality and delivering high quality customer service. Second, we are occupying attractive and accessible branch facilities. Both of these are costly goals, but we believe that they are critical to establishing a solid foundation for future success in these new markets.

ASB’s total assets increased from $1.04 billion at December 31, 2002 to $1.21 billion at December 31, 2003, an increase of $171.1 million or 16.5 percent. ASB’s net interest income increased $6.6 million or 20.1 percent during 2003, the result of balance sheet growth. Average interest-earning assets increased $167.3 million during 2003, primarily due to an increase in average loans outstanding. Partially offsetting the impact of this asset growth were yield reductions among interest-earning assets. The taxable-equivalent yield on interest-earning assets declined 105 basis points, from 7.56 percent during 2002 to 6.51 percent during 2003.

ASB’s noninterest income increased $587,000 or 11.8 percent during 2003, primarily the result of higher service charge income. Noninterest expense increased $8.1 million or 22.1 percent during 2003, the result of higher personnel and occupancy costs incurred in conjunction with the initial opening of new branch offices.

ASB recorded a net loss of $2.0 million during 2003 compared to a net loss of $1.3 million during 2002. This represents an increase of $701,000 or 54.6 percent in the net loss.

In Texas, Arizona and California, ASB branches operate under the name IronStone Bank. In March 2004, ASB will change its name to IronStone Bank, and all ASB branches will begin to operate under the name IronStone Bank. ASB has requested regulatory approval to open new facilities in New Mexico, Colorado and Oregon and has plans for further expansion in selected markets. As this growth continues, ASB will continue to incur incremental operating costs, particularly in the areas of personnel, occupancy and equipment. As a result of the de novo status of much of the ASB franchise and plans for continued expansion, ASB’s net losses will likely extend into the foreseeable future.

First Citizens Bank.    At December 31, 2003, FCB operated 330 branches in North Carolina, Virginia and West Virginia, compared to 342 branches at December 31, 2002 and 348 branches at December 31, 2001. The reduction in branches from 2001 to 2002 and from 2002 to 2003 has resulted primarily from decisions to consolidate branches in established North Carolina markets.

FCB’s total assets increased from $11.08 billion at December 31, 2002 to $11.28 billion at December 31, 2003, an increase of $199.3 million or 1.8 percent, the result of loan growth. FCB’s net interest income decreased $23.8 million or 6.5 percent during 2003, the result of the adverse impact of significant market interest rate reductions. Provision for loan losses decreased $2.4 million or 10.0 percent during 2003 due to lower net charge-offs.

FCB’s noninterest income increased $20.6 million or 9.3 percent during 2003, primarily the result of higher service charge, cardholder and merchant services, and commission-based income as well as gain resulting from the sale of branches. Noninterest expense increased $21.8 million or 5.4 percent during 2003, due to higher personnel and occupancy costs. FCB recorded net income of $90.4 million during 2003 compared to $105.0 million during 2002. This represents a $14.6 million or 13.9 percent decrease in net income.

FOURTH QUARTER ANALYSIS

We reported net income of $16.6 million for the quarter ending December 31, 2003, compared to $19.3 million for the corresponding period of 2002, a reduction of 14.3 percent. Per share income for the fourth quarter 2003 totaled $1.59 compared to $1.85 for the same period a year ago. Our results generated an annualized return on average assets of 0.53 percent for the fourth quarter of 2003, compared to 0.64 percent for the same period of 2002. The annualized return on average equity equaled 6.45 percent during the fourth quarter of 2003, compared to 8.05 percent for the same period of 2002. In the fourth quarter, higher noninterest expenses exceeded the favorable impact of improved noninterest income, lower provision for loan losses and a slight improvement in net interest income.

BancShares reported an increase in net interest income in the fourth quarter of 2003, compared to the prior year’s same quarter. Net interest income increased $246,000 or 0.3 percent in the fourth quarter, compared to the same period of 2002. The improvement in net interest income resulted from loan growth and the collection of interest income on nonaccrual loans. These enhancements to net interest income more than offset the unfavorable impact of lower yields on interest-earning assets. The taxable-equivalent net yield on interest-earning assets fell from 3.43 percent in the fourth quarter of 2002 to 3.33 percent for the fourth quarter of 2003.

Interest income decreased $15.2 million or 10.8 percent in the fourth quarter of 2003 when compared to the same period of 2002. The yield on average interest-earning assets decreased 70 basis points from 5.19 percent in 2002 to 4.49 percent in 2003. The yield on average loans declined 97 basis points to 5.36 percent while the yield on average investment securities decreased 54 basis points to 2.27 percent. Average interest-earning assets increased $329.3 million or 3.1 percent during the fourth quarter of 2003, compared to the same period of 2002. Average loans outstanding during the fourth quarter of 2003 were $8.14 billion, an increase of $597.2 million or 7.9 percent of 2002.

Interest expense decreased $15.4 million from $47.7 million in the fourth quarter of 2002 to $32.3 million in the fourth quarter of 2003 due to lower rates and lower average volume. The rate on average interest-bearing liabilities decreased 65 basis points to 1.40 percent in 2003. The rate on average time deposits declined 86 basis points to 2.27 and the rate on average money market accounts decreased 65 basis points to 0.66 percent. Average interest-bearing liabilities decreased $55.5 million to $9.18 billion. Average time deposits declined $304.2 million or 7.6 percent to $3.71 billion.

The provision for loan losses decreased $2.1 million or 29.0 percent in the fourth quarter of 2003, compared to the same period of 2002 due to lower net charge-offs. Net charge-offs were $3.9 million during the fourth quarter of 2003, compared to $6.2 million during the same period of 2002, a 37.5 percent reduction.

Noninterest income increased $2.3 million or 4.1 percent during the fourth quarter. Cardholder and merchant services income increased $1.0 million or 7.5 percent due to favorable volume growth, while service-charge income increased $957,000 or 5.0 percent. Growth was also noted in trust income and commission-based income. These increases were partially offset by a $1.4 million reduction in mortgage income.

Noninterest expense increased $7.9 million or 7.1 percent during the fourth quarter of 2003, when compared to the same period of 2002. Salary expense increased $3.3 million or 7.0 percent during 2003 due to the continued growth and expansion of Atlantic States Bank’s franchise and higher incentive-based compensation. Occupancy expense increased $1.2 million or 12.9 percent, the result of higher depreciation costs and rent expense resulting from new branch facilities.

Table 18

SELECTED QUARTERLY DATA

	2003				2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(thousands, except per share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$125,343	$124,887	$129,173	$131,074	$140,508	$147,742	$151,771	$156,148
Interest expense	32,301	34,573	39,505	42,158	47,712	52,127	55,042	59,137

Net interest income	93,042	90,314	89,668	88,916	92,796	95,615	96,729	97,011
Provision for loan losses	5,079	6,353	7,192	5,563	7,156	5,592	7,822	5,980

Net interest income after provision for loan losses	87,963	83,961	82,476	83,353	85,640	90,023	88,907	91,031
Noninterest income	58,601	62,736	66,550	56,049	56,298	55,046	55,045	53,891
Noninterest expense	120,089	118,478	115,577	110,944	112,176	108,089	105,491	106,582

Income before income taxes	26,475	28,219	33,449	28,458	29,762	36,980	38,461	38,340
Income taxes	9,901	8,672	12,677	10,164	10,422	13,190	13,659	13,516

Net income	$16,574	$19,547	$20,772	$18,294	$19,340	$23,790	$24,802	$24,824

Net interest income—taxable equivalent	$93,297	$90,568	$89,926	$89,200	$93,106	$95,932	$97,074	$97,382

SELECTED QUARTERLY AVERAGES
Total assets	$12,449,537	$12,287,273	$12,203,618	$12,054,717	$12,076,262	$11,871,334	$11,756,150	$11,664,376
Investment securities	2,602,630	2,665,203	2,594,983	2,476,426	2,544,930	2,553,957	2,641,898	2,704,077
Loans	8,140,751	7,946,501	7,811,739	7,642,673	7,543,548	7,450,271	7,312,384	7,207,757
Interest-earning assets	11,100,897	10,994,308	10,890,420	10,741,160	10,771,571	10,592,386	10,491,811	10,353,509
Deposits	10,612,173	10,441,989	10,394,829	10,283,143	10,251,693	10,060,785	9,934,615	9,776,690
Interest-bearing liabilities	9,178,628	9,126,076	9,177,931	9,173,567	9,234,127	9,131,569	9,075,549	9,073,637
Long-term obligations	261,333	253,351	253,379	253,389	253,412	253,973	262,224	283,993
Shareholders’ equity	$1,020,181	$1,002,524	$991,047	$974,900	$953,606	$935,735	$916,387	$894,689
Shares outstanding	10,436,345	10,436,345	10,465,909	10,472,065	10,475,377	10,477,886	10,480,527	10,481,661

SELECTED QUARTER-END BALANCES
Total assets	$12,552,227	$12,387,281	$12,394,744	$12,388,741	$12,231,890	$12,087,152	$11,867,758	$11,747,978
Investment securities	2,469,447	2,646,829	2,475,821	2,362,130	2,539,236	2,502,026	2,464,779	2,576,383
Loans	8,326,598	8,026,502	7,857,220	7,704,492	7,620,263	7,521,834	7,434,662	7,248,088
Interest-earning assets	11,090,450	10,941,968	10,951,437	10,991,877	10,534,469	10,647,042	10,438,386	10,422,451
Deposits	10,711,332	10,563,135	10,558,616	10,594,380	10,439,620	10,286,825	10,065,180	9,872,979
Interest-bearing liabilities	9,251,903	9,165,645	9,158,867	9,293,396	9,298,080	9,208,776	9,121,010	9,099,535
Long-term obligations	289,277	256,752	253,376	253,386	253,409	253,970	253,979	283,988
Shareholders’ equity	$1,029,305	$1,015,678	$999,789	$983,635	$967,291	$949,871	$930,175	$907,907
Shares outstanding	10,436,345	10,436,345	10,436,345	10,470,236	10,473,294	10,476,137	10,480,391	10,480,624

PROFITABILITY RATIOS (averages)
Rate of return (annualized) on:
Total assets	0.53%	0.63%	0.68%	0.62%	0.64%	0.80%	0.85%	0.86%
Shareholders’ equity	6.45	7.74	8.41	7.61	8.05	10.09	10.86	11.25
Dividend payout ratio	17.30	14.71	13.89	15.71	13.51	11.01	10.55	10.55

LIQUIDITY AND CAPITAL RATIOS (averages)
Loans to deposits	76.71%	76.10%	75.15%	74.32%	73.58%	74.05%	73.61%	73.72%
Shareholders’ equity to total assets	8.19	8.16	8.12	8.09	7.90	7.88	7.79	7.67
Time certificates of $100,000 or more to total deposits	10.31	10.22	10.34	10.44	10.42	10.54	10.90	11.54

PER SHARE OF STOCK
Net income	$1.59	$1.87	$1.98	$1.75	$1.85	$2.27	$2.37	$2.37
Cash dividends	0.275	0.275	0.275	0.275	0.25	0.25	0.25	0.25
Class A sales price
High	126.00	117.50	103.19	100.85	106.91	114.48	114.99	103.16
Low	105.70	100.75	94.09	90.55	90.38	95.00	100.75	95.01
Class B sales price
High	123.00	114.00	100.00	95.00	106.75	108.00	118.00	95.70
Low	109.00	100.00	92.00	88.25	90.00	95.00	90.30	88.00

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a federal income tax rate of 35% and a state income tax rate of 6.9% for all periods.

Stock information related to Class A and Class B common stock reflects the sales price, as reported on the Nasdaq National Market System. As of December 31, 2003, there were 2,633 holders of record of the Class A common stock and 488 holders of record of the Class B common stock.

Table 19

CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS—FOURTH QUARTER

	2003			2002			Increase (decrease) due to:
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(thousands)
Assets
Loans	$8,140,751	$109,893	5.36%	$7,543,548	$120,324	6.33%	$8,770	$(19,201)	$(10,431)
Investment securities:
U. S. Government	2,512,010	14,472	2.29	2,487,355	17,571	2.80	136	(3,235)	(3,099)
State, county and municipal	8,770	90	4.07	2,546	52	8.10	95	(57)	38
Other	81,850	304	1.47	55,029	401	2.89	148	(245)	(97)

Total investment securities	2,602,630	14,866	2.27	2,544,930	18,024	2.81	379	(3,537)	(3,158)
Overnight investments	357,516	839	0.93	683,093	2,470	1.43	(972)	(659)	(1,631)

Total interest-earning assets	$11,100,897	$125,598	4.49%	$10,771,571	$140,818	5.19%	$8,177	$(23,397)	$(15,220)

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,434,550	$423	0.12%	$1,319,583	$788	0.24%	$52	$(417)	$(365)
Savings	711,009	361	0.20	648,308	841	0.51	54	(534)	(480)
Money market accounts	2,598,606	4,342	0.66	2,497,170	8,261	1.31	254	(4,173)	(3,919)
Time deposits	3,709,506	21,193	2.27	4,013,697	31,666	3.13	(2,086)	(8,387)	(10,473)

Total interest-bearing deposits	8,453,671	26,319	1.24	8,478,758	41,556	1.94	(1,726)	(13,511)	(15,237)
Short-term borrowings	463,624	751	0.64	501,957	913	0.72	(65)	(97)	(162)
Long-term obligations	261,333	5,231	7.94	253,412	5,243	8.21	162	(174)	(12)

Total interest-bearing liabilities	$9,178,628	$32,301	1.40%	$9,234,127	$47,712	2.05%	$(1,629)	$(13,782)	$(15,411)

Interest rate spread			3.09%			3.14%

Net interest income and net yield on interest-earning assets		$93,297	3.33%		$93,106	3.43%	$9,806	$(9,615)	$191

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.9% for each period.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

As a normal part of its business, BancShares, FCB, ASB and other subsidiaries enter into various contractual obligations and participate in certain commercial commitments. Table 20 identifies significant obligations and commitments as of December 31, 2003.

Table 20

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

	Payments due by period
Type of obligation	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
	(thousands)
Contractual obligation
Deposits	$9,845,972	$586,433	$278,839	$88	$10,711,332
Short-term borrowings	430,191	—	—	—	430,191
Long-term obligations	861	4,405	25,307	258,704	289,277
Operating leases	11,297	18,398	12,156	52,231	94,082

Total contractual obligations	$10,288,321	$609,236	$316,302	$311,023	$11,524,882

Commercial commitments
Loan commitments	$2,147,109	$94,004	$50,355	$2,150,043	$4,441,511
Standby letters of credit	36,783	3,190	544	—	40,517

Total commercial commitments	$2,183,892	$97,194	$50,899	$2,150,043	$4,482,028

Additionally, FCB has agreed to purchase a nine-story office building in Raleigh, North Carolina in mid-2004. Once all conditions are satisfied, FCB will pay a total of $29.3 million to purchase the land and the building.

LEGAL PROCEEDINGS

BancShares, FCB, ASB and other subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in varying amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on BancShares’ consolidated financial position.

RELATED PARTY TRANSACTIONS

BancShares’ related parties include our directors and officers, their immediate family members and any businesses or entities they control. There are several other financial institutions that, as a result of significant common ownership, are viewed as related parties. We routinely conduct business with these individuals and entities. Some of these related party relationships affect our consolidated statements of income. Fees from processing services includes $20.0 million, $18.6 million and $17.3 million recorded during 2003, 2002 and 2001, for services we provided to related parties. The rates charged the related parties for such processing services are determined on an arm’s length basis and are subject to rigorous pricing and competitive reviews. During 2003, BancShares recognized a $5.7 million gain on sale of branches to a related party. The prices negotiated between the parties for the sale of the branches were based upon arm’s length negotiations, and are believed to be reflective of appropriate prices for similar transactions among unrelated parties. During 2003, 2002 and 2001, we recognized legal expense of $4.9 million, $4.3 million and $3.6 million, respectively, to the law firm that serves as our General Counsel. The senior member of that firm is a member of our board of directors.

Certain of these related party transactions also affect our consolidated balance sheets. At December 31, 2003 and 2002, loans outstanding include $24.9 million and $36.6 million in loans to related parties. Investment securities available for sale include an equity investment in a related party. This investment had a carrying value of $18.7 million and $13.8 million at December 31, 2003 and 2002, respectively, based upon the quoted price per share as of December 31 in the over-the-counter market on the OTC Bulletin Board. Short-term borrowings include $20.8 million and $24.9 million in federal funds purchased from related parties at December 31, 2003 and 2002. Additionally, BancShares had off balance sheet obligations for unfunded loan commitments to related parties that totaled $15.4 million and $30.1 million at December 31, 2003 and 2002, respectively.

CURRENT ACCOUNTING AND REGULATORY ISSUES

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

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations –Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Statement 144 establishes a single accounting model for long-lived assets to be disposed of by a sale. We adopted the provisions of Statement 144 on January 1, 2003. The implementation did not have a material impact on our consolidated financial position or consolidated results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Statement 145). Statement 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary. Statement 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of SFAS No. 4 are applied in fiscal years beginning after May 15, 2003. The provisions of the Statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of Statement 145 did not have a material effect on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement 146), which became effective prospectively for exit or disposal activities initiated after December 31, 2002. Under Statement 146, we will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. In periods after initially recording a liability, we will adjust the liability to reflect revisions to the expected timing or amount of estimated cash flows, at the appropriate interest rate originally used to measure the liability. Statement 146 also establishes accounting standards for employee and contract termination costs. The adoption of Statement 146 did not have a material effect on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (Interpretation 45). Interpretation 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under guarantees issued. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation 45 were applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. As we currently have no stock-based compensation, the adoption of Statement 148 did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued and subsequently amended Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Interpretation 46). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. BancShares has no investments in variable interest entities that require consolidation under Interpretation 46. The application of Interpretation 46 resulted in the de-consolidation of the two grantor trusts that have issued the trust preferred capital securities currently reported in our consolidated financial statements. Prior to December 31, 2003, we reported the trust preferred capital securities held by third parties as long-term obligations. Effective with the implementation of FIN 46, we began reporting the junior subordinated debentures as long-term obligations. The impact of this change did not have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (Statement 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 149 was effective for contracts entered into or modified after June 30, 2003, except certain hedging relationships designated after June 30, 2003, as defined in Statement 149. In addition, except as defined in Statement 149, all provisions of Statement 149 would be applied prospectively. Statement 149 did not have a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. BancShares had no financial instruments that are affected by Statement 150. Accordingly, Statement 150 did not have a material impact on the consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits (Statement 132). Statement 132 prescribes employers’ disclosures about pension plans and other postretirement benefit plans, but does not change the measurement or recognition of those plans. Statement 132 retains and revises the disclosure requirements contained in the original statement. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Statement 132 is effective for fiscal years ending after December 15, 2003. The disclosures made elsewhere in this report conform to the requirements of Statement 132.

During December 2003, the SEC staff publicly announced its plan to issue guidance that would require recognition of issued loan commitments as written options under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). This treatment would create a liability for the life of the loan commitment. Until official guidance is issued, we are unable to assess the potential impact of this proposal.

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

INDEPENDENT AUDITORS’ REPORT

BOARD OF DIRECTORS AND SHAREHOLDERS

FIRST CITIZENS BANCSHARES, INC.

We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Citizens BancShares, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions.

Raleigh, North Carolina

February 20, 2004

CONSOLIDATED BALANCE SHEETS

First Citizens BancShares, Inc. and Subsidiaries

	December 31
	2003	2002
	(thousands, except share data)
ASSETS
Cash and due from banks	$790,168	$811,657
Overnight investments	294,405	623,570
Investment securities held to maturity (fair value of $1,233,388 in 2003 and $2,437,105 in 2002)	1,226,717	2,417,583
Investment securities available for sale (cost of $1,225,133 in 2003 and $107,349 in 2002)	1,242,730	121,653
Loans	8,326,598	7,620,263
Less reserve for loan losses	119,357	112,533

Net loans	8,207,241	7,507,730
Premises and equipment	539,616	507,267
Income earned not collected	41,929	46,959
Other assets	217,102	195,471

Total assets	$12,559,908	$12,231,890

LIABILITIES
Deposits:
Noninterest-bearing	$2,178,897	$1,857,576
Interest-bearing	8,532,435	8,582,044

Total deposits	10,711,332	10,439,620
Short-term borrowings	430,191	462,627
Long-term obligations	289,277	253,409
Other liabilities	99,803	108,943

Total liabilities	11,530,603	11,264,599
Shareholders’ Equity
Common stock:
Class A—$1 par value (11,000,000 shares authorized; 8,758,670 shares issued for 2003; 8,794,669 shares issued for 2002)	8,759	8,794
Class B—$1 par value (2,000,000 shares authorized; 1,677,675 shares issued for 2003; 1,678,625 shares issued for 2002)	1,678	1,678
Surplus	143,766	143,766
Retained earnings	864,470	804,397
Accumulated other comprehensive income	10,632	8,656

Total shareholders’ equity	1,029,305	967,291

Total liabilities and shareholders’ equity	$12,559,908	$12,231,890

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

First Citizens BancShares, Inc. and Subsidiaries

	Year Ended December 31
	2003	2002	2001
	(thousands, except share and per share data)
INTEREST INCOME
Loans	$444,639	$490,526	$566,592
Investment securities:
U. S. Government	59,350	94,794	117,608
State, county and municipal	184	203	263
Other	1,345	1,673	2,288

Total investment securities interest and dividend income	60,879	96,670	120,159
Overnight investments	4,959	8,973	28,676

Total interest income	510,477	596,169	715,427
INTEREST EXPENSE
Deposits	124,789	187,906	310,752
Short-term borrowings	2,795	4,528	20,643
Long-term obligations	20,953	21,584	15,115

Total interest expense	148,537	214,018	346,510

Net interest income	361,940	382,151	368,917
Provision for loan losses	24,187	26,550	24,134

Net interest income after provision for loan losses	337,753	355,601	344,783
NONINTEREST INCOME
Service charges on deposit accounts	78,273	75,870	70,066
Cardholder and merchant services income	55,321	49,387	44,399
Commission-based income	23,947	21,967	19,774
Fees from processing services	20,590	18,929	17,452
Trust income	15,005	14,897	15,114
Mortgage income	15,469	11,605	11,645
ATM income	9,005	9,205	9,552
Other service charges and fees	14,463	14,744	13,896
Gain on sale of mortgage servicing rights	—	—	300
Gain on sale of branches	5,710	—	—
Securities gains/(losses)	309	(1,081)	7,189
Other	5,844	4,772	5,256

Total noninterest income	243,936	220,295	214,643
NONINTEREST EXPENSE
Salaries and wages	199,703	186,756	180,288
Employee benefits	45,958	42,199	35,715
Occupancy expense	42,430	38,316	35,584
Equipment expense	50,436	45,406	40,861
Other	126,561	119,676	129,237

Total noninterest expense	465,088	432,353	421,685

Income before income taxes	116,601	143,543	137,741
Income taxes	41,414	50,787	50,805

Net income	75,187	92,756	86,936

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Unrealized securities gains arising during period	2,163	1,180	2,357
Less: reclassification adjustment for gains included in net income	187	196	977

Other comprehensive income	1,976	984	1,380

Comprehensive income	$77,163	$93,740	$88,316

PER SHARE INFORMATION
Net income available to common shareholders	$7.19	$8.85	$8.27
Weighted average shares outstanding	10,452,523	10,478,843	10,507,289

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(thousands, except share data)
Balance at December 31, 2000	$8,813	$1,709	$143,766	$650,148	$6,292	$810,728
Redemption of 16,300 shares of Class A common stock	(16)			(1,407)		(1,423)
Redemption of 23,080 shares of Class B common stock		(23)		(2,049)		(2,072)
Net income				86,936		86,936
Unrealized securities gains, net of deferred taxes					1,380	1,380
Cash dividends				(10,506)		(10,506)

Balance at December 31, 2001	8,797	1,686	143,766	723,122	7,672	885,043
Redemption of 2,485 shares of Class A common stock	(3)			(260)		(263)
Redemption of 7,677 shares of Class B common stock		(8)		(743)		(751)
Net income				92,756		92,756
Unrealized securities gains, net of deferred taxes					984	984
Cash dividends				(10,478)		(10,478)

Balance at December 31, 2002	8,794	1,678	143,766	804,397	8,656	967,291
Redemption of 35,999 shares of Class A common stock	(35)			(3,530)		(3,565)
Redemption of 950 shares of Class B common stock				(87)		(87)
Net income				75,187		75,187
Unrealized securities gains, net of deferred taxes					1,976	1,976
Cash dividends				(11,497)		(11,497)

Balance at December 31, 2003	$8,759	$1,678	$143,766	$864,470	$10,632	$1,029,305

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

First Citizens BancShares, Inc. and Subsidiaries

	Year ended December 31,
	2003	2002	2001
	(thousands)
OPERATING ACTIVITIES
Net income	$75,187	$92,756	$86,936
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	2,583	2,803	11,636
Provision for loan losses	24,187	26,550	24,134
Deferred tax expense (benefit)	5,154	1,408	(676)
Change in current taxes payable	9,375	4,717	954
Depreciation	41,628	37,588	34,339
Change in accrued interest payable	(8,162)	(34,558)	(3,986)
Change in income earned not collected	5,030	16,645	(1,024)
Securities losses (gains)	(309)	1,081	(7,189)
Origination of loans held for sale	(938,598)	(764,955)	(414,994)
Proceeds from sale of loans held for sale	937,468	765,476	614,115
Gain on loans held for sale	(7,166)	(3,745)	(2,101)
Gain on sale of branches	(5,710)	—	—
Gain on sale of mortgage servicing rights	—	—	(300)
Provision for branches to be closed	—	101	1,334
Net amortization of premiums and discounts	17,800	24,586	10,022
Net change in other assets	(15,895)	(20,827)	(12,428)
Net change in other liabilities	(9,944)	15,776	2,625

Net cash provided by operating activities	132,628	165,402	343,397

INVESTING ACTIVITIES
Net change in loans outstanding	(728,668)	(437,765)	(292,020)
Purchases of investment securities held to maturity	(719,034)	(2,694,929)	(2,382,522)
Purchases of investment securities available for sale	(1,615,817)	(40,978)	(97,616)
Proceeds from maturities of investment securities held to maturity	1,892,100	2,911,611	1,491,815
Proceeds from maturities of investment securities available for sale	543,555	52,345	13,883
Net change in overnight investments	329,165	(121,661)	(70,527)
Dispositions of premises and equipment	20,930	19,634	8,058
Additions to premises and equipment	(92,261)	(81,265)	(79,923)
Purchase and sale of branches, net of cash transferred	(79,403)	17,401	34,574

Net cash used by investing activities	(449,453)	(375,607)	(1,374,278)

FINANCING ACTIVITIES
Net change in time deposits	(273,438)	(470,314)	165,349
Net change in demand and other interest-bearing deposits	591,990	924,044	773,895
Net change in short-term borrowings	(33,087)	(149,363)	(21,827)
Repayment of long-term obligations	—	(30,000)	—
Origination of long-term obligations	25,000	—	130,522
Repurchases of common stock	(3,652)	(1,014)	(3,495)
Cash dividends paid	(11,497)	(10,478)	(10,506)

Net cash provided by financing activities	295,316	262,875	1,033,938

Change in cash and due from banks	(21,489)	52,670	3,057
Cash and due from banks at beginning of period	811,657	758,987	755,930

Cash and due from banks at end of period	$790,168	$811,657	$758,987

CASH PAYMENTS FOR:
Interest	$156,699	$248,576	$350,496
Income taxes	22,499	45,232	51,321

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains	$3,293	$1,656	$2,969
Reclassification of premises and equipment to other real estate	—	—	177,817
Recognition of capital lease obligations	3,786	—	—

See accompanying Notes to Consolidated Financial Statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

First Citizens BancShares, Inc. (“BancShares”) is a financial holding company with two banking subsidiaries—First-Citizens Bank & Trust Company, headquartered in Raleigh, North Carolina (“FCB”), which operates branches in North Carolina, Virginia and West Virginia; and Atlantic States Bank (“ASB”), a federally-chartered thrift institution headquartered in Fort Myers, Florida with branch offices in Florida, Georgia, Texas, Arizona and California. ASB has requested regulatory approval to expand into New Mexico, Colorado and Oregon. During March 2004, ASB will change its name to IronStone Bank, and all ASB branches will begin to operate under the name IronStone Bank.

FCB and ASB offer full-service banking services designed to meet the needs of both retail and commercial customers in the markets they serve. The services offered include transaction and savings deposits, commercial and consumer lending, a full service trust department, a full service securities broker-dealer, insurance services and other activities incidental to commercial banking. BancShares is also the parent company of American Guaranty Insurance Company, which is engaged in writing property and casualty insurance, and Neuse, Incorporated, which owns some of ASB’s branches.

FCB has eight subsidiaries. First Citizens Investor Services is a registered broker-dealer in securities that provides investment services, including sales of annuities and third party mutual funds. IronStone Securities was chartered in 2003 for the purposes of becoming a registered broker-dealer in securities, subject to approval by the National Association of Securities Dealers and other regulatory agencies. First Citizens Bank, National Association (formerly, First-Citizens Bank, A Virginia Corporation), is the issuing and processing bank for BancShares’ retail credit cards and merchant accounts. Triangle Life Insurance Company writes credit life and credit accident and health insurance. Neuse Financial Services, Inc. is a title insurance agency. Other subsidiaries are not material to the consolidated financial statements.

The accounting and reporting policies of BancShares and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and, with regard to the banking subsidiaries, conform to general industry practices. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by BancShares in the preparation of its consolidated financial statements are the determination of the reserve for loan losses, investment securities and pension plan assumptions.

Intercompany accounts and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform to statement presentations for 2003. However, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

Investment Securities

For investment securities classified as held to maturity, BancShares has the ability and the positive intent to hold those investments until maturity. These securities are stated at cost adjusted for amortization of premium and accretion of discount. Accreted discounts and amortized premiums are included in interest income on an effective yield basis.

Investment securities available for sale are carried at their fair value with unrealized gains and losses, net of deferred income taxes, recorded as a component of other comprehensive income within shareholders’ equity. Gains and losses realized from sales of available-for-sale securities are determined on a specific identification basis. Generally, investment securities available for sale with a fair value that has been continuously less than 80 percent of cost for more than two quarters are deemed to be other than temporarily impaired, and the investment is written down to its fair value.

At December 31, 2003 and 2002, BancShares had no investment securities held for trading purposes.

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

Mortgage Servicing Rights

There are no capitalized mortgage servicing rights outstanding at December 31, 2003 and 2002.

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

Management considers the established reserve adequate to absorb probable losses that relate to loans outstanding as of December 31, 2003, although future additions to the reserve may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares’ reserve for loan losses. Such agencies may require adjustments to the reserve based on their judgments of information available to them at the time of their examination.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Subsequent to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 Accounting for Goodwill (Statement 142) on January 1, 2002, goodwill is not subject to amortization but is instead tested at least annually for impairment. Under the provisions of SFAS No. 147 Acquisition of Certain Financial Institutions (Statement 147), which was adopted during 2002, amounts previously recorded as other intangible assets have been reclassified as goodwill and are now subject to the annual impairment testing provisions of Statement 142.

Other intangible assets with estimable lives are amortized on a straight-line basis over their estimated useful lives, which are periodically reviewed for reasonableness.

Prior to the adoption of Statement 142, goodwill and intangible assets were amortized over their estimated useful lives, over periods of up to 15 years.

Income Taxes

Income tax expense is based on consolidated income before income taxes and generally differs from income taxes paid due to deferred income taxes and benefits arising from income and expenses being recognized in different periods for financial and income tax reporting purposes. BancShares uses the asset and liability method to account for deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of BancShares’ assets and liabilities at enacted rates expected to be in effect when such amounts are realized or settled. BancShares and its subsidiaries file a consolidated federal income tax return. BancShares and its subsidiaries each file separate state income tax returns except in those states where unitary filing is required.

Per Share Data

Net income per share has been computed by dividing net income by the weighted average number of both classes of common shares outstanding during each period. The weighted average number of shares outstanding for 2003, 2002 and 2001 was 10,452,523; 10,478,843; and 10,507,289, respectively. BancShares had no potential common stock outstanding in any period.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The tax effects of the components of other comprehensive income included in the consolidated statements of income are as follows for the years ended December 31:

	2003	2002	2001
Unrealized gains arising during the period	$1,439	$801	$2,226
Less: reclassifiation adjustments for gains included in net income	122	129	637

Total tax effect	$1,317	$672	$1,589

Current Accounting and Regulatory Issues

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

and interim financial statements. Certain of the disclosure modifications were required for fiscal years ending after December 15, 2002. As we currently have no stock-based compensation, the adoption of Statement 148 did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued and subsequently amended Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (Interpretation 46). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation 46 applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. BancShares has no investments in variable interest entities that require consolidation under Interpretation 46. However, the application of Interpretation 46 resulted in the de-consolidation of two grantor trusts that issued the trust preferred capital securities reported in our consolidated financial statements prior to December 31, 2003. Effective December 31, 2003, we discontinued the consolidation of the issuing entities and began reporting the junior subordinated debentures that BancShares had issued in exchange for the proceeds that resulted from the issuance of the capital trust securities. The capital trust securities that were previously reported and the junior subordinated debentures that were reported effective December 31, 2003, are classified as long-term obligations. The impact of this change did not have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (Statement 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except certain hedging relationships designated after June 30, 2003, as defined in Statement 149. In addition, except as defined in Statement 149, all provisions of Statement 149 should be applied prospectively. The adoption of Statement 149 did not have a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Statement 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of Statement 150 did not have a material impact on the consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits (Statement 132). Statement 132 prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. Statement 132 retains and revises the disclosure requirements contained in the original statement. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Statement 132 is effective for fiscal years ending after December 15, 2003. The disclosures made elsewhere in this report conform to the requirements of Statement 132.l

During December 2003, the SEC staff publicly announced its plan to issue guidance that would require recognition of issued loan commitments as written options under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). This treatment would create a liability for the life of the loan commitment. Until official guidance is issued, the potential impact of this proposal is unknown.

Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE B—INVESTMENT SECURITIES

The aggregate values of investment securities at December 31 along with gains and losses determined on an individual security basis are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity
2003
U. S. Government	$1,224,548	$6,766	$272	$1,231,042
State, county and municipal	1,919	177	—	2,096
Other	250	—	—	250

Total investment securities held to maturity	$1,226,717	$6,943	$272	$1,233,388

2002
U. S. Government	$2,415,284	$19,404	$50	$2,434,638
State, county and municipal	2,039	168	—	2,207
Other	260	—	—	260

Total investment securities held to maturity	$2,417,583	$19,572	$50	$2,437,105

Investment securities available for sale
2003
U. S. Government	$1,182,223	$1,715	$6,077	$1,177,861
Equity securities	35,318	22,016	79	57,255
State, county and municipal	7,592	45	23	7,614

Total investment securities available for sale	$1,225,133	$23,776	$6,179	$1,242,730

2002
U. S. Government	$65,441	$268	$—	$65,709
Equity securities	41,316	15,403	1,364	55,355
State, county and municipal	592	1	4	589

Total investment securities available for sale	$107,349	$15,672	$1,368	$121,653

Equity securities include investments in the Federal Home Loan Bank of Atlanta (FHLB) totaling $25,436 and $24,874, respectively, at December 31, 2003 and 2002. These investments are required for membership in the FHLB by FCB, ASB and FCB-NA. The amount of the investment is periodically updated based on a formula established by the FHLB. Equity securities also include investments in the Federal Reserve Bank of Richmond by FCB-NA totaling $423 for December 31, 2003 and 2002.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table provides maturity information for investment securities at December 31. Callable securities are assumed to mature on their earliest call date.

	2003		2002
	Cost	Fair Value	Cost	Fair Value
Investment securities held to maturity
Maturing in:
One year or less	$972,621	$976,638	$1,643,887	$1,652,024
One through five years	235,245	237,034	745,418	755,512
Five to 10 years	203	217	485	501
Over 10 years	18,648	19,499	27,793	29,068

Total investment securities held to maturity	$1,226,717	$1,233,388	$2,417,583	$2,437,105

Investment securities available for sale
Maturing in:
One year or less	$879,806	$876,475	$45,245	$45,353
One through five years	295,422	294,416	20,478	20,637
Five to 10 years	3,394	3,412	165	163
Over 10 years	11,193	11,172	145	145
Equity securities	35,318	57,255	41,316	55,355

Total investment securities available for sale	$1,225,133	$1,242,730	$107,349	$121,653

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The amount of securities gains (losses) reported includes the following:

	Year Ended December 31,
	2003	2002	2001
Gains on sales of investment securities available for sale	$1,515	$428	$7,189
Losses on sales of investment securities available for sale	(231)	—	—
Other than temporary impairment losses	(980)	(1,521)	—
Gains on calls of callable securities	5	12	—

Total securities gains (losses)	$309	$(1,081)	$7,189

The following table provides additional information regarding unrealized losses as of December 31, 2003, none of which relate to securities that are deemed to be other than temporarily impaired.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Investment securities held to maturity:
U.S. Government	$96,567	$220	$379	$52	$96,946	$272
State, county and municipal	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$96,567	$220	$379	$52	$96,946	$272

Investment securities available for sale:
U.S. Government	$725,653	$6,077	$—	$—	$725,653	$6,077
Equity securities	345	33	414	46	759	79
State, county and municipal	2,469	22	52	1	2,521	23

Total	$728,467	$6,132	$466	$47	$728,933	$6,179

Investment securities having an aggregate carrying value of $1,639,877 at December 31, 2003 and $1,501,471 at December 31, 2002, were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

NOTE C—LOANS

Loans outstanding at December 31 include the following:

	2003	2002
Loans secured by real estate:
Construction and land development	$854,660	$799,278
Commercial mortgage	2,347,792	2,035,646
Residential mortgage	904,082	1,058,082
Revolving mortgage	1,598,603	1,335,024
Other real estate mortgage loans	160,043	150,226

Total loans secured by real estate	5,865,180	5,378,256
Commercial and industrial	929,039	925,775
Consumer	1,303,718	1,154,280
Lease financing	160,390	141,372
All other loans	68,271	20,580

Total loans	$8,326,598	$7,620,263

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

There were no foreign loans outstanding during either period, nor were there any loans to finance highly leveraged transactions. There are no loan concentrations exceeding ten percent of loans outstanding involving multiple borrowers in similar activities or industries at December 31, 2003. Substantially all loans are to customers domiciled within BancShares’ principal market areas.

At December 31, 2003 loans totaling $386,665 were pledged to secure borrowings, compared to $308,189 at December 31, 2002.

At December 31, 2003 and 2002 nonperforming loans consisted of nonaccrual loans of $18,190 and $15,521, respectively. Gross interest income on nonperforming loans that would have been recorded had these loans been performing was $1,182, $1,190 and $1,060, respectively, during 2003, 2002 and 2001. Interest income recognized on nonperforming loans was $356, $753 and $333 during the respective periods. As of December 31, 2003 and 2002, the balance of other real estate acquired through foreclosure was $5,949 and $7,330. Loans transferred to other real estate totaled $4,112, $5,694 and $7,523 during 2003, 2002 and 2001.

During 2001, to limit its exposure to changes in interest rates, BancShares began originating much of its residential mortgage loan production through correspondent mortgage banks. Prior to that time, mortgage originations were either carried in the portfolio or were originated for sale through the secondary mortgage market. Loan sale activity for 2003, 2002 and 2001 is summarized below:

	2003	2002	2001
Loans held for sale at December 31	$11,520	$3,224	$—
For the year ended December 31:
Loans sold	930,302	761,731	612,013
Net gain on sale of loans	7,166	3,745	2,101

There were no capitalized mortgage servicing rights during 2003 or 2002.

NOTE D—RESERVE FOR LOAN LOSSES

Activity in the reserve for loan losses is summarized as follows:

	2003	2002	2001
Balance at the beginning of year	$112,533	$107,087	$102,655
Reserves released from sale of loans	—	—	(777)
Acquired reserve	409	—	—
Provision for loan losses	24,187	26,550	24,134
Loans charged off	(21,658)	(24,940)	(22,292)
Loans recovered	3,886	3,836	3,367

Net charge-offs	(17,772)	(21,104)	(18,925)

Balance at the end of year	$119,357	$112,533	$107,087

At December 31, 2003 and 2002, impaired loans totaled $12,692 and $9,344, respectively, all of which were classified as nonaccrual. Total reserves of $1,838 and $2,136 have been established for impaired loans outstanding as December 31, 2003 and 2002, respectively. The average recorded investment in impaired loans during the years ended December 31, 2003, 2002 and 2001, was $10,541, $10,134 and $6,386, respectively. For the years ended December 31, 2003, 2002 and 2001, BancShares recognized cash basis interest income on those impaired loans of $211, $566 and $102, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE E—PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31 are summarized as follows:

	2003	2002
Land	$128,451	$114,645
Premises and leasehold improvements	428,307	394,746
Furniture and equipment	237,316	235,963

Total	794,074	745,354
Less accumulated depreciation and amortization	254,458	238,087

Net book value	$539,616	$507,267

There were no premises pledged to secure borrowings at December 31, 2003 and 2002.

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

Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2003:

Year Ending December 31:
2004	$11,297
2005	9,958
2006	8,440
2007	6,548
2008	5,608
Thereafter	52,231

Total minimum payments	$94,082

Total rent expense for all operating leases amounted to $14,468 in 2003, $12,845 in 2002 and $13,407 in 2001, net of rent income, which totaled $1,723, $1,859 and $1,887 during 2003, 2002 and 2001.

NOTE F—DEPOSITS

Deposits at December 31 are summarized as follows:

	2003	2002
Demand	$2,178,897	$1,857,576
Checking With Interest	1,492,645	1,375,726
Money market accounts	2,662,174	2,587,777
Savings	706,851	648,207
Time	3,670,765	3,970,334

Total deposits	$10,711,332	$10,439,620

Time deposits with a minimum denomination of $100 totaled $1,090,802 and $1,063,231 at December 31, 2003 and 2002, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

At December 31, 2003, the scheduled maturities of time deposits were:

2004	$2,805,405
2005	410,761
2006	175,672
2007	119,150
2008	159,689
Thereafter	88

Total time deposits	$3,670,765

NOTE G—SHORT-TERM BORROWINGS

Short-term borrowings at December 31 are as follows:

	2003	2002
Master notes	$190,978	$239,718
Repurchase agreements	136,756	166,201
Federal funds purchased	38,300	30,980
Notes payable to Federal Home Loan Bank of Atlanta	50,000	—
Other	14,157	25,728

Total short-term borrowings	$430,191	$462,627

At December 31, 2003, BancShares and its subsidiaries had unused credit lines allowing access of up to $475,000 on an unsecured basis. These included overnight borrowings. Additionally, under various borrowing arrangements with the Federal Reserve and the Federal Home Loan Bank of Atlanta, BancShares and its subsidiaries have access, on a secured basis, to additional borrowings as needed.

NOTE H—LONG-TERM OBLIGATIONS

Long-term obligations at December 31 include:

	2003	2002
Junior subordinated debentures at 8.05 percent maturing March 5, 2028	$154,640	$—
Junior subordinated debentures at 8.40 percent maturing October 31, 2031	103,093	—
Trust preferred capital securities at 8.05 percent maturing March 5, 2028	—	150,000
Trust preferred capital securities at 8.40 percent maturing October 31, 2031	—	100,000
Obligations to the Federal Home Loan Bank maturing December 17, 2007 at a fixed rate of 3.44 percent, secured by Mortgage loans	25,000	—
Unsecured fixed rate notes payable:
8.00 percent maturing February 23, 2005	2,178	2,178
7.50 percent note due in annual installments maturing March 1, 2005	285	585
7.50 percent note maturing March 1, 2006	375	375
Obligations under capital leases extending to January 2013	3,489	—
Other	217	271

Total long-term obligations	$289,277	$253,409

The 8.05 percent trust preferred capital securities issued in 1998 (the “1998 Preferred Securities”) were issued by FCB/NC Capital Trust I, which, until December 31, 2003, was accounted for as a consolidated finance subsidiary of

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

BancShares. The proceeds from the issuance of the 1998 Preferred Securities were invested in the 1998 Junior Subordinated Debenture issued by BancShares, and that investment became the sole asset of the trust. The 1998 Preferred Securities currently qualify as Tier 1 capital for regulatory capital adequacy requirements for BancShares. BancShares may redeem the 1998 Preferred Securities in whole or in part after March 1, 2008.

The 8.40 percent trust preferred capital securities issued in 2001 (the “2001 Preferred Securities”) were issued by FCB/NC Capital Trust II, which, until December 31, 2003, was accounted for as a consolidated finance subsidiary of BancShares. The proceeds from the issuance of the 2001 Preferred Securities were invested in the 2001 Junior Subordinated Debenture issued by BancShares, and that investment became the sole asset of the trust. The 2001 Preferred Securities currently qualify as Tier 1 capital for regulatory capital adequacy requirements for BancShares. BancShares may redeem the 2001 Preferred Securities in whole or in part on or after October 31, 2006.

On December 31, 2003, BancShares adopted the provisions of the FASB’s Financial Interpretation No. 46 (FIN 46) for financial accounting purposes. Under the provisions of FIN 46, BancShares discontinued the consolidation of FCB/NC Capital Trust I and FCB/NC Capital Trust II within its consolidated financial statements. Therefore, effective December 31, 2003, the consolidated balance sheet includes the junior subordinated debentures but not the trust preferred securities. However, except for accounting treatment, the relationship between BancShares, FCB/NC Capital Trust I and FCB/NC Capital Trust II has not changed. FCB/NC Capital Trust I and FCB/NC Capital Trust II continue to be wholly-owned finance subsidiaries of BancShares, and the full and unconditional guarantee of BancShares for the repayment of the trust preferred securities remains in effect.

Long-term obligations maturing in each of the five years subsequent to December 31, 2003 include:

2004	$861
2005	3,364
2006	1,041
2007	25,147
2008	160
Thereafter	258,704

$289,277

NOTE I—COMMON STOCK

The following table provides information related to shares purchased pursuant to authorizations for the years ended December 31:

	2003	2002	2001
Class A
Number of shares purchased	35,999	2,485	16,300
Cash disbursed	$3,565	$263	$1,423
Class B
Number of shares purchased	950	7,677	23,080
Cash disbursed	$87	$751	$2,072

Stock purchases are recorded by a charge to common stock for the par value of the shares retired and to retained earnings for the cost in excess of par value.

On October 27, 2003 the Board of Directors of BancShares authorized the purchase in the open market or in private transactions of up to 300,000 shares of its outstanding Class A common stock and up to 100,000 shares of its outstanding Class B common stock. The authorization is effective for a period of 12 months. During 2002 and 2001 the Board of Directors of BancShares had made similar authorizations to repurchase shares of BancShares stock.

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

	December 31, 2003		December 31, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$790,168	$790,168	$811,657	$811,657
Overnight investments	294,405	294,405	623,570	623,570
Investment securities held to maturity	1,226,717	1,233,388	2,417,583	2,437,105
Investment securities available for sale	1,242,730	1,242,730	121,653	121,653
Loans, net of reserve for loan losses	8,207,241	8,562,526	7,507,730	7,591,598
Income earned not collected	41,929	41,929	46,959	46,959
Deposits	10,711,332	10,761,559	10,439,620	10,592,340
Short-term borrowings	430,191	430,191	462,627	462,627
Long-term obligations	289,277	306,836	253,409	258,277
Accrued interest payable	28,593	28,593	36,755	36,755

No forward commitments to sell loans existed at December 31, 2003 or 2002. For other off-balance sheet commitments and contingencies, carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares’ financial position.

NOTE K—EMPLOYEE BENEFIT PLANS

BancShares sponsors two employee benefit plans for the benefit of its qualifying employees: a noncontributory defined benefit pension plan and a 401(k) Savings Plan. Both of the plans are qualified under the Internal Revenue Code.

Defined Benefit Pension Plan

Employees who qualify under length of service and other requirements participate in a noncontributory defined benefit pension plan. Under the plan, retirement benefits are based on years of service and average earnings. The policy is to fund amounts approximating the maximum amount that is deductible for federal income tax purposes. BancShares contributed $35,000 in 2003, $8,487 in 2002 and $1,343 in 2001 to the plan. The plan’s assets consist of investments in FCB’s common trust funds, which include listed common stocks and fixed income securities, as well as investments in mid-cap and small-cap stocks through unaffiliated money managers.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Benefit Obligations

The following table calculates the projected benefit obligation at December 31, 2003 and 2002:

	2003	2002
Benefit obligation at beginning of year	$209,555	$178,666
Service cost	9,911	8,316
Interest cost	14,042	13,035
Actuarial loss	18,397	18,720
Transfer to affiliated banks	(445)	(1,790)
Benefits paid	(8,940)	(7,392)

Benefit obligation at end of year	$242,520	$209,555

The accumulated benefit obligation for the plan at December 31, 2003 and 2002 was $183,994 and $158,478, respectively. The plan uses a measurement date of December 31.

The weighted average assumptions used to determine the benefit obligations as of December 31 are as follows:

	2003	2002
Discount rate	6.00%	6.50%
Rate of compensation increase	4.75%	4.75%

Plan Assets

The following table describes the changes in plan assets during 2003 and 2002. Employer contributions and benefits paid include only those amounts contributed directly to or paid directly from plan assets.

	2003	2002
Fair value of plan assets at beginning of year	$158,069	$170,178
Actual return on plan assets	35,826	(11,155)
Employer contributions	35,000	8,487
Transfer to affiliated banks	(605)	(2,049)
Benefits paid	(8,940)	(7,392)

Fair value of plan assets at end of year	$219,350	$158,069

The following table describes the actual allocation of plan assets as of December 31, 2003 and 2002 and the projected allocation for 2004. The expected long-term rate of return on plan assets was 8.00% at December 31, 2003 and 8.50% at December 31, 2002.

		Actual, December 31,
	2004 Target	2003	2002
Equity securities	55%	58%	49%
Debt securities	45%	41%	45%
Cash and equivalents	—	1%	6%

Total	100%	100%	100%

Investment decisions regarding the plan’s assets seek to achieve a favorable annual return through a diversified portfolio that will provide needed capital appreciation and cash flow to allow both current and future benefit obligations to be paid. The target asset mix may change if the objectives for the plan’s assets or risk tolerance change or if a major shift occurs in the expected long-term risk and reward characteristics of one or more asset classes.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Funded Status

	December 31,
	2003	2002
Fair value of plan assets	$219,350	$158,069
Benefit obligation	242,520	209,555

Funded status	(23,170)	(51,486)
Amounts not yet recognized:
Unrecognized net loss	33,015	36,590
Unrecognized prior service cost	276	429

Net asset (liability) recognized	$10,121	$(14,467)

Prepaid benefit cost	$10,121	$—
Accrued benefit cost	—	(14,467)

Net asset (liability) recognized	$10,121	$(14,467)

The following table shows, at December 31, 2003 and 2002, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for a pension plan with a projected benefit obligation in excess of plan assets and for a pension plan with an accumulated benefit obligation in excess of plan assets:

	Projected Benefit Obligation Exceeds Fair Value of Plan Assets at December 31,		Accumulated Benefit Obligation Exceeds Fair Value of Plan Assets at December 31,
	2003	2002	2003	2002
Projected benefit obligation	$242,520	$209,555	$—	$209,555
Accumulated benefit obligation	183,994	158,478	—	158,478
Fair value of plan assets	219,350	158,069	—	158,069

Net Periodic Cost

The following table shows the components of periodic benefit cost related to the pension plan for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
Components of net periodic benefit cost
Service cost	$9,911	$8,316	$6,988
Interest cost	14,042	13,035	11,883
Expected return on assets	(14,411)	(13,577)	(12,753)
Amortization of prior service cost	154	154	154
Amortization of net actuarial loss	716	—	—
Amortization of transition asset	—	(1,165)	(1,228)

Total net periodic benefit cost	10,412	6,763	5,044
Settlement cost	—	—	—
Curtailment cost	—	—	—

Total net periodic benefit cost	$10,412	$6,763	$5,044

The weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001 are as follows:

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

	2003	2002	2001
Discount rate	6.50%	7.00%	7.25%
Rate of compensation increase	4.75%	4.75%	4.75%
Expected return on plan assets	8.00%	8.50%	8.50%

401(k) Savings Plan

Employees are also eligible to participate in a 401(k) plan after 31 days of service. The 401(k) plan allows associates to defer portions of their salary. Based on the employee’s contribution, BancShares will match up to 75% of the employee contribution. BancShares made participating contributions of $5,532, $5,474 and $5,327 during 2003, 2002 and 2001, respectively.

NOTE L—NONINTEREST INCOME AND NONINTEREST EXPENSE

Commission-based income includes commissions from broker-dealer activities of $15,387, $14,000 and $12,585, respectively, for 2003, 2002 and 2001.

Other noninterest expense for the years ended December 31 consisted of the following:

	2003	2002	2001
Cardholder and merchant services expense	$24,119	$22,123	$19,514
Telecommunications expense	11,455	10,753	11,052
Postage expense	8,826	8,242	8,055
Advertising expense	7,566	7,520	6,928
Legal expense	5,851	5,063	3,713
Consultant expense	3,747	2,543	3,470
Amortization of intangibles	2,583	2,803	11,585
Other	62,414	60,629	64,920

Total other noninterest expense	$126,561	$119,676	$129,237

NOTE M—INCOME TAXES

At December 31, income tax expense consisted of the following:

	2003	2002	2001
Current tax expense
Federal	$30,969	$47,078	$49,191
State	5,291	2,301	2,290

Total current tax expense	36,260	49,379	51,481

Deferred tax expense (benefit)
Federal	8,915	1,469	(453)
State	(3,761)	(61)	(223)

Total deferred tax expense (benefit)	5,154	1,408	(676)

Total tax expense	$41,414	$50,787	$50,805

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent in each period to pretax income as a result of the following:

	2003	2002	2001
Income tax at statutory rates	$40,810	$50,240	$48,210
Increase (reduction) in income taxes resulting from:
Amortization of goodwill	—	—	1,785
Nontaxable income on loans and investments, net of nondeductible expenses	(714)	(883)	(991)
State and local income taxes, including change in valuation allowance, net of federal income tax benefit	996	1,456	1,344
Other, net	322	(26)	457

Total tax expense	$41,414	$50,787	$50,805

The net deferred tax asset included the following components at December 31:

	2003	2002
Reserve for loan losses	$46,247	$43,051
Deferred compensation	5,956	5,682
State operating loss carryforward	939	1,285
Other	3,411	2,775

Gross deferred tax asset	56,553	52,793
Less valuation allowance	1,339	3,457

Deferred tax asset	55,214	49,336

Accelerated depreciation	7,431	8,769
Lease financing activities	14,079	10,649
Net pension asset (liability)	3,996	(5,548)
Unrealized gain on investment securities available for sale	6,965	5,648
Net deferred loan fees and costs	4,309	2,592
Other	3,863	2,124

Deferred tax liability	40,643	24,234

Net deferred tax asset	$14,571	$25,102

The valuation allowance of $1,339 and $3,457 at December 31, 2003 and 2002, respectively, is the amount necessary to reduce BancShares’ gross state deferred tax asset to the amount that is more likely than not to be realized. Remaining deferred tax assets are more likely than not to be realized due to taxable income in prior years that is available through carryback and future taxable income.

NOTE N—RELATED PARTY TRANSACTIONS

BancShares, FCB and ASB have had, and expect to have in the future, banking transactions in the ordinary course of business with several directors, officers and their associates (Related Parties), on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

An analysis of changes in the aggregate amounts of loans to Related Parties for the year ended December 31, 2003 is as follows:

Balance at beginning of year	$36,582
New loans	472
Repayments	(12,153)

Balance at end of year	$24,901

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

In addition to these outstanding loan balances there is $15,392 available to Related Parties in unfunded loan commitments.

BancShares provides certain processing and operational services to other financial institutions. Certain of these institutions are deemed to be Related Parties since significant shareholders of BancShares are also deemed to be significant shareholders of the other banks. During 2003, 2002 and 2001, BancShares received $20,036, $18,565 and $17,273, respectively, for services rendered to these Related Parties, substantially all of which is included in fees from processing services and relates to data processing services.

During 2003, BancShares sold several of its branch offices to a Related Party. Income from sale of branches includes gains of $5,710 recognized on the sale of these branches.

Other expense includes $4,897, $4,300 and $3,624 in legal expense incurred during 2003, 2002 and 2001, respectively, for the firm that serves as BancShares’ general counsel. The senior attorney of that firm is a Related Party since he is member of BancShares’ board of directors.

Investment securities available for sale includes an investment in a Related Party. This investment had a carrying value of $18,742, $13,804 and $10,272 at December 31, 2003, 2002 and 2001, respectively. For each period, the investment had a cost of $508.

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

The following table provides information regarding the acquisitions and divestitures of branches that have been consummated during the three-year period ended December 31, 2003:

Year	Transaction	Assets[1]	Deposits	Intangible
2003	Purchase of two branches by First Citizens Bank	$76,687	$67,887	$9,063
2003	Sale of four branches by First Citizens Bank[2]	(32,631)	(114,727)	(1,820)
2002	Purchase of two branches by First Citizens Bank	4,448	24,285	2,574
2001	Purchase of two branches by First Citizens Bank	12,014	50,493	3,905

[1]	Excludes the transfer of cash
[2]	Sale of offices to a related party; see Note N

NOTE P—GOODWILL AND INTANGIBLE ASSETS

On January 1, 2002, BancShares fully adopted the provisions of Statement of Financial Accounting Standards No. 142 (Statement 142), which provides guidance for the accounting for goodwill and intangible assets. Statement 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with existing accounting guidance. Certain provisions of Statement 142 were effective on July 1, 2001.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

In accordance with the provisions of Statement 142, BancShares discontinued the amortization of goodwill effective January 1, 2002. Set forth below is a summary of goodwill activity during 2003 and 2002:

	2003	2002
Balance, January 1	$97,362	$41,240
Reclassification pursuant to adoption of Statement 147	—	54,524
Goodwill generated by branch purchases	6,529	1,598
Goodwill written off due to sale of branches	(1,820)	—

Balance, December 31	$102,071	$97,362

The following information relates to other intangible assets, all of which are being amortized over their estimated useful lives:

	2003	2002
Balance, January 1	$13,977	$70,328
Reclassification pursuant to adoption of Statement 147	—	(54,524)
Intangible generated by branch purchases	2,534	976
Amortization	(2,583)	(2,803)

Balance, December 31	$13,928	$13,977

Based on current estimated useful lives and current carrying values, BancShares anticipates amortization expense for intangible assets in subsequent periods to be:

2004	$2,310
2005	2,234
2006	2,089
2007	1,913
2008	1,820
Beyond 2008	3,562

The following table describes the impact of the adoption of Statements 142 and 147 on net income and net income per share:

	Year ended December 31
	2003	2002	2001
Net income	$75,187	$92,756	$86,936
Addition of goodwill amortization	—	—	5,100
Addition of amortization for intangible assets reclassified to goodwill under Statement 147	—	—	4,990

Adjusted net income	$75,187	$92,756	$97,026

Net income per share	$7.19	$8.85	$8.27
Addition of goodwill amortization	—	—	0.49
Addition of amortization for intangible assets reclassified to goodwill under Statement 147	—	—	0.47

Adjusted net income per share	$7.19	$8.85	$9.23

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

Based on the most recent notifications from its regulators, FCB and ASB are well capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2003, BancShares, FCB and ASB met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect FCB’s and ASB’s well capitalized status.

Following is an analysis of FCB and ASB capital ratios as of December 31, 2003 and 2002.

	FCB		ASB		Requirement for Well-capitalized Status
	2003	2002	2003	2002
Risk-based capital:
Tier 1 capital	$855,161	$842,083	$172,822	$147,829
Total capital	953,984	932,628	185,444	158,386
Risk-adjusted assets	7,822,099	7,232,191	1,101,998	874,841
Quarterly average tangible assets	11,124,113	10,827,881	—	—
Adjusted total assets	—	—	1,207,073	1,038,438
Tier 1 risk-based capital ratio	10.93%	11.64%	15.68%	16.90%	6.00%
Total risk-based capital ratio	12.20	12.90	16.83	18.10	10.00
Leverage capital ratio	7.69	7.78	14.32	14.24	5.00

The Board of Directors of FCB may declare a dividend on a portion of its undivided profits as it may deem appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, without prior regulatory approval. As of December 31, 2003 this amount was $634,647. Dividends declared by FCB amounted to $67,394 in 2003, $67,879 in 2002 and $81,001 in 2001.

BancShares and its banking subsidiaries are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations require the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of vault cash. For 2003, the requirements averaged $108,659 for FCB and $3,095 for ASB. Both obligations were fully satisfied by vault cash balances.

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

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit-risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment. At December 31, 2003 and 2002, BancShares had unused commitments totaling $4,441,511 and $4,128,915 respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, BancShares’ credit policies also govern the issuance of standby letters of credit. At December 31, 2003 and 2002, BancShares had standby letters of credit amounting to $40,517 and $35,257, respectively.

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

In January 2004, FCB agreed to purchase land and a nine-story office building in Raleigh, North Carolina for a total price of $29,318. Subject to various conditions being satisfied, the transaction is scheduled to occur during mid-2004.

NOTE S—SEGMENT DISCLOSURES

BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and ASB. Although FCB and ASB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity has a separate management group. Additionally, the financial results and trends of ASB reflect the de novo nature of its growth.

FCB is a mature banking institution that operates from a single charter from its branch network in North Carolina, Virginia and West Virginia. ASB began operations in 1997 and operates from a thrift charter in Florida, Georgia and Texas, Arizona and California. ASB’s significance to BancShares’ consolidated financial results continues to grow.

Management has determined that FCB and ASB are reportable business segments. In the aggregate, FCB and its consolidated subsidiaries, which are integral to its branch operation, and ASB account for more than 90 percent of consolidated assets, revenues and net income. The ‘Other’ category in the accompanying table includes activities of the parent company, Neuse, Incorporated, a subsidiary that owns real property used in the banking operation and American Guaranty Insurance Corporation, a property insurance company. For 2002 and 2001, ‘Other’ also includes the entities that issued the outstanding trust preferred securities. For 2003, pursuant to the provisions of FIN 46, those entities were no longer included in the consolidated financial statements.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table provides selected financial information for BancShares’ reportable business segments:

	2003
	ASB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$58,232	$451,434	$3,149	$512,815	$(2,338)	$510,477
Interest expense	19,103	109,050	22,722	150,875	(2,338)	148,537

Net interest income	39,129	342,384	(19,573)	361,940	—	361,940
Provision for loan losses	2,891	21,296	—	24,187	—	24,187

Net interest income after provision for loan losses	36,238	321,088	(19,573)	337,753	—	337,753
Noninterest income	5,546	240,269	2,922	248,737	(4,801)	243,936
Noninterest expense	44,625	421,564	3,700	469,889	(4,801)	465,088

Income (loss) before income taxes	(2,841)	139,793	(20,351)	116,601	—	116,601
Income taxes	(857)	49,076	(6,805)	41,414	—	41,414

Net income (loss)	$(1,984)	$90,717	$(13,546)	$75,187	$—	$75,187

Period-end assets	$1,210,271	$11,281,943	$1,452,184	$13,944,398	$(1,384,490)	$12,559,908

	2002
	ASB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$57,094	$534,264	$29,028	$620,386	$(24,217)	$596,169
Interest expense	24,522	168,936	44,777	238,235	(24,217)	214,018

Net interest income	32,572	365,328	(15,749)	382,151	—	382,151
Provision for loan losses	2,890	23,660	—	26,550	—	26,550

Net interest income after provision for loan losses	29,682	341,668	(15,749)	355,601	—	355,601
Noninterest income	4,959	219,986	118	225,063	(4,768)	220,295
Noninterest expense	36,539	399,189	1,393	437,121	(4,768)	432,353

Income (loss) before income taxes	(1,898)	162,465	(17,024)	143,543	—	143,543
Income taxes	(615)	57,460	(6,058)	50,787	—	50,787

Net income (loss)	$(1,283)	$105,005	$(10,966)	$92,756	$—	$92,756

Period-end assets	$1,039,196	$11,082,641	$1,672,899	$13,794,736	$(1,562,846)	$12,231,890

	2001
	ASB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$52,455	$654,096	$32,790	$739,341	$(23,914)	$715,427
Interest expense	34,084	295,845	40,495	370,424	(23,914)	346,510

Net interest income	18,371	358,251	(7,705)	368,917	—	368,917
Provision for loan losses	4,107	20,027	—	24,134	—	24,134

Net interest income after provision for loan losses	14,264	338,224	(7,705)	344,783	—	344,783
Noninterest income	4,276	207,569	7,253	219,098	(4,455)	214,643
Noninterest expense	30,432	388,969	6,739	426,140	(4,455)	421,685

Income (loss) before income taxes	(11,892)	156,824	(7,191)	137,741	—	137,741
Income taxes	(4,254)	55,849	(790)	50,805	—	50,805

Net income (loss)	$(7,638)	$100,975	$(6,401)	$86,936	$—	$86,936

Period-end assets	$867,210	$10,770,847	$1,702,376	$13,340,433	$(1,475,442)	$11,864,991

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE T—FIRST CITIZENS BANCSHARES, INC. (PARENT COMPANY)

First Citizens BancShares, Inc.’s principal assets are its investments in and receivables from its subsidiaries. Its sources of income are dividends from subsidiaries and interest income. The Parent Company’s condensed balance sheets as of December 31, 2003 and 2002, and the related condensed statements of income and cash flows for the years ended December 31, 2003, 2002 and 2001 are as follows:

CONDENSED BALANCE SHEETS

	December 31
	2003	2002
Assets
Cash	$8,086	$36,199
Investment securities held to maturity	20,095	—
Investment securities available for sale	51,549	95,755
Investment in subsidiaries	1,169,522	1,120,273
Due from subsidiaries	215,223	175,989
Other assets	39,446	45,123

Total assets	$1,503,921	$1,473,339

Liabilities and Shareholders’ Equity
Short-term borrowings	$190,978	$239,718
Long-term obligations	257,733	257,733
Other liabilities	25,905	8,597
Shareholders’ equity	1,029,305	967,291

Total liabilities and shareholders’ equity	$1,503,921	$1,473,339

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31
	2003	2002	2001
Interest income	$2,975	$7,598	$17,952
Interest expense	22,643	23,958	26,728

Net interest income (loss)	(19,668)	(16,360)	(8,776)
Dividends from subsidiaries	67,394	67,879	81,001
Other income	(269)	(1,072)	6,888
Other operating expense	1,458	1,379	6,390

Income before income tax benefit and equity in undistributed net income of subsidiaries	45,999	49,068	72,723
Income tax benefit	(7,241)	(6,338)	(913)

Income before equity in undistributed net income of subsidiaries	53,240	55,406	73,636
Equity in undistributed net income of subsidiaries	21,947	37,350	13,300

Net income	$75,187	$92,756	$86,936

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001
OPERATING ACTIVITIES
Net income	$75,187	$92,756	$86,936
Adjustments
Undistributed net income of subsidiaries	(21,947)	(37,350)	(13,300)
Net amortization of premiums and discounts	485	2,329	401
Securities (gains) losses	(306)	1,081	(7,189)
Change in other assets	5,677	3,288	1,113
Change in other liabilities	18,689	164	5,143

Net cash provided by operating activities	77,785	62,268	73,104

INVESTING ACTIVITIES
Net change in due from subsidiaries	(39,234)	(25,002)	9,249
Purchase of investment securities held to maturity	(5,031)	—	—
Purchase of investment securities available for sale	(20,095)	(40,000)	(95,366)
Maturities of investment securities held to maturity	—	117,671	39,599
Proceeds from sales of investment securities available for sale	52,351	50,727	13,883
Investment in subsidiaries	(30,000)	(100,000)	(34,260)

Net cash used by investing activities	(42,009)	3,396	(66,895)

FINANCING ACTIVITIES
Net change in short-term borrowings	(48,740)	(105,819)	(12,407)
Originations of long-term obligations	—	—	103,093
Repurchase of common stock	(3,652)	(1,014)	(3,495)
Cash dividends paid	(11,497)	(10,478)	(10,506)

Net cash provided (used) by financing activities	(63,889)	(117,311)	76,685

Net change in cash	(28,113)	(51,647)	82,894
Cash balance at beginning of year	36,199	87,846	4,952

Cash balance at end of year	$8,086	$36,199	$87,846

Cash payments for
Interest	$14,962	$24,046	$26,990
Income taxes	22,499	45,232	51,321
Supplemental disclosure of noncash investing and financing activities:
Unrealized securities gains	3,293	1,656	2,969

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2004

FIRST CITIZENS BANCSHARES, INC. (Registrant)

/S/    JAMES B. HYLER, JR.

James B. Hyler, Jr.

Vice Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on March 5, 2004.

Signature	Title	Date

/s/ LEWIS R. HOLDING* Lewis R. Holding	Chairman and Chief Executive Officer (principal executive officer)	March 5, 2004

/s/ FRANK B. HOLDING* Frank B. Holding	Executive Vice Chairman	March 5, 2004

/s/ JAMES B. HYLER, JR. James B. Hyler, Jr.	Vice Chairman	March 5, 2004

/s/ FRANK B. HOLDING, JR.* Frank B. Holding, Jr.	President	March 5, 2004

/S/ KENNETH A. BLACK Kenneth A. Black	Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	March 5, 2004

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	March 5, 2004

/s/ CARMEN HOLDING AMES * Carmen Holding Ames	Director	March 5, 2004

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	March 5, 2004

/s/ GEORGE H. BROADRICK * George H. Broadrick	Director	March 5, 2004

/s/ HUBERT M. CRAIG, III * Hubert M. Craig, III	Director	March 5, 2004

/s/ H. LEE DURHAM * H. Lee Durham	Director	March 5, 2004

/s/ LEWIS M. FETTERMAN * Lewis M. Fetterman	Director	March 5, 2004

/s/ CHARLES B.C. HOLT * Charles B.C. Holt	Director	March 5, 2004

Signature	Title	Date

/s/ GALE D. JOHNSON, M.D. * Gale D. Johnson, M.D.	Director	March 5, 2004

/s/ FREEMAN R. JONES * Freeman R. Jones	Director	March 5, 2004

/s/ LUCIUS S. JONES * Lucius S. Jones	Director	March 5, 2004

/s/ JOSEPH T. MALONEY, JR. * Joseph T. Maloney, Jr.	Director	March 5, 2004

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	March 5, 2004

/s/ LEWIS T. NUNNELEE, II * Lewis T. Nunnelee, II	Director	March 5, 2004

/s/ C. RONALD SCHEELER * C. Ronald Scheeler	Director	March 5, 2004

/s/ RALPH K. SHELTON * Ralph K. Shelton	Director	March 5, 2004

/s/ R. C. SOLES, JR. * R. C. Soles, Jr.	Director	March 5, 2004

/s/ DAVID L. WARD, JR * David L. Ward, Jr.	Director	March 5, 2004

*	Alexander G. MacFadyen, Jr. hereby signs this Annual Report on Form 10-K on March 5, 2004, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/s/ ALEXANDER G. MACFADYEN, JR.
Alexander G. MacFadyen, Jr. As Attorney-In-Fact

EXHIBIT INDEX

3.1		Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1992)

3.2		Bylaws of the Registrant, as amended (filed herewith)

4.1		Specimen of Registrant’s Class A Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993)

4.2		Specimen of Registrant’s Class B Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993)

4.3		Amended and Restated Trust Agreement of FCB/NC Capital Trust I (incorporated by reference from Registration No. 333-59039)

4.4		Form of Guarantee Agreement (incorporated by reference from Registration No. 333-59039)

4.5		Junior Subordinated Indenture dated March 5, 1998 between Registrant and Bankers Trust Company, as Debenture Trustee (incorporated by reference from Registration No. 333-59039)

4.6		Amended and Restated Trust Agreement of FCB/NC Capital Trust II (incorporated by reference from Registration No. 333-68340)

4.7		Guarantee Agreement relating to Registrant’s guarantee of the capital securities of FCB/NC Capital Trust II (incorporated by reference from Registration No. 333-68340)

4.8		Junior Subordinated Indenture dated October 10, 2001, between Registrant and Bankers Trust Company, as Delaware Trustee (incorporated by reference from Registration No. 333-68340)

10.1	(a)	Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 1, 1986, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and Lewis R. Holding (filed herewith)

10.1	(b)	Fifth Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated October 28, 2002 between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and Lewis R. Holding (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2002)

10.2	(a)	Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 1, 1986, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding (filed herewith)

10.2	(b)	Fifth Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated October 28, 2002 between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2002)

10.3		Amended and Restated Employee Deferred Compensation, Consultation, Post-Retirement Non-Competition and Death Benefit Agreement dated March 1, 2004 between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and James B. Hyler, Jr. (filed herewith)

10.4		Amended and Restated Employee Deferred Compensation, Consultation, Post-Retirement Non-Competition and Death Benefit Agreement dated March 1, 2004 between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding, Jr. (filed herewith)

10.5		Amended and Restated Employee Deferred Compensation, Consultation, Post-Retirement Non-Competition and Death Benefit Agreement dated March 4, 2004 between Registrant’s subsidiary, Atlantic States Bank and James M. Parker (filed herewith)

10.6		Second Death Benefit and Post-Retirement Non-Competition and Consultation Agreement dated April 28, 1997, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1997)

10.7		Consulting Agreement dated February 17, 1988, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1987)

10.13	Article IV Section 4.1.d of the Agreement and Plan of Reorganization and Merger by and among First Investors Savings Bank, Inc., SSB, First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page II-38 of Registrant’s S-4 Registration Statement filed with the SEC on December 19, 1994 (Registration No. 33-84514)

10.14	Article IV Section 4.1.e of the Agreement and Plan of Reorganization and Merger by and among State Bank and First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page I-36 of Registrant’s S-4 Registration Statement filed with the SEC on November 16, 1994 (Registration No. 33-86286)

21	Subsidiaries of the Registrant (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

99	Proxy Statement for Registrant’s 2004 Annual Meeting (separately filed)

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO

KENNETH A. BLACK, CHIEF FINANCIAL OFFICER OF FIRST CITIZENS BANCSHARES, INC.