Form 10-Q
period 2004-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2004-05-10
CIK 798941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X Quarterly  Report  Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934
  For the quarterly period ended March 31, 2004

                                       or

  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission File Number: 0-16471


                         First Citizens BancShares, Inc
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                56-1528994
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


3128 Smoketree Court, Raleigh, North Carolina            27604
--------------------------------------------------------------------------------
(Address of principle executive offices)               (Zip code)


                                 (919) 716-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


               Class A Common Stock-$1 Par Value-8,758,670 shares
               Class B Common Stock-$1 Par Value-1,677,675 shares
--------------------------------------------------------------------------------
           (Number of shares outstanding, by class, as of May 5, 2004)


First Citizens BancShares, Inc and Subsidiaries
First Quarter 2004

                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated  Balance Sheets at March 31, 2004,
          December 31, 2003,and March 31, 2003                          4

          Consolidated Statements of Income for the three-month
          periods ended March 31, 2004 and March 31, 2003               5

	  Consolidated  Statements  of Changes in  Shareholders'
          Equity for the three-month  periods ended March 31, 2004,
          and March 31, 2003                                            6

          Consolidated Statements of Cash Flows for the three-month
          periods ended March 31, 2004, and March 31, 2003              7
           Notes to Consolidated Financial Statements                 8-9

Item 2.   Management's Discussion and Analysis of Financial         10-27
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk   21

Item 4.   Controls and Procedures

     (a) BancShares' Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of BancShares' disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (Exchange Act). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, BancShares' disclosure controls and procedures were effective in enabling it to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act. (b) During the quarter, there were no significant changes in Registrant's internal controls over financial reporting or in other factors that could significantly affect these controls.

     (b) No change in BancShares' internal control over financial reporting occurred during the first quarter of 2004 that materially affected, or is reasonably likely to materially affect, BancShares' internal control over financial reporting.

First Citizens BancShares, Inc and Subsidiaries
First Quarter 2004

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.
               31.1   Certification of Chief Executive Officer
               31.2   Certification of Chief Financial Officer
               32     Certifications of Chief Executive Officer and
                       Chief Financial Officer

          (b) Reports on Form 8-K. During the quarter ended March 31, 2004, Registrant filed no Current Reports on Form 8-K.



                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS BANCSHARES, INC.
                                                      (Registrant)


Dated: May 7, 2004                            By:/s/Kenneth A. Black
                                              Kenneth A. Black
                                              Vice President, Treasurer,
                                              and Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
First Quarter 2004


Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries

                                                                    March 31*         December 31#           March 31*
(thousands, except share data)                                           2004                 2003                2003
-----------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                             $ 639,658            $ 790,168           $ 753,578
Overnight investments                                                 622,212              294,405             925,255
Investment securities held to maturity                              1,064,751            1,226,717           1,991,916
Investment securities available for sale                            1,085,987            1,242,730             370,214
Loans                                                               8,616,987            8,326,598           7,704,492
Less reserve for loan losses                                          121,957              119,357             113,382
-----------------------------------------------------------------------------------------------------------------------
     Net loans                                                      8,495,030            8,207,241           7,591,110
Premises and equipment                                                542,340              539,616             509,733
Income earned not collected                                            39,336               41,929              41,977
Other assets                                                          217,641              217,102             204,958
-----------------------------------------------------------------------------------------------------------------------
      Total assets                                               $ 12,706,955         $ 12,559,908        $ 12,388,741
=======================================================================================================================

Liabilities
Deposits:
  Noninterest-bearing                                             $ 2,225,397          $ 2,178,897         $ 1,992,797
  Interest-bearing                                                  8,570,139            8,532,435           8,601,583
-----------------------------------------------------------------------------------------------------------------------
     Total deposits                                                10,795,536           10,711,332          10,594,380
Short-term borrowings                                                 467,895              430,191             438,427
Long-term obligations                                                 289,118              289,277             253,386
Other liabilities                                                     107,323               99,803             118,913
-----------------------------------------------------------------------------------------------------------------------
     Total liabilities                                             11,659,872           11,530,603          11,405,106
Shareholders' Equity
Common stock:
   Class A - $1 par value (8,758,670; 8,758,670 and
       8,792,561 shares issued, respectively)                           8,759                8,759               8,792
   Class B - $1 par value (1,677,675 shares
       issued, respectively, for all periods)                           1,678                1,678               1,678
Surplus                                                               143,766              143,766             143,766
Retained earnings                                                     878,931              864,470             819,533
Accumulated other comprehensive income                                 13,949               10,632               9,866
-----------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                     1,047,083            1,029,305             983,635
-----------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                 $ 12,706,955         $ 12,559,908        $ 12,388,741
=======================================================================================================================

* Unaudited
# Derived from the Consolidated Balance Sheets included in the 2002 Annual
  Report on Form 10-K.

 See accompanying Notes to Consolidated Financial
Statements.

First Citizens BancShares, Inc and Subsidiaries
First Quarter 2004

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries
                                                                                                Three Months Ended March 31
(thousands, except per share data; unaudited)                                                     2004                 2003
----------------------------------------------------------------------------------------------------------------------------
Loans                                                                                        $ 109,594            $ 113,440
Investment securities:
U. S. Government                                                                                12,920               15,429
State, county and municipal                                                                         73                   38
Dividends                                                                                          269                  377
----------------------------------------------------------------------------------------------------------------------------
  Total investment securities interest and dividend income                                      13,262               15,844
Overnight investments                                                                              838                1,790
----------------------------------------------------------------------------------------------------------------------------
  Total interest income                                                                        123,694              131,074
Interest expense
Deposits                                                                                        25,122               36,334
Short-term borrowings                                                                              692                  581
Long-term obligations                                                                            5,413                5,243
----------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                                        31,227               42,158
----------------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                           92,467               88,916
Provision for loan losses                                                                        7,847                5,563
----------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                           84,620               83,353
Noninterest income
Service charges on deposit accounts                                                             19,371               18,444
Cardholder and merchant services income                                                         14,129               12,386
Trust income                                                                                     4,310                3,723
Fees from processing services                                                                    5,856                5,138
Commission income                                                                                6,554                6,018
ATM income                                                                                       2,394                2,104
Mortgage income                                                                                  1,976                3,719
Other service charges and fees                                                                   3,461                3,905
Securities gains (losses)                                                                        1,852                 (975)
Other                                                                                            1,640                1,587
----------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                                                      61,543               56,049
Noninterest expense
Salaries and wages                                                                              51,067               48,119
Employee benefits                                                                               12,570               11,471
Occupancy expense                                                                               11,330               10,234
Equipment expense                                                                               12,650               11,968
Other                                                                                           31,279               29,152
----------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                                                    118,896              110,944
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                      27,267               28,458
Income taxes                                                                                     9,936               10,164
----------------------------------------------------------------------------------------------------------------------------
   Net income                                                                                   17,331               18,294
============================================================================================================================
Other comprehensive income net of taxes
Unrealized securities gains arising during period                                                4,438                  620
Less: reclassified adjustment for gains (losses) included in net income                          1,121                 (590)
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                                       3,317                1,210
----------------------------------------------------------------------------------------------------------------------------
   Comprehensive income                                                                       $ 20,648             $ 19,504
----------------------------------------------------------------------------------------------------------------------------
Average shares outstanding                                                                  10,436,345           10,472,065
Net income per share                                                                            $ 1.66               $ 1.75
----------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2004

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries
                                                                                                        Accumulated
                                                      Class A    Class B                                      Other           Total
                                                       Common     Common                 Retained     Comprehensive   Shareholders'
(thousands,except share data, unaudited)                Stock      Stock      Surplus    Earnings            Income          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                          $ 8,794    $ 1,678    $ 143,766   $ 804,397           $ 8,656       $ 967,291
Redemption of 2,108 shares of Class A
    common stock                                           (2)                               (193)                             (195)
Redemption of 950 shares of Class B
    common stock                                                       -                      (86)                              (86)
Net income                                                                                 18,294                            18,294
Unrealized securities gains, net of deferred taxes                                                            1,210           1,210
Cash dividends                                                                             (2,879)                           (2,879)
====================================================================================================================================
 Balance at March 31, 2003                            $ 8,792    $ 1,678    $ 143,766   $ 819,533           $ 9,866       $ 983,635
====================================================================================================================================

Balance at December 31, 2003                          $ 8,759    $ 1,678    $ 143,766   $ 864,470          $ 10,632     $ 1,029,305
Net income                                                                                 17,331                            17,331
Unrealized securities gains, net of deferred taxes                                                            3,317           3,317
Cash dividends                                                                             (2,870)                           (2,870)
====================================================================================================================================
 Balance at March 31, 2004                            $ 8,759    $ 1,678    $ 143,766   $ 878,931          $ 13,949     $ 1,047,083
====================================================================================================================================

See accompanying Notes to Consolidated Financial Statements


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2004

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries

                                                                                  Three months ended March 31,
                                                                                    2004                2003
---------------------------------------------------------------------------------------------------------------------
Net income                                                                              $ 17,331            $ 18,294
Adjustments to reconcile net income to cash
   provided  by operating activities:
  Amortization of intangibles                                                                581                 666
  Provision for loan losses                                                                7,847               5,563
  Deferred tax benefit                                                                     1,612               2,143
  Change in current taxes payable                                                          7,040              12,337
  Depreciation                                                                            11,103               9,728
  Change in accrued interest payable                                                      (3,870)             (7,571)
  Change in income earned not collected                                                    2,593               4,982
  Securities losses (gains)                                                               (1,852)                975
  Origination of loans held for sale                                                    (123,372)           (230,336)
  Proceeds from sale of loans held for sale                                              125,823             230,415
  Gain on loans held for sale                                                             (1,066)             (1,951)
  Net amortization of premiums and discounts                                               2,823               5,473
  Net change in other assets                                                              (4,895)            (13,087)
  Net change in other liabilities                                                          4,350               5,204
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 46,048              42,835
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Net change in loans outstanding                                                       (297,021)            (87,071)
  Purchases of investment securities held to maturity                                    (76,363)           (156,111)
  Purchases of investment securities available for sale                                 (381,082)           (247,535)
  Proceeds from maturities of investment securities held to maturity                     235,506             576,305
  Proceeds from maturities of investment securities available for sale                   545,157                   -
  Net change in overnight investments                                                   (327,807)           (301,685)
  Dispositions of premises and equipment                                                   3,783               5,526
  Additions to premises and equipment                                                    (17,610)            (17,720)
---------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                   (315,437)           (228,291)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net change in time deposits                                                             60,325             (56,236)
  Net change in demand and other interest-bearing deposits                                23,879             210,996
  Net change in short-term borrowings                                                     37,545             (24,223)
  Repurchases of common stock                                                                  -                (281)
  Cash dividends paid                                                                     (2,870)             (2,879)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                118,879             127,377
---------------------------------------------------------------------------------------------------------------------
Change in cash and due from banks                                                       (150,510)            (58,079)
Cash and due from banks at beginning of period                                           790,168             811,657
=====================================================================================================================
 Cash and due from banks at end of period                                              $ 639,658           $ 753,578
=====================================================================================================================
CASH PAYMENTS FOR:
  Interest                                                                              $ 35,097            $ 49,729
  Income taxes                                                                               211                  27
---------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized securities gains                                                            $ 5,480             $ 2,001
---------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2004

Notes to Consolidated Financial Statements
First Citizens BancShares, Inc. and Subsidiaries

Note A
Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
     In the opinion of management, the consolidated financial statements contain all material adjustments necessary to present fairly the financial position of First Citizens BancShares, Inc. as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the 2003 First Citizens BancShares, Inc. Annual Report, which is incorporated by reference on Form 10-K. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2004. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2004

Note B
Operating Segments
     BancShares conducts its banking operations through its two wholly-owned subsidiaries, First-Citizens Bank & Trust Company (FCB) and IronStone Bank
(ISB). Although FCB and ISB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity has a separate management group. Additionally, the financial results and trends of ISB reflect the de novo nature of its growth.
     FCB is a mature banking institution that operates from a single charter from its branch network in North Carolina, Virginia and West Virginia. ISB began operations in 1997 and currently operates branches in Georgia, Florida, Texas, Arizona and California under a federal thrift charter.
     In the aggregate, FCB and its consolidated subsidiaries, which are integral to its branch operation, and ISB account for more than 90 percent of consolidated assets, revenues and net income. Other includes activities of the parent company, Neuse, Incorporated, a subsidiary that owns real property used in the banking operation and American Guaranty Insurance Corporation, a property insurance company.
     The adjustments in the accompanying tables represent the elimination of the impact of certain inter-company transactions. The adjustments to interest income and interest expense neutralize the earnings and cost of inter-company borrowings. The adjustments to noninterest income and noninterest expense reflect the elimination of management fees and other services fees paid by one company to another within BancShares' consolidated group.

                                                                         March 31, 2004
                                            ISB             FCB            Other         Total        Adjustments   Consolidated

Interest income                          $ 15,193       $ 108,446          $ 571      $ 124,210          $ (516)     $ 123,694
Interest expense                            4,562          21,720          5,461         31,743            (516)        31,227
                                   --------------------------------------------------------------------------------------------
Net interest income                        10,631          86,726         (4,890)        92,467               -         92,467
Provision for loan losses                     699           7,148              -          7,847               -          7,847
                                   --------------------------------------------------------------------------------------------
Net interest income after                   9,932          79,578         (4,890)        84,620               -         84,620
      provision for loan losses
Noninterest income                          1,255          59,540          2,430         63,225          (1,682)        61,543
Noninterest expense                        11,152         108,697            729        120,578          (1,682)       118,896
                                   --------------------------------------------------------------------------------------------
Income (loss) before income taxes              35          30,421         (3,189)        27,267               -         27,267
Income taxes                                   62          10,975         (1,101)         9,936               -          9,936
                                   --------------------------------------------------------------------------------------------
 Net income (loss)                          $ (27)       $ 19,446       $ (2,088)      $ 17,331             $ -       $ 17,331
                                   ============================================================================================
 Period-end assets                    $ 1,248,913    $ 11,334,414    $ 1,551,014   $ 14,134,341    $ (1,427,386)   $12,706,955


                                                                         March 31, 2003
                                             ISB            FCB            Other         Total        Adjustments   Consolidated

Interest income                          $ 14,568       $ 116,339        $ 6,152      $ 137,059        $ (5,985)     $ 131,074
Interest expense                            5,299          32,169         10,675         48,143          (5,985)        42,158
                                   --------------------------------------------------------------------------------------------
Net interest income                         9,269          84,170         (4,523)        88,916               -         88,916
Provision for loan losses                     196           5,367              -          5,563                          5,563
                                   --------------------------------------------------------------------------------------------
Net interest income after                   9,073          78,803         (4,523)        83,353               -         83,353
      provision for loan losses
Noninterest income                          1,233          56,796           (538)        57,491          (1,104)        56,387
Noninterest expense                        10,189         101,356            841        112,386          (1,104)       111,282
                                   --------------------------------------------------------------------------------------------
Income (loss) before income taxes             117          34,243         (5,902)        28,458               -         28,458
Income taxes                                   50          12,200         (2,086)        10,164                         10,164
                                   --------------------------------------------------------------------------------------------
Net income (loss)                            $ 67        $ 22,043       $ (3,816)      $ 18,294             $ -       $ 18,294
                                    ============================================================================================
Period-end assets                     $ 1,095,895    $ 11,201,620    $ 1,747,422   $ 14,044,937    $ (1,656,196)  $ 12,388,741


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2004

Note C
Employee Benefits



     BancShares   recognized   pension  expense   totaling  $2,703  and  $2,300,
respectively, in the quarters ended March 31, 2004 and 2003. Pension expense is included as a component of employee benefits expense.

Components of Net Periodic Benefit Cost                          2004                 2003
Service cost                                                   $2,891               $1,847
Interset cost                                                   3,744                2,663
Expected return on plan assets                                 (4,473)              (2,403)
Amortization of prior service cost                                 38                   29
Recognized net actuarial loss                                     503                  164
                                                  -----------------------------------------
Net periodic benefit cost                                      $2,703               $2,300

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2004

 Financial Summary                                                                                                Table 1

                                               2004                                      2003
(thousands, except per share data              First           Fourth            Third           Second            First
    and ratios)                              Quarter          Quarter          Quarter          Quarter          Quarter
---------------------------------------------------------------------------------------------------------------------------
Summary of Operations
 Interest income                           $ 123,694        $ 125,343        $ 124,887        $ 129,173        $ 131,074
Interest expense                              31,227           32,301           34,573           39,505           42,158
---------------------------------------------------------------------------------------------------------------------------
Net interest income                           92,467           93,042           90,314           89,668           88,916
Provision for loan losses                      7,847            5,079            6,353            7,192            5,563
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for loan losses                           84,620           87,963           83,961           82,476           83,353
Noninterest income                            61,543           58,601           62,736           66,550           56,049
Noninterest expense                          118,896          120,089          118,478          115,577          110,944
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                    27,267           26,475           28,219           33,449           28,458
Income taxes                                   9,936            9,901            8,672           12,677           10,164
---------------------------------------------------------------------------------------------------------------------------
 Net income                                 $ 17,331         $ 16,574         $ 19,547         $ 20,772         $ 18,294
===========================================================================================================================
 Net interest income-taxable equivalent     $ 92,758         $ 93,297         $ 90,568         $ 89,926         $ 89,200
---------------------------------------------------------------------------------------------------------------------------
Selected Quarterly Averages
 Total assets                           $ 12,508,227     $ 12,449,537     $ 12,287,273     $ 12,203,618     $ 12,054,717
 Investment securities                     2,340,956        2,602,630        2,665,203        2,594,983        2,476,426
 Loans                                     8,454,599        8,140,751        7,946,501        7,811,739        7,642,673
 Interest-earning assets                  11,138,812       11,100,897       10,994,308       10,890,420       10,741,160
 Deposits                                 10,634,865       10,612,173       10,441,989       10,394,829       10,283,143
 Interest-bearing liabilities              9,210,244        9,178,628        9,126,076        9,177,931        9,173,567
 Long-term obligations                       289,161          261,333          253,351          253,379          253,389
 Shareholders' equity                    $ 1,037,260      $ 1,020,181      $ 1,002,524        $ 991,047        $ 974,900
 Shares outstanding                       10,436,345       10,436,345       10,436,345       10,465,909       10,472,065
---------------------------------------------------------------------------------------------------------------------------
Selected Quarter-End Balances
 Total assets                           $ 12,706,955     $ 12,552,227     $ 12,387,281     $ 12,394,744     $ 12,388,741
 Investment securities                     2,150,738        2,469,447        2,646,829        2,475,821        2,362,130
 Loans                                     8,616,987        8,326,598        8,026,502        7,857,220        7,704,492
 Interest-earning assets                  11,389,937       11,090,450       10,941,968       10,951,437       10,991,877
 Deposits                                 10,795,536       10,711,332       10,563,135       10,558,616       10,594,380
 Interest-bearing liabilities              9,327,152        9,251,903        9,165,645        9,158,867        9,293,396
 Long-term obligations                       289,118          289,277          256,752          253,376          253,386
 Shareholders' equity                    $ 1,047,083      $ 1,029,305      $ 1,015,678        $ 999,789        $ 983,635
 Shares outstanding                       10,436,345       10,436,345       10,436,345       10,436,345       10,470,236
---------------------------------------------------------------------------------------------------------------------------
Profitability Ratios (averages)
Rate of return (annualized) on:
   Total assets                                 0.56 %           0.53 %           0.63 %           0.68 %           0.62 %
   Shareholders' equity                         6.72             6.45             7.74             8.41             7.61
Dividend payout ratio                          16.57            17.30            14.71            13.89            15.71
---------------------------------------------------------------------------------------------------------------------------
Liquidity and Capital Ratios (averages)
Loans to deposits                              79.50  %         76.71  %         76.10  %         75.15  %         74.32  %
Shareholders' equity to total assets            8.29             8.19             8.16             8.12             8.09
Time certificates of $100,000 or more to
   total deposits                              10.69            10.31            10.22            10.34            10.44
---------------------------------------------------------------------------------------------------------------------------
Per Share of Stock
 Net income                                   $ 1.66           $ 1.59           $ 1.87           $ 1.98           $ 1.75
Cash dividends                                 0.275            0.275            0.275            0.275            0.275
Book value at period end                      100.33            98.63            97.32            95.80            93.95
Tangible book value at period end              89.25            87.56            86.95            85.36            83.39
---------------------------------------------------------------------------------------------------------------------------


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2004

Outstanding Loans by Type                                                                                               Table 2

                                                   2004                                      2003
                                                   First           Fourth           Third           Second           First
(thousands)                                       Quarter         Quarter          Quarter         Quarter          Quarter
--------------------------------------------------------------------------------------------------------------------------------
Real estate:
   Construction and land development                $ 878,790       $ 854,660        $ 839,650       $ 835,209        $ 834,027
  Mortgage:
    1-4 family residential                            912,015         904,082          923,691         950,555          975,010
    Commercial                                      2,462,854       2,347,792        2,221,741       2,140,521        2,077,633
    Revolving                                       1,646,662       1,598,603        1,530,096       1,466,454        1,404,014
    Other                                             159,668         160,043          160,222         157,597          148,684
--------------------------------------------------------------------------------------------------------------------------------
Total real estate                                   6,059,989       5,865,180        5,675,400       5,550,336        5,439,368
Commercial and industrial                             986,819         929,039          909,314         937,125          936,387
Consumer                                            1,345,782       1,303,718        1,233,856       1,174,807        1,135,622
Lease financing                                       162,765         160,390          146,416         140,133          137,562
Other                                                  61,632          68,271           61,516          54,819           55,553
--------------------------------------------------------------------------------------------------------------------------------
    Total loans                                     8,616,987       8,326,598        8,026,502       7,857,220        7,704,492
Less reserve for loan losses                          121,957         119,357          117,747         115,382          113,382
--------------------------------------------------------------------------------------------------------------------------------
     Net loans                                     $8,495,030      $8,207,241       $7,908,755      $7,741,838       $7,591,110
================================================================================================================================


First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2004

Investment Securities                                                                                                    Table 3

                                   March 31, 2004                                     March 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                            Average    Taxable                                Average    Taxable
                                                   Fair    Maturity Equivalent                        Fair   Maturity Equivalent
(thousands)                           Cost        Value  (Yrs./Mos.)     Yield           Cost        Value (Yrs./Mos.)     Yield
-----------------------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity:
U. S. Government:
Within one year                  $ 924,355    $ 928,562     0/6           1.94 %  $ 1,364,403  $ 1,369,721    0/5           2.42 %
One to five years                  122,207      122,749     1/5           1.75        600,271      608,015    1/5           2.30
Five to ten years                       56           59     5/8           8.00             88           94    6/9           8.00
Ten to twenty years                 15,229       15,914    13/1           5.55         23,247       24,250    14/1          5.55
Over twenty years                      709          733    24/8           7.23          1,617        1,690    25/8          7.14
-----------------------------------------------------------------------------------------------------------------------------------
Total                            1,062,556    1,068,017    0/10           1.97      1,989,626    2,003,770    0/11          2.42
State, county and municipal:
Within one year                          -            -                                     -            -
One to five years                      355          355     1/3           5.55            480          502    2/3           5.55
Five to ten years                      145          156     5/1           5.88            144          155    6/1           5.88
Ten to twenty years                  1,420        1,581    14/1           6.02          1,416        1,555    15/1          6.02
-----------------------------------------------------------------------------------------------------------------------------------
Total                                1,920        2,092    11/0           5.92          2,040        2,212    11/5          5.90
Other
Within one year                         25           25     1/0           1.05              -            -
One to five years                      250          250    24/4           7.75              -            -
Five to ten years                        -            -                                   250          250    5/4           7.75
-----------------------------------------------------------------------------------------------------------------------------------
Total                                  275          275    4/11           7.14            250          250    5/8           7.54
Total investment securities
       held to maturity          1,064,751    1,070,384    0/10           1.98      1,991,916    2,006,232    0/11          2.43
-----------------------------------------------------------------------------------------------------------------------------------

Investment securities available for sale:
U. S. Government:
Within one year                    788,447      789,772     0/3           2.67        292,223      293,238    0/3           3.05
One to five years                  214,270      214,877     1/8           1.81         20,446       20,593    1/4           1.90
Five to ten years                      706          724     8/8           5.04            569          547    8/10          4.48
Ten to twenty years                  1,990        1,986    14/0           4.61              -            -
Over twenty years                   19,013       19,099    28/11          5.24            145          145    29/8          1.15
-----------------------------------------------------------------------------------------------------------------------------------
                                 1,024,426    1,026,458     1/2           2.55        313,383      314,523    0/4           2.97
State, county and municipal:
Within one year                      1,233        1,234     0/2           1.89              -            -
One to five years                    4,029        4,059    2/11           2.53              -            -
Five to ten years                    2,149        2,168     6/9           4.25              -            -
Ten to twenty years                      -            -      -               -              -            -
Over twenty years                      145          145    28/9           1.15              -            -
-----------------------------------------------------------------------------------------------------------------------------------
Total                                7,556        7,606     4/1           2.89              -            -
Marketable equity securities        30,929       51,923                                40,526       55,691
-----------------------------------------------------------------------------------------------------------------------------------
Total investment securities
      available for sale         1,062,911    1,085,987     1/2                       353,909      370,214    0/4
-----------------------------------------------------------------------------------------------------------------------------------
Total investment securities    $ 2,127,662  $ 2,156,371                           $ 2,345,825  $ 2,376,446
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

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2004

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - First Quarter
                                                                                                                          Table 4

                                              2004                                 2003            Increase (decrease) due to:
----------------------------------------------------------------------------------------------------------------------------------
                                                 Interest                         Interest
                                       Average    Income/ Yield/        Average     Income Yield                Yield/      Total
(thousands)                            Balance    Expense  Rate         Balance    Expense /Rate      Volume      Rate     Change
----------------------------------------------------------------------------------------------------------------------------------
Assets
Total loans                        $ 8,454,599  $ 109,863  5.22 %   $ 7,642,673  $ 113,714  6.02 %  $ 11,752 $ (15,603)  $ (3,851)
Investment securities:
U. S. Government                     2,279,443     12,921  2.28       2,417,337     15,429  2.59        (766)   (1,742)    (2,508)
State, county and municipal              9,555         94  3.96           3,546         48  5.49          71       (25)        46
Other                                   51,958        269  2.08          55,543        377  2.75         (20)      (88)      (108)
----------------------------------------------------------------------------------------------------------------------------------
Total investment securities          2,340,956     13,284  2.28       2,476,426     15,854  2.60        (715)   (1,855)    (2,570)
Overnight investments                  343,257        838  0.98         622,061      1,790  1.17        (735)     (217)      (952)
==================================================================================================================================
Total interest-earning assets     $ 11,138,812  $ 123,985  4.47 %  $ 10,741,160  $ 131,358  4.95 %  $ 10,302 $ (17,675)  $ (7,373)
==================================================================================================================================
Liabilities
Deposits:
Checking With Interest             $ 1,451,797      $ 425  0.12 %   $ 1,321,761      $ 609  0.19 %      $ 54    $ (238)    $ (184)
Savings                                719,244        358  0.20         661,427        715  0.44          50      (407)      (357)
Money market accounts                2,603,661      4,300  0.66       2,569,867      6,935  1.09         102    (2,737)    (2,635)
Time deposits                        3,710,755     20,039  2.17       3,938,700     28,075  2.89      (1,311)   (6,725)    (8,036)
----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits      8,485,457     25,122  1.19       8,491,755     36,334  1.74      (1,105)  (10,107)   (11,212)
Federal funds purchased                 47,925        101  0.85          35,171         97  1.12          32       (28)         4
Repurchase agreements                  138,820        119  0.34         161,275        130  0.33         (17)        6        (11)
Master notes                           189,592        314  0.67         226,448        333  0.60         (57)       38        (19)
Other short-term borrowings             59,289        158  1.07           5,529         21  1.54         175       (38)       137
Long-term obligations                  289,161      5,413  7.49         253,389      5,243  8.28         702      (532)       170
==================================================================================================================================
Total interest-bearing liabilities $ 9,210,244   $ 31,227  1.36 %   $ 9,173,567   $ 42,158  1.86 %    $ (270)$ (10,661) $ (10,931)
==================================================================================================================================
Interest rate spread                                       3.11 %                           3.09 %
----------------------------------------------------------------------------------------------------------------------------------
Net interest income and net yield
on interest-earning assets                       $ 92,758  3.35 %                 $ 89,200  3.37 %  $ 10,572  $ (7,014)   $ 3,558
----------------------------------------------------------------------------------------------------------------------------------

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and state income tax rate of 6.90% for each period. The taxable-equivalent adjustment was $291 for 2004 and $284 for 2003.

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2004

Summary of Loan Loss Experience and Risk Elements                                                                        Table 5

                                                        2004            2003
                                                           First           Fourth           Third         Second           First
(thousands, except ratios)                               Quarter          Quarter         Quarter        Quarter         Quarter
-----------------------------------------------------------------------------------------------------------------------------------
Reserve balance at beginning of period                 $ 119,357        $ 117,747       $ 115,382      $ 113,382       $ 112,533
Acquired reserve                                               -              409               -              -               -
Provision for loan losses                                  7,847            5,079           6,353          7,192           5,563
Net charge-offs:
Charge-offs                                               (5,952)          (5,246)         (5,050)        (6,089)         (5,273)
Recoveries                                                   705            1,368           1,062            897             559
-----------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                           (5,247)          (3,878)         (3,988)        (5,192)         (4,714)
-----------------------------------------------------------------------------------------------------------------------------------
Reserve balance at end of period                       $ 121,957        $ 119,357       $ 117,747      $ 115,382       $ 113,382
===================================================================================================================================
Historical Statistics

Average loans                                        $ 8,454,599      $ 8,140,751     $ 7,946,501    $ 7,811,739     $ 7,642,673
Loans at period-end                                    8,616,987        8,326,598       8,026,502      7,857,220       7,704,492
-----------------------------------------------------------------------------------------------------------------------------------
Risk Elements
Nonaccrual loans                                        $ 13,969         $ 18,190        $ 13,494       $ 17,438        $ 16,988
Other real estate                                          6,202            5,949           6,827          8,147           8,155
-----------------------------------------------------------------------------------------------------------------------------------
 Total nonperforming assets                             $ 20,171         $ 24,139        $ 20,321       $ 25,585        $ 25,143
-----------------------------------------------------------------------------------------------------------------------------------
 Accruing loans 90 days or more past due                $ 16,220         $ 11,492        $ 11,840        $ 7,848         $ 7,349
-----------------------------------------------------------------------------------------------------------------------------------
Ratios
Net charge-offs (annualized) to average total loans         0.25%            0.19%           0.20%          0.27%           0.25%
Reserve for loan losses to total loans at period-end        1.42             1.43            1.47           1.47            1.47
Nonperforming assets to total loans plus other
    real estate at period-end                               0.23             0.29            0.25           0.33            0.33
-----------------------------------------------------------------------------------------------------------------------------------

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2004

INTRODUCTION
     Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). BancShares is a financial holding company with two wholly-owned banking subsidiaries: First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and IronStone Bank (ISB), a federally-chartered thrift institution. FCB operates branches in North Carolina, West Virginia, and Virginia. ISB operates in Georgia, Florida, Texas, Arizona, California, New Mexico and Colorado.
     This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2004, the reclassifications have no effect on shareholders' equity or net income as previously reported.

SUMMARY
     BancShares' earnings and cash flows are derived primarily from the commercial banking activities conducted by its banking subsidiaries, which include commercial and consumer lending, deposit and cash management products, cardholder and merchant services, trust and retail broker-dealer services as well as various other products and services typically associated with commercial banking. FCB and ISB gather interest-bearing and noninterest-bearing deposits from retail and commercial customers. BancShares and its subsidiaries also provide supplemental short-term and long-term funding through various non-deposit sources. The liquidity generated from these funding sources is primarily used to invest in interest-earning assets consisting of various types of loans, investment securities and overnight investments. In addition, funds are invested in bank premises as well as furniture and equipment used in the subsidiaries' commercial banking business.
     Various external factors influence customer demand for our deposit and loan products. During 2003, economic uncertainty in our primary market areas restrained customer demand for loan products. However, in early 2004, economic conditions have shown signs of improvement, and we have experienced robust loan demand. Additionally, the low level of interest rates continues to affect the composition of our deposit base, as customers have largely avoided investing in low-rate time deposits and have instead chosen to allow liquidity to reside in transaction, savings and money market accounts.
     The general strength of the economy also influences the quality and collectibility of the loan portfolio, as consumer bankruptcy rates and business debt service levels tend to reflect the general economic cycle. Utilizing various asset-liability management and asset quality tools, we strive to minimize the potentially adverse financial impact of unforeseen and unfavorable economic trends and to take advantage of favorable economic conditions where appropriate.
     Financial institutions frequently focus their strategic and operating emphasis on maximizing profitability, and therefore measure their relative success by reference to profitability measures such as return on average assets or return on average shareholders' equity. BancShares' return on average assets and return on average equity have historically compared unfavorably to the returns of similarly sized financial holding companies. BancShares has historically placed significant emphasis upon asset quality, balance sheet liquidity and capital conservation, even when those priorities may be detrimental to current earnings.
     Our strategic analysis and the competitive position of BancShares within the financial services industry indicate continued opportunities for growth and expansion. We operate in diverse and growing geographic markets and believe that through superior customer service, opportunities exist to increase earnings by attracting customers of larger competitors and customers of banks that have focused on merger transactions. We seek opportunities to increase fee income in areas such as merchant processing, client bank services, factoring, insurance, cash management, wealth management and private banking services.
     We focus substantial attention on the risks that can endanger our profitability and growth prospects. Such risks fall generally into categories of economic, industry systemic, competitive and regulatory. We view economic risk as the greatest exposure, since the potential impact is so great and we are unable to exercise any meaningful control over this area. Specific economic risks include recession, rapid movements in interest rates and significant increases in inflation expectations. Compared to our larger competitors, our relatively small asset size and our limited capital resources result in significant management focus on economic risk.
     Detailed information regarding the components of net income and other key financial data over the most recent five quarters is provided in Table 1. Table 4 provides information on net interest income. Table 5 provides information related to asset quality.
     Net income. BancShares realized a decrease in earnings during the first quarter of 2004 compared to the first quarter of 2003. Consolidated net income during the first quarter of 2004 was $17.3 million, compared to $18.3 million earned during the corresponding period of 2003. The $963,000 or 5.3 percent reduction resulted from higher noninterest expense and provision for loan losses, partially offset by increases in net interest and noninterest income. Net income for the first quarter of 2004 included pretax securities gains of $1.9 million and a $2.1 million pretax gain on ISB for the sale of real property. Net income for the first quarter of 2003 included securities losses of $975,000.
     Net income per share during the first quarter of 2004 totaled $1.66, compared to $1.75 during the first quarter of 2003, a 5.1 percent reduction. Return on average assets was 0.56 percent for the first quarter of 2004 and 0.62 percent for the first quarter of 2003. Return on average equity for the first quarter of 2004 was 6.72 percent compared to 7.61 percent during the first quarter of 2003.
     Including the $2.1 million property sale gain, ISB reported a net loss of $27,000 during the first quarter of 2004, compared to net income of $67,000 during the first quarter of 2003. Since its inception, ISB has generated a net loss of $23.4 million. Based on the magnitude of recent branch growth and plans for market expansion, ISB's net losses will likely extend into the foreseeable future.
     Shareholders' Equity. BancShares and its banking subsidiaries continue to exceed all minimum regulatory capital requirements, and the financial institutions remain well-capitalized. In recent years, the continued de novo growth and expansion of ISB has consumed significant amounts of capital. BancShares infused $15.0 million into ISB during the first quarter of 2004 to support its expansion into Oregon and its rapidly expanding balance sheet. We expect an additional $15.0 million will be infused into ISB during 2004. Through March 31, 2004, BancShares has provided $215.0 million in capitalization for ISB. BancShares' prospective capacity to provide capital to support the growth and expansion of ISB is dependent upon FCB's ability to return capital through dividends to BancShares.

INTEREST-EARNING ASSETS
     Interest-earning assets include loans, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and maturity of the underlying asset. Accordingly, riskier investments typically carry a higher interest rate, but expose the investor to potentially higher levels of default. We have historically focused on maintaining high asset quality, which results in a loan portfolio subjected to strenuous underwriting and monitoring procedures. Our investment securities portfolio includes high-quality assets, primarily United States Treasury and government agency securities. Generally, the investment securities portfolio grows and shrinks based on loan and deposit trends. When deposit growth exceeds loan demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds deposit growth, we use proceeds from maturing securities to fund loan demand. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.
     During the first quarter of 2004, interest-earning assets averaged $11.14 billion, an increase of $397.7 million or 3.7 percent from the first quarter of 2003. This increase resulted from growth in the loan portfolio, partially offset by reductions in overnight investments and investment securities.
     Loans. At March 31, 2004 and 2003, gross loans totaled $8.62 billion and $7.70 billion, respectively. As of December 31, 2003, gross loans were $8.33 billion. The $912.5 million or 11.8 percent growth in loans from March 31, 2003 to March 31, 2004 results from growth within BancShares' commercial mortgage, revolving mortgage loans and consumer portfolios. This growth has resulted from improved customer demand and BancShares' continued focus on these product lines during this period.
     Commercial real estate loans totaled $2.46 billion at March 31, 2004, representing 28.6 percent of total gross loans. This represents an increase of $385.2 million or 18.5 percent since March 31, 2003. Demand for commercial real estate loans continues to be strong at both FCB and ISB.
     Revolving mortgage loans totaled $1.65 billion at March 31, 2004, representing 19.1 percent of total loans outstanding. This component of the loan portfolio increased $242.6 million or 17.3 percent since March 31, 2003. However, originations of new lines of credit have declined since the third quarter of 2003, and the $48.1 million in growth since December 31, 2003 represents an annual growth rate of 12.0 percent.
     Consumer loans totaled $1.35 billion at March 31, 2004, an increase of $210.2 million or 18.5 percent from March 31, 2003. The $42.1 million increase since December 31, 2003 represents an annual growth rate of 12.9 percent. This growth results from strong automobile sales finance origination activity during 2003 and 2004.
     During the first quarter of 2004, loans averaged $8.45 billion, an increase of $811.9 million or 10.6 percent from the comparable period of 2003. Demand among commercial, Equity Line and consumer customers and BancShares' ability to offer desirable products fueled the strong growth in loans.
     Our recent growth through ISB has allowed us to mitigate our historic exposure to geographic concentration in North Carolina and Virginia. Although these markets have endured economic instability in the past, we are pleased with the diversification that we are beginning to realize by the growth of ISB. We are aware that, in the absence of rigorous underwriting and monitoring controls, rapid loan growth in new markets may present incremental lending risks. During the expansion of ISB into new markets, we have endeavored to ensure that such controls are functioning effectively and will continue to place emphasis upon maintaining strong lending standards in new markets.
     Recent improvements in general economic conditions in certain of our markets have resulted in stronger loan demand among our business customers during 2004. Management anticipates continued growth in commercial mortgage and revolving real estate loans during 2004. Consumer loan demand may be constrained due to soft labor growth in many of our market areas. All loan projections are subject to change as a result of further economic deterioration or improvement. Loan projections are also dependent on interest rate movements, which are subject to the influence of inflation expectations and Federal Reserve actions.
     Investment Securities. At March 31, 2004 and 2003, the investment portfolio totaled $2.15 billion and $2.36 billion, respectively. At December 31, 2003, the investment portfolio was $2.47 billion. Table 3 presents detailed information relating to the investment securities portfolio.
     Investment securities held to maturity totaled $1.06 billion at March 31, 2004, compared to $1.99 billion at March 31, 2003. The $927.2 million reduction in investment securities held to maturity resulted from our decision during 2003 to reinvest a portion of the proceeds from maturing held-to-maturity securities in securities classified as available for sale. This redirection of the investment securities portfolio enhances the overall liquidity and flexibility of the balance sheet. The average maturity of the held-to-maturity portfolio has shortened from 11 months at March 31, 2003 to 10 months at March 31, 2004. Securities that are classified as held to maturity reflect BanchShares' ability and positive intent to hold those investments until maturity.
     Investment securities available for sale totaled $1.09 billion at March 31, 2004, compared to $370.2 million at March 31, 2003. The $715.8 million increase from March 31, 2003 results from the decision to invest in available-for-sale securities in order to further enhance balance sheet liquidity and flexibility. Available-for-sale securities are reported at their aggregate fair value.
     Total investment securities averaged $2.34 billion during the first quarter of 2004, compared to $2.48 billion during the first quarter of 2003, a decrease of $135.5 million or 5.5 percent. The reduction in average total investment securities resulted from liquidity needs arising from strong loan demand.
     Overnight investments. Overnight investments averaged $343.3 million during the first quarter of 2004, a decrease of $278.8 million or 44.8 percent from the first quarter of 2003. The lower balance in overnight investments resulted from liquidity management decisions.
     Income on Interest-Earning Assets. Interest income amounted to $123.7 million during the first quarter of 2004, a 5.6 percent decrease from the first quarter of 2003. Lower yields caused the decrease in interest income in the first quarter of 2004 when compared to the same period of 2003, although interest-earning asset growth and a higher mix of loans within interest-earning assets partially offset the impact of the lower yields. The taxable-equivalent yield on interest-earning assets for the first quarter of 2004 was 4.47 percent, compared to 4.95 percent for the corresponding period of 2003. The lower asset yields resulted from continued repricing of loans to current market rates.
     Loan interest income for the first quarter of 2004 was $109.6 million, a decrease of $3.8 million or 3.4 percent from the first quarter of 2003, the result of lower yields offset largely by higher average loan balances. The taxable-equivalent yield on the loan portfolio was 5.22 percent during the first quarter of 2004, compared to 6.02 percent during the same period of 2003. The lower loan yields resulted from the competitive environment associated with current origination activity as well as customer-initiated refinancing of fixed-rate loans.
     Interest income earned on the investment securities portfolio amounted to $13.3 million during the first quarter of 2004 and $15.8 million during the same period of 2003, a decrease of $2.6 million or 16.3 percent. This decrease in income is the result of the 32 basis point reduction in the taxable-equivalent yield and the $135.5 million decrease in average securities. The investment securities portfolio taxable-equivalent yield decreased from 2.60 percent for the quarter ended March 31, 2003, to 2.28 percent for the quarter ended March 31, 2004. Maturing securities not needed to fund loan growth were reinvested in securities with lower yields than the maturing or called securities.
     Interest income from overnight investments was $838,000 during the first quarter of 2004, a decrease of $952,000 or 53.2 percent from the $1.8 million earned during the first quarter of 2003, the combined result of a 44.8 percent reduction in average overnight investments and a 19 basis points reduction in the earned yield.

INTEREST-BEARING LIABILITIES
     Interest-bearing liabilities include our interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits are our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and, in some cases, to fulfill commercial customer requirements for cash management services. Certain of our long-term borrowings also provide capital strength under existing guidelines established by the Federal Reserve.
     At March 31, 2004 and 2003, interest-bearing liabilities totaled $9.33 billion and $9.29 billion, respectively, compared to $9.25 billion as of December 31, 2003. During the first quarter of 2004, interest-bearing liabilities averaged $9.21 billion, an increase of $36.7 million or 0.4 percent from the first quarter of 2003. This increase primarily resulted from higher levels of short-term borrowings and long-term obligations, offset by reductions in interest-bearing deposits.
     Deposits At March 31, 2004, total deposits were $10.80 billion, an increase of $201.2 million or 1.9 percent over March 31, 2003. Compared to the December 31, 2003 balance of $10.71 billion, total deposits have increased $84.2 million.
     Average interest-bearing deposits were $8.49 billion during the first quarter of 2004. Total interest-bearing deposits decreased by $6.3 million from the first quarter of 2003. Average time deposits decreased $227.9 million or 5.8 percent to $3.71 billion from March 31, 2003 to March 31, 2004. Offsetting the decline in time deposits, average Checking With Interest increased $130.0 million or 9.8 percent from the first quarter of 2003 to the same period of 2004. Average savings balances increased $57.8 million or 8.7 percent, while average money market accounts increased $33.8 million or 1.3 percent from first quarter of 2003 to the first quarter of 2004.
     We attribute the ongoing run-off of time deposits to the continuing low interest rate environment, and expect that time deposits balances may continue to erode until market interest rates increase significantly. Although demand for time deposits remains weak, BancShares continues to offer competitively-priced products in an effort to attract and retain core deposit relationships.
     Short-term Borrowings At March 31, 2004, short-term borrowings totaled $467.9 million compared to $430.2 million at December 31, 2003 and $438.4 million at March 31, 2003. For the quarters ended March 31, 2004 and 2003, short-term borrowings averaged $435.6 million and $428.4 million, respectively. The growth in short-term borrowings is the result of higher FHLB borrowings and federal funds purchased, partially offset by lower repurchase agreements and master notes.
     Long-term Obligations. Long-term obligations averaged $289.2 million during the first quarter of 2004, an increase of $35.8 million or 14.1 percent. The growth in average long-term borrowings was primarily due to additional borrowing to provide liquidity for ISB's rapidly expanding loan portfolio.
     Expense on Interest-Bearing Liabilities. BancShares' interest expense amounted to $31.2 million during the first quarter of 2004, a $10.9 million or
25.9 percent decrease from the first quarter of 2003. The lower interest expense was the result of lower rates. The rate on average interest-bearing liabilities was 1.36 percent, a 50 basis point decrease in the aggregate blended rate on interest-bearing liabilities as compared to the first quarter of 2003.

NET INTEREST INCOME
     Net interest income totaled $92.5 million during the first quarter of 2004, an increase of $3.6 million or 4.0 percent from the first quarter of 2003. The taxable-equivalent net yield on interest-earning assets was 3.35 percent for the first quarter of 2004, compared to the 3.37 percent achieved for the first quarter of 2003.
     The taxable-equivalent interest rate spread for the first quarter of 2004 was 3.11 percent compared to 3.09 percent for the same period of 2003. The 48 basis point yield reduction on interest-earning assets was slightly less than the 50 basis point rate reduction on interest-bearing liabilities.
     As the economy continues to strengthen, inflation concerns could prompt the Federal Reserve to increase interest rates earlier than previously anticipated. Management believes a rate increase in the third quarter of 2004 is possible. However, until the job market strengthens, action by the Federal Reserve could be delayed until the fourth quarter of 2004 at the earliest. Continued asset growth and strong loan demand should prevent reductions in net interest income during the remaining quarters of 2004. Any increase in interest rates by the Federal Reserve resulting in a higher prime lending rate would have a positive effect on the interest rate spread due to BancShares' one-year positive interest rate gap.
     A principal objective of BancShares' asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that minimize the potential for wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.
     Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of March 31, 2004, BancShares' market risk profile has not changed significantly from December 31, 2003. Changes in fair value that result from movement in market rates can not be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

ASSET QUALITY
     The maintenance of excellent asset quality is one of our primary areas of focus. We have historically dedicated significant resources to ensuring we are prudent in our lending practices. Accordingly, we have focused on asset quality as a key performance measure.
     Nonperforming assets. At March 31, 2004, BancShares' nonperforming assets amounted to $20.2 million or 0.23 percent of gross loans plus foreclosed properties, compared to $24.1 million at December 31, 2003, and $25.1 million at March 31, 2003. Management views these levels of nonperforming assets as evidence of strong asset quality. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.
     Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of borrowers, fair market value of collateral and other considerations are recognized in estimating probable credit losses. At March 31, 2004, the reserve for loan losses amounted to $122.0 million or 1.42 percent of loans outstanding. This compares to $119.4 million or
1.43 percent at December 31, 2003, and $113.4 million or 1.47 percent at March 31, 2003.
     The provision for loan losses charged to operations during the first quarter of 2004 was $7.8 million, compared to $5.6 million during the first quarter of 2003. The $2.3 million increase in the provision for loan loss during 2004 resulted from reserves established due to growth in the loan portfolio and moderately higher net charge-offs. Net loan charge-offs during the first quarter of 2004 were $5.2 million compared to $4.7 million during the first quarter of 2003. On an annualized basis, these net charge-offs represent 0.25 percent of average loans outstanding during both periods. Table 5 provides details concerning the reserve and provision for loan losses over the past five quarters.
     Management considers the established reserve adequate to absorb estimated probable losses that relate to loans outstanding at March 31, 2004. While management uses available information to establish the reserve for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of adjustments to the reserve based on their judgments of information available to them at the time of their examination.

NONINTEREST INCOME
     The growth of noninterest income is essential to our ability to sustain adequate levels of profitability. The primary sources of noninterest income are service charges on deposit accounts, cardholder and merchant services income, various types of commission-based income including the sale of investments by our broker-dealer subsidiary, fees from processing services for client banks, mortgage income and various types of revenues derived from wealth management services.
     During the first three months of 2004, noninterest income was $61.5 million, compared to $56.0 million during the same period of 2003. The $5.5 million or 9.8 percent increase was primarily due to gains on securities transactions and growth in cardholder and merchant services income, service charge income, trust income and fees from processing services.
     During the first quarter of 2004, securities transactions generated a net gain of $1.9 million compared to a net loss of $975,000 in 2003, an improvement of $2.8 million. In 2004, cardholder and merchant services income increased $1.7 million or 14.1 percent to $14.1 million during the first quarter. This increase resulted from higher merchant discount income, which is the result of higher transaction volume.
     Service charge income was $19.4 million and $18.4 million for the first quarter of 2004 and 2003, respectively. The $927,000 or 5.0 percent increase was primarily the result of higher fees collected for bad checks and overdrafts.
     Fees from processing services totaled $5.9 million in the first quarter of 2004 and $5.1 million in the first quarter of 2003. The $717,000 or 14.0 percent increase was primarily the result of a new fee schedule that was effective January 1, 2004.
     Trust income improved $587,000 or 15.8 percent to $4.3 million during the first quarter of 2004 due to new sales activity and favorable results from accounts that generate fees based on asset values. Commission-based income increased $536,000 or 8.9 percent to $6.6 million during the first quarter due to improved results from First Citizens Investor Services and insurance sales.
     Partially offsetting these favorable increases was a $1.7 million decrease in mortgage income. Mortgage income was $3.7 million in the first quarter of 2003 and $2.0 million in the first quarter of 2004. This decrease resulted from significantly lower mortgage origination activity during 2004. Management anticipates that mortgage origination activity during 2004 will lag behind that achieved in 2003, resulting in a continuing reduction in mortgage income.

NONINTEREST EXPENSE
     The primary components of noninterest expense are salaries and related employee benefit costs, occupancy costs related to branch offices and support facilities, and equipment costs related to branch offices and technology.
     Noninterest expense equaled $118.9 million for the first three months of 2004, a 7.2 percent increase over the $110.9 million recorded during the same period of 2003. A significant portion of the $8.0 million increase in total noninterest expense relates to personnel and occupancy expenses, with ISB expansion contributing to the magnitude of the increases. During the first quarter of 2004, noninterest expense includes a $2.1 million gain recognized on the sale of property.
     Salaries and wages increased $2.9 million during 2004 when compared to the same period of 2003 due to merit increases and higher salary costs at ISB. Employee benefits expense totaled $12.6 million for the first three months of 2004, an increase of $1.1 million. This 9.6 percent increase was the result of higher employee health and pension costs.
     Occupancy expense was $11.3 million during the first quarter of 2004 and $10.2 million during the first quarter of 2003. The $1.1 million or 10.7 percent increase resulted from higher rent expense and other occupancy costs arising from ISB's continued branch expansion.
     Equipment expense increased $682,000 to $12.7 million for the first quarter of 2004 when compared to the same period in 2003. Much of the 5.7 percent increase in equipment expense is related to software and hardware depreciation.
     Other expenses increased $2.1 million or 7.3 percent from the first quarter of 2003 to the first quarter of 2004, due to higher card processing, legal and advertising costs. Partially offsetting these negative variances was a $1.2 million favorable variance recorded in net loss on asset sales, primarily resulting from a $2.1 million gain recognized on the sale of property during the first quarter of 2004.

INCOME TAXES
     Income tax expense amounted to $9.9 million during the three months ended March 31, 2004, compared to $10.2 million during the same period of 2003. The
2.2 percent decrease in income tax expense was primarily the result of lower pre-tax income. The effective tax rates for these periods were 36.4 percent and
35.7 percent, respectively.

LIQUIDITY
     Management relies on the investment portfolio as a primary source of liquidity, with maturities designed to provide needed cash flows. Further, deposits generated throughout the branch network have enabled management to fund asset growth and maintain adequate levels of liquidity. In the event additional liquidity is needed, BancShares maintains sources for borrowed funds through federal funds lines of credit and other borrowing facilities. Loan growth during the first quarter was funded primarily by maturities and calls of investment securities. Deposits are expected to display seasonal patterns through the remainder of 2004, building in the third and fourth quarters to provide a portion of the required funding for anticipated loan growth.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
     BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At March 31, 2004 and 2003, the leverage capital ratios of BancShares were 9.42 percent and 9.30 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratios were 12.61 percent at March 31, 2004 and 13.44 percent at March 31, 2003. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratios were 13.96 percent at March 31, 2004 and 14.77 percent as of March 31, 2003. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies.

SEGMENT REPORTING
     BancShares conducts its banking operations through its two banking subsidiaries, FCB and ISB. Although FCB and ISB offer similar products and services to customers, each entity operates in distinct geographic markets and has separate management groups. We monitor growth and financial results in these institutions separately and, within each institution, by geographic segregation.
     Although FCB has grown through acquisition in certain of its markets, throughout its history much of its expansion has been accomplished on a de novo basis. However, because of FCB's size, market share and maturity as well as the current modest expansion of its branch network, the costs associated with de novo branching are not material to FCB's financial performance. Since it first opened in 1997, ISB has followed a similar business model for growth and expansion. Yet, due to the magnitude of the number of immature branch offices that have yet to attain sufficient size for profitability, the financial results and trends of ISB are significantly affected by its current and continuing growth. Each new market ISB enters creates additional operating costs that are typically not fully offset by operating revenues until the third year after initial opening. ISB's rapid growth in new markets in recent years has continued to adversely impact its financial performance.
     IronStone Bank. At March 31, 2004, ISB operated 45 branches in Florida, Georgia, Texas, Arizona, California and New Mexico and has loan production offices in Colorado and New Mexico. Substantially all of ISB's growth has been on a de novo basis, and ISB continues efforts to build a customer base in demographically superior markets. Our business model and our growth expectations are contingent on two fundamental operating criteria. First, we are recruiting and hiring experienced bankers who are established in the markets we are entering and who are focused on strong asset quality and delivering high quality customer service. Second, we are occupying attractive and accessible branch facilities. Both of these are costly goals, but we believe are critical to establishing a solid foundation for future success in these new markets.
     ISB's total assets increased from $1.10 billion at March 31, 2003 to $1.25 billion at March 31, 2004, an increase of $153.0 million or 14.0 percent. ISB's net interest income increased $1.4 million or 14.7 percent during the first quarter of 2004 , the result of balance sheet growth. When compared to the same period of 2003, average interest-earning assets increased $155.4 million, primarily due to loan growth. Partially offsetting the favorable impact of this asset growth were yield reductions among interest-earning assets. The taxable-equivalent yield on interest-earning assets declined 59 basis points, from 6.01 percent during 2003 to 5.42 percent during 2004. The provision for loan losses increased $503,000 during the first quarter of 2004 due to reserves needed for current loan growth. Net charge-offs declined from $196,000 in the first quarter of 2003 to $99,000 in the first quarter of 2004.
     ISB's noninterest income increased slightly during 2004, as growth in service charge income was more than offset by reduced mortgage income. Noninterest expense increased $963,000 or 9.5 percent during the first quarter of 2004, versus the same period of 2003. The continuing expansion resulted in a $770,000 or 17.8 percent increase in salary expense, a $332,000 or 43.0 percent increase in employee benefits expense, a $561,000 or 28.9 percent increase in occupancy expense and a $238,000 or 35.6 percent increase in equipment expense. These increases are likely to continue through 2004 as we continue to open new ISB facilities. These increases were partially offset by a $2.1 million gain on the sale of property that is included in other noninterest expense.
     ISB recorded a net loss of $27,000 during the first quarter of 2004, inclusive of the favorable impact of the $2.1 million pretax gain on sale of property, compared to net income of $67,000 recorded during the same period of 2003. This represents an unfavorable variance of $94,000.
     In March 2004, Atlantic States Bank changed its corporate name to ISB, simultaneously changing the name under which branches in Georgia and Florida operated. Since initial opening, branches in all other states operated under the ISB name as a division of Atlantic States Bank. ISB has recently opened facilities in New Mexico and Colorado and has received approval to operate in Oregon and Washington. ISB continues to evaluate other markets for further expansion. As this growth continues, ISB will continue to incur incremental operating costs, particularly in the areas of personnel, occupancy and equipment. As a result of the de novo status of much of the ISB franchise and plans for continued expansion, ISB's net losses will likely extend into the foreseeable future. First Citizens Bank. At March 31, 2004, FCB operated 337 branches in North Carolina, Virginia and West Virginia, compared to 341 branches at March 31, 2003.
     FCB's total assets increased from $11.20 billion at March 31, 2003 to $11.33 billion at March 31, 2004, an increase of $132.8 million or 1.2 percent, the result of strong loan growth, offset by reductions in investment securities and overnight investments. FCB's net interest income increased $2.6 million or
3.0 percent during 2004, as the favorable impact of increased loan balances more than offset the impact of falling asset yields. The strong loan growth also resulted in higher provision for loan losses, which increased $1.8 million or
33.2 percent during 2004.
     FCB's noninterest income increased $2.7 million or 4.8 percent during the first quarter of 2004, primarily the result of higher service charge, cardholder and merchant services and commission-based income. Noninterest expense increased $7.3 million or 7.2 percent during 2004, due to higher personnel and occupancy costs.
     FCB recorded net income of $19.4 million during the first quarter of 2004 compared to $22.0 million during the same period of 2003. This represents a $2.6 million or 11.8 percent decrease in net income.

CURRENT ACCOUNTING AND REGULATORY ISSUES
     In December 2003, the FASB issued SFAS No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits (Statement 132). Statement 132 prescribes employers' disclosures about pension plans and other postretirement benefit plans, but does not change the measurement or recognition of those plans. Statement 132 retains and revises the disclosure requirements contained in the original statement. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Statement 132 is effective for fiscal years ending after December 15, 2003. The disclosures made elsewhere in this report conform to the requirements of Statement 132.
     During March 2004, the SEC issued Staff Accounting Bulletin 105 Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 addresses the accounting for loan commitments and provides that the required fair value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 applies to mortgage loan commitments accounted for as derivatives and entered into after March 31, 2004. Substantially all of our mortgage loan commitments are based on rates provided by third party correspondents, who have agreed to purchase resulting loans at those rates. As a result, we are protected from interest rate risk, and the adoption of SAB 105 will not have a material impact on our consolidated financial statements.
     Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

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

First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2004

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



Date: May 5, 2004

                                                     /s/ Lewis R. Holding
                                                     Lewis R. Holding
                                                     Chief Executive Officer


First Citizens BancShares, Inc and Subsidiaries
First Quarter 2004

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



Date: May 5, 2004

                                                     /s/ Kenneth A. Black
                                                     Kenneth A. Black
                                                     Chief Financial Officer

First Citizens BancShares, Inc and Subsidiaries
First Quarter 2004

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

May 5, 2004                          /s/ Lewis R. Holding
                                     Lewis R. Holding
                                     Chairman and Chief Executive Officer


                                     /s/ Kenneth A. Black
                                     Kenneth A. Black
                                     Vice President and Chief Financial Officer



First Citizens BancShares, Inc. and Subsidiaries
First Quarter 2004