Form 10-Q
period 2004-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2004-08-09
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-16471

First Citizens BancShares, Inc

(Exact name of Registrant as specified in its charter)

Delaware	56-1528994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3128 Smoketree Court, Raleigh, North Carolina	27604
(Address of principle executive offices)	(Zip code)

(919) 716-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☒    No  ☐

Class A Common Stock—$1 Par Value—8,756,778 shares

Class B Common Stock—$1 Par Value—1,677,675 shares

(Number of shares outstanding, by class, as of August 4, 2004)

INDEX

		Page(s)
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at June 30, 2004, December 31, 2003, and June 30, 2003	5

	Consolidated Statements of Income for the three- and six-month periods ended June 30, 2004, and June 30, 2003	6

	Consolidated Statements of Changes in Shareholders’ Equity for the six-month periods ended June 30, 2004, and June 30, 2003	7

	Consolidated Statements of Cash Flows for the three- and six-month periods ended June 30, 2004, and June 30, 2003	8

	Notes to Consolidated Financial Statements	9-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures

(a)	BancShares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of BancShares’ disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (Exchange Act). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, BancShares’ disclosure controls and procedures were effective in enabling it to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act.

(b)	No change in BancShares’ internal control over financial reporting occurred during the second quarter of 2004 that materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities. The following table contains information regarding repurchases by BancShares of shares of its outstanding Class A common stock during the quarter ended June 30, 2004. BancShares did not repurchase any shares of its Class B common stock during that quarter.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchase under the plans or programs
Month #1: 04/01/04 through 04/30/04	-0-	$-0-	N/A	N/A
Month #2: 05/01/04 through 05/31/04	3,000	111.23	N/A	N/A
Month #3: 06/01/04 through 06/30/04	615	117.69	N/A	N/A

Total	3,615	$112.33	N/A	N/A

(1)	All purchases were made in unsolicited transactions pursuant to general authority given each year by BancShares’ Board of Directors and not pursuant to any formal repurchase plan or program. Under that authority, the Board authorizes management to repurchase shares of BancShares’ Class A and Class B common stock from time to time in private and/or open market transactions. Purchases under that authority are subject to various conditions, including volume limitations. During the twelve months ended June 30, 2004, BancShares purchased 3,615 shares of Class A common stock for an aggregate purchase price of $406,081. There were no purchases of Class B common stock during the twelve months ended June 30, 2004.

Unregistered Sales of Equity Securities. On May 12, 2004, and in the course of completing a purchase of shares of BancShares’ Class A common stock offered to it by a broker, management realized that it inadvertently had exceeded a volume limitation adopted by it with respect to BancShares’ purchases of its own equity securities. In an effort to reverse a portion of the purchase transaction in order to stay within the limitation, BancShares resold an aggregate of 1,723 of those shares on the same date as the purchase for an aggregate of $191,082.25 in cash. That transaction was made on the open market without registration under the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

On April 26, 2004, at the Annual Meeting of Shareholders of Registrant, the shareholders considered the election of directors. The shareholder vote regarding the election of the nominees for Board of Directors was:

Nominee	For	Withheld
J.M. Alexander, Jr.	30,539,155	355,564
C.H. Ames	30,523,058	371,661
V.E. Bell, III	30,555,642	339,077
G.H. Broadrick	30,517,734	376,985
H.M. Craig, III	30,537,711	357,008
H.L. Durham, Jr.	30,533,039	361,680
L.M. Fetterman	30,528,176	366,543
F.B. Holding	30,508,295	386,424
F.B. Holding, Jr.	30,522,530	372,189
L.R. Holding	30,492,421	402,298
C.B.C. Holt	30,539,053	355,666
J.B. Hyler, Jr.	30,526,094	368,625
G.D. Johnson	30,293,899	600,820
F.R. Jones	30,535,934	358,785
L.S. Jones	30,553,742	340,977
J.T. Maloney, Jr.	30,533,162	361,557
R.T. Newcomb	30,431,399	463,320
L.T. Nunnellee, II	30,537,995	356,724
R.C. Scheeler	30,554,257	340,462
R.K. Shelton	30,554,298	340,421
R.C. Soles, Jr.	30,550,629	344,090
D.L. Ward, Jr.	30,511,670	383,049

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certifications of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K. During the quarter ended June 30, 2004, Registrant filed no Current Reports on Form 8-K.

Consolidated Balance Sheets

First Citizens BancShares, Inc. and Subsidiaries

(thousands, except share data)	June 30# 2004	December 31* 2003	June 30# 2003
Assets
Cash and due from banks	$707,336	$790,168	$810,546
Overnight investments	400,041	294,405	618,396
Investment securities held to maturity	935,168	1,226,717	1,601,061
Investment securities available for sale	1,103,059	1,242,730	874,760
Loans	8,988,095	8,326,598	7,857,220
Less reserve for loan losses	125,357	119,357	115,382

Net loans	8,862,738	8,207,241	7,741,838
Premises and equipment	553,870	539,616	519,096
Income earned not collected	38,150	41,929	40,060
Other assets	229,667	217,102	188,987

Total assets	$12,830,029	$12,559,908	$12,394,744

Liabilities
Deposits:
Noninterest-bearing	$2,419,716	$2,178,897	$2,152,689
Interest-bearing	8,542,346	8,532,435	8,405,927

Total deposits	10,962,062	10,711,332	10,558,616
Short-term borrowings	437,403	430,191	499,564
Long-term obligations	286,657	289,277	253,376
Other liabilities	97,424	99,803	83,399

Total liabilities	11,783,546	11,530,603	11,394,955

Shareholders' Equity
Common stock:
Class A - $1 par value (8,756,778; 8,758,670; and 8,758,670 shares issued, respectively)	8,757	8,759	8,759
Class B - $1 par value (1,677,675 for all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	891,720	864,470	834,088
Accumulated other comprehensive income	562	10,632	11,498

Total shareholders' equity	1,046,483	1,029,305	999,789

Total liabilities and shareholders' equity	$12,830,029	$12,559,908	$12,394,744

#	Unaudited
*	Derived from the Consolidated Balance Sheets included in the 2003 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

First Citizens BancShares, Inc. and Subsidiaries

	Three months ended June 30		Six months ended June 30
(thousands, except per share data; unaudited)	2004	2003	2004	2003
Interest income
Loans	$111,760	$112,147	$221,354	$225,587
Investment securities:
U. S. Government	11,581	15,223	24,501	30,652
State, county and municipal	70	37	143	75
Dividends	295	348	564	725

Total investment securities interest and dividend income	11,946	15,608	25,208	31,452
Overnight investments	954	1,418	1,792	3,208

Total interest income	124,660	129,173	248,354	260,247
Interest expense
Deposits	24,963	33,549	50,085	69,883
Short-term borrowings	696	715	1,388	1,296
Long-term obligations	5,461	5,241	10,874	10,484

Total interest expense	31,120	39,505	62,347	81,663

Net interest income	93,540	89,668	186,007	178,584
Provision for loan losses	9,917	7,192	17,764	12,755

Net interest income after provision for loan losses	83,623	82,476	168,243	165,829
Noninterest income
Service charges on deposit accounts	20,581	19,466	39,952	37,910
Cardholder and merchant services income	16,272	14,093	30,401	26,480
Trust income	4,306	3,743	8,616	7,466
Fees from processing services	5,939	5,087	11,795	10,225
Commission income	6,222	6,052	12,776	12,070
ATM income	2,664	2,199	5,058	4,303
Mortgage income	2,512	4,639	4,488	8,357
Gain on sale of branches to a related party	—	5,710	—	5,710
Other service charges and fees	3,277	3,754	6,738	7,659
Securities gains	—	1,105	1,852	130
Other	1,128	702	2,768	2,289

Total noninterest income	62,901	66,550	124,444	122,599
Noninterest expense
Salaries and wages	51,426	49,206	102,493	97,327
Employee benefits	12,791	12,106	25,361	23,575
Occupancy expense	10,947	11,184	22,277	20,906
Equipment expense	12,503	12,209	25,153	24,177
Other	33,681	30,872	64,960	60,536

Total noninterest expense	121,348	115,577	240,244	226,521

Income before income taxes	25,176	33,449	52,443	61,907
Income taxes	9,304	12,677	19,240	22,841

Net income	$15,872	$20,772	$33,203	$39,066

Other comprehensive income (loss) net of taxes
Unrealized securities gains (losses) arising during period	$(13,387)	$2,301	$(8,949)	$2,921
Less: reclassified adjustment for gains included in net income	—	669	1,121	79

Other comprehensive income (loss) net of taxes	(13,387)	1,632	(10,070)	2,842

Comprehensive income	$2,485	$22,404	$23,133	$41,908

Average shares outstanding	10,435,756	10,465,909	10,436,051	10,468,970
Net income per share	$1.52	$1.98	$3.18	$3.73

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity

First Citizens BancShares, Inc. and Subsidiaries

(thousands, except share data, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2002	$8,794	$1,678	$143,766	$804,397	$8,656	$967,291
Net income				39,066		39,066
Redemption of 35,999 shares of Class A common stock	(35)			(3,530)		(3,565)
Redemption of 950 shares of Class B common stock				(87)		(87)
Cash dividends				(5,758)		(5,758)
Unrealized securities gains, net of deferred taxes					2,842	2,842

Balance at June 30, 2003	$8,759	$1,678	$143,766	$834,088	$11,498	$999,789

Balance at December 31, 2003	$8,759	$1,678	$143,766	$864,470	$10,632	$1,029,305
Net income				33,203		33,203
Redemption of 1,892 shares of Class A common stock	(2)			(213)		(215)
Cash dividends				(5,740)		(5,740)
Unrealized securities losses, net of deferred taxes					(10,070)	(10,070)

Balance at June 30, 2004	$8,757	$1,678	$143,766	$891,720	$562	$1,046,483

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	Six months ended June 30,
	2004	2003
	(thousands)
OPERATING ACTIVITIES
Net income	$33,203	$39,066
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	1,168	1,332
Provision for loan losses	17,764	12,755
Deferred tax benefit	7,673	5,531
Change in current taxes payable	(6,577)	(2,587)
Depreciation	21,975	20,014
Change in accrued interest payable	(667)	(5,628)
Change in income earned not collected	3,779	6,899
Securities gains	(1,852)	(130)
Origination of loans held for sale	(277,616)	(493,186)
Proceeds from sale of loans held for sale	281,650	496,400
Gain on loans held for sale	(2,062)	(4,727)
Gain on sale of branches to a related party	—	(5,710)
Net amortization of premiums and discounts	4,776	10,488
Net change in other assets	(14,837)	(3,232)
Net change in other liabilities	4,865	(17,300)

Net cash provided by operating activities	73,242	59,985

INVESTING ACTIVITIES
Net change in loans outstanding	(675,233)	(272,573)
Purchases of investment securities held to maturity	(169,228)	(536,511)
Purchases of investment securities available for sale	(856,523)	(752,495)
Proceeds from maturities of investment securities held to maturity	456,001	1,342,545
Proceeds from maturities of investment securities available for sale	981,407	4,216
Net change in overnight investments	(105,636)	5,174
Dispositions of premises and equipment	5,704	4,884
Additions to premises and equipment	(41,933)	(37,899)
Purchase and sale of branches, net of cash transferred	—	(66,667)

Net cash used by investing activities	(405,441)	(309,326)

FINANCING ACTIVITIES
Net change in time deposits	42,982	(156,721)
Net change in demand and other interest-bearing deposits	207,748	377,457
Net change in short-term borrowings	4,592	36,904
Originations of long-term obligations	—	—
Repayments of long-term obligations	—	—
Repurchases of common stock	(215)	(3,652)
Cash dividends paid	(5,740)	(5,758)

Net cash provided by financing activities	249,367	248,230

Change in cash and due from banks	(82,832)	(1,111)
Cash and due from banks at beginning of period	790,168	811,657

Cash and due from banks at end of period	$707,336	$810,546

CASH PAYMENTS FOR:
Interest	$63,014	$87,291
Income taxes	23,662	19,617

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains (losses)	$(16,639)	$4,698

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

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

FCB is a mature banking institution that operates from a single charter from its branch network in North Carolina, Virginia and West Virginia. ISB began operations in 1997 and currently operates branches in Georgia, Florida, Texas, Arizona, California, New Mexico and Colorado under a federal thrift charter.

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

The adjustments in the accompanying tables represent the elimination of the impact of certain inter-company transactions. The adjustments to interest income and interest expense neutralize the earnings and cost of inter-company borrowings. The adjustments to noninterest income and noninterest expense reflect the elimination of management fees and other services fees paid by one company to another within BancShares’ consolidated group.

	As of and for the six months ended June 30, 2004
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$30,959	$217,170	$1,183	$249,312	$(958)	$248,354
Interest expense	9,398	42,868	11,039	63,305	(958)	62,347

Net interest income	21,561	174,302	(9,856)	186,007	—	186,007
Provision for loan losses	1,965	15,799	—	17,764	—	17,764

Net interest income after provision for loan losses	19,596	158,503	(9,856)	168,243	—	168,243
Noninterest income	2,621	122,075	3,068	127,764	(3,320)	124,444
Noninterest expense	24,661	217,350	1,553	243,564	(3,320)	240,244

Income (loss) before income taxes	(2,444)	63,228	(8,341)	52,443	—	52,443
Income taxes	(837)	22,989	(2,912)	19,240	—	19,240

Net income (loss)	$(1,607)	$40,239	$(5,429)	$33,203	$—	$33,203

Period-end assets	$1,325,411	$11,411,446	$2,079,530	$14,816,387	$(1,986,358)	$12,830,029

	As of and for the six months ended June 30, 2003
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$29,097	$230,711	$12,274	$272,082	$(11,835)	$260,247
Interest expense	10,322	61,779	21,397	93,498	(11,835)	81,663

Net interest income	18,775	168,932	(9,123)	178,584	—	178,584
Provision for loan losses	933	11,822	—	12,755	—	12,755

Net interest income after provision for loan losses	17,842	157,110	(9,123)	165,829	—	165,829
Noninterest income	2,724	120,806	1,371	124,901	(2,302)	122,599
Noninterest expense	21,032	205,973	1,818	228,823	(2,302)	226,521

Income (loss) before income taxes	(466)	71,943	(9,570)	61,907	—	61,907
Income taxes	41	26,129	(3,329)	22,841	—	22,841

Net income (loss)	$(507)	$45,814	$(6,241)	$39,066	$—	$39,066

Period-end assets	$1,113,005	$11,160,144	$1,748,867	$14,022,016	$(1,627,272)	$12,394,744

Note C

Employee Benefits

BancShares recognized pension expense totaling $6,005 and $5,332, respectively, in the six-month periods ended June 30, 2004 and 2003. Pension expense is included as a component of employee benefit expense.

	Six months ended June 30,
Components of Net Periodic Benefit Cost	2004	2003
Service cost	$5,861	$4,282
Interest cost	7,262	6,174
Expected return on plan assets	(8,285)	(5,572)
Amortization of prior service cost	73	67
Recognized net actuarial loss	1,094	381

Net periodic benefit cost	$6,005	$5,332

The expected long-term rate of return on plan assets for 2004 is 8.50 percent.

INTRODUCTION

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. This discussion primarily focuses on our two banking subsidiaries: First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank that operates branches in North Carolina, Virginia and West Virginia, and IronStone Bank (ISB), a federally-chartered thrift institution that operates offices in Georgia, Florida, Texas, Arizona, California, New Mexico and Colorado.

SUMMARY

BancShares’ earnings and cash flows are derived primarily from the commercial banking activities conducted by its banking subsidiaries, which include commercial and consumer lending, deposit and cash management products, cardholder and merchant services, trust and wealth management services as well as various other products and services typically associated with commercial banking. FCB and ISB gather interest-bearing and noninterest-bearing deposits from retail and commercial customers. BancShares and its subsidiaries also provide supplemental short-term and long-term funding through various non-deposit sources. The liquidity generated from these funding sources is invested in various interest-earning assets including loans, investment securities and overnight investments. In addition, funds are invested in bank premises as well as furniture and equipment used in the subsidiaries’ commercial banking business.

External factors influence customer demand for our deposit and loan products. During 2003, economic uncertainty in our primary market areas restrained customer demand for loan products. However, in early 2004, economic conditions have improved, causing robust demand for loan products. Additionally, the low level of interest rates has continued to affect the composition of our deposit base, as many customers have avoided low-rate time deposits and have instead invested in transaction, savings and money market accounts.

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

Financial institutions frequently focus their strategic and operating emphasis on maximizing profitability, and therefore measure their relative success by reference to profitability measures such as return on average assets or return on average shareholders’ equity. BancShares’ return on average assets and return on average equity have historically compared unfavorably to the returns of similarly sized financial holding companies. We have placed significant emphasis upon asset quality, balance sheet liquidity and capital conservation, even when those priorities may be detrimental to current earnings.

Our strategic analysis and the competitive position of BancShares within the financial services industry indicate continued opportunities for growth and expansion. We operate in diverse and growing geographic markets and believe that through superior customer service and focused strategic emphasis, opportunities exist to increase earnings by attracting customers of other financial institutions. We seek opportunities to increase fee income in areas such as merchant processing, client bank services, factoring, insurance, cash management, wealth management and private banking services.

We focus substantial attention on the risks that can endanger our profitability and growth prospects. Such risks fall generally into categories of economic, industry systemic, competitive and regulatory. We view economic risk as the greatest exposure, since the potential impact is so great and we are unable to exercise any meaningful control over this area. Specific economic risks include recession, rapid movements in interest rates and significant increases in inflation expectations. Compared to our larger competitors, our relatively small asset size and our limited capital resources require significant management focus on economic risk.

Detailed information regarding the components of net income and other key financial data over the most recent five quarters is provided in Table 1. Tables 4 and 5 provide information on net interest income. Table 6 provides information related to asset quality.

Net income. BancShares realized a decrease in earnings during the second quarter of 2004 compared to the second quarter of 2003. Consolidated net income during the second quarter of 2004 was $15.9 million, compared to $20.8 million earned during the corresponding period of 2003, a $4.9 million or 23.6 percent reduction. Net income per share during the second quarter of 2004 totaled $1.52, compared to $1.98 during the second quarter of 2003. The annualized return on average assets was 0.50 percent for the second quarter of 2004 and 0.68 percent for the same period in 2003. The annualized return on average equity for the second quarter of 2004 was 6.11 percent compared to 8.41 percent during the second quarter of 2003.

For the first six months of 2004, BancShares recorded net income of $33.2 million, compared to $39.1 million earned during the first six months of 2003. Net income per share for the first six months of 2004 was $3.18, compared to $3.73 during the same period of 2003. On an annualized basis, BancShares returned 0.53 percent on average assets during the first six months of 2004 compared to 0.65 percent during the corresponding period of 2003. Annualized return on average equity for the first six months of 2004 was 6.42 percent compared to 8.02 percent during the same period of 2003.

The earnings reduction for the second quarter was the result of higher noninterest expense, higher provision for loan losses and lower noninterest income. While the increase in noninterest expense and the provision for loan losses are consistent with current trends, the second quarter reduction in noninterest income differs from the general improvement exhibited in recent quarters. When compared to the same period of the prior year, noninterest income for the second quarter declined due primarily to a $5.7 million gain on the sale of branch offices and a $1.1 million securities gain recorded during 2003. No such gains were recognized during the second quarter of 2004.

The decline in earnings for the first six months of 2004 resulted from higher noninterest expense and provision for loan losses, partially offset by marginally higher noninterest income and improved levels of net interest income. Noninterest expenses continue to grow, due in large part to the expansion of ISB into new markets through de novo branching. The provision for loan losses has been adversely impacted by higher net charge-offs and the rapid rate of loan growth. Noninterest income continues to benefit from increased cardholder and merchant services income, service charge income and trust income. After several quarters of declining net interest income, recent loan growth has been sufficient to offset the impact of low interest rates.

ISB reported a net loss of $1.6 million during the first six months of 2004, compared to a net loss of $507,000 reported during the same period of 2003. The unfavorable trend in net loss resulted from costs associated with both planned and actual new branch openings. Since its inception in 1997 ISB has generated a net loss of $25.0 million. Based on the magnitude of recent branch growth and plans for market expansion, ISB’s net losses will likely extend into the foreseeable future.

Financial Summary	Table 1

	2004		2003			Six Months Ended June 30
(thousands, except per share data and ratios)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2004	2003
Summary of Operations
Interest income	$248,354	$123,694	$125,343	$124,887	$129,173	$248,354	$260,247
Interest expense	62,347	31,227	32,301	34,573	39,505	62,347	81,663

Net interest income	186,007	92,467	93,042	90,314	89,668	186,007	178,584
Provision for loan losses	17,764	7,847	5,079	6,353	7,192	17,764	12,755

Net interest income after provision for loan losses	168,243	84,620	87,963	83,961	82,476	168,243	165,829
Noninterest income	124,444	61,543	58,601	62,736	66,550	124,444	122,599
Noninterest expense	240,244	118,896	120,089	118,478	115,577	240,244	226,521

Income before income taxes	52,443	27,267	26,475	28,219	33,449	52,443	61,907
Income taxes	19,240	9,936	9,901	8,672	12,677	19,240	22,841

Net income	$33,203	$17,331	$16,574	$19,547	$20,772	$33,203	$39,066

Net interest income-taxable equivalent	$93,816	$92,758	$93,297	$90,568	$89,926	$186,574	$179,126

Selected Quarterly Averages
Total assets	$12,723,435	$12,508,227	$12,449,537	$12,287,273	$12,203,618	$12,615,831	$12,129,579
Investment securities	2,152,615	2,340,956	2,602,630	2,665,203	2,594,983	2,246,786	2,536,032
Loans	8,818,359	8,454,599	8,140,751	7,946,501	7,811,739	8,636,479	7,727,674
Interest-earning assets	11,376,825	11,138,812	11,100,897	10,994,308	10,890,420	11,257,819	10,816,203
Deposits	10,843,065	10,634,865	10,612,173	10,441,989	10,394,829	10,738,965	10,339,295
Interest-bearing liabilities	9,234,863	9,210,244	9,178,628	9,126,076	9,177,931	9,222,553	9,175,761
Long-term obligations	287,597	289,161	261,333	253,351	253,379	288,379	253,384
Shareholders' equity	$1,044,864	$1,037,260	$1,020,181	$1,002,524	$991,047	$1,040,202	$982,879
Shares outstanding	10,435,756	10,436,345	10,436,345	10,436,345	10,465,909	10,436,051	10,468,970

Selected Quarter-End Balances
Total assets	$12,830,029	$12,706,955	$12,552,227	$12,387,281	$12,394,744	$12,830,029	$12,394,744
Investment securities	2,038,227	2,150,738	2,469,447	2,646,829	2,475,821	2,038,227	2,475,821
Loans	8,988,095	8,616,987	8,326,598	8,026,502	7,857,220	8,988,095	7,857,220
Interest-earning assets	11,426,363	11,389,937	11,090,450	10,941,968	10,951,437	11,426,363	10,951,437
Deposits	10,962,062	10,795,536	10,711,332	10,563,135	10,558,616	10,962,062	10,558,616
Interest-bearing liabilities	9,266,406	9,327,152	9,251,903	9,165,645	9,158,867	9,266,406	9,158,867
Long-term obligations	286,657	289,118	289,277	256,752	253,376	286,657	253,376
Shareholders' equity	$1,046,483	$1,047,083	$1,029,305	$1,015,678	$999,789	$1,046,483	$999,789
Shares outstanding	10,434,453	10,436,345	10,436,345	10,436,345	10,436,345	10,434,453	10,436,345

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets	1.05%	0.56%	0.53%	0.63%	0.68%	0.53%	0.65
Shareholders' equity	6.11	6.72	6.45	7.74	8.41	6.42	8.02
Dividend payout ratio	18.09	16.57	17.30	14.71	13.89	17.30	14.75

Liquidity and Capital Ratios (averages)
Loans to deposits	81.33%	79.50%	76.71%	76.10%	75.15%	80.42	74.74
Shareholders' equity to total assets	8.21	8.29	8.19	8.16	8.12	8.25	8.10
Time certificates of $100,000 or more to total deposits	10.91	10.69	10.31	10.22	10.34	10.79	10.40

Per Share of Stock
Net income	$1.52	$1.66	$1.59	$1.87	$1.98	$3.18	$3.73
Cash dividends	0.275	0.275	0.275	0.275	0.275	0.55	0.55
Book value at period end	100.29	100.33	98.63	97.32	95.80	100.29	95.80
Tangible book value at period end	89.27	89.25	87.56	86.95	85.36	89.27	85.36

Shareholders’ Equity. BancShares and its banking subsidiaries continue to exceed all minimum regulatory capital requirements, and the financial institutions remain well-capitalized. In recent years, the de novo growth and expansion of ISB has consumed significant amounts of capital. BancShares infused $20.0 million into ISB during the first six months of 2004 to support its rapidly expanding balance sheet. We expect an additional $10.0 million will be infused into ISB prior to December 31, 2004. Through June 30, 2004, BancShares has provided $220.0 million in capitalization for ISB. BancShares’ prospective capacity to provide capital to support the growth and expansion of ISB is dependent upon FCB’s ability to return capital through dividends to BancShares.

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

Interest-earning assets for the second quarter of 2004 averaged $11.38 billion, an increase of $486.4 million or 4.5 percent from the second quarter of 2003. For the six months ended June 30, 2004, interest-earning assets averaged $11.26 billion, an increase of $441.6 million or 4.1 percent over the same period of 2003. These increases resulted from growth in the loan portfolio resulting from improving economic conditions. This growth was partially offset by reductions in investment securities.

Loans. At June 30, 2004 and 2003, gross loans totaled $8.99 billion and $7.86 billion, respectively. The $1.13 billion growth in loans from June 30, 2003 to June 30, 2004 represents a 14.4 percent annual growth rate. Table 2 details outstanding loans by type for the past five quarters.

During the twelve-month period from June 30, 2003 to June 30, 2004, loan demand has surged throughout both the retail and business segments of the loan portfolio. Commercial mortgage loans continued to display strong growth, increasing from $2.14 billion at June 30, 2003 to $2.64 billion at June 30, 2004, a $502.9 million or 23.5 percent growth rate. Revolving lines of credit secured by real estate increased $219.3 million or 15.0 percent over the twelve-month period, although second quarter 2004 originations declined from prior quarters. Consumer purpose loans increased $219.4 million or 18.7 percent primarily due to strong levels of sales finance activity. Construction and land development loans increased $88.1 million or 10.5 percent from June 30, 2003 to June 30, 2004. Commercial and industrial loans increased $76.6 million or 8.2 percent to $1.01 billion.

The growth among these loan categories was partially offset by a $24.1 million or 2.5 percent reduction in 1-4 family residential mortgage loans. Although origination activity remains strong, substantially all residential mortgage loans originated through our network are immediately sold to various correspondents. As a result, portfolio residential mortgage loans continue to decline, a trend we expect to continue during the second half of 2004.

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

We are encouraged that as the economy continues to improve, loan demand among business customers strengthens. Consumer loan demand may be constrained due to soft labor growth in certain of our market areas. All loan projections are subject to change as a result of further economic deterioration or improvement. Loan projections are also dependent on interest rate movements, which are subject to the influence of inflation expectations and Federal Reserve actions.

Outstanding Loans by Type	Table 2

	2004		2003
(thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Real estate:
Construction and land development	$923,312	$878,790	$854,660	$839,650	$835,209
Mortgage:
1-4 family residential	926,446	912,015	904,082	923,691	950,555
Commercial	2,643,393	2,462,854	2,347,792	2,221,741	2,140,521
Revolving	1,685,751	1,646,662	1,598,603	1,530,096	1,466,454
Other	166,887	159,668	160,043	160,222	157,597

Total real estate	6,345,789	6,059,989	5,865,180	5,675,400	5,550,336
Commercial and industrial	1,013,728	986,819	929,039	909,314	937,125
Consumer	1,394,192	1,345,782	1,303,718	1,233,856	1,174,807
Lease financing	175,204	162,765	160,390	146,416	140,133
Other	59,182	61,632	68,271	61,516	54,819

Total loans	8,988,095	8,616,987	8,326,598	8,026,502	7,857,220
Less reserve for loan losses	125,357	121,957	119,357	117,747	115,382

Net loans	$8,862,738	$8,495,030	$8,207,241	$7,908,755	$7,741,838

Investment securities. At June 30, 2004 and 2003, the investment portfolio totaled $2.04 billion and $2.48 billion, respectively. At December 31, 2003, the investment portfolio was $2.47 billion. The 17.5 percent decrease in the investment portfolio since December 31, 2003 resulted from the growth in loans outpacing the increase in deposits. Table 3 presents detailed information relating to the investment securities portfolio.

Investment securities held to maturity totaled $935.2 million at June 30, 2004, compared to $1.23 billion at December 31, 2003 and $1.60 billion at June 30, 2003. The reduction in investment securities held to maturity during late 2003 resulted from our decision to reinvest proceeds from maturing held-to-maturity securities in securities classified as available for sale. This redirection of the investment securities portfolio enhanced the overall liquidity of the balance sheet. The average maturity of the held-to-maturity portfolio has shortened from twelve months at June 30, 2003 to nine months at June 30, 2004. Securities that are classified as held-to-maturity reflect BancShares’ ability and positive intent to hold those investments until maturity.

Investment securities available for sale totaled $1.10 billion at June 30, 2004, compared to $1.24 billion at December 31, 2003 and $874.8 million at June 30, 2003. While the 2004 reduction reflects the use of proceeds from maturing securities to fund loan growth, the increase during 2003 resulted from the decision to invest in available-for-sale securities to enhance balance sheet liquidity. The average maturity of the U.S. Government securities component of available-for-sale securities

Investment Securities	Table 3

	June 30, 2004				June 30, 2003
(thousands)	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield
Investment securities held to maturity:
U. S. Government:
Within one year	$824,322	$824,164	0/6	1.93%	$1,037,291	$1,041,794	0/6	2.00%
One to five years	94,054	93,169	1/5	1.79	538,602	545,995	1/4	2.23
Five to ten years	32	33	5/8	8.00	85	90	6/6	8.00
Ten to twenty years	14,087	14,399	12/10	5.55	21,534	22,582	13/10	5.54
Over twenty years	628	646	24/5	7.25	1,298	1,348	25/5	7.17

Total	933,123	932,411	0/7	1.97	1,598,810	1,611,809	1/0	2.13
State, county and municipal:
Within one year	—	—			—	—
One to five years	350	365	2/7	5.69	440	458	2/3	5.55
Five to ten years	—	—			144	156	6/1	5.88
Ten to twenty years	1,420	1,550	13/10	6.02	1,417	1,599	15/1	6.02

Total	1,770	1,915	11/7	5.95	2,001	2,214	11/8	5.90

Other
Within one year	25	25	0/7	1.05	—	—
One to five years	250	250	4/1	7.75	—	—
Five to ten years	—	—			250	250	5/4	7.75

Total	275	275	3/9	7.14	250	250	5/4	7.75
Total investment securities held to maturity	935,168	934,601	0/9	1.98	1,601,061	1,614,273	1/0	2.13

Investment securities available for sale:
U. S. Government:
Within one year	805,753	791,096	0/4	2.59	598,019	600,310	0/4	2.95
One to five years	235,343	231,352	1/11	2.10	213,653	214,125	2/3	1.69
Five to ten years	678	661	8/8	5.03	—	—
Ten to twenty years	1,888	1,818	13/9	4.60	1,043	1,040	14/10	4.28
Over twenty years	21,107	20,488	28/10	5.24	—	—

Total	1,064,769	1,045,415	1/8	2.54	812,715	815,475	0/10	2.62

State, county and municipal:
Within one year	854	828	0/11	1.18	—	—
One to five years	4,096	4,055	3/5	3.03	281	282	4/1	1.58
Five to ten years	1,303	1,279	7/7	4.59	568	555	8/7	4.48
Ten to twenty years	—	—			—	—
Over twenty years	145	145	28/5	1.15	145	145	29/5	1.15

Total	6,398	6,307	4/6	3.06	994	982	0/4	3.17
Marketable equity securities	30,935	51,337			42,049	58,303

Total investment securities available for sale	1,102,102	1,103,059			855,759	874,760

Total investment securities	$2,037,270	$2,037,660			$2,456,819	$2,489,033

Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income tax purposes and 6.9% for state income taxes for all periods.

increased from 10 months at June 30, 2003 to twenty months at June 30, 2004. Available-for-sale securities are reported at their aggregate fair value.

Investment securities averaged $2.15 billion during the second quarter of 2004, compared to $2.59 billion during the second quarter of 2003, a reduction of $442.4 million or 17.0 percent. Investment securities averaged $2.25 billion during the first six months of 2004, a $289.2 million or 11.4 percent reduction from the same period of 2003.

For both the quarter and the six-month period ended June 30, the reduction in average investment securities was caused by loan demand exceeding deposit growth rates. Sustained loan demand will likely result in reductions in investment securities during the remainder of 2004, as increases in deposit balances and proceeds from maturing securities will fund loan growth.

At June 30, 2004, gross unrealized losses within the investment securities portfolio totaled $22.0 million, compared to $6.5 million at December 31, 2003. Total unrealized losses include $19.5 million within the held-to-maturity portfolio and $2.5 million within the available-for-sale portfolio. The growth in unrealized losses resulted from interest rate increases during the second quarter, which have caused reductions in the fair value of fixed-rate securities. None of the unrealized losses relate to investment securities that are deemed to be other than temporarily impaired as of June 30, 2004.

Overnight investments. Overnight investments totaled $400.0 million at June 30, 2004, compared to $294.4 million at December 31, 2003 and $618.4 million at June 30, 2003. Overnight investments averaged $405.9 million during the second quarter of 2004, a reduction of $77.8 million or 16.1 percent from the second quarter of 2003. For the six-month periods ended June 30, overnight investments averaged $374.6 million and $552.5 million, respectively, for 2004 and 2003. The changes in overnight investments resulted from liquidity management decisions.

Income on Interest-Earning Assets. Interest income amounted to $124.7 million during the second quarter of 2004, a $4.5 million or 3.5 percent decrease from the second quarter of 2003. Despite a 4.5 percent growth in interest-earning assets, interest income declined as the taxable-equivalent yield on interest-earning assets declined 35 basis points from 4.77 percent in the second quarter of 2003 to 4.42 percent in the second quarter of 2004 as market interest rates continued to decline.

Loan interest income for the second quarter of 2004 was $111.8 million, a decrease of $387,000 or 0.3 percent from the second quarter of 2003, due to a loan yield reduction that more than offset the favorable impact of loan growth. The taxable-equivalent yield on loans declined 66 basis points from 5.77 percent to 5.11 percent from the second quarter of 2003 to the second quarter of 2004 due to downward repricing of variable rates loans and rate-induced refinance activity among fixed rate loans.

Within the investment securities portfolio, interest income was $11.9 million during the second quarter of 2004 compared to $15.6 million during the second quarter of 2003, a reduction of $3.7 million or 23.5 percent. The reduction in interest income resulted from lower average investment securities and a 17 basis point reduction in the taxable-equivalent yield. Average investment securities decreased $442.4 million or 17.0 percent from the second quarter of 2003 to the same period of 2004.

Overnight investments generated interest income of $954,000 during the second quarter of 2004, compared to $1.4 million during the same period of 2003. The reduction was the combined result of lower average investments and a 23 basis points yield reduction. Overnight investments returned 0.95 percent during the second quarter of 2004 compared to 1.18 percent during the same period of 2003. Average overnight investments decreased $77.8 million or 16.1 percent.

Interest income amounted to $248.4 million during the first six months of 2004, an $11.9 million or 4.6 percent decrease from the same period of 2003, the net result of an unfavorable rate variance and a favorable volume variance. The taxable-equivalent yield on interest-earning assets declined 41 basis points from 4.85 percent for the first six months of 2003 to 4.44 percent during the same period of 2004. Lower market interest rates during 2004 have contributed to the unfavorable rate variance. Average interest-earning assets increased $441.6 million or 4.1 percent.

For the six months ended June 30, 2004, loan interest income was $221.4 million, a decrease of $4.2 million or 1.9 percent from the same period of 2003. The decrease in interest income reflects the decline in loan yields, which more than offset the impact of loan growth. The taxable-equivalent loan yield was 5.16 percent during the first six months of 2004, compared to 5.89 percent during the same period of 2003.

For the six months ended June 30, 2004, income earned on the investment securities portfolio amounted to $25.2 million, compared to $31.5 million during the same period of 2003, a decrease of $6.2 million or 19.9 percent. This decrease is the result of a 24 basis point decline in the taxable-equivalent yield, which fell from 2.50 percent in 2003 to 2.26 percent in 2004.

Interest earned on overnight investments totaled $1.8 million during the first six months of 2004 compared to $3.2 million during the same period of 2003, a $1.4 million or 44.1 percent reduction. This was the combined result of lower average overnight investments and a 21 basis point yield reduction.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits are our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and, in some cases, to fulfill commercial customer requirements for cash management services. Certain of our long-term borrowings also provide capital strength under existing guidelines established by the Federal Reserve.

At June 30, 2004 and 2003, interest-bearing liabilities totaled $9.27 billion and $9.16 billion, respectively, compared to $9.25 billion as of December 31, 2003. During the second quarter of 2004, interest-bearing liabilities averaged $9.23 billion, an increase of $56.9 million or 0.6 percent from the second quarter of 2003. This increase resulted from growth in interest-bearing deposits and long-term obligations, which more than offset the impact of lower short-term borrowings.

Deposits. At June 30, 2004, total deposits were $10.96 billion, an increase of $403.4 million or 3.8 percent over June 30, 2003. Compared to the December 31, 2003 balance of $10.71 billion, total deposits have increased $250.7 million or 2.3 percent.

Interest-bearing deposits averaged $8.51 billion during the second quarter of 2004 compared to $8.46 billion during the second quarter of 2003, an increase of $48.2 million or 0.6 percent. Average Checking With Interest increased $142.6 million or 10.4 percent from the second quarter of 2003 to the second quarter of 2004. Average savings accounts increased $56.8 million from the second quarter of 2003 to the second quarter of 2004, an 8.2 percent increase. Average time deposits decreased $141.6 million or 3.7 percent between the two periods. Noninterest-bearing deposits averaged $2.33 billion during the second quarter of 2004, a strong 20.7 percent increase as compared to the second quarter of 2003.

For the first six months of 2004, interest-bearing deposits averaged $8.50 billion compared to $8.48 billion during the same period of 2003. This $21.0 million or 0.2 percent increase results from continued growth among Checking With Interest and savings accounts, offset by lower average time deposits.

For both the second quarter and the six-month periods ended June 30, 2004, when compared to the same period of the prior year, average balances of transaction and money market deposit accounts continue to grow. We attribute the ongoing run-off of time deposits to customer expectation of higher interest rates, and, until those rates begin to increase, time deposit balances will likely continue to erode.

Short-term borrowings. At June 30, 2004, short-term borrowings totaled $437.4 million compared to $430.2 million at December 31, 2003 and $499.6 million at June 30, 2003. For the quarters ended June 30, 2004 and 2003, short-term borrowings averaged $436.2 million and $461.6 million, respectively. The $25.4 million or 5.5 percent decline in short-term borrowings is the result of reductions in master notes and overnight repurchase obligations. Customer interest in these commercial cash management products has diminished due to the very low market rates of interest.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Second Quarter	Table 4

	2004			2003			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Total loans	$8,818,359	$112,018	5.11%	$7,811,739	$112,393	5.77%	$13,480	$(13,855)	$(375)
Investment securities:
U. S. Government	2,091,869	11,580	2.23	2,534,486	15,223	2.41	(2,583)	(1,060)	(3,643)
State, county and municipal	8,838	89	4.05	5,079	49	3.87	37	3	40
Other	51,908	295	2.29	55,418	348	2.52	(22)	(31)	(53)

Total investment securities	2,152,615	11,964	2.24	2,594,983	15,620	2.41	(2,568)	(1,088)	(3,656)
Overnight investments	405,851	954	0.95	483,698	1,418	1.18	(208)	(256)	(464)

Total interest-earning assets	$11,376,825	$124,936	4.42%	$10,890,420	$129,431	4.77%	$10,704	$(15,199)	$(4,495)

Liabilities
Deposits:
Checking With Interest	$1,515,628	$449	0.12%	$1,373,028	$478	0.14%	$45	$(74)	$(29)
Savings	746,563	373	0.20	689,735	686	0.40	44	(357)	(313)
Money market accounts	2,517,362	4,285	0.68	2,527,037	6,348	1.01	(4)	(2,059)	(2,063)
Time deposits	3,731,536	19,856	2.14	3,873,129	26,037	2.70	(863)	(5,318)	(6,181)

Total interest-bearing deposits	8,511,089	24,963	1.18	8,462,929	33,549	1.59	(778)	(7,808)	(8,586)
Federal funds purchased	40,110	86	0.86	45,435	123	1.09	(13)	(24)	(37)
Repurchase agreements	140,528	127	0.36	153,101	121	0.32	(10)	16	6
Master notes	194,517	325	0.67	210,581	333	0.63	(27)	19	(8)
Other short-term borrowings	61,022	158	1.04	52,506	138	1.05	22	(2)	20
Long-term obligations	287,597	5,461	7.64	253,379	5,241	8.30	673	(453)	220

Total interest-bearing liabilities	$9,234,863	$31,120	1.36	$9,177,931	$39,505	1.73%	$(133)	$(8,252)	$(8,385)

Interest rate spread			3.06%			3.04%

Net interest income and net yield on interest-earning assets		$93,816	3.32%		$89,926	3.31%	$10,837	$(6,947)	$3,890

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.90% for each period. The taxable-equivalent adjustment was $276 and $258 for 2004 and 2003, respectively.

For the six month periods ended June 30, 2004 and 2003, short-term borrowings averaged $435.9 million and $445.1 million, respectively, a reduction of 2.1 percent primarily due to reduced demand for master notes and overnight repurchase obligations from commercial cash management customers.

Long-term obligations. At June 30, 2004 and 2003, long-term obligations totaled $286.7 million and $253.4 million, respectively. During the second quarter of 2004, long-term obligations averaged $287.6 million, compared to $253.4 million during the same period of 2003. For the six month periods ended June 30, 2004 and 2003, long-term obligations averaged $288.4 million and $253.4 million, respectively, an increase of 13.8 percent that primarily resulted from $25 million borrowed from the FHLB during the fourth quarter of 2003.

Expense on Interest-Bearing Liabilities. BancShares’ interest expense amounted to $31.1 million during the second quarter of 2004, an $8.4 million or 21.2 percent decrease from the second quarter of 2003. The lower interest expense was the result of falling market interest rates. The rate on interest-bearing liabilities was 1.36 percent during the second quarter of 2004 compared to 1.73 percent during the same period of 2003.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Six Months	Table 5

	2004			2003			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Total loans	$8,636,479	$221,881	5.16%	$7,727,674	$226,107	5.89%	$25,222	$(29,448)	$(4,226)
Investment securities:
U. S. Government	2,185,531	24,501	2.25	2,476,109	30,652	2.50	(3,362)	(2,789)	(6,151)
State, county and municipal	9,197	183	4.00	4,317	97	4.53	104	(18)	86
Other	52,058	564	2.18	55,606	725	2.63	(42)	(119)	(161)

Total investment securities	2,246,786	25,248	2.26	2,536,032	31,474	2.50	(3,300)	(2,926)	(6,226)
Overnight investments	374,554	1,792	0.96	552,497	3,208	1.17	(936)	(480)	(1,416)

Total interest-earning assets	$11,257,819	$248,921	4.44%	$10,816,203	$260,789	4.85%	$20,986	$(32,854)	$(11,868)

Liabilities
Deposits:
Checking With Interest	$1,483,712	$874	0.12%	$1,347,536	$1,087	0.16%	$92	$(305)	$(213)
Savings	732,904	731	0.20	675,659	1,401	0.42	91	(761)	(670)
Money market accounts	2,560,511	8,585	0.67	2,548,334	13,283	1.05	98	(4,796)	(4,698)
Time deposits	3,721,146	39,895	2.16	3,905,733	54,112	2.79	(2,235)	(11,982)	(14,217)

Total interest-bearing deposits	8,498,273	50,085	1.19	8,477,262	69,883	1.66	(1,954)	(17,844)	(19,798)
Federal funds purchased	44,018	187	0.85	40,331	220	1.10	19	(52)	(33)
Repurchase agreements	139,674	246	0.35	157,165	251	0.32	(27)	22	(5)
Master notes	192,054	639	0.67	218,471	666	0.61	(84)	57	(27)
Other short-term borrowings	60,155	316	1.06	29,148	159	1.10	166	(9)	157
Long-term obligations	288,379	10,874	7.54	253,384	10,484	8.28	1,382	(992)	390

Total interest-bearing liabilities	$9,222,553	$62,347	1.36%	$9,175,761	$81,663	1.79%	$(498)	$(18,818)	$(19,316)

Interest rate spread			3.08%			3.06%

Net interest income and net yield on interest-earning assets		$186,574	3.33%		$179,126	3.34%	$21,484	$(14,036)	$7,448

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.90% for each period. The taxable-equivalent adjustment was $566 and $542 for 2004 and 2003, respectively.

For the year-to-date, interest expense was $62.3 million, compared to $81.7 million for the same period of 2003. The $19.3 million or 23.7 percent decrease results primarily from lower interest rates and a reduction in average time deposits. The rate on interest-bearing deposits declined from 1.66 percent during the first six months of 2004 to 1.19 percent for the same period of 2004, a 47 basis point reduction. The rate on time deposits fell 63 basis points from 2.79 percent to 2.16 percent and, when combined with the impact of the volume reduction, accounted for $14.2 million of the reduction in interest expense during the first six months of 2004. The rate on money market accounts fell 37 basis points, from 1.05 percent to 0.68 percent. Although money market accounts experienced an increase in volume during the first six months of 2004, total interest expense on these deposits declined $4.7 million.

NET INTEREST INCOME

Net interest income totaled $93.5 million during the second quarter of 2004, an increase of $3.9 million or 4.3 percent from the $89.7 million recorded during the second quarter of 2003. The taxable-equivalent net yield on interest-earning assets was 3.32 percent for the second quarter of 2004, an increase of 1 basis point from the 3.31 percent reported for the second quarter of 2003. The growth in net interest income resulted from strong growth in the loan portfolio while the rate on interest-bearing liabilities decreased more than the yield on interest-earning assets.

Net interest income was $186.0 million and $178.6 million for the six-month periods ended June 30, 2004 and 2003, respectively. This represents an increase of $7.4 million or 4.2 percent. Consistent with the second quarter comparison, the year-to-date results demonstrate the impact of a favorable volume variance more than offsetting the impact of an unfavorable rate variance.

Despite the continuing pressure on net interest income resulting from historically low interest rates, our asset/liability management strategy continues to focus on maintaining high levels of balance sheet liquidity and managing our interest rate risk. We maintain portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Interest rate derivative contracts are not used in managing interest rate risk. Management believes that the current balance of asset and liabilities are properly positioned to maximize net interest income for possible interest rate hikes in the future.

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. As of June 30, 2004, BancShares’ market risk profile has not changed significantly from December 31, 2003. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

ASSET QUALITY

The maintenance of excellent asset quality is one of our primary areas of focus. Historically, we have dedicated significant resources to ensuring we are prudent in our lending practices. Accordingly, we have focused on asset quality as a key performance measure.

Nonperforming assets. At June 30, 2004, BancShares’ nonperforming assets, consisting of nonaccrual loans and other real estate, amounted to $24.0 million or 0.27 percent of gross loans plus foreclosed properties, compared to $24.1 million at December 31, 2003, and $25.6 million at June 30, 2003. Nonaccrual loans totaled $17.3 million at June 30, 2004, compared to $18.2 million at December 31, 2003 and $17.4 million at June 30, 2003. Other real estate totaled $6.6 million at June 30, 2004, compared to $5.9 million at December 31, 2003 and $8.1 million at June 30, 2003. We closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

Reserve for loan losses. We continuously analyze the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating probable credit losses. At June 30, 2004, the reserve for loan losses amounted to $125.4 million or 1.39 percent of loans outstanding. This compares to $119.4 million or 1.43 percent at December 31, 2003, and $115.4 million or 1.47 percent at June 30, 2003.

The provision for loan losses charged to operations during the second quarter of 2004 was $9.9 million, compared to $7.2 million during the second quarter of 2003. For the six-month periods ended June 30, total provision for loan losses was $17.8 million for 2004 and $12.8 million for 2003. The $5.0 million increase primarily results from the higher net charge offs and increased provision due to rapid loan growth during 2004.

Net charge-offs for the three months ended June 30, 2004 totaled $6.5 million, compared to net charge-offs of $5.2 million during the same period of 2003. On an annualized basis, these net charge-offs represent 0.30 percent and 0.27 percent of average loans outstanding during the respective periods. Net charge-offs for the six-month period ended June 30, 2004 totaled $11.8 million, compared to $9.9 million during the same period of 2003. As a percentage of average loans outstanding, these losses represent 0.27 percent for 2004 and 0.26 for 2003 on an annualized basis. Gross charge-offs totaled $13.2 million and $11.4 million for the six-month periods ended June 30, 2004 and 2003 respectively.

Summary of Loan Loss Experience and Risk Elements	Table 6

	2004		2003			Six months ended June 30,
(thousands, except ratios)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2004	2003
Reserve balance at beginning of period	$121,957	$119,357	$117,747	$115,382	$113,382	$119,357	$112,533
Acquired reserve	—	—	409	—	—	—	—
Provision for loan losses	9,917	7,847	5,079	6,353	7,192	17,764	12,755
Net charge-offs:
Charge-offs	(7,288)	(5,952)	(5,246)	(5,050)	(6,089)	(13,240)	(11,362)
Recoveries	771	705	1,368	1,062	897	1,476	1,456

Net charge-offs	(6,517)	(5,247)	(3,878)	(3,988)	(5,192)	(11,764)	(9,906)

Reserve balance at end of period	$125,357	$121,957	$119,357	$117,747	$115,382	$125,357	$115,382

Historical Statistics

Average loans	$8,818,359	$8,454,599	$8,140,751	$7,946,501	$7,811,739	$8,636,479	$7,727,674
Loans at period-end	8,988,095	8,616,987	8,326,598	8,026,502	7,857,220	8,988,095	7,857,220

Risk Elements
Nonaccrual loans	$17,282	$13,969	$18,190	$13,494	$17,438	$17,282	$17,438
Other real estate	6,633	6,202	5,949	6,827	8,147	6,633	8,147

Total nonperforming assets	$23,915	$20,171	$24,139	$20,321	$25,585	$23,915	$25,585

Accruing loans 90 days or more past due	$11,389	$16,220	$11,492	$11,840	$7,848	$11,389	$7,848

Ratios

Net charge-offs (annualized) to average total loans	0.30%	0.25%	0.19%	0.20%	0.27%	0.27%	0.26%
Reserve for loan losses to total loans at period-end	1.39	1.42	1.43	1.47	1.47	1.39	1.47
Nonperforming assets to total loans plus other real estate at period-end	0.27	0.23	0.29	0.25	0.33	0.27	0.33

We consider the established reserve adequate to absorb losses that relate to loans outstanding at June 30, 2004. While we use available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of adjustments to the reserve based on their judgments of information available to them at the time of their examination.

NONINTEREST INCOME

The growth of noninterest income is essential to our ability to sustain adequate levels of profitability. The primary sources of noninterest income are service charges on deposit accounts, cardholder and merchant services income, various types of commission-based income including the sale of investments by our broker-dealer subsidiary, fees from processing services for client banks, mortgage income and various types of revenues derived from wealth management services. Noninterest income also includes gains and losses resulting from securities transactions as well as gains recognized from the sale of branch offices.

During the first six months of 2004, noninterest income was $124.4 million, compared to $122.6 million during the same period of 2003. The $1.8 million or 1.5 percent increase was primarily due to growth in cardholder and merchant services income and service charges on deposit accounts. During the second quarter 2003, the sale of four branches generated a gain of $5.7 million. There was no branch sale activity during the first six months of 2004.

Cardholder and merchant services income increased $3.9 million or 14.8 percent for the first six months of 2004 when compared to the same period in 2003. Much of the increase results from higher transaction volume with our debit card product, which has contributed to growth in merchant income.

Service charges on deposit accounts increased $2.0 million or 5.4 percent during the first six months of 2004. Service charges benefited from higher levels of bad check fees. Fees from processing services increased $1.6 million from $10.2 million during the first six months of 2003 to $11.8 million earned during the first six months of 2004 due to higher transaction volume for client banks and a new fee schedule that was effective January 1, 2004.

Trust income contributed an additional $1.2 million during the first six months of 2004 compared to the same period of 2003. This increase represents a 15.4 percent increase over the same period of 2003 due to improved investment returns and increased sales activity during 2004. Additionally, we recorded securities gains of $1.9 million during the first six months of 2004, compared to $130,000 during the same period of 2003.

Partially offsetting the benefit of these increases, mortgage income decreased $3.9 million or 46.3 percent during the first six months of 2004. Refinance activity has slowed in the first half of 2004 due to higher mortgage interest rates, resulting in lower origination fee and service release income.

During the second quarter of 2004, noninterest income was $62.9 million, a decrease of $3.6 million or 5.5 percent, compared to the $66.6 million earned during the second quarter of 2003. The 2004 reduction results from the inclusion in the second quarter of 2003 of a $5.7 million gain recognized on the sale of branch offices and $1.1 million in securities gains. No such gains were recorded during the second quarter of 2004.

Cardholder and merchant services income increased $2.2 million or 15.5 percent during the second quarter of 2004 due to higher transaction volume and interchange fees. Service charges on deposits increased $1.1 million or 5.7 percent for the quarter due to higher bad check fees.

Fees from processing services increased $852,000 or 16.7 percent due to increased transaction volume for client banks as well as the new fee schedule effective January 1, 2004. ATM income increased $465,000 or 21.1 percent from 2003 to 2004 as FCB continues to enhance its ATM network. Mortgage income declined $2.1 million or 45.9 percent during the second quarter of 2004 as refinance activity slowed due to higher mortgage interest rates.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefit costs, occupancy costs related to branch offices and support facilities, and equipment costs related to branch offices and technology.

Noninterest expense was $240.2 million for the first six months of 2004, a 6.1 percent increase over the $226.5 million recorded during the same period of 2003. The $13.7 million increase in noninterest expense results from higher personnel and general operating costs. Salary expense increased $5.2 million during 2004 when compared to the same period of 2003. This 5.3 percent increase is primarily due to the growth in employee population required to staff new branch offices of ISB. Employee benefits expense increased $1.8 million or 7.6 percent during the first six months of 2004, compared to the corresponding period of 2003 due to higher health insurance costs and pension expense.

Occupancy costs increased $1.4 million or 6.6 percent during the first six months of 2004, the result of higher rent expense incurred by ISB. Equipment expense increased $976,000 or 4.0 percent from the second quarter of 2003 to the second quarter of 2004, due primarily to increases in hardware and software depreciation.

Other expenses increased $4.4 million or 7.3 percent during 2004 due to higher card processing costs, legal expense and non-credit charge-offs, partially offset by a favorable variance in net losses recognized from asset sales.

For the second quarter of 2004, noninterest expense totaled $121.3 million, a $5.8 million or 5.0 percent increase over the same period of 2003. Salary expense totaled $51.4 million during the second quarter of 2004, an increase of $2.2 million or 4.5 percent due to new associates hired to support the continued ISB expansion. Employee benefits expense increased $685,000 due to higher pension and health care costs.

INCOME TAXES

Income tax expense was $19.2 million during the first six months of 2004, compared to $22.8 million during the same period of 2003, a 15.8 percent decrease primarily due to lower pre-tax earnings. The effective tax rates for these periods were 36.7 percent and 36.9 percent, respectively. For the second quarters of 2004 and 2003, income tax expense was $9.3 million and $12.7 million, respectively. The effective tax rates were 37.0 percent and 37.9 percent for the respective periods.

LIQUIDITY

The investment portfolio is a primary source of liquidity, with available for sale securities and maturities of held-to-maturity securities structured to provide projected cash flows. Deposits generated throughout the branch network have enabled us to fund asset growth and maintain adequate levels of liquidity. In the event additional liquidity is needed, BancShares maintains sources for borrowed funds through federal funds lines of credit and other borrowing facilities including the Federal Home Loan Bank of Atlanta. Loan growth during the second quarter was funded primarily by maturities of investment securities. Deposits are expected to display seasonal patterns through the remainder of 2004, building in the third and fourth quarters to provide a portion of the required funding for anticipated loan growth.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At June 30, 2004 and 2003, the leverage capital ratio of BancShares was 9.37 percent and 9.33 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares’ Tier 1 capital ratio was 12.25 percent at June 30, 2004, and 13.40 percent as of June 30, 2003. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 13.59 percent at June 30, 2004 and 14.73 percent as of June 30, 2003. The minimum total capital ratio is 8 percent. BancShares and each of its subsidiary banks meet the requirements for well-capitalized status established by their respective regulatory agencies.

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

Although FCB has grown through acquisition in certain of its markets, throughout its history much of its expansion has been accomplished on a de novo basis. However, because of FCB’s size, market share and maturity as well as the current modest expansion of its branch network, the costs associated with de novo branching are not material to FCB’s financial performance. Since it first opened in 1997, ISB has followed a similar business model for growth and expansion. Yet, due to the large number of immature branch offices that have yet to attain sufficient size for profitability, the financial results and trends of ISB are significantly affected by its current and continuing growth. Each new market ISB enters creates additional operating costs that are typically not fully offset by operating revenues until the third year after initial opening. ISB’s rapid growth in new markets in recent years has continued to adversely impact its financial performance.

IronStone Bank. ISB’s total assets increased from $1.11 billion at June 30, 2003 to $1.33 billion at June 30, 2004, an increase of $212.4 million or 19.1 percent. This growth resulted from significantly higher levels of loans, funded by a growing deposit base and borrowed funds, generated by the expanding branch network. ISB recorded a net loss of $1.6 million during the first six months of 2004 compared to a net loss of $507,000 during the same period of 2003. This represents an unfavorable variance of $1.1 million, the result of ISB’s higher personnel and occupancy expenses and provision for loan losses.

ISB’s net interest income increased $2.8 million or 14.8 percent during the first six months of 2004, when compared to the same period of 2003, the result of balance sheet growth that more than offset the impact of falling interest rates. Provision for loan losses increased $1.0 million or 110.6 percent due to accelerated growth in the loan portfolio.

ISB’s noninterest income decreased $103,000 or 3.8 percent during the first six months of 2004, primarily the result of lower mortgage income. Noninterest expense increased $3.6 million or 17.3 percent during 2004. Higher personnel, occupancy and equipment costs reflect the impact of the expanded branch network, much of which relates to the expansion of ISB into new markets.

During 2004, ISB opened facilities in New Mexico and Colorado and has received approval to operate in Oregon and Washington. ISB continues to evaluate other markets for further expansion. As this growth continues, ISB will continue to incur incremental operating costs, particularly in the areas of personnel, occupancy and equipment. As a result of the de novo status of much of the ISB franchise and plans for continued expansion, ISB’s net losses will likely extend into the foreseeable future.

First Citizens Bank. FCB’s total assets increased from $11.16 billion at June 30, 2003 to $11.41 billion at June 30, 2004, an increase of $251.3 million or 2.3 percent. FCB recorded net income of $40.2 million during the first six months of 2004 compared to $45.8 million during the same period of 2003. This represents a $5.6 million or 12.2 percent reduction in net income.

FCB’s net interest income increased $5.4 million or 3.2 percent during the first six months of 2004, the result of strong loan growth. Provision for loan losses increased $4.0 million or 33.6 percent during 2004 due to higher net charge-offs and loan growth.

FCB’s noninterest income increased $1.3 million or 1.1 percent during the first six months of 2004, the result of higher cardholder and merchant service income, service charges on deposits and trust income offset largely by substantially lower levels of mortgage income.

Noninterest expense increased $11.4 million or 5.5 percent during the first six months of 2004, primarily due to higher personnel and credit card processing costs.

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

FORWARD-LOOKING STATEMENTS

This discussion may contain statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” or other statements concerning opinions or judgments of BancShares and its management about future events. Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of BancShares’ customers, actions of government regulators, the level of market interest rates, and general economic conditions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2004	FIRST CITIZENS BANCSHARES, INC.
(Registrant)
	By:	/s/ Kenneth A. Black
Kenneth A. Black
Vice President, Treasurer and Chief Financial Officer