Form 10-Q/A
period 2004-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2004-08-10
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Financial Summary	Table 1

	2004		2003			Six Months Ended June 30
(thousands, except per share data and ratios)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2004	2003
Summary of Operations
Interest income	$248,354	$123,694	$125,343	$124,887	$129,173	$248,354	$260,247
Interest expense	62,347	31,227	32,301	34,573	39,505	62,347	81,663

Net interest income	186,007	92,467	93,042	90,314	89,668	186,007	178,584
Provision for loan losses	17,764	7,847	5,079	6,353	7,192	17,764	12,755

Net interest income after provision for loan losses	168,243	84,620	87,963	83,961	82,476	168,243	165,829
Noninterest income	124,444	61,543	58,601	62,736	66,550	124,444	122,599
Noninterest expense	240,244	118,896	120,089	118,478	115,577	240,244	226,521

Income before income taxes	52,443	27,267	26,475	28,219	33,449	52,443	61,907
Income taxes	19,240	9,936	9,901	8,672	12,677	19,240	22,841

Net income	$33,203	$17,331	$16,574	$19,547	$20,772	$33,203	$39,066

Net interest income-taxable equivalent	$93,816	$92,758	$93,297	$90,568	$89,926	$186,574	$179,126

Selected Quarterly Averages
Total assets	$12,723,435	$12,508,227	$12,449,537	$12,287,273	$12,203,618	$12,615,831	$12,129,579
Investment securities	2,152,615	2,340,956	2,602,630	2,665,203	2,594,983	2,246,786	2,536,032
Loans	8,818,359	8,454,599	8,140,751	7,946,501	7,811,739	8,636,479	7,727,674
Interest-earning assets	11,376,825	11,138,812	11,100,897	10,994,308	10,890,420	11,257,819	10,816,203
Deposits	10,843,065	10,634,865	10,612,173	10,441,989	10,394,829	10,738,965	10,339,295
Interest-bearing liabilities	9,234,863	9,210,244	9,178,628	9,126,076	9,177,931	9,222,553	9,175,761
Long-term obligations	287,597	289,161	261,333	253,351	253,379	288,379	253,384
Shareholders' equity	$1,044,864	$1,037,260	$1,020,181	$1,002,524	$991,047	$1,040,202	$982,879
Shares outstanding	10,435,756	10,436,345	10,436,345	10,436,345	10,465,909	10,436,051	10,468,970

Selected Quarter-End Balances
Total assets	$12,830,029	$12,706,955	$12,552,227	$12,387,281	$12,394,744	$12,830,029	$12,394,744
Investment securities	2,038,227	2,150,738	2,469,447	2,646,829	2,475,821	2,038,227	2,475,821
Loans	8,988,095	8,616,987	8,326,598	8,026,502	7,857,220	8,988,095	7,857,220
Interest-earning assets	11,426,363	11,389,937	11,090,450	10,941,968	10,951,437	11,426,363	10,951,437
Deposits	10,962,062	10,795,536	10,711,332	10,563,135	10,558,616	10,962,062	10,558,616
Interest-bearing liabilities	9,266,406	9,327,152	9,251,903	9,165,645	9,158,867	9,266,406	9,158,867
Long-term obligations	286,657	289,118	289,277	256,752	253,376	286,657	253,376
Shareholders' equity	$1,046,483	$1,047,083	$1,029,305	$1,015,678	$999,789	$1,046,483	$999,789
Shares outstanding	10,434,453	10,436,345	10,436,345	10,436,345	10,436,345	10,434,453	10,436,345

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets	0.50%	0.56%	0.53%	0.63%	0.68%	0.53%	0.65
Shareholders' equity	6.11	6.72	6.45	7.74	8.41	6.42	8.02
Dividend payout ratio	18.09	16.57	17.30	14.71	13.89	17.30	14.75

Liquidity and Capital Ratios (averages)
Loans to deposits	81.33%	79.50%	76.71%	76.10%	75.15%	80.42	74.74
Shareholders' equity to total assets	8.21	8.29	8.19	8.16	8.12	8.25	8.10
Time certificates of $100,000 or more to total deposits	10.91	10.69	10.31	10.22	10.34	10.79	10.40

Per Share of Stock
Net income	$1.52	$1.66	$1.59	$1.87	$1.98	$3.18	$3.73
Cash dividends	0.275	0.275	0.275	0.275	0.275	0.55	0.55
Book value at period end	100.29	100.33	98.63	97.32	95.80	100.29	95.80
Tangible book value at period end	89.27	89.25	87.56	86.95	85.36	89.27	85.36

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