Form 10-Q
period 2004-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2004-11-08
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

(Number of shares outstanding, by class, as of November 5, 2004)

INDEX

		Page(s)
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at September 30, 2004, December 31, 2003, and September 30, 2003	4

	Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2004, and September 30, 2003	5

	Consolidated Statements of Changes in Shareholders’ Equity for the nine-month periods ended September 30, 2004, and September 30, 2003	6

	Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2004, and September 30, 2003	7

	Notes to Consolidated Financial Statements	8-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures

(a)	BancShares’ management evaluated the effectiveness of the design and operation of BancShares’ disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, BancShares’ disclosure controls and procedures were effective in enabling it to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act.

(b)	No change in BancShares’ internal control over financial reporting occurred during the third quarter of 2004 that materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2004	FIRST CITIZENS BANCSHARES, INC.
(Registrant)

	By:	/s/ Kenneth A. Black
Kenneth A. Black
Vice President, Treasurer and Chief Financial Officer

Consolidated Balance Sheets

First Citizens BancShares, Inc. and Subsidiaries

(thousands, except share data)	September 30* 2004	December 31# 2003	September 30* 2003
Assets
Cash and due from banks	$666,482	$790,168	$790,166
Overnight investments	468,543	294,405	268,636
Investment securities held to maturity	843,428	1,226,717	1,474,801
Investment securities available for sale	1,184,409	1,242,730	1,172,028
Loans	9,150,859	8,326,598	8,026,502
Less reserve for loan losses	127,857	119,357	117,747

Net loans	9,023,002	8,207,241	7,908,755
Premises and equipment	562,488	539,616	534,339
Income earned not collected	40,411	41,929	42,055
Other assets	230,336	217,102	196,856

Total assets	$13,019,099	$12,559,908	$12,387,636

Liabilities
Deposits:
Noninterest-bearing	$2,442,815	$2,178,897	$2,126,874
Interest-bearing	8,682,181	8,532,435	8,436,261

Total deposits	11,124,996	10,711,332	10,563,135
Short-term borrowings	457,617	430,191	472,631
Long-term obligations	286,437	289,277	256,752
Other liabilities	82,035	99,803	79,440

Total liabilities	11,951,085	11,530,603	11,371,958
Shareholders’ Equity
Common stock:
Class A - $1 par value (8,756,778; 8,758,670 and 8,758,670 shares issued, respectively)	8,757	8,759	8,759
Class B - $1 par value (1,677,675 shares issued during all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	905,718	864,470	850,766
Accumulated other comprehensive income	8,095	10,632	10,709

Total shareholders’ equity	1,068,014	1,029,305	1,015,678

Total liabilities and shareholders’ equity	$13,019,099	$12,559,908	$12,387,636

*	Unaudited
#	Derived from the 2003 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

First Citizens BancShares, Inc. and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
(thousands, except per share data; unaudited)	2004	2003	2004	2003
Interest income
Loans	$118,306	$109,395	$339,660	$334,982
Investment securities:
U. S. Government	11,077	14,226	35,578	44,878
State, county and municipal	67	38	210	113
Dividends	292	316	856	1,041

Total investment securities interest and dividend income	11,436	14,580	36,644	46,032
Overnight investments	1,669	912	3,461	4,120

Total interest income	131,411	124,887	379,765	385,134
Interest expense
Deposits	26,987	28,587	77,072	98,470
Short-term borrowings	874	748	2,262	2,044
Long-term obligations	5,459	5,238	16,333	15,722

Total interest expense	33,320	34,573	95,667	116,236

Net interest income	98,091	90,314	284,098	268,898
Provision for loan losses	7,972	6,353	25,736	19,108

Net interest income after provision for loan losses	90,119	83,961	258,362	249,790
Noninterest income
Service charges on deposit accounts	21,254	20,124	61,206	58,034
Cardholder and merchant services income	16,918	14,795	47,319	41,275
Trust income	4,178	3,687	12,794	11,153
Fees from processing services	5,991	5,177	17,786	15,402
Commission income	6,250	6,097	19,026	18,167
ATM income	2,605	2,351	7,663	6,654
Mortgage income	1,935	4,829	6,423	13,186
Gain on sale of branches to a related party	—	—	—	5,710
Other service charges and fees	3,209	3,537	9,947	11,196
Securities gains	—	179	1,852	309
Other	1,294	1,960	4,062	4,249

Total noninterest income	63,634	62,736	188,078	185,335
Noninterest expense
Salaries and wages	52,668	50,885	155,161	148,209
Employee benefits	11,977	11,543	37,338	35,121
Occupancy expense	11,014	10,657	33,291	31,563
Equipment expense	12,156	13,515	37,309	37,692
Other	32,566	31,878	97,526	92,414

Total noninterest expense	120,381	118,478	360,625	344,999

Income before income taxes	33,372	28,219	85,815	90,126
Income taxes	16,504	8,672	35,744	31,513

Net income	$16,868	$19,547	$50,071	$58,613

Other comprehensive income (loss) net of taxes
Unrealized securities gains (losses) arising during period	$7,533	$(681)	$(1,416)	$2,240
Less: reclassified adjustment for gains included in net income	—	108	1,121	187

Other comprehensive income (loss)	7,533	(789)	(2,537)	2,053

Comprehensive income	$24,401	$18,758	$47,534	$60,666

Average shares outstanding	10,434,453	10,436,345	10,435,514	10,457,976
Net income per share	$1.62	$1.87	$4.80	$5.60

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

First Citizens BancShares, Inc. and Subsidiaries

(thousands, except share data, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2002	$8,794	$1,678	$143,766	$804,397	$8,656	$967,291
Redemption of 35,999 shares of Class A common stock	(35)			(3,530)		(3,565)
Redemption of 950 shares of Class B common stock		—		(87)		(87)
Net income				58,613		58,613
Unrealized securities gains, net of deferred taxes					2,053	2,053
Cash dividends				(8,627)		(8,627)

Balance at September 30, 2003	$8,759	$1,678	$143,766	$850,766	$10,709	$1,015,678

Balance at December 31, 2003	$8,759	$1,678	$143,766	$864,470	$10,632	$1,029,305
Net income				50,071		50,071
Redemption of 1,892 shares of Class A common stock	(2)			(213)		(215)
Cash dividends				(8,610)		(8,610)
Unrealized securities losses, net of deferred taxes					(2,537)	(2,537)

Balance at September 30, 2004	$8,757	$1,678	$143,766	$905,718	$8,095	$1,068,014

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	Nine months ended September 30
	2004	2003
	(thousands)
OPERATING ACTIVITIES
Net income	$50,071	$58,613
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	1,754	2,019
Provision for loan losses	25,736	19,108
Deferred tax expense	649	7,206
Change in current taxes payable	(11,169)	180
Depreciation	32,790	30,702
Change in accrued interest payable	(6,129)	(14,438)
Change in income earned not collected	1,518	4,904
Securities gains	(1,852)	(309)
Origination of loans held for sale	(388,549)	(782,436)
Proceeds from sale of loans held for sale	389,681	787,214
Gain on loans held for sale	(3,002)	(7,359)
Gain on sale of branches to a related party	—	(5,710)
Net amortization of premiums and discounts	6,039	14,775
Net change in other assets	(13,106)	(12,949)
Net change in other liabilities	(470)	(15,216)

Net cash provided by operating activities	83,961	86,304

INVESTING ACTIVITIES
Net change in loans outstanding	(837,339)	(444,775)
Purchases of investment securities held to maturity	(353,833)	(695,251)
Purchases of investment securities available for sale	(1,336,319)	(1,369,426)
Proceeds from maturities of investment securities held to maturity	731,083	1,623,258
Proceeds from maturities and sales of investment securities available for sale	1,392,278	322,755
Net change in overnight investments	(174,138)	354,934
Dispositions of premises and equipment	7,693	7,060
Additions to premises and equipment	(63,302)	(66,006)
Purchase and sale of branches, net of cash transferred	8,370	(66,667)

Net cash used by investing activities	(625,507)	(334,118)

FINANCING ACTIVITIES
Net change in time deposits	169,510	(202,195)
Net change in demand and other interest-bearing deposits	232,589	427,450
Net change in short-term borrowings	24,586	9,660
Originations of long-term obligations	—	3,687
Repurchases of common stock	(215)	(3,652)
Cash dividends paid	(8,610)	(8,627)

Net cash provided by financing activities	417,860	226,323

Change in cash and due from banks	(123,686)	(21,491)
Cash and due from banks at beginning of period	790,168	811,657

Cash and due from banks at end of period	$666,482	$790,166

CASH PAYMENTS FOR:
Interest	$101,796	$130,674
Income taxes	36,507	21,803

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Net change in unrealized securities gains (losses)	$(4,214)	$3,395

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note A

Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Note B

Operating Segments

BancShares conducts its banking operations through its two wholly-owned subsidiaries, First-Citizens Bank & Trust Company (FCB) and IronStone Bank (ISB). Although FCB and ISB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity operates under a separate charter. Additionally, the financial results and trends of ISB reflect the de novo nature of its growth.

FCB is a mature banking institution that operates from a single charter from its branch network in North Carolina, Virginia and West Virginia. ISB began operations in 1997 and currently operates in Georgia, Florida, Texas, Arizona, California, New Mexico, Colorado, Oregon and Washington under a federal thrift charter.

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

	As of and for the nine months ended September 30, 2004
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$48,423	$331,139	$1,984	$381,546	$(1,781)	$379,765
Interest expense	14,736	65,981	16,731	97,448	(1,781)	95,667

Net interest income	33,687	265,158	(14,747)	284,098	—	284,098
Provision for loan losses	3,017	22,719	—	25,736	—	25,736

Net interest income after provision for loan losses	30,670	242,439	(14,747)	258,362	—	258,362
Noninterest income	4,078	185,556	3,737	193,371	(5,293)	188,078
Noninterest expense	38,038	325,825	2,055	365,918	(5,293)	360,625

Income (loss) before income taxes	(3,290)	102,170	(13,065)	85,815	—	85,815
Income taxes	(1,063)	41,375	(4,568)	35,744	—	35,744

Net income (loss)	$(2,227)	$60,795	$(8,497)	$50,071	$—	$50,071

Period-end assets	$1,392,763	$11,543,869	$1,546,097	$14,482,729	$(1,463,630)	$13,019,099

	As of and for the nine months ended September 30, 2003
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$43,426	$341,028	$18,299	$402,753	$(17,619)	$385,134
Interest expense	14,790	86,944	32,121	133,855	(17,619)	116,236

Net interest income	28,636	254,084	(13,822)	268,898	—	268,898
Provision for loan losses	1,553	17,555	—	19,108	—	19,108

Net interest income after provision for loan losses	27,083	236,529	(13,822)	249,790	—	249,790
Noninterest income	4,110	181,963	2,274	188,347	(3,012)	185,335
Noninterest expense	32,602	312,793	2,616	348,011	(3,012)	344,999

Income (loss) before income taxes	(1,409)	105,699	(14,164)	90,126	—	90,126
Income taxes	(255)	36,700	(4,932)	31,513	—	31,513

Net income (loss)	$(1,154)	$68,999	$(9,232)	$58,613	$—	$58,613

Period-end assets	$1,127,124	$11,126,365	$1,733,128	$13,986,617	$(1,598,981)	$12,387,636

Note C

Employee Benefits

BancShares recognized pension expense totaling $9,290 and $7,955, respectively, in the nine-month periods ended September 30, 2004 and 2003. Pension expense is included as a component of employee benefits expense.

	Nine months ended September 30,
Components of Net Periodic Benefit Cost	2004	2003
Service cost	$9,067	$7,572
Interest cost	11,234	10,728
Expected return on plan assets	(12,818)	(11,010)
Amortization of prior service cost	114	118
Recognized net actuarial loss	1,693	547

Net periodic benefit cost	$9,290	$7,955

The expected long-term rate of return on plan assets for 2004 is 8.50 percent.

Note D

Income Taxes

Income tax expense consisted of the following:

	Nine months ended September 30,
	2004	2003
Current tax expense
Federal	$20,783	$19,328
State	14,312	4,979

Total current tax expense	35,095	24,307

Deferred tax expense (benefit)
Federal	1,397	11,058
State	(748)	(3,852)

Total deferred tax expense	649	7,206

Total tax expense	$35,744	$31,513

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent in each period to pretax income as a result of the following:

	Nine months ending September 30,
	2004	2003
Income at statutory rates	$30,035	$31,540
Increase (reduction) in income taxes resulting from:
Nontaxable income on loans and investments, net of nondeductible expenses	(587)	(534)
State and local income taxes, including change in valuation allowance, net of federal income tax benefit	8,817	733
Other, net	(2,521)	(226)

Total tax expense	$35,744	$31,513

INTRODUCTION

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. This discussion primarily focuses on our two banking subsidiaries: First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank that operates branches in North Carolina, Virginia and West Virginia, and IronStone Bank (ISB), a federally-chartered thrift institution that operates offices in Georgia, Florida, Texas, Arizona, California, New Mexico, Colorado, Oregon and Washington.

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

External factors influence customer demand for our deposit and loan products. During 2003, economic uncertainty in our primary market areas restrained customer demand for loan products. However, since early 2004, economic conditions have improved, causing robust demand for loan products.

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

Financial institutions frequently focus their strategic and operating emphasis on maximizing profitability, and therefore measure their relative success by reference to profitability measures such as return on average assets or return on average shareholders’ equity. BancShares’ return on average assets and return on average equity historically compare unfavorably to the returns of similarly sized financial holding companies. We have typically placed significant emphasis upon asset quality, balance sheet liquidity and capital conservation, even when those priorities may be detrimental to current earnings.

Our strategic analysis and the competitive position of BancShares within the financial services industry indicate continued opportunities for growth and expansion. We operate in diverse and growing geographic markets and believe that through superior customer service and focused strategic emphasis, opportunities exist to increase earnings by attracting customers of other financial institutions. Specifically, we seek opportunities to increase fee income in areas such as merchant processing, client bank services, factoring, insurance, cash management, wealth management and private banking services.

We focus substantial attention on the risks that can endanger our profitability and growth prospects. Such risks fall generally into categories of economic, industry systemic, competitive and regulatory. We view economic risk as the greatest exposure since the potential impact is so significant. Specific economic risks include recession, rapid movements in interest rates and significant increases in inflation expectations. Compared to our larger competitors, our relatively small asset size and our limited capital resources require significant management focus on economic risk.

Detailed information regarding the components of net income and other key financial data over the most recent five quarters is provided in Table 1. Tables 4 and 5 provide information on net interest income. Table 6 provides information related to asset quality.

Financial Summary

	2004			2003		Nine Months Ended September 30
(thousands, except per share data and ratios)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2004	2003
Summary of Operations
Interest income	$131,411	$124,660	$123,694	$125,343	$124,887	$379,765	$385,134
Interest expense	33,320	31,120	31,227	32,301	34,573	95,667	116,236

Net interest income	98,091	93,540	92,467	93,042	90,314	284,098	268,898
Provision for loan losses	7,972	9,917	7,847	5,079	6,353	25,736	19,108

Net interest income after provision for loan losses	90,119	83,623	84,620	87,963	83,961	258,362	249,790
Noninterest income	63,634	62,901	61,543	58,601	62,736	188,078	185,335
Noninterest expense	120,381	121,348	118,896	120,089	118,478	360,625	344,999

Income before income taxes	33,372	25,176	27,267	26,475	28,219	85,815	90,126
Income taxes	16,504	9,304	9,936	9,901	8,672	35,744	31,513

Net income	$16,868	$15,872	$17,331	$16,574	$19,547	$50,071	$58,613

Net interest income-taxable equivalent	$98,372	$93,816	$92,758	$93,297	$90,568	$284,946	$269,694

Selected Averages
Total assets	$12,935,674	$12,723,435	$12,508,227	$12,449,537	$12,287,273	$12,723,224	$12,177,404
Investment securities	2,022,450	2,152,615	2,340,956	2,602,630	2,665,203	2,171,462	2,579,562
Loans	9,058,562	8,818,359	8,454,599	8,140,751	7,946,501	8,778,200	7,801,418
Interest-earning assets	11,561,331	11,376,825	11,138,812	11,100,897	10,994,308	11,359,728	10,876,224
Deposits	11,039,247	10,843,065	10,634,865	10,612,173	10,441,989	10,839,790	10,373,902
Interest-bearing liabilities	9,330,244	9,234,863	9,210,244	9,178,628	9,126,076	9,258,712	9,159,017
Long-term obligations	286,536	287,597	289,161	261,333	253,351	287,760	253,373
Shareholders’ equity	$1,057,749	$1,044,864	$1,037,260	$1,020,181	$1,002,524	$1,046,592	$989,046
Shares outstanding	10,434,453	10,435,756	10,436,345	10,436,345	10,436,345	10,435,514	10,457,976

Selected Period-End Balances
Total assets	$13,019,099	$12,830,029	$12,706,955	$12,552,227	$12,387,281	$13,019,099	$12,387,281
Investment securities	2,027,837	2,038,227	2,150,738	2,469,447	2,646,829	2,027,837	2,646,829
Loans	9,150,859	8,988,095	8,616,987	8,326,598	8,026,502	9,150,859	8,026,502
Interest-earning assets	11,647,239	11,426,363	11,389,937	11,090,450	10,941,968	11,647,239	10,941,968
Deposits	11,124,996	10,962,062	10,795,536	10,711,332	10,563,135	11,124,996	10,563,135
Interest-bearing liabilities	9,426,235	9,266,406	9,327,152	9,251,903	9,165,645	9,426,235	9,165,645
Long-term obligations	286,437	286,657	289,118	289,277	256,752	286,437	256,752
Shareholders’ equity	$1,068,014	$1,046,483	$1,047,083	$1,029,305	$1,015,678	$1,068,014	$1,015,678
Shares outstanding	10,434,453	10,434,453	10,436,345	10,436,345	10,436,345	10,434,453	10,436,345

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets	0.52%	0.50%	0.56%	0.53%	0.63%	0.53%	0.64%
Shareholders’ equity	6.34	6.11	6.72	6.45	7.74	6.39	7.92
Dividend payout ratio	16.98	18.09	16.57	17.30	14.71	17.19	14.73

Liquidity and Capital Ratios (averages)
Loans to deposits	82.06%	81.33%	79.50%	76.71%	76.10%	80.98%	75.20%
Shareholders’ equity to total assets	8.18	8.21	8.29	8.19	8.16	8.23	8.12
Time certificates of $100,000 or more to total deposits	11.16	10.91	10.69	10.31	10.22	10.93	10.33

Per Share of Stock
Net income	$1.62	$1.52	$1.66	$1.59	$1.87	$4.80	$5.60
Cash dividends	0.275	0.275	0.275	0.275	0.275	0.825	0.825
Book value at period end	102.35	100.29	100.33	98.63	97.32	102.35	97.32
Tangible book value at period end	91.31	89.27	89.25	87.56	86.95	91.31	86.95

Net Income. BancShares realized a decrease in earnings during the third quarter of 2004 compared to the third quarter of 2003. Consolidated net income during the third quarter of 2004 was $16.9 million, compared to $19.5 million earned during the corresponding period of 2003. The $2.7 million or 13.7 percent reduction resulted from higher income taxes and noninterest expense, which were partially offset by improved levels of net interest income and noninterest income. Net income per share during the third quarter of 2004 totaled $1.62, compared to $1.87 during the third quarter of 2003, a 13.4 percent reduction. Return on average assets was 0.52 percent for the third quarter of 2004 and 0.63 percent for the third quarter of 2003. Return on average equity for the third quarter of 2004 was 6.34 percent compared to 7.74 percent during the third quarter of 2003.

For the first nine months of 2004, BancShares recorded net income of $50.1 million, compared to $58.6 million earned during the first nine months of 2003. The $8.5 million or 14.6 percent decrease was the result of higher noninterest expense, increased provision for loan losses and higher income taxes, partially offset by increases in net interest income and noninterest income. Net income per share for the first nine months of 2004 was $4.80, compared to $5.60 recorded during the same period of 2003. BancShares returned 0.53 percent on average assets during the first nine months of 2004 compared to 0.64 percent during the corresponding period of 2003. Return on average equity for the first nine months of 2004 was 6.39 percent compared to 7.92 percent during the same period of 2003.

Various profitability, liquidity and capital ratios are presented in Table 1. To understand the changes and trends in interest-earning assets and interest-bearing liabilities, refer to the average balances presented in Table 4 for the third quarter and Table 5 for the first nine months of 2004 and 2003.

Primarily as a result of an assessment arising from an audit of BancShares’ North Carolina income tax returns for 2000, 2001 and 2002, we recorded additional income tax expense of $4 million during the third quarter of 2004. This adjustment contributed to a $7.8 million increase in income tax expense for the third quarter and a $4.2 million increase for the nine-month period.

For both the three- and nine-month periods, much of the growth in noninterest expense results from the expansion of ISB into new markets through de novo branching and the establishment of loan production offices. This expansion has generated increases in personnel, occupancy and equipment expenses. For the nine-month period ended September 30, 2004, ISB’s noninterest expense increased $5.4 million or 16.7 percent over the same period of 2003. This increase represents 34.8 percent of the increase in consolidated noninterest expense.

After several quarters with negligible growth in net interest income, loan growth and the effect of recent rate increases by the Federal Reserve Bank have been sufficient to increase net interest income for both the three- and nine-month periods ended September 30, 2004. The provision for loan losses increased due to higher net charge-offs and the rapid rate of loan growth. Noninterest income continues to benefit from increased cardholder and merchant services income, service charge income and trust income.

ISB reported a net loss of $2.2 million during the first nine months of 2004, compared to a net loss of $1.2 million reported during the same period of 2003. The unfavorable trend in net loss resulted from costs associated with both planned and actual new branch openings. Since its inception in 1997 ISB has generated a net loss of $25.6 million. Based on the magnitude of recent and projected branch growth, ISB’s net losses will likely extend into the foreseeable future.

Shareholders’ Equity. BancShares and its banking subsidiaries continue to exceed all minimum regulatory capital requirements, and the financial institutions remain well-capitalized. In recent years, the de novo growth and expansion of ISB has consumed significant amounts of capital. BancShares infused $25.0 million into ISB during the first nine months of 2004 to support its rapidly expanding balance sheet. We expect an additional $5.0 million will be infused into ISB prior to December 31, 2004. Through September 30, 2004, BancShares has provided $225.0 million in capitalization for ISB. BancShares’ prospective capacity to provide additional capital to support the growth and expansion of ISB is dependent upon FCB’s ability to return capital through dividends to BancShares. Until the profitability of FCB improves, it is possible that the capital infusions by BancShares into ISB will be reduced, which could limit ISB’s expansion plans.

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

Interest-earning assets for the third quarter of 2004 averaged $11.56 billion, an increase of $567.0 million or 5.2 percent from the third quarter of 2003. For the nine months ended September 30, 2004, interest-earning assets averaged $11.36 billion, an increase of $483.5 million or 4.4 percent over the same period of 2003. These increases primarily resulted from growth in the loan portfolio, partially offset by reductions in the investment securities portfolio.

Loans. At September 30, 2004 and 2003, gross loans totaled $9.15 billion and $8.03 billion, respectively. As of December 31, 2003, gross loans were $8.33 billion. The $1.12 billion growth in loans from September 30, 2003 to September 30, 2004 and the $824.3 million increase from December 31, 2003 through September 30, 2004 primarily result from growth within BancShares’ commercial and revolving real estate lending. Table 2 details outstanding loans by type for the past five quarters.

Commercial real estate loans totaled $2.78 billion at September 30, 2004, representing 30.4 percent of total gross loans. This represents an increase of $562.2 million or 25.3 percent since September 30, 2003. FCB and ISB have both seen continuing demand for commercial real estate loans in recent quarters. A large percentage of our commercial real estate loans are secured by owner-occupied properties and were underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

Revolving mortgage loans totaled $1.70 billion at September 30, 2004, representing 18.6 percent of total loans outstanding. This component of the loan portfolio has increased $172.9 million since September 30, 2003 and $104.4 million since December 31, 2003, the result of growth of retail Equity Lines. Increases in this portfolio slowed during the third quarter of 2004 as management diverted balance sheet liquidity in order to fund strong demand in the commercial lending sector. In order to generate liquidity, FCB recently initiated an effort to securitize $250 million of its retail Equity Lines. The projected closing date for the securitization is first quarter 2005.

Consumer loans totaled $1.38 billion at September 30, 2004, an increase of $145.1 million or 11.8 percent from September 30, 2003, and an increase of $75.3 million or 5.8 percent from December 31, 2003. This growth results from higher levels of automobile sales finance activity during the first half of 2004.

During the 12-month period ended September 30, 2004, we also experienced a $104.8 million or 12.5 percent increase in construction and land development loans due to a general emphasis on originating loans that are secured by real estate rather than inventory, accounts receivable or other less secure forms of collateral.

At the end of the third quarter, commercial and industrial loans were $987.8 million and $909.3 million in 2004 and 2003, respectively. This $78.5 million or 8.6 percent increase was primarily the result of lending opportunities in ISB’s new markets.

During the third quarter of 2004, loans averaged $9.06 billion, an increase of $1.11 billion or 14.0 percent from the comparable period of 2003. For the year-to-date, gross loans have averaged $8.78 billion for 2004 compared to $7.80 billion for the same period of 2003, an increase of $976.8 million or 12.5 percent increase over the prior year.

Outstanding Loans by Type	Table 2

	2004			2003
(thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Real estate:
Construction and land development	$944,401	$923,312	$878,790	$854,660	$839,650
Mortgage:
1-4 family residential	943,561	926,446	912,015	904,082	923,691
Commercial	2,783,949	2,643,393	2,462,854	2,347,792	2,221,741
Revolving	1,702,969	1,685,751	1,646,662	1,598,603	1,530,096
Other	164,372	166,887	159,668	160,043	160,222

Total real estate	6,539,252	6,345,789	6,059,989	5,865,180	5,675,400
Commercial and industrial	987,777	1,013,728	986,819	929,039	909,314
Consumer	1,378,970	1,394,192	1,345,782	1,303,718	1,233,856
Lease financing	185,925	175,204	162,765	160,390	146,416
Other	58,935	59,182	61,632	68,271	61,516

Total loans	9,150,859	8,988,095	8,616,987	8,326,598	8,026,502
Less reserve for loan losses	127,857	125,357	121,957	119,357	117,747

Net loans	$9,023,002	$8,862,738	$8,495,030	$8,207,241	$7,908,755

Our recent growth through ISB has allowed us to mitigate our historic lending exposure to geographic concentration in North Carolina and Virginia. Although these markets have endured economic instability in the past, we are pleased with the diversification that we are beginning to realize by the growth of ISB. We are aware that, in the absence of rigorous underwriting and monitoring controls, rapid loan growth in new markets may present incremental lending risks. However, during the expansion of ISB into new markets, we have endeavored to ensure that such controls are functioning effectively and will continue to place emphasis upon maintaining strong lending standards in new markets.

Investment Securities. At September 30, 2004 and 2003, the investment securities portfolio totaled $2.03 billion and $2.65 billion, respectively. Total investment securities have decreased 23.4 percent since September 30, 2003. At December 31, 2003, the investment securities portfolio was $2.47 billion. Table 3 presents detailed information relating to the investment securities portfolio.

Investment securities held to maturity totaled $843.4 million at September 30, 2004, compared to $1.47 billion at September 30, 2003. The $631.4 million reduction in investment securities held to maturity during 2004 resulted from the use of proceeds from maturing securities to fund liquidity demands prompted by loan growth. The average maturity of the held-to-maturity portfolio declined from twelve months at September 30, 2003 to ten months at September 30, 2004. Securities that are classified as held-to-maturity reflect BancShares’ ability and positive intent to hold those investments until maturity.

Investment securities available for sale totaled $1.18 billion at September 30, 2004, compared to $1.17 billion at September 30, 2003. Available-for-sale securities are reported at their aggregate fair value.

Investment securities averaged $2.02 billion during the third quarter of 2004, compared to $2.67 billion during the third quarter of 2003, a reduction of $642.8 million or 24.1 percent. Investment securities averaged $2.17 billion during the first nine months of 2004, a $408.1 million or 15.8 percent reduction from the same period of 2003. For both the quarter and the nine-month period ended September 30, the change in average investment securities resulted from liquidity needs arising from loan demand that exceeded deposit growth.

Investment Securities	Table 3

	September 30, 2004				September 30, 2003
(thousands)	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield
Investment securities held to maturity:
U. S. Government:
Within one year	$656,220	$655,612	0/5	1.84%	$1,013,551	$1,018,270	0/7	1.95
One to five years	171,750	171,369	1/4	2.12	439,585	443,690	1/3	2.00
Five to ten years	23	24	5/5	8.00	66	71	6/3	8.00
Ten to twenty years	12,913	13,429	12/7	5.55	18,231	18,957	13/7	5.55
Over twenty years	515	527	24/2	7.19	1,116	1,162	25/2	7.24

Total	841,421	840,961	0/10	1.96	1,472,549	1,482,150	1/0	2.01
State, county and municipal:
Within one year	165	169	0/9	5.55	—	—
One to five years	146	155	4/7	5.88	440	455	1/9	5.55
Five to ten years	—	—			145	154	5/7	5.88
Ten to twenty years	1,421	1,583	13/7	6.02	1,417	1,580	14/7	6.02

Total	1,732	1,907	11/7	5.96	2,002	2,189	11/2	5.90
Other
Within one year	25	25	0/4	1.05	—	—
One to five years	250	250	3/10	7.75	250	250	4/10	7.75
Five to ten years	—	—			—	—

Total	275	275	3/6	7.14	250	250	4/10	7.75
Total investment securities held to maturity	843,428	843,143	0/10	1.97	1,474,801	1,484,589	1/0	2.13

Investment securities available for sale:
U. S. Government:
Within one year	852,049	846,944	0/4	2.51	797,940	798,460	0/4	2.72
One to five years	259,202	257,688	1/9	2.26	319,048	318,409	2/3	1.71
Five to ten years	170	168	6/10	5.41	—	—
Ten to twenty years	1,879	1,858	13/8	4.62	1,030	1,016	14/10	4.28
Over twenty years	20,239	20,250	28/8	5.24	—	—

	1,133,539	1,126,908	0/10	2.43	1,118,018	1,117,885	0/10	2.43
State, county and municipal:
Within one year	846	844	0/8	1.18	—	—
One to five years	4,077	4,110	3/2	3.03	281	281	4/1	1.58
Five to ten years	1,302	1,315	7/3	4.59	567	546	8/7	4.48
Ten to twenty years	—	—			—	—
Over twenty years	145	145	28/2	1.15	145	145	29/5	1.15

Total	6,370	6,414	4/3	3.06	993	972	0/4	3.17
Marketable equity securities	31,117	51,087			35,318	53,171

Total investment securities available for sale	1,171,026	1,184,409			1,154,329	1,172,028

Total investment securities	$2,014,454	$2,027,552			$2,629,129	$2,656,617

Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income tax purposes and 7% for state income taxes for all periods.

Overnight investments. Overnight investments totaled $468.5 million at September 30, 2004, compared to $294.4 million at December 31, 2003 and $268.6 million at September 30, 2003. Overnight investments averaged $480.3 million during the third quarter of 2004, an increase of $97.7 million or 25.5 percent from the third quarter of 2003. For the nine-month periods ended September 30, overnight investments averaged $410.1 million and $495.2 million, respectively, for 2004 and 2003. The changes in overnight investments resulted from liquidity management decisions.

Income on Interest-Earning Assets. Interest income amounted to $131.4 million during the third quarter of 2004, a $6.5 million or 5.2 percent increase from the third quarter of 2003. This increase resulted from the growth in interest-earning assets. Although the taxable-equivalent yield on interest-earning assets increased 2 basis points from 4.51 percent in the third quarter of 2003 to 4.53 percent in the third quarter of 2004, changes in interest rates had an adverse impact on interest income during the third quarter. The taxable-equivalent yield on loans declined 26 basis points, creating a significant unfavorable yield variance that was more than offset by a favorable volume variance arising from substantial growth in the loan portfolio. The taxable-equivalent yield on investment securities increased 8 basis points in the third quarter of 2004 while the yield on overnight investments increased 43 basis points. These yield improvements offset a portion of the unfavorable yield variance in the loan portfolio.

Loan interest income for the third quarter of 2004 was $118.3 million, an increase of $8.9 million or 8.1 percent from the third quarter of 2003, due to higher average loan balances that offset the reduction in loan yields. The taxable-equivalent yield on average loans declined from 5.47 percent to 5.21 percent from the third quarter of 2003 to the third quarter of 2004 due to competitive pricing for loan products in our market areas and rate-induced refinance activity among fixed rate loans.

Within the investment securities portfolio, interest income was $11.4 million during the third quarter of 2004 compared to $14.6 million during the third quarter of 2003, a reduction of $3.1 million or 21.6 percent. The reduction in interest income resulted from the reduction in average investment securities. Partially offsetting the decline in securities income, the taxable-equivalent yield increased 8 basis points to 2.25 percent.

Overnight investments generated interest income of $1.7 million during the third quarter of 2004, compared to $912,000 during the same period of 2003. The higher income is the combined result of higher average investments and a 43 basis point yield increase. Overnight investments returned 1.38 percent during the third quarter of 2004 compared to 0.95 percent during the same period of 2003.

Interest income amounted to $379.8 million during the first nine months of 2004, a $5.4 million or 1.4 percent decrease from the same period of 2003, the net result of an unfavorable rate variance and a favorable volume variance. The taxable-equivalent yield on interest-earning assets declined 26 basis points from 4.74 percent for the first nine months of 2003 to 4.48 percent during the same period of 2004. Lower market interest rates during 2004 contributed to the unfavorable rate variance.

For the nine months ended September 30, 2004, loan interest income was $339.7 million, an increase of $4.7 million or 1.4 percent from the same period of 2003. The increase in interest income reflects the growth in the loan portfolio, partially offset by the unfavorable impact of lower interest rates. For the first nine months, the taxable-equivalent loan yield was 5.18 percent during 2004, compared to 5.75 percent during the same period of 2003, a 57 basis point reduction.

For the nine months ended September 30, 2004, income earned on the investment securities portfolio amounted to $36.6 million, compared to $46.0 million during the same period of 2003, a decrease of $9.4 million or 20.4 percent. This decrease is the combined result of a $408.1 million reduction in average investment securities and a 13 basis point yield reduction. The taxable-equivalent yield on investment securities was 2.26 percent during the first nine months of 2004, compared to 2.39 percent during the first nine months of 2003.

Interest earned on overnight investments totaled $3.5 million during the first nine months of 2004 compared to $4.1 million during the same period of 2003, a $659,000 or 16.0 percent reduction. This was the result of lower average overnight investments, which decreased $85.2 million or 17.2 percent in 2004.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Third Quarter

Table 4

	2004			2003			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Total loans	$9,058,562	$118,569	5.21%	$7,946,501	$109,639	5.47%	$14,707	$(5,777)	$8,930
Investment securities:
U. S. Government	1,962,915	11,077	2.24	2,606,137	14,226	2.17	(3,558)	409	(3,149)
State, county and municipal	8,141	85	4.15	3,175	48	6.00	63	(26)	37
Other	51,394	292	2.26	55,891	316	2.24	(26)	2	(24)

Total investment securities	2,022,450	11,454	2.25	2,665,203	14,590	2.17	(3,521)	385	(3,136)
Overnight investments	480,319	1,669	1.38	382,604	912	0.95	288	469	757

Total interest-earning assets	$11,561,331	$131,692	4.53%	$10,994,308	$125,141	4.51%	$11,474	$(4,923)	$6,551

Liabilities
Deposits:
Checking With Interest	$1,501,367	$455	0.12%	$1,387,252	$413	0.12%	$38	$4	$42
Savings	757,058	381	0.20	700,002	389	0.22	29	(37)	(8)
Money market accounts	2,567,697	5,475	0.85	2,558,586	4,583	0.71	4	888	892
Time deposits	3,771,069	20,676	2.18	3,728,003	23,202	2.47	229	(2,755)	(2,526)

Total interest-bearing deposits	8,597,191	26,987	1.25	8,373,843	28,587	1.35	300	(1,900)	(1,600)
Federal funds purchased	46,065	149	1.29	55,867	118	0.84	(26)	57	31
Repurchase agreements	142,759	133	0.37	160,993	129	0.32	(15)	19	4
Master notes	199,870	374	0.74	219,410	347	0.63	(32)	59	27
Other short-term borrowings	57,823	218	1.50	62,612	154	0.98	(15)	79	64
Long-term obligations	286,536	5,459	7.58	253,351	5,238	8.20	650	(429)	221

Total interest-bearing liabilities	$9,330,244	$33,320	1.42%	$9,126,076	$34,573	1.50%	$862	$(2,115)	$(1,253)

Interest rate spread			3.11%			3.01%

Net interest income and net yield on interest-earning assets		$98,372	3.38%		$90,568	3.28%	$10,612	$(2,808)	$7,804

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and state income tax rate of 7% for each period. The taxable-equivalent adjustment was $281 for 2004 and $254 for 2003.

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

At September 30, 2004 and 2003, interest-bearing liabilities totaled $9.43 billion and $9.17 billion, respectively, compared to $9.25 billion as of December 31, 2003. During the third quarter of 2004, interest-bearing liabilities averaged $9.33 billion, an increase of $204.2 million or 2.2 percent from the third quarter of 2003. This increase primarily resulted from higher levels of interest-bearing deposits.

Deposits. At September 30, 2004, total deposits were $11.12 billion, an increase of $561.9 million or 5.3 percent over September 30, 2003. Compared to the December 31, 2003 balance of $10.71 billion, total deposits have increased $413.7 million or 3.9 percent. Competition for deposits from both larger banks and smaller community banks in our market areas is intense as financial institutions seek inexpensive sources of funding and liquidity for healthy loan demand.

Interest-bearing deposits averaged $8.60 billion during the third quarter of 2004 compared to $8.37 billion during the third quarter of 2003, an increase of $223.3 million or 2.7 percent. Average Checking With Interest increased $114.1 million or 8.2 percent to $1.50 billion. Average savings increased $57.1 million or 8.2 percent to $757.1 million from the third quarter of 2003 to the third quarter of 2004. Average time deposits increased $43.1 million or 1.2 percent during the third quarter of 2004, reversing ten successive quarters of time deposit runoff when compared to the same quarter of the prior year. Both FCB and ISB utilized special promotions during the third quarter of 2004 to secure incremental levels of time deposits.

For the first nine months of 2004, interest-bearing deposits averaged $8.53 billion compared to $8.44 billion during the same period of 2003. This $89.1 million or 1.1 percent increase results from continued growth among Checking With Interest and savings, offset by lower average time deposits, which declined $107.9 million or 2.8 percent.

Short-term borrowings. At September 30, 2004, short-term borrowings totaled $457.6 million compared to $430.2 million at December 31, 2003 and $472.6 million at September 30, 2003. For the quarters ended September 30, 2004 and 2003, short-term borrowings averaged $446.5 million and $498.9 million, respectively. The $52.4 million or 10.5 percent decline in average short-term borrowings is the result of reductions in master notes and overnight repurchase obligations. Customer interest in these commercial cash management products diminished during 2003 and early-2004 due to the very low interest rates.

For the nine-month periods ended September 30, 2004 and 2003, short-term borrowings averaged $439.5 million and $463.2 million, respectively, a reduction of 5.1 percent primarily due to reduced demand for master notes and overnight repurchase obligations from commercial cash management customers.

Long-term obligations. At September 30, 2004 and 2003, long-term obligations totaled $286.4 million and $256.8 million, respectively. During the third quarter of 2004, long-term obligations averaged $286.5 million, compared to $253.4 million during the same period of 2003. For the nine-month periods ended September 30, 2004 and 2003, long-term obligations averaged $287.8 million and $253.4 million, respectively.

Expense on Interest-Bearing Liabilities. BancShares’ interest expense amounted to $33.3 million during the third quarter of 2004, a $1.3 million or 3.6 percent decrease from the third quarter of 2003. The lower interest expense was primarily the result of lower deposit funding costs. The rate on interest-bearing liabilities was 1.42 percent during the third quarter of 2004 compared to 1.50 percent during the same period of 2003.

For the year-to-date, interest expense was $95.7 million, compared to $116.2 million for the same period of 2003. The $20.6 million or 17.7 percent decrease results primarily from lower interest rates. The rate on interest-bearing liabilities declined from 1.70 percent during the first nine months of 2003 to 1.38 percent for the same period of 2004, a 32 basis point reduction. In addition to a 35 basis point reduction in interest-bearing deposits, the rate on average long-term obligations fell 72 basis points to 7.58 percent due to the impact of incremental borrowings at a lower rate.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Nine Months

Table 5

	2004			2003			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Total loans	$8,778,200	$340,450	5.18%	$7,801,418	$335,746	5.75%	$40,021	$(35,317)	$4,704
Investment securities:
U. S. Government	2,110,701	35,578	2.25	2,519,844	44,878	2.38	(7,069)	(2,231)	(9,300)
State, county and municipal	8,842	268	4.05	3,932	145	4.93	165	(42)	123
Other	51,919	856	2.20	55,786	1,041	2.49	(68)	(117)	(185)

Total investment securities	2,171,462	36,702	2.26	2,579,562	46,064	2.39	(6,972)	(2,390)	(9,362)
Overnight investments	410,066	3,461	1.13	495,244	4,120	1.11	(720)	61	(659)

Total interest-earning assets	$11,359,728	$380,613	4.48%	$10,876,224	$385,930	4.74%	$32,329	$(37,646)	$(5,317)

Liabilities
Deposits:
Checking with Interest	$1,489,640	$1,329	0.12%	$1,360,920	$1,500	0.15%	$140	$(311)	$(171)
Savings	741,014	1,112	0.20	683,862	1,790	0.35	120	(798)	(678)
Money market accounts	2,562,924	14,060	0.73	2,551,789	17,866	0.94	142	(3,948)	(3,806)
Time deposits	3,737,908	60,571	2.16	3,845,839	77,314	2.69	(1,829)	(14,914)	(16,743)

Total interest-bearing deposits	8,531,486	77,072	1.21	8,442,410	98,470	1.56	(1,427)	(19,971)	(21,398)
Federal funds purchased	44,705	336	1.00	45,567	338	0.99	(6)	4	(2)
Repurchase agreements	140,710	379	0.36	158,455	380	0.32	(45)	44	(1)
Master notes	194,679	1,013	0.70	218,787	1,013	0.62	(121)	121	—
Other short-term borrowings	59,372	534	1.20	40,425	313	1.04	160	61	221
Long-term obligations	287,760	16,333	7.58	253,373	15,722	8.30	2,057	(1,446)	611

Total interest-bearing liabilities	$9,258,712	$95,667	1.38%	$9,159,017	$116,236	1.70%	$618	$(21,187)	$(20,569)

Interest rate spread			3.10%			3.04%

Net interest income and net yield on interest-earning assets		$284,946	3.35%		$269,694	3.32%	$31,711	$(16,459)	$15,252

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and state income tax rate of 7% for each period. The taxable-equivalent adjustment was $848 for 2004 and $796 for 2003.

NET INTEREST INCOME

Net interest income totaled $98.1 million during the third quarter of 2004, an increase of $7.8 million or 8.6 percent from the $90.3 million recorded during the third quarter of 2003. The taxable-equivalent net yield on interest-earning assets was 3.38 percent for the third quarter of 2004, an increase of 10 basis points from the 3.28 percent reported for the third quarter of 2003.

The growth in interest-earning assets combined with the rate decline in average interest-bearing liabilities caused the net yield to improve.

Net interest income was $284.1 million and $268.9 million for the nine-month periods ended September 30, 2004 and 2003, respectively. This represents an increase of $15.2 million or 5.7 percent. As with the third quarter comparison, net interest income benefited from the rate reduction in interest-bearing liabilities. The year-to-date results demonstrate the impact of lower interest rates and the resulting favorable effect on interest-bearing liability rates. Due to recent increases in market interest rates, we expect that interest-bearing liability rates will escalate during the fourth quarter of 2004. Net interest income also benefited from the higher rate of growth of interest-earning assets, particularly loans, compared to the growth rate of interest-bearing liabilities. The taxable-equivalent net yield on interest-earning assets increased 3 basis points from 3.32 percent during the first nine months of 2003 to 3.35 percent during the same period of 2004.

Despite the relatively low current levels of net interest income and net yield on interest-earning assets, our asset/liability management strategy continues to focus on maintaining high levels of balance sheet liquidity and managing our interest rate risk. We maintain portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing opportunities that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. Interest rate derivative contracts are not used in managing interest rate risk. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income. However, given our asset-sensitive balance sheet, the general expectation that interest rates will gradually increase in the coming quarters should reduce pressure on net interest income.

Market risk. Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values or reduced net interest income in future periods. As of September 30, 2004, BancShares’ market risk profile has not changed significantly from December 31, 2003. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

ASSET QUALITY

The maintenance of excellent asset quality is one of our primary areas of operational focus. Historically, we have dedicated significant resources to ensuring that we are prudent in our lending practices. Accordingly, we have focused on asset quality as a key performance measure.

Nonperforming assets. At September 30, 2004, BancShares’ nonperforming assets, consisting of nonaccrual loans and other real estate, amounted to $23.8 million or 0.26 percent of gross loans plus foreclosed properties, compared to $24.1 million at December 31, 2003, and $20.3 million at September 30, 2003. Nonaccrual loans totaled $16.1 million at September 30, 2004, compared to $18.2 million at December 31, 2003 and $13.5 million at September 30, 2003. Other real estate totaled $7.7 million at September 30, 2004, compared to $5.9 million at December 31, 2003 and $6.8 million at September 30, 2003. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

Reserve for loan losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the reserve for loan losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating probable credit losses. At September 30, 2004, the reserve for loan losses amounted to $127.9 million or 1.40 percent of loans outstanding. This compares to $119.4 million or 1.43 percent at December 31, 2003, and $117.7 million or 1.47 percent at September 30, 2003. Adjustments to the reserve are offset by entries to the provision for loan losses, which is a component of net income.

Summary of Loan Loss Experience and Risk Elements

Table 6

	2004			2003		Nine Months Ended September 30
(thousands, except ratios)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2004	2003
Reserve balance at beginning of period	$125,357	$121,957	$119,357	$117,747	$115,382	$119,357	$112,533
Acquired reserve	—	—	—	409	—	—	—
Provision for loan losses	7,972	9,917	7,847	5,079	6,353	25,736	19,108
Net charge-offs:
Charge-offs	(6,655)	(7,288)	(5,952)	(5,246)	(5,050)	(19,895)	(16,412)
Recoveries	1,183	771	705	1,368	1,062	2,659	2,518

Net charge-offs	(5,472)	(6,517)	(5,247)	(3,878)	(3,988)	(17,236)	(13,894)

Reserve balance at end of period	$127,857	$125,357	$121,957	$119,357	$117,747	$127,857	$117,747

Historical Statistics
Average loans	$9,058,562	$8,818,359	$8,454,599	$8,140,751	$7,946,501	$8,778,200	$7,801,418
Loans at period-end	9,150,859	8,988,095	8,616,987	8,326,598	8,026,502	9,150,859	8,026,502

Risk Elements
Nonaccrual loans	$16,062	$17,282	$13,969	$18,190	$13,494	$16,062	$13,494
Other real estate	7,749	6,633	6,202	5,949	6,827	7,749	6,827

Total nonperforming assets	$23,811	$23,915	$20,171	$24,139	$20,321	$23,811	$20,321

Accruing loans 90 days or more past due	$10,473	$11,389	$16,220	$11,492	$11,840	$10,473	$11,840

Ratios
Net charge-offs (annualized) to average total loans	0.24%	0.30%	0.25%	0.19%	0.20%	0.26%	0.24%
Reserve for loan losses to total loans at period-end	1.40	1.39	1.42	1.43	1.47	1.40	1.47
Nonperforming assets to total loans plus other real estate at period-end	0.26	0.27	0.23	0.29	0.25	0.26	0.25

The provision for loan losses charged to operations during the third quarter of 2004 was $8.0 million, compared to $6.4 million during the third quarter of 2003, an increase of $1.6 million or 25.5 percent. For the nine-month periods ended September 30, total provision for loan losses was $25.7 million for 2004 and $19.1 million for 2003, an increase of $6.6 million or 34.7 percent.

Net charge-offs for the three months ended September 30, 2004 totaled $5.5 million, compared to net charge-offs of $4.0 million during the same period of 2003. On an annualized basis, these net charge-offs represent 0.24 percent and 0.20 percent of average loans outstanding during the respective periods. Net charge-offs for the nine-month period ended September 30, 2004 totaled $17.2 million, compared to $13.9 million during the same period of 2003. As a percentage of average loans outstanding, these losses represent 0.26 percent for 2004 and 0.24 for 2003 on an annualized basis. The increase in net charge-offs during 2004 has resulted from losses sustained among commercial and industrial loans, which increased $2.4 million during the nine-month period ended September 30, 2004, and consumer loans, which increased $1.3 million over the same period of 2003. Net charge-offs declined among lease financing, commercial real estate loans and agricultural loans.

Management considers the established reserve adequate to absorb losses inherent in the loan portfolio at September 30, 2004. While management uses available information to establish provisions for loan losses, future additions to the reserve may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserve for loan losses. Such agencies may require the recognition of adjustments to the reserve based on their judgments of information available to them at the time of their examination.

Management remains committed to maintaining high levels of credit quality. Table 6 provides details concerning the reserve and provision for loan losses over the past five quarters and for the year-to-date for 2004 and 2003.

NONINTEREST INCOME

The growth of noninterest income is essential to our ability to sustain adequate levels of profitability. The primary sources of noninterest income are service charges on deposit accounts, cardholder and merchant services income, various types of commission-based income including the sale of investments by our broker-dealer subsidiaries, fees from processing services for client banks, mortgage income and various types of revenues derived from wealth management services. Noninterest income also includes gains and losses resulting from securities transactions as well as gains recognized from the sale of branch offices.

During the first nine months of 2004, noninterest income was $188.1 million, compared to $185.3 million during the same period of 2003. The $2.7 million or 1.5 percent increase resulted from higher cardholder and merchant services income, service charge income and fees from processing services. The favorable variances in these areas more than offset the impact of a reduction in mortgage income and the absence of a $5.7 million gain recognized on the sale of branch offices during 2003. Securities transactions generated gains of $1.9 million during the first nine months of 2004, compared to gains of $309,000 recorded during the same period of 2003.

Cardholder and merchant services income increased $6.0 million from $41.3 million earned in the first nine months of 2003 to $47.3 million in the first nine months of 2004. This 14.6 percent increase in cardholder income was due to higher merchant discount and interchange fees for debit and credit card transactions.

Service charge income increased $3.2 million or 5.5 percent over the $58.0 million earned during the first nine months of 2003. The higher service charge income benefited from increased bad check and overdraft charges. Fees from processing services increased $2.4 million from $15.4 million during the first nine months of 2003 to $17.8 million earned during the first nine months of 2004 due to higher transaction volume for processed banks and a new fee schedule that was effective January 1, 2004.

Trust income contributed an additional $1.6 million during the first nine months of 2004 compared to the same period of 2003. This increase represents a 14.7 percent increase over the same period of 2003, the result of higher fees earned for various trust and fiduciary services.

Partially offsetting these increases, mortgage income declined $6.8 million from $13.2 million earned during the first nine months of 2003 to $6.4 million earning during the first nine months of 2004. This 51.3 percent reduction was prompted by lower loan origination fees and servicing income caused by a substantial reduction in refinance activity.

During the third quarter of 2004, noninterest income was $63.6 million, an $898,000 or 1.4 percent increase over the $62.7 million earned during the third quarter of 2003. Cardholder and merchant services income increased $2.1 million or 14.3 percent during 2004 due to higher interchange income for debit and credit transactions. Service charges on deposits increased $1.1 million or 5.6 percent during the third quarter of 2004 due to increased bad check and overdraft activity. Other increases were noted in fees from processing services, ATM income and commission income. Partially offsetting these increases was a reduction in mortgage income, which fell $2.9 million or 59.9 percent from the third quarter of 2003 to the third quarter of 2004. Reduced loan origination activity has resulted in lower fees and service release income during 2004.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefit costs, occupancy costs related to branch offices and support facilities, and equipment costs related to branch offices and technology.

Noninterest expense was $360.6 million for the first nine months of 2004, a 4.5 percent increase over the $345.0 million recorded during the same period of 2003. The $15.6 million increase in noninterest expense results from higher personnel and general operating costs. Salary expense increased $7.0 million during 2004 when compared to the same period of 2003. This 4.7 percent increase is primarily due to the growth in employee population required to staff new branch and loan production offices of ISB. Employee benefits expense increased $2.2 million or 6.3 percent during the first nine months of 2004, compared to the corresponding period of 2003 due to higher pension expense and increased health insurance costs.

Occupancy expense increased $1.7 million to $33.3 million during the first nine months of 2004. This 5.5 percent increase resulted from higher net rent expense and depreciation expense for branch facilities and local taxes. Equipment expense decreased $383,000 or 1.0 percent during the first nine months of 2004, as increases in hardware and software depreciation were more than offset by reductions in rent and maintenance expenses.

The $5.1 million or 5.5 percent increase in other expense resulted from higher cardholder processing costs due to transaction volume growth and increased legal expense, partially offset by a favorable variance for losses sustained on the sale of property.

For the third quarter of 2004, noninterest expense totaled $120.4 million, a $1.9 million or 1.6 percent increase over the same period of 2003. Salary expense totaled $52.7 million during the third quarter of 2004, an increase of $1.8 million or 3.5 percent due costs for new associates hired to support the ISB expansion. Employee benefits expense increased $434,000 due to higher pension and health care costs. Occupancy expense increased $357,000 or 3.3 percent due to the ISB expansion.

INCOME TAXES

For the third quarters of 2004 and 2003, income tax expense was $16.5 million and $8.7 million, respectively, an increase of $7.8 million or 90.3 percent. The effective tax rates were 49.5 percent and 30.7 percent for the respective periods. Income tax expense was $35.7 million during the first nine months of 2004, compared to $31.5 million during the same period of 2003, a 13.4 percent increase. The effective tax rates for these periods were 41.7 percent and 35.0 percent, respectively.

BancShares continually monitors and evaluates the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. On a periodic basis, BancShares evaluates its income tax positions based on current tax law, positions taken by various tax auditors within the jurisdictions that BancShares is required to file income tax returns, as well as potential or pending audits or assessments by such tax auditors.

During the third quarter of 2004, in conjunction with our ongoing review of the adequacy of our income tax obligations, we identified unallocated income tax liabilities that were no longer needed and were therefore reversed. During the third quarter of 2004, the North Carolina Department of Revenue commenced an examination of BancShares’ North Carolina tax returns for 2000, 2001 and 2002. Primarily as a result of this audit, we believe it is probable that BancShares will be liable for additional state income taxes. Including estimated interest and net of federal benefit, the additional amount of tax expense recorded during the third quarter for these items amounted to $4 million.

During the third quarter of 2003, income tax expense and the effective tax rate benefited from a favorable reduction in the valuation reserve for deferred state tax assets that resulted from a determination that the ultimate recoverability of these assets had improved.

LIQUIDITY

The investment portfolio is a primary source of liquidity, with available for sale securities and maturities of held-to-maturity securities structured to provide projected cash flows. Additionally, deposit liabilities generated throughout the branch network have provided liquidity to enable us to fund asset growth and maintain adequate levels of liquidity. In the event additional liquidity is needed, BancShares maintains sources for borrowed funds through federal funds lines of credit and other borrowing facilities including the Federal Home Loan Bank of Atlanta. Loan growth during the third quarter was funded primarily by deposit growth. Deposits are expected to display seasonal patterns through the remainder of 2004, providing substantially all of the required funding for anticipated loan growth.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At September 30, 2004 and 2003, the leverage capital ratio of BancShares was 9.32 percent and 9.42 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares’ Tier 1 capital ratio was 12.16 percent at September 30, 2004, and 13.31 percent as of September 30, 2003. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 13.50 percent at September 30, 2004 and 14.65 percent as of September 30, 2003. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies.

SEGMENT REPORTING

BancShares conducts its banking operations through two wholly owned subsidiaries, FCB and ISB. Although FCB and ISB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity has separate management groups. Additionally, the financial results and trends of ISB reflect the de novo nature of the majority of its operation.

IronStone Bank. ISB’s total assets increased from $1.13 billion at September 30, 2003 to $1.39 billion at September 30, 2004, an increase of $265.6 million or 23.6 percent. This growth was generated by the expanding branch network. ISB’s net interest income increased $5.1 million or 17.6 percent during the first nine months of 2004, when compared to the same period of 2003, the result of loan growth. Provision for loan losses increased $1.5 million or 94.3 percent due to growth in the loan portfolio during the current year.

ISB’s noninterest income was unchanged during the first nine months of 2004, as higher service charge income and cardholder and merchant services income was offset by a reduction in mortgage income. Noninterest expense increased $5.4 million or 16.7 percent during 2004, the net impact of higher operating costs and a $2.0 million gain recognized on the sale of a parcel of land in early 2004. Higher personnel, occupancy and service fee costs reflect the impact of the expanded branch network, much of which relates to the expansion of ISB into California, Colorado, Oregon and Washington. Salary expense increased $2.3 million or 16.3 percent, while benefits expense increased $919,000 or 37.9 percent. Both of these increases reflect the increased employee population supporting the growing ISB branch network. Occupancy expense increased $1.1 million or 17.0 percent, and equipment expense increased $287,000 or 13.3 percent, evidence of the growth in the number of ISB locations.

ISB recorded a net loss of $2.2 million during the first nine months of 2004 compared to a net loss of $1.2 million during the same period of 2003. This represents an unfavorable variance of $1.1 million, primarily the result of higher noninterest expense due to ISB’s continued branch expansion. Substantially all of ISB’s growth has been on a de novo basis, and ISB continues its efforts to build a customer base in its highly competitive markets. We continue to seek new growth opportunities for ISB in new and existing markets. Our investments in these markets will result in higher levels of noninterest expense in subsequent quarters.

First-Citizens Bank & Trust Company. FCB’s total assets increased from $11.13 billion at September 30, 2003 to $11.54 billion at September 30, 2004, an increase of $417.5 million or 3.8 percent. FCB’s net interest income increased $11.1 million or 4.4 percent during the first nine months of 2004, the result of loan growth. Coupled with higher net charge-offs, that loan growth also contributed to a $5.2 million or 29.4 percent increase in the provision for loan losses.

FCB’s noninterest income increased $3.6 million or 2.0 percent during the first nine months of 2004, primarily the result of higher deposit service charges, cardholder and merchant income and fees from processing services. Noninterest expense increased $13.0 million or 4.2 percent during the first nine months of 2004, primarily due to higher personnel and ATM costs.

FCB recorded net income of $60.8 million during the first nine months of 2004 compared to $69.0 million during the same period of 2003. This represents an $8.2 million or 11.9 percent reduction in net income, resulting from the higher effective tax rate in 2004, reductions in mortgage income and the absence in 2004 of a gain on the sale of branches.

CURRENT ACCOUNTING AND REGULATORY ISSUES

During March 2004, the SEC issued Staff Accounting Bulletin 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 addresses the accounting for loan commitments and provides that the required fair value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 applies to mortgage loan commitments accounted for as derivatives and entered into after March 31, 2004. Substantially all of our mortgage loan commitments are based on rates provided by third party correspondents, who have agreed to purchase resulting loans at those rates. As a result, we are protected from interest rate risk, and the adoption of SAB 105 did not have a material impact on our consolidated financial statements.

In December 2003, the American Institute of Certificate Public Accountants (AICPA) issued Statement of Position 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investment in loans or debt securities acquired in a transfer if these differences relate to a deterioration of credit quality. SOP 03-3 also prohibits companies from carrying over or creating a valuation allowance in the initial accounting for loans acquired. SOP 03-3 is effective for loans acquired in years beginning after December 15, 2004. The adoption of SOP 03-3 is not expected to have a material impact on our consolidated financial statements.

Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

FORWARD-LOOKING STATEMENTS

Statements in this Report and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in our Annual Report on Form 10-K and in other documents filed by us with the Securities and Exchange Commission from time to time.

Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “projects,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events.

Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry and our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions (especially changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral), and other developments or changes in our business that we do not expect.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.