Form 10-K
period 2004-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2005-03-11
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes ☒     No ☐

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $733,965,263.

On March 10, 2005, there were 8,756,778 outstanding shares of the Registrant’s Class A Common Stock and 1,677,675 outstanding shares of the Registrant’s Class B Common Stock.

Portions of the Registrant’s definitive Proxy Statement dated March 18, 2005 are incorporated in Part III of this report.

CROSS REFERENCE INDEX

			Page
PART 1	Item 1	Business	3
	Item 2	Properties	5
	Item 3	Legal Proceedings	37
	Item 4	Submission of Matters to a Vote of Security Holders	None
PART II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6
	Item 6	Selected Financial Data	9
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-38
	Item 7A	Quantitative and Qualitative Disclosures about Market Risk	23-24
	Item 8	Financial Statements and Supplementary Data
		Independent Auditors’ Report	39
		Management’s Annual Report on Internal Control over Financial Reporting	40
		Independent Auditor’s Annual Report on Internal Control over Financial Reporting	41
		Consolidated Balance Sheets at December 31, 2004 and 2003	42
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2004	43
		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2004	44
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2004	45
		Notes to Consolidated Financial Statements	46-68
		Quarterly Financial Summary for 2004 and 2003	35
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	6
	Item 9B	Other Information	None
PART III	Item 10	Directors and Executive Officers of the Registrant	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management	*
	Item 13	Certain Relationships and Related Transactions	*
	Item 14	Principal Accounting Fees and Services	*
PART IV	Item 15	Exhibits, Financial Statement Schedules
	(1)	Financial Statements (see Item 8 for reference)
	(2)	Reissued report of predecessor independent auditor is filed as an exhibit to this report. All other Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.

*	Information required by Item 10 is incorporated herein by reference to the information that appears under the headings ‘Section 16(a) Beneficial Ownership Reporting Compliance’ on page 5, ‘Proposal 1: Election of Directors’ on pages 5-6, ‘Audit Committee—Function’ and ‘Audit Committee—Members’ on pages 7-8 and ‘Executive Officers’ on page 11 of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders (2005 Proxy Statement) and under the headings “Procedures for Shareholder Recommendations to Nominating Committee” and “Code of Ethics” on page 6 of this Form 10-K.

Information required by Item 11 is incorporated herein by reference to the information that appears under the heading ‘Director Compensation’ on page 7 and under the heading ‘Executive Compensation’ on pages 12-14 of the 2005 Proxy Statement.

Information required by Item 12 is incorporated herein by reference to the information that appears under the headings ‘Beneficial Ownership of Voting Securities’ on pages 2-5 of the 2005 Proxy Statement.

Information required by Item 13 is incorporated herein by reference to the information that appears under the heading ‘Transactions with Related Parties’ on pages 14-15 of 2005 Proxy Statement.

Information required by Item 14 is incorporated by reference to the information that appears under the heading ‘Services and Fees During 2004’ on page 16 of the 2005 Proxy Statement.

Business

First Citizens BancShares, Inc. (BancShares) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (First Citizens Bank or FCB), its banking subsidiary. FCB was chartered on March 4, 1893, as the Bank of Smithfield, Smithfield, North Carolina, and through a series of mergers and name changes, it later became First-Citizens Bank & Trust Company. As of December 31, 2004, FCB operated 338 offices in North Carolina, Virginia and West Virginia.

On April 28, 1997, BancShares launched Atlantic States Bank (ASB), a federally chartered thrift institution. During 2004, ASB changed its name to IronStone Bank (ISB). ISB branches were initially concentrated within the metropolitan Atlanta, Georgia market. In 1999, ISB expanded its presence into Florida, focusing initially on selected markets in southwest Florida. The targeted market areas within Florida have grown to now include Jacksonville and Fort Lauderdale. During 2002, ISB continued its expansion into high-growth markets by opening three offices in Austin, Texas.

During 2003, ISB opened offices in Scottsdale, Arizona, the San Diego, Newport Beach and LaJolla communities in Southern California and Sacramento in Northern California. During 2004, ISB continued its expansion by opening branch facilities in Denver, Colorado and Albuquerque, New Mexico. ISB also opened loan production offices in Santa Fe, New Mexico, Portland, Oregon and Seattle, Washington. These markets have been selected based on their strong anticipated economic growth rates and the desire to bring a bank with a focus on customer service to the retail and business customers in these communities. At December 31, 2004, ISB had 48 offices.

BancShares’ executive offices are located at 3128 Smoketree Court, Raleigh, North Carolina 27604, and its telephone number is (919) 716-7000. Although BancShares does not maintain a dedicated website, information regarding BancShares is available at FCB’s website, www.firstcitizens.com. At December 31, 2004, BancShares and its subsidiaries employed a full-time staff of 3,897 and a part-time staff of 850 for a total of 4,747 employees.

BancShares’ subsidiary banks seek to meet the needs of both consumers and commercial entities in their respective market areas. These services, offered at most offices, include normal taking of deposits, cashing of checks, and providing for individual and commercial cash needs; numerous checking and savings plans; commercial, business and consumer lending; a full-service trust department; and other activities incidental to commercial banking. Triangle Life Insurance Company underwrites and sells credit-related life insurance products. First Citizens Investor Services, Inc. (FCIS) and IronStone Securities (ISS) provide various investment products, including annuities, discount brokerage services and third-party mutual funds to customers. First Citizens Bank, National Association (FCB-NA) is the issuing and processing bank for BancShares’ retail credit cards. Various other subsidiaries are not material to BancShares’ consolidated financial position or to consolidated net income.

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

FCB is a state-chartered bank, subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Commissioner of Banks. ISB is a federally-chartered thrift institution supervised by the Office of Thrift Supervision. FCB-NA operates under a national charter, is regulated by the Office of the Comptroller of the Currency and is also a member of the Federal Reserve System. Deposit obligations of FCB and ISB are insured by the FDIC.

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

The Sarbanes-Oxley Act of 2002 (the “SOX Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The SOX Act applies to all public companies and imposed significant new requirements for company governance and disclosure requirements. Some of the provisions of the Act became effective immediately while others have not yet been implemented. In general, the SOX Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process, and it created a new regulatory body to oversee auditors of public companies. The SOX Act also mandated new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. Additionally, the SOX Act increased the opportunity for private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The SOX Act requires various securities exchanges, including The Nasdaq Stock Market, to prohibit the listing of the stock of an issuer unless that issuer complies with various new corporate governance requirements imposed by the exchanges, including the requirement that various corporate matters (including executive compensation and board nominations) be approved, or recommended for approval by the issuer’s full board of directors, by directors of the issuer who are “independent” as defined by the exchanges’ rules or by committees made up of “independent” directors. Since BancShares’ Class A common stock is a listed stock, BancShares is subject to those provisions of the Act and to corporate governance requirements of The Nasdaq Stock Market.

The economic and operational effects of this new legislation on public companies, including BancShares, have been and will continue to be significant in terms of the time, resources and costs associated with complying with the new law.

FCIS and ISS are registered broker-dealers and investment advisers. Broker-dealer activities are subject to regulation by the National Association of Securities Dealers (NASD), a self-regulatory organization to which the Securities and Exchange Commission (SEC) has delegated regulatory authority for broker-dealers, as well as by the state securities authorities of the various states in which FCIS and ISS operate. Investment advisory activities are subject to direct regulation by the SEC, and investment advisory representatives must register with the state securities authorities of the various states in which they operate.

FCIS and ISS are also licensed as insurance agencies in connection with various investment products, such as annuities, that are regulated as insurance products. FCIS’ and ISS’ insurance sales activities are subject to concurrent regulation by securities regulators and by the insurance regulators of the various states in which FCIS and ISS do business.

AGI and Triangle Life Insurance Company are regulated by the North Carolina Department of Insurance.

Statistical information regarding our business activities is found in Management’s Discussion and Analysis.

Properties

Through its subsidiary financial institutions, as of December 31, 2004, BancShares operated branch offices at 386 locations in North Carolina, Virginia, West Virginia, Florida, Georgia, Texas, Arizona, California, New Mexico, Colorado, Oregon and Washington. BancShares owns many of the buildings and leases other facilities from third parties.

Additional information relating to premises, equipment and lease commitments is set forth in Note E of BancShares’ consolidated financial statements.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BancShares’ Class A and Class B common stock is traded in the over-the-counter market, and the Class A common stock is quoted on the Nasdaq National Market System under the symbol FCNCA. The Class B common stock is quoted on the OTC Bulletin Board under the symbol FCNCB. As of December 31, 2004, there were 2,470 holders of record of the Class A common stock, and 462 holders of record of the Class B common stock.

The per share cash dividends paid by BancShares and the high and low sales prices for each quarterly period during 2004 and 2003 are set forth in Table 18 under the caption ‘Per Share of Stock’ of this report. A cash dividend of 27.5 cents per share was declared by the Board of Directors on January 24, 2005, payable April 4, 2005, to holders of record as of March 21, 2005. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. BancShares’ principal source of liquidity for payment of shareholder dividends is the dividend it receives from FCB. FCB is subject to various requirements under federal and state banking laws that restrict the payment of dividends and its ability to lend to BancShares. Subject to the foregoing, it is currently management’s expectation that comparable cash dividends will continue to be paid in the future.

During the fourth quarter of 2004, BancShares did not issue or sell any Class A or Class B common stock, nor did it repurchase any of its outstanding capital stock.

Controls and Procedures

BancShares’ management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of BancShares’ disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, BancShares’ disclosure controls and procedures were effective in enabling it to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting is included on page 40 of this Report. The attestation report of BancShares’ independent accountants regarding management’s assessment of BancShares’ internal control over financial reporting is included on page 41 of this Report.

No change in BancShares’ internal control over financial reporting occurred during our fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

Procedures for Shareholder Recommendations to Nominating Committee

BancShares’ Nominating Committee has adopted procedures to be followed by shareholders who wish to recommend candidates to the Committee for its consideration in connection with its recommendation of director nominees to the Board of Directors. A copy of those procedures is attached as an exhibit to this Report.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. (“BancShares”), for the years 2004, 2003 and 2002. BancShares is a financial holding company with two wholly-owned banking subsidiaries: First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and IronStone Bank (ISB), a federally-chartered thrift institution. FCB operates branches in North Carolina, Virginia, and West Virginia. ISB operates branches in Florida, Georgia, Texas, Arizona, California, New Mexico, Colorado, Oregon and Washington.

This discussion and related financial data should be read in conjunction with our audited consolidated financial statements and related footnotes, presented on pages 39 through 68 of this report. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2004, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

CRITICAL ACCOUNTING POLICIES

The preparation of our audited financial statements and the information included in management’s discussion and analysis is governed by policies that are based on accounting principles generally accepted in the United States of America and general practices within the banking industry. Among the more significant policies are those that govern accounting for the allowance for loan losses, impairment of investment securities and pension plan assumptions.

Estimates and judgments are integral to our accounting for certain items, and those estimates and judgments affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. BancShares periodically evaluates its estimates, including those related to the allowance for loan losses, impairment of investment securities, pension plan assumptions and contingencies. While we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or outcomes.

Allowance for loan losses.    The allowance for loan losses reflects the estimated losses that will result from the inability of our customers to make required payments. The allowance for loan losses results from management’s evaluation of the risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in our opinion, deserve current recognition in estimating possible loan losses. Our evaluation process is based on historical evidence and current trends among delinquencies, defaults and nonperforming assets. Our estimate of the allowance for loan losses does not include the impact of events that might occur in the future.

Management considers the established allowance adequate to absorb losses that relate to loans outstanding at December 31, 2004, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additions to the allowance may be required.

Other than temporary impairment of investment securities.    An individual investment security with a fair value less than 80 percent of original cost over a continuous period that spans two quarter-ends is evaluated for impairment during the subsequent quarter. That evaluation includes an assessment of both qualitative and quantitative measures to determine whether, in management’s judgment, the investment is likely to recover its original value. When that evaluation concludes that a recovery is unlikely, the unrealized loss is reported as an other than temporary impairment, and the loss is recorded as a securities loss on the consolidated statements of income. If evidence suggests that an unrealized loss is unlikely to be recovered, management may elect to record an other than temporary impairment even if the prescribed period of time has not lapsed.

Pension plan assumptions.    Although the assets and liabilities associated with the defined benefit pension plan maintained for our associates are not included within the audited financial statements, the selection of key assumptions used to determine the pension obligation and the future value of the plan’s assets have a direct impact on the pension expense that we report within employee benefit expense in our consolidated statements of income. The discount rate is used to determine the present value of the benefits that the pension plan will pay to the plan participants. The discount rate reflects the interest rate that could be obtained by a suitable investment used to fund the pension obligation. Given the reductions in market interest rates during the past several years, the discount rate used to estimate the pension obligation has declined to 5.75 percent at December 31, 2004 compared to 6.00 percent at December 31, 2003 and 6.50 percent at December 31, 2002. Assuming other variables remain unchanged, a reduction in the discount rate results in higher pension expense.

The estimated long-term rate of return on plan assets is used to calculate the value of plan assets over time. Based on robust asset returns during 2003 and optimistic market conditions and forecasts for future market performance, we adjusted the long-term rate of return on plan assets to 8.50 percent for 2004. The estimated return on plan assets was 8.00 percent for 2003 and 8.50 percent for 2002. Assuming other variables remain unchanged, increasing the long-term rate of return on plan assets to 8.50 percent reduces pension expense.

The assumed rate of future compensation increases is reviewed annually based on actual experience and has remained unchanged at 4.75 percent for 2004, 2003 and 2002. Assuming other variables remain unchanged, an increase in the rate of future compensation increases would result in higher pension expense.

Table 1

FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

	2004	2003	2002	2001	2000
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$521,117	$510,477	$596,169	$715,427	$708,170
Interest expense	133,826	148,537	214,018	346,510	342,828

Net interest income	387,291	361,940	382,151	368,917	365,342
Provision for loan losses	34,473	24,187	26,550	24,134	15,488

Net interest income after provision for loan losses	352,818	337,753	355,601	344,783	349,854
Noninterest income	250,956	243,936	220,295	214,643	201,815
Noninterest expense	479,579	465,088	432,353	421,685	394,409

Income before income taxes	124,195	116,601	143,543	137,741	157,260
Income taxes	49,352	41,414	50,787	50,805	58,949

Net income	$74,843	$75,187	$92,756	$86,936	$98,311

Net interest income, taxable equivalent	$388,556	$362,991	$383,494	$370,857	$368,190

SELECTED AVERAGE BALANCES
Total assets	$12,856,102	$12,245,840	$11,843,239	$11,235,859	$10,005,597
Investment securities	2,157,367	2,585,376	2,610,622	2,196,473	1,618,584
Loans	8,892,317	7,886,948	7,379,607	7,105,915	6,955,772
Interest-earning assets	11,483,694	10,932,853	10,553,574	10,038,074	8,984,878
Deposits	10,961,380	10,433,781	10,007,398	9,405,328	8,390,920
Interest-bearing liabilities	9,327,436	9,163,960	9,129,168	8,798,893	7,772,889
Long-term obligations	287,333	255,379	263,291	186,636	154,634
Shareholders’ equity	$1,053,860	$996,578	$924,877	$847,374	$763,386
Shares outstanding	10,435,247	10,452,523	10,478,843	10,507,289	10,551,607

SELECTED PERIOD-END BALANCES
Total assets	$13,258,740	$12,559,908	$12,231,890	$11,864,991	$10,691,617
Investment securities	2,125,524	2,469,447	2,539,236	2,791,296	1,816,720
Loans	9,354,387	8,326,598	7,620,263	7,196,177	7,109,692
Interest-earning assets	11,863,654	11,090,450	10,783,069	10,489,382	9,357,794
Deposits	11,350,798	10,711,332	10,439,620	9,961,605	8,971,868
Interest-bearing liabilities	9,641,368	9,251,903	9,298,080	9,206,903	8,384,692
Long-term obligations	285,943	289,277	253,409	284,009	154,332
Shareholders’ equity	$1,086,310	$1,029,305	$967,291	$885,043	$810,728
Shares outstanding	10,434,453	10,436,345	10,473,294	10,483,456	10,522,836

PROFITABILITY RATIOS (averages)
Rate of return on:
Total assets	0.58%	0.61%	0.78%	0.77%	0.98%
Shareholders’ equity	7.10	7.54	10.03	10.26	12.88
Dividend payout ratio	15.34	15.30	11.30	12.09	10.73

LIQUIDITY AND CAPITAL RATIOS (averages)
Loans to deposits	81.12%	75.59%	73.74%	75.55%	82.90%
Shareholders’ equity to total assets	8.20	8.14	7.81	7.54	7.63
Time certificates of $100,000 or more to total deposits	11.05	10.33	10.87	11.43	9.46

PER SHARE OF STOCK
Net income	$7.17	$7.19	$8.85	$8.27	$9.32
Cash dividends	1.10	1.10	1.00	1.00	1.00
Market price at December 31 (Class A)	148.25	120.50	96.60	97.75	80.75
Book value at December 31	104.11	98.63	92.36	84.42	77.04
Tangible book value at December 31	93.12	87.56	81.73	73.78	65.76

SUMMARY

BancShares’ earnings and cash flows are primarily derived from the commercial banking activities conducted by its banking subsidiaries. These activities include commercial and consumer lending, deposit and cash management products, cardholder, merchant, wealth management services as well as various other products and services incidental to commercial banking. FCB and ISB gather deposits from retail and commercial customers and, along with BancShares and other non-bank subsidiaries, obtain funding through borrowings from various non-deposit sources. We invest the liquidity generated from these funding sources in various types of interest-earning assets such as loans, investment securities and overnight investments. We also invest in the bank premises, furniture and equipment used to conduct the subsidiaries’ commercial banking business.

External Influences.    Various external factors influence customer demand for our loan and deposit products. The general strength of the economy influences loan demand as well as the quality and collectibility of our loan portfolio. External economic indicators such as consumer bankruptcy rates and business debt service capacity closely follow trends in the economic cycle. In an effort to stimulate and control the rate of growth of economic activity, monetary actions by the Federal Reserve are significant to the interest rate environment in which we operate. At any point in time, both the existing level and anticipated movement of interest rates have a profound impact on customer demand for our products and on our profitability.

During 2004, we experienced significant growth in loan demand among various loan products. However, during 2003, economic uncertainty in our primary market areas restrained customer demand for loan products. The trends in both periods resulted primarily from external economic factors that significantly affected both our ability and capacity to grow our loan portfolio.

During these same years, the historically low level of interest rates limited our ability to fund loan demand through deposit growth. During 2004 and 2003, the low level of interest rates affected the attractiveness of bank deposit products as compared to alternative investment options as well as the composition of our deposit base, as customers avoided investing in time deposits carrying low interest rates. These trends are strongly dependent upon external economic factors. Although we are unable to control the external factors that influence our business, through the utilization of various asset—liability management and asset quality tools, we seek to minimize the potentially adverse risks of unforeseen and unfavorable economic trends and take advantage of favorable economic conditions when appropriate.

Strategic emphasis.    Financial institutions frequently focus their strategic and operating emphasis on maximizing profitability, and therefore measure their relative success by reference to profitability measures such as return on average assets or return on average shareholders’ equity. BancShares’ return on average assets and return on average equity have historically compared unfavorably to the returns of similar-sized financial holding companies. BancShares has instead placed primary emphasis upon asset quality, balance sheet liquidity and capital conservation, even when those priorities may be detrimental to short-term profitability.

Our organization’s strengths and competitive position within the financial services industry suggest that opportunities for significant growth and expansion exist. We operate in diverse and growing geographic markets. We believe that through competitive products and superior customer service, we can increase business volumes and our profitability by attracting customers of larger competitors and customers of banks that focused on growth through merger transactions. We seek opportunities to increase fee income in areas such as merchant processing, client bank services, factoring, insurance, cash management, wealth management and private banking services. In recent years, we have focused our efforts on customers who own their own businesses, medical and other professionals and individuals who are financially active.

We also focus attention on mitigating the risks that can endanger our profitability and growth prospects. These risks generally fall into categories of economic, industry systemic, competitive and regulatory. Due to the lack of control and the potential to result in a material impact upon our financial results, the risk area that is typically of greatest concern is economic. Specific economic risks include recession, rapid movements in interest rates and significant increases in inflation expectations. Compared to our larger competitors, our relatively small asset size and our limited capital resources create a level of risk that requires significant and constant management attention.

Net income.    BancShares reported net income of $74.8 million during 2004, compared to $75.2 million in 2003 and $92.8 million in 2002. Net income for 2004 represented a 0.5 percent decrease when compared to 2003. Significant items affecting 2004 net income included improved levels of net interest and noninterest income, offset by higher noninterest expense and provision for loan losses, as well as higher income tax expense. The $17.6 million decrease in net income in 2003 when compared to 2002 was the result of lower net interest income and higher noninterest expense, partially offset by increased levels of noninterest income and lower provision for loan losses. Net income per share for 2004 totaled $7.17, compared to $7.19 and $8.85 for 2003 and 2002, respectively. Historically low levels of interest rates during both 2003 and 2004 adversely impacted our net interest income and net income.

Shareholders Equity.    BancShares continues to exceed minimum capital standards and the banking subsidiaries remain well-capitalized. However, the continued de novo growth of ISB has required BancShares to infuse significant amounts of capital into ISB to support its rapidly expanding balance sheet. Infusions totaled $30 million in both 2004 and 2003 and $70 million in 2002. Since ISB was formed in 1997, BancShares has provided $230 million in capital. ISB recorded net losses of $3.0 million, $2.0 million and $1.3 million in 2004, 2003 and 2002, respectively. Losses incurred since ISB’s inception total $26.3 million. Based on plans for further growth and expansion of ISB, net losses will likely extend into the foreseeable future.

Detailed information regarding the components of net income over the five years from 2000 through 2004 is provided in the accompanying tables. Table 1 provides a summary of key financial data. Table 5 provides information on net interest income. Table 13 provides details related to the provision for loan losses. Tables 15 and 16 present information regarding the components of noninterest income and expense, respectively.

An analysis of BancShares’ financial condition and growth can be made by examining the changes and trends in interest-earning assets and interest-bearing liabilities, and a discussion of these changes and trends follows. The information presented in Table 5 is useful in making such an analysis. Table 2 details acquisitions and divestitures during 2004, 2003 and 2002. All of the acquisitions were accounted for as purchases, with the results of operations included with BancShares’ Consolidated Statements of Income since the respective acquisition date. There were no material purchase transactions during the three-year period presented.

Table 2

ACQUISITIONS AND DIVESTITURES

Year	Institution and Location	Total Loans	Total Deposits
		(thousands)
2004	Purchase of one branch by First Citizens Bank	$2,288	$11,565
2004	Sale of one branch by IronStone Bank	—	(12,156)
2003	Purchase of two branches by First Citizens Bank	18,523	67,887
2003	Sale of four branches by First Citizens Bank	(31,380)	(114,727)
2002	Purchase of two branches by First Citizens Bank	4,201	24,285

INTEREST-EARNING ASSETS

Interest-earning assets include loans, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Accordingly, riskier investments typically carry a higher interest rate, but expose the investor to potentially higher levels of default. We have historically focused on maintaining high asset quality, which results in a loan portfolio subjected to strenuous underwriting and monitoring procedures. Our investment securities portfolio includes high-quality assets, primarily United States Treasury and government agency securities. Generally, the investment securities portfolio grows and shrinks based on loan and deposit trends. When deposit growth exceeds loan demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds deposit growth, we use proceeds from maturing securities to fund loan demand. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.

Interest-earning assets averaged $11.48 billion during 2004, an increase of $550.8 million or 5.0 percent over 2003 levels, compared to a $379.3 million or 3.6 percent increase in 2003 over 2002 levels. The increase among interest-earning assets during 2004 resulted from loan growth, partially offset by declines in investment securities and overnight investments. Growth among interest-earning assets during 2003 also resulted from moderate loan growth, partially offset by lower investment securities.

Loans.    As of December 31, 2004, gross loans outstanding were $9.35 billion, a 12.3 percent increase over the December 31, 2003 balance of $8.33 billion. The $1.03 billion increase in loans during 2004 resulted from growth throughout multiple segments of the loan portfolio. Total loans outstanding of FCB grew $740.9 million or 10.2 percent during 2004 with moderating growth trends noted during the second half of the year. Total loans outstanding of ISB increased $286.9 million or 26.4 percent with growth remaining consistently robust throughout the year. Significant and continuing opportunities for loan growth exist within ISB. Loan balances for the last five years are presented in Table 3.

Loans secured by real estate totaled $6.73 billion at December 31, 2004, compared to $5.87 billion at December 31, 2003 and $5.38 billion at December 31, 2002. Loans secured by mortgages on commercial property totaled $3.28 billion at December 31, 2004, a $625.3 million or 23.6 percent increase from December 31, 2003. We continued strong growth in commercial mortgage lending during 2004, following growth rates of 12.2 percent in 2003 and 9.1 percent in 2002. The growth trend reflects the demand for these loans among business customers targeted by our banking subsidiaries. As a percentage of total loans, loans secured by commercial mortgages represent 35.6 percent at December 31, 2004, compared to 32.3 percent and 31.5 percent at December 31, 2003 and 2002, respectively. A large percentage of our commercial mortgage portfolio is secured by owner-occupied facilities, rather than investment property. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

Table 3

LOANS

	December 31
	2004	2003	2002	2001	2000
	(thousands)
Real estate:
Construction and land development	$588,092	$509,578	$433,123	$409,560	$370,148
Mortgage:
Commercial	3,279,729	2,654,414	2,366,149	2,168,643	1,888,539
1-4 family residential	979,663	929,096	1,077,937	1,279,708	1,504,202
Revolving	1,714,032	1,598,603	1,335,024	1,024,181	851,810
Other	171,700	173,489	166,023	164,045	188,400

Total real estate loans	6,733,216	5,865,180	5,378,256	5,046,137	4,803,099
Commercial and industrial	969,729	929,039	925,775	915,596	928,592
Consumer	1,397,820	1,303,718	1,154,280	1,073,954	1,217,850
Lease financing	192,164	160,390	141,372	139,966	134,483
Other	61,458	68,271	20,580	20,524	25,668

Total gross loans	9,354,387	8,326,598	7,620,263	7,196,177	7,109,692
Less allowance for loan losses	130,832	119,357	112,533	107,087	102,655

Net loans	$9,223,555	$8,207,241	$7,507,730	$7,089,090	$7,007,037

All information presented in this table relates to domestic loans as BancShares makes no foreign loans.

Revolving loans secured by real estate totaled $1.71 billion at December 31, 2004, compared to $1.60 billion and $1.34 billion at December 31, 2003 and 2002, respectively. The reduced growth rate of revolving loans secured by real estate in 2004 occurred due to our decision to restrict new originations within this product type in order to preserve lending capacity for loans secured by mortgages on commercial property, commercial and industrial loans and leases. At December 31, 2004, these loans represent 18.3 percent of gross loans, compared to 19.2 percent and 17.5 percent, respectively, at December 31, 2003 and 2002.

Consumer loans totaled $1.40 billion at December 31, 2004, an increase of $94.1 million or 7.2 percent during 2004, primarily the result of growth among indirect automobile loans originated through our sales finance unit. During 2003, consumer loans increased 12.9 percent. We also managed the growth rate of our consumer loans to a lower level during 2004. At December 31, 2004, 2003 and 2002, consumer loans represented 14.9 percent, 15.7 percent and 15.1 percent of the total loan portfolio, respectively.

Construction and land development loans totaled $588.1 million at December 31, 2004, an increase of $78.5 million or 15.4 percent. As of December 31, 2004, these loans represented 6.3 percent of gross loans outstanding, compared to 6.1 percent and 5.7 percent, respectively, at December 31, 2003 and December 31, 2002.

Loans secured by 1-4 family residential mortgages increased $50.6 million or 5.4 percent to $979.7 million during 2004. This category of loans experienced large reductions in recent years as existing loans were refinanced and replaced by loans that we immediately sold to correspondent lenders. Interest rate increases in 2004 significantly curtailed refinance activity, and loan balances have now stabilized.

After several years of sluggish growth, commercial and industrial loans increased $40.7 million or 4.4 percent during 2003. Growth among these loans, which totaled $969.7 million at December 31, 2004, is evidence of more optimistic economic expectations by our customers and positive results from the geographic expansion of ISB.

Our recent growth through ISB has allowed us to mitigate our historic exposure to geographic risk concentration in North Carolina and Virginia. Since these markets have endured economic instability in the past, we are pleased with the diversification that we realize by the growth of ISB. We are aware however that rapid loan growth in new markets may present incremental lending risks. As ISB continues to expand into new markets, we have endeavored to ensure that rigorous centralized underwriting and monitoring controls are functioning effectively. We will continue to place emphasis upon maintaining strong lending standards in new markets.

We maintain a well-diversified loan portfolio, and seek to avoid the risk associated with large concentrations within specific industries. No single industry represented more than 10 percent of total loans outstanding at December 31, 2004.

We anticipate continued growth in commercial mortgage loans in 2005, as our expansion into new markets and improvements in general economic conditions in certain of our markets may translate into higher levels of loan demand among our business customers. ISB’s continued expansion will generate new commercial mortgage and commercial and industrial loans and will diversify risks resulting from regional economies. BancShares plans to complete a securitization of $260 million in revolving loans secured by real estate during the second quarter of 2005. All growth projections are subject to change as a result of further economic deterioration or improvement and other external factors.

Investment Securities.    At December 31, 2004, and 2003, the investment securities portfolio totaled $2.13 billion and $2.47 billion, respectively. Investment securities held to maturity totaled $877.5 million and $1.23 billion, respectively, at December 31, 2004 and 2003. The $349.2 million reduction in investment securities held to maturity during 2004 resulted from the use of proceeds from maturing securities to fund loan demand. In each period, U.S. Treasury and government agency securities represented substantially the entire balance of the held-to-maturity portfolio. Securities that are classified as held-to-maturity reflect BancShares’ ability and positive intent to hold those investments until maturity.

Investment securities available for sale at December 31, 2004 and 2003 totaled $1.25 billion and $1.24 billion, respectively, a $5.3 million increase. Available-for-sale securities are reported at their aggregate fair value. Investment securities available for sale include U.S. Treasury obligations, government agency securities and a small equity securities portfolio. Unrealized gains and losses on available-for-sale securities are included as a component of shareholders’ equity, net of deferred taxes.

Total investment securities averaged $2.16 billion during 2004, $2.59 billion during 2003 and $2.61 billion during 2002. As a percentage of average interest-earning assets, investment securities represented 18.8 percent, 23.6 percent and 24.7 percent during 2004, 2003 and 2002, respectively. The reduction in the total investment securities component of interest-earning assets has been caused by loan growth rates exceeding that of deposits, leading to allocation of larger portions of available liquidity to the loan portfolio. The growth in the loan portfolio has reduced our overall balance sheet liquidity. Table 4 presents detailed information relating to the investment securities portfolio.

Overnight Investments.    At December 31, 2004 and 2003, overnight investments, which include federal funds sold and interest-bearing deposits in other financial institutions, totaled $383.7 million and $294.4 million, respectively. These investments averaged $434.0 million, $460.5 million and $563.3 million, respectively, during 2004, 2003 and 2002. During 2004, average overnight securities decreased $26.5 million or 5.8 percent due to general balance sheet liquidity needs. The reductions in 2003 and 2002 resulted from the investment of excess liquidity in the investment securities portfolio.

Income on Interest-Earning Assets.    Interest income amounted to $521.1 million during 2004, a $10.6 million or 2.1 percent increase from 2003, compared to an $85.7 million or 14.4 percent decrease from 2002 to 2003. The increase in interest income during 2004 resulted from higher average assets, partially offset by lower yields.

The taxable-equivalent yield on interest-earning assets was 4.55 percent during 2004, a 13 basis point decrease from the 4.68 percent reported in 2003. Although the reduction in market interest rates pushed the taxable-equivalent yield down, the impact of falling interest rates was mitigated by a change in our asset mix. As a percentage of average interest-earning assets, loans represented 77.4 percent, 72.1 percent and 69.9 percent during 2004, 2003 and 2002, respectively. Since the loan portfolio represents the highest-yielding asset, the increase in the ratio of loans to total interest-earning assets during 2004 prevented an even larger unfavorable rate variance.

Table 4

INVESTMENT SECURITIES

	December 31
	2004				2003		2002
	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Cost	Fair Value
	(thousands, except maturity and yield information)
Investment securities held to maturity:
U. S. Government:
Within one year	$511,421	$509,932	0/5	1.92%	$972,621	$976,638	$1,643,877	$1,652,014
One to five years	351,264	349,425	1/5	2.54	234,640	236,429	744,938	755,010
Five to ten years	21	22	5/2	8.00	58	62	91	97
Over ten years	12,790	13,255	12/4	5.55	17,229	17,913	26,378	27,517

Total	875,496	872,634	0/10	2.17	1,224,548	1,231,042	2,415,284	2,434,638

State, county and municipal:
Within one year	165	168	0/6	5.55	—	—	—	—
One to five years	146	155	4/4	5.88	355	355	480	502
Five to ten years	—	—	—	—	145	155	144	154
Over ten years	1,422	1,572	13/4	6.02	1,419	1,586	1,415	1,551

Total	1,733	1,895	11/4	5.96	1,919	2,096	2,039	2,207

Other
Within one year	—	—	—	—	—	—	10	10
One to five years	250	250	3/7	7.75	250	250	—	—
Five to ten years	—	—	—	—	—	—	250	250

Total	250	250	3/7	7.75	250	250	260	260

Total investment securities held to maturity	877,479	874,779	1/0	2.23	1,226,717	1,233,388	2,417,583	2,437,105

Investment securities available for sale
U. S. Government:
Within one year	927,250	916,427	0/4	2.42%	878,667	875,337	45,245	45,353
One to five years	253,120	250,317	1/9	2.60	291,787	290,774	20,196	20,356
Five to ten years	159	156	6/7	5.42	721	723	—	—
Over ten years	21,300	21,166	28/6	5.24	11,048	11,027	—	—

Total	1,201,829	1,188,066	0/8	2.45	1,182,223	1,177,861	65,441	65,709

State, county and municipal:
Within one year	838	835	0/5	1.18	1,139	1,138	—	—
One to five years	4,059	4,065	2/11	3.03	3,635	3,642	282	281
Five to ten years	1,301	1,305	7/1	4.59	2,673	2,689	165	163
Over ten years	145	145	27/11	1.15	145	145	145	145

Total	6,343	6,350	4/0	3.06	7,592	7,614	592	589

Marketable equity securities	32,447	53,629			35,318	57,255	41,316	55,355

Total investment securities available for sale	1,240,619	1,248,045			1,225,133	1,242,730	107,349	121,653

Total investment securities	$2,118,098	$2,122,824			$2,451,850	$2,476,118	$2,524,932	$2,558,758

The average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income taxes and 6.90% for state income taxes for all periods.

Table 5

AVERAGE BALANCE SHEETS

	2004			2003
	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
	(thousands, taxable equivalent)
Assets
Loans	$8,892,317	$467,429	5.26%	$7,886,948	$445,639	5.65%
Investment securities:
U. S. Government	2,096,869	47,515	2.27	2,525,007	59,350	2.35
State, county and municipal	8,667	423	4.88	5,151	235	4.56
Other	51,831	1,137	2.19	55,218	1,345	2.44

Total investment securities	2,157,367	49,075	2.27	2,585,376	60,930	2.36
Overnight investments	434,010	5,878	1.35	460,529	4,959	1.08

Total interest-earning assets	11,483,694	$522,382	4.55%	10,932,853	$511,528	4.68%
Cash and due from banks	679,955			667,979
Premises and equipment	554,480			522,548
Other assets	262,807			238,197
Reserve for loan losses	(124,834)			(115,737)

Total assets	$12,856,102			$12,245,840

Liabilities and shareholders’ equity
Interest-bearing deposits:
Checking With Interest	$1,500,638	$1,796	0.12%	$1,379,479	$1,923	0.14%
Savings	743,629	1,492	0.20	690,705	2,151	0.31
Money market accounts	2,571,468	21,594	0.84	2,563,589	22,208	0.87
Time deposits	3,778,048	83,557	2.21	3,811,476	98,507	2.58

Total interest-bearing deposits	8,593,783	108,439	1.26	8,445,249	124,789	1.48
Short-term borrowings	446,320	3,611	0.81	463,332	2,795	0.60
Long-term obligations	287,333	21,776	7.58	255,379	20,953	8.21

Total interest-bearing liabilities	9,327,436	$133,826	1.43%	9,163,960	$148,537	1.62%
Demand deposits	2,367,597			1,988,532
Other liabilities	107,209			96,770
Shareholders’ equity	1,053,860			996,578

Total liabilities and shareholders’ equity	$12,856,102			$12,245,840

Interest rate spread			3.12%			3.06%
Net interest income and net yield on interest-earning assets		$388,556	3.38%		$362,991	3.32%

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% for all periods, and state income tax rates of 6.90% for 2004, 2003, 2002 and 2001 and 7.00% for 2000.

Average interest-bearing deposits were $8.59 billion during 2004, an increase of only $148.5 million or 1.8 percent. Average interest-bearing deposits were $8.45 billion during 2003, an increase of $109.3 million or 1.3 percent over 2002. In both 2004 and 2003, our interest-bearing non-time products increased over the prior period, while average time deposits declined from the prior period. During 2004, average time deposits declined $33.4 million or 0.9 percent, compared to a reduction of $310.0 million or 7.5 percent in 2003. We attribute the three successive years of time deposit erosion to the declining market interest rates offered on those products since 2001. However, since interest rates began increasing in mid-2004, growth of time deposit balances has resumed.

Table 5

AVERAGE BALANCE SHEETS (continued)

2002			2001			2000
Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
(thousands, taxable equivalent)

$7,379,607	$491,770	6.66%	$7,105,915	$568,379	8.00%	$6,955,772	$587,192	8.44%

2,550,835	94,794	3.72	2,147,697	117,608	5.48	1,588,930	96,576	6.08
3,699	301	8.14	4,804	416	8.66	4,212	357	8.48
56,088	1,673	2.98	43,972	2,288	5.20	25,442	764	3.00

2,610,622	96,768	3.71	2,196,473	120,312	5.48	1,618,584	97,697	6.04
563,345	8,974	1.59	735,686	28,676	3.90	410,522	26,129	6.36

10,553,574	$597,512	5.66%	10,038,074	$717,367	7.15%	8,984,878	$711,018	7.91%
669,770			592,270			476,929
494,534			466,549			418,388
235,484			243,841			225,861
(110,123)			(104,875)			(100,459)

$11,843,239			$11,235,859			$10,005,597

$1,266,185	$3,450	0.27%	$1,145,115	$6,060	0.53%	$1,068,545	$6,338	0.59%
642,764	3,435	0.53	608,882	6,680	1.10	633,666	9,436	1.49
2,305,486	35,743	1.55	1,744,389	54,309	3.11	1,477,248	63,386	4.29
4,121,474	145,278	3.52	4,453,109	243,703	5.47	3,859,946	219,796	5.69

8,335,909	187,906	2.25	7,951,495	310,752	3.91	7,039,405	298,956	4.25
529,968	4,528	0.85	660,762	20,643	3.12	578,850	31,219	5.39
263,291	21,584	8.20	186,636	15,115	8.10	154,634	12,653	8.18

9,129,168	$214,018	2.34%	8,798,893	$346,510	3.94%	7,772,889	$342,828	4.41%
1,671,489			1,453,833			1,351,515
117,705			135,759			117,807
924,877			847,374			763,386

$11,843,239			$11,235,859			$10,005,597

		3.32%			3.21%			3.50%

	$383,494	3.63%		$370,857	3.69%		$368,190	4.10%

Competition for deposit business in our primary market areas is extremely intense. While we have access to non-deposit borrowing sources, we prefer to fund our customer’s credit demands with traditional bank deposits. Therefore, generating adequate deposit growth is a critical challenge for us during periods of strong loan demand.

Table 5 analyzes interest-earning assets and interest-bearing liabilities for the five years ending December 31, 2004. To help assess the impact of the tax-exempt status of income earned on certain loans, leases and municipal securities, Table 5 is prepared on a taxable-equivalent basis, which is customary for financial institutions. The taxable-equivalent yield on the loan portfolio decreased from 5.65 percent in 2003 to 5.26 percent in 2004. The combination of the 39 basis point yield reduction, and the strong loan growth resulted in an increase in loan interest income of $21.7 million or 4.9 percent over 2003. This followed a decrease of $45.9 million or 9.4 percent in loan interest income in 2003 from 2002, the net result of a 101 basis point decreased loan yield and a moderate increase in average loans outstanding. The lower loan yields during 2004 and 2003 reflect the impact of rate-induced refinance activity among fixed-rate loans and a reduction in the average prime rate for variable rate loans, the result of monetary actions by the Federal Reserve Bank during 2003 and 2002.

We believe that the interest rate increases that began in 2004 are likely to continue during 2005. Economic indicators point to strengthening in most sectors of the economy, including the job market, and slightly higher inflation levels. We continue to encourage variable rate lending to allow interest-sensitive assets to reprice as interest rates increase, thereby reducing the interest rate risk imbedded in the balance sheet.

Interest income earned on the investment securities portfolio amounted to $48.9 million, $60.9 million and $96.7 million during 2004, 2003 and 2002, respectively. The taxable-equivalent yield on the investment securities portfolio was 2.27 percent, 2.36 percent and 3.71 percent, respectively, for 2004, 2003 and 2002. The $12.0 million decrease in investment interest income during 2004 reflected lower average volume and lower yields. The $35.8 million decrease in investment interest income from 2002 to 2003 was the result of lower yields and slightly lower average securities.

Interest earned on overnight investments was $5.9 million during 2004, compared to $5.0 million during 2003 and $9.0 million during 2002. The $919,000 increase during 2004 resulted from a 27 basis point yield increase, partially offset by a reduction in average overnight investments. During 2003, interest income earned from overnight investments decreased $4.0 million over 2002, the net result of the declines in average overnight investments and a 51 basis point yield reduction.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include our interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits are our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and, in some cases, to fulfill commercial customer requirements for cash management services. Certain of our long-term borrowings also currently qualify as capital under guidelines established by the Federal Reserve.

At December 31, 2004, and 2003 interest-bearing liabilities totaled $9.64 billion and $9.25 billion, respectively, an increase of $389.5 million or 4.2 percent. The higher balances during 2004 result from increased levels of interest-bearing deposits and short-term borrowings. Interest-bearing liabilities averaged $9.33 billion during 2004, an increase of $163.5 million or 1.8 percent over 2003 levels. During 2003, interest-bearing liabilities averaged $9.16 billion, an increase of $34.8 million or 0.4 percent over 2002.

Deposits.    At December 31, 2004, deposits totaled $11.35 billion, an increase of $639.5 million or 6.0 percent from the $10.71 billion in deposits recorded as of December 31, 2003. Total deposits averaged $10.96 billion in 2004, an increase of $527.6 million or 5.1 percent over 2003, with a significant portion of that growth attributable to noninterest-bearing demand deposits. During 2003, total deposits averaged $10.43 billion, an increase of $426.4 million or 4.3 percent over 2002.

Table 6

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

December 31, 2004
(thousands)
Less than three months	$291,872
Three to six months	190,173
Six to 12 months	272,486
More than 12 months	545,712

Total	$1,300,243

Short-Term Borrowings.    At December 31, 2004, short-term borrowings totaled $447.7 million, compared to $430.2 million one year earlier, a 4.1 percent increase. For the year ended December 31, 2004, short-term borrowings averaged $446.3 million, compared to $463.3 million during 2003 and $530.0 million during 2002. The $17.0 million reduction in 2004 and the $66.6 million reduction in 2003 were both the result of lower overnight repurchase agreements and master notes. Balances in both of these cash management products have declined due to the extremely low overnight interest rates paid on these products.

Partially offsetting these reductions is a $50.0 million increase in other short-term borrowings resulting from Federal Home Loan Bank advances during 2003. BancShares continues to have access to various short-term borrowings, including the purchase of federal funds, overnight repurchase obligations and credit lines with various correspondent banks. Management anticipates continued use of these credit sources as needed in 2005. Table 7 provides additional information regarding short-term borrowed funds.

Long-Term Obligations.    At December 31, 2004 and 2003, long-term obligations totaled $285.9 million and $289.3 million, respectively, a decrease of $3.3 million or 1.2 percent.

For 2004 and 2003, the outstanding balance includes $257.8 million in junior subordinated debentures representing obligations to two equity method subsidiaries, FCB/NC Capital Trust I and FCB/NC Capital Trust II (the Capital Trusts). The Capital Trusts are the grantor trusts for $250.0 million of trust preferred capital securities. The proceeds from the trust preferred capital securities were used by the Capital Trusts to purchase BancShares’ junior subordinated debentures. Under current regulatory standards, these trust preferred capital securities qualify as Tier 1 regulatory capital for BancShares.

Expense of Interest-Bearing Liabilities.    Interest expense amounted to $133.8 million in 2004, a $14.7 million or 9.9 percent decrease from 2003. This followed a $65.5 million or 30.6 percent decrease in interest expense during 2003 compared to 2002. In both periods, the decrease in interest expense was the result of lower rates, partially offset by higher average volume. The blended rate on all interest-bearing liabilities was 1.43 percent during 2004, compared to 1.62 percent in 2003 and 2.34 percent in 2002. The reductions during 2004 and 2003 resulted from prior actions by the Federal Reserve Bank to lower the discount and federal funds rates, which triggered historically low deposit and borrowing rates in both periods.

The aggregate rate on interest-bearing deposits was 1.26 percent during 2004, compared to 1.48 percent during 2003 and 2.25 percent during 2002. Interest expense on interest-bearing deposits amounted to $108.4 million during 2004, a 13.1 percent decrease from the $124.8 million recorded during 2003, which was a 33.6 percent decrease over the $187.9 million recorded during 2002.

Interest expense for time deposits was $83.6 million during 2004, a $15.0 million or 15.2 percent decrease from 2003, the combined result of lower interest rates and lower average time deposit balances. The $46.8 million reduction in interest expense on time deposits in 2003 as compared to 2002 resulted from interest rate reductions and a decline in average time deposits.

Table 7

SHORT-TERM BORROWINGS

	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
			(thousands)
Master notes
At December 31	$213,387	1.23%	$190,978	0.40%	$239,718	0.40%
Average during year	197,268	0.82	216,591	0.63	272,736	0.91
Maximum month-end balance during year	213,387	—	221,346	—	290,574	—

Repurchase agreements
At December 31	131,367	0.73	136,756	0.20	166,201	0.25
Average during year	141,959	0.41	156,406	0.32	194,704	0.52
Maximum month-end balance during year	145,884	—	164,899	—	203,456	—

Federal funds purchased
At December 31	36,933	2.10	38,300	0.70	30,980	0.98
Average during year	46,676	1.23	45,226	0.96	41,044	1.52
Maximum month-end balance during year	66,125	—	60,535	—	53,000	—

Other
At December 31	65,999	1.90	64,157	0.98	25,728	1.12
Average during year	60,417	1.39	45,109	1.12	21,484	1.85
Maximum month-end balance during year	74,171	—	71,450	—	61,371	—

NET INTEREST INCOME

Net interest income was $387.3 million during 2004, a $25.4 million or 7.0 percent increase from 2003. During 2004, strong loan growth more than offset the unfavorable impact of lower interest rates. During 2003, net interest income was $361.9 million, a $20.2 million or 5.3 percent decrease from 2002. The net yield on interest-earning assets equaled 3.38 percent in 2004, a 6 basis point improvement as compared to 2003 due primarily to a higher ratio of loans to interest-earning assets. Due to our asset-sensitive position, the increase in market interest rates in the second half of 2004 also contributed to improved net interest income. The net yield fell 31 basis points in 2003 from 2002 as a result of the adverse impact of significant reductions in market interest rates.

Table 8 presents the annual changes in net interest income due to changes in volume, yields and rates. Like Table 5, this table is presented on a taxable-equivalent basis to adjust for the tax-exempt status of income earned on certain loans, leases and municipal securities.

During 2004, loan growth generated a favorable volume variance that more than offset the unfavorable variance that was caused by lower interest rates. During 2003, the somewhat weaker loan demand was not adequate to offset the adverse impact of falling interest rates.

Table 8

CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	2004			2003
	Change from previous year due to:			Change from previous year due to:
	Volume	Yield/ Rate	Total Change	Volume	Yield/ Rate	Total Change
	(thousands)
Assets:
Loans	$54,676	$(32,886)	$21,790	$31,095	$(77,226)	$(46,131)
Investment securities:
U. S. Government	(9,939)	(1,896)	(11,835)	(985)	(34,459)	(35,444)
State, county and municipal	186	2	188	92	(158)	(66)
Other	(77)	(131)	(208)	190	(518)	(328)

Total investment securities	(9,830)	(2,025)	(11,855)	(703)	(35,135)	(35,838)
Overnight investments	(306)	1,225	919	(1,389)	(2,626)	(4,015)

Total interest-earning assets	$44,540	$(33,686)	$10,854	$29,003	$(114,987)	$(85,984)

Liabilities:
Interest-bearing deposits:
Checking With Interest	$159	$(286)	$(127)	$212	$(1,739)	$(1,527)
Savings	132	(791)	(659)	192	(1,476)	(1,284)
Money market accounts	111	(725)	(614)	3,071	(16,606)	(13,535)
Time deposits	(855)	(14,095)	(14,950)	(9,471)	(37,300)	(46,771)

Total interest-bearing deposits	(453)	(15,897)	(16,350)	(5,996)	(57,121)	(63,117)
Short-term borrowings	(130)	946	816	(488)	(1,245)	(1,733)
Long-term obligations	2,513	(1,690)	823	(654)	23	(631)

Total interest-bearing liabilities	$1,930	$(16,641)	$(14,711)	$(7,138)	$(58,343)	$(65,481)

Change in net interest income	$42,610	$(17,045)	$25,565	$36,141	$(56,644)	$(20,503)

Changes in income relating to certain loans and investment securities are stated on a fully tax-equivalent basis at a rate that approximates BancShares’ marginal tax rate. The taxable equivalent adjustment was $1,265, $1,051 and $1,343 for the years 2004, 2003 and 2002 respectively. Table 5 provides detailed information on average balances, income/expense, yield/rate by category and the relevant income tax rates. The rate/volume variance is allocated equally between the changes in volume and rate.

Rate Sensitivity.    A principal objective of BancShares’ asset/liability function is to monitor and manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with repricing characteristics that are intended to protect against extreme interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. We do not utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our rate sensitivity and interest rate risk. Table 9 provides BancShares’ interest-sensitivity position as of December 31, 2004, which reflected a one-year positive interest-sensitivity gap of $981.2 million. Theoretically, as a result of this asset-sensitive position, we expect that increases in interest rates will have a favorable impact on net interest income, and that reductions in interest rates will have an unfavorable impact on net interest income. Based on current economic indicators, we believe that interest rates reached their lowest point in the current economic cycle in mid-2004, and do not anticipate further intervention by the Federal Reserve to stimulate the economy through reductions in market interest rates. Rather, we anticipate that rates will continue to rise in 2005. Our income statement should benefit from higher interest rates due to an anticipated increase in net interest income.

Table 9

INTEREST-SENSITIVITY ANALYSIS

December 31, 2004	1-30 Days Sensitive	31-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Total One Year Sensitive	Total Nonsensitive	Total
	(thousands)
Assets:
Loans	$5,393,507	$136,972	$204,154	$394,590	$6,129,223	$3,225,164	$9,354,387
Investment securities held to maturity	55,917	136,714	124,914	194,040	511,585	365,894	877,479
Investment securities available for sale	234,574	215,442	289,384	177,917	917,317	330,728	1,248,045
Overnight investments	383,743	—	—	—	383,743	—	383,743

Total interest-earning assets	$6,067,741	$489,128	$618,452	$766,547	$7,941,868	$3,921,786	$11,863,654

Liabilities:
Interest-bearing deposits	$4,669,233	$453,823	$605,036	$784,936	$6,513,028	$2,394,711	$8,907,739
Short-term borrowings	443,579	2,178	1,645	284	447,686	—	447,686
Long-term obligations	—	—	—	—	—	285,943	285,943

Total interest-bearing liabilities	$5,112,812	$456,001	$606,681	$785,220	$6,960,714	$2,680,654	$9,641,368

Interest-sensitivity gap	$954,929	$33,127	$11,771	$(18,673)	$981,154	$1,241,132	$2,222,286

Assets and liabilities with maturities of one year or less and those that may be adjusted within this period are considered interest sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

To minimize the potential adverse impact of interest rate fluctuations, we monitor the repricing characteristics of the loan portfolio and interest-bearing liabilities to reduce our interest rate risk. Virtually all residential mortgage loan production is originated through correspondents, protecting BancShares from the interest rate exposure that is typical in such lending. Table 10 details the maturity and repricing distribution of our loan portfolio as of December 31, 2004. Of the gross loans outstanding on December 31, 2004, 46.2 percent have scheduled maturities within one year, 32.9 percent have scheduled maturities between one and five years, while the remaining 20.9 percent have scheduled maturities extending beyond five years. We continue to offer competitive variable rate lending options to lessen our interest rate exposure resulting from fixed-rate loans.

Table 10

LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

	December 31, 2004
	Within One Year	One to Five Years	After Five Years	Total
	(thousands)
Real estate:
Construction and land development	$438,095	$112,921	$37,076	$588,092
Mortgage:
Commercial	1,998,389	958,550	322,790	3,279,729
1-4 family residential	448,540	272,178	258,945	979,663
Revolving	239,154	409,980	1,064,898	1,714,032
Other	104,308	50,739	16,653	171,700

Total real estate loans	3,228,486	1,804,368	1,700,362	6,733,216
Commercial and industrial	521,910	277,216	170,603	969,729
Consumer	485,520	838,461	73,839	1,397,820
Lease financing	48,041	144,123	—	192,164
Other	39,591	15,501	6,366	61,458

Total	$4,323,548	$3,079,669	$1,951,170	$9,354,387

Loans maturing after one year with:
Fixed interest rates		$2,221,422	$770,868	$2,992,290
Floating or adjustable rates		858,247	1,180,302	2,038,549

Total		$3,079,669	$1,951,170	$5,030,839

Market risk disclosures.    Table 11 provides information regarding the market risk profile of BancShares at December 31, 2004. Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can result in diminished current fair values or reduced net interest income or both in future periods. The more significant changes in our market risk profile from December 31, 2003 to December 31, 2004 include:

•	the fair value of investment securities held to maturity has declined $358.6 million or 29.1 percent; all of the decrease relates to reductions in fixed-rate securities;

•	the fair value of investment securities available for sale has increased $8.9 million or 0.8 percent; excluding the marketable equity securities, all of the increase relates to reductions in fixed-rate securities;

•	the fair value of fixed rate loans has decreased $216.1 million;

•	the fair value of variable rate loans has increased $932.2 million or 19.0 percent;

•	the fair value of savings and interest-bearing checking deposits increased $129.8 million or 2.7 percent, the result of general volume increases;

•	the fair value of fixed rate time deposits increased $252.5 million or 6.9 percent;

•	the fair value of short-term borrowings increased $17.5 million;

•	the fair value of long-term obligations, all of which are fixed-rate, declined $10.3 million;

Table 11

MARKET RISK DISCLOSURES

	Maturing in Years ended December 31,					Thereafter	Total	Fair Value
	2005	2006	2007	2008	2009
Assets
Investment securities held to maturity
Fixed rate	$511,585	$350,064	$1,200	$250	$146	$14,234	$877,479	$874,779
Average rate (%)	1.92%	2.54%	3.08%	7.75%	5.88%	5.63%	2.23%

Investment securities available for sale
Fixed rate	917,317	179,944	71,829	1,085	1,337	22,904	1,194,416	1,194,416
Average rate (%)	2.42%	2.55%	2.68%	4.59%	3.84%	5.11%	2.51%
Equity securities	—	—	—	—	—	53,629	53,629	53,629

Loans
Fixed rate	624,340	603,159	547,531	550,511	474,781	705,035	3,505,357	3,429,559
Average rate (%)	6.03%	5.83%	5.66%	5.55%	5.75%	6.00%	5.82%
Variable rate	1,382,916	699,819	642,512	595,368	421,848	2,106,567	5,849,030	5,849,030
Average rate (%)	5.67%	5.70%	5.48%	5.24%	5.04%	5.38%	5.46%

Liabilities
Savings and interest-bearing checking
Fixed rate	4,991,484	—	—	—	—	—	4,991,484	4,991,484
Average rate (%)	0.42%						0.42%

Time deposits
Fixed rate	2,262,627	1,007,867	298,402	162,419	152,346	43	3,883,704	3,922,691
Average rate (%)	1.90%	3.05%	3.61%	3.19%	3.54%	7.63%	2.45%
Variable rate	25,939	6,612	—	—	—	—	32,551	32,551
Average rate (%)	1.13%	1.91%					1.29%

Short-term borrowings
Fixed rate	447,686	—	—	—	—	—	447,686	447,686
Average rate (%)	1.39%						1.39%

Long-term obligation
Fixed rate	905	1,041	25,147	160	175	258,515	285,943	296,547
Average rate (%)	6.10%	6.54%	3.45%	6.00%	6.00%	8.18%	7.75%

ASSET QUALITY

The maintenance of excellent asset quality is one of our primary areas of focus. We have historically dedicated significant resources to ensuring that we are prudent in our lending practices. Accordingly, we have focused on asset quality as a key performance measure.

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

Table 12

RISK ELEMENTS

	December 31,
	2004	2003	2002	2001	2000
	(thousands, except ratios)
Nonaccrual loans	$14,266	$18,190	$15,521	$13,983	$15,933
Other real estate	9,020	5,949	7,330	6,263	1,880

Total nonperforming assets	$23,286	$24,139	$22,851	$20,246	$17,813

Accruing loans 90 days or more past due	$12,192	$11,492	$9,566	$12,981	$6,731
Loans at December 31	$9,354,387	$8,326,598	$7,620,263	$7,196,177	$7,109,692
Ratio of nonperforming assets to total loans plus other real estate	0.25%	0.29%	0.30%	0.28%	0.25%

Interest income that would have been earned on nonperforming loans had they been performing	$773	$1,182	$1,190	$1,060	$1,209
Interest income earned on nonperforming loans	281	356	753	333	587

There were no foreign loans outstanding in any period.

BancShares’ nonperforming assets at December 31, 2004 totaled $23.3 million, compared to $24.1 million at December 31, 2003 and $22.9 million at December 31, 2002. As a percentage of total loans and other real estate, nonperforming assets represented 0.25 percent, 0.29 percent and 0.30 percent as of December 31, 2004, 2003 and 2002. These ratios are low by industry standards, evidence of our strong focus on asset quality.

Nonperforming assets included nonaccrual loans totaling $14.3 million at December 31, 2004, compared to $18.2 million at December 31, 2003 and $15.5 million at December 31, 2002. At December 31, 2004, nonaccrual loans included $8.0 million in balances classified as impaired. At December 31, 2003, impaired loans totaled $12.7 million. The moderate decrease in loan balances classified as nonaccrual and impaired during 2004 resulted from the improving economy as well as our ongoing efforts to identify and successfully resolve credit exposures. Other real estate totaled $9.0 million, $5.9 million and $7.3 million at December 31, 2004, 2003 and 2002, respectively. Accruing loans 90 days or more past due totaled $12.2 million at December 31, 2004, compared to $11.5 million at December 31, 2003 and $9.6 million at December 31, 2002. .

We continue to closely monitor past due accounts to identify any loans that should be classified as impaired or non-accrual.

Table 13

SUMMARY OF LOAN LOSS EXPERIENCE

	2004	2003	2002	2001	2000
	(thousands, except ratios)
Balance at beginning of year	$119,357	$112,533	$107,087	$102,655	$98,690
Adjustment for sale of loans	—	—	—	(777)	—
Acquired reserve	—	409	—	—	—
Provision for loan losses	34,473	24,187	26,550	24,134	15,488
Charge-offs:
Real estate:
Construction and land development	(13)	(16)	(580)	(205)	—
Mortgage:
Commercial	(804)	(318)	(1,186)	(2,758)	(280)
1-4 family residential	(2,351)	(1,594)	(2,916)	(1,171)	(898)
Revolving	(1,384)	(1,392)	(902)	(899)	(805)
Other	—	—	—	—	—

Total real estate loans	(4,552)	(3,320)	(5,584)	(5,033)	(1,983)
Commercial and industrial	(9,583)	(7,101)	(7,654)	(6,736)	(5,678)
Consumer	(12,238)	(10,481)	(10,117)	(10,101)	(8,199)
Lease financing	(173)	(756)	(1,585)	(422)	(46)

Total charge-offs	(26,546)	(21,658)	(24,940)	(22,292)	(15,906)

Recoveries:
Real estate:
Construction and land development	34	10	—	—	8
Mortgage:
Commercial	236	164	954	504	688
1-4 family residential	244	631	239	260	347
Revolving	103	63	15	58	33
Other	—	—	—	—	—

Total real estate loans	617	868	1,208	822	1,076
Commercial and industrial	1,084	1,428	1,212	755	1,581
Consumer	1,761	1,590	1,413	1,787	1,726
Lease financing	86	—	3	3	—

Total recoveries	3,548	3,886	3,836	3,367	4,383

Net charge-offs	(22,998)	(17,772)	(21,104)	(18,925)	(11,523)

Balance at end of year	$130,832	$119,357	$112,533	$107,087	$102,655

Historical Statistics
Balances
Average total loans	$8,892,317	$7,886,948	$7,379,607	$7,105,915	$6,955,772
Total loans at year-end	9,354,387	8,326,598	7,620,263	7,196,177	7,109,692
Ratios
Net charge-offs to average total loans	0.26%	0.23%	0.29%	0.27%	0.17%
Allowance for loan losses to total loans at year-end	1.40	1.43	1.48	1.49	1.44

All information presented in this table relates to domestic loans as BancShares makes no foreign loans.

Allowance for loan and lease losses.    At December 31, 2004, BancShares’ allowance for loan losses was $130.8 million or 1.40 percent of loans outstanding. This compares to $119.4 million or 1.43 percent at December 31, 2003, and $112.5 million or 1.48 percent at December 31, 2002.

The provision for loan losses charged to operations was $34.5 million during 2004 compared to $24.2 million during 2003 and $26.6 million during 2002. The $10.3 million or 42.5 percent increase in provision for loan losses from 2003 to 2004 resulted from higher net charge-offs and current loan growth, which required additions to the allowance.

Net charge-offs for 2004 totaled $23.0 million, compared to $17.8 million during 2003, and $21.1 million during 2002. The ratio of net charge-offs to average loans outstanding equaled 0.26 percent during 2004, 0.23 percent during 2003 and 0.29 percent during 2002. These low loss ratios reflect the quality of BancShares’ loan portfolio and are a key indicator that we closely monitor to evaluate our financial performance. Table 13 provides details concerning the allowance for loan losses and provision for loan losses for the past five years.

Gross charge-offs for 2004 were $26.5 million, compared to $21.7 million in 2003, an increase of $4.9 million or 22.6 percent. Gross charge-offs in 2003 represented a $3.3 million or 13.2 percent decrease over the $24.9 million recorded in 2002. During 2004, BancShares experienced increases of $2.5 million in charge-offs of commercial and industrial loans and $1.8 million among consumer loans.

Table 14

ALLOCATION OF RESERVE FOR LOAN LOSSES

	December 31
	2004		2003		2002		2001		2000
	Reserve	Percent of Loans to Total Loans	Reserve	Percent of Loans to Total Loans	Reserve	Percent of Loans to Total Loans	Reserve	Percent of Loans to Total Loans	Reserve	Percent of Loans to Total Loans
	(thousands)
Real estate:
Construction and land development	$7,704	6.29%	$7,806	6.12%	$7,911	5.68%	$7,099	5.69%	$5,411	5.21%
Mortgage:
Commercial	37,769	35.06	33,054	31.88	31,380	31.05	32,875	30.14	31,786	26.56
1-4 family residential	6,387	10.47	5,577	11.16	5,581	14.15	6,498	17.78	6,416	21.16
Revolving	11,992	18.32	9,725	19.20	7,519	17.52	5,349	14.23	4,600	11.98
Other	2,249	1.84	2,113	2.08	1,863	2.18	2,290	2.28	2,860	2.65

Total real estate	66,101	71.98	58,275	70.44	54,254	70.58	54,111	70.12	51,073	67.56
Commercial and industrial	29,191	10.37	26,921	11.16	23,705	12.15	19,833	12.72	19,951	13.06
Consumer	25,845	14.94	24,564	15.65	25,326	15.14	23,754	14.92	24,523	17.13
Lease financing	2,229	2.05	2,518	1.93	2,036	1.86	1,624	1.95	1,560	1.89
Other	743	0.66	901	0.82	255	0.27	151	0.29	254	0.36
Unallocated	6,723		6,178		6,957		7,614		5,294

Total	$130,832	100.00%	$119,357	100.00%	$112,533	100.00%	$107,087	100.00%	$102,655	100.00%

Table 14 details the allocation of the allowance for loan and lease losses among the various loan types. The process used to allocate the allowance considers, among other factors, whether the borrower is a retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement. Generally, loans to commercial customers are evaluated individually and assigned a credit grade, while loans to retail customers are evaluated among groups of loans with similar characteristics. Loans evaluated individually are assigned a credit grade using such factors as the borrower’s cash flow, the value of any underlying collateral and the strength of any guarantee. The rating becomes the basis for the allowance allocation for that individual loan. Groups of loans are aggregated over their remaining estimated behavioral lives and probable loss projections for each period become the basis for the allowance allocation. The loss projections are based on historical loss patterns and current economic conditions. The amount of the allowance for loan and lease losses not allocated through these loss models represents the unallocated portion of the allowance, which we maintain due to the risks inherent in estimating loan losses as well as the known and unknown variables that may affect loan performance.

NONINTEREST INCOME

The growth of noninterest income is essential to our ability to sustain adequate levels of profitability. The primary sources of noninterest income are service charges generated from deposit accounts, cardholder and merchant service income, various types of commission-based income, fees from processing services for client banks, and various types of revenues derived from wealth management services, including trust income and commission income earned from broker-dealer activities. Total noninterest income was $251.0 million during 2004, an increase of $7.0 million or 2.9 percent. Noninterest income during 2003 was $243.9 million, a $23.6 million or 10.7 percent increase over the $220.3 million recorded during 2002. Table 15 presents the major components of noninterest income for the past five years.

Much of the increase in noninterest income during 2004 can be attributed to increases in cardholder and merchant services income, fees from processing services and service charge income. Cardholder and merchant services income was $64.1 million in 2004, compared to $55.3 million in 2003 and $49.4 million in 2002. The growth in 2004 represents an $8.8 million or 15.9 percent increase, the result of higher credit card merchant discount and higher interchange fees for debit and credit card transactions. We continue to view this source of noninterest income as a key growth area.

During 2004, fees from processing services totaled $23.9 million, an increase of $3.3 million or 16.0 percent over 2003. During 2003, BancShares recognized $20.6 million in fees from processing services, an increase of $1.7 million or 8.8 percent over the $18.9 million recognized during 2002. A new service fee schedule, which was implemented on January 1, 2004, caused a favorable rate variance during 2004, while growth in the number of transactions processed for client banks created a favorable volume variance. In each period, a substantial portion of the income resulted from services provided to related parties. We believe that substantial opportunities exist to provide processing services to unrelated parties.

Service charges on deposit accounts totaled $81.5 million during 2004, compared to $78.3 million in 2003 and $75.9 million in 2002. The $3.2 million or 4.1 percent increase in service charges on deposit accounts during 2004 results from higher bad check and overdraft fees as regular service charge income declined from both personal and commercial customers.

ATM income increased $1.2 million or 13.3 percent during 2004. ATM income was $9.0 million in 2003 and $9.2 million in 2002. Much of the growth in ATM income was the result of higher interchange income and non-customer fees.

During 2004, trust income totaled $16.9 million, compared to $15.0 million during 2003 and $14.9 million in 2002. Improvements in capital market conditions and our emphasis on expanding wealth management services have resulted in higher income.

Commission-based income increased $676,000 to $24.6 million in 2004 from $23.9 million in 2003. In 2002, commission-based income was $22.0 million. The 2.8 percent increase in 2004 resulted from growth within our life insurance and factoring operations. The increase during 2003 resulted from higher fees from sales of investment products and factoring.

Mortgage income was $8.4 million, a decrease of $7.1 million or 46.0 percent from the $15.5 million recorded in 2003. Lower mortgage loan origination fees and servicing release income were the primary factors in the reduced mortgage income. Relatively higher market interest rates during 2004 significantly diminished demand for both new residential mortgage loans and refinance transactions.

During 2004, BancShares recorded $13.7 million in other service charges and fees, a decrease of 5.4 percent over the $14.5 million recognized during 2003. For 2004, loan modification fees declined 44.1 percent from $3.2 million in 2003 to $1.8 million in 2004 due to reduced loan refinance activity.

Table 15

NONINTEREST INCOME

	Year ended December 31
	2004	2003	2002	2001	2000
	(thousands)
Service charges on deposit accounts	$81,478	$78,273	$75,870	$70,066	$59,384
Cardholder and merchant services	64,118	55,321	49,387	44,399	38,622
Commission-based income:
Investments	14,719	15,387	14,000	12,585	12,974
Insurance	7,008	6,180	5,930	5,220	3,718
Factoring	2,896	2,380	2,037	1,969	603

Total commission-based income	24,623	23,947	21,967	19,774	17,295
Fees from processing services	23,888	20,590	18,929	17,452	14,556
Trust income	16,913	15,005	14,897	15,114	14,814
Mortgage income	8,352	15,469	11,605	11,645	4,797
ATM income	10,201	9,005	9,205	9,552	9,059
Other service charges and fees	13,688	14,463	14,744	13,896	12,077
Securities transactions	1,852	309	(1,081)	7,189	1,810
Gain on sale of branches	426	5,710	—	—	4,085
Gain on sale of mortgage servicing rights	—	—	—	300	20,187
Other	5,417	5,844	4,772	5,256	5,129

Total	$250,956	$243,936	$220,295	$214,643	$201,815

Securities transactions during 2004 yielded a gain of $1.9 million compared to a $309,000 gain in 2003 and a $1.1 million loss during 2002.

During 2004, we recognized a $426,000 gain on the sale of a single branch compared to a $5.7 million gain on the sale of four branches during 2003. There were no branch sales during 2002.

We anticipate continued growth during 2005 among service charges on deposit accounts, cardholder and merchant services income, processing services, trust income and selected commission-based income sources.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefit costs, equipment costs related to branch offices and technology software and hardware and occupancy costs related to branch offices and support facilities. Noninterest expense for 2004 amounted to $479.6 million, a $14.5 million or 3.1 percent increase over 2003. Noninterest expense in 2003 was $465.1 million, a $32.7 million or 7.6 percent increase over 2002. Table 16 presents the major components of noninterest expense for the past five years. For 2004 and 2003, $7.7 million and $8.1 million of the respective increases in total noninterest expense is attributable to the continued growth and expansion of ISB.

Salary expense was $207.1 million during 2004, compared to $199.7 million during 2003, an increase of $7.4 million or 3.7 percent, following a $12.9 million or 6.9 percent increase in 2003 over 2002. ISB’s salary costs increased by $3.3 million in 2004, primarily related to additional staff for expansion and growth in new markets. The balance of the overall increase related primarily to annual merit increases. ISB’s continuing expansion will require additional staff, which will contribute to higher 2005 salary expense.

Employee benefits expense equaled $48.6 million during 2004, an increase of $2.7 million or 5.8 percent from 2003. The $46.0 million in benefits expense recorded during 2003 represented an increase of $3.8 million or 8.9 percent over 2002. During 2004 pension expense increased $2.2 million or 20.8 percent over 2003 primarily due to a reduction in the discount rate used to calculate future pension obligations. As a result of a decision to partially self-insure our employee health plan during 2004, these costs stabilized after several years of significant increases. During 2003, employee benefits expense increased due to higher pension expense and health insurance expense. We expect pension costs to continue to increase rapidly during 2005, but believe that health costs will grow at a moderate pace.

Equipment expense for 2004 was $50.1 million, a decrease of $311,000 or 0.6 percent over 2003, when total equipment expenses were $50.4 million. The decrease during 2004 resulted primarily from lower hardware rental costs resulting from a decision to purchase computer equipment that had been previously been leased. The benefit of this approach was partially offset by higher depreciation expense related to the purchased equipment. During 2003, equipment expense was $5.0 million or 11.1 percent above the amount recorded during 2002, the result of higher levels of depreciation and software maintenance.

Table 16

NONINTEREST EXPENSE

	Year ended December 31
	2004	2003	2002	2001	2000
	(thousands)
Salaries and wages	$207,088	$199,703	$186,756	$180,288	$168,478
Employee benefits	48,624	45,958	42,199	35,715	32,061
Equipment expense	50,125	50,436	45,406	40,861	38,153
Occupancy expense	43,997	42,430	38,316	35,584	33,835
Cardholder and merchant services	28,290	24,119	22,123	19,514	16,870
Telecommunication expense	10,461	11,455	10,753	11,052	10,799
Postage expense	8,639	8,826	8,242	8,055	7,062
Advertising expense	7,981	7,566	7,520	6,928	7,277
Legal expense	5,978	5,851	5,063	3,713	3,412
Consultant expense	2,980	3,747	2,543	3,470	5,273
Amortization of intangibles	2,360	2,583	2,803	11,585	10,637
Other	63,056	62,414	60,629	64,920	60,552

Total	$479,579	$465,088	$432,353	$421,685	$394,409

BancShares recorded occupancy expense of $44.0 million during 2004, an increase of $1.6 million or 3.7 percent during 2004. Occupancy expense during 2003 was $42.4 million, an increase of $4.1 million or 10.7 percent over 2002. The increase in occupancy expense in each period resulted from higher depreciation expense attributable to newly constructed branches both in new markets and as replacement branches in existing markets. Our branch expansion plans for 2005 will result in continued increases in occupancy costs. Additionally, we announced plans to purchase a 163,000 square foot headquarters office building in Raleigh, North Carolina to accommodate recent and anticipated growth of support staff. This purchase, scheduled to close during the first quarter of 2005, will result in increases to occupancy expense in future periods.

Expenses related to card processing were $28.3 million in 2004 and $24.1 million in 2003. This increase of $4.2 million or 17.3 percent is primarily due to growth in credit and debit card transactions and higher levels of merchant volume. In 2003, card processing expense increased $2.0 million or 9.0 percent from 2002, likewise due to volume increases. We anticipate this volume-based expense will continue to increase during 2005.

Telecommunications expense decreased $1.0 million during 2004, an 8.7 percent reduction that resulted from competitive pricing for the telecommunications services that we use.

Advertising expense equaled $8.0 million during 2004, a $415,000 increase over the $7.6 million reported in 2003. The 5.5 percent increase was primarily due costs related to the adoption of the ISB name in Georgia and Florida as well as ISB expansion into new markets.

INCOME TAXES

During 2004, BancShares recorded total income tax expense of $49.4 million, compared to $41.4 million during 2003 and $50.8 million in 2002. BancShares’ effective tax rate was 39.7 percent in 2004, 35.5 in 2003 and 35.4 percent in 2002. During 2004, the higher income tax expense resulted from higher pretax income and additional state income tax expense.

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

During 2004, in conjunction with our ongoing review of the adequacy of our income tax obligations, we identified unallocated income tax liabilities that were no longer needed and were therefore reversed. Also during 2004, the North Carolina Department of Revenue conducted an examination of BancShares’ North Carolina tax returns for 2000, 2001 and 2002. Including estimated interest and net of federal benefit, the net additional amount of tax expense recorded for these items amounted to $2.7 million.

During 2003, the $9.4 million reduction in income tax expense resulted from lower pretax income and a reduction to the valuation reserve for deferred state tax assets.

LIQUIDITY

BancShares has historically maintained a strong focus on liquidity and our deposit base represents our primary liquidity source. The rate of growth in average deposits was 5.1 percent during 2004, 4.3 percent during 2003, and 6.4 percent during 2002. Additionally, through our deposit pricing strategies, we have the ability to stimulate or curtail deposit growth. In addition to deposits, BancShares maintains additional sources for borrowed funds through federal funds lines of credit and other borrowing facilities. At December 31, 2004, BancShares had access to $475.0 million in unfunded borrowings through its correspondent bank network.

Once we have generated the needed liquidity and have satisfied our loan demand, residual liquidity is invested in overnight and longer-term investment products. Investment securities available for sale provide immediate liquidity as needed. At December 31, 2004, investment securities available for sale totaled $1.25 billion compared to $1.24 billion at December 31, 2003. In addition, investment securities held to maturity provide an ongoing liquidity source based on the scheduled maturity dates of the securities. These securities totaled $877.5 million at December 31, 2004 compared to $1.23 billion at December 31, 2003. Total investment securities represent 16.0 percent and 19.7 percent of total assets at December 31, 2004 and 2003, respectively.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. BancShares’ total risk-based capital ratios were 13.5 percent at December 31, 2004, 14.2 percent at December 31, 2003 and 14.8 percent at December 31, 2002. BancShares’ Tier 1 capital ratios for December 31, 2004, 2003 and 2002 were 12.1 percent, 12.9 percent and 13.5 percent, respectively. The minimum capital ratios established by Federal Reserve guidelines are 8 percent for total capital and 4 percent for Tier 1 capital. At December 31, BancShares’ leverage capital ratio was 9.3 percent for 2004 and 2003 and 9.2 percent for 2002. The minimum leverage ratio is 3 percent. Failure to meet certain capital requirements may result in certain actions by regulatory agencies that could have a material effect on the financial statements.

FCB’s total risk-based capital ratios were 11.7 percent, 12.2 percent and 12.9 percent, respectively at December 31, 2004, 2003 and 2002. Dividends from FCB to BancShares provide the source for capital infusions into ISB to fund its continuing growth and expansion. These dividends also fund BancShares’ payment of shareholder dividends and interest payments on its long-term obligations. During 2004, FCB declared dividends to BancShares in the amount of $50.2 million allowing BancShares to infuse $30.0 million into ISB. The ability of FCB to declare dividends at levels approximating that of 2004 is dependent upon improved profitability and lower growth in risk-weighted assets. It is therefore possible that infusions by BancShares into ISB for periods after 2004 may be reduced, thereby limiting ISB’s growth and expansion.

During the fourth quarter of 2004 the Board of Directors of BancShares reauthorized the purchase of its Class A and Class B common stock. Management views the purchase of its stock as a good investment and will purchase shares, within the authority granted, when market conditions are favorable for such transactions and excess capital exists to fund those purchases.

Table 17

ANALYSIS OF BANCSHARES’ CAPITAL ADEQUACY

	December 31			Regulatory Minimum
	2004	2003	2002
	(dollars in thousands)
Tier 1 capital	$1,217,149	$1,152,309	$1,096,537
Tier 2 capital	134,386	121,348	107,605

Total capital	$1,351,535	$1,273,657	$1,204,142

Risk-adjusted assets	$10,023,469	$8,951,402	$8,123,321

Risk-based capital ratios
Tier 1 capital	12.14%	12.87%	13.50%	4.00%
Total capital	13.48%	14.23%	14.82%	8.00%
Tier 1 leverage ratio	9.26%	9.34%	9.17%	3.00%

SEGMENT REPORTING

BancShares conducts its banking operations through its two wholly owned subsidiaries, FCB and ISB. Although FCB and ISB offer similar products and services to customers, each entity operates in distinct geographic markets and has separate management groups. We monitor growth and financial results in these institutions separately and, within each institution, by further geographic segregation.

Although FCB has grown through acquisition in certain of its markets, throughout its history much of its expansion has been accomplished on a de novo basis. However, because of FCB’s size, market share and maturity as well as the current moderate pace of its expansion, the costs associated with de novo branching are not material to FCB’s financial performance. Since it first opened in 1997, ISB has followed a similar business model of expanding on a de novo basis. Due to the large number of branch offices that have yet to attain sufficient size for profitability, the financial results and trends of ISB are significantly affected by its current and continuing growth. Each new market ISB enters creates additional operating costs that are not fully offset by revenues until typically the third year after initial opening. ISB’s rapid growth in new markets in recent years has continued to adversely impact its financial performance.

IronStone Bank.    At December 31, 2004, ISB operated 48 facilities in Florida, Georgia, Texas, New Mexico, Arizona, California, Colorado, Oregon and Washington, and established five new banking facilities during 2004. ISB continues to focus on markets with favorable growth prospects. Our business model for these new markets has two pivotal requirements. First, we are recruiting and hiring experienced bankers who are established in the markets we are entering and who are focused on strong asset quality and delivering high quality customer service. Second, we are occupying attractive and accessible branch facilities. Both of these are costly goals, but we believe that they are critical to establishing a solid foundation for future success in these new markets.

As a result of expansion into new markets and rapid growth in existing markets, ISB’s total assets increased from $1.21 billion at December 31, 2003 to $1.50 billion at December 31, 2004, an increase of $289.0 million or 23.9 percent. ISB’s net interest income increased $7.7 million or 19.8 percent during 2004, the result of balance sheet growth. Average loans increased 21.6 percent from $991.9 million in 2003 to $1.21 billion in 2004.

Provision for loan losses increased $2.1 million or 71.4 percent during 2004, due to accelerated loan growth during 2004. Net charge-offs were $1.2 million during 2004, compared to $826,000 in 2003, an increase of $353,000.

ISB’s noninterest income increased $435,000 or 7.8 percent during 2004, primarily the result of higher factoring commissions and cardholder and merchant services income. These favorable variances were partially offset by lower mortgage income.

Noninterest expense increased $7.7 million or 17.2 percent during 2004, the result of higher personnel and occupancy costs incurred in conjunction with the opening of new branch offices.

ISB recorded a net loss of $3.0 million during 2004 compared to a net loss of $2.0 million during 2003. This represents an increase of $1.0 million or 50.4 percent in the net loss.

As its growth continues, ISB will continue to incur incremental operating costs, particularly in the areas of personnel, occupancy and equipment. As a result of the de novo growth of the ISB franchise and plans for continued expansion, ISB’s net losses will likely extend into the foreseeable future, gradually diminishing as branches mature and become profitable.

First Citizens Bank.    At December 31, 2004, FCB operated 338 branches in North Carolina, Virginia and West Virginia, compared to 330 branches at December 31, 2003. The increase in branches resulted from FCB’s expansion in the metro areas of North Carolina and Virginia.

FCB’s total assets increased from $11.28 billion at December 31, 2003 to $11.68 billion at December 31, 2004, an increase of $398.9 million or 3.5 percent, the result of loan growth. FCB’s net interest income increased $17.4 million or 5.1 percent during 2004, benefiting from strong loan growth. Provision for loan losses increased $8.2 million or 38.6 percent during 2004 due to loan growth and higher net charge-offs.

FCB’s noninterest income increased $7.5 million or 3.1 percent during 2004, primarily the result of higher trust income, deposit service charges and cardholder and merchant services income.

Noninterest expense increased $10.1 million or 2.4 percent during 2004, due to higher personnel and credit card processing expense. FCB recorded net income of $89.4 million during 2004 compared to $90.7 million during 2003. This represents a $1.4 million or 1.5 percent reduction in net income.

FOURTH QUARTER ANALYSIS

BancShares reported net income of $24.8 million for the quarter ending December 31, 2004, compared to $16.6 million for the corresponding period of 2003, an increase of 49.5 percent. Per share income for the fourth quarter 2004 totaled $2.37 compared to $1.59 for the same period of 2003. BancShares’ results generated an annualized return on average assets of 0.74 percent for the fourth quarter of 2004, compared to 0.53 percent for the same period of 2003. The annualized return on average equity equaled 9.16 percent during the fourth quarter of 2004, compared to 6.45 percent for the same period of 2003. In the fourth quarter, higher net interest and noninterest income and lower noninterest expense contributed to the improvement in net income. These benefits were partially offset by higher provision for loan losses and income tax expense.

BancShares reported an increase in net interest income in the fourth quarter of 2004, compared to the prior year’s same quarter. Net interest income increased $10.2 million or 10.9 percent in the fourth quarter, compared to the same period of 2003. The improvement in net interest income resulted from loan growth and improved yields. The taxable-equivalent net yield on interest-earning assets increased from 3.33 percent in the fourth quarter of 2003 to 3.47 percent for the fourth quarter of 2004.

Interest income increased $16.0 million or 12.8 percent in the fourth quarter of 2004 when compared to the same period of 2003. Average interest-earning assets increased $752.0 million to $11.85 billion from the fourth quarter of 2003 to the fourth quarter of 2004. Average loans outstanding during the fourth quarter of 2004 were $9.23 billion, an increase of $1.09 billion or 13.4 percent over 2003. The yield on average interest-earning assets increased 27 basis points from 4.49 percent in 2003 to 4.76 percent in 2004. The yield on average loans improved 11 basis points to 5.47 percent while the yield on average investment securities increased 5 basis points to 2.32 percent.

Interest expense increased $5.9 million from $32.3 million in the fourth quarter of 2003 to $38.2 million in the fourth quarter of 2004 due to increased rates and higher average volume. The rate on average interest-bearing liabilities increased 19 basis points to 1.59 percent in 2004. Average interest-bearing liabilities increased $353.5 million to $9.53 billion. Average time deposits increased $188.1 million or 5.1 percent to $3.90 billion.

The provision for loan losses increased $3.7 million or 72.0 percent in the fourth quarter of 2004, compared to the same period of 2003 due to loan growth and higher net charge-offs. Net charge-offs were $5.8 million during the fourth quarter of 2004, compared to $3.9 million during the same period of 2003, a 48.6 percent increase.

Noninterest income increased $4.3 million or 7.3 percent during the fourth quarter. Cardholder and merchant services income increased $2.8 million or 19.6 percent due to favorable volume growth, while client bank income increased $915,000 or 17.6 percent. Growth was also noted in ATM income and insurance commission income. These increases were partially offset by a $587,000 reduction in mortgage income caused by lower origination activity.

Noninterest expense decreased $1.1 million or 0.9 percent during the fourth quarter of 2004, when compared to the same period of 2003. Legal expense declined $1.2 million or 60.7 percent from the fourth quarter of 2003 to the fourth quarter of 2004. Other reductions were found in postage and telephone expenses. Offsetting these favorable variances, credit card processing fees increased $989,000 or 15.7 percent in the fourth quarter of 2004 when compared to the fourth quarter of 2003. Personnel expenses increased $882,000 or 1.4 percent during 2004 due to the continued growth and expansion of IronStone Bank’s franchise and higher pension costs.

Table 18

SELECTED QUARTERLY DATA

	2004				2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(thousands, except per share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$141,352	$131,411	$124,660	$123,694	$125,343	$124,887	$129,173	$131,074
Interest expense	38,159	33,320	31,120	31,227	32,301	34,573	39,505	42,158

Net interest income	103,193	98,091	93,540	92,467	93,042	90,314	89,668	88,916
Provision for loan losses	8,737	7,972	9,917	7,847	5,079	6,353	7,192	5,563

Net interest income after provision for loan losses	94,456	90,119	83,623	84,620	87,963	83,961	82,476	83,353
Noninterest income	62,878	63,634	62,901	61,543	58,601	62,736	66,550	56,049
Noninterest expense	118,954	120,381	121,348	118,896	120,089	118,478	115,577	110,944

Income before income taxes	38,380	33,372	25,176	27,267	26,475	28,219	33,449	28,458
Income taxes	13,608	16,504	9,304	9,936	9,901	8,672	12,677	10,164

Net income	$24,772	$16,868	$15,872	$17,331	$16,574	$19,547	$20,772	$18,294

Net interest income-taxable equivalent	$103,511	$98,403	$93,850	$92,792	$93,297	$90,568	$89,926	$89,200

SELECTED QUARTERLY AVERAGES
Total assets	$13,251,848	$12,935,674	$12,723,435	$12,508,227	$12,449,537	$12,287,273	$12,203,618	$12,054,717
Investment securities	2,115,389	2,022,450	2,152,615	2,340,956	2,602,630	2,665,203	2,594,983	2,476,426
Loans	9,232,186	9,058,562	8,818,359	8,454,599	8,140,751	7,946,501	7,811,739	7,642,673
Interest-earning assets	11,852,896	11,561,331	11,376,825	11,138,812	11,100,897	10,994,308	10,890,420	10,741,160
Deposits	11,323,508	11,039,247	10,843,065	10,634,865	10,612,173	10,441,989	10,394,829	10,283,143
Interest-bearing liabilities	9,532,116	9,330,244	9,234,863	9,210,244	9,178,628	9,126,076	9,177,931	9,173,567
Long-term obligations	286,060	286,536	287,597	289,161	261,333	253,351	253,379	253,389
Shareholders’ equity	$1,075,566	$1,057,749	$1,044,864	$1,037,260	$1,020,181	$1,002,524	$991,047	$974,900
Shares outstanding	10,434,453	10,434,453	10,435,756	10,436,345	10,436,345	10,436,345	10,465,909	10,472,065

SELECTED QUARTER-END BALANCES
Total assets	$13,258,740	$13,019,099	$12,830,029	$12,706,955	$12,559,908	$12,387,281	$12,394,744	$12,388,741
Investment securities	2,125,524	2,027,837	2,038,227	2,150,738	2,469,447	2,646,829	2,475,821	2,362,130
Loans	9,354,387	9,150,859	8,988,095	8,616,987	8,326,598	8,026,502	7,857,220	7,704,492
Interest-earning assets	11,863,654	11,647,239	11,426,363	11,389,937	11,090,450	10,941,968	10,951,437	10,991,877
Deposits	11,350,798	11,124,996	10,962,062	10,795,536	10,711,332	10,563,135	10,558,616	10,594,380
Interest-bearing liabilities	9,641,368	9,426,235	9,266,406	9,327,152	9,251,903	9,165,645	9,158,867	9,293,396
Long-term obligations	285,943	286,437	286,657	289,118	289,277	256,752	253,376	253,386
Shareholders’ equity	$1,086,310	$1,068,014	$1,046,483	$1,047,083	$1,029,305	$1,015,678	$999,789	$983,635
Shares outstanding	10,434,453	10,434,453	10,434,453	10,436,345	10,436,345	10,436,345	10,436,345	10,470,236

PROFITABILITY RATIOS (averages)
Rate of return (annualized) on:
Total assets	0.74%	0.52%	0.50%	0.56%	0.53%	0.63%	0.68%	0.62
Shareholders’ equity	9.16	6.34	6.11	6.72	6.45	7.74	8.41	7.61
Dividend payout ratio	11.60	16.98	18.09	16.57	17.30	14.71	13.89	15.71

LIQUIDITY AND CAPITAL RATIOS (averages)
Loans to deposits	81.53%	82.06%	81.33%	79.50%	76.71%	76.10%	75.15%	74.32
Shareholders’ equity to total assets	8.12	8.18	8.21	8.29	8.19	8.16	8.12	8.09
Time certificates of $100,000 or more to total deposits	11.43	11.16	10.91	10.69	10.31	10.22	10.34	10.44

PER SHARE OF STOCK
Net income	$2.37	$1.62	$1.52	$1.66	$1.59	$1.87	$1.98	$1.75
Cash dividends	0.275	0.275	0.275	0.275	0.275	0.275	0.275	0.275
Class A sales price
High	153.00	122.86	126.84	126.40	126.00	117.50	103.19	100.85
Low	115.63	113.78	109.10	115.51	105.70	100.75	94.09	90.55
Class B sales price
High	151.50	121.00	123.00	123.00	123.00	114.00	100.00	95.00
Low	118.00	116.00	109.25	116.00	109.00	100.00	92.00	88.25

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a federal income tax rate of 35% and a state income tax rate of 6.9% for all periods.

Stock information related to Class A common stock reflects the sales price, as reported on the Nasdaq National Market System. Stock information related to Class B common stock reflects the sales price as reported on the OTC Bulletin Board. As of December 31, 2004, there were 2,470 holders of record of the Class A common stock and 462 holders of record of the Class B common stock.

Table 19

CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS—FOURTH QUARTER

	2004			2003			Increase (decrease) due to:
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(thousands)
Assets
Total loans	$9,232,186	$126,935	5.47%	$8,140,751	$109,893	5.36%	$14,748	$2,294	$17,042
Investment securities:
U. S. Government	2,055,678	11,936	2.31	2,512,010	14,472	2.29	(2,645)	109	(2,536)
State, county and municipal	8,144	100	4.88	8,770	90	4.07	(7)	17	10
Other	51,567	281	2.17	81,850	304	1.47	(139)	116	(23)

Total investment securities	2,115,389	12,317	2.32	2,602,630	14,866	2.27	(2,791)	242	(2,549)
Overnight investments	505,321	2,417	1.90	357,516	839	0.93	526	1,052	1,578

Total interest-earning assets	$11,852,896	$141,669	4.76%	$11,100,897	$125,598	4.49%	$12,483	$3,588	$16,071

Liabilities
Deposits:
Checking With Interest	$1,533,394	$466	0.12%	$1,434,550	$423	0.12%	$36	$7	$43
Savings	751,416	380	0.20	711,009	361	0.20	20	(1)	19
Money market accounts	2,596,916	7,534	1.15	2,598,606	4,342	0.66	(6)	3,198	3,192
Time deposits	3,897,595	22,986	2.35	3,709,506	21,193	2.27	1,060	733	1,793

Total interest-bearing deposits	8,779,321	31,366	1.42	8,453,671	26,319	1.24	1,110	3,937	5,047
Short-term borrowings	466,735	1,349	1.15	463,624	751	0.64	4	594	598
Long-term obligations	286,060	5,443	7.57	261,333	5,231	7.94	474	(262)	212

Total interest-bearing liabilities	$9,532,116	$38,158	1.59%	$9,178,628	$32,301	1.40%	$1,588	$4,269	$5,857

Interest rate spread			3.17%			3.09%

Net interest income and net yield on interest-earning assets		$103,511	3.47%		$93,297	3.33%	$10,895	$(681)	$10,214

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.9% for each period.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

As a normal part of its business, BancShares, FCB, ISB and other subsidiaries enter into various contractual obligations and participate in certain commercial commitments. Table 20 identifies significant obligations and commitments as of December 31, 2004.

Table 20

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

	Payments due by period
Type of obligation	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
	(thousands)
Contractual obligations
Deposits	$9,723,109	$1,312,881	$314,765	$43	$11,350,798
Short-term borrowings	447,686	—	—	—	447,686
Long-term obligations	905	26,188	335	258,515	285,943
Operating leases	12,003	20,568	15,317	59,442	107,330
Purchase obligations	29,300	—	—	—	29,300

Total contractual obligations	$10,213,003	$1,359,637	$330,417	$318,000	$12,221,057

Commitments
Loan commitments	$1,811,131	$224,964	$80,501	$2,169,366	$4,285,962
Standby letters of credit	36,838	4,491	143	12	41,484

Total commercial commitments	$1,847,969	$229,455	$80,644	$2,169,378	$4,327,446

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

In addition to claims that have been brought against BancShares, there are also exposures related to unasserted claims that may or may not be initiated. These unasserted claims relate to relationships with customers, supervisory agencies and other governmental agencies that have authority over BancShares and its subsidiaries. Unless and until those claims are made, we are unable to estimate the ultimate liability that may exist.

RELATED PARTY TRANSACTIONS

BancShares’ related parties include our directors and officers, their immediate family members and any businesses or entities they control. There are several other financial institutions that, as a result of significant common ownership, are viewed as related parties. We routinely conduct business with these individuals and entities. Some of these related party relationships affect our consolidated statements of income. Fees from processing services includes $23.0 million, $20.0 million and $18.6 million recorded during 2004, 2003 and 2002, for services we provided to related parties. The rates charged the related parties for such processing services are determined on an arm’s length basis and are subject to rigorous pricing and competitive reviews. During 2003, BancShares recognized a $5.7 million gain on sale of branches to a related party. The prices negotiated among the parties for the sale of the branches were based upon arm’s length negotiations, and are believed to be reflective of appropriate prices for similar transactions among unrelated parties. During 2004, 2003 and 2002, we recognized legal expense of $5.3 million, $4.9 million and $4.3 million resulting from payments to the law firm that serves as our General Counsel. These payments relate to legal services provided by that firm as well as payments made by that firm on our behalf to other firms and experts. The senior member of that firm is a member of our board of directors.

Certain of these related party transactions also affect our consolidated balance sheets. At December 31, 2004 and 2003, loans outstanding include $31.6 million and $24.9 million in loans to related parties. Investment securities available for sale include an equity investment in a related party. This investment had a carrying value of $18.9 million and $18.7 million at December 31, 2004 and 2003, respectively. The carrying value of this equity investment is established based upon the quoted price per share as of December 31 in the over-the-counter market on the OTC Bulletin Board. Short-term borrowings include $24.6 million and $20.8 million in federal funds purchased from related parties at December 31, 2004 and 2003. Additionally, BancShares had off balance sheet obligations for unfunded loan commitments to related parties that totaled $16.3 million and $15.4 million at December 31, 2004 and 2003, respectively.

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

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investment in loans or debt securities acquired in a transfer if these differences relate to a deterioration of credit quality. SOP 03-3 also prohibits companies from carrying over or creating a valuation allowance in the initial accounting for loans acquired. SOP 03-3 is effective for loans acquired in years beginning after December 15, 2004. The adoption of SOP 03-3 is not expected to have a material impact on our consolidated financial statements.

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

Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “projects,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of BancShares’ management about future events.

Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, the impact of our expansion strategy, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral, and other developments or changes in our business that we do not expect.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

First Citizens BancShares, Inc.

We have audited the accompanying consolidated balance sheet of First Citizens BancShares, Inc. and subsidiaries (Company) as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated balance sheet of First Citizens BancShares, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2003, were audited by other auditors whose report thereon dated February 20, 2004 included an explanatory paragraph that described the adoption of the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions, effective January 1, 2002.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Citizens BancShares, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Citizens BancShares’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2005 expressed unqualified opinions on both management’s assessment of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.

Raleigh, North Carolina

March 8, 2005

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of First Citizens BancShares, Inc. (BancShares) is responsible for establishing and maintaining adequate internal control over financial reporting. BancShares’ internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

BancShares’ management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2004, the company’s internal control over financial reporting is effective based on those criteria.

BancShares’ independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 41.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

First Citizens BancShares, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that First Citizens BancShares, Inc. and subsidiaries (BancShares) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. BancShares’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of BancShares’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that BancShares maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, BancShares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of BancShares as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended, and our report dated March 8, 2005, expressed an unqualified opinion.

Raleigh, North Carolina

March 8, 2005

CONSOLIDATED BALANCE SHEETS

First Citizens BancShares, Inc. and Subsidiaries

	December 31
	2004	2003
	(thousands, except share data)
ASSETS
Cash and due from banks	$679,683	$790,168
Overnight investments	383,743	294,405
Investment securities held to maturity (fair value of $874,779 in 2004 and $1,233,388 in 2003)	877,479	1,226,717
Investment securities available for sale (cost of $1,240,619 in 2004 and $1,225,133 in 2003)	1,248,045	1,242,730
Loans	9,354,387	8,326,598
Less allowance for loan and lease losses	130,832	119,357

Net loans	9,223,555	8,207,241
Premises and equipment	568,365	539,616
Income earned not collected	40,574	41,929
Goodwill	102,635	102,071
Other intangible assets	12,037	13,928
Other assets	122,624	101,103

Total assets	$13,258,740	$12,559,908

LIABILITIES
Deposits:
Noninterest-bearing	$2,443,059	$2,178,897
Interest-bearing	8,907,739	8,532,435

Total deposits	11,350,798	10,711,332
Short-term borrowings	447,686	430,191
Long-term obligations	285,943	289,277
Other liabilities	88,003	99,803

Total liabilities	12,172,430	11,530,603
Shareholders’ Equity
Common stock:
Class A—$1 par value (11,000,000 shares authorized; 8,756,778 shares issued for 2004; 8,758,670 shares issued for 2003)	8,757	8,759
Class B—$1 par value (2,000,000 shares authorized; 1,677,675 shares issued for each period	1,678	1,678
Surplus	143,766	143,766
Retained earnings	927,621	864,470
Accumulated other comprehensive income	4,488	10,632

Total shareholders’ equity	1,086,310	1,029,305

Total liabilities and shareholders’ equity	$13,258,740	$12,559,908

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

First Citizens BancShares, Inc. and Subsidiaries

	Year Ended December 31
	2004	2003	2002
	(thousands, except share and per share data)
INTEREST INCOME
Loans	$466,312	$444,639	$490,526
Investment securities:
U. S. Government	47,515	59,350	94,794
State, county and municipal	275	184	203
Other	1,137	1,345	1,673

Total investment securities interest and dividend income	48,927	60,879	96,670
Overnight investments	5,878	4,959	8,973

Total interest income	521,117	510,477	596,169
INTEREST EXPENSE
Deposits	108,439	124,789	187,906
Short-term borrowings	3,611	2,795	4,528
Long-term obligations	21,776	20,953	21,584

Total interest expense	133,826	148,537	214,018

Net interest income	387,291	361,940	382,151
Provision for loan and lease losses	34,473	24,187	26,550

Net interest income after provision for loan and lease losses	352,818	337,753	355,601
NONINTEREST INCOME
Service charges on deposit accounts	81,478	78,273	75,870
Cardholder and merchant services income	64,118	55,321	49,387
Commission-based income	24,623	23,947	21,967
Fees from processing services	23,888	20,590	18,929
Trust income	16,913	15,005	14,897
Mortgage income	8,352	15,469	11,605
ATM income	10,201	9,005	9,205
Other service charges and fees	13,688	14,463	14,744
Gain on sale of branches	426	5,710	—
Securities gains/(losses)	1,852	309	(1,081)
Other	5,417	5,844	4,772

Total noninterest income	250,956	243,936	220,295
NONINTEREST EXPENSE
Salaries and wages	207,088	199,703	186,756
Employee benefits	48,624	45,958	42,199
Occupancy expense	43,997	42,430	38,316
Equipment expense	50,125	50,436	45,406
Other	129,745	126,561	119,676

Total noninterest expense	479,579	465,088	432,353

Income before income taxes	124,195	116,601	143,543
Income taxes	49,352	41,414	50,787

Net income	74,843	75,187	92,756

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized securities gains (losses) arising during period	(5,023)	2,163	1,180
Less: reclassification adjustment for gains included in net income	1,121	187	196

Other comprehensive income (loss)	(6,144)	1,976	984

Comprehensive income	$68,699	$77,163	$93,740

PER SHARE INFORMATION
Net income available to common shareholders	$7.17	$7.19	$8.85
Weighted average shares outstanding	10,435,247	10,452,523	10,478,843

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(thousands, except share data)
Balance at December 31, 2001	$8,797	$1,686	$143,766	$723,122	$7,672	$885,043
Redemption of 2,485 shares of Class A common stock	(3)			(260)		(263)
Redemption of 7,677 shares of Class B common stock		(8)		(743)		(751)
Net income				92,756		92,756
Unrealized securities gains, net of deferrred taxes					984	984
Cash dividends				(10,478)		(10,478)

Balance at December 31, 2002	8,794	1,678	143,766	804,397	8,656	967,291
Redemption of 35,999 shares of Class A common stock	(35)			(3,530)		(3,565)
Redemption of 950 shares of Class B common stock				(87)		(87)
Net income				75,187		75,187
Unrealized securities gains, net of deferrred taxes					1,976	1,976
Cash dividends				(11,497)		(11,497)

Balance at December 31, 2003	8,759	1,678	143,766	864,470	10,632	1,029,305
Net income				74,843		74,843
Redemption of 1,892 shares of Class A common stock	(2)			(213)		(215)
Cash dividends				(11,479)		(11,479)
Unrealized securities losses, net of deferred taxes					(6,144)	(6,144)

Balance at December 31, 2004	$8,757	$1,678	$143,766	$927,621	$4,488	$1,086,310

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

First Citizens BancShares, Inc. and Subsidiaries

	Year ended December 31,
	2004	2003	2002
	(thousands)
OPERATING ACTIVITIES
Net income	$74,843	$75,187	$92,756
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	2,360	2,583	2,803
Provision for loan and lease losses	34,473	24,187	26,550
Deferred tax expense (benefit)	(2,890)	5,154	1,408
Change in current taxes payable	(15,475)	9,375	4,717
Depreciation	43,810	41,628	37,588
Change in accrued interest payable	4	(8,162)	(34,558)
Change in income earned not collected	1,355	5,030	16,645
Securities losses (gains)	(1,852)	(309)	1,081
Origination of loans held for sale	(518,079)	(938,598)	(764,955)
Proceeds from sale of loans held for sale	502,314	937,468	765,476
Gain on loans held for sale	(3,781)	(7,166)	(3,745)
Gain on sale of branches	(426)	(5,710)	—
Provision for branches to be closed	—	—	101
Net amortization of premiums and discounts	6,954	17,800	24,586
Net change in other assets	(15,647)	(15,895)	(20,827)
Net change in other liabilities	3,672	(9,944)	15,776

Net cash provided by operating activities	111,635	132,628	165,402

INVESTING ACTIVITIES
Net change in loans outstanding	(1,028,953)	(728,668)	(437,765)
Purchases of investment securities held to maturity	(630,471)	(719,034)	(2,694,929)
Purchases of investment securities available for sale	(275,263)	(1,615,817)	(40,978)
Proceeds from maturities of investment securities held to maturity	972,755	1,892,100	2,911,611
Proceeds from maturities of investment securities available for sale	261,629	543,555	52,345
Net change in overnight investments	(89,338)	329,165	(121,661)
Dispositions of premises and equipment	8,201	20,930	19,634
Additions to premises and equipment	(80,707)	(92,261)	(81,265)
Purchase and sale of branches, net of cash transferred	(2,497)	(79,403)	17,401

Net cash used by investing activities	(864,644)	(449,433)	(375,607)

FINANCING ACTIVITIES
Net change in time deposits	241,081	(273,438)	(470,314)
Net change in demand and other interest-bearing deposits	398,976	591,990	924,044
Net change in short-term borrowings	14,161	(33,087)	(149,363)
Repayments of long-term obligations	—	—	(30,000)
Originations of long-term obligations	—	25,000	—
Repurchases of common stock	(215)	(3,652)	(1,014)
Cash dividends paid	(11,479)	(11,497)	(10,478)

Net cash provided by financing activities	642,524	295,316	262,875

Change in cash and due from banks	(110,485)	(21,489)	52,670
Cash and due from banks at beginning of period	790,168	811,657	758,987

Cash and due from banks at end of period	$679,683	$790,168	$811,657

CASH PAYMENTS FOR:
Interest	$133,822	$156,699	$248,576
Income taxes	$39,973	22,499	45,232

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains (losses)	$(10,171)	$3,293	$1,656
Recognition of capital lease obligations	—	3,786	—

See accompanying Notes to Consolidated Financial Statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

First Citizens BancShares, Inc. (BancShares) is a financial holding company with two banking subsidiaries: First-Citizens Bank & Trust Company, headquartered in Raleigh, North Carolina (FCB), which operates branches in North Carolina, Virginia and West Virginia; and IronStone Bank (ISB), a federally-chartered thrift institution headquartered in Fort Myers, Florida with branch offices in Florida, Georgia, Texas, Arizona, California, New Mexico, Colorado, Oregon and Washington.

FCB and ISB offer full-service banking services designed to meet the needs of retail and commercial customers in the markets in which they operate. The services offered include commercial and consumer lending, deposit and cash management products, wealth management, cardholder, merchant and other activities incidental to commercial banking. BancShares is also the parent company of American Guaranty Insurance Company, which is engaged in writing property and casualty insurance, and Neuse, Incorporated, which owns some of the real property from which ISB operates its branches.

FCB has six subsidiaries. First Citizens Investor Services and IronStone Securities are registered broker-dealers in securities that provide investment services, including sales of annuities and third party mutual funds. First Citizens Bank, National Association (formerly, First-Citizens Bank, A Virginia Corporation), is the issuing and processing bank for BancShares’ retail credit cards and merchant accounts. Triangle Life Insurance Company writes credit life and credit accident and health insurance. Neuse Financial Services, Inc. is a title insurance agency. T-TECH, Inc. provides check presentment services to third parties.

The accounting and reporting policies of BancShares and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and, with regard to the banking subsidiaries, conform to general industry practices. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by BancShares in the preparation of its consolidated financial statements are the determination of the allowance for loan and lease losses, the existence of any other than temporary impairments of investment securities, and pension plan assumptions.

Intercompany accounts and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform to statement presentations for 2004. However, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

Investment Securities

BancShares has the ability and the positive intent to hold investment securities held to maturity until the scheduled maturity date. These securities are stated at cost adjusted for amortization of premium and accretion of discount. Accreted discounts and amortized premiums are included in interest income on an effective yield basis.

Investment securities available for sale are carried at their fair value with unrealized gains and losses, net of deferred income taxes, recorded as a component of other comprehensive income within shareholders’ equity. Gains and losses realized from the sales of securities available for sale are determined by specific identification and are included in noninterest income.

Investment securities with a fair value less than 80 percent of cost for more than two consecutive quarters are evaluated to determine whether the investment is other than temporarily impaired. If an investment security is determined to be other than temporarily impaired, the security is written down to its fair value with an offsetting securities loss.

At December 31, 2004 and 2003, BancShares had no investment securities held for trading purposes.

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

Mortgage Servicing Rights

There are no capitalized mortgage servicing rights outstanding at December 31, 2004, 2003 and 2002.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established by charges to operating expense. To determine the allowance needed, management evaluates the risk characteristics of the loan and lease portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair value of collateral and other items that, in management’s opinion, deserve current recognition in estimating credit losses.

Management considers the established allowance adequate to absorb probable losses that relate to loans and leases outstanding as of December 31, 2004, although future additions to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares’ allowance for loan and lease losses. Such agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is tested at least annually for impairment.

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

BancShares continually monitors and evaluates the potential impact of current events on the estimates used to establish income tax expense and income tax liabilities. On a periodic basis, BancShares evaluates its income tax positions based on current tax law, positions taken by various tax auditors within the jurisdictions that BancShares is required to file income tax returns, as well as potential or pending audits or assessments by such tax auditors.

BancShares and its subsidiaries file a consolidated federal income tax return. BancShares and its subsidiaries each file separate state income tax returns except where unitary filing is required.

Per Share Data

Net income per share has been computed by dividing net income by the weighted average number of both classes of common shares outstanding during each period. The weighted average number of shares outstanding for 2004, 2003 and 2002 was 10,435,247; 10,452,523; and 10,478,843, respectively. BancShares had no potential common stock outstanding in any period.

Cash dividends per share apply to both Class A and Class B common stock. Shares of Class A common stock carry one vote per share, while shares of Class B common stock carry 16 votes per share.

Comprehensive Income

Accumulated other comprehensive income consists entirely of unrealized gains (losses) on investment securities available for sale, net of deferred income taxes.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The tax effects of the components of other comprehensive income included in the consolidated statements of income are as follows for the years ended December 31:

	2004	2003	2002
Unrealized gains (losses) arising during the period	$(3,296)	$1,439	$801
Less: reclassifiation adjustments for gains included in net income	731	122	129

Total tax effect	$(4,027)	$1,317	$672

Current Accounting Matters

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

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investment in loans or debt securities acquired in a transfer if these differences relate to a deterioration of credit quality. SOP 03-3 also prohibits companies from carrying over or creating a valuation allowance in the initial accounting for loans acquired. SOP 03-3 is effective for loans acquired in years beginning after December 15, 2004. The adoption of SOP 03-3 is not expected to have a material impact on our consolidated financial statements.

Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE B—INVESTMENT SECURITIES

The aggregate values of investment securities at December 31 along with gains and losses determined on an individual security basis are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity
2004
U. S. Government	$875,496	$707	$3,569	$872,634
State, county and municipal	1,733	162	—	1,895
Other	250	—	—	250

Total investment securities held to maturity	$877,479	$869	$3,569	$874,779

2003
U. S. Government	$1,224,548	$6,766	$272	$1,231,042
State, county and municipal	1,919	177	—	2,096
Other	250	—	—	250

Total investment securities held to maturity	$1,226,717	$6,943	$272	$1,233,388

Investment securities available for sale
2004
U. S. Government	$1,201,829	$71	$13,834	$1,188,066
Equity securities	32,447	21,182	—	53,629
State, county and municipal	6,343	34	27	6,350

Total investment securities available for sale	$1,240,619	$21,287	$13,861	$1,248,045

2003
U. S. Government	$1,182,223	$1,715	$6,077	$1,177,861
Equity securities	35,318	22,016	79	57,255
State, county and municipal	7,592	45	23	7,614

Total investment securities available for sale	$1,225,133	$23,776	$6,179	$1,242,730

The following table provides maturity information for investment securities at December 31. Callable securities are assumed to mature on their earliest call date.

	2004		2003
	Cost	Fair Value	Cost	Fair Value
Investment securities held to maturity
Maturing in:
One year or less	$511,586	$510,100	$972,621	$976,638
One through five years	351,660	349,830	235,245	237,034
Five to 10 years	21	22	203	217
Over 10 years	14,212	14,827	18,648	19,499

Total investment securities held to maturity	$877,479	$874,779	$1,226,717	$1,233,388

Investment securities available for sale
Maturing in:
One year or less	$928,088	$917,262	$879,806	$876,475
One through five years	257,179	254,382	295,422	294,416
Five to 10 years	1,460	1,461	3,394	3,412
Over 10 years	21,445	21,311	11,193	11,172
Equity securities	32,447	53,629	35,318	57,255

Total investment securities available for sale	$1,240,619	$1,248,045	$1,225,133	$1,242,730

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The amount of securities gains (losses) reported includes the following:

	Year Ended December 31,
	2004	2003	2002
Gains on sales of investment securities available for sale	$1,923	$1,515	$428
Losses on sales of investment securities available for sale	(71)	(231)	—
Other than temporary impairment losses	—	(980)	(1,521)
Gains on calls of callable securities	—	5	12

Total securities gains (losses)	$1,852	$309	$(1,081)

The following table provides additional information regarding unrealized losses as of December 31, 2004 and 2003:

	Less than 12 months		12 months or more		Total
December 31, 2004	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities held to maturity:
U.S. Government	$751,893	$3,433	$54,612	$136	$806,505	$3,569
State, county and municipal	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$751,893	$3,433	$54,612	$136	$806,505	$3,569

Investment securities available for sale:
U.S. Government	$465,920	$3,004	$714,481	$10,830	$1,180,401	$13,834
Equity securities	—	—	—	—	—	—
State, county and municipal	1,153	5	1,832	22	2,985	27

Total	$467,073	$3,009	$716,313	$10,852	$1,183,386	$13,861

December 31, 2003
Investment securities held to maturity:
U.S. Government	$96,567	$220	$379	$52	$96,946	$272
State, county and municipal	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$96,567	$220	$379	$52	$96,946	$272

Investment securities available for sale:
U.S. Government	$725,653	$6,077	$—	$—	$725,653	$6,077
Equity securities	345	33	414	46	759	79
State, county and municipal	2,469	22	52	1	2,521	23

Total	$728,467	$6,132	$466	$47	$728,933	$6,179

A total of 99 investment securities have had continuous unrealized losses for more than twelve months as of December 31, 2004. These securities include U.S. Government, government agency and state, county and municipal securities. The unrealized losses relate to fixed-rate debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Investment securities having an aggregate carrying value of $1,666,003 at December 31, 2004 and $1,639,877 at December 31, 2003, were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

NOTE C—LOANS

Loans outstanding at December 31 include the following:

	2004	2003
Loans secured by real estate:
Construction and land development	$588,092	$509,578
Commercial mortgage	3,279,729	2,654,414
Residential mortgage	979,663	929,096
Revolving mortgage	1,714,032	1,598,603
Other real estate mortgage loans	171,700	173,489

Total loans secured by real estate	6,733,216	5,865,180
Commercial and industrial	969,729	929,039
Consumer	1,397,820	1,303,718
Lease financing	192,164	160,390
All other loans	61,458	68,271

Total loans	$9,354,387	$8,326,598

There were no foreign loans outstanding during either period, nor were there any loans to finance highly leveraged transactions. There are no loan concentrations exceeding ten percent of loans outstanding involving multiple borrowers in similar activities or industries at December 31, 2004. Substantially all loans are to customers domiciled within BancShares’ principal market areas.

At December 31, 2004 loans totaling $417,488 in loans were pledged to secure long-term borrowings, compared to $386,665 at December 31, 2003.

At December 31, 2004 and 2003 nonperforming loans consisted of nonaccrual loans of $14,266 and $18,190, respectively. Gross interest income on nonperforming loans that would have been recorded had these loans been performing was $773, $1,182 and $1,190, respectively, during 2004, 2003 and 2002. Interest income recognized on nonperforming loans was $281, $356 and $753 during the respective periods. As of December 31, 2004 and 2003, the balance of other real estate acquired through foreclosure was $9,020 and $5,949. Loans transferred to other real estate totaled $5,801, $4,112 and $5,694 during 2004, 2003 and 2002. Loans 90 days or more past due and still accruing totaled $12,192 and $11,492 at December 31, 2004 and 2003, respectively.

In each period, BancShares originated much of its residential mortgage loan production through correspondent mortgage banks. Loan sale activity for 2004, 2003 and 2002 is summarized below:

	2004	2003	2002
Loans held for sale at December 31	$22,770	$11,520	$3,224
For the year ended December 31:
Loans sold	502,314	930,302	761,731
Net gain on sale of loans	3,781	7,166	3,745

There were no capitalized mortgage servicing rights during 2004, 2003 or 2002.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE D—ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses is summarized as follows:

	2004	2003	2002
Balance at the beginning of year	$119,357	$112,533	$107,087
Acquired allowance	—	409	—
Provision for loan and lease losses	34,473	24,187	26,550
Loans and leases charged off	(26,546)	(21,658)	(24,940)
Loans and leases recovered	3,548	3,886	3,836

Net charge-offs	(22,998)	(17,772)	(21,104)

Balance at the end of year	$130,832	$119,357	$112,533

At December 31, 2004 and 2003, impaired loans totaled $8,019 and $12,692, respectively, all of which were classified as nonaccrual. Total reserves of $1,615 and $1,838 have been established for impaired loans outstanding as of December 31, 2004 and 2003, respectively.

The average recorded investment in impaired loans during the years ended December 31, 2004, 2003 and 2002, was $9,787, $10,541 and $10,134, respectively. For the years ended December 31, 2004, 2003 and 2002, BancShares recognized cash basis interest income on those impaired loans of $101, $211 and $566 respectively.

NOTE E—PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31 are summarized as follows:

	2004	2003
Land	$137,456	$128,451
Premises and leasehold improvements	460,688	428,307
Furniture and equipment	254,844	237,316

Total	852,988	794,074
Less accumulated depreciation and amortization	284,623	254,458

Net book value	$568,365	$539,616

There were no premises pledged to secure borrowings at December 31, 2004 and 2003.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2004:

Year Ending December 31:
2005	$12,003
2006	10,848
2007	9,720
2008	8,690
2009	6,627
Thereafter	59,442

Total minimum payments	$107,330

Total rent expense for all operating leases amounted to $14,332 in 2004, $14,468 in 2003 and $12,845 in 2002, net of rent income, which totaled $1,200, $1,723 and $1,859 during 2004, 2003 and 2002.

NOTE F—DEPOSITS

Deposits at December 31 are summarized as follows:

	2004	2003
Demand	$2,443,059	$2,178,897
Checking With Interest	1,594,092	1,492,645
Money market accounts	2,655,829	2,662,174
Savings	741,563	706,851
Time	3,916,255	3,670,765

Total deposits	$11,350,798	$10,711,332

Time deposits with a minimum denomination of $100 totaled $1,300,243 and $1,090,802 at December 31, 2004 and 2003, respectively.

At December 31, 2004 the scheduled maturities of time deposits were:

2005	$2,288,566
2006	1,014,479
2007	298,402
2008	162,419
2009	152,346
Thereafter	43

Total time deposits	$3,916,255

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE G—SHORT-TERM BORROWINGS

Short-term borrowings at December 31 are as follows:

	2004	2003
Master notes	$213,387	$190,978
Repurchase agreements	131,367	136,756
Federal funds purchased	36,933	38,300
Notes payable	50,000	50,000
Other	15,999	14,157

Total short-term borrowings	$447,686	$430,191

At December 31, 2004, BancShares and its subsidiaries had unused credit lines allowing access to overnight borrowings of up to $475,000 on an unsecured basis. Additionally, under various borrowing arrangements with the Federal Reserve and the Federal Home Loan Bank of Atlanta, BancShares and its subsidiaries have access, on a secured basis, to additional borrowings as needed.

NOTE H—LONG-TERM OBLIGATIONS

Long-term obligations at December 31 include:

	2004	2003
Junior subordinated debenture at 8.05 percent maturing March 5, 2028	$154,640	$154,640
Junior subordinated debenture at 8.40 percent maturing October 31, 2031	103,093	103,093
Obligation to the Federal Home Loan Bank maturing December 17, 2007 at a fixed rate of 3.44 percent, secured by Mortgage loans	25,000	25,000
Unsecured fixed rate notes payable:
8.00 percent maturing February 23, 2005	—	2,178
7.50 percent note due in annual installments maturing March 1, 2005	—	285
7.50 percent note maturing March 1, 2006	375	375
Obligations under capitalized leases extending to January 2013	2,674	3,489
Other	161	217

Total long-term obligations	$285,943	$289,277

The 8.05 percent junior subordinated debenture issued in 1998 (the 1998 Debenture) is held by FCB/NC Capital Trust I. The 8.40 percent junior subordinated debenture issued in 2001 (the 2001 Debenture) is held by FCB/NC Capital Trust II. FCB/NC Capital Trust I and FCB/NC Capital Trust II are grantor trusts established by BancShares for the purpose of issuing trust preferred capital securities. FCB/NC Capital Trust I issued $150,000 in 8.05 percent trust preferred capital securities in 1998 (the 1998 Preferred Securities), while FCB/NC Capital Trust II issued $100,000 in 8.40 percent trust preferred capital securities in 2001 (the 2001 Preferred Securities).

FCB/NC Capital Trust I invested the proceeds generated by the sale of the 1998 Preferred Securities in the 1998 Debenture, and that investment is the sole asset of the trust. The 1998 Preferred Securities are redeemable in whole or in part after March 1, 2008.

FCB/NC Capital Trust II invested the proceeds generated by the sale of the 2001 Preferred Securities in the 2001 Debenture, and that investment is the sole asset of the trust. The 2001 Preferred Securities are redeemable in whole or in part after October 31, 2006.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

FCB/NC Capital Trust I and FCB/NC Capital Trust II are not consolidated for financial statement purposes. However, BancShares has fully and unconditionally guaranteed the repayment of the 1998 Preferred Securities and the 2001 Preferred Securities. The 1998 Preferred Securities and the 2001 Preferred Securities currently qualify as Tier 1 capital for regulatory capital requirements for BancShares.

Long-term obligations maturing in each of the five years subsequent to December 31, 2004 include:

2005	$905
2006	1,041
2007	25,147
2008	160
2009	175
Thereafter	258,515

$285,943

NOTE I—COMMON STOCK

The following table provides information related to shares purchased pursuant to authorizations for the years ended December 31:

	2004	2003	2002
Class A
Number of shares purchased	1,892	35,999	2,485
Cash disbursed	$215	$3,565	$263
Class B
Number of shares purchased	—	950	7,677
Cash disbursed	—	$87	$751

Stock purchases are recorded by a charge to common stock for the par value of the shares retired and to retained earnings for the cost in excess of par value.

On October 25, 2004 the Board of Directors of BancShares authorized the purchase in the open market or in private transactions of up to 300,000 shares of its outstanding Class A common stock and up to 100,000 shares of its outstanding Class B common stock. The authorization is effective for a period of 12 months. During 2003 and 2002 the Board of Directors of BancShares had made similar authorizations to repurchase shares of BancShares stock.

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

	December 31, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$679,683	$679,683	$790,168	$790,168
Overnight investments	383,743	383,743	294,405	294,405
Investment securities held to maturity	877,479	874,779	1,226,717	1,233,388
Investment securities available for sale	1,248,045	1,248,045	1,242,730	1,242,730
Loans, net of allowance for loan and lease losses	9,223,555	9,278,589	8,207,241	8,562,526
Income earned not collected	40,574	40,574	41,929	41,929
Deposits	11,350,798	11,389,785	10,711,332	10,761,559
Short-term borrowings	447,686	447,686	430,191	430,191
Long-term obligations	285,943	296,547	289,277	306,836
Accrued interest payable	28,597	28,597	28,593	28,593

No forward commitments to sell loans existed at December 31, 2004 or 2003. For other off-balance sheet commitments and contingencies, carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares’ financial position.

NOTE K—EMPLOYEE BENEFIT PLANS

BancShares sponsors two employee benefit plans for the benefit of its qualifying employees: a noncontributory defined benefit pension plan and a 401(k) Savings Plan. Both of the plans are qualified under the Internal Revenue Code.

Defined Benefit Pension Plan

Employees who qualify under length of service and other requirements participate in a noncontributory defined benefit pension plan. Under the plan, retirement benefits are based on years of service and average earnings. The policy is to fund amounts approximating the maximum amount that is deductible for federal income tax purposes. BancShares contributed $20,000 in 2004, $35,000 in 2003 and $8,487 in 2002 to the plan. The plan’s assets consist of investments in FCB’s common trust funds, which include listed common stocks and fixed income securities, as well as investments in mid-cap and small-cap stocks through unaffiliated money managers.

Benefit Obligations

The following table calculates the projected benefit obligation at December 31, 2004 and 2003:

	2004	2003
Benefit obligation at beginning of year	$242,520	$209,555
Service cost	12,273	9,911
Interest cost	15,206	14,042
Actuarial loss	13,427	18,397
Transfer to affiliated banks	127	(445)
Benefits paid	(9,370)	(8,940)
Plan amendments	3,650	—

Benefit obligation at end of year	$277,833	$242,520

The accumulated benefit obligation for the plan at December 31, 2004 and 2003 was $212,027 and $183,994, respectively. The plan uses a measurement date of December 31.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The weighted average assumptions used to determine the benefit obligations as of December 31 are as follows:

	2004	2003
Discount rate	5.75%	6.00%
Rate of compensation increase	4.75%	4.75%

Plan Assets

The following table describes the changes in plan assets during 2004 and 2003. Employer contributions and benefits paid include only those amounts contributed directly to or paid directly from plan assets.

	2004	2003
Fair value of plan assets at beginning of year	$219,350	$158,069
Actual return on plan assets	24,913	35,826
Employer contributions	20,000	35,000
Transfer to (from) affiliated banks	176	(605)
Benefits paid	(9,370)	(8,940)

Fair value of plan assets at end of year	$255,069	$219,350

The following table describes the actual allocation of plan assets as of December 31, 2004 and 2003 and the projected allocation for 2005. The expected long-term rate of return on plan assets was 8.50% at December 31, 2004 and 8.00% at December 31, 2003.

		Actual, December 31,
	2005 Target	2004	2003
Equity securities	65%	66%	58%
Debt securities	35%	33%	41%
Cash and equivalents	—	1%	1%

Total	100%	100%	100%

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

Funded Status

The net asset recognized within other assets to the consolidated balance sheet is:

	December 31,
	2004	2003
Fair value of plan assets	$255,069	$219,350
Benefit obligation	277,833	242,520

Funded status	(22,764)	(23,170)
Amounts not yet recognized:
Unrecognized net loss	36,539	33,015
Unrecognized prior services cost	3,772	276

Net asset recognized	$17,547	$10,121

Prepaid benefit cost	$17,547	$10,121
Accrued benefit cost	—	—

Net asset recognized	$17,547	$10,121

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table shows, at December 31, 2004 and 2003, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for a pension plan with a projected benefit obligation in excess of plan assets and for a pension plan with an accumulated benefit obligation in excess of plan assets:

	Projected Benefit Obligation Exceeds Fair Value of Plan Assets at December 31,		Accumulated Benefit Obligation Exceeds Fair Value of Plan Assets at December 31,
	2004	2003	2004	2003
Projected benefit obligation	$277,833	$242,520	$—	$—
Accumulated benefit obligation	212,027	183,994	—	—
Fair value of plan assets	255,069	219,350	—	—

Net Periodic Cost

The following table shows the components of periodic benefit cost related to the pension plan for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Components of net periodic benefit cost
Service cost	$12,273	$9,911	$8,316
Interest cost	15,206	14,042	13,035
Expected return on assets	(17,350)	(14,411)	(13,577)
Amortization of prior service cost	154	154	154
Amortization of net actuarial loss	2,291	716	—
Amortization of transition asset	—	—	(1,165)

Total net periodic benefit cost	12,574	10,412	6,763
Settlement cost	—	—	—
Curtailment cost	—	—	—

Total net periodic benefit cost	$12,574	$10,412	$6,763

The weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Discount rate	6.00%	6.50%	7.00%
Rate of compensation increase	4.75%	4.75%	4.75%
Expected return on plan assets	8.50%	8.00%	8.50%

Cash Flows

During 2005, BancShares anticipates making contributions to the pension plan totaling $25,000. The pension plan anticipates making benefit payments in the following periods:

Projected Benefit payments
2005	8,857
2006	9,325
2007	9,964
2008	10,685
2009	11,575
2010-2014	76,213

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

401(k) Savings Plan

Employees are also eligible to participate in a 401(k) plan after 31 days of service. The 401(k) plan allows associates to defer portions of their salary. Based on the employee’s contribution, BancShares will match up to 75% of the employee contribution. BancShares made participating contributions of $5,725, $5,532 and $5,474 during 2004, 2003 and 2002, respectively.

NOTE L—NONINTEREST INCOME AND NONINTEREST EXPENSE

Commission-based income includes commissions from broker-dealer activities of $14,718, $15,387 and $14,000, respectively, for 2004, 2003 and 2002.

Other noninterest expense for the years ended December 31 included the following:

	2004	2003	2002
Cardholder and merchant services expense	$28,290	$24,119	$22,123
Telecommunications expense	10,461	11,455	10,753
Postage expense	8,639	8,826	8,242
Advertising expense	7,981	7,566	7,520
Legal expense	5,978	5,851	5,063
Courier service expense	4,757	4,657	4,727
Consultant expense	2,980	3,747	2,543
Amortization of intangibles	2,360	2,583	2,803
Other	58,299	57,757	55,902

Total other noninterest expense	$129,745	$126,561	$119,676

NOTE M—INCOME TAXES

At December 31, income tax expense consisted of the following:

	2004	2003	2002
Current tax expense
Federal	$34,642	$30,969	$47,078
State	17,600	5,291	2,301

Total current tax expense	52,242	36,260	49,379

Deferred tax expense (benefit)
Federal	(158)	8,915	1,469
State	(2,732)	(3,761)	(61)

Total deferred tax expense (benefit)	(2,890)	5,154	1,408

Total tax expense	$49,352	$41,414	$50,787

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent in each period to pretax income as a result of the following:

	2004	2003	2002
Income at statutory rates	$43,468	$40,810	$50,240
Increase (reduction) in income taxes resulting from:
Nontaxable income on loans and investments, net of nondeductible expenses	(783)	(714)	(883)
State and local income taxes, including change in valuation allowance, net of federal income tax benefit	9,664	996	1,456
Tax credits	(950)	(500)	(240)
Other, net	(2,047)	822	214

Total tax expense	$49,352	$41,414	$50,787

During 2004, BancShares settled assessments from the North Carolina Department of Revenue arising from a routine audit of North Carolina tax returns for 2002, 2001 and 2000. Including interest, 2004 state income taxes increased $5,033 as a result of that settlement.

The net deferred tax asset included the following components at December 31:

	2004	2003
Allowance for loan and lease losses	$51,970	$46,247
Deferred compensation	6,053	5,956
State operating loss carryforward, expiring in years through 2019	991	939
Other	2,565	3,411

Gross deferred tax asset	61,579	56,553
Less valuation allowance	1,539	1,339

Deferred tax asset	60,040	55,214

Accelerated depreciation	6,107	7,431
Lease financing activities	17,539	14,079
Prepaid pension asset	6,983	3,996
Unrealized gain on investment securities available for sale	2,938	6,965
Net deferred loan fees and costs	5,547	4,309
Intangible assets	4,949	3,586
Other	2,206	277

Deferred tax liability	46,269	40,643

Net deferred tax asset	$13,771	$14,571

The valuation allowance of $1,539 and $1,339 at December 31, 2004 and 2003, respectively, is the amount necessary to reduce BancShares’ gross state deferred tax asset to the amount that is more likely than not to be realized.

NOTE N—RELATED PARTY TRANSACTIONS

BancShares, FCB and ISB have had, and expect to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (Related Parties), on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

An analysis of changes in the aggregate amounts of loans to Related Parties for the year ended December 31, 2004 is as follows:

Balance at beginning of year	$24,901
New loans	14,087
Repayments	7,387

Balance at end of year	$31,601

In addition to these outstanding loan balances there is $16,294 available to Related Parties in unfunded loan commitments.

BancShares provides processing and operational services to other financial institutions. Certain of these institutions are deemed to be Related Parties since significant shareholders of BancShares are also deemed to be significant shareholders of the other banks. During 2004, 2003 and 2002, BancShares received $23,043, $20,036 and $18,565, respectively, for services rendered to these Related Parties, substantially all of which is included in fees from processing services and relates to data processing services.

During 2003, BancShares sold several of its branch offices to a Related Party. Income from sale of branches includes gains of $5,710 recognized on the sale of these branches.

Other expense includes $5,325, $4,897 and $4,300 in legal expense incurred during 2004, 2003 and 2002, respectively, for the firm that serves as BancShares’ general counsel. The senior attorney of that firm is a Related Party since he is member of BancShares’ board of directors.

Investment securities available for sale includes an investment in a Related Party. This investment had a carrying value of $18,922, $18,742 and $13,804 at December 31, 2004, 2003 and 2002, respectively. For each period, the investment had a cost of $508.

NOTE O—ACQUISITIONS AND DIVESTITURES

BancShares and its subsidiaries have participated in numerous business transactions in recent years. All of the acquisitions have been accounted for as purchases, with the results of operations included in BancShares’ Consolidated Statements of Income after the transaction date. The pro forma impact of the acquisitions as though they had been made at the beginning of the periods presented is not material to BancShares’ consolidated financial statements.

The following table provides information regarding the acquisitions and divestitures of branches that have been consummated during the three-year period ended December 31, 2004:

Year	Transaction	Assets[1]	Deposits
2004	Sale of one branch by IronStone Bank	$—	$(12,156)
2004	Purchase of one branch by First Citizens Bank	2,343	11,565
2003	Purchase of two branches by First Citizens Bank	76,687	67,887
2003	Sale of four branches by First Citizens Bank[2]	(32,631)	(114,727)
2002	Purchase of two branches by First Citizens Bank	4,448	24,285

[1]	Excludes the transfer of cash
[2]	Sale of offices to a Related Party; see Note N

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE P—GOODWILL AND INTANGIBLE ASSETS

The following information summarizes goodwill activity during 2004 and 2003:

	2004	2003
Balance, January 1	$102,071	$97,362
Goodwill generated by branch purchases	573	6,529
Goodwill written off due to sale of branches	(9)	(1,820)

Balance, December 31	$102,635	$102,071

Goodwill is tested for impairment at least annually.

The following information relates to other intangible assets, all of which relate to deposit intangibles. These intangible assets are being amortized over their estimated useful lives, which averages approximately seven years.

	2004	2003
Balance, January 1	$13,928	$13,977
Intangible generated by branch purchases	469	2,534
Amortization	(2,360)	(2,583)

Balance, December 31	$12,037	$13,928

Based on current estimated useful lives and current carrying values, BancShares anticipates amortization expense for intangible assets in subsequent periods will be:

2005	$2,345
2006	2,200
2007	2,024
2008	1,932
2009	1,539
Beyond 2009	1,997

$12,037

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

Based on the most recent notifications from its regulators, FCB and ISB are well capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2004, BancShares, FCB and ISB met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect FCB’s and ISB’s well capitalized status.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Following is an analysis of FCB and ISB capital ratios as of December 31, 2004 and 2003.

	FCB		ISB		Requirement for Well-capitalized Status
	2004	2003	2004	2003
Risk-based capital:
Tier 1 capital	$900,183	$855,161	$199,577	$172,822
Total capital	1,007,650	953,984	215,974	185,444
Risk-adjusted assets	8,590,360	7,822,099	1,441,487	1,101,998
Quarterly average tangible assets	11,622,295	11,124,113	—	—
Adjusted total assets	—	—	1,495,250	1,207,073
Tier 1 capital ratio	10.48%	10.93%	13.85%	15.68%	6.00%
Total capital ratio	11.73	12.20	14.98	16.83	10.00
Leverage capital ratio	7.75	7.69	13.35	14.32	5.00

The Board of Directors of FCB may declare a dividend on a portion of its undivided profits as it may deem appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, without prior regulatory approval. As of December 31, 2004 this amount was $673,780. However, to preserve its well-capitalized status, the maximum amount of the dividend could not exceed $148,614. Dividends declared by FCB amounted to $50,230 in 2004, $67,394 in 2003 and $67,879 in 2002

BancShares and its banking subsidiaries are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations require the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of vault cash. For 2004 the requirements averaged $145,512 for FCB and $4,098 for ISB. Both obligations were fully satisfied by vault cash balances.

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

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit-risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment. At December 31, 2004 and 2003, BancShares had unused commitments totaling $4,285,962 and $4,441,511 respectively.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, BancShares’ credit policies also govern the issuance of standby letters of credit. At December 31, 2004 and 2003, BancShares had standby letters of credit amounting to $41,484 and $40,517, respectively.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE S—SEGMENT DISCLOSURES

BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and ISB. Although FCB and ISB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity has a separate management group. Additionally, the financial results and trends of ISB reflect the de novo nature of its growth.

FCB is a mature banking institution that operates from a single charter from its branch network in North Carolina, Virginia and West Virginia. ISB began operations in 1997 and operates from a thrift charter in Florida, Georgia, Texas, Arizona, California, New Mexico, Colorado, Oregon and Washington. ISB’s significance to BancShares’ consolidated financial results continues to grow.

Management has determined that FCB and ISB are reportable business segments. In the aggregate, FCB and its consolidated subsidiaries, which are integral to its branch operation, and ISB account for more than 90 percent of consolidated assets, revenues and net income. The ‘Other’ category in the accompanying table includes activities of the parent company, Neuse, Incorporated, and American Guaranty Insurance Company.

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

The following table provides selected financial information for BancShares’ reportable business segments:

	2004
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$67,987	$452,908	$3,112	$524,007	$(2,890)	$521,117
Interest expense	21,120	93,153	22,443	136,716	(2,890)	133,826

Net interest income	46,867	359,755	(19,331)	387,291	—	387,291
Provision for loan and lease losses	4,954	29,519	—	34,473	—	34,473

Net interest income after provision for loan and lease losses	41,913	330,236	(19,331)	352,818	—	352,818
Noninterest income	5,981	247,767	4,216	257,964	(7,008)	250,956
Noninterest expense	52,282	431,698	2,607	486,587	(7,008)	479,579

Income (loss) before income taxes	(4,388)	146,305	(17,722)	124,195	—	124,195
Income taxes	(1,405)	56,941	(6,184)	49,352	—	49,352

Net income (loss)	$(2,983)	$89,364	$(11,538)	$74,843	$—	$74,843

At December 31, 2004
Total assets	$1,499,237	$11,680,844	$1,550,055	$14,730,136	$(1,471,396)	$13,258,740
Gross loans	1,374,055	7,980,332	—	9,354,387	—	9,354,387
Allowance for loan and lease losses	16,397	114,435	—	130,832	—	130,832
Deposits	1,093,272	10,306,079	—	11,399,351	(48,553)	11,350,798

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

	2003
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$58,232	$451,434	$3,149	$512,815	$(2,338)	$510,477
Interest expense	19,103	109,050	22,722	150,875	(2,338)	148,537

Net interest income	39,129	342,384	(19,573)	361,940	—	361,940
Provision for loan and lease losses	2,891	21,296	—	24,187	—	24,187

Net interest income after provision for loan and lease losses	36,238	321,088	(19,573)	337,753	—	337,753
Noninterest income	5,546	240,269	2,922	248,737	(4,801)	243,936
Noninterest expense	44,625	421,564	3,700	469,889	(4,801)	465,088

Income (loss) before income taxes	(2,841)	139,793	(20,351)	116,601	—	116,601
Income taxes	(857)	49,076	(6,805)	41,414	—	41,414

Net income (loss)	$(1,984)	$90,717	$(13,546)	$75,187	$—	$75,187

At December 31, 2003
Total assets	$1,210,271	$11,281,943	$1,452,184	$13,944,398	$(1,384,490)	$12,559,908
Gross loans	1,087,136	7,239,462	—	8,326,598	—	8,326,598
Allowance for loan and lease losses	12,622	106,735	—	119,357	—	119,357
Deposits	849,649	9,894,438	—	10,744,087	(32,755)	10,711,332

	2002
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$57,094	$534,264	$29,028	$620,386	$(24,217)	$596,169
Interest expense	24,522	168,936	44,777	238,235	(24,217)	214,018

Net interest income	32,572	365,328	(15,749)	382,151	—	382,151
Provision for loan and lease losses	2,890	23,660	—	26,550	—	26,550

Net interest income after provision for loan and lease losses	29,682	341,668	(15,749)	355,601	—	355,601
Noninterest income	4,959	219,986	118	225,063	(4,768)	220,295
Noninterest expense	36,539	399,189	1,393	437,121	(4,768)	432,353

Income (loss) before income taxes	(1,898)	162,465	(17,024)	143,543	—	143,543
Income taxes	(615)	57,460	(6,058)	50,787	—	50,787

Net income (loss)	$(1,283)	$105,005	$(10,966)	$92,756	$—	$92,756

At December 31, 2002
Total assets	$1,039,196	$11,082,641	$1,672,899	$13,794,736	$(1,562,846)	$12,231,890
Gross loans	921,223	6,699,040	—	7,620,263	—	7,620,263
Allowance for loan and lease losses	10,557	101,976	—	112,533	—	112,533
Deposits	818,603	9,683,262	—	10,501,865	(62,245)	10,439,620

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE T—FIRST CITIZENS BANCSHARES, INC. (PARENT COMPANY)

First Citizens BancShares, Inc.’s principal assets are its investments in and receivables from its subsidiaries. Its sources of income are dividends and interest income. The Parent Company’s condensed balance sheets as of December 31, 2004 and 2003, and the related condensed statements of income and cash flows for the years ended December 31, 2004, 2003 and 2002 are as follows:

CONDENSED BALANCE SHEETS

	December 31
	2004	2003
Assets
Cash	$18,449	$8,086
Investment securities held to maturity	—	20,095
Investment securities available for sale	94,160	51,549
Investment in subsidiaries	1,251,510	1,169,522
Due from subsidiaries	144,290	215,223
Other assets	60,010	39,446

Total assets	$1,568,419	$1,503,921

Liabilities and Shareholders’ Equity
Short-term borrowings	$213,387	$190,978
Long-term obligations	257,733	257,733
Other liabilities	10,989	25,905
Shareholders’ equity	1,086,310	1,029,305

Total liabilities and shareholders’ equity	$1,568,419	$1,503,921

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31
	2004	2003	2002
Interest income	$3,003	$2,975	$7,598
Interest expense	22,277	22,643	23,958

Net interest income (loss)	(19,274)	(19,668)	(16,360)
Dividends from subsidiaries	50,230	67,394	67,879
Other income	2,077	(269)	(1,072)
Other operating expense	1,504	1,458	1,379

Income before income tax benefit and equity in undistributed net income of subsidiaries	31,529	45,999	49,068
Income tax benefit	(6,584)	(7,241)	(6,338)

Income before equity in undistributed net income of subsidiaries	38,113	53,240	55,406
Equity in undistributed net income of subsidiaries	36,730	21,947	37,350

Net income	$74,843	$75,187	$92,756

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$74,843	$75,187	$92,756
Adjustments:
Undistributed net income of subsidiaries	(36,730)	(21,947)	(37,350)
Net amortization of premiums and discounts	99	485	2,329
Securities (gains) losses	(1,852)	(306)	1,081
Change in other assets	(11,795)	5,677	3,288
Change in other liabilities	(14,916)	18,689	164

Net cash provided by operating activities	9,649	77,785	62,268

INVESTING ACTIVITIES
Net change in due from subsidiaries	70,933	(39,234)	(25,002)
Purchase of investment securities held to maturity	(9,936)	(5,031)	—
Purchase of investment securities available for sale	(59,755)	(20,095)	(40,000)
Maturities of investment securities held to maturity	29,932	—	117,671
Maturities of investment securities available for sale	1,241	—	—
Proceeds from sales of investment securities available for sale	7,584	52,351	50,727
Investment in subsidiaries	(50,000)	(30,000)	(100,000)

Net cash (used in) provided by investing activities	(10,001)	(42,009)	3,396

FINANCING ACTIVITIES
Net change in short-term borrowings	22,409	(48,740)	(105,819)
Repurchase of common stock	(215)	(3,652)	(1,014)
Cash dividends paid	(11,479)	(11,497)	(10,478)

Net cash provided (used) by financing activities	10,715	(63,889)	(117,311)

Net change in cash	10,363	(28,113)	(51,647)
Cash balance at beginning of year	8,086	36,199	87,846

Cash balance at end of year	$18,449	$8,086	$36,199

Cash payments for
Interest	$21,644	$14,962	$24,046
Income taxes	39,973	22,499	45,232
Supplemental disclosure of noncash investing and financing activities:
Unrealized securities gains (losses)	(10,171)	3,293	1,656

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 7, 2005

FIRST CITIZENS BANCSHARES, INC. (Registrant)

/S/    JAMES B. HYLER, JR.

James B. Hyler, Jr.

Vice Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on March 7, 2005.

Signature	Title	Date

/s/ LEWIS R. HOLDING* Lewis R. Holding	Chairman and Chief Executive Officer (principal executive officer)	March 7, 2005

/s/ FRANK B. HOLDING* Frank B. Holding	Executive Vice Chairman	March 7, 2005

/s/ JAMES B. HYLER, JR. James B. Hyler, Jr.	Vice Chairman	March 7, 2005

/s/ FRANK B. HOLDING, JR.* Frank B. Holding, Jr.	President	March 7, 2005

/S/ KENNETH A. BLACK Kenneth A. Black	Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	March 7, 2005

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	March 7, 2005

/s/ CARMEN HOLDING AMES * Carmen Holding Ames	Director	March 7, 2005

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	March 7, 2005

/s/ GEORGE H. BROADRICK * George H. Broadrick	Director	March 7, 2005

/s/ HUBERT M. CRAIG, III * Hubert M. Craig, III	Director	March 7, 2005

/s/ H. LEE DURHAM, JR. * H. Lee Durham, Jr.	Director	March 7, 2005

Lewis M. Fetterman	Director

Charles B.C. Holt	Director

Signature	Title	Date

/s/ GALE D. JOHNSON, M.D. * Gale D. Johnson, M.D.	Director	March 7, 2005

/s/ FREEMAN R. JONES * Freeman R. Jones	Director	March 7, 2005

/s/ LUCIUS S. JONES * Lucius S. Jones	Director	March 7, 2005

/s/ JOSEPH T. MALONEY, JR. * Joseph T. Maloney, Jr.	Director	March 7, 2005

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	March 7, 2005

/s/ LEWIS T. NUNNELEE, II * Lewis T. Nunnelee, II	Director	March 7, 2005

/s/ C. RONALD SCHEELER * C. Ronald Scheeler	Director	March 7, 2005

/s/ RALPH K. SHELTON * Ralph K. Shelton	Director	March 7, 2005

/s/ R. C. SOLES, JR. * R. C. Soles, Jr.	Director	March 7, 2005

/s/ DAVID L. WARD, JR * David L. Ward, Jr.	Director	March 7, 2005

*	Alexander G. MacFadyen, Jr. hereby signs this Annual Report on Form 10-K on March 7, 2005, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/s/ ALEXANDER G. MACFADYEN, JR.
Alexander G. MacFadyen, Jr. As Attorney-In-Fact

EXHIBIT INDEX

3.1		Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1992)
3.2		Bylaws of the Registrant, as amended (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2003)
4.1		Specimen of Registrant’s Class A Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993)
4.2		Specimen of Registrant’s Class B Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993)
4.3		Amended and Restated Trust Agreement of FCB/NC Capital Trust I (incorporated by reference from Registration No. 333-59039)
4.4		Form of Guarantee Agreement (incorporated by reference from Registration No. 333-59039)
4.5		Junior Subordinated Indenture dated March 5, 1998 between Registrant and Bankers Trust Company, as Debenture Trustee (incorporated by reference from Registration No. 333-59039)
4.6		Amended and Restated Trust Agreement of FCB/NC Capital Trust II (incorporated by reference from Registration No. 333-68340)
4.7		Guarantee Agreement relating to Registrant’s guarantee of the capital securities of FCB/NC Capital Trust II (incorporated by reference from Registration No. 333-68340)
4.8		Junior Subordinated Indenture dated October 10, 2001, between Registrant and Bankers Trust Company, as Delaware Trustee (incorporated by reference from Registration No. 333-68340)
10.1	(a)	Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 1, 1986, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and Lewis R. Holding (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2003)
10.1	(b)	Fifth Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated October 28, 2002 between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and Lewis R. Holding (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2002)
10.2	(a)	Employee Death Benefit and Post-Retirement Non-Competition and Consultation Agreement, dated January 1, 1986, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2003)
10.2	(b)	Fifth Amendment of Employee Death Benefit and Post-Retirement Noncompetition and Consultation Agreement, dated October 28, 2002 between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2002)
10.3		Amended and Restated Employee Deferred Compensation, Consultation, Post-Retirement Non-Competition and Death Benefit Agreement dated March 1, 2004 between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and James B. Hyler, Jr. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2003)
10.4		Amended and Restated Employee Deferred Compensation, Consultation, Post-Retirement Non-Competition and Death Benefit Agreement dated March 1, 2004 between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and Frank B. Holding, Jr. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2003)
10.5		Amended and Restated Employee Deferred Compensation, Consultation, Post-Retirement Non-Competition and Death Benefit Agreement dated March 4, 2004 between Registrant’s subsidiary, IronStone Bank and James M. Parker (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2003)
10.6		Second Death Benefit and Post-Retirement Non-Competition and Consultation Agreement dated April 28, 1997, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1997)

10.7	Consulting Agreement dated February 17, 1988, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1987)
10.13	Article IV Section 4.1.d of the Agreement and Plan of Reorganization and Merger by and among First Investors Savings Bank, Inc., SSB, First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page II-38 of Registrant’s S-4 Registration Statement filed with the SEC on December 19, 1994 (Registration No. 33-84514)
10.14	Article IV Section 4.1.e of the Agreement and Plan of Reorganization and Merger by and among State Bank and First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page I-36 of Registrant’s S-4 Registration Statement filed with the SEC on November 16, 1994 (Registration No.
33-86286)
21	Subsidiaries of the Registrant (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)
99.1	Proxy Statement for Registrant’s 2005 Annual Meeting (separately filed)
99.2	Procedures for Shareholder Recommendations to Nominating Committee (filed herewith)
99.3	Reissued report of predecessor independent auditor as of and for the two-year period ended December 31, 2003 (filed herewith)

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO

KENNETH A. BLACK, CHIEF FINANCIAL OFFICER OF FIRST CITIZENS BANCSHARES, INC.