Form 10-Q
period 2005-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2005-05-09
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

(Number of shares outstanding, by class, as of May 6, 2005)

PART I

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets

First Citizens BancShares, Inc. and Subsidiaries

(thousands, except share data)	March 31* 2005	December 31# 2004	March 31* 2004
Assets
Cash and due from banks	$599,358	$679,683	$639,658
Overnight investments	642,461	383,743	622,212
Investment securities held to maturity	850,792	877,479	1,064,751
Investment securities available for sale	1,336,582	1,248,045	1,085,987
Loans and leases	9,404,742	9,354,387	8,616,987
Less allowance for loan and lease losses	125,710	123,861	114,675

Net loans and leases	9,279,032	9,230,526	8,502,312
Premises and equipment	605,724	568,365	542,340
Income earned not collected	43,619	40,574	39,336
Other assets	235,107	237,296	217,641

Total assets	$13,592,675	$13,265,711	$12,714,237

Liabilities
Deposits:
Noninterest-bearing	$2,561,043	$2,443,059	$2,225,397
Interest-bearing	9,068,339	8,907,739	8,570,139

Total deposits	11,629,382	11,350,798	10,795,536
Short-term borrowings	465,000	447,686	467,895
Long-term obligations	285,312	285,943	289,118
Other liabilities	110,413	94,974	114,605

Total liabilities	12,490,107	12,179,401	11,667,154
Shareholders’ Equity
Common stock:
Class A - $1 par value (8,756,778; 8,756,778 and 8,758,670 shares issued, respectively)	8,757	8,757	8,759
Class B - $1 par value (1,677,675 shares issued, respectively, for all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	949,749	927,621	878,931
Accumulated other comprehensive income (loss)	(1,382)	4,488	13,949

Total shareholders’ equity	1,102,568	1,086,310	1,047,083

Total liabilities and shareholders’ equity	$13,592,675	$13,265,711	$12,714,237

*	Unaudited
#	Derived from the 2004 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

First Citizens BancShares, Inc. and Subsidiaries

	Three Months Ended March 31
(thousands, except share and per share data; unaudited)	2005	2004
Interest income
Loans and leases	$132,343	$109,594
Investment securities:
U. S. Government	12,467	12,920
State, county and municipal	66	73
Other	371	269

Total investment securities interest and dividend income	12,904	13,262
Overnight investments	2,998	838

Total interest income	148,245	123,694
Interest expense
Deposits	35,346	25,122
Short-term borrowings	1,813	692
Long-term obligations	5,419	5,413

Total interest expense	42,578	31,227

Net interest income	105,667	92,467
Provision for loan and lease losses	5,326	7,847

Net interest income after provision for loan and lease losses	100,341	84,620
Noninterest income
Service charges on deposit accounts	18,693	19,371
Cardholder and merchant services income	16,253	14,129
Trust income	4,488	4,310
Fees from processing services	6,220	5,856
Commission income	6,263	6,554
ATM income	2,480	2,394
Mortgage income	1,506	1,976
Other service charges and fees	4,215	3,461
Securities gains	—	1,852
Other	1,105	1,640

Total noninterest income	61,223	61,543
Noninterest expense
Salaries and wages	51,726	51,067
Employee benefits	12,515	12,570
Occupancy expense	11,438	11,330
Equipment expense	12,507	12,650
Other	33,159	31,279

Total noninterest expense	121,345	118,896

Income before income taxes	40,219	27,267
Income taxes	15,222	9,936

Net income	24,997	17,331

Other comprehensive income (loss) net of taxes
Unrealized securities gains (losses) arising during period	(5,870)	4,438
Less: reclassified adjustment for gains included in net income	—	1,121

Other comprehensive income (loss)	(5,870)	3,317

Comprehensive income	$19,127	$20,648

Average shares outstanding	10,434,453	10,436,345
Net income per share	$2.40	$1.66

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

First Citizens BancShares, Inc. and Subsidiaries

(thousands,except share data, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2003	$8,759	$1,678	$143,766	$864,470	$10,632	$1,029,305
Net income				17,331		17,331
Unrealized securities gains, net of deferred taxes					3,317	3,317
Cash dividends				(2,870)		(2,870)

Balance at March 31, 2004	$8,759	$1,678	$143,766	$878,931	$13,949	$1,047,083

Balance at December 31, 2004	$8,757	$1,678	$143,766	$927,621	$4,488	$1,086,310
Net income				24,997		24,997
Unrealized securities losses, net of deferred taxes					(5,870)	(5,870)
Cash dividends				(2,869)		(2,869)

Balance at March 31, 2005	$8,757	$1,678	$143,766	$949,749	$(1,382)	$1,102,568

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	Three months ended March 31,
	2005	2004
	(thousands)
OPERATING ACTIVITIES
Net income	$24,997	$17,331
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	625	581
Provision for loan losses	5,326	7,847
Deferred tax (benefit) expense	(3,384)	1,612
Change in current taxes payable	15,967	7,040
Depreciation	10,987	11,103
Change in accrued interest payable	435	(3,870)
Change in income earned not collected	(3,045)	2,593
Securities gains	—	(1,852)
Origination of loans held for sale	(94,437)	(123,372)
Proceeds from sale of loans held for sale	106,552	125,823
Gain on loans held for sale	(448)	(1,066)
Net amortization of premiums and discounts	293	2,823
Net change in other assets	9,585	(4,895)
Net change in other liabilities	(964)	4,350

Net cash provided by operating activities	72,489	46,048

INVESTING ACTIVITIES
Net change in loans outstanding	(65,487)	(297,021)
Purchases of investment securities held to maturity	(166,098)	(76,363)
Purchases of investment securities available for sale	(347,452)	(381,082)
Proceeds from maturities of investment securities held to maturity	192,492	235,506
Proceeds from maturities of investment securities available for sale	249,238	545,157
Net change in overnight investments	(258,718)	(327,807)
Dispositions of premises and equipment	2,034	3,783
Additions to premises and equipment	(48,607)	(17,610)
Purchase of branch, net of cash acquired	18,343	—

Net cash used by investing activities	(424,255)	(315,437)

FINANCING ACTIVITIES
Net change in time deposits	105,499	60,325
Net change in demand and other interest-bearing deposits	152,128	23,879
Net change in short-term borrowings	16,683	37,545
Cash dividends paid	(2,869)	(2,870)

Net cash provided by financing activities	271,441	118,879

Change in cash and due from banks	(80,325)	(150,510)
Cash and due from banks at beginning of period	679,683	790,168

Cash and due from banks at end of period	$599,358	$639,658

CASH PAYMENTS FOR:
Interest	$42,143	$35,097
Income taxes	1,145	211

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains (losses)	$(9,677)	$5,480

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the 2004 First Citizens BancShares, Inc. Annual Report, which is incorporated by reference on Form 10-K. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2005. However, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

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

	March 31, 2005
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$21,378	$126,864	$1,276	$149,518	$(1,273)	$148,245
Interest expense	7,380	30,543	5,928	43,851	(1,273)	42,578

Net interest income	13,998	96,321	(4,652)	105,667	—	105,667
Provision for loan and lease losses	1,622	3,704	—	5,326	—	5,326

Net interest income after provision for loan and lease losses	12,376	92,617	(4,652)	100,341	—	100,341
Noninterest income	1,375	61,255	322	62,952	(1,729)	61,223
Noninterest expense	15,501	107,056	517	123,074	(1,729)	121,345

Income (loss) before income taxes	(1,750)	46,816	(4,847)	40,219	—	40,219
Income taxes	(576)	17,482	(1,684)	15,222	—	15,222

Net income (loss)	$(1,174)	$29,334	$(3,163)	$24,997	$—	$24,997

At March 31, 2005:
Total assets	$1,587,569	$11,867,771	$1,643,916	$15,099,256	$(1,506,581)	$13,592,675
Gross loans	1,441,228	7,963,514	—	9,404,742	—	9,404,742
Allowance for loan and lease losses	16,089	109,621	—	125,710	—	125,710
Total deposits	1,237,647	10,421,269	—	11,658,916	(29,534)	11,629,382

	March 31, 2004
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$15,193	$108,446	$571	$124,210	$(516)	$123,694
Interest expense	4,562	21,720	5,461	31,743	(516)	31,227

Net interest income	10,631	86,726	(4,890)	92,467	—	92,467
Provision for loan and lease losses	699	7,148	—	7,847	—	7,847

Net interest income after provision for loan and lease losses	9,932	79,578	(4,890)	84,620	—	84,620
Noninterest income	1,255	59,540	2,430	63,225	(1,682)	61,543
Noninterest expense	11,152	108,697	729	120,578	(1,682)	118,896

Income (loss) before income taxes	35	30,421	(3,189)	27,267	—	27,267
Income taxes	62	10,975	(1,101)	9,936	—	9,936

Net income (loss)	$(27)	$19,446	$(2,088)	$17,331	$—	$17,331

At March 31, 2004:
Total assets	$1,250,019	$11,340,590	$1,551,014	$14,141,623	$(1,427,386)	$12,714,237
Gross loans	1,123,721	7,493,266	—	8,616,987	—	8,616,987
Allowance for loan and lease losses	12,116	102,559	—	114,675	—	114,675
Total deposits	934,032	9,898,894	—	10,832,926	(37,390)	10,795,536

Note C

Employee Benefits

BancShares recognized pension expense totaling $3,735 and $2,703, respectively, in the three-month periods ended March 31, 2005 and 2004. Pension expense is included as a component of employee benefits expense.

	Three months ended March 31,
Components of Net Periodic Benefit Cost	2005	2004
Service cost	$3,414	$2,891
Interest cost	4,061	3,744
Expected return on plan assets	(4,695)	(4,473)
Amortization of prior service cost	97	38
Recognized net actuarial loss	858	503

Net periodic benefit cost	$3,735	$2,703

The expected long-term rate of return on plan assets for 2005 is 8.50 percent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). BancShares is a financial holding company with two wholly-owned banking subsidiaries: First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and IronStone Bank (ISB), a federally-chartered thrift institution. FCB operates branches in North Carolina, Virginia, and West Virginia. ISB operates in Georgia, Florida, Texas, New Mexico, Colorado, Arizona, California, Oregon and Washington.

This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2005, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

SUMMARY

BancShares’ earnings and cash flows are derived primarily from the commercial banking activities conducted by its banking subsidiaries. These activities include commercial and consumer lending, deposit and cash management products, cardholder, merchant services, wealth management services as well as various other products and services typically incidental to commercial banking. FCB and ISB gather deposits from retail and commercial customers and, along with BancShares and its other non-bank subsidiaries, obtain funding through various non-deposit sources. We invest the liquidity generated from these funding sources in various types of interest-earning assets such as loans, investment securities and overnight investments. We also invest in bank premises, furniture and equipment used in the subsidiaries’ commercial banking business.

Various external factors influence customer demand for our deposit and loan products. During 2004, economic conditions began to show signs of strengthening, and we experienced healthy loan demand that we attribute in part to commercial borrowings that had been deferred pending economic improvement. Interest rate pricing decisions are largely driven by external factors, including actions of the Federal Reserve and competitive pressures exerted by other financial institutions.

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

Our organization’s strengths and competitive position within the financial services industry suggest that opportunities for significant growth and expansion exist. We operate in diverse and growing geographic markets. We believe that through competitive products and superior customer service, we can increase business volumes and our profitability by attracting customers of larger competitors and customers of banks that have focused on growth through merger transactions. We seek opportunities to increase fee income in areas such as merchant processing, client bank services, factoring, insurance, cash management, wealth management and private banking services. In recent years, we have focused our efforts on customers who own their own businesses, medical and other professionals and individuals who are financially active.

We also focus attention on the risks that can endanger our profitability and growth prospects. These risks generally fall into categories of economic, industry systemic, competitive and regulatory. Due to the lack of control and the potential to result in a material impact upon our financial results, the risk area that is typically of greatest concern is economic. Specific economic risks include recession, rapid movements in interest rates and significant increases in inflation expectations. Compared to our larger competitors, our relatively small asset size and limited capital resources create a level of risk that requires significant and constant management attention.

Detailed information regarding the components of net income and other key financial data over the most recent five quarters is provided in Table 1. Table 4 provides information on net interest income. Table 5 provides information related to asset quality.

Net income. BancShares realized a significant increase in earnings during the first quarter of 2005 compared to the first quarter of 2004. Consolidated net income during the first quarter of 2005 was $25.0 million, compared to $17.3 million earned during the corresponding period of 2004. The $7.7 million or 44.2 percent increase resulted from higher net interest income and lower provision for loan and lease losses. The first quarter of 2004 included a $2.1 million gain on the sale of real estate and securities gains of $1.9 million. There were no comparable gains recorded during 2005.

Net income per share during the first quarter of 2005 totaled $2.40, compared to $1.66 during the first quarter of 2004, a 44.6 percent increase. Annualized return on average assets was 0.76 percent for the first quarter of 2005 and 0.56 percent for the first quarter of 2004. Annualized return on average equity for the first quarter of 2005 was 9.26 percent compared to 6.72 percent during the first quarter of 2004.

Profitability, liquidity and capital ratios are presented in Table 1 while Table 4 provides information regarding the changes and trends in interest-earning assets and interest-bearing liabilities.

Financial Summary	Table 1

	2005	2004
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(thousands, except share and per share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$148,245	$141,352	$131,411	$124,660	$123,694
Interest expense	42,578	38,159	33,320	31,120	31,227

Net interest income	105,667	103,193	98,091	93,540	92,467
Provision for loan losses	5,326	8,737	7,972	9,917	7,847

Net interest income after provision for loan losses	100,341	94,456	90,119	83,623	84,620
Noninterest income	61,223	62,878	63,634	62,901	61,543
Noninterest expense	121,345	118,954	120,381	121,348	118,896

Income before income taxes	40,219	38,380	33,372	25,176	27,267
Income taxes	15,222	13,608	16,504	9,304	9,936

Net income	$24,997	$24,772	$16,868	$15,872	$17,331

Net interest income-taxable equivalent	$106,014	$103,511	$98,403	$93,850	$92,792

SELECTED QUARTERLY AVERAGES
Total assets	$13,309,802	$13,251,848	$12,935,674	$12,723,435	$12,508,227
Investment securities	2,072,316	2,115,389	2,022,450	2,152,615	2,340,956
Loans and leases	9,357,480	9,232,186	9,058,562	8,818,359	8,454,599
Interest-earning assets	11,929,086	11,852,896	11,561,331	11,376,825	11,138,812
Deposits	11,379,079	11,323,508	11,039,247	10,843,065	10,634,865
Interest-bearing liabilities	9,640,417	9,532,116	9,330,244	9,234,863	9,210,244
Long-term obligations	285,666	286,060	286,536	287,597	289,161
Shareholders’ equity	$1,094,213	$1,075,566	$1,057,749	$1,044,864	$1,037,260
Shares outstanding	10,434,453	10,434,453	10,434,453	10,435,756	10,436,345

SELECTED QUARTER-END BALANCES
Total assets	$13,592,675	$13,265,711	$13,025,690	$12,836,454	$12,714,237
Investment securities	2,187,374	2,125,524	2,027,837	2,038,227	2,150,738
Loans and leases	9,404,742	9,354,387	9,150,859	8,988,095	8,616,987
Interest-earning assets	12,234,577	11,863,654	11,647,239	11,426,363	11,389,937
Deposits	11,629,382	11,350,798	11,124,996	10,962,062	10,795,536
Interest-bearing liabilities	9,818,651	9,641,368	9,426,235	9,266,406	9,327,152
Long-term obligations	285,312	285,943	286,437	286,657	289,118
Shareholders’ equity	$1,102,568	$1,086,310	$1,068,014	$1,046,483	$1,047,083
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,436,345

PROFITABILITY RATIOS (averages)
Rate of return (annualized) on:
Total assets	0.76%	0.74%	0.52%	0.50%	0.56%
Shareholders’ equity	9.26	9.16	6.34	6.11	6.72
Dividend payout ratio	11.46	11.60	16.98	18.09	16.57

LIQUIDITY AND CAPITAL RATIOS (averages)
Loans to deposits	82.23%	81.53%	82.06%	81.33%	79.50%
Shareholders’ equity to total assets	8.22	8.12	8.18	8.21	8.29
Time certificates of $100,000 or more to total deposits	11.90	11.43	11.16	10.91	10.69

PER SHARE OF STOCK
Net income	$2.40	$2.37	$1.62	$1.52	$1.66
Cash dividends	0.275	0.275	0.275	0.275	0.275
Book value at period end	105.67	104.11	102.35	100.29	100.33
Tangible book value at period end	94.66	93.12	91.31	89.27	89.25

ISB reported a net loss of $1.2 million during the first quarter of 2005, compared to a net loss of $27,000 during the first quarter of 2004. The first quarter of 2004 included a $2.1 million pretax gain on the sale of a parcel of real estate. Since its inception, ISB has generated a net loss of $27.5 million. Based on plans for further expansion, ISB’s net losses will likely extend into the foreseeable future.

Shareholders’ Equity. BancShares continues to exceed minimum regulatory capital standards, and the banking subsidiaries remain well-capitalized. However, the continued de novo growth has required BancShares to infuse significant amounts of capital into ISB to support its rapidly expanding balance sheet. BancShares infused $5.0 million into ISB during the first quarter of 2005. Through March 31, 2005, BancShares has provided $235.0 million in capital. BancShares’ prospective capacity to provide capital to support the growth and expansion of ISB is dependent upon FCB’s ability to return capital through dividends to BancShares.

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

During the first quarter of 2005, interest-earning assets averaged $11.93 billion, an increase of $790.3 million or 7.1 percent from the first quarter of 2004. This increase resulted from growth in the loan portfolio and overnight investments, partially offset by reductions in investment securities.

Loans. At March 31, 2005 and 2004, gross loans totaled $9.40 billion and $8.62 billion, respectively. As of December 31, 2004, gross loans were $9.35 billion. The $787.8 million or 9.1 percent growth in loans from March 31, 2004 to March 31, 2005 results from growth within BancShares’ commercial mortgage and construction and land development loan portfolios. This growth resulted from strong customer demand primarily during 2004.

Commercial real estate loans totaled $3.38 billion at March 31, 2005, representing 36.0 percent of total gross loans. This represents an increase of $615.2 million or 22.2 percent since March 31, 2004. Demand for commercial real estate loans continues to be strong at both FCB and ISB.

Outstanding Loans and Leases by Type	Table 2

	2005	2004
(thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Real estate:
Construction and land development	$637,707	$588,092	$591,810	$584,725	$537,761
Mortgage:
1-4 family residential	963,779	979,663	966,164	949,416	936,565
Commercial	3,381,635	3,279,729	3,102,986	2,947,691	2,766,408
Revolving	1,661,820	1,714,032	1,702,969	1,685,751	1,646,662
Other	165,348	171,700	175,323	178,206	172,593

Total real estate	6,810,289	6,733,216	6,539,252	6,345,789	6,059,989
Commercial and industrial	973,793	969,729	987,777	1,013,728	986,819
Consumer	1,360,603	1,397,820	1,378,970	1,394,192	1,345,782
Lease financing	197,495	192,164	185,925	175,204	162,765
Other	62,562	61,458	58,935	59,182	61,632

Total loans and leases	9,404,742	9,354,387	9,150,859	8,988,095	8,616,987
Less allowance for loan and lease losses	125,710	123,861	121,266	118,932	114,675

Net loans and leases	$9,279,032	$9,230,526	$9,029,593	$8,869,163	$8,502,312

Revolving mortgage loans totaled $1.66 billion at March 31, 2005, representing 17.7 percent of total loans outstanding. This component of the loan portfolio increased $15.2 million or 0.9 percent since March 31, 2004. Originations of new lines of credit have declined since the third quarter of 2004 in order to preserve lending capacity for loan secured by mortgages on commercial property, commercial and industrial loans and leases. Management anticipates that, during the second quarter of 2005, we will complete a securitization of approximately $250.0 million in revolving loans secured by real estate.

We continue to focus on customer development within the medical community. At March 31, 2005, 14 percent of our loan portfolio represented loans for office facilities, medical and dental equipment and other needs incidental to the respective area of practice. We do not believe that the focus on medical and dental lending presents inappropriate risk to our portfolio.

During the first quarter of 2005, loans averaged $9.36 billion, an increase of $902.9 million or 10.7 percent from the comparable period of 2004. Our recent growth through ISB has allowed us to mitigate our historic exposure to geographic concentration in North Carolina and Virginia. Although these markets have endured economic instability in the past, we are pleased with the diversification that we are beginning to realize by the growth of ISB. We are aware that, in the absence of rigorous underwriting and monitoring controls, rapid loan growth in new markets may present incremental lending risks. During the expansion of ISB into new markets, we have endeavored to ensure that such controls are functioning effectively. We will continue to place emphasis upon maintaining strong lending standards in new markets.

Improvements in general economic conditions in certain of our markets resulted in healthy loan demand among our business customers during 2004, and management anticipates continued growth in commercial mortgage loans during 2005. All loan projections are subject to change as a result of further economic deterioration or improvement. Loan projections are also dependent on interest rate movements, which are subject to the influence of inflation expectations and Federal Reserve actions.

Investment Securities	Table 3

	March 31, 2005				March 31, 2004
(thousands)	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield
Investment securities held to maturity:
U. S. Government:
Within one year	$455,685	$452,581	0/6	1.97%	$924,355	$928,562	0/6	1.94%
One to five years	380,856	377,772	1/7	3.14	122,207	122,749	1/5	1.75
Five to ten years	—	—			56	59	5/8	8.00
Ten to twenty years	11,835	12,084	12/1	5.55	15,229	15,914	13/1	5.55
Over twenty years	432	432	23/8	7.20	709	733	24/8	7.23

Total	848,808	842,869	1/2	2.54	1,062,556	1,068,017	0/10	1.97
State, county and municipal:
Within one year	165	166	0/3	5.55	—	—
One to five years	146	155	4/1	5.88	355	355	1/3	5.55
Five to ten years	—	—			145	156	5/1	5.88
Ten to twenty years	1,423	1,565	13/1	6.02	1,420	1,581	14/1	6.02

Total	1,734	1,886	11/1	5.96	1,920	2,092	11/0	5.92
Other
Within one year	—	—			25	25	1/0	1.05
One to five years	250	250	3/4	7.75	250	250	4/4	7.75
Five to ten years	—	—			—	—

Total	250	250	3/4	7.75	275	275	4/11	7.14
Total investment securities held to maturity	850,792	845,005	1/2	2.55	1,064,751	1,070,384	0/10	1.98

Investment securities available for sale:
U. S. Government:
Within one year	896,718	878,534	0/4	2.50	788,447	789,772	0/3	2.67
One to five years	367,364	362,737	1/9	3.22	214,270	214,877	1/8	1.81
Five to ten years	151	147	6/4	5.43	706	724	8/8	5.04
Ten to twenty years	2,341	2,271	13/8	4.76	1,990	1,986	14/0	4.61
Over twenty years	32,227	31,681	28/10	5.34	19,013	19,099	28/11	5.24

Total	1,298,801	1,275,370	1/5	2.78	1,024,426	1,026,458	1/2	2.55
State, county and municipal:
Within one year	730	729	0/2	1.20	1,233	1,234	0/2	1.89
One to five years	4,023	3,984	2/10	3.19	4,029	4,059	2/11	2.53
Five to ten years	1,118	1,107	7/1	4.64	2,149	2,168	6/9	4.25
Ten to twenty years	—	—			—	—
Over twenty years	145	145	27/8	1.15	145	145	28/9	1.15

Total	6,016	5,965	3/11	3.17	7,556	7,606	4/1	2.89
Marketable equity securities	34,016	55,247			30,929	51,923

Total investment securities available for sale	1,338,833	1,336,582			1,062,911	1,085,987

Total investment securities	$2,189,625	$2,181,587			$2,127,662	$2,156,371

Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income tax purposes and 6.9% for state income taxes for all periods.

Investment Securities. At March 31, 2005 and 2004, the investment portfolio totaled $2.19 billion and $2.15 billion, respectively. At December 31, 2004, the investment portfolio was $2.13 billion. Table 3 presents detailed information relating to the investment securities portfolio.

Investment securities held to maturity totaled $850.8 million at March 31, 2005, compared to $1.06 billion at March 31, 2004. The $214.0 million reduction in investment securities held to maturity occurred as portions of the liquidity generated from maturing held-to-maturity securities were re-invested in available for sale securities. Securities classified as available for sale enhance the overall liquidity and flexibility of the balance sheet. The average maturity of the held-to-maturity portfolio increased from 10 months at March 31, 2004 to 14 months at March 31, 2005. Securities that are classified as held to maturity reflect BancShares’ ability and positive intent to hold those investments until maturity.

Investment securities available for sale totaled $1.34 billion at March 31, 2005, compared to $1.09 billion at March 31, 2004. The $251.2 million increase from March 31, 2004 enhances balance sheet liquidity. Available-for-sale securities are reported at their aggregate fair value.

Total investment securities averaged $2.07 billion during the first quarter of 2005, compared to $2.34 billion during the first quarter of 2004, a decrease of $268.6 million or 11.5 percent. The reduction in average total investment securities resulted from liquidity needs arising from strong loan demand.

Overnight investments. Overnight investments averaged $499.3 million during the first quarter of 2005, an increase of $156.0 million or 45.5 percent from the first quarter of 2004. The higher balance in overnight investments resulted from liquidity management decisions.

Income on Interest-Earning Assets. Interest income amounted to $148.2 million during the first quarter of 2005, a 19.8 percent increase from the first quarter of 2004. Higher yields and higher average volume caused the increase in interest income in the first quarter of 2005 when compared to the same period of 2004. The taxable-equivalent yield on interest-earning assets for the first quarter of 2005 was 5.04 percent, compared to 4.47 percent for the corresponding period of 2004.

Loan interest income for the first quarter of 2005 was $132.3 million, an increase of $22.7 million or 20.8 percent from the first quarter of 2004, the result of higher average balances and higher yields. For the first quarter, average loans increased $902.9 million or 10.7 percent from 2004 to 2005. The taxable-equivalent yield on the loan portfolio was 5.74 percent during the first quarter of 2005, compared to 5.22 percent during the same period of 2004. The higher loan yields resulted from new loans originated at current market rates and repricing of outstanding variable-rate loans.

Interest income earned on the investment securities portfolio amounted to $12.9 million during the first quarter of 2005 and $13.3 million during the same period of 2004, a decrease of $358,000 or 2.7 percent. This decrease in income is the result of the $268.6 million reduction in average investment securities. Maturing securities not needed to fund loan growth were reinvested in higher-yielding securities. The taxable-equivalent yield increased 24 basis points from 2.29% in the first quarter of 2004 to 2.53% in the first quarter of 2005.

Interest income from overnight investments was $3.0 million during the first quarter of 2005, an increase of $2.2 million from the $838,000 earned during the first quarter of 2004, the combined result of a 146 basis point increase in the earned yield and $156.0 million growth in average overnight investments

INTEREST-BEARING LIABILITIES

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

At March 31, 2005 and 2004, interest-bearing liabilities totaled $9.82 billion and $9.33 billion, respectively, compared to $9.64 billion as of December 31, 2004. During the first quarter of 2005, interest-bearing liabilities averaged $9.64 billion, an increase of $430.2 million or 4.7 percent from the first quarter of 2004. This increase primarily resulted from higher levels of time and Checking With Interest deposits.

Deposits At March 31, 2005, total deposits were $11.63 billion, an increase of $833.8 million or 7.7 percent over March 31, 2004. Compared to the December 31, 2004 balance of $11.35 billion, total deposits have increased $278.6 million or 2.5 percent. Deposits at ISB increased by $303.6 million or 32.5 percent from March 31, 2004 to March 31, 2005.

Average interest-bearing deposits were $8.91 billion during the first quarter of 2005, an increase of $423.8 million from the first quarter of 2004. Average time deposits increased $282.6 million or 7.6 percent to $3.99 billion from the first quarter of 2004 to the same period of 2005. Supplementing the growth in time deposits, average Checking With Interest deposits increased $90.2 million or 6.2 percent from the first quarter of 2004 to the same period of 2005. Average savings balances increased $29.2 million or 4.1 percent, while average money market accounts increased $21.8 million or 0.8 percent from first quarter of 2004 to the first quarter of 2005.

We attribute the growth of time deposits to the higher interest rate environment, and expect that time deposits balances will continue to increase as market rates move higher. BancShares continues to offer competitively-priced products in an effort to attract and retain core deposit relationships.

Short-term Borrowings At March 31, 2005, short-term borrowings totaled $465.0 million compared to $447.7 million at December 31, 2004 and $467.9 million at March 31, 2004. For the quarters ended March 31, 2005 and 2004, short-term borrowings averaged $445.5 million and $435.6 million, respectively. The growth in short-term borrowings is the result of higher master note borrowings and repurchase agreements, partially offset by a reduction in federal funds purchased.

Expense on Interest-Bearing Liabilities. Interest expense amounted to $42.6 million during the first quarter of 2005, an $11.4 million or 36.3 percent increase from the first quarter of 2004. The higher interest expense was the result of higher rates and higher average volume. The rate on average interest-bearing liabilities was 1.79 percent, a 43 basis point increase in the aggregate blended rate on interest-bearing liabilities as compared to the first quarter of 2004.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - First Quarter	Table 4

	2005			2004			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$9,357,480	$132,659	5.74%	$8,454,599	$109,880	5.22%	$11,780	$10,999	$22,779
Investment securities:
U. S. Government	2,010,445	12,467	2.51	2,279,443	12,921	2.28	(1,630)	1,176	(454)
State, county and municipal	7,929	97	4.96	9,555	111	4.67	(20)	6	(14)
Other	53,939	371	2.79	51,958	269	2.08	11	91	102

Total investment securities	2,072,316	12,935	2.53	2,340,956	13,301	2.29	(1,639)	1,273	(366)
Overnight investments	499,290	2,998	2.44	343,257	838	0.98	651	1,509	2,160

Total interest-earning assets	$11,929,086	$148,592	5.04%	$11,138,812	$124,019	4.47%	$10,792	$13,781	$24,573

Liabilities
Deposits:
Checking With Interest	$1,542,002	$460	0.12%	$1,451,797	$425	0.12%	$31	$4	$35
Savings	748,441	373	0.20	719,244	358	0.20	15	—	15
Money market accounts	2,625,438	9,536	1.47	2,603,661	4,300	0.66	36	5,200	5,236
Time deposits	3,993,331	24,977	2.54	3,710,755	20,039	2.17	1,532	3,406	4,938

Total interest-bearing deposits	8,909,212	35,346	1.61	8,485,457	25,122	1.19	1,614	8,610	10,224
Federal funds purchased	43,525	252	2.35	47,925	101	0.85	(18)	169	151
Repurchase agreements	141,332	354	1.02	138,820	119	0.34	2	233	235
Master notes	205,319	839	1.66	189,592	314	0.67	44	481	525
Other short-term borrowings	55,363	368	2.70	59,289	158	1.07	(19)	229	210
Long-term obligations	285,666	5,419	7.59	289,161	5,413	7.49	(65)	71	6

Total interest-bearing liabilities	$9,640,417	$42,578	1.79%	$9,210,244	$31,227	1.36%	$1,558	$9,793	$11,351

Interest rate spread			3.25%			3.11%

Net interest income and net yield on interest-earning assets		$106,014	3.60%		$92,792	3.34%	$9,234	$3,988	$13,222

Average loan and lease balances include nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and state income tax rate of 6.90% for each period. The taxable-equivalent adjustment was $347 for 2005 and $325 for 2004.

NET INTEREST INCOME

Net interest income totaled $105.7 million during the first quarter of 2005, an increase of $13.2 million or 14.3 percent from the first quarter of 2004. The taxable-equivalent net yield on interest-earning assets was 3.60 percent for the first quarter of 2005, compared to the 3.34 percent achieved for the first quarter of 2004. Due to our asset-sensitive position, the increase in market interest rates in the first quarter contributed to the 26 basis point improvement in net yield.

As the economy continues to strengthen, inflation concerns could influence the Federal Reserve to continue to increase interest rates. Current interest rates and moderate loan demand should support improvements in net interest income during the remaining quarters of 2005. Further increases in interest rates by the Federal Reserve resulting in a higher prime lending rate should have a positive effect on the interest rate spread due to BancShares’ one-year positive interest rate gap.

A principal objective of BancShares’ asset/liability management function is to manage interest rate risk or the exposure to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing characteristics that are intended to protect against extreme interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. We do not utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our interest rate sensitivity and interest rate risk. Management is aware of the potential negative impact that movements in market interest rates may have on net interest income.

ASSET QUALITY

The maintenance of excellent asset quality is one of our primary areas of focus. We have historically dedicated significant resources to ensuring we are prudent in our lending practices. Accordingly, we have focused on asset quality as a key performance measure.

Nonperforming assets. At March 31, 2005, BancShares’ nonperforming assets amounted to $22.9 million or 0.24 percent of gross loans plus foreclosed properties, compared to $23.3 million at December 31, 2004, and $20.2 million at March 31, 2004. Management views these levels of nonperforming assets as evidence of strong asset quality. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

Allowance for Loan and Lease Losses. Management continuously analyzes the growth and risk characteristics of the total loan portfolio under current economic conditions in order to evaluate the adequacy of the allowance for loan and lease losses. Such factors as the financial condition of borrowers, fair market value of collateral and other considerations are recognized in estimating probable credit losses.

During the first quarter of 2005, we extracted from the allowance for loan and lease losses the amount established as a liability for unfunded credit commitments. The liability for unfunded credit commitments, which is reported as a component of other liabilities for all periods presented, relates to outstanding commitments under commercial future advance loans, Capital Lines, EquityLines, credit cards and other lines of credit.

Summary of Loan and Lease Loss Experience and Risk Elements	Table 5

	2005	2004
(thousands, except ratios)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Allowance for credit losses at beginning of period	$130,832	$127,857	$125,357	$121,957	$119,357
Provision for loan and lease losses	5,326	8,737	7,972	9,917	7,847
Net charge-offs:
Charge-offs	(5,745)	(6,651)	(6,655)	(7,288)	(5,952)
Recoveries	2,268	889	1,183	771	705

Net charge-offs	(3,477)	(5,762)	(5,472)	(6,517)	(5,247)

Allowance for credit losses at end of period	$132,681	$130,832	$127,857	$125,357	$121,957

Allowance for credit losses includes:
Allowance for loan and lease losses	$125,710	$123,861	$121,266	$118,932	$114,675
Liability for unfunded credit commitments	6,971	6,971	6,591	6,425	7,282

Allowance for credit losses at end of period	$132,681	$130,832	$127,857	$125,357	$121,957

Historical Statistics
Average loans and leases	$9,357,480	$9,232,186	$9,058,562	$8,818,359	$8,454,599
Loans and leases at period-end	9,404,742	9,354,387	9,150,859	8,988,095	8,616,987

Risk Elements
Nonaccrual loans and leases	$15,344	$14,266	$16,062	$17,282	$13,969
Other real estate	7,533	9,020	7,749	6,633	6,202

Total nonperforming assets	$22,877	$23,286	$23,811	$23,915	$20,171

Accruing loans and leases 90 days or more past due	$7,480	$12,192	$10,473	$11,389	$16,220

Ratios
Net charge-offs (annualized) to average total loans and leases	0.15%	0.25%	0.24%	0.30%	0.25
Percent of total loans and leases at period-end:
Allowance for loan and lease losses	1.34	1.33	1.33	1.32	1.34
Reserve for unfunded commitments	0.07	0.07	0.07	0.07	0.08

Allowance for loan and lease losses plus reserve for unfunded commitments	1.41	1.40	1.40	1.39	1.42

Nonperforming assets to total loans plus other real estate	0.24	0.25	0.26	0.27	0.23

At March 31, 2005, the allowance for loan losses amounted to $125.7 million compared to $123.9 million at December 31, 2004, and $114.7 million at March 31, 2004.

On a combined basis, the allowance for loan and lease losses and the liability for unfunded credit commitments totals $132.7 million at March 31, 2005 or 1.41 percent of total loans and leases. This compares to 1.40 percent at December 31, 2004 and 1.42 percent at March 31, 2004.

The provision for loan losses charged to operations during the first quarter of 2005 was $5.3 million, compared to $7.8 million during the first quarter of 2004. The $2.5 million decrease in the provision for loan loss during 2005 resulted from lower net charge offs and moderately slower loan growth. Net charge-offs during the first quarter of 2005 were $3.5 million compared to $5.2 million during the first quarter of 2004. Much of the reduction in net charge-offs resulted from a $1.6 million increase in recoveries. On an annualized basis, net charge-offs represent 0.15 percent of average loans outstanding during the first quarter of 2005 compared to 0.25 percent of average loans outstanding in the first quarter of 2004. Table 5 provides details concerning the allowance and provision for loan losses over the past five quarters.

Management considers the established allowance adequate to absorb estimated probable losses that relate to loans outstanding at March 31, 2005, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require the recognition of adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

During the first three months of 2005, noninterest income was $61.2 million, compared to $61.5 million during the same period of 2004. The $320,000 or 0.5 percent decrease was primarily due to reductions in securities gains, service charges on deposit accounts and mortgage income. Offsetting these reductions were improved cardholder and merchant services income, other service charges and fees, and fees from processing services.

During the first quarter of 2004, sales of available-for-sale investment securities generated a net gain of $1.9 million. There were no securities transactions in the first quarter of 2005.

Service charges on deposit accounts generated $18.7 million and $19.4 million for the first quarter of 2005 and 2004, respectively. The $678,000 or 3.5 percent decrease was primarily due to lower commercial service charges, the result of higher interest rates, which reduce service charge income earned on commercial analysis accounts. Growth in bad check and overdraft charges partially offset the reduction in service charges due in part to higher rates adopted during the second quarter of 2004.

Mortgage income was $1.5 million in the first quarter of 2005 and $2.0 million in the first quarter of 2004. This decrease resulted from significantly lower mortgage origination activity during 2005. Management anticipates that mortgage origination activity during 2005 will lag behind that achieved in 2004, resulting in a continuing reduction in mortgage income.

Offsetting these reductions in noninterest income, cardholder and merchant services income increased $2.1 million or 15.0 percent to $16.3 million during the first quarter. This increase resulted from higher merchant discount income due to higher transaction volume, and higher interchange income, the result of growth in cardholder transaction volume.

Other service charges and fees increased $754,000 during the first quarter of 2005, primarily due to new fees we began collecting in late 2004. Fees from processing services totaled $6.2 million in the first quarter of 2005 and $5.9 million in the first quarter of 2004. The $364,000 or 6.2 percent increase was primarily the result of growth in the number of transactions processed for client banks.

Trust income improved $178,000 or 4.1 percent to $4.5 million during the first quarter of 2005 due to new sales activity and favorable results from accounts that generate fees based on asset values. Within commission income, which decreased $291,000 or 4.4 percent, income from broker-dealer activities declined $545,000 as a result of weaker sales volume. Income generated by insurance agency activities and factoring improved when compared to 2004.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefit costs, occupancy costs related to branch offices and support facilities, and equipment costs related to branch offices and technology.

Noninterest expense equaled $121.3 million for the first three months of 2005, a 2.1 percent increase over the $118.9 million recorded during the same period of 2004. As a result of its continued expansion, ISB’s noninterest expense increased from $11.2 million for the first quarter of 2004 to $15.5 million in 2005, a $4.3 million or 39.0 percent increase.

Salaries and wages increased $659,000 during 2005 when compared to the same period of 2004. Due to a continuing workforce expansion, salary costs at ISB increased $1.4 million from the first quarter of 2004 to the same period of 2005. Employee benefits expense totaled $12.5 million for the first three months of 2005, a decrease of $55,000. This 0.4 percent decrease was the net result of lower employee health insurance costs and higher pension expense.

Occupancy expense was $11.4 million during the first quarter of 2005 and $11.3 million during the first quarter of 2004. The $108,000 or 1.0 percent increase resulted from higher rent expense and other occupancy costs arising from ISB’s continued branch expansion.

Equipment expense decreased $143,000 to $12.5 million for the first quarter of 2005 when compared to the same period in 2004. Much of the 1.1 percent decrease in equipment expense is related to lower hardware depreciation.

Other expenses increased $1.9 million or 6.0 percent from the first quarter of 2004 to the first quarter of 2005. This increase includes a $731,000 increase in card processing costs and smaller increases among other operating expenses. An additional unfavorable variance resulted from the absence of a $2.1 million gain recognized on the sale of ISB property during the first quarter of 2004. The first quarter of 2005 included reductions in telecommunications, legal, insurance claims expense and postage.

INCOME TAXES

Income tax expense amounted to $15.2 million during the three months ended March 31, 2005, compared to $9.9 million during the same period of 2004. The 53.2 percent increase in income tax expense was primarily the result of higher pre-tax income. The effective tax rates for these periods were 37.8 percent and 36.4 percent, respectively. BancShares continually monitors and evaluates the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. On a periodic basis, we evaluate our income tax positions based on current tax law, positions taken by various tax auditors within the jurisdictions that BancShares is required to file income tax returns as well as potential or pending audits or assessments by such tax auditors.

LIQUIDITY

BancShares has historically maintained a strong focus on liquidity, and our deposit base represents our primary liquidity source. Through our deposit pricing strategies, we have the ability to stimulate or curtail deposit growth. BancShares also maintains additional sources for borrowed funds through federal funds lines of credit and other borrowing facilities. At March 31, 2005, BancShares had access to $475.0 million in unfunded borrowings through its correspondent bank network.

Once we have satisfied our loan demand, residual liquidity is invested in overnight and longer-term investment products. Investment securities available for sale provide immediate liquidity as needed. In addition, investment securities held to maturity provide an ongoing liquidity source based on the scheduled maturity dates of the securities.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

BancShares continues to exceed all minimum regulatory capital requirements, and the banking subsidiaries remain well-capitalized. At March 31, 2005 and 2004, the leverage capital ratios of BancShares were 9.39 percent and 9.42 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares’ Tier 1 capital ratios were 12.15 percent at March 31, 2005 and 12.61 percent at March 31, 2004. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratios were 13.49 percent at March 31, 2005 and 13.96 percent as of March 31, 2004. The minimum total capital ratio is 8 percent. BancShares and its subsidiary banks exceed the capital standards established by their respective regulatory agencies.

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

IronStone Bank. At March 31, 2005, ISB operated 48 branches in Florida, Georgia, Texas, New Mexico, Colorado, Arizona, California, Oregon and Washington. ISB continues to focus on markets with favorable growth prospects. Our business model for these new markets has two pivotal requirements. First, we are recruiting and hiring experienced bankers who are established in the markets we are entering and who are focused on strong asset quality and delivering high quality customer service. Second, we are occupying attractive and accessible branch facilities. Both of these are costly goals, but we believe that they are critical to establishing a solid foundation for future success in these new markets.

ISB’s total assets increased from $1.25 billion at March 31, 2004 to $1.59 billion at March 31, 2005, an increase of $338.7 million or 27.0 percent. Net interest income increased $3.4 million or 31.7 percent during the first quarter of 2005, the result of balance sheet growth and an improved net yield on interest-earning assets.

The provision for loan and lease losses increased $923,000 during the first quarter of 2005 due to allowances needed for current loan growth. Net charge-offs increased from $99,000 in the first quarter of 2004 to $272,000 in the first quarter of 2005. On an annualized basis, the ratio of current quarter net charge-offs to average loans outstanding equaled 0.08 percent.

ISB’s noninterest income increased slightly during 2005, as growth in factoring commissions and cardholder and merchant services income was offset by reduced service charge and mortgage income.

Noninterest expense increased $4.3 million or 39.0 percent during the first quarter of 2005, versus the same period of 2004. The continuing expansion resulted in a $1.4 million or 27.9 percent increase in salary expense, a $398,000 or 36.1 percent increase in employee benefits expense, a $100,000 or 4.0 percent increase in occupancy expense and a $59,000 or 6.5 percent increase in equipment expense. The rapid pace of noninterest expense growth is likely to continue through 2005 as we continue to open new ISB facilities.

Other expense was $15.5 million during the first quarter of 2005 compared to $11.2 million during the first quarter of 2004. The $4.3 million increase includes the impact of a $2.1 million gain recognized on the sale of property during the first quarter of 2004. The rest of the increase resulted from higher levels of general operating expenses.

ISB recorded a net loss of $1.2 million during the first quarter of 2005, compared to a net loss of $27,000 recorded during the same period of 2004. This represents an unfavorable variance of $1.1 million. ISB has recently opened facilities in Oregon and Washington and continues to evaluate expansion opportunities. As this growth continues, ISB will incur incremental operating costs, particularly in the areas of personnel and occupancy. As a result of the de novo status of much of the ISB franchise and plans for continued expansion, ISB’s net losses will likely extend into the foreseeable future.

First Citizens Bank. At March 31, 2005, FCB operated 340 branches in North Carolina, Virginia and West Virginia, compared to 337 branches at March 31, 2004.

FCB’s total assets increased from $11.34 billion at March 31, 2004 to $11.87 billion at March 31, 2005, an increase of $527.2 million or 4.6 percent, the result of strong loan growth, offset by reductions in investment securities and overnight investments. FCB’s net interest income increased $9.6 million or 11.1 percent during 2005, due to a higher yield on interest-earning assets and higher loan balances.

The provision for loan and lease losses decreased $3.4 million due to lower net charge offs. Net charge-offs decreased $1.9 million or 37.8 percent. FCB’s noninterest income increased $1.7 million or 2.9 percent during the first quarter of 2005, primarily the result of higher cardholder and merchant services income. Noninterest expense decreased $1.6 million or 1.5 percent during 2005, due to lower personnel and employee benefit costs.

FCB recorded net income of $29.3 million during the first quarter of 2005 compared to $19.4 million during the same period of 2004. This represents a $9.9 million or 50.8 percent increase in net income.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of March 31, 2005, BancShares’ market risk profile has not changed significantly from December 31, 2004.

Item 4. Controls and Procedures

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

No change in BancShares’ internal control over financial reporting occurred during the first quarter of 2005 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II

Item 6. Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2005	FIRST CITIZENS BANCSHARES, INC.
(Registrant)

	By:	/s/ Kenneth A. Black
Kenneth A. Black
Vice President, Treasurer
and Chief Financial Officer