Form 10-Q
period 2005-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2005-08-08
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

(Number of shares outstanding, by class, as of August 4, 2005)

PART I

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets

First Citizens BancShares, Inc. and Subsidiaries

(thousands, except share data)	June 30* 2005	December 31# 2004	June 30* 2004
Assets
Cash and due from banks	$680,415	$679,683	$707,336
Overnight investments	634,027	383,743	400,041
Investment securities held to maturity	802,210	877,479	935,168
Investment securities available for sale	1,842,125	1,248,045	1,103,059
Loans and leases	9,300,984	9,354,387	8,988,095
Less allowance for loan and lease losses	126,247	123,861	118,932

Net loans and leases	9,174,737	9,230,526	8,869,163
Premises and equipment	609,766	568,365	553,870
Income earned not collected	47,393	40,574	38,150
Other assets	232,393	237,296	229,667

Total assets	$14,023,066	$13,265,711	$12,836,454

Liabilities
Deposits:
Noninterest-bearing	$2,633,209	$2,443,059	$2,419,716
Interest-bearing	9,124,880	8,907,739	8,542,346

Total deposits	11,758,089	11,350,798	10,962,062
Short-term borrowings	621,708	447,686	437,403
Long-term obligations	409,964	285,943	286,657
Other liabilities	99,063	94,974	103,849

Total liabilities	12,888,824	12,179,401	11,789,971
Shareholders’ Equity
Common stock:
Class A - $1 par value (8,756,778 shares issued, respectively, for all periods)	8,757	8,757	8,757
Class B - $1 par value (1,677,675 shares issued, respectively, for all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	976,955	927,621	891,720
Accumulated other comprehensive income	3,086	4,488	562

Total shareholders’ equity	1,134,242	1,086,310	1,046,483

Total liabilities and shareholders’ equity	$14,023,066	$13,265,711	$12,836,454

*	Unaudited
#	Derived from the 2004 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

First Citizens BancShares, Inc. and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
(thousands, except share and per share data; unaudited)	2005	2004	2005	2004
Interest income
Loans	$139,393	$111,760	$271,736	$221,354
Investment securities:
U. S. Government	16,123	11,581	28,590	24,501
State, county and municipal	64	70	130	143
Dividends	378	295	749	564

Total investment securities interest and dividend income	16,565	11,946	29,469	25,208
Overnight investments	4,248	954	7,246	1,792

Total interest income	160,206	124,660	308,451	248,354
Interest expense
Deposits	40,500	24,963	75,846	50,085
Short-term borrowings	2,798	696	4,611	1,388
Long-term obligations	6,238	5,461	11,657	10,874

Total interest expense	49,536	31,120	92,114	62,347

Net interest income	110,670	93,540	216,337	186,007
Provision for credit losses	6,994	9,917	12,320	17,764

Net interest income after provision for credit losses	103,676	83,623	204,017	168,243
Noninterest income
Service charges on deposit accounts	19,683	20,581	38,376	39,952
Cardholder and merchant services income	18,129	16,272	34,382	30,401
Trust income	4,798	4,306	9,286	8,616
Fees from processing services	6,296	5,939	12,516	11,795
Commission income	6,571	6,222	12,834	12,776
ATM income	2,665	2,664	5,145	5,058
Mortgage income	2,313	2,512	3,819	4,488
Other service charges and fees	3,889	3,277	8,104	6,738
Securities gains (losses)	(22)	—	(22)	1,852
Other	4,244	1,128	5,349	2,768

Total noninterest income	68,566	62,901	129,789	124,444
Noninterest expense
Salaries and wages	52,538	51,426	104,264	102,493
Employee benefits	13,141	12,791	25,656	25,361
Occupancy expense	11,448	10,947	22,886	22,277
Equipment expense	12,522	12,503	25,029	25,153
Other	34,302	33,681	67,461	64,960

Total noninterest expense	123,951	121,348	245,296	240,244

Income before income taxes	48,291	25,176	88,510	52,443
Income taxes	18,215	9,304	33,437	19,240

Net income	$30,076	$15,872	$55,073	$33,203

Other comprehensive income (loss) net of taxes
Unrealized securities gains (losses) arising during period	$4,455	$(13,387)	$(1,415)	$(8,949)
Less: reclassified adjustment for gains (losses) included in net income	(13)	—	(13)	1,121

Other comprehensive income (loss) net of taxes	4,468	(13,387)	(1,402)	(10,070)

Comprehensive income	$34,544	$2,485	$53,671	$23,133

Average shares outstanding	10,434,453	10,435,756	10,434,453	10,436,051
Net income per share	$2.88	$1.52	$5.28	$3.18

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

First Citizens BancShares, Inc. and Subsidiaries

(thousands, except share data, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2003	$8,759	$1,678	$143,766	$864,470	$10,632	$1,029,305
Net income				33,203		33,203
Redemption of 1,892 shares of Class A common stock	(2)			(213)		(215)
Cash dividends				(5,740)		(5,740)
Unrealized securities losses, net of deferred taxes					(10,070)	(10,070)

Balance at June 30, 2004	$8,757	$1,678	$143,766	$891,720	$562	$1,046,483

Balance at December 31, 2004	$8,757	$1,678	$143,766	$927,621	$4,488	$1,086,310
Net income				55,073		55,073
Cash dividends				(5,739)		(5,739)
Unrealized securities losses, net of deferred taxes					(1,402)	(1,402)

Balance at June 30, 2005	$8,757	$1,678	$143,766	$976,955	$3,086	$1,134,242

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	Six months ended June 30,
	2005	2004
	(thousands)
OPERATING ACTIVITIES
Net income	$55,073	$33,203
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	1,260	1,168
Provision for credit losses	12,320	17,764
Deferred tax (benefit) expense	(4,236)	7,673
Change in current taxes payable	2,227	(6,577)
Depreciation	22,354	21,975
Change in accrued interest payable	9,196	(667)
Change in income earned not collected	(6,819)	3,779
Securities losses (gains)	22	(1,852)
Origination of loans held for sale	(231,866)	(277,616)
Proceeds from sale of loans	466,178	281,650
Gain on sale of loans	(4,135)	(2,062)
Net amortization of premiums and discounts	143	4,776
Net change in other assets	9,950	(14,837)
Net change in other liabilities	(7,334)	4,865

Net cash provided by operating activities	324,333	73,242

INVESTING ACTIVITIES
Net change in loans outstanding	(186,697)	(675,233)
Purchases of investment securities held to maturity	(245,991)	(169,228)
Purchases of investment securities available for sale	(885,761)	(856,523)
Proceeds from maturities of investment securities held to maturity	321,117	456,001
Proceeds from maturities of investment securities available for sale	289,016	981,407
Net change in overnight investments	(250,284)	(105,636)
Dispositions of premises and equipment	3,736	5,704
Additions to premises and equipment	(65,718)	(41,933)
Purchase of branches, net of cash transferred	18,343	-

Net cash used in investing activities	(1,002,239)	(405,441)

FINANCING ACTIVITIES
Net change in time deposits	276,795	42,982
Net change in demand and other interest-bearing deposits	109,539	207,748
Net change in short-term borrowings	173,043	4,592
Repayments of long-term obligations	—
Originations of long-term obligations	125,000	—
Repurchases of common stock	—	(215)
Cash dividends paid	(5,739)	(5,740)

Net cash provided by financing activities	678,638	249,367

Change in cash and due from banks	732	(82,832)
Cash and due from banks at beginning of period	679,683	790,168

Cash and due from banks at end of period	$680,415	$707,336

CASH PAYMENTS FOR:
Interest	$82,918	$35,097
Income taxes	36,281	211

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains (losses)	$(2,643)	$(16,639)

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

FCB is a mature banking institution that operates from a single state bank charter from its branch network in North Carolina, Virginia and West Virginia. FCB has announced plans to expand its branch network into Maryland and Tennessee. ISB began operations in 1997 and currently operates in Georgia, Florida, Texas, Arizona, California, New Mexico, Colorado, Oregon and Washington under a federal thrift charter.

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

	As of and for the six months ended June 30, 2005
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$44,902	$263,409	$3,390	$311,701	$(3,250)	$308,451
Interest expense	15,980	66,473	12,911	95,364	(3,250)	92,114

Net interest income	28,922	196,936	(9,521)	216,337	—	216,337
Provision for credit losses	3,462	8,858	—	12,320	—	12,320

Net interest income after provision for credit losses	25,460	188,078	(9,521)	204,017	—	204,017
Noninterest income	3,299	129,366	718	133,383	(3,594)	129,789
Noninterest expense	31,495	216,223	1,172	248,890	(3,594)	245,296

Income (loss) before income taxes	(2,736)	101,221	(9,975)	88,510	—	88,510
Income taxes	(886)	37,786	(3,463)	33,437	—	33,437

Net income (loss)	$(1,850)	$63,435	$(6,512)	$55,073	$—	$55,073

Total assets	$1,719,936	$12,165,852	$1,771,306	$15,657,094	$(1,634,028)	$14,023,066
Gross loans	1,533,959	7,767,025	—	9,300,984	—	9,300,984
Allowance for loan and lease losses	17,643	108,604	—	126,247	—	126,247
Total deposits	1,385,843	10,412,568	—	11,798,411	(40,322)	11,758,089

	As of and for the six months ended June 30, 2004
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$30,959	$217,170	$1,183	$249,312	$(958)	$248,354
Interest expense	9,398	42,868	11,039	63,305	(958)	62,347

Net interest income	21,561	174,302	(9,856)	186,007	—	186,007
Provision for credit losses	1,965	15,799	—	17,764	—	17,764

Net interest income after provision for credit losses	19,596	158,503	(9,856)	168,243	—	168,243
Noninterest income	2,621	122,075	3,068	127,764	(3,320)	124,444
Noninterest expense	24,661	217,350	1,553	243,564	(3,320)	240,244

Income (loss) before income taxes	(2,444)	63,228	(8,341)	52,443	—	52,443
Income taxes	(837)	22,989	(2,912)	19,240	—	19,240

Net income (loss)	$(1,607)	$40,239	$(5,429)	$33,203	$—	$33,203

Total assets	$1,326,646	$11,416,636	$2,079,530	$14,822,812	$(1,986,358)	$12,836,454
Gross loans	1,203,035	7,785,060	—	8,988,095	—	8,988,095
Allowance for loan and lease losses	12,987	105,945	—	118,932	—	118,932
Total deposits	968,147	10,033,037	—	11,001,184	(39,122)	10,962,062

Note C

Employee Benefits

BancShares recognized pension expense totaling $7,470 and $6,005, respectively, in the six-month periods ended June 30, 2005 and 2004. Pension expense is included as a component of employee benefits expense.

	Six months ended June 30,
Components of Net Periodic Benefit Cost	2005	2004
Service cost	$6,828	$5,861
Interest cost	8,122	7,262
Expected return on plan assets	(9,390)	(8,285)
Amortization of prior service cost	194	73
Recognized net actuarial loss	1,716	1,094

Net periodic benefit cost	$7,470	$6,005

The expected long-term rate of return on plan assets for 2005 is 8.50 percent.

Note D

Asset Securitization and Sale

During the second quarter of 2005, BancShares completed the securitization and sale of $256,232 of its home equity lines of credit. The transaction generated a pre-tax gain of $2,874, which is included in other noninterest income. BancShares will continue to service the assets that were sold.

The securitization and sale transaction was accounted for under the provisions of Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (Statement 140). The transaction was completed using a Qualified Special Purpose Entity (QPSE) which, in accordance with Statement 140, is a legally isolated, bankruptcy remote entity beyond the control of the seller. The QPSE is therefore not included within the consolidated financial statements.

BancShares received cash totaling $240,399 from the sale, net of $7,816 of loans retained by the trust as overcollateralization and $8,017 for cash collections and transaction costs.

BancShares retained a residual interest in the securitized assets in the form of an interest-only strip, which is included within investment securities available for sale and is carried at its estimated fair value. Since quoted market prices are not readily available for retained residual interests, the fair value was estimated based on various factors that may have an impact on the fair value of the retained interests. The assumed discount rate was 11 percent; the assumed rate of annual credit losses was 10 basis points; the estimated weighted average loan life was 3.3 years. Based on the assumptions used, the estimated fair value of the retained residual interest was $11,586 at the date of the securitization and at June 30, 2005.

BancShares established a servicing asset of $1,401, which represents the estimated fair value of the right to service the loans that were securitized and sold. The estimated fair value was determined based on various assumptions, including a 10 percent discount rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). BancShares is a financial holding company with two wholly-owned banking subsidiaries: First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and IronStone Bank (ISB), a federally-chartered thrift institution. FCB operates branches in North Carolina, Virginia and West Virginia. ISB operates offices in Georgia, Florida, Texas, New Mexico, Arizona, California, Oregon, Washington and Colorado. FCB is in the process of establishing offices in Tennessee and Maryland.

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

SUMMARY

BancShares’ earnings and cash flows are derived primarily from the commercial banking activities conducted by its banking subsidiaries, which include commercial and consumer lending, deposit and cash management products, cardholder and merchant services, wealth management services as well as various other products and services typically associated with commercial banking. FCB and ISB gather interest-bearing and noninterest-bearing deposits from retail and commercial customers. BancShares and its subsidiaries also provide supplemental short-term and long-term funding through various non-deposit sources. The liquidity generated from these funding sources is primarily invested in interest-earning assets consisting of various types of loans and leases, investment securities and overnight investments. In addition, funds are invested in bank premises as well as furniture and equipment used in the subsidiaries’ commercial banking business.

Various external factors influence customer demand for our deposit and loan products. As economic conditions improved in early 2004, loan demand was strong throughout our market areas. However, in late 2004 and during the first six months of 2005, FCB’s loan growth rates weakened causing consolidated loan growth to slow. Additionally, as short-term interest rates have continued to rise in connection with actions by the Federal Reserve, variable loan rates and yields on our investment securities have repriced towards higher market rates allowing improvement in the net interest margin. The increasing level of interest rates also has affected the composition of our deposit base, as customers rotate liquidity from low cost demand deposit and money market accounts to higher cost time deposits.

The general strength of the economy and higher interest rates also influence the quality and collectibility of the loan portfolio, as consumer bankruptcy rates and debt service levels tend to reflect the general economic cycle. Utilizing various asset–liability management and asset quality tools, we strive to minimize the potentially adverse financial impact of unforeseen and unfavorable economic trends and to take advantage of favorable economic conditions where appropriate.

Financial institutions frequently focus their strategic and operating emphasis on maximizing profitability, and therefore measure their relative success by reference to profitability measures such as return on average assets or return on average shareholders’ equity. BancShares’ return on average assets and return on average equity have historically compared unfavorably to the returns of similarly sized financial holding companies. BancShares has historically placed greater emphasis upon asset quality, balance sheet liquidity and capital conservation, even when those priorities may be detrimental to current earnings.

Our organization’s strengths and the competitive position of BancShares within the financial services industry suggest that continued opportunities for significant growth and expansion exist. We operate in diverse and growing geographic markets. We believe that through superior customer service, opportunities exist to increase earnings by attracting customers of larger competitors and customers of banks that have focused on growth through merger transactions. We seek opportunities to increase fee income in areas such as merchant processing, client bank services, factoring, insurance, cash management, wealth management and private banking services. In recent years, we have focused our efforts on customers who own their own businesses, medical and other professionals and individuals who are financially active.

We focus substantial attention on the risks that can endanger our profitability and growth prospects. Such risks generally include those that are internal, and thus substantially controllable by management, and those risks that are external to BancShares. External risks fall into categories of economic, industry systemic, competitive and regulatory. Due to the inability to control the outcome of external risks, management believes that the identification of appropriate strategic initiatives in response to such external risks provides reasonable safeguards to minimize their potential adverse impact.

Detailed information regarding the components of net income and other key financial data over the most recent five quarters is provided in Table 1. Tables 4 and 5 provide information on net interest income. Table 6 provides information related to asset quality.

Net income. BancShares realized a significant increase in earnings during the second quarter of 2005 compared to the second quarter of 2004. Consolidated net income during the second quarter of 2005 was $30.1 million, compared to $15.9 million earned during the corresponding period of 2004, a $14.2 million or 89.5 percent increase. The improvement in net income during 2005 resulted from higher net interest income and noninterest income combined with a reduction in the provision for credit losses. Net income per share during the second quarter of 2005 totaled $2.88, compared to $1.52 during the second quarter of 2004. The annualized returns on average assets and equity were 0.89 percent and 10.79 percent for the second quarter of 2005 respectively as compared to 0.50 percent and 6.11 percent for the corresponding period in 2004.

For the first six months of 2005, BancShares recorded net income of $55.1 million, compared to $33.2 million earned during the first six months of 2004. The $21.9 million or 65.9 percent increase was attributable to significantly higher levels of net interest income, improved noninterest income and lower provision for loan losses. Net income per share for the first six months of 2005 was $5.28, compared to $3.18 during the same period of 2004. On an annualized basis, BancShares returned 0.82 percent on average assets during the first six months of 2005 compared to 0.53 percent during the corresponding period of 2004. Annualized return on average equity for the first six months of 2005 was 10.04 percent compared to 6.42 percent during the same period of 2004.

ISB reported net losses of $676,000 and $1.9 million during the second quarter and first six months of 2005, respectively, compared to net losses of $1.6 million reported during the comparable periods of 2004. Continuing losses by ISB result from higher provision for loan losses as well as costs associated with both planned and actual new branch openings. Since its inception, ISB has generated net losses of $28.2 million. Based on the magnitude of recent and planned branch growth, ISB’s net losses will likely extend into the foreseeable future.

Shareholders’ Equity. BancShares continues to exceed minimum regulatory capital standards, and the banking subsidiaries remain well-capitalized. In recent years, the de novo growth of ISB has required the infusion of significant amounts of capital by BancShares to support its rapidly expanding balance sheet. BancShares infused $10.0 million into ISB during the first six months of 2005. Since ISB was chartered in 1997, BancShares has provided $240.0 million in capital. BancShares’ prospective capacity to provide capital to support the growth and expansion of ISB is highly dependent upon FCB’s ability to return capital through dividends to BancShares.

Financial Summary	Table 1

	2005		2004			Six Months Ended June 30
(thousands, except per share data and ratios)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2005	2004
Summary of Operations
Interest income	$160,206	$148,245	$141,352	$131,411	$124,660	$308,451	$248,354
Interest expense	49,536	42,578	38,159	33,320	31,120	92,114	62,347

Net interest income	110,670	105,667	103,193	98,091	93,540	216,337	186,007
Provision for credit losses	6,994	5,326	8,737	7,972	9,917	12,320	17,764

Net interest income after provision for credit losses	103,676	100,341	94,456	90,119	83,623	204,017	168,243
Noninterest income	68,566	61,223	62,878	63,634	62,901	129,789	124,444
Noninterest expense	123,951	121,345	118,954	120,381	121,348	245,296	240,244

Income before income taxes	48,291	40,219	38,380	33,372	25,176	88,510	52,443
Income taxes	18,215	15,222	13,608	16,504	9,304	33,437	19,240

Net income	$30,076	$24,997	$24,772	$16,868	$15,872	$55,073	$33,203

Net interest income-taxable equivalent	$111,038	$106,014	$103,511	$98,403	$93,850	$217,052	$186,642

Selected Quarterly Averages
Total assets	$13,618,161	$13,309,802	$13,251,848	$12,935,674	$12,723,435	$13,464,834	$12,615,831
Investment securities	2,345,056	2,072,316	2,115,389	2,022,450	2,152,615	2,209,440	2,246,786
Loans and leases	9,324,200	9,357,480	9,232,186	9,058,562	8,818,359	9,340,748	8,636,479
Interest-earning assets	12,255,663	11,929,086	11,852,896	11,561,331	11,376,825	12,093,277	11,257,819
Deposits	11,562,349	11,379,079	11,323,508	11,039,247	10,843,065	11,471,238	10,738,965
Interest-bearing liabilities	9,867,227	9,640,417	9,532,116	9,330,244	9,234,863	9,755,118	9,222,553
Long-term obligations	308,461	285,666	286,060	286,536	287,597	297,126	288,379
Shareholders’ equity	$1,118,122	$1,094,213	$1,075,566	$1,057,749	$1,044,864	$1,106,682	$1,040,202
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,435,756	10,434,453	10,436,051

Selected Quarter-End Balances
Total assets	$14,023,066	$13,592,675	$13,265,711	$13,025,690	$12,836,454	$14,023,066	$12,836,454
Investment securities	2,644,335	2,187,374	2,125,524	2,027,837	2,038,227	2,644,335	2,038,227
Loans and leases	9,300,984	9,404,742	9,354,387	9,150,859	8,988,095	9,300,984	8,988,095
Interest-earning assets	12,579,346	12,234,577	11,863,654	11,647,239	11,426,363	12,579,346	11,426,363
Deposits	11,758,089	11,629,382	11,350,798	11,124,996	10,962,062	11,758,089	10,962,062
Interest-bearing liabilities	10,156,552	9,818,651	9,641,368	9,426,235	9,266,406	10,156,552	9,266,406
Long-term obligations	409,964	285,312	285,943	286,437	286,657	409,964	286,657
Shareholders’ equity	$1,134,242	$1,102,568	$1,086,310	$1,068,014	$1,046,483	$1,134,242	$1,046,483
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets	0.89%	0.76%	0.74%	0.52%	0.50%	0.82	0.53
Shareholders’ equity	10.79	9.26	9.16	6.34	6.11	10.04	6.42
Dividend payout ratio	9.55	11.46	11.60	16.98	18.09	10.42	17.30

Liquidity and Capital Ratios (averages)
Loans to deposits	80.64%	82.23%	81.53%	82.06%	81.33%	81.43	80.42
Shareholders’ equity to total assets	8.21	8.22	8.12	8.18	8.21	8.22	8.25
Time certificates of $100,000 or more to total deposits	12.24	11.90	11.43	11.16	10.91	12.06	10.79

Per Share of Stock
Net income	$2.88	$2.40	$2.37	$1.62	$1.52	$5.28	$3.18
Cash dividends	0.275	0.275	0.275	0.275	0.275	0.55	0.55
Book value at period end	108.70	105.67	104.11	102.35	100.29	108.70	100.29
Tangible book value at period end	97.75	94.66	93.12	91.31	89.27	97.75	89.27

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and maturity of the underlying asset. Accordingly, riskier investments typically carry a higher interest rate, but expose the investor to potentially higher levels of default. We have historically focused on maintaining high asset quality, which results in a loan portfolio subjected to strenuous underwriting and monitoring procedures. Our investment securities portfolio includes high-quality assets, primarily United States Treasury and government agency securities. Generally, the investment securities portfolio grows and shrinks based on loan and deposit trends. When deposit growth exceeds loan demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds deposit growth, we use proceeds from maturing securities to fund loan demand. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.

Interest-earning assets for the second quarter of 2005 averaged $12.26 billion, an increase of $878.8 million or 7.7 percent from the second quarter of 2004. For the six months ended June 30, 2005, interest-earning assets averaged $12.09 billion, an increase of $835.5 million or 7.4 percent over the same period of 2004. These increases resulted primarily from growth in the loan portfolio.

Loans. At June 30, 2005 and 2004, gross loans totaled $9.30 billion and $8.99 billion, respectively. The $312.9 million growth in loans from June 30, 2004 to June 30, 2005 represents a 3.5 percent annual growth rate. During the second quarter of 2005, FCB completed the securitization and sale of $256.2 million in revolving mortgage loans. Table 2 details outstanding loans by type for the past five quarters.

During the twelve-month period from June 30, 2004 to June 30, 2005, FCB’s overall loan growth has remained modest while ISB’s commercial loans have displayed significant increases. On a consolidated basis, total loans secured by real estate grew from $6.35 billion at June 30, 2004 to $6.67 billion at June 30, 2005, an increase of $321.5 million or 5.1 percent. Commercial mortgage loans displayed strong growth, increasing from $2.95 billion at June 30, 2004 to $3.43 billion at June 30, 2005, a $482.0 million or 16.4 percent growth rate. Construction and land development real estate loans increased $105.6 million or 18.1 percent from June 30, 2004 to June 30, 2005. Revolving mortgage loans decreased $290.6 million or 17.2 percent from June 30, 2004 to June 30, 2005, primarily due to the previously discussed securitization and sale.

At $2.63 billion as of June 30, 2005, total non-real estate-secured loans declined slightly from June 30, 2004. However, demand for our lease financing products have been strong, prompting a $29.9 million or 17.0 percent increase in outstanding leases over the twelve-month period to $205.1 million as of June 30, 2005.

We continue to focus on customer development within the medical community. At June 30, 2005, 14.5 percent of our loan portfolio represented loans for office facilities, medical and dental equipment and other needs incidental to the respective area of practice. We do not believe that the focus on medical and dental lending presents an inappropriate risk to our portfolio.

Our recent growth through ISB has allowed us to mitigate our historic exposure to geographic concentration in North Carolina and Virginia. Although these markets have endured economic instability in the past, we are pleased with the diversification that we are beginning to realize by the growth of ISB. We are aware that, in the absence of rigorous centralized underwriting and monitoring controls, rapid loan growth in new markets may present incremental lending risks. During the expansion of ISB into new markets, we have endeavored to ensure that such controls are functioning effectively and will continue to place emphasis upon maintaining strong lending standards in new markets.

Outstanding Loans and Leases by Type	Table 2

	2005		2004
(thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Real estate:
Construction and land development	$690,362	$637,707	$588,092	$591,810	$584,725
Mortgage:
1-4 family residential	980,410	963,779	979,663	966,164	949,416
Commercial	3,429,643	3,381,635	3,279,729	3,102,986	2,947,691
Revolving	1,395,122	1,661,820	1,714,032	1,702,969	1,685,751
Other	171,729	165,348	171,700	175,323	178,206

Total real estate	6,667,266	6,810,289	6,733,216	6,539,252	6,345,789
Commercial and industrial	1,007,969	973,793	969,729	987,777	1,013,728
Consumer	1,355,860	1,360,603	1,397,820	1,378,970	1,394,192
Lease financing	205,056	197,495	192,164	185,925	175,204
Other	64,833	62,562	61,458	58,935	59,182

Total loans and leases	9,300,984	9,404,742	9,354,387	9,150,859	8,988,095
Less allowance for loan and lease losses	126,247	125,710	123,861	121,266	118,932

Net loans and leases	$9,174,737	$9,279,032	$9,230,526	$9,029,593	$8,869,163

Investment securities. At June 30, 2005 and 2004, the investment portfolio totaled $2.64 billion and $2.04 billion, respectively. The material $606.1 million or 29.7 percent increase in the investment portfolio since June 30, 2004 resulted from additional balance sheet liquidity provided by deposit growth, proceeds from the sale of the securitized revolving mortgage loans and proceeds arising from the issuance of $125 million in subordinated debt. Table 3 presents detailed information relating to the investment securities portfolio.

Investment securities held to maturity totaled $802.2 million at June 30, 2005, compared to $935.2 million at June 30, 2004. The average maturity of the held-to-maturity portfolio has extended from 9 months at June 30, 2004 to 14 months at June 30, 2005. Securities that are classified as held-to-maturity reflect BancShares’ ability and positive intent to hold those investments until maturity.

Investment securities available for sale totaled $1.84 billion at June 30, 2005, compared to $1.10 billion at June 30, 2004. The general shift in investment securities away from the held to maturity classification toward available for sale results from our decision to increase balance sheet liquidity and flexibility. Available-for-sale securities are reported at their aggregate fair value.

Overnight investments. Overnight investments totaled $634.0 million at June 30, 2005, compared to $400.0 million at June 30, 2004. Overnight investments averaged $586.4 million during the second quarter of 2005, an increase of $180.6 million or 44.5 percent from the second quarter of 2004. For the six-month periods ended June 30, overnight investments averaged $543.1 million and $374.6 million, respectively, for 2005 and 2004. The increased levels of overnight investments resulted from liquidity management decisions.

Investment Securities	Table 3

	June 30, 2005				June 30, 2004
(thousands)	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield
Investment securities held to maturity:
U. S. Government:
Within one year	$431,112	$428,568	0/7	2.25%	$824,322	$824,164	0/6	1.93%
One to five years	358,493	357,615	1/7	3.38	94,054	93,169	1/5	1.79
Five to ten years	—	—			32	33	5/8	8.00
Ten to twenty years	10,203	10,492	11/10	5.55	14,087	14,399	12/10	5.55
Over twenty years	415	416	23/5	7.23	628	646	24/5	7.25

Total	800,223	797,091	1/2	2.80	933,123	932,411	0/7	1.97
State, county and municipal:
Within one year	165	165	0/1	5.55	—	—
One to five years	146	155	3/10	5.88	350	365	2/7	5.69
Five to ten years	—	—			—	—
Ten to twenty years	1,424	1,578	12/10	6.02	1,420	1,550	13/10	6.02

Total	1,735	1,898	10/10	5.96	1,770	1,915	11/7	5.95
Other
Within one year	—	—			25	25	0/7	1.05
One to five years	250	250	3/4	7.75	250	250	4/1	7.75
Five to ten years	—	—			—	—

Total	250	250	3/3	7.75	275	275	3/9	7.14

Total investment securities held to maturity	$802,208	$799,239	1/2	2.81	$935,168	$934,601	0/9	1.98

Investment securities available for sale:
U. S. Government:
Within one year	$1,025,314	$1,012,111	0/4	2.71%	$805,753	$791,096	0/4	2.59%
One to five years	727,676	724,662	1/10	3.54	235,343	231,352	1/11	2.10
Five to ten years	136	132	6/1	5.42	678	661	8/8	5.03
Ten to twenty years	2,266	2,231	13/5	4.76	1,888	1,818	13/9	4.60
Over twenty years	30,489	30,486	28/8	5.34	21,107	20,488	28/10	5.24

Total	1,785,881	1,769,622	1/5	3.10	1,064,769	1,045,415	1/8	2.54
State, county and municipal:
Within one year	901	893	0/11	2.00	854	828	0/11	1.18
One to five years	3,103	3,099	3/1	3.54	4,096	4,055	3/5	3.03
Five to ten years	1,117	1,129	6/10	4.64	1,303	1,279	7/7	4.59
Ten to twenty years	—	—			—	—
Over twenty years	145	145	27/5	1.15	145	145	28/5	1.15

Total	5,266	5,266	4/2	3.44	6,398	6,307	4/6	3.06
Other
Within one year	—	—			—	—
One to five years	—	—			—	—
Ten to twenty years	11,780	11,780	12/5	11.18	—	—
Five to ten years	—	—			—	—

Total	11,780	11,780			—	—
Equity securities	34,416	55,457			30,935	51,337

Total investment securities available for sale	1,837,343	1,842,125			1,102,102	1,103,059

Total investment securities	$2,639,551	$2,641,364			$2,037,270	$2,037,660

Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income tax purposes and 6.9% for state income taxes for all periods.

Income on Interest-Earning Assets. Interest income amounted to $160.2 million during the second quarter of 2005, a $35.5 million or 28.5 percent increase from the second quarter of 2004. This growth was the result of both higher yields and growth in interest-earning assets. For the second quarter, the taxable-equivalent yield on average interest-earning assets increased 83 basis points from 4.42 percent in 2004 to 5.25 percent in 2005.

Loan interest income for the second quarter of 2005 was $139.4 million, an increase of $27.6 million or 24.7 percent from the second quarter of 2004, due to higher loan yields and growth in the loan portfolio. The taxable-equivalent yield on loans increased 90 basis points from 5.11 percent to 6.01 percent from the second quarter of 2004 to the second quarter of 2005 due to new loans originated at current market rates and favorable repricing of existing variable rate loans due to increases in the prime interest rate prompted by Federal Reserve actions. Loan interest income in subsequent periods will be affected by the volume reduction resulting from the securitization and sale of revolving mortgage loans.

Within the investment securities portfolio, interest income was $16.6 million during the second quarter of 2005 compared to $11.9 million during the second quarter of 2004, an increase of $4.6 million or 38.7 percent. This increase in interest income was the result of higher yields on investments securities and growth within investment securities. The short average maturity of the investment securities portfolio caused the taxable-equivalent yield to increase by 59 basis points from 2.24 percent in 2004 to 2.83 percent in 2005.

Overnight investments generated interest income of $4.2 million during the second quarter of 2005, compared to $954,000 during the same period of 2004. This significant change is the combined result of higher average investments and a 196 basis points yield increase. Overnight investments returned 2.91 percent during the second quarter of 2005 compared to 0.95 percent during the same period of 2004.

Interest income amounted to $308.5 million during the first six months of 2005, a $60.1 million or 24.2 percent increase from the same period of 2004, the result of higher yields and growth in interest-earning assets. The taxable-equivalent yield on interest-earning assets increased 70 basis points from 4.44 percent for the first six months of 2004 to 5.14 percent during the same period of 2005. Higher market interest rates during 2005 caused the favorable rate variance.

For the six months ended June 30, 2005, loan interest income was $271.7 million, an increase of $50.4 million or 22.8 percent from the same period of 2004. The improvement in interest income reflects the effect of a 71 basis point increase in loan yields as well as growth in the loan portfolio.

For the six months ended June 30, 2005, income earned on the investment securities portfolio amounted to $29.5 million, compared to $25.2 million during the same period of 2004, an increase of $4.3 million or 16.9 percent. This increase was the result of a 41 basis point increase in the taxable-equivalent yield caused by the reinvestment yield on maturing securities exceeding that of the maturing instruments.

Interest earned on overnight investments totaled $7.2 million during the first six months of 2005 compared to $1.8 million during the same period of 2004, a $5.5 million or 304.4 percent increase. This strong growth was the combined result of higher average overnight investments and a 173 basis point yield increase.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include our interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits are our primary funding source, although we also utilize non-deposit borrowings to fulfill commercial customer requirements for cash management services and to stabilize our liquidity base. Certain of our long-term borrowings also provide capital strength under existing guidelines established by the Federal Reserve and other banking regulators.

At June 30, 2005 and 2004, interest-bearing liabilities totaled $10.16 billion and $9.27 billion, respectively. During the second quarter of 2005, interest-bearing liabilities averaged $9.87 billion, an increase of $632.4 million or 6.8 percent from the second quarter of 2004. This increase resulted from growth in interest-bearing deposits and long-term and short-term obligations.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Second Quarter	Table 4

	2005			2004			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$9,324,200	$139,729	6.01%	$8,818,359	$112,033	5.11%	$7,177	$20,519	$27,696
Investment securities:
U. S. Government	2,282,254	16,123	2.83	2,091,869	11,580	2.23	1,238	3,305	4,543
State, county and municipal	7,472	96	5.15	8,838	108	4.91	(17)	5	(12)
Other	55,330	378	2.74	51,908	295	2.29	22	61	83

Total investment securities	2,345,056	16,597	2.83	2,152,615	11,983	2.24	1,243	3,371	4,614
Overnight investments	586,407	4,248	2.91	405,851	954	0.95	869	2,425	3,294

Total interest-earning assets	$12,255,663	$160,574	5.25%	$11,376,825	$124,970	4.42%	$9,289	$26,315	$35,604

Liabilities
Deposits:
Checking With Interest	$1,575,287	$479	0.12%	$1,515,628	$449	0.12%	$24	$6	$30
Savings	756,682	383	0.20	746,563	373	0.20	8	2	10
Money market accounts	2,599,379	11,444	1.77	2,517,362	4,285	0.68	229	6,930	7,159
Time deposits	4,104,738	28,194	2.76	3,731,536	19,856	2.14	2,281	6,057	8,338

Total interest-bearing deposits	9,036,086	40,500	1.80	8,511,089	24,963	1.18	2,542	12,995	15,537
Federal funds purchased	43,327	300	2.78	40,110	86	0.86	14	200	214
Repurchase agreements	128,872	453	1.41	140,528	127	0.36	(26)	352	326
Master notes	294,642	1,605	2.18	194,517	325	0.67	357	923	1,280
Other short-term borrowings	55,839	440	3.16	61,022	158	1.04	(27)	309	282
Long-term obligations	308,461	6,238	8.09	287,597	5,461	7.64	426	351	777

Total interest-bearing liabilities	$9,867,227	$49,536	2.01	$9,234,863	$31,120	1.36%	$3,286	$15,130	$18,416

Interest rate spread			3.24%			3.06%

Net interest income and net yield on interest-earning assets		$111,038	3.63%		$93,850	3.32%	$6,003	$11,185	$17,188

Average loan balances include nonaccrual loans and leases. Yields related to loans and leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.90% for each period. The taxable-equivalent adjustment was $368 and $310 for 2005 and 2004, respectively.

Deposits. At June 30, 2005, total deposits were $11.76 billion, an increase of $796.0 million or 7.3 percent over June 30, 2004. Interest-bearing deposits averaged $9.04 billion during the second quarter of 2005 compared to $8.51 billion during the second quarter of 2004, an increase of $525.0 million or 6.2 percent. In the second quarter, average time deposits increased $373.2 million or 10.0 percent from 2005 to 2004 as customers shifted liquidity out of money market and other transaction accounts into higher-yielding time deposit instruments. Average money market and Checking With Interest balances increased only 3.3 percent and 3.9 percent respectively from the second quarter of 2004 to the second quarter of 2005.

For the first six months of 2005, interest-bearing deposits averaged $8.97 billion compared to $8.50 billion during the same period of 2004. This $474.7 million or 5.6 percent increase results from continued growth in all deposit categories, especially time deposits and Checking With Interest.

Short-term borrowings. At June 30, 2005, short-term borrowings totaled $621.7 million compared to $437.4 million at June 30, 2004. For the quarters ended June 30, 2005 and 2004, short-term borrowings averaged $522.7 million and $436.2 million, respectively. The $86.5 million or 19.8 percent increase in short-term borrowings resulted from master note growth, as customer interest in commercial cash management products has improved due to higher interest rates on those products.

For the six-month periods ended June 30, 2005 and 2004, short-term borrowings averaged $485.0 million and $435.9 million, respectively, an increase of 11.3 percent also caused by improved master note demand.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Six Months	Table 5

	2005			2004			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$9,340,748	$272,388	5.87%	$8,636,479	$221,912	5.16%	$19,045	$31,431	$50,476
Investment securities:
U. S. Government	2,147,226	28,590	2.67	2,185,531	24,501	2.25	(455)	4,544	4,089
State, county and municipal	7,699	193	5.06	9,197	220	4.81	(37)	10	(27)
Other	54,515	749	2.77	52,058	564	2.18	30	155	185

Total investment securities	2,209,440	29,532	2.68	2,246,786	25,285	2.27	(462)	4,709	4,247
Overnight investments	543,089	7,246	2.69	374,554	1,792	0.96	1,522	3,932	5,454

Total interest-earning assets	$12,093,277	$309,166	5.14%	$11,257,819	$248,989	4.44%	$20,105	$40,072	$60,177

Liabilities
Deposits:
Checking With Interest	$1,558,736	$939	0.12%	$1,483,712	$874	0.12%	$55	$10	$65
Savings	752,585	756	0.20	732,904	731	0.20	22	3	25
Money market accounts	2,612,335	20,980	1.62	2,560,511	8,585	0.67	252	12,143	12,395
Time deposits	4,049,343	53,171	2.65	3,721,146	39,895	2.16	3,875	9,401	13,276

Total interest-bearing deposits	8,972,999	75,846	1.70	8,498,273	50,085	1.19	4,204	21,557	25,761
Federal funds purchased	43,426	552	2.56	44,018	187	0.85	(5)	370	365
Repurchase agreements	135,067	807	1.20	139,674	246	0.35	(18)	579	561
Master notes	250,897	2,444	1.96	192,054	639	0.67	386	1,419	1,805
Other short-term borrowings	55,603	808	2.93	60,155	316	1.06	(45)	537	492
Long-term obligations	297,126	11,657	7.85	288,379	10,874	7.54	333	450	783

Total interest-bearing liabilities	$9,755,118	$92,114	1.90%	$9,222,553	$62,347	1.36%	$4,855	$24,912	$29,767

Interest rate spread			3.24%			3.08%

Net interest income and net yield on interest-earning assets		$217,052	3.62%		$186,642	3.33%	$15,250	$15,160	$30,410

Average loan balances include nonaccrual loans and leases. Yields related to loans and leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.90% for each period. The taxable-equivalent adjustment was $715 and $635 for 2005 and 2004, respectively.

Long-term obligations. At June 30, 2005 and 2004, long-term obligations totaled $410.0 million and $286.7 million, respectively. The increase reflects the impact of $125 million in 5.125 percent ten-year fixed rate subordinated debt issued during the second quarter of 2005.

Expense on Interest-Bearing Liabilities. BancShares’ interest expense amounted to $49.5 million during the second quarter of 2005, an $18.4 million or 59.2 percent increase from the second quarter of 2004. The higher interest expense was the result of increasing market interest rates. The rate on interest-bearing liabilities was 2.01 percent during the second quarter of 2005 compared to 1.36 percent during the same period of 2004.

For the year-to-date, interest expense was $92.1 million, compared to $62.3 million for the same period of 2004. The $29.8 million or 47.7 percent increase results primarily from higher interest rates and growth in average time deposits. The rate on interest-bearing liabilities increased from 1.36 percent during the first six months of 2004 to 1.90 percent for the same period of 2005, a 54 basis point difference. The rate on money market accounts increased 95 basis points to 1.62 percent while the rate on time deposits increased 49 basis points from 2.16 percent to 2.65 percent. For the first six months, average interest-bearing liabilities increased $532.6 million or 5.8 percent from $9.22 billion to $9.76 billion. Average time deposits increased $328.2 million to $4.05 billion.

NET INTEREST INCOME

Net interest income totaled $110.7 million during the second quarter of 2005, an increase of $17.1 million or 18.3 percent from the $93.5 million recorded during the second quarter of 2004. The taxable-equivalent net yield on interest-earning assets was 3.63 percent for the second quarter of 2005, an increase of 31 basis points from the 3.32 percent reported for the second quarter of 2004. The growth in net interest income resulted primarily from higher interest rates and the asset-sensitive position of our balance sheet.

Net interest income was $216.3 million and $186.0 million for the six-month periods ended June 30, 2005 and 2004, respectively. This represents an increase of $30.3 million or 16.3 percent. Year-to-date net interest income benefited from both favorable rate and volume variances. Net interest income for ISB increased $7.4 million or 34.1 percent during the first six months of 2005 due to strong loan growth and a favorable rate variance.

Our asset/liability management strategy continues to focus on maintaining high levels of balance sheet liquidity and managing our interest rate risk. We maintain portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing characteristics that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. We do not use interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our interest rate sensitivity and interest rate risk. Management believes that due to the current interest sensitivity position of the balance sheet, future interest rate hikes will benefit net interest income. However, the favorable impact of rising interest rates could be offset by a flattened or inverted yield curve. We also recognize that downward movements in market interest rates may have an adverse impact on net interest income.

ASSET QUALITY

The maintenance of excellent asset quality is one of our primary areas of focus. Historically, we have dedicated significant resources to ensuring we are prudent in our lending practices. Accordingly, we have focused on asset quality as a key performance measure.

Nonperforming assets. At June 30, 2005, BancShares’ total nonperforming assets, consisting of nonaccrual loans and other real estate, amounted to $18.4 million or 0.20 percent of gross loans plus foreclosed properties, compared to $23.9 million at June 30, 2004. Nonaccrual loans totaled $13.4 million at June 30, 2005, compared to $17.3 million at June 30, 2004. We closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

Allowance for loan and lease losses. We continuously analyze the growth and risk characteristics of the total loan and lease portfolio under current economic conditions in order to evaluate the adequacy of the allowance for loan and lease losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating probable credit losses. The allowance for credit losses includes the allowance for loan and lease losses and the liability for unfunded credit commitments. At June 30, 2005, the allowance for credit losses amounted to $133.2 million or 1.43 percent of total loans and leases outstanding. This compares to $125.4 million or 1.39 percent at June 30, 2004. The allowance for loan and lease losses was $126.2 million at June 30, 2005, compared to $118.9 million one year earlier.

The provision for credit losses charged to operations during the second quarter of 2005 was $7.0 million, compared to $9.9 million during the second quarter of 2004. For the six-month periods ended June 30, total provision for credit losses was $12.3 million for 2005 and $17.8 million for 2004. The $5.4 million decrease results from reduced levels of net charge offs and more modest loan growth during 2005.

Summary of Loan and Lease Loss Experience and Risk Elements	Table 6

	2005		2004			Six Months Ended June 30
(thousands, except ratios)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2005	2004
Allowance for credit losses at beginning of period	$132,681	$130,832	$127,857	$125,357	$121,957	$130,832	$119,357
Provision for credit losses	6,994	5,326	8,737	7,972	9,917	12,320	17,764
Adjustment for sale of loans	(1,537)	—	—	—	—	(1,537)	—
Net charge-offs:
Charge-offs	(6,048)	(5,745)	(6,651)	(6,655)	(7,288)	(11,793)	(13,240)
Recoveries	1,128	2,268	889	1,183	771	3,396	1,476

Net charge-offs	(4,920)	(3,477)	(5,762)	(5,472)	(6,517)	(8,397)	(11,764)

Allowance for credit losses at end of period	$133,218	$132,681	$130,832	$127,857	$125,357	$133,218	$125,357

Allowance for credit losses includes:
Allowance for loan and lease losses	$126,247	$125,710	$123,861	$121,266	$118,932	$126,247	$118,932
Liability for unfunded credit commitments	6,923	6,971	6,971	6,591	6,425	6,923	6,425

Allowance for credit losses at end of period	$133,170	$132,681	$130,832	$127,857	$125,357	$133,170	$125,357

Historical Statistics
Average loans and leases	$9,324,200	$9,357,480	$9,232,186	$9,058,562	$8,818,359	$9,340,748	$8,636,479
Loans and leases at period-end	9,300,984	9,404,742	9,354,387	9,150,859	8,988,095	9,300,984	8,988,095

Risk Elements
Nonaccrual loans and leases	$13,362	$15,344	$14,266	$16,062	$17,282	$13,362	$17,282
Other real estate	5,049	7,533	9,020	7,749	6,633	5,049	6,633

Total nonperforming assets	$18,411	$22,877	$23,286	$23,811	$23,915	$18,411	$23,915

Accruing loans and leases 90 days or more past due	$10,056	$7,479	$12,192	$10,473	$11,389	$10,056	$11,389

Ratios
Net charge-offs (annualized) to average total loans and leases	0.21%	0.15%	0.25%	0.24%	0.30%	0.18%	0.27%
Percent of total loans and leases at period-end:
Allowance for loan and lease losses	1.36	1.34	1.33	1.33	1.32	1.36	1.32
Liability for unfunded credit commitments	0.07	0.07	0.07	0.07	0.07	0.07	0.07

Allowance for credit losses	1.43	1.41	1.40	1.40	1.39	1.43	1.39

Nonperforming assets to total loans and leases plus other real estate	0.20	0.24	0.25	0.26	0.27	0.20	0.27

Net charge-offs for the three months ended June 30, 2005 totaled $4.9 million, compared to $6.5 million during the same period of 2004, the combined result of lower charge offs and higher recoveries. On an annualized basis, net charge-offs represent 0.21 percent and 0.30 percent of average loans outstanding during the respective periods. Net charge-offs for the six-month period ended June 30, 2005 totaled $8.4 million, compared to $11.8 million during the same period of 2004. As a percentage of average loans and leases outstanding, these losses represent 0.18 percent for 2005 and 0.27 percent for 2004 on an annualized basis. We consider the established allowance adequate to absorb losses that relate to loans and leases outstanding at June 30, 2005. While we use available information to establish the allowance, future additions may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance. Such agencies may require the recognition of adjustments to the allowance based on their judgments of information available to them at the time of their examination.

NONINTEREST INCOME

The growth of noninterest income is essential to our ability to sustain adequate levels of profitability. The primary sources of noninterest income are service charges on deposit accounts, cardholder and merchant services income, various types of commission-based income including the sale of investments by our broker-dealer subsidiaries, fees from processing services for client banks, mortgage income and various types of revenues derived from wealth management services. Noninterest income also includes gains and losses resulting from securities transactions as well as gains recognized from the securitization and sale of loans.

During the first six months of 2005, total noninterest income equaled $129.8 million, compared to $124.4 million during the same period of 2004. The $5.3 million or 4.3 percent increase was primarily due to growth in cardholder and merchant services income and gain recognized on the securitization and sale of revolving mortgage loans. These increases were partially offset by reductions in securities gains and service charge income.

Service charges on deposit accounts decreased $1.6 million or 3.9 percent during the first six months of 2005. Lower commercial service charges contributed to this unfavorable variance, the result of higher earnings credit rates used to offset fees assessed for accounts on commercial analysis. Bad check and overdraft charges continued to improve. Cardholder and merchant services income increased $4.0 million or 13.1 percent for the first six months of 2005 when compared to the same period in 2004. Much of the increase results from higher transaction volume with our debit card product and continued growth in merchant discount.

The securitization and sale of revolving mortgage loans resulted in a gain of $2.9 million during the second quarter of 2005, which is included in other noninterest income. There were no securitization and sale transactions in prior periods. Securities transactions generated net gains of $1.9 million during the first six months of 2004, compared to net losses of $22,000 during the same period of 2005.

Other service charges and fees increased $1.4 million or 20.3 percent during the first six months of 2005, primarily due to fees we began collecting in late 2004. Among other components of noninterest income, fees from processing services increased $721,000 or 6.1 percent during the first six months of 2005. Much of this increase is due to higher transaction volume for client banks. Trust income contributed an additional $670,000 during the first six months of 2005 compared to the same period of 2004. This increase represents a 7.8 percent increase over the same period of 2004 due to improved investment returns. Mortgage income declined $669,000 or 14.9 percent during the first six months of 2005 due to lower origination activity.

During the second quarter of 2005, total noninterest income equaled $68.6 million, an increase of $5.7 million or 9.0 percent, compared to the $62.9 million earned during the second quarter of 2004. The trends noted during the second quarter were similar to those noted for the year-to-date, including higher cardholder and merchant services income and the gain recognized on the securitization and sale of the revolving mortgage loans.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefit costs, occupancy costs for branch offices and support facilities, and equipment costs related to branch offices and technology.

Total noninterest expense equaled $245.3 million for the first six months of 2005, a 2.1 percent increase over the $240.2 million recorded during the same period of 2004. The $5.1 million increase in noninterest expense results from higher personnel and general operating costs. Noninterest expense for ISB increased $6.8 million or 27.7 percent during the first six months of 2005.

Salary expense increased $1.8 million during 2005 when compared to the same period of 2004. This 1.7 percent increase is primarily due to the growth in employee population required to staff new branch offices of ISB. Total salary expense for ISB increased $2.5 million or 23.8 percent during the first six months of 2005. Employee benefits expense increased $295,000 or 1.2 percent during the first six months of 2005, compared to the corresponding period of 2004 due to higher pension expense, partially offset by lower health insurance costs.

Occupancy costs increased $609,000 or 2.7 percent during the first six months of 2005, the result of higher building depreciation and rent expense associated with the expansion of ISB. Other expenses increased $2.5 million or 3.9 percent during 2005 due to higher card processing costs and the absence of a gain recorded during 2004 on the sale of property.

For the second quarter of 2005, noninterest expense totaled $124.0 million, a $2.6 million or 2.1 percent increase over the same period of 2004. Salary expense equaled $52.5 million during the second quarter of 2005, an increase of $1.1 million or 2.2 percent due primarily to new associates hired to support the continued ISB expansion. Employee benefits expense increased $350,000 due to higher pension costs.

INCOME TAXES

Income tax expense was $33.4 million during the first six months of 2005, compared to $19.2 million during the same period of 2004, a 73.8 percent increase primarily due to higher pre-tax earnings. The effective tax rates for these periods were 37.8 percent and 36.7 percent, respectively. For the second quarters of 2005 and 2004, income tax expense was $18.2 million and $9.3 million, respectively. The effective tax rates were 37.7 percent and 37.0 percent for the respective periods.

LIQUIDITY

BancShares has historically maintained a strong focus on liquidity, and our deposit base represents our primary liquidity source. Through our deposit pricing strategies, we have the ability to stimulate or curtail deposit growth. BancShares also maintains additional sources for borrowed funds through federal funds lines of credit and other borrowing facilities. At June 30, 2005, BancShares had access to $450.0 million in unfunded borrowings through its correspondent bank network.

Once we have satisfied our loan demand, residual liquidity is invested in overnight and longer-term investment products. Investment securities available for sale provide immediate liquidity as needed. In addition, investment securities held to maturity provide an ongoing liquidity source based on the scheduled maturity dates of the securities.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

BancShares continues to exceed all minimum regulatory capital requirements, and the banking subsidiaries remain well-capitalized. At June 30, 2005 and 2004, the leverage capital ratio of BancShares was 9.38 percent and 9.37 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares’ Tier 1 capital ratio was 12.45 percent at June 30, 2005, and 12.25 percent as of June 30, 2004. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 15.01 percent at June 30, 2005 and 13.59 percent as of June 30, 2004. The minimum total capital ratio is 8 percent.

The subordinated debt issued during the second quarter of 2005 qualifies as Tier 2 capital under current regulatory guidelines. As a result, BancShares’ total capital ratio has been further strengthened by that transaction.

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

Although FCB has grown through acquisition in certain of its markets, throughout its history much of its expansion has been accomplished on a de novo basis. However, because of FCB’s size, market share and maturity as well as the current modest expansion of its branch network, the costs associated with de novo branching are not material to FCB’s financial performance. Since it first opened in 1997, ISB has followed a similar business model for growth and expansion. Yet, due to the large number of branch offices that have yet to attain sufficient size for profitability, the financial results and trends of ISB are significantly affected by its current and continuing growth. Each new market ISB enters creates additional operating costs that are typically not fully offset by operating revenues until the third year after initial opening. ISB’s rapid growth in new markets in recent years has continued to adversely impact its financial performance.

IronStone Bank. ISB’s total assets increased from $1.33 billion at June 30, 2004 to $1.72 billion at June 30, 2005, an increase of $394.5 million or 29.8 percent. This growth resulted from significantly higher levels of loans, funded by a growing deposit base generated through the expanding branch network.

ISB recorded a net loss of $1.9 million during the first six months of 2005 compared to a net loss of $1.6 million during the same period of 2004. This represents an unfavorable variance of $243,000, the result of ISB’s higher provision for loan losses and noninterest expenses which are partially attributable to the presence in 2004 of a $2.1 million gain recognized on the sale of property, offset by higher levels of net interest income and noninterest income.

ISB’s net interest income increased $7.4 million or 34.1 percent during the first six months of 2005, when compared to the same period of 2004, the result of higher interest rates and balance sheet growth. Provision for credit losses increased $1.5 million or 76.2 percent due to higher net charge offs and growth in the loan portfolio.

ISB’s noninterest income increased $678,000 or 25.9 percent during the first six months of 2005, primarily the result of cardholder and merchant income and factoring commissions. Noninterest expense increased $6.8 million or 27.7 percent during 2005. Higher personnel, occupancy and equipment costs reflect the impact of the expanded branch network, much of which relates to the expansion of ISB into new markets.

ISB continues to evaluate both existing and new markets for expansion. As such growth occurs, ISB will continue to incur incremental operating costs, particularly in the areas of personnel, occupancy and equipment. As a result of the de novo status of much of the ISB franchise and plans for continued expansion, ISB’s net losses will likely extend into the foreseeable future.

First Citizens Bank. FCB’s total assets increased from $11.41 billion at June 30, 2004 to $12.17 billion at June 30, 2005, an increase of $754.4 million or 6.6 percent. FCB recorded net income of $63.4 million during the first six months of 2005 compared to $40.2 million during the same period of 2004. This represents a $23.2 million or 57.6 percent increase in net income, the result of significantly higher levels of net interest income and lower provision for credit losses.

FCB’s net interest income increased $22.6 million or 13.0 percent during the first six months of 2005, the result of strong loan growth and an improved net yield on interest-earning assets. Provision for credit losses decreased $6.9 million or 43.9 percent during 2005 due to lower net charge-offs and slower loan growth.

FCB’s noninterest income increased $7.3 million or 6.0 percent during the first six months of 2005, the result of the $2.9 million gain on the securitization and sale of revolving mortgage loans and higher cardholder and merchant service income, partially offset by reduced securities gains and lower levels of service charge and mortgage income.

Noninterest expense decreased $1.1 million or 0.5 percent during the first six months of 2005, primarily due to lower personnel expense, partially offset by higher credit card processing expense.

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

In December 2003, the American Institute of Certificate Public Accountants (AICPA) issued Statement of Position 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investment in loans or debt securities acquired in a transfer if these differences relate to a deterioration of credit quality. SOP 03-3 also prohibits companies from carrying over or creating a valuation allowance in the initial accounting for loans acquired. SOP 03-3 is effective for loans acquired in years beginning after December 15, 2004. The adoption of SOP 03-3 did not expected to have a material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of June 30, 2005, BancShares’ market risk profile has not changed significantly from December 31, 2004.

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

No change in BancShares’ internal control over financial reporting occurred during the second quarter of 2005 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

On April 25, 2005, at the Annual Meeting of Shareholders of Registrant, the shareholders considered the election of directors. The shareholder vote regarding the election of the nominees for Board of Directors was:

Nominee	For	Withheld	Broker Non-votes
J.M. Alexander, Jr.	32,930,239	246,074	—
C.H. Ames	32,926,969	249,344	—
V.E. Bell, III	32,942,022	234,291	—
G.H. Broadrick	32,527,462	648,851	—
H.M. Craig, III	32,913,566	262,747	—
H.L. Durham, Jr.	32,917,140	259,173	—
L.M. Fetterman	32,523,348	652,965	—
F.B. Holding	32,928,334	247,979	—
F.B. Holding, Jr.	32,928,155	248,158	—
L.R. Holding	32,914,207	262,106	—
C.B.C. Holt	32,931,532	244,781	—
J.B. Hyler, Jr.	32,931,700	244,613	—
G.D. Johnson	32,520,924	655,389	—
F.R. Jones	32,523,630	652,683	—
L.S. Jones	32,931,845	244,468	—
J.T. Maloney, Jr.	32,902,692	273,621	—
R.T. Newcomb	32,844,246	332,067	—
L.T. Nunnellee, II	32,523,173	653,140	—
R.C. Scheeler	32,928,980	247,333	—
R.K. Shelton	32,939,847	236,466	—
R.C. Soles, Jr.	32,929,221	247,092	—
D.L. Ward, Jr.	32,918,572	257,741	—

Item 6.	Exhibits

	4.1	Indenture dated June 1, 2005 between First-Citizens Bank & Trust Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Registrant’s Form 8-K filed June 3, 2005)
	4.2	First Supplemental Indenture dated June 1, 2005 between First-Citizens Bank & Trust Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Registrant’s Form 8-K filed June 3, 2005)
	31.1	Certification of Chief Executive Officer
	31.2	Certification of Chief Financial Officer
	32	Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2005	FIRST CITIZENS BANCSHARES, INC.
(Registrant)

	By:	/s/ Kenneth A. Black
Kenneth A. Black
Vice President, Treasurer
and Chief Financial Officer