Form 10-Q
period 2005-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2005-11-08
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Class A Common Stock—$1 Par Value—8,756,778 shares

Class B Common Stock—$1 Par Value—1,677,675 shares

(Number of shares outstanding, by class, as of November 4, 2005)

Consolidated Balance Sheets

First Citizens BancShares, Inc. and Subsidiaries

(thousands, except share data)	September 30* 2005	December 31# 2004	September 30* 2004

Assets
Cash and due from banks	$702,837	$679,683	$666,482
Overnight investments	764,756	383,743	468,543
Investment securities held to maturity	696,928	877,479	843,428
Investment securities available for sale	2,174,803	1,248,045	1,184,409
Loans and leases	9,359,540	9,354,387	9,150,859
Less allowance for loan and lease losses	126,297	123,861	121,266

Net loans and leases	9,233,243	9,230,526	9,029,593
Premises and equipment	624,423	568,365	562,488
Income earned not collected	53,918	40,574	40,411
Other assets	234,011	237,296	230,336

Total assets	$14,484,919	$13,265,711	$13,025,690

Liabilities
Deposits:
Noninterest-bearing	$2,685,555	$2,443,059	$2,442,815
Interest-bearing	9,437,936	8,907,739	8,682,181

Total deposits	12,123,491	11,350,798	11,124,996
Short-term borrowings	696,865	447,686	457,617
Long-term obligations	409,742	285,943	286,437
Other liabilities	95,936	94,974	88,626

Total liabilities	13,326,034	12,179,401	11,957,676
Shareholders’ Equity
Common stock:
Class A - $1 par value (8,756,778 shares issued during all periods)	8,757	8,757	8,757
Class B - $1 par value (1,677,675 shares issued during all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,004,038	927,621	905,718
Accumulated other comprehensive income	646	4,488	8,095

Total shareholders’ equity	1,158,885	1,086,310	1,068,014

Total liabilities and shareholders’ equity	$14,484,919	$13,265,711	$13,025,690

*	Unaudited
#	Derived from the 2004 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

First Citizens BancShares, Inc. and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
(thousands, except per share data; unaudited)	2005	2004	2005	2004
Interest income
Loans	$146,009	$118,306	$417,745	$339,660
Investment securities:
U. S. Government	21,031	11,077	49,621	35,578
State, county and municipal	61	67	191	210
Dividends	746	292	1,495	856

Total investment securities interest and dividend income	21,838	11,436	51,307	36,644
Overnight investments	5,687	1,669	12,933	3,461

Total interest income	173,534	131,411	481,985	379,765
Interest expense
Deposits	47,476	26,987	123,322	77,072
Short-term borrowings	4,373	874	8,984	2,262
Long-term obligations	7,457	5,459	19,114	16,333

Total interest expense	59,306	33,320	151,420	95,667

Net interest income	114,228	98,091	330,565	284,098
Provision for credit losses	7,211	7,972	19,531	25,736

Net interest income after provision for credit losses	107,017	90,119	311,034	258,362
Noninterest income
Service charges on deposit accounts	19,553	21,254	57,929	61,206
Cardholder and merchant services income	19,526	16,918	53,908	47,319
Trust income	4,680	4,178	13,966	12,794
Fees from processing services	6,335	5,991	18,851	17,786
Commission income	6,669	6,250	19,503	19,026
ATM income	2,579	2,605	7,724	7,663
Mortgage income	2,507	1,935	6,326	6,423
Other service charges and fees	4,375	3,209	12,479	9,947
Securities gains (losses)	—	—	(22)	1,852
Other	1,882	1,294	7,231	4,062

Total noninterest income	68,106	63,634	197,895	188,078
Noninterest expense
Salaries and wages	55,659	52,668	159,923	155,161
Employee benefits	13,805	11,977	39,461	37,338
Occupancy expense	12,100	11,014	34,986	33,291
Equipment expense	12,388	12,156	37,417	37,309
Other	34,713	32,566	102,174	97,526

Total noninterest expense	128,665	120,381	373,961	360,625

Income before income taxes	46,458	33,372	134,968	85,815
Income taxes	16,505	16,504	49,942	35,744

Net income	$29,953	$16,868	$85,026	$50,071

Other comprehensive income (loss) net of taxes
Unrealized securities gains (losses) arising during period	$(2,440)	$7,533	$(3,855)	$(1,416)
Less: reclassified adjustment for gains (losses) included in net income	—	—	(13)	1,121

Other comprehensive income (loss)	(2,440)	7,533	(3,842)	(2,537)

Comprehensive income	$27,513	$24,401	$81,184	$47,534

Average shares outstanding	10,434,453	10,434,453	10,434,453	10,435,514
Net income per share	$2.87	$1.62	$8.15	$4.80

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

First Citizens BancShares, Inc. and Subsidiaries

(thousands, except share data, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2003	$8,759	$1,678	$143,766	$864,470	$10,632	$1,029,305
Net income				50,071		50,071
Redemption of 1,892 shares of Class A common stock	(2)			(213)		(215)
Cash dividends				(8,610)		(8,610)
Unrealized securities losses, net of deferred taxes					(2,537)	(2,537)

Balance at September 30, 2004	$8,757	$1,678	$143,766	$905,718	$8,095	$1,068,014

Balance at December 31, 2004	$8,757	$1,678	$143,766	$927,621	$4,488	$1,086,310
Net income				85,026		85,026
Cash dividends				(8,609)		(8,609)
Unrealized securities losses, net of deferred taxes					(3,842)	(3,842)

Balance at September 30, 2005	$8,757	$1,678	$143,766	$1,004,038	$646	$1,158,885

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	Nine months ended September 30,
	2005	2004
	(thousands)
OPERATING ACTIVITIES
Net income	$85,026	$50,071
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	1,867	1,754
Provision for credit losses	19,531	25,736
Deferred tax benefit	(6,757)	649
Change in current taxes payable	2,634	(11,169)
Depreciation	33,610	32,790
Change in accrued interest payable	4,415	(6,129)
Change in income earned not collected	(13,344)	1,518
Securities losses (gains)	22	(1,852)
Origination of loans held for sale	(371,164)	(388,549)
Proceeds from sale of loans	602,722	389,681
Gain on sale of loans	(4,885)	(3,002)
Net amortization of premiums and discounts	(438)	6,039
Net change in other assets	11,821	(13,106)
Net change in other liabilities	(7,624)	(470)

Net cash provided by operating activities	357,436	83,961

INVESTING ACTIVITIES
Net change in loans outstanding	(247,373)	(837,339)
Purchases of investment securities held to maturity	(262,680)	(353,833)
Purchases of investment securities available for sale	(1,263,839)	(1,336,319)
Proceeds from maturities of investment securities held to maturity	443,669	731,083
Proceeds from maturities of investment securities available for sale	330,401	1,392,278
Net change in overnight investments	(381,013)	(174,138)
Dispositions of premises and equipment	4,506	7,693
Additions to premises and equipment	(92,401)	(63,302)
Purchase and sale of branches, net of cash transferred	18,343	8,370

Net cash used by investing activities	(1,450,387)	(625,507)

FINANCING ACTIVITIES
Net change in time deposits	430,164	169,510
Net change in demand and other interest-bearing deposits	321,572	232,589
Net change in short-term borrowings	247,978	24,586
Originations of long-term obligations	125,000	—
Repurchases of common stock	—	(215)
Cash dividends paid	(8,609)	(8,610)

Net cash provided by financing activities	1,116,105	417,860

Change in cash and due from banks	23,154	(123,686)
Cash and due from banks at beginning of period	679,683	790,168

Cash and due from banks at end of period	$702,837	$666,482

CASH PAYMENTS FOR:
Interest	$147,005	$101,796
Income taxes	52,780	36,507

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains (losses)	$(6,658)	$(4,214)

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

The adjustments in the accompanying tables represent the elimination of the impact of certain inter-company transactions. The adjustments to interest income and interest expense neutralize the earnings and cost of inter-company borrowings. The adjustments to noninterest income and noninterest expense reflect the elimination of management fees and other service fees paid by one company to another within BancShares’ consolidated group.

	As of and for the nine months ended September 30, 2005
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$70,353	$411,076	$6,858	$488,287	$(6,302)	$481,985
Interest expense	25,528	111,010	21,184	157,722	(6,302)	151,420

Net interest income	44,825	300,066	(14,326)	330,565	—	330,565
Provision for credit losses	6,637	12,894	—	19,531	—	19,531

Net interest income after provision for credit losses	38,188	287,172	(14,326)	311,034	—	311,034
Noninterest income	5,454	196,842	1,117	203,413	(5,518)	197,895
Noninterest expense	48,402	329,408	1,669	379,479	(5,518)	373,961

Income (loss) before income taxes	(4,760)	154,606	(14,878)	134,968	—	134,968
Income taxes	(1,496)	56,600	(5,162)	49,942	—	49,942

Net income (loss)	$(3,264)	$98,006	$(9,716)	$85,026	$—	$85,026

Total assets	$1,772,822	$12,590,284	$1,834,162	$16,197,268	$(1,712,349)	$14,484,919
Loans and leases	1,590,285	7,769,255	—	9,359,540	—	9,359,540
Allowance for loan and lease losses	18,193	108,104	—	126,297	—	126,297
Total deposits	1,416,287	10,767,104	—	12,183,391	(59,900)	12,123,491

	As of and for the nine months ended September 30, 2004
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$48,423	$331,139	$1,984	$381,546	$(1,781)	$379,765
Interest expense	14,736	65,981	16,731	97,448	(1,781)	95,667

Net interest income	33,687	265,158	(14,747)	284,098	—	284,098
Provision for credit losses	3,017	22,719	—	25,736	—	25,736

Net interest income after provision for credit losses	30,670	242,439	(14,747)	258,362	—	258,362
Noninterest income	4,078	185,556	3,737	193,371	(5,293)	188,078
Noninterest expense	38,038	325,825	2,055	365,918	(5,293)	360,625

Income (loss) before income taxes	(3,290)	102,170	(13,065)	85,815	—	85,815
Income taxes	(1,063)	41,375	(4,568)	35,744	—	35,744

Net income (loss)	$(2,227)	$60,795	$(8,497)	$50,071	$—	$50,071

Total assets	$1,394,026	$11,549,197	$1,546,097	$14,489,320	$(1,463,630)	$13,025,690
Loans and leases	1,272,146	7,878,713	—	9,150,859	—	9,150,859
Allowance for loan and lease losses	13,809	107,457	—	121,266	—	121,266
Total deposits	1,024,164	10,147,918	—	11,172,082	(47,086)	11,124,996

Note C

Employee Benefits

BancShares recognized pension expense totaling $11,205 and $9,290, respectively, in the nine-month periods ended September 30, 2005 and 2004. Pension expense is included as a component of employee benefit expense.

	Nine months ended September 30,
Components of Pension Expense	2005	2004
Service cost	$10,240	$9,067
Interest cost	12,185	11,234
Expected return on plan assets	(14,084)	(12,818)
Amortization of prior service cost	290	114
Recognized net actuarial loss	2,574	1,693

Pension expense	$11,205	$9,290

The assumed discount rate is 5.75 percent for 2005, compared to 6.00 percent for 2004. The expected long-term rate of return on plan assets for 2005 is 8.50 percent, compared to 8.00 percent for 2004.

Note D

Income Taxes

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent in each period to pretax income as a result of the following:

	Nine months ending September 30,
	2005	2004
Income at statutory rates	$47,239	$30,035
Increase (reduction) in income taxes resulting from:
Nontaxable income on loans, leases and investments, net of nondeductible expenses	(649)	(587)
State and local income taxes, including change in valuation allowance, net of federal income tax benefit	4,868	8,817
Other, net	(1,516)	(2,521)

Total tax expense	$49,942	$35,744

Note E

Asset Securitization and Sale

During the second quarter of 2005, BancShares completed the securitization and sale of $256,232 of its home equity lines of credit. The transaction generated a pre-tax gain of $2,874, which is included in other noninterest income. BancShares continues to service the assets that were sold.

The securitization and sale transaction was accounted for under the provisions of Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (Statement 140). The transaction was completed using a Qualified Special Purpose Entity (QSPE) which, in accordance with Statement 140, is a legally isolated, bankruptcy remote entity beyond the control of the seller. The QSPE is therefore not included within the consolidated financial statements.

BancShares received cash totaling $240,399 from the sale, net of the $7,816 of loans retained by the trust and $8,017 for cash collections and fees retained by the advisors.

BancShares retained a residual interest in the securitized assets in the form of an interest-only strip, which is included within investment securities available for sale and is carried at its estimated fair value. Quoted market prices are not readily available for retained residual interests, so the fair value was estimated based on various factors that may have an impact on the fair value of the retained interests. The assumed discount rate was 10 percent; the assumed rate of credit losses was 10 basis points; the estimated weighted average loan life was 3.3 years. Based on the assumptions used, the estimated fair value of the retained residual interest was $11,586 at the date of the securitization and $12,226 at September 30, 2005. Adverse changes of 10 percent and 20 percent to the assumed rate of credit losses or the estimated weighted average loan life did not have a material impact on the estimated fair value of the retained residual interest. However, 10 percent and 20 percent adverse changes to the assumed discount rate resulted in reductions in the fair value of the retained residual interest of $1,268 and $2,365, respectively.

BancShares established a servicing asset of $1,401, which represents the estimated fair value of the right to service the loans that were securitized and sold. This asset is being amortized over the estimated servicing life of 149 months.

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

SUMMARY

BancShares’ earnings and cash flows are derived primarily from the commercial banking activities conducted by its banking subsidiaries, which include commercial and consumer lending, deposit and cash management products, cardholder and merchant services, wealth management services as well as various other products and services typically associated with commercial banking. FCB and ISB gather interest-bearing and noninterest-bearing deposits from retail and commercial customers. BancShares and its subsidiaries also secure supplemental short-term and long-term funding through various non-deposit sources. The liquidity generated from these funding sources is invested in various interest-earning assets including loans, investment securities and overnight investments. In addition, funds are invested in bank premises as well as furniture and equipment used in the subsidiaries’ commercial banking business.

Various external factors influence customer demand for our deposit and loan products. As economic conditions improved in early 2004, loan demand was strong throughout our market areas. However, in late 2004 and during 2005, FCB’s rate of loan growth weakened causing consolidated loan growth to slow. As short-term interest rates have continued to rise in connection with actions by the Federal Reserve, variable loan rates and yields on our investment securities have repriced towards higher market rates allowing improvement in the net interest margin. The increasing level of interest rates also has affected the composition of our deposit base, as customers rotate liquidity from low cost demand deposit and money market accounts to higher cost time deposits.

The general condition of the economy and the relative level of interest rates also influence the quality and collectibility of the loan portfolio, as consumer bankruptcy rates and business debt service levels tend to reflect the general economic cycle. Utilizing various asset–liability management and asset quality monitoring tools, we strive to minimize the potentially adverse financial impact of unforeseen and unfavorable economic trends and to take advantage of favorable economic conditions where appropriate.

Financial institutions frequently focus their strategic and operating emphasis on maximizing profitability, and therefore measure their relative success by reference to profitability measures such as return on average assets or return on average shareholders’ equity. BancShares’ return on average assets and return on average equity historically compare unfavorably to the returns of similarly sized financial holding companies. We have typically placed significant emphasis upon balance sheet liquidity, asset quality and capital conservation, even when those priorities may be detrimental to current earnings.

Our organization’s strengths and competitive position within the financial services industry indicate that continued opportunities for growth and expansion exist. We operate in diverse and growing geographic markets and believe that through superior customer service and a focused strategic emphasis, opportunities exist to increase earnings by attracting customers of other financial institutions. We seek opportunities to increase fee income in areas such as merchant processing, wealth management and private banking services, cash management, client bank services, factoring and insurance. In recent years, we have focused our efforts on customers who own their own businesses, medical and other professionals and individuals who are financially active.

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

Financial Summary	Table 1

	2005			2004		Nine Months Ended September 30
(thousands, except per share data and ratios)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2005	2004
Summary of Operations
Interest income	$173,534	$160,206	$148,245	$141,352	$131,411	$481,985	$379,765
Interest expense	59,306	49,536	42,578	38,159	33,320	151,420	95,667

Net interest income	114,228	110,670	105,667	103,193	98,091	330,565	284,098
Provision for credit losses	7,211	6,994	5,326	8,737	7,972	19,531	25,736

Net interest income after provision for credit losses	107,017	103,676	100,341	94,456	90,119	311,034	258,362
Noninterest income	68,106	68,566	61,223	62,878	63,634	197,895	188,078
Noninterest expense	128,665	123,951	121,345	118,954	120,381	373,961	360,625

Income before income taxes	46,458	48,291	40,219	38,380	33,372	134,968	85,815
Income taxes	16,505	18,215	15,222	13,608	16,504	49,942	35,744

Net income	$29,953	$30,076	$24,997	$24,772	$16,868	$85,026	$50,071

Net interest income-taxable equivalent	$114,603	$111,038	$106,014	$103,511	$98,403	$331,655	$285,045

Selected Quarterly Averages
Total assets	$14,160,391	$13,618,161	$13,309,802	$13,251,848	$12,935,674	$13,699,234	$12,723,224
Investment securities	2,764,377	2,345,056	2,072,316	2,115,389	2,022,450	2,396,451	2,171,462
Loans and leases	9,323,115	9,324,200	9,357,480	9,232,186	9,058,562	9,334,806	8,778,200
Interest-earning assets	12,750,494	12,255,663	11,929,086	11,852,896	11,561,331	12,314,757	11,359,728
Deposits	11,836,193	11,562,349	11,379,079	11,323,508	11,039,247	11,594,227	10,839,790
Interest-bearing liabilities	10,312,675	9,867,227	9,640,417	9,532,116	9,330,244	9,943,013	9,258,712
Long-term obligations	409,825	308,461	285,666	286,060	286,536	335,105	287,760
Shareholders’ equity	$1,143,391	$1,118,122	$1,094,213	$1,075,566	$1,057,749	$1,118,609	$1,046,592
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,435,514

Selected Quarter-End Balances
Total assets	$14,484,919	$14,023,066	$13,592,675	$13,265,711	$13,025,690	$14,484,919	$13,025,690
Investment securities	2,871,731	2,644,335	2,187,374	2,125,524	2,027,837	2,871,731	2,027,837
Loans and leases	9,359,540	9,300,984	9,404,742	9,354,387	9,150,859	9,359,540	9,150,859
Interest-earning assets	12,996,027	12,579,346	12,234,577	11,863,654	11,647,239	12,996,027	11,647,239
Deposits	12,123,491	11,758,089	11,629,382	11,350,798	11,124,996	12,123,491	11,124,996
Interest-bearing liabilities	10,544,543	10,156,552	9,818,651	9,641,368	9,426,235	10,544,543	9,426,235
Long-term obligations	409,742	409,964	285,312	285,943	286,437	409,742	286,437
Shareholders’ equity	$1,158,885	$1,134,242	$1,102,568	$1,086,310	$1,068,014	$1,158,885	$1,068,014
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets	0.84%	0.89%	0.76%	0.74%	0.52%	0.83%	0.53%
Shareholders’ equity	10.39	10.79	9.26	9.16	6.34	10.16	6.39
Dividend payout ratio	9.58	9.55	11.46	11.60	16.98	10.12	17.19

Liquidity and Capital Ratios (averages)
Loans to deposits	78.77%	80.64%	82.23%	81.53%	82.06%	80.51%	80.98%
Shareholders’ equity to total assets	8.07	8.21	8.22	8.12	8.18	8.17	8.23
Time certificates of $100,000 or more to total deposits	12.59	12.24	11.90	11.43	11.16	12.24	10.93

Per Share of Stock
Net income	$2.87	$2.88	$2.40	$2.37	$1.62	$8.15	$4.80
Cash dividends	0.275	0.275	0.275	0.275	0.275	0.825	0.825
Book value at period end	111.06	108.70	105.67	104.11	102.35	111.06	102.35
Tangible book value at period end	100.17	97.75	94.66	93.12	91.31	100.17	91.31

NET INCOME

BancShares realized a significant increase in earnings during the third quarter of 2005 compared to the third quarter of 2004. Consolidated net income during the third quarter of 2005 equaled $30.0 million, compared to $16.9 million earned during the corresponding period of 2004. The $13.1 million or 77.6 percent increase resulted from improved levels of net interest income and noninterest income, partially offset by higher noninterest expense. Net income per share during the third quarter of 2005 totaled $2.87, compared to $1.62 during the third quarter of 2004, a 77.2 percent increase. Return on average assets amounted to 0.84 percent for the third quarter of 2005 and 0.52 percent for the third quarter of 2004. Return on average equity for the third quarter of 2005 was 10.39 percent compared to 6.34 percent during the third quarter of 2004.

For the first nine months of 2005, BancShares recorded net income of $85.0 million, compared to $50.1 million earned during the first nine months of 2004. The $35.0 million or 69.8 percent increase was also the result of improved net interest income, higher noninterest income as well as lower provision for credit losses. These favorable variances were partially offset by higher noninterest expense. Net income per share for the first nine months of 2005 was $8.15, compared to $4.80 recorded during the same period of 2004. BancShares returned 0.83 percent on average assets during the first nine months of 2005 compared to 0.53 percent during the corresponding period of 2004. Return on average equity for the first nine months of 2005 equaled 10.16 percent compared to 6.39 percent during the same period of 2004.

ISB reported net losses of $1.4 million and $3.3 million during the third quarter and first nine months of 2005, respectively, compared to net losses of $620,000 during the third quarter of 2004 and $2.2 million reported during the first nine months of 2004. Continuing losses by ISB result from higher provision for loan losses as well as costs associated with both planned and actual new branch openings. Since its inception, ISB has generated net losses of $29.6 million. Based on the magnitude of recent and planned branch growth, ISB’s net losses will likely extend into the foreseeable future.

Shareholders’ Equity. BancShares and its banking subsidiaries continue to exceed all minimum regulatory capital requirements, and the banking subsidiaries remain well capitalized. In recent years, the de novo growth and expansion of ISB has consumed significant amounts of capital. BancShares infused $15.0 million into ISB during the first nine months of 2005 to support its rapidly expanding balance sheet. Through September 30, 2005, BancShares has provided $245.0 million in capitalization for ISB and expects to continue to infuse amounts approximating $5.0 million per quarter for the foreseeable future. BancShares’ prospective capacity to provide capital to support the growth and expansion of ISB is dependent upon FCB’s ability to return capital through dividends to BancShares.

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and maturity of the underlying asset. Accordingly, riskier investments typically carry a higher interest rate, but expose the investor to potentially higher levels of default. We have historically focused on maintaining high asset quality, which results in a loan portfolio subjected to strenuous underwriting and monitoring procedures. Our investment securities portfolio consists almost exclusively of high-quality assets, primarily United States Treasury and government agency securities. Generally, the investment securities portfolio grows and shrinks based on loan and deposit trends. When deposit growth exceeds loan demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds deposit growth, we use proceeds from maturing securities to fund loan demand. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.

Interest-earning assets for the third quarter of 2005 averaged $12.75 billion, an increase of $1.19 billion or 10.3 percent from the third quarter of 2004. For the nine months ended September 30, 2005, interest-earning assets averaged $12.31 billion, an increase of $955.0 million or 8.4 percent over the same period of 2004. These increases primarily resulted from growth in investment securities and the loan portfolio.

Loans and Leases. At September 30, 2005 and 2004, loans and leases totaled $9.36 billion and $9.15 billion, respectively. The $208.7 million growth in loans and leases from September 30, 2004 to September 30, 2005 primarily reflects growth within BancShares’ commercial mortgage and construction and land development lending. This growth was partially offset by the securitization and sale of $256.2 million in revolving mortgage loans during the second quarter of 2005. Table 2 details outstanding loans and leases by type for the past five quarters. During the twelve-month period from September 30, 2004 to September 30, 2005, FCB’s overall loan growth has remained modest while ISB’s commercial loans have displayed significant increases.

Commercial real estate loans totaled $3.47 billion at September 30, 2005, 37.0 percent of total loans and leases. This represents an increase of $362.5 million or 11.7 percent since September 30, 2004. Both FCB and ISB have experienced continuing demand for commercial real estate financing in recent quarters. A large percentage of our commercial real estate loans are secured by owner-occupied properties, and were underwritten based primarily upon the cash flow from the operation of the business rather than the value of the underlying real estate collateral.

During the 12-month period ended September 30, 2005, we also experienced a $124.4 million or 21.0 percent increase in construction and land development loans, generated primarily in ISB markets. These loans totaled $716.2 million at September 30, 2005, 7.6 percent of total loans and leases, as compared to $591.8 million at September 30, 2004.

At September 30, 2005 and 2004, commercial and industrial loans were $1.03 billion and $987.8 million, respectively. This $45.9 million or 4.6 percent increase was primarily the result of continued growth in ISB markets. Commercial and industrial loans represent 11.0 percent of total loans and leases as of September 30, 2005.

Revolving mortgage loans totaled $1.38 billion at September 30, 2005, representing 14.7 percent of total loans outstanding. This component of the loan portfolio has decreased $327.8 million since September 30, 2004, the combined result of the securitization and sale of $256.2 million of revolving home equity loans during the second quarter of 2005 and a general reduction in loans outstanding under home equity lines of credit. Higher variable rates of interest have made home equity line of credit borrowing more expensive for consumers.

Consumer loans totaled $1.32 billion at September 30, 2005 and $1.38 billion at September 30, 2004, a decrease of $58.7 million or 4.3 percent from September 30, 2004. This reduction results from lower levels of automobile sales finance activity during 2005.

During the third quarter of 2005, total loans and leases averaged $9.32 billion, an increase of $264.6 million or 2.9 percent from the comparable period of 2004. For the year-to-date, loans and leases have averaged $9.33 billion for 2005 compared to $8.78 billion for the same period of 2004, an increase of $556.6 million or 6.3 percent over the prior year.

We continue to focus on expansion of banking services to the medical community. At September 30, 2005, 15.8 percent of our loan portfolio represented loans for office facilities, medical and dental equipment and other needs incidental to the respective area of practice. We do not believe that the focus on medical and dental lending presents an inappropriate risk to the overall quality of our loan and lease portfolio.

Our recent growth through ISB has allowed us to mitigate our geographic concentration in North Carolina and Virginia. Although these markets have endured economic instability in the past, we are pleased with the diversification that we are beginning to realize by the growth of ISB. We are aware that, in the absence of rigorous underwriting and monitoring controls, rapid loan and lease growth in new markets may present incremental lending risks. During the expansion of ISB into new markets, we have endeavored to ensure that such controls are functioning effectively and will continue to place emphasis upon maintaining strong lending standards in new markets.

Outstanding Loans and Leases by Type	Table 2

	2005
				2004
(thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Real estate:
Construction and land development	$716,176	$690,362	$637,707	$588,092	$591,810
1-4 family residential mortgage	990,355	980,410	963,779	979,663	966,164
Commercial mortgage	3,465,494	3,429,643	3,381,635	3,279,729	3,102,986
Revolving mortgage	1,375,145	1,395,122	1,661,820	1,714,032	1,702,969
Other mortgage	179,217	171,729	165,348	171,700	175,323

Total real estate	6,726,387	6,667,266	6,810,289	6,733,216	6,539,252
Commercial and industrial	1,033,650	1,007,969	973,793	969,729	987,777
Consumer	1,320,232	1,355,860	1,360,603	1,397,820	1,378,970
Lease financing	213,603	205,056	197,495	192,164	185,925
Other	65,668	64,833	62,562	61,458	58,935

Total loans and leases	9,359,540	9,300,984	9,404,742	9,354,387	9,150,859
Less allowance for loan and lease losses	126,297	126,247	125,710	123,861	121,266

Net loans and leases	$9,233,243	$9,174,737	$9,279,032	$9,230,526	$9,029,593

Investment Securities. At September 30, 2005 and 2004, the investment securities portfolio totaled $2.87 billion and $2.03 billion, respectively. Total investment securities have increased 41.6 percent since September 30, 2004. Table 3 presents detailed information relating to the investment securities portfolio. During 2005, deposit growth has exceeded loan demand, resulting in excess liquidity that has been invested in the investment securities portfolio. In addition to deposit growth, excess liquidity resulted from the securitization and sale of revolving mortgage loans as well as the $125 million in subordinated debt issued during the second quarter.

Investment securities available for sale totaled $2.17 billion at September 30, 2005, compared to $1.18 billion at September 30, 2004, a $990.4 million or 83.6 percent increase. Available-for-sale securities are reported at their aggregate fair value.

Investment securities held to maturity totaled $696.9 million at September 30, 2005, compared to $843.4 million at September 30, 2004. This component of our investment securities portfolio continues to decline as securities mature and we classify virtually all acquisitions of new investment securities as available for sale. The average maturity of the held-to-maturity portfolio increased from ten months at September 30, 2004 to thirteen months at September 30, 2005. Securities classified as held-to-maturity reflect BancShares’ ability and positive intent to hold those investments until maturity.

Investment Securities	Table 3

	September 30, 2005				September 30, 2004
(thousands)	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield
Investment securities held to maturity:
U. S. Government:
Within one year	$435,535	$432,297	0/7	2.52%	$656,220	$655,612	0/5	1.84%
One to five years	249,613	247,954	1/6	3.62	171,750	171,369	1/4	2.12
Five to ten years	—	—			23	24	5/5	8.00
Ten to twenty years	9,561	9,747	11/7	5.55	12,913	13,429	12/7	5.55
Over twenty years	397	394	23/2	7.25	515	527	24/2	7.19

Total	695,106	690,392	1/1	2.96	841,421	840,961	0/10	1.96
State, county and municipal:
Within one year	—	—			165	169	0/9	5.55
One to five years	147	155	3/7	5.88	146	155	4/7	5.88
Five to ten years	—	—			—	—
Ten to twenty years	1,425	1,567	12/7	6.02	1,421	1,583	13/7	6.02

Total	1,572	1,722	11/9	6.01	1,732	1,907	11/7	5.96
Other
Within one year	—	—			25	25	0/4	1.05
One to five years	250	250	2/10	7.75	250	250	3/10	7.75
Five to ten years	—	—			—	—

Total	250	250	2/10	7.75	275	275	3/6	7.14

Total investment securities held to maturity	696,928	692,364	1/1	2.97	843,428	843,143	0/10	1.97

Investment securities available for sale:
U. S. Government:
Within one year	1,090,549	1,073,866	0/4	2.85	852,049	846,944	0/4	2.51
One to five years	1,000,452	992,261	1/9	3.73	259,202	257,688	1/9	2.26
Five to ten years	125	120	5/10	5.44	170	168	6/10	5.41
Ten to twenty years	2,198	2,141	13/2	4.76	1,879	1,858	13/8	4.62
Over twenty years	28,823	28,477	28/5	5.34	20,239	20,250	28/8	5.24

Total	2,122,147	2,096,865	1/5	3.30	1,133,539	1,126,908	0/10	2.43
State, county and municipal:
Within one year	909	903	0/8	2.01	846	844	0/8	1.18
One to five years	3,077	3,046	2/10	3.54	4,077	4,110	3/2	3.03
Five to ten years	1,116	1,114	6/7	4.64	1,302	1,315	7/3	4.59
Ten to twenty years	—	—			—	—
Over twenty years	145	145	27/2	1.15	145	145	28/2	1.15

Total	5,247	5,208	3/11	3.44	6,370	6,414	4/3	3.06
Other
Within one year	—	—			—	—
One to five years	—	—			—	—
Ten to twenty years	11,586	12,226	12/2	11.18	—	—
Five to ten years	—	—			—	—

Total	11,586	12,226			—	—
Equity securities	34,416	60,504			31,117	51,087

Total investment securities available for sale	2,173,396	2,174,803			1,171,026	1,184,409

Total investment securities	$2,870,324	$2,867,167			$2,014,454	$2,027,552

Average maturity assumes callable securities mature on their earliest call date. Yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income tax purposes and 6.9% for state income taxes for all periods.

Overnight investments. Overnight investments totaled $764.8 million at September 30, 2005, compared to $468.5 million at September 30, 2004. Overnight investments averaged $663.0 million during the third quarter of 2005, an increase of $182.7 million or 38.0 percent from the third quarter of 2004. For the nine-month periods ended September 30, overnight investments averaged $583.5 million and $410.1 million, respectively, for 2005 and 2004. The changes in overnight investments resulted from liquidity management decisions.

Income on Interest-Earning Assets. Interest income amounted to $173.5 million during the third quarter of 2005, a $42.1 million or 32.1 percent increase from the third quarter of 2004. This increase resulted from higher yields as well as healthy growth in interest-earning assets. The taxable-equivalent yield on interest-earning assets increased 89 basis points from 4.53 percent in the third quarter of 2004 to 5.42 percent in the third quarter of 2005. The taxable-equivalent yield on loans increased 103 basis points, creating a significant favorable yield variance. The taxable-equivalent yield on investment securities increased 88 basis points in the third quarter of 2005 while the yield on overnight investments increased 202 basis points. These yield improvements reflect higher market rates, which have resulted from actions by the Federal Reserve to increase the fed funds rate.

Loan interest income for the third quarter of 2005 was $146.0 million, an increase of $27.7 million or 23.4 percent from the third quarter of 2004, due to much improved loan yields and modest growth in the loan portfolio. The taxable-equivalent yield on average loans grew from 5.21 percent to 6.24 percent from the third quarter of 2004 to the third quarter of 2005 due to higher market rates.

Within the investment securities portfolio, interest income was $21.8 million during the third quarter of 2005 compared to $11.4 million during the third quarter of 2004, an increase of $10.4 million or 91.0 percent. The increase in interest income resulted from the substantial growth in average investment securities and higher yields, which increased from 2.26 percent to 3.14 percent.

Overnight investments generated interest income of $5.7 million during the third quarter of 2005, compared to $1.7 million during the same period of 2004. The higher income is the combined result of an improved yield and higher funds invested. Overnight investments returned 3.40 percent during the third quarter of 2005 compared to 1.38 percent during the same period of 2004.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Third Quarter	Table 4

	2005			2004			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$9,323,115	$146,355	6.24%	$9,058,562	$118,582	5.21%	$3,921	$23,852	$27,773
Investment securities:
U. S. Government	2,689,999	21,031	3.10	1,962,915	11,077	2.24	4,902	5,052	9,954
State, county and municipal	6,808	90	5.24	8,141	103	4.15	(25)	12	(13)
Other	67,570	746	4.38	51,394	292	2.26	136	318	454

Total investment securities	2,764,377	21,867	3.14	2,022,450	11,472	2.26	5,013	5,382	10,395
Overnight investments	663,002	5,687	3.40	480,319	1,669	1.38	1,104	2,914	4,018

Total interest-earning assets	$12,750,494	$173,909	5.42%	$11,561,331	$131,723	4.53%	$10,038	$32,148	$42,186

Liabilities
Deposits:
Checking With Interest	$1,572,391	$489	0.12%	$1,501,367	$455	0.12%	$28	$6	$34
Savings	734,836	384	0.21	757,058	381	0.20	(14)	17	3
Money market accounts	2,669,273	13,871	2.06	2,567,697	5,475	0.85	391	8,005	8,396
Time deposits	4,264,966	32,732	3.04	3,771,069	20,676	2.18	3,298	8,758	12,056

Total interest-bearing deposits	9,241,466	47,476	2.04	8,597,191	26,987	1.25	3,703	16,786	20,489
Federal funds purchased	47,619	400	3.33	46,065	149	1.29	10	241	251
Repurchase agreements	144,583	689	1.89	142,759	133	0.37	5	551	556
Master notes	413,929	2,804	2.69	199,870	374	0.74	923	1,507	2,430
Other short-term borrowings	55,253	480	3.45	57,823	218	1.50	(16)	278	262
Long-term obligations	409,825	7,457	7.28	286,536	5,459	7.62	2,295	(297)	1,998

Total interest-bearing liabilities	$10,312,675	$59,306	2.28%	$9,330,244	$33,320	1.42%	$6,920	$19,066	$25,986

Interest rate spread			3.14%			3.11%

Net interest income and net yield on interest-earning assets		$114,603	3.57%		$98,403	3.39%	$3,118	$13,082	$16,200

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35.0% and state income tax rate of 6.9% for each period. The taxable-equivalent adjustment was $375 for 2005 and $312 for 2004.

Interest income amounted to $482.0 million during the first nine months of 2005, a $102.2 million or 26.9 percent increase from the same period of 2004, the combined result of favorable rate and volume variances. The taxable-equivalent yield on interest-earning assets increased 77 basis points from 4.48 percent for the first nine months of 2004 to 5.25 percent during the same period of 2005. Higher market interest rates during 2005 contributed to the favorable rate variance.

For the nine months ended September 30, 2005, loan interest income was $417.7 million, an increase of $78.1 million or 23.0 percent from the same period of 2004. The increase in interest income reflects higher interest rates and growth in the loan portfolio. For the first nine months, the taxable-equivalent loan yield was 6.00 percent during 2005, compared to 5.18 percent during the same period of 2004, up 82 basis points.

For the nine months ended September 30, 2005, income earned on the investment securities portfolio amounted to $51.3 million, compared to $36.6 million during the same period of 2004, an increase of $14.7 million or 40.0 percent. This increase is the combined result of a 61 basis point yield increase and a $225.0 million increase in average investment securities. Interest earned on overnight investments totaled $12.9 million during the first nine months of 2005 compared to $3.5 million during the same period of 2004, a $9.5 million increase. This was the result of the 183 basis points increase in yield and higher average overnight investments, which increased $173.4 million or 42.3 percent in 2005.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits are our primary funding source, although we also utilize non-deposit borrowings to fulfill commercial customer requirements for cash management services and to stabilize our liquidity base. Certain of our long-term borrowings also provide capital strength under existing guidelines established by the Federal Reserve Bank and other banking regulators.

At September 30, 2005 and 2004, interest-bearing liabilities totaled $10.54 billion and $9.43 billion, respectively. During the third quarter of 2005, interest-bearing liabilities averaged $10.31 billion, an increase of $982.4 million or 10.5 percent from the third quarter of 2004. This increase primarily resulted from higher levels of time deposits as customers migrated funds from money market and other short-term deposit instruments to time deposits in order to take advantage of higher market interest rates.

Deposits. At September 30, 2005, total deposits were $12.12 billion, an increase of $998.5 million or 9.0 percent over September 30, 2004. Interest-bearing deposits averaged $9.24 billion during the third quarter of 2005 compared to $8.60 billion during the third quarter of 2004, an increase of $644.3 million or 7.5 percent. Average time deposits increased $493.9 million or 13.1 percent to $4.26 billion. Money market accounts averaged $2.67 billion in the third quarter of 2005, up slightly from $2.57 billion the same quarter of 2004, an improvement of $101.6 million or 4.0 percent. Average Checking With Interest increased $71.0 million or 4.7 percent to $1.57 billion. Offsetting these increases, average savings decreased $22.2 million or 2.9 percent to $734.8 million from the third quarter of 2004 to the third quarter of 2005. For the first nine months of 2005, interest-bearing deposits averaged $9.06 billion compared to $8.53 billion during the same period of 2004. This $532.0 million or 6.2 percent increase results from continued growth primarily among time deposits and money market accounts.

Short-term borrowings. At September 30, 2005, short-term borrowings totaled $696.9 million compared to $457.6 million at September 30, 2004. For the quarters ended September 30, 2005 and 2004, short-term borrowings averaged $661.4 million and $446.5 million, respectively. The $214.9 million or 48.1 percent increase in average short-term borrowings is the result of growth in master notes. Customer interest in these commercial cash management products has improved due to increasing interest rates.

For the nine-month periods ended September 30, 2005 and 2004, short-term borrowings averaged $544.4 million and $439.5 million, respectively, an increase of 23.9 percent primarily due to stronger demand for master notes from commercial cash management customers.

Long-term obligations. At September 30, 2005 and 2004, long-term obligations totaled $409.7 million and $286.4 million, respectively. The increase reflects the impact of $125 million in 5.125 percent ten-year fixed rate subordinated debt issued during the second quarter of 2005.

Expense on Interest-Bearing Liabilities. BancShares’ interest expense amounted to $59.3 million during the third quarter of 2005, a $26.0 million or 78.0 percent increase from the third quarter of 2004. The higher interest expense was the result of higher deposit funding costs caused by escalating market rates and substantially higher average balances of interest-bearing liabilities. The rate on interest-bearing liabilities was 2.28 percent during the third quarter of 2005 compared to 1.42 percent during the same period of 2004.

Year-to-date interest expense was $151.4 million, compared to $95.7 million for the same period of 2004. The $55.8 million or 58.3 percent increase results primarily from higher interest rates. The rate on interest-bearing liabilities increased from 1.38 percent during the first nine months of 2004 to 2.04 percent for the same period of 2005, a 66 basis point increase. In addition to a 104 basis point increase on money market accounts, the rate on time deposits increased 63 basis points.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Nine Months	Table 5

	2005			2004			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$9,334,806	$418,743	6.00%	$8,778,200	$340,494	5.18%	22,988	55,261	78,249
Investment securities:
U. S. Government	2,330,138	49,621	2.85	2,110,701	35,578	2.25	4,132	9,911	14,043
State, county and municipal	7,399	283	5.11	8,842	323	4.88	(54)	14	(40)
Other	58,914	1,495	3.39	51,919	856	2.20	146	493	639

Total investment securities	2,396,451	51,399	2.87	2,171,462	36,757	2.26	4,224	10,418	14,642
Overnight investments	583,500	12,933	2.96	410,066	3,461	1.13	2,663	6,809	9,472

Total interest-earning assets	$12,314,757	$483,075	5.25%	$11,359,728	$380,712	4.48%	$29,875	$72,488	$102,363

Liabilities
Deposits:
Checking With Interest	$1,563,338	$1,428	0.12%	$1,489,640	$1,329	0.12%	$83	$16	$99
Savings	746,603	1,140	0.20	741,014	1,112	0.20	18	10	28
Money market accounts	2,631,523	34,851	1.77	2,562,924	14,060	0.73	615	20,176	20,791
Time deposits	4,122,007	85,903	2.79	3,737,908	60,571	2.16	6,962	18,370	25,332

Total interest-bearing deposits	9,063,471	123,322	1.82	8,531,486	77,072	1.21	7,678	38,572	46,250
Federal funds purchased	44,839	952	2.84	44,705	336	1.00	1	615	616
Repurchase agreements	138,274	1,496	1.45	140,710	379	0.36	(18)	1,135	1,117
Master notes	305,838	5,248	2.29	194,679	1,013	0.70	1,251	2,984	4,235
Other short-term borrowings	55,486	1,288	3.10	59,372	534	1.20	(62)	816	754
Long-term obligations	335,105	19,114	7.61	287,760	16,333	7.57	2,691	90	2,781

Total interest-bearing liabilities	$9,943,013	$151,420	2.04%	$9,258,712	$95,667	1.38%	$11,541	$44,212	$55,753

Interest rate spread			3.21%			3.10%

Net interest income and net yield on interest-earning assets		$331,655	3.60%		$285,045	3.35%	$18,334	$28,276	$46,610

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35.0% and state income tax rate of 6.9% for each period. The taxable-equivalent adjustment was $1,090 for 2005 and $947 for 2004.

NET INTEREST INCOME

Net interest income totaled $114.2 million during the third quarter of 2005, an increase of $16.1 million or 16.5 percent from the $98.1 million recorded during the third quarter of 2004. The taxable-equivalent net yield on interest-earning assets was 3.57 percent for the third quarter of 2005, an increase of 18 basis points from the 3.39 percent reported for the third quarter of 2004. Net interest income was $330.6 million and $284.1 million for the nine-month periods ended September 30, 2005 and 2004, respectively. This represents an increase of $46.5 million or 16.4 percent. The taxable-equivalent net yield on interest-earning assets increased 25 basis points from 3.35 percent during the first nine months of 2004 to 3.60 percent during the same period of 2005.

During both the three and nine month periods ended September 30, 2005, the growth in net interest income when compared to the same period of 2004 primarily resulted from higher interest rates and the asset-sensitive position of our balance sheet.

On a linked quarter basis, the third quarter 2005 taxable equivalent net yield declined by 6 basis points due primarily to the full quarter impact of the second quarter loan securitization and subordinated debt issuance as well as generally weak loan demand during the third quarter.

Our asset/liability management strategy continues to focus on maintaining high levels of balance sheet liquidity and managing our interest rate risk. We maintain portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing characteristics that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. We do not use interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our interest rate sensitivity and interest rate risk. Management believes that due to the current interest sensitivity position of the balance sheet, future interest rate hikes will benefit net interest income. However, we also recognize that downward movements in market interest rates may have an adverse impact on net interest income.

ASSET QUALITY

The maintenance of excellent asset quality is one of our primary areas of operational focus. Historically, we have dedicated significant resources to ensuring that we are prudent in our lending practices. Accordingly, we have focused on asset quality as a key performance measure. Table 6 provides details concerning loan and lease loss as well as risk element information over the past five quarters and for the year-to-date for 2005 and 2004.

Nonperforming assets. At September 30, 2005, BancShares’ nonperforming assets, consisting of nonaccrual loans and other real estate, amounted to $15.9 million or 0.17 percent of loans plus foreclosed properties compared to $23.8 million at September 30, 2004. Nonaccrual loans totaled $11.1 million at September 30, 2005, compared to $16.1 million at September 30, 2004. Other real estate totaled $4.8 million at September 30, 2005, compared to $7.7 million at September 30, 2004. We closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

Allowance for Credit Losses. Our allowance for credit losses includes the allowance for loan and lease losses and the liability for unfunded credit commitments. We continuously analyze the growth and risk characteristics of the total loan and lease portfolio under current economic conditions in order to evaluate the adequacy of the allowance for loan and lease losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating probable credit losses.

At September 30, 2005, the allowance for credit losses amounted to $133.2 million or 1.42 percent of loans outstanding. This compares to $127.9 million or 1.40 percent at September 30, 2004.

The provision for credit losses charged to operations during the third quarter of 2005 was $7.2 million, compared to $8.0 million during the third quarter of 2004, a decrease of $761,000 or 9.5 percent. Net charge-offs for the three months ended September 30, 2005 totaled $7.2 million, compared to net charge-offs of $5.5 million during the same period of 2004. On an annualized basis, these net charge-offs represent 0.30 percent and 0.24 percent of average loans and leases outstanding during the respective periods, both ratios being within our historical average range for quarterly loss ratios. For the nine-month periods ended September 30, total provision for credit losses was $19.5 million for 2005 and $25.7 million for 2004, a decrease of $6.2 million or 24.1 percent. The reduction in provision expense was primarily the result of lower net charge-offs and reduced levels of loan growth. Net charge-offs for the nine-month period ended September 30, 2005 totaled $15.6 million, compared to $17.2 million during the same period of 2004. As a percentage of average loans and leases outstanding, these losses represent 0.22 percent for 2005 and 0.26 percent for 2004 on an annualized basis.

We consider the established allowance for credit losses adequate to absorb losses inherent in the loan and lease portfolio at September 30, 2005. While we use available information to establish provisions for credit losses, future additions to the allowance may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require the recognition of adjustments to the allowance based on their judgments of information available to them at the time of their examination.

Summary of Loan and Lease Loss Experience and Risk Elements	Table 6

	2005			2004		Nine Months Ended
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	September 30
(thousands, except ratios)						2005	2004
Allowance for credit losses at beginning of period	$133,218	$132,681	$130,832	$127,857	$125,357	$130,832	$119,357
Provision for credit losses	7,211	6,994	5,326	8,737	7,972	19,531	25,736
Adjustment for sale of loans	(48)	(1,537)	—	—	—	(1,585)	—
Net charge-offs:
Charge-offs	(8,305)	(6,048)	(5,745)	(6,651)	(6,655)	(20,099)	(19,895)
Recoveries	1,144	1,128	2,268	889	1,183	4,541	2,659

Net charge-offs	(7,161)	(4,920)	(3,477)	(5,762)	(5,472)	(15,558)	(17,236)

Allowance for credit losses at end of period	$133,220	$133,218	$132,681	$130,832	$127,857	$133,220	$127,857

Allowance for credit losses includes:
Allowance for loan and lease losses	$126,297	$126,247	$125,710	$123,861	$121,266	$126,297	$121,266
Liability for unfunded credit commitments	6,923	6,971	6,971	6,971	6,591	6,923	6,591

Allowance for credit losses at end of period	$133,220	$133,218	$132,681	$130,832	$127,857	$133,220	$127,857

Historical Statistics
Average loans and leases	$9,323,115	$9,324,200	$9,357,480	$9,232,186	$9,058,562	$9,334,806	$8,778,200
Loans and leases at period-end	9,359,540	9,300,984	9,404,742	9,354,387	9,150,859	9,359,540	9,150,859

Risk Elements
Nonaccrual loans and leases	$11,065	$13,362	$15,344	$14,266	$16,062	$11,065	$16,062
Other real estate	4,843	5,049	7,533	9,020	7,749	4,843	7,749

Total nonperforming assets	$15,908	$18,411	$22,877	$23,286	$23,811	$15,908	$23,811

Accruing loans and leases 90 days or more past due	$7,712	$10,056	$7,479	$12,192	$10,473	$7,712	$10,473

Ratios
Net charge-offs (annualized) to average total loans and leases	0.30%	0.21%	0.15%	0.25%	0.24%	0.22%	0.26%
Percent of total loans and leases at period-end:
Allowance for loan and lease losses	1.35	1.36	1.34	1.33	1.33	1.35	1.33
Liability for unfunded credit commitments	0.07	0.07	0.07	0.07	0.07	0.07	0.07

Allowance for credit losses	1.42	1.43	1.41	1.40	1.40	1.42	1.40

Nonperforming assets to total loans and leases plus other real estate	0.17	0.20	0.24	0.25	0.26	0.17	0.26

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

During the first nine months of 2005, noninterest income was $197.9 million, compared to $188.1 million during the same period of 2004. The $9.8 million or 5.2 percent increase resulted from higher cardholder and merchant services income, other service charges and fees as well as the gain recognized on the securitization and sale of revolving mortgage loans. The favorable variances in these areas more than offset the impact of reductions in service charge income and the absence of securities gains during 2005. Securities transactions generated net gains of $1.9 million during 2004 compared to net losses of $22,000 in 2005.

Cardholder and merchant services income increased $6.6 million from $47.3 million earned in the first nine months of 2004 to $53.9 million in the first nine months of 2005. This 13.9 percent increase in cardholder income was due to increased merchant discount volume and higher interchange fees for debit and credit card transactions.

Other service charges and fees increased $2.5 million or 25.5 percent during 2005, primarily due to new check cashing fees we began collecting in early 2005. The securitization and sale of revolving mortgage loans resulted in a gain of $2.9 million during the second quarter of 2005. This gain is included in other noninterest income. There were no securitization and sale transactions in prior periods.

Trust income contributed an additional $1.2 million during the first nine months of 2005 compared to the same period of 2004. This increase represents a 9.2 percent increase over the same period of 2004, the result of higher fees earned for various trust and fiduciary services. Fees from processing services increased $1.1 million from $17.8 million during the first nine months of 2004 to $18.9 million earned during the first nine months of 2005 due to higher transaction volume for processed banks.

Service charge income decreased $3.3 million or 5.4 percent from the $61.2 million earned during the first nine months of 2004. Much of the reduction relates to commercial service charge income, which has declined as interest rates have increased for accounts subject to commercial analysis.

During the third quarter of 2005, noninterest income was $68.1 million, a $4.5 million or 7.0 percent increase over the $63.6 million earned during the third quarter of 2004. Cardholder and merchant services income increased $2.6 million or 15.4 percent during 2005 due to growth of interchange income for debit and credit transactions. Other service charges and fees increased $1.2 million due to new fees collected during 2005. Trust income increased $502,000 from $4.2 million in 2004 to $4.7 million in 2005. Fees from processing and commission income were also higher.

Partially offsetting these increases, service charges on deposits decreased $1.7 million or 8.0 percent during the third quarter of 2005 due to reductions in commercial service charge income.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefit costs, occupancy costs related to branch offices and support facilities, and equipment costs for branch offices and technology.

Noninterest expense was $374.0 million for the first nine months of 2005, a 3.7 percent increase over the $360.6 million recorded during the same period of 2004. The $13.3 million increase in noninterest expense results from higher personnel and general operating costs. ISB noninterest expenses increased $10.4 million or 27.3 percent over 2004.

Salary expense increased $4.8 million during 2005 when compared to the same period of 2004. This 3.1 percent increase is primarily due to the growth in employee population required to staff new branch and loan production offices of ISB. ISB’s salary expense increased $3.7 million or 22.7 percent.

Employee benefits expense increased $2.1 million or 5.7 percent during the first nine months of 2005, compared to the corresponding period of 2004 due to a $1.9 million increase in pension expense and $1.8 million of costs related to a benefit enhancement for a post-retirement executive benefit plan. Health expenses declined $2.0 million due to favorable claims experience within our self-insured health plan. ISB’s employee benefits expense increased $1.1 million or 32.1 percent over 2004 due to growth in the employee population.

Occupancy expense increased $1.7 million to $35.0 million during the first nine months of 2005. This 5.1 percent increase resulted from higher depreciation expense for branch facilities and utilities costs. As a result of additional locations, ISB’s occupancy expense increased $821,000 or 11.1 percent during 2005.

The $4.6 million or 4.8 percent increase in other expense resulted from a $2.8 million increase in cardholder processing costs due to transaction volume growth and a $1.5 million unfavorable variance in losses from the sale of assets. Partially offsetting these higher costs were favorable variances in legal, claims and postage costs.

For the third quarter of 2005, noninterest expense totaled $128.7 million, an $8.3 million or 6.9 percent increase over the same period of 2004. Salary expense totaled $55.7 million during the third quarter of 2005, an increase of $3.0 million or 5.7 percent due primarily to costs for new associates hired to support the ISB expansion. Employee benefits expense increased $1.8 million due to higher pension and executive post-retirement benefit costs. Equipment expense increased $1.1 million or 9.9 percent due to higher software-related expenses.

LIQUIDITY

BancShares has historically maintained a strong focus on liquidity, and our deposit base represents our primary liquidity source. Through our deposit pricing strategies, we have the ability to stimulate or curtail deposit growth. BancShares also maintains additional sources for borrowed funds through federal funds lines of credit and other borrowing facilities. At September 30, 2005, BancShares had access to $450.0 million in unfunded borrowings through its correspondent bank network.

Once we have satisfied our loan demand, residual liquidity is invested in overnight and longer-term investment products. Investment securities available for sale provide immediate liquidity as needed. In addition, investment securities held to maturity provide an ongoing liquidity source based on the scheduled maturity dates of the securities.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

BancShares continues to exceed all minimum regulatory capital requirements, and the banking subsidiaries remain well-capitalized. At September 30, 2005 and 2004, the leverage capital ratio of BancShares was 9.22 percent and 9.32 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares’ Tier 1 capital ratio was 12.51 percent at September 30, 2005, and 12.16 percent as of September 30, 2004. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 15.08 percent at September 30, 2005 and 13.50 percent as of September 30, 2004. The minimum total capital ratio is 8 percent.

The subordinated debt issued during the second quarter of 2005 qualifies as Tier 2 capital under current regulatory guidelines. As a result, BancShares’ total capital ratio has been further strengthened by that transaction.

INCOME TAXES

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

For the third quarters of 2005 and 2004, the effective tax rates were 35.5 percent and 49.5 percent, respectively. The effective tax rates for the nine-month periods ended September 30, 2005 and 2004 were 37.0 percent and 41.7 percent, respectively. The higher effective tax rate during 2004 resulted from higher state income tax expense that resulted from an examination of BancShares’ North Carolina tax returns for 2000, 2001 and 2002, net of the reversal of unallocated income tax liabilities that were no longer needed. Including estimated interest and net of federal benefit, the additional income tax expense recorded during the third quarter of 2004 amounted to $4.0 million.

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

IronStone Bank. ISB’s total assets increased from $1.39 billion at September 30, 2004 to $1.77 billion at September 30, 2005, an increase of $378.8 million or 27.2 percent. ISB’s net interest income increased $11.1 million or 33.1 percent during the first nine months of 2005, when compared to the same period of 2004, the result of higher loan yields and substantially higher levels of average loans outstanding. Provision for credit losses increased $3.6 million or 120.0 percent due to growth in the loan portfolio during the current year and higher net charge-offs.

ISB’s noninterest income increased $1.4 million or 33.7 percent during the first nine months of 2005, due to higher cardholder and merchant services income, partially offset by a reduction in deposit service charges. Noninterest expense increased $10.4 million or 27.2 percent during 2005, the net impact of higher personnel, occupancy and card processing costs. Higher personnel and occupancy reflect the impact of the expanded branch network, much of which relates to the expansion of ISB into California, Colorado, Oregon and Washington. These increases reflect the increased employee population within the growing ISB branch network.

ISB recorded a net loss of $3.3 million during the first nine months of 2005 compared to a net loss of $2.2 million during the same period of 2004. This represents an unfavorable variance of $1.0 million, the result of a higher growth rate of noninterest expenses and provision for loan losses than revenues.

ISB continues to evaluate both existing and new markets for expansion. As such growth occurs, ISB will continue to incur incremental operating costs, particularly in the areas of personnel, occupancy and equipment. As a result of the de novo status of much of the ISB franchise and plans for continued expansion, ISB’s net losses will likely extend into the foreseeable future.

First-Citizens Bank & Trust Company. FCB’s total assets increased from $11.55 billion at September 30, 2004 to $12.59 billion at September 30, 2005, an increase of $1.04 billion or 9.0 percent. FCB’s net interest income increased $34.9 million or 13.2 percent during the first nine months of 2005, the result of higher loan yields and loan growth. Provision for credit losses decreased $9.8 million or 43.2 percent due to lower net charge-offs and slower loan and lease growth during the current year.

FCB’s noninterest income increased $11.3 million or 6.1 percent during the first nine months of 2005, primarily the result of cardholder and merchant income and fees from processing services. Noninterest expense increased $3.6 million or 1.1 percent during the first nine months of 2005, primarily due to higher personnel and occupancy costs.

FCB recorded net income of $98.0 million during the first nine months of 2005 compared to $60.8 million during the same period of 2004. This represents a $37.2 million or 61.2 percent increase in net income, which reflects the favorable impact on net interest income of increases in market interest rates during the past 12 months.

CURRENT ACCOUNTING AND REGULATORY ISSUES

There has been no accounting guidance issued since December 31, 2004, that will have a significant impact on our consolidated financial statements. Further, management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of September 30, 2005, BancShares’ market risk profile has not changed significantly from December 31, 2004.

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

No change in BancShares’ internal control over financial reporting occurred during the third quarter of 2005 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II

Item 6. Exhibits

Exhibit 10.1	Amended and Restated Employee Consultation, Post-Retirement Non-Competition and Death Benefit Agreement by and between First-Citizens Bank & Trust Company and Lewis R. Holding dated October 25, 2005

Exhibit 10.2	Amended and Restated Employee Consultation, Post-Retirement Non-Competition and Death Benefit Agreement by and between First-Citizens Bank & Trust Company and Frank B. Holding dated October 25, 2005

Exhibit 10.3	Amended and Restated Employee Consultation, Post-Retirement Non-Competition and Death Benefit Agreement by and between First-Citizens Bank & Trust Company and James B. Hyler, Jr. dated October 25, 2005

Exhibit 10.4	Amended and Restated Employee Consultation, Post-Retirement Non-Competition and Death Benefit Agreement by and between First-Citizens Bank & Trust Company and Frank B. Holding, Jr. dated October 25, 2005

Exhibit 10.5	Amended and Restated Employee Consultation, Post-Retirement Non-Competition and Death Benefit Agreement by and between IronStone Bank and James M. Parker dated October 25, 2005

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2005	FIRST CITIZENS BANCSHARES, INC.
(Registrant)

	By:	/s/ KENNETH A. BLACK
Kenneth A. Black
Vice President, Treasurer
and Chief Financial Officer