Form 10-K
period 2005-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2006-03-14
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Class B Common Stock, Par Value $1
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $864,788,307.

On March 10, 2006, there were 8,756,778 outstanding shares of the Registrant’s Class A Common Stock and 1,677,675 outstanding shares of the Registrant’s Class B Common Stock.

Portions of the Registrant’s definitive Proxy Statement dated March 17, 2006 are incorporated in Part III of this report.

CROSS REFERENCE INDEX

			Page
PART 1	Item 1	Business	3
	Item 1A	Risk Factors	6
	Item 1B	Unresolved Staff Comments	None
	Item 2	Properties	6
	Item 3	Legal Proceedings	35
	Item 4	Submission of Matters to a Vote of Security Holders	None
PART II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6
	Item 6	Selected Financial Data	10
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-37
	Item 7A	Quantitative and Qualitative Disclosures about Market Risk	23
	Item 8	Financial Statements and Supplementary Data
		Report of Independent Registered Public Accounting Firm	38
		Management’s Annual Report on Internal Control over Financial Reporting	39
		Report of Independent Registered Public Accounting Firm over Financial Reporting	40
		Consolidated Balance Sheets at December 31, 2005 and 2004	41
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2005	42
		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2005	43
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2005	44
		Notes to Consolidated Financial Statements	45-68
		Quarterly Financial Summary for 2005 and 2004	33
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	7
	Item 9B	Other Information	None
PART III	Item 10	Directors and Executive Officers of the Registrant	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions	*
	Item 14	Principal Accountant Fees and Services	*
PART IV	Item 15	Exhibits and Financial Statement Schedules
	(1)	Financial Statements (see Item 8 for reference)
	(2)	Reissued report of predecessor independent auditor is filed as an exhibit to this report. All other Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.

*	Information required by Item 10 is incorporated herein by reference to the information that appears under the headings ‘Section 16(a) Beneficial Ownership Reporting Compliance’ on page 5, ‘Proposal 1: Election of Directors’ on pages 6-7, ‘Audit and Compliance Committee—Function’ and ‘Audit and Compliance Committee—Members’ on page 8 and ‘Executive Officers’ on page 12 of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders (2006 Proxy Statement) and under the headings “Procedures for Shareholder Recommendations to Nominating Committee” and “Code of Ethics” on page 7 of this Form 10-K.

Information required by Item 11 is incorporated herein by reference to the information that appears under the heading ‘Director Compensation’ on page 7 and under the heading ‘Executive Compensation’ on pages 13-15 of the 2006 Proxy Statement.

Information required by Item 12 is incorporated herein by reference to the information that appears under the heading ‘Beneficial Ownership of Voting Securities’ on pages 3-5 of the 2006 Proxy Statement.

Information required by Item 13 is incorporated herein by reference to the information that appears under the heading ‘Transactions with Related Parties’ on pages 16-17 of the 2006 Proxy Statement.

Information required by Item 14 is incorporated by reference to the information that appears under the heading ‘Services and Fees During 2004 and 2005’ on page 18 of the 2006 Proxy Statement.

Business

First Citizens BancShares, Inc. (BancShares) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (First Citizens Bank or FCB), its banking subsidiary. FCB opened in 1898 as the Bank of Smithfield, Smithfield, North Carolina, and through a series of mergers and name changes, it later became First-Citizens Bank & Trust Company. As of December 31, 2005, FCB operated 339 offices in North Carolina, Virginia, West Virginia, Maryland and Tennessee.

On April 28, 1997, BancShares launched Atlantic States Bank (ASB), a federally chartered thrift institution. During 2004, ASB changed its name to IronStone Bank (ISB). ISB branches were initially concentrated within the metropolitan Atlanta, Georgia market. In 1999, ISB expanded its presence into Florida, focusing initially on selected markets in southwest Florida. The targeted market areas within Florida have grown to now include Jacksonville and Fort Lauderdale. During 2002, ISB continued its expansion into high-growth markets by opening offices in Austin, Texas.

During 2003, ISB opened offices in Scottsdale, Arizona, the San Diego, Newport Beach and LaJolla communities in Southern California and Sacramento in Northern California. ISB continued its expansion in 2004 and 2005 by opening branch facilities in Denver, Colorado, Albuquerque, New Mexico, Santa Fe, New Mexico, Portland, Oregon and Seattle, Washington. These markets have been selected based on their strong anticipated economic growth rates and the desire to bring a bank with a focus on customer service in these communities. At December 31, 2005, ISB had 53 offices.

BancShares’ executive offices are located at 3128 Smoketree Court, Raleigh, North Carolina 27604, and its telephone number is (919) 716-7000. Although BancShares does not maintain a dedicated website, information regarding BancShares is available at FCB’s website, www.firstcitizens.com. At December 31, 2005, BancShares and its subsidiaries employed a full-time staff of 3,925 and a part-time staff of 869 for a total of 4,794 employees.

BancShares’ subsidiary banks seek to meet the needs of both consumers and commercial entities in their respective market areas. These services, offered at most offices, include normal taking of deposits, cashing of checks, and providing for individual and commercial cash needs; numerous checking and savings plans; commercial, business and consumer lending; a full-service trust department; and other activities incidental to commercial banking. Triangle Life Insurance Company underwrites and sells credit-related life insurance products. First Citizens Investor Services, Inc. (FCIS) and IronStone Securities (ISS) provide various investment products, including annuities, discount brokerage services and third-party mutual funds to customers. First Citizens Bank, National Association (FCB-NA) is the issuing and processing bank for retail credit cards and provides processing services for merchants. Pending regulatory approval, FCB-NA will be merged into FCB during 2006. Various other subsidiaries are not material to BancShares’ consolidated financial position or to consolidated net income.

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

There are many statutes and regulations that apply to and restrict the activities of the banking subsidiaries, including limitations on the ability to pay dividends, capital requirements, reserve requirements, deposit insurance requirements and restrictions on transactions with related parties. The impact of these statutes and regulations is discussed below and in the accompanying audited consolidated financial statements.

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

Each of the banking subsidiaries is subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of certain transactions with affiliate entities. The total amount of the transactions by any of the banking subsidiaries with a single affiliate is limited to 10% of the banking subsidiary’s capital and surplus and, for all affiliates, to 20% of the banking subsidiary’s capital and surplus. Each of the transactions among affiliates must also meet specified collateral requirements and must comply with other provisions of Section 23A designed to avoid transfers of low-quality assets between affiliates.

The banking subsidiaries are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the banking subsidiary or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The USA Patriot Act of 2001 (Patriot Act) is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains sweeping anti-money laundering and financial transparency laws which require various new regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Patriot Act has required financial institutions to adopt new policies and procedures to combat money laundering, and it grants the Secretary of the Treasury broad authority to establish regulations and impose requirements and restrictions on financial institutions’ operations.

Under the Community Reinvestment Act, as implemented by regulations of the federal bank regulatory agencies, an insured bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods.

The Sarbanes-Oxley Act of 2002 (SOX Act) mandated important new corporate governance, financial reporting and disclosure requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process, and it created a new regulatory body to oversee auditors of public companies. The SOX Act also mandated new enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. Additionally, the SOX Act increased the opportunity for private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The SOX Act requires various securities exchanges, including The Nasdaq Stock Market, to prohibit the listing of the stock of an issuer unless that issuer maintains an independent audit committee. In addition, the securities exchanges have imposed various corporate governance requirements, including the requirement that various corporate matters (including executive compensation and board nominations) be approved, or recommended for approval by the issuer’s full board of directors, by directors of the issuer who are “independent” as defined by the exchanges’ rules or by committees made up of “independent” directors. Since BancShares’ Class A common stock is a listed stock, BancShares is subject to those provisions of the Act and to corporate governance requirements of The Nasdaq Stock Market.

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

Risk Factors

An investment in BancShares’ common stock will involve some level of risk. As a publicly-traded security, the value of our stock moves up and down based on trends or market expectations that may affect a broad range of equity investments, specific industries, or individual securities. These movements may result from external disclosures about various topics, such as economic growth, interest rates, employment or inflation.

Movements in our stock price may also result from our own activities, by our earnings or by changes in strategies or management. In conjunction with our investment in ISB over the past nine years, we have entered new markets that are not adjacent to our existing footprint. Losses generated by ISB as it continues its de novo growth have adversely impacted net income. In addition to the impact on net income, the geographic dispersion of these markets represents additional shareholder risk.

In addition to the capital requirements mandated by regulatory authorities, our ability to grow is limited by the amount of capital we generate. In recent years, we have focused on earnings retention and have used non-equity capital sources to support our growth. We have not traditionally issued capital stock to support balance sheet growth. Capital adequacy is therefore a significant risk factor.

To the extent that we are dependent on our banking subsidiaries’ lending and deposit gathering functions to generate income, shareholders are also exposed to credit risk, interest rate risk and liquidity risk.

Properties

Through its subsidiary financial institutions, as of December 31, 2005, BancShares operated branch offices at 392 locations in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Florida, Georgia, Texas, Arizona, California, New Mexico, Colorado, Oregon and Washington. BancShares owns many of the buildings and leases other facilities from third parties.

During 2005, BancShares acquired a nine-story building in Raleigh, which will serve as our corporate headquarters beginning in mid-2006. The 163,000 square foot building was purchased for $29.3 million. Additional information relating to premises, equipment and lease commitments is set forth in Note E of BancShares’ consolidated financial statements.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BancShares’ Class A and Class B common stock is traded in the over-the-counter market, and the Class A common stock is quoted on the Nasdaq National Market System under the symbol FCNCA. The Class B common stock is quoted on the OTC Bulletin Board under the symbol FCNCB. As of December 31, 2005, there were 2,348 holders of record of the Class A common stock, and 436 holders of record of the Class B common stock.

The per share cash dividends declared by BancShares and the high and low sales prices for each quarterly period during 2005 and 2004 are set forth in Table 18 under the caption ‘Per Share of Stock’ of this report. A cash dividend of 27.5 cents per share was declared by the Board of Directors on January 23, 2006, payable April 3, 2006, to holders of record as of March 20, 2006. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. BancShares’ principal source of liquidity for payment of shareholder dividends is the dividend it receives from FCB. FCB is subject to various requirements under federal and state banking laws that restrict the payment of dividends and its ability to lend to BancShares. Subject to the foregoing, it is currently management’s expectation that comparable cash dividends will continue to be paid in the future.

During the fourth quarter of 2005, BancShares did not issue, sell or repurchase any Class A or Class B common stock.

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

Management’s Annual Report on Internal Control Over Financial Reporting is included on page 37 of this Report. The attestation report of BancShares’ independent accountants regarding management’s assessment of BancShares’ internal control over financial reporting is included on page 40 of this Report.

No change in BancShares’ internal control over financial reporting occurred during our fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. (BancShares), for the years 2005, 2004 and 2003. BancShares is a financial holding company with two wholly-owned banking subsidiaries: First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and IronStone Bank (ISB), a federally-chartered thrift institution. FCB operates branches in North Carolina, Virginia, West Virginia, Maryland and Tennessee. ISB operates branches in Florida, Georgia, Texas, New Mexico, Arizona, California, Colorado, Oregon and Washington.

This discussion and related financial data should be read in conjunction with our audited consolidated financial statements and related footnotes, presented on pages 38 through 68 of this report. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2005, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

CRITICAL ACCOUNTING POLICIES

The preparation of our audited financial statements and the information included in management’s discussion and analysis is governed by policies that are based on accounting principles generally accepted in the United States of America and general practices within the banking industry. Among the more significant policies are those that govern accounting for the allowance for loan and lease losses, impairment of investment securities and pension plan assumptions.

Estimates and judgments are integral to accounting for certain items, and those estimates and judgments affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent assets and liabilities. BancShares periodically evaluates its estimates, including those related to the allowance for loan and lease losses, impairment of investment securities, and pension plan assumptions. While we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or outcomes.

Allowance for loan and lease losses.    The allowance for loan and lease losses reflects the estimated losses that will result from the inability of our customers to make required payments. The allowance for loan and lease losses results from management’s evaluation of the risk characteristics of the loan and lease portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in our opinion, deserve current recognition in estimating possible loan and lease losses. Our evaluation process is based on historical evidence and current trends among delinquencies, defaults and nonperforming assets. Our estimate of the allowance for loan and lease losses does not include the impact of events that might occur in the future.

Management considers the established allowance adequate to absorb losses that relate to loans and leases outstanding at December 31, 2005, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. These agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additions to the allowance may be required.

Other than temporary impairment of investment securities.    An individual investment security with a fair value less than 80 percent of its carrying value over a continuous period that spans two quarter-ends is evaluated for impairment during the subsequent quarter. That evaluation includes an assessment of both qualitative and quantitative measures to determine whether, in management’s judgment, the investment is likely to recover its value. When that evaluation concludes that a recovery is unlikely, the unrealized loss is reported as an other than temporary impairment within securities losses on the consolidated statements of income. Changes in market interest rates and the resulting impact on fair value are not typically deemed to create other than temporary impairment. If evidence suggests that an unrealized loss is unlikely to be recovered, management may elect to record an other than temporary impairment even if the prescribed period of time has not lapsed.

Pension plan assumptions.    Although the assets and liabilities associated with the defined benefit pension plan maintained for our associates are not included within the consolidated financial statements, the selection of key assumptions used to determine the pension obligation and the future value of the plan’s assets have a direct impact on the pension expense that we report within employee benefit expense in our consolidated statements of income. We establish an appropriate discount rate that is used to determine the present value of the benefits that the pension plan will pay to the plan participants. The discount rate reflects the interest rate that could be obtained by a suitable investment used to fund the pension obligation. Given the reductions in market interest rates during the past several years, the discount rate used to estimate the pension obligation has declined to 5.50 percent at December 31, 2005 compared to 5.75 percent at December 31, 2004 and 6.00 percent at December 31, 2003. Assuming other variables remain unchanged, a reduction in the assumed discount rate would cause an increase in the pension plan’s benefit obligations, which would result in higher pension expense for BancShares.

We also derive an estimated long-term rate of return on plan assets that is used to calculate the value of plan assets over time. Based on favorable asset returns during the prior two years, optimistic market conditions and forecasts for future market performance, a return on assets assumption of 8.50 percent was used during 2005 and 2004, compared to 8.00 percent in 2003. Assuming other variables remain unchanged, an increase in the assumed long-term rate of return on plan assets would result in quicker appreciation in the fair value of pension plan’s assets, which would trigger a reduction in pension expense for BancShares.

The assumed rate of future compensation increases is reviewed annually based on actual experience and future salary expectations. The compensation increase assumption was adjusted downward effective January 1, 2006 to 4.25 percent compared to 4.75 percent during the previous three years. Assuming other variables remain unchanged, a reduction in the rate of future compensation reduces benefit obligations for the pension plan, which would result in lower pension expense for BancShares.

Table 1

FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

	2005	2004	2003	2002	2001
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$665,934	$521,117	$510,477	$596,169	$715,427
Interest expense	218,151	133,826	148,537	214,018	346,510

Net interest income	447,783	387,291	361,940	382,151	368,917
Provision for credit losses	33,109	34,473	24,187	26,550	24,134

Net interest income after provision for credit losses	414,674	352,818	337,753	355,601	344,783
Noninterest income	263,352	250,956	243,936	220,295	214,643
Noninterest expense	499,356	479,579	465,088	432,353	421,685

Income before income taxes	178,670	124,195	116,601	143,543	137,741
Income taxes	65,808	49,352	41,414	50,787	50,805

Net income	$112,862	$74,843	$75,187	$92,756	$86,936

Net interest income, taxable equivalent	$449,256	$388,556	$362,991	$383,494	$370,857

SELECTED AVERAGE BALANCES
Total assets	$13,905,260	$12,856,102	$12,245,840	$11,843,239	$11,235,859
Investment securities	2,533,161	2,157,367	2,585,376	2,610,622	2,196,473
Loans and leases	9,364,327	8,892,317	7,886,948	7,379,607	7,105,915
Interest-earning assets	12,492,955	11,483,694	10,932,853	10,553,574	10,038,074
Deposits	11,714,569	10,961,380	10,433,781	10,007,398	9,405,328
Interest-bearing liabilities	10,113,999	9,327,436	9,163,960	9,129,168	8,798,893
Long-term obligations	353,885	287,333	255,379	263,291	186,636
Shareholders’ equity	$1,131,066	$1,053,860	$996,578	$924,877	$847,374
Shares outstanding	10,434,453	10,435,247	10,452,523	10,478,843	10,507,289

SELECTED PERIOD-END BALANCES
Total assets	$14,639,392	$13,265,711	$12,566,961	$12,237,534	$11,869,425
Investment securities	2,929,516	2,125,524	2,469,447	2,539,236	2,791,296
Loans and leases	9,642,994	9,354,387	8,326,598	7,620,263	7,196,177
Interest-earning assets	13,053,522	11,863,654	11,090,450	10,783,069	10,489,382
Deposits	12,173,858	11,350,798	10,711,332	10,439,620	9,961,605
Interest-bearing liabilities	10,745,696	9,641,368	9,251,903	9,298,080	9,206,903
Long-term obligations	408,987	285,943	289,277	253,409	284,009
Shareholders’ equity	$1,181,059	$1,086,310	$1,029,305	$967,291	$885,043
Shares outstanding	10,434,453	10,434,453	10,436,345	10,473,294	10,483,456

PROFITABILITY RATIOS (averages)
Rate of return on:
Total assets	0.81%	0.58%	0.61%	0.78%	0.77%
Shareholders’ equity	9.98	7.10	7.54	10.03	10.26
Dividend payout ratio	10.17	15.34	15.30	11.30	12.09

LIQUIDITY AND CAPITAL RATIOS (averages)
Loans and leases to deposits	79.94%	81.12%	75.59%	73.74%	75.55%
Shareholders’ equity to total assets	8.13	8.20	8.14	7.81	7.54
Time certificates of $100,000 or more to total deposits	12.57	11.05	10.33	10.87	11.43

PER SHARE OF STOCK
Net income	$10.82	$7.17	$7.19	$8.85	$8.27
Cash dividends	1.10	1.10	1.10	1.00	1.00
Market price at December 31 (Class A)	174.42	148.25	120.50	96.60	97.75
Book value at December 31	113.19	104.11	98.63	92.36	84.42
Tangible book value at December 31	102.35	93.12	87.56	81.73	73.78

SUMMARY

BancShares’ earnings and cash flows are primarily derived from the commercial banking activities conducted by its banking subsidiaries. These activities include commercial and consumer lending, deposit and cash management products, cardholder, merchant, wealth management services as well as various other products and services incidental to commercial banking. FCB and ISB gather deposits from retail and commercial customers and, along with BancShares and other non-bank subsidiaries, obtain funding through borrowings from various non-deposit sources. We invest the liquidity generated from these funding sources in various types of interest-earning assets such as loans and leases, investment securities and overnight investments. We also invest in the bank premises, furniture and equipment incidental to the subsidiaries’ commercial banking business.

External Influences.    Various external factors influence customer demand for our loan, lease and deposit products. The general strength of the economy influences loan and lease demand as well as the quality and collectibility of our loan and lease portfolio. External economic indicators such as consumer bankruptcy rates and business debt service capacity closely follow trends in the economic cycle. In an effort to stimulate and control the rate of growth of economic activity, monetary actions by the Federal Reserve are significant to the interest rate environment in which we operate. At any point in time, both the existing level and anticipated movement of interest rates have a profound impact on customer demand for our products, our pricing of those products and on our profitability.

In order to control inflation while sustaining the current level of economic growth, the Federal Reserve initiated significant interest rate increases during 2005. Within this environment of rising interest rates, we experienced relatively strong growth in deposit products and weak loan demand. During 2004, loans increased at a robust pace while deposit growth lagged. The trends in each period resulted primarily from external economic and competitive factors that significantly affected both our ability and capacity to grow our loan portfolio and to generate incremental levels of deposits. Although we are unable to control the external factors that influence our business, through the utilization of various asset–liability management and asset quality tools, we seek to minimize the potential adverse risks of unforeseen and unfavorable economic trends and take advantage of favorable economic and competitive conditions when appropriate.

Strategic emphasis.    Financial institutions frequently focus their strategic and operating emphasis on maximizing profitability, and therefore measure their relative success by reference to profitability measures such as return on average assets or return on average shareholders’ equity. BancShares’ profitability measures have historically compared unfavorably to the returns of similar-sized financial holding companies. BancShares has instead placed primary emphasis upon asset quality, balance sheet liquidity and capital conservation and creation, even when those priorities may be detrimental to short-term profitability.

Based on our organization’s strengths and competitive position within the financial services industry, we believe opportunities for significant growth and expansion exist. We operate in diverse and growing geographic markets and believe that through competitive products and superior customer service, we can increase our business volumes and profitability. In recent years, we have focused our efforts on customers who own their own businesses, medical and other professionals and individuals who are financially active. Among all of our customers, we seek to increase fee income in areas such as merchant processing, factoring, insurance, cash management, wealth management and private banking services. We also focus on opportunities to generate income by providing processing services to other banks. We attempt to mitigate certain of the risks that can endanger our profitability and growth prospects. These risks generally fall into categories of economic, industry systemic, competitive and regulatory. While we are attentive to all areas of risk, economic risk is especially problematic due to the lack of control and the potential material impact upon our financial results. Specific economic risks include recession, rapid movements in interest rates and significant changes in inflation expectations. Compared to our larger competitors, our relatively small asset size and limited capital resources create a level of economic risk that requires significant and constant management attention.

Net income.    BancShares reported net income of $112.9 million during 2005, compared to $74.8 million in 2004 and $75.2 million in 2003. Net income for 2005 represented a 50.8 percent increase when compared to 2004. Significant items affecting 2005 net income included materially higher net interest income and improved levels of noninterest income, both of which were partially offset by higher noninterest expense and income tax expense. The $344,000 decrease in net income in 2004 when compared to 2003 was the result of higher noninterest expense and provision for credit losses, as well as higher income tax expense. These unfavorable items fully offset the benefit of higher net interest income and noninterest income. Net income per share for 2005 totaled $10.82, compared to $7.17 and $7.19 for 2004 and 2003, respectively.

Shareholders Equity.    BancShares continues to exceed minimum capital standards and the banking subsidiaries remain well-capitalized. However, ISB’s continued de novo expansion and rapid balance sheet growth has required BancShares to contribute significant amounts of additional capital. Infusions totaled $20.0 million in 2005 compared to $30.0 million in 2004 and 2003. Since ISB was formed in 1997, BancShares has provided $250.0 million in capital. ISB recorded net losses of $2.9 million, $3.0 million and $2.0 million during 2005, 2004 and 2003, respectively. Losses incurred since ISB’s inception total $29.2 million. Based on plans for further growth and expansion, BancShares will infuse $30.0 million into ISB during 2006, and additional capital infusions will likely extend into the foreseeable future.

Detailed information regarding the components of net income over the five years from 2001 through 2005 is provided in the accompanying tables. Table 1 provides a summary of key financial data. Table 5 provides information on net interest income. Table 13 provides details related to the provision for credit losses. Tables 15 and 16 present information regarding the components of noninterest income and expense, respectively.

An analysis of BancShares’ financial condition and growth can be made by examining the changes and trends in interest-earning assets and interest-bearing liabilities. The information presented in Table 5 is useful in making such an analysis. Table 2 details acquisitions and divestitures during 2005, 2004 and 2003. All of the acquisitions were accounted for as purchases, with the results of operations included with BancShares’ Consolidated Statements of Income since the respective acquisition date. There were no material purchase transactions during the three-year period presented.

Table 2

ACQUISITIONS AND DIVESTITURES

		Total	Total
Year	Institution and Location	Loans	Deposits
		(thousands)
2005	Purchase of one branch by First Citizens Bank	$11	$20,957
2004	Purchase of one branch by First Citizens Bank	2,288	11,565
2004	Sale of one branch by IronStone Bank	—	(12,156)
2003	Purchase of two branches by First Citizens Bank	18,523	67,887
2003	Sale of four branches by First Citizens Bank	(31,380)	(114,727)

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier investments typically carry a higher interest rate, but expose the investor to potentially higher levels of default. We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. Our investment securities portfolio includes high-quality assets, primarily United States Treasury and government agency securities. Generally, the investment securities portfolio grows and shrinks based on loan, lease and deposit trends. When deposit growth exceeds loan and lease demand, which occurred in 2005, we invest excess funds in the securities portfolio. Conversely, as we experienced during 2004, when loan and lease demand exceeds deposit growth, we use proceeds from maturing securities to fund loan and lease demand. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.

Interest-earning assets averaged $12.49 billion during 2005, an increase of $1.01 billion or 8.8 percent over 2004 levels, compared to a $550.8 million or 5.0 percent increase in 2004 over 2003 levels. The increase among interest-earning assets during 2005 resulted from growth among loans, leases, investment securities and overnight investments. Growth among interest-earning assets during 2004 also resulted from strong loan and lease growth, partially offset by lower investment securities.

Loans and leases.    As of December 31, 2005, gross loans and leases outstanding were $9.64 billion, a 3.1 percent increase over the December 31, 2004 balance of $9.35 billion. The $288.6 million increase in loans and leases during 2005 resulted from growth throughout multiple segments of the loan and lease portfolio. Loan and lease growth during 2005 was negatively affected by FCB’s securitization and sale of $256.2 million of revolving mortgage loans during the second quarter. Including the impact of the securitization and sale of the revolving mortgage loans, FCB loans and leases declined $17.2 million or 0.2 percent during 2005. ISB loans and leases increased $305.8 million or 22.3 percent during 2005. Loan and lease balances for the last five years are presented in Table 3.

Loans secured by real estate totaled $6.84 billion at December 31, 2005, compared to $6.73 billion at December 31, 2004 and $5.87 billion at December 31, 2003. Loans secured by mortgages on commercial property totaled $3.52 billion at December 31, 2005, a $238.8 million or 7.3 percent increase from December 31, 2004. Although commercial mortgage loans increased during 2005, the rate of growth slowed from 2004 and 2003, when we achieved growth rates of 23.6 percent and 12.2 percent, respectively. The reduced growth during 2005 resulted from heightened pricing pressure from competitor banks and the desire by management to reduce the level of loans considered as high loan to value. As a percentage of total loans and leases, loans secured by commercial mortgages represent 36.5 percent at December 31, 2005, compared to 35.1 percent and 31.9 percent at December 31, 2004 and 2003, respectively. A large percentage of our commercial mortgage portfolio is secured by owner-occupied facilities, rather than investment property. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

Revolving loans secured by real estate totaled $1.37 billion at December 31, 2005, compared to $1.71 billion and $1.60 billion at December 31, 2004 and 2003, respectively. The $345.3 million or 20.1 percent reduction in 2005 reflects the impact of the securitization and sale as well as customer preference for fixed rate closed-end residential mortgages. The securitization and sale transaction was executed in order to reduce our mix of revolving loans secured by real estate and to generate additional liquidity for other loan types. At December 31, 2005, revolving mortgage loans represent 14.2 percent of total loans and leases, compared to 18.3 percent and 19.2 percent, respectively, at December 31, 2004 and 2003.

Table 3

LOANS AND LEASES

	December 31
	2005	2004	2003	2002	2001
	(thousands)
Real estate:
Construction and land development	$766,945	$588,092	$509,578	$433,123	$409,560
Commercial mortgage	3,518,563	3,279,729	2,654,414	2,366,149	2,168,643
Residential mortgage	1,016,677	979,663	929,096	1,077,937	1,279,708
Revolving mortgage	1,368,729	1,714,032	1,598,603	1,335,024	1,024,181
Other mortgage	172,712	171,700	173,489	166,023	164,045

Total real estate loans	6,843,626	6,733,216	5,865,180	5,378,256	5,046,137
Commercial and industrial	1,193,349	969,729	929,039	925,775	915,596
Consumer	1,318,971	1,397,820	1,303,718	1,154,280	1,073,954
Lease financing	233,499	192,164	160,390	141,372	139,966
Other	53,549	61,458	68,271	20,580	20,524

Total loans and leases	9,642,994	9,354,387	8,326,598	7,620,263	7,196,177
Less allowance for loan and lease losses	128,847	123,861	112,304	106,888	102,653

Net loans and leases	$9,514,147	$9,230,526	$8,214,294	$7,513,375	$7,093,524

All information presented in this table relates to domestic loans and leases. There were no foreign loans or leases in any period.

Consumer loans totaled $1.32 billion at December 31, 2005, a decrease of $78.8 million or 5.6 percent during 2005, primarily the result of lower demand for indirect loans within our sales finance unit. During 2004, consumer loans increased 7.2 percent. At December 31, 2005, 2004 and 2003, consumer loans represented 13.7 percent, 14.9 percent and 15.7 percent of the total portfolio, respectively.

Commercial and industrial loans were $1.19 billion at December 31, 2005, compared to $969.7 million at December 31, 2004 and $929.0 million at December 31, 2003. After several years of sluggish growth, commercial and industrial loans increased $223.6 million or 23.1 percent during 2005. Growth among these loans in 2005 is evidence of optimistic economic expectations by our customers and positive results from the geographic expansion of ISB. Commercial and industrial loans represent 12.4 percent, 10.4 percent and 11.2 percent of total loans and leases, respectively, as of December 31, 2005, 2004 and 2003.

Residential mortgage loans increased $37.0 million or 3.8 percent to $1.02 billion during 2005, following a $50.6 million or 5.4 percent rate of growth in 2004. Growth during both 2005 and 2004 is primarily due to moderately higher levels of origination activity of loans that are not structured as marketable.

Construction and land development loans totaled $766.9 million at December 31, 2005, an increase of $178.9 million or 30.4 percent. As of December 31, 2005, these loans represented 8.0 percent of loans and leases, compared to 6.3 percent and 6.1 percent, respectively, at December 31, 2004 and December 31, 2003.

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

We maintain a well-diversified loan and lease portfolio, and seek to avoid the risk associated with large concentrations within specific industries. Over the past several years, we have aggressively sought opportunities to provide financial services to businesses associated with and professionals within the medical community. Due to strong growth within this industry, our loans for offices and clinics of medical doctors and dentists increased to $1.32 billion as of December 31, 2005, which represents 13.7 percent of total loans and leases outstanding. Except for this single concentration, no other industry represented more than 10 percent of total loans and leases outstanding at December 31, 2005.

In addition to industry concentrations, we monitor our loan and lease portfolio for other risk characteristics. Among the key indicators of credit risk are loan-to-value ratios, which measure a lender’s exposure as compared to the value of the underlying collateral. Regulatory agencies have established guidelines that define high loan-to-value loans as those real estate loans that exceed 65 percent to 85 percent of the collateral value depending upon the type of collateral. At December 31, 2005, we had $1.08 billion or 11.2 percent of loans and leases that exceeded the loan-to-value ratios recommended by the guidelines. While we continuously strive to limit our high loan-to-value loans, we believe that the inherent risk within these loans is lessened by mitigating factors, such as our strict underwriting criteria and the high rate of owner-occupied properties.

We anticipate growth in commercial mortgage and commercial and industrial loans in 2006, as our expansion into new markets translates into higher levels of loan demand among our business customers. Our continued expansion will likewise diversify risks resulting from regional concentrations. All growth projections are subject to change as a result of economic deterioration or improvement, competitive forces and other external factors. Due to uncertainty about interest rates, we will encourage variable rate loan and lease products in order to reduce our overall level of interest rate risk.

Investment Securities.    At December 31, 2005, and 2004, the investment securities portfolio totaled $2.93 billion and $2.13 billion, respectively. Investment securities held to maturity totaled $636.5 million and $877.5 million, respectively, at December 31, 2005 and 2004. The $241.0 million reduction in investment securities held to maturity during 2005 resulted from the continued migration of investments to the available-for-sale portfolio. In each period, U.S. Treasury and government agency securities represented substantially the entire balance of the held-to-maturity portfolio. Securities that are classified as held-to-maturity reflect BancShares’ ability and positive intent to hold those investments until maturity.

Investment securities available for sale at December 31, 2005 and 2004 totaled $2.29 billion and $1.25 billion, respectively, a $1.04 billion increase. Available-for-sale securities are reported at their aggregate fair value. The growth in investment securities available for sale during 2005 resulted from deposit and short-term borrowings growth that exceeded loan demand. Generally, excess balance sheet liquidity and maturities of investment securities which have been classified as held-to-maturity are invested in the available-for-sale portfolio in order to maximize overall balance sheet management flexibility. Investment securities available for sale include U.S. Treasury obligations, government agency securities and a small equity securities portfolio. Unrealized gains and losses on available-for-sale securities are included as a component of shareholders’ equity, net of deferred taxes.

Table 4

INVESTMENT SECURITIES

	December 31
	2005				2004		2003
	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Cost	Fair Value
	(thousands, except maturity and yield information)
Investment securities held to maturity:
U. S. Government:
Within one year	$416,172	$413,289	0/6	2.67%	$511,421	$509,932	$972,621	$976,638
One to five years	209,207	207,234	1/4	3.67	351,264	349,425	234,640	236,429
Five to ten years	—	—			21	22	58	62
Over ten years	9,294	9,385	11/4	5.62	12,790	13,255	17,229	17,913

Total	634,673	629,908	0/11	3.04	875,496	872,634	1,224,548	1,231,042

State, county and municipal:
Within one year	—	—			165	168	—	—
One to five years	147	155	3/4	5.88	146	155	355	355
Five to ten years	—	—			—	—	145	155
Over ten years	1,426	1,563	12/4	6.02	1,422	1,572	1,419	1,586

Total	1,573	1,718	11/6	6.01	1,733	1,895	1,919	2,096

Other:
Within one year	—	—			—	—	—	—
One to five years	250	250	2/7	7.75	250	250	250	250
Five to ten years	—	—			—	—	—	—

Total	250	250	2/7	7.75	250	250	250	250

Total investment securities held to maturity	636,496	631,876	0/11	3.05	877,479	874,779	1,226,717	1,233,388

Investment securities available for sale:
U. S. Government:
Within one year	1,159,556	1,140,602	0/5	3.03%	927,250	916,427	878,667	875,337
One to five years	1,055,472	1,044,913	1/8	3.94	253,120	250,317	291,787	290,774
Five to ten years	115	109	5/7	5.45	159	156	721	723
Over ten years	29,721	29,097	27/2	5.30	21,300	21,166	11,048	11,027

Total	2,244,864	2,214,721	1/4	3.49	1,201,829	1,188,066	1,182,223	1,177,861

State, county and municipal:
Within one year	954	947	0/5	2.06	838	835	1,139	1,138
One to five years	3,013	2,977	2/7	3.55	4,059	4,065	3,635	3,642
Five to ten years	1,115	1,110	6/4	4.64	1,301	1,305	2,673	2,689
Over ten years	145	145	26/11	1.15	145	145	145	145

Total	5,227	5,179	3/8	3.44	6,343	6,350	7,592	7,614

Other:
Within one year	—	—			—	—	—	—
One to five years	—	—			—	—	—	—
Five to ten years	—	—			—	—	—	—
Over ten years	11,902	11,902	11/11	11.09	—	—	—	—

Total	11,902	11,902	11/11	11.09	—	—	—	—

Equity securities	34,409	61,218			32,447	53,629	35,318	57,255

Total investment securities available for sale	2,296,402	2,293,020			1,240,619	1,248,045	1,225,133	1,242,730

Total investment securities	$2,932,898	$2,924,896			$2,118,098	$2,122,824	$2,451,850	$2,476,118

The average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income taxes and 6.90% for state income taxes for all periods.

Table 5

AVERAGE BALANCE SHEETS

	2005			2004
	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
				(thousands, taxable equivalent)
Assets
Loans and leases	$9,364,327	$572,129	6.11%	$8,892,317	$467,429	5.26%
Investment securities:
U. S. Government	2,463,545	73,472	2.98	2,096,869	47,515	2.27
State, county and municipal	7,238	374	5.17	8,667	423	4.88
Other	62,378	2,224	3.57	51,831	1,137	2.19

Total investment securities	2,533,161	76,070	3.00	2,157,367	49,075	2.27
Overnight investments	595,467	19,208	3.23	434,010	5,878	1.35

Total interest-earning assets	12,492,955	$667,407	5.34%	11,483,694	$522,382	4.55%
Cash and due from banks	654,821			679,955
Premises and equipment	608,668			554,480
Other assets	276,784			262,807
Allowance for loan and lease losses	(127,968)			(124,834)

Total assets	$13,905,260			$12,856,102

Liabilities and shareholders’ equity
Interest-bearing deposits:
Checking With Interest	$1,570,010	$1,923	0.12%	$1,500,638	$1,796	0.12%
Savings	737,830	1,521	0.21	743,629	1,492	0.20
Money market accounts	2,643,330	50,171	1.90	2,571,468	21,594	0.84
Time deposits	4,209,996	123,016	2.92	3,778,048	83,557	2.21

Total interest-bearing deposits	9,161,166	176,631	1.93	8,593,783	108,439	1.26
Short-term borrowings	598,948	14,966	2.50	446,320	3,611	0.81
Long-term obligations	353,885	26,554	7.50	287,333	21,776	7.58

Total interest-bearing liabilities	10,113,999	$218,151	2.16%	9,327,436	$133,826	1.43%
Demand deposits	2,553,403			2,367,597
Other liabilities	106,792			107,209
Shareholders’ equity	1,131,066			1,053,860

Total liabilities and shareholders’ equity	$13,905,260			$12,856,102

Interest rate spread			3.18%			3.12%
Net interest income and net yield on interest-earning assets		$449,256	3.60%		$388,556	3.38%

Average loan balances include nonaccrual loans. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.90% for all periods.

Total investment securities averaged $2.53 billion during 2005, $2.16 billion during 2004 and $2.59 billion during 2003. As a percentage of average interest-earning assets, investment securities represented 20.3 percent, 18.8 percent and 23.6 percent during 2005, 2004 and 2003, respectively. The growth of average investment securities during 2005 was the result of deposit growth outpacing loan demand. During 2004, loan growth exceeded the increase in deposit levels, and maturing investment securities were needed to fund loan demand. Table 4 presents detailed information relating to the investment securities portfolio.

Table 5

AVERAGE BALANCE SHEETS (continued)

2003			2002			2001
Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
			(thousands, taxable equivalent)

$7,886,948	$445,639	5.65%	$7,379,607	$491,770	6.66%	$7,105,915	$568,379	8.00%

2,525,007	59,350	2.35	2,550,835	94,794	3.72	2,147,697	117,608	5.48
5,151	235	4.56	3,699	301	8.14	4,804	416	8.66
55,218	1,345	2.44	56,088	1,673	2.98	43,972	2,288	5.20

2,585,376	60,930	2.36	2,610,622	96,768	3.71	2,196,473	120,312	5.48
460,529	4,959	1.08	563,345	8,974	1.59	735,686	28,676	3.90

10,932,853	$511,528	4.68%	10,553,574	$597,512	5.66%	10,038,074	$717,367	7.15%
667,979			669,770			592,270
522,548			494,534			466,549
238,197			235,484			243,841
(115,737)			(110,123)			(104,875)

$12,245,840			$11,843,239			$11,235,859

$1,379,479	$1,923	0.14%	$1,266,185	$3,450	0.27%	$1,145,115	$6,060	0.53%
690,705	2,151	0.31	642,764	3,435	0.53	608,882	6,680	1.10
2,563,589	22,208	0.87	2,305,486	35,743	1.55	1,744,389	54,309	3.11
3,811,476	98,507	2.58	4,121,474	145,278	3.52	4,453,109	243,703	5.47

8,445,249	124,789	1.48	8,335,909	187,906	2.25	7,951,495	310,752	3.91
463,332	2,795	0.60	529,968	4,528	0.85	660,762	20,643	3.12
255,379	20,953	8.21	263,291	21,584	8.20	186,636	15,115	8.10

9,163,960	$148,537	1.62%	9,129,168	$214,018	2.34%	8,798,893	$346,510	3.94%
1,988,532			1,671,489			1,453,833
96,770			117,705			135,759
996,578			924,877			847,374

$12,245,840			$11,843,239			$11,235,859

		3.06%			3.32%			3.21%
	$362,991	3.32%		$383,494	3.63%		$370,857	3.69%

Overnight Investments.    At December 31, 2005 and 2004, overnight investments, which include federal funds sold and interest-bearing deposits in other financial institutions, totaled $481.0 million and $383.7 million, respectively. These investments averaged $595.5 million, $434.0 million and $460.5 million, respectively, during 2005, 2004 and 2003. During 2005, average overnight securities increased $161.5 million or 37.2 percent due to general balance sheet liquidity needs. The reduction in 2004 resulted from stronger loan demand.

Income on Interest-Earning Assets.    Interest income amounted to $665.9 million during 2005, a $144.8 million or 27.8 percent increase from 2004, compared to a $10.6 million or 2.1 percent increase from 2003 to 2004. The increase in interest income during 2005 resulted from higher average assets and significantly improved yields. The taxable-equivalent yield on interest-earning assets was 5.34 percent during 2005, a 79 basis point increase from the 4.55 percent reported in 2004. The taxable-equivalent yield on interest-earning assets was 4.68 percent in 2003.

Table 5 analyzes interest-earning assets and interest-bearing liabilities for the five years ending December 31, 2005. To assess the impact of the tax-exempt status of income earned on certain loans, leases and municipal securities, Table 5 is prepared on a taxable-equivalent basis. The taxable-equivalent yield on the loan and lease portfolio increased from 5.26 percent in 2004 to 6.11 percent in 2005. The combination of the 85 basis point yield increase, and the 5.3 percent growth in average loans and leases contributed to an increase in loan and lease interest income of $104.6 million or 22.4 percent over 2004. This followed an increase of $21.7 million or 4.9 percent in loan and lease interest income in 2004 over 2003, the net result of a $1.01 billion increase in average loans and leases outstanding and a 39 basis point loan yield reduction. The higher yields during 2005 reflect the impact of Federal Reserve actions beginning during the third quarter of 2004 to increase market interest rates.

We believe that further actions by the Federal Reserve to increase interest rates during 2006 will be modest, and the yield on interest-earning assets will increase marginally compared to the end of 2005.

Interest income earned on the investment securities portfolio amounted to $75.9 million, $48.9 million and $60.9 million during 2005, 2004 and 2003, respectively. The taxable-equivalent yield on the investment securities portfolio was 3.00 percent, 2.27 percent and 2.36 percent, respectively, for 2005, 2004 and 2003. The $27.0 million increase in investment interest income during 2005 reflected higher average volume and stronger yields. The $12.0 million reduction in investment interest income from 2003 to 2004 was the result of lower average investment securities and lower yields.

Interest earned on overnight investments was $19.2 million during 2005, compared to $5.9 million during 2004 and $5.0 million during 2003. The $13.3 million increase during 2005 resulted from a 188 basis point yield increase and the $161.5 million increase in average overnight investments. During 2004, interest income earned from overnight investments increased $919,000 over 2003, the net result of a 27 basis point yield increase and a $26.5 million decrease in average overnight investments.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include our interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits are our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and to fulfill commercial customer requirements for cash management services. Certain of our long-term borrowings also qualify as capital under guidelines established by the Federal Reserve. We currently do not gather interest-bearing liabilities on a wholesale basis or through the services of brokers.

At December 31, 2005 and 2004, interest-bearing liabilities totaled $10.75 billion and $9.64 billion, respectively, an increase of $1.10 billion or 11.5 percent. The higher balances during 2005 result from our continuing focus upon the importance of increasing deposits and short-term borrowings throughout the entire branch network. Interest-bearing liabilities averaged $10.11 billion during 2005, an increase of $786.6 million or 8.4 percent over 2004 levels. During 2004, interest-bearing liabilities averaged $9.33 billion, an increase of $163.5 million or 1.8 percent over 2003.

Deposits.    At December 31, 2005, deposits totaled $12.17 billion, an increase of $823.1 million or 7.3 percent from the $11.35 billion in deposits recorded as of December 31, 2004. Total deposits averaged $11.71 billion in 2005, an increase of $753.2 million or 6.9 percent over 2004, with a significant portion of that growth attributable to time deposits. During 2004, total deposits averaged $10.96 billion, an increase of $527.6 million or 5.1 percent over 2003.

Average interest-bearing deposits were $9.16 billion during 2005, an increase of $567.4 million or 6.6 percent. Average interest-bearing deposits were $8.59 billion during 2004, an increase of $148.5 million or 1.8 percent over 2003. In 2005, the increase in deposits was primarily the result of growth in average time deposits, which increased $431.9 million or 11.4 percent. Customer preference for time deposits is highly correlated to the level of interest rates. Due to the substantial increases in interest rates during 2005, customers rotated large amounts of liquidity from money market and Checking With Interest accounts to time deposits. The growth in time deposits during 2005 reversed a three-year trend of rate-influenced run-off. In 2004, our interest-bearing non-time products increased over the prior period, while average time deposits declined from the prior period. During 2004, average time deposits declined $33.4 million or 0.9 percent, compared to a reduction of $310.0 million or 7.5 percent in 2003.

Table 6

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

December 31, 2005
(thousands)
Less than three months	$376,732
Three to six months	255,730
Six to 12 months	547,118
More than 12 months	500,255

Total	$1,679,835

Competition for deposit business in our market areas is extremely intense. While we have access to non-deposit borrowing sources, we prefer to fund loan demand with traditional bank deposits. Therefore, generating acceptable levels of deposit growth is a critical challenge for us, particularly during periods of strong loan demand.

Short-Term Borrowings.    At December 31, 2005, short-term borrowings totaled $779.0 million, compared to $447.7 million one year earlier, a 74.0 percent increase. For the year ended December 31, 2005, short-term borrowings averaged $598.9 million, compared to $446.3 million during 2004 and $463.3 million during 2003. The $152.6 million or 34.2 percent increase in 2005 was the result of significantly higher demand for our commercial master note product. We continue to have access to various short-term borrowings, including the purchase of federal funds, overnight repurchase obligations and a correspondent bank credit line. At December 31, 2005, we had immediate access of up to $430.0 million on an unsecured basis and additional amounts under secured borrowing agreements with the Federal Home Loan Bank of Atlanta. Table 7 provides additional information regarding short-term borrowed funds.

Long-Term Obligations.    At December 31, 2005 and 2004, long-term obligations totaled $409.0 million and $285.9 million, respectively, an increase of $123.0 million or 43.0 percent. Long-term obligations include $125.0 million in 5.125 percent subordinated notes payable issued by FCB during 2005. The notes mature in 2015 and are redeemable, subject to regulatory approval, at any time based on specific redemption provisions.

For 2005 and 2004, the outstanding balance includes $257.8 million in junior subordinated debentures representing obligations to two equity method subsidiaries, FCB/NC Capital Trust I and FCB/NC Capital Trust II (the Capital Trusts). The Capital Trusts are the grantor trusts for $250.0 million of trust preferred capital securities. The proceeds from the trust preferred capital securities were loaned by the Capital Trusts to BancShares in exchange for the junior subordinated debentures. Under regulatory standards, these trust preferred capital securities qualify as Tier 1 capital for BancShares.

The $150.0 million in trust preferred capital securities issued by FCB/NC Capital Trust I mature in 2028 and may be redeemed in whole or in part after March 1, 2008. The $100.0 million in trust preferred capital securities issued by FCB/NC Capital Trust II mature in 2031 and may be redeemed in whole or in part on or after October 31, 2006. Although no definitive action has been directed by the board of directors, given current interest rates, it is likely that the trust preferred capital securities issued by FCB/NC Capital Trust II will be redeemed during late 2006.

Table 7

SHORT-TERM BORROWINGS

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(thousands)
Master notes
At December 31	$520,585	3.19%	$213,387	1.23%	$190,978	0.40%
Average during year	353,871	2.61	197,268	0.82	216,591	0.63
Maximum month-end balance during year	520,585	—	213,387	—	221,346	—

Repurchase agreements
At December 31	150,054	2.69	131,367	0.73	136,756	0.20
Average during year	143,813	1.71	141,959	0.41	156,406	0.32
Maximum month-end balance during year	165,758	—	145,884	—	164,899	—

Federal funds purchased
At December 31	36,620	3.80	36,933	2.10	38,300	0.70
Average during year	45,595	3.10	46,676	1.23	45,226	0.96
Maximum month-end balance during year	59,139	—	66,125	—	60,535	—

Other
At December 31	71,769	3.43	65,999	1.90	64,157	0.98
Average during year	55,669	3.32	60,417	1.39	45,109	1.12
Maximum month-end balance during year	72,351	—	74,171	—	71,450	—

Expense of Interest-Bearing Liabilities.    Interest expense amounted to $218.2 million in 2005, an $84.3 million or 63.0 percent increase from 2004. This followed a $14.7 million or 9.9 percent decrease in interest expense during 2004 compared to 2003. In 2005, the increase in interest expense was the result of increased levels of interest-bearing liabilities and higher rates. For 2004, the decrease in interest expense was the result of lower rates, partially offset by moderately higher average volume. The blended rate on all interest-bearing liabilities was 2.16 percent during 2005, compared to 1.43 percent in 2004 and 1.62 percent in 2003. The increase during 2005 was the result of higher market interest rates resulting from actions by the Federal Reserve and deposit mix changes toward higher cost time deposits. The extremely low rates in 2004 resulted from prior actions by the Federal Reserve Bank to reduce the discount and federal funds rates, which triggered historically low deposit and borrowing rates.

The aggregate rate on interest-bearing deposits was 1.93 percent during 2005, compared to 1.26 percent during 2004 and 1.48 percent during 2003. Interest expense on interest-bearing deposits amounted to $176.6 million during 2005, a 62.9 percent increase from the $108.4 million recorded during 2004, which was a 13.1 percent decrease from the $124.8 million recorded during 2003.

NET INTEREST INCOME

Net interest income was $447.8 million during 2005, a $60.5 million or 15.6 percent favorable variance from 2004. During 2004, net interest income was $387.3 million, a $25.4 million or 7.0 percent decrease from 2003. The net yield on interest-earning assets equaled 3.60 percent in 2005, a 22 basis point improvement as compared to 2004 due primarily to the favorable impact of rate changes among interest-earning assets and interest-bearing liabilities. In addition, 2005’s net yield on interest earning assets was favorably impacted by higher growth in average interest-earning assets than average interest-bearing liabilities. The net yield increased 6 basis points in 2004 over 2003 as a result of a higher ratio of loans to interest-earning assets.

Table 8 presents the annual changes in net interest income due to changes in volume, yields and rates. Like Table 5, this table is presented on a taxable-equivalent basis to adjust for the tax-exempt status of income earned on certain loans, leases and municipal securities.

During 2005, interest rate increases created a significant favorable rate variance, while growth among interest-earning assets generated favorable volume variances. During 2004, the favorable volume variance triggered by loan growth offset the unfavorable rate variance caused by falling interest rates.

Table 8

CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	2005			2004
	Change from previous year due to:			Change from previous year due to:
	Volume	Yield/ Rate	Total Change	Volume	Yield/ Rate	Total Change
	(thousands)
Assets
Loans and leases	$26,971	$77,729	$104,700	$54,676	$(32,886)	$21,790
Investment securities:
U. S. Government	9,696	16,261	25,957	(9,939)	(1,896)	(11,835)
State, county and municipal	(72)	23	(49)	186	2	188
Other	301	786	1,087	(77)	(131)	(208)

Total investment securities	9,925	17,070	26,995	(9,830)	(2,025)	(11,855)
Overnight investments	3,675	9,655	13,330	(306)	1,225	919

Total interest-earning assets	$40,571	$104,454	$145,025	$44,540	$(33,686)	$10,854

Liabilities
Interest-bearing deposits:
Checking With Interest	$105	$22	$127	$159	$(286)	$(127)
Savings	(29)	58	29	132	(791)	(659)
Money market accounts	961	27,616	28,577	111	(725)	(614)
Time deposits	11,090	28,369	39,459	(855)	(14,095)	(14,950)

Total interest-bearing deposits	12,127	56,065	68,192	(453)	(15,897)	(16,350)
Short-term borrowings	2,524	8,831	11,355	(130)	946	816
Long-term obligations	5,026	(248)	4,778	2,513	(1,690)	823

Total interest-bearing liabilities	$19,677	$64,648	$84,325	$1,930	$(16,641)	$(14,711)

Change in net interest income	$20,894	$39,806	$60,700	$42,610	$(17,045)	$25,565

Changes in income relating to certain loans and investment securities are stated on a fully tax-equivalent basis at a rate that approximates BancShares’ marginal tax rate. The taxable equivalent adjustment was $1,473, $1,265 and $1,051 for the years 2005, 2004 and 2003 respectively. Table 5 provides detailed information on average balances, income/expense, yield/rate by category and the relevant income tax rates. The rate/volume variance is allocated equally between the changes in volume and rate.

Rate Sensitivity.    A principal objective of BancShares’ asset/liability function is to monitor and manage interest rate risk, the exposure of net interest income to changes in interest rates. Management maintains portfolios of interest-earning assets and interest-bearing liabilities with repricing characteristics that are intended to protect against extreme interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. We do not utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our rate sensitivity and interest rate risk.

Table 9 provides information relative to BancShares’ interest-sensitivity position as of December 31, 2005. Checking With Interest is included in the 1-30 day sensitive category due to our contractual ability to change the interest rates on such products. During 2005, however, the relative change in the actual rates on such products was insignificant as compared to the change in general short-term market interest rates. Thus, the actual impact on net interest income of changes in market interest rates may not be accurately inferred purely by way of reference to the interest-sensitivity gap. As a result of the $1.23 billion one year liability-sensitive position, increases in interest rates will have an unfavorable impact on net interest income, if the interest rates on interest-earning assets and interest-bearing liabilities react identically to increased market interest rates. We believe that further actions by the Federal Reserve to increase interest rates during 2006 will be modest and that the net yield on interest-earning assets will decline slightly from the 2005 level.

Table 9

INTEREST-SENSITIVITY ANALYSIS

December 31, 2005	1-30 Days Sensitive	31-90 Days Sensitive	91-180 Days Sensitive	181-365 Days Sensitive	Total One Year Sensitive	Total Nonsensitive	Total
	(thousands)
Assets
Loans and leases	$4,490,289	$179,662	$264,532	$550,116	$5,484,599	$4,158,395	$9,642,994
Investment securities held to maturity	69,980	66,028	101,429	178,735	416,172	220,324	636,496
Investment securities available for sale	—	54,256	104,372	423,134	581,762	1,711,258	2,293,020
Overnight investments	481,012	—	—	—	481,012	—	481,012

Total interest-earning assets	$5,041,281	$299,946	$470,333	$1,151,985	$6,963,545	$6,089,977	$13,053,522

Liabilities
Interest-bearing deposits	$4,766,510	$449,472	$682,019	$1,516,603	$7,414,604	$2,143,077	$9,557,681
Short-term borrowings	727,478	375	645	50,530	779,028	—	779,028
Long-term obligations	—	—	—	—	—	408,987	408,987

Total interest-bearing liabilities	$5,493,988	$449,847	$682,664	$1,567,133	$8,193,632	$2,552,064	$10,745,696

Interest-sensitivity gap	$(452,707)	$(149,901)	$(212,331)	$(415,148)	$(1,230,087)	$3,537,913	$2,307,826

Assets and liabilities with maturities of one year or less and those that may be adjusted within this period are considered interest sensitive. The interest-sensitivity position has meaning only as of the date for which it was prepared.

To minimize the potential adverse impact of interest rate fluctuations, we monitor the repricing characteristics of the loan portfolio and interest-bearing liabilities to reduce our interest rate risk. Virtually all of our traditional fixed-rate residential mortgage loan production is originated through correspondents, protecting BancShares from the interest rate exposure that is typical in such lending. Table 10 details the maturity and repricing distribution of our loan and lease portfolio as of December 31, 2005. Of the loans and leases outstanding on December 31, 2005, 21.6 percent have scheduled maturities within one year, 45.3 percent have scheduled maturities between one and five years, while the remaining 33.1 percent have scheduled maturities extending beyond five years. We continue to offer competitive variable rate lending options to lessen our interest rate exposure resulting from fixed-rate loans.

Table 10

LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

	December 31, 2005
	Within One Year	One to Five Years	After Five Years	Total
	(thousands)
Real estate:
Construction and land development	$318,684	$311,091	$137,170	$766,945
Commercial mortgage	835,429	1,720,569	962,565	3,518,563
Residential mortgage	168,228	453,179	395,270	1,016,677
Revolving mortgage	116,625	328,500	923,604	1,368,729
Other mortgage	81,169	64,824	26,719	172,712

Total real estate loans	1,520,135	2,878,163	2,445,328	6,843,626
Commercial and industrial	304,740	411,135	477,474	1,193,349
Consumer	176,220	882,084	260,667	1,318,971
Lease financing	58,375	175,124	—	233,499
Other	27,046	17,866	8,637	53,549

Total	$2,086,516	$4,364,372	$3,192,106	$9,642,994

Loans maturing after one year with:
Fixed interest rates		$2,308,530	$1,303,664	$3,612,194
Floating or adjustable rates		2,055,842	1,888,442	3,944,284

Total		$4,364,372	$3,192,106	$7,556,478

Table 11

MARKET RISK DISCLOSURES

	Maturing in Years ended December 31,					Thereafter	Total	Fair Value
	2006	2007	2008	2009	2010
Assets
Investment securities held to maturity
Fixed rate	$416,172	$209,195	$250	$—	$12	$10,867	$636,496	$631,876
Average rate (%)	2.67%	3.67%	7.75%		8.00%	5.69%	3.05%
Investment securities available for sale
Fixed rate	581,762	1,284,557	303,044	2,032	671	59,736	2,231,802	2,231,802
Average rate (%)	3.02%	3.51%	4.00%	3.83%	3.47%	5.32%	3.50%
Equity securities	—	—	—	—	—	61,218	61,218	61,218
Loans and leases
Fixed rate	730,894	610,310	614,669	552,664	530,887	1,303,664	4,343,088	4,179,089
Average rate (%)	5.81%	5.73%	5.65%	5.77%	5.99%	5.97%	5.84%
Variable rate	1,355,622	691,140	643,120	464,481	257,101	1,888,442	5,299,906	5,299,906
Average rate (%)	7.09%	6.75%	6.54%	6.18%	5.61%	6.69%	6.68%
Liabilities
Savings and interest-bearing checking
Fixed rate	5,017,221	—	—	—	—	—	5,017,221	5,017,221
Average rate (%)	1.29%						1.29%
Time deposits
Fixed rate	3,068,467	943,844	204,517	127,656	168,040	13	4,512,537	4,568,631
Average rate (%)	3.22%	3.81%	3.56%	3.64%	4.12%	7.90%	3.40%
Variable rate	21,606	6,317	—	—	—	—	27,923	27,923
Average rate (%)	1.75%	3.00%					2.03%
Short-term borrowings
Fixed rate	779,028	—	—	—	—	—	779,028	779,028
Average rate (%)	3.20%						3.20%
Long-term obligation
Fixed rate	134	25,147	160	175	190	383,181	408,987	418,221
Average rate (%)	6.00%	3.45%	6.00%	6.00%	6.00%	7.19%	6.96%

Market risk disclosures.    Table 11 provides information regarding the market risk profile of BancShares at December 31, 2005. Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can result in diminished current fair values or reduced net interest income or both in future periods. The more significant changes in our market risk profile from December 31, 2004 to December 31, 2005 include:

•	the fair value of investment securities held to maturity declined $242.9 million or 27.8 percent; all of the decrease relates to reductions in fixed-rate securities;

•	the fair value of investment securities available for sale increased $1.04 billion or 83.7 percent; excluding the marketable equity securities, all of the decrease relates to growth among fixed-rate securities;

•	the fair value of fixed rate loans and leases has increased $749.5 million or 21.9 percent due to loan growth during 2005;

•	the fair value of variable rate loans and leases has decreased $549.1 million or 9.4 percent due to customer demand for fixed rate loans;

•	the fair value of savings and interest-bearing checking deposits increased $25.7 million or 0.5 percent;

•	the fair value of fixed rate time deposits increased $645.9 million or 16.5 percent; the increase results from rate-influenced customer demand for time deposits;

•	the fair value of short-term borrowings increased $331.3 million or 74.0 percent due to volume increases;

•	the fair value of long-term obligations, all of which are fixed-rate, increased $121.7 million, primarily due to the $125.0 million of subordinated notes payable issued in 2005;

ASSET QUALITY

The maintenance of excellent asset quality is one of our key performance measures. We have historically dedicated significant resources to ensuring we are prudent both in decisions to extend credit and in the monitoring of asset quality on an ongoing basis.

Nonperforming Assets.    Nonperforming assets include nonaccrual loans and leases and other real estate. With the exception of certain residential mortgage loans, the accrual of interest on loans and leases is discontinued when we deem that collection of additional principal or interest is doubtful. Loans and leases are returned to an accrual status when both principal and interest are current and the loan is determined to be performing in accordance with the applicable loan terms. The accrual of interest on certain residential mortgage loans is discontinued when a loan is more than three monthly payments past due, and the accrual of interest resumes when the loan is less than three monthly payments past due.

Other real estate includes foreclosed property as well as branch facilities that we have closed but not sold. Nonperforming asset balances for the past five years are presented in Table 12.

Table 12

RISK ELEMENTS

	December 31,
	2005	2004	2003	2002	2001
	(thousands, except ratios)
Nonaccrual loans and leases	$18,969	$14,266	$18,190	$15,521	$13,983
Other real estate	6,753	9,020	5,949	7,330	6,263

Total nonperforming assets	$25,722	$23,286	$24,139	$22,851	$20,246

Accruing loans and leases 90 days or more past due	$9,180	$12,192	$11,492	$9,566	$12,981
Loans and leases at December 31	$9,642,994	$9,354,387	$8,326,598	$7,620,263	$7,196,177
Ratio of nonperforming assets to total loans and leases plus other real estate	0.27%	0.25%	0.29%	0.30%	0.28%

Interest income that would have been earned on nonperforming loans and leases had they been performing	$549	$773	$1,182	$1,190	$1,060
Interest income earned on nonperforming loans and leases	226	281	356	753	333

There were no foreign loans or leases outstanding in any period.

BancShares’ nonperforming assets at December 31, 2005 totaled $25.7 million, compared to $23.3 million at December 31, 2004 and $24.1 million at December 31, 2003. As a percentage of total loans, leases and other real estate, nonperforming assets represented 0.27 percent, 0.25 percent and 0.29 percent as of December 31, 2005, 2004 and 2003. These ratios are low by industry standards, evidence of our strong focus on asset quality.

Nonperforming assets included nonaccrual loans and leases totaling $19.0 million at December 31, 2005, compared to $14.3 million at December 31, 2004 and $18.2 million at December 31, 2003. At December 31, 2005, nonaccrual loans and leases included $15.1 million in balances classified as impaired. At December 31, 2004, impaired loans totaled $8.0 million. The increase in loan balances classified as nonaccrual and impaired resulted from a single relationship. We do not believe this represents an unfavorable trend in nonperforming assets.

We continue to closely monitor past due accounts to identify any loans and leases that should be classified as impaired or nonaccrual.

Table 13

ALLOWANCE FOR CREDIT LOSSES

	2005	2004	2003	2002	2001
	(thousands, except ratios)
Allowance for credit losses at beginning of period	$130,832	$119,357	$112,533	$107,087	$102,655
Adjustment for sale of loans	(1,585)	—	—	—	(777)
Acquired allowance for credit loss	—	—	409	—	—
Provision for credit losses	33,109	34,473	24,187	26,550	24,134
Charge-offs:
Real estate:
Construction and land development	(1)	(13)	(16)	(580)	(205)
Commercial mortgage	(551)	(804)	(318)	(1,186)	(2,758)
Residential mortgage	(1,912)	(2,351)	(1,594)	(2,916)	(1,171)
Revolving mortgage	(951)	(1,384)	(1,392)	(902)	(899)
Other mortgage loans	—	—	—	—	—

Total real estate loans	(3,415)	(4,552)	(3,320)	(5,584)	(5,033)
Commercial and industrial	(18,319)	(9,583)	(7,101)	(7,654)	(6,736)
Consumer	(10,425)	(12,238)	(10,481)	(10,117)	(10,101)
Lease financing	(347)	(173)	(756)	(1,585)	(422)

Total charge-offs	(32,506)	(26,546)	(21,658)	(24,940)	(22,292)

Recoveries:
Real estate:
Construction and land development	—	34	10	—	—
Commercial mortgage	409	236	164	954	504
Residential mortgage	432	244	631	239	260
Revolving mortgage	155	103	63	15	58
Other mortgage loans	—	—	—	—	—

Total real estate loans	996	617	868	1,208	822
Commercial and industrial	2,164	1,084	1,428	1,212	755
Consumer	2,672	1,761	1,590	1,413	1,787
Lease financing	88	86	—	3	3

Total recoveries	5,920	3,548	3,886	3,836	3,367

Net charge-offs	(26,586)	(22,998)	(17,772)	(21,104)	(18,925)

Allowance for credit losses at end of period	$135,770	$130,832	$119,357	$112,533	$107,087

Allowance for credit losses includes:
Allowance for loan and lease losses	$128,847	$123,861	$112,304	$106,889	$102,653
Liability for unfunded credit commitments	6,923	6,971	7,053	5,644	4,434

Allowance for credit losses at end of period	$135,770	$130,832	$119,357	$112,533	$107,087

Average total loans and leases	$9,364,327	$8,892,317	$7,886,948	$7,379,607	$7,105,915
Loans and leases at year-end	9,642,994	9,354,387	8,326,598	7,620,263	7,196,177
Ratios
Net charge-offs to average total loans and leases	0.28%	0.26%	0.23%	0.29%	0.27%
Percent of total loans and leases at period-end:
Allowance for loan and lease losses	1.34	1.32	1.35	1.40	1.43
Liability for unfunded credit commitments	0.07	0.07	0.08	0.07	0.06

Allowance for credit losses	1.41	1.40	1.43	1.48	1.49

All information presented in this table relates to domestic loans and leases as BancShares makes no foreign loans and leases.

Allowance for credit losses.    At December 31, 2005, BancShares’ allowance for credit losses was $135.8 million or 1.41 percent of loans and leases outstanding. This compares to $130.8 million or 1.40 percent at December 31, 2004, and $119.4 million or 1.43 percent at December 31, 2003.

The provision for credit losses charged to operations was $33.1 million during 2005 compared to $34.5 million during 2004 and $24.2 million during 2003. The $1.4 million or 4.0 percent decrease in provision for credit losses from 2004 to 2005 resulted from slower loan growth, which required smaller additions to the allowance.

Net charge-offs for 2005 totaled $26.6 million, compared to $23.0 million during 2004, and $17.8 million during 2003. The ratio of net charge-offs to average loans and leases outstanding equaled 0.28 percent during 2005, 0.26 percent during 2004 and 0.23 percent during 2003. These low loss ratios reflect the quality of BancShares’ loan and lease portfolio and are a key indicator that we closely monitor to evaluate our financial performance. Table 13 provides details concerning the allowance for credit losses and provision for credit losses for the past five years.

Table 14

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

	December 31
	2005		2004		2003		2002		2001
	Allowance for Credit Losses	Percent of Loans to Total Loans	Allowance for Credit Losses	Percent of Loans to Total Loans	Allowance for Credit Losses	Percent of Loans to Total Loans	Allowance for Credit Losses	Percent of Loans to Total Loans	Allowance for Credit Losses	Percent of Loans to Total Loans
					(thousands)
Real estate:
Construction and land development	$8,985	7.95%	$7,704	6.29%	$7,806	10.26%	$7,911	10.49%	$7,099	11.14%
Commercial mortgage	39,356	36.49	37,769	35.06	33,054	28.20	31,380	26.71	32,875	25.14
Residential mortgage	6,822	10.54	6,387	10.47	5,577	10.86	5,581	13.89	6,498	17.51
Revolving mortgage	9,094	14.19	11,992	18.32	9,725	19.20	7,519	17.52	5,349	14.23
Other mortgage	2,242	1.79	2,249	1.84	2,113	1.92	1,863	1.97	2,290	2.10

Total real estate	66,499	70.96	66,101	71.98	58,275	70.44	54,254	70.58	54,111	70.12
Commercial and industrial	32,834	12.38	29,191	10.37	26,921	11.16	23,705	12.15	19,833	12.72
Consumer	24,519	13.68	25,845	14.94	24,564	15.65	25,326	15.14	23,754	14.92
Lease financing	2,389	2.42	2,229	2.05	2,518	1.93	2,036	1.86	1,624	1.95
Other	576	0.56	743	0.66	901	0.82	255	0.27	151	0.29
Unallocated	8,953		6,723		6,178		6,957		7,614

Total	$135,770	100.00%	$130,832	100.00%	$119,357	100.00%	$112,533	100.00%	$107,087	100.00%

Table 14 details the allocation of the allowance for credit losses among the various loan types. The process used to allocate the allowance considers, among other factors, whether the borrower is a retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement. Generally, loans, leases and unfunded commitments to commercial customers are evaluated individually and assigned a credit grade, while loans to retail customers are evaluated among groups of loans with similar characteristics. Loans, leases and commitments evaluated individually are assigned a credit grade using such factors as the borrower’s cash flow, the value of any underlying collateral and the strength of any guarantee. The credit grade becomes the basis for the allowance allocation. Groups of loans are aggregated over their remaining estimated behavioral lives and probable loss projections for each period become the basis for the allowance allocation. The loss projections are based on historical loss patterns and current economic conditions. The amount of the allowance for loan and lease losses not allocated through these loss models represents the unallocated portion of the allowance. The increase in the unallocated allowance during 2005 and 2004 results from growth in the loan portfolio.

NONINTEREST INCOME

The growth of noninterest income is essential to our ability to sustain adequate levels of profitability. The primary sources of noninterest income are service charges generated from deposit accounts, cardholder and merchant service income, various types of commission-based income, fees from processing services, and various types of revenues derived from wealth management services, including trust and asset management fees and commission income earned from broker-dealer activities. Total noninterest income was $263.4 million during 2005, an increase of $12.4 million or 4.9 percent over 2004. Noninterest income during 2004 was $251.0 million, a $7.0 million or 2.9 percent increase over the $243.9 million recorded during 2003. Table 15 presents the major components of noninterest income for the past five years.

Much of the increase in noninterest income during 2005 can be attributed to increases in cardholder and merchant services income, gains resulting from the securitization and sale of revolving mortgage loans and check cashing fees. These increases were partially offset by reductions in service charge income. Cardholder and merchant services income was $72.9 million in 2005, compared to $64.1 million in 2004 and $55.3 million in 2003. The growth in 2005 represents an $8.8 million or 13.7 percent increase, the result of higher credit card merchant discount and interchange fees for debit and credit card transactions. We continue to view this source of noninterest income as a key growth area.

Table 15

NONINTEREST INCOME

	Year ended December 31
	2005	2004	2003	2002	2001
	(thousands)
Service charges on deposit accounts	$77,376	$81,478	$78,273	$75,870	$70,066
Cardholder and merchant services	72,921	64,118	55,321	49,387	44,399
Commission-based income:
Investments	15,119	14,719	15,387	14,000	12,585
Insurance	7,318	7,008	6,180	5,930	5,220
Factoring	3,606	2,896	2,380	2,037	1,969

Total commission-based income	26,043	24,623	23,947	21,967	19,774
Fees from processing services	25,598	23,888	20,590	18,929	17,452
Trust and asset management fees	18,588	16,913	15,005	14,897	15,114
Mortgage income	7,868	8,352	15,469	11,605	11,645
ATM income	10,220	10,201	9,005	9,205	9,552
Other service charges and fees	16,507	13,688	14,463	14,744	13,896
Securities transactions	(492)	1,852	309	(1,081)	7,189
Gain on sale of branches	—	426	5,710	—	—
Other	8,723	5,417	5,844	4,772	5,556

Total	$263,352	$250,956	$243,936	$220,295	$214,643

The securitization and sale of $256.2 million in revolving mortgage loans generated a gain of $2.9 million during 2005. This gain is included in other noninterest income. No revolving mortgage loan securitization activities were recorded in prior periods.

During 2005, check cashing fees totaled $3.2 million compared to $939,000 in 2004. The growth in this fee source during 2005 reflects the initiation of policies surrounding charging non-customers for cashing checks drawn on our commercial deposit accounts. Check cashing fees are included in other service charges and fees.

Service charge income was $77.4 million during 2005, compared to $81.5 million in 2004 and $78.3 million in 2003. The $4.1 million or 5.0 percent decrease in service charge income during 2005 reflects the net impact of lower service charges for both personal and commercial customers and higher bad check income when compared to 2004. Personal service charge income decreased during 2005 due to the growth of low-cost and free checking accounts. Commercial service charge income declined due to higher interest rates, which allowed customers on commercial analysis to offset a higher amount of various services by the earnings credit for amounts on deposit.

During 2005, fees from processing services totaled $25.6 million, an increase of $1.7 million or 7.2 percent over 2004. During 2004, BancShares recognized $23.9 million in fees from processing services, an increase of $3.3 million or 16.0 percent over the $20.6 million recognized during 2003. Growth in the number of transactions processed and the addition of new client banks created a favorable volume variance during 2005. In each year, a substantial portion of the income resulted from services provided to related parties. We continue to seek opportunities to provide processing services to unrelated parties.

During 2005, trust and asset management fees totaled $18.6 million, compared to $16.9 million during 2004 and $15.0 million in 2003. Improvements in capital market conditions and our emphasis on wealth management services have resulted in higher income.

Commission-based income increased $1.4 million to $26.0 million in 2005 from $24.6 million in 2004. In 2003, commission-based income was $23.9 million. The 5.8 percent increase in 2005 resulted from growth in broker-dealer activities and higher factoring fees. The increase during 2004 resulted from growth within our life insurance and factoring operations.

Mortgage income was $7.9 million, a decrease of $484,000 or 5.8 percent from the $8.4 million recorded in 2004. The reduction during 2005 was caused by $915,000 of unrealized losses incurred on discounted affordable mortgage loans that were originated in late 2005 and were held for sale at December 31, 2005.

We anticipate continued growth during 2006 among cardholder and merchant services income, processing services, trust and asset management fees and selected commission-based income sources.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefit costs, equipment and software costs related to branch offices and technology, and occupancy costs related to branch offices and support facilities. Noninterest expense for 2005 amounted to $499.4 million, a $19.8 million or 4.1 percent increase over 2004. Noninterest expense in 2004 was $479.6 million, a $14.5 million or 3.1 percent increase over 2003. Table 16 presents the major components of noninterest expense for the past five years. For 2005 and 2004, $12.9 million and $7.7 million of the respective increases in total noninterest expense are attributable to the continued growth and expansion of ISB.

Salary expense was $215.5 million during 2005, compared to $207.1 million during 2004, an increase of $8.4 million or 4.1 percent, following a $7.4 million or 3.7 percent increase in 2004 over 2003. ISB’s salary costs increased by $4.5 million in 2005, primarily related to additional staff for expansion and growth in new markets. The balance of the overall increase related primarily to annual merit increases. ISB’s continuing expansion requires additional staff, which will contribute to higher 2006 salary expense.

Employee benefits expense equaled $51.5 million during 2005, an increase of $2.9 million or 5.9 percent from 2004. During 2005, we incurred a $1.8 million increase in the costs related to supplemental post-retirement benefits for company executives. We also recognized a $1.3 million increase in pension expense, primarily the result of a reduction in the discount rate used to calculate future pension obligations. Employee health expense declined $1.1 million in 2005 when compared to 2004 due to more favorable claims experience of our self-insured plan.

Our equipment expense has remained stable for the past three years. Equipment expense for 2005 was $50.3 million and $50.1 million in 2004. The $166,000 change during 2005 resulted from higher costs for depreciation on furniture and equipment, software depreciation, ATM expense and software maintenance, offset by reduced hardware depreciation and equipment maintenance costs. During 2004, equipment expense was $311,000 or 0.62 percent below the amount recorded during 2003, the result of lower hardware rental costs.

BancShares recorded occupancy expense of $46.9 million during 2005, an increase of $2.9 million or 6.6 percent during 2005. Occupancy expense during 2004 was $44.0 million, an increase of $1.6 million or 3.7 percent over 2003. The increase in occupancy expense in each period resulted from higher depreciation expense attributable to newly constructed branches both in new markets and as replacement branches in existing markets. The growth during 2005 also reflected the acquisition of a 163,000 square foot nine-store office building in Raleigh, North Carolina, which will become our corporate headquarters during 2006. Our branch expansion plans for 2006 will result in continued increases in occupancy costs.

Expenses related to card processing were $32.1 million in 2005 and $28.3 million in 2004. This increase of $3.8 million or 13.4 percent is due to growth in credit and debit card transactions as well as higher levels of merchant volume. In 2004, card processing expense increased $4.2 million or 17.3 percent from 2003, likewise due to volume increases. We anticipate this volume-based expense will continue to increase during 2006.

Telecommunications expense decreased $588,000 during 2005, a 5.6 percent reduction that resulted from competitive pricing for the telecommunications services that we use.

Advertising expense equaled $7.2 million during 2005, a $775,000 decrease from the $8.0 million reported in 2004. The 9.7 percent decrease was primarily the result of utilizing less expensive forms of advertising media.

Table 16

NONINTEREST EXPENSE

	Year ended December 31
	2005	2004	2003	2002	2001
	(thousands)
Salaries and wages	$215,504	$207,088	$199,703	$186,756	$180,288
Employee benefits	51,517	48,624	45,958	42,199	35,715
Equipment expense	50,291	50,125	50,436	45,406	40,861
Occupancy expense	46,912	43,997	42,430	38,316	35,584
Cardholder and merchant services expense	32,067	28,290	24,119	22,123	19,514
Telecommunication expense	9,873	10,461	11,455	10,753	11,052
Postage expense	8,045	8,639	8,826	8,242	8,055
Advertising expense	7,206	7,981	7,566	7,520	6,928
Legal expense	4,124	5,978	5,851	5,063	3,713
Consultant expense	3,362	2,980	3,747	2,543	3,470
Amortization of intangibles	2,453	2,360	2,583	2,803	11,585
Other	68,002	63,056	62,414	60,629	64,920

Total	$499,356	$479,579	$465,088	$432,353	$421,685

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

During 2005, BancShares recorded total income tax expense of $65.8 million, compared to $49.4 million during 2004 and $41.4 million in 2003. BancShares’ effective tax rate was 36.8 percent in 2005, 39.7 in 2004 and 35.5 percent in 2003. The higher 2004 effective tax rate resulted from additional state income tax expense. We do not anticipate material changes to the effective tax rate during 2006.

During 2004, in conjunction with our ongoing review of the adequacy of our income tax obligations, we identified unallocated income tax liabilities that were no longer needed and were therefore reversed. Also during 2004, the North Carolina Department of Revenue conducted an examination of BancShares’ North Carolina tax returns for 2000, 2001 and 2003. Including interest and net of federal benefit, the net additional amount of tax expense recorded for these items amounted to $2.7 million.

LIQUIDITY

BancShares has historically maintained a strong focus on liquidity and our deposit base represents our primary liquidity source. The rate of growth in average deposits was 6.9 percent during 2005, 5.1 percent during 2004, and 4.3 percent during 2003. Through our deposit pricing strategies and our extensive branch network, we have the ability to stimulate or curtail deposit growth. In addition to deposits, BancShares maintains additional sources for borrowed funds through federal funds lines of credit and other borrowing facilities. At December 31, 2005, BancShares had access to $480.0 million in unfunded borrowings through its various sources.

Once we have generated the needed liquidity and have satisfied our loan demand, residual liquidity is invested in overnight and longer-term investment products. Investment securities available for sale provide immediate liquidity as needed. At December 31, 2005, investment securities available for sale totaled $2.29 billion compared to $1.25 billion at December 31, 2004. At December 31, 2005 and 2004, the sum of cash and due from banks, overnight investments and investment securities available for sale represent 24.3 percent and 17.4 percent of total assets, respectively.

In addition, investment securities held to maturity provide an ongoing liquidity source based on the scheduled maturity dates of the securities. These securities totaled $636.5 million at December 31, 2005 compared to $877.5 million at December 31, 2004. Total investment securities represent 20.0 percent and 16.0 percent of total assets at December 31, 2005 and 2004, respectively.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. BancShares’ total risk-based capital ratios were 15.1 percent at December 31, 2005, 13.5 percent at December 31, 2004 and 14.2 percent at December 31, 2003. BancShares’ Tier 1 capital ratios for December 31, 2005, 2004 and 2003 were 12.6 percent, 12.1 percent and 12.9 percent, respectively. The minimum capital ratios established by Federal Reserve guidelines are 8 percent for total capital and 4 percent for Tier 1 capital. At December 31, BancShares’ leverage capital ratio was 9.2 percent for 2005 and 9.3 percent for 2004 and 2003. The minimum leverage ratio is 3 percent. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material effect on the financial statements.

FCB’s total risk-based capital ratios were 14.1 percent at December 31, 2005 compared to 11.7 percent December 31, 2004. The improvement in total capital during 2005 for both BancShares and FCB resulted from $125 million in subordinated notes issued during the second quarter of 2005. The subordinated notes mature in 2015 and qualify as Tier 2 capital under current risk-based capital guidelines.

Due to significant growth in risk-adjusted assets during 2005, ISB’s total risk-based capital ratio declined from 15.0 percent at December 31, 2004 to 13.0 percent at December 31, 2005. In order to maintain adequate capital levels, BancShares infused $20 million and $30 million into ISB during 2005 and 2004, respectively.

Dividends from FCB to BancShares provide the source for capital infusions into ISB to fund its continuing growth and expansion. These dividends also fund BancShares’ payment of shareholder dividends and interest payments on its long-term obligations. During 2005, FCB declared dividends to BancShares in the amount of $32.2 million compared to $50.2 million in 2004.

Table 17

ANALYSIS OF BANCSHARES’ CAPITAL ADEQUACY

	December 31			Regulatory Minimum
	2005	2004	2003
	(dollars in thousands)
Tier 1 capital	$1,320,152	$1,217,149	$1,152,309
Tier 2 capital	267,989	134,386	121,348

Total capital	$1,588,141	$1,351,535	$1,273,657

Risk-adjusted assets	$10,510,254	$10,023,469	$8,951,402

Risk-based capital ratios
Tier 1 capital	12.56%	12.14%	12.87%	4.00%
Total capital	15.11%	13.48%	14.23%	8.00%
Tier 1 leverage ratio	9.17%	9.26%	9.34%	3.00%

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

Although FCB has grown through acquisition in certain markets, throughout its history much of its expansion has been accomplished on a de novo basis. However, because of FCB’s relative size, the costs associated with de novo branching at its current rate of expansion are not material to FCB’s financial performance. ISB has followed a similar business model of expanding on a de novo basis since it first opened in 1997. However, due to the large number of branch offices that have yet to attain sufficient size for profitability, the financial results and trends of ISB are significantly affected by its current and continuing growth. Each new market ISB enters creates additional operating costs that are typically not offset by revenues until the third year of operation. ISB’s rapid growth in new markets in recent years has continued to adversely impact its financial performance.

IronStone Bank.    At December 31, 2005, ISB operated 53 facilities in Florida, Georgia, Texas, New Mexico, Arizona, California, Colorado, Oregon and Washington, having established seven new banking facilities during 2005. ISB continues to focus on markets with favorable growth prospects. Our business model for these new markets has two pivotal requirements. First, we hire experienced bankers who are established in the markets we are entering and who focus on delivering high quality customer service while maintaining strong asset quality. Second, we occupy attractive and accessible branch facilities that are located in areas conducive to attracting medical and professional customers. Both of these are costly goals, but we believe that they are critical to establishing a solid foundation for our future success in these new markets.

As a result of expansion into new markets and rapid growth in existing markets, ISB’s total assets increased from $1.50 billion at December 31, 2004 to $1.86 billion at December 31, 2005, an increase of $355.1 million or 23.7 percent. ISB’s net interest income increased $14.4 million or 30.6 percent during 2005, the result of balance sheet growth and an improved net yield on interest-earning assets. Loans and leases increased 22.3 percent from $1.37 billion at December 31, 2004 to $1.68 billion at December 31, 2005.

Provision for credit losses increased $3.1 million or 62.1 percent during 2005, due primarily to increased net charge-offs. Net charge-offs equaled $3.7 million during 2005, compared to $1.2 million in 2004, an increase of $2.5 million.

ISB’s noninterest income increased $1.7 million or 28.6 percent during 2005, the result of higher cardholder and merchant services income and factoring commissions. These favorable variances were partially offset by lower mortgage and service charge income.

Noninterest expense increased $12.9 million or 24.6 percent during 2005, the result of costs incurred in conjunction with additional branch offices.

ISB recorded a net loss of $2.9 million during 2005 compared to a net loss of $3.0 million during 2004. During the fourth quarter of 2005, ISB generated net income of $385,000, compared to a net loss of $756,000 recorded during the fourth quarter of 2004, a favorable variance of $1.1 million. The improvement in fourth quarter net income reflects the impact of positive earnings from maturing branch locations and the relatively less material impact of incremental costs for each additional new branch. As its growth continues, ISB will continue to incur incremental operating costs, particularly in the areas of personnel, occupancy and equipment. As a result of the planned de novo growth during 2006, ISB’s earnings will continue to be adversely impacted.

First-Citizens Bank & Trust Company.    At December 31, 2005, FCB operated 339 branches, compared to 338 branches at December 31, 2004. First Citizens opened new offices in Maryland and Tennessee during 2005, while still operating in North Carolina, Virginia and West Virginia. Planned expansion in 2006 includes further expansion in Maryland, Tennessee and the urban areas of North Carolina and Virginia.

FCB’s total assets increased from $11.69 billion at December 31, 2004 to $12.71 billion at December 31, 2005, an increase of $1.02 billion or 8.7 percent, the result of growth in investment securities. FCB’s net interest income increased

$45.9 million or 12.8 percent during 2005, benefiting from an improvement in the net yield on interest-earning assets. Provision for credit losses decreased $4.4 million or 15.0 percent during 2005 due to slower loan growth.

FCB’s noninterest income increased $13.9 million or 5.6 percent during 2005, primarily the result of higher cardholder and merchant services income, the gain on the securitization and sale of revolving mortgages and check cashing fees.

Noninterest expense increased $8.0 million or 1.8 percent during 2005, due to higher personnel, credit card processing and occupancy expense. FCB recorded net income of $128.5 million during 2005 compared to $89.4 million during 2004. This represents a $39.2 million or 43.8 percent increase in net income.

Table 18

SELECTED QUARTERLY DATA

	2005				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(thousands, except per share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$183,949	$173,534	$160,206	$148,245	$141,352	$131,411	$124,660	$123,694
Interest expense	66,731	59,306	49,536	42,578	38,159	33,320	31,120	31,227

Net interest income	117,218	114,228	110,670	105,667	103,193	98,091	93,540	92,467
Provision for credit losses	13,578	7,211	6,994	5,326	8,737	7,972	9,917	7,847

Net interest income after provision for credit losses	103,640	107,017	103,676	100,341	94,456	90,119	83,623	84,620
Noninterest income	65,457	68,106	68,566	61,223	62,878	63,634	62,901	61,543
Noninterest expense	125,395	128,665	123,951	121,345	118,954	120,381	121,348	118,896

Income before income taxes	43,702	46,458	48,291	40,219	38,380	33,372	25,176	27,267
Income taxes	15,866	16,505	18,215	15,222	13,608	16,504	9,304	9,936

Net income	$27,836	$29,953	$30,076	$24,997	$24,772	$16,868	$15,872	$17,331

Net interest income, taxable equivalent	$117,601	$114,603	$111,038	$106,014	$103,511	$98,403	$93,850	$92,792

SELECTED QUARTERLY AVERAGES
Total assets	$14,516,620	$14,160,391	$13,618,161	$13,309,802	$13,251,848	$12,935,674	$12,723,435	$12,508,227
Investment securities	2,938,833	2,764,377	2,345,056	2,072,316	2,115,389	2,022,450	2,152,615	2,340,956
Loans and leases	9,455,059	9,323,115	9,324,200	9,357,480	9,232,186	9,058,562	8,818,359	8,454,599
Interest-earning assets	13,024,871	12,750,494	12,255,663	11,929,086	11,852,896	11,561,331	11,376,825	11,138,812
Deposits	12,071,673	11,836,193	11,562,349	11,379,079	11,323,508	11,039,247	10,843,065	10,634,865
Interest-bearing liabilities	10,621,384	10,312,675	9,867,227	9,640,417	9,532,116	9,330,244	9,234,863	9,210,244
Long-term obligations	409,612	409,825	308,461	285,666	286,060	286,536	287,597	289,161
Shareholders’ equity	$1,169,113	$1,143,391	$1,118,122	$1,094,213	$1,075,566	$1,057,749	$1,044,864	$1,037,260
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,435,756	10,436,345

SELECTED QUARTER-END BALANCES
Total assets	$14,639,392	$14,484,919	$14,023,066	$13,592,675	$13,265,711	$13,025,690	$12,836,454	$12,714,237
Investment securities	2,929,516	2,871,731	2,644,335	2,187,374	2,125,524	2,027,837	2,038,227	2,150,738
Loans and leases	9,642,994	9,359,540	9,300,984	9,404,742	9,354,387	9,150,859	8,988,095	8,616,987
Interest-earning assets	13,053,522	12,996,027	12,579,346	12,234,577	11,863,654	11,647,239	11,426,363	11,389,937
Deposits	12,173,858	12,123,491	11,758,089	11,629,382	11,350,798	11,124,996	10,962,062	10,795,536
Interest-bearing liabilities	10,745,696	10,544,543	10,156,552	9,818,651	9,641,368	9,426,235	9,266,406	9,327,152
Long-term obligations	408,987	409,742	409,964	285,312	285,943	286,437	286,657	289,118
Shareholders’ equity	$1,181,059	$1,158,885	$1,134,242	$1,102,568	$1,086,310	$1,068,014	$1,046,483	$1,047,083
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,436,345

PROFITABILITY RATIOS (averages)
Rate of return (annualized) on:
Total assets	0.76%	0.84%	0.89%	0.76%	0.74%	0.52%	0.50%	0.56%
Shareholders’ equity	9.45	10.39	10.79	9.26	9.16	6.34	6.11	6.72
Dividend payout ratio	10.30	9.58	9.55	11.46	11.60	16.98	18.09	16.57

LIQUIDITY AND CAPITAL RATIOS (averages)
Loans and leases to deposits	78.32%	78.77%	80.64%	82.23%	81.53%	82.06%	81.33%	79.50%
Shareholders’ equity to total assets	8.05	8.07	8.21	8.22	8.12	8.18	8.21	8.29
Time certificates of $100,000 or more to total deposits	13.45	12.59	12.24	11.90	11.43	11.16	10.91	10.69

PER SHARE OF STOCK
Net income	$2.67	$2.87	$2.88	$2.40	$2.37	$1.62	$1.52	$1.66
Cash dividends (Class A and B)	0.275	0.275	0.275	0.275	0.275	0.275	0.275	0.275
Class A sales price
High	191.75	174.25	147.66	154.36	153.00	122.86	126.84	126.40
Low	160.00	144.21	126.20	132.71	115.63	113.78	109.10	115.51
Class B sales price
High	188.00	170.00	143.00	152.35	151.50	121.00	123.00	123.00
Low	165.00	136.00	130.25	138.00	118.00	116.00	109.25	116.00

Average loan and lease balances include nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a federal income tax rate of 35% and a state income tax rate of 6.9% for all periods.

Stock information related to Class A common stock reflects the sales price, as reported on the Nasdaq National Market System. Stock information related to Class B common stock reflects the sales price as reported on the OTC Bulletin Board. As of December 31, 2005, there were 2,348 holders of record of the Class A common stock and 436 holders of record of the Class B common stock.

FOURTH QUARTER ANALYSIS

BancShares reported net income of $27.8 million for the quarter ending December 31, 2005, compared to $24.8 million for the corresponding period of 2004, an increase of 12.4 percent. Per share income for the fourth quarter 2005 totaled $2.67 compared to $2.37 for the same period of 2004. BancShares’ results generated an annualized return on average assets of 0.76 percent for the fourth quarter of 2005, compared to 0.74 percent for the same period of 2004. The annualized return on average equity equaled 9.45 percent during the fourth quarter of 2005, compared to 9.16 percent for the same period of 2004. In the fourth quarter, higher net interest and noninterest income contributed to the improvement in net income. These benefits were partially offset by higher provision for credit losses, noninterest expense and income tax expense.

Net interest income increased $14.0 million or 13.6 percent in the fourth quarter of 2005, compared to the same period of 2004. The improvement in net interest income resulted from growth in loans and leases and investment securities and an improved net yield on interest-earning assets. The taxable-equivalent net yield on interest-earning assets increased from 3.47 percent in the fourth quarter of 2004 to 3.58 percent for the fourth quarter of 2005.

Interest income increased $42.6 million or 30.1 percent in the fourth quarter of 2005 when compared to the same period of 2004. Average interest-earning assets increased $1.17 billion to $13.02 billion from the fourth quarter of 2004 to the fourth quarter of 2005. Average loans and leases outstanding during the fourth quarter of 2005 were $9.46 billion, an increase of $222.9 million or 2.4 percent over 2004. The yield on interest-earning assets increased 86 basis points from 4.76 percent in 2004 to 5.62 percent in 2005. The yield on average loans and leases improved 97 basis points to 6.44 percent while the taxable-equivalent yield on investment securities increased 101 basis points to 3.33 percent.

Interest expense increased $28.6 million from $38.2 million in the fourth quarter of 2004 to $66.7 million in the fourth quarter of 2005 due to increased rates and higher average volume. The rate on average interest-bearing liabilities increased 90 basis points to 2.49 percent in 2005. Average interest-bearing liabilities increased $1.09 billion to $10.62 billion.

The provision for credit losses increased $4.8 million or 55.4 percent in the fourth quarter of 2005, compared to the same period of 2004 due to higher net charge-offs. Net charge-offs were $11.0 million during the fourth quarter of 2005, compared to $5.8 million during the same period of 2004, primarily due to losses incurred on a single relationship during 2005.

Noninterest income increased $2.6 million or 4.1 percent during the fourth quarter. Cardholder and merchant services income increased $2.2 million or 13.2 percent caused by favorable volume growth, while commission income increased $944,000 or 16.9 percent due to improved broker-dealer revenue. Growth was also noted in fees from processing services and trust and asset management fees. These increases were partially offset by an $826,000 reduction in service charge income. Mortgage income decreased during the fourth quarter of 2005, primarily due to a $918,000 reserve established for unrealized losses related to loans held for sale at December 31, 2005. Securities losses totaled $470,000 during the fourth quarter of 2005.

Noninterest expense increased $6.4 million or 5.4 percent during the fourth quarter of 2005, when compared to the same period of 2004. Salaries increased $3.7 million or 7.0 percent from the fourth quarter of 2004 to the fourth quarter of 2005. Employee benefits expense increased $769,000 or 6.8 percent to $12.1 million from 2004 to 2005. Occupancy costs increased $1.2 million or 11.4 percent from $10.7 million during the fourth quarter of 2004 to $11.9 million during the fourth quarter of 2005. Higher personnel and occupancy costs were impacted by the continued expansion of the ISB branch network. Among other expense, credit card processing fees increased $909,000 or 12.5 percent due to higher transaction volume in the fourth quarter of 2005 when compared to the fourth quarter of 2004.

Table 19

CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS—FOURTH QUARTER

	2005			2004			Increase (decrease) due to:
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(thousands)
Assets
Loans and leases	$9,455,059	$153,386	6.44%	$9,232,186	$126,936	5.47%	$3,475	$22,975	$26,450
Investment securities:
U. S. Government	2,859,418	23,851	3.31	2,055,678	11,936	2.31	5,707	6,208	11,915
State, county and municipal	6,761	91	5.34	8,144	100	4.88	(18)	9	(9)
Other	72,654	729	3.98	51,567	281	2.17	164	284	448

Total investment securities	2,938,833	24,671	3.33	2,115,389	12,317	2.32	5,853	6,501	12,354
Overnight investments	630,979	6,275	3.95	505,321	2,417	1.90	924	2,934	3,858

Total interest-earning assets	$13,024,871	$184,332	5.62%	$11,852,896	$141,670	4.76%	$10,252	$32,410	$42,662

Liabilities
Deposits:
Checking With Interest	$1,589,807	$495	0.12%	$1,533,394	$466	0.12%	$23	$6	$29
Savings	711,796	381	0.21	751,416	380	0.20	(19)	20	1
Money market accounts	2,678,368	15,320	2.27	2,596,916	7,534	1.15	345	7,441	7,786
Time deposits	4,471,095	37,113	3.29	3,897,595	22,987	2.35	4,144	9,982	14,126

Total interest-bearing deposits	9,451,066	53,309	2.24	8,779,321	31,367	1.42	4,493	17,449	21,942
Short-term borrowings	760,706	5,982	3.12	466,735	1,349	1.15	1,584	3,049	4,633
Long-term obligations	409,612	7,440	7.21	286,060	5,443	7.57	2,307	(310)	1,997

Total interest-bearing liabilities	$10,621,384	$66,731	2.49%	$9,532,116	$38,159	1.59%	$8,384	$20,188	$28,572

Interest rate spread			3.13%			3.17%

Net interest income and net yield on interest-earning assets		$117,601	3.58%		$103,511	3.47%	$1,868	$12,222	$14,090

Average loan balances include nonaccrual loans. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.9% for each period.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

As a normal part of its business, BancShares, FCB, ISB and other subsidiaries enter into various contractual obligations and participate in certain commercial commitments. Table 20 identifies significant obligations and commitments as of December 31, 2005.

LEGAL PROCEEDINGS

BancShares and its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on BancShares’ consolidated financial statements.

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

Table 20

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

	Payments due by period
Type of obligation	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
Contractual obligations
Deposits	$10,723,471	$1,154,678	$295,696	$13	$12,173,858
Short-term borrowings	779,028	—	—	—	779,028
Long-term obligations	134	25,307	365	383,181	408,987
Operating leases	13,291	22,855	14,676	61,286	112,108

Total contractual obligations	$11,515,924	$1,202,840	$310,737	$444,480	$13,473,981

Commitments
Loan commitments	$1,912,240	$173,792	$90,713	$2,043,896	$4,220,641
Standby letters of credit	36,414	7,503	155	—	44,072

Total commercial commitments	$1,948,654	$181,295	$90,868	$2,043,896	$4,264,713

RELATED PARTY TRANSACTIONS

BancShares’ related parties include our directors and officers, their immediate family members and any businesses or entities they control. As a result of significant common ownership, several financial institutions that are not a part of BancShares’ corporate organization are also viewed as related parties. We routinely conduct business with these individuals and entities. Some of these related party relationships affect our consolidated statements of income. Fees from processing services includes $24.0 million, $23.0 million and $20.0 million recorded during 2005, 2004 and 2003, for services we provided to related parties. The rates charged the related parties for such processing services are determined on an arm’s length basis and are subject to rigorous pricing and competitive reviews. During 2003, BancShares recognized a $5.7 million gain on sale of branches to a related party. The prices negotiated for the sale of the branches are believed to be reflective of appropriate prices for similar transactions among unrelated parties. During 2005, 2004 and 2003, we recognized legal expense of $4.3 million, $5.3 million and $4.9 million to the law firm that serves as our General Counsel. The senior member of that firm is a member of our board of directors.

Certain of these related party transactions also affect our consolidated balance sheets. At December 31, 2005 and 2004, loans and leases outstanding include $34.0 million and $31.6 million due from related parties. Investment securities available for sale include an equity investment in a related party with a carrying value of $25.2 million and $18.9 million at December 31, 2005 and 2004, respectively. The carrying value of this equity investment is established based upon the quoted price per share as of December 31 in the over-the-counter market on the OTC Bulletin Board. Short-term borrowings include $29.9 million and $24.6 million in federal funds purchased from related parties at December 31, 2005 and 2004. Additionally, BancShares had off balance sheet obligations for unfunded loan commitments to related parties that totaled $15.4 million and $16.3 million at December 31, 2005 and 2004, respectively.

CURRENT ACCOUNTING AND REGULATORY ISSUES

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03- 01”). In September 2004, the Financial Accounting Standards Board (FASB) issued a FASB Staff Position (FSP EITF 03-1-b). In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1. Collectively, these documents consider when an investment is considered impaired, what disclosures are appropriate for impairment losses, and what disclosures are appropriate for unrealized losses that have not been recognized as other-than-temporary impairments. The new disclosure requirements are effective for reporting periods beginning after December 15, 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections”, which replaces prior accounting guidance related to accounting changes and error corrections. SFAS 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 on January 1, 2006. There will be no material impact on our consolidated financial statements.

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

Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in our Annual Report on Form 10-K and in other documents filed by us from time to time with the Securities and Exchange Commission.

Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “projects,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of BancShares’ management about future events.

Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions particularly changes that affect our loan and lease portfolio, the abilities of our borrowers to repay their loans and leases, and the values of collateral, and other developments or changes in our business that we do not expect.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors And Stockholders

First Citizens BancShares, Inc.

We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2003, were audited by other auditors whose report thereon dated February 20, 2004, expressed an unqualified opinion thereon.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2005 and 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Citizens BancShares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Citizens BancShares’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2006 expressed unqualified opinions on both management’s assessment of the company’s internal control over financial reporting and the effectiveness of the company’s internal control over financial reporting.

Raleigh, North Carolina

March 13, 2006

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

BancShares’ management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.

BancShares’ independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 40.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

First Citizens BancShares, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that First Citizens BancShares, Inc. and subsidiaries (BancShares) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. BancShares’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that BancShares maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, BancShares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancShares as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended, and our report dated March 13, 2006, expressed an unqualified opinion.

Raleigh, North Carolina

March 13, 2006

CONSOLIDATED BALANCE SHEETS

First Citizens BancShares, Inc. and Subsidiaries

	December 31
	2005	2004
	(thousands, except share data)
ASSETS
Cash and due from banks	$777,928	$679,683
Overnight investments	481,012	383,743
Investment securities held to maturity (fair value of $631,876 in 2005 and $874,779 in 2004)	636,496	877,479
Investment securities available for sale (cost of $2,296,402 in 2005 and $1,240,619 in 2004)	2,293,020	1,248,045
Loans and leases	9,642,994	9,354,387
Less allowance for loan and lease losses	128,847	123,861

Net loans and leases	9,514,147	9,230,526
Premises and equipment	639,469	568,365
Income earned not collected	54,879	40,574
Goodwill	102,735	102,635
Other intangible assets	10,318	12,037
Other assets	129,388	122,624

Total assets	$14,639,392	$13,265,711

LIABILITIES
Deposits:
Noninterest-bearing	$2,616,177	$2,443,059
Interest-bearing	9,557,681	8,907,739

Total deposits	12,173,858	11,350,798
Short-term borrowings	779,028	447,686
Long-term obligations	408,987	285,943
Other liabilities	96,460	94,974

Total liabilities	13,458,333	12,179,401
SHAREHOLDERS’ EQUITY
Common stock:
Class A—$1 par value (11,000,000 shares authorized; 8,756,778 shares issued for each period)	8,757	8,757
Class B—$1 par value (2,000,000 shares authorized; 1,677,675 shares issued for each period)	1,678	1,678
Surplus	143,766	143,766
Retained earnings	1,029,005	927,621
Accumulated other comprehensive income (loss)	(2,147)	4,488

Total shareholders’ equity	1,181,059	1,086,310

Total liabilities and shareholders’ equity	$14,639,392	$13,265,711

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

First Citizens BancShares, Inc. and Subsidiaries

	Year Ended December 31
	2005	2004	2003
	(thousands, except share and per share data)
INTEREST INCOME
Loans and leases	$570,778	$466,312	$444,639
Investment securities:
U. S. Government	73,472	47,515	59,350
State, county and municipal	252	275	184
Other	2,224	1,137	1,345

Total investment securities interest and dividend income	75,948	48,927	60,879
Overnight investments	19,208	5,878	4,959

Total interest income	665,934	521,117	510,477
INTEREST EXPENSE
Deposits	176,631	108,439	124,789
Short-term borrowings	14,966	3,611	2,795
Long-term obligations	26,554	21,776	20,953

Total interest expense	218,151	133,826	148,537

Net interest income	447,783	387,291	361,940
Provision for credit losses	33,109	34,473	24,187

Net interest income after provision for credit losses	414,674	352,818	337,753
NONINTEREST INCOME
Service charges on deposit accounts	77,376	81,478	78,273
Cardholder and merchant services income	72,921	64,118	55,321
Commission-based income	26,043	24,623	23,947
Fees from processing services	25,598	23,888	20,590
Trust and asset management fees	18,588	16,913	15,005
Mortgage income	7,868	8,352	15,469
ATM income	10,220	10,201	9,005
Other service charges and fees	16,507	13,688	14,463
Gain on sale of branches	—	426	5,710
Securities gains (losses)	(492)	1,852	309
Other	8,723	5,417	5,844

Total noninterest income	263,352	250,956	243,936
NONINTEREST EXPENSE
Salaries and wages	215,504	207,088	199,703
Employee benefits	51,517	48,624	45,958
Occupancy expense	46,912	43,997	42,430
Equipment expense	50,291	50,125	50,436
Other	135,132	129,745	126,561

Total noninterest expense	499,356	479,579	465,088

Income before income taxes	178,670	124,195	116,601
Income taxes	65,808	49,352	41,414

Net income	112,862	74,843	75,187

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized securities gains (losses) arising during period	(6,933)	(5,023)	2,163
Less: reclassification adjustment for gains (losses) included in net income	(298)	1,121	187

Other comprehensive income (loss)	(6,635)	(6,144)	1,976

Comprehensive income	$106,227	$68,699	$77,163

PER SHARE INFORMATION
Net income available to common shareholders	$10.82	$7.17	$7.19
Weighted average shares outstanding	10,434,453	10,435,247	10,452,523

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(thousands, except share data)
Balance at December 31, 2002	$8,794	$1,678	$143,766	$804,397	$8,656	$967,291
Redemption of 35,999 shares of Class A common stock	(35)			(3,530)		(3,565)
Redemption of 950 shares of Class B common stock				(87)		(87)
Net income				75,187		75,187
Unrealized securities gains, net of deferred taxes					1,976	1,976
Cash dividends				(11,497)		(11,497)

Balance at December 31, 2003	8,759	1,678	143,766	864,470	10,632	1,029,305
Net income				74,843		74,843
Redemption of 1,892 shares of Class A common stock	(2)			(213)		(215)
Cash dividends				(11,479)		(11,479)
Unrealized securities losses, net of deferred taxes					(6,144)	(6,144)

Balance at December 31, 2004	8,757	1,678	143,766	927,621	4,488	1,086,310
Net income				112,862		112,862
Cash dividends				(11,478)		(11,478)
Unrealized securities losses, net of deferred taxes					(6,635)	(6,635)

Balance at December 31, 2005	$8,757	$1,678	$143,766	$1,029,005	$(2,147)	$1,181,059

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

First Citizens BancShares, Inc. and Subsidiaries

	For the Year Ended
	2005	2004	2003
	(thousands)
OPERATING ACTIVITIES
Net income	$112,862	$74,843	$75,187
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	2,453	2,360	2,583
Provision for credit losses	33,109	34,473	24,187
Deferred tax expense (benefit)	(1,573)	4,715	5,154
Change in current taxes payable	1,581	(15,475)	9,375
Depreciation	45,075	43,810	41,628
Change in accrued interest payable	15,005	4	(8,162)
Change in income earned not collected	(14,305)	1,355	5,030
Securities losses (gains)	492	(1,852)	(309)
Origination of loans held for sale	(535,897)	(518,079)	(938,598)
Proceeds from sale of loans	731,913	502,314	937,468
Gain on sale of loans	(4,680)	(3,781)	(7,166)
Gain on sale of branches	—	(426)	(5,710)
Net amortization of premiums and discounts	(1,436)	6,954	17,800
Net change in other assets	(1,022)	(23,252)	(15,895)
Net change in other liabilities	(15,100)	3,672	(9,944)

Net cash provided by operating activities	368,477	111,635	132,628

INVESTING ACTIVITIES
Net change in loans outstanding	(508,055)	(1,028,953)	(728,668)
Purchases of investment securities held to maturity	(264,700)	(630,471)	(719,034)
Purchases of investment securities available for sale	(1,334,214)	(275,263)	(1,615,817)
Proceeds from maturities of investment securities held to maturity	507,119	972,755	1,892,100
Proceeds from maturities of investment securities available for sale	277,939	261,629	543,555
Net change in overnight investments	(97,269)	(89,338)	329,165
Dispositions of premises and equipment	9,542	8,201	20,930
Additions to premises and equipment	(123,948)	(80,707)	(92,261)
Purchase and sale of branches, net of cash transferred	18,343	(2,497)	(79,403)

Net cash used by investing activities	(1,515,243)	(864,644)	(449,433)

FINANCING ACTIVITIES
Net change in time deposits	603,248	241,081	(273,438)
Net change in demand and other interest-bearing deposits	198,855	398,976	591,990
Net change in short-term borrowings	329,386	14,161	(33,087)
Originations of long-term obligations	125,000	—	25,000
Redemption of common stock	—	(215)	(3,652)
Cash dividends paid	(11,478)	(11,479)	(11,497)

Net cash provided by financing activities	1,245,011	642,524	295,316

Change in cash and due from banks	98,245	(110,485)	(21,489)
Cash and due from banks at beginning of period	679,683	790,168	811,657

Cash and due from banks at end of period	$777,928	$679,683	$790,168

CASH PAYMENTS FOR:
Interest	$203,146	$133,822	$156,699
Income taxes	65,860	39,973	22,499

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains (losses)	$(10,808)	$(10,171)	$3,293

See accompanying Notes to Consolidated Financial Statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

First Citizens BancShares, Inc. (BancShares) is a financial holding company with two banking subsidiaries: First-Citizens Bank & Trust Company, headquartered in Raleigh, North Carolina (FCB), which operates branches in North Carolina, Virginia, West Virginia, Maryland and Tennessee; and IronStone Bank (ISB), a federally-chartered thrift institution headquartered in Fort Myers, Florida with branch offices in Florida, Georgia, Texas, Arizona, California, New Mexico, Colorado, Oregon and Washington.

FCB and ISB offer full-service banking services designed to meet the needs of retail and commercial customers in the markets in which they operate. The services offered include transaction and savings deposit accounts, commercial and consumer lending, trust and broker-dealer services, insurance services and other activities incidental to commercial banking. BancShares is also the parent company of American Guaranty Insurance Company, which is engaged in writing property and casualty insurance, and Neuse, Incorporated, which owns some of the real property from which ISB operates its branches.

FCB has several subsidiaries that support its full-service banking operation. First Citizens Investor Services and IronStone Securities are registered broker-dealers in securities that provide investment services, including sales of annuities and third party mutual funds. First Citizens Bank, National Association is the issuing and processing bank for FCB’s retail credit cards and merchant accounts. Triangle Life Insurance Company writes credit life and credit accident and health insurance. Neuse Financial Services, Inc. is a title insurance agency. T-TECH, Inc. provides payment processing services to third parties.

The accounting and reporting policies of BancShares and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and, with regard to the banking subsidiaries, conform to general industry practices. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by BancShares in the preparation of its consolidated financial statements are the determination of the allowance for credit losses, the existence of any other-than-temporary impairments of investment securities, and fair value estimates.

Intercompany accounts and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform to statement presentations for 2005. However, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

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

At December 31, 2005 and 2004, BancShares had no investment securities held for trading purposes.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Overnight Investments

Overnight investments include federal funds sold and interest-bearing demand deposit balances in other banks.

Loans and Leases

Loans and leases that are held for investment purposes are carried at the principal amount outstanding. Loans that are classified as held for sale are carried at the lower of aggregate cost or fair value. Interest on substantially all loans is accrued and credited to interest income on a constant yield basis based upon the daily principal amount outstanding.

Loan Fees

Fees collected and certain costs incurred related to loan originations are deferred and amortized as an adjustment to interest income over the life of the related loans. Deferred fees and costs are recorded as an adjustment to loans outstanding using a method that approximates a constant yield.

Mortgage Servicing Rights

The estimated value of the right to service mortgage loans for others (MSRs) is included in other assets on the consolidated balance sheet. Capitalization of MSRs occurs when the underlying loan is sold. Capitalized MSRs are amortized over the projected life of the serviced loans and are subject to periodic review for impairment.

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The allowance for loan and lease losses (ALLL) represents management’s estimate of probable credit losses within the loan and lease portfolio. The reserve for unfunded commitments (RUC) represents the estimate of probable credit losses among off-balance sheet loan commitments. Adjustments to the ALLL and the RUC are established by charges to the provision for credit losses. To determine the appropriate amount of the ALLL and RUC, management evaluates the risk characteristics of the loan and lease portfolio and outstanding loan commitments under current economic conditions and considers such factors as the financial condition of the borrower, fair value of collateral and other items that, in management’s opinion, deserve current recognition in estimating credit losses.

Management considers the established ALLL adequate to absorb probable losses that relate to loans and leases outstanding as of December 31, 2005. Management considers the established RUC adequate to absorb probable losses that relate to off-balance sheet loan commitments outstanding as of December 31, 2005. Future additions to the ALLL and the RUC may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares’ ALLL and the RUC. Such agencies may require the recognition of additions to the ALLL and RUC based on their judgments of information available to them at the time of their examination.

Nonaccrual Loans, Impaired Loans and Other Real Estate

Accrual of interest on certain residential mortgage loans is discontinued when the loan is more than three payments past due. Accrual of interest on all other loans and leases is discontinued when management deems that collection of additional principal or interest is doubtful. Residential mortgage loans return to an accrual status when the loan balance is less than three payments past due. Other loans and leases are returned to an accrual status when both principal and interest are current and the loan is determined to be performing in accordance with the applicable terms.

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

BancShares continually monitors and evaluates the potential impact of current events on the estimates used to establish income tax expense and income tax assets and liabilities. On a periodic basis, BancShares evaluates its income tax positions based on current tax law, positions taken by various tax auditors within the jurisdictions that BancShares is required to file income tax returns, as well as potential or pending audits or assessments by such tax auditors.

BancShares and its subsidiaries file a consolidated federal income tax return. BancShares and its subsidiaries each file separate state income tax returns except where unitary filing is required.

Per Share Data

Net income per share has been computed by dividing net income by the weighted average number of both classes of common shares outstanding during each period. The weighted average number of shares outstanding for 2005, 2004 and 2003 was 10,434,453; 10,435,247; and 10,452,523, respectively. BancShares had no potential common stock outstanding in any period.

Cash dividends per share apply to both Class A and Class B common stock. Shares of Class A common stock carry one vote per share, while shares of Class B common stock carry 16 votes per share.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists entirely of unrealized gains (losses) on investment securities available for sale.

The tax effects applicable to the components of other comprehensive income (loss) included in the consolidated statements of income are as follows for the years ended December 31:

	2005	2004	2003
Unrealized gains (losses) arising during the period	$(4,367)	$(3,296)	$1,439
Less: reclassification adjustments for gains (losses) included in net income	(194)	731	122

Total	$(4,173)	$(4,027)	$1,317

Current Accounting Matters

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03- 01”). In September 2004, the Financial Accounting Standards Board (FASB) issued a FASB Staff Position (FSP EITF 03-1-b). In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1. Collectively, these documents consider when an investment is considered impaired, what disclosures are appropriate for impairment losses, and what disclosures are appropriate for unrealized losses that have not been recognized as other-than-temporary impairments. The new disclosure requirements are effective for reporting periods beginning after December 15, 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections”, which replaces prior accounting guidance related to accounting changes and error corrections. SFAS 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 on January 1, 2006. There will be no material impact on our consolidated financial statements.

Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE B—INVESTMENT SECURITIES

The aggregate values of investment securities at December 31 along with gains and losses determined on an individual security basis are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity
2005
U. S. Government	$634,673	$162	$4,927	$629,908
State, county and municipal	1,573	145	—	1,718
Other	250	—	—	250

Total investment securities held to maturity	$636,496	$307	$4,927	$631,876

2004
U. S. Government	$875,496	$707	$3,569	$872,634
State, county and municipal	1,733	162	—	1,895
Other	250	—	—	250

Total investment securities held to maturity	$877,479	$869	$3,569	$874,779

Investment securities available for sale
2005
U. S. Government	$2,244,864	$45	$30,188	$2,214,721
Equity securities	34,409	26,809	—	61,218
State, county and municipal	5,227	8	56	5,179
Other	11,902	—	—	11,902

Total investment securities available for sale	$2,296,402	$26,862	$30,244	$2,293,020

2004
U. S. Government	$1,201,829	$71	$13,834	$1,188,066
Equity securities	32,447	21,182	—	53,629
State, county and municipal	6,343	34	27	6,350

Total investment securities available for sale	$1,240,619	$21,287	$13,861	$1,248,045

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table provides maturity information for investment securities at December 31. Callable securities are assumed to mature on their earliest call date.

	2005		2004
	Cost	Fair Value	Cost	Fair Value
Investment securities held to maturity
Maturing in:
One year or less	$416,172	$413,289	$511,586	$510,100
One through five years	209,604	207,639	351,660	349,830
Five to 10 years	—	—	21	22
Over 10 years	10,720	10,948	14,212	14,827

Total investment securities held to maturity	$636,496	$631,876	$877,479	$874,779

	2005		2004
	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Debt securities maturing in:
One year or less	$1,160,510	$1,141,549	$928,088	$917,262
One through five years	1,058,485	1,047,890	257,179	254,382
Five to 10 years	1,230	1,219	1,460	1,461
Over 10 years	41,768	41,144	21,445	21,311
Equity securities	34,409	61,218	32,447	53,629

Total investment securities available for sale	$2,296,402	$2,293,020	$1,240,619	$1,248,045

The amount of securities gains (losses) reported includes the following:

	Year ended December 31,
	2005	2004	2003
Gains on sales of investment securities available for sale	$—	$1,923	$1,515
Losses on sales of investment securities available for sale	—	(71)	(231)
Other than temporary impairment losses	(469)	—	(980)
Other	(23)	—	5

Total securities gains (losses)	$(492)	$1,852	$309

In conjunction with the securitization and sale of revolving mortgage loans during 2005, BancShares retained a residual interest in the securitized assets in the form of an interest-only strip, which is included within investment securities available for sale and is carried at its estimated fair value. Quoted market prices are not readily available for retained residual interests, so the fair value was estimated based on various factors that may have an impact on the fair value of the retained interests. The assumed discount rate was 10 percent; the assumed rate of credit losses was 10 basis points; the estimated weighted average loan life was 3.3 years. Based on the assumptions used, the estimated fair value of the retained residual interest was $11,586 at the date of the securitization. Based on changes that occurred after the date of the securitization, an other than temporary impairment of $469 was recorded during 2005. The carrying value of the retained interest was $11,902 at December 31, 2005.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table provides additional information regarding unrealized losses as of December 31, 2005 and 2004:

	Less than 12 months		12 months or more		Total
December 31, 2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities held to maturity:
U.S. Government	$246,462	$2,310	$373,969	$2,617	$620,431	$4,927
State, county and municipal	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$246,462	$2,310	$373,969	$2,617	$620,431	$4,927

Investment securities available for sale:
U.S. Government	$1,285,442	$11,477	$870,378	$18,711	$2,155,820	$30,188
Equity securities	—	—	—	—	—	—
State, county and municipal	1,898	27	2,098	29	3,996	56

Total	$1,287,340	$11,504	$872,476	$18,740	$2,159,816	$30,244

December 31, 2004
Investment securities held to maturity:
U.S. Government	$751,893	$3,433	$54,612	$136	$806,505	$3,569
State, county and municipal	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$751,893	$3,433	$54,612	$136	$806,505	$3,569

Investment securities available for sale:
U.S. Government	$465,920	$3,004	$714,481	$10,830	$1,180,401	$13,834
Equity securities	—	—	—	—	—	—
State, county and municipal	1,153	5	1,832	22	2,985	27

Total	$467,073	$3,009	$716,313	$10,852	$1,183,386	$13,861

Investment securities with an aggregate fair value of $1,246,445 have had continuous unrealized losses for more than twelve months as of December 31, 2005. The aggregate amount of that unrealized loss was $21,357 at December 31, 2005. These securities include U.S. Government, government agency and state, county and municipal securities. The unrealized losses relate to fixed-rate debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

Investment securities having an aggregate carrying value of $1,597,723 at December 31, 2005 and $1,666,003 at December 31, 2004, were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE C—LOANS AND LEASES

Loans and leases outstanding at December 31 include the following:

	2005	2004
Real estate:
Construction and land development	$766,945	$588,092
Commercial mortgage	3,518,563	3,279,729
Residential mortgage	1,016,677	979,663
Revolving mortgage	1,368,729	1,714,032
Other real estate mortgage loans	172,712	171,700

Total real estate loans	6,843,626	6,733,216
Commercial and industrial	1,193,349	969,729
Consumer	1,318,971	1,397,820
Lease financing	233,499	192,164
Other	53,549	61,458

Total loans and leases	$9,642,994	$9,354,387

During 2005, BancShares completed the securitization and sale of $256,232 of its revolving mortgage loans. The transaction generated a pre-tax gain of $2,874, which is included in other noninterest income. BancShares continues to service the assets that were sold. The transaction was accounted for under the provisions of Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (Statement 140). The transaction was completed using a Qualified Special Purpose Entity (QSPE) which, in accordance with Statement 140, is a legally isolated, bankruptcy remote entity beyond the control of the seller. The QSPE is therefore not included within the consolidated financial statements. BancShares received cash totaling $240,399 from the sale, net of the $7,816 of loans retained by the trust and $8,017 for cash collections and fees retained by the advisors.

In conjunction with the securitization and sale, BancShares established a servicing asset of $1,401, which represented the estimated fair value of the right to service the loans that were securitized and sold. This asset is being amortized over the estimated servicing life of 149 months. Net of the $222 in amortization recorded during 2005, the carrying value of the servicing asset at December 31, 2005 was $1,179. There were no capitalized mortgage servicing rights during 2004.

At December 31, 2005, 13.7 percent of total loans and leases represent loans to customers in medical-related fields. At December 31, 2005, 11.2 percent of loans and leases exceeded the loan-to-value ratios recommended by guidelines established by regulatory agencies. Depending on the type of collateral, the guidelines assign a recommended loan-to-value limit that, for real estate loans, ranges from 65 percent to 85 percent. There were no foreign loans outstanding during either period, nor were there any loans to finance highly leveraged transactions. Substantially all loans are to customers domiciled within BancShares’ principal market areas.

At December 31, 2005 loans totaling $377,946 were pledged to secure long-term borrowings, compared to $417,488 at December 31, 2004.

At December 31, 2005 and 2004 nonperforming loans consisted of nonaccrual loans of $18,969 and $14,266, respectively. Gross interest income on nonperforming loans that would have been recorded had these loans been performing was $551, $773 and $1,182, respectively, during 2005, 2004 and 2003. Interest income recognized on nonperforming loans was $821, $281 and $356 during the respective periods. As of December 31, 2005 and 2004, the balance of other real estate was $6,753 and $9,020. Loans transferred to other real estate totaled $6,431, $5,801 and $4,112 during 2005, 2004 and 2003. Loans 90 days or more past due and still accruing totaled $9,180 and $12,192 at December 31, 2005 and 2004, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

In each period, BancShares originated much of its residential mortgage loan production through correspondent mortgage banks. Loan sale activity for 2005, 2004 and 2003 is summarized below:

	2005	2004	2003
Loans held for sale at December 31	$61,185	$22,770	$11,520
For the year ended December 31:
Loans sold	727,233	498,533	930,302
Net gain on sale of loans	4,680	3,781	7,166

NOTE D—ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

Activity in the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded commitments, is summarized as follows:

	Allowance for Loan and Lease Losses	Reserve for Unfunded Commitments	Allowance for Credit Losses
Balance at December 31, 2002	$106,889	$5,644	$112,533
Acquired reserve	409	—	409
Provision for credit losses	22,778	1,409	24,187
Loans and leases charged off	(21,658)	—	(21,658)
Loans and leases recovered	3,886	—	3,886

Net charge-offs	(17,772)	—	(17,772)

Balance at December 31, 2003	112,304	7,053	119,357

Provision for credit losses	34,555	(82)	34,473
Loans and leases charged off	(26,546)	—	(26,546)
Loans and leases recovered	3,548	—	3,548

Net charge-offs	(22,998)	—	(22,998)

Balance at December 31, 2004	123,861	6,971	130,832

Reserves released from sale of loans	(1,537)	(48)	(1,585)
Provision for credit losses	33,109	—	33,109
Loans and leases charged off	(32,506)	—	(32,506)
Loans and leases recovered	5,920	—	5,920

Net charge-offs	(26,586)	—	(26,586)

Balance at December 31, 2005	$128,847	$6,923	$135,770

At December 31, 2005 and 2004, impaired loans totaled $15,094 and $8,019, respectively, all of which were classified as nonaccrual. Total allowances of $1,653 and $1,615 have been established for impaired loans outstanding as of December 31, 2005 and 2004, respectively.

The average recorded investment in impaired loans during the years ended December 31, 2005, 2004 and 2003, was $8,480, $9,787 and $10,541, respectively. For the years ended December 31, 2005, 2004 and 2003, BancShares recognized cash basis interest income on those impaired loans of $113, $101 and $211 respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE E—PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31 are summarized as follows:

	2005	2004
Land	$145,881	$137,456
Premises and leasehold improvements	531,461	460,688
Furniture and equipment	278,911	254,844

Total	956,253	852,988
Less accumulated depreciation and amortization	316,784	284,623

Premises and equipment	$639,469	$568,365

There were no premises pledged to secure borrowings at December 31, 2005 and 2004.

BancShares leases certain premises and equipment under various lease agreements that provide for payment of property taxes, insurance and maintenance costs. Generally, operating leases provide for one or more renewal options on the same basis as current rental terms. However, certain leases require increased rentals under cost of living escalation clauses. Some leases also provide purchase options.

Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2005:

Year Ending December 31:
2006	$13,291
2007	12,123
2008	10,732
2009	8,399
2010	6,277
Thereafter	61,286

Total minimum payments	$112,108

Total rent expense for all operating leases amounted to $14,433 in 2005, $14,332 in 2004 and $14,468 in 2003, net of rent income, which totaled $1,977, $1,200 and $1,723 during 2005, 2004 and 2003.

NOTE F—DEPOSITS

Deposits at December 31 are summarized as follows:

	2005	2004
Demand	$2,616,177	$2,443,059
Checking With Interest	1,658,569	1,594,092
Money market accounts	2,657,653	2,655,829
Savings	700,999	741,563
Time	4,540,460	3,916,255

Total deposits	$12,173,858	$11,350,798

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Time deposits with a minimum denomination of $100 totaled $1,679,835 and $1,300,243 at December 31, 2005 and 2004, respectively.

At December 31, 2005 the scheduled maturities of time deposits were:

2006	$3,090,073
2007	950,161
2008	204,517
2009	127,656
2010	168,040
Thereafter	13

Total time deposits	$4,540,460

NOTE G—SHORT-TERM BORROWINGS

Short-term borrowings at December 31 are as follows:

	2005	2004
Master notes	$520,585	$213,387
Repurchase agreements	150,054	131,367
Federal funds purchased	36,620	36,933
Notes payable to Federal Home Loan Bank of Atlanta	50,000	50,000
Other	21,769	15,999

Total short-term borrowings	$779,028	$447,686

At December 31, 2005, BancShares and its subsidiaries had unused credit lines allowing access to overnight borrowings of up to $525,000 on an unsecured basis. Additionally, under various borrowing arrangements with the Federal Reserve and the Federal Home Loan Bank of Atlanta, BancShares and its subsidiaries have access, on a secured basis, to additional borrowings as needed.

NOTE H—LONG-TERM OBLIGATIONS

Long-term obligations at December 31 include:

	2005	2004
Junior subordinated debenture at 8.05 percent maturing March 5, 2028	$154,640	$154,640
Junior subordinated debenture at 8.40 percent maturing October 31, 2031	103,093	103,093
Subordinated notes at 5.125 percent maturing June 1, 2015	125,000	—
Obligation to the Federal Home Loan Bank of Atlanta maturing December 17, 2007 at a fixed rate of 3.44 percent, secured by mortgage loans	25,000	25,000
Obligations under capitalized leases extending to January 2013	1,254	2,674
Other	—	536

Total long-term obligations	$408,987	$285,943

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

FCB/NC Capital Trust II invested the proceeds generated by the sale of the 2001 Preferred Securities in the 2001 Debenture, and that investment is the sole asset of the trust. The 2001 Preferred Securities are redeemable in whole or in part on or after October 31, 2006.

The subordinated notes issued during 2005 are unsecured obligations of FCB and are junior to existing and future senior indebtedness and obligations to depositors and general or secured creditors.

Long-term obligations maturing in each of the five years subsequent to December 31, 2005 include:

2006	$134
2007	25,147
2008	160
2009	175
2010	190
Thereafter	383,181

$408,987

NOTE I—ESTIMATED FAIR VALUES

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

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$777,928	$777,928	$679,683	$679,683
Overnight investments	481,012	481,012	383,743	383,743
Investment securities held to maturity	636,496	631,876	877,479	874,779
Investment securities available for sale	2,293,020	2,293,020	1,248,045	1,248,045
Loans, net of allowance for loan and lease losses	9,514,147	9,478,995	9,230,526	9,285,560
Income earned not collected	54,879	54,879	40,574	40,574
Deposits	12,173,858	12,229,952	11,350,798	11,389,785
Short-term borrowings	779,028	779,028	447,686	447,686
Long-term obligations	408,987	418,221	285,943	296,547
Accrued interest payable	43,602	43,602	28,597	28,597

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

No forward commitments to sell loans existed at December 31, 2005 or 2004. For other off-balance sheet commitments and contingencies, carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares’ financial position.

NOTE J—EMPLOYEE BENEFIT PLANS

BancShares sponsors two employee benefit plans for the benefit of its qualifying employees: a noncontributory defined benefit pension plan and a 401(k) Savings Plan. Both of the plans are qualified under the Internal Revenue Code. BancShares also maintains agreements with certain executives that provide supplemental post-retirement and death benefits.

Defined Benefit Pension Plan

Employees who qualify under length of service and other requirements participate in a noncontributory defined benefit pension plan. Under the plan, retirement benefits are based on years of service and average earnings. The policy is to fund amounts approximating the maximum amount that is deductible for federal income tax purposes. BancShares contributed $30,000 in 2005, $20,000 in 2004 and $35,000 in 2003 to the plan. The plan’s assets consist of investments in FCB’s common trust funds, which include listed common stocks and fixed income securities, as well as investments in mid-cap, small-cap, REIT and international stocks through unaffiliated money managers.

Benefit Obligations

The following table calculates the projected benefit obligation at December 31, 2005 and 2004:

	2005	2004
Benefit obligation at beginning of year	$277,833	$242,520
Service cost	13,504	12,273
Interest cost	16,101	15,206
Actuarial loss (gain)	(1,026)	13,427
Transfer from related parties	—	127
Benefits paid	(9,703)	(9,370)
Plan amendments	—	3,650

Benefit obligation at end of year	$296,709	$277,833

The accumulated benefit obligation for the plan at December 31, 2005 and 2004 was $236,378 and $212,027, respectively. The plan uses a measurement date of December 31.

The weighted average assumptions used to determine the benefit obligations as of December 31 are as follows:

	2005	2004
Discount rate	5.50%	5.75%
Rate of compensation increase	4.25%	4.75%

Plan Assets

The following table describes the changes in plan assets during 2005 and 2004. Employer contributions and benefits paid include only those amounts contributed directly to or paid directly from plan assets.

	2005	2004
Fair value of plan assets at beginning of year	$255,069	$219,350
Actual return on plan assets	21,253	24,913
Employer contributions	30,000	20,000
Transfer from related parties	—	176
Benefits paid	(9,703)	(9,370)

Fair value of plan assets at end of year	$296,619	$255,069

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table describes the actual allocation of plan assets as of December 31, 2005 and 2004 and the projected allocation for 2006. The expected long-term rate of return on plan assets was 8.50% at December 31, 2005 and 2004.

	2006 Target	Actual, December 31,
		2005	2004
Equity securities	60%	60%	66%
Debt securities	40%	39%	33%
Cash and equivalents	—	1%	1%

Total	100%	100%	100%

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

Funded Status

The funded status of the plan, which represents the prepaid pension asset included within other assets on the consolidated balance sheet, is:

	December 31,
	2005	2004
Fair value of plan assets	$296,619	$255,069
Benefit obligation	296,709	277,833

Funded status	(90)	(22,764)
Amounts not yet recognized:
Unrecognized net loss	31,374	36,539
Unrecognized prior service cost	2,432	3,772

Net asset recognized	$33,716	$17,547

Prepaid benefit cost	$33,716	$17,547
Accrued benefit cost	—	—

Net asset recognized	$33,716	$17,547

At December 31, 2005 and 2004, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for a pension plan with a projected benefit obligation in excess of plan assets and for a pension plan with an accumulated benefit obligation in excess of plan assets equals:

	Projected Benefit Obligation Exceeds Fair Value of Plan Assets at December 31,		Accumulated Benefit Obligation Exceeds Fair Value of Plan Assets at December 31,
	2005	2004	2005	2004
Projected benefit obligation	$296,709	$277,833	$—	$—
Accumulated benefit obligation	236,378	212,027	—	—
Fair value of plan assets	296,619	255,069	—	—

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Net Periodic Cost

The following table shows the components of periodic benefit cost related to the pension plan for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Service cost	$13,504	$12,273	$9,911
Interest cost	16,101	15,206	14,042
Expected return on assets	(18,893)	(17,350)	(14,411)
Amortization of prior service cost	283	154	154
Amortization of net actuarial loss	2,836	2,291	716
Amortization of transition asset	—	—	—

Total net periodic benefit cost	$13,831	$12,574	$10,412

The weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Discount rate	5.75%	6.00%	6.50%
Rate of compensation increase	4.75%	4.75%	4.75%
Expected return on plan assets	8.50%	8.50%	8.00%

The expected return on plan assets represents the average estimated weighted-average rate of return on plan assets over the period the benefit obligation will be paid. The assumed rate is based on historical market data and expectations of future earnings rates for each investment type.

Cash Flows

During 2006, BancShares anticipates making contributions to the pension plan totaling $30,000. The pension plan anticipates making benefit payments in the following periods:

Projected Benefit payments

2006	$9,387
2007	10,042
2008	10,792
2009	11,677
2010	12,666
2011-2015	83,358

401(k) Savings Plan

Employees are also eligible to participate in a 401(k) plan after 31 days of service through the deferral of portions of their salary. Based on the employee’s contribution, BancShares will match up to 75% of the employee contribution. BancShares made participating contributions of $5,965, $5,725 and $5,532 during 2005, 2004 and 2003, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Post-Retirement Benefits for Executives

FCB and ISB have entered into contractual agreements with certain executives that, under various circumstances, provide supplemental post-retirement income in exchange for consulting services and adherence to covenants not to compete. The agreements also provide a death benefit in the event a participant dies before the term of the agreement ends.

The following table provides the accrued liability as of December 31, 2005 and 2004 and the changes in the accrued liability during the years then ended.

	Year Ended December 31,
	2005	2004
Present value of accrued liability as of January 1	$15,268	$15,085
Benefit expense	2,082	75
Benefits paid	(745)	(758)
Benefits forfeited	(170)	(187)
Interest cost	1,684	1,053

Present value of accrued liability as of December 31	$18,119	$15,268

Discount rate at December 31	5.50%	6.00%

NOTE K—NONINTEREST INCOME AND NONINTEREST EXPENSE

During 2005, commission-based income included $15,119 in income from investments, $7,318 from insurance and $3,606 from factoring.

Other noninterest expense for the years ended December 31 included the following:

	2005	2004	2003
Cardholder and merchant services expense	$32,067	$28,290	$24,119
Telecommunications expense	9,873	10,461	11,455
Postage expense	8,045	8,639	8,826
Advertising expense	7,206	7,981	7,566
Courier service expense	5,076	4,757	4,657
Legal expense	4,124	5,978	5,851
Consultant expense	3,362	2,980	3,747
Amortization of intangibles	2,453	2,360	2,583
Other	62,926	58,299	57,757

Total other noninterest expense	$135,132	$129,745	$126,561

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE L—INCOME TAXES

At December 31, income tax expense consisted of the following:

	2005	2004	2003
Current tax expense
Federal	$59,190	$29,342	$30,969
State	8,191	15,295	5,291

Total current tax expense	67,381	44,637	36,260

Deferred tax expense (benefit)
Federal	(2,120)	6,242	8,915
State	547	(1,527)	(3,761)

Total deferred tax expense (benefit)	(1,573)	4,715	5,154

Total tax expense	$65,808	$49,352	$41,414

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent in each period to pretax income as a result of the following:

	2005	2004	2003
Income at statutory rates	$62,535	$43,468	$40,810
Increase (reduction) in income taxes resulting from:
Nontaxable income on loans and investments, net of nondeductible expenses	(797)	(783)	(714)
State and local income taxes, including change in valuation allowance, net of federal income tax benefit	5,680	8,949	995
Tax credits	(1,128)	(857)	(500)
Other, net	(482)	(1,425)	823

Total tax expense	$65,808	$49,352	$41,414

During 2004, BancShares settled assessments from the North Carolina Department of Revenue arising from a routine audit of North Carolina tax returns for 2002, 2001 and 2000. Including interest, 2004 state income taxes increased $5,033 as a result of that settlement.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The net deferred tax asset included the following components at December 31:

	2005	2004
Allowance for loan and lease losses	$51,199	$51,970
Supplemental post-retirement expense	7,139	6,053
Unrealized gain (loss) on equity securities	1,235	(2,938)
State operating loss carryforward	979	991
Other	4,100	2,137

Gross deferred tax asset	64,652	58,213
Less valuation allowance	1,629	1,317

Deferred tax asset	63,023	56,896

Accumulated depreciation	10,187	13,351
Lease financing activities	13,860	17,539
Prepaid pension asset	13,351	6,983
Net deferred loan fees and costs	4,311	5,670
Intangible asset	6,267	4,946
Other	3,124	2,230

Deferred tax liability	51,100	50,719

Net deferred tax asset	$11,923	$6,177

The valuation allowance of $1,629 and $1,317 at December 31, 2005 and 2004, respectively, is the amount necessary to reduce BancShares’ gross state deferred tax asset to the amount that is more likely than not to be realized.

NOTE M—RELATED PARTY TRANSACTIONS

BancShares, FCB and ISB have had, and expect to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (Related Parties), on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

An analysis of changes in the aggregate amounts of loans to Related Parties for the year ended December 31, 2005 is as follows:

Balance at beginning of year	$31,601
New loans	14,880
Repayments	12,526

Balance at end of year	$33,955

In addition to these outstanding loan balances there is $15,373 available to Related Parties in unfunded loan commitments.

BancShares provides processing and operational services to other financial institutions. Certain of these institutions are deemed to be Related Parties since significant shareholders of BancShares are also deemed to be significant shareholders of the other banks. During 2005, 2004 and 2003, BancShares recognized income totaling $23,961, $23,043 and $20,036, respectively, for services rendered to these Related Parties, substantially all of which is included in fees from processing services and relates to data processing services.

During 2003, BancShares sold several of its branch offices to a Related Party. Income from sale of branches includes gains of $5,710 recognized on the sale of these branches.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Other expense includes $4,299, $5,325 and $4,897 in legal expense incurred during 2005, 2004 and 2003, respectively, for the firm that serves as BancShares’ general counsel. The senior attorney of that firm is a Related Party since he is member of BancShares’ board of directors.

Investment securities available for sale includes an investment in a Related Party. This investment had a carrying value of $25,229, $18,922 and $18,742 at December 31, 2005, 2004 and 2003, respectively. For each period, the investment had a cost of $508.

NOTE N—ACQUISITIONS AND DIVESTITURES

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

The following table provides information regarding the acquisitions and divestitures of branches that have been consummated during the three-year period ended December 31, 2005:

Year	Transaction	Assets[1]	Deposits
2005	Purchase of one branch by First Citizens Bank	$1,783	$20,957
2004	Sale of one branch by IronStone Bank	—	(12,156)
2004	Purchase of one branch by First Citizens Bank	2,343	11,565
2003	Purchase of two branches by First Citizens Bank	76,687	67,887
2003	Sale of four branches by First Citizens Bank[2]	(32,631)	(114,727)

[1]	Excludes the transfer of cash and the recognition of goodwill and intangible assets
[2]	Sale of offices to a Related Party; see Note M

NOTE O—GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill activity during 2005 and 2004:

	2005	2004
Balance, January 1	$102,635	$102,071
Goodwill generated by branch purchases	100	573
Goodwill written off due to sale of branches	—	(9)

Balance, December 31	$102,735	$102,635

The following information relates to other intangible assets, all of which are being amortized over their estimated useful lives:

	2005	2004
Balance, January 1	$12,037	$13,928
Intangible generated by branch purchases	734	469
Amortization	(2,453)	(2,360)

Balance, December 31	$10,318	$12,037

Based on current estimated useful lives and current carrying values, BancShares anticipates amortization expense for intangible assets in subsequent periods will be:

2006	$2,318
2007	2,142
2008	2,049
2009	1,656
2010	1,534
Beyond 2010	619

$10,318

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE P—REGULATORY REQUIREMENTS

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

Based on the most recent notifications from its regulators, FCB and ISB are well-capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2005 BancShares, FCB and ISB met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect FCB’s and ISB’s well-capitalized status.

Following is an analysis of BancShares, FCB and ISB capital ratios as of December 31, 2005 and 2004.

	December 31, 2005			December 31, 2004
	Actual Capital		Requirement for Well-Capitalized	Actual Capital		Requirement for Well-Capitalized
	Amount	Ratio		Amount	Ratio
BancShares
Tier 1 capital	$1,320,152	12.56%	6.00%	$1,217,149	12.14%	6.00%
Total capital	1,588,141	15.11	10.00	1,351,535	13.48	10.00
Leverage capital	1,320,152	9.17	5.00	1,217,149	9.26	5.00
FCB
Tier 1 capital	$998,152	11.42%	6.00%	$900,183	10.48%	6.00%
Total capital	1,232,463	14.10	10.00	1,007,650	11.73	10.00
Leverage capital	998,152	7.97	5.00	900,183	7.75	5.00
ISB
Tier 1 capital	$215,263	11.82%	6.00%	$199,577	13.85%	6.00%
Total capital	236,364	12.98	10.00	215,974	14.98	10.00
Leverage capital	215,263	11.64	5.00	199,577	13.35	5.00

The Board of Directors of FCB may declare a dividend on a portion of its undivided profits as it may deem appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, without prior regulatory approval. As of December 31, 2005 the amount was $774,271. However, to preserve its well-capitalized status, the maximum amount of the dividend was limited to $357,238. Dividends declared by FCB amounted to $32,194 in 2005, $50,230 in 2004 and $67,394 in 2003.

BancShares and its banking subsidiaries are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations require the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of vault cash. For 2005 the requirements averaged $152,307 for FCB and $7,325 for ISB.

NOTE Q—COMMITMENTS AND CONTINGENCIES

In order to meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit-risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment. At December 31, 2005 and 2004, BancShares had unused commitments totaling $4,220,641 and $4,285,962 respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At December 31, 2005 and 2004, BancShares had standby letters of credit amounting to $44,072 and $41,484, respectively.

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

NOTE R—SEGMENT DISCLOSURES

BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and ISB. Although FCB and ISB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity has separate management groups. Additionally, the financial results and trends of ISB reflect the de novo nature of its growth.

FCB is a mature banking institution that operates from a single charter from its branch network in North Carolina, Virginia, West Virginia, Maryland and Tennessee. ISB began operations in 1997 and operates from a thrift charter in Florida, Georgia, Texas, Arizona, California, New Mexico, Colorado, Oregon and Washington. ISB’s significance to BancShares’ consolidated financial results continues to grow.

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

The following table provides selected financial information for BancShares’ reportable business segments:

	2005
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$97,840	$567,521	$11,622	$676,983	$(11,049)	$665,934
Interest expense	36,622	161,895	30,683	229,200	(11,049)	218,151

Net interest income	61,218	405,626	(19,061)	447,783	—	447,783
Provision for credit losses	8,029	25,080	—	33,109	—	33,109

Net interest income after provision for credit losses	53,189	380,546	(19,061)	414,674	—	414,674
Noninterest income	7,692	261,681	1,547	270,920	(7,568)	263,352
Noninterest expense	65,150	439,683	2,091	506,924	(7,568)	499,356

Income (loss) before income taxes	(4,269)	202,544	(19,605)	178,670	—	178,670
Income taxes	(1,390)	74,001	(6,803)	65,808	—	65,808

Net income (loss)	$(2,879)	$128,543	$(12,802)	$112,862	$—	$112,862

At December 31, 2005
Total assets	$1,855,981	$12,707,475	$1,913,563	$16,477,019	$(1,837,627)	$14,639,392
Loans and leases	1,679,883	7,963,111	—	9,642,994	—	9,642,994
Allowance for loan and lease losses	19,443	109,404	—	128,847	—	128,847
Deposits	1,423,456	10,798,361	—	12,221,817	(47,959)	12,173,858

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

	2004
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$67,987	$452,908	$3,112	$524,007	$(2,890)	$521,117
Interest expense	21,120	93,153	22,443	136,716	(2,890)	133,826

Net interest income	46,867	359,755	(19,331)	387,291	—	387,291
Provision for credit losses	4,954	29,519	—	34,473	—	34,473

Net interest income after provision for credit losses	41,913	330,236	(19,331)	352,818	—	352,818
Noninterest income	5,981	247,767	4,216	257,964	(7,008)	250,956
Noninterest expense	52,282	431,698	2,607	486,587	(7,008)	479,579

Income (loss) before income taxes	(4,388)	146,305	(17,722)	124,195	—	124,195
Income taxes	(1,405)	56,941	(6,184)	49,352	—	49,352

Net income (loss)	$(2,983)	$89,364	$(11,538)	$74,843	$—	$74,843

At December 31, 2004
Total assets	$1,500,921	$11,686,131	$1,550,055	$14,737,107	$(1,471,396)	$13,265,711
Loans and leases	1,374,055	7,980,332	—	9,354,387	—	9,354,387
Allowance for loan and lease losses	14,713	109,148	—	123,861	—	123,861
Deposits	1,093,272	10,306,079	—	11,399,351	(48,553)	11,350,798

	2003
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$58,232	$451,434	$3,149	$512,815	$(2,338)	$510,477
Interest expense	19,103	109,050	22,722	150,875	(2,338)	148,537

Net interest income	39,129	342,384	(19,573)	361,940	—	361,940
Provision for credit losses	2,891	21,296	—	24,187	—	24,187

Net interest income after provision for credit losses	36,238	321,088	(19,573)	337,753	—	337,753
Noninterest income	5,546	240,269	2,922	248,737	(4,801)	243,936
Noninterest expense	44,625	421,564	3,700	469,889	(4,801)	465,088

Income (loss) before income taxes	(2,841)	139,793	(20,351)	116,601	—	116,601
Income taxes	(857)	49,076	(6,805)	41,414	—	41,414

Net income (loss)	$(1,984)	$90,717	$(13,546)	$75,187	$—	$75,187

At December 31, 2003
Total assets	$1,211,322	$11,287,945	$1,452,184	$13,951,451	$(1,384,490)	$12,566,961
Loans and leases	1,087,136	7,239,462	—	8,326,598	—	8,326,598
Allowance for loan and lease losses	11,571	100,733	—	112,304	—	112,304
Deposits	849,649	9,894,438	—	10,744,087	(32,755)	10,711,332

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE S—FIRST CITIZENS BANCSHARES, INC. (PARENT COMPANY)

First Citizens BancShares, Inc.’s principal assets are its investments in and receivables from its subsidiaries. Its sources of income are dividends and interest income. The Parent Company’s condensed balance sheets as of December 31, 2005 and 2004, and the related condensed statements of income and cash flows for the years ended December 31, 2005, 2004 and 2003 are as follows:

CONDENSED BALANCE SHEETS

	December 31
	2005	2004
Assets
Cash	$3,698	$18,449
Investment securities available for sale	114,887	94,160
Investment in subsidiaries	1,356,696	1,251,510
Due from subsidiaries	430,827	144,290
Other assets	61,763	60,010

Total assets	$1,967,871	$1,568,419

Liabilities and Shareholders’ Equity
Short-term borrowings	$520,585	$213,387
Long-term obligations	257,733	257,733
Other liabilities	8,494	10,989
Shareholders’ equity	1,181,059	1,086,310

Total liabilities and shareholders’ equity	$1,967,871	$1,568,419

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31
	2005	2004	2003
Interest income	$11,446	$3,003	$2,975
Interest expense	31,048	22,277	22,643

Net interest income (expense)	(19,602)	(19,274)	(19,668)
Dividends from subsidiaries	32,194	50,230	67,394
Other income	(202)	2,077	(269)
Other operating expense	1,553	1,504	1,458

Income before income tax benefit and equity in undistributed net income of subsidiaries	10,837	31,529	45,999
Income tax benefit	(7,516)	(6,584)	(7,241)

Income before equity in undistributed net income of subsidiaries	18,353	38,113	53,240
Equity in undistributed net income of subsidiaries	94,509	36,730	21,947

Net income	$112,862	$74,843	$75,187

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$112,862	$74,843	$75,187
Adjustments
Undistributed net income of subsidiaries	(94,509)	(36,730)	(21,947)
Net amortization of premiums and discounts	(215)	99	485
Securities (gains) losses	—	(1,852)	(306)
Change in other assets	2,420	(11,795)	5,677
Change in other liabilities	(2,495)	(14,916)	18,689

Net cash provided by operating activities	18,063	9,649	77,785

INVESTING ACTIVITIES
Net change in due from subsidiaries	(286,537)	70,933	(39,234)
Purchase of investment securities held to maturity	—	(9,936)	(5,031)
Purchase of investment securities available for sale	(34,837)	(59,755)	(20,095)
Maturities of investment securities held to maturity	—	29,932	—
Maturities of investment securities available for sale	3,517	1,241	—
Proceeds from sales of investment securities available for sale	—	7,584	52,351
Investment in subsidiaries	(10,677)	(50,000)	(30,000)

Net cash used by investing activities	(328,534)	(10,001)	(42,009)

FINANCING ACTIVITIES
Net change in short-term borrowings	307,198	22,409	(48,740)
Redemption of common stock	—	(215)	(3,652)
Cash dividends paid	(11,478)	(11,479)	(11,497)

Net cash provided (used) by financing activities	295,720	10,715	(63,889)

Net change in cash	(14,751)	10,363	(28,113)
Cash balance at beginning of year	18,449	8,086	36,199

Cash balance at end of year	$3,698	$18,449	$8,086

Cash payments for
Interest	$30,415	$21,644	$14,962
Income taxes	65,860	39,973	22,499
Supplemental disclosure of noncash investing and financing activities:
Unrealized securities gains (losses)	(10,808)	(10,171)	3,293

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2006

FIRST CITIZENS BANCSHARES, INC. (Registrant)

/S/    JAMES B. HYLER, JR.

James B. Hyler, Jr.

Vice Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on March 14, 2006.

Signature	Title	Date

/s/ LEWIS R. HOLDING* Lewis R. Holding	Chairman and Chief Executive Officer (principal executive officer)	March 14, 2006

/s/ FRANK B. HOLDING* Frank B. Holding	Executive Vice Chairman	March 14, 2006

/s/ JAMES B. HYLER, JR. James B. Hyler, Jr.	Vice Chairman	March 14, 2006

/s/ FRANK B. HOLDING, JR.* Frank B. Holding, Jr.	President	March 14, 2006

/S/ KENNETH A. BLACK Kenneth A. Black	Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	March 14, 2006

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	March 14, 2006

/s/ CARMEN HOLDING AMES * Carmen Holding Ames	Director	March 14, 2006

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	March 14, 2006

/s/ GEORGE H. BROADRICK * George H. Broadrick	Director	March 14, 2006

/s/ HUBERT M. CRAIG, III * Hubert M. Craig, III	Director	March 14, 2006

/s/ H. LEE DURHAM, JR. * H. Lee Durham, Jr.	Director	March 14, 2006

/s/ LEWIS M. FETTERMAN Lewis M. Fetterman	Director	March 14, 2006

/s/ CHARLES B.C. HOLT Charles B.C. Holt	Director	March 14, 2006

Signature	Title	Date

/s/ FREEMAN R. JONES * Freeman R. Jones	Director	March 14, 2006

/s/ LUCIUS S. JONES * Lucius S. Jones	Director	March 14, 2006

Joseph T. Maloney, Jr.	Director

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	March 14, 2006

/s/ LEWIS T. NUNNELEE, II * Lewis T. Nunnelee, II	Director	March 14, 2006

/s/ C. RONALD SCHEELER * C. Ronald Scheeler	Director	March 14, 2006

/s/ RALPH K. SHELTON * Ralph K. Shelton	Director	March 14, 2006

/s/ R. C. SOLES, JR. * R. C. Soles, Jr.	Director	March 14, 2006

/s/ DAVID L. WARD, JR * David L. Ward, Jr.	Director	March 14, 2006

*	Alexander G. MacFadyen, Jr. hereby signs this Annual Report on Form 10-K on March 14, 2006, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/s/ ALEXANDER G. MACFADYEN, JR.
Alexander G. MacFadyen, Jr. As Attorney-In-Fact

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1992)
3.2	Bylaws of the Registrant, as amended (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2003)
4.1	Specimen of Registrant’s Class A Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993)
4.2	Specimen of Registrant’s Class B Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993)
4.3	Amended and Restated Trust Agreement of FCB/NC Capital Trust I (incorporated by reference from Registration No. 333-59039)
4.4	Form of Guarantee Agreement (incorporated by reference from Registration No. 333-59039)
4.5	Junior Subordinated Indenture dated March 5, 1998 between Registrant and Bankers Trust Company, as Debenture Trustee (incorporated by reference from Registration No. 333-59039)
4.6	Amended and Restated Trust Agreement of FCB/NC Capital Trust II (incorporated by reference from Registration No. 333-68340)
4.7	Guarantee Agreement relating to Registrant’s guarantee of the capital securities of FCB/NC Capital Trust II (incorporated by reference from Registration No. 333-68340)
4.8	Junior Subordinated Indenture dated October 10, 2001, between Registrant and Bankers Trust Company, as Delaware Trustee (incorporated by reference from Registration No. 333-68340)
10.1	Amended and Restated Employee Consultation, Post-Retirement Non-Competition and Death Benefit Agreement dated October 25, 2005 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Lewis R. Holding (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2005)
10.2	Amended and Restated Employee Consultation, Post-Retirement Non-Competition and Death Benefit Agreement dated October 25, 2005 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Frank B. Holding (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2005)
10.3	Amended and Restated Employee Consultation, Post-Retirement Non-Competition and Death Benefit Agreement dated October 25, 2005 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and James B. Hyler, Jr. (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2005)
10.4	Amended and Restated Employee Consultation, Post-Retirement Non-Competition and Death Benefit Agreement dated October 25, 2005 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Frank B. Holding, Jr. (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2005)
10.5	Amended and Restated Employee Consultation, Post-Retirement Non-Competition and Death Benefit Agreement dated October 25, 2005 between Registrant’s Subsidiary IronStone Bank and James M. Parker (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2005)
10.6	Second Death Benefit and Post-Retirement Non-Competition and Consultation Agreement dated April 28, 1997, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1997)
10.7	Consulting Agreement dated February 17, 1988, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1987)
10.13	Article IV Section 4.1.d of the Agreement and Plan of Reorganization and Merger by and among First Investors Savings Bank, Inc., SSB, First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page II-38 of Registrant’s S-4 Registration Statement filed with the SEC on December 19, 1994 (Registration No. 33-84514)

10.14	Article IV Section 4.1.e of the Agreement and Plan of Reorganization and Merger by and among State Bank and First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page I-36 of Registrant’s S-4 Registration Statement filed with the SEC on November 16, 1994 (Registration No.
33-86286)
21	Subsidiaries of the Registrant (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)
99.1	Proxy Statement for Registrant’s 2006 Annual Meeting (separately filed)
99.2	Procedures for Shareholder Recommendations to Nominating Committee (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2004)
99.3	Reissued report of predecessor independent auditor as of and for the year ended December 31, 2003 (filed herewith)

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO

KENNETH A. BLACK, CHIEF FINANCIAL OFFICER OF FIRST CITIZENS BANCSHARES, INC.