Form 10-Q
period 2006-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2006-05-08
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Se definition of “accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒             Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class A Common Stock—$1 Par Value—8,756,778 shares

Class B Common Stock—$1 Par Value—1,677,675 shares

(Number of shares outstanding, by class, as of May 5, 2006)

INDEX

PART I

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets

First Citizens BancShares, Inc. and Subsidiaries

(thousands, except share data)	March 31* 2006	December 31# 2005	March 31* 2005
Assets
Cash and due from banks	$805,757	$777,928	$599,358
Overnight investments	748,918	481,012	642,461
Investment securities available for sale	2,396,001	2,293,020	1,336,582
Investment securities held to maturity	500,961	636,496	850,792
Loans and leases	9,810,088	9,642,994	9,404,742
Less allowance for loan and lease losses	130,222	128,847	125,710

Net loans and leases	9,679,866	9,514,147	9,279,032
Premises and equipment	657,141	639,469	605,724
Income earned not collected	55,680	54,879	43,619
Other assets	250,886	242,441	235,107

Total assets	$15,095,210	$14,639,392	$13,592,675

Liabilities
Deposits:
Noninterest-bearing	$2,733,885	$2,616,177	$2,561,043
Interest-bearing	9,778,672	9,557,681	9,068,339

Total deposits	12,512,557	12,173,858	11,629,382
Short-term borrowings	850,566	779,028	465,000
Long-term obligations	408,954	408,987	285,312
Other liabilities	119,767	96,460	110,413

Total liabilities	13,891,844	13,458,333	12,490,107

Shareholders’ Equity

Common stock:
Class A - $1 par value (8,756,778 shares issued for all periods)	8,757	8,757	8,757
Class B - $1 par value (1,677,675 shares issued for all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,054,793	1,029,005	949,749
Accumulated other comprehensive income (loss)	(5,628)	(2,147)	(1,382)

Total shareholders’ equity	1,203,366	1,181,059	1,102,568

Total liabilities and shareholders’ equity	$15,095,210	$14,639,392	$13,592,675

*	Unaudited
#	Derived from the 2005 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

First Citizens BancShares, Inc. and Subsidiaries

	Three Months Ended March 31
(thousands, except share and per share data; unaudited)	2006	2005
Interest income
Loans and leases	$159,205	$132,343
Investment securities:
U. S. Government	24,285	12,467
State, county and municipal	61	66
Dividends	711	371

Total investment securities interest and dividend income	25,057	12,904
Overnight investments	5,739	2,998

Total interest income	190,001	148,245
Interest expense
Deposits	57,742	35,346
Short-term borrowings	6,992	1,813
Long-term obligations	7,449	5,419

Total interest expense	72,183	42,578

Net interest income	117,818	105,667
Provision for credit losses	6,737	5,326

Net interest income after provision for credit losses	111,081	100,341

Noninterest income
Service charges on deposit accounts	18,206	18,693
Cardholder and merchant services income	18,428	16,253
Trust and asset management fees	5,178	4,488
Fees from processing services	6,909	6,220
Commission income	7,872	6,263
ATM income	2,532	2,480
Mortgage income	1,372	1,506
Other service charges and fees	4,123	4,215
Securities losses	(186)	—
Other	1,315	1,105

Total noninterest income	65,749	61,223
Noninterest expense
Salaries and wages	56,543	51,726
Employee benefits	13,943	12,515
Occupancy expense	12,875	11,438
Equipment expense	12,664	12,507
Other	35,687	33,159

Total noninterest expense	131,712	121,345

Income before income taxes	45,118	40,219
Income taxes	16,461	15,222

Net income	28,657	24,997

Other comprehensive loss net of taxes
Unrealized securities losses arising during period	(3,594)	(5,870)
Less: reclassified adjustment for losses included in net income	(113)	—

Other comprehensive loss	(3,481)	(5,870)

Comprehensive income	$25,176	$19,127

Average shares outstanding	10,434,453	10,434,453
Net income per share	$2.75	$2.40

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

First Citizens BancShares, Inc. and Subsidiaries

(thousands, except share data, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance at December 31, 2004	$8,757	$1,678	$143,766	$927,621	$4,488	$1,086,310
Net income				24,997		24,997
Unrealized securities losses, net of deferred taxes				(5,870)	(5,870)
Cash dividends				(2,869)		(2,869)

Balance at March 31, 2005	$8,757	$1,678	$143,766	$949,749	$(1,382)	$1,102,568

Balance at December 31, 2005	$8,757	$1,678	$143,766	$1,029,005	$(2,147)	$1,181,059
Net income				28,657		28,657
Unrealized securities losses, net of deferred taxes					(3,481)	(3,481)
Cash dividends				(2,869)		(2,869)

Balance at March 31, 2006	$8,757	$1,678	$143,766	$1,054,793	$(5,628)	$1,203,366

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	Three months ended March 31,
	2006	2005
	(thousands)
OPERATING ACTIVITIES
Net income	$28,657	$24,997
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	586	625
Provision for credit losses	6,737	5,326
Deferred tax (benefit) expense	(5,104)	(3,384)
Change in current taxes payable	19,172	15,967
Depreciation	11,603	10,987
Change in accrued interest payable	1,800	435
Change in income earned not collected	(801)	(3,045)
Securities losses	186	—
Origination of loans held for sale	(84,096)	(94,437)
Proceeds from sale of loans held for sale	123,165	106,552
Loss (gain) on loans held for sale	274	(448)
Net amortization of premiums and discounts	(1,140)	293
Net change in other assets	(1,697)	9,585
Net change in other liabilities	2,335	(964)

Net cash provided by operating activities	101,677	72,489

INVESTING ACTIVITIES
Net change in loans and leases outstanding	(211,799)	(65,487)
Purchases of investment securities held to maturity	(1,066)	(166,098)
Purchases of investment securities available for sale	(161,631)	(347,452)
Proceeds from maturities of investment securities held to maturity	137,741	192,492
Proceeds from maturities of investment securities available for sale	52,753	249,238
Net change in overnight investments	(267,906)	(258,718)
Dispositions of premises and equipment	2,779	2,034
Additions to premises and equipment	(32,054)	(48,607)
Purchase of branch, net of cash acquired	—	18,343

Net cash used by investing activities	(481,183)	(424,255)

FINANCING ACTIVITIES
Net change in time deposits	278,962	105,499
Net change in demand and other interest-bearing deposits	59,737	152,128
Net change in short-term borrowings	71,505	16,683
Cash dividends paid	(2,869)	(2,869)

Net cash provided by financing activities	407,335	271,441

Change in cash and due from banks	27,829	(80,325)
Cash and due from banks at beginning of period	777,928	679,683

Cash and due from banks at end of period	$805,757	$599,358

CASH PAYMENTS FOR:
Interest	$73,983	$42,143
Income taxes	25,352	1,145

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities losses	$(5,711)	$(9,677)

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the 2005 First Citizens BancShares, Inc. Annual Report, which is incorporated by reference on Form 10-K. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2006. However, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

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

	As of and for the three months ended March 31, 2006
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$28,595	$161,433	$5,390	$195,418	$(5,417)	$190,001
Interest expense	12,347	55,071	10,182	77,600	(5,417)	72,183

Net interest income	16,248	106,362	(4,792)	117,818	—	117,818
Provision for loan and lease losses	966	5,771	—	6,737	—	6,737

Net interest income after provision for loan and lease losses	15,282	100,591	(4,792)	111,081	—	111,081
Noninterest income	2,544	64,612	543	67,699	(1,950)	65,749
Noninterest expense	17,992	115,115	555	133,662	(1,950)	131,712

Income (loss) before income taxes	(166)	50,088	(4,804)	45,118	—	45,118
Income taxes	(19)	18,147	(1,667)	16,461	—	16,461

Net income (loss)	$(147)	$31,941	$(3,137)	$28,657	$—	$28,657

At March 31, 2006:
Total assets	$1,945,156	$13,003,924	$2,070,063	$17,019,143	$(1,923,933)	$15,095,210
Loans and leases	1,719,046	8,091,042	—	9,810,088	—	9,810,088
Allowance for loan and lease losses	20,268	109,954	—	130,222	—	130,222
Total deposits	1,576,990	11,002,133	—	12,579,123	(66,566)	12,512,557

	As of and for the three months ended March 31, 2005
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$21,378	$126,864	$1,276	$149,518	$(1,273)	$148,245
Interest expense	7,380	30,543	5,928	43,851	(1,273)	42,578

Net interest income	13,998	96,321	(4,652)	105,667	—	105,667
Provision for loan and lease losses	1,622	3,704	—	5,326	—	5,326

Net interest income after provision for loan and lease losses	12,376	92,617	(4,652)	100,341	—	100,341
Noninterest income	1,375	61,255	322	62,952	(1,729)	61,223
Noninterest expense	15,501	107,056	517	123,074	(1,729)	121,345

Income (loss) before income taxes	(1,750)	46,816	(4,847)	40,219	—	40,219
Income taxes	(576)	17,482	(1,684)	15,222	—	15,222

Net income (loss)	$(1,174)	$29,334	$(3,163)	$24,997	$—	$24,997

At March 31, 2005:
Total assets	$1,587,569	$11,867,771	$1,643,916	$15,099,256	$(1,506,581)	$13,592,675
Loans and leases	1,441,228	7,963,514	—	9,404,742	—	9,404,742
Allowance for loan and lease losses	16,089	109,621	—	125,710	—	125,710
Total deposits	1,237,647	10,421,269	—	11,658,916	(29,534)	11,629,382

Note C

Employee Benefits

BancShares recognized pension expense totaling $3,690 and $3,735, respectively, in the three-month periods ended March 31, 2006 and 2005. Pension expense is included as a component of employee benefit expense.

	Three months ended March 31,
Components of Net Periodic Benefit Cost	2006	2005
Service cost	$4,128	$3,414
Interest cost	4,885	4,061
Expected return on plan assets	(6,423)	(4,695)
Amortization of prior service cost	66	97
Recognized net actuarial loss	1,034	858

Net periodic benefit cost	$3,690	$3,735

The expected long-term rate of return on plan assets for 2006 is 8.50 percent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). BancShares is a financial holding company with two wholly owned banking subsidiaries: First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and IronStone Bank (ISB), a federally-chartered thrift institution. FCB operates branches in North Carolina, Virginia, West Virginia, Maryland and Tennessee. ISB operates in Georgia, Florida, Texas, New Mexico, Arizona, California, Oregon, Washington and Colorado.

This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2006, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

SUMMARY

BancShares’ earnings and cash flows are derived primarily from the commercial banking activities conducted by its banking subsidiaries. These activities include commercial and consumer lending, deposit and cash management products, cardholder, merchant, wealth management services as well as various other products and services typically offered by commercial banks. FCB and ISB gather interest-bearing and noninterest-bearing deposits from retail and commercial customers. BancShares and its subsidiaries also secure supplemental short-term and long-term funding through various non-deposit sources. We invest the liquidity generated from these funding sources in various types of interest-earning assets such as loans and leases, investment securities and overnight investments. We also invest in bank premises, furniture and equipment used in the subsidiaries’ commercial banking business.

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

Financial institutions frequently focus their strategic and operating emphasis on maximizing profitability and therefore measure their relative success by reference to profitability measures such as return on average assets or return on average shareholders’ equity. BancShares’ profitability measures have historically compared unfavorably to the returns of similar-sized financial holding companies. We have historically placed significant emphasis upon asset quality, balance sheet liquidity and capital conservation, even when those priorities may be detrimental to short-term profitability.

Based on our organization’s strengths and competitive position within the financial services industry, we believe opportunities for significant growth and expansion exist. We operate in diverse and growing geographic markets and believe that through competitive products and superior customer service, we can increase our business volumes and profitability. In recent years, we have focused our efforts on customers who own their own businesses, medical and other professionals and individuals who are financially active. Among all of our customers, we seek to increase fee income in areas such as merchant processing, working capital finance, insurance, cash management, wealth management and private banking services. We also focus on opportunities to generate income by providing processing services to other banks.

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

Financial Summary

Table 1

	2006	2005
(thousands, except per share data and ratios)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Summary of Operations
Interest income	$190,001	$183,949	$173,534	$160,206	$148,245
Interest expense	72,183	66,731	59,306	49,536	42,578

Net interest income	117,818	117,218	114,228	110,670	105,667
Provision for credit losses	6,737	13,578	7,211	6,994	5,326

Net interest income after provision for credit losses	111,081	103,640	107,017	103,676	100,341
Noninterest income	65,749	65,457	68,106	68,566	61,223
Noninterest expense	131,712	125,395	128,665	123,951	121,345

Income before income taxes	45,118	43,702	46,458	48,291	40,219
Income taxes	16,461	15,866	16,505	18,215	15,222

Net income	$28,657	$27,836	$29,953	$30,076	$24,997

Net interest income-taxable equivalent	$118,226	$117,601	$114,603	$111,038	$106,014

Selected Quarterly Averages
Total assets	$14,694,936	$14,516,620	$14,160,391	$13,618,161	$13,309,802
Investment securities	2,896,711	2,938,833	2,764,377	2,345,056	2,072,316
Loans and leases	9,705,443	9,455,059	9,323,115	9,324,200	9,357,480
Interest-earning assets	13,129,313	13,024,871	12,750,494	12,255,663	11,929,086
Deposits	12,192,664	12,071,673	11,836,193	11,562,349	11,379,079
Interest-bearing liabilities	10,794,420	10,621,384	10,312,675	9,867,227	9,640,417
Long-term obligations	408,946	409,612	409,825	308,461	285,666
Shareholders’ equity	$1,191,820	$1,169,113	$1,143,391	$1,118,122	$1,094,213
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Selected Quarter-End Balances
Total assets	$15,095,210	$14,639,392	$14,484,919	$14,023,066	$13,592,675
Investment securities	2,896,962	2,929,516	2,871,731	2,644,335	2,187,374
Loans and leases	9,810,088	9,642,994	9,359,540	9,300,984	9,404,742
Interest-earning assets	13,455,968	13,053,522	12,996,027	12,579,346	12,234,577
Deposits	12,512,557	12,173,858	12,123,491	11,758,089	11,629,382
Interest-bearing liabilities	11,038,192	10,745,696	10,544,543	10,156,552	9,818,651
Long-term obligations	408,954	408,987	409,742	409,964	285,312
Shareholders’ equity	$1,203,366	$1,181,059	$1,158,885	$1,134,242	$1,102,568
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets	0.79%	0.76%	0.84%	0.89%	0.76%
Shareholders’ equity	9.75	9.45	10.39	10.79	9.26
Dividend payout ratio	10.00	10.30	9.58	9.55	11.46

Liquidity and Capital Ratios (averages)
Loans to deposits	79.60%	78.32%	78.77%	80.64%	82.23%
Shareholders’ equity to total assets	8.11	8.05	8.07	8.21	8.22
Time certificates of $100,000 or more to total deposits	14.44	13.45	12.59	12.24	11.90

Per Share of Stock
Net income	$2.75	$2.67	$2.87	$2.88	$2.40
Cash dividends	0.275	0.275	0.275	0.275	0.275
Book value at period end	115.33	113.19	111.06	108.70	105.67
Tangible book value at period end	104.55	102.35	100.17	97.75	94.66

asset size and limited capital resources create a level of economic risk that requires significant and constant management attention.

Detailed information regarding the components of net income and other key financial data over the most recent five quarters is provided in Table 1. Table 4 provides information on net interest income. Table 5 provides information related to asset quality.

Net income. BancShares realized an increase in earnings during the first quarter of 2006 compared to the first quarter of 2005. Consolidated net income during the first quarter of 2006 was $28.7 million, compared to $25.0 million earned during the corresponding period of 2005. The $3.7 million or 14.6 percent increase resulted from higher revenue, partially offset by increased levels of noninterest expense and provision for credit losses.

Net income per share during the first quarter of 2006 totaled $2.75, compared to $2.40 during the first quarter of 2005, a 14.6 percent increase. Return on average assets was 0.79 percent for the first quarter of 2006 and 0.76 percent for the first quarter of 2005. Return on average equity for the first quarter of 2006 was 9.75 percent compared to 9.26 percent during the first quarter of 2005.

ISB reported a net loss of $147,000 during the first quarter of 2006, compared to a net loss of $1.2 million during the first quarter of 2005. The improvement in the first quarter operating results reflects the impact of significantly higher levels of net interest income and reduced provision for credit losses arising from less robust loan growth. As ISB’s offices continue to mature, we anticipate continued improvements over 2005 earnings. However, ISB’s net yield on interest-earning assets remains under pressure due to competitive loan and deposit pricing.

Shareholders’ Equity. BancShares continues to exceed minimum regulatory capital standards, and the banking subsidiaries remain well-capitalized. However, the continued de novo growth has required BancShares to infuse significant amounts of capital into ISB to support its rapidly expanding balance sheet. BancShares infused $15.0 million into ISB during the first quarter of 2006. Since ISB was formed in 1997, BancShares has provided $265.0 million in capital. Losses incurred since ISB’s inception total $29.4 million. Based on plans for further growth and expansion, BancShares will infuse an additional $15 million into ISB during the remainder of 2006. BancShares’ prospective capacity to provide capital to support the growth and expansion of ISB is highly dependent upon FCB’s ability to return capital through dividends to BancShares.

INTEREST-EARNING ASSETS

Interest-earning assets include loans, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and maturity of the underlying asset. Riskier investments typically carry a higher interest rate, but expose the investor to potentially higher levels of default. We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. Our investment securities portfolio includes high-quality assets, primarily United States Treasury and government agency securities. Generally, the investment securities portfolio grows and shrinks based on loan, lease and deposit trends. When deposit growth exceeds loan and lease demand, we invest excess funds in the securities portfolio. Conversely, when loan and lease demand exceeds deposit growth, we use proceeds from maturing securities to fund loan and lease demand. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.

During the first quarter of 2006, interest-earning assets averaged $13.13 billion, an increase of $1.20 billion or 10.1 percent from the first quarter of 2005. This increase resulted primarily from growth in investment securities, primarily funded by deposit growth.

Loans and Leases. At March 31, 2006 and 2005, loans and leases totaled $9.81 billion and $9.40 billion, respectively. The $405.3 million or 4.3 percent growth from March 31, 2005 to March 31, 2006 resulted from growth within the commercial and industrial and construction and land development portfolios.

At March 31, 2006, commercial and industrial loans equaled $1.33 billion or 13.5 percent of total loans and leases outstanding. These loans have increased $352.4 million or 36.2 percent since March 31, 2005. Construction and land development loans totaled $821.5 million or 8.4 percent of total loans at March 31, 2006, an increase of $183.8 million or 28.8 percent since March 31, 2005. Customer demand and ISB franchise expansion have supported the growth of both loan categories.

Outstanding Loans and Leases by Type

Table 2

	2006	2005
(thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Real estate:
Construction and land development	$821,477	$766,945	$716,176	$690,362	$637,707
Commercial mortgage	3,530,296	3,518,563	3,465,494	3,429,643	3,381,635
Residential mortgage	979,572	1,016,677	990,355	980,410	963,779
Revolving mortgage	1,359,483	1,368,729	1,375,145	1,395,122	1,661,820
Other mortgage	173,819	172,712	179,217	171,729	165,348

Total real estate loans	6,864,647	6,843,626	6,726,387	6,667,266	6,810,289
Commercial and industrial	1,326,182	1,193,349	1,033,650	1,007,969	973,793
Consumer	1,312,790	1,318,971	1,320,232	1,355,860	1,360,603
Lease financing	246,544	233,499	213,603	205,056	197,495
Other	59,925	53,549	65,668	64,833	62,562

Total loans and leases	9,810,088	9,642,994	9,359,540	9,300,984	9,404,742
Less allowance for loan and lease losses	130,222	128,847	126,297	126,247	125,710

Net loans and leases	$9,679,866	$9,514,147	$9,233,243	$9,174,737	$9,279,032

Commercial real estate loans totaled $3.53 billion at March 31, 2006, representing 36.0 percent of total loans. This represents an increase of $148.7 million or 4.4 percent since March 31, 2005. Demand for commercial real estate loans continues to be healthy, particularly at ISB. A large percentage of our commercial mortgage portfolio is secured by owner-occupied facilities, rather than investment property. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

Revolving mortgage loans totaled $1.36 billion at March 31, 2006, representing 13.9 percent of total loans outstanding. This component of the loan portfolio has decreased $302.3 million or 18.2 percent since March 31, 2005. During the second quarter of 2005, we completed a securitization and sale of $256.2 million of revolving mortgage loans. This transaction reduced our mix of revolving loans secured by real estate and generated additional liquidity for other loan types.

Our continuing expansion into new markets has allowed us to mitigate our historic exposure to geographic concentration in North Carolina and Virginia. As we continue to expand into new markets, we have endeavored to ensure that rigorous centralized underwriting and monitoring controls are functioning effectively. We will continue to place emphasis upon maintaining strong lending standards in new markets.

We maintain a well-diversified loan and lease portfolio, and seek to avoid the risk associated with large concentrations within specific industries. Over the past several years, we have aggressively sought opportunities to provide financial services to businesses associated with and professionals within the medical community. Due to strong growth within this industry, our loans for offices and clinics of medical doctors increased to $1.32 billion as of March 31, 2006, which represents 13.75 percent of total loans and leases outstanding. Except for this single concentration, no other industry represented more than 10 percent of total loans and leases outstanding at March 31, 2006.

We anticipate growth in commercial mortgage and commercial and industrial loans in 2005, as our expansion into new markets translates into higher levels of loan demand among our business customers. Our continued expansion will likewise continue to diversify risks resulting from regional concentrations. All growth projections are subject to change as a result of economic deterioration or improvement, competitive forces and other external factors.

Investment Securities

Table 3

	March 31, 2006				March 31, 2005
(thousands)	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield
Investment securities available for sale:
U. S. Government:
Within one year	$1,284,299	$1,264,371	0/5	3.16%	$896,718	$878,534	0/4	2.50
One to five years	1,009,952	997,206	1/7	4.10	367,364	362,737	1/9	3.22
Five to ten years	1,852	1,788	7/3	4.99	151	147	6/4	5.43
Ten to twenty years	3,092	2,969	14/2	4.92	2,341	2,271	13/8	4.76
Over twenty years	52,871	51,229	28/9	5.30	32,227	31,681	28/10	5.34

Total	2,352,066	2,317,563	1/7	3.62	1,298,801	1,275,370	1/5	2.78

State, county and municipal:
Within one year	1,076	1,074	0/3	2.37	730	729	0/2	1.20
One to five years	2,872	2,823	2/5	3.54	4,023	3,984	2/10	3.19
Five to ten years	1,114	1,104	6/1	4.65	1,118	1,107	7/1	4.64
Over ten years	145	145	26/8	3.01	145	145	27/8	1.15

Total	5,207	5,145	3/5	3.52	6,016	5,965	3/11	3.17
Other
Within one year	—	—			—	—
One to five years	—	—			—	—
Five to ten years	—	—			—	—
Ten to twenty years	11,740	11,740	11/8	11.09	—	—

Total	11,740	11,740	11/8	11.09	—	—
Equity securities	36,081	61,553			34,016	55,247

Total investment securities available for sale	$2,405,094	$2,396,001			$1,338,833	$1,336,582

Investment securities held to maturity:
U. S. Government:
Within one year	$398,692	$395,491	0/7	3.12%	$455,685	$452,581	0/6	1.97
One to five years	91,589	90,213	1/4	3.71	380,856	377,772	1/7	3.14
Five to ten years	15	13	9/10	5	—	—
Ten to twenty years	8,468	8,468	11/1	5.52	11,835	12,084	12/1	5.55
Over twenty years	373	366	22/9	7.10	432	432	23/8	7.20

Total	499,137	494,551	0/11	3.27	848,808	842,869	1/2	2.54
State, county and municipal:
Within one year	—	—			165	166	0/3	5.55
One to five years	147	154	4/1	5.88	146	155	4/1	5.88
Five to ten years	—	—			—	—
Ten to twenty years	1,427	1,553	12/1	6.02	1,423	1,565	13/1
Over twenty years	—	—			—	—

Total	1,574	1,707	11/3	6.01	1,734	1,886	11/1	5.96
Other
Within one year	—	—			—	—
One to five years	250	250	3/4	7.75	250	250	3/4	7.75
Five to ten years	—	—			—	—

Total	250	250	3/4	7.75	250	250	3/4	7.75

Total investment securities held to maturity	500,961	496,508	0/11	3.28	850,792	845,005	1/2	2.55

Total investment securities	$2,906,055	$2,892,509			$2,189,625	$2,181,587

Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income tax purposes and 6.9% for state income taxes for all periods.

Investment Securities. Investment securities available for sale equaled $2.40 billion at March 31, 2006, compared to $1.34 billion at March 31, 2005. The $1.06 billion increase in investment securities available for sale from March 31, 2005 resulted from deposit and short-term borrowings growth that exceeded loan demand and the continued migration of investments from the held to maturity portfolio. Available-for-sale securities are reported at their aggregate fair value. Investment securities held to maturity totaled $501.0 million at March 31, 2006, compared to $850.8 million at March 31, 2005. Securities that are classified as held to maturity reflect BancShares’ ability and positive intent to hold those investments until maturity. Table 3 presents detailed information relating to the investment securities portfolio.

Income on Interest-Earning Assets. Interest income amounted to $190.0 million during the first quarter of 2006, a $41.8 million or 28.2 percent increase from the first quarter of 2005. Higher yields and higher average volume caused the increase in interest income when compared to the same period of 2005. The taxable-equivalent yield on interest-earning assets for the first quarter of 2006 was 5.87 percent, compared to 5.04 percent for the corresponding period of 2005.

Loan interest income for the first quarter of 2006 was $159.2 million, an increase of $26.9 million or 20.3 percent from the first quarter of 2005, the result of higher average balances and higher yields. The taxable-equivalent yield on the loan portfolio was 6.66 percent during the first quarter of 2006, compared to 5.74 percent during the same period of 2005. The higher loan yields resulted from new loans originated at current market rates and repricing of outstanding variable-rate loans. Average loans increased $348.0 million or 3.7 percent from 2005 to 2006.

Interest income earned on the investment securities portfolio amounted to $25.1 million during the first quarter of 2006 and $12.9 million during the same period of 2005, an increase of $12.2 million or 94.2 percent. This increase in income is the result of higher average volume and increased yields. Average investment securities increased $824.4 million from $2.07 billion during the first quarter of 2005 to $2.90 billion during the first quarter of 2006. Maturing securities not needed to fund loan and lease growth were reinvested in higher-yielding securities. The taxable-equivalent yield increased 95 basis points from 2.53 percent in the first quarter of 2005 to 3.48 percent in the first quarter of 2006 due to higher market rates.

Interest income from overnight investments was $5.7 million during the first quarter of 2006, an increase of $2.7 million from the $3.0 million earned during the first quarter of 2005, the combined result of a 198 basis point increase in the earned yield and $27.9 million growth in average overnight investments.

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

At March 31, 2006 and 2005, interest-bearing liabilities totaled $11.04 billion and $9.82 billion, respectively. During the first quarter of 2006, interest-bearing liabilities averaged $10.79 billion, an increase of $1.15 billion or 12.0 percent from the first quarter of 2005. This increase primarily resulted from higher levels of time deposits and master notes.

Deposits At March 31, 2006, total deposits were $12.51 billion, an increase of $883.2 million or 7.6 percent over March 31, 2005. Deposits at ISB increased by $339.3 million or 27.4 percent from March 31, 2005 to March 31, 2006.

Average interest-bearing deposits were $9.60 billion during the first quarter of 2006, an increase of $691.5 million or 7.8 percent from the first quarter of 2005. Average time deposits increased $691.0 million or 17.3 percent to $4.68 billion from the first quarter of 2005 to the same period of 2006. Partially offsetting this increase, average savings accounts decreased $57.3 million or 7.7 percent.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - First Quarter

Table 4

	2006			2005			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$9,705,443	$159,587	6.66%	$9,357,480	$132,659	5.74%	$5,313	$21,615	$26,928
Investment securities:
U. S. Government	2,816,950	24,285	3.47	2,010,448	12,467	2.51	6,031	5,787	11,818
State, county and municipal	6,745	87	5.23	7,929	97	4.96	(15)	5	(10)
Other	73,016	711	3.95	53,939	371	2.79	158	182	340

Total investment securities	2,896,711	25,083	3.48	2,072,316	12,935	2.53	6,174	5,974	12,148
Overnight investments	527,159	5,739	4.42	499,290	2,998	2.44	236	2,505	2,741

Total interest-earning assets	$13,129,313	$190,409	5.87%	$11,929,086	$148,592	5.04%	$11,723	$30,094	$41,817

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,561,441	$469	0.12%	$1,542,002	$460	0.12%	$7	$2	$9
Savings	691,093	362	0.21	748,441	373	0.20	(29)	18	(11)
Money market accounts	2,663,856	16,169	2.46	2,625,438	9,536	1.47	182	6,451	6,633
Time deposits	4,684,360	40,742	3.53	3,993,331	24,977	2.54	5,172	10,593	15,765

Total interest-bearing deposits	9,600,750	57,742	2.44	8,909,212	35,346	1.61	5,332	17,064	22,396
Federal funds purchased	47,080	506	4.36	43,525	252	2.35	29	225	254
Repurchase agreements	165,737	1,188	2.91	141,332	354	1.02	118	716	834
Master notes	509,145	4,685	3.73	205,319	839	1.66	2,021	1,825	3,846
Other short-term borrowings	62,762	613	3.96	55,363	368	2.70	61	184	245
Long-term obligations	408,946	7,449	7.29	285,666	5,419	7.59	2,274	(244)	2,030

Total interest-bearing liabilities	$10,794,420	$72,183	2.71%	$9,640,417	$42,578	1.79%	$9,835	$19,770	$29,605

Interest rate spread			3.16%			3.25%
Net interest income and net yield on interest-earning assets		$118,226	3.65%		$106,014	3.60%	$1,888	$10,324	$12,212

Average loan and lease balances include nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and state income tax rate of 6.90% for each period. The taxable-equivalent adjustment was $408 for 2006 and $347 for 2005.

We attribute the growth of time deposits to the higher interest rate environment, and expect that the mix of time deposit balances within interest-bearing deposits will increase as market rates continue to move higher. Competition for deposit business in our market areas is extremely intense. While we have access to non-deposit borrowing sources, we prefer to fund loan demand with traditional bank deposits. Therefore, generating acceptable levels of deposit growth is a critical challenge for us, particularly during periods of strong loan demand.

Short-term Borrowings At March 31, 2006, short-term borrowings totaled $850.6 million compared to $465.0 million at March 31, 2005. For the quarters ended March 31, 2006 and 2005, short-term borrowings averaged $784.7 million and $445.5 million, respectively. The growth in short-term borrowings was primarily the result of significantly higher customer demand for our commercial master note product.

Long-Term Obligations. At March 31, 2006 and 2005, long-term obligations totaled $408.9 million and $285.7 million, respectively, an increase of $123.3 million or 43.2 percent.

Long-term obligations at March 31, 2006 include $125.0 million in 5.125 percent subordinated notes payable issued by FCB during 2005. The notes mature in 2015 and are redeemable, subject to regulatory approval, at any time based on specific redemption provisions and qualify as tier 2 regulatory capital.

Long-term obligations includes $257.8 million in junior subordinated debentures representing obligations to two equity method subsidiaries, FCB/NC Capital Trust I and FCB/NC Capital Trust II. Under regulatory standards, these trust preferred capital securities qualify as Tier 1capital for BancShares. The $150.0 million in trust preferred capital securities issued by FCB/NC Capital Trust I mature in 2028 and may be redeemed in whole or in part at a declining premium after March 1, 2008. The $100.0 million in trust preferred capital securities issued by FCB/NC Capital Trust II mature in 2031 and may be redeemed in whole or in part at par after October 31, 2006. Although no definitive action has been directed by the board of directors, given current interest rates, it is likely that the trust preferred capital securities issued by FCB/NC Capital Trust II will be redeemed during the fourth quarter of 2006.

Expense on Interest-Bearing Liabilities. Interest expense amounted to $72.2 million during the first quarter of 2006, a $29.6 million or 69.5 percent increase from the first quarter of 2005. The higher interest expense was the result of higher rates and higher average volume. The rate on average interest-bearing liabilities was 2.71 percent, a 92 basis point increase in the aggregate blended rate on interest-bearing liabilities as compared to the first quarter of 2005.

NET INTEREST INCOME

Net interest income totaled $117.8 million during the first quarter of 2006, an increase of $12.2 million or 11.5 percent from the first quarter of 2005. The taxable-equivalent net yield on interest-earning assets was 3.65 percent for the first quarter of 2006, compared to the 3.60 percent achieved for the first quarter of 2005.

Our asset/liability management strategy continues to focus on maintaining high levels of balance sheet liquidity and managing our interest rate risk. We maintain portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing characteristics that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure. We do not use interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our interest rate sensitivity and interest rate risk. Due to customer preference for fixed-rate commercial loans and surges in shorter-term deposit balances, our interest-sensitivity position has shifted over the last several quarters to a virtually neutral position, whereby short-term interest sensitive assets and liabilities are roughly equivalent. Based upon recent trends, it appears that the interest-sensitivity position will migrate to being liability- sensitive within the next twelve months by the end of 2006. A liability sensitive position typically creates a situation where rising interest rates cause a reduction in the net yield on interest-earning assets.

ASSET QUALITY

The maintenance of excellent asset quality is one of our primary areas of focus. We have historically dedicated significant resources to ensuring we are prudent in decisions to extend credit and in the monitoring of asset quality on an ongoing basis.

Nonperforming assets. At March 31, 2006, BancShares’ nonperforming assets amounted to $21.4 million or 0.22 percent of loans and leases plus foreclosed properties, compared to $22.9 million at March 31, 2005. Management views these levels of nonperforming assets as evidence of strong asset quality. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

Allowance for Credit Losses. At March 31, 2006, the allowance for credit losses totaled $137.1 million or 1.40 percent of total loans and leases, compared to 1.41 percent at March 31, 2005. The $4.5 million increase was needed to support new loan growth and specific impaired loans. The allowance for credit losses includes the allowance for loan and lease losses and the liability for unfunded credit commitments. We continuously analyze the growth and risk characteristics of the total loan and lease portfolio under current economic conditions in order to evaluate the adequacy of the allowance. Such factors as the financial condition of borrowers, fair market value of collateral and other considerations are recognized in estimating probable credit losses.

The provision for credit losses charged to operations during the first quarter of 2006 was $6.7 million, compared to $5.3 million during the first quarter of 2005. The $1.4 million increase in the provision for credit losses during 2006 resulted primarily from higher net charge offs. Net charge-offs during the first quarter of 2006 were $5.4 million compared to $3.5 million during the first quarter of 2005, primarily due to losses incurred on a single relationship. On an annualized basis, net charge-offs represent 0.22 percent of average loans and leases during the first quarter of 2006 compared to 0.15 percent in the first quarter of 2005. Table 5 provides details concerning the allowance and provision for credit losses during the past five quarters.

Summary of Loan and Lease Loss Experience and Risk Elements

Table 5

	2006	2005
(thousands, except ratios)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Allowance for credit losses at beginning of period	$135,770	$133,220	$133,218	$132,681	$130,832
Provision for credit losses	6,737	13,578	7,211	6,994	5,326
Adjustment for sale of loans	—	—	(48)	(1,537)	—
Net charge-offs:
Charge-offs	(7,053)	(12,408)	(8,305)	(6,048)	(5,745)
Recoveries	1,691	1,380	1,144	1,128	2,268

Net charge-offs	(5,362)	(11,028)	(7,161)	(4,920)	(3,477)

Allowance for credit losses at end of period	$137,145	$135,770	$133,220	$133,218	$132,681

Allowance for credit losses includes:
Allowance for loan and lease losses	$130,222	$128,847	$126,297	$126,247	$125,710
Liability for unfunded credit commitments	6,923	6,923	6,923	6,971	6,971

Allowance for credit losses at end of period	$137,145	$135,770	$133,220	$133,218	$132,681

Historical Statistics
Average loans and leases	$9,705,443	$9,455,059	$9,323,115	$9,324,200	$9,357,480
Loans and leases at period-end	9,810,088	9,642,994	9,359,540	9,300,984	9,404,742

Risk Elements
Nonaccrual loans and leases	$15,844	$18,969	$11,065	$13,362	$15,344
Other real estate	5,573	6,753	4,843	5,049	7,533

Total nonperforming assets	$21,417	$25,722	$15,908	$18,411	$22,877

Accruing loans and leases 90 days or more past due	$6,729	$9,180	$7,712	$10,056	$7,479

Ratios
Net charge-offs (annualized) to average total loans and leases	0.22%	0.46%	0.30%	0.21%	0.15
Percent of total loans and leases at period-end:
Allowance for loan and lease losses	1.33	1.34	1.35	1.36	1.34
Liability for unfunded credit commitments	0.07	0.07	0.07	0.07	0.07

Allowance for credit losses	1.40	1.41	1.42	1.43	1.41

Nonperforming assets to total loans and leases plus other real estate	0.22	0.27	0.17	0.20	0.24

Management considers the established allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at March 31, 2006, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require the recognition of adjustments to the allowance based on their judgments of information available to them at the time of their examination.

NONINTEREST INCOME

The growth of noninterest income is essential to our ability to sustain adequate levels of profitability. The primary sources of noninterest income are service charges on deposit accounts, cardholder and merchant services income, various types of commission-based income, fees from processing services and various types of revenues derived from wealth management services.

During the first three months of 2006, noninterest income was $65.7 million, compared to $61.2 million during the same period of 2005. The $4.5 million or 7.4 percent increase was primarily due to improvements in cardholder and merchant services income, commission income and trust and asset management fees.

Service charges on deposit accounts generated $18.2 million and $18.7 million for the first quarter of 2006 and 2005, respectively. The $487,000 or 2.6 percent decrease was primarily due to lower commercial service charges, the result of higher interest rates, which reduce service charge income earned on commercial analysis accounts.

Cardholder and merchant services income increased $2.2 million or 13.4 percent to $18.4 million during the first quarter. This increase resulted from higher merchant discount income due to higher merchant transaction volume, and higher interchange income, the result of growth in cardholder transaction volume.

Within commission income, fees generated by broker-dealer activities increased $1.1 million as a result of strong sales growth. Commission income generated by insurance agency activities and working capital finance also improved when compared to 2005.

Trust and asset management fees improved $690,000 or 15.4 percent to $5.2 million during the first quarter of 2006 due to new sales activity and favorable results from accounts that generate fees based on asset values. Fees from processing services totaled $6.9 million in the first quarter of 2006 and $6.2 million in the first quarter of 2005. The $689,000 or 11.1 percent increase was primarily the result of increased volume.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefit costs, occupancy costs related to branch offices and support facilities, and equipment costs related to branch offices and technology.

Noninterest expense equaled $131.7 million for the first three months of 2006, a $10.4 million or 8.5 percent increase over the $121.3 million recorded during the same period of 2005. As a result of its continued growth and expansion, ISB’s noninterest expense increased from $15.5 million for the first quarter of 2005 to $18.0 million in 2006, a $2.5 million or 16.1 percent increase.

Salaries and wages increased $4.8 million or 9.3 percent during the first quarter of 2006 when compared to the same period of 2005. The increase resulted from workforce expansions both as a result of new branch offices and headcount additions in several support functions, merit increases and higher incentive payments. Employee benefits expense totaled $13.9 million for the first three months of 2006, an increase of $1.4 million. This 11.4 percent increase was the result of higher health insurance costs.

Occupancy expense was $12.9 million during the first quarter of 2006 and $11.4 million during the first quarter of 2005. The $1.4 million or 12.6 percent increase resulted from higher building depreciation, rent expense and occupancy costs arising from branch expansion.

Other expenses increased $2.5 million or 7.6 percent from the first quarter of 2005 to the first quarter of 2006. This increase includes a $1.6 million increase in card processing costs and smaller increases among costs related to our cardholder reward program, courier expenses, and external computer processing expense.

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

Income tax expense amounted to $16.5 million during the three months ended March 31, 2006, compared to $15.2 million during the same period of 2005. The 8.1 percent increase in income tax expense was primarily the result of higher pre-tax income. The effective tax rates for these periods were 36.5 percent and 37.8 percent, respectively.

LIQUIDITY

BancShares has historically maintained a strong focus on liquidity, and our deposit base represents our primary liquidity source. Through our deposit pricing strategies, we have the ability to stimulate or curtail deposit growth. BancShares also maintains additional sources for borrowed funds through federal funds lines of credit and other borrowing facilities. At March 31, 2006, BancShares had access to $480.0 million in unfunded borrowings through its correspondent bank network.

Once we have generated the needed liquidity and satisfied our loan and lease demand, residual liquidity is invested in overnight and longer-term investment products. Investment securities available for sale provide immediate liquidity as needed. In addition, investment securities held to maturity provide an ongoing liquidity source based on the scheduled maturity dates of the securities.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

BancShares maintains an adequate capital position and exceeds all minimum regulatory capital requirements. At March 31, 2006 and 2005, the leverage capital ratios of BancShares were 9.23 percent and 9.39 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares’ Tier 1 capital ratios were 12.52 percent at March 31, 2006 and 12.15 percent at March 31, 2005. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratios were 15.03 percent at March 31, 2006 and 13.49 percent as of March 31, 2005. The minimum total capital ratio is 8 percent. BancShares and each of its subsidiary banks exceed the capital standards established by their respective regulatory agencies.

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

Although FCB has grown through acquisition in certain of its markets, throughout its history much of its expansion has been accomplished on a de novo basis. However, because of FCB’s size, market share and maturity as well as the current modest expansion of its branch network, the costs associated with de novo branching are not material to FCB’s financial performance. Since it first opened in 1997, ISB has followed a similar business model for growth and expansion. Yet, due to the magnitude of the number of branch offices that have yet to attain sufficient size for profitability, the financial results and trends of ISB are significantly affected by its current and continuing growth. Each new market ISB enters creates additional operating costs that are typically not fully offset by operating revenues until the third year after initial opening. ISB’s rapid growth in new markets in recent years has continued to adversely impact its financial performance.

IronStone Bank. At March 31, 2006, ISB operated 54 branches in Florida, Georgia, Texas, New Mexico, Arizona, California, Oregon, Washington and Colorado, compared to 48 branches at March 31, 2005. ISB continues to focus on markets with favorable growth prospects. Our business model for these new markets has two pivotal requirements. First, we are recruiting and hiring experienced bankers who are established in the markets we are entering and who are focused on strong asset quality and delivering high quality customer service. Second, we are occupying attractive branch facilities located in areas conducive to attracting medical and professional customers. While these are costly goals, we believe that they are critical to establishing a solid foundation for future success in these new markets.

ISB’s total assets were $1.95 billion at March 31, 2006 compared to $1.59 billion at March 31, 2005, an increase of $357.6 million or 22.5 percent. Net interest income increased $2.3 million or 16.1 percent during the first quarter of 2006, the result of balance sheet growth and an improved net yield on interest-earning assets.

The provision for credit losses decreased $656,000 during the first quarter of 2006 due to lower net charge offs and slower loan and lease growth. Net charge-offs decreased from $277,000 in the first quarter of 2005 to $141,000 in the first quarter of 2006. On an annualized basis, the ratio of current quarter net charge-offs to average loans and leases outstanding equaled 0.10 percent.

ISB’s noninterest income increased $1.2 million or 85.0 percent during the first quarter of 2006 as cardholder and merchant services income increased $824,000 and factoring commissions increased $327,000. These increases were partially offset by lower mortgage income.

Noninterest expense increased $2.5 million or 16.1 percent during the first quarter of 2006, versus the same period of 2005. Personnel costs increased $768,000 or 9.5 percent, while occupancy expense was up $573,000 or 22.0 percent. Other expense equaled $4.9 million during the first quarter of 2006 compared to $3.9 million during the first quarter of 2005. This increase was the result of higher general operating expenses, such as credit card processing, service fee expense and recording fees. Noninterest expenses will continue to grow as compared to 2005 levels.

ISB recorded a net loss of $147,000 during the first quarter of 2006, compared to net loss of $1.2 million recorded during the same period of 2005. This represents a favorable variance of $1.0 million. ISB continues to evaluate expansion opportunities. As growth continues, ISB will incur incremental operating costs, particularly in the areas of personnel and occupancy. As a result of the de novo status of much of the ISB franchise and plans for continued expansion, ISB’s net losses will likely extend into the foreseeable future.

First-Citizens Bank & Trust Company. At March 31, 2006, FCB operated 339 branches in North Carolina, Virginia, West Virginia, Maryland and Tennessee, compared to 340 branches at March 31, 2005.

FCB’s total assets increased from $11.87 billion at March 31, 2005 to $13.00 billion at March 31, 2006, an increase of $1.14 billion or 9.6 percent, the result of strong growth in investment securities, primarily funded by deposit growth. FCB’s net interest income increased $10.0 million or 10.4 percent during 2006, due both to an improved net yield and higher balances of interest-earning assets.

The provision for credit losses increased $2.1 million due to higher net charge offs. Net charge-offs increased $2.0 million or 62.9 percent. FCB’s noninterest income increased $3.4 million or 5.5 percent during the first quarter of 2006, primarily the result of higher cardholder and merchant services income and commission-based income. Noninterest expense increased $8.1 million or 7.5 percent during 2006, caused principally by higher personnel costs.

FCB recorded net income of $31.9 million during the first quarter of 2006 compared to $29.3 million during the same period of 2005. This represents a $2.6 million or 8.9 percent increase in net income.

CURRENT ACCOUNTING AND REGULATORY ISSUES

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03- 01”). In September 2004, the Financial Accounting Standards Board (FASB) issued a FASB Staff Position (FSP EITF 03-1-b). In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1. Collectively, these documents consider when an investment is considered impaired, what disclosures are appropriate for impairment losses, and what disclosures are appropriate for unrealized losses that have not been recognized as other-than-temporary impairments. The new disclosure requirements are effective for reporting periods beginning after December 15. 2005.

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

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of March 31, 2006, BancShares’ market risk profile has not changed significantly from December 31, 2005. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares’ internal control over financial reporting occurred during the first quarter of 2006 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II

Item 1a.	Risk Factors

In addition to information discussed in this report, our Annual Report on Form 10-K for the year ended December 31, 2005 identifies and discusses various risk factors that could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2006	FIRST CITIZENS BANCSHARES, INC. (Registrant)

	By:	/s/ Kenneth A. Black
Kenneth A. Black
Vice President, Treasurer and Chief Financial Officer