Form 10-Q
period 2006-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2006-08-09
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the Registrant in a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☒    No  ☐

Class A Common Stock—$1 Par Value—8,756,778 shares

Class B Common Stock—$1 Par Value—1,677,675 shares

(Number of shares outstanding, by class, as of August 7, 2006)

PART I

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets

First Citizens BancShares, Inc. and Subsidiaries

(thousands, except share data)	June 30, 2006*	December 31, 2005#	June 30, 2005*
Assets
Cash and due from banks	$957,888	$777,928	$680,415
Overnight investments	631,705	481,012	634,027
Investment securities available for sale	2,626,065	2,293,020	1,842,125
Investment securities held to maturity	398,715	636,496	802,210
Loans and leases	10,029,045	9,642,994	9,300,984
Less allowance for loan and lease losses	130,532	128,847	126,247

Net loans and leases	9,898,513	9,514,147	9,174,737
Premises and equipment	663,521	639,469	609,766
Income earned not collected	58,746	54,879	47,393
Other assets	291,339	242,441	232,393

Total assets	$15,526,492	$14,639,392	$14,023,066

Liabilities
Deposits:
Noninterest-bearing	$2,806,242	$2,616,177	$2,633,209
Interest-bearing	9,910,977	9,557,681	9,124,880

Total deposits	12,717,219	12,173,858	11,758,089
Short-term borrowings	957,018	779,028	621,708
Long-term obligations	527,478	408,987	409,964
Other liabilities	96,198	96,460	99,063

Total liabilities	14,297,913	13,458,333	12,888,824
Shareholders’ Equity
Common stock:
Class A - $1 par value (8,756,778 shares issued for all periods)	8,757	8,757	8,757
Class B - $1 par value (1,677,675 shares issued for all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,083,635	1,029,005	976,955
Accumulated other comprehensive income	(9,257)	(2,147)	3,086

Total shareholders’ equity	1,228,579	1,181,059	1,134,242

Total liabilities and shareholders’ equity	$15,526,492	$14,639,392	$14,023,066

*	Unaudited
#	Derived from the 2005 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

First	Citizens BancShares, Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands, except per share data; unaudited)	2006	2005	2006	2005
Interest income
Loans	$167,174	$139,393	$326,379	$271,736
Investment securities:
U. S. Government	26,584	16,123	50,869	28,590
State, county and municipal	59	64	120	130
Dividends	903	378	1,614	749

Total investment securities interest and dividend income	27,546	16,565	52,603	29,469
Overnight investments	7,779	4,248	13,518	7,246

Total interest income	202,499	160,206	392,500	308,451
Interest expense
Deposits	65,867	40,500	123,609	75,846
Short-term borrowings	9,177	2,798	16,169	4,611
Long-term obligations	8,522	6,238	15,971	11,657

Total interest expense	83,566	49,536	155,749	92,114

Net interest income	118,933	110,670	236,751	216,337
Provision for credit losses	2,973	6,994	9,710	12,320

Net interest income after provision for credit losses	115,960	103,676	227,041	204,017
Noninterest income
Service charges on deposit accounts	18,260	19,683	36,466	38,376
Cardholder and merchant services income	22,303	18,129	40,731	34,382
Trust and asset management fees	5,175	4,798	10,353	9,286
Fees from processing services	7,572	6,296	14,481	12,516
Commission income	8,339	6,571	16,211	12,834
ATM income	1,167	2,665	3,699	5,145
Mortgage income	1,782	2,313	3,154	3,819
Other service charges and fees	3,870	3,889	7,993	8,104
Securities gains (losses)	(353)	(22)	(539)	(22)
Other	1,494	4,244	2,809	5,349

Total noninterest income	69,609	68,566	135,358	129,789
Noninterest expense
Salaries and wages	57,146	52,538	113,689	104,264
Employee benefits	13,886	13,141	27,829	25,656
Occupancy expense	12,389	11,448	25,264	22,886
Equipment expense	13,091	12,522	25,755	25,029
Other	38,695	34,302	74,382	67,461

Total noninterest expense	135,207	123,951	266,919	245,296

Income before income taxes	50,362	48,291	95,480	88,510
Income taxes	18,650	18,215	35,111	33,437

Net income	$31,712	$30,076	$60,369	$55,073

Other comprehensive income (loss) net of taxes
Unrealized securities gains (losses) arising during period	$(4,076)	$4,455	$(7,670)	$(1,415)
Unrealized gain on interest rate swap arising during period	234	—	234	—
Less: reclassified adjustment for gains (losses) included in net income	(213)	(13)	(326)	(13)

Other comprehensive income (loss) net of taxes	(3,629)	4,468	(7,110)	(1,402)

Comprehensive income	$28,083	$34,544	$53,259	$53,671

Average shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453
Net income per share	$3.04	$2.88	$5.79	$5.28

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

First Citizens BancShares, Inc. and Subsidiaries

(thousands, except share data, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2004	$8,757	$1,678	$143,766	$927,621	$4,488	$1,086,310
Net income				55,073		55,073
Cash dividends				(5,739)		(5,739)
Unrealized securities losses, net of deferred taxes					(1,402)	(1,402)

Balance at June 30, 2005	$8,757	$1,678	$143,766	$976,955	$3,086	$1,134,242

Balance at December 31, 2005	$8,757	$1,678	$143,766	$1,029,005	$(2,147)	$1,181,059
Net income				60,369		60,369
Cash dividends				(5,739)		(5,739)
Unrealized securities losses, net of deferred taxes					(7,344)	(7,344)
Unrealized gain on interest rate swap, net of deferred taxes					234	234

Balance at June 30, 2006	$8,757	$1,678	$143,766	$1,083,635	$(9,257)	$1,228,579

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	Six months ended June 30,
	2006	2005
	(thousands)
OPERATING ACTIVITIES
Net income	$60,369	$55,073
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	1,172	1,260
Provision for credit losses	9,710	12,320
Deferred tax benefit	2,115	(4,236)
Change in current taxes payable	16,310	2,227
Depreciation	23,578	22,354
Change in accrued interest payable	12,278	9,196
Change in income earned not collected	(3,867)	(6,819)
Securities losses	539	22
Origination of loans held for sale	(217,532)	(231,866)
Proceeds from sale of loans	237,632	466,178
Loss (gain) on sale of loans	176	(4,135)
Net amortization of premiums and discounts	(2,392)	143
Net change in other assets	(47,151)	9,950
Net change in other liabilities	(28,616)	(7,334)

Net cash provided by operating activities	64,321	324,333

INVESTING ACTIVITIES
Net change in loans outstanding	(414,686)	(186,697)
Purchases of investment securities held to maturity	(1,066)	(245,991)
Purchases of investment securities available for sale	(506,083)	(885,761)
Proceeds from maturities of investment securities held to maturity	241,239	321,117
Proceeds from maturities of investment securities available for sale	160,455	289,016
Net change in overnight investments	(150,693)	(250,284)
Dispositions of premises and equipment	5,069	3,736
Additions to premises and equipment	(52,699)	(65,718)
Purchase and sale of branches, net of cash transferred	—	18,343

Net cash used by investing activities	(718,464)	(1,002,239)

FINANCING ACTIVITIES
Net change in time deposits	507,694	276,795
Net change in demand and other interest-bearing deposits	35,667	109,539
Net change in short-term borrowings	177,924	173,043
Originations of long-term obligations	118,557	125,000
Cash dividends paid	(5,739)	(5,739)

Net cash provided by financing activities	834,103	678,638

Change in cash and due from banks	179,960	732
Cash and due from banks at beginning of period	777,928	679,683

Cash and due from banks at end of period	$957,888	$680,415

CASH PAYMENTS FOR:
Interest	$168,027	$82,918
Income taxes	35,111	36,281

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities losses	$(12,044)	$(2,643)
Unrealized gain on interest rate swap	385	—

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

Derivative Financial Instruments

During the second quarter of 2006, BancShares entered into an interest rate swap that synthetically converts the variable interest rate on trust preferred securities issued in 2006 to a fixed rate. The interest rate swap is a derivative financial instrument that qualifies as a cash flow hedge under Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (Statement 133). The initial assessment required under Statement 133 concluded that there was no ineffectiveness for this interest rate swap, and there was no fair value at the inception of the swap. Subject to periodic effectiveness testing over the five-year life of the swap, any change in fair value related to the effective portion of the swap will be recorded in other comprehensive income. Any change in fair value related to the ineffective portion of the swap will be reported in earnings.

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

	As of and for the six months ended June 30, 2006
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$59,138	$332,778	$12,714	$404,630	$(12,130)	$392,500
Interest expense	26,038	118,698	23,143	167,879	(12,130)	155,749

Net interest income	33,100	214,080	(10,429)	236,751	—	236,751
Provision for credit losses	2,134	7,576	—	9,710	—	9,710

Net interest income after provision for credit losses	30,966	206,504	(10,429)	227,041	—	227,041
Noninterest income	5,293	133,401	809	139,503	(4,145)	135,358
Noninterest expense	35,853	234,025	1,186	271,064	(4,145)	266,919

Income (loss) before income taxes	406	105,880	(10,806)	95,480	—	95,480
Income taxes	328	38,545	(3,762)	35,111	—	35,111

Net income (loss)	$78	$67,335	$(7,044)	$60,369	$—	$60,369

Period-end assets	$2,003,856	$13,346,846	$2,257,134	$17,607,836	$(2,081,344)	$15,526,492
Loans and leases	1,781,781	8,247,264	—	10,029,045	—	10,029,045
Allowance for loan and lease losses	21,416	109,116	—	130,532	—	130,532
Total deposits	1,632,358	11,259,684	—	12,892,042	(174,823)	12,717,219

	As of and for the six months ended June 30, 2005
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$44,902	$263,409	$3,390	$311,701	$(3,250)	$308,451
Interest expense	15,980	66,473	12,911	95,364	(3,250)	92,114

Net interest income	28,922	196,936	(9,521)	216,337	—	216,337
Provision for credit losses	3,462	8,858	—	12,320	—	12,320

Net interest income after provision for credit losses	25,460	188,078	(9,521)	204,017	—	204,017
Noninterest income	3,299	129,366	718	133,383	(3,594)	129,789
Noninterest expense	31,495	216,223	1,172	248,890	(3,594)	245,296

Income (loss) before income taxes	(2,736)	101,221	(9,975)	88,510	—	88,510
Income taxes	(886)	37,786	(3,463)	33,437	—	33,437

Net income (loss)	$(1,850)	$63,435	$(6,512)	$55,073	$—	$55,073

Period-end assets	$1,719,936	$12,165,852	$1,771,306	$15,657,094	$(1,634,028)	$14,023,066
Loans and leases	1,533,959	7,767,025	—	9,300,984	—	9,300,984
Allowance for loan and lease losses	17,643	108,604	—	126,247	—	126,247
Total deposits	1,385,843	10,412,568	—	11,798,411	(40,322)	11,758,089

Note C

Employee Benefits

BancShares recognized pension expense totaling $6,898 and $7,470, respectively, in the six-month periods ended June 30, 2006 and 2005. Pension expense is included as a component of employee benefit expense.

	Six months ended June 30,
Components of Net Periodic Benefit Cost	2006	2005
Service cost	$8,730	$6,828
Interest cost	10,056	8,122
Expected return on plan assets	(13,800)	(9,390)
Amortization of prior service cost	140	194
Recognized net actuarial loss	1,772	1,716

Net periodic benefit cost	$6,898	$7,470

The expected long-term rate of return on plan assets for 2006 is 8.50 percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). BancShares is a financial holding company with two wholly-owned banking subsidiaries: First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and IronStone Bank (ISB), a federally-chartered thrift institution. FCB operates branches in North Carolina, Virginia, Maryland, Tennessee and West Virginia. ISB operates offices in Georgia, Florida, Texas, New Mexico, Arizona, California, Oregon, Washington and Colorado.

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

Based on our organization’s strengths, competitive position and strategic focus within the financial services industry, we believe opportunities for significant growth and expansion exist. We operate in diverse and growing geographic markets and believe that through competitive products and superior customer service, we can increase our business volumes and profitability. In recent years, we have focused our efforts on customers who own their own businesses, medical and other professionals and individuals who are financially active. We seek to increase fee income in areas such as merchant processing, working capital finance, insurance, cash management, wealth management and private banking services. We also focus on opportunities to generate income by providing processing services to other banks.

We attempt to mitigate certain of the risks that can endanger our profitability and growth prospects. These risks generally fall into categories of economic, industry systemic, competitive and regulatory. While we are attentive to all areas of risk, economic risk is especially problematic due to the lack of control and the likelihood of a material impact on our financial results. Specific economic risks include recession, rapid movements in interest rates and significant changes in inflation expectations. Compared to our larger competitors, our relatively small asset size and limited capital resources create a level of economic risk that requires constant and focused management attention.

Detailed information regarding the components of net income and other key financial data over the most recent five quarters is provided in Table 1. Tables 4 and 5 provide information on net interest income. Table 6 provides information related to asset quality.

Financial Summary	Table 1

	2006		2005			Six Months Ended June 30
(thousands, except per share data and ratios)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2006	2005
Summary of Operations
Interest income	$202,499	$190,001	$183,949	$173,534	$160,206	$392,500	$308,451
Interest expense	83,566	72,183	66,731	59,306	49,536	155,749	92,114

Net interest income	118,933	117,818	117,218	114,228	110,670	236,751	216,337
Provision for credit losses	2,973	6,737	13,578	7,211	6,994	9,710	12,320

Net interest income after provision for credit losses	115,960	111,081	103,640	107,017	103,676	227,041	204,017
Noninterest income	69,609	65,749	65,457	68,106	68,566	135,358	129,789
Noninterest expense	135,207	131,712	125,395	128,665	123,951	266,919	245,296

Income before income taxes	50,362	45,118	43,702	46,458	48,291	95,480	88,510
Income taxes	18,650	16,461	15,866	16,505	18,215	35,111	33,437

Net income	$31,712	$28,657	$27,836	$29,953	$30,076	$60,369	$55,073

Net interest income-taxable equivalent	$119,351	$118,226	$117,601	$114,603	$111,038	$237,577	$217,052

Selected Quarterly Averages
Total assets	$15,318,019	$14,694,936	$14,516,620	$14,160,391	$13,618,161	$14,917,702	$13,464,834
Investment securities	2,964,308	2,896,711	2,938,833	2,764,377	2,345,056	2,930,696	2,209,440
Loans and leases	9,924,208	9,705,443	9,455,059	9,323,115	9,324,200	9,815,430	9,340,748
Interest-earning assets	13,522,235	13,129,313	13,024,871	12,750,494	12,255,663	13,326,859	12,093,277
Deposits	12,440,125	12,192,664	12,071,673	11,836,193	11,562,349	12,317,078	11,471,238
Interest-bearing liabilities	11,156,821	10,794,420	10,621,384	10,312,675	9,867,227	10,976,622	9,755,118
Long-term obligations	466,259	408,946	409,612	409,825	308,461	437,761	297,126
Shareholders’ equity	$1,215,481	$1,191,820	$1,169,113	$1,143,391	$1,118,122	$1,203,692	$1,106,682
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Selected Quarter-End Balances
Total assets	$15,526,492	$15,095,210	$14,639,392	$14,484,919	$14,023,066	$15,526,492	$14,023,066
Investment securities	3,024,780	2,896,962	2,929,516	2,871,731	2,644,335	3,024,780	2,644,335
Loans and leases	10,029,045	9,810,088	9,642,994	9,359,540	9,300,984	10,029,045	9,300,984
Interest-earning assets	13,685,530	13,455,968	13,053,522	12,996,027	12,579,346	13,685,530	12,579,346
Deposits	12,717,219	12,512,557	12,173,858	12,123,491	11,758,089	12,717,219	11,758,089
Interest-bearing liabilities	11,395,473	11,038,192	10,745,696	10,544,543	10,156,552	11,395,473	10,156,552
Long-term obligations	527,478	408,954	408,987	409,742	409,964	527,478	409,964
Shareholders’ equity	$1,228,579	$1,203,366	$1,181,059	$1,158,885	$1,134,242	$1,228,579	$1,134,242
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets	0.84%	0.79%	0.76%	0.84%	0.89%	0.82%	0.82%
Shareholders’ equity	10.46	9.75	9.45	10.39	10.79	10.11	10.04
Dividend payout ratio	9.05	10.00	10.30	9.58	9.55	9.50	10.42

Liquidity and Capital Ratios (averages)
Loans and leases to deposits	79.78%	79.60%	78.32%	78.77%	80.64%	79.69	81.43
Shareholders’ equity to total assets	7.93	8.11	8.05	8.07	8.21	8.07	8.22
Time certificates of $100,000 or more to total deposits	15.04	14.44	13.45	12.59	12.24	14.72	12.06

Per Share of Stock
Net income	$3.04	$2.75	$2.67	$2.87	$2.88	$5.79	$5.28
Cash dividends	0.275	0.275	0.275	0.275	0.275	0.55	0.55
Book value at period end	117.74	115.33	113.19	111.06	108.70	117.74	108.70
Tangible book value at period end	107.02	104.55	102.35	100.17	97.75	107.02	97.75

Net income. BancShares realized an increase in earnings during the second quarter of 2006 compared to the second quarter of 2005. Consolidated net income during the second quarter of 2006 was $31.7 million, compared to $30.1 million earned during the corresponding period of 2005, a $1.6 million or 5.4 percent increase. The improvement in net income during 2006 resulted from higher net interest income and a reduction in the provision for credit losses. Net income per share during the second quarter of 2006 totaled $3.04, compared to $2.88 during the second quarter of 2005. The annualized returns on average assets and equity were 0.84 percent and 10.46 percent for the second quarter of 2006 respectively compared to 0.89 percent and 10.79 percent for the corresponding period in 2005.

For the first six months of 2006, BancShares recorded net income of $60.4 million, compared to $55.1 million earned during the first six months of 2005. The $5.3 million or 9.6 percent increase was attributable to significantly higher levels of net interest income, improved noninterest income and lower provision for credit losses. Net income per share for the first six months of 2006 was $5.79, compared to $5.28 during the same period of 2005. On an annualized basis, BancShares returned 0.82 percent on average assets during the first six months of 2006, unchanged from the corresponding period of 2005. Annualized return on average equity for the first six months of 2006 was 10.11 percent, up slightly from 10.04 percent during the same period of 2005.

ISB reported net income of $78,000 during the first six months of 2006, respectively, compared to a net loss of $1.9 million reported during 2005. Improved earnings for ISB have resulted from the favorable impact of loan growth, higher working capital finance fees and merchant income as well as lower provision expense. However, due to added costs arising from anticipated franchise expansion and the adverse impact of the flat yield curve, ISB’s profitability will remain low.

Shareholders’ Equity. BancShares continues to exceed minimum regulatory capital standards, and the banking subsidiaries remain well-capitalized. In recent years, the de novo growth of ISB has required the infusion of significant amounts of capital by BancShares to support its rapidly expanding balance sheet. BancShares infused $20.0 million into ISB during the first six months of 2006. Since ISB was chartered in 1997, BancShares has provided $270.0 million in capital. Losses incurred since ISB’s inception total $29.1 million. BancShares’ prospective capacity to provide capital to support the growth and expansion of ISB is highly dependent upon FCB’s ability to return capital through dividends to BancShares.

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

Interest-earning assets for the second quarter of 2006 averaged $13.52 billion, an increase of $1.27 billion or 10.3 percent from the second quarter of 2005. For the six months ended June 30, 2006, interest-earning assets averaged $13.33 billion, an increase of $1.23 million or 10.2 percent over the same period of 2005. These increases resulted from growth in the loan, lease and investment securities portfolios.

Loans and Leases	Table 2

	2006		2005
(thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Real estate:
Construction and land development	$822,687	$821,477	$766,945	$716,176	$690,362
Commercial mortgage	3,591,372	3,530,296	3,518,563	3,465,494	3,429,643
Residential mortgage	1,007,616	979,572	1,016,677	990,355	980,410
Revolving mortgage	1,368,584	1,359,483	1,368,729	1,375,145	1,395,122
Other mortgage	172,322	173,819	172,712	179,217	171,729

Total real estate loans	6,962,581	6,864,647	6,843,626	6,726,387	6,667,266
Commercial and industrial	1,417,341	1,326,182	1,193,349	1,033,650	1,007,969
Consumer	1,330,852	1,312,790	1,318,971	1,320,232	1,355,860
Lease financing	259,253	246,544	233,499	213,603	205,056
Other	59,018	59,925	53,549	65,668	64,833

Total loans and leases	10,029,045	9,810,088	9,642,994	9,359,540	9,300,984
Less allowance for loan and lease losses	130,532	130,222	128,847	126,297	126,247

Net loans and leases	$9,898,513	$9,679,866	$9,514,147	$9,233,243	$9,174,737

Loans and leases. At June 30, 2006 and 2005, loans and leases totaled $10.03 billion and $9.30 billion, respectively. The $728.1 million growth from June 30, 2005 to June 30, 2006 represents a 7.8 percent annual growth rate. Table 2 details outstanding loans and leases by type for the past five quarters.

During the twelve-month period from June 30, 2005 to June 30, 2006, we have continued to see modest loan growth. Total loans secured by real estate grew from $6.67 billion at June 30, 2005 to $6.96 billion at June 30, 2006, an increase of $295.3 million or 4.4 percent. Commercial mortgage loans increased from $3.43 billion at June 30, 2005 to $3.59 billion at June 30, 2006, a $161.7 million or 4.7 percent growth rate. Construction and land development real estate loans increased $132.3 million or 19.2 percent from June 30, 2005 to June 30, 2006 due to strong market demand for these loan types.

While real estate loan growth has been generally sluggish over the past year, commercial and industrial loans increased $409.4 million or 40.6 percent from June 30, 2005 to June 30, 2006. This growth has resulted from the ISB expansion as well as continued focus on commercial lending in new and existing FCB markets. In addition, we recorded $144.5 million in loans made in conjunction with the United States Department of Agriculture tobacco buyout program. Over this same 12-month period, lease financing increased $54.2 million or 26.4 percent as demand for our lease products remains robust particularly among medical customers.

We continue to focus on customer development within the medical community. At June 30, 2006, 13.8 percent of our loan portfolio represented loans for office facilities, medical and dental equipment and other needs incidental to the respective area of practice. We do not believe that the focus on medical and dental lending presents an inappropriate risk to our portfolio.

Our continuing growth in new markets has allowed us to mitigate our historic exposure to geographic concentration in North Carolina and Virginia. We are aware that rapid loan growth in new markets may present incremental lending risks. During the expansion and growth in new markets, we have and will continue to rely on a centralized underwriting process, and we have endeavored to ensure that credit monitoring controls are functioning effectively.

Investment Securities	Table 3

	June 30, 2006				June 30, 2005
(thousands)	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield
Investment securities available for sale:

U.S. Government:
Within one year	$1,411,388	$1,389,174	0/5	3.26%	$1,025,314	$1,012,111	0/4	2.71%
One to five years	1,122,124	1,106,228	1/7	4.49	727,676	724,662	1/10	3.54
Five to ten years	2,848	2,666	7/0	4.91	136	132	6/1	5.42
Ten to twenty years	3,003	2,827	13/11	4.92	2,266	2,231	13/5	4.76
Over twenty years	50,412	47,548	28/7	5.30	30,489	30,486	28/8	5.34

Total	2,589,775	2,548,443	1/6	3.84	1,785,881	1,769,622	1/5	3.10
State, county and municipal:
Within one year	941	931	0/10	2.94	901	893	0/11	2.00
One to five years	2,325	2,276	2/10	3.91	3,103	3,099	3/1	3.54
Five to ten years	904	885	6/1	4.66	1,117	1,129	6/10	4.64
Ten to twenty years	—				—	—
Over twenty years	145	145	26/5	3.01	145	145	27/5	1.15

Total	4,315	4,237	3/10	3.83	5,266	5,266	4/2	3.44
Other
Within one year	—	—			—	—
One to five years	—	—			—	—
Ten to twenty years	11,740	11,740	12/2	11.18	11,780	11,780	12/5	11.18
Five to ten years	—	—			—	—

Total	11,740	11,740			11,780	11,780
Equity securities	35,658	61,645			34,416	55,457

Total investment securities available for sale	$2,641,488	$2,626,065			$1,837,343	$1,842,125

Investment securities held to maturity:

U.S. Government:
Within one year	$334,211	$331,436	0/6	3.34%	$431,114	$428,570	0/7	2.25%
One to five years	54,628	53,506	1/3	3.65	358,493	357,615	1/7	3.38
Five to ten years	23	21	9/8	5.09	—	—
Ten to twenty years	7,664	7,513	10/10	5.53	10,203	10,492	11/10	5.55
Over twenty years	363	352	22/6	7.13	415	416	23/5	7.23

Total	396,889	392,828	0/10	3.43	800,225	797,093	1/2	2.80
State, county and municipal:
Within one year					165	165	0/0	5.55
One to five years	148	153	2/10	5.88	146	155	3/10	5.88
Five to ten years	—	—			—	—
Ten to twenty years	1,428	1,543	12/0	6.02	1,424	1,578	12/10	6.02

Total	1,576	1,696	11/2	6.01	1,735	1,898	10/10	5.96
Other
Within one year	—	—			—	—
One to five years	250	250	2/1	3.25	250	250	3/4	7.75
Five to ten years	—	—			—	—

Total	250	250	2/1	3.25	250	250	3/3	7.75
Total investment securities held to maturity	398,715	394,774	1/2	2.81	802,210	799,241	1/2	2.81

Total investment securities	$3,040,203	$3,020,839			$2,639,553	$2,641,366

Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income tax purposes and 6.9% for state income taxes for all periods.

Investment securities. At June 30, 2006 and 2005, the investment portfolio totaled $3.02 billion and $2.64 billion, respectively. The $380.4 million or 14.4 percent increase in the investment portfolio since June 30, 2005 resulted from additional balance sheet liquidity provided by deposit and master note growth as well as proceeds arising from the issuance of $115.0 million in trust preferred securities. Table 3 presents detailed information relating to the investment securities portfolio.

Investment securities available for sale totaled $2.63 billion at June 30, 2006, compared to $1.84 billion at June 30, 2005. Available-for-sale securities are reported at their aggregate fair value.

Investment securities held to maturity totaled $398.7 million at June 30, 2006, compared to $802.2 million at June 30, 2005. Securities that are classified as held-to-maturity reflect BancShares’ ability and positive intent to hold those investments until maturity.

The growth in investment securities available for sale and the corresponding reduction in investment securities held to maturity results from our decision to increase balance sheet liquidity and flexibility.

Income on interest-earning assets. Interest income amounted to $202.5 million during the second quarter of 2006, a $42.3 million or 26.4 percent increase from the second quarter of 2005. This growth was the result of both higher yields and growth in interest-earning assets. For the second quarter, the taxable-equivalent yield on average interest-earning assets increased 77 basis points from 5.25 percent in 2005 to 6.02 percent in 2006.

Loan and lease interest income for the second quarter of 2006 was $167.2 million, an increase of $27.8 million or 19.9 percent from the second quarter of 2005, due to higher yields and growth in the loan portfolio. The taxable-equivalent yield on loans and leases increased 76 basis points from 6.01 percent to 6.77 percent from the second quarter of 2005 due to new loans originated at current market rates and favorable repricing of existing variable rate loans due to increases in the prime interest rate prompted by Federal Reserve actions. Average loans and leases increased $600.0 million or 6.4 percent during the second quarter of 2006.

Within the investment securities portfolio, interest income was $27.5 million during the second quarter of 2006 compared to $16.6 million during the second quarter of 2005, an increase of $11.0 million or 66.3 percent. This increase was the result of higher yields and growth in the investment securities portfolio. The short average maturity of the investment securities portfolio has allowed for rapid repricing of the investment securities portfolio as interest rates have increased. As a result, the taxable-equivalent yield on investment securities increased by 89 basis points from 2.83 percent during the second quarter of 2005 to 3.72 percent in 2006. Average investment securities increased $619.3 million or 26.4 percent during the second quarter of 2006 compared to the same period of 2005.

Overnight investments generated interest income of $7.8 million during the second quarter of 2006, compared to $4.2 million during the same period of 2005. The $3.5 million increase is the combined result of a 201 basis points yield increase and higher average balances. Overnight investments returned 4.92 percent during the second quarter of 2006 compared to 2.91 percent during the same period of 2005.

Interest income amounted to $392.5 million during the first six months of 2006, an $84.0 million or 27.2 percent increase from the same period of 2005, the result of higher yields and growth in interest-earning assets. The taxable-equivalent yield increased 80 basis points from 5.15 percent for the first six months of 2005 to 5.95 percent during the same period of 2006. Higher market interest rates during 2006 boosted the yield earned on all categories of interest-earning assets.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Second Quarter

Table 4

	2006			2005			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$9,924,208	$167,567	6.77%	$9,324,200	$139,729	6.01%	$9,580	$18,258	$27,838
Investment securities:
U. S. Government	2,884,813	26,584	3.69	2,282,254	16,123	2.83	4,907	5,554	10,461
State, county and municipal	6,288	84	5.36	7,472	96	5.15	(16)	4	(12)
Other	73,207	903	4.95	55,330	378	2.74	171	354	525

Total investment securities	2,964,308	27,571	3.72	2,345,056	16,597	2.83	5,062	5,912	10,974
Overnight investments	633,719	7,779	4.92	586,407	4,248	2.91	468	3,063	3,531

Total interest-earning assets	$13,522,235	$202,917	6.02%	$12,255,663	$160,574	5.25%	$15,110	$27,233	$42,343

Liabilities
Deposits:
Checking With Interest	$1,565,055	$480	0.12%	$1,575,287	$479	0.12%	$(1)	$2	$1
Savings	670,613	357	0.21	756,682	383	0.20	(44)	18	(26)
Money market accounts	2,631,078	18,535	2.83	2,599,379	11,444	1.77	181	6,910	7,091
Time deposits	4,915,311	46,495	3.79	4,104,738	28,194	2.76	6,669	11,632	18,301

Total interest-bearing deposits	9,782,057	65,867	2.70	9,036,086	40,500	1.80	6,805	18,562	25,367
Federal funds purchased	40,114	480	4.80	43,327	300	2.78	(30)	210	180
Repurchase agreements	190,736	1,600	3.36	128,872	453	1.41	369	778	1,147
Master notes	615,960	6,409	4.17	294,642	1,605	2.18	2,544	2,260	4,804
Other short-term borrowings	61,695	688	4.47	55,839	440	3.16	56	192	248
Long-term obligations	466,259	8,522	7.31	308,461	6,238	8.09	3,033	(749)	2,284

Total interest-bearing liabilities	$11,156,821	$83,566	3.00	$9,867,227	$49,536	2.01%	$12,777	$21,253	$34,030

Interest rate spread			3.02%			3.24%

Net interest income and net yield on interest-earning assets		$119,351	3.54%		$111,038	3.63%	$2,333	$5,980	$8,313

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.90% for each period. The taxable-equivalent adjustment was $418 and $368 for 2006 and 2005, respectively.

For the six months ended June 30, 2006, loan and lease interest income equaled $326.4 million, an increase of $54.6 million or 20.1 percent from the same period of 2005. The improvement in interest income reflects the effect of an 85 basis point increase in loan and lease yields as well as a 5.1 percent increase in average balances.

For the six months ended June 30, 2006, income earned on the investment securities portfolio amounted to $52.6 million, compared to $29.5 million during the same period of 2005, an increase of $23.1 million or 78.5 percent. This increase was the result of portfolio growth and a 91 basis point increase in the taxable-equivalent yield resulting from the reinvestment of proceeds arising from maturing securities to current market rates.

Interest earned on overnight investments totaled $13.5 million during the first six months of 2006 compared to $7.2 million during the same period of 2005, a $6.3 million or 86.6 percent increase. This strong growth was the combined result of a 200 basis point yield increase.

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

At June 30, 2006 and 2005, interest-bearing liabilities totaled $11.40 billion and $10.16 billion, respectively, a $1.24 billion or 12.2 percent increase. This increase resulted from growth in interest-bearing deposits, master notes and long-term obligations.

Deposits. At June 30, 2006, total deposits were $12.72 billion, an increase of $959.1 million or 8.2 percent over June 30, 2005.

Interest-bearing deposits averaged $9.78 billion during the second quarter of 2006 compared to $9.04 billion during the second quarter of 2005, an increase of $746.0 million or 8.3 percent. In the second quarter, average time deposits increased $810.6 million or 19.7 percent from 2006 to 2005 as customers shifted liquidity out of money market and other transaction accounts into higher-yielding time deposit instruments. From the second quarter of 2005 to the second quarter of 2006, average money market increased only $31.7 million or 1.2 percent, while average savings and average Checking With Interest decreased $86.1 million and $10.2 million, respectively.

For the first six months of 2006, interest-bearing deposits averaged $9.69 billion compared to $8.97 billion during the same period of 2005. This $718.9 million or 8.0 percent increase results from continued growth in time deposits and money market accounts.

Short-term borrowings. At June 30, 2006, short-term borrowings totaled $957.0 million compared to $621.7 million at June 30, 2005. For the quarters ended June 30, 2006 and 2005, short-term borrowings averaged $908.5 million and $522.7 million, respectively. The $385.8 million or 73.8 percent increase in short-term borrowings resulted from strong master note growth as customer interest in commercial cash management sweep products improved due to higher interest rates on those products.

For the six-month periods ended June 30, 2006 and 2005, short-term borrowings averaged $847.0 million and $485.0 million, respectively, an increase of 74.6 percent prompted by improved master note demand.

Long-term obligations. At June 30, 2006 and 2005, long-term obligations totaled $527.5 million and $410.0 million, respectively. The increase reflects the impact of $115 million in trust preferred capital securities issued during the second quarter of 2006.

In addition to the trust preferred securities issued during 2006, long-term obligations also include $150.0 million in trust preferred capital securities issued in 1998 and $100.0 million in trust preferred capital securities issued in 2001 (the 2001 Securities). The 2001 Securities mature in 2031, but may be redeemed in whole or in part at par on or after October 31, 2006. Although no definitive action has been taken, given current interest rates it is likely that the 2001 Securities will be redeemed during the fourth quarter of 2006.

Expense on interest-bearing liabilities. BancShares’ interest expense amounted to $83.6 million during the second quarter of 2006, a $34.0 million or 68.7 percent increase from the second quarter of 2005. The higher interest expense was the result of increasing market interest rates and higher average volume. The rate on interest-bearing liabilities was 3.00 percent during the second quarter of 2006 compared to 2.01 percent during the same period of 2005. During the second quarter of 2006, interest-bearing liabilities averaged $11.16 billion, an increase of $1.29 billion or 13.1 percent from the second quarter of 2005.

For the year-to-date, interest expense was $155.7 million, compared to $92.1 million for the same period of 2005. The $63.6 million or 69.1 percent increase results from higher interest rates and growth in average deposits. The rate on interest-bearing liabilities increased from 1.90 percent during the first six months of 2005 to 2.86 percent for the same period of 2006, a 96 basis point difference. The rate on time deposits increased 101 basis points from 2.65 percent to 3.66 percent while the rate on average money market savings increased 102 basis points from 1.62 percent to 2.64 percent. The rate on average master notes increased 201 basis points from 1.96 percent to 3.97 percent. For the first six months, average interest-bearing liabilities increased $1.22 billion or 12.5 percent from $9.76 billion to $10.98 billion. Average time deposits increased $751.1 million to $4.80 billion and average master notes increased $312.0 million from $250.9 million to $562.8 million.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Six Months

Table 5

	2006			2005			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$9,815,430	$327,154	6.72%	$9,340,748	$272,388	5.87%	$14,606	$40,160	$54,766
Investment securities:
U. S. Government	2,851,069	50,869	3.58	2,147,226	28,590	2.69	11,092	11,187	22,279
State, county and municipal	6,516	171	5.29	7,699	193	5.06	(30)	8	(22)
Other	73,111	1,614	4.45	54,515	749	2.77	333	532	865

Total investment securities	2,930,696	52,654	3.61	2,209,440	29,532	2.70	11,395	11,727	23,122
Overnight investments	580,733	13,518	4.69	543,089	7,246	2.69	694	5,578	6,272

Total interest-earning assets	$13,326,859	$393,326	5.95%	$12,093,277	$309,166	5.15%	$26,695	$57,465	$84,160

Liabilities
Deposits:
Checking With Interest	$1,563,258	$949	0.12%	$1,558,736	$939	0.12%	$6	$4	$10
Savings	680,796	719	0.21	752,585	756	0.20	(73)	36	(37)
Money market accounts	2,647,377	34,704	2.64	2,612,335	20,980	1.62	396	13,328	13,724
Time deposits	4,800,473	87,238	3.66	4,049,343	53,171	2.65	11,828	22,239	34,067

Total interest-bearing deposits	9,691,904	123,610	2.57	8,972,999	75,846	1.70	12,157	35,607	47,764
Federal funds purchased	43,578	986	4.56	43,426	552	2.56	3	431	434
Repurchase agreements	178,306	2,787	3.15	135,067	807	1.20	466	1,514	1,980
Master notes	562,847	11,094	3.97	250,897	2,444	1.96	4,591	4,059	8,650
Other short-term borrowings	62,226	1,301	4.22	55,603	808	2.93	117	376	493
Long-term obligations	437,761	15,971	7.30	297,126	11,657	7.85	5,299	(985)	4,314

Total interest-bearing liabilities	$10,976,622	$155,749	2.86%	$9,755,118	$92,114	1.90%	$22,633	$41,002	$63,635

Interest rate spread			3.09%			3.25%

Net interest income and net yield on interest-earning assets		$237,577	3.59%		$217,052	3.62%	$4,062	$16,463	$20,525

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

NET INTEREST INCOME

Net interest income totaled $118.9 million during the second quarter of 2006, an increase of $8.3 million or 7.5 percent from the $110.7 million recorded during the second quarter of 2005. On a linked quarter basis, net interest income increased by only $1.1 million, or 0.9 percent. Due primarily to the unfavorable impact of the flat yield curve and the declining asset sensitivity of the balance sheet, the taxable-equivalent net yield on interest-earning assets declined 9 basis points from 3.63 percent during the second quarter of 2005 to 3.54 percent for the second quarter of 2006. The growth in net interest income resulted primarily from higher volume of interest-earning assets.

Net interest income totaled $236.8 million for the six-month period ended June 30, 2006, a $20.4 million or 9.4 percent increase over the same period of 2005. For the year-to-date, the taxable equivalent net yield on interest-earning assets fell from 3.62 percent in 2005 to 3.59 percent in 2006. Like the second quarter comparison, the impact of the flat yield curve over the six-month period offset the balance sheet growth, causing the net yield to decline by three basis points.

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

Due to customer preference for fixed-rate commercial loans, rate ceilings that are limiting the repricing of variable rate loans, and surges in shorter-term deposit balances, our interest-sensitivity position has shifted from an asset-sensitive position to a liability-sensitive position. Based upon recent trends, it appears that the liability-sensitivity position will continue to grow during the next quarter. Assuming no other changes, a liability sensitive position indicates that rising market interest rates will likely cause a contraction in the net yield on interest-earning assets and, thus, net interest income. Changes in the slope of the yield curve and shifts in the mix of interest-earning assets and interest-bearing liabilities may cause actual results to vary.

Historically, we have managed our interest rate risk through decisions regarding pricing and availability of our loan and deposit products and through selected balance sheet management activities such as sales of certain long-term fixed rate assets and revolving loans. We have not relied on interest rate floors, collars or other derivative financial instruments to hedge interest rate sensitivity and interest rate risk. However, during the second quarter of 2006, in conjunction with the issuance of $115.0 million in trust preferred securities, we entered into an interest rate swap to synthetically convert the variable rate coupon of the securities to a fixed rate of 7.125% for a period of five years.

ASSET QUALITY

The maintenance of excellent asset quality is one of our primary areas of focus. Historically, we have dedicated significant resources to ensuring prudent lending practices. Accordingly, we have focused on asset quality as a key performance measure.

Nonperforming assets. At June 30, 2006, BancShares’ total nonperforming assets, consisting of nonaccrual loans and other real estate, amounted to $24.0 million or 0.24 percent of loans and leases plus other real estate, compared to $18.4 million or 0.20 percent at June 30, 2005. The increase is primarily attributable to the transfer to other real estate of three parcels of land that were initially acquired for branch sites. The transfer resulted from the subsequent decision to abandon plans for branch offices at those locations. Nonaccrual loans totaled $15.6 million at June 30, 2006, compared to $13.4 million at June 30, 2005. We closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

Allowance for credit losses. We continuously analyze the growth and risk characteristics of the loan and lease portfolio under current economic conditions in order to evaluate the adequacy of the allowance for credit losses. Such factors as the financial condition of the borrower, fair market value of collateral and other considerations are recognized in estimating probable credit losses. The allowance for credit losses includes the allowance for loan and lease losses and the liability for unfunded credit commitments. At June 30, 2006, the allowance for credit losses amounted to $137.1 million or 1.37 percent of total loans and leases outstanding. This compares to $135.8 million or 1.41 percent at December 31, 2005, and $133.2 million or 1.43 percent at June 30, 2005.

The provision for credit losses charged to operations during the second quarter of 2006 was $3.0 million, compared to $7.0 million during the second quarter of 2005. For the six-month periods ended June 30, total provision for credit losses was $9.7 million for 2006 and $12.3 million for 2005. The $2.6 million decrease results from enhancements to the allowance methodology that were implemented during the second quarter of 2006.

Net charge-offs for the three months ended June 30, 2006 totaled $3.0 million, compared to $4.9 million during the same period of 2005, the combined result of lower charge offs and higher recoveries. On an annualized basis, net charge-offs represent 0.12 percent and 0.21 percent of average loans and leases outstanding during the respective periods. Net charge-offs for the six-month period ended June 30, 2006 totaled $8.4 million, unchanged from the same period of 2005. As a percentage of average loans and leases outstanding, these losses represent 0.17 percent for 2006 and 0.18 percent for 2005 on an annualized basis.

Summary of Loan and Lease Loss Experience and Risk Elements	Table 6

	2006		2005			Six Months Ended June 30
(thousands, except ratios)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2006	2005
Allowance for credit losses at beginning of period	$137,145	$135,770	$133,220	$133,218	$132,681	$135,770	$130,832
Provision for credit losses	2,973	6,737	13,578	7,211	6,994	9,710	12,320
Adjustment	—	—	—	(48)	(1,537)	—	(1,537)
Net charge-offs:
Charge-offs	(4,933)	(7,053)	(12,408)	(8,305)	(6,048)	(11,986)	(11,793)
Recoveries	1,936	1,691	1,380	1,144	1,128	3,627	3,396

Net charge-offs	(2,997)	(5,362)	(11,028)	(7,161)	(4,920)	(8,359)	(8,397)

Allowance for credit losses at end of period	$137,121	$137,145	$135,770	$133,220	$133,218	$137,121	$133,218

Allowance for credit losses includes:
Allowance for loan and lease losses	$130,532	$130,222	$128,847	$126,297	$126,247	$130,532	$126,247
Liability for unfunded credit commitments	6,589	6,923	6,923	6,923	6,971	6,589	6,971

Allowance for credit losses at end of period	$137,121	$137,145	$135,770	$133,220	$133,218	$137,121	$133,218

Historical Statistics
Average loans and leases	$9,924,208	$9,705,443	$9,455,059	$9,323,115	$9,324,200	$9,815,430	$9,340,748
Loans and leases at period-end	10,029,045	9,810,088	9,642,994	9,359,540	9,300,984	10,029,045	9,300,984

Risk Elements
Nonaccrual loans and leases	$15,573	$15,844	$18,969	$11,065	$13,362	$15,573	$13,362
Other real estate	8,461	5,573	6,753	4,843	5,049	8,461	5,049

Total nonperforming assets	$24,034	$21,417	$25,722	$15,908	$18,411	$24,034	$18,411

Accruing loans and leases 90 days or more past due	$7,534	$6,729	$9,180	$7,712	$10,056	$7,534	$10,056

Ratios
Net charge-offs (annualized) to average total loans and leases	0.12%	0.22%	0.46%	0.30%	0.21%	0.17%	0.18
Percent of total loans and leases at period-end:
Allowance for loan and lease losses	1.30	1.33	1.34	1.35	1.36	1.30	1.36
Liability for unfunded credit commitments	0.07	0.07	0.07	0.07	0.07	0.07	0.07

Allowance for credit losses	1.37	1.40	1.41	1.42	1.43	1.37	1.43

Nonperforming assets to total loans and leases plus other real estate	0.24	0.22	0.27	0.17	0.20	0.24	0.20

We consider the established allowance adequate to absorb losses that relate to loans and leases outstanding at June 30, 2006. While we use available information to establish the allowance, future additions may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance. Such agencies may require the recognition of adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

During the first six months of 2006, total noninterest income equaled $135.4 million, compared to $129.8 million during the same period of 2005. The $5.6 million or 4.3 percent increase was primarily due to growth in cardholder and merchant services income and commission income. These increases were partially offset by reductions in service charges on deposit accounts. Additionally, during 2005, noninterest income included a $2.9 million gain on the securitization and sale of home equity loans. No such gain was recognized during 2006.

Cardholder and merchant services income increased $6.3 million or 18.5 percent for the first six months of 2006 when compared to the same period in 2005. Much of the increase results from continued strong growth in merchant discount and higher transaction volume with our credit and debit card products.

Commission income increased $3.4 million or 26.3 percent from $12.8 million during the first six months of 2005 compared to $16.2 million during the first six months of 2006. Much of the growth in commission income was attributed to brokerage fees generated by First Citizens Investor Services and IronStone Securities. Broker-dealer commissions increased $2.6 million during 2006 due to improved sales performance and market returns.

Among other components of noninterest income, fees from processing services increased $2.0 million or 15.7 percent during the first six months of 2006. Much of this increase is due to higher client bank transaction volume as a result of item processing services provided to new client banks. Trust and asset management fees contributed an additional $1.1 million during the first six months of 2006 compared to the same period of 2005. This increase represents an 11.5 percent increase over the same period of 2005 due to improved investment returns and favorable business development activity within our wealth management function.

Reducing the overall growth in noninterest income, service charges on deposit accounts decreased $1.9 million or 5.0 percent during the first six months of 2006. Service charges were generally lower for both personal and commercial customers. Bad check and overdraft charges declined modestly. Mortgage income declined $665,000 or 17.4 percent during the first six months of 2006 due to losses recognized on loans held for sale due to rising interest rates.

During the second quarter of 2006, total noninterest income equaled $69.6 million, an increase of $1.0 million or 1.5 percent, compared to the $68.6 million earned during the second quarter of 2005. The trends noted during the second quarter were similar to those noted for the year-to-date, including higher cardholder and merchant services income, commission income, processing fees as well as trust and asset management fees.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefit costs, occupancy costs for branch offices and support facilities, and equipment costs related to branch offices and technology.

Total noninterest expense equaled $266.9 million for the first six months of 2006, an 8.8 percent increase over the $245.3 million recorded during the same period of 2005. The $21.6 million increase in noninterest expense results from higher personnel and general operating costs.

Salary expense increased $9.4 million during 2006 when compared to the same period of 2005. This 9.0 percent increase is primarily due to higher incentive-based compensation for both wealth management sales and mortgage activity and labor costs resulting from new branch offices. Employee benefits expense increased $2.2 million or 8.5 percent during the first six months of 2006, compared to the corresponding period of 2005 due to higher health insurance costs and employer social security contributions. These increases were partially offset by lower pension expense.

Occupancy costs increased $2.4 million or 10.4 percent during the first six months of 2006, the result of higher building depreciation and rent expense largely resulting from the expansion of the branch network. Other expenses increased $6.9 million or 10.3 percent during 2006. Much of this increase was due to cardholder and merchant processing costs, which increased $3.2 million. We also recognized higher costs related to cardholder rewards programs and external computer processing. Partially offsetting these increases were lower consulting expense.

For the second quarter of 2006, noninterest expense totaled $135.2 million, an $11.3 million or 9.1 percent increase over the same period of 2005. Salary expense equaled $57.1 million during the second quarter of 2006, an increase of $4.6 million or 8.8 percent due primarily to higher incentive compensation and new associates hired to staff new branch offices. Occupancy expense increased $941,000 or 8.2 percent due to the expansion of the branch network.

INCOME TAXES

Income tax expense was $35.1 million during the first six months of 2006, compared to $33.4 million during the same period of 2005, a 5.0 percent increase caused primarily by higher pre-tax earnings. The effective tax rates for these periods were 36.8 percent and 37.8 percent, respectively. For the second quarters of 2006 and 2005, income tax expense was $18.7 million and $18.2 million, respectively. The effective tax rates were 37.0 percent and 37.7 percent for the respective periods.

LIQUIDITY

BancShares has historically maintained a strong focus on liquidity, and our deposit base represents our primary liquidity source. Through our deposit pricing strategies, we have the ability to stimulate or curtail deposit growth. BancShares also maintains additional sources for borrowed funds through federal funds lines of credit and other borrowing facilities. At June 30, 2006, BancShares had access to $525.0 million in unfunded borrowings through its correspondent bank network.

Once we have satisfied our loan demand, residual liquidity is invested in overnight and longer-term investment products. Investment securities available for sale provide immediate liquidity as needed. In addition, investment securities held to maturity provide an ongoing liquidity source based on the scheduled maturity dates of the securities.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

BancShares continues to exceed all minimum regulatory capital requirements, and the banking subsidiaries remain well-capitalized. At June 30, 2006 and 2005, the leverage capital ratio of BancShares was 9.92 percent and 9.38 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares’ Tier 1 capital ratio was 13.56 percent at June 30, 2006, and 12.45 percent as of June 30, 2005. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 16.05 percent at June 30, 2006 and 15.01 percent as of June 30, 2005. The minimum total capital ratio is 8 percent.

The trust preferred securities issued during the second quarter of 2006 qualify as Tier 1 capital under current regulatory guidelines. As a result, BancShares’ total capital ratio was further strengthened by that transaction. However, due to the likely redemption during the fourth quarter of 2006 of the $100.0 million in trust preferred securities issued during 2001, BancShares’ capital ratios may decline. BancShares, FCB and ISB will remain well-capitalized following the anticipated redemption of those securities.

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

Although FCB has grown through acquisition in certain of its markets, throughout its history much of its expansion has been accomplished on a de novo basis. However, because of FCB’s size, market share and maturity as well as the modest expansion of its branch network, the costs associated with de novo branching are not material to FCB’s financial performance. Since it first opened in 1997, ISB has followed a similar business model for growth and expansion. Yet, due to the large number of branch offices that have yet to attain sufficient size and maturity for adequate profitability, the financial results and trends of ISB are significantly affected by its current and continuing growth. Each new market ISB enters creates additional operating costs that are typically not fully offset by operating revenues until the third year after initial opening. ISB’s rapid growth in new markets has and will likely continue to adversely impact its financial performance.

IronStone Bank. ISB’s total assets increased from $1.72 billion at June 30, 2005 to $2.00 billion at June 30, 2006, an increase of $283.9 million or 16.5 percent. This growth resulted from significantly higher levels of loans, funded by a growing deposit base generated through the expanding branch network.

ISB recorded net income of $78,000 during the first six months of 2006 compared to a net loss of $1.9 million during the same period of 2005. This improvement, results from higher levels of net interest income, stronger noninterest income and lower provision for credit losses. Offsetting these improvements, noninterest expense was higher.

ISB’s net interest income increased $4.2 million or 14.4 percent during the first six months of 2006, when compared to the same period of 2005, the result of higher market interest rates and balance sheet growth. Provision for credit losses decreased $1.3 million or 38.4 percent due to lower net charge offs and slower growth in the allowance for loan and lease losses.

ISB’s noninterest income increased $2.0 million or 60.4 percent during the first six months of 2006, primarily the result of improved cardholder and merchant income and working capital finance commissions. Noninterest expense increased $4.4 million or 13.8 percent during 2006. Higher personnel, occupancy and equipment costs reflect the impact of the expanded branch network, much of which relates to the growth and expansion by ISB into new markets.

ISB continues to evaluate both existing and new markets for expansion. As such growth occurs, ISB will continue to incur incremental operating costs, particularly in the areas of personnel, occupancy and equipment. As a result of the plans for continued expansion, ISB’s profitability will remain low.

First-Citizens Bank & Trust Company. FCB’s total assets increased from $12.17 billion at June 30, 2005 to $13.35 billion at June 30, 2006, an increase of $1.18 billion or 9.7 percent. FCB recorded net income of $67.3 million during the first six months of 2006 compared to $63.4 million during the same period of 2005. This represents a $3.9 million or 6.1 percent increase in net income, the result of higher levels of net interest and noninterest income and lower provision for credit losses.

FCB’s net interest income increased $17.1 million or 8.7 percent during the first six months of 2006, the result of strong growth among interest-earning assets. Provision for credit losses decreased $1.3 million or 14.5 percent during 2006 due to lower net charge-offs and modifications to the allowance methodology.

FCB’s noninterest income increased $4.0 million or 3.1 percent during the first six months of 2006, the result of the $5.0 million gain in cardholder and merchant service income and a $2.6 million increase in broker-dealer fees. Deposit service charges declined.

Noninterest expense increased $17.8 million or 8.2 percent during the first six months of 2006, primarily due to higher personnel, occupancy and credit card processing expenses.

CURRENT ACCOUNTING AND REGULATORY ISSUES

In November 2003, the Emerging Issues Task Force (EITF) issued EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03- 01). In September 2004, the Financial Accounting Standards Board (FASB) issued a FASB Staff Position (FSP EITF 03-1-b). In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1. Collectively, these documents consider when an investment is considered impaired, what disclosures are appropriate for impairment losses, and what disclosures are appropriate for unrealized losses that have not been recognized as other-than-temporary impairments. The new disclosure requirements are effective for reporting periods beginning after December 15. 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), Accounting Changes and Error Corrections, which replaces prior accounting guidance related to accounting changes and error corrections. SFAS 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 on January 1, 2006. There will be no material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of June 30, 2006, BancShares’ market risk profile has not changed significantly from December 31, 2005. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares’ internal control over financial reporting occurred during the second quarter of 2006 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

On April 24, 2006, at the Annual Meeting of Shareholders of Registrant, the shareholders considered the election of directors. The shareholder vote regarding the election of the nominees for Board of Directors was:

Nominee	For	Withheld	Broker Non-votes
J.M. Alexander, Jr.	33,348,137	63,441	—
C.H. Ames	33,061,888	349,690	—
V.E. Bell, III	33,374,141	37,437	—
G.H. Broadrick	32,613,644	797,934	—
H.H. Connell	33,062,088	349,490	—
H.M. Craig, III	33,347,437	64,141	—
H.L. Durham, Jr.	33,291,786	119,792	—
L.M. Fetterman	32,973,899	437,679	—
F.B. Holding	33,062,271	349,307	—
F.B. Holding, Jr.	33,062,412	349,166	—
L.R. Holding	33,367,169	44,409	—
C.B.C. Holt	32,958,233	453,345	—
J.B. Hyler, Jr.	33,062,423	349,155	—
F.R. Jones	33,369,230	42,348	—
L.S. Jones	33,369,550	42,028	—
J.T. Maloney, Jr.	32,666,446	745,132	—
R.T. Newcomb	31,794,318	1,617,260	—
L.T. Nunnellee, II	32,971,050	440,528	—
R.C. Scheeler	32,666,452	745,126	—
R.K. Shelton	33,368,836	42,742	—
R.C. Soles, Jr.	32,621,622	789,956	—
D.L. Ward, Jr.	32,984,036	427,542	—

Item 6. Exhibits

4.1	Amended and Restated Trust Agreement of FCB/NC Capital Trust III

4.2	Guarantee Agreement relating to Registrant’s guarantee of the capital securities of FCB/NC Capital Trust III

4.3	Junior Subordinated Debenture dated May 18, 2006 between Registrant and Wilmington Trust Company, as Debenture Trustee

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2006	FIRST CITIZENS BANCSHARES, INC.
(Registrant)

	By:	/s/ Kenneth A. Black
Kenneth A. Black
Vice President, Treasurer
and Chief Financial Officer