Form 10-Q
period 2006-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2006-11-07
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-16471

First Citizens BancShares, Inc

(Exact name of Registrant as specified in its charter)

Delaware	56-1528994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4300 Six Forks Road, Raleigh, North Carolina	27608
(Address of principle executive offices)	(Zip code)

(919) 716-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class A Common Stock—$1 Par Value—8,756,778 shares

Class B Common Stock—$1 Par Value—1,677,675 shares

(Number of shares outstanding, by class, as of November 7, 2006)

PART I

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets

First Citizens BancShares, Inc. and Subsidiaries

(thousands, except share data)	September 30* 2006	December 31# 2005	September 30* 2005
Assets
Cash and due from banks	$909,702	$777,928	$702,837
Overnight investments	571,080	481,012	764,756
Investment securities available for sale	2,830,810	2,293,020	2,174,803
Investment securities held to maturity	287,215	636,496	696,928
Loans and leases	10,129,423	9,642,994	9,359,540
Less allowance for loan and lease losses	131,652	128,847	126,297

Net loans	9,997,771	9,514,147	9,233,243
Premises and equipment	679,822	639,469	624,423
Income earned not collected	63,733	54,879	53,918
Other assets	289,110	242,441	234,011

Total assets	$15,629,243	$14,639,392	$14,484,919

Liabilities
Deposits:
Noninterest-bearing	$2,724,938	$2,616,177	$2,685,555
Interest-bearing	9,956,212	9,557,681	9,437,936

Total deposits	12,681,150	12,173,858	12,123,491
Short-term borrowings	1,129,510	779,028	696,865
Long-term obligations	424,351	408,987	409,742
Other liabilities	121,978	96,460	95,936

Total liabilities	14,356,989	13,458,333	13,326,034
Shareholders’ Equity
Common stock:
Class A - $1 par value (8,756,778 shares issued during all periods)	8,757	8,757	8,757
Class B - $1 par value (1,677,675 shares issued during all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,113,693	1,029,005	1,004,038
Accumulated other comprehensive income (loss)	4,360	(2,147)	646

Total shareholders’ equity	1,272,254	1,181,059	1,158,885

Total liabilities and shareholders’ equity	$15,629,243	$14,639,392	$14,484,919

*	Unaudited
#	Derived from the 2005 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

First Citizens BancShares, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands, except per share data; unaudited)	2006	2005	2006	2005
Interest income
Loans	$175,279	$146,009	$501,658	$417,745
Investment securities:
U. S. Government	29,615	21,031	80,484	49,621
State, county and municipal	57	61	177	191
Dividends	846	746	2,460	1,495

Total investment securities interest and dividend income	30,518	21,838	83,121	51,307
Overnight investments	8,853	5,687	22,371	12,933

Total interest income	214,650	173,534	607,150	481,985
Interest expense
Deposits	75,990	47,476	199,599	123,322
Short-term borrowings	11,801	4,373	27,970	8,984
Long-term obligations	8,982	7,457	24,953	19,114

Total interest expense	96,773	59,306	252,522	151,420

Net interest income	117,877	114,228	354,628	330,565
Provision for credit losses	3,813	7,211	13,523	19,531

Net interest income after provision for credit losses	114,064	107,017	341,105	311,034
Noninterest income
Cardholder and merchant services income	23,146	20,120	63,877	55,612
Service charges on deposit accounts	18,025	19,553	54,491	57,929
Commission income	8,497	6,669	24,708	19,503
Fees from processing services	7,522	6,335	22,003	18,851
Trust and asset management fees	5,203	4,680	15,556	13,966
Mortgage income	2,521	2,507	5,675	6,326
ATM income	1,530	1,985	5,229	6,020
Other service charges and fees	3,999	4,375	11,992	12,479
Securities losses	(120)	—	(659)	(22)
Other	2,282	1,882	5,091	7,231

Total noninterest income	72,605	68,106	207,963	197,895
Noninterest expense
Salaries and wages	59,333	55,659	173,022	159,923
Employee benefits	11,034	13,805	38,863	39,461
Occupancy expense	13,353	12,100	38,617	34,986
Equipment expense	13,300	12,388	39,055	37,417
Other	37,845	34,713	112,227	102,174

Total noninterest expense	134,865	128,665	401,784	373,961

Income before income taxes	51,804	46,458	147,284	134,968
Income taxes	18,877	16,505	53,988	49,942

Net income	$32,927	$29,953	$93,296	$85,026

Other comprehensive income (loss) net of taxes
Unrealized securities gains (losses) arising during period	$14,978	$(2,440)	$7,308	$(3,855)
Unrealized loss on interest rate swap arising during period	(1,434)	—	(1,200)
Less: reclassification adjustment for gains (losses) included in net income	(73)	—	(399)	(13)

Other comprehensive income (loss)	13,617	(2,440)	6,507	(3,842)

Comprehensive income	$46,544	$27,513	$99,803	$81,184

Average shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453
Net income per share	$3.16	$2.87	$8.94	$8.15

See	accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

First Citizens BancShares, Inc. and Subsidiaries

(thousands, except share data, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2004	$8,757	$1,678	$143,766	$927,621	$4,488	$1,086,310
Comprehensive income:
Net income				85,026		85,026
Unrealized securities losses, net of deferred taxes					(3,842)	(3,842)

Comprehensive income				85,026	(3,842)	81,184
Cash dividends				(8,609)		(8,609)

Balance at September 30, 2005	$8,757	$1,678	$143,766	$1,004,038	$646	$1,158,885

Balance at December 31, 2005	$8,757	$1,678	$143,766	$1,029,005	$(2,147)	$1,181,059
Comprehensive income:
Net income				93,296		93,296
Unrealized securities gains, net of deferred taxes					7,707	7,707
Change in unrecognized loss on cash flow hedge, net of deferred taxes					(1,200)	(1,200)

Comprehensive income	—	—	—	93,296	6,507	99,803
Cash dividends				(8,608)		(8,608)

Balance at September 30, 2006	$8,757	$1,678	$143,766	$1,113,693	$4,360	$1,272,254

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	Nine months ended September 30,
	2006	2005
	(thousands; unaudited)
OPERATING ACTIVITIES
Net income	$93,296	$85,026
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	1,745	1,867
Provision for credit losses	13,523	19,531
Deferred tax expense (benefit)	1,329	(6,757)
Change in current taxes payable	6,184	2,634
Depreciation	35,810	33,610
Change in accrued interest payable	14,965	4,415
Change in income earned not collected	(8,854)	(13,344)
Securities losses	659	22
Origination of loans held for sale	(330,315)	(371,164)
Proceeds from sale of loans	355,835	602,722
Gain on sale of loans	(619)	(4,885)
Gain on sale of branch office	(826)	—
Net amortization of premiums and discounts	(3,899)	(438)
Net change in other assets	(54,716)	11,821
Net change in other liabilities	3,498	(7,624)

Net cash provided by operating activities	127,615	357,436

INVESTING ACTIVITIES
Net change in loans outstanding	(522,413)	(247,373)
Purchases of investment securities held to maturity	(26,074)	(262,680)
Purchases of investment securities available for sale	(857,977)	(1,263,839)
Proceeds from maturities of investment securities held to maturity	379,254	443,669
Proceeds from maturities of investment securities available for sale	332,208	330,401
Net change in overnight investments	(90,068)	(381,013)
Dispositions of premises and equipment	5,700	4,506
Additions to premises and equipment	(82,104)	(92,401)
Purchase and sale of branches, net of cash transferred	(19,450)	18,343

Net cash used in investing activities	(880,924)	(1,450,387)

FINANCING ACTIVITIES
Net change in time deposits	592,780	430,164
Net change in demand and other interest-bearing deposits	(64,935)	321,572
Net change in short-term borrowings	247,289	247,978
Originations of long-term obligations	118,557	125,000
Cash dividends paid	(8,608)	(8,609)

Net cash provided by financing activities	885,083	1,116,105

Change in cash and due from banks	131,774	23,154
Cash and due from banks at beginning of period	777,928	679,683

Cash and due from banks at end of period	$909,702	$702,837

CASH PAYMENTS FOR:
Interest	$267,487	$147,005
Income taxes	45,743	52,780

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains (losses)	$12,680	$(6,658)
Unrealized loss on interest rate swap	(1,981)	—

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

	As of and for the nine months ended September 30, 2006
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$91,558	$514,131	$21,618	$627,307	$(20,157)	$607,150
Interest expense	41,557	192,460	38,662	272,679	(20,157)	252,522

Net interest income	50,001	321,671	(17,044)	354,628	—	354,628
Provision for credit losses	2,366	11,157	—	13,523	—	13,523

Net interest income after provision for credit losses	47,635	310,514	(17,044)	341,105	—	341,105
Noninterest income	8,264	205,102	868	214,234	(6,271)	207,963
Noninterest expense	54,425	352,072	1,558	408,055	(6,271)	401,784

Income (loss) before income taxes	1,474	163,544	(17,734)	147,284	—	147,284
Income taxes	820	59,347	(6,179)	53,988	—	53,988

Net income (loss)	$654	$104,197	$(11,555)	$93,296	$—	$93,296

Total assets	$2,055,508	$13,432,282	$2,286,128	$17,773,918	$(2,144,675)	$15,629,243
Loans and leases	1,821,736	8,307,687	—	10,129,423	—	10,129,423
Allowance for loan and lease losses	21,568	110,084	—	131,652	—	131,652
Total deposits	1,651,460	11,199,431	—	12,850,891	(169,741)	12,681,150

	As of and for the nine months ended September 30, 2005
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$70,353	$411,076	$6,858	$488,287	$(6,302)	$481,985
Interest expense	25,528	111,010	21,184	157,722	(6,302)	151,420

Net interest income	44,825	300,066	(14,326)	330,565	—	330,565
Provision for credit losses	6,637	12,894	—	19,531	—	19,531

Net interest income after provision for credit losses	38,188	287,172	(14,326)	311,034	—	311,034
Noninterest income	5,454	196,842	1,117	203,413	(5,518)	197,895
Noninterest expense	48,402	329,408	1,669	379,479	(5,518)	373,961

Income (loss) before income taxes	(4,760)	154,606	(14,878)	134,968	—	134,968
Income taxes	(1,496)	56,600	(5,162)	49,942	—	49,942

Net income (loss)	$(3,264)	$98,006	$(9,716)	$85,026	$—	$85,026

Total assets	$1,772,822	$12,590,284	$1,834,162	$16,197,268	$(1,712,349)	$14,484,919
Loans and leases	1,590,285	7,769,255	—	9,359,540	—	9,359,540
Allowance for loan and lease losses	18,193	108,104	—	126,297	—	126,297
Total deposits	1,416,287	10,767,104	—	12,183,391	(59,900)	12,123,491

Note C

Employee Benefits

BancShares recognized pension expense totaling $9,142 and $11,205, respectively, in the nine-month periods ended September 30, 2006 and 2005. Pension expense is included as a component of employee benefit expense.

	Nine months ended September 30,
	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$11,569	$10,240
Interest cost	13,328	12,185
Expected return on plan assets	(18,289)	(14,084)
Amortization of prior service cost	185	290
Recognized net actuarial loss	2,349	2,574

Net periodic benefit cost	$9,142	$11,205

The expected long-term rate of return on plan assets for 2006 and 2005 is 8.50 percent.

Note D

Derivative Financial Instruments

During the second quarter of 2006, BancShares entered into an interest rate swap that synthetically converts the variable interest rate on long-term borrowings issued in 2006 to a fixed rate. The interest rate swap is a derivative financial instrument that qualifies as a cash flow hedge under Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (Statement 133). The initial assessment required under Statement 133 concluded that there was no ineffectiveness for this interest rate swap, and there was no fair value at the inception of the swap.

At September 30, 2006, the interest rate swap, which has a notional amount of $115,000, had an estimated fair value of ($1,981). Based on the effectiveness test performed as of September 30, 2006, the swap was determined to be effective, and the change in the fair value was recorded as a component of other comprehensive income net of income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). BancShares is a financial holding company with two wholly-owned banking subsidiaries: First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and IronStone Bank (ISB), a federally-chartered thrift institution. FCB operates branches in North Carolina, Virginia, Tennessee, Maryland and West Virginia. ISB operates offices in Georgia, Florida, Texas, New Mexico, Arizona, California, Oregon, Washington and Colorado.

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

Based on our organization’s strengths, competitive position and strategic focus within the financial services industry, we believe opportunities for significant growth and expansion exist. We operate in diverse and growing geographic markets and believe that through focused strategic emphasis, competitive products and superior customer service, we can increase our business volumes and profitability. In recent years, we have concentrated our efforts on customers who own their own businesses, medical and other professionals and individuals who are financially active. We seek to increase fee income in areas such as merchant processing, working capital finance, insurance, cash management, wealth management and private banking services. We also focus on opportunities to generate income by providing various processing services to other banks.

We attempt to mitigate certain of the risks that can endanger our profitability and growth prospects. While we are attentive to all areas of risk, economic risk is especially problematic due to the lack of control and the likelihood of a material impact on our financial results. Specific economic risks include recession, rapid movements in interest rates, changes in the yield curve and significant shifts in inflation expectations. Compared to our larger competitors, our relatively small asset size and limited capital resources create a level of economic risk that requires constant and focused management attention.

Detailed information regarding the components of net income and other key financial data over the most recent five quarters is provided in Table 1. Tables 4 and 5 provide information on net interest income. Table 6 provides information related to asset quality.

Net income. BancShares realized an increase in earnings during the third quarter of 2006 compared to the third quarter of 2005. Consolidated net income during the third quarter of 2006 equaled $32.9 million, compared to $30.0 million earned during the corresponding period of 2005. The $3.0 million or 9.9 percent increase resulted from improved levels of net interest income and noninterest income and lower provision for credit losses, partially offset by higher noninterest expense. Net income per share during the third quarter of 2006 totaled $3.16, compared to $2.87 during the third quarter of 2005, a 10.1 percent increase. Return on average assets amounted to 0.84 percent for the third quarter of 2006, unchanged from the same period of 2005. Return on average equity for the third quarter of 2006 equaled 10.45 percent compared to 10.39 percent during the third quarter of 2005.

For the first nine months of 2006, BancShares recorded net income of $93.3 million, compared to $85.0 million earned during the first nine months of 2005. The $8.3 million or 9.7 percent increase was also the result of improved net interest income, higher noninterest income as well as lower provision for credit losses. These favorable variances were partially offset by higher noninterest expense. Net income per share for the first nine months of 2006 was $8.94, compared to $8.15 recorded during the same period of 2005. BancShares returned 0.83 percent on average assets during both the first nine months of 2006 and 2005. The annualized return on average equity amounted to 10.23 percent for the first nine months of 2006 compared to 10.16 percent during the same period of 2005.

FCB’s net income amounted to $104.2 million for the nine month period ended September 30, 2006, a 6.3 percent increase from the comparable period of 2005. Higher revenues more than offset the unfavorable impact of increased noninterest expenses.

ISB reported a net income of $654,000 during the first nine months of 2006, compared to a net loss of $3.3 million during the same period of 2005. Improved earnings for ISB have resulted from the favorable impact of loan growth, higher working capital finance fees and merchant income as well as lower provision for credit losses. Partially offsetting the favorable impact of these trends is a declining net yield on interest-earning assets resulting from the adverse impact of the flat yield curve. Due to added costs arising from anticipated franchise expansion and the pressure resulting from the flat yield curve, ISB’s profitability will likely remain low.

Shareholders’ equity. BancShares continues to exceed minimum regulatory capital standards, and the banking subsidiaries remain well-capitalized. During the past several years, the de novo growth of ISB has required the infusion of significant amounts of capital by BancShares to support its rapidly expanding balance sheet. BancShares infused $25.0 million into ISB during the first nine months of 2006. Since ISB was chartered in 1997, BancShares has provided $275.0 million in capital. Losses incurred since ISB’s inception total $28.6 million. BancShares’ prospective capacity to provide capital to support the growth and expansion of ISB is highly dependent upon FCB’s ability to return capital through dividends to BancShares.

Financial Summary	Table 1

(thousands, except per share data and ratios)	2006			2005		Nine Months Ended September 30
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2006	2005
Summary of Operations
Interest income	$214,650	$202,499	$190,001	$183,949	$173,534	$607,150	$481,985
Interest expense	96,773	83,566	72,183	66,731	59,306	252,522	151,420

Net interest income	117,877	118,933	117,818	117,218	114,228	354,628	330,565
Provision for credit losses	3,813	2,973	6,737	13,578	7,211	13,523	19,531

Net interest income after provision for credit losses	114,064	115,960	111,081	103,640	107,017	341,105	311,034
Noninterest income	72,605	69,609	65,749	65,457	68,106	207,963	197,895
Noninterest expense	134,865	135,207	131,712	125,395	128,665	401,784	373,961

Income before income taxes	51,804	50,362	45,118	43,702	46,458	147,284	134,968
Income taxes	18,877	18,650	16,461	15,866	16,505	53,988	49,942

Net income	$32,927	$31,712	$28,657	$27,836	$29,953	$93,296	$85,026

Net interest income-taxable equivalent	$118,345	$119,351	$118,226	$117,601	$114,603	$355,922	$331,655

Selected Quarterly Averages
Total assets	$15,473,638	$15,318,019	$14,694,936	$14,516,620	$14,160,391	$15,105,050	$13,699,234
Investment securities	3,072,113	2,964,308	2,896,711	2,938,833	2,764,377	2,978,353	2,396,451
Loans and leases	10,075,016	9,924,208	9,705,443	9,455,059	9,323,115	9,902,909	9,334,806
Interest-earning assets	13,820,610	13,522,235	13,129,313	13,024,871	12,750,494	13,493,251	12,314,757
Deposits	12,571,525	12,440,125	12,192,664	12,071,673	11,836,193	12,402,826	11,594,227
Interest-bearing liabilities	11,485,378	11,156,821	10,794,420	10,621,384	10,312,675	11,148,071	9,943,013
Long-term obligations	500,564	466,259	408,946	409,612	409,825	458,925	335,105
Shareholders’ equity	$1,250,197	$1,215,481	$1,191,820	$1,169,113	$1,143,391	$1,219,829	$1,118,609
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Selected Quarter-End Balances
Total assets	$15,629,243	$15,526,492	$15,095,210	$14,639,392	$14,484,919	$15,629,243	$14,484,919
Investment securities	3,118,025	3,024,780	2,896,962	2,929,516	2,871,731	3,118,025	2,871,731
Loans and leases	10,129,423	10,029,045	9,810,088	9,642,994	9,359,540	10,129,423	9,359,540
Interest-earning assets	13,818,528	13,685,530	13,455,968	13,053,522	12,996,027	13,818,528	12,996,027
Deposits	12,681,150	12,717,219	12,512,557	12,173,858	12,123,491	12,681,150	12,123,491
Interest-bearing liabilities	11,510,073	11,395,473	11,038,192	10,745,696	10,544,543	11,510,073	10,544,543
Long-term obligations	424,351	527,478	408,954	408,987	409,742	424,351	409,742
Shareholders’ equity	$1,272,254	$1,228,579	$1,203,366	$1,181,059	$1,158,885	$1,272,254	$1,158,885
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets	0.84%	0.84%	0.79%	0.76%	0.84%	0.83%	0.83%
Shareholders’ equity	10.45	10.46	9.75	9.45	10.39	10.23	10.16
Dividend payout ratio	8.70	9.05	10.00	10.30	9.58	9.23	10.12

Liquidity and Capital Ratios (averages)
Loans and leases to deposits	80.14%	79.78%	79.60%	78.32%	78.77%	79.84%	80.51%
Shareholders’ equity to total assets	8.08	7.93	8.11	8.05	8.07	8.08	8.17
Time certificates of $100,000 or more to total deposits	15.74	15.04	14.44	13.45	12.59	15.06	12.24

Per Share of Stock
Net income	$3.16	$3.04	$2.75	$2.67	$2.87	$8.94	$8.15
Cash dividends	0.275	0.275	0.275	0.275	0.275	0.825	0.825
Book value at period end	121.93	117.74	115.33	113.19	111.06	121.93	111.06
Tangible book value at period end	111.26	107.02	104.55	102.35	100.17	111.26	100.17

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

Interest-earning assets for the third quarter of 2006 averaged $13.82 billion, an increase of $1.07 billion or 8.4 percent from the third quarter of 2005. For the nine months ended September 30, 2006, interest-earning assets averaged $13.49 billion, an increase of $1.18 billion or 9.6 percent over the same period of 2005. These increases primarily resulted from growth in the loan and lease portfolio and investment securities.

Loans and leases. At September 30, 2006 and 2005, loans and leases totaled $10.13 billion and $9.36 billion, respectively. The $769.9 million growth in loans and leases from September 30, 2005 to September 30, 2006 primarily reflects growth within BancShares’ commercial and industrial, commercial mortgage and construction and land development lending. Table 2 details outstanding loans and leases by type for the past five quarters. During the twelve-month period from September 30, 2005 to September 30, 2006, FCB’s loan growth rate was 6.9 percent, compared to 14.6 percent at ISB. ISB’s rate of loan growth continues to exceed that of FCB due to the rapid increase in loan balances that are typically experienced during the initial three-year period after entry into new markets.

Commercial real estate loans totaled $3.63 billion at September 30, 2006, 35.8 percent of total loans and leases. This represents an increase of $161.1 million or 4.6 percent since September 30, 2005. Both FCB and ISB have experienced continuing demand for commercial real estate financing in recent quarters. A large percentage of our commercial real estate loans are secured by owner-occupied properties, and were underwritten based primarily upon the cash flow from the operation of the business rather than the value of the underlying real estate collateral.

During the 12-month period ended September 30, 2006, we also experienced a $414.9 million or 40.1 percent increase in commercial and industrial loans, generated primarily in ISB markets. In addition, we recorded $144.6 million in loans made in conjunction with the United States Department of Agriculture tobacco buyout program. Commercial and industrial loans totaled $1.45 billion at September 30, 2006, 14.3 percent of total loans and leases, compared to $1.03 billion at September 30, 2005.

Revolving mortgage loans totaled $1.33 billion at September 30, 2006, representing 13.1 percent of total loans outstanding. This component of the loan portfolio has decreased $44.1 million since September 30, 2005, a trend we largely attribute to the flat yield curve making long-term fixed-rate financing relatively attractive versus variable rate revolving loans.

During the third quarter of 2006, total loans and leases averaged $10.08 billion, an increase of $751.9 million or 8.1 percent from the comparable period of 2005. For the year-to-date, total loans and leases have averaged $9.90 billion for 2006 compared to $9.33 billion for the same period of 2005, an increase of $568.1 million or 6.1 percent increase over the prior year.

We continue to focus on expansion of banking services to the medical community. At September 30, 2006, 12.3 percent of our loan portfolio represented loans for office facilities, medical and dental equipment and other needs incidental to the respective area of practice. We do not believe that the focus on medical and dental lending presents an inappropriate risk to the overall quality of our loan and lease portfolio.

Our continuing growth in new markets has allowed us to mitigate our geographic concentration in North Carolina and Virginia. Although we are pleased with the diversification that we have realized through the growth of ISB, we are aware that, in the absence of rigorous underwriting and monitoring controls, rapid loan and lease growth in new markets may present incremental lending risks. During the expansion of ISB into new markets, we have endeavored to ensure that such controls are functioning effectively and will continue to place emphasis upon maintaining strong lending standards in new markets.

Outstanding Loans and Leases by Type	Table 2

	2006			2005
(thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Real estate:
Construction and land development	$833,505	$822,687	$821,477	$766,945	$716,176
Commercial mortgage	3,626,600	3,591,372	3,530,296	3,518,563	3,465,494
Residential mortgage	1,040,202	1,007,616	979,572	1,016,677	990,355
Revolving mortgage	1,331,055	1,368,584	1,359,483	1,368,729	1,375,145
Other mortgage	167,238	172,322	173,819	172,712	179,217

Total real estate	6,998,600	6,962,581	6,864,647	6,843,626	6,726,387
Commercial and industrial	1,448,554	1,417,341	1,326,182	1,193,349	1,033,650
Consumer	1,331,597	1,330,852	1,312,790	1,318,971	1,320,232
Lease financing	284,230	259,253	246,544	233,499	213,603
Other	66,442	59,018	59,925	53,549	65,668

Total loans and leases	10,129,423	10,029,045	9,810,088	9,642,994	9,359,540
Less allowance for loan and lease losses	131,652	130,532	130,222	128,847	126,297

Net loans and leases	$9,997,771	$9,898,513	$9,679,866	$9,514,147	$9,233,243

Investment securities. At September 30, 2006 and 2005, the investment securities portfolio totaled $3.12 billion and $2.87 billion, respectively. Total investment securities have increased 8.6 percent since September 30, 2005. Table 3 presents detailed information relating to the investment securities portfolio. During 2006, growth in deposits and master notes has exceeded loan demand, resulting in excess liquidity that has been invested in the investment securities portfolio. In addition to deposit growth, investable liquidity resulted from the $115.0 million in trust preferred securities issued during the second quarter of 2006.

Investment securities held to maturity totaled $287.2 million at September 30, 2006, compared to $696.9 million at September 30, 2005. This component of our investment securities portfolio continues to decline as securities mature and virtually all newly-purchased investment securities are classified as available for sale. The average maturity of the held-to-maturity portfolio increased from ten months at September 30, 2005 to thirteen months at September 30, 2006. Securities classified as held-to-maturity reflect BancShares’ ability and positive intent to hold those investments until maturity.

Investment securities available for sale totaled $2.83 billion at September 30, 2006, compared to $2.17 billion at September 30, 2005, a $656.0 million or 30.2 percent increase. Available-for-sale securities are reported at their aggregate fair value.

Income on interest-earning assets. Interest income amounted to $214.7 million during the third quarter of 2006, a $41.1 million or 23.7 percent increase from the third quarter of 2005. This increase resulted from higher yields as well as healthy growth in interest-earning assets. The taxable-equivalent yield on interest-earning assets increased 76 basis points from 5.42 percent in the third quarter of 2005 to 6.18 percent in the third quarter of 2006.

Loan interest income for the third quarter of 2006 was $175.3 million, an increase of $29.3 million or 20.0 percent from the third quarter of 2005, due to improved loan yields and growth in the loan portfolio. The taxable-equivalent yield on average loans grew from 6.24 percent to 6.93 percent from the third quarter of 2005 to the third quarter of 2006 due to higher market rates.

Within the investment securities portfolio, interest income amounted to $30.5 million during the third quarter of 2006 compared to $21.8 million during the third quarter of 2005, an increase of $8.7 million or 39.7 percent. The increase in interest income resulted from higher yields and growth in average investment securities. Average investment securities increased $307.7 million or 11.1 percent in the third quarter of 2006 when compared to the same period of 2005.

Overnight investments generated interest income of $8.9 million during the third quarter of 2006, compared to $5.7 million during the same period of 2005. The higher income is primarily the result of substantially higher yields.

Interest income totaled $607.2 million during the first nine months of 2006, a $125.2 million or 26.0 percent increase from the same period of 2005, the combined result of favorable rate and volume variances. The taxable-equivalent yield on interest-earning assets increased 78 basis points from 5.25 percent for the first nine months of 2005 to 6.03 percent during the same period of 2006. Higher market interest rates during 2006 contributed to the favorable rate variance.

Investment Securities	Table 3

	September 30, 2006				September 30, 2005
(thousands)	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield
Investment securities available for sale:
U. S. Government:
Within one year	$1,473,897	$1,460,075	0/5	3.47	$1,090,549	$1,073,866	0/4	2.85
One to five years	1,235,798	1,233,452	1/8	4.74	1,000,452	992,261	1/9	3.73
Five to ten years	6,383	6,153	6/9	4.88	125	120	5/10	5.44
Ten to twenty years	2,863	2,770	13/9	4.92	2,198	2,141	13/2	4.76
Over twenty years	51,667	50,492	28/5	5.35	28,823	28,477	28/5	5.34

Total	2,770,608	2,752,942	1/6	4.08	2,122,147	2,096,865	1/5	3.30

State, county and municipal:
Within one year	931	926	0/7	2.96	909	903	0/8	2.01
One to five years	2,309	2,283	2/7	3.91	3,077	3,046	2/10	3.54
Five to ten years	903	906	5/10	4.67	1,116	1,114	6/7	4.64
Ten to twenty years	—	—			—	—
Over twenty years	160	161	25/9	3.27	145	145	27/2	1.15

Total	4,303	4,276	3/10	3.84	5,247	5,208	3/11	3.44

Other
Within one year	—	—			—	—
One to five years	—	—			—	—
Ten to twenty years	10,920	10,920	11/8	11.08	11,586	12,226	12/2	11.18
Five to ten years	—	—			—	—

Total	10,920	10,920	11/8	11.08	11,586	12,226
Equity securities	35,695	62,672			34,416	60,504

Total investment securities available for sale	$2,821,526	$2,830,810			$2,173,396	$2,174,803

Investment securities held to maturity:
U. S. Government:
Within one year	$250,072	$248,673	0/5	3.34%	$435,535	$432,297	0/7	2.52%
One to five years	27,805	27,433	1/2	3.65	249,613	247,954	1/6	3.62
Five to ten years	47	47	9/8	6.74	—	—
Ten to twenty years	7,109	7,108	10/7	5.52	9,561	9,747	11/7	5.55
Over twenty years	355	345	22/3	7.15	397	394	23/2	7.25

Total	285,388	283,606	0/9	3.43	695,106	690,392	1/1	2.96

State, county and municipal:
Within one year	—	—			—	—
One to five years	148	154	2/7	5.88	147	155	3/7	5.88
Five to ten years	—	—			—	—
Ten to twenty years	1,429	1,556	11/7	6.02	1,425	1,567	12/7	6.02

Total	1,577	1,710	10/9	6.01	1,572	1,722	11/9	6.01

Other
Within one year	—	—			—	—
One to five years	250	250	1/10	3.25	250	250	2/10	7.75
Five to ten years	—	—			—	—

Total	250	250	1/10	3.25	250	250	2/10	7.75

Total investment securities held to maturity	287,215	285,566	1/1	2.97	696,928	692,364	1/1	2.97

Total investment securities	$3,108,741	$3,116,376			$2,870,324	$2,867,167

Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income tax purposes and 6.9% for state income taxes for all periods.

For the nine months ended September 30, 2006, loan interest income was $501.7 million, an increase of $83.9 million or 20.1 percent from the same period of 2005. The increase in interest income reflects higher interest rates and growth in the loan portfolio. For the first nine months of 2006, the taxable-equivalent loan yield was 6.79 percent compared to 6.00 percent during the same period of 2005, up 79 basis points.

For the nine months ended September 30, 2006, income earned on the investment securities portfolio amounted to $83.1 million, compared to $51.3 million during the same period of 2005, an increase of $31.8 million or 62.0 percent. This increase is the combined result of an 86 basis point increase in the taxable-equivalent yield and a $581.9 million increase in average investment securities. Due to a 193 basis point yield increase, interest earned on overnight investments increased by $9.4 million, or 73.0 percent, during the first nine months of 2006 compared to the same period of 2005.

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

During the third quarter of 2006, interest-bearing liabilities averaged $11.49 billion, an increase of $1.17 billion or 11.4 percent from the third quarter of 2005. This increase primarily resulted from higher levels of time deposits as customers shifted funds from money market and other short-term deposit products to time deposits in order to take advantage of higher market interest rates. Master notes also experienced strong growth due to customer demand.

Deposits. At September 30, 2006, total deposits were $12.68 billion, an increase of $557.7 million or 4.6 percent over September 30, 2005. Interest-bearing deposits averaged $9.94 billion during the third quarter of 2006 compared to $9.24 billion during the third quarter of 2005, an increase of $699.1 million or 7.6 percent. Average time deposits increased $873.1 million or 20.5 percent to $5.14 billion while money market balances remained stable at $2.68 billion. Average balances of both savings and Checking With Interest declined as compared to the same quarter of 2005.

For the first nine months of 2006, interest-bearing deposits averaged $9.78 billion compared to $9.06 billion during the same period of 2005. This $712.2 million or 7.9 percent increase results from substantial growth in time deposits due to customer rotation of liquidity from short-term deposit instruments.

Short-term borrowings. At September 30, 2006, short-term borrowings totaled $1.13 billion compared to $696.9 million at September 30, 2005. For the quarters ended September 30, 2006 and 2005, short-term borrowings averaged $1.04 billion and $661.4 million, respectively. The $382.8 million or 57.9 percent increase in average short-term borrowings is the result of the growth in master notes. Customer interest in these commercial cash management products has improved due to increased interest rates making these sweep products attractive investment alternatives. A similar increase was noted in average balances for the nine-month period ended September 30, 2006 versus September 30, 2005.

Long-term obligations. At September 30, 2006 and 2005, long-term obligations totaled $424.4 million and $409.7 million, respectively. The increase reflects the impact of $115 million in trust preferred securities issued during the second quarter of 2006.

For September 30, 2005, long-term obligations included $100.0 million in trust preferred capital securities issued in 2001 (the 2001 Securities). The 2001 Securities had a scheduled maturity date in 2031, but were called on October 31, 2006. The 2001 Securities were included in other short-term borrowings as of September 30, 2006.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Third Quarter	Table 4

	2006			2005			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$10,075,016	$175,723	6.93%	$9,323,115	$146,355	6.24%	$12,463	$16,905	$29,368
Investment securities:
U. S. Government	2,993,301	29,615	3.93	2,689,999	21,031	3.10	2,663	5,921	8,584
State, county and municipal	5,828	81	5.51	6,808	90	5.24	(13)	4	(9)
Other	72,984	846	4.60	67,570	746	4.38	61	39	100

Total investment securities	3,072,113	30,542	3.94	2,764,377	21,867	3.14	2,711	5,964	8,675
Overnight investments	673,481	8,853	5.22	663,002	5,687	3.40	107	3,059	3,166

Total interest-earning assets	$13,820,610	$215,118	6.18%	$12,750,494	$173,909	5.42%	$15,281	$25,928	$41,209

Liabilities
Deposits:
Checking With Interest	$1,486,969	$462	0.12%	$1,572,391	$489	0.12%	$(26)	$(1)	$(27)
Savings	631,265	337	0.21	734,836	384	0.21	(51)	4	(47)
Money market accounts	2,684,308	21,693	3.21	2,669,273	13,871	2.06	81	7,741	7,822
Time deposits	5,138,065	53,498	4.13	4,264,966	32,732	3.04	7,869	12,897	20,766

Total interest-bearing deposits	9,940,607	75,990	3.03	9,241,466	47,476	2.04	7,873	20,641	28,514
Federal funds purchased	35,235	448	5.04	47,619	400	3.33	(131)	179	48
Repurchase agreements	231,291	2,142	3.67	144,583	689	1.89	609	844	1,453
Master notes	693,344	7,820	4.47	413,929	2,804	2.69	2,527	2,489	5,016
Other short-term borrowings	84,337	1,391	6.54	55,253	480	3.45	367	544	911
Long-term obligations	500,564	8,982	7.18	409,825	7,457	7.28	1,639	(114)	1,525

Total interest-bearing liabilities	$11,485,378	$96,773	3.34%	$10,312,675	$59,306	2.28%	$12,884	$24,583	$37,467

Interest rate spread			2.84%			3.14%

Net interest income and net yield on interest-earning assets		$118,345	3.40%		$114,603	3.57%	$2,397	$1,345	$3,742

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35.0% and state income tax rate of 6.9% for each period. The taxable-equivalent adjustment was $468 for 2006 and $375 for 2005.

Expense on interest-bearing liabilities. BancShares’ interest expense amounted to $96.8 million during the third quarter of 2006, a $37.5 million or 63.2 percent increase from the third quarter of 2005. The higher interest expense was the result of higher deposit funding costs caused by escalating market rates and higher average balances of interest-bearing liabilities. The rate on interest-bearing liabilities was 3.34 percent during the third quarter of 2006 compared to 2.28 percent during the same period of 2005.

For the year-to-date, interest expense was $252.5 million, compared to $151.4 million for the same period of 2005. The $101.1 million or 66.8 percent increase results from higher interest rates and higher average volume. The rate on interest-bearing liabilities increased from 2.04 percent during the first nine months of 2005 to 3.03 percent for the same period of 2006, a 99 basis point increase. During 2006, money market deposits have experienced a 106 basis point rate increase, while the rate on time deposits increased 104 basis points.

NET INTEREST INCOME

Net interest income totaled $117.9 million during the third quarter of 2006, an increase of $3.6 million or 3.2 percent from the $114.2 million recorded during the third quarter of 2005. On a linked quarter basis, current quarter net interest income declined by $1.1 million, or 0.9 percent as compared the second quarter of 2006. The taxable-equivalent net yield on interest-earning assets was 3.40 percent for the third quarter of 2006, down 14 basis points from the previous quarter and 17 basis points from the third quarter of 2005. Net interest income equaled $354.6 million and $330.6 million for the nine-month periods ended September 30, 2006 and 2005, respectively, an increase of $24.1 million or 7.3 percent. The taxable-equivalent net yield on interest-earning assets decreased 7 basis points from 3.60 percent during the first nine months of 2005 to 3.53 percent during the same period of 2006. For both the third quarter and the first nine months of 2006, the unfavorable impact of the flat yield curve and the growing net short-term liability-sensitivity of our balance sheet caused the net yields to decline despite the growth in net interest income.

Our asset/liability management strategy continues to focus on maintaining high levels of balance sheet liquidity and managing our interest rate risk. We maintain portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing characteristics that are designed to protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure.

Due to customer preference for fixed-rate commercial loans, rate ceilings that are limiting the repricing of variable rate loans, and surges in shorter-term deposit balances, our interest-sensitivity position has shifted from a net asset-sensitive position to a net liability-sensitive position. Based upon recent trends, it appears that the net liability-sensitivity position will continue to grow into 2007. Assuming no other changes, a net liability sensitive position indicates that rising market interest rates would likely cause a contraction in the net yield on interest-earning assets and, thus, net interest income will decline. Falling market interest rates would create a reverse impact. Changes in the slope of the yield curve and shifts in the mix of interest-earning assets and interest-bearing liabilities may cause actual results to vary.

Historically, we have managed our interest rate risk through decisions regarding pricing and availability of our loan and deposit products and through selected balance sheet management activities such as sales of certain long-term fixed rate residential and revolving loans. We have not relied on interest rate floors, collars or other derivative financial instruments to hedge interest rate sensitivity and interest rate risk. However, during the second quarter of 2006, in conjunction with the issuance of $115.0 million in trust preferred securities, we entered into an interest rate swap to synthetically convert the variable rate coupon of the securities to a fixed rate of 7.125% for a period of five years.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Nine Months	Table 5

	2006			2005			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$9,902,909	$502,877	6.79%	$9,334,806	$418,743	6.00%	$27,236	$56,898	$84,134
Investment securities:
U. S. Government	2,899,001	80,484	3.71	2,330,138	49,621	2.85	14,000	16,863	30,863
State, county and municipal	6,284	252	5.36	7,399	283	5.11	(44)	13	(31)
Other	73,068	2,460	4.50	58,914	1,495	3.39	417	548	965

Total investment securities	2,978,353	83,196	3.73	2,396,451	51,399	2.87	14,373	17,424	31,797
Overnight investments	611,989	22,371	4.89	583,500	12,933	2.96	823	8,615	9,438

Total interest-earning assets	$13,493,251	$608,444	6.03%	$12,314,757	$483,075	5.25%	$42,432	$82,937	$125,369

Liabilities
Deposits:
Checking With Interest	$1,537,549	$1,411	0.12%	$1,563,338	$1,428	0.12%	$(20)	$3	$(17)
Savings	664,105	1,056	0.21	746,603	1,140	0.20	(132)	48	(84)
Money market accounts	2,659,822	56,397	2.83	2,631,523	34,851	1.77	529	21,017	21,546
Time deposits	4,914,240	140,735	3.83	4,122,007	85,903	2.79	19,650	35,182	54,832

Total interest-bearing deposits	9,775,716	199,599	2.73	9,063,471	123,322	1.82	20,027	56,250	76,277
Federal funds purchased	40,767	1,434	4.70	44,839	952	2.84	(114)	596	482
Repurchase agreements	196,162	4,929	3.36	138,274	1,496	1.45	1,043	2,390	3,433
Master notes	606,824	18,915	4.17	305,838	5,248	2.29	7,261	6,406	13,667
Other short-term borrowings	69,677	2,692	5.17	55,486	1,288	3.10	437	967	1,404
Long-term obligations	458,925	24,953	7.25	335,105	19,114	7.61	6,905	(1,066)	5,839

Total interest-bearing liabilities	$11,148,071	$252,522	3.03%	$9,943,013	$151,420	2.04%	$35,559	$65,543	$101,102

Interest rate spread			3.00%			3.21%

Net interest income and net yield on interest-earning assets		$355,922	3.53%		$331,655	3.60%	$6,873	$17,394	$24,267

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35.0% and state income tax rate of 0.0% for each period. The taxable-equivalent adjustment was $1,294 for 2006 and $1,090 for 2005.

ASSET QUALITY

The maintenance of excellent asset quality is one of our primary areas of operational focus. Historically, we have dedicated significant resources to ensuring that we are prudent in our lending practices. Accordingly, we have focused on asset quality as a key performance measure. Table 6 provides asset quality information for the past five quarters and for the year-to-date for 2006 and 2005.

Nonperforming assets. At September 30, 2006, BancShares’ nonperforming assets, consisting of nonaccrual loans and other real estate, amounted to $25.1 million or 0.25 percent of loans plus other real estate compared to $15.9 million at September 30, 2005. Nonaccrual loans totaled $18.3 million at September 30, 2006, compared to $11.1 million at September 30, 2005, the increase primarily resulting from the fourth quarter 2005 classification of a single large commercial relationship as nonaccrual. Other real estate totaled $6.7 million at September 30, 2006, compared to $4.8 million at September 30, 2005. The increase in other real estate is attributable to the transfer from premises and equipment of certain parcels of land that were initially acquired for branch sites. The transfer resulted from the subsequent decision to abandon plans for branch offices at these locations. We closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

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

At September 30, 2006, the allowance for credit losses amounted to $138.2 million or 1.36 percent of loans outstanding. This compares to $133.2 million or 1.42 percent at September 30, 2005.

The provision for credit losses charged to operations during the third quarter of 2006 equaled $3.8 million, compared to $7.2 million during the third quarter of 2005, a decrease of $3.4 million or 47.1 percent. Net charge-offs for the three months ended September 30, 2006 totaled $2.7 million, compared to net charge-offs of $7.2 million during the same period of 2005. On an annualized basis, these net charge-offs represent 0.11 percent and 0.30 percent of average loans and leases outstanding during the respective periods.

For the nine-month periods ended September 30, total provision for credit losses equaled $13.5 million for 2006 and $19.5 million for 2005, a decrease of $6.0 million or 30.8 percent. The reduction in provision expense resulted primarily from lower net charge-offs. Net charge-offs for the nine-month period ended September 30, 2006 totaled $11.0 million, compared to $15.6 million during the same period of 2005. As a percentage of average loans and leases outstanding, these losses represent 0.15 percent for 2006 and 0.22 percent for 2005 on an annualized basis.

We consider the established allowance for credit losses adequate to absorb losses inherent in the loan and lease portfolio at September 30, 2006. While we use available information to establish provisions for credit losses, future additions to the allowance may be necessary based on changes in economic conditions or other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require the recognition of adjustments based on their judgments of information available to them at the time of their examination.

Summary of Loan and Lease Loss Experience and Risk Elements	Table 6

	2006			2005		Nine Months Ended September 30
(thousands, except ratios)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2006	2005
Allowance for credit losses at beginning of period	$137,121	$137,145	$135,770	$133,220	$133,218	$135,770	$130,832
Provision for credit losses	3,813	2,973	6,737	13,578	7,211	13,523	19,531
Adjustments	—	—	—	—	(48)	—	(1,585)
Net charge-offs:
Charge-offs	(4,189)	(4,933)	(7,053)	(12,408)	(8,305)	(16,175)	(20,099)
Recoveries	1,501	1,936	1,691	1,380	1,144	5,128	4,541

Net charge-offs	(2,688)	(2,997)	(5,362)	(11,028)	(7,161)	(11,047)	(15,558)

Allowance for credit losses at end of period	$138,246	$137,121	$137,145	$135,770	$133,220	$138,246	$133,220

Allowance for credit losses includes:
Allowance for loan and lease losses	$131,652	$130,532	$130,222	$128,847	$126,297	$131,652	$126,297
Liability for unfunded credit commitments	6,594	6,589	6,923	6,923	6,923	6,594	6,923

Allowance for credit losses at end of period	$138,246	$137,121	$137,145	$135,770	$133,220	$138,246	$133,220

Historical Statistics
Average loans and leases	$10,075,016	$9,924,208	$9,705,443	$9,455,059	$9,323,115	$9,902,909	$9,334,806
Loans and leases at period-end	10,129,423	10,029,045	9,810,088	9,642,994	9,359,540	10,129,423	9,359,540

Risk Elements
Nonaccrual loans and leases	$18,348	$15,573	$15,844	$18,969	$11,065	$18,348	$11,065
Other real estate	6,711	8,461	5,573	6,753	4,843	6,711	4,843

Total nonperforming assets	$25,059	$24,034	$21,417	$25,722	$15,908	$25,059	$15,908

Accruing loans and leases 90 days or more past due	$6,974	$7,534	$6,729	$9,180	$7,712	$6,974	$7,712

Ratios
Net charge-offs (annualized) to average total loans and leases	0.11%	0.12%	0.22%	0.46%	0.30%	0.15%	0.22%
Percent of total loans and leases at period-end:
Allowance for loan and lease losses	1.29	1.30	1.33	1.34	1.35	1.30	1.35
Liability for unfunded credit commitments	0.07	0.07	0.07	0.07	0.07	0.07	0.07

Allowance for credit losses	1.36	1.37	1.40	1.41	1.42	1.36	1.42

Nonperforming assets to total loans plus other real estate	0.25	0.24	0.22	0.27	0.17	0.25	0.17

NONINTEREST INCOME

The growth of noninterest income is essential to our ability to sustain adequate levels of profitability. The primary sources of noninterest income are cardholder and merchant services income, service charges on deposit accounts, various types of commission-based income including the sale of investments by our broker-dealer subsidiaries, fees from processing services for client banks, various types of revenues derived from wealth management services and mortgage income. Noninterest income also includes gains and losses resulting from securities transactions, gains recognized from the securitization and sale of loans and gains recognized on branch sales.

During the first nine months of 2006, noninterest income was $208.0 million, compared to $197.9 million during the same period of 2005. The $10.1 million or 5.1 percent increase resulted from higher cardholder and merchant services income, commission income and fees from processing services. The favorable variances in these areas more than offset the impact of reductions in service charge income.

Cardholder and merchant services income increased $8.3 million from $55.6 million earned in the first nine months of 2005 to $63.9 million in the first nine months of 2006. This 14.9 percent increase in cardholder income was due to higher merchant discount and interchange fees for debit and credit card transactions.

Commission income totaled $24.7 million during the first nine months of 2006, compared to $19.5 million during the first nine months of 2005. This $5.2 million or 26.7 percent increase reflects higher fees from our broker-dealer subsidiaries due in part to stronger sales activity during 2006.

In the first nine months of 2006, fees from processing services produced $22.0 million in noninterest income, an increase of $3.2 million or 16.7 percent from the same time period in 2005. New item processing clients and higher transaction volume for processed banks accounted for the favorable variance.

Trust and asset management fees contributed an additional $1.6 million during the first nine months of 2006 compared to the same period of 2005. This increase represents an 11.4 percent increase over the same period of 2005, the result of higher fees earned for various trust, fiduciary and asset management services.

Other income decreased $3.1 million during the first nine months of 2006. During 2005, other income included a gain of $2.9 million resulting from the securitization and sale of revolving mortgage loans. There were no securitization and sale transactions in 2006. During 2006, other income included a $936,000 gain that resulted from sale of a branch.

Service charge income decreased $3.4 million or 5.9 percent from the $57.9 million earned during the first nine months of 2005. Much of the reduction relates to commercial service charge income, which has declined as interest rates have increased for accounts subject to commercial analysis.

During the third quarter of 2006, noninterest income was $72.6 million, a $4.5 million or 6.6 percent increase over the $68.1 million earned during the third quarter of 2005. Cardholder and merchant services income increased $3.0 million or 15.0 percent during 2006 due to higher merchant discount and interchange income for debit and credit transactions. Commission income increased $1.8 million due to improved broker-dealer revenues generated during 2006. Fees from processing services increased $1.2 million or 18.7 percent.

Partially offsetting these increases, service charges on deposit accounts decreased $1.5 million or 7.8 percent during the third quarter of 2006 due to reductions in commercial service charge income.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefit costs, occupancy costs related to branch offices and support facilities, equipment costs and other operating costs. Noninterest expense amounted to $401.8 million for the first nine months of 2006, a 7.4 percent increase over the $374.0 million recorded during the same period of 2005. The $27.8 million increase in noninterest expense results from higher personnel and general operating costs. ISB noninterest expenses increased $6.0 million or 12.4 percent over 2005 due to branch expansion.

Salary expense increased $13.1 million during 2006 when compared to the same period of 2005. This 8.2 percent increase is due to higher incentive compensation costs and incremental staff costs for new branch offices in both FCB, ISB and support functions. Incentive compensation increased $3.1 million or 29.3 percent during the first nine months of 2006, primarily due to higher wealth management incentives. ISB’s salary expense increased $2.5 million or 12.4 percent as additional personnel costs were incurred to staff new offices.

Employee benefits expense decreased $598,000 or 1.5 percent during the first nine months of 2006, compared to the corresponding period of 2005. This reduction reflects the favorable impact of a $2.1 million reduction in pension expense and the absence of a $1.8 million expense recorded during 2005 to adjust the accrued liability for a post-retirement benefit plan for certain executive officers. These items were partially offset by a $2.6 million increase in health and disability costs.

Occupancy expense increased $3.6 million to $38.6 million during the first nine months of 2006. This 10.4 percent increase resulted from higher depreciation and rent expense for branch facilities and incremental costs associated with a new corporate headquarters building. As a result of additional locations, ISB’s occupancy expense increased $1.4 million or 16.7 percent during 2006.

Other expenses increased $10.1 million or 9.8 percent during the first nine months of 2006 when compared to the first nine months of 2005. Increases in other noninterest expense occurred in cardholder processing costs, courier expense and costs related to various cardholder loyalty programs.

For the third quarter of 2006, noninterest expense totaled $134.9 million, a $6.2 million or 4.8 percent increase over the same period of 2005. Salary expense totaled $59.3 million during the third quarter of 2006, an increase of $3.7 million or 6.6 percent due primarily to costs for new associates hired to support the continuing branch expansion. Occupancy expense increased $1.3 million or 10.4 percent due to higher building costs.

INCOME TAXES

BancShares continually monitors and evaluates the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. On a periodic basis, we evaluate our income tax positions based on current tax law, positions taken by various tax auditors within the jurisdictions that BancShares is required to file income tax returns as well as potential or pending audits or assessments by tax auditors.

For the third quarters of 2006 and 2005, the effective tax rates were 36.4 percent and 35.5 percent, respectively. The effective tax rates for the nine-month periods ended September 30, 2006 and 2005 were 36.7 percent and 37.0 percent, respectively.

LIQUIDITY

BancShares has historically maintained a strong focus on liquidity, and our deposit base represents our primary liquidity source. Through our deposit pricing strategies, we have the ability to stimulate or curtail deposit growth. BancShares also maintains additional sources for borrowed funds through federal funds lines of credit and other borrowing facilities. At September 30, 2006, BancShares had access to $525.0 million in unfunded borrowings through its correspondent bank network.

Once we have satisfied our loan demand, residual liquidity is invested in overnight and longer-term investment products. Investment securities available for sale provide immediate liquidity as needed. In addition, investment securities held to maturity provide an ongoing liquidity source based on the scheduled maturity dates of the securities.

On October 31, 2006, BancShares redeemed $100.0 million of trust preferred securities that had been issued in 2001.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

BancShares continues to exceed all minimum regulatory capital requirements, and the banking subsidiaries remain well-capitalized. At September 30, 2006 and 2005, the leverage capital ratio of BancShares was 9.90 percent and 9.22 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares’ Tier 1 capital ratio was 13.61 percent at September 30, 2006, and 12.51 percent as of September 30, 2005. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratio was 16.07 percent at September 30, 2006 and 15.08 percent as of September 30, 2005. The minimum total capital ratio is 8 percent.

The trust preferred securities issued during the second quarter of 2006 qualify as Tier 1 capital under current regulatory guidelines. As a result, BancShares’ total capital ratio was further strengthened by that transaction. However, due to the October 31, 2006 redemption of the $100.0 million in trust preferred securities issued during 2001, BancShares’ capital ratios will decline. BancShares, FCB and ISB will remain well-capitalized following the redemption.

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

ISB. ISB’s total assets increased from $1.78 billion at September 30, 2005 to $2.06 billion at September 30, 2006, an increase of $282.7 million or 15.9 percent. ISB’s net interest income increased $5.2 million or 11.5 percent during the first nine months of 2006, when compared to the same period of 2005, the result of higher loan yields and higher levels of average loans and leases. Provision for credit losses decreased $4.3 million or 64.4 percent due to lower net charge-offs and reduced loan growth.

ISB’s noninterest income increased $2.8 million or 51.5 percent during the first nine months of 2006, due to higher working capital finance and cardholder and merchant services income, partially offset by a reduction in mortgage income. Noninterest expense increased $6.0 million or 12.4 percent during 2006, caused by higher personnel, occupancy and card processing costs. Higher personnel and occupancy result from the continuing expansion of the ISB branch network .

ISB recorded net income of $654,000 during the first nine months of 2006 compared to a net loss of $3.3 million during the same period of 2005. This represents a favorable variance of $3.9 million, the result of a higher revenues and lower provision costs.

ISB continues to evaluate both existing and new markets for expansion. As such growth occurs, ISB will continue to incur incremental personnel and occupancy costs. As a result of the de novo status of much of the ISB franchise and plans for continued expansion, ISB’s profitability will likely remain low for the foreseeable future.

FCB. FCB’s total assets increased from $12.59 billion at September 30, 2005 to $13.43 billion at September 30, 2006, an increase of $842.0 million or 6.7 percent. FCB’s net interest income increased $21.6 million or 7.2 percent during the first nine months of 2006, the result of higher loan yields and loan growth. Provision for credit losses decreased $1.7 million or 13.5 percent due to lower net charge-offs.

FCB’s noninterest income increased $8.3 million or 4.2 percent during the first nine months of 2006, primarily the result of cardholder and merchant income and commission income. Noninterest expense increased $22.7 million or 6.9 percent during the first nine months of 2006, primarily due to higher personnel, occupancy and card processing costs.

FCB recorded net income of $104.2 million during the first nine months of 2006 compared to $98.0 million during the same period of 2005. This represents a $6.2 million or 6.3 percent increase in net income, reflecting the favorable impact on net interest income of increases in market interest rates during the past 12 months.

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

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies uncertainty in income taxes recognized by establishing a recognition threshold and a measurement attribute for the financial statement treatment of a tax position taken or expected to be taken in a tax return. FIN 48 is effective January 1, 2007. We continue to evaluate the impact that FIN 48 may ultimately have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 does not require any new fair value measurements, but clarifies and standardizes some divergent practices that have emerged since prior guidance was issued. Statement 157 will become effective for BancShares on January 1, 2008. There will be no material impact on our consolidated financial statements.

In September 2006, the FASB issued Summary of Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (Statement 158). Statement 158 requires sponsors of defined benefit and other post-retirement plans to recognize the overfunded or underfunded status of that plan as an asset or liability in the sponsor’s statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The recognition of the funded status of the defined benefit plan and additional disclosures outlined in Statement 158 will be included in BancShares’ December 31, 2006 consolidated financial statements. The impact of that recognition will not be known until the fair value of the plan assets is known. Statement 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, although that requirement is not effective until 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of September 30, 2006, BancShares’ market risk profile has not changed significantly from December 31, 2005. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares’ internal control over financial reporting occurred during the third quarter of 2006 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II

Item 6. Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2006	FIRST CITIZENS BANCSHARES, INC. (Registrant)

	By:	/s/ Kenneth A. Black
Kenneth A. Black
Vice President, Treasurer
and Chief Financial Officer