Form 10-K
period 2006-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2007-02-28
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 0-16471

FIRST CITIZENS BANCSHARES, INC.

(Exact name of Registrant as specified in the charter)

Delaware	56-1528994
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

4300 Six Forks Road

Raleigh, North Carolina 27609

(Address of Principal Executive Offices, Zip Code)

(919) 716-7000

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to:
Section 12(b) of the Act:	Class A Common Stock, Par Value $1
Section 12(g) of the Act:	Class B Common Stock, Par Value $1
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

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,205,145,350.

On February 27, 2007, there were 8,756,778 outstanding shares of the Registrant’s Class A Common Stock and 1,677,675 outstanding shares of the Registrant’s Class B Common Stock.

Portions of the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated in Part III of this report.

CROSS REFERENCE INDEX

			Page
PART 1	Item 1	Business	3
	Item 1A	Risk Factors	6
	Item 1B	Unresolved Staff Comments	None
	Item 2	Properties	6
	Item 3	Legal Proceedings	35
	Item 4	Submission of Matters to a Vote of Security Holders	None
PART II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6
	Item 6	Selected Financial Data	10
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-37
	Item 7A	Quantitative and Qualitative Disclosures about Market Risk	29-30
	Item 8	Financial Statements and Supplementary Data
		Report of Independent Registered Public Accounting Firm	38
		Management’s Annual Report on Internal Control over Financial Reporting	39
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	40
		Consolidated Balance Sheets at December 31, 2006 and 2005	41
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2006	42
		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2006	43
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006	44
		Notes to Consolidated Financial Statements	45-69
		Quarterly Financial Summary for 2006 and 2005	33
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	7
	Item 9B	Other Information	None
PART III	Item 10	Directors and Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions and Director Independence	*
	Item 14	Principal Accounting Fees and Services	*
PART IV	Item 15	Exhibits, Financial Statement Schedules
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.

*	Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Code of Ethics,’ ‘Committees of our Board—General,’ and ‘—Audit and Compliance Committee’, ‘Executive Officers’ and ‘Section 16(a) Beneficial Ownership Reporting Compliance from the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders (2007 Proxy Statement) .

Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Compensation Discussion and Analysis,’ ‘Compensation Committee Report,’ ‘Executive Compensation,’ and ‘Director Compensation,’ of the 2007 Proxy Statement.

Information required by Item 12 is incorporated herein by reference to the information that appears under the heading ‘Beneficial Ownership of Our Common Stock’ of the 2007 Proxy Statement.

Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2007 Proxy Statement.

Information required by Item 14 is incorporated by reference to the information that appears under the caption ‘Services and Fees During 2006 and 2005’ of the 2007 Proxy Statement.

Business

First Citizens BancShares, Inc. (BancShares) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (First Citizens Bank or FCB), its banking subsidiary. FCB opened in 1898 as the Bank of Smithfield, Smithfield, North Carolina, and through a series of mergers and name changes, it later became First-Citizens Bank & Trust Company. As of December 31, 2006, FCB operated 340 offices in North Carolina, Virginia, West Virginia, Maryland and Tennessee.

On April 28, 1997, BancShares launched Atlantic States Bank (ASB), a federally chartered thrift institution. During 2004, ASB changed its name to IronStone Bank (ISB). ISB branches were initially concentrated within the metropolitan Atlanta, Georgia market. In 1999, ISB expanded its presence into Florida, focusing initially on selected markets in southwest Florida. The targeted market areas within Florida have grown to now include Jacksonville, West Palm Beach and Fort Lauderdale. During 2002, ISB continued its expansion into high-growth markets by opening offices in Austin, Texas.

During 2003, ISB opened offices in Scottsdale, Arizona, the San Diego, Newport Beach and LaJolla communities in Southern California and Sacramento in Northern California. ISB continued its expansion in 2004 and 2005 by opening branch facilities in Denver, Colorado; Albuquerque, New Mexico; Santa Fe, New Mexico; Portland, Oregon; and Seattle, Washington. These markets have been selected based on their strong anticipated economic growth rates and the desire to bring a bank with a focus on customer service in these communities. At December 31, 2006, ISB had 56 offices. During 2006, ISB received approval to expand into Houston, Texas. During early 2007, ISB requested regulatory approval to open branch offices in Dallas, Texas; Oklahoma City, Oklahoma; Kansas City, Missouri; and Kansas City, Kansas.

BancShares’ executive offices are located at 4300 Six Forks Road, Raleigh, North Carolina 27609, and its telephone number is (919) 716-7000. Although BancShares does not maintain a dedicated website, information regarding BancShares is available at FCB’s website, www.firstcitizens.com. At December 31, 2006, BancShares and its subsidiaries employed a full-time staff of 3,942 and a part-time staff of 822 for a total of 4,764 employees.

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

First Citizens Bank, National Association, which was the issuing and processing bank for retail credit cards and provided processing services for merchants, was merged into FCB during 2006. On January 1, 2007, American Guaranty Insurance Company, a wholly-owned subsidiary of BancShares that provides property and casualty insurance, and Triangle Life Insurance Company, a wholly-owned subsidiary of FCB that provides credit-related life insurance, were sold to a third party.

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

The Gramm-Leach-Bliley Act (GLB Act) adopted by Congress during 1999 expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. The GLB Act permits bank holding companies to become “financial holding companies” and expands activities in which banks and bank holding companies may participate, including opportunities to affiliate with securities firms and insurance companies. During 2000, BancShares became a financial holding company. The GLB Act also contains extensive customer privacy protection provisions which require banks to adopt and implement policies and procedures for the protection of the financial privacy of their customers, including procedures that allow customers to elect that certain financial information not be disclosed to certain persons.

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

Under the Federal Deposit Insurance Reform Act of 2005 (FDIRA), the FDIC uses a risk-based assessment system to determine the amount of a bank’s deposit insurance assessment based on an evaluation of the probability that the deposit insurance fund (DIF) will incur a loss with respect to that bank. The evaluation considers risks attributable to different categories and concentrations of the bank’s assets and liabilities and other factors the FDIC considers to be relevant, including information obtained from the bank’s federal and state banking regulators.

The FDIC is responsible for maintaining the adequacy of the DIF, and the amount paid by a bank for deposit insurance is influenced not only by the assessment of the risk it poses to the DIF, but also by the adequacy of the insurance fund to cover the risk posed by all insured institutions. FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the DIF. Additionally, under the FDIA, the FDIC may terminate a bank’s deposit insurance if it finds that the bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated applicable laws, regulations, rules, or orders.

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

Risk Factors

Certain risk factors that we believe apply to our business and to an investment in our common stock are described below. In addition to those risk factors and investment risks that apply to any financial institution, our business, financial condition and operating results could be harmed by other risks, including risks we have not yet identified or that we may believe are immaterial or unlikely.

As a publicly-traded security, the value of our stock moves up and down based on trends or market expectations that may affect a broad range of equity investments, specific industries, or individual securities. These movements may result from external disclosures about various topics, such as economic growth, interest rates, employment or inflation.

Movements in our stock price may also result from our own activities, by our earnings or by changes in strategies or management. In conjunction with our investment in ISB over the past ten years, we have entered new markets that are not adjacent to our existing footprint. Losses generated by ISB as it continues its de novo growth have adversely impacted net income. In addition to the impact on net income, the geographic dispersion of these markets represents additional shareholder risk.

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

Properties

As of December 31, 2006, BancShares’ subsidiary financial institutions operated branch offices at 396 locations in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Florida, Georgia, Texas, Arizona, California, New Mexico, Colorado, Oregon and Washington. BancShares owns many of the buildings and leases other facilities from third parties. In early 2007, ISB announced plans to expand into four new markets: Dallas, Texas; Oklahoma City, Oklahoma; Kansas City, Missouri; and Kansas City, Kansas.

Additional information relating to premises, equipment and lease commitments is set forth in Note E of BancShares’ consolidated financial statements.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BancShares’ Class A and Class B common stock is traded in the over-the-counter market, and the Class A common stock is listed on the NASDAQ Global Select Market under the symbol FCNCA. The Class B common stock is quoted on the OTC Bulletin Board under the symbol FCNCB. As of December 31, 2006, there were 2,240 holders of record of the Class A common stock, and 412 holders of record of the Class B common stock.

The per share cash dividends declared by BancShares and the high and low sales prices for each quarterly period during 2006 and 2005 are set forth in Table 16 under the caption ‘Per Share of Stock’ of this report. A cash dividend of 27.5 cents per share was declared by the Board of Directors on January 22, 2007, payable April 2, 2007, to holders of record as of March 19, 2007. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. BancShares’ principal source of liquidity for payment of shareholder dividends is the dividend it receives from FCB. FCB is subject to various requirements under federal and state banking laws that restrict the payment of dividends and its ability to lend to BancShares. Subject to the foregoing, it is currently management’s expectation that comparable cash dividends will continue to be paid in the future.

During the fourth quarter of 2006, BancShares did not issue, sell or repurchase any Class A or Class B common stock.

The following graph compares the cumulative total shareholder return (CTSR) of our Class A common stock during the previous five years with the CTSR over the same measurement period of the Nasdaq-U.S. index and the Nasdaq Banks index. Each trend line assumes that $100 was invested on December 31, 2001, and that dividends were reinvested for additional shares.

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

Management’s Annual Report on Internal Control Over Financial Reporting is included on page 39 of this Report. The attestation report of BancShares’ independent accountants regarding management’s assessment of BancShares’ internal control over financial reporting is included on page 40 of this Report.

No change in BancShares’ internal control over financial reporting occurred during our fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and related financial data should be read in conjunction with the audited consolidated financial statements and related footnotes of First Citizens BancShares, Inc. (BancShares), presented on pages 38 through 69 of this report. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2006, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

OVERVIEW

BancShares is a financial holding company headquartered in Raleigh, North Carolina that offers full-service banking through two wholly-owned banking subsidiaries, First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and IronStone Bank (ISB), a federally-chartered thrift institution. FCB operates branches in North Carolina, Virginia, Maryland, Tennessee and West Virginia. ISB operates branches in Florida, Georgia, Texas, New Mexico, Arizona, California, Colorado, Oregon and Washington.

BancShares’ earnings and cash flows are primarily derived from the commercial banking activities conducted by its banking subsidiaries. These activities include commercial and consumer lending, deposit and cash management products, cardholder, merchant, wealth management services as well as various other products and services incidental to commercial banking. FCB and ISB gather interest-bearing and noninterest-bearing deposits from retail and commercial customers. BancShares and its subsidiaries also secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in various types of interest-earning assets such as loans and leases, investment securities and overnight investments. We also invest in the bank premises, furniture and equipment used to conduct the subsidiaries’ commercial banking business.

Various external factors influence customer demand for our loan and deposit products. In an effort to stimulate and control the rate of economic growth, monetary actions by the Federal Reserve are significant to the interest rate environment in which we operate. At any point in time, both the existing level and anticipated movement of interest rates have a profound impact on customer demand for our products and on our profitability. During 2006, the Federal Reserve increased the discount rate and the federal funds rate by 100 basis points, compared to increases totaling 200 basis points during 2005. As the nation’s economy continued to expand, the Federal Reserve decisions to increase these major indices had a significant impact on demand for and pricing of loan, deposit and cash management products.

In addition to the interest rate environment, the general strength of the economy influences demand as well as the quality and collectibility of our loan portfolio. External economic indicators such as consumer bankruptcy rates and business debt service capacity closely follow trends in the economic cycle. Demand for our deposit and cash management products is highly dependent on interest rates and, to some extent, the volatility of alternative investment markets.

Although we are unable to control the external factors that influence our business, through the utilization of various liquidity, interest rate and credit risk management tools, we seek to minimize the potentially adverse risks of unforeseen and unfavorable economic trends and take advantage of favorable economic conditions when appropriate.

Financial institutions frequently focus their strategic and operating emphasis on maximizing profitability, and therefore measure their relative success by reference to profitability measures such as return on average assets or return on average shareholders’ equity. BancShares’ return on average assets and return on average equity have historically compared unfavorably to the returns of similar-sized financial holding companies. BancShares has placed primary emphasis upon asset quality, balance sheet liquidity and capital conservation, even when those priorities may be detrimental to short-term profitability.

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

PERFORMANCE SUMMARY

BancShares reported net income of $126.5 million during 2006, compared to $112.9 million in 2005 and $74.8 million in 2004. Net income for 2006 represented a 12.1 percent increase when compared to 2005. Return on assets and shareholders’ equity were 0.83 percent and 10.19 percent, respectively, for 2006 compared to 0.81 percent and 9.98 percent for 2005. Net income per share for 2006 totaled $12.12, compared to $10.82 and $7.17 for 2005 and 2004, respectively.

Significant items contributing to the $13.6 million increase in 2006 net income included improved levels of net interest and noninterest income and lower provision for credit losses, partially offset by higher noninterest expense. The $38.0 million increase in net income in 2005 when compared to 2004 was the primary result of higher net interest income and noninterest income, partially offset by higher noninterest expense and income tax expense.

Average interest-earning assets increased $1.12 billion for 2006, including a $596.7 million increase in average loans and leases and a $495.2 million increase in investment securities. Much of the loan growth was focused in the commercial and industrial and commercial mortgage loan portfolios. Growth in average interest-earning assets was funded primarily through a $1.15 billion increase in average interest-bearing liabilities. Average interest-bearing deposits increased $669.8 million while short-term borrowings increased $382.3 million. The majority of the deposit increase came in time deposits. The net yield on interest-earning assets for 2006 equaled 3.48 percent, down 12 basis points from 2005 due to the adverse impact of a prolonged flat yield curve.

Net charge-offs as a percentage of average loans and leases equaled 0.18 percent for 2006, down from 0.28 percent for 2005. Nonperforming assets equaled 0.20 percent of total loans and leases and other real estate as of December 31, 2006, down from 0.27 percent as of December 31, 2005.

Noninterest income totaled $279.3 million during 2006. Healthy increases were noted in cardholder and merchant services income, commission-based income and fees from processing services. Deposit service charges declined $4.8 million, or 6.2 percent.

Noninterest expenses increased $34.2 million or 6.8 percent compared with 2005 primarily due to increases in personnel costs and occupancy expenses. Continued expansion of our branch network caused a substantial amount of the increase.

Table 1

FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

	2006	2005	2004	2003	2002
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$825,252	$665,934	$521,117	$510,477	$596,169
Interest expense	353,737	218,151	133,826	148,537	214,018

Net interest income	471,515	447,783	387,291	361,940	382,151
Provision for credit losses	20,906	33,109	34,473	24,187	26,550

Net interest income after provision for credit losses	450,609	414,674	352,818	337,753	355,601
Noninterest income	279,344	263,779	251,271	244,176	220,475
Noninterest expense	534,007	499,783	479,894	465,328	432,533

Income before income taxes	195,946	178,670	124,195	116,601	143,543
Income taxes	69,455	65,808	49,352	41,414	50,787

Net income	$126,491	$112,862	$74,843	$75,187	$92,756

Net interest income, taxable equivalent	$473,316	$449,256	$388,556	$362,991	$383,494

SELECTED AVERAGE BALANCES
Total assets	$15,240,327	$13,905,260	$12,856,102	$12,245,840	$11,843,239
Investment securities	3,028,384	2,533,161	2,157,367	2,585,376	2,610,622
Loans and leases	9,961,032	9,364,327	8,892,317	7,886,948	7,379,607
Interest-earning assets	13,608,663	12,492,955	11,483,694	10,932,853	10,553,574
Deposits	12,452,955	11,714,569	10,961,380	10,433,781	10,007,398
Interest-bearing liabilities	11,262,423	10,113,999	9,327,436	9,163,960	9,129,168
Long-term obligations	450,272	353,885	287,333	255,379	263,291
Shareholders’ equity	$1,241,254	$1,131,066	$1,053,860	$996,578	$924,877
Shares outstanding	10,434,453	10,434,453	10,435,247	10,452,523	10,478,843

SELECTED PERIOD-END BALANCES
Total assets	$15,729,697	$14,639,392	$13,265,711	$12,566,961	$12,237,534
Investment securities	3,221,048	2,929,516	2,125,524	2,469,447	2,539,236
Loans and leases	10,239,551	9,642,994	9,354,387	8,326,598	7,620,263
Interest-earning assets	13,809,196	13,053,522	11,863,654	11,090,450	10,783,069
Deposits	12,743,324	12,173,858	11,350,798	10,711,332	10,439,620
Interest-bearing liabilities	11,612,372	10,745,696	9,641,368	9,251,903	9,298,080
Long-term obligations	401,198	408,987	285,943	289,277	253,409
Shareholders’ equity	$1,310,819	$1,181,059	$1,086,310	$1,029,305	$967,291
Shares outstanding	10,434,453	10,434,453	10,434,453	10,436,345	10,473,294

PROFITABILITY RATIOS (averages)
Rate of return on:
Total assets	0.83%	0.81%	0.58%	0.61%	0.78%
Shareholders’ equity	10.19	9.98	7.10	7.54	10.03
Dividend payout ratio	9.08	10.17	15.34	15.30	11.30

LIQUIDITY AND CAPITAL RATIOS (averages)
Loans and leases to deposits	79.99%	79.94%	81.12%	75.59%	73.74%
Shareholders’ equity to total assets	8.14	8.13	8.20	8.14	7.81
Time certificates of $100,000 or more to total deposits	15.34	12.57	11.05	10.33	10.87

PER SHARE OF STOCK
Net income	$12.12	$10.82	$7.17	$7.19	$8.85
Cash dividends	1.10	1.10	1.10	1.10	1.00
Market price at December 31 (Class A)	202.64	174.42	148.25	120.50	96.60
Book value at December 31	125.62	113.19	104.11	98.63	92.36
Tangible book value at December 31	115.02	102.35	93.12	87.56	81.73

Table 2 details acquisitions and divestitures during 2006, 2005 and 2004. All of the acquisitions were accounted for as purchases, with the results of operations included with BancShares’ consolidated financial statements since the respective acquisition date. There were no material purchase transactions during the three-year period presented.

Table 2

ACQUISITIONS AND DIVESTITURES

Year	Transaction	Total Loans	Total Deposits
		(thousands)
2006	Sale of one branch by First Citizens Bank	$(36)	$(20,553)
2005	Securitization and sale of revolving mortgage loans	(256,232)	—
2005	Purchase of one branch by First Citizens Bank	11	20,957
2004	Purchase of one branch by First Citizens Bank	2,288	11,565
2004	Sale of one branch by IronStone Bank	—	(12,156)

CRITICAL ACCOUNTING POLICIES

The preparation of our audited financial statements and the information included in management’s discussion and analysis is governed by policies that are based on accounting principles generally accepted in the United States of America and general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial condition, results of operations and disclosures can be affected by these estimates and assumptions, which are integral to understanding BancShares’ financial statements. Critical accounting policies are those policies that are most important to the determination of our financial condition and results of operations, and require that management make estimates that are subjective or complex. Those accounting policies considered by Management to be critical accounting policies are described below.

BancShares periodically evaluates its estimates, including those related to the allowance for credit losses, pension plan assumptions and income taxes. While we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or outcomes.

Allowance for credit losses.    The allowance for credit losses, which consists of the allowance for loan and lease losses and the reserve for unfunded commitments, reflects the estimated losses that will result from the inability of our customers to make required payments. The allowance for credit losses results from management’s evaluation of the risk characteristics of the loan and lease portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in our opinion, deserve current recognition in estimating possible loan and lease losses. Our evaluation process is based on historical evidence and current trends among delinquencies, defaults and nonperforming assets.

Management considers the established allowance adequate to absorb losses that relate to loans and leases as well as unfunded loan commitments outstanding at December 31, 2006, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. These agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additions to the allowance may be required.

Pension plan assumptions.    BancShares offers a defined benefit pension plan to qualifying employees. The calculation of the obligation, future plan asset value and related pension expense under the pension plan requires the use of actuarial valuation methods and assumptions. The valuations and assumptions used to determine the future value of pension plan assets and liabilities are subject to management judgment and may differ significantly depending upon the assumption used. The discount rate assumption used to determine the present value of the benefits to be paid under the pension plan reflects the interest rate that could be obtained by a suitable investment used to fund the obligation. The assumed discount rate equaled 5.75 percent at December 31, 2006, compared to 5.50 percent at December 31, 2005 and 5.75 percent at December 31, 2004. Assuming other variables remain unchanged, a reduction in the assumed discount rate would cause an increase in obligations, thereby resulting in higher employee benefits expense. Conversely, an increase in the assumed discount rate would reduce the calculated benefit obligations, which would result in reduced expense.

We also select an expected long-term rate of return on pension plan assets that is used to calculate the value of plan assets over time. We consider such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plan assets and projections of future returns on various asset classes. Based on these factors, we estimated the expected long-term return on plan assets to be 8.50 percent for 2006, 2005 and 2004. Assuming other variables remain unchanged, an increase in the long-term rate of return on plan assets reduces pension expense.

The assumed rate of future compensation increases is reviewed annually based on actual experience and future salary expectations. The compensation increase assumption was 4.25 percent during 2006 and 2005 compared to 4.75 percent during 2004. Assuming other variables remain unchanged, a reduction in the rate of future compensation increases results in lower pension expense.

Income Taxes.    Management estimates income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement amount of assets and liabilities and their respective tax bases. In estimating the liabilities and related expense related to income taxes, Management assesses the relative merits and risks of various tax positions considering statutory, judicial and regulatory guidance. Because of the complexity of tax laws and regulations, interpretation is difficult and subject to differing judgments.

Changes in the estimate of income tax liabilities occur periodically due to changes in actual or estimated future tax rates and projections of taxable income, interpretations of tax laws, the status of examinations being conducted by various taxing authorities and the impact of newly enacted legislation or guidance as well as income tax accounting pronouncements.

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier investments typically carry a higher interest rate, but expose the investor to potentially higher levels of default. We have historically focused on maintaining high asset quality, which results in a loan portfolio subjected to strenuous underwriting and monitoring procedures. That focus on asset quality also influences our investment securities portfolio. At December 31, 2006, United States Treasury and government agency securities represented 97.6 percent of our investment securities portfolio. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.

Changes in our interest-earning assets reflect the impact of liquidity generated by deposits and cash management products. Ultimately, the size of the investment securities portfolio changes based on trends noted among loans, deposits and short-term borrowings. When demand for deposit and cash management products exceeds loan demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds growth in deposits and short-term borrowings generated by cash management products, we use proceeds from maturing securities to fund loan demand.

Interest-earning assets averaged $13.61 billion during 2006, an increase of $1.12 billion or 8.9 percent over 2005 levels, compared to a $1.01 billion or 8.8 percent increase in 2005 over 2004 levels. The increase among interest-earning assets during 2006 and 2005 resulted from growth in loans, leases and investment securities.

Loans and leases.    As of December 31, 2006, loans and leases outstanding were $10.24 billion, a 6.2 percent increase over the December 31, 2005 balance of $9.64 billion. The $596.6 million increase in loans and leases during 2006 resulted from growth among commercial and industrial loans and commercial mortgage loans. FCB loans and leases increased $406.6 million or 5.1 percent, while ISB loans and leases increased $190.0 million or 11.3 percent during 2006. Loan growth during 2005 was affected by FCB’s securitization and sale of $256.2 million of revolving mortgage loans. Including the impact of the securitization and sale, FCB loans and leases declined $17.2 million or 0.2 percent during 2005. ISB loans and leases increased $305.8 million or 22.3 percent during 2005. Loan balances for the last five years are presented in Table 3.

Table 3

LOANS AND LEASES

	December 31
	2006	2005	2004	2003	2002
	(thousands)
Real estate:
Construction and land development	$783,680	$766,945	$588,092	$509,578	$433,123
Commercial mortgage	3,725,752	3,518,563	3,279,729	2,654,414	2,366,149
Residential mortgage	1,025,235	1,016,677	979,663	929,096	1,077,937
Revolving mortgage	1,326,403	1,368,729	1,714,032	1,598,603	1,335,024
Other mortgage	165,223	172,712	171,700	173,489	166,023

Total real estate loans	7,026,293	6,843,626	6,733,216	5,865,180	5,378,256
Commercial and industrial	1,493,326	1,193,349	969,729	929,039	925,775
Consumer	1,360,524	1,318,971	1,397,820	1,303,718	1,154,280
Lease financing	294,366	233,499	192,164	160,390	141,372
Other	65,042	53,549	61,458	68,271	20,580

Total loans and leases	10,239,551	9,642,994	9,354,387	8,326,598	7,620,263
Less allowance for loan and lease losses	132,004	128,847	123,861	112,304	106,888

Net loans and leases	$10,107,547	$9,514,147	$9,230,526	$8,214,294	$7,513,375

All information presented in this table relates to domestic loans and leases. There were no foreign loans or leases in any period.

Loans secured by real estate totaled $7.03 billion at December 31, 2006, compared to $6.84 billion at December 31, 2005 and $6.73 billion at December 31, 2004. Loans secured by commercial mortgages totaled $3.73 billion at December 31, 2006, a $207.2 million or 5.9 percent increase from December 31, 2005. Although we continued to see growth in commercial mortgage lending during 2006, the rate of growth slowed from 2005 and 2004, when we achieved growth rates of 7.3 percent and 23.6 percent, respectively. The sustained growth reflects the continued focus on small business customers targeted by our banking subsidiaries. As a percentage of total loans and leases, loans secured by commercial mortgages represent 36.4 percent at December 31, 2006, compared to 36.5 percent and 35.1 percent at December 31, 2005 and 2004, respectively. A large percentage of our commercial mortgage portfolio is secured by owner-occupied facilities, rather than investment property. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At December 31, revolving loans secured by real estate totaled $1.33 billion in 2006, $1.37 billion in 2005, and $1.71 billion in 2004, respectively. The $42.3 million or 3.1 percent reduction in 2006 reflects a continuing migration by customers to fixed-rate lending alternatives. This trend results from rising short-term rates, which have caused the rates on variable rate revolving mortgage products to increase compared to generally stable rates on longer-term fixed-rate products. The $345.3 million or 20.1 percent reduction in 2005 resulted from the securitization and sale of $256.2 million of revolving mortgage loans and increased customer preference for fixed-rate loans. At December 31, 2006, revolving mortgage loans represented 13.0 percent of loans and leases, compared to 14.2 percent and 18.3 percent, respectively, at December 31, 2005 and 2004.

Commercial and industrial loans were $1.49 billion at December 31, 2006, compared to $1.19 billion at December 31, 2005 and $969.7 million at December 31, 2004. Commercial and industrial loans realized growth of $300.0 million or 25.1 percent during 2006 after an increase of $223.6 million or 23.1 percent between 2004 and 2005. Growth among these loans in 2006 results from continuing focus on business owners and medical professionals and new opportunities arising from our geographic expansion. Commercial and industrial loans represented 14.6 percent, 12.4 percent and 10.4 percent of loans and leases, respectively, as of December 31, 2006, 2005 and 2004.

Consumer loans totaled $1.36 billion at December 31, 2006, an increase of $41.6 million or 3.2 percent during 2006. During 2005, consumer loans decreased $78.8 million or 5.6 percent. At December 31, 2006, 2005 and 2004, consumer loans represented 13.3 percent, 13.7 percent and 14.9 percent of the total portfolio, respectively.

We anticipate continued growth in commercial mortgage and commercial and industrial loans in 2007. Our growth and expansion into new markets and stability in general economic conditions will likely translate into modestly higher levels of loan and lease demand among our business customers. All growth projections are subject to change as a result of further economic deterioration or improvement and other external factors.

Table 4

INVESTMENT SECURITIES

	December 31
	2006				2005		2004
	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Cost	Fair Value
	(thousands, except maturity and yield information)
Investment securities available for sale:
U. S. Government:
Within one year	$1,514,194	$1,503,970	0/5	3.66%	$1,159,556	$1,140,602	$927,250	$916,427
One to five years	1,367,029	1,363,571	1/8	4.84	1,055,472	1,044,913	253,120	250,317
Five to ten years	6,337	6,095	6/7	4.88	115	109	159	156
Over ten years	53,250	52,054	27/2	5.34	29,721	29,097	21,300	21,166

Total	2,940,810	2,925,690	1/6	4.24	2,244,864	2,214,721	1,201,829	1,188,066

State, county and municipal:
Within one year	875	873	0/5	2.96	954	947	838	835
One to five years	2,734	2,696	2/9	3.99	3,013	2,977	4,059	4,065
Five to ten years	470	477	6/2	4.92	1,115	1,110	1,301	1,305
Over ten years	211	211	24/7	3.46	145	145	145	145

Total	4,290	4,257	3/8	3.85	5,227	5,179	6,343	6,350

Other:
Within one year	—	—			—	—	—	—
One to five years	—	—			—	—	—
Five to ten years	—	—			—	—	—
Over ten years	10,173	10,240	11/4	11.08	11,902	11,902	—	—

Total	10,173	10,240	11/4	11.08	11,902	11,902

Equity securities	35,171	61,703			34,409	61,218	32,447	53,629

Total investment securities available for sale	2,990,444	3,001,890			2,296,402	2,293,020	1,240,619	1,248,045

Investment securities held to maturity:
U. S. Government:
Within one year	210,232	209,296	0/4	3.67	416,172	413,289	511,421	509,932
One to five years	3	3	3/2	8.00	209,207	207,234	351,264	349,425
Five to ten years	46	46	9/5	6.76	—	—	21	22
Over ten years	7,049	7,031	11/4	5.60	9,294	9,385	12,790	13,255

Total	217,330	216,376	0/8	3.73	634,673	629,908	875,496	872,634

State, county and municipal:
Within one year	—	—	—	—	—	—	165	168
One to five years	148	154	2/4	5.88	147	155	146	155
Five to ten years	—	—	—	—	—	—	—	—
Over ten years	1,430	1,553	11/4	6.02	1,426	1,563	1,422	1,572

Total	1,578	1,707	10/6	6.01	1,573	1,718	1,733	1,895

Other:
Within one year	—	—			—	—	—	—
One to five years	250	250	1/7	3.25	250	250	250	250
Five to ten years	—	—			—	—	—	—

Total	250	250	1/7	3.25	250	250	250	250

Total investment securities held to maturity	219,158	218,333	0/9	3.75	636,496	631,876	877,479	874,779

Total investment securities	$3,209,602	$3,220,223			$2,932,898	$2,924,896	$2,118,098	$2,122,824

The average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income taxes and 6.90% for state income taxes for all periods.

Investment Securities.    At December 31, 2006, and 2005, the investment securities portfolio totaled $3.22 billion and $2.93 billion, respectively. Investment securities available for sale at December 31, 2006 and 2005 totaled $3.00 billion and $2.29 billion, respectively, a $708.9 million increase. Available-for-sale securities are reported at their aggregate fair value. The growth in investment securities available for sale during 2006 resulted from deposit and short-term borrowings growth that exceeded loan and lease demand, and the reinvestment of proceeds from maturing held-to-maturity securities into newly-purchased securities classified as available-for-sale. Unrealized gains and losses on available-for-sale securities are included as a component of shareholders’ equity, net of deferred taxes.

Investment securities held to maturity totaled $219.2 million and $636.5 million, respectively, at December 31, 2006 and 2005. The $417.3 million reduction in investment securities held to maturity during 2006 resulted from the continued migration of investments to the available-for-sale portfolio. Securities that are classified as held-to-maturity reflect BancShares’ ability and positive intent to hold those investments until maturity.

Table 4 presents detailed information relating to the investment securities portfolio.

Income on Interest-Earning Assets.    Interest income amounted to $825.3 million during 2006, a $159.3 million or 23.9 percent increase from 2005, compared to a $144.8 million or 27.8 percent increase from 2004 to 2005. The increase in interest income during 2006 resulted from higher yields and higher average assets.

Table 5 analyzes interest-earning assets and interest-bearing liabilities for the five years ending December 31, 2006. To assess the impact of the tax-exempt status of income earned on certain loans, leases and municipal securities, Table 5 is prepared on a taxable-equivalent basis. The taxable-equivalent yield on interest-earning assets was 6.08 percent during 2006, a 74 basis point increase from the 5.34 percent reported in 2005. The taxable-equivalent yield on interest-earning assets was 4.55 percent in 2004.

The taxable-equivalent yield on the loan and lease portfolio increased from 6.11 percent in 2005 to 6.83 percent in 2006. The combination of the 72 basis point yield increase, and the $596.7 million or 6.4 percent growth in average loans and leases contributed to an increase in loan interest income of $107.6 million or 18.8 percent over 2005. This followed an increase of $104.5 million or 22.4 percent in loan interest income in 2005 over 2004, the combined result of a $472.0 million increase in average loans and leases and an 85 basis point loan yield increase. The higher yields during both 2006 and 2005 reflect the impact of Federal Reserve actions to increase market interest rates.

We believe that additional interest rate increases by the Federal Reserve are unlikely during 2007 and that the yield on interest-earning assets will increase marginally compared to the end of 2006. However, due to uncertainty about interest rates, we continue to encourage variable rate lending to allow interest-sensitive assets to reprice as interest rates increase, thereby reducing the interest rate risk imbedded in the balance sheet.

Interest income earned on the investment securities portfolio amounted to $116.0 million, $75.9 million and $48.9 million during 2006, 2005 and 2004, respectively. The taxable-equivalent yield on the investment securities portfolio was 3.83 percent, 3.00 percent and 2.27 percent, respectively, for 2006, 2005 and 2004. The $40.1 million increase in investment interest income during 2006 reflected the 83 basis points increase in the taxable-equivalent yield and a $495.2 million increase in average investment securities. The $104.5 million increase in interest income earned on investment securities during 2005 resulted from a 73 basis point increase in the taxable-equivalent yield and a $375.8 million increase in average investment securities.

Table 5

AVERAGE BALANCE SHEETS

	2006			2005
	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
	(thousands, taxable equivalent)
Assets
Loans and leases	$9,961,032	$680,051	6.83%	$9,364,327	$572,129	6.11%
Investment securities:
U. S. Government	2,949,201	112,461	3.81	2,463,545	73,472	2.98
State, county and municipal	6,174	334	5.41	7,238	374	5.17
Other	73,009	3,304	4.53	62,378	2,224	3.57

Total investment securities	3,028,384	116,099	3.83	2,533,161	76,070	3.00
Overnight investments	619,247	30,903	4.99	595,467	19,208	3.23

Total interest-earning assets	13,608,663	$827,053	6.08%	12,492,955	$667,407	5.34%
Cash and due from banks	757,428			654,821
Premises and equipment	669,748			608,668
Allowance for loan and lease losses	(131,077)			(127,968)
Other assets	335,565			276,784

Total assets	$15,240,327			$13,905,260

Liabilities and shareholders’ equity
Interest-bearing deposits:
Checking With Interest	$1,522,439	$1,875	0.12%	$1,570,010	$1,923	0.12%
Savings	649,619	1,382	0.21	737,830	1,521	0.21
Money market accounts	2,691,292	79,522	2.95	2,643,330	50,171	1.90
Time deposits	4,967,591	197,399	3.97	4,209,996	123,016	2.92

Total interest-bearing deposits	9,830,941	280,178	2.85	9,161,166	176,631	1.93
Short-term borrowings	981,210	41,431	4.22	598,948	14,966	2.50
Long-term obligations	450,272	32,128	7.14	353,885	26,554	7.50

Total interest-bearing liabilities	11,262,423	$353,737	3.14%	10,113,999	$218,151	2.16%
Demand deposits	2,622,014			2,553,403
Other liabilities	114,636			106,792
Shareholders’ equity	1,241,254			1,131,066

Total liabilities and shareholders’ equity	$15,240,327			$13,905,260

Interest rate spread			2.94%			3.18%
Net interest income and net yield on interest-earning assets		$473,316	3.48%		$449,256	3.60%

Loans and leases include nonaccrual accounts. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35.0% and a state income tax rate of 6.9% for all periods.

Table 5

AVERAGE BALANCE SHEETS (continued)

2004			2003			2002
Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
			(thousands, taxable equivalent)

$8,892,317	$467,429	5.26%	$7,886,948	$445,639	5.65%	$7,379,607	$491,770	6.66%

2,096,869	47,515	2.27	2,525,007	59,350	2.35	2,550,835	94,794	3.72
8,667	423	4.88	5,151	235	4.56	3,699	301	8.14
51,831	1,137	2.19	55,218	1,345	2.44	56,088	1,673	2.98

2,157,367	49,075	2.27	2,585,376	60,930	2.36	2,610,622	96,768	3.71
434,010	5,878	1.35	460,529	4,959	1.08	563,345	8,974	1.59

11,483,694	$522,382	4.55%	10,932,853	$511,528	4.68%	10,553,574	$597,512	5.66%
679,955			667,979			669,770
554,480			522,548			494,534
(124,834)			(115,737)			(110,123)
262,807			238,197			235,484

$12,856,102			$12,245,840			$11,843,239

$1,500,638	$1,796	0.12%	$1,379,479	$1,923	0.14%	$1,266,185	$3,450	0.27%
743,629	1,492	0.20	690,705	2,151	0.31	642,764	3,435	0.53
2,571,468	21,594	0.84	2,563,589	22,208	0.87	2,305,486	35,743	1.55
3,778,048	83,557	2.21	3,811,476	98,507	2.58	4,121,474	145,278	3.52

8,593,783	108,439	1.26	8,445,249	124,789	1.48	8,335,909	187,906	2.25
446,320	3,611	0.81	463,332	2,795	0.60	529,968	4,528	0.85
287,333	21,776	7.58	255,379	20,953	8.21	263,291	21,584	8.20

9,327,436	$133,826	1.43%	9,163,960	$148,537	1.62%	9,129,168	$214,018	2.34%
2,367,597			1,988,532			1,671,489
107,209			96,770			117,705
1,053,860			996,578			924,877

$12,856,102			$12,245,840			$11,843,239

		3.12%			3.06%			3.32%
	$388,556	3.38%		$362,991	3.32%		$383,494	3.63%

Interest earned on overnight investments was $30.9 million during 2006, compared to $19.2 million during 2005 and $5.9 million during 2004. The $11.7 million increase during 2006 resulted from a 176 basis point yield increase and the $23.8 million increase in average overnight investments. During 2005, interest income earned from overnight investments increased $13.3 million over 2004, the combined result of a 188 basis point yield increase and a $161.5 million increase in average overnight investments.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits are our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and, in some cases, to fulfill commercial customer demand for cash management services. Certain of our long-term borrowings also currently qualify as capital under guidelines established by the Federal Reserve and other banking regulators.

At December 31, 2006 and 2005, interest-bearing liabilities totaled $11.61 billion and $10.75 billion, respectively, an increase of $866.7 million or 8.1 percent. The higher balances during 2006 result from increased levels of interest-bearing deposits and short-term borrowings. Interest-bearing liabilities averaged $11.26 billion during 2006, an increase of $1.15 billion or 11.4 percent over 2005 levels. During 2005, interest-bearing liabilities averaged $10.11 billion, an increase of $786.6 million or 8.4 percent over 2004.

Deposits.    At December 31, 2006, deposits totaled $12.74 billion, an increase of $569.5 million or 4.7 percent from the $12.17 billion in deposits recorded as of December 31, 2005. Total deposits averaged $12.45 billion in 2006, an increase of $738.4 million or 6.3 percent over 2005, with a significant portion of that growth attributable to time deposits. During 2005, total deposits averaged $11.71 billion, an increase of $753.2 million or 6.9 percent over 2004.

Interest-bearing deposits averaged $9.83 billion during 2006, an increase of $669.8 million or 7.3 percent. Average interest-bearing deposits were $9.16 billion during 2005, an increase of $567.4 million or 6.6 percent over 2004. In 2006, the increase in average deposits resulted from growth in average time deposits, which increased $757.6 million or 18.0 percent. During 2005, average time deposits increased $431.9 million or 11.4 percent.

Table 6

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

December 31, 2006
(thousands)
Less than three months	$637,428
Three to six months	507,002
Six to 12 months	403,947
More than 12 months	513,299

Total	$2,061,676

Competition for deposit business in our primary market areas is extremely intense. While we have access to non-deposit borrowing sources, we prefer to fund loan and lease demand with traditional bank deposits. Therefore, generating consistently solid deposit growth is a critical challenge for us, particularly during periods of strong loan demand.

Short-Term Borrowings.    At December 31, 2006, short-term borrowings totaled $1.15 billion, compared to $779.0 million one year earlier, a 47.7 percent increase. For the year ended December 31, 2006, short-term borrowings averaged $981.2 million, compared to $598.9 million during 2005 and $446.3 million during 2004. The $382.3 million or 63.8 percent increase in short-term borrowings during 2006 was the result of significant growth in our commercial master note and repurchase agreement products. Customer interest in these commercial cash management products improved significantly due to more attractive rates on these sweep products. We continue to have access to various short-term borrowings, including the purchase of federal funds, overnight repurchase obligations and credit lines with various correspondent banks. At December 31, 2006, we had immediate access of up to $525.0 million on an unsecured basis and additional amounts under secured borrowing agreements with the Federal Home Loan Bank of Atlanta. Table 7 provides additional information regarding short-term borrowed funds.

Table 7

SHORT-TERM BORROWINGS

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(thousands)
Master notes
At December 31	$741,029	4.18%	$520,585	3.19%	$213,387	1.23%
Average during year	643,926	4.28	353,871	2.61	197,268	0.82
Maximum month-end balance during year	776,734	—	520,585	—	213,387	—

Repurchase agreements
At December 31	251,135	3.68	150,054	2.69	131,367	0.73
Average during year	213,730	3.47	143,813	1.71	141,959	0.41
Maximum month-end balance during year	272,807	—	165,758	—	145,884	—

Federal funds purchased
At December 31	66,066	5.04	36,620	3.80	36,933	2.10
Average during year	47,662	4.84	45,595	3.10	46,676	1.23
Maximum month-end balance during year	68,620	—	59,139	—	66,125	—

Other
At December 31	92,617	4.56	71,769	3.43	65,999	1.90
Average during year	75,892	5.45	55,669	3.32	60,417	1.39
Maximum month-end balance during year	169,305	—	72,351	—	74,171	—

Long-Term Obligations.    At December 31, 2006 and 2005, long-term obligations totaled $401.2 million and $409.0 million, respectively, a decrease of $7.8 million or 1.9 percent. During 2006, we issued $118.6 million in junior subordinated debentures as part of a trust preferred offering at a rate of LIBOR plus 1.75 percent. We also redeemed an 8.40 percent 2001 trust preferred issue in the amount of $103.1 million.

For 2006, long-term obligations includes $273.2 million in junior subordinated debentures representing obligations to two equity method subsidiaries, FCB/NC Capital Trust I and FCB/NC Capital Trust III (the Capital Trusts). The Capital Trusts are the grantor trusts for $265.0 million of trust preferred capital securities outstanding as of December 31, 2006. The proceeds from the trust preferred capital securities were used to purchase the junior subordinated debentures issued by BancShares. Under current regulatory standards, these trust preferred capital securities qualify as capital for BancShares. The $150.0 million in trust preferred capital securities issued by FCB/NC Capital Trust I mature in 2028 and may be redeemed in whole or in part on or after March 1, 2008 at a premium that declines until 2018, when the redemption price equals the par value of the securities. The $115.0 million in trust preferred capital securities issued by FCB/NC Capital Trust III mature in 2036 and may be redeemed at par in whole or in part on or after June 30, 2011.

As of December 31, 2005, long-term obligations include $257.7 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust I and FCB/NC Capital Trust II, related to $250.0 million of trust preferred capital securities outstanding. The junior subordinated debenture and the related securities issued by FCB/NC Capital Trust II were redeemed during the fourth quarter of 2006.

Expense of Interest-Bearing Liabilities.    Interest expense amounted to $353.7 million in 2006, a $135.6 million or 62.2 percent increase from 2005. This followed an $84.3 million or 63.0 percent increase in interest expense during 2005 compared to 2004. For both 2006 and 2005, the increase in interest expense was the result of higher interest rates and increased levels of interest-bearing liabilities. The blended rate on total interest-bearing liabilities equaled 3.14 percent during 2006, compared to 2.16 percent in 2005 and 1.43 percent in 2004. The rate increases during 2006 and 2005 were the result of higher market interest rates due to intense competition among banks for interest-bearing deposits combined with adjustments to index rates established by the Federal Reserve.

The aggregate rate on interest-bearing deposits was 2.85 percent during 2006, compared to 1.93 percent during 2005 and 1.26 percent during 2004. Coupled with the impact of growth in interest-bearing deposits, the higher rates caused interest expense on interest-bearing deposits to reach $280.2 million during 2006, a 58.6 percent increase from the $176.6 million recorded during 2005. A similar increase was noted in 2005 as compared to 2004. During both 2006 and 2005, increased rates and higher balances of time deposits and money market deposits caused the growth in interest expense on interest-bearing deposits.

Interest expense on short-term borrowings increased $26.5 million or 176.8 percent during 2006, the combined result of a 172 basis point rate increase and strong growth in balances, particularly among master note and repurchase obligations. During 2005, interest expense increased $11.4 million over 2004, the result of higher interest rates and growth in average short-term borrowings.

The interest expense recognized on long-term obligations increased $5.6 million during 2006 due to a $96.4 million or 27.2 percent increase in the average amount outstanding. This increase resulted from issuance of $125.0 million in subordinated notes during 2005 and the net impact of the issuance and redemption of junior subordinated debentures during 2006.

NET INTEREST INCOME

Net interest income was $471.5 million during 2006, a $23.7 million or 5.3 percent increase over 2005. During 2005, net interest income equaled $447.8 million, a $60.5 million or 15.6 percent increase from 2004. For both 2006 and 2005, the impact of higher interest rates had a favorable impact on net interest income, as the rate-influenced growth in interest income exceeded the growth in interest expense for each period. The impact of balance sheet growth was also favorable in both periods, as interest income resulting from growth among interest-earning assets exceeded the interest expense that resulted from higher interest-bearing liabilities.

However, the net yield on interest-earning assets declined 12 basis points from 3.60 percent during 2005 to 3.48 percent during 2006. This reduction resulted from the unfavorable impact of the flat yield curve which persisted during the entire year and the shrinking net short-term asset sensitivity of our balance sheet. The net yield on interest-earning assets increased 22 basis points in 2005 compared to 2004 due to the favorable impact of rate changes among interest-earning assets and interest-bearing liabilities.

Table 8 presents the annual changes in net interest income due to changes in volume and interest rates. Like Table 5, this table is presented on a taxable-equivalent basis to adjust for the tax-exempt status of income earned on certain loans, leases and municipal securities.

Table 8

CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	2006			2005
	Change from previous year due to:			Change from previous year due to:
	Volume	Yield/ Rate	Total Change	Volume	Yield/ Rate	Total Change
	(thousands)
Assets
Loans and leases	$38,478	$69,444	$107,922	$26,971	$77,729	$104,700
Investment securities:
U. S. Government	16,507	22,482	38,989	9,696	16,261	25,957
State, county and municipal	(57)	17	(40)	(72)	23	(49)
Other	430	650	1,080	301	786	1,087

Total investment securities	16,880	23,149	40,029	9,925	17,070	26,995
Overnight investments	991	10,704	11,695	3,675	9,655	13,330

Total interest-earning assets	$56,349	$103,297	$159,646	$40,571	$104,454	$145,025

Liabilities
Interest-bearing deposits:
Checking With Interest	$(53)	$5	$(48)	$105	$22	$127
Savings	(163)	24	(139)	(29)	58	29
Money market accounts	1,253	28,098	29,351	961	27,616	28,577
Time deposits	26,149	48,234	74,383	11,090	28,369	39,459

Total interest-bearing deposits	27,186	76,361	103,547	12,127	56,065	68,192
Short-term borrowings	12,859	13,606	26,465	2,524	8,831	11,355
Long-term obligations	7,038	(1,464)	5,574	5,026	(248)	4,778

Total interest-bearing liabilities	$47,083	$88,503	$135,586	$19,677	$64,648	$84,325

Change in net interest income	$9,266	$14,794	$24,060	$20,894	$39,806	$60,700

Changes in income relating to certain loans, leases and investment securities are stated on a fully tax-equivalent basis at a rate that approximates BancShares’ marginal tax rate. The taxable equivalent adjustment was $1,801, $1,473 and $1,265 for the years 2006, 2005 and 2004 respectively. Table 5 provides detailed information on average balances, income/expense, yield/rate by category and the relevant income tax rates. The rate/volume variance is allocated equally between the changes in volume and rate.

NONINTEREST INCOME

The growth of noninterest income is essential to our ability to sustain adequate levels of profitability. The primary sources of noninterest income are cardholder and merchant service income, service charges generated from deposit accounts, various types of commission-based income including sales of investments by our broker-dealer subsidiaries, fees from processing services for client banks and various types of revenues derived from wealth management services, including trust and asset management income. Total noninterest income was $279.3 million during 2006, an increase of $15.6 million or 5.9 percent from 2005. Noninterest income during 2005 was $263.8 million, a $12.5 million or 5.0 percent increase from 2004. Table 9 presents the major components of noninterest income for the past five years.

The increase in noninterest income during 2006 can be attributed to increases in cardholder and merchant services income, commission-based income, trust and asset management fees and fees from processing services. These increases were partially offset by reductions in service charges on deposit accounts. Cardholder and merchant services income amounted to $86.1 million in 2006, compared to $75.3 million in 2005 and $64.1 million in 2004. The growth in 2006 represents a $10.8 million or 14.3 percent increase, the result of higher credit card merchant discount and higher interchange fees for debit and credit card transactions. Although processing costs and other expenses for cardholder and merchant services similarly grew at a rapid pace, we continue to view this source of noninterest income as a key growth area.

Commission-based income increased $6.5 million to $32.5 million in 2006 from $26.0 million in 2005. In 2004, commission-based income was $24.6 million. The 24.8 percent increase in 2006 resulted from a $4.3 million or 28.6 percent increase in broker-dealer commissions and a $1.5 million or 40.4 percent increase in revenue generated by our working capital finance group, much of which relates to services offered in the medical market.

Table 9

NONINTEREST INCOME

	Year ended December 31
	2006	2005	2004	2003	2002
	(thousands)
Cardholder and merchant services	$86,103	$75,298	$65,903	$56,432	$50,174
Service charges on deposit accounts	72,561	77,376	81,478	78,273	75,870
Commission-based income:
Broker-dealer	19,436	15,119	14,719	15,387	14,000
Insurance	8,003	7,318	7,008	6,180	5,930
Working capital finance	5,063	3,606	2,896	2,380	2,037

Total commission-based income	32,502	26,043	24,623	23,947	21,967
Fees from processing services	29,631	25,598	23,888	20,590	18,929
Trust and asset management fees	21,586	18,588	16,913	15,005	14,897
Mortgage income	8,408	7,868	8,352	15,469	11,605
ATM income	6,803	7,843	8,416	7,894	8,418
Other service charges and fees	16,062	16,507	13,688	14,463	14,744
Securities (losses) gains	(659)	(492)	1,852	309	(1,081)
Gain on sale of branches	826	—	426	5,710	—
Other	5,521	9,150	5,732	6,084	4,952

Total	$279,344	$263,779	$251,271	$244,176	$220,475

During 2006, fees from processing services totaled $29.6 million, an increase of $4.0 million or 15.8 percent over 2005. During 2005, BancShares recognized $25.6 million in fees from processing services, an increase of $1.7 million or 7.2 percent over the $23.9 million recognized during 2004. Growth in the number of transactions and types of services provided to client banks and the addition of new clients created a favorable volume variance during 2006. In each year, a substantial portion of the income resulted from services provided to financial institutions controlled by related persons. During 2006, 2005 and 2004, fees from processing services provided to banks controlled by related persons totaled $26.1 million, $24.0 million, and $23.0 million, respectively, while the fees generated by the largest individual institution totaled $16.9 million, $14.4 million and $13.5 million, respectively. We continue to seek opportunities to provide processing services to unrelated persons.

During 2006, trust and asset management fees totaled $21.6 million, compared to $18.6 million during 2005 and $16.9 million in 2004. Improvements in capital market conditions and our emphasis on expanding wealth management services have resulted in higher income.

Service charges on deposit accounts equaled $72.6 million during 2006, compared to $77.4 million in 2005 and $81.5 million in 2004. The $4.8 million or 6.2 percent decrease in service charge income during 2006 reflects the result of lower service charge and overdraft fees when compared to 2005. Personal service charge income decreased during 2006 due to the growth of low-cost and free checking accounts. Commercial service charge income declined due to the higher interest rates, which resulted in reduced service charges for commercial customers.

The securitization and sale of $256.2 million in revolving mortgage loans generated a gain of $2.9 million during 2005. This gain is included in other noninterest income. No such gain resulting from securitization activities was recorded in any other period.

We anticipate continued growth during 2006 among cardholder and merchant services income, processing services, trust and asset management fees and selected commission-based income sources. We anticipate continued reductions in deposit service charge income.

Table 10

NONINTEREST EXPENSE

	Year ended December 31
	2006	2005	2004	2003	2002
	(thousands)
Salaries and wages	$231,386	$215,504	$207,088	$199,703	$186,756
Employee benefits	50,445	51,517	48,624	45,958	42,199
Equipment expense	52,490	50,291	50,125	50,436	45,406
Occupancy expense	52,153	46,912	43,997	42,430	38,316
Cardholder and merchant services expense	37,286	32,067	28,290	24,119	22,123
Telecommunication expense	9,844	9,873	10,461	11,455	10,753
Cardholder reward programs	9,228	5,878	5,763	5,458	5,604
Postage expense	8,926	8,045	8,639	8,826	8,242
Advertising expense	7,212	7,206	7,981	7,566	7,520
Legal expense	5,244	4,124	5,978	5,851	5,063
Consultant expense	2,254	3,362	2,980	3,747	2,543
Amortization of intangibles	2,318	2,453	2,360	2,583	2,803
Other	65,221	62,551	57,608	57,196	55,205

Total	$534,007	$499,783	$479,894	$465,328	$432,533

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefit costs, equipment and software costs related to branch offices and technology, and occupancy costs related to branch offices and support facilities. Noninterest expense for 2006 amounted to $534.0 million, a $34.2 million or 6.8 percent increase over 2005. Noninterest expense in 2005 was $499.8 million, a $19.9 million or 4.1 percent increase over 2004. Table 10 presents the major components of noninterest expense for the past five years. For 2006 and 2005, $6.2 million and $12.9 million of the respective increases in total noninterest expense are attributable to the continued growth and expansion of ISB.

Salary expense was $231.4 million during 2006, compared to $215.5 million during 2005, an increase of $15.9 million or 7.4 percent, following an $8.4 million or 4.1 percent increase in 2005 over 2004. The increase in 2006 is attributable to higher incentive-based compensation, which increased $4.2 million or 29.3 percent, incremental staff costs for new branch offices and merit increases. ISB’s salary costs increased by $2.8 million or 10.6 percent in 2006, primarily related to additional staff for expansion and growth in new markets. Our continued focus on branch expansion and wealth management activities will result in incremental salary costs in 2007

Employee benefits expense equaled $50.4 million during 2006, a decrease of $1.1 million or 2.1 percent from 2005 due to the favorable impact of reduced pension costs in 2006 and the $1.8 million cost recorded in 2005 related to an accrual for executive post-employment benefits available for separation from service at specified ages. Pension expense decreased $2.4 million or 17.7 percent due to the benefit of substantial cash infusions into the plan over the last three years and strong investment returns on plan assets. However, health and disability expense increased $2.6 million or 17.3 percent in 2006 when compared to 2005 due to higher claims cost.

Equipment expense for 2006 was $52.5 million for 2006 and $50.3 million in 2005. The $2.2 million increase during 2006 resulted primarily from higher costs for depreciation expense and maintenance costs for equipment and software.

BancShares recorded occupancy expense of $52.2 million during 2006, an increase of $5.2 million or 11.2 percent during 2006. Occupancy expense during 2005 was $46.9 million, an increase of $2.9 million or 6.6 percent over 2004. The increase in occupancy expense in each period resulted from higher depreciation expense attributable to newly constructed branches. The growth during 2006 also reflected the impact of increased depreciation and operating expenses recognized for our corporate headquarters building. ISB’s occupancy expense increased $1.6 million or 14.4 percent during 2006.

Expenses related to cardholder and merchant processing amounted to $37.3 million in 2006 and $32.1 million in 2005. This increase of $5.2 million or 16.3 percent is primarily due to growth in credit and debit card transactions and higher levels of merchant volume. In 2005, card processing expense increased $3.8 million or 13.4 percent from 2004, likewise due to volume increases. We anticipate this volume-based expense will continue to increase during 2007.

Cardholder reward program expense surged $3.4 million or 57.0 percent during 2006 due to the introduction of expanded reward programs for cardholders to augment an existing air travel reward program.

Courier services increased $1.5 million or 30.5 percent during 2006, due to costs related to additional client banks and higher fuel costs. As a result a recent renegotiation of our courier contract, we anticipate this cost will stabilize during 2007. Postage costs increased $881,000 or 11.0 percent during 2006 due to increased mail volume and higher postage rates. Legal expense increased $1.1 million or 27.2 percent primarily due to collection efforts on nonaccrual loans and defense costs related to various litigation matters in which we have been named as a defendant.

INCOME TAXES

During 2006, BancShares recorded total income tax expense of $69.5 million, compared to $65.8 million during 2005 and $49.4 million in 2004. BancShares’ effective tax rate was 35.4 percent in 2006, 36.8 in 2005 and 39.7 percent in 2004. The lower effective tax rate during 2006 resulted from the benefit of credits earned for low-income housing investments and changes to the deferred tax asset valuation allowance and blended state tax rates. The $1.0 million reduction in the deferred tax asset valuation allowance during 2006 related to the taxable income generated by ISB.

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

SHAREHOLDERS’ EQUITY

Management regularly monitors the capital levels and capital ratios for BancShares and the subsidiary banks to ensure they are adequate to exceed the minimum capital requirements imposed by their respective regulatory authorities, and to ensure that the subsidiary banks’ capital is appropriate given each bank’s growth projections and risk profile. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material effect on the financial statements. Table 11 provides information on capital adequacy for BancShares, FCB and ISB as of December 31, 2006, 2005 and 2004.

Table 11

ANALYSIS OF CAPITAL ADEQUACY

	December 31			Regulatory Minimum
	2006	2005	2004
	(dollars in thousands)
First Citizens BancShares, Inc.
Tier 1 capital	$1,456,947	$1,320,152	$1,217,149
Tier 2 capital	275,079	267,989	134,386

Total capital	$1,732,026	$1,588,141	$1,351,535

Risk-adjusted assets	$11,266,342	$10,510,254	$10,023,469

Risk-based capital ratios
Tier 1 capital	12.93%	12.56%	12.14%	4.00%
Total capital	15.37%	15.11%	13.48%	8.00%
Tier 1 leverage ratio	9.39%	9.17%	9.26%	3.00%

First-Citizens Bank & Trust Company
Tier 1 capital	$1,104,132	$998,152	$900,183
Tier 2 capital	240,070	234,311	107,467

Total capital	$1,344,202	$1,232,463	$1,007,650

Risk-adjusted assets	$9,238,512	$8,739,531	$8,590,360
Average total assets	13,250,610	12,523,144	11,622,295
Risk-based capital ratios
Tier 1 capital	11.95%	11.42%	10.48%	4.00%
Total capital	14.55%	14.10%	11.73%	8.00%
Tier 1 leverage ratio	8.33%	7.97%	7.75%	3.00%

IronStone Bank
Tier 1 capital	$245,402	$215,263	$199,577
Tier 2 capital	23,576	21,101	16,397

Total capital	$268,978	$236,364	$215,974

Risk-adjusted assets	$1,953,178	$1,821,048	$1,441,487
Adjusted total assets	2,130,770	1,849,828	1,495,250
Risk-based capital ratios
Tier 1 capital	12.56%	11.82%	13.85%	4.00%
Total capital	13.77%	12.98%	14.98%	8.00%
Tangible equity ratio	11.52%	11.64%	13.35%	3.00%

BancShares continues to exceed minimum capital standards and the banking subsidiaries remain well-capitalized. The continued de novo growth of ISB has required BancShares to infuse significant amounts of capital into ISB to support its rapidly expanding balance sheet. Infusions totaled $30.0 million in 2006, $20 million in 2005, and $30.0 million in 2004. Since ISB was formed in 1997, BancShares has provided $280.0 million in capital. BancShares’ prospective capacity to provide capital to support the future growth and expansion of ISB is highly dependent upon FCB’s ability to return capital through dividends to BancShares.

Dividends from FCB to BancShares provide the source for capital infusions into ISB to fund its continuing growth and expansion. These dividends also fund BancShares’ payment of shareholder dividends and interest payments on its long-term obligations. During 2006, FCB declared dividends to BancShares in the amount of $40.0 million, compared to $32.2 million in 2005 and $50.2 million in 2004.

RISK MANAGEMENT

In the normal course of business, BancShares is exposed to various risks. To manage the major risks that are inherent in the operation of a financial holding company and to provide reasonable assurance that our long-term business objectives will be attained, various policies and risk management processes identify, monitor and manage risk within acceptable tolerances. Management continually refines and enhances its risk management policies and procedures to maintain effective risk management.

The most prominent risk exposures are credit, interest rate and liquidity risk. Credit risk is the risk of not collecting the amount of a loan or investment when it is contractually due. Interest rate risk is the potential reduction of net interest income as a result of changes in market interest rates. Liquidity risk is the possible inability to fund obligations to depositors, creditors, investors or borrowers.

Credit Risk.    The maintenance of excellent asset quality is one of our key performance measures. BancShares manages and monitors extensions of credit and the quality of the loan and lease portfolio through rigorous initial underwriting processes and periodic ongoing reviews. Underwriting standards reflect credit policies and procedures, and much of the credit decision process is centralized. We maintain a credit review function that conducts independent risk reviews and analyses for the purpose of ensuring compliance with credit policies and to monitor asset quality trends. The independent risk reviews include portfolio analysis by geographic location and horizontal reviews across industry sectors within the banking subsidiaries. BancShares strives to identify potential credit problems as early as possible, to take charge-offs or write-downs as appropriate and to maintain adequate allowances for credit losses that are inherent in the loan and lease portfolio.

We maintain a well-diversified loan and lease portfolio, and seek to avoid the risk associated with large concentrations within specific geographic areas or industries. The recent expansion of our branch network has allowed us to mitigate our historic exposure to geographic risk concentration in North Carolina and Virginia.

In recent years, we have aggressively sought opportunities to provide financial services to businesses associated with and professionals within the medical community. Due to strong loan growth within this industry, our loans to borrowers in medical, dental or related fields totaled $1.26 billion as of December 31, 2006, which represents 12.4 percent of total loans and leases outstanding, compared to $1.32 billion or 13.7 percent of loans and leases at December 31, 2005. Except for this single concentration, no other industry represented more than 10 percent of total loans and leases outstanding at December 31, 2006.

In addition to geographic and industry concentrations, we monitor our loan and lease portfolio for other risk characteristics. Among the key indicators of credit risk are loan-to-value ratios, which measure a lender’s exposure as compared to the value of the underlying collateral. Regulatory agencies have established guidelines that define high loan-to-value loans as those real estate loans that exceed 65 percent to 85 percent of the collateral value depending upon the type of collateral. At December 31, 2006, we had $1.08 billion or 10.6 percent of loans and leases that exceeded the loan-to-value ratios recommended by the guidelines. At December 31, 2005, loan-to-value exceptions totaled $1.08 billion or 11.2 percent of loans and leases. While we continuously strive to limit our high loan-to-value loans, we believe that the inherent risk within these loans is lessened by mitigating factors, such as our strict underwriting criteria and the high rate of owner-occupied properties.

Table 12

NONPERFORMING ASSETS

	December 31,
	2006	2005	2004	2003	2002
	(thousands, except ratios)
Nonaccrual loans and leases	$14,882	$18,969	$14,266	$18,190	$15,521
Other real estate	6,028	6,753	9,020	5,949	7,330

Total nonperforming assets	$20,910	$25,722	$23,286	$24,139	$22,851

Accruing loans and leases 90 days or more past due	$5,185	$9,180	$12,192	$11,492	$9,566
Loans and leases at December 31	$10,239,551	$9,642,994	$9,354,387	$8,326,598	$7,620,263
Ratio of nonperforming assets to total loans and leases plus other real estate	0.20%	0.27%	0.25%	0.29%	0.30%

Interest income that would have been earned on nonperforming loans and leases had they been performing	$1,271	$551	$773	$1,182	$1,190
Interest income earned on nonperforming loans and leases	226	821	281	356	753

There were no foreign loans or leases outstanding in any period.

Nonperforming assets include nonaccrual loans and leases and other real estate. With the exception of certain residential mortgage loans, the accrual of interest on loans and leases is discontinued when we deem that collection of additional principal or interest is doubtful. Loans and leases are returned to an accrual status when both principal and interest are current and the asset is determined to be performing in accordance with the terms of the loan instrument. The accrual of interest on certain residential mortgage loans is discontinued when a loan is more than three monthly payments past due, and the accrual of interest resumes when the loan is less than three monthly payments past due. Other real estate includes foreclosed property as well as branch facilities that we have closed but not sold. Nonperforming asset balances for the past five years are presented in Table 12.

BancShares’ nonperforming assets at December 31, 2006 totaled $20.9 million, compared to $25.7 million at December 31, 2005 and $23.3 million at December 31, 2004. A portion of the reduction experienced in during 2006 is attributable to write downs taken on a single relationship that was classified as non-accrual as of December 31, 2005. As a percentage of total loans, leases and other real estate, nonperforming assets represented 0.20 percent, 0.27 percent and 0.25 percent as of December 31, 2006, 2005 and 2004. These ratios are low by industry standards, evidence of our strong focus on asset quality. We continue to closely monitor past due accounts to identify any loans and leases that should be classified as impaired or non-accrual.

At December 31, 2006, BancShares’ allowance for credit losses was $138.6 million or 1.35 percent of loans and leases outstanding. This compares to $135.8 million or 1.41 percent at December 31, 2005, and $130.8 million or 1.40 percent at December 31, 2004.

The provision for credit losses charged to operations was $20.9 million during 2006 compared to $33.1 million during 2005 and $34.5 million during 2004. The $12.2 million or 36.9 percent decrease in provision for credit losses from 2005 to 2006 resulted primarily from a reduction in net charge-offs during 2006.

Table 13

ALLOWANCE FOR CREDIT LOSSES

	2006	2005	2004	2003	2002
	(thousands, except ratios)
Allowance for credit losses at beginning of period	$135,770	$130,832	$119,357	$112,533	$107,087
Adjustment for sale of loans	—	(1,585)	—	—	—
Acquired allowance for credit losses	—	—	—	409	—
Provision for credit losses	20,906	33,109	34,473	24,187	26,550
Charge-offs:
Real estate:
Construction and land development	—	(1)	(13)	(16)	(580)
Commercial mortgage	(124)	(551)	(804)	(318)	(1,186)
Residential mortgage	(1,717)	(1,912)	(2,351)	(1,594)	(2,916)
Revolving mortgage	(1,475)	(951)	(1,384)	(1,392)	(902)
Other mortgage	—	—	—	—	—

Total real estate loans	(3,316)	(3,415)	(4,552)	(3,320)	(5,584)
Commercial and industrial	(10,362)	(18,319)	(9,583)	(7,101)	(7,654)
Consumer	(9,171)	(10,425)	(12,238)	(10,481)	(10,117)
Lease financing	(1,488)	(347)	(173)	(756)	(1,585)

Total charge-offs	(24,337)	(32,506)	(26,546)	(21,658)	(24,940)

Recoveries:
Real estate:
Construction and land development	—	—	34	10	—
Commercial mortgage	182	409	236	164	954
Residential mortgage	290	432	244	631	239
Revolving mortgage	182	155	103	63	15
Other mortgage	—	—	—	—	—

Total real estate loans	654	996	617	868	1,208
Commercial and industrial	1,358	2,164	1,084	1,428	1,212
Consumer	4,140	2,672	1,761	1,590	1,413
Lease financing	155	88	86	—	3

Total recoveries	6,307	5,920	3,548	3,886	3,836

Net charge-offs	(18,030)	(26,586)	(22,998)	(17,772)	(21,104)

Allowance for credit losses at end of period	$138,646	$135,770	$130,832	$119,357	$112,533

Allowance for credit losses includes:
Allowance for loan and lease losses	$132,004	$128,847	$123,861	$112,304	$106,889
Reserve for unfunded commitments	6,642	6,923	6,971	7,053	5,644

Allowance for credit losses at end of period	$138,646	$135,770	$130,832	$119,357	$112,533

Average loans and leases	$9,961,032	$9,364,327	$8,892,317	$7,886,948	$7,379,607
Loans and leases at year-end	10,239,551	9,642,994	9,354,387	8,326,598	7,620,263
Ratios
Net charge-offs to average loans and leases	0.18%	0.28%	0.26%	0.23%	0.29%
Percent of loans and leases at period-end:
Allowance for loan and lease losses	1.29	1.34	1.32	1.35	1.40
Reserve for unfunded commitments	0.06	0.07	0.07	0.08	0.07
Allowance for credit losses	1.35	1.41	1.40	1.43	1.48

All information presented in this table relates to domestic loans and leases as BancShares makes no foreign loans and leases.

Net charge-offs for 2006 totaled $18.0 million, compared to $26.6 million during 2005, and $23.0 million during 2004. The ratio of net charge-offs to average loans and leases outstanding equaled 0.18 percent during 2006, 0.28 percent during 2005 and 0.26 percent during 2004. These low loss ratios reflect the quality of BancShares’ loan and lease portfolio and are a key indicator that we closely monitor to evaluate our operational performance. Table 13 provides details concerning the allowance for credit losses and provision for credit losses for the past five years.

Gross charge-offs for 2006 were $24.3 million, compared to $32.5 million in 2005, a decrease of $8.2 million or 25.1 percent. Gross charge-offs in 2005 represented a $6.0 million or 22.5 percent increase over the $26.5 million recorded in 2004. During 2006, charge-offs of commercial and industrial loans declined $8.0 million, primarily the result of losses on a single relationship recorded during 2005. Consumer loan charge-offs decreased $1.3 million, while lease financing charge-offs increased $1.1 million.

Table 14

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

	December 31
	2006		2005		2004		2003		2002
	Allowance for Credit Losses	Percent of Loans to Total Loans	Allowance for Credit Losses	Percent of Loans to Total Loans	Allowance for Credit Losses	Percent of Loans to Total Loans	Allowance for Credit Losses	Percent of Loans to Total Loans	Allowance for Credit Losses	Percent of Loans to Total Loans
	(thousands)
Real estate:
Construction and land development	$9,351	7.65%	$8,985	7.95%	$7,704	6.29%	$7,806	10.26%	$7,911	10.49%
Commercial mortgage	41,626	36.39	39,356	36.49	37,769	35.06	33,054	28.20	31,380	26.71
Residential mortgage	6,954	10.01	6,822	10.54	6,387	10.47	5,577	10.86	5,581	13.89
Revolving mortgage	8,848	12.95	9,094	14.19	11,992	18.32	9,725	19.20	7,519	17.52
Other mortgage	2,145	1.61	2,242	1.79	2,249	1.84	2,113	1.92	1,863	1.97

Total real estate loans	68,924	68.61	66,499	70.96	66,101	71.98	58,275	70.44	54,254	70.58
Commercial and industrial	35,883	14.58	32,834	12.38	29,191	10.37	26,921	11.16	23,705	12.15
Consumer	24,333	13.29	24,519	13.68	25,845	14.94	24,564	15.65	25,326	15.14
Lease financing	3,562	2.87	2,389	2.42	2,229	2.05	2,518	1.93	2,036	1.86
Other	723	0.65	576	0.56	743	0.66	901	0.82	255	0.27
Unallocated	5,221		8,953		6,723		6,178		6,957

Total	$138,646	100.00%	$135,770	100.00%	$130,832	100.00%	$119,357	100.00%	$112,533	100.00%

Table 14 details the allocation of the allowance for credit losses among the various loan types. The process used to allocate the allowance considers, among other factors, whether the borrower is a retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement. Generally, loans and leases to commercial customers are evaluated individually and assigned a credit grade, while loans to retail customers are evaluated among groups of loans with similar characteristics. Loans and leases evaluated individually are assigned a credit grade using such factors as the borrower’s cash flow, the value of any underlying collateral and the strength of any guarantee. The rating becomes the basis for the allowance allocation for that individual loan or lease. Groups of loans are aggregated over their remaining estimated behavioral lives and probable loss projections for each period become the basis for the allowance allocation. The loss projections are based on historical loss patterns and current economic conditions.

The amount of the allowance for credit losses not allocated through these loss models represents the unallocated portion of the allowance. The decrease in the unallocated allowance during 2006 results from refinements to the allowance model.

Interest Rate Risk.    Interest rate risk results principally from assets and liabilities maturing or repricing at different points in time, from assets and liabilities repricing at the same point in time but in different amounts and from short-term and long-term interest rates changing in different magnitudes, an event frequently described by the resulting impact on the shape of the yield curve. Market interest rates may also have a direct or indirect impact on the interest rate and repricing characteristics of loans and leases that are originated as well as the rate characteristics of our interest-bearing liabilities.

We assess our interest rate risk by simulating future amounts of net interest income using various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. The net interest income simulations are prepared over a 12-month and 24-month forecast horizon. As of December 31, 2006, net interest income for the subsequent 12-month period under both a gradual 200-basis point rate reduction and an immediate 200-basis point rate reduction increased by less than 2.0 percent as compared to the stable rate scenario. Similarly, net interest income for the ensuing 12-month period under both a gradual 200-basis point rate increase and an immediate 200-basis point rate increase declined by less than 2.0 percent as compared to the stable rate scenario.

We also utilize the market value of equity as a measurement tool in measuring and managing interest rate risk. The market value of equity measures the degree to which the market values of our assets and liabilities will change given a specific degree of movement in interest rates. Our calculation methodology for the market value of equity utilizes a 200-basis point parallel rate shock. As of December 31, 2006, the market value of equity is estimated to increase by 8.8 percent given a 200-basis point immediate decrease in interest rates, and decline by 6.1 percent when interest rates immediately increase by 200 basis points. The estimated amounts for the market value of equity are highly influenced by the relatively longer maturity of the commercial loan component of interest-earning assets than for interest-bearing liabilities.

As our largest single asset, the impact of maturities and repricings within our loan and lease portfolio has a significant impact on our interest rate risk. Table 15 provides a loan maturity distribution and information regarding the sensitivity of loans and leases to changes in interest rates.

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our rate sensitivity and interest rate risk. However, during the second quarter of 2006, in conjunction with the issuance of $115.0 million in trust preferred securities, we entered into an interest rate swap to synthetically convert the variable rate coupon on the securities to a fixed rate of 7.125 percent for a period of five years. The interest rate swap is a cash flow derivative under Statement of Financial Accounting Standards No. 133. The derivative is valued each quarter, and changes in the fair value are recorded on the consolidated balance sheet with an offset to other comprehensive income for the effective portion and an offset to the consolidated statements of income for any ineffective portion. The determination of effectiveness is made under the long-haul method.

Table 15

LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

	December 31, 2006
	Within One Year	One to Five Years	After Five Years	Total
	(thousands)
Real estate:
Construction and land development	$416,376	$245,671	$121,633	$783,680
Commercial mortgage	1,411,908	1,534,899	778,945	3,725,752
Residential mortgage	315,401	373,633	336,201	1,025,235
Revolving mortgage	185,696	318,337	822,370	1,326,403
Other mortgage	62,280	68,865	34,078	165,223

Total real estate loans	2,391,661	2,541,405	2,093,227	7,026,293
Commercial and industrial	514,016	570,486	408,824	1,493,326
Consumer	288,904	913,949	157,671	1,360,524
Lease financing	73,592	220,774	—	294,366
Other	26,825	24,224	13,993	65,042

Total	$3,294,998	$4,270,838	$2,673,715	$10,239,551

Loans maturing after one year with:
Fixed interest rates		$2,960,931	$1,568,673	$4,529,604
Floating or adjustable rates		1,309,907	1,105,040	2,414,947

Total		$4,270,838	$2,673,713	$6,944,551

Liquidity Risk.    Liquidity risk results from the mismatching of asset and liability cash flows. BancShares manages this risk by structuring its balance sheet prudently and by maintaining various borrowing resources to fund potential cash needs. BancShares has historically maintained a strong focus on liquidity and our deposit base represents our primary liquidity source. The rate of growth in average deposits was 6.3 percent during 2006, 6.9 percent during 2005 and 5.1 percent during 2004. Through our deposit pricing strategies, we have the ability to stimulate or curtail deposit growth. In addition to deposits, BancShares maintains additional sources for borrowed funds through federal funds lines of credit and other borrowing facilities. At December 31, 2006, BancShares had access to $525.0 million in unfunded borrowings through its various sources.

Once we have generated the needed liquidity and have satisfied our loan demand, residual liquidity is invested in overnight and longer-term investment products. Investment securities available for sale provide immediate liquidity as needed. At December 31, 2006, investment securities available for sale totaled $3.00 billion compared to $2.29 billion at December 31, 2005. At December 31, 2006 and 2005, the sum of cash and due from banks, overnight investments and investment securities available for sale represent 27.7 percent and 24.3 percent of total assets, respectively.

In addition, investment securities held to maturity provide an ongoing liquidity source based on the scheduled maturity dates of the securities. These securities totaled $219.2 million at December 31, 2006 compared to $636.5 million at December 31, 2005. Investment securities held to maturity had an average maturity of nine months at December 31, 2006, compared to eleven months at December 31, 2005.

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

Although FCB has grown through acquisition in certain markets, throughout its history, much of its expansion has been accomplished on a de novo basis. However, because of FCB’s relative size, the costs associated with de novo branching at its current rate of expansion are not material to FCB’s financial performance. Since it first opened in 1997, ISB has followed a similar business model for growth and expansion. However, due to the number of branch offices that have yet to attain sufficient size for profitability, the financial results and trends of ISB are significantly affected by its current and continuing growth. Each new market ISB enters creates additional operating costs that are typically not offset by revenues until the third year of operation. ISB’s rapid growth in new markets in recent years has continued to adversely impact its financial performance. Losses incurred since ISB’s inception total $27.0 million.

IronStone Bank.    At December 31, 2006, ISB operated 56 facilities in Florida, Georgia, Texas, New Mexico, Arizona, California, Colorado, Oregon and Washington. ISB continues to focus on markets with favorable growth prospects. Our business model for these new markets has two pivotal requirements. First, we hire experienced bankers who are established in the markets we are entering and who are focused on delivering high quality customer service while maintaining strong asset quality. Second, we occupy attractive and accessible branch facilities. Both of these are costly goals, but we believe that they are critical to establishing a solid foundation for future success in these new markets.

As a result of expansion into new markets and growth in existing markets, ISB’s total assets increased from $1.86 billion at December 31, 2005 to $2.14 billion at December 31, 2006, an increase of $280.7 million or 15.1 percent. ISB’s net interest income increased $5.1 million or 8.3 percent during 2006, the result of balance sheet growth. Loans and leases increased $190.0 million or 11.3 percent from $1.68 billion at December 31, 2005 to $1.87 billion at December 31, 2006.

Provision for credit losses decreased $4.5 million or 55.8 percent during 2006, due to lower net charge offs and slower loan growth. Net charge-offs amounted to $1.1 million during 2006, compared to $3.7 million in 2005, a decrease of $2.6 million.

ISB’s noninterest income increased $3.5 million or 44.9 percent during 2006, primarily the result of higher cardholder and merchant services income and commissions generated by the working capital finance group.

Noninterest expense increased $6.2 million or 9.5 percent during 2006, the result of higher personnel and occupancy costs incurred in conjunction with the opening of new branch offices as well as higher cardholder processing costs.

ISB recorded net income of $2.2 million during 2006 compared to net losses of $2.9 million during 2005 and $3.0 million in 2004.

During the first quarter of 2007, ISB announced plans to expand its Texas franchise into the Dallas area and to establish new branches in Oklahoma City and Kansas City. As its growth continues, ISB will continue to incur incremental operating costs, particularly in the areas of personnel, occupancy and equipment. As a result of the anticipated expansion of its franchise, ISB will operate at a near breakeven level during 2007.

First-Citizens Bank & Trust Company.    At December 31, 2006, FCB operated 340 branches, compared to 339 branches at December 31, 2005. In addition to its established franchise in North Carolina, Virginia and West Virginia, FCB opened new offices in Maryland and Tennessee during 2005.

FCB’s total assets increased from $12.71 billion at December 31, 2005 to $13.33 billion at December 31, 2006, an increase of $622.1 million or 4.9 percent. FCB’s net interest income increased $21.4 million or 5.3 percent during 2006, benefiting from growth in interest-earning assets. Provision for credit losses decreased $7.7 million or 30.8 percent during 2006 due to lower net charge-offs and slower loan growth.

FCB’s noninterest income increased $13.3 million or 5.1 percent during 2006, primarily the result of higher cardholder and merchant services income, commission-based income and client bank income.

Noninterest expense increased $29.0 million or 6.6 percent during 2006, due to higher personnel, credit card processing and occupancy expense. FCB recorded net income of $139.1 million during 2006 compared to $128.5 million during 2005. This represents a $10.6 million or 8.3 percent increase in net income.

FOURTH QUARTER ANALYSIS

BancShares reported net income of $33.2 million for the quarter ended December 31, 2006, compared to $27.8 million for the corresponding period of 2005, an increase of 19.3 percent. Per share income for the fourth quarter 2006 totaled $3.18 compared to $2.67 for the same period of 2005. BancShares’ results generated an annualized return on average assets of 0.84 percent for the fourth quarter of 2006, compared to 0.76 percent for the same period of 2005. The annualized return on average equity equaled 10.19 percent during the fourth quarter of 2006, compared to 9.45 percent for the same period of 2005. In the fourth quarter, higher noninterest income and lower provision for credit losses contributed to the improvement in net income. These benefits were partially offset by higher noninterest expense and lower net interest income.

Net interest income decreased $331,000 or 0.3 percent in the fourth quarter of 2006, compared to the same period of 2005. The taxable-equivalent net yield on interest-earning assets decreased from 3.58 percent in the fourth quarter of 2005 to 3.34 percent for the fourth quarter of 2006.

Average interest-earning assets increased $926.3 million to $13.95 billion from the fourth quarter of 2005 to the fourth quarter of 2006. Average loans and leases outstanding during the fourth quarter of 2006 were $10.13 billion, an increase of $678.4 million or 7.2 percent over 2005. The yield on interest-earning assets increased 60 basis points from 5.62 percent in 2005 to 6.22 percent in 2006. The yield on average loans and leases improved 50 basis points to 6.94 percent while the taxable-equivalent yield on investment securities increased 78 basis points to 4.11 percent.

Average interest-bearing liabilities increased $980.4 million to $11.60 billion. Average time deposits increased $654.8 million or 14.6 percent to $5.13 billion while average short-term borrowings increased $421.6 million or 55.4 percent to $1.18 billion due to strong growth among master note borrowings and repurchase obligations. The rate on average interest-bearing liabilities increased 97 basis points to 3.46 percent in 2006.

The provision for credit losses decreased $6.2 million or 45.6 percent in the fourth quarter of 2006, compared to the same period of 2005 due to lower net charge-offs, primarily the result of losses sustained on a single relationship during the fourth quarter of 2005. Net charge-offs were $7.0 million during the fourth quarter of 2006, compared to $11.0 million during the same period of 2005.

Noninterest income increased $5.8 million or 8.8 percent during the fourth quarter. Cardholder and merchant services income increased $3.2 million or 16.9 percent due to favorable volume growth, while trust and asset management fees increased $1.4 million or 30.5 percent due to improved market returns. Deposit service charge income declined by $1.4 million.

Table 16

SELECTED QUARTERLY DATA

	2006				2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(thousands, except per share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$218,102	$214,650	$202,499	$190,001	$183,949	$173,534	$160,206	$148,245
Interest expense	101,215	96,773	83,566	72,183	66,731	59,306	49,536	42,578

Net interest income	116,887	117,877	118,933	117,818	117,218	114,228	110,670	105,667
Provision for credit losses	7,383	3,813	2,973	6,737	13,578	7,211	6,994	5,326

Net interest income after provision for credit losses	109,504	114,064	115,960	111,081	103,640	107,017	103,676	100,341
Noninterest income	71,381	72,605	69,609	65,749	65,589	68,220	68,699	61,271
Noninterest expense	132,223	134,865	135,207	131,712	125,527	128,779	124,084	121,393

Income before income taxes	48,662	51,804	50,362	45,118	43,702	46,458	48,291	40,219
Income taxes	15,467	18,877	18,650	16,461	15,866	16,505	18,215	15,222

Net income	$33,195	$32,927	$31,712	$28,657	$27,836	$29,953	$30,076	$24,997

Net interest income, taxable equivalent	$117,394	$118,345	$119,351	$118,226	$117,601	$114,603	$111,038	$106,014

SELECTED QUARTERLY AVERAGES
Total assets	$15,628,835	$15,477,992	$15,322,373	$14,699,290	$14,516,620	$14,160,391	$13,618,161	$13,309,802
Investment securities	3,176,845	3,072,113	2,964,308	2,896,711	2,938,833	2,764,377	2,345,056	2,072,316
Loans and leases	10,133,502	10,075,016	9,924,208	9,705,443	9,455,059	9,323,115	9,324,200	9,357,480
Interest-earning assets	13,951,134	13,820,610	13,522,235	13,129,313	13,024,871	12,750,494	12,255,663	11,929,086
Deposits	12,601,708	12,571,525	12,440,125	12,192,664	12,071,673	11,836,193	11,562,349	11,379,079
Interest-bearing liabilities	11,601,752	11,485,378	11,156,821	10,794,420	10,621,384	10,312,675	9,867,227	9,640,417
Long-term obligations	424,597	500,564	466,259	408,946	409,612	409,825	308,461	285,666
Shareholders’ equity	$1,292,771	$1,254,551	$1,219,835	$1,196,174	$1,169,113	$1,143,391	$1,118,122	$1,094,213
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

SELECTED QUARTER-END BALANCES
Total assets	$15,729,697	$15,633,597	$15,530,846	$15,099,564	$14,639,392	$14,484,919	$14,023,066	$13,592,675
Investment securities	3,221,048	3,118,025	3,024,780	2,896,962	2,929,516	2,871,731	2,644,335	2,187,374
Loans and leases	10,239,551	10,129,423	10,029,045	9,810,088	9,642,994	9,359,540	9,300,984	9,404,742
Interest-earning assets	13,809,196	13,818,528	13,685,530	13,455,968	13,053,522	12,996,027	12,579,346	12,234,577
Deposits	12,743,324	12,681,150	12,717,219	12,512,557	12,173,858	12,123,491	11,758,089	11,629,382
Interest-bearing liabilities	11,612,372	11,510,073	11,395,473	11,038,192	10,745,696	10,544,543	10,156,552	9,818,651
Long-term obligations	401,198	424,351	527,478	408,954	408,987	409,742	409,964	285,312
Shareholders’ equity	$1,310,819	$1,276,608	$1,232,933	$1,207,720	$1,181,059	$1,158,885	$1,134,242	$1,102,568
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

PROFITABILITY RATIOS (averages)
Rate of return (annualized) on:
Total assets	0.84%	0.84%	0.84%	0.79%	0.76%	0.84%	0.89%	0.76%
Shareholders’ equity	10.19	10.41	10.43	9.72	9.45	10.39	10.79	9.26
Dividend payout ratio	8.65	8.70	9.05	10.00	10.30	9.58	9.55	11.46

LIQUIDITY AND CAPITAL RATIOS (averages)
Loans and leases to deposits	80.41%	80.14%	79.78%	79.60%	78.32%	78.77%	80.64%	82.23%
Shareholders’ equity to total assets	8.27	8.11	7.96	8.14	8.05	8.07	8.21	8.22
Time certificates of $100,000 or more to total deposits	16.17	15.74	15.04	14.44	13.45	12.59	12.24	11.90

PER SHARE OF STOCK
Net income	$3.18	$3.16	$3.04	$2.75	$2.67	$2.87	$2.88	$2.40
Cash dividends (Class A and Class B)	0.275	0.275	0.275	0.275	0.275	0.275	0.275	0.275
Class A sales price
High	202.64	217.79	201.92	201.78	191.75	174.25	147.66	154.36
Low	183.57	191.00	175.76	174.72	160.00	144.21	126.20	132.71
Class B sales price
High	205.00	214.00	198.50	191.00	188.00	170.00	143.00	152.35
Low	196.50	198.00	184.00	180.00	165.00	136.00	130.25	138.00

Stock information related to Class A common stock reflects the sales price, as reported on the NASDAQ Global Select Market. Stock information related to Class B common stock reflects the sales price as reported on the OTC Bulletin Board prior to any retail mark-up, mark-down or commission and may not represent actual transactions. As of December 31, 2006, there were 2,240 holders of record of Class A common stock and 412 holder of record of Class B common stock.

Table 17

CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS—FOURTH QUARTER

	2006			2005			Increase (decrease) due to:
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(thousands)
Assets
Loans and leases	$10,133,502	$177,174	6.94%	$9,455,059	$153,386	6.44%	$11,442	$12,346	$23,788
Investment securities:
U.S. Government	3,098,167	31,977	4.12	2,859,418	23,851	3.31	2,155	5,971	8,126
State, country and municipal	5,847	82	5.56	6,761	91	5.34	(13)	4	(9)
Other	72,831	844	4.60	72,654	729	3.98	2	113	115

Total investment securities	3,176,845	32,903	4.11	2,938,833	24,671	3.33	2,144	6,088	8,232
Overnight investments	640,787	8,532	5.28	630,979	6,275	3.95	120	2,137	2,257

Total interest-earning assets	$13,951,134	$218,609	6.22%	$13,024,871	$184,332	5.62%	$13,706	$20,571	$34,277

Liabilities
Deposits:
Checking With Interest	$1,477,601	$464	0.12%	$1,589,807	$495	0.12%	$(32)	$1	$(31)
Savings	606,635	326	0.21	711,796	381	0.21	(55)	—	(55)
Money market accounts	2,784,676	23,125	3.29	2,678,368	15,320	2.27	764	7,041	7,805
Time deposits	5,125,904	56,664	4.39	4,471,095	37,113	3.29	6,292	13,259	19,551

Total interest-bearing deposits	9,994,816	80,579	3.20	9,451,066	53,309	2.24	6,969	20,301	27,270
Short-term borrowings	1,182,339	13,461	4.52	760,706	5,982	3.12	4,055	3,424	7,479
Long-term obligations	424,597	7,175	6.70	409,612	7,440	7.21	267	(532)	(265)

Total interest-bearing liabilities	$11,601,752	$101,215	3.46%	$10,621,384	$66,731	2.49%	$11,291	$23,193	$34,484

Interest rate spread			2.76%			3.13%
Net interest income and net yield on interest-earning assets		$117,394	3.34%		$117,601	3.58%	$2,415	$(2,622)	$(207)

Average loan and leases includes nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.9% for each period.

Noninterest expense increased $6.7 million or 5.3 percent during the fourth quarter of 2006, when compared to the same period of 2005. Salaries increased $2.8 million or 5.0 percent from the fourth quarter of 2005 to the fourth quarter of 2006. Employee benefits expense decreased $474,000 or 3.9 percent to $11.6 million from 2005 to 2006 as pension costs were lower. Occupancy costs increased $1.6 million or 13.5 percent from $11.9 million during the fourth quarter of 2005 to $13.5 million during the fourth quarter of 2006. Higher personnel and occupancy costs are related to the continued expansion of the branch network. Among other expense, the cost of cardholder loyalty reward programs increased $1.7 million due to two additional programs added during 2006 while credit card processing fees increased $656,000 due to higher transaction volume in the fourth quarter of 2006 when compared to the fourth quarter of 2005.

Table 16 provides quarterly information for each of the quarters in 2006 and 2005. Table 17 analyzes the components of changes in net interest income between the fourth quarter of 2006 and 2005.

Table 18

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

	Payments due by period
Type of obligation	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
	(thousands)
Contractual obligations
Deposits	$11,426,498	$1,062,410	$245,027	$9,389	$12,743,324
Short-term borrowings	1,150,847	—	—	—	1,150,847
Long-term obligations	1,065	1,299	396	398,438	401,198
Operating leases	16,413	27,405	15,792	67,575	127,185

Total contractual obligations	$12,594,823	$1,091,114	$261,215	$475,402	$14,422,554

Commitments
Loan commitments	$1,998,801	$162,792	$39,898	$2,251,687	$4,453,178
Standby letters of credit	39,079	8,569	18	—	47,666

Total commercial commitments	$2,037,880	$171,361	$39,916	$2,251,687	$4,500,844

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

As a normal part of its business, BancShares, FCB, ISB and other subsidiaries enter into various contractual obligations and commercial commitments. Table 18 identifies significant obligations and commitments as of December 31, 2006.

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

TRANSACTIONS WITH RELATED PERSONS

BancShares’ related persons include our directors, nominees for election as directors, executive officers, beneficial owners of more than 5 percent of a class of our voting stock and immediate family members of one of those persons. There are several other financial institutions that, as a result of significant common ownership, are considered to be controlled by related persons. We routinely conduct business with these related persons and, in some cases, with entities controlled by them.

Some of these relationships with related persons and the entities they control affect our consolidated statements of income. Fees from processing services includes $26.1 million, $23.0 million and $20.0 million recorded during 2006, 2005 and 2004, for services provided to entities controlled by related persons. The largest individual institution contributed $16.9 million, $14.4 million and $13.5 million, respectively, during 2006, 2005 and 2004.

During 2006, 2005 and 2004, we recognized legal expense of $4.4 million, $4.3 million and $5.3 million to the law firm that serves as our General Counsel. The senior member of that firm is a related person since he is a member of our board of directors.

Certain of these transactions with related persons also affect our consolidated balance sheets. At December 31, 2006 and 2005, loans and leases outstanding include $34.7 million and $34.0 million in loans to related persons. Investment securities available for sale include an equity investment in a financial institution controlled by related persons. This investment had a carrying value of $25.1 million and $25.2 million at December 31, 2006 and 2005, respectively. The carrying value of this equity investment is established based upon the quoted price per share as of December 31 in the over-the-counter market on the OTC Bulletin Board.

Short-term borrowings include $41.3 million and $24.6 million in federal funds purchased from financial institutions controlled by related persons at December 31, 2006 and 2005. Additionally, BancShares had off balance sheet obligations for unfunded loan commitments to related persons that totaled $20.9 million and $16.3 million at December 31, 2006 and 2005, respectively.

CURRENT ACCOUNTING AND REGULATORY ISSUES

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections”, which replaces prior accounting guidance related to accounting changes and error corrections. SFAS 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. BancShares adopted SFAS 154 on January 1, 2006. There was no material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies uncertainty in income taxes recognized by establishing a recognition threshold and a measurement attribute for the financial statement treatment of a tax position taken or expected to be taken in a tax return. FIN 48 is effective January 1, 2007. Although FIN 48 may change the accounting for uncertain income tax positions, Management believes that the new standard will not have a material impact on BancShares’ consolidated financial statements.

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

In September 2006, the FASB issued Summary of Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (Statement 158). Statement 158, which applies to BancShares’ defined benefit plan, requires the overfunded or underfunded status of a plan be recorded as an asset or liability in the sponsor’s balance sheet and changes in that funded status be recognized in the year in which the changes occur through comprehensive income. Since the fair value of plan assets as of December 31, 2006 exceeded the estimated benefit obligation, BancShares reported a prepaid pension asset of $51.4 million. In addition to the recognition of the funded status, the December 31, 2006 consolidated financial statements include additional disclosures required by Statement 158. Beginning in 2008, Statement 158 requires that plan sponsors measure the funded status of a plan as of the balance sheet date.

In September 2006, the SEC’s staff issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued to clarify the appropriate treatment of misstatements in audited financial statements.

There are two methods for quantifying the effects of financial statement misstatements. The ‘rollover’ method focuses primarily on the impact of the misstatement on the income statement and, in some cases, considers the impact of reversing prior year misstatements. However, if the cause of the misstatement does not reverse in the following year, the rollover method would result in the accumulation of misstatements on the balance sheet. The ‘iron curtain’ method focuses on the impact of the misstatement on the balance sheet.

SAB 108 establishes an approach that requires quantification of effects of the financial statement misstatements on the company’s financial statements and related disclosures. This dual approach compels us to consider the impact of financial statement misstatements using both the iron curtain and the rollover methods. SAB 108 permits companies to either restate prior period financial statements to reflect the dual approach method or to record the cumulative effect of initially applying the dual approach by adjusting the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment to the opening balance of retained earnings.

Prior to the adoption of SAB 108, we quantified the impact of misstatements using the rollover method and determined the impact of those misstatements was not material to our consolidated financial statements. Our prior misstatements resulted from the cash-basis recognition of income derived from our merchant services function, client bank processing services and certain wealth management activities.

We adopted SAB 108 effective January 1, 2006 and have elected to record the cumulative effect of the change. As a result, upon adoption of SAB 108, we recorded an adjusting entry to recognize $7.2 million in income earned not collected and $2.8 million in income tax payable. The net impact of $4.4 million was recorded as an adjustment to retained earnings as of January 1, 2006.

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

Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions and real estate values, particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral, and other developments or changes in our business that we do not expect.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

First Citizens BancShares, Inc.

We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Citizens BancShares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, effective December 31, 2006, First Citizens BancShares, Inc. adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Citizens BancShares’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2007 expressed unqualified opinions on both management’s assessment of the company’s internal control over financial reporting and the effectiveness of the company’s internal control over financial reporting.

Raleigh, North Carolina

February 28, 2007

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of First Citizens BancShares, Inc. and subsidiaries (BancShares) is responsible for establishing and maintaining adequate internal control over financial reporting. BancShares’ internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

BancShares’ management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on those criteria.

BancShares’ independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 40.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

First Citizens BancShares, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that First Citizens BancShares, Inc. and subsidiaries (BancShares) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. BancShares’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that BancShares maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, BancShares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancShares as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007, expressed an unqualified opinion. As discussed in Note A to the consolidated financial statements, effective December 31, 2006, First Citizens BancShares, Inc. adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Raleigh, North Carolina

February 28, 2007

CONSOLIDATED BALANCE SHEETS

First Citizens BancShares, Inc. and Subsidiaries

	December 31
	2006	2005
	(thousands, except share data)
ASSETS
Cash and due from banks	$1,010,984	$777,928
Overnight investments	348,597	481,012
Investment securities available for sale (cost of $2,990,444 in 2006 and $2,296,402 in 2005)	3,001,890	2,293,020
Investment securities held to maturity (fair value of $218,333 in 2006 and $631,876 in 2005)	219,158	636,496
Loans and leases	10,239,551	9,642,994
Less allowance for loan and lease losses	132,004	128,847

Net loans and leases	10,107,547	9,514,147
Premises and equipment	702,926	639,469
Income earned not collected	71,562	54,879
Goodwill	102,625	102,735
Other intangible assets	8,000	10,318
Other assets	156,408	129,388

Total assets	$15,729,697	$14,639,392

LIABILITIES
Deposits:
Noninterest-bearing	$2,682,997	$2,616,177
Interest-bearing	10,060,327	9,557,681

Total deposits	12,743,324	12,173,858
Short-term borrowings	1,150,847	779,028
Long-term obligations	401,198	408,987
Other liabilities	123,509	96,460

Total liabilities	14,418,878	13,458,333
SHAREHOLDERS’ EQUITY
Common stock:
Class A—$1 par value (11,000,000 shares authorized; 8,756,778 shares issued for each period)	8,757	8,757
Class B—$1 par value (2,000,000 shares authorized; 1,677,675 shares issued for each period)	1,678	1,678
Surplus	143,766	143,766
Retained earnings	1,148,372	1,029,005
Accumulated other comprehensive income (loss)	8,246	(2,147)

Total shareholders’ equity	1,310,819	1,181,059

Total liabilities and shareholders’ equity	$15,729,697	$14,639,392

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

First Citizens BancShares, Inc. and Subsidiaries

	Year Ended December 31
	2006	2005	2004
	(thousands, except share and per share data)
INTEREST INCOME
Loans and leases	$678,349	$570,778	$466,312
Investment securities:
U. S. Government	112,461	73,472	47,515
State, county and municipal	235	252	275
Other	3,304	2,224	1,137

Total investment securities interest and dividend income	116,000	75,948	48,927
Overnight investments	30,903	19,208	5,878

Total interest income	825,252	665,934	521,117
INTEREST EXPENSE
Deposits	280,178	176,631	108,439
Short-term borrowings	41,431	14,966	3,611
Long-term obligations	32,128	26,554	21,776

Total interest expense	353,737	218,151	133,826

Net interest income	471,515	447,783	387,291
Provision for credit losses	20,906	33,109	34,473

Net interest income after provision for credit losses	450,609	414,674	352,818
NONINTEREST INCOME
Cardholder and merchant services	86,103	75,298	65,903
Service charges on deposit accounts	72,561	77,376	81,478
Commission-based income	32,502	26,043	24,623
Fees from processing services	29,631	25,598	23,888
Trust and asset management fees	21,586	18,588	16,913
Mortgage income	8,408	7,868	8,352
ATM income	6,803	7,843	8,416
Other service charges and fees	16,062	16,507	13,688
Securities(losses) gains	(659)	(492)	1,852
Other	6,347	9,150	6,158

Total noninterest income	279,344	263,779	251,271
NONINTEREST EXPENSE
Salaries and wages	231,386	215,504	207,088
Employee benefits	50,445	51,517	48,624
Occupancy expense	52,153	46,912	43,997
Equipment expense	52,490	50,291	50,125
Other	147,533	135,559	130,060

Total noninterest expense	534,007	499,783	479,894

Income before income taxes	195,946	178,670	124,195
Income taxes	69,455	65,808	49,352

Net income	$126,491	$112,862	$74,843

PER SHARE INFORMATION
Net income available to common shareholders	$12.12	$10.82	$7.17
Weighted average shares outstanding	10,434,453	10,434,453	10,435,247

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands, except share data)
Balance at December 31, 2003	$8,759	$1,678	$143,766	$864,470	$10,632	$1,029,305
Comprehensive income:
Net income	—	—	—	74,843	—	74,843
Unrealized securities losses arising during period, net of deferred taxes	—	—	—	—	(5,023)	(5,023)
Less: reclassification adjustment for gains included in net income, net of deferred taxes	—	—	—	—	1,121	1,121

Unrealized securities losses, net of deferred taxes	—	—	—	—	(6,144)	(6,144)

Total comprehensive income	—	—	—	74,843	(6,144)	68,699

Redemption of 1,892 shares of Class A common stock	(2)	—	—	(213)	—	(215)
Cash dividends	—	—	—	(11,479)	—	(11,479)

Balance at December 31, 2004	8,757	1,678	143,766	927,621	4,488	1,086,310
Comprehensive income:
Net income	—	—	—	112,862	—	112,862
Unrealized securities losses arising during period, net of deferred taxes	—	—	—	—	(6,933)	(6,933)
Less: reclassification adjustment for losses included in net income, net of deferred taxes	—	—	—	—	(298)	(298)

Unrealized securities losses, net of deferred taxes	—	—	—	—	(6,635)	(6,635)

Total comprehensive income	—	—	—	112,862	(6,635)	106,227

Cash dividends				(11,478)		(11,478)

Balance at December 31, 2005	8,757	1,678	143,766	1,029,005	(2,147)	1,181,059
Adjustment resulting from adoption of
Staff Accounting Bulletin No. 108	—	—	—	4,354	—	4,354
Comprehensive income:
Net income	—	—	—	126,491	—	126,491
Unrealized securities gains arising during period, net of deferred taxes	—	—	—	—	8,577	8,577
Less: reclassification adjustment for losses included in net income, net of deferred taxes	—	—	—	—	(399)	(399)

Unrealized securities gains, net of deferred taxes	—	—	—	—	8,976	8,976
Change in unrecognized loss on cash flow hedge, net of deferred taxes	—	—	—	—	(1,085)	(1,085)
Change in prepaid pension asset, net of deferred taxes	—	—	—	—	2,502	2,502

Total comprehensive income	—	—	—	126,491	10,393	136,884

Cash dividends	—	—	—	(11,478)	—	(11,478)

Balance at December 31, 2006	$8,757	$1,678	$143,766	$1,148,372	$8,246	$1,310,819

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

First Citizens BancShares, Inc. and Subsidiaries

	For the Year Ended
	2006	2005	2004
		(thousands)
OPERATING ACTIVITIES
Net income	$126,491	$112,862	$74,843
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	2,318	2,453	2,360
Provision for credit losses	20,906	33,109	34,473
Deferred tax expense (benefit)	694	(1,573)	4,715
Change in current taxes payable	5,394	1,581	(15,475)
Depreciation	48,286	45,075	43,810
Change in accrued interest payable	19,777	15,005	4
Change in income earned not collected	(9,526)	(14,305)	1,355
Securities losses (gains)	659	492	(1,852)
Origination of loans held for sale	(488,220)	(535,897)	(518,079)
Proceeds from sale of loans	508,883	731,913	502,314
Gain on sale of loans	(1,246)	(4,680)	(3,781)
Gain on sale of branch office	(826)	—	(426)
Net amortization of premiums and discounts	(5,307)	(1,436)	6,954
Net change in other assets	(33,049)	(1,022)	(23,252)
Net change in other liabilities	366	(15,100)	3,672

Net cash provided by operating activities	195,600	368,477	111,635

INVESTING ACTIVITIES
Net change in loans outstanding	(634,040)	(508,055)	(1,028,953)
Purchases of investment securities held to maturity	(26,074)	(264,700)	(630,471)
Purchases of investment securities available for sale	(1,265,212)	(1,334,214)	(275,263)
Proceeds from maturities of investment securities held to maturity	444,807	507,119	972,755
Proceeds from maturities of investment securities available for sale	574,423	277,939	261,629
Net change in overnight investments	132,415	(97,269)	(89,338)
Dispositions of premises and equipment	6,710	9,542	8,201
Additions to premises and equipment	(118,694)	(123,948)	(80,707)
Purchase and sale of branches, net of cash transferred	(19,450)	18,343	(2,497)

Net cash used by investing activities	(905,115)	(1,515,243)	(864,644)

FINANCING ACTIVITIES
Net change in time deposits	590,132	603,248	241,081
Net change in demand and other interest-bearing deposits	(113)	198,855	398,976
Net change in short-term borrowings	345,715	329,386	14,161
Originations of long-term obligations	121,408	125,000	—
Redemption of long-term obligations	(103,093)	—	—
Redemption of common stock	—	—	(215)
Cash dividends paid	(11,478)	(11,478)	(11,479)

Net cash provided by financing activities	942,571	1,245,011	642,524

Change in cash and due from banks	233,056	98,245	(110,485)
Cash and due from banks at beginning of period	777,928	679,683	790,168

Cash and due from banks at end of period	$1,010,984	$777,928	$679,683

CASH PAYMENTS FOR:
Interest	$373,514	$203,146	$133,822
Income taxes	61,795	65,860	39,973
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains (losses)	$11,446	$(10,808)	$(10,171)
Unrealized loss on cash flow hedge	(1,793)	—	—
Prepaid pension asset	4,112	—	—

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

FCB and ISB offer full-service banking services designed to meet the needs of retail and commercial customers in the markets in which they operate. The services offered include transaction and savings deposit accounts, commercial and consumer lending, trust, asset management and broker-dealer services, insurance services and other activities incidental to commercial banking. BancShares is also the parent company of American Guaranty Insurance Company (AGI), which is engaged in writing property and casualty insurance, and Neuse, Incorporated, which owns some of the real property from which ISB operates its branches.

FCB has other subsidiaries that support its full-service banking operation. First Citizens Investor Services and IronStone Securities are registered broker-dealers in securities that provide investment services, including sales of annuities and third party mutual funds. Triangle Life Insurance Company (TLI) writes credit life and credit accident and health insurance. Neuse Financial Services, Inc. is a title insurance agency.

During 2006, First Citizens Bank, National Association, a wholly-owned subsidiary of FCB, which was the issuing and processing bank for retail credit cards and merchant accounts, was merged into FCB. Another wholly-owned subsidiary, T-TECH, Inc., which provided payment processing services to third parties, was liquidated during 2006 through the sale of its principal assets. On January 1, 2007, AGI and TLI were sold. These transactions did not have a material impact on the consolidated financial statements.

The accounting and reporting policies of BancShares and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and, with regard to the banking subsidiaries, conform to general industry practices. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by BancShares in the preparation of its consolidated financial statements are the determination of the allowance for credit losses, pension plan assumptions and income taxes.

Intercompany accounts and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform to statement presentations for 2006. However, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

Investment Securities

BancShares has the ability and the positive intent to hold investment securities held to maturity until the scheduled maturity date. These securities are stated at cost adjusted for amortization of premium and accretion of discount. Accreted discounts and amortized premiums are included in interest income on an effective yield basis.

Investment securities available for sale are carried at their fair value with unrealized gains and losses, net of deferred income taxes, recorded as a component of other comprehensive income within shareholders’ equity. Gains and losses realized from the sales of investment securities available for sale are determined by specific identification and are included in noninterest income.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Investment securities are periodically evaluated to determine whether the investment is other than temporarily impaired. If an investment security is determined to be other than temporarily impaired, the security is written down to its fair value with an offsetting securities loss.

At December 31, 2006 and 2005, BancShares had no investment securities held for trading purposes.

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

Management considers the established ALLL adequate to absorb probable losses that relate to loans and leases outstanding as of December 31, 2006. Management considers the established RUC adequate to absorb probable losses that relate to off-balance sheet loan commitments outstanding as of December 31, 2006. Future additions to the ALLL and the RUC may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares’ ALLL and the RUC. Such agencies may require the recognition of adjustments to the ALLL and RUC based on their judgments of information available to them at the time of their examination.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Management considers a loan to be impaired when based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to contractual terms of the loan agreement. Impaired loans are valued by either the discounted expected cash flow method using the loan’s original effective interest rate or the collateral value. When the ultimate collectibility of an impaired loan’s principal is doubtful, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is tested annually for impairment.

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

Derivative Financial Instruments

Derivative financial instruments include interest rate swaps, caps, floors, collars, options or other financial instruments designed to hedge exposures to interest rate risk or for speculative purposes. During 2006, BancShares entered into an interest rate swap that is a cash flow derivative under Statement of Financial Accounting Standards No. 133. The derivative is valued each quarter, and changes in the fair value are recorded on the consolidated balance

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

sheet with an offset to other comprehensive income for the effective portion and an offset to the consolidated statements of income for any ineffective portion. The assessment of effectiveness is performed using the long-haul method. There are no speculative derivative financial instruments in any period.

Per Share Data

Net income per share has been computed by dividing net income by the weighted average number of both classes of common shares outstanding during each period. The weighted average number of shares outstanding for 2006 and 2005 was 10,434,453 compared to 10,435,247 in 2004. BancShares had no potential common stock outstanding in any period.

Cash dividends per share apply to both Class A and Class B common stock. Shares of Class A common stock carry one vote per share, while shares of Class B common stock carry 16 votes per share.

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes unrealized gains (losses) on investment securities available for sale, the change in the fair value of a cash flow hedge and the change in the prepaid pension asset.

The tax effects applicable to the components of other comprehensive income (loss) included in the consolidated statements of changes in shareholders’ equity are as follows for the years ended December 31:

	2006	2005	2004
Unrealized securities gains (losses) arising during period	$4,315	$(4,367)	$(3,296)
Less: reclassification adjustments for gains (losses) included in net income	(260)	(194)	731
Change in unrecognized loss on cash flow hedge	(708)	—	—
Change in prepaid pension asset	1,610	—	—

Total	$5,477	$(4,173)	$(4,027)

Current Accounting Matters

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (Statement 154), which replaces prior accounting guidance related to accounting changes and error corrections. Statement 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. Statement 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. BancShares adopted Statement 154 on January 1, 2006. There was no material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies uncertainty in income taxes recognized by establishing a recognition threshold and a measurement attribute for the financial statement treatment of a tax position taken or expected to be taken in a tax return. FIN 48 is effective January 1, 2007. Although FIN 48 may change the accounting for uncertain income tax positions, it does not appear the new standard will have a material impact on BancShares’ consolidated financial statements.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (Statement 158). Statement 158 requires sponsors of defined benefit and other post-retirement plans to recognize the overfunded or underfunded status of that plan as an asset or liability in the sponsor’s statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The recognition of the funded status of the defined benefit plan and additional disclosures outlined in Statement 158 are reflected in BancShares’ December 31, 2006 consolidated financial statements. Statement 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, although that requirement is not effective until 2008.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued to clarify the appropriate treatment of misstatements in audited financial statements. There are two methods for quantifying the effects of financial statement misstatements. The ‘rollover’ method focuses primarily on the impact of the misstatement on the income statement and, in some cases, considers the impact of reversing prior year misstatements. However, if the cause of the misstatement does not reverse in the following year, the rollover method would result in the accumulation of misstatements on the balance sheet. The ‘iron curtain’ method focuses on the impact of the misstatement on the balance sheet.

SAB 108 establishes an approach that requires quantification of effects of the financial statement misstatements on the company’s financial statements and related disclosures. This dual approach requires consideration of the impact of financial statement misstatements using both the iron curtain and the rollover methods. SAB 108 permits companies to either restate prior period financial statements to reflect the dual approach method or to record the cumulative effect of initially applying the dual approach by adjusting the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment to the opening balance of retained earnings.

Prior to the adoption of SAB 108, BancShares quantified the impact of misstatements using the rollover method and management determined the impact of those misstatements was not material to the consolidated financial statements. The prior misstatements resulted from the cash-basis recognition of income derived from merchant services, client bank processing and certain wealth management activities.

BancShares adopted SAB 108 effective January 1, 2006 and elected to record the cumulative effect of the change, which resulted in the recognition of $7,157 in income earned not collected, $2,803 in income tax payable and a $4,354 adjustment to retained earnings.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE B—INVESTMENT SECURITIES

The aggregate values of investment securities at December 31 along with gains and losses determined on an individual security basis are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
2006
U. S. Government	$2,940,810	$1,218	$16,338	$2,925,690
Equity securities	35,171	26,532	—	61,703
State, county and municipal	4,290	10	43	4,257
Other	10,173	67	—	10,240

Total investment securities available for sale	$2,990,444	$27,827	$16,381	$3,001,890

2005
U. S. Government	$2,244,864	$45	$30,188	$2,214,721
Equity securities	34,409	26,809	—	61,218
State, county and municipal	5,227	8	56	5,179
Other	11,902	—	—	11,902

Total investment securities available for sale	$2,296,402	$26,862	$30,244	$2,293,020

Investment securities held to maturity
2006
U. S. Government	$217,330	$54	$1,008	$216,376
State, county and municipal	1,578	129	—	1,707
Other	250	—	—	250

Total investment securities held to maturity	$219,158	$183	$1,008	$218,333

2005
U. S. Government	$634,673	$162	$4,927	$629,908
State, county and municipal	1,573	145	—	1,718
Other	250	—	—	250

Total investment securities held to maturity	$636,496	$307	$4,927	$631,876

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table provides maturity information for investment securities at December 31. Callable securities are assumed to mature on their earliest call date.

	2006		2005
	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Maturing in:
One year or less	$1,515,069	$1,504,843	$1,160,510	$1,141,549
One through five years	1,369,763	1,366,267	1,058,485	1,047,890
Five to 10 years	6,807	6,572	1,230	1,219
Over 10 years	63,634	62,505	41,768	41,144
Equity securities	35,171	61,703	34,409	61,218

Total investment securities available for sale	$2,990,444	$3,001,890	$2,296,402	$2,293,020

Investment securities held to maturity
Maturing in:
One year or less	$210,232	$209,296	$416,172	$413,289
One through five years	401	407	209,604	207,639
Five to 10 years	46	46	—	—
Over 10 years	8,479	8,584	10,720	10,948

Total investment securities held to maturity	$219,158	$218,333	$636,496	$631,876

The amount of securities gains (losses) reported includes the following:

	Year ended December 31,
	2006	2005	2004
Gains on sales of investment securities available for sale	$328	$—	$1,923
Losses on sales of investment securities available for sale	—	—	(71)
Other than temporary impairment losses	(987)	(469)	—
Other	—	(23)	—

Total securities gains (losses)	$(659)	$(492)	$1,852

In conjunction with the securitization and sale of revolving mortgage loans during 2005, BancShares retained a residual interest in the securitized assets in the form of an interest-only strip, which is included within investment securities available for sale and is carried at its estimated fair value. Quoted market prices are not readily available for retained residual interests, so the fair value was estimated based on various factors that may have an impact on the fair value of the retained interests. The assumed discount rate was 10 percent; the assumed rate of credit losses was 10 basis points; the estimated weighted average loan life was 3.3 years. Based on the assumptions used, the estimated fair value of the retained residual interest was $11,586 at the date of the securitization. Based on changes that occurred after the date of the securitization, an other than temporary impairment was recorded during 2005 and 2006. The carrying value of the retained interest was $10,240 at December 31, 2006 and $11,902 at December 31, 2005.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table provides information regarding the length of time that individual investment securities had been in a continuous loss position:

	Less than 12 months		12 months or more		Total
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale:
U.S. Government	$835,311	$2,867	$1,635,549	$13,471	$2,470,860	$16,338
Equity securities	—	—	—	—	—	—
State, county and municipal	389	1	3,080	42	3,469	43

Total	$835,700	$2,868	$1,638,629	$13,513	$2,474,329	$16,381

Investment securities held to maturity:
U.S. Government	$—	$—	$209,451	$1,008	$209,451	$1,008
State, county and municipal	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$—	$—	$209,451	$1,008	$209,451	$1,008

December 31, 2005
Investment securities available for sale:
U.S. Government	$1,285,442	$11,477	$870,378	$18,711	$2,155,820	$30,188
Equity securities	—	—	—	—	—	—
State, county and municipal	1,898	27	2,098	29	3,996	56

Total	$1,287,340	$11,504	$872,476	$18,740	$2,159,816	$30,244

Investment securities held to maturity:
U.S. Government	$246,462	$2,310	$373,969	$2,617	$620,431	$4,927
State, county and municipal	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$246,462	$2,310	$373,969	$2,617	$620,431	$4,927

Investment securities with an aggregate fair value of $1,848,080 have had continuous unrealized losses for more than twelve months as of December 31, 2006. The aggregate amount of the unrealized loss was $14,521 at December 31, 2006. These securities include U.S. Government, government agency and state, county and municipal securities. The unrealized losses relate to fixed-rate debt securities that have incurred fair value reductions due to increasing market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

Investment securities having an aggregate carrying value of $2,401,839 at December 31, 2006 and $1,597,723 at December 31, 2005, were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE C—LOANS AND LEASES

Loans and leases outstanding at December 31 include the following:

	2006	2005
Real estate:
Construction and land development	$783,680	$766,945
Commercial mortgage	3,725,752	3,518,563
Residential mortgage	1,025,235	1,016,677
Revolving mortgage	1,326,403	1,368,729
Other mortgage	165,223	172,712

Total real estate loans	7,026,293	6,843,626
Commercial and industrial	1,493,326	1,193,349
Consumer	1,360,524	1,318,971
Lease financing	294,366	233,499
Other	65,042	53,549

Total loans and leases	$10,239,551	$9,642,994

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

In conjunction with the securitization and sale, BancShares established a servicing asset of $1,401, which represented the estimated fair value of the right to service the loans that were securitized and sold. This asset is being amortized over the estimated servicing life of 149 months. The carrying value of the servicing asset was $936 at December 31, 2006 and $1,179 at December 31, 2005. BancShares recorded amortization expense of $242 in 2006 and $222 in 2005.

At December 31, 2006, 12.4 percent of total loans and leases represent loans to customers in medical-related fields. There were no foreign loans outstanding during either period, nor were there any loans to finance highly leveraged transactions. Substantially all loans and leases are to customers domiciled within BancShares’ principal market areas.

At December 31, 2006 loans totaling $274,692 in loans were pledged to secure debt obligations, compared to $377,946 at December 31, 2005.

At December 31, 2006 and 2005 nonperforming loans and leases totaled $14,882 and $18,969, respectively, all of which are nonaccrual. Gross interest income on nonperforming loans that would have been recorded had these loans been performing was $1,271, $551 and $773, respectively, during 2006, 2005 and 2004. Interest income recognized on nonperforming loans was $226, $821 and $281 during the respective periods. As of December 31, 2006 and 2005, the balance of other real estate was $6,028 and $6,753. Loans transferred to other real estate totaled $4,338, $6,431 and $5,801 during 2006, 2005 and 2004. Loans 90 days or more past due and still accruing totaled $5,185 and $9,180 at December 31, 2006 and 2005, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

In each period, BancShares originated much of its residential mortgage loan production through correspondent mortgage banks. Loan sale activity is summarized below:

	2006	2005	2004
Loans held for sale at December 31	$41,768	$61,185	$22,770
For the year ended December 31:
Loans sold	507,637	727,233	498,533
Net gain on sale of loans	1,246	4,680	3,781

NOTE D—ALLOWANCE FOR LOAN AND LEASE LOSSES AND RESERVE FOR UNFUNDED COMMITMENTS

Activity in the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded commitments, is summarized as follows:

	Allowance for Loan and Lease Losses	Reserve for Unfunded Commitments	Allowance for Credit Losses
Balance at December 31, 2003	$112,304	$7,053	$119,357
Provision for credit losses	34,555	(82)	34,473
Loans and leases charged off	(26,546)	—	(26,546)
Loans and leases recovered	3,548	—	3,548

Net charge-offs	(22,998)	—	(22,998)

Balance at December 31, 2004	123,861	6,971	130,832

Allowance released from sale of loans	(1,537)	(48)	(1,585)
Provision for credit losses	33,109	—	33,109
Loans and leases charged off	(32,506)	—	(32,506)
Loans and leases recovered	5,920	—	5,920

Net charge-offs	(26,586)	—	(26,586)

Balance at December 31, 2005	128,847	6,923	135,770

Provision for credit losses	21,187	(281)	20,906
Loans and leases charged off	(24,337)	—	(24,337)
Loans and leases recovered	6,307	—	6,307

Net charge-offs	(18,030)	—	(18,030)

Balance at December 31, 2006	$132,004	$6,642	$138,646

At December 31, 2006 and 2005, impaired loans, exclusive of those loans evaluated collectively as a homogeneous group, totaled $11,557 and $15,094, respectively, all of which were classified as nonaccrual. Total allowances of $2,979 and $1,653 have been established for impaired loans outstanding as of December 31, 2006 and 2005, respectively.

The average recorded investment in impaired loans during the years ended December 31, 2006, 2005 and 2004, was $13,986, $8,480 and $9,787, respectively. For the years ended December 31, 2006, 2005 and 2004, BancShares recognized cash basis interest income on those impaired loans of $153, $113 and $101 respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE E—PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31 are summarized as follows:

	2006	2005
Land	$152,313	$145,881
Premises and leasehold improvements	595,325	531,461
Furniture and equipment	273,866	278,911

Total	1,021,504	956,253
Less accumulated depreciation and amortization	318,578	316,784

Premises and equipment	$702,926	$639,469

There were no premises pledged to secure borrowings at December 31, 2006 and 2005.

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

Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2006:

Year Ending December 31:
2007	$16,413
2008	15,466
2009	11,939
2010	8,547
2011	7,245
Thereafter	67,575

Total minimum payments	$127,185

Total rent expense for all operating leases amounted to $15,207 in 2006, $14,433 in 2005 and $14,332 in 2004, net of rent income, which totaled $1,962, $1,977 and $1,200 during 2006, 2005 and 2004, respectively.

NOTE F—DEPOSITS

Deposits at December 31 are summarized as follows:

	2006	2005
Demand	$2,682,997	$2,616,177
Checking With Interest	1,600,925	1,658,569
Money market accounts	2,755,502	2,657,653
Savings	593,861	700,999
Time	5,110,039	4,540,460

Total Deposits	$12,743,324	$12,173,858

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Time deposits with a minimum denomination of $100 totaled $2,061,676 and $1,679,835 at December 31, 2006 and 2005, respectively.

At December 31, 2006 the scheduled maturities of time deposits were:

2007	$3,793,213
2008	906,325
2009	156,085
2010	126,305
2011	118,722
Thereafter	9,389

Total time deposits	$5,110,039

NOTE G—SHORT-TERM BORROWINGS

Short-term borrowings at December 31 are as follows:

	2006	2005
Master notes	$741,029	$520,585
Repurchase agreements	251,135	150,054
Notes payable to Federal Home Loan Bank of Atlanta	75,000	50,000
Federal funds purchased	66,066	36,620
Other	17,617	21,769

Total short-term borrowings	$1,150,847	$779,028

At December 31, 2006, BancShares and its subsidiaries had unused credit lines allowing access to overnight borrowings of up to $525,000 on an unsecured basis. Additionally, under various borrowing arrangements with the Federal Reserve and the Federal Home Loan Bank of Atlanta, BancShares and its subsidiaries have access, on a secured basis, to additional borrowings as needed.

NOTE H—LONG-TERM OBLIGATIONS

Long-term obligations at December 31 include:

	2006	2005
Junior subordinated debenture at 8.05 percent maturing March 5, 2028	$154,640	$154,640
Junior subordinated debenture at 8.40 percent maturing October 31, 2031	—	103,093
Junior subordinated debenture at 3-month LIBOR plus 1.75 percent maturing June 30, 2036	118,557	—
Subordinated notes payable at 5.125 percent maturing June 1, 2015	125,000	125,000
Obligation to the Federal Home Loan Bank of Atlanta maturing December 17, 2007 at a fixed rate of 3.44 percent, secured by mortgage loans	—	25,000
Obligations under capitalized leases extending to January 2013	3,001	1,254

Total long-term obligations	$401,198	$408,987

The 8.05 percent junior subordinated debenture issued in 1998 (the 1998 Debenture) is held by FCB/NC Capital Trust I. FCB/NC Capital Trust I purchased the 1998 Debenture with the proceeds from the $150,000 in 8.05 percent trust preferred capital securities issued in 1998 (the 1998 Preferred Securities). The 1998 Debenture is the sole asset of the trust. The 1998 Preferred Securities are redeemable in whole or in part on or after March 1, 2008 at a premium that declines until 2018, when the redemption price equals the par value.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The 8.40 percent junior subordinated debenture issued in 2001 (the 2001 Debenture) was held by FCB/NC Capital Trust II prior to its redemption at par in October, 2006. FCB/NC Capital Trust II purchased the 2001 Debenture with the proceeds from the $100,000 in 8.40 percent trust preferred capital securities issued in 2001 (the 2001 Preferred Securities). The 2001 Debenture was the sole asset of the trust until October 2006, when the 2001 Debenture and the 2001 Preferred Securities were redeemed as provided in the trust agreement.

The variable rate junior subordinated debenture issued in 2006 (the 2006 Debenture) is held by FCB/NC Capital Trust III. FCB/NC Capital Trust III purchased the 2006 Debenture with the proceeds from the $115,000 in adjustable rate trust preferred securities issued in 2006 (the 2006 Preferred Securities). The 2006 Debenture is the sole asset of the trust. The 2006 Preferred Securities are redeemable in whole or in part after June 30, 2011. The 2001 Preferred Securities and the 2001 Debenture were issued with a variable rate of 175 basis points above the 3-month LIBOR. During the second quarter of 2006, BancShares entered into an interest rate swap to synthetically convert the variable rate coupon on the securities to a fixed rate of 7.125 percent for a period of five years.

FCB/NC Capital Trust I, FCB/NC Capital Trust II and FCB/NC Capital Trust III are grantor trusts established by BancShares for the purpose of issuing trust preferred capital securities.

The subordinated notes issued during 2005 are unsecured obligations of FCB and are junior to existing and future senior indebtedness and obligations to depositors and general or secured creditors.

Long-term obligations maturing in each of the five years subsequent to December 31, 2006 include:

2007	$1,065
2008	1,125
2009	174
2010	190
2011	206
Thereafter	398,438

$401,198

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

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$1,010,984	$1,010,984	$777,928	$777,928
Overnight investments	348,597	348,597	481,012	481,012
Investment securities available for sale	3,001,890	3,001,890	2,293,020	2,293,020
Investment securities held to maturity	219,158	218,333	636,496	631,876
Loans and leases, net of allowance for loan and lease losses	10,107,547	9,910,768	9,514,147	9,478,995
Income earned not collected	71,562	71,562	54,879	54,879
Deposits	12,743,324	12,805,791	12,173,858	12,229,952
Short-term borrowings	1,150,847	1,150,847	779,028	779,028
Long-term obligations	401,198	403,488	408,987	418,221
Accrued interest payable	63,739	63,739	43,602	43,602

At December 31, 2006, the interest rate swap with a notional value of $115,000 had a fair value of ($1,793), which is included in other liabilities. There was no interest rate swap outstanding at December 31, 2005.

For off-balance sheet commitments and contingencies, carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares’ financial position.

NOTE J—EMPLOYEE BENEFIT PLANS

BancShares sponsors two employee benefit plans for the benefit of its qualifying employees: a noncontributory defined benefit pension plan and a 401(k) savings plan. Both of the plans are qualified under the Internal Revenue Code. BancShares also maintains agreements with certain executives that provide payments for a period of ten years following a separation of service after an agreed-upon age and death benefits.

Defined Benefit Pension Plan

Employees who qualify under length of service and other requirements participate in a noncontributory defined benefit pension plan. Under the plan, retirement benefits are based on years of service and average earnings. The policy is to fund amounts approximating the maximum amount that is deductible for federal income tax purposes. BancShares contributed $25,000 in 2006, $30,000 in 2005 and $20,000 in 2004 to the plan. The plan’s assets consist of investments in FCB’s common trust funds, which include listed common stocks and fixed income securities, as well as investments in mid-cap, small-cap, REIT and international stocks through unaffiliated money managers.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Benefit Obligations

The following table calculates the projected benefit obligation at December 31, 2006 and 2005:

	2006	2005
Benefit obligation at beginning of year	$296,709	$277,833
Service cost	14,408	13,504
Interest cost	16,598	16,101
Actuarial gain	(16,200)	(1,026)
Transfer to related parties	(225)	—
Benefits paid	(10,309)	(9,703)

Benefit obligation at end of year	$300,981	$296,709

The accumulated benefit obligation for the plan at December 31, 2006 and 2005 was $242,130 and $236,378, respectively. The plan uses a measurement date of December 31.

The weighted average assumptions used to determine the benefit obligations as of December 31 are as follows:

	2006	2005
Discount rate	5.75%	5.50%
Rate of compensation increase	4.25	4.25

Plan Assets

The following table describes the changes in plan assets during 2006 and 2005. Employer contributions and benefits paid include only those amounts contributed directly to or paid directly from plan assets.

	2006	2005
Fair value of plan assets at beginning of year	$296,619	$255,069
Actual return on plan assets	41,373	21,253
Employer contributions	25,000	30,000
Transfer to related parties	(258)	—
Benefits paid	(10,309)	(9,703)

Fair value of plan assets at end of year	$352,425	$296,619

The following table describes the actual allocation of plan assets as of December 31, 2006 and 2005 and the projected allocation for 2007 The expected long-term rate of return on plan assets was 8.50% at December 31, 2006 and 2005.

	2007 Target	Actual, December 31,
		2006	2005
Equity securities	60%	61%	60%
Debt securities	40	38	39
Cash and equivalents	—	1	1

Total	100%	100%	100%

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Funded Status

The funded status of the plan, which represents the prepaid pension asset included within other assets on the consolidated balance sheet, is:

	December 31,
	2006	2005
Fair value of plan assets	$352,425	$296,619
Benefit obligation	300,981	296,709

Funded status	51,444	(90)
Amounts not yet recognized:
Unrecognized net loss	—	31,374
Unrecognized prior service cost	—	2,432

Net asset recognized	$51,444	$33,716

Prepaid pension asset	$51,444	$33,716
Accrued benefit cost	—	—

Net asset recognized	$51,444	$33,716

Accumulated other comprehensive income:
Net actuarial gain	$6,314	$—
Prior service cost	2,202	—

Accumulated other comprehensive income	$4,112	$—

At December 31, 2006, the fair value of plan assets exceeded both the projected benefit obligation and the accumulated benefit obligation. At December 31, 2005, the fair value of plan assets totaled $296,619. This amount exceeded the accumulated benefit obligation of $236,378, but was less than the projected benefit obligation of $296,709.

Cash Flows

During 2007, BancShares anticipates making contributions to the pension plan totaling $20,000. The pension plan anticipates making benefit payments in the following periods:

Projected Benefit Payments
2007	$9,876
2008	10,522
2009	11,362
2010	12,329
2011	13,431
2012-2016	88,779

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Net Periodic Cost

The following table shows the components of periodic benefit cost related to the pension plan for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Service cost	$14,408	$13,504	$12,273
Interest cost	16,598	16,101	15,206
Expected return on assets	(22,776)	(18,893)	(17,350)
Amortization of prior service cost	231	283	154
Amortization of net actuarial loss	2,924	2,836	2,291

Total net periodic benefit cost	$11,385	$13,831	$12,574

The weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Discount rate	5.50%	5.75%	6.00%
Rate of compensation increase	4.25%	4.75%	4.75%
Expected return on plan assets	8.50%	8.50%	8.50%

401(k) Savings Plan

Employees are also eligible to participate in a 401(k) plan after 31 days of service through deferral of portions of their salary. Based on the employee’s contribution, BancShares will match up to 75% of the employee contribution. BancShares made participating contributions of $6,381, $5,965 and $5,725 during 2006, 2005 and 2004, respectively.

Additional Benefits for Executives and Directors and Officers of Acquired Entities

FCB and ISB have entered into contractual agreements with certain executives that provide payments for a period of ten years following a separation of service after an agreed-upon age and death benefits. FCB has also assumed liability for contractual obligations to directors and officers of acquired entities. The following table indicates the accrued liability as of December 31, 2006 and 2005 and the changes in the accrued liability during the years then ended.

	Year Ended December 31,
	2006	2005
Present value of accrued liability as of January 1	$18,119	$15,268
Benefit expense	—	2,082
Benefits paid	(851)	(745)
Benefits forfeited	(475)	(170)
Interest cost	565	1,684

Present value of accrued liability as of December 31	$17,358	$18,119

Discount rate at December 31	5.75%	5.50%

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE K—NONINTEREST INCOME AND NONINTEREST EXPENSE

Commission-based income included the following:

	2006	2005	2004
Broker-dealer	$19,436	$15,119	$14,719
Insurance	8,003	7,318	7,008
Working capital finance	5,063	3,606	2,896

Total commission-based income	$32,502	$26,043	$24,623

Other noninterest expense for the years ended December 31 included the following:

	2006	2005	2004
Cardholder and merchant services expense	$37,286	$32,067	$28,290
Telecommunications expense	9,844	9,873	10,461
Cardholder reward program expense	9,228	5,878	5,763
Postage expense	8,926	8,045	8,639
Advertising expense	7,212	7,206	7,981
Courier service expense	6,624	5,076	4,757
Legal expense	5,244	4,124	5,978
Consultant expense	2,254	3,362	2,980
Amortization of intangibles	2,318	2,453	2,360
Other	58,597	57,475	52,851

Total other noninterest expense	$147,533	$135,559	$130,060

NOTE L—INCOME TAXES

At December 31, income tax expense consisted of the following:

	2006	2005	2004
Current tax expense
Federal	$62,389	$59,190	$29,342
State	6,372	8,191	15,295

Total current tax expense	68,761	67,381	44,637

Deferred tax expense (benefit)
Federal	(146)	(2,120)	6,242
State	840	547	(1,527)

Total deferred tax expense (benefit)	694	(1,573)	4,715

Total income tax expense	$69,455	$65,808	$49,352

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent in each period to pretax income as a result of the following:

	2006	2005	2004
Income taxes at statutory rates	$68,581	$62,535	$43,468
Increase (reduction) in income taxes resulting from:
Nontaxable income on loans and investments, net of nondeductible expenses	(1,053)	(797)	(783)
State and local income taxes, net of federal income tax benefit	4,688	5,680	8,949
Tax credits	(1,645)	(1,128)	(857)
Other, net	(1,116)	(482)	(1,425)

Total income tax expense	$69,455	$65,808	$49,352

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

During 2004, BancShares settled assessments from the North Carolina Department of Revenue arising from a routine audit of North Carolina tax returns for 2002, 2001 and 2000. Including interest, 2004 state income taxes increased $5,033 as a result of that settlement.

The net deferred tax asset included the following components at December 31:

	2006	2005
Allowance for loan and lease losses	$52,414	$51,213
Executive separation from service agreements	6,833	7,156
State operating loss carryforward	936	979
Unrealized loss on cash flow hedge	708	—
Other	4,909	4,600

Gross deferred tax asset	65,800	63,948
Less valuation allowance	668	1,681

Deferred tax asset	65,132	62,267

Accelerated depreciation	6,845	9,911
Lease financing activities	12,825	13,860
Prepaid pension asset	20,291	13,351
Net unrealized securities gains (losses)	4,612	(1,235)
Net deferred loan fees and costs	4,282	4,716
Intangible asset	7,655	6,267
Other	4,468	3,800

Deferred tax liability	60,978	50,670

Net deferred tax asset	$4,154	$11,597

The valuation allowance necessary to reduce BancShares’ gross state deferred tax asset to the amount that is more likely than not to be realized was $668 and $1,681 at December 31, 2006 and 2005 respectively. The reduction during 2006 resulted from taxable income generated by ISB.

NOTE M—TRANSACTIONS WITH RELATED PERSONS

BancShares, FCB and ISB have had, and expect to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (Related Persons). An analysis of changes in the aggregate amounts of loans and leases to Related Persons for the year ended December 31, 2006 is as follows:

Balance at beginning of year	$33,955
New loans	14,329
Repayments	13,624

Balance at end of year	$34,660

In addition to these outstanding loan and lease balances there is $20,877 available to Related Persons in unfunded loan commitments.

BancShares provides processing and operational services to other financial institutions. Certain of these institutions are deemed to be controlled by Related Persons since significant shareholders of BancShares are also deemed to be significant shareholders of the other banks. During 2006, 2005 and 2004, BancShares received $26,057, $23,961 and $23,043, respectively, for services rendered to entities controlled by Related Persons, substantially all of which is included in fees from processing services and relates to data processing services. The amount recorded from the largest individual institution totaled $16,914, $14,433 and $13,531 for 2006, 2005 and 2004, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Investment securities available for sale includes an investment in a financial institution controlled by Related Persons. This investment had a carrying value of $25,085 and $25,229 at December 31, 2006 and 2005 respectively. For each period, the investment had a cost of $508. Short-term borrowings include federal funds purchased from entities controlled by Related Persons that total $41,300 and $24,550 as of December 31, 2006 and 2005.

Other expense includes $4,376, $4,299 and $5,325 in legal expense incurred during 2006, 2005 and 2004, respectively, for the firm that serves as BancShares’ general counsel. The senior attorney of that firm is a Related Person since he is member of BancShares’ board of directors.

NOTE N—ACQUISITIONS AND DIVESTITURES

BancShares and its banking subsidiaries have participated in various business transactions involving branch offices. All of the acquisitions have been accounted for as purchases, with the results of operations included in BancShares’ consolidated financial statements after the transaction date. The pro forma impact of the acquisitions and divestitures as though they had been made at the beginning of the periods presented is not material to BancShares’ consolidated financial statements.

The following table provides information regarding the acquisitions and divestitures of branches that have been consummated during the three-year period ended December 31, 2006:

Year	Transaction	Assets[1]	Deposits
2006	Sale of one branch by First Citizens Bank	$(278)	$(20,553)
2005	Purchase of one branch by First Citizens Bank	1,783	20,957
2004	Sale of one branch by IronStone Bank	—	(12,156)
2004	Purchase of one branch by First Citizens Bank	2,343	11,565

[1]	Excludes the transfer of cash and recognition of goodwill and intangible assets

During 2005, BancShares completed the securitization and sale of $256,232 of its revolving mortgage loans. The transaction generated a pre-tax gain of $2,874, which is included in other noninterest income.

During the fourth quarter of 2006, BancShares completed the sale of the principal assets of T-TECH, Inc. (T-TECH), a wholly-owned subsidiary of FCB. T-TECH provided payment processing services to third parties. T-TECH was subsequently dissolved. On January 1, 2007, BancShares completed the sale of American Guaranty Insurance Company and Triangle Life Insurance Company. These transactions did not have a material impact on the consolidated financial statements.

NOTE O—GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill activity during 2006 and 2005:

	2006	2005
Balance, January 1	$102,735	$102,635
Goodwill generated by branch purchase	—	100
Goodwill written off due to sale of branch	(110)	—

Balance, December 31	$102,625	$102,735

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following information relates to other intangible assets, all of which are being amortized over their estimated useful lives:

	2006	2005
Balance, January 1	$10,318	$12,037
Intangible generated by branch purchase	—	734
Amortization	(2,318)	(2,453)

Balance, December 31	$8,000	$10,318

Based on current estimated useful lives and current carrying values, BancShares anticipates amortization expense for intangible assets in subsequent periods will be:

2007	$2,142
2008	2,049
2009	1,656
2010	1,534
2011	248
Beyond 2011	371

$8,000

NOTE P—REGULATORY REQUIREMENTS

Various regulatory agencies have established guidelines that evaluate capital adequacy based on risk-adjusted assets. An additional capital computation evaluates tangible capital based on tangible assets. Minimum capital requirements set forth by the regulatory agencies require a Tier 1 capital ratio of no less than 4 percent of risk-weighted assets, a total capital ratio of no less than 8 percent of risk-weighted assets, and a leverage capital ratio of no less than 3 percent of tangible assets. To meet the FDIC’s well-capitalized standards, the Tier 1 and total capital ratios must be at least 6 percent and 10 percent, respectively. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements.

Based on the most recent notifications from its regulators, FCB and ISB are well-capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2006 BancShares, FCB and ISB met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect FCB’s and ISB’s well-capitalized status.

Following is an analysis of capital ratios for BancShares, FCB and ISB as of December 31, 2006 and 2005.

	December 31, 2006			December 31, 2005
	Actual		Requirement for Well-Capitalized	Actual		Requirement for Well-Capitalized
	Amount	Ratio		Amount	Ratio
BancShares
Tier 1 capital	$1,456,947	12.93%	6.00%	$1,320,152	12.56%	6.00%
Total capital	1,732,026	15.37	10.00	1,588,141	15.11	10.00
Leverage capital	1,456,947	9.39	5.00	1,320,152	9.17	5.00
FCB
Tier 1 capital	1,104,132	11.95	6.00	998,152	11.42	6.00
Total capital	1,344,202	14.55	10.00	1,232,463	14.10	10.00
Leverage capital	1,104,132	8.33	5.00	998,152	7.97	5.00
ISB
Tier 1 capital	245,402	12.56	6.00	215,263	11.82	6.00
Total capital	268,978	13.77	10.00	236,364	12.98	10.00
Leverage capital	245,402	11.52	5.00	215,263	11.64	5.00

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The Board of Directors of FCB may declare a dividend on a portion of its undivided profits as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, without prior regulatory approval. As of December 31, 2006, the amount was limited to $869,328. However, to preserve its well-capitalized status, the maximum amount of the dividend was limited to $420,351. Dividends declared by FCB amounted to $39,952 in 2006, $32,194 in 2005 and $50,230 in 2004

BancShares and its banking subsidiaries are subject to certain requirements imposed by state and federal banking statutes and regulations. These regulations require the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of vault cash. For 2006 the requirements averaged $153,838 for FCB and $7,911 for ISB.

NOTE Q—COMMITMENTS AND CONTINGENCIES

In order to meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit-risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment. At December 31, 2006 and 2005, BancShares had unused commitments totaling $4,453,178 and $4,220,641 respectively.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At December 31, 2006 and 2005, BancShares had standby letters of credit amounting to $47,666 and $44,072, respectively.

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

NOTE R—SEGMENT DISCLOSURES

BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and ISB. Although FCB and ISB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity has its own management structure. Additionally, the financial results and trends of ISB reflect the de novo nature of its growth.

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

Management has determined that FCB and ISB are reportable business segments. In the aggregate, FCB and its consolidated subsidiaries, which are integral to its general banking operation, and ISB account for more than 90 percent of consolidated assets, revenues and net income. The ‘Other’ category in the accompanying table includes activities of the parent company, Neuse, Incorporated, a subsidiary that owns real property used in the banking operation and American Guaranty Insurance Corporation.

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

The following table provides selected financial information for BancShares’ reportable business segments:

	2006
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$124,895	$697,533	$31,345	$853,773	$(28,521)	$825,252
Interest expense	58,593	270,460	53,205	382,258	(28,521)	353,737

Net interest income	66,302	427,073	(21,860)	471,515	—	471,515
Provision for credit losses	3,548	17,358	—	20,906	—	20,906

Net interest income after provision for credit losses	62,754	409,715	(21,860)	450,609	—	450,609
Noninterest income	11,383	275,285	1,177	287,845	(8,501)	279,344
Noninterest expense	71,500	468,932	2,076	542,508	(8,501)	534,007

Income (loss) before income taxes	2,637	216,068	(22,759)	195,946	—	195,946
Income taxes	456	76,919	(7,920)	69,455	—	69,455

Net income (loss)	$2,181	$139,149	$(14,839)	$126,491	$—	$126,491

At December 31, 2006
Total assets	$2,136,683	$13,329,580	$2,249,501	$17,711,410	$(1,986,067)	$15,729,697
Loans and leases	1,869,884	8,369,667	—	10,239,551	—	10,239,551
Allowance for loan and lease losses	22,446	109,558	—	132,004	—	132,004
Deposits	1,763,095	11,027,482	—	12,790,577	(47,253)	12,743,324

	2005
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$97,840	$567,521	$11,622	$676,983	$(11,049)	$665,934
Interest expense	36,622	161,895	30,683	229,200	(11,049)	218,151

Net interest income	61,218	405,626	(19,061)	447,783	—	447,783
Provision for credit losses	8,029	25,080	—	33,109	—	33,109

Net interest income after provision for credit losses	53,189	380,546	(19,061)	414,674	—	414,674
Noninterest income	7,855	261,945	1,547	271,347	(7,568)	263,779
Noninterest expense	65,313	439,947	2,091	507,351	(7,568)	499,783

Income (loss) before income taxes	(4,269)	202,544	(19,605)	178,670	—	178,670
Income taxes	(1,390)	74,001	(6,803)	65,808	—	65,808

Net income (loss)	$(2,879)	$128,543	$(12,802)	$112,862	$—	$112,862

At December 31, 2005
Total assets	$1,855,981	$12,707,475	$1,913,563	$16,477,019	$(1,837,627)	$14,639,392
Loans and leases	1,679,883	7,963,111	—	9,642,994	—	9,642,994
Allowance for loan and lease losses	19,443	109,404	—	128,847	—	128,847
Deposits	1,423,456	10,798,361	—	12,221,817	(47,959)	12,173,858

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

	2004
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$67,987	$452,908	$3,112	$524,007	$(2,890)	$521,117
Interest expense	21,120	93,153	22,443	136,716	(2,890)	133,826

Net interest income	46,867	359,755	(19,331)	387,291	—	387,291
Provision for credit losses	4,954	29,519	—	34,473	—	34,473

Net interest income after provision for credit losses	41,913	330,236	(19,331)	352,818	—	352,818
Noninterest income	6,108	247,955	4,216	258,279	(7,008)	251,271
Noninterest expense	52,409	431,886	2,607	486,902	(7,008)	479,894

Income (loss) before income taxes	(4,388)	146,305	(17,722)	124,195	—	124,195
Income taxes	(1,405)	56,941	(6,184)	49,352	—	49,352

Net income (loss)	$(2,983)	$89,364	$(11,538)	$74,843	$—	$74,843

At December 31, 2004
Total assets	$1,500,921	$11,686,131	$1,550,055	$14,737,107	$(1,471,396)	$13,265,711
Loans and leases	1,374,055	7,980,332	—	9,354,387	—	9,354,387
Allowance for loan and lease losses	14,713	109,148	—	123,861	—	123,861
Deposits	1,093,272	10,306,079	—	11,399,351	(48,553)	11,350,798

NOTE S—FIRST CITIZENS BANCSHARES, INC. (PARENT COMPANY)

First Citizens BancShares, Inc.’s principal assets are its investments in and receivables from its subsidiaries. Its sources of income are dividends and interest income. The Parent Company’s condensed balance sheets as of December 31, 2006 and 2005, and the related condensed statements of income and cash flows for the years ended December 31, 2006, 2005 and 2004 are as follows:

CONDENSED BALANCE SHEETS

	December 31
	2006	2005
Assets
Cash	$9,403	$3,698
Investment securities	217,423	114,887
Investment in subsidiaries	1,494,838	1,356,696
Due from subsidiaries	563,445	430,827
Other assets	54,948	61,763

Total assets	$2,340,057	$1,967,871

Liabilities and Shareholders’ Equity
Short-term borrowings	$741,029	$520,585
Long-term obligations	273,197	257,733
Other liabilities	15,012	8,494
Shareholders’ equity	1,310,819	1,181,059

Total liabilities and shareholders’ equity	$2,340,057	$1,967,871

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31
	2006	2005	2004
Interest income	$31,109	$11,446	$3,003
Interest expense	53,679	31,048	22,277

Net interest income (expense)	(22,570)	(19,602)	(19,274)
Dividends from subsidiaries	44,952	32,194	50,230
Other income (loss)	(175)	(202)	2,077
Other operating expense	1,670	1,553	1,504

Income before income tax benefit and equity in undistributed net income of subsidiaries	20,537	10,837	31,529
Income tax benefit	(8,570)	(7,516)	(6,584)

Income before equity in undistributed net income of subsidiaries	29,107	18,353	38,113
Equity in undistributed net income of subsidiaries	97,384	94,509	36,730

Net income	$126,491	$112,862	$74,843

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$126,491	$112,862	$74,843
Adjustments
Undistributed net income of subsidiaries	(97,384)	(94,509)	(36,730)
Net amortization of premiums and discounts	308	(215)	99
Securities gains	(328)	—	(1,852)
Change in other assets	5,762	2,420	(11,795)
Change in other liabilities	6,518	(2,495)	(14,916)

Net cash provided by operating activities	41,367	18,063	9,649

INVESTING ACTIVITIES
Net change in due from subsidiaries	(132,618)	(286,537)	70,933
Purchases of investment securities	(161,655)	(34,837)	(69,691)
Maturities of investment securities	70,585	3,517	31,173
Proceeds from sales of investment securities	—	—	7,584
Investment in subsidiaries	(36,404)	(10,677)	(50,000)

Net cash used by investing activities	(260,092)	(328,534)	(10,001)

FINANCING ACTIVITIES
Net change in short-term borrowings	220,444	307,198	22,409
Origination of long-term obligations	118,557	—	—
Redemption of long-term obligations	(103,093)	—	—
Repurchase of common stock	—	—	(215)
Cash dividends paid	(11,478)	(11,478)	(11,479)

Net cash provided by financing activities	224,430	295,720	10,715

Net change in cash	5,705	(14,751)	10,363
Cash balance at beginning of year	3,698	18,449	8,086

Cash balance at end of year	$9,403	$3,698	$18,449

Cash payments for
Interest	$54,214	$30,415	$21,644
Income taxes	61,795	65,860	39,973
Supplemental disclosure of noncash investing and financing activities:
Unrealized securities gains (losses)	11,446	(10,808)	(10,171)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2007

FIRST CITIZENS BANCSHARES, INC. (Registrant)

/S/    JAMES B. HYLER, JR.

James B. Hyler, Jr.

Vice Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on February 28, 2007.

Signature	Title	Date

/s/ LEWIS R. HOLDING* Lewis R. Holding	Chairman and Chief Executive Officer (principal executive officer)	February 28, 2007

/s/ FRANK B. HOLDING* Frank B. Holding	Executive Vice Chairman	February 28, 2007

/s/ JAMES B. HYLER, JR. * James B. Hyler, Jr.	Vice Chairman	February 28, 2007

/s/ FRANK B. HOLDING, JR.* Frank B. Holding, Jr.	President	February 28, 2007

/S/ KENNETH A. BLACK Kenneth A. Black	Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	February 28, 2007

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	February 28, 2007

/s/ CARMEN HOLDING AMES * Carmen Holding Ames	Director	February 28, 2007

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	February 28, 2007

George H. Broadrick	Director

/s/ HOPE HOLDING CONNELL * Hope Holding Connell	Director	February 28, 2007

/s/ HUBERT M. CRAIG, III * Hubert M. Craig, III	Director	February 28, 2007

/s/ H. LEE DURHAM, JR. * H. Lee Durham, Jr.	Director	February 28, 2007

/s/ LEWIS M. FETTERMAN * Lewis M. Fetterman	Director	February 28, 2007

Charles B.C. Holt	Director

Signature	Title	Date

/s/ LUCIUS S. JONES * Lucius S. Jones	Director	February 28, 2007

Joseph T. Maloney, Jr.	Director

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	February 28, 2007

/s/ LEWIS T. NUNNELEE, II * Lewis T. Nunnelee, II	Director	February 28, 2007

/s/ C. RONALD SCHEELER * C. Ronald Scheeler	Director	February 28, 2007

/s/ RALPH K. SHELTON * Ralph K. Shelton	Director	February 28, 2007

/s/ R. C. SOLES, JR. * R. C. Soles, Jr.	Director	February 28, 2007

/s/ DAVID L. WARD, JR * David L. Ward, Jr.	Director	February 28, 2007

*	Kenneth A. Black hereby signs this Annual Report on Form 10-K on February 28, 2007, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/S/ KENNETH A. BLACK
Kenneth A. Black As Attorney-In-Fact

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1992)
3.2	Bylaws of the Registrant, as amended (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2003)
4.1	Specimen of Registrant’s Class A Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993)
4.2	Specimen of Registrant’s Class B Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993)
4.3	Amended and Restated Trust Agreement of FCB/NC Capital Trust I (incorporated by reference from Registration No. 333-59039)
4.4	Form of Guarantee Agreement (incorporated by reference from Registration No. 333-59039)
4.5	Junior Subordinated Indenture dated March 5, 1998 between Registrant and Bankers Trust Company, as Debenture Trustee (incorporated by reference from Registration No. 333-59039)
4.6	Amended and Restated Trust Agreement of FCB/NC Capital Trust III (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)
4.7	Guarantee Agreement relating to Registrant’s guarantee of the capital securities of FCB/NC Capital Trust III (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)
4.8	Junior Subordinated Debenture dated May 18, 2006 between Registrant and Wilmington Trust Company, as Debenture Trustee (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)
10.1	Amended and Restated Employee Consultation, Post-Retirement Non-Competition and Death Benefit Agreement dated October 25, 2005 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Lewis R. Holding (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2005)
10.2	Amended and Restated Employee Consultation, Post-Retirement Non-Competition and Death Benefit Agreement dated October 25, 2005 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Frank B. Holding (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2005)
10.3	Employee Consultation, Post-Retirement Non-Competition and Death Benefit Agreement dated October 25, 2005 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and James B. Hyler, Jr. (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2005)
10.4	Offer of employment by Registrant’s Subsidiary First-Citizens Bank & Trust Company to Carol B. Yochem dated August 3, 2005 (filed herewith)
10.5	Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement dated September 14, 2005, between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Carol B. Yochem (filed herewith)
10.6	Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement dated July 1, 2005, between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Kenneth A. Black (filed herewith)
10.7	Separation Agreement and Release dated July 24, 2006 between Registrant’s Subsidiary IronStone Bank and James F. Pope (filed herewith)
10.8	Employee Consultation, Post-Retirement Non-Competition and Death Benefit Agreement dated October 25, 2005 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Frank B. Holding, Jr. (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2005)
10.9	Employee Consultation, Post-Retirement Non-Competition and Death Benefit Agreement dated July 1, 2005 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Hope Holding Connell (filed herewith)

10.10	Consultation Agreement dated July 24, 2006, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (filed herewith)
10.11	Employee Consultation, Post-Retirement, Non-Competition and Death Benefit Agreement dated October 25, 2005, between Registrant’s Subsidiary IronStone Bank and James M. Parker (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2005)
10.13	Article IV Section 4.1.d of the Agreement and Plan of Reorganization and Merger by and among First Investors Savings Bank, Inc., SSB, First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page II-38 of Registrant’s S-4 Registration Statement filed with the SEC on December 19, 1994 (Registration No. 33-84514)
10.14	Article IV Section 4.1.e of the Agreement and Plan of Reorganization and Merger by and among State Bank and First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page I-36 of Registrant’s S-4 Registration Statement filed with the SEC on November 16, 1994 (Registration No.
33-86286)
21	Subsidiaries of the Registrant (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)
99.1	Proxy Statement for Registrant’s 2007 Annual Meeting (separately filed)

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO

KENNETH A. BLACK, CHIEF FINANCIAL OFFICER OF FIRST CITIZENS BANCSHARES, INC.