Form 10-Q
period 2007-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2007-05-04
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

 ☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-16471

First Citizens BancShares, Inc

(Exact name of Registrant as specified in its charter)

Delaware	56-1528994
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

4300 Six Forks Road, Raleigh, North Carolina	27609
(Address of principle executive offices)	(Zip code)

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

(Number of shares outstanding, by class, as of May 4, 2007)

INDEX

		Page(s)
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at March 31, 2007, December 31, 2006
	and March 31, 2006	3

	Consolidated Statements of Income for the three-month
	periods ended March 31, 2007, and March 31, 2006	4

	Consolidated Statements of Changes in Shareholders’ Equity for the
	three-month periods ended March 31, 2007, and March 31, 2006	5

	Consolidated Statements of Cash Flows for the three-month
	periods ended March 31, 2007, and March 31, 2006	6

	Notes to Consolidated Financial Statements	7-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	10-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II.OTHER INFORMATION

Item 6.	Exhibits.	26

PART I
Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries

	March 31*	December 31#	March 31*
	2007	2006	2006
Assets	(thousands, except share data)
Cash and due from banks	$847,202	$1,010,984	$805,757
Overnight investments	799,848	348,597	748,918
Investment securities available for sale	2,934,995	3,001,890	2,396,001
Investment securities held to maturity	96,803	219,158	500,961
Loans and leases	10,221,578	10,239,551	9,810,088
Less allowance for loan and lease losses	132,640	132,004	130,222
Net loans and leases	10,088,938	10,107,547	9,679,866
Premises and equipment	726,041	702,926	657,141
Income earned not collected	74,648	71,562	55,680
Goodwill	102,625	102,625	102,735
Other intangible assets	7,427	8,000	9,732
Other assets	175,251	156,408	138,419
Total assets	$15,853,778	$15,729,697	$15,095,210

Liabilities
Deposits:
Noninterest-bearing	$2,701,786	$2,682,997	$2,733,885
Interest-bearing	10,020,746	10,060,327	9,778,672
Total deposits	12,722,532	12,743,324	12,512,557
Short-term borrowings	1,245,025	1,150,847	850,566
Long-term obligations	405,356	401,198	408,954
Other liabilities	138,538	123,509	119,767
Total liabilities	14,511,451	14,418,878	13,891,844
Shareholders' Equity
Common stock:
Class A - $1 par value (8,756,778 shares issued for all periods)	8,757	8,757	8,757
Class B - $1 par value (1,677,675 shares issued for all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,175,449	1,148,372	1,054,793
Accumulated other comprehensive income (loss)	12,677	8,246	(5,628)
Total shareholders' equity	1,342,327	1,310,819	1,203,366
Total liabilities and shareholders' equity	$15,853,778	$15,729,697	$15,095,210

* Unaudited
# Derived from the 2006 Annual Report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries
	Three Months Ended March 31
	2007	2006
Interest income	(thousands, except share and per share data)
Loans and leases	$175,024	$159,205
Investment securities:
U. S. Government	32,744	24,285
State, county and municipal	58	61
Other	774	711
Total investment securities interest and dividend income	33,576	25,057
Overnight investments	7,461	5,739
Total interest income	216,061	190,001
Interest expense
Deposits	80,011	57,742
Short-term borrowings	12,682	6,992
Long-term obligations	6,755	7,449
Total interest expense	99,448	72,183
Net interest income	116,613	117,818
Provision for credit losses	3,532	6,737
Net interest income after provision for credit losses	113,081	111,081
Noninterest income
Cardholder and merchant services income	22,377	18,428
Service charges on deposit accounts	17,157	18,206
Commission-based income	9,264	7,872
Fees from processing services	8,187	6,909
Trust and asset management fees	6,078	5,178
ATM income	1,587	2,532
Mortgage income	2,374	1,372
Other service charges and fees	3,770	4,123
Securities losses	-	(186)
Other	409	1,315
Total noninterest income	71,202	65,749
Noninterest expense
Salaries and wages	59,189	56,543
Employee benefits	13,177	13,943
Occupancy expense	13,855	12,875
Equipment expense	13,772	12,664
Other	39,197	35,687
Total noninterest expense	139,190	131,712
Income before income taxes	45,093	45,118
Income taxes	16,109	16,461
Net income	$28,984	$28,657
Average shares outstanding	10,434,453	10,434,453
Net income per share	$2.78	$2.75
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries
					Accumulated
	Class A	Class B			Other	Total
	Common	Common		Retained	Comprehensive	Shareholders'
	Stock	Stock	Surplus	Earnings	Income (loss)	Equity
	(thousands, except share data)
Balance at December 31, 2005	$8,757	$1,678	$143,766	$1,029,005	$(2,147)	$1,181,059
Comprehensive income:
Net income	-	-	-	28,657	-	28,657
Unrealized securities losses arising during
period, net of deferred taxes	-	-	-	-	(3,481)	(3,481)
Total comprehensive income	-	-	-	28,657	(3,481)	25,176
Cash dividends				(2,869)		(2,869)
Balance at March 31, 2006	$8,757	$1,678	$143,766	$1,054,793	$(5,628)	$1,203,366

Balance at December 31, 2006	$8,757	$1,678	$143,766	$1,148,372	$8,246	$1,310,819
Adjustment resulting from adoption of
FASB Interpretation No. 48				962		962
Comprehensive income:
Net income	-	-	-	28,984	-	28,984
Unrealized securities gains arising during
period, net of deferred taxes	-	-	-	-	4,722	4,722
Change in unrecognized loss on cash flow
hedge, net of deferred taxes					(291)	(291)
Total comprehensive income	-	-	-	28,984	4,431	33,415
Cash dividends	-	-	-	(2,869)	-	(2,869)
Balance at March 31, 2007	$8,757	$1,678	$143,766	$1,175,449	$12,677	$1,342,327
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries

	Three months ended
	2007	2006
	(thousands)
OPERATING ACTIVITIES
Net income	$28,984	$28,657
Adjustments to reconcile net income to cash
provided by operating activities:
Amortization of intangibles	573	586
Provision for credit losses	3,532	6,737
Deferred tax benefit	(2,654)	(5,104)
Change in current taxes payable	15,058	19,172
Depreciation	12,678	11,603
Change in accrued interest payable	(907)	1,800
Change in income earned not collected	(3,086)	(801)
Securities losses	-	186
Origination of loans held for sale	(118,184)	(84,096)
Proceeds from sale of loans	128,448	123,165
Gain on sale of loans	(467)	274
Net amortization of premiums and discounts	(1,208)	(1,140)
Net change in other assets	(19,162)	(1,697)
Net change in other liabilities	1,335	2,335
Net cash provided by operating activities	44,940	101,677
INVESTING ACTIVITIES
Net change in loans outstanding	5,494	(211,799)
Purchases of investment securities held to maturity	-	(1,066)
Purchases of investment securities available for sale	(309,431)	(161,631)
Proceeds from maturities of investment securities held to maturity	122,355	137,741
Proceeds from maturities of investment securities available for sale	385,229	52,753
Net change in overnight investments	(451,251)	(267,906)
Dispositions of premises and equipment	505	2,779
Additions to premises and equipment	(32,140)	(32,054)
Net cash used by investing activities	(279,239)	(481,183)
FINANCING ACTIVITIES
Net change in time deposits	(17,073)	278,962
Net change in demand and other interest-bearing deposits	(3,719)	59,737
Net change in short-term borrowings	94,178	71,505
Cash dividends paid	(2,869)	(2,869)
Net cash provided by financing activities	70,517	407,335
Change in cash and due from banks	(163,782)	27,829
Cash and due from banks at beginning of period	1,010,984	777,928
Cash and due from banks at end of period	$847,202	$805,757
CASH PAYMENTS FOR:
Interest	$98,541	$73,982
Income taxes	3,562	25,352
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains (losses)	$7,695	$(5,711)
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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the 2006 First Citizens BancShares, Inc. Form 10-K. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2007. However, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

Note B
Operating Segments

BancShares conducts its banking operations through its two wholly-owned subsidiaries, First-Citizens Bank & Trust Company (FCB) and IronStone Bank (ISB). Although FCB and ISB offer similar products and services to customers, each entity operates in distinct geographic markets and each entity operates under a separate charter. The financial results and trends of ISB reflect the impact of the de novo nature of its growth.

FCB is a mature banking institution that operates under a state bank charter from its branch network in North Carolina, Virginia, West Virginia, Maryland and Tennessee. ISB began operations in 1997 and currently operates in Georgia, Florida, Texas, Arizona, California, New Mexico, Colorado, Oregon and Washington under a federal thrift charter.

In the aggregate, FCB and its consolidated subsidiaries, which are integral to its branch operation, and ISB account for more than 90 percent of consolidated assets, revenues and net income. Other includes activities of the parent company and Neuse, Incorporated, a subsidiary that owns real property used in the banking operation. For 2006, other also includes American Guaranty Insurance Corporation, a property insurance company that was sold January 1, 2007.

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

	March 31, 2007
	ISB	FCB	Other	Total	Adjustments	Consolidated

Interest income	$33,808	$180,291	$9,851	$223,950	$(7,889)	$216,061
Interest expense	17,935	76,123	13,279	107,337	(7,889)	99,448
Net interest income	15,873	104,168	(3,428)	116,613	-	116,613
Provision for credit losses	318	3,214	-	3,532	-	3,532
Net interest income after provision	15,555	100,954	(3,428)	113,081	-	113,081
for credit losses
Noninterest income	3,201	70,598	(127)	73,672	(2,470)	71,202
Noninterest expense	19,105	122,436	119	141,660	(2,470)	139,190
Income (loss) before income taxes	(349)	49,116	(3,674)	45,093	-	45,093
Income taxes	(83)	17,463	(1,271)	16,109	-	16,109
Net income (loss)	$(266)	$31,653	$(2,403)	$28,984	$-	$28,984
At March 31, 2007:
Total assets	$2,225,229	$13,359,371	$2,438,870	$18,023,470	$(2,169,692)	$15,853,778
Loans and leases	1,881,368	8,340,210	-	10,221,578	-	10,221,578
Allowance for loan and lease losses	22,580	110,060	-	132,640	-	132,640
Deposits	1,826,095	10,935,271	-	12,761,366	(38,834)	12,722,532

	March 31, 2006
	ISB	FCB	Other	Total	Adjustments	Consolidated

Interest income	$28,595	$161,433	$5,390	$195,418	$(5,417)	$190,001
Interest expense	12,347	55,071	10,182	77,600	(5,417)	72,183
Net interest income	16,248	106,362	(4,792)	117,818	-	117,818
Provision for credit losses	966	5,771	-	6,737	-	6,737
Net interest income after provision	15,282	100,591	(4,792)	111,081	-	111,081
for credit losses
Noninterest income	2,544	64,612	543	67,699	(1,950)	65,749
Noninterest expense	17,992	115,115	555	133,662	(1,950)	131,712
Income (loss) before income taxes	(166)	50,088	(4,804)	45,118	-	45,118
Income taxes	(19)	18,147	(1,667)	16,461	-	16,461
Net income (loss)	$(147)	$31,941	$(3,137)	$28,657	$-	$28,657
At March 31, 2006:
Total assets	$1,945,156	$13,003,924	$2,070,063	$17,019,143	$(1,923,933)	$15,095,210
Loans and leases	1,719,046	8,091,042	-	9,810,088	-	9,810,088
Allowance for loan and lease losses	20,268	109,954	-	130,222	-	130,222
Deposits	1,576,990	11,002,133	-	12,579,123	(66,566)	12,512,557

Note C
Employee Benefits

BancShares recognized pension expense totaling $2,625 and $3,690, respectively, in the three-month periods ended March 31, 2007 and 2006. Pension expense is included as a component of employee benefit expense.

	Three month periods ended March 31,
Components of Net Periodic Benefit Cost	2007	2006
Service cost	$4,235	$4,128
Interest cost	5,250	4,885
Expected return on assets	(7,442)	(6,423)
Amortization of prior service cost	59	66
Amortization of net actuarial loss	523	1,034
Total net periodic benefit cost	$2,625	$3,690

The expected long-term rate of return on plan assets for 2007 is 8.50 percent, and the assumed discount rate is 5.75 percent.

Note D
Income Taxes

BancShares and its subsidiaries file a consolidated federal income tax return. BancShares and its subsidiaries each file separate state income tax returns except where unitary filing is required. BancShares and its subsidiaries are generally no longer subject to federal, state or local income tax examinations for years before 2002.

BancShares adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, BancShares recognized a decrease in the liability for uncertain tax positions of $962, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.

The total amount of uncertain tax positions at the date of adoption of FIN 48 was $1,700. The total amount of uncertain tax positions that, if recognized, would affect the effective tax rate at the date of adoption of FIN 48 was $500. BancShares recognizes accrued interest and penalties related to uncertain tax positions in tax expense. At the date of adoption of FIN 48, BancShares had recognized approximately $700 for the payment of interest and penalties. BancShares is not aware of any positions for which it is reasonably possible that the total amounts of uncertain tax positions will significantly increase or decrease within the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2007, the reclassifications have no effect on shareholders' equity or net income as previously reported.

OVERVIEW

BancShares is a financial holding company with two wholly owned banking subsidiaries: First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and IronStone Bank (ISB), a federally-chartered thrift institution. FCB operates branches in North Carolina, Virginia, West Virginia, Maryland and Tennessee. ISB operates in Georgia, Florida, Texas, New Mexico, Arizona, California, Oregon, Washington and Colorado. ISB has announced plans to expand into Oklahoma City, Oklahoma; Kansas City, Missouri; Kansas City, Kansas; and Dallas, Texas.

BancShares’ earnings and cash flows are derived primarily from the commercial banking activities conducted by its banking subsidiaries. These activities include commercial and consumer lending, deposit and cash management products, cardholder, merchant, wealth management services as well as various other products and services typically offered by commercial banks. FCB and ISB gather interest-bearing and noninterest-bearing deposits from retail and commercial customers. BancShares and its subsidiaries also secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in various types of interest-earning assets such as loans and leases, investment securities and overnight investments. We also invest in bank premises, furniture and equipment used to conduct the subsidiaries’ commercial banking business.

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

In addition to the interest rate environment, the general strength of the economy influences demand as well as the quality and collectibility of our loan and lease portfolio. External economic indicators such as consumer bankruptcy rates and business debt service capacity closely follow trends in the economic cycle. Demand for our deposit and cash management products is highly dependent on interest rates and, to some extent, the volatility of alternative investment markets.

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

PERFORMANCE SUMMARY

BancShares realized an increase in earnings during the first quarter of 2007 compared to the first quarter of 2006. Consolidated net income during the first quarter of 2007 was $29.0 million, compared to $28.7 million earned during the corresponding period of 2006. The annualized return on average assets was 0.75 percent during the first quarter of 2007, compared to 0.79 percent during the same period of 2006. The annualized return on average equity was 8.88 percent during 2007, compared to 9.72 percent during the same period of 2006. Net income per share during the first quarter of 2007 totaled $2.78, compared to $2.75 during the first quarter of 2006, a 1.1 percent increase.

The $327,000 or 1.1 percent earnings increase resulted from higher noninterest revenue, lower net charge-offs and a lower effective tax rate, partially offset by increased levels of noninterest expense and a marginal reduction in net interest income.

Financial Summary					Table 1

	2007	2006
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Summary of Operations	(thousands, except share data and ratios)
Interest income	$216,061	$218,102	$214,650	$202,499	$190,001
Interest expense	99,448	101,215	96,773	83,566	72,183
Net interest income	116,613	116,887	117,877	118,933	117,818
Provision for credit losses	3,532	7,383	3,813	2,973	6,737
Net interest income after provision
for credit losses	113,081	109,504	114,064	115,960	111,081
Noninterest income	71,202	71,381	72,605	69,609	65,749
Noninterest expense	139,190	132,223	134,865	135,207	131,712
Income before income taxes	45,093	48,662	51,804	50,362	45,118
Income taxes	16,109	15,467	18,877	18,650	16,461
Net income	$28,984	$33,195	$32,927	$31,712	$28,657
Net interest income-taxable equivalent	$117,056	$117,394	$118,345	$119,351	$118,226
Selected Quarterly Averages
Total assets	$15,572,613	$15,628,835	$15,477,992	$15,322,373	$14,699,290
Investment securities	3,092,261	3,176,845	3,072,113	2,964,308	2,896,711
Loans and leases	10,198,638	10,133,502	10,075,016	9,924,208	9,705,443
Interest-earning assets	13,876,402	13,951,134	13,820,610	13,522,235	13,129,313
Deposits	12,502,206	12,601,708	12,571,525	12,440,125	12,192,664
Interest-bearing liabilities	11,557,940	11,601,752	11,485,378	11,156,821	10,794,420
Long-term obligations	408,277	424,597	500,564	466,259	408,946
Shareholders' equity	$1,323,244	$1,292,771	$1,254,551	$1,219,835	$1,196,174
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453
Selected Quarter-End Balances
Total assets	$15,853,778	$15,729,697	$15,633,597	$15,530,846	$15,099,564
Investment securities	3,031,798	3,221,048	3,118,025	3,024,780	2,896,962
Loans and leases	10,221,578	10,239,551	10,129,423	10,029,045	9,810,088
Interest-earning assets	14,053,224	13,809,196	13,818,528	13,685,530	13,455,968
Deposits	12,722,532	12,743,324	12,681,150	12,717,219	12,512,557
Interest-bearing liabilities	11,671,127	11,612,372	11,510,073	11,395,473	11,038,192
Long-term obligations	405,356	401,198	424,351	527,478	408,954
Shareholders' equity	$1,342,327	$1,310,819	$1,276,608	$1,232,933	$1,207,720
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453
Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets	0.75%	0.84%	0.84%	0.84%	0.79
Shareholders' equity	8.88	10.19	10.41	10.43	9.72
Dividend payout ratio	9.89	8.65	8.70	9.05	10.00
Liquidity and Capital Ratios (averages)
Loans and leases to deposits	81.57%	80.41%	80.14%	79.78%	79.60
Shareholders' equity to total assets	8.50	8.27	8.11	7.96	8.14
Time certificates of $100,000 or more to
total deposits	16.60	16.17	15.74	15.04	14.44
Per Share of Stock
Net income	$2.78	$3.18	$3.16	$3.04	$2.75
Cash dividends	0.275	0.275	0.275	0.275	0.275
Book value at period end	128.64	125.62	122.35	118.16	115.74
Tangible book value at period end	118.10	115.02	111.68	107.44	104.97

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

During the first quarter of 2007, interest-earning assets averaged $13.87 billion, an increase of $747.1 million or 5.7 percent from the first quarter of 2006. This increase reflects growth in both the loan and investment securities portfolios.

Loans and Leases. At March 31, 2007 and 2006, loans and leases totaled $10.22 billion and $9.81 billion, respectively. The $411.5 million or 4.2 percent growth from March 31, 2006 to March 31, 2007 resulted from growth within the commercial mortgage and commercial and industrial loan portfolios.

Commercial real estate loans totaled $3.74 billion at March 31, 2007, representing 36.6 percent of total loans and leases. This represents an increase of $209.7 million or 5.9 percent since March 31, 2006. Although demand for commercial real estate financing remains stable for owner-occupied medical and professional facilities, competition for this type of high-quality lending continues to be strong. A large percentage of our commercial mortgage portfolio is secured by owner-occupied facilities, rather than investment property. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

Commercial and industrial loans equaled $1.51 billion or 14.8 percent of total loans and leases outstanding. These loans have increased $184.6 million or 13.9 percent since March 31, 2006. Healthy customer demand and franchise expansion have supported the growth of these loans.

At March 31, 2007, revolving mortgage loans totaled $1.30 billion at March 31, 2007, representing 12.7 percent of total loans outstanding. This component of the loan and lease portfolio has declined slightly compared to March 31, 2006, reflecting continued migration of customers to closed-end fixed-rate lending alternatives. This trend results from the yield curve inversion, which has caused the short-term rate on variable mortgage products to exceed those offered on longer-term fixed-rate products.

Residential mortgage loans totaled $1.02 billion or 10.0 percent of total loans at March 31, 2007, an increase of $41.4 million or 4.2 percent since March 31, 2006. Growth has been caused primarily by loans within the medical customer base.

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

We anticipate growth in commercial mortgage and commercial and industrial loans in 2007, as our expansion into new markets translates into modestly higher levels of loan and lease demand among our business customers. Our continued expansion will likewise continue to diversify risks resulting from regional concentrations. All growth projections are subject to change as a result of economic deterioration or improvement, competitive forces and other external factors.

Loans and Leases					Table 2

	2007	2006
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Real estate:	(thousands)
Construction and land development	$779,718	$783,680	$833,505	$822,687	$821,477
Commercial mortgage	3,739,948	3,725,752	3,626,600	3,591,372	3,530,296
Residential mortgage	1,020,945	1,025,235	1,040,202	1,007,616	979,572
Revolving mortgage	1,301,311	1,326,403	1,331,055	1,368,584	1,359,483
Other mortgage	157,576	165,223	167,238	172,322	173,819
Total real estate loans	6,999,498	7,026,293	6,998,600	6,962,581	6,864,647
Commercial and industrial	1,510,754	1,493,326	1,448,554	1,417,341	1,326,182
Consumer	1,345,631	1,360,524	1,331,597	1,330,852	1,312,790
Lease financing	302,581	294,366	284,230	259,253	246,544
Other	63,114	65,042	66,442	59,018	59,925
Total loans and leases	10,221,578	10,239,551	10,129,423	10,029,045	9,810,088
Less allowance for loan and lease losses	132,640	132,004	131,652	130,532	130,222
Net loans and leases	$10,088,938	$10,107,547	$9,997,771	$9,898,513	$9,679,866

Investment Securities. Investment securities available for sale equaled $2.93 billion at March 31, 2007, compared to $2.40 billion at March 31, 2006. The $539.0 million or 22.5 percent increase resulted from deposit and short-term borrowings growth that exceeded loan and lease demand and the reinvestment of proceeds from maturing held-to-maturity securities into newly purchased securities classified as available-for- sale. Available-for-sale securities are reported at their aggregate fair value. Investment securities held to maturity totaled $96.8 million at March 31, 2007, compared to $501.0 million at March 31, 2006. Securities that are classified as held-to-maturity reflect BancShares’ ability and positive intent to hold those investments until maturity. Table 3 presents detailed information relating to the investment securities portfolio.

Income on Interest-Earning Assets. Interest income amounted to $216.1 million during the first quarter of 2007, a $26.1 million or 13.7 percent increase from the first quarter of 2006. Improved yields and growth in the volume of interest-earning assets caused the increase in interest income when compared to the same period of 2006. The taxable-equivalent yield on interest-earning assets for the first quarter of 2007 equaled 6.31 percent, compared to 5.87 percent for the corresponding period of 2006.

Loan interest income for the first quarter of 2007 was $175.0 million, an increase of $15.8 million or 9.9 percent from the first quarter of 2006, the combined result of balance sheet growth and higher yields. The taxable-equivalent yield on the loan portfolio was 6.96 percent during the first quarter of 2007, up 30 basis points from the same period of 2006. The higher loan yields resulted from new loans originated at current market rates and repricing of outstanding variable-rate loans. Average loans increased $493.2 million or 5.1 percent from 2006 to 2007.

Interest income earned on the investment securities portfolio amounted to $33.6 million during the first quarter of 2007 and $25.1 million during the same period of 2006, an increase of $8.5 million or 34.0 percent. This increase in income is the result of improved yields and higher average volume. The taxable-equivalent yield increased 89 basis points from 3.48 percent in the first quarter of 2006 to 4.37 percent in the first quarter of 2007 due to higher market rates. Average investment securities increased $195.6 million from $2.90 billion during the first quarter of 2006 to $3.09 billion during the first quarter of 2007. Maturing securities not needed to fund loan and lease growth were reinvested in higher-yielding securities.

Interest income from overnight investments amounted to $7.5 million during the first quarter of 2007, an increase of $1.7 million from the $5.7 million earned during the first quarter of 2006, the combined result of a 75 basis point yield increase and $58.3 million growth in average overnight investments.

Investment Securities								Table 3

	March 31, 2007				March 31, 2006
			Average	Taxable			Average	Taxable
		Fair	Maturity	Equivalent		Fair	Maturity	Equivalent
	Cost	Value	(Yrs./Mos.)	Yield	Cost	Value	(Yrs./Mos.)	Yield
	(thousands)
Investment securities available for sale:
U. S. Government:
Within one year	$1,522,251	$1,515,123	0/6	4.06%	$1,284,299	$1,264,371	0/5	3.16%
One to five years	1,267,976	1,268,807	1/7	4.92	1,009,952	997,206	1/7	4.10
Five to ten years	6,335	6,139	6/4	4.88	1,852	1,788	7/3	4.99
Over ten years	71,151	70,047	27/5	5.45	55,963	54,198	27/11	5.28
Total	2,867,713	2,860,116	1/0	5.45	2,352,066	2,317,563	1/7	3.62
State, county and municipal:
Within one year	871	870	0/3	3.02	1,076	1,074	0/3	2.37
One to five years	2,726	2,692	2/6	3.97	2,872	2,823	2/5	3.54
Five to ten years	470	476	5/11	4.90	1,114	1,104	6/1	4.65
Over ten years	211	211	24/4	3.46	145	145	26/8	3.01
Total	4,278	4,249	3/6	3.86	5,207	5,145	3/5	3.52
Other
Over ten years	9,566	10,039	11/2	10.66	11,740	11,740	11/8	11.09
Total	9,566	10,039	11/2	10.66	11,740	11,740	11/8	11.09
Equity securities	34,297	60,591			36,081	61,553
Total investment securities
available for sale	$2,915,854	$2,934,995			$2,405,094	$2,396,001
Investment securities held to maturity:
U. S. Government:
Within one year	$88,294	$87,889	0/4	3.71%	$398,692	$395,491	0/7	3.12%
One to five years	3	3	2/11	8.00	91,589	90,213	1/4	3.71
Five to ten years	1,175	1,165	9/11	5.71	15	13	9/10	5.22
Over ten years	5,500	5,502	10/1	5.59	8,841	8,834	11/7	5.59
Total	94,972	94,559	1/0	3.85	499,137	494,551	0/11	3.27
Within one year	-	-			-	-
One to five years	149	154	4/1	5.88	147	154	4/1	5.88
Over ten years	1,432	1,548	12/1	6.02	1,427	1,553	12/1	6.02
Total	1,581	1,702	10/3	6.01	1,574	1,707	11/3	6.01
Other
Within one year	-	-			-	-
One to five years	250	250	1/4	3.25	250	250	3/4	7.75
Five to ten years	-	-			-	-
Total	250	250	1/4	3.25	250	250	3/4	7.75
Total investment securities
held to maturity	96,803	96,511	1/0	3.88	500,961	496,508	0/11	3.28
Total investment securities	$3,012,657	$3,031,506			$2,906,055	$2,892,509

Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income tax purposes and 6.9% for state income taxes for all periods.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include our interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits represent our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and, in some cases, to fulfill commercial customer requirements for cash management services. Certain of our long-term borrowings also provide capital strength under existing guidelines established by the Federal Reserve Bank and other banking regulators.

Deposits. At March 31, 2007, total deposits equaled $12.72 billion, an increase of $210.0 million or 1.7 percent over March 31, 2006. Average interest-bearing deposits were $9.95 billion during the first quarter of 2007, an increase of $347.6 million or 3.6 percent from the first quarter of 2006. Average time deposits increased $427.2 million or 9.1 percent to $5.11 billion from the first quarter of 2006 to the same period of 2007. During the first quarter of 2007, money market accounts averaged $2.77 billion, compared to $2.66 billion in the first quarter of 2006. Partially offsetting these increases, average balances of both Checking With Interest and savings accounts declined marginally.

We attribute the growth of time deposits to the higher interest rate environment, and expect that the mix of time deposit balances within interest-bearing deposits will continue to increase throughout much of 2007 due to generally higher market rates than those paid on existing accounts. Competition for deposit business in our market areas is extremely intense. While we have access to non-deposit borrowing sources, we prefer to fund loan and lease demand with traditional bank deposits. Therefore, generating acceptable levels of deposit growth is a critical challenge for us, particularly during periods of strong loan and lease demand.

Short-term Borrowings. At March 31, 2007, short-term borrowings totaled $1.25 billion compared to $850.6 million at March 31, 2006. For the quarters ended March 31, 2007 and 2006, short-term borrowings averaged $1.20 billion and $784.7 million, respectively. The growth in short-term borrowings was the result of significantly higher customer demand for our commercial master note and overnight repurchase obligation products, key offerings within our cash management suite of products.

Expense on Interest-Bearing Liabilities. Interest expense amounted to $99.4 million during the first quarter of 2007, a $27.3 million or 37.8 percent increase from the first quarter of 2006. The higher interest expense was the result of higher rates and higher average volume. The rate on average interest-bearing liabilities equaled 3.49 percent during the first quarter of 2007, a 78 basis point increase in the aggregate blended rate on interest-bearing liabilities as compared to the first quarter of 2006. Average interest-bearing liabilities increased $763.5 million or 7.1 percent from first quarter of 2006 to the first quarter of 2007.

NET INTEREST INCOME

Net interest income totaled $116.6 million during the first quarter of 2007, a decrease of $1.2 million or 1.0 percent from the first quarter of 2006. The taxable-equivalent net yield on interest-earning assets equaled 3.42 percent for the first quarter of 2007, compared to the 3.65 percent achieved for the first quarter of 2006. This 23 basis point reduction primarily resulted from the unfavorable impact of the flat yield curve which has persisted since the first quarter of 2006.

Net interest income during the first quarter of 2007 was $274,000 less than the $116.9 million recognized during the fourth quarter of 2006. However, the taxable-equivalent net yield on interest-earning assets improved slightly from the 3.34 percent recorded during the fourth quarter of 2006.

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

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - First Quarter
									Table 4

	2007			2006			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets	(thousands)
Loans and leases	$10,198,638	$175,453	6.96%	$9,705,443	$159,587	6.66%	$8,393	$7,473	$15,866
Investment securities:
U. S. Government	3,014,804	32,744	4.37	2,816,950	24,285	3.47	1,951	6,508	8,459
State, county and municipal	5,830	72	5.01	6,745	87	5.23	(12)	(3)	(15)
Other	71,627	774	4.38	73,016	711	3.95	(14)	77	63
Total investment securities	3,092,261	33,590	4.37	2,896,711	25,083	3.48	1,925	6,582	8,507
Overnight investments	585,503	7,461	5.17	527,159	5,739	4.42	691	1,031	1,722
Total interest-earning assets	$13,876,402	$216,504	6.31%	$13,129,313	$190,409	5.87%	$11,009	$15,086	$26,095
Liabilities
Interest-bearing deposits:
Checking With Interest	$1,475,547	$454	0.12%	$1,561,441	$469	0.12%	$(20)	$5	$(15)
Savings	592,804	311	0.21	691,093	362	0.21	(51)	-	(51)
Money market accounts	2,768,393	22,555	3.30	2,663,856	16,169	2.46	751	5,635	6,386
Time deposits	5,111,594	56,691	4.50	4,684,360	40,742	3.53	4,232	11,717	15,949
Total interest-bearing deposits	9,948,338	80,011	3.26	9,600,750	57,742	2.44	4,912	17,357	22,269
Federal funds purchased	78,535	1,002	5.17	47,080	506	4.36	370	126	496
Repurchase agreements	272,767	2,469	3.67	165,737	1,188	2.91	869	412	1,281
Master notes	774,306	8,295	4.34	509,145	4,685	3.73	2,641	969	3,610
Other short-term borrowings	75,717	916	4.91	62,762	613	3.96	141	162	303
Long-term obligations	408,277	6,755	6.62	408,946	7,449	7.29	(15)	(679)	(694)
Total interest-bearing liabilities	$11,557,940	$99,448	3.49%	$10,794,420	$72,183	2.71%	$8,918	$18,347	$27,265
Interest rate spread			2.82%			3.16%
Net interest income and net yield
on interest-earning assets		$117,056	3.42%		$118,226	3.65%	$2,091	$(3,261)	$(1,170)
Average loan and lease balances include nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and state income tax rate of 6.90% for each period. The taxable-equivalent adjustment was $443 for 2007 and $408 for 2006.

NONINTEREST INCOME

The growth of noninterest income is essential to our ability to sustain adequate levels of profitability. The primary sources of noninterest income are cardholder and merchant services income, service charges on deposit accounts, various types of commission-based income, fees from processing services and various types of revenues derived from wealth management services.

During the first three months of 2007, noninterest income amounted to $71.2 million, compared to $65.7 million during the same period of 2006. The $5.5 million or 8.3 percent increase was primarily due to improvements in cardholder and merchant services income, commission income generated by First Citizens Investor Services and the working capital finance group, mortgage income and fees from processing services.
Cardholder and merchant services generated $22.4 million during the first quarter of 2007, an increase of $3.9 million or 21.4 percent compared to the first quarter of 2006. This increase resulted from higher merchant discount and higher interchange income, the result of growth in transaction volumes generated by both debit and credit cardholders.

Within commission income, fees of $5.4 million generated by broker-dealer activities increased 18.1 percent due to strong market conditions and higher referral activity generated from the branch network. The $1.6 million of commission income generated by the working capital finance group increased 81.8 percent as receivables purchased continued to surge.

Fees from processing services totaled $8.2 million in the first quarter of 2007 and $6.9 million in the first quarter of 2006. The $1.3 million or 18.5 percent increase was the combined result of increased volume and rate changes that were effective January 1, 2007.

Service charges on deposit accounts generated $17.2 million and $18.2 million for the first quarter of 2007 and 2006, respectively. The $1.0 million or 5.8 percent decrease was primarily due to lower bad debt and overdraft charges. Commercial service charges also declined, the result of higher interest rates, which reduce service charge income earned on commercial analysis accounts.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefit costs, occupancy expenses related to branch offices and support facilities, and equipment costs related to branch offices and technology.

Noninterest expense equaled $139.2 million for the first three months of 2007, a $7.5 million or 5.7 percent increase over the $131.7 million recorded during the same period of 2006. As a result of its continued growth and expansion, ISB’s noninterest expense increased from $18.0 million for the first quarter of 2006 to $19.1 million in 2007, a $1.1 million or 6.2 percent increase.

Salaries and wages increased $2.6 million or 4.7 percent during the first quarter of 2007 when compared to the same period of 2006. The increase resulted from workforce expansions both as a result of new branch offices and headcount additions in various support functions and 2006 merit increases. Employee benefits expense totaled $13.2 million for the first three months of 2007, a decrease of $766,000. This 5.5 percent decrease resulted from reduced pension costs.

Occupancy expense amounted to $13.9 million during the first quarter of 2007 and $12.9 million during the first quarter of 2006. The $980,000 or 7.6 percent increase resulted from higher building depreciation, utilities, local taxes and other costs arising from branch expansion. Equipment costs rose $1.1 million or 8.7 percent from $12.7 million in the first quarter of 2006 to $13.8 million in the first quarter of 2007, primarily due to higher technology costs.

Other expenses increased $3.5 million or 9.8 percent from the first quarter of 2006 to the first quarter of 2007. This increase includes a $1.5 million increase in the cost of cardholder reward programs, a $432,000 increase in card processing costs and smaller increases among advertising and losses incurred on asset sales. Partially offsetting these increases, declines were noted in sponsorships and promotions, recording fees and courier agency costs.

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

Income tax expense amounted to $16.1 million during the three months ended March 31, 2007, compared to $16.5 million during the same period of 2006. The 2.1 percent decrease in income tax expense was primarily the result of lower blended state tax rates and changes to the deferred tax asset valuation allowance. The effective tax rates for these periods were 35.7 percent and 36.5 percent, respectively.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies uncertainty in income taxes recognized by establishing a recognition threshold and a measurement attribute for the financial statement treatment of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 resulted in a reduction in the liability for uncertain tax positions, which was offset by a $962,000 increase in the beginning balance of retained earnings.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

BancShares continues to exceed minimum regulatory capital standards, and the banking subsidiaries remain well-capitalized. At March 31, 2007 and 2006, the leverage capital ratios of BancShares were 9.60 percent and 9.26 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratios were 13.09 percent at March 31, 2007 and 12.55 percent at March 31, 2006. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratios were 15.52 percent at March 31, 2007 and 15.07 percent as of March 31, 2006. The minimum total capital ratio is 8 percent.

The continued de novo growth and operating losses of ISB have required BancShares to infuse significant amounts of capital into ISB to support its expanding balance sheet. BancShares infused $5.0 million into ISB during the first quarter of 2007. Since ISB was formed in 1997, BancShares has provided $285.0 million in capital. Losses incurred since ISB’s inception total $27.3 million. BancShares’ prospective capacity to provide capital to support the growth and expansion of ISB is highly dependent upon FCB’s ability to return capital through dividends to BancShares.

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

The most prominent risk exposures are credit, interest rate and liquidity risk. Credit risk is the risk of not collecting the amount of a loan, lease or investment security when it is contractually due. Interest rate risk is the potential reduction of net interest income as a result of changes in market interest rates. Liquidity risk is the possible inability to fund obligations to depositors, creditors, investors or borrowers.

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

In recent years, we have aggressively sought opportunities to provide financial services to businesses associated with and professionals within the medical community. Due to strong loan growth within this segment of our loan and lease portfolio, our loans and leases to borrowers in medical, dental or related fields totaled $1.84 billion as of March 31, 2007, which represents 18.0 percent of total loans and leases outstanding, compared to $1.56 billion or 15.9 percent of loans and leases at March 31, 2006. Except for this single concentration, no other industry represented more than 10 percent of total loans and leases outstanding at March 31, 2007.

Nonperforming Assets. Nonperforming assets include nonaccrual loans and leases and other real estate. Other real estate includes foreclosed property as well as branch facilities that we have closed but not sold. At March 31, 2007, BancShares' nonperforming assets amounted to $21.2 million or 0.21 percent of loans and leases plus foreclosed properties, compared to $21.4 million at March 31, 2006. Management views these levels of nonperforming assets as evidence of strong asset quality. Management continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

Summary of Loan and Lease Loss Experience and Risk Elements					Table 5

	2007	2006
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
	(thousands, except ratios)
Allowance for credit losses at beginning of period	$138,646	$138,246	$137,121	$137,145	$135,770
Provision for credit losses	3,532	7,383	3,813	2,973	6,737
Adjustment		-	-	-	-
Net charge-offs:
Charge-offs	(3,980)	(8,162)	(4,189)	(4,933)	(7,053)
Recoveries	1,298	1,179	1,501	1,936	1,691
Net charge-offs	(2,682)	(6,983)	(2,688)	(2,997)	(5,362)
Allowance for credit losses at end of period	$139,496	$138,646	$138,246	$137,121	$137,145
Allowance for credit losses includes:
Allowance for loan and lease losses	$132,640	$132,004	$131,652	$130,532	$130,222
Liability for unfunded credit commitments	6,856	6,642	6,594	6,589	6,923
Allowance for credit losses at end of period	$139,496	$138,646	$138,246	$137,121	$137,145
Historical Statistics
Average loans and leases	$10,198,638	$10,133,502	$10,075,016	$9,924,208	$9,705,443
Loans and leases at period-end	10,221,578	10,239,551	10,129,423	10,029,045	9,810,088
Risk Elements
Nonaccrual loans and leases	$14,943	$14,882	$18,348	$15,573	$15,844
Other real estate	6,245	6,028	6,711	8,461	5,573
Total nonperforming assets	$21,188	$20,910	$25,059	$24,034	$21,417
Accruing loans and leases 90 days or more past due	$8,396	$5,185	$6,974	$7,534	$6,729
Ratios
Net charge-offs (annualized) to average
total loans and leases	0.11%	0.27	0.11%	0.12	0.22
Percent of loans and leases at period-end:
Allowance for loan and lease losses	1.30	1.29	1.29	1.30	1.33
Reserve for unfunded commitments	0.07	0.06	0.07	0.07	0.07
Allowance for credit losses	1.36	1.35	1.36	1.37	1.40
Nonperforming assets to total loans and leases
plus other real estate	0.21	0.20	0.25	0.24	0.22

Allowance for credit losses. At March 31, 2007, the allowance for credit losses totaled $139.5 million or 1.36 percent of total loans and leases, compared to 1.40 percent at March 31, 2006. The allowance for credit losses includes the allowance for loan and lease losses and the reserve for unfunded credit commitments. We continuously analyze the growth and risk characteristics of the loan and lease portfolio under current economic conditions in order to evaluate the adequacy of the allowance. Such factors as the financial condition of borrowers, fair market value of collateral and other considerations are recognized in estimating probable credit losses.

Management considers the established allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at March 31, 2007, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require the recognition of adjustments to the allowance based on their judgments of information available to them at the time of their examination.

The provision for credit losses charged to operations during the first quarter of 2007 was $3.5 million, compared to $6.7 million during the first quarter of 2006. The $3.2 million decrease in the provision for credit losses during 2007 resulted primarily from lower net charge-offs. Net charge-offs during the first quarter of 2007 equaled $2.7 million compared to $5.4 million during the first quarter of 2006. On an annualized basis, net charge-offs represent 0.11 percent of average loans and leases during the first quarter of 2007 compared to 0.22 percent in the first quarter of 2006. Table 5 provides details concerning the allowance and provision for credit losses during the past five quarters.

Interest Rate Risk. Interest rate risk results principally from assets and liabilities maturing or repricing at different points in time, from assets and liabilities repricing at the same point in time but in different amounts and from short-term and long-term interest rates changing in different magnitudes, an event frequently described by the resulting impact on the shape of the yield curve. External interest rates may also have a direct or indirect impact on the interest rate and repricing characteristics of loans and leases that are originated as well as the rate characteristics of our interest-bearing liabilities.

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

Liquidity Risk. Liquidity risk results from the mismatching of asset and liability cash flows. BancShares manages this risk by structuring its balance sheet prudently and by maintaining various borrowing resources to fund potential cash needs. BancShares has historically maintained a strong focus on liquidity, and our deposit base represents our primary liquidity source. Through our deposit pricing strategies, we have the ability to stimulate or curtail deposit growth. BancShares also maintains additional sources for borrowed funds through federal funds lines of credit and other borrowing facilities. At March 31, 2007, BancShares had access to $525.0 million in unfunded borrowings through its correspondent bank network.

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

Although FCB has grown through acquisition in certain of its markets, throughout its history the majority of its expansion has been accomplished on a de novo basis. However, because of FCB’s size, market share and maturity as well as the current modest expansion of its branch network, the costs associated with de novo branching are not material to FCB’s financial performance. Since it first opened in 1997, ISB has followed a similar business model for growth and expansion. Yet, due to the magnitude of the number of branch offices that have yet to attain sufficient size for profitability, the financial results and trends of ISB are significantly affected by its current and continuing growth. Each new market ISB enters creates additional operating costs that are typically not fully offset by operating revenues until the third year after initial opening. ISB’s rapid growth in new markets in recent years has continued to adversely impact its financial performance.

IronStone Bank. At March 31, 2007, ISB operated 58 branches in Florida, Georgia, Texas, New Mexico, Arizona, California, Oregon, Washington and Colorado. ISB continues to focus on markets with favorable growth prospects. At the beginning of 2007, IronStone announced plans to expand into new areas, Oklahoma City, Kansas City and Dallas. Our business model for these new markets has two primary requirements. First, we recruit experienced bankers who are established in the markets we are entering and who are focused on strong asset quality and delivering high quality customer service. Second, we occupy attractive branch facilities located in areas conducive to attracting medical and professional customers. While these are costly goals, we believe that they are critical to establishing a solid foundation for future success in new markets.

ISB’s total assets equaled $2.23 billion at March 31, 2007 compared to $1.95 billion at March 31, 2006, an increase of $280.1 million or 14.4 percent. Net interest income decreased $375,000 or 2.3 percent during the first quarter of 2007, the result of a lower net yield on interest-earning assets.

The provision for credit losses decreased $648,000 during the first quarter of 2007 due to lower provision expense attributable to reduced levels of loan growth. Net charge-offs increased from $141,000 in the first quarter of 2006 to $219,000 in the first quarter of 2007. On an annualized basis, the ratio of current quarter net charge-offs to average loans and leases outstanding equaled 0.05 percent, compared to 0.03 percent in the prior year.

ISB’s noninterest income increased $657,000 or 25.8 percent during the first quarter of 2007 as cardholder and merchant services income increased $307,000 and working capital finance commissions increased $278,000.

Noninterest expense increased $1.1 million or 6.2 percent during the first quarter of 2007, versus the same period of 2006. Personnel costs increased $162,000 or 1.8 percent, while occupancy expense was up $507,000 or 16.0 percent. Other expense equaled $5.3 million during the first quarter of 2007 compared to $4.9 million during the first quarter of 2006 caused by higher general operating expenses, such as credit card processing and service fee expense. Due to continuing branch expansions, we expect ISB’s noninterest expenses will continue to grow in future periods.

ISB recorded a net loss of $266,000 during the first quarter of 2007, compared to net loss of $147,000 during the same period of 2006. This represents an unfavorable variance of $119,000. ISB continues to evaluate expansion opportunities. As a result of the anticipated growth of its franchise, ISB expects to operate at a near breakeven level during 2007.

First-Citizens Bank & Trust Company. At March 31, 2007, FCB operated 339 branches in North Carolina, Virginia, West Virginia, Maryland and Tennessee.

FCB’s total assets increased from $13.00 billion at March 31, 2006 to $13.36 billion at March 31, 2007, an increase of $355.4 million or 2.7 percent. FCB’s net interest income decreased $2.2 million or 2.1 percent during 2007 due to a lower net yield, partially offset by slightly higher balances of interest-earning assets.

The provision for credit losses decreased $2.6 million due to lower net charge offs, which declined by 52.8 percent. FCB’s noninterest income increased $6.0 million or 9.3 percent during the first quarter of 2007, primarily the result of higher cardholder and merchant services income, mortgage income and commission-based income. Noninterest expense increased $7.3 million or 6.4 percent during 2007, caused principally by higher personnel, occupancy and technology related costs.

FCB recorded net income of $31.7 million during the first quarter of 2007 compared to $31.9 million during the same period of 2006. This represents a $288,000 or 0.9 percent decrease in net income due to a lower net yield on interest-earning assets and higher noninterest expense.

CURRENT ACCOUNTING AND REGULATORY ISSUES

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies uncertainty in income taxes recognized by establishing a recognition threshold and a measurement attribute for the financial statement treatment of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 resulted in a reduction in the liability for uncertain tax positions, which was offset by a $962,000 adjustment to the beginning balance of retained earnings.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 does not require any new fair value measurements, but clarifies and standardizes some divergent practices that have emerged since prior guidance was issued. Statement 157 will become effective for BancShares on January 1, 2008. We do not anticipate a material impact on our consolidated financial statements.

In September 2006, the FASB issued Summary of Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (Statement 158). Statement 158 requires sponsors of defined benefit and other post-retirement plans to recognize the overfunded or underfunded status of that plan as an asset or liability in the sponsor’s statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The recognition of the funded status of the defined benefit plan and additional disclosures outlined in Statement 158 were reflected in BancShares’ December 31, 2006 consolidated financial statements. Statement 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, although that requirement is not effective until 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of March 31, 2007, BancShares’ market risk profile has not changed significantly from December 31, 2006. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares’ internal control over financial reporting occurred during the first quarter of 2007 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2007	FIRST CITIZENS BANCSHARES, INC.
(Registrant)

	By:	/s/Kenneth A. Black
Kenneth A. Black
Vice President, Treasurer
and Chief Financial Officer