Form 10-Q
period 2007-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2007-08-03
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Class B Common Stock—$1 Par Value—1,677,675 shares

(Number of shares outstanding, by class, as of August 3, 2007)

PART I

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets

First Citizens BancShares, Inc. and Subsidiaries

(thousands, except share data)	June 30* 2007	December 31# 2006	June 30* 2006
Assets
Cash and due from banks	$845,929	$1,010,984	$957,888
Overnight investments	695,962	348,597	631,705
Investment securities available for sale	2,962,889	3,001,890	2,626,065
Investment securities held to maturity	60,910	219,158	398,715
Loans and leases	10,473,106	10,239,551	10,029,045
Less allowance for loan and lease losses	129,276	132,004	130,532

Net loans and leases	10,343,830	10,107,547	9,898,513
Premises and equipment	736,137	702,926	663,521
Income earned not collected	72,718	71,562	58,746
Goodwill	102,625	102,625	102,735
Other intangible assets	6,891	8,000	9,146
Other assets	180,714	156,408	179,458

Total assets	$16,008,605	$15,729,697	$15,526,492

Liabilities
Deposits:
Noninterest-bearing	$2,707,243	$2,682,997	$2,806,242
Interest-bearing	10,065,079	10,060,327	9,910,977

Total deposits	12,772,322	12,743,324	12,717,219
Short-term borrowings	1,360,511	1,150,847	957,018
Long-term obligations	405,314	401,198	527,478
Other liabilities	102,478	123,509	96,198

Total liabilities	14,640,625	14,418,878	14,297,913

Shareholders’ Equity
Common stock:
Class A - $1 par value (8,756,778 shares issued for all periods)	8,757	8,757	8,757
Class B - $1 par value (1,677,675 shares issued for all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,203,431	1,148,372	1,083,635
Accumulated other comprehensive income (loss)	10,348	8,246	(9,257)

Total shareholders’ equity	1,367,980	1,310,819	1,228,579

Total liabilities and shareholders’ equity	$16,008,605	$15,729,697	$15,526,492

*	Unaudited
#	Derived from the 2006 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

First Citizens BancShares, Inc. and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
(thousands, except per share data; unaudited)	2007	2006	2007	2006

Interest income
Loans and leases	$177,846	$167,174	$352,870	$326,379
Investment securities:
U. S. Government	33,915	26,584	66,659	50,869
State, county and municipal	56	59	114	120
Other	762	903	1,536	1,614

Total investment securities interest and dividend income	34,733	27,546	68,309	52,603
Overnight investments	9,353	7,779	16,814	13,518

Total interest income	221,932	202,499	437,993	392,500

Interest expense
Deposits	83,012	65,867	163,023	123,609
Short-term borrowings	13,974	9,177	26,656	16,169
Long-term obligations	6,898	8,522	13,653	15,971

Total interest expense	103,884	83,566	203,332	155,749

Net interest income	118,048	118,933	234,661	236,751
Provision for credit losses	934	2,973	4,466	9,710

Net interest income after provision for credit losses	117,114	115,960	230,195	227,041

Noninterest income
Cardholder and merchant services income	24,502	22,303	46,879	40,731
Service charges on deposit accounts	19,312	18,260	36,469	36,466
Commission income	8,986	8,339	18,250	16,211
Fees from processing services	7,798	7,572	15,985	14,481
Trust and asset management fees	5,823	5,175	11,901	10,353
ATM income	1,634	1,167	3,221	3,699
Mortgage income	2,451	1,782	4,825	3,154
Other service charges and fees	3,963	3,870	7,733	7,993
Securities losses	—	(353)	—	(539)
Other	383	1,494	791	2,809

Total noninterest income	74,852	69,609	146,054	135,358

Noninterest expense
Salaries and wages	60,496	57,146	119,685	113,689
Employee benefits	12,825	13,886	26,002	27,829
Occupancy expense	14,007	12,389	27,862	25,264
Equipment expense	13,905	13,091	27,677	25,755
Other	42,336	38,695	81,533	74,382

Total noninterest expense	143,569	135,207	282,759	266,919

Income before income taxes	48,397	50,362	93,490	95,480
Income taxes	17,546	18,650	33,655	35,111

Net income	$30,851	$31,712	$59,835	$60,369

Average shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453
Net income per share	$2.96	$3.04	$5.73	$5.79

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands, except share data)
Balance at December 31, 2005	$8,757	$1,678	$143,766	$1,029,005	$(2,147)	$1,181,059
Comprehensive income:
Net income	—	—	—	60,369	—	60,369
Unrealized securities losses arising during period, net of deferred taxes	—	—	—	—	(7,344)	(7,344)
Change in unrealized gain on cash flow hedge, net of deferred taxes	—	—	—	—	234	234

Total comprehensive income	—	—	—	60,369	(7,110)	53,259

Cash dividends				(5,739)		(5,739)

Balance at June 30, 2006	$8,757	$1,678	$143,766	$1,083,635	$(9,257)	$1,228,579

Balance at December 31, 2006	$8,757	$1,678	$143,766	$1,148,372	$8,246	$1,310,819
Adjustment resulting from adoption of FASB Interpretation No. 48				962		962
Comprehensive income:
Net income	—	—	—	59,835	—	59,835
Unrealized securities gains arising during period, net of deferred taxes	—	—	—	—	1,049	1,049
Change in unrealized gain on cash flow hedge, net of deferred taxes					1,053	1,053

Total comprehensive income	—	—	—	59,835	2,102	61,937

Cash dividends	—	—	—	(5,738)	—	(5,738)

Balance at June 30, 2007	$8,757	$1,678	$143,766	$1,203,431	$10,348	$1,367,980

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	Six months ended
	2007	2006
	(thousands)
OPERATING ACTIVITIES
Net income	$59,835	$60,369
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	1,109	1,172
Provision for credit losses	4,466	9,710
Deferred tax benefit	6,360	2,115
Change in current taxes payable	(14,629)	16,310
Depreciation	25,621	23,578
Change in accrued interest payable	(2,446)	12,278
Change in income earned not collected	(1,156)	(3,867)
Securities losses	—	539
Origination of loans held for sale	(278,678)	(217,532)
Proceeds from sale of loans	277,788	237,632
Loss (gain) on sale of loans	(1,094)	176
Net amortization of premiums and discounts	(2,294)	(2,392)
Net change in other assets	(31,075)	(47,151)
Net change in other liabilities	(2,419)	(28,616)

Net cash provided by operating activities	41,388	64,321

INVESTING ACTIVITIES
Net change in loans outstanding	(238,287)	(414,686)
Purchases of investment securities held to maturity	—	(1,066)
Purchases of investment securities available for sale	(759,441)	(506,083)
Proceeds from maturities of investment securities held to maturity	158,248	241,239
Proceeds from maturities of investment securities available for sale	802,194	160,455
Net change in overnight investments	(347,365)	(150,693)
Dispositions of premises and equipment	1,080	5,069
Additions to premises and equipment	(55,754)	(52,699)

Net cash used by investing activities	(439,325)	(718,464)

FINANCING ACTIVITIES
Net change in time deposits	127,680	507,694
Net change in demand and other interest-bearing deposits	(98,682)	35,667
Net change in short-term borrowings	209,622	177,924
Origination of long-term obligations	—	118,557
Cash dividends paid	(5,738)	(5,739)

Net cash provided by financing activities	232,882	834,103

Change in cash and due from banks	(165,055)	179,960
Cash and due from banks at beginning of period	1,010,984	777,928

Cash and due from banks at end of period	$845,929	$957,888

CASH PAYMENTS FOR:
Interest	$200,886	$168,027
Income taxes	33,655	35,111

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains (losses)	$1,458	$(12,044)
Unrealized gain on interest rate swap	$1,740	$385

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

	As of and for the six months ended June 30, 2007
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$68,272	$365,196	$20,795	$454,263	$(16,270)	$437,993
Interest expense	36,704	155,128	27,770	219,602	(16,270)	203,332

Net interest income	31,568	210,068	(6,975)	234,661	—	234,661
Provision for credit losses	1,156	3,310	—	4,466	—	4,466

Net interest income after provision for credit losses	30,412	206,758	(6,975)	230,195	—	230,195

Noninterest income	6,767	143,870	422	151,059	(5,005)	146,054
Noninterest expense	38,763	248,495	506	287,764	(5,005)	282,759

Income (loss) before income taxes	(1,584)	102,133	(7,059)	93,490	—	93,490
Income taxes	(297)	36,398	(2,446)	33,655	—	33,655

Net income (loss)	$(1,287)	$65,735	$(4,613)	$59,835	$—	$59,835

Total assets	$2,220,696	$13,392,661	$2,538,766	$18,152,123	$(2,143,518)	$16,008,605
Loans and leases	1,965,056	8,508,050	—	10,473,106	—	10,473,106
Allowance for loan and lease losses	22,418	106,858	—	129,276	—	129,276
Deposits	1,814,522	11,001,074	—	12,815,596	(43,274)	12,772,322

	As of and for the six months ended June 30, 2006
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$59,138	$332,778	$12,714	$404,630	$(12,130)	$392,500
Interest expense	26,038	118,698	23,143	167,879	(12,130)	155,749

Net interest income	33,100	214,080	(10,429)	236,751	—	236,751
Provision for credit losses	2,134	7,576	—	9,710	—	9,710

Net interest income after provision for credit losses	30,966	206,504	(10,429)	227,041	—	227,041
Noninterest income	5,293	133,401	809	139,503	(4,145)	135,358
Noninterest expense	35,853	234,025	1,186	271,064	(4,145)	266,919

Income (loss) before income taxes	406	105,880	(10,806)	95,480	—	95,480
Income taxes	328	38,545	(3,762)	35,111	—	35,111

Net income (loss)	$78	$67,335	$(7,044)	$60,369	$—	$60,369

Total assets	$2,003,856	$13,346,846	$2,257,134	$17,607,836	$(2,081,344)	$15,526,492
Loans and leases	1,781,781	8,247,264	—	10,029,045	—	10,029,045
Allowance for loan and lease losses	21,416	109,116	—	130,532	—	130,532
Deposits	1,632,358	11,259,684	—	12,892,042	(174,823)	12,717,219

Note C

Employee Benefits

BancShares recognized pension expense totaling $5,250 and $6,898, respectively, in the six-month periods ended June 30, 2007 and 2006. Pension expense is included as a component of employee benefit expense.

	Six month periods ended June 30,
	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$8,471	$8,730
Interest cost	10,501	10,056
Expected return on assets	(14,886)	(13,800)
Amortization of prior service cost	118	140
Amortization of net actuarial loss	1,046	1,772

Total net periodic benefit cost	$5,250	$6,898

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

The total amount of unrecognized tax benefits at the date of adoption of FIN 48 was $1,700. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate at the date of adoption of FIN 48 was $500. BancShares recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. At the date of adoption of FIN 48, BancShares had recognized approximately $700 for the payment of interest and penalties. BancShares is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

During the fourth quarter of 2006, BancShares retroactively adopted the provisions of Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108) to an effective date of January 1, 2006 by recognizing the cumulative effect of the change. Upon the adoption of SAB 108, we recorded an adjusting entry to recognize $7.2 million in income earned not collected and $2.8 million in income tax payable. The net impact of $4.4 million was recorded as an adjustment to retained earnings as of January 1, 2006. Certain other amounts for prior years have been reclassified to conform to statement presentations for 2007, and except for the entry recorded in conjunction with the SAB 108 adoption, the reclassifications had no effect on shareholders’ equity or net income as previously reported.

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

Although we are unable to control the external factors that influence our business, through the utilization of various liquidity, interest rate and credit risk management tools, we seek to minimize the potentially adverse risks of unforeseen and potentially unfavorable economic trends and take advantage of favorable economic conditions when appropriate.

Financial institutions frequently focus their strategic and operating emphasis on maximizing profitability and therefore measure their relative success by reference to profitability measures such as return on average assets or return on average shareholders’ equity. BancShares’ profitability measures have historically compared unfavorably to the returns of similar-sized financial holding companies. We have historically placed significant emphasis upon asset quality, balance sheet liquidity, capital conservation and de novo expansion, even when those priorities and initiatives may be detrimental to short-term profitability.

Based on our organization’s strengths and competitive position within the financial services industry, we believe opportunities for significant growth and expansion exist. We operate in diverse and growing geographic markets and believe that through competitive products and superior customer service, we can increase our business volumes and profitability. In recent years, we have focused our efforts on businesses owners, medical and other professionals and individuals who are financially active. We seek to increase fee income in areas such as merchant processing, working capital finance, insurance, cash management, wealth management and other private banking services. We also focus on opportunities to generate income by providing various processing services to other banks.

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

PERFORMANCE SUMMARY

BancShares realized a decrease in earnings during the second quarter of 2007 compared to the second quarter of 2006. Consolidated net income during the second quarter of 2007 was $30.9 million, compared to $31.7 million earned during the corresponding period of 2006. The annualized return on average assets was 0.79 percent during the second quarter of 2007, compared to 0.84 percent during the same period of 2006. The annualized return on average equity was 9.14 percent during 2007, compared to 10.43 percent during the same period of 2006. Net income per share during the second quarter of 2007 totaled $2.96, compared to $3.04 during the second quarter of 2006. The $861,000 or 2.7 percent earnings decrease resulted from higher noninterest expense and slightly lower net interest income, partially offset by improved levels of noninterest income and significantly lower provision for credit losses.

For the first six months of 2006, BancShares recorded net income of $59.8 million, compared to $60.4 million earned during the first six months of 2006. The $534,000 or 0.9 percent decrease was attributable to higher levels of noninterest expense and a marginal reduction in net interest income, partially offset by higher noninterest income and lower provision for credit losses. Net income per share for the first six months of 2006 was $5.73, compared to $5.79 during the same period of 2006. On an annualized basis, BancShares returned 0.77 percent on average assets during the first six months of 2006, compared to 0.82 percent from the corresponding period of 2006. Annualized return on average equity for the first six months of 2007 was 9.02 percent, down from 10.08 percent during the same period of 2006.

Financial Summary

Table 1

	2007		2006			Six Months Ended June 30
(thousands, except share data and ratios)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2007	2006
Summary of Operations
Interest income	$221,932	$216,061	$218,102	$214,650	$202,499	$437,993	$392,500
Interest expense	103,884	99,448	101,215	96,773	83,566	203,332	155,749

Net interest income	118,048	116,613	116,887	117,877	118,933	234,661	236,751
Provision for credit losses	934	3,532	7,383	3,813	2,973	4,466	9,710

Net interest income after provision for credit losses	117,114	113,081	109,504	114,064	115,960	230,195	227,041
Noninterest income	74,852	71,202	71,381	72,605	69,609	146,054	135,358
Noninterest expense	143,569	139,190	132,223	134,865	135,207	282,759	266,919

Income before income taxes	48,397	45,093	48,662	51,804	50,362	93,490	95,480
Income taxes	17,546	16,109	15,467	18,877	18,650	33,655	35,111

Net income	$30,851	$28,984	$33,195	$32,927	$31,712	$59,835	$60,369

Net interest income-taxable equivalent	$119,882	$118,373	$118,679	$119,532	$120,413	$238,255	$239,613

Selected Quarterly Averages
Total assets	$15,725,976	$15,572,613	$15,628,835	$15,477,992	$15,322,373	$15,649,720	$14,922,056
Investment securities	3,047,753	3,092,261	3,176,845	3,072,113	2,964,308	3,069,884	2,930,696
Loans and leases	10,319,953	10,198,638	10,133,502	10,075,016	9,924,208	10,259,630	9,815,430
Interest-earning assets	14,077,924	13,876,402	13,951,134	13,820,610	13,522,235	13,977,719	13,326,858
Deposits	12,524,786	12,502,206	12,601,708	12,571,525	12,440,125	12,513,558	12,317,078
Interest-bearing liabilities	11,698,285	11,557,940	11,601,752	11,485,378	11,156,821	11,628,500	10,976,622
Long-term obligations	405,339	408,277	424,597	500,564	466,259	406,800	437,761
Shareholders’ equity	$1,353,739	$1,323,327	$1,292,771	$1,254,551	$1,219,835	$1,337,864	$1,208,046
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Selected Quarter-End Balances
Total assets	$16,008,605	$15,853,778	$15,729,697	$15,633,597	$15,530,846	$16,008,605	$15,530,846
Investment securities	3,023,799	3,031,798	3,221,048	3,118,025	3,024,780	3,023,799	3,024,780
Loans and leases	10,473,106	10,221,578	10,239,551	10,129,423	10,029,045	10,473,106	10,029,045
Interest-earning assets	14,192,867	14,053,224	13,809,196	13,818,528	13,685,530	14,192,867	13,685,530
Deposits	12,772,322	12,722,532	12,743,324	12,681,150	12,717,219	12,772,322	12,717,219
Interest-bearing liabilities	11,830,904	11,671,127	11,612,372	11,510,073	11,395,473	11,830,904	11,395,473
Long-term obligations	405,314	405,356	401,198	424,351	527,478	405,314	527,478
Shareholders’ equity	$1,367,980	$1,342,327	$1,310,819	$1,276,608	$1,232,933	$1,367,980	$1,232,933
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets	0.79%	0.75%	0.84%	0.84%	0.84%	0.77%	0.82%
Shareholders’ equity	9.14	8.88	10.19	10.41	10.43	9.02	10.08
Dividend payout ratio	9.29	9.89	8.65	8.70	9.05	9.60	9.50

Liquidity and Capital Ratios (averages)
Loans and leases to deposits	82.40%	81.57%	80.41%	80.14%	79.78%	81.99%	79.69%
Shareholders’ equity to total assets	8.61	8.50	8.27	8.11	7.96	8.55	8.10
Time certificates of $100,000 or more to total deposits	16.95	16.60	16.17	15.74	15.04	16.80	14.72

Per Share of Stock
Net income	$2.96	$2.78	$3.18	$3.16	$3.04	$5.73	$5.79
Cash dividends	0.275	0.275	0.275	0.275	0.275	0.55	0.55
Book value at period end	131.10	128.64	125.62	112.35	118.16	131.10	118.16
Tangible book value at period end	120.61	118.10	115.02	111.68	107.44	120.61	107.44

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and maturity of the underlying asset. Riskier investments typically carry a higher interest rate, but expose the investor to potentially higher levels of default. We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. Our investment securities portfolio includes high-quality assets, primarily United States Treasury and federal government agency securities. Generally, the investment securities portfolio grows and shrinks based on loan, lease and deposit trends. When deposit growth exceeds loan and lease demand, we invest excess funds in the securities portfolio. Conversely, when loan and lease demand exceeds deposit growth, we use proceeds from maturing securities to fund loan and lease demand. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.

Interest-earning assets for the second quarter of 2007 averaged $14.08 billion, an increase of $555.7 million or 4.1 percent from the second quarter of 2006. For the six months ended June 30, 2007, interest-earning assets averaged $13.98 billion, an increase of $650.9 million or 4.9 percent over the same period of 2006. These increases resulted from modest growth in the loan, lease and investment securities portfolios.

Loans and Leases. At June 30, 2007 and 2006, loans and leases totaled $10.47 billion and $10.03 billion, respectively. The $444.1 million or 4.4 percent growth from June 30, 2006 to June 30, 2007 resulted from growth within the commercial mortgage, commercial and industrial loan and lease financing portfolios.

Commercial mortgage loans totaled $3.82 billion at June 30, 2007, representing 36.4 percent of the total loan and lease portfolio. This represents an increase of $223.7 million or 6.2 percent since June 30, 2006. Demand for commercial real estate financing remains stable for owner-occupied medical and professional facilities, although competition for this type of high-quality lending remains strong. A large percentage of our commercial mortgage portfolio is secured by owner-occupied facilities, rather than investment property. These owner-occupied secured loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

Commercial and industrial loans totaled $1.55 billion or 14.8 percent of total loans and leases outstanding. These loans have increased $132.2 million or 9.3 percent since June 30, 2006. Customer demand for these loans has remained generally stable but expansion into new markets has fueled growth.

At June 30, 2007, revolving mortgage loans totaled $1.37 billion, representing 13.1 percent of total loans and leases outstanding. While these loans remain a significant component of our retail loan portfolio, outstandings have increased only $5.6 million since June 30, 2006. The inversion of the yield curve, which has caused the short-term rate on variable rate mortgage products to exceed those offered on longer-term fixed rate products, has weakened demand for revolving mortgage products.

Residential mortgage loans totaled $1.04 billion or 9.9 percent of total loans at June 30, 2007, an increase of $31.0 million or 3.1 percent since June 30, 2006. Growth has been caused primarily by increased loan originations within the medical customer base.

We anticipate moderate growth in commercial mortgage and commercial and industrial loans in the second half of 2007, as our expansion into new markets translates into higher levels of loan demand among our business customers. Our continued expansion will also continue to diversify risks resulting from regional concentrations. All growth projections are subject to change as a result of economic deterioration or improvement, competitive forces and other external factors.

Loans and Leases

Table 2

	2007		2006
(thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Real estate:
Construction and land development	$784,960	$779,718	$783,680	$833,505	$822,687
Commercial mortgage	3,815,113	3,739,948	3,725,752	3,626,600	3,591,372
Residential mortgage	1,038,602	1,020,945	1,025,235	1,040,202	1,007,616
Revolving mortgage	1,374,212	1,301,311	1,326,403	1,331,055	1,368,584
Other mortgage	159,421	157,576	165,223	167,238	172,322

Total real estate loans	7,172,308	6,999,498	7,026,293	6,998,600	6,962,581
Commercial and industrial	1,549,584	1,510,754	1,493,326	1,448,554	1,417,341
Consumer	1,362,356	1,345,631	1,360,524	1,331,597	1,330,852
Lease financing	315,965	302,581	294,366	284,230	259,253
Other	72,893	63,114	65,042	66,442	59,018

Total loans and leases	10,473,106	10,221,578	10,239,551	10,129,423	10,029,045
Less allowance for loan and lease losses	129,276	132,640	132,004	131,652	130,532

Net loans and leases	$10,343,830	$10,088,938	$10,107,547	$9,997,771	$9,898,513

Investment Securities. Investment securities available for sale totaled $2.96 billion at June 30, 2007, compared to $2.63 billion at June 30, 2006. Available-for-sale securities are reported at their aggregate fair value. Investment securities held to maturity totaled $60.9 million at June 30, 2007, compared to $398.7 million at June 30, 2006. Securities that are classified as held-to-maturity reflect our ability and positive intent to hold those investments until maturity. The growth in investment securities available for sale and the corresponding reduction in investment securities held to maturity results from our decision to increase balance sheet liquidity and flexibility. Table 3 presents detailed information relating to the investment securities portfolio.

Income on Interest-Earning Assets. Interest income amounted to $221.9 million during the second quarter of 2007, a $19.4 million or 9.6 percent increase over the second quarter of 2006. Improved yields and marginal growth in the volume of interest-earning assets accounted for the increase in interest income when compared to the same period of 2006. The taxable-equivalent yield on interest-earning assets for the second quarter of 2007 equaled 6.37 percent, compared to 6.05 percent for the corresponding period of 2006.

Loan and lease interest income for the second quarter of 2007 equaled $177.8 million, an increase of $10.7 million or 6.4 percent from the second quarter of 2006, the combined result of balance sheet growth and higher yields. The taxable-equivalent yield on the loan and lease portfolio was 6.93 percent during the second quarter of 2007, up 16 basis points from the same period of 2006. The higher yield resulted from new loans and leases originated at current market rates. Average loans and leases increased $395.7 million, a 4.0 percent growth rate from the second quarter of 2006 to the same period of 2007.

Interest income earned on the investment securities portfolio amounted to $34.7 million during the second quarter of 2007 versus $27.5 million during the same period of 2006, an increase of $7.2 million or 26.1 percent. This increase in income is the result of improved yields and slightly higher average volume. The taxable-equivalent yield increased 87 basis points from 3.87 percent in the second quarter of 2006 to 4.74 percent in the second quarter of 2007 due to the reinvestment of proceeds from maturing securities into securities at higher rates. Average investment securities increased $83.4 million from $2.96 billion during the second quarter of 2006 to $3.05 billion during the second quarter of 2007.

Investment Securities

Table 3

	June 30, 2007				June 30, 2006
(thousands)	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield
Investment securities available for sale:
U. S. Government:
Within one year	$1,494,905	$1,488,881	0/6	4.49%	$1,411,388	$1,389,174	0/5	3.26%
One to five years	1,332,903	1,328,558	1/7	4.92	1,122,124	1,106,228	1/7	4.49
Five to ten years	6,333	6,035	6/1	4.88	2,848	2,666	7/0	4.91
Over ten years	68,362	65,782	27/2	5.45	53,415	50,375	28/7	5.30

Total	2,902,503	2,889,256	1/8	4.71	2,589,775	2,548,443	1/6	3.84
State, county and municipal:
Within one year	714	709	0/10	3.84	941	931	0/10	2.94
One to five years	2,142	2,103	2/7	4.08	2,325	2,276	2/10	3.91
Five to ten years	470	467	5/8	4.90	904	885	6/1	4.66
Over ten years	211	211	24/1	3.46	145	145	26/5	3.01

Total	3,537	3,490	3/11	4.10	4,315	4,237	3/10	3.83
Other
Within one year	—	—			—	—
One to five years	—	—			—	—
Five to ten years	—	—			—	—
Over ten years	9,566	10,322	10/11	10.66	11,740	11,740	12/5	11.18

Total	9,566	10,322	10/11	10.66	11,740	11,740	12/5	11.18
Equity securities	34,378	59,821			35,658	61,645

Total investment securities available for sale	$2,949,984	$2,962,889			$2,641,488	$2,626,065

Investment securities held to maturity:
U. S. Government:
Within one year	$52,729	$52,574	0/3	3.64%	$334,211	$331,436	0/6	3.34%
One to five years	—	—			54,628	53,506	1/3	3.65
Five to ten years	6,136	6,035	9/9	5.53	23	21	9/8	5.09
Over ten years	213	244	20/7	6.25	8,027	7,865	10/10	7.13

Total	59,078	58,853	1/4	3.85	396,889	392,828	0/10	3.43
State, county and municipal:
Within one year	—	—
One to five years	149	153	1/10	5.88	148	153	2/10	5.88
Five to ten years	—	—			—	—
Over ten years	1,433	1,538	10/10	6.02	1,428	1,543	12/0	6.02

Total	1,582	1,691	10/0	6.01	1,576	1,696	11/2	6.01
Other
Within one year	—	—			—	—
One to five years	250	250	1/1	3.25	250	250	2/1	3.25
Five to ten years	—	—			—	—

Total	250	250	1/1	3.25	250	250	2/1	3.25

Total investment securities held to maturity	60,910	60,794	1/6	3.90%	398,715	394,774	0/10	3.44%

Total investment securities	$3,010,894	$3,023,683			$3,040,203	$3,020,839

Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income tax purposes and 6.9% for state income taxes for all periods.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis—Second Quarter

Table 4

	2007		2006				Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets

Loans and leases	$10,319,953	$178,337	6.93%	$9,924,208	$167,567	6.77%	$6,745	$4,025	$10,770
Investment securities:
U. S. Government	2,971,719	35,238	4.75	2,884,813	27,646	3.84	936	6,656	7,592
State, county and municipal	5,581	76	5.46	6,288	84	5.36	(10)	2	(8)
Other	70,453	762	4.34	73,207	903	4.95	(32)	(109)	(141)

Total investment securities	3,047,753	36,076	4.74	2,964,308	28,633	3.87	894	6,549	7,443
Overnight investments	710,218	9,353	5.28	633,719	7,779	4.92	972	602	1,574

Total interest-earning assets	$14,077,924	$223,766	6.37%	$13,522,235	$203,979	6.05%	$8,611	$11,176	$19,787

Liabilities
Deposits:
Checking With Interest	$1,476,125	$466	0.13%	$1,565,055	$480	0.12%	$(40)	$26	$(14)
Savings	588,345	315	0.21	670,613	357	0.21	(43)	1	(42)
Money market accounts	2,743,480	22,954	3.36	2,631,078	18,535	2.83	868	3,551	4,419
Time deposits	5,165,556	59,277	4.60	4,915,311	46,495	3.79	2,610	10,172	12,782

Total interest-bearing deposits	9,973,506	83,012	3.34	9,782,057	65,867	2.70	3,395	13,750	17,145
Federal funds purchased	69,828	904	5.19	40,114	480	4.80	370	54	424
Repurchase agreements	301,445	2,676	3.56	190,736	1,600	3.36	954	122	1,076
Master notes	864,772	9,468	4.39	615,960	6,409	4.17	2,654	405	3,059
Other short-term borrowings	83,395	926	4.45	61,695	688	4.47	241	(3)	238
Long-term obligations	405,339	6,898	6.81	466,259	8,522	7.31	(1,077)	(547)	(1,624)

Total interest-bearing liabilities	$11,698,285	$103,884	3.56	$11,156,821	$83,566	3.00%	$6,537	$13,781	$20,318

Interest rate spread			2.81%			3.05%

Net interest income and net yield on interest-earning assets		$119,882	3.42%		$120,413	3.57%	$2,074	$(2,605)	$(531)

Average loan and lease balances include nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.90% for each period. The taxable-equivalent adjustment was $1,834 and $1,480 for 2007 and 2006, respectively.

Interest income from overnight investments amounted to $9.4 million during the second quarter of 2007, an increase of $1.6 million from the $7.8 million earned during the second quarter of 2006, the combined result of a 36 basis point yield increase and $76.5 million growth in average balances.

Interest income amounted to $438.0 million during the first six months of 2007, a $45.5 million or 11.6 percent increase from the same period of 2006, the result of higher yields and growth in interest-earning assets. The taxable-equivalent yield increased 38 basis points from 5.98 percent for the first six months of 2006 to 6.36 percent during the same period of 2007, caused by higher market interest rates during 2007.

For the six months ended June 30, 2007, loan and lease interest income equaled $352.9 million, an increase of $26.5 million or 8.1 percent from the same period of 2006. The improvement in interest income reflects the favorable effect of a 23 basis point increase in loan and lease yields as well as a 4.5 percent increase in average balances.

For the six months ended June 30, 2007, income earned on the investment securities portfolio amounted to $68.3 million, compared to $52.6 million during the same period of 2006, an increase of $15.7 million or 29.9 percent. This increase was the result of portfolio growth and an 89 basis point increase in the taxable-equivalent yield resulting from the reinvestment of proceeds arising from maturing securities to current market rates.

Interest earned on overnight investments totaled $16.8 million during the first six months of 2007 compared to $13.5 million during the same period of 2006, a $3.3 million or 24.4 percent increase. This strong growth was the combined result of a 54 basis point yield increase and a $67.5 million increase in average overnight investments.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Six Months

Table 5

	2007			2006			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$10,259,630	$353,825	6.95%	$9,815,430	$327,154	6.72%	$15,139	$11,532	$26,671

Investment securities:
U. S. Government	2,993,143	69,259	4.64	2,851,069	52,904	3.72	2,993	13,362	16,355
State, county and municipal	5,705	153	5.41	6,516	171	5.29	(22)	4	(18)
Other	71,037	1,536	4.36	73,111	1,614	4.45	(46)	(32)	(78)

Total investment securities	3,069,885	70,948	4.64	2,930,696	54,689	3.75	2,925	13,334	16,259
Overnight investments	648,205	16,814	5.23	580,733	13,518	4.69	1,655	1,641	3,296

Total interest-earning assets	$13,977,720	$441,587	6.36%	$13,326,859	$395,361	5.98%	$19,719	$26,507	$46,226

Liabilities
Deposits:
Checking With Interest	$1,475,837	$920	0.13%	$1,563,258	$949	0.12%	$(79)	$50	$(29)
Savings	590,563	626	0.21	680,796	719	0.21	(93)	—	(93)
Money market accounts	2,755,868	45,509	3.33	2,647,377	34,704	2.64	1,583	9,222	10,805
Time deposits	5,138,724	115,968	4.55	4,800,473	87,237	3.66	6,842	21,889	28,731

Total interest-bearing deposits	9,960,992	163,023	3.30	9,691,904	123,609	2.57	8,253	31,161	39,414
Federal funds purchased	74,157	1,906	5.18	43,578	986	4.56	739	181	920
Repurchase agreements	287,185	5,145	3.61	178,306	2,787	3.15	1,826	532	2,358
Master notes	819,789	17,763	4.37	562,847	11,094	3.97	5,305	1,364	6,669
Other short-term borrowings	79,577	1,842	4.67	62,226	1,301	4.22	383	158	541
Long-term obligations	406,800	13,653	6.71	437,761	15,971	7.30	(1,079)	(1,239)	(2,318)

Total interest-bearing liabilities	$11,628,500	$203,332	3.52%	$10,976,622	$155,748	2.86%	$15,427	$32,157	$47,584

Interest rate spread			2.84%			3.12%

Net interest income and net yield on interest-earning assets		$238,255	3.44%		$239,613	3.63%	$4,292	$(5,650)	$(1,358)

Average loan and lease balances include nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.90% for each period. The taxable-equivalent adjustment was $3,594 and $2,862 for 2007 and 2006, respectively.

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

Deposits. At June 30, 2007, deposits totaled $12.78 billion, an increase of $55.1 million over June 30, 2006. Interest-bearing deposits averaged $9.97 billion during the second quarter of 2007, an increase of $191.4 million or 2.0 percent from the second quarter of 2006. Average time deposits increased $250.2 million or 5.1 percent to $5.17 billion from the second quarter of 2006 to the same period of 2007. Average money market balances increased $112.4 million from $2.63 billion during the second quarter of 2006 to $2.74 billion during the second quarter of 2007.

We expect time deposit and money market account balances will continue to increase moderately throughout 2007, although competition for deposit business in our market areas is extremely intense. While we have access to non-deposit borrowing sources, we prefer to fund loan demand with core bank deposits. Therefore, generating acceptable levels of deposit growth is a critical and ongoing challenge for us, particularly during periods of strong loan demand.

Short-term Borrowings At June 30, 2007, short-term borrowings totaled $1.36 billion compared to $957.0 million at June 30, 2006. For the quarters ended June 30, 2007 and 2006, short-term borrowings averaged $1.32 billion and $908.5 million, respectively. During the second quarter of 2007, master notes averaged $864.8 million, compared to $616.0 million in the second quarter of 2006, a growth rate of 40.4 percent. Overnight repurchase agreements averaged $301.4 million during the second quarter of 2007, a 58.0 percent growth rate over the second quarter of 2006. We attribute the growth in master notes and repurchase agreements to strong customer demand and successful delivery of cash management services to our commercial customers.

Expense on Interest-Bearing Liabilities. Interest expense amounted to $103.9 million during the second quarter of 2007, a 24.3 percent increase from the second quarter of 2006. Higher rates and increased average volume caused the $20.3 million variance. The rate on average interest-bearing liabilities equaled 3.56 percent during the second quarter of 2007, a 56 basis point increase in the aggregate blended rate on interest-bearing liabilities as compared to the second quarter of 2006. Average interest-bearing liabilities increased $541.5 million or 4.9 percent from second quarter of 2006 to the second quarter of 2007.

For the year-to-date, interest expense equaled $203.3 million, compared to $155.7 million for the same period of 2006. The $47.6 million or 30.6 percent increase results from higher interest rates and growth in balances attributable to both cash management products and deposits. The rate on interest-bearing liabilities increased from 2.86 percent during the first six months of 2006 to 3.52 percent for the same period of 2007, a 66 basis point increase. The rate on time deposits increased 89 basis points from 3.66 percent to 4.55 percent while the rate on average money market accounts increased 69 basis points from 2.64 percent to 3.33 percent.

For the first six months of 2007, average interest-bearing liabilities increased $651.9 million or 5.9 percent from $10.98 billion to $11.63 billion. Average time deposits increased $338.3 million to $5.14 billion and average master notes increased $256.9 million from $562.8 million to $819.8 million. Money market accounts and repurchase agreements increased $108.5 million and $108.9 million, respectively, during the same time period.

NET INTEREST INCOME

Net interest income totaled $118.0 million during the second quarter of 2007, a decrease of $885,000 or 0.7 percent from the second quarter of 2006. The taxable-equivalent net yield on interest-earning assets equaled 3.42 percent for the second quarter of 2007, compared to the 3.57 percent achieved for the second quarter of 2006. For the six-month period ended June 30, 2007, net interest income declined by $2.1 million or 0.9 percent from the same period of 2006 due to a 19 basis point contraction in the taxable-equivalent net yield on interest-earning assets. For both the second quarter and the first six months of 2007, the reduction in the net yield on interest-earning assets resulted primarily from the unfavorable impact of the flat yield curve which has persisted since early-2006. For both the three-month and the six-month comparisons, incremental net interest income arising from balance sheet growth during 2007 was more than offset by the unfavorable impact of changes in interest rates.

NONINTEREST INCOME

The growth of noninterest income is essential to our ability to sustain adequate levels of profitability. The primary sources of noninterest income are cardholder and merchant services income, service charges on deposit accounts, various types of commission-based income, fees from processing services and revenues derived from wealth management services.

During the first half of 2007, noninterest income amounted to $146.1 million, compared to $135.4 million during the same period of 2006. The $10.7 million or 7.9 percent increase was primarily due to improvements in cardholder and merchant services income, commission income and mortgage income partially offset by a reduction in other income. Cardholder and merchant services generated $46.9 million during the first six months of 2007, an increase of $6.1 million or 15.1 percent compared to the second quarter of 2006. This increase resulted from higher merchant discount and interchange income, the result of growth in transaction volumes generated by both debit and credit cardholders.

Commission income increased $2.0 million or 12.6 percent during the first six months of 2007. Broker-dealer activities generated $11.1 million during 2007, a 12.9 percent increase over the same period of 2006. First Citizens Investor Services continues to benefit from favorable market conditions and strong referral activity from the branch network.

Mortgage income increased $1.7 million or 53.0 percent during the first six months of 2007, when compared to the same period of 2006 due to improved mortgage origination activity and the recognition of losses in 2006 on the sale of affordable loans.

Trust and asset management fees equaled $11.9 million in the first half of 2007 compared to $10.4 million in 2006. The $1.5 million or 15.0 percent increase resulted from higher levels of assets under management. Fees from processing services increased $1.5 million or 10.4 percent as transaction levels continued to grow.

Service charges on deposit accounts generated $36.5 million for the first six months of 2007, unchanged from 2006. Bad check and overdraft charges increased while reductions were noted in service charge income earned on commercial and personal accounts.

When compared to the same period of 2006, other noninterest income decreased $2.0 million during 2007, primarily due to the absence of premium income from two insurance subsidiaries that were sold on January 1, 2007.

During the second quarter of 2007, total noninterest income equaled $74.9 million, an increase of $5.2 million over the second quarter of 2006. Most of the factors contributing to the 7.5 percent increase in noninterest income during the second quarter were consistent with those noted during the six-month period. Service charges on deposit accounts, however, increased $1.1 million or 5.8 percent due to higher bad check and overdraft fees.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefit costs, occupancy expenses related to branch offices and support facilities, and equipment costs related to branch offices and technology.

Noninterest expense equaled $282.8 million for the first six months of 2007, a $15.8 million or 5.9 percent increase over the $266.9 million recorded during the same period of 2006. As a result of its continued growth and expansion, ISB’s noninterest expense increased from $35.9 million for the first half of 2006 to $38.8 million in 2007, a $2.9 million or 8.1 percent increase, the result of continued expansion of its branch footprint.

Salaries and wages totaled $119.7 million for the first six months of 2007, an increase of $6.0 million or 5.3 percent when compared to the same period of 2006. The increase resulted from new branch offices, headcount additions in several support functions and the effect of merit increases that were effective mid-year 2006.

Employee benefits expense totaled $26.0 million for the first six months of 2007, a decrease of $1.8 million. This 6.6 percent decrease resulted from reduced pension and health insurance costs.

Occupancy expense amounted to $27.9 million during the first half of 2007 and $25.3 million during 2006. The $2.6 million or 10.3 percent increase resulted from higher building costs arising from branch expansion and the new headquarters facility. For the first six-month period, equipment costs rose $1.9 million or 7.5 percent from $25.6 million in 2006 to $27.7 million in the second quarter of 2007, due to higher technology costs as well as furniture and equipment expense in new branch offices and the corporate headquarters facility.

Other expenses increased $7.2 million or 9.6 percent from the first six months of 2006 compared to the same period of 2007. Cardholder-related expenses increased significantly during 2007. The cost of cardholder reward programs increased $2.4 million or 66.2 percent during 2007 due to two new plans implemented during 2006. Processing costs increased $1.8 million or 9.6 percent, the result of substantial growth in merchant, debit and credit card transaction volumes. Also contributing to the increase in other expense was a $756,000 write-off during the second quarter of 2007 of costs related to future development of the headquarters site. Advertising expense increased $700,000 during 2007.

For the second quarter of 2007, noninterest expense totaled $143.6 million, an $8.4 million or 6.2 percent increase over the same period of 2006. Salary expense equaled $60.5 million during the second quarter of 2006, an increase of $3.4 million or 5.9 percent due primarily to merit increases that were effective mid-year 2006 and associates hired in new branch offices and in support functions. Occupancy expense increased $1.6 million or 13.1 percent due primarily to the expansion of the branch network.

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

Income tax expense amounted to $33.7 million during the six months ended June 30, 2007, compared to $35.1 million during the same period of 2006. The 4.1 percent decrease in income tax expense was primarily the result of lower pretax earnings, and changes to the percentage used to calculate the deferred tax asset valuation allowance during late-2006. The effective tax rates for these periods were 36.0 percent and 36.8 percent, respectively.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies uncertainty in income taxes recognized by establishing a recognition threshold and a measurement attribute for the financial statement treatment of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 resulted in a reduction in the liability for unrecognized tax benefits, which was offset by a $962,000 increase in the beginning balance of retained earnings.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

BancShares continues to exceed minimum regulatory capital standards, and the banking subsidiaries remain well-capitalized. At June 30, 2007 and 2006, the leverage capital ratios of BancShares were 9.75 percent and 9.92 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares’ Tier 1 capital ratios were 13.05 percent at June 30, 2007 and 13.56 percent at June 30, 2006. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratios were 15.40 percent at June 30, 2007 and 16.05 percent as of June 30, 2006. The minimum total capital ratio is 8 percent.

The continued de novo growth and operating losses of ISB has required BancShares to infuse significant amounts of capital into ISB to support its expanding balance sheet. BancShares infused $5.0 million into ISB during the second quarter of 2007. Since ISB was formed in 1997, BancShares has provided $290.0 million in capital. The cumulative loss incurred since ISB’s inception totals $28.3 million. BancShares’ prospective capacity to provide capital to support the growth and expansion of ISB is highly dependent upon FCB’s ability to return adequate capital through dividends to BancShares.

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

The most significant risk exposures are credit, interest rate and liquidity risk. Credit risk is the potential exposure from not collecting the amount of a loan, investment, working capital finance receivable or other receivable when it is contractually due. Interest rate risk is the potential reduction of net interest income as a result of changes in market interest rates. Liquidity risk is the possible inability to fund obligations to depositors, creditors, investors or borrowers.

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

We maintain a well-diversified loan and lease portfolio, and seek to avoid the risk associated with large concentrations within specific geographic areas or industries. Our continuing expansion into new markets has allowed us to mitigate our historic exposure to geographic concentration in North Carolina and Virginia. We have endeavored to ensure that rigorous centralized underwriting and monitoring controls are functioning effectively, and we will continue to place emphasis upon maintaining strong lending standards in new markets.

In recent years, we have aggressively sought opportunities to provide financial services to businesses associated with and professionals within the medical community. Due to strong growth within this segment of our loan and lease portfolio, our loans and leases to borrowers in medical, dental or related fields totaled $1.88 billion as of June 30, 2007, which represents 18.0 percent of total loans and leases outstanding, compared to $1.76 billion or 17.5 percent at June 30, 2006. Except for this single concentration, no other industry represented more than 10 percent of total loans and leases outstanding at June 30, 2007.

Nonperforming assets include nonaccrual loans and leases and other real estate. Other real estate includes foreclosed property as well as branch facilities that we have closed but not sold. At June 30, 2007, BancShares’ nonperforming assets amounted to $18.8 million or 0.18 percent of loans and leases plus foreclosed properties, compared to $24.0 million at June 30, 2006. Management views these levels of nonperforming assets as evidence of strong asset quality, but continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

At June 30, 2007, the allowance for credit losses totaled $136.4 million or 1.30 percent of total loans and leases, compared to 1.37 percent at June 30, 2006. The allowance for credit losses includes the allowance for loan and lease losses and the reserve for unfunded credit commitments. We continuously analyze the growth and risk characteristics of the loan and lease portfolio under current economic conditions in order to evaluate the adequacy of the allowance. Such factors as the financial condition of borrowers, fair market value of collateral and other considerations are recognized in estimating probable credit losses.

During the second quarter of 2007, we adopted several refinements to the methodology used to establish the allowance for loan and lease losses. After accumulating sufficient data related to the actual repayment history of an isolated pool of revolving mortgage loans that are representative of the entire portfolio, we determined that an adjustment to the formula used to calculate the allowance for this portfolio was appropriate. As a result, the allowance required for this portfolio of loans declined by $4.5 million. In addition, after monitoring the migration of commercial mortgage and commercial and industrial loans between loan grades over a period of several years, we incorporated applicable data into our formula used to calculate the allowance. Relying on that information, the allowance declined an additional by $4.1 million. Finally, in recognition of data suggesting the banking industry has begun to experience a period of credit deterioration and as a result of our concern about real estate values, we increased the allowance by approximately $2.5 million.

Management considers the resulting allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at June 30, 2007, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require the recognition of adjustments to the allowance based on their judgments of information available to them at the time of their examination.

The provision for credit losses charged to operations during the first six months of 2007 equaled $4.5 million, compared to $9.7 million during the second quarter of 2006. The $5.2 million decrease resulted from the refinements to the allowance methodology and lower net charge-offs. Net charge-offs during the first half of 2007 equaled $6.7 million compared to $8.4 million during 2006. On an annualized basis, net charge-offs represent 0.13 percent of average loans and leases during the first six months of 2007 compared to 0.17 percent in the first six months of 2006. Table 6 provides details concerning the allowance and provision for credit losses during the past five quarters.

Investment securities are periodically evaluated to determine whether the investment is other than temporarily impaired. If an investment security is determined to be other than temporarily impaired, the security is written down to its fair value with an offsetting securities loss. No other-than-temporary impairment losses were recorded in the six-month periods ended June 30, 2007 or 2006.

Working capital finance receivables, which are included in other assets on the consolidated balance sheet, are also evaluated for credit risk. At June 30, 2007 and 2006, there were no reserves for uncollectible receivables. During the second quarter of 2007, we continued to monitor a delinquent working capital finance relationship. However, at this time, there is not sufficient information to determine the magnitude of any potential loss. We continue to monitor these assets for impairment and would record a loss contingency if such an accrual were appropriate. We also monitor off balance sheet exposures, such as commitments to extend credit and standby letters of credit, and we maintain a reserve for unfunded commitments based on an estimate of our exposure resulting from these obligations.

Summary of Loan and Lease Loss Experience and Risk Elements

Table 6

	2007		2006			Six Months Ended June 30
(thousands, except ratios)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2007	2006
Allowance for credit losses at beginning of period	$139,496	$138,646	$138,246	$137,121	$137,145	$138,646	$135,770

Provision for credit losses	934	3,532	7,383	3,813	2,973	4,466	9,710

Net charge-offs:

Charge-offs	(4,954)	(3,980)	(8,162)	(4,189)	(4,933)	(8,934)	(11,986)

Recoveries	920	1,298	1,179	1,501	1,936	2,218	3,627

Net charge-offs	(4,034)	(2,682)	(6,983)	(2,688)	(2,997)	(6,716)	(8,359)

Allowance for credit losses at end of period	$136,396	$139,496	$138,646	$138,246	$137,121	$136,396	$137,121

Allowance for credit losses includes:

Allowance for loan and lease losses	$129,276	$132,640	$132,004	$131,652	$130,532	$129,276	$130,532

Liability for unfunded credit commitments	7,120	6,856	6,642	6,594	6,589	7,120	6,589

Allowance for credit losses at end of period	$136,396	$139,496	$138,646	$138,246	$137,121	$136,396	$137,121

Historical Statistics

Average loans and leases	$10,319,953	$10,198,638	$10,133,502	$10,075,016	$9,924,208	$10,259,630	$9,815,430

Loans and leases at period-end	10,473,106	10,221,578	10,239,551	10,129,423	10,029,045	10,473,106	10,029,045

Risk Elements

Nonaccrual loans and leases	$12,458	$14,943	$14,882	$18,348	$15,573	$12,458	$15,573

Other real estate	6,352	6,245	6,028	6,711	8,461	6,352	8,461

Total nonperforming assets	$18,810	$21,188	$20,910	$25,059	$24,034	$18,810	$24,034

Accruing loans and leases 90 days or more past due	$9,289	$8,396	$5,185	$6,974	$7,534	$9,289	$7,534

Ratios

Net charge-offs (annualized) to average total loans and leases	0.16%	0.11%	0.27%	0.11	0.12%	0.13%	0.17

Percent of total loans and leases at period-end:

Allowance for loan and lease losses	1.23	1.30	1.29	1.29	1.30	1.23	1.30

Liability for unfunded credit commitments	0.07	0.07	0.06	0.07	0.07	0.07	0.07

Allowance for credit losses	1.30	1.36	1.35	1.36	1.37	1.30	1.37

Nonperforming assets to total loans and leases plus other real estate	0.18	0.21	0.20	0.25	0.24	0.18	0.24

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

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our rate sensitivity and general balance sheet interest rate risk. However, during the second quarter of 2006, in conjunction with the issuance of $115.0 million in trust preferred securities, we entered into an interest rate swap to synthetically convert the variable rate coupon on the securities to a fixed rate of 7.125 percent for a period of five years.

During the first six months of 2007 our exposure to interest rate risk has increased due to growing net one-year liability sensitivity. As a result, our simulations of future amounts of net interest income under rising interest rate scenarios indicate that our net interest income will likely decline by approximately 2%. The magnitude of the net one-year liability sensitivity is projected to continue to grow during the remainder of 2007.

Liquidity Risk. Liquidity risk results from the mismatching of asset and liability cash flows. BancShares manages this risk by structuring its balance sheet prudently and by maintaining various borrowing resources to fund potential cash needs. BancShares has historically maintained a strong focus on liquidity, and our deposit base represents our primary liquidity source. Through our deposit pricing strategies, we have the ability to stimulate or curtail deposit growth. BancShares also maintains additional sources for borrowed funds through federal funds lines of credit and other borrowing facilities. At June 30, 2007, BancShares had access to $525.0 million in unfunded borrowings through its correspondent bank network. Brokered deposits have been utilized by ISB to augment its liquidity base with balances totaling $100.0 million as of June 30, 2007.

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

IronStone Bank. At June 30, 2007, ISB operated 57 branches in Florida, Georgia, Texas, New Mexico, Arizona, California, Oregon, Washington and Colorado. ISB continues to focus on markets with favorable growth prospects. At the beginning of 2007, we announced plans to expand into three new markets: Oklahoma City, Kansas City and Dallas.

ISB’s assets totaled $2.22 billion at June 30, 2007 compared to $2.00 billion at June 30, 2006, an increase of $216.8 million or 10.8 percent.

ISB reported a net loss of $1.3 million during the first six months of 2007, compared to net income of $78,000 reported during 2006. Decreased earnings have resulted from lower net interest income and higher operating costs from expansion of its branch network, offset partially by higher levels of noninterest income and reduced provision for credit losses.

The provision for credit losses decreased $978,000 during the first six months of 2007 due to refinements in the allowance model. The benefit of those changes was partially offset by higher net charge-offs, which increased from $608,000 in 2006 to $1.1 million in 2007. On an annualized basis, the ratio of current quarter net charge-offs to average loans and leases outstanding equaled 0.12 percent, compared to 0.07 percent in the prior year.

ISB’s noninterest income increased $1.5 million or 27.8 percent during the first six months of 2007, the result of strong growth among cardholder and merchant services income and commission income generated by working capital finance.

Noninterest expense increased $2.9 million or 8.1 percent during the first half of 2007, versus the same period of 2006. Salaries and wages increased $609,000 or 4.3 percent during the first six months of 2007, the combined result of merit increases and new staff costs to support new facilities. Occupancy expense was up $1.1 million or 17.4 percent due to growth of the branch network. Other expense equaled $10.9 million during the six months of 2007 compared to $9.9 million during the second quarter of 2006, a 10.7 percent increase caused by higher general operating expenses, such as credit card and account processing fees.

During the first quarter of 2007, ISB announced plans to expand its Texas franchise into the Dallas area and to establish new branches in Oklahoma City and Kansas City during 2007 and 2008. As its growth continues, ISB will incur incremental operating costs, particularly in the areas of personnel, occupancy and equipment. As a result of the anticipated continued expansion of its franchise, a contracting net yield on interest-earning assets and a large provision for credit losses arising from forecasted loan and lease growth, we expect that losses will likely extend into the foreseeable future.

First Citizens Bank. At June 30, 2007, FCB operated 340 branches in North Carolina, Virginia, West Virginia, Maryland and Tennessee.

FCB’s total assets increased slightly from $13.35 billion at June 30, 2006 to $13.39 billion at June 30, 2007. First Citizens generated net income of $65.7 million during the first two quarters of 2007, compared to net income of $67.3 million during 2006. The $1.6 million reduction in net income was due to lower levels of net interest income and higher noninterest expense, offset partially by improvements in noninterest income and a significant reduction in the provision for credit losses. FCB’s net interest income decreased $4.0 million or 1.9 percent during 2007, due to continued interest rate pressures, partially offset by slightly higher balances of interest-earning assets.

The provision for credit losses decreased $4.3 million due to lower net charge offs, which declined by 27.6 percent and refinements to the allowance methodology. FCB’s noninterest income increased $10.5 million or 7.8 percent during the first six months of 2007, primarily the result of higher cardholder and merchant services income, mortgage income and fees from processing services. Noninterest expense increased $14.5 million or 6.2 percent during 2007, caused by higher personnel, occupancy and technology-related costs.

CURRENT ACCOUNTING AND REGULATORY ISSUES

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies uncertainty in income taxes recognized by establishing a recognition threshold and a measurement attribute for the financial statement treatment of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 resulted in a reduction in the liability for unrecognized tax benefits, which was offset by a $962,000 adjustment to the beginning balance of retained earnings.

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

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of June 30, 2007, BancShares’ market risk profile has not changed significantly from December 31, 2006. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares’ internal control over financial reporting occurred during the second quarter of 2007 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II

Item 4.	Submission of Matters to a Vote of Security Holders

On April 23, 2007, at the Annual Meeting of Shareholders of Registrant, the shareholders considered the election of directors. The shareholder vote regarding the election of the nominees for Board of Directors was:

Nominee	For	Withheld	Broker Non-votes
J.M. Alexander, Jr.	33,283,745	136,168	—
C.H. Ames	33,272,743	147,170	—
V.E. Bell, III	33,299,113	120,800	—
G.H. Broadrick	33,091,158	328,755	—
H.H. Connell	33,273,449	146,464	—
H.M. Craig, III	33,281,666	138,247	—
H.L. Durham, Jr.	33,097,060	322,853	—
L.M. Fetterman	33,283,168	136,745	—
D.L. Heavner	33,298,413	121,500	—
F.B. Holding	33,274,001	145,912	—
F.B. Holding, Jr.	33,274,001	145,912	—
L.R. Holding	33,263,014	156,899	—
C.B.C. Holt	33,283,553	136,360	—
J.B. Hyler, Jr.	33,277,242	142,671	—
L.S. Jones	33,283,693	136,220	—
R. E. Mason IV.	33,297,034	122,879	—
R.T. Newcomb	33,298,413	121,500	—
L.T. Nunnellee, II	33,283,218	136,695	—
J. M. Parker	33,276,701	143,212	—
R.C. Scheeler	33,091,057	328,856	—
R.K. Shelton	33,286,913	123,000	—
R.C. Soles, Jr.	33,097,086	322,827	—
D.L. Ward, Jr.	33,092,965	326,948	—

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2007	FIRST CITIZENS BANCSHARES, INC.
(Registrant)

	By:	/s/ Kenneth A. Black
Kenneth A. Black
Vice President, Treasurer and Chief Financial Officer