Form 10-Q
period 2007-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2007-11-06
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Class B Common Stock—$1 Par Value—1,677,675 shares

(Number of shares outstanding, by class, as of November 5, 2007)

PART I

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets

First Citizens BancShares, Inc. and Subsidiaries

(thousands, except share data)	September 30* 2007	December 31# 2006	September 30* 2006
Assets
Cash and due from banks	$827,083	$1,010,984	$909,702
Overnight investments	512,933	348,597	571,080
Investment securities available for sale	3,231,811	3,001,890	2,830,810
Investment securities held to maturity	34,339	219,158	287,215
Loans and leases	10,763,158	10,273,043	10,160,661
Less allowance for loan and lease losses	133,576	132,004	131,652
Net loans and leases	10,629,582	10,141,039	10,029,009

Premises and equipment	745,529	702,926	679,822
Income earned not collected	83,759	71,562	63,733
Goodwill	102,625	102,625	102,625
Other intangible assets	6,374	8,000	8,573
Other assets	137,835	122,916	151,028

Total assets	$16,311,870	$15,729,697	$15,633,597

Liabilities
Deposits:
Noninterest-bearing	$2,607,203	$2,682,997	$2,724,938
Interest-bearing	10,373,244	10,060,327	9,956,212

Total deposits	12,980,447	12,743,324	12,681,150
Short-term borrowings	1,393,049	1,150,847	1,129,510
Long-term obligations	404,266	401,198	424,351
Other liabilities	132,533	123,509	121,978

Total liabilities	14,910,295	14,418,878	14,356,989
Shareholders’ Equity
Common stock:
Class A—$1 par value (8,756,778 shares issued for all periods)	8,757	8,757	8,757
Class B—$1 par value (1,677,675 shares issued for all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,223,180	1,148,372	1,118,047
Accumulated other comprehensive income	24,194	8,246	4,360

Total shareholders’ equity	1,401,575	1,310,819	1,276,608

Total liabilities and shareholders’ equity	$16,311,870	$15,729,697	$15,633,597

*	Unaudited
#	Derived from the 2006 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

First Citizens BancShares, Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands, except share and per share data; unaudited)	2007	2006	2007	2006
Interest income
Loans and leases	$185,705	$176,799	$541,691	$505,330
Investment securities:
U. S. Government	36,619	29,615	103,278	80,484
State, county and municipal	53	57	167	177
Dividends	791	846	2,327	2,460

Total investment securities interest and dividend income	37,463	30,518	105,772	83,121
Overnight investments	8,952	8,853	25,766	22,371

Total interest income	232,120	216,170	673,229	610,822
Interest expense
Deposits	89,224	75,990	252,247	199,599
Short-term borrowings	15,108	11,801	41,764	27,970
Long-term obligations	6,853	8,982	20,506	24,953

Total interest expense	111,185	96,773	314,517	252,522

Net interest income	120,935	119,397	358,712	358,300
Provision for credit losses	17,333	3,758	21,799	13,460

Net interest income after provision for credit losses	103,602	115,639	336,913	344,840
Noninterest income
Cardholder and merchant services income	25,526	23,146	72,405	63,877
Service charges on deposit accounts	20,193	18,025	56,662	54,491
Wealth advisory services	12,922	10,556	36,238	31,260
Fees from processing services	7,967	7,522	23,951	22,003
Mortgage income	1,529	1,722	5,068	3,536
Insurance commissions	1,907	1,643	5,718	5,421
ATM income	1,700	1,530	4,921	5,229
Other service charges and fees	3,806	3,974	11,492	11,948
Securities transactions	1,376	(120)	1,376	(659)
Other	359	2,290	1,105	5,048

Total noninterest income	77,285	70,288	218,936	202,154
Noninterest expense
Salaries and wages	62,520	58,534	180,919	170,883
Employee benefits	15,295	11,034	41,297	38,863
Occupancy expense	14,331	13,353	42,193	38,617
Equipment expense	13,995	13,300	41,672	39,055
Other	40,765	37,902	122,297	112,292

Total noninterest expense	146,906	134,123	428,378	399,710

Income before income taxes	33,981	51,804	127,471	147,284
Income taxes	11,362	18,877	45,017	53,988

Net income	$22,619	$32,927	$82,454	$93,296

Average shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453
Net income per share	$2.17	$3.16	$7.90	$8.94

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

First Citizens BancShares, Inc. and Subsidiaries

(thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2005	$8,757	$1,678	$143,766	$1,029,005	$(2,147)	$1,181,059
Adjustment resulting from adoption of Staff Accounting Bulletin No. 108				4,354		4,354
Comprehensive income:
Net income	—	—	—	93,296	—	93,296
Unrealized securities gains, net of deferred taxes	—	—	—	—	7,707	7,707
Change in unrecognized loss on cash flow hedge, net of deferred taxes	—	—	—	—	(1,200)	(1,200)

Comprehensive income	—	—	—	93,296	6,507	99,803
Cash dividends	—	—	—	(8,608)	—	(8,608)

Balance at September 30, 2006	$8,757	$1,678	$143,766	$1,118,047	$4,360	$1,276,608

Balance at December 31, 2006	$8,757	$1,678	$143,766	$1,148,372	$8,246	$1,310,819
Adjustment resulting from adoption of FASB Interpretation No. 48	—	—	—	962	—	962
Comprehensive income:
Net income	—	—	—	82,454	—	82,454
Unrealized securities gains, net of deferred taxes	—	—	—	—	16,545	16,545
Change in unrecognized loss on cash flow hedge, net of deferred taxes	—	—	—	—	(597)	(597)

Comprehensive income	—	—	—	82,454	15,948	98,402
Cash dividends	—	—	—	(8,608)	—	(8,608)

Balance at September 30, 2007	$8,757	$1,678	$143,766	$1,223,180	$24,194	$1,401,575

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	Nine months ended September 30,
	2007	2006
	(thousands)
OPERATING ACTIVITIES
Net income	$82,454	$93,296
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	1,626	1,745
Provision for credit losses	21,799	13,460
Deferred tax benefit	3,226	1,329
Change in current taxes payable	(1,167)	6,184
Depreciation	38,708	35,810
Change in accrued interest payable	4,411	14,965
Change in income earned not collected	(12,197)	(8,854)
Securities losses (gains)	(1,376)	659
Origination of loans held for sale	(404,313)	(330,315)
Proceeds from sale of loans	401,271	355,835
Loss (gain) on sale of loans	362	(619)
Gain on sale of branches	—	(826)
Loss on premises and equipment, net	1,654	272
Net amortization of premiums and discounts	(3,281)	(3,899)
Net change in other assets	4,748	(54,716)
Net change in other liabilities	5,492	3,498

Net cash provided by operating activities	143,417	127,824

INVESTING ACTIVITIES
Net change in loans outstanding	(540,501)	(522,350)
Purchases of investment securities held to maturity	—	(26,074)
Purchases of investment securities available for sale	(1,315,394)	(857,977)
Proceeds from maturities of investment securities held to maturity	184,819	379,254
Proceeds from maturities of investment securities available for sale	1,117,274	332,208
Net change in overnight investments	(164,336)	(90,068)
Dispositions of premises and equipment	980	5,428
Additions to premises and equipment	(79,787)	(82,104)
Purchase and sale of branches, net of cash transferred	—	(19,450)

Net cash used in investing activities	(796,945)	(881,133)

FINANCING ACTIVITIES
Net change in time deposits	352,561	592,780
Net change in demand and other interest-bearing deposits	(115,438)	(64,935)
Net change in short-term borrowings	241,112	247,289
Origination of long-term obligations	—	118,557
Cash dividends paid	(8,608)	(8,608)

Net cash provided by financing activities	469,627	885,083

Change in cash and due from banks	(183,901)	131,774
Cash and due from banks at beginning of period	1,010,984	777,928

Cash and due from banks at end of period	$827,083	$909,702

CASH PAYMENTS FOR:
Interest	$310,106	$237,557
Income taxes	44,608	45,743

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains	$27,144	$12,680
Unrealized loss on interest rate swap	$(1,682)	$(1,981)

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

In the opinion of management, the consolidated financial statements contain all material adjustments necessary to present fairly the financial position of First Citizens BancShares, Inc. (BancShares) as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

FCB is a mature banking institution that operates under a state bank charter from its branch network in North Carolina, Virginia, West Virginia, Maryland and Tennessee. ISB began operations in 1997 and currently operates in Georgia, Florida, Texas, Arizona, California, New Mexico, Colorado, Oregon and Washington under a federal thrift charter. ISB has announced plans to expand into Oklahoma City, Oklahoma; Kansas City, Missouri; and Kansas City, Kansas.

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

	As of and for the nine months ended September 30, 2007
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$104,625	$561,085	$33,275	$698,985	$(25,756)	$673,229
Interest expense	57,036	239,616	43,621	340,273	(25,756)	314,517

Net interest income	47,589	321,469	(10,346)	358,712	—	358,712
Provision for credit losses	6,213	15,586	—	21,799	—	21,799

Net interest income after provision for credit losses	41,376	305,883	(10,346)	336,913	—	336,913
Noninterest income	10,199	215,942	422	226,563	(7,627)	218,936
Noninterest expense	59,236	376,356	413	436,005	(7,627)	428,378

Income (loss) before income taxes	(7,661)	145,469	(10,337)	127,471	—	127,471
Income taxes	(2,413)	51,008	(3,578)	45,017	—	45,017

Net income (loss)	$(5,248)	$94,461	$(6,759)	$82,454	$—	$82,454

Total assets	$2,355,070	$13,598,556	$2,609,780	$18,563,406	$(2,251,536)	$16,311,870
Loans and leases	2,026,329	8,736,829	—	10,763,158	—	10,763,158
Allowance for loan and lease losses	23,290	110,286	—	133,576	—	133,576
Deposits	1,950,052	11,069,332	—	13,019,384	(38,937)	12,980,447

	As of and for the nine months ended September 30, 2006
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$91,558	$517,803	$21,618	$630,979	$(20,157)	$610,822
Interest expense	41,557	192,460	38,662	272,679	(20,157)	252,522

Net interest income	50,001	325,343	(17,044)	358,300	—	358,300
Provision for credit losses	2,366	11,094	—	13,460	—	13,460

Net interest income after provision for credit losses	47,635	314,249	(17,044)	344,840	—	344,840
Noninterest income	8,264	199,293	868	208,425	(6,271)	202,154
Noninterest expense	54,425	349,998	1,558	405,981	(6,271)	399,710

Income (loss) before income taxes	1,474	163,544	(17,734)	147,284	—	147,284
Income taxes	820	59,347	(6,179)	53,988	—	53,988

Net income (loss)	$654	$104,197	$(11,555)	$93,296	$—	$93,296

Total assets	$2,055,508	$13,436,636	$2,286,128	$17,778,272	$(2,144,675)	$15,633,597
Loans and leases	1,821,736	8,338,925	—	10,160,661	—	10,160,661
Allowance for loan and lease losses	21,568	110,084	—	131,652	—	131,652
Deposits	1,651,460	11,199,431	—	12,850,891	(169,741)	12,681,150

Note C

Employee Benefits

BancShares recognized pension expense totaling $8,637 and $9,142, respectively, in the nine-month periods ended September 30, 2007 and 2006. Pension expense is included as a component of employee benefit expense.

	Nine month periods ended September 30,
Components of Net Periodic Benefit Cost	2007	2006
Service cost	$12,851	$11,569
Interest cost	15,931	13,328
Expected return on assets	(22,583)	(18,289)
Amortization of prior service cost	851	185
Amortization of net actuarial loss	1,587	2,349

Total net periodic benefit cost	$8,637	$9,142

During 2007, active pension plan participants were offered an option to discontinue accrual of benefits under the defined benefit plan and to participate in an enhanced 401(k) savings plan or to remain in the existing defined benefit plan and continue to participate in the existing 401(k) savings plan. Based on the elections made by participants, the recognition of $762 of prior service cost was accelerated and is included in amortization of prior service cost during 2007.

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

During the fourth quarter of 2006, BancShares retroactively adopted the provisions of SEC Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108) to an effective date of January 1, 2006 by recognizing the cumulative effect of the change. Upon the adoption of SAB 108, we recorded an adjusting entry to recognize $7.2 million in income earned not collected and $2.8 million in income tax payable. The net impact of $4.4 million was recorded as an adjustment to retained earnings as of January 1, 2006. Certain other amounts for prior years have been reclassified to conform to statement presentations for 2007 and, except for the entry recorded in conjunction with the SAB 108 adoption, the reclassifications had no effect on shareholders’ equity or net income as previously reported.

OVERVIEW

BancShares is a financial holding company with two wholly-owned banking subsidiaries: First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and IronStone Bank (ISB), a federally-chartered thrift institution. FCB operates branches in North Carolina, Virginia, West Virginia, Maryland and Tennessee. ISB operates in Georgia, Florida, Texas, New Mexico, Arizona, California, Oregon, Washington and Colorado. ISB has announced plans to expand into Oklahoma City, Oklahoma; Kansas City, Missouri; and Kansas City, Kansas.

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

Financial institutions frequently focus their strategic and operating emphasis on maximizing profitability and therefore measure their relative success by reference to the profitability measures of return on average assets or return on average shareholders’ equity. BancShares’ profitability measures have historically compared unfavorably to the returns of similar-sized financial holding companies. We have historically placed significant emphasis upon asset quality, balance sheet liquidity, capital conservation and de novo expansion, even when those priorities and initiatives may be detrimental to short-term profitability.

Based on our organization’s strengths and competitive position within the financial services industry, we believe opportunities for significant growth and expansion exist. We operate in diverse and growing geographic markets and believe that through competitive products and superior customer service, we can increase our business volumes and profitability. In recent years, we have focused our efforts on business owners, medical and other professionals and individuals who are financially active. We seek to increase fee income in areas such as merchant processing, working capital finance, insurance, cash management, wealth management and other private banking services. We also focus on opportunities to generate income by providing various processing services to other banks, certain of which are affiliated institutions.

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

PERFORMANCE SUMMARY

BancShares realized a decrease in earnings during the third quarter of 2007 compared to the third quarter of 2006. Consolidated net income during the third quarter of 2007 was $22.6 million, compared to $32.9 million earned during the corresponding period of 2006. The $10.3 million or 31.3 percent earnings decrease resulted from significantly higher provision for credit losses and noninterest expense, offset in part by higher noninterest income. The annualized return on average assets equaled 0.56 percent during the third quarter of 2007, compared to 0.84 percent during the same period of 2006. The annualized return on average equity equaled 6.48 percent during 2007, compared to 10.41 percent during the same period of 2006. Net income per share during the third quarter of 2007 and 2006 totaled $2.17 and $3.16 respectively.

For the first nine months of 2007, BancShares recorded net income of $82.5 million, compared to $93.3 million earned during the first nine months of 2006. The $10.8 million or 11.6 percent decrease was attributable to higher provision for credit losses and increased noninterest expense, while noninterest income increased during 2007 when compared to the same period of 2006. Net income per share for the first nine months of 2006 was $7.90, compared to $8.94 during the same period of 2006. On an annualized basis, BancShares returned 0.70 percent on average assets during the first nine months of 2007, compared to 0.83 percent from the corresponding period of 2006. Annualized return on average equity for the first nine months of 2007 was 8.14 percent, down from 10.19 percent during the same period of 2006.

The inverted yield curve and highly-competitive loan and deposit pricing continue to adversely impact net interest income. For the third quarter, net interest income increased $1.5 million or 1.3 percent, while for the nine-month period ended September 30, 2007, net interest income increased $412,000, an increase of 0.1 percent when compared to the same period of 2006.

Financial Summary	Table 1

	2007			2006		Nine Months Ended September 30
(thousands, except share data and ratios)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2007	2006
Summary of Operations
Interest income	$232,120	$223,473	$217,637	$219,494	$216,170	$673,229	$610,822
Interest expense	111,185	103,884	99,448	101,215	96,773	314,517	252,522

Net interest income	120,935	119,589	118,189	118,279	119,397	358,712	358,300
Provision for credit losses	17,333	934	3,532	7,460	3,758	21,799	13,460

Net interest income after provision for credit losses	103,602	118,655	114,657	110,819	115,639	336,913	344,840
Noninterest income	77,285	72,620	69,031	69,234	70,288	218,936	202,154
Noninterest expense	146,906	142,878	138,595	131,391	134,123	428,378	399,710

Income before income taxes	33,981	48,397	45,093	48,662	51,804	127,471	147,284
Income taxes	11,362	17,546	16,109	15,467	18,877	45,017	53,988

Net income	$22,619	$30,851	$28,984	$33,195	$32,927	$82,454	$93,296

Net interest income-taxable equivalent	$122,980	$121,409	$119,964	$120,080	$121,082	$364,353	$362,817

Selected Quarterly Averages
Total assets	$16,092,009	$15,725,976	$15,572,613	$15,633,189	$15,477,992	$15,798,770	$15,109,404
Investment securities	3,162,011	3,047,753	3,092,261	3,176,845	3,072,113	3,100,930	2,978,353
Loans and leases	10,623,247	10,360,913	10,230,858	10,167,157	10,106,194	10,406,443	9,929,972
Interest-earning assets	14,476,247	14,118,884	13,908,622	13,984,789	13,851,788	14,169,997	13,520,314
Deposits	12,728,527	12,524,786	12,502,206	12,601,708	12,571,525	12,586,002	12,402,826
Interest-bearing liabilities	12,052,307	11,698,285	11,557,940	11,601,752	11,485,378	11,771,321	11,148,071
Long-term obligations	405,101	405,339	408,277	424,597	500,564	406,227	458,925
Shareholders’ equity	$1,385,284	$1,353,739	$1,323,327	$1,292,771	$1,254,551	$1,353,820	$1,224,183
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Selected Quarter-End Balances
Total assets	$16,311,870	$16,008,605	$15,853,778	$15,729,697	$15,633,597	$16,311,870	$15,633,597
Investment securities	3,266,150	3,023,799	3,031,798	3,221,048	3,118,025	3,266,150	3,118,025
Loans and leases	10,763,158	10,513,041	10,262,356	10,273,043	10,160,661	10,763,158	10,160,661
Interest-earning assets	14,542,241	14,232,802	14,094,002	13,842,688	13,849,766	14,542,241	13,849,766
Deposits	12,980,447	12,772,322	12,722,532	12,743,324	12,681,150	12,980,447	12,681,150
Interest-bearing liabilities	12,170,559	11,830,904	11,671,127	11,612,372	11,510,073	12,170,559	11,510,073
Long-term obligations	404,266	405,314	405,356	401,198	424,351	404,266	424,351
Shareholders’ equity	$1,401,575	$1,367,980	$1,342,327	$1,310,819	$1,276,608	1,401,575	$1,276,608
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets	0.56%	0.79%	0.75%	0.84%	0.84%	0.70%	0.83%
Shareholders’ equity	6.48	9.14	8.88	10.19	10.41	8.14	10.19
Dividend payout ratio	12.67	9.29	9.89	8.65	8.70	10.44	9.23

Liquidity and Capital Ratios (averages)
Loans and leases to deposits	83.46%	82.72%	81.83%	80.68%	80.39%	82.68%	80.06%
Shareholders’ equity to total assets	8.61	8.61	8.50	8.27	8.11	8.57	8.10
Time certificates of $100,000 or more to total deposits	17.67	16.95	16.60	16.17	15.74	17.11	15.06

Per Share of Stock
Net income	$2.17	$2.96	$2.78	$3.18	$3.16	$7.90	$8.94
Cash dividends	0.275	0.275	0.275	0.275	0.275	0.825	0.825
Book value at period end	134.32	131.10	128.64	125.62	112.35	134.32	121.93
Tangible book value at period end	123.88	120.61	118.10	115.02	111.68	123.88	111.26

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

Interest-earning assets for the third quarter of 2007 averaged $14.48 billion, an increase of $624.5 million or 4.5 percent from the third quarter of 2006. For the nine months ended September 30, 2007, interest-earning assets averaged $14.17 billion, an increase of $649.7 million or 4.8 percent over the same period of 2006. These increases resulted from modest growth in the loan, lease and investment securities portfolios.

Loans and Leases. At September 30, 2007 and 2006, loans and leases totaled $10.76 billion and $10.16 billion, respectively. The $602.5 million or 5.9 percent growth from September 30, 2006 to September 30, 2007 resulted from growth within the commercial mortgage, commercial and industrial loan and revolving mortgage portfolios.

Commercial mortgage loans totaled $3.90 billion at September 30, 2007, representing 36.2 percent of the total loan and lease portfolio. This represents an increase of $272.7 million or 7.5 percent since September 30, 2006. A large percentage of our commercial mortgage portfolio is secured by owner-occupied facilities, rather than investment property. These owner-occupied secured loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral. Demand for commercial real estate financing remains stable for owner-occupied medical and professional facilities, although competition for this type of high-quality lending remains strong.

Commercial and industrial loans totaled $1.62 billion or 15.0 percent of total loans and leases outstanding. These loans have increased $135.8 million or 9.2 percent since September 30, 2006. Customer demand for these loans has remained generally stable in existing markets, but expansion into new markets has fueled growth. During the third quarter of 2007, we reclassified our working capital finance receivables from other assets to loans and adjusted prior periods to reflect the current presentation format. The amounts reclassified totaled $33.7 million, $33.5 million and $31.2 million at September 30, 2007, December 31, 2006 and September 30, 2006, respectively,

Revolving mortgage loans totaled $1.45 billion, representing 13.5 percent of total loans and leases outstanding, an increase of $123.6 million or 9.3 percent since September 30, 2006. These loans remain a significant component of our retail loan portfolio.

Consumer loans totaled $1.38 billion or 12.8 percent of total loans at September 30, 2007, an increase of $43.4 million or 3.3 percent since September 30, 2006. While we are active in automobile lending on both a direct and indirect basis, these loans have experienced only modest growth over the past five quarters, accounting for 12.8 percent of total loans at September 30, 2007. Construction and land development loans totaled $816.3 million at September 30, 2007, a 2.1 percent reduction from September 30, 2006. These loans represent 7.6 percent of total loans and leases.

We anticipate moderate growth in commercial mortgage and commercial and industrial loans in the fourth quarter of 2007, as our expansion into new markets allows us to reach new business customers. Our expansion will also continue to mitigate risks resulting from geographic concentrations. All growth projections are subject to change as a result of economic deterioration or improvement, competitive forces and other external factors.

Investment Securities. Investment securities available for sale totaled $3.23 billion at September 30, 2007, compared to $2.83 billion at September 30, 2006. Available-for-sale securities are reported at their aggregate fair value. Investment securities held to maturity totaled $34.3 million at September 30, 2007, compared to $287.2 million at September 30, 2006. Securities that are classified as held-to-maturity reflect our ability and positive intent to hold those investments until maturity. The growth in investment securities available for sale and the corresponding reduction in investment securities held to maturity results from our decision to increase balance sheet liquidity and flexibility. Table 3 presents detailed information relating to the investment securities portfolio.

Outstanding Loans and Leases by Type	Table 2

	2007			2006
(thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Real estate:
Construction and land development	$816,328	$784,960	$779,718	$783,680	$833,505
Commercial mortgage	3,899,289	3,815,113	3,739,948	3,725,752	3,626,600
Residential mortgage	1,037,460	1,038,602	1,020,945	1,025,235	1,040,202
Revolving mortgage	1,454,659	1,374,212	1,301,311	1,326,403	1,331,055
Other mortgage	153,487	159,421	157,576	165,223	167,238

Total real estate	7,361,223	7,172,308	6,999,498	7,026,293	6,998,600
Commercial and industrial	1,615,550	1,589,519	1,551,532	1,526,818	1,479,792
Consumer	1,375,001	1,362,356	1,345,631	1,360,524	1,331,597
Lease financing	329,535	315,965	302,581	294,366	284,230
Other	81,849	72,893	63,114	65,042	66,442

Total loans and leases	10,763,158	10,513,041	10,262,356	10,273,043	10,160,661
Less allowance for loan and lease losses	133,576	129,276	132,640	132,004	131,652

Net loans and leases	$10,629,582	$10,383,765	$10,129,716	$10,141,039	$10,029,009

Income on Interest-Earning Assets. Interest income amounted to $232.1 million during the third quarter of 2007, a $16.0 million or 7.4 percent increase over the third quarter of 2006. Improved yields and marginal growth in the volume of interest-earning assets accounted for the increase in interest income when compared to the same period of 2006. The taxable-equivalent yield on interest-earning assets for the third quarter of 2007 equaled 6.51 percent, compared to 6.25 percent for the corresponding period of 2006.

Loan and lease interest income for the third quarter of 2007 equaled $185.7 million, an increase of $8.9 million or 5.0 percent from the third quarter of 2006, the combined result of balance sheet growth and higher yields. The taxable-equivalent yield on the loan and lease portfolio was 7.08 percent during the third quarter of 2007, up 11 basis points from the same period of 2006. The higher yield resulted from new loans and leases originated at current market rates. Average loans and leases increased $517.1 million, a 5.1 percent growth rate from the third quarter of 2006 to the same period of 2007.

Interest income earned on the investment securities portfolio amounted to $37.5 million during the third quarter of 2007 versus $30.5 million during the same period of 2006, an increase of $6.9 million or 22.8 percent. This increase in income is the result of significantly improved yields and slightly higher average volume. The taxable-equivalent yield increased 79 basis points from 4.10 percent in the third quarter of 2006 to 4.89 percent in the third quarter of 2007 due to the reinvestment of proceeds from maturing securities into securities at higher rates. Average investment securities increased $89.9 million or 2.9 percent from $3.07 billion during the third quarter of 2006 to $3.16 billion during the third quarter of 2007.

Interest income totaled to $673.2 million during the first nine months of 2007, a $62.4 million or 10.2 percent increase from the same period of 2006, the result of improved yields and growth in interest-earning assets. The taxable-equivalent yield increased 33 basis points from 6.08 percent for the first nine months of 2006 to 6.41 percent during the same period of 2006. Average interest-earning assets increased $649.7 million or 4.8 percent from $13.5 billion during the first nine months of 2006 to $14.2 billion during the first nine months of 2007.

For the nine months ended September 30, 2007, loan and lease interest income equaled $541.7 million, an increase of $36.4 million or 7.2 percent from the same period of 2006. The improvement in interest income reflects the combined favorable impact of a 4.8 percent increase in average loans and leases and a 17 basis point increase in the blended yield.

For the nine months ended September 30, 2007, income earned on the investment securities portfolio totaled $105.8 million, compared to $83.1 million during the same period of 2006, an increase of $22.7 million or 27.3 percent. This increase was the result of an 86 basis point increase in the taxable-equivalent yield and a 4.1 percent increase in average investment securities.

Investment Securities

Table 3

	September 30, 2007				September 30, 2006
(thousands)	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield
Investment securities available for sale:
U. S. Government:
Within one year	$1,639,356	$1,641,945	0/6	4.71%	$1,473,897	$1,460,075	0/5	3.47%
One to five years	1,421,207	1,432,361	1/7	4.79	1,235,798	1,233,452	1/8	4.74
Five to ten years	6,332	6,200	5/10	4.88	6,383	6,153	6/9	4.88
Over ten years	80,273	78,474	27/3	5.48	54,530	53,262	27/5	5.32

Total	3,147,168	3,158,980	1/8	4.77	2,770,608	2,752,942	1/6	4.08
State, county and municipal:
Within one year	701	699	0/7	3.84	931	926	0/7	2.96
One to five years	2,147	2,123	2/4	4.08	2,309	2,283	2/7	3.91
Five to ten years	470	474	5/5	4.90	903	906	5/10	4.67
Over ten years	66	65	21/0	4.44	160	161	25/9	3.27

Total	3,384	3,361	2/9	4.15	4,303	4,276	3/10	3.84
Other
Ten to twenty years	8,304	9,923	10/8	11.13	10,920	10,920	11/8	11.08

Total	8,304	9,923	10/8	11.13	10,920	10,920	11/8	11.08
Equity securities	34,364	59,547			35,695	62,672

Total investment securities available for sale	$3,193,220	$3,231,811			$2,821,526	$2,830,810

Investment securities held to maturity:
U. S. Government:
Within one year	$26,530	$26,518	0/2	3.66%	$250,072	$248,673	0/5	3.34%
One to five years	—	—	0	—	27,805	27,433	1/2	3.65
Five to ten years	5,772	5,753	9/6	5.53	47	47	9/8	6.74
Over ten years	204	235	20/5	6.28	7,464	7,453	11/7	5.60

Total	32,506	32,506	1/11	4.01	285,388	283,606	0/9	3.43
State, county and municipal:
Within one year	—	—			—	—
One to five years	149	153	1/7	5.88	148	154	2/7	5.88
Five to ten years	—	—			—	—
Over ten years	1,434	1,536	10/7	6.02	1,429	1,556	11/7	6.02

Total	1,583	1,689	9/9	6.01	1,577	1,710	10/9	6.01
Other
Within one year	250	250	0/10	3.25	—	—
One to five years	—	—			250	250	1/10	3.25
Five to ten years	—	—			—	—

Total	250	250	1/10	3.25	250	250	1/10	3.25
Total investment securities held to maturity	34,339	34,445	1/1	2.97	287,215	285,566	1/1	3.44

Total investment securities	$3,227,559	$3,266,256			$3,108,741	$3,116,376

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

Deposits. At September 30, 2007, deposits totaled $12.98 billion, an increase of $299.3 million over September 30, 2006. Interest-bearing deposits averaged $10.19 billion during the third quarter of 2007, an increase of $253.8 million or 2.6 percent from the third quarter of 2006. Average time deposits increased $238.0 million or 4.6 percent to $5.38 billion from the third quarter of 2006 to the same period of 2007. Average money market balances increased $177.9 million from $2.68 billion during the third quarter of 2006 to $2.86 billion during the third quarter of 2007. We expect time deposit and money market account balances will increase moderately throughout the remainder of 2007, although competition for deposit business in our market areas is extremely intense.

Short-term Borrowings At September 30, 2007, short-term borrowings totaled $1.39 billion compared to $1.13 billion at September 30, 2006. For the quarters ended September 30, 2007 and 2006, short-term borrowings averaged $1.45 billion and $1.04 billion, respectively, an increase of $408.6 million or 39.1 percent. During the third quarter of 2007, master notes averaged $999.6 million, compared to $693.3 million in the third quarter of 2006, a growth rate of 44.2 percent. Overnight repurchase agreements averaged $316.5 million during the third quarter of 2007, a 36.9 percent growth rate over the third quarter of 2006. We attribute the growth in master notes and repurchase agreements to strong customer demand and successful delivery of cash management services to our commercial customers.

Long-term Obligations. Long-term obligations averaged $405.1 million during the third quarter of 2007 compared to $500.6 million during the third quarter of 2006, a $95.5 million reduction that resulted from the early redemption of $100.0 million of trust preferred capital trust securities during the fourth quarter of 2006.

Expense on Interest-Bearing Liabilities. Interest expense amounted to $111.2 million during the third quarter of 2007, a 14.9 percent increase from the third quarter of 2006. Higher rates and increased average volume caused the $14.4 million variance. The rate on average interest-bearing liabilities equaled 3.66 percent during the third quarter of 2007, a 32 basis point increase in the aggregate blended rate when compared to the third quarter of 2006. Average interest-bearing liabilities increased $566.9 million or 4.9 percent from third quarter of 2006 to the third quarter of 2007.

For the year-to-date, interest expense equaled $314.5 million, compared to $252.5 million for the same period of 2006. The $62.0 million or 24.6 percent increase results from higher interest rates and growth in balances attributable to both cash management products and time deposits. The rate on interest-bearing liabilities increased from 3.03 percent during the first nine months of 2006 to 3.57 percent for the same period of 2007, a 54 basis point increase. The rate on time deposits increased 77 basis points from 3.83 percent to 4.60 percent while the rate on average money market accounts increased 54 basis points from 2.83 percent to 3.37 percent.

For the first nine months of 2007, average interest-bearing liabilities increased $623.3 million or 5.6 percent from $11.15 billion to $11.77 billion. Average time deposits increased $304.5 million to $5.22 billion, an increase of 6.2 percent. Average master notes increased $273.6 million or 45.1 percent from $606.8 million to $880.4 million. Money market accounts and repurchase agreements increased $131.9 million and $100.9 million, respectively, during the same time period.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis—Third Quarter

Table 4

	2007			2006			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$10,623,247	$186,266	7.08%	$10,106,194	$177,243	6.97%	$7,644	$1,379	$9,023
Investment securities:
U. S. Government	3,087,119	38,046	4.89	2,993,301	30,803	4.08	1,048	6,195	7,243
State, county and municipal	4,940	110	8.83	5,828	81	5.51	(16)	45	29
Other	69,952	791	4.49	72,984	846	4.60	(35)	(20)	(55)

Total investment securities	3,162,011	38,947	4.89	3,072,113	31,730	4.10	997	6,220	7,217
Overnight investments	690,989	8,952	5.14	673,481	8,853	5.22	233	(134)	99

Total interest-earning assets	$14,476,247	$234,165	6.51%	$13,851,788	$217,826	6.25%	$8,874	$7,465	$16,339

Liabilities
Deposits:
Checking With Interest	$1,389,902	$515	0.15%	$1,486,969	$462	0.12%	$(44)	$97	$53
Savings	566,171	310	0.22	631,265	337	0.21	(39)	12	(27)
Money market accounts	2,862,224	24,851	3.44	2,684,308	21,693	3.21	1,521	1,637	3,158
Time deposits	5,376,100	63,548	4.69	5,138,065	53,499	4.13	2,637	7,412	10,049

Total interest-bearing deposits	10,194,397	89,224	3.47	9,940,607	75,991	3.03	4,075	9,158	13,233
Federal funds purchased	53,017	679	5.08	35,235	448	5.04	227	4	231
Repurchase agreements	316,545	2,743	3.44	231,291	2,142	3.67	762	(161)	601
Master notes	999,577	10,742	4.26	693,344	7,820	4.47	3,370	(448)	2,922
Other short-term borrowings	83,670	944	4.48	84,337	1,391	6.54	(10)	(437)	(447)
Long-term obligations	405,101	6,853	6.77	500,564	8,982	7.18	(1,665)	(464)	(2,129)

Total interest-bearing liabilities	$12,052,307	$111,185	3.66%	$11,485,378	$96,774	3.34%	$6,759	$7,652	$14,411

Interest rate spread			2.85%			2.91%

Net interest income and net yield on interest-earning assets		$122,980	3.37%		$121,052	3.47%	$2,115	$(187)	$1,928

Average loan balances include nonaccrual loans. Yields related to loans and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35.0% and state income tax rate of 6.9% for each period. The taxable-equivalent adjustment was $2,045 for 2007 and $1,655 for 2006.

NET INTEREST INCOME

Net interest income totaled $120.9 million during the third quarter of 2007, an increase of $1.5 million or 1.3 percent from the third quarter of 2006. The taxable-equivalent net yield on interest-earning assets equaled 3.37 percent for the third quarter of 2007, compared to 3.47 percent achieved for the third quarter of 2006. For the nine-month period ended September 30, 2007, net interest income grew by $412,000 or 0.1 percent from the same period of 2006 due to a 15 basis point contraction in the taxable-equivalent net yield on interest-earning assets.

The unfavorable impact of the reduction in the taxable-equivalent net yield offset the benefit realized by balance sheet growth for both the third quarter and the nine-month periods.

For both the third quarter and the first nine months of 2007, the contraction in the net yield on interest-earning assets resulted primarily from the unfavorable impact of the flat yield curve which has persisted since early 2006.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis—Nine Months

Table 5

	2007			2006			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$10,406,443	$543,209	6.98%	$9,929,972	$506,549	6.81%	$24,152	$12,508	$36,660
Investment securities:
U. S. Government	3,024,812	107,305	4.74	2,899,001	83,707	3.86	4,075	19,523	23,598
State, county and municipal	5,447	263	6.46	6,284	252	5.36	(37)	48	11
Other	70,671	2,327	4.40	73,068	2,460	4.50	(80)	(53)	(133)

Total investment securities	3,100,930	109,895	4.74	2,978,353	86,419	3.88	3,958	19,518	23,476
Overnight investments	662,624	25,766	5.20	611,989	22,371	4.89	1,914	1,481	3,395

Total interest-earning assets	$14,169,997	$678,870	6.41%	$13,520,314	$615,339	6.08%	$30,024	$33,507	$63,531

Liabilities
Deposits:
Checking With Interest	$1,446,877	$1,435	0.13%	$1,537,549	$1,411	0.12%	$(86)	$110	$24
Savings	582,343	936	0.21	664,105	1,056	0.21	(124)	4	(120)
Money market accounts	2,791,710	70,360	3.37	2,659,822	56,397	2.83	3,006	10,957	13,963
Time deposits	5,218,719	179,516	4.60	4,914,240	140,734	3.83	9,601	29,181	38,782

Total interest-bearing deposits	10,039,649	252,247	3.36	9,775,716	199,598	2.73	12,397	40,252	52,649
Federal funds purchased	67,033	2,585	5.16	40,767	1,434	4.70	967	184	1,151
Repurchase agreements	297,079	7,888	3.55	196,162	4,930	3.36	2,608	350	2,958
Master notes	880,377	28,505	4.33	606,824	18,915	4.17	8,698	892	9,590
Other short-term borrowings	80,956	2,786	4.60	69,677	2,692	5.17	414	(320)	94
Long-term obligations	406,227	20,506	6.73	458,925	24,953	7.25	(2,761)	(1,686)	(4,447)

Total interest-bearing liabilities	$11,771,321	$314,517	3.57%	$11,148,071	$252,522	3.03%	$22,323	$39,672	$61,995

Interest rate spread			2.84%			3.05%

Net interest income and net yield on interest-earning assets		$364,353	3.44%		$362,817	3.59%	$7,701	$(6,165)	$1,536

Average loan and lease balances include nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.90% for each period. The taxable-equivalent adjustment was $5,641 and $4,517 for 2007 and 2006, respectively.

NONINTEREST INCOME

The growth of noninterest income is essential to our ability to sustain adequate levels of profitability. The primary sources of noninterest income are cardholder and merchant services income, service charges on deposit accounts, wealth advisory services and fees from processing services.

During the first nine months of 2007, noninterest income amounted to $218.9 million, compared to $202.2 million during the same period of 2006. The $16.8 million or 8.3 percent increase was primarily due to improvements in cardholder and merchant services income, wealth advisory services, service charges on deposits, fees from processing services and securities transactions. Cardholder and merchant services generated $72.4 million during the first nine months of 2007, an increase of $8.5 million or 13.4 percent versus the comparable period of 2006. This increase resulted from higher merchant discount and interchange income, the result of growth in transaction volumes generated by both debit and credit cardholders.

Fees from wealth advisory services equaled $36.2 million in the first nine months of 2007 compared to $31.3 million in 2006. The $5.0 million or 15.9 percent increase resulted from higher levels of assets under management and increased broker dealer revenues. Service charges on deposit accounts generated $56.7 million for the first nine months of 2007, an increase of $2.2 million or 4.0 percent from 2006 due to increased insufficient fund and overdraft charges. BancShares recorded securities gains totaling $1.4 million during the first nine months of 2007 compared to securities losses of $659,000 during the same period of 2006. The 2007 gain resulted from the sale of our ownership interest in MasterCard Incorporated.

Other income declined $3.9 million during 2007. This reduction reflects the combined impact of a $1.3 million reduction in income arising from our investments in affordable housing projects, the absence of premium income generated by two insurance companies sold on January 1, 2007 and a $936,000 gain on the 2006 sale of a branch office.

During the third quarter of 2007, total noninterest income equaled $77.3 million, an increase of $7.0 million over the third quarter of 2006. Factors contributing to the 10.0 percent increase were higher cardholder and merchant services income, deposit services charges, fees from wealth advisory services and securities transactions.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefit costs, occupancy expenses related to branch offices and support facilities, and equipment costs related to branch offices and technology.

Noninterest expense equaled $428.4 million for the first nine months of 2007, a $28.7 million or 7.2 percent increase over the $399.7 million recorded during the same period of 2006. ISB’s noninterest expense increased from $54.4 million for the first nine months of 2006 to $59.2 million in 2007, a $4.8 million or 8.8 percent increase, the result of continued expansion of its branch footprint.

Salaries and wages totaled $180.9 million for the first nine months of 2007, an increase of $10.0 million or 5.9 percent when compared to the same period of 2006. The increase resulted from new branch offices, headcount additions in several support functions and the effect of mid-year 2007 merit increases.

Employee benefits expense totaled $41.3 million for the first nine months of 2007, an increase of $2.4 million. This 6.3 percent increase resulted from costs related to executive post-employment benefits and increased employee health care expenses. Pension expense declined for the nine-month period ended September 30, 2007.

During 2007, active pension plan participants were offered an option to discontinue accrual of benefits under the defined benefit plan and to participate in an enhanced 401(k) savings plan or to remain in the existing defined benefit plan and continue to participate in the existing 401(k) savings plan. Based on the elections made by participants, the recognition of $762,000 of prior service cost was accelerated and is included in employee benefit expense during 2007.

Occupancy expense amounted to $42.2 million during the first nine months of 2007 and $38.6 million during 2006. The $3.6 million or 9.3 percent increase resulted from higher building costs arising from branch expansion and the new headquarters facility. For the first nine-month period, equipment costs rose $2.6 million or 6.7 percent from $39.1 million in 2006 to $41.7 million in the third quarter of 2007, due to higher technology costs as well as furniture and equipment expense in new branch offices and the corporate headquarters facility.

Other expenses increased $10.0 million or 8.9 percent from the first nine months of 2006 compared to the same period of 2007. The cost of customer-related rewards programs increased $3.2 million or 53.1 percent from 2006 to 2007. Cardholder-related processing expenses increased $3.1 million or 10.8 percent during 2007 due to growth in merchant, debit and credit card transaction volumes. Also contributing to the increase in other expense was $1.2 million of various fixed asset investments written off during 2007 including the unamortized cost of closed branches and future development plans for the headquarters site.

For the third quarter of 2007, noninterest expense totaled $146.9 million, a $12.8 million or 9.5 percent increase over the same period of 2006. Salary expense equaled $62.5 million during the third quarter of 2007, up $4.0 million or 6.8 percent due primarily to merit increases that were effective mid-year and associates hired in new branch offices and in support functions. Employee benefits increased $4.3 million or 38.6 percent from 2006 to 2007 due to accruals for executive post-employment benefits. Other expenses increased $2.9 million or 7.6 percent during the third quarter of 2007 when compared to the same period of 2006 primarily due to higher cardholder-related processing expenses and the costs associated with cardholder reward programs.

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

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies uncertainty in income taxes recognized by establishing a recognition threshold and a measurement attribute for the financial statement treatment of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 resulted in a reduction in the liability for unrecognized tax benefits, resulting in a $962,000 increase in the beginning balance of retained earnings.

Income tax expense amounted to $45.0 million during the nine months ended September 30, 2007, compared to $54.0 million during the same period of 2006. The 16.6 percent decrease in income tax expense was primarily the result of lower pretax earnings, and changes to the deferred tax asset valuation allowance effective in the fourth quarter of 2006. The effective tax rates for these periods were 35.3 percent and 36.7 percent, respectively. Income tax expense amounted to $11.4 million during the third quarter of 2007, compared to $18.9 million during the same period of 2006. The 39.8 percent decrease in income tax expense was primarily the result of lower pretax earnings. The effective tax rates for these periods were 33.4 percent and 36.4 percent, respectively.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

BancShares continues to exceed minimum regulatory capital standards, and the banking subsidiaries remain well-capitalized. At September 30, 2007 and 2006, the leverage capital ratios of BancShares were 9.59 percent and 9.93 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares’ Tier 1 capital ratios were 12.96 percent at September 30, 2007 and 13.64 percent at September 30, 2006. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratios were 15.30 percent at September 30, 2007 and 16.10 percent as of September 30, 2006. The minimum total capital ratio is 8 percent.

ISB’s continued de novo growth and operating losses has required BancShares to infuse significant amounts of capital into ISB to support its expanding balance sheet. BancShares infused $17.0 million into ISB during the first nine months of 2007 including $7.0 million during the third quarter. Since ISB was formed in 1997, BancShares has provided $297.0 million in capital. The cumulative loss incurred since ISB’s inception totals $32.3 million. BancShares’ prospective capacity to provide capital to support the growth and expansion of ISB is highly dependent upon FCB’s ability to return adequate capital through dividends to BancShares.

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

The most significant risk exposures are credit, interest rate and liquidity risk. Credit risk is the risk of not collecting the amount of a loan or investment when it is contractually due. Interest rate risk is the potential reduction of net interest income as a result of mismatches between maturities of interest-earning assets and interest-bearing liabilities and changes in market interest rates. Liquidity risk is the inability to adequately fund obligations to depositors, creditors or borrowers.

Credit Risk. The maintenance of excellent asset quality is one of our key performance measures. BancShares manages and monitors extensions of credit and the quality of the loan and lease portfolio through rigorous initial underwriting processes and periodic ongoing reviews. Underwriting standards reflect credit policies and procedures, and the majority of our credit decision processes are centralized. We maintain a credit review function that conducts independent risk reviews and analyses for the purpose of ensuring compliance with credit policies and to monitor asset quality trends. The independent risk reviews include portfolio analysis by geographic location and horizontal reviews across industry sectors within the banking subsidiaries. BancShares strives to identify potential credit problems as early as possible, to take charge-offs or write-downs as appropriate and to maintain adequate allowances for credit losses that are inherent in the loan and lease portfolio.

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

In recent years, we have aggressively sought opportunities to provide financial services to businesses associated with and professionals within the medical community. Due to strong growth within this segment of our loan and lease portfolio, our loans and leases to borrowers in medical, dental or related fields totaled $1.95 billion as of September 30, 2007, which represents 18.1 percent of total loans and leases outstanding, compared to $1.68 billion or 16.6 percent at September 30, 2006. Except for this single concentration, no other industry represented more than 10 percent of total loans and leases outstanding at September 30, 2007.

Nonperforming Assets. Nonperforming assets include nonaccrual loans and leases and other real estate. Other real estate includes foreclosed property as well as branch facilities that we have closed but not sold. At September 30, 2007, BancShares’ nonperforming assets amounted to $23.4 million or 0.22 percent of loans and leases plus foreclosed properties, compared to $25.1 million at September 30, 2006. Management views these levels of nonperforming assets as evidence of strong asset quality, but continues to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

Allowance for credit losses. At September 30, 2007, the allowance for credit losses totaled $140.9 million or 1.31 percent of total loans and leases, compared to 1.36 percent at September 30, 2006. The allowance for credit losses includes the allowance for loan and lease losses and the reserve for unfunded credit commitments. We continuously analyze the growth and risk characteristics of the loan and lease portfolio under current economic conditions in order to evaluate the adequacy of the allowance. Such factors as the financial condition of borrowers, fair market value of collateral and other considerations are recognized in estimating probable credit losses.

The provision for credit losses charged to operations during the first nine months of 2007 equaled $21.8 million, compared to $13.5 million during the same period of 2006. Net charge-offs during the first nine months of 2007 equaled $19.6 million compared to $11.0 million during 2006. The $8.6 million increase resulted from losses from two individually-significant relationships during the third quarter of 2007. These two losses totaled $8.1 million and were incurred within our commercial and industrial loan and lease finance portfolios. On an annualized basis, net charge-offs represent 0.25 percent of average loans and leases during the first nine months of 2007 compared to 0.15 percent in the first nine months of 2006. Table 6 provides details concerning the allowance and provision for credit losses during the past five quarters.

During the second quarter of 2007, we adopted several refinements to the methodology used to establish the allowance for loan and lease losses. Based on actual repayment history of an isolated pool of revolving mortgage loans, we determined that an adjustment to the formula used to calculate the allowance was appropriate. As a result, the allowance for revolving mortgage loans declined by $4.5 million. In addition, in reliance on credit grade migration data for commercial mortgage and commercial and industrial loans collected over a period of several years, the allowance related to these loans declined by $4.1 million. Finally, in recognition of data suggesting the banking industry has begun to experience a period of credit deterioration, we increased the amount of the unallocated allowance by approximately $2.5 million.

Summary of Loan and Lease Loss Experience and Risk Elements

Table 6

	2007			2006		Nine Months Ended September 30
(thousands, except ratios)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
						2007	2006
Allowance for credit losses at beginning of period	$136,396	$139,496	$138,646	$138,246	$137,121	$138,646	$135,770
Provision for credit losses	17,333	934	3,532	7,462	3,758	21,799	13,460
Net charge-offs:
Charge-offs	(14,099)	(4,954)	(3,980)	(8,241)	(4,189)	(23,033)	(16,175)
Recoveries	1,241	920	1,298	1,179	1,556	3,459	5,191

Net charge-offs	(12,858)	(4,034)	(2,682)	(7,062)	(2,633)	(19,574)	(10,984)

Allowance for credit losses at end of period	$140,871	$136,396	$139,496	$138,646	$138,246	$140,871	$138,246

Allowance for credit losses includes:
Allowance for loan and lease losses	$133,576	$129,276	$132,640	$132,004	$131,652	$133,576	$131,652
Liability for unfunded credit commitments	7,295	7,120	6,856	6,642	6,594	7,295	6,594

Allowance for credit losses at end of period	$140,871	$136,396	$139,496	$138,646	$138,246	$140,871	$138,246

Historical Statistics
Average loans and leases	$10,623,247	$10,360,913	$10,230,858	$10,167,157	$10,106,194	$10,406,443	$9,929,972
Loans and leases at period-end	10,763,158	10,513,041	10,262,356	10,273,043	10,160,661	10,763,158	10,160,661

Risk Elements
Nonaccrual loans and leases	$18,227	$12,458	$14,943	$14,882	$18,348	$18,227	$18,348
Other real estate	5,202	6,352	6,245	6,028	6,711	5,202	6,711

Total nonperforming assets	$23,429	$18,810	$21,188	$20,910	$25,059	$23,429	$25,059

Accruing loans and leases 90 days or more past due	$10,322	$9,289	$8,396	$5,185	$6,974	$10,322	$6,974

Ratios
Net charge-offs (annualized) to average total loans and leases	0.48%	0.16%	0.11%	0.28%	0.10%	0.25%	0.15%
Percent of total loans and leases at period-end:
Allowance for loan and lease losses	1.24	1.23	1.29	1.28	1.30	1.24	1.30
Liability for unfunded credit commitments	0.07	0.07	0.07	0.06	0.06	0.07	0.06

Allowance for credit losses	1.31	1.30	1.36	1.35	1.36	1.31	1.36

Nonperforming assets to total loans plus other real estate	0.22	0.18	0.21	0.20	0.25	0.22	0.25

During the third quarter of 2007, due to deteriorating conditions within our $44.0 million working capital finance portfolio, we increased our allowance for loan and lease losses by $2.0 million.

Management considers the resulting allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at September 30, 2007, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require the recognition of adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

During the first nine months of 2007 our exposure to interest rate risk has increased due to growing net one-year liability sensitivity. As a result, our simulations of future amounts of net interest income under both rising and declining interest rate scenarios indicate that our net interest income will vary by approximately 4 percent with net interest income increasing when rates decline and contracting when rates increase. The magnitude of the net one-year liability sensitivity is projected to continue to grow during the remainder of 2007.

Liquidity Risk. Liquidity risk results from the mismatching of asset and liability cash flows. BancShares manages this risk by structuring its balance sheet prudently and by maintaining various borrowing resources to fund potential cash needs. BancShares has historically maintained a strong focus on liquidity, and, while we have access to non-deposit borrowing sources, we prefer to fund loan demand with core bank deposits. Accordingly, generating acceptable levels of deposit growth is a continuing challenge, particularly during periods of strong loan demand. BancShares also maintains additional sources for borrowed funds through federal funds lines of credit and other borrowing facilities. At September 30, 2007, BancShares had access to $525.0 million in unfunded borrowings through its correspondent bank network. Brokered deposits have been utilized by ISB to augment its liquidity base with balances totaling $119.3 million as of September 30, 2007 compared to $100.6 million at December 31, 2006. There were no brokered deposits outstanding at September 30, 2006.

Once we have generated the needed liquidity and satisfied our loan and lease demand, residual liquidity is invested in overnight and longer-term investment products. Investment securities available for sale provide immediate liquidity as needed, although we have historically held our available-for-sale securities until maturity. In addition, investment securities held to maturity provide an ongoing liquidity source based on the scheduled maturity dates of the securities.

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

Although FCB has grown through acquisition in certain of its markets, throughout its history the majority of its expansion has been accomplished on a de novo basis. However, because of FCB’s size, market share and maturity as well as the current modest expansion of its branch network, the costs associated with de novo branching are not material to FCB’s financial performance. Since it first opened in 1997, ISB has followed a similar business model for growth and expansion. Yet, due to the magnitude of the number of branch offices that have yet to attain sufficient size for profitability, the financial results and trends of ISB are significantly affected by its current and continuing growth. Each new market ISB enters creates additional operating costs that are typically not fully offset by operating revenues until the third year after initial opening. ISB’s rapid growth into new markets and within existing markets has continued to adversely impact its financial performance.

IronStone Bank. ISB’s assets totaled $2.36 billion at September 30, 2007 compared to $2.06 billion at September 30, 2006, an increase of $299.6 million or 14.6 percent.

ISB reported a net loss of $5.2 million during the first nine months of 2007, compared to net income of $654,000 reported during 2006. Decreased earnings resulted from higher operating costs from expansion of its branch network, a significant increase in its provision for credit losses and lower net interest income.

Net interest income totaled $47.6 million for the nine month period ended September 30, 2007, a reduction of $2.4 million or 4.8 percent from the same period of 2006, the result of a 59 basis point reduction in ISB’s taxable-equivalent net yield on interest earning assets.

Noninterest expense increased $4.8 million or 8.8 percent during the first nine months of 2007 versus the same period of 2006. Occupancy expense was up $1.7 million or 17.8 percent due to continuing growth of the branch network. Employee benefit costs increased $717,000 or 17.8 percent due to higher health care costs and costs related to executive post-employment accruals.

The provision for credit losses increased $3.8 million during the first nine months of 2007 due to higher net charge-offs and provisions associated with working capital finance loans. Net charge-offs were $4.4 million during the first nine months of 2007, compared to $675,000 during the same period in 2006. On an annualized basis, the ratio of year-to-date net charge-offs to average loans and leases outstanding equaled 0.31 percent, compared to 0.05 percent in the prior year.

ISB’s noninterest income increased $1.9 million or 23.4 percent during the first nine months of 2007, primarily the result of strong growth among cardholder and merchant services income.

As its growth continues, ISB will incur incremental operating costs, particularly in the areas of personnel, occupancy and equipment. As a result of the anticipated continued expansion, a low net yield on interest-earning assets and a large provision for credit losses arising from forecasted loan and lease growth, we expect that losses will likely extend into the foreseeable future.

First Citizens Bank. FCB’s total assets increased $161.9 million from $13.44 billion at September 30, 2006 to $13.60 billion at September 30, 2007, a 1.2 percent annual growth rate. FCB generated net income of $94.5 million during the first three quarters of 2007, compared to net income of $104.2 million during 2006. The $9.7 million decrease in net income was due to higher provision for credit losses and noninterest expense and lower levels of net interest income partially offset by growth in noninterest income.

Provision for credit losses increased $4.5 million or 40.5 percent during 2007 due primarily to higher charge-offs and provisions associated with working capital finance loans. Noninterest expense increased $24.2 million or 6.9 percent due to higher personnel and occupancy costs. Due to continuing pressures that have resulted in an inverted yield curve for much of 2007, net interest income declined $3.9 million on a year-to-date basis.

CURRENT ACCOUNTING AND REGULATORY ISSUES

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies uncertainty in income taxes recognized by establishing a recognition threshold and a measurement attribute for the financial statement treatment of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 resulted in a reduction in the liability for unrecognized tax benefits, resulting in a $962,000 increase to the beginning balance of retained earnings.

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

In September 2006, the FASB issued Summary of Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (Statement 158). Statement 158 requires sponsors of defined benefit and other post-retirement plans to recognize the overfunded or underfunded status of that plan as an asset or liability in the sponsor’s statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The recognition of the funded status of the defined benefit plan and additional disclosures outlined in Statement 158 were reflected in BancShares’ December 31, 2006 consolidated financial statements as a component of comprehensive income. However, accounting standards intended that the initial adjustment to reflect the adoption of Statement 158 be recorded as an adjustment to accumulated other comprehensive income outside of comprehensive income. The disclosure in our 2007 10-K will be modified to properly report the Statement 158 adoption entry apart from comprehensive income. Statement 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, although that requirement is not effective until 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (Statement 159). Statement 159 provides an option to measure eligible items at fair value at specified election dates. Unrealized gains and losses on specific financial assets and liabilities that are designated to be carried at fair value will be recognized in earnings thereafter. The fair value option may be applied arbitrarily, is irrevocable and may only be applied to entire instruments, not to portions of instruments. The provisions of Statement 159 are effective for BancShares beginning January 1, 2008. We continue to evaluate the provisions of Statement 159.

Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the timing and rate of our expansion activity, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions particularly changes that affect our loan and lease portfolio, the abilities of our borrowers to repay their loans and leases, the values of collateral and other developments or changes in our business that we do not expect.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of September 30, 2007, BancShares’ market risk profile has not changed significantly from December 31, 2006. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. BancShares’ management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of BancShares’ disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, BancShares’ disclosure controls and procedures were effective to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act.

Changes in Internal Control over Financial Reporting. During the third quarter of 2007, management became aware of deficiencies in certain internal control procedures within the Working Capital Finance lending function. These deficiencies relate primarily to credit policy and underwriting, general ledger reconciliation, monitoring and control of reserve accounts and repurchase of delinquent receivables. Management has concluded that the aggregation of those deficiencies constitutes a significant deficiency in the design and operation of our internal control over financial reporting.

As a result of the identification of the deficiencies, during the third quarter, management instituted new processes and evaluation techniques to ensure that the assets and reserve accounts in the Working Capital Finance lending function are adequately evaluated for collectibility in a timely manner. Additional changes and enhancements in internal controls in the Working Capital Finance lending function are expected to be implemented during the fourth quarter of 2007 to further strengthen the design and operation of our system of internal control over financial reporting.

Except as described above, no change in BancShares’ internal control over financial reporting was identified during the above evaluation that occurred during the third quarter of 2007 and that has materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II

Item 1A.	Risk Factors

Along with the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. In addition to the risks described in that report and investment risks that apply in the case of any financial institution, our business, financial condition and operating results could be harmed by other risks we have not yet identified or that we may believe are immaterial or unlikely.

Item 5.	Other Information

Our wholly-owned subsidiary, First-Citizens Bank & Trust Company (FCB), has entered into a written agreement with our executive officer Frank B. Holding. The new agreement supersedes and replaces a similar agreement that previously was in effect with Mr. Holding and reflects an increase in the amount of payments provided for in the previous agreement, as well as revisions to update other terms.

Under the new agreement between FCB and Mr. Holding, FCB will make monthly payments of $39,489 following his separation from service on January 1, 2011, or on a later date elected by him at least 12 months prior to his original separation from service date. In return for those payments, Mr. Holding has agreed to provide limited consulting services to, and not to “compete” (as defined in the agreements) against FCB during the payment period. If Mr. Holding dies while employed by FCB, or before all payments have been made following separation from service, remaining payments under his agreement will be made to his designated beneficiary or estate. If Mr. Holding’s employment is terminated for any reason other than separation from service at an agreed upon age or death, the agreement also will terminate and no payments will be made. FCB may terminate Mr. Holding’s agreement for any reason without obligation at any time prior to his separation from service at an agreed upon age or death.

The agreement was approved by FCB’s Board of Directors following the review and favorable recommendation of the joint Compensation Committee of our and FCB’s Board of Directors.

Item 6.	Exhibits

10.1	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Lewis R. Holding

10.2	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Frank B. Holding

10.3	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and James B. Hyler

10.4	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Carol B. Yochem

10.5	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Frank B. Holding, Jr.

10.6	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Hope H. Connell

10.7	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s IronStone Bank and James M. Parker

10.8	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Kenneth A. Black

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2007	FIRST CITIZENS BANCSHARES, INC.
(Registrant)

	By:	/s/ Kenneth A. Black
Kenneth A. Black
Vice President, Treasurer and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit Description
10.1	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Lewis R. Holding (filed herewith)

10.2	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Frank B. Holding (filed herewith)

10.3	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and James B. Hyler (filed herewith)

10.4	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Carol B. Yochem (filed herewith)

10.5	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Frank B. Holding, Jr. (filed herewith)

10.6	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Hope H. Connell (filed herewith)

10.7	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s IronStone Bank and James M. Parker (filed herewith)

10.8	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Kenneth A. Black (filed herewith)

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)