Form 10-K
period 2007-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2008-02-28
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $985,718,225.

On February 28, 2008, there were 8,756,778 outstanding shares of the Registrant’s Class A Common Stock and 1,677,675 outstanding shares of the Registrant’s Class B Common Stock.

Portions of the Registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated in Part III of this report.

CROSS REFERENCE INDEX

			Page
PART 1	Item 1	Business	3
	Item 1A	Risk Factors	6
	Item 1B	Unresolved Staff Comments	None
	Item 2	Properties	6
	Item 3	Legal Proceedings	34-35
	Item 4	Submission of Matters to a Vote of Security Holders	None
PART II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6
	Item 6	Selected Financial Data	10
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-36
	Item 7A	Quantitative and Qualitative Disclosures about Market Risk	28-29
	Item 8	Financial Statements and Supplementary Data
		Report of Independent Registered Public Accounting Firm	37
		Management’s Annual Report on Internal Control over Financial Reporting	38
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	39
		Consolidated Balance Sheets at December 31, 2007 and 2006	40
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2007	41
		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2007	42
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2007	43
		Notes to Consolidated Financial Statements	44-66
		Quarterly Financial Summary for 2007 and 2006	32
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	7
	Item 9B	Other Information	None
PART III	Item 10	Directors and Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions and Director Independence	*
	Item 14	Principal Accounting Fees and Services	*
PART IV	Item 15	Exhibits, Financial Statement Schedules
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.

*	Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Code of Ethics,’ ‘Committees of our Board—General,’ and ‘—Audit and Compliance Committee’, ‘Executive Officers’ and ‘Section 16(a) Beneficial Ownership Reporting Compliance’ from the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders (2008 Proxy Statement) .

Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Compensation Discussion and Analysis,’ ‘Compensation Committee Report,’ ‘Executive Compensation,’ and ‘Director Compensation,’ of the 2008 Proxy Statement.

Information required by Item 12 is incorporated herein by reference to the information that appears under the heading ‘Beneficial Ownership of Our Common Stock’ of the 2008 Proxy Statement.

Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2008 Proxy Statement.

Information required by Item 14 is incorporated by reference to the information that appears under the caption ‘Services and Fees During 2007 and 2006’ of the 2008 Proxy Statement.

Business

First Citizens BancShares, Inc. (BancShares) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (First Citizens Bank or FCB), its banking subsidiary. FCB opened in 1898 as the Bank of Smithfield, Smithfield, North Carolina, and through a series of mergers and name changes, it later became First-Citizens Bank & Trust Company. As of December 31, 2007, FCB operated 340 offices in North Carolina, Virginia, West Virginia, Maryland and Tennessee.

On April 28, 1997, BancShares launched Atlantic States Bank (ASB), a federally chartered thrift institution. During 2004, ASB changed its name to IronStone Bank (ISB). ISB branches were initially concentrated within the metropolitan Atlanta, Georgia market. In 1999, ISB expanded its presence into Florida, focusing initially on selected markets in southwest Florida. The targeted market areas within Florida now include Jacksonville, West Palm Beach and Fort Lauderdale.

During 2002, ISB continued its expansion into high-growth markets by opening offices in Austin, Texas. During 2003, ISB opened offices in Scottsdale, Arizona, the San Diego, Newport Beach and LaJolla communities in Southern California and Sacramento in Northern California. ISB continued its expansion in 2004 and 2005 by opening branch facilities in Denver, Colorado; Albuquerque, New Mexico; Santa Fe, New Mexico; Portland, Oregon; and Seattle, Washington. These markets were selected based on their strong anticipated economic growth rates and the desire to bring a bank with a focus on customer service in these communities. At December 31, 2007, ISB had 56 offices. During 2006, ISB received approval to expand into Houston, Texas. During 2007, ISB received regulatory approval to open branch offices in Dallas, Texas; Oklahoma City, Oklahoma; Kansas City, Missouri; and Kansas City, Kansas.

BancShares’ executive offices are located at 4300 Six Forks Road, Raleigh, North Carolina 27609, and its telephone number is (919) 716-7000. Although BancShares does not maintain a dedicated website, information regarding BancShares is available at FCB’s website, www.firstcitizens.com. At December 31, 2007, BancShares and its subsidiaries employed a full-time staff of 4,014 and a part-time staff of 767 for a total of 4,781 employees.

BancShares’ subsidiary banks seek to meet the needs of both consumers and commercial entities in their respective market areas. These services, offered at most offices, include taking of deposits, cashing of checks, and providing for individual and commercial cash needs; numerous checking and savings plans; commercial, business and consumer lending; a full-service trust department; and other activities incidental to commercial banking. First Citizens Investor Services, Inc. (FCIS) and IronStone Securities (ISS) provide various investment products, including annuities, discount brokerage services and third-party mutual funds to customers. Various other subsidiaries are not material to BancShares’ consolidated financial position or to consolidated net income.

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

The various regulatory authorities supervise all areas of the banking subsidiaries, including their reserves, loans, mergers, the payment of dividends, various compliance matters and other aspects of their operations. The regulators conduct regular examinations, and the banking subsidiaries must furnish periodic reports to their regulators containing detailed financial and other information regarding their affairs.

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

FCIS and ISS are registered broker-dealers and investment advisers. Broker-dealer activities are subject to regulation by the Financial Industry Regulatory Authority (FINRA), a self-regulatory organization to which the Securities and Exchange Commission (SEC) has delegated regulatory authority for broker-dealers, as well as by the state securities authorities of the various states in which FCIS and ISS operate. Investment advisory activities are subject to direct regulation by the SEC, and investment advisory representatives must register with the state securities authorities of the various states in which they operate.

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

Risk Factors

Certain risk factors that we believe apply to our business and to an investment in our common stock are described below. In addition to those risk factors and investment risks that apply to any financial institution, our business, financial condition and operating results could be harmed by other risks, including risks we have not yet identified or that we may currently believe are immaterial or unlikely.

As a publicly-traded security, the value of our stock moves up and down based on trends or market expectations that may affect a broad range of equity investments, specific industries, or individual securities. These movements may result from external disclosures about various topics, such as economic growth, interest rates, employment or inflation.

Movements in our stock price may also result from our own activities, by our earnings or by changes in strategies or management. In conjunction with our investment in ISB, we have entered new markets that are not adjacent to our existing footprint. Losses generated by ISB as it continues its de novo growth have adversely impacted net income. In addition to the impact on net income, the geographic dispersion of these markets represents additional shareholder risk.

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

Properties

As of December 31, 2007, BancShares’ subsidiary financial institutions operated branch offices at 396 locations in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Florida, Georgia, Texas, Arizona, California, New Mexico, Colorado, Oregon and Washington. BancShares owns many of the buildings and leases other facilities from third parties. In early 2007, ISB announced plans to expand into four new markets: Dallas, Texas; Oklahoma City, Oklahoma; Kansas City, Missouri; and Kansas City, Kansas.

Additional information relating to premises, equipment and lease commitments is set forth in Note E of BancShares’ consolidated financial statements.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BancShares’ Class A and Class B common stock is traded in the over-the-counter market, and the Class A common stock is listed on the NASDAQ Global Select Market under the symbol FCNCA. The Class B common stock is quoted on the OTC Bulletin Board under the symbol FCNCB. As of December 31, 2007, there were 2,122 holders of record of the Class A common stock, and 391 holders of record of the Class B common stock.

The per share cash dividends declared by BancShares and the high and low sales prices for each quarterly period during 2007 and 2006 are set forth in Table 17 under the caption ‘Per Share of Stock’ of this report. A cash dividend of 27.5 cents per share was declared by the Board of Directors on January 28, 2008, payable April 7, 2008, to holders of record as of March 17, 2008. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. BancShares’ principal source of liquidity for payment of shareholder dividends is the dividend it receives from FCB. FCB is subject to various requirements under federal and state banking laws that restrict the payment of dividends and its ability to lend to BancShares. Subject to the foregoing, it is currently management’s expectation that comparable cash dividends will continue to be paid in the future.

During the fourth quarter of 2007, BancShares did not issue, sell or repurchase any Class A or Class B common stock.

The following graph compares the cumulative total shareholder return (CTSR) of our Class A common stock during the previous five years with the CTSR over the same measurement period of the Nasdaq-U.S. index and the Nasdaq Banks index. Each trend line assumes that $100 was invested on December 31, 2002, and that dividends were reinvested for additional shares.

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

Management’s Annual Report on Internal Control Over Financial Reporting is included on page 38 of this Report. The report of BancShares’ independent accountants regarding BancShares’ internal control over financial reporting is included on page 39 of this Report.

As previously reported, during the third quarter of 2007, we identified a significant deficiency in the design and operation of our internal controls over financial reporting in our Working Capital Finance lending function. As a result of changes and enhancements in internal controls within the Working Capital Finance lending function, no significant deficiency existed as of December 31, 2007. Except for the changes made within the Working Capital Finance lending group, no change in BancShares’ internal control over financial reporting was identified during the evaluation that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably like to materially affect, BancShares’ internal control over financial reporting.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and related financial data should be read in conjunction with the audited consolidated financial statements and related footnotes of First Citizens BancShares, Inc. (BancShares), presented on pages 37 through 66 of this report. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2007, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

OVERVIEW

BancShares is a financial holding company headquartered in Raleigh, North Carolina that offers full-service banking through two wholly-owned banking subsidiaries, First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and IronStone Bank (ISB), a federally-chartered thrift institution. FCB operates branches in North Carolina, Virginia, Maryland, Tennessee and West Virginia. ISB operates branches in Florida, Georgia, Texas, New Mexico, Arizona, California, Colorado, Oregon and Washington. ISB also operates a loan production office in Missouri and plans to open similar offices in Kansas and Oklahoma in early 2008. Beyond the traditional branch network, we offer customer access through telephone and online banking and our extensive ATM network.

BancShares’ earnings and cash flows are primarily derived from the commercial banking activities conducted by its banking subsidiaries. We offer commercial and consumer loans, deposit and cash management products, cardholder, merchant, wealth management services as well as various other products and services typically offered by commercial banks. FCB and ISB gather interest-bearing and noninterest-bearing deposits from retail and commercial customers. BancShares and its subsidiaries also secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets such as loans and leases, investment securities and overnight investments. We also invest in the bank premises, furniture and equipment used to conduct the subsidiaries’ commercial banking business.

Various external factors influence customer demand for our loan and deposit products. In an effort to control the rate of economic growth and inflation, monetary actions by the Federal Reserve are significant to the business environment in which we operate. During 2007, the Federal Reserve decreased the discount rate and the federal funds rate by 100 basis points, compared to increases totaling 100 basis points during 2006, movements that triggered corresponding adjustments to the prime rate. During early 2008, in response to significant world-wide market turbulence and economic weakness, the Federal Reserve further reduced the discount rate and Federal funds rate by 125 basis points, again prompting reductions in the prime rate. Interest rate decisions by the Federal Reserve have a significant impact on the pricing of and demand for loan, deposit and cash management products.

The general strength of the economy also influences the quality and collectibility of our loan and lease portfolio. External economic indicators such as consumer bankruptcy rates and business debt service capacity closely follow trends in the economic cycle. Demand for our deposit and cash management products is also dependent on the current and anticipated volatility of alternative investment markets.

Although we are unable to control the external factors that influence our business, by managing our liquidity and interest rate exposures and by closely monitoring asset quality, we seek to minimize the potentially adverse risks of unforeseen and unfavorable economic trends and take advantage of favorable economic conditions when appropriate.

Financial institutions frequently focus their strategic and operating emphasis on maximizing profitability and therefore measure their relative success by reference to profitability measures such as return on average assets or return on average shareholders’ equity. BancShares’ return on average assets and return on average equity have historically compared unfavorably to the returns of similar-sized financial holding companies. Instead, we have placed primary emphasis upon asset quality, balance sheet liquidity and capital conservation, even when those priorities may be detrimental to short-term profitability.

Based on our competitive position and strategic focus within the financial services industry, we believe opportunities for significant long-term growth and expansion exist. We operate in diverse and growing geographic markets and believe that by offering competitive products and superior customer service, we can increase our business volumes and profitability. We continue to concentrate our marketing efforts on business owners, medical and other professionals and financially active individuals. We seek to increase fee income in areas such as wealth management, cardholder and merchant services, insurance and cash management. Leveraging on our investments in technology, we also focus on opportunities to generate income by providing various processing services to other banks.

We attempt to mitigate certain of the risks that can endanger our profitability and growth prospects. While we are attentive to all areas of risk, economic risk is especially problematic due to the potential for material financial impact and our lack of control over the various risks including recession, rapid movements in interest rates, changes in the yield curve and significant shifts in inflationary expectations.

PERFORMANCE SUMMARY

BancShares reported net income of $108.6 million during 2007, compared to $126.5 million in 2006. Net income for 2007 declined 14.1 percent when compared to 2006. Return on average assets was 0.68 percent for 2007 compared to 0.83 percent for 2006. Return on average shareholders’ equity was 7.92 percent and 10.19 percent for 2007 and 2006, respectively. Net income per share for 2007 totaled $10.41, compared to $12.12 for 2006.

Significant items contributing to the $17.9 million decrease in net income during 2007 included higher levels of noninterest expense and provision for credit losses, partially offset by higher noninterest income. Net interest income during 2007 increased only $3.8 million, or 0.8 percent versus 2006. Although average interest-earning assets grew by $654.9 million or 4.8 percent during 2007, the combined impact of a flat yield curve and highly competitive loan and deposit pricing caused the taxable-equivalent net yield on interest-earning assets to decline 13 basis points to 3.41 percent during 2007, when compared to 2006.

During 2007 average interest-earning assets grew by $654.9 million or 4.8 percent, with such growth funded through a $621.0 million or 5.5 percent increase in average interest-bearing liabilities. Loan growth was moderate at $523.8 million or 5.2 percent. Short-term borrowings increased $373.0 million due to strong growth in cash management. Average interest-bearing deposits increased $292.5 million due to growth in time deposits and money market accounts.

The provision for credit losses increased $12.7 million or 60.6 percent during 2007. Net charge-offs for 2007 totaled $28.0 million, compared to $18.0 million recorded during the same period of 2006. Net charge-offs as a percentage of average loans and leases equaled 0.27 percent and 0.18 percent respectively for 2007 and 2006. Nonperforming assets equaled 0.18 percent of total loans and leases and other real estate as of December 31, 2007, down from 0.20 percent as of December 31, 2006.

Noninterest income increased $24.1 million or 8.9 percent during 2007. Cardholder and merchant services income and income from wealth advisory services continued to display robust growth trends during 2007. Service charges on deposit accounts increased $5.3 million or 7.3 percent in 2007, reversing a two-year decline.

Noninterest expense increased $43.6 million or 8.2 percent during 2007. Much of the increase resulted from continued growth and expansion of the branch network.

Table 2 details business combinations during 2007, 2006 and 2005. During 2007 and 2006, BancShares sold three entities—two insurance companies and a transaction processing company. The 2005 branch acquisition was accounted for as a purchase, with the results of operations included with BancShares’ consolidated financial statements since the respective acquisition date. No material purchase transactions occurred during the three-year period presented.

Table 1

FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

	2007	2006	2005	2004	2003
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$904,056	$830,315	$669,540	$524,013	$512,857
Interest expense	423,714	353,737	218,151	133,826	148,537

Net interest income	480,342	476,578	451,389	390,187	364,320
Provision for credit losses	33,594	20,922	33,514	34,690	24,617

Net interest income after provision for credit losses	446,748	455,656	417,875	355,497	339,703
Noninterest income	295,470	271,367	257,666	245,884	237,725
Noninterest expense	574,664	531,077	496,871	477,186	460,827

Income before income taxes	167,554	195,946	178,670	124,195	116,601
Income taxes	58,937	69,455	65,808	49,352	41,414

Net income	$108,617	$126,491	$112,862	$74,843	$75,187

Net interest income, taxable equivalent	$488,019	$482,927	$455,687	$392,242	$366,381

SELECTED AVERAGE BALANCES
Total assets	$15,919,222	$15,240,327	$13,905,260	$12,856,102	$12,245,840
Investment securities	3,144,052	3,028,384	2,533,161	2,157,367	2,585,376
Loans and leases	10,513,599	9,989,757	9,375,249	8,901,628	7,893,621
Interest-earning assets	14,292,322	13,637,388	12,503,877	11,493,005	10,939,526
Deposits	12,659,236	12,452,955	11,714,569	10,961,380	10,433,781
Interest-bearing liabilities	11,883,421	11,262,423	10,113,999	9,327,436	9,163,960
Long-term obligations	405,758	450,272	353,885	287,333	255,379
Shareholders’ equity	$1,370,617	$1,241,254	$1,131,066	$1,053,860	$996,578
Shares outstanding	10,434,453	10,434,453	10,434,453	10,435,247	10,452,523

SELECTED PERIOD-END BALANCES
Total assets	$16,212,107	$15,729,697	$14,639,392	$13,265,711	$12,566,961
Investment securities	3,236,835	3,221,048	2,929,516	2,125,524	2,469,447
Loans and leases	10,963,904	10,273,043	9,656,230	9,364,822	8,333,073
Interest-earning assets	14,466,948	13,842,688	13,066,758	11,874,089	11,096,925
Deposits	12,928,544	12,743,324	12,173,858	11,350,798	10,711,332
Interest-bearing liabilities	12,118,967	11,612,372	10,745,696	9,641,368	9,251,903
Long-term obligations	404,392	401,198	408,987	285,943	289,277
Shareholders’ equity	$1,441,208	$1,310,819	$1,181,059	$1,086,310	$1,029,305
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,436,345

PROFITABILITY RATIOS (averages)
Rate of return on:
Total assets	0.68%	0.83%	0.81%	0.58%	0.61%
Shareholders’ equity	7.92	10.19	9.98	7.10	7.54
Dividend payout ratio	10.57	9.08	10.17	15.34	15.30

LIQUIDITY AND CAPITAL RATIOS (averages)
Loans and leases to deposits	83.05%	80.22%	80.03%	81.21%	75.65%
Shareholders’ equity to total assets	8.61	8.14	8.13	8.20	8.14
Time certificates of $100,000 or more to total deposits	17.33	15.34	12.57	11.05	10.33

PER SHARE OF STOCK
Net income	$10.41	$12.12	$10.82	$7.17	$7.19
Cash dividends	1.10	1.10	1.10	1.10	1.10
Market price at December 31 (Class A)	145.85	202.64	174.42	148.25	120.50
Book value at December 31	138.12	125.62	113.19	104.11	98.63
Tangible book value at December 31	127.72	115.02	102.35	93.12	87.56

Table 2

BUSINESS COMBINATIONS

Year	Description of transaction	Total Loans	Total Deposits
		(thousands)
2007	Sale of American Guaranty Insurance Company, a property and casualty insurance company	$—	$—
2007	Sale of Triangle Life Insurance Company, an accident and life insurance company	—	—
2006	Sale of T-TECH, Inc., a payments processing company	—	—
2006	Sale of one branch by FCB	(36)	(20,553)
2005	Purchase of one branch by FCB	11	20,957

CRITICAL ACCOUNTING POLICIES

Information included in our audited financial statements and management’s discussion and analysis is derived from our accounting records, which are maintained in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. While much of the information is definitive, certain accounting issues are highly dependent upon estimates and assumptions made by management. An understanding of these estimates and assumptions is vital to understanding BancShares’ financial statements. Critical accounting policies are those policies that are most important to the determination of our financial condition and results of operations or that require management to make assumptions and estimates that are subjective or complex.

We periodically evaluate our critical accounting policies, including those related to the allowance for credit losses, pension plan assumptions and income taxes. While we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or outcomes.

Allowance for credit losses.    The allowance for credit losses, which consists of the allowance for loan and lease losses and the liability for unfunded credit commitments, reflects the estimated losses resulting from the inability of our customers to make required payments. The allowance for credit losses reflects management’s evaluation of the risk characteristics of the loan and lease portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in our opinion, deserve current recognition in estimating possible loan and lease losses. Our evaluation process is based on historical evidence and current trends among delinquencies, defaults and nonperforming assets.

Management considers the established allowance adequate to absorb losses that relate to loans and leases as well as unfunded loan commitments outstanding at December 31, 2007, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. These agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additions to the allowance may be required.

Pension plan assumptions.    BancShares offers a defined benefit pension plan to qualifying employees. The calculation of the obligation, future plan asset value, funded status and related pension expense under the pension plan requires the use of actuarial valuation methods and assumptions. The valuations and assumptions used to determine the future value of pension plan assets and liabilities are subject to management judgment and may differ significantly depending upon the assumption used. The discount rate used to estimate the present value of the benefits to be paid under the pension plan reflects the interest rate that could be obtained for a suitable investment used to fund the obligations. The assumed discount rate equaled 6.25 percent at December 31, 2007, compared to 5.75 percent at December 31, 2006 due to changes in market interest rates. Assuming other variables remain unchanged, an increase in the assumed discount rate would reduce the calculated benefit obligations, which would result in reduced expense. Conversely, a reduction in the assumed discount rate would cause an increase in obligations, thereby resulting in higher employee benefits expense.

We also estimate a long-term rate of return on pension plan assets that is used to calculate the value of plan assets over time. We consider such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plan assets and projections of future returns on various asset classes. Based on these factors, we estimated the expected long-term return on plan assets to be 8.50 percent for 2007 and 2006. Assuming other variables remain unchanged, an increase in the long-term rate of return on plan assets reduces pension expense.

The assumed rate of future compensation increases is reviewed annually based on actual experience and future salary expectations. The compensation increase assumption was 4.25 percent during 2007 and 2006. Assuming other variables remain unchanged, a reduction in the rate of future compensation increases results in lower pension expense.

Income taxes. Management estimates income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the amount of assets and liabilities reported in the consolidated financial statements and their respective tax bases. In estimating the liabilities and related expense related to income taxes, management assesses the relative merits and risks of various tax positions considering statutory, judicial and regulatory guidance. Because of the complexity of tax laws and regulations, interpretation is difficult and subject to differing judgments.

Changes in the estimate of income tax liabilities occur periodically due to changes in actual or estimated future tax rates and projections of taxable income, interpretations of tax laws, the complexities of multi-state income tax reporting, the status of examinations being conducted by various taxing authorities and the impact of newly enacted legislation or guidance as well as income tax accounting pronouncements.

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier investments typically carry a higher interest rate, but expose the investor to potentially higher levels of default.

We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. That focus on asset quality also influences our investment securities portfolio. At December 31, 2007, United States Treasury and government agency securities represented 97.8 percent of our investment securities portfolio. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.

Changes in our interest-earning assets reflect the impact of liquidity generated by deposits and short-term borrowings, the majority of which arises from various cash management products. The size of the investment securities portfolio changes based on trends among loans, deposits and short-term borrowings. When demand for deposit and cash management products exceeds loan and lease demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow overnight investments to decline and use proceeds from maturing securities to fund loan demand.

Interest-earning assets averaged $14.29 billion during 2007, an increase of $654.9 million or 4.8 percent over 2006 levels, compared to a $1.13 billion or 9.1 percent increase in 2006 over 2005 levels. The increase among interest-earning assets during 2007 and 2006 resulted from growth in loans, leases and investment securities.

Loans and leases.    As of December 31, 2007, loans and leases outstanding equaled $10.96 billion, a 6.7 percent increase over the December 31, 2006 balance of $10.27 billion. The $690.9 million increase in loans and leases during 2007 resulted from growth among commercial mortgage, commercial and industrial and revolving mortgage loans. FCB loans and leases increased $489.1 million or 5.8 percent, while ISB loans and leases increased $201.8 million or 10.8 percent during 2007. Loan balances for the last five years are presented in Table 3.

Loans secured by real estate totaled $7.46 billion at December 31, 2007, compared to $7.03 billion at December 31, 2006. Loans secured by commercial mortgages totaled $3.98 billion at December 31, 2007, a $256.7 million or 6.9 percent increase from December 31, 2006. Although we continued to see adequate growth in commercial mortgage lending during 2007, competition for high quality commercial mortgage loans remains strong. In 2006 commercial mortgage loans increased 5.9 percent over 2005. The sustained growth reflects our continued focus on small business customers, particularly among medical-related and other professional customers targeted by our banking subsidiaries. As a percentage of total loans and leases, commercial mortgage loans represent 36.3 percent at December 31, 2007 and December 31, 2006. A large percentage of our commercial mortgage portfolio is secured by owner-occupied facilities, rather than investment property. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At December 31, 2007, revolving loans secured by real estate totaled $1.49 billion, compared to $1.33 billion at December 31, 2006. The $168.0 million or 12.7 percent increase in revolving mortgage loans in 2007 reflects favorable results from competitive enhancements made to our home equity line of credit product in early 2007 to allow us to attract new, financially-active business and retail customers. At December 31, 2007, revolving mortgage loans represented 13.6 percent of gross loans and leases, compared to 12.9 percent at December 31, 2006.

Commercial and industrial loans equaled $1.71 billion at December 31, 2007, compared to $1.53 billion at December 31, 2006. Commercial and industrial loans realized growth of $180.6 million or 11.8 percent during 2007 following an increase of $320.2 million or 26.5 percent from 2005 to 2006. Growth among these loans in 2007 results from continuing focus on business owners and medical professionals and new opportunities arising from our geographic expansion. Commercial and industrial loans represented 15.6 percent and 14.9 percent of loans and leases, respectively, as of December 31, 2007 and 2006.

Consumer loans not secured by real estate experienced little growth during 2007, totaling $1.37 billion at December 31, 2007, an increase of $7.7 million from the prior year. This compares to an increase during 2006 of $41.6 million or 3.2 percent. At December 31, 2007 and 2006, consumer loans not secured by real estate represented 12.5 percent and 13.2 percent of the total portfolio, respectively.

We anticipate moderate levels of growth in commercial mortgage and commercial and industrial loans in 2008. Our growth and expansion in new markets will favorably influence aggregate loan and lease demand among our business customers. However, projected economic instability will likely curb customer demand for loans and lender support for increased debt levels. All growth projections are therefore subject to change due to further economic deterioration or improvement and other external factors.

Table 3

LOANS AND LEASES

	December 31
	2007	2006	2005	2004	2003
	(thousands)
Real estate:
Construction and land development	$810,818	$783,680	$766,945	$588,092	$509,578
Commercial mortgage	3,982,496	3,725,752	3,518,563	3,279,729	2,654,414
Residential mortgage	1,029,030	1,025,235	1,016,677	979,663	929,096
Revolving mortgage	1,494,431	1,326,403	1,368,729	1,714,032	1,598,603
Other mortgage	145,552	165,223	172,712	171,700	173,489

Total real estate loans	7,462,327	7,026,293	6,843,626	6,733,216	5,865,180
Commercial and industrial	1,707,394	1,526,818	1,206,585	980,164	935,514
Consumer	1,368,228	1,360,524	1,318,971	1,397,820	1,303,718
Lease financing	340,601	294,366	233,499	192,164	160,390
Other	85,354	65,042	53,549	61,458	68,271

Total loans and leases	10,963,904	10,273,043	9,656,230	9,364,822	8,333,073
Less allowance for loan and lease losses	136,974	132,004	128,847	123,861	112,304

Net loans and leases	$10,826,930	$10,141,039	$9,527,383	$9,240,961	$8,220,769

There were no foreign loans or leases in any period.

Investment securities. Investment securities available for sale at December 31, 2007 and 2006 totaled $3.23 billion and $3.00 billion, respectively, a $227.4 million increase. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive income, net of deferred taxes.

Investment securities held to maturity totaled $7.6 million and $219.2 million, respectively, at December 31, 2007 and 2006. The $211.6 million reduction in investment securities held to maturity during 2007 resulted from scheduled maturities and the designation of all newly-purchased securities as available-for-sale. Securities that are classified as held-to-maturity reflect BancShares’ ability and positive intent to hold those investments until maturity.

Table 4 presents detailed information relating to the investment securities portfolio.

Income on interest-earning assets. Interest income amounted to $904.1 million during 2007, a $73.7 million or 8.9 percent increase from 2006, compared to a $160.8 million or 24.0 percent increase from 2005 to 2006. The increase in interest income during 2007 resulted from higher asset yields and growth in interest-earning assets.

Table 5 analyzes interest-earning assets and interest-bearing liabilities for the five years ending December 31, 2007. To assess the impact of the tax-exempt status of income earned on certain loans, leases and investment securities, Table 5 is prepared on a taxable-equivalent basis. The taxable-equivalent yield on interest-earning assets was 6.38 percent during 2007, a 24 basis point increase from the 6.14 percent reported in 2006. The taxable-equivalent yield on interest-earning assets equaled 5.39 percent in 2005.

The taxable-equivalent yield on the loan and lease portfolio increased marginally from 6.86 percent in 2006 to 6.94 percent in 2007. The combination of the 8 basis point yield increase, and the $523.8 million or 5.2 percent growth in average loans and leases contributed to an increase in loan interest income of $44.2 million or 6.5 percent over 2006. This followed an increase of $109.0 million or 19.0 percent in loan interest income in 2006 over 2005, the combined result of a $614.5 million increase in average loans and leases and a 72 basis point yield increase. The higher yield during 2006 reflects the impact of Federal Reserve actions to increase market interest rates.

Table 4

INVESTMENT SECURITIES

	December 31
	2007				2006		2005
	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Cost	Fair Value
	(thousands, except maturity and yield information)
Investment securities available for sale:
U. S. Government:
Within one year	$1,667,530	$1,675,309	0/6	4.83%	$1,514,194	$1,503,970	$1,159,556	$1,140,602
One to five years	1,377,766	1,399,482	1/7	4.55	1,367,029	1,363,571	1,055,472	1,044,913
Five to ten years	6,435	6,419	5/7	4.88	6,337	6,095	115	109
Over ten years	78,012	77,632	26/11	5.47	53,250	52,054	29,721	29,097

Total	3,129,743	3,158,842	1/8	4.72	2,940,810	2,925,690	2,244,864	2,214,721

State, county and municipal:
Within one year	709	708	0/4	3.86	875	873	954	947
One to five years	2,246	2,236	2/3	4.11	2,734	2,696	3,013	2,977
Five to ten years	356	363	5/3	4.95	470	477	1,115	1,110
Over ten years	66	65	21/0	4.44	211	211	145	145

Total	3,377	3,372	2/6	4.15	4,290	4,257	5,227	5,179

Other:
Within one year	—	—			—	—	—	—
One to five years	—	—			—	—	—	—
Five to ten years	—	—			—	—	—	—
Over ten years	7,771	9,390	10/4	11.08	10,173	10,240	11,902	11,902

Total	7,771	9,390	10/4	11.08	10,173	10,240	11,902	11,902

Equity securities	33,614	57,637			35,171	61,703	34,409	61,218

Total investment securities available for sale	3,174,505	3,229,241			2,990,444	3,001,890	2,296,402	2,293,020

Investment securities held to maturity:
U. S. Government:
Within one year	—	—			210,232	209,296	416,172	413,289
One to five years	—	—			3	3	209,207	207,234
Five to ten years	5,563	5,612	9/3	5.53	46	46	—	—
Over ten years	197	231	19/6	6.30	7,049	7,031	9,294	9,385

Total	5,760	5,843	9/8	5.56	217,330	216,376	634,673	629,908

State, county and municipal:
Within one year	—	—			—	—	—	—
One to five years	149	153	1/4	5.88	148	154	147	155
Five to ten years	—	—			—	—	—	—
Over ten years	1,435	1,530	10/4	6.02	1,430	1,553	1,426	1,563

Total	1,584	1,683	9/6	6.01	1,578	1,707	1,573	1,718

Other:
Within one year	250	250	0/7	3.25	—	—	—	—
One to five years	—	—			250	250	250	250
Five to ten years	—	—			—	—	—	—

Total	250	250	0/7	—	250	250	250	250

Total investment securities held to maturity	7,594	7,776	9/4	5.58	219,158	218,333	636,496	631,876

Total investment securities	$3,182,099	$3,237,017			$3,209,602	$3,220,223	$2,932,898	$2,924,896

The average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income taxes and 6.90% for state income taxes for all periods.

Table 5

AVERAGE BALANCE SHEETS

	2007			2006
	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
	(dollars in thousands, taxable equivalent)
Assets
Loans and leases	$10,513,599	$729,635	6.94%	$9,989,757	$685,114	6.86%
Investment securities:
U.S. Government	3,068,477	146,483	4.77	2,949,201	116,969	3.97
State, county and municipal	5,321	346	6.50	6,174	374	6.06
Other	70,254	3,100	4.41	73,009	3,304	4.53

Total investment securities	3,144,052	149,929	4.77	3,028,384	120,647	3.98
Overnight investments	634,671	32,169	5.07	619,247	30,903	4.99

Total interest-earning assets	14,292,322	$911,733	6.38%	13,637,388	$836,664	6.14%
Cash and due from banks	705,864			757,428
Premises and equipment	735,465			669,748
Allowance for loan and lease losses	(132,530)			(131,077)
Other assets	318,101			306,840

Total assets	$15,919,222			$15,240,327

Liabilities and shareholders’ equity
Interest-bearing deposits:
Checking With Interest	$1,431,085	$1,971	0.14%	$1,522,439	$1,875	0.12%
Savings	573,286	1,235	0.22	649,619	1,382	0.21
Money market accounts	2,835,255	94,541	3.33	2,691,292	79,522	2.95
Time deposits	5,283,782	243,489	4.61	4,967,591	197,399	3.97

Total interest-bearing deposits	10,123,408	341,236	3.37	9,830,941	280,178	2.85
Short-term borrowings	1,354,255	55,126	4.07	981,210	41,431	4.22
Long-term obligations	405,758	27,352	6.74	450,272	32,128	7.14

Total interest-bearing liabilities	11,883,421	$423,714	3.57%	11,262,423	$353,737	3.14%
Demand deposits	2,535,828			2,622,014
Other liabilities	129,356			114,636
Shareholders’ equity	1,370,617			1,241,254

Total liabilities and shareholders’ equity	$15,919,222			$15,240,327

Interest rate spread			2.81%			3.00%
Net interest income and net yield on interest-earning assets		$488,019	3.41%		$482,927	3.54%

Loans and leases include nonaccrual loans. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35.0% and a state income tax rate of 6.9% for all periods. Loan fees, which are not material for any period shown, are included in the yield calculation.

Interest income earned on the investment securities portfolio amounted to $144.3 million and $116.0 million during 2007 and 2006. The taxable-equivalent yield on the investment securities portfolio was 4.77 percent and 3.98 percent, respectively, for 2007 and 2006. The $28.3 million increase in investment interest income during 2007 reflected the 79 basis points increase in the taxable-equivalent yield and a $115.7 million increase in average investment securities. The $40.1 million increase in interest income earned on investment securities during 2006 resulted from an 87 basis point increase in the taxable-equivalent yield and a $495.2 million increase in average investment securities.

Table 5

AVERAGE BALANCE SHEETS (continued)

2005			2004			2003
Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
(dollars in thousands, taxable equivalent)

$9,375,249	$575,735	6.14%	$8,901,628	$470,325	5.28%	$7,893,621	$448,019	5.68%

2,463,545	76,267	3.10	2,096,869	48,304	2.30	2,525,007	60,318	2.39
7,238	404	5.58	8,667	424	4.89	5,151	277	5.38
62,378	2,224	3.57	51,831	1,137	2.19	55,218	1,345	2.44

2,533,161	78,895	3.11	2,157,367	49,865	2.31	2,585,376	61,940	2.40
595,467	19,208	3.23	434,010	5,878	1.35	460,529	4,959	1.08

12,503,877	$673,838	5.39%	11,493,005	$526,068	4.58%	10,939,526	$514,918	4.71%
654,821			679,955			667,979
608,668			554,480			522,548
(127,968)			(124,834)			(115,737)
265,862			253,496			231,524

$13,905,260			$12,856,102			$12,245,840

$1,570,010	$1,923	0.12%	$1,500,638	$1,796	0.12%	$1,379,479	$1,923	0.14%
737,830	1,521	0.21	743,629	1,492	0.20	690,705	2,151	0.31
2,643,330	50,171	1.90	2,571,468	21,594	0.84	2,563,589	22,208	0.87
4,209,996	123,016	2.92	3,778,048	83,557	2.21	3,811,476	98,507	2.58

9,161,166	176,631	1.93	8,593,783	108,439	1.26	8,445,249	124,789	1.48
598,948	14,966	2.50	446,320	3,611	0.81	463,332	2,795	0.60
353,885	26,554	7.50	287,333	21,776	7.58	255,379	20,953	8.21

10,113,999	$218,151	2.16%	9,327,436	$133,826	1.43%	9,163,960	$148,537	1.62%
2,553,403			2,367,597			1,988,532
106,792			107,209			96,770
1,131,066			1,053,860			996,578

$13,905,260			$12,856,102			$12,245,840

		3.23%			3.15%			3.09%

	$455,687	3.64%		$392,242	3.41%		$366,381	3.35%

Interest earned on overnight investments was $32.2 million during 2007, compared to $30.9 million during 2006. The $1.3 million increase during 2007 resulted from an 8 basis point yield increase and a $15.4 million increase in average overnight investments. During 2006, interest income earned from overnight investments increased $11.7 million over 2005, the combined result of a 176 basis point yield increase and a $23.8 million increase in average overnight investments.

Interest rate reductions initiated by the Federal Reserve in late 2007 and early 2008 will cause asset yields to decline during 2008, and we believe interest rates will likely decrease further until economic conditions improve.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits are our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and to fulfill commercial customer demand for cash management services. Certain of our long-term borrowings also currently qualify as capital under guidelines established by the Federal Reserve and other banking regulators.

At December 31, 2007 and 2006, interest-bearing liabilities totaled $12.12 billion and $11.61 billion, respectively, an increase of $506.6 million or 4.4 percent. The higher balances during 2007 result from increased levels of interest-bearing deposits and short-term borrowings.

Deposits.    At December 31, 2007, deposits totaled $12.93 billion, an increase of $185.2 million or 1.5 percent from the $12.74 billion in deposits recorded as of December 31, 2006. Interest-bearing deposits averaged $10.12 billion during 2007, an increase of $292.5 million or 3.0 percent. Average interest-bearing deposits equaled $9.83 billion during 2006, an increase of $669.8 million or 7.3 percent over 2005. In 2007, the increase in average deposits resulted from growth in average time deposits, which increased $316.2 million or 6.4 percent and average money market accounts, which increased $144.0 million or 5.3 percent. During 2006, average time deposits increased $757.6 million or 18.0 percent.

Competition for deposit business in our primary market areas is extremely intense. While we have access to non-deposit borrowing sources, we prefer to fund loan and lease demand with traditional core bank deposits. Therefore, generating adequate deposit growth is a critical challenge for us, particularly during periods when we experience strong loan demand.

Table 6

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

December 31, 2007
(thousands)
Less than three months	$906,056
Three to six months	758,998
Six to 12 months	339,643
More than 12 months	319,071

Total	$2,323,768

Short-Term Borrowings.    At December 31, 2007, short-term borrowings totaled $1.31 billion, compared to $1.15 billion one year earlier, a 13.4 percent increase. For the year ended December 31, 2007, short-term borrowings averaged $1.35 billion, compared to $981.2 billion during 2006. The $373.0 million or 38.0 percent increase in short-term borrowings during 2007 was the result of significant growth in our commercial master note and repurchase agreement products. Customer interest in these commercial cash management products improved significantly due to relatively attractive rates as compared to other short-term bank deposit products.

We continue to have access to various short-term borrowings, including the purchase of federal funds, overnight repurchase obligations and credit lines with various correspondent banks. At December 31, 2007, we had immediate access of up to $525.0 million on an unsecured basis and additional amounts under secured borrowing agreements with the Federal Home Loan Bank of Atlanta. Table 7 provides additional information regarding short-term borrowed funds.

Table 7

SHORT-TERM BORROWINGS

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Master notes
At December 31	$923,424	3.02%	$741,029	4.18%	$520,585	3.19%
Average during year	910,389	4.19	643,926	4.28	353,871	2.61
Maximum month-end balance during year	1,035,278	—	776,734	—	520,585	—

Repurchase agreements
At December 31	286,090	2.27	251,135	3.68	150,054	2.69
Average during year	303,862	3.38	213,730	3.47	143,813	1.71
Maximum month-end balance during year	325,790	—	272,807	—	165,758	—

Federal funds purchased
At December 31	23,893	3.60	66,066	5.04	36,620	3.80
Average during year	59,050	5.07	47,662	4.84	45,595	3.10
Maximum month-end balance during year	101,753	—	68,620	—	59,139	—

Other
At December 31	71,880	4.54	92,617	4.56	71,769	3.43
Average during year	80,954	4.57	75,892	5.45	55,669	3.32
Maximum month-end balance during year	96,785	—	169,305	—	72,351	—

Long-Term Obligations.    At December 31, 2007 and 2006, long-term obligations totaled $404.4 million and $401.2 million, respectively, an increase of $3.2 million or 0.8 percent. For 2007 and 2006, long-term obligations includes $273.2 million in junior subordinated debentures representing obligations to two special purpose entities, FCB/NC Capital Trust I and FCB/NC Capital Trust III (the Capital Trusts). The Capital Trusts are the grantor trusts for $265.0 million of trust preferred capital securities outstanding as of December 31, 2007. The proceeds from the trust preferred capital securities were used to purchase the junior subordinated debentures issued by BancShares. Under current regulatory standards, these trust preferred capital securities qualify as capital for BancShares. The $150.0 million in trust preferred capital securities issued by FCB/NC Capital Trust I mature in 2028 and may be redeemed in whole or in part on or after March 1, 2008 at a premium that declines until 2018, when the redemption price equals the par value of the securities. The $115.0 million in trust preferred capital securities issued by FCB/NC Capital Trust III mature in 2036 and may be redeemed at par in whole or in part on or after June 30, 2011. BancShares has guaranteed all obligations of the Capital Trusts.

Expense of Interest-Bearing Liabilities.    Interest expense amounted to $423.7 million in 2007, a $70.0 million or 19.8 percent increase from 2006. This followed a $135.6 million or 62.2 percent increase in interest expense during 2006 compared to 2005. For both 2007 and 2006, the increase in interest expense was the result of higher interest rates and increased levels of interest-bearing liabilities. The blended rate on total interest-bearing liabilities equaled 3.57 percent during 2007, compared to 3.14 percent in 2006. Interest-bearing liabilities averaged $11.88 billion during 2007, an increase of $621.0 million or 5.5 percent over 2006 levels. During 2006, interest-bearing liabilities averaged $11.26 billion, an increase of $1.15 billion or 11.4 percent over 2005.

Table 8

CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	2007			2006
	Change from previous year due to:			Change from previous year due to:
	Volume	Yield/ Rate	Total Change	Volume	Yield/ Rate	Total Change
	(thousands)
Assets
Loans and leases	$36,232	$8,289	$44,521	$39,803	$69,576	$109,379
Investment securities:
U. S. Government	5,327	24,187	29,514	17,162	23,540	40,702
State, county and municipal	(54)	26	(28)	(63)	33	(30)
Other	(121)	(83)	(204)	430	650	1,080

Total investment securities	5,152	24,130	29,282	17,529	24,223	41,752
Overnight investments	770	496	1,266	991	10,704	11,695

Total interest-earning assets	$42,154	$32,915	$75,069	$58,323	$104,503	$162,826

Liabilities
Interest-bearing deposits:
Checking With Interest	$(120)	$216	$96	$(53)	$5	$(48)
Savings	(164)	17	(147)	(163)	24	(139)
Money market accounts	4,527	10,492	15,019	1,253	28,098	29,351
Time deposits	13,567	32,523	46,090	26,149	48,234	74,383

Total interest-bearing deposits	17,810	43,248	61,058	27,186	76,361	103,547
Short-term borrowings	15,468	(1,773)	13,695	12,859	13,606	26,465
Long-term obligations	(3,077)	(1,699)	(4,776)	7,038	(1,464)	5,574

Total interest-bearing liabilities	$30,201	$39,776	$69,977	$47,083	$88,503	$135,586

Net interest income	$11,953	$(6,861)	$5,092	$11,240	$16,000	$27,240

Changes in income relating to certain loans, leases and investment securities are stated on a fully tax-equivalent basis at a rate that approximates BancShares’ marginal tax rate. The taxable equivalent adjustment was $7,677, $6,349 and $4,298 for the years 2007, 2006 and 2005 respectively. Table 5 provides detailed information on average balances, income/expense, yield/rate by category and the relevant income tax rates. The rate/volume variance is allocated equally between the changes in volume and rate.

The aggregate rate on interest-bearing deposits was 3.37 percent during 2007, compared to 2.85 percent during 2006. Coupled with the impact of growth in interest-bearing deposits, the higher rates caused interest expense on interest-bearing deposits to reach $341.2 million during 2007, a 21.8 percent increase from the $280.2 million recorded during 2006. During both 2007 and 2006, increased rates and higher balances of time deposits and money market deposits caused the growth in interest expense on interest-bearing deposits. The rate increases during 2007 and 2006 were the result of higher market interest rates due to intense competition among banks for interest-bearing deposits combined with adjustments to index rates established by the Federal Reserve.

Interest expense on short-term borrowings increased $13.7 million or 33.1 percent during 2007, the result of growth among master note and repurchase obligations. Partially offsetting this growth, the rate on average short-term borrowings declined 15 basis points to 4.07 percent due to reductions in the federal funds rate during late 2007. During 2006, interest expense increased $26.5 million over 2005, the result of higher interest rates and substantial growth in average short-term borrowings.

Interest expense on long-term obligations decreased $4.8 million during 2007 due to the net impact of the issuance and redemption of junior subordinated debentures during 2006.

NET INTEREST INCOME

Net interest income amounted to $480.3 million during 2007, a $3.8 million or 0.8 percent increase over 2006. The marginal increase from 2006 resulted from balance sheet growth, the favorable impact of which offset the unfavorable influence of a lower net yield on interest-earning assets. The taxable-equivalent net yield on interest-earning assets declined 13 basis points from 3.54 percent during 2006 to 3.41 percent during 2007. This reduction resulted from the impact of the flat yield curve and extremely competitive pricing for both loan and deposit products.

During 2006, net interest income equaled $476.6 million, a $25.2 million or 5.6 percent increase over 2005. Higher interest rates favorably impacted net interest income during 2006, as the rate-influenced growth in interest income exceeded the growth in interest expense. Strong growth in 2006 among deposits and short-term borrowings resulted in a reduction in our net short-term asset sensitivity which caused the net yield on interest-earning assets to decline by 10 basis points.

Theoretically, a net short-term liability-sensitive balance sheet would result in improvements in net interest income following the reductions in interest rates triggered by Federal Reserve actions in late 2007 and early 2008. However, intense competition for deposits has caused interest rates on these products to remain artificially high. Table 8 isolates the changes in net interest income due to changes in volume and interest rates. Like Table 5, this table is presented on a taxable-equivalent basis to adjust for the tax-exempt status of income earned on certain loans, leases and investment securities.

Table 9

NONINTEREST INCOME

	Year ended December 31
	2007	2006	2005	2004	2003
	(thousands)
Cardholder and merchant services	$97,070	$86,103	$75,298	$65,903	$56,432
Service charges on deposit accounts	77,827	72,561	77,376	81,478	78,273
Wealth management services
Trust and asset management fees	25,262	21,586	18,588	16,913	15,005
Broker-dealer activities	24,043	20,627	16,138	15,541	15,387

Total wealth advisory services	49,305	42,213	34,726	32,454	30,392
Fees from processing services	32,531	29,631	25,598	23,888	20,590
Insurance commissions	7,735	6,942	6,390	6,186	6,180
Mortgage income	6,305	5,494	5,361	5,861	11,398
ATM income	6,515	6,803	7,843	8,416	7,894
Other service charges and fees	15,318	15,996	16,902	13,926	14,463
Securities gains (losses)	1,376	(659)	(492)	1,852	309
Gain on sale of branches	—	826	—	426	5,710
Other	1,488	5,457	8,664	5,494	6,084

Total	$295,470	$271,367	$257,666	$245,884	$237,725

NONINTEREST INCOME

The growth of noninterest income is essential to our ability to sustain adequate levels of profitability. The primary sources of noninterest income are cardholder and merchant services income, service charges on deposit accounts, wealth advisory services and fees from processing services. Noninterest income totaled $295.5 million during 2007, an increase of $24.1 million or 8.9 percent. Noninterest income during 2006 equaled $271.4 million, a $13.7 million or 5.3 percent increase from 2005. Table 9 presents the major components of noninterest income for the past five years.

The increase in noninterest income during 2007 can be primarily attributed to healthy increases in cardholder and merchant services income, fees from wealth advisory services and service charges on deposit accounts. Cardholder and merchant services income amounted to $97.1 million in 2007 up $11.0 million or 12.7 percent from 2006, the result of higher merchant discount and interchange fees for debit and credit card transactions. We continue to view this source of noninterest income as a key growth area.

Fees from wealth management services increased $7.1 million to $49.3 million in 2007 from $42.2 million in 2006. The 16.8 percent increase in 2007 resulted from growth in broker-dealer activity and increases in trust and asset management fees. Service charges on deposit accounts equaled $77.8 million during 2007, compared to $72.6 million in 2006. The $5.3 million or 7.3 percent increase in service charge income during 2007 reflects the result of higher commercial service charges and bad check income when compared to 2006. Commercial service charge income during 2007 benefited from lower interest rates, which generated reduced earnings credit for commercial customers.

During 2007, fees from processing services totaled $32.5 million, an increase of $2.9 million or 9.8 percent over 2006. During 2006, BancShares recognized $29.6 million in fees from processing services, an increase of $4.0 million or 15.8 percent over the $25.6 million recognized during 2005. Growth in the number of transactions and the addition of new clients and services led to the favorable trend.

Table 10

NONINTEREST EXPENSE

	Year ended December 31
	2007	2006	2005	2004	2003
	(thousands)
Salaries and wages	$243,871	$228,472	$212,997	$204,597	$195,632
Employee benefits	52,733	50,445	51,517	48,624	45,958
Equipment	56,404	52,490	50,291	50,125	50,436
Occupancy	56,922	52,153	46,912	43,997	42,430
Cardholder and merchant services:
Cardholder and merchant processing	41,882	37,286	32,067	28,290	24,119
Cardholder reward programs	12,529	9,228	5,878	5,763	5,458
Telecommunications	10,501	9,844	9,873	10,461	11,455
Postage	9,614	8,926	8,045	8,639	8,826
Processing fees paid to third parties	7,004	5,845	4,332	3,826	2,295
Advertising	7,499	7,212	7,206	7,981	7,566
Legal	6,410	5,244	4,124	5,978	5,851
Consultant	3,324	2,254	3,362	2,980	3,747
Amortization of intangibles	2,142	2,318	2,453	2,360	2,583
Other	63,829	59,360	57,814	53,565	54,471

Total	$574,664	$531,077	$496,871	$477,186	$460,827

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities and equipment and software costs related to branch offices and technology. Noninterest expense for 2007 amounted to $574.7 million, a $43.6 million or 8.2 percent increase over 2006. Noninterest expense in 2006 was $531.1 million, a $34.2 million or 6.9 percent increase over 2005. Table 10 presents the major components of noninterest expense for the past five years. For 2007 and 2006, $8.4 million and $6.4 million of the respective increases in total noninterest expense are attributable to the continued growth and expansion of ISB.

Salary expense totaled $243.9 million during 2007, compared to $228.5 million during 2006, an increase of $15.4 million or 6.7 percent, following a $15.5 million or 7.3 percent increase in 2006 over 2005. The increase in 2007 is attributable to incremental staff costs for new branch offices and merit increases.

Employee benefits expense equaled $52.7 million during 2007, an increase of $2.3 million or 4.5 percent from 2006 due to higher health insurance costs and employer-paid payroll taxes. Partially offsetting these higher costs, pension expense decreased $1.4 million or 11.9 percent due to the favorable impact of employer contributions to the plan, partially offset by a curtailment charge. During the first quarter of 2008, as a result of the retirement of an executive officer, we recognized employee benefit expense totaling $3.0 million, representing the present value of benefits granted at the time of his retirement.

As a result of the earnings and funding volatility associated with providing a defined benefit plan, BancShares discontinued offering traditional pension benefits to newly-hired employees during 2007. Instead, employees hired after March 31, 2007 may elect to participate in an enhanced 401(k) benefit plan. Employees hired on or before March 31, 2007 were allowed the option of continued participation in the defined benefit plan and the existing 401(k) plan or enrollment in an enhanced 401(k) benefit plan. Employees who elected to enroll in the enhanced 401(k) benefit plan discontinued the accrual of future years of service benefit under the defined benefit plan. Based on the elections made by participants, a curtailment charge of $763,000 is included in employee benefit expense during 2007.

BancShares recorded occupancy expense of $56.9 million during 2007, an increase of $4.8 million or 9.1 percent during 2007. Occupancy expense during 2006 equaled $52.2 million, an increase of $5.2 million or 11.2 percent over 2005. The increase in occupancy expense in each period resulted from higher depreciation and rent expense attributable to newly constructed branches as well as costs attributable to our corporate headquarters building. ISB’s occupancy expense increased $2.9 million or 22.5 percent during 2007 due to newly-opened locations.

Equipment expense was $56.4 million for 2007 and $52.5 million in 2006. The $3.9 million increase during 2007 resulted primarily from increased technology costs and additional depreciation expense from the corporate headquarters building and new branch offices.

Other expense totaled $164.7 million for 2007, an increase of $17.2 million or 11.7 percent over 2006. Expenses related to cardholder and merchant activities amounted to $54.4 million in 2007 and $46.5 million in 2006. This increase of $7.9 million or 17.0 percent is due to growth in credit and debit card transactions, higher levels of merchant volume and higher costs associated with cardholder reward programs. During 2007, BancShares recognized $3.3 million of expense for litigation matters resulting from Visa International (Visa) member bank status. The exposure estimates result from two separate claims against Visa, which, under the terms of governing agreements, will be shared by member banks. Visa previously announced plans to complete an initial public offering, an event that could result in a gain for current Visa member banks. Although the date for Visa’s initial public offering is uncertain any, gain recognized in future periods would offset some or all of the expenses recognized during 2007.

Losses sustained on fixed assets write-offs increased $1.6 million during 2007 due to the write-off of the unamortized cost of closed branches, abandonment of future development plans for the headquarters site and losses resulting from changes to the scope of a technology project. Legal costs increased $1.2 million during 2007 due to defense costs related to various litigation and collection matters, while consultant expenses increased $1.1 million primarily related to various technology projects.

INCOME TAXES

During 2007, BancShares recorded income tax expense of $58.9 million, compared to $69.5 million during 2006 and $65.8 million in 2005. BancShares’ effective tax rate was 35.2 percent in 2007, 35.4 percent in 2006 and 36.8 in 2005. The lower effective tax rates during 2007 and 2006 resulted from the benefit of credits earned for low-income housing investments and changes to the deferred tax asset valuation allowance and blended state tax rates when compared to 2005.

SHAREHOLDERS’ EQUITY

We continually monitor the capital levels and ratios for BancShares and the subsidiary banks to ensure that they comfortably exceed the minimum requirements imposed by their respective regulatory authorities and to ensure that the subsidiary banks’ capital is appropriate given each bank’s growth projections and risk profile. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material effect on the financial statements. Table 11 provides information on capital adequacy for BancShares, FCB and ISB as of December 31, 2007, 2006 and 2005.

Table 11

ANALYSIS OF CAPITAL ADEQUACY

	December 31			Regulatory Minimum
	2007	2006	2005
	(dollars in thousands)
First Citizens BancShares, Inc.
Tier 1 capital	$1,557,190	$1,456,947	$1,320,152
Tier 2 capital	279,573	275,079	267,989

Total capital	$1,836,763	$1,732,026	$1,588,141

Risk-adjusted assets	$11,961,124	$11,266,342	$10,510,254
Average total assets	16,168,165	15,518,209	14,403,567
Risk-based capital ratios
Tier 1 capital	13.02%	12.93%	12.56%	4.00%
Total capital	15.36%	15.37%	15.11%	8.00%
Tier 1 leverage ratio	9.63%	9.39%	9.17%	3.00%

First-Citizens Bank & Trust Company
Tier 1 capital	$1,188,599	$1,104,132	$998,152
Tier 2 capital	244,470	240,070	234,311

Total capital	$1,433,069	$1,344,202	$1,232,463

Risk-adjusted assets	$9,716,423	$9,238,512	$8,739,531
Average total assets	13,497,638	13,250,610	12,523,144
Risk-based capital ratios
Tier 1 capital	12.23%	11.95%	11.42%	4.00%
Total capital	14.75%	14.55%	14.10%	8.00%
Tier 1 leverage ratio	8.81%	8.33%	7.97%	3.00%

IronStone Bank
Tier 1 capital	$261,500	$245,402	$215,263
Tier 2 capital	24,801	23,576	21,101

Total capital	$286,301	$268,978	$236,364

Risk-adjusted assets	$2,190,348	$1,953,178	$1,821,048
Adjusted total assets	2,333,717	2,130,770	1,849,828
Risk-based capital ratios
Tier 1 capital	11.94%	12.56%	11.82%	4.00%
Total capital	13.07%	13.77%	12.98%	8.00%
Tangible equity ratio	11.21%	11.52%	11.64%	3.00%

BancShares continues to exceed minimum capital standards and the banking subsidiaries remain well-capitalized. The sustained growth of ISB has required BancShares to infuse significant amounts of capital into ISB to support its rapidly expanding balance sheet. Infusions totaled $24.0 million in 2007, $30.0 million in 2006 and $20.0 million in 2005. Since ISB was formed in 1997, BancShares has provided $304.0 million in capital. BancShares’ prospective capacity to provide capital to support the future growth and expansion of ISB is highly dependent upon FCB’s ability to return capital through dividends to BancShares.

Dividends from FCB to BancShares provide the sole source for capital infusions into ISB to fund its growth and expansion. These dividends also fund BancShares’ payment of shareholder dividends and interest payments on a portion of its long-term obligations. During 2007, FCB declared dividends to BancShares in the amount of $44.0 million, compared to $40.0 million in 2006 and $32.2 million in 2005. At December 31, 2007, based on limitations imposed by North Carolina General Statutes, FCB had the ability to declare dividends totaling $956.0 million. However, any dividends declared in excess of $461.4 million would have caused FCB to lose its well-capitalized designation.

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

Our most prominent risk exposures are credit, interest rate and liquidity risk. Credit risk is the risk of not collecting the amount of a loan or investment when it is contractually due. Interest rate risk is the potential reduction of net interest income as a result of changes in market interest rates. Liquidity risk is the possible inability to fund obligations to depositors, creditors, investors or borrowers.

Table 12

NONPERFORMING ASSETS

	December 31,
	2007	2006	2005	2004	2003
	(thousands, except ratios)
Nonaccrual loans and leases	$13,021	$14,882	$18,969	$14,266	$18,190
Other real estate	6,893	6,028	6,753	9,020	5,949

Total nonperforming assets	$19,914	$20,910	$25,722	$23,286	$24,139

Accruing loans and leases 90 days or more past due	$7,124	$5,185	$9,180	$12,192	$11,492
Loans and leases at December 31	$10,963,904	$10,273,043	$9,656,230	$9,364,822	$8,333,073
Ratio of nonperforming assets to total loans and leases plus other real estate	0.18%	0.20%	0.27%	0.25%	0.29%

Interest income that would have been earned on nonperforming loans and leases had they been performing	$1,200	$1,271	$551	$773	$1,182
Interest income earned on nonperforming loans and leases	465	226	821	281	356

There were no foreign loans or leases outstanding in any period.

Credit Risk.    BancShares manages and monitors extensions of credit and the quality of the loan and lease portfolio through rigorous initial underwriting processes and periodic ongoing reviews. Underwriting standards reflect credit policies and procedures, and our credit decision process is highly centralized. We maintain a credit review function that conducts independent risk reviews and analyses for the purpose of ensuring compliance with credit policies and to monitor asset quality trends. The independent risk reviews include portfolio analysis by geographic location and horizontal reviews across industry and collateral sectors within the banking subsidiaries. BancShares strives to identify potential credit problems as early as possible, to take charge-offs or write-downs as appropriate and to maintain adequate allowances for credit losses that are inherent in the loan and lease portfolio. The maintenance of excellent asset quality is one of our key performance measures.

We maintain a well-diversified loan and lease portfolio, and seek to avoid the risk associated with large concentrations within specific geographic areas or industries. The ongoing expansion of our branch network has allowed us to mitigate our historic exposure to geographic risk concentration in North Carolina and Virginia.

We have historically carried a significant concentration of real estate-secured loans, although our underwriting policies principally rely on borrower cash flow ability rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property. At December 31, 2007, loans secured by real estate totaled $7.46 billion or 68.1 percent of total loans compared to $7.03 billion or 68.4 percent at December 31, 2006.

In recent years, we have sought opportunities to provide financial services to businesses associated with and professionals within the medical community. Due to strong loan growth within this industry, our loans to borrowers in medical, dental or related fields totaled $2.26 billion as of December 31, 2007, which represents 20.6 percent of total loans and leases outstanding, compared to $1.92 billion or 18.7 percent of loans and leases at December 31, 2006. Except for this single concentration, no other industry represented more than 10 percent of total loans and leases outstanding at December 31, 2007.

In addition to geographic and industry concentrations, we monitor our loan and lease portfolio for other risk characteristics. Among the key indicators of credit risk are loan-to-value ratios, which measure a lender’s exposure as compared to the value of the underlying collateral. Regulatory agencies have established guidelines that define high loan-to-value loans as those real estate loans that exceed 65 percent to 85 percent of the collateral value depending upon the type of collateral. At December 31, 2007, we had $969.1 million or 8.8 percent of loans and leases that exceeded the loan-to-value ratios recommended by the guidelines compared to $1.08 billion or 10.6 percent at December 31, 2006. While we continuously strive to limit our high loan-to-value loans, we believe that the inherent risk within these loans is lessened by mitigating factors, such as our strict underwriting criteria and the high rate of owner-occupied properties.

Nonperforming assets include nonaccrual loans and leases and other real estate. With the exception of certain residential mortgage loans, the accrual of interest on loans and leases is discontinued when we deem that collection of additional principal or interest is doubtful. Loans and leases are returned to an accrual status when both principal and interest are current and the asset is determined to be performing in accordance with the terms of the loan instrument. The accrual of interest on certain residential mortgage loans is discontinued when a loan is more than three monthly payments past due, and the accrual of interest resumes when the loan is less than three monthly payments past due. Other real estate includes foreclosed property, branch facilities that we have closed but not sold and land that we have elected to sell that was originally acquired for future branches. Nonperforming asset balances for the past five years are presented in Table 12.

BancShares’ nonperforming assets at December 31, 2007 totaled $19.9 million, compared to $20.9 million at December 31, 2006 and $25.7 million at December 31, 2005. A portion of the reduction experienced during 2006 related to write downs taken on a single relationship that was classified as non-accrual as of December 31, 2005. As a percentage of total loans, leases and other real estate, nonperforming assets represented 0.18 percent, 0.20 percent, and 0.27 percent as of December 31, 2007, 2006 and 2005. During early 2008, due to deteriorating borrower cash flow and recognition of reductions in collateral value, we identified $23.1 million in residential construction loans where collection of additional interest is doubtful. These loans were placed on nonaccrual status during the first quarter of 2008. We continue to closely monitor past due accounts to identify any loans and leases that should be classified as impaired or non-accrual.

The allowance for credit losses reflects the estimated losses resulting from the inability of our customers to make required payments. In calculating the allowance, we employ a variety of modeling and estimation tools for measuring credit risk. Generally, loans and leases to commercial customers are evaluated individually and assigned a credit grade based upon factors such as the borrower’s cash flow, the value of any underlying collateral and the strength of any guarantee. Relying on data detailing historical credit grade losses and migration patterns among credit grades, we calculate a loss estimate for each credit grade. During 2007, after monitoring the migration of commercial mortgage and commercial and industrial loans between loan grades over a period of several years, we incorporated applicable data into our formula used to calculate the allowance. Relying on that information, the allowance declined $4.1 million.

Groups of consumer loans are aggregated over their remaining estimated behavioral lives and probable loss projections for each period become the basis for the allowance amount. The loss projections are based on historical losses, delinquency patterns and various other credit risk indicators. During the second quarter of 2007, after accumulating sufficient data related to the actual repayment history of an isolated pool of revolving mortgage loans that are representative of the entire portfolio, we determined that an adjustment to the formula used to calculate the allowance was appropriate. As a result, the allowance required for this portfolio of loans declined by $4.5 million.

When needed, we also establish specific allowances for impaired loans. Commercial purpose loans are considered to be impaired if they are classified as nonaccrual and have a balance in excess of $1.0 million. The allowance for each impaired loan is the difference between its carrying value and the estimated collateral value or the present value of anticipated cash flows.

The allowance for credit losses also includes an amount that is not specifically allocated to individual loan types. This unallocated allowance is based upon factors such as changes in business and economic conditions, recent loss, delinquency and asset quality issues both within BancShares and the banking industry, exposures resulting from loan concentrations or specific industry risks and other judgmental factors. Due to recent economic deterioration, unfavorable industry-wide asset quality trends,, and the increased likelihood of unanticipated adverse changes in the quality of the loan and lease portfolio, the unallocated portion of the allowance increased to 8.0 percent of the total allowance for credit losses as of December 31, 2007, up from 3.7 percent as of December 31, 2006.

Table 13

ALLOWANCE FOR CREDIT LOSSES

	2007	2006	2005	2004	2003
	(thousands, except ratios)
Allowance for credit losses at beginning of period	$138,646	$135,770	$130,832	$119,357	$112,533
Adjustment for sale of loans	—	—	(1,585)	—	—
Acquired allowance for credit loss	—	—	—	—	409
Provision for credit losses	33,594	20,922	33,514	34,690	24,617
Charge-offs:
Real estate:
Construction and land development	(631)	—	(1)	(13)	(16)
Commercial mortgage	(49)	(124)	(551)	(804)	(318)
Residential mortgage	(1,246)	(1,717)	(1,912)	(2,351)	(1,594)
Revolving mortgage	(1,363)	(1,475)	(951)	(1,384)	(1,392)
Other mortgage loans	—	—	—	—	—

Total real estate loans	(3,289)	(3,316)	(3,415)	(4,552)	(3,320)
Commercial and industrial	(13,106)	(10,378)	(18,724)	(9,800)	(7,531)
Consumer	(13,203)	(9,171)	(10,425)	(12,238)	(10,481)
Lease financing	(3,092)	(1,488)	(347)	(173)	(756)

Total charge-offs	(32,690)	(24,353)	(32,911)	(26,763)	(22,088)

Recoveries:
Real estate:
Construction and land development	21	—	—	34	10
Commercial mortgage	8	182	409	236	164
Residential mortgage	261	290	432	244	631
Revolving mortgage	96	182	155	103	63
Other mortgage loans	—	—	—	—	—

Total real estate loans	386	654	996	617	868
Commercial and industrial	1,282	1,358	2,164	1,084	1,428
Consumer	2,883	4,140	2,672	1,761	1,590
Lease financing	170	155	88	86	—

Total recoveries	4,721	6,307	5,920	3,548	3,886

Net charge-offs	(27,969)	(18,046)	(26,991)	(23,215)	(18,202)

Allowance for credit losses at end of period	$144,271	$138,646	$135,770	$130,832	$119,357

Allowance for credit losses includes:
Allowance for loan and lease losses	$136,974	$132,004	$128,847	$123,861	$112,304
Reserve for unfunded commitments	7,297	6,642	6,923	6,971	7,053

Allowance for credit losses at end of period	$144,271	$138,646	$135,770	$130,832	$119,357

Average loans and leases	$10,513,599	$9,989,757	$9,375,249	$8,901,628	$7,893,621
Loans and leases at year-end	10,963,904	10,273,043	9,656,230	9,364,822	8,333,073
Ratios
Net charge-offs to average loans and leases	0.27%	0.18%	0.29%	0.26%	0.23%
Percent of total loans and leases at period-end:
Allowance for loan and lease losses	1.25	1.28	1.33	1.32	1.35
Reserve for unfunded commitments	0.07	0.06	0.07	0.07	0.08
Allowance for credit losses	1.32	1.35	1.41	1.40	1.43

All information presented in this table relates to domestic loans and leases as BancShares makes no foreign loans and leases.

At December 31, 2007, BancShares’ allowance for credit losses totaled $144.3 million or 1.32 percent of loans and leases outstanding. This compares to $138.6 million or 1.35 percent at December 31, 2006, and $135.8 million or 1.41 percent at December 31, 2005.

The provision for credit losses equaled $33.6 million during 2007 compared to $20.9 million during 2006 and $33.5 million during 2005. The $12.7 million or 60.6 percent increase in provision for credit losses from 2006 to 2007 resulted primarily from $8.3 million of losses related to working capital finance and increased provision for loan growth during 2007.

Net charge-offs for 2007 totaled $28.0 million, compared to $18.0 million during 2006, and $27.0 million during 2005. The ratio of net charge-offs to average loans and leases outstanding equaled 0.27 percent during 2007, 0.18 percent during 2006 and 0.29 percent during 2005. These low loss ratios reflect the quality of BancShares’ loan and lease portfolio and are a key indicator of our close monitoring of loan and lease quality. Table 13 provides details concerning the allowance for credit losses and provision for credit losses for the past five years.

Table 14 details the allocation of the allowance for credit losses among the various loan types. The process used to allocate the allowance considers, among other factors, whether the borrower is a retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement.

Table 14

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

	December 31
	2007		2006		2005		2004		2003
	Allowance for Credit Losses	Percent of Loans to Total Loans	Allowance for Credit Losses	Percent of Loans to Total Loans	Allowance for Credit Losses	Percent of Loans to Total Loans	Allowance for Credit Losses	Percent of Loans to Total Loans	Allowance for Credit Losses	Percent of Loans to Total Loans
	(dollars in thousands)
Allowance for loan and lease losses:
Real estate:
Construction and land development	$9,918	7.40%	$9,351	7.63%	$8,985	7.94%	$7,704	6.28%	$7,806	6.12%
Commercial mortgage	35,760	36.31	38,463	36.27	37,185	36.44	35,373	35.03	31,161	31.85
Residential mortgage	7,011	9.39	6,954	9.98	6,822	10.53	6,387	10.46	5,577	11.15
Revolving mortgage	5,735	13.63	8,425	12.91	8,712	14.17	11,587	18.30	9,334	19.18
Other mortgage	2,323	1.33	2,145	1.61	2,242	1.79	2,249	1.83	2,113	2.08

Total real estate	60,747	68.06	65,338	68.40	63,946	70.87	63,300	71.90	55,991	70.38
Commercial and industrial	32,743	15.57	34,846	14.86	30,663	12.50	26,794	10.47	25,028	11.23
Consumer	26,925	12.48	22,396	13.24	22,695	13.66	24,072	14.92	21,688	15.65
Lease financing	4,649	3.11	3,562	2.87	2,389	2.42	2,229	2.05	2,518	1.92
Other	412	0.78	723	0.63	576	0.55	743	0.66	901	0.82
Unallocated	11,498		5,139		8,578		6,723		6,178
Reserve for unfunded commitments	7,297		6,642		6,923		6,971		7,053

Total	$144,271	100.00%	$138,646	100.00%	$135,770	100.00%	$130,832	100.00%	$119,357	100.00%

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

We assess our interest rate risk by simulating future amounts of net interest income using various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Table 15 provides the impact on net interest income resulting from various interest rate scenarios as of December 31, 2007 and 2006.

Table 15

INTEREST RATE RISK ANALYSIS

	Favorable (unfavorable) impact on net interest income compared to stable rate scenario over the 12-month period following:
Assumed rate change	December 31, 2007	December 31, 2006
Most likely	(0.52%)	(0.04%)
Immediate 200 basis point increase	(5.65%)	(0.54%)
Gradual 200 basis point increase	(2.22%)	(1.16%)
Gradual 200 basis point decrease	3.05%	1.86%
Immediate 200 basis point decrease	2.45%	0.65%

We also utilize the market value of equity as a measurement tool in measuring and managing interest rate risk. The market value of equity measures the degree to which the market values of our assets and liabilities will change given a specific degree of movement in interest rates. Our calculation methodology for the market value of equity utilizes a 200-basis point parallel rate shock. As of December 31, 2007, the market value of equity is estimated to increase by 10.1 percent given a 200-basis point immediate decrease in interest rates, and decline by 7.2 percent when interest rates immediately increase by 200 basis points. The estimated amounts for the market value of equity are highly influenced by the relatively longer maturity of the commercial loan component of interest-earning assets than for interest-bearing liabilities.

The maturity distribution and repricing opportunities of interest-earning assets have a significant impact on our interest rate risk. Table 16 provides a loan maturity distribution and information regarding the sensitivity of loans and leases to changes in interest rates. Table 4 includes maturity information for our investment securities.

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

Table 16

LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

	December 31, 2007
	Within One Year	One to Five Years	After Five Years	Total
	(thousands)
Real estate:
Construction and land development	$392,185	$270,710	$147,923	$810,818
Commercial mortgage	1,263,329	1,734,938	984,229	3,982,496
Residential mortgage	271,865	396,486	360,679	1,029,030
Revolving mortgage	487,144	932,562	74,725	1,494,431
Other mortgage	45,592	64,475	35,485	145,552

Total real estate loans	2,460,115	3,399,171	1,603,041	7,462,327
Commercial and industrial	524,745	682,820	499,829	1,707,394
Consumer	299,382	898,673	170,173	1,368,228
Lease financing	85,150	255,451	—	340,601
Other	29,105	34,563	21,686	85,354

Total	$3,398,497	$5,270,678	$2,294,729	$10,963,904

Loans maturing after one year with:
Fixed interest rates		$3,554,545	$1,923,236	$5,477,781
Floating or adjustable rates		1,716,133	371,493	2,087,626

Total		$5,270,678	$2,294,729	$7,565,407

Liquidity Risk.    Liquidity risk results from the mismatching of asset and liability cash flows. BancShares manages this risk by structuring its balance sheet prudently and by maintaining various borrowing resources to fund potential cash needs. BancShares has historically maintained a strong focus on liquidity, and our deposit base represents our primary liquidity source.

The rate of growth in average deposits was 1.7 percent during 2007, 6.3 percent during 2006 and 6.9 percent during 2005. Short-term borrowings also experienced significant growth during both 2007 and 2006 due to strong customer demand for our cash management products. Through our deposit and cash management product pricing strategies, we have the ability to stimulate or curtail liability growth. Due to its primary focus on commercial customers, ISB has continued to face liquidity challenges caused by rapid loan growth. As a result, ISB has utilized both borrowings from the Federal Home Loan Bank of Atlanta and brokered deposits to augment the liquidity generated from its deposit customers.

In addition to deposits, BancShares maintains additional sources for borrowed funds through federal funds lines of credit and other borrowing facilities. At December 31, 2007, BancShares had access to $525.0 million in unfunded borrowings through its various sources.

Once we have satisfied our loan demand and other funding needs, residual liquidity is held in cash or invested in overnight and longer-term investment products. At December 31, 2007, these highly-liquid assets totaled $4.29 billion or 26.5 percent of total assets, compared to $4.36 billion or 27.7 percent of total assets at December 31, 2006.

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

Although FCB has grown through acquisition in certain markets, throughout its history, much of its expansion has been accomplished on a de novo basis. Since it first opened in 1997, ISB has followed a similar business model for growth and expansion. Because of its size, the costs associated with FCB’s current rate of expansion are not material to its financial performance. However, due to the rapid pace of its growth and the number of branch offices that have yet to attain sufficient size for profitability, the financial results and trends of ISB are significantly affected by its current and continuing growth. Each new market ISB enters creates additional operating costs that are typically not fully offset by revenues until the third year of operation. Losses incurred since ISB’s inception total $34.7 million.

IronStone Bank.    At December 31, 2007, ISB operated 56 facilities in Florida, Georgia, Texas, New Mexico, Arizona, California, Colorado, Oregon, Washington and Missouri. ISB will continue its expansion during 2008, establishing facilities in Kansas and Oklahoma. ISB continues to focus on markets with favorable growth prospects. Our business model for new markets has two requirements. First, we hire experienced bankers who are established in the markets we are entering and who are focused on delivering high quality customer service while maintaining strong asset quality. Second, we occupy attractive and accessible branch facilities. Both of these are costly goals, but we believe that they are critical to establishing a solid foundation for future success in new markets.

ISB’s total assets increased from $2.14 billion at December 31, 2006 to $2.34 billion at December 31, 2007, an increase of $204.5 million or 9.6 percent. ISB’s total assets represented 14.4 percent of consolidated assets at December 31, 2007 compared to 13.6 percent at December 31, 2006.

ISB recorded a net loss of $7.7 million during 2007 compared to net income of $2.2 million during 2006 and a net loss of $2.9 million in 2005. The $9.9 million reduction in net income resulted from significantly higher provision for credit losses, higher noninterest expense and lower net interest income. ISB’s net interest income decreased $2.5 million or 3.8 percent during 2007, the result of a significant reduction in the net yield on interest-earning assets. Loans and leases increased $201.8 million or 10.8 percent from $1.87 billion at December 31, 2006 to $2.07 billion at December 31, 2007.

Provision for credit losses increased $5.5 million or 154.6 percent during 2007, due to higher net charge offs and loan growth. Net charge-offs amounted to $6.7 million during 2007, compared to $1.0 million in 2006. This $5.7 million increase includes $4.2 million in losses on working capital finance loans.

ISB’s noninterest income increased $2.1 million or 18.7 percent during 2007, primarily the result of higher cardholder and merchant services income and referral fees generated through working capital finance.

Noninterest expense increased $8.4 million or 11.8 percent during 2007, the result of costs incurred in conjunction with the opening of new branch offices and higher cardholder processing expenses.

Primarily as a result of continued pressure on net interest income and continued growth in noninterest expenses, ISB will likely continue to be unprofitable during 2008.

First-Citizens Bank & Trust Company.    At December 31, 2007, FCB operated 340 branches in North Carolina, Virginia, West Virginia, Maryland and Tennessee. During 2007, FCB continued to expand into high-growth areas throughout its footprint with expansion continuing in 2008.

FCB’s total assets increased from $13.33 billion at December 31, 2006 to $13.58 billion at December 31, 2007, an increase of $252.7 million or 1.9 percent. FCB’s total assets represented 83.8 percent and 84.7 percent of consolidated assets at December 31, 2007 and 2006, respectively.

FCB recorded net income of $125.2 million during 2007 compared to $139.1 million during 2006. This represents a $14.0 million or 10.0 percent decrease in net income, the net impact of higher noninterest expense and provision for credit losses and slightly reduced levels of net interest income offset in part by strong growth in noninterest income.

Table 17

SELECTED QUARTERLY DATA

	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$230,826	$232,120	$223,473	$217,637	$219,493	$216,170	$203,784	$190,868
Interest expense	109,197	111,185	103,884	99,448	101,215	96,773	83,567	72,182

Net interest income	121,629	120,935	119,589	118,189	118,278	119,397	120,217	118,686
Provision for credit losses	11,795	17,333	934	3,532	7,462	3,758	2,936	6,766

Net interest income after provision for credit losses	109,834	103,602	118,655	114,657	110,816	115,639	117,281	111,920
Noninterest income	76,534	77,285	72,620	69,031	67,873	70,288	68,326	64,880
Noninterest expense	146,285	146,906	142,878	138,595	130,026	134,123	135,246	131,682

Income before income taxes	40,083	33,981	48,397	45,093	48,663	51,804	50,361	45,118
Income taxes	13,920	11,362	17,546	16,109	15,468	18,877	18,649	16,461

Net income	$26,163	$22,619	$30,851	$28,984	$33,195	$32,927	$31,712	$28,657

Net interest income, taxable equivalent	$123,666	$122,980	$121,409	$119,964	$120,110	$121,082	$120,636	$119,093

SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$16,276,649	$16,092,009	$15,725,976	$15,572,613	$15,628,835	$15,477,992	$15,322,373	$14,699,290
Investment securities	3,272,015	3,162,011	3,047,753	3,092,261	3,176,845	3,072,113	2,964,308	2,896,711
Loans and leases	10,831,571	10,623,247	10,360,913	10,230,858	10,167,157	10,106,194	9,943,057	9,736,606
Interest-earning assets	14,655,309	14,476,247	14,118,884	13,908,622	13,984,789	13,851,788	13,541,084	13,160,476
Deposits	12,876,549	12,728,527	12,524,786	12,502,206	12,601,708	12,571,525	12,440,125	12,192,664
Interest-bearing liabilities	12,216,067	12,052,307	11,698,285	11,557,940	11,601,752	11,485,378	11,156,821	10,794,420
Long-term obligations	404,367	405,101	405,339	408,277	424,597	500,564	466,259	408,946
Shareholders’ equity	$1,420,348	$1,385,284	$1,353,739	$1,323,327	$1,292,771	$1,254,551	$1,219,835	$1,196,174
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

SELECTED QUARTER-END BALANCES
Total assets	$16,212,107	$16,311,870	$16,008,605	$15,853,778	$15,729,697	$15,633,597	$15,530,846	$15,099,564
Investment securities	3,236,835	3,266,150	3,023,799	3,031,798	3,221,048	3,118,025	3,024,780	2,896,962
Loans and leases	10,963,904	10,763,158	10,513,041	10,262,356	10,273,043	10,160,661	10,059,723	9,822,674
Interest-earning assets	14,466,948	14,542,241	14,232,802	14,094,002	13,842,688	13,849,766	13,716,208	13,468,554
Deposits	12,928,544	12,980,447	12,772,322	12,722,532	12,743,324	12,681,150	12,717,247	12,512,557
Interest-bearing liabilities	12,118,967	12,170,559	11,830,904	11,671,127	11,612,372	11,510,073	11,395,473	11,038,192
Long-term obligations	404,392	404,266	405,314	405,356	401,198	424,351	527,478	408,954
Shareholders’ equity	$1,441,208	$1,401,575	$1,367,980	$1,342,327	$1,310,819	$1,276,608	$1,232,933	$1,207,720
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

PROFITABILITY RATIOS (averages)
Rate of return (annualized) on:
Total assets	0.64%	0.56%	0.79%	0.75%	0.84%	0.84%	0.84%	0.79%
Shareholders’ equity	7.31	6.48	9.14	8.88	10.19	10.41	10.43	9.72
Dividend payout ratio	10.96	12.67	9.29	9.89	8.65	8.70	9.05	10.00

LIQUIDITY AND CAPITAL RATIOS (averages)
Loans and leases to deposits	84.12%	83.46%	82.72%	81.83%	80.68%	80.39%	79.93%	79.86%
Shareholders’ equity to total assets	8.73	8.61	8.61	8.50	8.27	8.11	7.96	8.14
Time certificates of $100,000 or more to total deposits	18.04	17.67	16.95	16.60	16.17	15.74	15.04	14.44

PER SHARE OF STOCK
Net income	$2.51	$2.17	$2.96	$2.78	$3.18	$3.16	$3.04	$2.75
Cash dividends	0.275	0.275	0.275	0.275	0.275	0.275	0.275	0.275
Class A sales price
High	181.91	195.66	209.01	214.59	202.64	217.79	201.92	201.78
Low	143.00	152.47	182.10	199.41	183.57	191.00	175.76	174.72
Class B sales price
High	205.00	211.50	213.00	214.95	205.00	214.00	198.50	191.00
Low	200.00	204.00	207.50	205.50	196.50	198.00	184.00	180.00

Average loan and lease balances include nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a federal income tax rate of 35% and a state income tax rate of 6.9% for all periods. Stock information related to Class A common stock reflects the sales price, as reported on the NASDAQ Global Select Market. Stock information related to Class B common stock reflects the sales price as reported on the OTC Bulletin Board. As of December 31, 2007, there were 2,122 holders of record of Class A common stock and 391 holders or record of Class B common stock.

FCB’s net interest income decreased $2.1 million or 0.5 percent during 2007 due to a lower net yield on interest-earning assets. Provision for credit losses increased $7.2 million or 41.4 percent during 2007 caused by higher net charge-offs and continued loan growth. The increase in net charge-offs includes $4.2 million in working capital finance losses.

FCB’s noninterest income increased $24.2 million or 9.0 percent during 2007, primarily the result of higher cardholder and merchant services income, fees from wealth management services, deposit service charges and gains from securities transactions. Noninterest expense increased $38.1 million or 8.2 percent during 2007, due to higher personnel, credit card processing, equipment and occupancy expense.

Other includes the parent company, which during 2007 experienced an $8.4 million reduction in its net interest expense due to growth in its master note obligations, the proceeds from which were invested in investment securities and overnight repurchase obligations. The parent company’s net interest expense was also affected by the 2006 redemption of $103.1 million of junior subordinated debentures.

FOURTH QUARTER ANALYSIS

BancShares reported net income of $26.2 million for the quarter ended December 31, 2007, compared to $33.2 million for the corresponding period of 2006, a decrease of 21.2 percent. Per share income for the fourth quarter 2007 totaled $2.51 compared to $3.18 for the same period of 2006. BancShares’ results generated an annualized return on average assets of 0.64 percent for the fourth quarter of 2007, compared to 0.84 percent for the same period of 2006. The annualized return on average equity equaled 7.31 percent during the fourth quarter of 2007, compared to 10.19 percent for the same period of 2006. In the fourth quarter, higher noninterest expense and higher provision for credit losses contributed to the decline in net income. These added costs were partially offset by higher net interest and noninterest income.

Net interest income increased $3.4 million or 2.8 percent in the fourth quarter of 2007, compared to the same period of 2006. The taxable-equivalent net yield on interest-earning assets decreased from 3.41 percent in the fourth quarter of 2006 to 3.35 percent for the fourth quarter of 2007.

Average interest-earning assets increased $670.5 million to $14.66 billion from the fourth quarter of 2006 to the fourth quarter of 2007. Average loans and leases outstanding during the fourth quarter of 2007 equaled $10.83 billion, an increase of $664.4 million or 6.5 percent over 2006. The yield on interest-earning assets increased 5 basis points from 6.26 percent in 2006 to 6.31 percent in 2007.

Average interest-bearing liabilities increased $614.3 million to $12.22 billion. Average time deposits increased $350.9 million or 6.8 percent to $5.48 billion while average short-term borrowings increased $257.4 million or 21.8 percent to $1.44 billion due to strong growth among master note borrowings and repurchase obligations. The rate on average interest-bearing liabilities increased 9 basis points to 3.55 percent in 2007.

The provision for credit losses increased $4.3 million or 58.1 percent in the fourth quarter of 2007, compared to the same period of 2006 due to higher net charge-offs and loan growth. Net charge-offs were $8.4 million during the fourth quarter of 2007, compared to $7.0 million during the same period of 2006.

Noninterest income increased $8.7 million or 12.8 percent during the fourth quarter. Deposit service charges increased $3.1 million or 17.3 percent in the quarter while cardholder and merchant services income increased $2.4 million or 11.0 percent due to favorable volume growth. Fees from wealthy management services increased $1.4 million or 27.6 percent for the fourth quarter of 2007, the result of our expanded focus on trust and broker-dealer services.

Noninterest expense increased $16.3 million or 12.5 percent during the fourth quarter of 2007, when compared to the same period of 2006. Salaries increased $4.6 million or 7.9 percent from the fourth quarter of 2006 to the fourth quarter of 2007. Occupancy costs increased $1.2 million or 8.8 percent from $17.1 million during the fourth quarter of 2006 to $18.5 million during the fourth quarter of 2007. Higher personnel and occupancy costs are primarily related to the continued expansion of the branch network. Among other expense, credit card processing fees increased $1.5 million or 17.3 percent due to higher transaction volume in the fourth quarter of 2007 when compared to the fourth quarter of 2006. Legal costs increased $1.3 million during the fourth quarter of 2007 due to heightened loan collection activities.

Table 17 provides quarterly information for each of the quarters in 2007 and 2006. Table 18 analyzes the components of changes in net interest income between the fourth quarter of 2007 and 2006.

Table 18

CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS—FOURTH QUARTER

	2007			2006			Increase (decrease) due to:
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(dollars in thousands)
Assets
Loans and leases	$10,831,571	$186,426	6.83%	$10,167,157	$178,565	6.97%	$11,561	$(3,700)	$7,861
Investment securities:
U. S. Government	3,197,797	39,178	4.89	3,098,167	33,262	4.28	1,139	4,777	5,916
State, county and municipal	4,949	83	6.65	5,847	122	8.28	(17)	(22)	(39)
Other	69,269	773	4.43	72,831	844	4.60	(41)	(30)	(71)

Total investment securities	3,272,015	40,034	4.88	3,176,845	34,228	4.30	1,081	4,725	5,806
Overnight investments	551,723	6,403	4.60	640,787	8,532	5.28	(1,108)	(1,021)	(2,129)

Total interest-earning assets	$14,655,309	$232,863	6.31%	$13,984,789	$221,325	6.26%	$11,534	$4	$11,538

Liabilities
Deposits:
Checking With Interest	$1,384,226	$536	0.15%	$1,477,601	$464	0.12%	$(34)	$106	$72
Savings	546,410	299	0.22	606,635	326	0.21	(37)	10	(27)
Money market accounts	2,964,472	24,181	3.24	2,784,676	23,125	3.29	1,449	(393)	1,056
Time deposits	5,476,849	63,973	4.63	5,125,904	56,664	4.39	4,046	3,263	7,309

Total interest-bearing deposits	10,371,957	88,989	3.40	9,994,816	80,579	3.20	5,424	2,986	8,410
Short-term borrowings	1,439,743	13,362	3.68	1,182,339	13,461	4.52	2,668	(2,767)	(99)
Long-term obligations	404,367	6,846	6.72	424,597	7,175	6.70	(346)	17	(329)

Total interest-bearing liabilities	$12,216,067	$109,197	3.55%	$11,601,752	$101,215	3.46%	$7,746	$236	$7,982

Interest rate spread			2.76%			2.80%
Net interest income and net yield on interest-earning assets		$123,666	3.35%		$120,110	3.41%	$3,788	$(232)	$3,556

Average loans and leases includes nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.9% for each period.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

As a normal part of its business, BancShares, FCB, ISB and other subsidiaries enter into various contractual obligations and commercial commitments. Table 19 identifies significant obligations and commitments as of December 31, 2007.

LEGAL PROCEEDINGS

On February 24, 2006 DataTreasury Corporation (“DataTreasury”) filed a lawsuit in the United States District Court for the Eastern District of Texas against a number of large financial institutions including BancShares and FCB alleging patent infringement. DataTreasury claims to be the owner of multiple patents that cover check processing, and seeks to enjoin the defendants from infringing those patents and to recover damages, including royalty payment for checks processed since February 2000 and for checks processed in the future, costs and attorneys’ fees. The United States Patent and Trademark Office recently issued reexamination certificates with respect to two of four patents at issue in the claims asserted against BancShares and FCB, reaffirming all of the claims in these patents and allowing DataTreasury to include additional claims. BancShares and FCB challenge the validity of these patents, and claim that even if the patents are valid, BancShares and FCB are not liable for infringement because BancShares does not process checks and FCB’s check processing system does not infringe the patents. BancShares and FCB strenuously deny liability and are vigorously defending their positions. BancShares and FCB also have placed certain software and equipment vendors on notice of claims for defense and for indemnification in the event DataTreasury prevails.

BancShares and various subsidiaries have been named as defendants in various other legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any liability associated with those other actions will not have a material effect on BancShares’ consolidated financial statements.

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

Table 19

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

	Payments due by period
Type of obligation	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
	(thousands)
Contractual obligations:
Deposits	$12,293,715	$435,264	$187,107	$12,458	$12,928,544
Short-term borrowings	1,305,287	—	—	—	1,305,287
Long-term obligations	1,273	683	784	401,652	404,392
Operating leases	15,582	22,702	15,704	60,272	114,260

Total contractual obligations	$13,615,857	$458,649	$203,595	$474,382	$14,752,483

Commitments:
Loan commitments	$1,266,300	$965,016	$155,976	$2,585,223	$4,972,515
Standby letters of credit	45,945	5,668	83	—	51,696
Affordable housing partnerships	7,304	1,434	140		8,878

Total commitments	$1,319,549	$972,118	$156,199	$2,585,223	$5,033,089

TRANSACTIONS WITH RELATED PERSONS

BancShares’ related persons include our directors and officers, their immediate family members and any businesses or entities they control. There are several other financial institutions that, as a result of significant common ownership, are viewed as related persons. We routinely conduct business with these individuals and entities. Some of these relationships with related persons and the entities they control affect our consolidated statements of income. Fees from processing services included $29.2 million, $26.1 million and $23.0 million recorded during 2007, 2006 and 2005, for services we provided to related persons, and fee income recognized from the largest individual related institution totaled $18.0 million, $16.9 million and $14.4 million, during the respective periods.

During 2007, 2006 and 2005, we recognized legal expense of $3.8 million, $4.4 million and $4.3 million to the law firm that serves as our General Counsel and employs a member of our board of directors.

Certain of these transactions with related persons also affect our consolidated balance sheets. At December 31, 2007 and 2006, loans and leases outstanding include $38.2 million and $34.7 million in loans to related persons. Investment securities available for sale include an equity investment in an entity controlled by related persons with a carrying value of $23.8 million and $25.1 million at December 31, 2007 and 2006, respectively. The carrying value of this equity investment is established based upon the quoted price per share as of December 31 in the over-the-counter market on the OTC Bulletin Board. Short-term borrowings include $13.7 million and $41.3 million in federal funds purchased from financial institutions controlled by related persons at December 31, 2007 and 2006. Additionally, BancShares had off balance sheet obligations for unfunded loan commitments to related persons that totaled $20.5 million and $20.9 million at December 31, 2007 and 2006, respectively.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 does not require any new fair value measurements, but clarifies and standardizes some divergent practices that have emerged since prior guidance was issued. Statement 157 creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. We adopted Statement 157 on January 1, 2008, and the adoption did not have a material impact on financial condition, results of operations, or liquidity.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (Statement 159). Statement 159 allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings. We adopted Statement 159 on January 1, 2008, and the adoption did not have a material impact on financial condition, results of operations, or liquidity.

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

Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions that affect our loan portfolio, the abilities of our borrowers to repay their loans, the values of real estate and other loan collateral, and other developments or changes in our business that we do not expect.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

First Citizens BancShares, Inc.

We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and subsidiaries (BancShares) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of BancShares’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancShares as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, effective January 1, 2007, BancShares adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and effective December 31, 2006, BancShares adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BancShares’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2008, expressed an unqualified opinion on the effectiveness of BancShares’ internal control over financial reporting.

Raleigh, North Carolina

February 28, 2008

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

BancShares’ management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2007, the company’s internal control over financial reporting is effective based on those criteria.

BancShares’ independent auditors have issued an audit report on the company’s internal control over financial reporting. This report appears on page 39.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

First Citizens BancShares, Inc.

We have audited First Citizens BancShares, Inc. and subsidiaries (BancShares)’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. BancShares’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on BancShares’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, BancShares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of BancShares as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008, expressed an unqualified opinion on those consolidated financial statements. As discussed in Note A to the consolidated financial statements, effective January 1, 2007, BancShares adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and effective December 31, 2006, BancShares adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Raleigh, North Carolina

February 28, 2008

CONSOLIDATED BALANCE SHEETS

First Citizens BancShares, Inc. and Subsidiaries

	December 31
	2007	2006
	(thousands, except share data)
ASSETS
Cash and due from banks	$793,788	$1,010,984
Overnight investments	266,209	348,597
Investment securities available for sale (cost of $3,174,505 in 2007 and $2,990,444 in 2006)	3,229,241	3,001,890
Investment securities held to maturity (fair value of $7,776 in 2007 and $218,333 in 2006)	7,594	219,158
Loans and leases	10,963,904	10,273,043
Less allowance for loan and lease losses	136,974	132,004

Net loans and leases	10,826,930	10,141,039
Premises and equipment	757,694	702,926
Income earned not collected	79,343	71,562
Goodwill	102,625	102,625
Other intangible assets	5,858	8,000
Other assets	142,825	122,916

Total assets	$16,212,107	$15,729,697

LIABILITIES
Deposits:
Noninterest-bearing	$2,519,256	$2,682,997
Interest-bearing	10,409,288	10,060,327

Total deposits	12,928,544	12,743,324
Short-term borrowings	1,305,287	1,150,847
Long-term obligations	404,392	401,198
Other liabilities	132,676	123,509

Total liabilities	14,770,899	14,418,878

SHAREHOLDERS’ EQUITY
Common stock:
Class A—$1 par value (11,000,000 shares authorized; 8,756,778 shares issued for each period)	8,757	8,757
Class B—$1 par value (2,000,000 shares authorized; 1,677,675 shares issued for each period)	1,678	1,678
Surplus	143,766	143,766
Retained earnings	1,246,473	1,148,372
Accumulated other comprehensive income	40,534	8,246

Total shareholders’ equity	1,441,208	1,310,819

Total liabilities and shareholders’ equity	$16,212,107	$15,729,697

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

First Citizens BancShares, Inc. and Subsidiaries

	Year Ended December 31
	2007	2006	2005
	(thousands, except share and per share data)
INTEREST INCOME
Loans and leases	$727,581	$683,412	$574,384
Investment securities:
U. S. Government	140,986	112,461	73,472
State, county and municipal	220	235	252
Other	3,100	3,304	2,224

Total investment securities interest and dividend income	144,306	116,000	75,948
Overnight investments	32,169	30,903	19,208

Total interest income	904,056	830,315	669,540

INTEREST EXPENSE
Deposits	341,236	280,178	176,631
Short-term borrowings	55,126	41,431	14,966
Long-term obligations	27,352	32,128	26,554

Total interest expense	423,714	353,737	218,151

Net interest income	480,342	476,578	451,389
Provision for credit losses	33,594	20,922	33,514

Net interest income after provision for credit losses	446,748	455,656	417,875

NONINTEREST INCOME
Cardholder and merchant services	97,070	86,103	75,298
Service charges on deposit accounts	77,827	72,561	77,376
Wealth management services	49,305	42,213	34,726
Fees from processing services	32,531	29,631	25,598
Insurance commissions	7,735	6,942	6,390
Mortgage income	6,305	5,494	5,361
ATM income	6,515	6,803	7,842
Other service charges and fees	15,318	15,996	16,902
Securities gains (losses)	1,376	(659)	(492)
Other	1,488	6,283	8,665

Total noninterest income	295,470	271,367	257,666

NONINTEREST EXPENSE
Salaries and wages	243,871	228,472	212,997
Employee benefits	52,733	50,445	51,517
Occupancy expense	56,922	52,153	46,912
Equipment expense	56,404	52,490	50,291
Other	164,734	147,517	135,154

Total noninterest expense	574,664	531,077	496,871

Income before income taxes	167,554	195,946	178,670
Income taxes	58,937	69,455	65,808

Net income	$108,617	$126,491	$112,862

PER SHARE INFORMATION
Net income per share	$10.41	$12.12	$10.82
Average shares outstanding	10,434,453	10,434,453	10,434,453

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands, except share data)
Balance at December 31, 2004	$8,757	$1,678	$143,766	$927,621	$4,488	$1,086,310
Comprehensive income:
Net income	—	—	—	112,862	—	112,862
Unrealized securities losses arising during period, net of $4,367 deferred tax benefit	—	—	—	—	(6,933)	(6,933)
Less: reclassification adjustment for losses included in net income, net of $194 deferred tax benefit	—	—	—	—	(298)	(298)

Unrealized securities losses, net of deferred taxes	—	—	—	—	(6,635)	(6,635)

Total comprehensive income						106,227

Cash dividends	—	—	—	(11,478)	—	(11,478)

Balance at December 31, 2005	8,757	1,678	143,766	1,029,005	(2,147)	1,181,059
Adjustment resulting from adoption of :
Staff Accounting Bulletin No. 108, net of $2,803 deferred tax	—	—	—	4,354	—	4,354
SFAS No. 158, net of $1,610 deferred tax	—	—	—	—	2,502	2,502
Comprehensive income:
Net income	—	—	—	126,491	—	126,491
Unrealized securities gains arising during period, net of $4,315 deferred tax	—	—	—	—	8,577	8,577
Less: reclassification adjustment for losses included in net income, net of $260 deferred tax benefit	—	—	—	—	(399)	(399)

Unrealized securities gains, net of deferred taxes	—	—	—	—	8,976	8,976
Change in unrecognized loss on cash flow hedge, net of $708 deferred tax benefit	—	—	—	—	(1,085)	(1,085)

Total comprehensive income						134,382

Cash dividends	—	—	—	(11,478)	—	(11,478)

Balance at December 31, 2006	8,757	1,678	143,766	1,148,372	8,246	1,310,819
Adjustment resulting from adoption of FASB Interpretation No. 48	—	—	—	962	—	962
Comprehensive income:
Net income	—	—	—	108,617	—	108,617
Unrealized securities gains arising during period, net of $17,453 deferred tax	—	—	—	—	27,213	27,213
Less: reclassification adjustment for gains included in net income, net of $543 deferred tax	—	—	—	—	833	833

Unrealized securities gains, net of deferred taxes	—	—	—	—	26,380	26,380
Change in unrecognized loss on cash flow hedge, net of $1,406 deferred tax benefit	—	—	—	—	(2,155)	(2,155)
Change in prepaid pension asset, net of $5,190 deferred tax	—	—	—	—	8,063	8,063

Total comprehensive income						140,905

Cash dividends	—	—	—	(11,478)	—	(11,478)

Balance at December 31, 2007	$8,757	$1,678	$143,766	$1,246,473	$40,534	$1,441,208

At December 31, 2007, Accumulated Other Comprehensive Income includes $33,209 in unrealized gains on investment securities available for sale, $10,565 in pension asset recognized under FASB Statement No. 158, and an unrealized loss of $3,240 on a cash flow hedge.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

First Citizens BancShares, Inc. and Subsidiaries

	For the Year Ended
	2007	2006	2005
	(thousands)
OPERATING ACTIVITIES
Net income	$108,617	$126,491	$112,862
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	2,142	2,318	2,453
Provision for credit losses	33,594	20,922	33,514
Deferred tax expense (benefit)	1,597	694	(1,573)
Change in current taxes payable	497	5,394	1,581
Depreciation	51,822	48,286	45,075
Change in accrued interest payable	(1,091)	19,777	15,005
Change in income earned not collected	(7,781)	(9,526)	(14,305)
Securities losses (gains)	(1,376)	659	492
Origination of loans held for sale	(509,655)	(488,220)	(535,897)
Proceeds from sale of loans	507,591	508,883	731,913
Loss (gain) on sale of loans	633	(1,246)	(4,680)
Gain on sale of branches	—	(826)	—
Loss on premises and equipment, net	1,886	272	—
Net amortization of premiums and discounts	(4,175)	(5,307)	(1,436)
Net change in other assets	(28,415)	(12,793)	1,779
Net change in other liabilities	6,509	366	(15,100)

Net cash provided by operating activities	162,395	216,144	371,683

INVESTING ACTIVITIES
Net change in loans outstanding	(717,401)	(654,312)	(511,261)
Purchases of investment securities held to maturity	—	(26,074)	(264,700)
Purchases of investment securities available for sale	(1,661,277)	(1,265,212)	(1,334,214)
Proceeds from maturities of investment securities held to maturity	211,816	444,807	507,119
Proceeds from maturities of investment securities available for sale	1,480,591	573,429	277,939
Proceeds from sales of securities	1,392	994	—
Net change in overnight investments	82,388	132,415	(97,269)
Dispositions of premises and equipment	2,164	6,438	9,542
Additions to premises and equipment	(106,482)	(118,694)	(123,948)
Purchase and sale of branches, net of cash transferred	—	(19,450)	18,343

Net cash used by investing activities	(706,809)	(925,659)	(1,518,449)

FINANCING ACTIVITIES
Net change in time deposits	341,399	590,132	603,248
Net change in demand and other interest-bearing deposits	(156,179)	(113)	198,855
Net change in short-term borrowings	154,440	345,715	329,386
Origination of long-term obligations	180	121,408	125,000
Redemption of long-term obligation	(1,144)	(103,093)	—
Cash dividends paid	(11,478)	(11,478)	(11,478)

Net cash provided by financing activities	327,218	942,571	1,245,011

Change in cash and due from banks	(217,196)	233,056	98,245
Cash and due from banks at beginning of period	1,010,984	777,928	679,683

Cash and due from banks at end of period	$793,788	$1,010,984	$777,928

CASH PAYMENTS FOR:
Interest	$424,805	$373,514	$203,146
Income taxes	57,765	61,795	65,860
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains (losses)	$43,290	$11,446	$(10,808)
Unrealized loss on cash flow hedge	(3,561)	(1,793)	—
Prepaid pension benefit	13,253	4,112	—

See accompanying Notes to Consolidated Financial Statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

First Citizens BancShares, Inc. (BancShares) is a financial holding company with two banking subsidiaries: First-Citizens Bank & Trust Company, headquartered in Raleigh, North Carolina (FCB), which operates branches in North Carolina, Virginia, West Virginia, Maryland and Tennessee; and IronStone Bank (ISB), a federally-chartered thrift institution with branch offices in Florida, Georgia, Texas, Arizona, California, New Mexico, Colorado, Oregon and Washington. ISB also operates loan production offices in certain of these states as well as Missouri and plans to open additional loan production offices during 2008 in Oklahoma and Kansas.

FCB and ISB offer full-service banking services designed to meet the needs of retail and commercial customers in the markets in which they operate. The services offered include transaction and savings deposit accounts, commercial and consumer lending, trust, asset management and broker-dealer services, insurance services and other activities incidental to commercial banking. BancShares is also the parent company of Neuse, Incorporated, which owns some of the real property from which ISB operates its branches.

FCB has other subsidiaries that support its full-service banking operation. First Citizens Investor Services and IronStone Securities are registered broker-dealers in securities that provide investment services, including sales of annuities and third party mutual funds. Neuse Financial Services, Inc. is a title insurance agency.

On January 1, 2007, American Guaranty Insurance Company (AGI), a property and casualty insurance company, and Triangle Life Insurance Company (TLI), a credit life and credit accident and health insurance company were sold to an unrelated party.

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

Intercompany accounts and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform to statement presentations for 2007. However, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

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

At December 31, 2007 and 2006, BancShares had no investment securities held for trading purposes.

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

Management considers the established ALLL adequate to absorb probable losses that relate to loans and leases outstanding as of December 31, 2007. Management considers the established RUC adequate to absorb probable losses that relate to off-balance sheet loan commitments outstanding as of December 31, 2007. Future adjustments to the ALLL and the RUC may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares’ ALLL and the RUC. Such agencies may require the recognition of adjustments to the ALLL and RUC based on their judgments of information available to them at the time of their examination.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed by the straight-line method and are expensed over the estimated useful lives of the assets, which range from 25 to 40 years for premises and three to 10 years for furniture, software and equipment. Leasehold improvements are amortized over the terms of the respective leases or the useful lives of the improvements, whichever is shorter. Gains and losses on dispositions are recorded in other expense. Maintenance and repairs are charged to occupancy expense or equipment expense as incurred.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is tested at least annually for impairment.

Other intangible assets with estimable lives are amortized on a straight-line basis over their estimated useful lives, which are periodically reviewed for reasonableness.

Income Taxes

Income tax expense is based on income before income taxes and generally differs from income taxes paid due to deferred income taxes and benefits arising from income and expenses being recognized in different periods for financial and income tax reporting purposes. BancShares uses the asset and liability method to account for deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of BancShares’ assets and liabilities at enacted rates expected to be in effect when such amounts are realized or settled.

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

Per Share Data

Net income per share has been computed by dividing net income by the average number of both classes of common shares outstanding during each period. The average number of shares outstanding for 2007, 2006 and 2005 was 10,434,453. BancShares had no potential common stock outstanding in any period.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Cash dividends per share apply to both Class A and Class B common stock. Shares of Class A common stock carry one vote per share, while shares of Class B common stock carry 16 votes per share.

Current Accounting Matters

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies uncertainty in income taxes recognized by establishing a recognition threshold and a measurement attribute for the financial statement treatment of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 resulted in a reduction in the liability for unrecognized tax benefits, resulting in a $962 increase to the beginning balance of retained earnings.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 does not require any new fair value measurements, but clarifies and standardizes some divergent practices that have emerged since prior guidance was issued. Statement 157 creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. BancShares adopted Statement 157 on January 1, 2008, with no material impact on the financial condition, results of operations, or liquidity.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (Statement 159). Statement 159 allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings. BancShares adopted Statement 159 on January 1, 2008, with no material impact on financial condition, results of operations, or liquidity.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE B—INVESTMENT SECURITIES

The aggregate values of investment securities at December 31 along with gains and losses determined on an individual security basis are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
2007
U. S. Government	$3,129,743	$30,209	$1,110	$3,158,842
Equity securities	33,614	24,023	—	57,637
State, county and municipal	3,377	11	16	3,372
Other	7,771	1,619	—	9,390

Total investment securities available for sale	$3,174,505	$55,862	$1,126	$3,229,241

2006
U. S. Government	$2,940,810	$1,218	$16,338	$2,925,690
Equity securities	35,171	26,532	—	61,703
State, county and municipal	4,290	10	43	4,257
Other	10,173	67	—	10,240

Total investment securities available for sale	$2,990,444	$27,827	$16,381	$3,001,890

Investment securities held to maturity
2007
U. S. Government	$5,760	$109	$26	$5,843
State, county and municipal	1,584	99	—	1,683
Other	250	—	—	250

Total investment securities held to maturity	$7,594	$208	$26	$7,776

2006
U. S. Government	$217,330	$54	$1,008	$216,376
State, county and municipal	1,578	129	—	1,707
Other	250	—	—	250

Total investment securities held to maturity	$219,158	$183	$1,008	$218,333

The following table provides maturity information for investment securities at December 31. Callable securities are assumed to mature on their earliest call date.

	2007		2006
	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Maturing in:
One year or less	$1,668,239	$1,676,017	$1,515,069	$1,504,843
One through five years	1,380,012	1,401,718	1,369,763	1,366,267
Five through 10 years	6,791	6,782	6,807	6,572
Over 10 years	85,849	87,087	63,634	62,505
Equity securities	33,614	57,637	35,171	61,703

Total investment securities available for sale	$3,174,505	$3,229,241	$2,990,444	$3,001,890

Investment securities held to maturity
Maturing in:
One year or less	$250	$250	$210,232	$209,296
One through five years	149	153	401	407
Five through 10 years	5,563	5,612	46	46
Over 10 years	1,632	1,761	8,479	8,584

Total investment securities held to maturity	$7,594	$7,776	$219,158	$218,333

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The amount of securities gains (losses) reported includes the following:

	Year ended December 31,
	2007	2006	2005
Gross gains on sales of investment securities available for sale	$1,376	$328	$—
Other than temporary impairment losses	—	(987)	(469)
Other	—	—	(23)

Total securities gains (losses)	$1,376	$(659)	$(492)

In conjunction with the securitization and sale of revolving mortgage loans during 2005, BancShares retained a residual interest in the securitized assets in the form of an interest-only strip, which is included within investment securities available for sale and is carried at its estimated fair value. Quoted market prices are not readily available for residual interests, so the fair value was estimated based on various factors that may have an impact on the fair value of the residual interests. The assumed discount rate was 10 percent; the assumed rate of credit losses was 10 basis points; the estimated weighted average loan life was 3.3 years. Based on the assumptions used, the estimated fair value of the retained residual interest equaled $11,586 at the date of the securitization. Based on changes that occurred after the date of the securitization, other than temporary impairments were recorded during 2006 and 2005. The carrying value of the residual interest was $9,390 at December 31, 2007, $10,240 at December 31, 2006 and $11,902 at December 31, 2005.

The following table provides additional information regarding unrealized losses as of December 31:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2007
Investment securities available for sale:
U.S. Government	$145,612	$237	$208,711	$873	$354,323	$1,110
Equity securities	—	—	—	—	—	—
State, county and municipal	25	—	2,163	16	2,188	16

Total	$145,637	$237	$210,874	$889	$356,511	$1,126

Investment securities held to maturity:
U.S. Government	$—	$—	$48	$26	$48	$26
State, county and municipal	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$—	$—	$48	$26	$48	$26

December 31, 2006
Investment securities available for sale:
U.S. Government	$835,311	$2,867	$1,635,549	$13,471	$2,470,860	$16,338
Equity securities	—	—	—	—	—	—
State, county and municipal	389	1	3,080	42	3,469	43

Total	$835,700	$2,868	$1,638,629	$13,513	$2,474,329	$16,381

Investment securities held to maturity:
U.S. Government	$—	$—	$209,451	$1,008	$209,451	$1,008
State, county and municipal	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$—	$—	$209,451	$1,008	$209,451	$1,008

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Investment securities with an aggregate fair value of $210,922 have had continuous unrealized losses for more than twelve months as of December 31, 2007. The aggregate amount of the unrealized losses among those 99 securities was $915 at December 31, 2007. These securities include U.S. Government, government agency and state, county and municipal securities. The unrealized losses relate to fixed-rate debt securities that have incurred fair value reductions due to higher market interest rates since the respective purchase date. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

Investment securities having an aggregate carrying value of $2,402,221 at December 31, 2007 and $2,401,839 at December 31, 2006, were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

NOTE C—LOANS AND LEASES

Loans and leases outstanding at December 31 include the following:

	2007	2006
Real estate:
Construction and land development	$810,818	$783,680
Commercial mortgage	3,982,496	3,725,752
Residential mortgage	1,029,030	1,025,235
Revolving mortgage	1,494,431	1,326,403
Other mortgage	145,552	165,223

Total real estate loans	7,462,327	7,026,293
Commercial and industrial	1,707,394	1,526,818
Consumer	1,368,228	1,360,524
Lease financing	340,601	294,366
Other	85,354	65,042

Total loans and leases	$10,963,904	$10,273,043

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

In conjunction with the securitization and sale, BancShares established a servicing asset that represented the estimated fair value of the right to service the loans that were securitized and sold. This asset is being amortized over the estimated servicing life of 149 months.

	2007	2006	2005
Carrying value of servicing asset at January 1	$936	$1,179	$—
Servicing asset created from securitization and sale	—	—	1,401
Amortization expense recognized during the year	187	243	222
Impairment recognized during the year	190	—	—

Carrying value of servicing asset at December 31	$559	$936	$1,179

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

At December 31, 2007, 20.6 percent of total loans and leases represent loans to customers in medical-related fields, compared to 18.7 percent at December 31, 2006. There were no foreign loans outstanding during either period, nor were there any loans to finance highly leveraged transactions. Substantially all loans and leases are to customers domiciled within BancShares’ principal market areas.

At December 31, 2007 loans totaling $245,165 were pledged to secure debt obligations, compared to $274,692 at December 31, 2006.

At December 31, 2007 and 2006 nonperforming loans and leases totaled $13,021 and $14,882, respectively, all of which are nonaccrual. Gross interest income on nonperforming loans that would have been recorded had these loans been performing was $1,200, $1,271 and $551, respectively, during 2007, 2006 and 2005. Interest income recognized on nonperforming loans was $465, $226 and $821 during the respective periods. As of December 31, 2007 and 2006, the balance of other real estate was $6,893 and $6,028. Loans transferred to other real estate totaled $4,779, $4,338 and $6,431 during 2007, 2006 and 2005. Loans past due 90 days or more and still accruing totaled $7,124 and $5,185 at December 31, 2007 and 2006, respectively.

In each period, BancShares originated much of its residential mortgage loan production through correspondent mortgage banks. Loan sale activity for 2007, 2006 and 2005 is summarized below:

	2007	2006	2005
Loans held for sale at December 31	$75,822	$80,805	$90,923
For the year ended December 31:
Loans sold	508,224	507,637	727,233
Net gain (loss) on sale of loans	(633)	1,246	4,680

NOTE D—ALLOWANCE FOR CREDIT LOSSES

Activity in the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded commitments, is summarized as follows:

	Allowance for Loan and Lease Losses	Reserve for Unfunded Commitments	Allowance for Credit Losses
Balance at December 31, 2004	$123,861	$6,971	$130,832
Allowance released from sale of loans	(1,537)	(48)	(1,585)
Provision for credit losses	33,514	—	33,514
Loans and leases charged off	(32,911)	—	(32,911)
Loans and leases recovered	5,920	—	5,920

Net charge-offs	(26,991)	—	(26,991)

Balance at December 31, 2005	128,847	6,923	135,770

Provision for credit losses	21,203	(281)	20,922
Loans and leases charged off	(24,353)	—	(24,353)
Loans and leases recovered	6,307	—	6,307

Net charge-offs	(18,046)	—	(18,046)

Balance at December 31, 2006	132,004	6,642	138,646

Provision for credit losses	32,939	655	33,594
Loans and leases charged off	(32,690)	—	(32,690)
Loans and leases recovered	4,721	—	4,721

Net charge-offs	(27,969)	—	(27,969)

Balance at December 31, 2007	$136,974	$7,297	$144,271

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

At December 31, 2007 and 2006, impaired loans, exclusive of those loans evaluated collectively as a homogeneous group, totaled $10,621 and $11,557, respectively, all of which were classified as nonaccrual. Total allowances of $2,148 and $1,874 have been established for impaired loans outstanding as of December 31, 2007 and 2006, respectively. Allowances have been established for all impaired loans.

The average recorded investment in impaired loans during the years ended December 31, 2007, 2006 and 2005 was $10,844, $13,986 and $8,480, respectively. For the years ended December 31, 2007, 2006 and 2005, BancShares recognized cash basis interest income on those impaired loans of $391, $153 and $113 respectively.

During early 2008, due to deteriorating borrower cash flow and recognition of reductions in collateral value, we identified $23,067 in residential construction loans where collection of additional interest is doubtful. These loans were placed on nonaccrual status during the first quarter of 2008. Allowances associated with these loans totaled $1,202 following their classification as nonaccrual.

NOTE E—PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31 are summarized as follows:

	2007	2006
Land	$163,314	$152,313
Premises and leasehold improvements	656,640	595,325
Furniture and equipment	297,193	273,866

Total	1,117,147	1,021,504
Less accumulated depreciation and amortization	359,453	318,578

Total premises and equipment	$757,694	$702,926

There were no premises pledged to secure borrowings at December 31, 2007 and 2006.

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

Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2007:

Year Ending December 31:
2008	$15,582
2009	13,079
2010	9,623
2011	8,417
2012	7,287
Thereafter	60,272

Total minimum payments	$114,260

Total rent expense for all operating leases amounted to $18,034 in 2007, $15,207 in 2006 and $14,433 in 2005, net of rent income, which totaled $1,930, $1,962 and $1,977 during 2007, 2006 and 2005.

NOTE F—DEPOSITS

Deposits at December 31 are summarized as follows:

	2007	2006
Demand	$2,519,256	$2,682,997
Checking With Interest	1,459,123	1,600,925
Money market accounts	2,961,794	2,755,502
Savings	536,933	593,861
Time	5,451,438	5,110,039

Total deposits	$12,928,544	$12,743,324

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Time deposits with a minimum denomination of $100 totaled $2,323,768 and $2,061,676 at December 31, 2007 and 2006, respectively.

At December 31, 2007 the scheduled maturities of time deposits were:

2008	$4,816,609
2009	293,236
2010	142,028
2011	128,415
2012	58,692
Thereafter	12,458

Total time deposits	$5,451,438

NOTE G—SHORT-TERM BORROWINGS

Short-term borrowings at December 31 are as follows:

	2007	2006
Master notes	$923,424	$741,029
Repurchase agreements	286,090	251,135
Notes payable to Federal Home Loan Bank of Atlanta	50,000	75,000
Federal funds purchased	23,893	66,066
Other	21,880	17,617

Total short-term borrowings	$1,305,287	$1,150,847

At December 31, 2007, BancShares and its subsidiaries had unused credit lines allowing access to overnight borrowings of up to $525,000 on an unsecured basis. Additionally, under various borrowing arrangements with the Federal Reserve and the Federal Home Loan Bank of Atlanta, BancShares and its subsidiaries have access, on a secured basis, to additional borrowings as needed.

NOTE H—LONG-TERM OBLIGATIONS

Long-term obligations at December 31 include:

	2007	2006
Junior subordinated debenture at 8.05 percent maturing March 5, 2028	$154,640	$154,640
Junior subordinated debenture at 3-month LIBOR plus 1.75 percent maturing June 30, 2036	118,557	118,557
Subordinated notes payable at 5.125 percent maturing June 1, 2015	125,000	125,000
Obligations under capitalized leases extending to July 2026	6,015	3,001
Note payable at 7.50 percent maturing on October 17, 2022	180	—

Total long-term obligations	$404,392	$401,198

The 8.05 percent junior subordinated debenture issued in 1998 (the 1998 Debenture) is held by FCB/NC Capital Trust I. FCB/NC Capital Trust I purchased the 1998 Debenture with the proceeds from the $150,000 in 8.05 percent trust preferred capital securities issued in 1998 (the 1998 Preferred Securities). The 1998 Debenture is the sole asset of the trust. The 1998 Preferred Securities are redeemable in whole or in part after March 1, 2008 at a premium that declines until 2018, when the redemption price equals the par value.

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

The 2006 Preferred Securities and the 2006 Debenture were issued with a variable rate of 175 basis points above the 3-month LIBOR. During the second quarter of 2006, BancShares entered into an interest rate swap to synthetically convert the variable rate coupon on the securities to a fixed rate of 7.125 percent for a period of five years.

FCB/NC Capital Trust I and FCB/NC Capital Trust III are grantor trusts established by BancShares for the purpose of issuing trust preferred capital securities.

The subordinated notes issued during 2005 are unsecured obligations of FCB and are junior to existing and future senior indebtedness and obligations to depositors and general or secured creditors.

Long-term obligations maturing in each of the five years subsequent to December 31, 2007 include:

2008	$1,273
2009	330
2010	353
2011	379
2012	405
Thereafter	401,652

Total long-term obligations	$404,392

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

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$793,788	$793,788	$1,010,984	$1,010,984
Overnight investments	266,209	266,209	348,597	348,597
Investment securities available for sale	3,229,241	3,229,241	3,001,890	3,001,890
Investment securities held to maturity	7,594	7,776	219,158	218,333
Loans, net of allowance for loan and lease losses	10,826,930	11,242,024	10,141,039	9,944,260
Income earned not collected	79,343	79,343	71,562	71,562
Deposits	12,928,544	12,989,047	12,743,324	12,805,792
Short-term borrowings	1,305,287	1,305,287	1,150,847	1,150,847
Long-term obligations	404,392	406,639	401,198	403,488
Accrued interest payable	62,288	62,288	63,379	63,379

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

At December 31, 2007, the $115,000 interest rate swap had a fair value of $5,354, which is included in other liabilities. At December 31, 2006, the fair value of the swap was $1,793.

For off-balance sheet commitments and contingencies, carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares’ financial position.

NOTE J—EMPLOYEE BENEFIT PLANS

BancShares sponsors benefit plans for its qualifying employees including a noncontributory defined benefit pension plan and a 401(k) savings plan. Both of the plans are qualified under the Internal Revenue Code. BancShares also maintains agreements with certain executives that provide supplemental benefits that are paid upon death or separation from service at an agreed-upon age.

Defined Benefit Pension Plan

Employees who qualify under length of service and other requirements participate in a noncontributory defined benefit pension plan. Under the plan, benefits are based on years of service and average earnings. The policy is to fund amounts approximating the maximum amount that is deductible for federal income tax purposes. BancShares contributed $20,000 in 2007, $25,000 in 2006 and $30,000 in 2005. The plan’s assets consist of investments in FCB’s common trust funds, which include listed common stocks and fixed income securities, as well as investments in mid-cap, small-cap, REIT and international stocks through unaffiliated money managers.

BancShares discontinued offering benefits under the defined benefit pension plan to employees hired after March 31, 2007. Employees hired on or before March 31, 2007 were allowed the option of continued participation in the defined benefit plan and the existing 401(k) plan or enrollment in an enhanced 401(k) benefit plan beginning January 1, 2008. Employees who elected to enroll in the enhanced 401(k) benefit plan discontinued the accrual of additional years of service under the defined benefit plan after January 1, 2008. Based on the elections made by participants, a curtailment charge of $763 was recorded during 2007.

Benefit Obligations

The following table calculates the projected benefit obligation at December 31, 2007 and 2006:

	2007	2006
Benefit obligation at beginning of year	$300,981	$296,709
Service cost	14,428	14,408
Interest cost	18,388	16,598
Actuarial gain	(16,571)	(16,200)
Transfer to related parties	(8)	(225)
Benefits paid	(10,767)	(10,309)
Plan amendments	1,064	—

Benefit obligation at end of year	$307,515	$300,981

The accumulated benefit obligation for the plan at December 31, 2007 and 2006 equaled $248,992 and $242,130, respectively. The plan uses a measurement date of December 31.

The assumptions used to determine the benefit obligations as of December 31 are as follows:

	2007	2006
Discount rate	6.25%	5.75%
Rate of compensation increase	4.25%	4.25%

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Plan Assets

The following table describes the changes in plan assets during 2007 and 2006. Employer contributions and benefits paid include only those amounts contributed directly to or paid directly from plan assets.

	2007	2006
Fair value of plan assets at beginning of year	$352,425	$296,619
Actual return on plan assets	20,531	41,373
Employer contributions	20,000	25,000
Transfer to related parties	(9)	(258)
Benefits paid	(10,767)	(10,309)

Fair value of plan assets at end of year	$382,180	$352,425

The following table describes the actual allocation of plan assets as of December 31, 2007 and 2006 and the projected allocation for 2008. The expected long-term rate of return on plan assets was 8.50% at December 31, 2007 and 2006.

	2008 Target	Actual, December 31,
		2007	2006
Equity securities	60%	59%	61%
Debt securities	40%	40%	38%
Cash and equivalents	—	1%	1%

Total	100%	100%	100%

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

Funded Status

The funded status of the plan, which represents the prepaid pension asset included within other assets on the consolidated balance sheet, is:

	December 31,
	2007	2006
Fair value of plan assets	$382,180	$352,425
Benefit obligation	307,515	300,981

Funded status	74,665	51,444
Amounts not yet recognized:
Unrecognized net loss	—	—
Unrecognized prior service cost	—	—

Net asset recognized	$74,665	$51,444

Prepaid benefit cost	$74,665	$51,444
Accrued benefit cost	—	—

Net asset recognized	$74,665	$51,444

Accumulated other comprehensive income, excluding income taxes
Net gain	$19,602	$6,314
Less prior service cost	2,237	2,202

Accumulated other comprehensive income, excluding income taxes	$17,365	$4,112

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

At December 31, 2007 and 2006, the fair value of plan assets exceeded both the projected benefit obligation and the accumulated benefit obligation.

Cash Flows

During 2008, BancShares anticipates making contributions to the pension plan totaling $10,000. Following are estimated payments to pension plan participants in the indicated periods:

Projected Benefit payments
2008	$10,581
2009	11,440
2010	12,441
2011	13,586
2012	14,971
2013-2017	97,879

Net Periodic Cost

The following table shows the components of periodic benefit cost related to the pension plan for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Service cost	$14,428	$14,408	$13,504
Interest cost	18,388	16,598	16,101
Expected return on assets	(25,716)	(22,776)	(18,893)
Amortization of prior service cost	266	231	283
Amortization of net actuarial loss	1,902	2,924	2,836

Total net periodic benefit cost	9,268	11,385	13,831
Curtailment cost	763	—	—

Total net periodic benefit cost	$10,031	$11,385	$13,831

The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Discount rate	5.75%	5.50%	5.75%
Rate of compensation increase	4.25%	4.25%	4.75%
Expected return on plan assets	8.50%	8.50%	8.50%

401(k) Savings Plan

Employees are also eligible to participate in a 401(k) plan after 31 days of service through deferral of portions of their salary. Based on the employee’s contribution, BancShares matches up to 75 percent of the employee contribution. BancShares made participating contributions of $6,863, $6,381 and $5,965 during 2007, 2006 and 2005, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Additional Benefits for Executives and Directors and Officers of Acquired Entities

FCB and ISB have entered into contractual agreements with certain executives that provide payments for a period of ten years following separation from service at an agreed-upon age. These agreements also provide a death benefit in the event a participant dies before the term of the agreement ends. FCB has also assumed liability for contractual obligations to directors and officers of acquired entities.

The following table provides the accrued liability as of December 31, 2007 and 2006 and the changes in the accrued liability during the years then ended.

	Year Ended December 31,
	2007	2006
Present value of accrued liability as of January 1	$17,358	$18,119
Benefit expense	1,491	—
Benefits paid	(725)	(851)
Benefits forfeited	(213)	(475)
Interest cost	17	565

Present value of accrued liability as of December 31	$17,928	$17,358

Discount rate at December 31	6.25%	5.75%

NOTE K—NONINTEREST EXPENSE

Other noninterest expense for the years ended December 31 included the following:

	2007	2006	2005
Cardholder and merchant processing	$41,882	$37,286	$32,067
Cardholder reward programs	12,529	9,228	5,878
Telecommunications	10,501	9,844	9,873
Postage	9,614	8,926	8,045
Advertising	7,499	7,212	7,206
Processing fees paid to third parties	7,004	5,845	4,332
Legal	6,410	5,244	4,124
Courier service	5,401	6,624	5,076
Other	63,894	57,308	58,553

Total other noninterest expense	$164,734	$147,517	$135,154

NOTE L—INCOME TAXES

At December 31, income tax expense consisted of the following:

	2007	2006	2005
Current tax expense
Federal	$53,794	$62,389	$59,190
State	3,546	6,372	8,191

Total current tax expense	57,340	68,761	67,381

Deferred tax expense (benefit)
Federal	941	(146)	(2,120)
State	656	840	547

Total deferred tax expense (benefit)	1,597	694	(1,573)

Total income tax expense	$58,937	$69,455	$65,808

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent to pretax income as a result of the following:

	2007	2006	2005
Income taxes at statutory rates	$58,644	$68,581	$62,535
Increase (reduction) in income taxes resulting from:
Nontaxable income on loans, leases and investments, net of nondeductible expenses	(1,419)	(1,053)	(797)
State and local income taxes, including change in valuation allowance, net of federal income tax benefit	2,731	4,688	5,680
Tax credits	(1,771)	(1,645)	(1,128)
Other, net	752	(1,116)	(482)

Total income tax expense	$58,937	$69,455	$65,808

The net deferred tax asset included the following components at December 31:

	2007	2006
Allowance for loan and lease losses	$54,664	$52,414
Executive separation from service agreements	7,064	6,833
State operating loss carryforward	1,249	959
Unrealized loss on cash flow hedge	2,114	708
FIN48 gross-up	9,761	—
Other	6,588	5,080

Gross deferred tax asset	81,440	65,994
Less valuation allowance	785	694

Deferred tax asset	80,655	65,300

Accelerated depreciation	5,693	7,085
Lease financing activities	11,783	12,825
Pension asset	29,422	20,292
Net unrealized gains (losses) included in comprehensive income	21,402	4,576
Net deferred loan fees and costs	5,444	4,533
Intangible asset	9,460	8,023
Other	5,541	3,610

Deferred tax liability	88,745	60,944

Net deferred tax (liability) asset	$(8,090)	$4,356

The valuation allowance necessary to reduce BancShares’ gross state deferred tax asset to the amount that is more likely than not to be realized was $785 and $694 at December 31, 2007 and 2006, respectively.

With few exceptions, BancShares and its subsidiaries are no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2004.

BancShares adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48), on January 1, 2007. As a result of the implementation of FIN48, BancShares recognized a $962 decrease in the liability for unrecognized income tax benefits, which was accounted for as an increase to the beginning balance of retained earnings during 2007.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

A reconciliation of the beginning and ending amount of unrecognized income tax benefits follows. Unrecognized state tax benefits are not adjusted for the impact of federal taxes.

2007
Unrecognized tax benefits at beginning of year	$10,068
Additions based on tax positions related to current year	2,586
Additions based on tax positions related to prior years	2,792
Reductions based on lapse of statute	(4,106)
Settlements	—

Unrecognized tax benefits at end of year	$11,340

Included in the balance at December 31, 2007, are $9,761 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Additions based on tax positions related to prior years primarily relate to interest. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The total amount of unrecognized income tax benefits as of January 1, 2007 and December 31, 2007 that, if recognized, would affect the effective tax rate is $1,178 and $1,579 (net of the federal benefit on state tax issues) respectively.

BancShares recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Accrued interest and penalties on unrecognized income tax benefits totaled $700 and $800 as of January 1, 2007 and December 31, 2007 respectively.

NOTE M—TRANSACTIONS WITH RELATED PERSONS

BancShares, FCB and ISB have had, and expect to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (Related Persons). An analysis of changes in the aggregate amounts of loans to Related Persons for the year ended December 31, 2007 is as follows:

Balance at beginning of year	$34,660
New loans	16,242
Repayments	12,722

Balance at end of year	$38,180

In addition to these outstanding loan balances there is $20,496 available to Related Persons in unfunded loan commitments.

BancShares provides processing and operational services to other financial institutions. Certain of these institutions are deemed to be Related Persons since significant shareholders of BancShares are also deemed to be significant shareholders of the other banks. During 2007, 2006 and 2005, BancShares received $29,234, $26,057 and $23,961, respectively, for services rendered to these Related Persons, substantially all of which is included in fees from processing services and relates to data processing services. The amount recorded from the largest individual institution totaled $17,960, $16,914 and $14,433 for 2007, 2006 and 2005, respectively.

Other expense includes $3,773, $4,376 and $4,299 in legal expense incurred during 2007, 2006 and 2005, respectively, for the firm that serves as BancShares’ general counsel. The senior attorney of that firm is a Related Person since he is member of BancShares’ board of directors.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Investment securities available for sale includes an investment in a financial institution controlled by Related Persons. This investment had a carrying value of $23,788 and $25,085 at December 31, 2007 and 2006, respectively. For each period, the investment had a cost of $508. Short-term borrowings includes $13,700 and $41,300 in federal funds purchased from financial institutions controlled by Related Persons at December 31, 2007 and 2006.

NOTE N—BUSINESS COMBINATIONS

On January 1, 2007, BancShares completed the sale of American Guaranty Insurance Company and Triangle Life Insurance Company. During the fourth quarter of 2006, BancShares completed the sale of the principal assets of T-TECH, Inc. (T-TECH). T-TECH provided payment processing services to third parties. T-TECH was subsequently dissolved. These transactions did not have a material impact on the consolidated financial statements.

BancShares and its banking subsidiaries have participated in various business transactions involving branch offices. All of the acquisitions have been accounted for as purchases, with the results of operations included in BancShares’ consolidated financial statements after the transaction date.

The following table provides information regarding the acquisitions and divestitures of branches that have been consummated during the three-year period ended December 31, 2007:

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

NOTE O—GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill activity during 2007 and 2006:

	2007	2006
Balance, January 1	$102,625	$102,735
Goodwill written off due to sale of branch	—	(110)

Balance, December 31	$102,625	$102,625

The following information relates to other intangible assets, all of which are being amortized over their estimated useful lives:

	2007	2006
Balance, January 1	$8,000	$10,318
Amortization	(2,142)	(2,318)

Balance, December 31	$5,858	$8,000

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Based on current estimated useful lives and current carrying values, BancShares anticipates amortization expense for intangible assets in subsequent periods will be:

2008	$2,049
2009	1,656
2010	1,534
2011	248
2012	202
Beyond 2012	169

$5,858

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

Based on the most recent notifications from its regulators, FCB and ISB are well-capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2007 BancShares, FCB and ISB met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect FCB’s and ISB’s well-capitalized status.

Following is an analysis of capital ratios for BancShares, FCB and ISB as of December 31, 2007 and 2006.

	December 31, 2007			December 31, 2006
	Amount	Ratio	Requirement for Well-Capitalized	Amount	Ratio	Requirement for Well-Capitalized
BancShares
Tier 1 capital	$1,557,190	13.02%	6.00%	$1,456,947	12.93%	6.00%
Total capital	1,836,763	15.36	10.00	1,732,026	15.37	10.00
Leverage capital	1,557,190	9.63	5.00	1,456,947	9.39	5.00

FCB
Tier 1 capital	1,188,599	12.23	6.00	1,104,132	11.95	6.00
Total capital	1,433,069	14.75	10.00	1,344,202	14.55	10.00
Leverage capital	1,188,599	8.81	5.00	1,104,132	8.33	5.00

ISB
Tier 1 capital	261,500	11.94	6.00	245,402	12.56	6.00
Total capital	286,301	13.07	10.00	268,978	13.77	10.00
Leverage capital	261,500	11.21	5.00	245,402	11.52	5.00

The Board of Directors of FCB may declare a dividend on a portion of its undivided profits as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, without prior regulatory approval. As of December 31, 2007, the amount was $956,007. However, to preserve its well- capitalized status, the maximum amount of the dividend was limited to $461,427. Dividends declared by FCB amounted to $43,830 in 2007, $39,952 in 2006 and $32,194 in 2005.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

BancShares and its banking subsidiaries are subject to various requirements imposed by state and federal banking statutes and regulations, including regulations requiring the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of vault cash. For 2007 the requirements averaged $169,386 for FCB and $9,502 for ISB.

NOTE Q—COMMITMENTS AND CONTINGENCIES

In order to meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit-risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment. At December 31, 2007 and 2006, BancShares had unused commitments totaling $4,972,515 and $4,453,178 respectively.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At December 31, 2007 and 2006, BancShares had standby letters of credit amounting to $51,696 and $47,666, respectively.

DataTreasury Corporation (“DataTreasury”) has sued a number of large financial institutions including BancShares and FCB alleging patent infringement. DataTreasury claims to be the owner of multiple patents that cover check processing, and seeks royalty payment for checks processed since February 2000 and for checks processed in the future. The United States Patent and Trademark Office recently issued reexamination certificates with respect to two of four patents at issue in the claims asserted against BancShares and FCB, reaffirming all of the claims in these patents and allowing DataTreasury to include additional claims. BancShares and FCB challenge the validity of these patents, and claim that even if the patents are valid, BancShares and FCB are not liable for infringement because BancShares does not process checks and FCB’s check processing system does not infringe the patents. BancShares and FCB strenuously deny liability and are vigorously defending their positions. BancShares and FCB also have placed certain software and equipment vendors on notice of claims for defense and for indemnification in the event DataTreasury prevails.

BancShares and various subsidiaries have been named as defendants in various other legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on BancShares’ consolidated financial statements.

NOTE R—SEGMENT DISCLOSURES

BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and ISB. Although FCB and ISB offer similar products and services to customers, each entity operates in distinct geographic markets and has separate management groups. Additionally, the financial results and trends of ISB reflect the de novo nature of its growth.

FCB is a mature banking institution that operates from a single charter from its branch network in North Carolina, Virginia, West Virginia, Maryland and Tennessee. ISB began operations in 1997 and operates from a thrift charter in Florida, Georgia, Texas, New Mexico, Arizona, California, Oregon, Washington, Colorado and Missouri. ISB’s significance to BancShares’ consolidated financial results continues to grow.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Management has determined that FCB and ISB are reportable business segments. In the aggregate, FCB and its consolidated subsidiaries, which are integral to its branch operation, and ISB account for more than 90 percent of consolidated assets, revenues and net income. The ‘Other’ category in the accompanying table includes activities of the parent company and Neuse, Incorporated, a subsidiary that owns real property used in the banking operation.

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

The following table provides selected financial information for BancShares’ reportable business segments:

	2007
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$141,071	$752,383	$44,884	$938,338	$(34,282)	$904,056
Interest expense	77,257	322,374	58,365	457,996	(34,282)	423,714

Net interest income (expense)	63,814	430,009	(13,481)	480,342	—	480,342
Provision for credit losses	9,034	24,560	—	33,594	—	33,594

Net interest income (expense) after provision for credit losses	54,780	405,449	(13,481)	446,748	—	446,748
Noninterest income	13,509	291,496	421	305,426	(9,956)	295,470
Noninterest expense	79,933	504,173	514	584,620	(9,956)	574,664

Income (loss) before income taxes	(11,644)	192,772	(13,574)	167,554	—	167,554
Income taxes	(3,935)	67,579	(4,707)	58,937	—	58,937

Net income (loss)	$(7,709)	$125,193	$(8,867)	$108,617	$—	$108,617

At December 31, 2007
Total assets	$2,341,223	$13,582,263	$2,595,256	$18,518,742	$(2,306,635)	$16,212,107
Loans and leases	2,071,681	8,892,223	—	10,963,904	—	10,963,904
Allowance for loan and lease losses	23,648	113,326	—	136,974	—	136,974
Deposits	1,856,927	11,129,545	—	12,986,472	(57,928)	12,928,544

	2006
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$124,895	$702,596	$31,345	$858,836	$(28,521)	$830,315
Interest expense	58,593	270,460	53,205	382,258	(28,521)	353,737

Net interest income (expense)	66,302	432,136	(21,860)	476,578	—	476,578
Provision for credit losses	3,548	17,374	—	20,922	—	20,922

Net interest income (expense) after provision for credit losses	62,754	414,762	(21,860)	455,656	—	455,656
Noninterest income	11,383	267,340	1,177	279,900	(8,533)	271,367
Noninterest expense	71,500	466,034	2,076	539,610	(8,533)	531,077

Income (loss) before income taxes	2,637	216,068	(22,759)	195,946	—	195,946
Income taxes	456	76,919	(7,920)	69,455	—	69,455

Net income (loss)	$2,181	$139,149	$(14,839)	$126,491	$—	$126,491

At December 31, 2006
Total assets	$2,136,683	$13,329,580	$2,249,501	$17,715,764	$(1,986,067)	$15,729,697
Loans and leases	1,869,884	8,403,159	—	10,273,043	—	10,273,043
Allowance for loan and lease losses	22,446	109,558	—	132,004	—	132,004
Deposits	1,763,095	11,027,482	—	12,790,577	(47,253)	12,743,324

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

	2005
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$97,840	$571,127	$11,622	$680,589	$(11,049)	$669,540
Interest expense	36,622	161,895	30,683	229,200	(11,049)	218,151

Net interest income (expense)	61,218	409,232	(19,061)	451,389	—	451,389
Provision for credit losses	8,029	25,485	—	33,514	—	33,514

Net interest income (expense) after provision for credit losses	53,189	383,747	(19,061)	417,875	—	417,875
Noninterest income	7,692	255,995	1,547	265,234	(7,568)	257,666
Noninterest expense	65,150	437,198	2,091	504,439	(7,568)	496,871

Income (loss) before income taxes	(4,269)	202,544	(19,605)	178,670	—	178,670
Income taxes	(1,390)	74,001	(6,803)	65,808	—	65,808

Net income (loss)	$(2,879)	$128,543	$(12,802)	$112,862	$—	$112,862

At December 31, 2005
Total assets	$1,855,981	$12,720,711	$1,913,563	$16,490,255	$(1,837,627)	$14,652,628
Loans and leases	1,679,883	7,976,347	—	9,656,230	—	9,656,230
Allowance for loan and lease losses	19,443	109,404	—	128,847	—	128,847
Deposits	1,423,456	10,798,361	—	12,221,817	(47,959)	12,173,858

NOTE S—FIRST CITIZENS BANCSHARES, INC. (PARENT COMPANY)

First Citizens BancShares, Inc.’s principal assets are its investments in and receivables from its subsidiaries. Its sources of income are dividends and interest income. The Parent Company’s condensed balance sheets as of December 31, 2007 and 2006, and the related condensed statements of income and cash flows for the years ended December 31, 2007, 2006 and 2005 are as follows:

CONDENSED BALANCE SHEETS

	December 31
	2007	2006
Assets
Cash	$28,364	$9,403
Investment securities	315,490	217,423
Investment in subsidiaries	1,625,072	1,494,838
Due from subsidiaries	641,643	563,445
Other assets	46,753	54,948

Total assets	$2,657,322	$2,340,057

Liabilities and Shareholders’ Equity
Short-term borrowings	$923,424	$741,029
Long-term obligations	273,197	273,197
Other liabilities	19,493	15,012
Shareholders’ equity	1,441,208	1,310,819

Total liabilities and shareholders’ equity	$2,657,322	$2,340,057

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31
	2007	2006	2005
Interest income	$44,884	$31,109	$11,446
Interest expense	58,610	53,679	31,048

Net interest expense	(13,726)	(22,570)	(19,602)
Dividends from subsidiaries	43,830	44,952	32,194
Other income (loss)	421	(175)	(202)
Other operating expense	2,084	1,670	1,553

Income before income tax benefit and equity in undistributed net income of subsidiaries	28,441	20,537	10,837
Income tax benefit	(5,414)	(8,570)	(7,516)

Income before equity in undistributed net income of subsidiaries	33,855	29,107	18,353
Equity in undistributed net income of subsidiaries	74,762	97,384	94,509

Net income	$108,617	$126,491	$112,862

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$108,617	$126,491	$112,862
Adjustments
Undistributed net income of subsidiaries	(74,762)	(97,384)	(94,509)
Net amortization of premiums and discounts	(247)	308	(215)
Securities gains	—	(328)	—
Change in other assets	11,149	5,762	2,420
Change in other liabilities	1,695	6,518	(2,495)

Net cash provided by operating activities	46,452	41,367	18,063

INVESTING ACTIVITIES
Net change in due from subsidiaries	(78,198)	(132,618)	(286,537)
Purchases of investment securities	(149,906)	(161,655)	(34,837)
Maturities of investment securities	53,696	70,585	3,517
Investment in subsidiaries	(24,000)	(36,404)	(10,677)

Net cash used by investing activities	(198,408)	(260,092)	(328,534)

FINANCING ACTIVITIES
Net change in short-term borrowings	182,395	220,444	307,198
Origination of long-term obligations	—	118,557	—
Redemption of long-term obligations	—	(103,093)	—
Cash dividends paid	(11,478)	(11,478)	(11,478)

Net cash provided by financing activities	170,917	224,430	295,720

Net change in cash	18,961	5,705	(14,751)
Cash balance at beginning of year	9,403	3,698	18,449

Cash balance at end of year	$28,364	$9,403	$3,698

Cash payments for
Interest	$58,159	$54,214	$30,415
Income taxes	57,765	61,795	65,860
Supplemental disclosure of noncash investing and financing activities:
Unrealized securities gains (losses)	43,290	11,446	(10,808)
Unrealized loss on cash flow hedge	(3,561)	(1,793)	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2008

FIRST CITIZENS BANCSHARES, INC. (Registrant)

/S/    FRANK B. HOLDING, JR.*

Frank B. Holding, Jr.

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on February 28, 2008.

Signature	Title	Date

/s/ LEWIS R. HOLDING* Lewis R. Holding	Chairman	February 28, 2008

/s/ FRANK B. HOLDING* Frank B. Holding	Executive Vice Chairman	February 28, 2008

/s/ FRANK B. HOLDING, JR.* Frank B. Holding, Jr.	President and Chief Executive Officer	February 28, 2008

/S/ KENNETH A. BLACK Kenneth A. Black	Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	February 28, 2008

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	February 28, 2008

/s/ CARMEN HOLDING AMES * Carmen Holding Ames	Director	February 28, 2008

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	February 28, 2008

/s/ GEORGE H. BROADRICK * George H. Broadrick	Director	February 28, 2008

/s/ HOPE HOLDING CONNELL * Hope Holding Connell	Director	February 28, 2008

/s/ HUBERT M. CRAIG, III * Hubert M. Craig, III	Director	February 28, 2008

/s/ H. LEE DURHAM, JR. * H. Lee Durham, Jr.	Director	February 28, 2008

/s/ LEWIS M. FETTERMAN * Lewis M. Fetterman	Director	February 28, 2008

/s/ DANIEL L. HEAVNER * Daniel L. Heavner	Director	February 28, 2008

Charles B.C. Holt	Director

Signature	Title	Date

/s/ LUCIUS S. JONES * Lucius S. Jones	Director	February 28, 2008

/s/ ROBERT E. MASON, IV * Robert E. Mason, IV	Director	February 28, 2008

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	February 28, 2008

/s/ LEWIS T. NUNNELEE, II * Lewis T. Nunnelee, II	Director	February 28, 2008

/s/ JAMES M. PARKER * James M. Parker	Director	February 28, 2008

/s/ RALPH K. SHELTON * Ralph K. Shelton	Director	February 28, 2008

/s/ R. C. SOLES, JR. * R. C. Soles, Jr.	Director	February 28, 2008

/s/ DAVID L. WARD, JR * David L. Ward, Jr.	Director	February 28, 2008

*	Kenneth A. Black hereby signs this Annual Report on Form 10-K on February 28, 2008, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/S/ KENNETH A. BLACK
Kenneth A. Black As Attorney-In-Fact

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1992)
3.2	Bylaws of the Registrant, as amended (incorporated by reference from Registrant’s Form 8-K dated January 25, 2008)
4.1	Specimen of Registrant’s Class A Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993)
4.2	Specimen of Registrant’s Class B Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1993)
4.3	Amended and Restated Trust Agreement of FCB/NC Capital Trust I (incorporated by reference from Registration No. 333-59039)
4.4	Form of Guarantee Agreement (incorporated by reference from Registration No. 333-59039)
4.5	Junior Subordinated Indenture dated March 5, 1998 between Registrant and Bankers Trust Company, as Debenture Trustee (incorporated by reference from Registration No. 333-59039)
4.6	Indenture dated June 1, 2005 between Registrant’s subsidiary First-Citizens Bank & Trust Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Registrant’s 8-K dated
June 1, 2005)
4.7	First Supplemental Indenture dated June 1, 2005 between Registrant’s subsidiary First-Citizens Bank & Trust Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Registrant’s Form 8-K dated June 1, 2005)
4.8	Amended and Restated Trust Agreement of FCB/NC Capital Trust III (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)
4.9	Guarantee Agreement relating to Registrant’s guarantee of the capital securities of FCB/NC Capital Trust III (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)
4.10	Junior Subordinated Debenture dated May 18, 2006 between Registrant and Wilmington Trust Company, as Debenture Trustee (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)
10.1	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Lewis R. Holding (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2007)
10.2	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 28, 2007 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Frank B. Holding (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2007)
10.3	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and James B. Hyler, Jr. (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2007)
10.4	Offer of employment by Registrant’s Subsidiary First-Citizens Bank & Trust Company to Carol B. Yochem dated August 3, 2005 (incorporated by reference to Registrant’s 2006 Form 10-K)
10.5	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007, between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Carol B. Yochem (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007)
10.6	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007, between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Kenneth A. Black (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007)
10.8	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Frank B. Holding, Jr. (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2007)
10.9	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Hope Holding Connell (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10.10	Consultation Agreement dated July 24, 2006, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (incorporated by reference to Registrant’s 2006 Form 10-K)
10.11	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007, between Registrant’s Subsidiary IronStone Bank and James M. Parker (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2007)
10.13	Article IV Section 4.1.d of the Agreement and Plan of Reorganization and Merger by and among First Investors Savings Bank, Inc., SSB, First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page II-38 of Registrant’s S-4 Registration Statement filed with the SEC on December 19, 1994 (Registration No. 33-84514)
10.14	Article IV Section 4.1.e of the Agreement and Plan of Reorganization and Merger by and among State Bank and First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page I-36 of Registrant’s S-4 Registration Statement filed with the SEC on November 16, 1994 (Registration No.
33-86286)
21	Subsidiaries of the Registrant (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Lewis R. Holding, Chief Executive Officer prior to January 28, 2008 (filed herewith)
31.2	Certification of Frank B. Holding, Jr., Chief Executive Officer effective January 28, 2008 (filed herewith)
31.3	Certification of Chief Financial Officer (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)
99.1	Proxy Statement for Registrant’s 2008 Annual Meeting (separately filed)

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO

KENNETH A. BLACK, CHIEF FINANCIAL OFFICER OF FIRST CITIZENS BANCSHARES, INC.