Form 10-Q
period 2008-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2008-05-08
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 ☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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
Large accelerated filer    ☒      Accelerated filer         Non-accelerated filer        Smaller reporting company   r

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes              No    ☒

Class A Common Stock—$1 Par Value—8,756,778 shares
Class B Common Stock—$1 Par Value—1,677,675 shares
 (Number of shares outstanding, by class, as of May 8, 2008)

INDEX

		Page(s)

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at March 31, 2008, December 31, 2007 and March 31, 2007	3

	Consolidated Statements of Income for the three-month periods ended March 31, 2008, and March 31, 2007	4

	Consolidated Statements of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2008, and March 31, 2007	5

	Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2008, and March 31, 2007	6

	Notes to Consolidated Financial Statements	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4	Controls and Procedures	25

PART II.                       OTHER INFORMATION
Item 6.	Exhibits.

PART I
Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets
First Citizens BancShares, Inc. and Subsidiaries

	March 31*	December 31#	March 31*
	2008	2007	2007
Assets	(thousands, except share data)
Cash and due from banks	$734,581	$793,788	$847,202
Overnight investments	803,500	266,209	799,848
Investment securities available for sale	3,198,948	3,229,241	2,934,995
Investment securities held to maturity	7,189	7,594	96,803
Loans and leases	11,029,937	10,963,904	10,262,356
Less allowance for loan and lease losses	141,591	136,974	132,640
Net loans and leases	10,888,346	10,826,930	10,129,716
Premises and equipment	773,658	757,694	726,041
Income earned not collected	77,967	79,343	74,648
Goodwill	102,625	102,625	102,625
Other intangible assets	5,343	5,858	7,427
Other assets	154,361	142,825	134,473
Total assets	$16,746,518	$16,212,107	$15,853,778

Liabilities
Deposits:
Noninterest-bearing	$2,540,340	$2,519,256	$2,701,786
Interest-bearing	10,686,651	10,409,288	10,020,746
Total deposits	13,226,991	12,928,544	12,722,532
Short-term borrowings	1,270,813	1,305,287	1,245,025
Long-term obligations	609,335	404,392	405,356
Other liabilities	153,345	132,676	138,538
Total liabilities	15,260,484	14,770,899	14,511,451
Shareholders' Equity
Common stock:
Class A - $1 par value (8,756,778 shares issued for all periods)	8,757	8,757	8,757
Class B - $1 par value (1,677,675 shares issued for all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,275,989	1,246,473	1,175,449
Accumulated other comprehensive income	55,844	40,534	12,677
Total shareholders' equity	1,486,034	1,441,208	1,342,327
Total liabilities and shareholders' equity	$16,746,518	$16,212,107	$15,853,778
* Unaudited
# Derived from the 2007 Annual Report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries
	Three Months Ended March 31,
	2008	2007
Interest income	(thousands, except share and per share data)
Loans and leases	$177,164	$176,600
Investment securities:
U. S. Government	35,333	32,744
State, county and municipal	53	58
Other	772	774
Total investment securities interest and dividend income	36,158	33,576
Overnight investments	4,081	7,461
Total interest income	217,403	217,637
Interest expense
Deposits	79,259	80,011
Short-term borrowings	8,181	12,682
Long-term obligations	7,386	6,755
Total interest expense	94,826	99,448
Net interest income	122,577	118,189
Provision for credit losses	10,118	3,532
Net interest income after provision for credit losses	112,459	114,657
Noninterest income
Cardholder and merchant services income	23,050	22,377
Service charges on deposit accounts	19,981	17,157
Wealth management services	13,182	11,697
Fees from processing services	8,804	8,187
Other service charges and fees	4,090	3,751
Mortgage income	1,990	1,779
Insurance commissions	2,481	2,128
ATM income	1,659	1,587
Securities gains	8,051	-
Other	380	368
Total noninterest income	83,668	69,031
Noninterest expense
Salaries and wages	62,785	58,594
Employee benefits	18,183	13,177
Occupancy expense	15,349	13,855
Equipment expense	13,960	13,772
Other	35,364	39,197
Total noninterest expense	145,641	138,595
Income before income taxes	50,486	45,093
Income taxes	18,101	16,109
Net income	$32,385	$28,984
Average shares outstanding	10,434,453	10,434,453
Net income per share	$3.10	$2.78
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity
First Citizens BancShares, Inc. and Subsidiaries
					Accumulated
	Class A	Class B			Other	Total
	Common	Common		Retained	Comprehensive	Shareholders'
	Stock	Stock	Surplus	Earnings	Income (loss)	Equity
	(thousands, except share data)
Balance at December 31, 2006	$8,757	$1,678	$143,766	$1,148,372	$8,246	$1,310,819
Adjustment resulting from adoption of
FASB Interpretation No. 48	-	-	-	962	-	962
Comprehensive income:
Net income	-	-	-	28,984	-	28,984
Unrealized securities gains arising during period,
net of $2,973 deferred tax	-	-	-	-	4,722	4,722
Change in unrecognized loss on cash flow hedge,
net of $190 deferred tax benefit	-	-	-	-	(291)	(291)
Total comprehensive income						33,415
Cash dividends	-	-	-	(2,869)	-	(2,869)
Balance at March 31, 2007	$8,757	$1,678	$143,766	$1,175,449	$12,677	$1,342,327

Balance at December 31, 2007	$8,757	$1,678	$143,766	$1,246,473	$40,534	$1,441,208
Comprehensive income:
Net income	-	-	-	32,385	-	32,385
Unrealized securities gains arising during period,
net of $10,551 deferred tax	-	-	-	-	17,501	17,501
Change in unrecognized loss on cash flow hedge,
net of $1,429 deferred tax benefit	-	-	-	-	(2,191)	(2,191)
Total comprehensive income						47,695
Cash dividends	-	-	-	(2,869)	-	(2,869)
Balance at March 31, 2008	$8,757	$1,678	$143,766	$1,275,989	$55,844	$1,486,034
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries

	Three months ended March 31,
	2008	2007
	(thousands)
OPERATING ACTIVITIES
Net income	$32,385	$28,984
Adjustments to reconcile net income to cash
provided by operating activities:
Amortization of intangibles	515	573
Provision for credit losses	10,118	3,532
Deferred tax benefit	(5,866)	(2,654)
Change in current taxes payable	29,742	15,058
Depreciation	13,306	12,678
Change in accrued interest payable	(14,521)	(907)
Change in income earned not collected	1,376	(3,086)
Securities gains	(8,051)	-
Origination of loans held for sale	(153,883)	(118,184)
Proceeds from sale of loans	127,682	128,448
Loss (gain) on sale of loans	(244)	(467)
Net amortization of premiums and discounts	(388)	(1,208)
Net change in other assets	(14,792)	(19,162)
Net change in other liabilities	1,625	1,335
Net cash provided by operating activities	19,004	44,940
INVESTING ACTIVITIES
Net change in loans outstanding	(44,886)	5,494
Purchases of investment securities available for sale	(410,582)	(309,431)
Proceeds from maturities of investment securities held to maturity	406	122,355
Proceeds from maturities of investment securities available for sale	477,365	385,229
Net change in overnight investments	(537,291)	(451,251)
Dispositions of premises and equipment	-	505
Additions to premises and equipment	(29,270)	(32,140)
Net cash used by investing activities	(544,258)	(279,239)
FINANCING ACTIVITIES
Net change in time deposits	68,199	(17,073)
Net change in demand and other interest-bearing deposits	230,248	(3,719)
Net change in short-term borrowings	(34,531)	94,178
Origination of long-term obligations	205,000	-
Cash dividends paid	(2,869)	(2,869)
Net cash provided by financing activities	466,047	70,517

Change in cash and due from banks	(59,207)	(163,782)
Cash and due from banks at beginning of period	793,788	1,010,984
Cash and due from banks at end of period	$734,581	$847,202
CASH PAYMENTS FOR:
Interest	$109,347	$100,355
Income taxes	1,583	3,562
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains	$28,052	$7,695
Unrealized loss on cash flow hedge	(3,620)	(2,274)
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note A
Accounting Policies and Other Matters
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
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the 2007 First Citizens BancShares, Inc. Form 10-K.  Certain amounts for prior periods have been reclassified to conform with statement presentations for 2008.  However, the reclassifications have no effect on shareholders’ equity or net income as previously reported.
At March 31, 2008, loans totaling $1,315,382 were pledged to secure debt obligations, compared to $265,548 at March 31, 2007.  ISB's home equity loans and residential mortgage loans were pledged to the Federal Home Loan Bank of Atlanta (FHLB) during both periods.  For March 31, 2008, ISB had also pledged its commercial real estate loans to the FHLB.

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

	March 31, 2008
	ISB	FCB	Other	Total	Adjustments	Consolidated
	(thousands)
Interest income	$35,899	$178,948	$8,410	$223,257	$(5,854)	$217,403
Interest expense	20,002	69,587	11,091	100,680	(5,854)	94,826
Net interest income	15,897	109,361	(2,681)	122,577	-	122,577
Provision for credit losses	5,716	4,402	-	10,118	-	10,118
Net interest income after provision for credit losses	10,181	104,959	(2,681)	112,459	-	112,459
Noninterest income	3,133	83,189	(1)	86,321	(2,653)	83,668
Noninterest expense	20,658	127,012	624	148,294	(2,653)	145,641
Income (loss) before income taxes	(7,344)	61,136	(3,306)	50,486	-	50,486
Income tax expense (credit)	(2,763)	22,018	(1,154)	18,101	-	18,101
Net income (loss)	$(4,581)	$39,118	$(2,152)	$32,385	$-	$32,385
At March 31, 2008:
Total assets	$2,661,988	$13,930,381	$2,691,191	$19,283,560	$(2,537,042)	$16,746,518
Loans and leases	2,129,561	8,900,376	-	11,029,937	-	11,029,937
Allowance for loan and lease losses	27,715	113,876	-	141,591	-	141,591
Deposits	2,070,666	11,209,084	-	13,279,750	(52,759)	13,226,991

	March 31, 2007
	ISB	FCB	Other	Total	Adjustments	Consolidated
	(thousands)
Interest income	$33,808	$181,867	$9,851	$225,526	$(7,889)	$217,637
Interest expense	17,935	76,123	13,279	107,337	(7,889)	99,448
Net interest income	15,873	105,744	(3,428)	118,189	-	118,189
Provision for credit losses	318	3,214	-	3,532	-	3,532
Net interest income after provision for credit losses	15,555	102,530	(3,428)	114,657	-	114,657
Noninterest income	3,201	69,022	(127)	72,096	(3,065)	69,031
Noninterest expense	19,105	122,436	119	141,660	(3,065)	138,595
Income (loss) before income taxes	(349)	49,116	(3,674)	45,093	-	45,093
Income tax expense (credit)	(83)	17,463	(1,271)	16,109	-	16,109
Net income (loss)	$(266)	$31,653	$(2,403)	$28,984	$-	$28,984
At March 31, 2007:
Total assets	$2,225,229	$13,359,371	$2,438,870	$18,023,470	$(2,169,692)	$15,853,778
Loans and leases	1,881,368	8,380,988	-	10,262,356	-	10,262,356
Allowance for loan and lease losses	22,580	110,060	-	132,640	-	132,640
Deposits	1,826,095	10,935,271	-	12,761,366	(38,834)	12,722,532

Note C
Employee Benefits

BancShares recognized pension expense totaling $1,666 and $2,625, respectively, in the three-month periods ended March 31, 2008 and 2007.  Pension expense is included as a component of employee benefit expense.

	Three month periods ended March 31,
Components of Net Periodic Benefit Cost	2008	2007
Service cost	$5,457	$4,235
Interest cost	9,087	5,250
Expected return on assets	(12,975)	(7,442)
Amortization of prior service cost	97	59
Amortization of net actuarial loss	-	523
Total net periodic benefit cost	$1,666	$2,625

The expected long-term rate of return on plan assets for 2008 is 8.50 percent, and the assumed discount rate is 6.25 percent.

Note D
Fair Value Disclosures

BancShares adopted the provisions of SFAS No. 157 Fair Value Measurements (Statement 157) and SFAS No. 159 The Fair Value Option for Financial Assets and Liabilities (Statement 159) on January 1, 2008.

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

Statement 157 defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, BancShares considers the principal or most advantageous market in which those assets or liabilities are sold and considers assumptions that market participants would use when pricing those assets or liabilities.  Fair values determined using level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined based on level 2 inputs, which exist when observable data exists for similar assets and liabilities.  Fair values for assets and liabilities that are not actively traded in observable markets are based on level 3 inputs, which are considered to be unobservable.

Among BancShares’ assets and liabilities, investment securities available for sale and an interest rate swap accounted for as a cash flow hedge are reported at their fair values on a recurring basis.  Certain other assets are adjusted to their fair value on a nonrecurring basis, including loans held for sale, which are carried at the lower of cost or market, and goodwill and other intangible assets, which are periodically tested for impairment.  Loans held for investment, deposits, short-term borrowings and long-term obligations are not reported at fair value.

For assets and liabilities carried at fair value, the following table provides fair value information as of March 31, 2008:

Fair value measurements at March 31, 2008 using:
Description	Fair value at March 31, 2008	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets measured at fair value	(thousands)
Investment securities available for sale	$ 3,198,948	$ 3,071,031	$ 79,521	$ 48,396

Liabilities measured at fair value
Cash flow hedge	8,974	-	8,974	-

Prices for US Treasury and government agency securities are readily available in the active markets in which those securities are traded, and the resulting fair values are shown in the ‘Level 1 input’ column.  Prices for mortgage-backed securities and for state, county and municipal securities are obtained for similar securities, and the resulting fair values are shown in the ‘Level 2 input’ column.  Prices for all other securities, which include a residual interest that was retained from a securitization transaction and other non-marketable investments, are determined based on various assumptions that are not observable.  The fair values for these investment securities are shown in the ‘Level 3 input’ column.  With respect to the residual interest in the asset securitization, the assumed prepayment speed, discount rate and credit spread are not observable in the market due to illiquidity and the uniqueness of the underlying assets. Non-marketable investment securities, which are carried at their purchase price, include those that may only be redeemed by the issuer.

Under the terms of the existing cash flow hedge, BancShares pays a fixed payment to the counterparty in exchange for receipt of a variable payment that is determined based on the 3-month LIBOR rate.  The fair value of the cash flow hedge is therefore based on projected LIBOR rates for the duration of the hedge, values that, while observable in the market, are subject to adjustment due to pricing considerations for the specific instrument.

For those investment securities available for sale with fair values that are determined by reliance on significant unobservable inputs, the following table identifies the factors causing the change in fair value from January 1, 2008 to March 31, 2008:

Description	Investment securities available for sale with fair values based on significant unobservable inputs
(thousands)
Beginning balance, January 1, 2008	$ 40,016
Total gains (losses), realized or unrealized:
Included in earnings
Included in other comprehensive income	411
Purchases, sales, issuances and settlements, net	7,969
Transfers in/out of Level 3	-
Ending balance, March 31, 2008	$ 48,396

No gains or losses were reported for the three-month period ended March 31, 2008 that relate to fair values estimated based on significant unobservable inputs.

Statement 159 allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings.  Upon the adoption of Statement 159, BancShares did not elect to report any assets and liabilities at fair value.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
Management's discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares).  This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report.   Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2008, the reclassifications have no effect on shareholders' equity or net income as previously reported.

OVERVIEW
BancShares is a financial holding company with two wholly owned banking subsidiaries: First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and IronStone Bank (ISB), a federally-chartered thrift institution.  FCB operates branches in North Carolina, Virginia, West Virginia, Maryland and Tennessee.  ISB operates in Georgia, Florida, Texas, New Mexico, Arizona, California, Oregon, Washington, Colorado, Oklahoma, Missouri and Kansas.  Unless otherwise noted, the terms we, us and BancShares refer to the consolidated financial position and consolidated results of operations for BancShares.
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
Various external factors influence customer demand for our loan, lease and deposit products.  In an effort to stimulate and control the rate of growth of economic activity and inflation, monetary actions by the Federal Reserve are significant to the interest rate environment in which we operate.  Interest rate decisions by the Federal Reserve have a significant impact on the pricing of and demand for loan, deposit and cash management products.
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
Financial institutions frequently focus their strategic and operating emphasis on maximizing profitability and therefore measure their relative success by reference to profitability measures such as return on average assets or return on average shareholders’ equity.  BancShares’ profitability measures have historically compared unfavorably to the returns of similar-sized financial holding companies.  Instead, we place primary emphasis upon asset quality, balance sheet liquidity and capital conservation, even when those priorities may be detrimental to short-term profitability.
Based on our organization’s competitive position and strategic focus within the financial services industry, we believe opportunities for significant growth and expansion exist.  We operate in diverse and growing geographic markets and believe that by offering competitive products and superior customer service, we can increase our business volumes and profitability.  In recent years, we have focused our efforts on customers who own their own businesses, medical and other professionals and financially active individuals.
We seek to increase fee income in areas such as cardholder and merchant services, insurance, cash management and wealth management services.  Leveraging our investments in technology, we also focus on opportunities to generate income by providing processing services to other banks.

Financial Summary					Table 1

	2008	2007
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Summary of Operations	(thousands, except share data and ratios)
Interest income	$ 217,403	$ 230,826	$ 232,120	$ 223,473	$ 217,637
Interest expense	94,826	109,197	111,185	103,884	99,448
Net interest income	122,577	121,629	120,935	119,589	118,189
Provision for credit losses	10,118	11,795	17,333	934	3,532
Net interest income after provision
for credit losses	112,459	109,834	103,602	118,655	114,657
Noninterest income	83,668	76,534	77,285	72,620	69,031
Noninterest expense	145,641	146,285	146,906	142,878	138,595
Income before income taxes	50,486	40,083	33,981	48,397	45,093
Income taxes	18,101	13,920	11,362	17,546	16,109
Net income	$ 32,385	$ 26,163	$ 22,619	$ 30,851	$ 28,984
Net interest income-taxable equivalent	$ 124,430	$ 123,666	$ 122,980	$ 121,409	$ 119,964
Selected Quarterly Averages
Total assets	$ 16,307,994	$ 16,276,649	$ 16,092,009	$ 15,725,976	$ 15,572,613
Investment securities	3,183,636	3,272,015	3,162,011	3,047,753	3,092,261
Loans and leases	10,961,706	10,831,571	10,623,247	10,360,913	10,230,858
Interest-earning assets	14,691,141	14,655,309	14,476,247	14,118,884	13,908,622
Deposits	12,905,651	12,876,549	12,728,527	12,524,786	12,502,206
Interest-bearing liabilities	12,309,132	12,216,067	12,052,307	11,698,285	11,557,940
Long-term obligations	475,732	404,367	405,101	405,339	408,277
Shareholders' equity	$ 1,466,411	$ 1,420,348	$ 1,385,284	$ 1,353,739	$ 1,323,327
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453
Selected Quarter-End Balances
Total assets	$ 16,746,518	$ 16,212,107	$ 16,311,870	$ 16,008,605	$ 15,853,778
Investment securities	3,206,137	3,236,835	3,266,150	3,023,799	3,031,798
Loans and leases	11,029,937	10,963,904	10,763,158	10,513,041	10,262,356
Interest-earning assets	15,039,574	14,466,948	14,542,241	14,232,802	14,094,002
Deposits	13,226,991	12,928,544	12,980,447	12,772,322	12,722,532
Interest-bearing liabilities	12,566,799	12,118,967	12,170,559	11,830,904	11,671,127
Long-term obligations	609,335	404,392	404,266	405,314	405,356
Shareholders' equity	$ 1,486,034	$ 1,441,208	$ 1,401,575	$ 1,367,980	$ 1,342,327
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453
Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets	0.80%	0.64%	0.56%	0.79%	0.75%
Shareholders' equity	8.88	7.31	6.48	9.14	8.88
Dividend payout ratio	8.87	10.96	12.67	9.29	9.89
Liquidity and Capital Ratios (averages)
Loans and leases to deposits	84.94%	84.12%	83.46%	82.72%	81.83%
Shareholders' equity to total assets	8.99	8.73	8.61	8.61	8.50
Time certificates of $100,000 or more to
total deposits	18.13	18.04	17.67	16.95	16.60
Per Share of Stock
Net income	$ 3.10	$ 2.51	$ 2.17	$ 2.96	$ 2.78
Cash dividends	0.275	0.275	0.275	0.275	0.275
Book value at period end	142.42	138.12	134.32	131.10	128.64
Tangible book value at period end	132.07	127.72	123.88	120.61	118.10

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

PERFORMANCE SUMMARY
BancShares realized an increase in earnings during the first quarter of 2008 compared to the first quarter of 2007.  Consolidated net income during the first quarter of 2008 equaled $32.4 million compared to $29.0 million earned during the corresponding period of 2007.   The annualized return on average assets was 0.80 percent during the first quarter of 2008, compared to 0.75 percent during the same period of 2007.  The annualized return on average equity was 8.88 percent during 2008, unchanged from 2007.  Net income per share during the first quarter of 2008 totaled $3.10, compared to $2.78 during the first quarter of 2007, an 11.5 percent increase.
The $3.4 million or 11.7 percent earnings increase resulted primarily from a gain arising from the redemption of Visa, Inc. stock in conjunction with its initial public offering and the reversal of an accrued liability for Visa member bank liabilities established in 2007.   Significantly higher provision for credit losses reduced current period earnings.

INTEREST-EARNING ASSETS
Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset.  Riskier investments typically carry a higher interest rate, but expose the investor to potentially higher levels of default.  We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures.   Our investment securities portfolio includes high-quality assets, primarily United States Treasury and government agency securities.  Generally, the investment securities portfolio grows and shrinks based on trends among loans and leases, deposits and borrowings.  When growth among deposits and borrowings exceeds loan and lease demand, we invest excess funds in the securities portfolio.  Conversely, when loan and lease demand exceeds growth in deposit and borrowings, we use proceeds from maturing securities to fund loan and lease demand. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.
During the first quarter of 2008, interest-earning assets averaged $14.69 billion, an increase of $782.5 million or 5.6 percent from the first quarter of 2007.  This increase primarily reflects growth in the loan and lease portfolio.
Loans and leases.  At March 31, 2008 and 2007, loans and leases totaled $11.03 billion and $10.26 billion, respectively.  The $767.6 million or 7.5 percent growth from March 31, 2007 to March 31, 2008 resulted from growth within the commercial mortgage, revolving mortgage and commercial and industrial loan portfolios.
Commercial real estate loans totaled $4.05 billion at March 31, 2008, representing 36.8 percent of total loans and leases.  This balance represents an increase of $313.8 million or 8.4 percent since March 31, 2007.  Demand for loans secured by owner-occupied medical and professional facilities remained reasonably strong, particularly in expansion markets.  These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.
Commercial and industrial loans equaled $1.72 billion or 15.6 percent of total loans and leases outstanding.  These loans have increased $170.4 million or 11.0 percent since March 31, 2007.  Customer demand and expansion markets have supported the growth of these loans.
At March 31, 2008, revolving mortgage loans totaled $1.52 billion, representing 13.8 percent of total loans outstanding, an increase of $219.9 million or 16.9 percent compared to March 31, 2007.  Retail customers have increased utilization of home equity loans due to lower market rates compared to other consumer debt alternatives.
Construction and land development loans totaled $817.8 million or 7.4 percent of total loans at March 31, 2008, an increase of $38.1 million or 4.9 percent since March 31, 2007.   Given the continuing softening of real estate markets, we have lessened our focus on growth of this area of lending, particularly in the Atlanta, Georgia and Southwest Florida markets.

Loans and Leases					Table 2

	2008	2007
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Real estate:	(thousands)
Construction and land development	$ 817,832	$ 810,818	$ 816,328	$ 784,960	$ 779,718
Commercial mortgage	4,053,773	3,982,496	3,899,289	3,815,113	3,739,948
Residential mortgage	1,027,469	1,029,030	1,037,460	1,038,602	1,020,945
Revolving mortgage	1,521,191	1,494,431	1,454,659	1,374,212	1,301,311
Other mortgage	147,082	145,552	153,487	159,421	157,576
Total real estate loans	7,567,347	7,462,327	7,361,223	7,172,308	6,999,498
Commercial and industrial	1,721,927	1,707,394	1,615,550	1,589,519	1,551,532
Consumer	1,308,269	1,368,228	1,375,001	1,362,356	1,345,631
Lease financing	340,620	340,601	329,535	315,965	302,581
Other	91,774	85,354	81,849	72,893	63,114
Total loans and leases	11,029,937	10,963,904	10,763,158	10,513,041	10,262,356
Less allowance for loan and lease losses	141,591	136,974	133,576	129,276	132,640
Net loans and leases	$ 10,888,346	$ 10,826,930	$ 10,629,582	$ 10,383,765	$ 10,129,716

We anticipate moderate growth in commercial mortgage and commercial and industrial loans in 2008, as our expansion into new markets continues to generate higher levels of loan and lease demand among our business customers.  All growth projections are subject to change as a result of economic deterioration or improvement, competitive forces and other external factors.
Investment securities.  Investment securities available for sale equaled $3.20 billion at March 31, 2008, compared to $2.93 billion at March 31, 2007.  The $264.0 million or 9.0 percent increase resulted from growth in deposits and borrowings that was not absorbed by loan and lease growth.  Available-for-sale securities are reported at their aggregate fair value.  Investment securities held to maturity totaled $7.2 million at March 31, 2008, compared to $96.8 million at March 31, 2007.  In order to augment liquidity, we continued to reinvest proceeds from maturities of held-to-maturity securities into securities designated as available-for sale.  Securities that are classified as held to maturity reflect BancShares’ ability and positive intent to hold those investments until maturity.
Income on interest-earning assets.  Interest income amounted to $217.4 million during the first quarter of 2008, a $234,000 decrease from the first quarter of 2007.  During the first quarter of 2008, the impact of lower asset yields more than offset the impact of balance sheet growth when compared to the same period of 2007.  The taxable-equivalent yield on interest-earning assets equaled 6.00 percent for the first quarter of 2008, compared to 6.38 percent for the corresponding period of 2007.
Loan and lease interest income for the first quarter of 2008 equaled $177.2 million, an increase of $564,000 from the first quarter of 2007, the combined result of lower yields offset by favorable growth in average loan and lease balances.  The taxable-equivalent yield was 6.51 percent during the first quarter of 2008, a 50 basis point reduction from the same period of 2007.  The reduced yields resulted from new loans and leases originated at current market rates and repricing of outstanding variable-rate loans.  Average loans and leases increased $730.8 million or 7.1 percent from 2007 to 2008.

Investment Securities								Table 3

	March 31, 2008				March 31, 2007
			Average	Taxable			Average	Taxable
		Fair	Maturity	Equivalent		Fair	Maturity	Equivalent
	Cost	Value	(Yrs./Mos.)	Yield	Cost	Value	(Yrs./Mos.)	Yield
	(thousands)
Investment securities available for sale:
U. S. Government:
Within one year	$1,575,484	$1,596,864	0/6	4.85%	$1,522,251	$1,515,123	0/6	4.06%
One to five years	1,407,293	1,443,238	1/7	3.77	1,267,976	1,268,807	1/7	4.92
Five to ten years	4,362	4,376	5/8	4.85	6,335	6,139	6/4	4.88
Over ten years	75,168	75,776	26/9	5.47	71,151	70,047	27/5	5.45
Total	3,062,307	3,120,254	1/8	4.37	2,867,713	2,860,116	1/0	5.45
State, county and municipal:
Within one year	1,072	1,075	0/6	3.81	871	870	0/3	3.02
One to five years	1,875	1,877	2/4	4.23	2,726	2,692	2/6	3.97
Five to ten years	356	373	5/0	4.95	470	476	5/11	4.90
Over ten years	66	66	20/8	4.44	211	211	24/4	3.46
Total	3,369	3,391	2/4	4.15	4,278	4,249	3/6	3.86
Other
Within one year	-	-		-	-	-	-
One to five years	-	-		-	-	-	-
Five to ten years	-	-		-	-	-	-
Over ten years	7,053	8,672	12/1	11.13	9,566	10,039	11/2	10.66
Total	7,053	8,672	11/2	11.13	9,566	10,039	11/2	10.66
Equity securities	42,714	66,631			34,297	60,591
Total investment securities
available for sale	$3,115,443	$3,198,948			$2,915,854	$2,934,995
Investment securities held to maturity:
U. S. Government:
Within one year	$-	$-	-	-	$88,294	$87,889	0/4	3.71%
One to five years	-	-	-	-	3	3	2/11	8.00
Five to ten years	5,163	5,267	9/0	5.54%	1,175	1,165	9/11	5.71
Over ten years	191	226	19/3	6.31	5,500	5,502	10/1	5.59
Total	5,354	5,493	9/5	5.56	94,972	94,559	1/0	3.85
State, county and municipal:
Within one year	-	-			-	-
One to five years	149	153	1/1	5.88	149	154	4/1	5.88
Five to ten years	-	-			-	-
Over ten years	1,436	1,520	10/1	6.02	1,432	1,548	12/1	6.02
Total	1,585	1,673	9/3	6.01	1,581	1,702	10/3	6.01
Other
Within one year	-	-			-	-
One to five years	250	250	0/4	3.25	250	250	1/4	3.25
Five to ten years	-	-			-	-
Total	250	250	0/4	3.25	250	250	1/4	3.25
Total investment securities
held to maturity	7,189	7,416	9/1	5.58	96,803	96,511	1/0	3.88
Total investment securities	$3,122,632	$3,206,364			$3,012,657	$3,031,506
Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income tax purposes and 6.9% for state income taxes for all periods.

Interest income earned on the investment securities portfolio amounted to $36.2 million during the first quarter of 2008 and $33.6 million during the same period of 2007, an increase of $2.6 million or 7.7 percent.  This increase in income is the result of slightly improved yields and higher average volume.  The taxable-equivalent yield increased 18 basis points from 4.54 percent in the first quarter of 2007 to 4.72 percent in the first quarter of 2008 due to higher market rates.   Average investment securities increased $91.4 million from $3.09 billion during the first quarter of 2007 to $3.18 billion during the first quarter of 2008.  We anticipate significant reduction in the yield on the investment securities portfolio during the remaining quarters of 2008 due to sharply lower market rates on purchases of new securities.
Interest income from overnight investments amounted to $4.1 million during the first quarter of 2008, a decrease of $3.4 million from the $7.5 million earned during the first quarter of 2007, the combined result of a yield decline of 216 basis points and a $39.7 million reduction in average balances.

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
Deposits.  At March 31, 2008, total deposits equaled $13.23 billion, an increase of $504.5 million or 4.0 percent over March 31, 2007.  Average interest-bearing deposits were $10.51 billion during the first quarter of 2008, an increase of $564.6 million or 5.7 percent from the first quarter of 2007.  Average time deposits increased $383.9 million or 7.5 percent to $5.50 billion from the first quarter of 2007 to the same period of 2008.  During the first quarter of 2008, money market accounts averaged $3.06 billion, compared to $2.77 billion in the first quarter of 2007.  Partially offsetting these increases, average balances of Checking With Interest dropped $56.1 million while average savings accounts declined $52.7 million.
We attribute the growth of time deposits since the first quarter of 2007 to the volatility in the stock market and overall instability of the economy.  However, due to significantly lower rates, we expect the composition of interest-bearing deposits will shift throughout 2008 with reductions in time deposits and increases in balances held in money market accounts.  Competition for deposit business in our market areas is extremely intense.  While we have access to non-deposit borrowing sources, we prefer to fund loan and lease demand with traditional core bank deposits.  Therefore, generating acceptable levels of deposit growth is a critical challenge for us, particularly during periods of strong loan demand.
Short-term borrowings   At March 31, 2008, short-term borrowings totaled $1.27 billion compared to $1.25 billion at March 31, 2007.  For the quarters ended March 31, 2008 and 2007, short-term borrowings averaged $1.32 billion and $1.20 billion, respectively.  The $119.1 million or 9.9 percent growth in average short-term borrowings was the result of significantly higher customer demand for our commercial master note and overnight repurchase obligation products, key offerings within our cash management suite of products.
Long-term obligations.  Long-term obligations equaled $609.3 million at March 31, 2008, up $204.0 million from March 31, 2007.   During the first quarter 2008, we sought to take advantage of lower funding costs on long-term borrowings from the Federal Home Loan Bank of Atlanta.
Expense on interest-bearing liabilities.  Interest expense amounted to $94.8 million during the first quarter of 2008, a $4.6 million or 4.6 percent decrease from the first quarter of 2007.  The lower interest expense was the net result of lower rates and higher average volume.  The rate on average interest-bearing liabilities equaled 3.10 percent during the first quarter of 2008, a 39 basis point decrease in the aggregate blended rate on interest-bearing liabilities as compared to the first quarter of 2007.    Average interest-bearing liabilities increased $751.2 million or 6.5 percent from first quarter of 2007 to the first quarter of 2008.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - First Quarter
									Table 4

		2008			2007			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets	(thousands)
Loans and leases	$10,961,706	$177,664	6.51%	$10,230,858	$177,065	7.01%	$13,028	$(12,429)	$599
Investment securities:
U. S. Government	3,108,764	36,658	4.73	3,014,804	34,021	4.54	1,138	1,499	2,637
State, county and municipal	4,963	81	6.56	5,830	91	6.33	(13)	3	(10)
Other	69,909	772	4.44	71,627	774	4.38	(16)	14	(2)
Total investment securities	3,183,636	37,511	4.72	3,092,261	34,886	4.54	1,109	1,516	2,625
Overnight investments	545,799	4,081	3.01	585,503	7,461	5.17	(373)	(3,007)	(3,380)
Total interest-earning assets	$14,691,141	$219,256	6.00%	$13,908,622	$219,412	6.38%	$13,764	$(13,920)	$(156)

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,419,402	$370	0.10%	$1,475,547	$454	0.12%	$(14)	$(70)	$(84)
Savings	540,123	282	0.21	592,804	311	0.21	(28)	(1)	(29)
Money market accounts	3,057,897	19,666	2.59	2,768,393	22,555	3.30	2,187	(5,076)	(2,889)
Time deposits	5,495,535	58,941	4.31	5,111,594	56,691	4.50	4,480	(2,230)	2,250
Total interest-bearing deposits	10,512,957	79,259	3.03	9,948,338	80,011	3.26	6,625	(7,377)	(752)
Federal funds purchased	35,527	274	3.10	78,535	1,002	5.17	(438)	(290)	(728)
Repurchase agreements	290,689	1,218	1.69	272,767	2,469	3.67	128	(1,379)	(1,251)
Master notes	935,224	5,996	2.58	774,306	8,295	4.34	1,413	(3,712)	(2,299)
Other short-term borrowings	59,003	693	4.72	75,717	916	4.91	(196)	(27)	(223)
Long-term obligations	475,732	7,386	6.21	408,277	6,755	6.62	1,079	(448)	631
Total interest-bearing liabilities	$12,309,132	$94,826	3.10%	$11,557,940	$99,448	3.49%	$8,611	$(13,233)	$(4,622)
Interest rate spread			2.90%			2.89%
Net interest income and net yield
on interest-earning assets		$124,430	3.41%		$119,964	3.50%	$5,153	$(687)	$4,466
Average loan and lease balances include nonaccrual loans and leases.  Yields related to loans, leases and securities exempt from both federal and state income taxes,  federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and state income tax rate of  6.90% for each period.  The  taxable-equivalent adjustment was $1,853 for 2008 and $1,775 for 2007.

NET INTEREST INCOME
Net interest income totaled $122.6 million during the first quarter of 2008, an increase of $4.4 million or 3.7 percent from the first quarter of 2007.  The taxable-equivalent net yield on interest-earning assets equaled 3.41 percent for the first quarter of 2008, down 9 basis points from the 3.50 percent recorded for the first quarter of 2007.  However, the net yield for the first quarter of 2008 increased six basis points above the fourth quarter of 2007.  The continued compression of the taxable-equivalent net yield results from competitive interest rate pressures and the extremely low absolute level of current interest rates on many of our deposit and borrowing products.
Our asset/liability management strategy continues to focus on maintaining high levels of balance sheet liquidity.  We maintain portfolios of interest-earning assets and interest-bearing liabilities with maturities or repricing characteristics that will protect against wide interest rate fluctuations, thereby limiting, to the extent possible, the ultimate interest rate exposure.

NONINTEREST INCOME
The growth of noninterest income is essential to our ability to sustain adequate levels of profitability.  The primary sources of noninterest income are cardholder and merchant services income, service charges on deposit accounts, revenues derived from wealth management services and fees from processing services.  During 2008, we also recorded a significant securities gain.
During the first three months of 2008, noninterest income amounted to $83.7 million, compared to $69.0 million during the same period of 2007.  Of the $14.6 million or 21.2 percent increase in noninterest income, $8.1 million resulted from a securities gain recognized in conjunction with our investment in Visa, Inc.  During the first quarter of 2008, Visa completed its initial public offering resulting in a conversion of our former member-bank equity investment to a new class of restricted stock.  Immediately thereafter, a portion of our new Visa stock was redeemed for cash thereby triggering the gain.  Other noninterest income increases were recorded in fees from wealth management services, service charges on deposit accounts and cardholder and merchant services income.
Service charges on deposit accounts generated $20.0 million and $17.2 million for the first quarter of 2008 and 2007, respectively.  The $2.8 million or 16.5 percent increase was primarily due to improved commercial service charge income and higher bad check and overdraft charges.  Commercial service charges increased as a result of lower interest rates, which translate into higher service charge income on commercial analysis accounts.  In the second half of 2007, we implemented new tiered levels of pricing for NSF and overdraft items that has resulted in higher fee income.
Fees from wealth management services amounted to $13.2 million during the first quarter of 2008, compared to $11.7 million during the first quarter of 2007.  The $1.5 million or 12.7 percent increase was due to strong broker/dealer and asset management results.
Cardholder and merchant services generated $23.1 million during the first quarter of 2008, an increase of $673,000 or 3.0 percent compared to the first quarter of 2007.  This increase resulted from higher business credit card and debit card interchange volume.  The growth rate of revenue derived from merchant processing services slowed during the current quarter due primarily to weakness in consumer spending.
Fees from processing services, which relate to check processing and other industry-specific services provided to other financial institutions, totaled $8.8 million in the first quarter of 2008 and $8.2 million in the first quarter of 2007.  The $617,000 or 7.5 percent increase was the combined result of continued growth in business volumes generated by client banks.

NONINTEREST EXPENSE
The primary components of noninterest expense are salaries and related employee benefit costs, occupancy expenses related to branch offices and support facilities, and equipment costs related to branch offices and technology.
Noninterest expense equaled $145.6 million for the first three months of 2008, a $7.0 million or 5.1 percent increase over the $138.6 million recorded during the same period of 2007.  Noninterest expense for 2008 includes a $3.3 million credit to other expense resulting from the reversal of a litigation reserve that was accrued during the fourth quarter of 2007 as an estimate of exposure resulting from our Visa member bank status.  Once Visa completed its initial public offering during 2008, a portion of the proceeds were retained, and the member bank liabilities that were the basis for the 2007 accruals were settled.  ISB’s continued growth and expansion continue to contribute to the increase in operating costs.  ISB’s noninterest expense increased from $19.1 million for the first quarter of 2007 to $20.7 million in 2008, a $1.6 million or 8.1 percent increase.

Salaries and wages increased $4.2 million or 7.2 percent during the first quarter of 2008 when compared to the same period of 2007.  The increase resulted from 2007 merit increases and workforce expansions both as a result of new branch offices and headcount additions in several support functions.  Employee benefits expense totaled $18.2 million for the first three months of 2008, an increase of $5.0 million.  The 38.0 percent increase results from $3.1 million of benefits arising from the retirement of an executive officer, $831,000 accrued as a result of enhancements to agreements with two other executive officers and higher employer health costs.
Occupancy expense amounted to $15.3 million during the first quarter of 2008 and $13.9 million during the first quarter of 2007. The $1.5 million or 10.8 percent increase resulted from higher building depreciation, rent expense and other costs arising from branch expansion and costs related to the corporate headquarters building.  ISB reported an 11.3 percent increase during the first quarter of 2008 due to new branch locations.
Other expenses decreased $3.8 million or 9.8 percent from the first quarter of 2007 to the first quarter of 2008.  This reduction includes the $3.3 million reversal of Visa member bank accrued liabilities that were settled as a result of Visa’s initial public offering.  Advertising costs declined $1.8 million during the first quarter of 2008, while   postage, cardholder and merchant services and other third party processing costs experienced increases in 2008.

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
Income tax expense amounted to $18.1 million during the three months ended March 31, 2008, compared to $16.1 million during the same period of 2007.  The 12.4 percent increase in income tax expense was primarily the result of higher pre-tax earnings.  The effective tax rates for these periods equaled  35.9 percent and 35.7 percent, respectively.
On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies uncertainty in income taxes recognized by establishing a recognition threshold and a measurement attribute for the financial statement treatment of a tax position taken or expected to be taken in a tax return.  The adoption of FIN 48 resulted in a reduction in the liability for unrecognized tax benefits, which was offset by a $962,000 increase in retained earnings.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
BancShares continues to exceed minimum regulatory capital standards, and the banking subsidiaries remain well-capitalized.  At March 31, 2008 and 2007, the leverage capital ratios of BancShares were 9.80 percent and 9.60 percent, respectively, surpassing the minimum level of 3 percent.  As a percentage of risk-adjusted assets, BancShares' Tier 1 capital ratios were 13.12 percent at March 31, 2008 and 13.09 percent at March 31, 2007.  The minimum ratio allowed is 4 percent of risk-adjusted assets.  The total risk-adjusted capital ratios were 15.47 percent at March 31, 2008 and 15.52 percent as of March 31, 2007.  The minimum total capital ratio is 8 percent.
The continued de novo growth and operating losses of ISB has required BancShares to infuse significant amounts of capital into ISB to support its expanding balance sheet.  BancShares infused $7.0 million into ISB during the first quarter of 2008.  Since ISB was formed in 1997, BancShares has provided $311.0 million in capital.  BancShares’ prospective capacity to provide capital to support the growth and expansion of ISB is highly dependent upon FCB’s ability to return capital through dividends to BancShares.

Summary of Loan and Lease Loss Experience and Risk Elements						Table 5

	2008	2007
	First	Fourth		Third	Second	First
	Quarter	Quarter		Quarter	Quarter	Quarter
	(thousands, except ratios)
Allowance for credit losses at beginning of period	$144,271	$140,871		$136,396	$139,496	$138,646
Provision for credit losses	10,118	11,795		17,333	934	3,532
Adjustment		-
Net charge-offs:
Charge-offs	(6,606)	(9,657)		(14,099)	(4,954)	(3,980)
Recoveries	1,308	1,262		1,241	920	1,298
Net charge-offs	(5,298)	(8,395)		(12,858)	(4,034)	(2,682)
Allowance for credit losses at end of period	$149,091	$144,271	#	$140,871	$136,396	$139,496
Allowance for credit losses includes:
Allowance for loan and lease losses	$141,591	$136,974		$133,576	$129,276	$132,640
Liability for unfunded credit commitments	7,500	7,297		7,295	7,120	6,856
Allowance for credit losses at end of period	$149,091	$144,271		$140,871	$136,396	$139,496
Historical Statistics
Average loans and leases	$10,961,706	$10,831,571		$10,623,247	$10,360,913	$10,230,858
Loans and leases at period-end	11,029,937	10,963,904		10,763,158	10,513,041	10,262,356
Risk Elements
Nonaccrual loans and leases	$39,259	$13,021		$18,227	$12,458	$14,943
Other real estate	3,987	6,893		5,202	6,352	6,245
Total nonperforming assets	$43,246	$19,914		$23,429	$18,810	$21,188
Accruing loans and leases 90 days or more past due	$7,569	$7,124		$10,322	$9,289	$8,396
Ratios
Net charge-offs (annualized) to average total loans and leases	0.19%	0.31%		0.48%	0.16%	0.11%
Percent of loans and leases at period-end:
Allowance for loan and lease losses	1.28	1.25		1.24	1.23	1.29
Reserve for unfunded commitments	0.07	0.07		0.07	0.07	0.07
Allowance for credit losses	1.35	1.32		1.31	1.30	1.36
Nonperforming assets to total loans and leases plus other real estate	0.39	0.18		0.22	0.18	0.21

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
We maintain a well-diversified loan and lease portfolio and seek to avoid the risk associated with large concentrations within specific geographic areas or industries.  Our continuing expansion has allowed us to mitigate our historic exposure to geographic risk concentration in North Carolina and Virginia.  However, as we have entered new markets, we have endeavored to ensure that rigorous centralized underwriting and monitoring controls are functioning effectively.  We will continue to place emphasis upon maintaining strong lending standards in new markets.
In recent years, we have sought opportunities to provide financial services to businesses associated with and professionals within the medical community.  Due to strong loan growth within this industry, our loans and leases to borrowers in medical, dental or related fields totaled $2.35 billion as of March 31, 2008, which represents 21.3 percent of loans and leases outstanding, compared to $1.97 billion or 19.2 percent of loans and leases at March 31, 2007.  No other industry represented more than 10 percent of total loans and leases outstanding at March 31, 2008.
Nonperforming assets include nonaccrual loans and leases and other real estate.   Other real estate includes foreclosed property as well as branch facilities that we have closed but not sold.   At March 31, 2008, BancShares' nonperforming assets amounted to $43.2 million or 0.39 percent of loans and leases plus foreclosed properties, compared to $21.2 million at March 31, 2007.  During the first quarter of 2008, we moved $27.9 million of residential construction loans to nonaccrual status. These loans are secured by properties located in the Atlanta, Georgia and Southwest Florida markets, areas that have suffered from significant excess capacity and falling property values.  Our borrowers, who are dependent on proceeds from sales to fund their obligations to us, face significant liquidity challenges.  Further, due to concerns about other borrowers' ability to comply with existing loan repayment terms, additional residential construction loans totaling $42.2 million were identified as potential problem loans as of March 31, 2008.  As real estate markets remain soft, we will continue to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.
At March 31, 2008, the allowance for credit losses totaled $149.1 million or 1.35 percent of total loans and leases, compared to 1.36 percent at March 31, 2007.  The allowance for credit losses includes the allowance for loan and lease losses and the reserve for unfunded credit commitments.  We continuously analyze the growth and risk characteristics of the loan and lease portfolio under current economic conditions in order to evaluate the adequacy of the allowance.  Such factors as the financial condition of borrowers, fair market value of collateral and other considerations are recognized in estimating probable credit losses.
Management considers the established allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at March 31, 2008, although future additions may be necessary based on changes in economic conditions and other factors.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses.  Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.

The provision for credit losses charged to operations during the first quarter of 2008 was $10.1 million, compared to $3.5 million during the first quarter of 2007.  The $6.6 million increase in the provision for credit losses during 2008 resulted primarily from allowances related to the residential construction loan portfolio and higher net charge-offs.  Net charge-offs during the first quarter of 2008 equaled $5.3 million compared to $2.7 million during the first quarter of 2007 with increases noted among both commercial and consumer loans.  On an annualized basis, net charge-offs represent 0.19 percent of average loans and leases during the first quarter of 2008 compared to 0.11 percent in the first quarter of 2007.
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
We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our rate sensitivity and interest rate risk.  However, during the second quarter of 2007, in conjunction with the issuance of $115.0 million in trust preferred securities, we entered into an interest rate swap to synthetically convert the variable rate coupon on the securities to a fixed rate of 7.125 percent for a period of five years.
We assess our interest rate risk by simulating future amounts of net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates.  These simulations indicate that net interest income will vary by less than 4 percent when interest rates rise or decline by 200 basis points.  We also utilize the market value of equity as a tool in measuring and managing interest rate risk.  The market value of equity is estimated to vary by less than 10 percent when interest rates move 200 basis points in either direction.
Liquidity risk.  Liquidity risk results from the mismatching of asset and liability cash flows.  BancShares manages this risk by structuring its balance sheet prudently and by maintaining various borrowing resources to fund potential cash needs.  BancShares has historically maintained a strong focus on liquidity, and our deposit base represents our primary liquidity source.  Through our deposit pricing strategies, we have the ability to stimulate or curtail deposit growth.  BancShares also maintains additional sources for borrowed funds through federal funds lines of credit and other borrowing facilities.  At March 31, 2008, BancShares had access to $525.0 million in unfunded borrowings through its correspondent bank network.  Through membership in the Federal Home Loan Bank of Atlanta, our subsidiary banks have access to overnight, short-term and long-term funding, subject to underwriting and collateral requirements.  We also utilize deposit brokers to provide funding.
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
Although FCB has grown through acquisition in certain of its markets, throughout its history the majority of its expansion has been accomplished on a de novo basis.  Since it first opened in 1997, ISB has followed a similar business model for growth and expansion.  Because of its size, the costs associated with FCB’s current rate of expansion are not material to its financial performance.  However, due to the rapid pace of its growth and the number of branch offices that have not attained sufficient size to achieve profitability, the financial results and trends of ISB are significantly affected by its current and continuing growth.  Each new market ISB enters creates additional operating costs that are typically not fully offset by operating revenues until the third year after initial opening.  Losses incurred since ISB’s inception total $39.3 million.

IronStone Bank.  At March 31, 2008, ISB operated 55 facilities in twelve states, with a focus on markets with favorable growth prospects.  Our business model for new markets has two primary requirements.  First, we hire experienced bankers who are established in the markets we are entering and who are focused on strong asset quality and delivering high-quality customer service while maintaining strong asset quality.  Second, we occupy branch facilities located in areas conducive to attracting medical and professional customers.  While these are costly goals, we believe that they are critical to establishing a solid foundation for future success in new markets.  As its newest branches continue to mature, we expect ISB will operate at a loss throughout 2008.
ISB’s total assets equaled $2.66 billion at March 31, 2008 compared to $2.23 billion at March 31, 2007, an increase of $436.8 million or 19.6 percent.  ISB recorded a net loss of $4.6 million during the first quarter of 2008, compared to net loss of $266,000 during the same period of 2007.  This represents an unfavorable variance of $4.3 million.
Net interest income increased $24,000 during the first quarter of 2008, the result of loan growth offset by a reduction in the net yield on interest-earning assets.  The provision for credit losses increased $5.4 million during the first quarter of 2008 primarily due to the $27.9 million of residential construction loans moved to nonaccrual status during the quarter.  The provision for credit losses also increased due to higher net charge-offs, which increased from $219,000 in the first quarter of 2007 to $1.8 million in the first quarter of 2008.  On an annualized basis, the ratio of current quarter net charge-offs to average loans and leases outstanding equaled 0.34 percent, compared to 0.04 percent in the prior year.
ISB’s noninterest income decreased $68,000 or 2.1 percent during the first quarter of 2008, the net result of lower working capital finance fees and improved service charge income and cardholder income.  Noninterest expense increased $1.6 million or 8.1 percent during the first quarter of 2008, versus the same period of 2007.  Salary expense increased $510,000 or 6.9 percent due to merit increases and new positions.  Occupancy expense was up $415,000 or 11.3 percent due to the new facilities.  Other expense equaled $5.8 million during the first quarter of 2008 compared to $5.3 million during the first quarter of 2007 caused by higher general operating expenses, such as credit card processing and third party processing fees.

First-Citizens Bank & Trust Company.  At March 31, 2008, FCB operated 342 branches in five states.
FCB’s total assets increased from $13.36 billion at March 31, 2007 to $13.93 billion at March 31, 2008, an increase of $571.0 million or 4.3 percent.  FCB recorded net income of $39.1 million during the first quarter of 2008 compared to $31.7 million during the same period of 2007.   This represents a $7.5 million or 23.6 percent increase in net income due to the nonrecurring gain in noninterest income. FCB’s net interest income increased $3.6 million or 3.4 percent during 2008, due to higher balances of interest-earning assets.
The provision for credit losses increased $1.2 million due to higher net charge offs, which increased by 42.2 percent.  FCB’s ratio of net charge-offs to average loans and leases was 0.16 percent for the first quarter of 2008 compared to 0.10 percent for the same period of 2007.  FCB’s noninterest income increased $14.2 million or 20.5 percent during the first quarter of 2008, primarily the result of the nonrecurring gain from the sale of Visa, Inc. stock.  Other improvements were noted in service charges on deposit accounts, wealth management services and fees from processing services.  Noninterest expense increased $4.6 million or 3.7 percent during 2008, caused principally by higher personnel, occupancy and credit card processing costs.

CURRENT ACCOUNTING AND REGULATORY ISSUES
In September 2007, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (Statement 157).  Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Statement 157 does not require any new fair value measurements, but clarifies and standardizes some divergent practices that have emerged since prior guidance was issued.  We adopted Statement 157 on January 1, 2008, and the adoption did not have a material impact on our consolidated financial statements.
In September 2007, the FASB issued Summary of Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (Statement 158).  In addition to other provisions that have already been applied for all periods presented, Statement 158 requires sponsors of defined benefit and other post-retirement plans to measure the funded status of a plan as of the date of its year-end statement of financial position.  For BancShares, that provision will become effective December 31, 2008.
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
Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions that affect our loan and lease portfolio, the abilities of our borrowers to repay their loans and leases, the values of real estate and other collateral, and other developments or changes in our business that we do not expect.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk
Market risk is the potential economic loss resulting from changes in market prices and interest rates.  This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods.  As of March 31, 2008, BancShares’ market risk profile has not changed significantly from December 31, 2007.  Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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
No change in BancShares’ internal control over financial reporting occurred during the first quarter of 2008 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II

Item 6.                            Exhibits

10	Retirement Agreement and Release between Registrant’s subsidiary, First-Citizens Bank & Trust Company, the Registrant and James B. Hyler, Jr.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 8, 2008                                                                   FIRST CITIZENS BANCSHARES, INC.
                   (Registrant)

By: /s/ KENNETH A. BLACK
Kenneth A. Black
Vice President, Treasurer
and Chief Financial Officer