Form 10-Q
period 2008-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2008-08-06
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Yes  ☒    No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of ‘accelerated filer’ and ‘large accelerated filer’ in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Class A Common Stock—$1 Par Value—8,756,778 shares

Class B Common Stock—$1 Par Value—1,677,675 shares

(Number of shares outstanding, by class, as of August 6, 2008)

PART I

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets

First Citizens BancShares, Inc. and Subsidiaries

(thousands, except share data)	June 30* 2008	December 31# 2007	June 30* 2007
Assets
Cash and due from banks	$711,651	$793,788	$845,929
Overnight investments	395,450	266,209	695,962
Investment securities available for sale	3,006,475	3,229,241	2,962,889
Investment securities held to maturity	6,957	7,594	60,910
Loans and leases	11,313,155	10,963,904	10,513,041
Less allowance for loan and lease losses	144,533	136,974	129,276
Net loans and leases	11,168,622	10,826,930	10,383,765
Premises and equipment	780,762	757,694	736,137
Income earned not collected	71,107	79,343	72,718
Goodwill	102,625	102,625	102,625
Other intangible assets	5,315	5,858	6,891
Other assets	173,710	142,825	140,779
Total assets	$16,422,674	$16,212,107	$16,008,605

Liabilities
Deposits:
Noninterest-bearing	$2,668,207	$2,519,256	$2,707,243
Interest-bearing	10,407,204	10,409,288	10,065,079
Total deposits	13,075,411	12,928,544	12,772,322
Short-term borrowings	1,130,788	1,305,287	1,360,511
Long-term obligations	609,277	404,392	405,314
Other liabilities	119,916	132,676	102,478
Total liabilities	14,935,392	14,770,899	14,640,625
Shareholders’ Equity
Common stock:
Class A - $1 par value (8,756,778 shares issued for all periods)	8,757	8,757	8,757
Class B - $1 par value (1,677,675 shares issued for all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,299,346	1,246,473	1,203,431
Accumulated other comprehensive income	33,735	40,534	10,348
Total shareholders’ equity	1,487,282	1,441,208	1,367,980
Total liabilities and shareholders’ equity	$16,422,674	$16,212,107	$16,008,605

* Unaudited

# Derived from the 2007 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

First Citizens BancShares, Inc. and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
(thousands, except share and per share data; unaudited)	2008	2007	2008	2007
Interest income
Loans and leases	$167,145	$179,387	$344,309	$355,987
Investment securities:
U. S. Government	32,266	33,915	67,599	66,659
State, county and municipal	53	56	106	114
Other	826	762	1,598	1,536
Total investment securities interest and dividend income	33,145	34,733	69,303	68,309
Overnight investments	2,285	9,353	6,366	16,814
Total interest income	202,575	223,473	419,978	441,110
Interest expense
Deposits	64,857	83,012	144,116	163,023
Short-term borrowings	3,859	13,974	12,040	26,656
Long-term obligations	8,431	6,898	15,817	13,653
Total interest expense	77,147	103,884	171,973	203,332
Net interest income	125,428	119,589	248,005	237,778
Provision for credit losses	13,350	934	23,468	4,466
Net interest income after provision for credit losses	112,078	118,655	224,537	233,312
Noninterest income
Cardholder and merchant services income	25,693	24,502	48,743	46,879
Service charges on deposit accounts	21,034	19,312	41,015	36,469
Wealth management services	12,746	11,619	25,928	23,316
Fees from processing services	8,950	7,798	17,754	15,985
Other service charges and fees	4,382	3,935	8,472	7,686
Mortgage income	1,750	1,760	3,740	3,539
Insurance commissions	1,734	1,683	4,215	3,811
ATM income	1,774	1,634	3,433	3,221
Securities gains	-	-	8,051	-
Other	962	377	1,342	745
Total noninterest income	79,025	72,620	162,693	141,651
Noninterest expense
Salaries and wages	63,627	59,805	126,412	118,399
Employee benefits	13,016	12,825	31,199	26,002
Occupancy expense	14,699	14,007	30,048	27,862
Equipment expense	14,142	13,905	28,102	27,677
Other	43,997	42,336	79,361	81,533
Total noninterest expense	149,481	142,878	295,122	281,473
Income before income taxes	41,622	48,397	92,108	93,490
Income taxes	15,396	17,546	33,497	33,655
Net income	$26,226	$30,851	$58,611	$59,835
Average shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453
Net income per share	$2.51	$2.96	$5.62	$5.73

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands, except share data)
Balance at December 31, 2006	$8,757	$1,678	$143,766	$1,148,372	$8,246	$1,310,819
Adjustment resulting from adoption of FASB Interpretation No. 48	-	-	-	962	-	962
Comprehensive income:
Net income	-	-	-	59,835	-	59,835
Unrealized securities gains arising during period, net of $409 deferred tax	-	-	-	-	1,049	1,049
Change in unrecognized loss on cash flow hedge, net of $687 deferred tax	-	-	-	-	1,053	1,053
Total comprehensive income						61,937
Cash dividends	-	-	-	(5,738)	-	(5,738)
Balance at June 30, 2007	$8,757	$1,678	$143,766	$1,203,431	$10,348	$1,367,980

Balance at December 31, 2007	$8,757	$1,678	$143,766	$1,246,473	$40,534	$1,441,208
Comprehensive income:
Net income	-	-	-	58,611	-	58,611
Unrealized securities losses arising during period, net of $4,513 deferred tax benefit	-	-	-	-	(6,998)	(6,998)
Change in unrecognized loss on cash flow hedge, net of $130 deferred tax	-	-	-	-	199	199
Total comprehensive income						51,812
Cash dividends	-	-	-	(5,738)	-	(5,738)
Balance at June 30, 2008	$8,757	$1,678	$143,766	$1,299,346	$33,735	$1,487,282

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	Six months ended June 30,
	2008	2007
	(thousands)
OPERATING ACTIVITIES
Net income	$58,611	$59,835
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	1,027	1,109
Provision for credit losses	23,468	4,466
Deferred tax (benefit) expense	(5,460)	6,360
Change in current taxes payable	1,953	(14,629)
Depreciation	26,669	25,621
Change in accrued interest payable	(16,991)	(2,446)
Change in income earned not collected	8,236	(1,156)
Securities gains	(8,051)	-
Origination of loans held for sale	(296,568)	(278,678)
Proceeds from sale of loans	282,341	277,788
Loss (gain) on sale of loans	531	(1,094)
Net amortization of premiums and discounts	(1,164)	(2,294)
Net change in other assets	(21,527)	(31,075)
Net change in other liabilities	2,417	(2,419)
Net cash provided by operating activities	55,492	41,388
INVESTING ACTIVITIES
Net change in loans outstanding	(351,274)	(238,287)
Purchases of investment securities available for sale	(745,977)	(759,441)
Proceeds from maturities of investment securities held to maturity	637	158,248
Proceeds from maturities of investment securities available for sale	966,448	802,194
Net change in overnight investments	(129,241)	(347,365)
Dispositions of premises and equipment	-	1,080
Additions to premises and equipment	(49,737)	(55,754)
Net cash used by investing activities	(309,144)	(439,325)
FINANCING ACTIVITIES
Net change in time deposits	(221,195)	127,680
Net change in demand and other interest-bearing deposits	368,062	(98,682)
Net change in short-term borrowings	(174,614)	209,622
Origination of long-term obligations	205,000	-
Cash dividends paid	(5,738)	(5,738)
Net cash provided by financing activities	171,515	232,882

Change in cash and due from banks	(82,137)	(165,055)
Cash and due from banks at beginning of period	793,788	1,010,984
Cash and due from banks at end of period	$711,651	$845,929
CASH PAYMENTS FOR:
Interest	$188,964	$200,886
Income taxes	46,981	33,655
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities (losses) gains	$(11,510)	$1,458
Unrealized gain on cash flow hedge	328	1,740

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

At June 30, 2008, loans totaling $1,366,493 were pledged to secure debt obligations, compared to $255,010 at June 30, 2007. IronStone Bank’s home equity loans and residential mortgage loans were pledged to the Federal Home Loan Bank of Atlanta (FHLB) during both periods. At June 30, 2008, IronStone Bank had also pledged its commercial real estate loans to the FHLB.

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

FCB is a mature banking institution that operates under a state bank charter from its branch network in North Carolina, Virginia, West Virginia, Maryland and Tennessee. ISB began operations in 1997 and currently operates in Georgia, Florida, Texas, Arizona, California, New Mexico, Colorado, Oregon, Washington, Oklahoma, Missouri and Kansas under a federal thrift charter.

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

	As of and for the six months ended June 30, 2008
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$70,570	$344,559	$14,348	$429,477	$(9,499)	$419,978
Interest expense	38,707	123,781	18,984	181,472	(9,499)	171,973
Net interest income	31,863	220,778	(4,636)	248,005	-	248,005
Provision for credit losses	11,478	11,990	-	23,468	-	23,468
Net interest income after provision for credit losses	20,385	208,788	(4,636)	224,537	-	224,537
Noninterest income	6,188	161,394	508	168,090	(5,397)	162,693
Noninterest expense	42,107	257,225	1,187	300,519	(5,397)	295,122
Income (loss) before income taxes	(15,534)	112,957	(5,315)	92,108	-	92,108
Income tax expense (benefit)	(4,988)	40,339	(1,854)	33,497	-	33,497
Net income (loss)	$(10,546)	$72,618	$(3,461)	$58,611	$-	$58,611
Total assets	$2,651,340	$13,535,501	$2,605,523	$18,792,364	$(2,369,690)	$16,422,674
Loans and leases	2,189,835	9,123,320	-	11,313,155	-	11,313,155
Allowance for loan and lease losses	28,341	116,192	-	144,533	-	144,533
Deposits	2,065,989	11,059,080	-	13,125,069	(49,658)	13,075,411

	As of and for the six months ended June 30, 2007
	ISB	FCB	Other	Total	Adjustments	Consolidated

Interest income	$68,272	$368,312	$20,795	$457,379	$(16,269)	$441,110
Interest expense	36,704	155,127	27,770	219,601	(16,269)	203,332
Net interest income	31,568	213,185	(6,975)	237,778	-	237,778
Provision for credit losses	1,156	3,310	-	4,466	-	4,466
Net interest income after provision for credit losses	30,412	209,875	(6,975)	233,312	-	233,312
Noninterest income	6,767	140,754	422	147,943	(6,292)	141,651
Noninterest expense	38,763	248,496	506	287,765	(6,292)	281,473
Income (loss) before income taxes	(1,584)	102,133	(7,059)	93,490	-	93,490
Income tax expense (benefit)	(297)	36,398	(2,446)	33,655	-	33,655
Net income (loss)	$(1,287)	$65,735	$(4,613)	$59,835	$-	$59,835
Total assets	$2,220,696	$13,392,661	$2,538,766	$18,152,123	$(2,143,518)	$16,008,605
Loans and leases	1,965,056	8,547,985	-	10,513,041	-	10,513,041
Allowance for loan and lease losses	22,418	106,858	-	129,276	-	129,276
Deposits	1,814,522	11,001,074	-	12,815,596	(43,274)	12,772,322

Note C

Employee Benefits

BancShares recognized pension expense totaling $2,957 and $5,250, respectively, in the six-month periods ended June 30, 2008 and 2007. Pension expense is included as a component of employee benefit expense.

	Six month periods ended June 30,
Components of Net Periodic Benefit Cost	2008	2007
Service cost	$6,087	$8,471
Interest cost	10,560	10,501
Expected return on assets	(14,302)	(14,886)
Amortization of prior service cost	109	118
Amortization of net actuarial loss	503	1,046
Total net periodic benefit cost	$2,957	$5,250

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

Among BancShares’ assets and liabilities, investment securities available for sale and an interest rate swap accounted for as a cash flow hedge are reported at their fair values on a recurring basis. Certain other assets are adjusted to their fair value on a nonrecurring basis, including loans held for sales, which are carried at the lower of cost or market, and goodwill and other intangible assets, which are periodically tested for impairment. Loans held for investment, deposits, short-term borrowings and long-term obligations are not reported at fair value.

For assets and liabilities carried at fair value, the following table provides fair value information as of June 30, 2008:

		Fair value measurements at June 30, 2008 using:
Description	Fair value at June 30, 2008	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets measured at fair value	(thousands)
Investment securities available for sale	$3,006,475	$2,882,608	$75,825	$48,042

Liabilities measured at fair value
Cash flow hedge	5,025	-	5,025	-

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

For those investment securities available for sale with fair values that are determined by reliance on significant unobservable inputs, the following table identifies the factors causing the change in fair value from January 1, 2008 to June 30, 2008:

Description	Investment securities available for sale with fair values based on significant unobservable inputs
(thousands)
Beginning balance, January 1, 2008	$40,016
Total gains (losses), realized or unrealized:
Included in earnings	-
Included in other comprehensive income	192
Purchases, sales, issuances and settlements, net	7,834
Transfers in/out of Level 3	-

Ending balance, June 30, 2008	$48,042

No gains or losses were reported for the six-month period ended June 30, 2008 that relate to fair values estimated based on significant unobservable inputs.

Some assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are therefore carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value.

For assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of June 30, 2008:

		Fair value measurements at June 30, 2008 using:
Description	Fair value at June 30, 2008	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Loans held for sale	$89,517	$-	$-	$89,517
Impaired loans	18,597	-	-	18,597

The values of loans held for sale are based on prices observed for similar pools of loans, appraisals provide by third parties and prices determined based on terms of investor purchase commitments. The value of impaired loans is determined by either the collateral value or by the discounted present value of the expected cash flows.

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

Note E

Contingencies

As previously reported, on February 24, 2006, DataTreasury Corporation (“DataTreasury”) filed a lawsuit in the United States District Court for the Eastern District of Texas against 54 defendants, including BancShares and FCB and a number of other large financial institutions, alleging that the defendants are infringing six patents covering check processing that DataTreasury claims to own. DataTreasury alleges that BancShares and FCB have infringed four of the six patents and seeks to recover damages, including royalty payment for checks processed since February 2000 and in the future. All four patents have been subject to reexamination by the United States Patent and Trademark office, which has issued reexamination certificates with respect to two of the patents. BancShares and FCB challenge the validity of the patents and claim that, even if the patents are valid, they are not liable because BancShares does not process checks and FCB’s check processing system does not infringe the patents. BancShares and FCB strenuously deny liability and are vigorously defending their positions. They have placed certain software and equipment vendors on notice of a claim for their defense costs (and currently are pursuing such a claim against one vendor) and a contingent claim for indemnification in the event DataTreasury prevails in the lawsuit.

In July 2008, DataTreasury and a number of the defendants, including BancShares and FCB, were directed by the Court to participate in mediation in an attempt to settle the lawsuit. The mediation was not successful.

Based on information currently available, a contingency accrual was recorded during the second quarter of 2008 in an amount that management deems appropriate. At this time, it is impossible to determine whether and, if so, what amount may be recovered through claims and contingent claims that have been and may be asserted against software and equipment vendors.

BancShares and various subsidiaries have been named as defendants in various other legal actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to those other matters cannot be determined, in the opinion of management, any such liability will not have a material effect on BancShares’ consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2008, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

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

BancShares’ earnings and cash flows are derived primarily from the commercial banking activities conducted by its banking subsidiaries. These activities include commercial and consumer lending, deposit and cash management products, cardholder, merchant, wealth management services, as well as various other products and services typically offered by commercial banks. FCB and ISB gather interest-bearing and noninterest-bearing deposits from retail and commercial customers. BancShares and its subsidiaries also secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in various types of interest-earning assets such as loans and leases, investment securities and overnight investments. We also invest in bank premises, furniture and equipment used to conduct the subsidiaries’ commercial banking business.

Various external factors influence customer demand for our loan, lease and deposit products. In an effort to stimulate and control the rate of growth of economic activity, monetary actions by the Federal Reserve are significant to the interest rate environment in which we operate. At any point in time, both the existing level and anticipated movement of interest rates have a material impact on customer demand for our products, our pricing of those products and on our profitability.

In addition to the interest rate environment, the general strength of the economy influences the demand for as well as the quality and collectibility of our loan and lease portfolio. External economic indicators such as consumer bankruptcy rates and business debt service capacity closely follow trends in the economic cycle.

Although we are unable to control the external factors that influence our business, through the utilization of various liquidity, interest rate and credit risk management tools, we seek to minimize the potentially adverse risks of unforeseen and potentially unfavorable economic trends and take advantage of favorable economic conditions when appropriate.

Financial Summary							Table 1

	2008		2007			Six Months Ended June 30
(thousands, except share data and ratios)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2008	2007
Summary of Operations
Interest income	$202,575	$217,403	$230,826	$232,120	$223,473	$419,978	$441,110
Interest expense	77,147	94,826	109,197	111,185	103,884	171,973	203,332
Net interest income	125,428	122,577	121,629	120,935	119,589	248,005	237,778
Provision for credit losses	13,350	10,118	11,795	17,333	934	23,468	4,466
Net interest income after provision for credit losses	112,078	112,459	109,834	103,602	118,655	224,537	233,312
Noninterest income	79,025	83,668	76,534	77,285	72,620	162,693	141,651
Noninterest expense	149,481	145,641	146,285	146,906	142,878	295,122	281,473
Income before income taxes	41,622	50,486	40,083	33,981	48,397	92,108	93,490
Income taxes	15,396	18,101	13,920	11,362	17,546	33,497	33,655
Net income	$26,226	$32,385	$26,163	$22,619	$30,851	$58,611	$59,835
Net interest income-taxable equivalent	$127,143	$124,430	$123,666	$122,980	$121,409	$251,573	$241,373
Selected Quarterly Averages
Total assets	$16,396,288	$16,307,994	$16,276,649	$16,092,009	$15,725,976	$16,354,991	$15,649,720
Investment securities	3,238,028	3,183,636	3,272,015	3,162,011	3,047,753	3,210,832	3,069,884
Loans and leases	11,154,400	10,961,706	10,831,571	10,623,247	10,360,913	11,058,053	10,296,245
Interest-earning assets	14,841,431	14,691,141	14,655,309	14,476,247	14,118,884	14,766,286	14,014,334
Deposits	12,969,423	12,905,651	12,876,549	12,728,527	12,524,786	12,940,377	12,513,558
Interest-bearing liabilities	12,281,649	12,309,132	12,216,067	12,052,307	11,698,285	12,295,390	11,628,500
Long-term obligations	609,301	475,732	404,367	405,101	405,339	542,516	406,800
Shareholders’ equity	$1,484,143	$1,466,411	$1,420,348	$1,385,284	$1,353,739	$1,473,741	$1,337,864
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453
Selected Quarter-End Balances
Total assets	$16,422,674	$16,746,518	$16,212,107	$16,311,870	$16,008,605	$16,422,674	$16,008,605
Investment securities	3,013,432	3,206,137	3,236,835	3,266,150	3,023,799	3,013,432	3,023,799
Loans and leases	11,313,155	11,029,937	10,963,904	10,763,158	10,513,041	11,313,155	10,513,041
Interest-earning assets	14,722,037	15,039,574	14,466,948	14,542,241	14,232,802	14,722,037	14,232,802
Deposits	13,075,411	13,226,991	12,928,544	12,980,447	12,772,322	13,075,411	12,772,322
Interest-bearing liabilities	12,147,269	12,566,799	12,118,967	12,170,559	11,830,904	12,147,269	11,830,904
Long-term obligations	609,277	609,335	404,392	404,266	405,314	609,277	405,314
Shareholders’ equity	$1,487,282	$1,486,034	$1,441,208	$1,401,575	$1,367,980	$1,487,282	$1,367,980
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453
Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets	0.64%	0.80%	0.64%	0.56%	0.79%	0.72%	0.77
Shareholders’ equity	7.11	8.88	7.31	6.48	9.14	8.00	9.02
Dividend payout ratio	10.96	8.87	10.96	12.67	9.29	9.79	9.60
Liquidity and Capital Ratios (averages)
Loans and leases to deposits	86.01%	84.94%	84.12%	83.46%	82.72%	85.45%	82.28
Shareholders’ equity to total assets	9.05	8.99	8.73	8.61	8.61	9.01	8.55
Time certificates of $100,000 or more to total deposits	18.26	18.13	18.04	17.67	16.95	18.38	16.80
Per Share of Stock
Net income	$2.51	$3.10	$2.51	$2.17	$2.96	$5.62	$5.73
Cash dividends	0.275	0.275	0.275	0.275	0.275	0.55	0.55
Book value at period end	142.54	142.42	138.12	134.32	131.10	142.54	131.10
Tangible book value at period end	132.24	132.07	127.72	123.88	120.61	132.24	120.61

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

Based on our organization’s strengths and competitive position within the financial services industry, we believe opportunities for significant growth and expansion exist. We operate in diverse and growing geographic markets and believe that through competitive products and superior customer service, we can increase our business volumes and profitability. In recent years, we have focused our efforts on businesses owners, medical and other professionals and financially active individuals.

We seek to increase fee income in areas such as cardholder services, merchant processing, insurance, cash management, wealth management and other private banking services. We also focus on opportunities to generate income by providing various processing services to other banks.

We attempt to mitigate certain of the risks that can endanger our profitability and growth prospects. While we are attentive to all areas of risk, economic factors are uniquely problematic due to the lack of control and the potential material impact upon our financial results. Specific economic risks include recession, rapid movements in interest rates, changes in the yield curve and significant shifts in inflation expectations.

PERFORMANCE SUMMARY

BancShares’ earnings declined during the second quarter of 2008 compared to the second quarter of 2007. Consolidated net income during the second quarter of 2008 equaled $26.2 million, compared to $30.9 million earned during the corresponding period of 2007. The annualized return on average assets was 0.64 percent during the second quarter of 2008, compared to 0.79 percent during the same period of 2007. The annualized return on average equity was 7.11 percent during 2008, compared to 9.14 percent during the same period of 2007. Net income per share during the second quarter of 2008 totaled $2.51, compared to $2.96 during the second quarter of 2007. The $4.6 million or 15.0 percent earnings decrease resulted from a significant increase in the provision for credit losses and higher noninterest expense. Net interest income and noninterest income improved moderately.

For the first six months of 2008, BancShares recorded net income of $58.6 million, compared to $59.8 million earned during the first six months of 2007. The $1.2 million or 2.0 percent decrease was attributable to higher provision for credit losses and noninterest expense, partially offset by increased levels of net interest income and noninterest income. Net income per share for the first six months of 2008 amounted to $5.62, compared to $5.73 during the same period of 2007. On an annualized basis, BancShares returned 0.72 percent on average assets during the first six months of 2008, compared to 0.77 percent from the corresponding period of 2007. Annualized return on average equity for the first six months of 2008 was 8.00 percent, down from 9.02 percent during the same period of 2007.

Loans and Leases					Table 2

	2008		2007
(thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Real estate:
Construction and land development	$815,005	$817,832	$810,818	$816,328	$784,960
Commercial mortgage	4,164,592	4,053,773	3,982,496	3,899,289	3,815,113
Residential mortgage	985,513	1,027,469	1,029,030	1,037,460	1,038,602
Revolving mortgage	1,638,049	1,521,191	1,494,431	1,454,659	1,374,212
Other mortgage	147,424	147,082	145,552	153,487	159,421
Total real estate loans	7,750,583	7,567,347	7,462,327	7,361,223	7,172,308
Commercial and industrial	1,797,042	1,721,927	1,707,394	1,615,550	1,589,519
Consumer	1,337,820	1,308,269	1,368,228	1,375,001	1,362,356
Lease financing	335,877	340,620	340,601	329,535	315,965
Other	91,833	91,774	85,354	81,849	72,893
Total loans and leases	11,313,155	11,029,937	10,963,904	10,763,158	10,513,041
Less allowance for loan and lease losses	144,533	141,591	136,974	133,576	129,276
Net loans and leases	$11,168,622	$10,888,346	$10,826,930	$10,629,582	$10,383,765

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and maturity of the underlying asset. Riskier investments typically carry a higher interest rate, but expose the investor to potentially higher levels of default. We have historically focused on maintaining exceptional asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. United States Treasury and U.S. government agency securities represent approximately 95 percent of our investment securities portfolio. Generally, the investment securities portfolio grows and shrinks based on loan, lease and deposit trends. When deposit growth exceeds loan and lease demand, we invest excess funds in the securities portfolio. Conversely, when loan and lease demand exceeds deposit growth, we use proceeds from maturing securities to fund loan and lease demand. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.

Loans and leases. At June 30, 2008 and 2007, loans and leases totaled $11.31 billion and $10.51 billion, respectively. The $800.1 million or 7.6 percent growth from June 30, 2007 to June 30, 2008 resulted from growth within the commercial and revolving mortgage portfolios and commercial and industrial loans.

Commercial mortgage loans totaled $4.16 billion at June 30, 2008, representing 36.8 percent of the total loan and lease portfolio. This represents an increase of $349.5 million or 9.2 percent since June 30, 2007. Demand for loans secured by owner-occupied medical and professional facilities remained strong during the second quarter, particularly in expansion markets. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At June 30, 2008, revolving mortgage loans totaled $1.64 billion, representing 14.5 percent of total loans and leases outstanding, an increase of $263.8 million or 19.2 percent since June 30, 2007. Origination of new credit lines has been robust during 2008.

Commercial and industrial loans totaled $1.80 billion or 15.9 percent of total loans and leases outstanding. These loans increased $247.5 million or 16.0 percent since June 30, 2007, primarily the result of continuing customer demand and sales efforts in expansion markets.

Construction and land development loans totaled $815.0 million or 7.2 percent of total loans at June 30, 2008, an increase of $30.0 million or 3.8 percent since June 30, 2007. Given the continuing softening of real estate markets, we have reduced our emphasis on this area of lending, particularly in the Atlanta, Georgia and Southwest Florida markets.

Residential mortgage loans totaled $985.5 million or 8.7 percent of total loans and leases at June 30, 2008, down $53.1 million or 5.1 percent from June 30, 2007. We continue to sell on a servicing released basis substantially all of our current production of residential mortgage loans.

We anticipate moderate increases in commercial mortgage and commercial and industrial loans in the second half of 2008, as we continue to build our customer base in new markets. We expect revolving mortgage loans will continue to grow due to sustained demand among retail and commercial customers. All growth projections are subject to change as a result of economic deterioration or improvement, competitive forces and other external factors.

Investment securities. Investment securities available for sale totaled $3.01 billion at June 30, 2008, compared to $2.96 billion at June 30, 2007. Available-for-sale securities are reported at their aggregate fair value. During the first quarter 2008, we suspended acquisition of U.S. Government agency securities in favor of directing all new security purchases to U.S. Treasury instruments. Table 3 presents detailed information relating to the investment securities portfolio.

Income on interest-earning assets. Interest income amounted to $202.6 million during the second quarter of 2008, a $20.9 million or 9.4 percent decrease from the second quarter of 2007. The impact of falling asset yields more than offset the impact of growth in interest-earning assets. The taxable-equivalent yield on interest-earning assets for the second quarter of 2008 equaled 5.53 percent, compared to 6.40 percent for the corresponding period of 2007.

Loan and lease interest income for the second quarter of 2008 equaled $167.1 million, a reduction of $12.2 million or 6.8 percent from the second quarter of 2007. The taxable-equivalent yield on the loan and lease portfolio equaled 6.04 percent during the second quarter of 2008, down 92 basis points from the same period of 2007. The lower yield resulted from origination of new loans and leases and adjustments of variable rate loans to current market rates. The impact of the declining loan yields more than offset the impact of the $793.5 million or 7.7 percent increase in average loans and leases during the second quarter of 2008.

Interest income earned on the investment securities portfolio amounted to $33.1 million during the second quarter of 2008 versus $34.7 million during the same period of 2007, a decrease of $1.6 million or 4.6 percent. This decrease is the net result of lower yields and higher average volume. The taxable-equivalent yield decreased 48 basis points from 4.74 percent in the second quarter of 2007 to 4.26 percent in the second quarter of 2008 due to the reinvestment of maturing securities at lower yields. Average investment securities increased $190.3 million or 6.2 percent from $3.05 billion during the second quarter of 2007 to $3.24 billion during the second quarter of 2008.

Interest income from overnight investments amounted to $2.3 million during the second quarter of 2008, a decrease of $7.1 million from the $9.4 million earned during the second quarter of 2007, the combined result of a 323 basis point yield decrease and $261.2 million reduction in average balances.

Interest income amounted to $420.0 million during the first six months of 2008, a $21.1 million or 4.8 percent decrease from the same period of 2007, the net result of lower yields and growth in interest-earning assets. The taxable-equivalent yield declined 63 basis points from 6.39 percent for the first six months of 2007 to 5.76 percent during the same period of 2008, caused by lower market interest rates during 2008.

For the six months ended June 30, 2008, loan and lease interest income equaled $344.3 million, a decrease of $11.7 million or 3.3 percent from the same period of 2007. The deterioration in interest income reflects the unfavorable effect of a 72 basis point decrease in loan and lease yields, the impact of which more than offset the benefit of a $761.8 million or 7.4 percent increase in average loans and leases.

For the six months ended June 30, 2008, income earned on the investment securities portfolio amounted to $69.3 million, compared to $68.3 million during the same period of 2007, an increase of $994,000 or 1.5 percent. This increase was the result of modest portfolio growth, offset by lower interest rates. The yield on average investment securities declined 15 basis points resulting from the reinvestment of proceeds arising from maturing securities to current market rates. Average investment securities increased $140.9 million or 4.6 percent from $3.07 billion in 2007 to $3.21 billion in 2008.

Interest earned on overnight investments totaled $6.4 million during the first six months of 2008 compared to $16.8 million during the same period of 2007, a $10.4 million or 62.1 percent decrease. Average balances declined by $150.8 million while the yield fell by 266 basis points.

Investment Securities	Table 3

	June 30, 2008				June 30, 2007
(thousands)	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield
Investment securities available for sale:
U.S. Government:
Within one year	$1,452,932	$1,468,966	0/6	4.87%	$1,494,905	$1,488,881	0/6	4.49%
One to five years	1,381,116	1,386,603	1/7	3.08	1,332,903	1,328,558	1/7	4.92
Five to ten years	3,362	3,329	6/3	4.76	6,333	6,035	6/1	4.88
Over ten years	72,863	71,818	26/6	5.47	68,362	65,782	27/2	5.45
Total	2,910,273	2,930,716	1/8	4.04	2,902,503	2,889,256	1/8	4.71
State, county and municipal:
Within one year	1,702	1,709	0/10	3.90	714	709	0/10	3.84
One to five years	1,419	1,415	3/5	4.69	2,142	2,103	2/7	4.08
Five to ten years	-	-			470	467	5/8	4.90
Over ten years	66	65	20/5	4.44	211	211	24/1	3.46
Total	3,187	3,189	2/4	4.26	3,537	3,490	3/11	4.10
Other
Over ten years	5,385	7,196	12/1	11.13	9,566	10,322	10/11	10.66
Total	5,385	7,196	12/1	11.13	9,566	10,322	10/11	10.66
Equity securities	44,404	65,374			34,378	59,821
Total investment securities available for sale	$2,963,249	$3,006,475			$2,949,984	$2,962,889

Investment securities held to maturity:
U.S. Government:
Within one year				%	$52,729	$52,574	0/3	3.64%
Five to ten years	4,944	5,012	8/10	5.53	6,136	6,035	9/9	5.53
Over ten years	176	210	19/8	6.41	213	244	20/7	6.25
Total	5,120	5,222	9/2	5.72	59,078	58,853	1/4	3.85
State, county and municipal:
Within one year	150	152	0/10	5.88	-	-
One to five years	-	-			149	153	1/10	5.88
Five to ten years	1,437	1,519	9/10	6.02	-	-
Over ten years	-	-			1,433	1,538	10/10	6.02
Total	1,587	1,671			1,582	1,691	10/0	6.01
Other
One to five years	250	250	0/4	3.25	250	250	1/1	3.25
Total	250	250	0/4	3.25	250	250	1/1	3.25
Total investment securities held to maturity	6,957	7,143	8/9	5.50%	60,910	60,794	1/6	3.90%
Total investment securities	$2,970,206	$3,013,618			$3,010,894	$3,023,683

Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income tax purposes and 6.9% for state income taxes for all periods.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Second Quarter

	Table 4
	2008			2007			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$11,154,400	$167,624	6.04%	$10,360,913	$179,878	6.96%	$12,589	$(24,843)	$(12,254)
Investment securities:
U. S. Government	3,157,657	33,473	4.25	2,971,719	35,238	4.75	2,053	(3,818)	(1,765)
State, county and municipal	4,915	82	6.71	5,581	62	4.46	(9)	29	20
Other	75,456	826	4.40	70,453	762	4.34	54	10	64
Total investment securities	3,238,028	34,381	4.26	3,047,753	36,062	4.74	2,098	(3,779)	(1,681)
Overnight investments	449,003	2,285	2.05	710,218	9,353	5.28	(2,397)	(4,671)	(7,068)
Total interest-earning assets	$14,841,431	$204,290	5.53%	$14,118,884	$225,293	6.40%	$12,290	$(33,293)	$(21,003)

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,468,617	$294	0.08%	$1,476,125	$466	0.13%	$5	$(177)	$(172)
Savings	552,040	279	0.20	588,345	315	0.21	(20)	(16)	(36)
Money market accounts	3,097,573	13,637	1.77	2,743,480	22,954	3.36	2,243	(11,560)	(9,317)
Time deposits	5,365,159	50,647	3.80	5,165,556	59,277	4.60	1,964	(10,594)	(8,630)
Total interest-bearing deposits	10,483,389	64,857	2.49	9,973,506	83,012	3.34	4,192	(22,347)	(18,155)
Federal funds purchased	30,938	148	1.92	69,828	904	5.19	(345)	(411)	(756)
Repurchase agreements	239,153	257	0.43	301,445	2,676	3.56	(312)	(2,107)	(2,419)
Master notes	863,150	2,803	1.31	864,772	9,468	4.39	(30)	(6,635)	(6,665)
Other short-term borrowings	55,718	651	4.70	83,395	926	4.45	(317)	42	(275)
Long-term obligations	609,301	8,431	5.53	405,339	6,898	6.81	3,138	(1,605)	1,533
Total interest-bearing liabilities	$12,281,649	$77,147	2.53	$11,698,285	$103,884	3.56%	$6,326	$(33,063)	$(26,737)
Interest rate spread			3.00%			2.84%
Net interest income and net yield on interest-earning assets		$127,143	3.45%		$121,409	3.45%	$5,964	$(230)	$5,734

Average loan and lease balances include nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.90% for each period. The taxable-equivalent adjustment was $1,715 and $1,820 for 2008 and 2007, respectively.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include our interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits represent our primary funding source, although we also utilize non-deposit borrowings to augment our liquidity base and to fulfill commercial customer requirements for cash management services. Certain of our long-term borrowings also provide capital strength under existing guidelines established by the Federal Reserve Bank and other banking regulators.

Deposits. At June 30, 2008, deposits totaled $13.08 billion, an increase of $303.1 million or 2.4 percent over June 30, 2007. Money market accounts increased $385.1 million or 14.2 percent over the same period, while other deposit types were off slightly. Competition and pricing for deposit business in our market areas are extremely intense, particularly from larger bank competitors confronting wholesale funding challenges. We expect such competitive forces to remain largely unchanged during the remainder of 2008.

Short-term borrowings. At June 30, 2008, short-term borrowings totaled $1.13 billion compared to $1.36 billion at June 30, 2007, a $229.7 million reduction. The 16.9 percent decline resulted from reduced demand for commercial cash management products caused by falling interest rates.

Long-term obligations. Long-term obligations equaled $609.3 million at June 30, 2008, up $204.0 million from June 30, 2007. During the first quarter 2008, we borrowed $205.0 million from the Federal Home Loan Bank of Atlanta in order to provide additional balance sheet liquidity.

Expense on interest-bearing liabilities. Interest expense amounted to $77.1 million during the second quarter of 2008, a $26.7 million or 25.7 percent decrease from the second quarter of 2007. Significantly lower rates more than offset the impact of the growth in interest-bearing liabilities. The rate on average interest-bearing liabilities equaled 2.53 percent during the second quarter of 2008, a 103 basis point decrease in the aggregate blended rate on interest-bearing liabilities as compared to the second quarter of 2007. Average interest-bearing liabilities increased $583.4 million or 5.0 percent from second quarter of 2007 to the second quarter of 2008.

For the year-to-date, interest expense equaled $172.0 million, compared to $203.3 million for the same period of 2007. The $31.4 million or 15.4 percent decrease results from lower interest rates, partially offset by the impact of growth in deposits and long-term borrowings. The rate on interest-bearing liabilities decreased from 3.52 percent during the first six months of 2007 to 2.81 percent for the same period of 2008, a 71 basis point drop. For the first six months of 2008, average interest-bearing liabilities increased $666.9 million or 5.7 percent from $11.63 billion to $12.30 billion. Average money market accounts increased $321.9 million or 11.7 percent to $3.08 billion while average time deposits increased $291.6 million or 5.7 percent to $5.43 billion, both of which we attribute in part to customers seeking to place deposits with high-quality banks. Due to additional borrowings from the Federal Home Loan Bank, long-term obligations increased $135.7 million from $406.8 million to $542.5 million.

NET INTEREST INCOME

Net interest income totaled $125.4 million during the second quarter of 2008, an increase of $5.8 million or 4.9 percent over the second quarter of 2007. The taxable-equivalent net yield on interest-earning assets equaled 3.45 percent for the second quarter of 2008, unchanged from the second quarter of 2007 but up 4 basis points from the first quarter of 2008. For the six-month period ended June 30, 2008, net interest income increased by $10.2 million or 4.3 percent from the same period of 2007 due to a $752.0 million increase in average interest-earning assets offset by a 4 basis point contraction in the net yield on interest-earning assets. For both the second quarter and the first six months of 2008, the growth in net interest income was due to balance sheet growth.

NONINTEREST INCOME

The growth of noninterest income is essential to our ability to sustain adequate levels of profitability. The primary sources of noninterest income are cardholder and merchant services income, service charges on deposit accounts, revenues derived from wealth management services and fees from processing services. During 2008, we also recorded a significant securities gain.

During the first half of 2008, noninterest income amounted to $162.7 million, compared to $141.7 million during the same period of 2007. Of the $21.0 million or 14.9 percent increase in noninterest income, $8.1 million resulted from a securities gain recognized in conjunction with our investment in Visa, Inc. During the first quarter of 2008, Visa completed its initial public offering resulting in a conversion of our former member-bank equity investment to a new class of restricted stock. Immediately thereafter, a portion of our new Visa stock was redeemed for cash thereby triggering the gain. Noninterest income also benefited from improvements in service charges on deposit accounts, cardholder and merchant services income, wealth management income and fees from processing services.

Service charges on deposit accounts generated $41.0 million for the first six months of 2008, an increase of $4.5 million or 12.5 percent from 2007. Service charge income earned on commercial accounts increased due to lower earnings credit rates, and NSF and overdraft fees improved as a result of tiered pricing implemented in 2007.

Cardholder and merchant services produced $48.7 million during the first six months of 2008, an increase of $1.9 million or 4.0 percent compared to 2007. This increase resulted primarily from higher interchange income, the result of growth in transaction volumes generated by both debit and credit cardholders.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Six Months

									Table 5
	2008			2007			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$11,058,053	$345,288	6.27%	$10,296,244	$356,943	6.99%	$25,844	$(37,499)	$(11,655)
Investment securities:
U. S. Government	3,133,211	70,131	4.49	2,993,143	69,259	4.64	3,211	(2,339)	872
State, county and municipal	4,939	163	6.64	5,705	153	5.41	(23)	33	10
Other	72,682	1,598	4.42	71,037	1,536	4.36	38	24	62
Total investment securities	3,210,832	71,892	4.49	3,069,885	70,948	4.64	3,226	(2,282)	944
Overnight investments	497,401	6,366	2.57	648,205	16,814	5.23	(2,898)	(7,550)	(10,448)
Total interest-earning assets	$14,766,286	$423,546	5.76%	$14,014,334	$444,705	6.39%	$26,172	$(47,331)	$(21,159)

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,444,009	$664	0.09%	$1,475,837	$920	0.13%	$8	$(264)	$(256)
Savings	546,082	561	0.21	590,563	626	0.21	(56)	(9)	(65)
Money market accounts	3,077,735	33,303	2.18	2,755,868	45,509	3.33	4,442	(16,648)	(12,206)
Time deposits	5,430,347	109,588	4.06	5,138,724	115,968	4.55	6,370	(12,750)	(6,380)
Total interest-bearing deposits	10,498,173	144,116	2.76	9,960,992	163,023	3.30	10,764	(29,671)	(18,907)
Federal funds purchased	33,233	422	2.55	74,157	1,906	5.18	(784)	(700)	(1,484)
Repurchase agreements	264,921	1,475	1.12	287,185	5,145	3.61	(257)	(3,413)	(3,670)
Master notes	899,187	8,799	1.97	819,789	17,763	4.37	1,273	(10,237)	(8,964)
Other short-term borrowings	57,360	1,344	4.71	79,577	1,842	4.67	(515)	17	(498)
Long-term obligations	542,516	15,817	5.83	406,800	13,653	6.71	4,236	(2,072)	2,164
Total interest-bearing liabilities	$12,295,390	$171,973	2.81%	$11,628,500	$203,332	3.52%	$14,717	$(46,076)	$(31,359)
Interest rate spread			2.95%			2.87%
Net interest income and net yield on interest-earning assets		$251,573	3.43%		$241,373	3.47%	$11,455	$(1,255)	$10,200

Average loan and lease balances include nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.90% for each period. The taxable-equivalent adjustment was $3,568 and $3,595 for 2008 and 2007, respectively.

Fees from processing services added $1.8 million or 11.1 percent in 2008 caused by higher transaction volumes and the realization of a termination fee from a client bank.

Wealth management services generated $25.9 million in the first half of 2008 compared to revenues of $23.3 million in 2007. The $2.6 million or 11.2 percent increase resulted primarily from increased broker-dealer revenues.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefit costs, occupancy expenses related to branch offices and support facilities, and equipment costs related to branch offices and technology.

Noninterest expense equaled $295.1 million for the first six months of 2008, a $13.6 million or 4.8 percent increase over the $281.5 million recorded during the same period of 2007.

Salaries and wages totaled $126.4 million for the first six months of 2008, an increase of $8.0 million or 6.8 percent when compared to the same period of 2007. The increase resulted from new branch offices, headcount additions in support functions and the effect of mid-year 2007 merit increases. Employee benefits expense totaled $31.2 million for the first six months of 2008, an increase of $5.2 million. This 20.0 percent increase includes the impact of $3.9 million in executive retirement costs recorded during the first quarter of 2008 and higher employee health costs.

Occupancy expense amounted to $30.0 million during the first half of 2008 and $27.9 million during 2007. The $2.2 million or 7.8 percent increase resulted from higher building costs arising from branch expansion and improvements to the headquarters facility.

Other expenses decreased $2.2 million or 2.6 percent from the first six months of 2007 to the same period of 2008. For 2008, other expense includes two nonrecurring credits. During the first quarter of 2008, we recorded a $3.3 million credit resulting from the reversal of a litigation reserve that was accrued during the fourth quarter of 2007 as an estimate of exposure resulting from our Visa member bank status. Once Visa completed its initial public offering during 2008, a portion of the proceeds were retained, and the member bank liabilities that were the basis for the 2007 accruals were settled. During the second quarter of 2008, we recorded a $2.3 million credit resulting from the termination of our debit card rewards program. In addition, advertising expense declined $2.7 million during 2008. Smaller reductions were noted among losses recorded on asset sales, consultant services and moving expenses. Partially offsetting these favorable variances were accruals for a litigation contingency and higher fees for processing services outsourced to third parties.

For the second quarter of 2008, noninterest expense totaled $149.5 million, a $6.6 million or 4.6 percent increase over the same period of 2007. Salary expense equaled $63.6 million during the second quarter of 2007, an increase of $3.8 million or 6.4 percent due primarily to associates hired in new branch offices and in support functions. Occupancy expense increased $692,000 or 4.9 percent due primarily to the expansion of the branch network. Other expense increased $6.6 million during the second quarter. This 4.6 percent increase resulted from the litigation accrual and increases in various other costs, partially offset by the benefit resulting from termination of the cardholder reward program and lower advertising expense.

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

Income tax expense amounted to $33.5 million during the six months ended June 30, 2008, compared to $33.7 million during the same period of 2007. The 0.5 percent decrease in income tax expense was primarily the result of lower pretax earnings. The effective tax rates for these periods were 36.4 percent and 36.0 percent, respectively.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

BancShares continues to comfortably exceed minimum regulatory capital standards, and the banking subsidiaries remain well-capitalized. At June 30, 2008 and 2007, the leverage capital ratios of BancShares were 9.89 percent and 9.75 percent, respectively, surpassing the minimum level of 3 percent. As a percentage of risk-adjusted assets, BancShares’ Tier 1 capital ratios were 13.14 percent at June 30, 2008 and 13.05 percent at June 30, 2007. The minimum ratio allowed is 4 percent of risk-adjusted assets. The total risk-adjusted capital ratios were 15.48 percent at June 30, 2008 and 15.40 percent as of June 30, 2007. The minimum total capital ratio is 8 percent.

The continued de novo growth and operating losses of ISB has required BancShares to infuse significant amounts of capital into ISB to support its expanding balance sheet. BancShares infused $7.0 million into ISB during the second quarter of 2008. Since ISB was formed in 1997, BancShares has provided $318.0 million in capital and will provide an additional $10.3 million and $7.0 million in capital during the third and fourth quarters of 2008, respectively. The cumulative loss incurred since ISB’s inception totals $45.3 million. BancShares’ prospective capacity to provide capital to support the growth and expansion of ISB is highly dependent upon FCB’s ability to return adequate capital through dividends to BancShares.

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

Our most critical risk exposures are credit, interest rate and liquidity risk. Credit risk is the risk of not collecting the amount of a loan or investment when it is contractually due. Interest rate risk is the potential reduction of net interest income and thus earnings as a result of unfavorable changes in market interest rates. Liquidity risk is the possible inability to fund obligations to depositors, creditors, investors or borrowers.

Credit risk. BancShares manages and monitors extensions of credit and the quality of the loan and lease portfolio through rigorous initial underwriting processes and periodic ongoing reviews. Underwriting standards reflect credit policies and procedures, and much of the credit decision process is centralized. We maintain a credit review function that conducts independent risk reviews and analyses for the purpose of ensuring compliance with credit policies and to monitor asset quality trends. The independent risk reviews include portfolio analysis by geographic location and horizontal reviews across industry sectors within the banking subsidiaries. We strive to identify potential credit problems as early as possible, to take charge-offs or write-downs as appropriate and to maintain adequate allowances for credit losses that are inherent in the loan and lease portfolio. The maintenance of excellent asset quality is one of our key performance measures.

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

In recent years, we have aggressively sought opportunities to provide financial services to businesses associated with and professionals within the medical community. Due to strong growth within this segment of our loan and lease portfolio, our loans and leases to borrowers in medical, dental or related fields totaled $2.45 billion as of June 30, 2008, which represents 21.7 percent of total loans and leases outstanding, compared to $2.04 billion or 19.4 percent at June 30, 2007. Except for this single concentration, no other industry represented more than 10 percent of total loans and leases outstanding at June 30, 2008.

Nonperforming assets include nonaccrual loans and leases and other real estate, which includes foreclosed property and closed branch facilities. At June 30, 2008, BancShares’ nonperforming assets amounted to $47.3 million or 0.42 percent of loans and leases plus foreclosed properties, compared to $43.2 million last quarter and $18.8 million at June 30, 2007. Nonaccrual loans totaled $34.5 million at June 30, 2008 compared to $12.5 million at June 30, 2007, while other real estate equaled $12.8 million and $6.4 million as of the respective dates. The increases in nonaccrual loans and other real estate result from residential construction loans secured by properties located in the Atlanta, Georgia and Southwest Florida markets, areas that have suffered from significant excess capacity and falling property values. Our borrowers, who are dependent on proceeds from sales to fund their obligations to us, face significant liquidity challenges. Due to concerns about other borrowers’ ability to comply with existing loan repayment terms, additional residential construction loans totaling $55.4 million were identified as potential problem loans as of June 30, 2008. As real estate markets remain soft, we will continue to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

At June 30, 2008, the allowance for credit losses totaled $152.0 million or 1.34 percent of total loans and leases, compared to $136.4 million or 1.30 percent of loans and leases at June 30, 2007. The allowance for credit losses includes the allowance for loan and lease losses and the reserve for unfunded credit commitments. The $15.6 million increase in the allowance was attributable to additional provisions related to the residential construction loan portfolio as well as amounts established for growth in the loan and lease portfolio. We continuously analyze the growth and risk characteristics of the loan and lease portfolio under current economic conditions in order to evaluate the adequacy of the allowance. The allowance model considers the financial condition of borrowers, fair market value of collateral and other factors in estimating probable credit losses.

Management considers the resulting allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at June 30, 2008, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require the recognition of adjustments to the allowance based on their judgments of information available to them at the time of their examination.

The provision for credit losses charged to operations during the first six months of 2008 equaled $23.5 million, compared to $4.5 million during the first six months of 2007. The $19.0 million increase resulted from higher net charge-offs and nonperforming loans during 2008 and the impact of changes made to the allowance model during 2007. Net charge-offs during the first half of 2008 equaled $15.7 million compared to $6.7 million during 2007. On an annualized basis, net charge-offs represent 0.29 percent of average loans and leases during the first six months of 2008 compared to 0.13 percent in the first six months of 2007.

During the second quarter of 2007, we adopted several refinements to the methodology used to establish the allowance for loan and lease losses. After accumulating sufficient data related to the actual repayment history of an isolated pool of revolving mortgage loans, we determined that an adjustment to the formula used to calculate the allowance for this portfolio was appropriate. In addition, after monitoring the migration of commercial mortgage and commercial and industrial loans between loan grades over a period of several years, we incorporated applicable data into our formula used to calculate the allowance for this portfolio. Finally, in recognition of data suggesting the banking industry had begun to experience a period of credit deterioration, we increased the amount of the unallocated allowance. Collectively, these changes resulted in a $6.1 million reduction in provision for credit losses during 2007.

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

We assess our interest rate risk by simulating future amounts of net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. These simulations indicate that net interest income will vary by less than five percent when interest rates rise or decline by 200 basis points. We also utilize the market value of equity as a tool in measuring and managing interest rate risk. The market value of equity as a percentage of the economic value of assets is estimated to range from 9.6 percent to 7.8 percent when interest rates move 200 basis points in either direction.

Liquidity Risk. Liquidity risk results from the mismatching of asset and liability cash flows. We manage this risk by structuring our balance sheet prudently and by maintaining various borrowing resources to fund potential cash needs. We have historically maintained a strong focus on liquidity, and our deposit base represents our primary liquidity source. Through our deposit pricing strategies, we have the ability to stimulate or curtail deposit growth. We also maintain additional sources for borrowed funds through federal funds lines of credit and other borrowing facilities. At June 30, 2008, we had access to $525.0 million in unfunded borrowings through our correspondent bank network. We also utilize deposit brokers to provide funding.

Once we have generated the needed liquidity and satisfied our loan and lease demand, residual liquidity is invested in overnight and longer-term investment products. Investment securities available for sale provide immediate liquidity as needed.

Summary of Loan and Lease Loss Experience and Risk Elements	Table 6

	2008		2007			Six Months Ended June 30
(thousands, except ratios)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2008	2007

Allowance for credit losses at beginning of period	$149,091	$144,271	$140,871	$136,396	$139,496	$144,271	$138,646

Provision for credit losses	13,350	10,118	11,795	17,333	934	23,468	4,466

Net charge-offs:

Charge-offs	(11,566)	(6,606)	(9,657)	(14,099)	(4,954)	(18,172)	(8,934)

Recoveries	1,145	1,308	1,262	1,241	920	2,453	2,218

Net charge-offs	(10,421)	(5,298)	(8,395)	(12,858)	(4,034)	(15,719)	(6,716)

Allowance for credit losses at end of period	$152,020	$149,091	$144,271	$140,871	$136,396	$152,020	$136,396

Allowance for credit losses includes:

Allowance for loan and lease losses	$144,533	$141,591	$136,974	$133,576	$129,276	$144,533	$129,276

Reserve for unfunded commitments	7,487	7,500	7,297	7,295	7,120	7,487	7,120

Allowance for credit losses at end of period	$152,020	$149,091	$144,271	$140,871	$136,396	$152,020	$136,396

Historical Statistics

Average loans and leases	$11,154,400	$10,961,706	$10,831,571	$10,623,247	$10,360,913	$11,058,053	$10,296,245

Loans and leases at period-end	11,313,155	11,029,937	10,963,904	10,763,158	10,513,041	11,313,155	10,513,041

Risk Elements

Nonaccrual loans and leases	$34,534	$39,259	$13,021	$18,227	$12,458	$34,534	$12,458

Other real estate	12,750	3,987	6,893	5,202	6,352	12,750	6,352

Total nonperforming assets	$47,284	$43,246	$19,914	$23,429	$18,810	$47,284	$18,810

Accruing loans and leases 90 days or more past due	$10,885	$7,569	$7,124	$10,322	$9,289	$10,885	$9,289

Ratios
Net charge-offs (annualized) to average total loans and leases	0.38%	0.19%	0.31%	0.48%	0.16%	0.29%	0.13%

Percent of total loans and leases at period-end:

Allowance for loan and lease losses	1.28	1.28	1.25	1.24	1.23	1.28	1.23

Reserve for unfunded commitments	0.07	0.07	0.07	0.07	0.07	0.07	0.07
Allowance for credit losses	1.34	1.35	1.32	1.31	1.30	1.34	1.30
Nonperforming assets to total loans and leases plus other real estate	0.42	0.39	0.18	0.22	0.18	0.42	0.18

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

Although FCB has grown through acquisition in certain of its markets, throughout its history the majority of its expansion has been accomplished on a de novo basis. Because of its size, the costs associated with FCB’s current rate of expansion are not material to its financial performance. Since ISB began operations in 1997, it has followed a similar business model for growth and expansion. However, due to the rapid pace of its growth and the number of branch offices that have not attained sufficient size to achieve profitability, the financial results and trends of ISB are significantly affected by its current and continuing growth. Each new market ISB enters creates additional operating costs that are typically not fully offset by operating revenues until the third year after initial opening. Losses incurred since ISB’s inception total $45.3 million.

IronStone Bank. At June 30, 2008, ISB operated 58 facilities in twelve states, with a focus on markets with favorable growth prospects. Our business model for new markets has two primary requirements. First, we hire experienced bankers who are established in the markets we are entering and who are focused on strong asset quality and delivering high-quality customer service. Second, we occupy branch facilities in areas attractive to medical and professional customers. While these are costly goals, we believe that they are critical to establishing a solid foundation for future success in new markets. Due to the incremental operating costs associated with its newest branches and the sharp increase in provision for credit losses, we expect ISB will operate at a loss throughout 2008.

ISB’s assets totaled $2.65 billion at June 30, 2008 compared to $2.22 billion at June 30, 2007, an increase of $430.6 million or 19.4 percent.

ISB reported a net loss of $10.5 million during the first six months of 2008, compared to a net loss of $1.3 million reported during 2007. The higher net loss resulted from a material increase in the provision for credit losses and additional noninterest expense.

The provision for credit losses increased $10.3 million during the first six months of 2008 due to increased net charge-offs and allowances required by downgraded residential construction loans. Net charge-offs increased from $1.1 million in 2007 to $7.1 million in 2008. On an annualized basis, the ratio of net charge-offs to average loans and leases outstanding equaled 0.67 percent during the six month period ended June 30, 2008, compared to 0.12 percent during the same period of 2007.

Noninterest expense increased $3.3 million or 8.6 percent during the first half of 2008, versus the same period of 2007. Salaries and wages increased $1.2 million or 7.8 percent during the first six months of 2008, the combined result of merit increases and staff costs to support new facilities. Occupancy expense was up $585,000 or 7.9 percent due to growth of the branch network. Other expense equaled $12.2 million during the six months of 2008 compared to $10.9 million during the second quarter of 2007, an 11.9 percent increase caused by higher general operating expenses, such as legal expenses and credit card and other processing fees.

ISB’s noninterest income decreased $579,000 or 8.5 percent during the first six months of 2008 due to reductions in fees from working capital finance, the impact of which more than offset the benefit of higher cardholder and merchant services income and service charges on deposit accounts.

First-Citizens Bank & Trust Company. At June 30, 2008, FCB operated 343 branches in five states. FCB’s total assets increased $142.8 million from $13.39 billion at June 30, 2007 to $13.54 billion at June 30, 2008. First Citizens generated net income of $72.6 million during the first two quarters of 2008, compared to net income of $65.7 million during 2007. The $6.9 million growth in net income included the impact of a securities gain and higher net interest income, partially offset by higher noninterest expense and an increase in the provision for credit losses. FCB’s net interest income increased $7.6 million or 3.6 percent during 2008, due to higher balances of interest-earning assets.

The provision for credit losses increased $8.7 million due a $3.0 million increase in net charge-offs, and the favorable impact of modifications made to the allowance for loan and lease loss model during 2007. FCB’s noninterest income increased $20.6 million or 14.7 percent during the first six months of 2008 including the impact of the $8.1 million securities gain. Other increases were noted in wealth advisory services, deposit service charges and cardholder and merchant services income. Noninterest expense increased $8.7 million or 3.5 percent during 2008, caused by higher personnel, occupancy and technology-related costs.

LEGAL PROCEEDINGS

As previously reported, on February 24, 2006, DataTreasury Corporation (“DataTreasury”) filed a lawsuit in the United States District Court for the Eastern District of Texas against 54 defendants, including BancShares and FCB and a number of other large financial institutions, alleging that the defendants are infringing six patents covering check processing that DataTreasury claims to own. DataTreasury alleges that BancShares and FCB have infringed four of the six patents and seeks to recover damages, including royalty payment for checks processed since February 2000 and in the future. All four patents have been subject to reexamination by the United States Patent and Trademark office which has issued reexamination certificates with respect to two of the patents. BancShares and FCB challenge the validity of the patents and claim that, even if the patents are valid, we are not liable because BancShares does not process checks and FCB’s check processing system does not infringe the patents. We strenuously deny liability and are vigorously defending our positions. We have placed certain software and equipment vendors on notice of a claim for our defense costs (and currently are pursuing such a claim against one vendor) and a contingent claim for indemnification in the event DataTreasury prevails in the lawsuit.

In July 2008, DataTreasury and a number of the defendants, including BancShares and FCB, were directed by the Court to participate in mediation in an attempt to settle the lawsuit. The mediation was not successful.

Based on information currently available, we recorded a contingency accrual during the second quarter of 2008 in an amount that management deems appropriate. At this time, it is impossible to determine whether and, if so, what amount may be recovered through claims and contingent claims that have been and may be asserted against software and equipment vendors.

BancShares and various subsidiaries have been named as defendants in various other legal actions arising from our normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to those other matters cannot be determined, in the opinion of management, any such liability will not have a material effect on BancShares’ consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of June 30, 2008, BancShares’ market risk profile has not changed significantly from December 31, 2007. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares’ internal control over financial reporting occurred during the second quarter of 2008 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

On April 28, 2008, at the Annual Meeting of Shareholders of Registrant, the shareholders considered the election of directors. The shareholder vote regarding the election of the nominees for Board of Directors was:

Nominee	For	Withheld	Broker Non-votes
J.M. Alexander, Jr.	30,610,760	146,984	-
C.H. Ames	30,517,666	240,078	-
V.E. Bell, III	30,623,192	134,552	-
G.H. Broadrick	30,497,048	260,696	-
H.H. Connell	30,521,281	236,463	-
H.M. Craig, III	30,610,260	147,484	-
H.L. Durham, Jr.	30,410,331	347,413	-
L.M. Fetterman	30,610,256	147,488	-
D.L. Heavner	30,622,739	135,005	-
F.B. Holding	30,520,554	237,190	-
F.B. Holding, Jr.	30,524,330	233,414	-
L.R. Holding	30,495,707	262,037	-
C.B.C. Holt	30,610,277	147,467	-
L.S. Jones	30,621,873	135,871	-
R.E. Mason, IV	30,622,692	135,052	-
R.T. Newcomb	30,623,239	134,505	-
L.T. Nunnellee, II	30,610,309	147,435	-
J.M. Parker	30,520,609	237,135	-
R.K. Shelton	30,622,421	135,323	-
R.C. Soles, Jr.	30,411,303	346,441	-
D.L. Ward, Jr.	30,308,615	449,129	-

Item 6. Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2008	FIRST CITIZENS BANCSHARES, INC.
(Registrant)

By: /s/ KENNETH A. BLACK
Kenneth A. Black
Vice President, Treasurer and Chief Financial Officer