Form 10-Q
period 2008-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2008-11-06
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Class B Common Stock—$1 Par Value—1,677,675 shares

(Number of shares outstanding, by class, as of November 5, 2008)

PART I

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets

First Citizens BancShares, Inc. and Subsidiaries

(thousands, except share data)	September 30* 2008	December 31# 2007	September 30* 2007
Assets
Cash and due from banks	$724,216	$793,788	$827,083
Overnight investments	328,706	266,209	512,933
Investment securities available for sale	2,971,256	3,229,241	3,231,811
Investment securities held to maturity	6,309	7,594	34,339
Loans and leases	11,627,635	10,963,904	10,763,158
Less allowance for loan and lease losses	152,946	136,974	133,576

Net loans and leases	11,474,689	10,826,930	10,629,582
Premises and equipment	788,106	757,694	745,529
Income earned not collected	74,549	79,343	83,759
Goodwill	102,625	102,625	102,625
Other intangible assets	4,320	5,858	6,374
Other assets	190,829	142,825	137,835

Total assets	$16,665,605	$16,212,107	$16,311,870

Liabilities
Deposits:
Noninterest-bearing	$2,652,620	$2,519,256	$2,607,203
Interest-bearing	10,719,848	10,409,288	10,373,244

Total deposits	13,372,468	12,928,544	12,980,447
Short-term borrowings	1,014,388	1,305,287	1,393,049
Long-term obligations	649,214	404,392	404,266
Other liabilities	125,201	132,676	132,533

Total liabilities	15,161,271	14,770,899	14,910,295
Shareholders’ Equity
Common stock:
Class A—$1 par value (8,756,778 shares issued for all periods)	8,757	8,757	8,757
Class B—$1 par value (1,677,675 shares issued for all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,316,030	1,246,473	1,223,180
Accumulated other comprehensive income	34,103	40,534	24,194

Total shareholders’ equity	1,504,334	1,441,208	1,401,575

Total liabilities and shareholders’ equity	$16,665,605	$16,212,107	$16,311,870

*	Unaudited
#	Derived from the 2007 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

First Citizens BancShares, Inc. and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
(thousands, except share and per share data; unaudited)	2008	2007	2008	2007
Interest income
Loans and leases	$168,927	$185,705	$513,236	$541,692
Investment securities:
U. S. Government	28,066	36,619	95,665	103,278
State, county and municipal	52	53	158	167
Other	530	791	2,128	2,327

Total investment securities interest and dividend income	28,648	37,463	97,951	105,772
Overnight investments	1,797	8,952	8,163	25,766

Total interest income	199,372	232,120	619,350	673,230
Interest expense
Deposits	59,559	89,224	203,675	252,247
Short-term borrowings	3,724	15,108	15,764	41,764
Long-term obligations	8,478	6,853	24,295	20,506

Total interest expense	71,761	111,185	243,734	314,517

Net interest income	127,611	120,935	375,616	358,713
Provision for credit losses	20,195	17,333	43,663	21,799

Net interest income after provision for credit losses	107,416	103,602	331,953	336,914
Noninterest income
Cardholder and merchant services income	25,645	25,526	74,388	72,405
Service charges on deposit accounts	21,099	20,193	62,114	56,662
Wealth management services	12,210	12,922	38,138	36,238
Fees from processing services	8,589	7,966	26,343	23,951
Other service charges and fees	5,040	4,536	13,512	12,222
Mortgage income	1,053	1,529	4,793	5,068
Insurance commissions	1,991	1,907	6,206	5,718
ATM income	1,880	1,700	5,313	4,921
Securities gains	338	1,376	8,389	1,376
Other	(601)	(370)	741	375

Total noninterest income	77,244	77,285	239,937	218,936
Noninterest expense
Salaries and wages	66,447	62,521	192,859	180,920
Employee benefits	13,761	15,295	44,960	41,297
Occupancy expense	15,356	14,331	45,404	42,193
Equipment expense	14,613	13,995	42,715	41,672
Other	45,382	40,764	124,743	122,297

Total noninterest expense	155,559	146,906	450,681	428,379

Income before income taxes	29,101	33,981	121,209	127,471
Income taxes	9,547	11,362	43,044	45,017

Net income	$19,554	$22,619	$78,165	$82,454

Average shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453
Net income per share	$1.87	$2.17	$7.49	$7.90

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands, except share data)
Balance at December 31, 2006	$8,757	$1,678	$143,766	$1,148,372	$8,246	$1,310,819
Adjustment resulting from adoption of
FASB Interpretation No. 48	—	—	—	962	—	962
Comprehensive income:
Net income	—	—	—	82,454	—	82,454
Unrealized securities gains arising during period, net of $10,599 deferred tax	—	—	—	—	16,545	16,545
Change in unrecognized loss on cash flow hedge, net of $389 deferred tax	—	—	—	—	(597)	(597)

Total comprehensive income						98,402

Cash dividends	—	—	—	(8,608)	—	(8,608)

Balance at September 30, 2007	$8,757	$1,678	$143,766	$1,223,180	$24,194	$1,401,575

Balance at December 31, 2007	$8,757	$1,678	$143,766	$1,246,473	$40,534	$1,441,208
Comprehensive income:
Net income	—	—	—	78,165	—	78,165
Unrealized securities losses arising during period, net of $4,185 deferred tax benefit	—	—	—	—	(6,509)	(6,509)
Change in unrecognized loss on cash flow hedge, net of $51 deferred tax	—	—	—	—	78	78

Total comprehensive income						71,734

Cash dividends	—	—	—	(8,608)	—	(8,608)

Balance at September 30, 2008	$8,757	$1,678	$143,766	$1,316,030	$34,103	$1,504,334

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	Nine Months Ended September 30,
	2008	2007
	(thousands)
OPERATING ACTIVITIES
Net income	$78,165	$82,454
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	1,538	1,626
Provision for credit losses	43,663	21,799
Deferred tax (benefit) expense	(9,000)	3,226
Change in current taxes payable	3,891	(1,167)
Depreciation	40,274	38,708
Change in accrued interest payable	(20,233)	4,411
Change in income earned not collected	4,794	(12,197)
Securities gains	(8,389)	(1,376)
Origination of loans held for sale	(375,358)	(404,313)
Proceeds from sale of loans	386,594	401,271
Loss (gain) on sale of loans	661	362
Loss on premises and equipment, net	—	1,654
Net amortization of premiums and discounts	3,837	(3,281)
Net change in other assets	(5,890)	7,481
Net change in other liabilities	8,320	5,492

Net cash provided by operating activities	152,867	146,150

INVESTING ACTIVITIES
Net change in loans and leases outstanding	(731,623)	(543,234)
Purchases of investment securities available for sale	(1,116,613)	(1,315,394)
Proceeds from maturities of investment securities held to maturity	1,287	184,819
Proceeds from maturities of investment securities available for sale	1,368,454	1,117,274
Net change in overnight investments	(62,497)	(164,336)
Dispositions of premises and equipment	—	980
Additions to premises and equipment	(70,686)	(79,787)

Net cash used by investing activities	(611,678)	(799,678)

FINANCING ACTIVITIES
Net change in time deposits	(15,519)	352,561
Net change in demand and other interest-bearing deposits	459,443	(115,438)
Net change in short-term borrowings	(291,077)	241,112
Origination of long-term obligations	245,000	—
Cash dividends paid	(8,608)	(8,608)

Net cash provided by financing activities	389,239	469,627

Change in cash and due from banks	(69,572)	(183,901)
Cash and due from banks at beginning of period	793,788	1,010,984

Cash and due from banks at end of period	$724,216	$827,083

CASH PAYMENTS FOR:
Interest	$263,967	$310,106
Income taxes	57,130	44,608

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans transferred to other real estate	$28,681	$2,733
Unrealized securities (losses) gains	(10,694)	27,144
Unrealized gain (loss) on cash flow hedge	129	(986)

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

At September 30, 2008, loans totaling $3,177,139 were pledged to secure debt obligations, compared to $247,908 at September 30, 2007. IronStone Bank’s home equity loans and residential mortgage loans were pledged to the Federal Home Loan Bank of Atlanta (FHLB) during both periods. At September 30, 2008, IronStone Bank (ISB) had also pledged its commercial real estate loans to the FHLB and First-Citizens Bank & Trust Company (FCB) had pledged its home equity loans and residential mortgage loans.

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

During October 2008, BancShares announced its plan to merge ISB into FCB during early 2009. The merged entity will operate under the name FCB using its existing state bank charter.

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

	As of and for the nine months ended September 30, 2008
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$106,210	$505,685	$20,025	$631,920	$(12,570)	$619,350
Interest expense	56,410	173,092	26,802	256,304	(12,570)	243,734

Net interest income	49,800	332,593	(6,777)	375,616	—	375,616
Provision for credit losses	23,824	19,839	—	43,663	—	43,663

Net interest income after provision for credit losses	25,976	312,754	(6,777)	331,953	—	331,953
Noninterest income	8,941	238,244	872	248,057	(8,120)	239,937
Noninterest expense	64,596	392,637	1,568	458,801	(8,120)	450,681

Income (loss) before income taxes	(29,679)	158,361	(7,473)	121,209	—	121,209
Income taxes	(10,133)	55,779	(2,602)	43,044	—	43,044

Net income (loss)	$(19,546)	$102,582	$(4,871)	$78,165	$—	$78,165

Total assets	$2,637,604	$13,713,641	$2,463,064	$18,814,309	$(2,148,704)	$16,665,605
Loans and leases	2,229,976	9,397,659	—	11,627,635	—	11,627,635
Allowance for loan and lease losses	34,245	118,701	—	152,946	—	152,946
Deposits	2,047,220	11,366,930	—	13,414,150	(41,682)	13,372,468

	As of and for the nine months ended September 30, 2007
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$104,625	$561,086	$33,275	$698,986	$(25,756)	$673,230
Interest expense	57,036	239,616	43,621	340,273	(25,756)	314,517

Net interest income	47,589	321,470	(10,346)	358,713	—	358,713
Provision for credit losses	6,213	15,586	—	21,799	—	21,799

Net interest income after provision for credit losses	41,376	305,884	(10,346)	336,914	—	336,914
Noninterest income	10,199	215,942	422	226,563	(7,627)	218,936
Noninterest expense	59,236	376,357	413	436,006	(7,627)	428,379

Income (loss) before income taxes	(7,661)	145,469	(10,337)	127,471	—	127,471
Income taxes	(2,413)	51,008	(3,578)	45,017	—	45,017

Net income (loss)	$(5,248)	$94,461	$(6,759)	$82,454	$—	$82,454

Total assets	$2,355,070	$13,598,556	$2,609,780	$18,563,406	$(2,251,536)	$16,311,870
Loans and leases	2,026,329	8,736,829	—	10,763,158	—	10,763,158
Allowance for loan and lease losses	23,290	110,286	—	133,576	—	133,576
Deposits	1,950,052	11,069,332	—	13,019,384	(38,937)	12,980,447

Note C

Employee Benefits

BancShares recognized pension expense totaling $4,332 and $8,637, respectively, in the nine-month periods ended September 30, 2008 and 2007. Pension expense is included as a component of employee benefit expense.

	Nine month periods ended September 30,
Components of Net Periodic Benefit Cost	2008	2007
Service cost	$8,917	$12,851
Interest cost	15,470	15,931
Expected return on assets	(20,950)	(22,583)
Amortization of prior service cost	159	851
Amortization of net actuarial loss	736	1,587

Total net periodic benefit cost	$4,332	$8,637

The reduction in pension expense during 2008 resulted from a modification in retirement benefit access that was effective January 1, 2008. Associates hired on or after April 1, 2007 are ineligible for benefits under the pension plan but may participate in an enhanced 401(k) plan. Associates hired prior to April 1, 2007 were allowed to continue participation in the pension plan and the existing 401(k) plan or they could elect to discontinue participation in the pension plan and enter into an enhanced 401(k) plan.

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

For assets and liabilities carried at fair value, the following table provides fair value information as of September 30, 2008:

	Fair value at September 30, 2008	Fair value measurements at September 30, 2008 using:
Description		Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
	(thousands)
Assets measured at fair value
Investment securities available for sale	$2,971,256	$2,840,785	$81,723	$48,748

Liabilities measured at fair value
Cash flow hedge	5,982	—	5,982	—

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

For those investment securities available for sale with fair values that are determined by reliance on significant unobservable inputs, the following table identifies the factors causing the change in fair value from January 1, 2008 to September 30, 2008:

Description	Investment securities available for sale with fair values based on significant unobservable inputs
(thousands)
Beginning balance, January 1, 2008	$40,016
Total gains (losses), realized or unrealized:
Included in earnings	—
Included in other comprehensive income	192
Purchases, sales, issuances and settlements, net	8,540
Transfers in/out of Level 3	—

Ending balance, September 30, 2008	$48,748

No gains or losses were reported for the nine-month period ended September 30, 2008 that relate to fair values estimated based on significant unobservable inputs.

Some assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are therefore carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. For assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of September 30, 2008:

	Fair value at September 30, 2008	Fair value measurements at September 30, 2008 using:
Description		Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Loans held for sale	$63,924	$—	$—	$63,924
Impaired loans	14,570	—	—	14,570

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

In July 2008, DataTreasury and a number of the defendants, including BancShares and FCB, were directed by the Court to participate in mediation in an attempt to settle the lawsuit. The mediation was not successful. A contingency accrual was recorded during the second quarter of 2008 in an amount that management deemed appropriate based on information available at that time. At this time, it is impossible to determine whether and, if so, what amount may be recovered through claims and contingent claims that have been and may be asserted against software and equipment vendors.

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

OVERVIEW

BancShares is a financial holding company with two wholly owned banking subsidiaries: First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and IronStone Bank (ISB), a federally-chartered thrift institution. Each bank operates branch offices in states separate and distinct from one another. FCB operates branches in five states and has announced its plan to open an office in the Washington, DC market. ISB operates in urban areas of twelve states. In October 2008, we announced plans to merge ISB into FCB during 2009. The merged entity will operate under the name FCB using the existing bank charter.

BancShares’ earnings and cash flows are derived primarily from the commercial banking activities conducted by its banking subsidiaries. These activities include commercial and consumer lending, deposit and cash management products, cardholder, merchant, wealth management services, as well as various other products and services typically offered by commercial banks. FCB and ISB gather interest-bearing and noninterest-bearing deposits from retail and commercial customers. BancShares and its subsidiaries also secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in various types of interest-earning assets including loans and leases, investment securities and overnight investments. We also invest in bank premises, furniture and equipment used to conduct the subsidiaries’ commercial banking business.

Various external factors influence customer demand for our loan, lease and deposit products and ultimately affect asset quality. The general weakness of the economy during 2008 has resulted in higher rates of unemployment, increased bankruptcy rates and a growing inability for some businesses and consumers to meet their debt service obligations. In addition, real estate demand in many of our markets remains weak, resulting in a decline in real estate values that has affected collateral values for certain of our loans.

During 2008, economic conditions have had a significant impact on virtually all financial institutions in the United States, including BancShares. The widespread non-availability of capital has created significant disruptions, causing financial institutions to curtail growth and in some cases to seek merger partners under distressed conditions. As a result of the inter-connectivity of the global financial markets, the failure and acquisition of troubled entities have created challenges throughout the industry. With respect to the well-documented problems facing the financial services sector:

•

Our sub-prime exposure is limited to programs we initiated to provide financing for affordable housing in connection with our ongoing efforts to comply with the Community Reinvestment Act; the carrying value of these loans as of September 30, 2008 was $3.8 million;

•	We wrote off our exposure to the Federal National Mortgage Association during the third quarter of 2008 in the amount of $8,353 [eight thousand, three hundred fifty three dollars];

•	We have no exposure to the Federal Home Loan Mortgage Corporation;

•	We have no known losses resulting the from bankruptcy of Lehman Brothers Holdings, Inc.;

•	We have no known losses resulting from the government-assisted wind-down of American International Group, Inc.

In addition to the external influence of the economy, monetary actions by the Federal Reserve are significant to the interest rate environment in which we operate. At any point in time, both the existing level and anticipated movement of interest rates have a material impact on customer demand for our products, our pricing of those products and on our profitability.

Although we are unable to control the external factors that influence our business, through the utilization of various liquidity, interest rate and credit risk management tools, we seek to minimize the potentially adverse risks of unforeseen and potentially unfavorable economic trends and take advantage of favorable economic conditions when appropriate.

Financial institutions frequently focus their strategic and operating emphasis on maximizing profitability and therefore measure their relative success by reference to measures such as return on average assets or return on average shareholders’ equity. BancShares’ profitability measures have historically compared unfavorably to the returns of similar-sized financial holding companies. Instead, we place primary emphasis upon asset quality, balance sheet liquidity and capital conservation, even when those priorities may be detrimental to short-term profitability. During the current economic instability, our traditional focus on liquidity and asset quality have allowed us to conduct our business with minimal disruption.

Despite the weak economy and the conditions within the financial services industry, the strengths and competitive position of BancShares create opportunities for significant growth and expansion. We operate in diverse and growing geographic markets and believe that through competitive products and superior customer service, we can increase our business volumes and profitability. In recent years, we have focused our efforts on businesses owners, medical and other professionals and financially active individuals.

PERFORMANCE SUMMARY

BancShares’ earnings declined during the third quarter of 2008 when compared to the third quarter of 2007. Third quarter 2008 consolidated net income equaled $19.6 million compared to $22.6 million earned during the corresponding period of 2007. The $3.1 million or 13.6 percent decrease in net income resulted from higher provision for credit losses and noninterest expense. Net interest income improved while noninterest income was flat. The annualized return on average assets was 0.48 percent during the third quarter of 2008, compared to 0.56 percent during the same period of 2007. The annualized return on average equity was 5.20 percent during 2008, compared to 6.48 percent during the same period of 2007. Net income per share during the third quarter of 2008 totaled $1.87, compared to $2.17 during the third quarter of 2007.

For the first nine months of 2008, BancShares recorded net income of $78.2 million, compared to $82.5 million earned during the first nine months of 2007. The $4.3 million or 5.2 percent decrease was attributable to higher provision for credit losses and noninterest expense, substantially offset by increased levels of net interest income and noninterest income. Net income per share for the first nine months of 2008 amounted to $7.49, compared to $7.90 during the same period of 2007. On an annualized basis, BancShares returned 0.64 percent on average assets during the first nine months of 2008, compared to 0.70 percent from the corresponding period of 2007. Annualized return on average equity for the first nine months of 2008 was 7.05 percent, down from 8.14 percent during the same period of 2007.

Financial Summary	Table 1

	2008			2007		Nine Months Ended September 30
(thousands, except share data and ratios)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2008	2007
Summary of Operations
Interest income	$199,372	$202,575	$217,403	$230,826	$232,120	$619,350	$673,230
Interest expense	71,761	77,147	94,826	109,197	111,185	243,734	314,517

Net interest income	127,611	125,428	122,577	121,629	120,935	375,616	358,713
Provision for credit losses	20,195	13,350	10,118	11,795	17,333	43,663	21,799

Net interest income after provision for credit losses	107,416	112,078	112,459	109,834	103,602	331,953	336,914
Noninterest income	77,244	79,025	83,668	76,534	77,285	239,937	218,936
Noninterest expense	155,559	149,481	145,641	146,285	146,906	450,681	428,379

Income before income taxes	29,101	41,622	50,486	40,083	33,981	121,209	127,471
Income taxes	9,547	15,396	18,101	13,920	11,362	43,044	45,017

Net income	$19,554	$26,226	$32,385	$26,163	$22,619	$78,165	$82,454

Net interest income-taxable equivalent	$129,164	$127,143	$124,430	$123,666	$122,980	$380,737	$364,353

Selected Quarterly Averages
Total assets	$16,377,570	$16,396,288	$16,307,994	$16,276,649	$16,092,009	$16,362,573	$15,798,770
Investment securities	2,998,370	3,238,028	3,183,636	3,272,015	3,162,011	3,139,495	3,100,930
Loans and leases	11,440,563	11,154,400	10,961,706	10,831,571	10,623,247	11,186,487	10,406,443
Interest-earning assets	14,814,463	14,841,431	14,691,141	14,655,309	14,476,247	14,782,462	14,169,997
Deposits	13,003,821	12,969,423	12,905,651	12,876,549	12,728,527	12,961,679	12,586,002
Interest-bearing liabilities	12,187,085	12,281,649	12,309,132	12,216,067	12,052,307	12,259,025	11,771,321
Long-term obligations	613,046	609,301	475,732	404,367	405,101	566,198	406,227
Shareholders’ equity	$1,496,573	$1,484,143	$1,466,411	$1,420,348	$1,385,284	$1,481,519	$1,353,820
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Selected Quarter-End Balances
Total assets	$16,665,605	$16,422,674	$16,746,518	$16,212,107	$16,311,870	$16,665,605	$16,311,870
Investment securities	2,977,565	3,013,432	3,206,137	3,236,835	3,266,150	2,977,565	3,266,150
Loans and leases	11,627,635	11,313,155	11,029,937	10,963,904	10,763,158	11,627,635	10,763,158
Interest-earning assets	14,933,906	14,722,037	15,039,574	14,466,948	14,542,241	14,933,906	14,542,241
Deposits	13,372,468	13,075,411	13,226,991	12,928,544	12,980,447	13,372,468	12,980,447
Interest-bearing liabilities	12,383,450	12,147,269	12,566,799	12,118,967	12,170,559	12,383,450	12,170,559
Long-term obligations	649,214	609,277	609,335	404,392	404,266	649,214	404,266
Shareholders’ equity	$1,504,334	$1,487,282	$1,486,034	$1,441,208	$1,401,575	$1,504,334	$1,401,575
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Profitability Ratios (averages)
Rate of return (annualized) on:
Total assets	0.48%	0.64%	0.80%	0.64%	0.56%	0.64%	0.70%
Shareholders’ equity	5.20	7.11	8.88	7.31	6.48	7.05	8.14
Dividend payout ratio	14.71	10.96	8.87	10.96	12.67	11.01	10.44

Liquidity and Capital Ratios (averages)
Loans and leases to deposits	87.98%	86.01%	84.94%	84.12%	83.46%	86.30%	82.68%
Shareholders’ equity to total assets	9.14	9.05	8.99	8.73	8.61	9.05	8.57
Time certificates of $100,000 or more to total deposits	18.04	18.26	18.13	18.04	17.67	18.30	17.11

Per Share of Stock
Net income	$1.87	$2.51	$3.10	$2.51	$2.17	$7.49	$7.90
Cash dividends	0.275	0.275	0.275	0.275	0.275	0.825	0.825
Book value at period end	144.17	142.54	142.42	138.12	134.32	144.17	134.32
Tangible book value at period end	133.92	132.24	132.07	127.72	123.88	133.92	123.88

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and maturity of the underlying asset. Riskier investments typically carry a higher interest rate, but expose the investor to potentially higher levels of default. We have historically focused on maintaining exceptional asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. The focus on asset quality is also reflected in our investment securities portfolio where United States Treasury and U.S. Government agency securities represent 97.4 percent of the total portfolio. The investment securities portfolio generally grows and shrinks based on loan, lease and deposit trends. When deposit growth exceeds loan and lease demand, we invest excess funds in the securities portfolio. Conversely, when loan and lease demand exceeds deposit growth, we use proceeds from maturing securities to fund loan and lease demand. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.

Loans and leases. At September 30, 2008 and 2007, loans and leases totaled $11.63 billion and $10.76 billion, respectively. The $864.5 million or 8.0 percent growth from September 30, 2007 to September 30, 2008 resulted from growth within the commercial and revolving mortgage portfolios and commercial and industrial loans.

Commercial mortgage loans totaled $4.27 billion at September 30, 2008, representing 36.7 percent of the total loan and lease portfolio. This represents an increase of $366.2 million or 9.4 percent since September 30, 2007. Demand for loans secured by owner-occupied medical and professional facilities remained strong during the third quarter, particularly in expansion markets. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At September 30, 2008, revolving mortgage loans totaled $1.79 billion, representing 15.4 percent of total loans and leases outstanding, an increase of $338.5 million or 23.3 percent since September 30, 2007. Origination of new credit lines has been robust during 2008, in part due to the declining rate environment, which makes variable-rate home equity products attractive to customers.

Commercial and industrial loans totaled $1.89 billion or 16.2 percent of total loans and leases outstanding. These loans increased $271.3 million or 16.8 percent since September 30, 2007, the result of continuing customer demand and sales efforts in both traditional and expansion markets.

Construction and land development loans totaled $803.9 million or 6.9 percent of total loans at September 30, 2008, a decrease of $12.4 million or 1.5 percent since September 30, 2007. Given the continuing instability of real estate markets, we have reduced our emphasis on this area of lending, particularly in the Atlanta, Georgia and Southwest Florida markets.

Residential mortgage loans totaled $961.1 million or 8.3 percent of total loans and leases at September 30, 2008, down $76.4 million or 7.4 percent from September 30, 2007. We continue to sell on a servicing released basis substantially all of our current production of residential mortgage loans.

Consumer loans totaled $1.32 billion or 11.3 percent of total loans and leases at September 30, 2008, a 4.2 percent reduction from September 30, 2007. Effective November 28, 2008 we will discontinue originations of sales finance loans through our dealer network. However, we will continue to offer direct consumer loans through our branch network or customer contact center.

We anticipate reasonably strong growth in most segments of our loan portfolio over the course of the next several quarters as we take advantage of opportunities that are available as a result of financial difficulties that confront certain of our competitors. All growth projections are subject to change as a result of economic deterioration or improvement, competitive forces and other external factors.

Loans and Leases	Table 2

	2008			2007
(thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Real estate:
Construction and land development	$803,935	$815,005	$817,832	$810,818	$816,328
Commercial mortgage	4,265,501	4,164,592	4,053,773	3,982,496	3,899,289
Residential mortgage	961,105	985,513	1,027,469	1,029,030	1,037,460
Revolving mortgage	1,793,178	1,638,049	1,521,191	1,494,431	1,454,659
Other mortgage	152,764	147,424	147,082	145,552	153,487

Total real estate loans	7,976,483	7,750,583	7,567,347	7,462,327	7,361,223
Commercial and industrial	1,886,847	1,797,042	1,721,927	1,707,394	1,615,550
Consumer	1,317,421	1,337,820	1,308,269	1,368,228	1,375,001
Lease financing	346,757	335,877	340,620	340,601	329,535
Other	100,127	91,833	91,774	85,354	81,849

Total loans and leases	11,627,635	11,313,155	11,029,937	10,963,904	10,763,158
Less allowance for loan and lease losses	152,946	144,533	141,591	136,974	133,576

Net loans and leases	$11,474,689	$11,168,622	$10,888,346	$10,826,930	$10,629,582

Investment securities available for sale. Investment securities available for sale totaled $2.97 billion at September 30, 2008, compared to $3.23 billion at September 30, 2007. Available-for-sale securities are reported at their aggregate fair value. During the first quarter 2008, due to concerns about issuer credit quality, we suspended acquisition of U.S. Government agency securities in favor of traditional U.S. Treasury instruments. Table 3 presents detailed information relating to the investment securities portfolio.

Income on interest-earning assets. Interest income amounted to $199.4 million during the third quarter of 2008, a $32.7 million or 14.1 percent decrease from the third quarter of 2007, as the impact of falling asset yields more than offset the impact of growth in average interest-earning assets. The taxable-equivalent yield on interest-earning assets for the third quarter of 2008 equaled 5.40 percent, compared to 6.51 percent for the corresponding period of 2007.

Loan and lease interest income for the third quarter of 2008 equaled $168.9 million, a reduction of $16.8 million or 9.0 percent from the third quarter of 2007. The taxable-equivalent yield on the loan and lease portfolio equaled 5.90 percent during the third quarter of 2008, down 118 basis points from the same period of 2007. The lower yield resulted from origination of new loans and leases and downward adjustments of variable rate loans to current market rates. The impact of the declining loan yields more than offset the impact of the $817.3 million or 7.7 percent increase in average loans and leases during the third quarter of 2008.

Investment Securities	Table 3

	September 30, 2008				September 30, 2007
(thousands)	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield
Investment securities available for sale:
U. S. Government:
Within one year	$1,418,041	$1,433,874	0/6	4.67%	$1,639,356	$1,641,945	0/6	4.71%
One to five years	1,375,854	1,383,885	1/7	2.56	1,421,207	1,432,361	1/7	4.79
Five to ten years	1,053	1,027	8/4	4.64	6,332	6,200	5/10	4.88
Over ten years	78,722	77,835	27/8	5.37	80,273	78,474	27/3	5.48

Total	2,873,670	2,896,621	1/9	3.68	3,147,168	3,158,980	1/8	4.77
State, county and municipal:
Within one year	1,696	1,698	0/7	3.93	701	699	0/7	3.84
One to five years	1,418	1,379	3/2	4.69	2,147	2,123	2/4	4.08
Five to ten years	—	—			470	474	5/5	4.90
Over ten years	51	50	20/2	4.64	66	65	21/0	4.44

Total	3,165	3,127	2/0	4.26	3,384	3,361	2/9	4.15
Other
Over ten years	4,306	6,140	12/1	11.13	8,304	9,923	10/8	11.13

Total	4,306	6,140	12/1	11.13	8,304	9,923	10/8	11.13
Equity securities	46,073	65,368			34,364	59,547

Total investment securities available for sale	$2,927,214	$2,971,256			$3,193,220	$3,231,811

Investment securities held to maturity:
U. S. Government:
Within one year				%	$26,530	$26,518	0/2	3.66%
Five to ten years	4,550	4,647	8/6	5.53	5,772	5,753	9/6	5.53
Over ten years	170	204	20/7	6.41	204	235	20/5	6.28

Total	4,720	4,851	8/11	5.72	32,506	32,506	1/4	3.85
State, county and municipal:
Within one year	151	152	0/7	5.88	—	—
One to five years	—	—			149	153	1/7	5.88
Five to ten years	1,438	1,515	9/7	6.02	—	—
Over ten years	—	—			1,434	1,536	10/7	6.02

Total	1,589	1,667	8/9	6.01	1,583	1,689	10/0	6.01
Other
Within one year	—	—	0	3.25	250	250	0/10	3.25

Total	—	—	0	3.25	250	250	1/1	3.25

Total investment securities held to maturity	6,309	6,518	8/10	5.68%	34,339	34,445	1/6	3.90%

Total investment securities	$2,933,523	$2,977,774			$3,227,559	$3,266,256

Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35% for federal income tax purposes and 6.9% for state income taxes for all periods.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis—Third Quarter	Table 4

	2008			2007			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$11,440,563	$169,405	5.90%	$10,623,247	$186,266	7.08%	$14,666	$(31,527)	$(16,861)

Investment securities:
U. S. Government	2,921,407	29,113	3.96	3,087,119	38,046	4.89	(1,877)	(7,056)	(8,933)
State, county and municipal	4,763	80	6.68	4,940	110	8.83	(4)	(26)	(30)
Other	72,200	530	2.92	69,952	791	4.49	20	(281)	(261)

Total investment securities	2,998,370	29,723	3.94	3,162,011	38,947	4.89	(1,861)	(7,363)	(9,224)
Overnight investments	375,530	1,797	1.90	690,989	8,952	5.14	(2,802)	(4,353)	(7,155)

Total interest-earning assets	$14,814,463	$200,925	5.40%	$14,476,247	$234,165	6.51%	$10,003	$(43,243)	$(33,240)

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,442,419	$292	0.08%	$1,389,902	$515	0.15%	$21	$(244)	$(223)
Savings	549,060	279	0.20	566,171	310	0.22	(6)	(25)	(31)
Money market accounts	3,186,218	13,756	1.72	2,862,224	24,851	3.44	2,041	(13,136)	(11,095)
Time deposits	5,263,525	45,232	3.42	5,376,100	63,548	4.69	(1,240)	(17,076)	(18,316)

Total interest-bearing deposits	10,441,222	59,559	2.27	10,194,397	89,224	3.47	816	(30,481)	(29,665)
Federal funds purchased	38,298	169	1.76	53,017	679	5.08	(128)	(382)	(510)
Repurchase agreements	182,714	165	0.36	316,545	2,743	3.44	(642)	(1,936)	(2,578)
Master notes	854,619	2,734	1.27	999,577	10,742	4.26	(1,024)	(6,984)	(8,008)
Other short-term borrowings	57,186	656	4.56	83,670	944	4.48	(302)	14	(288)
Long-term obligations	613,046	8,478	5.53	405,101	6,853	6.77	3,213	(1,588)	1,625

Total interest-bearing liabilities	$12,187,085	$71,761	2.34	$12,052,307	$111,185	3.66%	$1,933	$(41,357)	$(39,424)

Interest rate spread			3.06%			2.85%

Net interest income and net yield on interest-earning assets		$129,164	3.47%		$122,980	3.37%	$8,070	$(1,886)	$6,184

Average loan and lease balances include nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.90% for each period. The taxable-equivalent adjustment was $1,553 and $2,045 for 2008 and 2007, respectively.

Interest income earned on the investment securities portfolio amounted to $28.6 million during the third quarter of 2008 versus $37.5 million during the same period of 2007, a decrease of $8.8 million or 23.5 percent. This decrease is the result of lower yields and average volume. The taxable-equivalent yield decreased 95 basis points from 4.89 percent in the third quarter of 2007 to 3.94 percent in the third quarter of 2008 due to the reinvestment of maturing securities at lower yields. Average investment securities decreased $163.6 million or 5.2 percent from $3.16 billion during the third quarter of 2007 to $3.00 billion during the third quarter of 2008 as a portion of the proceeds from maturing securities were used to fund loan growth.

Interest income from overnight investments amounted to $1.8 million during the third quarter of 2008, a decrease of $7.2 million from the $9.0 million earned during the third quarter of 2007, the combined result of a 324 basis point yield decrease and $315.5 million reduction in average balances. The average balance of overnight investments declined due to the need to allocate additional balance sheet liquidity toward funding of loan growth.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis—Nine Months	Table 5

	2008			2007			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$11,186,487	$514,693	6.15%	$10,406,443	$543,209	6.99%	$38,872	$(67,388)	$(28,516)
Investment securities:
U. S. Government	3,061,928	99,244	4.33	3,024,812	107,305	4.74	1,216	(9,277)	(8,061)
State, county and municipal	4,880	243	6.65	5,447	263	6.46	(28)	8	(20)
Other	72,687	2,128	3.91	70,671	2,327	4.40	63	(262)	(199)

Total investment securities	3,139,495	101,615	4.32	3,100,930	109,895	4.73	1,251	(9,531)	(8,280)
Overnight investments	456,480	8,163	2.39	662,624	25,766	5.20	(5,844)	(11,759)	(17,603)

Total interest-earning assets	$14,782,462	$624,471	5.65%	$14,169,997	$678,870	6.41%	$34,279	$(88,678)	$(54,399)

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,443,475	$956	0.09%	$1,446,877	$1,435	0.13%	$(25)	$(454)	$(479)
Savings	547,082	840	0.21	582,343	936	0.21	(76)	(20)	(96)
Money market accounts	3,114,160	47,059	2.02	2,791,710	70,360	3.37	6,524	(29,825)	(23,301)
Time deposits	5,374,334	154,820	3.85	5,218,719	179,516	4.60	4,982	(29,678)	(24,696)

Total interest-bearing deposits	10,479,051	203,675	2.60	10,039,649	252,247	3.36	11,405	(59,977)	(48,572)
Federal funds purchased	34,933	591	2.26	67,033	2,585	5.16	(889)	(1,105)	(1,994)
Repurchase agreements	237,319	1,640	0.92	297,079	7,888	3.55	(994)	(5,254)	(6,248)
Master notes	884,222	11,533	1.74	880,377	28,505	4.33	111	(17,083)	(16,972)
Other short-term borrowings	57,302	2,000	4.66	80,956	2,786	4.60	(818)	32	(786)
Long-term obligations	566,198	24,295	5.72	406,227	20,506	6.73	7,460	(3,671)	3,789

Total interest-bearing liabilities	$12,259,025	$243,734	2.66%	$11,771,321	$314,517	3.57%	$16,275	$(87,058)	$(70,783)

Interest rate spread			2.99%			2.84%

Net interest income and net yield on interest-earning assets		$380,737	3.44%		$364,353	3.44%	$18,004	$(1,620)	$16,384

Average loan and lease balances include nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.90% for each period. The taxable-equivalent adjustment was $5,121 and $5,640 for 2008 and 2007, respectively.

Interest income amounted to $619.4 million during the first nine months of 2008, a $53.9 million or 8.0 percent decrease from the same period of 2007, the net result of lower yields offset in part by growth in interest-earning assets. The taxable-equivalent yield declined 76 basis points from 6.41 percent for the first nine months of 2007 to 5.65 percent during the same period of 2008, caused by lower market interest rates during 2008.

For the nine months ended September 30, 2008, loan and lease interest income equaled $513.2 million, a decrease of $28.5 million or 5.3 percent from the same period of 2007. The deterioration in interest income reflects the unfavorable effect of an 84 basis point decrease in loan and lease yields, the impact of which more than offset the benefit of a $780.0 million or 7.5 percent increase in average loans and leases.

For the nine months ended September 30, 2008, income earned on the investment securities portfolio amounted to $98.0 million, compared to $105.8 million during the same period of 2007, a decrease of $7.8 million or 7.4 percent. This decrease was the result of lower interest rates, partially offset by a slight increase in the average balance of the securities portfolio. The yield on average investment securities declined 41 basis points resulting from the reinvestment of proceeds arising from maturing securities to current market rates.

Interest earned on overnight investments totaled $8.2 million during the first nine months of 2008 compared to $25.8 million during the same period of 2007, a $17.6 million or 68.3 percent decrease. Average balances declined by $206.1 million while the yield fell by 281 basis points due to declining market rates.

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

Deposits. At September 30, 2008, deposits totaled $13.37 billion, an increase of $392.0 million or 3.0 percent over September 30, 2007. During 2008, competition and pricing for deposit business in our market areas remained extremely intense, particularly from larger bank competitors confronting funding and other financial challenges. During the latter part of the third quarter 2008, we experienced a high incidence of new deposit opportunities directly attributable to such funding and financial challenges of numerous bank competitors.

Short-term borrowings. At September 30, 2008, short-term borrowings totaled $1.01 billion compared to $1.39 billion at September 30, 2007, a $378.7 million reduction. The 27.2 percent decline resulted from reduced demand for commercial cash management products caused by falling market interest rates.

Long-term obligations. Long-term obligations equaled $649.2 million at September 30, 2008, up $244.9 million from September 30, 2007. During 2008, we borrowed $245.0 million from the Federal Home Loan Bank of Atlanta (FHLB) in order to provide additional balance sheet liquidity. Further borrowings may be necessary to fund loan growth.

Expense on interest-bearing liabilities. Interest expense amounted to $71.8 million during the third quarter of 2008, a $39.4 million or 35.5 percent decrease from the third quarter of 2007. For the third quarter, significantly lower rates more than offset the impact of the growth in interest-bearing liabilities. The rate on average interest-bearing liabilities equaled 2.34 percent during the third quarter of 2008, a 132 basis point decrease from the third quarter of 2007. Average interest-bearing liabilities increased $134.8 million or 1.1 percent from third quarter of 2007 to the third quarter of 2008.

For the year-to-date, interest expense equaled $243.7 million, compared to $314.5 million for the same period of 2007. The $70.8 million or 22.5 percent decrease results from lower interest rates and reductions in short-term borrowings, partially offset by the impact of growth in deposits and long-term obligations. The rate on interest-bearing liabilities decreased from 3.57 percent during the first nine months of 2007 to 2.66 percent for the same period of 2008, a 91 basis point drop. For the first nine months of 2008, average interest-bearing liabilities increased $487.7 million or 4.1 percent from $11.77 billion to $12.26 billion. Average money market accounts increased $322.5 million or 11.6 percent to $3.11 billion while average time deposits increased $155.6 million or 3.0 percent to $5.37 billion. Due to additional borrowings from the FHLB, long-term obligations increased $160.0 million from $406.2 million to $566.2 million.

NET INTEREST INCOME

Net interest income totaled $127.6 million during the third quarter of 2008, an increase of $6.7 million or 5.5 percent over the third quarter of 2007, driven by higher interest-earning assets and an improved net yield on interest-earning assets. The taxable-equivalent net yield on interest-earning assets equaled 3.47 percent for the third quarter of 2008, up 10 basis points from the third quarter of 2007. For the nine-month period ended September 30, 2008, net interest income increased by $16.9 million or 4.7 percent from the same period of 2007, the result of a $612.5 million or 4.3 percent increase in interest-earning assets. The taxable-equivalent net yield on interest-earning assets was 3.44 percent for 2008, unchanged from 2007. Due to reductions in market interest rates and continued severe pricing competition for deposits, the net yield on interest-earning assets is expected to decline in the fourth quarter of 2008 and into early 2009.

NONINTEREST INCOME

The growth of noninterest income is essential to our ability to sustain adequate levels of profitability. The primary sources of noninterest income are cardholder and merchant services income, service charges on deposit accounts, revenues derived from wealth management services and fees from processing services.

During the first nine months of 2008, noninterest income amounted to $239.9 million, compared to $218.9 million during the same period of 2007, an increase of $21.0 million or 9.6 percent. Noninterest income in 2008 benefited from a securities gain and improvements in service charges on deposit accounts, fees from processing services, cardholder and merchant services income and wealth management income.

Securities gains totaled $8.4 million during 2008 compared to $1.4 million during the same period of 2007. During the first quarter of 2008, Visa completed its initial public offering resulting in a conversion of our former member-bank equity investment to a new class of restricted stock. Immediately thereafter, a portion of our new Visa stock was redeemed for cash thereby triggering recognition of an $8.1 million gain.

Service charges on deposit accounts generated $62.1 million for the first nine months of 2008, an increase of $5.5 million or 9.6 percent from 2007. Service charge income earned on commercial accounts increased due to lower earnings credit rates, and NSF and overdraft fees improved primarily as a result of tiered pricing implemented in 2007.

Fees from processing services added $2.4 million or 10.0 percent in 2008 caused by higher transaction volumes and the realization of a termination fee from a client bank.

Cardholder and merchant services produced $74.4 million during the first nine months of 2008, an increase of $2.0 million or 2.7 percent compared to 2007. This increase resulted from higher interchange income, the result of growth in transaction volumes generated by both debit and credit cardholders. Merchant services income declined slightly during 2008 due to the adverse impact of the economic slowdown.

Wealth management services generated $38.1 million in the first three quarters of 2008 compared to revenues of $36.2 million in 2007. The $1.9 million or 5.2 percent increase resulted primarily from increased broker-dealer revenues. The combined impact of investor uncertainty and significant declines in equity prices will have an unfavorable impact on our wealth management services income during the fourth quarter of 2008 and into early 2009.

During the third quarter of 2008, total noninterest income equaled $77.2 million, a decrease of $41,000 from the third quarter of 2007. For the third quarter, we experienced a $1.0 million reduction in securities gains while wealth management services income declined by $712,000 or 5.5%. Service charges on deposit accounts and fees from processing services increased moderately.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and employee benefit costs, occupancy expenses related to branch offices and support facilities, and equipment costs for branch offices and technology. Noninterest expense equaled $450.7 million for the first nine months of 2008, a $22.3 million or 5.2 percent increase over the $428.4 million recorded during the same period of 2007.

Salaries and wages totaled $192.9 million for the first nine months of 2008, an increase of $11.9 million or 6.6 percent when compared to the same period of 2007. The increase resulted from new branch offices, headcount additions in support functions and the effect of mid-year 2008 merit increases. Employee benefits expense totaled $45.0 million for the first nine months of 2008, an increase of $3.7 million. This 8.9 percent increase includes the impact of a $2.7 million increase in executive retirement costs and a $1.1 million increase in employee health costs. Partially offsetting these increases was a $1.2 million reduction in the combined cost of our pension and 401(k) plans. During 2008, total costs related to these retirement benefits totaled $12.6 million compared to $13.8 million during 2007.

Occupancy expense amounted to $45.4 million during the first nine months of 2008 and $42.2 million during 2007. The $3.2 million or 7.6 percent increase resulted from higher building costs arising from branch expansion, improvements to the headquarters facility and significant increases in building repairs.

For the nine-month period, equipment costs rose $1.0 million or 2.5 percent from $41.7 million in 2007 to $42.7 million in 2008, due to higher software costs and furniture and equipment depreciation in new branch offices and the corporate headquarters facility.

Other expenses increased $2.4 million or 2.0 percent from the first nine months of 2007 to the same period of 2008. The increase during 2008 resulted from accruals for litigation contingencies, higher fees for processing services outsourced to third parties and telecommunication expenses related to network upgrades to our branch offices. The impact of these items was partially offset by a $3.3 million credit resulting from the reversal of a litigation reserve that was accrued during the fourth quarter of 2007 as an estimate of exposure resulting from our Visa member bank status. In addition, during 2008, we terminated our debit card rewards program, which contributed to a $3.3 million reduction in other expense. Further reductions were noted among advertising, losses on asset sales, consultant and moving expenses.

For the third quarter of 2008, noninterest expense totaled $155.6 million, an $8.7 million or 5.9 percent increase over the same period of 2007. Salary expense equaled $66.4 million during the third quarter of 2008, an increase of $3.9 million or 6.3 percent due primarily to associates hired in new branch offices and in support functions. Employee benefits expense declined by $1.5 million due to executive retirement costs recorded during the third quarter of 2007. Occupancy expense increased $1.0 million or 7.2 percent due primarily to the expansion of the branch network. Other expense increased $4.6 million during the third quarter, an 11.3 percent increase resulting from litigation accruals and increases in telecommunications expense and third-party processing expenses.

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

Income tax expense amounted to $43.0 million during the nine months ended September 30, 2008, compared to $45.0 million during the same period of 2007. The 4.4 percent decrease was due to lower pretax earnings. The effective tax rates for these periods were 35.5 percent and 35.3 percent, respectively.

Capital Adequacy	Table 6

	Actual		Minimum requirement		Well-capitalized requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2008
Tier 1 risk-based capital	$1,628,743	13.01%	$500,691	4.00%	$625,864	5.00%
Total risk-based capital	1,918,384	15.33%	1,001,382	8.00%	1,251,727	10.00%
Tier 1 leverage capital	1,628,743	10.01%	488,119	3.00%	976,238	6.00%

September 30, 2007
Tier 1 risk-based capital	1,533,381	12.96%	473,121	4.00%	591,401	5.00%
Total risk-based capital	1,810,076	15.30%	946,241	8.00%	1,182,802	10.00%
Tier 1 leverage capital	1,533,381	9.59%	479,490	3.00%	958,981	6.00%

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

BancShares continues to comfortably exceed minimum regulatory capital standards, and the banking subsidiaries remain well-capitalized. Although recent economic pressures have severely limited access to incremental capital, our strong existing capital position and anticipated earnings will support continued balance sheet growth for the foreseeable future. Table 6 provides BancShares’ actual capital amounts and ratios as of September 30, 2008 and 2007 as well as the minimum capital requirements and the amounts required to remain well-capitalized.

The continued de novo growth and operating losses of ISB has required BancShares to infuse significant amounts of capital into ISB to support its expanding balance sheet. BancShares infused $17.3 million into ISB during the third quarter of 2008. Since ISB was formed in 1997, BancShares has provided $335.3 million in capital; prior to the announcement of the proposed merger of ISB and FCB, BancShares had committed to provide an additional $52.0 million in capital over the next 18 months.

Until it is merged into FCB in 2009, ISB will remain dependent on BancShares for capital to support its growth and expansion. BancShares remains reliant on dividends from FCB to meet its debt service obligations, to provide for its commitments to ISB and to provide dividends to its common shareholders.

RISK MANAGEMENT

In the normal course of business, BancShares is exposed to various risks. To manage the major risks that are inherent in the operation of a financial holding company and to provide reasonable assurance that our long-term business objectives will be attained, various policies and risk management processes identify, monitor and manage risk within acceptable tolerances. Management continually refines and enhances its risk management policies and procedures to maintain effective risk management throughout the organization.

Credit risk. Our most critical risk exposures are credit, interest rate and liquidity risk. Credit risk is the risk of not collecting the amount of a loan or investment when it is contractually due. Interest rate risk is the potential reduction of net interest income and thus earnings as a result of unfavorable changes in market interest rates. Liquidity risk is the possible inability to fund obligations to depositors, creditors, investors or borrowers.

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

Summary of Loan and Lease Loss Experience and Risk Elements	Table 7

	2008			2007		Nine Months Ended September 30
(thousands, except ratios)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2008	2007
Allowance for credit losses at beginning of period	$152,020	$149,091	$144,271	$140,871	$136,396	$144,271	$138,646
Provision for credit losses	20,195	13,350	10,118	11,795	17,333	43,663	21,799
Net charge-offs:
Charge-offs	(12,790)	(11,566)	(6,606)	(9,657)	(14,099)	(30,962)	(23,033)
Recoveries	1,195	1,145	1,308	1,262	1,241	3,648	3,459

Net charge-offs	(11,595)	(10,421)	(5,298)	(8,395)	(12,858)	(27,314)	(19,574)

Allowance for credit losses at end of period	$160,620	$152,020	$149,091	$144,271	$140,871	$160,620	$140,871

Allowance for credit losses includes:
Allowance for loan and lease losses	$152,946	$144,533	$141,591	$136,974	$133,576	$152,946	$133,576
Reserve for unfunded commitments	7,674	7,487	7,500	7,297	7,295	7,674	7,295

Allowance for credit losses at end of period	$160,620	$152,020	$149,091	$144,271	$140,871	$160,620	$140,871

Historical Statistics
Average loans and leases	$11,440,563	$11,154,400	$10,961,706	$10,831,571	$10,623,247	$11,186,487	$10,406,443
Loans and leases at period-end	11,627,635	11,313,155	11,029,937	10,963,904	10,763,158	11,627,635	10,763,158

Risk Elements
Nonaccrual loans and leases	$39,598	$34,534	$39,259	$13,021	$18,227	$39,598	$18,227
Other real estate	21,580	12,750	3,987	6,893	5,202	21,580	5,202
Restructured loans	988	—	—	—	—	988	—

Total nonperforming assets	$62,166	$47,284	$43,246	$19,914	$23,429	$62,166	$23,429

Accruing loans and leases 90 days or more past due	$20,902	$10,885	$7,569	$7,124	$10,322	$20,902	$10,322

Ratios
Net charge-offs (annualized) to average total loans and leases	0.40%	0.38%	0.19%	0.31%	0.48%	0.33%	0.25%
Percent of total loans and leases at period-end:
Allowance for loan and lease losses	1.32	1.28	1.28	1.25	1.24	1.32	1.24
Reserve for unfunded commitments	0.07	0.07	0.07	0.07	0.07	0.07	0.07

Allowance for credit losses	1.38	1.34	1.35	1.32	1.31	1.38	1.31

Nonperforming assets to total loans and leases plus other real estate	0.53	0.42	0.39	0.18	0.22	0.53	0.22

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

In recent years, we have aggressively sought opportunities to provide financial services to businesses associated with and professionals within the medical community. Due to strong growth within this segment of our loan and lease portfolio, our loans and leases to borrowers in medical, dental or related fields totaled $2.62 billion as of September 30, 2008, which represents 22.5 percent of total loans and leases outstanding, compared to $2.15 billion or 20.0 percent at September 30, 2007. Except for this single concentration, no other industry represented more than 10 percent of total loans and leases outstanding at September 30, 2008.

Nonperforming assets include nonaccrual loans and leases, restructured loans and other real estate, which includes foreclosed property and closed branch facilities. At September 30, 2008, BancShares’ nonperforming assets amounted to $62.2 million or 0.53 percent of loans and leases plus foreclosed properties, compared to $23.4 million at September 30, 2007. Nonaccrual loans totaled $39.6 million at September 30, 2008 compared to $18.2 million at September 30, 2007, while other real estate equaled $21.6 million and $5.2 million as of the respective dates. Restructured loans that remain on accrual status amounted to $988,000 as of September 30, 2008. The increases in all categories of nonperforming assets result from residential construction loans secured by properties located in the Atlanta, Georgia and Southwest Florida markets, areas that have suffered from significant excess capacity and falling property values. Our borrowers, who are dependent on proceeds from sales to fund their obligations to us, began to face significant liquidity challenges during early 2008. Since that time, we have endeavored to resolve previously-identified exposures as we remain vigilant about identifying emerging risks. Due to concerns about other borrowers’ ability to comply with existing loan repayment terms, additional residential construction loans totaling $37.6 million were identified as potential problem loans as of September 30, 2008. As real estate markets remain soft, we will continue to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

We continuously analyze the growth and risk characteristics of the loan and lease portfolio under current economic conditions as we calculate the allowance for credit losses. Among other factors, we consider the financial condition of borrowers and the fair market value of collateral in estimating probable credit losses. At September 30, 2008, the allowance for credit losses totaled $160.6 million or 1.38 percent of total loans and leases, compared to $140.9 million or 1.31 percent of loans and leases at September 30, 2007. The allowance for credit losses includes the allowance for loan and lease losses and the reserve for unfunded credit commitments. The $19.7 million increase in the allowance was attributable to additional provisions related to the residential construction loan portfolio as well as amounts established for growth in the loan and lease portfolio.

Management considers the allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at September 30, 2008, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as part of their examination process, periodically review the allowance for credit losses and may require adjustments to the allowance based on their judgments of information available to them at the time of their examination.

The provision for credit losses recorded during the first nine months of 2008 equaled $43.7 million, compared to $21.8 million during the first nine months of 2007. The $21.9 million increase resulted from higher net charge-offs and nonperforming loans during 2008 and the net favorable impact of changes made to the allowance model during 2007. Net charge-offs during the first nine months of 2008 equaled $27.3 million compared to $19.6 million during 2007. On an annualized basis, net charge-offs represent 0.33 percent of average loans and leases during the first nine months of 2008 compared to 0.25 percent in the first nine months of 2007. During 2007, the provision for credit losses included an $8.6 million credit adjustment resulting from refinements to the methodology used to calculate the allowance for commercial loans and home equity lines of credit, partially offset by $2.5 million of additional allowances recognized for market trends suggesting credit deterioration. Table 7 provides details concerning the allowance and provision for credit losses during the past five quarters.

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

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our rate sensitivity and general balance sheet interest rate risk. However, during the third quarter of 2006, in conjunction with the issuance of $115.0 million in trust preferred securities, we entered into an interest rate swap to synthetically convert the variable rate coupon on the securities to a fixed rate of 7.125 percent for a period of five years.

We assess our interest rate risk by simulating future amounts of net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. These simulations indicate that net interest income will vary by less than eight percent when interest rates rise or decline by 200 basis points. We also utilize the market value of equity as a tool in measuring and managing interest rate risk. The market value of equity as a percentage of the economic value of assets is estimated to range from 7.0 percent to 9.2 percent when interest rates move 200 basis points in either direction.

Liquidity risk. Liquidity risk results from the mismatching of asset and liability cash flows. We manage this risk by structuring our balance sheet prudently and by maintaining various borrowing resources to fund potential cash needs. We have historically maintained a strong focus on liquidity, and our deposit base represents our primary liquidity source. Historically, we have had the ability to stimulate deposit growth through reasonable deposit pricing strategies. However, during 2008, the systemic struggle to generate liquidity has constrained our ability to raise adequate levels of deposits at reasonable rates to fund loan demand. As a result, we have increased our borrowings from the FHLB and anticipate we will continue to do so. We have entered into credit agreements with the FHLB, pledging $3.2 billion of assets that provide us with access to $1.54 billion in borrowings. We also maintain additional sources for borrowed funds through federal funds arrangements and other borrowing facilities, and we also utilize deposit brokers to provide supplemental funding.

Once we have generated the needed liquidity and satisfied our loan and lease demand, residual liquidity is invested in overnight and longer-term investment products. Investment securities available for sale provide immediate liquidity as needed.

SEGMENT REPORTING

BancShares conducts its banking operations through its two banking subsidiaries, FCB and ISB. Although FCB and ISB offer similar products and services to customers, each entity operates in distinct geographic markets and has separate management groups. We monitor growth and financial results in these institutions separately and, within each institution, by geographic segregation. Following the proposed merger of FCB and ISB, the merged entity will operate under the name FCB using the existing bank charter.

Although FCB has grown through acquisition in certain of its markets, throughout its history the majority of its expansion has been accomplished on a de novo basis. Because of its size, the costs associated with FCB’s current rate of expansion are not material to its financial performance. Since ISB began operations in 1997, it has followed a similar business model for growth and expansion. However, due to the rapid pace of its growth and the number of branch offices that have not attained sufficient size to achieve profitability, the financial results and trends of ISB are significantly affected by its current and continuing growth. Each new market ISB enters creates additional operating costs that are typically not fully offset by operating revenues until the third year after initial opening. Losses incurred since ISB’s inception total $54.3 million.

IronStone Bank. At September 30, 2008, ISB operated 59 facilities in twelve states, with a focus on markets with favorable growth prospects. Our business model for new markets has two primary requirements. First, we hire experienced bankers who are established in the markets we are entering and who are focused on strong asset quality and delivering high-quality customer service. Second, we occupy branch facilities in areas attractive to medical and professional customers. While these are costly goals, we believe that they are critical to establishing a solid foundation for future success in new markets. Due to the incremental operating costs associated with its newest branches and the sharp increase in provision for credit losses, ISB will operate at a loss through the remainder of 2008.

ISB’s assets totaled $2.64 billion at September 30, 2008 compared to $2.36 billion at September 30, 2007, an increase of $282.5 million or 12.0 percent.

ISB reported a net loss of $19.5 million during the first nine months of 2008, compared to a net loss of $5.2 million reported during 2007. The higher net loss resulted from a significant increase in the provision for credit losses and additional noninterest expense resulting from the entry into Oklahoma, Kansas and Missouri and expansion in Texas.

For the first nine months of 2008, net interest income increased $2.2 million or 4.6 percent due to loan growth. The provision for credit losses increased $17.6 million during the first nine months of 2008 due to increased net charge-offs attributable to and allowances required for residential construction loans. Net charge-offs increased from $4.4 million in 2007 to $13.5 million in 2008. On an annualized basis, the ratio of net charge-offs to average loans and leases outstanding equaled 0.83 percent during the nine month period ended September 30, 2008, compared to 0.31 percent during the same period of 2007.

ISB’s noninterest income decreased $1.3 million or 12.3 percent during the first nine months of 2008 due to reductions in fees from working capital finance, partially offset by the benefit of higher cardholder and merchant services income and service charges on deposit accounts.

Noninterest expense increased $5.4 million or 9.0 percent during the first nine months of 2008, versus the same period of 2007. Salaries and wages increased $2.0 million or 8.8 percent during the first nine months of 2008, the combined result of merit increases and staff costs to support new facilities. Occupancy expense was up $664,000 or 5.9 percent due to growth of the branch network. Other expense equaled $19.1 million during the nine months of 2008 compared to $16.8 million during the same period of 2007, a 14.1 percent increase caused by higher general operating expenses, such as card and merchant processing, legal and processing fees paid to FCB.

First-Citizens Bank & Trust Company. At September 30, 2008, FCB operated 343 branches in five states. FCB’s total assets increased $115.1 million from $13.60 billion at September 30, 2007 to $13.71 billion at September 30, 2008. First Citizens generated net income of $102.6 million during the first three quarters of 2008, compared to net income of $94.5 million during the same period of 2007. The $8.1 million or 8.6 percent growth in net income included the impact of higher net interest income and the gain recognized on the sale of the Visa stock, partially offset by higher noninterest expense and an increase in the provision for credit losses. FCB’s net interest income increased $11.1 million or 3.5 percent during 2008, due to higher balances of interest-earning assets and a slight improvement in the net yield on interest-earning assets.

The provision for credit losses increased $4.3 million or 27.3 percent due to allowances established for commercial and indirect consumer loans and the favorable impact of changes made to the allowance model during 2007. Net charge-offs decreased $1.3 million or 8.7 percent from $15.2 million in 2007 to $13.8 million in 2008. FCB’s noninterest income increased $22.3 million or 10.3 percent during the first nine months of 2008, the combined impact of the $8.1 million securities gain and higher wealth management services, service charges on deposit accounts and fees from processing services. Noninterest expense increased $16.3 million or 4.3 percent during 2008, caused by higher personnel, occupancy and technology-related costs.

LEGAL PROCEEDINGS

As previously reported, on February 24, 2006, DataTreasury Corporation (“DataTreasury”) filed a lawsuit in the United States District Court for the Eastern District of Texas against 54 defendants, including BancShares and FCB and a number of other large financial institutions, alleging that the defendants are infringing six patents related to check processing that DataTreasury claims to own. DataTreasury alleges that BancShares and FCB have infringed four of the six patents and seeks to recover damages, including royalty payment for checks processed since February 2000 and in the future. All four patents have been subject to reexamination by the United States Patent and Trademark office which has issued reexamination certificates with respect to two of the patents. BancShares and FCB challenge the validity of the patents and claim that, even if the patents are valid, we are not liable because BancShares does not process checks and FCB’s check processing system does not infringe the patents. We strenuously deny liability and are vigorously defending our positions. We have placed certain software and equipment vendors on notice of a claim for our defense costs (and currently are pursuing such a claim against one vendor) and a contingent claim for indemnification in the event DataTreasury prevails in the lawsuit. In July 2008, DataTreasury and a number of the defendants, including BancShares and FCB, were directed by the Court to participate in mediation in an attempt to settle the lawsuit. The mediation was not successful.

We recorded a contingency accrual during the second quarter of 2008 in an amount that management deemed appropriate based on information available at that time. At this time, it is impossible to determine whether and, if so, what amount may be recovered through claims and contingent claims that have been and may be asserted against software and equipment vendors.

As a member of Visa, we are obligated for a proportionate share of certain covered litigation losses incurred by Visa under a retrospective responsibility plan. At the time of its initial public offering in the first quarter of 2008, Visa funded an escrow account to cover litigation claims, including certain covered litigation. Subsequent to the third quarter of 2008, Visa announced an agreement to settle covered litigation with Discover Financial Services. We recorded a contingent liability of $1.4 million during the third quarter of 2008, the amount of our proportionate share of the settlement that exceeded the amount of the escrow fund designated for the Discover litigation. We expect this additional liability will be offset in future periods as additional funds are provided to the escrow account.

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

In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•

The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of market-to-market accounting, and temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000; the legislation contemplated a return to the $100,000 limit on December 31, 2009;

•	On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•

On October 14, 2008, the U.S. Treasury announced the creation of a new program, the TARP Capital Purchase Program that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

•

On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (TLGP), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•

Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before June 30, 2009 and would provide protection until June 30, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee;

•

Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance;

Based on the expectation that our current capital levels will be adequate to sustain our growth for the foreseeable future, we will not participate in the TARP Capital Purchase Program. Further, we will likely waive the right to participate in the TLGP guarantee of unsecured debt. However, we will participate in the TLGP’s enhanced deposit insurance program. As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs will increase significantly during 2009.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, management is not aware of any further recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

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

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of September 30, 2008, BancShares’ market risk profile has not changed significantly from December 31, 2007. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares’ internal control over financial reporting occurred during the third quarter of 2008 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2008	FIRST CITIZENS BANCSHARES, INC.
(Registrant)

	By:	/s/ KENNETH A. BLACK
Kenneth A. Black
Vice President, Treasurer and Chief Financial Officer