Form 10-K
period 2008-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2009-02-27
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $718,318,286.

On February 27, 2009, there were 8,756,778 outstanding shares of the Registrant’s Class A Common Stock and 1,677,675 outstanding shares of the Registrant’s Class B Common Stock.

Portions of the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated in Part III of this report.

CROSS REFERENCE INDEX

			Page
PART 1	Item 1	Business	3
	Item 1A	Risk Factors	6
	Item 1B	Unresolved Staff Comments	None
	Item 2	Properties	6
	Item 3	Legal Proceedings	36
	Item 4	Submission of Matters to a Vote of Security Holders	None
PART II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6-7
	Item 6	Selected Financial Data	12
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-38
	Item 7A	Quantitative and Qualitative Disclosures about Market Risk	29-30
	Item 8	Financial Statements and Supplementary Data
		Report of Independent Registered Public Accounting Firm	39
		Management’s Annual Report on Internal Control over Financial Reporting	40
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	41
		Consolidated Balance Sheets at December 31, 2008 and 2007	42
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2008	43
		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2008	44
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2008	45
		Notes to Consolidated Financial Statements	46-71
		Quarterly Financial Summary for 2008 and 2007	33
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	7
	Item 9B	Other Information	None
PART III	Item 10	Directors and Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions and Director Independence	*
	Item 14	Principal Accounting Fees and Services	*
PART IV	Item 15	Exhibits, Financial Statement Schedules
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.

*	Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Code of Ethics,’ ‘Committees of our Board—General,’ and ‘—Audit and Compliance Committee’, ‘Executive Officers’ and ‘Section 16(a) Beneficial Ownership Reporting Compliance’ from the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders (2009 Proxy Statement) .

Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Compensation Discussion and Analysis,’ ‘Compensation Committee Report,’ ‘Executive Compensation,’ and ‘Director Compensation,’ of the 2009 Proxy Statement.

Information required by Item 12 is incorporated herein by reference to the information that appears under the heading ‘Beneficial Ownership of Our Common Stock’ of the 2009 Proxy Statement.

Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2009 Proxy Statement.

Information required by Item 14 is incorporated by reference to the information that appears under the caption ‘Services and Fees During 2008 and 2007 of the 2009 Proxy Statement.

Business

First Citizens BancShares, Inc. (BancShares) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (First Citizens Bank or FCB), its banking subsidiary. FCB opened in 1898 as the Bank of Smithfield, Smithfield, North Carolina, and through a series of mergers and name changes, it later became First-Citizens Bank & Trust Company. As of December 31, 2008, FCB operated 343 offices in North Carolina, Virginia, West Virginia, Maryland and Tennessee. During 2008, FCB announced plans to establish a new branch office in Washington, D.C.

On April 28, 1997, BancShares launched IronStone Bank (ISB), a federally-chartered thrift institution that originally operated under the name Atlantic States Bank. Initially, ISB operated in the counties surrounding Atlanta, Georgia, but gradually expanded into other high-growth markets in urban areas. At December 31, 2008, ISB had 58 offices in Georgia, Florida, Texas, Arizona, New Mexico, California, Oregon, Washington, Colorado, Oklahoma, Kansas and Missouri.

BancShares’ executive offices are located at 4300 Six Forks Road, Raleigh, North Carolina 27609, and its telephone number is (919) 716-7000. At December 31, 2008, BancShares and its subsidiaries employed a full-time staff of 4,044 and a part-time staff of 799 for a total of 4,843 employees.

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

FCB is a state-chartered bank, subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Deposit Insurance Corporation (FDIC) and the North Carolina Commissioner of Banks. ISB is a federally-chartered thrift institution supervised by the Office of Thrift Supervision. Deposit obligations of FCB and ISB are insured by the FDIC to the maximum legal limits.

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

The SOX Act requires various securities exchanges, including The Nasdaq Stock Market, to prohibit the listing of the stock of an issuer unless that issuer maintains an independent audit committee. In addition, the securities exchanges have imposed various corporate governance requirements, including the requirement that various corporate matters (including executive compensation and board nominations) be approved, or recommended for approval by the issuer’s full board of directors, by directors of the issuer who are “independent” as defined by the exchanges’ rules or by committees made up of “independent” directors. Since BancShares’ Class A common stock is a listed stock, BancShares is subject to those provisions of the Act and to corporate governance requirements of The Nasdaq Stock Market. The economic and operational effects of the SOX Act on public companies, including BancShares, have been and will continue to be significant in terms of the time, resources and costs required to achieve compliance.

During 2008, in response to the widespread consumer concern about weakness within the banking industry, the Emergency Economic Stabilization Act was enacted, providing expanded insurance protection to depositors. In addition, the U.S. Treasury created the TARP Capital Purchase Program to provide qualifying banks with additional capital. The FDIC created the Temporary Liquidity Guarantee Program (TLGP), which allowed banks to purchase a guarantee for newly-issued senior unsecured debt and provided expanded deposit insurance benefits to certain noninterest bearing accounts. Due to our strong capital ratios, we did not apply for additional capital under the TARP Capital Purchase Program. We did not participate in the TLGP debt guarantee program but did elect to participate in the TLGP expansion of deposit insurance.

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

As a publicly-traded security, the value of our stock moves up and down based on trends or market expectations that may affect a broad range of equity investments, specific industries, or individual securities. These movements may result from external disclosures about various topics such as economic growth, interest rates, employment or inflation. During 2008, economic pressures have adversely affected bank stocks, including BancShares.

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

Properties

As of December 31, 2008, BancShares’ subsidiary financial institutions operated branch offices at 401 locations in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Florida, Georgia, Texas, Arizona, California, New Mexico, Colorado, Oregon, Washington, Oklahoma, Kansas and Missouri. BancShares owns many of the buildings and leases other facilities from third parties.

Additional information relating to premises, equipment and lease commitments is set forth in Note E of BancShares’ consolidated financial statements.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BancShares has two classes of common stock – Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share. BancShares’ Class A and Class B common stock is traded in the over-the-counter market, and the Class A common stock is listed on the NASDAQ Global Select Market under the symbol FCNCA. The Class B common stock is quoted on the OTC Bulletin Board under the symbol FCNCB. As of December 31, 2008, there were 2,044 holders of record of the Class A common stock, and 372 holders of record of the Class B common stock.

The per share cash dividends declared by BancShares and the high and low sales prices for each quarterly period during 2008 and 2007 are set forth in the following table.

	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Cash dividends	$0.275	$0.275	$0.275	$0.275	$0.275	$0.275	$0.275	$0.275

Class A sales price
High	179.09	198.44	164.63	153.48	181.91	195.66	209.01	214.59
Low	124.09	125.79	131.00	117.75	143.00	152.47	182.10	199.41
Class B sales price
High	174.00	177.00	192.00	204.75	205.00	211.50	213.00	214.95
Low	146.00	172.00	166.00	181.00	200.00	204.00	207.50	205.50

Sales prices for Class A common were obtained from the NASDAQ Global Select Market. Sales prices for Class B common were obtained from the OTC Bulletin Board.

A cash dividend of 30.0 cents per share was declared by the Board of Directors on January 26, 2009, payable April 6, 2009, to holders of record as of March 16, 2009. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. BancShares’ principal source of liquidity for payment of shareholder dividends is the dividend it receives from FCB. FCB is subject to various requirements under federal and state banking laws that restrict the payment of dividends and its ability to lend to BancShares. Subject to the foregoing, it is currently management’s expectation that comparable cash dividends will continue to be paid in the future.

During the fourth quarter of 2008, BancShares did not issue, sell or repurchase any Class A or Class B common stock.

The following graph compares the cumulative total shareholder return (CTSR) of our Class A common stock during the previous five years with the CTSR over the same measurement period of the Nasdaq-U.S. index and the Nasdaq Banks index. Each trend line assumes that $100 was invested on December 31, 2003, and that dividends were reinvested for additional shares.

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

Management’s Annual Report on Internal Control Over Financial Reporting is included on page 41 of this Report. The report of BancShares’ independent accountants regarding BancShares’ internal control over financial reporting is included on page 42 of this Report.

No change in BancShares’ internal control over financial reporting was identified during the evaluation that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and related financial data should be read in conjunction with the audited consolidated financial statements and related footnotes of First Citizens BancShares, Inc. (BancShares), presented on pages 40 through 72 of this report. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2008, the reclassifications have no effect on shareholders' equity or net income as previously reported.

OVERVIEW

BancShares is a financial holding company headquartered in Raleigh, North Carolina that offers full-service banking through two wholly-owned banking subsidiaries, First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and IronStone Bank (ISB), a federally-chartered thrift institution. FCB operates branches in five states and has announced plans to open an office in Washington, D.C. ISB operates branches in urban areas of twelve states. Beyond the traditional branch network, we offer customer sales and service through telephone, online banking and our extensive ATM network.

BancShares’ earnings and cash flows are primarily derived from the commercial banking activities conducted by its banking subsidiaries. We offer commercial and consumer loans, deposit and treasury services products, cardholder and merchant services, wealth management services as well as various other products and services typically offered by commercial banks. FCB and ISB gather deposits from retail and commercial customers. BancShares and its subsidiaries also secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets such as loans and leases, investment securities and overnight investments. We also invest in the bank premises, furniture and equipment used to conduct the subsidiaries’ commercial banking business.

Various external factors influence customer demand for our loan, lease and deposit products and ultimately affect the quality of our assets and our profitability. Recessionary economic conditions have caused higher rates of unemployment, and a growing inability for some businesses and consumers to meet their debt service obligations. In addition, real estate demand in many of our markets remains weak, resulting in a decline in real estate values that has adversely affected collateral values for certain of our loans. Further, the current and anticipated instability in alternative investment markets has influenced demand for our deposit and cash management products.

Economic conditions during 2008 have had a significant impact on virtually all financial institutions in the United States, including BancShares. The widespread non-availability of capital has created significant disruptions, causing financial institutions to curtail growth and in some cases to seek merger partners under distressed conditions. As a result of the inter-connectivity of the global financial markets, the failure and acquisition of troubled entities have created challenges throughout the industry.

In response to the challenges facing the financial services sector, several regulatory and governmental actions were taken during 2008, including:

•

The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of mark-to-market accounting, and temporarily raised the limit of FDIC deposit insurance from $100,000 to $250,000; as currently written, the deposit insurance limit will return to $100,000 after December 31, 2009;

•	On October 7, 2008, the FDIC approved a restoration plan to increase the rates banks pay for deposit insurance;

•

On October 14, 2008, the U.S. Treasury announced the creation of a new program, the TARP Capital Purchase Program that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable; due to the adequacy of our existing capital, we did not apply for TARP funding;

•

On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (TLGP), which seeks to strengthen confidence and encourage liquidity in the banking system; the TLGP has two primary components that are available on a voluntary basis to financial institutions:

•

Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before June 30, 2009 and would provide protection until June 30, 2012; issuers electing to participate pay a 75 basis point fee for the guarantee; we did not participate in the debt guarantee program;

•

Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance; we elected to participate in the expanded deposit insurance program;

It is likely that further regulatory actions will arise as the Federal government attempts to provide liquidity and capital to strengthen the financial service sector.

In addition to the various regulatory efforts to stabilize the economic turbulence during 2008, ongoing management of monetary policy and interest rates by the Federal Reserve has significantly impacted the pricing of and demand for loan, deposit and treasury services products. During the fourth quarter of 2008, the Federal Reserve dropped the federal funds rate to near zero percent.

Although we are unable to control the external factors that influence our business, by maintaining high levels of balance sheet liquidity, managing our interest rate exposures and by actively monitoring asset quality, we seek to minimize the potentially adverse risks of unforeseen and unfavorable economic trends and take advantage of favorable economic conditions when appropriate.

Financial institutions have typically focused their strategic and operating emphasis on maximizing profitability, and therefore have measured their success by reference to profitability measures such as return on average assets or return on average shareholders’ equity. BancShares’ return on average assets and return on average equity have historically compared unfavorably to the returns of similar-sized financial holding companies. We have consistently placed primary strategic emphasis upon balance sheet liquidity, asset quality and capital conservation, even when those priorities may be detrimental to short-term profitability. While we have not been immune from adverse influences arising from economic weaknesses, our long-standing focus on balance sheet strength served us well during 2008.

Once economic conditions begin to improve, we will be well-positioned to resume favorable growth and profitability trends. We operate in diverse geographic markets and can increase our business volumes and profitability by offering competitive products and superior customer service. We continue to concentrate our marketing efforts on business owners, medical and other professionals and financially-active individuals. We seek to increase fee income in areas such as wealth management, cardholder and merchant services, insurance and treasury services. Leveraging on our investments in technology, we also focus on opportunities to generate income by providing various processing services to other banks.

PERFORMANCE SUMMARY

BancShares reported net income of $91.1 million during 2008, compared to $108.6 million in 2007. Net income for 2008 declined 16.2 percent when compared to 2007. Return on average assets was 0.56 percent for 2008 compared to 0.68 percent for 2007. Return on average shareholders’ equity equaled 6.13 percent and 7.92 percent for 2008 and 2007, respectively. Net income per share for 2008 totaled $8.73, compared to $10.41 for 2007.

Contributing to the $17.6 million decrease in net income during 2008 were significantly higher levels of provision for credit losses and increased noninterest expense, partially offset by improved net interest and noninterest income. Net interest income during 2008 increased $19.4 million, or 4.0 percent versus 2007 due to the favorable impact of growth in interest-earning assets. Despite weak economic conditions, loans grew $755.4 million or 6.9 percent. The taxable-equivalent net yield on interest-earning assets equaled 3.40 percent during 2008, down only one basis point from 2007. However, after showing marginal improvements during the first three quarters of 2008, the fourth quarter taxable-equivalent net yield on interest-earning assets declined 20 basis points from the third quarter.

The provision for credit losses increased $32.2 million or 95.9 percent during 2008, primarily the result of significant deterioration in the residential construction loan portfolio. Net charge-offs for 2008 totaled $45.3 million, compared to $28.0 million recorded during 2007. The ratio of net charge-offs to average loans and leases in 2008 equaled 0.40 percent, compared to 0.27 percent for the prior year. Nonperforming assets totaled $71.7 million or 0.61 percent of loans plus other real estate owned as of December 31, 2008, compared to $19.9 million or 0.18 percent as of December 31, 2007. The increase in nonperforming assets is primarily attributable to the residential construction loan portfolio.

Noninterest income increased $16.6 million or 5.6 percent during 2008, with favorable variances in service charges on deposit accounts, fees from processing services and other service charges and fees. In addition, securities gains increased $6.8 million due to gains recognized on the redemption of Visa stock. Wealth management services income declined.

Noninterest expense increased $31.8 million or 5.5 percent during 2008. Salaries and benefits accounted for $21.5 million of the added expense due to costs from new branch locations, merit increases and higher health and executive retirement costs. Occupancy costs grew $3.9 million or 6.9 percent due to new branches and expenses related to the new headquarters building.

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

Allowance for credit losses.    The allowance for credit losses, which consists of the allowance for loan and lease losses and the reserve for unfunded commitments, reflects the estimated losses resulting from the inability of our customers to make required loan and lease payments. The allowance for credit losses reflects management’s evaluation of the risk characteristics of the loan and lease portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in our opinion, deserve current recognition in estimating possible loan and lease losses. Our evaluation process is based on historical evidence and current trends among delinquencies, defaults and nonperforming assets.

Management considers the established allowance adequate to absorb losses that relate to loans and leases as well as unfunded loan commitments outstanding at December 31, 2008, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. These agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additions to the allowance may be required.

Pension plan assumptions.    BancShares offers a defined benefit pension plan to qualifying employees. The calculation of the benefit obligation, the future value of plan assets, funded status and related pension expense under the pension plan requires the use of actuarial valuation methods and assumptions. The valuations and assumptions used to determine the future value of plan assets and liabilities are subject to management judgment and may differ significantly depending upon the assumption used. The discount rate used to estimate the present value of the benefits to be paid under the pension plan reflects the interest rate that could be obtained for a suitable investment used to fund the benefit obligations. The assumed discount rate equaled 6.00 percent at December 31, 2008, compared to 6.25 percent at December 31, 2007 due to declines in relevant market interest rates. Assuming other variables remain unchanged, a reduction in the assumed discount rate would increase the calculated benefit obligations, which would result in higher pension expense. Conversely, an increase in the assumed discount rate would cause a reduction in obligations, thereby resulting in lower pension expense.

We also estimate a long-term rate of return on pension plan assets that is used to calculate the value of plan assets over time. We consider such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plan and projections of future returns on various asset classes. We used an assumed long-term rate of return on pension assets of 8.00 percent to calculate the funded status of the pension plan as of December 31, 2008 compared to 8.50 percent at December 31, 2007. The calculation of pension expense during 2008 and 2007 was based on an assumed expected long-term return on plan assets of 8.50 percent. Assuming other variables remain unchanged, a reduction in the long-term rate of return on plan assets increases pension expense.

The assumed rate of future compensation increases is reviewed annually based on actual experience and future salary expectations. We used an assumed rate of compensation increase of 4.50 percent to calculate the funded status of the pension plan as of December 31, 2008 compared to 4.25 percent at December 31, 2007. The compensation increase assumption used to calculate pension expense was 4.25 percent during 2008 and 2007. Assuming other variables remain unchanged, an increase in the rate of future compensation increases results in higher pension expense.

Income taxes.    Management estimates income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the amount of assets and liabilities reported in the consolidated financial statements and their respective tax bases. In estimating the liabilities and corresponding expense related to income taxes, management assesses the relative merits and risks of various tax positions considering statutory, judicial and regulatory guidance. Because of the complexity of tax laws and regulations, interpretation is difficult and subject to differing judgments.

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

Table 1

FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

	2008	2007	2006	2005	2004
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$814,716	$904,056	$830,315	$669,540	$524,013
Interest expense	314,945	423,714	353,737	218,151	133,826

Net interest income	499,771	480,342	476,578	451,389	390,187
Provision for credit losses	65,805	33,594	20,922	33,514	34,690

Net interest income after provision for credit losses	433,966	446,748	455,656	417,875	355,497
Noninterest income	312,119	295,470	271,367	257,666	245,884
Noninterest expense	606,481	574,664	531,077	496,871	477,186

Income before income taxes	139,604	167,554	195,946	178,670	124,195
Income taxes	48,546	58,937	69,455	65,808	49,352

Net income	$91,058	$108,617	$126,491	$112,862	$74,843

Net interest income, taxable equivalent	$506,516	$488,019	$482,927	$455,687	$392,242

PER SHARE DATA
Net income	$8.73	$10.41	$12.12	$10.82	$7.17
Cash dividends	1.10	1.10	1.10	1.10	1.10
Market price at December 31 (Class A)	152.80	145.85	202.64	174.42	148.25
Book value at December 31	138.33	138.12	125.62	113.19	104.11
Tangible book value at December 31	128.13	127.72	115.02	102.35	93.12

SELECTED AVERAGE BALANCES
Total assets	$16,403,717	$15,919,222	$15,240,327	$13,905,260	$12,856,102
Investment securities	3,153,121	3,144,052	3,028,384	2,533,161	2,157,367
Loans and leases	11,306,900	10,513,599	9,989,757	9,375,249	8,901,628
Interest-earning assets	14,910,905	14,292,322	13,637,388	12,503,877	11,493,005
Deposits	13,108,246	12,659,236	12,452,955	11,714,569	10,961,380
Interest-bearing liabilities	12,312,499	11,883,421	11,262,423	10,113,999	9,327,436
Long-term obligations	607,463	405,758	450,272	353,885	287,333
Shareholders’ equity	$1,484,605	$1,370,617	$1,241,254	$1,131,066	$1,053,860
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,435,247

SELECTED PERIOD-END BALANCES
Total assets	$16,745,662	$16,212,107	$15,729,697	$14,639,392	$13,265,711
Investment securities	3,271,650	3,236,835	3,221,048	2,929,516	2,125,524
Loans and leases	11,719,285	10,963,904	10,273,043	9,656,230	9,364,822
Interest-earning assets	15,165,551	14,466,948	13,842,688	13,066,758	11,874,089
Deposits	13,713,763	12,928,544	12,743,324	12,173,858	11,350,798
Interest-bearing liabilities	12,441,025	12,118,967	11,612,372	10,745,696	9,641,368
Long-term obligations	733,132	404,392	401,198	408,987	285,943
Shareholders’ equity	$1,443,375	$1,441,208	$1,310,819	$1,181,059	$1,086,310
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

SELECTED RATIOS AND OTHER DATA
Rate of return on average assets	0.56%	0.68%	0.83%	0.81%	0.58%
Rate of return on average shareholders’ equity	6.13	7.92	10.19	9.98	7.10
Net yield on interest-earning assets (taxable equivalent)	3.40	3.41	3.54	3.64	3.41
Allowance for loan and lease losses to total loans and leases at year-end	1.34	1.25	1.28	1.33	1.32
Nonperforming assets to total loans and leases plus other real estate at year-end	0.61	0.18	0.20	0.27	0.25
Tier 1 risk-based capital ratio	13.20	13.02	12.93	12.56	12.14
Total risk-based capital ratio	15.49	15.36	15.37	15.11	13.48
Leverage capital ratio	9.88	9.63	9.39	9.17	9.26
Dividend payout ratio	12.60	10.57	9.08	10.17	15.34
Average loans and leases to average deposits	86.26	83.05	80.22	80.03	81.21

Table 2

BUSINESS COMBINATIONS

Year	Description of transaction	Total Loans	Total Deposits
(thousands)
2007	Sale of American Guaranty Insurance Company, a property and casualty insurance company	$—	$—
2007	Sale of Triangle Life Insurance Company, an accident and life insurance company	—	—
2006	Sale of T-TECH, Inc., a check processing company	—	—
2006	Sale of one branch by First Citizens Bank	(36)	(20,553)

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier investments typically carry a higher interest rate, but expose us to potentially higher levels of default.

We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. That focus on asset quality also influences the composition of our investment securities portfolio. At December 31, 2008, United States Treasury and government agency securities represented 95.0 percent of our investment securities portfolio. Mortgage-backed securities comprise only 2.6 percent of the total portfolio. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.

Changes in our interest-earning assets reflect the impact of liquidity generated by deposits and short-term borrowings, the majority of which arises from various treasury services products. The size of the investment securities portfolio changes principally based on trends among loans, deposits and short-term borrowings. When inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow overnight investments to decline and use proceeds from maturing securities to fund loan demand.

Table 3

LOANS AND LEASES

	December 31
	2008	2007	2006	2005	2004
	(thousands)
Real estate:
Construction and land development	$778,315	$810,818	$783,680	$766,945	$588,092
Commercial mortgage	4,343,809	3,982,496	3,725,752	3,518,563	3,279,729
Residential mortgage	964,201	1,029,030	1,025,235	1,016,677	979,663
Revolving mortgage	1,911,852	1,494,431	1,326,403	1,368,729	1,714,032
Other mortgage	149,478	145,552	165,223	172,712	171,700

Total real estate loans	8,147,655	7,462,327	7,026,293	6,843,626	6,733,216
Commercial and industrial	1,885,358	1,707,394	1,526,818	1,206,585	980,164
Consumer	1,233,075	1,368,228	1,360,524	1,318,971	1,397,820
Lease financing	353,933	340,601	294,366	233,499	192,164
Other	99,264	85,354	65,042	53,549	61,458

Total loans and leases	11,719,285	10,963,904	10,273,043	9,656,230	9,364,822
Less allowance for loan and lease losses	157,569	136,974	132,004	128,847	123,861

Net loans and leases	$11,561,716	$10,826,930	$10,141,039	$9,527,383	$9,240,961

There were no foreign loans or leases in any period.

Loans and leases.    As of December 31, 2008, loans and leases outstanding equaled $11.72 billion, a 6.9 percent increase over the December 31, 2007 balance of $10.96 billion. The $755.4 million increase in loans and leases during 2008 resulted from growth among revolving mortgage, commercial mortgage and commercial and industrial loans. Loan balances for the last five years are presented in Table 3.

Loans secured by commercial mortgages totaled $4.34 billion at December 31, 2008, a $361.3 million or 9.1 percent increase from December 31, 2007. In 2007 commercial mortgage loans increased 6.9 percent over 2006. The sustained growth reflects our continued focus on small business customers, particularly among medical-related and other professional customers targeted by our banking subsidiaries. As a percentage of total loans and leases, commercial mortgage loans represent 37.1 percent at December 31, 2008 and 36.3 percent at December 31, 2007. At December 31, 2008, among construction and land development and commercial mortgage loans, 76.9 percent of the outstanding balance was secured by owner-occupied facilities. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At December 31, 2008, revolving loans secured by real estate totaled $1.91 billion, compared to $1.49 billion at December 31, 2007. The $417.4 million or 27.9 percent increase in revolving mortgage loans in 2008 resulted from robust origination of new credit lines and attractive rates stimulating line utilization. At December 31, 2008, revolving mortgage loans represented 16.3 percent of gross loans and leases, compared to 13.6 percent at December 31, 2007.

Commercial and industrial loans equaled $1.89 billion at December 31, 2008, compared to $1.71 billion at December 31, 2007. Commercial and industrial loans realized growth of $178.0 million or 10.4 percent during 2008 following an increase of $180.6 million or 11.8 percent from 2006 to 2007. Growth among these loans in 2008 and 2007 results from continuing focus on business owners and medical professionals and new opportunities arising from our geographic expansion. Commercial and industrial loans represented 16.1 percent and 15.6 percent of loans and leases, respectively, as of December 31, 2008 and 2007.

Consumer loans totaled $1.23 billion at December 31, 2008, a decrease of $135.2 million from the prior year. This decline results from our decision during 2008 to discontinue originations of sales finance loans through our dealer network. At December 31, 2008 and 2007, consumer loans represented 10.5 percent and 12.5 percent of the total portfolio, respectively.

Construction and land development loans equaled $778.3 million at December 31, 2008, a reduction of $32.5 million or 4.0 percent from December 31, 2007. Of the $778.3 million outstanding as of December 31, 2008, $105.1 million was in the Atlanta, Georgia and southwest Florida markets. Both of these market areas experienced significant reductions in real estate values during 2008. The majority of the remaining $673.2 million of construction and land development loans are in North Carolina and Virginia.

Due to the generally weak demand for loans in our market areas and our ongoing challenge to provide liquidity to fund loan growth, our projections for 2009 anticipate a modest increase in our loan portfolio. Commercial and industrial and real estate secured loans will continue to grow, but at a much reduced rate. However, projected economic instability could constrain customer demand for loans and lender support for increased debt levels. All growth projections are subject to change due to further economic deterioration or improvement and other external factors.

Investment securities.    Investment securities available for sale at December 31, 2008 and 2007 totaled $3.27 billion and $3.23 billion, respectively, a $36.5 million or 1.1 percent increase. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes.

Investment securities held to maturity equaled $5.9 million and $7.6 million, respectively, at December 31, 2008 and 2007. Securities that are classified as held-to-maturity reflect BancShares’ ability and positive intent to hold those investments until maturity.

Table 4 presents detailed information relating to the investment securities portfolio.

Income on interest-earning assets.    Interest income amounted to $814.7 million during 2008, an $89.3 million or 9.9 percent decrease from 2007, compared to a $73.7 million or 8.9 percent increase from 2006 to 2007. The decrease in interest income during 2008 resulted from lower yields, partially offset by growth in interest-earning assets.

Table 4

INVESTMENT SECURITIES

	December 31
	2008				2007		2006
	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Cost	Fair Value
	(thousands, except maturity and yield information)
Investment securities available for sale:
U. S. Government:
Within one year	$1,349,114	$1,374,022	0/6	4.41%	$1,667,530	$1,675,309	$1,514,138	$1,503,915
One to five years	1,704,326	1,738,406	1/8	1.86	1,377,715	1,399,434	1,366,945	1,363,491
Five to ten years	—	—			6,300	6,287	6,269	6,059

Total	3,053,440	3,112,428	1/10	2.98	3,051,545	3,081,030	2,887,352	2,873,465

Mortgage-backed securities:
Within one year	—	—			—	—	56	55
One to five years	32	30	2/7	5.39	51	48	84	80
Five to ten years	789	791	9/3	4.55	135	132	68	36
Over ten years	80,288	82,131	27/6	5.36	78,012	77,632	53,250	52,054

Total	81,109	82,952	26/10	5.35	78,198	77,812	53,458	52,225

State, county and municipal:
Within one year	1,682	1,687	0/4	3.90	709	708	875	873
One to five years	1,416	1,356	2/11	4.69	2,246	2,236	2,734	2,696
Five to ten years	—	—	—	—	356	363	470	477
Over ten years	10	10	11/11	4.97	66	65	211	211

Total	3,108	3,053	1/6	4.26	3,377	3,372	4,290	4,257

Other:
Over ten years	3,691	5,427	9/5	11.05	7,771	9,390	10,173	10,240

Equity securities	49,747	61,917			33,614	57,637	35,171	61,703

Total investment securities available for sale	3,191,095	3,265,777			3,174,505	3,229,241	2,990,444	3,001,890

Investment securities held to maturity:
U. S. Government:
Within one year	—	—	—	—	—	—	210,232	209,296

Mortgage-backed securities:
One to five years	—	—	—	—	—	—	3	3
Five to ten years	4,117	4,289	8/3	5.54	5,563	5,612	46	46
Over ten years	165	198	18/10	6.43	197	231	7,049	7,031

Total	4,282	4,487	8/8	5.57	5,760	5,843	7,098	7,080

State, county and municipal:
Within one year	151	151	0/4	5.88	—	—	—	—
One to five years	—	—			149	153	148	154
Five to ten years	1,440	1,472	9/4	6.02	—	—	—	—
Over ten years	—	—			1,435	1,530	1,430	1,553

Total	1,591	1,623	8/6	6.01	1,584	1,683	1,578	1,707

Other:
Within one year	—	—		—	250	250	—	—
One to five years	—	—		—	—	—	250	250

Total	—	—		—	250	250	250	250

Total investment securities held to maturity	5,873	6,110	8/8	5.69	7,594	7,776	219,158	218,333

Total investment securities	$3,196,968	$3,271,887			$3,182,099	$3,237,017	$3,209,602	$3,220,223

The average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35.0 percent for federal income taxes and 6.9 percent for state income taxes for all periods.

Table 5

AVERAGE BALANCE SHEETS

	2008			2007
	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income Expense	Yield/ Rate
	(dollars in thousands, taxable equivalent)
Assets
Loans and leases	$11,306,900	$683,943	6.05%	$10,513,599	$729,635	6.94%
Investment securities:
U. S. Government	3,075,049	126,114	4.10	3,068,477	146,483	4.77
State, county and municipal	4,828	322	6.67	5,321	346	6.50
Other	73,244	2,327	3.18	70,254	3,100	4.41

Total investment securities	3,153,121	128,763	4.08	3,144,052	149,929	4.77
Overnight investments	450,884	8,755	1.94	634,671	32,169	5.07

Total interest-earning assets	14,910,905	$821,461	5.51%	14,292,322	$911,733	6.38%
Cash and due from banks	591,032			705,864
Premises and equipment	781,149			735,465
Allowance for loan and lease losses	(145,523)			(132,530)
Other assets	266,154			318,101

Total assets	$16,403,717			$15,919,222

Liabilities and shareholders’ equity
Interest-bearing deposits:
Checking With Interest	$1,440,908	$1,414	0.10%	$1,431,085	$1,971	0.14%
Savings	545,048	1,103	0.20	573,286	1,235	0.22
Money market accounts	3,187,012	59,298	1.86	2,835,255	94,541	3.33
Time deposits	5,402,505	201,723	3.73	5,283,782	243,489	4.61

Total interest-bearing deposits	10,575,473	263,538	2.49	10,123,408	341,236	3.37
Short-term borrowings	1,129,563	17,502	1.55	1,354,255	55,126	4.07
Long-term obligations	607,463	33,905	5.58	405,758	27,352	6.74

Total interest-bearing liabilities	12,312,499	$314,945	2.56%	11,883,421	$423,714	3.57%
Demand deposits	2,532,773			2,535,828
Other liabilities	73,840			129,356
Shareholders’ equity	1,484,605			1,370,617

Total liabilities and shareholders’ equity	$16,403,717			$15,919,222

Interest rate spread			2.95%			2.81%
Net interest income and net yield on interest-earning assets		$506,516	3.40%		$488,019	3.41%

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

Table 5 analyzes taxable-equivalent yields and rates on interest-earning assets and interest-bearing liabilities for the five years ended December 31, 2008. The taxable-equivalent yield on interest-earning assets was 5.51 percent during 2008, an 87 basis point drop from the 6.38 percent reported in 2007 caused primarily by significant reductions in market interest rates during the course of 2008. The taxable-equivalent yield on interest-earning assets equaled 6.14 percent in 2006.

Table 5

AVERAGE BALANCE SHEETS (continued)

2006			2005			2004
Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
(dollars in thousands, taxable equivalent)
$9,989,757	$685,114	6.86%	$9,375,249	$575,735	6.14%	$8,901,628	$470,325	5.28%

2,949,201	116,969	3.97	2,463,545	76,267	3.10	2,096,869	48,304	2.30
6,174	374	6.06	7,238	404	5.58	8,667	424	4.89
73,009	3,304	4.53	62,378	2,224	3.57	51,831	1,137	2.19

3,028,384	120,647	3.98	2,533,161	78,895	3.11	2,157,367	49,865	2.31
619,247	30,903	4.99	595,467	19,208	3.23	434,010	5,878	1.35

13,637,388	$836,664	6.14%	12,503,877	$673,838	5.39%	11,493,005	$526,068	4.58%
757,428			654,821			679,955
669,748			608,668			554,480
(131,077)			(127,968)			(124,834)
306,840			265,862			253,496

$15,240,327			$13,905,260			$12,856,102

$1,522,439	$1,875	0.12%	$1,570,010	$1,923	0.12%	$1,500,638	$1,796	0.12%
649,619	1,382	0.21	737,830	1,521	0.21	743,629	1,492	0.20
2,691,292	79,522	2.95	2,643,330	50,171	1.90	2,571,468	21,594	0.84
4,967,591	197,399	3.97	4,209,996	123,016	2.92	3,778,048	83,557	2.21

9,830,941	280,178	2.85	9,161,166	176,631	1.93	8,593,783	108,439	1.26
981,210	41,431	4.22	598,948	14,966	2.50	446,320	3,611	0.81
450,272	32,128	7.14	353,885	26,554	7.50	287,333	21,776	7.58

11,262,423	$353,737	3.14%	10,113,999	$218,151	2.16%	9,327,436	$133,826	1.43%
2,622,014			2,553,403			2,367,597
114,636			106,792			107,209
1,241,254			1,131,066			1,053,860

$15,240,327			$13,905,260			$12,856,102

		3.00%			3.23%			3.15%

	$482,927	3.54%		$455,687	3.64%		$392,242	3.41%

The taxable-equivalent yield on the loan and lease portfolio decreased from 6.94 percent in 2007 to 6.05 percent in 2008. The combination of the 89 basis point yield drop, and the $793.3 million or 7.5 percent growth in average loans and leases contributed to a decrease in loan interest income of $45.7 million or 6.3 percent over 2007. This followed an increase of $44.2 million or 6.5 percent in loan interest income in 2007 over 2006, the combined result of a $523.8 million increase in average loans and leases and an 8 basis point yield increase.

Interest income earned on the investment securities portfolio amounted to $124.1 million and $144.3 million during 2008 and 2007. The taxable-equivalent yield on the investment securities portfolio was 4.08 percent and 4.77 percent, respectively, for 2008 and 2007. The $20.2 million decrease in investment interest income during 2008 reflected the 69 basis points decrease in the taxable-equivalent yield. The $28.3 million increase in interest income earned on investment securities during 2007 resulted from a 79 basis point increase in the taxable-equivalent yield and a $115.7 million increase in average investment securities.

Interest earned on overnight investments equaled $8.8 million during 2008, compared to $32.2 million during 2007. The $23.4 million decrease during 2008 resulted from the 313 basis point yield decline and a $183.8 million decrease in average overnight investments. The decline in the yield on overnight investments resulted from actions by the Federal Reserve to significantly reduce short-term interest rates. During 2007, interest income earned from overnight investments increased marginally as compared to 2006.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits are our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and to fulfill commercial customer demand for treasury services. Certain of our long-term borrowings also currently qualify as capital under guidelines established by the Federal Reserve and other banking regulators.

Deposits.    At December 31, 2008, deposits totaled $13.71 billion, an increase of $785.2 million or 6.1 percent from the $12.93 billion in deposits recorded as of December 31, 2007. Money market accounts increased $584.9 million or 19.7 percent from December 31, 2007 to December 31, 2008, while demand deposits increased $133.6 million or 5.3 percent. Time deposits increased marginally, up $37.9 million or 0.7 percent. As a result of the substantial decline in interest rates during 2008, depositors elected to place available liquidity in money market and transaction accounts rather than time deposits.

During 2008, competition and pricing for deposit business in our market areas remained intense, particularly from larger bank competitors confronting funding and other financial challenges. During the third and fourth quarters of 2008, we experienced a surge in deposit growth directly attributable to business acquired from competitor institutions.

Due to the ongoing industry-wide liquidity challenges that intensified during 2008 and our historic commitment to maintaining a liquid balance sheet, we are focused on deposit attraction and retention as a key business objective for 2009. Our ability to satisfy customer loan demand could potentially be constrained unless we are able to continue to generate new deposits at a reasonable cost.

Table 6

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

December 31, 2008
(thousands)
Less than three months	$530,767
Three to six months	417,814
Six to 12 months	948,406
More than 12 months	572,846

Total	$2,469,833

Short-term borrowings.    At December 31, 2008, short-term borrowings totaled $647.0 million, compared to $1.31 billion one year earlier, a 50.4 percent decrease. The $658.3 million reduction resulted from a $450.9 million decline in outstanding obligations under our commercial master note program and a $182.2 million reduction in repurchase obligations during 2008. Both of these commercial treasury products are highly rate-sensitive, and the sharp reduction in interest rates during 2008 triggered a significant runoff in these funding sources. A portion of the decline in short-term borrowings was invested by customers in money market accounts and other deposit instruments.

We continue to maintain access to various short-term borrowings, including the purchase of federal funds, overnight repurchase obligations and credit arrangements with various correspondent banks. At December 31, 2008, we had immediate access of up to $500.0 million on an unsecured basis. At December 31, 2008, we also had access to $1.22 billion under secured borrowing agreements with the Federal Home Loan Bank of Atlanta. Table 7 provides additional information regarding short-term borrowings.

Table7

SHORT-TERM BORROWINGS

	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Master notes
At December 31	$472,573	0.25%	$923,424	3.02%	$741,029	4.18%
Average during year	819,209	1.52	910,389	4.19	643,926	4.28
Maximum month-end balance during year	929,613	—	1,035,278	—	776,734	—

Repurchase agreements
At December 31	103,878	0.15	286,090	2.27	251,135	3.68
Average during year	211,853	0.82	303,862	3.38	213,730	3.47
Maximum month-end balance during year	293,703	—	325,790	—	272,807	—

Federal funds purchased
At December 31	10,551	0.10	23,893	3.60	66,066	5.04
Average during year	40,079	1.69	59,050	5.07	47,662	4.84
Maximum month-end balance during year	96,551	—	101,753	—	68,620	—

Other
At December 31	60,026	4.13	71,880	4.54	92,617	4.56
Average during year	58,422	4.53	80,954	4.57	75,892	5.45
Maximum month-end balance during year	71,286	—	96,785	—	169,305	—

Long-term obligations.    At December 31, 2008 and 2007, long-term obligations totaled $733.1 million and $404.4 million, respectively, an increase of $328.7 million or 81.3 percent. The increase during 2008 results from $330.0 million borrowed from the Federal Home Loan Bank of Atlanta under varying terms and at varying rates. The additional borrowings were funded to augment balance sheet liquidity at rates that management believes are attractive given the terms of the individual obligations.

Table 8

CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	2008			2007
	Change from previous year due to:			Change from previous year due to:
	Volume	Yield/ Rate	Total Change	Volume	Yield/ Rate	Total Change
	(thousands)
Assets
Loans and leases	$51,467	$(97,159)	$(45,692)	$36,232	$8,289	$44,521
Investment securities:
U. S. Government	251	(20,620)	(20,369)	5,327	24,187	29,514
State, county and municipal	(33)	9	(24)	(54)	26	(28)
Other	111	(884)	(773)	(121)	(83)	(204)

Total investment securities	329	(21,495)	(21,166)	5,152	24,130	29,282
Overnight investments	(6,434)	(16,980)	(23,414)	770	496	1,266

Total interest-earning assets	$45,362	$(135,634)	$(90,272)	$42,154	$32,915	$75,069

Liabilities
Interest-bearing deposits:
Checking With Interest	$11	$(568)	$(557)	$(120)	$216	$96
Savings	(59)	(73)	(132)	(164)	17	(147)
Money market accounts	9,137	(44,380)	(35,243)	4,527	10,492	15,019
Time deposits	4,952	(46,718)	(41,766)	13,567	32,523	46,090

Total interest-bearing deposits	14,041	(91,739)	(77,698)	17,810	43,248	61,058
Short-term borrowings	(6,314)	(31,310)	(37,624)	15,468	(1,773)	13,695
Long-term obligations	12,427	(5,874)	6,553	(3,077)	(1,699)	(4,776)

Total interest-bearing liabilities	$20,154	$(128,923)	$(108,769)	$30,201	$39,776	$69,977

Change in net interest income	$25,208	$(6,711)	$18,497	$11,953	$(6,861)	$5,092

Changes in income relating to certain loans, leases and investment securities are stated on a fully tax-equivalent basis at a rate that approximates BancShares’ marginal tax rate. The taxable equivalent adjustment was $6,745, $7,677 and $6,349 for the years 2008, 2007 and 2006 respectively. Table 5 provides detailed information on average balances, income/expense, yield/rate by category and the relevant income tax rates. The rate/volume variance is allocated equally between the changes in volume and rate.

For 2008 and 2007, long-term obligations included $273.2 million in junior subordinated debentures representing obligations to two special purpose entities, FCB/NC Capital Trust I and FCB/NC Capital Trust III (the Capital Trusts). The Capital Trusts are the grantor trusts for $265.0 million of trust preferred capital securities outstanding as of December 31, 2008. The proceeds from the trust preferred capital securities were used to purchase the junior subordinated debentures issued by BancShares. Under current regulatory standards, these trust preferred capital securities qualify as capital for BancShares. The $150.0 million in trust preferred capital securities issued by FCB/NC Capital Trust I mature in 2028 and may be redeemed in whole or in part on or after March 1, 2008 at a premium that declines until 2018, when the redemption price equals the par value of the securities. The $115.0 million in trust preferred capital securities issued by FCB/NC Capital Trust III mature in 2036 and may be redeemed at par in whole or in part on or after June 30, 2011. BancShares has guaranteed all obligations of the Capital Trusts.

Expense of interest-bearing liabilities.    Interest expense amounted to $314.9 million in 2008, a $108.8 million or 25.7 percent decrease from 2007. This followed a $70.0 million or 19.8 percent increase in interest expense during 2007 compared to 2006. For 2008, the decrease in interest expense was the net result of lower interest rates offset in part by increased levels of interest-bearing liabilities. In 2007, both average interest-bearing liabilities and rates increased from the prior year. The blended rate on total interest-bearing liabilities equaled 2.56 percent during 2008, compared to 3.57 percent in 2007 and 3.14 percent in 2006. Interest-bearing liabilities averaged $12.31 billion during 2008, an increase of $429.1 million or 3.6 percent over 2007 levels. During 2007, interest-bearing liabilities averaged $11.88 billion, an increase of $621.0 million or 5.5 percent over 2006.

Interest expense on interest-bearing deposits equaled $263.5 million during 2008, down $77.7 million or 22.8 percent from 2007. The impact of lower interest rates more than offset added expense from higher deposit balances. Lower market interest rates caused the aggregate rate on interest-bearing deposits to decline to 2.49 percent during 2008, down 88 basis points from 2007. Interest-bearing deposits averaged $10.58 billion during 2008, an increase of $452.1 million or 4.5 percent. Average money market balances increased $351.8 million or 12.4 percent while average time deposits increased $118.7 million or 2.2 percent. During 2007, average time deposits increased $316.2 million or 6.4 percent.

Interest expense on short-term borrowings decreased $37.6 million or 68.3 percent during 2008, the result of decreases in the balances of both master note and repurchase obligations as well as lower rates. The rate on average short-term borrowings decreased 252 basis points from 4.07 percent in 2007 to 1.55 percent in 2008 due to reductions in the federal funds rate during 2008. During 2007, interest expense increased $13.7 million over 2006, the result of growth in average short-term borrowings partially offset by a 15 basis point rate reduction.

Interest expense on long-term obligations increased $6.6 million or 24.0 percent during 2008 due to new borrowings from the Federal Home Loan Bank of Atlanta. The rate on average long-term obligations decreased 116 basis points from 6.74 percent in 2007 to 5.58 percent in 2008.

NET INTEREST INCOME

Net interest income amounted to $499.8 million during 2008, a $19.4 million or 4.0 percent increase over 2007. The increase from 2008 resulted from balance sheet growth as the taxable-equivalent net yield on interest-earning assets declined by only one basis point from the prior year to 3.40 percent during 2008.

During 2007, net interest income equaled $480.3 million, a $3.8 million or 0.8 percent increase over 2006. The marginal increase from 2006 resulted from balance sheet growth, the impact of which offset the unfavorable influence of a lower net yield on interest-earning assets. The taxable-equivalent net yield on interest-earning assets declined 13 basis points from 3.54 percent during 2006. This reduction resulted from the impact of a flat yield curve and extremely competitive pricing for both loan and deposit products.

A net short-term liability-sensitive balance sheet such as that maintained by BancShares would typically provide improved net interest income following reductions in interest rates such as those implemented by the Federal Reserve during 2007 and 2008. However, intense competition for deposits by institutions struggling to overcome liquidity challenges caused interest rates on these products to remain artificially high through much of 2008 while asset yields continued to decline. Table 8 isolates the changes in taxable-equivalent net interest income due to changes in volume and interest rates for 2008 and 2007.

Table 9

NONINTEREST INCOME

	Year ended December 31
	2008	2007	2006	2005	2004
	(thousands)
Cardholder and merchant services	$97,577	$97,070	$86,103	$75,298	$65,903
Service charges on deposit accounts	82,349	77,827	72,561	77,376	81,478
Wealth management services
Trust and asset management fees	23,216	25,262	21,586	18,588	16,913
Broker-dealer activities	24,982	24,043	20,627	16,138	15,541

Total wealth management services	48,198	49,305	42,213	34,726	32,454
Fees from processing services	35,585	32,531	29,631	25,598	23,888
Insurance commissions	8,277	7,735	6,942	6,390	6,186
Mortgage income	6,564	6,305	5,494	5,361	5,861
ATM income	7,003	6,515	6,803	7,843	8,416
Other service charges and fees	17,598	15,318	15,996	16,902	13,926
Securities gains (losses)	8,128	1,376	(659)	(492)	1,852
Other	840	1,488	6,283	8,664	5,920

Total	$312,119	$295,470	$271,367	$257,666	$245,884

NONINTEREST INCOME

Growth of noninterest income is essential to our ability to sustain adequate levels of profitability. The primary sources of noninterest income are cardholder and merchant services income, service charges on deposit accounts, revenues derived from wealth management services and fees from processing services. Noninterest income totaled $312.1 million during 2008, an increase of $16.6 million or 5.6 percent. Noninterest income during 2007 equaled $295.5 million, a $24.1 million or 8.9 percent increase over 2006. Table 9 presents the major components of noninterest income for the past five years.

The increase in noninterest income during 2008 can be primarily attributed to gains in securities transaction, improvements in service charges on deposits accounts, fees from processing services and other service charges and fees.

Gains on securities transactions amounted to $8.1 million in 2008, compared to the $1.4 million earned in 2007. During 2008, Visa completed its initial public offering resulting in a conversion of our former member-bank equity investment to a new class of restricted stock. Immediately thereafter, a portion of our new Visa stock was redeemed for cash, an event that triggered the recognition of an $8.1 million gain.

Service charges on deposit accounts equaled $82.3 million during 2008, compared to $77.8 million in 2007, a $4.5 million or 5.8 percent increase. Commercial service charge income benefited from lower interest rates during 2008, which generated reduced earnings credit for commercial customers. Individual service charge income declined due to continued growth in free checking products. Insufficient funds and overdraft income improved due to refinements in the methodology used to process customer transactions.

During 2008, fees from processing services totaled $35.6 million, an increase of $3.1 million or 9.4 percent over 2007. During 2007, BancShares recognized $32.5 million in fees from processing services, an increase of $2.9 million or 9.8 percent over the $29.6 million recognized during 2006. Growth in the number of processed banks and transaction volumes led to the favorable trend.

Cardholder and merchant services income amounted to $97.6 million in 2008 up slightly over 2007. Interchange income earned on debit and credit card transactions increased during 2008, although transaction volumes softened during the last quarter. Merchant income declined during 2008 due to weaker sales activity by merchant customers.

Fees from wealth management services decreased $1.1 million to $48.2 million in 2008 from $49.3 million in 2007. The 2.2 percent decrease in 2008 resulted from lower trust and asset management fees caused by significant market declines in assets under management. Despite the general weakness in the economy, fees generated through the broker-dealer subsidiaries increased during 2008.

Insurance commissions totaled $8.3 million during 2008, a 7.0 percent increase over 2007, primarily a result of higher bonus commissions. Mortgage income during 2008 equaled $6.6 million, a 4.1 percent improvement over 2007 with most of the income resulting from sales of newly-originated residential mortgage loans and the related servicing rights to various investors.

Other service charges and fees totaled $17.6 million during 2008, an increase of $2.3 million or 14.9 percent over 2007 due to higher international fees and processing fees for commercial loan modifications.

Table 10

NONINTEREST EXPENSE

	Year ended December 31
	2008	2007	2006	2005	2004
	(thousands)
Salaries and wages	$259,250	$243,871	$228,472	$212,997	$204,597
Employee benefits	58,899	52,733	50,445	51,517	48,624
Equipment expense	57,715	56,404	52,490	50,291	50,125
Occupancy expense	60,839	56,922	52,153	46,912	43,997
Cardholder and merchant processing	42,071	41,882	37,286	32,067	28,290
Cardholder reward programs	9,323	12,529	9,228	5,878	5,763
Telecommunications	12,061	10,501	9,844	9,873	10,461
Postage	10,427	9,614	8,926	8,045	8,639
Processing fees paid to third parties	8,985	7,004	5,845	4,332	3,826
Advertising	8,098	7,499	7,212	7,206	7,981
Legal	6,308	6,410	5,244	4,124	5,978
Consultant	2,514	3,324	2,254	3,362	2,980
Amortization of intangibles	2,048	2,142	2,318	2,453	2,360
Other	67,943	63,829	59,360	57,814	53,565

Total	$606,481	$574,664	$531,077	$496,871	$477,186

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities and equipment and software costs related to branch offices and technology. Noninterest expense for 2008 amounted to $606.5 million, a $31.8 million or 5.5 percent increase over 2007. Noninterest expense in 2007 was $574.7 million, a $43.6 million or 8.2 percent increase over 2006. Table 10 presents the major components of noninterest expense for the past five years. For 2008 and 2007, $7.7 million and $8.4 million of the respective increases in total noninterest expense are attributable to the continued growth and expansion of ISB.

Salary expense totaled $259.3 million during 2008, compared to $243.9 million during 2007, an increase of $15.4 million or 6.3 percent, following a $15.4 million or 6.7 percent increase in 2007 over 2006. The increase in 2008 is attributable to staff costs for new branch offices, headcount additions in support functions and merit increases.

Employee benefits expense equaled $58.9 million during 2008, an increase of $6.2 million or 11.7 percent from 2007. The 2008 increase results from a $2.8 million increase in health care expense and a $2.7 million increase in executive retirement costs. The aggregate cost of all qualified retirement plans declined $516,000 or 3.1 percent during 2008, the net result of lower pension expense and higher employer contributions to 401(k) benefit plans.

As a result of earnings and funding volatility associated with providing a defined benefit plan, BancShares discontinued offering traditional pension benefits to newly-hired employees during 2007. Instead, employees hired after March 31, 2007 may elect to participate in an enhanced 401(k) benefit plan. Employees hired on or before March 31, 2007 were allowed the option of continued participation in the defined benefit plan and the existing 401(k) plan or enrollment in an enhanced 401(k) benefit plan. Employees who elected to enroll in the enhanced 401(k) benefit plan discontinued the accrual of future years of service benefit under the defined benefit plan. Based on the elections made by participants, a curtailment charge of $763,000 was included in employee benefit expense during 2007.

BancShares recorded occupancy expense of $60.8 million during 2008, an increase of $3.9 million or 6.9 percent during 2008. Occupancy expense during 2007 equaled $56.9 million, an increase of $4.8 million or 9.1 percent over 2006. The increase in occupancy expense in each period resulted from higher depreciation and rent expense attributable to newly constructed branches and our corporate headquarters building and significant increases in building repairs.

Equipment expense was $57.7 million for 2008 and $56.4 million in 2007. The $1.3 million increase during 2008 resulted primarily from increased software and hardware costs and additional depreciation expense from the corporate headquarters building and new branch offices.

Costs associated with various cardholder reward programs totaled $9.3 million during 2008 compared to $12.5 million during 2007. The $3.2 million reduction resulted from the termination of a program for debit cardholders. Processing fees paid to third parties increased $2.0 million or 28.3 percent during 2008, the result of greater utilization of outsourced technology.

Telecommunications expense totaled $12.1 million during 2008, an increase of $1.6 million or 14.9 percent over 2007 related to network upgrades to our branch offices. Losses sustained on the disposition of assets increased $1.6 million during 2008, primarily due to losses realized on sales of foreclosed property.

Other expense increased $4.1 million or 6.4 percent during 2008, primarily due to current litigation accruals, partially offset by the reversal of a $3.3 million accrual established in 2007 for litigation matters resulting from our Visa member bank status. The 2007 accrual related to two separate claims against Visa, the exposure for which was shared by member banks. Upon completion of its initial public offering in early 2008, Visa retained proceeds to fund the anticipated litigation claims, and the previously-estimated member claims were relieved.

INCOME TAXES

During 2008, BancShares recorded income tax expense of $48.5 million, compared to $58.9 million during 2007 and $69.5 million in 2006. BancShares' effective tax rate equaled 34.8 percent in 2008, 35.2 percent in 2007 and 35.4 percent in 2006.

Table 11

ANALYSIS OF CAPITAL ADEQUACY

	December 31			Regulatory Minimum
	2008	2007	2006
	(dollars in thousands)
First Citizens BancShares, Inc.
Tier 1 capital	$1,649,675	$1,557,190	$1,456,947
Tier 2 capital	286,318	279,573	275,079

Total capital	$1,935,993	$1,836,763	$1,732,026

Risk-adjusted assets	$12,499,545	$11,961,124	$11,266,342
Risk-based capital ratios
Tier 1 capital	13.20%	13.02%	12.93%	4.00%
Total capital	15.49%	15.36%	15.37%	8.00%
Tier 1 leverage ratio	9.88%	9.63%	9.39%	3.00%

First-Citizens Bank & Trust Company
Tier 1 capital	$1,262,950	$1,188,599	$1,104,132
Tier 2 capital	250,095	244,470	240,070

Total capital	$1,513,045	$1,433,069	$1,344,202

Risk-adjusted assets	$10,006,171	$9,716,423	$9,238,512
Risk-based capital ratios
Tier 1 capital	12.62%	12.23%	11.95%	4.00%
Total capital	15.12%	14.75%	14.55%	8.00%

Tier 1 leverage ratio	9.17%	8.81%	8.33%	3.00%

IronStone Bank
Tier 1 capital	$273,637	$261,500	$245,402
Tier 2 capital	38,250	24,801	23,576

Total capital	$311,887	$286,301	$268,978

Risk-adjusted assets	$2,369,415	$2,190,348	$1,953,178
Risk-based capital ratios
Tier 1 capital	11.55%	11.94%	12.56%	4.00%
Total capital	13.16%	13.07%	13.77%	8.00%
Tangible equity ratio	10.71%	11.21%	11.52%	3.00%

SHAREHOLDERS’ EQUITY

We continually monitor the capital levels and ratios for BancShares and the subsidiary banks to ensure that they comfortably exceed the minimum requirements imposed by their respective regulatory authorities and to ensure that the subsidiary banks’ capital is appropriate given each bank’s growth projection and risk profile. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material effect on the financial statements. Table 11 provides information on capital adequacy for BancShares, FCB and ISB as of December 31, 2008, 2007 and 2006.

BancShares continues to exceed minimum capital standards and the banking subsidiaries remain well-capitalized. The sustained growth of ISB has required BancShares to infuse significant amounts of capital into ISB to support its expanding balance sheet and continuing operating losses. Infusions totaled $45.8 million in 2008, $24.0 million in 2007 and $30.0 million in 2006. Since ISB was formed in 1997, BancShares has provided $349.8 million in capital. BancShares’ prospective capacity to provide capital to support the future growth and expansion of ISB is highly dependent upon FCB’s ability to return capital through dividends to BancShares.

Dividends from FCB to BancShares provide the sole source for capital infusions into ISB to fund its growth and expansion. These dividends also fund BancShares’ payment of shareholder dividends and interest payments on a portion of its long-term obligations. During 2008, FCB declared dividends to BancShares in the amount of $54.8 million, compared to $43.8 million in 2007 and $40.0 million in 2006. At December 31, 2008, based on limitations imposed by North Carolina General Statutes, FCB had the ability to declare dividends totaling $1.03 billion. However, any dividends declared in excess of $512.4 million would have caused FCB to lose its well-capitalized designation.

RISK MANAGEMENT

In the normal course of business, BancShares is exposed to various risks. To manage the major risks that are inherent in the operation of a financial holding company and to provide reasonable assurance that our long-term business objectives will be attained, various policies and risk management processes identify, monitor and manage risk within acceptable tolerances. Management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.

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

Credit Risk.    BancShares manages and monitors extensions of credit and the quality of the loan and lease portfolio through rigorous initial underwriting processes and periodic ongoing reviews. Underwriting standards reflect credit policies and procedures administered through our highly centralized credit decision process. We maintain a credit review function that conducts independent risk reviews and analyses for the purpose of ensuring compliance with credit policies and to monitor asset quality trends. The independent risk reviews include portfolio analysis by geographic location and horizontal reviews across industry and collateral sectors within the banking subsidiaries. We strive to identify potential credit problems as early as possible, to take charge-offs or write-downs as appropriate and to maintain adequate allowances for credit losses that are inherent in the loan and lease portfolio. The maintenance of excellent asset quality is one of our key performance measures.

We maintain a well-diversified loan and lease portfolio, and seek to avoid the risk associated with large concentrations within specific geographic areas or industries. The ongoing expansion of our branch network has allowed us to mitigate our historic exposure to geographic risk concentration in North Carolina and Virginia.

We have historically carried a significant concentration of real estate-secured loans, although our underwriting policies principally rely on adequate borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and as a result a large percentage of our real estate secured loans are owner-occupied. At December 31, 2008, loans secured by real estate totaled $8.15 billion or 69.5 percent of total loans compared to $7.46 billion or 68.1 percent at December 31, 2007.

Table 12

NONPERFORMING ASSETS

	December 31,
	2008	2007	2006	2005	2004
	(thousands, except ratios)
Nonaccrual loans and leases	$39,361	$13,021	$14,882	$18,969	$14,266
Other real estate	29,956	6,893	6,028	6,753	9,020
Restructured loans	2,349	—	—	—	—

Total nonperforming assets	$71,666	$19,914	$20,910	$25,722	$23,286

Accruing loans and leases 90 days or more past due and in process of collection	$22,459	$7,124	$5,185	$9,180	$12,192
Loans and leases at December 31	$11,719,285	$10,963,904	$10,273,043	$9,656,230	$9,364,822
Ratio of nonperforming assets to total loans and leases plus other real estate	0.61%	0.18%	0.20%	0.27%	0.25%

Interest income that would have been earned on nonperforming loans and leases had they been performing	$1,275	$1,200	$1,271	$551	$773
Interest income earned on nonperforming loans and leases	797	465	226	821	281

There were no foreign loans or leases outstanding in any period.

In recent years, we have sought opportunities to provide financial services to businesses associated with and professionals within the medical community. Due to strong loan growth within this industry, our loans to borrowers in medical, dental or related fields totaled $2.74 billion as of December 31, 2008 and $2.26 billion as of December 31, 2007, representing 23.4 percent and 20.6 percent of total loans and leases as of the respective dates. Except for this single concentration, no other industry represented more than 10 percent of total loans and leases outstanding at December 31, 2008.

In addition to geographic and industry concentrations, we monitor our loan and lease portfolio for other risk characteristics. Among the key indicators of credit risk are loan-to-value ratios, which measure a lender’s exposure as compared to the value of the underlying collateral. Regulatory agencies have established guidelines that define high loan-to-value loans as those real estate loans that exceed 65 percent to 85 percent of the collateral value depending upon the type of collateral. At December 31, 2008, we had $919.2 million or 7.8 percent of loans and leases that exceeded the loan-to-value ratios recommended by the guidelines compared to $969.1 million or 8.8 percent at December 31, 2007. While we continuously strive to limit our high loan-to-value loans, we believe that the inherent risk within these loans is lessened by mitigating factors, such as our strict underwriting criteria and the high rate of owner-occupied properties.

Nonperforming assets include nonaccrual loans and leases, other real estate and restructured loans. With the exception of certain residential mortgage loans, the accrual of interest on loans and leases is discontinued when we deem that collection of additional principal or interest is doubtful. Loans and leases are returned to accrual status when both principal and interest are current and the asset is determined to be performing in accordance with the terms of the loan instrument. The accrual of interest on certain residential mortgage loans is discontinued when a loan is more than three monthly payments past due, and the accrual of interest resumes when the loan is less than three monthly payments past due. Other real estate includes foreclosed property, branch facilities that we have closed but not sold and land that we have elected to sell that was originally acquired for future branches. Restructured loans include accruing loans that we have modified in order to enable a financially-distressed borrower an opportunity to continue making payments under terms more favorable than we would normally extend. Nonperforming asset balances for the past five years are presented in Table 12.

BancShares’ nonperforming assets at December 31, 2008 totaled $71.7 million, compared to $19.9 million at December 31, 2007 and $20.9 million at December 31, 2006. As a percentage of total loans, leases and other real estate, nonperforming assets represented 0.61 percent, 0.18 percent and 0.20 percent as of December 31, 2008, 2007 and 2006.

The $51.8 million surge in nonperforming assets during 2008 was primarily due to deterioration of our residential construction loans located in the counties surrounding Atlanta, Georgia, and in southwest Florida. Both markets have experienced significant over-development that has resulted in extremely weak sales of new residential units and significant declines in property values. As of December 31, 2008, $21.9 million and $18.1 million of other real estate and nonaccrual loans respectively relate to the Atlanta, Georgia and southwest Florida markets. All of the $2.3 million of restructured loans relate to these markets. Thus, $42.3 million of the $71.7 million total nonperforming assets arose from the residential construction loan portfolio in Atlanta, Georgia and southwest Florida. Total nonperforming assets in these markets as of December 31, 2007 amounted to $1.1 million.

Residential construction loans in these markets equaled $105.1 million as of December 31, 2008. Of that total, $24.2 million was already classified as nonperforming, and $67.4 million were identified as potential problem loans due to concerns about borrowers’ abilities to comply with existing loan repayment terms. It is likely that additional residential construction loans will be placed on nonaccrual during 2009. We continue to closely monitor past due and problem accounts to identify any loans and leases that should be classified as impaired or nonaccrual.

The allowance for credit losses reflects the estimated losses resulting from the inability of our customers to make required payments. In calculating the allowance, we employ a variety of modeling and estimation tools for measuring credit risk. Generally, loans and leases to commercial customers are evaluated individually and assigned a credit grade, while consumer loans are evaluated collectively. The individual credit grades for commercial loans are assigned based upon factors such as the borrower’s cash flow, the value of any underlying collateral and the strength of any guarantee. Relying on historical data of credit grade losses and migration patterns among credit grades, we calculate a loss estimate for each credit grade. As loans to borrowers experiencing financial stress are moved to higher-risk credit grades, increased allowances are assigned to that exposure.

Groups of consumer loans are aggregated over their remaining estimated behavioral lives and probable loss projections for each period become the basis for the allowance amount. The loss projections are based on historical losses, delinquency patterns and various other credit risk indicators. During 2008, based on deepening economic weaknesses indicated by higher unemployment and personal bankruptcy rates, we increased loss estimates for the affected retail loans types.

When needed, we also establish specific allowances for impaired loans. Commercial purpose loans are considered to be impaired if they are classified as nonaccrual. The allowance for impaired loans in excess of $1.0 million is the difference between its carrying value and the estimated collateral value or the present value of anticipated cash flows. For smaller impaired loans, the allowance is calculated based on the credit grade.

At December 31, 2008, impaired loans total $38.9 million compared to $10.6 million at December 31, 2007. Allowances established for impaired loans totaled $6.7 million and $2.1 million, respectively. The calculation of allowances for impaired loans is highly dependent on collateral valuations. Since all of our impaired loans are secured by real estate, we are relying on appraisals. However, given the significant instability in real estate markets, particularly in the Atlanta, Georgia area and in Southwest Florida, the valuations are subject to significant variation based on further reductions or recoveries of property values.

The allowance for credit losses also includes an amount that is not specifically allocated to individual loan types. This unallocated allowance is based upon factors such as changes in business and economic conditions, recent loss, delinquency and asset quality issues both within BancShares and the banking industry, exposures resulting from loan concentrations or specific industry risks and other judgmental factors. As of December 31, 2008, the unallocated portion of the allowance equaled $11.7 million or 7.1 percent of the total allowance for credit losses. This compares to $11.5 million or 8.0 percent as of December 31, 2007.

Table 13

ALLOWANCE FOR CREDIT LOSSES

	2008	2007	2006	2005	2004
	(thousands, except ratios)
Allowance for credit losses at beginning of period	$144,271	$138,646	$135,770	$130,832	$119,357
Adjustment for sale of loans	—	—	—	(1,585)	—
Provision for credit losses	65,805	33,594	20,922	33,514	34,690
Charge-offs:
Real estate:
Construction and land development	(17,559)	(1,683)	—	(1)	(13)
Commercial mortgage	(696)	(49)	(124)	(551)	(804)
Residential mortgage	(1,165)	(194)	(1,717)	(1,912)	(2,351)
Revolving mortgage	(3,249)	(1,363)	(1,475)	(951)	(1,384)
Other mortgage loans	—	—	—	—	—

Total real estate loans	(22,669)	(3,289)	(3,316)	(3,415)	(4,552)
Commercial and industrial	(13,593)	(13,106)	(10,378)	(18,724)	(9,800)
Consumer	(12,695)	(13,203)	(9,171)	(10,425)	(12,238)
Lease financing	(1,124)	(3,092)	(1,488)	(347)	(173)

Total charge-offs	(50,081)	(32,690)	(24,353)	(32,911)	(26,763)

Recoveries:
Real estate:
Construction and land development	227	21	—	—	34
Commercial mortgage	55	8	182	409	236
Residential mortgage	121	261	290	432	244
Revolving mortgage	215	96	182	155	103
Other mortgage loans	—	—	—	—	—

Total real estate loans	618	386	654	996	617
Commercial and industrial	1,645	1,282	1,358	2,164	1,084
Consumer	2,173	2,883	4,140	2,672	1,761
Lease financing	314	170	155	88	86

Total recoveries	4,750	4,721	6,307	5,920	3,548

Net charge-offs	(45,331)	(27,969)	(18,046)	(26,991)	(23,215)

Allowance for credit losses at end of period	$164,745	$144,271	$138,646	$135,770	$130,832

Allowance for credit losses includes:
Allowance for loan and lease losses	$157,569	$136,974	$132,004	$128,847	$123,861
Reserve for unfunded commitments	7,176	7,297	6,642	6,923	6,971

Allowance for credit losses at end of period	$164,745	$144,271	$138,646	$135,770	$130,832

Average loans and leases	$11,306,900	$10,513,599	$9,989,757	$9,375,249	$8,901,628
Loans and leases at year-end	11,719,285	10,963,904	10,273,043	9,656,230	9,364,822
Ratios
Net charge-offs to average loans and leases	0.40%	0.27%	0.18%	0.29%	0.26%
Percent of total loans and leases at period-end:
Allowance for loan and lease losses	1.34	1.25	1.28	1.33	1.32
Reserve for unfunded commitments	0.06	0.07	0.06	0.07	0.07
Allowance for credit losses	1.41	1.32	1.35	1.41	1.40

All information presented in this table relates to domestic loans and leases as BancShares makes no foreign loans and leases.

At December 31, 2008, BancShares' allowance for credit losses totaled $164.7 million or 1.41 percent of loans and leases outstanding, compared to $144.3 million or 1.32 percent at December 31, 2007. The allowance equaled $138.6 million or 1.35 percent at December 31, 2006. The $20.4 million increase during 2008 was primarily due to higher anticipated losses within the residential construction loan portfolio and in consumer loans.

The provision for credit losses equaled $65.8 million during 2008 compared to $33.6 million during 2007 and $20.9 million during 2006. The $32.2 million or 95.9 percent increase in provision for credit losses from 2007 to 2008 resulted primarily from losses and provisions in the residential construction loan portfolio as well as certain consumer loan portfolios.

Net charge-offs for 2008 totaled $45.3 million, compared to $28.0 million during 2007, and $18.0 million during 2006. The ratio of net charge-offs to average loans and leases outstanding equaled 0.40 percent during 2008, 0.27 percent during 2007 and 0.18 percent during 2006. Despite the increase in the 2008 loss ratio, these net charge-off rates remain low when compared to industry data. Table 13 provides details concerning the allowance for credit losses and provision for credit losses for the past five years.

Table 14 details the allocation of the allowance for credit losses among the various loan types. The process used to allocate the allowance considers, among other factors, whether the borrower is a retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement.

Table 14

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

	December 31
	2008		2007		2006		2005		2004
	Allowance for Credit Losses	Percent of Loans to Total Loans	Allowance for Credit Losses	Percent of Loans to Total Loans	Allowance for Credit Losses	Percent of Loans to Total Loans	Allowance for Credit Losses	Percent of Loans to Total Loans	Allowance for Credit Losses	Percent of Loans to Total Loans
	(dollars in thousands)
Allowance for loan and lease losses:
Real estate:
Construction and land development	$13,948	6.64%	$9,918	7.40%	$9,351	7.63%	$8,985	7.94%	$7,704	6.28%
Commercial mortgage	43,222	37.06	35,760	36.31	38,463	36.27	37,185	36.44	35,373	35.03
Residential mortgage	8,006	8.23	7,011	9.39	6,954	9.98	6,822	10.53	6,387	10.46
Revolving mortgage	6,821	16.31	5,735	13.63	8,425	12.91	8,712	14.17	11,587	18.30
Other mortgage	5,231	1.28	2,323	1.33	2,145	1.61	2,242	1.79	2,249	1.83

Total real estate	77,228	69.52	60,747	68.06	65,338	68.40	63,946	70.87	63,300	71.90
Commercial and industrial	35,896	16.09	32,743	15.57	34,846	14.86	30,663	12.50	26,794	10.47
Consumer	27,045	10.52	26,925	12.48	22,396	13.24	22,695	13.66	24,072	14.92
Lease financing	5,091	3.02	4,649	3.11	3,562	2.87	2,389	2.42	2,229	2.05
Other	632	0.85	412	0.78	723	0.63	576	0.55	743	0.66
Unallocated	11,677		11,498		5,139		8,578		6,723

Total allowance for loan and lease losses	157,569		136,974		132,004		128,847		123,861
Reserve for unfunded commitments	7,176		7,297		6,642		6,923		6,971

Total allowance for credit losses	$164,745	100.00%	$144,271	100.00%	$138,646	100.00%	$135,770	100.00%	$130,832	100.00%

Interest Rate Risk.    Interest rate risk results principally from assets and liabilities maturing or repricing at different points in time, from assets and liabilities repricing at the same point in time but in different amounts and from short-term and long-term interest rates changing in different magnitudes, an event frequently described by the resulting impact on the shape of the yield curve. Market interest rates also have an impact on the interest rate and repricing characteristics of loans and leases that are originated as well as the rate characteristics of our interest-bearing liabilities.

We assess our interest rate risk by simulating future amounts of net interest income using various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. The December 31, 2008 simulations project very modest changes in net interest income in all scenarios, the result of limited ability to adjust rates on many interest-earning assets and interest-bearing liabilities, due to the presence of contractual or effective rate floors. Certain deposit and short-term borrowing liabilities can price down only marginally from current interest rate levels, and it is anticipated that the prime interest rate cannot move below the 3.25% rate as of December 31, 2008. Table 15 provides the impact on net interest income resulting from various interest rate scenarios as of December 31, 2008 and 2007.

Table 15

INTEREST RATE RISK ANALYSIS

	Favorable (unfavorable) impact on net interest income compared to stable rate scenario over the 12-month period following:
Assumed rate change	December 31, 2008	December 31, 2007
Most likely	-0.37%	-0.52%
Immediate 200 basis point increase	2.06%	-5.65%
Gradual 200 basis point increase	0.19%	-2.22%
Immediate 200 basis point decrease	-0.58%	2.45%
Gradual 200 basis point decrease	1.29%	3.05%

We also utilize the market value of equity as a tool to measure and manage interest rate risk. The market value of equity measures the degree to which the market values of our assets and liabilities will change given a specific degree of movement in interest rates. Our calculation methodology for the market value of equity utilizes a 200-basis point parallel rate shock. As of December 31, 2008, the market value of equity calculated with a 200-basis point immediate decrease in interest rates equals 8.08 percent of assets, up from 7.40 percent when calculated with stable rates. The market value of equity calculated with a 200-basis point immediate increase in interest rates equals 6.14 percent of assets. The estimated amounts for the market value of equity are highly influenced by the relatively longer maturity of the commercial loan component of interest-earning assets when compared to the maturity characteristics of interest-bearing liabilities.

The maturity distribution and repricing opportunities of interest-earning assets and interest-bearing liabilities have a significant impact on our interest rate risk. Our strategy is to reduce overall interest rate risk by maintaining relatively short maturities. Table 16 provides a loan maturity distribution and information regarding the sensitivity of loans and leases to changes in interest rates. Table 4 includes maturity information for our investment securities. Table 6 displays maturity information for time deposits with balances in excess of $100,000.

Table 16

LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

	December 31, 2008
	Within One Year	One to Five Years	After Five Years	Total
	(thousands)
Real estate	$2,428,898	$3,832,926	$1,885,831	$8,147,655
Commercial and industrial	486,258	779,066	620,034	1,885,358
Other	408,857	1,104,970	172,445	1,686,272

Total	$3,324,013	$5,716,962	$2,678,310	$11,719,285

Loans maturing after one year with:
Fixed interest rates		$3,579,124	$2,324,689	$5,903,813
Floating or adjustable rates		2,137,838	353,621	2,491,459

Total		$5,716,962	$2,678,310	$8,395,272

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

Liquidity Risk.    Liquidity risk results from the mismatching of asset and liability cash flows and the potential inability to secure adequate amounts of funding from traditional sources of liquidity. BancShares manages this risk by structuring its balance sheet prudently and by maintaining various borrowing resources to fund potential cash needs. BancShares has historically maintained a strong focus on liquidity, and we have traditionally relied on our deposit base as our primary liquidity source. Short-term borrowings resulting from commercial treasury customers have also emerged as an important source of liquidity in recent years, although some of those borrowings must be collateralized thereby potentially restricting the use of the resulting liquidity. Through our deposit and treasury product pricing strategies, we have the ability to stimulate or curtail liability growth.

During 2008, economic conditions created significant disruptions to the normal availability of liquidity to lenders, a trend that was amplified in some institutions by deposit withdrawals. We achieved growth in average deposits of 3.5 percent during 2008, compared to 1.7 percent during 2007 and 6.3 percent during 2006. The majority of the 2008 growth was achieved in the fourth quarter, as financial conditions within the banking industry deteriorated. We attribute this growth to recognition of the safety and financial strength of our company. This growth in deposits occurred despite falling interest rates. Lower interest rates did significantly impact the balances of short-term borrowings during 2008. Master notes and overnight repurchase obligations experienced a $633.1 million reduction due to lower interest rates.

We utilize borrowings from the Federal Home Loan Bank of Atlanta as an alternative source of liquidity, and to assist in matching the maturities of longer dated interest-earning assets. At December 31, 2008, we had sufficient collateral pledged to provide access to $1.22 billion of additional borrowings. Additionally, we maintain federal funds lines of credit and other borrowing facilities. At December 31, 2008, BancShares had access to $500.0 million in unsecured borrowings through its various sources.

Once we have satisfied our loan demand and other funding needs, residual liquidity is held in cash or invested in overnight investment and investment securities available for sale. At December 31, 2008, these highly-liquid assets totaled $4.03 billion or 24.1 percent of total assets, compared to $4.29 billion or 26.5 percent of total assets at December 31, 2007.

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

Although FCB has grown through acquisition in certain of its markets, throughout its history the majority of its expansion has been accomplished on a de novo basis. Because of its size, the costs associated with FCB’s current rate of expansion are not material to its financial performance. Since ISB began operations in 1997, it has followed a similar business model for growth and expansion. However, due to the rapid pace of its growth and the number of branch offices that have not attained sufficient size to achieve profitability, the financial results and trends of ISB are significantly affected by its current and continuing growth. Each new market ISB enters creates additional operating costs that are typically not fully offset by operating revenues until three to four years of operation. Losses incurred since ISB’s inception total $63.7 million.

IronStone Bank.    At December 31, 2008, ISB operated 61 facilities in twelve states, with a focus on markets with favorable growth prospects. ISB continued its expansion during 2008, establishing facilities in Kansas, Oklahoma and Dallas, Texas. Our business model for new markets has two requirements. First, we hire experienced bankers who are established in the markets we are entering and who are focused on delivering high quality customer service while maintaining strong asset quality. Second, we occupy attractive and accessible branch facilities. While these are costly goals, we believe that they are critical to establishing a solid foundation for future success in new markets.

ISB’s total assets increased from $2.34 billion at December 31, 2007 to $2.56 billion at December 31, 2008, an increase of $222.7 million or 9.5 percent. ISB’s total assets represented 15.3 percent of consolidated assets at December 31, 2008 compared to 14.4 percent at December 31, 2007.

ISB recorded a net loss of $28.9 million during 2008 compared to a net loss of $7.7 million during 2007 and net income of $2.2 million in 2006. The $21.2 million increase in the net loss resulted from significantly higher provision for credit losses on residential construction loans and higher noninterest expense. While we believe that the provision for credit losses will decline when compared to 2008, we project that ISB will operate at a loss at least through 2009.

ISB’s net interest income increased $3.7 million or 5.8 percent during 2008 due to asset growth and lower funding costs. Loans and leases increased $148.8 million or 7.2 percent from $2.07 billion at December 31, 2007 to $2.22 billion at December 31, 2008.

Provision for credit losses increased $27.2 million during 2008, due to higher net charge offs and deterioration of the residential construction loan portfolio. Net charge-offs amounted to $23.1 million or 1.06 percent of loans and leases during 2008, compared to $6.7 million or 0.34 percent of loans and leases in 2007. During 2008, $16.8 million or 72.7 percent of net charge-offs relate to residential construction loans. Nonperforming assets totaled $32.6 million at December 31, 2008, compared to $6.2 million at December 31, 2007.

ISB’s noninterest income fell $1.3 million or 9.7 percent during 2008, primarily the result of lower working capital finance fees and mortgage income. Deposit service charges increased $668,000 or 24.3 percent due to higher commercial service charges. Cardholder and merchant service fees increased $1.0 million from $6.4 million in 2007 to $7.5 million in 2008 as merchant discount and Visa interchange income were both higher.

Noninterest expense increased $7.7 million or 9.6 percent during 2008, the result of costs incurred in conjunction with the opening of new branch offices and higher cardholder processing expenses.

First-Citizens Bank & Trust Company.    At December 31, 2008, FCB operated 343 branches in five states. During 2009, FCB plans to establish a new office in Washington, DC.

FCB’s total assets increased from $13.58 billion at December 31, 2007 to $13.88 billion at December 31, 2008, an increase of $297.6 million or 2.2 percent. FCB’s total assets represented 82.9 percent and 83.8 percent of consolidated assets at December 31, 2008 and 2007, respectively.

FCB recorded net income of $127.1 million during 2008 compared to $125.2 million during 2007, an increase of $1.9 million or 1.5 percent. The favorable variance in net income is attributable to improved net interest income and noninterest income, partially offset by higher noninterest expense and provision for credit losses.

FCB’s net interest income increased $11.9 million or 2.8 percent during 2008 due to higher average assets. Total FCB loans increased $606.6 million in 2008 from $8.89 billion to $9.50 billion. Provision for credit losses increased $5.0 million or 20.5 percent during 2008 caused by higher net charge-offs on consumer loans and continued loan growth. Net charge-offs increased $961,000 or 4.5 percent from $21.3 million in 2007 to $22.2 million in 2008.

FCB’s noninterest income increased $18.5 million or 6.4 percent during 2008, the result of higher securities gains, service charge income and fees from processing services. Noninterest expense increased $23.4 million or 4.6 percent during 2008, due to higher personnel, occupancy and telecommunications expense.

FOURTH QUARTER ANALYSIS

BancShares reported net income of $12.9 million for the quarter ended December 31, 2008, compared to $26.2 million for the corresponding period of 2007, a decrease of 50.7 percent. Per share income for the fourth quarter 2008 totaled $1.24 compared to $2.51 for the same period of 2007. BancShares’ results generated an annualized return on average assets of 0.31 percent for the fourth quarter of 2008, compared to 0.64 percent for the same period of 2007. The annualized return on average equity equaled 3.43 percent during the fourth quarter of 2008, compared to 7.31 percent for the same period of 2007. In the fourth quarter, higher noninterest expense and higher provision for credit losses contributed to the decline in net income. These added costs were partially offset by higher net interest income.

Table 17

SELECTED QUARTERLY DATA

	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$195,366	$199,372	$202,575	$217,403	$230,826	$232,120	$223,473	$217,637
Interest expense	71,211	71,761	77,147	94,826	109,197	111,185	103,884	99,448

Net interest income	124,155	127,611	125,428	122,577	121,629	120,935	119,589	118,189
Provision for credit losses	22,142	20,195	13,350	10,118	11,795	17,333	934	3,532

Net interest income after provision for credit losses	102,013	107,416	112,078	112,459	109,834	103,602	118,655	114,657
Noninterest income	72,182	77,244	79,025	83,668	76,534	77,285	72,620	69,031
Noninterest expense	155,800	155,559	149,481	145,641	146,285	146,906	142,878	138,595

Income before income taxes	18,395	29,101	41,622	50,486	40,083	33,981	48,397	45,093
Income taxes	5,502	9,547	15,396	18,101	13,920	11,362	17,546	16,109

Net income	$12,893	$19,554	$26,226	$32,385	$26,163	$22,619	$30,851	$28,984

Net interest income, taxable equivalent	$125,779	$129,164	$127,143	$124,430	$123,666	$122,980	$121,409	$119,964

PER SHARE DATA
Net income	$1.24	$1.87	$2.51	$3.10	$2.51	$2.17	$2.96	$2.78
Cash dividends	0.275	0.275	0.275	0.275	0.275	0.275	0.275	0.275
Market price at period end (Class A)	152.80	179.00	139.49	139.35	145.85	174.40	194.40	201.00
Book value at period end	138.33	144.17	142.54	142.42	138.12	134.32	131.10	128.64
Tangible book value at period end	128.13	133.92	132.24	132.07	127.72	123.88	120.61	118.10

SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$16,741,696	$16,377,570	$16,396,288	$16,302,994	$16,276,649	$16,092,009	$15,725,976	$15,572,613
Investment securities	3,193,703	2,998,370	3,238,028	3,183,636	3,272,015	3,162,011	3,047,753	3,092,261
Loans and leases	11,665,522	11,440,563	11,154,400	10,961,706	10,831,571	10,623,247	10,360,913	10,230,858
Interest-earning assets	15,293,442	14,814,463	14,841,431	14,691,141	14,655,309	14,476,247	14,118,884	13,908,622
Deposits	13,544,762	13,003,821	12,969,423	12,905,651	12,876,549	12,728,527	12,524,786	12,502,206
Interest-bearing liabilities	12,471,757	12,187,085	12,281,649	12,309,132	12,216,067	12,052,307	11,698,285	11,557,940
Long-term obligations	730,360	613,046	609,301	475,732	404,367	405,101	405,339	408,277
Shareholders’ equity	$1,497,619	$1,496,573	$1,484,143	$1,466,411	$1,420,348	$1,385,284	$1,353,739	$1,323,327
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

SELECTED QUARTER-END BALANCES
Total assets	$16,745,662	$16,665,605	$16,422,674	$16,746,518	$16,212,107	$16,311,870	$16,008,605	$15,853,778
Investment securities	3,271,650	2,977,565	3,013,432	3,206,137	3,236,835	3,266,150	3,023,799	3,031,798
Loans and leases	11,719,285	11,627,635	11,313,155	11,029,937	10,963,904	10,763,158	10,513,041	10,262,356
Interest-earning assets	15,165,551	14,933,906	14,722,037	15,039,574	14,466,948	14,542,241	14,232,802	14,094,002
Deposits	13,713,763	13,372,468	13,075,411	13,226,991	12,928,544	12,980,447	12,772,322	12,722,532
Interest-bearing liabilities	12,441,025	12,383,450	12,147,269	12,566,799	12,118,967	12,170,559	11,830,904	11,671,127
Long-term obligations	733,132	649,214	609,277	609,335	404,392	404,266	405,314	405,356
Shareholders’ equity	1,443,375	1,504,334	$1,487,282	$1,486,034	$1,441,208	$1,401,575	$1,367,980	$1,342,327
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

SELECTED RATIOS AND OTHER DATA
Rate of return on average assets	0.31%	0.64%	0.64%	0.80%	0.64%	0.56%	0.79%	0.75%
Rate of return on average shareholders’ equity	3.43	7.11	7.11	8.88	7.31	6.48	9.14	8.88
Net yield on interest-earning assets (taxable equivalent)	3.27	3.47	3.45	3.41	3.35	3.37	3.45	3.50
Allowance for loan and lease losses to total loans and leases at period end	1.34	1.32	1.28	1.28	1.25	1.24	1.23	1.29
Nonperforming assets to total loans and leases plus other real estate at period end	0.61	0.53	0.42	0.39	0.18	0.22	0.18	0.21
Tier 1 risk-based capital ratio	13.20	13.01	13.14	13.12	13.02	12.96	13.05	13.09
Total risk-based capital ratio	15.49	15.33	15.48	15.47	15.36	15.30	15.40	15.52
Leverage capital ratio	9.88	10.01	9.89	9.80	9.63	9.59	9.75	9.60
Dividend payout ratio	22.18	14.71	10.96	8.87	10.96	12.67	9.29	9.89
Average loans and leases to average deposits	86.13	87.98	86.01	84.94	84.12	83.46	82.72	81.83

Average loan and lease balances include nonaccrual loans and leases.

Net interest income increased $2.5 million or 2.1 percent in the fourth quarter of 2008, compared to the same period of 2007. The taxable-equivalent net yield on interest-earning assets decreased from 3.35 percent in the fourth quarter of 2007 to 3.27 percent for the fourth quarter of 2008.

Average interest-earning assets increased $638.1 million to $15.29 billion from the fourth quarter of 2007 to the fourth quarter of 2008. Average loans and leases outstanding during the fourth quarter of 2008 equaled $11.67 billion, an increase of $834.0 million or 7.7 percent over 2007. The yield on interest-earning assets decreased 119 basis points from 6.31 percent in 2007 to 5.12 percent in 2008.

Average interest-bearing liabilities increased $255.7 million to $12.47 billion. Average money market deposits increased $439.5 million or 14.8 percent to $3.40 billion while average short-term borrowings decreased $561.0 million or 39.0 percent due to reductions in master note borrowings and repurchase obligations. The rate on average interest-bearing liabilities decreased 128 basis points from 3.55 percent in 2007 to 2.27 percent in 2008.

The provision for credit losses increased $10.3 million or 87.7 percent in the fourth quarter of 2008, compared to the same period of 2007 due to higher net charge-offs and loan growth. Net charge-offs were $18.0 million during the fourth quarter of 2008, compared to $8.4 million during the same period of 2007.

Noninterest income decreased $4.4 million or 5.7 percent during the fourth quarter. Fees from wealth management services decreased $3.0 million or 23.0 percent for the fourth quarter of 2008, due to the lower value of assets under management. Cardholder and merchant services income decreased $1.5 million or 6.0 percent due to lower merchant and interchange fees. Deposit service charges declined $931,000 or 4.4 percent in the quarter.

Noninterest expense increased $9.5 million or 6.5 percent during the fourth quarter of 2008, when compared to the same period of 2007. Salaries increased $3.4 million or 5.5 percent from the fourth quarter of 2007 to the fourth quarter of 2008. Benefits were up $2.5 million or 21.9 percent as life and health insurance costs continue to escalate. Occupancy costs increased $706,000 or 4.8 percent from $14.7 million during the fourth quarter of 2007 to $15.4 million during the fourth quarter of 2008. Higher personnel and occupancy costs are primarily related to the continued expansion of the branch network. FDIC insurance expense increased $2.2 million or 310.8 percent.

Losses resulting from the sales of assets increased $2.6 million or 521.2 percent from $503,000 in 2007 to $3.1 million in 2008 primarily due to losses on foreclosed property. Advertising costs increased $3.4 million in the fourth quarter of 2008.

Table 17 provides quarterly information for each of the quarters in 2008 and 2007. Table 18 analyzes the components of changes in net interest income between the fourth quarter of 2008 and 2007.

Table 18

CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS—FOURTH QUARTER

	2008			2007			Increase (decrease) due to:
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(dollars in thousands)
Assets
Loans and leases	$11,665,522	$169,249	5.77%	$10,831,571	$186,426	6.83%	$13,001	$(30,178)	$(17,177)
Investment securities:
U. S. Government	3,114,125	26,870	3.43	3,197,797	39,178	4.89	(836)	(11,472)	(12,308)
State, county and municipal	4,675	79	6.72	4,949	83	6.65	(5)	1	(4)
Other	74,903	199	1.06	69,269	773	4.43	38	(612)	(574)

Total investment securities	3,193,703	27,148	3.38	3,272,015	40,034	4.88	(803)	(12,083)	(12,886)
Overnight investments	434,217	592	0.54	551,723	6,403	4.60	(770)	(5,041)	(5,811)

Total interest-earning assets	$15,293,442	$196,989	5.12%	$14,655,309	$232,863	6.31%	$11,428	$(47,302)	$(35,874)

Liabilities
Deposits:
Checking With Interest	$1,433,261	$458	0.13%	$1,384,226	$536	0.15%	$5	$(83)	$(78)
Savings	538,992	263	0.19	546,410	299	0.22	1	(37)	(36)
Money market accounts	3,403,985	12,239	1.43	2,964,472	24,181	3.24	2,563	(14,505)	(11,942)
Time deposits	5,486,405	46,903	3.40	5,476,849	63,973	4.63	(13)	(17,057)	(17,070)

Total interest-bearing deposits	10,862,643	59,863	2.19	10,371,957	88,989	3.40	2,556	(31,682)	(29,126)
Short-term borrowings	878,754	1,738	0.79	1,439,743	13,362	3.68	(3,177)	(8,447)	(11,624)
Long-term obligations	730,360	9,609	5.23	404,367	6,846	6.72	4,892	(2,129)	2,763

Total interest-bearing liabilities	$12,471,757	$71,210	2.27%	$12,216,067	$109,197	3.55%	$4,271	$(42,258)	$(37,987)

Interest rate spread			2.85%			2.76%

Net interest income and net yield on interest-earning assets		$125,779	3.27%		$123,666	3.35%	$7,157	$(5,044)	$2,113

Average loans and leases includes nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.9% for each period.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

As a normal part of its business, BancShares, FCB, ISB and other subsidiaries enter into various contractual obligations and commercial commitments. Table 19 identifies significant obligations and commitments as of December 31, 2008.

Table 19

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

	Payments due by period
Type of obligation	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
	(thousands)
Contractual obligations:
Deposits	$12,573,054	$999,528	$129,361	$11,820	$13,713,763
Short-term borrowings	647,028	—	—	—	647,028
Long-term obligations	330	80,733	80,616	571,453	733,132
Operating leases	15,828	23,003	16,558	64,219	119,608

Total contractual obligations	$13,236,240	$1,103,264	$226,535	$647,492	$15,213,531

Commitments:
Loan commitments	$2,088,369	$154,959	$163,578	$2,761,682	$5,168,588
Standby letters of credit	57,483	9,836	10,156	—	77,475
Affordable housing partnerships	5,367	2,689	282	—	8,338

Total commitments	$2,151,219	$167,484	$174,016	$2,761,682	$5,254,401

LEGAL PROCEEDINGS

As previously reported, on February 24, 2006, DataTreasury Corporation (“DataTreasury”) filed a lawsuit in the United States District Court for the Eastern District of Texas against 54 defendants, including BancShares and FCB and a number of other large financial institutions, alleging that the defendants were infringing six patents related to check processing that DataTreasury claimed to own. DataTreasury alleged that BancShares and FCB had infringed four of the six patents and sought to recover damages, including royalty payment for checks processed since February 2000 and in the future. The lawsuit was resolved on February 10, 2009, as between DataTreasury, BancShares and FCB through our acquisition of a license from DataTreasury.

On May 24, 2004, FCB filed a lawsuit in the Circuit Court of Greenbrier County, West Virginia against a customer alleging default under a master lease on a piece of equipment, eight promissory notes and two leases. The borrower asserted a counterclaim against FCB alleging breach of lease, breach of fiduciary duty, breach of duty of good faith and fair dealing, and tortuous interference with contractual relations. At trial, a jury returned a verdict against FCB and awarded a $4.1 million judgment in favor of FCB’s customer. If the jury verdict stands, the customer will be entitled to pre-judgment interest of approximately $1.0 million and post-judgment interest at a rate of 8.25 percent. FCB filed a motion to set aside the judgment or, in the alternative, for a new trial, but the Court denied FCB’s motion. FCB is appealing the Court’s action to the West Virginia Supreme Court of Appeals. Upon the posting of an acceptable bond, execution on the judgment will be stayed pending the outcome of the appeal. FCB strenuously denies liability and is vigorously pursuing appeal of the jury’s award.

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

TRANSACTIONS WITH RELATED PERSONS

BancShares’ related persons include our directors and officers, their immediate family members and any businesses or entities they control. There are several other financial institutions that, as a result of significant common ownership, are viewed as related persons. We routinely conduct business with these individuals and entities. Some of these relationships with related persons and the entities they control affect our consolidated statements of income. Fees from processing services included $31.8 million, $29.2 million and $26.1 million recorded during 2008, 2007 and 2006, for services we provided to related persons, and fee income recognized from the largest individual related institution totaled $19.6 million, $18.0 million and $16.9 million during the respective periods.

During 2008, 2007 and 2006, we recognized legal expense of $3.5 million, $3.8 million and $4.4 million to the law firm that serves as our General Counsel and employs a member of our board of directors.

Certain of these transactions with related persons also affect our consolidated balance sheets. At December 31, 2008 and 2007, loans and leases outstanding include $33.1 million and $38.2 million in loans to related persons. Investment securities available for sale include an equity investment in an entity controlled by related persons with a carrying value of $12.8 million and $23.8 million at December 31, 2008 and 2007, respectively. The carrying value of this equity investment is established based upon the quoted price per share as of December 31 in the over-the-counter market on the OTC Bulletin Board. Short-term borrowings include federal funds purchased from financial institutions controlled by related persons that totaled $0 and $13.7 million at December 31, 2008 and 2007. Additionally, BancShares had off balance sheet obligations for unfunded loan commitments to related persons that totaled $19.0 million and $20.5 million at December 31, 2008 and 2007, respectively.

CURRENT ACCOUNTING AND REGULATORY ISSUES

In September 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 does not require any new fair value measurements, but clarifies and standardizes some divergent practices that have emerged since prior guidance was issued. We adopted Statement 157 on January 1, 2008, and the adoption did not have a material impact on our consolidated financial statements.

In September 2007, the FASB issued Summary of Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (Statement 158). In addition to other provisions that have already been applied for all periods presented, Statement 158 requires sponsors of defined benefit and other post-retirement plans to measure the funded status of a plan as of the date of its year-end statement of financial position. For BancShares, that provision was effective December 31, 2008.

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

In March 2008, the FASB issued SFAS No. 161 ‘Disclosures about Derivative Instruments and Hedging Activities’ (Statement 161). Statement 161 requires enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under Statement 133 and how derivative instruments and related hedged items affect the balance sheet, income statement and statement of cash flows. Statement 161 is effective for BancShares on January 1, 2009, will result in expanded disclosures, but will not have a material impact on financial condition, results of operations or liquidity.

In response to the challenges facing the financial services sector, several regulatory and governmental actions have been enacted including The Emergency Economic Stabilization Act, the TARP Capital Purchase Program and the Temporary Liquidity Guarantee Program (TLGP). Based on the expectation that our current capital levels will be adequate to sustain our growth for the foreseeable future, we did not apply to participate in the TARP Capital Purchase Program. Further, we waived the right to participate in the TLGP guarantee of unsecured debt. However, we did elect to participate in the TLGP’s enhanced deposit insurance program.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

First Citizens BancShares, Inc.

We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and subsidiaries (BancShares) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of BancShares’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancShares as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BancShares’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009, expressed an unqualified opinion on the effectiveness of BancShares’ internal control over financial reporting.

Raleigh, North Carolina

February 27, 2009

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

BancShares’ management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2008, the company’s internal control over financial reporting is effective based on those criteria.

BancShares’ independent auditors have issued an audit report on the company’s internal control over financial reporting. This report appears on page 42.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

First Citizens BancShares, Inc.

We have audited First Citizens BancShares, Inc. and subsidiaries (BancShares)’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. BancShares’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on BancShares’ internal control over financial reporting based on our audit.

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

In our opinion, BancShares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of BancShares as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009, expressed an unqualified opinion on those consolidated financial statements. As discussed in Note A to the consolidated financial statements, effective January 1, 2007, BancShares adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and effective December 31, 2006, BancShares adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Raleigh, North Carolina

February 27, 2009

CONSOLIDATED BALANCE SHEETS

First Citizens BancShares, Inc. and Subsidiaries

	December 31
	2008	2007
	(thousands, except share data)
ASSETS
Cash and due from banks	$593,375	$793,788
Overnight investments	174,616	266,209
Investment securities available for sale (cost of $3,191,095 in 2008 and $3,174,505 in 2007)	3,265,777	3,229,241
Investment securities held to maturity (fair value of $6,110 in 2008 and $7,776 in 2007)	5,873	7,594
Loans and leases	11,719,285	10,963,904
Less allowance for loan and lease losses	157,569	136,974

Net loans and leases	11,561,716	10,826,930
Premises and equipment	798,909	757,694
Income earned not collected	72,029	79,343
Goodwill	102,625	102,625
Other intangible assets	3,810	5,858
Other assets	166,932	142,825

Total assets	$16,745,662	$16,212,107

LIABILITIES
Deposits:
Noninterest-bearing	$2,652,898	$2,519,256
Interest-bearing	11,060,865	10,409,288

Total deposits	13,713,763	12,928,544
Short-term borrowings	647,028	1,305,287
Long-term obligations	733,132	404,392
Other liabilities	208,364	132,676

Total liabilities	15,302,287	14,770,899
SHAREHOLDERS’ EQUITY
Common stock:
Class A—$1 par value (11,000,000 shares authorized; 8,756,778 shares issued for each period)	8,757	8,757
Class B—$1 par value (2,000,000 shares authorized; 1,677,675 shares issued for each period)	1,678	1,678
Surplus	143,766	143,766
Retained earnings	1,326,054	1,246,473
Accumulated other comprehensive income (loss)	(36,880)	40,534

Total shareholders’ equity	1,443,375	1,441,208

Total liabilities and shareholders' equity	$16,745,662	$16,212,107

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

First Citizens BancShares, Inc. and Subsidiaries

	Year Ended December 31
	2008	2007	2006
	(thousands, except share and per share data)
INTEREST INCOME
Loans and leases	$681,849	$727,581	$683,412
Investment securities:
U. S. Government	121,576	140,986	112,461
State, county and municipal	209	220	235
Other	2,327	3,100	3,304

Total investment securities interest and dividend income	124,112	144,306	116,000
Overnight investments	8,755	32,169	30,903

Total interest income	814,716	904,056	830,315

INTEREST EXPENSE
Deposits	263,538	341,236	280,178
Short-term borrowings	17,502	55,126	41,431
Long-term obligations	33,905	27,352	32,128

Total interest expense	314,945	423,714	353,737

Net interest income	499,771	480,342	476,578
Provision for credit losses	65,805	33,594	20,922

Net interest income after provision for credit losses	433,966	446,748	455,656

NONINTEREST INCOME
Cardholder and merchant services	97,577	97,070	86,103
Service charges on deposit accounts	82,349	77,827	72,561
Wealth management services	48,198	49,305	42,213
Fees from processing services	35,585	32,531	29,631
Insurance commissions	8,277	7,735	6,942
ATM income	7,003	6,515	6,803
Mortgage income	6,564	6,305	5,494
Other service charges and fees	17,598	15,318	15,996
Securities gains (losses)	8,128	1,376	(659)
Other	840	1,488	6,283

Total noninterest income	312,119	295,470	271,367

NONINTEREST EXPENSE
Salaries and wages	259,250	243,871	228,472
Employee benefits	58,899	52,733	50,445
Occupancy expense	60,839	56,922	52,153
Equipment expense	57,715	56,404	52,490
Other	169,778	164,734	147,517

Total noninterest expense	606,481	574,664	531,077

Income before income taxes	139,604	167,554	195,946
Income taxes	48,546	58,937	69,455

Net income	$91,058	$108,617	$126,491

PER SHARE INFORMATION
Net income per share	$8.73	$10.41	$12.12
Average shares outstanding	10,434,453	10,434,453	10,434,453

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands)
Balance at December 31, 2005	$8,757	$1,678	$143,766	$1,029,005	$(2,147)	$1,181,059
Adjustment resulting from adoption of:
Staff Accounting Bulletin No. 108, net of $2,803 deferred tax	—	—	—	4,354	—	4,354
SFAS No. 158, net of $1,610 deferred tax	—	—	—	—	2,502	2,502
Comprehensive income:
Net income	—	—	—	126,491	—	126,491
Unrealized securities gains arising during period, net of $4,315 deferred tax	—	—	—	—	8,577	8,577
Less: reclassification adjustment for losses included in net income, net of $260 deferred tax benefit	—	—	—	—	(399)	(399)

Unrealized securities gains, net of deferred taxes	—	—	—	—	8,976	8,976
Change in unrecognized loss on cash flow hedge, net of $708 deferred tax benefit	—	—	—	—	(1,085)	(1,085)

Total comprehensive income						134,382

Cash dividends	—	—	—	(11,478)	—	(11,478)

Balance at December 31, 2006	8,757	1,678	143,766	1,148,372	8,246	1,310,819
Adjustment resulting from adoption of FASB Interpretation No. 48	—	—	—	962	—	962
Comprehensive income:
Net income	—	—	—	108,617	—	108,617
Unrealized securities gains arising during period, net of $17,453 deferred tax	—	—	—	—	27,213	27,213
Less: reclassification adjustment for gains included in net income, net of $543 deferred tax	—	—	—	—	833	833

Unrealized securities gains, net of deferred taxes	—	—	—	—	26,380	26,380
Change in unrecognized loss on cash flow hedge, net of $1,406 deferred tax benefit	—	—	—	—	(2,155)	(2,155)
Change in prepaid pension asset, net of $5,190 deferred tax	—	—	—	—	8,063	8,063

Total comprehensive income						140,905

Cash dividends	—	—	—	(11,478)	—	(11,478)

Balance at December 31, 2007	8,757	1,678	143,766	1,246,473	40,534	1,441,208
Comprehensive income:
Net income	—	—	—	91,058	—	91,058
Unrealized securities gains arising during period, net of $7,753 deferred tax	—	—	—	—	12,182	12,182
Change in unrecognized loss on cash flow hedge, net of $2,098 deferred tax benefit	—	—	—	—	(3,216)	(3,216)
Change in pension liability, net of $55,581 deferred tax	—	—	—	—	(86,380)	(86,380)

Total comprehensive income						13,644

Cash dividends	—	—	—	(11,477)	—	(11,477)

Balance at December 31, 2008	$8,757	$1,678	$143,766	$1,326,054	$(36,880)	$1,443,375

At December 31, 2008, Accumulated Other Comprehensive Income includes $45,391 in unrealized gains on investment securities available for sale, $75,815 in pension obligations recognized under FASB Statement No. 158, and an unrealized loss of $6,456 on a cash flow hedge.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

First Citizens BancShares, Inc. and Subsidiaries

	Year Ended December 31,
	2008	2007	2006
	(thousands)
OPERATING ACTIVITIES
Net income	$91,058	$108,617	$126,491
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	2,048	2,142	2,318
Provision for credit losses	65,805	33,594	20,922
Deferred tax (benefit) expense	(8,381)	1,597	694
Change in current taxes payable	(2,673)	497	5,394
Depreciation	53,945	51,822	48,286
Change in accrued interest payable	(11,365)	(1,091)	19,777
Change in income earned not collected	7,314	(7,781)	(9,526)
Securities (gains) losses	(8,128)	(1,376)	659
Origination of loans held for sale	(475,874)	(509,655)	(488,220)
Proceeds from sale of loans	481,603	507,591	508,883
Proceeds from sale of other real estate	15,116	4,582	9,182
Loss (gain) on sale of other real estate	912	(575)	(302)
Loss (gain) on sale of loans	693	633	(1,246)
Gain on sale of branches	—	—	(826)
Loss on premises and equipment, net	—	1,886	272
Net amortization of premiums and discounts	9,702	(4,175)	(5,307)
Net change in other assets	(6,065)	(32,422)	(21,673)
Net change in other liabilities	11,512	6,509	366

Net cash provided by operating activities	227,222	162,395	216,144

INVESTING ACTIVITIES
Net change in loans outstanding	(851,848)	(717,401)	(654,312)
Purchases of investment securities held to maturity	—	—	(26,074)
Purchases of investment securities available for sale	(1,748,963)	(1,661,277)	(1,265,212)
Proceeds from maturities of investment securities held to maturity	1,727	211,816	444,807
Proceeds from maturities of investment securities available for sale	1,714,337	1,480,591	573,429
Proceeds from sales of securities	16,456	1,392	994
Net change in overnight investments	91,593	82,388	132,415
Dispositions of premises and equipment	—	2,164	6,438
Additions to premises and equipment	(95,160)	(106,482)	(118,694)
Purchase and sale of branches, net of cash transferred	—	—	(19,450)

Net cash used by investing activities	(871,858)	(706,809)	(925,659)

FINANCING ACTIVITIES
Net change in time deposits	37,895	341,399	590,132
Net change in demand and other interest-bearing deposits	747,324	(156,179)	(113)
Net change in short-term borrowings	(659,519)	154,440	345,715
Origination of long-term obligations	330,000	180	121,408
Redemption of long-term obligations	—	(1,144)	(103,093)
Cash dividends paid	(11,477)	(11,478)	(11,478)

Net cash provided by financing activities	444,223	327,218	942,571

Change in cash and due from banks	(200,413)	(217,196)	233,056
Cash and due from banks at beginning of period	793,788	1,010,984	777,928

Cash and due from banks at end of period	$593,375	$793,788	$1,010,984

CASH PAYMENTS FOR:
Interest	$326,310	$424,805	$333,960
Income taxes	69,506	57,765	61,795
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains	$19,946	$43,290	$11,446
Unrealized loss on cash flow hedge	(5,314)	(3,561)	(1,793)
Prepaid pension benefit (pension liability)	(141,978)	13,253	4,112
Transfers of loans to other real estate	44,714	4,779	4,338

See accompanying Notes to Consolidated Financial Statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

First Citizens BancShares, Inc. (BancShares) is a financial holding company with two banking subsidiaries: First-Citizens Bank & Trust Company, headquartered in Raleigh, North Carolina (FCB), which operates branches in North Carolina, Virginia, West Virginia, Maryland and Tennessee; and IronStone Bank (ISB), a federally-chartered thrift institution with branch offices in Florida, Georgia, Texas, Arizona, California, New Mexico, Colorado, Oregon, Washington, Missouri, Oklahoma and Kansas.

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

Intercompany accounts and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform to statement presentations for 2008. However, the reclassifications have no effect on shareholders' equity or net income as previously reported.

Investment Securities

Investment securities available for sale are carried at their fair value with unrealized gains and losses, net of deferred income taxes, recorded as a component of other comprehensive income within shareholders' equity. Gains and losses realized from the sales of securities available for sale are determined by specific identification and are included in noninterest income.

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

At December 31, 2008 and 2007, BancShares had no investment securities held for trading purposes.

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

Management considers the established ALLL adequate to absorb probable losses that relate to loans and leases outstanding as of December 31, 2008. Management considers the established RUC adequate to absorb probable losses that relate to off-balance sheet loan commitments outstanding as of December 31, 2008. Future adjustments to the ALLL and the RUC may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares' ALLL and the RUC. Such agencies may require the recognition of adjustments to the ALLL and RUC based on their judgments of information available to them at the time of their examination.

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

Management considers a loan to be impaired when based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to contractual terms of the loan agreement. Impaired loans are valued by either the discounted expected cash flow method using the loan's original effective interest rate or the collateral value. When the ultimate collectibility of an impaired loan's principal is doubtful, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Per Share Data

Net income per share has been computed by dividing net income by the average number of both classes of common shares outstanding during each period. The average number of shares outstanding for 2008, 2007 and 2006 was 10,434,453. BancShares had no potential common stock outstanding in any period.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 does not require any new fair value measurements, but clarifies and standardizes some divergent practices that emerged since prior guidance was issued. Statement 157 creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delayed until the first quarter of 2009 the effective date of Statement 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Except for those portions deferred by FSP No. 157-2, BancShares adopted Statement 157 on January 1, 2008, with no material impact on financial condition, results of operations, or liquidity.

In September 2006, the FASB issued Summary of Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (Statement 158). Statement 158 requires sponsors of defined benefit and other post-retirement plans to recognize the overfunded or underfunded status of that plan as an asset or liability in the sponsor’s statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Beginning in 2008, Statement 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (Statement 159). Statement 159 allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings. BancShares adopted Statement 159 on January 1, 2008, and did not elect to measure any additional financial assets or liabilities at fair value.

In March 2008, the FASB issued SFAS No. 161 ‘Disclosures about Derivative Instruments and Hedging Activities’ (Statement 161). Statement 161 requires enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under Statement 133 and how derivative instruments and related hedged items affect the balance sheet, income statement and statement of cash flows. Statement 161 is effective for BancShares on January 1, 2009, will result in expanded disclosures, but will not have a material impact on financial condition, results of operations or liquidity.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE B—INVESTMENT SECURITIES

The aggregate values of investment securities at December 31 along with gains and losses determined on an individual security basis are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
2008
U. S. Government	$3,053,440	$60,004	$1,016	$3,112,428
Equity securities	49,747	12,365	195	61,917
Mortgage-backed securities	81,109	1,966	123	82,952
State, county and municipal	3,108	26	81	3,053
Other	3,691	1,736	—	5,427

Total investment securities available for sale	$3,191,095	$76,097	$1,415	$3,265,777

2007
U. S. Government	$3,051,545	$29,947	$462	$3,081,030
Equity securities	33,614	24,023	—	57,637
Mortgage-backed securities	78,198	262	648	77,812
State, county and municipal	3,377	11	16	3,372
Other	7,771	1,619	—	9,390

Total investment securities available for sale	$3,174,505	$55,862	$1,126	$3,229,241

Investment securities held to maturity
2008
Mortgage-backed securities	$4,282	$232	$27	$4,487
State, county and municipal	1,591	32	—	1,623
Other	—	—	—	—

Total investment securities held to maturity	$5,873	$264	$27	$6,110

2007
Mortgage-backed securities	$5,760	$109	$26	$5,843
State, county and municipal	1,584	99	—	1,683
Other	250	—	—	250

Total investment securities held to maturity	$7,594	$208	$26	$7,776

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table provides maturity information for investment securities as of December 31. Callable securities are assumed to mature on their earliest call date.

	2008		2007
	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Maturing in:
One year or less	$1,350,796	$1,375,709	$1,668,239	$1,676,017
One through five years	1,705,774	1,739,791	1,380,012	1,401,718
Five through 10 years	789	791	6,791	6,782
Over 10 years	83,989	87,569	85,849	87,087
Equity securities	49,747	61,917	33,614	57,637

Total investment securities available for sale	$3,191,095	$3,265,777	$3,174,505	$3,229,241

Investment securities held to maturity
Maturing in:
One year or less	$151	$151	$250	$250
One through five years	—	—	149	153
Five through 10 years	5,557	5,761	5,563	5,612
Over 10 years	165	198	1,632	1,761

Total investment securities held to maturity	$5,873	$6,110	$7,594	$7,776

For each period presented, securities gains (losses) include the following:

	Year ended December 31,
	2008	2007	2006
Gross gains on sales of investment securities available for sale	$8,390	$1,376	$328
Other than temporary impairment losses on interest-only strip	—	—	(987)
Other than temporary impairment loss on equity investment	(262)	—	—

Total securities gains (losses)	$8,128	$1,376	$(659)

During 2008, following the completion of Visa Inc.’s initial public offering, FCB’s former member-bank investment was converted into 486,905 shares of Class B common stock. Immediately thereafter, 188,238 shares of Visa Inc. Class B common stock were redeemed resulting in a gain of $8,051. The remaining 298,667 shares of Class B common stock are restricted and are carried at a fair value of $0.

In conjunction with the securitization and sale of revolving mortgage loans during 2005, BancShares retained a residual interest in the securitized assets in the form of an interest-only strip, which is included within investment securities available for sale and is carried at its estimated fair value. Quoted market prices are not readily available for residual interests, so the fair value was estimated based on various factors that may have an impact on the fair value of the residual interests. The assumed discount rate was 10 percent; the assumed rate of credit losses was 10 basis points; the estimated weighted average loan life was 3.3 years. Based on the assumptions used, the estimated fair value of the retained residual interest equaled $11,586 at the date of the securitization. Based on changes that occurred after the date of the securitization, an other than temporary impairment was recorded during 2006. The carrying value of the residual interest was $5,427 at December 31, 2008, $9,390 at December 31, 2007 and $10,240 at December 31, 2006.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table provides information regarding securities with unrealized losses as of December 31:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008
Investment securities available for sale:
U.S. Government	$50,016	$1,013	$6	$3	$50,022	$1,016
Equity securities	626	195	—	—	626	195
Mortgage-backed securities	270	2	4,948	121	5,218	123
State, county and municipal	267	9	364	72	631	81

Total	$51,179	$1,219	$5,318	$196	$56,497	$1,415

Investment securities held to maturity:
Mortgage-backed securities	$16	$—	$35	$27	$51	$27
State, county and municipal	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$16	$—	$35	$27	$51	$27

December 31, 2007
Investment securities available for sale:
U.S. Government	$135,228	$204	$177,723	$258	$312,951	$462
Equity securities	—	—	—	—	—	—
Mortgage-backed securities	10,384	33	30,988	615	41,372	648
State, county and municipal	25	—	2,163	16	2,188	16

Total	$145,637	$237	$210,874	$889	$356,511	$1,126

Investment securities held to maturity:
Mortgage-backed securities	$—	$—	$48	$26	$48	$26
State, county and municipal	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$—	$—	$48	$26	$48	$26

Investment securities with an aggregate fair value of $5,353 have had continuous unrealized losses for more than twelve months as of December 31, 2008. The aggregate amount of the unrealized losses among those 35 securities was $223 at December 31, 2008. These securities include U.S. Government, government agency, mortgage-backed and state, county and municipal securities. None of the unrealized losses identified as of December 31, 2008 or 2007 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. At December 31, 2008, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities are deemed to be other than temporarily impaired.

Investment securities having an aggregate carrying value of $1,883,365 at December 31, 2008 and $2,402,221 at December 31, 2007, were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE C—LOANS AND LEASES

Loans and leases outstanding at December 31 include the following:

	2008	2007
Real estate:
Construction and land development	$778,315	$810,818
Commercial mortgage	4,343,809	3,982,496
Residential mortgage	964,201	1,029,030
Revolving mortgage	1,911,852	1,494,431
Other mortgage	149,478	145,552

Total real estate loans	8,147,655	7,462,327
Commercial and industrial	1,885,358	1,707,394
Consumer	1,233,075	1,368,228
Lease financing	353,933	340,601
Other	99,264	85,354

Total loans and leases	$11,719,285	$10,963,904

In conjunction with the securitization and sale of $256,232 of revolving mortgage loans during 2005, BancShares established a servicing asset that represented the estimated fair value of the right to service the loans that were securitized and sold. This asset is being amortized over the estimated servicing life of 149 months.

	2008	2007	2006
Carrying value of servicing asset at January 1	$559	$936	$1,179
Amortization expense recognized during the year	142	187	243
Impairment recognized during the year	—	190	—

Carrying value of servicing asset at December 31	$417	$559	$936

At December 31, 2008, 23.4 percent of total loans and leases represent loans to customers in medical-related fields, compared to 20.6 percent at December 31, 2007. There were no foreign loans or loans to finance highly leveraged transactions during 2008 or 2007. Substantially all loans and leases are to customers domiciled within BancShares’ principal market areas.

At December 31, 2008 loans totaling $3,301,903 were pledged to secure debt obligations, compared to $1,365,952 at December 31, 2007.

Nonperforming loans and other risk elements are summarized below:

	December 31,
	2008	2007
Nonaccrual loans and leases	$39,361	$13,021
Restructured loans	2,349	—

Nonperforming loans	$41,710	$13,021

Loans 90 days or more past due and still accruing	$22,459	$7,124
Other real estate	29,956	6,893

Interest income on nonperforming loans that would have been recorded had these loans been performing was $1,275, $1,200 and $1,271 respectively, during 2008, 2007 and 2006. Interest income recognized on nonperforming loans was $797, $465 and $226 during the respective periods.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

In each period, BancShares originated much of its residential mortgage loan production through correspondent institutions. Loan sale activity for 2008, 2007 and 2006 is summarized below:

	2008	2007	2006
Loans held for sale at December 31	$69,399	$75,822	$80,805
For the year ended December 31:
Loans sold	482,296	508,224	507,637
Net gain (loss) on sale of loans	(693)	(633)	1,246
Servicing release income from sale of loans	6,555	6,115	5,917

NOTE D—ALLOWANCE FOR CREDIT LOSSES

Activity in the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded commitments, is summarized as follows:

	Allowance for Loan and Lease Losses	Reserve for Unfunded Commitments	Allowance for Credit Losses
Balance at December 31, 2005	$128,847	$6,923	$135,770
Provision for credit losses	21,203	(281)	20,922
Loans and leases charged off	(24,353)	—	(24,353)
Loans and leases recovered	6,307	—	6,307

Net charge-offs	(18,046)	—	(18,046)

Balance at December 31, 2006	132,004	6,642	138,646

Provision for credit losses	32,939	655	33,594
Loans and leases charged off	(32,690)	—	(32,690)
Loans and leases recovered	4,721	—	4,721

Net charge-offs	(27,969)	—	(27,969)

Balance at December 31, 2007	136,974	7,297	144,271

Provision for credit losses	65,926	(121)	65,805
Loans and leases charged off	(50,081)	—	(50,081)
Loans and leases recovered	4,750	—	4,750

Net charge-offs	(45,331)	—	(45,331)

Balance at December 31, 2008	$157,569	$7,176	$164,745

At December 31, 2008 and 2007, impaired loans, exclusive of those loans evaluated collectively as a homogeneous group, totaled $38,882 and $10,621, respectively, all of which were classified as nonaccrual. Total allowances of $6,747 and $2,148 have been established for impaired loans outstanding as of December 31, 2008 and 2007, respectively. Allowances have been established for all impaired loans.

The average recorded investment in impaired loans during the years ended December 31, 2008, 2007 and 2006 was $30,920, $10,844 and $13,986, respectively. For the years ended December 31, 2008, 2007 and 2006, BancShares recognized cash basis interest income on those impaired loans of $619, $391 and $153, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

NOTE E—PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31 are summarized as follows:

	2008	2007
Land	$177,446	$163,314
Premises and leasehold improvements	704,766	656,640
Furniture and equipment	320,487	297,193

Total	1,202,699	1,117,147
Less accumulated depreciation and amortization	403,790	359,453

Total premises and equipment	$798,909	$757,694

There were no premises pledged to secure borrowings at December 31, 2008 and 2007.

BancShares leases certain premises and equipment under various lease agreements that provide for payment of property taxes, insurance and maintenance costs. Operating leases frequently provide for one or more renewal options on the same basis as current rental terms. However, certain leases require increased rentals under cost of living escalation clauses. Some leases also provide purchase options.

Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2008:

Year Ending December 31:
2009	$15,828
2010	12,410
2011	10,593
2012	9,318
2013	7,240
Thereafter	64,219

Total minimum payments	$119,608

Total rent expense for all operating leases amounted to $19,096 in 2008, $18,034 in 2007 and $15,207 in 2006, net of rent income, which totaled $1,524, $1,930 and $1,962 during 2008, 2007 and 2006, respectively.

NOTE F—DEPOSITS

Deposits at December 31 are summarized as follows:

	2008	2007
Demand	$2,652,898	$2,519,256
Checking With Interest	1,489,496	1,459,123
Money market accounts	3,546,649	2,961,794
Savings	535,387	536,933
Time	5,489,333	5,451,438

Total deposits	$13,713,763	$12,928,544

Time deposits with a minimum denomination of $100 totaled $2,469,833 and $2,323,768 at December 31, 2008 and 2007, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

At December 31, 2008 the scheduled maturities of time deposits were:

2009	$4,348,624
2010	810,862
2011	188,666
2012	77,467
2013	51,894
Thereafter	11,820

Total time deposits	$5,489,333

NOTE G—SHORT-TERM BORROWINGS

Short-term borrowings at December 31 are as follows:

	2008	2007
Master notes	$472,573	$923,424
Repurchase agreements	103,878	286,090
Notes payable to Federal Home Loan Bank of Atlanta	50,000	50,000
Federal funds purchased	10,551	23,893
Other	10,026	21,880

Total short-term borrowings	$647,028	$1,305,287

At December 31, 2008, BancShares and its subsidiaries had unused credit lines allowing access to overnight borrowings of up to $500,000 on an unsecured basis. Additionally, under borrowing arrangements with the Federal Home Loan Bank of Atlanta, the banking subsidiaries have access to an aggregate of $1,223,266 on a secured basis.

NOTE H—LONG-TERM OBLIGATIONS

Long-term obligations at December 31 include:

	2008	2007
Junior subordinated debenture at 8.05 percent maturing March 5, 2028	$154,640	$154,640
Junior subordinated debenture at 3-month LIBOR plus 1.75 percent maturing June 30, 2036	118,557	118,557
Subordinated notes payable at 5.125 percent maturing June 1, 2015	125,000	125,000
Obligations under capitalized leases extending to July 2026	4,762	6,015
Notes payable to Federal Home Loan Bank of Atlanta with rates ranging from 2.85 percent to 4.12 percent and matutities ranging from October 2010 to September 2018;	330,000	—
Note payable at 7.50 percent maturing on October 17, 2022	173	180

Total long-term obligations	$733,132	$404,392

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

Long-term obligations maturing in each of the five years subsequent to December 31, 2008 include:

2009	$330
2010	55,354
2011	25,379
2012	25,406
2013	55,210
Thereafter	571,453

Total long-term obligations	$733,132

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

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$593,375	$593,375	$793,788	$793,788
Overnight investments	174,616	174,616	266,209	266,209
Investment securities available for sale	3,265,777	3,265,777	3,229,241	3,229,241
Investment securities held to maturity	5,873	6,110	7,594	7,776
Loans, net of allowance for loan and lease losses	11,561,716	12,070,706	10,826,930	11,242,024
Income earned not collected	72,029	72,029	79,343	79,343
Deposits	13,713,763	13,810,690	12,928,544	12,989,047
Short-term borrowings	647,028	647,028	1,305,287	1,305,287
Long-term obligations	733,132	735,098	404,392	406,639
Accrued interest payable	50,923	50,923	62,288	62,288

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

Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 does not require any new fair value measurements, but clarifies and standardizes some divergent practices that emerged since prior guidance was issued. Statement 157 creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation.

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

For assets and liabilities carried at fair value, the following table provides fair value information as of December 31, 2008:

		Fair value measurements at December 31, 2008 using:
Description	Fair value at December 31, 2008	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Assets measured at fair value
Investment securities available for sale	$3,265,777	$3,127,889	$86,005	$51,883

Liabilities measured at fair value
Cash flow hedge	10,668	—	10,668	—

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Under the terms of the existing cash flow hedge, BancShares pays a fixed payment to the counterparty in exchange for receipt of a variable payment that is determined based on the 3-month LIBOR rate. The fair value of the cash flow hedge is therefore based on projected LIBOR rates for the duration of the hedge, values that, while observable in the market, are subject to adjustment due to pricing considerations for the specific instrument. The fair value of the swap was $10,668 and $5,354 as of December 31, 2008 and 2007 and is included in other liabilities.

For those investment securities available for sale with fair values that are determined by reliance on significant unobservable inputs, the following table identifies the factors causing the change in fair value from January 1, 2008 to December 31, 2008:

Description	Investment securities available for sale with fair values based on significant unobservable inputs
Beginning balance, January 1, 2008	$40,016
Total gains (losses), realized or unrealized:
Included in earnings	—
Included in other comprehensive income	118
Purchases, sales, issuances and settlements, net	11,749
Transfers in/out of Level 3	—

Ending balance, December 31, 2008	$51,883

No gains or losses were reported for the year ended December 31, 2008 that relate to fair values estimated based on significant unobservable inputs.

Some assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are therefore carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. For assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of December 31, 2008:

		Fair value measurements at December 31, 2008 using:
Description	Fair value at December 31, 2008	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Loans held for sale	$69,399	$—	$—	$69,399
Impaired loans	27,858	—	—	27,858

The values of loans held for sale are based on prices observed for similar pools of loans, appraisals provided by third parties and prices determined based on terms of investor purchase commitments. The value of impaired loans is determined by either the collateral value or by the discounted present value of the expected cash flows.

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

NOTE J—EMPLOYEE BENEFIT PLANS

BancShares sponsors benefit plans for its qualifying employees including a noncontributory defined benefit pension plan, a 401(k) savings plan and an enhanced 401(k) savings plan. These plans are qualified under the Internal Revenue Code. BancShares also maintains agreements with certain executives that provide supplemental benefits that are paid upon death or separation from service at an agreed-upon age.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Defined Benefit Pension Plan

Employees who were hired prior to April 1, 2007 and who qualify under length of service and other requirements may participate in a noncontributory defined benefit pension plan. Under the plan, benefits are based on years of service and average earnings. The policy is to fund amounts approximating the maximum amount that is deductible for federal income tax purposes. BancShares contributed $20,000 to the plan in 2007 and, $25,000 in 2006. No contribution was made during 2008. The plan’s assets consist of investments in FCB’s common trust funds, which include listed common stocks and fixed income securities, as well as investments in mid-cap, REIT and international stocks as well as TIPS and other fixed income securities through unaffiliated money managers.

Benefit Obligations

The following table calculates the projected benefit obligation at December 31, 2008 and 2007:

	2008	2007
Benefit obligation at beginning of year	$307,515	$300,981
Service cost	11,750	14,428
Interest cost	20,384	18,388
Actuarial (gain)/loss	30,740	(16,571)
Transfer to related parties	—	(8)
Benefits paid	(10,368)	(10,767)
Plan amendments	—	1,064

Benefit obligation at end of year	$360,021	$307,515

The accumulated benefit obligation for the plan at December 31, 2008 and 2007 equaled $287,200 and $248,992, respectively. The plan uses a measurement date of December 31.

The assumptions used to determine the benefit obligations as of December 31 are as follows:

	2008	2007
Discount rate	6.00%	6.25%
Rate of compensation increase	4.50%	4.25%

Plan Assets

The following table describes the changes in plan assets during 2008 and 2007. Employer contributions and benefits paid include only those amounts contributed directly to or paid directly from plan assets.

	2008	2007
Fair value of plan assets at beginning of year	$382,180	$352,425
Actual return on plan assets	(84,794)	20,531
Employer contributions	—	20,000
Transfer to related parties	—	(9)
Benefits paid	(10,368)	(10,767)

Fair value of plan assets at end of year	$287,018	$382,180

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table describes the actual allocation of plan assets as of December 31, 2008 and 2007 and the projected allocation for 2009.

		Actual, December 31,
	2009 Target	2008	2007
Equity securities	55-65%	61%	59%
Debt securities	34-44%	38%	40%
Cash and equivalents	1%	1%	1%

Total	100%	100%	100%

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

Funded Status

The funded status of the plan, which equals the pension liability at December 31, 2008 and the prepaid pension asset as of December 31, 2007, is calculated as follows:

	December 31,
	2008	2007
Fair value of plan assets	$287,018	$382,180
Benefit obligation	360,021	307,515

Funded status	(73,003)	74,665
Amounts not yet recognized:
Unrecognized net loss	—	—
Unrecognized prior service cost	—	—

Net (liability) asset recognized	$(73,003)	$74,665

Prepaid benefit cost	$—	$74,665
Noncurrent liability	(73,003)	—

Net (liability) asset recognized	$(73,003)	$74,665

Accumulated other comprehensive income, excluding income taxes
Net loss (gain)	$122,569	$(19,602)
Less prior service cost	2,027	2,237

Accumulated other comprehensive income, excluding income taxes	$124,596	$(17,365)

As shown in the following table, at December 31, 2008, the projected benefit obligation and the accumulated benefit obligation exceeded the fair value of the plan assets:

Projected benefit obligation, end of year	$360,021

Accumulated benefit obligation, end of year	287,200

Fair value of plan assets, end of year	287,018

At December 31, 2007, the fair value of plan assets exceeded both the projected benefit obligation and the accumulated benefit obligation.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Cash Flows

During 2009, BancShares anticipates making contributions to the pension plan totaling $25,000. Following are estimated payments to pension plan participants in the indicated periods:

Projected Benefit payments
2009	$11,939
2010	12,941
2011	14,139
2012	15,429
2013	16,663
2014-2018	107,700

Net Periodic Cost

The following table shows the components of periodic benefit cost related to the pension plan for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
Service cost	$11,750	$14,428	$14,408
Interest cost	20,384	18,388	16,598
Expected return on assets	(27,606)	(25,716)	(22,776)
Amortization of prior service cost	210	266	231
Amortization of net actuarial loss	970	1,902	2,924

Total net periodic benefit cost	5,708	9,268	11,385
Curtailment cost	—	763	—

Total net periodic benefit cost	$5,708	$10,031	$11,385

The assumptions that will be used to determine the net periodic benefit cost for 2009 and the assumptions used to calculate net periodic benefit cost the years ended December 31, 2008, 2007 and 2006 are as follows:

	2009	2008	2007	2006
Discount rate	6.00%	6.25%	5.75%	5.50%
Rate of compensation increase	4.50%	4.25%	4.25%	4.25%
Expected return on plan assets	8.00%	8.50%	8.50%	8.50%

401(k) Savings Plans

Certain employees are also eligible to participate in a 401(k) savings plan after 31 days of service through deferral of portions of their salary. Based on the employee’s contribution, BancShares matches up to 75 percent of the employee contribution. BancShares made participating contributions of $8,229, $6,863 and $6,381 during 2008, 2007 and 2006, respectively.

At the end of 2007, current employees were given the option to participate in the defined benefit plan or elect to join an enhanced 401(k) savings plan. In addition to the employer match of the employee contributions, the enhanced 401(k) savings plan provides a guaranteed contribution to plan participants if they remain employed at the end of each calendar year. Employees electing to participate in the enhanced 401(k) savings plan and newly-hired employees were enrolled in the enhanced 401(k) savings plan beginning January 1, 2008. Employees who elected to enroll in the enhanced 401(k) savings plan discontinued the accrual of additional years of service under the defined benefit plan after January 1, 2008.

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

The following table provides the accrued liability as of December 31, 2008 and 2007 and the changes in the accrued liability during the years then ended:

	Year Ended December 31,
	2008	2007
Present value of accrued liability as of January 1	$17,928	$17,358
Benefit expense	4,164	1,491
Benefits paid	(1,388)	(725)
Benefits forfeited	—	(213)
Interest cost	1,410	17

Present value of accrued liability as of December 31	$22,114	$17,928

Discount rate at December 31	6.00%	6.25%

NOTE K—NONINTEREST EXPENSE

Other noninterest expense for the years ended December 31 included the following:

	2008	2007	2006
Cardholder and merchant processing	$42,071	$41,882	$37,286
Telecommunications	12,061	10,501	9,844
Postage	10,427	9,614	8,926
Cardholder reward programs	9,323	12,529	9,228
Processing fees paid to third parties	8,985	7,004	5,845
Advertising	8,098	7,499	7,212
Legal	6,308	6,410	5,244
Courier service	5,562	5,401	6,624
Other	66,943	63,894	57,308

Total other noninterest expense	$169,778	$164,734	$147,517

NOTE L—INCOME TAXES

At December 31, income tax expense consisted of the following:

	2008	2007	2006
Current tax expense
Federal	$51,121	$53,794	$62,389
State	5,806	3,546	6,372

Total current tax expense	56,927	57,340	68,761

Deferred tax expense (benefit)
Federal	(8,111)	941	(146)
State	(270)	656	840

Total deferred tax expense (benefit)	(8,381)	1,597	694

Total income tax expense	$48,546	$58,937	$69,455

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent to pretax income as a result of the following:

	2008	2007	2006
Income taxes at statutory rates	$48,861	$58,644	$68,581
Increase (reduction) in income taxes resulting from:
Nontaxable income on loans, leases and investments, net of nondeductible expenses	(1,468)	(1,419)	(1,053)
State and local income taxes, including change in valuation allowance, net of federal income tax benefit	3,598	2,731	4,688
Tax credits	(2,342)	(1,771)	(1,645)
Other, net	(103)	752	(1,116)

Total income tax expense	$48,546	$58,937	$69,455

The net deferred tax asset included the following components at December 31:

	2008	2007
Allowance for loan and lease losses	$63,174	$54,399
Executive separation from service agreements	8,721	7,064
Pension liability (asset)	28,395	(29,418)
State operating loss carryforward	2,039	1,258
Unrealized loss on cash flow hedge	4,212	2,114
Other	10,176	8,654

Gross deferred tax asset	116,717	44,071
Less valuation allowance	2,594	776

Deferred tax asset	114,123	43,295

Accelerated depreciation	6,216	2,480
Lease financing activities	11,717	11,357
Net unrealized gains (losses) included in comprehensive income	29,108	21,378
Net deferred loan fees and costs	5,864	5,640
Intangible asset	10,878	9,460

Deferred tax liability	63,783	50,315

Net deferred tax (liability) asset	$50,340	$(7,020)

The valuation allowance necessary to reduce BancShares’ gross state deferred tax asset to the amount that is more likely than not to be realized was $2,594 and $776 at December 31, 2008 and 2007, respectively.

With few exceptions, BancShares and its subsidiaries are no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2005.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Pursuant to the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48), the following table reconciles the beginning and ending amount of unrecognized income tax benefits. Unrecognized state tax benefits are not adjusted for the impact of federal taxes.

	2008	2007
Unrecognized tax benefits at beginning of year	$11,340	$10,068
Additions based on tax positions related to current year	2,456	2,586
Additions based on tax positions related to prior years	1,489	2,792
Reductions based on lapse of statute	(4,811)	(4,106)
Settlements	—	—

Unrecognized tax benefits at end of year	$10,474	$11,340

At December 31, 2008 and 2007, unrecognized tax benefits includes $8,775 and $9,761, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Additions based on tax positions related to prior years primarily relates to interest. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The total amount of unrecognized income tax benefits as of December 31, 2008 and December 31, 2007 that, if recognized, would affect the effective tax rate is $1,699 and $1,579 (net of the federal benefit on state tax issues) respectively.

BancShares recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Accrued interest and penalties on unrecognized income tax benefits totaled $588 and $800 as of December 31, 2008 and December 31, 2007 respectively.

NOTE M—TRANSACTIONS WITH RELATED PERSONS

BancShares, FCB and ISB have had, and expect to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (Related Persons). An analysis of changes in the aggregate amounts of loans to Related Persons for the year ended December 31, 2008 is as follows:

Balance at beginning of year	$38,180
New loans	8,682
Repayments	13,735

Balance at end of year	$33,127

In addition to these outstanding loan balances there is $18,976 available to Related Persons in unfunded loan commitments.

BancShares provides processing and operational services to other financial institutions. Certain of these institutions are deemed to be Related Persons since significant shareholders of BancShares are also deemed to be significant shareholders of the other banks. During 2008, 2007 and 2006, BancShares received $31,763, $29,234 and $26,057, respectively, for services rendered to these Related Persons, substantially all of which is included in fees from processing services and relates to data processing services. The amount recorded from the largest individual institution totaled $19,564, $17,960 and $16,914 for 2008, 2007 and 2006, respectively.

Other expense includes $3,499, $3,773 and $4,376 in legal expense incurred during 2008, 2007 and 2006, respectively, for the firm that serves as BancShares’ general counsel. The senior attorney of that firm is a Related Person since he is member of BancShares’ board of directors.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Investment securities available for sale includes an investment in a financial institution controlled by Related Persons. This investment had a carrying value of $12,759 and $23,788 at December 31, 2008 and 2007, respectively. For each period, the investment had a cost of $508. Short-term borrowings include $0 and $13,700 in federal funds purchased from financial institutions controlled by Related Persons at December 31, 2008 and 2007.

NOTE N—BUSINESS COMBINATIONS

On January 1, 2007, BancShares completed the sale of American Guaranty Insurance Company and Triangle Life Insurance Company. During the fourth quarter of 2006, BancShares completed the sale of the principal assets of T-TECH, Inc. (T-TECH). T-TECH provided payment processing services to third parties. T-TECH was subsequently dissolved.

The following table provides information regarding the single branch sale that occurred during the three-year period ended December 31, 2008:

Year	Transaction	Assets[1]	Deposits
2006	Sale of one branch by First Citizens Bank	$(278)	$(20,553)

[1]	Excludes the transfer of cash and recognition of goodwill and intangible assets

There were no branch purchases during the three-year period ended December 31, 2008.

The pro forma impact of the divestitures as though they had been made at the beginning of the periods presented is not material to BancShares’ consolidated financial statements.

NOTE O—GOODWILL AND INTANGIBLE ASSETS

There was no goodwill activity during 2008 and 2007. Goodwill totaled $102,625 at December 31, 2008 and 2007 with no impairment charges for the years ended December 31, 2008, 2007 and 2006.

The following information relates to other intangible assets, all of which are being amortized over their estimated useful lives:

	2008	2007
Balance, January 1	$5,858	$8,000
Amortization	(2,048)	(2,142)

Balance, December 31	$3,810	$5,858

Based on current estimated useful lives and current carrying values, BancShares anticipates amortization expense for intangible assets in subsequent periods will be:

2009	1,657
2010	1,534
2011	248
2012	202
2013	169

$3,810

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

Based on the most recent notifications from its regulators, FCB and ISB are well-capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2008 BancShares, FCB and ISB met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect FCB’s and ISB’s well-capitalized status.

Following is an analysis of capital ratios for BancShares, FCB and ISB as of December 31, 2008 and 2007.

	December 31, 2008			December 31, 2007
	Amount	Ratio	Requirement for Well-Capitalized	Amount	Ratio	Requirement for Well-Capitalized

BancShares
Tier 1 capital	$1,649,675	13.20%	6.00%	$1,557,190	13.02%	6.00%
Total capital	1,935,993	15.49	10.00	1,836,763	15.36	10.00
Leverage capital	1,649,675	9.88	5.00	1,557,190	9.63	5.00

FCB
Tier 1 capital	1,262,950	12.62	6.00	1,188,599	12.23	6.00
Total capital	1,513,045	15.12	10.00	1,433,069	14.75	10.00
Leverage capital	1,262,950	9.17	5.00	1,188,599	8.81	5.00

ISB
Tier 1 capital	273,637	11.55	6.00	261,500	11.94	6.00
Total capital	311,887	13.16	10.00	286,301	13.07	10.00
Leverage capital	273,637	10.71	5.00	261,500	11.21	5.00

The Board of Directors of FCB may declare a dividend on a portion of its undivided profits as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, without prior regulatory approval. As of December 31, 2008, the amount was $1,028,310. However, to preserve its well-capitalized status, the maximum amount of the dividend was limited to $512,428. Dividends declared by FCB amounted to $54,788 in 2008, $43,830 in 2007 and $39,952 in 2006

BancShares and its banking subsidiaries are subject to various requirements imposed by state and federal banking statutes and regulations, including regulations requiring the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of vault cash. For 2008 the requirements averaged $142,337 for FCB and $8,985 for ISB.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit-risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment. At December 31, 2008 and 2007, BancShares had unused commitments totaling $5,168,588 and $4,972,515 respectively.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At December 31, 2008 and 2007, BancShares had standby letters of credit amounting to $77,475 and $51,696, respectively.

As previously reported, on February 24, 2006, DataTreasury Corporation (“DataTreasury”) filed a lawsuit in the United States District Court for the Eastern District of Texas against 54 defendants, including BancShares and FCB and a number of other large financial institutions, alleging that the defendants were infringing six patents related to check processing that DataTreasury claimed to own. DataTreasury alleged that BancShares and FCB had infringed four of the six patents and sought to recover damages, including royalty payment for checks processed since February 2000 and in the future. The lawsuit was resolved on February 10, 2009, as between DataTreasury, BancShares and FCB through our acquisition of a license from DataTreasury.

On May 24, 2004, FCB filed a lawsuit in the Circuit Court of Greenbrier County, West Virginia against a customer alleging default under a master lease on a piece of equipment, eight promissory notes and two leases. The borrower asserted a counterclaim against FCB alleging breach of lease, breach of fiduciary duty, breach of duty of good faith and fair dealing, and tortuous interference with contractual relations. At trial, a jury returned a verdict against FCB and awarded a $4,125 judgment in favor of FCB’s customer. If the jury verdict stands, the customer will be entitled to pre-judgment interest of approximately $1,000 and post-judgment interest at a rate of 8.25 percent. FCB filed a motion to set aside the judgment or, in the alternative, for a new trial, but the Court denied FCB’s motion. FCB is appealing the Court’s action to the West Virginia Supreme Court of Appeals. Upon the posting of an acceptable bond, execution on the judgment will be stayed pending the outcome of the appeal. FCB strenuously denies liability and is vigorously pursuing appeal of the jury’s award.

BancShares and various subsidiaries have been named as defendants in various legal other actions arising from their normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on BancShares’ consolidated financial statements.

NOTE R—SEGMENT DISCLOSURES

BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and ISB. Although FCB and ISB offer similar products and services to customers, each entity operates in distinct geographic markets and has separate management groups. Additionally, the financial results and trends of ISB reflect the de novo nature of its growth.

FCB is a mature banking institution that operates from a single charter from its branch network in North Carolina, Virginia, West Virginia, Maryland and Tennessee. ISB began operations in 1997 and operates from a thrift charter in Florida, Georgia, Texas, New Mexico, Arizona, California, Oregon, Washington, Colorado, Oklahoma, Missouri and Kansas. ISB’s significance to BancShares’ consolidated financial results continues to grow.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The adjustments in the accompanying tables represent the elimination of the impact of certain intercompany transactions. The adjustments for interest income and interest expense neutralize the earnings and cost of intercompany borrowings. The adjustments to noninterest income and noninterest expense reflect the elimination of management fees and other service fees paid from one company to another within BancShares’ consolidated group.

The following table provides selected financial information for BancShares’ reportable business segments:

	2008
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$141,061	$663,612	$23,214	$827,887	$(13,171)	$814,716
Interest expense	73,560	221,753	32,803	328,116	(13,171)	314,945

Net interest income (expense)	67,501	441,859	(9,589)	499,771	—	499,771
Provision for credit losses	36,208	29,597	—	65,805	—	65,805

Net interest income (expense) after provision for credit losses	31,293	412,262	(9,589)	433,966	—	433,966
Noninterst income	12,197	310,012	610	322,819	(10,700)	312,119
Noninterest expense	87,632	527,596	1,953	617,181	(10,700)	606,481

Income (loss) before income taxes	(44,142)	194,678	(10,932)	139,604	—	139,604
Income taxes	(15,234)	67,588	(3,808)	48,546	—	48,546

Net income (loss)	$(28,908)	$127,090	$(7,124)	$91,058	$—	$91,058

At December 31, 2008
Total assets	$2,563,950	$13,879,815	$2,174,079	$18,617,844	$(1,872,182)	$16,745,662
Loans and leases	2,220,507	9,498,778	—	11,719,285	—	11,719,285
Allowance for loan and lease losses	37,335	120,234	—	157,569	—	157,569
Deposits	1,970,795	11,782,062	—	13,752,857	(39,094)	13,713,763

	2007
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$141,071	$752,383	$44,884	$938,338	$(34,282)	$904,056
Interest expense	77,257	322,374	58,365	457,996	(34,282)	423,714

Net interest income (expense)	63,814	430,009	(13,481)	480,342	—	480,342
Provision for credit losses	9,034	24,560	—	33,594	—	33,594

Net interest income (expense) after provision for credit losses	54,780	405,449	(13,481)	446,748	—	446,748
Noninterst income	13,509	291,496	421	305,426	(9,956)	295,470
Noninterest expense	79,933	504,173	514	584,620	(9,956)	574,664

Income (loss) before income taxes	(11,644)	192,772	(13,574)	167,554	—	167,554
Income taxes	(3,935)	67,579	(4,707)	58,937	—	58,937

Net income (loss)	$(7,709)	$125,193	$(8,867)	$108,617	$—	$108,617

At December 31, 2007
Total assets	$2,341,223	$13,582,263	$2,595,256	$18,518,742	$(2,306,635)	$16,212,107
Loans and leases	2,071,681	8,892,223	—	10,963,904	—	10,963,904
Allowance for loan and lease losses	23,648	113,326	—	136,974	—	136,974
Deposits	1,856,927	11,129,545	—	12,986,472	(57,928)	12,928,544

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

NOTE S—FIRST CITIZENS BANCSHARES, INC. (PARENT COMPANY)

First Citizens BancShares, Inc.’s principal assets are its investments in and receivables from its subsidiaries. Its sources of income are dividends and interest income. The Parent Company’s condensed balance sheets as of December 31, 2008 and 2007, and the related condensed statements of income and cash flows for the years ended December 31, 2008, 2007 and 2006 are as follows:

CONDENSED BALANCE SHEETS

	December 31
	2008	2007
Assets
Cash	$10,280	$28,364
Investment securities	265,190	315,490
Investment in subsidiaries	1,648,360	1,625,072
Due from subsidiaries	227,200	641,643
Other assets	60,823	46,753

Total assets	$2,211,853	$2,657,322

Liabilities and Shareholders’ Equity
Short-term borrowings	$472,573	$923,424
Long-term obligations	273,197	273,197
Other liabilities	22,708	19,493
Shareholders’ equity	1,443,375	1,441,208

Total liabilities and shareholders’ equity	$2,211,853	$2,657,322

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31
	2008	2007	2006
Interest income	$23,214	$44,884	$31,109
Interest expense	32,908	58,610	53,679

Net interest expense	(9,694)	(13,726)	(22,570)
Dividends from subsidiaries	54,788	43,830	44,952
Other income (loss)	610	421	(175)
Other operating expense	3,422	2,084	1,670

Income before income tax benefit and equity in undistributed net income of subsidiaries	42,282	28,441	20,537
Income tax benefit	(4,420)	(5,414)	(8,570)

Income before equity in undistributed net income of subsidiaries	46,702	33,855	29,107
Equity in undistributed net income of subsidiaries	44,356	74,762	97,384

Net income	$91,058	$108,617	$126,491

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$91,058	$108,617	$126,491
Adjustments
Undistributed net income of subsidiaries	(44,356)	(74,762)	(97,384)
Net amortization of premiums and discounts	(246)	(247)	308
Securities gains	(103)	—	(328)
Change in other assets	(12,830)	11,149	5,762
Change in other liabilities	3,215	1,695	6,518

Net cash provided by operating activities	36,738	46,452	41,367

INVESTING ACTIVITIES
Net change in due from subsidiaries	414,443	(78,198)	(132,618)
Purchases of investment securities	(90,918)	(149,906)	(161,655)
Maturities of investment securities	129,731	53,696	70,585
Investment in subsidiaries	(45,750)	(24,000)	(36,404)

Net cash provided (used) by investing activities	407,506	(198,408)	(260,092)

FINANCING ACTIVITIES
Net change in short-term borrowings	(450,851)	182,395	220,444
Origination of long-term obligations	—	—	118,557
Redemption of long-term obligations	—	—	(103,093)
Cash dividends paid	(11,477)	(11,478)	(11,478)

Net cash provided (used) by financing activities	(462,328)	170,917	224,430

Net change in cash	(18,084)	18,961	5,705
Cash balance at beginning of year	28,364	9,403	3,698

Cash balance at end of year	$10,280	$28,364	$9,403

Cash payments for
Interest	$32,457	$58,159	$54,214
Income taxes	69,506	57,765	61,795

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2009

FIRST CITIZENS BANCSHARES, INC. (Registrant)

/S/    FRANK B. HOLDING, JR.*

Frank B. Holding, Jr.

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on February 27, 2009.

Signature	Title	Date

/s/ FRANK B. HOLDING, JR. * Frank B. Holding, Jr.	Chairman	February 27, 2009

/s/ FRANK B. HOLDING * Frank B. Holding	Executive Vice Chairman	February 27, 2009

/S/ KENNETH A. BLACK Kenneth A. Black	Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	February 27, 2009

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	February 27, 2009

/s/ CARMEN HOLDING AMES * Carmen Holding Ames	Director	February 27, 2009

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	February 27, 2009

/s/ GEORGE H. BROADRICK * George H. Broadrick	Director	February 27, 2009

/s/ HOPE HOLDING CONNELL * Hope Holding Connell	Director	February 27, 2009

/s/ HUBERT M. CRAIG, III * Hubert M. Craig, III	Director	February 27, 2009

/s/ H. LEE DURHAM, JR. * H. Lee Durham, Jr.	Director	February 27, 2009

/s/ LEWIS M. FETTERMAN * Lewis M. Fetterman	Director	February 27, 2009

/s/ DANIEL L. HEAVNER * Daniel L. Heavner	Director	February 27, 2009

/s/ LUCIUS S. JONES * Lucius S. Jones	Director	February 27, 2009

/s/ ROBERT E. MASON, IV * Robert E. Mason, IV	Director	February 27, 2009

Signature	Title	Date

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	February 27, 2009

/s/ LEWIS T. NUNNELEE, II * Lewis T. Nunnelee, II	Director	February 27, 2009

/s/ JAMES M. PARKER * James M. Parker	Director	February 27, 2009

/s/ RALPH K. SHELTON * Ralph K. Shelton	Director	February 27, 2009

/s/ R. C. SOLES, JR. * R. C. Soles, Jr.	Director	February 27, 2009

/s/ DAVID L. WARD, JR * David L. Ward, Jr.	Director	February 27, 2009

*	Kenneth A. Black hereby signs this Annual Report on Form 10-K on February 27, 2009, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/S/ KENNETH A. BLACK
Kenneth A. Black As Attorney-In-Fact

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1992)
3.2	Bylaws of the Registrant, as amended (incorporated by reference from Registrant’s Form 8-K dated January 25, 2008)
4.1	Specimen of Registrant’s Class A Common Stock certificate (filed herewith)
4.2	Specimen of Registrant’s Class B Common Stock certificate (filed herewith)
4.3	Amended and Restated Trust Agreement of FCB/NC Capital Trust I (incorporated by reference from Registration No. 333-59039)
4.4	Form of Guarantee Agreement (incorporated by reference from Registration No. 333-59039)
4.5	Junior Subordinated Indenture dated March 5, 1998 between Registrant and Bankers Trust Company, as Debenture Trustee (incorporated by reference from Registration No. 333-59039)
4.6	Indenture dated June 1, 2005 between Registrant’s subsidiary First-Citizens Bank & Trust Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Registrant’s 8-K dated
June 1, 2005)
4.7	First Supplemental Indenture dated June 1, 2005 between Registrant’s subsidiary First-Citizens Bank & Trust Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Registrant’s Form 8-K dated June 1, 2005)
4.8	Amended and Restated Trust Agreement of FCB/NC Capital Trust III (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)
4.9	Guarantee Agreement relating to Registrant’s guarantee of the capital securities of FCB/NC Capital Trust III (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)
4.10	Junior Subordinated Debenture dated May 18, 2006 between Registrant and Wilmington Trust Company, as Debenture Trustee (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)
10.1	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Lewis R. Holding (incorporated by reference from Registrant’s Form 8-K filed February 6, 2009 for an event on February 3, 2009)
10.2	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 28, 2007 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Frank B. Holding (incorporated by reference from Registrant’s Form 8-K filed February 6, 2009 for an event on February 3, 2009)
10.3	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and James B. Hyler, Jr. (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2007)
10.4

Retirement Agreement and Release dated February 1, 2008 between Registrant’s subsidiary First-Citizens Bank & Trust Company and James B. Hyler, Jr. (incorporated by reference from Registrant’s Form 10-Q for the quarter ended March 31, 2008)

10.5	Offer of employment by Registrant’s Subsidiary First-Citizens Bank & Trust Company to Carol B. Yochem dated August 3, 2005 (incorporated by reference to Registrant’s 2006 Form 10-K)
10.6	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007, between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Carol B. Yochem (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007)
10.7	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007, between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Kenneth A. Black (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007)
10.8	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Frank B. Holding, Jr. (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10.9	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Hope Holding Connell (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007)
10.10	Consultation Agreement dated July 24, 2006, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (incorporated by reference to Registrant’s 2006 Form 10-K)
10.11	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007, between Registrant’s Subsidiary IronStone Bank and James M. Parker (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2007)
10.12	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary IronStone Bank and James M. Parker (filed herewith)
10.13	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary IronStone Bank and James M. Parker (incorporated by reference from Registrant’s Form 8-K filed February 6, 2009 for an event on February 4, 2009)
10.14	Article IV Section 4.1.d of the Agreement and Plan of Reorganization and Merger by and among First Investors Savings Bank, Inc., SSB, First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page II-38 of Registrant’s S-4 Registration Statement filed with the SEC on December 19, 1994 (Registration No. 33-84514)
21	Subsidiaries of the Registrant (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)
99.1	Proxy Statement for Registrant’s 2009 Annual Meeting (separately filed)

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO

KENNETH A. BLACK, CHIEF FINANCIAL OFFICER OF FIRST CITIZENS BANCSHARES, INC.