Form 10-Q
period 2009-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2009-05-08
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-16715

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files)

Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of ‘accelerated filer’ and ‘large accelerated filer’ in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Class A Common Stock—$1 Par Value—8,756,778 shares

Class B Common Stock—$1 Par Value—1,677,675 shares

(Number of shares outstanding, by class, as of May 8, 2009)

PART I

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets

First Citizens BancShares, Inc. and Subsidiaries

	March 31* 2009	December 31# 2008	March 31* 2008
	(thousands, except share data)
Assets
Cash and due from banks	$471,799	$593,375	$734,581
Overnight investments	760,628	174,616	803,500
Investment securities available for sale	3,319,025	3,219,980	3,159,758
Investment securities held to maturity	5,745	5,873	7,189
Loans and leases	11,621,334	11,719,285	11,029,937
Less allowance for loan and lease losses	161,572	157,569	141,591

Net loans and leases	11,459,762	11,561,716	10,888,346
Premises and equipment	811,872	798,909	773,658
Income earned not collected	69,199	72,029	77,967
Goodwill	102,625	102,625	102,625
Other intangible assets	3,423	3,810	5,343
Other assets	210,187	212,729	193,551

Total assets	$17,214,265	$16,745,662	$16,746,518

Liabilities
Deposits:
Noninterest-bearing	$2,777,067	$2,652,898	$2,540,340
Interest-bearing	11,452,481	11,060,865	10,686,651

Total deposits	14,229,548	13,713,763	13,226,991
Short-term borrowings	641,912	647,028	1,270,813
Long-term obligations	733,056	733,132	609,335
Other liabilities	173,472	208,364	153,345

Total liabilities	15,777,988	15,302,287	15,260,484
Shareholders’ Equity
Common stock:
Class A - $1 par value (8,756,778 shares issued for all periods)	8,757	8,757	8,757
Class B - $1 par value (1,677,675 shares issued for all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,331,587	1,326,054	1,275,989
Accumulated other comprehensive income (loss)	(49,511)	(36,880)	55,844

Total shareholders’ equity	1,436,277	1,443,375	1,486,034

Total liabilities and shareholders’ equity	$17,214,265	$16,745,662	$16,746,518

*	Unaudited

#	Derived from the 2008 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

First Citizens BancShares, Inc. and Subsidiaries

	Three Months Ended March 31
	2009	2008
	(thousands, except share and per share data)
Interest income
Loans and leases	$156,584	$177,164
Investment securities:
U. S. Government	21,159	34,227
Mortgage backed securities	1,148	1,106
Corporate bonds	278	—
State, county and municipal	51	53
Other	207	274

Total investment securities interest and dividend income	22,843	35,660
Overnight investments	225	4,081

Total interest income	179,652	216,905
Interest expense
Deposits	52,946	79,259
Short-term borrowings	1,321	8,181
Long-term obligations	9,580	7,386

Total interest expense	63,847	94,826

Net interest income	115,805	122,079
Provision for credit losses	18,723	10,118

Net interest income after provision for credit losses	97,082	111,961
Noninterest income
Cardholder and merchant services	21,492	23,050
Service charges on deposit accounts	17,851	19,981
Wealth management services	10,772	13,182
Fees from processing services	9,401	8,804
Securities gains	—	8,051
Other service charges and fees	4,349	4,090
Mortgage income	3,452	1,990
Insurance commissions	2,470	2,481
ATM income	1,729	1,659
Other	25	878

Total noninterest income	71,541	84,166
Noninterest expense
Salaries and wages	65,546	62,785
Employee benefits	17,319	18,183
Occupancy expense	15,406	15,349
Equipment expense	14,723	13,960
Other	43,348	35,364

Total noninterest expense	156,342	145,641

Income before income taxes	12,281	50,486
Income taxes	3,618	18,101

Net income	$8,663	$32,385

Average shares outstanding	10,434,453	10,434,453
Net income per share	$0.83	$3.10

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands, except share data)
Balance at December 31, 2007	$8,757	$1,678	$143,766	$1,246,473	$40,534	$1,441,208
Comprehensive income:
Net income	—	—	—	32,385	—	32,385
Unrealized securities gains arising during period, net of $10,551 deferred tax	—	—	—	—	17,501	17,501
Change in unrecognized loss on cash flow hedge, net of $1,429 deferred tax benefit	—	—	—	—	(2,191)	(2,191)

Total comprehensive income						47,695

Cash dividends	—	—	—	(2,869)	—	(2,869)

Balance at March 31, 2008	$8,757	$1,678	$143,766	$1,275,989	$55,844	$1,486,034

Balance at December 31, 2008	$8,757	$1,678	$143,766	$1,326,054	$(36,880)	$1,443,375
Comprehensive loss:
Net income	—	—	—	8,663	—	8,663
Unrealized securities losses arising during period, net of $8,430 deferred tax benefit	—	—	—	—	(13,013)	(13,013)
Change in unrecognized loss on cash flow hedge, net of $249 deferred tax	—	—	—	—	382	382

Total comprehensive loss						(3,968)

Cash dividends	—	—	—	(3,130)	—	(3,130)

Balance at March 31, 2009	$8,757	$1,678	$143,766	$1,331,587	$(49,511)	$1,436,277

At March 31, 2009, Accumulated Other Comprehensive Income includes $32,378 in unrealized gains on investment securities available for sale, $75,815 in pension obligations recognized under FASB Statement No. 158, and an unrealized loss of $6,074 on a cash flow hedge.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	Three months ended March 31,
	2009	2008
	(thousands)
OPERATING ACTIVITIES
Net income	$8,663	$32,385
Adjustments to reconcile net income to cash (used) provided by operating activities:
Amortization of intangibles	481	515
Provision for credit losses	18,723	10,118
Deferred tax (benefit) expense	6,985	(5,866)
Change in current taxes payable	(2,465)	29,742
Depreciation	13,634	13,306
Change in accrued interest payable	1,962	(14,521)
Change in income earned not collected	2,830	1,376
Securities gains	—	(8,051)
Origination of loans held for sale	(232,086)	(153,883)
Proceeds from sale of loans	177,480	127,682
Loss (gain) on sale of loans	(250)	(244)
Net amortization of premiums and discounts	7,763	(388)
Net change in other assets	3,644	(14,792)
Net change in other liabilities	(34,506)	1,625

Net cash (used) provided by operating activities	(27,142)	19,004

INVESTING ACTIVITIES
Net change in loans outstanding	138,834	(44,886)
Purchases of investment securities available for sale	(479,176)	(410,582)
Proceeds from maturities of investment securities held to maturity	130	406
Proceeds from maturities of investment securities available for sale	350,924	477,365
Net change in overnight investments	(586,012)	(537,291)
Additions to premises and equipment	(26,597)	(29,270)

Net cash used by investing activities	(601,897)	(544,258)

FINANCING ACTIVITIES
Net change in time deposits	134,249	68,199
Net change in demand and other interest-bearing deposits	381,536	230,248
Net change in short-term borrowings	(5,192)	(34,531)
Origination of long-term obligations	—	205,000
Cash dividends paid	(3,130)	(2,869)

Net cash provided by financing activities	507,463	466,047

Change in cash and due from banks	(121,576)	(59,207)
Cash and due from banks at beginning of period	593,375	793,788

Cash and due from banks at end of period	$471,799	$734,581

CASH PAYMENTS FOR:
Interest	$61,885	$109,347
Income taxes	98	1,583

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities (losses) gains	$(21,443)	$28,052
Unrealized gain (loss) on cash flow hedge	631	(3,620)

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the 2008 First Citizens BancShares, Inc. Form 10-K. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2009. However, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

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

	March 31, 2009
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$32,664	$144,980	$2,176	$179,820	$(168)	$179,652
Interest expense	15,136	43,139	5,740	64,015	(168)	63,847

Net interest income (expense)	17,528	101,841	(3,564)	115,805	—	115,805
Provision for credit losses	9,077	9,646	—	18,723	—	18,723

Net interest income (expense) after provision for credit losses	8,451	92,195	(3,564)	97,082	—	97,082
Noninterest income	3,219	70,920	(1)	74,138	(2,597)	71,541
Noninterest expense	22,126	136,353	460	158,939	(2,597)	156,342

Income (loss) before income taxes	(10,456)	26,762	(4,025)	12,281	—	12,281
Income taxes (benefit)	(3,768)	8,799	(1,413)	3,618	—	3,618

Net income (loss)	$(6,688)	$17,963	$(2,612)	$8,663	$—	$8,663

At March 31, 2009:
Total assets	$2,644,538	$14,406,955	$2,243,432	$19,294,925	$(2,080,660)	$17,214,265
Loans and leases	2,186,644	9,434,690	—	11,621,334	—	11,621,334
Allowance for loan and lease losses	39,840	121,732	—	161,572	—	161,572
Goodwill	793	101,832	—	102,625	—	102,625
Deposits	2,044,261	12,215,539	—	14,259,800	(30,252)	14,229,548

	March 31, 2008
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$35,760	$178,589	$8,410	$222,759	$(5,854)	$216,905
Interest expense	20,002	69,587	11,091	100,680	(5,854)	94,826

Net interest income (expense)	15,758	109,002	(2,681)	122,079	—	122,079
Provision for credit losses	5,716	4,402	—	10,118	—	10,118

Net interest income (expense) after provision for credit losses	10,042	104,600	(2,681)	111,961	—	111,961
Noninterest income	3,272	83,548	(1)	86,819	(2,653)	84,166
Noninterest expense	20,658	127,012	624	148,294	(2,653)	145,641

Income (loss) before income taxes	(7,344)	61,136	(3,306)	50,486	—	50,486
Income taxes (benefit)	(2,763)	22,018	(1,154)	18,101	—	18,101

Net income (loss)	$(4,581)	$39,118	$(2,152)	$32,385	$—	$32,385

At March 31, 2008:
Total assets	$2,661,988	$13,930,381	$2,691,191	$19,283,560	$(2,537,042)	$16,746,518
Loans and leases	2,129,561	8,900,376	—	11,029,937	—	11,029,937
Allowance for loan and lease losses	27,715	113,876	—	141,591	—	141,591
Goodwill	793	101,832	—	102,625	—	102,625
Deposits	2,070,666	11,209,084	—	13,279,750	(52,759)	13,226,991

Note C

Employee Benefits

BancShares recognized pension expense totaling $2,483 and $1,666, respectively, in the three-month periods ended March 31, 2009 and 2008. Pension expense is included as a component of employee benefits expense.

	Three month periods ended March 31,
Components of Net Periodic Benefit Cost	2009	2008
Service cost	$2,613	$5,457
Interest cost	4,283	9,087
Expected return on assets	(5,167)	(12,975)
Amortization of prior service cost	41	97
Amortization of net actuarial loss	713	—

Total net periodic benefit cost	$2,483	$1,666

The increase in pension expense during 2009 resulted from a change in the assumed discount rate used to estimate benefit obligations, a reduction in the expected rate of return on plan assets and an increase in the estimated future rate of salary increases. The assumed discount rate for 2009 is 6.00 percent, the expected long-term rate of return on plan assets is 8.00 percent and the assumed rate of salary increases is 4.50 percent.

During the first quarter of 2009, BancShares contributed $35,000 to the defined benefit plan.

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

Among BancShares’ assets and liabilities, investment securities available for sale and an interest rate swap accounted for as a cash flow hedge are reported at their fair values on a recurring basis. Certain other assets are adjusted to their fair value on a nonrecurring basis, including loans held for sale, which are carried at the lower of cost or market, other real estate and goodwill and other intangible assets, which are periodically tested for impairment. Loans held for investment, deposits, short-term borrowings and long-term obligations are not reported at fair value.

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of March 31, 2009:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
March 31, 2009	(thousands)
Assets measured at fair value
Investment securities available for sale	$3,319,025	$3,216,587	$97,430	$5,008

Liabilities measured at fair value
Cash flow hedge	10,038	—	10,038	—
December 31, 2008
Assets measured at fair value
Investment securities available for sale	3,219,980	3,127,889	86,005	6,086

Liabilities measured at fair value
Cash flow hedge	10,668	—	10,668	—

Prices for US Treasury and Government agency securities are readily available in the active markets in which those securities are traded, and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for mortgage-backed securities and for state, county and municipal securities are obtained using the fair values of similar securities, and the resulting fair values are shown in the ‘Level 2 input’ column. Prices for all other securities, which include a residual interest that was retained from a securitization transaction and other non-marketable investments, are determined based on various assumptions that are not observable. The fair values for these investment securities are shown in the ‘Level 3 input’ column. With respect to the residual interest in the asset securitization, the assumed prepayment speed, discount rate and credit spread are not observable in the market due to illiquidity and the uniqueness of the underlying assets.

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

For those investment securities available for sale with fair values that are determined by reliance on significant unobservable inputs, the following table identifies the factors causing the change in fair value during the first quarters of 2009 and 2008:

	Investment securities available for sale with fair values based on significant unobservable inputs
Description	2009	2008
	(thousands)
Beginning balance, January 1,	$6,086	$9,924
Total gains (losses), realized or unrealized:
Included in earnings	—	—
Included in other comprehensive income	266	411
Purchases, sales, issuances and settlements, net	(1,344)	(1,129)
Transfers in/out of Level 3		—

Ending balance, March 31	$5,008	$9,206

No gains or losses were reported for the three-month periods ended March 31, 2009 and 2008 that relate to fair values estimated based on significant unobservable inputs.

Certain financial assets and financial liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are therefore carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. For financial assets and financial liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of March 31, 2009:

		Fair value measurements at March 31, 2009 using:
Description	Fair value at March 31, 2009	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
Loans held for sale	$124,255	$—	$—	$124,255
Impaired loans	24,219	—	—	24,219

The values of loans held for sale are based on prices observed for similar pools of loans, appraisals provide by third parties and prices determined based on terms of investor purchase commitments. The value of impaired loans is determined by either the collateral value or by the discounted present value of the expected cash flows.

Certain non-financial assets and non-financial liabilities are measured at fair value on a nonrecurring basis. Other assets includes certain foreclosed assets that are measured and reported at fair value using Level 2 inputs for observable market data or, if needed, Level 3 inputs for valuations based on non-observable criteria. During the quarter ended March 31, 2009, foreclosures of other real estate totaled $11.8 million, all of which were valued using Level 2 inputs. In connection with the measurement and initial recognition of foreclosed assets, BancShares recognized charge-offs totaling $6.0 million. No foreclosed assets were remeasured at fair value during the three months ended March 31, 2009.

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

Note E

Contingencies

On May 24, 2004, FCB filed a lawsuit in the Circuit Court of Greenbrier County, West Virginia against a customer alleging default under a master lease on a piece of equipment, eight promissory notes and two leases. The borrower asserted a counterclaim against FCB alleging breach of lease, breach of fiduciary duty, breach of duty of good faith and fair dealing, and tortuous interference with contractual relations. At trial, a jury returned a verdict against FCB and awarded a $4.1 million judgment in favor of FCB’s customer. If the jury verdict stands, the customer will be entitled to pre-judgment interest of approximately $1.0 million and post-judgment interest at a rate of 8.25 percent. FCB filed a motion to set aside the judgment or, in the alternative, for a new trial, but the Court denied FCB’s motion. FCB is appealing the Court’s action to the West Virginia Supreme Court of Appeals. FCB has posted an acceptable bond and execution of the judgment is stayed pending the outcome of the appeal. FCB strenuously denies liability and is vigorously pursuing appeal of the jury’s award.

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

Note F

Derivative Financial Instrument

BancShares has a single financial instrument that is reported as a derivative, an interest rate swap that qualifies as a cash flow hedge under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133.” The fair value of that derivative is included in other liabilities in the consolidated balance sheets and in the net change in other liabilities in the consolidated statements of cash flows.

The interest rate swap converts variable-rate exposure on outstanding debt to a fixed rate. The interest rate swap has a notional amount of $115,000, representing the amount of the trust preferred capital securities issued during 2006, and has a term of five years, ending June 30, 2011. The swap has been designated as a cash flow hedge. The fixed interest cost that BancShares pays is 7.125 percent, while the interest rate swap counterparty pays BancShares a variable rate of 175 basis points above 3-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. Settlement occurs quarterly.

	March 31, 2009		December 31, 2008
	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
Interest rate swap on trust preferred capital securities	$115,000	$10,038	$115,000	$8,974

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swap has been fully effective since its inception. Therefore, changes in the fair value of the interest rate swap have had no impact on net income.

The following table discloses activity in accumulated other comprehensive income related to the interest rate swap during the three-month periods ended March 31, 2009 and 2008.

	2009	2008
Accumulated other comprehensive loss resulting from interest rate swap as of January 1	$(6,456)	$(3,240)
Other comprehensive income (loss) recognized during three-month period ended March 31	382	(2,191)

Accumulated other comprehensive loss resulting from interest rate swap as of January 1	$(6,074)	$(5,431)

Derivative contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. BancShares monitors the credit risk of the interest rate swap counterparty.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2009, the reclassifications have no effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms we, us and BancShares refer to the consolidated financial position and consolidated results of operations for BancShares.

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

Various external factors influence customer demand for our loan, lease and deposit products and ultimately affect the quality of our assets and our profitability. Recessionary economic conditions have caused higher rates of unemployment, and a growing inability for some businesses and consumers to meet their debt service obligations. In addition, real estate demand in many of our markets remains weak, resulting in a decline in real estate values that has adversely affected collateral values for certain of our loans. Further, the current and anticipated instability in alternative investment markets has influenced demand for our deposit and treasury services products.

Economic conditions during 2008 and early 2009 have had a significant impact on virtually all financial institutions in the United States, including BancShares. The widespread non-availability of capital has created significant disruptions, causing financial institutions to curtail growth and in some cases to seek merger partners under distressed conditions. As a result of the inter-connectivity of the global financial markets, the failure and acquisition of troubled entities have created challenges throughout the industry. In addition to the various actions announced by governmental agencies, it is likely that further regulatory actions will arise as the Federal government attempts to provide liquidity, stability and capital to strengthen the financial services sector.

As a result of costs arising from recent and projected failures of insured banks, the reserve level of the Federal Deposit Insurance Corporation’s (FDIC) Deposit Insurance Fund (DIF) has declined to less than the amount mandated by the Federal Deposit Insurance Reform Act of 2005. The FDIC has a legally-imposed duty to adopt a plan to restore the DIF to a specific level, an amount that could require the payment of a material assessment by all insured banks. It is unclear at this time if or when such an assessment will be payable or whether alternative sources of funding will be found.

Financial Summary

	2009	2008
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(thousands, except share data and ratios)
Summary of Operations
Interest income	$179,652	$195,366	$199,080	$202,000	$216,905
Interest expense	63,847	71,211	71,761	77,147	94,826

Net interest income	115,805	124,155	127,319	124,853	122,079
Provision for credit losses	18,723	22,142	20,195	13,350	10,118

Net interest income after provision for credit losses	97,082	102,013	107,124	111,503	111,961
Noninterest income	71,541	72,182	77,536	79,600	84,166
Noninterest expense	156,342	155,800	155,559	149,481	145,641

Income before income taxes	12,281	18,395	29,101	41,622	50,486
Income taxes	3,618	5,502	9,547	15,396	18,101

Net income	$8,663	$12,893	$19,554	$26,226	$32,385

Net interest income-taxable equivalent	$117,225	$125,779	$128,872	$126,568	$123,932

Per Share of Stock
Net income	$0.83	$1.24	$1.87	$2.51	$3.10
Cash dividends	0.300	0.275	0.275	0.275	0.275
Market price at period end (Class A)	131.80	152.80	179.00	139.49	139.35
Book value at period end	137.65	138.33	144.17	142.54	142.42
Tangible book value at period end	127.48	128.13	133.92	132.24	132.07

Selected Quarterly Averages
Total assets	$16,945,383	$16,741,696	$16,377,570	$16,396,288	$16,307,994
Investment securities	3,246,898	3,147,906	2,956,398	3,197,849	3,144,446
Loans and leases	11,659,873	11,665,522	11,440,563	11,154,400	10,961,706
Interest-earning assets	15,373,382	15,247,645	14,772,491	14,801,252	14,651,951
Deposits	13,897,701	13,544,762	13,003,821	12,969,423	12,905,651
Interest-bearing liabilities	12,596,452	12,471,757	12,187,085	12,281,649	12,309,132
Long-term obligations	733,087	730,360	613,046	609,301	475,732
Shareholders’ equity	$1,438,109	$1,497,619	$1,496,573	$1,484,143	$1,466,411
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Selected Quarter-End Balances
Total assets	$17,214,265	$16,745,662	$16,665,605	$16,422,674	$16,746,518
Investment securities	3,324,770	3,225,853	2,935,593	2,973,253	3,166,947
Loans and leases	11,621,334	11,719,285	11,627,635	11,313,155	11,029,937
Interest-earning assets	15,706,732	15,119,754	14,891,934	14,681,858	15,000,384
Deposits	14,229,548	13,713,763	13,372,468	13,075,411	13,226,991
Interest-bearing liabilities	12,827,449	12,441,025	12,383,450	12,147,269	12,566,799
Long-term obligations	733,056	733,132	649,214	609,277	609,335
Shareholders’ equity	$1,436,277	$1,443,375	$1,504,334	$1,487,282	$1,486,034
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Selected Ratios and other data
Rate of return on average assets (annualized)	0.21%	0.31%	0.64%	0.64%	0.80%
Rate of return on average shareholders’ equity (annualized)	2.44	3.43	7.11	7.11	8.88
Net yield on interest-earning assets (taxable equivalent)	3.09	3.28	3.47	3.44	3.40
Allowance for loan and lease losses to total loans and leases at period end	1.39	1.34	1.32	1.28	1.28
Nonperforming assets to loans and leases plus other real estate at period end	0.85	0.61	0.53	0.42	0.39
Tier 1 risk-based capital ratio	13.29	13.20	13.01	13.14	13.12
Total risk-based capital ratio	15.57	15.49	15.33	15.48	15.47
Leverage capital ratio	9.83	9.88	10.01	9.89	9.80
Dividend payout ratio	36.14	22.18	14.71	10.96	8.87
Average loans and leases to average deposits	83.90	86.13	87.98	86.01	84.94

In addition to the various regulatory efforts to stabilize the economic turbulence during 2008, ongoing management of monetary policy and interest rates by the Federal Reserve has significantly impacted the pricing of and demand for loan, deposit and treasury services products. During the fourth quarter of 2008, the Federal Reserve dropped the federal funds rate to near zero percent. The impact of these lower rates has had a significant adverse impact on our net interest income during 2009.

Financial institutions have typically focused their strategic and operating emphasis on maximizing profitability, and therefore have measured their relative success by reference to profitability measures such as return on average assets or return on average shareholders’ equity. BancShares’ return on average assets and return on average equity have historically compared unfavorably to the returns of similar-sized financial holding companies. We have consistently placed primary strategic emphasis upon balance sheet liquidity, asset quality and capital conservation, even when those priorities may be detrimental to short-term profitability. While we have not been immune from adverse influences arising from economic weaknesses and financial market disruptions, our long-standing focus on balance sheet strength has continued to serve us well.

Once economic conditions begin to improve, we believe that we will be positioned to resume favorable growth and profitability trends. We operate in diverse geographic markets and can increase our business volumes and profitability by offering competitive products and superior customer service. We continue to concentrate our marketing efforts on business owners, medical and other professionals and financially-active individuals. We seek to increase fee income in areas such as wealth management, cardholder and merchant services, insurance and treasury services. Leveraging on our investments in technology, we also focus on opportunities to generate income by providing various processing services to other banks.

PERFORMANCE SUMMARY

BancShares’ consolidated net income during the first quarter of 2009 equaled $8.7 million, a significant reduction from the $32.4 million earned during the corresponding period of 2008. The annualized return on average assets amounted to 0.21 percent during the first quarter of 2009, compared to 0.80 percent during the same period of 2008. The annualized return on average equity was 2.44 percent during 2009, down from the 8.88 percent recorded in 2008. Net income per share during the first quarter of 2009 totaled $0.83, compared to $3.10 during the first quarter of 2008.

The $23.7 million or 73.2 percent earnings decrease resulted primarily from the adverse impact of economic weakness and financial market disruptions which in turn caused the following unfavorable variances:

•	$12.1 million or 14.5 percent reduction in noninterest income;

•	$10.7 million or 7.3 percent increase in noninterest expense;

•	$8.6 million or 85.0 percent increase in provision for credit losses

•	$6.8 million or 5.5 percent reduction in net interest income;

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier investments typically carry a higher interest rate, but expose us to potentially increased levels of default.

We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. That focus on asset quality also influences the composition of our investment securities portfolio. At March 31, 2009, United States Treasury and government agency securities represent 90.2 percent of our investment securities portfolio; corporate bonds issued under the FDIC’s Treasury Liquidity Guaranty Program represent 6.2 percent; and mortgage-backed securities represent 3.0 percent of the total portfolio. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.

Loans and Leases

	2009	2008
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(thousands)
Real estate:
Construction and land development	$735,619	$778,315	$803,935	$815,005	$817,832
Commercial mortgage	4,336,382	4,343,809	4,265,501	4,164,592	4,053,773
Residential mortgage	986,892	964,201	961,105	985,513	1,027,469
Revolving mortgage	1,984,249	1,911,852	1,793,178	1,638,049	1,521,191
Other mortgage	152,561	149,478	152,764	147,424	147,082

Total real estate loans	8,195,703	8,147,655	7,976,483	7,750,583	7,567,347
Commercial and industrial	1,857,092	1,885,358	1,886,847	1,797,042	1,721,927
Consumer	1,132,059	1,233,075	1,317,421	1,337,820	1,308,269
Lease financing	344,054	353,933	346,757	335,877	340,620
Other	92,426	99,264	100,127	91,833	91,774

Total loans and leases	11,621,334	11,719,285	11,627,635	11,313,155	11,029,937
Less allowance for loan and lease losses	161,572	157,569	152,946	144,533	141,591

Net loans and leases	$11,459,762	$11,561,716	$11,474,689	$11,168,622	$10,888,346

Changes in our interest-earning assets reflect the impact of liquidity generated by deposits and short-term borrowings, the majority of which arises from various treasury services products. The size of the investment securities portfolio changes principally based on trends among loans and leases, deposits and short-term borrowings. When inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow overnight investments to decline and use proceeds from maturing securities to fund loan demand.

During the first quarter of 2009, interest-earning assets averaged $15.37 billion, an increase of $721.4 million or 4.9 percent from the first quarter of 2008. This increase primarily reflects growth in the loan and lease portfolio.

Loans and leases. At March 31, 2009 and 2008, loans and leases totaled $11.62 billion and $11.03 billion, respectively. The $591.4 million or 5.4 percent growth from March 31, 2008 to March 31, 2009 resulted from growth within the commercial mortgage, revolving mortgage and commercial and industrial loan portfolios. Total loans and leases declined by $98.0 million during the first quarter of 2009 versus December 31, 2008 as a result of soft demand for credit.

Commercial real estate loans totaled $4.34 billion at March 31, 2009, representing 37.3 percent of total loans and leases. This balance represents an increase of $282.6 million or 7.0 percent since March 31, 2008. Demand for loans secured by owner-occupied medical and professional facilities remained reasonably strong through December 31, 2008, but weakened during the first quarter of 2009. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At March 31, 2009, revolving mortgage loans totaled $1.98 billion, representing 17.1 percent of total loans outstanding, an increase of $463.1 million or 30.4 percent compared to March 31, 2008, resulting from robust origination of new credit lines during 2008 and attractive rates stimulating line utilization.

Commercial and industrial loans equaled $1.86 billion or 16.0 percent of total loans and leases outstanding. These loans have increased $135.2 million or 7.8 percent since March 31, 2008. Customer demand and expansion markets supported the growth of these loans throughout 2008.

Construction and land development loans totaled $735.6 million or 6.3 percent of total loans at March 31, 2009, a decrease of $82.2 million or 10.1 percent since March 31, 2008. Of the $735.6 million outstanding as of March 31, 2009, $97.1 million was in the Atlanta, Georgia and southwest Florida markets. Both of these market areas experienced significant reductions in real estate values during 2008. The majority of the remaining $638.6 million of construction and land development loans are in North Carolina and Virginia where real estate values have declined more modestly.

Consumer loans totaled $1.13 billion at March 31, 2009, down $176.2 million or 13.5 percent from March 31, 2008. This decline results from our decision during 2008 to discontinue originations of sales finance loans through our dealer network.

Due to the generally weak demand for loans and widespread customer desire to deleverage, our projections for 2009 anticipate modest change in our loan portfolio. Loan projections are subject to change due to further economic deterioration or improvement and other external factors.

Investment securities. Investment securities available for sale equaled $3.32 billion at March 31, 2009, compared to $3.16 billion at March 31, 2008. The $159.3 million or 5.0 percent increase resulted from growth in deposits and borrowings that was not absorbed by loan and lease growth. Available-for-sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. Investment securities held to maturity totaled $5.7 million at March 31, 2009, compared to $7.2 million at March 31, 2008. Securities that are classified as held to maturity reflect BancShares’ ability and positive intent to hold those investments until maturity.

Income on interest-earning assets. Interest income amounted to $179.7 million during the first quarter of 2009, a $37.3 million or 17.2 percent decrease from the first quarter of 2008. During the first quarter of 2009, the impact of lower asset yields more than offset the impact of balance sheet growth when compared to the same period of 2008. The taxable-equivalent yield on interest-earning assets equaled 4.76 percent for the first quarter of 2009, compared to 6.00 percent for the corresponding period of 2008.

Loan and lease interest income for the first quarter of 2009 equaled $156.6 million, a decrease of $20.6 million from the first quarter of 2008, the combined result of lower yields offset by favorable growth in average loan and lease balances. The taxable-equivalent yield was 5.45 percent during the first quarter of 2009, a 106 basis point reduction from the same period of 2008. The reduced yield resulted from new loans and leases originated at current market rates and repricing of outstanding variable-rate loans. Average loans and leases increased $698.2 million or 6.4 percent from 2008 to 2009.

Interest income earned on the investment securities portfolio amounted to $22.8 million during the first quarter of 2009 and $35.7 million during the same period of 2008, a decrease of $12.8 million or 35.9 percent. This decrease in income is the result of higher average volume more than offset by the impact of lower yields, caused by extraordinarily low market interest rates for all investment securities as well as our decision in 2008 to invest all available liquidity solely in U.S. Treasury securities. The taxable-equivalent yield declined 177 basis points from 4.72 percent in the first quarter of 2008 to 2.95 percent in the first quarter of 2009. Average investment securities increased $102.5 million from $3.14 billion during the first quarter of 2008 to $3.25 billion during the first quarter of 2009. Due to continuing historically low interest rates, we anticipate the yield on investment securities will decline further during the remainder of 2009.

Interest income from overnight investments amounted to $225,000 during the first quarter of 2009, a decrease of $3.9 million from the $4.1 million earned during the first quarter of 2008, the result of a 281 basis point yield reduction.

Investment Securities

	March 31, 2009				March 31, 2008
	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield
	(thousands)
Investment securities available for sale:
U. S. Government:
Within one year	$1,313,362	$1,330,179	0/6	3.79%	$1,575,484	$1,596,864	0/6	4.86%
One to five years	1,646,345	1,669,183	1/7	1.65	1,407,246	1,443,194	1/7	3.77
Five to ten years	—	—	—	—	4,050	4,065	5/4	4.85

Total	2,959,707	2,999,362	1/1	2.60	2,986,780	3,044,123	1/8	4.35
Mortgage-backed securities
One to five years	29	26	2/4	5.39	47	44	3/4	5.43
Five to ten years	761	769	9/0	4.55	312	311	9/9	4.70
Over ten years	91,062	93,826	27/8	5.23	75,168	75,776	26/9	5.47

Total	91,852	94,621	27/1	5.22	75,527	76,131	26/9	5.47
State, county and municipal:
Within one year	1,672	1,678	0/4	4.12	1,072	1,075	0/6	3.81
One to five years	1,111	1,121	3/1	4.65	1,875	1,877	2/4	4.23
Five to ten years	—	—	—	—	356	373	5/0	4.95
Over ten years	10	10	11/8	4.97	66	66	20/8	4.44

Total	2,793	2,809	1/6	4.33	3,369	3,391	2/4	4.15
Corporate bonds
One to five years	204,478	205,148	2/9	1.95	—	—	—	—

Total	204,478	205,148	2/9	1.95	—	—	—	—
Other
Five to ten years	3,006	5,008	9/5	11.05	—	—	—	—
Over ten years	—	—	—	—	7,053	8,672	12/1	11.13

Total	3,006	5,008	9/5	11.05	7,053	8,672	12/1	11.13
Equity securities	3,949	12,077			3,523	27,441

Total investment securities available for sale	3,265,785	3,319,025			3,076,252	3,159,758

Investment securities held to maturity:
U. S. Government:
Five to ten years	—	—	—	—	5,163	5,267	9/0	5.54%
Over ten years	—	—	—	—	191	226	19/3	6.31

Total	—	—	—	—	5,354	5,493	9/5	5.56
Mortgage-backed securities
Five to ten years	3,992	4,179	8/0	5.54%	—	—	—	—
Over ten years	161	196	18/7	6.45	—	—	—	—

	4,153	4,375	8/5	5.57	—	—	—	—
State, county and municipal:
One to five years	151	151	0/4	5.88%	149	153	1/1	5.88
Five to ten years	—	—			—	—
Over ten years	1,441	1,515	9/1	6.02	1,436	1,520	10/1	6.02

Total	1,592	1,666	8/6	6.01	1,585	1,673	9/3	6.01
Other
One to five years				—	250	250	0/4	3.25

Total	—	—	—	—	250	250	0/4	3.25

Total investment securities held to maturity	5,745	6,041	8/5	5.68	7,189	7,416	9/1	5.58

Total investment securities	$3,271,530	$3,325,066			$3,083,441	$3,167,174

Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35.0% for federal income tax purposes and 6.9% for state income taxes for all periods.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits represent our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and to fulfill commercial customer demand for treasury services. Certain of our long-term borrowings currently qualify as capital under guidelines established by the Federal Reserve and other banking regulators.

Deposits. At March 31, 2009, total deposits equaled $14.23 billion, an increase of $1.00 billion or 7.6 percent over March 31, 2008 caused by a surge in the domestic savings rate, a flight to high quality banks and a desire by customers to seek safety from uncertain investment instruments. Average interest-bearing deposits were $11.21 billion during the first quarter of 2009, an increase of $693.9 million or 6.6 percent from the first quarter of 2008. Average money market accounts increased $590.2 million or 19.3 percent from the first quarter of 2008 to the same period of 2009, as customers held available liquidity in flexible deposit accounts. During the first quarter of 2009, time deposits averaged $5.55 billion, nearly unchanged from the first quarter of 2008.

Due to the ongoing industry-wide liquidity challenges that intensified during 2008 and our historic focus on maintaining a liquid balance sheet, we continue to focus on deposit attraction and retention as a key business objective. Our ability to satisfy customer loan demand could be constrained unless we are able to continue to generate new deposits at a reasonable cost.

Short-term borrowings At March 31, 2009, short-term borrowings totaled $641.9 million compared to $1.27 billion at March 31, 2008. For the quarters ended March 31, 2009 and 2008, short-term borrowings averaged $656.6 million and $1.32 billion, respectively. The $663.9 million or 50.3 percent reduction in average short-term borrowings was the result of significantly reduced customer demand for treasury services due to very low market interest rates.

Long-term obligations. Long-term obligations equaled $733.1 million at March 31, 2009, up $123.7 million from March 31, 2008, the result of incremental long-term borrowings from the Federal Home Loan Bank of Atlanta originated during 2008.

Expense on interest-bearing liabilities. Interest expense amounted to $63.8 million during the first quarter of 2009, a $31.0 million or 32.7 percent decrease from the first quarter of 2008. The lower interest expense was the net result of lower rates and higher average volume. The rate on average interest-bearing liabilities equaled 2.06 percent during the first quarter of 2009, a 104 basis point decrease from the first quarter of 2008. Average interest-bearing liabilities increased $287.3 million or 2.3 percent from first quarter of 2008 to the first quarter of 2009.

NET INTEREST INCOME

Net interest income totaled $115.8 million during the first quarter of 2009, a decrease of $6.3 million or 5.1 percent from the first quarter of 2008. The taxable-equivalent net yield on interest-earning assets equaled 3.09 percent for the first quarter of 2009, down 31 basis points from the 3.40 percent recorded for the first quarter of 2008. On a linked quarter basis, the taxable-equivalent net yield for the first quarter of 2009 declined by 19 basis points. Increased balance sheet liquidity arising from the material influx of deposits, rapid yield reductions of our investment securities portfolio, downward rate adjustments to the Equity Line portfolio, and the extremely low level of interest rates on deposits and borrowing products contributed to the net yield decline.

A net short-term liability-sensitive balance sheet such as that maintained by BancShares would typically provide improved net interest income following reductions in interest rates such as those implemented by the Federal Reserve during 2008. However, the inability to adjust deposit rates despite the reductions we are experiencing in the yield on interest-earning assets have caused serious compression in our net yield on interest-earning assets.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis—First Quarter

	2009			2008			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(thousands)
Assets
Loans and leases	$11,659,874	$157,145	5.45%	$10,961,706	$177,664	6.51%	$8,200	$(28,719)	$(20,519)
Investment securities:
U. S. Government	3,072,671	21,990	2.89	3,025,593	35,552	4.71	292	(13,854)	(13,562)
Mortgage-backed securities	90,532	1,148	5.14	83,171	1,106	5.35	91	(49)	42
Corporate bonds	58,820	278	1.89	—	—	—	139	139	278
State, county and municipal	4,429	79	7.23	4,963	81	6.56	(9)	7	(2)
Other	20,446	207	4.11	30,719	274	3.59	(99)	32	(67)

Total investment securities	3,246,898	23,702	2.95	3,144,446	37,013	4.72	414	(13,815)	(13,631)
Overnight investments	466,611	225	0.20	545,799	4,081	3.01	(331)	(3,525)	(3,856)

Total interest-earning assets	$15,373,383	$181,072	4.76%	$14,651,951	$218,758	6.00%	$8,283	$(46,059)	$(38,006)

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,465,164	$422	0.12%	$1,419,402	$370	0.10%	$(3)	$55	$52
Savings	545,512	168	0.12	540,123	282	0.21	4	(118)	(114)
Money market accounts	3,648,079	8,394	0.93	3,057,897	19,666	2.59	2,507	(13,779)	(11,272)
Time deposits	5,548,053	43,962	3.21	5,495,535	58,941	4.31	242	(15,221)	(14,979)

Total interest-bearing deposits	11,206,808	52,946	1.92	10,512,957	79,259	3.03	2,750	(29,063)	(26,313)
Short-term borrowings	656,557	1,321	0.82	1,320,443	8,181	2.49	(2,749)	(4,111)	(6,860)
Long-term obligations	733,087	9,580	5.23	475,732	7,386	6.21	3,642	(1,448)	2,194

Total interest-bearing liabilities	$12,596,452	$63,847	2.06%	$12,309,132	$94,826	3.10%	$3,643	$(34,622)	$(30,979)

Interest rate spread			2.70%			2.90%

Net interest income and net yield on interest-earning assets		$117,225	3.09%		$123,932	3.40%	$4,640	$(11,437)	$(7,027)

Average loan and lease balances include nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and state income tax rate of 6.90% for each period.

The taxable-equivalent adjustment was $1,420 for 2009 and $1,853 for 2008.

NONINTEREST INCOME

Growth of noninterest income is essential to our ability to sustain adequate profitability levels. The primary sources of noninterest income are cardholder and merchant services income, service charges on deposit accounts, revenues derived from wealth management services and fees from processing services. We also recorded a significant securities gain in 2008.

During the first three months of 2009, noninterest income amounted to $71.5 million, compared to $84.2 million during the same period of 2008. Of the $12.6 million or 15.0 percent decrease in noninterest income, $8.1 million resulted from a first quarter 2008 securities gain recognized in conjunction with our investment in Visa, Inc. Noninterest income reductions were also recorded in cardholder and merchant services income, service charges on deposit accounts and fees from wealth management services, all of which were substantially driven by the slowdown in the economy.

Cardholder and merchant services generated $21.5 million during the first quarter of 2009, a decrease of $1.6 million or 6.8 percent compared to the first quarter of 2008. This decrease resulted from a reduction in the number of transactions processed that resulted in lower merchant discount and cardholder interchange income. The transaction volume shrinkage is primarily due to weakness in consumer spending.

Service charges on deposit accounts generated $17.9 million and $20.0 million for the first quarter of 2009 and 2008, respectively. The $2.1 million or 10.7 percent decrease was caused by lower retail service charge income due to continued growth of free checking products and reduced levels of bad check charges.

Fees from wealth management services amounted to $10.8 million during the first quarter of 2009, compared to $13.2 million during the first quarter of 2008. The $2.4 million or 18.3 percent decrease was due to reduced fees arising from lower asset values and a decline in transactions in our broker-dealer operation.

Mortgage income increased from $2.0 million in the first three months of 2008 to $3.5 million in the first three months of 2009. This $1.5 million or 73.5 percent increase was the result of higher servicing income and loan originations due principally to high loan refinance activity.

Fees from processing services, which relate to check processing and other industry-specific services provided to other financial institutions, increased $597,000 or 6.8 percent from $8.8 million in the first quarter of 2008 to $9.4 million in the first quarter of 2009. This higher revenue was the combined result of continued growth in business volumes generated by client banks and additional customers.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities, and equipment and software costs related to branch offices and technology. Noninterest expense equaled $156.3 million for the first three months of 2009, a $10.7 million or 7.3 percent increase over the $145.6 million recorded during the same period of 2008.

Salaries and wages increased $2.8 million or 4.4 percent during the first quarter of 2009 when compared to the same period of 2008. The increase resulted from 2008 merit increases, headcount growth in expansion markets and various support areas and higher mortgage incentives. Employee benefits expense totaled $17.3 million for the first three months of 2009, a decrease of $864,000. The 4.8 percent decrease is the net impact of lower executive retirement costs and higher health and pension costs.

Equipment expense increased $763,000 or 5.5 percent for 2009 caused primarily by higher software-related costs.

Other expenses increased $8.0 million or 22.6 percent during the first quarter of 2009 when compared to the first quarter of 2008, which included a $3.3 million credit resulting from the reversal of an accrual established during 2007 for litigation matters resulting from our Visa member bank status. Also contributing to the current year increase were $3.5 million in higher FDIC insurance premiums, an increase of $1.4 million in foreclosure-related expenses, and higher non-credit losses of $1.1 million. Cost reductions were noted in travel, education, customer entertainment, consulting and sponsorships as we endeavored to reduce discretionary costs where possible.

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

Income tax expense amounted to $3.6 million during the three months ended March 31, 2009, compared to $18.1 million during the same period of 2008. The 80.0 percent decrease in income tax expense was the direct result of the significant drop in pre-tax earnings. The effective tax rates for these periods equaled 29.5 percent and 35.9 percent, respectively. During 2009, the favorable impact of various permanent differences remained largely unchanged while pretax income declined, resulting in a reduction in the effective tax rate.

Capital Adequacy

	Actual		Minimum requirement		Well-capitalized requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2009
Tier 1 risk-based capital	$1,655,957	13.29%	$498,517	4.00%	$623,146	5.00%
Total risk-based capital	1,940,062	15.57%	997,034	8.00%	1,246,292	10.00%
Tier 1 leverage capital	1,655,957	9.83%	505,517	3.00%	1,011,033	6.00%
March 31, 2008
Tier 1 risk-based capital	1,587,221	13.12%	483,841	4.00%	604,801	5.00%
Total risk-based capital	1,871,566	15.47%	967,681	8.00%	1,209,601	10.00%
Tier 1 leverage capital	1,587,221	9.80%	486,017	3.00%	972,033	6.00%

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

We continually monitor the capital levels and ratios for BancShares and the subsidiary banks to ensure that they comfortably exceed the minimum requirements imposed by their respective regulatory authorities and to ensure that the subsidiary banks’ capital is appropriate given each bank’s growth projection and risk profile. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material effect on the financial statements. Table 5 provides information on capital adequacy for BancShares as of March 31, 2009 and 2008.

BancShares continues to exceed minimum capital standards and the banking subsidiaries remain well-capitalized. Due to the adequacy of our capital levels, we did not apply for TARP funding under the TARP Capital Purchase Program. The sustained growth and operating losses of ISB has required BancShares to infuse significant amounts of capital into ISB to support its expanding balance sheet. Since ISB was formed in 1997, BancShares has provided $359.3 million in capital. BancShares’ prospective capacity to provide capital to support the future growth and expansion of ISB is highly dependent upon FCB’s ability to return capital through dividends to BancShares. Dividends from FCB to BancShares provide the sole source for capital infusions into ISB. These dividends also fund BancShares’ payment of shareholder dividends and interest payments on a portion of its long-term obligations.

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

Credit risk. BancShares manages and monitors extensions of credit and the quality of the loan and lease portfolio through rigorous initial underwriting processes and periodic ongoing reviews. Underwriting standards reflect credit policies and procedures through our highly centralized credit decision process. We maintain a credit review function that conducts independent risk reviews and analyses for the purpose of ensuring compliance with credit policies and to monitor asset quality trends. The independent risk reviews include portfolio analysis by geographic location and horizontal reviews across industry sectors within the banking subsidiaries. We strive to identify potential credit problems as early as possible, to take charge-offs or write-downs as appropriate and to maintain adequate allowances for credit losses that are inherent in the loan and lease portfolio. The maintenance of excellent asset quality is one of our key performance measures.

We maintain a well-diversified loan and lease portfolio and seek to avoid the risk associated with large concentrations within specific geographic areas or industries. Our continuing expansion has allowed us to mitigate our historic exposure to geographic risk concentration in North Carolina and Virginia.

We have historically carried a significant concentration of real estate-secured loans, although our underwriting policies principally rely on adequate borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and as a result a large percentage of our real-estate secured loans are owner-occupied. At March 31, 2009, loans secured by real estate totaled $8.20 billion or 70.5 percent of total loans and leases compared to $7.57 billion or 68.6 percent at March 31, 2008.

In recent years, we have sought opportunities to provide financial services to businesses associated with and professionals within the medical community. Due to strong loan growth within this industry, our loans and leases to borrowers in medical, dental or related fields totaled $2.78 billion as of March 31, 2009, which represents 23.9 percent of loans and leases outstanding, compared to $2.36 billion or 21.4 percent of loans and leases at March 31, 2008. No other industry represented more than 10 percent of total loans and leases outstanding at March 31, 2009.

Nonperforming assets include nonaccrual loans and leases, other real estate and restructured loans. At March 31, 2009, BancShares’ nonperforming assets amounted to $98.8 million or 0.85 percent of loans and leases plus foreclosed properties, compared to $43.2 million or 0.39 percent at March 31, 2008.

The $55.5 million surge in nonperforming assets was primarily due to deterioration of our residential construction loans located in the counties surrounding Atlanta, Georgia, and in southwest Florida. Both markets have experienced significant over-development that has resulted in extremely weak sales of new residential units and significant declines in property values. As of March 31, 2009, $22.0 million and $34.2 million of other real estate and nonaccrual loans, respectively, relate to the Atlanta, Georgia and southwest Florida markets. All of the $3.1 million of restructured loans relate to these markets. Thus, $56.2 million of the $98.8 million total nonperforming assets arose from the residential construction loan portfolio in Atlanta, Georgia and southwest Florida.

Our exposure to subprime loans is limited to programs we initiated to provide financing for affordable housing in connection with our ongoing efforts to comply with the Community Reinvestment Act. The carrying value of these loans as of March 31, 2009 was $3.7 million.

Summary of Loan and Lease Loss Experience and Risk Elements

	2009	2008
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(thousands, except ratios)
Allowance for credit losses at beginning of period	$164,745	$160,620	$152,020	$149,091	$144,271
Provision for credit losses	18,723	22,142	20,195	13,350	10,118
Adjustment		—	—	—
Net charge-offs:
Charge-offs	(14,976)	(19,119)	(12,790)	(11,566)	(6,606)
Recoveries	1,003	1,102	1,195	1,145	1,308

Net charge-offs	(13,973)	(18,017)	(11,595)	(10,421)	(5,298)

Allowance for credit losses at end of period	$169,495	$164,745 #	$160,620	$152,020	$149,091

Allowance for credit losses includes:
Allowance for loan and lease losses	$161,572	$157,569	$152,946	$144,533	$141,591
Reserve for unfunded commitments	7,923	7,176	7,674	7,487	7,500

Allowance for credit losses at end of period	$169,495	$164,745	$160,620	$152,020	$149,091

Average loans and leases	$11,659,873	$11,306,900	$11,440,563	$11,154,400	$10,961,706
Loans and leases at period-end	11,621,344	11,719,285	11,627,635	11,313,155	11,029,937

Risk Elements
Nonaccrual loans and leases	$62,903	$39,361	$39,598	$34,534	$39,259
Other real estate	32,787	29,956	21,580	12,750	3,987
Restructured loans	3,100	2,349	988	—	—

Total nonperforming assets	$98,790	$71,666	$62,166	$47,284	$43,246

Accruing loans and leases 90 days or more past due	$20,327	$22,459	$20,902	$10,885	$7,569

Ratios
Net charge-offs (annualized) to average total loans and leases	0.49%	0.63%	0.40%	0.38%	0.19
Percent of loans and leases at period-end:
Allowance for loan and lease losses	1.39	1.34	1.32	1.28	1.28
Reserve for unfunded commitments	0.07	0.06	0.07	0.07	0.07

Allowance for credit losses	1.46	1.41	1.38	1.34	1.35

Nonperforming assets to total loans and leases plus other real estate	0.85	0.61	0.53	0.42	0.39

Residential construction loans in these markets as of March 31, 2009 equaled $97.1 million. Of that total, $34.2 million are currently classified as nonperforming, and $51.7 million were identified as potential problem loans due to concerns about borrowers’ abilities to comply with existing loan repayment terms. We continue to closely monitor past due and problem accounts to identify any loans and leases that should be classified as impaired or non-accrual.

At March 31, 2009, the allowance for credit losses totaled $169.5 million or 1.46 percent of total loans and leases, up $20.4 million from March 31, 2008 when the coverage ratio equaled 1.35 percent. The allowance for credit losses includes the allowance for loan and lease losses and the reserve for unfunded commitments. We continuously analyze the growth and risk characteristics of the loan and lease portfolio under current economic conditions in order to evaluate the adequacy of the allowance. Such factors as the financial condition of borrowers, fair market value of collateral and other considerations are recognized in estimating probable credit losses.

Management considers the allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at March 31, 2009, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.

The provision for credit losses recorded during the first quarter of 2009 equaled $18.7 million, compared to $10.1 million during the first quarter of 2008. The $8.6 million increase resulted from higher net charge-offs and provisions in the residential construction loan portfolio as well as certain consumer loan portfolios. Net charge-offs during the first quarter of 2009 equaled $14.0 million compared to $5.3 million during the first quarter of 2008. Charge-offs increased in all loan categories, including a $2.2 million increase in charge-offs on residential construction loans and a $1.3 million increase in charge-offs related to unsecured revolving loans. On an annualized basis, net charge-offs represent 0.49 percent of average loans and leases during the first quarter of 2009 compared to 0.19 percent in the first quarter of 2008.

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

During 2006, we entered into an interest rate swap to synthetically convert the variable rate on $115.0 million of trust preferred capital securities to a fixed rate of 7.125 percent for a period of five years.

We assess our interest rate risk by simulating future amounts of net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. These simulations indicate that net interest income will vary by no more than 3 percent when interest rates rise or decline by 200 basis points. We also utilize the market value of equity as a tool in measuring and managing interest rate risk. The market value of equity is estimated to range from 6.4 percent to 8.3 percent when interest rates move 200 basis points in either direction.

Liquidity risk. Liquidity risk results from the mismatching of asset and liability cash flows and the potential inability to secure adequate amounts of funding from traditional sources of liquidity. BancShares manages this risk by structuring its balance sheet prudently and by maintaining various borrowing resources to fund potential cash needs. BancShares has historically maintained a strong focus on liquidity, and we have traditionally relied on our deposit base as our primary liquidity source. Short-term borrowings resulting from commercial treasury customers have also emerged as an important source of liquidity in recent years, although some of those borrowings must be collateralized thereby potentially restricting the use of the resulting liquidity. Through our deposit and treasury services pricing strategies, we have the ability to stimulate or curtail liability growth.

We attribute growth in deposits during 2009 and 2008 to a surge in the domestic savings rate, a flight to high quality banks such as BancShares, and a desire by customers to seek safety from uncertain investment instruments. While deposits have continued to grow despite falling interest rates, lower rates have caused a significant reduction in the balances of master notes and overnight repurchase obligations.

We utilize borrowings from the Federal Home Loan Bank of Atlanta as an alternative source of liquidity, and to assist in matching the maturities of longer dated interest-earning assets. At March 31, 2009, we had sufficient collateral pledged to provide access to $1.25 billion of additional borrowings. Additionally, we maintain federal funds lines of credit and other borrowing facilities. At March 31, 2009, BancShares had access to $500.0 million in unsecured borrowings through its various sources.

Once we have satisfied our loan demand and other funding needs, residual liquidity is invested in overnight investments and investment securities available for sale. Net of amounts pledged for various purposes, the amount of such immediately available balance sheet liquidity amounted to $1.86 billion at March 31, 2009 compared to $813 million at March 31, 2008.

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

Although FCB has grown through acquisition in certain of its markets, throughout its history the majority of its expansion has been accomplished on a de novo basis. Because of its size, the costs associated with FCB’s current rate of expansion are not material to its financial performance. Since ISB began operation in 1997, it has followed a similar business model for growth and expansion. However, due to the rapid pace of its growth and the number of branch offices that have not attained sufficient size to achieve profitability, the financial results and trends of ISB have been significantly affected by its growth and expansion. Each new market ISB enters creates additional operating costs that are typically not fully offset by operating revenues until three to four years of operation. Losses incurred since ISB’s inception total $70.3 million, due not only to the rapid rate of expansion but also to large credit costs incurred during the last several years.

IronStone Bank. At March 31, 2009, ISB operated 55 facilities in twelve states. ISB’s total assets equaled $2.64 billion at March 31, 2009 compared to $2.66 billion at March 31, 2008, a decrease of $17.5 million or 0.7 percent. ISB recorded a net loss of $6.7 million during the first quarter of 2009, compared to net loss of $4.6 million during the same period of 2008. This represents an unfavorable variance of $2.1 million. We expect ISB will operate at a loss throughout 2009.

Net interest income increased $1.7 million during the first quarter of 2009, the result of an improved net yield on interest-earning assets. The provision for credit losses increased $3.4 million during the first quarter of 2009 due to higher net charge-offs and provisions in the residential construction loan portfolio. Net charge-offs increased from $1.8 million in the first quarter of 2008 to $6.1 million in the first quarter of 2009. On an annualized basis, the ratio of current quarter net charge-offs to average loans and leases outstanding equaled 1.12 percent, compared to 0.34 percent in the prior year.

ISB’s noninterest income decreased $53,000 or 1.6 percent during the first quarter of 2009. Noninterest expense increased $1.5 million or 7.1 percent during the first quarter of 2009, versus the same period of 2008. Salary expense decreased $137,000 or 1.5 percent due to workforce reductions. Occupancy expense was also down by $158,000 or 3.9 percent due to three branches that were closed during the fourth quarter of 2008. Other expense equaled $7.7 million during the first quarter of 2009 compared to $5.8 million during the first quarter of 2008 primarily due to higher foreclosure-related expenses and FDIC insurance expense.

First-Citizens Bank & Trust Company. At March 31, 2009, FCB operated 347 branches in five states. FCB’s total assets increased from $13.93 billion at March 31, 2008 to $14.41 billion at March 31, 2009, an increase of $476.6 million or 3.4 percent. FCB recorded net income of $18.0 million during the first quarter of 2009 compared to $39.1 million during the same period of 2008. This represents a $21.2 million or 54.1 percent decrease in net income caused by reduced net interest and noninterest income and higher provision for credit losses and noninterest expense. FCB’s net interest income decreased $7.2 million or 6.6 percent during 2009, due to a lower net yield on interest-earning assets.

The provision for credit losses increased $5.2 million due to higher net charge offs, which increased by $4.4 million. FCB’s ratio of net charge-offs to average loans and leases equaled 0.34 percent for the first quarter of 2009 compared to 0.16 percent for the same period of 2008. FCB’s noninterest income decreased $12.6 million or 15.1 percent during the first quarter of 2009, primarily the result of the nonrecurring gain from the sale of stock recorded last year. Reductions were noted in wealth advisory services, deposit service charges and cardholder and merchant service income. Improvements were noted in fees from processing services, ATM income and mortgage income. Noninterest expense increased $9.3 million or 7.4 percent during 2009, caused principally by higher personnel, equipment and FDIC insurance expense.

GOODWILL IMPAIRMENT

Under the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (Statement 142), we are required to perform an impairment test each year to determine if goodwill is impaired. Since we adopted Statement 142, the annual impairment tests, which we conduct as of July 31 each year, have not indicated impairment exists.

Statement 142 also requires goodwill be tested for impairment as a result of certain other events including significant adverse change in the business climate and the loss of key personnel. Due to the significant economic problems that began in 2008 and have continued into 2009 and the retirement of our former Chairman of the Board, Lewis R. Holding, we performed an impairment test of our goodwill during the first quarter of 2009.

Statement 142 provides a two-step method to evaluate and calculate impairment. Step one requires estimation of each reporting unit’s fair value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, we are required to determine whether an impairment must be recorded and, if so, the amount of the impairment charge.

Based on the results of step one testing, there was no evidence of impairment for FCB’s $101.8 million of goodwill; however, the test indicated that an impairment of ISB’s $793,000 goodwill was possible. The evaluation of ISB impairment performed in step two included the preparation of a balance sheet for ISB at fair value to determine whether there was implied impairment of ISB’s goodwill. Based on the first quarter fair value estimates, the carrying value of ISB goodwill was not impaired. Therefore, no impairment of goodwill was recorded during the first quarter of 2009.

As of March 31, 2009, the market price of our common stock continued to trade below book value. If this situation persists or worsens, subsequent goodwill impairment tests may indicate that impairment exists. A write-off of impaired goodwill could have a significant impact on our consolidated income statement.

LEGAL PROCEEDINGS

On May 24, 2004, FCB filed a lawsuit in the Circuit Court of Greenbrier County, West Virginia against a customer alleging default under a master lease on a piece of equipment, eight promissory notes and two leases. The borrower asserted a counterclaim against FCB alleging breach of lease, breach of fiduciary duty, breach of duty of good faith and fair dealing, and tortuous interference with contractual relations. At trial, a jury returned a verdict against FCB and awarded a $4.1 million judgment in favor of FCB’s customer. If the jury verdict stands, the customer will be entitled to pre-judgment interest of approximately $1.0 million and post-judgment interest at a rate of 8.25 percent. FCB filed a motion to set aside the judgment or, in the alternative, for a new trial, but the Court denied FCB’s motion. FCB is appealing the Court’s action to the West Virginia Supreme Court of Appeals. FCB has posted an acceptable bond and execution of the judgment is stayed pending the outcome of the appeal. FCB strenuously denies liability and is vigorously pursuing appeal of the jury’s award.

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

CURRENT ACCOUNTING AND REGULATORY ISSUES

In March 2008, the FASB issued SFAS No. 161 ‘Disclosures about Derivative Instruments and Hedging Activities’ (Statement 161). Statement 161 requires enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under Statement 133 and how derivative instruments and related hedged items affect the balance sheet, income statement and statement of cash flows. Statement 161, which we adopted on January 1, 2009, resulted in expanded disclosures but had no material impact on financial condition, results of operations or liquidity.

Three FASB Staff Positions (FSPs) have been issued that are effective June 30, 2009 for BancShares. FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments requires fair value disclosures about financial instruments in interim financial statements as well as disclosures about estimation methods and disclosure of changes in method from prior periods. FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (OTTI FSP) creates a new model for evaluating OTTI in debt securities. The OTTI FSP requires an entity to record an OTTI charge if it intends to sell a debt instrument or if it can not assert it is more likely than not that it will not have to sell the security before recovery. If the entity does not intend to sell the security but does not expect to recover the amortized cost basis, the amount of the impairment that results from issuer credit will be reported in earnings and the remaining impairment related to liquidity will be reflected in other comprehensive income. FSP FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly requires companies, as they are estimating fair values for assets and liabilities that are subject to fair value measurement, to consider various factors to determine whether there has been a significant decrease in the volume and level of activity compared to normal market activity and to consider whether an observed transaction was not orderly based on the weight of available evidence. Implementation of the three FSPs is not expected to have a material impact on the consolidated financial statements.

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

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of March 31, 2009, BancShares’ market risk profile has not changed significantly from December 31, 2008. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares’ internal control over financial reporting occurred during the first quarter of 2009 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II

Item 1A.	Risk Factors

Certain risk factors that might make an investment in our common stock speculative or risky are discussed in the 2008
Form 10-K in Part I Item 1A and in Part II Item 7 under the caption Risk Management – Credit Risk.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer

32.2	Certifications of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2009	FIRST CITIZENS BANCSHARES, INC.
(Registrant)

	By:	/s/ KENNETH A. BLACK
Kenneth A. Black
Vice President, Treasurer and Chief Financial Officer