Form 10-Q
period 2009-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2009-08-10
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-16715

First Citizens BancShares, Inc.

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

Class B Common Stock—$1 Par Value—1,677,675 shares

(Number of shares outstanding, by class, as of August 7, 2009)

PART I

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets

First Citizens BancShares, Inc. and Subsidiaries

	June 30 2009*	December 31# 2008	June 30 2008*
	(thousands, except share data)
Assets
Cash and due from banks	$637,896	$593,375	$711,651
Overnight investments	229,668	174,616	395,450
Investment securities available for sale	3,745,385	3,219,980	2,966,296
Investment securities held to maturity	4,140	5,873	6,957
Loans held for sale	115,920	69,399	88,879
Loans and leases	11,523,045	11,649,886	11,224,276
Less allowance for loan and lease losses	162,282	157,569	144,533

Net loans and leases	11,360,763	11,492,317	11,079,743
Premises and equipment	821,219	798,909	780,762
Other real estate owned	33,301	29,956	12,750
Income earned not collected	66,226	72,029	71,107
Goodwill	102,625	102,625	102,625
Other intangible assets	3,035	3,810	5,315
Other assets	197,702	182,773	201,139

Total assets	$17,317,880	$16,745,662	$16,422,674

Liabilities
Deposits:
Noninterest-bearing	$2,974,494	$2,652,898	$2,668,207
Interest-bearing	11,383,655	11,060,865	10,407,204

Total deposits	14,358,149	13,713,763	13,075,411
Short-term borrowings	599,853	647,028	1,130,788
Long-term obligations	735,803	733,132	609,277
Other liabilities	189,862	208,364	119,916

Total liabilities	15,883,667	15,302,287	14,935,392

Shareholders’ Equity

Common stock:

Class A - $1 par value (8,756,778 shares issued for all periods)	8,757	8,757	8,757

Class B - $1 par value (1,677,675 shares issued for all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,334,655	1,326,054	1,299,346
Accumulated other comprehensive income (loss)	(54,643)	(36,880)	33,735

Total shareholders’ equity	1,434,213	1,443,375	1,487,282

Total liabilities and shareholders’ equity	$17,317,880	$16,745,662	$16,422,674

*	Unaudited
#	Derived from the 2008 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

First Citizens BancShares, Inc. and Subsidiaries

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
	(thousands, except share and per share data)
Interest income
Loans and leases	$155,449	$167,145	$312,033	$344,309
Investment securities:
U. S. Government	18,118	31,251	39,277	65,436
Mortgage-backed securities	1,234	1,015	2,382	2,163
Corporate bonds	1,580	—	1,858	—
State, county and municipal	104	53	155	106
Other	164	251	371	525

Total investment securities interest and dividend income	21,200	32,570	44,043	68,230
Overnight investments	192	2,285	417	6,366

Total interest income	176,841	202,000	356,493	418,905
Interest expense
Deposits	48,890	64,857	101,836	144,116
Short-term borrowings	1,281	3,859	2,602	12,040
Long-term obligations	9,638	8,431	19,218	15,817

Total interest expense	59,809	77,147	123,656	171,973

Net interest income	117,032	124,853	232,837	246,932
Provision for credit losses	20,759	13,363	39,482	23,278

Net interest income after provision for credit losses	96,273	111,490	193,355	223,654
Noninterest income
Cardholder and merchant services	24,107	25,693	45,599	48,743
Service charges on deposit accounts	19,163	21,034	37,014	41,015
Wealth management services	11,481	12,746	22,253	25,928
Fees from processing services	8,884	8,950	18,285	17,754
Securities (losses) gains	(139)	—	(139)	8,051
Other service charges and fees	4,068	4,382	8,417	8,472
Mortgage income	2,369	1,750	5,821	3,740
Insurance commissions	1,825	1,734	4,295	4,215
ATM income	1,772	1,774	3,501	3,433
Other	(366)	1,537	(341)	2,415

Total noninterest income	73,164	79,600	144,705	163,766
Noninterest expense
Salaries and wages	63,751	63,627	129,297	126,412
Employee benefits	15,773	13,016	33,092	31,199
Occupancy expense	15,970	14,699	31,376	30,048
Equipment expense	14,749	14,142	29,472	28,102
FDIC deposit insurance expense	13,763	632	17,949	1,302
Foreclosure related expenses	1,715	187	3,422	488
Other	35,147	43,165	72,602	77,761

Total noninterest expense	160,868	149,468	317,210	295,312

Income before income taxes	8,569	41,622	20,850	92,108
Income taxes	2,369	15,396	5,987	33,497

Net income	$6,200	$26,226	$14,863	$58,611

Average shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453
Net income per share	$0.59	$2.51	$1.42	$5.62

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands, except share data)
Balance at December 31, 2007	$8,757	$1,678	$143,766	$1,246,473	$40,534	$1,441,208
Comprehensive income:
Net income	—	—	—	58,611	—	58,611
Change in unrealized gains/losses on investment securities available for sale, net of $4,513 deferred tax benefit	—	—	—	—	(6,998)	(6,998)
Unrealized gain on interest rate swap arising during period, net of $500 tax	—	—	—	—	766	766
Less reclassification adjustment for interest expense on interest rate swap included in net income, net of $370 tax	—	—	—	—	(567)	(567)

Change in unrecognized loss on cash flow hedge, net of deferred tax	—	—	—	—	199	199

Total comprehensive income						51,812

Cash dividends	—	—	—	(5,738)	—	(5,738)

Balance at June 30, 2008	$8,757	$1,678	$143,766	$1,299,346	$33,735	$1,487,282

Balance at December 31, 2008	$8,757	$1,678	$143,766	$1,326,054	$(36,880)	$1,443,375
Comprehensive loss:
Net income	—	—	—	14,863	—	14,863
Change in unrealized gains/losses on investment securities available for sale, net of $13,108 deferred tax benefit	—	—	—	—	(20,322)	(20,322)
Unrealized gain on interest rate swap arising during period, net of $2,591 tax	—	—	—	—	3,971	3,971
Less reclassification adjustment for interest expense on interest rate swap included in net income, net of $921 tax	—	—	—	—	(1,412)	(1,412)

Change in unrecognized loss on cash flow hedges, net of deferred tax	—	—	—	—	2,559	2,559

Total comprehensive loss						(2,900)

Cash dividends	—	—	—	(6,262)	—	(6,262)

Balance at June 30, 2009	$8,757	$1,678	$143,766	$1,334,655	$(54,643)	$1,434,213

See accompanying Notes to Consolidated Financial Statements.

At June 30, 2009, Accumulated Other Comprehensive Loss includes $25,069 in unrealized gains on investment securities available for sale, $75,815 in pension obligations recognized under FASB Statement No. 158, and an unrealized loss of $3,897 on cash flow hedges.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	Six months ended June 30,
	2009	2008
	(thousands)
OPERATING ACTIVITIES
Net income	$14,863	$58,611
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	869	1,027
Provision for loan and lease losses	39,482	23,278
Deferred tax (benefit) expense	8,589	(5,460)
Change in current taxes payable	(3,825)	1,953
Depreciation	27,816	26,669
Change in accrued interest payable	8,884	(16,991)
Change in income earned not collected	5,803	8,236
Securities losses (gains)	139	(8,051)
Origination of loans held for sale	(483,656)	(296,568)
Proceeds from sale of loans	442,659	286,238
Gain on sale of loans	(5,524)	(3,366)
Net amortization of premiums and discounts	19,507	(1,164)
Net change in other assets	4,788	(10,103)
Net change in pension and other liabilities	(19,332)	2,417

Net cash provided by operating activities	61,062	66,726

INVESTING ACTIVITIES
Net (increase) decrease in loans outstanding	71,765	(362,508)
Purchases of investment securities available for sale	(1,293,856)	(745,977)
Proceeds from maturities of investment securities held to maturity	1,808	637
Proceeds from maturities of investment securities available for sale	715,300	966,448
Net change in overnight investments	(55,052)	(129,241)
Additions to premises and equipment	(50,126)	(49,737)

Net cash used by investing activities	(610,161)	(320,378)

FINANCING ACTIVITIES
Net change in time deposits	(53,721)	(221,195)
Net change in demand and other interest-bearing deposits	698,107	368,062
Net change in short-term borrowings	(47,501)	(174,614)
Origination of long-term obligations	2,997	205,000
Cash dividends paid	(6,262)	(5,738)

Net cash provided by financing activities	593,620	171,515

Change in cash and due from banks	44,521	(82,137)
Cash and due from banks at beginning of period	593,375	793,788

Cash and due from banks at end of period	$637,896	$711,651

CASH PAYMENTS FOR:
Interest	$114,772	$188,964
Income taxes	17,516	46,981

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities losses	$(33,430)	$(11,510)
Unrealized gain on cash flow hedges	4,229	329
Transfers of loans to other real estate	20,307	11,424

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

Current Accounting and Regulatory Issues

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities (Statement 161). Statement 161 requires enhanced disclosures about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under Statement 133 and how derivative instruments and related hedged items affect the balance sheet, income statement and statement of cash flows. Statement 161, which we adopted on January 1, 2009, resulted in expanded disclosures but had no material impact on financial condition, results of operations or liquidity.

Three FASB Staff Positions (FSPs) were effective June 30, 2009 for BancShares. FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments requires fair value disclosures about financial instruments in interim financial statements as well as disclosures about estimation methods and disclosure of changes in method from prior periods. FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (OTTI FSP) creates a new model for evaluating OTTI in debt securities. The OTTI FSP requires an entity to record an OTTI charge if it intends to sell a debt instrument or if it can not assert it is more likely than not that it will not have to sell the security before recovery. If the entity does not intend to sell the security but does not expect to recover the amortized cost basis, the amount of the impairment that results from issuer credit will be reported in earnings and the remaining impairment related to liquidity will be reflected in other comprehensive income. FSP FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly requires companies, as they are estimating fair values for assets and liabilities that are subject to fair value measurement, to consider various factors to determine whether there has been a significant decrease in the volume and level of activity compared to normal market activity and to consider whether an observed transaction was not orderly based on the weight of available evidence. Implementation of the three FSPs did not have a material impact on the consolidated financial statements but did result in expanded disclosures.

In May 2009, the FASB issued SFAS No. 165 Subsequent Events (Statement 165). Statement 165 addresses consideration of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Statement 165 does not change the recording or recognition of subsequent events under generally accepted accounting principles but requires issuers to disclose the date through which subsequent events have been evaluated. For the financial statements and footnotes included in this Form 10-Q, subsequent events occurring prior to August 7, 2009 have been considered.

In June 2009, the FASB issued SFAS No. 166 Accounting for Transfers of Financial Assets (Statement 166) and SFAS No. 167 Amendments to FASB Interpretation No. 46(R) (Statement 167). Statement 166 removes the concept of a qualifying special-purpose entity and thereby compels the application of FASB Interpretation 46(R) by entities that were previously exempt due to their status as a qualified special-purpose entity. Statement 167 requires the evaluation of variable interests to determine whether a controlling financial interest exists. Upon the adoption of Statements 166 and 167 in 2010, the off balance sheet accounting treatment for the 2005 asset securitization of home equity loans will be discontinued, and the loans will be included on the consolidated balance sheet. The securitized loans totaled $98,043 as of June 30, 2009.

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

Although it is possible that further regulatory actions will arise as the Federal government continues to address the economic situation, management is not aware of any further recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

Note B

Investments

The aggregate values of investment securities at June 30 along with gains and losses determined on an individual security basis are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
June 30, 2009
U. S. Government	$3,144,025	$27,447	$1,589	$3,169,883
Corporate bonds	457,572	1,410	1,240	457,742
Residential mortgage-backed securities	95,181	2,052	512	96,721
Equity securities	2,862	12,071	336	14,597
State, county and municipal	1,600	26	9	1,617
Other	2,894	1,931	—	4,825

Total investment securities available for sale	$3,704,134	$44,937	$3,686	$3,745,385

June 30, 2008
U. S. Government	$2,836,558	$29,329	$7,808	$2,858,079
Residential mortgage-backed securities	73,715	90	1,168	72,637
Equity securities	3,558	21,678	41	25,195
State, county and municipal	3,187	17	15	3,189
Other	5,385	1,811		7,196

Total investment securities available for sale	$2,922,403	$52,925	$9,032	$2,966,296

Investment securities held to maturity
June 30, 2009
Residential mortgage-backed securities	$3,988	$266	$27	$4,227
State, county and municipal	152	—	—	152

Total investment securities held to maturity	$4,140	$266	$27	$4,379

June 30, 2008
Residential mortgage-backed securities	$5,120	$128	$26	$5,222
State, county and municipal	1,587	84	—	1,671
Other	250	—	—	250

Total investment securities held to maturity	$6,957	$212	$26	$7,143

Investments in corporate bonds represent debt securities that were issued by various financial institutions under the Temporary Liquidity Guarantee Program. These debt obligations were issued with the full faith and credit of the United States of America. The guarantee for these securities is triggered when an issuer defaults on a scheduled payment.

The following table provides maturity information for investment securities as of the dates indicated. Callable securities are assumed to mature on their earliest call date.

	June 30, 2009		December 31, 2008		June 30, 2008
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Maturing in:
One year or less	$1,616,772	$1,630,131	$1,350,796	$1,375,709	$1,454,634	$1,470,675
One through five years	1,986,438	1,999,122	1,705,774	1,739,791	1,382,535	1,388,018
Five through 10 years	3,623	5,561	789	791	3,362	3,329
Over 10 years	94,439	95,974	83,989	87,569	78,314	79,079
Equity securities	2,862	14,597	3,950	16,120	3,558	25,195

Total investment securities available for sale	$3,704,134	$3,745,385	$3,145,298	$3,219,980	$2,922,403	$2,966,296

Investment securities held to maturity
Maturing in:
One year or less	$—	$—	$151	$151	$150	$152
One through five years	152	152	—	—	250	250
Five through 10 years	3,834	4,035	5,557	5,761	6,381	6,531
Over 10 years	154	192	165	198	176	210

Total investment securities held to maturity	$4,140	$4,379	$5,873	$6,110	$6,957	$7,143

The following table provides information regarding securities with unrealized losses as of June 30:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009
Investment securities available for sale:
U.S. Government	$622,984	$1,589	$—	$—	$622,984	$1,589
Corporate bonds	177,515	1,240	—	—	177,515	1,240
Residential mortgage-backed securities	21,298	450	1,411	62	22,709	512
Equity securities	485	336	—	—	485	336
State, county and municipal	113	2	437	7	550	9

Total	$822,395	$3,617	$1,848	$69	$824,243	$3,686

Investment securities held to maturity:
Mortgage-backed securities	$—	$—	$33	$27	$33	$27

June 30, 2008
Investment securities available for sale:
U.S. Government	$704,076	$7,808	$—	$—	$704,076	$7,808
Equity securities	643	41	—	—	643	41
Residential mortgage-backed securities	45,132	646	13,927	522	59,059	1,168
State, county and municipal	140	—	473	15	613	15

Total	$749,991	$8,495	$14,400	$537	$764,391	$9,032

Investment securities held to maturity:
Mortgage-backed securities	$—	$—	$40	$26	$40	$26

Investment securities with an aggregate fair value of $1,914 have had continuous unrealized losses for more than twelve months as of June 30, 2009 with an aggregate unrealized loss of $123. These 26 investments include residential mortgage-backed and state, county and municipal securities. None of the unrealized losses identified as of June 30, 2009 related to the marketability of the securities or the issuer’s ability to honor redemption obligations. Consequently, the securities were not deemed to be other than temporarily impaired.

At June 30, 2009, there was no intent to sell any of the securities classified as available for sale. Furthermore, it is not more likely than not that BancShares will have to sell any such securities before a recovery of the carrying value. With respect to investment securities held to maturity, BancShares has the ability and intent to hold those securities until they mature.

At June 30, 2009, other assets includes $46,677 of Federal Home Loan Bank of Atlanta (FHLB Atlanta) stock compared to $45,797 at December 31, 2008 and $40,179 at June 30, 2008. The FHLB Atlanta stock, which is redeemable only through the issuer, is carried at its par value. The FHLB Atlanta discontinued payment of dividends in the fourth quarter of 2008 in response to concerns over continued volatility in the financial markets. The investment in the FHLB Atlanta stock is considered a long-term investment, and its value is based on the ultimate recoverability of par value. Management has concluded that the investment in FHLB Atlanta stock was not other-than-temporarily impaired as of June 30, 2009.

For each period presented, securities gains (losses) include the following:

	Six months ended June 30,
	2009	2008
Gross gains on sales of investment securities available for sale	$—	$8,051
Other than temporary impairment loss on an equity investment	(139)	—

Total securities gains (losses)	$(139)	$8,051

During 2008, following the completion of Visa Inc.’s initial public offering, FCB’s former member-bank investment was converted into 486,905 shares of Class B common stock. Immediately thereafter, 188,238 shares of Visa Inc. Class B common stock were redeemed resulting in a gain of $8,051. The remaining 298,667 shares of Class B common stock are restricted and are carried at a fair value of $0.

Investment securities having an aggregate carrying value of $2,012,080 at June 30, 2009 and $2,282,908 at June 30, 2008, were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

Note C

Fair Value Disclosures

Fair value estimates are made at a specific point in time based on relevant market information and information about each financial instrument. Where information regarding the fair value of a financial instrument is available, those values are used, as is the case with investment securities, residential mortgage loans and certain long-term obligations. In these cases, an open market exists in which those financial instruments are actively traded.

Because no market exists for many financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. For these financial instruments with a fixed interest rate, an analysis of the related cash flows was the basis for estimating fair values. The expected cash flows were then discounted to the valuation date using an appropriate discount rate. The discount rates used represent the rates under which similar transactions would be currently negotiated. For June 30, 2009, the fair value for loans, net of allowance for loan and lease losses included an adjustment of approximately 5 percent of gross loans to reflect the unfavorable liquidity conditions that existed in various financial markets. Generally, the fair value of variable rate financial instruments equals the book value.

	June 30, 2009		December 31, 2008		June 30, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$637,896	$637,896	$593,375	$593,375	$711,651	$711,651
Overnight investments	229,668	229,668	174,616	174,616	395,450	395,450
Investment securities available for sale	3,745,385	3,745,385	3,219,980	3,219,980	2,966,296	2,966,296
Investment securities held to maturity	4,140	4,379	5,873	6,110	6,957	7,143
Loans held for sale	115,920	115,920	69,399	69,399	88,879	88,879
Loans, net of allowance for loan and lease losses	11,360,763	10,921,038	11,492,317	12,001,307	11,079,743	11,423,239
Income earned not collected	66,226	66,226	72,029	72,029	71,107	71,107

Deposits	14,358,149	14,435,457	13,713,763	13,810,690	13,075,411	13,135,698
Short-term borrowings	599,853	599,853	647,028	647,028	1,130,788	1,130,788
Long-term obligations	735,803	702,920	733,132	735,098	609,277	598,263
Accrued interest payable	59,807	59,807	50,923	50,923	45,297	45,297

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

Among BancShares’ assets and liabilities, investment securities available for sale and interest rate swaps accounted for as cash flow hedges are reported at their fair values on a recurring basis. Certain other assets are adjusted to their fair value on a nonrecurring basis, including loans held for sale, which are carried at the lower of cost or market. Impaired loans, other real estate, goodwill and other intangible assets are periodically tested for impairment. Loans held for investment, deposits, short-term borrowings and long-term obligations are not reported at fair value.

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of June 30, 2009:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
June 30, 2009
Assets measured at fair value
Investment securities available for sale
U.S. Government	$3,169,883	$3,169,883	$—	$—
Corporate bonds	457,742	457,742	—	—

Residential mortgage-backed securities	96,721	—	96,721	—
Equity securities	14,597	14,597	—	—
State, county, municipal	1,617	—	1,617	—
Other	4,825	—	—	4,825

Total	$3,745,385	$3,642,222	$98,338	$4,825

Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	6,440	—	6,440	—

December 31, 2008
Assets measured at fair value
Investment securities available for sale
U.S. Government	$3,112,428	$3,112,428	$—	$—

Residential mortgage-backed securities	82,952	—	82,952	—
Equity securities	16,120	16,120	—	—
State, county, municipal	3,053	—	3,053	—
Other	5,427	—	—	5,427

Total	$3,219,980	$3,128,548	$86,005	$5,427

Liabilities measured at fair value
Interest rate swap accounted for as cash flow hedges	10,668	—	10,668	—

Prices for US Government securities and corporate bonds are readily available in the active markets in which those securities are traded, and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for residential mortgage-backed securities and for state, county and municipal securities are obtained using the fair values of similar securities, and the resulting fair values are shown in the ‘Level 2 input’ column. Prices for all other securities, which include a residual interest that was retained from a securitization transaction, are determined based on various assumptions that are not observable. The fair values for these investment securities are shown in the ‘Level 3 input’ column. With respect to the residual interest in the asset securitization, the assumed prepayment speed, discount rate and credit spread are not observable in the market due to illiquidity and the uniqueness of the underlying assets.

Under the terms of the existing cash flow hedges, BancShares pays a fixed payment to the counterparty in exchange for receipt of a variable payment that is determined based on the 3-month LIBOR rate. The fair value of the cash flow hedge is therefore based on projected LIBOR rates for the duration of the hedge, values that, while observable in the market, are subject to adjustment due to pricing considerations for the specific instrument.

For those investment securities available for sale with fair values that are determined by reliance on significant unobservable inputs, the following table identifies the factors causing the change in fair value during the first six months of 2009 and 2008:

	Investment securities available for sale with fair values based on significant unobservable inputs
Description	2009	2008
Beginning balance, January 1,	$5,427	$9,924
Total gains (losses), realized or unrealized:
Included in earnings	—	—
Included in other comprehensive income	195	192
Purchases, sales, issuances and settlements, net	(797)	(2,920)
Transfers in/out of Level 3	—	—

Ending balance, June 30	$4,825	$7,196

No gains or losses were reported for the six-month periods ended June 30, 2009 and 2008 that relate to fair values estimated based on unobservable inputs.

Certain financial assets and financial liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are therefore carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. For financial assets and financial liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of June 30, 2009:

	Fair value	Fair value measurements using:
Description		Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
June 30, 2009
Loans held for sale	$39,997	$—	$—	$39,997
Impaired loans	18,624	—	—	18,624

December 31, 2008
Loans held for sale	69,399	—	—	69,399
Impaired loans	27,858	—	—	27,858

The values of loans held for sale are based on prices observed for similar pools of loans. The values of impaired loans are determined by either the collateral value or by the discounted present value of the expected cash flows.

Certain non-financial assets and non-financial liabilities are measured at fair value on a nonrecurring basis. Other assets includes certain foreclosed assets that are measured and reported at fair value using Level 2 inputs for observable market data or, if needed, Level 3 inputs for valuations based on non-observable criteria. During the six month period ended June 30, 2009, foreclosures of other real estate totaled $20,307, all of which was valued using Level 3 inputs. In connection with the measurement and initial recognition of foreclosed assets, BancShares recognized charge-offs totaling $8,294. Based on updates to Level 3 inputs, foreclosed property with a fair value of $5,188 as of June 30, 2009 incurred write-downs that totaled $729 during the six-month period ended June 30, 2009.

At June 30, 2009, impaired loans, which include commercial purpose nonaccrual loans and troubled debt restructurings, totaled $35.1 million. Allowances for impaired loans represent the difference between the impaired loans’ carrying value and the estimated collateral value or the present value of anticipated cash flows. At June 30, 2009, $24.3 million of impaired loans required allowances of $5.7 million to adjust the loans to their fair value of $18.6 million. The remaining $10.8 million of impaired loans did not require allowances based on underlying collateral values. The calculation of allowance for impaired loans is highly dependent on collateral valuations. Since all impaired loans at June 30, 2009 are secured by real estate, fair values are based on appraised values with adjustments for various factors including estimated holding costs. Given the significant instability in real estate markets, particularly in the Atlanta, Georgia area and in Southwest Florida, the valuations are subject to significant variation based on further reductions or recoveries of property values.

Note D

Employee Benefit Plans

Pension expense is a component of employee benefits expense. For the three and six month periods ended June 30, the components of pension expense are as follows:

	Three month periods ended June 30,		Six month periods ended June 30,
	2009	2008	2009	2008
Service cost	$3,669	$630	$6,282	$6,087
Interest cost	6,584	1,473	10,867	10,560
Expected return on assets	(8,584)	(1,327)	(13,751)	(14,302)
Amortization of prior service cost	63	12	104	109
Amortization of net actuarial loss	1,075	503	1,788	503

Total pension expense	$2,807	$1,291	$5,290	$2,957

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

Note F

Derivatives

At June 30, 2009, BancShares had two interest rate swaps that qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities and Statement of Financial Accounting Standards No. 161 Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133. The fair values of these derivatives are included in other liabilities in the consolidated balance sheets and in the net change in other liabilities in the consolidated statements of cash flows.

The interest rate swaps are used for interest rate risk management purposes and convert variable-rate exposure on outstanding debt to a fixed rate. The interest rate swaps each have a notional amount of $115,000, representing the amount of variable-rate trust preferred capital securities issued during 2006. The 2006 interest rate swap hedges interest payments through June 2011 and requires fixed-rate payments by BancShares at 7.125 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. The 2009 interest rate swap hedges interest payments from July 2011 through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR. As of June 30, 2009, collateral with a fair value of $9,211 was pledged to secure the existing obligation under the interest rate swaps. For both swaps, settlement occurs quarterly.

	June 30, 2009		December 31, 2008
	Notional amount	Estimated fair value of (asset) liability	Notional amount	Estimated fair value of liability
2006 interest rate swap hedging fixed rate exposure on trust preferred capital securities 2006-2011	$115,000	$8,792	$115,000	$10,668
2009 interest rate swap hedging fixed rate exposure on trust preferred capital securities 2011-2016	115,000	(2,352)	—	—

		$6,440		$10,668

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swaps have been fully effective since inception. Therefore, changes in the fair value of the interest rate swaps have had no impact on net income. For the six-month periods ended June 30, 2009 and 2008, BancShares recognized interest expense of $2,338 and $937, respectively, resulting from the interest rate swaps, none of which relates to ineffectiveness.

The following table discloses activity in accumulated other comprehensive income related to the interest rate swaps during the six-month periods ended June 30, 2009 and 2008.

	2009	2008
Accumulated other comprehensive loss resulting from interest rate swaps as of January 1	$(6,456)	$(3,240)
Other comprehensive income recognized during six-month period ended June 30	2,559	199

Accumulated other comprehensive loss resulting from interest rate swaps as of June 30	$(3,897)	$(3,041)

BancShares monitors the credit risk of the interest rate swap counterparty.

Note G

Segment Disclosures

BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and ISB. FCB and ISB offer similar products and services to customers through operations conducted under separate charters. A substantial portion of our revenue is derived from our operations in North Carolina, Virginia, Georgia, Florida, California and Texas. The financial results and trends of ISB reflect the impact of the de novo nature of its growth.

In the aggregate, FCB and its consolidated subsidiaries, which are integral to its branch operation, and ISB account for more than 90 percent of consolidated assets, revenues and net income. Other includes activities of the parent company and Neuse, Incorporated (Neuse), a subsidiary that owns real property. During the second quarter of 2009 Neuse purchased from ISB foreclosed properties that had a carrying value of $7,801. This transaction will benefit ISB by reducing problem assets and improving certain operating ratios. To facilitate the potential purchase of additional foreclosed property in the future, ISB has agreed to lend Neuse up to $20,000 under a revolving line of credit.

The adjustments in the accompanying tables represent the elimination of the impact of certain inter-company transactions. The adjustments to interest income and interest expense neutralize the earnings and cost of inter-company borrowings. The adjustments to noninterest income and noninterest expense reflect the elimination of certain fees paid by one company to another within BancShares’ consolidated group. The adjustments to noninterest income and noninterest expense for six-month periods ended June 30, 2009 and 2008, include $4,570 and $4,770, respectively, paid by ISB to FCB for management fees and various other services including data and check processing.

	ISB	FCB	Other	Total	Adjustments	Consolidated
June 30, 2009
Total assets	$2,654,534	$14,601,756	$2,181,110	$19,437,400	$(2,119,520)	$17,317,880
Loans and leases	2,154,136	9,368,909	—	11,523,045	—	11,523,045
Allowance for loan and lease losses	38,425	123,857	—	162,282	—	162,282
Goodwill	793	101,832	—	102,625	—	102,625
Nonperforming assets	61,246	33,364	7,801	102,411	—	102,411
Deposits	2,050,384	12,334,886	—	14,385,270	(27,121)	14,358,149

December 31, 2008
Total assets	$2,563,950	$13,879,815	$2,174,079	$18,617,844	$(1,872,182)	$16,745,662
Loans and leases	2,208,024	9,441,862	—	11,649,886	—	11,649,886
Allowance for loan and lease losses	37,335	120,234	—	157,569	—	157,569
Goodwill	793	101,832	—	102,625	—	102,625
Nonperforming assets	46,755	24,911	—	71,666	—	71,666
Deposits	1,970,795	11,782,062	—	13,752,857	(39,094)	13,713,763

June 30, 2008
Total assets	$2,651,340	$13,535,501	$2,605,523	$18,792,364	$(2,369,690)	$16,422,674
Loans and leases	2,160,843	9,063,433	—	11,224,276	—	11,224,276
Allowance for loan and lease losses	28,341	116,192	—	144,533	—	144,533
Goodwill	793	101,832	—	102,625	—	102,625
Nonperforming assets	36,005	11,279	—	47,284	—	47,284
Deposits	2,065,989	11,059,080	—	13,125,069	(49,658)	13,075,411

	ISB	FCB	Other	Total	Adjustments	Consolidated
Three months ended June 30, 2009
Interest income	$32,461	$143,061	$1,454	$176,976	$(135)	$176,841
Interest expense	13,484	40,844	5,616	59,944	(135)	59,809

Net interest income	18,977	102,217	(4,162)	117,032	—	117,032
Provision for loan and lease losses	10,064	10,695	—	20,759	—	20,759

Net interest income after provision for loan and lease losses	8,913	91,522	(4,162)	96,273	—	96,273
Noninterest income	3,318	72,891	(545)	75,664	(2,500)	73,164
Noninterest expense	23,181	139,675	512	163,368	(2,500)	160,868

Income (loss) before income taxes	(10,950)	24,738	(5,219)	8,569	—	8,569
Income taxes	(3,886)	8,078	(1,823)	2,369	—	2,369

Net income (loss)	$(7,064)	$16,660	$(3,396)	$6,200	$—	$6,200

Three months ended June 30, 2008
Interest income	$34,446	$165,261	$5,938	$205,645	$(3,645)	$202,000
Interest expense	18,705	54,194	7,893	80,792	(3,645)	77,147

Net interest income	15,741	111,067	(1,955)	124,853	—	124,853
Provision for loan and lease losses	5,959	7,404	—	13,363	—	13,363

Net interest income after provision for loan and lease losses	9,782	103,663	(1,955)	111,490	—	111,490
Noninterest income	3,280	78,555	509	82,344	(2,744)	79,600
Noninterest expense	21,252	130,397	563	152,212	(2,744)	149,468

Income (loss) before income taxes	(8,190)	51,821	(2,009)	41,622	—	41,622
Income taxes	(2,225)	18,321	(700)	15,396	—	15,396

Net income (loss)	$(5,965)	$33,500	$(1,309)	$26,226	$—	$26,226

	ISB	FCB	Other	Total	Adjustments	Consolidated
Six months ended June 30, 2009
Interest income	$65,125	$288,041	$3,630	$356,796	$(303)	$356,493
Interest expense	28,620	83,983	11,356	123,959	(303)	123,656

Net interest income	36,505	204,058	(7,726)	232,837	—	232,837
Provision for loan and lease losses	19,141	20,341	—	39,482	—	39,482

Net interest income after provision for loan and lease losses	17,364	183,717	(7,726)	193,355	—	193,355
Noninterest income	6,537	143,811	(546)	149,802	(5,097)	144,705
Noninterest expense	45,308	276,027	972	322,307	(5,097)	317,210

Income (loss) before income taxes	(21,407)	51,501	(9,244)	20,850	—	20,850
Income taxes	(7,655)	16,878	(3,236)	5,987	—	5,987

Net income (loss)	$(13,752)	$34,623	$(6,008)	$14,863	$—	$14,863

Six months ended June 30, 2008
Interest income	$70,206	$343,850	$14,348	$428,404	$(9,499)	$418,905
Interest expense	38,707	123,781	18,984	181,472	(9,499)	171,973

Net interest income	31,499	220,069	(4,636)	246,932	—	246,932
Provision for loan and lease losses	11,472	11,806	—	23,278	—	23,278

Net interest income after provision for loan and lease losses	20,027	208,263	(4,636)	223,654	—	223,654
Noninterest income	6,552	162,103	508	169,163	(5,397)	163,766
Noninterest expense	42,113	257,409	1,187	300,709	(5,397)	295,312

Income (loss) before income taxes	(15,534)	112,957	(5,315)	92,108	—	92,108
Income taxes	(4,988)	40,339	(1,854)	33,497	—	33,497

Net income (loss)	$(10,546)	$72,618	$(3,461)	$58,611	$—	$58,611

Note H

Subsequent Events

On July 17, 2009, FCB entered into a Purchase and Assumption Agreement (TVB Agreement) with the Federal Deposit Insurance Corporation (FDIC) to purchase substantially all the assets and assume the majority of the liabilities of Temecula Valley Bank (TVB) of Temecula, California. Immediately prior to the effectiveness of the TVB Agreement, the FDIC had seized TVB.

In its call report dated March 31, 2009, TVB reported:

Total assets	$1,492,407
Loans and leases	1,100,434
Deposits (includes $237,298 of brokered deposits)	1,333,053
Nonaccrual loans	146,628
Other real estate	35,660

During the third quarter of 2009, FCB will record the purchased assets and assumed liabilities at fair value. Under the terms of the TVB Agreement, FCB has the option to purchase any owned bank premises or to assume the leases on any or all of the banking offices. Except for brokered deposits that were retained by the FDIC, FCB assumed all of the deposit liabilities of TVB.

Loans, other real estate owned by TVB and purchased by FCB, and reimbursable expenses incurred by FCB are subject to loss share agreements that allocate prospective losses between FCB and the FDIC.

The following table provides additional information regarding the loss share agreements:

Range of losses incurred on loans, other real estate and reimbursable expenses	FDIC absorbs	FCB absorbs
< $193,000	—	100%
$193,000 - $464,000	80%	20%
> $464,000	95%	5%

Due to substantial effort required to estimate the fair values of the assets purchased and liabilities assumed, the contingencies resulting from the acquisition, and various other calculations, the accounting for the TVB acquisition is not complete at the time the accompanying financial statements are filed. Until the fair values are established, any gain to be recognized during the third quarter of 2009 resulting from the TVB acquisition can not be calculated.

The TVB Agreement only covers the assets and liabilities of TVB. Neither the assets, liabilities nor the common stock of TVB’s former parent company, Temecula Valley Bancorp Inc., were purchased or assumed by FCB.

For the financial statements and footnotes included in this Form 10-Q, subsequent events occurring prior to August 7, 2009 have been considered.

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

OVERVIEW

BancShares is a financial holding company with two wholly owned banking subsidiaries: First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and IronStone Bank (ISB), a federally-chartered thrift institution. FCB operates branches in North Carolina, Virginia, West Virginia, Maryland, Tennessee and California. ISB operates in Georgia, Florida, Texas, New Mexico, Arizona, California, Oregon, Washington, Colorado, Oklahoma, Missouri and Kansas. FCB and ISB offer similar banking products and services to customers through branch operations under separate charters. Each entity operates in different geographic markets, except in southern California, where ISB and FCB both operate since FCB’s third quarter 2009 acquisition discussed below. ISB has maintained a focus on providing products and services to commercial and business customers, while FCB has a broader customer base, including commercial and retail relationships. FCB offers a wide array of wealth management services through its trust department and a wholly-owned broker-dealer subsidiary. The financial results and trends of ISB reflect the impact of the de-novo nature of its growth.

On July 17, 2009, FCB entered into a Purchase and Assumption Agreement (TVB Agreement) with the Federal Deposit Insurance Corporation (FDIC) to purchase substantially all the assets and assume the majority of the liabilities of Temecula Valley Bank (TVB) of Temecula, California. Immediately prior to the effectiveness of the TVB Agreement, the FDIC had seized TVB. At March 31, 2009, TVB reported total assets of $1.5 billion, loans of $1.1 billion and deposits of $1.3 billion. TVB also reported nonaccrual loans totaling $146.6 million and other real estate owned totaling $35.7 million.

During the third quarter of 2009, the purchased assets and assumed liabilities will be recorded at fair value. Loans and other real estate owned by TVB and purchased by FCB are subject to a loss share agreement that allocates prospective losses between FCB and the FDIC. Under the terms of the TVB Agreement, FCB has the option to purchase any owned bank premises or to assume the leases on any or all of the banking offices. Except for brokered deposits that were retained by the FDIC, FCB assumed all of the deposit liabilities of TVB.

The TVB Agreement only covers the assets and liabilities of TVB. Neither the assets, liabilities nor the common stock of TVB’s former parent company, Temecula Valley Bancorp Inc., were purchased or assumed by FCB.

BancShares’ earnings and cash flows are derived primarily from the commercial banking activities conducted by its banking subsidiaries. These activities include commercial and consumer lending, deposit and treasury services products, cardholder, merchant, wealth management services as well as various other products and services typically offered by commercial banks. FCB and ISB gather interest-bearing and noninterest-bearing deposits from retail and commercial customers. BancShares and its subsidiaries also secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in various types of interest-earning assets including loans and leases, investment securities and overnight investments. We also invest in bank premises, furniture and equipment used to conduct the subsidiaries’ commercial banking business.

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

We seek to increase fee income within our key business units including cardholder and merchant services, insurance, treasury services, wealth management and other private banking services. We also remain focused on opportunities to generate income by providing various processing services to other banks.

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

As a result of costs arising from recent and projected failures of insured banks, the reserve level of the Federal Deposit Insurance Corporation’s (FDIC) Deposit Insurance Fund (DIF) has declined to less than the amount mandated by the Federal Deposit Insurance Reform Act of 2005. The FDIC has a legally-imposed duty to adopt a plan to restore the DIF to a specific level, and as a result increased deposit insurance rates and imposed a special assessment on all insured banks during the second quarter of 2009. The special assessment for BancShares totaled $7.8 million. Additional special assessments and further increases in FDIC insurance premiums could have a material negative impact upon our earnings.

PERFORMANCE SUMMARY

Weak economic conditions in our principal market areas have continued to have an adverse impact on our financial condition and results of operations through soft demand for our loan products, reduced noninterest income, a tighter net yield on interest-earning assets and provisions for credit costs. In various markets and throughout the country, unfavorable measures such as increased unemployment, falling real estate prices and increased default and bankruptcy rates demonstrate the difficult business conditions affecting the general economy.

BancShares’ earnings declined during the second quarter of 2009 compared to the second quarter of 2008. Consolidated net income during the second quarter of 2009 equaled $6.2 million, compared to $26.2 million earned during the corresponding period of 2008. The annualized return on average assets was 0.14 percent during the second quarter of 2009, compared to 0.64 percent during the same period of 2008. The annualized return on average equity was 1.73 percent during 2009, compared to 7.11 percent during the same period of 2008. Net income per share during the second quarter of 2009 totaled $0.59, compared to $2.51 during the second quarter of 2008. The $20.0 million or 76.4 percent earnings decrease resulted from a significant increase in noninterest expense, higher provision for loan and lease losses and lower revenues.

Financial Summary	Table 1

	2009		2008			Six Months Ended June 30
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2009	2008
	(thousands, except share data and ratios)
Summary of Operations
Interest income	$176,841	$179,652	$195,366	$199,080	$202,000	$356,493	$418,905
Interest expense	59,809	63,847	71,211	71,761	77,147	123,656	171,973

Net interest income	117,032	115,805	124,155	127,319	124,853	232,837	246,932
Provision for credit losses	20,759	18,723	22,142	20,195	13,350	39,482	23,278

Net interest income after provision for credit losses	96,273	97,082	102,013	107,124	111,503	193,355	223,654
Noninterest income	73,164	71,541	72,182	77,536	79,600	144,705	163,766
Noninterest expense	160,868	156,342	155,800	155,559	149,481	317,210	295,312

Income before income taxes	8,569	12,281	18,395	29,101	41,622	20,850	92,108
Income taxes	2,369	3,618	5,502	9,547	15,396	5,987	33,497

Net income	$6,200	$8,663	$12,893	$19,554	$26,226	$14,863	$58,611

Net interest income-taxable equivalent	$118,350	$117,225	$125,779	$128,872	$126,568	$235,575	$251,573

Per Share of Stock
Net income	$0.59	$0.83	$1.24	$1.87	$2.51	$1.42	$5.62
Cash dividends	0.300	0.300	0.275	0.275	0.275	0.600	0.550
Market price at period end (Class A)	133.65	131.80	152.80	179.00	139.49	133.65	139.49
Book value at period end	137.45	137.65	138.33	144.17	142.54	137.45	142.54
Tangible book value at period end	127.32	127.48	128.13	133.92	132.24	127.32	132.24

Selected Quarterly Averages
Total assets	$17,309,656	$16,945,383	$16,741,696	$16,377,570	$16,396,288	$17,128,427	$16,354,991
Investment securities	3,578,604	3,246,899	3,147,906	2,956,398	3,197,849	3,413,655	3,171,148
Loans and leases	11,621,450	11,659,873	11,665,522	11,440,563	11,154,400	11,640,555	11,058,053
Interest-earning assets	15,725,319	15,373,383	15,247,645	14,772,491	14,801,252	15,550,310	14,726,602
Deposits	14,316,103	13,897,701	13,544,762	13,003,821	12,969,423	14,107,973	12,940,377
Interest-bearing liabilities	12,840,612	12,596,452	12,471,757	12,187,085	12,281,649	12,719,207	12,295,390
Long-term obligations	734,042	733,087	730,360	613,046	609,301	733,567	542,516
Shareholders’ equity	$1,433,427	$1,438,109	$1,497,619	$1,496,573	$1,484,143	$1,435,695	$1,473,741
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Selected Quarter-End Balances
Total assets	$17,317,880	$17,214,265	$16,745,662	$16,665,605	$16,422,674	$17,317,880	$16,422,674
Investment securities	3,749,525	3,324,770	3,225,853	2,935,593	2,973,253	3,749,525	2,973,253
Loans and leases	11,638,965	11,497,079	11,649,886	11,563,711	11,224,276	11,638,965	11,224,276
Interest-earning assets	15,618,157	15,706,732	15,119,754	14,891,934	14,681,858	15,618,157	14,681,858
Deposits	14,358,149	14,229,548	13,713,763	13,372,468	13,075,411	14,358,149	13,075,411
Interest-bearing liabilities	12,719,311	12,827,449	12,441,025	12,383,450	12,147,269	12,719,311	12,147,269
Long-term obligations	735,803	733,056	733,132	649,214	609,277	735,803	609,277
Shareholders’ equity	$1,434,213	$1,436,277	$1,443,375	$1,504,334	$1,487,282	$1,434,213	$1,487,282
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Selected Ratios and other data
Rate of return on average assets	0.14	%0.21%	0.31%	0.64%	0.64%	0.18%	0.72%
Rate of return on average shareholders’ equity	1.73	2.44	3.43	7.11	7.11	2.09	8.00
Net yield on interest-earning assets
(taxable equivalent)	3.01	3.09	3.28	3.47	3.44	3.05	3.43
Allowance for loan and lease losses to to total loans and leases at period end	1.41	1.39	1.35	1.32	1.28	1.41	1.28
Nonperforming assets to total loans and leases plus other real estate at period end	0.89	0.86	0.61	0.53	0.42	0.89	0.42
Tier 1 risk-based capital ratio	13.30	13.29	13.20	13.01	13.14	13.30	13.14
Total risk-based capital ratio	15.59	15.57	15.49	15.33	15.48	15.59	15.48
Leverage capital ratio	9.68	9.83	9.88	10.01	9.89	9.68	9.89
Dividend payout ratio	50.85	36.14	22.18	14.71	10.96	42.25	9.79
Average loans and leases to average deposits	81.18	83.90%	86.13%	87.98%	86.01%	82.51%	85.45%

For the first six months of 2009, BancShares recorded net income of $14.9 million, compared to $58.6 million earned during the first six months of 2008. The $43.7 million or 74.6 percent decrease was attributable to higher provision for loan and lease losses and noninterest expense and reduced revenues. Net income per share for the first six months of 2009 amounted to $1.42, compared to $5.62 during the same period of 2008. On an annualized basis, BancShares returned 0.18 percent on average assets during the first six months of 2009, compared to 0.72 percent from the corresponding period of 2008. Annualized return on average equity for the first six months of 2009 was 2.09 percent, down from 8.00 percent during the same period of 2008.

FDIC insurance expense has increased materially compared to the comparable periods of 2008, up $13.1 million during the second quarter of 2009 versus the second quarter of 2008 and $16.6 million on a year-to-date basis.

When compared to the first quarter of 2009, average loans and leases declined slightly during the second quarter due to soft economic conditions and customer desire to reduce outstanding debt obligations. Average deposits increased at a healthy pace during the second quarter, up $418.4 million or 3.0 percent. The strong deposit growth allowed the investment securities portfolio to increase by $331.7 million, or 10.2 percent, providing additional balance sheet liquidity.

Asset quality measurements weakened during the second quarter as net charge-offs increased to $20.8 million compared to $14.0 million the previous quarter. Net charge-offs as a percentage of average loans for the second quarter of 2009 equaled 0.73 percent. The allowance for loan and lease losses was up slightly from March 31, 2009 to $162.3 million, representing 1.41 percent of total loans and leases as of June 30, 2009. Nonperforming assets equaled $102.4 million at June 30, 2009, up $3.6 million or 3.6 percent from March 31, 2009. Continuing weakness in residential real estate markets, primarily in our Atlanta and southwest Florida markets, account for the majority of the increase in our net-charge offs and nonperforming assets.

The decline in residential real estate prices has adversely affected our financial results, primarily due to higher losses and costs arising from residential construction loans in the Atlanta, Georgia and southwest Florida markets. We have also observed higher delinquencies and losses in our revolving mortgage loan portfolio in North Carolina, Georgia and Florida. Because the majority of our commercial real estate loans are owner occupied, the decline in market values for commercial real estate has not had a material adverse impact on our delinquencies and losses. Because a substantial majority of our investment securities portfolio consists of U.S. Government securities and corporate bonds issued by financial institutions which are guaranteed by the full faith and credit of the United States of America, the carrying amount of our investment securities portfolio is generally not impacted by uncertainties in the credit markets.

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and maturity of the underlying asset. Riskier investments typically carry a higher interest rate, but expose the investor to potentially higher levels of default. We have historically focused on maintaining exceptional asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. United States Treasury and U.S. government agency securities represent 84.5 percent of our investment securities portfolio. Debt obligations guaranteed by the Temporary Liquidity Guarantee Program represent 12.2 percent of the investment securities portfolio. Residential mortgage-backed securities designated as available for sale and carried at fair value represent 2.6 percent of total investment securities.

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

Loans and leases. At June 30, 2009 and 2008, loans and leases totaled $11.52 billion and $11.22 billion, respectively. The $298.8 million or 2.7 percent growth from June 30, 2008 to June 30, 2009 resulted from growth within the commercial and revolving mortgage portfolios and commercial and industrial loans, partially offset by reductions in consumer and construction loans.

Commercial mortgage loans totaled $4.40 billion at June 30, 2009, representing 38.2 percent of the total loan and lease portfolio. This represents an increase of $232.7 million or 5.6 percent since June 30, 2008. Demand for loans secured by owner-occupied medical and professional facilities remained strong during the second quarter, particularly in expansion markets. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

Loans and Leases	Table 2

	2009		2008
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
			(thousands)
Real estate:
Construction and land development	$677,884	$735,619	$778,315	$803,935	$815,005
Commercial mortgage	4,397,247	4,336,382	4,343,809	4,265,501	4,164,592
Residential mortgage	858,036	862,637	894,802	897,181	896,634
Revolving mortgage	2,052,941	1,984,249	1,911,852	1,793,178	1,638,049
Other mortgage	155,483	152,561	149,478	152,764	147,424

Total real estate loans	8,141,591	8,071,448	8,078,256	7,912,559	7,661,704
Commercial and industrial	1,858,910	1,857,092	1,885,358	1,886,847	1,797,042
Consumer	1,070,290	1,132,059	1,233,075	1,317,421	1,337,820
Lease financing	332,644	344,054	353,933	346,757	335,877
Other	119,610	92,426	99,264	100,127	91,833

Total loans and leases	11,523,045	11,497,079	11,649,886	11,563,711	11,224,276
Less allowance for loan and lease losses	162,282	161,572	157,569	152,946	144,533

Net loans and leases	$11,360,763	$11,335,507	$11,492,317	$11,410,765	$11,079,743

At June 30, 2009, revolving mortgage loans totaled $2.05 billion, representing 17.8 percent of total loans and leases outstanding, an increase of $414.9 million or 25.3 percent since June 30, 2008. Attractive rates have stimulated line utilization during 2009.

Commercial and industrial loans totaled $1.86 billion or 16.1 percent of total loans and leases outstanding. These loans increased $61.9 million or 3.4 percent since June 30, 2008, the result of moderate customer demand and sales efforts in expansion markets.

Residential mortgage loans totaled $858.0 million or 7.4 percent of total loans and leases at June 30, 2009, down $38.6 million or 4.3 percent from June 30, 2008. We continue to sell on a servicing released basis substantially all of our current production of residential mortgage loans.

Consumer loans totaled $1.07 billion or 9.3 percent of total loans and leases at June 30, 2009, compared to $1.34 billion or 11.9 percent of loans and leases at June 30, 2008. The continuing reduction in consumer loans results from the discontinuation of indirect lending through our sales finance division in late 2008.

Construction and land development loans totaled $677.9 million or 5.9 percent of total loans at June 30, 2009, a decrease of $137.1 million or 16.8 percent since June 30, 2008. Given the continuing soft residential real estate markets, we have reduced our emphasis on this area of lending, particularly in the Atlanta, Georgia and southwest Florida markets.

At March 31, 2009, TVB reported loans and leases with a carrying value of $1.10 billion. During the third quarter, these loans will be recorded at their fair value. Aside from the loans acquired from TVB, we anticipate modest increases in commercial mortgage and commercial and industrial loans in the second half of 2009, as we continue to build our customer base in new markets. We expect revolving mortgage loans will continue to grow due to sustained demand. All growth projections are subject to change as a result of economic deterioration or improvement, competitive forces and other external factors.

Investment Securities	Table 3

	June 30, 2009				June 30, 2008
	Cost	Fair Value	Average Maturity (1) (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Average Maturity (1) (Yrs./Mos.)	Taxable Equivalent Yield
	(thousands)
Investment securities available for sale:
U. S. Government:
Within one year	$1,616,292	$1,629,648	0/6	2.80%	$1,452,932	$1,468,966	0/6	4.87%
One to five years	1,527,733	1,540,235	1/6	1.45	1,381,076	1,386,566	1/7	3.08
Five to ten years	—	—	—	—	2,550	2,547	5/0	4.90
Over ten years	—	—	—	—	—	—

Total	3,144,025	3,169,883	1/1	2.14	2,836,558	2,858,079	1/0	3.99
Residential mortgage-backed securities
Within one year	—	—	—	—	—	—
One to five years	23	21	2/1	5.38	40	37	3/1	5.40
Five to ten years	729	736	8/9	4.55	812	782	9/9	4.43
Over ten years	94,429	95,964	27/7	5.15	72,863	71,818	26/6	5.47

Total	95,181	96,721	27/1	5.15	73,715	72,637	26/10	5.46
State, county and municipal:
Within one year	480	483	0/8	4.82	1,702	1,709	0/10	3.90
One to five years	1,110	1,124	2/10	4.64	1,419	1,415	3/5	4.69
Five to ten years	—	—	—	—	—	—
Over ten years	10	10	11/5	4.97	66	65	20/5	4.44

Total	1,600	1,617	2/3	4.70	3,187	3,189	2/4	4.26
Corporate bonds (2)
One to five years	457,572	457,742	2/8	1.87	—	—	—	—

Total	457,572	457,742	2/9	1.95	—	—	—	—
Other
Five to ten years	2,894	4,825	8/11	11.03	—	—	—	—
Over ten years	—	—	—	—	5,385	7,196	12/1	11.13

Total	2,894	4,825	9/5	11.05	5,385	7,196	12/1	11.13
Equity securities	2,862	14,597			3,558	25,195

Total investment securities available for sale	3,704,134	3,745,385			2,922,403	2,966,296

Investment securities held to maturity:
Residential mortgage-backed securities
Five to ten years	3,834	4,035	7/9	5.54%	4,944	5,012	8/10	5.53%
Over ten years	154	192	18/2	6.45	176	210	19/8	6.41

Total	3,988	4,227	8/2	5.58	5,120	5,222	9/2	5.72
State, county and municipal:
Within one year	—	—			150	152	0/10	5.88
One to five years	152	152	4/4	5.55	—	—
Five to ten years	—	—			1,437	1,519	9/10	6.02

Total	152	152	4/4	5.55	1,587	1,671	9/3	6.01
Other
One to five years	—	—			250	250	0/4	3.25

Total	—	—	—	—	250	250	0/4	3.25

Total investment securities held to maturity	4,140	4,379	8/1	5.58	6,957	7,143	8/9	5.50

Total investment securities	$3,708,274	$3,749,764			$2,929,360	$2,973,439

(1)	Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35.0% for federal income tax purposes and 6.9% for state income taxes for all periods.
(2)	Guaranteed debt securities issued pursuant to the Transitional Liquidity Guarantee Program.

Investment securities. Investment securities available for sale totaled $3.75 billion at June 30, 2009, compared to $2.97 billion at June 30, 2008. The $779.1 million or 26.3 percent increase results from improved liquidity resulting from deposit growth offset in part by lower demand for treasury services products by commercial customers. Available-for-sale securities are reported at their aggregate fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. Table 3 presents detailed information relating to the investment securities portfolio.

Income on interest-earning assets. Interest income amounted to $176.8 million during the second quarter of 2009, a $25.2 million or 12.5 percent decrease from the second quarter of 2008. The impact of falling asset yields more than offset the impact of growth in interest-earning assets. The taxable-equivalent yield on interest-earning assets for the second quarter of 2009 equaled 4.59 percent, compared to 5.53 percent for the corresponding period of 2008. Average interest-earning assets increased $924.1 million, the result of growth in average loans and investment securities.

Loan and lease interest income for the second quarter of 2009 equaled $155.4 million, a reduction of $11.7 million or 7.0 percent from the second quarter of 2008. The taxable-equivalent yield on the loan and lease portfolio equaled 5.45 percent during the second quarter of 2009, down 59 basis points from the same period of 2008. The lower yield resulted from origination of new loans and leases and adjustments of variable rate loans to current market rates. The impact of the declining loan yields more than offset the impact of the $467.1 million or 4.2 percent increase in average loans and leases during the second quarter of 2009.

Interest income earned on the investment securities portfolio amounted to $21.2 million during the second quarter of 2009 versus $32.6 million during the same period of 2008, a decrease of $11.4 million or 34.9 percent. This decrease is the net result of lower yields and higher average volume. The taxable-equivalent yield decreased 178 basis points from 4.24 percent in the second quarter of 2008 to 2.46 percent in the second quarter of 2009 due to the reinvestment of maturing securities at lower yields. Average investment securities increased $380.8 million or 11.9 percent from $3.20 billion during the second quarter of 2008 to $3.58 billion during the second quarter of 2009.

Interest income amounted to $356.5 million during the first six months of 2009, a $62.4 million or 14.9 percent decrease from the same period of 2008, the net result of lower yields and growth in interest-earning assets. The taxable-equivalent yield declined 111 basis points from 5.76 percent for the first six months of 2008 to 4.65 percent during the same period of 2009, caused by lower market interest rates during 2009.

For the six months ended June 30, 2009, loan and lease interest income equaled $312.0 million, a decrease of $32.3 million or 9.4 percent from the same period of 2008. The deterioration in interest income reflects the unfavorable effect of an 85 basis point decrease in loan and lease yields, the impact of which more than offset the benefit of a $582.5 million or 5.3 percent increase in average loans and leases.

For the six months ended June 30, 2009, income earned on the investment securities portfolio amounted to $44.0 million, compared to $68.2 million during the same period of 2008, a decrease of $24.2 million or 35.4 percent. This decrease was the result of lower interest rates, which more than offset the impact of liquidity-influenced portfolio growth. The yield on average investment securities declined 179 basis points resulting from the reinvestment of proceeds arising from maturing securities to current market rates. Average investment securities increased $242.5 million or 7.6 percent from $3.17 billion in 2008 to $3.41 billion in 2009.

Interest earned on overnight investments totaled $417,000 during the first six months of 2009 compared to $6.4 million during the same period of 2008, a $5.9 million decrease. Average balances declined by $1.3 million while the yield fell by 240 basis points.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Second Quarter

Table 4

	2009			2008			Increase (decrease) due to:
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
(thousands)				(thousands)
Assets
Loans and leases	$11,621,450	$156,001	5.45%	$11,154,400	$167,624	6.04%	$5,909	$(17,532)	$(11,623)
Investment securities:
U. S. Government	3,123,823	18,826	2.42	3,077,879	32,416	4.22	384	(13,974)	(13,590)
Residential mortgage-backed securities	100,399	1,234	4.93	79,778	1,057	5.33	265	(88)	177
Corporate bonds	335,417	1,580	1.88	—	—		790	790	1,580
State, county and municipal	2,878	162	22.58	4,915	82	6.71	(74)	154	80
Other	16,087	164	4.09	35,277	251	2.86	(166)	79	(87)

Total investment securities	3,578,604	21,966	2.46	3,197,849	33,806	4.24	1,199	(13,039)	(11,840)
Overnight investments	525,265	192	0.15	449,003	2,285	2.05	212	(2,305)	(2,093)

Total interest-earning assets	$15,725,319	$178,159	4.59%	$14,801,252	$203,715	5.53%	$7,320	$(32,876)	$(25,556)

Liabilities

Interest-bearing deposits:
Checking With Interest	$1,523,306	$357	0.09%	$1,468,617	$294	0.08%	$19	$44	$63
Savings	573,955	147	0.10	552,040	279	0.20	8	(140)	(132)
Money market accounts	3,816,462	6,570	0.69	3,097,573	13,637	1.77	2,223	(9,290)	(7,067)
Time deposits	5,561,474	41,816	3.02	5,365,159	50,647	3.80	1,731	(10,562)	(8,831)

Total interest-bearing deposits	11,475,197	48,890	1.71	10,483,389	64,857	2.49	3,981	(19,948)	(15,967)
Short-term borrowings	631,373	1,281	0.81	1,188,959	3,859	1.31	(1,458)	(1,120)	(2,578)
Long-term obligations	734,042	9,638	5.25	609,301	8,431	5.53	1,676	(469)	1,207

Total interest-bearing liabilities	$12,840,612	$59,809	1.87%	$12,281,649	$77,147	2.53%	$4,199	$(21,537)	$(17,338)

Interest rate spread			2.72%			3.00%

Net interest income and net yield on interest-earning assets		$118,350	3.02%		$126,568	3.44%	$3,121	$(11,339)	$(8,218)

Average loan and lease balances include nonaccrual loans and leases and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and state income tax rate of 6.90% for each period. The taxable-equivalent adjustment was $1,318 for 2009 and $1,140 for 2008.

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

Deposits. At June 30, 2009, deposits totaled $14.36 billion, an increase of $1.28 billion or 9.8 percent over June 30, 2008 caused by a surge in customer savings, continued demand for high-quality bank deposits and a desire by customers to seek safety from uncertain investment instruments. We continue to focus on deposit attraction and retention as a key business objective.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Six Months

									Table 5

	2009			2008			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$11,640,555	$313,146	5.42%	$11,058,053	$345,288	6.27%	$16,380	$(48,522)	$(32,142)
Investment securities:
U. S. Government	3,098,389	40,816	2.65	3,051,737	67,968	4.46	718	(27,870)	(27,152)
Residential mortgage-backed securities	95,493	2,382	5.03	81,474	2,163	5.34	358	(139)	219
Corporate bonds	197,882	1,858	1.88	—	—	—	929	929	1,858
State, county and municipal	3,649	241	13.32	4,939	163	6.64	(64)	142	78
Other	18,242	371	4.10	32,998	525	3.20	(268)	114	(154)

Total investment securities	3,413,655	45,668	2.69	3,171,148	70,819	4.48	1,673	(26,824)	(25,151)
Overnight investments	496,100	417	0.17	497,401	6,366	2.57	(15)	(5,934)	(5,949)

Total interest-earning assets	$15,550,310	$359,231	4.65%	$14,726,602	$422,473	5.76%	$18,038	$(81,280)	$(63,242)

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,494,396	$779	0.11%	$1,444,009	$664	0.09%	$(3)	$118	$115
Savings	559,812	315	0.11	546,082	561	0.21	20	(266)	(246)
Money market accounts	3,732,736	14,964	0.81	3,077,735	33,303	2.18	4,864	(23,203)	(18,339)
Time deposits	5,554,801	85,778	3.11	5,430,347	109,588	4.06	2,178	(25,988)	(23,810)

Total interest-bearing deposits	11,341,745	101,836	1.81	10,498,173	144,116	2.76	7,059	(49,339)	(42,280)
Short-term borrowings	643,895	2,602	0.81	1,254,701	12,040	1.93	(4,156)	(5,282)	(9,438)
Long-term obligations	733,567	19,218	5.24	542,516	15,817	5.83	5,266	(1,865)	3,401

Total interest-bearing liabilities	$12,719,207	$123,656	1.96%	$12,295,390	$171,973	2.81%	$8,169	$(56,486)	$(48,317)

Interest rate spread			2.69%			2.95%

Net interest income and net yield on interest-earning assets		$235,575	3.05%		$250,500	3.42%	$9,869	$(24,794)	$(14,925)

Average loan and lease balances include nonaccrual loans and leases and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35% and a state income tax rate of 6.90% for each period. The taxable-equivalent adjustment was $2,738 and $2,495 for 2009 and 2008, respectively.

At March 31, 2009, TVB reported deposits of $1.33 billion, $237.3 million of which were brokered deposits that were not assumed by FCB. However, we expect deposits resulting from the TVB acquisition to decline during the third and fourth quarters of 2009 as we apply less aggressive pricing strategies.

Short-term borrowings. At June 30, 2009, short-term borrowings totaled $599.9 million compared to $1.13 billion at June 30, 2008, a $530.9 million reduction. The 47.0 percent decline resulted from reduced demand for treasury service products caused by falling interest rates.

Long-term obligations. Long-term obligations equaled $735.8 million at June 30, 2009, up $126.5 million from June 30, 2008 due to borrowings from the Federal Home Loan Bank of Atlanta (FHLB) during the third and fourth quarters of 2008.

Expense on interest-bearing liabilities. Interest expense amounted to $59.8 million during the second quarter of 2009, a $17.3 million or 22.5 percent decrease from the second quarter of 2008. Significantly lower rates more than offset the impact of the growth in interest-bearing liabilities. The rate on average interest-bearing liabilities equaled 1.87 percent during the second quarter of 2009, a 66 basis point decrease in the aggregate blended rate on interest-bearing liabilities as compared to the second quarter of 2008. Average interest-bearing liabilities increased $559.0 million or 4.6 percent from the second quarter of 2008 to the second quarter of 2009, the net result of growth among interest-bearing deposits and a decline in short-term borrowings.

Year-to-date interest expense equaled $123.7 million, compared to $172.0 million for the same period of 2008. The $48.3 million or 28.1 percent decrease results from lower interest rates, partially offset by the impact of growth in deposits and long-term borrowings. The rate on interest-bearing liabilities decreased from 2.81 percent during the first six months of 2008 to 1.96 percent for the same period of 2009, an 85 basis point drop. For the first six months of 2009, average interest-bearing liabilities increased $423.8 million or 3.4 percent from $12.30 billion to $12.72 billion. Average money market accounts increased $655.0 million or 21.3 percent to $3.73 billion while average time deposits increased $124.5 million or 2.3 percent to $5.55 billion, both of which we attribute in part to customers seeking to place deposits with high-quality banks. Average short-term borrowings decreased $610.8 million or 48.7 percent during 2009, due to rate-induced declines in treasury services balances. Average long-term obligations increased $191.1 million from $542.5 million to $733.6 million due to additional FHLB borrowings.

NET INTEREST INCOME

Net interest income totaled $117.0 million during the second quarter of 2009, a decrease of $7.8 million or 6.3 percent from the second quarter of 2008. The taxable-equivalent net yield on interest-earning assets equaled 3.02 percent for the second quarter of 2009, down 42 basis points from the second quarter 2008 net yield of 3.44 percent, and 7 basis points from the first quarter of 2009. For the six-month period ended June 30, 2009, net interest income decreased by $14.1 million or 5.7 percent from the same period of 2008 due to a 37 basis point contraction in the net yield on interest-earning assets. For both the second quarter and the first six months of 2009, the reduction in net interest income was due to the extremely low interest rate environment, the impact of which more than offset the benefit of balance sheet growth.

NONINTEREST INCOME

The growth of noninterest income is essential to our ability to sustain adequate levels of profitability. The primary sources of noninterest income are cardholder and merchant services income, service charges on deposit accounts, revenues derived from wealth management services and fees from processing services. During 2008, we also recorded a significant securities gain.

During the first half of 2009, noninterest income amounted to $144.7 million, compared to $163.8 million during the same period of 2008. Of the $19.1 million or 11.6 percent decrease in noninterest income, $8.1 million resulted from a 2008 securities gain recognized in conjunction with our investment in Visa, Inc. In addition to the impact of the Visa gain, due to weak economic conditions we experienced reductions in service charge income, wealth management services and cardholder and merchant services income during 2009.

Service charges on deposit accounts generated $37.0 million for the first six months of 2009, a decrease of $4.0 million or 9.8 percent from 2008. Reductions in transaction activity and lower interest rates caused service change and overdraft charges to decline during 2009.

Wealth management services generated $22.3 million in the first half of 2009 compared to revenues of $25.9 million in 2008. The $3.7 million or 14.2 percent decrease resulted from lower trust and brokerage income.

Cardholder and merchant services generated $45.6 million during the first six months of 2009, a decrease of $3.1 million or 6.5 percent compared to 2008. This decrease resulted primarily from lower interchange income, the result of reduced transaction volumes generated by both debit and credit cardholders.

Noninterest income benefited from improvements in fees from processing services and mortgage income. Mortgage income increased $2.1 million or 55.6 percent from $3.7 million in 2008 to $5.8 million in 2009. Servicing income and loan origination fees were up for the first six month period of 2009 caused by favorable impacts from higher refinance activity. Fees from processing services added $531,000 or 3.0 percent in 2009 caused by higher transaction volumes and the addition of new clients.

For the second quarter of 2009, noninterest income decreased $6.4 million or 8.1 percent from 2008. Consistent with the six month period, cardholder and merchant services income, service charges on deposit accounts and wealth management services all declined due to poor economic conditions. We anticipate that the trend of lower noninterest income will continue through the rest of 2009.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and employee benefit costs, occupancy expenses related to branch offices and support facilities, and equipment costs for branch offices and our technology infrastructure. During 2009, FDIC deposit insurance costs have emerged as a significant component of noninterest expense. Noninterest expense equaled $317.2 million for the first six months of 2009, a $21.9 million or 7.4 percent increase over the $295.3 million recorded during the same period of 2008.

Salaries and wages totaled $129.3 million for the first six months of 2009, an increase of $2.9 million or 2.3 percent when compared to the same period of 2008. The increase resulted from new branch offices, headcount additions in support functions during 2008 and the effect of mid-year 2008 merit increases. Employee benefits expense totaled $33.1 million for the first six months of 2009, an increase of $1.9 million or 6.1 percent. Pension expense increased $2.3 million while employee health costs increased $2.0 million during 2009. These increases were partially offset by lower executive retirement costs in 2009.

Occupancy expense amounted to $31.4 million during the first half of 2009 compared to $30.0 million during the same period of 2008. The $1.3 million or 4.4 percent increase resulted from higher expansion-related building costs. Furniture and equipment expense equaled $29.5 million in 2009, an increase of $1.4 million or 4.9 percent over the $28.1 million in 2008, primarily due to higher hardware and software costs.

FDIC deposit insurance expense increased $16.6 million from $1.3 million in the first six months of 2008 to $17.9 million in 2009, inclusive of a special assessment of $7.8 million. Expenses related to the maintenance, writedowns and resolution of other real estate increased $2.9 million during 2009 due to a significant increase in other real estate acquired through foreclosure in the Atlanta, Georgia and southwest Florida markets. Other expenses decreased $5.2 million or 6.6 percent from the first six months of 2008 to the same period of 2009 primarily due to a contingency accrual recorded during the second quarter of 2008 for a litigation exposure that has since been resolved.

For the second quarter of 2009, noninterest expense totaled $160.9 million, an $11.4 million or 7.6 percent increase over the same period of 2008. Employee benefits increased $2.8 million or 21.2 percent due to higher health insurance and pension costs. FDIC insurance expense increased $13.1 million in 2009 due to higher quarterly rates and the $7.8 million special assessment. Occupancy expense increased $1.3 million or 8.6 percent due from expansion of the branch network. Other expense decreased $8.0 million during the second quarter primarily due to the 2008 contingency accrual.

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

Income tax expense amounted to $6.0 million during the six months ended June 30, 2009, compared to $33.5 million during the same period of 2008. The 82.1 percent decrease in income tax expense was primarily the result of lower pretax earnings. The effective tax rates for these periods were 28.7 percent and 36.4 percent, respectively. For both the three and six-month periods ended June 30, 2009, the favorable impact of various permanent differences remained largely unchanged while pretax income declined, resulting in a lower effective tax rate.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

We continually monitor the capital levels and ratios for BancShares and the subsidiary banks to ensure that they comfortably exceed the minimum requirements imposed by their respective regulatory authorities and to ensure that the subsidiary banks’ capital is appropriate given each bank’s growth projection and risk profile. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material effect on the financial statements. Table 6 provides information on capital adequacy for BancShares as of June 30, 2009 and 2008.

We believe that the TVB acquisition by FCB will result in an increase in risk-weighted assets of approximately $850.0 million. This increase will thereby reduce leverage ratios for both BancShares and FCB by 60 basis points and risk-based capital ratios by 90 basis points for BancShares and FCB. Both BancShares and FCB remain well-capitalized on a proforma basis.

BancShares continues to exceed minimum capital standards and the banking subsidiaries remain well-capitalized. Due to the adequacy of our capital levels, we did not apply for TARP funding under the TARP Capital Purchase Program.

Capital Adequacy						Table 6

	Actual		Minimum requirement		Well-capitalized requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
June 30, 2009
Tier 1 risk-based capital	$1,659,778	13.30%	$499,310	4.00%	$624,138	5.00%
Total risk-based capital	1,945,751	15.59%	998,621	8.00%	1,248,276	10.00%
Tier 1 leverage capital	1,659,778	9.68%	514,363	3.00%	1,028,726	6.00%

June 30, 2008
Tier 1 risk-based capital	1,611,089	13.14%	490,286	4.00%	612,858	5.00%
Total risk-based capital	1,897,038	15.48%	980,572	8.00%	1,225,716	10.00%
Tier 1 leverage capital	1,611,089	9.89%	488,665	3.00%	977,330	6.00%

The sustained growth and operating losses of ISB has required BancShares to infuse significant amounts of capital into ISB to support its expanding balance sheet. Since ISB was formed in 1997, BancShares has provided $366.3 million in capital. BancShares’ prospective capacity to provide capital to support the future growth and expansion of ISB is highly dependent upon FCB’s ability to return capital through dividends to BancShares. Dividends from FCB to BancShares provide the sole source for capital infusions into ISB. These dividends also fund BancShares’ payment of shareholder dividends and interest payments on a portion of its long-term obligations.

During 2009, our board of directors authorized the repurchase of up to 100,000 shares of Class A common stock and up to 25,000 shares of Class B common stock. The authorization does not require repurchase of any particular number of shares. Any shares of stock that are repurchased will be cancelled. No shares have been purchased as of June 30, 2009.

RISK MANAGEMENT

In the normal course of its business, BancShares is exposed to various risks. To manage the major risks that are inherent in the operation of a financial holding company and to provide reasonable assurance that our long-term business objectives will be attained, various policies and risk management processes identify, monitor and manage risk within acceptable tolerances. Management continually refines and enhances its risk management policies and procedures to maintain effective risk management.

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

Credit risk. BancShares manages and monitors extensions of credit and the quality of the loan and lease portfolio through rigorous initial underwriting processes and periodic ongoing reviews. Underwriting standards reflect credit policies and procedures, and much of our credit approval process is centralized. We maintain a credit review function that conducts independent risk reviews and analyses for the purpose of ensuring compliance with credit policies and to monitor asset quality trends. The independent risk reviews include portfolio analysis by geographic location and horizontal reviews across industry sectors within the banking subsidiaries. We strive to identify potential credit problems as early as possible, to take charge-offs or write-downs as appropriate and to maintain adequate allowances for credit losses that are inherent in the loan and lease portfolio. The maintenance of excellent asset quality is one of our key performance measures.

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

In recent years, we have aggressively sought opportunities to provide financial services to businesses associated with and professionals within the medical community. Due to strong growth within this segment of our loan and lease portfolio, our loans and leases to borrowers in medical, dental or related fields totaled $2.80 billion as of June 30, 2009, which represents 24.3 percent of total loans and leases outstanding, compared to $2.45 billion or 21.8 percent at June 30, 2008. Except for this single concentration, no other industry represented more than 10 percent of total loans and leases outstanding at June 30, 2009.

Nonperforming assets include nonaccrual loans and leases and other real estate owned, which includes foreclosed property and closed branch facilities. At June 30, 2009, BancShares’ nonperforming assets amounted to $102.4 million or 0.89 percent of loans and leases plus foreclosed properties, compared to $71.7 million at December 31, 2008 and $47.3 million at June 30, 2008. Nonaccrual loans totaled $63.8 million at June 30, 2009 compared to $39.4 million at December 31, 2008 and $34.5 million at June 30, 2008. Other real estate equaled $33.3 million, $30.0 million and $12.8 million as of the respective dates. The increases in nonaccrual loans and other real estate primarily result from residential construction loans secured by properties located in the Atlanta, Georgia and southwest Florida markets, areas that have suffered from significant excess housing capacity and falling property values. Our borrowers, who are dependent on proceeds from sales to fund their obligations to us, face significant liquidity challenges. As real estate markets remain soft, we will continue to closely monitor nonperforming assets, taking necessary actions to minimize potential exposure.

Residential construction loans in the Atlanta, Georgia and southwest Florida markets as of June 30, 2009 equaled $91.0 million, compared to $105.1 million at December 31, 2008. As of June 30, 2009, $30.1 million of the residential construction loans were classified as nonperforming, and $27.7 million were identified as potential problem loans due to concerns about borrowers’ abilities to comply with existing loan repayment terms. We continue to closely monitor past due and problem accounts to identify any loans and leases that should be classified as impaired or non-accrual.

At March 31, 2009, TVB reported nonaccrual loans with a carrying value of $146.6 million and other real estate owned with a carrying value of $35.7 million. Nonaccrual loans and other real estate will be recorded at fair value as of the acquisition date, which will result in significant increases in FCB’s nonperforming assets during the third quarter. Prospective losses realized on other real estate owned by TVB will be shared between the FDIC and FCB.

At June 30, 2009, the allowance for credit losses totaled $169.5 million or 1.46 percent of total loans and leases, up $20.4 million from June 30, 2008 when the coverage ratio equaled 1.35 percent. The allowance for credit losses includes the allowance for loan and lease losses and the reserve for unfunded commitments. We continuously analyze the growth and risk characteristics of the loan and lease portfolio under current economic conditions in order to evaluate the adequacy of the allowance. Such factors as the financial condition of borrowers, fair market value of collateral and other considerations are recognized in estimating probable credit losses.

Our exposure to subprime loans is limited to programs we initiated to provide financing for affordable housing in connection with our ongoing efforts to comply with the Community Reinvestment Act. The carrying value of these loans as of June 30, 2009 was $3.5 million.

Summary of Loan and Lease Loss Experience and Risk Elements	Table 7

	2009		2008			Six Months Ended June 30
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2009	2008
	(thousands, except ratios)
Allowance for loan and lease losses at beginning of period	$161,572	$157,569	$152,946	$144,533	$141,591	$157,569	$136,974
Provision for credit losses	21,506	17,976	22,640	20,008	13,363	39,482	23,278
Net charge-offs:
Charge-offs	(22,048)	(14,976)	(19,119)	(12,790)	(11,566)	(37,024)	(18,172)
Recoveries	1,252	1,003	1,102	1,195	1,145	2,255	2,453

Net charge-offs	(20,796)	(13,973)	(18,017)	(11,595)	(10,421)	(34,769)	(15,719)

Allowance for loan and lease losses at end of period	$162,282	$161,572	$157,569	$152,946	$144,533	$162,282	$144,533

Reserve for unfunded commitments	$7,213	$7,923	$7,176	$7,674	$7,487	$7,213	$7,487
Average loans and leases	11,621,450	11,659,873	11,665,522	11,440,563	11,154,400	11,640,555	11,058,053
Loans and leases at period-end	11,523,045	11,497,079	11,649,886	11,563,711	11,224,276	11,523,045	11,224,276

Risk Elements
Nonaccrual loans and leases	$63,756	$62,903	$39,361	$39,598	$34,534	$63,756	$34,534
Other real estate	33,301	32,787	29,956	21,580	12,750	33,301	12,750
Troubled debt restructurings	5,334	3,100	2,349	988	—	5,334	—

Total nonperforming assets	$102,391	$98,790	$71,666	$62,166	$47,284	$102,391	$47,284

Accruing loans and leases 90 days or more past due	$25,988	$20,327	$22,459	$20,902	$10,885	$25,988	$10,885

Ratios

Net charge-offs (annualized) to average total loans and leases	0.73%	0.49%	0.61%	0.40%	0.38%	0.60%	0.29%
Percent of loans and leases at period-end:
Allowance for loan and lease losses	1.41	1.41	1.35	1.32	1.29	1.41	1.29
Reserve for unfunded commitments	0.06	0.07	0.06	0.07	0.07	0.06	0.07
Nonperforming assets to total loans and leases plus other real estate	0.89	0.86	0.61	0.54	0.42	0.89	0.42

At June 30, 2009, the allowance for loan and lease losses totaled $162.3 million or 1.41 percent of total loans and leases, compared to $144.5 million or 1.29 percent of loans and leases at June 30, 2008. The $17.7 million increase in the allowance was attributable to additional provisions related to downgrades of residential construction loans. In addition, due to charge-off trends and projections of continuing losses, the loss estimates related to revolving mortgage loans and consumer loans were increased, resulting in a $9.1 million increase in the allowance during the second quarter of 2009. We continuously analyze the growth and risk characteristics of the loan and lease portfolio under current economic conditions in order to evaluate the adequacy of the allowance. The allowance model considers the financial condition of borrowers, fair market value of collateral and other factors in estimating probable credit losses.

Management considers the allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at June 30, 2009, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require the recognition of adjustments to the allowance based on their judgments of information available to them at the time of their examination.

The provision for loan and lease losses charged to operations during the first six months of 2009 equaled $39.5 million, compared to $23.3 million during the comparable period of 2008. The $16.2 million increase resulted from higher net charge-offs and the impact of changes made to the allowance model in recognition of deterioration in revolving mortgage and consumer loans. Net charge-offs during the first half of 2009 equaled $34.8 million compared to $15.7 million during 2008. Charge-offs increased in all loan categories, including a $7.5 million increase in charge-offs on residential construction loans and $3.1 million increases in losses on both Equity Line and unsecured revolving loans. On an annualized basis, net charge-offs represent 0.60 percent of average loans and leases during the first six months of 2009 compared to 0.29 percent in the first six months of 2008.

Table 7 provides details concerning the allowance and provision for loan and lease losses during the past five quarters.

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

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our rate sensitivity and general balance sheet interest rate risk. However, during the second quarter of 2006, in conjunction with the issuance of $115.0 million in trust preferred securities, we entered into an interest rate swap to synthetically convert the variable rate coupon on the securities to a fixed rate of 7.125 percent for a period of five years. As a result of favorable market interest rates during the second quarter of 2009, we entered into a second five-year interest rate swap that will similarly convert the variable coupon rate to a fixed rate of 5.50 percent from June 2011 through June 2016.

We assess our interest rate risk by simulating future amounts of net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. These simulations indicate that net interest income will vary by less than seven percent when interest rates rise or decline by 200 basis points. We also utilize the market value of equity as a tool in measuring and managing interest rate risk. The market value of equity as a percentage of the economic value of assets is estimated to range from 6.4 percent to 8.4 percent when interest rates move 200 basis points in either direction.

Liquidity Risk. Liquidity risk results from the mismatching of asset and liability cash flows. We manage this risk by structuring our balance sheet prudently and by maintaining various borrowing resources to fund potential cash needs. We have historically maintained a strong focus on liquidity, and our deposit base represents our primary liquidity source. Through our deposit pricing strategies, we have the ability to stimulate or curtail deposit growth. We also maintain additional sources for borrowed funds through federal funds lines of credit and other borrowing facilities. At June 30, 2009, we had access to $525.0 million in unfunded borrowings through agreements with various correspondents. On a very limited basis, we also utilize deposit brokers to provide funding.

Once we have generated the needed liquidity and satisfied our loan and lease demand, residual liquidity is invested in overnight and longer-term investment products. Net of amounts pledged for various purposes, investment securities available for sale provide immediate liquidity as needed.

SEGMENT REPORTING

BancShares conducts its banking operations through its two banking subsidiaries, FCB and ISB. FCB and ISB offer similar products and services to customers. We monitor growth and financial results in these institutions separately and, within each institution, by geographic segregation.

Although FCB has grown through acquisition in certain of its markets, throughout its history the majority of its expansion has been accomplished on a de novo basis. Because of its size, the costs associated with FCB’s current rate of expansion are not material to its financial performance. Since ISB began operations in 1997, it has followed a de novo business model for growth and expansion. However, due to the rapid pace of its growth and the number of branch offices that have not attained sufficient size to achieve profitability, the financial results and trends of ISB are significantly affected by its current and continuing growth in markets and branch offices. Each new market ISB enters creates additional operating costs that are typically not fully offset by operating revenues until at least the third year after initial opening. Losses incurred since ISB’s inception total $77.4 million.

In the aggregate, FCB and ISB account for more than 90 percent of consolidated assets, revenues and net income. All other entities are combined for segment disclosure purposes, including activities of the parent company and Neuse, Incorporated (Neuse), a subsidiary that owns real property.

IronStone Bank. At June 30, 2009, ISB operated 56 facilities in twelve states. Assets totaled $2.65 billion at June 30, 2009 and 2008. ISB reported a net loss of $13.8 million during the first six months of 2009, compared to a net loss of $10.5 million reported during 2008. The higher net loss in 2009 resulted from a significant increase in the provision for loan and lease losses and higher noninterest expense. Net interest income increased $5.0 million from $31.5 million in 2008 to $36.5 million in 2009, the result of lower deposit interest rates and an improved net yield on interest-earning assets.

The provision for loan and lease losses totaled $19.1 million during the first six months of 2009, an increase of $7.7 million due to higher net charge-offs and allowances required by downgraded and nonperforming residential construction loans. Net charge-offs increased from $7.1 million in 2008 to $18.1 million in 2009. On an annualized basis, the ratio of current year net charge-offs to average loans and leases outstanding equaled 1.66 percent, compared to 0.67 percent in the prior year. For the second quarter of 2009, net charge-offs totaled $11.9 million, an increase of $6.6 million over the same period of 2008. Net charge-offs represent 2.19 percent of average loans and leases for the second quarter of 2008, compared to 0.98 percent for the same period of 2008.

Noninterest expense increased $3.2 million or 7.6 percent during the first half of 2009, versus the same period of 2008. Salaries and wages decreased $1.1 million or 6.9 percent during the first six months of 2009, the result of branch closings. Expenses related to the maintenance and resolution of other real estate surged $2.8 million due to higher balances of other real estate owned. FDIC deposit insurance expense increased $2.1 million due to higher rates and a special assessment. Similar variances were noted in the comparison of the second quarter of 2009 to the same period of 2008.

During the second quarter of 2009 Neuse purchased from ISB foreclosed properties that had a carrying value of $7.8 million. This transaction will benefit ISB by reducing problem assets and improve certain operating ratios. To facilitate the potential purchase of additional foreclosed property in the future, ISB has agreed to lend Neuse up to $20.0 million under a revolving line of credit.

First-Citizens Bank & Trust Company. At June 30, 2009, FCB operated 343 branches in five mid-Atlantic states. As a result of the TVB transaction in July 2009, FCB added 11 branches in California. FCB’s total assets increased $1.07 billion from $13.54 billion at June 30, 2008 to $14.60 billion at June 30, 2009. First Citizens generated net income of $34.6 million during the first two quarters of 2009, compared to net income of $72.6 million during 2008. The $38.0 million decline in net income resulted from higher noninterest expense and provision for loan and lease losses and lower revenues.

Noninterest expense increased $18.6 million or 7.2 percent during 2009, primarily the result of a $14.6 million increase in FDIC insurance costs and a $4.0 million increase in salary expense. FDIC insurance expense was also the primary cause of the increase in noninterest expense during the second quarter of 2009, when compared to the same period of 2008.

The provision for loan and lease losses increased $8.5 million due an $8.1 million increase in net charge-offs. On an annualized basis, the ratio of current year net charge-offs to average loans and leases outstanding equaled 0.36 percent, compared to 0.19 percent in the prior year. The increase in the provision for loan and lease losses during the second quarter resulted from a $3.7 million increase in net charge-offs. Net charge offs in the second quarter of 2009 equaled 0.38 percent of total loans and leases, compared to 0.23 percent during the second quarter of 2008.

FCB’s net interest income decreased $16.0 million or 7.3 percent during 2009, due to falling interest rates and a reduction in the net yield on interest-earning assets. FCB’s noninterest income decreased $18.3 million or 11.3 percent during the first six months of 2009 due, in part, to an $8.1 million reduction in securities gains. Additionally, reductions were noted in wealth advisory services, deposit service charges and cardholder and merchant services income for the three- and six-month periods ended June 30, 2009, when compared to the same periods of 2008.

IMPAIRMENT

Under the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (Statement 142), we are required to perform an impairment test each year to determine if goodwill is impaired. Since we adopted Statement 142, the annual impairment tests have been conducted as of July 31 each year, and have not indicated impairment exists.

Statement 142 also requires goodwill be tested for impairment as a result of other events including significant adverse change in the business climate. We performed an impairment test of our goodwill during the second quarter of 2009 due to the significant economic slowdown that began in 2008 and has continued into 2009. In addition, the market price of our common stock was slightly below book value at June 30, 2009.

Statement 142 provides a two-step method to evaluate and calculate impairment. The first step requires estimation of each reporting unit’s fair value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, we are required to determine whether an impairment charge must be recorded and, if so, the amount of such charge. Based on the results of the results of the first step, there was no indication of potential impairment for FCB’s goodwill; however, the test indicated that an impairment of ISB’s $793,000 of goodwill was possible.

The evaluation of impairment performed in the second step included the preparation of a fair value balance sheet for ISB to confirm whether impairment exists. Based on the fair value estimates considered in the analysis, including fair value discounts recognized on assets that are not carried at fair value, goodwill was not impaired for ISB. Therefore, no impairment of goodwill was recorded during the second quarter of 2009.

As of June 30, 2009, the market price of our common stock continued to trade below book value. If this situation persists or worsens, subsequent impairment tests may indicate that impairment exists for goodwill and other long-lived assets. An impairment charge could have a significant impact on our consolidated income statement. However, a goodwill impairment charge would not impact our capital ratios as those ratios are calculated using tangible capital amounts.

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

Three FASB Staff Positions (FSPs) became effective for BancShares on June 30, 2009. FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments requires fair value disclosures about financial instruments in interim financial statements as well as disclosures about estimation methods and disclosure of changes in method from prior periods. FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (OTTI FSP) creates a new model for evaluating OTTI in debt securities. The OTTI FSP requires an entity to record an OTTI charge if it intends to sell a debt instrument or if it can not assert it is more likely than not that it will not have to sell the security before recovery. If the entity does not intend to sell the security but does not expect to recover the amortized cost basis, the amount of the impairment that results from issuer credit will be reported in earnings and the remaining impairment related to liquidity will be reflected in other comprehensive income. FSP FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly requires companies, as they are estimating fair values for assets and liabilities that are subject to fair value measurement, to consider various factors to determine whether there has been a significant decrease in the volume and level of activity compared to normal market activity and to consider whether an observed transaction was not orderly based on the weight of available evidence. Implementation of the three FSPs did not have a material impact on the consolidated financial statements, although additional disclosures have been provided.

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

While it is possible that further regulatory actions will arise as the Federal government continues to address the economic situation, management is not aware of any further recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

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

Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions that affect our loan and lease portfolio, the abilities of our borrowers to repay their loans and leases, the values of real estate and other collateral, the impact of the acquisition of Temecula Valley Bank, and other developments or changes in our business that we do not expect.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of June 30, 2009, BancShares’ market risk profile has not changed significantly from December 31, 2008. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares’ internal control over financial reporting occurred during the second quarter of 2009 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

PART II

Item 1A.	Risk Factors

Unfavorable changes in economic conditions

BancShares’ business is highly affected by national, regional and local economic conditions. These conditions cannot be predicted or controlled, and may have a material impact on our operations and financial condition. Unfavorable economic developments such as an increase in unemployment rates, decreases in real estate values, rapid changes in interest rates, higher default and bankruptcy rates and various other factors could weaken the national economy as well as the economies of specific communities we serve. Weakness in our market areas could depress our earnings and financial condition because borrowers may not be able to repay their loans, collateral values may fall, and the general quality of our loan portfolio may decline.

Deposit insurance premiums

During 2009, due to a higher level of bank failures, the FDIC increased recurring deposit insurance premiums and imposed a special assessment on insured financial institutions. Due to the continuing volume of bank failures, it is possible that higher deposit insurance rates or additional special assessments will be required to restore the Deposit Insurance Fund to the Congressionally-established target.

Instability in real estate markets

Disruption in residential housing markets including reduced sales activity and falling market prices have adversely affected collateral values and customer demand, particularly with respect to our operations in Atlanta, Georgia and southwest Florida. Instability in residential and commercial real estate markets could result in higher credit losses in the future if customers default on loans that, as a result of lower property values, are no longer adequately collateralized. The weak real estate markets could also affect our ability to sell other real estate owned.

Access to capital

Based on existing capital levels, BancShares and its subsidiary banks maintain well-capitalized ratios under current leverage and risk-based capital standards. On a proforma basis considering the impact of the acquisition of Temecula Valley Bank, BancShares and FCB retain their well-capitalized status. Historically, our primary capital sources have been retained earnings and debt issued through both private and public markets including trust preferred capital securities and subordinated debt. The market for trust preferred capital securities has been severely limited during the current economic environment, and our ability to raise capital by issuing trust preferred capital securities at reasonable rates is highly questionable. A lack of access to capital could limit our ability to make new loans, to meet our existing lending commitments and could potentially affect our liquidity and capital adequacy.

The major rating agencies regularly evaluate our creditworthiness and assign credit ratings to the debt of BancShares and one of our bank subsidiaries. The agencies’ ratings are based on a number of factors, some of which are not within our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions affecting the financial services industry generally. In light of the difficulties currently confronting the financial services industry, there can be no assurance that we will maintain our current credit ratings. Rating reductions could adversely affect our access to funding sources and the cost of obtaining funding. Long-term debt ratings also factor into the calculation of deposit insurance premiums, and a reduction in our subsidiary bank’s ratings would increase premiums and expense.

Condition of other financial institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different financial service providers, including other banks, brokers and dealers in securities, and other institutional clients. Transactions with other financial institutions expose us to credit risk in the event of default of the counterparty. These types of losses could materially and adversely affect our results of operations or earnings.

Changes in interest rates

Our earnings and financial condition are highly dependent upon net interest income. The compression of interest rate spreads has adversely affected our earnings and financial condition. We cannot predict with certainty changes in interest rates or actions by the Federal Reserve that may have a direct impact on interest rates. While we maintain policies and procedures designed to mitigate the risks associated with changes in interest rates, those changes may nonetheless have further adverse effects on our profitability.

Changes in banking laws

Financial institutions are regulated under federal and state banking laws and regulations that primarily focus on the protection of depositors, federal deposit insurance funds and the banking system as a whole. Federal and state banking regulators possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on activities that could have a material adverse effect on our results of operations.

In addition, financial institutions are significantly affected by changes in economic and monetary policies. The current economic environment will likely result in increased compliance requirements, some of which may affect our results of operations.

Competition

There is intense competition among commercial banks in our market areas. In addition, we compete with other providers of financial services, such as credit unions, consumer finance companies, commercial finance and leasing companies and brokerage firms as well as other institutions that deliver their products and services through alternative delivery networks. Some of our larger competitors, including various banks that have a significant presence in our market areas, have the capacity to offer products and services we do not offer.

Catastrophic events

The occurrence of catastrophic events including weather-related events such as hurricanes, tropical storms, floods, windstorms or severe winter weather, as well as earthquakes, pandemic disease, fires and other catastrophes could adversely affect our consolidated financial condition or results of operations.

In addition to natural catastrophic events, man-made events such as acts of terror and governmental response to acts of terror could adversely affect general economic conditions, which could have a material impact on our results of operations.

Unpredictable natural and other disasters could have an adverse effect if those events materially disrupt our operations or affect customers’ access the financial services we offer. Although we carry insurance to mitigate our exposure to certain catastrophic events, catastrophic events could nevertheless affect our results of operations.

Operational and data security risk

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of illegal activities conducted by employees or outsiders, data security risk and operational errors. Our dependence on automated systems to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control.

Liquidity

Liquidity is essential to our businesses. Our deposit base represents our primary source of liquidity, and we normally have the ability to stimulate deposit growth through our pricing strategies. However, in circumstances where our ability to generate needed liquidity is impaired, we would need access to alternative liquidity sources such as overnight or other short-term borrowings. While we maintain access to alternative funding sources, we are dependent on the counterparty’s willingness to lend to us and their liquidity capacity.

Reliance on vendors

Third party vendors provide key components of our business infrastructure. Failures of these third parties to provide services for any reason could adversely affect our ability to deliver products and services to our customers. Replacing these third party vendors could also result in interruption of service and significant expense.

Litigation

The frequency of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us may have material adverse financial effects or cause significant reputational harm.

Interpretation of tax laws and regulations

Our interpretation of federal, state or local tax laws and regulations that allow for our estimation of tax liabilities may differ from tax authorities. Those differing interpretations may result in the disallowance of deductions or credits, differences in the timing of deductions or other differences that could result in the payment of additional taxes, interest or penalties that could materially affect our results of operations.

Changes in accounting standards

The Financial Accounting Standards Board periodically modifies the standards that govern the preparation of our financial statements. These changes are not predictable and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results or a cumulative adjustment to retained earnings.

Mergers and acquisitions

We must receive federal and state regulatory approvals before we can acquire a bank or bank holding company. Prior to granting approval, bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition and future prospects including current and projected capital ratios, the competence, experience and integrity of management, our record of compliance with laws and regulations, and the convenience and needs of the communities to be served, including our record of compliance under the Community Reinvestment Act. We cannot be certain when or if any required regulatory approvals will be granted or what conditions may be imposed by the approving authority.

In addition to the risks related to regulatory approvals, complications in the conversion of operating systems, data systems and products may result in the loss of customers, damage to our reputation, operational problems, one-time costs currently not anticipated or reduced cost savings resulting from a merger or acquisition. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of our businesses or the businesses of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition.

Volatility in stock price and impairment of goodwill

The market price of our common stock currently trades below book value. Market prices of our common stock price can fluctuate widely in response to a variety of factors including expectations of operating results, actual operating results, market perception of business combinations, stock prices of other companies that are similar to BancShares, general market expectations related to the financial services industry, and the potential impact of government actions affecting the financial services industry.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends could also cause our stock price to decrease regardless of our operating results.

Goodwill is tested for impairment at least annually and the impairment test compares the estimated fair value of a reporting unit with its net book value. If this situation persists or worsens, future goodwill impairment tests may indicate that impairment exists. A write-off of impaired goodwill could have a significant impact on our results of operations, but would not impact our capital ratios as such ratios are calculated using tangible capital amounts.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 27, 2009, at the Annual Meeting of Shareholders of Registrant, the shareholders considered the election of directors. The shareholder vote regarding the election of the nominees for Board of Directors was:

Nominee	For	Withheld	Broker Non-votes
J.M. Alexander, Jr.	30,922,348	141,797	—
C.H. Ames	30,981,105	83,040	—
V.E. Bell, III	30,923,580	140,565	—
G.H. Broadrick	30,925,069	139,076	—
H.H. Connell	30,983,103	81,042	—
H.M. Craig, III	30,922,618	141,527	—
H.L. Durham, Jr.	30,752,230	311,915	—
L.M. Fetterman	31,014,246	49,899	—
D.L. Heavner	31,028,517	35,628	—
F.B. Holding	30,963,955	100,190	—
F.B. Holding, Jr.	30,994,540	69,605	—
L.S. Jones	31,021,980	42,165	—
R.E. Mason, IV	31,029,055	35,090	—
R.T. Newcomb	30,969,359	94,786	—
L.T. Nunnellee, II	31,013,994	50,151	—
J.M. Parker	30,983,083	81,062	—
R.K. Shelton	31,029,012	35,133	—
R.C. Soles, Jr.	30,953,281	110,864	—
D.L. Ward, Jr.	30,771,002	293,143	—

Item 6.	Exhibits

10	Separation Agreement and Release between Registrant’s subsidiary First-Citizens Bank & Trust Company and Joseph A. Cooper, Jr., dated July 8, 2009

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer

32.2	Certifications of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2009	FIRST CITIZENS BANCSHARES, INC.
(Registrant)

	By:	/s/ KENNETH A. BLACK
Kenneth A. Black
Vice President, Treasurer and Chief Financial Officer