Form 10-Q
period 2009-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2009-11-09
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files)     Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of ‘accelerated filer’ and ‘large accelerated filer’ in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class A Common Stock—$1 Par Value—8,756,778 shares

Class B Common Stock—$1 Par Value—1,677,675 shares

(Number of shares outstanding, by class, as of November 9, 2009)

PART I

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets

First Citizens BancShares, Inc. and Subsidiaries

	September 30 2009 *	December 31 2008 #	September 30 2008 *
	(thousands, except share data)
Assets
Cash and due from banks	$723,031	$593,375	$724,216
Overnight investments	219,886	174,616	328,706
Investment securities available for sale	3,283,521	3,219,980	2,928,625
Investment securities held to maturity	3,788	5,873	6,309
Loans held for sale	78,485	69,399	63,924
Loans and leases:
Covered under FDIC loss sharing agreements	1,257,478	—	—
Not covered under FDIC loss sharing agreements	11,520,683	11,649,886	11,563,711
Less allowance for loan and lease losses	165,282	157,569	152,946

Net loans and leases	12,612,879	11,492,317	11,410,765
Premises and equipment	836,456	798,909	788,106
Other real estate owned:
Covered under FDIC loss sharing agreements	102,600	—	—
Not covered under FDIC loss sharing agreements	44,703	29,956	21,580
Income earned not collected	68,845	72,029	74,549
FDIC receivable for loss sharing agreements	243,000	—	—
Goodwill	102,625	102,625	102,625
Other intangible assets	6,976	3,810	4,320
Other assets	186,083	182,773	211,880

Total assets	$18,512,878	$16,745,662	$16,665,605

Liabilities
Deposits:
Noninterest-bearing	$3,261,987	$2,652,898	$2,652,620
Interest-bearing	12,086,968	11,060,865	10,719,848

Total deposits	15,348,955	13,713,763	13,372,468
Short-term borrowings	576,609	647,028	1,014,388
Long-term obligations	879,758	733,132	649,214
Other liabilities	192,872	208,364	125,201
Total liabilities	16,998,194	15,302,287	15,161,271

Shareholders’ Equity
Common stock:
Class A - $1 par value (8,756,778 shares issued for all periods)	8,757	8,757	8,757
Class B - $1 par value (1,677,675 shares issued for all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,413,993	1,326,054	1,316,030
Accumulated other comprehensive income (loss)	(53,510)	(36,880)	34,103

Total shareholders’ equity	1,514,684	1,443,375	1,504,334

Total liabilities and shareholders’ equity	$18,512,878	$16,745,662	$16,665,605

*	Unaudited
#	Derived from the 2008 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

First Citizens BancShares, Inc. and Subsidiaries

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
	(thousands, except share and per share data)
Interest income
Loans and leases	$170,690	$168,927	$482,723	$513,236
Investment securities:
U. S. Government	15,076	27,028	54,353	92,464
FNMA, GNMA and FHLMC mortgage-backed securities	1,329	1,038	3,711	3,201
Corporate bonds	2,205	—	4,063	—
State, county and municipal	32	52	187	158
Other	242	238	613	763

Total investment securities interest and dividend income	18,884	28,356	62,927	96,586
Overnight investments	116	1,797	533	8,163

Total interest income	189,690	199,080	546,183	617,985
Interest expense
Deposits	43,574	59,559	145,410	203,675
Short-term borrowings	980	3,724	3,582	15,764
Long-term obligations	9,859	8,478	29,077	24,295

Total interest expense	54,413	71,761	178,069	243,734

Net interest income	135,277	127,319	368,114	374,251
Provision for credit losses	18,265	20,008	57,747	43,286

Net interest income after provision for credit losses	117,012	107,311	310,367	330,965
Noninterest income
Gain on acquisitions	104,970	—	104,970	—
Cardholder and merchant services	25,306	25,645	70,905	74,388
Service charges on deposit accounts	20,336	21,099	57,350	62,114
Wealth management services	12,071	12,210	34,324	38,138
Fees from processing services	9,397	8,589	27,682	26,343
Securities (losses) gains	(177)	338	(316)	8,389
Other service charges and fees	4,078	5,040	12,495	13,512
Mortgage income	2,844	1,053	8,665	4,793
Insurance commissions	1,926	1,991	6,221	6,206
Other	1,880	1,571	5,040	7,419

Total noninterest income	182,631	77,536	327,336	241,302
Noninterest expense
Salaries and wages	66,131	66,447	195,428	192,859
Employee benefits	15,390	13,761	48,482	44,960
Occupancy expense	17,282	15,356	48,658	45,404
Equipment expense	14,990	14,613	44,462	42,715
FDIC deposit insurance expense	5,497	972	23,446	2,274
Foreclosure related expenses	3,869	45	7,291	533
Other	43,118	44,552	115,720	122,313

Total noninterest expense	166,277	155,746	483,487	451,058

Income before income taxes	133,366	29,101	154,216	121,209
Income taxes	50,898	9,547	56,885	43,044

Net income	$82,468	$19,554	$97,331	$78,165

Average shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453
Net income per share	$7.90	$1.87	$9.33	$7.49

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands, except share data)
Balance at December 31, 2007	$8,757	$1,678	$143,766	$1,246,473	$40,534	$1,441,208
Comprehensive income:
Net income	—	—	—	78,165	—	78,165
Unrealized securities losses arising during period, net of $4,185 deferred tax benefit	—	—	—	—	(6,509)	(6,509)
Change in unrecognized loss on cash flow hedge, net of $51 deferred tax	—	—	—	—	78	78

Total comprehensive income						71,734

Cash dividends	—	—	—	(8,608)	—	(8,608)

Balance at September 30, 2008	$8,757	$1,678	$143,766	$1,316,030	$34,103	$1,504,334

Balance at December 31, 2008	$8,757	$1,678	$143,766	$1,326,054	$(36,880)	$1,443,375
Comprehensive income:
Net income	—	—	—	97,331	—	97,331
Unrealized securities losses arising during period, net of $12,086 deferred tax benefit	—	—	—	—	(17,908)	(17,908)
Change in unrecognized loss on cash flow hedges, net of $834 deferred tax	—	—	—	—	1,278	1,278

Total comprehensive income						80,701

Cash dividends	—	—	—	(9,392)	—	(9,392)

Balance at September 30, 2009	$8,757	$1,678	$143,766	$1,413,993	$(53,510)	$1,514,684

At September 30, 2009, Accumulated Other Comprehensive Loss includes $27,483 in unrealized gains on investment securities available for sale, $75,815 in pension obligations, and an unrealized loss of $5,178 on cash flow hedges.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	Nine months ended September 30
	2009	2008
OPERATING ACTIVITIES
Net income	$97,331	$78,165
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	1,324	1,538
Provision for credit losses	57,747	43,663
Deferred tax (benefit) expense	30,148	(9,000)
Change in current taxes payable	5,743	3,891
Depreciation	42,453	40,274
Change in accrued interest payable	(8,399)	(20,233)
Change in income earned not collected	8,922	4,794
Gain on acquisitions	(104,970)	—
Securities losses (gains)	316	(8,389)
Origination of loans held for sale	(614,857)	(375,358)
Proceeds from sale of loans	612,916	386,594
Loss (gain) on sale of loans	(7,145)	661
Net amortization of premiums and discounts	31,295	3,837
Net change in other assets	26,554	(5,890)
Net change in other liabilities	(21,233)	8,320

Net cash provided by operating activities	158,145	152,867

INVESTING ACTIVITIES
Net change in loans outstanding	96,272	(731,623)
Purchases of investment securities held to maturity	(74)	—
Purchases of investment securities available for sale	(1,340,374)	(1,116,613)
Proceeds from maturities of investment securities held to maturity	2,159	1,287
Proceeds from maturities of investment securities available for sale	1,414,910	1,368,454
Proceeds from sales of securities available for sale	(151,556)	—
Net change in overnight investments	86,002	(62,497)
Additions to premises and equipment	(79,980)	(70,686)
Net cash received from acquisitions	51,381	—

Net cash provided (used) by investing activities	78,740	(611,678)

FINANCING ACTIVITIES
Net change in time deposits	249,592	(15,519)
Net change in demand and other interest-bearing deposits	(288,922)	459,443
Net change in short-term borrowings	(149,515)	(291,077)
Origination of long-term obligations	91,008	245,000
Cash dividends paid	(9,392)	(8,608)

Net cash (used) provided by financing activities	(107,229)	389,239

Change in cash and due from banks	129,656	(69,572)
Cash and due from banks at beginning of period	593,375	793,788

Cash and due from banks at end of period	$723,031	$724,216

CASH PAYMENTS FOR:
Interest	$186,468	$263,967
Income taxes	17,705	57,130

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities losses	$(29,994)	$(10,694)
Unrealized gain on cash flow hedge	2,112	129
Transfers of loans to other real estate	37,667	28,681
Acquisitions:
Assets acquired	1,924,715	—
Liabilities assumed	1,819,745	—

Net gain recognized	$104,970	$—

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

Acquisitions

Accounting principles generally accepted in the United States (US GAAP), requires that the acquisition method of accounting, formerly referred to as purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under US GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. US GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. In addition, acquisition-related costs and restructuring costs are recognized as period expenses as incurred.

BancShares’ wholly-owned subsidiary First-Citizens Bank & Trust Company (FCB) acquired Temecula Valley Bank (TVB) headquartered in Temecula, California on July 17, 2009 and Venture Bank (VB) headquartered in Lacey, Washington on September 11, 2009. The acquisitions of TVB and VB were completed with the assistance of the Federal Deposit Insurance Corporation (FDIC), which had been appointed Receiver of each entity by its respective state banking authority immediately prior to FCB’s acquisition. The acquired assets and assumed liabilities of TVB and VB were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisitions of TVB and VB. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, and statistically derived loss factors to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. TVB’s servicing asset related to its servicing of SBA loans sold was recorded at its estimated fair value based on an independent valuation. FCB also recorded an identifiable intangible asset representing the estimated value of the core deposits at TVB and VB. Management used quoted or current market prices to determine the fair value of investment securities, short term borrowings and long-term obligations that were assumed from TVB and VB.

Loans and Leases

Loans and leases that are held for investment purposes are carried at the principal amount outstanding. Loans that are classified as held for sale are carried at the lower of aggregate cost or fair value. Interest on substantially all loans is accrued and credited to interest income on a constant yield basis based upon the daily principal amount outstanding.

Acquired loans are recorded at fair value at the date of acquisition. The fair values of loans with evidence of credit deterioration (impaired loans) are recorded net of a non-accretable difference and, if appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is included in the carrying amount of acquired loans. Subsequent decreases to the expected cash flows will generally result in a provision for credit losses. Subsequent increases in cash flows result in a reversal of the provision for credit losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on the accretable yield. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. BancShares was unable to make such an estimate for acquired impaired loans.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Receivable from FDIC for Loss Sharing Agreements

Under loss sharing agreements with the FDIC, FCB recorded a receivable from the FDIC equal to 80 percent of the estimated losses in the covered loans and other real estate acquired from TVB and VB. The receivable was recorded at the present value of the estimated cash flows at the date of the respective acquisition and will be reviewed and updated prospectively as loss estimates related to covered loans and other real estate acquired through foreclosure change.

Other Real Estate Owned Covered under Loss Sharing Agreements

Other real estate acquired through foreclosure covered under loss sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC. Subsequent adjustments to the estimated recoverable value of covered other real estate result in a reduction of covered other real estate, and a charge to other expense, and an increase in the FDIC receivable for the estimated amount to be reimbursed, with a corresponding amount recorded as other income.

Servicing Asset

Other assets includes an estimate of the fair value of servicing rights on SBA loans that had been originated and subsequently sold by TVB. The asset value is updated each quarter based on valuations performed by an independent third party. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds, and other factors typical in such a valuation. SBA loan originations have been discontinued.

Recently Adopted Accounting Policies and Other Regulatory Issues

Various changes to US GAAP became effective during 2009. Except for the changes related to business combinations, none of these changes, which are summarized below, had a material impact on our financial condition, results of operations or liquidity.

•

Beginning January 1, 2009, changes to accounting for business combinations became effective. The new guidance established the acquisition method of accounting for all business combinations and required that an acquirer be identified for each business combination. The acquirer is required to recognize the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. The fair value established for loans includes any estimated losses; therefore, no allowance for loan losses is established at acquisition. The new guidance required that acquisition-related costs and restructuring costs be recognized as period expenses as incurred.

•

On January 1, 2009, enhanced disclosure requirements related to derivative financial instruments became effective. Subsequent to adoption, financial statements should explain why derivative instruments are used, how derivative instruments and related hedged items are accounted for under US GAAP and how derivative instruments and related hedged items affect the balance sheet, income statement and statement of cash flows.

•

Beginning June 30, 2009, entities were required to provide fair value disclosures about financial instruments in interim financial statements as well as disclosures about estimation methods and disclosure of changes in method from prior periods.

•

Beginning June 30, 2009, entities were required to adopt new guidelines to evaluate other than temporary impairment (OTTI) for debt securities. The new guidance for OTTI requires an entity to record an OTTI charge if it intends to sell a debt instrument or if it can not assert it is more likely than not that it will not have to sell the security before recovery. If the entity does not intend to sell the security but does not expect to recover the amortized cost basis, the amount of the impairment that results from issuer credit will be reported in earnings and the remaining impairment related to liquidity will be reflected in other comprehensive income.

•

Beginning June 30, 2009, when providing fair value disclosures, entities must consider various factors to determine whether there has been a significant decrease in the volume and level of activity compared to normal market activity and to consider whether an observed transaction was not orderly based on the weight of available evidence.

•

Companies must consider events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. For the financial statements and footnotes included in this Form 10-Q, subsequent events occurring prior to November 9, 2009 have been considered.

Under revisions to US GAAP that will become effective during 2010, the concept of a qualifying special-purpose entity (QSPE) is removed, resulting in a change in the accounting for QSPEs that were previously exempt. Further, proposed changes will require evaluation of variable interests to determine whether a controlling financial interest exists. Once adopted, the off balance sheet accounting treatment for the 2005 asset securitization of home equity loans will be discontinued, and the loans will be included on the consolidated balance sheet. The securitized loans totaled $98,940 as of September 30, 2009. BancShares continues to evaluate the impact of this accounting change on the acquired entities.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Note B

Federally Assisted Acquisitions of Temecula Valley Bank and Venture Bank

On July 17, 2009, FCB purchased substantially all the assets and assumed substantially all the liabilities of TVB from the FDIC, as Receiver of TVB. TVB operated eleven commercial banking branches primarily within the San Diego, CA area and the Temecula Valley area east of San Diego. The FDIC took TVB under receivership upon its closure by the California Department of Financial Institutions. FCB’s bid to purchase TVB included the purchase of substantially all TVB’s assets at a discount of $135,000 in exchange for assuming certain TVB deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by FCB. FCB and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date. Under the terms of the loss sharing agreements, there is no reimbursement by the FDIC until net losses reach $193,262. The FDIC will reimburse FCB for 80 percent of net losses incurred between $193,262 and $464,000, and 95 percent of net losses exceeding $464,000. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, FCB recorded a receivable of $103,558 at the time of acquisition. FCB has identified $31,714 in net losses to submit to the FDIC under such loss-sharing agreements during the period from the acquisition date through September 30, 2009.

On September 11, 2009, FCB purchased substantially all the assets and assumed substantially all the liabilities of VB from the FDIC, as Receiver of VB. VB operated 18 commercial banking branches in the Seattle/Olympia, Washington vicinity. The FDIC took VB under receivership upon its closure by the Washington Department of Financial Institutions. FCB’s bid to purchase VB included the purchase of substantially all VB’s assets at a discount of $110,000 in exchange for assuming certain VB deposits and certain other liabilities. The FDIC paid FCB $19,406 in additional cash consideration at closing. FCB and the FDIC entered into loss sharing agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date. Under the terms of the loss sharing agreements, the FDIC will reimburse FCB for 80 percent of net losses incurred up to $235,000, and 95 percent of net losses exceeding $235,000. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, FCB recorded a receivable of $138,963 at the time of acquisition. The initial reports of losses under the VB loss sharing agreements are not due until the first quarter of 2010. However, FCB has identified $8,407 in net losses incurred between the acquisition date and September 30, 2009 that will be included in the report that will be filed during the first quarter of 2010.

The acquisitions of TVB and VB were accounted for under the acquisition method of accounting. The statement of net assets acquired and the resulting bargain purchase gains are presented in the following tables. As explained in the explanatory notes that accompany the following tables, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at their respective acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of each merger as additional information regarding the closing date fair values becomes available.

Noninterest income includes a bargain purchase gain of $104,970 that resulted from the acquisitions. The amount of the gain is equal to the excess of the fair value of the recorded assets over the fair value of liabilities assumed.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

	As recorded by TVB	Fair value adjustments		As recorded by FCB
Assets
Cash and due from banks	$19,299	$—		$19,299
Overnight investments	27,040	—		27,040
Investment securities	20,931	—		20,931
Loans and leases	1,215,986	(360,214	) a	855,772
Premises and equipment	17	—		17
Other real estate owned	66,117	(6,682	) b	59,435
Income earned not collected	3,153			3,153
FDIC receivable for loss sharing agreements	—	103,558	c	103,558
SBA servicing asset	5,783	—		5,783
Other assets	18,658	(1,714	) d	16,944

Total assets	$1,376,984	$(265,052)		$1,111,932

Liabilities
Deposits:
Noninterest-bearing	$147,786	$—		$147,786
Interest-bearing	817,645	—		817,645

Total deposits	965,431	—		965,431
Short-term borrowings	78,542	554	e	79,096
Other liabilities	4,749	3,928	g	8,677

Total liabilities	1,048,722	4,482		1,053,204

Excess of assets acquired over liabilities assumed	$328,262

Aggregate fair value adjustments		$(269,534)

Gain on acquisition of TVB				$58,728

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

	As recorded by VB	Fair value adjustments		As recorded by FCB
Assets
Cash and due from banks	$12,676	$—		$12,676
Overnight investments	104,232	—		104,232
Investment securities	27,193	—		27,193
Loans and leases	647,175	(190,699	) a	456,476
Premises and equipment	3	—		3
Other real estate owned	51,862	(8,868	) b	42,994
Income earned not collected	2,585	—		2,585
FDIC receivable for loss sharing agreements	—	138,963	c	138,963
Other assets	5,417	2,838	d	8,255

Total assets	$851,143	$(57,766)		$793,377

Liabilities
Deposits:
Noninterest-bearing	$305,317	$—		$305,317
Interest-bearing	403,774	—		403,774

Total deposits	709,091	—		709,091
Long-term obligations	50,078	5,540	f	55,618
Other liabilities	1,379	453	g	1,832

Total liabilities	760,548	5,993		766,541

Net assets acquired	$90,595	$(63,759)		$26,836

Excess of assets acquired over liabilities assumed	$90,595

Aggregate fair value adjustments		$(63,759)

Cash received from the FDIC				$19,406
Gain on acquisition of VB				$46,242

Explanation of fair value adjustments

a - Adjustment reflects the fair value adjustments based on FCB's evaluation of the acquired loan portfolio.

b - Adjustment reflects the estimated OREO losses based on FCB's evaluation of the acquired OREO portfolio.

c - Adjustment reflects the estimated fair value of payments FCB will receive from the FDIC under the loss sharing agreements.

d - Adjustment reflects amount needed to adjust the carrying value of other assets to estimated fair value.

e - Adjustment arises since the rates on short-term borrowings are higher than rates available on similar borrowings as of the acquistion date.

f - Adjustment arises since the rates on long-term obligations are higher than rates available on similar borrowings as of the acquistion date.

g - Adjustment reflects amount needed to adjust the carrying value of other liabilities to estimated fair value.

Results of operations for TVB and VB prior to their respective acquisition dates are not included in the income statement. The post-acquisition operations of TVB and VB did not have a significant impact on the results of operations of BancShares for the three and nine month periods ended September 30, 2009, except for the gain recognized on the transactions.

Due to the significant amount of fair value adjustments, the resulting accretion of those fair value adjustments and the protection resulting from the FDIC loss sharing agreements, historical results of TVB and VB are not relevant to BancShares’ results of operations. Therefore, no pro forma information is presented.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Note C

Investments

The aggregate values of investment securities at September 30 along with gains and losses determined on an individual security basis are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
September 30, 2009
U. S. Government	$2,611,698	$23,183	$178	$2,634,703
Corporate bonds	482,705	4,459	74	487,090
FNMA, GNMA and FHLMC mortgage-backed securities	112,235	3,117	1	115,351
Equity securities	2,591	13,985	31	16,545
State, county and municipal	7,185	193	2	7,376
Other	21,997	459	—	22,456

Total investment securities available for sale	$3,238,411	$45,396	$286	$3,283,521

September 30, 2008
U. S. Government	$2,794,159	$24,946	$1,079	$2,818,026
FNMA, GNMA and FHLMC mortgage-backed securities	79,511	124	1,040	78,595
Equity securities	3,442	19,465	170	22,737
State, county and municipal	3,165	10	48	3,127
Other	4,306	1,834	—	6,140

Total investment securities available for sale	$2,884,583	$46,379	$2,337	$2,928,625

Investment securities held to maturity
September 30, 2009
FNMA, GNMA and FHLMC mortgage-backed securities	$3,637	$278	$26	$3,889
State, county and municipal	151	1	—	152

Total investment securities held to maturity	$3,788	$279	$26	$4,041

September 30, 2008
FNMA, GNMA and FHLMC mortgage-backed securities	$4,720	$157	$26	$4,851
State, county and municipal	1,589	78	—	1,667
Other	—	—	—	—

Total investment securities held to maturity	$6,309	$235	$26	$6,518

Investments in corporate bonds represent debt securities that were issued by various financial institutions under the Temporary Liquidity Guarantee Program. These debt obligations were issued with the full faith and credit of the United States of America. The guarantee for these securities is triggered when an issuer defaults on a scheduled payment.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

The following table provides maturity information for investment securities as of the dates indicated. Callable securities are assumed to mature on their earliest call date.

	September 30, 2009		December 31, 2008		September 30, 2008
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Maturing in:
One year or less	$1,550,843	$1,563,140	$1,350,796	$1,375,709	$1,419,437	$1,435,572
One through five years	1,585,364	1,600,964	1,705,774	1,739,791	1,377,272	1,385,264
Five through 10 years	2,323	2,683	789	791	1,053	1,027
Over 10 years	97,290	100,189	83,989	87,569	83,379	84,025
Equity securities	2,591	16,545	3,950	16,120	3,442	22,737

Total investment securities available for sale	$3,238,411	$3,283,521	$3,145,298	$3,219,980	$2,884,583	$2,928,625

Investment securities held to maturity
Maturing in:
One year or less	$—	$—	$151	$151	$151	$152
One through five years	151	152	—	—	—	—
Five through 10 years	3,487	3,700	5,557	5,761	5,988	6,162
Over 10 years	150	189	165	198	170	204

Total investment securities held to maturity	$3,788	$4,041	$5,873	$6,110	$6,309	$6,518

The following table provides information regarding securities with unrealized losses as of September 30:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009
Investment securities available for sale:
U.S. Government	$17,060	$108	$1,368	$70	$18,428	$178
Corporate bonds	76,909	74	—	—	76,909	74
FNMA, GNMA and FHLMC mortgage-backed securities	—	—	16	1	16	1
Equity securities	34	31	—	—	34	31
State, county and municipal	—	—	441	2	441	2

Total	$94,003	$213	$1,825	$73	$95,828	$286

Investment securities held to maturity:
Mortgage-backed securities	$—	$—	$33	$26	$33	$26
September 30, 2008
Investment securities available for sale:
U.S. Government	$449,805	$1,079	$—	$—	$449,805	$1,079
FNMA, GNMA and FHLMC mortgage-backed securities	47,123	607	13,689	433	60,812	1,040
Equity securities	512	170	—	—	512	170
State, county and municipal	320	6	446	42	766	48

Total	$497,760	$1,862	$14,135	$475	$511,895	$2,337

Investment securities held to maturity:
FNMA, GNMA and FHLMC mortgage-backed securities	$17	$—	$38	$26	$55	$26

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Investment securities with an aggregate fair value of $1,858 have had continuous unrealized losses for more than twelve months as of September 30, 2009 with an aggregate unrealized loss of $99. These 48 investments include residential mortgage-backed and state, county and municipal securities. None of the unrealized losses identified as of September 30, 2009 related to the marketability of the securities or the issuer’s ability to honor redemption obligations. Consequently, the securities were not deemed to be other than temporarily impaired.

At September 30, 2009, there was no intent to sell any of the securities classified as available for sale. Furthermore, it is not more likely than not that BancShares will have to sell any such securities before a recovery of the carrying value. With respect to investment securities held to maturity, BancShares has the ability and intent to hold those securities until they mature.

At September 30, 2009, other assets includes $57,443 of stock in various Federal Home Loan Banks (FHLB) compared to $45,797 at December 31, 2008 and $40,179 at September 30, 2008. The FHLB stock, which is redeemable only through the issuer, is carried at its par value. The investment in the FHLB stock is considered a long-term investment, and its value is based on the ultimate recoverability of par value. Management has concluded that the investment in FHLB stock was not other-than-temporarily impaired as of September 30, 2009.

For each period presented, securities gains (losses) include the following:

	Nine months ended September 30,
	2009	2008
Gross gains on sales of investment securities available for sale	$104	$8,389
Other than temporary impairment loss on an equity investment	(420)	—

Total securities gains (losses)	$(316)	$8,389

During 2009, BancShares recorded a $420 other than temporary impairment loss on an equity security once it was determined that recovery of the original purchase price was unlikely. During 2008, following the completion of Visa Inc.’s initial public offering, FCB’s former member-bank investment was converted into 486,905 shares of Class B common stock. Immediately thereafter, 188,238 shares of Visa Inc. Class B common stock were redeemed resulting in a gain of $8,051. The remaining 298,667 shares of Class B common stock are restricted and are carried at a fair value of $0.

Investment securities having an aggregate carrying value of $1,998,230 at September 30, 2009 and $2,027,592 at September 30, 2008, were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Note D

Loans and Leases

The following tables identify loans and leases outstanding at September 30, 2009, December 31, 2008 and September 30, 2008.

	September 30, 2009	December 31, 2008	September 30, 2008
	(thousands)
Loans covered by loss sharing agreements	$1,257,478	$—	$—
Loans and leases not covered by loss sharing agreements Real estate:
Construction and land development	621,176	778,315	803,935
Commercial mortgage	4,514,554	4,343,809	4,265,501
Residential mortgage	876,001	894,802	897,181
Revolving mortgage	2,114,018	1,911,852	1,793,178
Other mortgage	101,802	149,478	152,764

Total real estate loans	8,227,551	8,078,256	7,912,559
Commercial and industrial	1,822,526	1,885,358	1,886,847
Consumer	998,007	1,233,075	1,317,421
Lease financing	335,515	353,933	346,757
Other	137,084	99,264	100,127

Total loans and leases not covered by loss sharing agreements	11,520,683	11,649,886	11,563,711

Total loans and leases	12,778,161	11,649,886	11,563,711
Less allowance for loan and lease losses	165,282	157,569	152,946

Net loans and leases	$12,612,879	$11,492,317	$11,410,765

	September 30, 2009
	Impaired	Nonimpaired	Total
	(thousands)
Loans covered by loss sharing agreements
Real estate:
Construction and land development	$34,793	$392,642	$427,435
Commercial mortgage	40,490	605,087	645,577
Residential mortgage	3,387	57,193	60,580
Revolving mortgage	451	8,264	8,715
Other mortgage	344	3,325	3,669

Total real estate loans	79,465	1,066,511	1,145,976
Commercial and industrial	3,361	97,550	100,911
Consumer	287	6,793	7,080
Other	329	3,182	3,511

Total loans covered by loss sharing agreements	$83,442	$1,174,036	$1,257,478

Loans covered under loss sharing agreements with the FDIC (Covered Loans) are reported in loans exclusive of the expected reimbursement from the FDIC. Covered Loans are initially recorded at fair value at the acquisition date. Prospective losses incurred on Covered Loans are eligible for partial reimbursement by the FDIC once any first loss tranches have been satisfied. Subsequent decreases in the amount expected to be collected result in a provision for credit losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously-recorded provision for credit losses and related allowance for loan and lease losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable yield if no provision for credit losses had been recorded. Interest is accrued daily on the outstanding principal balances. Accretable yields related to certain fair value adjustments are accreted into income over the estimated lives of the loans on a level yield basis.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Covered Loans which are more than 90 days past due with respect to interest or principal, unless they are well secured and in the process of collection, and other covered loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status. Interest previously accrued on Covered Loans placed on nonaccrual status is charged against interest income, and the FDIC receivable would be adjusted by the amount of any estimated reimbursement. Payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Additional interest payments received after that time are recorded as interest income on a cash basis.

When the fair values of Covered Loans were established, certain loans were identified as impaired due to the credit grade assigned to the acquired loan or other objective criteria. The designation of impaired or nonimpaired affects the ability to accrete discounts or amortize premiums into earnings over the loan’s life. Due to uncertainty regarding the timing of future cash flows, no accretable yield is recorded for loans that are deemed to be impaired at acquisition.

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired impaired loans and acquired nonimpaired loans as of the acquisition dates are provided in the following table:

Impaired loans:
Contractual principal payments receivable	$297,077
Non-accretable estimate of contractual principal payments not expected to be collected	202,591

Carrying value	$94,486

Nonimpaired loans:
Contractual principal payments receivable	$1,566,084
Fair value discount on loans	348,322

Carrying value	$1,217,762

The following table documents changes in the carrying value of acquired impaired loans during the quarter ended September 30, 2009:

Balance, June 30, 2009	$—
Fair value of acquired impaired loans covered under loss sharing agreements	94,486
Reductions since acquisition date resulting from repayments, write-offs and foreclosures	(11,044)

Balance, September 30, 2009	$83,442

The following table provides information on impaired loans, exclusive of those loans evaluated collectively as a homogeneous group. For each period presented, all impaired loans were classified as nonaccrual.

	September 30, 2009	December 31, 2008	September 30, 2008
Impaired loans:
Covered under loss sharing agreements	$83,442	$—	$—
Not covered under loss sharing agreements	33,263	38,882	17,819

Total	$116,705	$38,882	$17,819

Allowances related to impaired loans	$4,873	$6,747	$5,550
Non-covered impaired loans with no allowances	9,331	—	—

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Note E

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

Because no market exists for many financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. For these financial instruments with a fixed interest rate, an analysis of the related cash flows was the basis for estimating fair values. The expected cash flows were then discounted to the valuation date using an appropriate discount rate. The discount rates used represent the rates under which similar transactions would be currently negotiated. For September 30, 2009, the fair value for loans, net of allowance for loan and lease losses included an adjustment of approximately 5 percent of gross loans to reflect the unfavorable liquidity conditions that existed in various financial markets. Generally, the fair value of variable rate financial instruments equals the book value.

	September 30, 2009		December 31, 2008		September 30, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$723,031	$723,031	$593,375	$593,375	$724,216	$724,216
Overnight investments	219,886	219,886	174,616	174,616	328,706	328,706
Investment securities available for sale	3,283,521	3,283,521	3,219,980	3,219,980	2,928,625	2,928,625
Investment securities held to maturity	3,788	3,284	5,873	6,110	6,309	6,518
Loans held for sale	78,485	78,485	69,399	69,399	63,924	63,924
Loans covered under loss sharing agreements	1,257,478	1,256,659	—	—	—	—
Loans not covered under loss sharing agreements, net of allowance for loan and lease losses	11,355,401	10,748,074	11,492,317	12,001,307	11,474,689	11,306,087
FDIC receivable for loss sharing agreements	243,000	243,000	—	—	—	—
Income earned not collected	68,845	68,845	72,029	72,029	74,549	74,549
SBA servicing asset	5,783	5,783	—	—	—	—
Deposits	15,348,955	15,418,748	13,713,763	13,810,690	13,372,468	13,444,114
Short-term borrowings	576,609	576,609	647,028	647,028	1,014,388	1,014,388
Long-term obligations	879,758	901,180	733,132	735,098	649,214	635,179
Accrued interest payable	42,524	42,524	50,923	50,923	42,055	42,055

For off-balance sheet commitments and contingencies, carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares’ financial position.

Fair value represents the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, BancShares considers the principal or most advantageous market in which those assets or liabilities are sold and considers assumptions that market participants would use when pricing those assets or liabilities. As required under US GAAP, individual fair value estimates are ranked based on the relative reliability of the inputs used in the valuation. Fair values determined using level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined based on level 2 inputs, which exist when observable data exists for similar assets and liabilities. Fair values for assets and liabilities that are not actively traded in observable markets are based on level 3 inputs, which are considered to be unobservable.

Among BancShares’ assets and liabilities, investment securities available for sale and interest rate swaps accounted for as cash flow hedges are reported at their fair values on a recurring basis. Certain other assets are adjusted to their fair value on a nonrecurring basis, including loans held for sale, which are carried at the lower of cost or market. Impaired loans, other real estate, goodwill and other intangible assets are periodically tested for impairment. Loans held for investment, deposits, short-term borrowings and long-term obligations are not reported at fair value. BancShares did not elect to voluntarily report any assets or liabilities at fair value.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of September 30, 2009:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
September 30, 2009
Assets measured at fair value
Investment securities available for sale
U.S. Government	$2,633,878	$2,633,878	$—	$—
Corporate bonds	488,027	488,027	—	—
FNMA, GNMA and FHLMC mortgage-backed securities	135,506	—	135,506	—
Equity securities	16,545	16,545	—	—
State, county, municipal	7,376	—	7,376	—
Other	2,189	—	—	2,189

Total	$3,283,521	$3,138,450	$142,882	$2,189

SBA servicing asset	$5,783	$—	$5,783	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	8,556	—	8,556	—
December 31, 2008
Assets measured at fair value
Investment securities available for sale
U.S. Government	$3,112,428	$3,112,428	$—	$—
FNMA, GNMA and FHLMC mortgage-backed securities	82,952	—	82,952	—
Equity securities	16,120	16,120	—	—
State, county, municipal	3,053	—	3,053	—
Other	5,427	—	—	5,427

Total	$3,219,980	$3,128,548	$86,005	$5,427

Liabilities measured at fair value
Interest rate swap accounted for as cash flow hedges	10,668	—	10,668	—

Prices for US Government securities and corporate bonds are readily available in the active markets in which those securities are traded, and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for residential mortgage-backed securities, state, county and municipal securities, and the SBA servicing asset are obtained using the fair values of similar assets, and the resulting fair values are shown in the ‘Level 2 input’ column. Prices for all other securities, which include a residual interest that was retained from a securitization transaction, are determined based on various assumptions that are not observable. The fair values for these investment securities are shown in the ‘Level 3 input’ column. With respect to the residual interest in the asset securitization, the assumed prepayment speed, discount rate and credit spread are not observable in the market due to illiquidity and the uniqueness of the underlying assets.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

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

For those investment securities available for sale with fair values that are determined by reliance on significant unobservable inputs, the following table identifies the factors causing the change in fair value during the first nine months of 2009 and 2008:

	Investment securities available for sale with fair values based on significant unobservable inputs
Description	2009	2008
Beginning balance, January 1,	$5,427	$9,924
Total gains (losses), realized or unrealized:
Included in earnings	—	—
Included in other comprehensive income	(1,277)	192
Purchases, sales, issuances and settlements, net	(1,961)	(3,986)
Transfers in/out of Level 3	—	—

Ending balance, September 30	$2,189	$6,130

No gains or losses were reported for the nine-month periods ended September 30, 2009 and 2008 that relate to fair values estimated based on unobservable inputs.

Certain financial assets and financial liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are therefore carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. For financial assets and financial liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of September 30, 2009:

	Fair value	Fair value measurements using:
Description		Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
September 30, 2009
Loans held for sale	$38,328	$—	$—	$38,328
Impaired loans not covered under loss sharing agreeements	19,055	—	—	19,055
Impaired loans covered under loss sharing agreeements	83,442	—	—	83,442
December 31, 2008
Loans held for sale	69,399	—	—	69,399
Impaired loans	27,858	—	—	27,858

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

The values of loans held for sale are based on prices observed for similar pools of loans. The values of impaired loans are determined by either the collateral value or by the discounted present value of the expected cash flows. No financial liabilities were carried at fair value on a nonrecurring basis at September 30, 2009 or December 31, 2008.

Certain non-financial assets and non-financial liabilities are measured at fair value on a nonrecurring basis. Other assets includes certain foreclosed assets that are measured and reported at fair value using Level 2 inputs for observable market data or, if needed, Level 3 inputs for valuations based on non-observable criteria. During the nine month period ended September 30, 2009, foreclosures of other real estate not covered under loss sharing agreements totaled $37,667, all of which was valued using Level 3 inputs. In connection with the measurement and initial recognition of foreclosed assets, BancShares recognized charge-offs totaling $15,175. Based on updates to Level 3 inputs, foreclosed property with a fair value of $5,188 as of September 30, 2009 incurred write-downs that totaled $792 during the nine-month period ended September 30, 2009.

At September 30, 2009, impaired loans not covered under loss sharing agreements, which include commercial purpose nonaccrual loans and troubled debt restructurings, totaled $33,263. Allowances for impaired loans represent the difference between the impaired loans’ carrying value and the estimated collateral value or the present value of anticipated cash flows. At September 30, 2009, $18,941 of impaired loans required allowances of $4,873 to adjust the loans to their fair value of $14,068. The remaining $14,322 of impaired loans did not require allowances based on underlying collateral values. The calculation of allowance for impaired loans is highly dependent on collateral valuations. Since all impaired loans at September 30, 2009 are secured by real estate, fair values are based on appraised values with adjustments for various factors including estimated holding costs. Given the significant instability in real estate markets, particularly in the Atlanta, Georgia area and in Southwest Florida, the valuations are subject to significant variation based on further reductions or recoveries of property values.

Note F

Employee Benefit Plans

Pension expense is a component of employee benefits expense. For the three and nine month periods ended September 30, the components of pension expense are as follows:

	Three month periods ended September 30,		Nine month periods ended September 30,
	2009	2008	2009	2008
Service cost	$3,190	$2,830	$9,472	$8,917
Interest cost	5,517	4,910	16,384	15,470
Expected return on assets	(6,982)	(6,648)	(20,733)	(20,950)
Amortization of prior service cost	53	50	157	159
Amortization of net actuarial loss	908	233	2,696	736

Total pension expense	$2,686	$1,375	$7,976	$4,332

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

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Note G

Contingencies

As previously disclosed, on May 24, 2004, FCB filed a lawsuit in the Circuit Court of Greenbrier County, West Virginia, against a customer alleging default under a master lease on a piece of equipment and eight promissory notes. The borrower asserted a counterclaim against FCB alleging breach of lease, breach of fiduciary duty, breach of duty of good faith and fair dealing, and tortious interference with contractual relations. At trial, a jury returned a verdict against FCB and awarded a $4,125 judgment in favor of FCB’s customer. FCB filed a motion to set aside the judgment or, in the alternative, for a new trial, but the Court denied FCB’s motions. FCB filed a Petition for Review of the Circuit Court’s action to the West Virginia Supreme Court of Appeals. On September 3, 2009, the Supreme Court of Appeals denied FCB’s request. As a result, FCB paid a total of $5,252 to the customer, which represented the jury award plus $1,127 in interest and other costs. Noninterest expense during the third quarter of 2009 included $4,549 related to the resolution of this matter.

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

Note H

Derivatives

At September 30, 2009, BancShares had two interest rate swaps that qualify as cash flow hedges under US GAAP. The fair values of these derivatives are included in other liabilities in the consolidated balance sheets and in the net change in other liabilities in the consolidated statements of cash flows.

The interest rate swaps are used for interest rate risk management purposes and convert variable-rate exposure on outstanding debt to a fixed rate. The interest rate swaps each have a notional amount of $115,000, representing the amount of variable-rate trust preferred capital securities issued during 2006. The 2006 interest rate swap hedges interest payments through June 2011 and requires fixed-rate payments by BancShares at 7.125 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. The 2009 interest rate swap hedges interest payments from July 2011 through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR. As of September 30, 2009, collateral with a fair value of $8,311 was pledged to secure the existing obligation under the interest rate swaps. For both swaps, settlement occurs quarterly.

	September 30, 2009		December 31, 2008
	Notional amount	Estimated fair value of (asset) liability	Notional amount	Estimated fair value of liability
2006 interest rate swap hedging fixed rate exposure on trust preferred capital securities 2006-2011	$115,000	$8,488	$115,000	$10,668
2009 interest rate swap hedging fixed rate exposure on trust preferred capital securities 2011-2016	115,000	68	—	—

		$8,556		$10,668

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swaps have been fully effective since inception. Therefore, changes in the fair value of the interest rate swaps have had no impact on net income. For the nine-month periods ended September 30, 2009 and 2008, BancShares recognized interest expense of $3,738 and $1,694 respectively, resulting from the interest rate swaps, none of which relates to ineffectiveness.

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

The following table discloses activity in accumulated other comprehensive income related to the interest rate swaps during the nine-month periods ended September 30, 2009 and 2008.

	2009	2008
Accumulated other comprehensive loss resulting from interest rate swaps as of January 1, net of tax	$(6,456)	$(3,240)
Other comprensive income recognized during nine-month period ended September 30, net of tax	1,278	78

Accumulated other comprehensive loss resulting from interest rate swaps as of September 30, net of tax	$(5,178)	$(3,162)

BancShares monitors the credit risk of the interest rate swap counterparty.

Note I

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

In the aggregate, FCB and its consolidated subsidiaries, which are integral to its branch operation, and ISB account for more than 90 percent of consolidated assets, revenues and net income. Other includes activities of the parent company and Neuse, Incorporated (Neuse), a subsidiary that owns real property. During 2009 Neuse purchased from ISB foreclosed properties that had a carrying value of $14,418. This transaction will benefit ISB by reducing problem assets and improving certain operating ratios. To facilitate the potential purchase of additional foreclosed property in the future, ISB has agreed to lend Neuse up to $20,000 under a revolving line of credit.

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

	ISB	FCB	Other	Total	Adjustments	Consolidated
September 30, 2009
Total assets	$2,637,409	$15,822,497	$2,156,373	$20,616,279	$(2,103,401)	$18,512,878
Loans and leases:
Covered under loss sharing agreements	—	1,257,478	—	1,257,478	—	1,257,478
Not covered under loss sharing agreements	2,176,504	9,422,663	—	11,599,167	(78,484)	11,520,683
Allowance for loan and lease losses	39,425	125,857	—	165,282	—	165,282
Goodwill	793	101,832	—	102,625	—	102,625
Nonperforming assets:
Covered under loss sharing agreements	—	205,073	—	205,073	—	205,073
Not covered under loss sharing agreements	51,678	40,308	14,335	106,321	—	106,321
Deposits	2,024,574	13,353,069	—	15,377,643	(28,688)	15,348,955
December 31, 2008
Total assets	$2,563,950	$13,879,815	$2,174,079	$18,617,844	$(1,872,182)	$16,745,662
Loans and leases	2,208,024	9,441,862	—	11,649,886	—	11,649,886
Allowance for loan and lease losses	37,335	120,234	—	157,569	—	157,569
Goodwill	793	101,832	—	102,625	—	102,625
Nonperforming assets	46,755	24,911	—	71,666	—	71,666
Deposits	1,970,795	11,782,062	—	13,752,857	(39,094)	13,713,763
September 30, 2008
Total assets	$2,637,604	$13,712,700	$2,463,064	$18,813,368	$(2,147,763)	$16,665,605
Loans and leases	2,229,976	9,397,659	—	11,627,635	(63,924)	11,563,711
Allowance for loan and lease losses	34,235	118,701	—	152,936	10	152,946
Goodwill	793	101,832	—	102,625	—	102,625
Nonperforming assets	45,804	16,362	—	62,166	—	62,166
Deposits	2,047,220	11,366,930	—	13,414,150	(41,682)	13,372,468

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

	As of and for the nine months ended September 30, 2009
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$98,076	$443,979	$4,612	$546,667	$(484)	$546,183
Interest expense	40,905	120,672	16,976	178,553	(484)	178,069

Net interest income	57,171	323,307	(12,364)	368,114	—	368,114
Provision for credit losses	26,686	31,061	—	57,747	—	57,747

Net interest income after provision for credit losses	30,485	292,246	(12,364)	310,367	—	310,367
Noninterest income	10,041	325,653	(828)	334,866	(7,530)	327,336
Noninterest expense	68,008	421,507	1,502	491,017	(7,530)	483,487

Income (loss) before income taxes	(27,482)	196,392	(14,694)	154,216	—	154,216
Income taxes	(9,828)	71,852	(5,139)	56,885	—	56,885

Net income (loss)	$(17,654)	$124,540	$(9,555)	$97,331	$—	$97,331

	As of and for the nine months ended September 30, 2008
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$106,210	$504,320	$20,025	$630,555	$(12,570)	$617,985
Interest expense	56,410	173,092	26,802	256,304	(12,570)	243,734

Net interest income	49,800	331,228	(6,777)	374,251	—	374,251
Provision for credit losses	23,824	19,462	—	43,286	—	43,286

Net interest income after provision for credit losses	25,976	311,766	(6,777)	330,965	—	330,965
Noninterest income	8,941	239,609	872	249,422	(8,120)	241,302
Noninterest expense	64,596	393,014	1,568	459,178	(8,120)	451,058

Income (loss) before income taxes	(29,679)	158,361	(7,473)	121,209	—	121,209
Income taxes	(10,133)	55,779	(2,602)	43,044	—	43,044

Net income (loss)	$(19,546)	$102,582	$(4,871)	$78,165	$—	$78,165

	As of and for the quarter ended September 30, 2009
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$32,951	$155,938	$982	$189,871	$(181)	$189,690
Interest expense	12,285	36,689	5,620	54,594	(181)	54,413

Net interest income	20,666	119,249	(4,638)	135,277	—	135,277
Provision for credit losses	7,545	10,720	—	18,265	—	18,265

Net interest income after provision for credit losses	13,121	108,529	(4,638)	117,012	—	117,012
Noninterest income	3,504	181,842	(282)	185,064	(2,433)	182,631
Noninterest expense	22,701	145,479	530	168,710	(2,433)	166,277

Income (loss) before income taxes	(6,076)	144,892	(5,450)	133,366	—	133,366
Income taxes	(2,174)	54,975	(1,903)	50,898	—	50,898

Net income (loss)	$(3,902)	$89,917	$(3,547)	$82,468	$—	$82,468

	As of and for the quarter ended September 30, 2008
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$36,004	$160,470	$5,677	$202,151	$(3,071)	$199,080
Interest expense	17,703	49,311	7,818	74,832	(3,071)	71,761

Net interest income	18,301	111,159	(2,141)	127,319	—	127,319
Provision for credit losses	12,352	7,656	—	20,008	—	20,008

Net interest income after	5,949	103,503	(2,141)	107,311	—	107,311
Noninterest income	2,389	77,506	364	80,259	(2,723)	77,536
Noninterest expense	22,483	135,605	381	158,469	(2,723)	155,746

Income (loss) before income taxes	(14,145)	45,404	(2,158)	29,101	—	29,101
Income taxes	(5,145)	15,440	(748)	9,547	—	9,547

Net income (loss)	$(9,000)	$29,964	$(1,410)	$19,554	$—	$19,554

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

BancShares is a financial holding company with two wholly owned banking subsidiaries: First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and IronStone Bank (ISB), a federally-chartered thrift institution. FCB operates branches in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Washington, California, and Washington, DC. ISB operates in Georgia, Florida, Texas, New Mexico, Arizona, California, Oregon, Washington, Colorado, Oklahoma, Missouri and Kansas. FCB and ISB offer similar banking products and services to customers through branch operations under separate charters. Each entity operates in different geographic markets, with the exception of the states of California and Washington where ISB and FCB both operate. ISB has maintained a focus on providing products and services to commercial and business customers, while FCB has a broader customer base, including commercial and retail relationships. FCB offers a wide array of wealth management services through its trust department and a wholly-owned broker-dealer subsidiary. The financial results and trends of ISB reflect the impact of the de-novo nature of its growth.

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

Various external factors influence customer demand for our loan, lease and deposit products. In an effort to stimulate and control the rate of growth of economic activity, monetary actions by the Federal Reserve are significant to the interest rate environment in which we operate. At any point in time, both the existing level and anticipated movement of interest rates have a material impact on customer demand for our products, our pricing of those products and our profitability. In addition to the interest rate environment, the general strength of the economy influences the demand for as well as the quality and collectibility of our loan and lease portfolio. External economic indicators such as consumer bankruptcy rates and business debt service capacity closely follow trends in the economic cycle.

Although we are unable to control the external factors that influence our business, through the utilization of various liquidity, interest rate and credit risk management tools, we seek to minimize the potentially adverse risks of unforeseen and potentially unfavorable economic trends and take advantage of favorable economic conditions when appropriate.

Financial institutions frequently focus their strategic and operating emphasis on maximizing profitability and measure their relative success by reference to profitability measures such as return on average assets or return on average shareholders’ equity. Historically, we have placed primary emphasis upon asset quality, balance sheet liquidity and capital conservation, even when those priorities may be detrimental to short-term profitability.

In recent years, our growth has resulted through de novo expansion. However, during 2009, the increase in the number of bank failures has led the FDIC to offer significant loss protection to acquirers. We believe that expansion opportunities exist and continue to evaluate potential acquisition targets. Our expansion considerations focus on geographic markets with long-term growth potential.

We also continue to focus on organic growth. We believe that through competitive products and superior customer service, we can increase our business volumes and profitability. While offering products and services appropriate for customers with varying needs, we generally focus our efforts on businesses owners, medical and other professionals and financially active individuals.

We seek to increase fee income within our key business units including cardholder and merchant services, insurance, treasury services, wealth management and other private banking services. We also remain focused on opportunities to generate income by providing various processing services to other banks.

As a result of costs arising from recent and projected failures of insured banks, the reserve level of the FDIC’s Deposit Insurance Fund (DIF) has declined to less than the amount mandated by the Federal Deposit Insurance Reform Act of 2005. The FDIC has a legally-imposed duty to adopt a plan to restore the DIF to a specific level, and as a result increased deposit insurance rates and imposed a special assessment on all insured banks during 2009. Additional special assessments and further increases in FDIC insurance premiums could have a material negative impact upon our earnings.

ACQUISITIONS

Temecula Valley Bank. On July 17, 2009, FCB entered into an agreement with the FDIC to purchase substantially all the assets and assume the majority of the liabilities of Temecula Valley Bank (TVB) of Temecula, California. Immediately prior to the effectiveness of the acquisition, the FDIC had been appointed Receiver of TVB by the California Department of Financial Institutions.

Table 1 identifies the assets acquired and liabilities assumed, the fair value adjustments, the amounts recorded by FCB, and the calculation of the gain recognized on the acquisition.

Acquisition of Temecula Valley Bank	Table 1

July 17, 2009	As recorded by TVB	Fair value adjustment	As recorded by FCB
	(thousands)
Cash and due from banks	$19,299	$—	$19,299
Overnight investments	27,040	—	27,040
Investment securities	20,931	—	20,931
Loans and leases	1,215,986	(360,214)	855,772
Other real estate owned	66,117	(6,682)	59,435
FDIC receivable for loss sharing agreements	—	103,558	103,558
Core deposit intangible	—	1,376	1,376
Other assets	27,611	(3,090)	24,521

Total assets	$1,376,984	$(265,052)	$1,111,932

Deposits	$965,431	$—	$965,431
Short-term borrowings	78,542	554	79,096
Other liabilities	4,749	3,928	8,677

Total liabilities	$1,048,722	$4,482	$1,053,204

Excess of assets acquired over liabilities assumed	$328,262
Aggregate fair value adjustments		$(269,534)
Gain on acquisition of TVB			$58,728

The loans and other real estate acquired through foreclosure are covered by loss sharing agreements that provide for the FDIC to absorb 80 percent of losses incurred on covered loans and other real estate in excess of $193.3 million. The 80 percent coverage ratio applies to losses up to $464.0 million with losses in excess of $464.0 million covered by the FDIC at a rate of 95 percent. FCB recorded a receivable from the FDIC equal to $103.6 million as an estimate of the fair value of the amount that will be reimbursed by the FDIC from the loss sharing agreements.

The $58.7 million gain is included within noninterest income in the Consolidated Statements of Income. Our operating results for the period ended September 30, 2009 include the results of the acquired assets and liabilities for the period from July 18, 2009 through September 30, 2009. Accretion and amortization of various purchase accounting discounts and premiums were recorded in the third quarter.

Venture Bank. On September 11, 2009, FCB entered into an agreement with the FDIC to purchase substantially all the assets and assume the majority of the liabilities of Venture Bank (VB) of Lacey, Washington. Immediately prior to the effectiveness of the acquisition, the FDIC had been appointed Receiver of VB by the Washington Department of Financial Institutions.

Table 2 identifies the assets acquired and liabilities assumed, the fair value adjustments, the amounts recorded by FCB, and the calculation of the gain recognized on the acquisition.

Acquisition of Venture Bank	Table 2

September 11, 2009	As recorded by Venture	Fair value adjustment	As recorded by FCB
	(thousands)
Cash and due from banks	$12,676	$—	$12,676
Overnight investments	104,232	—	104,232
Investment securities	27,193	—	27,193
Loans and leases	647,175	(190,699)	456,476
Other real estate owned	51,862	(8,868)	42,994
Receivable from FDIC for loss sharing agreements	—	138,963	138,963
Core deposit intangible	—	3,021	3,021
Other assets	8,005	(183)	7,822

Total assets	$851,143	$(57,766)	$793,377

Deposits	$709,091	$—	$709,091
Long-term obligations	50,078	5,540	55,618
Other liabilities	1,379	453	1,832

Total liabilities	$760,548	$5,993	$766,541

Excess of assets acquired over liabilities assumed	$90,595
Aggregate fair value adjustments		$(63,759)
Cash received from the FDIC			$19,406
Gain on acquisition of VB			$46,242

The loans and other real estate acquired through foreclosure are covered by loss sharing agreements that provide for the FDIC to absorb 80 percent of all losses incurred on covered loans and other real estate up to $235.0 million. Losses in excess of $235.0 million are covered by the FDIC at a rate of 95 percent. FCB recorded a receivable from the FDIC equal to $139.0 million as an estimate of the fair value of the amount that will be reimbursed by the FDIC from the loss sharing agreements.

The $46.2 million gain is included within noninterest income in the Consolidated Statements of Income. Our operating results for the period ended September 30, 2009 include the results of the acquired assets and liabilities for the period from September 11, 2009 through September 30, 2009. Accretion and amortization of various purchase accounting discounts and premiums were recorded in the third quarter.

PERFORMANCE SUMMARY

Weak economic conditions in our principal market areas continue to have an adverse impact on our financial condition and results of operations through soft demand for our loan products, reduced noninterest income, a low net yield on interest-earning assets and high provisions for credit losses. In many of our markets, unfavorable measures such as increased unemployment, falling real estate prices and increased default and bankruptcy rates demonstrate the difficult business conditions affecting the general economy and our operating results.

BancShares’ earnings increased significantly during the third quarter of 2009 compared to the third quarter of 2008 due to $105.0 million of gain on the acquisitions of TVB and VB. The after-tax impact of the gains totaled $63.9 million or $6.12 per share. Consolidated net income during the third quarter of 2009 equaled $82.5 million, compared to $19.6 million earned during the corresponding period of 2008. The annualized return on average assets was 1.83 percent during the third quarter of 2009, compared to 0.47 percent during the same period of 2008. The annualized return on average equity was 22.45 percent during the third quarter of 2009, compared to 5.20 percent during the same period of 2008. Net income per share during the third quarter of 2009 totaled $7.90, compared to $1.87 during the third quarter of 2008.

For the first nine months of 2009, BancShares recorded net income of $97.3 million, compared to $78.2 million earned during the first nine months of 2008. The $19.2 million or 24.5 percent increase was the result of gains associated with bank acquisitions. Net income per share for the first nine months of 2009 amounted to $9.33, compared to $7.49 during the same period of 2008. On an annualized basis, BancShares returned 0.75 percent on average assets during the first nine months of 2009, compared to 0.64 percent from the corresponding period of 2008. Annualized return on average equity for the first nine months of 2009 was 9.01 percent, compared to 7.05 percent during the same period of 2008.

Excluding nonperforming assets covered by FDIC loss sharing agreements, asset quality measurements were favorable during the third quarter. The provision for credit losses for the third quarter of 2009 equaled $18.3 million, down $2.5 million from the second quarter of 2009 and $1.7 million from the third quarter of 2008. Net charge-offs decreased to $15.3 million, down $5.5 million compared to the previous quarter. As a percentage of average loans not covered by loss sharing agreements, net charge-offs for the third quarter of 2009 equaled 0.50 percent, down from 0.72 percent in the second quarter of 2009. Nonperforming assets not covered by loss sharing agreements amounted to $106.3 million at September 30, 2009, 0.92 percent of loans not covered by loss sharing agreements, up $7.5 million from June 30, 2009 and $44.2 million from September 30, 2008. In addition, there are $205.1 million of nonperforming assets covered by loss sharing agreements. Net charge-offs for the nine month period ended September 30, 2009 amounted to $50.0 million or 0.57 percent of average loans not covered by loss sharing agreements, up $22.7 million for the comparable period in 2008. The provision for credit losses increased $14.5 million from the prior year to $57.7 million.

Net interest income for the third quarter 2009 increased $8.0 million from the comparable period of 2008 caused by a significant growth in interest-earning assets. The net yield on interest-earning assets for the third quarter of 2009 increased by 39 basis points from last quarter. Net interest income for the nine month period ended September 30, 2009 declined $6.1 million from the prior years due to a contraction in the net yield on interest-earning assets.

Noninterest income excluding the $105.0 million gain on acquisitions was $77.7 million during the third quarter of 2009, unchanged from the comparable period of 2008. For the nine month period ended September 30, 2009, noninterest income excluding the gain on acquisitions equaled $222.4 million, down $18.9 million from the nine month period ended September 30, 2008. The unfavorable trends in 2009 are due to lower levels of service charge income, wealth management services, securities gains, and cardholder and merchant services.

Noninterest expenses increased $10.5 million and $32.4 million in the third quarter and nine month period ended September 30, 2009 versus the comparable periods of 2008. Higher FDIC insurance, employee benefits costs, occupancy costs and expenses related to the maintenance, writedown and resolution of other real estate caused the higher current year expenses.

Financial Summary	Table 3

	2009			2008		Nine months ended September 30
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2009	2008
	(thousands, except share data and ratios)
Summary of Operations
Interest income	$189,690	$176,841	$179,652	$195,366	$199,080	$546,183	$617,985
Interest expense	54,413	59,809	63,847	71,211	71,761	178,069	243,734

Net interest income	135,277	117,032	115,805	124,155	127,319	368,114	374,251
Provision for credit losses	18,265	20,759	18,723	22,142	20,008	57,747	43,286

Net interest income after provision for credit losses	117,012	96,273	97,082	102,013	107,311	310,367	330,965
Noninterest income	182,631	73,164	71,541	72,182	77,536	327,336	241,302
Noninterest expense	166,277	160,868	156,342	155,800	155,746	483,487	451,058

Income before income taxes	133,366	8,569	12,281	18,395	29,101	154,216	121,209
Income taxes	50,898	2,369	3,618	5,502	9,547	56,885	43,044

Net income	$82,468	$6,200	$8,663	$12,893	$19,554	$97,331	$78,165

Net interest income-taxable equivalent	$136,426	$118,350	$117,225	$125,779	$128,872	$372,001	$379,372

Per Share of Stock
Net income	$7.90	$0.59	$0.83	$1.24	$1.87	$9.33	$7.49
Cash dividends	0.300	0.300	0.300	0.275	0.275	0.900	0.825
At period-end:
Market price (Class A)	159.10	133.65	131.80	152.80	179.00	159.10	179.00
Book value	145.16	137.45	137.65	138.33	144.17	145.16	144.17
Tangible book value	134.66	127.32	127.48	128.13	133.92	134.66	133.92

Selected Quarterly Averages
Total assets	$17,892,599	$17,309,656	$16,945,383	$16,741,696	$16,377,570	$17,385,950	$16,362,573
Investment securities	3,596,422	3,578,604	3,246,898	3,147,906	2,957,353	3,506,187	3,105,268
Loans and leases (covered and not covered)	12,078,390	11,621,450	11,659,873	11,665,522	11,440,563	11,788,104	11,186,487
Interest-earning assets	15,862,964	15,725,319	15,373,383	15,247,645	14,773,446	15,686,614	14,748,235
Deposits	14,792,449	14,316,103	13,897,701	13,544,762	13,003,821	14,338,639	12,961,679
Interest-bearing liabilities	13,137,412	12,840,612	12,596,452	12,471,757	12,187,085	12,860,140	12,259,025
Long-term obligations	810,049	734,042	733,087	730,360	613,046	759,341	566,198
Shareholders’ equity	$1,457,599	$1,433,427	$1,438,109	$1,497,619	$1,496,573	$1,444,605	$1,481,519
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Selected Quarter-End Balances
Total assets	$18,512,878	$17,317,880	$17,214,265	$16,745,662	$16,665,605	$18,512,878	$16,665,605
Investment securities	3,287,309	3,749,525	3,324,770	3,225,853	2,934,934	3,287,309	2,934,934
Loans and leases (covered and not covered)	12,778,161	11,638,965	11,497,079	11,649,886	11,563,711	12,778,161	11,563,711
Deposits	15,348,955	14,358,149	14,229,548	13,713,763	13,372,468	15,348,955	13,372,468
Shareholders’ equity	1,514,684	1,434,213	1,436,277	1,443,375	1,504,334	1,514,684	1,504,334

Selected Ratios and other data
Rate of return on average assets (annualized)	1.83%	0.14%	0.21%	0.31%	0.47%	0.75%	0.64
Rate of return on average shareholders’ equity (annualized)	22.45	1.73	2.44	3.43	5.20	9.01	7.05
Net yield on interest-earning assets (taxable equivalent)	3.41	3.02	3.09	3.28	3.47	3.17	3.44
Tier 1 risk-based capital ratio	13.33	13.30	13.29	13.20	13.02	13.33	13.02
Total risk-based capital ratio	15.58	15.59	15.57	15.49	15.34	15.58	15.34
Leverage capital ratio	9.73	9.68	9.83	9.88	10.02	9.73	10.02
Dividend payout ratio	3.80	50.85	36.14	22.18	14.71	9.65	11.01
Average loans and leases to average deposits	81.65%	81.18%	83.90%	86.13%	87.98%	82.21%	86.30

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and maturity of the underlying asset. Riskier investments typically carry a higher interest rate, but expose the investor to potentially higher levels of default. We have historically focused on maintaining strong asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. United States Treasury and U.S. government agency securities represent 80.1 percent of our investment securities portfolio. Debt obligations guaranteed by the Temporary Liquidity Guarantee Program represent 14.8 percent of the investment securities portfolio. Residential mortgage-backed securities designated as available for sale and carried at fair value represent only 3.6 percent of total investment securities.

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

Loans and leases not covered by loss sharing agreements. At September 30, 2009 and 2008, loans and leases not covered by loss sharing agreements totaled $11.52 billion and $11.56 billion, respectively. The $43.0 million or 0.4 percent reduction from September 30, 2008 to September 30, 2009 resulted from declines within the construction and land development and consumer portfolios, partially offset by growth in the commercial and revolving mortgage portfolios.

Commercial mortgage loans totaled $4.51 billion at September 30, 2009, 39.2 percent of the noncovered loan and lease portfolio. This represents an increase of $249.1 million or 5.8 percent since September 30, 2008 and $117.3 million since June 30, 2009. Competition for high-quality loans secured by owner-occupied medical and professional facilities remains intense. Our commercial mortgage loans, the majority of which are owner occupied, are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At September 30, 2009, revolving mortgage loans totaled $2.11 billion, 18.3 percent of noncovered loans and leases outstanding, an increase of $320.8 million or 17.9 percent since September 30, 2008. Revolving mortgage loans increased $61.1 million from June 30, 2009. Attractive interest rates have stimulated line utilization during 2009.

Commercial and industrial loans equaled $1.82 billion or 15.8 percent of total loans and leases outstanding, down $64.3 million or 3.4 percent since September 30, 2008. Commercial and industrial loans declined $36.4 million from June 30, 2009, the result of customer efforts to deleverage.

Residential mortgage loans totaled $876.0 million or 7.6 percent of total loans and leases at September 30, 2009, down $21.2 million or 2.4 percent from September 30, 2008. Substantially all of our production of residential mortgage loans is sold on a servicing released basis.

Consumer loans totaled $998.0 million or 8.7 percent of total loans and leases at September 30, 2009, compared to $1.32 billion or 11.4 percent of covered loans and leases at September 30, 2008 and $1.07 billion at June 30, 2009. The decline in consumer loan balances results from the discontinuation of indirect lending through our sales finance division in late 2008.

Construction and land development loans equaled $621.2 million or 5.4 percent of covered loans at September 30, 2009, a decrease of $182.8 million or 22.7 percent since September 30, 2008 and $56.7 million from June 30, 2009. Given the continuing soft residential real estate markets, we have substantially reduced lending within this product line particularly in the Atlanta, Georgia and southwest Florida markets.

Loans covered by loss sharing agreements. At September 30, 2009 loans covered by loss sharing agreements arising from our purchases of TVB and VB loans equaled $1.26 billion, net of fair value adjustments. The majority of the loans covered by loss sharing agreements are construction and land development and commercial mortgage loans, with balances of $427.4 million and $645.6 million respectively as of September 30, 2009. Significant reductions are expected in the balance of loans covered by loss sharing agreements over the next year due to charge-offs and write-downs of uncollectible loans as well as the collection of outstanding balances.

Loans and Leases	Table 4

	2009			2008
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	(thousands)
Loans covered under loss sharing agreements	$1,257,478	$—	$—	$—	$—
Loans and leases not covered under loss sharing agreements:
Real estate:
Construction and land development	621,176	677,884	735,619	778,315	803,935
Commercial mortgage	4,514,554	4,397,247	4,336,382	4,343,809	4,265,501
Residential mortgage	876,001	858,036	862,637	894,802	897,181
Revolving mortgage	2,114,018	2,052,941	1,984,249	1,911,852	1,793,178
Other mortgage	101,802	155,483	152,561	149,478	152,764

Total real estate loans	8,227,551	8,141,591	8,071,448	8,078,256	7,912,559
Commercial and industrial	1,822,526	1,858,910	1,857,092	1,885,358	1,886,847
Consumer	998,007	1,070,290	1,132,059	1,233,075	1,317,421
Lease financing	335,515	332,644	344,054	353,933	346,757
Other	137,084	119,610	92,426	99,264	100,127

Total loans and leases not covered under loss sharing agreements	11,520,683	11,523,045	11,497,079	11,649,886	11,563,711

Total loans	12,778,161	11,523,045	11,497,079	11,649,886	11,563,711
Less allowance for loan and lease losses	165,282	162,282	161,572	157,569	152,946

Net loans and leases	$12,612,879	$11,360,763	$11,335,507	$11,492,317	$11,410,765

	September 30, 2009
	Impaired	Non impaired	Total
	(thousands)
Loans covered under loss sharing agreements
Real estate:
Construction and land development	$34,793	$392,642	$427,435
Commercial mortgage	40,490	605,087	645,577
Residential mortgage	3,387	57,193	60,580
Revolving mortgage	451	8,264	8,715
Other mortgage	344	3,325	3,669

Total real estate loans	79,465	1,066,511	1,145,976
Commercial and industrial	3,361	97,550	100,911
Consumer	287	6,793	7,080
Other	329	3,182	3,511

Total loans covered under loss sharing agreements	$83,442	$1,174,036	$1,257,478

Investment securities. Investment securities available for sale totaled $3.28 billion at September 30, 2009, compared to $2.93 billion at September 30, 2008 and $3.75 billion at June 30, 2009. The $354.9 million or 12.1 percent increase from September 30, 2008 results from improved liquidity arising from deposit growth offset in part by lower demand for treasury services products by commercial customers. The $461.9 million decline from June 30, 2009 resulted from liquidity needs arising due to deposit outflows at TVB and VB. Available-for-sale securities are reported at aggregate fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. Table 5 presents detailed information relating to the investment securities portfolio.

Investment Securities	Table 5

	September 30, 2009				September 30, 2008
	Cost	Fair Value	Average Maturity (1) (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Average Maturity (1) (Yrs./Mos.)	Taxable Equivalent Yield
	(thousands)
Investment securities available for sale:
U. S. Government:
Within one year	$1,548,345	$1,560,605	0/6	3.79%	$1,418,041	$1,433,874	0/6	4.67%
One to five years	1,063,353	1,074,098	1/5	1.65	1,375,818	1,383,852	1/7	2.56
Five to ten years	—	—			300	300	5/5	5.09
Over ten years	—	—			—	—

Total	2,611,698	2,634,703	0/11	2.92	2,794,159	2,818,026	1/0	3.99
FNMA, GNMA and FHLMC mortgage-backed securities
Within one year	2,019	2,053	0/11	1.29	—	—
One to five years	12,343	12,625	1/11	1.21	36	33	3/10	5.39
Five to ten years	593	494	8/6	4.60	753	727	9/5	4.46
Over ten years	97,280	100,179	27/6	5.13	79,022	77,835	27/8	5.38

Total	112,235	115,351	23/9	4.63	79,511	78,595	27/0	5.36
State, county and municipal:
Within one year	479	482	0/5	4.82	1,696	1,698	0/7	3.93
One to five years	6,696	6,884	2/1	4.64	1,418	1,379	3/2	4.69
Five to ten years	—	—	—	—	—	—
Over ten years	10	10	11/8	4.97	51	50	20/2	4.64

Total	7,185	7,376	2/0	2.38	3,165	3,127	2/0	4.26
Corporate bonds (2)
One to five years	482,705	487,090	2/9	1.83	—	—	—	—

Total	482,705	487,090	2/5	1.83	—	—	—	—
Other
One to five years	20,267	20,267	4/0	3.12
Five to ten years	1,730	2,189	8/8	11.03	—	—	—	—
Over ten years	—	—	—	—	4,306	6,140	12/1	11.13

Total	21,997	22,456	4/2	3.74	4,306	6,140	12/1	11.13
Equity securities	2,591	16,545			3,442	22,737

Total investment securities available for sale	3,238,411	3,283,521			2,884,583	2,928,625

Investment securities held to maturity:
FNMA, GNMA and FHLMC mortgage-backed securities
Five to ten years	3,487	3,700	7/6	5.54%	4,550	4,647	8/6	5.53%
Over ten years	150	189	18/6	6.47	170	204	20/7	6.41

Total	3,637	3,889	8/2	5.58	4,720	4,851	8/11	5.72
State, county and municipal:
Within one year	—	—			151	152	0/7	5.88
One to five years	151	152	4/4	5.55	—	—
Five to ten years	—	—			1,438	1,515	9/7	6.02

Total	151	152	4/4	5.55	1,589	1,667	8/9	6.01
Other
One to five years	—	—			—	—

Total	—	—	—	—	—	—

Total investment securities held to maturity	3,788	4,041	8/1	5.58	6,309	6,518	8/10	5.68

Total investment securities	$3,242,199	$3,287,562			$2,890,892	$2,935,143

(1)	Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35.0 percent for federal income tax purposes and 6.9 percent for state income taxes for all periods.
(2)	Debt securities issued pursuant to the Temporary Liquidity Guarantee Program issued with the full faith and credit of the United States of America.

Income on interest-earning assets. Interest income amounted to $189.7 million during the third quarter of 2009, a $9.4 million or 4.7 percent decrease from the third quarter of 2008. The impact of lower asset yields more than offset the impact of growth in interest-earning assets. The taxable-equivalent yield on interest-earning assets for the third quarter of 2009 equaled 4.66 percent, compared to 5.40 percent for the corresponding period of 2008. Average interest-earning assets increased $1.09 billion, the result of the TVB and VB acquisitions. The accretion of fair value adjustments in the third quarter of 2009 was not material but may become material in future periods.

Interest income amounted to $546.2 million during the first nine months of 2009, a $71.8 million or 11.6 percent decrease from the same period of 2008, the net result of lower yields and growth in interest-earning assets. The taxable-equivalent yield declined 96 basis points from 5.65 percent for the first nine months of 2008 to 4.69 percent during the same period of 2009, caused by lower market interest rates during 2009.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include our interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits represent our primary funding source, although we also utilize non-deposit borrowings to provide cash management services to commercial customers. Certain long-term borrowings also qualify as capital under existing guidelines established by the Federal Reserve Bank and other banking regulators.

Deposits. At September 30, 2009, deposits totaled $15.35 billion, an increase of $1.98 billion or 14.8 percent over September 30, 2008 caused by increases in customer savings, demand for high-quality bank deposits and a desire by customers to seek safety from uncertain investment instruments. We continue to focus on deposit attraction and retention as a key business objective.

The balance of deposits that we assumed from TVB and VB at the respective acquisition dates during the third quarter of 2009 totaled $1.67 billion. Due to the presence of $158.0 million in highly volatile out of market time deposits and our decision to reduce the existing rates on acquired time deposits at both TVB and VB, the balance of assumed deposits declined to $1.07 billion as of September 30, 2009. Further reductions are expected during the fourth quarter of 2009, with generally stable balances thereafter.

Short-term borrowings. At September 30, 2009, short-term borrowings totaled $576.6 million compared to $1.01 billion at September 30, 2008, a $437.8 million reduction. The 43.2 percent decline resulted from reduced demand for treasury service products caused by falling interest rates.

Long-term obligations. Long-term obligations equaled $879.8 million at September 30, 2009, up $230.5 million from September 30, 2008 due primarily to Federal Home Loan Bank borrowings.

Expense on interest-bearing liabilities. Interest expense amounted to $54.4 million during the third quarter of 2009, a $17.3 million or 24.2 percent decrease from the third quarter of 2008. Significantly lower rates more than offset the impact of the growth in interest-bearing liabilities. The rate on average interest-bearing liabilities equaled 1.64 percent during the third quarter of 2009, a 70 basis point decrease in the blended rate on interest-bearing liabilities as compared to the third quarter of 2008. Average interest-bearing liabilities increased $950.3 million or 7.8 percent from the third quarter of 2008 to the third quarter of 2009, the net result of $1.27 billion growth in interest-bearing deposits and a $515.9 million decline in short-term borrowings. The growth of average interest-bearing deposits was influenced by growth within the core franchise as well as the acquisitions of TVB and VB.

Year-to-date interest expense equaled $178.1 million, compared to $243.7 million for the same period of 2008. The $65.7 million or 26.9 percent decrease results from lower interest rates, partially offset by the impact of growth in deposits and long-term borrowings. The rate on interest-bearing liabilities decreased from 2.66 percent during the first nine months of 2008 to 2.00 percent for the same period of 2009, a 66 basis point drop. For the first nine months of 2009, average interest-bearing liabilities increased $601.1 million or 4.9 percent from $12.26 billion to $12.86 billion.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Third Quarter	Table 6

	2009			2008			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(thousands)
Assets
Loans and leases	$12,078,390	$171,231	5.47%	$11,440,563	$169,405	5.90%	$11,737	$(9,911)	$1,826
Investment securities:
U. S. Government	2,968,553	15,667	2.11	2,844,805	28,074	3.96	945	(13,352)	(12,407)
Residential mortgage-backed securities	104,587	1,329	5.04	76,603	1,038	5.39	367	(76)	291
Corporate bonds	481,121	2,205	1.83	—	—	—	1,103	1,102	2,205
State, county and municipal	2,811	49	6.92	4,762	80	6.68	(33)	2	(31)
Other	39,350	242	2.44	31,183	239	3.05	56	(53)	3

Total investment securities	3,596,422	19,492	2.17	2,957,353	29,431	3.99	2,438	(12,377)	(9,939)
Overnight investments	188,152	116	0.24	375,530	1,797	1.90	(507)	(1,174)	(1,681)

Total interest-earning assets	$15,862,964	$190,839	4.66%	$14,773,446	$200,633	5.40%	$13,668	$(23,462)	$(9,794)

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,540,271	$395	0.10%	$1,442,419	$292	0.08%	$25	$78	$103
Savings	608,019	170	0.11	549,060	279	0.20	22	(131)	(109)
Money market accounts	3,935,047	5,896	0.59	3,186,218	13,756	1.72	2,164	(10,024)	(7,860)
Time deposits	5,627,096	37,113	2.62	5,263,525	45,232	3.42	2,740	(10,859)	(8,119)

Total interest-bearing deposits	11,710,433	43,574	1.48	10,441,222	59,559	2.27	4,951	(20,936)	(15,985)
Short-term borrowings	616,930	980	0.63	1,132,817	3,724	1.31	(1,254)	(1,490)	(2,744)
Long-term obligations	810,049	9,859	4.87	613,046	8,478	5.50	2,523	(1,142)	1,381

Total interest-bearing liabilities	$13,137,412	$54,413	1.64%	$12,187,085	$71,761	2.34%	$6,220	$(23,568)	$(17,348)

Interest rate spread			3.02%			3.06%

Net interest income and net yield on interest-earning assets		$136,426	3.41%		$128,872	3.47%	$7,448	$106	$7,554

Average loan and lease balances include nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35 percent and state income tax rate of 6.90 percent for each period. The taxable-equivalent adjustment was $1,149 for 2009 and $1,553 for 2008.

NET INTEREST INCOME

Net interest income totaled $135.3 million during the third quarter of 2009, an increase of $8.0 million or 6.3 percent from the third quarter of 2008. The taxable-equivalent net yield on interest-earning assets equaled 3.41 percent for the third quarter of 2009, down 6 basis points from the third quarter 2008 net yield of 3.47 percent, but up 39 basis points from the second quarter of 2009. The significant improvement in the net yield on interest-earning assets from the prior quarter is due to the reduction in the average rate for outstanding time deposits without a similar decline in the yield on interest-earning assets as well as a favorable mix of yields and rates on acquired interest-earning assets and interest-bearing liabilities. For the nine-month period ended September 30, 2009, net interest income decreased by $6.1 million or 1.6 percent from the same period of 2008 due to a 27 basis point contraction in the net yield on interest-earning assets caused by the extremely low interest rate environment.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Nine Months	Table 7

	2009			2008			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$11,788,104	$484,376	5.47%	$11,186,487	$514,693	6.15%	$27,165	$(57,482)	$(30,317)
Investment securities:
U. S. Government	3,054,634	56,484	2.47	2,982,089	96,043	4.30	1,789	(41,348)	(39,559)
Residential mortgage-backed securities	98,558	3,711	5.03	79,839	3,201	5.36	729	(219)	510
Corporate bonds	293,333	4,063	2.77	—	—	—	2,032	2,031	4,063
State, county and municipal	3,367	290	11.52	4,880	243	6.65	(103)	150	47
Other	56,295	613	1.46	38,460	763	2.65	273	(423)	(150)

Total investment securities	3,506,187	65,161	2.56	3,105,268	100,250	4.31	4,720	(39,809)	(35,089)
Overnight investments	392,323	533	0.18	456,480	8,163	2.39	(613)	(7,017)	(7,630)

Total interest-earning assets	$15,686,614	$550,070	4.69%	$14,748,235	$623,106	5.65%	$31,272	$(104,308)	$(73,036)

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,509,855	$1,174	0.10%	$1,443,475	$956	0.09%	$77	$141	$218
Savings	576,058	485	0.11	547,082	840	0.21	50	(405)	(355)
Money market accounts	3,800,914	20,860	0.73	3,114,160	47,059	2.02	7,130	(33,329)	(26,199)
Time deposits	5,579,164	122,891	2.94	5,374,334	154,820	3.85	5,294	(37,223)	(31,929)

Total interest-bearing deposits	11,465,991	145,410	1.69	10,479,051	203,675	2.60	12,551	(70,816)	(58,265)
Short-term borrowings	634,808	3,582	0.75	1,213,776	15,764	1.73	(5,388)	(6,794)	(12,182)
Long-term obligations	759,341	29,077	7.66	566,198	24,295	5.72	6,147	(1,365)	4,782

Total interest-bearing liabilities	$12,860,140	$178,069	2.00%	$12,259,025	$243,734	2.66%	$13,310	$(78,975)	$(65,665)

Interest rate spread			2.69%			2.99%

Net interest income and net yield on interest-earning assets		$372,001	3.17%		$379,372	3.44%	$17,962	$(25,333)	$(7,371)

Average loan and lease balances include nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35 percent and a state income tax rate of 6.90 percent for each period. The taxable-equivalent adjustment was $3,887 and $5,121 for 2009 and 2008, respectively.

NONINTEREST INCOME

The growth of noninterest income is essential to our ability to sustain adequate levels of profitability. The primary sources of noninterest income are cardholder and merchant services income, service charges on deposit accounts, revenues derived from wealth management services, and fees from processing services. For 2009, gains recognized on the TVB and VB acquisitions had significant impact on our noninterest income.

During the first nine months of 2009, noninterest income totaled $327.3 million compared to $241.3 million during 2008. Excluding the $105.0 million gain on acquisitions, noninterest income totaled $222.4 million, down $18.9 million or 7.8 percent from the same period of 2008. Unfavorable variances occurred in service charge income, wealth management services, securities gains and cardholder and merchant income. Of the $18.9 million decrease in noninterest income, $8.1 million resulted from a securities gain recognized in 2008 in conjunction with our investment in Visa, Inc.

Service charges on deposit accounts generated $57.4 million for the first nine months of 2009, a decrease of $4.8 million or 7.7 percent from 2008. Bad check and service charges were lower for both personal and commercial account customers in 2009 due to reductions in transaction activity and lower interest rates.

Wealth management services generated $34.3 million in the first nine months of 2009 compared to revenues of $38.1 million in 2008. The $3.8 million or 10.0 percent decrease resulted from lower trust and brokerage income. Cardholder and merchant services generated $70.9 million during the first nine months of 2009, a decrease of $3.5 million or 4.7 percent compared to 2008. This decrease resulted from lower interchange and merchant discount income caused by reduced transaction volumes by both debit and credit cardholders.

Noninterest income benefited from improvements in fees from processing services and mortgage income. Mortgage income increased $3.9 million or 80.8 percent from $4.8 million in 2008 to $8.7 million in 2009. Servicing income and loan origination fees increased during the first nine month period of 2009 caused by favorable impacts from higher refinance activity and purchase activity resulting from tax credits provided to first-time home buyers. Fees from processing services added $1.3 million or 5.1 percent in 2009 caused by higher transaction volumes and the addition of new clients.

Noninterest income for the third quarter of 2009 excluding the gain on acquisitions equaled $77.7 million, unchanged from the third quarter of 2008. Higher mortgage income and fees from processing services offset reductions in service charges on deposit accounts and cardholder and merchant services. We expect the trend of weak noninterest income will continue through the fourth quarter of 2009.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and employee benefit costs, occupancy expenses related to branch offices and support facilities, and equipment costs for branch offices and our technology infrastructure. Noninterest expense equaled $483.5 million for the first nine months of 2009, a $32.4 million or 7.2 percent increase over the same period of 2008. During 2009, FDIC deposit insurance costs emerged as a significant component of noninterest expense, with a $21.2 million increase recorded versus the first nine months of 2008.

Salaries and wages totaled $195.4 million for the first nine months of 2009, an increase of $2.6 million or 1.3 percent when compared to the same period of 2008. The increase resulted from acquisitions, new branch offices, and the effect of mid-year 2008 merit increases. Employee benefits expense totaled $48.5 million for the first nine months of 2009, an increase of $3.5 million or 7.8 percent. Pension expense increased $3.6 million while health costs increased $2.6 million during 2009. These increases were partially offset by lower executive retirement costs in 2009.

Occupancy expense amounted to $48.7 million during the first three quarters of 2009 compared to $45.4 million during the same period of 2008. The $3.3 million or 7.2 percent increase resulted from higher expansion-related facility costs. Equipment expense equaled $44.5 million in 2009, an increase of $1.7 million or 4.1 percent over 2008, primarily due to higher software costs.

Expenses related to the maintenance, writedowns and resolution of other real estate increased $6.8 million during 2009 due to a significant increase in other real estate acquired through foreclosure in the Atlanta, Georgia and southwest Florida markets. Other expenses decreased $6.6 million or 5.4 percent from the first nine months of 2008 to the same period of 2009 due to lower credit and debit card loyalty costs and savings derived from expense reduction initiatives, partially offset by higher non-credit charge-offs.

For the third quarter of 2009, noninterest expense totaled $166.3 million, a $10.5 million or 6.8 percent increase over the same period of 2008. Noninterest expenses incurred in the third quarter of 2009 for the TVB and VB acquisitions totaled $6.6 million. Employee benefits increased $1.6 million or 11.8 percent due to higher health insurance and pension costs. FDIC insurance expense increased $4.5 million in 2009 due to higher quarterly rates and deposit levels. Occupancy expense increased $1.9 million or 12.5 percent as a result of branch repairs and new branch offices. Foreclosure related costs increased $3.8 million for the quarter while other expenses declined $1.4 million caused by lower card loyalty costs and expense reduction savings.

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

Income tax expense amounted to $56.9 million during the nine months ended September 30, 2009, compared to $43.0 million during the same period of 2008. The increase in income tax expense was primarily the result of higher pretax earnings which diluted the favorable effect of permanent differences. The effective tax rates for these periods were 36.9 percent and 35.5 percent, respectively. Income tax expense for the third quarter 2009 amounted to $50.9 million versus $9.5 million during the same period of 2008, with effective tax rates of 38.2 percent and 32.8 percent, respectively. The higher effective tax rate for 2009 reflects the impact of various permanent differences on higher pre-tax income.

Capital Adequacy	Table 8

	Actual		Minimum requirement		Well-capitalized requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2009
Tier 1 risk-based capital	$1,734,984	13.33%	$520,781	4.00%	$650,976	5.00%
Total risk-based capital	2,028,621	15.58%	1,041,562	8.00%	1,301,952	10.00%
Tier 1 leverage capital	1,734,984	9.73%	534,835	3.00%	1,069,671	6.00%
September 30, 2008
Tier 1 risk-based capital	1,628,743	13.01%	500,691	4.00%	625,864	5.00%
Total risk-based capital	1,918,384	15.33%	1,001,382	8.00%	1,251,727	10.00%
Tier 1 leverage capital	1,628,743	10.01%	488,119	3.00%	976,238	6.00%

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

We continually monitor the capital levels and ratios for BancShares and the subsidiary banks to ensure that they exceed the minimum requirements imposed by their respective regulatory authorities and to ensure that the subsidiary banks’ capital is appropriate given each bank’s growth projection and risk profile. Failure to meet capital requirements may result in actions by regulatory agencies that could have a material effect on us and on the financial statements. Table 8 provides information on capital adequacy for BancShares as of September 30, 2009 and 2008.

Regulatory agencies have determined that acquired assets covered by loss sharing agreements carry a risk weighting of 20 percent. Therefore, the acquisitions of TVB and VB resulted in moderate increases in our risk-weighted assets. The combination of the incremental capital created from the after-tax impact of the acquisition gains and the moderate increase in risk-weighted assets allowed our risk-based capital ratios to remain virtually unchanged. The leverage ratios for BancShares and FCB will decline by approximately 45 basis points as a result of the acquisitions, although a portion of the reduction is expected to be recovered during 2010 as the acquired assets decline.

As of September 30, 2009, BancShares and each subsidiary bank exceed minimum capital standards to remain well-capitalized. Due to the adequacy of our capital levels, we did not apply for TARP funding under the TARP Capital Purchase Program.

The historic growth and operating losses of ISB has required BancShares to infuse significant amounts of capital into ISB to support its balance sheet. Since ISB was formed in 1997, BancShares has provided $378.3 million in capital. BancShares’ prospective capacity to provide capital to support the future growth and expansion of ISB is highly dependent upon FCB’s ability to return capital through dividends to BancShares. Dividends from FCB to BancShares provide the sole source for capital infusions into ISB, and are the funding source for BancShares’ shareholder dividends and interest payments on a portion of its long-term obligations.

During 2009, our board of directors authorized the repurchase of up to 100,000 shares of Class A common stock and up to 25,000 shares of Class B common stock. The authorization does not require repurchase of any particular number of shares. Any shares of stock that are repurchased will be cancelled. No shares have been purchased as of September 30, 2009.

RISK MANAGEMENT

In the normal course of its business, BancShares is exposed to various risks. To manage our major risks and to provide reasonable assurance that our long-term business objectives will be attained, various policies and risk management processes identify, monitor and manage risk within acceptable tolerances. Management continually refines and enhances its risk management policies and procedures to maintain effective risk management.

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

Credit risk. We manage and monitor extensions of credit and the quality of the loan and lease portfolio through rigorous initial underwriting processes and ongoing periodic reviews. Underwriting standards reflect credit policies and procedures, and much of our credit approval process is centralized. We have a centralized independent credit review function that conducts independent risk reviews and analyses for the purpose of ensuring compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by geographic location and horizontal reviews across industry sectors within the banking subsidiaries. We identify potential credit problems as early as possible, to take reasonable and appropriate charge-offs or write-downs.

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

Our exposure to subprime loans is limited to programs we initiated to provide financing for affordable housing in connection with our ongoing efforts to comply with the Community Reinvestment Act. The carrying value of these loans as of September 30, 2009 was $3.3 million.

We maintain an appropriate and adequate allowance for loan and lease losses. In addition to the review of credit quality through ongoing credit review processes, we employ a variety of modeling and estimation techniques to measure credit risk and construct our allowance. Numerous quantitative and judgmental asset quality measures are considered in estimating the allowance including net charge-off trends, collateral values, geographic concentrations, nonperforming and restructured loans, product mix, and economic conditions. These credit quality factors are incorporated into various loss estimation models utilized in our allowance process, or are considered in evaluating the overall reasonableness of the allowance for loan and lease loss.

In recent years, one of our key strategic business goals is to provide financial services to businesses associated with and professionals within the medical community. Due to strong growth within this segment of our loan and lease portfolio, our non-covered loans and leases to borrowers in medical, dental or related fields totaled $2.87 billion as of September 30, 2009, which represents 24.9 percent of loans and leases not covered under loss sharing agreements, compared to $2.62 billion or 22.7 percent at September 30, 2008. Except for this concentration, no other industry represented more than 10 percent of non-covered loans and leases outstanding at September 30, 2009. Management has not established a limit for our concentration in the medical, dental or related field.

Summary of Loan and Lease Loss Experience and Risk Elements	Table 9

	2009			2008		Nine Months Ended September 30
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2009	2008
	(thousands, except ratios)
Allowance for loan and lease losses at beginning of period	$162,282	$161,572	$157,569	$152,946	$144,533	$157,569	$136,974
Provision for credit losses	18,266	21,506	17,976	22,640	20,008	57,747	43,286
Net charge-offs:
Charge-offs	(16,671)	(22,048)	(14,976)	(19,119)	(12,790)	(53,694)	(30,962)
Recoveries	1,405	1,252	1,003	1,102	1,195	3,660	3,648

Net charge-offs	(15,266)	(20,796)	(13,973)	(18,017)	(11,595)	(50,034)	(27,314)

Allowance for loan and lease losses at end of period	$165,282	$162,282	$161,572	$157,569	$152,946	$165,282	$152,946

Reserve for unfunded commitments	$7,282	$7,213	$7,923	$7,176	$7,674	$7,282	$7,674
Average loans and leases	12,089,832	11,621,540	11,659,873	11,306,900	11,440,563	11,791,960	11,186,487
Loans and leases at period-end:
Covered under loss sharing agreements	1,257,478	—	—	—	—	1,257,478	—
Not covered under loss sharing agreements	11,520,683	11,523,045	11,621,344	11,649,886	11,563,711	11,520,683	11,563,711

Risk Elements
Nonaccrual loans and leases:
Covered under loss sharing agreements	$102,473	$—	$—	$—	$—	$—	$—
Not covered under loss sharing agreements	56,628	63,756	62,903	39,361	39,598	56,628	39,598
Other real estate
Covered under loss sharing agreements	102,600	—	—	—	—	—	—
Not covered under loss sharing agreements	44,703	33,301	32,787	29,956	21,580	44,703	21,580
Troubled debt restructurings	4,990	5,334	3,100	2,349	988	4,990	988

Total nonperforming assets	$311,394	$102,391	$98,790	$71,666	$62,166	$106,321	$62,166

Accruing loans and leases 90 days or more past due	$16,507	$25,988	$20,328	$22,459	$20,902	$16,507	$20,902

Nonperforming assets covered under loss sharing agreements	$205,073	$—	$—	$—	$—	$205,073	$—
Nonperforming assets not covered under loss sharing agreements	106,321	102,391	98,790	71,666	62,166	(98,752)	62,166

Total nonperforming assets	$311,394	$102,391	$98,790	$71,666	$62,166	$106,321	$62,166

Ratios
Net charge-offs (annualized) to average loans and leases not covered under loss sharing agreements	0.50%	0.72%	0.49%	0.63%	0.40%	0.57%	0.33
Percent of loans and leases not covered under loss sharing agreements at period-end:
Allowance for loan and lease losses	1.43	1.41	1.39	1.35	1.32	1.43	1.32
Reserve for unfunded commitments	0.06	0.06	0.07	0.06	0.07	0.06	0.07

Nonperforming assets include nonaccrual loans and leases, restructured loans, and other real estate owned. Other real estate owned consists of foreclosed property and closed branch facilities. As a result of the acquisitions of TVB and VB assets, certain nonperforming assets are covered by loss sharing agreements with the FDIC. At September 30, 2009, nonperforming assets covered by loss sharing agreements equaled $205.1 million, or 15.1 percent of covered loans plus other real estate owned.

At September 30, 2009, nonperforming assets not covered by loss sharing agreements amounted to $106.3 million, or 0.92 percent of non-covered loans and leases plus other real estate owned, compared to $102.4 million at June 30, 2009 and $62.2 million at September 30, 2008. The increase from September 30, 2008 is due principally to weakness in the Atlanta, Georgia and southwest Florida residential construction loan portfolio. Residential construction loans secured by properties located in these markets have suffered from significant excess housing capacity and falling property values. Our borrowers, who are dependent on proceeds from sales to fund their obligations to us, face significant liquidity challenges.

Residential construction loans in the Atlanta, Georgia and southwest Florida markets as of September 30, 2009 equaled $71.9 million, compared to $91.0 million at June 30, 2009 and $128.8 million at December 31, 2008. As of September 30, 2009, $20.1 million of the residential construction loans were classified as nonperforming, and $37.0 million were identified as potential problem loans due to concerns about borrowers’ abilities to comply with existing loan repayment terms. We continue to closely monitor past due and problem accounts to identify any loans and leases that should be classified as impaired or non-accrual.

At September 30, 2009, the allowance for loan and lease losses totaled $165.3 million or 1.43 percent of loans and leases not covered by loss sharing agreements, up $12.3 million from September 30, 2008 when the coverage ratio equaled 1.32 percent. The increase in the allowance was primarily due to additional provisions related to downgrades of residential construction loans. In addition, as a result of deteriorating charge-off trends and loss projections, the loss estimates related to revolving mortgage loans were increased resulting in a $2.3 million increase in the allowance during the third quarter of 2009.

Management considers the allowance adequate to absorb estimated probable losses that relate to non-covered loans and leases and to post-acquisition changes in credit quality on covered loans, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require the recognition of adjustments to the allowance based on their judgments of information available to them at the time of their examination.

At September 30, 2009, acquired loans subject to protection under loss sharing agreements totaled $1.26 billion. Under US GAAP, estimated losses related to acquired loans that existed as of the acquisition date are not considered in determining the allowance for loan and lease losses. However, exposures that result from events that occur subsequent to the acquisition date will be considered in the calculation of the allowance for loan and lease losses for periods subsequent to the acquisition date. In addition, if estimated losses on acquired loans exceed the fair value adjustment established at acquisition, allowances will be established by a charge to provision for credit losses.

The provision for loan and lease losses charged to operations during the first nine months of 2009 equaled $57.7 million, compared to $43.3 million during the comparable period of 2008. The $14.5 million increase resulted from higher net charge-offs, the impact of commercial loan downgrades, and changes in loss projections for revolving mortgage loans. Net charge-offs during the first nine months of 2009 equaled $50.0 million compared to $27.3 million during 2008. The increases were concentrated in residential construction loans, revolving credit and other consumer loans. Commercial and business loan losses remained modest. On an annualized basis, net charge-offs represent 0.57 percent of average loans and leases during the first nine months of 2009 compared to 0.33 percent in the first nine months of 2008.

Table 9 provides details concerning the allowance for loan and lease losses during the past five quarters. The provision for credit losses, allowance for loan and lease losses and net charge-offs relate primarily to non-covered loans, as post-acquisition amounts related to covered loans have not been material. Post-acquisition deterioration in credit quality will affect future provision for credit losses.

Interest rate risk. Interest rate risk results principally from assets and liabilities maturing or repricing at different points in time, from assets and liabilities repricing at the same point in time but in different amounts and from short-term and long-term interest rates changing in different magnitudes. External interest rates may also have a direct or indirect impact on the interest rate and repricing characteristics of loans and leases that are originated as well as the rate characteristics of our interest-bearing liabilities.

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our rate sensitivity and general balance sheet interest rate risk. However, in conjunction with the issuance of $115.0 million in trust preferred securities in 2006, we entered into an interest rate swap to synthetically convert the variable rate coupon on the securities to a fixed rate of 7.125 percent for a period of five years. As a result of favorable market interest rates during the second quarter of 2009, we entered into a second five-year interest rate swap that will similarly convert the variable coupon rate to a fixed rate of 5.50 percent from June 2011 through June 2016.

We assess our interest rate risk by simulating future amounts of net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. These simulations indicate that net interest income will vary by no more than 4.0 percent when interest rates rise or decline by 200 basis points. We also utilize the market value of equity as a tool in measuring and managing interest rate risk. The market value of equity as a percentage of the economic value of assets is estimated to range from 7.5 percent to 9.4 percent when interest rates move 200 basis points in either direction.

Liquidity Risk. Liquidity risk results from the mismatching of asset and liability cash flows. We manage this risk by structuring our balance sheet prudently and by maintaining various borrowing resources to fund potential cash needs. We have historically maintained a strong focus on liquidity, and our deposit base represents our primary liquidity source. Through our deposit pricing strategies, we have the ability to stimulate or curtail deposit growth. We maintain additional sources for borrowed funds through federal funds lines of credit, Federal Home Loan Bank advances, and other borrowing facilities. We also utilize deposit brokers and the CDARS® program to provide limited wholesale funding. At September 30, 2009, we had access to $500.0 million in unfunded borrowings through arrangements with various banks and approximately $850.0 million of borrowing capacity at the Federal Home Loan Bank of Atlanta.

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

Although FCB’s growth in 2009 has primarily resulted from acquisitions, throughout its history the majority of its expansion has been accomplished on a de novo basis. Because of its size, the initial costs associated with FCB’s expansion are not material to its financial performance. Since ISB began operations in 1997, it has followed a de novo business model for growth and expansion. However, due to the rapid pace of its growth and the number of branch offices that have not attained sufficient size to achieve profitability, the financial results and trends of ISB are significantly affected by its recent expansion. Losses incurred since ISB’s inception total $81.3 million.

In the aggregate, FCB and ISB account for more than 90 percent of consolidated assets, revenues and net income. All other entities are combined for segment disclosure purposes, including activities of the parent company and Neuse, Incorporated (Neuse), a subsidiary that owns real property.

IronStone Bank. At September 30, 2009, ISB operated 56 facilities in twelve states. Assets totaled $2.64 billion at September 30, 2009 and 2008. ISB reported a net loss of $17.7 million during the first nine months of 2009, compared to a net loss of $19.5 million reported during 2008. The lower net loss in 2009 resulted from higher net interest income and a reduction in the provision for loan and lease losses. Net interest income increased $7.4 million or 14.8 percent in 2009, the result of an improved net yield on interest-earning assets.

The provision for credit losses totaled $26.7 million during the first nine months of 2009, an increase of $2.9 million due to allowances for downgraded and nonperforming residential construction loans. Net charge-offs increased from $13.5 million in 2008 to $24.6 million in 2009. On an annualized basis, the ratio of current year net charge-offs to average loans and leases outstanding equaled 1.51 percent, compared to 1.66 percent in the prior year. For the third quarter of 2009, net charge-offs totaled $6.5 million, an increase of $208,000 over the same period of 2008. Net charge-offs represent 1.20 percent of average loans and leases for the third quarter of 2009, compared to 2.19 percent for the same period of 2008.

Noninterest income increased $1.1 million or 12.3 percent from $8.9 million in 2008 to $10.0 million in 2009. Improvements were noted in cardholder and merchant services income and mortgage income.

Noninterest expense increased $3.4 million or 5.3 percent during the first nine months of 2009, versus the same period of 2008. Salaries and wages decreased $1.9 million or 7.9 percent during the first nine months of 2009, the result of branch closings. FDIC deposit insurance expense increased $2.4 million due to higher rates and a special assessment. Expenses related to the maintenance and resolution of other real estate surged $3.8 million due to higher balances of other real estate owned. Similar variances were noted in the comparison of the third quarter of 2009 to the same period of 2008.

During the third quarter of 2009 Neuse purchased from ISB foreclosed properties with a carrying value of $6.5 million, bringing 2009 total purchases to $14.3 million. This transaction will benefit ISB by reducing problem assets and improve certain operating ratios.

First-Citizens Bank & Trust Company. At September 30, 2009, FCB operated 355 branches in five mid-Atlantic states. Additionally, as a result of the acquisition transactions related to TVB and VB, FCB added 11 branches in California and 18 branches in Washington. FCB’s total assets increased $2.11 billion from $13.71 billion at September 30, 2008 to $15.82 billion at September 30, 2009. First Citizens earned $124.0 million during the first three quarters of 2009, compared to net income of $102.6 million during 2008. The $21.4 million increase in net income resulted from gains associated with the acquisition of TVB and VB.

Net interest income decreased $7.6 million or 2.3 percent during 2009, due to falling interest rates and a lower net yield on interest-earning assets. Noninterest income increased $84.8 million from $239.6 million in the first nine months of 2008 to $324.4 million in the first nine months of 2008, due to the acquisition gains.

Noninterest expense increased $28.5 million or 7.2 percent during 2009, primarily the result of an $18.8 million increase in FDIC insurance costs and a $4.5 million increase in salary expense. FDIC insurance expense was also the primary cause of the increase in noninterest expense during the third quarter of 2009, when compared to the same period of 2008.

The provision for loan and lease losses increased $11.6 million due to higher net charge-offs. On an annualized basis, the ratio of current year net charge-offs to average loans and leases outstanding equaled 0.35 percent, compared to 0.20 percent in the prior year. Net charge offs in the third quarter of 2009 equaled 0.35 percent of total loans and leases, compared to 0.38 percent during the third quarter of 2008.

IMPAIRMENT

US GAAP requires that we perform an impairment test each year to determine if goodwill is impaired. Annual impairment tests have been conducted as of July 31 each year, and have not indicated impairment exists. We performed the annual goodwill impairment test during the third quarter of 2009, and there was no impairment of goodwill.

The goodwill impairment test requires a two-step method to evaluate and calculate impairment. The first step requires estimation of each reporting unit’s fair value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, we are required to determine whether an impairment charge must be recorded and, if so, the amount of such charge. Based on the results of the first step, there was no indication of potential impairment for FCB’s goodwill; however, the test indicated that an impairment of ISB’s $793,000 of goodwill was possible.

The evaluation of impairment performed in the second step included the preparation of a fair value balance sheet for ISB to confirm whether impairment exists. Based on the fair value estimates considered in the analysis, including fair value discounts recognized on assets that are not carried at fair value, goodwill was not impaired for ISB. Therefore, no impairment of goodwill was recorded during the third quarter of 2009 as a result of the annual goodwill impairment test.

In addition to the annual testing requirement, we are required to test goodwill for impairment for various other events including significant adverse change in the business climate. Throughout much of 2009, the market price of our common stock was lower than book value, suggesting the possibility of impairment. We conducted impairment tests as of June 30, 2009 and March 31, 2009 and concluded that no impairment existed.

As of September 30, 2009, the market price of our common stock traded above book value, and no impairment test was performed. If the stock price deteriorates, subsequent impairment tests may indicate that impairment exists. An impairment charge could have a significant impact on our consolidated income statement. However, a goodwill impairment charge would not impact our capital ratios as those ratios are calculated using tangible capital amounts.

LEGAL PROCEEDINGS

As previously disclosed, on May 24, 2004, FCB filed a lawsuit in the Circuit Court of Greenbrier County, West Virginia, against a customer claiming default under a master lease on a piece of equipment and eight promissory notes. The customer asserted a counterclaim against us alleging breach of lease, breach of fiduciary duty, breach of duty of good faith and fair dealing, and tortious interference with contractual relations. At trial, a jury returned a verdict against FCB and awarded a judgment of $4.1 million in favor of our customer. FCB filed a motion to set aside the judgment or, in the alternative, for a new trial, but the Court denied FCB’s motions. FCB filed a Petition for Review of the Circuit Court’s action to the West Virginia Supreme Court of Appeals. On September 3, 2009, the Supreme Court of Appeals denied FCB’s request. As a result, FCB paid a total of $5.3 million to the customer, which represents the jury award plus approximately $1.1 million in interest and costs. Noninterest expense during the third quarter of 2009 included $4.5 million related to the resolution of this matter.

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

CURRENT ACCOUNTING AND REGULATORY ISSUES

Recent changes to US GAAP have resulted in the following:

•

Accounting for business combinations – established the acquisition method of accounting for all business combinations and required that an acquirer be identified for each business combination; required the acquirer to recognize the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date; required that acquisition-related costs and restructuring costs be recognized as period expenses as incurred;

•

Accounting for derivatives - expanded disclosures regarding how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect the balance sheet, income statement and statement of cash flows; these changes were effective January 1, 2009;

•

Other than temporary impairment of investment securities – revised method of calculating other than temporary impairment (OTTI) for debt securities; an entity must now record an OTTI charge if it intends to sell a debt instrument or if it can not assert it is more likely than not that it will not have to sell the security before recovery; if the entity does not intend to sell the security but does not expect to recover the amortized cost basis, the amount of the impairment that results from issuer credit will be reported in earnings and the remaining impairment related to liquidity will be reflected in other comprehensive income;

•

Fair value disclosures - expanded fair value disclosures about financial instruments in interim financial statements as well as disclosures about estimation methods and disclosure of changes in method from prior periods; also in situations when markets normally used to establish fair values are not orderly, a company must consider whether an observed transaction was not orderly based on the weight of available evidence.

Each of these changes was implemented during 2009. Except for the changes related to accounting for business combinations, none of the changes had a material impact on our financial condition, results of operations or liquidity.

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

Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions that affect our loan and lease portfolio, the abilities of our borrowers to repay their loans and leases, the values of real estate and other collateral, the impact of the acquisitions of Temecula Valley Bank and Venture Bank, and other developments or changes in our business that we do not expect.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of September 30, 2009, BancShares’ market risk profile has not changed significantly from December 31, 2008. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

Item 4.	Controls and Procedures

BancShares’ management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of BancShares’ disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act). Based on their evaluation, except as described in Part II, Item 5 below, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, BancShares’ disclosure controls and procedures were effective to provide reasonable assurance that BancShares is able to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act. BancShares’ management has taken steps to ensure that, in the future, it is able to timely report information required to be reported regarding transactions of the type described in Part II, Item 5, below.

No change in BancShares’ internal control over financial reporting occurred during the third quarter of 2009 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

Gain on acquisitions

The gain recorded during the third quarter of 2009 is preliminary and subject to revision for a period of one year following the acquisition date. Revisions would be made based on additional information that becomes available that affects the acquisition date fair values of assets acquired and liabilities assumed.

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

Operational and data security risk

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of illegal activities conducted by employees or outsiders, data security risk and operational errors. Our dependence on automated systems, including the automated systems used by acquired entities, to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control.

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

With respect to the 2009 acquisitions, the exposures to prospective losses on certain assets are covered under loss sharing agreements with the FDIC. These loss sharing agreements impose certain obligations on us that, in the event of noncompliance could result in the disallowance of our rights under the loss sharing agreements.

Volatility in stock price and impairment of goodwill

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

Item 5.	Other information

A Current Report on Form 8-K filed by BancShares during the period covered by this report in connection with its purchase and assumption from the Federal Deposit Insurance Corporation of certain of the assets and liabilities of a troubled financial institution in receivership did not contain, and has not been timely amended as permitted by the reporting rules to include, all information required to be disclosed regarding that transaction. BancShares currently is assembling the additional information, which requires an audit of the acquired assets and liabilities, and will report that information by amendment to its Form 8-K as soon as the information is available.

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

FIRST CITIZENS BANCSHARES, INC.
(Registrant)

Dated: November 9, 2009	By:	/s/ KENNETH A. BLACK
Kenneth A. Black
Vice President, Treasurer and Chief Financial Officer