Form 10-K/A
period 2008-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2010-01-08
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

TO

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number: 001-16715

FIRST CITIZENS BANCSHARES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	56-1528994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4300 Six Forks Road

Raleigh, North Carolina 27609

(Address of Principal Executive Offices, Zip Code)

(919) 716-7000

(Registrant’s Telephone Number, including Area Code)

Securities registered under:

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

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $718,318,286 as of June 30, 2008.

On February 27, 2009, there were 8,756,778 outstanding shares of the Registrant’s Class A Common Stock and 1,677,675 outstanding shares of the Registrant’s Class B Common Stock.

Portions of the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated in Part III of this report.

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend the original Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”) of First Citizens BancShares, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2009, by:

(1) correcting the Company’s SEC file number on the report cover; and

(2) revising the certifications of the Company’s principal executive officer and principal financial officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which were filed as Exhibit 32 to the 2008 Form 10-K.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications of the Company’s principal executive officer and principal financial officer required by Rule 13a-14(a) of the Exchange Act are filed as exhibits to this Form 10-K/A.

Except as stated herein, no other revisions are being made in the Company’s 2008 Form 10-K.

This Form 10-K/A does not reflect events occurring after the filing of the Company’s 2008 Form 10-K on February 27, 2009, and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 2008 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the 2008 Form 10-K.

CROSS REFERENCE INDEX

PART IV    Item 15    Exhibits, Financial Statements and Schedules.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CITIZENS BANCSHARES, INC.

Date: January 8, 2010	By:	/S/ KENNETH A. BLACK
Kenneth A. Black
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.01	Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1992)

3.02	Bylaws of the Registrant, as amended (incorporated by reference from Registrant’s Form 8-K dated January 25, 2008)

*4.01	Specimen of Registrant’s Class A Common Stock certificate

*4.02	Specimen of Registrant’s Class B Common Stock certificate

4.03	Amended and Restated Trust Agreement of FCB/NC Capital Trust I (incorporated by reference from Registration No. 333-59039)

4.04	Form of Guarantee Agreement (incorporated by reference from Registration No. 333-59039)

4.05	Junior Subordinated Indenture dated March 5, 1998 between Registrant and Bankers Trust Company, as Debenture Trustee (incorporated by reference from Registration No. 333-59039)

4.06	Indenture dated June 1, 2005 between Registrant’s subsidiary First-Citizens Bank & Trust Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Registrant’s 8-K dated June 1, 2005)

4.07	First Supplemental Indenture dated June 1, 2005 between Registrant’s subsidiary First-Citizens Bank & Trust Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Registrant’s Form 8-K dated June 1, 2005)

4.08	Amended and Restated Trust Agreement of FCB/NC Capital Trust III (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)

4.09	Guarantee Agreement relating to Registrant’s guarantee of the capital securities of FCB/NC Capital Trust III (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)

4.10	Junior Subordinated Debenture dated May 18, 2006 between Registrant and Wilmington Trust Company, as Debenture Trustee (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)

10.01	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Lewis R. Holding (incorporated by reference from Registrant’s Form 8-K filed February 6, 2009 for an event on February 3, 2009)

10.02	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 28, 2007 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Frank B. Holding (incorporated by reference from Registrant’s Form 8-K filed February 6, 2009 for an event on February 3, 2009)

10.03	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and James B. Hyler, Jr. (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10.04	Retirement Agreement and Release dated February 1, 2008 between Registrant’s subsidiary First-Citizens Bank & Trust Company and James B. Hyler, Jr. (incorporated by reference from Registrant’s Form 10-Q for the quarter ended March 31, 2008)

10.05	Offer of employment by Registrant’s Subsidiary First-Citizens Bank & Trust Company to Carol B. Yochem dated August 3, 2005 (incorporated by reference to Registrant’s 2006 Form 10-K)

10.06	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007, between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Carol B. Yochem (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10.07	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007, between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Kenneth A. Black (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10.08	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Frank B. Holding, Jr. (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10.09	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Hope Holding Connell (incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10.10	Consultation Agreement dated July 24, 2006, between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (incorporated by reference to Registrant’s 2006 Form 10-K)

10.11	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007, between Registrant’s Subsidiary IronStone Bank and James M. Parker (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2007)

*10.12	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary IronStone Bank and James M. Parker

10.13	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary IronStone Bank and James M. Parker (incorporated by reference from Registrant’s Form 8-K filed February 6, 2009 for an event on February 4, 2009)

10.14	Article IV Section 4.1.d of the Agreement and Plan of Reorganization and Merger by and among First Investors Savings Bank, Inc., SSB, First-Citizens Bank & Trust Company and First Citizens BancShares, Inc., dated October 25, 1995, located at page II-38 of Registrant’s S-4 Registration Statement filed with the SEC on December 19, 1994 (Registration No. 33-84514)

*21.01	Subsidiaries of the Registrant

*24.01	Power of Attorney

**31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

**31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

**32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)

99.01	Proxy Statement for Registrant’s 2009 Annual Meeting (separately filed)

*	Previously filed with Registrant’s original Annual Report on Form 10-K for the year ended December 31, 2008.
**	Filed herewith.