Form 10-K
period 2009-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2010-03-01
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number 001-16715

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $676,936,605.

On March 1, 2010, there were 8,756,778 outstanding shares of the Registrant’s Class A Common Stock and 1,677,675 outstanding shares of the Registrant’s Class B Common Stock.

Portions of the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated in Part III of this report.

CROSS REFERENCE INDEX

			Page
PART 1	Item 1	Business	3
	Item 1A	Risk Factors	8
	Item 1B	Unresolved Staff Comments	None
	Item 2	Properties	11
	Item 3	Legal Proceedings	11
PART II	Item 5	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Security	12
	Item 6	Selected Financial Data	14
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
	Item 7A	Quantitative and Qualitative Disclosure About Market Risk	41
	Item 8	Financial Statements and Supplementary Data
		Management’s Annual Report on Internal Control over Financial Reporting	52
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	53
		Report of Independent Registered Public Accounting Firm	54
		Consolidated Balance Sheets at December 31, 2009 and 2008	55
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2009	56
		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2009	57
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2009	58
		Notes to Consolidated Financial Statements	59
		Quarterly Financial Summary for 2009 and 2008	46
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	50
	Item 9B	Other Information	None
PART III	Item 10	Directors and Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions and Director Independence	*
	Item 14	Principal Accountant Fees and Services	*
PART IV	Item 15	Exhibits, Financial Statement Schedules
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.

*	Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Code of Ethics,’ ‘Committees of our Board—General,’ and ‘—Audit and Compliance Committee’, ‘Executive Officers’ and ‘Section 16(a) Beneficial Ownership Reporting Compliance’ from the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders (2010 Proxy Statement) .

Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Compensation Discussion and Analysis,’ ‘Compensation Committee Report,’ ‘Executive Compensation,’ and ‘Director Compensation,’ of the 2010 Proxy Statement.

Information required by Item 12 is incorporated herein by reference to the information that appears under the heading ‘Beneficial Ownership of Our Common Stock’ of the 2010 Proxy Statement.

Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2010 Proxy Statement.

Information required by Item 14 is incorporated by reference to the information that appears under the caption ‘Services and Fees During 2008 and 2009 of the 2010 Proxy Statement.

Business

General

First Citizens BancShares, Inc. (BancShares) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (FCB), its banking subsidiary. FCB opened in 1898 as the Bank of Smithfield, Smithfield, North Carolina, and later became First-Citizens Bank & Trust Company. As of December 31, 2009, FCB operated 373 offices in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Washington, California and Washington, DC.

On April 28, 1997, BancShares launched IronStone Bank (ISB), a federally-chartered thrift institution that originally operated under the name Atlantic States Bank. Initially, ISB operated in the counties surrounding Atlanta, Georgia, but gradually expanded into other high-growth markets in urban areas throughout the United States. At December 31, 2009, ISB had 58 offices in Georgia, Florida, Texas, Arizona, New Mexico, California, Oregon, Washington, Colorado, Oklahoma, Kansas and Missouri. The financial results and trends of ISB reflect the impact of the de novo nature of its growth. Refer to Note S—Segment Disclosures in the Notes to Consolidated Financial Statements for additional financial disclosures on FCB and ISB including summary income statements and balance sheet information.

During 2009 FCB purchased substantially all the assets and assumed substantially all the liabilities of Temecula Valley Bank (TVB) and Venture Bank (VB) from the FDIC, as Receiver of those two banks, under agreements which included “ loss share” arrangements which protect FCB from losses on covered loans and other real estate owned up to stated limits. TVB operated 11 banking branches in California, primarily within the San Diego, California, area and the Temecula Valley area east of San Diego. Venture operated 18 banking branches in the Seattle/Olympia, Washington, area. Those branches are being operated as banking branches of FCB and represent FCB’s first entry into those banking markets. In connection with its acquisitions of TVB and VB, FCB measured all assets and liabilities at fair value, and recorded loans of $855.6 million and $457.0 million, total assets of $1.11 billion and $795.2 million, deposits of $965.4 million and $709.1 million, and total liabilities of $1.05 billion and $766.5 million, respectively. The two transactions resulted in bargain purchase gains in 2009 of $56.4 million and $48.0 million, respectively. Additional information regarding those two transactions is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note B to BancShares’ audited consolidated financial statements.

BancShares conducts its banking operations through its two separately chartered wholly-owned subsidiaries, FCB and ISB. FCB and ISB offer similar banking products and services to customers through separate branch operations, and each operates in different geographic markets with the exception of the states of California and Washington, where both operate. With a diverse employment base in manufacturing, general services, agricultural, wholesale/retail trade, technology and financial services, BancShares believes its current market areas will support future growth in loans and deposits. BancShares maintains a community bank approach to providing customer service, a competitive advantage that strengthens our ability to effectively provide financial products and services to individuals and businesses in our markets. Although FCB provides products and services targeted to both business and retail customers, ISB has focused primary attention on business customers, providing retail banking services on a limited basis.

A substantial portion of BancShares’ revenue is derived from our operations throughout North Carolina, in southern and central Virginia, and in the urban areas of Georgia, Florida, California and Texas in which we operate. The delivery of products and services to our customers is primarily accomplished through associates deployed throughout our extensive branch network. However, FCB and ISB also provide customers with access to our products and services through alternative means, including online banking, telephone banking and through our participation in various ATM networks. Business customers may also conduct banking transactions through use of remote image technology.

FCB is BancShares’ largest banking subsidiary with 87.4 percent of BancShares’ consolidated deposits as of December 31, 2009. FCB’s primary deposit markets are North Carolina and Virginia. FCB’s deposit market share in North Carolina was 3.6 percent as of June 30, 2009 based on the Federal Deposit Insurance Corporation (FDIC) Deposit Market Share Report. Based on this ranking of deposits, FCB was the fourth largest bank in North Carolina. The three banks larger than FCB based on deposits in North Carolina as of June 30, 2009, controlled 75.6 percent of North Carolina deposits. In Virginia, FCB was the 17th largest bank with a June 30, 2009 deposit market share of 0.7 percent. The sixteen larger banks represent 81.9 percent of total deposits in Virginia as of June 30, 2009. At December 31, 2009, FCB had 280 branches in North Carolina, 51 branches in Virginia, 18 branches in Washington, 11 branches in California, 5 branches in West Virginia, 6 branches in Tennessee, 1 branch in Maryland, and 1 branch in Washington, D.C.

ISB’s deposits represent 12.8 percent of BancShares’ consolidated deposits as of December 31, 2009. Due to ISB’s focus on urban areas with many financial service providers, ISB’s market share in each of the states in which it operates is less than one percent. At December 31, 2009, ISB had 15 branches in Georgia, 13 branches in Florida, 9 branches in California, 7 branches in Texas, 3 branches in Colorado, 2 branches in each of Arizona, New Mexico, Oregon and Oklahoma, and 1 branch in Kansas, Missouri and Washington.

FCB and ISB seek to meet the needs of both consumers and commercial entities in their respective market areas. Their services, offered at most offices, include taking of deposits, cashing of checks, and providing for individual and commercial cash needs; numerous checking and savings plans; commercial, business and consumer lending; a full-service trust department; and other activities incidental to commercial banking. First Citizens Investor Services, Inc. (FCIS) provides various investment products, including annuities, discount brokerage services and third-party mutual funds to customers. Other subsidiaries are not material to BancShares’ consolidated financial position or to consolidated net income.

The financial services industry is highly competitive and the ability of non-bank financial entities to provide services previously reserved for commercial banks has intensified competition. Traditional commercial banks are subject to significant competitive pressure from multiple types of financial institutions creating the requirement to not focus their competitive efforts solely on other commercial banks. This competitive pressure is perhaps most acute in the wealth management and payments arenas. Non-banks and other diversified financial conglomerates have developed powerful and focused franchises, which have eroded traditional commercial banks’ market share of both balance sheet and fee-based products. As the banking industry continues to consolidate, the degree of competition that exists in the banking market will be affected by the elimination of some regional and local institutions. Continued asset quality challenges, capital shortages, fallout of a global economic recession and the likely resulting bank failures will also have a profound impact on the competitive environment.

At December 31, 2009, BancShares and its subsidiaries employed a full-time staff of 4,221 and a part-time staff of 785 for a total of 5,006 employees.

Throughout its history, the operations of BancShares have been significantly influenced by descendants of Robert P. Holding, who came to control FCB during the 1920s. Robert P. Holding’s children and grandchildren have served as members of the board of directors, as chief executive officers and other executive management positions, and have remained shareholders controlling a large percentage of our common stock since BancShares was formed in 1986.

Our Chairman of the Board and Chief Executive Officer, Frank B. Holding, Jr., is the grandson of Robert P. Holding. Hope H. Connell, the President of ISB and Executive Vice President of FCB, is Robert P. Holding’s granddaughter. Frank B. Holding, son of Robert P. Holding and father of Frank B. Holding, Jr. and Hope H. Connell, is our Executive Vice Chairman. Carmen Holding Ames, another granddaughter of Robert P. Holding, is a member of our board of directors.

Lewis R. Holding preceded Frank B. Holding, Jr. as Chairman of the Board and Chief Executive Officer and served in both capacities from the time BancShares was formed until 2008, when he retired as Chief Executive Officer, and 2009, when he retired as Chairman of the Board. Lewis R. Holding, who died in August 2009, was the son of Robert P. Holding, brother of Frank B. Holding, and father of Carmen Holding Ames.

Members of the Holding family, including those who serve as members of our board of directors and in various management positions, and including certain of their related parties, own, in the aggregate, approximately 38 percent of the outstanding shares of our Class A common stock and approximately 49 percent of the outstanding shares of our Class B common stock, together representing approximately 47 percent of the voting control of BancShares. Additionally, a trust for the benefit of a family member holds additional shares over which the family member does not have voting or investment control. Those shares amount to approximately three percent and 30 percent, respectively, of the outstanding shares of our Class A and Class B common stock and together represent approximately 23 percent of the voting control of BancShares.

Statistical information regarding our business activities is found in Management’s Discussion and Analysis.

Regulatory Considerations

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

FCB is a state-chartered bank, subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the North Carolina Commissioner of Banks. ISB is a federally-chartered thrift institution supervised by the Office of Thrift Supervision (OTS). Deposit obligations of FCB and ISB are insured by the FDIC to the maximum legal limits.

The various regulatory authorities supervise all areas of the banking subsidiaries, including reserves, loans, mergers, the payment of dividends, various compliance matters and other aspects of their operations. The regulators conduct regular examinations, and the banking subsidiaries must furnish periodic reports to their regulators containing detailed financial and other information regarding their affairs.

Numerous statutes and regulations apply to and restrict the activities of the banking subsidiaries, including limitations on the ability to pay dividends, capital requirements, reserve requirements, deposit insurance requirements and restrictions on transactions with related parties. The impact of these statutes and regulations is discussed below and in the accompanying audited consolidated financial statements.

The Gramm-Leach-Bliley Act (GLB Act) adopted by Congress during 1999 expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. The GLB Act permitted bank holding companies to become “financial holding companies” and expanded activities in which banks and bank holding companies may participate, including opportunities to affiliate with securities firms and insurance companies. During 2000, BancShares became a financial holding company.

Under Delaware law, BancShares is authorized to pay dividends declared by its Board of Directors, provided that no distribution results in its insolvency. The ability of the banking subsidiaries to pay dividends to BancShares is governed by statutes of each entity’s chartering jurisdiction and rules and regulations issued by each entity’s respective regulatory authority. Under federal law, and as insured banks, each of the banking subsidiaries is prohibited from making any capital distributions, including paying a cash dividend, if it is, or after making the distribution it would become, “undercapitalized” as that term is defined in the Federal Deposit Insurance Act (FDIA).

BancShares is required to comply with the capital adequacy standards established by the FRB, and FCB and ISB are required to comply with the capital adequacy standards established by the FDIC and OTS, respectively. The FRB, FDIC and OTS have promulgated risk-based capital and leverage capital guidelines for determining the adequacy of the capital of a bank holding company or a bank, and all applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance with these capital requirements.

Current federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, the FDIC has established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”). The FDIC is required to take certain mandatory supervisory actions, and is authorized to take other discretionary actions, with respect to banks in the three undercapitalized categories.

Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered bank that has a Total Capital Ratio of 10.0 percent or greater, a Tier 1 Capital Ratio of 6.0 percent or greater, a Leverage Ratio of 5.0 percent or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well-capitalized.” Each of BancShares’ banking subsidiaries is well-capitalized.

Under regulations of the FRB, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. Because required reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank or with a qualified correspondent bank, the effect of the reserve requirement is to reduce the amount of the Banks’ assets that are available for lending or other investment activities.

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

The FDIC is responsible for maintaining the adequacy of the DIF, and the amount paid by a bank for deposit insurance is influenced not only by the assessment of the risk it poses to the DIF, but also by the adequacy of the insurance fund to cover the risk posed by all insured institutions. FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the DIF. A rate increase and special assessment was imposed on insured financial institutions in 2009 due to the high level of bank failures. Under the provisions of the FDIRA, the FDIC may terminate a bank’s deposit insurance if it finds that the bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated applicable laws, regulations, rules, or orders.

Each of the banking subsidiaries is subject to the provisions of Section 23A of the Federal Reserve Act which places limits on the amount of certain transactions with affiliate entities. The total amount of transactions by any of the banking subsidiaries with a single affiliate is limited to 10 percent of the banking subsidiary’s capital and surplus and, for all affiliates, to 20 percent of the banking subsidiary’s capital and surplus. Each of the transactions among affiliates must also meet specified collateral requirements and must comply with other provisions of Section 23A designed to avoid transfers of low-quality assets between affiliates. The banking subsidiaries are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the banking subsidiary or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The USA Patriot Act of 2001 (Patriot Act) is intended to strengthen the ability of United States law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains sweeping anti-money laundering and financial transparency laws which required various new regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Patriot Act has required financial institutions to adopt new policies and procedures to combat money laundering, and it grants the Secretary of the Treasury broad authority to establish regulations and impose requirements and restrictions on financial institutions’ operations.

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

The SOX Act requires various securities exchanges, including The NASDAQ Global Select Market, to prohibit the listing of the stock of an issuer unless that issuer maintains an independent audit committee. In addition, the securities exchanges have imposed various corporate governance requirements, including the requirement that various corporate matters (including executive compensation and board nominations) be approved, or recommended for approval by the issuer’s full board of directors, by directors of the issuer who are “independent” as defined by the exchanges’ rules or by committees made up of “independent” directors. Since BancShares’ Class A common stock is a listed stock, BancShares is subject to those provisions of the Act and to corporate governance requirements of The NASDAQ Global Select Market. The economic and operational effects of the SOX Act on public companies, including BancShares, have been and will continue to be significant in terms of the time, resources and costs required to achieve compliance.

During 2008, in response to widespread concern about weakness within the banking industry, the Emergency Economic Stabilization Act was enacted, providing expanded insurance protection to depositors. In addition, the U.S. Treasury created the TARP Capital Purchase Program to provide qualifying banks with additional capital. The FDIC created the Temporary Liquidity Guarantee Program (TLGP), which allowed banks to purchase a guarantee for newly-issued senior unsecured debt and provided expanded deposit insurance benefits to certain noninterest-bearing accounts. Due to our strong capital ratios, we did not apply for additional capital under the TARP Capital Purchase Program. We also did not participate in the TLGP debt guarantee program, but did elect to participate in the TLGP expansion of deposit insurance. We elected in 2009 to continue participation in the expanded deposit insurance program until expiration on June 30, 2010.

FCIS is a registered broker-dealer and investment adviser. Broker-dealer activities are subject to regulation by the Financial Industry Regulatory Authority (FINRA), a self-regulatory organization to which the Securities and Exchange Commission (SEC) has delegated regulatory authority for broker-dealers, as well as by the state securities authorities of the various states in which FCIS operates. Investment advisory activities are subject to direct regulation by the SEC, and investment advisory representatives must register with the state securities authorities of the various states in which they operate.

FCIS is also licensed as an insurance agency in connection with various investment products, such as annuities, that are regulated as insurance products. FCIS’ insurance sales activities are subject to concurrent regulation by securities regulators and by the insurance regulators of the various states in which FCIS conducts business.

Available Information

BancShares does not have its own separate Internet website. However, FCB’s website (www.firstcitizens.com) includes a hyperlink to the SEC’s website where the public may obtain copies of BancShares’ annual reports on Form 10-K, quarterly reports on 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Interested parties may also directly access the SEC’s website that contains reports and other information that BancShares files electronically with the SEC. The address of the SEC’s website is www.sec.gov.

Risk Factors

Unfavorable changes in economic conditions

BancShares’ business is highly affected by national, regional and local economic conditions. These conditions cannot be predicted or controlled, and may have a material impact on our operations and financial condition. Unfavorable economic developments such as an increase in unemployment rates, decreases in real estate values, rapid changes in interest rates, higher default and bankruptcy rates, and various other factors could weaken the national economy as well as the economies of specific communities that we serve. Weakness in our market areas, continuation or deepening of the current recession or a prolonged recovery could depress our earnings and financial condition because borrowers may not be able to repay their loans, collateral values may fall, and loans that are currently performing and other long-lived assets may become impaired.

Mergers and acquisitions

We must receive federal and state regulatory approvals before we can acquire a bank or bank holding company or acquire assets and assume liabilities of failed banks from the FDIC. Prior to granting approval, bank regulators consider, among other factors, the effect of the acquisition on competition, financial condition and future prospects including current and projected capital ratios, the competence, experience and integrity of management, our record of compliance with laws and regulations and the convenience and needs of the communities to be served, including our record of compliance under the Community Reinvestment Act. We cannot be certain when or if any required regulatory approvals will be granted or what conditions may be imposed by the approving authority.

In addition to the risks related to regulatory approvals, complications in the conversion of operating systems, data systems and products may result in the loss of customers, damage to our reputation, operational problems, one-time costs currently not anticipated or reduced cost savings resulting from a merger or acquisition. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of our businesses or the businesses of the acquired company or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition.

With respect to the 2009 acquisitions, the exposures to prospective losses on certain assets are covered under loss share agreements with the FDIC. These loss share agreements impose certain obligations on us that, in the event of noncompliance, could result in the disallowance of our rights under those agreements.

Instability in real estate markets

Disruption in residential housing markets including reduced sales activity and falling market prices have adversely affected collateral values and customer demand, particularly with respect to our operations in Atlanta, Georgia and southwest Florida. With 73.5 percent of total loans secured by real estate, instability in residential and commercial real estate markets could result in higher credit losses in the future if customers default on loans that, as a result of lower property values, are no longer adequately collateralized. The weak real estate markets could also affect our ability to sell real estate acquired through foreclosure.

Liquidity

Liquidity is essential to our businesses. Our deposit base represents our primary source of liquidity, and we normally have the ability to stimulate deposit growth through our pricing strategies. However, in circumstances where our ability to generate needed liquidity is impaired, we would need access to alternative liquidity sources such as overnight and other short-term borrowings. While we maintain access to alternative funding sources, we are dependent on the availability of collateral, the counterparty’s willingness to lend to us, and their liquidity capacity.

Gain on acquisitions

The gain recorded during 2009 is preliminary and subject to revision for a period of one year following the respective acquisition dates. Adjustments to this gain may be recorded based on additional information received after the acquisition date that affected the acquisition date fair values of assets acquired and liabilities assumed. Further downward adjustments in values of assets acquired or increases in values of liabilities assumed on the date of acquisition would lower this gain on acquisitions.

Deposit insurance premiums

During 2009, due to a higher level of bank failures, the FDIC increased recurring deposit insurance premiums and imposed a special assessment on insured financial institutions. In addition, the FDIC received approval to require prepayment of the next three years premiums by December 31, 2009. BancShares remitted $69.6 million to prepay its premiums for 2010, 2011 and 2012. Due to the continuing volume of bank failures, it is possible that higher deposit insurance rates or additional special assessments will be required to restore the DIF to the Congressionally established target.

Access to capital

Based on existing capital levels, BancShares and its subsidiary banks maintain well-capitalized ratios under current leverage and risk-based capital standards including the impact of the acquisitions in 2009 of TVB and VB. Historically, our primary capital sources have been retained earnings and debt issued through both private and public markets including junior subordinated debentures and subordinated debt. The market for junior subordinated debentures has been severely limited during the current economic environment, and our ability to raise capital by issuing new junior subordinated debentures at reasonable rates is highly questionable. A lack of access to capital could limit our ability to consummate additional acquisitions, make new loans, meet our existing lending commitments, and could potentially affect our liquidity and capital adequacy.

The major rating agencies regularly evaluate our creditworthiness and assign credit ratings to the debt of BancShares and one of our bank subsidiaries. The agencies’ ratings are based on a number of factors, some of which are not within our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions generally affecting the financial services industry. In light of the difficulties currently confronting the financial services industry, there can be no assurance that we will maintain our current credit ratings. Rating reductions could adversely affect our access to funding sources and the cost of obtaining funding. Long-term debt ratings also factor into the calculation of deposit insurance premiums, and a reduction in our subsidiary bank’s ratings would increase premiums and expense.

Condition of other financial institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to numerous financial service providers, including banks, brokers and dealers in securities and other institutional clients. Transactions with other financial institutions expose us to credit risk in the event of default of the counterparty. These types of losses could materially and adversely affect our results of operations or earnings.

Changes in interest rates

Our earnings and financial condition are highly dependent upon net interest income. Compression of interest rate spreads adversely affects our earnings and financial condition. We cannot predict with certainty changes in interest rates or actions by the Federal Reserve that may have a direct impact on market interest rates. While we maintain policies and procedures designed to mitigate the risks associated with changes in interest rates, those changes may nonetheless have significant adverse effects on our profitability.

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

In addition, financial institutions are significantly affected by changes in economic and monetary policies. Various Congressional and regulatory proposals, if adopted, will likely result in increased compliance requirements, some of which may affect our results of operations.

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

Catastrophic events

The occurrence of catastrophic events including weather-related events such as hurricanes, tropical storms, floods, windstorms or severe winter weather, as well as earthquakes, pandemic disease, fires and other catastrophes could adversely affect our consolidated financial condition and results of operations.

In addition to natural catastrophic events, man-made events, such as acts of terror and governmental response to acts of terror, could adversely affect general economic conditions, which could have a material impact on our results of operations.

Unpredictable natural and other disasters could have an adverse effect if those events materially disrupt our operations or affect customers’ access to the financial services we offer. Although we carry insurance to mitigate our exposure to certain catastrophic events, catastrophic events could nevertheless affect our results of operations.

Operational and data security risk

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of illegal activities conducted by employees or outsiders, data security risk and operational errors. Our dependence on automated systems, including the automated systems used by acquired entities and third parties, to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control.

Reliance on vendors

Third party vendors provide key components of our business infrastructure. Failures of these third parties to provide services for any reason could adversely affect our ability to deliver products and services to our customers. Replacing critical third party vendors could also result in interruption of service and significant expense.

Litigation

The frequency of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us may have material adverse financial effects or cause significant reputational harm.

Interpretation of tax laws and regulations

Our interpretation of federal, state or local tax laws and regulations that allows for our estimation of tax liabilities may differ from tax authorities. Those differing interpretations may result in the disallowance of deductions or credits, differences in the timing of deductions or other differences that could result in the payment of additional taxes, interest or penalties that could materially affect our results of operations.

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

Volatility in stock price and impairment of goodwill

Market prices of our common stock price can fluctuate widely in response to a variety of factors including expectations of operating results, actual operating results, market perception of business combinations, stock prices of other companies that are similar to BancShares, general market expectations related to the financial services industry and the potential impact of government actions affecting the financial services industry.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of our operating results.

Goodwill is tested for impairment at least annually, and the impairment test compares the estimated fair value of a reporting unit with its net book value. A write-off of impaired goodwill could have a significant impact on our results of operations, but would not impact our capital ratios as such ratios are calculated using tangible capital amounts.

Properties

As of December 31, 2009, BancShares’ subsidiary financial institutions operated branch offices at 431 locations in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Florida, Georgia, Texas, Arizona, California, New Mexico, Colorado, Oregon, Washington, Oklahoma, Kansas, Missouri and Washington, DC. BancShares owns many of the buildings and leases other facilities from third parties.

Additional information relating to premises, equipment and lease commitments is set forth in Note F of BancShares’ Notes to Consolidated Financial Statements.

Legal Proceedings

BancShares and various subsidiaries have been named as defendants in various legal actions arising from our normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such legal actions cannot be determined, in the opinion of management, any such liability will not have a material effect on BancShares’ consolidated financial statements.

Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Security

BancShares has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share. BancShares’ Class A common stock is listed on the NASDAQ Global Select Market under the symbol FCNCA. The Class B common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol FCNCB. As of December 31, 2009, there were 1,946 holders of record of the Class A common stock and 349 holders of record of the Class B common stock. The market for Class B common stock is extremely limited in that on most days there is no trading and, to the extent there is trading, it is generally low in volume. The average monthly trading volume for the Class A common stock was 250,633 for the fourth quarter of 2009 and 416,000 for the year ended December 31, 2009. The Class B common stock monthly trading volume averaged 3,666 in the fourth quarter of 2009 and 2,108 for the year ended December 31, 2009.

The per share cash dividends declared by BancShares on both the Class A and Class B common stock and the high and low sales prices for each quarterly period during 2009 and 2008 are set forth in the following table.

	2009				2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Cash Dividends	$0.300	$0.300	$0.300	$0.300	$0.275	$0.275	$0.275	$0.275

Class A sales price
High	167.70	164.00	145.16	154.16	179.09	198.44	164.63	153.48
Low	148.20	125.67	115.58	73.48	124.09	125.79	131.00	117.75
Class B sales price
High	200.00	156.00	139.00	152.00	174.00	177.00	192.00	204.75
Low	155.00	138.00	110.00	91.00	146.00	172.00	166.00	181.00

Sales prices for Class A common were obtained from the NASDAQ Global Select Market. Sales prices for Class B common were obtained from the OTC Bulletin Board.

A cash dividend of 30.0 cents per share was declared by the Board of Directors on January 25, 2010, payable April 5, 2010, to holders of record as of March 15, 2010. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. BancShares’ principal source of liquidity for payment of shareholder dividends is the dividend it receives from FCB. FCB is subject to various requirements under federal and state banking laws that restrict the payment of dividends and its ability to lend to BancShares. Subject to the foregoing, it is currently management’s expectation that comparable cash dividends will continue to be paid in the future.

During the fourth quarter of 2009, BancShares did not issue, sell or repurchase any Class A or Class B common stock.

The following graph compares the cumulative total shareholder return (CTSR) of our Class A common stock during the previous five years with the CTSR over the same measurement period of the Nasdaq-Banks Index and the Nasdaq-U.S. Index. Each trend line assumes that $100 was invested on December 31, 2004, and that dividends were reinvested for additional shares.

Selected Financial Data

Table 1

FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

	2009	2008	2007	2006	2005
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$738,159	$813,351	$902,181	$828,508	$668,320
Interest expense	227,644	314,945	423,714	353,737	218,151

Net interest income	510,515	498,406	478,467	474,771	450,169
Provision for loan and lease losses	79,364	65,926	32,939	21,203	33,562

Net interest income after provision for loan and lease losses	431,151	432,480	445,528	453,568	416,607
Gain on acquisitions	104,434	—	—	—	—
Other noninterest income	305,166	313,484	297,345	273,174	258,886
Noninterest expense	657,652	606,360	575,319	530,796	496,823

Income before income taxes	183,099	139,604	167,554	195,946	178,670
Income taxes	66,768	48,546	58,937	69,455	65,808

Net income	$116,331	$91,058	$108,617	$126,491	$112,862

Net interest income, taxable equivalent	$515,446	$505,151	$486,144	$481,120	$454,467

PER SHARE DATA
Net income	$11.15	$8.73	$10.41	$12.12	$10.82
Cash dividends	1.20	1.10	1.10	1.10	1.10
Market price at December 31 (Class A)	164.01	152.80	145.85	202.64	174.42
Book value at December 31	149.42	138.33	138.12	125.62	113.19
Tangible book value at December 31	138.98	128.13	127.72	115.02	102.35

SELECTED AVERAGE BALANCES
Total assets	$17,557,484	$16,403,717	$15,919,222	$15,240,327	$13,905,260
Investment securities	3,412,620	3,112,717	3,112,172	2,996,427	2,533,161
Loans and leases	12,062,954	11,306,900	10,513,599	9,989,757	9,375,249
Interest-earning assets	15,846,514	14,870,501	14,260,442	13,605,431	12,503,877
Deposits	14,578,868	13,108,246	12,659,236	12,452,955	11,714,569
Interest-bearing liabilities	13,013,237	12,312,499	11,883,421	11,262,423	10,113,999
Long-term obligations	753,242	607,463	405,758	450,272	353,885
Shareholders’ equity	$1,465,953	$1,484,605	$1,370,617	$1,241,254	$1,131,066
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

SELECTED PERIOD-END BALANCES
Total assets	$18,466,063	$16,745,662	$16,212,107	$15,729,697	$14,639,392
Investment securities	2,932,765	3,225,194	3,236,835	3,221,048	2,929,516
Loans and leases:
Covered under loss share agreements	1,173,020	—	—	—	—
Not covered under loss share agreements	11,644,999	11,649,886	10,888,083	10,060,234	9,446,987
Interest-earning assets	16,541,425	15,119,095	14,466,948	13,842,688	13,066,758
Deposits	15,337,567	13,713,763	12,928,544	12,743,324	12,173,858
Interest-bearing liabilities	13,561,924	12,441,025	12,118,967	11,612,372	10,745,696
Long-term obligations	797,366	733,132	404,392	401,198	408,987
Shareholders’ equity	$1,559,115	$1,443,375	$1,441,208	$1,310,819	$1,181,059
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

SELECTED RATIOS AND OTHER DATA
Rate of return on average assets	0.66%	0.56%	0.68%	0.83%	0.81%
Rate of return on average shareholders’ equity	7.94	6.13	7.92	10.19	9.98
Net yield on interest-earning assets (taxable equivalent)	3.25	3.40	3.41	3.54	3.64
Allowance for loan and lease losses to noncovered loans and leases at year-end	1.45	1.35	1.25	1.28	1.33
Nonperforming assets to total loans and leases and other real estate at year-end:
Covered under loss share agreements	17.39	—	—	—	—
Not covered under loss share agreements	1.32	0.61	0.18	0.20	0.27
Tier 1 risk-based capital ratio	13.34	13.20	13.02	12.93	12.56
Total risk-based capital ratio	15.59	15.49	15.36	15.37	15.11
Leverage capital ratio	9.54	9.88	9.63	9.39	9.17
Dividend payout ratio	10.76	12.60	10.57	9.08	10.17
Average loans and leases to average deposits	82.74	86.26	83.05	80.22	80.03

Average loans and leases include nonaccrual loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and related financial data should be read in conjunction with the audited consolidated financial statements and related footnotes of First Citizens BancShares, Inc. (BancShares), presented on pages 54 through 96 of this report. Intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS

Although certain amounts for prior years have been reclassified to conform to statement presentations for 2009, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

CRITICAL ACCOUNTING POLICIES

Information included in our audited financial statements and management’s discussion and analysis is derived from our accounting records, which are maintained in accordance with accounting principles generally accepted in the United States of America (US GAAP) and general practices within the banking industry. While much of the information is definitive, certain accounting issues are highly dependent upon estimates and assumptions made by management. An understanding of these estimates and assumptions is vital to understanding BancShares’ financial statements. Critical accounting policies are those policies that are most important to the determination of our financial condition and results of operations or that require management to make assumptions and estimates that are subjective or complex.

We periodically evaluate our critical accounting policies, including those related to the allowance for loan and lease losses, fair value estimates, the FDIC receivable for loss share agreements, pension plan assumptions and income taxes. While we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or outcomes.

Allowance for loan and lease losses.    The allowance for loan and lease losses reflects the estimated losses resulting from the inability of our customers to make required loan and lease payments. The allowance reflects management’s evaluation of the risk characteristics of the loan and lease portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in our opinion, deserve current recognition in estimating possible loan and lease losses. Our evaluation process is based on historical evidence and current trends among delinquencies, defaults and nonperforming assets.

Loans covered under loss share agreements are recorded at fair value at acquisition date. Therefore, amounts deemed uncollectible at acquisition date become a part of the fair value calculation and are excluded from the allowance for loan and lease losses. Subsequent decreases in the amount expected to be collected result in a provision for loan and lease losses with a corresponding increase in the allowance for loan and lease losses. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded. Proportional adjustments are also recorded to the FDIC receivable under the loss share agreements.

Management considers the established allowance adequate to absorb losses that relate to loans and leases outstanding at December 31, 2009, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. These agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated and additions to the allowance may be required.

Fair value estimates.    BancShares reports investment securities available for sale and interest rate swaps accounted for as cash flow hedges at fair value. At December 31, 2009, the percentage of total assets and total liabilities measured at fair value on a recurring basis was 15.86 percent and less than 1 percent, respectively. The majority of assets and liabilities reported at fair value are based on quoted market prices or market prices for similar instruments. At December 31, 2009, less than 1 percent of assets measured at fair value were based on significant unobservable inputs. Other financial assets are reported at fair value on a nonrecurring basis, including loans held for sale and impaired loans. See Note J “Estimated Fair Values” in the Notes to Consolidated Financial Statements for additional disclosures regarding the fair value of financial instruments.

Following a business combination, US GAAP requires that assets acquired and liabilities assumed be recognized at fair value at acquisition date. The determination of fair values requires the use of certain valuation methods and assumptions, which are subject to management judgment and may differ significantly depending upon assumptions used. The assets acquired and liabilities assumed from TVB and VB were recognized at their fair values using valuation methods and assumptions established by BancShares’ management. Use of different assumptions and methods could yield significantly different fair values. Fair value estimates for loans and leases and other real estate were based on judgments regarding future expected loss experience which included the use of loan credit grades, collateral valuations and current economic conditions.

FDIC receivable for loss share agreements.    The FDIC receivable for loss share agreements is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable should the assets be sold. Fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages, and will be reviewed and updated prospectively as loss estimates related to Covered Loans and other real estate owned change. Subsequent decreases in the amount expected to be collected result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously-recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded. Projected cash flows were discounted to reflect the estimated timing of the receipt from the FDIC.

Pension plan assumptions.    BancShares offers a defined benefit pension plan to qualifying employees. The calculation of the benefit obligation, the future value of plan assets, funded status and related pension expense under the pension plan requires the use of actuarial valuation methods and assumptions. The valuations and assumptions used to determine the future value of plan assets and liabilities are subject to management judgment and may differ significantly depending upon assumptions used. The discount rate used to estimate the present value of the benefits to be paid under the pension plan reflects the interest rate that could be obtained for a suitable investment used to fund the benefit obligations. The assumed discount rate equaled 6.00 percent at December 31, 2009, unchanged from 6.00 percent at December 31, 2008. Assuming other variables remain unchanged, a reduction in the assumed discount rate would increase the calculated benefit obligations, which would result in higher pension expense. Conversely, an increase in the assumed discount rate would cause a reduction in obligations, thereby resulting in lower pension expense.

We also estimate a long-term rate of return on pension plan assets that is used to calculate the value of plan assets over time. We consider such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plan and projections of future returns on various asset classes. The assumed long-term rate of return on pension assets was adjusted downward to 8.00 percent to calculate the funded status of the pension plan as of December 31, 2009 compared to 8.50 percent at December 31, 2008. The calculation of pension expense during 2009 and 2008 was based on an assumed expected long-term return on plan assets of 8.00 percent and 8.50 percent, respectively. Assuming other variables remain unchanged, a reduction in the long-term rate of return on plan assets increases pension expense.

The assumed rate of future compensation increases is reviewed annually based on actual experience and future salary expectations. We used an assumed rate of compensation increase of 4.50 percent to calculate the funded status of the pension plan as of December 31, 2009 compared to 4.25 percent at December 31, 2008. The compensation increase assumption used to calculate pension expense was 4.50 percent during 2009 and 4.25 percent in 2008. Assuming other variables remain unchanged, an increase in the rate of future compensation increases results in higher pension expense.

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

EXECUTIVE OVERVIEW AND PERFORMANCE SUMMARY

Due to unprecedented asset quality challenges, capital shortages and the onset of a global economic recession, the U.S. banking industry experienced serious financial challenges in 2008 and 2009. During this time of industry-wide turmoil, while maintaining its long-standing attention to prudent banking practices, BancShares modified its growth focus to benefit from the opportunities that currently exist.

BancShares’ vision and mission statements are structured to leverage identified corporate and organizational strengths as well as historical and predicted market opportunities that are perceived to exist in the financial institutions marketplace. The most notable corporate strengths and market opportunities are:

Corporate Strengths

•	Breadth of the multi-state delivery network serving both major metropolitan markets and rural communities

•	Strategic focus on narrow business customer segments that utilize mainstream banking services

•	Balance sheet liquidity

•	Conservative credit philosophies

•	Focus on the long-term impact of strategic, financial and operational decisions, enhanced by the closely held nature of a majority of common equity

•	Dedicated associates and experienced executive leadership

•	Reputation as a personal banking company both as relates to lending and deposit products.

•	Size relative to community banks—the ability to leverage technology, customer service and sales and human resources expenditures

Market Opportunities

•	Expansion of branch network and asset base as a result of FDIC assisted bank acquisitions

•	Presence in diverse and growing geographic locales

•	Potential for attraction of customers of super-regional banks who have ceased providing an acceptable level of customer service, or have experienced financial and reputational challenges

•	Potential for attraction of former customers of banks that either have merged or will likely merge with super-regional banks or with one another

•

Potential for attracting customers of community banks that lack First Citizens’ level of financial expertise and breadth of products and services, or have experienced financial and reputational challenges

•

Despite the economic environment creating current stress on noninterest income levels, potential for increased volumes of fee income in areas such as merchant processing, debit and credit card interchange, client bank services, insurance, business and treasury services, wealth management and broker/dealer activities

•	Potential for incremental profitable sales as a result of an improved sales and relationship management culture, relationship profitability and sales management systems

•	Potential for customer attraction, enhanced customer experience and incremental sales as a result of the growing desire of customers to acquire financial services over the Internet

•	Expansion of sales of banking services within wealth management

The global recession has forced the Federal Reserve to maintain interest rates at unprecedented low levels and use various forms of monetary policy in an attempt to drive down long-term interest rates. The presence of historically low interest rates has created net interest income challenges for the banking industry in general. We expect that the combination of high credit costs, revenue reductions arising from legislated restrictions on NSF/OD fees, and material expenses caused by the recapitalization of the FDIC DIF, will cause the banking industry to report weak earnings and low capital generation during 2010.

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

The meltdown in residential real estate in Georgia and Florida had a materially negative impact on the profitability of ISB during 2009 and will continue to adversely impact credit costs in 2010. Significant work to improve operational efficiency and margins has, however, improved core profitability in select markets. Maintaining a favorable mix of low cost deposits, building fee income and a focus on business lending are key priorities which will continue to improve core profitability. While ISB’s operating losses are expected to continue into 2010, improved results in more established markets and lower credit costs will help to significantly reduce the overall loss. Bancshares will continue to infuse capital into ISB to fund forecasted growth in assets.

Our liquidity will be provided primarily by a focused deposit-gathering process, including leveraging the existing branch network and through business and commercial relationships. While certificates of deposit will remain a key funding source, strong efforts will continue to be placed upon increasing the base of low cost stable deposits in demand deposit and money market categories. Additional funding will be provided as necessary through borrowings from the Federal Home Loan Bank (FHLB) of Atlanta and brokered deposits.

Loan growth will be concentrated in the business and commercial categories. Fixed-rate loans will be used selectively to attract and retain relationships, ensuring that our total interest rate risk remains within acceptable standards for safety and soundness. Construction lending will be offered on a selective basis. The primary retail lending product will continue to be the Equity Line.

A key impact of the current banking crisis is the failure or merger of numerous banks, which in turn has created and will continue to allow for significant opportunities for First Citizens to capture customer relationships and distinguish itself from the financial and operating turmoil of its primary competitors. The sale by the FDIC of selected assets and liabilities of large numbers of failed banks provides significant opportunities for balance sheet and capital growth with little credit risk via FDIC loss share agreements.

FCB acquired selected assets and assumed selected liabilities of two failed banks during 2009, TVB and VB. Both transactions were consummated with the assistance and support of loss share agreements with the FDIC that significantly limit credit risk to FCB as the acquirer. As a result, the pre-tax gain on the two transactions recognized on the income statement equaled $104.4 million, which generated a significant portion of the capital to fund the acquired assets.

Management believes that the opportunity to continue to acquire failed bank assets and assume associated liabilities will remain optimal during 2010. These acquisitions provide an unprecedented opportunity to materially grow the balance sheet without the need for incremental external capital, and create material amounts of nonrecurring earnings with limited risk.

While it is believed that capital availability will not be a material restriction in executing our acquisition strategy, liquidity will likely be a constraint. Liquidity to fund these transactions will therefore be generated outside of the failed bank market through new core deposits within the legacy FCB franchise, augmented as needed by brokered deposits and FHLB borrowings.

BancShares’ management has identified challenges that are most relevant and likely to have an impact on the achievement of organizational strategies as:

•	Continuation of a weak domestic economy driving high unemployment which has resulted in higher credit costs and low interest rates

•	Effective management of human resources in order to attract and retain qualified associates

•	Increased competition from larger banks and other financial service providers that mandate tighter margins on loan and deposit products

•	The need to continue to make significant investments in banking delivery channels

•	Overcapacity in noninterest expense structure reduces ability to effectively compete with non-bank and super-regional banking competitors

•	Additional regulation causing further deterioration in revenues, earnings and capital formation to support lending and customer services

•	Proper management of assets acquired from FDIC failed institutions

Financial institutions have typically focused their strategic and operating emphasis on maximizing profitability, and therefore have measured their relative success by reference to profitability measures such as return on average assets or return on average shareholders’ equity. BancShares’ return on average assets and return on average equity have historically compared unfavorably to the returns of similar-sized financial holding companies. We have consistently placed primary strategic emphasis upon balance sheet liquidity, asset quality and capital conservation, even when those priorities may be detrimental to short-term profitability. While we have not been immune from adverse influences arising from economic weaknesses, our long-standing focus on balance sheet strength served us well during 2009.

Weak economic conditions in our principal market areas throughout 2009 have had an adverse impact on our financial condition and results of operations through soft demand for our loan products, reduced noninterest income and high provisions for loan and lease losses. In many of our markets, unfavorable trends, such as increased unemployment, falling real estate prices and increased loan default and bankruptcy rates, demonstrate the difficult business conditions which are affecting the general economy and therefore our operating results.

Although we are unable to control the external factors that influence our business, by maintaining high levels of balance sheet liquidity, managing our interest rate exposures and by actively monitoring asset quality, we seek to minimize the potentially adverse risks of unforeseen and unfavorable economic trends and take advantage of favorable economic conditions when appropriate.

Once economic conditions begin to improve, we will be well positioned to resume favorable organic growth and profitability trends. We operate in diverse geographic markets and can increase our business volumes and profitability by offering competitive products and superior customer service. We continue to concentrate our marketing efforts on business owners, medical and other professionals and financially active individuals. We seek to increase fee income in areas such as wealth management, cardholder and merchant services, insurance and treasury services. Leveraging on our investments in technology, we also focus on opportunities to generate income by providing various processing services to other banks.

First Citizens BancShares reported earnings for 2009 of $116.3 million, or $11.15 per share, compared to $91.1 million, or $8.73 per share in 2008. Net income as a percentage of average assets equaled 0.66 percent during 2009, compared to 0.56 percent during 2008. The return on average equity was 7.94 percent for 2009, compared to 6.13 percent for 2008. Results for 2009 include after-tax gains of $63.5 million related to the FDIC assisted acquisitions (the 2009 Acquisitions) of certain assets and assumption of certain liabilities of TVB in Temecula, California and VB in Lacey, Washington. The gains resulted from the excess of the fair value of the recorded assets over the fair value of the liabilities assumed. Net income during 2009 also reflected improved net interest income, higher noninterest expense and additional provision for loan and lease losses.

Net interest income during 2009 increased $12.1 million, or 2.4 percent, versus 2008. Average interest-earning assets grew $976.0 million, or 6.6 percent, during 2009 due to the 2009 Acquisitions and organic growth in core markets.

However, the impact of low interest rates offset the benefit of asset growth. As a result, the taxable-equivalent net yield on interest-earning assets fell 15 basis points to 3.25 percent during 2009, when compared to 2008.

The provision for loan and lease losses increased $13.4 million, or 20.4 percent during 2009. Net loan and lease charge-offs for 2009 totaled $64.7 million, compared to $45.3 million recorded during the same period of 2008. Higher 2009 net charge-offs of noncovered loans were primarily noted in the commercial, unsecured revolving credit, and revolving residential mortgage loan portfolios. The ratio of net charge-offs to average loans and leases not covered by FDIC loss share agreements in 2009 equaled 0.56 percent, compared to 0.40 percent for the prior year. Total nonperforming assets equaled $374.3 million at December 31, 2009, with $220.2 million covered by loss share agreements with the FDIC and $154.0 million not covered by loss share agreements.

The gain recognized on the 2009 Acquisitions totaled $104.4 million. Noninterest income from cardholder and merchant services, service charges on deposit accounts and wealth management services declined $8.6 million, or 3.8 percent, during 2009 due to general economic conditions. As a result of rate-induced refinance activity, mortgage income increased during 2009.

Noninterest expense increased $51.3 million, or 8.5 percent, during 2009. Significantly contributing to that increase was a $24.2 million increase in FDIC deposit insurance premium expense. Costs related to the maintenance, writedown and resolution of other real estate owned increased $11.4 million during 2009, approximately $5.5 million of which relates to assets covered under loss share agreements. Salaries and wages increased $5.1 million, or 2.0 percent, during 2009, primarily due to acquisitions. Benefit costs were up $5.5 million, or 9.3 percent, for the year as health insurance and pension costs continued to escalate. Occupancy costs grew $5.4 million, or 8.9 percent, due partly to the 2009 Acquisitions.

Under the purchase and assumption agreements with the FDIC, FCB received cash, investments securities, loans, foreclosed real estate, deposits and borrowings. The acquired loans and foreclosed real estate are covered by loss share agreements with the FDIC that provide significant loss protection to FCB. At December 31, 2009, FCB had $1.27 billion of covered assets, $220.2 million of which were nonperforming. Noncovered assets that are nonperforming as of December 31, 2009 totaled $154.0 million, compared to $71.7 million at December 31, 2008, an increase of $82.4 million primarily due to higher restructured loans and continuing weakness in the residential construction portfolio in the Atlanta, Georgia, and southwest Florida markets.

Table 2

BUSINESS COMBINATIONS

Year	Description of transaction	Total Loans	Total Deposits
		(thousands)
2009	Purchase substantially all the assets and assume substantially all the liabilities of Venture Bank of Lacey, Washington	$456,995	$709,091
2009	Purchase substantially all the assets and assume substantially all the liabilities of Temecula Valley Bank of Temecula, California	855,583	965,431
2007	Sale of American Guaranty Insurance Company, a property and casualty insurance company	—	—
2007	Sale of Triangle Life Insurance Company, an accident and life insurance company	—	—

Total loans and deposits for VB and TVB are shown at acquisition date fair value as reported in Form 8-K/A filed on December 21, 2009 and February 1, 2010, respectively. Further details of the 2009 Acquisitions are documented in Note B in the Notes to Consolidated Financial Statements.

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities, interest bearing cash in banks and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier investments typically carry a higher interest rate, but expose us to potentially higher levels of default.

We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. This focus on asset quality also influences the composition of our investment securities portfolio. At December 31, 2009, United States Treasury and government agency securities represented 78.0 percent of our investment securities portfolio. Mortgage-backed securities comprised only 4.6 percent of the total portfolio while corporate bonds purchased from banks participating in the TLGP represent 16.6 percent. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.

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

Loans and Leases

Loans not covered by loss share agreements secured by commercial mortgages totaled $4.55 billion at December 31, 2009, a $208.3 million or 4.8 percent increase from December 31, 2008. In 2008 commercial mortgage loans increased 9.1 percent over 2007. The sustained growth reflects our continued focus on small business customers, particularly among medical-related and other professional customers targeted by our banking subsidiaries. As a percentage of total loans and leases not covered by loss share agreements, noncovered commercial mortgage loans represent 39.1 percent at December 31, 2009 and 37.3 percent at December 31, 2008. A large percentage of our commercial mortgage portfolio not covered by loss share agreements is secured by owner-occupied facilities rather than investment property. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At December 31, 2009, there were $590.4 million of commercial mortgage loans covered by loss share agreements, which is 50.3 percent of the $1.17 billion of covered loans. Including covered commercial mortgage loans, total commercial mortgage loans as of December 31, 2009 total $5.14 billion, 40.1 percent of total loans and leases.

Table 3

LOANS AND LEASES

	December 31
	2009	2008	2007	2006	2005
	(thousands)
Loans covered under loss share agreements	$1,173,020	$—	$—	$—	$—
Loans and leases not covered under loss share agreements:
Real estate:
Construction and land development	622,354	778,315	810,818	783,680	766,945
Commercial mortgage	4,552,078	4,343,809	3,982,496	3,725,752	3,518,563
Residential mortgage	864,704	894,802	953,209	812,426	807,434
Revolving mortgage	2,147,223	1,911,852	1,494,431	1,326,403	1,368,729
Other mortgage	158,187	149,478	145,552	165,223	172,712

Total real estate loans	8,344,546	8,078,256	7,386,506	6,813,484	6,634,383
Commercial and industrial	1,832,670	1,885,358	1,707,394	1,526,818	1,206,585
Consumer	941,986	1,233,075	1,368,228	1,360,524	1,318,971
Lease financing	330,713	353,933	340,601	294,366	233,499
Other	195,084	99,264	85,354	65,042	53,549

Total loans and leases not covered under loss share agreements	11,644,999	11,649,886	10,888,083	10,060,234	9,446,987

Total loans and leases	12,818,019	11,649,886	10,888,083	10,060,234	9,446,987
Less allowance for loan and lease losses	172,282	157,569	136,974	132,004	128,847

Net loans and leases	12,645,737	$11,492,317	$10,751,109	$9,928,230	$9,318,140

There were no foreign loans or leases in any period.

	December 31, 2009
	Impaired at acquisition date	All other acquired loans	Total
	(thousands)
Loans covered under loss share agreements:
Real estate:
Construction and land development	$22,700	$283,342	$306,042
Commercial mortgage	36,820	553,579	590,399
Residential mortgage	8,828	143,481	152,309
Other mortgage	331	21,307	21,638

Total real estate loans	68,679	1,001,709	1,070,388
Commercial and industrial	5,958	89,273	95,231
Consumer	255	4,259	4,514
Other	476	2,411	2,887

Total loans covered under loss share agreements	$75,368	$1,097,652	$1,173,020

At December 31, 2009, revolving mortgage loans secured by real estate totaled $2.15 billion, compared to $1.91 billion at December 31, 2008. The $235.4 million or 12.3 percent increase in revolving mortgage loans in 2009 resulted from higher customer utilization. At December 31, 2009, revolving mortgage loans represented 16.8 percent of loans and leases, compared to 16.4 percent at December 31, 2008. There are no revolving mortgage loans covered by loss share agreements.

Commercial and industrial loans not covered by loss share agreements equaled $1.83 billion at December 31, 2009, compared to $1.89 billion at December 31, 2008, a decline of $52.7 million or 2.8 percent. This decrease follows an increase of $178.0 million or 10.4 percent from 2007 to 2008. Serious weakness in the economy has limited our ability to find loans that meet our underwriting standards, especially within the commercial and industrial portfolio. Commercial and industrial loans not covered by loss share agreements represent 15.7 percent and 16.2 percent of loans and leases not covered by loss share agreements, respectively, as of December 31, 2009 and 2008.

Commercial and industrial loans covered by loss share agreements total $95.2 million which is 8.1 percent of total covered loans. Including covered loans, total commercial and industrial loans as of December 31, 2009 equal $1.93 billion, 15.0 percent of total loans and leases.

Consumer loans not covered by loss share agreements total $942.0 million at December 31, 2009, a decrease of $291.1 million from the prior year. This decline results from our decision during 2008 to discontinue originations of sales finance loans through our dealer network. At December 31, 2009 and 2008, consumer loans not covered by loss share agreements represent 8.1 percent and 10.6 percent of the noncovered loans, respectively.

Consumer loans covered by loss share agreements at December 31, 2009 total $4.5 million, 0.4 percent of total loans and leases covered. Including covered consumer loans, total consumer loans are 7.4 percent of total loans and leases.

There were $864.7 million of residential mortgage loans not covered by loss share agreements and an additional $152.3 million covered for a total of $1.02 billion of residential mortgage loans as of December 31, 2009, 7.9 percent of total loans and leases.

Construction and land development loans not covered by loss share agreements equaled $622.4 million at December 31, 2009, a reduction of $156.0 million or 20.0 percent from December 31, 2008. Of the $622.4 million outstanding as of December 31, 2009, $67.8 million was in the Atlanta, Georgia and southwest Florida markets. Both of these market areas experienced significant reductions in real estate values during 2009. The majority of the remaining $554.6 million of noncovered construction and land development loans are in North Carolina and Virginia.

Construction and land development loans covered by loss share agreements at December 31, 2009 total $306.0 million, 26.1 percent of total loans covered by loss share agreements. Total construction and land development loans equal $928.4 million, which is 7.2 percent of total loans and leases.

Due to the generally weak demand for loans in our market areas and the challenge to provide liquidity to fund rapid levels of loan growth, our projections for 2010 anticipate a modest increase in our loan portfolio. Commercial and industrial and real estate secured loans will continue to grow, but at a much reduced rate. Projected economic instability could constrain customer demand for loans and lender support for increased debt levels. All growth projections are subject to change due to further economic deterioration or improvement and other external factors.

FCB announced in January 2010 that it had acquired substantially all of the assets and assumed a majority of the liabilities of First Regional Bank, headquartered in Los Angeles, California, in an FDIC-assisted transaction. Assets acquired included loans with a carrying value of $1.94 billion, as reflected in the December 31, 2009 Call Report filed by First Regional Bank. This includes $989.4 million in commercial mortgage, $640.4 million in construction and land development, $248.2 million in commercial and industrial and $66.8 million in consumer mortgage and other consumer loans. These loans will be recorded at their fair market value on the consolidated balance sheet of BancShares. Such fair market valuations were incomplete as of the date of filing of this Form 10-K.

Changes to accounting for transferred assets that become effective on January 1, 2010, will result in revolving mortgage loans with a fair value of $97.3 million returning to the consolidated balance sheet. These loans were sold in an asset securitization in 2005 but, due to changes in US GAAP, the fair value of these loans will be reconsolidated during 2010.

Investment Securities

Investment securities available for sale at December 31, 2009 and 2008 totaled $2.93 billion and $3.22 billion, respectively, a $290.2 million or 9.0 percent decrease. The reduction was primarily attributable to our decision to increase balances of overnight investments in late-2009 in lieu of investing available liquidity in investment securities available for sale. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses on available for sale securities are included as a component of other comprehensive income, net of deferred taxes.

Investment securities held to maturity equaled $3.6 million and $5.9 million, respectively, at December 31, 2009 and 2008. Securities that are classified as held to maturity reflect BancShares’ ability and positive intent to hold those investments until maturity.

Table 4 presents detailed information relating to the investment securities portfolio.

Income on interest-earning assets.

Interest income amounted to $738.2 million during 2009, a $75.2 million or 9.2 percent decrease from 2008, compared to an $88.8 million or 9.8 percent decrease from 2007 to 2008. The decrease in interest income during 2009 resulted from lower yields, partially offset by growth in interest-earning assets.

Table 5 analyzes taxable-equivalent yields and rates on interest-earning assets and interest-bearing liabilities for the five years ending December 31, 2009. The taxable-equivalent yield on interest-earning assets was 4.69 percent during 2009, an 82 basis point drop from the 5.51 percent reported in 2008, caused by significant reductions in market interest rates. The taxable-equivalent yield on interest-earning assets equaled 6.38 percent in 2007.

The taxable-equivalent yield on the loan and lease portfolio decreased from 6.05 percent in 2008 to 5.49 percent in 2009. The 56 basis point yield drop partially offset by the $756.1 million, or 6.7 percent, growth in average loans and leases contributed to a decrease in loan interest income of $22.3 million or 3.3 percent over 2008. This followed a decrease of $45.7 million or 6.3 percent in loan interest income in 2008 over 2007, driven by an 89 basis point yield decrease; partially offset by an increase in average loans and leases of $793.3 million.

Interest income earned on the investment securities portfolio amounted to $77.9 million and $122.7 million during 2009 and 2008, respectively, with a taxable-equivalent yield of 2.36 percent and 4.09 percent. The $44.9 million decrease in investment interest income during 2009 reflected the 173 basis points decrease in the taxable-equivalent yield. The $19.7 million decrease in interest income earned on investment securities during 2008 resulted from a 67 basis point decrease in the taxable-equivalent yield.

Interest earned on overnight investments equaled $731,000 during 2009, compared to $8.8 million during 2008, a decrease driven by a 174 basis point yield decline and a $79.9 million decrease in average overnight investments during 2009. During 2008, interest income earned from overnight investments decreased $23.4 million or 72.8 percent, the result of significantly lower yields and a $183.8 million decrease in average overnight investments.

Table 4

INVESTMENT SECURITIES

	December 31
	2009				2008		2007
	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Cost	Fair Value
	(thousands, except maturity and yield information)
Investment securities available for sale:
U.S. Government:
Within one year	$1,543,760	$1,554,353	0/6	1.91%	$1,349,114	$1,374,022	$1,667,530	$1,675,309
One to five years	730,324	733,070	1/3	1.12	1,704,326	1,738,406	1,377,715	1,399,434
Five to ten years	—	—			—	—	6,300	6,287

Total	2,274,084	2,287,423	1/9	1.65	3,053,440	3,112,428	3,051,545	3,081,030

FNMA, GNMA and FHLMC mortgage- backed securities:
One to five years	13,430	13,729	2/4	1.24	32	30	51	48
Five to ten years	917	914	8/3	4.96	789	791	135	132
Over ten years	112,254	115,695	26/4	5.38	80,288	82,131	78,012	77,632

Total	126,601	130,338	23/10	4.40	81,109	82,952	78,198	77,812

Corporate bonds:
One to five years	481,341	485,667	2/2	1.83	—	—	—	—

Total	481,341	485,667	2/2	1.83	—	—	—	—

State, county and municipal:
Within one year	303	304	0/2	4.86	1,682	1,687	709	708
One to five years	1,107	1,138	2/4	4.64	1,416	1,356	2,246	2,236
Five to ten years	—	—			—	—	356	363
Over ten years	5,643	5,371	15/7	5.18	10	10	66	65

Total	7,053	6,813	13/10	5.08	3,108	3,053	3,377	3,372

Other:
Five to ten years	1,026	1,287	8/5	11.03	—	—	—	—
Over ten years	911	1,012	21/0	14.49	3,691	5,427	7,771	9,390

Total	1,937	2,299	13/11	12.55	3,691	5,427	7,771	9,390

Equity securities	2,377	16,622			3,291	15,461	2,987	27,010

Total investment securities available for sale	2,893,393	2,929,162			3,144,639	3,219,321	3,143,878	3,198,614

Investment securities held to maturity:
FNMA, GNMA and FHLMC mortgage- backed securities:
Five to ten years	3,306	3,497	7/3	5.54	4,117	4,289	5,563	5,612
Over ten years	146	185	18/3	6.48	165	198	197	231

Total	3,452	3,682	7/9	5.58	4,282	4,487	5,760	5,843

State, county and municipal:
Within one year	—	—			151	151	—	—
One to five years	151	152	3/10	5.50	—	—	149	153
Five to ten years	—	—			1,440	1,472	—	—
Over ten years	—	—			—	—	1,435	1,530

Total	151	152	8/6	6.01	1,591	1,623	1,584	1,683

Other:
Within one year	—	—		—	—	—	250	250

Total	—	—		—	—	—	250	250

Total investment securities held to maturity	3,603	3,834	8/8	5.69	5,873	6,110	7,594	7,776

Total investment securities	$2,896,996	$2,932,996			$3,150,512	$3,225,431	$3,151,472	$3,206,390

The average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assumming statutory rates of 35.0 percent for federal income taxes and 6.9 percent for state income taxes for all periods.

Corporate bonds are debt securities issued pursuant to the Temporary Liquidity Guarantee Program issued with the full faith and credit of the United States of America.

Table 5

AVERAGE BALANCE SHEETS

	2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars in thousands, taxable equivalent)
Assets
Loans and leases	$12,062,954	$661,750	5.49%	$11,306,900	$683,943	6.05%
Investment securities:
U.S. Government	2,908,651	67,998	2.34	2,994,352	121,803	4.07
Corporate bonds	342,643	6,283	1.83	—	—
FNMA, GNMA and FHLMC mortgage- backed securities	108,228	4,812	4.45	80,697	4,311	5.34
State, county and municipal	4,693	431	9.18	4,828	322	6.67
Other	48,405	1,085	2.24	32,840	962	2.93

Total investment securities	3,412,620	80,609	2.36	3,112,717	127,398	4.09
Overnight investments	370,940	731	0.20	450,884	8,755	1.94

Total interest-earning assets	15,846,514	$743,090	4.69%	14,870,501	$820,096	5.51%
Cash and due from banks	597,443			591,032
Premises and equipment	821,961			781,149
Allowance for loan and lease losses	(162,542)			(145,523)
Other assets	454,108			306,558

Total assets	$17,557,484			$16,403,717

Liabilities and shareholders’ equity
Interest-bearing deposits:
Checking With Interest	$1,547,135	$1,692	0.11%	$1,440,908	$1,414	0.10%
Savings	592,610	684	0.12	545,048	1,103	0.20
Money market accounts	3,880,703	27,078	0.70	3,187,012	59,298	1.86
Time deposits	5,585,200	154,305	2.76	5,402,505	201,723	3.73

Total interest-bearing deposits	11,605,648	183,759	1.58	10,575,473	263,538	2.49
Short-term borrowings	654,347	4,882	0.75	1,129,563	17,502	1.55
Long-term obligations	753,242	39,003	5.18	607,463	33,905	5.58

Total interest-bearing liabilities	13,013,237	$227,644	1.75%	12,312,499	$314,945	2.56%
Demand deposits	2,973,220			2,532,773
Other liabilities	105,074			73,840
Shareholders’ equity	1,465,953			1,484,605

Total liabilities and shareholders’ equity	$17,557,484			$16,403,717

Interest rate spread			2.94%			2.95%
Net interest income and net yield on interest-earning assets		$515,446	3.25%		$505,151	3.40%

Loans and leases include loans covered by loss share agreements, loans not covered by loss share agreements, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35.0 percent and a state income tax rate of 6.9 percent for all periods. Loan fees, which are not material for any period shown, are included in the yield calculation.

Table 5

AVERAGE BALANCE SHEETS (continued)

2007			2006			2005
Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
(dollars in thousands, taxable equivalent)

$10,513,599	$729,635	6.94%	$9,989,757	$685,114	6.86%	$9,375,249	$575,735	6.14%

2,989,248	142,235	4.76	2,890,611	113,904	3.94	2,421,756	74,085	3.06
—	—		—	—		—	—

79,229	4,248	5.36	58,590	3,065	5.23	41,789	2,182	5.22
5,321	346	6.50	6,174	374	6.06	7,238	404	5.58
38,374	1,225	3.19	41,052	1,497	3.65	62,378	1,004	1.61

3,112,172	148,054	4.76	2,996,427	118,840	3.97	2,533,161	77,675	3.07
634,671	32,169	5.07	619,247	30,903	4.99	595,467	19,208	3.23

14,260,442	$909,858	6.38%	13,605,431	$834,857	6.14%	12,503,877	$672,618	5.38%
705,864			757,428			654,821
735,465			669,748			608,668
(132,530)			(131,077)			(127,968)
349,981			338,797			265,862

$15,919,222			$15,240,327			$13,905,260

$1,431,085	$1,971	0.14%	$1,522,439	$1,875	0.12%	$1,570,010	$1,923	0.12%
573,286	1,235	0.22	649,619	1,382	0.21	737,830	1,521	0.21
2,835,255	94,541	3.33	2,691,292	79,522	2.95	2,643,330	50,171	1.90
5,283,782	243,489	4.61	4,967,591	197,399	3.97	4,209,996	123,016	2.92

10,123,408	341,236	3.37	9,830,941	280,178	2.85	9,161,166	176,631	1.93
1,354,255	55,126	4.07	981,210	41,431	4.22	598,948	14,966	2.50
405,758	27,352	6.74	450,272	32,128	7.14	353,885	26,554	7.54

11,883,421	$423,714	3.57%	11,262,423	$353,737	3.14%	10,113,999	$218,151	2.16%
2,535,828			2,622,014			2,553,403
129,356			114,636			106,792
1,370,617			1,241,254			1,131,066

$15,919,222			$15,240,327			$13,905,260

		2.81%			3.00%			3.22%

	$486,144	3.41%		$481,120	3.54%		$454,467	3.63%

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

Deposits

At December 31, 2009, deposits totaled $15.34 billion, an increase of $1.62 billion or 11.8 percent from the $13.71 billion in deposits recorded as of December 31, 2008. The 2009 Acquisitions accounted for $954.8 million of the growth from 2008. Money market deposits increased $638.5 million or 18.0 percent from December 31, 2008 to December 31, 2009, while demand deposits increased $562.5 million or 21.2 percent. Checking With Interest increased $251.3 million or 16.9 percent in 2009. Time deposits increased marginally, up $66.6 million or 1.2 percent. As a result of declining interest rates during 2009, depositors elected to place available liquidity in money market and transaction accounts rather than time deposits.

During 2009, competition and pricing for deposit business in our market areas remained intense, particularly from larger bank competitors confronting funding and other financial challenges.

Due to the ongoing industry-wide liquidity challenges that intensified during 2009 and our historic focus on maintaining a liquid balance sheet, we continued our focus on deposit attraction and retention as a key business objective. Our ability to satisfy customer loan demand could potentially be constrained unless we are able to continue to generate new deposits at a reasonable cost.

Table 6

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

December 31, 2009
(thousands)
Less than three months	$722,380
Three to six months	597,660
Six to 12 months	815,061
More than 12 months	504,225

Total	$2,639,326

Short-term borrowings

At December 31, 2009, short-term borrowings totaled $642.4 million, compared to $647.0 million one year earlier, a 0.7 percent decrease. The $4.6 million reduction resulted from the net impact of reduced balances of our treasury services sweep accounts offset by higher current maturities of long-term obligations arising from the 2009 Acquisitions.

Table 7

SHORT-TERM BORROWINGS

	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Master notes
At December 31	$395,577	0.20%	$472,573	0.25%	$923,424	3.02%
Average during year	443,286	0.52	819,209	1.52	910,389	4.19
Maximum month-end balance during year	487,372	—	929,613	—	1,035,278	—

Repurchase agreements
At December 31	91,583	0.10	103,878	0.15	286,090	2.27
Average during year	103,023	0.26	211,853	0.82	303,862	3.38
Maximum month-end balance during year	105,253	—	293,703	—	325,790	—

Federal funds purchased
At December 31	12,551	0.01	10,551	0.10	23,893	3.60
Average during year	9,059	0.08	40,079	1.69	59,050	5.07
Maximum month-end balance during year	15,551	—	96,551	—	101,753	—

Notes payable to Federal Home Loan Banks
At December 31	128,761	2.70	50,000	4.95	50,000	4.95
Average during year	84,965	2.68	50,000	4.95	50,000	4.95
Maximum month-end balance during year	128,761	—	50,000	—	50,000	—

Other
At December 31	13,933	—	10,026	0.04	21,880	3.60
Average during year	14,014	—	8,422	2.04	30,954	3.96
Maximum month-end balance during year	20,023	—	21,286	—	46,785	—

Long-term obligations

At December 31, 2009 and 2008, long-term obligations totaled $797.4 million and $733.1 million, respectively, an increase of $64.2 million or 8.8 percent. The increase during 2009 results from the fair value of borrowings from the FHLB of Seattle that were assumed in the VB transaction.

For 2009 and 2008, long-term obligations included $273.2 million in junior subordinated debentures representing obligations to two special purpose entities, FCB/NC Capital Trust I and FCB/NC Capital Trust III (the Capital Trusts). The Capital Trusts are the grantor trusts for $265.0 million of trust preferred capital securities outstanding as of December 31, 2009. The proceeds from the trust preferred capital securities were used to purchase the junior subordinated debentures issued by BancShares. Under current regulatory standards, these junior subordinated debentures qualify as capital for BancShares. The $150.0 million in trust preferred capital securities issued by FCB/NC Capital Trust I mature in 2028 and may be redeemed in whole or in part at a premium that declines until 2018, when the redemption price equals the par value of the securities. The $115.0 million in trust preferred capital securities issued by FCB/NC Capital Trust III mature in 2036 and may be redeemed at par in whole or in part on or after June 30, 2011. BancShares has guaranteed all obligations of the Capital Trusts.

Due to modifications to US GAAP that are effective on January 1, 2010, FCB will record a long-term obligation that results from recognition of the debt component of an asset securitization that was completed during 2005. The balance of the debt obligation, which was $85.8 million as of December 31, 2009, is projected to be repaid over a 30-month period.

Expense of interest-bearing liabilities

Interest expense amounted to $227.6 million in 2009, an $87.3 million or 27.7 percent decrease from 2008. This followed a $108.8 million or 25.7 percent decrease in interest expense during 2008 compared to 2007. For 2009, the decrease in interest expense was the net result of lower interest rates offset in part by increased levels of interest-bearing liabilities. The blended rate on total interest-bearing liabilities equaled 1.75 percent during 2009, compared to 2.56 percent in 2008 and 3.57 percent in 2007. Interest-bearing liabilities averaged $13.01 billion during 2009, an increase of

$700.7 million or 5.7 percent over 2008 levels. During 2008, interest-bearing liabilities averaged $12.31 billion, an increase of $429.1 million or 3.6 percent over 2007.

Interest expense on interest-bearing deposits equaled $183.8 million during 2009, down $79.8 million or 30.3 percent from 2008. The impact of lower interest rates more than offset added expense from higher deposit balances. Lower market interest rates caused the aggregate rate on interest-bearing deposits to decline to 1.58 percent during 2009, down 91 basis points from 2008. Interest-bearing deposits averaged $11.61 billion during 2009, an increase of $1.03 billion or 9.7 percent. Average money market balances increased $693.7 million or 21.8 percent while average time deposits increased $182.7 million or 3.4 percent. During 2008, average time deposits increased $118.7 million or 2.2 percent.

Interest expense on short-term borrowings decreased $12.6 million or 72.1 percent during 2009, the result of decreases in the balances of both master note and repurchase obligations as well as lower rates. The rate on average short-term borrowings decreased 80 basis points from 1.55 percent in 2008 to 0.75 percent in 2009 due to reductions in the federal funds rate during 2009. During 2008, interest expense decreased $37.6 million over 2007, the result of a 252 basis point rate reduction from 4.07 percent in 2007 to 1.55 percent in 2008.

Interest expense on long-term obligations increased $5.1 million or 15.0 percent during 2009 due to new FHLB borrowings assumed as a part of the 2009 Acquisitions. The rate on average long-term obligations decreased 40 basis points from 5.58 percent in 2008 to 5.18 percent in 2009.

NET INTEREST INCOME

Net interest income amounted to $510.5 million during 2009, a $12.1 million or 2.4 percent increase over 2008. The increase from 2009 resulted from balance sheet growth as the taxable-equivalent net yield on interest-earning assets declined by 15 basis points from the prior year to 3.25 percent during 2009.

During 2008, net interest income equaled $498.4 million, a $19.9 million or 4.2 percent increase over 2007. The increase from 2007 resulted from balance sheet growth, the impact of which offset the unfavorable influence of a slight reduction in the net yield on interest-earning assets. The taxable-equivalent net yield on interest-earning assets was 3.40 percent in 2008 compared to 3.41 percent during 2007.

Table 8 isolates the changes in taxable-equivalent net interest income due to changes in volume and interest rates for 2009 and 2008.

Table 8

CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	2009			2008
	Change from previous year due to:			Change from previous year due to:
	Volume	Yield/ Rate	Total Change	Volume	Yield/ Rate	Total Change
	(thousands)
Assets
Loans and leases	$43,433	$(65,626)	$(22,193)	$51,467	$(97,159)	$(45,692)
Investment securities:
U.S. Government	(2,746)	(51,059)	(53,805)	218	(20,650)	(20,432)
Corporate bonds	3,141	3,142	6,283	—	—	—
FNMA, GNMA and FHLMC mortgage-backed securities	3,140	(2,639)	501	78	(15)	63
State, county and municipal	211	(102)	109	(33)	9	(24)
Other	402	(279)	123	(170)	(93)	(263)

Total investment securities	4,148	(50,937)	(46,789)	93	(20,749)	(20,656)
Overnight investments	(865)	(7,159)	(8,024)	(6,434)	(16,980)	(23,414)

Total interest-earning assets	$46,716	$(123,722)	$(77,006)	$45,126	$(134,888)	$(89,762)

Liabilities
Interest-bearing deposits:
Checking With Interest	$110	$168	$278	$11	$(568)	$(557)
Savings	75	(494)	(419)	(59)	(73)	(132)
Money market accounts	8,873	(41,093)	(32,220)	9,137	(44,380)	(35,243)
Time deposits	5,934	(53,352)	(47,418)	4,952	(46,718)	(41,766)

Total interest-bearing deposits	14,992	(94,771)	(79,779)	14,041	(91,739)	(77,698)
Short-term borrowings	(5,455)	(7,165)	(12,620)	(6,314)	(31,310)	(37,624)
Long-term obligations	7,831	(2,733)	5,098	12,427	(5,874)	6,553

Total interest-bearing liabilities	$17,368	$(104,669)	$(87,301)	$20,154	$(128,923)	$(108,769)

Change in net interest income	$29,348	$(19,053)	$10,295	$24,972	$(5,965)	$19,007

Changes in income relating to certain loans, leases and investment securities are stated on a fully tax-equivalent basis at a rate that approximates BancShares’ marginal tax rate. The taxable equivalent adjustment was $4,931, $6,745 and $7,677 for the years 2009, 2008 and 2007 respectively. Table 5 provides detailed information on average balances, income/expense, yield/rate by category and the relevant income tax rates. The rate/volume variance is allocated equally between the changes in volume and rate.

NONINTEREST INCOME

Growth of noninterest income is essential to our ability to sustain adequate levels of profitability. Traditionally, the primary sources of noninterest income are cardholder and merchant services income, service charges on deposit accounts, revenues derived from wealth management services and fees from processing services. During 2009, noninterest income also included gains resulting from the 2009 Acquisitions.

Noninterest income totaled $409.6 million during 2009, an increase of $96.1 million or 30.7 percent. Noninterest income during 2008 equaled $313.5 million, a $16.1 million or 5.4 percent increase over 2007. Table 9 presents the major components of noninterest income for the past five years.

Noninterest income during 2009 included $104.4 million in gains recognized on the 2009 Acquisitions. Other areas of improvement include fees from processing services and mortgage income. Mortgage income benefited during 2009 from significant refinance activity caused by low mortgage rates. These increases were partially offset by lower service charge, cardholder and merchant services, and wealth management income caused primarily by weak economic conditions during 2009.

The gains recorded on the 2009 Acquisitions represent the net of the fair values for assets acquired and liabilities assumed, adjusted for cash we received from the FDIC and for the benefits provided under the loss share agreements. As of December 31, 2009, noninterest income includes a bargain purchase gain of $104.4 million resulting from the 2009 Acquisitions. The initial gain of $104.9 million was adjusted $536,000 as a result of information received after the acquisition date that changed the fair values of loans, other real estate, FDIC receivable for loss share agreements and investment securities as of the acquisition date.

Cardholder and merchant services income amounted to $95.4 million in 2009, down $2.2 million from 2008. Merchant and interchange income earned on credit card transactions decreased during 2009; however, interchange income earned on debit transactions grew by $1.4 million or 6.1 percent in 2009.

Service charges on deposit accounts equaled $78.0 million during 2009, compared to $82.3 million in 2008, a $4.3 million or 5.2 percent decrease. Commercial service charge income, bad check and overdraft charges were all lower as a result of reduced customer activity. Service charge income will likely decline in future periods due to legislation affecting fees charged for overdrafts.

Table 9

NONINTEREST INCOME

	Year ended December 31
	2009	2008	2007	2006	2005
	(thousands)
Gain on acquisitions	$104,434	$—	$—	$—	$—
Cardholder and merchant services	95,376	97,577	97,070	86,103	75,298
Service charges on deposit accounts	78,028	82,349	77,827	72,561	77,376
Wealth management services	46,071	48,198	49,305	42,213	34,726
Fees from processing services	37,053	35,585	32,531	29,631	25,598
Mortgage income	10,435	6,564	6,305	5,494	5,361
Insurance commissions	8,129	8,277	7,735	6,942	6,390
ATM income	6,856	7,003	6,515	6,803	7,843
Other service charges and fees	16,411	17,598	15,318	15,996	16,902
Securities gains (losses)	(511)	8,128	1,376	(659)	(492)
Other	7,318	2,205	3,363	8,090	9,884

Total	$409,600	$313,484	$297,345	$273,174	$258,886

During 2009, fees from processing services totaled $37.1 million, an increase of $1.5 million or 4.1 percent over 2008. During 2008, BancShares recognized $35.6 million in fees from processing services. Growth in the transaction volume of processed banks led to the favorable trend.

Fees from wealth management services decreased $2.1 million to $46.1 million in 2009 from $48.2 million in 2008. The 4.4 percent decrease in 2009 was driven by lower trust and asset management fees due to market declines in assets under management.

Mortgage income during 2009 equaled $10.4 million, a 59.0 percent improvement over 2008 with most of the income resulting from sales of newly-originated residential mortgage loans and the related servicing rights to various investors. Insurance commissions totaled $8.1 million during 2009, a 1.8 percent decrease over 2008.

Other service charges and fees totaled $16.4 million during 2009, a decrease of $1.2 million or 6.7 percent from 2008 due to lower check cashing and international fees. Other noninterest income totaled $7.3 million during 2009, a $5.1 million increase primarily resulting from the $4.4 million gain recognized on the sale of our bond trustee operation.

Table 10

NONINTEREST EXPENSE

	Year ended December 31
	2009	2008	2007	2006	2005
	(thousands)
Salaries and wages	$264,342	$259,250	$243,871	$228,472	$212,997
Employee benefits	64,390	58,899	52,733	50,445	51,517
Occupancy expense	66,266	60,839	56,922	52,153	46,912
Equipment expense	60,310	57,715	56,404	52,490	50,291
Cardholder and merchant services expense:
Cardholder and merchant processing	42,605	42,071	41,882	37,286	32,067
Cardholder reward programs	8,457	9,323	12,529	9,228	5,878
FDIC deposit insurance	29,344	5,126	2,619	1,550	1,578
Foreclosure-related expense	15,107	3,658	2,086	456	504
Telecommunications	11,314	12,061	10,501	9,844	9,873
Postage	10,385	10,427	9,614	8,926	8,045
Processing fees paid to third parties	9,672	8,985	7,004	5,845	4,332
Advertising	8,111	8,098	7,499	7,212	7,206
Legal	5,425	6,308	6,410	5,244	4,124
Consultant	2,508	2,514	3,324	2,254	3,362
Amortization of intangibles	1,940	2,048	2,142	2,318	2,453
Other	57,476	59,038	59,779	57,073	55,684

Total	$657,652	$606,360	$575,319	$530,796	$496,823

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities and equipment and software costs related to branch offices and technology. Noninterest expense for 2009 amounted to $657.7 million, a $51.3 million or 8.5 percent increase over 2008. Noninterest expenses related to the 2009 Acquisitions accounted for approximately $20.3 million of the 2009 increase, while FDIC insurance expense soared by $24.2 million from the prior year. Noninterest expense in 2008 was $606.4 million, a $31.0 million or 5.4 percent increase over 2007. For 2009 and 2008, $3.7 million and $7.7 million of the respective increases in total noninterest expense are attributable to the growth and expansion of ISB. Table 10 presents the major components of noninterest expense for the past five years.

Salary expense totaled $264.3 million during 2009, compared to $259.3 million during 2008, an increase of $5.1 million or 2.0 percent, following a $15.4 million or 6.3 percent increase in 2008 over 2007. The increase in 2009 is attributable to staff costs for new branch offices and headcount additions in support functions. The 2009 Acquisitions accounted for $7.7 million of incremental salaries in 2009.

Employee benefits expense equaled $64.4 million during 2009, an increase of $5.5 million or 9.3 percent from 2008. The 2009 increase results from a $5.0 million increase in pension costs triggered by a lower discount rate applied to plan liabilities and the unfavorable impact of other accounting assumptions. Health insurance expense increased $2.7 million as the cost of employee health care continues to rise. These increases were partially offset by lower executive retirement costs during 2009.

BancShares recorded occupancy expense of $66.3 million during 2009, an increase of $5.4 million or 8.9 percent during 2009. Occupancy expense during 2008 equaled $60.8 million, an increase of $3.9 million or 6.9 percent over 2007. The increase in occupancy expense during 2009 resulted from higher lease costs, depreciation expense and building repairs. The 2009 Acquisitions accounted for $1.7 million of the increase. Higher occupancy expense during 2008 resulted from improvements to our corporate headquarters building and significant increases in building repairs.

Equipment expense was $60.3 million for 2009 and $57.7 million in 2008. The $2.6 million increase during 2009 resulted primarily from increased software costs.

Costs associated with various cardholder reward programs totaled $8.5 million during 2009 compared to $9.3 million during 2008. The $866,000 reduction resulted from lower credit card rewards offset by increased expenses for debit card rewards. Processing fees paid to third parties increased $687,000 or 7.65 percent during 2009, the result of greater utilization of outsourced technology.

Telecommunications expense totaled $11.3 million during 2009, a decrease of $747,000 or 6.2 percent from 2008. Losses and other costs sustained on the maintenance and disposition of foreclosed assets increased $11.4 million during 2009.

FDIC insurance expense increased $24.2 million from $5.1 million in 2008 to $29.3 million in 2009. The FDIC increased the assessment rate on insured deposits in 2009 and instituted a special assessment as the cost of bank failures depleted the DIF.

INCOME TAXES

During 2009, BancShares recorded income tax expense of $66.8 million, compared to $48.5 million during 2008 and $58.9 million in 2007. BancShares’ effective tax rate equaled 36.5 percent in 2009, 34.8 percent in 2008 and 35.2 percent in 2007.

Table 11

ANALYSIS OF CAPITAL ADEQUACY

	December 31			Regulatory Minimum
	2009	2008	2007
	(dollars in thousands)
First Citizens BancShares, Inc.
Tier 1 capital	$1,752,384	$1,649,675	$1,557,190
Tier 2 capital	295,300	286,318	279,573

Total capital	$2,047,684	$1,935,993	$1,836,763

Risk-adjusted assets	$13,136,815	$12,499,545	$11,961,124
Risk-based capital ratios
Tier 1 capital	13.34%	13.20%	13.02%	4.00%
Total capital	15.59%	15.49%	15.36%	8.00%
Tier 1 leverage ratio	9.54%	9.88%	9.63%	3.00%

First-Citizens Bank & Trust Company
Tier 1 capital	$1,349,972	$1,262,950	$1,188,599
Tier 2 capital	259,416	250,095	244,470

Total capital	$1,609,388	$1,513,045	$1,433,069

Risk-adjusted assets	$11,501,548	$10,006,171	$9,716,423
Risk-based capital ratios
Tier 1 capital	11.74%	12.62%	12.23%	4.00%
Total capital	13.99%	15.12%	14.75%	8.00%

Tier 1 leverage ratio	8.63%	9.17%	8.81%	3.00%

IronStone Bank
Tier 1 capital	$291,897	$273,637	$261,500
Tier 2 capital	42,496	38,250	24,801

Total capital	$334,393	$311,887	$286,301

Risk-adjusted assets	$2,370,704	$2,369,415	$2,190,348
Risk-based capital ratios
Tier 1 capital	12.31%	11.55%	11.94%	4.00%
Total capital	14.11%	13.16%	13.07%	8.00%
Tangible equity ratio	11.35%	10.71%	11.21%	3.00%

SHAREHOLDERS’ EQUITY

We continually monitor the capital levels and ratios for BancShares and the subsidiary banks to ensure that they comfortably exceed the minimum requirements imposed by their respective regulatory authorities and to ensure that the subsidiary banks’ capital is appropriate given each bank’s growth projection and risk profile. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material effect on the financial statements. Table 11 provides information on capital adequacy for BancShares, FCB and ISB as of December 31, 2009, 2008 and 2007.

BancShares continues to exceed minimum capital standards and the banking subsidiaries remain well-capitalized. The sustained growth of ISB has required BancShares to infuse significant amounts of capital into ISB to support its balance sheet growth. Infusions totaled $40.5 million in 2009, $45.8 million in 2008 and $24.0 million in 2007. Since ISB was formed in 1997, BancShares has provided $390.3 million in capital. BancShares’ prospective capacity to provide capital to support the future growth of ISB is highly dependent upon FCB’s ability to return capital through dividends to BancShares.

Dividends from FCB to BancShares provide the sole source for capital infusions into ISB. These dividends also fund BancShares’ payment of shareholder dividends and interest payments on a portion of its long-term obligations. During

2009, FCB declared dividends to BancShares in the amount of $60.5 million, compared to $54.8 million in 2008 and $43.8 million in 2007. At December 31, 2009, based on limitations imposed by North Carolina General Statutes, FCB had the ability to declare dividends totaling $1.12 billion. However, any dividends declared in excess of $459.2 million would have caused FCB to lose its well-capitalized designation.

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

Our most prominent risk exposures are credit, interest rate and liquidity risk. Credit risk is the risk of not collecting the amount of a loan, lease or investment when it is contractually due. Interest rate risk is the potential reduction of net interest income as a result of changes in market interest rates. Liquidity risk is the possible inability to fund obligations to depositors, creditors, investors or borrowers.

Credit Risk

BancShares manages and monitors extensions of credit and the quality of the loan and lease portfolio through rigorous initial underwriting processes and periodic ongoing reviews. Underwriting standards reflect credit policies and procedures administered through our centralized credit decision process. We maintain an independent credit review function that conducts risk reviews and analyses for the purpose of ensuring compliance with credit policies and to closely monitor asset quality trends. The risk reviews include portfolio analysis by geographic location and horizontal reviews across industry and collateral sectors within the banking subsidiaries. We strive to identify potential credit problems as early as possible, to take charge-offs or writedowns as appropriate and to maintain adequate allowances for loan and lease losses that are inherent in the loan and lease portfolio. The maintenance of excellent asset quality is one of our key performance measures.

We maintain a well-diversified loan and lease portfolio and seek to avoid the risk associated with large concentrations within specific geographic areas or industries. The ongoing expansion of our branch network has allowed us to mitigate our historic exposure to geographic risk concentration in North Carolina and Virginia. Despite our focus on diversification, several characteristics of our loan and lease portfolio subject us to notable risk. These include our concentration of real estate loans, medical-related loans, and the existence of high loan-to-value loans.

We have historically carried a significant concentration of real estate secured loans, although our underwriting policies principally rely on adequate borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner-occupied. At December 31, 2009, loans secured by real estate not covered by loss share agreements totaled $8.34 billion or 71.7 percent of total loans not covered by loss share agreements compared to $8.08 billion or 69.3 percent at December 31, 2008.

Table 12

NONPERFORMING ASSETS

	December 31,
	2009	2008	2007	2006	2005
	(thousands, except ratios)
Nonaccrual loans and leases:
Covered under FDIC loss share agreements	$116,446	$—	$—	$—	$—
Not covered under FDIC loss share agreements	58,417	39,361	13,021	14,882	18,969
Other real estate owned:
Covered under FDIC loss share agreements	93,774	—	—	—	—
Not covered under FDIC loss share agreements	40,607	29,956	6,893	6,028	6,753
Restructured loans:
Covered under FDIC loss share agreements	10,013	—	—	—	—
Not covered under FDIC loss share agreements	55,025	2,349	—	—	—

Total nonperforming assets	$374,282	$71,666	$19,914	$20,910	$25,722

Nonperforming assets covered under FDIC loss share agreements	$220,233	$—	$—	$—	$—
Nonperforming assets not covered under FDIC loss share agreements	154,049	71,666	19,914	20,910	25,722

Total nonperforming assets	$374,282	$71,666	$19,914	$20,910	$25,722

Accruing loans and leases 90 days or more past due	$27,766	$22,459	$7,124	$5,185	$9,180
Loans and leases at December 31:
Covered under FDIC loss share agreements	1,173,020	—	—	—	—
Not covered under FDIC loss share agreements	11,644,999	11,649,886	10,963,904	10,273,043	9,656,230
Ratio of nonperforming assets to total loans, leases and other real estate:
Covered under FDIC loss share agreements	17.39%	—	—	—	—
Not covered under FDIC loss share agreements	1.32	0.61	0.18	0.20	0.27
Total	2.89	0.61	0.18	0.20	0.27

Interest income that would have been earned on nonperforming loans and leases had they been performing	$4,172	$1,275	$1,200	$1,271	$551
Interest income earned on nonperforming loans and leases	3,746	797	465	226	821

There were no foreign loans or leases outstanding in any period.

In recent years, we have sought opportunities to provide financial services to businesses associated with and professionals within the medical community. Due to strong loan growth within this industry, noncovered loans to borrowers in medical, dental or related fields totaled $2.93 billion as of December 31, 2009 and $2.74 billion as of December 31, 2008, representing 25.1 percent and 23.5 percent of noncovered loans and leases as of the respective dates. Except for this single concentration, no other industry represented more than 10 percent of noncovered loans and leases outstanding at December 31, 2009.

In addition to geographic and industry concentrations, we monitor our loan and lease portfolio for other risk characteristics. Among the key indicators of credit risk are loan-to-value ratios, which measure a lender’s exposure as compared to the value of the underlying collateral. Regulatory agencies have established guidelines that define high loan-to-value loans as those real estate loans that exceed 65 percent to 85 percent of the collateral value depending upon the type of collateral. At December 31, 2009, we had $758.3 million or 6.5 percent of noncovered loans and leases that exceeded the loan-to-value ratio guidelines compared to $919.2 million or 7.8 percent at December 31, 2008. While we continuously strive to limit our high loan-to-value loans, we believe that the inherent risk within these loans is lessened by mitigating factors, such as our strict underwriting criteria and the high rate of owner-occupied properties.

Residential construction loans in the Atlanta, Georgia and southwest Florida markets as of December 31, 2009 equaled $67.8 million, compared to $128.8 million at December 31, 2008. As of December 31, 2009, $22.2 million of the residential construction loans were classified as nonperforming, and $32.0 million were identified as potential problem loans due to concerns about borrowers’ abilities to comply with existing loan repayment terms. We continue to closely monitor past due and problem accounts to identify any loans and leases that should be classified as impaired or non-accrual.

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

BancShares’ nonperforming assets at December 31, 2009 totaled $374.3 million, compared to $71.7 million at December 31, 2008 and $19.9 million at December 31, 2007. As a percentage of total loans, leases and other real estate, nonperforming assets represented 2.92 percent, 0.61 percent and 0.18 percent as of December 31, 2009, 2008 and 2007, respectively.

The $302.6 million surge in nonperforming assets during 2009 was primarily due to the effect of high levels of nonperforming assets within the 2009 Acquisitions. Of the $374.3 million in nonperforming assets, $220.2 million are covered under FDIC loss share agreements that provide significant loss protection to FCB. We continue to closely monitor past due and problem accounts to identify any loans and leases that should be classified as impaired or nonaccrual.

Nonperforming assets not covered under loss share agreements totaled $154.0 million at December 31, 2009, compared to $71.7 million at December 31, 2008 and $19.9 million at December 31, 2007. The $82.4 million increase during 2009 resulted from a higher volume of restructured loans. The $51.8 million increase during 2008 primarily resulted from exposures in the residential construction portfolio in the Atlanta, Georgia and southwest Florida markets. The 2009 increase in nonperforming assets not covered under loss share agreements included increases of $19.1 million in nonaccrual loans and leases, $10.7 million in other real estate owned and $52.7 million in restructured loans. The 2009 increase in restructured loans resulted from modifications made to performing loans to support borrowers who were at risk of defaulting on their loan repayment obligations.

Accruing loans more than 90 days past due totaled $27.8 million at December 31, 2009 compared to $22.5 million at December 31, 2008. These are primarily secured retail loans that are in process of collection.

The allowance for loan and lease losses reflects the estimated losses resulting from the inability of our customers to make required payments. In calculating the allowance, we employ a variety of modeling and estimation tools for measuring credit risk. Generally, loans and leases to commercial customers are evaluated individually and assigned a credit grade, while consumer loans are evaluated collectively. The individual credit grades for commercial loans are assigned based upon factors such as the borrower’s cash flow, the value of any underlying collateral and the strength of any guarantee. Relying on historical data of credit grade losses and migration patterns among credit grades, we calculate a loss estimate for each credit grade. As loans to borrowers experiencing financial stress are moved to higher-risk credit grades, increased allowances are assigned to that exposure. Allowances are recorded for acquired loans for post-acquisition credit quality deterioration only.

Groups of consumer loans are aggregated over their remaining estimated behavioral lives and probable loss projections for each period become the basis for the allowance amount. The loss projections are based on historical losses, delinquency patterns and various other credit risk indicators. During 2009, based on deepening economic weaknesses indicated by higher unemployment and personal bankruptcy rates, we increased loss estimates for consumer loans and revolving mortgage loans.

When needed, we also establish specific allowances for impaired loans. Commercial purpose loans are considered to be impaired if they are classified as nonaccrual. The allowance for impaired loans in excess of $1.0 million is the difference between its carrying value and the estimated collateral value or the present value of anticipated cash flows. Collateral values are obtained from current appraisals, if available, or prior appraisal values that have been discounted due to the age of the appraisal. For smaller impaired loans, the allowance is calculated based on the credit grade.

The allowance for loan and lease losses also includes an amount that is not specifically allocated to individual loan types. This unallocated allowance is based upon factors such as changes in business and economic conditions, recent loss, delinquency and asset quality issues both within BancShares and the banking industry, exposures resulting from loan concentrations or specific industry risks and other judgmental factors. As of December 31, 2009, the unallocated portion of the allowance equaled $12.1 million or 7.0 percent. This compares to $11.7 million or 7.4 percent of the total allowance for credit losses as of December 31, 2008.

At December 31, 2009, BancShares’ allowance for loan and lease losses on noncovered loans totaled $168.8 million or 1.45 percent of loans and leases not covered by loss share agreements, compared to $157.6 million or 1.35 percent at December 31, 2008. An additional allowance of $3.5 million was established in 2009 for loans covered by loss share agreements acquired from TVB, which represents 0.30 percent of total loans and leases covered by loss share agreements. This $3.5 million was established due to adjustments in estimates suggesting a deterioration in credit quality for certain identified loans that occurred after the date of the acquisition. The $11.2 million increase in the allowance for non-covered loan and lease losses during 2009 was primarily due to deterioration of credit quality within the noncovered commercial loan sectors as well as higher anticipated losses in the residential construction and revolving mortgage loan portfolios.

The provision for loan and lease losses equaled $79.4 million during 2009 compared to $65.9 million during 2008 and $32.9 million during 2007. The $13.4 million or 20.4 percent increase in provision for loan and lease losses from 2008 to 2009 resulted primarily from losses and provisions in the commercial, residential construction loan portfolio and certain consumer loan portfolios.

Net charge-offs for 2009 totaled $64.7 million, compared to $45.3 million during 2008, and $28.0 million during 2007. The ratio of net charge-offs to average loans and leases not covered by loss share agreements equaled 0.56 percent during 2009, 0.40 percent during 2008 and 0.27 percent during 2007. Despite the increase in the 2009 loss ratio, BancShares’ net charge-off rates remain low when compared to industry data.

Table 13 provides details concerning the allowance for loan and lease losses for the past five years. Table 14 details the allocation of the allowance for loan and lease losses among the various loan types. The process used to allocate the allowance considers, among other factors, whether the borrower is a retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement.

Changes to the allocation of the allowance for loan and lease losses reflect changes in the mix of the loan portfolio and expectations regarding changes in loss exposure. Although construction and land development loans represent 7.2 percent of total loans at December 31, 2009, compared to 6.6 percent at December 31, 2008, noncovered loans actually declined due to charge-offs, foreclosures and payments during 2009, resulting in a reduction in the allowances allocated to that portfolio segment. Conversely, noncovered commercial mortgage and revolving mortgage loans increased, resulting in an increase in the allowance allocated to those categories. The percentage of consumer loans to total loans continues to decline, but higher loss projections as of December 31, 2009 contributed to an increase in the allowance allocated.

Table 13

ALLOWANCE FOR LOAN AND LEASE LOSSES

	2009	2008	2007	2006	2005
	(thousands, except ratios)
Allowance for loan and lease losses at beginning of period	$157,569	$136,974	$132,004	$128,847	$123,861
Adjustment for sale of loans	—	—	—	—	(1,585)
Provision for loan and lease losses	79,364	65,926	32,939	21,203	33,562
Charge-offs:
Real estate:
Construction and land development	(17,606)	(17,559)	(1,683)	—	(1)
Commercial mortgage	(2,081)	(696)	(49)	(124)	(551)
Residential mortgage	(1,966)	(1,165)	(194)	(1,717)	(1,912)
Revolving mortgage	(8,390)	(3,249)	(1,363)	(1,475)	(951)
Other mortgage loans	(173)	—	—	—	—

Total real estate loans	(30,216)	(22,669)	(3,289)	(3,316)	(3,415)
Commercial and industrial	(17,114)	(13,593)	(13,106)	(10,378)	(18,724)
Consumer	(20,288)	(12,695)	(13,203)	(9,171)	(10,425)
Lease financing	(1,736)	(1,124)	(3,092)	(1,488)	(347)

Total charge-offs	(69,354)	(50,081)	(32,690)	(24,353)	(32,911)

Recoveries:
Real estate:
Construction and land development	517	227	21	—	—
Commercial mortgage	96	55	8	182	409
Residential mortgage	97	121	261	290	432
Revolving mortgage	182	215	96	182	155

Total real estate loans	892	618	386	654	996
Commercial and industrial	1,384	1,645	1,282	1,358	2,164
Consumer	2,305	2,173	2,883	4,140	2,672
Lease financing	122	314	170	155	88

Total recoveries	4,703	4,750	4,721	6,307	5,920

Net charge-offs	(64,651)	(45,331)	(27,969)	(18,046)	(26,991)

Allowance for loan and lease losses at end of period	$172,282	$157,569	$136,974	$132,004	$128,847

Average loans and leases not covered by loss share agreements	$11,635,355	$11,306,900	$10,513,599	$9,989,757	$9,375,249
Loans and leases covered under loss share agreements at year-end	1,173,020	—	—	—	—
Loans and leases not covered under loss share agreements at year-end	11,644,999	11,649,886	10,963,904	10,273,043	9,656,230
Reserve for unfunded commitments	7,130	7,176	7,297	6,642	6,923
Ratios:
Net charge-offs to average noncovered loans and leases	0.56%	0.40%	0.27%	0.18%	0.29%
Allowance for loan and lease losses to total loans and leases
Covered under loss share agreements at end of period	0.30	—	—	—	—
Not covered under loss share agreements at end of period	1.45	1.35	1.25	1.28	1.33

All information presented in this table relates to domestic loans and leases as BancShares makes no foreign loans and leases.

Allowance for loan and lease losses at December 31, 2009 includes $3,500 established for Covered Loans.

Table 14

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	December 31
	2009		2008		2007		2006		2005
	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans
	(dollars in thousands)
Allowance for loan and lease losses allocated to:
Real estate:
Construction and land development	$10,121	7.24%	$13,948	6.64%	$9,918	7.40%	$9,351	7.63%	$8,985	7.94%
Commercial mortgage	54,250	40.13	43,222	37.06	35,760	36.31	38,463	36.27	37,185	36.44
Residential mortgage	8,213	7.93	8,006	8.23	7,011	9.39	6,954	9.98	6,822	10.53
Revolving mortgage	8,389	16.75	6,821	16.31	5,735	13.63	8,425	12.91	8,712	14.17
Other mortgage	5,366	1.40	5,231	1.28	2,323	1.33	2,145	1.61	2,242	1.79

Total real estate	86,339	73.45	77,228	69.52	60,747	68.06	65,338	68.40	63,946	70.87
Commercial and industrial	39,059	15.05	35,896	16.09	32,743	15.57	34,846	14.86	30,663	12.50
Consumer	28,944	7.38	27,045	10.52	26,925	12.48	22,396	13.24	22,695	13.66
Lease financing	4,535	2.58	5,091	3.02	4,649	3.11	3,562	2.87	2,389	2.42
Other	1,333	1.54	632	0.85	412	0.78	723	0.63	576	0.55
Unallocated	12,072		11,677		11,498		5,139		8,578

Total allowance for loan and lease losses	$172,282	100.00%	$157,569	100.00%	$136,974	100.00%	$132,004	100.00%	$128,847	100.00%

Allowance for loan and lease losses for:
Loans covered under loss share agreements	$3,500		$—		$—		$—		$—
Loans not covered under loss share agreement	168,782		157,569		136,974		132,004		128,847

Total allowance for loan and lease losses	$172,282		$157,569		$136,974		$132,004		$128,847

Table 15

INTEREST RATE RISK ANALYSIS

	Favorable (unfavorable) impact on net interest income compared to stable rate scenario over the 12-month period following:
Assumed rate change	December 31, 2009	December 31, 2008
Most likely	-0.05%	-0.37%
Immediate 200 basis point increase	4.00%	2.06%
Gradual 200 basis point increase	0.83%	0.19%
Immediate 200 basis point decrease	-6.25%	-0.58%
Gradual 200 basis point decrease	-1.20%	1.29%

Interest Rate Risk

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

We assess our interest rate risk by simulating future amounts of net interest income using various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Due to the existence of contractual floors or competitive pressures that constrain our ability to reduce interest rates, certain deposit and short-term borrowings can price down only marginally from current interest rate levels. In our models, we assume that the prime interest rate will not move below the December 31, 2009 rate of 3.25 percent. Table 15 provides the impact on net interest income resulting from various interest rate scenarios as of December 31, 2009 and 2008.

We also utilize the market value of equity as a tool to measure and manage interest rate risk. The market value of equity measures the degree to which the market values of our assets and liabilities will change given a specific degree of movement in interest rates. Our calculation methodology for the market value of equity utilizes a 200-basis point parallel rate shock. As of December 31, 2009, the market value of equity calculated with a 200-basis point immediate decrease in interest rates equals 9.54 percent of assets, up from 8.81 percent when calculated with stable rates. The market value of equity calculated with a 200-basis point immediate increase in interest rates equals 7.58 percent of assets. The estimated amounts for the market value of equity are highly influenced by the relatively longer maturity of the commercial loan component of interest-earning assets when compared to the shorter term maturity characteristics of interest-bearing liabilities.

The maturity distribution and repricing opportunities of interest-earning assets and interest-bearing liabilities have a significant impact on our interest rate risk. Our strategy is to reduce overall interest rate risk by maintaining relatively short maturities. Table 16 provides loan maturity distribution and information regarding the sensitivity of loans and leases to changes in interest rates. Table 4 includes maturity information for our investment securities. Table 6 displays maturity information for time deposits with balances in excess of $100,000.

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk. However, during the second quarter of 2006, in conjunction with the issuance of $115.0 million in junior subordinated debentures, we entered into an interest rate swap to synthetically convert the variable rate coupon on the debentures to a fixed rate of 7.125 percent for a period of five years. The interest rate swap is effective from June 2006 to June 2011. During 2009, we entered into a second interest rate swap covering the period from June 2011 to June 2016 at a fixed interest rate of 5.50 percent. Both of the interest rate swaps qualify as cash flow hedges under US GAAP. The derivatives are valued each quarter, and changes in fair value are recorded on the consolidated balance sheet with an offset to other comprehensive income for the effective portion and an offset to the consolidated statements of income for any ineffective portion. The determination of effectiveness is made under the long-haul method.

Liquidity Risk

Liquidity risk results from the mismatching of asset and liability cash flows and the potential inability to secure adequate amounts of funding from traditional sources of liquidity. BancShares manages this risk by structuring its balance sheet prudently and by maintaining various borrowing resources to fund potential cash needs. BancShares has historically maintained a strong focus on liquidity, and we have traditionally relied on our deposit base as our primary liquidity source. Short-term borrowings resulting from commercial treasury customers are also an important source of liquidity, although most of those borrowings must be collateralized, thereby potentially restricting the use of the resulting liquidity. Through our deposit and treasury product pricing strategies, we have the ability to stimulate or curtail liability growth.

During 2009, economic conditions created significant disruptions to the normal availability of liquidity to lenders, a trend that was amplified in some institutions by deposit withdrawals. Despite these challenges, we achieved growth in average deposits of 11.2 percent in 2009, compared to 3.5 percent during 2008 and 1.7 percent during 2007. Although the deposits resulting from the 2009 Acquisitions contributed to our deposit growth, we also experienced strong organic growth attributed to consumers’ attraction to the safety and financial strength of our company. This growth in deposits occurred despite extraordinarily low interest rates. Low interest rates did significantly impact the balances of short-term borrowings during 2009 with our treasury services sweep balances experiencing a $484.8 million reduction.

Trends in cash flows after the effective dates of the 2009 Acquisitions created additional pressures on our liquidity during 2009 and will require us to generate incremental liquidity in 2010. These pressures are a function of relatively modest cash receipts arising from payments on covered loans and the FDIC receivable for loss share agreements versus the level of deposit outflows. The deposit outflows are driven by the high levels of wholesale and other non-core funding sources typically utilized by failing institutions, a large portion of which typically are withdrawn from the acquiring institution subsequent to the acquisition date. The incremental liquidity to fund our acquisitions will be primarily generated outside of the failed bank markets through new core deposits within the legacy FCB franchise, augmented as needed by brokered deposits and FHLB borrowings.

We routinely utilize borrowings from the FHLB of Atlanta as an alternative source of liquidity. At December 31, 2009, we had sufficient collateral pledged to provide access to $1.08 billion of additional borrowings. Additionally, we maintain federal funds lines of credit and other borrowing facilities. At December 31, 2009, BancShares had access to $500.0 million in unfunded borrowings through its various sources.

Once we have satisfied our loan demand and other funding needs, residual liquidity is held in cash or invested in overnight investment and investment securities available for sale. At December 31, 2009, these highly-liquid assets totaled $4.13 billion or 22.4 percent, compared to $3.99 billion or 23.8 percent of total assets at December 31, 2008.

Table 16

LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

	At December 31, 2009, maturing
	Within One Year	One to Five Years	After Five Years	Total
	(thousands)
Loans covered under loss share agreements	$333,538	$476,866	$362,616	$1,173,020
Loans and leases not covered under loss share agreements
Real estate	2,355,541	4,116,348	1,872,657	8,344,546
Commercial and industrial	475,501	756,136	601,033	1,832,670
Other	424,717	879,928	163,138	1,467,783

Total not covered under loss share agreements	$3,255,759	$5,752,412	$2,636,828	$11,644,999

Loans maturing after one year with:
Fixed interest rates		$3,235,989	$2,292,265	$5,528,254
Floating or adjustable rates		2,516,423	344,563	2,860,986

Total		$5,752,412	$2,636,828	$8,389,240

SEGMENT REPORTING

BancShares conducts its banking operations through its two wholly owned subsidiaries, FCB and ISB. Although FCB and ISB offer similar products and services to customers, each entity operates in distinct geographic markets and has separate management groups, with the exception of California and Washington where both now operate as a result of the 2009 Acquisitions. We monitor growth and financial results in these institutions separately and, within each institution, by further geographic segregation.

Although FCB has grown through acquisition in certain of its markets, specifically in the states of California and Washington, throughout its history the majority of its expansion has been accomplished on a de novo basis. Since ISB began operations in 1997, it has accomplished its growth and expansion on a de novo basis. Due to the rapid pace of its growth and the number of branch offices that have not attained sufficient size to achieve profitability, the financial results and trends of ISB are significantly affected by the large percentage of markets that are relatively new. Each new market ISB entered created additional operating costs that were typically not fully offset by operating revenues until three to four years of operation. Losses incurred since ISB’s inception total $84.9 million.

Neuse, Incorporated, a wholly-owned subsidiary of BancShares, owns facilities used by ISB for its branch operation and other real estate resulting from ISB loans that have resulted in foreclosure. To facilitate the potential purchase of additional OREO in the future, ISB has agreed to lend Neuse up to $15.0 million under a revolving line of credit. No amount was owed by Neuse to ISB as of December 31, 2009 under the revolving line of credit.

IronStone Bank

At December 31, 2009, ISB operated 58 facilities in twelve states, with a focus on markets with favorable growth prospects. ISB’s expansion slowed during 2009, following the opening of facilities in Dallas and Houston, Texas and Oklahoma City, Oklahoma. No new branches are planned for 2010. Our business model for new markets that we have entered is based on two principles. First, we hire experienced bankers in the established markets who are focused on delivering high quality customer service while maintaining strong asset quality. Second, we occupy attractive and accessible branch facilities. While these are costly goals, we believe they are critical to establishing a solid foundation for future success in new markets.

ISB’s total assets increased 0.4 percent from $2.56 billion at December 31, 2008 to $2.57 billion at December 31, 2009. ISB’s total assets represented 13.9 percent of consolidated assets at December 31, 2009 compared to 15.3 percent at December 31, 2008.

ISB recorded a net loss of $21.3 million during 2009 compared to a net loss of $28.9 million during 2008 and net loss of $7.7 million in 2007. The $7.6 million improvement in the net loss resulted from higher net interest income and lower provision for loan and lease losses. While ISB’s operating losses are expected to continue into 2010, we believe improved results in more established markets and lower credit costs will help to significantly reduce the overall loss.

ISB’s net interest income increased $11.6 million or 17.2 percent during 2009 due to an improved net yield on interest-earning assets, which increased from 2.82 percent in 2008 to 3.26 in 2009. Loans and leases decreased $25.8 million or 1.2 percent from $2.22 billion at December 31, 2008 to $2.20 billion at December 31, 2009.

The provision for loan and lease losses decreased $2.2 million during 2009, caused by the loan portfolio reduction and lower allowances required by credit grade reductions. Net charge-offs amounted to $29.6 million during 2009, compared to $23.1 million in 2008.

ISB’s noninterest income grew $1.1 million or 8.6 percent during 2009, the result of higher cardholder and merchant services income and mortgage income. Cardholder and merchant services income increased $517,000 or 6.9 percent as merchant discount and Visa Check interchange fees increased. Mortgage income saw better results with income growing $579,000 during 2009 with improvements in servicing income and loan origination fees.

Noninterest expense increased $3.7 million or 4.2 percent during 2009, the result of an increase in FDIC insurance premiums and foreclosure-related expenses. The FDIC insurance premium expense increased $2.8 million or 161.5 percent as the FDIC continues its efforts to recapitalize the insurance fund. Costs related to the maintenance, writedown and sale of foreclosed properties increased $3.7 million from $2.9 million in 2008 to $6.6 million in 2009 primarily due to the resolution of construction exposures. Salary and employee benefits declined in 2009 by $1.3 million or 3.3 percent as a result of branch closures and other expense reduction initiatives.

First-Citizens Bank & Trust Company

At December 31, 2009, FCB operated 373 branches in eight states. During 2009, FCB opened ten new branches, including branches in Washington, DC, Richmond, Virginia, Raleigh and Charlotte, North Carolina and in several rural and coastal areas of North Carolina. The 2009 Acquisitions added locations in southern California and Washington state.

FCB’s total assets increased from $13.88 billion at December 31, 2008 to $15.79 billion at December 31, 2009, an increase of $1.91 billion or 13.8 percent, caused primarily by the 2009 Acquisitions. FCB’s total assets represented 85.5 percent and 82.9 percent of consolidated assets at December 31, 2009 and 2008, respectively.

FCB recorded net income of $150.8 million during 2009 compared to $127.1 million during 2008, an increase of $23.7 million or 18.7 percent. The favorable variance in net income is attributable to gains recognized on the 2009 Acquisitions and improved net interest income, partially offset by higher noninterest expense and provision for loan and lease losses.

FCB’s net interest income increased $8.3 million or 1.9 percent during 2009 despite a decline in the net yield on interest-earning assets. Total FCB loans increased $1.19 billion in 2009 from $9.43 billion to $10.62 billion. Provision for loan and lease losses increased $15.7 million or 52.7 percent during 2009 caused by higher net charge-offs on consumer loans and credit grade deterioration within the commercial loan portfolio. Net charge-offs increased $12.8 million or 57.5 percent from $22.2 million in 2008 to $35.0 million in 2009.

FCB’s noninterest income increased $95.9 million or 30.8 percent during 2009, due to gains recorded on the 2009 Acquisitions and the sale of the bond trustee business. Other components of noninterest income with increases during 2009 were fees from processing services and mortgage income. Fees from wealth advisory services, deposit service charge income and cardholder and merchant services income were all lower for the year, primarily due to lower volumes. Noninterest expense increased $46.8 million or 8.9 percent during 2009, due to a $21.5 million increase in FDIC insurance premium expense, a $7.6 million increase in foreclosure-related expenses, a $7.3 million increase in salary expense and a $4.9 million increase in occupancy costs. Noninterest expenses related to the 2009 Acquisitions accounted for approximately $20.3 million of the 2009 increase.

Table 17

SELECTED QUARTERLY DATA

	2009				2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$191,976	$189,690	$176,841	$179,652	$195,366	$199,080	$202,000	$216,905
Interest expense	49,575	54,413	59,809	63,847	71,211	71,761	77,147	94,826

Net interest income	142,401	135,277	117,032	115,805	124,155	127,319	124,853	122,079
Provision for loan and lease losses	21,617	18,265	20,759	18,723	22,640	20,008	13,363	9,915

Net interest income after provision for loan and lease losses	120,784	117,012	96,273	97,082	101,515	107,311	111,490	112,164
Noninterest income	82,264	182,631	73,164	71,541	72,182	77,536	79,600	84,166
Noninterest expense	174,165	166,277	160,868	156,342	155,302	155,746	149,468	145,844

Income before income taxes	28,883	133,366	8,569	12,281	18,395	29,101	41,622	50,486
Income taxes	9,883	50,898	2,369	3,618	5,502	9,547	15,396	18,101

Net income	$19,000	$82,468	$6,200	$8,663	$12,893	$19,554	$26,226	$32,385

Net interest income, taxable equivalent	$143,446	$136,426	$118,350	$117,225	$125,779	$129,164	$127,143	$124,430

PER SHARE DATA
Net income	$1.82	$7.90	$0.59	$0.83	$1.24	$1.87	$2.51	$3.10
Cash dividends	0.300	0.300	0.300	0.300	0.275	0.275	0.275	0.275
Market price at period end (Class A)	164.01	159.10	133.65	131.80	152.80	179.00	139.49	139.35
Book value at period end	149.42	145.16	137.45	137.65	138.33	144.17	142.54	142.42
Tangible book value at period end	138.98	134.66	127.32	127.48	128.13	133.92	132.24	132.07
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$18,386,775	$17,892,599	$17,309,656	$16,945,383	$16,741,696	$16,377,570	$16,396,288	$16,302,994
Investment securities	3,134,971	3,596,422	3,578,604	3,246,898	3,147,386	2,998,370	3,238,028	3,183,636
Loans and leases	12,877,150	12,078,390	11,621,450	11,659,873	11,665,522	11,440,563	11,154,400	10,961,706
Interest-earning assets	16,319,611	15,862,964	15,725,319	15,373,383	15,247,125	14,814,463	14,841,431	14,691,141
Deposits	15,291,720	14,792,449	14,316,103	13,897,701	13,544,762	13,003,821	12,969,423	12,905,651
Interest-bearing liabilities	13,467,532	13,137,412	12,840,612	12,596,452	12,471,757	12,187,085	12,281,649	12,309,132
Long-term obligations	795,646	810,049	734,042	733,087	730,360	613,046	609,301	475,732
Shareholders' equity	1,535,828	1,457,599	1,433,427	1,438,109	1,497,619	1,496,573	1,484,143	1,466,411
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

SELECTED QUARTER-END BALANCES
Total assets	$18,466,063	$18,512,878	$17,317,880	$17,214,265	$16,745,662	$16,665,605	$16,422,674	$16,746,518
Investment securities	2,932,765	3,287,309	3,749,525	3,324,770	3,225,194	2,977,565	3,013,432	3,206,137
Loans and leases:
Covered under loss share agreements	1,173,020	1,257,478	—	—	—	—	—	—
Not covered under loss share agreements	11,644,999	11,520,683	11,638,965	11,497,079	11,649,886	11,627,635	11,313,155	11,029,937
Interest-earning assets	16,541,425	16,389,427	15,618,157	15,582,477	15,119,095	14,933,906	14,722,037	15,039,574
Deposits	15,337,567	15,348,955	14,358,149	14,229,548	13,713,763	13,372,468	13,075,411	13,226,991
Interest-bearing liabilities	13,561,924	13,532,833	12,719,311	12,827,449	12,441,025	12,383,450	12,147,269	12,566,799
Long-term obligations	797,366	813,950	735,803	733,056	733,132	649,214	609,277	609,335
Shareholders' equity	1,559,115	1,514,684	1,434,213	1,436,277	1,443,375	1,504,334	1,487,282	1,486,034
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

SELECTED RATIOS AND OTHER DATA
Rate of return on average assets	0.41%	1.83%	0.14%	0.21%	0.31%	0.64%	0.64%	0.80%
Rate of return on average shareholders' equity	4.92	22.45	1.73	2.44	3.43	7.11	7.11	8.88
Net yield on interest-earning assets (taxable equivalent)	3.49	3.41	3.02	3.09	3.27	3.47	3.45	3.41
Allowance for loan and lease losses to noncovered loans and leases at period end	1.45	1.43	1.41	1.39	1.35	1.32	1.28	1.28
Nonperforming assets to total loans and leases and other real estate at period end:
Covered under loss share agreements	18.77	15.08	—	—	—	—	—	—
Not covered under loss share agreements	1.32	0.92	0.89	0.85	0.61	0.53	0.42	0.39
Tier 1 risk-based capital ratio	13.34	13.33	13.30	13.29	13.20	13.01	13.14	13.12
Total risk-based capital ratio	15.59	15.58	15.59	15.57	15.49	15.33	15.48	15.47
Leverage capital ratio	9.54	9.73	9.68	9.83	9.88	10.01	9.89	9.80
Dividend payout ratio	16.48	3.80	50.85	36.14	22.18	14.71	10.96	8.87
Average loans and leases to average deposits	84.21	81.65	81.18	83.90	86.13	87.98	86.01	84.94

Average loan and lease balances include nonaccrual loans and leases.

FOURTH QUARTER ANALYSIS

For the quarter ending December 31, 2009, BancShares reported net income of $19.0 million, compared to $12.9 million for the corresponding period of 2008. Improved earnings during the fourth quarter 2009 resulted from significantly higher net interest income, improved noninterest income, and lower provision for loan and lease losses. Noninterest expense increased due to operating costs related to the 2009 Acquisitions, FDIC insurance premium expense and foreclosure-related expenses.

Per share income for the fourth quarter 2009 totaled $1.82, compared to $1.24 for the same period a year ago. First Citizens’ results generated an annualized return on average assets of 0.41 percent for the fourth quarter of 2009, compared to 0.31 percent for the fourth quarter of 2008. The annualized return on average equity was 4.92 percent during the current quarter, compared to 3.43 percent for the same period of 2008.

Net interest income increased $18.2 million, or 14.7 percent, during the fourth quarter of 2009. The taxable-equivalent net yield on interest-earning assets improved 22 basis points to 3.49 percent, the result of favorable trends in time deposit costs and the positive impact of yields and rates on acquired loans and assumed deposits.

Average interest-earning assets increased $1.07 billion to $16.32 billion from the fourth quarter of 2008 to the fourth quarter of 2009, primarily as a result of the 2009 Acquisitions. Average loans and leases outstanding during the fourth quarter of 2009 equaled $12.88 billion, an increase of $1.21 billion or 10.4 percent over 2008. The yield on interest-earning assets decreased 43 basis points from 5.12 percent in 2008 to 4.69 percent in 2009.

Average interest-bearing liabilities increased $995.8 million, or 8.0 percent over 2008, due to organic deposit growth and the 2009 Acquisitions. Average money market accounts increased $713.5 million or 21.0 percent to $4.12 billion while average time deposits increased $116.7 million or 2.1 percent to $5.60 billion. The rate on average interest-bearing liabilities decreased 81 basis points from 2.27 percent in 2008 to 1.46 percent in 2009.

The provision for loan and lease losses decreased 4.5 percent during the fourth quarter of 2009 versus the same period of 2008. Net charge-offs equaled $14.6 million during the fourth quarter of 2009, compared to $18.0 million during the fourth quarter of 2008. The annualized ratio of net charge-offs to average noncovered loans and leases equaled 0.50 percent during the fourth quarter of 2009, versus 0.62 percent during the same period of 2008.

Noninterest income increased $10.1 million or 14.0 percent during the fourth quarter of 2009 compared to the same period of 2008. The increase resulted primarily from the $4.4 million gain on sale of the corporate bond trustee business. Other increases in noninterest income were $1.7 million in wealth advisory services and $1.3 million in cardholder and merchant services income.

Noninterest expense increased $18.9 million during the fourth quarter of 2009 compared to the same period of 2008. This 12.1 percent increase resulted primarily from higher personnel expenses and operating costs related to the 2009 Acquisitions, a $4.7 million increase in foreclosure-related expenses and a $3.0 million increase in FDIC insurance premium expense.

Table 17 provides quarterly information for each of the quarters in 2009 and 2008. Table 18 analyzes the components of changes in net interest income between the fourth quarter of 2009 and 2008.

Table 18

CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS—FOURTH QUARTER

	2009			2008			Increase (decrease) due to:
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(dollars in thousands)
Assets
Loans and leases	$12,877,150	$177,375	5.46%	$11,665,522	$169,249	5.77%	$17,431	$(9,305)	$8,126
Investment securities:
U. S. Government	2,475,460	11,514	1.85	3,030,872	25,760	3.39	(3,609)	(10,637)	(14,246)
FNMA, GNMA and FHLMC mortgage backed securities	131,930	1,101	3.31	83,253	1,110	5.30	529	(538)	(9)
Corporate bonds	488,967	2,220	1.80	—	—	—	1,110	1,110	2,220
State, county and municipal	8,637	140	6.43	4,675	79	6.72	66	(5)	61
Other	29,977	472	6.25	28,586	199	2.77	16	257	273

Total investment securities	3,134,971	15,447	1.96	3,147,386	27,148	3.44	(1,888)	(9,813)	(11,701)
Overnight investments	307,490	198	0.26	434,217	592	0.54	(130)	(264)	(394)

Total interest-earning assets	$16,319,611	$193,020	4.69%	$15,247,125	$196,989	5.12%	$15,413	$(19,382)	$(3,969)

Liabilities
Deposits:
Checking With Interest	$1,657,758	$518	0.12%	$1,433,261	$458	0.13%	$85	$(25)	$60
Savings	641,726	199	0.12	538,992	263	0.19	40	(104)	(64)
Money market accounts	4,117,466	6,218	0.60	3,403,985	12,239	1.43	1,836	(7,857)	(6,021)
Time deposits	5,603,112	31,414	2.22	5,486,405	46,903	3.40	915	(16,404)	(15,489)

Total interest-bearing deposits	12,020,062	38,349	1.27	10,862,643	59,863	2.19	2,876	(24,390)	(21,514)
Short-term borrowings	651,824	1,300	0.79	878,754	1,738	0.79	(445)	7	(438)
Long-term obligations	795,646	9,925	4.95	730,360	9,609	5.23	846	(530)	316

Total interest-bearing liabilities	$13,467,532	$49,574	1.46%	$12,471,757	$71,210	2.27%	$3,277	$(24,913)	$(21,636)

Interest rate spread			3.23%			2.85%

Net interest income and net yield on interest-earning assets		$143,446	3.49%		$125,779	3.27%	$12,136	$5,531	$17,667

Average loans and leases includes nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35.0 percent and a state income tax rate of 6.9 percent for each period.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

As a normal part of its business, BancShares, FCB, ISB and other subsidiaries enter into various contractual obligations and commercial commitments. Table 19 identifies significant obligations and commitments as of December 31, 2009.

Table 19

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

	Payments due by period
Type of obligation	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
	(thousands)
Contractual obligations:
Deposits	$14,393,341	$794,763	$142,474	$6,989	$15,337,567
Short-term borrowings	642,405	—	—	—	642,405
Long-term obligations	60,620	98,098	56,694	581,954	797,366
Operating leases	15,812	25,256	14,788	54,798	110,654

Total contractual obligations	$15,112,178	$918,117	$213,956	$643,741	$16,887,992

Commitments:
Loan commitments	$2,149,146	$218,574	$162,870	$2,649,480	$5,180,070
Standby letters of credit	43,597	6,222	23,930	—	73,749
Affordable housing partnerships	6,480	3,150	172	—	9,802

Total commitments	$2,199,223	$227,946	$186,972	$2,649,480	$5,263,621

CURRENT ACCOUNTING AND REGULATORY ISSUES

In March 2008, the FASB issued new guidance on disclosures concerning derivative instruments and hedging activities that require enhanced disclosure about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect the balance sheet, income statement and statement of cash flows. The new guidance was adopted by BancShares on January 1, 2009 and will result in expanded disclosures, but will not have a material impact on the financial condition, results of operations or liquidity.

Beginning January 1, 2009, changes to accounting for business combinations became effective. The new guidance established the acquisition method of accounting for all business combinations and required that an acquirer be identified for each business combination. The acquirer is required to recognize the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. The fair value established for loans includes any estimated losses; therefore, no allowance for loan losses is established at acquisition. The new guidance required that acquisition-related costs and restructuring costs be recognized as period expenses as incurred. BancShares adopted this change on January 1, 2009 and the acquisition method of accounting was applied for the acquisitions of TVB and VB by BancShares’ wholly-owned subsidiary First-Citizens Bank & Trust Company during 2009.

Companies must consider events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. For the financial statements and footnotes included in this Form 10-K, subsequent events have been considered through the date of this filing.

Beginning with the first annual reporting period after November 15, 2009, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with applicable consolidation guidance. If the evaluation results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. In addition, an enterprise is required to perform an analysis to determine whether the enterprise’s variable interest give it a controlling financial interest in a variable interest entity. This change is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets and variable interest entities. In 2005, FCB securitized and sold approximately $250 million of HELOC loans through the use of a QSPE. This QSPE was determined to be a variable interest entity (VIE) for which FCB is obligated to derecognize the financial assets of and reflect on the consolidated financial statements. This consolidation will become effective in the first quarter of 2010 and will result in an increase in loans and debt in an amount equal to the fair value of the instrument at time of consolidation. The balance of these loans as of December 31, 2009 is $97.3 million. The debt has a balance of $85.8 million as of December 31, 2009.

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

Controls and Procedures

BancShares’ management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of BancShares’ disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, BancShares’ disclosure controls and procedures were effective to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in the reports it files under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting is included on page 49 of this Report. The report of BancShares’ independent registered public accounting firm regarding BancShares’ internal control over financial reporting is included on page 50 of this Report.

Changes in Internal Control over Financial Reporting

We acquired TVB and VB in July 2009 and September 2009, respectively. Since the date of acquisitions, we have been focusing on analyzing, evaluating and implementing changes in the respective bank’s procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. As permitted by guidance issued by the staff of the U.S. Securities and Exchange Commission, TVB and VB have been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above with respect to TVB and VB. Changes to processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of TVB and VB are expected as the integration of these operations proceeds.

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

Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, integration of banks, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions that affect our loan portfolio, the abilities of our borrowers to repay their loans, the values of real estate and other loan collateral, and other developments or changes in our business that we do not expect.

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

As permitted by guidance provided by the staff of the U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2009 has excluded Temecula Valley Bank (TVB) and Venture Bank (VB), which were acquired in July 2009 and September 2009, respectively. TVB and VB constituted 2.5 percent and 1.1 percent of consolidated revenue (total interest income and total noninterest income, excluding the related gains on acquisitions) for the year ended December 31, 2009, respectively, and 5.2 percent and 3.4 percent of consolidated total assets as of December 31, 2009, respectively.

BancShares’ management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2009, the company’s internal control over financial reporting is effective based on those criteria.

BancShares’ independent registered public accounting firm has issued an audit report on the company’s internal control over financial reporting. This report appears on page 53.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

First Citizens BancShares, Inc.

We have audited First Citizens BancShares, Inc. and subsidiaries’ (BancShares) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. BancShares’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on BancShares’ internal control over financial reporting based on our audit.

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

As described in Management’s Annual Report on Internal Controls Over Financial Reporting, management has excluded Temecula Valley Bank (TVB) and Venture Bank (VB) from its assessment of internal controls over financial reporting as of December 31, 2009 because they were acquired by the Company in July 2009 and September 2009, respectively. We have also excluded TVB and VB from the scope of our audit of internal control over financial reporting. TVB and VB were acquired by First-Citizens Bank & Trust Company, a wholly-owned subsidiary of BancShares. TVB and VB constituted 2.5% and 1.1% of consolidated revenue (total interest income and total noninterest income, excluding the related gains on acquisitions) for the year ended December 31, 2009, respectively, and 5.2% and 3.4% of consolidated total assets as of December 31, 2009, respectively.

In our opinion, BancShares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of BancShares as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010, expressed an unqualified opinion on those consolidated financial statements. Our report refers to the fact that effective January 1, 2009, the Company changed its method of accounting and reporting for business combinations as a result of adopting new accounting guidance.

Charlotte, North Carolina

March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

First Citizens BancShares, Inc.

We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and subsidiaries (BancShares) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of BancShares’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancShares as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, effective January 1, 2009, the Company changed its method of accounting and reporting for business combinations as a result of adopting new accounting guidance.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BancShares’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2010, expressed an unqualified opinion on the effectiveness of BancShares’ internal control over financial reporting. Our report on internal control over financial reporting refers to the fact that we excluded from the scope of our audit of internal control over financial reporting Temecula Valley Bank and Venture Bank, which were acquired by the Company in July 2009 and September 2009, respectively.

Charlotte, North Carolina

March 1, 2010

Consolidated Balance Sheets

First Citizens BancShares, Inc. and Subsidiaries

	December 31
	2009	2008
	(thousands, except share data)
ASSETS
Cash and due from banks	$480,242	$593,375
Overnight investments	723,260	174,616
Investment securities available for sale (cost of $2,893,393 in 2009 and $3,144,639 in 2008)	2,929,162	3,219,321
Investment securities held to maturity (fair value of $3,834 in 2009 and $6,110 in 2008)	3,603	5,873
Loans held for sale	67,381	69,399
Loans and leases:
Covered under FDIC loss share agreements	1,173,020	—
Not covered under FDIC loss share agreements	11,644,999	11,649,886
Less allowance for loan and lease losses	172,282	157,569

Net loans and leases	12,645,737	11,492,317
Premises and equipment	837,082	798,909
Other real estate owned:
Covered under FDIC loss share agreements	93,774	—
Not covered under FDIC loss share agreements	40,607	29,956
Income earned not collected	60,684	72,029
FDIC receivable for loss share agreements	249,842	—
Goodwill	102,625	102,625
Other intangible assets	6,361	3,810
Other assets	225,703	183,432

Total assets	$18,466,063	$16,745,662

LIABILITIES
Deposits:
Noninterest-bearing	$3,215,414	$2,652,898
Interest-bearing	12,122,153	11,060,865

Total deposits	15,337,567	13,713,763
Short-term borrowings	642,405	647,028
Long-term obligations	797,366	733,132
Other liabilities	129,610	208,364

Total liabilities	16,906,948	15,302,287
SHAREHOLDERS’ EQUITY
Common stock:
Class A—$1 par value (11,000,000 shares authorized; 8,756,778 shares issued for each period)	8,757	8,757
Class B—$1 par value (2,000,000 shares authorized; 1,677,675 shares issued for each period)	1,678	1,678
Surplus	143,766	143,766
Retained earnings	1,429,863	1,326,054
Accumulated other comprehensive loss	(24,949)	(36,880)

Total shareholders’ equity	1,559,115	1,443,375

Total liabilities and shareholders’ equity	$18,466,063	$16,745,662

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

First Citizens BancShares, Inc. and Subsidiaries

	Year Ended December 31
	2009	2008	2007
	(thousands, except share and per share data)
INTEREST INCOME
Loans and leases	$659,537	$681,849	$727,581
Investment securities:
U.S. Government	65,433	117,265	136,738
FNMA, GNMA and FHLMC mortgage-backed securities	4,812	4,311	4,248
Corporate bonds	6,283	—	—
State, county and municipal	278	209	220
Other	1,085	962	1,225

Total investment securities interest and dividend income	77,891	122,747	142,431
Overnight investments	731	8,755	32,169

Total interest income	738,159	813,351	902,181

INTEREST EXPENSE
Deposits	183,759	263,538	341,236
Short-term borrowings	4,882	17,502	55,126
Long-term obligations	39,003	33,905	27,352

Total interest expense	227,644	314,945	423,714

Net interest income	510,515	498,406	478,467
Provision for loan and lease losses	79,364	65,926	32,939

Net interest income after provision for loan and lease losses	431,151	432,480	445,528

NONINTEREST INCOME
Gain on acquisitions	104,434	—	—
Cardholder and merchant services	95,376	97,577	97,070
Service charges on deposit accounts	78,028	82,349	77,827
Wealth management services	46,071	48,198	49,305
Fees from processing services	37,053	35,585	32,531
Mortgage income	10,435	6,564	6,305
Insurance commissions	8,129	8,277	7,735
ATM income	6,856	7,003	6,515
Other service charges and fees	16,411	17,598	15,318
Securities gains (losses)	(511)	8,128	1,376
Other	7,318	2,205	3,363

Total noninterest income	409,600	313,484	297,345

NONINTEREST EXPENSE
Salaries and wages	264,342	259,250	243,871
Employee benefits	64,390	58,899	52,733
Occupancy expense	66,266	60,839	56,922
Equipment expense	60,310	57,715	56,404
FDIC deposit insurance expense	29,344	5,126	2,619
Foreclosure-related expenses	15,107	3,658	2,086
Other	157,893	160,873	160,684

Total noninterest expense	657,652	606,360	575,319

Income before income taxes	183,099	139,604	167,554
Income taxes	66,768	48,546	58,937

Net income	$116,331	$91,058	$108,617

PER SHARE INFORMATION
Net income per share	$11.15	$8.73	$10.41
Dividends per share	1.20	1.10	1.10
Average shares outstanding	10,434,453	10,434,453	10,434,453

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes In Shareholders’ Equity

First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands, except share and per share data)
Balance at December 31, 2006	$8,757	$1,678	$143,766	$1,148,372	$8,246	$1,310,819
Adjustment resulting from adoption of accounting guidance regarding uncertain tax positions	—	—	—	962	—	962
Comprehensive income:					—
Net income	—	—	—	108,617	—	108,617
Unrealized securities gains arising during period, net of $17,453 deferred tax	—	—	—	—	27,213	27,213
Less: reclassification adjustment for gains included in net income, net of $543 deferred tax	—	—	—	—	833	833

Unrealized securities gains, net of deferred taxes	—	—	—	—	26,380	26,380
Change in unrecognized loss on cash flow hedge, net of $1,406 deferred tax benefit	—	—	—	—	(2,155)	(2,155)
Change in pension asset, net of $5,190 deferred tax	—	—	—	—	8,063	8,063

Total comprehensive income						140,905
Cash dividends of $1.10 per share	—	—	—	(11,478)	—	(11,478)

Balance at December 31, 2007	8,757	1,678	143,766	1,246,473	40,534	1,441,208
Comprehensive income:
Net income	—	—	—	91,058	—	91,058
Unrealized securities gains arising during period, net of $7,753 deferred tax	—	—	—	—	12,182	12,182
Change in unrecognized loss on cash flow hedge, net of $2,098 deferred tax benefit	—	—	—	—	(3,216)	(3,216)
Change in pension obligation, net of $55,581 deferred tax benefit	—	—	—	—	(86,380)	(86,380)

Total comprehensive income						13,644

Cash dividends of $1.10 per share	—	—	—	(11,477)	—	(11,477)

Balance at December 31, 2008	8,757	1,678	143,766	1,326,054	(36,880)	1,443,375
Comprehensive income:
Net income	—	—	—	116,331	—	116,331
Unrealized securities losses arising during period, net of $15,365 deferred tax benefit	—	—	—	—	(23,961)	(23,961)
Change in unrecognized loss on cash flow hedge, net of $2,093 deferred tax benefit	—	—	—	—	3,208	3,208
Change in pension obligation, net of $21,019 deferred tax	—	—	—	—	32,684	32,684

Total comprehensive income						128,262

Cash dividends of $1.20 per share	—	—	—	(12,522)		(12,522)

Balance at December 31, 2009	$8,757	$1,678	$143,766	$1,429,863	$(24,949)	$1,559,115

At December 31, 2008, Accumulated Other Comprehensive Income includes $45,391 in unrealized gains on investment securities available for sale, pension obligation of $75,815 and an unrealized loss of $6,456 on a cash flow hedge. At December 31, 2009, Accumulated Other Comprehensive Income includes $21,430 in unrealized gains on investment securities available for sale, pension obligation of $43,131 resulting from the funded status of the defined benefit plan and an unrealized loss of $3,248 on cash flow hedges.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	For the year ended December 31
	2009	2008	2007
	(thousands)
OPERATING ACTIVITIES
Net income	$116,331	$91,058	$108,617
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	1,940	2,048	2,142
Provision for loan and lease losses	79,364	65,926	32,939
Deferred tax (benefit) expense	35,772	(8,381)	1,597
Change in current taxes payable	(4,426)	(2,673)	497
Depreciation	57,724	53,945	51,822
Change in accrued interest payable	(13,042)	(11,365)	(1,091)
Change in income earned not collected	17,083	7,314	(7,781)
Gain on acquisitions	(104,434)	—	—
Securities losses (gains)	511	(8,128)	(1,376)
Origination of loans held for sale	(751,154)	(475,874)	(509,655)
Proceeds from sale of loans	761,973	488,158	513,706
Gain on sale of loans	(8,801)	(5,862)	(5,482)
Proceeds from sale of other real estate	10,763	15,116	4,582
Loss (gain) on other real estate	15,107	912	(575)
Loss on premises and equipment, net	—	—	1,886
Net amortization of premiums and discounts	43,246	9,702	(4,175)
Change in FDIC receivable for loss share agreement	(4,142)	—	—
Net change in other assets	(46,391)	(6,065)	(32,422)
Net change in other liabilities	(28,585)	11,391	7,164

Net cash provided by operating activities	178,839	227,222	162,395

INVESTING ACTIVITIES
Net change in loans outstanding	49,677	(851,848)	(717,401)
Purchases of investment securities held to maturity	(73)	—	—
Purchases of investment securities available for sale	(1,462,593)	(1,748,963)	(1,661,277)
Proceeds from maturities of investment securities held to maturity	2,343	1,727	211,816
Proceeds from maturities of investment securities available for sale	1,567,326	1,714,337	1,480,591
Proceeds from sales of investment securities	151,559	16,456	1,392
Net change in overnight investments	(417,372)	91,593	82,388
Dispositions of premises and equipment	—	—	2,164
Additions to premises and equipment	(95,877)	(95,160)	(106,482)
Net cash received from acquisitions	51,381	—	—

Net cash used by investing activities	(153,629)	(871,858)	(706,809)

FINANCING ACTIVITIES
Net change in time deposits	(1,102,587)	37,895	341,399
Net change in demand and other interest-bearing deposits	1,051,869	747,324	(156,179)
Net change in short-term borrowings	(83,719)	(659,519)	154,440
Origination of long-term obligations	8,616	330,000	180
Redemption of long-term obligations	—	—	(1,144)
Cash dividends paid	(12,522)	(11,477)	(11,478)

Net cash provided (used) by financing activities	(138,343)	444,223	327,218

Change in cash and due from banks	(113,133)	(200,413)	(217,196)
Cash and due from banks at beginning of period	593,375	$793,788	$1,010,984

Cash and due from banks at end of period	$480,242	$593,375	$793,788

CASH PAYMENTS FOR:
Interest	$240,686	$326,310	$424,805
Income taxes	20,640	69,506	57,765

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities (losses) gains	$(39,326)	$19,935	$43,290
Unrealized gain (loss) on cash flow hedges	(5,301)	(5,314)	(3,561)
Prepaid pension benefit (pension liability)	53,703	(141,961)	13,253
Transfers of loans to other real estate	67,380	44,714	4,779
Acquisitions:
Assets acquired	1,924,179	—	—
Liabilities assumed	1,819,745	—	—
Net assets acquired	104,434	—	—

See accompanying Notes to Consolidated Financial Statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

First Citizens BancShares, Inc. (BancShares) is a financial holding company with two banking subsidiaries: First-Citizens Bank & Trust Company, headquartered in Raleigh, North Carolina (FCB), which operates branches in North Carolina, Virginia, West Virginia, Maryland, Tennessee, California, Washington and Washington, DC; and IronStone Bank (ISB), a federally-chartered thrift institution with branch offices in Florida, Georgia, Texas, Arizona, California, New Mexico, Colorado, Oregon, Washington, Missouri, Oklahoma and Kansas.

FCB and ISB offer full-service banking services designed to meet the needs of retail and commercial customers in the markets in which they operate. The services offered include transaction and savings deposit accounts, commercial and consumer lending, trust, asset management and broker-dealer services, insurance services and other activities incidental to commercial banking.

BancShares is also the parent company of Neuse, Incorporated, which owns some of the real property from which ISB operates its branches and also owns certain ISB generated other real estate.

FCB has other subsidiaries that support its full-service banking operation. First Citizens Investor Services (FCIS) is a registered broker-dealer in securities that provides investment services, including sales of annuities and third party mutual funds. Neuse Financial Services, Inc. is a title insurance agency.

During 2009, IronStone Securities, a registered broker-dealer in securities that was a subsidiary of FCB, discontinued its operations and was merged into FCIS. On January 1, 2007, American Guaranty Insurance Company, a property and casualty insurance company, and Triangle Life Insurance Company, a credit life and credit accident and health insurance company were sold to an unrelated party.

The accounting and reporting policies of BancShares and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (US GAAP) and, with regard to the banking subsidiaries, conform to general industry practices. The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by BancShares in the preparation of its consolidated financial statements are:

•	Determination of the allowance for loan and lease losses

•	Pension plan assumptions

•	Income taxes

•	Determination of fair values of acquired assets and assumed liabilities

•	Loss estimates related to loans and other real estate acquired which are covered under loss share agreements with the FDIC

•	Goodwill and other intangible assets

•	Valuation of other real estate

Intercompany accounts and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform to statement presentations for 2009. However, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

Effective January 1, 2009, FCB adopted new US GAAP which requires the acquisition method of accounting, formerly referred to as the purchase method, be used for all business combinations. An acquirer must be identified for

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

each business combination, and the acquisition date is the date the acquirer achieves control. US GAAP requires the acquirer to recognize the fair value of assets acquired, liabilities assumed and any controlling interest in the acquiree at the acquisition date as well as recognize goodwill or a gain from a bargain purchase if appropriate. In addition, acquisition-related costs and restructuring costs are recognized as period expenses as incurred.

BancShares’ wholly-owned subsidiary FCB acquired Temecula Valley Bank (TVB) headquartered in Temecula, California on July 17, 2009 and Venture Bank (VB) headquartered in Lacey, Washington on September 11, 2009. The acquisitions of TVB and VB were completed in accordance with US GAAP, and the acquisition method of accounting was applied for both acquisitions. Additional information on these two acquisitions is disclosed in Note B.

Investment Securities

Investment securities available for sale are carried at their fair value with unrealized gains and losses, net of deferred income taxes, recorded as a component of other comprehensive income within shareholders’ equity. Gains and losses realized from the sales of securities available for sale are determined by specific identification and are included in noninterest income. As of December 31, 2009, there was no intent to sell any of the securities classified as available for sale. Furthermore, it is not likely that BancShares will have to sell any such securities before a recovery of the carrying value.

BancShares has the ability and the positive intent to hold investment securities held to maturity until the scheduled maturity date. These securities are stated at cost adjusted for amortization of premium and accretion of discount. Accreted discounts and amortized premiums are included in interest income on an effective yield basis.

At December 31, 2009 and 2008, BancShares had no investment securities held for trading purposes.

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

Acquired loans are recorded at fair value at the date of acquisition. Fair value estimates for loans acquired from TVB and VB were based on various factors including appraisals and estimated collateral values, expected cash flows and statistically derived loss factors.

Receivable from FDIC for Loss Share Agreements

Under loss share agreements with the FDIC, FCB is entitled to recover 80 percent of losses incurred below a stated threshold and 95 percent of losses incurred that exceed the stated threshold. FCB does not expect that losses will exceed the stated threshold. Therefore, FCB recorded a receivable from the FDIC equal to 80 percent of the estimated net losses on the covered loans and other real estate acquired from TVB and VB in excess of any applicable first loss tranche. The receivable was recorded at the present value of the estimated cash flows at the date of the respective acquisition and will be reviewed and updated prospectively as loss estimates related to loans covered under loss share agreements with the FDIC (Covered Loans), and other real estate owned change. Changes to the FDIC receivable are classified in noninterest income.

Covered Loans are reported in loans exclusive of the expected reimbursement from the FDIC. Subsequent decreases in the amount expected to be collected result in a provision for loan and lease losses, an increase in the allowance for loan

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

and lease losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously-recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded. Interest is accrued daily on the outstanding principal balances. Accretable yields related to certain fair value adjustments are accreted into income over the estimated lives of the loans on a level yield basis when the timing and amount of the cash flows can be estimated.

When the fair values of Covered Loans were established, certain loans were identified as impaired. The designation of impaired or nonimpaired affects the ability to accrete discounts or amortize premiums into earnings over the loan’s life. Due to uncertainty regarding the timing of future cash flows, no accretable yield was recorded during 2009 for loans that were deemed to be impaired at acquisition.

Loan Fees

Fees collected and certain costs incurred related to loan originations are deferred and amortized as an adjustment to interest income over the life of the related loans using a method that approximates a constant yield.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (ALLL) represents management’s estimate of probable credit losses within the loan and lease portfolio. Adjustments to the ALLL are established by charges to the provision for loan and lease losses net of any recoveries under the loss share agreements. To determine the appropriate amount of the ALLL, management evaluates the risk characteristics of the loan and lease portfolio and considers such factors as the financial condition of the borrower, fair value of collateral and other items that, in management’s opinion, deserve current recognition in estimating credit losses. Management considers the established ALLL adequate to absorb probable losses that relate to loans and leases outstanding as of December 31, 2009.

For loans covered under loss share agreements, subsequent decreases to the expected cash flows will generally result in additional ALLL. Subsequent increases in expected cash flows will result in a reversal of ALLL to the extent of prior ALLL recognition.

Future adjustments to the ALLL may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares’ ALLL. Such agencies may require the recognition of adjustments to the ALLL based on their judgments of information available to them at the time of their examination.

Nonaccrual Loans, Impaired Loans and Restructured Loans

Accrual of interest on certain residential mortgage loans is discontinued when the loan is more than three payments past due. Accrual of interest on other loans and leases is discontinued when management deems that collection of additional principal or interest is doubtful. Residential mortgage loans return to an accrual status when the loan balance is less than three payments past due. Other loans and leases are returned to an accrual status when both principal and interest are current and the loan is determined to be performing in accordance with the applicable terms.

Management considers a loan to be impaired when based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. Impaired loans are valued by either the discounted expected cash flow method using the loan’s original effective interest rate or the collateral value. When the ultimate collectibility of an impaired loan’s principal is doubtful, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone.

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

Acquired loans that are identified as impaired at the date of acquisition are recorded at fair values net of a nonaccretable difference and, if appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is reflected as a reduction in the carrying amount of acquired loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges, with any remaining amounts reclassified from nonaccretable to accretable with a positive impact on the accretable yield. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Due to an inability to estimate the timing of future cash flows, BancShares was unable to make such an estimate for impaired loans acquired during 2009.

Restructured loans are loans that have been modified due to deterioration in the borrower’s financial condition, resulting in more favorable terms for the borrower. Accrual of interest is continued for restructured loans when the borrower was performing prior to the restructuring and there is reasonable assurance of repayment and continued performance under the modified terms.

Other Real Estate Owned

Other real estate owned (OREO) is valued at the lower of the loan balance at the time of foreclosure or estimated fair value net of selling costs. Once acquired, OREO is periodically reviewed to ensure that the fair value of the property supports the carrying value, with writedowns recorded when necessary. Gains and losses resulting from the sale or writedown of OREO and income and expenses related to its operation are recorded in other noninterest expense.

Under loss share agreements with the FDIC, a receivable is recorded equal to 80 percent of the estimated losses in OREO acquired from TVB and VB. The receivable is recorded at the present value of estimated cash flows at the date of the respective acquisition and will be reviewed and updated prospectively as loss estimates related to OREO through foreclosure change. For OREO covered under loss share agreements, subsequent decreases to the expected cash flows will generally result in writedowns of the asset’s carrying value and recognition of foreclosure-related expense.

Acquired OREO is valued based upon pending sales contracts and appraisal values, adjusted for current market conditions. OREO covered under loss share agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC. Subsequent adjustments to the estimated recoverable value of covered OREO result in a reduction of covered OREO, a charge to other expense, and an increase in the FDIC receivable for the estimated amount to be reimbursed, with a corresponding amount recorded as other noninterest income.

Other Assets

Other assets includes investments in the Federal Home Loan Banks of Atlanta, San Francisco and Seattle (FHLBs or FHLB). The FHLBs require member banks to purchase stock as a condition of membership and other criteria including the amount of advances. FHLB stock is generally redeemable based on guidelines established by the issuing bank. The investments in FHLB stock are reported at their redemption value.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed by the straight-line method and are expensed over the estimated useful lives of the assets, which range from 25 to 40 years for premises and 3 to 10 years for furniture, software and equipment. Leasehold improvements are amortized over the terms of the respective leases or the useful lives of the improvements, whichever is shorter. Gains and losses on dispositions are recorded in other expense. Maintenance and repairs are charged to occupancy expense or equipment expense as incurred.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is tested at least annually for impairment using a two-step process. The first step requires estimation of each reporting unit’s fair value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, further analysis is required to determine whether an impairment charge must be recorded and, if so, the amount of such charge.

Other intangible assets with estimable lives are amortized over their estimated useful lives, which are periodically reviewed for reasonableness. As a result of the acquisitions of TVB and VB in 2009, identifiable intangible assets were recorded representing the estimated value of the core deposits assumed. These identifiable intangible assets are being amortized on an accelerated basis over their estimated life.

Fair Values

On January 1, 2008, BancShares adopted changes to US GAAP that affect fair value measurements. The changes to US GAAP include a definition of fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, BancShares considers the principal or most advantageous market in which those assets or liabilities are sold and considers assumptions that market participants would use when pricing those assets or liabilities.

Under the new accounting guidance, individual fair value estimates are ranked on a three-tier scale based on the relative reliability of the inputs used in the valuation. Fair values determined using Level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined based on Level 2 inputs, which exist when observable data exists for similar assets and liabilities. Fair values for assets and liabilities that are not actively traded in observable markets are based on Level 3 inputs, which are considered to be unobservable.

The changes to US GAAP that became effective on January 1, 2008 allowed financial statement issuers to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. BancShares did not elect to report any assets and liabilities at fair value. The adoption of the new fair value accounting standards had no impact on the financial condition, results of operations or liquidity.

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

Derivative Financial Instruments

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest rate swaps, caps, floors, collars, options or other financial instruments designed to hedge exposures to interest rate risk or for speculative purposes.

BancShares uses interest rate swaps for interest rate risk management purposes. During 2006 and 2009, BancShares entered into interest rate swaps that qualify as cash flow hedges under US GAAP. These interest rate swaps convert variable-rate exposure on outstanding debt to a fixed rate. The hedges are valued each quarter, and changes in the fair values are recorded on the consolidated balance sheet with an offset to other comprehensive income for the effective portion and an offset to the consolidated statements of income for any ineffective portion. The assessment of effectiveness is performed using the long-haul method. BancShares’ interest rate swaps have been fully effective since inception; therefore, changes in the fair value of the interest rate swaps have had no impact on net income. BancShares also performs a quarterly analysis of counterparty credit risk for the interest rate swaps. There are no speculative derivative financial instruments in any period.

Per Share Data

Net income per share has been computed by dividing net income by the average number of both classes of common shares outstanding during each period. The average number of shares outstanding for 2009, 2008 and 2007 was 10,434,453. BancShares had no potential common stock outstanding in any period.

Cash dividends per share apply to both Class A and Class B common stock. Shares of Class A common stock carry one vote per share, while shares of Class B common stock carry 16 votes per share.

Current Accounting Matters

Effective for fiscal years ending after December 15, 2009, the FASB modified US GAAP to require disclosures about the fair value of each major category of plan assets in a postretirement plan. Additional detail is required for equity securities and investment funds. In addition, the level within the fair value hierarchy (level 1, level 2 or level 3) each major category of plan assets falls as well as a reconciliation of beginning and ending balances of plan assets measured using significant level 3 inputs must be disclosed. BancShares implemented the new requirements and the enhanced disclosures are included in Note K of these consolidated financial statements.

In March 2008, the FASB issued new guidance on disclosures concerning derivative instruments and hedging activities that require enhanced disclosure about how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect the balance sheet, income statement and statement of cash flows. The new guidance was effective for BancShares on January 1, 2009 and resulted in expanded disclosures, but no material impact on financial condition, results of operations or liquidity.

Beginning January 1, 2009, changes to accounting for business combinations became effective. The new guidance established the acquisition method of accounting for all business combinations and required that an acquirer be identified for each business combination. The acquirer is required to recognize the fair value of assets acquired, liabilities assumed,

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

and any noncontrolling interest in the acquiree at the acquisition date in addition to potentially recognizing either goodwill or a gain from a bargain purchase. Prior to these changes, any excess of the fair value of net assets acquired over consideration paid was considered “negative goodwill” and was first allocated as a reduction to long-lived assets acquired, with any remaining balance recorded as a bargain purchase gain. The fair value established for loans includes any estimated losses; therefore, no allowance for loan losses is established at acquisition. The new guidance required that acquisition-related costs and restructuring costs be recognized as period expenses as incurred. BancShares adopted this change on January 1, 2009 and the acquisition method of accounting was applied for the acquisitions of TVB and VB by FCB during 2009.

Companies must consider events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. For the financial statements and footnotes included in this Form 10-K, subsequent events occurring prior to the date of the filing of these consolidated financial statements have been considered.

Beginning with the first annual reporting period after November 15, 2009, the concept of a qualifying special-purpose entity (QSPE) is no longer relevant for accounting purposes. Therefore, QSPEs identified under previous accounting standards must be evaluated for potential consolidation in accordance with applicable consolidation guidance. If the evaluation determines that consolidation is appropriate, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. In addition, issuers are required to perform an analysis to determine whether its variable interest gives it a controlling financial interest in a variable interest entity (VIE). This change is intended to improve the relevance, representational faithfulness, and comparability of the information that an issuer provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets and VIEs. In 2005, FCB securitized and sold approximately $250,000 of revolving mortgage loans through the use of a QSPE. The analysis of this QSPE under the new accounting guidance determined that the financial assets of the VIE should be included in the consolidated financial statements. This consolidation will become effective in the first quarter of 2010 and will result in an increase in loans and debt in an amount equal to the fair value of the instrument at time of consolidation. The balance of these loans and the corresponding debt obligation as of December 31, 2009 is $97,291 and $85,849, respectively.

NOTE B: ACQUISITIONS

On July 17, 2009, FCB purchased substantially all the assets and assumed substantially all the liabilities of TVB from the FDIC, as Receiver of TVB in order to expand BancShares’ banking presence in California. TVB operated 11 commercial banking branches primarily within the San Diego, CA area and the Temecula Valley area east of San Diego. The FDIC took TVB under receivership upon its closure by the California Department of Financial Institutions. FCB’s bid to purchase TVB included the purchase of substantially all TVB’s assets at a discount of $135,000 in exchange for assuming certain TVB deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by FCB. FCB and the FDIC entered into loss share agreements regarding future losses incurred on loans and OREO existing at the acquisition date. Under the terms of the loss share agreements, there is no reimbursement by the FDIC until net losses reach $193,262. The FDIC will reimburse FCB for 80 percent of net losses incurred between $193,262 and $464,000, and 95 percent of net losses exceeding $464,000. The term for loss share on residential real estate loans is ten years, while the term for loss share on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss share agreements with the FDIC, FCB recorded a receivable of $103,508 at the time of acquisition. FCB has identified $77,700 in net losses incurred between the acquisition date and December 31, 2009 that will be submitted to the FDIC under the loss share agreements.

On September 11, 2009, FCB purchased substantially all the assets and assumed substantially all the liabilities of VB from the FDIC, as Receiver of VB. VB operated 18 commercial banking branches in the Seattle/Olympia, Washington vicinity. The FDIC took VB under receivership upon its closure by the Washington Department of Financial Institutions. FCB’s bid to purchase VB included the purchase of substantially all VB’s assets at a discount of $110,000 in exchange for

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

assuming certain VB deposits and certain other liabilities. The FDIC paid FCB $19,406 in additional cash consideration at closing. FCB and the FDIC entered into loss share agreements regarding future losses incurred on loans and OREO existing at the acquisition date. Under the terms of the loss share agreements, the FDIC will reimburse FCB for 80 percent of net losses incurred up to $235,000, and 95 percent of net losses exceeding $235,000. The term for loss share on residential real estate loans is ten years, while the term for loss share on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss share agreements with the FDIC, FCB recorded a receivable of $142,143 at the time of acquisition. FCB has identified $25,122 in net losses incurred between the acquisition date and December 31, 2009 that will be submitted to the FDIC under loss share agreements and subject to reimbursement at 80 percent of the loss amount.

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

As of December 31, 2009, noninterest income includes a bargain purchase gain of $104,434 that resulted from the acquisitions. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. The initial gain of $104,970 was adjusted by $536 as a result of information received after the acquisition date that changed the fair value of loans, OREO, FDIC receivable for loss share agreements and investment securities as of the acquisition date.

The following tables present the assets acquired and liabilities assumed, as recorded by TVB and VB on the acquisition dates and as adjusted for purchase accounting adjustments.

	July 17, 2009
	As recorded by TVB	Fair value adjustments		As recorded by FCB
Assets
Cash and due from banks	$19,299	$—		$19,299
Overnight investments	27,040	—		27,040
Investment securities	20,931	—		20,931
Loans and leases	1,193,586	(338,003)	a	855,583
Other real estate owned	66,117	(8,414)	b	57,703
FDIC receivable for loss share agreements	—	103,558	c	103,558
SBA servicing asset	5,783	—		5,783
Other assets	21,828	(2,133)	d	19,695

Total assets	$1,354,584	$(244,992)		$1,109,592

Liabilities
Deposits:
Noninterest-bearing	$147,786	$—		$147,786
Interest-bearing	817,645	—		817,645

Total deposits	965,431	—		965,431
Short-term borrowings	78,542	554	e	79,096
Other liabilities	4,749	3,928	g	8,677

Total liabilities	1,048,722	4,482		1,053,204

Excess of assets acquired over liabilities assumed	$305,862

Aggregate fair value adjustments		$(249,474)

Gain on acquisition of TVB				$56,388

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

	September 11, 2009
	As recorded by VB	Fair value adjustments		As recorded by FCB
Assets
Cash and due from banks	$12,676	$—		$12,676
Overnight investments	104,232	—		104,232
Investment securities	27,193	679		27,872
Loans and leases	639,335	(182,340)	a	456,995
Other real estate owned	51,862	(7,473)	b	44,389
FDIC receivable for loss share agreements	—	138,963	c	138,963
Other assets	8,005	2,049	d	10,054

Total assets	$843,303	$(48,122)		$795,181

Liabilities
Deposits:
Noninterest-bearing	$305,317	$—		$305,317
Interest-bearing	403,774	—		403,774

Total deposits	709,091	—		709,091
Long-term obligations	50,078	5,540	f	55,618
Other liabilities	1,379	453	g	1,832

Total liabilities	760,548	5,993		766,541

Net assets acquired	$82,755	$(54,115)		$28,640

Excess of assets acquired over liabilities assumed	$82,755

Aggregate fair value adjustments		$(54,115)

Cash received from the FDIC				$19,406
Gain on acquisition of VB				$48,046

Explanation of fair value adjustments

a—Adjustment reflects the fair value adjustments based on FCB’s evaluation of the acquired loan portfolio.

b—Adjustment reflects the estimated OREO losses based on FCB’s evaluation of the acquired OREO portfolio.

c—Adjustment reflects the estimated fair value of payments FCB will receive from the FDIC under the loss share agreements.

d—Adjustment reflects amount needed to adjust the carrying value of other assets to estimated fair value.

e—Adjustment arises since the rates on short-term borrowings are higher than rates available on similar borrowings as of the acquisition date.

f—Adjustment arises since the rates on long-term obligations are higher than rates available on similar borrowings as of the acquisition date.

g—Adjustment reflects amount needed to adjust the carrying value of other liabilities to estimated fair value.

Total revenues for 2009 increased by $26,075 due to the TVB transaction and $11,138 due to the VB transaction. BancShares does not track post-acquisition earnings for TVB and VB on a stand-alone basis. Due to the significant impact of fair value adjustments and the FDIC loss share agreements, historical results of TVB and VB are not relevant to BancShares’ operating results. Therefore, no pro forma information is presented.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

On January 29, 2010, FCB entered into an agreement with the FDIC to purchase substantially all the assets and assume the majority of the liabilities of First Regional Bank (First Regional) of Los Angeles, California at a discount of $299,400, with no deposit premium paid. The FDIC serves as Receiver of the institution. The Purchase and Assumption Agreement with the FDIC includes loss share agreements on the loans and other real estate purchased by FCB which provides protection against losses to FCB. Under the terms of the loss share agreements, the FDIC will reimburse FCB for 80 percent of net losses incurred above the first loss tranche, estimated at $41,817, up to the stated threshold of $1,017,000, and 95 percent of net losses exceeding this stated threshold.

First Regional operated in Southern California in eight branch locations in Century City, Irvine, Torrance, Los Angeles, Glendale, Santa Monica, Encino and Westlake Village; two loan production offices in Anaheim and Los Angeles; a merchant services department in Agoura Hills; and a trust and investment division.

The acquisition of First Regional is being accounted for under the acquisition method of accounting. The unaudited statement of assets and liabilities is presented in the following table. These amounts are based on the FDIC settlement statement and do not include adjustments to reflect the assets and liabilities at their fair value at date of acquisition. The calculations to determine fair values were incomplete at the time of filing of this Form 10-K.

As recorded by First Regional Bank December 31, 2009 (unaudited)
Assets
Cash and due from banks	$37,509
Investment securities	3,250
Loans and leases	1,859,924
Other real estate owned	61,488
Income earned not collected	6,048
Other assets	23,781

Total assets	$1,992,000

Liabilities
Deposits:
Noninterest-bearing	$384,467
Interest-bearing	896,998

Total deposits	1,281,465
Short-term borrowings	361,896
Other liabilities	7,421

Total liabilities	1,650,782

Excess of assets over liabilities	$341,218

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

NOTE C—INVESTMENT SECURITIES

The aggregate values of investment securities at December 31 along with gains and losses determined on an individual security basis are as follows:

		Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
2009
	U.S. Government	$2,274,084	$14,005	$666	$2,287,423
	Corporate bonds	481,341	4,326	—	485,667
	FNMA, GNMA and FHLMC mortgage-backed securities	126,601	4,489	752	130,338
	State, county and municipal	7,053	35	275	6,813
	Equity securities	2,377	14,245	—	16,622
	Other	1,937	362	—	2,299

	Total investment securities available for sale	$2,893,393	$37,462	$1,693	$2,929,162

2008
	U.S. Government	$3,053,440	$60,004	$1,016	$3,112,428
	FNMA, GNMA and FHLMC mortgage-backed securities	81,109	1,966	123	82,952
	State, county and municipal	3,108	26	81	3,053
	Equity securities	3,291	12,365	195	15,461
	Other	3,691	1,736	—	5,427

	Total investment securities available for sale	$3,144,639	$76,097	$1,415	$3,219,321

Investment securities held to maturity
2009
	FNMA, GNMA and FHLMC mortgage-backed securities	$3,452	$230	$—	$3,682
	State, county and municipal	151	1	—	152

	Total investment securities held to maturity	$3,603	$231	$—	$3,834

2008
	U.S. Government	$4,282	$232	$27	$4,487
	FNMA, GNMA and FHLMC mortgage-backed securities				—
	State, county and municipal	1,591	32	—	1,623

	Total investment securities held to maturity	$5,873	$264	$27	$6,110

Corporate bonds are debt securities issued pursuant to the Temporary Liquidity Guarantee Program issued with the full faith and credit of the United States of America.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The following table provides maturity information for investment securities as of December 31. Callable securities are assumed to mature on their earliest call date.

	2009		2008
	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Maturing in:
One year or less	$1,544,063	$1,554,657	$1,350,796	$1,375,709
One through five years	1,226,202	1,233,604	1,705,774	1,739,791
Five through 10 years	1,943	2,201	789	791
Over 10 years	118,808	122,078	83,989	87,569
Equity securities	2,377	16,622	3,291	15,461

Total investment securities available for sale	$2,893,393	$2,929,162	$3,144,639	$3,219,321

Investment securities held to maturity
Maturing in:
One year or less	$—	$—	$151	$151
One through five years	151	152	—	—
Five through 10 years	3,306	3,497	5,557	5,761
Over 10 years	146	185	165	198

Total investment securities held to maturity	$3,603	$3,834	$5,873	$6,110

For each period presented, securities gains (losses) include the following:

	Year ended December 31,
	2009	2008	2007
Gross gains on sales of investment securities available for sale	$104	$8,390	$1,376
Other than temporary impairment losses on equity investments	(615)	(262)	—

Total securities gains (losses)	$(511)	$8,128	$1,376

During 2009, BancShares recorded $615 in other than temporary impairment losses on equity securities once it was determined that recovery of the original purchase price was unlikely. During 2008, following the completion of Visa Inc.’s initial public offering, FCB’s former member-bank investment was converted into 486,905 shares of Class B common stock. Immediately thereafter, 188,238 shares of Visa Inc. Class B common stock were redeemed resulting in a gain of $8,051. The remaining 298,667 shares of Class B common stock are restricted and are carried at a fair value of $0.

In conjunction with the securitization and sale of revolving mortgage loans during 2005, BancShares retained a residual interest in the securitized assets in the form of an interest-only strip, which is included within investment securities available for sale and is carried at its estimated fair value. Quoted market prices are not readily available for residual interests, so the fair value was estimated based on various factors that may have an impact on the fair value of the residual interests. The assumed discount rate was 10 percent; the assumed rate of credit losses was 10 basis points; the estimated weighted average loan life was 3.3 years. Based on the assumptions used, the estimated fair value of the retained residual interest equaled $11,586 at the date of the securitization. The carrying value of the residual interest was $1,287 at December 31, 2009, $5,427 at December 31, 2008 and $9,390 at December 31, 2007.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The following table provides information regarding securities with unrealized losses as of December 31:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
Investment securities available for sale:
U.S. Government	$250,600	$666	$—	$—	$250,600	$666
FNMA, GNMA and FHLMC mortgage-backed securities	25,608	621	2,434	131	28,042	752
State, county and municipal	5,476	271	439	4	5,915	275

Total	$281,684	$1,558	$2,873	$135	$284,557	$1,693

December 31, 2008
Investment securities available for sale:
U.S. Government	$50,016	$1,013	$6	$3	$50,022	$1,016
Equity securities	626	195	—	—	626	195
FNMA, GNMA and FHLMC mortgage-backed securities	270	2	4,948	121	5,218	123
State, county and municipal	267	9	364	72	631	81

Total	$51,179	$1,219	$5,318	$196	$56,497	$1,415

Investment securities held to maturity:
FNMA, GNMA and FHLMC mortgage-backed securities	$16	$—	$35	$27	$51	$27

Total	$16	$—	$35	$27	$51	$27

Investment securities with an aggregate fair value of $2,903 have had continuous unrealized losses for more than twelve months as of December 31, 2009. The aggregate amount of the unrealized losses among those 26 securities was $161 at December 31, 2009. These securities include FNMA, GNMA and FHLMC mortgage-backed and state, county and municipal securities. None of the unrealized losses identified as of December 31, 2009 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. At December 31, 2009, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities are deemed to be other than temporarily impaired.

Investment securities having an aggregate carrying value of $2,121,783 at December 31, 2009 and $1,883,365 at December 31, 2008, were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

NOTE D – LOANS AND LEASES

Loans and leases outstanding at December 31 include the following:

	2009	2008
Loans covered under loss share agreements	$1,173,020	$—
Loans and leases not covered under loss share agreements:
Real estate:
Construction and land development	622,354	778,315
Commercial mortgage	4,552,078	4,343,809
Residential mortgage	864,704	894,802
Revolving mortgage	2,147,223	1,911,852
Other mortgage	158,187	149,478

Total real estate loans	8,344,546	8,078,256
Commercial and industrial	1,832,670	1,885,358
Consumer	941,986	1,233,075
Lease financing	330,713	353,933
Other	195,084	99,264

Total loans and leases not covered under loss share agreements	11,644,999	11,649,886

Total loans and leases	$12,818,019	$11,649,886

	December 31, 2009
	Impaired at acquisition date	All other acquired loans	Total
Loans covered under loss share agreements:
Real estate:
Construction and land development	$22,700	$283,342	$306,042
Commercial mortgage	36,820	553,579	590,399
Residential mortgage	8,828	143,481	152,309
Other mortgage	331	21,307	21,638

Total real estate loans	68,679	1,001,709	1,070,388
Commercial and industrial	5,958	89,273	95,231
Consumer	255	4,259	4,514
Other	476	2,411	2,887

Total loans covered under loss share agreements	$75,368	$1,097,652	$1,173,020

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired loans impaired at acquisition date and all other acquired loans as of the acquisition dates are provided in the following tables:

TVB impaired at acquisition date:
Contractual principal payments receivable	$160,207
Non-accretable estimate of contractual principal payments not expected to be collected	93,547

Carrying value	$66,660

TVB all other acquired loans:
Contractual principal payments receivable	$1,033,379
Fair value discount on loans	244,456

Carrying value	$788,923

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

VB loans impaired at acquisition date:
Contractual principal payments receivable	$136,870
Non-accretable estimate of contractual principal payments not expected to be collected	103,905

Carrying value	$32,965

VB all other acquired loans:
Contractual principal payments receivable	$502,465
Fair value discount on loans	78,435

Carrying value	$424,030

Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired loans that were impaired at acquisition date and all other acquired loans as of December 31, 2009 are provided in the following table:

Impaired loans at acquisition date:
Contractual principal payments receivable	$200,310
Non-accretable estimate of contractual principal payments not expected to be collected	124,942

Carrying value	$75,368

All other acquired loans:
Contractual principal payments receivable	$1,418,375
Fair value discount on loans	320,723

Carrying value	$1,097,652

Income on acquired loans that are not impaired at acquisition date is recognized in the same manner as loans impaired at acquisition date. A portion of the fair value discount on acquired non-impaired loans has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining nonaccretable difference represents cash flows not expected to be collected.

The following table documents changes in the carrying value of acquired loans impaired at acquisition date during 2009:

Balance, December 31, 2008	$—
Fair value of acquired impaired loans	99,625
Reductions for repayments, foreclosures and decreases in fair value	(24,257)

Balance, December 31, 2009	$75,368

The following table provides information on impaired loans, exclusive of those noncovered loans evaluated collectively as a homogeneous group. For each period presented, all impaired loans were classified as nonaccrual.

	December 31, 2009	December 31, 2008
Impaired loans:
Covered under loss share agreements	$116,446	$—
Not covered under loss share agreements	50,797	38,882

Total	$167,243	$38,882

Allowances related to impaired loans	$9,611	$6,747
Noncovered impaired loans with no allowances	9,902	—

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

In conjunction with the securitization and sale of $256,232 of revolving mortgage loans during 2005, BancShares established a servicing asset that represented the estimated fair value of the right to service the loans that were securitized and sold. This asset is being amortized over the estimated servicing life. During 2009, BancShares acquired the right to service SBA loans that had previously been sold by TVB. The asset was recorded at its fair value and is being amortized over the estimated servicing life.

	2009	2008	2007
Carrying value of servicing asset at January 1	$417	$559	$936
Amortization expense recognized during the year	(1,648)	(142)	(187)
Impairment recognized during the year	—	—	(190)
Acquisition of SBA servicing asset	5,783	—	—

Carrying value of servicing asset at December 31	$4,552	$417	$559

At December 31, 2009, 25.1 percent of noncovered loans and leases were to customers in medical-related fields, compared to 23.5 percent at December 31, 2008. There were no foreign loans or loans to finance highly leveraged transactions during 2009 or 2008.

Substantially all noncovered loans and leases are to customers domiciled within BancShares’ principal market areas. The loans acquired during 2009 that are covered under loss share agreements include borrowers that are not within the principal market areas of the originating banks.

At December 31, 2009 noncovered loans totaling $3,579,503 were pledged to secure debt obligations, compared to $3,301,903 at December 31, 2008.

Nonperforming loans and other risk elements are summarized below:

	December 31,
	2009	2008
Nonaccrual loans and leases:
Covered under loss share agreements	$116,446	$—
Not covered under loss share agreements	58,417	39,361
Restructured loans:
Covered under loss share agreements	10,013	—
Not covered under loss share agreements	55,025	2,349

Nonperforming loans and leases	$239,901	$41,710

Loans and leases 90 days or more past due and still accruing (covered and noncovered)	$27,766	$22,459
Other real estate owned:
Covered under loss share agreements	$93,774	—
Not covered under loss share agreements	40,607	29,956

Interest income on covered and noncovered nonperforming loans that would have been recorded had these loans been performing was $4,172, $1,275 and $1,200 respectively, during 2009, 2008 and 2007. Interest income recognized on nonperforming loans was $3,746, $797 and $465 during the respective periods.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

In each period, BancShares originated much of its residential mortgage loan production through correspondent institutions. Loan sale activity for 2009, 2008 and 2007 is summarized below:

	2009	2008	2007
Loans held for sale at December 31	$67,381	$69,399	$75,822
For the year ended December 31:
Loans sold	753,172	482,296	508,224
Net gain (loss) on sale of loans	8,801	5,862	5,482

NOTE E—ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses is summarized as follows:

Balance at December 31, 2006	$132,004
Provision for loan and lease losses	32,939
Loans and leases charged-off	(32,690)
Loans and leases recovered	4,721

Net charge-offs	(27,969)

Balance at December 31, 2007	136,974

Provision for loan and lease losses	65,926
Loans and leases charged-off	(50,081)
Loans and leases recovered	4,750

Net charge-offs	(45,331)

Balance at December 31, 2008	157,569

Provision for loan and lease losses	79,364
Loans and leases charged-off	(69,354)
Loans and leases recovered	4,703

Net charge-offs	(64,651)

Balance at December 31, 2009	$172,282

The average recorded investment in impaired loans during the years ended December 31, 2009, 2008 and 2007 was $88,183, $30,920 and $10,844, respectively. For the years ended December 31, 2009, 2008 and 2007, BancShares recognized cash basis interest income on those impaired loans of $638, $619 and $391, respectively.

NOTE F—PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31 are summarized as follows:

	2009	2008
Land	$183,319	$177,446
Premises and leasehold improvements	740,397	704,766
Furniture and equipment	353,828	320,487

Total	1,277,544	1,202,699
Less accumulated depreciation and amortization	440,462	403,790

Total premises and equipment	$837,082	$798,909

There were no premises pledged to secure borrowings at December 31, 2009 and 2008.

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

Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2009:

Year Ending December 31:
2010	$15,812
2011	13,735
2012	11,521
2013	8,205
2014	6,583
Thereafter	54,798

Total minimum payments	$110,654

Total rent expense for all operating leases amounted to $19,922 in 2009, $19,096 in 2008 and $18,034 in 2007, net of rent income, which totaled $2,014, $1,524 and $1,930 during 2009, 2008 and 2007.

NOTE G—DEPOSITS

Deposits at December 31 are summarized as follows:

	2009	2008
Demand	$3,215,414	$2,652,898
Checking With Interest	1,740,758	1,489,496
Money market accounts	4,185,168	3,546,649
Savings	640,325	535,387
Time	5,555,902	5,489,333

Total deposits	$15,337,567	$13,713,763

Time deposits with a minimum denomination of $100 totaled $2,639,326 and $2,469,833 at December 31, 2009 and 2008, respectively.

At December 31, 2009 the scheduled maturities of time deposits were:

2010	$4,611,676
2011	683,989
2012	110,774
2013	63,260
2014	79,214
Thereafter	6,989

Total time deposits	$5,555,902

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

NOTE H—SHORT-TERM BORROWINGS

Short-term borrowings at December 31 are as follows:

	2009	2008
Master notes	$395,577	$472,573
Repurchase agreements	91,583	103,878
Notes payable to Federal Home Loan Banks	128,761	50,000
Federal funds purchased	12,551	10,551
Other	13,933	10,026

Total short-term borrowings	$642,405	$647,028

At December 31, 2009, BancShares and its subsidiaries had unused credit lines allowing access to overnight borrowings of up to $500,000 on an unsecured basis. Additionally, under borrowing arrangements with the Federal Home Loan Bank of Atlanta, the banking subsidiaries have access to an aggregate of $1,076,254 on a secured basis.

NOTE I—LONG-TERM OBLIGATIONS

Long-term obligations at December 31 include:

	2009	2008
Junior subordinated debenture at 8.05 percent maturing March 5, 2028	$154,640	$154,640
Junior subordinated debenture at 3-month LIBOR plus 1.75 percent maturing June 30, 2036	118,557	118,557
Subordinated notes payable at 5.125 percent maturing June 1, 2015	125,000	125,000
Obligations under capitalized leases extending to July 2026	14,282	4,762
Notes payable to Federal Home Loan Bank of Atlanta with rates ranging from 2.85 percent to 4.12 percent and maturities ranging from October 2010 to September 2018	330,000	330,000
Notes payable to the Federal Home Loan Bank of Seattle with rates ranging from 4.74 percent to 5.38 percent and maturities ranging from July 2012 to July 2017 (inclusive of unamortized premium of $4,721)	54,721	—
Note payable at 7.50 percent maturing on October 17, 2022	166	173

Total long-term obligations	$797,366	$733,132

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

The 2006 Preferred Securities and the 2006 Debenture were issued with a variable rate of 175 basis points above the 3-month LIBOR. BancShares has entered into interest rate swaps to synthetically convert the variable rate coupon on the securities to a fixed rate of 7.125 percent for a period ending June 30, 2011 and a fixed rate of 5.50 percent for the period from July 1, 2011 through June 30, 2016.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

FCB/NC Capital Trust I and FCB/NC Capital Trust III are grantor trusts established by BancShares for the purpose of issuing trust preferred capital securities, and BancShares owns 100 percent of the common capital securities of each of the trusts. BancShares’ obligations, taken collectively, constitute full and unconditional guarantees, on a subordinated basis, of the obligations of FCB/NC Capital Trust I and FCB/NC Capital Trust III under the 1998 Preferred Securities and the 2006 Preferred Securities issued by them.

The subordinated notes issued during 2005 are unsecured obligations of FCB and are junior to existing and future senior indebtedness and obligations to depositors and general or secured creditors.

Notes payable to the Federal Home Loan Banks of Atlanta and Seattle are secured by investment securities, FHLB stock and loans and may be subject to prepayment penalties.

Long-term obligations maturing in each of the five years subsequent to December 31, 2009 include:

2010	$60,620
2011	30,798
2012	67,300
2013	55,946
2014	748
Thereafter	581,954

Total long-term obligations	$797,366

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

Because no market exists for many financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. For those financial instruments with a fixed interest rate, an analysis of the related cash flows was the basis for estimating fair values. The expected cash flows were then discounted to the valuation date using an appropriate discount rate. The discount rates used represent the rates under which similar transactions would be currently negotiated. For financial instruments with fixed and variable rates, fair value estimates also consider the impact of liquidity discounts appropriate as of the measurement date.

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and due from banks	$480,242	$480,242	$593,375	$593,375
Overnight investments	723,260	723,260	174,616	174,616
Investment securities available for sale	2,929,162	2,929,162	3,219,321	3,219,321
Investment securities held to maturity	3,603	3,834	5,873	6,110
Loans held for sale	67,381	67,381	69,399	69,399
Loans covered under loss share agreements, net of allowance for loan and lease losses	1,169,520	1,169,520	—	—
Loans and leases not covered under loss share agreements, net of allowance for loan and lease losses	11,476,217	11,060,532	11,492,317	12,001,307
FDIC receivable for loss share agreements	249,842	249,842	—	—
Income earned not collected	60,684	60,684	72,029	72,029
Stock issued by:
Federal Home Loan Bank of Atlanta	47,361	47,361	46,456	46,456
Federal Home Loan Bank of San Francisco	5,592	5,592	—	—
Federal Home Loan Bank of Seattle	4,490	4,490	—	—
SBA servicing asset			—	—
Deposits	15,337,567	15,396,423	13,713,763	13,810,690
Short-term borrowings	642,405	642,405	647,028	647,028
Long-term obligations	797,366	788,004	733,132	735,098
Accrued interest payable	37,881	37,881	50,923	50,923

At December 31, 2009 and 2008, other assets includes $57,443 and $46,456 of stock issued by various Federal Home Loan Banks (FHLB). The FHLB stock is redeemable only through the issuer based on each FHLB’s ability to redeem its stock and other redemption practices. The FHLB stock is carried at its par value. Investments in FHLB stock are considered long-term investments, and fair value is based on the ultimate recoverability of par value. Management has concluded that the investments in FHLB stock were not other-than-temporarily impaired as of December 31, 2009.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Among BancShares’ assets and liabilities, investment securities available for sale and interest rate swaps accounted for as cash flow hedges are reported at their fair values on a recurring basis. Certain other assets are adjusted to their fair value on a nonrecurring basis, including loans held for sale, which are carried at the lower of cost or market. Impaired loans, OREO, goodwill and other intangible assets are periodically tested for impairment. Loans held for investment, deposits, short-term borrowings and long-term obligations are not reported at fair value. BancShares did not elect to voluntarily report any assets or liabilities at fair value.

For assets and liabilities carried at fair value, the following table provides fair value information as of December 31, 2009 and 2008:

		Fair value measurements at December 31, using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
At December 31, 2009
Assets measured at fair value
Investment securities available for sale
U.S. Government	$2,287,423	$2,287,423	$—	$—
Corporate bonds	485,667	485,667	—	—
FNMA, GNMA and FHLMC mortgage-backed securities	130,338	—	130,338	—
Equity securities	16,622	16,622		—

State, county and municipal	6,813	—	6,813	—
Other	2,299	1,012	—	1,287

Total	$2,929,162	$2,790,724	$137,151	$1,287

Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$5,367	$—	$5,367	$—

At December 31, 2008
Assets measured at fair value
Investment securities available for sale
U.S. Government	$3,112,428	$3,112,428	$—	$—
FNMA, GNMA and FHLMC mortgage-backed securities	82,952	—	82,952	—
Equity securities	15,461	15,461	—	—
State, county and municipal	3,053	—	3,053	—
Other	5,427	—	—	5,427

Total	$3,219,321	$3,127,889	$86,005	$5,427

Liabilities measured at fair value
Interest rate swap accounted for as cash flow hedge	$10,668	$—	$10,668	$—

Prices for US Government securities, corporate bonds and equity securities are readily available in the active markets in which those securities are traded, and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for mortgage-backed securities and state, county and municipal securities are obtained for similar securities, and the resulting fair values are shown in the ‘Level 2 input’ column. Prices for a residual interest that was retained from a securitization

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

transaction, are determined based on various assumptions that are not observable. The fair value for this investment is shown in the ‘Level 3 input’ column. With respect to the residual interest in the asset securitization, the assumed prepayment speed, discount rate and credit spread are not observable in the market due to illiquidity and the uniqueness of the underlying assets.

Under the terms of the existing cash flow hedges, BancShares pays a fixed payment to the counterparty in exchange for receipt of a variable payment that is determined based on the 3-month LIBOR rate. The fair value of the cash flow hedge, which is included in other liabilities, is based on projected LIBOR rates for the duration of the hedge, values that, while observable in the market, are subject to adjustment due to pricing considerations for the specific instrument.

For those investment securities available for sale with fair values that are determined by reliance on significant unobservable inputs, the following table identifies the factors causing the change in fair values for the years ended December 31, 2009 and 2008:

	Investment securities available for sale with fair values based on significant unobservable inputs
Description	2009	2008
Beginning balance, January 1	$5,427	$9,924
Total gains (losses), realized or unrealized:
Included in earnings	—	—
Included in other comprehensive income	—	118
Purchases, sales, issuances and settlements, net	(4,140)	(4,615)
Transfers in/out of Level 3	—	—

Ending balance, December 31	$1,287	$5,427

No gains or losses were reported for the years ended December 31, 2009 and 2008 that relate to fair values estimated based on significant unobservable inputs.

Certain assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are therefore carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. For assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of December 31, 2009 and 2008:

		Fair value measurements at December 31 using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
At December 31, 2009
Loans held for sale	$67,381	$—	$—	$67,381
Impaired loans:
Covered under loss share agreements	112,946			112,946
Not covered under loss share agreements	44,686			44,686

At December 31, 2008
Loans held for sale	69,399			69,399
Impaired loans not covered under loss share agreements	32,135			32,135

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

Other real estate includes certain foreclosed assets that are measured and reported at fair value using Level 2 inputs for observable market data or Level 3 inputs for valuations based on nonobservable criteria. During 2009, foreclosures of OREO not covered under loss share agreements totaled $44,617, all of which was valued using Level 3 inputs. In connection with the measurement and initial recognition of noncovered foreclosed assets, BancShares recognized charge-offs totaling $18,493. Based on updates to Level 3 inputs, noncovered foreclosed property with a fair value of $11,135 as of December 31, 2009 incurred writedowns that totaled $2,903 during 2009. During 2009, foreclosures of other real estate covered under loss share agreements totaled $22,763. In connection with the measurement and initial recognition of foreclosed assets covered under loss share agreements, BancShares recorded writedowns totaling $255.

The calculation of allowance for impaired loans is highly dependent on collateral valuations. Since all impaired loans at December 31, 2009 are secured by real estate, fair values are based on appraised values with adjustments for various factors including estimated holding costs. Updated appraisals are generally obtained at or near the time of foreclosure. Given the significant instability in real estate markets, particularly in the Atlanta, Georgia area and in Southwest Florida, the valuations are subject to significant variation based on further reductions or recoveries of property values.

NOTE K—EMPLOYEE BENEFIT PLANS

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

Defined Benefit Pension Plan

Employees who were hired prior to April 1, 2007 and who qualify under length of service and other requirements may participate in a noncontributory defined benefit pension plan. Under the plan, benefits are based on years of service and average earnings. The policy is to fund amounts approximating the maximum amount that is deductible for federal income tax purposes. BancShares contributed $35,000 to the plan in 2009 and $20,000 to the plan in 2007. No contribution was made during 2008. The plan’s assets consist of investments in FCB’s common trust funds, which include listed common stocks and fixed income securities, as well as investments in mid-cap, REIT and international stocks as well as TIPS and other fixed income securities through unaffiliated money managers.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Obligations and Funded Status

The following table provides the change in benefit obligation and plan assets and the funded status of the plan at December 31.

	2009	2008
Change in Benefit Obligation
Benefit obligation at beginning of year	$360,021	$307,515
Service cost	12,661	11,750
Interest cost	21,900	20,384
Actuarial loss (gain)	(1,221)	30,740
Benefits paid	(10,989)	(10,368)

Benefit obligation at end of year	$382,372	$360,021

Change in Plan Assets
Fair value of plan assets at beginning of year	$287,018	$382,180
Actual return (loss) on plan assets	76,382	(84,794)
Employer contributions	35,000	—
Benefits paid	(10,989)	(10,368)

Fair value of plan assets at end of year	387,411	287,018

Funded status at end of year	$5,039	$(73,003)

The amounts recognized in the consolidated balance sheets as of December 31 consist of:

	2009	2008
Other asset	$5,039	$—
Other liability	—	(73,003)

Net asset (liability) recognized	$5,039	$(73,003)

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

Net loss (gain)	$69,075	$122,569
Less prior service cost	1,817	2,027

Accumulated other comprehensive income, excluding income taxes	$70,892	$124,596

The accumulated benefit obligation for the plan at December 31, 2009 and 2008 equaled $307,766 and $287,200, respectively. The plan uses a measurement date of December 31.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The following table shows the components of periodic benefit cost related to the pension plan for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Service cost	$12,661	$11,750	$14,428
Interest cost	21,900	20,384	18,388
Expected return on assets	(27,713)	(27,606)	(25,716)
Amortization of prior service cost	210	210	266
Amortization of net actuarial loss	3,604	970	1,902

Total net periodic benefit cost, excluding curtailments	10,662	5,708	9,268
Curtailment cost	—	—	763

Total net periodic benefit cost	$10,662	$5,708	$10,031

The assumptions used to determine the benefit obligations as of December 31 are as follows:

	2009	2008
Discount rate	6.00%	6.00%
Rate of compensation increase	4.50%	4.50%

The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Discount rate	6.00%	6.25%	5.75%
Rate of compensation increase	4.50%	4.25%	4.25%
Expected long-term return on plan assets	8.00%	8.50%	8.50%

The estimated long-term rate of return on plan assets is used to calculate the value of plan assets over time. Due to significant reductions in the return on plan assets during 2008 of negative 22.0 percent and expectations for generally lower investment returns, the rate was adjusted downward to 8.0 percent for 2009. Returns on plan assets rebounded materially in 2009 to 24.0 percent. FCB’s methodology utilized to establish an appropriate long-term rate of return on plan assets consists of monitoring and aggregating the actual returns of the plan for various time horizons since 1995 as a predictor of probable future returns, modified as appropriate by estimates of future market conditions as such conditions may positively or negatively alter estimated future returns. The return on plan assets for the 15-year, 10-year and 5-year periods ended December 31, 2009 equaled 8.57 percent, 5.46 percent and 5.92 percent, respectively. Due to the 15-year average return of 8.57 percent coupled with expectations for generally modest returns over the next several years, the rate of return will remain at 8.0 percent for 2010.

Plan Assets

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The fair values of pension plan assets at December 31, 2009 by asset category are as follows:

Asset Category	Market Value as of 12/31/09	Quoted prices in Active Markets for Identifical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	2009 Target Allocation	Actual % of Plan Assets
Cash and equivalents	$4,212	$4,212	—	—	1%	1%
Equity securities(a)					55 - 65%	61%
Consumer discretionary	29,501	29,501	—	—
Consumer staples	8,025	8,025	—	—
Energy	14,306	14,306	—	—
Information technology	39,414	39,414	—	—
Telecommunication services	4,800	4,800	—	—
Financials	25,269	25,269	—	—
Utilities	5,007	5,007	—	—
Materials	3,923	3,923	—	—
Health care	25,539	25,539	—	—
Industrials	22,897	22,897	—	—
Rights	36,320	36,320	—	—
Mutual funds	19,922	19,922	—	—
Debt securities(b)					34 - 44%	38%
Bond funds	148,276	—	148,276	—

Total pension assets	$387,411	$239,135	$148,276	$—	100%	100%

(a)	This category includes investments in listed equity securities of large, small and medium sized companies from listed industries.

(b)	This category represents investment grade bonds from diverse industries.

Cash Flows

During 2010, BancShares anticipates making contributions to the pension plan totaling $10,000. Following are estimated payments to pension plan participants in the indicated periods:

Projected Benefit payments
2010	$13,068
2011	14,137
2012	15,309
2013	16,511
2014	17,860
2015-2019	116,186

401(k) Savings Plans

Certain employees are also eligible to participate in a 401(k) savings plan after 31 days of service through deferral of portions of their salary. Based on the employee’s contribution, BancShares matches up to 75 percent of the employee contribution. BancShares made participating contributions of $11,582, $8,229 and $6,863 during 2009, 2008 and 2007, respectively.

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

The following table provides the accrued liability as of December 31, 2009 and 2008 and the changes in the accrued liability during the years then ended:

	Year Ended December 31,
	2009	2008
Present value of accrued liability as of January 1	$22,114	$17,928
Benefit expense	892	4,164
Benefits paid	(1,651)	(1,388)
Benefits forfeited	(369)	—
Interest cost	1,963	1,410

Present value of accrued liability as of December 31	$22,949	$22,114

Discount rate at December 31	6.00%	6.00%

NOTE L—NONINTEREST EXPENSE

Other noninterest expense for the years ended December 31 included the following:

	2009	2008	2007
Cardholder and merchant processing	$42,605	$42,071	$41,882
Telecommunications	11,314	12,061	10,501
Postage	10,385	10,427	9,614
Cardholder reward programs	8,457	9,323	12,529
Advertising	8,111	8,098	7,499
Processing fees paid to third parties	9,672	8,985	7,004
Courier service	5,182	5,562	5,401
Legal	5,425	6,308	6,410
Other	56,742	58,038	59,844

Total other noninterest expense	$157,893	$160,873	$160,684

NOTE M—INCOME TAXES

At December 31, income tax expense consisted of the following:

	2009	2008	2007
Current tax expense
Federal	$25,668	$51,121	$53,794
State	5,328	5,806	3,546

Total current tax expense	30,996	56,927	57,340

Deferred tax expense (benefit)
Federal	30,356	(8,111)	941
State	5,416	(270)	656

Total deferred tax expense (benefit)	35,772	(8,381)	1,597

Total income tax expense	$66,768	$48,546	$58,937

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent to pretax income as a result of the following:

	2009	2008	2007
Income taxes at statutory rates	$64,085	$48,861	$58,644
Increase (reduction) in income taxes resulting from:
Nontaxable income on loans, leases and investments, net of nondeductible expenses	(1,556)	(1,468)	(1,419)
State and local income taxes, including change in valuation allowance, net of federal income tax benefit	6,984	3,598	2,731
Tax credits	(2,735)	(2,342)	(1,771)
Other, net	(10)	(103)	752

Total income tax expense	$66,768	$48,546	$58,937

The net deferred tax asset (liability) included the following components at December 31:

	2009	2008
Allowance for loan and lease losses	$69,170	$63,231
Executive separation from service agreements	9,055	8,721
State operating loss carryforward	2,918	2,140
Unrealized loss on cash flow hedge	2,119	4,212
Other	9,133	8,111

Gross deferred tax asset	92,395	86,415
Less valuation allowance	2,972	2,324

Deferred tax asset	89,423	84,091

Accelerated depreciation	9,784	5,893
Lease financing activities	9,940	11,717
Pension liability (asset)	2,292	(14,511)
Net unrealized gains (losses) included in comprehensive income	13,751	29,206
Net deferred loan fees and costs	4,609	6,088
Intangible asset	12,329	10,878
Gain on acquisitions, deferred for tax purposes	43,141	—
Other	1,981	—

Deferred tax liability	97,827	49,271

Net deferred tax (liability) asset	$(8,404)	$34,820

The valuation allowance was necessary to reduce BancShares’ gross state deferred tax asset to the amount that is more likely than not to be realized and amounted to $2,972 and $2,324 at December 31, 2009 and 2008, respectively.

With few exceptions, BancShares and its subsidiaries are no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2006.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The following table reconciles the beginning and ending amount of unrecognized income tax benefits. Unrecognized state tax benefits are not adjusted for the impact of federal taxes.

	2009	2008
Unrecognized tax benefits at beginning of year	$10,474	$11,340
Additions based on tax positions related to current year	1,740	2,456
Additions based on tax positions related to prior years	1,455	1,489
Reductions based on lapse of statute	(3,013)	(4,811)
Settlements	—	—

Unrecognized tax benefits at end of year	$10,656	$10,474

At December 31, 2009 and 2008, unrecognized tax benefits includes $8,998 and $8,775 respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Additions based on tax positions related to prior years primarily relates to interest. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The total amount of unrecognized income tax benefits as of December 31, 2009 and December 31, 2008 that, if recognized, would affect the effective tax rate is $1,657 and $1,699 (net of the federal benefit on state tax issues), respectively.

BancShares recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. Accrued interest and penalties on unrecognized income tax benefits totaled $566 and $588 as of December 31, 2009 and December 31, 2008 respectively.

NOTE N—TRANSACTIONS WITH RELATED PERSONS

BancShares, FCB and ISB have had, and expect to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (Related Persons). An analysis of changes in the aggregate amounts of loans to Related Persons for the year ended December 31, 2009 is as follows:

Balance at beginning of year	$33,127
New loans	43
Repayments	4,362

Balance at end of year	$28,808

In addition to these outstanding loan balances there is $16,829 available to Related Persons in unfunded loan commitments.

BancShares provides processing and operational services to other financial institutions. Certain of these institutions are deemed to be Related Persons since significant shareholders of BancShares are also deemed to be significant shareholders of the other banks. During 2009, 2008 and 2007, BancShares received $31,242, $31,763 and $29,234, respectively, for services rendered to these Related Persons, substantially all of which is included in fees from processing services and relates to data processing services. The amount recorded from the largest individual institution totaled $19,652, $19,564 and $17,960 for 2009, 2008 and 2007, respectively.

Other expense includes $2,854, $3,499 and $3,773 in legal expense incurred during 2009, 2008 and 2007, respectively, for the firm that serves as BancShares’ general counsel. The senior attorney of that firm is a Related Person since he is member of BancShares’ board of directors.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Investment securities available for sale includes an investment in a financial institution controlled by Related Persons. This investment had a carrying value of $14,633 and $12,759 at December 31, 2009 and 2008, respectively. For each period, the investment had a cost of $508. Short-term borrowings includes $13,700 in federal funds purchased from financial institutions controlled by Related Persons at December 31, 2008. There were no federal funds purchased from related persons at December 31, 2009.

NOTE O—DERIVATIVES

At December 31, 2009, BancShares had two interest rate swaps that qualify as cash flow hedges under US GAAP. The fair values of these derivatives are included in other liabilities in the consolidated balance sheets and in the net change in other liabilities in the consolidated statements of cash flows.

The interest rate swaps are used for interest rate risk management purposes and convert variable-rate exposure on outstanding debt to a fixed rate. The interest rate swaps each have a notional amount of $115,000, representing the amount of variable-rate trust preferred capital securities issued during 2006. The 2006 interest rate swap hedges interest payments through June 2011 and requires fixed-rate payments by BancShares at 7.125 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. The 2009 interest rate swap hedges interest payments from July 2011 through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR. As of December 31, 2009, collateral with a fair value of $9,529 was pledged to secure the existing obligation under the interest rate swaps. For both swaps, settlement occurs quarterly.

	December 31, 2009		December 31, 2008
	Notional amount	Estimated fair value of (asset) liability	Notional amount	Estimated fair value of liability
2006 interest rate swap hedging fixed rate exposure on trust preferred capital securities 2006-2011	$115,000	$7,424	$115,000	$10,668
2009 interest rate swap hedging fixed rate exposure on trust preferred capital securities 2011-2016	115,000	(2,057)	—	—

		$5,367		$10,668

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swaps have been fully effective since inception. Therefore, changes in the fair value of the interest rate swaps have had no impact on net income. For the year ended December 31, 2009 and 2008, BancShares recognized interest expense of $5,234 and $2,168 respectively, resulting from the interest rate swaps, none of which relates to ineffectiveness.

The following table discloses activity in accumulated other comprehensive income related to the interest rate swaps during the year ended December 31, 2009 and 2008.

	2009	2008	2007
Accumulated other comprehensive loss resulting from interest rate swaps as of January 1	$(6,456)	$(3,240)	$(1,085)
Comprehensive income recognized during year ended December 31	3,208	(3,216)	(2,155)

Accumulated other comprehensive loss resulting from interest rate swaps as of December 31	$(3,248)	$(6,456)	$(3,240)

BancShares monitors the credit risk of the interest rate swap counterparty.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

NOTE P—GOODWILL AND INTANGIBLE ASSETS

US GAAP requires that goodwill be tested annual for impairment. The goodwill impairment test requires a two-step method to evaluate and calculate impairment. The first step requires estimation of each reporting unit’s fair value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, a second step is performed to determine whether an impairment charge must be recorded and, if so, the amount of such charge.

BancShares performs annual impairment tests as of July 31. For 2009, based on the results of the first step, there was no indication of potential impairment for FCB’s goodwill. However, the first test indicated that an impairment of ISB’s $793 of goodwill was possible. The evaluation of impairment performed in the second step included the preparation of a fair value balance sheet for ISB to confirm whether impairment exists. Based on the fair value estimates considered in the analysis, including fair value discounts recognized on assets that are not carried at fair value, goodwill was not impaired for ISB. Therefore, no impairment of goodwill was recorded during 2009 as a result of the annual goodwill impairment test.

There was no goodwill activity during 2009 and 2008. Goodwill totaled $102,625 at December 31, 2009 and 2008 with no impairment recorded during 2009, 2008 or 2007.

The following information relates to other intangible assets, all of which are being amortized over their estimated useful lives:

	2009	2008
Balance, January 1	$3,810	$5,858
Intangible generated by Temecula Valley Bank purchase	1,376	—
Intangible generated by Venture Bank purchase	3,021	—
Other	94	—
Amortization	(1,940)	(2,048)

Balance, December 31	$6,361	$3,810

Based on current estimated useful lives and current carrying values, BancShares anticipates amortization expense for intangible assets in subsequent periods will be:

2010	$2,432
2011	1,146
2012	1,101
2013	1,067
2014	615

$6,361

NOTE Q—REGULATORY REQUIREMENTS

Various regulatory agencies have established guidelines that evaluate capital adequacy based on risk-weighted assets. An additional capital computation evaluates tangible capital based on tangible assets. Minimum capital requirements set forth by the regulatory agencies require a Tier 1 capital ratio of no less than 4 percent of risk-weighted assets, a total capital ratio of no less than 8 percent of risk-weighted assets, and a leverage capital ratio of no less than 3 percent of tangible assets. To meet the FDIC’s well-capitalized standards, the Tier 1 and total capital ratios must be at least 6 percent and 10 percent, respectively. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements.

Based on the most recent notifications from its regulators, FCB and ISB are well-capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2009 BancShares, FCB and ISB met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect FCB’s and ISB’s well-capitalized status.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Following is an analysis of capital ratios for BancShares, FCB and ISB as of December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
	Amount	Ratio	Requirement for Well-Capitalized	Amount	Ratio	Requirement for Well-Capitalized
BancShares
Tier 1 capital	$1,752,384	13.34%	6.00%	$1,649,675	13.20%	6.00%
Total capital	2,047,684	15.59	10.00	1,935,993	15.49	10.00
Leverage capital	1,752,384	9.54	5.00	1,649,675	9.88	5.00
FCB
Tier 1 capital	1,349,972	11.74	6.00	1,262,950	12.62	6.00
Total capital	1,609,388	13.99	10.00	1,513,045	15.12	10.00
Leverage capital	1,349,972	8.63	5.00	1,262,950	9.17	5.00
ISB
Tier 1 capital	291,897	12.31	6.00	273,637	11.55	6.00
Total capital	334,393	14.11	10.00	311,887	13.16	10.00
Leverage capital	291,897	11.35	5.00	273,637	10.71	5.00

The Board of Directors of FCB may declare a dividend on a portion of its undivided profits as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, without prior regulatory approval. As of December 31, 2009, the amount was $1,118,633. However, to preserve its well-capitalized status, the maximum amount of the dividend was limited to $459,233. Dividends declared by FCB amounted to $60,509 in 2009, $54,788 in 2008 and $43,830 in 2007.

BancShares and its banking subsidiaries are subject to various requirements imposed by state and federal banking statutes and regulations, including regulations requiring the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of vault cash. For 2009 the requirements averaged $141,025 for FCB and $9,090 for ISB.

NOTE R—COMMITMENTS AND CONTINGENCIES

In order to meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit-risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment. At December 31, 2009 and 2008, BancShares had unused commitments totaling $5,180,070 and $5,165,588 respectively.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At December 31, 2009 and 2008, BancShares had standby letters of credit amounting to $73,749 and $77,475, respectively.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

NOTE S—SEGMENT DISCLOSURES

BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and ISB. Although FCB and ISB offer similar products and services to customers, each entity operates in distinct geographic markets, except California and Washington, and has separate management groups. Additionally, the financial results and trends of ISB reflect the de novo nature of its growth.

FCB operates from a single charter from its branch network in North Carolina, Virginia, West Virginia, Maryland, Tennessee and Washington, DC. In 2009, First Citizens Bank extended its franchise into California and Washington through the acquisition of certain assets and assumption of certain liabilities of Temecula Valley Bank and Venture Bank, respectively. ISB began operations in 1997 and operates from a thrift charter in Florida, Georgia, Texas, New Mexico, Arizona, California, Oregon, Washington, Colorado, Oklahoma, Missouri and Kansas. ISB’s significance to BancShares’ consolidated financial results continues to grow.

Management has determined that FCB and ISB are reportable business segments. In the aggregate, FCB and its consolidated subsidiaries, which are integral to its branch operation, and ISB account for more than 90 percent of consolidated assets, revenues and net income. The ‘Other’ category in the accompanying table includes activities of the parent company and Neuse, Incorporated (Neuse), a subsidiary that owns real property used in the banking operation and owns other real estate. The other real estate owed by Neuse relates to loans originated by ISB. During 2009, Neuse purchased some of ISB’s OREO to reduce ISB’s nonperforming assets. To facilitate the potential purchase of additional OREO in the future, ISB has agreed to lend Neuse up to $15,000 under a revolving line of credit. No amount was owed by Neuse to ISB as of December 31, 2009 under the revolving line of credit.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The following table provides selected financial information for BancShares’ reportable business segments:

	2009
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$131,253	$602,283	$5,285	$738,821	$(662)	$738,159
Interest expense	52,117	153,477	22,712	228,306	(662)	227,644

Net interest income	79,136	448,806	(17,427)	510,515	—	510,515
Provision for loan and lease losses	33,989	45,375	—	79,364	—	79,364

Net interest income after provision for loan and lease losses	45,147	403,431	(17,427)	431,151	—	431,151
Noninterest income	13,252	407,230	(1,023)	419,459	(9,859)	409,600
Noninterest expense	91,331	574,280	1,900	667,511	(9,859)	657,652

Income (loss) before income taxes	(32,932)	236,381	(20,350)	183,099	—	183,099
Income taxes	(11,664)	85,548	(7,116)	66,768	—	66,768

Net income (loss)	$(21,268)	$150,833	$(13,234)	$116,331	$—	116,331

At December 31, 2009:
Total assets	$2,573,605	$15,791,475	$2,181,898	$20,546,978	$(2,080,915)	$18,466,063
Loans and leases:
Covered under loss sharing agreements	—	1,173,020	—	1,173,020	—	1,173,020
Not covered under loss sharing agreements	2,194,659	9,450,340	—	11,644,999	—	11,644,999
Allowance for loan and lease losses	41,675	130,607	—	172,282	—	172,282
Goodwill	793	101,832		102,625	—	102,625
Deposits	1,967,824	13,406,484	—	15,374,308	(36,741)	15,337,567
Nonperforming assets:
Covered under loss share agreements	—	220,233	—	220,233	—	220,233
Not covered under loss share agreements	62,881	76,622	14,546	154,049	—	154,049

Total nonperforming assets	$62,881	$296,855	$14,546	$374,282	$—	$374,282

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

	2008
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$141,061	$662,247	$23,214	$826,522	$(13,171)	$813,351
Interest expense	73,560	221,753	32,803	328,116	(13,171)	314,945

Net interest income	67,501	440,494	(9,589)	498,406	—	498,406
Provision for loan and lease losses	36,208	29,718	—	65,926	—	65,926

Net interest income after provision for loan and lease losses	31,293	410,776	(9,589)	432,480	—	432,480
Noninterest income	12,197	311,377	610	324,184	(10,700)	313,484
Noninterest expense	87,632	527,475	1,953	617,060	(10,700)	606,360

Income (loss) before income taxes	(44,142)	194,678	(10,932)	139,604	—	139,604
Income taxes	(15,234)	67,588	(3,808)	48,546	—	48,546

Net income (loss)	$(28,908)	$127,090	$(7,124)	$91,058	$—	$91,058

At December 31, 2008:
Total assets	$2,563,950	$13,879,815	$2,174,079	$18,617,844	$(1,872,182)	$16,745,662
Loans and leases	2,220,507	9,429,379	—	11,649,886	—	11,649,886
Allowance for loan and lease losses	37,335	120,234	—	157,569	—	157,569
Goodwill	793	101,832		102,625		102,625
Deposits	1,970,795	11,782,062	—	13,752,857	(39,094)	13,713,763
Nonperforming assets	47,607	24,059	—	71,666	—	71,666

	2007
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$141,071	$750,508	$44,884	$936,463	$(34,282)	$902,181
Interest expense	77,257	322,374	58,365	457,996	(34,282)	423,714

Net interest income	63,814	428,134	(13,481)	478,467	—	478,467
Provision for loan and lease losses	9,034	23,905	—	32,939	—	32,939

Net interest income after provision for loan and lease losses	54,780	404,229	(13,481)	445,528	—	445,528
Noninterest income	13,509	293,371	421	307,301	(9,956)	297,345
Noninterest expense	79,933	504,828	514	585,275	(9,956)	575,319

Income (loss) before income taxes	(11,644)	192,772	(13,574)	167,554	—	167,554
Income taxes	(3,935)	67,579	(4,707)	58,937		58,937

Net income (loss)	$(7,709)	$125,193	$(8,867)	$108,617	$—	$108,617

At December 31, 2007:
Total assets	$2,341,223	$13,582,263	$2,595,256	$18,518,742	$(2,306,635)	$16,212,107
Loans and leases	2,071,681	8,892,223	—	10,963,904	—	10,963,904
Allowance for loan and lease losses	23,648	113,326	—	136,974	—	136,974
Goodwill	793	101,832	—	102,625	—	102,625
Deposits	1,856,927	11,129,545	—	12,986,472	(57,928)	12,928,544
Nonperforming assets	6,160	13,754	—	19,914	—	19,914

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

NOTE T—FIRST CITIZENS BANCSHARES, INC. (PARENT COMPANY)

First Citizens BancShares, Inc.’s principal assets are its investments in and receivables from its subsidiaries. Its sources of income are dividends and interest income. The Parent Company’s condensed balance sheets as of December 31, 2009 and 2008, and the related condensed statements of income and cash flows for the years ended December 31, 2009, 2008 and 2007 are as follows:

CONDENSED BALANCE SHEETS

	December 31
	2009	2008
Assets
Cash	$8,467	$10,280
Investment securities available for sale	82,017	265,190
Investment in subsidiaries	1,769,368	1,648,360
Due from subsidiaries	326,548	227,200
Other assets	58,899	60,823

Total assets	$2,245,299	$2,211,853

Liabilities and Shareholders’ Equity
Short-term borrowings	$395,577	$472,573
Long-term obligations	273,197	273,197
Other liabilities	17,410	22,708
Shareholders’ equity	1,559,115	1,443,375

Total liabilities and shareholders’ equity	$2,245,299	$2,211,853

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31
	2009	2008	2007
Interest income	$5,285	$23,214	$44,884
Interest expense	22,786	32,908	58,610
Net interest income (loss)	(17,501)	(9,694)	(13,726)
Dividends from subsidiaries	60,509	54,788	43,830
Other income (loss)	(1,024)	610	421
Other operating expense	3,430	3,422	2,084

Income before income tax benefit and equity in undistributed net income of subsidiaries	38,554	42,282	28,441
Income tax benefit	(7,741)	(4,420)	(5,414)

Income before equity in undistributed net income of subsidiaries	46,295	46,702	33,855
Equity in undistributed net income of subsidiaries	70,036	44,356	74,762

Net income	$116,331	$91,058	$108,617

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$116,331	$91,058	$108,617
Adjustments
Undistributed net income of subsidiaries	(70,036)	(44,356)	(74,762)
Net amortization of premiums and discounts	(246)	(246)	(247)
Securities losses (gains)	615	(103)	—
Change in other assets	(1,924)	(12,830)	11,149
Change in other liabilities	(1,198)	3,215	1,695

Net cash provided by operating activities	43,542	36,738	46,452

INVESTING ACTIVITIES
Net change in due from subsidiaries	(99,348)	414,443	(78,198)
Purchases of investment securities	—	(90,918)	(149,906)
Maturities and sales of investment securities	184,010	129,731	53,696
Investment in subsidiaries	(40,500)	(45,750)	(24,000)

Net cash provided (used) by investing activities	44,162	407,506	(198,408)

FINANCING ACTIVITIES
Net change in short-term borrowings	(76,995)	(450,851)	182,395
Cash dividends paid	(12,522)	(11,477)	(11,478)

Net cash provided (used) by financing activities	(89,517)	(462,328)	170,917

Net change in cash	(1,813)	(18,084)	18,961
Cash balance at beginning of year	10,280	28,364	9,403

Cash balance at end of year	$8,467	$10,280	$28,364

Cash payments for
Interest	$22,155	$32,457	$58,159
Income taxes	20,640	69,506	57,765

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2010

FIRST CITIZENS BANCSHARES, INC. (Registrant)

/S/    FRANK B. HOLDING, JR.

Frank B. Holding, Jr.

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on March 1, 2010.

Signature	Title	Date

/s/ FRANK B. HOLDING, JR. Frank B. Holding, Jr.	Chairman	March 1, 2010

/s/ FRANK B. HOLDING * Frank B. Holding	Executive Vice Chairman	March 1, 2010

/S/ KENNETH A. BLACK Kenneth A. Black	Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	March 1, 2010

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	March 1, 2010

/s/ CARMEN HOLDING AMES * Carmen Holding Ames	Director	March 1, 2010

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	March 1, 2010

/s/ GEORGE H. BROADRICK * George H. Broadrick	Director	March 1, 2010

/s/ HOPE HOLDING CONNELL * Hope Holding Connell	Director	March 1, 2010

/s/ HUBERT M. CRAIG, III * Hubert M. Craig, III	Director	March 1, 2010

Signature	Title	Date

/s/ H. LEE DURHAM, JR. * H. Lee Durham, Jr.	Director	March 1, 2010

/s/ LEWIS M. FETTERMAN * Lewis M. Fetterman	Director	March 1, 2010

/s/ DANIEL L. HEAVNER * Daniel L. Heavner	Director	March 1, 2010

/s/ LUCIUS S. JONES * Lucius S. Jones	Director	March 1, 2010

/s/ ROBERT E. MASON, IV * Robert E. Mason, IV	Director	March 1, 2010

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	March 1, 2010

/s/ LEWIS T. NUNNELEE, II * Lewis T. Nunnelee, II	Director	March 1, 2010

/s/ JAMES M. PARKER * James M. Parker	Director	March 1, 2010

/s/ RALPH K. SHELTON * Ralph K. Shelton	Director	March 1, 2010

/s/ DAVID L. WARD, JR * David L. Ward, Jr.	Director	March 1, 2010

*	Kenneth A. Black hereby signs this Annual Report on Form 10-K on March 1, 2010, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/S/ KENNETH A. BLACK
Kenneth A. Black As Attorney-In-Fact

EXHIBIT INDEX

2.1	Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated July 17, 2009 (incorporated by reference from Registrant’s Form 8-K/A filed February 1, 2010 for an event occurring July 17, 2009)
2.2	Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated September 11, 2009 (incorporated by reference from Registrant’s Form 8-K/A filed December 21, 2009 for an event occurring September 11, 2009)
2.3

Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated January 29, 2010 (incorporated by reference from Registrant’s Form 8-K filed February 4, 2010 for an event occurring January 29, 2010)

3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1992)
3.2	Bylaws of the Registrant, as amended (incorporated by reference from Registrant’s Form 8-K dated April 27, 2009)
4.1	Specimen of Registrant’s Class A Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for year ended December 31, 2008)
4.2	Specimen of Registrant’s Class B Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for year ended December 31, 2008)
4.3	Amended and Restated Trust Agreement of FCB/NC Capital Trust I (incorporated by reference from Registration No. 333-59039)
4.4	Form of Guarantee Agreement (incorporated by reference from Registration No. 333-59039)
4.5	Junior Subordinated Indenture dated March 5, 1998 between Registrant and Bankers Trust Company, as Debenture Trustee (incorporated by reference from Registration No. 333-59039)
4.6	Indenture dated June 1, 2005 between Registrant’s subsidiary First-Citizens Bank & Trust Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Registrant’s 8-K dated
June 1, 2005)
4.7	First Supplemental Indenture dated June 1, 2005 between Registrant’s subsidiary First-Citizens Bank & Trust Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Registrant’s Form 8-K dated June 1, 2005)
4.8	Amended and Restated Trust Agreement of FCB/NC Capital Trust III (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)
4.9	Guarantee Agreement relating to Registrant’s guarantee of the capital securities of FCB/NC Capital Trust III (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)
4.10	Junior Subordinated Indenture dated May 18, 2006 between Registrant and Wilmington Trust Company, as Debenture Trustee (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)
10.1	Executive Consultation, Separation from Service and Death Benefit Agreement dated February 5, 2009 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Lewis R. Holding (incorporated by reference from Registrant’s Form 8-K filed February 6, 2009 for an event on February 3, 2009)
10.2	Executive Consultation, Separation from Service and Death Benefit Agreement dated February 3, 2009 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Frank B. Holding (incorporated by reference from Registrant’s Form 8-K filed February 6, 2009 for an event on February 3, 2009)
10.3	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and James B. Hyler, Jr. (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2007)
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
10.12

Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary IronStone Bank and James M. Parker (incorporated by reference from Registrant’s 2008 Form 10-K)

10.13	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary IronStone Bank and James M. Parker (incorporated by reference from Registrant’s Form 8-K filed February 6, 2009 for an event on February 4, 2009)
10.14	Resignation, Retirement and Release Agreement dated February 25, 2009 between Registrant, Registrant’s Subsidiaries First-Citizens Bank & Trust Company and IronStone Bank and Lewis R. Holding (incorporated by reference from Registrant’s Form 8-K filed March 3, 2009 for an event on February 25, 2009)
10.15	Executive Consultation, Separation from Service and Death Benefit Agreement dated September 17, 2007 between Registrant’s Subsidiary First-Citizens Bank & Trust Company and Edward L. Willingham, IV (filed herewith)
21	Subsidiaries of the Registrant (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
99.1	Proxy Statement for Registrant’s 2010 Annual Meeting (separately filed)

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO

KENNETH A. BLACK, CHIEF FINANCIAL OFFICER OF FIRST CITIZENS BANCSHARES, INC.