Form 10-Q
period 2010-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2010-05-10
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Class B Common Stock—$1 Par Value—1,677,675 shares

(Number of shares outstanding, by class, as of May 10, 2010)

PART I

Item 1.	Financial Statements (Unaudited)

First Citizens BancShares, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31* 2010	December 31# 2009	March 31* 2009
	(thousands, except share data)
Assets
Cash and due from banks	$745,180	$480,242	$471,799
Overnight investments	866,562	723,260	760,628
Investment securities available for sale	3,375,158	2,929,162	3,319,025
Investment securities held to maturity	3,324	3,603	5,745
Loans held for sale	59,530	67,381	124,246
Loans and leases:
Covered under loss share agreements	2,602,261	1,173,020	—
Not covered under loss share agreements	11,640,041	11,644,999	11,497,088
Less allowance for loan and lease losses	176,273	172,282	161,572

Net loans and leases	14,066,029	12,645,737	11,335,516
Premises and equipment	839,960	837,082	811,872
Other real estate owned:
Covered under loss share agreements	109,783	93,774	—
Not covered under loss share agreements	48,368	40,607	32,787
Income earned not collected	73,368	60,684	69,199
FDIC receivable for loss share agreements	687,455	249,842	—
Goodwill	102,625	102,625	102,625
Other intangible assets	14,522	6,361	3,423
Other assets	223,827	225,703	177,400

Total assets	$21,215,691	$18,466,063	$17,214,265

Liabilities
Deposits:
Noninterest-bearing	$3,762,622	$3,215,414	$2,777,067
Interest-bearing	14,081,205	12,122,153	11,452,481

Total deposits	17,843,827	15,337,567	14,229,548
Short-term borrowings	594,121	642,405	641,912
Long-term obligations	922,207	797,366	733,056
Other liabilities	186,943	129,610	173,472

Total liabilities	19,547,098	16,906,948	15,777,988
Shareholders’ Equity
Common stock:
Class A—$1 par value (8,756,778 shares issued for all periods)	8,757	8,757	8,757
Class B—$1 par value (1,677,675 shares issued for all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,539,251	1,429,863	1,331,587
Accumulated other comprehensive loss	(24,859)	(24,949)	(49,511)

Total shareholders’ equity	1,668,593	1,559,115	1,436,277

Total liabilities and shareholders’ equity	$21,215,691	$18,466,063	$17,214,265

*	Unaudited
#	Derived from the 2009 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries

Consolidated Statements of Income

	Three Months Ended March 31
	2010	2009
	(thousands, except share and per share data)
Interest income
Loans and leases	$187,074	$156,584
Investment securities:
U. S. Government	9,350	21,159
Residential mortgage backed securities	1,564	1,148
Corporate bonds	2,135	278
State, county and municipal	33	51
Other	70	207

Total investment securities interest and dividend income	13,152	22,843
Overnight investments	474	225

Total interest income	200,700	179,652
Interest expense
Deposits	38,116	52,946
Short-term borrowings	756	1,321
Long-term obligations	10,792	9,580

Total interest expense	49,664	63,847

Net interest income	151,036	115,805
Provision for loan and lease losses	16,930	17,976

Net interest income after provision for loan and lease losses	134,106	97,829
Noninterest income
Gain on acquisitions	137,649	—
Cardholder and merchant services	23,788	21,492
Service charges on deposit accounts	18,827	17,851
Wealth management services	11,734	10,772
Fees from processing services	7,223	7,552
Securities gains	1,131	—
Other service charges and fees	4,648	4,349
Mortgage income	1,411	3,452
Insurance commissions	2,806	2,470
ATM income	1,655	1,729
Other	2,726	25

Total noninterest income	213,598	69,692
Noninterest expense
Salaries and wages	72,160	65,546
Employee benefits	18,311	17,319
Occupancy expense	17,836	15,406
Equipment expense	15,815	14,723
FDIC insurance expense	4,060	3,324
Foreclosure-related expenses	3,206	104
Other	41,562	38,818

Total noninterest expense	172,950	155,240

Income before income taxes	174,754	12,281
Income taxes	67,140	3,618

Net income	$107,614	$8,663

Average shares outstanding	10,434,453	10,434,453
Net income per share	$10.31	$0.83

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands, except share and per share data)
Balance at December 31, 2008	$8,757	$1,678	$143,766	$1,326,054	$(36,880)	$1,443,375
Comprehensive loss:
Net income	—	—	—	8,663	—	8,663
Change in unrealized securities gains arising during period, net of $8,430 deferred tax benefit	—	—	—	—	(13,013)	(13,013)
Change in unrecognized loss on cash flow hedge, net of $249 deferred tax	—	—	—	—	382	382

Total comprehensive loss						(3,968)

Cash dividends of $0.30 per share	—	—	—	(3,130)	—	(3,130)

Balance at March 31, 2009	$8,757	$1,678	$143,766	$1,331,587	$(49,511)	$1,436,277

Balance at December 31, 2009	$8,757	$1,678	$143,766	$1,429,863	$(24,949)	$1,559,115
Adjustment resulting from adoption of change in accounting for QSPEs and controlling financial interests effective January 1, 2010	—	—	—	4,904	—	4,904
Comprehensive income:
Net income	—	—	—	107,614	—	107,614
Change in unrealized securities gains arising during period, net of $726 deferred tax benefit	—	—	—	—	966	966
Change in unrecognized loss on cash flow hedge, net of $572 deferred tax benefit	—	—	—	—	(876)	(876)

Total comprehensive income						107,704

Cash dividends of $0.30 per share	—	—	—	(3,130)	—	(3,130)

Balance at March 31, 2010	$8,757	$1,678	$143,766	$1,539,251	$(24,859)	$1,668,593

At March 31, 2010, Accumulated Other Comprehensive Loss includes on an after-tax basis $22,396 in unrealized gains on investment securities available for sale, $43,131 resulting from the funded status of the defined benefit plan and an unrealized loss of $4,124 on cash flow hedges.

At March 31, 2009, Accumulated Other Comprehensive Income includes on an after-tax basis $32,378 in unrealized gains on investment securities available for sale, $75,815 resulting from the funded status of the defined benefit plan and an unrealized loss of $6,074 on a cash flow hedge.

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the three months ended
	2010	2009
OPERATING ACTIVITIES
Net income	$107,614	$8,663
Adjustments to reconcile net income to cash provided (used) by operating activities:
Amortization of intangibles	1,578	481
Provision for loan and lease losses	16,930	17,976
Deferred tax (benefit) expense	(15,802)	6,985
Change in current taxes payable	24,399	(2,465)
Depreciation	15,299	13,634
Change in accrued interest payable	(4,761)	1,962
Change in income earned not collected	(5,024)	2,830
Gain on acquisitions	(137,649)	—
Securities gains	(1,131)	—
Origination of loans held for sale	(114,974)	(232,086)
Proceeds from sale of loans held for sale	124,196	177,480
Gain on sale of loans held for sale	(1,371)	(250)
Net amortization of premiums and discounts	10,991	7,763
FDIC receivable for loss share agreements	19,917	—
Net change in other assets	78,684	3,644
Net change in other liabilities	46,520	(33,759)

Net cash provided (used) by operating activities	165,416	(27,142)

INVESTING ACTIVITIES
Net change in loans and leases outstanding	200,380	138,834
Purchases of investment securities available for sale	(672,023)	(479,176)
Proceeds from maturities of investment securities held to maturity	279	130
Proceeds from maturities of investment securities available for sale	261,201	350,924
Proceeds from sales of investment securities available for sale	24,137	—
Net change in overnight investments	(143,302)	(586,012)
Additions to premises and equipment	(18,177)	(26,597)
Net cash received from acquisitions	106,489	—

Net cash used by investing activities	(241,016)	(601,897)

FINANCING ACTIVITIES
Net change in time deposits	85,986	134,249
Net change in demand and other interest-bearing deposits	712,543	381,536
Net change in short-term borrowings	(454,861)	(5,192)
Cash dividends paid	(3,130)	(3,130)

Net cash provided by financing activities	340,538	507,463

Change in cash and due from banks	264,938	(121,576)
Cash and due from banks at beginning of period	480,242	593,375

Cash and due from banks at end of period	$745,180	$471,799

CASH PAYMENTS FOR:
Interest	$54,425	$61,885
Income taxes	130	98

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities (losses) gains	$240	$(21,443)
Unrealized gain (loss) on cash flow hedge	(1,448)	631
Transfers of loans to other real estate	23,770	2,831
FDIC-assisted transactions:
Assets acquired and cash received from FDIC	2,293,308	—
Liabilities assumed	2,155,861	—
Net assets acquired	137,447	—

On January 1, 2010, BancShares adopted changes in accounting for QSPEs and controlling financial interests. This non-cash transaction resulted in a $1,287 reduction in investment securities available for sale, a $97,291 increase in loans not covered under loss share agreements, a $681 increase in allowance for loan and lease losses, a $304 reduction in capitalized servicing reported in other assets, an $86,926 increase in long-term obligations, a $3,189 increase in deferred tax liabilities reported in other liabilities, and a $4,901 adjustment to the beginning balance of retained earnings.

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note A

Accounting Policies and Other Matters

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.

In the opinion of management, the consolidated financial statements contain all material adjustments necessary to present fairly the financial position of First Citizens BancShares, Inc. and Subsidiaries (BancShares) as of and for each of the periods presented, and all such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the period. Actual results could differ from those estimates.

Management has evaluated subsequent events through the filing date of the Quarterly Report on Form 10-Q.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in BancShares’ 2009 Form 10-K. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2010. However, the reclassifications have no effect on shareholders’ equity or net income as previously reported.

FDIC-Assisted Transactions

US GAAP requires that the acquisition method of accounting be used for all business combinations, including those resulting from FDIC-assisted transactions, and that an acquirer be identified for each business combination. Under US GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. US GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. In addition, acquisition-related costs and restructuring costs are recognized as period expenses as incurred.

During 2010 and 2009, BancShares’ wholly-owned subsidiary First-Citizens Bank & Trust Company (FCB) acquired assets and assumed liabilities of four entities as noted below (collectively referred to as “the Acquisitions”) with the assistance of the Federal Deposit Insurance Corporation (FDIC), which had been appointed Receiver of each entity by its respective state banking authority.

Name of entity	Headquarters location	Date of transaction
Sun American Bank (SAB)	Boca Raton, Florida	March 5, 2010
First Regional Bank (First Regional)	Los Angeles, California	January 29, 2010
Venture Bank (VB)	Lacey, Washington	September 11, 2009
Temecula Valley Bank (TVB)	Temecula, California	July 17, 2009

The acquired assets and assumed liabilities were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the Acquisitions. Management judgmentally assigned risk ratings to loans based on credit quality, appraisals and estimated collateral values, estimated expected cash flows, and applied appropriate liquidity and coupon discounts to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. FCB also recorded identifiable intangible assets representing the estimated values of the assumed core deposits and other customer relationships. Management used quoted or current market prices to determine the fair value of acquired investment securities and assumed short-term borrowings and long-term obligations.

First Citizens BancShares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Loans and Leases

Loans and leases that are held for investment purposes are carried at the principal amount outstanding. Loans that are classified as held for sale are carried at the lower of aggregate cost or fair value. Interest on substantially all loans is accrued and credited to interest income on a constant yield basis based upon the daily principal amount outstanding.

Acquired loans are recorded at fair value at the date of acquisition. The fair values of loans with evidence of credit deterioration (impaired loans) are recorded net of a nonaccretable difference and, if appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is included in the carrying amount of acquired loans. Subsequent decreases to the expected cash flows will generally result in a provision for credit losses. Subsequent increases in expected cash flows result in either a reversal of the provision for credit losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on the accretable yield. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation regarding the amount and timing of such cash flows. BancShares did not make such an estimate for impaired loans acquired from TVB and VB, but cash flow analyses were performed on all loans deemed impaired that were acquired from First Regional and SAB in order to determine the cash flows expected to be collected.

Receivable from FDIC for Loss Share Agreements

The FDIC receivable for loss share agreements is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable with the assets should the assets be sold. Fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages and the estimated true-up payment at the expiration of the loss share agreements, if applicable. These cash flows were discounted to reflect the estimated timing of the receipt of the loss share reimbursement from the FDIC and the true-up payment to the FDIC, when applicable. The FDIC receivable will be reviewed and updated prospectively as loss estimates related to covered loans and other real estate owned change and as reimbursements are received from the FDIC.

Other Real Estate Owned Covered under Loss Share Agreements

Other real estate owned (OREO) covered under loss share agreements with the FDIC are reported exclusive of expected reimbursement cash flows from the FDIC. Subsequent adjustments to the estimated recoverable value of covered OREO result in a reduction of covered OREO, a charge to other expense and an increase in the FDIC receivable for the estimated amount to be reimbursed, with a corresponding amount recorded as other noninterest income. OREO is presented at the estimated present value that management expects to receive when the property is sold, net of related costs of disposal. Management used appraisals of properties to determine fair values and applied additional discounts where appropriate for passage of time or, in certain cases, for subsequent events occurring after the appraisal date.

Recently Adopted Accounting Policies and Other Regulatory Issues

Under revisions to US GAAP that became effective January 1, 2010, the concept of a qualifying special-purpose entity (QSPE) was removed, resulting in a change in the accounting for QSPEs that were previously exempt. Further changes required evaluation of variable interests to determine whether a controlling financial interest exists. Upon adoption, the off-balance sheet accounting treatment for the 2005 asset securitization of home equity loans was discontinued, and the loans that were sold in the securitization and the corresponding debt obligations were reported on the consolidated balance sheet. The adoption resulted in increases of $97,291 in noncovered revolving mortgage loans, $681 in allowance for loan and lease losses, $86,926 in long-term obligations, and $3,189 in deferred tax liabilities. The retained interest in the residual interest strip and the servicing asset were written off, resulting in reductions of $1,287 and $304 to investment securities available for sale and other assets, respectively. The adoption also resulted in an adjustment to the beginning balance of retained earnings in the amount of $4,904.

First Citizens BancShares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Note B

Federally Assisted Acquisitions of First Regional Bank and Sun American Bank

On January 29, 2010, FCB purchased substantially all the assets and assumed substantially all the liabilities of First Regional from the FDIC, as Receiver. First Regional operated through 8 offices in the state of California, primarily serving Southern California. The FDIC took First Regional under receivership upon its closure by the California Department of Financial Institutions. FCB’s bid to the FDIC included the purchase of substantially all of First Regional’s assets at a discount of $299,400 in exchange for assuming certain First Regional deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by FCB. FCB and the FDIC entered into loss share agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date. Under the terms of the loss share agreements, there is no reimbursement by the FDIC until net losses reach $41,815. The FDIC will reimburse FCB for 80 percent of net losses incurred up to $1,017,000, and 95 percent of net losses exceeding $1,017,000.

The Purchase and Assumption Agreement between FCB and the FDIC also includes a true-up payment at the end of year 10. On March 17, 2020, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the stated threshold, or $203.4 million, less (ii) the sum of (a) 25 percent of the asset discount, or $74.9 million, plus (b) 25 percent of the cumulative loss share payments plus (c) the cumulative servicing amount. The cumulative servicing amount is 1 percent of the average covered assets for each year during the terms of the loss share agreements. Current projections suggest a true-up payment of $67,656 will be payable under the First Regional loss share agreements. This estimate is subject to change over the term of the agreements.

The term for loss share on residential real estate loans is ten years, while the term for loss share on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss share agreements with the FDIC and considering an estimate of a contingent true-up payment to the FDIC, FCB recorded a receivable of $365,170 at the time of acquisition. The initial reports of losses under the First Regional loss share agreements are due in the third quarter of 2010.

On March 5, 2010, FCB purchased substantially all the assets and assumed substantially all the liabilities of SAB from the FDIC, as Receiver. SAB operated 12 offices in the state of Florida, primarily serving South Florida. The FDIC took SAB under receivership upon its closure by the Florida Office of Financial Regulation. FCB’s bid to the FDIC included the purchase of substantially all of SAB’s assets at a discount of $69,400 in exchange for assuming certain SAB deposits and certain other liabilities. The FDIC paid FCB $31,965 in additional cash consideration at closing. FCB and the FDIC entered into loss share agreements regarding future losses incurred on loans and other real estate acquired through foreclosure existing at the acquisition date. Under the terms of the loss share agreements, the FDIC will reimburse FCB for 80 percent of net losses incurred up to $99,000 and 95 percent of net losses exceeding $99,000.

The Purchase and Assumption Agreement between FCB and the FDIC also includes a true-up payment at the end of year 10. On May 15, 2020, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the stated threshold, or $19.8 million, less (ii) the sum of (a) 25 percent of the asset discount, or $17.5 million, plus (b) 25 percent of the cumulative loss share payments plus (c) the cumulative servicing amount. The cumulative servicing amount is 1 percent of the average covered assets for each year during the terms of the loss share agreements. Although no true-up payment is currently projected under the SAB loss share agreements, those projections are subject to change.

The term for loss share on residential real estate loans is ten years, while the term for loss share on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss share agreements with the FDIC, FCB recorded a receivable of $92,360 at the time of acquisition. The initial reports of losses under the SAB loss share agreements are due in the third quarter of 2010.

First Citizens BancShares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

The acquisitions of First Regional and SAB were accounted for using the acquisition method of accounting. The statement of net assets acquired and the resulting bargain purchase gains are presented in the following tables. As indicated in the explanatory notes that accompany the following tables, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at their respective acquisition date estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of each merger as additional information regarding the closing date fair values become available.

Noninterest income includes a bargain purchase gain of $137,447 that resulted from the 2010 Acquisitions. The gain resulted from the difference between the estimated fair values of acquired assets and assumed liabilities.

The following tables identify the assets acquired and liabilities assumed by FCB from First Regional and SAB. The tables provide the balances recorded by First Regional and SAB at the time of the FDIC-assisted transaction, the fair value adjustments recorded and the resulting fair values recorded by FCB.

	January 29, 2010
	As recorded by First Regional	Fair value adjustments		As recorded by FCB
Assets
Cash and due from banks	$37,508	$—		$37,508
Investment securities available for sale	3,250	—		3,250
Loans and leases	1,853,325	(576,171	) a	1,277,154
Other real estate owned	61,488	(20,353	) b	41,135
Income earned not collected	6,048	—		6,048
FDIC receivable for loss share agreements	—	365,170	c	365,170
Intangible assets	—	9,110	d	9,110
Other assets	23,782	(500	) e	23,282

Total assets acquired	$1,985,401	$(222,744)		$1,762,657

Liabilities
Deposits:
Noninterest-bearing	$528,235	$—		$528,235
Interest-bearing	759,484	—		759,484

Total deposits	1,287,719	—		1,287,719
Short-term borrowings	361,876	—		361,876
Other liabilities	1,188	1,547	h	2,735

Total liabilities assumed	1,650,783	1,547		1,652,330

Excess of assets acquired over liabilities assumed	$334,618

Aggregate fair value adjustments		$(224,291)

Gain on acquisition of First Regional				$110,327

First Citizens BancShares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

	March 5, 2010
	As recorded by SAB	Fair value adjustments		As recorded by FCB
	($ in thousands)
Assets
Cash and due from banks	$37,016	$—		$37,016
Investment securities available for sale	66,968	—		66,968
Loans and leases	411,315	(123,707	) a	287,608
Other real estate owned	15,220	(7,200	) b	8,020
Income earned not collected	1,612	—		1,612
FDIC receivable for loss share agreements	—	92,360	c	92,360
Intangible assets	—	629	d	629
Other assets	4,473	—		4,473

Total assets acquired	$536,604	$(37,918)		$498,686

Liabilities
Deposits:
Noninterest-bearing	$39,435	$—		$39,435
Interest-bearing	380,577	—		380,577

Total deposits	420,012	—		420,012
Short-term borrowings	42,485	48	f	42,533
Long-term obligations	37,000	3,082	g	40,082
Other liabilities	853	51	h	904

Total liabilities assumed	500,350	3,181		503,531

Excess of assets acquired over liabilities assumed	$36,254

Aggregate fair value adjustments		$(41,099)

Cash received from the FDIC				$31,965

Gain on acquisition of Sun American				$27,120

Explanation of fair value adjustments

a—Adjustment reflects the fair value adjustments based on FCB’s evaluation of the acquired loan portfolio.

b—Adjustment reflects the estimated OREO losses based on FCB’s evaluation of the acquired OREO portfolio.

c—Adjustment reflects the estimated fair value of payments FCB will receive from the FDIC under the loss share agreements.

d—Adjustment reflects the estimated value of intangible assets, which includes core deposit intangibles and when applicable, trust customer relationships.

e—Adjustment reflects the amount needed to adjust the carrying value of other assets to estimated fair value.

f—Adjustment arises since the rates on short-term borrowings are higher than rates available on similar borrowings at date of acquisition.

g—Adjustment arises since the rates on long-term obligations are higher than rates available on similar borrowings at date of acquisition.

h—Adjustment reflects amount needed to adjust the carrying value of other liabilities to estimated fair value.

Results of operations for First Regional and SAB prior to their respective acquisition dates are not included in the income statement.

Due to the significant amount of fair value adjustments, the resulting accretion of those fair value adjustments and the protection resulting from the FDIC loss share agreements, historical results of First Regional and SAB are not relevant to BancShares’ results of operations. Therefore, no pro forma information is presented.

First Citizens BancShares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Note C

Investments

The aggregate values of investment securities at March 31, 2010 and 2009, along with unrealized gains and losses determined on an individual security basis are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
March 31, 2010
U. S. Government	$2,681,265	$11,367	$1,119	$2,691,513
Corporate bonds	480,576	6,054	—	486,630
Residential mortgage-backed securities	174,519	3,281	436	177,364
Equity securities	1,544	16,836	—	18,380
State, county and municipal	1,244	30	3	1,271

Total investment securities available for sale	$3,339,148	$37,568	$1,558	$3,375,158

December 31, 2009
U. S. Government	$2,274,084	$14,005	$666	$2,287,423
Corporate bonds	481,341	4,326	—	485,667
Residential mortgage-backed securities	126,601	4,489	752	130,338
Equity securities	2,377	14,245	—	16,622
State, county and municipal	7,053	35	275	6,813
Other	1,937	362	—	2,299

Total investment securities available for sale	$2,893,393	$37,462	$1,693	$2,929,162

March 31, 2009
U. S. Government	$2,959,707	$39,863	$208	$2,999,362
Corporate bonds	204,478	670	—	205,148
Residential mortgage-backed securities	91,852	2,869	100	94,621
Equity securities	3,949	8,128	—	12,077
State, county and municipal	2,793	29	13	2,809
Other	3,006	2,002	—	5,008

Total investment securities available for sale	$3,265,785	$53,561	$321	$3,319,025

Investment securities held to maturity
March 31, 2010
Residential mortgage-backed securities	$3,173	$275	$26	$3,422
State, county and municipal	151	—	—	151

Total investment securities held to maturity	$3,324	$275	$26	$3,573

December 31, 2009
Residential mortgage-backed securities	$3,452	$230	$—	$3,682
State, county and municipal	151	1	—	152

Total investment securities held to maturity	$3,603	$231	$—	$3,834

March 31, 2009
Residential mortgage-backed securities	$4,153	$249	$27	$4,375
State, county and municipal	1,592	74	—	1,666

Total investment securities held to maturity	$5,745	$323	$27	$6,041

Investments in corporate bonds represent debt securities issued by various financial institutions under the Temporary Liquidity Guarantee Program. These debt obligations were issued with the full faith and credit of the United States of America. The guarantee for these securities is triggered when an issuer defaults on a scheduled payment.

First Citizens BancShares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

The following table provides maturity information for investment securities as of the dates indicated. Callable securities are assumed to mature on their earliest call date.

	March 31, 2010		December 31, 2009		March 31, 2009
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Maturing in:
One year or less	$2,004,230	$2,013,062	$1,544,063	$1,554,657	$1,315,063	$1,331,883
One through five years	1,159,558	1,167,353	1,226,202	1,233,604	1,852,695	1,876,221
Five through 10 years	9,403	9,422	1,943	2,201	3,006	5,008
Over 10 years	164,413	166,941	118,808	122,078	91,072	93,836
Equity securities	1,544	18,380	2,377	16,622	3,949	12,077

Total investment securities available for sale	$3,339,148	$3,375,158	$2,893,393	$2,929,162	$3,265,785	$3,319,025

Investment securities held to maturity
Maturing in:
One year or less	$—	$—	$—	$—	$—	$—
One through five years	151	151	151	152	151	151
Five through 10 years	3,032	3,240	3,306	3,497	3,992	4,179
Over 10 years	141	182	146	185	1,602	1,711

Total investment securities held to maturity	$3,324	$3,573	$3,603	$3,834	$5,745	$6,041

The following table provides information regarding securities with unrealized losses as of March 31, 2010 and 2009:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010
Investment securities available for sale:
U.S. Government	$644,407	$1,119	$—	$—	$644,407	$1,119
Residential mortgage-backed securities	33,651	352	2,332	84	35,983	436
State, county and municipal	—	—	438	3	438	3

Total	$678,058	$1,471	$2,770	$87	$680,828	$1,558

Investment securities held to maturity:
Mortgage-backed securities	$—	$—	$29	$26	$29	$26
December 31, 2009
Investment securities available for sale:
U.S. Government	$250,600	$666	$—	$—	$250,600	$666
Residential mortgage-backed securities	25,608	621	2,434	131	28,042	752
State, county and municipal	5,476	271	439	4	5,915	275

Total	$281,684	$1,558	$2,873	$135	$284,557	$1,693

March 31, 2009
Investment securities available for sale:
U.S. Government	$205,180	$208	$—	$—	$205,180	$208
Residential mortgage-backed securities	3,043	34	2,781	66	5,824	100
State, county and municipal	121	4	426	9	547	13

Total	$208,344	$246	$3,207	$75	$211,551	$321

Investment securities held to maturity:
Mortgage-backed securities	$—	$—	$33	$27	$33	$27

First Citizens BancShares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Investment securities with an aggregate fair value of $2,799 have had continuous unrealized losses for more than twelve months as of March 31, 2010 with an aggregate unrealized loss of $113. These 25 investments include residential mortgage-backed and state, county and municipal securities. None of the unrealized losses identified as of March 31, 2010 related to the marketability of the securities or the issuer’s ability to honor redemption obligations. Consequently, the securities were not deemed to be other than temporarily impaired.

At March 31, 2010, there was no intent to sell any of the securities classified as available for sale. Furthermore, it is not more likely than not that BancShares will have to sell any such securities before a recovery of the carrying value. With respect to investment securities held to maturity, BancShares has the ability and intent to hold those securities until they mature.

For each period presented, securities gains (losses) include the following:

	Three months ended March 31,
	2010	2009
Gross gains on sales of investment securities available for sale	$2,860	$—
Gross losses on sales of investment securities available for sale	(1,729)	—
Other than temporary impairment loss on an equity investment	—	—

Total securities gains (losses)	$1,131	$—

Investment securities having an aggregate carrying value of $1,720,227 at March 31, 2010, $2,121,783 at December 31, 2009 and $1,933,113 at March 31, 2009, were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

First Citizens BancShares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Note D

Loans and Leases

Loans and leases outstanding include the following as of the dates indicated:

	March 31, 2010	December 31, 2009	March 31, 2009
Loans covered by loss share agreements	$2,602,261	$1,173,020	$—

Loans and leases not covered by loss share agreements
Real estate:
Construction and land development	644,031	622,354	735,619
Commercial mortgage	4,589,291	4,552,078	4,336,382
Residential mortgage	912,955	864,704	862,646
Revolving mortgage	2,159,581	2,147,223	1,984,249
Other mortgage	161,770	158,187	152,561

Total real estate loans	8,467,628	8,344,546	8,071,457
Commercial and industrial	1,793,195	1,832,670	1,857,092
Consumer	864,238	941,986	1,132,059
Lease financing	316,912	330,713	344,054
Other	198,068	195,084	92,426

Total loans and leases not covered by loss share agreements	11,640,041	11,644,999	11,497,088

Total loans and leases	14,242,302	12,818,019	11,497,088
Less allowance for loan and lease losses	176,273	172,282	161,572

Net loans and leases	$14,066,029	$12,645,737	$11,335,516

	March 31, 2010
	Impaired at acquisition date	All other acquired loans	Total
Loans covered by loss share agreements:
Real estate:
Construction and land development	$183,009	$621,676	$804,685
Commercial mortgage	192,190	987,334	1,179,524
Residential mortgage	41,102	250,191	291,293
Revolving mortgage	4,945	16,720	21,665
Other mortgage	20,865	54,306	75,171

Total real estate loans	442,111	1,930,227	2,372,338
Commercial and industrial	35,895	166,579	202,474
Consumer	1,478	8,224	9,702
Other	5,066	12,681	17,747

Total loans covered by loss share agreements	$484,550	$2,117,711	$2,602,261

First Citizens BancShares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Contractually required payments receivable, estimated cash flows to be collected, nonaccretable difference, accretable yield and the resulting fair values of acquired impaired and nonimpaired loans at the date of acquisition from First Regional and SAB are provided in the following table:

Contractually required payments receivable at acquisition:
Commercial	$975,208
Consumer	16,022

Subtotal	991,230
Nonaccretable difference	(533,080)

Cash flows expected to be collected at acquisition	458,150
Accretable yield	(45,523)

Fair value of impaired loans acquired at acquisition	$412,627

Nonimpaired loans receivable	$1,446,534
Discount to reflect fair value	(294,399)

Fair value of nonimpaired loans acquired at acquisition	$1,152,135

Impaired loans are loans that have evidence of deterioration in credit quality since origination, suggesting it is probable that all contractually required payments will not be collected. The following table provides information on all impaired loans, exclusive of those loans evaluated collectively as a homogeneous group.

	March 31, 2010	December 31, 2009
Impaired loans:
Covered under loss share agreements	$484,550	$116,446
Not covered under loss share agreements	49,050	50,797

Total	$533,600	$167,243

Allowances related to noncovered impaired loans	$3,150	$9,611
Noncovered impaired loans with no allowances	$5,392	9,902

Acquired loans covered under loss share agreements with the FDIC (Covered Loans) deemed 100 percent impaired as of date of acquisition are placed on nonaccrual status. Interest previously accrued on Covered Loans placed on nonaccrual status is charged against interest income, and the FDIC receivable is adjusted by the amount of any estimated reimbursement. Payments received are applied against the principal balance of the fully impaired loans until such time as full collection of the remaining recorded balance is expected. Additional interest payments received after that time are recorded as interest income on a cash basis.

When the fair values of Covered Loans were established, certain loans were identified as impaired. Due to uncertainty regarding the timing of future cash flows, no accretable yield is being recorded for loans deemed impaired at acquisition from TVB and VB. Loans acquired from TVB and VB deemed impaired at date of acquisition are being accounted for using the cost recovery method due to the uncertainty regarding the timing of future cash flows. Cash flow analyses were completed for loans deemed impaired at acquisition from First Regional and SAB and therefore the accretion method is being applied with respect to recognition of accretable yield on those loans.

The following table documents changes in the carrying value of acquired impaired loans during the three month period ended March 31, 2010:

Balance, December 31, 2009	$75,368
Fair value of acquired impaired loans covered under loss share agreements	412,627
Reductions for repayments, foreclosures and decreases in fair value	(3,445)

Balance, March 31, 2010	$484,550

First Citizens BancShares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Information regarding the March 31, 2010 carrying amount of acquired loans that were identified as impaired at acquisition follows:

	March 31, 2010	December 31, 2009
Outstanding balance	$1,165,689	$200,310

Carrying amount	$484,550	$75,368

The cash flow analyses prepared for loans originated by First Regional and SAB are being used to determine the amount of accretable yield recognized on those loans identified as impaired at acquisition.

Accretable Yield
Balance at December 31, 2009	$—
Additions	45,523
Accretion	(2,105)
Reclassifications from (to) nonaccretable difference	—
Disposals	—

Balance at March 31, 2010	$43,418

Note E

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses is summarized as follows:

	2010	2009
Balance, January 1	$172,282	$157,569
Adjustment resulting from change in accounting for QSPEs and controlling financial interests	681	—
Provision for loan and lease losses	16,930	17,976
Loans and leases charged off	(14,858)	(14,976)
Loans and leases recovered	1,238	1,003

Net charge-offs	(13,620)	(13,973)

Balance, March 31	$176,273	$161,572

	March 31, 2010	December 31, 2009	March 31, 2009
Allowance for loan and lease losses allocated to:
Loans covered under loss share agreements	$6,810	$3,500	$—
Loans not covered under loss share agreements	169,463	168,782	161,572

Total	$176,273	$172,282	$161,572

First Citizens BancShares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Note F

FDIC Receivable for Loss Share Agreements

The following table provides changes in the FDIC receivable during the first three months of 2010:

Balance at December 31, 2009	$249,842
Additional receivable from 2010 acquisitions	457,530
Accretion of premium and discount, net	749
Receipt of payment from FDIC	(22,504)
Post-acquisition adjustments	1,838

Balance at March 31, 2010	$687,455

Post-acquisition adjustments include changes in loss estimates related to covered loans and other real estate owned.

The FDIC receivable for loss share agreements is measured separately from the related covered assets and is recorded at fair value. The fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages.

For loans covered under loss share agreements, subsequent decreases in the amount expected to be collected from the borrower result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded.

Note G

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

Because no market exists for many financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. For those financial instruments with a fixed interest rate, an analysis of the related cash flows was the basis for estimating fair values. The expected cash flows were then discounted to the valuation date using an appropriate discount rate. The discount rates used represent the rates under which similar transactions would be currently negotiated. For each period presented, the fair value for loans, net of allowance for loan and lease losses, included an adjustment to reflect the unfavorable liquidity conditions that existed in various financial markets. Generally, the fair value of variable rate financial instruments equals the book value.

First Citizens BancShares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

	March 31, 2010		December 31, 2009		March 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$745,180	$745,180	$480,242	$480,242	$471,799	$471,799
Overnight investments	866,562	866,562	723,260	723,260	760,628	760,628
Investment securities available for sale	3,375,158	3,375,158	2,929,162	2,929,162	3,319,025	3,319,025
Investment securities held to maturity	3,324	3,574	3,603	3,834	5,745	6,041
Loans held for sale	59,530	59,530	67,381	67,381	124,246	124,246
Loans covered under loss share agreements, net of allowance for loan and lease losses	2,595,451	2,595,451	1,169,520	1,169,520	—	—
Loans and leases not covered under loss share agreements, net of allowance for loan and lease losses	11,470,578	10,873,747	11,476,217	11,060,532	11,335,516	11,259,829
FDIC receivable for loss share agreements	687,455	687,455	249,842	249,842	—	—
Income earned not collected	73,368	73,368	60,684	60,684	69,199	69,199
Stock issued by:
Federal Home Loan Bank of Atlanta	50,688	50,688	47,361	47,361	47,336	47,336
Federal Home Loan Bank of San Francisco	17,429	17,429	5,592	5,592	—	—
Federal Home Loan Bank of Seattle	4,490	4,490	4,490	4,490	—	—
Deposits	17,843,827	17,907,687	15,337,567	15,396,423	14,229,548	14,469,307
Short-term borrowings	594,121	594,121	642,405	642,405	641,912	641,912
Long-term obligations	922,207	923,632	797,366	788,004	733,056	725,448
Accrued interest payable	33,119	33,119	37,881	37,881	52,885	52,885

For off-balance sheet commitments and contingencies, carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares’ financial position.

Fair value represents the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, BancShares considers the principal or most advantageous market in which those assets or liabilities are sold and considers assumptions that market participants would use when pricing those assets or liabilities. As required under US GAAP, individual fair value estimates are ranked based on the relative reliability of the inputs used in the valuation. Fair values determined using level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined based on level 2 inputs, which exist when observable data exists for similar assets and liabilities. Fair values for assets and liabilities that are not actively traded in observable markets are based on level 3 inputs, which are considered to be nonobservable.

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

First Citizens BancShares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of March 31, 2010 and December 31, 2009:

Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant non-observable inputs (Level 3 inputs)
March 31, 2010
Assets measured at fair value
Investment securities available for sale
U.S. Government	$2,691,513	$2,691,513	$—	$—
Corporate bonds	486,630	486,630	—	—
Residential mortgage-backed securities	177,364	—	177,364	—
Equity securities	18,380	18,380	—	—
State, county, municipal	1,271	—	1,271	—
Other	—	—	—	—

Total	$3,375,158	$3,196,523	$178,635	$—

Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$6,815	$—	$6,815	$—
December 31, 2009
Assets measured at fair value
Investment securities available for sale
U.S. Government	$2,287,423	$2,287,423	$—	$—
Corporate bonds	485,667	485,667	—	—
Residential mortgage-backed securities	130,338	—	130,338	—
Equity securities	16,622	16,622	—	—
State, county, municipal	6,813	—	6,813	—
Other	2,299	1,012	—	1,287

Total	$2,929,162	$2,790,724	$137,151	$1,287

Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$5,367	$—	$5,367	$—

Prices for US Government securities and corporate bonds are readily available in the active markets in which those securities are traded, and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for mortgage-backed securities, state, county and municipal securities, and the SBA servicing asset are obtained using the fair values of similar assets, and the resulting fair values are shown in the ‘Level 2 input’ column. At December 31, 2009, the fair value for the retained interest in a residual interest from a securitization transaction was determined based on Level 3 nonobservable inputs. Based on changes to US GAAP related to accounting for QSPEs and controlling financial interests asset transfers that became effective January 1, 2010, the previously securitized loans were consolidated, and the residual interest strip was removed from the consolidated balance sheet. There were no transfers between Level 1 and Level 2 inputs during the quarter ended March 31, 2010.

At March 31, 2010, other assets includes $72,607 of stock in various Federal Home Loan Banks (FHLB). The FHLB stock, which is redeemable only through the issuer, is carried at its par value. The investment in the FHLB stock is considered a long-term investment, and its value is based on the ultimate recoverability of par value. Management has concluded that the investment in FHLB stock was not other-than-temporarily impaired as of March 31, 2010.

First Citizens BancShares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Under the terms of the existing cash flow hedges, BancShares pays a fixed payment to the counterparty in exchange for receipt of a variable payment that is determined based on the 3-month LIBOR rate. The fair value of the cash flow hedges are therefore based on projected LIBOR rates for the duration of the hedges, values that, while observable in the market, are subject to adjustment due to pricing considerations for the specific instrument.

For those investment securities available for sale with fair values that are determined by reliance on significant nonobservable inputs, the following table identifies the factors causing the change in fair value during the first three months of 2010 and 2009:

	Investment securities available for sale with fair values based on significant nonobservable inputs
Description	2010	2009
Beginning balance, January 1,	$1,287	$6,086
Total gains (losses), realized or unrealized:
Included in earnings	—	—
Included in other comprehensive income	—	266
Purchases, sales, issuances and settlements, net	—	(1,344)
Transfers in/out of Level 3	(1,287)	—

Ending balance, March 31	$—	$5,008

No gains or losses were reported for the three month periods ended March 31, 2010 and 2009 that relate to fair values estimated based on significant nonobservable inputs. The investment securities valued using level 3 inputs that were transferred out during the first quarter of 2010 result from changes in US GAAP adopted January 1, 2010 related to investments in the retained interest of a residual interest strip that resulted from an asset securitization.

Certain assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are therefore carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. For assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of March 31, 2010 and December 31, 2009:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant nonobservable inputs (Level 3 inputs)
March 31, 2010
Loans held for sale	$59,530	$—	$59,530	$—
Impaired loans:
Covered under loss share agreements	484,550	—	—	484,550
Not covered under loss share agreements	43,658	—	—	43,658
December 31, 2009
Loans held for sale	67,381	—	67,381	—
Impaired loans:
Covered under loss share agreements	112,946	—	—	112,946
Not covered under loss share agreements	40,895	—	—	40,895

First Citizens BancShares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

The values of loans held for sale are based on prices observed for similar pools of loans. The values of impaired loans are determined by either the collateral value or by the discounted present value of the expected cash flows. No financial liabilities were carried at fair value on a nonrecurring basis as of March 31, 2010 or December 31, 2009.

Certain non-financial assets and non-financial liabilities are measured at fair value on a nonrecurring basis. OREO is measured and reported at fair value using Level 2 inputs for observable market data or Level 3 inputs for valuations based on nonobservable criteria. During the three month period ended March 31, 2010, foreclosures of other real estate not covered under loss share agreements totaled $11,652, all of which were valued using Level 3 inputs. In connection with the measurement and initial recognition of noncovered OREO, BancShares recognized charge-offs totaling $4,405. Based on updates to Level 3 inputs, noncovered OREO with a fair value of $2,048 as of March 31, 2010 incurred write-downs that totaled $316 during the three month period ended March 31, 2010.

Note H

Employee Benefit Plans

Pension expense is a component of employee benefits expense. For the three month periods ended March 31, 2010 and 2009, the components of pension expense are as follows:

	Three month periods ended March 31,
	2010	2009
Service cost	$3,004	$2,613
Interest cost	5,229	4,283
Expected return on assets	(6,521)	(5,167)
Amortization of prior service cost	47	41
Amortization of net actuarial loss	925	713

Total pension expense	$2,684	$2,483

For the three month periods ended March 31, 2010 and 2009 the assumed discount rate is 6.00 percent, the expected long-term rate of return on plan assets is 8.00 percent and the assumed rate of salary increases is 4.50 percent, respectively.

Note I

Contingencies

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

Note J

Derivatives

At March 31, 2010, BancShares had two interest rate swaps that qualify as cash flow hedges under US GAAP. The fair values of these derivatives are included in other liabilities in the consolidated balance sheets and in the net change in other liabilities in the consolidated statements of cash flows.

The interest rate swaps are used for interest rate risk management purposes and convert variable-rate exposure on outstanding debt to a fixed rate. The interest rate swaps each have a notional amount of $115,000, representing the amount of variable-rate trust preferred capital securities issued during 2006. The 2006 interest rate swap hedges interest payments through June 2011 and requires fixed-rate payments by BancShares at 7.125 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. The 2009 interest rate swap hedges interest payments from July 2011 through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR. As of March 31, 2010, collateral with a fair value of $9,469 was pledged to secure the existing obligation under the interest rate swaps. For both swaps, settlement occurs quarterly.

First Citizens BancShares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

	March 31, 2010		December 31, 2009
	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of (asset) liability
2006 interest rate swap hedging variable rate exposure on trust preferred capital securities 2006-2011	$115,000	$6,708	$115,000	$7,424
2009 interest rate swap hedging variable rate exposure on trust preferred capital securities 2011-2016	115,000	107	115,000	(2,057)

		$6,815		$5,367

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swaps have been fully effective since inception. Therefore, changes in the fair value of the interest rate swaps have had no impact on net income. For the three month periods ended March 31, 2010 and 2009, BancShares recognized interest expense of $1,473 and $1,126, respectively, resulting from the interest rate swaps, none of which related to ineffectiveness.

The following table discloses activity in accumulated other comprehensive income (loss) related to the interest rate swaps during the three month periods ended March 31, 2010 and 2009.

	2010	2009
Accumulated other comprehensive loss resulting from interest rate swaps as of January 1, net of tax	$(3,248)	$(6,456)
Other comprehensive (loss) income recognized during three month period ended March 31, net of tax	(876)	382

Accumulated other comprehensive loss resulting from interest rate swaps as of March 31, net of tax	$(4,124)	$(6,074)

BancShares monitors the credit risk of the interest rate swap counterparty.

First Citizens BancShares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

Note K

Segment Disclosures

BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and ISB. Although FCB and ISB offer similar products and services to customers, each entity operates in distinct geographic markets, except California, Washington and Florida, and has separate management groups. Additionally, the financial results and trends of ISB reflect the de novo nature of its growth.

FCB operates from a single charter from its branch network in North Carolina, Virginia, West Virginia, Maryland, Tennessee, California, Washington, Florida and Washington, DC. FCB’s entrance into California, Washington and Florida during 2009 and 2010 resulted from participation in FDIC-assisted transactions. ISB began operations in 1997 and operates from a thrift charter in Florida, Georgia, Texas, New Mexico, Arizona, California, Oregon, Washington, Colorado, Oklahoma, Missouri and Kansas.

Management has determined that FCB and ISB are reportable business segments. In the aggregate, FCB and its consolidated subsidiaries, which are integral to its branch operation, and ISB account for more than 90 percent of consolidated assets, revenues and net income. The ‘Other’ category in the accompanying table includes activities of the parent company and Neuse, Incorporated (Neuse), a subsidiary that owns real property used in the banking operation and owns other real estate. The other real estate owned by Neuse relates to loans originated by ISB. During 2009, Neuse purchased some of ISB’s OREO to reduce ISB’s nonperforming assets. To facilitate the potential purchase of additional OREO in the future, ISB has agreed to lend Neuse up to $15,000 under a revolving line of credit. No amount was owed by Neuse to ISB as of March 31, 2010 under the revolving line of credit.

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

	ISB	FCB	Other	Total	Adjustments	Consolidated
March 31, 2010
Total assets	$2,770,343	$18,485,698	$2,181,898	$23,437,939	$(2,222,248)	$21,215,691
Loans and leases:
Covered under loss share agreements		2,602,261	—	2,602,261	—	2,602,261
Not covered under loss share agreements	2,193,197	9,446,844	—	11,640,041	—	11,640,041
Allowance for loan and lease losses	41,175	135,098	—	176,273	—	176,273
Goodwill	793	101,832	—	102,625	—	102,625
Nonperforming assets:
Covered under loss share agreements	—	602,766	—	602,766	—	602,766
Not covered under loss share agreements	61,435	82,258	15,888	159,581	—	159,581
Deposits	2,154,941	15,723,922	—	17,878,863	(35,036)	17,843,827

December 31, 2009
Total assets	$2,573,605	$15,791,475	$2,181,898	$20,546,978	$(2,080,915)	$18,466,063
Loans and leases:
Covered under loss share agreements	—	1,173,020	—	1,173,020	—	1,173,020
Not covered under loss share agreements	2,194,659	9,450,340	—	11,644,999	—	11,644,999
Allowance for loan and lease losses	41,675	130,607	—	172,282	—	172,282
Goodwill	793	101,832	—	102,625	—	102,625
Nonperforming assets:
Covered under loss share agreements	—	220,233	—	220,233	—	220,233
Not covered under loss share agreements	62,881	76,622	14,546	154,049	—	154,049
Deposits	1,967,824	13,406,484	—	15,374,308	(36,741)	15,337,567

March 31, 2009
Total assets	$2,644,538	$14,406,955	$2,243,432	$19,294,925	$(2,080,660)	$17,214,265
Loans and leases	2,172,640	9,324,448	—	11,497,088	—	11,497,088
Allowance for loan and lease losses	39,840	121,732	—	161,572	—	161,572
Goodwill	793	101,832	—	102,625	—	102,625
Nonperforming assets	63,957	34,833	—	98,790	—	98,790
Deposits	2,044,261	12,215,539	—	14,259,800	(30,252)	14,229,548

First Citizens BancShares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

	For the three months ended March 31, 2010
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$32,643	$167,753	$503	$200,899	$(199)	$200,700
Interest expense	10,881	33,334	5,648	49,863	(199)	49,664

Net interest income	21,762	134,419	(5,145)	151,036	—	151,036
Provision for loan and lease losses	3,857	13,073	—	16,930	—	16,930

Net interest income after provision for loan and lease losses	17,905	121,346	(5,145)	134,106	—	134,106
Noninterest income	3,333	212,312	18	215,663	(2,065)	213,598
Noninterest expense	22,397	152,310	308	175,015	(2,065)	172,950

Income (loss) before income taxes	(1,159)	181,348	(5,435)	174,754	—	174,754
Income taxes	(393)	69,441	(1,908)	67,140	—	67,140

Net income (loss)	$(766)	$111,907	$(3,527)	$107,614	$—	$107,614

	For the three months ended March 31, 2009
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$32,664	$144,980	$2,176	$179,820	$(168)	$179,652
Interest expense	15,136	43,139	5,740	64,015	(168)	63,847

Net interest income	17,528	101,841	(3,564)	115,805	—	115,805
Provision for loan and lease losses	9,077	8,899	—	17,976	—	17,976

Net interest income after provision for loan and lease losses	8,451	92,942	(3,564)	97,829	—	97,829
Noninterest income	3,219	69,071	(1)	72,289	(2,597)	69,692
Noninterest expense	22,126	135,251	460	157,837	(2,597)	155,240

Income (loss) before income taxes	(10,456)	26,762	(4,025)	12,281	—	12,281
Income taxes	(3,768)	8,799	(1,413)	3,618	—	3,618

Net income (loss)	$(6,688)	$17,963	$(2,612)	$8,663	$—	$8,663

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2010, the reclassifications have no effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms we, us and BancShares refer to the consolidated financial position and consolidated results of operations for BancShares.

FDIC-ASSISTED TRANSACTIONS

First Regional Bank. On January 29, 2010, FCB entered into an agreement with the FDIC to purchase substantially all the assets and assume the majority of the liabilities of First Regional Bank (First Regional) of Los Angeles, California. Immediately prior to the effectiveness of the acquisition, the FDIC had been appointed Receiver of First Regional by the California Department of Financial Institutions.

Table 1 identifies the assets acquired and liabilities assumed, the fair value adjustments, the amounts recorded by FCB, and the calculation of the gain recognized.

First Regional Bank	Table 1

	January 29, 2010
	As recorded by First Regional	Fair value adjustments	As recorded by FCB
	($ in thousands)
Assets
Cash and due from banks	$37,508	$—	$37,508
Investment securities available for sale	3,250	—	3,250
Loans and leases	1,853,325	(576,171)	1,277,154
Other real estate owned	61,488	(20,353)	41,135
Income earned not collected	6,048	—	6,048
FDIC receivable for loss share agreements	—	365,170	365,170
Intangible assets	—	9,110	9,110
Other assets	23,782	(500)	23,282

Total assets acquired	$1,985,401	$(222,744)	$1,762,657

Liabilities
Deposits:
Noninterest-bearing	$528,235	$—	$528,235
Interest-bearing	759,484	—	759,484

Total deposits	1,287,719	—	1,287,719
Short-term borrowings	361,876	—	361,876
Other liabilities	1,188	1,547	2,735

Total liabilities assumed	1,650,783	1,547	1,652,330

Excess of assets acquired over liabilities assumed	$334,618

Aggregate fair value adjustments		$(224,291)

Gain on acquisition of First Regional			$110,327

The loans and other real estate acquired through foreclosure are covered by loss share agreements that provide for the FDIC to absorb 80 percent of losses incurred on covered loans and other real estate in excess of $41.8 million. The 80 percent coverage ratio applies to losses up to $1.0 billion with losses in excess of $1.0 billion covered by the FDIC at a rate of 95 percent. FCB recorded a receivable from the FDIC equal to $365.2 million as an estimate of the fair value of the amount that will be reimbursed by the FDIC from the loss share agreements. The Purchase and Assumption Agreement between FCB and the FDIC includes a true-up payment at the end of year 10. On March 17, 2020, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the stated threshold, or $203.4 million, less (ii) the sum of (a) 25 percent of the asset discount, or $74.9 million, plus (b) 25 percent of the cumulative loss share payments plus (c) the cumulative servicing amount. The cumulative servicing amount is 1 percent of the average covered assets for each year during the terms of the loss share agreements.

The $110.3 million gain is included within noninterest income in the Consolidated Statements of Income. Our operating results for the period ended March 31, 2010 include the results of the acquired assets and liabilities for the period from January 29, 2010 through March 31, 2010. Accretion and amortization of various purchase accounting discounts and premiums were recorded in the first quarter of 2010.

Sun American Bank. On March 5, 2010, FCB entered into an agreement with the FDIC to purchase substantially all the assets and assume the majority of the liabilities of Sun American Bank (SAB) of Boca Raton, Florida. Immediately prior to the effectiveness of the acquisition, the FDIC had been appointed Receiver of SAB by the Florida Office of Financial Regulation.

Table 2 identifies the assets acquired and liabilities assumed, the fair value adjustments, the amounts recorded by FCB, and the calculation of the gain recognized.

Sun American Bank	Table 2

	March 5, 2010
	As recorded by SAB	Fair value adjustments	As recorded by FCB
	($ in thousands)
Assets
Cash and due from banks	$37,016	$—	$37,016
Investment securities available for sale	66,968	—	66,968
Loans and leases	411,315	(123,707)	287,608
Other real estate owned	15,220	(7,200)	8,020
Income earned not collected	1,612	—	1,612
FDIC receivable for loss share agreements	—	92,360	92,360
Intangible assets	—	629	629
Other assets	4,473	—	4,473

Total assets acquired	$536,604	$(37,918)	$498,686

Liabilities
Deposits:
Noninterest-bearing	$39,435	$—	$39,435
Interest-bearing	380,577	—	380,577

Total deposits	420,012	—	420,012
Short-term borrowings	42,485	48	42,533
Long-term obligations	37,000	3,082	40,082
Other liabilities	853	51	904

Total liabilities assumed	500,350	3,181	503,531

Excess of assets acquired over liabilities assumed	$36,254

Aggregate fair value adjustments		$(41,099)

Cash received from the FDIC			$31,965

Gain on acquisition of Sun American			$27,120

The loans and other real estate acquired through foreclosure are covered by loss share agreements that provide for the FDIC to absorb 80 percent of all losses incurred on covered loans and other real estate up to $99.0 million. Losses in excess of $99.0 million are covered by the FDIC at a rate of 95 percent. FCB recorded a receivable from the FDIC equal to $92.4 million as an estimate of the fair value of the amount that will be reimbursed by the FDIC from the loss share agreements. The Purchase and Assumption Agreement between FCB and the FDIC includes a true-up payment at the end of year 10. On May 15, 2020, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the stated threshold, or $19.8 million, less (ii) the sum of (a) 25 percent of the asset discount, or $17.5 million, plus (b) 25 percent of the cumulative loss share payments plus (c) the cumulative servicing amount. The cumulative servicing amount is 1 percent of the average covered assets for each year during the terms of the loss share agreements.

The $27.1 million gain is included within noninterest income in the Consolidated Statements of Income. Our operating results for the period ended March 31, 2010 include the results of the acquired assets and liabilities for the period from March 5, 2010 through March 31, 2010. Accretion and amortization of various purchase accounting discounts and premiums were recorded in the first quarter.

The 2010 transactions involving First Regional and SAB represented the third and fourth transactions involving BancShares since July 17, 2009. Table 3 provides information regarding the four entities from which we have acquired assets and assumed liabilities in FDIC-assisted transactions during 2010 and 2009.

FDIC-Assisted Transactions	Table 3

			Fair value of
Entity	Date of transaction	# branches	Loans acquired	Deposits assumed	Short-term borrowings assumed	Long-term obligations assumed	Gain on acquisition
			(thousands)
Sun American Bank	March 5, 2010	12	$287,608	$420,012	$42,533	$40,082	$27,120
First Regional Bank	January 29, 2010	8	1,277,154	1,287,719	361,876	—	110,327
Venture Bank	September 11, 2009	18	456,995	709,091	—	55,618	46,242
Temecula Valley Bank	July 17, 2009	11	855,583	965,431	79,096	—	58,728

Total all FDIC assisted transactions		49	$2,877,340	$3,382,253	$483,505	$95,700	$242,417

EXECUTIVE OVERVIEW AND PERFORMANCE SUMMARY

BancShares is a financial holding company headquartered in Raleigh, North Carolina that offers full-service banking through two wholly-owned banking subsidiaries, First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and IronStone Bank (ISB), a federally-chartered thrift institution. FCB operates branches in seven states and the District of Columbia. ISB operates branches in urban areas of twelve states. Beyond the traditional branch network, we offer customer sales and service through telephone, online banking and an extensive ATM network.

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

Various external factors influence the focus of our business efforts. Due to unprecedented asset quality challenges, capital shortages and the onset of a global economic recession, the U.S. banking industry experienced serious financial challenges during 2008, 2009 and early 2010. During this time of industry-wide turmoil, while maintaining our long-standing attention to prudent banking practices, we have modified our growth focus to benefit from the opportunities that currently exist through participation in FDIC-assisted transactions involving distressed financial institutions. BancShares’ ability to participate in FDIC-assisted transactions creates opportunities to significantly increase our business volumes in markets in which we presently operate and to expand our banking presence to additional markets which we deem demographically attractive. Additionally, due to purchase discounts and loss share agreements that protect us from a substantial portion of the asset quality risk that we would otherwise incur, we are able to create a substantial portion of the equity required to fund the acquisition transactions through significant acquisition gains.

Despite the significant gain recognition we have enjoyed during 2010 and 2009, recessionary economic conditions, high rates of unemployment, and a growing inability for some businesses and consumers to meet their debt service obligations continue to exert pressure on our core earnings and profitability.

In addition, real estate demand in many of our markets remains weak, resulting in a decline in real estate values that has adversely affected collateral values for many borrowers. In particular, the stressed residential real estate markets in Georgia and Florida had a material negative impact on the profitability of ISB during 2009 and will likely continue to adversely impact credit costs in 2010.

The demand for our deposit and treasury services products has been influenced by extraordinarily low interest rates and instability in alternative investment markets. Our balance sheet liquidity position remains strong, but our continuing participation in FDIC-assisted transactions creates pressure on liquidity management due to the uncertainty regarding retention of assumed deposit liabilities at a reasonable cost.

Ongoing economic weakness continues to have a significant impact on virtually all financial institutions in the United States, including BancShares. In addition to the various actions previously enacted by governmental agencies and the likelihood of sweeping reform of financial institution regulation, it is likely that further changes will occur as the Federal government attempts to restore stability to the financial services sector.

We operate in diverse geographic markets and can increase our business volumes and profitability by offering competitive products and superior customer service. In addition to our focus on retaining customers of the four banks involved in the FDIC-assisted transactions, we continue to concentrate our marketing efforts on business owners, medical and other professionals and financially active individuals. We seek to increase fee income in areas such as wealth management, cardholder and merchant services and insurance and treasury services. Leveraging on our investments in technology, we also focus on opportunities to generate income by providing various processing services to other banks.

BancShares’ consolidated net income during the first quarter of 2010 equaled $107.6 million, an increase of $99.0 million over the $8.7 million earned during the corresponding period of 2009. The FDIC-assisted transactions involving First Regional and SAB generated after-tax gains that totaled $83.7 million. The annualized return on average assets amounted to 2.19 percent during the first quarter of 2010, compared to 0.21 percent during the same period of 2009. The annualized return on average equity was 27.40 percent during 2010, up from 2.44 percent in 2009. Net income per share during the first quarter of 2010 totaled $10.31, compared to $0.83 during the first quarter of 2009.

Net interest income increased $35.2 million from $115.8 million in the first quarter of 2009 to $151.0 million in 2010, an increase of 30.4 percent resulting from balance sheet growth and a significant improvement in the net yield on interest-earning assets. The net yield on interest-earning assets improved by 43 basis points from 3.09 in the first quarter 2009 to 3.52 percent in 2010 due to favorable changes in deposit costs and the positive impact of yields and rates on acquired loans and assumed deposits.

Noninterest income increased $143.9 million, including the $137.6 million pre-tax acquisition gains and increases in cardholder and merchant services income. Noninterest expense increased $17.7 million or 11.4 percent from 2009 to 2010 on acquisition related activities, primarily the result of operating costs for acquired branches and expenses related to the operation and disposition of other real estate.

Financial Summary	Table 4

	2010	2009
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
		(thousands, except share data and ratios)
Summary of Operations
Interest income	$200,700	$191,976	$189,690	$176,841	$179,652
Interest expense	49,664	49,575	54,413	59,809	63,847

Net interest income	151,036	142,401	135,277	117,032	115,805
Provision for loan and lease losses	16,930	21,617	18,265	20,759	17,976

Net interest income after provision for loan and lease losses	134,106	120,784	117,012	96,273	97,829
Gain on acquisitions	137,649	(536)	104,970	—	—
Other noninterest income	75,949	82,800	77,661	73,164	69,692
Noninterest expense	172,950	174,165	166,277	160,868	155,240

Income before income taxes	174,754	28,883	133,366	8,569	12,281
Income taxes	67,140	9,883	50,898	2,369	3,618

Net income	$107,614	$19,000	$82,468	$6,200	$8,663

Net interest income, taxable equivalent	$151,870	$143,446	$136,426	$118,350	$117,225

Per Share Data
Net income	$10.31	$1.82	$7.90	$0.59	$0.83
Cash dividends	0.300	0.300	0.300	0.300	0.300
Market price at period end (Class A)	198.76	164.01	159.10	133.65	131.80
Book value at period end	159.91	149.42	145.16	137.45	137.65
Tangible book value at period end	148.68	138.98	134.66	127.32	127.48

Selected Quarterly Averages
Total assets	$19,957,379	$18,386,775	$17,892,599	$17,309,656	$16,945,383
Investment securities	3,060,237	3,134,971	3,596,422	3,578,604	3,246,898
Loans and leases (covered and not covered)	13,789,081	12,877,150	12,078,390	11,621,450	11,659,874
Interest-earning assets	17,507,787	16,319,611	15,862,964	15,725,319	15,373,383
Deposits	16,576,039	15,291,720	14,792,449	14,316,103	13,897,701
Interest-bearing liabilities	14,681,127	13,467,532	13,137,412	12,840,612	12,596,452
Long-term obligations	964,944	795,646	810,049	734,042	733,087
Shareholders’ equity	$1,593,072	$1,535,828	$1,457,599	$1,433,427	$1,438,109
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Selected Quarter-End Balances
Total assets	$21,215,691	$18,466,063	$18,512,878	$17,317,880	$17,214,265
Investment securities	3,378,482	2,932,765	3,287,309	3,749,525	3,324,770
Loans and leases (covered and not covered)	14,242,302	12,818,019	12,778,161	11,638,965	11,497,088
Deposits	17,843,827	15,337,567	15,348,955	14,358,149	14,229,548
Shareholders’ equity	1,668,593	1,559,115	1,514,684	1,434,213	1,436,277

Selected Ratios and Other Data
Rate of return on average assets (annualized)	2.19%	0.41%	1.83%	0.14%	0.21%
Rate of return on average shareholders’ equity (annualized)	27.40	4.92	22.45	1.73	2.44
Net yield on interest-earning assets (taxable equivalent)	3.52	3.49	3.41	3.01	3.09
Allowance for loan and lease losses to noncovered loans and leases at period end	1.49	1.45	1.43	1.41	1.41
Nonperforming assets to total loans and leases plus other real estate at period end:
Covered under loss share agreements	22.23	17.39	15.08	—	—
Not covered under loss share agreements	1.37	1.32	0.92	0.89	0.86
Tier 1 risk-based capital ratio	13.83	13.34	13.33	13.30	13.29
Total risk-based capital ratio	16.07	15.59	15.58	15.59	15.57
Leverage capital ratio	9.36	9.54	9.73	9.68	9.83
Dividend payout ratio	2.91	16.48	3.80	50.85	36.14
Average loans and leases to average deposits	83.19	84.21	81.65	81.18	83.90

Average loans and leases includes nonaccrual loans and loans held for sale.

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier investments typically carry a higher interest rate, but expose us to potentially increased levels of default.

We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. That focus on asset quality also influences the composition of our investment securities portfolio. At March 31, 2010, United States Treasury and government agency securities represent 79.7 percent of our investment securities portfolio; corporate bonds issued under the FDIC’s Treasury Liquidity Guaranty Program represent 14.4 percent; and residential mortgage-backed securities represent 5.3 percent of the total portfolio. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.

During 2010, changes in our interest-earning assets primarily reflect the impact of assets acquired in the FDIC-assisted transactions. The investment securities portfolio changes are primarily based on trends among loans and leases, deposits and short-term borrowings. When inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow overnight investments to decline and use proceeds from maturing securities to fund loan demand.

During the first quarter of 2010, interest-earning assets averaged $17.51 billion, an increase of $1.19 billion or 7.3 percent since December 31, 2009 and $2.13 billion or 13.9 percent from the first quarter of 2009. This increase primarily results from assets acquired in the FDIC-assisted transactions.

Loans and leases. At March 31, 2010, December 31, 2009 and March 31,2009, loans and leases totaled $14.24 billion, $12.82 billion and $11.50 billion, respectively. Loans covered under loss share agreements with the FDIC totaled $2.60 billion at March 31, 2010 compared to $1.17 billion at December 31, 2009. There were no covered loans outstanding at March 31, 2009. Loans not covered under loss share agreements equaled $11.64 billion at March 31, 2010, a decrease of $5.0 million from December 31, 2009 and an increase of $143.0 million over March 31, 2009.

Commercial real estate loans not covered under loss share agreements totaled $4.59 billion at March 31, 2010, representing 39.4 percent of noncovered loans and leases. This balance represents an increase of $37.2 million or .8 percent since December 31, 2009 and $252.9 million or 5.8 percent since March 31, 2009. Demand for loans secured by owner-occupied medical and professional facilities remained reasonably strong through December 31, 2009, but weakened during the first quarter of 2010. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At March 31, 2010, revolving mortgage loans not covered under loss share agreements totaled $2.16 billion, representing 18.6 percent of total noncovered loans outstanding, an increase of $12.4 million or .6 percent since December 31, 2009 and $175.3 million or 8.8 percent compared to March 31, 2009. Although BancShares experienced robust origination of new credit lines and improved line utilization during 2009, most of the increase results from changes to accounting for QSPEs and controlling financial interests that became effective on January 1, 2010. As a result of the accounting change, $97.3 million of revolving mortgage loans that were previously securitized, sold and removed from the consolidated balance sheet were returned to the balance sheet upon adoption of the new accounting guidance.

Commercial and industrial loans not covered under loss share agreements equaled $1.79 billion or 15.4 percent of total noncovered loans and leases. These loans decreased $39.5 million or 2.2 percent since December 31, 2009 and $63.9 million or 3.4 percent since March 31, 2009 due to a decline in customer demand driven by recessionary economic conditions during 2009 and early 2010.

Loans and Leases	Table 5

	2010	2009
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(thousands)
Loans covered under loss share agreements	$2,602,261	$1,173,020	$1,257,478	$—	$—

Loans and leases not covered under loss share agreements:
Real estate:
Construction and land development	644,031	622,354	621,176	677,884	735,619
Commercial mortgage	4,589,291	4,552,078	4,514,554	4,397,247	4,336,382
Residential mortgage	912,955	864,704	876,001	858,036	862,646
Revolving mortgage	2,159,581	2,147,223	2,114,018	2,052,941	1,984,249
Other mortgage	161,770	158,187	101,802	155,483	152,561

Total real estate loans	8,467,628	8,344,546	8,227,551	8,141,591	8,071,457
Commercial and industrial	1,793,195	1,832,670	1,822,526	1,858,910	1,857,092
Consumer	864,238	941,986	998,007	1,070,290	1,132,059
Lease financing	316,912	330,713	335,515	332,644	344,054
Other	198,068	195,084	137,084	119,610	92,426

Total loans and leases not covered under loss share agreements	11,640,041	11,644,999	11,520,683	11,523,045	11,497,088

Total loans and leases	14,242,302	12,818,019	12,778,161	11,523,045	11,497,088
Less allowance for loan and lease losses	176,273	172,282	165,282	162,282	161,572

Net loans and leases	$14,066,029	$12,645,737	$12,612,879	$11,360,763	$11,335,516

	March 31, 2010
	Impaired at acquisition date	All other acquired loans	Total
	(thousands)
Loans covered under loss share agreements:
Real estate:
Construction and land development	$183,009	$621,676	$804,685
Commercial mortgage	192,190	987,334	1,179,524
Residential mortgage	41,102	250,191	291,293
Revolving mortgage	4,945	16,720	21,665
Other mortgage	20,865	54,306	75,171

Total real estate loans	442,111	1,930,227	2,372,338
Commercial and industrial	35,895	166,579	202,474
Consumer	1,478	8,224	9,702
Other	5,066	12,681	17,747

Total loans covered under loss share agreements	$484,550	$2,117,711	$2,602,261

Construction and land development loans not covered under loss share agreements totaled $644.0 million or 5.5 percent of total loans at March 31, 2010, an increase of $21.7 million or 3.5 percent since December 31, 2009 and a decrease of $91.6 million or 12.5 percent since March 31, 2009. Of the $644.0 million of noncovered construction loans outstanding as of March 31, 2010, $59.1 million was in the Atlanta, Georgia and southwest Florida markets. Both of these market areas experienced significant reductions in real estate values during 2009. The majority of the remaining $684.3 million of noncovered construction and land development loans are in North Carolina and Virginia where real estate values have declined more modestly.

Consumer loans not covered under loss share agreements totaled $864.2 million at March 31, 2010, down $77.7 million or 8.3 percent since December 31, 2009 and $267.8 million or 23.7 percent from March 31, 2009. This decline results from our decision during 2008 to discontinue originations of sales finance loans through our dealer network and the general decline in consumer borrowing in 2009 and early 2010 due to recessionary economic conditions.

Among loans covered under loss share agreements, commercial real estate loans totaled $1.18 billion at March 31, 2010, representing 45.3 percent of the total covered portfolio compared to $590.4 million or 50.3 percent of total covered loans as of December 31, 2009. Construction and land development loans totaled $804.7 million, or 30.9 percent of total covered loans at March 31, 2010, an increase of $498.6 million from the December 31, 2009 total of $306.0 million, which represented 26.1 percent of the total covered loans. Commercial and industrial loans totaled $202.5 million or 7.8 percent of total covered loans at March 31, 2010, an increase of $107.2 million from the December 31, 2009 total of $95.2 million, which represented 8.1 percent of total covered loans. Residential mortgage loans covered by the FDIC totaled $291.3 million or 11.2 percent of the covered portfolio as of March 31, 2010 compared to $152.3 million or 13.0 percent of total covered loans at December 31, 2009.

We expect non-acquisition loan growth for 2010 to be extremely limited due to the generally weak demand for loans and widespread customer desire to deleverage. Loan projections are subject to change due to further economic deterioration or improvement and other external factors.

Investment securities. Investment securities available for sale equaled $3.38 billion at March 31, 2010, compared to $2.93 billion at December 31, 2009 and $3.32 billion at March 31, 2009. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. Investment securities held to maturity totaled $3.3 million at March 31, 2010, compared to $3.6 million at December 31, 2009 and $5.7 million at March 31, 2009. Securities that are classified as held to maturity reflect BancShares’ ability and positive intent to hold those investments until maturity.

Investment Securities	Table 6

	March 31, 2010				March 31, 2009
	Cost	Fair Value	Average Maturity (1) (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Average Maturity (1) (Yrs./Mos.)	Taxable Equivalent Yield

	(thousands)
Investment securities available for sale:
U. S. Government:
Within one year	$1,978,911	$1,987,650	0/6	1.65%	$1,313,362	$1,330,179	0/6	3.79%
One to five years	690,508	692,017	1/5	0.84	1,646,345	1,669,183	1/7	1.65
Five to ten years	7,846	7,846	8/9	4.38	—	—	—	—
Over ten years	4,000	4,000	14/7	4.25	—	—	—	—

Total	2,681,265	2,691,513	0/9	1.45	2,959,707	2,999,362	1/1	2.60
Residential mortgage-backed securities
Within one year	6	5	0/12	5.91	—	—	—	—
One to five years	12,553	12,852	2/8	1.24	29	26	2/4	5.39
Five to ten years	1,557	1,576	8/5	4.88	761	769	9/0	4.55
Over ten years	160,403	162,931	27/1	5.01	91,062	93,826	27/8	5.23

Total	174,519	177,364	25/2	4.73	91,852	94,621	27/1	5.22
State, county and municipal:
Within one year	128	128	0/11	5.75	1,672	1,678	0/4	4.12
One to five years	1,106	1,133	2/1	4.64	1,111	1,121	3/1	4.65
Five to ten years	—	—	—	—	—	—	—	—
Over ten years	10	10	10/8	4.97	10	10	11/8	4.97

Total	1,244	1,271	2/1	4.76	2,793	2,809	1/6	4.33
Corporate bonds (2)
Within one year	25,185	25,279	0/12	1.07	—	—	—	—
One to five years	455,391	461,351	1/12	1.87	204,478	205,148	2/9	1.95

Total	480,576	486,630	1/11	1.83	204,478	205,148	2/9	1.95
Other
Five to ten years	—	—	—	—	3,006	5,008	9/5	11.05

Total	—	—	—	—	3,006	5,008	9/5	11.05
Equity securities	1,544	18,380			3,949	12,077

Total investment securities available for sale	3,339,148	3,375,158			3,265,785	3,319,025

Investment securities held to maturity:	—
Residential mortgage-backed securities
Five to ten years	3,032	3,240	7/0	5.54%	3,992	4,179	8/0	5.54%
Over ten years	141	182	17/12	6.49	161	196	18/7	6.45

Total	3,173	3,422	7/6	5.59	4,153	4,375	8/5	5.57
State, county and municipal:
Within one year	—	—	—	—	151	151	0/4	5.88
One to five years	151	151	3/7	5.55	—	—
Five to ten years	—	—	—	—	1,441	1,515	9/1	6.02

Total	151	151	3/7	5.55	1,592	1,666	8/6	6.01
Total investment securities held to maturity	3,324	3,573	7/4	5.58	5,745	6,041	8/5	5.68

Total investment securities	$3,342,472	$3,378,731			$3,271,530	$3,325,066

(1)	Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35.0 percent for federal income tax purposes and 6.9 percent for state income taxes for all periods.
(2)	Debt securities issued pursuant to the Transitional Liquidity Guarantee Program.

Income on interest-earning assets. Interest income amounted to $200.7 million during the first quarter of 2010, a $21.0 million or 11.7 percent increase from the first quarter of 2009. During the first quarter of 2010, the improvement in interest income was the result of higher average balances, partially offset by lower yields. Average interest-earning assets increased $2.13 billion or 13.9 percent from $15.37 billion to $17.51 billion. The taxable-equivalent yield on interest-earning assets equaled 4.66 percent for the first quarter of 2010, compared to 4.76 percent for the corresponding period of 2009.

Loan and lease interest income for the first quarter of 2010 equaled $187.1 million, an increase of $30.5 million from the first quarter of 2009, the combined result of higher average volume and higher yields. Average loans and leases increased $2.13 billion or 18.3 percent from 2009 to 2010. The taxable-equivalent yield was 5.51 percent during the first quarter of 2010, a 6 basis point increase from the same period of 2009. The increased yield resulted from acquired loans, new loans and leases originated at current market rates and repricing of variable-rate loans.

Interest income earned on the investment securities portfolio amounted to $13.2 million during the first quarter of 2010 and $22.8 million during the same period of 2009, a decrease of $9.7 million or 42.4 percent. This decrease in income is the result of substantially lower yields and reduced average volume. The taxable-equivalent yield declined 121 basis points from 2.95 percent in the first quarter of 2009 to 1.74 percent in the first quarter of 2010. This reduction in yields was caused by extraordinarily low market interest rates. We anticipate the yield on investment securities will remain depressed until the Federal Reserve begins to raise the benchmark fed funds rates, an action that would likely lead to higher asset yields.

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

Deposits. At March 31, 2010, total deposits equaled $17.84 billion, an increase of $2.5 billion or 16.3 percent since December 31, 2009 and $3.61 billion or 25.4 percent over March 31, 2009 primarily due to the assumption of deposit liabilities resulting from the FDIC-assisted transactions. Average interest-bearing deposits were $13.10 billion during the first quarter of 2010, an increase of $1.08 billion or 9.0 percent from the fourth quarter of 2009 and $1.89 billion or 16.9 percent from the first quarter of 2009. Average money market accounts increased $473.1 million from the fourth quarter of 2009 and $942.5 million or 25.8 percent from the first quarter of 2009, as customers held available liquidity in flexible deposit accounts. During the first quarter of 2010, time deposits averaged $6.17 billion, up $566.3 million or 10.1 percent from December 31, 2009 and $621.3 million or 11.2 percent from the first quarter of 2009.

Due to the ongoing industry-wide liquidity challenges and our historic focus on maintaining a liquid balance sheet, we continue to focus on deposit attraction and retention as a key business objective. We endeavor to retain a significant portion of core demand and money market account balances and reasonably priced time deposits assumed in the FDIC-assisted transactions. Ultimately, our ability to satisfy customer loan demand could be constrained unless we are able to continue to generate new deposits at a reasonable cost.

Short-term borrowings At March 31, 2010, short-term borrowings totaled $594.1 million compared to $642.4 million at December 31, 2009 and $641.9 million at March 31, 2009. For the quarters ended March 31, 2010, December 31, 2009 and March 31, 2009, short-term borrowings averaged $619.1 million, $651.8 million and $656.6 million, respectively. The $37.4 million or 5.7 percent reduction in average short-term borrowings since March 31, 2009 resulted from scheduled maturities of short-term borrowings. A total of $404.4 million in short-term borrowings was assumed from First Regional and SAB, $110.0 million of which was overnight borrowings from the Federal Reserve Bank which was paid out on February 1, 2010.

Long-term obligations. Long-term obligations equaled $922.2 million at March 31, 2010, up $124.8 million from December 31, 2009 and $189.2 million from March 31, 2009, resulting from the assumption of Federal Home Loan Bank (FHLB) obligations in the FDIC-assisted transactions.

Expense on interest-bearing liabilities. Interest expense amounted to $49.7 million during the first quarter of 2010, a $14.2 million or 22.2 percent decrease from the first quarter of 2009. The lower interest expense was the net result of lower rates and higher average volume. The rate on average interest-bearing liabilities equaled 1.37 percent during the first quarter of 2010, a 68 basis point decrease from the first quarter of 2009. Average interest-bearing liabilities increased $2.08 billion or 16.5 percent from first quarter of 2009 to the first quarter of 2010 due to the assumption of $2.94 billion of interest-bearing liabilities with the four FDIC-assisted transactions since July 2009.

NET INTEREST INCOME

Net interest income totaled $151.0 million during the first quarter of 2010, an increase of $35.2 million or 30.4 percent from the first quarter of 2009. The taxable-equivalent net yield on interest-earning assets equaled 3.52 percent for the first quarter of 2010, up 43 basis points from the 3.09 percent recorded for the first quarter of 2009 due to favorable changes in deposit costs and the positive impact of yields and rates on acquired loans and assumed deposits.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis—Three Months	Table 7

	2010			2009			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$13,789,081	$187,500	5.51%	$11,659,874	$157,145	5.45%	$28,564	$1,791	$30,355
Investment securities:
U. S. Government	2,398,941	9,739	1.58	3,072,671	21,990	2.89	(3,550)	(8,701)	(12,251)
Residential mortgage backed securities	149,371	1,564	4.25	90,532	1,148	5.14	680	(264)	416
Corporate bonds	487,272	2,135	1.75	58,820	278	1.89	2,974	(1,117)	1,857
State, county and municipal	3,621	53	5.94	4,429	79	7.23	(13)	(13)	(26)
Other	21,032	70	1.35	20,446	207	4.11	4	(141)	(137)

Total investment securities	3,060,237	13,561	1.74	3,246,898	23,702	2.95	95	(10,236)	(10,141)
Overnight investments	658,469	474	0.29	466,611	225	0.20	120	129	249

Total interest-earning assets	$17,507,787	$201,535	4.66%	$15,373,383	$181,072	4.76%	$28,779	$(8,316)	$20,463

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,668,916	$499	0.12%	$1,465,164	$422	0.12%	$69	$8	$77
Savings	668,159	290	0.18	545,512	168	0.12	39	83	122
Money market accounts	4,590,614	7,306	0.65	3,648,079	8,394	0.93	1,796	(2,884)	(1,088)
Time deposits	6,169,370	30,022	1.97	5,548,053	43,962	3.21	4,001	(17,941)	(13,940)

Total interest-bearing deposits	13,097,059	38,117	1.18	11,206,808	52,946	1.92	5,905	(20,734)	(14,829)
Short-term borrowings	619,124	756	0.50	656,557	1,321	0.82	(61)	(504)	(565)
Long-term obligations	964,944	10,792	4.47	733,087	9,580	5.23	11,339	(10,127)	1,212

Total interest-bearing liabilities	$14,681,127	$49,665	1.37%	$12,596,452	$63,847	2.06%	$17,183	$(31,365)	$(14,182)

Interest rate spread			3.29%			2.70%

Net interest income and net yield on interest-earning assets		$151,870	3.52%		$117,225	3.09%	$11,596	$23,049	$34,645

Loans and leases include loans covered under loss share agreements, loans not covered under loss share agreements, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $834 and $1,420 for 2010 and 2009, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

NONINTEREST INCOME

Growth of noninterest income is essential to our ability to sustain adequate profitability levels. Traditionally, the primary sources of noninterest income are cardholder and merchant services income, service charges on deposit accounts, revenues derived from wealth management services and fees from processing services.

During the first three months of 2010, noninterest income amounted to $213.6 million, compared to $69.7 million during the same period of 2009. Of the $143.9 million increase in noninterest income, $137.6 million resulted from first quarter 2010 gains recognized in conjunction with the FDIC-assisted transactions. Excluding the acquisition gains, noninterest income increased $6.3 million or 9.0 percent. Wealth management services income, deposit service charges and cardholder and merchant service fees were all higher. Offsetting these increases, mortgage income and fees from processing services declined.

Cardholder and merchant services generated $23.8 million of revenue during the first quarter of 2010, an increase of $2.3 million or 10.7 percent compared to the first quarter of 2009. This increase resulted from growth in merchant discount and interchange income from credit cards and Visa check cards. Transaction volume continued to grow with the expansion of our branch network in new areas.

Service charges on deposit accounts equaled $18.8 million and $17.9 million for the first quarter of 2010 and 2009, respectively. The $976,000 or 5.5 percent increase was caused by higher levels of bad check charges. Service charge income includes fees derived from an overdraft protection program that, based on legislative changes that will become effective during the third quarter of 2010, is likely to produce lower revenues.

Fees from wealth management services amounted to $11.7 million during the first quarter of 2010, compared to $10.8 million during the first quarter of 2009. The $962,000 or 8.9 percent increase was due to higher trust, brokerage and asset management revenues.

Fees from processing services, which relate to check processing and other industry-specific services provided to other financial institutions, decreased $329,000 or 4.4 percent from $7.6 million in the first quarter of 2009 to $7.2 million in the first quarter of 2010. This lower revenue was attributable to lower transaction volumes.

Mortgage income decreased from $3.5 million in the first three months of 2009 to $1.4 million in the first three months of 2010. This $2.0 million or 59.1 percent decrease was the result of lower servicing income and loan origination fees due principally to reduced refinance activity.

Other noninterest income during 2010 also benefitted from recognition of favorable adjustments to the FDIC receivable for post-acquisition credit deterioration that is eligible for reimbursement under the loss share agreements.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities, and equipment and software costs related to branch offices and technology. Noninterest expense equaled $172.9 million for the first three months of 2010, a $17.7 million or 11.4 percent increase over the $155.2 million recorded during the same period of 2009.

Salaries and wages increased $6.6 million or 10.1 percent during the first quarter of 2010 when compared to the same period of 2009. The increase principally resulted from headcount growth in acquisition markets. Employee benefits expense totaled $18.3 million for the first three months of 2010, an increase of $992,000. The 5.7 percent increase is the net impact of higher life and health insurance costs, thrift and pension costs.

Occupancy expense totaled $17.8 million in the first quarter of 2010, up $2.4 million or 15.8 percent from 2009. Higher net rent expense and depreciation on bank buildings were the primary causes of the larger expense. The increase in rent and depreciation expense on bank buildings is due to new branch construction, renovations to existing facilities and acquisitions.

Equipment expense increased $1.1 million or 7.4 percent for 2010 caused primarily by higher software-related costs.

Other expenses increased $2.7 million or 7.1 percent during the first quarter of 2010 when compared to the first quarter of 2009, which included a $2.4 million increase in foreclosure-related expenses and $701,000 higher FDIC insurance premiums. Costs related to our customer loyalty programs increased $419,000 while service processing fees grew $805,000, much of which relates to existing data processing arrangements related to the FDIC-assisted transactions.

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

Income tax expense amounted to $67.1 million during the three months ended March 31, 2010, compared to $3.6 million during the same period of 2009. The $63.5 million increase in income tax expense was the direct result of significantly higher pre-tax earnings. The effective tax rates for these periods equaled 38.4 percent and 29.4 percent, respectively. The higher effective tax rate for 2010 reflects the diluted impact of various favorable permanent differences on the current year’s pre-tax income.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

We continually monitor the capital levels and ratios for BancShares and the subsidiary banks to ensure that they comfortably exceed the minimum requirements imposed by their respective regulatory authorities and to ensure that the subsidiary banks’ capital is appropriate given each bank’s growth projection and risk profile. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material effect on the financial statements. Table 8 provides information on capital adequacy for BancShares as of March 31, 2010 and 2009.

BancShares continues to exceed minimum capital standards and the banking subsidiaries remain well-capitalized. Due to the adequacy of our capital levels, we did not apply for TARP funding under the TARP Capital Purchase Program. The sustained growth and operating losses of ISB has required BancShares to infuse significant amounts of capital into ISB to support its expanding balance sheet. Since ISB was formed in 1997, BancShares has provided $395.8 million in capital. BancShares’ prospective capacity to provide capital to support the growth of ISB is highly dependent upon FCB’s ability to return capital through dividends to BancShares. Dividends from FCB to BancShares provide the sole source for capital infusions into ISB. These dividends also fund BancShares’ payment of shareholder dividends and interest payments on a portion of its long-term obligations.

Capital Adequacy	Table 8

	Actual		Minimum requirement		Well-capitalized requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
March 31, 2010
Tier 1 risk-based capital	$1,853,929	13.83%	$536,072	4.00%	$670,090	5.00%
Total risk-based capital	2,153,717	16.07%	1,072,145	8.00%	1,340,181	10.00%
Tier 1 leverage capital	1,853,929	9.36%	594,309	3.00%	1,188,619	6.00%

December 31, 2009
Tier 1 risk-based capital	1,752,384	13.34%	498,517	4.00%	623,146	5.00%
Total risk-based capital	2,047,684	15.59%	997,034	8.00%	1,246,292	10.00%
Tier 1 leverage capital	1,752,384	9.54%	505,517	3.00%	1,011,033	6.00%

March 31, 2009
Tier 1 risk-based capital	1,655,957	13.29%	498,517	4.00%	623,146	5.00%
Total risk-based capital	1,940,062	15.57%	997,034	8.00%	1,246,292	10.00%
Tier 1 leverage capital	1,655,957	9.83%	505,517	3.00%	1,011,033	6.00%

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

Credit risk. BancShares manages and monitors extensions of credit and the quality of the loan and lease portfolio through rigorous initial underwriting processes and periodic ongoing reviews. With respect to loans originated by us, underwriting standards reflect credit policies applied by our highly centralized credit decision process. Acquired loans are evaluated at the time of acquisition and are recorded at fair value.

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

We have historically carried a significant concentration of real estate secured loans, although our underwriting policies principally rely on adequate borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and as a result a large percentage of our real estate secured loans are owner-occupied. At March 31, 2010, loans secured by real estate not covered under loss share agreements totaled $8.47 billion or 72.7 percent of total noncovered loans and leases compared to $8.34 billion or 71.7 percent of noncovered loans and leases at December 31, 2009 and $8.07 billion or 70.2 percent at March 31, 2009.

In recent years, we have sought opportunities to provide financial services to businesses associated with and professionals within the medical community. Due to strong loan growth among customers within this industry, our loans and leases to borrowers in medical, dental or related fields totaled $2.96 billion as of March 31, 2010, which represents 25.4 percent of loans and leases not covered under loss share agreements, compared to $2.93 billion or 25.1 percent of noncovered loans and leases at December 31, 2009 and $2.78 billion or 24.2 percent of noncovered loans and leases at March 31, 2009. No other industry represented more than 10 percent of total loans and leases outstanding at March 31, 2010.

Nonperforming assets include nonaccrual loans and leases, other real estate owned (OREO) and restructured loans. At March 31, 2010, BancShares’ nonperforming assets amounted to $417.2 million or 2.90 percent of total loans and leases plus OREO, compared to $374.3 million or 2.89 percent at December 31, 2009 and $98.8 million or 0.86 percent at March 31, 2009. The $42.9 million and $318.4 million surge in nonperforming assets since December 31, 2009 and March 31, 2009, respectively was primarily due to the high levels of nonperforming assets resulting from the FDIC-assisted transactions during 2010 and 2009. Of the $417.2 million in nonperforming assets at March 31, 2010, $257.6 million is covered under FDIC loss share agreements that provide significant loss protection to FCB. The nonperforming assets covered by loss share agreements represent 9.5 percent of total covered assets, compared to 17.4 percent at December 31, 2009, the decrease resulting from the First Regional and SAB transactions and continuing asset resolution efforts related to assets acquired during the FDIC-assisted transactions during 2009.

Nonperforming assets not covered by loss share agreements amounted to $159.6 million as of March 31, 2010, or 1.37 percent of noncovered loans and leases plus OREO compared to $154.0 million or 1.32 percent at December 31, 2009. The $60.8 million increase in noncovered nonperforming assets since March 31, 2009 was due to higher levels of restructured loans and OREO. At March 31, 2009, noncovered nonperforming assets totaled $98.8 million or 0.86 percent of loans, leases and OREO.

Restructured loans not covered by loss share agreements equaled $49.3 million at March 31, 2010, compared to $55.0 million at December 31, 2009 and $3.1 million at March 31, 2009, the result of modifications made to performing loans to support borrowers who were at risk of defaulting on their loan repayment obligations.

OREO not covered under loss share agreements totaled $48.4 million at March 31, 2010, compared to $40.6 million at December 31, 2009 and $32.8 million at March 31, 2009, the increase primarily relating to real estate exposures in the Atlanta, Georgia and southwest Florida markets, specifically related to residential construction activities. Both markets have experienced significant over-development that has resulted in extremely weak sales of new residential units and significant declines in property values.

At March 31, 2010, the allowance for loan and lease losses totaled $176.3 million or 1.46 percent of loans and leases not covered by loss share agreements, compared to $172.3 million or 1.45 percent at December 31, 2009 and $161.6 million or 1.41 percent at March 31, 2009. An additional allowance of $6.8 million relates to loans covered by loss share agreements, or 0.26 percent of loans covered by loss share agreements. This $6.8 million allowance was established as a result of adjustments in acquisition date loss estimates due to post-acquisition deterioration in credit quality for certain covered loans. The $4.0 million and $14.7 million increase in the allowance for noncovered loan and lease losses since December 31, 2009 and March 31, 2009, respectively was primarily due to deterioration in credit quality within noncovered commercial loans, revolving mortgage loans, and residential construction loans.

Management considers the allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at March 31, 2010, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.

The provision for loan and lease losses recorded during the first quarter of 2010 equaled $16.9 million, compared to $21.6 million during the fourth quarter of 2009 and $18.7 million during the first quarter of 2009. The $4.7 million decrease resulted from lower net charge-offs and provisions in the commercial loan portfolio as well as the lack of growth in noncovered loans and leases. Net charge-offs on noncovered loans during the first quarter of 2010 equaled $13.6 million compared to $14.6 million during the fourth quarter of 2009. On an annualized basis, net charge-offs represent 0.47 percent of average noncovered loans and leases during the first quarter of 2010 compared to 0.50 percent in the fourth quarter of 2009.

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

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our rate sensitivity and interest rate risk. However, during 2006, we entered into an interest rate swap to synthetically convert the variable rate on $115.0 million of junior subordinated debentures to a fixed rate of 7.125 percent for a period of five years. During 2009, we entered into a second interest rate swap covering the period from June 2011 to June 2016 at a fixed interest rate of 5.50 percent. Both of the interest rate swaps qualify as hedges under US GAAP.

Table 9 provides details concerning the allowance for loan and lease losses during the past five quarters.

Allowance for Loan and Lease Loss Experience and Risk Elements	Table 9

	2010	2009
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(thousands, except ratios)
Allowance for loan and lease losses at beginning of period	$172,282	$165,282	$162,282	$161,572	$157,569
Adjustment for change in accounting principle	681	—	—	—	—
Provision for loan and lease losses	16,930	21,617	18,266	21,506	17,976
Net charge-offs:
Charge-offs	(14,858)	(15,660)	(16,671)	(22,048)	(14,976)
Recoveries	1,238	1,043	1,405	1,252	1,003

Net charge-offs	(13,620)	(14,617)	(15,266)	(20,796)	(13,973)

Allowance for loan and lease losses at end of period	$176,273	$172,282	$165,282	$162,282	$161,572

Reserve for unfunded commitments	$7,180	$7,130	$7,282	$7,213	$7,923
Average loans and leases:
Covered under loss share agreements	$2,051,145	$1,212,978	$653,126	$—	$—
Not covered under loss share agreements	11,737,654	11,664,172	11,425,264	11,621,450	11,659,873
Loans and leases at period-end:
Covered under loss sharing agreements	2,602,261	1,173,020	1,257,478	—	—
Not covered under loss sharing agreements	11,640,041	11,644,999	11,520,683	11,523,045	11,497,079

Risk Elements
Nonaccrual loans and leases
Covered under loss share agreements	$123,602	$116,446	$102,473	$—	$—
Not covered under loss share agreements	61,904	58,417	56,628	63,756	62,903
Other real estate
Covered under loss share agreements	109,783	93,774	102,600	—	—
Not covered under loss share agreements	48,368	40,607	44,703	33,301	32,787
Troubled debt restructurings
Covered under loss share agreements	24,216	10,013	—	—	—
Not covered under loss share agreements	49,309	55,025	4,990	5,334	3,100

Total nonperforming assets	$417,182	$374,282	$311,394	$102,391	$98,790

Nonperforming assets covered under loss share agreements	$257,601	$220,233	$205,073	$—	$—
Nonperforming assets not covered under loss share agreements	159,581	154,049	106,321	102,391	98,790

Total nonperforming assets	$417,182	$374,282	$311,394	$102,391	$98,790

Accruing loans and leases 90 days or more past due:
Covered under loss share agreements	$—	$—	$—	$—	$—
Not covered under loss share agreements	23,701	27,766	16,507	20,328	20,328

Ratios
Net charge-offs (annualized) to average noncovered loans and leases	0.47%	0.50%	0.53%	0.72%	0.49%
Allowance for loan and lease losses to total loans and leases:
Covered under loss share agreements	0.37	0.30	—	—	—
Not covered under loss share agreements	1.46	1.45	1.43	1.41	1.41
Nonperforming assets to total loans and leases plus other real estate
Covered under loss share agreements	9.50	17.39	15.08	—	—
Not covered under loss share agreements	1.37	1.32	0.92	0.89	0.86
Total	2.90	2.89	2.41	0.89	0.86

At March 31, 2010, nonperforming assets excludes $345,465 of impaired loans and leases covered under loss share agreements that are accounted for under the accretion method. These loans will accrete interest income over the remaining life of each loan using estimated cash flow analyses.

Liquidity risk. Liquidity risk results from the mismatching of asset and liability cash flows and the potential inability to secure adequate amounts of funding from traditional sources of liquidity. BancShares manages this risk by structuring its balance sheet prudently and by maintaining various borrowing resources to fund potential cash needs. BancShares has historically maintained a strong focus on liquidity, and we have traditionally relied on our deposit base as our primary liquidity source. Short-term borrowings resulting from commercial treasury customers have also emerged as an important source of liquidity in recent years, although the majority of those borrowings must be collateralized thereby potentially restricting the use of the resulting liquidity. Through our deposit and treasury services pricing strategies, we have the ability to stimulate or curtail liability growth.

Exclusive of deposits assumed in the FDIC-assisted transactions, deposits increased during 2010 and 2009 due to a surge in the domestic savings rate, a flight to high quality banks such as BancShares, and a desire by customers to seek safety from uncertain investment instruments. While deposits have continued to grow despite falling interest rates, lower rates have caused a significant reduction in treasury services balances.

The 2009 and 2010 FDIC-assisted transactions have created additional pressures on our liquidity and will require us to generate incremental liquidity in 2010. These pressures are a function of relatively modest cash receipts arising from payments on covered loans and the FDIC receivable for loss share agreements versus the level of deposit outflows. The deposit outflows are driven by high levels of wholesale and other non-core funding sources typically utilized by failing institutions, a large portion of which typically are withdrawn from the acquiring institution subsequent to the acquisition date. The incremental liquidity to fund our acquisitions will be primarily generated outside of the failed bank markets through new core deposits within the legacy FCB franchise, augmented as needed by broker deposits and FHLB borrowings.

We occasionally utilize borrowings from the Federal Home Loan Bank of Atlanta as an alternative source of liquidity, and to assist in matching the maturities of longer dated interest-earning assets. At March 31, 2010, we had sufficient collateral pledged to provide access to $1.25 billion of additional borrowings. Additionally, we maintain federal funds lines of credit and other borrowing facilities. At March 31, 2010, BancShares had access to $500.0 million in unsecured borrowings through its various sources.

Once we have satisfied our loan demand and other funding needs, residual liquidity is held in cash or invested in overnight investments and investment securities available for sale. Net of amounts pledged for various purposes, the amount of such immediately available balance sheet liquidity amounted to $2.36 billion at March 31, 2010 compared to $1.86 billion at March 31, 2009.

SEGMENT REPORTING

BancShares conducts its banking operations through its two banking subsidiaries, FCB and ISB. Although FCB and ISB offer similar products and services to customers, each entity operates in distinct geographic markets and has separate management groups, with the exception of California, Washington and Florida where both now operate as a result of the FDIC-assisted transactions. We monitor growth and financial results in these institutions separately and, within each institution, by geographic segregation.

Although FCB has grown through acquisition in certain of its markets, throughout its history the majority of its expansion has been accomplished on a de novo basis. Because of its size, the costs associated with FCB’s current rate of expansion are not material to its financial performance. Since ISB began operation in 1997, it has followed a similar business model for growth and expansion on a de novo basis. Due to the rapid pace of its growth and the number of branch offices that have not attained sufficient size to achieve profitability, the financial results and trends of ISB have been significantly affected by the large percentage of markets that are relatively new. Each new market ISB enters creates additional operating costs that are typically not fully offset by operating revenues until three to four years of operation. Losses incurred since ISB’s inception total $85.7 million, due not only to the rapid rate of expansion but also to large credit costs incurred during the last several years.

IronStone Bank. At March 31, 2010, ISB operated 58 facilities in twelve states. ISB’s total assets equaled $2.77 billion at March 31, 2010 compared to $2.64 billion at March 31, 2009, an increase of $125.8 million or 4.8 percent. ISB recorded a net loss of $766,000 during the first quarter of 2010, compared to net loss of $6.7 million during the same period of 2009. We believe that current year operating results will be favorable compared to 2009 due to lower credit costs and improved net interest income.

Net interest income increased $4.2 million during the first quarter of 2010, the result of an improved net yield on interest-earning assets. The provision for credit losses decreased $5.2 million during the first quarter of 2010 due to lower net charge-offs and provisions in the residential construction loan portfolio. Net charge-offs decreased from $6.1 million in the first quarter of 2009 to $4.4 million in the first quarter of 2010. On an annualized basis, the ratio of current quarter net charge-offs to average loans and leases outstanding equaled 0.80 percent, compared to 1.12 percent in the prior year.

ISB’s noninterest income increased $114,000 or 3.5 percent during the first quarter of 2010, due to increases in cardholder and merchant services income. Noninterest expense increased $271,000 or 1.2 percent during the first quarter of 2010, versus the same period of 2009. Salary expense increased $589,000 or 8.0 percent as a result of new offices opened in late-2009. Occupancy expense was also up by $458,000 or 11.6 percent. Other expense declined $1.1 million from the prior year primarily due to a reduction in foreclosure-related expenses.

First-Citizens Bank & Trust Company. At March 31, 2010, FCB operated 393 branches in seven states and Washington, DC. FCB’s total assets increased from $14.41 billion at March 31, 2009 to $18.49 billion at March 31, 2010, an increase of $4.08 billion or 28.3 percent as a result of assets acquired in FDIC-assisted transactions. FCB recorded net income of $111.9 million during the first quarter of 2010 compared to $18.0 million during the same period of 2009. This represents a $93.9 million increase in net income caused primarily by acquisition gains in the first quarter of 2010. Excluding the gains from the acquired banks, First Citizens had pre-tax income of $43.7 million, compared to $26.8 million in 2009. FCB’s net interest income increased $32.6 million or 32.0 percent during 2010, due to higher average interest-earning assets and an improved net yield on interest-earning assets.

The provision for loan and lease losses increased $4.2 million due to higher net charge offs and higher provision for losses on Equity Line loans. FCB’s ratio of net charge-offs to average noncovered loans and leases equaled 0.39 percent for the first quarter of 2010 compared to 0.34 percent for the same period of 2009. FCB’s noninterest income increased $143.2 million during the first quarter of 2010, primarily the result of the nonrecurring gain from the FDIC-assisted transactions. Improvements were noted in wealth advisory services, deposit service charges and cardholder and merchant services income. Reductions were noted in fees from processing services, mortgage income and ATM income. Noninterest expense increased $17.1 million or 12.6 percent during 2010, caused principally by increased costs as a result of the FDIC-assisted transactions.

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

CURRENT ACCOUNTING AND REGULATORY ISSUES

Beginning January 1, 2009, changes to accounting for business combinations became effective. The new guidance established the acquisition method of accounting for all business combinations and required that an acquirer be identified for each business combination. The acquirer is required to recognize the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. The fair value established for loans includes any estimated losses; therefore, no allowance for loan losses is established at acquisition. The new guidance required that acquisition-related costs and restructuring costs be recognized as period expenses as incurred. BancShares adopted this change on January 1, 2009 and the acquisition method of accounting was applied for the acquisitions of TVB and VB during 2009 and First Regional and SAB in 2010 by BancShares’ wholly-owned subsidiary First-Citizens Bank & Trust Company.

Beginning with the first annual reporting period after November 15, 2009, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with applicable consolidation guidance. If the evaluation results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. In addition, an enterprise is required to perform an analysis to determine whether the enterprise’s variable interest give it a controlling financial interest in a variable interest entity. This change is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets and variable interest entities. In 2005, FCB securitized and sold approximately $250 million of HELOC loans through the use of a QSPE. This QSPE was determined to be a variable interest entity (VIE) for which FCB is obligated to now recognize the underlying assets and liabilities in the consolidated financial statements. The assets and liabilities were recorded in the first quarter of 2010 with an increase in loans of $97.3 million, an increase in debt of $86.9 million, removal of the carrying value of the residual interest strip in the amount of $1.3 million, recognition of $3.2 million in deferred tax liability, increase in the allowance for loan and losses of $681,000, decrease to the servicing asset for $304,000 and an adjustment to beginning retained earnings for $4.9 million.

Beginning January 1, 2010, new accounting guidance requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level-3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required beginning January 1, 2011. The remaining disclosure requirements and clarifications became effective on January 1, 2010 and are included in Note E—Fair Value Disclosures.

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

Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions that affect our loan and lease portfolio, the abilities of our borrowers to repay their loans and leases, the values of real estate and other collateral, the impact of the Acquisitions, and other developments or changes in our business that we do not expect.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of March 31, 2010, BancShares’ market risk profile has not changed significantly from December 31, 2009. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares’ internal control over financial reporting occurred during the first quarter of 2010 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

With respect to the FDIC-assisted transactions, the exposures to prospective losses on certain assets are covered under loss share agreements with the FDIC. These loss share agreements impose certain obligations on us that, in the event of noncompliance could result in the disallowance of our rights under the loss share agreements.

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

Liquidity

Liquidity is essential to our businesses. Our deposit base represents our primary source of liquidity, and we normally have the ability to stimulate deposit growth through our pricing strategies. However, in circumstances where our ability to generate needed liquidity is impaired, we would need access to alternative liquidity sources such as overnight or other short-term borrowings. While we maintain access to alternative funding sources, we are dependent on the availability of collateral, the counterparty’s willingness to lend to us and their liquidity capacity.

Gain on acquisitions

The acquisition gains recorded during 2010 and 2009 are preliminary and subject to revision for a period of one year following the respective acquisition date. Adjustments may be recorded based on additional information received after the acquisition date that affects the respective acquisition date fair values of assets acquired and liabilities assumed. Downward adjustments in values of assets acquired or increases in values of liabilities assumed on the date of acquisition would lower this gain on acquisitions.

Deposit insurance premiums

During 2009, due to a higher level of bank failures, the FDIC increased recurring deposit insurance premiums, imposed a special assessment on insured financial institutions, and required insured financial institutions to prepay three years of deposit premiums. Due to the continuing volume of bank failures, it is possible that additional funding will be required from insured financial institutions in order to restore the Deposit Insurance Fund to the Congressionally-established target.

Access to capital

Based on existing capital levels, BancShares and its subsidiary banks maintain well-capitalized ratios under current leverage and risk-based capital standards including the impact of the acquisitions in 2010 of First Regional and SAB. Historically, our primary capital sources have been retained earnings and debt issued through both private and public markets including junior subordinated debentures and subordinated debt. The market for junior subordinated debentures has been severely limited during the current economic environment, and our ability to raise capital by issuing new junior subordinated debentures at reasonable rates is highly questionable. A lack of access to capital could limit our ability to consummate additional acquisitions, make new loans, meet our existing lending commitments, and could potentially affect our liquidity and capital adequacy.

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

Dated: May 10, 2010	FIRST CITIZENS BANCSHARES, INC. (Registrant)

	By:	/s/ KENNETH A. BLACK
Kenneth A. Black Vice President, Treasurer and Chief Financial Officer