Form 10-Q
period 2010-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2010-08-06
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of ‘accelerated filer’ and ‘large accelerated filer’ in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class A Common Stock—$1 Par Value—8,756,778 shares

Class B Common Stock—$1 Par Value—1,677,675 shares

(Number of shares outstanding, by class, as of August 6, 2010)

Part 1

Item 1. Financial Statements (Unaudited)

First Citizens BancShares, Inc. and Subsidiaries

Consolidated Balance Sheets

Unaudited

	June 30* 2010	December 31# 2009	June 30* 2009
	(thousands, except share data)
Assets
Cash and due from banks	$625,857	$480,242	$637,896
Overnight investments	736,896	723,260	229,668
Investment securities available for sale	3,768,777	2,929,162	3,745,385
Investment securities held to maturity	3,084	3,603	4,140
Loans held for sale	91,076	67,381	115,920
Loans and leases:
Covered by loss share agreements	2,367,090	1,173,020	0
Not covered by loss share agreements	11,622,494	11,644,999	11,523,045
Less allowance for loan and lease losses	188,169	172,282	162,282

Net loans and leases	13,801,415	12,645,737	11,360,763
Premises and equipment	846,702	837,082	821,219
Other real estate owned:
Covered by loss share agreements	98,416	93,774	0
Not covered by loss share agreements	46,763	40,607	33,301
Income earned not collected	77,186	60,684	66,226
Receivable from FDIC for loss share agreements	692,242	249,842	0
Goodwill	102,625	102,625	102,625
Other intangible assets	12,936	6,361	3,035
Other assets	201,794	225,703	197,702

Total assets	$21,105,769	$18,466,063	$17,317,880

Liabilities
Deposits:
Noninterest-bearing	$3,730,321	$3,215,414	$2,974,494
Interest-bearing	14,056,920	12,122,153	11,383,655

Total deposits	17,787,241	15,337,567	14,358,149
Short-term borrowings	541,709	642,405	599,853
Long-term obligations	918,930	797,366	735,803
Other liabilities	164,580	129,610	189,862

Total liabilities	19,412,460	16,906,948	15,883,667
Shareholders’ Equity
Common stock:
Class A - $1 par value (8,756,778 shares issued for all periods)	8,757	8,757	8,757
Class B - $1 par value (1,677,675 shares issued for all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,561,665	1,429,863	1,334,655
Accumulated other comprehensive income (loss)	(22,557)	(24,949)	(54,643)

Total shareholders’ equity	1,693,309	1,559,115	1,434,213

Total liabilities and shareholders’ equity	$21,105,769	$18,466,063	$17,317,880

*	Unaudited
#	Derived from the 2009 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries

Consolidated Statements of Income

Unaudited

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(thousands, except share and per share data)
Interest income
Loans and leases	$202,541	$155,449	$389,615	$312,033
Investment securities:
U. S. Government	10,250	18,118	19,601	39,277
Residential mortgage backed securities	1,873	1,234	3,437	2,382
Corporate bonds	2,198	1,580	4,333	1,858
State, county and municipal	15	104	48	155
Other	12	164	82	371

Total investment securities interest and dividend income	14,348	21,200	27,501	44,043
Overnight investments	546	192	1,019	417

Total interest income	217,435	176,841	418,135	356,493
Interest expense
Deposits	41,091	48,890	79,207	101,836
Short-term borrowings	640	1,281	1,396	2,602
Long-term obligations	10,842	9,638	21,634	19,218

Total interest expense	52,573	59,809	102,237	123,656

Net interest income	164,862	117,032	315,898	232,837
Provision for loan and lease losses	31,826	20,759	48,756	39,482

Net interest income after provision for loan and lease losses	133,036	96,273	267,142	193,355
Noninterest income
Gain on acquisitions	0	0	132,623	0
Cardholder and merchant services	28,505	24,107	52,294	45,599
Service charges on deposit accounts	19,513	19,163	38,340	37,014
Wealth management services	14,222	11,481	25,956	22,253
Fees from processing services	7,226	7,136	14,449	14,688
Securities (losses) gains	(186)	(139)	945	(139)
Other service charges and fees	5,110	4,068	9,758	8,417
Mortgage income	1,924	2,369	3,334	5,821
Insurance commissions	1,794	1,825	4,600	4,295
ATM income	1,699	1,772	3,354	3,501
Adjustments to FDIC receivable for loss share agreements	12,713	0	15,452	0
Other	102	(366)	89	(341)

Total noninterest income	92,622	71,416	301,194	141,108
Noninterest expense
Salaries and wages	74,475	63,751	146,635	129,297
Employee benefits	15,839	15,773	34,150	33,092
Occupancy expense	18,517	15,970	36,353	31,376
Equipment expense	16,604	14,749	32,419	29,472
FDIC deposit insurance	6,609	13,763	11,496	17,949
Foreclosure-related expenses	4,014	1,785	8,075	3,422
Other	45,718	33,329	85,598	69,005

Total noninterest expense	181,776	159,120	354,726	313,613

Income before income taxes	43,882	8,569	213,610	20,850
Income taxes	15,280	2,369	80,452	5,987

Net income	$28,602	$6,200	$133,158	$14,863

Average shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453
Net income per share	$2.74	$0.59	$12.76	$1.42

First Citizens BancShares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Unaudited

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands, except share and per share data)
Balance at December 31, 2008	$8,757	$1,678	$143,766	$1,326,054	$(36,880)	$1,443,375
Comprehensive loss:
Net income	0	0	0	14,863	0	14,863
Change in unrealized securities gains arising during period, net of $13,108 deferred tax benefit	0	0	0	0	(20,322)	(20,322)
Change in unrecognized loss on cash flow hedge, net of $1,670 deferred tax	0	0	0	0	2,559	2,559

Total comprehensive loss						(2,900)

Cash dividends of $0.60 per share	0	0	0	(6,262)	0	(6,262)

Balance at June 30, 2009	$8,757	$1,678	$143,766	$1,334,655	$(54,643)	$1,434,213

Balance at December 31, 2009	$8,757	$1,678	$143,766	$1,429,863	$(24,949)	$1,559,115
Adjustment resulting from adoption of change in accounting for QSPEs and controlling financial interests effective January 1, 2010				4,904		$4,904
Comprehensive income:
Net income	0	0	0	133,158	0	133,158
Change in unrealized securities gains arising during period, net of $2,238 deferred tax	0	0	0	0	5,988	5,988
Change in unrecognized loss on cash flow hedge, net of $2,346 deferred tax benefit	0	0	0	0	(3,596)	(3,596)

Total comprehensive income						135,550

Cash dividends of $0.60 per share	0	0	0	(6,260)	0	(6,260)

Balance at June 30, 2010	$8,757	$1,678	$143,766	$1,561,665	$(22,557)	$1,693,309

At June 30, 2010, Accumulated Other Comprehensive Loss includes on an after-tax basis $27,418 in unrealized gains on investment securities available for sale, $43,131 in unrealized losses resulting from the funded status of the defined benefit plan and an unrealized loss of $6,844 on cash flow hedges.

At June 30, 2009, Accumulated Other Comprehensive Income includes on an after-tax basis $25,069 in unrealized gains on investment securities available for sale, $75,815 in unrealized losses resulting from the funded status of the defined benefit plan and an unrealized loss of $3,897 on cash flow hedges.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	For the six months ended June 30
	2010	2009

OPERATING ACTIVITIES
Net income	$133,158	$14,863
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	3,164	869
Provision for loan and lease losses	48,756	39,482
Deferred tax (benefit) expense	(35,427)	8,589
Change in current taxes payable	13,899	(3,825)
Depreciation	30,296	27,816
Change in accrued interest payable	2,771	8,884
Change in income earned not collected	(8,842)	5,803
Gain on acquisitions	(132,623)	0
Securities losses (gains)	(945)	139
Origination of loans held for sale	(255,495)	(483,656)
Proceeds from sale of loans held for sale	235,171	442,659
Gain on sale of loans held for sale	(3,371)	(5,524)
Proceeds from sale of other real estate	40,943	14,836
Loss on sale of other real estate	720	2,126
Net amortization of premiums and discounts	21,550	19,507
Receivable from FDIC for loss share agreements	67,552	0
Net change in other assets	46,361	(12,174)
Net change in other liabilities	46,492	(19,332)

Net cash provided by operating activities	254,130	61,062

INVESTING ACTIVITIES
Net change in loans and leases outstanding	307,745	71,765
Purchases of investment securities available for sale	(1,603,861)	(1,293,856)
Proceeds from maturities of investment securities held to maturity	518	1,808
Proceeds from maturities of investment securities available for sale	797,949	715,300
Proceeds from sales of investment securities available for sale	24,137	0
Net change in overnight investments	(13,636)	(55,052)
Additions to premises and equipment	(39,916)	(50,126)
Net cash received from acquisitions	106,489	0

Net cash used by investing activities	(420,575)	(610,161)

FINANCING ACTIVITIES
Net change in time deposits	86,680	(53,721)
Net change in demand and other interest-bearing deposits	655,263	698,107
Net change in short-term borrowings	(505,105)	(47,501)
Origination of long-term obligations	81,482	2,997
Cash dividends paid	(6,260)	(6,262)

Net cash provided by financing activities	312,060	593,620

Change in cash and due from banks	145,615	44,521
Cash and due from banks at beginning of period	480,242	593,375

Cash and due from banks at end of period	$625,857	$637,896

CASH PAYMENTS FOR:
Interest	$99,466	$114,772
Income taxes	46,041	17,516

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains (losses)	$8,226	$(33,430)
Unrealized (loss) gain on cash flow hedge	(5,942)	4,229
Transfers of loans to other real estate	55,559	20,307
Acquisitions:
Assets acquired	2,288,282	0
Liabilities assumed	(2,155,861)	0
Net assets acquired	132,421	0

See accompanying Notes to Consolidated Financial Statements

First Citizens BancShares, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

FDIC-Assisted Transactions

US GAAP requires that the acquisition method of accounting be used for all business combinations, including those resulting from FDIC-assisted transactions and that an acquirer be identified for each business combination. Under US GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. US GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. In addition, acquisition-related costs and restructuring costs are recognized as period expenses as incurred.

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

The acquired assets and assumed liabilities were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the Acquisitions. Management judgmentally assigned risk ratings to loans based on credit quality, appraisals and estimated collateral values, estimated expected cash flows, and applied appropriate liquidity and coupon discounts to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. FCB also recorded identifiable intangible assets representing the estimated values of the assumed core deposits and other customer relationships. Management used quoted or current market prices to determine the fair value of investment securities, short-term borrowings and long-term obligations.

Loans and Leases

Loans and leases that are held for investment purposes are carried at the principal amount outstanding. Loans that are classified as held for sale are carried at the lower of aggregate cost or fair value. Interest on substantially all loans is accrued and credited to interest income on a constant yield basis based upon the daily principal amount outstanding.

Acquired loans are recorded at fair value at the date of acquisition. The fair values of acquired loans with evidence of credit deterioration since origination (impaired loans) are recorded net of a nonaccretable difference and, if appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is included in the carrying amount of acquired loans. Subsequent decreases to the expected cash flows will generally result in a provision for credit losses. Subsequent increases in expected cash flows result in either a reversal of the provision for credit losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on the accretable yield. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation regarding the amount and timing of such cash flows. BancShares did not estimate the amount and timing of cash flows for impaired loans acquired from TVB and VB, but cash flow analyses were performed on all loans deemed impaired that were acquired from First Regional and SAB in order to determine the cash flows expected to be collected.

Receivable from FDIC for Loss Share Agreements

The receivable from the FDIC for loss share agreements is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable should the assets be sold. Fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages and the estimated true-up payment at the expiration of the loss share agreements, if applicable. These cash flows were discounted to reflect the estimated timing of the receipt of the loss share reimbursement from the FDIC and the true-up payment to the FDIC, when applicable. The FDIC receivable has been reviewed and updated prospectively as loss estimates related to covered loans and other real estate owned change and as reimbursements are received from the FDIC.

Other Real Estate Owned Covered by Loss Share Agreements

Other real estate owned (OREO) covered by loss share agreements with the FDIC are reported exclusive of expected reimbursement cash flows from the FDIC. Subsequent downward adjustments to the estimated recoverable value of covered OREO result in a reduction of covered OREO, a charge to other expense and an increase in the FDIC receivable for the estimated amount to be reimbursed, with a corresponding amount recorded as other noninterest income. OREO is presented at the estimated present value that management expects to receive when the property is sold, net of related costs of disposal. Management used appraisals of properties to determine fair values and applied additional discounts where appropriate for passage of time or, in certain cases, for subsequent events occurring after the appraisal date.

Recently Adopted Accounting Policies and Other Regulatory Issues

Under revisions to US GAAP that became effective January 1, 2010, the concept of a qualifying special-purpose entity (QSPE) was removed, resulting in a change in the accounting for QSPEs that were previously exempt. Further changes required evaluation of variable interests to determine whether a controlling financial interest exists. Upon adoption, the off-balance sheet accounting treatment for the 2005 asset securitization of home equity loans was discontinued, and the loans that were sold in the securitization and the corresponding debt obligations were reported on the consolidated balance sheet in the first quarter of 2010. The adoption resulted in increases of $97,291 in noncovered revolving mortgage loans, $681 in allowance for loan and lease losses, $86,926 in long-term obligations, and $3,189 in deferred tax liabilities. The retained interest in the residual interest strip and the servicing asset were written off, resulting in reductions of $1,287 and $304 to investment securities available for sale and other assets, respectively. The adoption also resulted in an adjustment to the beginning balance of retained earnings in the amount of $4,904.

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

The Purchase and Assumption Agreement between FCB and the FDIC also includes a true-up payment at the end of year 10. On March 17, 2020, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the stated threshold, or $203.4 million, less (ii) the sum of (a) 25 percent of the asset discount, or $74.9 million, plus (b) 25 percent of the cumulative loss share payments plus (c) the cumulative servicing amount. The cumulative servicing amount is 1 percent of the average covered assets for each year during the terms of the loss share agreements. Current projections suggest a true-up payment of $65,919 will be payable under the First Regional loss share agreements. This estimate is subject to change over the term of the agreements.

The term for loss share on residential real estate loans is ten years, while the term for loss share on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss share agreements with the FDIC and considering an estimate of a contingent true-up payment to the FDIC, FCB recorded a receivable of $365,170 at the time of acquisition. During the second quarter of 2010, adjustments were made to the FDIC receivable based on changes in loss estimates related to covered loans and other real estate owned that affect the respective acquisition date fair values. These adjustments were made retroactive to the first quarter of 2010 and increased the receivable by $24,391.

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

The term for loss share on residential real estate loans is ten years, while the term for loss share on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss share agreements with the FDIC, FCB recorded a receivable of $92,360 at the time of acquisition. During the second quarter of 2010, adjustments were made to the FDIC receivable based on changes in loss estimates related to covered loans and other real estate owned that affect the respective acquisition date fair values. These adjustments were made retroactive to the first quarter of 2010 and decreased the receivable by $2,626.

The acquisitions of First Regional and SAB were accounted for using the acquisition method of accounting. The statement of net assets acquired, adjustments to the acquisition date fair values made in the second quarter and the resulting bargain purchase gains are presented in the following tables. As indicated in the explanatory notes that accompany the following tables, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at their respective acquisition date estimated fair values. Fair values are subject to refinement for up to one year after the closing date of each merger as additional information regarding closing date fair values becomes available. Adjustments to the estimated fair values made in the second quarter were based on additional information regarding the acquisition date fair values, which included updated appraisals on several commercial properties on acquired impaired loans and updated financial statements for some borrowers which allowed for adjustments to expected cash flows that more closely reflect the borrowers’ ability to repay the debt.

First quarter noninterest income included bargain purchase gains of $137,447 that resulted from the 2010 Acquisitions. The gains resulted from the difference between the estimated fair values of acquired assets and assumed liabilities. During the second quarter of 2010, adjustments were made to the gains based on additional information regarding the respective acquisition date fair values, which reduced the gains by a net of $5,026. These adjustments were made retroactive to the first quarter of 2010, the period the 2010 acquisitions were consummated, resulting in an adjusted gain of $132,421. FCB recorded a deferred tax liability for the gains totaling $51,856. To the extent there are additional adjustments to the respective acquisition date fair values up to one year following the respective acquisitions, there will be additional adjustments to the gains.

The following tables identify the assets acquired and liabilities assumed by FCB from First Regional and SAB. The tables provide the balances recorded by First Regional and SAB at the time of the respective FDIC-assisted transactions, the fair value adjustments recorded and the resulting adjusted fair values recorded by FCB for the acquisition date.

First Regional Bank

Acquisition date: January 29, 2010

	As recorded by First Regional	Fair value adjustments at acquisition date		Subsequent acquisition-date adjustments		As recorded by FCB
	(thousands)
Assets
Cash and due from banks	$37,508	$—		$—		$37,508
Investment securities available for sale	3,250	—		—		3,250
Loans covered by loss share agreements	1,853,325	(576,171	) a	(30,488	) a	1,246,666
Other real estate owned covered by loss share agreements	61,488	(20,353	) b	414	b	41,549
Income earned not collected	6,048	—		—		6,048
Receivable from FDIC for loss share agreements	—	365,170	c	24,391	c	389,561
Intangible assets	—	9,110	d	—		9,110
Other assets	23,782	(500	) e	—		23,282

Total assets acquired	$1,985,401	$(222,744)		$(5,683)		$1,756,974

Liabilities
Deposits:
Noninterest-bearing	$528,235	$—		$—		$528,235
Interest-bearing	759,484	—		—		759,484

Total deposits	1,287,719	—		—		1,287,719
Short-term borrowings	361,876	—		—		361,876
Other liabilities	1,188	1,547	h	—		2,735

Total liabilities assumed	1,650,783	1,547		—		1,652,330

Excess of assets acquired over liabilities assumed	$334,618

Aggregate fair value adjustments		$(224,291)		$(5,683)

Gain on acquisition of First Regional						$104,644

Sun American Bank

Acquisition date: March 5, 2010

	As recorded by SAB	Fair value adjustments at acquisition date		Subsequent acquisition-date adjustments		As recorded by FCB
	(thousands)
Assets
Cash and due from banks	$37,016	$—		$—		$37,016
Investment securities available for sale	66,968	—		—		66,968
Loans covered by loss share agreements	411,315	(123,707	) a	3,283	a	290,891
Other real estate owned covered by loss share agreements	15,220	(7,200	) b	—		8,020
Income earned not collected	1,612	—		—		1,612
Receivable from FDIC for loss share agreements	—	92,360	c	(2,626	) c	89,734
Intangible assets	—	629	d	—		629
Other assets	4,473	—		—		4,473

Total assets acquired	$536,604	$(37,918)		$657		$499,343

Liabilities
Deposits:
Noninterest-bearing	$39,435	$—		$—		$39,435
Interest-bearing	380,577	—		—		380,577

Total deposits	420,012	—		—		420,012
Short-term borrowings	42,485	48	f	—		42,533
Long-term obligations	37,000	3,082	g	—		40,082
Other liabilities	853	51	h	—		904

Total liabilities assumed	500,350	3,181		—		503,531

Excess of assets acquired over liabilities assumed	$36,254

Aggregate fair value adjustments		$(41,099)		$657

Cash received from the FDIC						$31,965

Gain on acquisition of Sun American						$27,777

Explanation of fair value adjustments

a - Adjustment reflects the fair value adjustments based on FCB’s evaluation of the acquired loan portfolio.

b - Adjustment reflects the estimated OREO losses based on FCB’s evaluation of the acquired OREO portfolio.

c - Adjustment reflects the estimated fair value of payments FCB will receive from the FDIC under the loss share agreements.

d - Adjustment reflects the estimated value of intangible assets, which includes core deposit intangibles and when applicable, trust customer relationships.

e - Adjustment reflects the amount needed to adjust the carrying value of other assets to estimated fair value.

f - Adjustment arises since the rates on short-term borrowings are higher than rates available on similar borrowings at date of acquisition.

g - Adjustment arises since the rates on long-term obligations are higher than rates available on similar borrowings at date of acquisition.

h - Adjustment reflects amount needed to adjust the carrying value of other liabilities to estimated fair value.

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

Note C

Investments

The aggregate values of investment securities at June 30, 2010, December 31, 2009 and June 30, 2009, along with unrealized gains and losses determined on an individual security basis are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
June 30, 2010
U. S. Government	$3,073,134	$11,606	$23	$3,084,717
Corporate bonds	480,738	8,845	—	489,583
Residential mortgage-backed securities	168,307	6,313	104	174,516
Equity securities	1,358	17,333	—	18,691
State, county and municipal	1,242	30	2	1,270

Total investment securities available for sale	$3,724,779	$44,127	$129	$3,768,777

December 31, 2009
U. S. Government	$2,274,084	$14,005	$666	$2,287,423
Corporate bonds	481,341	4,326	—	485,667
Residential mortgage-backed securities	126,601	4,489	752	130,338
Equity securities	2,377	14,245	—	16,622
State, county and municipal	7,053	35	275	6,813
Other	1,937	362	—	2,299

Total investment securities available for sale	$2,893,393	$37,462	$1,693	$2,929,162

June 30, 2009
U. S. Government	$3,144,025	$27,447	$1,589	$3,169,883
Corporate bonds	457,572	1,410	1,240	457,742
Residential mortgage-backed securities	95,181	2,052	512	96,721
Equity securities	2,862	12,071	336	14,597
State, county and municipal	1,600	26	9	1,617
Other	2,894	1,931	—	4,825

Total investment securities available for sale	$3,704,134	$44,937	$3,686	$3,745,385

Investment securities held to maturity
June 30, 2010
Residential mortgage-backed securities	$2,933	$276	$26	$3,183
State, county and municipal	151	—	—	151

Total investment securities held to maturity	$3,084	$276	$26	$3,334

December 31, 2009
Residential mortgage-backed securities	$3,452	$230	$—	$3,682
State, county and municipal	151	1	—	152

Total investment securities held to maturity	$3,603	$231	$—	$3,834

June 30, 2009
Residential mortgage-backed securities	$3,988	$266	$27	$4,227
State, county and municipal	152	—	—	152

Total investment securities held to maturity	$4,140	$266	$27	$4,379

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

	June 30, 2010		December 31, 2009		June 30, 2009
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Maturing in:
One year or less	$2,342,011	$2,351,171	$1,544,063	$1,554,657	$1,616,772	$1,630,131
One through five years	1,220,914	1,232,535	1,226,202	1,233,604	1,986,438	1,999,122
Five through 10 years	1,912	1,946	1,943	2,201	3,623	5,561
Over 10 years	158,584	164,434	118,808	122,078	94,439	95,974
Equity securities	1,358	18,691	2,377	16,622	2,862	14,597

Total investment securities available for sale	$3,724,779	$3,768,777	$2,893,393	$2,929,162	$3,704,134	$3,745,385

Investment securities held to maturity
Maturing in:
One through five years	$151	$151	$151	$152	$152	$152
Five through 10 years	2,797	3,005	3,306	3,497	3,834	4,035
Over 10 years	136	178	146	185	154	192

Total investment securities held to maturity	$3,084	$3,334	$3,603	$3,834	$4,140	$4,379

The following table provides information regarding securities with unrealized losses as of June 30, 2010, December 31, 2009 and June 30, 2009:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010
Investment securities available for sale:
U.S. Government	$4,005	$23	$—	$—	$4,005	$23
Residential mortgage-backed securities	5,151	81	1,152	23	6,303	104
State, county and municipal	—	—	439	2	439	2

Total	$9,156	$104	$1,591	$25	$10,747	$129

Investment securities held to maturity:
Residential mortgage-backed securities	$151	—	$28	$26	$179	$26
December 31, 2009
Investment securities available for sale:
U.S. Government	$250,600	$666	$—	$—	$250,600	$666
Residential mortgage-backed securities	25,608	621	2,434	131	28,042	752
State, county and municipal	5,476	271	439	4	5,915	275

Total	$281,684	$1,558	$2,873	$135	$284,557	$1,693

June 30, 2009
Investment securities available for sale:
U.S. Government	$622,984	$1,589	$—	$—	$622,984	$1,589
Corporate Bonds	177,515	1,240	—	—	177,515	1,240
Residential mortgage-backed securities	21,298	450	1,411	62	22,709	512
Equity securities	485	336	—	—	485	336
State, county and municipal	113	2	437	7	550	9

Total	$822,395	$3,617	$1,848	$69	$824,243	$3,686

Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$33	$27	$33	$27

Investment securities with an aggregate fair value of $1,619 have had continuous unrealized losses for more than twelve months as of June 30, 2010 with an aggregate unrealized loss of $51. These 21 investments include residential mortgage-backed and state, county and municipal securities. None of the unrealized losses identified as of June 30, 2010 related to the marketability of the securities or the issuer’s ability to honor redemption obligations. Consequently, the securities were not deemed to be other than temporarily impaired.

With respect to investment securities held to maturity, BancShares has the ability and intent to hold those securities until they mature.

For each period presented, securities gains (losses) include the following:

	Six months ended June 30,
	2010	2009
Gross gains on sales of investment securities available for sale	$2,636	$—
Gross losses on sales of investment securities available for sale	(1,505)	—
Other than temporary impairment loss on equity investments	(186)	(139)

Total securities gains (losses)	$945	$(139)

Investment securities having an aggregate carrying value of $1,694,084 at June 30, 2010, $2,121,783 at December 31, 2009 and $2,012,080 at June 30, 2009, were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

Note D

Loans and Leases

Loans and leases outstanding include the following as of the dates indicated:

	June 30, 2010	December 31, 2009	June 30, 2009
Loans covered by loss share agreements	$2,367,090	$1,173,020	$—

Loans and leases not covered by loss share agreements
Real estate:
Construction and land development	627,899	622,354	677,884
Commercial mortgage	4,625,351	4,552,078	4,397,247
Residential mortgage	921,346	864,704	858,036
Revolving mortgage	2,187,978	2,147,223	2,052,941
Other mortgage	157,333	158,187	155,483

Total real estate loans	8,519,907	8,344,546	8,141,591
Commercial and industrial	1,801,465	1,832,670	1,858,910
Consumer	815,008	941,986	1,070,290
Lease financing	300,047	330,713	332,644
Other	186,067	195,084	119,610

Total loans and leases not covered by loss share agreements	11,622,494	11,644,999	11,523,045

Total loans and leases	13,989,584	12,818,019	11,523,045
Less allowance for loan and lease losses	188,169	172,282	162,282

Net loans and leases	$13,801,415	$12,645,737	$11,360,763

	June 30, 2010
	Impaired at acquisition date	All other acquired loans	Total
Loans covered by loss share agreements
Real estate:
Construction and land development	$172,256	$561,002	$733,258
Commercial mortgage	121,134	947,197	1,068,331
Residential mortgage	33,853	40,144	73,997
Revolving mortgage	128	25,041	25,169
Other mortgage	35,346	197,740	233,086

Total real estate loans	362,717	1,771,124	2,133,841
Commercial and industrial	9,195	211,669	220,864
Consumer	133	7,441	7,574
Other	72	4,739	4,811

Total loans covered by loss share agreements	$372,117	$1,994,973	$2,367,090

Impaired loans are loans that have evidence of deterioration in credit quality since origination, suggesting it is probable that all contractually required payments will not be collected. The following table provides information on all impaired loans, exclusive of those loans evaluated collectively as a homogeneous group.

	June 30, 2010	December 31, 2009	June 30, 2009
Impaired loans:
Covered by loss share agreements	$372,117	$116,446	$—
Not covered by loss share agreements	54,457	50,797	35,098

Total	$426,574	$167,243	$35,098

Allowance for loan and lease losses related to:
Impaired loans covered by loss share agreements	$16,006	$3,500	$—
Impaired loans and leases not covered by loss share agreements	3,781	9,611	5,689
Impaired loans with no allowance for loan and lease loss:
Loans covered by loss share agreements	323,319	106,498	—
Loans and leases not covered by loss share agreements	2,039	9,902	10,807

Interest previously accrued on acquired loans covered by loss share agreements with the FDIC (Covered Loans) placed on nonaccrual status is charged against interest income. Payments received are applied against the principal balance of the fully impaired loans until such time as full collection of the remaining recorded balance is expected. Additional interest payments received after that time are recorded as interest income on a cash basis.

When the fair values of Covered Loans were established, certain loans were identified as impaired. Due to uncertainty regarding the timing of future cash flows, no accretable yield is being recorded for loans deemed impaired at acquisition from TVB and VB, and these loans are being accounted for using the cost recovery method. Cash flow analyses were completed for loans deemed impaired at acquisition from First Regional and SAB and therefore the accretion method is being applied with respect to recognition of accretable yield on those loans.

The following table provides changes in the carrying value of acquired impaired loans during the six-month period ended June 30, 2010:

Balance, December 31, 2009	$75,368
Fair value of acquired impaired loans covered by loss share agreements	412,627
Reductions for repayments, foreclosures and decreases in fair value	(115,878)

Balance, June 30, 2010	$372,117

Information regarding the June 30, 2010 and December 31, 2009 carrying amount of acquired loans that were identified as impaired at acquisition follows:

	June 30, 2010	December 31, 2009
Outstanding balance	$807,288	$200,310
Carrying amount	372,117	75,368

The cash flow analyses prepared for loans originated by First Regional and SAB are being used to determine the amount of accretable yield recognized on those loans identified as impaired at acquisition. Improvements in fair values subsequent to acquisition on several loans for TVB and VB resulted in the reclassification of nonaccretable yield to accretable yield.

Accretable Yield
Balance at December 31, 2009	$—
Additions	45,523
Accretion	(12,170)
Reclassifications from (to) nonaccretable difference	2,795
Disposals	(1,070)

Balance at June 30, 2010	$35,078

Note E

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses is summarized as follows:

	Six months ended June 30,
	2010	2009
Balance, January 1	$172,282	$157,569
Adjustment resulting from adoption of change in accounting for QSPEs and controlling financial interests, effective January 1, 21010	681	—
Provision for loan and lease losses	48,756	39,482
Loans and leases charged-off:
Covered by loss share agreements	(7,358)	—
Not covered by loss share agreements	(29,244)	(37,024)
Loans and leases recovered:
Covered by loss share agreements	—	—
Not covered by loss share agreements	3,052	2,255
Net charge-offs	(33,550)	(34,769)

Balance, June 30	$188,169	$162,282

	June 30, 2010	December 31, 2009	June 30, 2009
Allowance for loan and lease losses allocated to:
Loans covered by loss share agreements	$16,006	$3,500	$—
Loans and leases not covered by loss share agreements	172,163	168,782	162,282

Total	$188,169	$172,282	$162,282

Note F

Receivable from FDIC for Loss Share Agreements

The following table provides changes in the receivable from the FDIC during the first six months of 2010:

June 30, 2010
Balance at December 31, 2009	$249,842
Additional receivable from 2010 acquisitions	479,295
Accretion of premium and discount, net	2,386
Receipt of payments from FDIC	(52,422)
Post-acquisition adjustments	13,141

Balance at June 30, 2010	$692,242

The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value. The fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages.

Post-acquisition adjustments represent the net change in loss estimates related to covered loans and other real estate owned as a result of changes in estimated fair values and the allowance for loan and lease losses related to covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the receivable from the FDIC, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded. Adjustments related to acquisition date fair values, made within one year after the closing date of the respective acquisition, are reflected in the bargain purchase gain.

Note G

Estimated Fair Values

Fair value estimates are made at a specific point in time based on relevant market information and information about each financial instrument. Where information regarding the fair value of a financial instrument is publicly available, those values are used, as is the case with investment securities, residential mortgage loans and certain long-term obligations. In these cases, an open market exists in which those financial instruments are actively traded.

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

	June 30, 2010		December 31, 2009		June 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$625,857	$625,857	$480,242	$480,242	$637,896	$637,896
Overnight investments	736,896	736,896	723,260	723,260	229,668	229,668
Investment securities available for sale	3,768,777	3,768,777	2,929,162	2,929,162	3,745,385	3,745,385
Investment securities held to maturity	3,084	3,334	3,603	3,834	4,140	4,379
Loans held for sale	91,076	91,076	67,381	67,381	115,920	115,920
Loans covered by loss share agreements, net of allowance for loan and lease losses	2,351,084	2,296,345	1,169,520	1,169,520	—	—
Loans and leases not covered by loss share agreements, net of allowance for loan and lease losses	11,450,331	10,952,196	11,476,217	11,060,532	11,360,763	10,921,038

Receivable from FDIC for loss share agreements	692,242	692,242	249,842	249,842	—	—
Income earned not collected	77,186	77,186	60,684	60,684	66,226	66,226
Stock issued by:
Federal Home Loan Bank of Atlanta	50,688	50,688	47,361	47,361	46,677	46,677
Federal Home Loan Bank of San Francisco	16,781	16,781	5,592	5,592	—	—
Federal Home Loan Bank of Seattle	4,490	4,490	4,490	4,490	—	—
Deposits	17,787,241	17,855,490	15,337,567	15,396,423	14,358,149	14,435,457
Short-term borrowings	541,709	541,709	642,405	642,405	599,853	599,853
Long-term obligations	918,930	933,064	797,366	788,004	735,803	702,920
Accrued interest payable	40,652	40,652	37,881	37,881	59,807	59,807

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

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of June 30, 2010, December 31, 2009 and June 30, 2009:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
June 30, 2010
Assets measured at fair value
Investment securities available for sale
U.S. Government	$3,084,717	$3,084,717	$—	$—
Corporate bonds	489,583	489,583	—	—
Residential mortgage-backed securities	174,516	—	174,516	—
Equity securities	18,691	18,691	—	—
State, county, municipal	1,270	—	1,270	—

Total	$3,768,777	$3,592,991	$175,786	$—

Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$11,309	$—	$11,309	$—

December 31, 2009
Assets measured at fair value
Investment securities available for sale
U.S. Government	$2,287,423	$2,287,423	$—	$—
Corporate bonds	485,667	485,667	—	—
Residential mortgage-backed securities	130,338	—	130,338	—
Equity securities	16,622	16,622	—	—
State, county, municipal	6,813	—	6,813	—
Other	2,299	1,012	—	1,287

Total	$2,929,162	$2,790,724	$137,151	$1,287

Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$5,367	$—	$5,367	$—

June 30, 2009
Assets measured at fair value
Investment securities available for sale
U.S. Government	$3,169,883	$3,169,883	$—	$—
Corporate bonds	457,742	457,742	—	—
Residential mortgage-backed securities	96,721	—	96,721	—
Equity securities	14,597	14,597	—	—
State, county, municipal	1,617	—	1,617	—
Other	4,825	—	—	4,825

Total	$3,745,385	$3,642,222	$98,338	$4,825

Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$6,440	$—	$6,440	$—

Prices for US Government securities and corporate bonds are readily available in the active markets in which those securities are traded and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for mortgage-backed securities, state, county and municipal securities are obtained using the fair values of similar assets and the resulting fair values are shown in the ‘Level 2 input’ column. At December 31, 2009, the fair value for the retained residual interest from a securitization transaction was determined based on Level 3 nonobservable inputs. Based on changes to US GAAP related to accounting for QSPEs and controlling financial interests that became effective January 1, 2010, the previously securitized loans were consolidated and the residual interest strip was removed from the consolidated balance sheet. There were no transfers between Level 1 and Level 2 inputs during the six months ended June 30, 2010.

At June 30, 2010, other assets include $71,959 of stock in various Federal Home Loan Banks (FHLB). The FHLB stock, which is redeemable only through the issuer, is carried at its par value. The investment in the FHLB stock is considered a long-term investment and its value is based on the ultimate recoverability of par value. Management has concluded that the investment in FHLB stock was not other-than-temporarily impaired as of June 30, 2010.

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

For those investment securities available for sale with fair values that are determined by reliance on significant nonobservable inputs, the following table identifies the factors causing the change in fair value during the first six months of 2010 and 2009:

	Investment securities available for sale with fair values based on significant nonobservable inputs
Description	2010	2009
Beginning balance, January 1,	$1,287	$5,427
Total gains (losses), realized or unrealized:
Included in earnings	—	—
Included in other comprehensive income	—	195
Purchases, sales, issuances and settlements, net	—	(797)
Transfers in/out of Level 3	(1,287)	—

Ending balance, June 30	$—	$4,825

No gains or losses were reported for the six month periods ended June 30, 2010 and 2009 that relate to fair values estimated based on significant nonobservable inputs. The investment securities valued using level 3 inputs that were transferred out during the first quarter of 2010 result from changes in US GAAP adopted January 1, 2010 related to investments in the retained interest of a residual interest strip that resulted from an asset securitization.

Certain assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are therefore carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. For assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of June 30, 2010, December 31, 2009 and June 30, 2009:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant nonobservable inputs (Level 3 inputs)
June 30, 2010
Loans held for sale	$91,076	$—	$91,076	$—
Impaired loans:
Covered by loss share agreements	356,111	—	—	356,111
Not covered by loss share agreements	50,676	—	—	50,676
December 31, 2009
Loans held for sale	67,381	—	67,381	—
Impaired loans:
Covered by loss share agreements	112,946	—	—	112,946
Not covered by loss share agreements	40,895	—	—	40,895
June 30, 2009
Loans held for sale	39,997	—	39,997	—
Impaired loans:
Covered by loss share	—	—	—	—
agreements
Not covered by loss share	18,624	—	—	18,624

The values of loans held for sale are based on prices observed for similar pools of loans. The values of impaired loans are determined by either the collateral value or by the discounted present value of the expected cash flows. No financial liabilities were carried at fair value on a nonrecurring basis as of June 30, 2010 or December 31, 2009.

Certain non-financial assets and non-financial liabilities are measured at fair value on a nonrecurring basis. OREO is measured and reported at fair value using Level 2 inputs for observable market data or Level 3 inputs for valuations based on nonobservable criteria. During the six month period ended June 30, 2010, foreclosures of other real estate not covered by loss share agreements totaled $16,217, all of which were valued using Level 3 inputs. In connection with the measurement and initial recognition of noncovered OREO, BancShares recognized loan charge-offs totaling $8,497. Based on updates to Level 3 inputs, noncovered OREO with a fair value of $6,006 as of June 30, 2010 incurred write-downs that totaled $1,160 during the six month period ended June 30, 2010.

Note H

Employee Benefit Plans

Pension expense is a component of employee benefits expense. For the three and six month periods ended June 30, 2010 and 2009, the components of pension expense are as follows:

	Three months ended June 30,		Six month periods ended June 30,
	2010	2009	2010	2009
Service cost	$3,667	$3,669	$6,671	$6,282
Interest cost	7,317	6,584	12,546	10,867
Expected return on assets	(9,497)	(8,584)	(16,018)	(13,751)
Amortization of prior service cost	68	63	115	104
Amortization of net actuarial loss	1,155	1,075	2,080	1,788

Total pension expense	$2,710	$2,807	$5,394	$5,290

For the six month periods ended June 30, 2010 and 2009 the assumed discount rate is 6.00 percent, the expected long-term rate of return on plan assets is 8.00 percent and the assumed rate of salary increases is 4.50 percent.

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

Note J

Derivatives

At June 30, 2010, BancShares had two interest rate swaps that qualify as cash flow hedges under US GAAP. The fair values of these derivatives are included in other liabilities in the consolidated balance sheets and in the net change in other liabilities in the consolidated statements of cash flows.

The interest rate swaps are used for interest rate risk management purposes and convert variable-rate exposure on outstanding debt to a fixed rate. The interest rate swaps each have a notional amount of $115,000, representing the amount of variable-rate trust preferred capital securities issued during 2006. The 2006 interest rate swap hedges interest payments through June 2011 and requires fixed-rate payments by BancShares at 7.125 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. The 2009 interest rate swap hedge interest payments from July 2011 through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR. As of June 30, 2010, collateral with a fair value of $10,366 was pledged to secure the existing obligation under the interest rate swaps. For both swaps, settlement occurs quarterly.

	June 30, 2010		December 31, 2009
	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of (asset) liability
2006 interest rate swap hedging variable rate exposure on trust preferred capital securities 2006-2011	$115,000	$5,384	$115,000	$7,424
2009 interest rate swap hedging variable rate exposure on trust preferred capital securities 2011-2016	115,000	5,925	115,000	(2,057)

		$11,309		$5,367

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swaps have been fully effective since inception. Therefore, changes in the fair value of the interest rate swaps have had no impact on net income. For the six month periods ended June 30, 2010 and 2009, BancShares recognized interest expense of $2,951 and $2,238, respectively, resulting from the interest rate swaps, none of which related to ineffectiveness.

The following table discloses activity in accumulated other comprehensive income (loss) related to the interest rate swaps during the six month periods ended June 30, 2010 and 2009.

	2010	2009
Accumulated other comprehensive loss resulting from interest rate swaps as of January 1, net of tax	$(3,248)	$(6,456)
Other comprehensive (loss) income recognized during six month period ended June 30, net of tax	(3,596)	2,559

Accumulated other comprehensive loss resulting from interest rate swaps as of June 30, net of tax	$(6,844)	$(3,897)

BancShares monitors the credit risk of the interest rate swap counterparty.

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

Management has determined that FCB and ISB are reportable business segments. In the aggregate, FCB and its consolidated subsidiaries, which are integral to its branch operation, and ISB account for more than 90 percent of consolidated assets, revenues and net income. The ‘Other’ category in the accompanying table includes activities of the parent company and Neuse, Incorporated (Neuse), a subsidiary that owns real property used in the banking operation and owns other real estate. The other real estate owned (non-performing assets) by Neuse relates to loans originated by ISB. During 2009, Neuse purchased some of ISB’s OREO to reduce ISB’s nonperforming assets. To facilitate the potential purchase of additional OREO in the future, ISB has agreed to lend Neuse up to $15,000 under a revolving line of credit. No amount was owed by Neuse to ISB as of June 30, 2010 under the revolving line of credit.

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

	ISB	FCB	Other	Total	Adjustments	Consolidated
June 30, 2010
Total assets	$2,807,642	$18,155,558	$2,181,898	$23,145,098	$(2,039,329)	$21,105,769
Loans and leases:
Covered by loss share agreements	—	2,367,090	—	2,367,090	—	2,367,090
Not covered by loss share agreements	2,255,885	9,457,684	—	11,713,569	(91,075)	11,622,494
Allowance for loan and lease losses	41,875	146,294	—	188,169	—	188,169
Goodwill	793	60,593	—	61,386	41,239	102,625
Nonperforming assets:
Covered by loss share agreements	—	362,578	—	362,578	—	362,578
Not covered by loss share agreements	63,731	77,524	15,331	156,586	—	156,586
Deposits	2,187,421	15,633,900	—	17,821,321	(34,080)	17,787,241

December 31, 2009
Total assets	$2,573,605	$15,791,475	$2,181,898	$20,546,978	$(2,080,915)	$18,466,063
Loans and leases:
Covered by loss share agreements	—	1,173,020	—	1,173,020	—	1,173,020
Not covered by loss share agreements	2,194,659	9,450,340	—	11,644,999	—	11,644,999
Allowance for loan and lease losses	41,675	130,607	—	172,282	—	172,282
Goodwill	793	101,832	—	102,625	—	102,625
Nonperforming assets:
Covered by loss share agreements	—	220,233	—	220,233	—	220,233
Not covered by loss share agreements	62,881	76,622	14,546	154,049	—	154,049
Deposits	1,967,824	13,406,484	—	15,374,308	(36,741)	15,337,567

June 30, 2009
Total assets	$2,654,534	$14,601,756	$2,181,110	$19,437,400	$(2,119,520)	$17,317,880
Loans and leases not covered by loss share agreements	2,154,136	9,368,909	—	11,523,045	—	11,523,045
Allowance for loan and lease losses	38,425	123,857	—	162,282	—	162,282
Goodwill	793	101,832	—	102,625	—	102,625
Nonperforming assets	61,246	33,364	7,801	102,411	—	102,411
Deposits	2,050,384	12,334,886	—	14,385,270	(27,121)	14,358,149

	As of and for the quarter ended June 30, 2010
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$33,832	$183,364	$413	$217,609	$(174)	$217,435
Interest expense	10,415	36,675	5,657	52,747	(174)	52,573

Net interest income	23,417	146,689	(5,244)	164,862	—	164,862
Provision for credit losses	4,889	26,937	—	31,826	—	31,826

Net interest income after	18,528	119,752	(5,244)	133,036	—	133,036
provision for credit losses
Noninterest income	3,856	90,820	(140)	94,536	(1,914)	92,622
Noninterest expense	22,624	160,712	354	183,690	(1,914)	181,776

Income (loss) before income taxes	(240)	49,860	(5,738)	43,882	—	43,882
Income taxes	(42)	17,321	(1,999)	15,280	—	15,280

Net income (loss)	$(198)	$32,539	$(3,739)	$28,602	$—	$28,602

	As of and for the quarter ended June 30, 2009
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$32,461	$143,061	$1,454	$176,976	$(135)	$176,841
Interest expense	13,484	40,844	5,616	59,944	(135)	59,809

Net interest income	18,977	102,217	(4,162)	117,032	—	117,032
Provision for credit losses	10,064	10,695	—	20,759	—	20,759

Net interest income after	8,913	91,522	(4,162)	96,273	—	96,273
provision for credit losses
Noninterest income	3,318	71,143	(545)	73,916	(2,500)	71,416
Noninterest expense	23,181	137,927	512	161,620	(2,500)	159,120

Income (loss) before income taxes	(10,950)	24,738	(5,219)	8,569	—	8,569
Income taxes	(3,886)	8,078	(1,823)	2,369	—	2,369

Net income (loss)	$(7,064)	$16,660	$(3,396)	$6,200	$—	$6,200

	As of and for the six months ended June 30, 2010
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$66,475	$351,117	$916	$418,508	$(373)	$418,135
Interest expense	21,296	70,009	11,305	102,610	(373)	102,237

Net interest income	45,179	281,108	(10,389)	315,898	—	315,898
Provision for credit losses	8,746	40,010	—	48,756	—	48,756

Net interest income after provision for credit losses	36,433	241,098	(10,389)	267,142	—	267,142
Noninterest income	7,189	298,106	(122)	305,173	(3,979)	301,194
Noninterest expense	45,021	313,022	662	358,705	(3,979)	354,726

Income (loss) before income taxes	(1,399)	226,182	(11,173)	213,610	—	213,610
Income taxes	(435)	84,794	(3,907)	80,452	—	80,452

Net income (loss)	$(964)	$141,388	$(7,266)	$133,158	$—	$133,158

	As of and for the six months ended June 30, 2009
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$65,125	$288,041	$3,630	$356,796	$(303)	$356,493
Interest expense	28,620	83,983	11,356	123,959	(303)	123,656

Net interest income	36,505	204,058	(7,726)	232,837	—	232,837
Provision for credit losses	19,141	20,341	—	39,482	—	39,482

Net interest income after provision for credit losses	17,364	183,717	(7,726)	193,355	—	193,355
Noninterest income	6,537	140,214	(546)	146,205	(5,097)	141,108
Noninterest expense	45,308	272,430	972	318,710	(5,097)	313,613

Income (loss) before income taxes	(21,407)	51,501	(9,244)	20,850	—	20,850
Income taxes	(7,655)	16,878	(3,236)	5,987	—	5,987

Net income (loss)	$(13,752)	$34,623	$(6,008)	$14,863	$—	$14,863

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

FDIC-ASSISTED TRANSACTIONS

First Regional Bank. On January 29, 2010, First-Citizens Bank & Trust Company (FCB) entered into an agreement with the FDIC to purchase substantially all the assets and assume the majority of the liabilities of First Regional Bank (First Regional) of Los Angeles, California. Immediately prior to the effectiveness of the transaction, the FDIC had been appointed Receiver of First Regional by the California Department of Financial Institutions.

Table 1 identifies the assets acquired and liabilities assumed, the fair value adjustments, the amounts recorded by FCB, and the calculation of the gain recognized.

First Regional Bank	Table 1

Acquisition date: January 29, 2010

	As recorded by First Regional	Fair value adjustments at acquisition date	Subsequent acquisition-date adjustments	As recorded by FCB
	(thousands)
Assets
Cash and due from banks	$37,508	$—	$—	$37,508
Investment securities available for sale	3,250	—	—	3,250
Loans covered by loss share agreements	1,853,325	(576,171)	(30,488)	1,246,666
Other real estate owned covered by loss share agreements	61,488	(20,353)	414	41,549
Income earned not collected	6,048	—	—	6,048
Receivable from FDIC for loss share agreements	—	365,170	24,391	389,561
Intangible assets	—	9,110	—	9,110
Other assets	23,782	(500)	—	23,282

Total assets acquired	$1,985,401	$(222,744)	$(5,683)	$1,756,974

Liabilities
Deposits:
Noninterest-bearing	$528,235	$—	$—	$528,235
Interest-bearing	759,484	—	—	759,484

Total deposits	1,287,719	—	—	1,287,719
Short-term borrowings	361,876	—	—	361,876
Other liabilities	1,188	1,547	—	2,735

Total liabilities assumed	1,650,783	1,547	—	1,652,330

Excess of assets acquired over liabilities assumed	$334,618

Aggregate fair value adjustments		$(224,291)	$(5,683)

Gain on acquisition of First Regional				$104,644

The loans and other real estate acquired through foreclosure are covered by loss share agreements that provide for the FDIC to absorb 80 percent of losses incurred on covered loans and other real estate in excess of $41.8 million. The 80 percent coverage ratio applies to losses up to $1.0 billion with losses in excess of $1.0 billion covered by the FDIC at a rate of 95 percent. FCB recorded a receivable from the FDIC equal to $389.6 million as an estimate of the fair value of the amount that will be reimbursed by the FDIC from the loss share agreements. The Purchase and Assumption Agreement between FCB and the FDIC includes a true-up payment at the end of year 10. On March 17, 2020, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the stated threshold, or $203.4 million, less (ii) the sum of (a) 25 percent of the asset discount, or $74.9 million, plus (b) 25 percent of the cumulative loss share payments plus (c) the cumulative servicing amount. The cumulative servicing amount is 1 percent of the average covered assets for each year during the terms of the loss share agreements.

First quarter noninterest income included a bargain purchase gain of $110.3 million that resulted from the FDIC-assisted acquisition of First Regional. During the second quarter of 2010, adjustments were made to the initial gain based on additional information regarding the respective acquisition date fair values, which reduced the gain by $5.7 million. These adjustments were made retroactive to the first quarter of 2010 resulting in an adjusted gain of $104.6 million. Our operating results for the period ended June 30, 2010 include the results of the acquired assets and liabilities for the period from January 29, 2010 through June 30, 2010. Accretion and amortization of various purchase accounting discounts and premiums were recorded in the first and second quarters of 2010.

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

Sun American Bank	Table 2

Acquisition date: March 5, 2010

	As recorded by SAB	Fair value adjustments at acquisition date	Subsequent acquisition-date adjustments	As recorded by FCB
	(thousands)
Assets
Cash and due from banks	$37,016	$—	$—	$37,016
Investment securities available for sale	66,968	—	—	66,968
Loans covered by loss share agreements	411,315	(123,707)	3,283	290,891
Other real estate owned covered by loss share agreements	15,220	(7,200)	—	8,020
Income earned not collected	1,612	—	—	1,612
Receivable from FDIC for loss share agreements	—	92,360	(2,626)	89,734
Intangible assets	—	629	—	629
Other assets	4,473	—	—	4,473

Total assets acquired	$536,604	$(37,918)	$657	$499,343

Liabilities
Deposits:
Noninterest-bearing	$39,435	$—	$—	$39,435
Interest-bearing	380,577	—	—	380,577

Total deposits	420,012	—	—	420,012
Short-term borrowings	42,485	48	—	42,533
Long-term obligations	37,000	3,082	—	40,082
Other liabilities	853	51	—	904

Total liabilities assumed	500,350	3,181	—	503,531

Excess of assets acquired over liabilities assumed	$36,254

Aggregate fair value adjustments		$(41,099)	$657

Cash received from the FDIC				$31,965

Gain on acquisition of Sun American				$27,777

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

First quarter noninterest income included a bargain purchase gain of $27.1 million that resulted from the FDIC-assisted acquisition of SAB. During the second quarter of 2010, adjustments were made to the initial gain based on additional information regarding the respective acquisition date fair values, which increased the gain by $656,000. These adjustments were made retroactive to the first quarter of 2010 resulting in an adjusted gain of $27.8 million. Our operating results for the period ended June 30, 2010 include the results of the acquired assets and liabilities for the period from March 5, 2010 through June 30, 2010. Accretion and amortization of various purchase accounting discounts and premiums were recorded in the first and second quarters of 2010.

The 2010 transactions involving First Regional and SAB represented the third and fourth transactions involving BancShares since July 17, 2009. Table 3 provides information regarding the four entities from which we have acquired assets and assumed liabilities in FDIC-assisted transactions during 2010 and 2009. Adjustments to acquisition date fair values are subject to change for one year following the closing date of each respective acquisition.

FDIC-Assisted Transactions

Table 3

			Fair value of
Entity	Date of transaction	# branches	Loans acquired	Deposits assumed	Short-term borrowings assumed	Long-term obligations assumed
				(thousands)
Sun American Bank	March 5, 2010	12	$290,892	$420,012	$42,533	$40,082
First Regional Bank	January 29, 2010	8	1,246,666	1,287,719	361,876	—
Venture Bank	September 11, 2009	18	456,995	709,091	—	55,618
Temecula Valley Bank	July 17, 2009	11	855,583	965,431	79,096	—

Total		49	$2,850,136	$3,382,253	$483,505	$95,700

EXECUTIVE OVERVIEW AND PERFORMANCE SUMMARY

BancShares is a financial holding company headquartered in Raleigh, North Carolina that offers full-service banking through two wholly-owned banking subsidiaries, First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank, and IronStone Bank (ISB), a federally-chartered thrift institution. FCB operates branches in eight states and the District of Columbia. ISB operates branches in urban areas of twelve states. Beyond the traditional branch network, we offer customer sales and service through telephone, online banking and an extensive ATM network.

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

Various external factors influence the focus of our business efforts. Due to unprecedented asset quality challenges, capital shortages and the onset of a global economic recession, the U.S. banking industry experienced serious financial challenges during the period from 2008 through mid-2010. During this time of industry-wide turmoil, while maintaining our long-standing attention to prudent banking practices, we have modified our growth focus to benefit from the opportunities that currently exist through participation in FDIC-assisted transactions involving distressed financial institutions. BancShares’ ability to participate in FDIC-assisted transactions creates opportunities to significantly increase our business volumes in markets in which we presently operate and to expand our banking presence to additional markets which we deem demographically attractive. Additionally, due to purchase discounts and loss share agreements that protect us from a substantial portion of the asset quality risk that we would otherwise incur, we are able to create a substantial portion of the equity required to fund the transactions through significant acquisition gains.

Despite the recognition of significant acquisition gains during 2010 and 2009, recessionary economic conditions, high rates of unemployment, and a growing inability for some businesses and consumers to meet their debt service obligations continue to exert pressure on our core earnings and profitability.

In addition, real estate demand in many of our markets remains weak, resulting in continued depressed real estate prices that have adversely affected collateral values for many borrowers. In particular, the stressed residential real estate markets in Georgia and Florida had a material negative impact on the profitability of ISB during 2009. The financial impact of depressed real estate markets continues to affect earnings during 2010 at a more modest rate.

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

Ongoing economic weakness continues to have a significant impact on virtually all financial institutions in the United States, including BancShares. In addition to the various actions previously enacted by governmental agencies and the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, it is likely that further changes will occur as the Federal government attempts to restore stability to the financial services sector.

We operate in diverse geographic markets and can increase our business volumes and profitability by offering competitive products and superior customer service. In addition to our focus on retaining customers of the four banks involved in the FDIC-assisted transactions, we continue to concentrate our marketing efforts on business owners, medical and other professionals and financially active individuals. We seek to increase fee income in areas such as wealth management, cardholder and merchant services, and insurance and treasury services. Leveraging on our investments in technology, we also focus on opportunities to generate income by providing various processing services to other banks.

BancShares’ consolidated net income during the second quarter of 2010 equaled $28.6 million, an increase of $22.4 million over the $6.2 million earned during the corresponding period of 2009. The annualized return on average assets and equity amounted to 0.54 percent and 6.83 percent respectively during the second quarter of 2010, compared to 0.14 and 1.73 percent during the same period of 2009. Net income per share during the second quarter of 2010 totaled $2.74, compared to $0.59 during the second quarter of 2009. The increase in net income during 2010 resulted from higher net interest income and noninterest income offset in part by increased provision for loan and lease losses and noninterest expenses.

For the six-month period ending June 30, 2010, net income equaled $133.2 million compared to $14.9 million earned during the same period of 2009. Return on assets and equity during 2010 equaled 1.31 percent and 16.46 percent respectively, up from 0.18 percent and 2.09 percent during the six-month period ended June 30, 2009. Net income per share equaled $12.76 during the first six months of 2010 compared to $1.42 in the first six months of 2009. The increase in net income during 2010 was attributable primarily to gains arising from FDIC-assisted transactions completed during the first quarter of 2010.

Net interest income increased $47.8 million from $117.0 million in the second quarter of 2009 to $164.9 million in 2010, an increase of 40.9 percent resulting from balance sheet growth caused primarily by acquisitions and a significant improvement in the net yield on interest-earning assets. The net yield on interest-earning assets improved by 52 basis points from 3.02 in the second quarter 2009 to 3.54 percent in 2010 due to favorable changes in deposit costs and the positive impact of yields and rates on acquired loans and assumed deposits. Year-to-date net interest income increased $83.1 million, or 35.7 percent during 2010. The net yield on interest-earning assets increased 47 basis points to 3.54 percent during the six-month period ended June 30, 2010.

The provision for loan and lease losses recorded during the second quarter of 2010 equaled $31.8 million, compared to $20.8 million during the second quarter of 2009. During the first six months of 2010, the provision for loan and lease losses equaled $48.8 million, an increase of $9.3 million or 23.5 percent from the same period of 2009. The current year increase was caused primarily by post-acquisition deterioration of acquired loans from TVB and VB covered by loss share agreements with the FDIC.

Noninterest income increased $21.2 million or 29.7 percent in the second quarter of 2010 and $160.1 million or 113.4 percent in the first six months of 2010 when compared to the same period of 2009. The significant increase during the six-month period ended June 30, 2010 is primarily due to gains on acquisitions totaling $132.6 million. Noninterest expense increased $22.7 million or 14.2 percent in the second quarter of 2010 and $41.1 million or 13.1 percent in the first six months of 2010 when compared to the same period in 2009. The increase in noninterest expense is due to acquisition related activities, including operating costs for acquired branches and expenses related to the operation and disposition of other real estate.

Financial Summary	Table 4

	2010		2009			Six months ended June 30
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	2010	2009
	(thousands, except share data and ratios)
Summary of Operations
Interest income	$217,435	$200,700	$191,976	$189,690	$176,841	$418,135	$356,493
Interest expense	52,573	49,664	49,575	54,413	59,809	102,237	123,656

Net interest income	164,862	151,036	142,401	135,277	117,032	315,898	232,837
Provision for loan and lease losses	31,826	16,930	21,617	18,265	20,759	48,756	39,482

Net interest income after provision for loan and lease losses	133,036	134,106	120,784	117,012	96,273	267,142	193,355
Gains on acquisitions	—	132,623	(536)	104,970	—	132,623	—
Other noninterest income	92,622	75,949	82,800	77,661	71,416	168,571	141,108
Noninterest expense	181,776	172,950	174,165	166,277	159,120	354,726	313,613

Income before income taxes	43,882	169,728	28,883	133,366	8,569	213,610	20,850
Income taxes	15,280	65,172	9,883	50,898	2,369	80,452	5,987

Net income	$28,602	$104,556	$19,000	$82,468	$6,200	$133,158	$14,863

Net interest income, taxable equivalent	$165,937	$151,870	$143,446	$136,426	$118,350	$318,013	$235,575

Per Share Data
Net income	$2.74	$10.02	$1.82	$7.90	$0.59	$12.76	$1.42
Cash dividends	0.300	0.300	0.300	0.300	0.300	0.600	0.600
Market price at period end (Class A)	192.33	198.76	164.01	159.10	133.65	192.33	133.65
Book value at period end	162.28	159.91	149.42	145.16	137.45	162.28	137.45
Tangible book value at period end	151.21	148.68	138.98	134.66	127.32	151.21	127.32

Selected Quarterly Averages
Total assets	$21,222,673	$19,957,379	$18,386,775	$17,892,599	$17,309,656	$20,550,439	$17,128,427
Investment securities	3,732,320	3,060,237	3,134,971	3,596,422	3,578,604	3,398,135	3,413,655
Loans and leases (covered and not covered)	14,202,809	13,789,081	12,877,150	12,078,390	11,621,450	13,953,897	11,640,555
Interest-earning assets	18,778,108	17,507,787	16,319,611	15,862,964	15,725,319	18,103,265	15,550,310
Deposits	17,881,444	16,576,039	15,291,720	14,792,449	14,316,103	17,232,348	14,107,973
Interest-bearing liabilities	15,598,726	14,681,127	13,467,532	13,137,412	12,840,612	15,099,410	12,719,207
Long-term obligations	921,859	964,944	795,646	810,049	734,042	900,231	733,567
Shareholders’ equity	$1,679,837	$1,593,072	$1,535,828	$1,457,599	$1,433,427	$1,631,756	$1,435,695
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Selected Quarter-End Balances
Total assets	$21,105,769	$21,215,692	$18,466,063	$18,512,878	$17,317,880	$21,105,769	$17,317,880
Investment securities	3,771,861	3,378,482	2,932,765	3,287,309	3,749,525	3,771,861	3,749,525
Loans and leases (covered and not covered)	14,080,660	14,242,302	12,818,019	12,778,161	11,638,965	14,080,660	11,638,965
Deposits	17,787,241	17,843,827	15,337,567	15,348,955	14,358,149	17,787,241	14,358,149
Shareholders’ equity	1,693,309	1,668,593	1,559,115	1,514,684	1,434,213	1,693,309	1,434,213

Selected Ratios and Other Data
Rate of return on average assets (annualized)	0.54%	2.12%	0.41%	1.83%	0.14%	1.31%	0.18%
Rate of return on average shareholders’ equity
(annualized)	6.83	26.62	4.92	22.45	1.73	16.46	2.09
Net yield on interest-earning assets (taxable equivalent)	3.54	3.52	3.49	3.41	3.02	3.54	3.05
Allowance for loan and lease losses to noncovered loans and leases at period end	1.48	1.46	1.45	1.43	1.41	1.48	1.41
Nonperforming assets to total loans and leases plus other real estate at period end:
Covered by loss share agreements	14.71	9.50	17.39	15.08	—	14.71	—
Not covered by loss share agreements	1.34	1.37	1.32	0.92	0.89	1.34	0.89
Tier 1 risk-based capital ratio	14.26	13.81	13.34	13.33	13.30	14.26	13.30
Total risk-based capital ratio	16.33	16.04	15.59	15.58	15.59	16.33	15.59
Leverage capital ratio	8.90	9.34	9.54	9.73	9.68	8.90	9.68
Dividend payout ratio	10.95	2.99	16.48	3.80	50.85	4.70	42.25
Average loans and leases to average deposits	79.43	83.19	84.21	81.65	81.18	80.98	82.51%

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

We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. That focus on asset quality also influences the composition of our investment securities portfolio. At June 30, 2010, United States Treasury and government agency securities represent 81.9 percent of our investment securities portfolio; corporate bonds issued under the FDIC’s Treasury Liquidity Guaranty Program represent 13.0 percent; and residential mortgage-backed securities represent 4.7 percent of the total portfolio. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.

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

During the second quarter of 2010, interest-earning assets averaged $18.78 billion, an increase of $2.46 billion or 15.1 percent since December 31, 2009 and $3.1 billion or 19.4 percent from the second quarter of 2009. This increase results from assets acquired in the FDIC-assisted transactions and deposit growth in excess of loan and lease demand.

Loans and leases. At June 30, 2010, December 31, 2009 and June 30, 2009, loans and leases totaled $13.99 billion, $12.82 billion and $11.52 billion, respectively. Loans covered by loss share agreements with the FDIC totaled $2.37 billion at June 30, 2010 compared to $1.17 billion at December 31, 2009. There were no covered loans outstanding at June 30, 2009. Loans not covered by loss share agreements equaled $11.62 billion at June 30, 2010, a slight decrease from December 31, 2009 and an increase of $99.4 million or 0.9 percent over June 30, 2009.

Commercial real estate loans not covered by loss share agreements totaled $4.63 billion at June 30, 2010, 39.8 percent of noncovered loans and leases. This balance represents an increase of $73.3 million or 1.6 percent since December 31, 2009 and $228.1 million or 5.2 percent since June 30, 2009. Demand for loans secured by owner-occupied medical and professional facilities remained reasonably strong through December 31, 2009, but weakened during the first half of 2010. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At June 30, 2010, revolving mortgage loans not covered by loss share agreements totaled $2.19 billion, representing 18.8 percent of total noncovered loans outstanding, an increase of $40.8 million or 1.9 percent since December 31, 2009 and $135.1 million or 6.6 percent compared to June 30, 2009. The 2010 increase results from changes to accounting for QSPEs and controlling financial interests that became effective on January 1, 2010. As a result of the accounting change, $97.3 million of revolving mortgage loans that were previously securitized, sold and removed from the consolidated balance sheet were returned to the balance sheet in the first quarter of 2010 upon adoption of the new accounting guidance.

Commercial and industrial loans not covered by loss share agreements equaled $1.80 billion or 15.5 percent of total noncovered loans and leases. These loans decreased $31.2 million or 1.7 percent since December 31, 2009 and $57.4 million or 3.1 percent since June 30, 2009 due to a decline in customer demand driven by recessionary economic conditions.

Loans and Leases	Table 5

	2010		2009
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	(thousands)
Loans covered by loss share agreements	$2,367,090	$2,602,261	$1,173,020	$1,257,478	$—

Loans and leases not covered by loss share agreements:
Real estate:
Construction and land development	627,899	644,031	622,354	621,176	677,884
Commercial mortgage	4,625,351	4,589,291	4,552,078	4,514,554	4,397,247
Residential mortgage	921,346	912,955	864,704	876,001	858,036
Revolving mortgage	2,187,978	2,159,581	2,147,223	2,114,018	2,052,941
Other mortgage	157,333	161,770	158,187	101,802	155,483

Total real estate loans	8,519,907	8,467,628	8,344,546	8,227,551	8,141,591
Commercial and industrial	1,801,465	1,793,195	1,832,670	1,822,526	1,858,910
Consumer	815,008	864,238	941,986	998,007	1,070,290
Lease financing	300,047	316,912	330,713	335,515	332,644
Other	186,067	198,068	195,084	137,084	119,610

Total loans and leases not covered by loss share agreements	11,622,494	11,640,041	11,644,999	11,520,683	11,523,045

Total loans and leases	13,989,584	14,242,302	12,818,019	12,778,161	11,523,045
Less allowance for loan and lease losses	188,169	176,273	172,282	165,282	162,282

Net loans and leases	$13,801,415	$14,066,029	$12,645,737	$12,612,879	$11,360,763

	June 30, 2010
	Impaired at acquisition date	All other acquired loans	Total
		(thousands)
Loans covered by loss share agreements:
Real estate:
Construction and land development	$172,256	$561,002	$733,258
Commercial mortgage	121,134	947,197	1,068,331
Residential mortgage	33,853	40,144	73,997
Revolving mortgage	128	25,041	25,169
Other mortgage	35,346	197,740	233,086

Total real estate loans	362,717	1,771,124	2,133,841
Commercial and industrial	9,195	211,669	220,864
Consumer	133	7,441	7,574
Other	72	4,739	4,811

Total loans covered by loss share agreements	$372,117	$1,994,973	$2,367,090

Construction and land development loans not covered by loss share agreements totaled $627.9 million or 5.4 percent of total loans at June 30, 2010, an increase of $5.5 million or 0.9 percent since December 31, 2009 and a decrease of $50.0 million or 7.4 percent since June 30, 2009. Of the $627.9 million of noncovered construction loans outstanding as of June 30, 2010, $59.0 million was in the Atlanta, Georgia and southwest Florida markets. Both of these market areas experienced significant reductions in real estate values during the continuing recession. The majority of the remaining $568.9 million of noncovered construction and land development loans are in North Carolina and Virginia where real estate values have declined more modestly.

Consumer loans not covered by loss share agreements totaled $815.0 million at June 30, 2010, down $127.0 million or 13.5 percent since December 31, 2009 and $255.3 million or 23.9 percent from June 30, 2009. This decline results from our decision during 2008 to discontinue originations of sales finance loans through our dealer network and the general decline in consumer borrowing in 2009 and early 2010 due to recessionary economic conditions.

Among loans covered by loss share agreements, commercial real estate loans totaled $1.07 billion at June 30, 2010, representing 45.1 percent of the total covered portfolio compared to $590.4 million or 50.3 percent of total covered loans as of December 31, 2009. Construction and land development loans totaled $733.3 million, or 31.0 percent of total covered loans at June 30, 2010, an increase of $427.3 million from the December 31, 2009 total of $306.0 million, which represented 26.1 percent of the total covered loans. Commercial and industrial loans totaled $220.9 million or 9.3 percent of total covered loans at June 30, 2010, an increase of $125.7 million from the December 31, 2009 total of $95.2 million, which represented 8.1 percent of total covered loans. Residential mortgage loans covered by the FDIC totaled $74.0 million or 3.1 percent of the covered portfolio as of June 30, 2010 compared to $152.3 million or 13.0 percent of total covered loans at December 31, 2009.

We expect non-acquisition loan growth for 2010 to be extremely limited due to the generally weak demand for loans and widespread customer desire to deleverage. Loan projections are subject to change due to further economic deterioration or improvement and other external factors.

Investment securities. Investment securities available for sale equaled $3.77 billion at June 30, 2010, compared to $2.93 billion at December 31, 2009 and $3.75 billion at June 30, 2009. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. Investment securities held to maturity totaled $3.1 million at June 30, 2010, compared to $3.6 million at December 31, 2009 and $4.1 million at June 30, 2009.

Investment Securities	Table 6

	June 30, 2010				December 31, 2009
	Cost	Fair Value	Average Maturity (1) (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Average Maturity (1) (Yrs./Mos.)	Taxable Equivalent Yield
				(thousands)
Investment securities available for sale:
U. S. Government:
Within one year	$2,316,540	$2,325,573	0/5	1.46%	$1,543,760	$1,554,353	0/6	1.91%
One to five years	752,566	755,139	1/4	0.73	730,324	733,070	1/3	1.12
Over ten years	4,028	4,005	14/4	4.18	—	—	—	—

Total	3,073,134	3,084,717	0/8	1.28	2,274,084	2,287,423	1/9	1.65
Residential mortgage-backed securities
Within one year	5	3	0/9	5.91	—	—	—	—
One to five years	11,844	12,148	3/1	1.23	13,430	13,729	2/4	1.24
Five to ten years	1,912	1,946	8/7	3.65	917	914	8/3	4.96
Over ten years	154,546	160,419	27/1	4.90	112,254	115,695	26/4	5.38

Total	168,307	174,516	25/2	4.62	126,601	130,338	23/10	4.40
State, county and municipal:
Within one year	329	335	0/10	5.03	303	304	0/2	4.86
One to five years	903	925	2/1	4.66	1,107	1,138	2/4	4.64
Over ten years	10	10	10/5	4.97	5,643	5,371	15/7	5.18

Total	1,242	1,270	1/10	4.76	7,053	6,813	13/10	5.08
Corporate bonds (2)
Within one year	25,137	25,260	0/9	1.07	—	—	—	—
One to five years	455,601	464,323	1/9	1.87	481,341	485,667	2/2	1.83

Total	480,738	489,583	1/8	1.82	481,341	485,667	2/2	1.83
Other
Five to ten years	—	—			1,026	1,287	8/5	11.03
Over ten years	—	—			911	1,012	21/0	14.49

Total	—	—			1,937	2,299	13/11	12.55
Equity securities	1,358	18,691			2,377	16,622

Total investment securities available for sale	3,724,779	3,768,777			2,893,393	2,929,162

Investment securities held to maturity:
Residential mortgage-backed securities
Five to ten years	2,797	3,005	6/9	5.55%	3,306	3,497	7/3	5.54%
Over ten years	136	178	17/9	6.49	146	185	18/3	6.48

Total	2,933	3,183	7/3	5.59	3,452	3,682	7/9	5.58
State, county and municipal:
One to five years	151	151	3/4	5.55	151	152	3/10	5.50

Total	151	151	3/4	5.55	151	152	8/6	6.01
Total investment securities held to maturity	3,084	3,334	7/1	5.59	3,603	3,834	8/8	5.69

Total investment securities	$3,727,863	$3,772,111			$2,896,996	$2,932,996

(1)	Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35.0 percent for federal income tax purposes and 6.9 percent for state income taxes for all periods.
(2)	Debt securities issued pursuant to the Transitional Liquidity Guarantee Program.

Income on interest-earning assets. Interest income amounted to $217.4 million during the second quarter of 2010, a $40.6 million or 23.0 percent increase from the second quarter of 2009. During the second quarter of 2010, the improvement in interest income was the result of higher average balances and a slightly improved yield. Average interest-earning assets increased $3.10 billion or 19.4 percent from $15.73 billion to $18.78 billion. The taxable-equivalent yield on interest-earning assets equaled 4.66 percent for the second quarter of 2010, compared to 4.59 percent for the corresponding period of 2009 as reflected in Table 7.

For the first six months of 2010, interest income equaled $418.1 million, a $61.6 million or 17.3 percent increase from the first six months of 2009 also caused by higher average balances and yield. Average interest-earning assets for the first six months of 2010 increased $2.55 billion or 16.4 percent from 15.55 billion to $18.10 billion. The taxable-equivalent yield on interest-earning assets equaled 4.68 percent for the first six months of 2010, compared to 4.65 percent for the corresponding period of 2009 as reflected in Table 8.

Loan and lease interest income for the second quarter of 2010 equaled $202.5 million, an increase of $47.1 million from the second quarter of 2009, the combined result of higher average volume and higher yields. Average loans and leases increased $2.54 billion or 21.8 percent from the first quarter of 2009 to the first quarter of 2010. The taxable-equivalent yield was 5.74 percent during the second quarter of 2010, a 29 basis point increase from the same period of 2009. The increased yield resulted primarily from the favorable impact of acquired loans.

Loan and lease interest income for the first six months of 2010 equaled $389.6 million, an increase of $77.6 million from the first six months of 2009 due to improved average balances and yield. Average loans and leases increased $2.31 billion or 19.9 percent from the first six months of 2009 to the first six months of 2010. The taxable-equivalent yield was 5.65 percent during the first six months of 2010, a 23 basis point increase from the same period of 2009.

Interest income earned on the investment securities portfolio amounted to $14.3 million during the second quarter of 2010 and $21.2 million during the same period of 2009, a decrease of $6.9 million or 32.3 percent. This decrease in income is the result of substantially lower yields. The taxable-equivalent yield decreased 92 basis points from 2.46 percent in the second quarter of 2009 to 1.54 percent in the second quarter of 2010. This reduction in yields was caused by extraordinarily low market interest rates. We anticipate the yield on investment securities will remain depressed until the Federal Reserve begins to raise the benchmark fed funds rates, an action that would likely lead to higher asset yields.

Interest income earned on the investment securities portfolio during the first six months of 2010 amounted to $27.5 million, compared to $44.0 million during the same period of 2009, a decrease of $16.5 million or 37.6 percent. The taxable-equivalent yield decreased 101 basis points from 2.69 percent in the first six months of 2009 to 1.68 percent during the same period of 2010.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits represent our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and to fulfill commercial customer demand for treasury services. Certain of our long-term borrowings currently qualify as capital under guidelines established by the Federal Reserve and other banking regulators. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions that cause our $265 million of trust preferred capital securities to fully cease qualification as Tier I capital effective January 1, 2015.

Deposits. At June 30, 2010, total deposits equaled $17.79 billion, an increase of $2.45 billion or 16.0 percent since December 31, 2009 and $3.43 billion or 23.9 percent over June 30, 2009 primarily due to the assumption of deposit liabilities resulting from the FDIC-assisted transactions and healthy organic growth. Average interest-bearing deposits were $14.12 billion during the second quarter of 2010, an increase of $2.10 billion or 17.4 percent from the fourth quarter of 2009 and $2.64 billion or 23.0 percent from the second quarter of 2009. Average money market accounts increased $679.2 million from the fourth quarter of 2009 and $980.2 million or 25.7 percent from the second quarter of 2009, due to acquisitions and customers holding available liquidity in flexible deposit accounts. During the second quarter of 2010, time deposits averaged $6.88 billion, up $1.27 billion or 22.7 percent from December 31, 2009 and $1.31 billion or 23.6 percent from the second quarter of 2009.

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

Short-term borrowings At June 30, 2010, short-term borrowings totaled $541.7 million compared to $642.4 million at December 31, 2009 and $599.9 million at June 30, 2009. For the quarters ended June 30, 2010, December 31, 2009 and June 30, 2009, short-term borrowings averaged $561.7 million, $651.8 million and $631.4 million, respectively. The $69.6 million or 11.0 percent reduction in average short-term borrowings since June 30, 2009 resulted from reductions in overnight investments from treasury management services caused in turn by extraordinarily low market interest rates.

Long-term obligations. Long-term obligations equaled $918.9 million at June 30, 2010, up $121.6 million from December 31, 2009 and $183.1 million from June 30, 2009, resulting from the assumption of Federal Home Loan Bank (FHLB) obligations in the FDIC-assisted transactions.

Expense on interest-bearing liabilities. Interest expense amounted to $52.6 million during the second quarter of 2010, a $7.2 million or 12.1 percent decrease from the second quarter of 2009. The decreased level of interest expense was the net result of lower rates and higher average volume. The rate on average interest-bearing liabilities equaled 1.35 percent during the second quarter of 2010, a 52 basis point decrease from the second quarter of 2009. Average interest-bearing liabilities increased $2.99 billion or 23.8 percent from second quarter of 2009 to the second quarter of 2010 due to the four FDIC-assisted transactions since July 2009 and strong organic growth in legacy markets.

During the first six months of 2010, interest expense equaled $102.2 million, compared to $123.7 million during the first six months of 2009, a 17.3 percent decrease. The rate of average interest-bearing liabilities equaled 1.36 percent during the first six months of 2010, a 60 basis point decrease from the first six months of 2009. Average interest-bearing liabilities increased $2.38 billion or 18.7 percent from the first six months of 2009 to the first six months of 2010.

NET INTEREST INCOME

Net interest income totaled $164.9 million during the second quarter of 2010, an increase of $47.8 million or 40.9 percent from the second quarter of 2009. The taxable-equivalent net yield on interest-earning assets equaled 3.54 percent for the second quarter of 2010, up 52 basis points from the 3.02 percent recorded for the second quarter of 2009 due to favorable changes in deposit costs and the positive impact of yields and rates on acquired loans and assumed deposits.

During the first six months of 2010, net interest income totaled $315.9 million, an increase of $83.1 million or 35.7 percent from the first six months of 2010. The taxable-equivalent net yield on interest-earning assets equaled 3.54 percent for the first six months of 2010, up 49 basis points from the 3.05 percent recorded for the first six months of 2009.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Second Quarter	Table 7

	2010			2009			Increase (decrease) due to:
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(thousands)
Assets
Loans and leases	$14,202,809	$203,183	5.74%	$11,621,450	$156,001	5.45%	$36,927	$10,255	$47,182
Investment securities:
U. S. Government	3,040,490	10,675	1.35	3,123,823	18,826	2.42	(182)	(7,969)	(8,151)
Residential mortgage-backed securities	180,889	1,873	4.15	100,399	1,234	4.93	912	(273)	639
Corporate bonds	486,998	2,198	1.81	335,417	1,580	1.88	694	(76)	618
State, county and municipal	1,421	24	6.77	2,878	162	22.58	(53)	(85)	(138)
Other	22,522	11	0.20	16,087	164	4.09	34	(187)	(153)

Total investment securities	3,732,320	14,781	1.54	3,578,604	21,966	2.46	1,405	(8,590)	(7,185)
Overnight investments	842,979	546	0.26	525,265	192	0.15	164	190	354

Total interest-earning assets	$18,778,108	$218,510	4.66%	$15,725,319	$178,159	4.59%	$38,496	$1,855	$40,351

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,722,195	$491	0.11%	$1,523,306	$357	0.09%	$51	$83	$134
Savings	720,297	357	0.20	573,955	147	0.10	52	158	210
Money market accounts	4,796,622	7,351	0.61	3,816,462	6,570	0.69	1,614	(833)	781
Time deposits	6,876,012	32,892	1.92	5,561,474	41,816	3.02	8,113	(17,037)	(8,924)

Total interest-bearing deposits	14,115,126	41,091	1.17	11,475,197	48,890	1.71	9,830	(17,629)	(7,799)
Short-term borrowings	561,741	640	0.46	631,373	1,281	0.81	(115)	(526)	(641)
Long-term obligations	921,859	10,842	4.70	734,042	9,638	5.25	2,334	(1,130)	1,204

Total interest-bearing liabilities	$15,598,726	$52,573	1.35%	$12,840,612	$59,809	1.87%	$12,049	$(19,285)	$(7,236)

Interest rate spread			3.31%			2.72%

Net interest income and net yield on interest-earning assets		$165,937	3.54%		$118,350	3.02%	$26,447	$21,140	$47,587

Loans and leases include loans covered by loss share agreements, loans not covered by loss share agreements, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $1,075 and $1,318 for 2010 and 2009, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Six Months	Table 8

	2010			2009			Increase (decrease) due to:
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(thousands)
Assets
Loans and leases	$13,953,897	$390,890	5.65%	$11,640,555	$313,146	5.42%	$63,322	$14,422	$77,744
Investment securities:
U. S. Government	2,721,488	20,412	1.51	3,098,389	40,816	2.65	(3,940)	(16,464)	(20,404)
Residential mortgage-backed securities	165,217	3,437	4.20	95,493	2,382	5.03	1,594	(539)	1,055
Corporate bonds	487,134	4,333	1.79	197,882	1,858	1.88	2,642	(167)	2,475
State, county and municipal	2,515	77	6.17	3,649	241	13.32	(55)	(109)	(164)
Other	21,781	82	0.76	18,242	371	4.10	43	(332)	(289)

Total investment securities	3,398,135	28,341	1.68	3,413,655	45,668	2.69	284	(17,611)	(17,327)
Overnight investments	751,233	1,019	0.27	496,100	417	0.17	286	316	602

Total interest-earning assets	$18,103,265	$420,250	4.68%	$15,550,310	$359,231	4.65%	$63,892	$(2,873)	$61,019

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,695,703	$990	0.12%	$1,494,396	$779	0.11%	$123	$88	$211
Savings	694,372	647	0.19	559,812	315	0.11	92	240	332
Money market accounts	4,694,187	14,656	0.63	3,732,736	14,964	0.81	3,443	(3,751)	(308)
Time deposits	6,524,643	62,914	1.94	5,554,801	85,778	3.11	12,161	(35,025)	(22,864)

Total interest-bearing deposits	13,608,905	79,207	1.17	11,341,745	101,836	1.81	15,819	(38,448)	(22,629)
Short-term borrowings	590,274	1,396	0.48	643,895	2,602	0.81	(184)	(1,022)	(1,206)
Long-term obligations	900,231	21,634	4.85	733,567	19,218	5.24	8,506	(6,090)	2,416

Total interest-bearing liabilities	$15,099,410	$102,237	1.36%	$12,719,207	$123,656	1.96%	$24,141	$(45,560)	$(21,419)

Interest rate spread			3.32%			2.69%

Net interest income and net yield on interest-earning assets		$318,013	3.54%		$235,575	3.05%	$39,751	$42,687	$82,438

Loans and leases include loans covered by loss share agreements, loans not covered by loss share agreements, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $2,115 and $2,738 for 2010 and 2009, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

NONINTEREST INCOME

Growth of noninterest income is essential to our ability to sustain adequate profitability levels. Traditionally, the primary sources of noninterest income are cardholder and merchant services income, service charges on deposit accounts, revenues derived from wealth management services and fees from processing services.

Noninterest income equaled $92.6 million during the second quarter of 2010, an increase of $21.2 million or 29.7 percent during the same period of 2009. Included in noninterest income during the second quarter of 2010 is $12.7 million of favorable adjustments to the receivable from the FDIC for the recoverable portion of unfavorable changes to the estimated fair values of purchased assets. In addition, wealth management services income, deposit service charges and cardholder and merchant service fees were all higher. Offsetting these increases, mortgage income, ATM income and insurance commissions declined.

During the first six months of 2010, noninterest income amounted to $301.2 million, compared to $141.1 million during the same period of 2009. Of the $160.1 million increase in noninterest income, $132.6 million resulted from 2010 gains recognized in conjunction with the FDIC-assisted transactions and $15.5 million from favorable post-acquisition adjustments to the receivable from the FDIC. Excluding the acquisition gains and post-acquisition adjustments, noninterest income increased $12.0 million or 8.5 percent.

Cardholder and merchant services generated $28.5 million of revenue during the second quarter of 2010, an increase of $4.4 million or 18.2 percent compared to the second quarter of 2009. During the first six months of 2010, cardholder and merchant services generated $52.3 million of revenue, compared to $45.6 million during the same period of 2009. This $6.7 million or 14.7 percent increase resulted from growth in merchant discount and interchange income from credit cards and Visa check cards. Transaction volume continued to grow both within our legacy franchise and as a result of acquisitions.

Service charges on deposit accounts equaled $19.5 million and $19.2 million for the second quarter of 2010 and 2009, respectively. The $350,000 or 1.8 percent increase was caused by slightly higher levels of bad check charges. During the first six months of 2010, service charges on deposit accounts increased $1.3 million or 3.6 percent to $38.3 million. Service charge income includes fees derived from an overdraft protection program that, based on legislative changes that will become effective during the third quarter of 2010, is likely to produce significantly lower revenues. BancShares has begun an initiative to educate its’ customers on the changes to overdraft protection regulations and how these changes impact their existing services. The impact to service charge revenue will depend on the customers’ decision to participate in these services subsequent to the regulatory changes.

Fees from wealth management services amounted to $14.2 million during the second quarter of 2010 and $26.0 million year-to-date compared to $11.5 million and $22.3 million, respectively during the same period of 2009. The $3.7 million or 16.6 percent increase year-to-date was due to higher trust, brokerage and asset management revenues.

Mortgage income decreased from $2.4 million in the second quarter of 2009 to $1.9 million in the second quarter of 2010 and $2.5 million during the first six months of 2010, compared to the same period of 2009. This decrease was the result of lower service released premiums and loan origination fees due principally to reduced refinance activity.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities, and equipment and software costs related to branch offices and technology. Noninterest expense equaled $354.7 million for the first six months of 2010, a $41.1 million or 13.1 percent increase over the $313.6 million recorded during the same period of 2009. Expenses attributable to the FDIC-assisted acquisitions including branch offices, support staff within the acquired markets and various foreclosure-related costs amounted to $40.4 million.

Salaries and wages increased $10.7 million or 16.8 percent during the second quarter of 2010 and $17.3 million or 13.4 percent during the first six months of 2010 when compared to the same period of 2009. The increase principally resulted from headcount growth resulting from the FDIC-assisted transactions. Employee benefits expense totaled $18.5 million for the second quarter of 2010 and $34.2 million for the first six months of 2010. The 3.2 percent increase year-to-date is the net impact of reduced executive retirement expenses offset by higher thrift and pension costs.

Occupancy expense totaled $18.5 million in the second quarter of 2010, up $2.5 million or 15.9 percent from 2009. Year-to-date occupancy expense increased $5.0 million or 15.9 percent. Acquisitions accounted for $4.3 million of the year-to-date increase. Higher rent expense and depreciation on bank buildings were the primary causes of the larger expense.

Equipment expense increased $2.9 million or 10.0 percent year-to-date for 2010 caused primarily by higher software-related costs.

FDIC deposit insurance decreased $7.2 million in the second quarter of 2010 and $6.5 million year-to-date when compared to the same periods of 2009. A special FDIC deposit insurance assessment of $7.8 million was expensed in the second quarter of 2009.

Foreclosure-related expenses increased $2.2 million during the second quarter of 2010 and $4.7 million year-to-date when compared to the same periods of 2009. The FDIC-assisted transactions have given rise to $5.8 million of costs in 2010, the majority of which is reimbursable under the FDIC loss share agreements. No costs were incurred on covered OREO in the comparable period of 2009.

Other expenses increased $12.4 million or 37.2 percent during the second quarter of 2010 and $16.6 million or 24.0 percent year-to-date when compared to the same periods of 2009. $7.3 million of the increase is due to collection costs for acquired covered loans and amortization expense from purchase accounting adjustments and core deposit intangibles arising from the FDIC-assisted transactions. Costs related to our customer loyalty programs increased $2.1 million, primarily due to higher costs related to a new debit card program, partially offset by a nonrecurring adjustment to the assumed redemption rate related to a mature credit card program. Fees from processing services grew $1.2 million year-to-date, much of which relates to existing data processing arrangements related to the FDIC-assisted transactions.

INCOME TAXES

We monitor and evaluate the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. On a periodic basis, we evaluate our income tax positions based on current tax law, positions taken by various tax auditors within the jurisdictions that BancShares is required to file income tax returns as well as potential or pending audits or assessments by such tax auditors.

Income tax expense amounted to $80.5 million during the six months ended June 30, 2010, compared to $6.0 million during the same period of 2009. The $74.5 million increase in income tax expense was the direct result of significantly higher pre-tax earnings. The effective tax rates for these periods equaled 37.6 percent and 28.7 percent, respectively. The higher effective tax rate for 2010 reflects the diluted impact of various favorable permanent differences on the current year’s pre-tax income.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

We continually monitor the capital levels and ratios for BancShares and the subsidiary banks to ensure that they comfortably exceed the minimum requirements imposed by their respective regulatory authorities and to ensure that the subsidiary banks’ capital is appropriate given each bank’s growth projection and risk profile. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material effect on the financial statements. Table 9 provides information on capital adequacy for BancShares as of June 30, 2010 and 2009.

BancShares continues to exceed minimum capital standards and the banking subsidiaries remain well-capitalized. Due to the adequacy of our capital levels, we did not apply for TARP funding under the TARP Capital Purchase Program.

The sustained growth and operating losses of ISB has required BancShares to infuse significant amounts of capital into ISB to support its expanding balance sheet. Since ISB was formed in 1997, BancShares has provided $402.8 million in capital. BancShares’ prospective capacity to provide capital to support the growth of ISB is highly dependent upon FCB’s ability to return capital through dividends to BancShares. Dividends from FCB to BancShares provide the sole source for capital infusions into ISB. These dividends also fund BancShares’ payment of shareholder dividends and interest payments on a portion of its long-term obligations.

Previously, BancShares’ and FCB’s Tier 2 capital included qualifying subordinated debt issued in the amount of $125.0 million with a scheduled maturity date of June 1, 2015. Beginning in the second quarter of 2010, the amount of this qualifying subordinated debt that is eligible Tier 2 capital decreased $25.0 million since the scheduled maturity date is within 5 years. The amount eligible for Tier 2 capital will decrease by 20 percent of the issued amount each year until the scheduled maturity date. Tier 2 capital is part of total risk-based capital, reflected in Table 9.

In addition, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act contain provisions that will discontinue our ability to include $265 million of trust preferred capital securities in Tier I risk-based capital effective January 1, 2015. BancShares’ qualified trust preferred capital securities will be phased out in equal increments of $88.3 million over a three year term, beginning in 2013. Based on BancShares’ Tier 1 risk-based capital as of June 30, 2010, the impact of the reduction of $88.3 million would result in a decrease in the Tier 1 risk-based capital ratio of 67 basis points. The elimination of the full $265 million of trust preferred capital securities from June 30, 2010 Tier 1 risk-based capital would result in a Tier 1 risk-based capital ratio of 12.25 percent, a decrease of 201 basis points. Although this is a significant decrease in the Tier 1 risk-based capital ratio, BancShares would continue to remain well-capitalized.

The elimination of $265 million of trust preferred capital securities will also have an impact on the Tier 1 leverage capital ratio. Considering the impact of the elimination of the full $265 million of trust preferred capital securities on a pro forma basis, BancShares’ Tier 1 leverage capital ratio as of June 30, 2010 would decrease by 126 basis points to 7.64 percent. With the requirement to remain well-capitalized at 5.00 percent, the impact of the newly enacted Dodd-Frank Wall Street Reform and Consumer Protection Act has a more significant impact on our Tier 1 leverage capital ratio than on our Tier 1 risk-based capital ratio.

Capital Adequacy	Table 9

	Actual		Minimum requirement		Well-capitalized requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
June 30, 2010
Tier 1 risk-based capital	$1,878,251	14.26%	$526,915	4.00%	$790,372	6.00%
Total risk-based capital	2,151,196	16.33%	1,053,830	8.00%	1,317,287	10.00%
Tier 1 leverage capital	1,878,251	8.90%	633,379	3.00%	1,055,631	5.00%

December 31, 2009
Tier 1 risk-based capital	1,752,384	13.34%	498,517	4.00%	623,146	6.00%
Total risk-based capital	2,047,684	15.59%	997,034	8.00%	1,246,292	10.00%
Tier 1 leverage capital	1,752,384	9.54%	505,517	3.00%	1,011,033	5.00%

June 30, 2009
Tier 1 risk-based capital	1,659,778	13.30%	499,310	4.00%	624,138	6.00%
Total risk-based capital	1,945,751	15.59%	998,621	8.00%	1,248,276	10.00%
Tier 1 leverage capital	1,659,778	9.68%	514,363	3.00%	1,028,726	5.00%

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

We have historically carried a significant concentration of real estate secured loans, although our underwriting policies principally rely on adequate borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and as a result a large percentage of our real estate secured loans are owner-occupied. At June 30, 2010, loans secured by real estate not covered by loss share agreements totaled $8.52 billion or 73.3 percent of total noncovered loans and leases compared to $8.34 billion or 71.7 percent of noncovered loans and leases at December 31, 2009 and $8.14 billion or 70.7 percent at June 30, 2009.

In recent years, we have sought opportunities to provide financial services to businesses associated with and professionals within the medical community. Due to strong loan growth among customers within this industry, our loans and leases to borrowers in medical, dental or related fields totaled $2.98 billion as of June 30, 2010, which represents 25.7 percent of loans and leases not covered by loss share agreements, compared to $2.93 billion or 25.1 percent of noncovered loans and leases at December 31, 2009 and $2.80 billion or 24.3 percent of noncovered loans and leases at June 30, 2009. No other industry represented more than 10 percent of total loans and leases outstanding at June 30, 2010.

Nonperforming assets include nonaccrual loans and leases, other real estate owned (OREO) and restructured loans that are both covered and not covered by FDIC loss share agreements. At June 30, 2010, BancShares’ nonperforming assets amounted to $519.2 million or 3.67 percent of total loans and leases plus OREO, compared to $374.3 million or 2.89 percent at December 31, 2009 and $102.4 million or 0.89 percent at June 30, 2009. The $144.9 million and $416.8 million surge in nonperforming assets since December 31, 2009 and June 30, 2009, respectively was primarily due to the high levels of nonperforming assets resulting from the FDIC-assisted transactions during 2010 and 2009. Of the $519.2 million in nonperforming assets at June 30, 2010, $362.6 million is covered by FDIC loss share agreements that provide significant loss protection to FCB. The nonperforming assets covered by loss share agreements represent 14.7 percent of total covered assets, compared to 17.4 percent at December 31, 2009, the decrease resulting from the First Regional and SAB transactions and continuing asset resolution efforts related to assets acquired during the FDIC-assisted transactions during 2010 and 2009.

Nonperforming assets not covered by loss share agreements amounted to $156.6 million as of June 30, 2010, or 1.34 percent of noncovered loans and leases plus OREO compared to $154.0 million or 1.32 percent at December 31, 2009 and $102.4 million or 0.89 percent at June 30, 2009. The $54.2 million increase in noncovered nonperforming assets since June 30, 2009 was due to higher levels of restructured loans, nonaccrual loans and OREO.

Restructured loans not covered by loss share agreements equaled $46.2 million at June 30, 2010, compared to $55.0 million at December 31, 2009 and $5.3 million at June 30, 2009, the result of modifications made to performing loans to support borrowers who were at risk of defaulting on their loan repayment obligations.

OREO not covered by loss share agreements totaled $46.8 million at June 30, 2010, compared to $40.6 million at December 31, 2009 and $33.3 million at June 30, 2009, the increase primarily relating to real estate exposures in the Atlanta, Georgia and southwest Florida markets, specifically related to residential construction activities. Both markets have experienced significant over-development that has resulted in extremely weak sales of new residential units and significant declines in property values. Once acquired, OREO is periodically reviewed to ensure that the fair value of the property supports the carrying value, with writedowns recorded when necessary.

At June 30, 2010, the allowance for loan and lease losses allocated to noncovered loans totaled $172.2 million or 1.48 percent of loans and leases not covered by loss share agreements, compared to $168.8 million or 1.45 percent at December 31, 2009 and $162.3 million or 1.39 percent at June 30, 2009. The $3.4 million and $9.9 million increase in the allowance for noncovered loan and lease losses since December 31, 2009 and June 30, 2009, respectively, was primarily due to deterioration in credit quality within noncovered commercial loans, revolving mortgage loans, and residential construction loans. An additional allowance of $16.0 million relates to loans covered by loss share agreements at June 30, 2010 with a gross carrying amount of $45.5 million. This $16.0 million allowance was established as a result of post-acquisition deterioration in credit quality for certain covered loans.

Management considers the allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at June 30, 2010, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.

The provision for loan and lease losses recorded during the second quarter of 2010 equaled $31.8 million, compared to $16.9 million during the first quarter of 2010 and $20.8 million during the second quarter of 2009. The $11.1 million increase since the second quarter of 2009 resulted from post-acquisition deterioration of acquired loans covered by loss share agreements with the FDIC. Exclusive of losses related to loans covered by loss share agreements, net charge-offs declined to $12.6 million during the second quarter of 2010, compared to $20.8 million during the second quarter of 2009. Net charge-offs on noncovered loans equaled $13.6 million during the first quarter of 2010. On an annualized basis, net charge-offs represented 0.43 percent of average noncovered loans and leases during the second quarter of 2010 compared to 0.47 percent in the first quarter of 2010 and 0.73 percent during the second quarter of 2009.

The provision for loan and lease losses during the first six months of 2010 equaled $48.8 million up $9.3 million or 19.0 percent from the comparable period of 2009. The current year increase was caused primarily by post-acquisition deterioration of acquired loans covered by loss share agreements with the FDIC. Net charge-offs of noncovered loans totaled $26.2 million in 2010, down $8.6 million from 2009 as a result of reduced losses on residential construction loans. Annualized year-to-date net charge-offs of noncovered loans represented 0.45 percent of average noncovered loans and leases for 2010, compared to 0.60 percent for 2009.

Table 10 provides details concerning the allowance for loan and lease losses during the past five quarters.

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

We assess our interest rate risk by simulating future amounts of net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Due to the extremely low level of interest rates, the calculation of downward rate simulations is not applicable, and thus we focus our simulations on rising rate interest rate scenarios. These simulations indicate that net interest income will increase by 2.3 percent to 6.4 percent depending upon the speed with which rates increase. We also utilize the market value of equity as a tool in measuring and managing interest rate risk. The market value of equity is estimated to range from 8.3 percent with no change in interest rates to 7.3 percent when rates move up immediately by 200 basis points.

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

Liquidity risk. Liquidity risk results from the mismatching of asset and liability cash flows and the potential inability to secure adequate amounts of funding from traditional sources of liquidity. BancShares manages this risk by structuring its balance sheet prudently and by maintaining various borrowing resources to fund potential cash needs. BancShares has historically maintained a strong focus on liquidity, and we have traditionally relied on our deposit base as our primary liquidity source. Short-term borrowings resulting from commercial treasury customers have also been an important source of liquidity in recent years, although the majority of those borrowings must be collateralized thereby potentially restricting the use of the resulting liquidity. Through our deposit and treasury services pricing strategies, we have the ability to stimulate or curtail liability growth.

Exclusive of deposits assumed in the FDIC-assisted transactions, deposits increased during 2010 and 2009 due to an improved domestic savings rate and a desire by customers to seek safety from uncertain investment instruments. While deposits have continued to grow despite falling interest rates, lower rates have caused a significant reduction in treasury services balances.

The 2010 and 2009 FDIC-assisted transactions have created liquidity pressures and will require us to maintain incremental liquidity in 2010. With respect to the FDIC-assisted transactions, we expect deposit outflows to exceed cash receipts from payments on covered loans and the receivable from the FDIC for loss share agreements, resulting in a net reduction in liquidity. The deposit outflows result from high levels of wholesale and other non-core funding sources typically utilized by failing institutions, large portions of which are typically withdrawn subsequent to the acquisition date. The incremental liquidity to fund our acquisitions has been and will continue to be primarily generated outside of the failed bank markets through increased core deposits within the legacy ISB and FCB franchise.

We occasionally utilize borrowings from the Federal Home Loan Bank of Atlanta as an alternative source of liquidity, and to assist in matching the maturities of longer dated interest-earning assets. At June 30, 2010, we had sufficient collateral pledged to provide access to $1.50 billion of additional borrowings. Additionally, we maintain federal funds lines of credit and other borrowing facilities. At June 30, 2010, BancShares had contingent access to $500.0 million in unsecured borrowings through its various sources.

Once we have satisfied our loan demand and other funding needs, residual liquidity is held in cash or invested in overnight investments and investment securities available for sale. Net of amounts pledged for various purposes, the amount of such immediately available balance sheet liquidity approximated $2.71 billion at June 30, 2010 compared to $1.75 billion at June 30, 2009.

Allowance for Loan and Lease Loss Experience and Risk Elements	Table 10

	2010		2009			Six Months Ended June 30
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2010	2009
	(thousands, except ratios)
Allowance for loan and lease losses at beginning of period	$176,273	$172,282	$165,282	$162,282	$162,319	$172,282	$157,569

Adjustment resulting from adoption of change in accounting for QSPEs and controlling financial interests effective January 1, 2010	—	681	—	—	—	681	—
Provision for loan and lease losses	31,826	16,930	21,617	18,266	20,759	48,756	39,482
Net charge-offs of loans and leases:
Charge-offs	(21,744)	(14,858)	(15,660)	(16,671)	(22,048)	(36,602)	(37,024)
Recoveries	1,814	1,238	1,043	1,405	1,252	3,052	2,255

Net charge-offs of loans and leases	(19,930)	(13,620)	(14,617)	(15,266)	(20,796)	(33,550)	(34,769)

Allowance for loan and lease losses at end of period	$188,169	$176,273	$172,282	$165,282	$162,282	$188,169	$162,282

Allowance for loan and lease losses at end of period allocated to loans and leases:
Covered by loss share agreements	$16,006	$6,810$	$3,500	$—	$—	$16,006	$—
Not covered by loss share agreements	172,163	169,463	168,782	165,282	162,282	172,163	162,282
Detail of net charge-offs of loans and leases:
Covered by loss share agreements	$7,358	$—	$—	$—	$—	$7,358	$—
Not covered by loss share agreements	12,572	13,620	14,617	15,266	20,796	26,192	34,769

Total net charge-offs	$19,930	$13,620	$14,617	$15,266	$20,796	$33,550	$34,769

Reserve for unfunded commitments	$7,414	$7,180	$7,130	$7,282	$7,213	$7,414	$7,213
Average loans and leases:
Covered by loss share agreements	2,502,756	2,051,145	1,212,978	653,126	—	2,278,198	—
Not covered by loss share agreements	11,700,053	11,737,654	11,664,172	11,425,264	11,621,450	11,675,699	11,640,555
Loans and leases at period-end:
Covered by loss sharing agreements	2,367,090	2,602,261	1,173,020	1,257,478	—	2,367,090	—
Not covered by loss sharing agreements	11,622,494	11,640,041	11,644,999	11,520,683	11,523,045	11,622,494	11,523,045
Risk Elements
Nonaccrual loans and leases
Covered by loss share agreements	$218,007	$123,602	$116,446	$102,473	$—	$218,007	$—
Not covered by loss share agreements	73,179	61,904	58,417	56,628	63,756	73,179	63,756
Other real estate
Covered by loss share agreements	98,416	109,783	93,774	102,600	—	98,416	—
Not covered by loss share agreements	46,763	48,368	40,607	44,703	33,301	46,763	33,301
Troubled debt restructurings
Covered by loss share agreements	46,155	24,216	10,013	—	—	46,155	—
Not covered by loss share agreements	36,644	49,309	55,025	4,990	5,334	36,644	5,334

Total nonperforming assets	$519,164	$417,182	$374,282	$311,394	$102,391	$519,164	$102,391

Nonperforming assets covered by loss share agreements	$362,578	$257,601	$220,233	$205,073	$—	$362,578	$—
Nonperforming assets not covered by loss share agreements	156,586	159,581	154,049	106,321	102,391	156,586	102,391

Total nonperforming assets	$519,164	$417,182	$374,282	$311,394	$102,391	$519,164	$102,391

Accruing loans and leases 90 days or more past due:
Covered by loss share agreements	$301,977	$345,465	$—	$—	$—	$301,977	$—
Not covered by loss share agreements	18,305	23,701	27,766	16,507	25,988	18,305	25,988

Ratios
Net charge-offs of noncovered loans (annualized) to average noncovered loans and leases	0.43%	0.47%	0.50%	0.53%	0.72%	0.45%	0.60%
Allowance for loan and lease losses to total loans and leases:
Covered by loss share agreements	0.68	0.26	0.30	—	—	—	—
Not covered by loss share agreements	1.48	1.46	1.45	1.43	1.41	1.48	1.41

Nonperforming assets to total loans and leases plus other real estate
Covered by loss share agreements	14.71	9.50	17.39	15.08	—	14.71	—
Not covered by loss share agreements	1.34	1.37	1.32	0.92	0.89	1.34	0.89
Total	3.67	2.90	2.89	2.41	0.89	3.67	0.89

Accruing loans and leases 90 days or more past due covered by loss share agreements includes impaired loans acquired from FRB and SAB that are being accounted for using the accretable yield method.

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

Although FCB has grown through acquisition in certain of its markets, throughout its history the majority of its expansion has been accomplished on a de novo basis. Since ISB began operation in 1997, it has followed a similar business model for growth and expansion on a de novo basis. Due to the rapid pace of its growth and the number of branch offices that have not attained sufficient size to achieve profitability, the financial results and trends of ISB have been significantly affected by the large percentage of markets that are relatively new. Each new market that ISB has entered created additional operating costs that are typically not fully offset by operating revenues until three to five years of operation. Losses incurred since ISB’s inception total $85.9 million, due not only to the rapid rate of expansion but also to large credit costs incurred during the last several years.

IronStone Bank. At June 30, 2010, ISB operated 58 facilities in twelve states. ISB’s total assets equaled $2.81 billion at June 30, 2010 compared to $2.65 billion at June 30, 2009, an increase of $153.1 million or 5.8 percent. ISB recorded a net loss of $964,000 during the first six months of 2010, compared to a net loss of $13.8 million during the same period of 2009. We believe that current year operating results will be favorable compared to 2009 due to lower credit costs and improved net interest income.

Net interest income increased $8.7 million during the first six months of 2010, the result of an improved net yield on interest-earning assets. The provision for credit losses decreased $10.4 million during the first six months of 2010 due to lower net charge-offs and provisions in the residential construction loan portfolio. Net charge-offs decreased from $18.1 million in the first half of 2009 to $8.5 million in the first half of 2010. On an annualized basis, the ratio of current year net charge-offs to average loans and leases outstanding equaled 0.78 percent, compared to 1.66 percent in the prior year.

ISB’s noninterest income increased $652,000 or 10.0 percent during the first half of 2010, due to increases in cardholder and merchant services income. Noninterest expense fell $287,000 or 0.6 percent during the first half of 2010, versus the same period of 2009. Salary expense increased $1.1 million or 7.3 percent as a result of new offices opened in late-2009. Occupancy expense was also up by $782,000 or 9.9 percent. Other expense declined $2.6 million from the prior year primarily due to a reduction in foreclosure-related expenses and FDIC deposit insurance.

First-Citizens Bank & Trust Company. At June 30, 2010, FCB operated 393 branches in eight states and Washington, DC. FCB’s total assets increased from $14.60 billion at June 30, 2009 to $18.16 billion at June 30, 2010, an increase of $3.55 billion or 24.3 percent as a result of assets acquired in FDIC-assisted transactions. FCB recorded net income of $141.4 million during the first half of 2010 compared to $34.6 million during the same period of 2009. This represents a $106.8 million increase in net income caused primarily by acquisition gains in the first quarter of 2010. Excluding the acquisition gains recognized in the first quarter, First Citizens had pre-tax income of $93.6 million, compared to $51.5 million in 2009. FCB’s net interest income increased $77.1 million or 37.8 percent during 2010, due to higher average interest-earning assets and an improved net yield on interest-earning assets.

The provision for loan and lease losses increased $19.7 million due to higher net charge-offs and higher provision for losses on acquired loans. FCB’s ratio of net charge-offs to average noncovered loans and leases equaled 0.38 percent for the first half of 2010 compared to 0.36 percent for the same period of 2009. FCB’s noninterest income increased $157.9 million during the first half of 2010, primarily the result of the nonrecurring gain from the FDIC-assisted transactions. Improvements were also noted in wealth advisory services, deposit service charges and cardholder and merchant services income. Reductions were noted in fees from processing services, mortgage income and ATM income. Noninterest expense increased $37.0 million or 13.4 percent during 2010, caused principally by increased costs as a result of the FDIC-assisted transactions.

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

Beginning January 1, 2010, new accounting guidance requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level-3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required beginning January 1, 2011. The remaining disclosure requirements and clarifications became effective on January 1, 2010 and are included in Note G – Estimated Fair Values.

The recent enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will result in expansive changes in many areas affecting the financial services industry in general and BancShares in particular. The legislation provides broad economic oversight, consumer financial services protection, investor protection, rating agency reform and derivative regulatory reform. Various corporate governance requirements will result in expanded proxy disclosures and shareholder rights. Additional provisions address the mortgage industry in an effort to strengthen lending practices. Deposit insurance reform will result in permanent FDIC protection for up to $250,000 of deposits and will require the FDIC’s Deposit Insurance Fund to maintain 1.35 percent of insured deposits with the burden for closing the shortfall falling to banks with more than $10.0 billion in assets.

The legislation also imposes new regulatory capital requirements for banks that will result in the disallowance of qualified trust preferred capital securities as Tier 1 capital beginning in 2013. This legislation requires the reduction in Tier 1 capital by the amount of qualified trust preferred capital securities in equal increments over a three year period beginning in 2013. BancShares has $265 million in trust preferred capital securities that is currently outstanding and included as Tier 1 capital. The elimination of $88.3 million from Tier 1 capital will be required over the three year period beginning in 2013. Due to the breadth of the impact of the new legislation, we are unable to estimate the impact of complying with the various provisions.

In July, 2010, the FASB issued Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss (ASU 2010-20). In an effort to provide financial statement users with greater transparency about the allowance for loan and lease losses, ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in the portfolio and how risk is analyzed and assessed in determining the amount of the allowance. Changes in the allowance will also require disclosure. The end-of-period disclosures are effective for BancShares on December 31, 2010. The disclosures related to activity during a period are effective during 2011. The provisions of ASU 2010-20 will affect disclosures regarding the allowance for loan and lease losses, but will have no material impact on financial condition, results of operations or liquidity.

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

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of June 30, 2010, BancShares’ market risk profile has not changed significantly from December 31, 2009. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares’ internal control over financial reporting occurred during the second quarter of 2010 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

With respect to the FDIC-assisted transactions, the exposures to prospective losses on certain assets are covered by loss share agreements with the FDIC. These loss share agreements impose certain obligations on us that, in the event of noncompliance could result in the disallowance of our rights under the loss share agreements.

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

Gain on acquisitions

The acquisition gains recorded during 2010 and 2009 are preliminary and subject to revision for a period of one year following the respective acquisition date. Adjustments may be recorded based on additional information received after the acquisition date that affects the respective acquisition date fair values of assets acquired and liabilities assumed. Downward adjustments in values of assets acquired or increases in values of liabilities assumed on the date of acquisition would lower the gains on acquisitions.

Deposit insurance premiums

During 2009, due to a higher level of bank failures, the FDIC increased recurring deposit insurance premiums, imposed a special assessment on insured financial institutions, and required insured financial institutions to prepay three years of deposit premiums. Due to the continuing volume of bank failures, it is possible that additional funding will be required from insured financial institutions. In addition, recently enacted legislation contains various provisions to reform certain elements of the current deposit insurance system including a higher minimum reserve ratio that must be attained by 2020. These changes could result in further increases in the amount of deposit insurance premiums that we pay.

Access to capital

Based on existing capital levels, BancShares and its subsidiary banks maintain well-capitalized ratios under current leverage and risk-based capital standards including the impact of the acquisitions in 2010 of First Regional and SAB. Historically, our primary capital sources have been retained earnings and debt issued through both private and public markets including trust preferred securities and subordinated debt. The market for trust preferred securities has been severely limited during the current economic environment, and our ability to raise capital by issuing new trust preferred securities at reasonable rates is highly questionable.

Additionally, recent legislation has affected our ability to rely on trust preferred securities as a source of capital. Under the provisions of the 2010 legislation, we will be required to remove one-third of the securities that currently qualify in each of the three years beginning 2013. The elimination of the full $265.0 million would result in a 201 basis point reduction in BancShares’ Tier 1 capital at June 30, 2010 on a pro forma basis. Although BancShares would remain well-capitalized on a pro forma basis, the impact of this legislation on other financial institutions may create an even greater scarcity of capital. A lack of access to new Tier 1 capital could limit our ability to consummate additional acquisitions and meet customer demand for additional extensions of credit.

Reduction in credit ratings

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

In addition, financial institutions are significantly affected by changes in economic and monetary policies. Recently enacted legislation will likely result in increased compliance requirements through the establishment of the Bureau of Consumer Financial Protection.

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

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

101	Financials in XBRL Format

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2010	FIRST CITIZENS BANCSHARES, INC.
(Registrant)

	By:	/s/ KENNETH A. BLACK
Kenneth A. Black
Vice President, Treasurer
and Chief Financial Officer