Form 10-Q
period 2010-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2010-11-08
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes   ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of ‘accelerated filer’ and ‘large accelerated filer’ in Rule 12b-2 of the Exchange Act:[

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class A Common Stock—$1 Par Value—8,756,778 shares

Class B Common Stock—$1 Par Value—1,677,675 shares

(Number of shares outstanding, by class, as of November 8, 2010)

Part 1

Item 1. Financial Statements (Unaudited)

First Citizens BancShares, Inc. and Subsidiaries

Consolidated Balance Sheets

Unaudited

	September 30* 2010	December 31# 2009	September 30* 2009
	(thousands, except share data)
Assets
Cash and due from banks	$493,786	$480,242	$723,031
Overnight investments	1,049,158	723,260	219,886
Investment securities available for sale	3,786,841	2,929,162	3,283,521
Investment securities held to maturity	2,645	3,603	3,788
Loans held for sale	79,853	67,381	78,485
Loans and leases:
Covered by loss share agreements	2,222,660	1,173,020	1,257,478
Not covered by loss share agreements	11,545,309	11,644,999	11,520,683
Less allowance for loan and lease losses	218,046	172,282	165,282

Net loans and leases	13,549,923	12,645,737	12,612,879
Premises and equipment	845,478	837,082	836,456
Other real estate owned:
Covered by loss share agreements	99,843	93,774	102,600
Not covered by loss share agreements	47,523	40,607	44,703
Income earned not collected	83,204	60,684	68,845
Receivable from FDIC for loss share agreements	651,844	249,842	243,000
Goodwill	102,625	102,625	102,625
Other intangible assets	11,373	6,361	6,976
Other assets	245,195	225,703	186,083

Total assets	$21,049,291	$18,466,063	$18,512,878

Liabilities
Deposits:
Noninterest-bearing	$3,859,389	$3,215,414	$3,261,987
Interest-bearing	13,883,639	12,122,153	12,086,968

Total deposits	17,743,028	15,337,567	15,348,955
Short-term borrowings	652,716	642,405	576,609
Long-term obligations	819,145	797,366	879,758
Other liabilities	116,198	129,610	192,872

Total liabilities	19,331,087	16,906,948	16,998,194
Shareholders’ Equity
Common stock:
Class A - $1 par value (8,756,778 shares issued for all periods)	8,757	8,757	8,757
Class B - $1 par value (1,677,675 shares issued for all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,588,336	1,429,863	1,413,993
Accumulated other comprehensive loss	(24,333)	(24,949)	(53,510)

Total shareholders’ equity	1,718,204	1,559,115	1,514,684

Total liabilities and shareholders’ equity	$21,049,291	$18,466,063	$18,512,878

*	Unaudited
#	Derived from the 2009 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries

Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(thousands, except share and per share data)
Interest income
Loans and leases	$264,819	$170,690	$654,434	$482,723
Investment securities:
U. S. Government	9,406	15,076	29,007	54,353
Residential mortgage backed securities	1,544	1,329	4,981	3,711
Corporate bonds	2,196	2,205	6,529	4,063
State, county and municipal	14	32	62	187
Other	77	242	159	613

Total investment securities interest and dividend income	13,237	18,884	40,738	62,927
Overnight investments	572	116	1,591	533

Total interest income	278,628	189,690	696,763	546,183
Interest expense
Deposits	37,087	43,574	116,294	145,410
Short-term borrowings	742	980	2,138	3,582
Long-term obligations	10,859	9,859	32,493	29,077

Total interest expense	48,688	54,413	150,925	178,069

Net interest income	229,940	135,277	545,838	368,114
Provision for loan and lease losses	59,873	18,265	108,629	57,747

Net interest income after provision for loan and lease losses	170,067	117,012	437,209	310,367
Noninterest income
Gain on acquisitions	0	104,434	136,000	104,434
Cardholder and merchant services	27,982	25,306	80,276	70,905
Service charges on deposit accounts	18,063	20,336	56,403	57,350
Wealth management services	12,826	12,071	38,782	34,324
Fees from processing services	7,485	7,619	21,934	22,307
Securities (losses) gains	940	(177)	1,885	(316)
Other service charges and fees	4,734	4,078	14,492	12,495
Mortgage income	3,013	2,844	6,347	8,665
Insurance commissions	1,980	1,926	6,580	6,221
ATM income	1,730	1,710	5,084	5,211
Adjustments to FDIC receivable for loss share agreements	(28,505)	0	(13,053)	0
Other	(279)	706	(190)	365

Total noninterest income	49,969	180,853	354,540	321,961
Noninterest expense
Salaries and wages	74,727	66,131	221,362	195,428
Employee benefits	14,455	15,390	48,605	48,482
Occupancy expense	18,353	17,282	54,706	48,658
Equipment expense	17,251	14,990	49,670	44,462
FDIC deposit insurance	5,842	5,497	17,338	23,446
Foreclosure-related expenses (income)	(1,271)	3,869	6,804	7,291
Other	47,494	41,340	133,092	110,345

Total noninterest expense	176,851	164,499	531,577	478,112

Income before income taxes	43,185	133,366	260,172	154,216
Income taxes	15,439	50,898	97,213	56,885

Net income	$27,746	$82,468	$162,959	$97,331

Average shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453
Net income per share	$2.66	$7.90	$15.62	$9.33

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Unaudited

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands, except share and per share data)
Balance at December 31, 2008	$8,757	$1,678	$143,766	$1,326,054	$(36,880)	$1,443,375
Comprehensive income:
Net income	0	0	0	97,331	0	97,331
Change in unrealized securities gains arising during period, net of $12,086 deferred tax benefit	0	0	0	0	(17,908)	(17,908)
Change in unrecognized loss on cash flow hedge, net of $834 deferred tax	0	0	0	0	1,278	1,278

Total comprehensive income						80,701

Cash dividends of $0.90 per share	0	0	0	(9,392)	0	(9,392)

Balance at September 30, 2009	$8,757	$1,678	$143,766	$1,413,993	$(53,510)	$1,514,684

Balance at December 31, 2009	$8,757	$1,678	$143,766	$1,429,863	$(24,949)	$1,559,115
Adjustment resulting from adoption of change in accounting for QSPEs and controlling financial interests effective January 1, 2010	0	0	0	4,904	0	4,904
Comprehensive income:
Net income	0	0	0	162,959	0	162,959
Change in unrealized securities gains arising during period, net of $3,632 deferred tax	0	0	0	0	5,567	5,567
Less: reclassification adjustment for gains included in net income, net of $900 deferred tax	0	0	0	0	(1,398)	(1,398)
Change in pension liability, net of $1,178 tax benefit	0	0	0	0	1,830	1,830
Change in unrecognized loss on cash flow hedge, net of $3,513 deferred tax benefit	0	0	0	0	(5,383)	(5,383)

Total comprehensive income						163,575

Cash dividends of $0.90 per share	0	0	0	(9,390)	0	(9,390)

Balance at September 30, 2010	$8,757	$1,678	$143,766	$1,588,336	$(24,333)	$1,718,204

At September 30, 2010, Accumulated Other Comprehensive Loss includes on an after-tax basis $25,599 in unrealized gains on investment securities available for sale, $41,301 in unrealized losses resulting from the funded status of the defined benefit plan and an unrealized loss of $8,631 on cash flow hedges.

At September 30, 2009, Accumulated Other Comprehensive Income includes on an after-tax basis $27,483 in unrealized gains on investment securities available for sale, $75,815 in unrealized losses resulting from the funded status of the defined benefit plan and an unrealized loss of $5,178 on cash flow hedges.

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine months ended September 30
	2010	2009

OPERATING ACTIVITIES
Net income	$162,959	$97,331
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	4,727	1,324
Provision for loan and lease losses	108,629	57,747
Deferred tax (benefit) expense	(82,228)	30,148
Change in current taxes payable	2,260	5,743
Depreciation	46,565	42,453
Change in accrued interest payable	(4,348)	(8,399)
Change in income earned not collected	(14,860)	8,922
Gain on acquisitions	(136,000)	(104,434)
Securities losses (gains)	(1,885)	316
Origination of loans held for sale	(420,346)	(614,857)
Proceeds from sale of loans held for sale	413,958	612,916
Gain on sale of loans held for sale	(6,084)	(7,145)
Loss on sale of other real estate	1,005	2,808
Net amortization of premiums and discounts	(29,506)	31,295
Receivable from FDIC for loss share agreements	66,427	0
Net change in other assets	67,944	3,634
Net change in other liabilities	41,399	(21,233)

Net cash provided by operating activities	220,616	138,569

INVESTING ACTIVITIES
Net change in loans and leases outstanding	526,380	95,736
Purchases of investment securities available for sale	(2,536,499)	(1,643,560)
Proceeds from maturities of investment securities held to maturity	956	2,159
Proceeds from maturities of investment securities available for sale	1,686,400	1,414,910
Proceeds from sales of investment securities available for sale	38,384	151,556
Net change in overnight investments	(325,898)	86,002
Additions to premises and equipment	(54,961)	(79,980)
Proceeds from sale of other real estate	75,738	20,112
Net cash received from acquisitions	106,489	51,381

Net cash provided (used) by investing activities	(483,011)	98,316

FINANCING ACTIVITIES
Net change in time deposits	(323,859)	249,592
Net change in demand and other interest-bearing deposits	1,021,589	(288,922)
Net change in short-term borrowings	(481,098)	(149,515)
Origination of long-term obligations	68,697	91,008
Cash dividends paid	(9,390)	(9,392)

Net cash provided (used) by financing activities	275,939	(107,229)

Change in cash and due from banks	13,544	129,656
Cash and due from banks at beginning of period	480,242	593,375

Cash and due from banks at end of period	$493,786	$723,031

CASH PAYMENTS FOR:
Interest	$155,273	$186,468
Income taxes	126,964	17,705

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains (losses)	$5,259	$(29,994)
Unrealized (loss) gain on cash flow hedge	(8,896)	2,112
Change in pension liability	3,008	0
Acquisitions:
Assets acquired	2,291,659	1,924,715
Liabilities assumed	2,155,861	1,819,745
Net assets acquired	135,798	104,970

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

During 2010 and 2009, BancShares’ wholly-owned subsidiary, First-Citizens Bank & Trust Company (FCB), acquired assets and assumed liabilities of four entities as noted below (collectively referred to as “the Acquisitions”) with the assistance of the Federal Deposit Insurance Corporation (FDIC), which had been appointed Receiver of each entity by its respective state banking authority.

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

Acquired loans are recorded at fair value at the date of acquisition. The fair values of acquired loans with evidence of credit deterioration since origination (impaired loans) are recorded net of a nonaccretable difference and, if appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is included in the carrying amount of acquired loans. Subsequent decreases to expected cash flows will generally result in recognition of an allowance by a charge to provision for loan and lease losses. Subsequent increases in expected cash flows result in either a reversal of the provision for loan and lease losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on the accretable yield. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation regarding the amount and timing of such cash flows. BancShares did not initially estimate the amount and timing of cash flows for loans acquired from TVB and VB at the dates of the acquisitions, but cash flow analyses were performed on loans acquired from First Regional and SAB in order to determine the cash flows expected to be collected. BancShares is accounting for all acquired loans on a loan level basis since the majority of the portfolios acquired consist of large commercial loans.

Receivable from FDIC for Loss Share Agreements

The receivable from the FDIC for loss share agreements is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable should the assets be sold. Fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages and the estimated true-up payment at the expiration of the loss share agreements, if applicable. These cash flows were discounted to reflect the estimated timing of the receipt of the loss share reimbursement from the FDIC and the true-up payment to the FDIC, when applicable. The FDIC receivable has been reviewed and updated prospectively as loss estimates related to covered loans and other real estate owned change, and as reimbursements are received or expected to be received from the FDIC. Post-acquisition adjustments to the FDIC receivable are offset by noninterest income.

Other Real Estate Owned Covered by Loss Share Agreements

Other real estate owned (OREO) covered by loss share agreements with the FDIC are reported exclusive of expected reimbursement cash flows from the FDIC. Subsequent downward adjustments to the estimated recoverable value of covered OREO result in a reduction of covered OREO, a charge to other noninterest expense and an increase in the FDIC receivable for the estimated amount to be reimbursed, with a corresponding amount recorded as other noninterest income. OREO is presented at the estimated present value that management expects to receive when the property is sold, net of related costs of disposal. Management used appraisals of properties to determine fair values and applied additional discounts where appropriate for passage of time or, in certain cases, for subsequent events occurring after the appraisal date.

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

The Purchase and Assumption Agreement between FCB and the FDIC also includes a true-up payment at the end of year 10. On March 17, 2020, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the stated threshold, or $203.4 million, less (ii) the sum of (a) 25 percent of the asset discount, or $74.9 million, plus (b) 25 percent of the cumulative loss share payments plus (c) the cumulative servicing amount. The cumulative servicing amount is 1 percent of the average covered assets for each year during the terms of the loss share agreements. Current projections suggest a true-up payment of $67,219 will be payable under the First Regional loss share agreements. This estimate is subject to change over the term of the agreements.

The term for loss share on residential real estate loans is ten years, while the term for loss share on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss share agreements with the FDIC and considering an estimate of a contingent true-up payment to the FDIC, FCB recorded a receivable of $365,170 at the time of acquisition. During the second and third quarters of 2010, adjustments were made to the FDIC receivable based on changes in loss estimates related to covered loans and other real estate owned that affect the respective acquisition date fair values. These adjustments were made retroactive to the first quarter of 2010 and increased the receivable by $13,525.

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

The acquisitions of First Regional and SAB were accounted for using the acquisition method of accounting. The statement of net assets acquired, adjustments to the acquisition date fair values made in the second and third quarters and the resulting bargain purchase gains are presented in the following tables. As indicated in the explanatory notes that accompany the following tables, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at their respective acquisition date estimated fair values. Fair values are subject to refinement for up to one year after the closing date of each merger as additional information regarding closing date fair values becomes available. Adjustments to the estimated fair values made in the second and third quarters were based on additional information regarding the acquisition date fair values, which included updated appraisals on several commercial properties on acquired impaired loans and updated financial statements for some borrowers which allowed for adjustments to expected cash flows that more closely reflect the borrowers’ ability to repay the debt.

First quarter noninterest income as originally reported included bargain purchase gains of $137,447 that resulted from the 2010 Acquisitions. The gains resulted from the difference between the estimated fair values of acquired assets and assumed liabilities. During the second and third quarters of 2010, adjustments were made to the gains based on additional information regarding the respective acquisition date fair values. These adjustments were made retroactive to the first quarter of 2010, the period the 2010 acquisitions were consummated, resulting in an adjusted gain of $136,000. FCB recorded a deferred tax liability for the gains totaling $53,258. To the extent there are additional adjustments to the respective acquisition date fair values up to one year following the respective acquisitions, there will be additional adjustments to the gains.

The following tables identify the assets acquired and liabilities assumed by FCB from First Regional and SAB. The tables provide the balances recorded by First Regional and SAB at the time of the respective FDIC-assisted transactions, the fair value adjustments recorded and the resulting adjusted fair values recorded by FCB for the acquisition date.

First Regional Bank

Acquisition date: January 29, 2010

	As recorded by First Regional	Fair value adjustments at date of acquisition		Subsequent acquisition-date adjustments		As recorded by FCB
	(thousands)
Assets
Cash and due from banks	$37,508	$—		$—		$37,508
Investment securities available for sale	3,250	—		—		3,250
Loans covered by loss share agreements	1,853,325	(576,171	) a	(16,905	) a	1,260,249
Other real estate owned covered by loss share agreements	61,488	(20,353	) b	791	b	41,926
Income earned not collected	6,048	—		—		6,048
Receivable from FDIC for loss share agreements	—	365,170	c	13,525	i	378,695
Intangible assets	—	9,110	d	—		9,110
Other assets	23,782	(500	) e	—		23,282

Total assets acquired	$1,985,401	$(222,744)		$(2,589)		$1,760,068

Liabilities
Deposits:
Noninterest-bearing	$528,235	$—		$—		$528,235
Interest-bearing	759,484	—		—		759,484

Total deposits	1,287,719	—		—		1,287,719
Short-term borrowings	361,876	—		—		361,876
Other liabilities	1,188	1,547	h	—		2,735

Total liabilities assumed	1,650,783	1,547		—		1,652,330

Excess of assets acquired over liabilities assumed	$334,618

Aggregate fair value adjustments		$(224,291)		$(2,589)

Gain on acquisition of First Regional						$107,738

Sun American Bank

Acquisition date: March 5, 2010

	As recorded by SAB	Fair value adjustments at acquisition date		Subsequent acquisition-date adjustments		As recorded by FCB
	(thousands)
Assets
Cash and due from banks	$37,016	$—		$—		$37,016
Investment securities available for sale	66,968	—		—		66,968
Loans covered by loss share agreements	411,315	(123,707	) a	3,283	a	290,891
Other real estate owned covered by loss share agreements	15,220	(7,200	) b	—		8,020
Income earned not collected	1,612	—		—		1,612
Receivable from FDIC for loss share agreements	—	92,360	c	(2,626	) i	89,734
Intangible assets	—	629	d	—		629
Other assets	4,473	—		—		4,473

Total assets acquired	$536,604	$(37,918)		$657		$499,343

Liabilities
Deposits:
Noninterest-bearing	$39,435	$—		$—		$39,435
Interest-bearing	380,577	—		—		380,577

Total deposits	420,012	—		—		420,012
Short-term borrowings	42,485	48	f	—		42,533
Long-term obligations	37,000	3,082	g	—		40,082
Other liabilities	853	51	h	—		904

Total liabilities assumed	500,350	3,181		—		503,531

Excess of assets acquired over liabilities assumed	$36,254

Aggregate fair value adjustments		$(41,099)		$657

Cash received from the FDIC						$31,965

Gain on acquisition of Sun American						$27,777

Explanation of fair value adjustments

a - Adjustment reflects the fair value adjustments based on FCB’ sevaluation of the acquired loan portfolio.

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

i - Adjustment to acquisition date fair value based on additional information received post-acquisition regarding acquisition date fair value.

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

Note C

Investments

The aggregate values of investment securities at September 30, 2010, December 31, 2009 and September 30, 2009, along with unrealized gains and losses determined on an individual security basis are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
September 30, 2010
U. S. Government	$3,112,152	$9,099	$—	$3,121,251
Corporate bonds	479,935	9,254	—	489,189
Residential mortgage-backed securities	151,355	4,891	110	156,136
Equity securities	1,132	17,865	—	18,997
State, county and municipal	1,241	27	—	1,268

Total investment securities available for sale	$3,745,815	$41,136	$110	$3,786,841

December 31, 2009
U. S. Government	$2,274,084	$14,005	$666	$2,287,423
Corporate bonds	481,341	4,326	—	485,667
Residential mortgage-backed securities	126,601	4,489	752	130,338
Equity securities	2,377	14,245	—	16,622
State, county and municipal	7,053	35	275	6,813
Other	1,937	362	—	2,299

Total investment securities available for sale	$2,893,393	$37,462	$1,693	$2,929,162

September 30, 2009
U. S. Government	$2,611,698	$23,183	$178	$2,634,703
Corporate bonds	482,705	4,459	74	487,090
Residential mortgage-backed securities	112,235	3,117	1	115,351
Equity securities	2,591	13,985	31	16,545
State, county and municipal	7,185	193	2	7,376
Other	21,997	459	—	22,456

Total investment securities available for sale	$3,238,411	$45,396	$286	$3,283,521

Investment securities held to maturity
September 30, 2010
Residential mortgage-backed securities	$2,645	$245	$26	$2,864

Total investment securities held to maturity	$2,645	$245	$26	$2,864

December 31, 2009
Residential mortgage-backed securities	$3,452	$256	$26	$3,682
State, county and municipal	151	1	—	152

Total investment securities held to maturity	$3,603	$257	$26	$3,834

September 30, 2009
Residential mortgage-backed securities	$3,637	$278	$26	$3,889
State, county and municipal	151	1	—	152

Total investment securities held to maturity	$3,788	$279	$26	$4,041

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

	September 30, 2010		December 31, 2009		September 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale
Maturing in:
One year or less	$2,559,784	$2,567,076	$1,544,063	$1,554,657	$1,550,843	$1,563,140
One through five years	1,044,757	1,056,170	1,226,202	1,233,604	1,585,364	1,600,964
Five through 10 years	1,815	1,841	1,943	2,201	2,323	2,683
Over 10 years	138,327	142,757	118,808	122,078	97,290	100,189
Equity securities	1,132	18,997	2,377	16,622	2,591	16,545

Total investment securities available for sale	$3,745,815	$3,786,841	$2,893,393	$2,929,162	$3,238,411	$3,283,521

Investment securities held to maturity
Maturing in:
One through five years	$—	$—	$151	$152	$151	$152
Five through 10 years	2,512	2,689	3,306	3,497	3,487	3,700
Over 10 years	133	175	146	185	150	189

Total investment securities held to maturity	$2,645	$2,864	$3,603	$3,834	$3,788	$4,041

The following table provides information regarding securities with unrealized losses as of September 30, 2010, December 31, 2009 and September 30, 2009:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010
Investment securities available for sale:
Residential mortgage-backed securities	$10,364	$88	$535	$22	$10,899	$110

Total	$10,364	$88	$535	$22	$10,899	$110

Investment securities held to maturity:
Residential mortgage-backed securities	$—	—	$27	$26	$27	$26
December 31, 2009
Investment securities available for sale:
U.S. Government	$250,600	$666	$—	$—	$250,600	$666
Residential mortgage-backed securities	25,608	621	2,434	131	28,042	752
State, county and municipal	5,476	271	439	4	5,915	275

Total	$281,684	$1,558	$2,873	$135	$284,557	$1,693

Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$29	$26	$29	$26
September 30, 2009
Investment securities available for sale:
U.S. Government	$17,060	$108	$1,368	$70	$18,428	$178
Corporate Bonds	76,909	74	—	—	76,909	74
Residential mortgage-backed securities	—	—	16	1	16	1
Equity securities	34	31	—	—	34	31
State, county and municipal	—	—	441	2	441	2

Total	$94,003	$213	$1,825	$73	$95,828	$286

Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$33	$26	$33	$26

Investment securities with an aggregate fair value of $562 have had continuous unrealized losses for more than twelve months as of September 30, 2010 with an aggregate unrealized loss of $48. These 19 investments consist entirely of residential mortgage-backed securities. None of the unrealized losses identified as of September 30, 2010 related to the marketability of the securities or the issuer’s ability to honor redemption obligations. Consequently, the securities were not deemed to be other than temporarily impaired.

With respect to investment securities held to maturity, BancShares has the ability and intent to hold those securities until they mature.

For each period presented, securities gains (losses) include the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Gross gains on sales of investment securities available for sale	$1,167	$104	$3,803	$104
Gross losses on sales of investment securities available for sale	(1)	—	(1,506)	—
Other than temporary impairments of equity investments	(226)	(281)	(412)	(420)

Total securities gains (losses)	$940	$(177)	$1,885	$(316)

Investment securities having an aggregate carrying value of $2,015,500 at September 30, 2010, $2,121,783 at December 31, 2009 and $1,998,230 at September 30, 2009, were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings or collateral obligations and for other purposes as required by law.

Note D

Loans and Leases

Loans and leases outstanding include the following as of the dates indicated:

	September 30, 2010	December 31, 2009	September 30, 2009
Loans covered by loss share agreements	$2,222,660	$1,173,020	$1,257,478

Loans and leases not covered by loss share agreements
Real estate:
Construction and land development	546,070	622,354	621,176
Commercial mortgage	4,696,183	4,552,078	4,514,554
Residential mortgage	917,415	864,704	876,001
Revolving mortgage	2,209,149	2,147,223	2,114,018
Other mortgage	155,509	158,187	101,802

Total real estate loans	8,524,326	8,344,546	8,227,551
Commercial and industrial	1,774,340	1,832,670	1,822,526
Consumer	766,586	941,986	998,007
Lease financing	294,825	330,713	335,515
Other	185,232	195,084	137,084

Total loans and leases not covered by loss share agreements	$11,545,309	$11,644,999	$11,520,683

	September 30, 2010			December 31, 2009			September 30, 2009
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
Loans covered by loss share agreements:
Real estate:
Construction and land development	$173,964	$397,027	$570,991	$22,700	$283,342	$306,042	$34,793	$392,642	$427,435
Commercial mortgage	132,049	999,134	1,131,183	36,820	553,579	590,399	40,490	605,087	645,577
Residential mortgage	36,933	45,836	82,769	8,828	143,481	152,309	3,387	57,193	60,580
Revolving mortgage	114	23,025	23,139	—	—	—	451	8,264	8,715
Other mortgage	43,023	177,001	220,024	331	21,307	21,638	344	3,325	3,669

Total real estate loans	386,083	1,642,023	2,028,106	68,679	1,001,709	1,070,388	79,465	1,066,511	1,145,976
Commerical and industrial	14,400	168,505	182,905	5,958	89,273	95,231	3,361	97,550	100,911
Consumer	116	6,852	6,968	255	4,259	4,514	287	6,793	7,080
Other	147	4,534	4,681	476	2,411	2,887	329	3,182	3,511

Total loans covered by loss share agreements	$400,746	$1,821,914	$2,222,660	$75,368	$1,097,652	$1,173,020	$83,442	$1,174,036	$1,257,478

Outstanding balance	$742,010	$2,535,003	$3,277,013	$200,310	$1,418,375	$1,618,685	$297,077	$1,566,084	$1,863,161

Impaired loans are loans that have evidence of deterioration in credit quality since origination, suggesting it is probable that all contractually required payments will not be collected. The following table provides information on all impaired loans, exclusive of those loans evaluated collectively as a homogeneous group.

	September 30, 2010	December 31, 2009	September 30, 2009
Impaired loans:
Covered by loss share agreements	$542,862	$116,446	$83,442
Not covered by loss share agreements	57,968	50,797	33,263

Total	$600,830	$167,243	$116,705

Allowance for loan and lease losses related to:
Impaired loans covered by loss share agreements	$40,046	$3,500	—
Impaired loans and leases not covered by loss share agreements	9,648	9,611	4,873
Impaired loans with no allowance for loan and lease loss:
Loans covered by loss share agreements	374,535	106,498	—
Loans and leases not covered by loss share agreements	7,348	9,902	9,331

When the fair values of loans covered by loss share agreements with the FDIC (Covered Loans) were established, certain loans were identified as impaired. The following table provides changes in the carrying value of acquired impaired loans during the nine-month periods ended September 30, 2010 and 2009:

	2010	2009
Balance, January 1	$75,368	$—
Fair value of acquired impaired loans covered by loss share agreements	412,627	99,625
Reductions for repayments, foreclosures and decreases in fair value	(87,249)	(16,183)

Balance, September 30	$400,746	$83,442

Cash flow analyses were prepared for First Regional and SAB loans deemed impaired at acquisition and those analyses are used to determine the amount of accretable yield recognized on those loans. Due to initial uncertainty regarding the timing of future cash flows, no accretable yield was initially measured for loans deemed impaired at acquisition from TVB and VB, and the cost recovery method is used to account for these loans.

The following table documents changes to the amount of accretable yield. For First Regional and SAB loans, improved cash flow estimates and receipt of unscheduled loan payments resulted in the reclassification of nonaccretable yield to accretable yield. For TVB and VB loans, receipt of unscheduled loan payments and improvements in expected losses resulted in the reclassification of nonaccretable yield to accretable yield.

Accretable Yield
Balance at December 31, 2009	$—
Additions	63,908
Accretion	(100,299)
Reclassifications from (to) nonaccretable difference	157,097
Disposals	(1,070)

Balance at September 30, 2010	$119,636

Nonperforming loans and other risk elements are summarized below:

	September 30, 2010	December 31, 2009	September 30, 2009
Nonaccrual loans and leases:
Covered under loss share agreements	$264,653	$116,446	$102,473
Not covered under loss share agreements	84,753	58,417	56,628
Restructured loans:
Covered under loss share agreements	65,417	10,013	—
Not covered under loss share agreements	53,374	55,025	4,990

Nonperforming loans and leases	$468,197	$239,901	$164,091

Loans and leases 90 days or more past due and still accruing:
Covered under loss share agreements	$365,207	$—	$—
Not covered under loss share agreements	18,059	27,766	16,507
Other real estate owned:
Covered under loss share agreements	$99,843	$93,774	$102,600
Not covered under loss share agreements	47,524	40,607	44,703

Accruing loans and leases 90 days or more past due covered by loss share agreements include impaired loans acquired from First Regional and SAB that are accounted for using the accretable yield method.

Note E

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses is summarized as follows:

	Nine months ended September 30,
	2010	2009
Balance, January 1	$172,282	$157,569
Adjustment resulting from adoption of change in accounting for QSPEs and controlling financial interests, effective January 1, 2010	681	$—
Provision for loan and lease losses
Covered by loss share agreements	62,455	—
Not covered by loss share agreements	46,174	57,747
Loans and leases charged-off:
Covered by loss share agreements	(22,122)	—
Not covered by loss share agreements	(45,652)	(53,694)
Loans and leases recovered:
Not covered by loss share agreements	4,228	3,660

Net charge-offs	(63,546)	(50,034)

Balance, September 30	$218,046	$165,282

	September 30, 2010	December 31, 2009	September 30, 2009
Allowance for loan and lease losses allocated to:
Loans covered by loss share agreements	$43,839	$3,500	$—
Loans and leases not covered by loss share agreements	174,207	168,782	165,282

Total	$218,046	$172,282	$165,282

Note F

Receivable from FDIC for Loss Share Agreements

The following table provides changes in the receivable from the FDIC during the first nine months of 2010 and 2009:

	Nine months ended September 30,
	2010	2009
Balance at January 1	$249,842	$—
Additional receivable from acquisitions	468,429	242,520
Accretion of discounts and premiums, net	3,638	480
Receipt of payments from FDIC	(52,422)	—
Post-acquisition adjustments	(17,643)	—

Balance at September 30	$651,844	$243,000

The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value. The fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages.

Post-acquisition adjustments represent the net change in loss estimates related to covered loans and other real estate owned as a result of changes in estimated fair values and the allowance for loan and lease losses related to covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower result in the reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan and lease losses had been recorded. Adjustments related to acquisition date fair values, made within one year after the closing date of the respective acquisition, are reflected in the bargain purchase gain.

Second quarter 2010 loss share filings were completed in the third quarter of 2010 and forwarded to the FDIC for review. These filings request reimbursement of $54.5 million from the FDIC for losses and covered servicing expenses. Due to inaccuracies with regard to the filings, the FDIC is delaying payment pending correction of the filings. In the opinion of management, substantially all of the requested $54.5 million will be received. The FDIC has also indicated that reimbursement of amounts claimed on future loss share filings will be deferred pending remediation of certain of our loss share filing processes.

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

Estimated fair values for certain financial assets and financial liabilities are provided in the following table:

	September 30, 2010		December 31, 2009		September 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$493,786	$493,786	$480,242	$480,242	$723,031	$723,031
Overnight investments	1,049,158	1,049,158	723,260	723,260	219,886	219,886
Investment securities available for sale	3,786,841	3,786,841	2,929,162	2,929,162	3,283,521	3,283,521
Investment securities held to maturity	2,645	2,864	3,603	3,834	3,788	4,041
Loans held for sale	79,853	79,853	67,381	67,381	78,485	78,485
Loans covered by loss share agreements, net of allowance for loan and lease losses	2,178,821	2,150,909	1,169,520	1,169,520	1,257,478	1,256,659
Loans and leases not covered by loss share agreements, net of allowance for loan and lease losses	11,371,102	10,995,807	11,476,217	11,060,532	11,355,401	10,748,074

Receivable from FDIC for loss share agreements	651,844	654,210	249,842	249,842	243,000	243,000
Income earned not collected	83,204	83,204	60,684	60,684	68,845	68,845
Stock issued by:
Federal Home Loan Bank of Atlanta	48,291	48,291	47,361	47,361	47,361	47,361
Federal Home Loan Bank of San Francisco	16,135	16,135	5,592	5,592	5,592	5,592
Federal Home Loan Bank of Seattle	4,490	4,490	4,490	4,490	4,490	4,490
Deposits	17,743,028	17,808,921	15,337,567	15,396,423	15,348,955	15,418,748
Short-term borrowings	652,716	652,716	642,405	642,405	576,609	576,609
Long-term obligations	819,145	851,107	797,366	788,004	879,758	901,180
Accrued interest payable	33,533	33,533	37,881	37,881	42,524	42,524

For off-balance sheet commitments and contingencies, carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares’ financial position.

Fair value represents the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, BancShares considers the principal or most advantageous market in which those assets or liabilities are sold and considers assumptions that market participants would use when pricing those assets or liabilities. As required under US GAAP, individual fair value estimates are ranked based on the relative reliability of the inputs used in the valuation. Fair values determined using level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined based on level 2 inputs, which exist when observable data exists for similar assets and liabilities. Fair values for assets and liabilities that are not actively traded in observable markets are based on level 3 inputs, which are considered to be nonobservable. It is BancShares’ policy to recognize transfers between levels of the fair value hierarchy at the end of the respective reporting period.

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

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of September 30, 2010, December 31, 2009 and September 30, 2009:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
September 30, 2010
Assets measured at fair value
Investment securities available for sale
U.S. Government	$3,121,251	$3,121,251	$—	$—
Corporate bonds	489,189	489,189	—	—
Residential mortgage-backed securities	156,136	—	156,136	—
Equity securities	18,997	18,997	—	—
State, county, municipal	1,268	—	1,268	—

Total	$3,786,841	$3,629,437	$157,404	$—

Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$14,263	$—	$14,263	$—

December 31, 2009
Assets measured at fair value
Investment securities available for sale
U.S. Government	$2,287,423	$2,287,423	$—	$—
Corporate bonds	485,667	485,667	—	—
Residential mortgage-backed securities	130,338	—	130,338	—
Equity securities	16,622	16,622	—	—
State, county, municipal	6,813	—	6,813	—
Other	2,299	1,012	—	1,287

Total	$2,929,162	$2,790,724	$137,151	$1,287

Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$5,367	$—	$5,367	$—

September 30, 2009
Assets measured at fair value
Investment securities available for sale
U.S. Government	$2,634,703	$2,634,703	$—	$—
Corporate bonds	487,090	487,090	—	—
Residential mortgage-backed securities	115,351	—	115,351	—
Equity securities	16,545	16,545	—	—
State, county, municipal	7,376	—	7,376	—
Other	22,456		20,267	2,189

Total	$3,283,521	$3,138,338	$142,994	$2,189

Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$8,556	$—	$8,556	$—

Prices for US Government securities, corporate bonds and equity securities are readily available in the active markets in which those securities are traded and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for mortgage-backed securities and state, county and municipal securities are obtained using the fair values of similar assets and the resulting fair values are shown in the ‘Level 2 input’ column. At December 31, 2009, the fair value for the retained residual interest from a securitization transaction was determined based on Level 3 nonobservable inputs. Based on changes to US GAAP related to accounting for QSPEs and controlling financial interests that became effective January 1, 2010, the previously securitized loans were consolidated and the residual interest strip was removed from the consolidated balance sheet. There were no transfers between Level 1 and Level 2 inputs during the nine months ended September 30, 2010.

At September 30, 2010, other assets include $68,916 of stock in various Federal Home Loan Banks (FHLB). The FHLB stock, which is redeemable only through the issuer, is carried at its par value. The investment in the FHLB stock is considered a long-term investment and its value is based on the ultimate recoverability of par value. Management has concluded that the investment in FHLB stock was not other-than-temporarily impaired as of September 30, 2010.

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

For those investment securities available for sale with fair values that are determined by reliance on significant nonobservable inputs, the following table identifies the factors causing the change in fair value during the first nine months of 2010 and 2009:

	Investment securities available for sale with fair values based on significant nonobservable inputs
Description	2010	2009
Beginning balance, January 1 ,	$1,287	$5,427
Total gains (losses), realized or unrealized:
Included in earnings	—	—
Included in other comprehensive income	—	(1,278)
Purchases, sales , issuances and settlements, net	—	(1,960)
Transfers in/out of Level 3	(1,287)	—

Ending balance, September 30	$—	$2,189

No gains or losses were reported for the nine month periods ended September 30, 2010 and 2009 that relate to fair values estimated based on significant nonobservable inputs. The investment securities valued using level 3 inputs that were transferred out during the first quarter of 2010 result from changes in US GAAP adopted January 1, 2010 related to investments in the retained interest of a residual interest strip that resulted from an asset securitization.

Certain assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are therefore carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. For assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of September 30, 2010, December 31, 2009 and September 30, 2009:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant nonobservable inputs (Level 3 inputs)
September 30, 2010
Loans held for sale	$79,853	$—	$79,853	$—
Impaired loans:
Covered by loss share agreements	542,862	—	—	542,862
Not covered by loss share agreements	48,320	—	—	48,320
December 31, 2009
Loans held for sale	67,381	—	67,381	—
Impaired loans:
Covered by loss share agreements	112,946	—	—	116,446
Not covered by loss share agreements	44,686	—	—	40,895
September 30, 2009
Loans held for sale	38,328	—	38,328	—
Impaired loans:
Covered by loss share agreements	83,442	—	—	83,442
Not covered by loss share	19,055	—	—	19,055

The values of loans held for sale are based on prices observed for similar pools of loans. The values of impaired loans are determined by either the collateral value or by the discounted present value of the expected cash flows. No financial liabilities were carried at fair value on a nonrecurring basis as of September 30, 2010 or December 31, 2009.

Certain non-financial assets and non-financial liabilities are measured at fair value on a nonrecurring basis. OREO is measured and reported at fair value using Level 2 inputs for observable market data or Level 3 inputs for valuations based on nonobservable criteria. During the nine month period ended September 30, 2010, foreclosures of other real estate not covered by loss share agreements totaled $24,241, all of which were valued using Level 3 inputs. In connection with the measurement and initial recognition of noncovered OREO, BancShares recognized loan charge-offs totaling $11,137. Based on updates to Level 3 inputs, noncovered OREO with a fair value of $8,025 as of September 30, 2010 incurred write-downs that totaled $2,344 during the nine month period ended September 30, 2010.

Note H

Employee Benefit Plans

Pension expense is a component of employee benefits expense. For the three and nine month periods ended September 30, 2010 and 2009, the components of pension expense are as follows:

	Three months ended September 30,		Nine month periods ended September 30,
	2010	2009	2010	2009
Service cost	$2,760	$3,190	$9,431	$9,472
Interest cost	5,192	5,517	17,738	16,384
Expected return on assets	(6,533)	(6,982)	(22,551)	(20,733)
Amortization of prior service cost	42	53	157	157
Amortization of net actuarial loss	771	908	2,851	2,696

Total pension expense	$2,232	$2,686	$7,626	$7,976

For the nine month periods ended September 30, 2010 and 2009 the assumed discount rate is 6.00 percent, the expected long-term rate of return on plan assets is 8.00 percent and the assumed rate of salary increases is 4.50 percent.

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

Note J

Derivatives

At September 30, 2010, BancShares had two interest rate swaps that qualify as cash flow hedges under US GAAP. The fair values of these derivatives are included in other liabilities in the consolidated balance sheets and in the net change in other liabilities in the consolidated statements of cash flows.

The interest rate swaps are used for interest rate risk management purposes and convert variable-rate exposure on outstanding debt to a fixed rate. The interest rate swaps each have a notional amount of $115,000, representing the amount of variable-rate trust preferred capital securities issued during 2006. The 2006 interest rate swap hedges interest payments through June 2011 and requires fixed-rate payments by BancShares at 7.125 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. The 2009 interest rate swap hedge interest payments from July 2011 through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR. As of September 30, 2010, collateral with a fair value of $14,734 was pledged to secure the existing obligation under the interest rate swaps. For both swaps, settlement occurs quarterly.

		Estimated fair value of liability
	Notional amount for all periods	September 30, 2010	December 31, 2009	September 30, 2009
2006 interest rate swap hedging variable rate exposure on trust preferred capital securities 2006-2011	$115,000	$4,304	$7,424	$8,488
2009 interest rate swap hedging variable rate exposure on trust preferred capital securities 2011-2016	115,000	9,959	(2,057)	68

		$14,263	$5,367	$8,556

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swaps have been fully effective since inception. Therefore, changes in the fair value of the interest rate swaps have had no impact on net income. For the nine month periods ended September 30, 2010 and 2009, BancShares recognized interest expense of $4,374 and $3,738, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness.

The following table discloses activity in accumulated other comprehensive income (loss) related to the interest rate swaps during the nine month periods ended September 30, 2010 and 2009.

	2010	2009
Accumulated other comprehensive loss resulting from interest rate swaps as of January 1, net of tax	$(3,248)	$(6,456)
Other comprensive (loss) income recognized during nine month period ended September 30, net of tax	(5,383)	1,278

Accumulated other comprehensive loss resulting from interest rate swaps as of September 30, net of tax	$(8,631)	$(5,178)

Accumulated other comprehensive loss resulting from interest rate swaps as of July 1, net of tax	$(6,844)	$(3,897)
Other comprensive (loss) income recognized during three month period ended September 30, net of tax	(1,787)	(1,281)

Accumulated other comprehensive loss resulting from interest rate swaps as of September 30, net of tax	$(8,631)	$(5,178)

BancShares monitors the credit risk of the interest rate swap counterparty.

Note K

Segment Disclosures

BancShares conducts its banking operations through its two wholly-owned subsidiaries, FCB and ISB. Although FCB and ISB offer similar products and services to customers, each entity operates in distinct geographic markets, except California, Washington and Florida, and has separate management groups. Additionally, the financial results and trends of ISB reflect the de novo nature of its growth. During the third quarter of 2010, FCB filed applications with Federal and state banking regulators for permission to merge with ISB, with FCB being the surviving entity. Pending regulatory approval and the expiration of any applicable waiting periods, the merger of FCB and ISB is expected to occur during early 2011. Following the merger and for the immediate future, all ISB branches will continue to operate under the name IronStone Bank, which will then be a division of FCB. Management has currently made no decisions with respect to any prospective changes in segment reporting assuming the merger is approved by regulatory authorities.

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

Management has determined that FCB and ISB are reportable business segments. In the aggregate, FCB and its consolidated subsidiaries, which are integral to its branch operation, and ISB account for more than 90 percent of consolidated assets, revenues and net income. The ‘Other’ category in the accompanying table includes activities of the parent company and Neuse, Incorporated (Neuse), a subsidiary that owns real property used in the banking operation and owns other real estate. The other real estate owned (non-performing assets) by Neuse relates to loans originated by ISB. During 2009, Neuse purchased some of ISB’s OREO to reduce ISB’s nonperforming assets. To facilitate the potential purchase of additional OREO in the future, ISB has agreed to lend Neuse up to $15,000 under a revolving line of credit. No amount was owed by Neuse to ISB as of September 30, 2010 under the revolving line of credit.

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

	ISB	FCB	Other	Total	Adjustments	Consolidated
September 30, 2010
Total assets	$2,802,818	$18,107,427	$2,298,026	$23,208,271	$(2,158,980)	$21,049,291
Loans and leases:
Covered by loss share agreements	—	2,222,660	—	2,222,660	—	2,222,660
Not covered by loss share agreements	2,259,999	9,285,310	—	11,545,309	—	11,545,309
Allowance for loan and lease losses	42,675	175,371	—	218,046	—	218,046
Goodwill	793	60,593	41,239	102,625	—	102,625
Nonperforming assets:
Covered by loss share agreements	—	429,913	—	429,913	—	429,913
Not covered by loss share agreements	77,220	91,912	16,519	185,651	—	185,651
Deposits	2,167,350	15,633,900	—	17,801,250	(58,222)	17,743,028

December 31, 2009
Total assets	$2,573,605	$15,791,475	$2,181,898	$20,546,978	$(2,080,915)	$18,466,063
Loans and leases:
Covered by loss share agreements	—	1,173,020	—	1,173,020	—	1,173,020
Not covered by loss share agreements	2,194,659	9,450,340	—	11,644,999	—	11,644,999
Allowance for loan and lease losses	41,675	130,607	—	172,282	—	172,282
Goodwill	793	101,832	—	102,625	—	102,625
Non performing assets:
Covered by loss share agreements	—	220,233	—	220,233	—	220,233
Not covered by loss share agreements	62,881	76,622	14,546	154,049	—	154,049
Deposits	1,967,824	13,406,484	—	15,374,308	(36,741)	15,337,567

September 30, 2009
Total assets	$2,637,409	$15,822,497	$2,156,373	$20,616,279	$(2,103,401)	$18,512,878
Loans and leases:
Covered by loss share agreements	—	1,257,478	—	1,257,478	—	1,257,478
Not covered by loss share agreements	2,176,504	9,344,179	—	11,520,683	—	11,520,683
Allowance for loan and lease losses	39,425	125,857	—	165,282	—	165,282
Goodwill	793	101,832	—	102,625	—	102,625
Nonperforming assets
Covered by loss share agreements	—	205,073	—	205,073	—	205,073
Not covered by loss share agreements	51,678	40,308	14,335	106,321	—	106,321
Deposits	2,024,574	13,353,069	—	15,377,643	(28,688)	15,348,955

	As of and for the quarter ended September 30, 2010
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$34,225	$244,281	$333	$278,839	$(211)	$278,628
Interest expense	9,946	33,295	5,658	48,899	(211)	48,688

Net interest income	24,279	210,986	(5,325)	229,940	—	229,940
Provision for credit losses	5,540	54,333	—	59,873	—	59,873

Net interest income after provision for credit losses	18,739	156,653	(5,325)	170,067	—	170,067
Noninterest income	4,943	47,159	(263)	51,839	(1,870)	49,969
Noninterest expense	22,228	155,614	879	178,721	(1,870)	176,851

Income (loss) before income taxes	1,454	48,198	(6,467)	43,185	—	43,185
Income taxes	591	20,414	(5,566)	15,439	—	15,439

Net income (loss)	$863	$27,784	$(901)	$27,746	$—	$27,746

	As of and for the quarter ended September 30, 2009
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$32,951	$155,938	$982	$189,871	$(181)	$189,690
Interest expense	12,285	36,689	5,620	54,594	(181)	54,413

Net interest income	20,666	119,249	(4,638)	135,277	—	135,277
Provision for credit losses	7,545	10,720	—	18,265	—	18,265

Net interest income after provision for credit losses	13,121	108,529	(4,638)	117,012	—	117,012
Noninterest income	3,504	180,064	(282)	183,286	(2,433)	180,853
Noninterest expense	22,701	143,701	530	166,932	(2,433)	164,499

Income (loss) before income taxes	(6,076)	144,892	(5,450)	133,366	—	133,366
Income taxes	(2,174)	54,975	(1,903)	50,898	—	50,898

Net income (loss)	$(3,902)	$89,917	$(3,547)	$82,468	$—	$82,468

	As of and for the nine months ended September 30, 2010
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$100,700	$595,398	$1,249	$697,347	$(584)	$696,763
Interest expense	31,242	103,304	16,963	151,509	(584)	150,925

Net interest income	69,458	492,094	(15,714)	545,838	—	545,838
Provision for credit losses	14,286	94,343	—	108,629	—	108,629

Net interest income after provision for credit losses	55,172	397,751	(15,714)	437,209	—	437,209
Noninterest income	12,132	348,642	(385)	360,389	(5,849)	354,540
Noninterest expense	67,249	468,636	1,541	537,426	(5,849)	531,577

Income (loss) before income taxes	55	277,757	(17,640)	260,172	—	260,172
Income taxes	156	103,240	(6,183)	97,213	—	97,213

Net income (loss)	$(101)	$174,517	$(11,457)	$162,959	$—	$162,959

	As of and for the nine months ended September 30, 2009
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$98,076	$443,979	$4,612	$546,667	$(484)	$546,183
Interest expense	40,905	120,672	16,976	178,553	(484)	178,069

Net interest income	57,171	323,307	(12,364)	368,114	—	368,114
Provision for credit losses	26,686	31,061	—	57,747	—	57,747

Net interest income after provision for credit losses	30,485	292,246	(12,364)	310,367	—	310,367
Noninterest income	10,041	320,278	(828)	329,491	(7,530)	321,961
Noninterest expense	68,008	416,132	1,502	485,642	(7,530)	478,112

Income (loss) before income taxes	(27,482)	196,392	(14,694)	154,216	—	154,216
Income taxes	(9,828)	71,852	(5,139)	56,885	—	56,885

Net income (loss)	$(17,654)	$124,540	$(9,555)	97,331	$—	$97,331

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

FDIC-ASSISTED TRANSACTIONS

Participation in FDIC-assisted transactions has provided significant growth opportunities for BancShares during 2010 and 2009. These transactions have allowed us to enter attractive markets and we believe these transactions will provide long-term financial benefits. Additionally, purchase price discounts and FDIC indemnification agreements have resulted in significant acquisition gains. From a risk management perspective, in each of the four FDIC-assisted transactions completed as of September 30, 2010, loss share agreements protect us from a substantial portion of the credit and asset quality risk that we would otherwise incur.

Issues affecting comparability of financial statements. As estimated exposures related to the acquired assets that are covered under the loss share agreements change based on post-acquisition events, our adherence to accounting principles generally accepted in the United States of America (US GAAP) and accounting policy elections we have made create various complexities that affect the comparability of our current results of operations to earlier periods. Adjustments affecting assets covered under loss share agreements are recorded on a gross basis on our balance sheet and income statement. Consequential adjustments to the carrying value of the FDIC receivable that reflect the change in the estimated loss of the covered assets are recorded with an offset to noninterest income.

Several of the key issues affecting comparability are summarized below:

•	When post acquisition events suggest that the amount of cash flows we will ultimately receive for a loan covered under a loss share agreement is less than originally expected:

•	An allowance for loan and lease losses is established for the post-acquisition exposure that has emerged with a corresponding increase to provision for loan and lease losses;

•	The receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding increase to noninterest income;

•	When post acquisition events suggest that the amount of cash flows we will ultimately receive for a loan covered under a loss share agreement is greater than originally expected:

•

Any allowance for loan and lease losses that was previously established for post-acquisition exposure is reversed with a corresponding credit to provision for loan and lease losses; if no allowance had been established in earlier periods, the amount of the improvement in the cash flow projection results in a reclassification from the nonaccretable difference created at the acquisition date to an accretable yield; the newly-identified accretable yield will be accreted into income in future periods over the remaining life of the loan as a credit to interest income;

•

The receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding decrease to noninterest income recognized on a basis substantially consistent with the recognition methodology for the indemnified asset.

•

When actual payments received on loans are different from initial estimates, large nonrecurring discount accretion may be recognized during a specific period; discount accretion is recognized as a credit to interest income.

Balance sheet impact. The 2010 transactions involving First Regional and SAB represented the third and fourth transactions involving BancShares since July 17, 2009. Table 1 provides information regarding the four entities from which we have acquired assets and assumed liabilities in FDIC-assisted transactions during 2010 and 2009. Adjustments to acquisition date fair values and the related acquisition gains are subject to change for one year following the closing date of each respective acquisition.

FDIC-Assisted Transactions

Table 1

			Fair value of
Entity	Date of transaction	# branches	Loans acquired	Deposits assumed	Short-term borrowings assumed	Long-term obligations assumed
	(thousands)
Sun American Bank	March 5, 2010	12	$290,891	$420,012	$42,533	$40,082
First Regional Bank	January 29, 2010	8	1,260,249	1,287,719	361,876	—
Venture Bank	September 11, 2009	18	456,995	709,091	—	55,618
Temecula Valley Bank	July 17, 2009	11	855,583	965,431	79,096	—

Total		49	$2,863,718	$3,382,253	$483,505	$95,700

Although US GAAP allows for acquired loans to be accounted for in designated pools, we have elected to account for our acquired loans on a non-pooled basis. We made that election for loans acquired to date based on the average loan size and the lack of large numbers of homogenous loans. The non-pool election could potentially accentuate volatility in net interest income.

Income statement impact. The four FDIC-assisted transactions created acquisition gains recognized at the time of the respective transaction. For the nine-month period ended September 30, 2010, acquisition gains totaled $136.0 million compared to $104.4 million during the same period of 2009. Additionally, the acquired loans, deposits and borrowings originated by the four banks have affected net interest income, provision for loan and lease losses and noninterest income. Increases to noninterest expense have resulted from incremental staffing and facility costs for the branch locations resulting from the FDIC-assisted transactions. Various fair value discounts and premiums that were previously recorded are being accreted and amortized into income over the life of the underlying asset or liability.

As previously discussed, post-acquisition changes that affect the amount of expected cash flows can result in recognition of provision for loan and lease losses or the reversal of previously-recognized provision for loan and lease losses. During the nine-month period ended September 30, 2010 total provision for loan losses related to acquired loans equaled $62.5 million. No provision expense was recorded during the same period of 2009 related to acquired loans.

When actual loan payments are received prior to the assumed repayment, the accretion of discounts recorded on loan balances is accelerated. During the nine-month period ended September 30, 2010, discount accretion related to unanticipated payment of loans for which a fair value discount had been recorded, equaled $74.9 million. No discount for unscheduled loan payments was accreted during the same period of 2009.

Unscheduled payment of loan balances and post-acquisition deterioration of covered loans also results in adjustments to the FDIC receivable for changes in the estimated amount that would be covered under the respective loss share agreement. During the nine-month period ended September 30, 2010, the adjustment to the FDIC receivable resulting from large unscheduled payments exceeded the amount of the adjustment for post-acquisition deterioration, resulting in a net reduction to the FDIC receivable and contributing to a net charge of $13.1 million to noninterest income.

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

First Regional Bank	Table 2

Acquisition date: January 29, 2010

	As recorded by First Regional	Fair value adjustments at acquisition date	Subsequent acquisition-date adjustments	As recorded by FCB
	(thousands)
Assets
Cash and due from banks	$37,508	$—	$—	$37,508
Investment securities available for sale	3,250	—	—	3,250
Loans covered by loss share agreements	1,853,325	(576,171)	(16,905)	1,260,249
Other real estate owned covered by loss share agreements	61,488	(20,353)	791	41,926
Income earned not collected	6,048	—	—	6,048
Receivable from FDIC for loss share agreements	—	365,170	13,525	378,695
Intangible assets	—	9,110	—	9,110
Other assets	23,782	(500)	—	23,282

Total assets acquired	$1,985,401	$(222,744)	$(2,589)	$1,760,068

Liabilities
Deposits:
Non interest-bearing	$528,235	$—	$—	$528,235
Interest-bearing	759,484	—	—	759,484

Total deposits	1,287,719	—	—	1,287,719
Short-term borrowings	361,876	—	—	361,876
Other liabilities	1,188	1,547	—	2,735

Total liabilities assumed	1,650,783	1,547	—	1,652,330

Excess of assets acquired over liabilities assumed	$334,618

Aggregate fair value adjustments		$(224,291)	$(2,589)

Gain on acquisition of First Regional				$107,738

The loans and other real estate acquired through foreclosure are covered by loss share agreements that provide for the FDIC to absorb 80 percent of losses incurred on covered loans and other real estate in excess of $41.8 million. The 80 percent coverage ratio applies to losses up to $1.0 billion with losses in excess of $1.0 billion covered by the FDIC at a rate of 95 percent. FCB recorded a receivable from the FDIC equal to $365.2 million as an estimate of the fair value of the amount that will be reimbursed by the FDIC from the loss share agreements. The Purchase and Assumption Agreement between FCB and the FDIC includes a true-up payment at the end of year 10. On March 17, 2020, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the stated threshold, or $203.4 million, less (ii) the sum of (a) 25 percent of the asset discount, or $74.9 million, plus (b) 25 percent of the cumulative loss share payments plus (c) the cumulative servicing amount. The cumulative servicing amount is 1 percent of the average covered assets for each year during the terms of the loss share agreements. Current projections suggest a true-up payment of $67.2 million will be payable for the contractual obligations related to the First Regional loss share agreements. This estimate is subject to change over the term of the agreements.

First quarter noninterest income included a bargain purchase gain of $110.3 million that resulted from the FDIC-assisted acquisition of First Regional. During the second and third quarters of 2010, adjustments were made to the initial gain based on additional information regarding the respective acquisition date fair values, which reduced the gain by $2.6 million. These adjustments were made retroactive to the first quarter of 2010 resulting in an adjusted gain of $107.7 million. Our operating results for the period ended September 30, 2010 include the results of the acquired assets and liabilities for the period from January 29, 2010 through September 30, 2010. Accretion and amortization of various purchase accounting discounts and premiums were recorded in the first three quarters of 2010.

Sun American Bank. On March 5, 2010, FCB entered into an agreement with the FDIC to purchase substantially all the assets and assume the majority of the liabilities of Sun American Bank (SAB) of Boca Raton, Florida. Immediately prior to the effectiveness of the acquisition, the FDIC had been appointed Receiver of SAB by the Florida Office of Financial Regulation.

Table 3 identifies the assets acquired and liabilities assumed, the fair value adjustments, the amounts recorded by FCB, and the calculation of the gain recognized.

Sun American Bank	Table 3

Acquisition date: March 5, 2010

	As recorded by SAB	Fair value adjustments at acquisition date	Subsequent acquisition-date adjustments	As recorded by FCB
	(thousands)
Assets
Cash and due from banks	$37,016	$—	$—	$37,016
Investment securities available for sale	66,968	—	—	66,968
Loans covered by loss share agreements	411,315	(123,707)	3,283	290,891
Other real estate owned covered by loss share agreements	15,220	(7,200)	—	8,020
Income earned not collected	1,612	—	—	1,612
Receivable from FDIC for loss share agreements	—	92,360	(2,626)	89,734
Intangible assets	—	629	—	629
Other assets	4,473	—	—	4,473

Total assets acquired	$536,604	$(37,918)	$657	$499,343

Liabilities
Deposits :
Noninterest-bearing	$39,435	$—	$—	$39,435
Interest-bearing	380,577	—	—	380,577

Total deposits	420,012	—	—	420,012
Short-term borrowings	42,485	48	—	42,533
Long-term obligations	37,000	3,082	—	40,082
Other liabilities	853	51	—	904

Total liabilities assumed	500,350	3,181	—	503,531

Excess of assets acquired over liabilities assumed	$36,254

Aggregate fair value adjustments		$(41,099)	$657

Cash received from the FDIC				$31,965

Gain on acquisition of Sun American				$27,777

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

First quarter noninterest income included a bargain purchase gain of $27.1 million that resulted from the FDIC-assisted acquisition of SAB. During the second quarter of 2010, adjustments were made to the initial gain based on additional information regarding the respective acquisition date fair values, which increased the gain by $656,000. These adjustments were made retroactive to the first quarter of 2010 resulting in an adjusted gain of $27.8 million. Our operating results for the period ended September 30, 2010 include the results of the acquired assets and liabilities for the period from March 5, 2010 through September 30, 2010. Accretion and amortization of various purchase accounting discounts and premiums were recorded in the first three quarters of 2010.

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

During the third quarter of 2010, FCB filed applications with Federal and state banking regulators for permission to merge with ISB, with FCB being the surviving entity. Pending regulatory approval and the expiration of any applicable waiting periods, the merger of FCB and ISB is expected to occur during early 2011. Following the merger and for the immediate future, all ISB branches will continue to operate under the name IronStone Bank, which will then be a division of FCB. The merger will result in minor expense reductions due to the elimination of various activities that are currently performed separately for both entities. The transaction will also allow liquidity to be managed more efficiently throughout the merged network and for the ISB branches to increase commercial lending activities. The merger is not expected to have a material impact on the consolidated financial position, results of operations or liquidity position of BancShares.

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

Various external factors influence the focus of our business efforts. Due to unprecedented asset quality challenges, capital shortages and the onset of a global economic recession, the U.S. banking industry has experienced serious financial challenges during the period from 2008 through 2010. During this time of industry-wide turmoil, while maintaining our long-standing attention to prudent banking practices, we elected to participate in FDIC-assisted transactions involving distressed financial institutions. Participation in FDIC-assisted transactions creates opportunities to significantly increase our business volumes in markets in which we presently operate and to expand our banking presence to additional markets which we deem demographically attractive. For each of the four FDIC-assisted transactions that we have completed as of September 30, 2010, loss share agreements protect us from a substantial portion of the asset quality risk that we would otherwise incur. Additionally, purchase discounts and fair value adjustments on acquired assets and assumed liabilities have resulted in significant acquisition gains that have resulted in the creation of a substantial portion of the equity required to fund the transactions.

Despite the recognition of significant acquisition gains during 2010 and 2009, recessionary economic conditions, high rates of unemployment, and a growing inability for some businesses and consumers to meet their debt service obligations continue to exert pressure on our core earnings and profitability. Other customers continue to repay existing debt or defer new borrowings due to lingering economic uncertainty.

Real estate demand in many of our markets remains weak, resulting in continued depressed real estate prices that have adversely affected collateral values for many borrowers. In particular, the stressed residential real estate markets in Georgia and Florida adversely impacted the asset quality and profitability of ISB during 2009 and to a lesser extent the results of operations during 2010. In an effort to assist customers experiencing financial difficulty, we have selectively agreed to modify existing loan terms to provide relief to customers who are experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. These modifications are typically executed only if a customer is current and we believe that the modification will result in the avoidance of default.

The demand for our deposit and treasury services products has been influenced by extraordinarily low interest rates and instability in alternative investment markets. Our balance sheet liquidity position remains strong, but our continuing participation in FDIC-assisted transactions creates pressure on liquidity management due to the difficulty of assumed deposit retention at a reasonable cost.

Ongoing economic weakness continues to have a significant impact on virtually all financial institutions in the United States, including BancShares. In addition to the various actions previously enacted by governmental agencies and the Dodd-Frank Wall Street Reform and Consumer Protection Act, it is possible that further changes will occur as the Federal government attempts to restore stability to the financial services sector.

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

BancShares’ consolidated net income during the third quarter of 2010 equaled $27.7 million, a decrease of $54.8 million from the $82.5 million earned during the corresponding period of 2009. The annualized return on average assets and equity amounted to 0.52 percent and 6.46 percent respectively, during the third quarter of 2010, compared to 1.83 and 22.45 percent during the same period of 2009. Net income per share during the third quarter of 2010 totaled $2.66, compared to $7.90 during the third quarter of 2009. The decrease in net income for the third quarter of 2010 was due to acquisition gains recorded in the third quarter of 2009 resulting from two FDIC-assisted transactions with an after-tax impact of $63.5 million or $6.09 per share.

For the nine-month period ending September 30, 2010, net income equaled $163.0 million compared to $97.3 million earned during the same period of 2009. Return on assets and equity during 2010 equaled 1.05 percent and 13.17 percent respectively, up from 0.75 percent and 9.01 percent during the nine-month period ended September 30, 2009. Net income per share equaled $15.62 during the first nine months of 2010 compared to $9.33 in the first nine months of 2009. The increase in net income during 2010 was attributable to higher gains arising from FDIC-assisted transactions and significantly improved net interest income. During 2010, the after-tax impact of the acquisition gains resulting from FDIC-assisted transactions totaled $82.7 million or $7.93 per share compared to $63.5 million or $6.09 per share during 2009.

Net interest income increased $94.7 million from $135.3 million in the third quarter of 2009 to $229.9 million in 2010, an increase of 70.0 percent. This increase is a result of balance sheet growth caused primarily by acquisitions and discount accretion of $74.9 million recognized on acquired loans that had large unscheduled loan payments since acquisition. The net yield on interest-earning assets improved by 152 basis points from 3.41 in the third quarter 2009 to 4.93 percent in 2010 due to accreted loan discounts, favorable changes in deposit costs and the positive impact of yields and rates on acquired loans and assumed deposits. Year to date net interest income increased $177.7 million, or 48.3 percent during 2010. The net yield on interest-earning assets equaled 4.02 percent during the nine-month period ended September 30, 2010 compared to 3.17 percent for the same period of 2009. For both the third quarter and the year to date, the impact of accreted loan discounts resulting from large unscheduled loan payments on acquired loans significantly impacted the taxable-equivalent net yield on interest-earning assets. Since such large unscheduled payments are unpredictable, the yield on interest-earning assets may decline or be volatile in future periods. Improvements in expected cashflows on impaired loans identified in the third quarter of 2010 resulted in the reclassification of nonaccretable difference, which will increase the amount of accretable yield recognized in future periods.

The provision for loan and lease losses recorded during the third quarter of 2010 equaled $59.9 million, compared to $18.3 million during the third quarter of 2009. Of the $59.9 million increase, $43.1 million related to post-acquisition deterioration of acquired loans covered by loss share agreements with the FDIC. The gross amount of newly-identified exposures is recorded as provision for loan and lease losses with the FDIC receivable adjusted through an offset to noninterest income for the portion that is covered by the FDIC at the appropriate indemnification rate. During the first nine months of 2010, the provision for loan and lease losses equaled $108.6 million, an increase of $50.9 million or 88.1 percent from the same period of 2009.

Noninterest income decreased $130.9 million or 72.4 percent in the third quarter of 2010 when compared to the third quarter of 2009 due to 2009 acquisition gains of $104.4 million and $28.5 million of charges resulting from adjustments to the FDIC receivable for assets covered by loss share agreements. Noninterest income increased $32.6 million or 10.1 percent in the first nine months of 2010 when compared to the same period of 2009. The increase during the nine-month period ended September 30, 2010 is primarily due to higher acquisition gains, and cardholder and merchant services income. These increases were partially offset by $13.1 million of charges resulting from adjustments to the FDIC receivable.

Noninterest expense increased $12.4 million or 7.5 percent in the third quarter of 2010 and $53.5 million or 11.2 percent in the first nine months of 2010 when compared to the same period in 2009. The increase in noninterest expense is primarily due to acquisition related activities, including operating costs for acquired branches and expenses related to the operation and disposition of other real estate.

Financial Summary	Table 4

	2010			2009		Nine months ended September 30
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2010	2009
	(thousands, except share data and ratios)
Summary of Operations
Interest income	$278,628	$217,435	$200,700	$191,976	$189,690	$696,763	$546,183
Interest expense	48,688	52,573	49,664	49,575	54,413	150,925	178,069

Net interest income	229,940	164,862	151,036	142,401	135,277	545,838	368,114
Provision for loan and lease losses	59,873	31,826	16,930	21,617	18,265	108,629	57,747

Net interest income after provision for loan and lease losses	170,067	133,036	134,106	120,784	117,012	437,209	310,367
Gains on acquisitions	0	0	136,000	0	104,970	136,000	104,434
Adjustments to FDIC receivable	(28,505)	12,713	2,739	0	0	(13,053)	—
Other noninterest income	78,474	79,909	73,210	82,264	75,883	231,593	217,527
Noninterest expense	176,851	181,776	172,950	174,165	164,499	531,577	478,112

Income before income taxes	43,185	43,882	173,105	28,883	133,366	260,172	154,216
Income taxes	15,439	15,280	66,494	9,883	50,898	97,213	56,885

Net income	$27,746	$28,602	$106,611	$19,000	$82,468	$162,959	$97,331

Net interest income, taxable equivalent	$231,006	$165,937	$151,870	$143,446	$136,426	$549,019	$372,001

Per Share Data
Net income	$2.66	$2.74	$10.02	$1.82	$7.90	$15.62	$9.33
Cash dividends	0.300	0.300	0.300	0.300	0.300	0.900	0.900
Market price at period end (Class A)	185.27	192.33	198.76	164.01	159.10	185.27	159.10
Book value at period end	164.67	162.28	159.91	149.42	145.16	164.67	145.16
Tangible book value at period end	153.74	151.21	148.68	138.98	134.66	153.74	134.66

Selected Quarterly Averages
Total assets	$21,164,235	$21,222,673	$19,957,379	$18,386,775	$17,892,599	$20,740,796	$17,385,950
Investment securities	3,810,057	3,732,320	3,060,237	3,134,971	3,596,422	3,536,952	3,506,187
Loans and leases (covered and noncovered)	13,917,278	14,202,809	13,789,081	12,877,150	12,078,390	13,941,556	11,788,104
Interest-earning assets	18,605,130	18,778,108	17,507,787	16,319,611	15,862,964	18,272,392	15,686,614
Deposits	17,823,807	17,881,444	16,576,039	15,291,720	14,792,449	17,431,667	14,338,639
Interest-bearing liabilities	15,433,653	15,598,726	14,681,127	13,467,532	13,137,412	15,212,048	12,860,140
Long-term obligations	914,938	921,859	964,944	795,646	810,049	905,187	759,341
Shareholders’ equity	$1,705,005	$1,679,837	$1,593,072	$1,535,828	$1,457,599	$1,654,900	$1,444,605
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

Selected Quarter-End Balances
Total assets	$21,049,291	$21,105,769	$21,215,692	$18,466,063	$18,512,878	$21,049,291	$18,512,878
Investment securities	3,789,486	3,771,861	3,378,482	2,932,765	3,287,309	3,789,486	3,287,309
Loans and leases (covered and noncovered)	13,847,822	14,080,660	14,242,302	12,818,019	12,778,161	13,847,822	12,856,646
Deposits	17,743,028	17,787,241	17,843,827	15,337,567	15,348,955	17,743,028	15,348,955
Shareholders’ equity	1,718,204	1,693,309	1,668,593	1,559,115	1,514,684	1,718,204	1,514,684

Selected Ratios and Other Data
Rate of return on average assets (annualized)	0.52%	0.54%	2.12%	0.41%	1.83%	1.05%	0.75%
Rate of return on average shareholders’ equity (annualized)	6.46	6.83	26.62	4.92	22.45	13.17	9.01
Net yield on interest-earning assets (taxable equivalent)	4.93	3.54	3.52	3.49	3.41	4.02	3.17
Allowance for loan and lease losses to total loans and leases:
Covered by loss share agreements	1.97	0.68	0.26	0.30	—	1.97	—
Not covered by loss share agreements	1.51	1.48	1.46	1.45	1.43	1.51	1.43
Nonperforming assets to total loans and leases plus other real estate:
Covered by loss share agreements	18.51	13.94	9.50	17.39	15.08	18.51	15.08
Not covered by loss share agreements	1.60	1.36	1.37	1.32	0.92	1.60	0.92
Tier 1 risk-based capital ratio	14.38	14.26	13.81	13.34	13.33	14.38	13.33
Total risk-based capital ratio	16.45	16.33	16.04	15.59	15.58	16.45	15.58
Leverage capital ratio	9.04	8.90	9.34	9.54	9.73	9.04	9.73
Dividend payout ratio	11.28	10.95	2.99	16.48	3.80	5.76	9.65
Average loans and leases to average deposits	78.08	79.43	83.19	84.21	81.65	79.98	82.21

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

We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. That focus on asset quality also influences the composition of our investment securities portfolio. At September 30, 2010, United States Treasury and government agency securities represent 82.3 percent of our investment securities portfolio; corporate bonds issued under the FDIC’s Treasury Liquidity Guaranty Program represent 12.9 percent; and residential mortgage-backed securities represent 4.2 percent of the total portfolio. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.

During 2010, changes in our interest-earning assets primarily reflect the impact of assets acquired in the FDIC-assisted transactions. Changes in the investment securities portfolio primarily result from trends among loans and leases, deposits and short-term borrowings. When inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow overnight investments to decline and use proceeds from maturing securities to fund loan demand.

During the third quarter of 2010, interest-earning assets averaged $18.61 billion, an increase of $2.74 billion or 17.3 from the third quarter of 2009. This increase results from assets acquired in the FDIC-assisted transactions and deposit growth within our legacy branch network in excess of loan and lease demand.

Loans and leases. At September 30, 2010, December 31, 2009 and September 30, 2009, loans and leases totaled $13.77 billion, $12.82 billion and $12.78 billion, respectively. Loans covered by loss share agreements with the FDIC totaled $2.22 billion at September 30, 2010 compared to $1.17 billion at December 31, 2009 and $1.26 billion at September 30, 2009. Loans not covered by loss share agreements equaled $11.55 billion at September 30, 2010, a slight decrease from December 31, 2009 but up marginally from September 30, 2009.

Commercial real estate loans not covered by loss share agreements totaled $4.70 billion at September 30, 2010, 40.7 percent of noncovered loans and leases. This balance represents an increase of $144.1 million or 3.2 percent since December 31, 2009 and $181.6 million or 4.0 percent since September 30, 2009. Demand for loans secured by owner-occupied medical and professional facilities remained reasonably strong through December 31, 2009, but has weakened during the first nine months of 2010. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At September 30, 2010, revolving mortgage loans not covered by loss share agreements totaled $2.21 billion, representing 19.1 percent of total noncovered loans outstanding, an increase of $61.9 million or 2.9 percent since December 31, 2009 and $95.1 million or 4.5 percent compared to September 30, 2009. The 2010 increase results from changes to accounting for QSPEs and controlling financial interests that became effective on January 1, 2010. As a result of the accounting change, $97.3 million of revolving mortgage loans that were previously securitized, sold and removed from the consolidated balance sheet were returned to the balance sheet in the first quarter of 2010 upon adoption of the new accounting guidance.

Commercial and industrial loans not covered by loss share agreements equaled $1.77 billion or 15.4 percent of total noncovered loans and leases. These loans decreased $58.3 million or 3.2 percent since December 31, 2009 and $48.2 million or 2.6 percent since September 30, 2009 due to a decline in customer demand driven by recessionary economic conditions.

Loans and Leases	Table 5

	2010		2009
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
				(thousands )
Loans covered by loss share agreements	$2,222,660	$2,367,090	$2,602,261	$1,173,020	$1,257,478

Loans and leases not covered by loss share agreements:
Real estate:
Construction and land development	546,070	627,899	644,031	622,3 54	621,176
Commercial mortgage	4,696,183	4,625,351	4,589,291	4,552,078	4,514,554
Residential mortgage	917,415	921,346	912,955	864,704	876,001
Revolving mortgage	2,209,149	2,187,978	2,159,581	2,147,223	2,114,018
Other mortgage	155,509	157,333	161,770	158,187	101,802

Total real estate loans	8,524,326	8,519,907	8,467,628	8,344 ,546	8,227,551
Commercial and industrial	1,774,340	1,801,465	1,793,195	1,832 ,670	1,822,526
Consumer	766,586	815,008	864,238	941,986	998,007
Lease financing	294,825	300,047	316,912	330,713	335,515
Other	185,232	186,067	198,068	195,084	137,084

Total loans and leases not covered by loss share agreements	11,545,309	11,622,494	11,640,041	11,644,999	11,520,683

Total loans and leases	13,767,969	13,989,584	14,242,302	12,818,019	12,778,161
Less allowance for loan and lease losses	218,046	188,169	176,273	172,282	165,282

Net loans and leases	$13,549,923	$13,801,415	$14,066,029	$12,645,737	$12,612,879

	September 30, 2010			December 31, 2009			September 30, 2009
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
Loans covered by loss share agreements:
Real estate:
Construction and land development	$173,964	$397,027	$570,991	$22,700	$283,342	$306,042	$34,793	$392,642	$427,435
Commercial mortgage	132,049	999,134	1,131,183	36,820	553,579	590,399	40,490	605,087	645,577
Residential mortgage	36,933	45,836	82,769	8,828	143,481	152,309	3,387	57,193	60,580
Revolving mortgage	114	23,025	23,139	—	—	—	451	8,264	8,715
Other mortgage	43,023	177,001	220,024	331	21,307	21,638	344	3,325	3,669

Total real estate loans	386,083	1,642,023	2,028,106	68,679	1,001,709	1,070,388	79,465	1,066,511	1,145,976
Commercial and industrial	14,400	168,505	182,905	5,958	89,273	95,231	3,361	97,550	100,911
Consumer	116	6,852	6,968	255	4,259	4,514	287	6,793	7,080
Other	147	4,534	4,681	476	2,411	2,887	329	3,182	3,511

Total loans covered by loss share agreements	$400,746	$1,821,914	$2,222,660	$75,368	$1,097,652	$1,173,020	$83,442	$1,174,036	$1,257,478

Construction and land development loans not covered by loss share agreements totaled $546.1 million or 4.7 percent of total loans at September 30, 2010, a decrease of $76.3 million or 12.3 percent since December 31, 2009 and a decrease of $75.1 million or 12.1 percent since September 30, 2009. Of the $546.1 million of noncovered construction loans outstanding as of September 30, 2010, $43.7 million was in the Atlanta, Georgia and southwest Florida markets. Both of these market areas experienced significant reductions in real estate values during the continuing recession. The majority of the remaining $502.3 million of noncovered construction and land development loans are in North Carolina and Virginia where real estate values have declined more modestly.

Consumer loans not covered by loss share agreements totaled $766.6 million at September 30, 2010, down $175.4 million or 18.6 percent since December 31, 2009 and $231.4 million or 23.2 percent from September 30, 2009. This decline results from our decision during 2008 to discontinue originations of sales finance loans through our dealer network and the general decline in consumer borrowing in 2009 and 2010 due to recessionary economic conditions.

Among loans covered by loss share agreements, commercial real estate loans totaled $1.13 billion at September 30, 2010, representing 50.9 percent of the total covered portfolio compared to $590.4 million or 50.3 percent of total covered loans as of December 31, 2009. Construction and land development loans totaled $571.0 million, or 25.7 percent of total covered loans at September 30, 2010, an increase of $265.0 million from the December 31, 2009 total of $306.0 million, which represented 26.1 percent of the total covered loans. Commercial and industrial loans totaled $182.9 million or 8.2 percent of total covered loans at September 30, 2010, an increase of $87.7 million from the December 31, 2009 total of $95.2 million, which represented 8.1 percent of total covered loans. Residential mortgage loans covered by the FDIC totaled $82.8 million or 3.7 percent of the covered portfolio as of September 30, 2010 compared to $152.3 million or 13.0 percent of total covered loans at December 31, 2009.

We expect non-acquisition loan growth for the next several quarters to be extremely limited due to the generally weak demand for loans and widespread customer desire to deleverage. Loan projections are subject to change due to further economic deterioration or improvement and other external factors.

Investment securities. Investment securities available for sale equaled $3.79 billion at September 30, 2010, compared to $2.93 billion at December 31, 2009 and $3.28 billion at September 30, 2009. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes.

Income on interest-earning assets. Interest income amounted to $278.6 million during the third quarter of 2010, an $88.9 million or 46.9 percent increase from the third quarter of 2009. During the third quarter of 2010, the improvement in interest income was the result of higher average balances, accretion of discounts on acquired loans with large unscheduled payments since acquisition and the recognition of accretable yield. Average interest-earning assets increased $2.74 billion or 17.3 percent from $15.86 billion to $18.61 billion. The taxable-equivalent yield on interest-earning assets equaled 5.97 percent for the third quarter of 2010, compared to 4.66 percent for the corresponding period of 2009 as reflected in Table 7.

For the first nine months of 2010, interest income equaled $696.8 million, a $150.6 million or 27.6 percent increase from the first nine months of 2009 also caused by higher average balances and discount accretion. Average interest-earning assets for the first nine months of 2010 increased $2.59 billion or 16.5 percent from $15.69 billion to $18.27 billion. The taxable-equivalent yield on interest-earning assets equaled 5.12 percent for the first nine months of 2010 compared to 4.69 percent for the corresponding period of 2009 as reflected in Table 8.

Loan and lease interest income for the third quarter of 2010 equaled $264.8 million, an increase of $94.1 million from the third quarter of 2009, the combined result of higher average volume and discount accretion. Average loans and leases increased $1.84 billion or 15.2 percent from the third quarter of 2009 to the third quarter of 2010. The taxable-equivalent yield was 7.57 percent during the third quarter of 2010, a 210 basis point increase from the same period of 2009. The increased yield resulted primarily from $74.9 million of discount accreted into income during the third quarter related to large unscheduled loan payments.

Loan and lease interest income for the first nine months of 2010 equaled $654.4 million, an increase of $171.7 million from the first nine months of 2009 due to improved average balances and discount accretion. Average loans and leases increased $2.15 billion or 18.3 percent from the first nine months of 2009 to the first nine months of 2010. The taxable-equivalent yield was 6.29 percent during the first nine months of 2010, an 82 basis point increase from the same period of 2009.

Investment Securities	Table 6

	September 30, 2010				December 31, 2009
	Cost	Fair Value	Average Maturity (1) (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Average Maturity (1) (Yrs./Mos.)	Taxable Equivalent Yield
				(thousands)
Investment securities available for sale:
U.S. Government:
Within one year	$2,484,247	$2,490,981	0/5	1.23%	$1,543,760	$1,554,353	0/6	1.91%
One to five years	627,905	630,270	1/4	0.63	730,324	733,070	1/3	1.12
Total	3,112,152	3,121,251	0/7	1.11	2,274,084	2,287,423	1/9	1.65
Residential mortgage-backed securities
Within one year	3	1	0/6	5.91	—	—	—	—
One to five years	11,220	11,547	3/2	1.23	13,430	13,729	2/4	1.24
Five to ten years	1,815	1,841	8/2	3.63	917	914	8/3	4.96
Over ten years	138,317	142,747	27/1	4.82	112,254	115,695	26/4	5.38

Total	151,355	156,136	25/1	4.54	126,601	130,338	23/10	4.40
State, county and municipal:
Within one year	339	343	0/7	5.01	303	304	0/2	4.86
One to five years	892	915	1/10	4.66	1,107	1,138	2/4	4.64
Over ten years	10	10	10/2	4.97	5,643	5,371	15/7	5.18

Total	1,241	1,268	1/7	4.76	7,053	6,813	13/10	5.08
Corporate bonds (2)
Within one year	75,195	75,751	0/8	1.26	—	—	—	—
One to five years	404,740	413,438	1/7	1.92	481,341	485,667	2/2	1.83

Total	479,935	489,189	1/5	1.82	481,341	485,667	2/2	1.83
Other
Five to ten years	—	—	—	—	1,026	1,287	8/5	11.03
Over ten years	—	—	—	—	911	1,012	21/0	14.49

Total	—	—	—	—	1,937	2,299	13/11	12.55
Equity securities	1,132	18,997			2,377	16,622

Total investment securities available for sale	3,745,815	3,786,841			2,893,393	2,929,162

Investment securities held to maturity:
Residential mortgage-backed securities
Five to ten years	2,512	2,689	6/6	5.55%	3,306	3,497	7/3	5.54%
Over ten years	133	175	17/5	6.50	146	185	18/3	6.48

Total	2,645	2,864	7/1	5.60	3,452	3,682	7/9	5.58
State, county and municipal:
One to five years	—	—			151	152	3/10	5.50

Total	—	—	0	0.00	151	152	8/6	6.01
Total investment securities held to maturity	2,645	2,864	7/1	5.60	3,603	3,834	8/8	5.69

Total investment securities	$3,748,460	$3,789,705			$2,896,996	$2,932,996

(1)	Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35.0 percent for federal income tax purposes and 6.9 percent for state income taxes for all periods.
(2)	Debt securities issued pursuant to the Transitional Liquidity Guarantee Program.

Interest income earned on the investment securities portfolio amounted to $13.2 million during the third quarter of 2010 and $18.9 million during the same period of 2009, a decrease of $5.6 million or 29.9 percent. This decrease in income is the result of substantially lower yields. The taxable-equivalent yield decreased 74 basis points from 2.17 percent in the third quarter of 2009 to 1.43 percent in the third quarter of 2010. This reduction in yields was caused by extraordinarily low market interest rates. We anticipate the yield on investment securities will remain depressed until the Federal Reserve begins to raise the benchmark fed funds rates, an action that would likely lead to higher asset yields.

Interest income earned on the investment securities portfolio during the first nine months of 2010 amounted to $40.7 million, compared to $62.9 million during the same period of 2009, a decrease of $22.2 million or 35.3 percent. The taxable-equivalent yield decreased 95 basis points from 2.56 percent in the first nine months of 2009 to 1.61 percent during the same period of 2010.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits represent our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and to fulfill commercial customer demand for treasury services. Certain of our long-term borrowings currently qualify as capital under guidelines established by the Federal Reserve and other banking regulators. The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions that cause $265 million of trust preferred capital securities to fully cease qualification as Tier I capital effective January 1, 2015.

Deposits. At September 30, 2010, total deposits equaled $17.74 billion, an increase of $2.41 billion or 15.7 percent since December 31, 2009 and $2.39 billion or 15.6 percent over September 30, 2009 due to the assumption of deposit liabilities resulting from the FDIC-assisted transactions and healthy organic growth.

Due to our historic focus on maintaining a liquid balance sheet, we continue to focus on deposit retention as a key business objective. We endeavor to retain a significant portion of core demand and money market account balances and reasonably priced time deposits assumed in the FDIC-assisted transactions. Upon the onset of economic recovery, our ability to satisfy customer loan demand could be constrained unless we are able to continue to generate new deposits at a reasonable cost.

Long-term obligations. Long-term obligations equaled $906.1 million at September 30, 2010, up $108.8 million from December 31, 2009 and $26.4 million from September 30, 2009. The increase since December 31, 2009 resulted from the assumption of Federal Home Loan Bank (FHLB) obligations in the FDIC-assisted transactions.

Expense on interest-bearing liabilities. Interest expense amounted to $48.7 million during the third quarter of 2010, a $5.7 million or 10.5 percent decrease from the third quarter of 2009. The reduced level of interest expense was the net result of lower rates, partially offset by higher average volume. The rate on average interest-bearing liabilities equaled 1.25 percent during the third quarter of 2010, a 39 basis point decrease from the third quarter of 2009. Average interest-bearing liabilities increased $2.30 billion or 17.5 percent from third quarter of 2009 to the third quarter of 2010 due to the four FDIC-assisted transactions since July 2009 and strong organic growth in legacy markets.

Average interest-bearing deposits were $13.96 billion during the third quarter of 2010, an increase of $2.25 billion or 19.2 percent from the third quarter of 2009. Average money market accounts increased $931.8 million or 23.7 percent from the third quarter of 2009, due to the FDIC-assisted transactions and customers holding available liquidity in flexible deposit accounts. During the third quarter of 2010, time deposits averaged $6.58 billion, up $949.0 million or 16.9 percent from the third quarter of 2009 resulting from the FDIC-assisted transactions.

For the quarters ended September 30, 2010 and September 30, 2009, short-term borrowings averaged $559.4 million and $616.9 million, respectively. The $57.5 million or 9.3 percent reduction in average short-term borrowings since the third quarter of 2009 resulted from reductions in overnight investments by treasury management customers caused by extraordinarily low market interest rates.

During the first nine months of 2010, interest expense equaled $150.9 million, compared to $178.1 million during the first nine months of 2009, a 15.2 percent decrease. The rate on average interest-bearing liabilities equaled 1.33 percent during the first nine months of 2010, a 52 basis point decrease from the first nine months of 2009. Average interest-bearing liabilities increased $2.35 billion or 18.3 percent from the first nine months of 2009 to the first nine months of 2010.

NET INTEREST INCOME

Net interest income totaled $229.9 million during the third quarter of 2010, an increase of $94.7 million or 70.0 percent from the third quarter of 2009. The taxable-equivalent net yield on interest-earning assets equaled 4.93 percent for the third quarter of 2010, up 152 basis points from the 3.41 percent recorded for the third quarter of 2009. During the first nine months of 2010, net interest income totaled $545.8 million, an increase of $177.7 million or 48.3 percent from the first nine months of 2010. The taxable-equivalent net yield on interest-earning assets equaled 4.02 percent for the first nine months of 2010, up 85 basis points from the 3.17 percent recorded for the first nine months of 2009. The increase in the net yield on interest-earning assets in each of the respective 2010 periods was due to favorable changes in deposit costs and the positive impact of yields and rates on acquired loans and assumed deposits and accretion of discounts on acquired loans.

Net interest income for the third quarter and first nine months of 2010 included $74.9 million of accretion income related to unscheduled payments received on acquired loans. No such accretion was recognized during 2009. Without the benefit of the accretion of this discount into loan interest income, the year-to-date taxable-equivalent loan yield would have declined 71 basis points from 6.29 percent to 5.58 percent, compared to 5.47 percent during 2009; the taxable-equivalent yield on interest-earning assets would have declined 54 basis points from 5.12 percent to 4.58 percent, compared to 4.69 percent during 2009; and the taxable-equivalent net yield on interest earning assets would have declined 55 basis points from 4.02 percent to 3.47 percent, compared to 3.17 percent during 2009.

Without the benefit of the accretion for unscheduled loan payments, the third quarter taxable-equivalent loan yield would have declined 214 basis points from 7.57 percent to 5.43 percent, compared to 5.47 percent during the third quarter of 2009; the taxable-equivalent yield on interest-earning assets would have declined 160 basis points from 5.97 percent to 4.37 percent, compared to 4.66 percent during 2009, and the taxable-equivalent net yield on interest-earning assets would have declined 160 basis points from 4.93 percent to 3.33 percent. Therefore, based on changes to balance sheet composition but prior to the recognition of the accreted discount related to unscheduled loan payments for acquired loans, the taxable-equivalent net yield on interest-earning assets fell to 3.33 percent during the third quarter of 2010 compared to 3.54 percent in the second quarter of 2010 and 3.41 percent during the third quarter of 2009.

The continuing accretion of fair value discounts resulting from acquired loans will likely continue to influence net interest income in future periods. Unless additional concerns about future payments exist, discounts associated with loans that display large unscheduled payments will be recognized in interest income on an accelerated basis. Discounts related to loans that have been repaid will be accreted into interest income at the time the loan obligation is satisfied.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Third Quarter	Table 7

	2010			2009			Increase (decrease) due to:
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(thousands)
Assets
Loans and leases	$13,917,278	$265,489	7.57%	$12,078,390	$171,231	5.47%	$27,839	$66,419	$94,258
Investment securities:
U.S. Government	3,134,719	9,796	1.25	2,968,553	15,667	2.11	716	(6,587)	(5,871)
Residential mortgage-backed securities	166,654	1,544	3.68	104,587	1,329	5.04	681	(466)	215
Corporate bonds	488,693	2,196	1.80	481,121	2,205	1.83	31	(40)	(9)
State, county and municipal	1,413	23	6.46	2,811	49	6.92	(24)	(2)	(26)
Other	18,578	77	1.64	39,350	242	2.44	(107)	(58)	(165)

Total investment securities	3,810,057	13,636	1.43	3,596,422	19,492	2.17	1,297	(7,153)	(5,856)
Overnight investments	877,795	572	0.26	188,152	116	0.24	432	24	456

Total interest-earning assets	$18,605,130	$279,697	5.97%	$15,862,964	$190,839	4.66%	$29,568	$59,290	$88,858

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,772,328	$469	0.10%	$1,540,271	$395	0.10%	$66	$8	$74
Savings	744,049	309	0.16	608,019	170	0.11	50	89	139
Money market accounts	4,866,864	6,427	0.52	3,935,047	5,896	0.59	1,306	(775)	531
Time deposits	6,576,090	29,882	1.80	5,627,096	37,113	2.62	5,333	(12,564)	(7,231)

Total interest-bearing deposits	13,959,331	37,087	1.05	11,710,433	43,574	0.15	6,755	(13,242)	(6,487)
Short-term borrowings	559,384	742	0.53	616,930	980	0.63	(87)	(151)	(238)
Long-term obligations	914,938	10,859	4.75	810,049	9,859	4.87	1,266	(266)	1,000

Total interest-bearing liabilities	$15,433,653	$48,688	1.25%	$13,137,412	$54,413	1.64%	$7,934	$(13,659)	$(5,725)

Interest rate spread			4.72%			3.02%

Net interest income and net yield on interest-earning assets		$231,008	4.93%		$136,426	3.41%	$21,634	$72,949	$94,583

Loans and leases include loans covered by loss share agreements, loans not covered by loss share agreements, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $1,067 and $1,149 for 2010 and 2009, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Nine Months	Table 8

	2010			2009			Increase (decrease) due to:
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(thousands)
Assets
Loans and leases	$13,941,556	$656,377	6.29%	$11,788,104	$484,376	5.47%	$93,903	$78,098	$172,001
Investment securities:
U.S. Government	2,860,745	30,208	1.44	3,054,634	56,484	2.47	(3,150)	(23,126)	(26,276)
Residential mortgage-backed securities	165,701	4,981	4.02	98,558	3,711	5.03	2,270	(1,000)	1,270
Corporate bonds	487,660	6,529	1.79	293,333	4,063	2.77	3,297	(831)	2,466
State, county and municipal	2,144	99	6.17	3,367	290	11.52	(81)	(110)	(191)
Other	20,702	159	1.03	56,295	613	1.46	(331)	(123)	(454)

Total investment securities	3,536,952	41,976	1.61	3,506,187	65,161	2.56	2,005	(25,190)	(23,185)
Overnight investments	793,884	1,591	0.27	392,323	533	0.18	667	391	1,058

Total interest-earning assets	$18,272,392	$699,944	5.12%	$15,686,614	$550,070	4.69%	$96,575	$53,299	$149,874

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,721,525	$1,459	0.11%	$1,509,855	$1,174	0.10%	$165	$120	$285
Savings	711,113	955	0.18	576,058	485	0.11	140	330	470
Money market accounts	4,752,379	21,084	0.59	3,800,914	20,860	0.73	4,700	(4,476)	224
Time deposits	6,541,980	92,796	1.90	5,579,164	122,891	2.94	17,238	(47,333)	(30,095)

Total interest-bearing deposits	13,726,997	116,294	1.13	11,465,991	145,410	1.69	22,243	(51,359)	(29,116)
Short-term borrowings	579,864	2,138	0.49	634,808	3,582	0.75	(259)	(1,185)	(1,444)
Long-term obligations	905,187	32,493	4.80	759,341	29,077	5.12	7,942	(4,526)	3,416

Total interest-bearing liabilities	$15,212,048	$150,925	1.33%	$12,860,140	$178,069	1.85%	$29,926	$(57,070)	$(27,144)

Interest rate spread			3.79%			2.84%

Net interest income and net yield on interest-earning assets		$549,019	4.02%		$372,001	3.17%	$66,649	$110,369	$177,018

Loans and leases include loans covered by loss share agreements, loans not covered by loss share agreements, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $3,181 and $3,887 for 2010 and 2009, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

NONINTEREST INCOME

Growth of noninterest income is essential to our ability to sustain adequate profitability levels. Traditionally, the primary sources of noninterest income are cardholder and merchant services income, service charges on deposit accounts, revenues derived from wealth management services and fees from processing services. During 2010 and 2009, these traditional sources of noninterest income have been augmented with acquisition gains resulting from FDIC-assisted transactions.

During the first nine months of 2010, noninterest income amounted to $354.5 million, compared to $322.0 million during the same period of 2009. The majority of the $32.6 million increase during 2010 is due to $31.6 million in higher acquisition gains recognized in conjunction with FDIC-assisted transactions. Net charges of $13.1 million were recorded during 2010 resulting from adjustments to the FDIC receivable. Large unscheduled payments that are indicative of post-acquisition improvement in covered assets trigger reductions in the FDIC receivable, which are recorded with a debit to noninterest income. Post-acquisition deterioration in covered assets triggers increases in the FDIC receivable, which are recorded with a credit to noninterest income. During 2010, the adjustments to the FDIC receivable resulting from improvements in covered assets exceeded the adjustments to the FDIC receivable resulting from deterioration of covered assets, resulting in a net debit recorded in noninterest income.

During the first nine months of 2010, noninterest income amounted to $354.5 million, compared to $322.0 million during the same period of 2009. The majority of the $32.6 million increase during 2010 is due to $31.6 million in higher acquisition gains recognized in conjunction with FDIC-assisted transactions. $13.1 million of charges were recorded during 2010 resulting from adjustments to the FDIC receivable.

Cardholder and merchant services generated $28.0 million of revenue during the third quarter of 2010, an increase of $2.7 million or 10.6 percent compared to the third quarter of 2009. During the first nine months of 2010, cardholder and merchant services generated $80.3 million of revenue, compared to $70.9 million during the same period of 2009. This $9.4 million or 13.2 percent increase resulted from growth in merchant discount and interchange income from credit cards and Visa check cards. Transaction volume continued to grow both within our legacy franchise and as a result of acquisitions. Income derived from Visa check cards is likely to result in lower fees upon the issuance of regulations arising from the provisions in the Dodd-Frank Wall Street Reform and Consumer Protection Act. The impact upon our fee income is uncertain and is dependent upon the regulations.

Service charges on deposit accounts equaled $18.1 million and $20.3 million for the third quarter of 2010 and 2009, respectively. The $2.3 million or 11.2 percent decrease was caused in part by lower levels of bad check charges. During the first nine months of 2010, service charges on deposit accounts decreased $947,000 or 1.7 percent to $56.4 million, largely as a result of the third quarter implementation of the revised Regulation E and lower commercial service charges from reduced business activity by commercial customers.

Fees from wealth management services amounted to $12.8 million during the third quarter of 2010 and $38.8 million year-to-date compared to $12.1 million and $34.3 million, respectively during the same period of 2009. The improved fee income during both periods was due to higher trust, brokerage and asset management revenues.

Noninterest income recognized during the third quarter of 2010 from securities transactions, net of writedowns of securities that are other than temporarily impaired (OTTI), increased $1.1 million over the third quarter of 2009. For the nine-month period ended September 30, 2010, net securities transactions generated $1.9 million in noninterest income, an increase of $2.2 million over 2009.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities, and equipment and software costs related to branch offices and technology. Noninterest expense amounted to $176.9 million in the third quarter of 2010, up $12.4 million or 7.5 percent from the third quarter of 2009. $8.5 million of the increase is attributable to the FDIC-assisted acquisitions including branch offices, support staff within the acquired markets and various foreclosure-related costs. Noninterest expense equaled $531.6 million for the first nine months of 2010, a $53.5 million or 11.2 percent increase over the $478.1 million recorded during the same period of 2009. Expenses arising from the acquisitions equaled $55.4 million, up $48.9 million from 2009.

Salaries and wages increased $8.6 million or 13.0 percent during the third quarter of 2010 and $25.9 million or 13.3 percent during the first nine months of 2010 when compared to the same period of 2009. The increase principally resulted from headcount growth resulting from the FDIC-assisted transactions. Employee benefits expense totaled $14.5 million for the third quarter of 2010 and $48.6 million for the first nine months of 2010. Although the year-to-date 2010 level of employee benefits was unchanged, costs declined $935,000 or 6.1 percent due to favorable health claims experience.

Occupancy expense totaled $18.4 million in the third quarter of 2010, up $1.1 million or 6.2 percent from 2009. Year-to-date occupancy expense increased $6.0 million or 12.4 percent. Acquisitions accounted for $5.4 million of the year-to-date increase. Higher rent expense and depreciation on bank buildings were the primary causes of the larger expense.

Equipment expense increased $5.2 million or 11.7 percent year-to-date for 2010 caused primarily by higher hardware and software costs.

FDIC deposit insurance increased $345,000 in the third quarter of 2010 but declined $6.1 million year-to-date when compared to the same periods of 2009. Costs related to a special FDIC deposit insurance assessment in the amount of $7.8 million were incurred in the third quarter of 2009.

Foreclosure-related expenses, which include costs to maintain and dispose of foreclosed properties as well as any gains or losses recognized, decreased $5.1 million during the third quarter of 2010 and $487,000 year-to-date when compared to the same periods of 2009. The majority of the third quarter reduction was due to gains recognized on sales of foreclosures arising from the FDIC-assisted transactions. For the nine-month period, expenses in ISB declined by $1.9 million as foreclosure activity in Georgia and Florida slowed. This reduction was largely offset by higher expenses related to the FDIC-assisted transactions, the majority of which are reimbursable under the FDIC loss share agreements.

Other expenses increased $22.7 million or 20.6 percent year-to-date when compared to the same periods of 2009. Collection expenses for loans arising from the FDIC-assisted transactions, the majority of which are reimbursable under the FDIC loss share agreements, increased $2.7 million and $11.7 million from the comparable nine month and three month periods of 2009. Amortization expense from purchase accounting adjustments and core deposit intangibles arising from the FDIC-assisted transactions increased $3.4 million year-to-date. Costs related to our customer loyalty programs increased $2.8 million year-to-date, primarily due to higher costs related to a new debit card program, partially offset by a nonrecurring adjustment to the assumed redemption rate related to a mature credit card program. Cardholder and merchant processing costs increased $2.6 million due to higher transaction volumes, while other third party processing expense grew $2.8 million year-to-date, much of which relates the FDIC-assisted transactions. Other expenses for the third quarter of 2010 reflected similar trends when compared to the third quarter of 2009.

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

Income tax expense amounted to $97.2 million during the nine months ended September 30, 2010, compared to $56.9 million during the same period of 2009. The $40.3 million increase in income tax expense was the direct result of significantly higher pre-tax earnings. The effective tax rates for these periods equaled 37.4 percent and 36.9 percent, respectively. The slightly higher effective tax rate for 2010 reflects the diluted impact of various favorable permanent differences on the current year’s pre-tax income.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

We continually monitor the capital levels and ratios for BancShares and the subsidiary banks to ensure that they comfortably exceed the minimum requirements imposed by their respective regulatory authorities and to ensure that the subsidiary banks’ capital is appropriate given each bank’s growth projection and risk profile. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material effect on the financial statements. Table 9 provides information on capital adequacy for BancShares as of September 30, 2010, December 31, 2009 and September 30, 2009.

BancShares continues to exceed minimum capital standards and the banking subsidiaries remain well-capitalized. Due to the adequacy of our capital levels, we did not apply for TARP funding under the TARP Capital Purchase Program.

The sustained growth and operating losses of ISB has required BancShares to infuse significant amounts of capital into ISB to support its expanding balance sheet. Since ISB was formed in 1997, BancShares has provided $404.2 million in capital. BancShares’ capacity to provide capital to support ISB has been highly dependent upon FCB’s ability to return capital through dividends to BancShares. Dividends from FCB to BancShares provide the sole source for capital infusions into ISB. These dividends also fund BancShares’ payment of shareholder dividends and interest payments on a portion of its long-term obligations.

As previously discussed, FCB has filed applications with regulatory authorities for approval to merge with ISB. Under the terms of the merger, FCB will be the surviving entity, although branches of ISB will continue to operate under the name ‘IronStone Bank’, which will become a division of FCB. Pending regulatory approval and consummation of the proposed merger, the requirement for dividends by FCB to facilitate capital infusions by BancShares into ISB will cease and the former branches of ISB will have the ability to increase commercial lending activities.

The Tier 2 capital of BancShares and FCB includes qualifying subordinated debt that was issued in 2005 with a scheduled maturity date of September 1, 2015. Beginning in the third quarter of 2010, the amount of this qualifying subordinated debt that is eligible Tier 2 capital decreased $25.0 million to $100.0 million since the scheduled maturity date is within 5 years. The amount eligible for Tier 2 capital will decrease by 20 percent of the issued amount each year until the scheduled maturity date. Tier 2 capital is part of total risk-based capital, reflected in Table 9.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contain provisions that will eliminate our ability to include $265 million of trust preferred capital securities in Tier I risk-based capital effective January 1, 2015. BancShares’ trust preferred capital securities that currently qualify as Tier 1 capital will be phased out in equal increments of $88.3 million over a three year term, beginning in 2013. Based on BancShares’ capital structure as of September 30, 2010, the impact of the reduction of $88.3 million would result in a Tier 1 leverage capital ratio of 8.20 percent, a Tier 1 risk-based capital ratio of 13.05 percent, and a Total risk-based capital ratio 15.12 percent. Elimination of the full $265 million of trust preferred capital securities from the September 30, 2010 capital structure would result in a proforma Tier 1 leverage capital ratio of 7.78 percent, a Tier 1 risk-based capital ratio of 12.38 percent, and a Total risk-based capital ratio of 14.45 percent. Although these are significant decreases, BancShares would continue to remain well-capitalized under current regulatory guidelines. FCB and ISB will also remain well-capitalized on a proforma basis.

Capital Adequacy	Table 9

	Actual		Minimum requirement		Well-capitalized requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2010
Tier 1 risk-based capital	$1,906,806	14.38%	$530,344	4.00%	$795,516	6.00%
Total risk-based capital	2,180,810	16.45%	1,060,688	8.00%	1,325,860	10.00%
Tier 1 leverage capital	1,906,806	9.04%	635,343	3.00%	1,058,906	5.00%

December 31, 2009
Tier 1 risk-based capital	1,752,384	13.34%	498,517	4.00%	623,146	6.00%
Total risk-based capital	2,047,684	15.59%	997,034	8.00%	1,246,292	10.00%
Tier 1 leverage capital	1,752,384	9.54%	505,517	3.00%	1,011,033	5.00%

September 30, 2009
Tier 1 risk-based capital	1,734,984	13.33%	520,781	4.00%	650,976	6.00%
Total risk-based capital	2,028,621	15.58%	1,041,562	8.00%	1,301,952	10.00%
Tier 1 leverage capital	1,734,984	9.73%	534,835	3.00%	1,069,671	5.00%

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

Credit risk. BancShares manages and monitors extensions of credit and the quality of the loan and lease portfolio through rigorous initial underwriting processes and periodic ongoing reviews. With respect to loans that we originate, underwriting standards reflect credit policies applied by our centralized credit decision process. Acquired loans are evaluated at the time of acquisition and are recorded at fair value.

We maintain an independent credit review function that conducts risk reviews and analyses for the purpose of ensuring compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by geographic location and horizontal reviews across industry sectors within the banking subsidiaries. We strive to identify potential credit problems as early as possible, to take charge-offs or write-downs as appropriate and to maintain adequate allowances for loan and lease losses that are inherent in the loan and lease portfolio. The maintenance of excellent asset quality is one of our key performance measures.

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

We have historically carried a significant concentration of real estate secured loans, although our underwriting policies principally rely on adequate borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and as a result a large percentage of our real estate secured loans are owner-occupied. At September 30, 2010, loans secured by real estate not covered by loss share agreements totaled $8.52 billion or 73.8 percent of total noncovered loans and leases compared to $8.34 billion or 71.7 percent of noncovered loans and leases at December 31, 2009 and $8.23 billion or 71.4 percent at September 30, 2009.

In recent years, we have sought opportunities to provide financial services to businesses associated with and professionals within the medical community. Due to strong loan growth among customers within this industry, our noncovered loans and leases to borrowers in medical, dental or related fields totaled $3.01 billion as of September 30, 2010, which represents 25.9 percent of loans and leases not covered by loss share agreements, compared to $2.93 billion or 25.1 percent of noncovered loans and leases at December 31, 2009 and $2.87 billion or 24.9 percent of noncovered loans and leases at September 30, 2009. No other industry represented more than 10 percent of total noncovered loans and leases outstanding at September 30, 2010.

Nonperforming assets include nonaccrual loans and leases, other real estate owned (OREO) and restructured loans that are both covered and not covered by FDIC loss share agreements. At September 30, 2010, BancShares’ nonperforming assets amounted to $615.6 million or 4.42 percent of total loans and leases plus OREO, compared to $374.3 million or 2.89 percent at December 31, 2009 and $311.4 million or 2.41 percent at September 30, 2009. The $241.3 million and $304.2 million surge in nonperforming assets since December 31, 2009 and September 30, 2009, respectively was primarily due to the high levels of nonperforming assets resulting from the FDIC-assisted transactions during 2010. Of the $615.6 million in nonperforming assets at September 30, 2010, $429.9 million or 69.8 percent is covered by FDIC loss share agreements that provide significant loss protection to FCB. The nonperforming assets covered by loss share agreements represent 18.51 percent of total covered assets, compared to 17.4 percent at December 31, 2009, the slight increase resulting from the First Regional and SAB transactions and continuing asset resolution efforts related to assets acquired during the FDIC-assisted transactions during 2010 and 2009.

Nonperforming assets not covered by loss share agreements amounted to $185.7 million as of September 30, 2010, or 1.60 percent of noncovered loans and leases plus OREO compared to $154.0 million or 1.32 percent at December 31, 2009 and $106.3 million or 0.92 percent at September 30, 2009. The $79.3 million increase in noncovered nonperforming assets since September 30, 2009 was due to restructured loans and weak economic conditions causing higher levels of defaults.

Restructured loans not covered by loss share agreements equaled $53.4 million at September 30, 2010, compared to $55.0 million at December 31, 2009 and $5.0 million at September 30, 2009, the result of modifications made to performing loans to support borrowers who were at risk of defaulting on their loan repayment obligations.

OREO not covered by loss share agreements totaled $47.5 million at September 30, 2010, compared to $40.6 million at December 31, 2009 and $44.7 million at September 30, 2009. A significant portion of the OREO not covered by loss share agreements relates to real estate exposures in the Atlanta, Georgia and southwest Florida markets arising from residential construction activities. Both markets have experienced significant over-development that has resulted in extremely weak sales of new residential units and significant declines in property values. Once acquired, OREO is periodically reviewed to ensure that the fair value of the property supports the carrying value, with write downs recorded when necessary.

At September 30, 2010, the allowance for loan and lease losses allocated to noncovered loans totaled $175.0 million or 1.51 percent of loans and leases not covered by loss share agreements, compared to $168.8 million or 1.45 percent at December 31, 2009 and $165.3 million or 1.43 percent at September 30, 2009. The $6.2 million and $9.7 million increase in the allowance for noncovered loan and lease losses since December 31, 2009 and September 30, 2009, respectively, was due to deterioration in credit quality within noncovered commercial loans, revolving mortgage loans, and residential construction loans. An additional allowance of $43.0 million relates to covered loans at September 30, 2010, established as a result of post-acquisition deterioration in credit quality for certain covered loans.

Management considers the allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at September 30, 2010, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.

The provision for loan and lease losses recorded during the third quarter of 2010 equaled $59.9 million, compared to $31.8 million during the second quarter of 2010 and $18.3 million during the third quarter of 2009. The $41.6 million increase since the third quarter of 2009 resulted from post-acquisition deterioration of acquired loans covered by loss share agreements with the FDIC. Exclusive of losses related to covered loans, net charge-offs equaled $14.4 million during the third quarter of 2010, compared to $15.3 million during the third quarter of 2009. On an annualized basis, net charge-offs represented 0.49 percent of average noncovered loans and leases during the third quarter of 2010 compared to 0.53 percent during the third quarter of 2009. Net charge-offs on covered loans equaled $15.6 million in the third quarter of 2010. No covered loan charge-offs were recorded in the third quarter of 2009. The impact of the higher provision for loan and lease losses resulting from post- acquisition deterioration triggered adjustments to the FDIC receivable which are offset by noninterest income.

The provision for loan and lease losses during the first nine months of 2010 equaled $108.6 million, up $50.9 million or 88.1 percent from the comparable period of 2009. Approximately $63.5 million of the current year increase was caused by higher net charge-offs and post-acquisition deterioration of acquired loans covered by loss share agreements with the FDIC. Net charge-offs of noncovered loans totaled $40.6 million in 2010, down $9.4 million from 2009 as a result of reduced losses on residential construction loans. Annualized year-to-date net charge-offs of noncovered loans represented 0.47 percent of average noncovered loans and leases for 2010, compared to 0.57 percent for 2009. Net charge-offs on loans covered by loss share agreements equaled $22.9 million in the nine-month period ended September 30, 2010, while no covered loan charge-offs were recorded in the comparable period of 2009.

Table 10 provides details concerning the allowance for loan and lease losses during the past five quarters.

Allowance for Loan and Lease Loss Experience and Risk Elements	Table 10

	2010			2009		Nine Months Ended September 30
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2010	2009
	(thousands, except ratios)
Allowance for loan and lease losses at beginning of period	$188,169	$176,273	$172,282	$165,282	$162,282	$172,282	$157,569
Adjustment resulting from adoption of change in accounting for QSPEs and controlling financial interests effective January 1, 2010	—	—	681	—	—	681	—

Provision for loan and lease losses
Covered by loss share agreements	42,597	16,554	3,310	3,506	—	62,461	—
Not covered by loss share agreements	17,276	15,272	13,620	18,111	18,266	46,168	57,747
Net charge-offs of loans and leases:
Charge-offs	(31,172)	(21,744)	(14,858)	(15,660)	(16,671)	(67,774)	(53,694)
Recoveries	1,176	1,814	1,238	1,043	1,405	4,228	3,660

Net charge-offs of loans and leases	(29,996)	(19,930)	(13,620)	(14,617)	(15,266)	(63,546)	(50,034)

Allowance for loan and lease losses at end of period	$218,046	$188,169	$176,273	$172,282	$165,282	$218,046	$165,282

Allowance for loan and lease losses at end of period allocated to loans and leases:
Covered by loss share agreements	$43,028	$16,006	$6,810	$3,500	$—	$43,028	$—
Not covered by loss share agreements	175,018	172,163	169,463	168,782	165,282	175,018	165,282
Detail of net charge-offs of loans and leases:
Covered by loss share agreements	$15,575	$7,358	$—	$—	$—	$22,933	$—
Not covered by loss share agreements	14,421	12,572	13,620	14,617	15,266	40,613	50,034

Total net charge-offs	$29,996	$19,930	$13,620	$14,617	$15,266	$63,546	$50,034

Reserve for unfunded commitments	$7,623	$7,414	$7,180	$7,130	$7,282	$7,414	$7,282
Average loans and leases:
Covered by loss share agreements	2,257,888	2,502,756	2,051,145	1,212,978	653,126	2,278,198	—
Not covered by loss share agreements	11,659,390	11,700,053	11,737,654	11,664,172	11,436,706	11,675,699	11,791,960
Loans and leases at period-end:
Covered by loss sharing agreements	2,222,660	2,367,090	2,602,261	1,173,020	1,257,478	2,222,660	1,257,478
Not covered by loss sharing agreements	11,545,309	11,622,494	11,640,041	11,644,999	11,520,683	11,545,309	11,520,683
Risk Elements
Nonaccrual loans and leases
Covered by loss share agreements	$264,653	$218,007	$123,602	$116,446	$102,473	$264,653	$102,473
Not covered by loss share agreements	84,753	73,179	61,904	58,417	56,628	84,753	56,628
Other real estate
Covered by loss share agreements	99,843	98,416	109,783	93,774	102,600	99,843	102,600
Not covered by loss share agreements	47,524	46,763	48,368	40,607	44,703	47,524	44,703
Troubled debt restructurings
Covered by loss share agreements	65,417	46,155	24,216	10,013	—	65,417	—
Not covered by loss share agreements	53,374	36,644	49,309	55,025	4,990	53,374	4,990

Total nonperforming assets	$615,564	$519,164	$417,182	$374,282	$311,394	$615,564	$311,394

Nonperforming assets covered by loss share agreements	$429,913	$362,578	$257,601	$220,233	$205,073	$429,913	$205,073
Nonperforming assets not covered by loss share agreements	185,651	156,586	159,581	154,049	106,321	185,651	106,321

Total nonperforming assets	$615,564	$519,164	$417,182	$374,282	$311,394	$615,564	$311,394

Accruing loans and leases 90 days or more past due:
Covered by loss share agreements	$365,207	$301,977	$345,465	$—	$—	$365,207	$—
Not covered by loss share agreements	18,059	18,305	23,701	27,766	16,507	18,059	16,507

Ratios
Net charge-offs of noncovered loans (annualized) to average noncovered loans and leases	0.49%	0.43%	0.47%	0.50%	0.53%	0.47%	0.57%
Allowance for loan and lease losses to total loans and leases:
Covered by loss share agreements	1.97	0.68	0.26	0.30	—	1.97	—
Not covered by loss share agreements	0.99	1.48	1.46	1.45	1.43	1.51	1.43
Nonperforming assets to total loans and leases plus other real estate:
Covered by loss share agreements	18.51	14.71	9.50	17.39	15.08	18.51	15.08
Not covered by loss share agreements	1.60	1.34	1.37	1.32	0.92	1.60	0.92
Total	4.42	3.67	2.90	2.89	2.41	4.42	2.41

Accruing loans and leases 90 days or more past due covered by loss share agreements includes impaired loans acquired from First Regional and SAB that are being accounted for using the accretable yield method.

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

We assess our interest rate risk by simulating future amounts of net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Due to the extremely low level of interest rates, the calculation of downward rate simulations is not applicable, and thus we focus our simulations on rising rate interest rate scenarios. These simulations indicate that net interest income will increase by 4.6 percent to 10.9 percent depending upon the speed with which rates increase. Our projections do not incorporate assumptions of likely customer migration of short-term deposit instruments to long-term instruments as rates rise. Such transfer could dampen the majority of the calculated favorable changes. We also utilize the market value of equity as a tool in measuring and managing interest rate risk. The market value of equity is estimated to range from 8.8 percent with no change in interest rates to 7.8 percent when rates move up immediately by 200 basis points.

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

Exclusive of deposits assumed in the FDIC-assisted transactions, deposits increased during 2010 and 2009 due to an improved domestic savings rate and a desire by customers to seek safety from uncertain investment instruments. While deposits have continued to grow despite falling interest rates, lower rates have caused a decline in treasury services balances.

We occasionally utilize borrowings from the Federal Home Loan Bank of Atlanta as an alternative source of liquidity, and to assist in matching the maturities of longer dated interest-earning assets. At September 30, 2010, we had sufficient collateral pledged to provide access to $1.50 billion of additional borrowings. Additionally, we maintain federal funds lines of credit and other borrowing facilities. At September 30, 2010, BancShares had contingent access to $500.0 million in unsecured borrowings through its various sources.

Once we have satisfied our loan demand and other funding needs, residual liquidity is held in cash or invested in overnight investments and investment securities available for sale. Net of amounts pledged for various purposes, the amount of such immediately available balance sheet liquidity approximated $2.68 billion at September 30, 2010 compared to $1.36 billion at September 30, 2009.

SEGMENT REPORTING

BancShares conducts its banking operations through its two banking subsidiaries, FCB and ISB. Although FCB and ISB offer similar products and services to customers, each entity operates in distinct geographic markets and has separate management groups, with the exception of California, Washington and Florida where both now operate as a result of the FDIC-assisted transactions. We monitor growth and financial results in these institutions separately and, within each institution, by geographic segregation. During the third quarter of 2010, FCB filed applications with Federal and state banking regulators for permission to merge with ISB, with FCB being the surviving entity. Pending regulatory approval and the expiration of any applicable waiting periods, the merger of FCB and ISB is expected to occur during early 2011. Following the merger and for the immediate future, all ISB branches will continue to operate under the name IronStone Bank, which will then be a division of FCB.

Although FCB has grown through acquisition in certain of its markets, throughout its history the majority of its expansion has been accomplished on a de novo basis. Since ISB began operation in 1997, it has followed a similar business model for growth and expansion on a de novo basis. Due to the rapid pace of its growth and the number of branch offices that have not attained sufficient size to achieve profitability, the financial results and trends of ISB have been significantly affected by the large percentage of markets that are relatively new. Each new market that ISB has entered created additional operating costs that are typically not fully offset by operating revenues until three to five years of operation. Losses incurred since ISB’s inception total $86.0 million, due not only to the rapid rate of expansion but also to large credit costs incurred during the last several years.

IronStone Bank. At September 30, 2010, ISB operated 58 facilities in twelve states. ISB’s total assets equaled $2.80 billion at September 30, 2010 compared to $2.64 billion at September 30, 2009, an increase of $165.4 million or 6.3 percent. ISB recorded a net loss of $101,000 during the first nine months of 2010, compared to a net loss of $17.7 million during the same period of 2009. We believe that current year operating results will be favorable compared to 2009 due to lower credit costs and improved net interest income.

Net interest income increased $12.3 million during the first nine months of 2010, the result of an improved net yield on interest-earning assets. The provision for credit losses decreased $12.4 million during the first nine months of 2010 due to lower net charge-offs and provisions in the residential construction loan portfolio. Net charge-offs decreased from $24.6 million in the first nine months of 2009 to $13.3 million in the comparable period of 2010. On an annualized basis, the ratio of current year net charge-offs to average loans and leases outstanding equaled 0.79 percent, compared to 1.50 percent in the prior year.

ISB’s noninterest income increased $2.1 million or 20.8 percent during the first half of 2010, due to increases in cardholder and merchant services income and gains on securities transactions. Noninterest expense fell $759,000 or 1.1 percent during the first half of 2010, versus the same period of 2009. Total personnel expense increased $2.0 million or 7.1 percent as a result of merit increases and new offices opened in late-2009. Occupancy expense was also up by $850,000 or 6.8 percent. Other expense declined $3.5 million from the prior year primarily due to a reduction in foreclosure-related expenses and FDIC deposit insurance.

First-Citizens Bank & Trust Company. At September 30, 2010, FCB operated 393 branches in eight states and Washington, DC. FCB’s total assets increased from $15.82 billion at September 30, 2009 to $18.11 billion at September 30, 2010, an increase of $2.28 billion or 14.4 percent as a result of assets acquired in FDIC-assisted transactions and general growth within our legacy branches. FCB recorded net income of $174.5 million during the first nine months of 2010 compared to $124.5 million during the same period of 2009. This represents a $50.0 million increase in net income attributable to acquisition gains and an increase in net interest income. Excluding the acquisition gains recognized in 2010 and 2009, First Citizens had pre-tax income of $141.8 million for the first nine months of 2010, compared to $92.0 million for the same period of 2009. FCB’s net interest income increased $168.8 million or 52.2 percent during 2010, due to higher average interest-earning assets, an improved net yield on interest-earning assets and recognition of accretable yield for large unscheduled payments on acquired loans.

The provision for loan and lease losses increased $63.3 million due to higher net charge-offs and higher provision for losses on acquired loans. FCB’s ratio of net charge-offs to average noncovered loans and leases equaled 0.40 percent for the first nine months of 2010 compared to 0.36 percent for the same period of 2009. FCB’s noninterest income increased $28.4 million during the first nine months of 2010, primarily the result of the nonrecurring gain from the FDIC-assisted transactions. Improvements were also noted in wealth advisory services and cardholder and merchant services income. Reductions were noted in fees from processing services, mortgage income and ATM income. Noninterest expense increased $52.5 million or 12.6 percent during 2010, caused principally by increased costs as a result of the FDIC-assisted transactions.

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

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will result in expansive changes in many areas affecting the financial services industry in general and BancShares in particular. The legislation provides broad economic oversight, consumer financial services protection, investor protection, rating agency reform and derivative regulatory reform. Various corporate governance requirements will result in expanded proxy disclosures and shareholder rights. Additional provisions address the mortgage industry in an effort to strengthen lending practices. Deposit insurance reform will result in permanent FDIC protection for up to $250,000 of deposits and will require the FDIC’s Deposit Insurance Fund to maintain 1.35 percent of insured deposits with the burden for closing the shortfall falling to banks with more than $10.0 billion in assets.

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

Due to the breadth of the impact of the new legislation and the pending issuance of regulations implementing the legislation, we are unable to estimate the impact of fully complying with the various provisions.

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

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of September 30, 2010, BancShares’ market risk profile has not changed significantly from December 31, 2009. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares’ internal control over financial reporting occurred during the third quarter of 2010 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

With respect to the FDIC-assisted transactions, the exposures to prospective losses on certain assets are generally covered by loss share agreements with the FDIC. These loss share agreements impose certain obligations on us that, in the event of noncompliance could result in the delay of payments from the FDIC or potential disallowance of our rights under the loss share agreements.

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

Liquidity

Liquidity is essential to our businesses. Our deposit base represents our primary source of liquidity, and we typically have the ability to stimulate deposit growth through our pricing strategies. However, in circumstances where our ability to generate needed liquidity is impaired, we would need access to alternative liquidity sources such as overnight or other short-term borrowings. While we maintain access to alternative funding sources, we are dependent on the availability of collateral, the counterparty’s willingness to lend to us and their liquidity capacity.

Gain on acquisitions

The acquisition gains recorded during 2010 are preliminary and subject to revision for a period of one year following the respective acquisition date. Adjustments may be recorded based on additional information received after the acquisition date that affects the respective acquisition date fair values of assets acquired and liabilities assumed. Downward adjustments in values of assets acquired or increases in values of liabilities assumed on the date of acquisition would lower the gains on acquisitions.

Deposit insurance premiums

During 2009, due to a higher level of bank failures, the FDIC increased recurring deposit insurance premiums, imposed a special assessment on insured financial institutions, and required insured financial institutions to prepay three years of deposit premiums. Due to the continuing volume of bank failures, it is probable that a continued high level of funding will be required from insured financial institutions. In addition, recently enacted legislation contains various provisions to reform certain elements of the current deposit insurance system including a higher minimum reserve ratio that must be attained by 2020. These changes could result in further increases in the amount of deposit insurance premiums that we pay.

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

Additionally, recent legislation has affected our ability to rely on trust preferred securities as a source of capital. Under the provisions of the 2010 legislation, we will be required to remove one-third of the securities that currently qualify in each of the three years beginning 2013. The elimination of the full $265.0 million would result in a 200 basis point reduction in both BancShares’ Tier 1 risk-based capital and its Total risk-based at September 30, 2010 on a pro forma basis. Our Tier 1 leverage capital ratio would decline by 126 basis points. Although BancShares would remain well-capitalized on a pro forma basis, the impact of this legislation on other financial institutions may create an even greater scarcity of capital and result in additional bank failures. A lack of access to capital could limit our ability to consummate additional acquisitions, make new loans, meet our existing lending commitments, and could potentially affect our liquidity and capital adequacy.

Reduction in credit ratings

The major rating agencies regularly evaluate our creditworthiness and assign credit ratings to the debt of BancShares and FCB. The agencies’ ratings are based on a number of factors, some of which are not within our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions generally affecting the financial services industry. In light of the difficulties currently confronting the financial services industry, there can be no assurance that we will maintain our current credit ratings. Rating reductions could adversely affect our access to funding sources and the cost of obtaining funding. Long-term debt ratings also factor into the calculation of deposit insurance premiums, and a reduction in our subsidiary bank’s ratings would increase premiums and expense.

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

Competition

There is intense competition among commercial banks in our market areas. In addition, we compete with other providers of financial services, such as credit unions, consumer finance companies, commercial finance and leasing companies, brokerage and wealth management firms as well as other institutions that deliver their products and services through alternative delivery networks. Some of our larger competitors, including various banks that have a significant presence in our market areas, have the capacity to offer products and services we do not offer.

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

Dated: November 8, 2010	FIRST CITIZENS BANCSHARES, INC.
(Registrant)

	By:	/s/ KENNETH A. BLACK
Kenneth A. Black
Vice President, Treasurer and Chief Financial Officer