Form 10-K
period 2010-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2011-03-01
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,051,192,401.

On February 28, 2011, there were 8,756,778 outstanding shares of the Registrant’s Class A Common Stock and 1,677,675 outstanding shares of the Registrant’s Class B Common Stock.

Portions of the Registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated in Part III of this report.

CROSS REFERENCE INDEX

			Page
PART 1	Item 1	Business	3
	Item 1A	Risk Factors	9
	Item 1B	Unresolved Staff Comments	None
	Item 2	Properties	13
	Item 3	Legal Proceedings	13
PART II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
	Item 6	Selected Financial Data	16
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
	Item 7A	Quantitative and Qualitative Disclosure About Market Risk
	Item 8	Financial Statements and Supplementary Data
		Management’s Annual Report on Internal Control over Financial Reporting	57
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	58
		Report of Independent Registered Public Accounting Firm	59
		Consolidated Balance Sheets at December 31, 2010 and 2009	60
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2010	61
		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2010	62
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2010	63
		Notes to Consolidated Financial Statements	64
		Quarterly Financial Summary for 2010 and 2009	51
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	56
	Item 9B	Other Information	None
PART III	Item 10	Directors, Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions and Director Independence	*
	Item 14	Principal Accounting Fees and Services	*
PART IV	Item 15	Exhibits, Financial Statement Schedules
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.

*	Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Code of Ethics,’ ‘Committees of our Board—General,’ and ‘—Audit and Compliance Committee’, ‘Executive Officers’ and ‘Section 16(a) Beneficial Ownership Reporting Compliance’ from the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders (2011 Proxy Statement) .

Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Compensation Discussion and Analysis,’ ‘Compensation Committee Report,’ ‘Executive Compensation,’ and ‘Director Compensation,’ of the 2011 Proxy Statement.

Information required by Item 12 is incorporated herein by reference to the information that appears under the heading ‘Beneficial Ownership of Our Common Stock’ of the 2011 Proxy Statement.

Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2011 Proxy Statement.

Information required by Item 14 is incorporated by reference to the information that appears under the caption ‘Services and Fees During 2010 and 2009’ of the 2011 Proxy Statement.

Business

General

First Citizens BancShares, Inc. (BancShares) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (FCB), its banking subsidiary. FCB opened in 1898 as the Bank of Smithfield, Smithfield, North Carolina, and later became First-Citizens Bank & Trust Company. As of December 31, 2010, FCB operated 377 offices in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Washington, California, Florida and Washington, DC.

On April 28, 1997, BancShares launched IronStone Bank (ISB), a federally-chartered thrift institution that originally operated under the name Atlantic States Bank. Initially, ISB operated in the counties surrounding Atlanta, Georgia, but gradually expanded into other high-growth markets in urban areas throughout the United States. At December 31, 2010, ISB had 58 offices in Georgia, Florida, Texas, Arizona, New Mexico, California, Oregon, Washington, Colorado, Oklahoma, Kansas and Missouri. The financial results and trends of ISB reflect the impact of the de novo nature of its growth. Refer to Note T—Segment Disclosures in the Notes to BancShares’ audited Consolidated Financial Statements for additional financial disclosures on FCB and ISB, including summary income statements and balance sheet information.

On January 7, 2011, ISB merged into FCB, and the combined entity now operates under the FCB charter. Branches of the former ISB continue to operate under the name IronStone Bank, which is now a division of FCB.

During 2010 FCB purchased substantially all the assets and assumed substantially all the liabilities of First Regional Bank (First Regional) and Sun American Bank (SAB) from the Federal Deposit Insurance Corporation (FDIC), as Receiver of those two banks, under agreements which included loss share arrangements which protect FCB from losses on covered loans and other real estate owned up to stated limits. First Regional operated eight banking branches in southern California. SAB operated 12 banking branches in Florida. Those branches now operate as banking branches of FCB. In connection with its acquisitions of First Regional and SAB, FCB measured all assets and liabilities at fair value, and recorded loans of $1.26 billion and $290.9 million, total assets of $1.76 billion and $499.3 million, deposits of $1.29 billion and $420.0 million, and total liabilities of $1.65 billion and $503.5 million, respectively. The two transactions resulted in bargain purchase gains in 2010 of $107.7 million and $27.8 million, respectively. Additional information regarding the two 2010 FDIC-assisted transactions is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note B to BancShares’ audited consolidated financial statements.

During 2009 FCB purchased substantially all the assets and assumed substantially all the liabilities of Temecula Valley Bank (TVB) and Venture Bank (VB) from the FDIC, as Receiver of those two banks, under agreements which included loss share arrangements which protect FCB from losses on covered loans and other real estate owned up to stated limits. TVB operated 11 banking branches in California, primarily within the San Diego, California area and the Temecula Valley area east of San Diego. Venture operated 18 banking branches in the Seattle/Olympia, Washington area. In connection with its acquisitions of TVB and VB, FCB measured all assets and liabilities at fair value, and recorded loans of $855.6 million and $457.0 million, total assets of $1.11 billion and $795.2 million, deposits of $965.4 million and $709.1 million, and total liabilities of $1.05 billion and $766.5 million, respectively. The TVB and VB transactions resulted in bargain purchase gains in 2009 of $56.4 million and $48.0 million, respectively.

Prior to the 2011 merger of FCB and ISB, BancShares conducted its banking operations through its two separately chartered wholly-owned subsidiaries, FCB and ISB. Following the merger, all banking operations are conducted by FCB, including the branches that continue to operate under the IronStone Bank name. With a diverse employment base in manufacturing, general services, agricultural, wholesale/retail trade, technology and financial services, BancShares believes its current market areas will support future growth in loans and deposits. BancShares maintains a community bank approach to providing customer service, a competitive advantage that strengthens our ability to effectively provide financial products and services to individuals and businesses in our markets. Although FCB provides products and services targeted to both business and retail customers, ISB has focused primary attention on business customers, providing retail banking services on a limited basis. No significant change in ISB’s business banking focus is anticipated in the near future.

A substantial portion of BancShares’ revenue is derived from our operations throughout North Carolina, Virginia, and in the urban areas of Georgia, Florida, California and Texas in which we operate. The delivery of products and services to our customers is primarily accomplished through associates deployed throughout our extensive branch network. However, we also provide customers with access to our products and services through online banking, telephone banking and through various ATM networks. Business customers may also conduct banking transactions through use of remote image technology.

Prior to the 2011 merger of FCB and ISB, FCB was BancShares’ largest banking subsidiary with 88.0 percent of BancShares’ consolidated deposits as of December 31, 2010. FCB’s primary deposit markets are North Carolina and Virginia. FCB’s deposit market share in North Carolina was 5.7 percent as of June 30, 2010 based on the FDIC Deposit Market Share Report. Based on this ranking of deposits, FCB was the fourth largest bank in North Carolina. The three banks larger than FCB based on deposits in North Carolina as of June 30, 2010, controlled 63.3 percent of North Carolina deposits.

In Virginia, FCB was the 17th largest bank with a June 30, 2010 deposit market share of 0.6 percent. The sixteen larger banks represent 81.8 percent of total deposits in Virginia as of June 30, 2010. At December 31, 2010, FCB had 276 branches in North Carolina, 51 branches in Virginia, 16 branches in California, 14 branches in Washington, 7 branches in Florida, 6 branches in Tennessee, 5 branches in West Virginia, 1 branch in Maryland, and 1 branch in Washington, D.C.

ISB’s deposits represent 12.2 percent of BancShares’ consolidated deposits as of December 31, 2010. Due to ISB’s focus on urban areas with many financial service providers, ISB’s market share in each of the states in which it operates is less than one percent. At December 31, 2010, ISB had 15 branches in Georgia, 13 branches in Florida, 9 branches in California, 7 branches in Texas, 3 branches in Colorado, 2 branches in each of Arizona, New Mexico, Oregon and Oklahoma, and 1 branch each in Kansas, Missouri and Washington.

FCB and ISB seek to meet the needs of both consumers and commercial entities in their respective market areas. Their services, offered at most offices, include taking of deposits, cashing of checks, and providing for individual and commercial cash needs; numerous checking and savings plans; commercial, business and consumer lending; a full-service trust department; and other activities incidental to commercial banking. BancShares’ wholly-owned subsidiary, First Citizens Investor Services, Inc. (FCIS), provides various investment products, including annuities, discount brokerage services and third-party mutual funds to customers. Other subsidiaries are not material to BancShares’ consolidated financial position or to consolidated net income.

The financial services industry is highly competitive and the ability of non-bank financial entities to provide services previously reserved for commercial banks has intensified competition. Traditional commercial banks are subject to significant competitive pressure from multiple types of financial institutions. This competitive pressure is perhaps most acute in the wealth management and payments arenas. Non-banks and other diversified financial conglomerates have developed powerful and focused franchises, which have eroded traditional commercial banks’ market share of both balance sheet and fee-based products. As the banking industry continues to consolidate, the degree of competition that exists in the banking market will be affected by the elimination of some regional and local institutions. Mergers, continued asset quality challenges, capital shortages, fallout of a global economic recession and resulting bank failures will also have a profound impact on the competitive environment.

At December 31, 2010, BancShares and its subsidiaries employed a full-time staff of 4,421 and a part-time staff of 714 for a total of 5,135 employees.

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

Our Chairman of the Board and Chief Executive Officer, Frank B. Holding, Jr., is the grandson of Robert P. Holding. Hope H. Connell, the President of ISB, Executive Vice President of FCB, and, since January 2011, Vice Chairman of BancShares and FCB, is Robert P. Holding’s granddaughter. Frank B. Holding, son of Robert P. Holding and father of Frank B. Holding, Jr. and Hope H. Connell, is our Executive Vice Chairman. Carmen Holding Ames, another granddaughter of Robert P. Holding, is a member of our board of directors.

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

Members of the Holding family, including those who serve as members of our board of directors and in various management positions, and including certain of their related parties, own, in the aggregate, approximately 37.4 percent of the outstanding shares of our Class A common stock and approximately 49.5 percent of the outstanding shares of our Class B common stock, together representing approximately 46.2 percent of the voting control of BancShares. Additionally, a trust for the benefit of a family member holds additional shares over which the family member does not have voting or investment control. Those shares amount to approximately three percent and 29.7 percent, respectively, of the outstanding shares of our Class A and Class B common stock and together represent approximately 23.2 percent of the voting control of BancShares.

Statistical information regarding our business activities is found in Management’s Discussion and Analysis.

Regulatory Considerations

The business and operations of BancShares, FCB and, prior to the January 7, 2011 merger, ISB are subject to significant federal and state governmental regulation and supervision. BancShares is a financial holding company registered with the Federal Reserve Board (FRB) under the Bank Holding Company Act of 1956, as amended. It is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB.

FCB is a state-chartered bank, subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the North Carolina Commissioner of Banks. Prior to the merger, ISB operated as a federally-chartered thrift institution supervised by the Office of Thrift Supervision (OTS). Deposit obligations are insured by the FDIC to the maximum legal limits.

The various regulatory authorities supervise all areas of FCB and, prior to the merger, ISB, including reserves, loans, mergers, the payment of dividends, various compliance matters and other aspects of their operations. The regulators conduct regular examinations, and the banking subsidiaries must furnish periodic reports to their regulators containing detailed financial and other information regarding their affairs.

Numerous statutes and regulations apply to and restrict the activities of FCB, including limitations on the ability to pay dividends, capital requirements, reserve requirements, deposit insurance requirements and restrictions on transactions with related parties. The impact of these statutes and regulations is discussed below and in the accompanying audited consolidated financial statements.

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

Under Delaware law, BancShares is authorized to pay dividends declared by its Board of Directors, provided that no distribution results in its insolvency. The ability of FCB to pay dividends to BancShares is governed by North Carolina statutes and rules and regulations issued by regulatory authorities. Under federal law, and as an insured bank, FCB is prohibited from making any capital distributions, including paying a cash dividend, if it is, or after making the distribution it would become, “undercapitalized” as that term is defined in the Federal Deposit Insurance Act (FDIA).

BancShares is required to comply with the capital adequacy standards established by the FRB, and FCB is subject to capital adequacy standards established by the FDIC. The FRB and FDIC have promulgated risk-based capital and leverage capital guidelines for determining the adequacy of the capital of a bank holding company or a bank, and all applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance with these capital requirements.

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

Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered bank that has a total capital ratio of 10.0 percent or greater, a tier 1 capital ratio of 6.0 percent or greater, a leverage ratio of 5.0 percent or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well-capitalized.” As of December 31, 2010, FCB is well-capitalized, and FCB will remain well capitalized following its merger with ISB.

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

The FDIC is responsible for maintaining the adequacy of the DIF, and the amount paid by a bank for deposit insurance is influenced not only by the assessment of the risk it poses to the DIF, but also by the adequacy of the insurance fund to cover the risk posed by all insured institutions. FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the DIF. A rate increase and special assessment was imposed on insured financial institutions in 2009 due to the high level of bank failures, and the elevated rates continued during 2010. Under the provisions of the FDIRA, the FDIC may terminate a bank’s deposit insurance if it finds that the bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated applicable laws, regulations, rules, or orders.

With respect to purchased loans and other real estate that are subject to various loss share agreements, the FDIC also has responsibility for reviewing various reimbursement claims we submit for losses or expenses we have incurred in conjunction with the resolution of acquired assets.

FCB is subject to the provisions of Section 23A of the Federal Reserve Act which places limits on the amount of certain transactions with affiliate entities. The total amount of transactions with a single affiliate is limited to 10 percent of capital and surplus and, for all affiliates, to 20 percent of capital and surplus. Each of the transactions among affiliates must also meet specified collateral requirements and must comply with other provisions of Section 23A designed to avoid transfers of low-quality assets between affiliates. FCB is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits the above and certain other transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

During 2008, in response to widespread concern about weakness within the banking industry, the Emergency Economic Stabilization Act was enacted, providing expanded insurance protection to depositors. In addition, the U.S. Treasury created the TARP Capital Purchase Program to provide qualifying banks with additional capital. The FDIC created the Temporary Liquidity Guarantee Program (TLGP), which allowed banks to purchase a guarantee for newly-issued senior unsecured debt and provided expanded deposit insurance benefits to certain noninterest-bearing accounts. Due to our strong capital ratios, we did not apply for additional capital under the TARP Capital Purchase Program. We also did not participate in the TLGP debt guarantee program, but did elect to participate in the TLGP expansion of deposit insurance. We continued to participate in the expanded deposit insurance program during the extensions to the program that were offered.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The Dodd-Frank Act implements far-reaching regulatory reform. Some of the more significant implications of the Dodd-Frank Act are summarized below:

•

Established centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•	Established the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies;

•

Required financial holding companies to be well-capitalized and well managed as of July 21, 2011; bank holding companies and banks must also be both well-capitalized and well managed in order to acquire banks located outside their home state;

•	Disallowed the ability of banks and holding companies to include trust preferred securities as tier 1 capital; this provision will be applied over a three-year period beginning January 1, 2013;

•	Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;

•	Eliminated the ceiling on the size of the DIF and increased the floor on the size of the DIF;

•	Required large, publicly traded bank holding companies to create a board-level risk committee responsible for the oversight of enterprise risk management;

•	Required implementation of corporate governance revisions, affecting areas such as executive compensation and proxy access by shareholders;

•

Established a permanent $250,000 limit for federal deposit insurance protection, increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provided unlimited federal deposit insurance protection until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions;

•	Repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

Amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

•	Increased the authority of the Federal Reserve to examine financial institutions including non-bank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to financial institutions and consumers. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

Provisions within the Dodd-Frank Act related to the disallowance of our ability to include trust preferred securities as tier 1 capital will affect our capital ratios beginning in 2013. At December 31, 2010, BancShares had $265.0 million of trust preferred securities outstanding. Beginning in 2013 and continuing in each of the following two years, one-third or $88.3 million of the trust preferred securities will be disallowed from tier 1 capital. Elimination of the full $265.0 million of trust preferred securities from the December 31, 2010 capital structure would result in a proforma tier 1 leverage ratio of 7.93 percent, a proforma tier 1 risk-based ratio of 12.83 percent and a proforma total risk-based ratio of 14.91 percent. Although these are significant decreases from the amounts reported as of December 31, 2010, BancShares would continue to remain well-capitalized under current regulatory guidelines.

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

Risk Factors

The risks and uncertainties that management believes are material are described below. Before making an investment decision, these risks and uncertainties should be carefully considered together with all of the other information included or incorporated herein by reference. The risks listed are not the only risks that BancShares faces. Additional risks and uncertainties that are not currently known or that management does not currently deem to be material could also have a material, adverse impact on our financial condition, the results of our operations, or our business. If this were to occur, the market price of our common stock could decline significantly.

Unfavorable economic conditions could adversely affect our business

Our business is highly affected by national, regional and local economic conditions. These conditions cannot be predicted or controlled, and may have a material impact on our operations and financial condition. Unfavorable economic developments including increases in unemployment rates, decreases in real estate values, rapid changes in interest rates, higher loan default and bankruptcy rates, and various other factors could weaken the national economy as well as the economies of specific communities that we serve. Weakness in our market areas, continuation or deepening of current weak economic conditions, or a prolonged recovery could depress our earnings and financial condition because borrowers may not be able to repay their loans, collateral values may fall, and loans that are currently performing may become impaired.

Instability in real estate markets may create significant credit costs

Disruption in residential housing markets including reduced sales activity and falling market prices have adversely affected collateral values and customer demand, particularly with respect to our operations in southern California, Atlanta, Georgia and southwest Florida. With a significant percentage of total loans secured by real estate, instability in residential and commercial real estate markets could result in higher credit losses if customers default on loans that, as a result of lower property values, are no longer adequately collateralized. The weak real estate markets could also affect our ability to sell real estate acquired through foreclosure.

Accretion of fair value discounts may result in volatile interest income and net interest income

Fair value discounts that are recorded at the time an asset is acquired are accreted into interest income based on accounting principles generally accepted in the United States of America. The rate at which those discounts are accreted is unpredictable, the result of various factors including unscheduled prepayments and credit quality improvements that result in a reclassification from nonaccretable to accretable with prospective accretion into interest income. The discount accretion may result in significant volatility in interest income and net interest income.

To the extent that the changes in interest income and net interest income are attributable to improvements in credit quality of acquired loans, there will generally be a proportionate adjustment to the FDIC receivable that will be offset by an entry to noninterest income.

Reimbursements under loss share agreements are subject to FDIC oversight

With respect to the 2010 and 2009 acquisitions, the exposures to prospective losses on certain assets are covered under loss share agreements with the FDIC. These loss share agreements impose certain obligations on us that, in the event of noncompliance, could result in the delay or disallowance of some or all of our rights under those agreements. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for noncompliance.

We are subject to extensive oversight and regulation that continues to change

We and FCB are subject to extensive federal and state banking laws and regulations. These laws and regulations primarily focus on the protection of depositors, federal deposit insurance funds, and the banking system as a whole rather than the protection of security holders. Federal and state banking regulators possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums, increased expenses, reductions in fee income and limitations on activities that could have a material adverse effect on our results of operations.

The Dodd-Frank Act instituted significant changes to the overall regulatory framework for financial institutions including BancShares and FCB. Many of the specific provisions of the bill have yet to be fully implemented, and the impact on us cannot be accurately predicted until regulations are enacted. The bill will likely cause a decline in certain revenues that are significant to our overall financial performance, create additional compliance costs that we will incur, and eliminate a portion of our tier 1 capital beginning January 1, 2013.

We encounter significant competition

We compete with other banks and specialized financial service providers in our market areas. Our primary competitors include local, regional and national banks and savings associations, credit unions, commercial finance companies, various wealth management providers, independent and captive insurance agencies, mortgage companies and non-bank providers of financial services over the Internet. Some of our larger competitors, including banks that have a significant presence in our market areas, have the capacity to offer products and services we do not offer. Some of our competitors operate in a regulatory environment that is significantly less stringent than the one in which we operate, or are not subject to income taxation. The fierce competitive pressure that we face tends to reduce pricing for many of our products and services to levels that are marginally profitable.

Our financial condition could be adversely affected by the soundness of other financial institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to numerous financial service providers, including banks, brokers and dealers in securities and other institutional clients. Transactions with other financial institutions expose us to credit risk in the event of default of the counterparty. In addition, our credit risk may be exacerbated when collateral held by us cannot be realized or is liquidated at a price insufficient to recover the full amount of the credit. These types of losses could materially and adversely affect our results of operations.

Natural disasters and other catastrophes could affect our ability to operate

The occurrence of catastrophic events including weather-related events such as hurricanes, tropical storms, floods, or windstorms, as well as earthquakes, pandemic disease, fires and other catastrophes could adversely affect our financial condition and results of operations. In addition to natural catastrophic events, man-made events, such as acts of terror and governmental response to acts of terror, could adversely affect general economic conditions, which could have a material impact on our results of operations.

Unpredictable natural and other disasters could have an adverse effect if those events materially disrupt our operations or affect customers’ access to the financial services we offer. Although we carry insurance to mitigate our exposure to certain catastrophic events, catastrophic events could nevertheless adversely affect our results of operations.

We are subject to interest rate risk

Our results of operations and cash flows are highly dependent upon our net interest income. Interest rates are sensitive to economic and market conditions that are beyond our control including the actions of the Federal Reserve’s Federal Open Market Committee. Changes in monetary policy could influence our interest income and interest expense as well as the fair value of our financial assets and liabilities. If the changes in interest rates on our interest-earning assets are not roughly equal to the changes in interest rates paid on our interest-bearing liabilities, our net interest income and therefore our net income could be adversely impacted.

Even though we maintain what we believe to be an adequate interest rate risk monitoring system, the forecasts of future net interest income in the system may be inaccurate. The shape of the yield curve may change differently than we forecasted, and we cannot accurately predict changes in interest rates or actions by the Federal Open Market Committee that may have a direct impact on market interest rates.

Our current high level of balance sheet liquidity may come under pressure

Our deposit base represents our primary source of liquidity, and we normally have the ability to stimulate deposit growth through our reasonable and effective pricing strategies. However, in circumstances where our ability to generate needed liquidity is impaired, we would need access to alternative liquidity sources such as overnight and other short-term borrowings. While we maintain access to alternative funding sources, we are dependent on the availability of collateral, the counterparty’s willingness to lend to us, and their liquidity capacity.

Operational risks continue to increase

Our ability to adequately conduct and grow our business is dependent on our ability to create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways including security and data breaches, employee fraud, customer fraud, and control lapses in bank operations and information technology. Our dependence on automated systems, including the automated systems used by acquired entities and third parties, to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. Failure to maintain an appropriate operational infrastructure can lead to loss of service to customers, legal actions, and noncompliance with various laws and regulations.

We continue to encounter technological change

The financial services industry continues to experience an increase in technological complexity required to provide a competitive array of products and services to customers. Our future success depends in part on our ability to satisfactorily invest in and address our technology infrastructure to ensure that we can continue to provide products and services that meet the needs of our customers. Several of our principal competitors are much larger than we are, and thus have substantially greater resources to invest in their technological capabilities and infrastructure. We may not be able to satisfactorily address our technology needs in a timely and cost-effective manner, which could lead to a material adverse impact on our business, financial condition, and financial results of operations.

We rely on external vendors

Third party vendors provide key components of our business infrastructure including certain data processing and information services. Failures of these third parties to provide services for any reason could adversely affect our ability to deliver products and services to our customers. We maintain a robust control environment designed to monitor vendor risks including the financial stability of critical vendors. While we believe that our control environment is adequate, the failure of a critical external vendor could disrupt our business and cause us to incur significant expense.

We are subject to litigation risks

We face litigation risks as principal and fiduciary from customers, employees, vendors, federal and state regulatory agencies, and other parties who seek to assert single or class action liabilities against us. The frequency of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us may have material adverse financial effects or cause significant reputational harm. Although we carry insurance to mitigate our exposure to certain litigation risks, litigation could nevertheless adversely affect our results of operations.

We use accounting estimates in the preparation of our financial statements

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. Significant estimates include the allowance for loan and lease losses and the receivable from the FDIC for loss share agreements. Due to the uncertainty of the circumstances relating to these estimates, we may experience more adverse outcomes than originally estimated. The allowance for loan and lease losses may need to be significantly increased. The actual losses or expenses on loans or the losses or expenses not covered under the FDIC agreements may differ from the recorded amounts resulting in charges that could materially affect our results of operations.

Accounting standards may change

The Financial Accounting Standards Board and the Securities and Exchange Commission periodically modify the standards that govern the preparation of our financial statements. The nature of these changes is not predictable, and could impact how we record transactions in our financial statements, which could lead to material changes in assets, liabilities, shareholders’ equity, revenues, expenses and net income. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results or a cumulative adjustment to retained earnings. The application of new accounting rules or standards could require us to implement costly technology changes.

Deposit insurance premiums could increase further causing added pressure on our earnings

During 2009, due to a higher level of bank failures, the FDIC increased recurring deposit insurance premiums and imposed a special assessment on insured financial institutions. In addition, the FDIC received approval to require prepayment of the ensuing three years’ premiums by December 31, 2009. We remitted $69.6 million to prepay our premiums for 2010, 2011 and 2012. Due to the continuing volume of bank failures, it is possible that higher deposit insurance rates or additional special assessments will be required to restore the FDIC’s Deposit Insurance Fund to the legislatively established target.

Integration of our 2010 and 2009 acquisitions may be disruptive, and we have no assurance that future acquisitions will be approved

We must receive federal and state regulatory approvals before we can acquire a bank or bank holding company or acquire assets and assume liabilities of failed banks from the FDIC. Prior to granting approval, bank regulators consider, among other factors, the effect of the acquisition on competition, financial condition and future prospects including current and projected capital ratios, the competence, experience and integrity of management, compliance with laws, regulations, contracts and agreements and the convenience and needs of the communities to be served, including the record of compliance under the Community Reinvestment Act. We cannot be certain when or if any required regulatory approvals will be granted or what conditions may be imposed by the approving authority.

In addition to the risks related to regulatory approvals, complications in the conversion of operating systems, data processing systems and products may result in the loss of customers, damage to our reputation, operational problems, one-time costs currently not anticipated, or reduced cost savings resulting from a merger or acquisition. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of our businesses or the businesses of the acquired company or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition.

The acquisition gains that we have recorded in our financial statements are subject to adjustment

The acquisition gains recorded during 2010 are preliminary and subject to revision for a period of one year following the respective acquisition dates. Adjustments to the gains may be recorded based on additional information received after the acquisition date that affected the acquisition date fair values of assets acquired and liabilities assumed. Further downward adjustments in values of assets acquired or increases in values of liabilities assumed on the date of acquisition would lower the acquisition gains.

Our access to capital is limited which could impact our future growth

Based on existing capital levels, BancShares and its subsidiary banks maintain well-capitalized ratios under current leverage and risk-based capital standards including the impact of the acquisitions in 2010 and 2009. Historically, our primary capital sources have been retained earnings and debt issued through both private and public markets including trust preferred securities and subordinated debt. The Dodd-Frank Act contains provisions that will eliminate our ability to include $265 million of trust preferred securities in tier 1 risk-based capital beginning January 1, 2013 with total elimination on January 1, 2015. The inability to include the trust preferred securities in tier 1 risk-based capital may lead us to redeem a portion or all of the securities prior to their scheduled maturity dates. Since we have not historically raised capital through new issues of our common stock, replacement of the tier 1 capital will be difficult. A lack of access to tier 1 capital could limit our ability to consummate additional acquisitions, make new loans, meet our existing lending commitments, and could potentially affect our liquidity and capital adequacy.

The major rating agencies regularly evaluate our creditworthiness and assign credit ratings to our debt and the debt of our bank subsidiary. The ratings of the agencies are based on a number of factors, some of which are outside of our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions generally affecting the financial services industry. In light of the difficulties currently confronting the financial services industry, there can be no assurance that we will maintain our current credit ratings. Rating reductions could adversely affect our access to funding sources and the cost of obtaining funding. Long-term debt ratings also factor into the calculation of deposit insurance premiums, and a reduction in our subsidiary bank’s ratings would increase premiums and expense.

The market price of our stock may be volatile

Although publicly traded, our common stock has substantially less liquidity than other large publicly traded financial services companies as well as average companies listed on the NASDAQ National Market System. A relatively small percentage of our common stock is actively traded with average daily volume during 2010 of approximately 12,000 shares. This low liquidity increases the price volatility of our stock which may make it difficult for our shareholders to sell or buy our common stock when they deem a transaction is warranted at a price that they believe is attractive.

Excluding the impact of liquidity, the market price of our common stock can fluctuate widely in response to other factors including expectations of operating results, actual operating results, actions of institutional shareholders, speculation in the press or the investment community, market perception of acquisitions, rating agency upgrades or downgrades, stock prices of other companies that are similar to us, general market expectations related to the financial services industry and the potential impact of government actions affecting the financial services industry.

BancShares relies on dividends from FCB

As a financial holding company, BancShares is a separate legal entity from FCB and receives substantially all of its revenue and cash flow from dividends paid by FCB. The cash flow from these dividends is the primary source which allows BancShares to pay dividends on its common stock and interest and principal on its debt obligations. North Carolina state law limits the amount of dividends that FCB may pay to BancShares. In the event that FCB is unable to pay dividends to BancShares for an extended period of time, BancShares may not be able to service its debt obligations or pay dividends on its common stock.

The value of our goodwill may decline

As of December 31, 2010, we had $102.6 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, and the impairment test compares the estimated fair value of a reporting unit with its net book value. A significant decline in our expected future cash flows, a significant adverse change in the business climate, or a sustained decline in the price of our common stock may result in a write-off of impaired goodwill. Such write-off could have a significant impact on our results of operations, but would not impact our capital ratios as such ratios are calculated using tangible capital amounts.

Properties

As of December 31, 2010, BancShares’ subsidiary financial institutions operated branch offices at 435 locations in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Florida, Georgia, Texas, Arizona, California, New Mexico, Colorado, Oregon, Washington, Oklahoma, Kansas, Missouri and Washington, DC. BancShares owns many of the buildings and leases other facilities from third parties.

Additional information relating to premises, equipment and lease commitments is set forth in Note F of BancShares’ Notes to Consolidated Financial Statements.

Legal Proceedings

BancShares and various subsidiaries have been named as defendants in various legal actions arising from our normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such legal actions cannot be determined, in the opinion of management, there is no pending action that would have a material effect on BancShares’ consolidated financial statements.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BancShares has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share. BancShares’ Class A common stock is listed on the NASDAQ Global Select Market under the symbol FCNCA. The Class B common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol FCNCB. As of December 31, 2010, there were 1,853 holders of record of the Class A common stock and 345 holders of record of the Class B common stock. The market for Class B common stock is extremely limited. On many days, there is no trading and, to the extent there is trading, it is generally low in volume.

The average monthly trading volume for the Class A common stock was 166,000 shares for the fourth quarter of 2010 and 278,650 shares for the year ended December 31, 2010. The Class B common stock monthly trading volume averaged 2,467 shares in the fourth quarter of 2009 and 2,383 shares for the year ended December 31, 2010.

The per share cash dividends declared by BancShares on both the Class A and Class B common stock and the high and low sales prices for each quarterly period during 2010 and 2009 are set forth in the following table.

	2010				2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Cash dividends	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30

Class A sales price
High	198.06	199.79	213.99	213.48	167.70	164.00	145.16	154.16
Low	173.89	165.36	186.40	164.26	148.20	125.67	115.58	73.48
Class B sales price
High	199.99	205.00	211.09	212.99	200.00	156.00	139.00	152.00
Low	178.10	177.10	195.00	165.00	155.00	138.00	110.00	91.00

Sales prices for Class A common were obtained from the NASDAQ Global Select Market. Sales prices for Class B common were obtained from the OTC Bulletin Board.

A cash dividend of 30.0 cents per share was declared by the Board of Directors on January 24, 2011, payable April 4, 2011, to holders of record as of March 14, 2011. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. BancShares’ principal source of liquidity for payment of shareholder dividends is the dividend it receives from FCB. FCB is subject to various requirements under federal and state banking laws that restrict the payment of dividends and its ability to lend to BancShares. Subject to the foregoing, it is currently management’s expectation that comparable cash dividends will continue to be paid in the future.

During 2010, our Board of Directors authorized the purchase of up to 100,000 shares of our Class A common stock and 25,000 shares of our Class B common stock. The shares may be purchased from time to time through April 30, 2011. The Board’s action approving share repurchases does not obligate us to acquire any particular amount of shares, and purchases may be suspended or discontinued at any time. Any shares of stock that are repurchased will be cancelled. BancShares did not issue, sell or repurchase any Class A or Class B common stock during 2010.

The following graph compares the cumulative total shareholder return (CTSR) of our Class A common stock during the previous five years with the CTSR over the same measurement period of the Nasdaq-Banks Index and the Nasdaq-U.S. Index. Each trend line assumes that $100 was invested on December 31, 2005, and that dividends were reinvested for additional shares.

Table 1

FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

	2010	2009	2008	2007	2006
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$969,368	$738,159	$813,351	$902,181	$828,508
Interest expense	195,125	227,644	314,945	423,714	353,737

Net interest income	774,243	510,515	498,406	478,467	474,771
Provision for loan and lease losses	143,519	79,364	65,926	32,939	21,203

Net interest income after provision for loan and lease losses	630,724	431,151	432,480	445,528	453,568
Gain on acquisitions	136,000	104,434	—	—	—
Other noninterest income	270,214	299,017	307,506	291,832	267,910
Noninterest expense	733,376	651,503	600,382	569,806	525,532

Income before income taxes	303,562	183,099	139,604	167,554	195,946
Income taxes	110,518	66,768	48,546	58,937	69,455

Net income	$193,044	$116,331	$91,058	$108,617	$126,491

Net interest income, taxable equivalent	$778,382	$515,446	$505,151	$486,144	$481,120

PER SHARE DATA
Net income	$18.50	$11.15	$8.73	$10.41	$12.12
Cash dividends	1.20	1.20	1.10	1.10	1.10
Market price at December 31 (Class A)	189.05	164.01	152.80	145.85	202.64
Book value at December 31	166.08	149.42	138.33	138.12	125.62
Tangible book value at December 31	155.30	138.98	128.13	127.72	115.02

SELECTED AVERAGE BALANCES
Total assets	$20,841,180	$17,557,484	$16,403,717	$15,919,222	$15,240,327
Investment securities	3,641,093	3,412,620	3,112,717	3,112,172	2,996,427
Loans and leases	13,865,815	12,062,954	11,306,900	10,513,599	9,989,757
Interest-earning assets	18,458,160	15,846,514	14,870,501	14,260,442	13,605,431
Deposits	17,542,318	14,578,868	13,108,246	12,659,236	12,452,955
Interest-bearing liabilities	15,235,253	13,013,237	12,312,499	11,883,421	11,262,423
Long-term obligations	885,145	753,242	607,463	405,758	450,272
Shareholders’ equity	$1,672,238	$1,465,953	$1,484,605	$1,370,617	$1,241,254
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

SELECTED PERIOD-END BALANCES
Total assets	$20,806,659	$18,466,063	$16,745,662	$16,212,107	$15,729,697
Investment securities	4,512,608	2,932,765	3,225,194	3,236,835	3,221,048
Loans and leases:
Covered under loss share agreements	2,007,452	1,173,020	—	—	—
Not covered under loss share agreements	11,480,577	11,644,999	11,649,886	10,888,083	10,060,234
Interest-earning assets	18,487,960	16,541,425	15,119,095	14,466,948	13,842,688
Deposits	17,635,266	15,337,567	13,713,763	12,928,544	12,743,324
Interest-bearing liabilities	15,015,446	13,561,924	12,441,025	12,118,967	11,612,372
Long-term obligations	809,949	797,366	733,132	404,392	401,198
Shareholders’ equity	$1,732,962	$1,559,115	$1,443,375	$1,441,208	$1,310,819
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

SELECTED RATIOS AND OTHER DATA
Rate of return on average assets	0.93%	0.66%	0.56%	0.68%	0.83%
Rate of return on average shareholders’ equity	11.54	7.94	6.13	7.92	10.19
Net yield on interest-earning assets (taxable equivalent)	4.22	3.25	3.40	3.41	3.54
Allowance for loan and lease losses on noncovered loans to noncovered loans and leases at year-end	1.54	1.45	1.35	1.25	1.28
Nonperforming assets to total loans and leases plus other real estate at year-end:
Covered under loss share agreements	17.14	17.39	—	—	—
Not covered under loss share agreements	1.71	1.32	0.61	0.18	0.21
Tier 1 risk-based capital ratio	14.86	13.34	13.20	13.02	12.93
Total risk-based capital ratio	16.95	15.59	15.49	15.36	15.37
Leverage capital ratio	9.18	9.54	9.88	9.63	9.39
Dividend payout ratio	6.49	10.76	12.60	10.57	9.08
Average loans and leases to average deposits	79.04	82.74	86.26	83.05	80.22

Average loans and leases include nonaccrual loans. See discussion of issues affecting comparability of financial statements under the caption FDIC-Assisted Transactions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the consolidated financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes presented within this report. Intercompany accounts and transactions have been eliminated.

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

We periodically evaluate our critical accounting policies, including those related to the allowance for loan and lease losses, fair value estimates, the receivable from the Federal Deposit Insurance Corporation (FDIC) for loss share agreements, pension plan assumptions and income taxes. While we base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or outcomes.

Allowance for loan and lease losses.    The allowance for loan and lease losses reflects the estimated losses resulting from the inability of our customers to make required loan and lease payments. The allowance reflects management’s evaluation of the risk characteristics of the loan and lease portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in our opinion, deserve current recognition in estimating possible loan and lease losses. Our evaluation process is based on historical evidence and current trends among delinquencies, defaults and nonperforming assets. A consistent methodology is utilized that includes allowances assigned to specific impaired commercial loans and leases, general commercial loan allowances that are based upon estimated loss rates by credit grade with the loss rates derived in part from migration analysis among grades, general non-commercial allowances based upon estimated loss rates derived primarily from historical losses, and a nonspecific allowance based upon economic conditions, loan concentrations and other relevant factors. Specific allowances for impaired loans are primarily determined through estimated cash flows discounted at an appropriate rate. Substantially all impaired loans are collateralized by real property.

Loans covered by loss share agreements are recorded at fair value at acquisition date. Therefore, amounts deemed uncollectible at acquisition date become a part of the fair value calculation and are excluded from the allowance for loan and lease losses. Ongoing analysis is performed on covered loans to determine if a change in estimated cash flows has occurred. Subsequent decreases in the amount expected to be collected result in a provision for loan and lease losses with a corresponding increase in the allowance for loan and lease losses. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded. Proportional adjustments are also recorded to the FDIC receivable under the loss share agreements.

Management considers the established allowance adequate to absorb losses that relate to loans and leases outstanding at December 31, 2010, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. These agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additions to the allowance may be required.

Fair value estimates.    BancShares reports investment securities available for sale and interest rate swaps accounted for as cash flow hedges at fair value. At December 31, 2010, the percentage of total assets and total liabilities measured at fair value on a recurring basis was 21.7 percent and less than 1.0 percent, respectively. The majority of assets and liabilities reported at fair value are based on quoted market prices or market prices for similar instruments. At December 31, 2010, less than 1 percent of assets measured at fair value were based on significant nonobservable inputs. Other financial assets are reported at fair value on a nonrecurring basis, including loans held for sale and impaired loans. See Note K “Estimated Fair Values” in the Notes to Consolidated Financial Statements for additional disclosures regarding the fair value of financial instruments.

US GAAP requires assets acquired and liabilities assumed in a business combination be recognized at fair value at acquisition date. The assets acquired and liabilities assumed from Temecula Valley Bank (TVB), Venture Bank (VB), First Regional Bank (First Regional) and Sun American Bank (SAB) were recognized at their fair values using valuation methods and assumptions established by management. Use of different assumptions and methods could yield significantly different fair values. Fair value estimates for loans and leases and other real estate owned (OREO) were based on judgments regarding future expected loss experience, which included the use of commercial loan credit grades, collateral valuations and current economic conditions.

FDIC receivable for loss share agreements.    The FDIC receivable for loss share agreements is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable should the assets be sold. Fair value was initially calculated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. The FDIC receivable is reviewed and updated quarterly as loss estimates and timing of estimated cash flows related to covered loans and OREO change. Subsequent decreases in the amount of loan-related cash flows expected to be collected result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously-recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded. Subsequent changes to the fair value estimates of OREO also result in a proportional adjustment to the FDIC receivable. Projected cash flows are discounted to reflect the estimated timing of receipt of funds from the FDIC.

Pension plan assumptions.    BancShares offers a defined benefit pension plan to qualifying employees. The calculation of the benefit obligation, the future value of plan assets, funded status and related pension expense under the pension plan requires the use of actuarial valuation methods and assumptions. The valuations and assumptions used to determine the future value of plan assets and liabilities are subject to management judgment and may differ significantly depending upon the assumptions used. The discount rate used to estimate the present value of the benefits to be paid under the pension plan reflects the interest rate that could be obtained for a suitable investment used to fund the benefit obligation. The assumed discount rate equaled 5.50 percent at December 31, 2010, compared to 6.00 percent at December 31, 2009. A reduction in the assumed discount rate would increase the calculated benefit obligations, which would result in higher pension expense subsequent to adoption of the lower discount rate. Conversely, an increase in the assumed discount rate would cause a reduction in obligations, thereby resulting in lower pension expense following the increase in the discount rate.

We also estimate a long-term rate of return on pension plan assets that is used to estimate the future value of plan assets. We consider such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plan and projections of future returns on various asset classes. The calculation of pension expense during 2010 and 2009 was based on an assumed expected long-term return on plan assets of 8.00 percent. The assumed expected long-term return on plan assets for 2011 will be adjusted downward to 7.75 percent. A reduction in the long-term rate of return on plan assets increases pension expense for periods following the decrease in the assumed rate of return.

The assumed rate of future compensation increases is reviewed annually based on actual experience and future salary expectations. We used an assumed rate of compensation increase of 4.50 percent to calculate pension expense during 2010 and 2009. Assuming other variables remain unchanged, an increase in the rate of future compensation increases results in higher pension expense for periods following the increase in the assumed rate of future compensation increases.

Income taxes.    Management estimates income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the amount of assets and liabilities reported in the consolidated financial statements and their respective tax bases. In estimating the liabilities and corresponding expense related to income taxes, management assesses the relative merits and risks of various tax positions considering statutory, judicial and regulatory guidance. Because of the complexity of tax laws and regulations, interpretation is difficult and subject to differing judgments. Accrued income taxes payable represents an estimate of the net amounts due to or from taxing jurisdictions based upon various estimates, interpretations and judgments.

We evaluate on a quarterly basis our effective tax rate based upon the current estimate of net income, the favorable impact of various credits, statutory tax rates expected for the year, and the amount of tax liability in each jurisdiction in which we operate. Annually, we file tax returns with each jurisdiction where we have tax nexus and settle our return liabilities.

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

EXECUTIVE OVERVIEW

During 2010, the banking industry continued to work through historic asset quality challenges, capital shortages and a sustained global economic recession. During this time of industry-wide turmoil that began in 2008, BancShares has continued its long-standing attention to prudent banking practices.

While our growth has historically been primarily through de novo activities, since mid-2009 BancShares has elected to participate in FDIC-assisted transactions involving distressed financial institutions. During 2010, FCB acquired selected assets and assumed selected liabilities of two failed banks. Two additional FDIC-assisted transactions were consummated during the third quarter of 2009.

Participation in FDIC-assisted transactions creates opportunities to significantly increase our business volumes in markets in which we presently operate, and to expand our banking presence to geographically adjacent markets which we deem demographically attractive. For each of the four FDIC-assisted transactions we have completed as of December 31, 2010, loss share agreements protect us from a substantial portion of the asset quality risk we would otherwise incur. Additionally, purchase discounts and fair value adjustments on acquired assets and assumed liabilities have resulted in significant acquisition gains that have resulted in the creation of a substantial portion of the equity required to fund the transactions.

During January 2011, FCB announced it had acquired substantially all of the assets and assumed a majority of the liabilities of United Western Bank (United Western), headquartered in Denver, Colorado, in an FDIC-assisted transaction. Based on the proforma statement provided by the FDIC, United Western had loans totaling $993.1 million that were acquired by FCB and deposits totaling $1.6 billion that were assumed by FCB. Assets acquired and liabilities assumed will be recorded at fair value, although those valuations were incomplete as of the date of filing this Form 10-K. During February 2011, United Western’s parent company, United Western and directors of the parent company filed a complaint in the United States District Court for the District of Columbia against the FDIC, the OTS and others, claiming that the seizure of United Western by the OTS and the subsequent appointment of the FDIC as receiver was illegal. The complaint requests the court to direct the OTS to remove the FDIC as receiver, return control of United Western to the plaintiffs, reimburse the plaintiffs for their costs and attorney fees and to award plaintiffs other relief as may be just and equitable. Neither BancShares nor FCB were named in the complaint. It is unclear what impact, if any, the litigation will have on FCB or the assets acquired in the United Western transaction.

Management believes that further opportunities will be available during 2011 to participate in FDIC-assisted transactions. These transactions provide an unprecedented opportunity to materially grow our balance sheet and customer base without the need for incremental external capital, and create material amounts of nonrecurring earnings with limited risk. The ability to maintain an adequate leverage capital ratio is the primary financial limitation to our continuing to execute FDIC-assisted transactions.

As we consider the current business climate, we continue to be guided by our organization’s strengths. We are also challenged to take advantage of predicted market opportunities that are perceived to exist in the financial institutions marketplace. In our effort to optimally allocate our resources, we have identified the following corporate strengths and market opportunities:

Corporate Strengths

•	The breadth of our multi-state delivery network, serving both major metropolitan markets and rural communities

•	Our strategic focus on narrow business customer segments that utilize mainstream banking services

•	Balance sheet liquidity

•	Conservative credit philosophies

•	Our commitment to focus on the long-term impact of strategic, financial and operational decisions

•	The closely held nature of a majority of common equity

•	Our dedicated associates and experienced executive leadership

•	Our reputation as a personal banking company both as relates to lending and deposit products

Market Opportunities

•	Expansion of our branch network and asset base primarily as a result of FDIC-assisted bank acquisitions

•	Our presence in diverse and growing geographic locales

•	Potential to attract customers of super-regional banks who have ceased providing an acceptable level of customer service, or have experienced financial and reputational challenges

•	Potential to attract former customers of banks that either have merged or will likely merge with super-regional banks or with one another

•	Potential to attract customers of community banks that lack our level of financial expertise and breadth of products and services, or have experienced financial and reputational challenges

•	Potential for increased volumes of fee income in certain business lines including wealth management, merchant processing, credit card interchange, treasury services, and insurance.

•	Potential for customer attraction, enhanced customer experience and incremental sales as a result of the growing desire of customers to acquire financial services over the Internet

Bank earnings faced multiple challenges during 2010, with particular pressure on net interest income, credit costs and noninterest income. The slow recovery from the global recession has caused the Federal Reserve to maintain interest rates at unprecedented low levels, and to use various forms of monetary policy in an attempt to hold down long-term interest rates. The low interest rate environment has created pressure on net interest income. In addition, credit costs remain high due to elevated nonperforming asset levels and the continuing efforts by banks to resolve asset quality issues. During the third quarter of 2010, revisions to Regulation E became effective which had a significant adverse impact on fees collected for insufficient fund and overdraft items. Income derived from debit cards is likely to decline materially in 2011 upon the issuance of final regulations from the Dodd-Frank Act.

Various external factors influence customer demand for our loan, lease and deposit products and ultimately affect asset quality and profitability. Recessionary economic conditions, high rates of unemployment and a growing inability for some businesses and consumers to meet their debt service obligations continue to exert pressure on our core earnings and profitability. Other customers continue to repay existing debt or defer new borrowings due to lingering economic uncertainty.

Real estate demand in many of our markets continues to be weak, resulting in depressed real estate prices that have adversely affected collateral values for many borrowers. In particular, the stressed residential real estate markets in Georgia and Florida adversely impacted the asset quality and profitability of ISB during 2009 and, to a lesser extent in 2010. In an effort to assist customers who are experiencing financial difficulty, we have selectively agreed to modify existing loan terms to provide relief to customers who are experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. These modifications are typically executed only if a customer’s payment is current and we believe the modification will result in the avoidance of default.

We experienced significant deposit growth in our legacy markets during 2010, but demand for our treasury services products has been weak as a result of extraordinarily low interest rates. Our balance sheet liquidity position remains very strong, but our continuing participation in FDIC-assisted transactions creates pressure on liquidity management due to the generally unattractive structure and mix of assumed deposits.

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

We have identified challenges and threats that are most relevant and likely to have an impact on the achievement of organizational strategies as:

•	Continuation of a weak domestic economy driving high unemployment, elevated credit costs and low interest rates

•	The domestic economy gains significant momentum causing the Federal Reserve to initiate interest rate increases, leading to inflationary expectations and increases in long-term interest rates

•	Increased competition from non-bank financial service providers

•	Continued decline in the role of traditional commercial banks in the large loan credit market

•	Effective management of human resources in order to attract and retain qualified associates

•	Increased competition from global financial service providers that operate with tighter margins on loan and deposit products

•	The need to make significant investments in our information technology infrastructure

•	Overcapacity in noninterest expense structure that reduces our ability to effectively compete with global financial service providers

•	Additional regulation causing further deterioration in revenues, earnings and capital formation to support lending and customer services

•	Incremental capital required by BASEL III

•	Proper management of assets acquired from FDIC failed institutions

Financial institutions have typically focused their strategic and operating emphasis on maximizing profitability, and therefore have measured their relative success by reference to profitability measures such as return on average assets or return on average shareholders’ equity. BancShares’ return on average assets and return on average equity have historically compared unfavorably to the returns of similar-sized financial holding companies. The strength of our earnings for 2010 and 2009 is directly attributable to the favorable impact resulting from the FDIC-assisted transactions and the relatively modest increase in credit costs for noncovered loans. We have consistently placed primary strategic emphasis upon balance sheet liquidity, asset quality and capital conservation, even when those priorities may have been detrimental to short-term profitability. While we have not been immune from adverse influences arising from economic weaknesses, our long-standing focus on balance sheet strength served us well during 2010 and 2009.

Weak economic conditions in our principal market areas throughout 2010 have had an adverse impact on our financial condition and results of operations through soft demand for our loan products, reductions in certain categories of noninterest income and elevated provisions for credit losses. In many of our markets, unfavorable trends such as increased unemployment, falling real estate prices and increased loan default and bankruptcy rates demonstrate the difficult business conditions which are affecting the general economy and therefore our operating results.

Although we are unable to control the external factors that influence our business, by maintaining high levels of balance sheet liquidity, prudently managing our interest rate exposures and by actively monitoring asset quality, we seek to minimize the potentially adverse risks of unforeseen and unfavorable economic trends and take advantage of favorable economic conditions and opportunities when appropriate.

When economic conditions improve, we will be well positioned to resume favorable organic growth and profitability trends.

FDIC-ASSISTED TRANSACTIONS

Participation in FDIC-assisted transactions has provided significant growth opportunities for us during 2010 and 2009. These transactions have allowed us to significantly increase our presence in markets in which we presently operate, and to expand our banking presence to geographically adjacent markets. Additionally, purchase discounts and fair value adjustments on acquired assets and assumed liabilities have resulted in significant acquisition gains. All of the FDIC-assisted transactions completed as of December 31, 2010 include loss share agreements which protect us from a substantial portion of the credit and asset quality risk that we would otherwise incur.

Issues affecting comparability of financial statements.    As estimated exposures for acquired assets covered by the loss share agreements change based on post-acquisition events, our adherence to US GAAP and accounting policy elections that we have made create various complexities which affect the comparability of our current results of operations between periods. Adjustments affecting assets covered by loss share agreements are recorded on a gross basis. Consequential adjustments to the carrying value of the FDIC receivable that reflect the change in the estimated loss of the covered assets are recorded with an offset to noninterest income. Several of the key issues affecting comparability are as follows:

•	When post-acquisition events suggest that the amount of cash flows we will ultimately receive for a loan covered by a loss share agreement is less than originally expected:

•	An allowance for loan and lease losses is established for the post-acquisition exposure that has emerged with a corresponding debit to provision for loan and lease losses

•	The receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to noninterest income

•	When post-acquisition events suggest that the amount of cash flows we will ultimately receive for a loan covered by a loss share agreement is greater than originally expected:

•

Any allowance for loan and lease losses that was previously established for post-acquisition exposure is reversed with a corresponding credit to provision for loan and lease losses; if no allowance was established in earlier periods, the amount of the improvement in the cash flow projection results in a reclassification from the nonaccretable difference created at the acquisition date to an accretable yield; the newly-identified accretable yield is accreted into income in future periods over the remaining life of the loan as a credit to interest income

•	The receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding debit to noninterest income

•

When actual payments received on loans are greater than initial estimates, large nonrecurring discount accretion may be recognized during a specific period; discount accretion is recognized as a credit to interest income.

Balance sheet impact.    The 2010 transactions involving First Regional and SAB represented our third and fourth FDIC-assisted transactions since July 17, 2009. Table 2 provides information regarding the four entities from which we have acquired assets and assumed liabilities in FDIC-assisted transactions during 2010 and 2009. Adjustments to acquisition date fair values are subject to change for one year following the closing date of each respective acquisition.

Table 2

FDIC-ASSISTED TRANSACTIONS

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

Although US GAAP allows for acquired loans to be accounted for in designated pools, we elected to account for our acquired loans on a non-pooled basis. We made that election based on the average loan size and the lack of large numbers of homogenous loans. The non-pool election could potentially accentuate volatility in net interest income.

Income statement impact.    The four FDIC-assisted transactions created acquisition gains recognized at the time of the respective transaction. For the year ended December 31, 2010, acquisition gains totaled $136.0 million compared to $104.4 million during the same period of 2009. Additionally, the acquired loans, assumed deposits and borrowings originated by the four banks have affected net interest income, provision for loan and lease losses and noninterest income. Significant increases in noninterest expense have resulted from incremental staffing and facility costs for the branch locations and other expenses resulting from the FDIC-assisted transactions. Various fair value discounts and premiums that were previously recorded are being accreted and amortized into income over the life of the underlying asset or liability.

As previously discussed, post-acquisition changes that affect the amount of expected cash flows can result in recognition of provision for loan and lease losses or the reversal of previously-recognized provision for loan and lease losses. During the year ended December 31, 2010, total provision for loan and lease losses related to acquired loans, exclusive of the impact of adjustments to the FDIC receivable, equaled $86.9 million. Provision expense for acquired loans amounted to $3.5 million in 2009.

When loan payments are received prior to the assumed repayment dates, the accretion of discounts recorded on loan balances is accelerated. During the year ended December 31, 2010, discount accretion primarily related to payoffs and unscheduled payment of loans for which a fair value discount had been recorded equaled $145.4 million. No discount for unscheduled loan payments was accreted during 2009. Unscheduled payment of loan balances and post-acquisition deterioration of covered loans and OREO also result in adjustments to the FDIC receivable for changes in the estimated amount that would be covered by the respective loss share agreement. These adjustments resulted in a $42.1 million net reduction in the FDIC receivable during 2010, with a corresponding debit to noninterest income.

First Regional Bank.    On January 29, 2010, FCB entered into an agreement with the FDIC to purchase substantially all the assets and assume the majority of the liabilities of First Regional of Los Angeles, California. Immediately prior to the effectiveness of the transaction, the FDIC had been appointed Receiver of First Regional by the California Department of Financial Institutions.

Table 3 identifies the assets acquired, liabilities assumed, fair value adjustments, the resulting amounts recorded by FCB and the calculation of the gain recognized for the First Regional FDIC-assisted transaction.

Table 3

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

The loans and other real estate acquired through foreclosure are covered by loss share agreements that provide for the FDIC to absorb 80 percent of losses incurred on covered loans and other real estate in excess of $41.8 million. The 80 percent coverage ratio applies to losses up to $1.0 billion with losses in excess of $1.0 billion covered by the FDIC at a rate of 95 percent. FCB initially recorded a receivable from the FDIC equal to $365.2 million as an estimate of the fair value of the amount that will be reimbursed by the FDIC from the loss share agreements. The Purchase and Assumption Agreement between FCB and the FDIC includes a true-up payment at the end of year 10. On March 17, 2020, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the stated threshold, or $203.4 million, less (ii) the sum of (a) 25 percent of the asset discount, or $74.9 million, plus (b) 25 percent of the cumulative loss share payments plus (c) the cumulative servicing amount. The cumulative servicing amount is 1 percent of the average covered assets for each year during the terms of the loss share agreements. Current projections suggest a true-up payment of $67.2 million will be payable under the First Regional loss share agreements. The present value of this estimate is netted against the FDIC receivable and is subject to change over the term of the agreements.

First quarter 2010 noninterest income included a bargain purchase gain of $110.3 million that resulted from the FDIC-assisted acquisition of First Regional. During the second and third quarters of 2010, adjustments were made to the initial gain based on additional information regarding the respective acquisition date fair values, which reduced the gain by $2.6 million. These adjustments were made retroactive to the first quarter of 2010 resulting in an adjusted gain of $107.7 million. Our operating results for the period ended December 31, 2010 include the results of the acquired assets and liabilities for the period from January 29, 2010 through December 31, 2010. Accretion and amortization of various purchase accounting discounts and premiums were recorded during 2010.

Sun American Bank.    On March 5, 2010, FCB entered into an agreement with the FDIC to purchase substantially all the assets and assume the majority of the liabilities of SAB of Boca Raton, Florida. Immediately prior to the effectiveness of the acquisition, the FDIC had been appointed Receiver of SAB by the Florida Office of Financial Regulation.

Table 4 identifies the assets acquired, liabilities assumed, fair value adjustments, the resulting amounts recorded by FCB and the calculation of the gain recognized for the SAB FDIC-assisted transaction.

Table 4

SUN AMERICAN BANK

Acquisition date: March 5, 2010

	As recorded by SAB	Fair value adjustments at acquisition date	Subsequent acquisition-date adjustments	As recorded by FCB
	(thousands)
Assets
Cash and due from banks	$37,016	$—	$—	$37,016
Investment securities available for sale	66,968	—	—	66,968
Loans covered by loss share agreements	411,315	(123,707)	3,283	290,891
Other real estate owned covered by loss share agreements	15,220	(7,200)	—	8,020
Income earned not collected	1,612	—	—	1,612
Receivable from FDIC for loss share agreements	—	92,360	(2,626)	89,734
Intangible assets	—	629	—	629
Other assets	4,473	—	—	4,473

Total assets acquired	$536,604	$(37,918)	$657	$499,343

Liabilities
Deposits:
Noninterest-bearing	$39,435	$—	$—	$39,435
Interest-bearing	380,577	—	—	380,577

Total deposits	420,012	—	—	420,012
Short-term borrowings	42,485	48	—	42,533
Long-term obligations	37,000	3,082	—	40,082
Other liabilities	853	51	—	904

Total liabilities assumed	500,350	3,181	—	503,531

Excess of assets acquired over liabilities assumed	$36,254

Aggregate fair value adjustments		$(41,099)	$657

Cash received from the FDIC				31,965

Gain on acquisition of Sun American				$27,777

The loans and other real estate acquired through foreclosure are covered by loss share agreements that provide for the FDIC to absorb 80 percent of all losses incurred on covered loans and other real estate up to $99.0 million. Losses in excess of $99.0 million are covered by the FDIC at a rate of 95 percent. FCB initially recorded a receivable from the FDIC equal to $92.4 million as an estimate of the fair value of the amount that will be reimbursed by the FDIC from the loss share agreements. The Purchase and Assumption Agreement between FCB and the FDIC includes a true-up payment at the end of year 10. On May 15, 2020, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the stated threshold, or $19.8 million, less (ii) the sum of (a) 25 percent of the asset discount, or $17.5 million, plus (b) 25 percent of the cumulative loss share payments plus (c) the cumulative servicing amount. The cumulative servicing amount is 1 percent of the average covered assets for each year during the terms of the loss share agreements. Although no true-up payment is currently projected under the SAB loss share agreements, those projections are subject to change.

First quarter 2010 noninterest income included a bargain purchase gain of $27.1 million that resulted from the FDIC-assisted acquisition of SAB. During the second quarter of 2010, adjustments were made to the initial gain based on additional information regarding the respective acquisition date fair values, which increased the gain by $657,000. These adjustments were made retroactive to the first quarter of 2010 resulting in an adjusted gain of $27.8 million. Our operating results for the period ended December 31, 2010 include the results of the acquired assets and liabilities for the period from March 5, 2010 through December 31, 2010. Accretion and amortization of various purchase accounting discounts and premiums were recorded during 2010.

During 2009 FCB purchased substantially all the assets and assumed the majority of the liabilities of TVB and VB from the FDIC. FCB measured all assets and liabilities at fair value and recorded loans of $855.6 million and $457.0 million, total assets of $1.11 billion and $795.2 million, deposits of $965.4 million and $709.1 million and total liabilities of $1.05 billion and $766.5 million, respectively. The two transactions resulted in bargain purchase gains in 2009 of $56.4 million and $48.0 million, respectively.

PERFORMANCE SUMMARY

First Citizens BancShares reported earnings for 2010 of $193.0 million, or $18.50 per share, compared to $116.3 million, or $11.15 per share during 2009. Net income as a percentage of average assets equaled 0.93 percent during 2010, compared to 0.66 percent during 2009. The return on average equity was 11.54 percent for 2010, compared to 7.94 percent for 2009. The $76.7 million, or 65.9 percent, increase in net income reflects improved net interest income, partially offset by higher provision for loan and lease losses and noninterest expense. Noninterest income increased modestly excluding the impact of acquisition gains and entries arising from post-acquisition adjustments to the receivable from the FDIC.

Net interest income during 2010 increased $263.7 million, or 51.7 percent, versus 2009. Average interest-earning assets grew $2.61 billion, or 16.5 percent, during 2010 due primarily to the 2010 FDIC-assisted transactions. The taxable-equivalent net yield on interest-earning assets increased 97 basis points to 4.22 percent in 2010 due to balance sheet growth and $145.4 million of accretion of fair value discounts principally caused by large unscheduled loan payments, many of which were payoffs. This unscheduled accretion triggered a reduction in the FDIC receivable and reduction of noninterest income of $116.3 million. The impact of accreted loan discounts resulting from large unscheduled loan payments on acquired loans significantly increased the taxable-equivalent net yield on interest-earning assets during 2010. No similar adjustments were recorded in prior periods. Since such large unscheduled payments are unpredictable, the yield on interest-earning assets will likely experience volatility in future periods. Additionally, improvements in expected cash flows on acquired loans identified in the third and fourth quarters of 2010 that were recognized as impaired at the acquisition dates resulted in the reclassification of $97.0 million classified as nonaccretable difference to accretable yield. This reclassification will increase the amount of accretable yield recognized in future periods.

The provision for loan and lease losses increased $64.2 million, to $143.5 million for 2010, compared to $79.4 million for 2009. Provision expense for 2010 reflects an $83.4 million increase resulting from post-acquisition deterioration of acquired loans covered by loss share agreements, partially offset by a $22.2 million reduction for noncovered loans. The provision expense on acquired loans triggered a corresponding increase in the indemnification asset, resulting in $66.7 million of noninterest income.

Net loan and lease charge-offs for 2010 totaled $88.7 million, compared to $64.7 million recorded during the same period of 2009. Net charge-offs of noncovered loans totaled $49.6 million in 2010, down $15.1 million from 2009. This improvement is the result of declining loan losses in residential construction, EquityLine, and indirect automobile loans during 2010. The ratio of net charge-offs to average loans and leases not covered by FDIC loss share agreements in 2010 equaled 0.43 percent, compared to 0.56 percent for the prior year. Net charge-offs on covered loans during 2010 equaled $39.1 million, or 1.76 percent, of average covered loans. No covered loan losses were incurred during 2009.

BancShares had $2.12 billion and $1.27 billion of covered assets at December 31, 2010 and December 31, 2009, respectively. The amount of covered assets identified as nonperforming at December 31, 2010 equaled $363.5 million, up $143.3 million from the prior year due to nonperforming assets resulting from the 2010 FDIC-assisted transactions and additional nonperforming assets arising from the 2009 FDIC-assisted transactions. Nonperforming assets not covered by FDIC loss share agreements totaled $196.7 million at December 31, 2010, compared to $154.0 million at December 31, 2009. Nonperforming assets not covered by FDIC loss share agreements represent 1.71 percent of noncovered loans, leases and OREO as of December 31, 2010, compared to 1.32 percent of December 31, 2009.

Noninterest income increased $2.8 million, or 0.7 percent, during 2010. The net impact of the acquisition gains and entries arising from post-acquisition adjustments to the receivable from the FDIC equaled $89.2 million in 2010 compared to $107.2 million in 2009. Excluding these amounts, noninterest income increased $20.8 million, or 7.0 percent during 2010. Cardholder and merchant services income increased $12.2 million, or 12.8 percent during 2010 as payment transactions continue to migrate toward debit cards, while income from wealth management services grew $5.3 million. Deposit service charges declined $4.3 million, or 5.5 percent, the net impact of lower fees from overdrafts and commercial service charges offset partly by incremental service charges for deposit accounts resulting from FDIC-assisted transactions. Due primarily to the implementation of revised Regulation E during the third quarter of 2010, insufficient fund and overdraft fees declined $2.6 million. The Dodd-Frank Act is projected to cause a significant reduction in income derived from debit card transactions in 2011.

Noninterest expense increased $81.9 million, or 12.6 percent, during 2010, primarily due to acquisition related activities, including operating costs for acquired branches and expenses for the operation and disposition of other real estate. Of the increase in total noninterest expenses, $61.9 million relates to costs incurred in the new locations resulting from the FDIC-assisted transactions. Salaries and wages increased $33.6 million, or 12.7 percent, occupancy costs grew $6.5 million, or 9.8 percent, and equipment expenses increased $6.6 million or 10.9 percent during 2010. Collection expenses increased $18.4 million due to costs incurred for loans acquired in the FDIC-assisted transactions.

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities, interest bearing cash in banks and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier interest-earning assets typically carry a higher interest rate, but expose us to potentially higher levels of default.

We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. That focus on asset quality also influences the composition of our investment securities portfolio. At December 31, 2010, United States Treasury and government agency securities represented 85.5 percent of our investment securities portfolio. Mortgage-backed securities comprise only 3.2 percent of the total portfolio while corporate bonds insured under the TLGP represent 10.8 percent. Overnight investments are selectively made with the Federal Reserve Bank and other financial institutions that are within our risk tolerance.

During 2010, changes in interest-earning assets primarily reflect the impact of assets acquired in the FDIC-assisted transactions. Changes in the investment securities portfolio result from trends among loans and leases, deposits and short-term borrowings. When inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow overnight investments to decline and use proceeds from maturing securities to fund loan demand.

Loans and Leases

Loans and leases totaled $13.5 billion at December 31, 2010, an increase of $670.0 million or 5.2 percent over December 31, 2009. Loans covered under loss share agreements totaled $2.01 billion at December 31, 2010 or 14.9 percent of total loans, compared to $1.17 billion at December 31, 2009, representing 9.2 percent of loans outstanding. Table 5 details the composition of loans and leases for the past five years.

Loans not covered by loss share agreements secured by commercial mortgages totaled $4.74 billion at December 31, 2010, a $185.8 million or 4.1 percent increase from December 31, 2009. In 2009 commercial mortgage loans increased 4.8 percent over 2008. The sustained growth reflects our continued focus on small business customers, particularly among medical-related and other professional customers. As a percentage of total loans and leases not covered by loss share agreements, noncovered commercial mortgage loans represent 41.3 percent at December 31, 2010 and 39.1 percent at

December 31, 2009. The majority of our commercial mortgage portfolio not covered by loss share agreements is secured by owner-occupied facilities rather than investment property. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At December 31, 2010, there were $1.09 billion of commercial mortgage loans covered by loss share agreements, 54.3 percent of the $2.01 billion of covered loans. Including the commercial mortgage loans covered by loss share agreements, total commercial mortgage loans as of December 31, 2010 total $5.83 billion or 43.2 percent of total loans and leases.

Table 5

LOANS AND LEASES

			December 31
	2010	2009	2008	2007	2006
			(thousands)
Covered loans	$2,007,452	$1,173,020	$—	$—	$—
Noncovered loans and leases :
Commercial:
Construction and land development	338,929	541,110	548,095	608,114	611,271
Commercial mortgage	4,737,862	4,552,078	4,343,809	3,982,496	3,725,752
Other commercial real estate	149,710	158,187	149,478	145,552	165,223
Commercial and industrial	1,805,935	1,832,670	1,885,358	1,707,394	1,526,818
Leases	301,289	330,713	353,933	340,601	294,366
Other	182,015	195,084	99,264	85,354	65,042

Total commercial loans	7,515,740	7,609,842	7,379,937	6,869,511	6,388,472
Non-commercial:
Residential mortgage	878,792	864,704	894,802	953,209	812,426
Revolving mortgage	2,233,853	2,147,223	1,911,852	1,494,431	1,326,403
Construction and land development	192,954	81,244	230,220	202,704	172,409
Consumer	659,238	941,986	1,233,075	1,368,228	1,360,524

Total non-commercial loans	3,964,837	4,035,157	4,269,949	4,018,572	3,671,762

Total noncovered loans and leases	11,480,577	11,644,999	11,649,886	10,888,083	10,060,234

Total loans and leases	13,488,029	12,818,019	11,649,886	10,888,083	10,060,234
Less allowance for loan and lease losses	227,765	172,282	157,569	136,974	132,004

Net loans and leases	$13,260,264	$12,645,737	$11,492,317	$10,751,109	$9,928,230

	December 31, 2010			December 31, 2009
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
	(thousands)
Covered loans:
Commercial:
Construction and land development	$102,988	$265,432	$368,420	$10,317	$213,170	$223,487
Commercial mortgage	120,240	968,824	1,089,064	36,820	553,579	590,399
Other commercial real estate	34,704	175,957	210,661	331	21,307	21,638
Commercial and industrial	9,087	123,390	132,477	5,958	89,273	95,231
Other	—	1,510	1,510	476	2,411	2,887

Total commercial loans	267,019	1,535,113	1,802,132	53,902	879,740	933,642
Non-commercial:
Residential mortgage	11,026	63,469	74,495	8,828	143,481	152,309
Revolving mortgage	8,400	9,466	17,866	—	—	—
Construction and land development	44,260	61,545	105,805	12,383	70,172	82,555
Consumer	—	7,154	7,154	255	4,259	4,514

Total non-commercial loans	63,686	141,634	205,320	21,466	217,912	239,378

Total covered loans	$330,705	$1,676,747	$2,007,452	$75,368	$1,097,652	$1,173,020

There were no foreign loans or leases, covered or noncovered, in any period.

At December 31, 2010, revolving mortgage loans secured by real estate totaled $2.23 billion, compared to $2.15 billion at December 31, 2009. Of the $2.23 billion at December 31, 2010, $17.9 million are covered by loss share agreements. There were no revolving mortgage loans covered by loss share agreements at December 31, 2009. The 2010 increase in total revolving mortgage loans results principally from changes to accounting for QSPE’s and controlling financial interests that became effective on January 1, 2010. As a result of the accounting change, $97.3 million of revolving mortgage loans that were previously securitized, sold and removed from the consolidated balance sheet were returned to the balance sheet in the first quarter of 2010 upon adoption of the new accounting guidance. At December 31, 2010, revolving mortgage loans represented 16.7 percent of total loans and leases, compared to 16.8 percent at December 31, 2009.

Commercial and industrial loans not covered by loss share agreements equaled $1.81 billion at December 31, 2010, compared to $1.83 billion at December 31, 2009, a decline of $26.7 million or 1.5 percent. This decrease follows a decline of $52.7 million or 2.8 percent from 2008 to 2009. Weak economic conditions have limited our ability to find loans that meet our underwriting standards, especially within the commercial and industrial portfolio. Commercial and industrial loans not covered by loss share agreements represent 15.7 percent and 15.7 percent of total loans and leases not covered by loss share agreements, respectively, as of December 31, 2010 and 2009.

Commercial and industrial loans covered by loss share agreements totaled $132.5 million which is 6.6 percent of total covered loans. Including covered loans, total commercial and industrial loans as of December 31, 2010 equal $1.94 billion, or 13.8 percent of total loans and leases.

Consumer loans not covered by loss share agreements amounted to $659.2 million at December 31, 2010, a decrease of $282.7 million, or 30.0 percent, from the prior year. This decline results from our decision during 2008 to discontinue originations of automobile sales finance loans through our dealer network. At December 31, 2010 and 2009, consumer loans not covered by loss share agreements represent 5.7 percent and 8.1 percent of total noncovered loans, respectively.

There were $878.8 million of residential mortgage loans not covered by loss share agreements and an additional $74.5 million covered for a total of $953.3 million of residential mortgage loans as of December 31, 2010, representing 7.1 percent of total loans and leases. Customer interest in closed-end residential mortgage loans remains modest with most customers choosing a loan with a revolving structure.

Construction and land development loans not covered by loss share agreements equaled $531.9 million at December 31, 2010, a decrease of $90.5 million, or 14.5 percent from December 31, 2009. Of the total amount outstanding, only $35.7 million was in the Atlanta, Georgia and southwest Florida markets, a decrease of $32.1 million from December 31, 2009. Both of these market areas experienced significant reductions in real estate values during the past three years. Most of the remaining noncovered construction and land development loans are in North Carolina and Virginia, and generally are not comprised of loans to builders to acquire, develop or construct homes in large tracts of real estate.

Construction and land development loans covered by loss share agreements at December 31, 2010 totaled $474.2 million, 23.6 percent of total loans covered by loss share agreements. Total construction and land development loans equal $1.01 billion, which is 7.5 percent of total loans and leases.

We expect non-acquisition loan growth to be modest in 2011 due to the weak demand for loans and widespread customer efforts to deleverage. All growth projections are subject to change due to further economic deterioration or improvement and other external factors.

Investment Securities

Investment securities available for sale at December 31, 2010 and 2009 totaled $4.51 billion and $2.93 billion, respectively, a $1.58 billion or 54.0 percent increase. Growth in investment securities during 2010 resulted from an increase in liquidity due to weak loan demand, organic deposit growth and the FDIC-assisted transactions. Additionally, we decided to reduce the overall level of overnight investments in late-2010 and placed a portion of this liquidity in the available for sale investment securities portfolio. Substantially all investment securities consist of U.S Treasury and government agency securities with final maturities of three years or less. The agency securities generally are callable by the agency at periodic intervals prior to the final maturity date. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses on available for sale securities are included as a component of other comprehensive income, net of deferred taxes.

Table 6 presents detailed information relating to the investment securities portfolio.

Income on interest-earning assets.

Interest income amounted to $969.4 million during 2010, a $231.2 million or 31.3 percent increase from 2009, compared to a $75.2 million or 9.2 percent decrease from 2008 to 2009. The increase in interest income during 2010 is primarily the result of higher average balances and the accretion of discounts and recognition of accretable yield on acquired loans. During 2010, interest-earning assets averaged $18.46 billion, an increase of $2.6 billion from 2009. This increase results from loans acquired in FDIC-assisted transactions and investment security purchases resulting from deposit growth within our legacy branch network in excess of loan and lease demand.

Table 7 analyzes taxable-equivalent yields and rates on interest-earning assets and interest-bearing liabilities for the five years ending December 31, 2010. The taxable-equivalent yield on interest-earning assets was 5.27 percent during 2010, a 58 basis point increase from the 4.69 percent reported in 2009, the result of the accretion during 2010 of fair value discounts on acquired loans. The taxable-equivalent yield on interest-earning assets equaled 5.51 percent in 2008.

The taxable-equivalent yield on the loan and lease portfolio increased from 5.49 percent in 2009 to 6.61 percent in 2010. The 112 basis point yield increase coupled with the $1.80 billion, or 14.9 percent growth in average loans and leases contributed to an increase in loan interest income of $255.0 million or 38.7 percent over 2009. The increased yield resulted from $145.4 million of accretion of fair value discounts during 2010 primarily related to payoffs and large unscheduled loan payments on acquired loans. Management had initially concluded that these payments would not be received during 2010. Loan interest income decreased in 2009 from 2008 by $22.3 million or 3.3 percent, driven by a 56 basis point yield decrease, partially offset by incremental interest from a $756.1 million, or 6.7 percent increase in average loans and leases.

Interest income earned on the investment securities portfolio amounted to $52.5 million and $77.9 million during 2010 and 2009, respectively, with a taxable-equivalent yield of 1.48 percent and 2.36 percent. The $25.4 million decrease in investment interest income during 2010 reflected the 88 basis points decrease in the taxable-equivalent yield. The $44.9 million decrease in interest income earned on investment securities during 2009 resulted in a 173 basis point decrease in the taxable-equivalent yield. Higher average balances of investment securities during 2010 and 2009 offset a portion of the yield reduction. The yield reductions in 2010 and 2009 reflect the extraordinarily low interest rates on investment securities. We anticipate the yield on investment securities will remain depressed until the Federal Open Market Committee begins to raise the benchmark fed funds rates, an action that would likely lead to higher asset yields.

Table 6

INVESTMENT SECURITIES

	2010				2009		2008
	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale:
U. S. Government:
Within one year	$3,212,786	$3,206,015	0/5	0.98%	$1,543,760	$1,554,353	$1,349,114	$1,374,022
One to five years	653,349	653,371	1/4	0.46	730,324	733,070	1,704,326	1,738,406

Total	3,866,135	3,859,386	0/7	0.90	2,274,084	2,287,423	3,053,440	3,112,428

Residential mortgage-backed securities:
Within one year	6	3	0/8	5.31	0	0	0	0
One to five years	10,755	11,061	3/8	1.23	13,430	13,729	32	30
Five to ten years	1,673	1,700	7/9	3.59	917	914	789	791
Over ten years	126,857	130,781	26/10	4.81	112,254	115,695	80,288	82,131

Total	139,291	143,545	24/10	4.52	126,601	130,338	81,109	82,952

Corporate bonds:
Within one year	227,636	230,043	0/9	1.69	0	0
One to five years	251,524	256,615	1/6	1.95	481,341	485,667	0	0

Total	479,160	486,658	1/2	1.83	481,341	485,667	0	0

State, county and municipal:
Within one year	757	757	0/8	4.67	303	304	1,682	1,687
One to five years	473	489	2/2	4.90	1,107	1,138	1,416	1,356
Five to ten years	10	10	9/11	4.97	0	0	0	0
Over ten years	0	0			5,643	5,371	10	10

Total	1,240	1,256	1/4	4.76	7,053	6,813	3,108	3,053

Other:
Five to ten years	0	0			1,026	1,287	0	0
Over ten years	0	0			911	1,012	3,691	5,427

Total	0	0			1,937	2,299	3,691	5,427

Equity securities	1,055	19,231			2,377	16,622	3,291	15,461

Total investment securities available for sale	4,486,881	4,510,076			2,893,393	2,929,162	3,144,639	3,219,321

Investment securities held to maturity:
Residential mortgage-backed securities:
Five to ten years	2,404	2,570	6/3	5.55	3,306	3,497	4,117	4,289
Over ten years	128	171	17/3	6.53	146	185	165	198

Total	2,532	2,741	6/10	5.60	3,452	3,682	4,282	4,487

State, county and municipal:
Within one year	0	0			0	0	151	151
One to five years	0	0			151	152	0	0
Five to ten years	0	0			0	0	1,440	1,472

Total	0	0			151	152	1,591	1,623

Total investment securities held to maturity	2,532	2,741	6/10	5.60	3,603	3,834	5,873	6,110

Total investment securities	$4,489,413	$4,512,817			$2,896,996	$2,932,996	$3,150,512	$3,225,431

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

Table 7

AVERAGE BALANCE SHEETS

	2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars in thousands, taxable equivalent)
Assets
Loans and leases	$13,865,815	$917,111	6.61%	$12,062,954	$661,750	5.49%
Investment securities:
U. S. Government	2,968,206	38,438	1.29	2,908,651	67,998	2.34
Corporate bonds	487,678	8,721	1.79	342,643	6,283	1.83
Residential mortgage-backed securities	163,009	6,544	4.01	108,228	4,812	4.45
State, county and municipal	1,926	120	6.23	4,693	431	9.18
Other	20,274	227	1.12	48,405	1,085	2.24

Total investment securities	3,641,093	54,050	1.48	3,412,620	80,609	2.36
Overnight investments	951,252	2,346	0.25	370,940	731	0.20

Total interest-earning assets	18,458,160	$973,507	5.27%	15,846,514	$743,090	4.69%
Cash and due from banks	535,687			597,443
Premises and equipment	844,843			821,961
Allowance for loan and lease losses	(189,561)			(162,542)
Receivable from FDIC for loss share agreements	630,317			90,427
Other assets	561,734			363,681

Total assets	$20,841,180			$17,557,484

Liabilities and shareholders’ equity
Interest-bearing deposits:
Checking With Interest	$1,772,298	$1,976	0.11%	$1,547,135	$1,692	0.11%
Savings	724,219	1,280	0.18	592,610	684	0.12
Money market accounts	4,827,021	27,076	0.56	3,880,703	27,078	0.70
Time deposits	6,443,916	118,863	1.84	5,585,200	154,305	2.76

Total interest-bearing deposits	13,767,454	149,195	1.08	11,605,648	183,759	1.58
Short-term borrowings	582,654	5,189	0.89	654,347	4,882	0.75
Long-term obligations	885,145	40,741	4.60	753,242	39,003	5.18

Total interest-bearing liabilities	15,235,253	$195,125	1.28%	13,013,237	$227,644	1.75%
Demand deposits	3,774,864			2,973,220
Other liabilities	158,825			105,074
Shareholders’ equity	1,672,238			1,465,953

Total liabilities and shareholders’ equity	$20,841,180			$17,557,484

Interest rate spread			3.99%			2.94%
Net interest income and net yield on interest-earning assets		$778,382	4.22%		$515,446	3.25%

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

Table 7

AVERAGE BALANCE SHEETS (continued)

2008			2007			2006
Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
(dollars in thousands, taxable equivalent)

$11,306,900	$683,943	6.05%	$10,513,599	$729,635	6.94%	$9,989,757	$685,114	6.86%

2,994,352	121,803	4.07	2,989,248	142,235	4.76	2,890,611	113,904	3.94
—	—		—	—		—	—
80,697	4,311	5.34	79,229	4,248	5.36	58,590	3,065	5.23
4,828	322	6.67	5,321	346	6.50	6,174	374	6.06
32,840	962	2.93	38,374	1,225	3.19	41,052	1,497	3.65

3,112,717	127,398	4.09	3,112,172	148,054	4.76	2,996,427	118,840	3.97
450,884	8,755	1.94	634,671	32,169	5.07	619,247	30,903	4.99

14,870,501	$820,096	5.51%	14,260,442	$909,858	6.38%	13,605,431	$834,857	6.14%
591,032			705,864			757,428
781,149			735,465			669,748
(145,523)			(132,530)			(131,077)
306,558			349,981			338,797

$16,403,717			$15,919,222			$15,240,327

$1,440,908	$1,414	0.10%	$1,431,085	$1,971	0.14%	$1,522,439	$1,875	0.12%
545,048	1,103	0.20	573,286	1,235	0.22	649,619	1,382	0.21
3,187,012	59,298	1.86	2,835,255	94,541	3.33	2,691,292	79,522	2.95
5,402,505	201,723	3.73	5,283,782	243,489	4.61	4,967,591	197,399	3.97

10,575,473	263,538	2.49	10,123,408	341,236	3.37	9,830,941	280,178	2.85
1,129,563	17,502	1.55	1,354,255	55,126	4.07	981,210	41,431	4.22
607,463	33,905	5.58	405,758	27,352	6.74	450,272	32,128	7.14

12,312,499	$314,945	2.56%	11,883,421	$423,714	3.57%	11,262,423	$353,737	3.14%
2,532,773			2,535,828			2,622,014
73,840			129,356			114,636
1,484,605			1,370,617			1,241,254

$16,403,717			$15,919,222			$15,240,327

		2.95%			2.81%			3.00%

	$505,151	3.40%		$486,144	3.41%		$481,120	3.54%

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits represent our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and to fulfill commercial customer demand for treasury services. Interest-bearing liabilities totaled $15.02 billion as of December 31, 2010, up $1.45 billion from December 31, 2009 due to growth in deposits in both legacy markets and the First Regional and SAB acquisitions. Average interest-bearing liabilities increased $2.22 billion or 17.1 percent over 2009 levels due to the four FDIC-assisted transactions since July 2009 and strong organic growth in legacy markets. During 2009, interest-bearing liabilities increased $700.7 million or 5.7 percent over 2008.

Deposits

At December 31, 2010, deposits totaled $17.64 billion, an increase of $2.30 billion or 15.0 percent from the $15.34 billion in deposits recorded as of December 31, 2009. Deposits assumed from First Regional and SAB during the first quarter of 2010 totaled $1.71 billion but, due to anticipated runoff, deposit balances in these markets equaled $952.3 million at December 31, 2010, a decline of $755.4 million or 44.2 percent. Strong organic growth contributed $1.28 billion to the increase in deposits during 2010.

Balances increased materially in most categories of deposits, most notably money market accounts which increased $879.5 million or 21.0 percent from December 31, 2009 to December 31, 2010, and demand deposits which increased $761.0 million or 23.7 percent. Time deposits increased only $396.9 million or 7.1 percent, with nearly all of the growth attributable to First Regional and SAB. Low interest rates have caused a shift in customer preference away from time deposits to short-term, liquid accounts. Continuing economic uncertainty continues to make traditional bank deposits an attractive investment option for our customer base.

Interest-bearing deposits averaged $13.77 billion during 2010, an increase of $2.16 billion or 18.6 percent. Average money market balances increased $946.3 million or 24.4 percent while average time deposits increased $858.7 million or 15.4 percent. During 2009, average time deposits increased $182.7 million or 3.4 percent.

At December 31, 2010, deposits include $3.07 billion of time deposits with balances of $100,000 or more. The scheduled maturity of those time deposits is detailed in Table 8.

Due to the ongoing industry-wide liquidity challenges and our historic focus on maintaining a liquid balance sheet, we continued our focus on deposit attraction and retention as a key business objective. Our ability to benefit from various market opportunities could potentially be constrained unless we are able to continue to generate new deposits at a reasonable cost.

Table 8

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

December 31, 2010
(thousands)
Less than three months	$817,968
Three to six months	369,067
Six to 12 months	1,182,399
More than 12 months	703,785

Total	$3,073,219

Short-term borrowings

At December 31, 2010, short-term borrowings totaled $546.6 million, compared to $642.4 million one year earlier, a 14.9 percent decrease. The $95.8 million reduction resulted from the net impact of reduced balances of our treasury services sweep accounts offset by higher current maturities of long-term obligations arising from the 2010 FDIC-assisted transactions. Extraordinarily low interest rates have caused customers to reduce balances in our sweep products.

Table 9

SHORT-TERM BORROWINGS

	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Master notes
At December 31	$371,350	0.55%	$395,577	0.53%	$472,573	0.53%
Average during year	401,115	0.54	443,286	0.52	819,209	1.52
Maximum month-end balance during year	409,924		487,372		929,613

Repurchase agreements
At December 31	78,274	0.33	91,583	0.28	103,878	0.25
Average during year	87,167	0.28	103,023	0.26	211,853	0.82
Maximum month-end balance during year	93,504		105,253		293,703

Federal funds purchased
At December 31	2,551	0.19	12,551	0.01	10,551	0.10
Average during year	4,982	0.22	9,059	0.08	40,079	1.69
Maximum month-end balance during year	18,351		15,551		96,551

Notes payable to Federal Home Loan Banks
At December 31	82,000	4.61	128,761	2.70	50,000	4.95
Average during year	74,148	3.70	84,965	2.68	50,000	4.95
Maximum month-end balance during year	137,000		128,761		50,000

Other
At December 31	12,422	—	13,933	—	10,026	0.04
Average during year	15,242	—	14,014	—	8,422	2.04
Maximum month-end balance during year	20,241		20,023		21,286

Long-term obligations

At December 31, 2010 and 2009, long-term obligations totaled $809.9 million and $797.4 million, respectively, an increase of $12.6 million or 1.6 percent. The increase since December 31, 2009 resulted from the assumption of FHLB obligations in the FDIC-assisted transactions consummated in 2010.

For 2010 and 2009, long-term obligations included $273.2 million in junior subordinated debentures representing obligations to two special purpose entities, FCB/NC Capital Trust I and FCB/NC Capital Trust III (the Capital Trusts). The Capital Trusts are the grantor trusts for $265.0 million of trust preferred securities outstanding as of December 31, 2010. The proceeds from the trust preferred securities were used to purchase the junior subordinated debentures issued by BancShares. The $150.0 million in trust preferred securities issued by FCB/NC Capital Trust I mature in 2028 and may be redeemed in whole or in part at a premium that declines until 2018, when the redemption price equals the par value of the securities. The $115.0 million in trust preferred securities issued by FCB/NC Capital Trust III mature in 2036 and may be redeemed at par in whole or in part on or after June 30, 2011. BancShares has guaranteed all obligations of the Capital Trusts. The Dodd-Frank Act contains provisions that will eliminate our ability to include the trust preferred securities in tier 1 risk-based capital effective January 1, 2015. The inability to include the securities in tier 1 risk-based capital may lead us to redeem a portion or all of the securities prior to their scheduled maturity dates.

Expense of interest-bearing liabilities

Interest expense amounted to $195.1 million in 2010, a $32.5 million or 14.3 percent decrease from 2009. This followed an $87.3 million or 27.7 percent decrease in interest expense during 2009 compared to 2008. For 2010, the decrease in interest expense was the net result of lower interest rates offset in part by increased levels of interest-bearing liabilities. The blended rate on total interest-bearing liabilities equaled 1.28 percent during 2010, compared to 1.75 percent in 2009 and 2.56 percent in 2008.

Interest expense on interest-bearing deposits equaled $149.2 million during 2010, down $34.6 million or 18.8 percent from 2009. The impact of lower interest rates more than offset added expense from higher deposit balances. Lower market interest rates caused the aggregate rate on interest-bearing deposits to decline to 1.08 percent during 2010, down 50 basis points from 2009.

Interest expense on long-term obligations increased $1.7 million or 4.5 percent during 2010 due to new Federal Home Loan Bank borrowings assumed as a part of the 2010 FDIC-assisted transactions. The rate on average long-term obligations decreased 58 basis points from 5.18 percent in 2009 to 4.60 percent in 2010.

NET INTEREST INCOME

Net interest income amounted to $774.2 million during 2010, a $263.7 million or 51.7 percent increase over 2009. The taxable-equivalent net yield on interest-earning assets equaled 4.22 percent for 2010, up 97 basis points from the 3.25 percent for 2009. The increase from 2009 resulted principally from accretion of fair value discounts on acquired loans and the positive impact of yields and rates on acquired loans and assumed deposits.

Net interest income for 2010 included $145.4 million of accretion primarily related to large unscheduled payments received on acquired loans. No such accretion was recognized during 2009. The continuing accretion of fair value discounts resulting from acquired loans will likely contribute to volatility in net interest income in future periods. Fair value discounts related to loans that have been repaid unexpectedly will be accreted into interest income at the time the loan obligation is satisfied. Unless additional uncertainty about future payments exists, discounts associated with loans that display large unscheduled payments will be recognized in interest income on an accelerated basis.

During 2009, net interest income equaled $510.5 million, a $12.1 million or 2.4 percent increase over 2008. The increase from 2008 resulted from balance sheet growth as the taxable-equivalent net yield on interest-earning assets declined by 15 basis points from the prior year to 3.25 percent during 2009.

Table 10 isolates the changes in taxable-equivalent net interest income due to changes in volume and interest rates for 2010 and 2009.

Table 10

CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	2010			2009
	Change from previous year due to:			Change from previous year due to:
	Volume	Yield/ Rate	Total Change	Volume	Yield/ Rate	Total Change
	(thousands)
Assets
Loans and leases	$109,616	$145,745	$255,361	$43,433	$(65,626)	$(22,193)
Investment securities:
U. S. Government	1,187	(30,747)	(29,560)	(2,746)	(51,059)	(53,805)
Corporate bonds	2,614	(176)	2,438	3,141	3,142	6,283
Residential mortgage-backed securities	2,322	(590)	1,732	3,140	(2,639)	501
State, county and municipal	(214)	(97)	(311)	211	(102)	109
Other	(473)	(385)	(858)	402	(279)	123

Total investment securities	5,436	(31,995)	(26,559)	4,148	(50,937)	(46,789)
Overnight investments	1,216	399	1,615	(865)	(7,159)	(8,024)

Total interest-earning assets	$116,268	$114,149	$230,417	$46,716	$(123,722)	$(77,006)

Liabilities
Interest-bearing deposits:
Checking With Interest	$248	$36	$284	$110	$168	$278
Savings	192	404	596	75	(494)	(419)
Money market accounts	5,955	(5,957)	(2)	8,873	(41,093)	(32,220)
Time deposits	19,781	(55,222)	(35,441)	5,934	(53,352)	(47,418)

Total interest-bearing deposits	26,176	(60,739)	(34,563)	14,992	(94,771)	(79,779)
Short-term borrowings	(587)	894	307	(5,455)	(7,165)	(12,620)
Long-term obligations	6,469	(4,731)	1,738	7,831	(2,733)	5,098

Total interest-bearing liabilities	$32,058	$(64,576)	$(32,518)	$17,368	$(104,669)	$(87,301)

Change in net interest income	$84,210	$178,725	$262,935	$29,348	$(19,053)	$10,295

Changes in income relating to certain loans, leases and investment securities are stated on a fully tax-equivalent basis at a rate that approximates BancShares’ marginal tax rate. The taxable equivalent adjustment was $4,138, $4,931 and $6,745 for the years 2010, 2009 and 2008, respectively. Table 7 provides detailed information on average balances, income/expense, yield/rate by category and the relevant income tax rates. The rate/volume variance is allocated equally between the changes in volume and rate.

NONINTEREST INCOME

Noninterest income is an essential component of our total revenue and is critical to our ability to sustain an adequate level of profitability. Traditionally, the primary sources of noninterest income are cardholder and merchant services income, service charges on deposit accounts, revenues derived from wealth management services and fees from processing services. During 2010 and 2009, these traditional sources of noninterest income have been augmented with acquisition gains and entries arising from post-acquisition adjustments to the FDIC receivable. Noninterest income increased modestly excluding the acquisition gains and the entries resulting from post-acquisition adjustments to the FDIC receivable.

Noninterest income totaled $406.2 million during 2010, an increase of $2.8 million or 0.7 percent from 2009, due primarily to the gain on the 2010 acquisitions, partially offset by adjustments to the FDIC receivable for assets covered by loss share agreements. Excluding the acquisition-related entries, noninterest income increased $20.8 million, or 7.0 percent. Noninterest income during 2009 equaled $403.5 million, a $95.9 million or 31.2 percent increase over 2008 due primarily to acquisition gains. Table 11 presents the major components of noninterest income for the past five years.

Table 11

NONINTEREST INCOME

	Year ended December 31
	2010	2009	2008	2007	2006
	(thousands)
Gain on acquisitions	$136,000	$104,434	$—	$—	$—
Cardholder and merchant services	107,575	95,376	97,577	97,070	86,103
Service charges on deposit accounts	73,762	78,028	82,349	77,827	72,561
Wealth management services	51,378	46,071	48,198	49,305	42,213
Fees from processing services	29,097	30,904	29,607	27,018	24,367
Mortgage income	9,699	10,435	6,564	6,305	5,494
Insurance commissions	8,650	8,129	8,277	7,735	6,942
ATM income	6,656	6,856	7,003	6,515	6,803
Other service charges and fees	20,820	16,411	17,598	15,318	15,996
Securities gains(losses)	1,952	(511)	8,128	1,376	(659)
Adjustments to FDIC receivable for loss share agreements	(46,806)	2,800	—	—	—
Other	7,431	4,518	2,205	3,363	8,090

	$406,214	$403,451	$307,506	$291,832	$267,910

Acquisition gains recorded during 2010 totaled $136.0 million, compared to $104.4 million during 2009, all of which resulted from FDIC-assisted transactions. During 2010, BancShares recorded net charges of $46.8 million resulting from adjustments to the FDIC receivable for covered assets. The adjustments to the FDIC receivable represent reductions resulting from large unscheduled acquired loan payments and other acquired loan adjustments, partially offset by increases resulting from post-acquisition deterioration of acquired loans. Adjustments to the FDIC receivable recorded during 2009 for $2.8 million represent the impact of the $3.5 million recorded as provision for loan and lease losses on the acquired loan portfolio of TVB and VB.

Cardholder and merchant services income increased $12.2 million during 2010, due to higher transaction volume among both cardholders and merchants. Merchant services and credit card interchange income increased $5.6 million and $2.1 million, respectively, in 2010 due to higher levels of merchant and credit card accounts and a moderate increase in consumer spending compared to the very weak levels of 2009. Debit card interchange income increased $5.2 million as consumer purchases continue to migrate from paper to debit cards. Income from wealth management services increased $5.3 million or 11.5 percent during 2010 due to a healthy level of new business and improved investment returns. Other service charges and fees increased $2.9 million or 64.5 percent during 2010, largely resulting from various loan fees on covered loans.

Deposit service charges declined $4.3 million, or 5.5 percent, the net impact of lower fees from overdrafts and commercial service charges offset in part by incremental service charges for deposit accounts resulting from FDIC- assisted transactions. The reduction in fees for overdraft services resulted from changes to Regulation E that were effective in August 2010 that require financial institutions to only provide overdraft services to customers who explicitly elect to use those services. The unfavorable impact of the new regulations will continue in subsequent periods.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities, and equipment and software costs for our branch offices and our technology and operations infrastructure. Noninterest expense for 2010 amounted to $733.4 million, an $81.9 million or 12.6 percent increase over 2009. Noninterest expenses related to the FDIC-assisted transactions accounted for $61.9 million of the 2010 increase, primarily due to higher salary expense, operating costs related to the branch facilities and foreclosure-related expense. Noninterest expense in 2009 was $651.5 million, a $51.1 million or 8.5 percent increase over 2008 driven by $24.2 million in higher FDIC insurance expense and $20.3 million in incremental costs for acquisitions. Table 12 presents the major components of noninterest expense for the past five years.

Salary expense increased $33.6 million or 12.7 percent during 2010 resulting from headcount growth resulting from the FDIC-assisted transactions and merit increases. Salary expense related to the branches of the FDIC-assisted transactions increased $21.5 million during 2010. During 2009, salary expense increased $5.1 million or 2.0 percent over 2008, primarily due to the headcount growth that resulted from the 2009 FDIC-assisted transactions.

Employee benefit expense increased 0.5 percent during 2010, the net result of higher employer taxes and 401(k) expense, largely offset by reduced employee health costs and pension expense. During 2009, employee benefit expense increased $5.5 million or 9.3 percent over 2008 due to higher pension expense and employee health costs.

Occupancy expense totaled $72.8 million during 2010, a $6.5 million or 9.8 percent increase over 2009. Occupancy expense related to the branches resulting from the FDIC-assisted transactions increased $6.3 million during 2010. During 2009, occupancy expense totaled $66.3 million, a $5.4 million or 8.9 percent increase over 2008 primarily due to higher lease costs and depreciation expense related to expansion during late-2008 and early-2009 in legacy markets.

Equipment expenses increased $6.6 million, or 10.9 percent, during 2010, following a $2.6 million or 4.5 percent increase in 2009. The increases in 2010 and 2009 were principally the result of higher hardware and software costs.

Cardholder and merchant processing expense increased $4.2 million or 9.8 percent during 2010 due to higher transaction volume when compared to 2009. Expenses related to cardholder reward programs increased $3.2 million or 37.4 percent during 2010 due to a new program targeting debit cardholders.

FDIC deposit insurance expense decreased $6.2 million or 21.1 percent during 2010, following an increase of $24.2 million during 2009. The decrease during 2010 represents the net impact of a $7.8 million assessment recognized during 2009 and a higher level of insured deposits during 2010. The increase during 2009 resulted from the special assessment and higher deposit rates charged to insured depository institutions.

Collection expenses increased $18.4 million during 2010 due to costs incurred for loans acquired in the FDIC-assisted transactions following a $2.0 million increase during 2009. Collection expenses include legal costs and fees paid to third parties engaged to assist in collection efforts related to covered loans and leases, and are subject to reimbursement under the FDIC loss share agreements.

Foreclosure-related expenses increased $5.3 million or 35.3 percent during 2010, following an increase of $11.4 million during 2009. Foreclosure-related expenses include costs to maintain foreclosed property, write-downs following foreclosure, and gains or losses recognized at the time of sale. It is anticipated that foreclosure-related expenses will remain high for the next several years as we continue to liquidate the loans acquired in the FDIC-assisted transactions, the majority of which are reimbursable under the FDIC loss share agreements.

Processing fees paid to third parties increased $3.7 million or 37.8 percent during 2010, primarily related to the FDIC-assisted transactions. As of December 31, 2010, substantially all of the acquired assets and assumed liabilities for three of the four transactions completed during 2010 and 2009 had been converted to our legacy systems.

Amortization of intangibles increased $4.3 million during 2010, all of which resulted from the FDIC-assisted transactions.

Table 12

NONINTEREST EXPENSE

	Year ended December 31
	2010	2009	2008	2007	2006
	(thousands)
Salaries and wages	$297,897	$264,342	$259,250	$243,871	$228,472
Employee benefits	64,733	64,390	58,899	52,733	50,445
Occupancy expense	72,766	66,266	60,839	56,922	52,153
Equipment expense	66,894	60,310	57,715	56,404	52,490
Cardholder and merchant services expense:
Cardholder and merchant processing	46,765	42,605	42,071	41,882	37,286
Cardholder reward programs	11,624	8,457	9,323	12,529	9,228
FDIC deposit insurance	23,167	29,344	5,126	2,619	1,550
Collection	20,485	2,102	63	52	41
Foreclosure-related expense	20,439	15,107	3,658	2,086	456
Processing fees paid to third parties	13,327	9,672	8,985	7,004	5,845
Telecommunications	11,328	11,314	12,061	10,501	9,844
Postage	6,848	6,130	6,517	5,967	5,687
Advertising	8,301	8,111	8,098	7,499	7,212
Legal	4,968	5,425	6,308	6,410	5,244
Consultant	2,532	2,508	2,514	3,324	2,254
Amortization of intangibles	6,202	1,940	2,048	2,142	2,318
Other	55,100	53,480	56,907	57,861	55,007

Total	$733,376	$651,503	$600,382	$569,806	$525,532

INCOME TAXES

During 2010, BancShares recorded income tax expense of $110.5 million, compared to $66.8 million during 2009 and $48.5 million in 2008. BancShares’ effective tax rate equaled 36.4 percent in 2010, 36.5 percent in 2009 and 34.8 percent in 2008. The higher effective tax rates during 2010 and 2009 result from significantly higher pre-tax earnings, resulting in dilution of the favorable impact of various permanent differences on pre-tax income for those years.

Income tax expense for 2010 was reduced by $2.9 million due to the release of an ISB state tax valuation allowance. This valuation allowance was released during 2010, following receipt of all necessary regulatory approvals, and in anticipation of the January 7, 2011 merger of FCB and ISB. The release of the valuation allowance reflected the prospective ability of FCB to utilize the benefit of ISB’s state net economic losses following the merger.

Table 13

ANALYSIS OF CAPITAL ADEQUACY

	December 31			Regulatory Minimum
	2010	2009	2008
	(dollars in thousands)
First Citizens BancShares, Inc.
Tier 1 capital	$1,935,559	$1,752,384	$1,649,675
Tier 2 capital	271,331	295,300	286,318

Total capital	$2,206,890	$2,047,684	$1,935,993

Risk-adjusted assets	$13,021,521	$13,136,815	$12,499,545
Risk-based capital ratios
Tier 1 capital	14.86%	13.34%	13.20%	4.00%
Total capital	16.95%	15.59%	15.49%	8.00%
Tier 1 leverage ratio	9.18%	9.54%	9.88%	3.00%

First-Citizens Bank & Trust Company
Tier 1 capital	$1,522,931	$1,349,972	$1,262,950
Tier 2 capital	231,916	259,416	250,095

Total capital	$1,754,847	$1,609,388	$1,513,045

Risk-adjusted assets	$10,502,859	$11,501,548	$10,006,171
Risk-based capital ratios
Tier 1 capital	14.50%	11.74%	12.62%	4.00%
Total capital	16.71%	13.99%	15.12%	8.00%
Tier 1 leverage ratio	8.40%	8.63%	9.17%	3.00%

IronStone Bank
Tier 1 capital	$321,043	$291,897	$273,637
Tier 2 capital	43,817	42,496	38,250

Total capital	$364,860	$334,393	$311,887

Risk-adjusted assets	$2,456,849	$2,370,704	$2,369,415
Risk-based capital ratios
Tier 1 capital	13.07%	12.31%	11.55%	4.00%
Total capital	14.85%	14.11%	13.16%	8.00%
Tangible equity ratio	11.69%	11.35%	10.71%	3.00%

SHAREHOLDERS’ EQUITY

We continually monitor the capital levels and ratios for BancShares and FCB to ensure that they comfortably exceed the minimum requirements imposed by their respective regulatory authorities, and to ensure that the subsidiary banks’ capital is appropriate given each bank’s growth projection and risk profile. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material effect on the financial statements. Table 13 provides information on capital adequacy for BancShares, FCB and ISB as of December 31, 2010, 2009 and 2008.

BancShares continues to exceed minimum capital standards and the banking subsidiaries remain well-capitalized. During 2010, FCB requested and received regulatory approval to merge with ISB. Under the terms of the merger, which was completed on January 7, 2011, FCB was the surviving entity, although branches of ISB will continue to operate under the name IronStone Bank, which has become a division of FCB. On a proforma basis, FCB will remain well-capitalized following the merger with ISB.

Prior to the merger of FCB and ISB, the sustained growth and operating losses of ISB had required BancShares to infuse significant amounts of capital into ISB to support its balance sheet growth. Infusions totaled $14.0 million in 2010, $40.5 million in 2009 and $45.8 million in 2008. Since ISB was formed in 1997, BancShares has provided $404.3 million in capital. The 2011 merger allows the combined FCB to utilize its well-capitalized position to support lending programs, business development and growth in legacy markets, and future acquisitions.

BancShares is dependent on FCB to cover its operating expenses, fund its debt obligations and pay shareholder dividends. During 2010, FCB declared dividends to BancShares in the amount of $50.4 million, compared to $60.5 million in 2009 and $54.8 million in 2008. At December 31, 2010, based on limitations imposed by North Carolina General Statutes, FCB had the ability to declare dividends totaling $1.27 billion. However, any dividends declared in excess of $616.1 million would have caused FCB to lose its well-capitalized designation.

Tier 2 capital of BancShares and FCB includes qualifying subordinated debt that was issued in 2005 with a scheduled maturity date of September 1, 2015. Beginning in the third quarter of 2010, the amount of this qualifying subordinated debt that is eligible tier 2 capital decreased $25.0 million to $100.0 million since the scheduled maturity date is within 5 years. The amount eligible for tier 2 capital will decrease by $25.0 million each year until the scheduled maturity date. Tier 2 capital is part of total risk-based capital, reflected in Table 13.

The Dodd-Frank Act contains provisions that will eliminate our ability to include $265.0 million of trust preferred securities in tier 1 risk-based capital effective January 1, 2015. BancShares’ trust preferred securities that currently qualify as tier 1 capital will be phased out in equal increments of $88.3 million over a three-year term, beginning in 2013. Based on BancShares’ capital structure as of December 31, 2010, the impact of the reduction of $88.3 million results in a tier 1 leverage capital ratio of 8.76 percent, a tier 1 risk-based capital ratio of 14.19 percent, and a total risk-based capital ratio of 16.27 percent. Elimination of the full $265.0 million of trust preferred securities from the December 31, 2010 capital structure would result in a proforma tier 1 leverage capital ratio of 7.93 percent, a tier 1 risk-based capital ratio of 12.83 percent, and a total risk-based capital ratio of 14.91 percent. Although these are significant decreases, BancShares would continue to remain well-capitalized under current regulatory guidelines. FCB would also remain well-capitalized on a proforma basis.

RISK MANAGEMENT

In the normal course of business, BancShares is exposed to various risks. To manage the major risks that are inherent in the operation of a financial holding company and to provide reasonable assurance that our long-term business objectives will be attained, various policies and risk management processes identify, monitor and manage risk within appropriate ranges. Management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.

Our primary risk exposures are credit, interest rate and liquidity risk. Credit risk is the risk of not collecting the amount of a loan, lease or investment when it is contractually due. Interest rate risk is the potential reduction of net interest income as a result of changes in market interest rates. Liquidity risk is the possible inability to fund obligations to depositors, creditors, investors or borrowers.

Credit Risk

The maintenance of excellent asset quality has historically been one of our key performance measures. Loans and leases not covered by loss share agreements with the FDIC were underwritten in accordance with our credit policies and procedures and are subjected to periodic ongoing reviews. Loans covered by loss share agreements with the FDIC were recorded at fair value at the time of the acquisition and are subjected to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses for the purpose of ensuring compliance with credit policies and to closely monitor asset quality trends. The risk reviews include portfolio analysis by geographic location and horizontal reviews across industry and collateral sectors. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate, and to maintain adequate allowances for loan and lease losses that are inherent in the loan and lease portfolio.

We maintain a well-diversified loan and lease portfolio, and seek to avoid the risk associated with large concentrations within specific geographic areas or industries. The ongoing expansion of our branch network has allowed us to mitigate our historic exposure to geographic risk concentration, particularly within North Carolina and Virginia. Despite our focus on diversification, several characteristics of our loan portfolio subject us to notable risk. These include our concentration of real estate loans, medical-related loans, and the existence of high loan-to-value loans.

We have historically carried a significant concentration of real estate secured loans. We mitigate that exposure through our underwriting policies that principally rely on adequate borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner-occupied. At December 31, 2010, loans secured by real estate not covered by loss share agreements totaled $8.52 billion or 74.3 percent of total loans not covered by loss share agreements compared to $8.34 billion or 71.7 percent at December 31, 2009.

Noncovered loans to borrowers in medical, dental or related fields totaled $3.02 billion as of December 31, 2010 and $2.93 billion as of December 31, 2009, representing 26.3 percent and 25.1 percent of noncovered loans and leases as of the respective dates. The risk on these loans is mitigated through our underwriting policies that emphasize reliance on adequate borrower cash flow rather than underlying collateral value. When we do principally rely on collateral value, we favor financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10 percent of noncovered loans and leases outstanding at December 31, 2010.

In addition to geographic and industry concentrations, we monitor our loan and lease portfolio for other risk characteristics. Among the key indicators of credit risk are loan-to-value ratios, which measure a lender’s exposure as compared to the value of the underlying collateral. Regulatory agencies have established guidelines that define high loan-to-value loans as those real estate loans that exceed 65 percent to 85 percent of the collateral value depending upon the type of collateral. At December 31, 2010, we had $716.9 million or 6.2 percent of noncovered loans and leases that exceeded the loan-to-value ratios recommended by the guidelines compared to $758.3 million or 6.5 percent at December 31, 2009. While we continuously strive to limit our high loan-to-value loans, we believe that the inherent risk within these loans is mitigated by our strict underwriting criteria and the high rate of owner-occupied properties.

Table 14

NONPERFORMING ASSETS

	December 31,
	2010	2009	2008	2007	2006
	(thousands, except ratios)
Nonaccrual loans and leases:
Covered under FDIC loss share agreements	$194,315	$116,446	$—	$—	$—
Not covered under FDIC loss share agreements	78,814	58,417	39,361	13,021	14,882
Other real estate owned:
Covered under FDIC loss share agreements	112,748	93,774	—	—	—
Not covered under FDIC loss share agreements	52,842	40,607	29,956	6,893	6,028
Restructured loans:
Covered under FDIC loss share agreements	56,398	10,013	—	—	—
Not covered under FDIC loss share agreements	64,995	55,025	2,349	—	—

Total nonperforming assets	$560,112	$374,282	$71,666	$19,914	$20,910

Nonperforming assets covered under FDIC loss share agreements	$363,461	$220,233	$—	$—	$—
Nonperforming assets not covered under FDIC loss share agreements	196,651	154,049	71,666	19,914	20,910

Total nonperforming assets	$560,112	$374,282	$71,666	$19,914	$20,910

Accruing loans and leases 90 days or more past due:
Covered under loss share agreements	$302,120	$—	$—	$—	$—
Not covered under loss share agreements	18,501	27,766	22,459	7,124	5,185
Loans and leases at December 31:
Covered under FDIC loss share agreements	2,007,452	1,173,020	—	—	—
Not covered under FDIC loss share agreements	11,480,577	11,664,999	11,649,886	10,888,083	10,060,234
Ratio of nonperforming assets to total loans, leases and other real estate:
Covered under FDIC loss share agreements	17.14%	17.39%	—	—	—
Not covered under FDIC loss share agreements	1.71	1.32	0.61	0.18	0.21
Ratio of nonperforming assets to total loans, leases and other real estate:	4.10	2.89	0.61	0.18	0.21

Interest income that would have been earned on nonperforming loans and leases had they been performing	$18,519	$4,172	$1,275	$1,200	$1,271
Interest income earned on nonperforming loans and leases	9,922	3,746	797	465	226

There were no foreign loans or leases outstanding in any period. Accruing loans and leases 90 days or more past due covered under loss share agreements includes impaired loans acquired from First Regional and SAB that are being accounted for using the accretable yield method.

Nonperforming assets include nonaccrual loans and leases, OREO and restructured loans that are both covered and not covered by FDIC loss share agreements. With the exception of certain residential mortgage loans, the accrual of interest on noncovered loans and leases is discontinued when we deem that collection of additional principal or interest is doubtful. Noncovered loans and leases are returned to accrual status when both principal and interest are current and the asset is determined to be performing in accordance with the terms of the loan instrument. The accrual of interest on certain residential mortgage loans is discontinued when a loan is more than three monthly payments past due, and the accrual of interest resumes when the loan is less than three monthly payments past due. OREO includes foreclosed property and branch facilities that we have closed but not sold. Restructured loans include accruing loans that we have modified in order to enable a financially distressed borrower an opportunity to continue making payments under terms more favorable than we would normally extend. Nonperforming asset balances for the past five years are presented in Table 14.

Nonperforming assets at December 31, 2010 totaled $560.1 million, compared to $374.3 million at December 31, 2009 and $71.7 million at December 31, 2008. As a percentage of total loans, leases and OREO, nonperforming assets represented 4.10 percent, 2.89 percent and 0.61 percent as of December 31, 2010, 2009 and 2008, respectively.

Of the $560.1 million in nonperforming assets at December 31, 2010, $363.5 million are covered by FDIC loss share agreements that provide significant loss protection. The $185.8 million growth in nonperforming assets during 2010 included a $143.2 million increase in nonperforming assets covered by FDIC loss share agreements. Nonperforming assets covered by loss share agreements represent 17.1 percent of total covered assets at December 31, 2010, compared to 17.4 percent at December 31, 2009.

The $42.6 million increase in nonperforming assets not covered by loss share agreements was due to weak economic conditions causing higher levels of loan and lease defaults. Nonaccrual loans not covered by loss share agreements totaled $78.8 million as of December 31, 2010, an increase of $20.4 million over December 31, 2009. OREO not covered by loss share agreements totaled $52.8 million at December 31, 2010, compared to $40.6 million at December 31, 2009. A significant portion of the OREO not covered by loss share agreements related to real estate exposures in the Atlanta, Georgia and southwest Florida markets arising from residential construction activities. Both markets have experienced significant over-development that has resulted in extremely weak sales of new residential units and significant declines in property values. Once acquired, OREO is periodically reviewed to ensure that the fair value of the property supports the carrying value, with write-downs recorded when necessary. OREO is reviewed every 6 months to ensure a current market value. Valuations are based on factors that include appraisals, broker opinions, previous offers received on the property, market conditions and the number of days the property has been on the market. In a market of declining property values, which we have experienced during 2010 and 2009, appraisals normally do not provide the most current market value. Therefore, additional resources are used in an attempt to obtain the most current market value.

Restructured loans not covered by loss share agreements equaled $65.0 million and $55.0 million at December 31, 2010 and 2009, respectively. Total restructured loans (TDRs) as of December 31, 2010 were $175.5 million, $121.4 million of which are accruing and $54.1 million of which are nonaccrual. TDRs result from modifications selectively provided to customers experiencing cash flow difficulties in an effort to assist them in remaining current on their debt obligations. Typical modifications we have made include short-term deferral of interest or modification of payment terms, but do not include reduction of interest rates or forgiveness of principal.

We continue to closely monitor past due and other potential problem loans to identify loans that should be classified as impaired or nonaccrual. For loans associated with the FDIC-assisted transactions, we anticipate that credit costs could increase in 2011 due to the high level of nonperforming assets and the generally weaker condition of the acquired loans since acquisition. To the extent that those costs are recoverable under the loss share agreements, there will be a corresponding credit to noninterest income for the estimated amount to be reimbursed from the FDIC under the loss share agreements. For loans not covered under loss share agreements, we anticipate some moderation of credit costs during 2011 as economic conditions stabilize.

The allowance for loan and lease losses reflects the estimated losses resulting from the inability of our customers to make required payments. In calculating the allowance, we employ a variety of modeling and estimation tools for measuring credit risk. Generally, loans and leases to commercial customers are evaluated individually and assigned a credit grade, while consumer loans are evaluated collectively. The individual credit grades for commercial loans are assigned based upon factors such as the borrower’s cash flow, the value of any underlying collateral and the strength of any guarantee. Relying on historical data of credit grade losses and migration patterns among credit grades, we calculate a loss estimate for each credit grade. As loans to borrowers experiencing financial stress are moved to higher-risk credit grades, increased allowances are assigned to that exposure. Since acquired loans are recorded at fair value as of the acquisition date, allowances are only recorded for post-acquisition credit quality deterioration.

Groups of consumer loans are aggregated over their remaining estimated behavioral lives and probable loss projections for each period become the basis for the allowance amount. The loss projections are based on historical losses, delinquency patterns and various other credit risk indicators. During 2010, based on deepening economic weaknesses indicated by higher unemployment and personal bankruptcy rates, we increased loss estimates for our closed-end consumer loans.

When needed, we also establish specific allowances for certain impaired loans. Impaired loans include restructured loans and nonaccrual commercial purpose loans. The allowance for impaired loans is the difference between carrying value and the estimated collateral value or the present value of anticipated cash flows. On impaired loans for which we expect repayment from the customer, the allowance is determined using the present value of expected cash flows. On impaired loans for which repayment from the customer is not anticipated, we rely on the estimated collateral liquidation value to determine the allowance.

The allowance for loan and lease losses also includes a nonspecific component for risks beyond those factors specific to a particular loan, group of loans, or identified by commercial loan credit grade migration analysis. This nonspecific allowance is based upon factors such as trends in economic conditions in the markets in which we operate, conditions in specific industries where we have a loan concentration, changes in the size and mix of the overall loan portfolio, the growth in the overall loan portfolio and other judgmental factors. As of December 31, 2010, the nonspecific portion of the allowance equaled $13.9 million or 6.1 percent. This compares to $12.1 million or 7.0 percent of the total allowance for loan and lease losses as of December 31, 2009.

At December 31, 2010, the allowance for loan and lease losses allocated to noncovered loans totaled $176.5 million or 1.54 percent of loans and leases not covered by loss share agreements, compared to $168.8 million or 1.45 percent at December 31, 2009. The $7.7 million increase was due to deterioration in credit quality within noncovered commercial loans, revolving mortgage loans and closed-end consumer loans. An additional allowance of $51.2 million relates to covered loans at December 31, 2010, established as a result of post-acquisition deterioration in credit quality for certain covered loans. The allowance for covered loans equaled $3.5 million at December 31, 2009.

Management considers the allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at December 31, 2010, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.

The provision for loan and lease losses recorded during 2010 equaled $143.5 million compared to $79.4 million during 2009 and $65.9 million during 2008. Provision expense related to covered loans totaled $86.9 million, compared to $3.5 million during 2009 due to post-acquisition deterioration of loans covered under loss share agreements. The provision for loan and lease losses related to covered loans resulted in adjustments to the FDIC receivable, which are offset by noninterest income. Provision expense related to noncovered loans equaled $56.6 million during 2010, down $19.2 million or 25.3 percent from 2009. The higher provision expense recorded during 2009 primarily resulted from losses and provisions in the commercial, residential construction and certain consumer loan portfolios.

Table 15

ALLOWANCE FOR LOAN AND LEASE LOSSES

	2010	2009	2008	2007	2006
	(thousands, except ratios)
Allowance for loan and lease losses at beginning of period	$172,282	$157,569	$136,974	$132,004	$128,847
Adjustment resulting from adoption of change in accounting for QSPEs and controlling financial interests, effective January 1, 2010	681	—	—	—	—
Provision for loan and lease losses	143,519	79,364	65,926	32,939	21,203
Charge-offs:
Commercial:
Construction and land development	(15,656)	(14,085)	(11,832)	(104)	—
Commercial mortgage	(12,496)	(2,081)	(696)	(49)	(124)
Other commercial real estate	(4,562)	(173)	—	—	—
Commercial and industrial	(22,343)	(17,114)	(13,593)	(13,106)	(10,378)
Lease financing	(1,825)	(1,736)	(1,124)	(3,092)	(1,488)

Total commercial loans	(56,882)	(35,189)	(27,245)	(16,351)	(11,990)
Non-commercial:
Residential mortgage	(1,851)	(1,966)	(1,165)	(194)	(1,717)
Revolving mortgage	(7,640)	(8,390)	(3,249)	(1,363)	(1,475)
Construction and land development	(9,423)	(3,521)	(5,727)	(1,579)	—
Consumer	(19,520)	(20,288)	(12,695)	(13,203)	(9,171)

Total non-commercial loans	(38,434)	(34,165)	(22,836)	(16,339)	(12,363)

Total charge-offs	(95,316)	(69,354)	(50,081)	(32,690)	(24,353)

Recoveries:
Commercial:
Construction and land development	—	517	52	11	—
Commercial mortgage	433	96	55	8	182
Other commercial real estate	—	—	—	—	—
Commercial and industrial	2,605	1,384	1,645	1,282	1,358
Lease financing	254	122	314	170	155

Total commercial loans	3,292	2,119	2,066	1,471	1,695
Non-commercial:
Residential mortgage	89	97	121	261	290
Revolving mortgage	425	182	215	96	182
Construction and land development	81	—	175	10	—
Consumer	2,712	2,305	2,173	2,883	4,140

Total non-commercial loans	3,307	2,584	2,684	3,250	4,612

Total recoveries	6,599	4,703	4,750	4,721	6,307

Net charge-offs	(88,717)	(64,651)	(45,331)	(27,969)	(18,046)

Allowance for loan and lease losses at end of period	$227,765	$172,282	$157,569	$136,974	$132,004

Average loans and leases:
Covered under loss share agreements	$2,227,234	$427,599	$—	$—	$—
Not covered under loss share agreements	11,638,581	11,635,355	11,306,900	10,513,599	9,989,757

Total	$13,865,815	$12,062,954	$11,306,900	$10,513,599	$9,989,757

Loans and leases at period end:
Covered under loss share agreements	$2,007,452	$1,173,020	$—	$—	$—
Not covered under loss share agreements	11,480,577	11,644,999	11,649,886	10,888,083	10,060,234

Total	$13,488,029	$12,818,019	$11,649,886	$10,888,083	$10,060,234

Allowance for loan and lease losses allocated to loans and leases:
Covered under loss share agreements	$51,248	$3,500	$—	$—	$—
Not covered under loss share agreements	176,517	168,782	157,569	136,974	132,004

Total	$227,765	$172,282	$157,569	$136,974	$132,004

Provision for loan and lease losses related to balances:
Covered under loss share agreements	$86,872	$3,500	$—	$—	$—
Not covered under loss share agreements	56,647	75,864	65,926	32,939	21,203

Total	$143,519	$79,364	$65,926	$32,939	$21,203

Net charge-offs of loans and leases:
Covered under loss share agreements	$39,124	$—	$—	$—	$—
Not covered under loss share agreements	49,593	64,651	45,331	27,969	18,046

Total	$88,717	$64,651	$45,331	$27,969	$18,046

Reserve for unfunded commitments	$7,246	$7,130	$7,176	$7,297	$6,642
Ratios:
Net charge-offs to average loans and leases:
Covered under loss share agreements	1.76%	—	—	—	—
Not covered under loss share agreements	0.43	0.56	0.40	0.27	0.18
Total	0.64	0.54	0.40	0.27	0.18
Allowance for loan and lease losses to total loans and leases:
Covered under loss share agreements	2.55	0.30	—	—	—
Not covered under loss share agreements	1.54	1.45	1.35	1.25	1.28
Total	1.69	1.34	1.35	1.25	1.28

All information presented in this table relates to domestic loans and leases as BancShares makes no foreign loans and leases.

Exclusive of losses related to covered loans, net charge-offs for 2010, 2009 and 2008 totaled $49.6 million, $64.7 million, and $45.3 million, respectively. The surge in net charge-offs during 2009 resulted from high losses on residential construction loans. Net charge-offs of noncovered loans represented 0.43 percent of average noncovered loans and leases during 2010 compared to 0.56 percent during 2009 and 0.40 percent during 2008. Net charge-offs of covered loans equaled $39.1 million during 2010, equal to 1.76 percent of average covered loans. No covered loan charge-offs were recorded during 2009.

Table 15 provides details concerning the allowance for loan and lease losses for the past five years. Table 16 details the allocation of the allowance for loan and lease losses among the various loan types. The process used to allocate the allowance considers, among other factors, whether the borrower is a retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement.

Table 16

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	December 31
	2010		2009		2008		2007		2006
	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans
	(dollars in thousands)
Allowance for loan and lease losses allocated to:
Noncovered loans and leases
Commercial:
Construction and land development	$10,512	2.51%	$4,572	2.85%	$9,822	4.68%	$7,439	5.55%	$7,294	5.95%
Commercial mortgage	64,772	35.13	52,590	35.52	43,222	37.06	35,760	36.31	38,463	36.27
Other commercial real estate	2,200	1.11	5,366	1.23	5,231	1.28	2,323	1.33	2,145	1.61
Commercial and industrial	17,689	13.39	21,059	14.31	19,396	16.09	18,743	15.57	19,846	14.86
Lease financing	3,384	2.23	4,535	2.58	5,091	3.02	4,649	3.11	3,562	2.87
Other	1,473	1.35	1,333	1.52	632	0.85	412	0.78	723	0.63

Total commercial	100,030	55.72	89,455	58.01	83,394	62.98	69,326	62.65	72,033	62.19

Non-commercial:
Residential mortgage	7,009	6.52	8,213	6.74	8,006	8.23	7,011	9.39	6,954	9.98
Revolving mortgage	18,016	16.56	17,389	16.75	16,321	16.31	14,235	13.63	15,925	12.91
Construction and land development	1,751	1.43	3,709	2.01	2,626	1.96	2,479	1.85	2,057	1.68
Consumer	35,848	4.89	37,944	7.34	35,545	10.52	32,425	12.48	29,896	13.24

Total noncommercial	62,624	29.40	67,255	32.85	62,498	37.02	56,150	37.35	54,832	37.81

Nonspecific	13,863		12,072		11,677		11,498		5,139

Total allowance for noncovered loan and lease losses	176,517	85.12	168,782	90.85	157,569	100.00	136,974	100.00	132,004	100.00

Covered loans	51,248	14.88	3,500	9.15	—	—	—	—	—	—

Total allowance for loan and lease losses	$227,765	100.00%	$172,282	100.00%	$157,569	100.00%	$136,974	100.00%	$132,004	100.00%

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

We assess our interest rate risk by simulating future amounts of net interest income using various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Due to the existence of contractual floors, competitive pressures that constrain our ability to reduce interest rates, and the extraordinarily low current level of interest rates, it is highly unlikely that the rates on most interest-earning assets and interest-bearing liabilities can decline from current levels. In our simulations, we do not calculate rate shocks, rate ramps, or market value of equity for declining rate scenarios, and assume that the prime interest rate will not move below the December 31, 2010 rate of 3.25 percent. Table 17 provides the impact on net interest income resulting from various interest rate scenarios as of December 31, 2010 and 2009.

Table 17

INTEREST RATE RISK ANALYSIS

	Favorable (unfavorable) impact on net interest income compared to stable rate scenario over the 12-month period following:
Assumed rate change	December 31, 2010	December 31, 2009
Most likely	0.00%	(0.05)%
Immediate 200 basis point increase	6.53%	4.00%
Gradual 200 basis point increase	2.69%	0.83%

The market value of equity measures the degree to which the market values of our assets and liabilities will change given a specific degree of movement in interest rates. Our calculation methodology for the market value of equity utilizes a 200-basis point parallel rate shock. As of December 31, 2010, the market value of equity calculated with a 200-basis point immediate increase in interest rates equals 7.34 percent of assets, down from 8.59 percent when calculated with stable rates. The estimated amounts for the market value of equity are highly influenced by the relatively longer maturity of the commercial loan component of interest-earning assets when compared to the shorter term maturity characteristics of interest-bearing liabilities.

The maturity distribution and repricing opportunities of interest-earning assets and interest-bearing liabilities have a significant impact on our interest rate risk. Our strategy is to reduce overall interest rate risk by maintaining relatively short maturities. Table 18 provides loan maturity distribution and information regarding the sensitivity of loans and leases to changes in interest rates. Table 6 includes maturity information for our investment securities. Table 8 displays maturity information for time deposits with balances in excess of $100,000.

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk. However, during the second quarter of 2006, in conjunction with the issuance of $115.0 million in trust preferred securities by FCB/NC Capital Trust III, we entered into an interest rate swap to synthetically convert the variable rate coupon to a fixed rate of 7.125 percent for a period of five years. The interest rate swap is effective from June 2006 to June 2011. During 2009, we entered into a second interest rate swap covering the period from June 2011 to June 2016 at a fixed interest rate of 5.50 percent. Both of the interest rate swaps qualify as cash flow hedges under US GAAP. The derivatives are valued each quarter, and changes in fair value are recorded on the consolidated balance sheet with an offset to other comprehensive income for the effective portion and an offset to the consolidated statements of income for any ineffective portion. The determination of effectiveness is made under the long-haul method. If we elected to redeem all or a portion of the trust preferred securities prior to June 2016 due to the Dodd-Frank Act provisions related to capital treatment of trust preferred securities issued by FCB/NC Capital Trust III and did not simultaneously terminate the swap, the accounting for the then outstanding interest rate swap would be affected as the swap would no longer qualify as a cash flow hedge. The early termination of the interest rate swap could include the payment of an early termination fee.

Liquidity Risk

Liquidity risk results from the mismatching of asset and liability cash flows and the potential inability to secure adequate amounts of funding from traditional sources of liquidity. We manage this risk by structuring our balance sheet prudently and by maintaining various borrowing resources to fund potential cash needs. We have historically maintained a strong focus on liquidity, and have traditionally relied on our deposit base as the primary liquidity source. Short-term borrowings resulting from commercial treasury customers are also a recurring source of liquidity, although most of those borrowings must be collateralized thereby restricting the use of the resulting liquidity. Through our deposit and treasury product pricing strategies, we have the ability to stimulate or curtail liability growth.

Exclusive of deposits assumed in the FDIC-assisted transactions, deposits increased during 2010 and 2009 due to an improved domestic savings rate, a desire by customers to seek safety from uncertain investment instruments, and our efforts to build additional liquidity for our acquisition transactions. While deposits have continued to grow despite low interest rates, lower rates have caused a decline in treasury services balances.

We occasionally initiate borrowings from the Federal Home Loan Bank of Atlanta as an alternative source of liquidity, and to assist in matching the maturities of longer dated interest-earning assets. At December 31, 2010, we had sufficient collateral pledged to provide access to $1.32 billion of additional borrowings. Additionally, we maintain federal funds lines of credit and other borrowing facilities. At December 31, 2010, we had access to $550.0 million in unfunded borrowings through various sources.

Once we have satisfied our loan demand and other funding needs, residual liquidity is invested in overnight investment and investment securities available for sale. Net of amounts pledged for various purposes, the amount of such immediately available balance sheet liquidity approximated $2.73 billion at December 31, 2010 compared to $1.32 billion at December 31, 2009. We expect that the January 2011 FDIC-assisted transaction of UWB will reduce our immediately available balance sheet liquidity by approximately $500 million over the course of 2011.

Table 18

LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

	At December 31, 2010, maturing
	Within One Year	One to Five Years	After Five Years	Total
	(thousands)
Loans and leases:
Secured by real estate	$2,646,267	$4,901,495	$2,850,651	$10,398,413
Commercial and industrial	519,558	817,492	527,069	1,864,119
Other	341,828	802,113	81,556	1,225,497

Total loans and leases	$3,507,653	$6,521,100	$3,459,276	$13,488,029

Loans covered under loss share agreements	$514,293	$943,489	$549,670	$2,007,452
Loans not covered under loss share agreements	2,993,360	5,577,611	2,909,606	11,480,577

Total loans and leases	$3,507,653	$6,521,100	$3,459,276	$13,488,029

Loans maturing after one year with:
Fixed interest rates		$5,063,516	$2,947,087	$8,010,603
Floating or adjustable rates		1,457,584	512,189	1,969,773

Total		$6,521,100	$3,459,276	$9,980,376

SEGMENT REPORTING

Prior to the merger of FCB and ISB on January 7, 2011, BancShares conducted its banking operations through its two banking subsidiaries. For the immediate future, we have retained our existing segment reporting structure. Although FCB and ISB offered similar products and services to customers, each entity operated in distinct geographic markets and had separate management groups, with the exception of California, Washington and Florida where both operated as a result of the FDIC-assisted transactions. We monitored growth and financial results in each institution separately and, within each institution, by geographic segregation.

In contrast to the rapid growth during 2010 and 2009 that resulted from the FDIC-assisted transactions, the majority of FCB’s historic growth and expansion has been accomplished on a de novo basis. Since ISB began operations in 1997, it has also focused on de novo growth. However, due to the rapid pace of its growth and the number of branch offices that had yet to attain sufficient size to achieve profitability, the financial results and trends of ISB prior to 2010 were suboptimal. Each new market ISB entered created additional operating costs that were typically not fully offset by operating revenues until three to five years of operation. Losses incurred since ISB’s inception totaled $82.4 million, due not only to the rapid rate of expansion but also to significant credit costs incurred during the last several years, primarily resulting from its residential construction lending portfolio.

IronStone Bank

At December 31, 2010, ISB operated 58 facilities in twelve states. ISB’s expansion slowed during 2009, and no new branches were opened in 2010. ISB’s business model for new markets was based on two principles. First, recruit and hire experienced bankers in the desired markets who are focused on delivering high quality customer service while maintaining strong asset quality. Second, establish attractive and accessible branch facilities. While these were costly goals, they were critical to establishing a solid foundation for future success in new markets.

ISB’s total assets increased 6.7 percent from $2.57 billion at December 31, 2009 to $2.75 billion at December 31, 2010. ISB’s total assets represented 13.2 percent of consolidated assets at December 31, 2010 compared to 13.9 percent at December 31, 2009.

Net income equaled $2.5 million during 2010 compared to a net loss of $21.3 million during 2009 and a net loss of $28.9 million in 2008. The $23.8 million improvement in net income during 2010 resulted from higher net interest income, lower provision for loan and lease losses and higher noninterest income.

Net interest income increased $15.3 million or 19.3 percent during 2010 due to an improved net yield on interest-earning assets. Loans and leases increased $75.2 million or 3.4 percent from $2.19 billion at December 31, 2009 to $2.27 billion at December 31, 2010.

The provision for loan and lease losses decreased $15.5 million during 2010 compared to 2009. This decrease is due to lower net charge-offs in 2010 and widespread credit downgrades during 2009 in the residential construction loan portfolio. Net charge-offs decreased from $29.6 million during 2009 to $17.1 million in 2010, a 42.4 percent decrease. The ratio of net charge-offs to average loans and leases outstanding equaled 0.78 percent for 2010, compared to 1.38 percent in 2009.

Noninterest income grew $2.6 million or 19.5 percent during 2010, the result of higher cardholder and merchant services income and gains on securities transactions. Cardholder and merchant services income increased $1.5 million or 18.9 percent as merchant discount and Visa Check interchange fees increased. Gains on securities transactions totaled $1.2 million in 2010. No securities transactions occurred during 2009.

Noninterest expense decreased $2.1 million, or 2.3 percent, during 2010, the result of a reduction of $3.0 million, or 44.7 percent, in foreclosure-related costs. Neuse, Incorporated, a wholly-owned subsidiary of BancShares that acquired certain parcels of OREO from ISB during 2009 and 2010, incurred $4.2 million of foreclosure-related costs in 2010, up from only $15,000 in 2009. FDIC deposit insurance expense decreased $881,000 or 19.7 percent when compared to 2009. These decreases were partially offset by a $2.0 million or 6.5 percent increase in salary expense.

First-Citizens Bank & Trust Company

At December 31, 2010, FCB operated 377 branches in eight states and the District of Columbia. The 2010 FDIC-assisted transactions added locations in southern California and Florida.

FCB’s total assets increased from $15.79 billion at December 31, 2009 to $17.87 billion at December 31, 2010, an increase of $2.08 billion or 13.2 percent, caused by the 2010 FDIC-assisted transactions and material growth in investment securities. FCB’s total assets represented 85.9 percent and 85.5 percent of consolidated assets at December 31, 2010 and 2009, respectively.

Net income equaled $207.7 million during 2010 compared to $150.8 million during 2009, an increase of $56.9 million or 37.7 percent. The favorable variance in net income is attributable to improved net interest income, partially offset by higher noninterest expense, provision for loan and lease losses and income taxes. Noninterest income increased modestly excluding the impact of acquisition gains and entries arising from post-acquisition adjustments to the FDIC receivable.

Net interest income increased $252.1 million or 56.2 percent during 2010 due to an increase in the net yield on interest-earning assets, driven by a higher level of interest-earning assets and accretion income resulting from large unscheduled payments for acquired loans. Total FCB loans covered under loss share agreements increased $834.4 million in 2010 from $1.17 billion to $2.01 billion. Loans not covered under loss share agreements decreased $239.7 million.

Provision for loan and lease losses increased $79.6 million during 2010 as a result of post-acquisition deterioration of credit on acquired loans. Net charge-offs increased $36.6 million or 104.7 percent from $35.0 million in 2009 to $71.6 million in 2010. The increase is entirely attributable to charge-offs of covered loans, which totaled $39.1 million in 2010. There were no charge-offs of covered loans during 2009. Net charge-offs of noncovered loans during 2010 represented 0.34 percent of average noncovered loans and leases compared to 0.36 percent in 2009.

Noninterest income decreased $2.6 million or 0.65 percent during 2010, due to $29.1 million of charges resulting from various adjustments to the FDIC receivable for loss share agreements. Service charge income declined $4.1 million resulting from changes to overdraft programs resulting from modifications to Regulation E that became effective during the third quarter of 2010. These reductions in noninterest income were partially offset by a $10.7 million increase in cardholder and merchant services income, a $5.3 million increase in wealth advisory services, and securities gains of $1.1 million.

Noninterest expense increased $78.6 million or 13.8 percent during 2010. Costs related to the FDIC-assisted transactions increased $61.9 million during 2010. Total salary expense increased $32.3 million or 13.8 percent during 2010. Foreclosure-related expenses increased $22.9 million during 2010. Equipment expense increased $6.8 million, while occupancy expense increased $6.0 million during 2010. Amortization expense increased $4.3 million during 2010, the result of intangibles recorded for the FDIC-assisted transactions. FDIC deposit insurance expense decreased $5.3 million during 2010, due to a special assessment recorded during 2009.

Table 19

SELECTED QUARTERLY DATA

	2010				2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$272,605	$278,628	$217,435	$200,700	$191,976	$189,690	$176,841	$179,652
Interest expense	44,200	48,688	52,573	49,664	49,575	54,413	59,809	63,847

Net interest income	228,405	229,940	164,862	151,036	142,401	135,277	117,032	115,805
Provision for loan and lease losses	34,890	59,873	31,826	16,930	21,617	18,265	20,759	18,723

Net interest income after provision for loan and lease losses	193,515	170,067	133,036	134,106	120,784	117,012	96,273	97,082
Gains on acquisitions	—	—	—	136,000	—	104,434	—	—
Other noninterest income	51,674	49,969	92,622	75,949	81,490	76,419	71,416	69,692
Noninterest expense	201,799	176,851	181,776	172,950	173,391	164,499	159,120	154,493

Income before income taxes	43,390	43,185	43,882	173,105	28,883	133,366	8,569	12,281
Income taxes	13,305	15,439	15,280	66,494	9,883	50,898	2,369	3,618

Net income	$30,085	$27,746	$28,602	$106,611	$19,000	$82,468	$6,200	$8,663

Net interest income, taxable equivalent	$229,362	$231,006	$165,937	$152,076	$143,446	$136,426	$118,350	$117,225

PER SHARE DATA
Net income	$2.88	$2.66	$2.74	$10.02	$1.82	$7.90	$0.59	$0.83
Cash dividends	0.300	0.300	0.300	0.300	0.300	0.300	0.300	0.300
Market price at period end (Class A)	189.05	185.27	192.33	198.76	164.01	159.10	133.65	131.80
Book value at period end	166.08	164.67	162.28	159.91	149.42	145.16	137.45	137.65
Tangible book value at period end	155.30	153.74	151.21	148.68	138.98	134.66	127.32	127.48

SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$21,139,117	$21,164,235	$21,222,673	$19,957,379	$18,386,775	$17,892,599	$17,309,656	$16,945,383
Investment securities	3,950,121	3,810,057	3,732,320	3,060,237	3,134,971	3,596,422	3,578,604	3,246,898
Loans and leases (covered and noncovered)	13,641,062	13,917,278	14,202,809	13,789,081	12,877,150	12,078,390	11,621,450	11,659,873
Interest-earning assets	18,739,336	18,605,131	18,778,108	17,507,787	16,319,611	15,862,964	15,725,319	15,373,383
Deposits	17,870,665	17,823,807	17,881,444	16,576,039	15,291,720	14,792,449	14,316,103	13,897,701
Interest-bearing liabilities	15,304,108	15,433,653	15,598,726	14,681,127	13,467,532	13,137,412	12,840,612	12,596,452
Long-term obligations	825,671	914,938	921,859	964,944	795,646	810,049	734,042	733,087
Shareholders’ equity	$1,742,740	$1,705,005	$1,679,837	$1,593,072	1,535,828	1,457,599	1,433,427	1,438,109
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

SELECTED QUARTER-END BALANCES
Total assets	$20,806,659	$21,049,291	$21,105,769	$21,215,692	$18,466,063	$18,512,878	$17,317,880	$17,214,265
Investment securities	4,512,608	3,789,486	3,771,861	3,378,482	2,932,765	3,287,309	3,749,525	3,324,770
Loans and leases:
Covered under loss share agreements	2,007,452	2,222,660	2,367,090	2,602,261	1,173,020	1,257,478	—	—
Not covered under loss share agreements	11,480,577	11,545,309	11,622,494	11,640,041	11,644,999	11,520,683	11,638,965	11,497,079
Interest-earning assets	18,487,960	16,383,953	16,131,251	15,888,085	16,541,425	16,389,427	15,618,157	15,582,477
Deposits	17,635,266	17,743,028	17,787,241	17,843,827	15,337,567	15,348,955	14,358,149	14,229,548
Interest-bearing liabilities	15,015,446	15,355,501	15,517,559	15,597,533	13,561,924	13,532,833	12,719,311	12,827,449
Long-term obligations	809,949	905,146	918,930	922,207	797,366	813,950	735,803	733,056
Shareholders’ equity	1,732,962	1,718,203	1,693,309	1,668,592	1,559,115	1,514,684	1,434,213	1,436,277
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.56%	0.52%	0.54%	2.12	0.41%	1.83%	0.14%	0.21%
Rate of return on average shareholders’ equity (annualized)	6.91	6.46	6.83	26.62	4.92	22.45	1.73	2.44
Net yield on interest-earning assets (taxable equivalent)	4.86	4.93	3.54	3.52	3.49	3.41	3.02	3.09
Allowance for loan and lease losses to total loans and leases:
Covered by loss share agreements	2.55	1.97	0.68	0.26	0.30	—	—	—
Not covered by loss share agreements	1.54	1.51	1.48	1.46	1.45	1.43	1.41	1.39
Nonperforming assets to total loans and leases and other real estate at period end:
Covered by loss share agreements	17.14	18.51	13.94	9.50	17.39	15.08	—	—
Not covered by loss share agreements	1.71	1.60	1.36	1.37	1.32	0.92	0.89	0.85
Tier 1 risk-based capital ratio	14.86	14.38	14.26	13.81	13.34	13.33	13.30	13.29
Total risk-based capital ratio	16.95	16.45	16.33	16.04	15.59	15.58	15.59	15.57
Leverage capital ratio	9.18	9.04	8.90	9.34	9.54	9.73	9.68	9.83
Dividend payout ratio	10.42	11.28	10.95	2.99	16.48	3.80	50.85	36.14
Average loans and leases to average deposits	76.33	78.08	79.43	83.19	84.21	81.65	81.18	83.90

Loans held for sale are not covered under loss share agreements.

Average loan and lease balances include nonaccrual loans and leases.

FOURTH QUARTER ANALYSIS

For the quarter ending December 31, 2010, BancShares reported net income of $30.1 million, compared to $19.0 million for the corresponding period of 2009. Improved earnings during the fourth quarter 2010 resulted from significantly higher net interest income, a result of the favorable impact of the FDIC-assisted transactions completed during 2010 and 2009, and reduced noncovered provision for loan and lease losses. Noninterest expense increased due to operating costs related to the FDIC-assisted transactions and foreclosure-related expenses.

Per share income for the fourth quarter 2010 totaled $2.88, compared to $1.82 for the same period a year ago. The annualized return on average assets equaled 0.56 percent for the fourth quarter of 2010, compared to 0.41 percent for the fourth quarter of 2009. The annualized return on average equity was 6.91 percent during the current quarter, compared to 4.92 percent for the same period of 2009.

Net interest income increased $86.0 million, or 60.4 percent, during the fourth quarter of 2010 due to an increase in interest-earning assets and the accretion of fair value discounts. Large unscheduled loan payments and other adjustments recorded during the fourth quarter 2010 resulted in $66.2 million of fair value discount accretion, which increased interest income. The favorable interest income adjustments were partially offset by a corresponding $56.6 million reduction in the FDIC receivable, recorded as a reduction in noninterest income. The taxable-equivalent net yield on interest-earning assets improved 137 basis points when compared to the fourth quarter of 2009. The increase in net yield was primarily due to the favorable impact of acquired loans and assumed deposits, including the impact of fair value discounts accreted into income during the fourth quarter of 2010.

Interest-earning assets averaged $18.74 billion during the fourth quarter of 2010. Average loans and leases increased $763.9 million, or 5.9 percent, since the fourth quarter of 2009 due to acquisition activity. Average investment securities grew $815.2 million, or 26.0 percent, principally resulting from strong deposit growth within the legacy branch network well in excess of loan demand.

Average interest-bearing liabilities increased $1.84 billion, or 13.6 percent, during the fourth quarter of 2010, due to higher levels of deposits. The rate on interest-bearing liabilities decreased 31 basis points from 1.46 percent during the fourth quarter of 2009 to 1.15 percent during the fourth quarter of 2010, as market interest rates continued to contract.

The provision for loan and lease losses equaled $34.9 million during the fourth quarter of 2010, a $13.3 million increase from the same period of 2009, due to a $20.9 million increase in the amount recognized for post-acquisition deterioration of acquired loans covered by FDIC loss share agreements. The unfavorable provision for loan and lease losses for acquired loans was partially offset by a $16.6 million increase in the FDIC receivable, recorded as an increase in noninterest income. Net charge-offs on noncovered loans during the fourth quarter of 2010 equaled $9.0 million, compared to $14.6 million during the fourth quarter of 2009. The annualized ratio of noncovered net charge-offs to average noncovered loans and leases equaled 0.31 percent during the fourth quarter of 2010, versus 0.50 percent during the same period of 2009. Net charge-offs resulting from post-acquisition deterioration of covered loans equaled $16.2 million during the fourth quarter of 2010, which, on an annualized basis, represented 3.06 percent of average covered loans. No covered loan charge-offs were recorded during the fourth quarter of 2009.

Total noninterest income declined $29.8 million, or 36.6 percent, from the fourth quarter of 2009, due primarily to $29.1 million of net charges resulting from adjustments to the FDIC receivable for assets covered by loss share agreements. The adjustments to the FDIC receivable includes reductions resulting from large unscheduled acquired loan payments and other acquired loan adjustments, partially offset by increases resulting from post-acquisition deterioration of acquired loans. Cardholder and merchant services income increased $2.8 million, or 11.6 percent, during the fourth quarter of 2010 as a result of higher transaction volume. Due to changes in regulations governing deposit account overdrafts that became effective in mid-August, deposit service charges declined $3.3 million, or 16.1 percent, during the fourth quarter versus the fourth quarter of 2009.

Noninterest expense equaled $201.8 million during the fourth quarter of 2010, up $28.4 million, or 16.4 percent, $13.0 million of which resulted from the FDIC-assisted transactions. Salary expense increased $7.6 million, or 11.1 percent, due to higher head count and merit increases. Occupancy expense and collection expenses increased due to the FDIC-assisted transactions, while equipment costs increased as a result of higher hardware and software expenses. Growth in transaction volume caused cardholder and merchant processing expense to increase. These increases were partially offset by reduced foreclosure-related costs and employee benefits expense.

Table 19 provides quarterly information for each of the quarters in 2010 and 2009. Table 20 analyzes the components of changes in net interest income between the fourth quarter of 2010 and 2009.

Table 20

CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS—FOURTH QUARTER

	2010			2009			Increase (decrease) due to:
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(dollars in thousands)
Assets
Loans and leases	$13,641,062	$260,734	7.58%	$12,877,150	$177,375	5.46%	$12,531	$70,828	$83,359
Investment securities:
U. S. Government	3,287,083	8,230	1.00	2,475,460	11,514	1.85	2,912	(6,196)	(3,284)
Residential mortgage-backed securities	155,019	3,740	9.57	131,930	1,101	3.31	375	2,264	2,639
Corporate bonds	487,733	15	0.01	488,967	2,220	1.80	(2)	(2,203)	(2,205)
State, county and municipal	1,280	21	6.51	8,637	140	6.43	(120)	1	(119)
Other	19,006	68	1.42	29,977	472	6.25	(106)	(298)	(404)

Total investment securities	3,950,121	12,074	1.22	3,134,971	15,447	1.96	3,059	(6,432)	(3,373)
Overnight investments	1,148,153	755	0.26	307,490	198	0.26	554	3	557

Total interest-earning assets	$18,739,336	$273,563	5.79%	$16,319,611	$193,020	4.69%	$16,144	$64,399	$80,543

Liabilities
Deposits:
Checking With Interest	$1,922,961	$517	0.11%	$1,657,758	$518	0.12%	$60	$(61)	$(1)
Savings	763,110	325	0.17	641,726	199	0.12	41	85	126
Money market accounts	5,048,513	5,992	0.47	4,117,466	6,218	0.60	1,266	(1,492)	(226)
Time deposits	6,152,921	26,068	1.68	5,603,112	31,414	2.22	2,678	(8,024)	(5,346)

Total interest-bearing deposits	13,887,505	32,902	0.94	12,020,062	38,349	1.27	4,045	(9,492)	(5,447)
Short-term borrowings	590,932	3,051	2.05	651,824	1,300	0.79	(220)	1,971	1,751
Long-term obligations	825,671	8,248	3.96	795,646	9,925	4.95	342	(2,019)	(1,677)

Total interest-bearing liabilities	$15,304,108	$44,201	1.15%	$13,467,532	$49,574	1.46%	$4,167	$(9,540)	$(5,373)

Interest rate spread			4.64%			3.23%

Net interest income and net yield on interest-earning assets		$229,362	4.86%		$143,446	3.49%	$11,977	$73,939	$85,916

Average loans and leases includes nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35.0 percent and a state income tax rate of 6.9 percent for each period.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Table 21 identifies significant obligations and commitments as of December 31, 2010.

Table 21

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

	Payments due by period
Type of obligation	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
	(thousands)
Contractual obligations:
Deposits	$16,178,335	$1,156,677	$293,542	$6,712	$17,635,266
Short-term borrowings	546,597	—	—	—	546,597
Long-term obligations	71,691	122,192	209,039	407,027	809,949
Operating leases	19,354	27,596	16,478	51,744	115,172
Estimated payment to FDIC due to claw-back provisions under loss share agreements	—	—	—	67,219	67,219

Total contractual obligations	$16,815,977	$1,306,465	$519,059	$532,702	$19,174,203

Commitments:
Loan commitments	$1,151,964	$1,299,350	$187,505	$2,725,632	$5,364,451
Standby letters of credit	40,132	17,231	13,392	—	70,755
Affordable housing partnerships	3,795	1,550	—	—	5,345

Total commitments	$1,195,891	$1,318,131	$200,897	$2,725,632	$5,440,551

CURRENT ACCOUNTING AND REGULATORY ISSUES

Beginning with the first annual reporting period after November 15, 2009, the concept of a qualifying special purpose entity (QSPE) is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with applicable consolidation guidance. If the evaluation results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. In addition, an enterprise is required to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity (VIE). This change is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets and VIE’s. In 2005, FCB securitized and sold approximately $250.0 million of revolving mortgage loans through the use of a QSPE. This QSPE was determined to be a VIE for which BancShares is now obligated to recognize the underlying assets and liabilities in the consolidated financial statements. The assets and liabilities were recorded in the first quarter of 2010 with an increase in loans of $97.3 million, an increase in debt of $86.9 million, removal of the carrying value of the residual interest strip in the amount of $1.3 million, recognition of $3.2 million in deferred tax liability, increase in the allowance for loan and lease losses of $681,000, decrease to the servicing asset for $304,000 and an adjustment to beginning retained earnings for $4.9 million.

Beginning January 1, 2010, new accounting guidance requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the balance sheet and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in level 3 of the fair value hierarchy will be required beginning January 1, 2011. The remaining disclosure requirements and clarifications became effective on January 1, 2010 and are included in Note K—Estimated Fair Values.

In July, 2010, the FASB issued Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss (ASU 2010-20). In an effort to provide financial statement users with greater transparency about the allowance for loan and lease losses, ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in the portfolio and how risk is analyzed and assessed in determining the amount of the allowance. Changes in the allowance will also require disclosure. The end-of-period disclosures are effective for BancShares on December 31, 2010 with the exception of disclosures related to troubled debt restructurings, which become effective for interim and annual periods ending after June 15, 2011. The disclosures related to activity during a period are effective during 2011. The provisions of ASU 2010-20 have affected disclosures regarding the allowance for loan and lease losses, but will have no material impact on financial condition, results of operations or liquidity.

In December 2010, the FASB issued Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). This update modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The provisions of ASU 2010-28 will be effective beginning January 1, 2011 and are not expected to have a material impact on financial condition, results of operations or liquidity.

The enactment of the Dodd-Frank Act will result in expansive changes in many areas affecting the financial services industry in general and BancShares in particular. The legislation provides broad economic oversight, consumer financial services protection, investor protection, rating agency reform and derivative regulatory reform. Various corporate governance requirements will result in expanded proxy disclosures and shareholder rights. Additional provisions address the mortgage industry in an effort to strengthen lending practices. Deposit insurance reform will result in permanent FDIC protection for up to $250,000 of deposits and will require the FDIC’s Deposit Insurance Fund to maintain 1.35 percent of insured deposits with the burden for closing the shortfall falling to banks with more than $10.0 billion in assets. The legislation also imposes new regulatory capital requirements for banks that will result in the disallowance of qualified trust preferred securities as tier 1 capital beginning in 2013. This legislation requires the reduction in tier 1 capital by the amount of qualified trust preferred securities in equal increments over a three year period beginning in 2013. BancShares has $265.0 million in trust preferred securities that is currently outstanding and included as tier 1 capital. Another provision of the legislation gives the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10.0 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. This provision may have a negative impact on our ability to maintain noninterest income at the same rate as prior periods resulting in a negative impact on our results of operations.

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

Management’s Annual Report on Internal Control over Financial Reporting is included on page 57 of this Report. The report of BancShares’ independent registered public accounting firm regarding BancShares’ internal control over financial reporting is included on page 58 of this Report.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions and non-traditional financial service providers in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions that affect our loan portfolio, the abilities of our borrowers to repay their loans, the values of real estate and other loan collateral, and other developments or changes in our business that we do not expect.

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

As permitted by guidance provided by the staff of the U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2010 has excluded First Regional Bank (FRB) and Sun American Bank (SAB), which were acquired in January 2010 and March 2010, respectively. FRB and SAB constituted 8.5 percent and 1.7 percent of consolidated revenue (total interest income and total noninterest income, excluding the related gains on acquisitions) for the year ended December 31, 2010, respectively, and 5.9 percent and 1.8 percent of consolidated total assets as of December 31, 2010, respectively.

BancShares’ management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of December 31, 2010, the company’s internal control over financial reporting is effective based on those criteria.

BancShares’ independent registered public accounting firm has issued an audit report on the company’s internal control over financial reporting. This report appears on page 58.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

First Citizens BancShares, Inc.

We have audited First Citizens BancShares, Inc. and subsidiaries’ (BancShares) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. BancShares’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on BancShares’ internal control over financial reporting based on our audit.

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

As described in Management’s Annual Report on Internal Controls Over Financial Reporting, management has excluded First Regional Bank (FRB) and Sun American Bank (SAB) from its assessment of internal controls over financial reporting as of December 31, 2010 because they were acquired by the Company in January 2010 and March 2010, respectively. We have also excluded FRB and SAB from the scope of our audit of internal control over financial reporting. FRB and SAB were acquired by First-Citizens Bank & Trust Company, a wholly-owned subsidiary of BancShares. FRB and SAB constituted 8.5% and 1.7% of consolidated revenue (total interest income and total noninterest income, excluding the related gains on acquisitions) for the year ended December 31, 2010, respectively, and 5.9% and 1.8% of consolidated total assets as of December 31, 2010, respectively.

In our opinion, BancShares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of BancShares as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011, expressed an unqualified opinion on those consolidated financial statements. Our report refers to the fact that effective January 1, 2010, the Company adopted the amended consolidation accounting guidance, which resulted in the consolidation of certain asset securitizations, and, effective January 1, 2009, the Company adopted the amended accounting and reporting guidance for business combinations.

Charlotte, North Carolina

February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

First Citizens BancShares, Inc.

We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and subsidiaries (BancShares) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of BancShares’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancShares as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, effective January 1, 2010, the Company adopted the amended consolidation accounting guidance, which resulted in the consolidation of certain asset securitizations, and, effective January 1, 2009, the Company adopted the amended accounting and reporting guidance for business combinations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BancShares’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2011, expressed an unqualified opinion on the effectiveness of BancShares’ internal control over financial reporting. Our report on internal control over financial reporting refers to the fact that we excluded from the scope of our audit of internal control over financial reporting First Regional Bank and Sun American Bank, which were acquired by the Company in January 2010 and March 2010, respectively.

Charlotte, North Carolina

February 28, 2011

Consolidated Balance Sheets

First Citizens BancShares, Inc. and Subsidiaries

	December 31
	2010	2009
	(thousands, except share data)
ASSETS
Cash and due from banks	$460,178	$480,242
Overnight investments	398,390	723,260
Investment securities available for sale (cost of $4,486,881 in 2010 and $2,893,393 in 2009)	4,510,076	2,929,162
Investment securities held to maturity (fair value of $2,741 in 2010 and $3,834 in 2009)	2,532	3,603
Loans held for sale	88,933	67,381
Loans and leases:
Covered under loss share agreements	2,007,452	1,173,020
Not covered under loss share agreements	11,480,577	11,644,999
Less allowance for loan and lease losses	227,765	172,282

Net loans and leases	13,260,264	12,645,737
Premises and equipment	842,745	837,082
Other real estate owned:
Covered under loss share agreements	112,748	93,774
Not covered under loss share agreements	52,842	40,607
Income earned not collected	83,644	60,684
Receivable from FDIC for loss share agreements	623,261	249,842
Goodwill	102,625	102,625
Other intangible assets	9,897	6,361
Other assets	258,524	225,703

Total assets	$20,806,659	$18,466,063

LIABILITIES
Deposits:
Noninterest-bearing	$3,976,366	$3,215,414
Interest-bearing	13,658,900	12,122,153

Total deposits	17,635,266	15,337,567
Short-term borrowings	546,597	642,405
Long-term obligations	809,949	797,366
Other liabilities	81,885	129,610

Total liabilities	19,073,697	16,906,948
SHAREHOLDERS’ EQUITY
Common stock:
Class A—$1 par value (11,000,000 shares authorized; 8,756,778 shares issued for each period)	8,757	8,757
Class B—$1 par value (2,000,000 shares authorized; 1,677,675 shares issued for each period)	1,678	1,678
Surplus	143,766	143,766
Retained earnings	1,615,290	1,429,863
Accumulated other comprehensive loss	(36,529)	(24,949)

Total shareholders’ equity	1,732,962	1,559,115

Total liabilities and shareholders’ equity	$20,806,659	$18,466,063

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

First Citizens BancShares, Inc. and Subsidiaries

	Year Ended December 31
	2010	2009	2008
INTEREST INCOME	(thousands, except share and per share data)
Loans and leases	$914,545	$659,537	$681,849
Investment securities:
U.S. Government	36,910	65,433	117,265
Residential mortgage-backed securities	6,544	4,812	4,311
Corporate bonds	8,721	6,283	0
State, county and municipal	75	278	209
Other	227	1,085	962

Total investment securities interest and dividend income	52,477	77,891	122,747
Overnight investments	2,346	731	8,755

Total interest income	969,368	738,159	813,351

INTEREST EXPENSE
Deposits	149,195	183,759	263,538
Short-term borrowings	5,189	4,882	17,502
Long-term obligations	40,741	39,003	33,905

Total interest expense	195,125	227,644	314,945

Net interest income	774,243	510,515	498,406
Provision for loan and lease losses	143,519	79,364	65,926

Net interest income after provision for loan and lease losses	630,724	431,151	432,480

NONINTEREST INCOME
Gain on acquisitions	136,000	104,434	0
Cardholder and merchant services	107,575	95,376	97,577
Service charges on deposit accounts	73,762	78,028	82,349
Wealth management services	51,378	46,071	48,198
Fees from processing services	29,097	30,904	29,607
Mortgage	9,699	10,435	6,564
Insurance commissions	8,650	8,129	8,277
ATM income	6,656	6,856	7,003
Other service charges and fees	20,820	16,411	17,598
Securities gains (losses)	1,952	(511)	8,128
Adjustments to FDIC receivable for loss share agreements	(46,806)	2,800	0
Other	7,431	4,518	2,205

Total noninterest income	406,214	403,451	307,506

NONINTEREST EXPENSE
Salaries and wages	297,897	264,342	259,250
Employee benefits	64,733	64,390	58,899
Occupancy	72,766	66,266	60,839
Equipment	66,894	60,310	57,715
FDIC deposit insurance	23,167	29,344	5,126
Foreclosure-related expenses	20,439	15,107	3,658
Other	187,480	151,744	154,895

Total noninterest expense	733,376	651,503	600,382

Income before income taxes	303,562	183,099	139,604
Income taxes	110,518	66,768	48,546

Net income	$193,044	$116,331	$91,058

PER SHARE INFORMATION
Net income per share	$18.50	$11.15	$8.73
Dividends per share	1.20	1.20	1.10
Average shares outstanding	10,434,453	10,434,453	10,434,453

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes In Shareholders’ Equity

First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands, except share data)
Balance at December 31, 2007	$8,757	$1,678	$143,766	$1,246,473	$40,534	$1,441,208
Comprehensive income:
Net income	0	0	0	91,058	0	91,058
Change in unrealized securities gains arising during period, net of $7,753 deferred tax	0	0	0	0	12,182	12,182
Change in unrecognized loss on cash flow hedges, net of $2,098 deferred tax benefit	0	0	0	0	(3,216)	(3,216)
Change in pension obligation, net of $55,581 deferred tax benefit	0	0	0	0	(86,380)	(86,380)

Total comprehensive income						13,644

Cash dividends	0	0	0	(11,477)	0	(11,477)

Balance at December 31, 2008	8,757	1,678	143,766	1,326,054	(36,880)	1,443,375
Comprehensive income:
Net income	0	0	0	116,331	0	116,331
Change in unrealized securities gains arising during period, net of $15,365 deferred tax benefit	0	0	0	0	(23,961)	(23,961)
Change in unrecognized loss on cash flow hedges, net of $2,093 deferred tax	0	0	0	0	3,208	3,208
Change in pension obligation, net of $21,019 deferred tax	0	0	0	0	32,684	32,684

Total comprehensive income						128,262

Cash dividends	0	0	0	(12,522)	0	(12,522)

Balance at December 31, 2009	8,757	1,678	143,766	1,429,863	(24,949)	1,559,115
Adjustment resulting from adoption of a change in accounting for QSPEs and controlling financial interests effective January 1, 2010				4,904		4,904
Comprehensive income:
Net income	0	0	0	193,044	0	193,044
Change in unrealized securities gains arising during period, net of $4,425 deferred tax benefit	0	0	0	0	(6,197)	(6,197)
Less reclassification adjustment for gains included in net income, net of $771 deferred tax	0	0	0	0	(1,181)	(1,181)
Change in unrecognized loss on cash flow hedges, net of $1,629 deferred tax benefit	0	0	0	0	(2,496)	(2,496)
Change in pension obligation, net of $1,099 deferred tax benefit	0	0	0	0	(1,706)	(1,706)

Total comprehensive income						181,464

Cash dividends	0	0	0	(12,521)	0	(12,521)

Balance at December 31, 2010	$8,757	$1,678	$143,766	$1,615,290	$(36,529)	$1,732,962

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	Year ended December 31
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$193,044	$116,331	$91,058
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	6,203	1,940	2,048
Provision for loan and lease losses	143,519	79,364	65,926
Deferred tax (benefit) expense	(41,375)	35,772	(8,381)
Change in current taxes payable	(25,432)	(4,426)	(2,673)
Depreciation	62,761	57,724	53,945
Change in accrued interest payable	(877)	(13,042)	(11,365)
Change in income earned not collected	(15,300)	17,083	7,314
Gain on acquisitions	(136,000)	(104,434)	0
Securities losses (gains)	(1,952)	511	(8,128)
Origination of loans held for sale	(605,302)	(751,154)	(475,874)
Proceeds from sales of loans held for sale	592,608	761,973	488,158
Gain on sales of loans held for sale	(8,858)	(8,801)	(5,862)
(Gain) loss on sales of other real estate	(651)	15,107	912
Net amortization of premiums and accretion of discounts	(145,810)	43,246	9,702
Change in FDIC receivable for loss share agreements	99,228	(2,800)	0
Net change in other assets	9,474	(47,733)	(6,065)
Net change in other liabilities	21,455	(28,585)	11,391

Net cash provided by operating activities	146,735	168,076	212,106

INVESTING ACTIVITIES
Net change in loans and leases outstanding	926,122	49,677	(851,848)
Purchases of investment securities held to maturity	0	(73)	0
Purchases of investment securities available for sale	(4,192,967)	(1,462,593)	(1,748,963)
Proceeds from maturities of investment securities held to maturity	1,069	2,343	1,727
Proceeds from maturities of investment securities available for sale	2,592,097	1,567,326	1,714,337
Proceeds from sales of investment securities available for sale	38,496	151,559	16,456
Net change in overnight investments	324,870	(417,372)	91,593
Proceeds from sales of other real estate	143,740	10,763	15,116
Additions to premises and equipment	(70,836)	(95,877)	(95,160)
Dispositions of premises and equipment	1,316	0	0
Net cash received from acquisitions	106,489	51,381	0

Net cash used by investing activities	(129,604)	(142,866)	(856,742)

FINANCING ACTIVITIES
Net change in time deposits	(743,191)	(1,102,587)	37,895
Net change in demand and other interest-bearing deposits	1,333,159	1,051,869	747,324
Net change in short-term borrowings	(500,217)	(83,719)	(659,519)
Origination (repayment) of long-term obligations	(114,425)	8,616	330,000
Cash dividends paid	(12,521)	(12,522)	(11,477)

Net cash provided (used) by financing activities	(37,195)	(138,343)	444,223

Change in cash and due from banks	(20,064)	(113,133)	(200,413)
Cash and due from banks at beginning of period	480,242	593,375	793,788

Cash and due from banks at end of period	$460,178	$480,242	$593,375

CASH PAYMENTS FOR:
Interest	$196,002	$240,686	$326,310
Income taxes	187,183	20,640	69,506

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains (losses)	$(12,574)	$(39,326)	$19,935
Unrealized (loss) gain on cash flow hedge	(4,125)	5,301	(5,314)
Prepaid pension benefit (pension liability)	(2,804)	53,703	(141,961)
Transfers of loans to other real estate	156,918	67,380	44,714
Acquisitions:
Assets acquired	2,291,659	1,924,179	0
Liabilities assumed	2,155,861	1,819,745	0
Net assets acquired	135,798	104,434	0

See accompanying Notes to Consolidated Financial Statements

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

First Citizens BancShares, Inc. (BancShares) is a financial holding company with two banking subsidiaries: First-Citizens Bank & Trust Company, headquartered in Raleigh, North Carolina (FCB), which operates branches in North Carolina, Virginia, West Virginia, Maryland, Tennessee, California, Washington, Florida, Washington, DC and, following an FDIC assisted transaction on January 21, 2011, Colorado; and IronStone Bank (ISB), with branch offices in Florida, Georgia, Texas, Arizona, California, New Mexico, Colorado, Oregon, Washington, Missouri, Oklahoma and Kansas.

FCB and ISB offer full-service banking services designed to meet the needs of retail and commercial customers in the markets in which they operate. The services offered include transaction and savings deposit accounts, commercial and consumer lending, trust, asset management and broker-dealer services, insurance services and other activities incidental to commercial banking.

BancShares is also the parent company of Neuse, Incorporated, which owns some of the real property from which ISB operates its branches and ISB generated other real estate.

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

The accounting and reporting policies of BancShares and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (US GAAP) and, with regard to the banking subsidiaries, conform to general industry practices. The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by BancShares in the preparation of its consolidated financial statements are:

•	Determination of the allowance for loan and lease losses

•	Determination of fair values of acquired assets and assumed liabilities

•	Loss estimates related to loans and other real estate acquired which are covered under loss share agreements with the Federal Deposit Insurance Corporation (FDIC)

•	Pension plan assumptions

•	Income taxes

Intercompany accounts and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform to statement presentations for 2010. However, the reclassifications have no effect on shareholders’ equity or net income as previously reported. Management has evaluated subsequent events through the date of filing this Form 10-K.

FDIC–Assisted Transactions

Effective January 1, 2009, BancShares adopted new US GAAP which requires the acquisition method of accounting, formerly referred to as the purchase method, be used for all business combinations. An acquirer must be identified for each business combination, and the acquisition date is the date the acquirer achieves control. US GAAP requires the

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

acquirer to recognize the fair value of assets acquired, liabilities assumed and any controlling interest in the acquiree at the acquisition date as well as recognize goodwill or a gain from a bargain purchase if appropriate. In addition, acquisition-related costs and restructuring costs are recognized as period expenses as incurred.

Through FDIC-assisted transactions, BancShares’ wholly-owned subsidiary FCB acquired certain assets and assumed certain liabilities of First Regional Bank (First Regional) on January 29, 2010 and Sun American Bank (SAB) on March 5, 2010. FCB had previously purchased certain assets and assumed certain liabilities of Temecula Valley Bank (TVB) on July 17, 2009 and Venture Bank (VB) on September 11, 2009. Each of the transactions was completed in accordance with US GAAP, using the acquisition method of accounting.

The acquired assets and assumed liabilities were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the FDIC-assisted transactions. Management judgmentally assigned risk ratings to loans based on credit quality, appraisals and estimated collateral values, estimated expected cash flows, estimated future servicing costs and applied appropriate liquidity and coupon discounts to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. FCB also recorded identifiable intangible assets representing the estimated values of the assumed core deposits and other customer relationships. Management used quoted or current market prices to determine the fair value of investment securities, short-term borrowings and long-term obligations

Additional information on these transactions is disclosed in Note B.

Investment Securities

Investment securities available for sale are carried at their fair value with unrealized gains and losses, net of deferred income taxes, recorded as a component of other comprehensive income within shareholders’ equity. Gains and losses realized from the sales of securities available for sale are determined by specific identification and are included in noninterest income. As of December 31, 2010, there was no intent to sell any of the securities classified as available for sale.

BancShares has the ability and the positive intent to hold investment securities held to maturity until the scheduled maturity date. These securities are stated at cost adjusted for amortization of premium and accretion of discount. Accreted discounts and amortized premiums are included in interest income on an effective yield basis.

At December 31, 2010 and 2009, BancShares had no investment securities held for trading purposes.

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

Loans that are classified as held for sale represent mortgage loans originated or purchased and are carried at the lower of aggregate cost or fair value. Gains and losses on sales of mortgage loans are included in mortgage income.

Acquired loans are recorded at fair value at the date of acquisition. The fair values of acquired loans with evidence of credit deterioration since origination (acquired impaired loans) are recorded net of a nonaccretable difference and, if

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is included as a reduction to the carrying amount of acquired loans. Subsequent decreases to expected cash flows will generally result in recognition of an allowance for loans and lease losses by a charge to provision for loan and lease losses. Subsequent increases in expected cash flows result in either a reversal of the provision for loan and lease losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on the accretable yield. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation regarding the amount and timing of such cash flows. BancShares did not initially estimate the timing of cash flows for loans acquired from TVB and VB at the dates of the acquisitions, but cash flow analyses were performed on loans acquired from First Regional and SAB in order to determine the timing of cash flows expected to be collected. BancShares is accounting for all acquired loans on a loan level basis since the majority of the portfolios acquired consist of large non-homogenous commercial loans.

Receivable from FDIC for Loss Share Agreements

The receivable from the FDIC for loss share agreements is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable should the assets be sold. Fair value at acquisition was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages and the estimated true-up payment at the expiration of the loss share agreements, if applicable. These cash flows were discounted to reflect the estimated timing of the receipt of the loss share reimbursements from the FDIC and any applicable true-up payments owed to the FDIC for transactions that include claw-back provisions. The FDIC receivable is reviewed and updated prospectively as loss estimates related to covered loans and other real estate owned change, and as reimbursements are received or expected to be received from the FDIC. Post-acquisition adjustments to the FDIC receivable are offset by entries to noninterest income.

Loan Fees

Fees collected and certain costs incurred related to loan originations are deferred and amortized as an adjustment to interest income over the life of the related loans. Deferred fees and costs are recorded as an adjustment to loans outstanding using a method that approximates a constant yield.

Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The allowance for loan and lease losses (ALLL) represents management’s estimate of probable credit losses within the loan and lease portfolio. Adjustments to the ALLL are established by charges to the provision for loan and lease losses. To determine the appropriate amount of the ALLL, management evaluates the risk characteristics of the loan and lease portfolio and considers such factors as the financial condition of the borrower, fair value of collateral and other items that, in management’s opinion, deserve current recognition in estimating credit losses. The method for calculating the allowance for loan and lease losses is dependent on the borrower type and covered status.

The noncovered noncommercial loan portfolio is segregated into loans with similar characteristics and the historical loss rates for each identified loan pool, adjusted for current trends and economic conditions, are applied to each identified homogeneous loan pool to calculate the amount of the allowance. This portfolio segment includes a large number of smaller balance loans that, collectively, exhibit predictable loss trends.

The allowance for noncovered commercial loans and leases is based on the internal credit grade assigned to each borrower with impaired loans greater than $1,000 being subject to an individual impairment analysis. These loans are individually evaluated due to their larger size and the proportional risk each loan carries. The remaining commercial loans are grouped by homogeneous pools based on credit quality and borrowing class and evaluated collectively for

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

impairment. Due to the fact that the expected losses within each credit quality rating and borrowing class are predictable, these non-impaired loans are aggregated for evaluation. The historical loss rates for each group, adjusted for current trends and economic conditions, are applied to each loan pool to arrive at the required reserve.

The allowance for covered loans that are deemed to be impaired at the acquisition date is calculated based on a discounted cash flow analysis that considers the collateral value and estimated holding period. These loans are recorded at fair value at acquisition date, and an allowance is recorded for any reduction in the expected cash flows or deterioration in credit that occurs post-acquisition. Nonimpaired covered loans are grouped into homogeneous loan pools based on the credit grade and estimated loss rates are applied to each pool based on the expected losses that have occurred since acquisition. Any covered loans greater than $1,000 that were not determined to be impaired at the acquisition date but are determined to be impaired at a later date are subject to an individual impairment analysis. The reserves on covered loans are recorded through charges to the provision for loan and lease losses which serves to increase the ALLL. An adjustment is recorded to the receivable from the FDIC with an offset to interest income for the portion of losses that are covered by the FDIC loss share agreements.

The methods described above are largely dependent on historical loss measures and may not reflect all losses evident in the portfolio at the measurement date. As a result of this timing lag and other potential imprecisions, we maintain a nonspecific allowance as part of the allowance for loan and lease losses. The inclusion of the nonspecific allowance provides an additional reserve that is determined by management after considering current and projected economic conditions, the extent of concentrations of loans, the changes in lending policies or procedures, and changes in the mix of the loan portfolio.

Management considers the established ALLL adequate to absorb probable losses that relate to loans and leases outstanding as of December 31, 2010.

Future adjustments to the ALLL may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares’ ALLL. Such agencies may require the recognition of adjustments to the ALLL based on their judgments of information available to them at the time of their examination.

The reserve for unfunded commitments represents the estimated probable losses related to unfunded credit facilities. The reserve is calculated in a manner similar to the loans evaluated collectively for impairment and taking into account the likelihood that the available credit will be utilized as well as the exposure to default. The reserve for unfunded commitments is presented within other liabilities on the consolidated balance sheet separately from the allowance for loan and lease losses and adjustments to the reserve for unfunded commitments is included in other noninterest expense in the consolidated statements of income.

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

When a secured loan is determined to be uncollectable, it is charged off by reducing the loan balance and the related allowance for the portion of the loan that exceeds the estimated collateral value. A loan is deemed to be uncollectable when the financial position of the borrower indicates that collection of all or part of future payments due will not occur. Unsecured loans are charged off in full when they become four months past due unless a definitive plan has been established for repayment.

Restructured loans are loans that have been modified due to deterioration in the borrower’s financial condition, resulting in more favorable terms for the borrower. Accrual of interest is continued for restructured loans when the borrower was performing prior to the restructuring and there is reasonable assurance of repayment and continued performance under the modified terms. Accrual of interest on restructured loans in non-accrual status is resumed when the borrower has established a sustained period of performance under the restructured terms of at least six months.

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

OREO covered by loss share agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC. Subsequent downward adjustments to the estimated recoverable value of covered OREO result in a reduction of covered OREO, a charge to other noninterest expense and an increase in the FDIC receivable for the estimated amount to be reimbursed, with a corresponding amount recorded as an adjustment to other noninterest income.

Management used appraisals of properties to determine fair values and applied additional discounts where appropriate for passage of time or, in certain cases, for subsequent events occurring after the appraisal date.

Servicing Asset

Other assets include an estimate of the fair value of servicing rights on SBA loans that had been originated and subsequently sold by TVB. The asset was initially recorded at fair value based on valuations performed by an independent third party. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds, and other factors typical in such a valuation. SBA loan originations have been discontinued. The servicing asset is being amortized over the estimated life of the underlying loans.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Other intangible assets with estimable lives are amortized over their estimated useful lives, which are periodically reviewed for reasonableness. As a result of the FDIC-assisted transactions in 2010 and 2009, an identifiable intangible asset was recorded representing the estimated value of the core deposits acquired and certain customer relationships.

Fair Values

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

Under US GAAP, individual fair value estimates are ranked on a three-tier scale based on the relative reliability of the inputs used in the valuation. Fair values determined using level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined based on level 2 inputs, which represents observable data for similar assets and liabilities. Fair values for assets and liabilities that are not actively traded in observable markets are based on level 3 inputs, which are considered to be nonobservable.

Certain financial assets and liabilities may be carried at fair value with changes in fair value recognized in the income statement each period. BancShares did not elect to report any assets and liabilities at fair value.

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

BancShares uses interest rate swaps for interest rate risk management purposes. During 2006 and 2009, BancShares entered into interest rate swaps that qualify as cash flow hedges under US GAAP. These interest rate swaps convert variable-rate exposure on outstanding debt to a fixed rate. The derivatives are valued each quarter, and changes in the fair values are recorded on the consolidated balance sheet with an offset to other comprehensive income for the effective portion and an offset to the consolidated statements of income for any ineffective portion. The assessment of effectiveness is performed using the long-haul method. BancShares’ interest rate swaps have been fully effective since inception;

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

therefore, changes in the fair value of the interest rate swaps have had no impact on net income. There are no speculative derivative financial instruments in any period.

Per Share Data

Net income per share has been computed by dividing net income by the average number of both classes of common shares outstanding during each period. The average number of shares outstanding for 2010, 2009 and 2008 was 10,434,453. BancShares had no potential common stock outstanding in any period.

Cash dividends per share apply to both Class A and Class B common stock. Shares of Class A common stock carry one vote per share, while shares of Class B common stock carry 16 votes per share.

Current Accounting Matters

Beginning with the first annual reporting period after November 15, 2009, the concept of a qualifying special purpose entity (QSPE) is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with applicable consolidation guidance. If the evaluation results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. In addition, an enterprise is required to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity (VIE). This change is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets and VIE’s. In 2005, FCB securitized and sold $250,000 of revolving mortgage loans through the use of a QSPE. This QSPE was determined to be a VIE for which BancShares is now obligated to recognize the underlying assets and liabilities in the consolidated financial statements. The assets and liabilities were recorded in the first quarter of 2010 with an increase in loans of $97,291, an increase in debt of $86,926, removal of the carrying value of the residual interest strip in the amount of $1,287, recognition of $3,456 in deferred tax liability, increase in the allowance for loan and lease losses of $681, decrease to the servicing asset for $304 and an adjustment to beginning retained earnings for $4,904.

Beginning January 1, 2010, new accounting guidance requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the balance sheet and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in level 3 of the fair value hierarchy will be required beginning January 1, 2011. The remaining disclosure requirements and clarifications became effective on January 1, 2010 and are included in Note K—Estimated Fair Values.

In July, 2010, the FASB issued Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss (ASU 2010-20). In an effort to provide financial statement users with greater transparency about the allowance for loan and lease losses, ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in the portfolio and how risk is analyzed and assessed in determining the amount of the allowance. Changes in

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

the allowance will also require disclosure. The end-of-period disclosures are effective for BancShares on December 31, 2010 with the exception of disclosures related to troubled debt restructurings, which become effective for interim and annual periods ending after June 15, 2011. The disclosures related to activity during a period are effective during 2011. The provisions of ASU 2010-20 have affected disclosures regarding the allowance for loan and lease losses, but will have no material impact on financial condition, results of operations or liquidity.

In December 2010, the FASB issued Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The provisions of ASU 2010-28 will be effective beginning January 1, 2011 and are not expected to have a material impact on financial condition, results of operations or liquidity.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will result in expansive changes in many areas affecting the financial services industry in general and BancShares in particular. The legislation provides broad economic oversight, consumer financial services protection, investor protection, rating agency reform and derivative regulatory reform. Various corporate governance requirements will result in expanded proxy disclosures and shareholder rights. Additional provisions address the mortgage industry in an effort to strengthen lending practices. Deposit insurance reform will result in permanent FDIC protection for up to $250 of deposits and will require the FDIC’s Deposit Insurance Fund to maintain 1.35 percent of insured deposits with the burden for closing the shortfall falling to banks with more than $10,000,000 in assets. The legislation also imposes new regulatory capital requirements for banks that will result in the disallowance of qualified trust preferred securities as tier 1 capital beginning in 2013. This legislation requires the reduction in tier 1 capital by the amount of qualified trust preferred securities in equal increments over a three year period beginning in 2013. BancShares has $265,000 in trust preferred securities that is currently outstanding and included as tier 1 capital. Another provision of the legislation gives the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10,000,000 and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. This provision may have a negative impact non-interest income.

NOTE B: FDIC-ASSISTED TRANSACTIONS

During 2010 and 2009, FCB acquired assets and assumed liabilities of four entities as noted below with the assistance of the FDIC, which had been appointed Receiver of each entity by its respective state banking authority.

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

The FDIC-assisted acquisitions of First Regional and SAB were accounted for using the acquisition method of accounting. The statement of net assets acquired, adjustments to the acquisition date fair values made in the second and third quarters and the resulting bargain purchase gains are presented in the following tables. As indicated in the explanatory notes that accompany the following tables, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at their respective acquisition date estimated fair values. Fair values are subject to refinement for up to one year after the closing date of each merger as additional information regarding closing date fair values becomes available. During this one year period, the causes of any changes in cash flow estimates are considered to determine

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

whether the change results from circumstances that existed as of the acquisition date or if the change results from an event that occurred after the acquisition. Adjustments to the estimated fair values made in the second and third quarters were based on additional information regarding the acquisition date fair values, which included updated appraisals on several commercial properties on acquired impaired loans and updated financial statements for some borrowers which allowed for adjustments to expected cash flows that more closely reflect the borrowers’ ability to repay the debt.

First quarter 2010 noninterest income as originally reported included bargain purchase gains of $137,447 that resulted from the First Regional and SAB transactions. The gains resulted from the difference between the estimated fair values of acquired assets and assumed liabilities. During the second and third quarters of 2010, adjustments were made to the gains based on additional information regarding the respective acquisition date fair values. These adjustments were made retroactive to the first quarter of 2010, resulting in an adjusted gain of $136,000. FCB recorded a deferred tax liability for the gains totaling $53,258. To the extent there are additional adjustments to the respective acquisition date fair values up to one year following the respective acquisitions, there will be additional adjustments to the gains.

The following tables identify the assets acquired and liabilities assumed by FCB from First Regional and SAB. The tables provide the balances recorded by First Regional and SAB at the time of the respective FDIC-assisted transactions, the fair value adjustments recorded and the resulting adjusted fair values recorded by FCB for the acquisition date.

First Regional Bank

Acquisition date: January 29, 2010

	As recorded by First Regional	Fair value adjustments at date of acquisition		Subsequent acquisition-date adjustments		As recorded by FCB
	(thousands)
Assets
Cash and due from banks	$37,508	$—		$—		$37,508
Investment securities available for sale	3,250	—		—		3,250
Loans covered by loss share agreements	1,853,325	(576,171)	a	(16,905)	a	1,260,249
Other real estate owned covered by loss share agreements	61,488	(20,353)	b	791	b	41,926
Income earned not collected	6,048	—		—		6,048
Receivable from FDIC for loss share agreements	—	365,170	c	13,525	i	378,695
Intangible assets	—	9,110	d	—		9,110
Other assets	23,782	(500)	e	—		23,282

Total assets acquired	$1,985,401	$(222,744)		$(2,589)		$1,760,068

Liabilities
Deposits:
Noninterest-bearing	$528,235	$—		$—		$528,235
Interest-bearing	759,484	—		—		759,484

Total deposits	1,287,719	—		—		1,287,719
Short-term borrowings	361,876	—		—		361,876
Other liabilities	1,188	1,547	h	—		2,735

Total liabilities assumed	1,650,783	1,547		—		1,652,330

Excess of assets acquired over liabilities assumed	$334,618

Aggregate fair value adjustments		$(224,291)		$(2,589)

Gain on acquisition of First Regional						$107,738

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Sun American Bank

Acquisition date: March 5, 2010

	As recorded by SAB	Fair value adjustments at acquisition date		Subsequent acquisition-date adjustments		As recorded by FCB
	(thousands)
Assets
Cash and due from banks	$37,016	$—		$—		$37,016
Investment securities available for sale	66,968	—		—		66,968
Loans covered by loss share agreements	411,315	(123,707)	a	3,283	a	290,891
Other real estate owned covered by loss share agreements	15,220	(7,200)	b	—		8,020
Income earned not collected	1,612	—		—		1,612
Receivable from FDIC for loss share agreements	—	92,360	c	(2,626)	i	89,734
Intangible assets	—	629	d	—		629
Other assets	4,473	—		—		4,473

Total assets acquired	$536,604	$(37,918)		$657		$499,343

Liabilities
Deposits:
Noninterest-bearing	$39,435	$—		$—		$39,435
Interest-bearing	380,577	—		—		380,577

Total deposits	420,012	—		—		420,012
Short-term borrowings	42,485	48	f	—		42,533
Long-term obligations	37,000	3,082	g	—		40,082
Other liabilities	853	51	h	—		904

Total liabilities assumed	500,350	3,181		—		503,531

Excess of assets acquired over liabilities assumed	$36,254

Aggregate fair value adjustments		$(41,099)		$657

Cash received from the FDIC						31,965

Gain on acquisition of Sun American						$27,777

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

i—Adjustment to acquisition date fair value based on additional information received post-acquisition regarding acquisition date fair value.

Results of operations for First Regional and SAB prior to their respective acquisition dates are not included in the income statement.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Total revenues for 2010 increased by $212.9 million due to the First Regional transaction and $48.6 million due to the SAB transaction. BancShares does not track post-acquisition earnings for First Regional and SAB on a stand-alone basis. Due to the significant amount of fair value adjustments, the resulting accretion of those fair value adjustments and the protection resulting from the FDIC loss share agreements, historical results of First Regional and SAB are not relevant to BancShares’ historical results of operations. Therefore, no pro forma information is presented.

On January 21, 2011, FCB entered into an agreement with the FDIC to purchase substantially all the assets and assume the majority of the liabilities of United Western Bank (United Western) of Denver, Colorado at a discount of $213,000, with no deposit premium. The FDIC serves as Receiver of United Western. The Purchase and Assumption Agreement with the FDIC includes loss share agreements on the loans and other real estate purchased by FCB which provides protection against losses to FCB.

The loans and OREO purchased from United Western are covered by two loss share agreements between the FDIC and FCB (one for single family residential mortgage loans and the other for all other loans and ORE), which afford FCB significant loss protection. Under the loss share agreement for single family residential mortgage loans (SFRs), the FDIC will cover 80 percent of covered loan losses up to $32,489; 0 percent from $32,489 up to $57,653 and 80 percent of losses in excess of $57,653. The loss share agreement for all other loans and ORE will cover 80 percent of covered loan and ORE losses up to $111,517, 30 percent from $111,517 up to $227,032 and 80 percent of losses in excess of $227,032.

United Western operated in Denver, Colorado, in eight branch locations in Boulder, Centennial, Cherry Creek, downtown Denver, Hampden at Interstate 25, Fort Collins, Longmont and Loveland.

The acquisition of United Western is being accounted for under the acquisition method of accounting. The unaudited statement of assets and liabilities is presented in the following table. These amounts are based on the FDIC settlement statement and do not include adjustments to reflect the assets and liabilities at their fair value at date of acquisition. The calculations to determine fair values were incomplete at the time of filing of this Form 10-K.

United Western Bank

Acquisition date: January 21, 2011

As recorded by United Western Bank January 21, 2011 (unaudited)
Assets
Cash and due from banks	$420,902
Investment securities	281,862
Loans and leases	993,080
Other real estate owned	39,321
Income earned not collected	5,116
Other assets	112,624

Total assets	$1,852,905

Liabilities
Deposits:
Noninterest-bearing	$98,318
Interest-bearing	1,516,729

Total deposits	1,615,047
Short-term borrowings	363,109
Long-term obligations	180,582
Other liabilities	10,100

Total liabilities	2,168,838

Excess of liabilities assumed over assets acquired	$315,933

Cash received from the FDIC	$542,075

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

During February 2011, United Western’s parent company, United Western and directors of the parent company filed a complaint in the United States District Court for the District of Columbia against the FDIC, the OTS and others, claiming that the seizure of United Western by the OTS and the subsequent appointment of the FDIC as receiver was illegal. The complaint requests the court to direct the OTS to remove the FDIC as receiver, return control of United Western to the plaintiffs, reimburse the plaintiffs for their costs and attorney fees and to award plaintiffs other relief as may be just and equitable. Neither BancShares nor FCB were named in the complaint. It is unclear what impact, if any, the litigation will have on FCB or the assets acquired in the United Western transaction.

NOTE C—INVESTMENT SECURITIES

The aggregate values of investment securities at December 31, 2010 and 2009 along with gains and losses determined on an individual security basis are as follows:

		Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
2010
	U.S. Government	$3,866,135	$4,402	$11,151	$3,859,386
	Corporate bonds	479,160	7,498	—	486,658
	Residential mortgage-backed securities	139,291	4,522	268	143,545
	State, county and municipal	1,240	20	4	1,256
	Equity securities	1,055	18,176	—	19,231

	Total investment securities available for sale	$4,486,881	$34,618	$11,423	$4,510,076

2009
	U.S. Government	$2,274,084	$14,005	$666	$2,287,423
	Corporate bonds	481,341	4,326	—	485,667
	Residential mortgage-backed securities	126,601	4,489	752	130,338
	State, county and municipal	7,053	35	275	6,813
	Equity securities	2,377	14,245	—	16,622
	Other	1,937	362	—	2,299

	Total investment securities available for sale	$2,893,393	$37,462	$1,693	$2,929,162

Investment securities held to maturity
2010
	Residential mortgage-backed securities	$2,532	$235	26	$2,741

	Total investment securities held to maturity	$2,532	$235	$26	$2,741

2009
	Residential mortgage-backed securities	$3,452	$230	—	$3,682
	State, county and municipal	151	1	—	152

	Total investment securities held to maturity	$3,603	$231	$—	$3,834

Corporate bonds are debt securities issued pursuant to the Temporary Liquidity Guarantee Program issued with the full faith and credit of the United States of America.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The following table provides maturity information for investment securities as of December 31, 2010 and 2009. Callable securities are assumed to mature on their earliest call date.

	2010		2009
	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Maturing in:
One year or less	$3,441,185	$3,436,818	$1,544,063	$1,554,657
One through five years	916,101	921,536	1,226,202	1,233,604
Five through 10 years	1,683	1,710	1,943	2,201
Over 10 years	126,857	130,781	118,808	122,078
Equity securities	1,055	19,231	2,377	16,622

Total investment securities available for sale	$4,486,881	$4,510,076	$2,893,393	$2,929,162

Investment securities held to maturity
Maturing in:
One through five years	$—	$—	$151	$152
Five through 10 years	2,404	2,570	3,306	3,497
Over 10 years	128	171	146	185

Total investment securities held to maturity	$2,532	$2,741	$3,603	$3,834

For each period presented, securities gains (losses) include the following:

	2010	2009	2008
Gross gains on sales of investment securities available for sale	$4,103	$104	$8,390
Gross losses on sales of investment securities available for sale	(1,730)	—	—
Other than temporary impairment losses on equity investments	(421)	(615)	(262)

Total securities gains (losses)	$1,952	$(511)	$8,128

During 2010, 2009 and 2008, BancShares recorded $421, $615 and $262 in other than temporary impairment losses on equity securities once it was determined that recovery of the original purchase price was unlikely.

In conjunction with the securitization and sale of revolving mortgage loans during 2005, BancShares retained a residual interest in the securitized assets in the form of an interest-only strip. On January 1, 2010, in conjunction with the adoption of changes to US GAAP related to QSPEs, the retained interest in the interest-only strip was removed from the consolidated financial statements. At December 31, 2009, the investment in the interest-only strip was included within investment securities available for sale and carried at its estimated fair value. Quoted market prices were not readily available for residual interests, so the fair value was estimated based on various factors that may have had an impact on the fair value of the residual interests. The carrying value of the residual interest was $1,287 at December 31, 2009.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The following table provides information regarding securities with unrealized losses as of December 31, 2010 and 2009:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Investment securities available for sale:
U.S. Government	$1,985,339	$11,151	$—	$—	$1,985,339	$11,151
Residential mortgage-backed securities	11,496	249	523	20	12,019	269
State, county and municipal	530	4	20	—	550	4

Total	$1,997,365	$11,404	$543	$20	$1,997,908	$11,424

Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$26	$26	$26	$26

Total	$—	$—	$26	$26	$26	$26

December 31, 2009
Investment securities available for sale:
U.S. Government	$250,600	$666	$—	$—	$250,600	$666
Residential mortgage-backed securities	25,608	621	2,434	131	28,042	752
State, county and municipal	5,476	271	439	4	5,915	275

Total	$281,684	$1,558	$2,873	$135	$284,557	$1,693

Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$29	$26	$29	$26

Total	$—	$—	$29	$26	$29	$26

Investment securities with an aggregate fair value of $569 have had continuous unrealized losses for more than twelve months as of December 31, 2010. The aggregate amount of the unrealized losses among those 19 securities was $46 at December 31, 2010. These securities include residential mortgage-backed and state, county and municipal securities. Investment securities with an aggregate fair value of $2,902 had continuous unrealized losses for more than twelve months as of December 31, 2009. The aggregate amount of the unrealized losses among those 26 securities was $161 at December 31, 2009. These securities include residential mortgage-backed and state, county and municipal securities. None of the unrealized losses identified as of December 31, 2010 and 2009 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. At December 31, 2010 and 2009, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities are deemed to be other than temporarily impaired.

Investment securities having an aggregate carrying value of $2,096,850 at December 31, 2010 and $2,121,783 at December 31, 2009, were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

NOTE D—LOANS AND LEASES

Loans and leases outstanding by segment and class at December 31 are as follows:

	2010	2009
Covered loans (1)	$2,007,452	$1,173,020
Noncovered loans and leases:
Commercial:
Construction and land development	338,929	541,110
Commercial mortgage	4,737,862	4,552,078
Other commercial real estate	149,710	158,187
Commercial and industrial	1,805,935	1,832,670
Lease financing	301,289	330,713
Other	182,015	195,084

Total commercial loans	7,515,740	7,609,842
Non-commercial:
Residential mortgage	878,792	864,704
Revolving mortgage	2,233,853	2,147,223
Construction and land development	192,954	81,244
Consumer	659,238	941,986

Total non-commercial loans	3,964,837	4,035,157

Total noncovered loans and leases	11,480,577	11,644,999

Total loans and leases	$13,488,029	$12,818,019

(1)	Covered loans are acquired loans subject to loss share agreements with the FDIC.

	2010			2009
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
Covered loans:
Commercial:
Construction and land development	$102,988	$265,432	$368,420	$10,317	$213,170	$223,487
Commercial mortgage	120,240	968,824	1,089,064	36,820	553,579	590,399
Other commercial real estate	34,704	175,957	210,661	331	21,307	21,638
Commercial and industrial	9,087	123,390	132,477	5,958	89,273	95,231
Other	—	1,510	1,510	476	2,411	2,887

Total commercial loans	267,019	1,535,113	1,802,132	53,902	879,740	933,642
Non-commercial:
Residential mortgage	11,026	63,469	74,495	8,828	143,481	152,309
Revolving mortgage	8,400	9,466	17,866	—	—	—
Construction and land development	44,260	61,545	105,805	12,383	70,172	82,555
Consumer	—	7,154	7,154	255	4,259	4,514

Total non-commercial loans	63,686	141,634	205,320	21,466	217,912	239,378

Total covered loans	$330,705	$1,676,747	$2,007,452	$75,368	$1,097,652	$1,173,020

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

At December 31, 2010, 26.3 percent of noncovered loans and leases were to customers in medical-related fields, compared to 25.1 percent at December 31, 2009. These loans are primarily commercial mortgage loans as they are generally secured by owner-occupied commercial real estate. There were no foreign loans or loans to finance highly leveraged transactions during 2010 or 2009.

Substantially all noncovered loans and leases are to customers domiciled within BancShares’ principal market areas. The loans acquired during 2009 that are covered under loss share agreements include borrowers that are not within the principal market areas of the originating banks.

At December 31, 2010 noncovered loans totaling $3,744,067 were pledged to secure debt obligations, compared to $3,579,503 at December 31, 2009.

Description of segment and class risks

Each of our portfolio segments and the classes within those segments are subject to risks that could have an adverse impact on the credit quality of our loan and lease portfolio. Management has identified the most significant risks as described below which are generally similar among our segments and classes. While the list in not exhaustive, it provides a description of the risks that management has determined are the most significant.

Commercial loans and leases

We centrally underwrite each of our commercial loans and leases based primarily upon the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. We endeavor to gain a complete understanding of our borrower’s businesses including the experience and background of the principals. To the extent that the loan is secured by collateral, which is a predominant feature of the majority of our commercial loans and leases, we gain an understanding of the likely value of the collateral and what level of strength the collateral brings to the loan transaction. To the extent that the principals or other parties provide personal guarantees, we analyze the relative financial strength and liquidity of each guarantor. Common risks to each class of commercial loans include risks that are not specific to individual transactions such as general economic conditions within our markets, as well as risks that are specific to each transaction including demand for products and services, personal events such as disability or change in marital status, and reductions in the value of our collateral. Due to our concentration of loans in the medical, dental, and related fields, we are susceptible to risks that legislative and governmental actions will fundamentally alter the economic structure of the medical care industry in the United States.

In addition to these common risks for the majority of our commercial loans and leases, additional risks are inherent in certain of our classes of commercial loans and leases.

Commercial construction and land development

Commercial construction and land development loans are highly dependent on the supply and demand for commercial real estate in the markets we serve as well as the demand for newly constructed residential homes and lots that our customers are developing. Continuing deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for our customers.

Commercial mortgage, commercial and industrial and lease financing

Commercial mortgage and commercial and industrial loans and lease financing are primarily dependent on the ability of our customers to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a customer’s business results are significantly unfavorable versus the original projections, the ability for our loan to be serviced on a basis consistent with the contractual terms

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

may be at risk. While these loans and leases are generally secured by real property, personal property, or business assets such as inventory or accounts receivable, it is possible that the liquidation of the collateral will not fully satisfy the obligation.

Other commercial real estate

Other commercial real estate loans consist primarily of loans secured by multifamily housing and agricultural loans. The primary risk associated with multifamily loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. High unemployment or generally weak economic conditions may result in our customer having to provide rental rate concessions to achieve adequate occupancy rates. The performance of agricultural loans are highly dependent on favorable weather, reasonable costs for seed and fertilizer, and the ability to successfully market the product at a profitable margin. The demand for these products is also dependent on macroeconomic conditions that are beyond the control of the borrower.

Non-commercial loans

We centrally underwrite each of our non-commercial loans using automated credit scoring and analysis tools. These credit scoring tools take into account factors such as payment history, credit utilization, length of credit history, types of credit currently in use, and recent credit inquiries. To the extent that the loan is secured by collateral we also evaluate the likely value of that collateral. Common risks to each class of non-commercial loans include risks that are not specific to individual transactions such as general economic conditions within our markets, particularly unemployment and potential declines in real estate values. Personal events such as disability or change in marital status also add risk to non-commercial loans.

In addition to these common risks for the majority of our non-commercial loans, additional risks are inherent in certain of our classes of non-commercial loans.

Revolving mortgage

Revolving mortgage loans are often secured by second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render our second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lienholders that may further weaken our collateral position. Further, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination.

Consumer

The consumer loan portfolio includes loans secured by personal property such as automobiles, marketable securities, other titled recreational vehicles including boats and motorcycles, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since date of loan origination in excess of principal repayment.

Residential mortgage and non-commercial construction and land development

Residential mortgage and non-commercial construction and land development loans are to individuals and are typically secured by 1-4 family residential property, undeveloped land, and partially developed land in anticipation of pending construction of a personal residence. Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral. Such a decline in values has led to unprecedented levels of foreclosures and losses during 2008-2010 within the banking

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

industry. Non-commercial construction and land development loans often experience delays in completion and cost overruns that exceed the borrower’s financial ability to complete the project. Such cost overruns can routinely result in foreclosure of partially completed and unmarketable collateral.

Covered loans

The risks associated with covered loans are generally consistent with the risks identified for commercial and non-commercial loans and the classes of loans within those segments. An additional substantive risk with respect to covered loans relates to the FDIC loss share agreements, specifically the ability to receive timely and full reimbursement from the FDIC for losses and related expenses that we believe are covered by the loss share agreements. Further, these loans were underwritten by other institutions with weaker lending standards. Therefore, there is a significant risk that the loans are not adequately supported by the paying capacity of the borrower or the values of underlying collateral at the time of origination.

Credit quality indicators

Loans and leases are monitored for credit quality on a recurring basis and the composition of the loans and leases outstanding at December 31, 2010 by credit quality indicator is provided below. The credit quality indicators used are dependent on the portfolio segment to which the loan relates. Commercial loans and leases, non-commercial loans and leases, and covered loans have different credit quality indicators as a result of the methods used to monitor each of these loan segments.

The loan and lease credit quality indicators for commercial loans and leases are developed through review of individual borrowers on an ongoing basis. Each borrower is evaluated at least annually with more frequent evaluation of more severely criticized loans or leases. The indicators represent the rating for loans or leases as of the date presented based on the most recent assessment performed. These credit quality indicators are defined as follows:

Pass – A pass rated asset is not adversely classified because it does not display any of the characteristics for adverse classification.

Special mention – A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, such potential weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention assets are not adversely classified and do not warrant adverse classification.

Substandard – A substandard asset is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets classified as substandard generally have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These assets are characterized by the distinct possibility of loss if the deficiencies are not corrected.

Doubtful – An asset classified doubtful has all the weaknesses inherent in an asset classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.

Loss – Assets classified loss are considered uncollectible and of such little value that their continuing to be carried as an asset is not warranted. This classification is not necessarily equivalent to no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be effected in the future.

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The loan credit quality indicators for noncovered, non-commercial loans and leases are based on the delinquency status of the borrower. As the borrower becomes more delinquent, the likelihood of loss increases.

	Noncovered commercial loans and leases
	Construction and Land Development	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Other	Total
Grade:
Pass	$285,988	$4,390,634	$137,570	$1,633,775	$291,476	$181,044	$6,920,487
Special mention	20,957	229,581	6,531	42,639	6,888	846	307,442
Substandard	29,714	108,239	5,103	24,686	2,496	90	170,328
Doubtful	2,270	7,928	401	748	414	—	11,761
Ungraded	—	1,480	105	104,087	15	35	105,722

Total	$338,929	$4,737,862	$149,710	$1,805,935	$301,289	$182,015	$7,515,740

	Noncovered non-commercial loans
	Residential Mortgage	Revolving Mortgage	Construction and Land Development	Consumer	Total
Current	$840,328	$2,226,427	$187,918	$642,782	$3,897,455
31-60 days past due	13,051	3,682	1,445	12,798	30,976
61-90 days past due	4,762	1,424	548	2,611	9,345
Over 90 days past due	20,651	2,320	3,043	1,047	27,061

Total	$878,792	$2,233,853	$192,954	$659,238	$3,964,837

	Covered loans
	Construction and Land Development Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Revolving Mortgage	Construction and Land Development Non-commercial	Consumer and Other	Total
Pass	$98,449	$430,526	$77,162	$46,450	$39,492	$5,051	$—	$6,296	$703,426
Special mention	90,203	261,273	40,756	36,566	17,041	3,630	3,549	1,231	454,249
Substandard	79,631	326,036	65,896	41,936	11,609	3,462	67,594	691	596,855
Doubtful	100,137	71,175	26,847	7,525	6,353	1,837	34,662	438	248,974
Ungraded	—	54	—	—	—	3,886	—	8	3,948

Total	$368,420	$1,089,064	$210,661	$132,477	$74,495	$17,866	$105,805	$8,664	$2,007,452

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The aging of the outstanding loans and leases by class at December 31 (excluding loans impaired at acquisition date) is provided in the table below. The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal have not been paid. Loans and leases less than 30 days past due are considered current due to certain grace periods that allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	December 31, 2010
	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans and Leases
Noncovered loans and leases:
Construction and land development— commercial	$3,047	$6,092	$4,208	$13,347	$325,582	$338,929
Commercial mortgage	22,913	7,521	20,425	50,859	4,687,003	4,737,862
Other commercial real estate	35	290	621	946	148,764	149,710
Commercial and industrial	4,434	1,473	3,744	9,651	1,796,284	1,805,935
Lease financing	2,266	141	630	3,037	298,252	301,289
Other	40	75	—	115	181,900	182,015
Residental mortgage	13,051	4,762	20,651	38,464	840,328	878,792
Revolving mortgage	3,682	1,424	2,320	7,426	2,226,427	2,233,853
Construction and land development—non-commercial	1,445	548	3,043	5,036	187,918	192,954
Consumer	12,798	2,611	1,047	16,456	642,782	659,238

Total noncovered loans and leases	$63,711	$24,937	$56,689	$145,337	$11,335,240	$11,480,577

Covered loans:
Construction and land development— commercial	$64,372	$8,985	$73,997	$147,354	$118,078	$265,432
Commercial mortgage	43,570	20,308	88,525	152,403	816,421	968,824
Other commercial real estate	15,008	2,477	20,453	37,938	138,019	175,957
Commercial and industrial	9,267	5,899	28,780	43,946	79,444	123,390
Residental mortgage	4,459	1,352	3,979	9,790	53,679	63,469
Revolving mortgage	382	—	337	719	8,747	9,466
Construction and land development—noncommercial	7,701	—	36,412	44,113	17,432	61,545
Consumer and other	430	1,649	978	3,057	5,607	8,664

Total covered loans	145,189	40,670	253,461	439,320	1,237,427	1,676,747

Total loans and leases	$208,900	$65,607	$310,150	$584,657	$12,572,667	$13,157,324

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The recorded investment, by class, in loans and leases on nonaccrual status and loans and leases greater than 90 days past due and still accruing at December 31 (excluding loans and leases impaired as acquisition date) is as follows:

	Nonaccrual Loans and Leases	Recorded Investments > 90 Days and Accruing
December 31, 2010:
Noncovered loans and leases:
Construction and land development—commercial	$26,796	$68
Commercial mortgage	32,723	4,347
Commercial and industrial	3,320	1,505
Lease financing	806	298
Other commercial real estate	777	80
Construction and land development—non-commercial	1,330	1,122
Residential mortgage	13,062	6,640
Revolving mortgage	—	2,301
Consumer	—	2,140

Total noncovered loans and leases	$78,814	$18,501

Covered loans
Construction and land development—commercial	$20,609	$55,503
Commercial mortgage	75,633	37,819
Other commercial real estate	7,299	15,068
Commercial and industrial	8,488	22,829
Residential mortgage	3,594	2,010
Revolving mortgage	403	190
Construction and land development—non-commercial	43,836	7,460
Consumer and other	162	824

Total covered loans	$160,024	$141,703

Total loans and leases	$238,838	$160,204

December 31, 2009:
Total noncovered loans and leases	$58,417	$27,766
Total covered loans	116,446	—

Total loans and leases	$174,863	$27,766

Other risk elements related to lending activities include OREO and restructured loans. BancShares held $175,530 and $91,177 in restructured loans and $165,590 and $134,381 in OREO at December 31, 2010 and 2009, respectively. At December 31 2010 and 2009, respectively, $54,137 and $26,139 of restructured loans were also nonaccrual. BancShares does not have any significant outstanding commitments to borrowers that have restructured existing loans to more favorable terms due to their financial difficulties.

Interest income on nonperforming loans and leases that would have been recorded had these loans and leases been performing was $18,519, $3,920 and $1,275 respectively, during 2010, 2009 and 2008. When loans and leases are on nonaccrual status, any payments received are applied on a cash basis with all cash receipts applied first to principal and any payments received in excess of the unpaid principal balance being applied to interest. The amount of cash basis interest income recognized during 2010, 2009 or 2008 was not material.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Acquired loans

Cash flow analyses were prepared for First Regional and SAB loans deemed impaired at acquisition and those analyses are used to determine the amount of accretable yield recognized. Due to initial uncertainty regarding the timing of future cash flows, no accretable yield was initially measured for loans deemed impaired at acquisition from TVB and VB, and the cost recovery method is used to account for these loans.

The following table documents changes to the amount of accretable yield. For First Regional and SAB loans, improved cash flow estimates and receipt of unscheduled loan payments result in the reclassification of nonaccretable difference to accretable yield. For TVB and VB loans, receipt of unscheduled loan payments and improvements in expected losses result in the reclassification of nonaccretable difference to accretable yield.

Accretable yield at December 31, 2009	$14,481
Additions	109,766
Disposals	(1,070)
Reclassification from nonaccretable difference	222,772
Accretion income recognized	(181,363)

Accretable yield at December 31, 2010	$164,586

The following table provides changes in the carrying value of acquired loans during the years ended December 31, 2010 and 2009:

	2010		2009
	Impaired at acquisition date	All other acquired loans	Impaired at acquisition date	All other acquired loans
Balance, January 1	$75,368	$1,097,652	$—	$—
Fair value of acquired loans covered by loss share agreements	412,628	1,152,134	99,625	1,212,953
Reductions for repayments, foreclosures and decreases in fair value	(157,291)	(573,039)	(24,257)	(115,301)

Balance, December 31	$330,705	$1,676,747	$75,368	$1,097,652

Outstanding principal balance, December 31	$629,414	$2,211,047	$200,310	$1,418,375

For loans acquired from First Regional and SAB, the contractually required payments including principal and interest, expected cash flows to be collected and fair values as of the respective acquisition dates were as follows:

	Impaired at acquisition date	All other acquired loans
Contractually required payments	$991,231	$1,464,918
Cash flows expected to be collected	476,536	1,464,918
Fair value at acquisition date	412,628	1,152,134

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Loans held for sale

In each period, BancShares originated much of its residential mortgage loan production through correspondent institutions. Loan sale activity for 2010, 2009 and 2008 is summarized below:

	2010	2009	2008
Loans held for sale at December 31	$88,933	$67,381	$69,399
For the year ended December 31:
Loans sold	583,750	753,172	482,296
Net gain (loss) on sale of loans	8,858	8,801	5,862

Mortgage servicing rights

In conjunction with the adoption of the change in accounting for QSPEs during 2010, the servicing asset related to a previous asset securitization was eliminated resulting in a decrease to the servicing asset of $304. During 2009, BancShares acquired the right to service SBA loans that had previously been sold by TVB. The asset was recorded at its fair value and is being amortized over the remaining estimated servicing life of 24 months. The activity of the servicing asset is as follows:

	2010	2009	2008
Carrying value of servicing asset, January 1	$4,552	$417	$559
Amortization expense recognized during the year	1,354	1,648	142
Adoption of change in accounting for QSPE	(304)	—	—
Acquisition of SBA servicing asset	—	5,783

Carrying value of servicing asset, December 31	$2,894	$4,552	$417

NOTE E – ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses is summarized as follows:

Balance at December 31, 2007	$136,974
Provision for loan and lease losses	65,926
Loans and leases charged-off	(50,081)
Loans and leases recovered	4,750

Net charge-offs	(45,331)

Balance at December 31, 2008	157,569

Provision for loan and lease losses	79,364
Loans and leases charged-off	(69,354)
Loans and leases recovered	4,703

Net charge-offs	(64,651)

Balance at December 31, 2009	172,282

Provision for loan and lease losses	143,519
Adoption of change in accounting for QSPE	681
Loans and leases charged-off	(95,316)
Loans and leases recovered	6,599

Net charge-offs	(88,717)

Balance at December 31, 2010	$227,765

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The ending balances of loans and leases and the related allowance presented by portfolio segment and allowance methodology as of December 31, 2010 are as follows:

Noncovered loans and leases	Construction and Land Development Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Other	Residential Mortgage	Revolving Mortgage	Construction and Land Development Non-commercial	Consumer	Non-specific	Total
Allowance for loan and lease losses:
Loans and leases individually evaluated for impairment	$5,883	$4,601	$67	$598	$58	$7	$384	$—	$13	$9	$—	$11,620
Loans and leases collectively evaluated for impairment	4,629	60,171	2,133	17,091	3,326	1,466	6,625	18,016	1,738	35,839	—	151,034

Total allowance for loan and lease losses	$10,512	$64,772	$2,200	$17,689	$3,384	$1,473	$7,009	$18,016	$1,751	$35,848	$13,863	$176,517

Loans and leases:
Loans and leases individually evaluated for impairment	$28,327	$57,952	$964	$12,989	$693	$76	$6,162	$—	$514	$102	$—	$107,779
Loans and leases collectively evaluated for impairment	310,602	4,679,910	148,746	1,792,946	300,596	181,939	872,630	2,233,853	192,440	659,136	—	11,372,798

Total loans and leases	$338,929	$4,737,862	$149,710	$1,805,935	$301,289	$182,015	$878,792	$2,233,853	$192,954	$659,238	$—	$11,480,577

Covered loans	Construction and Land Development Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Revolving Mortgage	Construction and Land Development Non-commercial	Consumer and Other	Total
Allowance for loan losses:
Loans individually evaluated for impairment	$5,085	$7,331	$151	$170	$6	$—	$221	$—	$12,964
Loans collectively evaluated for impairment	701	2,613	549	363	107	31	154	23	4,541
Loans acquired with deteriorated credit quality	14,868	3,255	3,448	6,295	—	645	5,232	—	33,743

Total allowance for loan losses	$20,654	$13,199	$4,148	$6,828	$113	$676	$5,607	$23	$51,248

Loans:
Loans individually evaluated for impairment	$59,763	$84,841	$9,330	$8,330	$4,743	$—	$42,957	$—	$209,964
Loans collectively evaluated for impairment	205,669	883,983	166,627	115,060	58,726	9,466	18,588	8,664	1,466,783
Loans acquired with deteriorated credit quality	102,988	120,240	34,704	9,087	11,026	8,400	44,260	—	330,705

Total loans	$368,420	$1,089,064	$210,661	$132,477	$74,495	$17,866	$105,805	$8,664	$2,007,452

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The allowance for loans acquired with deteriorated credit quality since acquisition was $3,500 at December 31, 2009. Provision expense recorded for decreases in expected cash flows from acquired impaired loans was $90,162 for 2010 and reversal of previously recorded provision expense as a result of subsequent increases in expected cash flows on acquired impaired loans was $8,021.

The following table provides information on impaired loans and leases, exclusive of those loans and leases evaluated collectively as a homogeneous group, including interest income recognized in the period during which the loans and leases were considered impaired.

	With a recorded allowance	With no recorded allowance	Total	Related allowance recorded
December 31, 2010
Noncovered impaired loans and leases
Construction and land development—commercial	$28,327	$—	$28,327	$5,883
Commercial mortgage	52,658	5,294	57,952	4,601
Other commercial real estate	964	—	964	67
Commercial and industrial	11,624	1,365	12,989	598
Lease financing	693	—	693	58
Other	76	—	76	7
Residential mortgage	6,162	—	6,162	384
Construction and land development—non-commercial	514	—	514	13
Consumer	102	—	102	9

Total noncovered impaired loans and leases	$101,120	$6,659	$107,779	$11,620

Covered impaired loans
Construction and land development—commercial	$87,682	$75,069	$162,751	$19,953
Commercial mortgage	66,214	138,867	205,081	10,586
Other commercial real estate	29,502	14,532	44,034	3,599
Commercial and industrial	14,455	2,962	17,417	6,465
Residential mortgage	3,352	12,417	15,769	6
Revolving mortgage	3,839	4,561	8,400	645
Construction and land development—non-commercial	34,069	53,148	87,217	5,453

Total covered impaired loans	$239,113	$301,556	$540,669	$46,707

Total impaired loans and leases	$340,233	$308,215	$648,448	$58,327

December 31, 2009
Total noncovered impaired loans and leases	$40,895	$9,902	$50,797	$6,111
Total covered impaired loans	9,948	106,498	116,446	3,500

Total impaired loans and leases	$50,843	$116,400	$167,243	$9,611

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

	Average recorded investment	Unpaid principal balance	Interest income recognized
Noncovered impaired loans and leases
Construction and land development - commercial	$19,235	$28,610	$736
Commercial mortgage	25,451	59,760	2,548
Other commercial real estate	353	964	42
Commercial and industrial	3,420	11,624	663
Lease financing	281	693	37
Other	31	76	5
Residential mortgage	2,314	6,162	212
Construction and land development - non-commercial	182	514	56
Consumer	39	102	9

Total noncovered impaired loans and leases	51,306	108,505	4,308

Covered impaired loans
Construction and land development - commercial	157,367	265,053	7,097
Commercial mortgage	198,297	275,639	8,943
Other commercial real estate	42,577	81,585	1,920
Commercial and industrial	16,841	55,960	759
Residential mortgage	15,247	21,298	688
Revolving mortgage	8,122	11,279	366
Construction and land development - non-commercial	84,332	78,348	3,803

Total covered impaired loans	522,783	789,162	23,576

Total impaired loans and leases	$574,089	$897,667	$27,884

The average recorded investment in impaired loans and leases was $88,183 and $30,920 during the years ended December 31, 2009 and 2008 respectively. Interest income recorded on impaired loans and leases was $835 and $797 for the years ended December 31, 2009 and 2008 respectively.

NOTE F—PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31 are summarized as follows:

	2010	2009
Land	$189,811	$183,319
Premises and leasehold improvements	766,870	740,397
Furniture and equipment	371,138	353,828

Total	1,327,819	1,277,544
Less accumulated depreciation and amortization	485,074	440,462

Total premises and equipment	$842,745	$837,082

There were no premises pledged to secure borrowings at December 31, 2010 and 2009.

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

Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2010:

Year Ending December 31:
2011	$19,354
2012	16,136
2013	11,460
2014	8,937
2015	7,541
Thereafter	51,744

Total minimum payments	$115,172

Total rent expense for all operating leases amounted to $24,627 in 2010, $19,922 in 2009 and $19,096 in 2008, net of rent income, which totaled $1,685, $2,014 and $1,524 during 2010, 2009 and 2008.

NOTE G—RECEIVABLE FROM FDIC FOR LOSS SHARE AGREEMENTS

The following table provides changes in the receivable from the FDIC during 2010 and 2009:

	2010	2009
Balance, January 1	$249,842	$—
Additional receivable from acquisitions	468,429	245,655
Accretion of discounts and premiums, net	4,218	1,387
Receipt of payments from FDIC	(52,422)	—
Post-acquisition adjustments	(46,806)	2,800

Balance, December 31	$623,261	$249,842

The FDIC receivable for loss share agreements is measured separately from the related covered assets and is recorded at fair value. The fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages.

Post-acquisition adjustments represent the net change in loss estimates related to covered loans and OREO as a result of changes in estimated fair values and the allowance for loan and lease losses related to covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded. Adjustments related to acquisition date fair values, made within one year after the closing date of the respective acquisition, are reflected in the bargain purchase gain.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Due to certain inaccuracies in the initial loss share reimbursement filings, FCB has resubmitted loss share filings to the FDIC for periods beginning September 30, 2009 through September 30, 2010. Pending receipt and review of the corrected filings, the FDIC had suspended further payments to FCB including the initial filings for the June 30, 2010 and September 30, 2010 periods. Payments totaling $53.4 million were received in February 2011 for the June 30, 2010 period and an additional $77.2 million is expected during March 2011 for the September 30, 2010 period.

NOTE H—DEPOSITS

Deposits at December 31 are summarized as follows:

	2010	2009
Demand	$3,976,366	$3,215,414
Checking With Interest	1,870,636	1,740,758
Money market accounts	5,064,644	4,185,168
Savings	770,849	640,325
Time	5,952,771	5,555,902

Total deposits	$17,635,266	$15,337,567

Time deposits with a minimum denomination of $100 totaled $3,073,219 and $2,639,326 at December 31, 2010 and 2009, respectively.

At December 31, 2010 the scheduled maturities of time deposits were:

2011	$4,495,840
2012	991,072
2013	165,605
2014	95,314
2015	198,228
Thereafter	6,712

Total time deposits	$5,952,771

NOTE I—SHORT-TERM BORROWINGS

Short-term borrowings at December 31 are as follows:

	2010	2009
Master notes	$371,350	$395,577
Repurchase agreements	78,274	91,583
Notes payable to Federal Home Loan Banks	82,000	128,761
Federal funds purchased	2,551	12,551
Other	12,422	13,933

Total short-term borrowings	$546,597	$642,405

At December 31, 2010, BancShares and its subsidiaries had unused credit lines allowing contingent access to overnight borrowings of up to $500,000 on an unsecured basis. Additionally, under borrowing arrangements with the Federal Home Loan Bank of Atlanta, the banking subsidiaries have access to an aggregate of $1,316,861 on a secured basis.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

NOTE J—LONG-TERM OBLIGATIONS

Long-term obligations at December 31 include:

	2010	2009
Junior subordinated debenture at 8.05 percent maturing March 5, 2028	$154,640	$154,640
Junior subordinated debenture at 3-month LIBOR plus 1.75 percent maturing June 30, 2036	118,557	118,557
Subordinated notes payable at 5.125 percent maturing June 1, 2015	125,000	125,000
Obligations under capitalized leases extending to July 2026	9,903	14,282
Notes payable to Federal Home Loan Bank of Atlanta with rates ranging from 2.85 percent to 4.12 percent and maturities ranging from October 2010 to September 2018	250,000	330,000
Notes payable to the Federal Home Loan Bank of Seattle with rates ranging from 4.74 percent to 5.38 percent and maturities ranging from July 2012 to July 2017	50,000	50,000
Debt from 2005 asset securitization	65,403	—
Unamortized purchase accounting adjustments	6,288	4,721
Other long-term debt	30,158	166

Total long-term obligations	$809,949	$797,366

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

The 2006 Preferred Securities and the 2006 Debenture were issued with a variable rate of 175 basis points above the 3-month LIBOR. Through the use of two interest rate swaps, BancShares has synthetically converted the variable rate coupon on the securities to a fixed rate of 7.125 percent through June 30, 2011 and to a fixed rate of 5.5 percent for the period from July 1, 2011 through June 30, 2016.

FCB/NC Capital Trust I and FCB/NC Capital Trust III are grantor trusts established by BancShares for the purpose of issuing trust preferred capital securities.

The subordinated notes issued during 2005 are unsecured obligations of FCB and are junior to existing and future senior indebtedness and obligations to depositors and general or secured creditors.

Notes payable to the Federal Home Loan Banks of Atlanta and Seattle are secured by investment securities, FHLB stock and loans.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Long-term obligations maturing in each of the five years subsequent to December 31, 2010 include:

2011	$45,075
2012	97,257
2013	55,655
2014	457
2015	205,341
Thereafter	406,164

Total long-term obligations	$809,949

NOTE K—ESTIMATED FAIR VALUES

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

Fair value represents the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, BancShares considers the principal or most advantageous market in which those assets or liabilities could be sold and considers the assumptions that market participants would use when pricing those assets or liabilities. As required under US GAAP, individual fair value estimates are ranked based on the relative reliability of the inputs used in the valuation. Fair values determined using level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined based on level 2 inputs, which exist when observable data exists for similar assets and liabilities. Fair values for assets and liabilities that are not actively traded in observable markets are based on level 3 inputs, which are considered to be nonobservable. It is BancShares’ policy to recognize transfers between levels of the fair value hierarchy at the end of the respective reporting period.

Estimated fair values of financial assets and financial liabilities are provided in the following table. The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below:

Loans held for sale. Fair value for loans held for sale is generally based on market prices for loans with similar characteristics or external valuations.

Loans and leases. Fair values for conforming residential mortgage loans are based on valuations provided by a mortgage broker. For other variable rate loans, carrying value is a reasonable estimate of fair value. For other fixed rate loans, fair values are estimated based on discounted future cash flows using the current interest rates at which

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

loans with similar terms would be made to borrowers of similar credit quality. Additional valuation adjustments are made for liquidity and credit risk.

Receivable from the FDIC for loss share agreements. Fair value is estimated based on discounted future cash flows using current discount rates.

Deposits. For non-time deposits and variable rate time deposits, carrying value is a reasonable estimate of fair value. The fair value of fixed-rate time deposits is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities.

Long-term obligations. For long-term obligations traded in active markets, fair values are determined based on actual market prices. For other long-term obligations, fair values are estimated by discounting future cash flows using current interest rates for similar financial instruments.

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$460,178	$460,178	$480,242	$480,242
Overnight investments	398,390	398,390	723,260	723,260
Investment securities available for sale	4,510,076	4,510,076	2,929,162	2,929,162
Investment securities held to maturity	2,532	2,741	3,603	3,834
Loans held for sale	88,933	88,933	67,381	67,381
Loans covered by loss share agreements, net of allowance for loan and lease losses	1,956,205	1,946,423	1,169,520	1,169,520
Loans and leases not covered by loss share agreements, net of allowance for loan and lease losses	11,304,059	10,995,653	11,476,217	11,060,532
Receivable from FDIC for loss share agreements	623,261	624,785	249,842	249,842
Income earned not collected	83,644	83,644	60,684	60,684
Stock issued by:
Federal Home Loan Bank of Atlanta	47,123	47,123	47,361	47,361
Federal Home Loan Bank of San Francisco	15,490	15,490	5,592	5,592
Federal Home Loan Bank of Seattle	4,490	4,490	4,490	4,490
Deposits	17,635,266	17,695,357	15,337,567	15,396,423
Short-term borrowings	546,597	546,597	642,405	642,405
Long-term obligations	809,949	826,501	797,366	788,004
Accrued interest payable	37,004	37,004	37,881	37,881

At December 31, 2010 and 2009, other assets include $67,103 and $57,443 of stock in various Federal Home Loan Banks (FHLB). The FHLB stock, which is generally redeemable at par value only through the issuer, is carried at its par value. The investment in FHLB stock is considered a long-term investment and its value is based on the ultimate recoverability of par value. Management has concluded that the investments in FHLB stock were not other-than-temporarily impaired as of December 31, 2010.

For off-balance-sheet commitments and contingencies, carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares’ financial position.

Among BancShares’ assets and liabilities, investment securities available for sale and interest rate swaps accounted for as cash flow hedges are reported at their fair values on a recurring basis. Certain other assets are adjusted to their fair

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

value on a nonrecurring basis, including loans held for sale, which are carried at the lower of cost or market. Impaired loans, OREO, goodwill and other intangible assets are periodically tested for impairment. Loans held for investment, deposits, short-term borrowings and long-term obligations are not reported at fair value. BancShares has not elected to voluntarily report any assets or liabilities at fair value.

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of December 31, 2010 and 2009:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant nonobservable inputs (Level 3 inputs)
December 31, 2010
Assets measured at fair value
Investment securities available for sale
U.S. Government	$3,859,386	$3,859,386	$—	$—
Corporate bonds	486,658	486,658	—	—
Residential mortgage-backed securities	143,545	—	143,545	—
Equity securities	19,231	19,231	—	—

State, county, municipal	1,256	—	1,256	—

Total	$4,510,076	$4,365,275	$144,801	$—

Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$9,492	$—	$9,492	$—

December 31, 2009
Assets measured at fair value
Investment securities available for sale
U.S. Government	$2,287,423	$2,287,423	$—	$—
Corporate bonds	485,667	485,667	—	—
Residential mortgage-backed securities	130,338	—	130,338	—
Equity securities	16,622	16,622	—	—
State, county, municipal	6,813	—	6,813	—
Other	2,299	1,012	—	1,287

Total	$2,929,162	$2,790,724	$137,151	$1,287

Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$5,367	$—	$5,367	$—

Prices for US Government securities, corporate bonds and equity securities are readily available in the active markets in which those securities are traded and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for mortgage-backed securities and state, county and municipal securities are obtained using the fair values of similar assets and the resulting fair values are shown in the ‘Level 2 input’ column. At December 31, 2009, the fair value for the retained residual interest from a securitization transaction was determined based on level 3 nonobservable inputs. Based on changes to US GAAP related to accounting for QSPE’s and controlling financial interests that became effective January 1, 2010, the previously securitized loans were consolidated and the residual interest strip was removed from the consolidated balance sheet. There were no transfers between level 1 and level 2 inputs during 2010.

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

For those investment securities available for sale with fair values that are determined by reliance on significant nonobservable inputs, the following table identifies the factors causing the change in fair values for the years ended December 31, 2010 and 2009:

	Investment securities available for sale with fair values based on significant nonobservable inputs
Description	2010	2009
Balance, January 1	$1,287	$5,427
Total gains (losses), realized or unrealized:
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	—	(4,140)
Reduction resulting from accounting change	(1,287)	—

Balance, December 31	$—	$1,287

No gains or losses were reported for the years ended December 31, 2010 and 2009 that relate to fair values estimated based on significant nonobservable inputs. The investment securities valued using Level 3 inputs that were removed from the financial statements during the first quarter of 2010 due to changes in US GAAP effective January 1, 2010 related to investments in the retained interest of a residual interest strip that resulted from an asset securitization.

Certain assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value, and are therefore carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. For assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of December 31, 2010 and 2009:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant nonobservable inputs (Level 3 inputs)
December 31, 2010
Loans held for sale	$88,933	$—	$88,933	$—
Impaired loans:
Covered by loss share agreements	192,406	—	—	192,406
Not covered by loss share agreements	89,500	—	—	89,500

December 31, 2009
Loans held for sale	67,381	—	67,381	—
Impaired loans:
Covered by loss share agreements	6,448	—	—	6,448
Not covered by loss share agreements	34,784	—	—	34,784

The values of loans held for sale are based on prices observed for similar pools of loans. The values of impaired loans are determined by either the collateral value or by the discounted present value of expected cash flows. No financial liabilities were carried at fair value on a nonrecurring basis as of December 31, 2010 and 2009.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Certain non-financial assets and non-financial liabilities are measured at fair value on a nonrecurring basis. OREO is measured and reported at fair value using level 3 inputs for valuations based on nonobservable criteria. The following table provides information regarding OREO for 2010 and 2009.

	Year Ended December 31,
	2010	2009
Current year foreclosures:
Covered under loss share agreements	$116,590	$11,072
Not covered under loss share agreements	40,328	44,617
Loan charge-offs recorded due to the measurement and initial recognition of OREO:
Covered under loss share agreements	62,327	255
Not covered under loss share agreements	14,220	18,493
Write-downs recorded subsequent to foreclosure for OREO:
Covered under loss share agreements	9,185	—
Not covered under loss share agreements	7,099	2,903
Fair value of OREO carried at fair value:
Covered under loss share agreements	34,849	—
Not covered under loss share agreements	15,069	11,135

NOTE L—EMPLOYEE BENEFIT PLANS

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

Defined Benefit Pension Plan

Employees who were hired prior to April 1, 2007 and who qualify under length of service and other requirements may participate in a noncontributory defined benefit pension plan. Under the plan, benefits are based on years of service and average earnings. The policy is to fund amounts approximating the maximum amount that is deductible for federal income tax purposes. BancShares contributed $10,000 to the plan in 2010 and $35,000 to the plan in 2009. The plan’s assets consist of investments in FCB’s common trust funds, which include listed common stocks and fixed income securities, as well as investments in mid-cap, REIT and international stocks as well as TIPS and other fixed income securities through unaffiliated money managers.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Obligations and Funded Status

The following table provides the change in benefit obligation and plan assets and the funded status of the plan at December 31.

	2010	2009
Change in Benefit Obligation
Benefit obligation at January 1	$382,372	$360,021
Service cost	12,191	12,661
Interest cost	22,930	21,900
Actuarial (gain) loss	25,818	(1,221)
Benefits paid	(12,221)	(10,989)

Benefit obligation at December 31	431,090	382,372

Change in Plan Assets
Fair value of plan assets at January 1	387,411	287,018
Actual return on plan assets	48,277	76,382
Employer contributions	10,000	35,000
Benefits paid	(12,221)	(10,989)

Fair value of plan assets at December 31	433,467	387,411

Funded status at December 31	$2,377	$5,039

The amounts recognized in the consolidated balance sheets as of December 31 consist of:

	2010	2009
Other assets	$2,377	$5,039
Other liabilities	—	—

Net asset (liability) recognized	$2,377	$5,039

Amounts recognized in accumulated other comprehensive income at December 31 consist of:

	2010	2009
Net loss (gain)	$72,090	$69,075
Less prior service cost	1,607	1,817

Accumulated other comprehensive loss, excluding income taxes	$73,697	$70,892

The accumulated benefit obligation for the plan at December 31, 2010 and 2009 equaled $350,974 and $307,766, respectively. The plan uses a measurement date of December 31.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The following table shows the components of periodic benefit cost related to the pension plan and changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
Service cost	$12,191	$12,661	$11,750
Interest cost	22,930	21,900	20,384
Expected return on assets	(29,274)	(27,713)	(27,606)
Amortization of prior service cost	210	210	210
Amortization of net actuarial loss	3,800	3,604	970

Total net periodic benefit cost	9,857	10,662	5,708

Current year actuarial gain (loss)	6,815	(49,889)	143,141
Amortization of actuarial gain (loss)	(3,800)	(3,604)	(970)
Amortization of prior service cost	(210)	(210)	(210)

Total recognized in other comprehensive income	2,805	(53,703)	141,961

Total recognized in net periodic benefit cost and other comprehensive income	$12,662	$(43,041)	$147,669

The assumptions used to determine the benefit obligations as of December 31 are as follows:

	2010	2009
Discount rate	5.50%	6.00%
Rate of compensation increase	4.50%	4.50%

The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Discount rate	6.00%	6.00%	6.25%
Rate of compensation increase	4.50%	4.50%	4.25%
Expected long-term return on plan assets	8.00%	8.00%	8.50%

The estimated discount rate, which represents the interest rate that could be obtained for a suitable investment used to fund the benefit obligations, is based on a yield curve developed from high-quality corporate bonds across a full maturity spectrum. The projected cash flows of the pension plan are discounted based on this yield curve, and a single discount rate is calculated to achieve the same present value.

The estimated long-term rate of return on plan assets is used to calculate the value of plan assets over time. The methodology utilized to establish the estimated long-term rate of return on plan assets considers the actual return on plan assets for various time horizons since 1996 as a predictor of probable future returns. Historical returns are modified as appropriate by estimates of future market conditions that may positively or negatively affect estimated future returns. Due to a 22.0 percent loss on plan assets during 2008 and expectations for generally lower investment returns, the rate was adjusted downward to 8.0 percent for 2009. The return on plan assets rebounded materially in 2009 to 24.0 percent and 13.0 percent during 2010. The return on plan assets for the 15-year, 10-year and 5-year periods ended December 31, 2010 equaled 7.77 percent, 6.56 percent and 6.92 percent, respectively. Based on these lower actual returns and expectations for generally modest returns over the next several years, the assumed rate of return for 2011 will be 7.75 percent.

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

The fair values of pension plan assets at December 31, 2010 and 2009 by asset category are as follows:

Asset Category	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	2010 Target Allocation	Actual % of Plan Assets
At December 31, 2010
Cash and equivalents	$2,300	$2,300	—	—	1%	1%
Equity securities(a)					55 - 65%	61%
Consumer discretionary	26,880	26,880	—	—
Consumer staples	9,046	9,046	—	—
Energy	20,616	20,616	—	—
Information technology	46,194	46,194	—	—
Telecommunication	4,633	4,633	—	—
Financials	29,344	29,344	—	—
Utilities	5,260	5,260	—	—
Materials	13,707	13,707	—	—
Health care	29,640	29,640	—	—
Industrials	20,366	20,366	—	—
Rights to purchase securities	30,724	30,724	—	—
Mutual funds	44,707	44,707	—	—
Debt securities(b)					34 - 44%	38%
Bond funds	150,050	—	150,050	—

Total pension assets	$433,467	$283,417	$150,050	$—	100%	100%

At December 31, 2009
Cash and equivalents	$4,212	$4,212	—	—	1%	1%
Equity securities(a)					55 - 65%	61%
Consumer discretionary	29,501	29,501	—	—
Consumer staples	8,025	8,025	—	—
Energy	14,306	14,306	—	—
Information technology	39,414	39,414	—	—
Telecommunication	4,800	4,800	—	—
Financials	25,269	25,269	—	—
Utilities	5,007	5,007	—	—
Materials	3,923	3,923	—	—
Health care	25,539	25,539	—	—
Industrials	22,897	22,897	—	—
Rights to purchase securities	36,320	36,320	—	—
Mutual funds	19,922	19,922	—	—
Debt securities(b)					34 - 44%	38%
Bond funds	148,276	—	148,276	—

Total pension assets	$387,411	$239,135	$148,276	$—	100%	100%

(a)	This category includes investments in equity securities of large, small and medium sized companies from various industries.

(b)	This category represents investment grade bonds from diverse industries.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Cash Flows

During 2011, BancShares anticipates making contributions to the pension plan totaling $10,000. Following are estimated payments to pension plan participants in the indicated periods:

Projected Benefit Payments
2011	$14,363
2012	15,456
2013	16,635
2014	17,927
2015	19,560
2016-2020	123,958

401(k) Savings Plans

Certain employees enrolled in the defined benefit plan are also eligible to participate in a 401(k) savings plan after 31 days of service through deferral of portions of their salary. Based on the employee’s contribution, BancShares matches up to 75 percent of the employee contribution. BancShares made participating contributions of $12,307, $11,582 and $8,229 during 2010, 2009 and 2008, respectively.

At the end of 2007, current employees were given the option to participate in the defined benefit plan or elect to join an enhanced 401(k) savings plan. Based on the employee’s contribution, BancShares matches up to 100 percent of the employee contribution. In addition to the employer match of the employee contributions, the enhanced 401(k) savings plan provides a guaranteed contribution to plan participants if they remain employed at the end of each calendar year. Employees electing to participate in the enhanced 401(k) savings plan and newly-hired employees were enrolled in the enhanced 401(k) savings plan beginning January 1, 2008. Employees who elected to enroll in the enhanced 401(k) savings plan discontinued the accrual of additional years of service under the defined benefit plan after January 1, 2008.

Additional Benefits for Executives and Directors and Officers of Acquired Entities

FCB and ISB have entered into contractual agreements with certain executives that provide payments for a period of ten years following separation from service at an agreed-upon age. These agreements also provide a death benefit in the event a participant dies before the term of the agreement ends. FCB has also assumed liability for contractual obligations to directors and officers of previously-acquired entities.

The following table provides the accrued liability as of December 31, 2010 and 2009 and the changes in the accrued liability during the years then ended:

	Year Ended December 31
	2010	2009
Present value of accrued liability as of January 1	$22,949	$22,114
Benefit expense	105	892
Benefits paid	(2,064)	(1,651)
Benefits forfeited	—	(369)
Interest cost	2,037	1,963

Present value of accrued liability as of December 31	$23,027	$22,949

Discount rate at December 31	5.50%	6.00%

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

NOTE M—NONINTEREST EXPENSE

Other noninterest expense for the years ended December 31 included the following:

	2010	2009	2008
Cardholder and merchant processing	$46,765	$42,605	$42,071
Collection	20,485	2,102	63
Processing fees paid to third parties	13,327	9,672	8,985
Cardholder reward programs	11,624	8,457	9,323
Telecommunications	11,328	11,314	12,061
Advertising	8,301	8,111	8,098
Postage	6,848	6,130	6,517
Amortization of intangible assets	6,202	1,940	2,048
Legal	4,968	5,425	6,308
Other	57,632	55,988	59,421

Total other noninterest expense	$187,480	$151,744	$154,895

NOTE N—INCOME TAXES

At December 31, income tax expense consisted of the following:

	2010	2009	2008
Current tax expense
Federal	$127,025	$25,668	$51,121
State	24,868	5,328	5,806

Total current tax expense	151,893	30,996	56,927

Deferred tax expense (benefit)
Federal	(33,333)	30,356	(8,111)
State	(8,042)	5,416	(270)

Total deferred tax expense (benefit)	(41,375)	35,772	(8,381)

Total income tax expense	$110,518	$66,768	$48,546

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent to pretax income as a result of the following:

	2010	2009	2008
Income taxes at statutory rates	$106,247	$64,085	$48,861
Increase (reduction) in income taxes resulting from:
Nontaxable income on loans, leases and investments, net of nondeductible expenses	(1,571)	(1,556)	(1,468)
State and local income taxes, including change in valuation allowance, net of federal income tax benefit	10,937	6,984	3,598
Tax credits	(4,141)	(2,735)	(2,342)
Other, net	(954)	(10)	(103)

Total income tax expense	$110,518	$66,768	$48,546

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The net deferred tax asset included the following components at December 31:

	2010	2009
Allowance for loan and lease losses	$89,193	$69,170
Executive separation from service agreements	9,017	9,055
State operating loss carryforward	2,377	2,740
Unrealized loss on cash flow hedge	3,748	2,119
Other	10,508	13,105

Gross deferred tax asset	114,843	96,189
Less valuation allowance	91	2,995

Deferred tax asset	114,752	93,194

Accelerated depreciation	14,711	9,404
Lease financing activities	10,111	9,940
Pension	939	6,262
Net unrealized gains on securities included in accumulated other comprehensive loss	9,218	13,768
Net deferred loan fees and costs	3,716	4,790
Intangible asset	13,469	12,201
Gain on FDIC-assisted transactions, deferred for tax purposes	18,384	30,828
Other	1,820	—

Deferred tax liability	72,368	87,193

Net deferred tax asset	$42,384	$6,001

The valuation allowance necessary to reduce BancShares’ gross state deferred tax asset to the amount that is more likely than not to be realized was $91 and $2,995 at December 31, 2010 and 2009, respectively. The decrease in valuation allowance as of December 31, 2010 is primarily related to the release of the ISB state tax valuation allowance in anticipation of the merger into FCB that was approved during 2010 and completed January 7, 2011.

With few exceptions, BancShares and its subsidiaries are no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2007.

Under US GAAP, the benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained based on its technical merit. The liability for unrecognized tax benefits was not material at December 31, 2010 and 2009, and changes in the liability were insignificant during 2010, 2009 and 2008. BancShares does not expect the liability for unrecognized tax benefits to change significantly during 2011. BancShares recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2010, 2009 and 2008 were not material.

NOTE O—TRANSACTIONS WITH RELATED PERSONS

BancShares, FCB and ISB have had, and expect to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (Related Persons).

An analysis of changes in the aggregate amounts of loans to Related Persons for the year ended December 31, 2010 is as follows:

Balance at January 1, 2010	$28,808
New loans	244
Repayments	2,182

Balance at December 31, 2010	$26,870

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Unfunded loan commitments available to Related Persons totaled $16,583 and $16,829 as of December 31, 2010 and 2009, respectively.

BancShares provides processing and operational services to other financial institutions. Certain of these institutions are deemed to be Related Persons since significant shareholders of BancShares are also significant shareholders of the other banks. During 2010, 2009 and 2008, BancShares received $33,654, $31,242 and $31,763, respectively, for services rendered to these Related Persons. The amount recorded from the largest individual institution totaled $22,024, $19,652 and $19,564 for 2010, 2009 and 2008, respectively.

Other expense includes $2,867, $2,854 and $3,499 in legal expense incurred during 2010, 2009 and 2008, respectively, for the firm that serves as BancShares’ general counsel. As a member of BancShares’ board of directors, the senior attorney of that firm was a Related Person until his retirement from the board on December 31, 2010.

Investment securities available for sale include an investment in a financial institution controlled by Related Persons. This investment had a carrying value of $18,381 and $14,633 at December 31, 2010 and 2009, respectively. For each period, the investment had a cost of $508.

NOTE P—DERIVATIVES

At December 31, 2010, BancShares had two interest rate swaps that qualify as cash flow hedges under US GAAP. The fair values of these derivatives are included in other liabilities in the consolidated balance sheets.

The interest rate swaps are used for interest rate risk management purposes and convert variable-rate exposure on outstanding debt to a fixed rate. The interest rate swaps each have a notional amount of $115,000, representing the amount of variable-rate trust preferred capital securities issued during 2006. The 2006 interest rate swap hedges interest payments through June 2011 and requires fixed-rate payments by BancShares at 7.125 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. The 2009 interest rate swap hedges interest payments from July 2011 through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR. As of December 31, 2010, collateral with a fair value of $14,650 was pledged to secure the existing obligation under the interest rate swaps. For both swaps, settlement occurs quarterly.

	December 31, 2010		December 31, 2009
	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
2006 interest rate swap hedging fixed rate exposure on trust preferred securities 2006-2011	$115,000	$2,873	$115,000	$7,424
2009 interest rate swap hedging fixed rate exposure on trust preferred securities 2011-2016	115,000	6,619	115,000	(2,057)

		$9,492		$5,367

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. The ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swaps have been fully effective since inception. Therefore, changes in the fair value of the interest rate swaps have had no impact on net income. For the year ended December 31, 2010 and 2009, BancShares recognized interest expense of $5,869 and $5,234 respectively, resulting from the interest rate swaps, none of which relates to ineffectiveness. The estimated net amount in accumulated other comprehensive income at December 31, 2010 that is expected to be reclassified into earnings within the next 12 months is a net after-tax loss of $2,885. The amount reclassified into earnings from other comprehensive income during 2010 was $3,302 net of deferred tax benefit.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The following table discloses activity in accumulated other comprehensive loss related to the interest rate swaps during the year ended December 31, 2010 and 2009.

	2010	2009
Accumulated other comprehensive loss resulting from interest rate swaps as of January 1	$(5,367)	$(10,668)
Other comprehensive income (loss) recognized during year ended December 31	(4,575)	5,301

Accumulated other comprehensive loss resulting from interest rate swaps as of December 31	$(9,942)	$(5,367)

BancShares monitors the credit risk of the interest rate swap counterparty.

NOTE Q—GOODWILL AND INTANGIBLE ASSETS

There was no goodwill activity during 2010 and 2009. Goodwill totaled $102,625 at December 31, 2010 and 2009 with no impairment recorded during 2010, 2009 or 2008.

US GAAP requires that goodwill be tested each year to determine if goodwill is impaired. The goodwill impairment test requires a two-step method to evaluate and calculate impairment. The first step requires estimation of each reporting unit’s fair value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, a second step is performed to determine whether an impairment charge must be recorded and, if so, the amount of such charge.

BancShares performs annual impairment tests as of July 31 each year. Neither reporting unit required further analysis after the first step for 2010. For 2009, based on the results of the first step, there was no indication of potential impairment for FCB’s goodwill. However, the first test indicated that an impairment of ISB’s $793 of goodwill was possible. The evaluation of impairment performed in the second step included the preparation of a fair value balance sheet for ISB to confirm whether impairment existed. Based on the fair value estimates considered in the analysis, including fair value adjustments on assets not carried at fair value, goodwill was not impaired for ISB in 2009.

The following information relates to other intangible assets, all of which are being amortized over their estimated useful lives:

	2010	2009
Balance, January 1	$6,361	$3,810
Intangible assets generated by FDIC-assisted transactions	9,739	4,397
Other	—	94
Amortization	(6,203)	(1,940)

Balance, December 31	$9,897	$6,361

Based on current estimated useful lives and current carrying values, BancShares anticipates amortization expense for intangible assets in subsequent periods will be:

2011	$3,894
2012	2,759
2013	1,635
2014	493
2015	333
Beyond 2015	783

$9,897

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

NOTE R—REGULATORY REQUIREMENTS

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

Based on the most recent notifications from its regulators, FCB and ISB are well-capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2010 BancShares, FCB and ISB met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect FCB’s and ISB’s well-capitalized status.

Following is an analysis of capital ratios for BancShares, FCB and ISB as of December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
	Amount	Ratio	Requirement for Well-Capitalized	Amount	Ratio	Requirement for Well-Capitalized
BancShares
Tier 1 capital	$1,935,559	14.86%	6.00%	$1,752,384	13.34%	6.00%
Total capital	2,206,890	16.95	10.00	2,047,684	15.59	10.00
Leverage capital	1,935,559	9.18	5.00	1,752,384	9.54	5.00
FCB
Tier 1 capital	1,522,931	14.50	6.00	1,349,972	11.74	6.00
Total capital	1,754,847	16.71	10.00	1,609,388	13.99	10.00
Leverage capital	1,522,931	8.40	5.00	1,349,972	8.63	5.00
ISB
Tier 1 capital	321,043	13.07	6.00	291,897	12.31	6.00
Total capital	364,860	14.85	10.00	334,393	14.11	10.00
Leverage capital	321,043	11.69	5.00	291,897	11.35	5.00

Provisions of the Dodd-Frank Act disallow the inclusion of trust preferred securities, which currently qualify as tier 1 capital, in the capital ratio calculations. Beginning in 2013, one-third of the $265,000 currently included in tier 1 capital will be excluded from capital. Elimination of the trust preferred securities from the December 31, 2010 capital structure would result in a proforma tier 1 leverage ratio of 7.93 percent, a proforma tier 1 risk-based ratio of 12.83 percent and a proforma total risk-based ratio of 14.91 percent. BancShares would continue to remain well-capitalized under current regulatory guidelines.

During 2010, the Board of Directors authorized the purchase of up to 100,000 shares of our Class A common stock and 25,000 shares of our Class B common stock. The repurchase authorization expires on April 30, 2011. The Board’s action approving share repurchases does not require the purchase of shares, and purchase activity may be suspended or discontinued at any time. Any shares of stock that are repurchased will be retired. BancShares did not issue, sell or repurchase any Class A or Class B common stock during 2010 or 2009.

The Board of Directors of FCB may declare a dividend on a portion of its undivided profits as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, without prior regulatory approval. As of December 31, 2010, the amount was $1,615,291. However, to preserve its well-capitalized status, the maximum amount of the dividend was limited to $616,111. Dividends declared by FCB amounted to $50,424 in 2010, $60,509 in 2009 and $54,788 in 2008.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

BancShares and its banking subsidiaries are subject to various requirements imposed by state and federal banking statutes and regulations, including regulations requiring the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of vault cash. For 2010 the requirements averaged $152,011 for FCB and $9,768 for ISB.

NOTE S—COMMITMENTS AND CONTINGENCIES

In order to meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit, and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit-risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment including cash deposits, securities and other assets. At December 31, 2010 and 2009, BancShares had unused commitments totaling $5,364,451 and $5,180,070 respectively.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At December 31, 2010 and 2009, BancShares had standby letters of credit amounting to $70,755 and $73,749, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients, and therefore, these letters of credit are collateralized when necessary.

Residential mortgage loans sold with limited recourse liability represent guarantees to repurchase the loans in the event of nonperformance by the borrower. The recourse period is generally 120 days or less. At December 31, 2010 and 2009, Bancshares has maximum recourse exposure of approximately $253,347 and $204,927 respectively on these mortgage loans. Any loans that are repurchased under the recourse obligation would carry the same credit risk as mortgage loans originated by the company and would be collateralized in the same manner.

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

NOTE T—SEGMENT DISCLOSURES

For all periods reported, BancShares conducted its banking operations through its two banking subsidiaries, FCB and ISB. Although FCB and ISB offered similar products and services to customers, each entity operated in distinct geographic markets and has separate management groups, except California, Washington and Florida, where both operate as a result of the FDIC-assisted transactions. Additionally, the financial results and trends of ISB reflected the de novo nature of its growth. On January 7, 2011, upon receipt of all required regulatory approvals, ISB was merged into FCB. Branches of the former ISB continue to operate under the name IronStone Bank, which is now a division of FCB. For the immediate future, BancShares will maintain the existing segment reporting structure.

Prior to the merger and for all periods shown, FCB operated from a single charter from its branch network in North Carolina, Virginia, West Virginia, Maryland, Tennessee and Washington, D.C. In 2009, FCB extended its franchise into California and Washington through the FDIC-assisted acquisition of certain assets and assumption of certain liabilities of

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

TVB and VB. During 2010, First Citizens Bank extended its franchise into Florida with the FDIC-assisted acquisition of certain assets and assumption of certain liabilities of SAB and grew its network in southern California through the FDIC-assisted acquisition of certain assets and assumption of certain liabilities of First Regional.

ISB began operations in 1997 and operated from a thrift charter in Florida, Georgia, Texas, New Mexico, Arizona, California, Oregon, Washington, Colorado, Oklahoma, Missouri and Kansas. Prior to the merger with FCB, ISB’s significance to BancShares’ consolidated financial results continued to grow.

Management has determined that prior to the January 7, 2011 merger, FCB and ISB are reportable business segments for all periods reported. In the aggregate, FCB and its consolidated subsidiaries, which are integral to its branch operation, and ISB account for more than 90 percent of consolidated assets, revenues and net income.

The ‘Other’ category in the accompanying table includes activities of the parent company and Neuse, Incorporated (Neuse), a subsidiary that owns real property used in the banking operation and owns OREO. The Neuse OREO relates to loans originated by ISB. During 2010 and 2009, Neuse purchased a portion of ISB’s OREO to reduce ISB’s nonperforming assets. To facilitate the potential purchase of additional OREO in the future, ISB agreed to lend Neuse up to $15,000 under a revolving line of credit. No amount was owed by Neuse to ISB as of December 31, 2010 or 2009 under the revolving line of credit.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The following table provides selected balance sheet information for BancShares’ reportable business segments as of December 31, 2010 and 2009:

	As of December 31, 2010
	ISB	FCB	Other	Total	Adjustments	Consolidated
Total assets	$2,746,325	$17,871,917	$2,253,841	$22,872,083	$(2,065,424)	$20,806,659
Loans and leases:
Covered under loss share agreements	—	2,007,452	—	2,007,452	—	2,007,452
Not covered under loss share agreements	2,269,892	9,210,685	—	11,480,577	—	11,480,577
Allowance for loan and lease losses	43,125	184,640	—	227,765	—	227,765
Goodwill	793	101,832	—	102,625	—	102,625
Deposits	2,143,125	15,519,274	—	17,662,399	(27,133)	17,635,266
Nonperforming assets:
Covered under loss share agreements	—	363,461	—	363,461	—	363,461
Not covered under loss share agreements	76,947	105,493	14,211	196,651	—	196,651

Total nonperforming assets	$76,947	$468,954	$14,211	$560,112	$—	$560,112

	As of December 31, 2009
	ISB	FCB	Other	Total	Adjustments	Consolidated
Total assets	$2,573,605	$15,791,475	$2,181,898	$20,546,978	$(2,080,915)	$18,466,063
Loans and leases:
Covered under loss share agreements	—	1,173,020	—	1,173,020	—	1,173,020
Not covered under loss share agreements	2,194,659	9,450,340	—	11,644,999	—	11,644,999
Allowance for loan and lease losses	41,675	130,607	—	172,282	—	172,282
Goodwill	793	101,832		102,625	—	102,625
Deposits	1,967,824	13,406,484	—	15,374,308	(36,741)	15,337,567
Nonperforming assets:
Covered under loss share agreements	—	220,233	—	220,233	—	220,233
Not covered under loss share agreements	62,881	76,622	14,546	154,049	—	154,049

Total nonperforming assets	$62,881	$296,855	$14,546	$374,282	$—	$374,282

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The following table provides selected statement of income information for BancShares’ reportable business segments for the years ended December 31, 2010, 2009 and 2008:

	2010
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$134,986	$833,572	$1,524	$970,082	$(714)	$969,368
Interest expense	40,588	132,630	22,621	195,839	(714)	195,125

Net interest income	94,398	700,942	(21,097)	774,243	—	774,243
Provision for loan and lease losses	18,536	124,983	—	143,519	—	143,519

Net interest income after provision for loan and lease losses	75,862	575,959	(21,097)	630,724	—	630,724
Noninterest income	15,830	398,478	(314)	413,994	(7,780)	406,214
Noninterest expense	89,209	646,683	5,264	741,156	(7,780)	733,376

Income (loss) before income taxes	2,483	327,754	(26,675)	303,562	—	303,562
Income taxes	(24)	120,017	(9,475)	110,518	—	110,518

Net income (loss)	$2,507	$207,737	$(17,200)	$193,044	$—	$193,044

	2009
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$131,253	$602,283	$5,285	$738,821	$(662)	$738,159
Interest expense	52,117	153,477	22,712	228,306	(662)	227,644

Net interest income	79,136	448,806	(17,427)	510,515	—	510,515
Provision for loan and lease losses	33,989	45,375	—	79,364	—	79,364

Net interest income after provision for loan and lease losses	45,147	403,431	(17,427)	431,151	—	431,151
Noninterest income	13,252	401,081	(1,023)	413,310	(9,859)	403,451
Noninterest expense	91,331	568,131	1,900	661,362	(9,859)	651,503

Income (loss) before income taxes	(32,932)	236,381	(20,350)	183,099	—	183,099
Income taxes	(11,664)	85,548	(7,116)	66,768	—	66,768

Net income (loss)	$(21,268)	$150,833	$(13,234)	$116,331	$—	$116,331

	2008
	ISB	FCB	Other	Total	Adjustments	Consolidated
Interest income	$141,061	$662,247	$23,214	$826,522	$(13,171)	$813,351
Interest expense	73,560	221,753	32,803	328,116	(13,171)	314,945

Net interest income	67,501	440,494	(9,589)	498,406	—	498,406
Provision for loan and lease losses	36,208	29,718	—	65,926	—	65,926

Net interest income after provision for loan and lease losses	31,293	410,776	(9,589)	432,480	—	432,480
Noninterest income	12,197	305,399	610	318,206	(10,700)	307,506
Noninterest expense	87,632	521,497	1,953	611,082	(10,700)	600,382

Income (loss) before income taxes	(44,142)	194,678	(10,932)	139,604	—	139,604
Income taxes	(15,234)	67,588	(3,808)	48,546	—	48,546

Net income (loss)	$(28,908)	$127,090	$(7,124)	$91,058	$—	$91,058

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

NOTE U—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included the following as of December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains on investment securities available for sale	$23,195	$9,143	$14,052	$35,769	$14,339	$21,430
Funded status of defined benefit plan	(73,696)	(28,859)	(44,837)	(70,892)	(27,761)	(43,131)
Unrealized loss on cash flow hedge	(9,492)	(3,748)	(5,744)	(5,367)	(2,119)	(3,248)

Total	$(59,993)	$(23,464)	$(36,529)	$(40,490)	$(15,541)	$(24,949)

NOTE V—FIRST CITIZENS BANCSHARES, INC. (PARENT COMPANY)

First Citizens BancShares, Inc.’s principal assets are its investments in and receivables from its subsidiaries. Its sources of income are dividends and interest income. The Parent Company’s condensed balance sheets as of December 31, 2010 and 2009, and the related condensed statements of income and cash flows for the years ended December 31, 2010, 2009 and 2008 are as follows:

CONDENSED BALANCE SHEETS

	December 31
	2010	2009
Assets
Cash	$14,010	$8,467
Investment securities	94,610	82,017
Investment in subsidiaries	1,935,692	1,769,368
Due from subsidiaries	267,299	326,548
Other assets	89,342	58,899

Total assets	$2,400,953	$2,245,299

Liabilities and Shareholders’ Equity
Short-term borrowings	$371,350	$395,577
Long-term obligations	273,197	273,197
Other liabilities	23,444	17,410
Shareholders’ equity	1,732,962	1,559,115

Total liabilities and shareholders’ equity	$2,400,953	$2,245,299

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31
	2010	2009	2008
Interest income	$1,524	$5,285	$23,214
Interest expense	22,633	22,786	32,908

Net interest income (loss)	(21,109)	(17,501)	(9,694)
Dividends from subsidiaries	50,424	60,509	54,788
Other income (loss)	(314)	(1,024)	610
Other operating expense	2,343	3,430	3,422

Income before income tax benefit and equity in undistributed net income of subsidiaries	26,658	38,554	42,282
Income tax benefit	(8,343)	(7,741)	(4,420)

Income before equity in undistributed net income of subsidiaries	35,001	46,295	46,702
Equity in undistributed net income of subsidiaries	158,043	70,036	44,356

Net income	$193,044	$116,331	$91,058

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$193,044	$116,331	$91,058
Adjustments
Undistributed net income of subsidiaries	(158,043)	(70,036)	(44,356)
Net amortization of premiums and discounts	(113)	(246)	(246)
Securities gains	377	615	(103)
Change in other assets	(30,443)	(1,924)	(12,830)
Change in other liabilities	1,409	(1,198)	3,215

Net cash provided by operating activities	6,231	43,542	36,738

INVESTING ACTIVITIES
Net change in due from subsidiaries	59,249	(99,348)	414,443
Purchases of investment securities	(75,180)	—	(90,918)
Maturities and sales of investment securities	65,991	184,010	129,731
Investment in subsidiaries	(14,000)	(40,500)	(45,750)

Net cash provided by investing activities	36,060	44,162	407,506

FINANCING ACTIVITIES
Net change in short-term borrowings	(24,227)	(76,995)	(450,851)
Cash dividends paid	(12,521)	(12,522)	(11,477)

Net cash used by financing activities	(36,748)	(89,517)	(462,328)

Net change in cash	5,543	(1,813)	(18,084)
Cash balance at beginning of year	8,467	10,280	28,364

Cash balance at end of year	$14,010	$8,467	$10,280

Cash payments for
Interest	$22,003	$22,155	$32,457
Income taxes	187,183	20,640	69,506

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2011

FIRST CITIZENS BANCSHARES, INC. (Registrant)

/S/    FRANK B. HOLDING, JR.

Frank B. Holding, Jr.

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on February 28, 2011.

Signature	Title	Date

/s/ FRANK B. HOLDING, JR. Frank B. Holding, Jr.	Chairman	February 28, 2011

/s/ FRANK B. HOLDING * Frank B. Holding	Executive Vice Chairman	February 28, 2011

/S/ KENNETH A. BLACK Kenneth A. Black	Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	February 28, 2011

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	February 28, 2011

/s/ CARMEN HOLDING AMES * Carmen Holding Ames	Director	February 28, 2011

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	February 28, 2011

/s/ GEORGE H. BROADRICK * George H. Broadrick	Director	February 28, 2011

/s/ HOPE HOLDING CONNELL * Hope Holding Connell	Director	February 28, 2011

/s/ HUBERT M. CRAIG, III * Hubert M. Craig, III	Director	February 28, 2011

Signature	Title	Date

/s/ H. LEE DURHAM, JR. * H. Lee Durham, Jr.	Director	February 28, 2011

/s/ DANIEL L. HEAVNER * Daniel L. Heavner	Director	February 28, 2011

/s/ LUCIUS S. JONES * Lucius S. Jones	Director	February 28, 2011

/s/ ROBERT E. MASON, IV * Robert E. Mason, IV	Director	February 28, 2011

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	February 28, 2011

/s/ JAMES M. PARKER * James M. Parker	Director	February 28, 2011

/s/ RALPH K. SHELTON * Ralph K. Shelton	Director	February 28, 2011

*	Kenneth A. Black hereby signs this Annual Report on Form 10-K on February 28, 2011, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/S/ KENNETH A. BLACK
Kenneth A. Black As Attorney-In-Fact

EXHIBIT INDEX

2.1	Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated July 17, 2009 (incorporated by reference from Registrant’s Form 8-K/A filed February 1, 2010 to Form 8-K dated July 17, 2009)
2.2	Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated September 11, 2009 (incorporated by reference from Registrant’s Form 8-K/A filed December 21, 2009 to Form 8-K dated September 11, 2009)
2.3

Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated January 29, 2010 (incorporated by reference from Registrant’s Form 8-K/A filed June 9, 2010 to Form 8-K dated January 29, 2010)

2.4

Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated March 5, 2010 (incorporated by reference from Registrant’s Form 8-K dated March 5, 2010)

2.5	Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated January 21, 2011 (incorporated by reference from Registrant’s Form 8-K dated January 21, 2011)
3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 1992)
3.2	Bylaws of the Registrant, as amended (incorporated by reference from Registrant’s Form 8-K dated April 27, 2009)
4.1	Specimen of Registrant’s Class A Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2008)
4.2	Specimen of Registrant’s Class B Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2008)
4.3	Amended and Restated Trust Agreement of FCB/NC Capital Trust I (incorporated by reference from Registration No. 333-59039)
4.4	Form of Guarantee Agreement (incorporated by reference from Registration No. 333-59039)
4.5	Junior Subordinated Indenture dated March 5, 1998 between Registrant and Bankers Trust Company, as Debenture Trustee (incorporated by reference from Registration No. 333-59039)
4.6	Indenture dated June 1, 2005 between Registrant’s subsidiary First-Citizens Bank & Trust Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Registrant’s Form 8-K dated June 1, 2005)
4.7	First Supplemental Indenture dated June 1, 2005 between Registrant’s subsidiary First-Citizens Bank & Trust Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Registrant’s Form 8-K dated June 1, 2005)
4.8	Amended and Restated Trust Agreement of FCB/NC Capital Trust III (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)
4.9	Guarantee Agreement relating to Registrant’s guarantee of the capital securities of FCB/NC Capital Trust III (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)
4.10	Junior Subordinated Indenture dated May 18, 2006 between Registrant and Wilmington Trust Company, as Debenture Trustee (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)
10.1	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Frank B. Holding, Jr. (incorporated by reference from Registrant’s Form 8-K dated February 18, 2011)
10.2	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Frank B. Holding (incorporated by reference from Registrant’s Form 8-K dated February 3, 2009)

10.3	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Hope Holding Connell (incorporated by reference to Registrant’s Form 8-K dated February 18, 2011)
10.4	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Edward L. Willingham, IV (incorporated by reference to Registrant’s Form 8-K dated February 18, 2011)
10.5	Offer of employment by Registrant’s subsidiary First-Citizens Bank & Trust Company to Carol B. Yochem (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2006)
10.6	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Carol B. Yochem (incorporated by reference to Registrant’s Form 8-K dated February 18, 2011)
10.7	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Kenneth A. Black (incorporated by reference to Registrant’s Form 8-K dated February 18, 2011)
10.8	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary IronStone Bank and James M. Parker (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2007)
10.9

Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary IronStone Bank and James M. Parker (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2008)

10.10	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary IronStone Bank and James M. Parker (incorporated by reference from Registrant’s Form 8-K dated February 4, 2009)
10.11	Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary IronStone Bank and James M. Parker (filed herewith)
10.12	Consultation Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, and George H. Broadrick (incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2006)
21	Subsidiaries of the Registrant (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
99.1	Proxy Statement for Registrant’s 2011 Annual Meeting (separately filed)
*101.INS	XBRL Instance Document (filed herewith)
*101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	XBRL Taxonomy Definition Linkbase (filed herewith)

*	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO

KENNETH A. BLACK, CHIEF FINANCIAL OFFICER OF FIRST CITIZENS BANCSHARES, INC.