Form 10-Q
period 2011-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2011-05-10
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

(Number of shares outstanding, by class, as of May 10, 2011)

Part 1

Item 1. Financial Statements (Unaudited)

First Citizens BancShares, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31* 2011	December 31# 2010	March 31* 2010
	(thousands, except share data)
Assets
Cash and due from banks	$406,252	$460,178	$745,180
Overnight investments	585,286	398,390	866,562
Investment securities available for sale	4,202,016	4,510,076	3,375,158
Investment securities held to maturity	2,341	2,532	3,324
Loans held for sale	48,222	88,933	59,530
Loans and leases:
Covered by loss share agreements	2,658,134	2,007,452	2,602,261
Not covered by loss share agreements	11,392,351	11,480,577	11,640,041
Less allowance for loan and lease losses	232,597	227,765	176,273

Net loans and leases	13,817,888	13,260,264	14,066,029
Premises and equipment	839,463	842,745	839,960
Other real estate owned:
Covered by loss share agreements	137,479	112,748	109,783
Not covered by loss share agreements	49,584	52,842	48,368
Income earned not collected	98,501	83,644	73,368
Receivable from FDIC for loss share agreements	624,322	623,261	687,455
Goodwill	102,625	102,625	102,625
Other intangible assets	9,265	9,897	14,522
Other assets	244,251	258,524	223,827

Total assets	$21,167,495	$20,806,659	$21,215,691

Liabilities
Deposits:
Noninterest-bearing	$4,164,449	$3,976,366	$3,762,622
Interest-bearing	13,647,287	13,658,900	14,081,205

Total deposits	17,811,736	17,635,266	17,843,827
Short-term borrowings	666,417	546,597	594,121
Long-term obligations	801,081	809,949	922,207
Other liabilities	99,128	81,885	187,946

Total liabilities	19,378,362	19,073,697	19,548,101
Shareholders’ Equity
Common stock:
Class A - $1 par value (8,756,778 shares issued for all periods)	8,757	8,757	8,757
Class B - $1 par value (1,677,675 shares issued for all periods)	1,678	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,674,839	1,615,290	1,538,248
Accumulated other comprehensive loss	(39,907)	(36,529)	(24,859)

Total shareholders’ equity	1,789,133	1,732,962	1,667,590

Total liabilities and shareholders’ equity	$21,167,495	$20,806,659	$21,215,691

*	Unaudited
#	Derived from the 2010 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries

Consolidated Statements of Income

	Three Months Ended March 31
	2011	2010
	(thousands, except share and per share data, unaudited)
Interest income
Loans and leases	$231,453	$187,074
Investment securities:
U. S. Treasury and government agency	8,257	9,350
Residential mortgage-backed securities	2,653	1,564
Corporate bonds	2,176	2,135
State, county and municipal	13	33
Other	259	70

Total investment securities interest and dividend income	13,358	13,152
Overnight investments	389	474

Total interest income	245,200	200,700
Interest expense
Deposits	29,820	38,116
Short-term borrowings	1,697	756
Long-term obligations	9,696	10,792

Total interest expense	41,213	49,664

Net interest income	203,987	151,036
Provision for loan and lease losses	44,419	16,930

Net interest income after provision for loan and lease losses	159,568	134,106
Noninterest income
Gain on acquisitions	65,508	136,000
Cardholder and merchant services	26,780	23,788
Service charges on deposit accounts	15,790	18,827
Wealth management services	13,288	11,734
Fees from processing services	7,246	7,223
Securities (losses) gains	(449)	1,131
Other service charges and fees	5,957	4,648
Mortgage income	2,315	1,411
Insurance commissions	2,534	2,806
ATM income	1,590	1,655
Adjustments to FDIC receivable for loss share agreements	(10,379)	2,587
Other	910	139

Total noninterest income	131,090	211,949
Noninterest expense
Salaries and wages	75,804	72,160
Employee benefits	19,649	18,311
Occupancy expense	18,313	17,836
Equipment expense	17,391	15,815
FDIC deposit insurance	8,225	4,887
Foreclosure-related expenses	5,488	4,061
Other	45,158	39,880

Total noninterest expense	190,028	172,950

Income before income taxes	100,630	173,105
Income taxes	37,951	66,494

Net income	$62,679	$106,611

Average shares outstanding	10,434,453	10,434,453
Net income per share	$6.01	$10.22

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands, except share data, unaudited)
Balance at December 31, 2009	$8,757	$1,678	$143,766	$1,429,863	$(24,949)	$1,559,115
Adjustment resulting from adoption of a change in accounting for QSPEs and controlling financial interests effective January 1, 2010	0	0	0	4,904	0	4,904
Comprehensive income:
Net income	0	0	0	106,611	0	106,611
Change in unrealized securities gains arising during period, net of $1,173 deferred tax	0	0	0	0	1,650	1,650
Reclassification adjustment for gains included in net income, net of $447 deferred tax benefit	0	0	0	0	(684)	(684)
Change in unrecognized loss on cash flow hedges, net of $572 deferred tax benefit	0	0	0	0	(876)	(876)

Total comprehensive income						106,701

Cash dividends	0	0	0	(3,130)	0	(3,130)

Balance at March 31, 2010	$8,757	$1,678	$143,766	$1,538,248	$(24,859)	$1,667,590

Balance at December 31, 2010	$8,757	$1,678	$143,766	$1,615,290	$(36,529)	$1,732,962
Comprehensive income:
Net income	0	0	0	62,679	0	62,679
Change in unrealized securities gains arising during period, net of $3,447 deferred tax benefit	0	0	0	0	(5,692)	(5,692)
Reclassification adjustment for losses included in net income, net of $177 deferred tax	0	0	0	0	272	272
Change in unrecognized loss on cash flow hedges, net of $678 deferred tax	0	0	0	0	1,039	1,039
Change in pension obligation, net of $645 deferred tax	0	0	0	0	1,003	1,003

Total comprehensive income						59,301

Cash dividends	0	0	0	(3,130)	0	(3,130)

Balance at March 31, 2011	$8,757	$1,678	$143,766	$1,674,839	$(39,907)	$1,789,133

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	For the three months ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$62,679	$106,611
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	1,169	1,578
Provision for loan and lease losses	44,419	16,930
Deferred tax (benefit) expense	1,155	(16,448)
Change in current taxes payable	30,455	24,399
Depreciation	16,114	15,299
Change in accrued interest payable	(9,074)	(4,761)
Change in income earned not collected	(9,582)	(5,024)
Gain on acquisitions	(65,508)	(136,000)
Securities losses (gains)	449	(1,131)
Origination of loans held for sale	(87,719)	(114,974)
Proceeds from sale of loans	130,641	124,196
Gain on sale of loans	(2,211)	(1,371)
Loss on sale of other real estate	2,074	2,809
Net amortization of premiums and discounts	(35,624)	10,991
Net change in FDIC receivable for loss share agreements	128,845	19,917
Net change in other assets	143,341	41,963
Net change in other liabilities	(14,193)	46,520

Net cash provided by operating activities	337,430	131,504

INVESTING ACTIVITIES
Net change in loans outstanding	119,185	200,380
Purchases of investment securities held to maturity	0	1
Purchases of investment securities available for sale	(141,592)	(672,023)
Proceeds from maturities of investment securities held to maturity	191	278
Proceeds from maturities of investment securities available for sale	522,893	261,201
Proceeds from sales of investment securities available for sale	191,697	24,137
Net change in overnight investments	(186,896)	(143,302)
Proceeds from sale of other real estate	18,067	33,912
Additions to premises and equipment	(12,832)	(18,177)
Net cash received from acquisitions	962,977	106,489

Net cash provided (used) by investing activities	1,473,690	(207,104)

FINANCING ACTIVITIES
Net change in time deposits	(367,974)	85,986
Net change in demand and other interest-bearing deposits	(1,060,414)	712,543
Net change in short-term borrowings	(217,033)	(454,861)
Repayment of long-term obligations	(216,495)	0
Cash dividends paid	(3,130)	(3,130)

Net cash provided (used) by financing activities	(1,865,046)	340,538

Change in cash and due from banks	(53,926)	264,938
Cash and due from banks at beginning of period	460,178	480,242

Cash and due from banks at end of period	$406,252	$745,180

CASH PAYMENTS FOR:
Interest	$50,287	$54,425
Income taxes	9,100	130

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities (losses) gains	$(9,339)	$1,692
Unrealized gain (loss) on cash flow hedge	1,717	(1,448)
Prepaid pension benefit	1,648	0
Transfers of loans to other real estate	46,929	23,770
Acquisitions:
Assets acquired	2,227,404	2,291,659
Liabilities assumed	(2,161,896)	2,155,861
Net assets acquired	65,508	135,798

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in BancShares’ 2010 Form 10-K. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2011. However, with the exception of adjustments to acquisition fair values, the reclassifications have no effect on shareholders’ equity or net income as previously reported. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. We have reduced previously reported amounts of net income and retained earnings for the three months ended March 31, 2010 by $1,003 as a result of adjustments to the fair value of assets acquired in the first quarter of 2010.

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

During 2011, 2010 and 2009, BancShares’ wholly-owned subsidiary, First-Citizens Bank & Trust Company (FCB), acquired assets and assumed liabilities of five entities as noted below (collectively referred to as “the Acquisitions”) with the assistance of the Federal Deposit Insurance Corporation (FDIC), which had been appointed Receiver of each entity by its respective state banking authority.

Name of entity	Headquarters location	Date of transaction
United Western Bank (United Western)	Denver, Colorado	January 21, 2011
Sun American Bank (SAB)	Boca Raton, Florida	March 5, 2010
First Regional Bank (First Regional)	Los Angeles, California	January 29, 2010
Venture Bank (VB)	Lacey, Washington	September 11, 2009
Temecula Valley Bank (TVB)	Temecula, California	July 17, 2009

The acquired assets and assumed liabilities were recorded at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the Acquisitions. Management judgmentally assigned risk ratings to loans based on credit quality, appraisals and estimated collateral values, estimated expected cash flows, and applied appropriate liquidity and coupon discounts to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. FCB also recorded identifiable intangible assets representing the estimated values of the assumed core deposits and other customer relationships. Management used quoted or current market prices to determine the fair value of investment securities. Fair values of short-term borrowings and long-term obligations were estimated inclusive of any prepayment penalties.

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

Acquired loans are recorded at fair value at the date of acquisition. The fair values are recorded net of a nonaccretable difference and, if appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is included as a reduction to the carrying amount of acquired loans. Subsequent decreases to expected cash flows will generally result in recognition of an allowance by a charge to provision for loan and lease losses. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation regarding the amount and timing of such cash flows. Subsequent increases in expected cash flows result in either a reversal of the provision for loan and lease losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on the accretable yield.

BancShares did not initially estimate the amount and timing of cash flows for loans acquired from TVB and VB at the dates of the acquisitions and, therefore, the cost recovery method is being applied to these loans. Cash flow analyses were performed on loans acquired from First Regional, SAB, and United Western in order to determine the cash flows expected to be collected. BancShares is accounting for substantially all acquired loans on a loan level basis since the majority of the portfolios acquired consist of large non-homogeneous commercial loans.

Receivable from FDIC for Loss Share Agreements

The receivable from the FDIC for loss share agreements is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable should the assets be sold. Fair value at acquisition was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages and the estimated true-up payment at the expiration of the loss share agreements, if applicable. These cash flows were discounted to reflect the estimated timing of the receipt of the loss share reimbursements from the FDIC and any applicable true-up payment owed to the FDIC for transactions that include claw-back provisions. The FDIC receivable has been reviewed and updated prospectively as loss estimates related to covered loans and other real estate owned change, and as reimbursements are received or expected to be received from the FDIC. Post-acquisition adjustments to the FDIC receivable are charged or credited to noninterest income.

Other Real Estate Owned Covered by Loss Share Agreements

Other real estate owned (OREO) covered by loss share agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC. Subsequent downward adjustments to the estimated recoverable value of covered OREO result in a reduction of covered OREO, a charge to other noninterest expense and an increase in the FDIC receivable for the estimated amount to be reimbursed, with a corresponding amount recorded as an adjustment to other noninterest income. OREO is presented at the estimated present value that management expects to receive when the property is sold, net of related costs of disposal. Management used appraisals of properties to determine fair values and applied additional discounts where appropriate for passage of time or, in certain cases, for subsequent events occurring after the appraisal date.

Recently Adopted Accounting Policies and Other Regulatory Issues

In July, 2010, the FASB issued Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss (ASU 2010-20). In an effort to provide financial statement users with greater transparency about the allowance for loan and lease losses, ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in the portfolio and how risk is analyzed and assessed in determining the amount of the allowance. Changes in the allowance will also require disclosure. The end-of-period disclosures were effective for BancShares on December 31, 2010 with the exception of disclosures related to troubled debt restructurings which become effective for interim and annual periods ending after June 15, 2011. The disclosures related to activity during a period are effective during 2011. The provisions of ASU 2010-20 have affected disclosures regarding the allowance for loan and lease losses, but will have no impact on financial condition, results of operations or liquidity.

Note B

Federally Assisted Acquisition of United Western Bank

On January 21, 2011, FCB entered into an agreement with the FDIC, as Receiver, to purchase substantially all the assets and assume the majority of the liabilities of United Western Bank (United Western) of Denver, Colorado at a discount of $213,000 with no deposit premium. United Western operated in Denver, Colorado, with eight branch locations in Boulder, Centennial, Cherry Creek, downtown Denver, Hampden at Interstate 25, Fort Collins, Longmont and Loveland. The Purchase and Assumption Agreement with the FDIC includes loss share agreements on the covered loans and other real estate purchased by FCB which provides protection against losses to FCB.

Loss share agreements between the FDIC and FCB (one for single family residential mortgage loans and the other for all other loans and OREO) provide significant loss protection to FCB for all non-consumer loans and OREO. Under the loss share agreement for single family residential mortgage loans (SFRs), the FDIC will cover 80 percent of covered loan losses up to $32,489; 0 percent from $32,489 up to $57,653 and 80 percent of losses in excess of $57,653. The loss share agreement for all other non-consumer loans and OREO will cover 80 percent of covered loan and OREO losses up to $111,517; 30 percent of losses from $111,517 to $227,032; and 80 percent of losses in excess of $227,032. Consumer loans are not covered under the FDIC loss share agreements.

The SFR loss share agreement covers losses recorded during the ten years following the date of the transaction, while the term for the loss share agreement covering all other loans and OREO is five years. The SFR loss share agreement also covers recoveries received for ten years following the date of the transaction, while recoveries of all other loans and OREO will be shared with the FDIC for a five-year period. The losses reimbursable by the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the loss share agreements.

The loss share agreements include a true-up payment in the event FCB’s losses do not reach the Total Intrinsic Loss Estimate of $294,000. On March 17, 2021, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of the following calculation: A-(B+C+D), where (A) equals 20 percent of the Total Intrinsic Loss Estimate, or $58,800; (B) equals 20 percent of the Net Loss Amount; (C) equals 25 percent of the asset (discount) bid, or ($53,250); and (D) equals 3.5 percent of total Shared Loss Assets at Bank Closing, or $37,936. Current loss estimates suggest that a true-up payment of $10,478 will be paid to the FDIC during 2021.

The FDIC-assisted acquisition of United Western was accounted for under the acquisition method of accounting. The statement of net assets acquired and the resulting acquisition gain are presented in the following table. As indicated in the explanatory notes that accompany the following table, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at their respective acquisition date estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. During this one year period, the causes of any changes in cash flow estimates are considered to determine whether the change results from circumstances that existed as of the acquisition date or if the change results from an event that occurred after the acquisition.

First quarter 2011 noninterest income includes an acquisition gain of $65,508 that resulted from the United Western FDIC-assisted acquisition. The gain resulted from the difference between the estimated fair value of acquired assets and assumed liabilities. FCB recorded a deferred tax liability for the gain of $25,653 resulting from differences between the financial statement and tax bases of assets acquired and liabilities assumed in this transaction.

	January 21, 2011
	As recorded by United Western	Fair value adjustments		As recorded by FCB
Assets
Cash and due from banks	$420,902	$—		$420,902
Investment securities available for sale	281,862	—		281,862
Loans covered by loss share agreements	1,046,072	(278,913	)a	767,159
Other real estate owned covered by loss share agreements	37,812	(10,252	)b	27,560
Income earned not collected	5,275	—		5,275
Receivable from FDIC for loss share agreements	—	140,285	c	140,285
FHLB stock	22,783	—		22,783
Mortgage servicing rights	4,925	(1,489	)d	3,436
Core deposit intangible	—	537	e	537
Other assets	15,421	109	f	15,530

Total assets acquired	$1,835,052	$(149,723)		$1,685,329

Liabilities				—
Deposits:
Noninterest-bearing	$101,875	$—		$101,875
Interest-bearing	1,502,983	—		1,502,983

Total deposits	1,604,858	—		1,604,858
Short-term borrowings	336,853	—		336,853
Long-term obligations	206,838	789	g	207,627
Other liabilities	13,123	(565	)h	12,558

Total liabilities assumed	2,161,672	224		2,161,896

Excess (shortfall) of assets acquired over liabilities assumed	$(326,620)

Aggregate fair value adjustments		$(149,947)

Cash received from the FDIC				$542,075
Gain on acquisition of United Western				$65,508

Explanation of fair value adjustments

a - Adjustment reflects the fair value adjustments based on FCB’s evaluation of the acquired loan portfolio.

b - Adjustments to reflect the estimated OREO losses based on FCB’s evaluation of the acquired OREO portfolio.

c - Adjustment reflects the estimated fair value of payments FCB will receive from the FDIC under the loss share agreements.

d - Adjustment to reflect the estimated fair value of mortgage servicing rights.

e - Adjustment reflects the estimated value of the core deposit intangible.

f - Adjustment reflects the amount needed to adjust the carrying value of other assets to their estimated fair value.

g - Adjustment reflects the amount needed to adjust the carrying value of long-term obligations to extimated fair value based on the prepayment penalties that would be owed to the counterparty.

h - Adjustment reflects the amount needed to adjust the carrying value of assumed deferred tax liabilities to their estimated fair value.

Results of operations for United Western prior to their respective acquisition dates are not included in the income statement.

Due to the significant amount of fair value adjustments, the resulting accretion of those fair value adjustments and the protection resulting from the FDIC loss share agreements, historical results of United Western are not relevant to BancShares’ results of operations. Therefore, no pro forma information is presented.

Note C

Investments

The aggregate values of investment securities at March 31 along with unrealized gains and losses determined on an individual security basis are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
March 31, 2011
U. S. Treasury and government agency securities	$3,580,088	$3,043	$17,628	$3,565,503
Corporate bonds	453,390	6,327	—	459,717
Residential mortgage-backed securities	152,483	3,971	532	155,922
Equity securities	965	18,656	—	19,621
State, county and municipal	1,238	19	4	1,253

Total investment securities available for sale	$4,188,164	$32,016	$18,164	$4,202,016

December 31, 2010
U. S. Treasury and government agency securities	$3,866,135	$4,402	$11,151	$3,859,386
Corporate bonds	479,160	7,498	—	486,658
Residential mortgage-backed securities	139,291	4,522	268	143,545
Equity securities	1,055	18,176	—	19,231
State, county and municipal	1,240	20	4	1,256

Total investment securities available for sale	$4,486,881	$34,618	$11,423	$4,510,076

March 31, 2010
U. S. Treasury and government agency securities	$2,681,265	$11,367	$1,119	$2,691,513
Corporate bonds	480,576	6,054	—	486,630
Residential mortgage-backed securities	174,519	3,281	436	177,364
Equity securities	1,544	16,836	—	18,380
State, county and municipal	1,244	30	3	1,271

Total investment securities available for sale	$3,339,148	$37,568	$1,558	$3,375,158

Investment securities held to maturity
March 31, 2011
Residential mortgage-backed securities	$2,341	$217	$21	$2,537

Total investment securities held to maturity	$2,341	$217	$21	$2,537

December 31, 2010
Residential mortgage-backed securities	$2,532	$235	$26	$2,741

Total investment securities held to maturity	$2,532	$235	$26	$2,741

March 31, 2010
Residential mortgage-backed securities	$3,173	$275	$26	$3,422
State, county and municipal	151	—	—	151

Total investment securities held to maturity	$3,324	$275	$26	$3,573

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

	March 31, 2011		December 31, 2010		March 31, 2010
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Maturing in:
One year or less	$2,966,749	$2,958,654	$3,441,185	$3,436,818	$2,004,230	$2,013,062
One through five years	895,234	895,807	916,101	921,536	1,159,558	1,167,353
Five through 10 years	21,099	21,099	1,683	1,710	9,403	9,422
Over 10 years	304,117	306,835	126,857	130,781	164,413	166,941
Equity securities	965	19,621	1,055	19,231	1,544	18,380

Total investment securities available for sale	$4,188,164	$4,202,016	$4,486,881	$4,510,076	$3,339,148	$3,375,158

Investment securities held to maturity
Maturing in:
One through five years	5	3	—	—	151	151
Five through 10 years	2,214	2,368	2,404	2,570	3,032	3,240
Over 10 years	122	166	128	171	141	182

Total investment securities held to maturity	$2,341	$2,537	$2,532	$2,741	$3,324	$3,573

For each period presented, securities gains (losses) include the following:

	Three months ended March 31,
	2011	2010
Gross gains on sales of investment securities available for sale	$156	$2,860
Gross losses on sales of investment securities available for sale	(605)	(1,729)

Total securities gains (losses)	$(449)	$1,131

The following table provides information regarding securities with unrealized losses as of March 31:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
Investment securities available for sale:
U. S. Treasury and government agency securities	$2,138,529	$17,628	$—	$—	$2,138,529	$17,628
Residential mortgage-backed securities	33,644	503	462	29	34,106	532
State, county and municipal	528	4	10	—	538	4

Total	$2,172,701	$18,135	$472	$29	$2,173,173	$18,164

Investment securities held to maturity:
Mortgage-backed securities	$—	$—	$19	$21	$19	$21
March 31, 2010
Investment securities available for sale:
U. S. Treasury and government agency securities	$644,407	$1,119	$—	$—	$644,407	$1,119
Residential mortgage-backed securities	33,651	352	2,332	84	35,983	436
State, county and municipal	—	—	438	3	438	3

Total	$678,058	$1,471	$2,770	$87	$680,828	$1,558

Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$29	$26	$29	$26

Investment securities with an aggregate fair value of $491 have had continuous unrealized losses for more than twelve months as of March 31, 2011 with an aggregate unrealized loss of $50. These 17 investments include residential mortgage-backed and state, county and municipal securities. None of the unrealized losses identified as of March 31, 2011 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.

Investment securities having an aggregate carrying value of $2,604,467 at March 31, 2011, $2,096,850 at December 31, 2010 and $1,720,227 at March 31, 2010 were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

Note D

Loans and Leases

Loans and leases outstanding include the following as of the dates indicated:

	March 31, 2011	December 31, 2010	March 31, 2010
Covered loans	$2,658,134	$2,007,452	$2,602,261
Noncovered loans and leases:
Commercial:
Construction and land development	373,769	338,929	480,191
Commercial mortgage	4,763,393	4,737,862	4,589,291
Other commercial real estate	147,150	149,710	161,770
Commercial and industrial	1,792,042	1,869,490	1,793,195
Lease financing	295,994	301,289	316,912
Other	174,370	182,015	198,068

Total commercial loans	7,546,718	7,579,295	7,539,427
Non-commercial:
Residential mortgage	808,650	878,792	912,955
Revolving mortgage	2,299,668	2,233,853	2,159,581
Construction and land development	145,864	192,954	163,840
Consumer	591,451	595,683	864,238

Total non-commercial loans	3,845,633	3,901,282	4,100,614

Total noncovered loans and leases	11,392,351	11,480,577	11,640,041

Total loans and leases	$14,050,485	$13,488,029	$14,242,302

	March 31, 2011			December 31, 2010			March 31, 2010
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
Covered loans:
Commercial:
Construction and land development	$112,271	$290,045	$402,316	$102,988	$265,432	$368,420	$136,452	$463,523	$599,975
Commercial mortgage	141,869	1,290,763	1,432,632	120,240	968,824	1,089,064	192,190	987,334	1,179,524
Other commercial real estate	36,338	126,967	163,305	34,704	175,957	210,661	20,865	54,306	75,171
Commercial and industrial	31,124	139,917	171,041	9,087	123,390	132,477	35,895	166,579	202,474
Lease financing	22	249	271	—	—	—	—	—	—
Other	—	1,729	1,729	—	1,510	1,510	5,066	12,681	17,747

Total commercial loans	321,624	1,849,670	2,171,294	267,019	1,535,113	1,802,132	390,468	1,684,423	2,074,891
Non-commercial:
Residential mortgage	19,846	327,547	347,393	11,026	63,469	74,495	41,102	250,191	291,293
Revolving mortgage	7,341	16,068	23,409	8,400	9,466	17,866	4,945	16,720	21,665
Construction and land development	56,829	54,596	111,425	44,260	61,545	105,805	46,557	158,153	204,710
Consumer	140	4,473	4,613	—	7,154	7,154	1,478	8,224	9,702

Total non-commercial loans	84,156	402,684	486,840	63,686	141,634	205,320	94,082	433,288	527,370

Total covered loans	$405,780	$2,252,354	$2,658,134	$330,705	$1,676,747	$2,007,452	$484,550	$2,117,711	$2,602,261

At March 31, 2011, $2,376,716 in noncovered loans were pledged to secure debt obligations, compared to $3,744,067 at December 31, 2010 and $3,590,324 at March 31, 2010.

Description of segment and class risks

Each portfolio segment and the classes within those segments are subject to risks that could have an adverse impact on the credit quality of the loan and lease portfolio. Management has identified the most significant risks as described below which are generally similar among the segments and classes. While the list in not exhaustive, it provides a description of the risks that management has determined are the most significant.

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

Commercial mortgage, commercial and industrial and lease financing

Commercial mortgage and commercial and industrial loans and lease financing are primarily dependent on the ability of our customers to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a customer’s business results are significantly unfavorable versus the original projections, the ability for our loan to be serviced on a basis consistent with the contractual terms may be at risk. While these loans and leases are generally secured by real property, personal property, or business assets such as inventory or accounts receivable, it is possible that the liquidation of the collateral will not fully satisfy the obligation.

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

Residential mortgage and non-commercial construction and land development

Residential mortgage and non-commercial construction and land development loans are to individuals and are typically secured by 1-4 family residential property, undeveloped land, and partially developed land in anticipation of pending construction of a personal residence. Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral. Such a decline in values has led to unprecedented levels of foreclosures and losses during 2008-2010 within the banking industry. Non-commercial construction and land development loans often experience delays in completion and cost overruns that exceed the borrower’s financial ability to complete the project. Such cost overruns can routinely result in foreclosure of partially completed and unmarketable collateral.

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

Credit quality indicators

Loans and leases are monitored for credit quality on a recurring basis. The credit quality indicators used are dependent on the portfolio segment to which the loan relates. Commercial loans and leases, non-commercial loans and leases, and covered loans have different credit quality indicators as a result of the methods used to monitor each of these loan segments.

The loan and lease credit quality indicators for commercial loans and leases and covered loans are developed through review of individual borrowers on an ongoing basis. Each borrower is evaluated at least annually with more frequent evaluation of more severely criticized loans or leases. The indicators represent the rating for loans or leases as of the date presented based on the most recent assessment performed. These credit quality indicators are defined as follows:

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

Doubtful – An asset classified doubtful has all the weaknesses inherent in an asset classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions, and values.

Loss – Assets classified loss are considered uncollectible and of such little value that their continuing to be carried as an asset is not warranted. This classification is not necessarily equivalent to no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be effected in the future.

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of noncovered, ungraded loans at March 31, 2011 relate to business credit cards and tobacco buyout loans. Tobacco buyout loans with an outstanding balance of $60,900 at March 31, 2011 are secured by assignments of receivables made pursuant to the Fair and Equitable Tobacco Reform Act of 2004. The credit risk associated with these loans is considered low as the payments that began in 2005 and continue through 2014 are to be made by the Commodity Credit Corporation which is part of the United States Department of Agriculture. The majority of covered, ungraded loans relate to loans secured by the first lien on 1-4 family residences acquired from United Western. These loans are not graded because this group of loans is made up of a large number of small balance, homogeneous loans.

The loan credit quality indicators for noncovered, non-commercial loans and leases are based on the delinquency status of the borrower. As the borrower becomes more delinquent, the likelihood of loss increases.

The composition of the loans and leases outstanding at March 31, 2011 and December 31, 2010 by credit quality indicator is provided below

	Commercial noncovered loans and leases
Grade:	Construction and Land Development	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Other	Total Commercial Loans Not Covered by Loss Share
March 31, 2011
Pass	$316,395	$4,403,652	$133,931	$1,571,193	$285,699	$173,025	$6,883,895
Special mention	22,416	232,019	7,415	40,023	6,228	1,299	309,400
Substandard	32,864	119,229	5,271	30,992	3,796	12	192,164
Doubtful	2,094	6,004	401	1,182	271	—	9,952
Ungraded	—	2,489	132	148,652	—	34	151,307

Total	$373,769	$4,763,393	$147,150	$1,792,042	$295,994	$174,370	$7,546,718

December 31, 2010
Pass	$285,988	$4,390,634	$137,570	$1,633,775	$291,476	$181,044	$6,920,487
Special mention	20,957	229,581	6,531	42,639	6,888	846	307,442
Substandard	29,714	108,239	5,103	24,686	2,496	90	170,328
Doubtful	2,270	7,928	401	748	414	—	11,761
Ungraded	—	1,480	105	167,642	15	35	169,277

Total	$338,929	$4,737,862	$149,710	$1,869,490	$301,289	$182,015	$7,579,295

	Non-commercial noncovered loans and leases
	Residential Mortgage	Revolving Mortgage	Construction and Land Development	Consumer	Total Non- commercial Noncovered Loans
March 31, 2011
Current	$777,982	$2,287,726	$142,423	$580,544	$3,788,675
31-60 days past due	16,439	5,462	1,116	6,911	29,928
61-90 days past due	2,207	3,285	364	2,216	8,072
Over 90 days past due	12,022	3,195	1,961	1,780	18,958

Total	$808,650	$2,299,668	$145,864	$591,451	$3,845,633

December 31, 2010
Current	$840,328	$2,226,427	$187,918	579,227	$3,833,900
31-60 days past due	13,051	3,682	1,445	12,798	30,976
61-90 days past due	4,762	1,424	548	2,611	9,345
Over 90 days past due	20,651	2,320	3,043	1,047	27,061

Total	$878,792	$2,233,853	$192,954	$595,683	$3,901,282

	Covered loans
Grade:	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Residential Mortgage	Revolving Mortgage	Construction and Land Development Non-commercial	Consumer and Other	Total Covered Loans
March 31, 2011
Pass	76,319	574,681	60,238	49,260	2	42,014	5,000	4,217	3,927	815,658
Special mention	112,999	339,385	31,218	49,511	—	36,430	2,225	23,127	247	595,142
Substandard	109,509	356,396	46,393	48,081	—	27,761	5,509	66,829	324	660,802
Doubtful	98,757	62,984	24,833	3,795	22	7,484	1,966	17,252	1,047	218,140
Ungraded	4,732	99,186	623	20,394	247	233,704	8,709	—	797	368,392

Total	$402,316	$1,432,632	$163,305	$171,041	$271	$347,393	$23,409	$111,425	$6,342	$2,658,134

December 31, 2010
Pass	$98,449	$430,526	$77,162	$46,450	$—	$39,492	$5,051	$—	$6,296	$703,426
Special mention	90,203	261,273	40,756	36,566	—	17,041	3,630	3,549	1,231	454,249
Substandard	79,631	326,036	65,896	41,936	—	11,609	3,462	67,594	691	596,855
Doubtful	100,137	71,175	26,847	7,525	—	6,353	1,837	34,662	438	248,974
Ungraded	—	54	—	—	—	—	3,886	—	8	3,948

Total	$368,420	$1,089,064	$210,661	$132,477	$—	$74,495	$17,866	$105,805	$8,664	$2,007,452

The aging of the outstanding loans and leases by class at March 31, 2011 and December 31, 2010 (excluding loans impaired at acquisition date) is provided in the table below. The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal have not been paid. Loans and leases less than 30 days past due are considered current due to certain grace periods that allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans and Leases
March 31, 2011
Noncovered loans and leases:
Construction and land development - commercial	$2,006	$116	$3,572	$5,694	$368,075	$373,769
Commercial mortgage	21,304	4,576	19,091	44,971	4,718,422	4,763,393
Other commercial real estate	860	147	585	1,592	145,558	147,150
Commercial and industrial	5,016	1,110	4,700	10,826	1,781,216	1,792,042
Lease financing	841	269	864	1,974	294,020	295,994
Other	2	—	—	2	174,368	174,370
Residential mortgage	16,439	2,207	12,022	30,668	777,982	808,650
Revolving mortgage	5,462	3,285	3,195	11,942	2,287,726	2,299,668
Construction and land development - non-commercial	1,116	364	1,961	3,441	142,423	145,864
Consumer	6,911	2,216	1,780	10,907	580,544	591,451

Total noncovered loans and leases	59,957	14,290	47,770	122,017	11,270,334	11,392,351

Covered loans:
Construction and land development - commercial	12,549	5,350	113,481	131,380	158,665	290,045
Commercial mortgage	71,194	36,091	65,272	172,557	1,118,206	1,290,763
Other commercial real estate	—	—	4,944	4,944	122,023	126,967
Commercial and industrial	8,660	1,604	8,620	18,884	121,033	139,917
Lease financing	—	—	—	—	249	249
Residential mortgage	8,586	4,829	30,172	43,587	283,960	327,547
Revolving mortgage	143	—	133	276	15,792	16,068
Construction and land development - non-commercial	3,328	—	27,641	30,969	23,627	54,596
Consumer and other	145	7	1,513	1,665	4,537	6,202

Total covered loans	104,605	47,881	251,776	404,262	1,848,092	2,252,354

Total loans and leases	$164,562	$62,171	$299,546	$526,279	$13,118,426	$13,644,705

December 31, 2010
Noncovered loans and leases:
Construction and land development - commercial	$3,047	$6,092	$4,208	$13,347	$325,582	$338,929
Commercial mortgage	22,913	7,521	20,425	50,859	4,687,003	4,737,862
Other commercial real estate	35	290	621	946	148,764	149,710
Commercial and industrial	4,434	1,473	3,744	9,651	1,859,839	1,869,490
Lease financing	2,266	141	630	3,037	298,252	301,289
Other	40	75	—	115	181,900	182,015
Residential mortgage	13,051	4,762	20,651	38,464	840,328	878,792
Revolving mortgage	3,682	1,424	2,320	7,426	2,226,427	2,233,853
Construction and land development - non-commercial	1,445	548	3,043	5,036	187,918	192,954
Consumer	12,798	2,611	1,047	16,456	579,227	595,683

Total noncovered loans and leases	63,711	24,937	56,689	145,337	11,335,240	11,480,577

Covered loans:
Construction and land development - commercial	64,372	8,985	73,997	147,354	118,078	265,432
Commercial mortgage	43,570	20,308	88,525	152,403	816,421	968,824
Other commercial real estate	15,008	2,477	20,453	37,938	138,019	175,957
Commercial and industrial	9,267	5,899	28,780	43,946	79,444	123,390
Residential mortgage	4,459	1,352	3,979	9,790	53,679	63,469
Revolving mortgage	382	—	337	719	8,747	9,466
Construction and land development - non-commercial	7,701	—	36,412	44,113	17,432	61,545
Consumer and other	430	1,649	978	3,057	5,607	8,664

Total covered loans	145,189	40,670	253,461	439,320	1,237,427	1,676,747

Total loans and leases	$208,900	$65,607	$310,150	$584,657	$12,572,667	$13,157,324

The recorded investment, by class, in loans and leases on nonaccrual status and loans and leases greater than 90 days past due and still accruing at March 31, 2011 and December 31, 2010 (excluding loans and leases impaired as acquisition date) is as follows:

	March 31, 2011		December 31, 2010
	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Noncovered loans and leases:
Construction and land development - commercial	$25,789	$658	$26,796	$68
Commercial mortgage	33,428	1,929	32,723	4,347
Commercial and industrial	4,583	683	3,320	1,850
Lease financing	1,115	65	806	298
Other commercial real estate	871	—	777	80
Construction and land development - non-commercial	1,140	1,139	1,330	1,122
Residential mortgage	12,932	1,646	13,062	6,640
Revolving mortgage	—	3,189	—	2,301
Consumer	—	1,769	—	1,795

Total noncovered loans and leases	$79,858	$11,078	$78,814	$18,501

Covered loans and leases:
Construction and land development - commercial	52,962	75,434	20,609	55,503
Commercial mortgage	92,586	9,474	75,633	37,819
Other commercial real estate	9,150	7,290	7,299	15,068
Commercial and industrial	1,549	7,726	8,488	22,829
Residential mortgage	25,571	10,010	3,594	2,010
Revolving mortgage	—	—	403	190
Construction and land development - non-commercial	26,224	2,969	43,836	7,460
Consumer and other	669	1,027	162	824

Total covered loans and leases	$208,711	$113,930	$160,024	$141,703

Total loans and leases	$288,569	$125,008	$238,838	$160,204

The purchase discount on certain covered nonaccrual loans included above is being accreted into interest income over the contractual life of the loans.

Acquired Loans

When the fair values of covered loans were established, certain loans were identified as impaired. The following table provides changes in the carrying value of acquired loans during the three months ended March 31, 2011 and 2010:

	2011		2010
	Impaired at acquisition date	All other acquired loans	Impaired as acquisition date	All other acquired loans
Balance, January 1	$330,705	$1,676,747	$75,368	$1,097,652
Fair value of acquired impaired loans covered by loss share	120,670	646,489	412,628	1,152,134
Reductions for repayments, foreclosures and decreases in expected cash flows	(45,595)	(70,882)	(3,446)	(132,075)

Balance, March 31	$405,780	$2,252,354	$484,550	$2,117,711

Outstanding principal balance at March 31	$1,011,908	$2,908,609	$1,165,689	$2,681,862

Cash flow analyses were prepared for acquired loans deemed impaired at acquisition and those analyses are used to determine the amount of accretable yield recognized on those loans.

The following table documents changes to the amount of accretable yield for the first three months of 2011 and 2010. For acquired loans, improved cash flow estimates and receipt of unscheduled loan payments result in the reclassification of nonaccretable difference to accretable yield.

	2011	2010
Balance, January 1	$164,586	$—
Additions	57,998	45,523
Accretion	(51,694)	(2,105)
Reclassifications from nonaccretable difference	40,752	—
Disposals	—	—

Balance, March 31	$211,642	$43,418

For loans acquired from United Western, the contractually required payments, including principal and interest, cash flows expected to be collected and fair values as of the acquisition date were as follows:

	Impaired at Acquisition Date	All Other Acquired Loans
Contracually required payments	$311,021	$776,271
Cash flows expected to be collected	178,668	674,368
Fair value at acquisition date	120,670	646,489

The recorded values of loans acquired from United Western as of the acquisition date by loan class were as follows:

January 21, 2011
Commercial:
Construction and land development	$52,869
Commercial mortgage	306,946
Other commercial real estate	8,392
Commercial and industrial	86,847
Lease financing	311

Total commercial loans	455,365
Non-commercial:
Residential mortgage	255,113
Revolving mortgage	11,833
Construction and land development	39,822
Consumer	5,026

Total non-commercial loans	311,794

Total loans	$767,159

Note E

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses, ending balances of loans and leases and related allowance by class of loans is summarized as follows:

Noncovered Loans	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Other	Residential Mortgage	Revolving Mortgage	Construction and Land Development - Non- commercial	Consumer	Non-specific	Total
2011
Allowance for loan and lease losses:
Balance at January 1	$10,512	$64,772	$2,200	$24,089	$3,384	$1,473	$7,009	$18,016	$1,751	$29,448	$13,863	$176,517
Charge-offs	(87)	(3,136)	(83)	(1,021)	—	—	(6)	(42)	(10)	(6,068)	—	(10,453)
Recoveries	24	9	—	5	—	—	1	—	3	—	—	42
Provision	279	4,545	87	1,292	(15)	(54)	125	1,389	(416)	4,398	232	11,862

Balance at March 31	$10,728	$66,190	$2,204	$24,365	$3,369	$1,419	$7,129	$19,363	$1,328	$27,778	$14,095	$177,968
ALLL for loans and leases individually evaluated for impairment	$6,170	$4,716	$62	$727	$73	$—	$354	$—	$5	$8	$—	$12,115
ALLL for loans and leases collectively evaluated for impairment	4,558	61,474	2,142	23,638	3,296	1,419	6,775	19,363	1,323	27,770	—	151,758
Non-specific ALLL	—	—	—	—	—	—	—	—	—	—	14,095	14,095

Total allowance for loan and lease losses	$10,728	$66,190	$2,204	$24,365	$3,369	$1,419	$7,129	$19,363	$1,328	$27,778	$14,095	$177,968

Loans and leases:
Loans and leases individually evaluated for impairment	$30,369	$69,017	$946	$14,631	$963	$—	$7,186	$—	$514	$102	$—	$123,728
Loans and leases collectively evaluated for impairment	343,400	4,694,376	146,204	1,777,411	295,031	174,370	801,464	2,299,668	145,350	591,349	—	11,268,623

Total loan and leases	$373,769	$4,763,393	$147,150	$1,792,042	$295,994	$174,370	$808,650	$2,299,668	$145,864	$591,451	$—	$11,392,351

December 31, 2010
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$5,883	$4,601	$67	$598	$58	$7	$384	$—	$13	$9	$—	$11,620
ALLL for loans and leases collectively evaluated for impairment	4,629	60,171	2,133	23,491	3,326	1,466	6,625	18,016	1,738	29,439	—	151,034
Non-specific ALLL	—	—	—	—	—	—	—	—	—	—	13,863	13,863

Total allowance for loan and lease losses	$10,512	$64,772	$2,200	$24,089	$3,384	$1,473	$7,009	$18,016	$1,751	$29,448	$13,863	$176,517

Loans and leases:
Loans and leases individually evaluated for impairment	$28,327	$57,952	$964	$12,989	$693	$76	$6,162	$—	$514	$102	$—	$107,779
Loans and leases collectively evaluated for impairment	310,602	4,679,910	148,746	1,856,501	300,596	181,939	872,630	2,233,853	192,440	595,581	—	11,372,798

Total loan and leases	$338,929	$4,737,862	$149,710	$1,869,490	$301,289	$182,015	$878,792	$2,233,853	$192,954	$595,683		$11,480,577

Covered Loans	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Residential Mortgage	Revolving Mortgage	Construction and Land Development - Non-commercial	Consumer and Other	Total
2011
Allowance for loan and lease losses:
Balance at January 1	$20,654	$13,199	$4,148	$6,828	$—	$113	$676	$5,607	$23	$51,248
Charge-offs	(4,318)	(6,775)	(4,117)	(13,141)	—	(323)	(2,072)	(496)	(12)	(31,254)
Recoveries	1,188	426	4	252	—	60	—	148	—	2,078
Provision	2,895	7,799	4,870	12,773	—	1,162	2,847	209	2	32,557

Balance at March 31	$20,419	$14,649	$4,905	$6,712	$—	$1,012	$1,451	$5,468	$13	$54,629
March 31, 2011
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$2,969	$6,948	$394	$116	$—	$134	$—	$763	$—	$11,324
ALLL for loans and leases collectively evaluated for impairment	780	2,573	521	247	—	155	20	82	13	4,391
ALLL for loans and leases acquired with deteriorated credit quality	16,670	5,128	3,990	6,349	—	723	1,431	4,623	—	38,914

Total allowance for loan and lease losses	$20,419	$14,649	$4,905	$6,712	$—	$1,012	$1,451	$5,468	$13	$54,629

Loans and leases:
Loans and leases individually evaluated for impairment	$63,498	$86,184	$12,914	$1,437	$—	$5,351	$—	$25,085	$—	$194,469
Loans and leases collectively evaluated for impairment	226,547	1,204,579	114,053	138,480	249	322,196	16,068	29,511	6,202	2,057,885
Loans and leases acquired with deteriorated credit quality	112,271	141,869	36,338	31,124	22	19,846	7,341	56,829	140	405,780

Total loan and leases	$402,316	$1,432,632	$163,305	$171,041	$271	$347,393	$23,409	$111,425	$6,342	$2,658,134

December 31, 2010
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$5,085	$7,331	$151	$170	$—	$6	$—	$221	$—	$12,964
ALLL for loans and leases collectively evaluated for impairment	701	2,613	549	363	—	107	31	154	23	4,541
ALLL for loans and leases acquired with deteriorated credit quality	14,868	3,255	3,448	6,295	—	—	645	5,232	—	33,743

Total allowance for loan and lease losses	$20,654	$13,199	$4,148	$6,828	$—	$113	$676	$5,607	$23	$51,248

Loans and leases:
Loans and leases individually evaluated for impairment	$59,763	$84,841	$9,330	$8,330	$—	$4,743	$—	$42,957	$—	$209,964
Loans and leases collectively evaluated for impairment	205,669	883,983	166,627	115,060	—	58,726	9,466	18,588	8,664	1,466,783
Loans and leases acquired with deteriorated credit quality	102,988	120,240	34,704	9,087	—	11,026	8,400	44,260	—	330,705

Total loan and leases	$368,420	$1,089,064	$210,661	$132,477	$—	$74,495	$17,866	$105,805	$8,664	$2,007,452

The following table provides information on noncovered impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, including interest income recognized in the period during which the loans and leases were considered impaired.

	With a recorded allowance	With no recorded allowance	Total	Related allowance recorded
March 31, 2011
Impaired noncovered loans and leases
Construction and land development - commercial	$30,369	$—	$30,369	$6,170
Commercial mortgage	65,807	3,210	69,017	4,716
Other commercial real estate	946	—	946	62
Commercial and industrial	7,473	7,158	14,631	727
Lease financing	963	—	963	73
Other	—	—	—	—
Residential mortgage	7,186	—	7,186	354
Construction and land development - non-commercial	514	—	514	5
Consumer	102	—	102	8

Total impaired noncovered loans and leases	$113,360	$10,368	$123,728	$12,115

December 31, 2010
Impaired noncovered loans and leases
Construction and land development - commercial	$28,327	$—	$28,327	$5,883
Commercial mortgage	52,658	5,294	57,952	4,601
Other commercial real estate	964	—	964	67
Commercial and industrial	11,624	1,365	12,989	598
Lease financing	693	—	693	58
Other	76	—	76	7
Residential mortgage	6,162	—	6,162	384
Construction and land development - non-commercial	514	—	514	13
Consumer	102	—	102	9

Total impaired noncovered loans and leases	$101,120	$6,659	$107,779	$11,620

March 31, 2010
Total impaired loans not covered by loss share	$43,658	$5,392	$49,050	$3,450

	Average balance	Unpaid principal balance	Interest Income Recognized
Three months ended March 31, 2011
Noncovered impaired loans and leases:
Construction and land development - commercial	$29,181	$29,018	$72
Commercial mortgage	65,364	71,442	738
Other commercial real estate	955	946	10
Commercial and industrial	11,706	14,631	165
Lease financing	828	963	12
Other	38	—	—
Residential mortgage	6,674	7,186	60
Construction and land development - non-commercial	514	514	6
Consumer	102	102	2

Total noncovered impaired loans and leases	$115,362	$124,802	$1,065

Year ended December 31, 2010
Noncovered impaired loans and leases:
Construction and land development - commercial	$19,235	$28,610	$736
Commercial mortgage	25,451	59,760	2,548
Other commercial real estate	353	964	42
Commercial and industrial	3,420	11,624	663
Lease financing	281	693	37
Other	31	76	5
Residential mortgage	2,314	6,162	212
Construction and land development - non-commercial	182	514	56
Consumer	39	102	9

Total noncovered impaired loans and leases	$51,306	$108,505	$4,308

Note F

Receivable from FDIC for Loss Share Agreements

The following table provides changes in the receivable from the FDIC during the first three months of 2011 and 2010:

	Three months ended March 31,
	2011	2010
Balance, January 1	$623,261	$249,842
Additional receivable from acquisitions at estimated fair value	140,285	457,530
Accretion of discounts and premiums, net	1,046	749
Receipt of payments from FDIC	(128,845)	(22,504)
Post-acquisition adjustments	(11,425)	1,838

Balance, March 31	$624,322	$687,455

The receivable from the FDIC for loss share agreements is presented separately from the related covered assets and is recorded at fair value. The fair value was estimated by discounting projected cash flows related to the loss share agreements based on the timing and amount of expected reimbursements for losses and the applicable loss share percentages.

Post-acquisition adjustments represent the net change in loss estimates related to covered loans and OREO as a result of changes in estimated fair values and the allowance for loan and lease losses related to covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower result in the reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan and lease losses had been recorded previously. Adjustments related to acquisition date fair values, made within one year after the closing date of the respective acquisition, are reflected in the acquisition gain.

Due to certain inaccuracies in the initial loss share reimbursement filings, during 2010 BancShares resubmitted loss share filings to the FDIC for periods beginning September 30, 2009 through September 30, 2010. Pending receipt and review of the corrected filings, the FDIC had suspended further payments to BancShares including the initial filings for the June 30, 2010 and September 30, 2010 periods. As of March 31, 2011 BancShares had received reimbursement for all of the resubmitted filings and reimbursements for subsequent filings have been received as scheduled.

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

Estimated fair values for certain financial assets and financial liabilities are provided in the following table:

	March 31, 2011		December 31, 2010		March 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$406,252	$406,252	$460,178	$460,178	$745,180	$745,180
Overnight investments	585,286	585,286	398,390	398,390	866,562	866,562
Investment securities available for sale	4,206,016	4,206,016	4,510,076	4,510,076	3,375,158	3,375,158
Investment securities held to maturity	2,341	2,537	2,532	2,741	3,324	3,574
Loans held for sale	48,222	48,222	88,933	88,933	59,530	59,530
Loans covered by loss share agreements, net of allowance for loan and lease losses	2,603,505	2,590,214	1,956,205	1,946,423	2,595,451	2,595,451
Loans and leases not covered by loss share agreements, net of allowance for loan and lease losses	11,214,383	11,062,010	11,304,059	10,995,653	11,470,578	10,873,747
Receivable from FDIC for loss share agreements	624,322	619,662	623,261	624,785	687,455	687,455
Income earned not collected	98,501	98,501	83,644	83,644	73,368	73,368
Stock issued by:
Federal Home Loan Bank of Atlanta	47,123	47,123	47,123	47,123	50,688	50,688
Federal Home Loan Bank of San Francisco	14,875	14,875	15,490	15,490	17,429	17,429
Federal Home Loan Bank of Seattle	4,490	4,490	4,490	4,490	4,490	4,490
Deposits	17,811,736	17,862,769	17,635,266	17,695,357	17,843,827	17,907,687
Short-term borrowings	666,417	666,417	546,597	546,597	594,121	594,121
Long-term obligations	801,081	813,652	809,949	826,501	922,207	923,632
Accrued interest payable	27,930	27,930	37,004	37,004	33,119	33,119

At March 31, 2011 and 2010, other assets include $66,488 and $72,607 of stock in various Federal Home Loan Banks (FHLB). The FHLB stock, which is redeemable only through the issuer, is carried at its par value. The investment in the FHLB stock is considered a long-term investment and its value is based on the ultimate recoverability of par value. Management has concluded that the investment in FHLB stock was not other-than-temporarily impaired for any period presented.

For off-balance sheet commitments and contingencies, carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares’ financial position.

Fair value represents the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, BancShares considers the principal or most advantageous market in which those assets or liabilities are sold and considers assumptions that market participants would use when pricing those assets or liabilities. As required under US GAAP, individual fair value estimates are ranked based on the relative reliability of the inputs used in the valuation. Fair values determined using level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined based on level 2 inputs, which exist when observable data exists for similar assets and liabilities. Fair values for assets and liabilities that are not actively traded in observable markets are based on level 3 inputs, which are considered to be nonobservable. BancShares recognizes transfers between levels of the fair value hierarchy at the end of the respective reporting period.

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

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of March 31, 2011, December 31, 2010 and March 31, 2010:

	Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
March 31, 2011
Assets measured at fair value
Investment securities available for sale
U.S. Government	$3,565,503	$3,565,503	$—	$—
Corporate bonds	459,717	459,717	—	—
Residential mortgage-backed securities	155,922	—	155,922	—
Equity securities	19,621	19,621	—	—
State, county, municipal	1,253	—	1,253	—

Total	$4,202,016	$4,044,841	$157,175	$—

Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$7,775	$—	$7,775	$—
December 31, 2010
Assets measured at fair value
Investment securities available for sale
U.S. Government	$3,859,386	$3,859,386	$—	$—
Corporate bonds	486,658	486,658	—	—
Residential mortgage-backed securities	143,545	—	143,545	—
Equity securities	19,231	19,231	—	—
State, county, municipal	1,256	—	1,256	—

Total	$4,510,076	$4,365,275	$144,801	$—

Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$9,492	$—	$9,492	$—
March 31, 2010
Assets measured at fair value
Investment securities available for sale
U.S. Government	$2,691,513	$2,691,513	$—	$—
Corporate bonds	486,630	486,630	—	—
Residential mortgage-backed securities	177,364	—	177,364	—
Equity securities	18,380	18,380	—	—
State, county, municipal	1,271	—	1,271	—

Total	$3,375,158	$3,196,523	$178,635	$—

Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$6,815	$—	$6,815	$—

Prices for US Government securities, corporate bonds and equity securities are readily available in the active markets in which those securities are traded and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for mortgage-backed securities and state, county and municipal securities are obtained using the fair values of similar assets and the resulting fair values are shown in the ‘Level 2 input’ column. There were no assets or liabilities valued based on level 3 inputs at March 31, 2011, December 31, 2010 or March 31, 2010, and there were no transfers between Level 1 and Level 2 inputs during the three month periods ended March 31, 2011 and 2010.

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

For those investment securities available for sale with fair values that are determined by reliance on significant nonobservable inputs, the following table identifies the factors causing the change in fair value during the first three months of 2010:

Investment securities available for sale with fair values based on significant nonobservable inputs
Description	2010
Beginning balance, January 1,	$1,287
Total gains (losses), realized or unrealized:
Included in earnings	—
Included in other comprehensive income	—
Purchases, sales, issuances and settlements, net	—
Reduction resulting from accounting change	(1,287)

Ending balance, March 31	$—

There were no investment securities with fair values determined by reliance on significant nonobservable inputs during 2011.

No gains or losses were reported for the three month periods ended March 31, 2011 and 2010 that relate to fair values estimated based on significant nonobservable inputs. The investment securities valued using level 3 inputs that were transferred out during the first quarter of 2010 result from changes in US GAAP adopted January 1, 2010 related to investments in the retained interest of a residual interest strip that resulted from an asset securitization.

Certain assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are therefore carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. For assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of March 31, 2011, December 31, 2010 and March 31, 2010:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant nonobservable inputs (Level 3 inputs)
March 31, 2011
Loans held for sale	$48,222	$—	$48,222	$—
Impaired loans:
Covered by loss share agreements	190,646	—	—	190,646
Not covered by loss share agreements	101,245	—	—	101,245
December 31, 2010
Loans held for sale	88,933	—	88,933	—
Impaired loans:
Covered by loss share agreements	192,406	—	—	192,406
Not covered by loss share agreements	89,500	—	—	89,500
March 31, 2010
Loans held for sale	59,530	—	59,530	—
Impaired loans:
Covered by loss share agreements	484,550	—	—	484,550
Not covered by loss share agreements	43,658	—	—	43,658

The values of loans held for sale are based on prices observed for similar pools of loans. The values of impaired loans are determined by either the collateral value or by the discounted present value of the expected cash flows. No financial liabilities were carried at fair value on a nonrecurring basis as of March 31, 2011, December 31, 2010 or March 31, 2010.

Certain non-financial assets and non-financial liabilities are measured at fair value on a nonrecurring basis. OREO is measured and reported at fair value using level 3 inputs for valuations based on nonobservable criteria.

The following table provides information regarding OREO for 2011 and 2010.

	Three months ended March 31,
	2011	2010
Current year foreclosures:
Covered under loss share agreements	$40,800	$12,118
Not covered under loss share agreements	6,129	11,652
Loan charge-offs recorded due to the measurement and initial recognition of OREO:
Covered under loss share agreements	3,787	—
Not covered under loss share agreements	668	4,405
Write-downs recorded subsequent to foreclosure for OREO:
Covered under loss share agreements	4,566	—
Not covered under loss share agreements	749	316
Fair value of OREO carried at fair value:
Covered under loss share agreements	48,016	12,100
Not covered under loss share agreements	10,705	2,048

Note H

Employee Benefit Plans

Pension expense is a component of employee benefits expense. For the three month periods ended March 31, 2011 and 2010, respectively, the components of pension expense are as follows:

	Three month periods ended March 31,
	2011	2010
Service cost	$2,571	$3,004
Interest cost	4,507	5,229
Expected return on assets	(5,535)	(6,521)
Amortization of prior service cost	39	47
Amortization of net actuarial loss	1,213	925

Total pension expense	$2,795	$2,684

The assumed discount rate for 2011 is 5.50 percent, the expected long-term rate of return on plan assets is 7.75 percent and the assumed rate of salary increases is 4.50 percent. For 2010 the assumed discount rate was 6.00 percent, expected long-term rate of return was 8.00 percent and the assumed rate of salary increases was 4.50 percent.

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

During February 2011, United Western’s parent company, United Western Bancorp, and directors of the parent company filed a complaint in the United States District Court for the District of Columbia against the FDIC, the OTS and others, claiming that the seizure of United Western by the OTS and the subsequent appointment of the FDIC as receiver was illegal. The complaint requests the court to direct the OTS to remove the FDIC as receiver, return control of United Western to the plaintiffs, reimburse the plaintiffs for their costs and attorney fees and to award plaintiffs other relief as may be just and equitable. Neither BancShares nor FCB were named in the complaint. It is unclear what impact, if any, the litigation will have on FCB or the assets acquired in the United Western transaction.

Note J

Derivatives

At March 31, 2011, BancShares had two interest rate swaps that qualify as cash flow hedges under US GAAP. The fair values of these derivatives are included in other liabilities in the consolidated balance sheets and in the net change in other liabilities in the consolidated statements of cash flows.

The interest rate swaps are used for interest rate risk management purposes and convert variable-rate exposure on outstanding debt to a fixed rate. The interest rate swaps each have a notional amount of $115,000, representing the amount of variable-rate trust preferred capital securities issued during 2006. The 2006 interest rate swap hedges interest payments through June 2011 and requires fixed-rate payments by BancShares at 7.125 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. The 2009 interest rate swap hedges interest payments from July 2011 through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR. As of March 31, 2011, collateral with a fair value of $14,706 was pledged to secure the existing obligation under the interest rate swaps. Settlement occurs quarterly for both swaps.

		Estimated fair value of liability
	Notional amount for all periods	March 31, 2011	December 31, 2010	March 31, 2010
2006 interest rate swap hedging variable rate exposure on trust preferred capital securities 2006-2011	$115,000	$1,450	$2,873	$6,708
2009 interest rate swap hedging variable rate exposure on trust preferred capital securities 2011-2016	115,000	6,325	6,619	107

		$7,775	$9,492	$6,815

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swaps have been fully effective since inception. Therefore, changes in the fair value of the interest rate swaps have had no impact on net income. For the three month periods ended March 31, 2011 and 2010, BancShares recognized interest expense of $1,458 and $1,473, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness.

The following table discloses activity in accumulated other comprehensive income (loss) related to the interest rate swaps during the three month periods ended March 31, 2011 and 2010.

	2011	2010
Accumulated other comprehensive loss resulting from interest rate swaps as of January 1	$(9,492)	$(5,367)
Other comprensive income (loss) recognized during three month period ended March 31	1,717	(1,448)

Accumulated other comprehensive loss resulting from interest rate swaps as of March 31	$(7,775)	$(6,815)

BancShares monitors the credit risk of the interest rate swap counterparty.

Note K

Segment Disclosures

BancShares is a financial holding company headquartered in Raleigh, North Carolina that offers full-service banking through a single wholly-owned banking subsidiary, First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank.

Prior to January 7, 2011, BancShares also offered full service banking services through another wholly-owned subsidiary, IronStone Bank (ISB), a federally-chartered thrift institution. On January 7, 2011 ISB was legally merged into FCB resulting in a single banking subsidiary of BancShares.

Prior to the merger, FCB and ISB were considered to be distinct operating segments. However, as a result of the merger and various organizational changes resulting from the merger during the first quarter of 2011, there is no longer a focus on the discrete financial measures of each entity. Therefore, BancShares no longer has multiple reportable segments.

Note L

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) included the following as of March 31, 2011, December 31, 2010 and March 31, 2010:

	March 31, 2011			December 31, 2010			March 31, 2010
	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains on investment securities available for sale	$13,856	$5,223	$8,633	$23,195	$9,143	$14,052	$37,461	$15,065	$22,396
Funded status of defined benefit plan	(72,694)	(28,859)	(43,835)	(73,696)	(28,859)	(44,837)	(70,892)	(27,761)	(43,131)
Unrealized loss on cash flow hedge	(7,775)	(3,070)	(4,705)	(9,492)	(3,748)	(5,744)	(6,815)	(2,691)	(4,124)

Total	$(66,613)	$(26,706)	$(39,907)	$(59,993)	$(23,464)	$(36,529)	$(40,246)	$(15,387)	$(24,859)

Note M

COMMITMENTS AND CONTINGENCIES

In order to meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit, and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit-risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment including cash deposits, securities and other assets. At March 31, 2011 BancShares had unused commitments totaling $5,704,757 compared to and $5,364,451 at December 31 2010 and $5,121,974 at March 31, 2010.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At March 31 2011, December 31, 2010, and March 31, 2010, BancShares had standby letters of credit amounting to $71,942, $70,755 and $77,739, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients, and therefore, these letters of credit are collateralized when necessary.

Residential mortgage loans sold with limited recourse liability represent guarantees to repurchase the loans or repay a portion of the sale proceeds in the event of nonperformance by the borrower. The recourse period is generally 120 days or less. At March 31, 2011, December 31, 2010 and March 31, 2010, BancShares has loans sold with recourse outstanding of approximately $191,606, $253,347 and $177,823 respectively on these mortgage loans. Any loans that are repurchased under the recourse obligation would carry the same credit risk as mortgage loans originated by the company and would be collateralized in the same manner.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2011, the reclassifications have no effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms we, us and BancShares refer to the consolidated financial position and consolidated results of operations for BancShares.

FDIC-ASSISTED TRANSACTIONS

Participation in FDIC-assisted transactions has provided significant growth opportunities for BancShares during 2011, 2010, and 2009. These transactions have allowed us to significantly increase our presence in markets in which we presently operate, and to expand our banking presence to geographically adjacent markets. Additionally, purchase discounts and fair value adjustments on acquired assets and assumed liabilities have resulted in significant acquisition gains. All of the FDIC-assisted transactions completed as of March 31, 2011 include loss share agreements which protect us from a substantial portion of the credit and asset quality risk that we would otherwise incur.

Issues affecting comparability of financial statements. As estimated exposures related to the acquired assets covered by the loss share agreements change based on post-acquisition events, our adherence to accounting principles generally accepted in the United States of America (US GAAP) and accounting policy elections that we have made affect the comparability of our current results of operations to earlier periods. Adjustments affecting assets covered by loss share agreements are recorded on a gross basis. Consequential adjustments to the carrying value of the FDIC receivable that reflect the change in the estimated loss of the covered assets are recorded with an offset to noninterest income. Several of the key issues affecting comparability are as follows:

•	When post acquisition events suggest that the amount of cash flows we will ultimately receive for a loan covered by a loss share agreement is less than originally expected:

•	An allowance for loan and lease losses is established for the post-acquisition exposure that has emerged with a corresponding debit to provision for loan and lease losses;

•

The receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to noninterest income, recognized on a basis consistent with the indemnified asset;

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

•	The receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding debit to noninterest income;

•

When actual payments received on loans are greater than initial estimates, large nonrecurring discount accretion may be recognized during a specific period; discount accretion is recognized as a credit to interest income.

Balance sheet impact. The 2011 transaction involving United Western represented the fifth transaction involving BancShares since July 17, 2009. Table 1 provides information regarding the five entities from which we have acquired assets and assumed liabilities in FDIC-assisted transactions during 2011, 2010 and 2009. Adjustments to acquisition date fair values are subject to change for one year following the closing date of each respective acquisition.

FDIC-Assisted Transactions

Table 1

			Fair value of
Entity	Date of transaction	# branches	Loans acquired	Deposits assumed	Short-term borrowings assumed	Long-term obligations assumed
	(thousands)
United Western Bank	January 21, 2011	8	$767,159	$1,604,858	$336,853	$207,627
Sun American Bank	March 5, 2010	12	290,891	420,012	42,533	40,082
First Regional Bank	January 29, 2010	8	1,260,249	1,287,719	361,876	—
Venture Bank	September 11, 2009	18	456,995	709,091	—	55,618
Temecula Valley Bank	July 17, 2009	11	855,583	965,431	79,096	—

Total		57	$3,630,877	$4,987,111	$820,358	$303,327

Although US GAAP allows for acquired loans to be accounted for in designated pools, we have elected to account for the majority of our acquired loans on a non-pooled basis. We made that election for loans acquired to date based on the average loan size and the lack of large numbers of homogenous loans. The non-pool election could potentially accentuate volatility in net interest income. We elected to account for a group of mortgage loans acquired with the United Western FDIC - assisted transaction on a pool basis. These loans had a fair value of $223.1 million at the date of acquisition.

Income statement impact. The five FDIC-assisted transactions created acquisition gains recognized at the time of the respective transaction. For the three-month period ended March 31, 2011, acquisition gains totaled $65.5 million compared to $136.0 million during the same period of 2010. Additionally, the acquired loans, deposits and borrowings originated by the five banks have affected net interest income, provision for loan and lease losses and noninterest income. Increases to noninterest expense have resulted from incremental staffing and facility costs for the branch locations resulting from the FDIC-assisted transactions. Various fair value discounts and premiums that were previously recorded are being accreted and amortized into income over the life of the underlying asset or liability.

As previously discussed, post-acquisition changes that affect the amount of expected cash flows can result in recognition of provision for loan and lease losses or the reversal of previously-recognized provision for loan and lease losses. During the three-month period ended March 31, 2011 total provision for loan losses related to acquired loans equaled $32.6 million compared to $3.3 million during the same period of 2010.

Total interest income recognized from accretion of acquired loan discounts was $51.7 million in the first quarter of 2011 compared to $2.1 million in the first quarter of 2010. When actual loan payments are received prior to the assumed repayment, the accretion of discounts recorded on loan balances is accelerated. During the three-month period ended March 31, 2011, the portion of discount accretion related to unanticipated payment of loans for which a fair value discount had been recorded, equaled $15.4 million None of the accretion in the same period of 2010 related to such payments.

Unscheduled payment of loan balances and post-acquisition deterioration of covered loans also results in adjustments to the FDIC receivable for changes in the estimated amount that would be covered under the respective loss share agreement. During the three-month period ended March 31, 2011, the adjustment to the FDIC receivable resulting from large unscheduled payments and other favorable adjustments exceeded the amount of the adjustment for post-acquisition deterioration, resulting in a net reduction to the FDIC receivable and a net charge of $11.4 million to noninterest income compared to a net increase in the receivable of $1.8 million during the same period of 2010.

On January 21, 2011, FCB entered into a Purchase and Assumption Agreement with the FDIC to purchase substantially all the assets and assume the majority of the liabilities of United Western, headquartered in Denver, Colorado.

Table 2 identifies the assets acquired and liabilities assumed, the fair value adjustments, the amounts recorded by FCB, and the calculation of the gain recognized.

Table 2

	January 21, 2011
	As recorded by United Western	Fair value adjustments	As recorded by FCB
Assets
Cash and due from banks	$420,902	$—	$420,902
Investment securities available for sale	281,862	—	281,862
Loans covered by loss share agreements	1,046,072	(278,913)	767,159
Other real estate owned covered by loss share agreements	37,812	(10,252)	27,560
Income earned not collected	5,275	—	5,275
Receivable from FDIC for loss share agreements	—	140,285	140,285
FHLB stock	22,783	—	22,783
Mortgage servicing rights	4,925	(1,489)	3,436
Core deposit intangible	—	537	537
Other assets	15,421	109	15,530

Total assets acquired	$1,835,052	$(149,723)	$1,685,329

Liabilities
Deposits:
Noninterest-bearing	$101,875	$—	$101,875
Interest-bearing	1,502,983	—	1,502,983

Total deposits	1,604,858	—	1,604,858
Short-term borrowings	336,853	—	336,853
Long-term obligations	206,838	789	207,627
Other liabilities	13,123	(565)	12,558

Total liabilities assumed	2,161,672	224	2,161,896

Excess (shortfall) of assets acquired over liabilities assumed	$(326,620)

Aggregate fair value adjustments		$(149,947)

Cash received from the FDIC			$542,075
Gain on acquisition of United Western			$65,508

Loans and OREO purchased from United Western are covered by two loss share agreements between the FDIC and FCB (one for single family residential mortgage loans and the other for all other loans and OREO), which afford FCB significant loss protection. Under the loss share agreement for single family residential mortgage loans (SFRs), the FDIC will cover 80 percent of covered loan losses up to $32,489; 0 percent of losses from $32.5 million to $57.7 million; and 80 percent of losses in excess of $57.7 million. The loss share agreement for all other loans and OREO will cover 80 percent of covered loan and OREO losses up to $111.5 million; 30 percent of losses from $111.5 million to $227.0 million; and 80 percent of losses in excess of $227.0 million. The loss share agreements exclude consumer loans from covered assets. Consumer loans acquired from United Western had a fair value of $5.0 million.

The SFR loss share agreement covers losses recorded during the ten years following the date of the transaction, while the term for the loss share agreement covering all other loans and OREO is five years. The SFR loss share agreement also covers recoveries received for ten years following the date of the transaction, while recoveries of all other loans and OREO will be shared with the FDIC for a five-year period. The losses reimbursable by the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the loss share agreements.

The loss share agreements include a true-up payment in the event FCB’s losses do not reach the Total Intrinsic Loss Estimate of $294.0 million. On March 17, 2021, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of the following calculation: A-(B+C+D), where (A) equals 20 percent of the Total Intrinsic Loss Estimate; (B) equals 20 percent of the Net Loss Amount; (C) equals 25 percent of the asset (discount) bid; and (D) equals 3.5 percent of total Shared Loss Assets at Bank Closing. Current loss estimates indicate that a true-up payment of $10.5 million will be paid to the FDIC during 2021.

FCB recorded a $140.3 million receivable that was based on the present value of projected amounts to be received from and paid to the FDIC under the United Western loss share agreements.

First quarter noninterest income included an acquisition gain of $65.5 million that resulted from the FDIC-assisted acquisition of United Western. Our operating results for the period ended March 31, 2011 include the results of the acquired assets and liabilities for the period from January 21, 2011 through March 31, 2011. Accretion and amortization of various purchase accounting discounts and premiums were recorded in the first quarter of 2011.

EXECUTIVE OVERVIEW AND PERFORMANCE SUMMARY

BancShares is a financial holding company headquartered in Raleigh, North Carolina that offers full-service banking through its wholly-owned banking subsidiary, First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank.

Prior to January 7, 2011, BancShares also offered full service banking services through another wholly-owned subsidiary, IronStone Bank (ISB), a federally-chartered thrift institution. On January 7, 2011 ISB was legally merged into FCB resulting in a single banking subsidiary of BancShares. Following the merger and for the immediate future, all ISB branches will continue to operate under the name IronStone Bank, which is now a division of FCB. The merger will result in minor expense reductions due to the elimination of various activities that were previously performed separately for both entities. The transaction will also allow liquidity to be managed more efficiently throughout the merged network and for the former ISB branches to increase commercial lending activities. The merger is not expected to have a material impact on the consolidated financial position, results of operations or liquidity position of BancShares. FCB now operates branches in seventeen states and the District of Columbia. Beyond the traditional branch network, we offer customer sales and service through telephone, online banking and an extensive ATM network.

BancShares’ earnings and cash flows are primarily derived from the commercial banking activities conducted by FCB. We offer commercial and consumer loans, deposit and treasury services products, cardholder and merchant services, wealth management services as well as various other products and services typically offered by commercial banks. We gather deposits from retail and commercial customers and also secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets such as loans and leases, investment securities and overnight investments. We also invest in the bank premises, furniture and equipment used to conduct our commercial banking business.

Various external factors influence the focus of our business efforts. Due to unprecedented asset quality challenges, capital shortages and the onset of a global economic recession, the U.S. banking industry has experienced serious financial challenges during the period from 2008 through 2011. During this time of industry-wide turmoil, while maintaining our long-standing attention to prudent banking practices, we elected to participate in FDIC-assisted transactions involving distressed financial institutions. Participation in FDIC-assisted transactions creates opportunities to significantly increase our business volumes in markets in which we presently operate and to expand our banking presence to additional markets which we deem demographically attractive. For each of the five FDIC-assisted transactions that we have completed as of March 31, 2011, loss share agreements protect us from a substantial portion of the asset quality risk that we would otherwise incur. Additionally, purchase discounts and fair value adjustments on acquired assets and assumed liabilities have resulted in significant acquisition gains that have resulted in the creation of a substantial portion of the equity required to fund the transactions.

Despite the recognition of significant acquisition gains during 2011, 2010 and 2009, recessionary economic conditions, high rates of unemployment, and a growing inability for some businesses and consumers to meet their debt service obligations continue to exert pressure on our core earnings and profitability. Other customers continue to repay existing debt or defer new borrowings due to lingering economic uncertainty.

Real estate demand in many of our markets remains weak, resulting in continued depressed real estate prices that have adversely affected collateral values for many borrowers. In particular, the stressed residential real estate markets in Georgia and Florida adversely impacted the asset quality and profitability of the former ISB subsidiary during 2009 and to a lesser extent the results of operations during 2010. In an effort to assist customers experiencing financial difficulty, we have selectively agreed to modify existing loan terms to provide relief to customers who are experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. These modifications are typically executed only if a customer is current and we believe that the modification will result in the avoidance of default.

The demand for our deposit and treasury services products has been influenced by extraordinarily low interest rates and instability in alternative investment markets. Our balance sheet liquidity position remains strong, but our continuing participation in FDIC-assisted transactions creates pressure on liquidity management due to the difficulty of assumed deposit retention at a reasonable cost.

Ongoing economic weakness continues to have a significant impact on virtually all financial institutions in the United States. In addition to the various actions previously enacted by governmental agencies and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), it is possible that further changes will occur as the Federal government attempts to restore stability to the financial services sector.

We operate in diverse geographic markets and can increase our business volumes and profitability by offering competitive products and superior customer service. In addition to our focus on retaining customers of the five banks involved in the FDIC-assisted transactions, we continue to concentrate our marketing efforts on business owners, medical and other professionals and financially active individuals. We seek to increase fee income in areas such as wealth management, cardholder and merchant services, and insurance and treasury services. Leveraging on our technology investments, we also focus on opportunities to generate income by providing various processing services to other banks.

BancShares’ consolidated net income during the first quarter of 2011 equaled $62.7 million, a decrease of $43.9 million from the $106.6 million earned during the corresponding period of 2010. The annualized return on average assets and equity amounted to 1.19 percent and 14.51 percent respectively, during the first quarter of 2011, compared to 2.12 percent and 26.62 percent during the same period of 2010. Net income per share during the first quarter of 2011 totaled $6.01, compared to $10.22 during the first quarter of 2010. The decrease in net income for the first quarter of 2011 was due to acquisition gains recorded in the first quarter of 2010 resulting from two FDIC-assisted transactions with an after-tax impact of $82.7 million or $7.93 per share offset by the gain on the United Western acquisition in the first quarter of 2011 with an after tax impact of $39.9 million or $3.82 per share. The net decrease in consolidated net income as a result of acquisition gains was a decrease of $42.8 million or $4.11 per share from the first quarter 2010 to the first quarter 2011.

Net interest income increased $53.0 million from $151.0 million in the first quarter of 2010 to $204.0 million in 2011, an increase of 35.1 percent. This increase is a result of balance sheet growth caused primarily by acquisitions and discount accretion of $29.3 million recognized for various post-acquisition events, including large unscheduled loan payments. The net yield on interest-earning assets improved by 84 basis points from 3.52 percent in the first quarter 2010 to 4.36 percent in 2011 due to accreted loan discounts, favorable changes in deposit costs and the positive impact of yields and rates on acquired loans and assumed deposits. For the first quarter of 2011, the impact of accreted loan discounts resulting from large unscheduled loan payments on acquired loans significantly impacted the taxable-equivalent net yield on interest-earning assets. Since such large unscheduled payments are unpredictable, the yield on interest-earning assets may decline in future periods. Improvements in expected cashflows on impaired loans identified in the first quarter of 2011 resulted in the reclassification of nonaccretable difference, which will increase the amount of accretable yield recognized in future periods.

The provision for loan and lease losses recorded during the first quarter of 2011 equaled $44.4 million, compared to $16.9 million during the first quarter of 2010. Of the $27.5 million increase, $29.2 million was caused by higher levels of post-acquisition deterioration of acquired loans covered by loss share agreements with the FDIC offset by a $1.8 million reduction for loans not covered by FDIC loss share agreements. The gross amount of newly-identified exposures on covered loans is recorded as provision for loan and lease losses with the FDIC receivable adjusted through an offset to noninterest income for the portion that is covered by the FDIC at the appropriate indemnification rate.

Noninterest income decreased $80.9 million or 38.2 percent in the first quarter of 2011 when compared to the first quarter of 2010 due to 2010 acquisition gains of $136 million exceeding 2011 acquisition gains of $65.5 million by $70.5 million and net charges resulting from adjustments to the FDIC receivable for assets covered by loss share agreements increasing by $13 million.

Noninterest expense increased $17.1 million or 9.9 percent in the first quarter of 2011 when compared to the same period in 2010. The increase in noninterest expense is primarily due to acquisition related activities, including operating costs for acquired branches, FDIC insurance and expenses related to the operation and disposition of other real estate.

Net of amounts pledged for various purposes, the amount of immediately available balance sheet liquidity approximated $1.76 billion at March 31, 2011 compared to $2.73 billion at December 31, 2010 and $2.36 billion at March 31, 2010. The significant reduction in available balance sheet liquidity from December 31, 2010 was caused by approximately a $1.00 billion decline in institutional deposits assumed from United Western subsequent to the January 21, 2011 transaction date. The reduction in institutional deposits and thus our available balance sheet liquidity was anticipated at the transaction date based upon our decision to repudiate institutional deposit agreements whose all-in costs did not provide an adequate financial return.

Financial Summary	Table 3

	2011	2010
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$245,200	$272,605	$278,628	$217,435	$200,700
Interest expense	41,213	44,200	48,688	52,573	49,664

Net interest income	203,987	228,405	229,940	164,862	151,036
Provision for loan and lease losses	44,419	34,890	59,873	31,826	16,930

Net interest income after provision for loan and lease losses	159,568	193,515	170,067	133,036	134,106
Gains on acquisitions	65,508	—	—	—	136,000
Other noninterest income	65,582	51,674	49,969	92,622	75,949
Noninterest expense	190,028	201,799	176,851	181,776	172,950

Income before income taxes	100,630	43,390	43,185	43,882	173,105
Income taxes	37,951	13,305	15,439	15,280	66,494

Net income	$62,679	$30,085	$27,746	$28,602	$106,611

Net interest income, taxable equivalent	$204,938	$229,362	$231,006	$165,937	$152,076

PER SHARE DATA
Net income	$6.01	$2.88	$2.66	$2.74	$10.22
Cash dividends	0.300	0.300	0.300	0.300	0.300
Market price at period end (Class A)	200.58	189.05	185.27	192.33	198.76
Book value at period end	171.46	166.08	164.67	162.28	159.91
Tangible book value at period end	169.59	155.30	153.74	151.21	148.68

SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$21,385,014	$21,139,117	$21,164,235	$21,222,673	$19,957,379
Investment securities	4,568,205	3,950,121	3,810,057	3,732,320	3,060,237
Loans and leases (covered and noncovered)	13,904,054	13,641,062	13,917,278	14,202,809	13,789,081
Interest-earning assets	19,067,378	18,739,336	18,605,131	18,778,108	17,507,787
Deposits	18,065,652	17,870,665	17,823,807	17,881,444	16,576,039
Interest-bearing liabilities	15,543,484	15,304,109	15,433,653	15,598,726	14,681,127
Long-term obligations	802,720	825,671	914,938	921,859	964,944
Shareholders’ equity	$1,752,129	$1,742,740	$1,705,005	$1,679,837	$1,593,072
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

SELECTED QUARTER-END BALANCES
Total assets	$21,167,495	$20,806,659	$21,049,291	$21,105,769	$21,215,692
Investment securities	4,204,357	4,512,608	3,789,486	3,771,861	3,378,482
Loans and leases:
Covered under loss share agreements	2,658,134	2,007,452	2,222,660	2,367,090	2,602,261
Not covered under loss share agreements	11,392,351	11,480,577	11,545,309	11,622,494	11,640,041
Interest-earning assets	18,888,350	18,487,960	16,383,953	16,131,251	15,888,085
Deposits	17,811,736	17,635,266	17,743,028	17,787,241	17,843,827
Interest-bearing liabilities	15,114,785	15,015,446	15,355,501	15,517,559	15,597,533
Long-term obligations	801,081	809,949	905,146	918,930	922,207
Shareholders’ equity	1,789,133	1,732,962	1,718,203	1,693,309	1,668,592
Shares outstanding	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453

SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	1.19%	0.56%	0.52%	0.54%	2.12
Rate of return on average shareholders’ equity (annualized)	14.51	6.91	6.46	6.83	26.62
Net yield on interest-earning assets (taxable equivalent)	4.36	4.86	4.93	3.54	3.52
Allowance for loan and lease losses to total loans and leases:
Covered by loss share agreements	2.06	2.55	1.97	0.68	0.26
Not covered by loss share agreements	1.56	1.54	1.51	1.48	1.46
Nonperforming assets to total loans and leases and other real estate at period end:
Covered by loss share agreements	14.51	17.14	18.51	13.94	9.50
Not covered by loss share agreements	1.81	1.71	1.60	1.36	1.37
Tier 1 risk-based capital ratio	15.24	14.86	14.38	14.26	13.81
Total risk-based capital ratio	17.32	16.95	16.45	16.33	16.04
Leverage capital ratio	9.35	9.18	9.04	8.90	9.34
Dividend payout ratio	4.99	10.42	11.28	10.95	2.94
Average loans and leases to average deposits	76.96	76.33	78.08	79.43	83.19

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier investments typically carry a higher interest rate, but expose us to potentially increased levels of default.

We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. That focus on asset quality also influences the composition of our investment securities portfolio. At March 31, 2011, United States Treasury and government agency securities represent 80.4 percent of our investment securities portfolio; corporate bonds issued under the FDIC’s Treasury Liquidity Guaranty Program represent 10.9 percent; and residential mortgage-backed securities represent 7.3 percent of the total portfolio. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.

During 2011 and 2010, changes in interest-earning assets primarily reflect the impact of assets acquired in the FDIC-assisted transactions and strong deposit growth within our legacy markets. During the first quarter of 2011, interest-earning assets averaged $19.07 billion, an increase of $1.56 billion or 8.9 percent from the first quarter of 2010. This increase results from assets acquired in the FDIC-assisted transactions and deposit growth within our legacy branch network in excess of loan and lease demand.

Loans and leases. At March 31, 2011, December 31, 2010 and March 31, 2010, loans and leases totaled $14.05 billion, $13.49 billion and $14.24 billion, respectively. Loans covered by loss share agreements with the FDIC totaled $2.66 billion at March 31, 2011 compared to $2.01 billion at December 31, 2010 and $2.60 billion at March 31, 2010. Loans not covered by loss share agreements equaled $11.39 billion at March 31, 2011 compared to $11.48 billion at December 31, 2010 and $11.64 billion at March 31, 2010.

Commercial mortgage loans not covered by loss share agreements totaled $4.76 billion at March 31, 2011, 41.8 percent of noncovered loans and leases. This balance represents an increase of $25.5 million or 0.5 percent since December 31, 2010 and $174.1 million or 3.8 percent since March 31, 2010. Demand for loans secured by owner-occupied medical and professional facilities remained comparatively strong during the first quarter of 2011 when compared to other lending opportunities. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At March 31, 2011, revolving mortgage loans not covered by loss share agreements totaled $2.30 billion, representing 20.2 percent of total noncovered loans outstanding, an increase of $65.8 million or 2.9 percent since December 31, 2010 and $140.1 million or 6.5 percent compared to March 31, 2010.

Commercial and industrial loans not covered by loss share agreements equaled $1.79 billion or 15.7 percent of total noncovered loans and leases, a reduction of $13.9 million or 0.8 percent since December 31, 2010 and $1.2 million or 0.1 percent since March 31, 2010. Demand for commercial and industrial loans has remained sluggish through 2010 and 2011 as customers have generally maintained current borrowing levels.

Loans and Leases	Table 4

	2011	2010
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Loans covered by loss share agreements	$2,658,134	$2,007,452	$2,222,660	$2,367,090	$2,602,261
Loans and leases not covered by loss share agreements
Commercial:
Construction and land development	373,769	338,929	448,875	492,805	480,191
Commercial mortgage	4,763,393	4,737,862	4,696,183	4,625,351	4,589,291
Other commercial real estate	147,150	149,710	155,509	157,333	161,770
Commercial and industrial	1,792,042	1,869,490	1,774,340	1,801,465	1,793,195
Lease financing	295,994	301,289	294,825	300,047	316,912
Other	174,370	182,015	185,232	186,067	198,068

Total commercial loans	7,546,718	7,579,295	7,554,964	7,563,068	7,539,427
Non-commercial:
Residential mortgage	808,650	878,792	917,415	921,346	912,955
Revolving mortgage	2,299,668	2,233,853	2,209,149	2,187,978	2,159,581
Construction and land development	145,864	192,954	112,116	135,094	163,840
Consumer	591,451	595,683	766,586	815,008	864,238

Total non-commercial loans	3,845,633	3,901,282	4,005,266	4,059,426	4,100,614

Total loans and leases not covered by loss share agreements	11,392,351	11,480,577	11,560,230	11,622,494	11,640,041

Total loans and leases	$14,050,485	$13,488,029	$13,782,890	$13,989,584	$14,242,302

	March 31, 2011			December 31, 2010			March 31, 2010
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
Loans covered by loss share agreements:
Commercial:
Construction and land development	$112,271	$290,045	$402,316	$102,988	$265,432	$368,420	$136,452	$463,523	$599,975
Commercial mortgage	140,219	1,292,413	1,432,632	120,240	968,824	1,089,064	192,190	987,334	1,179,524
Other commercial real estate	37,989	125,316	163,305	34,704	175,957	210,661	20,865	54,306	75,171
Commercial and industrial	31,124	139,917	171,041	9,087	123,390	132,477	35,895	166,579	202,474
Lease financing	22	249	271	—	—	—	—	—	—
Other	—	1,729	1,729	—	1,510	1,510	5,066	12,681	17,747

Total commercial loans	321,625	1,849,669	2,171,294	267,019	1,535,113	1,802,132	390,468	1,684,423	2,074,891
Non-commercial:
Residential mortgage	19,846	327,547	347,393	11,026	63,469	74,495	41,102	250,191	291,293
Revolving mortgage	7,341	16,068	23,409	8,400	9,466	17,866	4,945	16,720	21,665
Construction and land development	56,829	54,596	111,425	44,260	61,545	105,805	46,557	158,153	204,710
Consumer	140	4,473	4,613	—	7,154	7,154	1,478	8,224	9,702

Total non-commercial loans	84,156	402,684	486,840	63,686	141,634	205,320	94,082	433,288	527,370

Total loans covered by loss share agreements	$405,781	$2,252,353	$2,658,134	$330,705	$1,676,747	$2,007,452	$484,550	$2,117,711	$2,602,261

Commercial construction and land development loans not covered by loss share agreements totaled $373.8 million or 3.1 percent of total loans at March 31, 2011, a decrease of $106.4 million or 22.2 percent since March 31, 2010. This decrease was driven by increased chargeoff and foreclosure activity in the construction and land development portfolio during 2010 and 2011 as well as a reduction in originations.

Commercial mortgage loans not covered under loss share agreements increased by $174.1 million from March 31, 2010 to March 31, 2011. This increase is primarily a result of a moderate increase in originations of owner-occupied commercial mortgage loans to borrowers in the medical field.

Consumer loans not covered by loss share agreements totaled $591.5 million at March 31, 2011 down $272.9 million or 31.6 percent since March 31, 2010 and down $4.2 million or .7 percent from December 31, 2010. This decline results from our decision during 2008 to discontinue originations of sales finance loans through our dealer network and the general decline in consumer borrowing in 2010 and 2011 due to recessionary economic conditions.

Residential mortgage loans not covered by loss share agreements totaled $808.7 million at March 31, 2011 down $104.3 million or 11.4% from March 31, 2010. This decrease in residential mortgage loans is a result of a decrease in loan originations due to fewer qualified borrowers and less demand for mortgage loans.

The balance and mix of covered loans as of March 31, 2011 was impacted by the loans acquired in the United Western transaction. Commercial mortgage loans covered by loss share agreements totaled $1.43 billion at March 31, 2011, representing 53.9 percent of the total covered portfolio compared to $1.09 billion or 54.3 percent of total covered loans as of December 31, 2010. Commercial construction and land development loans covered by loss share agreements totaled $402.3 million, or 15.1 percent of total covered loans at March 31, 2011, an increase of $33.9 million from the December 31, 2010 total of $368.4 million, which represented 18.4 percent of the total covered loans. Covered residential mortgage loans totaled $347.4 million or 13.1 percent of the covered portfolio as of March 31, 2011 compared to $74.5 million or 3.7 percent of total covered loans at December 31, 2010.

We expect non-acquisition loan growth for the next several quarters to be extremely limited due to the generally weak demand for loans and widespread customer desire to deleverage. Loan projections are subject to change due to further economic deterioration or improvement and other external factors.

Investment securities. Investment securities available for sale equaled $4.20 billion at March 31, 2011, compared to $4.51 billion at December 31, 2010 and $3.38 billion at March 31, 2010. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes.

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

Income on interest-earning assets. Interest income amounted to $245.2 million during the first quarter of 2011, a $44.5 million or 22.2 percent increase from the first quarter of 2010. During the first quarter of 2011, the improvement in interest income was the result of higher average balances, accretion of discounts on acquired loans with large unscheduled payments since acquisition and the recognition of accretable yield. Average interest-earning assets increased $1.56 billion or 8.9 percent from $17.51 billion to $19.07 billion. The taxable-equivalent yield on interest-earning assets equaled 4.36 percent for the first quarter of 2011, compared to 3.52 percent for the corresponding period of 2010 as reflected in Table 6.

Loan and lease interest income for the first quarter of 2011 equaled $231.5 million, an increase of $44.4 million from the first quarter of 2010, the combined result of higher average volume, discount accretion and higher yield. Average loans and leases increased $115 million or 0.8 percent from the first quarter of 2010 to the first quarter of 2011. The taxable-equivalent yield was 6.77 percent during the first quarter of 2011, a 126 basis point increase from the same period of 2010. The increased yield resulted partially from $29.3 million of discount accreted into income during the first quarter related to acquired loans, including $15.4 million related to unscheduled loan payments.

INVESTMENT SECURITIES	Table 5

	March 31, 2011				March 31, 2010
	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield
Investment securities available for sale:
U. S. Treasury and government agency:
Within one year	$2,738,795	$2,728,516	0/7	0.94%	$1,978,911	$1,987,650	0/6	1.65%
One to five years	658,463	654,582	1/4	0.65	690,508	692,017	1/5	0.84
Five to ten years	19,287	19,247	7/0	3.65	7,846	7,846	8/9	4.38
Over ten years	163,543	163,158	25/1	2.14	4,000	4,000	14/7	4.25

Total	3,580,088	3,565,503	1/10	0.95	2,681,265	2,691,513	0/9	1.45

Residential mortgage-backed securities:
Within one year	3	2	0/8	4.97	6	5	0/12	5.91
One to five years	10,104	10,401	3/5	1.23	12,553	12,852	2/8	1.24
Five to ten years	1,802	1,842	7/9	3.76	1,557	1,576	8/5	4.88
Over ten years	140,574	143,677	27/2	4.70	160,403	162,931	27/1	5.01

Total	152,483	155,922	25/5	4.46	174,519	177,364	25/2	4.73

State, county and municipal:
Within one year	755	755	0/7	4.69	128	128	0/11	5.75
One to five years	473	488	1/11	4.90	1,106	1,133	2/1	4.64
Five to ten years	10	10	9/8	4.97	—	—	—	—
Over ten years	—	—			10	10	10/8	4.97

Total	1,238	1,253	1/2	4.77	1,244	1,271	2/1	4.76

Corporate bonds:
Within one year	227,196	229,381	0/8	1.78	25,185	25,279	0/12	1.07
One to five years	226,194	230,336	1/4	1.96	455,391	461,351	1/12	1.87

Total	453,390	459,717	1/0	1.87	480,576	486,630	1/11	1.83

Equity securities	965	19,621			1,544	18,380

Total investment securities available for sale	4,188,164	4,202,016			3,339,148	3,375,158

Investment securities held to maturity:
Residential mortgage-backed securities:
One to five years	5	3	4/10	4.11	—	—	—
Five to ten years	2,214	2,368	6/0	5.56	3,032	3,240	7/0	5.54
Over ten years	122	166	17/0	6.54	141	182	17/12	6.49

Total	2,341	2,537	6/7	5.61	3,173	3,422	7/6	5.59

State, county and municipal:
One to five years	—	—			151	151	3/7	5.55

Total	—	—			151	151	3/7	5.55

Total investment securities held to maturity	2,341	2,537			3,324	3,573	7/4	5.58

Total investment securities	$4,190,505	$4,204,553			$3,342,472	$3,378,731

Interest income earned on the investment securities portfolio amounted to $13.4 million during the first quarter of 2011 and $13.2 million during the same period of 2010, an increase of $0.2 million or 1.5 percent. This slight increase in income is the result of a reduction in yields offset by an increase in average investment securities. The taxable-equivalent yield decreased 56 basis points from 1.74 percent in the first quarter of 2010 to 1.18 percent in the first quarter of 2011. This reduction in yields was caused by extraordinarily low market interest rates. We anticipate the yield on investment securities will remain depressed until the Federal Reserve begins to raise the benchmark fed funds rates, an action that would likely lead to higher asset yields.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits represent our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and to fulfill commercial customer demand for treasury services. Certain of our long-term borrowings currently qualify as capital under guidelines established by the Federal Reserve and other banking regulators. However, the Dodd-Frank Act contains provisions that cause $265.0 million of trust preferred capital securities to fully cease qualification as Tier I capital effective January 1, 2015.

Deposits. At March 31, 2011, total deposits equaled $17.81 billion, an increase of $176.5 million or 1.0 percent since December 31, 2010 and a decrease of $31.1 million or 0.2 percent since March 31, 2010. The relative stability of deposits over this period despite the assumption of United Western deposits is a result of attrition of assumed deposits from the FDIC-assisted transactions including a significant reduction in institutional deposits assumed from United Western.

Total deposits assumed from United Western equaled $1.6 billion. Subsequent to the acquisition, institutional deposits were reduced by $1.00 billion, as anticipated by BancShares, due to the repudiation of unprofitable agreements.

Due to our historic focus on maintaining a liquid balance sheet, we continue to emphasize deposit retention as a key business objective. We endeavor to retain a significant portion of non-brokered core demand and money market account balances and reasonably priced time deposits assumed in the FDIC-assisted transactions. Upon the onset of economic recovery, our ability to satisfy customer loan demand could be constrained unless we are able to continue to generate new deposits at a reasonable cost.

Long-term obligations. Long-term obligations equaled $801.1 million at March 31, 2011, down $8.9 million from December 31, 2010 and $121.1 million from March 31, 2010. The decrease since March 31, 2010 resulted from the redemption of Federal Home Loan Bank (FHLB) obligations assumed in the FDIC-assisted transactions in 2010.

Expense on interest-bearing liabilities. Interest expense amounted to $41.2 million during the first quarter of 2011, an $8.5 million or 17.0 percent decrease from the first quarter of 2010. The reduced level of interest expense was the net result of lower rates, partially offset by higher average volume. The taxable-equivalent rate on average interest-bearing liabilities equaled 1.07 percent during the first quarter of 2011, a 30 basis point decrease from the first quarter of 2010. Average interest-bearing liabilities increased $862.4 million or 5.8 percent from first quarter of 2010 to the first quarter of 2011 due to the FDIC-assisted transactions as well as organic growth in legacy markets during 2010.

Average interest-bearing deposits equaled $14.10 billion during the first quarter of 2011, an increase of $1.00 billion or 7.7 percent from the first quarter of 2010. Average money market accounts increased $911.1 million or 19.8 percent from the first quarter of 2010, due to the FDIC-assisted transactions and customers holding available liquidity in flexible deposit accounts. During the first quarter of 2011, time deposits averaged $5.84 billion, down $331.4 million or 5.4 percent from the first quarter of 2010 resulting from customers’ preference for non-time deposits, partially offset by time deposits assumed in FDIC-assisted transactions.

For the quarters ended March 31, 2011 and March 31, 2010, short-term borrowings averaged $638.8 million and $619.1 million, respectively. The $19.7 million or 3.2 percent increase in average short-term borrowings since the first quarter of 2010 resulted primarily from the assumption of repurchase agreements from United Western.

NET INTEREST INCOME

Net interest income totaled $204.0 million during the first quarter of 2011, an increase of $53.0 million or 35.1 percent from the first quarter of 2010. The taxable-equivalent net yield on interest-earning assets equaled 4.36 percent for the first quarter of 2011, up 84 basis points from the 3.52 percent recorded for the first quarter of 2010. The increase in the net yield on interest-earning assets was due to accretion of discounts on acquired loans, favorable changes in deposit costs, and the positive impact of yields and rates on acquired loans and assumed deposits.

Net interest income for the first quarter of 2011 included $29.3 million of accretion income related to acquired loans, resulting from various post-acquisition events including unscheduled payments. No such accretion was recognized during the first quarter of 2010. Without the benefit of the accretion of this discount into loan interest income, the first quarter taxable-equivalent loan yield would have declined 86 basis points from 6.77 percent to 5.91 percent; the taxable-equivalent yield on interest-earning assets would have declined 63 basis points from 5.23 percent to 4.60 percent, and the taxable-equivalent net yield on interest earning assets would have declined 62 basis points from 4.36 percent to 3.74 percent. Therefore, due to favorable trends in rates and changes to balance sheet composition, but prior to the recognition of the accreted discount related to unscheduled loan payments for acquired loans, the taxable-equivalent net yield on interest-earning assets increased 22 basis points from the first quarter of 2010.

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

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - First Quarter

Table 6

	2011			2010			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$13,904,054	$232,054	6.77%	$13,789,081	$187,500	5.51%	$1,706	$42,848	44,554
Investment securities:
U. S. Treasury and government agency	3,742,437	8,600	0.89	2,398,941	9,739	1.58	4,080	(5,219)	(1,139)
Residential mortgage-backed securities	299,577	2,653	3.59	149,371	1,564	4.25	1,453	(364)	1,089
Corporate bonds	480,519	2,176	1.81	487,272	2,135	1.75	(30)	71	41
State, county and municipal	1,258	21	6.77	3,621	53	5.94	(37)	5	(32)
Other	44,414	259	2.36	21,032	70	1.35	107	82	189

Total investment securities	4,568,205	13,709	1.18	3,060,237	13,561	1.74	5,573	(5,425)	148
Overnight investments	595,119	389	0.27	658,469	474	0.29	(49)	(36)	(85)

Total interest-earning assets	$19,067,378	$246,152	5.23%	$17,507,787	$201,535	4.66%	$7,230	$37,387	44,617

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,956,020	$458	0.09%	$1,668,916	$499	0.12%	$84	$(125)	(41)
Savings	806,207	365	0.18	668,159	290	0.18	68	7	75
Money market accounts	5,501,694	6,039	0.45	4,590,614	7,306	0.65	1,229	(2,496)	(1,267)
Time deposits	5,838,009	22,958	1.59	6,169,370	30,022	1.97	(1,446)	(5,618)	(7,064)

Total interest-bearing deposits	14,101,930	29,820	0.86	13,097,059	38,117	1.18	(65)	(8,232)	(8,297)
Short-term borrowings	638,835	1,697	1.08	619,124	756	0.50	40	901	941
Long-term obligations	802,720	9,696	4.83	964,944	10,792	4.47	(7,020)	5,924	(1,096)

Total interest-bearing liabilities	$15,543,485	$41,213	1.07%	$14,681,127	$49,665	1.37%	$(7,045)	$(1,407)	(8,452)

Interest rate spread			4.16%			3.29%

Net interest income and net yield on interest-earning assets		$204,939	4.36%		$151,870	3.52%	$14,275	$38,794	53,069

Loans and leases include loans covered under loss share agreements, loans not covered under loss share agreements, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $952 and $834 for 2011 and 2010, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

NONINTEREST INCOME

Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. Traditionally, the primary sources of noninterest income are cardholder and merchant services income, service charges on deposit accounts, revenues derived from wealth management services and fees from processing services. During 2011, 2010 and 2009, these traditional sources of noninterest income have been significantly influenced by acquisition gains and the entries resulting from post-acquisition adjustments to the FDIC receivable resulting from FDIC-assisted transactions.

During the first three months of 2011, noninterest income amounted to $131.1 million, compared to $211.9 million during the same period of 2010. The majority of the $80.8 million decrease during 2011 is due to $70.5 million in higher acquisition gains recognized in conjunction with FDIC-assisted transactions in 2010 when compared to 2011. Net charges of $10.4 million were recorded during 2011 resulting from adjustments to the FDIC receivable compared to $2.6 million of net revenues recorded in the first quarter of 2010. Post-acquisition improvement in covered assets triggered reductions in the FDIC receivable, which are recorded with a charge to noninterest income. Post-acquisition deterioration in covered assets triggers increases in the FDIC receivable, which are recorded with an increase to noninterest income. During 2011, the adjustments to the FDIC receivable resulting from improvements in covered assets exceeded the adjustments to the FDIC receivable resulting from deterioration, resulting in a net charge recorded in noninterest income.

Cardholder and merchant services generated $26.8 million of revenue during the first quarter of 2011, an increase of $3.0 million or 12.6 percent compared to the first quarter of 2010. This increase resulted from growth in merchant discount and interchange income from credit cards and Visa check cards. Interchange income derived from Visa check cards will likely decline during 2011 due to the pending issuance of final regulations arising from provisions in the Dodd-Frank Act. The impact upon our fee income is uncertain and is dependent upon the regulations.

Service charges on deposit accounts equaled $15.8 million and $18.8 million for the first quarter of 2011 and 2010, respectively. The $3.0 million or 16.1 percent decrease resulted primarily from changes to Regulation E that were effective in August 2010 as well as changes to the order in which transactions are posted to customer accounts implemented in January 2011. The unfavorable impact of the 2010 regulations will continue in subsequent periods.

Fees from wealth management services amounted to $13.3 million during the first quarter of 2011 compared to $11.7 million during the same period of 2010. The improved fee income was due to higher trust, brokerage and asset management revenues.

Noninterest income recognized during the first quarter of 2011 from securities transactions decreased $1.6 million since the first quarter of 2010 as a result of the realized losses on securities acquired in FDIC-assisted transactions that were sold in the first quarter of 2011.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities, and equipment and software costs related to branch offices and technology. Noninterest expense amounted to $190.0 million in the first quarter of 2011, up $17.1 million or 9.9 percent from the first quarter of 2010.

Salaries and wages increased $3.6 million or 5.0 percent from the first quarter of 2010 to the first quarter 2011. These increases principally resulted from the impact of merit increases and new positions to manage our technology infrastructure and our FDIC-assisted transactions. Employee benefits expense totaled $19.6 million for the first quarter of 2011 up $1.3 million or 7.3 percent from the first quarter of 2010 caused primarily by $1.8 million in executive retirement costs.

Occupancy expense totaled $18.3 million in the first quarter of 2011, up $477,000 or 2.7 percent from 2010 caused by expenses arising from maintaining property acquired in FDIC-assisted transactions.

Equipment expense increased $1.6 million or 10.0 percent in the first quarter 2011 caused primarily by higher hardware and software costs.

FDIC deposit insurance increased $3.3 million in the first quarter of 2011 when compared to the same period of 2010 due in part to higher insurable deposits in 2011.

Foreclosure-related expenses, which include costs to maintain and dispose of foreclosed properties as well as any gains or losses recognized, increased $1.4 million during the first quarter of 2011 when compared to the same period of 2010. A large portion of the first quarter increase was due to continued costs arising from the assets acquired in FDIC-assisted transactions, the majority of which are reimbursable under the FDIC loss share agreements. Other losses were incurred in the legacy markets due to higher carrying costs, write-downs and losses on sales.

Other expenses for the first quarter of 2011 increased $5.3 million or 12.7 percent when compared to the same period of 2010. Collection expenses for loans arising from the FDIC-assisted transactions, the majority of which are reimbursable under the FDIC loss share agreements, increased $558,000 from the comparable three month period of 2010. Other external processing costs increased $2.7 million due primarily to processing fees paid for institutional deposits that were moved to other institutions in March 2011. Costs for our customer loyalty programs increased $679,000, due to higher expenses related to higher qualifying transaction volumes for the debit card program. Cardholder and merchant processing costs increased $1.3 million from added transaction volumes.

INCOME TAXES

We monitor and evaluate the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. On a periodic basis, we evaluate our income tax positions based on current tax law, positions taken by various tax auditors within the jurisdictions that BancShares is required to file income tax returns as well as potential or pending audits or assessments by such tax authorities.

Income tax expense amounted to $38.0 million during the three months ended March 31, 2011, compared to $66.5 million during the same period of 2010. The $28.5 million decrease in income tax expense was the direct result of significantly lower pre-tax earnings. The effective tax rates for these periods equaled 37.7 percent and 38.4 percent, respectively. The slightly lower effective tax rate for 2011 reflects the enhanced impact of various favorable permanent differences on the current year’s pre-tax income.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

We continually monitor the capital levels and ratios for BancShares and FCB to ensure that they comfortably exceed the minimum requirements imposed by their respective regulatory authorities and to ensure that FCB’s capital is appropriate given its growth projection and risk profile. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material effect on the financial statements. Table 7 provides information on capital adequacy for BancShares as of March 31, 2011, December 31, 2010 and March 31, 2010.

BancShares continues to exceed minimum capital standards and the banking subsidiaries remain well-capitalized.

The tier 2 capital of BancShares and FCB includes qualifying subordinated debt that was issued in 2005 with a scheduled maturity date of September 1, 2015. Beginning in the third quarter of 2010, the amount of this qualifying subordinated debt that is eligible tier 2 capital decreased $25.0 million to $100.0 million since the scheduled maturity date is within 5 years. The amount eligible for tier 2 capital will decrease by $25.0 million each year until the scheduled maturity date. Tier 2 capital is part of total risk-based capital, reflected in Table 7.

The Dodd-Frank Act contains provisions that will eliminate our ability to include $265.0 million of trust preferred capital securities in tier I risk-based capital effective January 1, 2015. BancShares’ trust preferred capital securities that currently qualify as tier 1 capital will be phased out in equal increments of $88.3 million over a three- year term, beginning in 2013. Based on BancShares’ capital structure as of March 31, 2011, the impact of the reduction of $88.3 million would result in a tier 1 leverage capital ratio of 8.94 percent, a tier 1 risk-based capital ratio of 14.56 percent, and a total risk-based capital ratio of 16.65 percent. Elimination of the full $265 million of trust preferred capital securities from the March 31, 2011 capital structure would result in a proforma tier 1 leverage capital ratio of 8.11 percent, a tier 1 risk-based capital ratio of 13.22 percent, and a total risk-based capital ratio of 15.30 percent. BancShares and FCB would continue to remain well-capitalized under current regulatory guidelines.

Capital Adequacy	Table 7

	Actual		Minimum requirement		Well-capitalized requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2011
Tier 1 risk-based capital	$1,995,259	15.24%	$523,763	4.00%	$785,645	6.00%
Total risk-based capital	2,267,806	17.32%	1,047,527	8.00%	1,309,409	10.00%
Tier 1 leverage capital	1,995,259	9.35%	640,044	3.00%	1,066,741	5.00%

December 31, 2010
Tier 1 risk-based capital	1,935,559	14.86%	520,861	4.00%	781,291	6.00%
Total risk-based capital	2,206,890	16.95%	1,041,722	8.00%	1,302,152	10.00%
Tier 1 leverage capital	1,752,384	9.18%	390,646	3.00%	651,076	5.00%

March 31, 2010
Tier 1 risk-based capital	1,853,929	13.83%	536,072	4.00%	804,108	6.00%
Total risk-based capital	2,153,717	16.07%	1,072,145	8.00%	1,340,181	10.00%
Tier 1 leverage capital	1,853,929	9.36%	594,309	3.00%	1,069,671	5.00%

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

Credit risk. The maintenance of excellent asset quality is one of our key performance measures. Loans and leases not covered by loss share agreements with the FDIC were underwritten in accordance with our credit policies and procedures and are subjected to periodic ongoing reviews. Loans covered by loss share agreements with the FDIC were recorded at fair value at the time of the acquisition and are subjected to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses for the purpose of ensuring compliance with credit policies and to closely monitor asset quality trends. The risk reviews include portfolio analysis by geographic location and horizontal reviews across industry and collateral sectors. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain adequate allowances for loan and lease losses that are inherent in the loan and lease portfolio.

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

We have historically carried a significant concentration of real estate secured loans. We mitigate that exposure through our underwriting policies that principally rely on adequate borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner-occupied. At March 31, 2011, loans secured by real estate not covered by loss share agreements totaled $8.54 billion or 74.9 percent of total noncovered loans and leases compared to $8.53 billion or 74.3 percent of noncovered loans and leases at December 31, 2010 and $8.47 billion or 72.7 percent at March 31, 2010.

Noncovered loans and leases to borrowers in medical, dental or related fields totaled $3.04 billion as of March 31, 2011, which represents 26.6 percent of loans and leases not covered by loss share agreements, compared to $3.02 billion or 26.3 percent of noncovered loans and leases at December 31, 2010 and $2.96 billion or 25.4 percent of noncovered loans and leases at March 31, 2010. Except for this single concentration, no other industry represented more than 10 percent of total noncovered loans and leases outstanding at March 31, 2011.

Nonperforming assets include nonaccrual loans and leases, OREO and restructured loans that are both covered and not covered by FDIC loss share agreements. At March 31, 2011, BancShares’ nonperforming assets amounted to $612.5 million or 4.3 percent of total loans and leases plus OREO, compared to $560.1 million or 4.1 percent at December 31, 2010 and $417.2 million or 2.9 percent at March 31, 2010.

Of the $612.5 million in nonperforming assets at March 31, 2011, $405.7 million is covered by FDIC loss share agreements that provide significant loss protection. Both the $42.2 million increase from December 31, 2010 and $148.1 million increase from March 31, 2010 are primarily attributable to nonperforming assets arising from the FDIC-assisted transactions closed during the first quarters of 2010 and 2011.

Nonperforming assets not covered by loss share agreements amounted to $206.8 million as of March 31, 2011, or 1.8 percent of noncovered loans and leases plus OREO compared to $196.7 million or 1.7 percent at December 31, 2010 and $159.6 million or 1.4 percent at March 31, 2010. The $47.2 million increase in noncovered nonperforming assets since March 31, 2010 was due to additional restructured loans and weak economic conditions causing higher levels of defaults.

Restructured loans not covered by loss share agreements at March 31, 2011 equaled $120.7 million, $77.4 million of which are accruing and $43.4 million of which are nonaccrual compared to a total of $106.8 million at December 31, 2010 with $65.0 million accruing and $41.8 million nonaccrual. Total covered and noncovered restructured loans as of March 31, 2011 equaled $179.6 million, $122.0 million of which are accruing and $57.6 million of which are nonaccrual. Restructured loans result from modifications selectively provided to customers experiencing cash flow difficulties in an effort to assist them in remaining current on their debt obligations.

OREO not covered by loss share agreements totaled $49.6 million at March 31, 2010, compared to $52.8 million at December 31, 2010 and $48.4 million at March 31, 2010. A significant portion of the OREO not covered by loss share agreements relates to real estate exposures in the Atlanta, Georgia and southwest Florida markets arising from residential construction activities. Both markets have experienced significant over-development that has resulted in extremely weak sales of new residential units and significant declines in property values. Once acquired, OREO is periodically reviewed to ensure that the fair value of the property supports the carrying value, with write downs recorded when necessary.

At March 31, 2011, the allowance for loan and lease losses allocated to noncovered loans totaled $178.0 million or 1.56 percent of loans and leases not covered by loss share agreements, compared to $176.5 million or 1.54 percent at December 31, 2010 and $169.5 million or 1.46 percent at March 31, 2010. The increases in the allowance for noncovered loan and lease losses were due to deterioration in credit quality within noncovered commercial loans, revolving mortgage loans, and non-commercial construction loans. An additional allowance of $54.6 million relates to covered loans at March 31, 2011, established as a result of post-acquisition deterioration in credit quality for certain covered loans. The allowance for covered loans equaled $6.8 million at March 31, 2010.

Management considers the allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at March 31, 2011, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.

The provision for noncovered loan and lease losses recorded during the first quarter of 2011 equaled $11.9 million, compared to $10.5 million during the fourth quarter of 2010 and $13.6 million during the first quarter of 2010. Provision expense related to covered loans totaled $32.6 million and $3.3 million during the first quarter of 2011 and 2010 respectively due to post-acquisition deterioration of loans covered under loss share agreements. The increase from the first quarter of 2010 is due to increased deterioration in the credit of acquired loans and the growing covered loan portfolio. The impact of the higher provision for covered loan and lease losses resulting from post- acquisition deterioration triggered adjustments to the FDIC receivable which are offset by noninterest income.

Exclusive of losses related to covered loans, net charge-offs equaled $10.4 million during the first quarter of 2011, compared to $13.6 million during the first quarter of 2010. On an annualized basis, net charge-offs represented 0.37 percent of average noncovered loans and leases during the first quarter of 2011 compared to 0.47 percent during the first quarter of 2010. Net charge-offs on covered loans equaled $25.9 million in the first quarter of 2011. No covered loan charge-offs were recorded in the first quarter of 2010.

Table 8 provides details concerning the allowance for loan and lease losses during the past five quarters.

Allowance for Loan and Lease Loss Experience and Risk Elements	Table 8

	2011	2010
(dollars in thousands; unaudited)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Allowance for loan and lease losses at beginning of period	$227,765	$218,046	$188,169	$176,273	$172,282
Adjustment resulting from adoption of change in accounting for QSPEs and controlling financial interests effective January 1, 2010	—	—	—	—	681
Provision for loan and lease losses:
Covered by loss share agreements	32,557	24,411	42,597	16,554	3,310
Not covered by loss share agreements	11,862	10,480	17,276	15,272	13,620
Net charge-offs of loans and leases:
Charge-offs	(41,707)	(27,134)	(31,172)	(21,744)	(14,858)
Recoveries	2,120	1,962	1,176	1,814	1,238

Net charge-offs of loans and leases	(39,587)	(25,172)	(29,996)	(19,930)	(13,620)

Allowance for loan and lease losses at end of period	$232,597	$227,765	$218,046	$188,169	$176,273

Allowance for loan and lease losses at end of period allocated to loans and leases:
Covered by loss share agreements	$54,629	$51,248	$43,028	$16,006	$6,810
Not covered by loss share agreements	177,968	176,517	175,018	172,163	169,463

Allowance for loan and lease losses at end of period	$232,597	$227,765	$218,046	$188,169	$176,273

Detail of net charge-offs of loans and leases:
Covered by loss share agreements	$29,176	$16,192	$15,575	$7,358	$—
Not covered by loss share agreements	10,411	8,980	14,421	12,572	13,620

Total net charge-offs	$39,587	$25,172	$29,996	$19,930	$13,620

Reserve for unfunded commitments	$7,512	$7,246	$7,623	$7,414	$7,180
Average loans and leases:
Covered by loss share agreements	2,464,277	2,096,312	2,257,888	2,502,756	2,051,145
Not covered by loss share agreements	11,439,777	11,544,750	11,659,390	11,700,053	11,737,654
Loans and leases at period-end:
Covered by loss sharing agreements	2,628,409	2,007,452	2,222,660	2,367,090	2,602,261
Not covered by loss sharing agreements	11,425,312	11,480,577	11,545,309	11,622,494	11,640,041
Risk Elements
Nonaccrual loans and leases:
Covered by loss share agreements	$223,617	$194,315	$264,653	$218,007	$123,602
Not covered by loss share agreements	79,856	78,814	84,753	73,179	61,904
Other real estate:
Covered by loss share agreements	137,479	112,748	99,843	98,416	109,783
Not covered by loss share agreements	49,584	52,842	47,524	46,763	48,368
Troubled debt restructurings:
Covered by loss share agreements	44,603	56,398	65,417	46,155	24,216
Not covered by loss share agreements	77,376	64,995	53,374	36,644	49,309

Total nonperforming assets	$612,515	$560,112	$615,564	$519,164	$417,182

Nonperforming assets covered by loss share agreements	$405,699	$363,461	$429,913	$362,578	$257,601
Nonperforming assets not covered by loss share agreements	206,816	196,651	185,651	156,586	159,581

Total nonperforming assets	$612,515	$560,112	$615,564	$519,164	$417,182

Ratios
Net charge-offs (annualized) to average loans and leases:
Covered by loss share agreements	4.80%	3.13%	2.80%	1.19%	—%
Not covered by loss share agreements	0.37	0.31	0.49	0.43	0.47
Allowance for loan and lease losses to total loans and leases:
Covered by loss share agreements	2.08	2.55	1.94	0.68	0.26
Not covered by loss share agreements	1.56	1.54	1.52	1.48	1.46
Nonperforming assets to total loans and leases plus other real estate:
Covered by loss share agreements	14.67	17.14	18.51	14.71	9.50
Not covered by loss share agreements	1.80	1.71	1.60	1.34	1.37
Total	4.30	4.10	4.42	3.67	2.90

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

We assess our interest rate risk by simulating future amounts of net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Due to the existence of contractual floors, competitive pressures that constrain our ability to reduce interest rates, and the extremely low current level of interest rates, it is highly unlikely that the rates on most interest-earning assets and interest-bearing liabilities can decline from current levels. In our simulations, we do not calculate rate shocks, rate ramps or market value of equity for declining rate scenarios, and assume that the prime rate will not move below the March 31, 2011 rate of 3.25 percent. These simulations indicate that a 200 basis point increase in rates will result in an increase in net interest income of 6.7 percent to 14.5 percent depending upon the speed with which rates increase. Our projections do not incorporate assumptions of likely customer migration of short-term deposit instruments to long-term instruments as rates rise. Such transfer could dampen the majority of the calculated favorable changes. We also utilize the market value of equity as a tool in measuring and managing interest rate risk. The market value of equity is estimated to range from 7.9 percent of total assets with no change in interest rates to 6.5 percent when rates move up immediately by 200 basis points.

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

Liquidity risk. Liquidity risk results from the mismatching of asset and liability cash flows and the potential inability to secure adequate amounts of funding from traditional sources of liquidity. We manage this risk by structuring our balance sheet prudently and by maintaining various borrowing resources to fund potential cash needs. We have historically maintained a strong focus on liquidity, and have traditionally relied on our deposit base as our primary liquidity source. Short-term borrowings resulting from commercial treasury customers are also a recurring source of liquidity, although the majority of those borrowings must be collateralized thereby potentially restricting the use of the resulting liquidity. Through our deposit and treasury services pricing strategies, we have the ability to stimulate or curtail liability growth.

Exclusive of deposits assumed in the FDIC-assisted transactions, deposits increased from the first quarter of 2010 to the first quarter of 2011 due to an improved domestic savings rate and a desire by customers to seek safety from uncertain investment instruments. While deposits have continued to grow despite falling interest rates, lower rates have caused a decline in treasury services balances.

We occasionally utilize borrowings from the Federal Home Loan Bank of Atlanta as an alternative source of liquidity, and to assist in matching the maturities of longer dated interest-earning assets. At March 31, 2011, we had sufficient collateral pledged to provide access to $1.50 billion of additional borrowings. Additionally, we maintain federal funds lines of credit and other borrowing facilities. At March 31, 2011, BancShares had contingent access to $400.0 million in unsecured borrowings through its various sources.

Once we have satisfied our loan demand and other funding needs, residual liquidity is held in cash or invested in overnight investments and investment securities available for sale. Net of amounts pledged for various purposes, the amount of such immediately available balance sheet liquidity approximated $1.76 billion at March 31, 2011 compared to $2.73 billion at December 31, 2010 and $2.36 billion at March 31, 2010. The significant decline in available balance sheet liquidity during the first quarter 2011 resulted from the material decline in institutional deposits assumed from United Western.

Subsequent to the assumption of $1.6 billion in deposits from United Western, institutional deposits declined by $1.0 billion. The reduction was anticipated due to our decision to repudiate unprofitable agreements with institutional depositors.

SEGMENT REPORTING

BancShares is a financial holding company headquartered in Raleigh, North Carolina that offers full-service banking through a single wholly-owned banking subsidiary, First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank.

Prior to January 7, 2011, BancShares also offered full service banking services through another wholly-owned subsidiary, IronStone Bank (ISB), a federally-chartered thrift institution. On January 7, 2011 ISB was legally merged into FCB resulting in a single banking subsidiary of BancShares.

Prior to the merger, FCB and ISB were considered to be distinct operating segments. However, as a result of the merger and various organizational changes resulting from the merger in the first quarter of 2011, there is no longer a focus on the discrete financial measures of each entity. Therefore, BancShares no longer has multiple reportable segments.

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

CURRENT ACCOUNTING AND REGULATORY ISSUES

In July, 2010, the FASB issued Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss (ASU 2010-20). In an effort to provide financial statement users with greater transparency about the allowance for loan and lease losses, ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in the portfolio and how risk is analyzed and assessed in determining the amount of the allowance. Changes in the allowance will also require disclosure. The end-of-period disclosures are effective for BancShares on December 31, 2010 with the exception of disclosures related to troubled debt restructurings that are effective for interim and annual periods ending after June 15, 2011. The disclosures related to activity during a period are effective during 2011. The provisions of ASU 2010-20 have affected disclosures regarding the allowance for loan and lease losses, but will have no material impact on financial condition, results of operations or liquidity.

In April, 2011, the FASB issued A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02). In an effort to increase comparability, ASU 2011-02 seeks to clarify when a creditor has granted a concession in a modification and whether a borrower is experiencing financial difficulty. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The provisions of ASU 2011-02 are not expected to have a material impact on the financial condition, results of operations or liquidity of BancShares.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will result in expansive changes in many areas affecting the financial services industry in general and BancShares in particular. The legislation provides broad economic oversight, consumer financial services protection, investor protection, rating agency reform and derivative regulatory reform. Various corporate governance requirements will result in expanded proxy disclosures and shareholder rights. Additional provisions address the mortgage industry in an effort to strengthen lending practices. Deposit insurance reform has resulted in permanent FDIC protection for up to $250,000 of deposits and will require the FDIC’s Deposit Insurance Fund to maintain 1.35 percent of insured deposits with the burden for closing the shortfall falling to banks with more than $10.0 billion in assets.

The legislation also imposes new regulatory capital requirements for banks that will result in the disallowance of qualified trust preferred capital securities as tier 1 capital beginning in 2013. This legislation requires the reduction in tier 1 capital by the amount of qualified trust preferred capital securities in equal increments over a three year period beginning in 2013. BancShares has $265.0 million in trust preferred capital securities that is currently outstanding and included as tier 1 capital. The elimination of $88.3 million from tier 1 capital will be required over the three year period beginning in 2013.

Due to the breadth of the impact of the new legislation and the pending issuance of regulations implementing the legislation, we are unable to estimate the impact of complying with the various provisions.

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

Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions that affect our loan and lease portfolio, the abilities of our borrowers to repay their loans and leases, the values of real estate and other collateral, the impact of the FDIC-assisted transactions, and other developments or changes in our business that we do not expect.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We have no obligation to update these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of March 31, 2011, BancShares’ market risk profile has not changed significantly from December 31, 2010. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares’ internal control over financial reporting occurred during the first quarter of 2011 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

To the extent that the changes in interest income and net interest income are attributable to improvements in credit quality of loans covered under loss share agreements, there will generally be a proportionate adjustment to the FDIC receivable that will be offset by an entry to noninterest income.

Reimbursements under loss share agreements are subject to FDIC oversight

With respect to the 2011, 2010 and 2009 acquisitions, the exposures to prospective losses on certain assets are covered under loss share agreements with the FDIC. These loss share agreements impose certain obligations on us that, in the event of noncompliance, could result in the delay or disallowance of some or all of our rights under those agreements. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for noncompliance.

We are subject to extensive oversight and regulation that continues to change

We and FCB are subject to extensive federal and state banking laws and regulations. These laws and regulations focus on the protection of depositors, federal deposit insurance funds, and the banking system as a whole rather than the protection of security holders. Federal and state banking regulators possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums, increased expenses, reductions in fee income and limitations on activities that could have a material adverse effect on our results of operations.

The Dodd-Frank Act instituted significant changes to the overall regulatory framework for financial institutions including BancShares and FCB. Many of the specific provisions of the bill have yet to be fully implemented, and the impact on us cannot be accurately predicted until regulations are enacted. The Dodd-Frank Act will likely cause a decline in certain revenues that are significant to our overall financial performance, create additional compliance costs, and eliminate a portion of our tier 1 capital beginning January 1, 2013.

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

Our financial condition could be adversely affected by the soundness of other financial institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to numerous financial service providers, including banks, brokers and dealers in securities and other institutional clients. Transactions with other financial institutions expose us to credit risk in the event of default of the counterparty. In addition, our credit risk may be exacerbated when collateral held by us cannot be liquidated at a price sufficient to recover the full amount of the credit. These types of losses could materially and adversely affect our results of operations.

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

Our current level of balance sheet liquidity may come under pressure

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

Deposit insurance premiums could increase further causing added pressure on our earnings

During 2009, due to a higher level of bank failures, the FDIC increased recurring deposit insurance premiums and imposed a special assessment on insured financial institutions. In addition, the FDIC collected an estimated three-year prepayment of deposit insurance premiums on December 31, 2009. We remitted $69.6 million to prepay our premiums for 2010, 2011 and 2012. Due to the continuing volume of bank failures, it is possible that higher deposit insurance rates or additional special assessments will be required to restore the FDIC’s Deposit Insurance Fund to the legislatively established target.

Integration of our FDIC-assisted acquisitions may be disruptive, and we have no assurance that future acquisitions will be approved

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

The acquisition gain that we have recorded in our financial statements is subject to adjustment

The acquisition gain recorded during 2011 is preliminary and subject to revision for a period of one year following the acquisition date. Adjustments to the gain may be recorded based on additional information received after the acquisition date that affected the acquisition date fair values of assets acquired and liabilities assumed. Further downward adjustments in values of assets acquired or increases in values of liabilities assumed on the date of acquisition would lower the acquisition gain.

Our access to capital is limited which could impact our future growth

Based on existing capital levels, BancShares and FCB maintain well-capitalized ratios under current leverage and risk-based capital standards including the impact of the FDIC-assisted acquisitions. Historically, our primary capital sources have been retained earnings and debt issued through both private and public markets including trust preferred securities and subordinated debt. The Dodd-Frank Act contains provisions that will eliminate our ability to include $265.0 million of trust preferred securities in tier 1 risk-based capital beginning January 1, 2013 with total elimination on January 1, 2015. The inability to include the trust preferred securities in tier 1 risk-based capital may lead us to redeem a portion or all of the securities prior to their scheduled maturity dates. Since we have not historically raised capital through new issues of our common stock, replacement of the tier 1 capital will be difficult. A lack of access to tier 1 capital could limit our ability to consummate additional acquisitions, make new loans, meet our existing lending commitments, and could potentially affect our liquidity and capital adequacy.

The major rating agencies regularly evaluate our creditworthiness and assign credit ratings to our debt and FCB’s debt. The ratings of the agencies are based on a number of factors, some of which are outside of our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions generally affecting the financial services industry. In light of the difficulties currently confronting the financial services industry, there can be no assurance that we will maintain our current credit ratings. Rating reductions could adversely affect our access to funding sources and the cost of obtaining funding. Long-term debt ratings also affect deposit insurance premiums, and a reduction in FCB’s ratings would increase premiums and expense.

The market price of our stock may be volatile

Although publicly traded, our common stock has substantially less liquidity than other large publicly traded financial services companies as well as average companies listed on the NASDAQ National Market System. A relatively small percentage of our common stock is actively traded with average daily volume during 2011 of approximately 9,000 shares. This low liquidity increases the price volatility of our stock which may make it difficult for our shareholders to sell or buy our common stock when they deem a transaction is warranted at a price that they believe is attractive.

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

The value of our goodwill may decline

As of March 31, 2011, we had $102.6 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, and the impairment test compares the estimated fair value of a reporting unit with its net book value. A significant decline in our expected future cash flows, a significant adverse change in the business climate, or a sustained decline in the price of our common stock may result in a write-off of impaired goodwill. Such write-off could have a significant impact on our results of operations, but would not impact our capital ratios as such ratios are calculated using tangible capital amounts.

Item 6.	Exhibits

10.1	Consulting Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and James. M. Parker (filed herewith)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

101	Financials in XBRL Format

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2011	FIRST CITIZENS BANCSHARES, INC.
(Registrant)

	By:	/s/ KENNETH A. BLACK
Kenneth A. Black
Vice President, Treasurer and Chief Financial Officer