Form 10-Q
period 2011-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2011-08-09
CIK 798941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Class B Common Stock—$1 Par Value—1,639,987 shares

(Number of shares outstanding, by class, as of August 8, 2011)

Part 1

Item 1.	Financial Statements (Unaudited)

First Citizens BancShares, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30* 2011	December 31# 2010	June 30* 2010
	(thousands, except share data)
Assets
Cash and due from banks	$537,717	$460,178	$625,857
Overnight investments	741,654	398,390	736,896
Investment securities available for sale	4,014,241	4,510,076	3,768,777
Investment securities held to maturity	2,098	2,532	3,084
Loans held for sale	56,004	88,933	91,076
Loans and leases:
Covered under loss share agreements	2,399,738	2,007,452	2,367,090
Not covered under loss share agreements	11,528,854	11,480,577	11,622,494
Less allowance for loan and lease losses	250,050	227,765	188,169

Net loans and leases	13,678,542	13,260,264	13,801,415
Premises and equipment	842,911	842,745	846,702
Other real estate owned:
Covered under loss share agreements	150,636	112,748	98,416
Not covered under loss share agreements	49,028	52,842	46,763
Income earned not collected	50,876	83,644	77,186
Receivable from FDIC for loss share agreements	522,507	623,261	692,242
Goodwill	102,625	102,625	102,625
Other intangible assets	8,234	9,897	12,936
Other assets	264,577	258,524	201,794

Total assets	$21,021,650	$20,806,659	$21,105,769

Liabilities
Deposits:
Noninterest-bearing	$4,166,886	$3,976,366	$3,730,321
Interest-bearing	13,496,080	13,658,900	14,056,920

Total deposits	17,662,966	17,635,266	17,787,241
Short-term borrowings	655,808	546,597	541,709
Long-term obligations	792,661	809,949	918,930
Other liabilities	100,026	81,885	162,525

Total liabilities	19,211,461	19,073,697	19,410,405
Shareholders’ Equity
Common stock:
Class A - $1 par value (8,756,778 shares issued and outstanding for all periods)	8,757	8,757	8,757
Class B - $1 par value (1,639,987 issued and outstanding at June 30, 2011, 1,677,675 shares issued and outstanding at December 31, 2010 and June 30, 2010)	1,640	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,685,477	1,615,290	1,563,720
Accumulated other comprehensive loss	(29,451)	(36,529)	(22,557)

Total shareholders’ equity	1,810,189	1,732,962	1,695,364

Total liabilities and shareholders’ equity	$21,021,650	$20,806,659	$21,105,769

*	Unaudited
#	Derived from the 2010 Annual Report on Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries

Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(thousands, except share and per share data, unaudited)
Interest income
Loans and leases	$233,731	$202,541	$465,184	$389,615
Investment securities:
U. S. Treasury	2,259	6,927	5,469	14,346
Government agency	4,863	3,323	9,910	5,255
Residential mortgage backed securities	2,104	1,873	4,757	3,437
Corporate bonds	2,119	2,198	4,295	4,333
State, county and municipal	12	15	25	48
Other	200	12	459	82

Total investment securities interest and dividend income	11,557	14,348	24,915	27,501
Overnight investments	316	546	705	1,019

Total interest income	245,604	217,435	490,804	418,135
Interest expense
Deposits	27,081	41,091	56,901	79,207
Short-term borrowings	1,482	640	3,179	1,396
Long-term obligations	9,666	10,842	19,362	21,634

Total interest expense	38,229	52,573	79,442	102,237

Net interest income	207,375	164,862	411,362	315,898
Provision for loan and lease losses	53,977	31,826	98,396	48,756

Net interest income after provision for loan and lease losses	153,398	133,036	312,966	267,142
Noninterest income
Gain on acquisitions	0	0	64,984	136,000
Cardholder and merchant services	30,543	28,505	57,323	52,294
Service charges on deposit accounts	15,778	19,513	31,568	38,340
Wealth management services	14,119	14,222	27,407	25,956
Fees from processing services	7,595	7,226	14,841	14,449
Securities gains (losses)	(96)	(186)	(545)	945
Other service charges and fees	5,960	5,110	11,917	9,758
Mortgage income	2,530	1,924	4,845	3,334
Insurance commissions	2,280	1,794	4,814	4,600
ATM income	1,370	1,699	2,960	3,354
Adjustments for FDIC receivable for loss share agreements	(13,747)	12,940	(24,126)	15,527
Other	317	(125)	1,751	14

Total noninterest income	66,649	92,622	197,739	304,571
Noninterest expense
Salaries and wages	76,124	74,475	151,928	146,635
Employee benefits	18,708	15,839	38,357	34,150
Occupancy expense	18,487	18,517	36,800	36,353
Equipment expense	17,515	16,604	34,906	32,419
FDIC insurance expense	2,501	6,609	10,726	11,496
Foreclosure-related expenses	3,747	4,014	9,235	8,075
Other	50,400	45,718	95,558	85,598

Total noninterest expense	187,482	181,776	377,510	354,726

Income before income taxes	32,565	43,882	133,195	216,987
Income taxes	11,265	15,280	49,216	81,774

Net income	$21,300	$28,602	$83,979	$135,213

Average shares outstanding	10,422,857	10,434,453	10,428,623	10,434,453
Net income per share	$2.04	$2.74	$8.05	$12.96

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands, except share data unaudited)
Balance at December 31, 2009	$8,757	$1,678	$143,766	$1,429,863	$(24,949)	$1,559,115
Adjustment resulting from adoption of a change in accounting for QSPEs and controlling financial interests effective January 1, 2010	0	0	0	4,904	0	4,904
Comprehensive income:
Net income	0	0	0	135,213	0	135,213
Change in unrealized securities gains arising during period, net of $2,608 deferred tax	0	0	0	0	6,563	6,563
Less reclassification adjustment for gains included in net income, net of $370 deferred tax benefit	0	0	0	0	(575)	(575)
Change in unrecognized loss on cash flow hedges, net of $2,346 deferred tax benefit	0	0	0	0	(3,596)	(3,596)

Total comprehensive income						137,605

Cash dividends	0	0	0	(6,260)	0	(6,260)

Balance at June 30, 2010	$8,757	$1,678	$143,766	$1,563,720	$(22,557)	$1,695,364

Balance at December 31, 2010	$8,757	$1,678	$143,766	$1,615,290	$(36,529)	$1,732,962
Comprehensive income:
Net income	0	0	0	83,979	0	83,979
Change in unrealized securities gains arising during period, net of $3,168 deferred tax	0	0	0	0	4,929	4,929
Reclassification adjustment for losses included in net income, net of $215 deferred tax	0	0	0	0	330	330
Change in unrecognized loss on cash flow hedges, net of $122 deferred tax benefit	0	0	0	0	(186)	(186)
Change in pension obligation, net of $1,291 deferred tax	0	0	0	0	2,005	2,005

Total comprehensive income						91,057

Repurchase of 37,688 shares of Class B common stock	—	(38)	—	(7,537)	—	(7,575)
Cash dividends	—	—	—	(6,255)	—	(6,255)

Balance at June 30, 2011	$8,757	$1,640	$143,766	$1,685,477	$(29,451)	$1,810,189

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2011	2010
	(thousands, unaudited)
OPERATING ACTIVITIES
Net income	$83,979	$135,213
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	2,200	3,164
Provision for loan and lease losses	98,396	48,756
Deferred tax (benefit) expense	(17,133)	(34,105)
Change in current taxes payable	19,774	13,899
Depreciation	32,408	30,296
Change in accrued interest payable	(5,755)	2,771
Change in income earned not collected	38,043	(8,842)
Gain on acquisitions	(64,984)	(136,000)
Securities losses (gains)	545	(945)
Origination of loans held for sale	(182,184)	(255,495)
Proceeds from sale of loans	218,533	235,171
Gain on sale of loans	(3,420)	(3,371)
Loss on sale of other real estate	1,349	720
Net amortization of premiums and discounts	(85,752)	21,550
FDIC receivable for loss share agreements	237,468	78,451
Net change in other assets	96,562	35,462
Net change in other liabilities	(7,836)	43,115

Net cash provided by operating activities	462,193	209,810

INVESTING ACTIVITIES
Net change in loans outstanding	260,861	311,122
Purchases of investment securities available for sale	(632,041)	(1,603,861)
Proceeds from maturities of investment securities held to maturity	433	518
Proceeds from maturities of investment securities available for sale	1,214,988	797,949
Proceeds from sales of investment securities available for sale	191,697	24,137
Net change in overnight investments	(343,264)	(13,636)
Proceeds from sale of other real estate	24,748	40,943
Additions to premises and equipment	(32,574)	(39,916)
Net cash received from acquisitions	974,043	106,489

Net cash provided (used) by investing activities	1,658,891	(376,255)

FINANCING ACTIVITIES
Net change in time deposits	(617,419)	86,680
Net change in demand and other interest-bearing deposits	(959,739)	655,263
Net change in short-term borrowings	(227,642)	(505,105)
Net change in long-term obligations	(224,915)	81,482
Repurchase of common stock	(7,575)	0
Cash dividends paid	(6,255)	(6,260)

Net cash provided (used) by financing activities	(2,043,545)	312,060

Change in cash and due from banks	77,539	145,615
Cash and due from banks at beginning of period	460,178	480,242

Cash and due from banks at end of period	$537,717	$625,857

CASH PAYMENTS FOR:
Interest	$85,197	$99,466
Income taxes	17,349	46,041

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains	$8,642	$8,226
Unrealized (loss) on cash flow hedge	(308)	(5,942)
Prepaid pension benefit	3,296	0
Transfers of loans to other real estate	77,780	55,559
Acquisitions:
Assets acquired	2,226,880	2,291,659
Liabilities assumed	2,161,896	2,155,861
Net assets acquired	64,984	135,798

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in BancShares’ 2010 Form 10-K. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2011. The reclassifications have no effect on shareholders’ equity or net income as previously reported. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. We have increased previously reported amounts of net income and retained earnings for the six months ended June 30, 2010 by $2,005 as a result of adjustments made to the fair value of assets acquired in the first quarter of 2010.

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

BancShares did not initially estimate the amount and timing of cash flows for loans acquired from TVB and VB at the dates of the acquisitions and, therefore, the cost recovery method is being applied to these loans. Cash flow analyses were performed on loans acquired from First Regional, SAB, and United Western in order to determine the cash flows expected to be collected. Loans from these transactions that were determined to be impaired at acquisition date are accruing interest under the accretion method and are, thus not reported as nonaccrual. BancShares is accounting for substantially all acquired loans on a loan level basis since the majority of the portfolios acquired consist of large non-homogeneous commercial loans.

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

Recently Adopted Accounting Policies and Other Regulatory Issues

In July 2010, the FASB issued Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss (ASU 2010-20). In an effort to provide financial statement users with greater transparency about the allowance for loan and lease losses, ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in the portfolio, how risk is analyzed and assessed in determining the amount of the allowance, and descriptions of any changes in the allowance calculation. The end-of-period disclosures were effective for BancShares on December 31, 2010 with the exception of disclosures related to troubled debt restructurings which become effective for interim and annual periods beginning after June 15, 2011. The disclosures related to activity during a period are effective during 2011. The provisions of ASU 2010-20 have affected disclosures regarding the allowance for loan and lease losses, but have had no impact on financial condition, results of operations or liquidity.

Note B

Federally Assisted Transactions

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

Loss share agreements between the FDIC and FCB (one for single family residential mortgage loans and the other for all other loans and OREO excluding Consumer loans) provide significant loss protection to FCB for all non-consumer loans and OREO. Under the loss share agreement for single family residential mortgage loans (SFRs), the FDIC will cover 80 percent of covered loan losses up to $32,489; 0 percent from $32,489 up to $57,653 and 80 percent of losses in excess of $57,653. The loss share agreement for all other non-consumer loans and OREO will cover 80 percent of covered loan and OREO losses up to $111,517; 30 percent of losses from $111,517 to $227,032; and 80 percent of losses in excess of $227,032. Consumer loans are not covered under the FDIC loss share agreements.

The SFR loss share agreement covers losses recorded during the ten years following the date of the transaction, while the term for the loss share agreement covering all other covered loans and OREO is five years. The SFR loss share agreement also covers recoveries received for ten years following the date of the transaction, while recoveries of all other covered loans and OREO will be shared with the FDIC for a five-year period. The losses reimbursable by the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the loss share agreements.

The loss share agreements include a true-up payment in the event FCB’s losses do not reach the Total Intrinsic Loss Estimate of $294,000. On March 17, 2021, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of the following calculation: A-(B+C+D), where (A) equals 20 percent of the Total Intrinsic Loss Estimate, or $58,800; (B) equals 20 percent of the Net Loss Amount; (C) equals 25 percent of the asset (discount) bid, or ($52,898); and (D) equals 3.5 percent of total Shared Loss Assets at Bank Closing, or $37,936. Current loss estimates suggest that a true-up payment of $11,423 will be paid to the FDIC during 2021.

The FDIC-assisted acquisition of United Western was accounted for under the acquisition method of accounting. The statement of net assets acquired, adjustments to the acquisition date fair values made in the second quarter and the resulting acquisition gain is presented in the following table. As indicated in the explanatory notes that accompany the following table, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at their respective acquisition date estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. During this one year period, the cause of any change in cash flow estimates is considered to determine whether the change results from circumstances that existed as of the acquisition date or if the change results from an event that occurred after the acquisition. Adjustments to the estimated fair values made in the second quarter were based on additional information regarding the acquisition date fair values, which included updated appraisals on properties that either secure an acquired loan or are in OREO. The FDIC also repurchased 18 loans that were included in the original acquisition but which FCB had requested be excluded from the portfolio of acquired loans due to cross collateralization with other loans retained by the FDIC.

First quarter 2011 noninterest income includes a bargain purchase gain of $64,984 that resulted from the United Western FDIC-assisted acquisition. The gain resulted from the difference between the estimated fair value of acquired assets and assumed liabilities. During the second quarter of 2011, adjustments were made to the gain based on additional information regarding the acquisition date fair values. These second quarter adjustments were made retroactive to the first quarter of 2011, resulting in an adjusted gain of $64,984. FCB recorded a deferred tax liability for the gain of $25,448 resulting from differences between the financial statement and tax bases of assets acquired and liabilities assumed in this transaction. To the extent there are additional adjustments to the acquisition date fair values for up to one year following the acquisition; there will be additional adjustments to the gain.

	January 21, 2011
	As recorded by United Western	Fair value adjustments at date of acquisition		Subsequent acquisition-date adjustments		As recorded by FCB

Assets
Cash and due from banks	$420,902	$—		$—		$420,902
Investment securities available for sale	281,862	—		—		281,862
Loans covered by loss share agreements (1)	1,034,074	(278,913)	a	4,190	i	759,351
Other real estate owned covered by loss share agreements	37,812	(10,252)	b	1,203	i	28,763
Income earned not collected	5,275	—				5,275
Receivable from FDIC for loss share agreements	—	140,285	c	(4,985)	i	135,300
FHLB stock	22,783	—				22,783
Mortgage servicing rights	4,925	(1,489)	d			3,436
Core deposit intangible	—	537	e			537
Other assets	15,421	109	f			15,530

Total assets acquired	$1,823,054	$(149,723)		$408		$1,673,739

Liabilities						—
Deposits:
Noninterest-bearing	$101,875	$—		$—		$101,875
Interest-bearing	1,502,983	—		—		1,502,983

Total deposits	1,604,858	—		—		1,604,858
Short-term borrowings	336,853	—		—		336,853
Long-term obligations	206,838	789	g	—		207,627
Deferred tax liability	1,351	(565)	h	—		786
Other liabilities	11,772	—		—		11,772

Total liabilities assumed	2,161,672	224		—		2,161,896

Excess (shortfall) of assets acquired over liabilities assumed	$(338,618)

Aggregate fair value adjustments		$(149,947)		$408

Cash received from the FDIC (2)						$553,141
Gain on acquisition of United Western						$64,984

(1)	Excludes $11,998 in loans repurchased by FDIC during the second quarter of 2011
(2)	Cash received includes cash received from loans repurchased by the FDIC during the second quarter of 2011

Explanation of fair value adjustments

a - Adjustment reflects the fair value adjustments based on FCB’s evaluation of the acquired loan portfolio.

b - Adjustment reflects the estimated OREO losses based on FCB’s evaluation of the acquired OREO.

c - Adjustment reflects the estimated fair value of payments FCB will receive from the FDIC under the loss share agreements.

d - Adjustment reflects the fair value adjustment based on evaluation of mortgage servicing rights.

e - Adjustment reflects the estimated value of intangible assets, which includes core deposit intangibles.

f - Adjustment reflects amount needed to adjust the carrying value of other assets to estimated fair value.

g - Adjustment reflects the amount of the prepayment penalty assessed on early payoff of long-term obligations.

h - Adjustment reflects the fair value adjustment on FCB’s evaluation of the deferred tax liability assumed in the transaction.

i - Adjustment to acquisition date fair value based on additional information received post-acquisition regarding acquisition date fair value and adjustments resulting from loans repurchased by the FDIC.

Results of operations for United Western prior to its acquisition date are not included in the income statement.

Due to the significant amount of fair value adjustments, the resulting accretion of those fair value adjustments and the protection resulting from the FDIC loss share agreements, historical results of United Western are not relevant to BancShares’ results of operations. Therefore, no pro forma information is presented.

On July 8, 2011, FCB entered into an agreement with the FDIC to purchase substantially all the assets and assume the majority of the liabilities of Colorado Capital Bank (CCB) of Castle Rock, Colorado at a discount of $154,900, with no deposit premium. The FDIC serves as Receiver of CCB. The Purchase and Assumption Agreement with the FDIC includes loss share agreements on the loans and OREO purchased by FCB which provides protection against losses to FCB.

The loans and OREO purchased from CCB are covered by two loss share agreements between the FDIC and FCB (one for single family residential mortgage loans and the other for all other loans and OREO excluding consumer loans and CD secured loans), which afford FCB significant loss protection. Under the loss share agreements, the FDIC will cover 80 percent of combined covered loan losses up to $230,991; 0 percent from $230,991 up to $285,947; and 80 percent of losses in excess of $285,947.

CCB operated in Castle Rock, Colorado, and in six branch locations in Boulder, Castle Pines, Cherry Creek, Colorado Springs, Edwards, and Parker.

The acquisition of CCB is being accounted for under the acquisition method of accounting. The reported balances of significant assets acquired and liabilities assumed as of the acquisition date are presented in the following table. These amounts are based on the FDIC settlement and do not include adjustments to reflect the assets and liabilities at their fair value at the date of acquisition. The calculations to determine fair values were incomplete at the time of filing of this Form 10-Q. In addition to the assets and liabilities listed below BancShares received $103,478 in cash from the FDIC at settlement.

Colorado Capital Bank

Schedule of Significant Assets Acquired and Liabilities Assumed (Unaudited)

July 8,2011
Cash and due from banks	$74,736
Investment securities	40,187
Loans and leases	540,342
Deposits	607,111
Long-term obligations	15,008

Note C

Investments

The aggregate values of investment securities at June 30, 2011 December 31, 2010, and June 30, 2010 along with unrealized gains and losses determined on an individual security basis are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
June 30, 2011
U. S. Treasury	$1,286,978	$2,309	$5	$1,289,282
Government agency	1,904,135	1,846	1,140	1,904,843
Corporate bonds	461,756	5,258	43	466,971
Residential mortgage-backed securities	327,531	6,403	451	333,483
Equity securities	965	17,644	—	18,609
State, county and municipal	1,037	19	3	1,053

Total investment securities available for sale	$3,982,402	$33,481	$1,642	$4,014,241

December 31, 2010
U. S. Treasury	$1,935,666	$4,041	$307	$1,939,400
Government agency	1,930,469	361	10,844	1,919,986
Corporate bonds	479,160	7,498	—	486,658
Residential mortgage-backed securities	139,291	4,522	268	143,545
Equity securities	1,055	18,176	—	19,231
State, county and municipal	1,240	20	4	1,256

Total investment securities available for sale	$4,486,881	$34,618	$11,423	$4,510,076

June 30, 2010
U. S. Treasury	$2,173,759	$9,219	$—	$2,182,978
Government agency	899,375	2,387	23	901,739
Corporate bonds	480,738	8,845	—	489,583
Residential mortgage-backed securities	168,307	6,313	104	174,516
Equity securities	1,358	17,333	—	18,691
State, county and municipal	1,242	30	2	1,270

Total investment securities available for sale	$3,724,779	$44,127	$129	$3,768,777

Investment securities held to maturity
June 30, 2011
Residential mortgage-backed securities	$2,098	$206	$26	$2,278

December 31, 2010
Residential mortgage-backed securities	$2,532	$235	$26	$2,741

June 30, 2010
Residential mortgage-backed securities	$2,933	$276	$26	$3,183
State, county and municipal	151	—	—	151

Total investment securities held to maturity	$3,084	$276	$26	$3,334

Investments in residential mortgage-backed securities represent primarily securities issued by the Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation.

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

	June 30, 2011		December 31, 2010		June 30, 2010
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Maturing in:
One year or less	$3,133,236	$3,140,002	$3,441,185	$3,436,818	$2,342,011	$2,351,171
One through five years	549,912	551,647	916,101	921,536	1,220,914	1,232,535
Five through 10 years	99,834	100,387	1,683	1,710	1,912	1,946
Over 10 years	198,456	203,596	126,857	130,781	158,584	164,434
Equity securities	965	18,609	1,055	19,231	1,358	18,691

Total investment securities available for sale	$3,982,402	$4,014,241	$4,486,881	$4,510,076	$3,724,779	$3,768,777

Investment securities held to maturity
Maturing in:
One through five years	$8	$6	$—	$—	$151	$151
Five through 10 years	1,973	2,110	2,404	2,570	2,797	3,005
Over 10 years	117	162	128	171	136	178

Total investment securities held to maturity	$2,098	$2,278	$2,532	$2,741	$3,084	$3,334

For each period presented, securities gains (losses) include the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Gross gains on sales of investment securities available for sale	$—	$—	$156	$2,860
Gross losses on sales of investment securities available for sale	(96)	—	(701)	(1,729)
Other that temporary impairment loss on equity securities	—	(186)	—	(186)

Total securities gains (losses)	$(96)	$(186)	$(545)	$945

The following table provides information regarding securities with unrealized losses as of June 30, 2011 and June 30, 2010:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011
Investment securities available for sale:

U. S. Treasury	$50,307	$5	$—	$—	$50,307	$5
Government agency	507,210	1,140	—	—	507,210	1,140
Corporate bonds	9,957	43	—	—	9,957	43
Residential mortgage-backed securities	80,866	401	2,016	50	82,882	451
State, county and municipal	529	3	10	—	539	3

Total	$648,869	$1,592	$2,026	$50	$650,895	$1,642

Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$24	$26	$24	$26

June 30, 2010
Investment securities available for sale:
Government agency	$4,005	$23	$—	$—	$4,005	$23
Residential mortgage-backed securities	5,151	81	1,152	23	6,303	104
State, county and municipal	—	—	439	2	439	2

Total	$9,156	$104	$1,591	$25	$10,747	$129

Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$29	$26	$29	$26

Investment securities with an aggregate fair value of $2,050 have had continuous unrealized losses for more than twelve months as of June 30, 2011 with an aggregate unrealized loss of $76. These 18 investments include residential mortgage-backed and state, county and municipal securities. None of the unrealized losses identified as of June 30, 2011 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.

Investment securities having an aggregate carrying value of $2,684,107 at June 30, 2011, $2,096,850 at December 31, 2010 and $1,694,084 at June 30, 2010 were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

Note D

Loans and Leases

Loans and leases outstanding include the following as of the dates indicated:

	June 30, 2011	December 31, 2010	June 30, 2010
Covered loans	$2,399,738	$2,007,452	$2,367,090
Noncovered loans and leases:
Commercial:
Construction and land development	407,134	338,929	492,805
Commercial mortgage	4,861,457	4,737,862	4,625,351
Other commercial real estate	148,977	149,710	157,333
Commercial and industrial	1,805,812	1,869,490	1,801,465
Lease financing	303,104	301,289	300,047
Other	170,758	182,015	186,067

Total commercial loans	7,697,242	7,579,295	7,563,068
Non-commercial:
Residential mortgage	825,610	878,792	921,346
Revolving mortgage	2,303,687	2,233,853	2,187,978
Construction and land development	145,445	192,954	135,094
Consumer	556,870	595,683	815,008

Total non-commercial loans	3,831,612	3,901,282	4,059,426

Total noncovered loans and leases	11,528,854	11,480,577	11,622,494

Total loans and leases	$13,928,592	$13,488,029	$13,989,584

	June 30, 2011			December 31, 2010			June 30, 2010
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
Covered loans:
Commercial:
Construction and land development	$83,844	$254,806	$338,650	$102,988	$265,432	$368,420	$146,418	$429,190	$575,608
Commercial mortgage	120,916	1,186,859	1,307,775	120,240	968,824	1,089,064	121,134	947,197	1,068,331
Other commercial real estate	35,347	138,259	173,606	34,704	175,957	210,661	35,346	197,740	233,086
Commercial and industrial	7,990	117,502	125,492	9,087	123,390	132,477	9,195	211,669	220,864
Lease financing	6	218	224	—	—	—	—	—	—
Other	—	1,675	1,675	—	1,510	1,510	72	4,739	4,811

Total commercial loans	248,103	1,699,319	1,947,422	267,019	1,535,113	1,802,132	312,165	1,790,535	2,102,700
Non-commercial:
Residential mortgage	19,635	334,398	354,033	11,026	63,469	74,495	33,853	40,144	73,997
Revolving mortgage	483	11,450	11,933	8,400	9,466	17,866	128	25,041	25,169
Construction and land development	42,056	40,121	82,177	44,260	61,545	105,805	25,838	131,812	157,650
Consumer	122	4,051	4,173	—	7,154	7,154	133	7,441	7,574

Total non-commercial loans	62,296	390,020	452,316	63,686	141,634	205,320	59,952	204,438	264,390

Total covered loans	$310,399	$2,089,339	$2,399,738	$330,705	$1,676,747	$2,007,452	$372,117	$1,994,973	$2,367,090

At June 30, 2011, $2,346,460 in noncovered loans were pledged to secure debt obligations, compared to $3,744,067 at December 31, 2010 and $3,442,983 at June 30, 2010.

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

Commercial loans and leases

Each commercial loan or lease is centrally underwritten based primarily upon the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. A complete understanding of the borrower’s businesses including the experience and background of the principals is obtained prior to approval. To the extent that the loan or lease is secured by collateral, which is a predominant feature of the majority of commercial loans and leases, an understanding of the likely value of the collateral and what level of strength the collateral brings to the transaction is evaluated. To the extent that the principals or other parties provide personal guarantees, the relative financial strength and liquidity of each guarantor is assessed. Common risks to each class of commercial loans include risks that are not specific to individual transactions such as general economic conditions within the markets BancShares serves, as well as risks that are specific to each transaction including demand for products and services, personal events such as disability or change in marital status, and reductions in the value of collateral. Due to the concentration of loans in the medical, dental, and related fields, BancShares is susceptible to risks that legislative and governmental actions will fundamentally alter the economic structure of the medical care industry in the United States.

In addition to these common risks for the majority of commercial loans and leases, additional risks are inherent in certain classes of commercial loans and leases.

Commercial construction and land development

Commercial construction and land development loans are highly dependent on the supply and demand for commercial real estate in the markets served by BancShares as well as the demand for newly constructed residential homes and lots that customers are developing. Continuing deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for customers.

Commercial mortgage, commercial and industrial and lease financing

Commercial mortgage and commercial and industrial loans and lease financing are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a customer’s business results are significantly unfavorable versus the original projections, the ability for the loan to be serviced on a basis consistent with the contractual terms may be at risk. While these loans and leases are generally secured by real property, personal property, or business assets such as inventory or accounts receivable, it is possible that the liquidation of the collateral will not fully satisfy the obligation.

Other commercial real estate

Other commercial real estate loans consist primarily of loans secured by multifamily housing and agricultural loans. The primary risk associated with multifamily loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. High unemployment or generally weak economic conditions may result in customers having to provide rental rate concessions to achieve adequate occupancy rates. The performance of agricultural loans is highly dependent on favorable weather, reasonable costs for seed and fertilizer, and the ability to successfully market the product at a profitable margin. The demand for these products is also dependent on macroeconomic conditions that are beyond the control of the borrower.

Non-commercial loans

Each non-commercial loan is centrally underwritten using automated credit scoring and analysis tools. These credit scoring tools take into account factors such as payment history, credit utilization, length of credit history, types of credit currently in use, and recent credit inquiries. To the extent that the loan is secured by collateral, the likely value of that collateral is evaluated. Common risks to each class of non-commercial loans include risks that are not specific to individual transactions such as general economic conditions within the markets BancShares serves, particularly unemployment and potential declines in real estate values. Personal events such as disability or change in marital status also add risk to non-commercial loans.

In addition to these common risks for the majority of non-commercial loans, additional risks are inherent in certain classes of non-commercial loans.

Revolving mortgage

Revolving mortgage loans are often secured by second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render a second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lienholders that may further weaken the collateral position. Further, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination.

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

Residential mortgage and non-commercial construction and land development

Residential mortgage and non-commercial construction and land development loans are made to individuals and are typically secured by 1-4 family residential property, undeveloped land, and partially developed land in anticipation of pending construction of a personal residence. Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral. Such a decline in values has led to unprecedented levels of foreclosures and losses within the banking industry. Non-commercial construction and land development projects can experience delays in completion and cost overruns that exceed the borrower’s financial ability to complete the project. Such cost overruns can routinely result in foreclosure of partially completed and unmarketable collateral.

Covered loans

The risks associated with covered loans are generally consistent with the risks identified for commercial and non-commercial loans and the classes of loans within those segments. An additional risk with respect to covered loans relates to the FDIC loss share agreements, specifically the ability to receive timely and full reimbursement from the FDIC for losses and related expenses that are believed to be covered by the loss share agreements. Further, these loans were underwritten by other institutions with weaker lending standards. Therefore, there is a significant risk that the loans are not adequately supported by the paying capacity of the borrower or the values of underlying collateral at the time of origination.

Credit quality indicators

Loans and leases are monitored for credit quality on a recurring basis. The credit quality indicators used are dependent on the portfolio segment to which the loan relates. Commercial loans and leases, non-commercial loans and leases, and covered loans have different credit quality indicators as a result of the methods used to monitor each of these loan segments.

The credit quality indicators for commercial loans and leases and covered loans and leases are developed through review of individual borrowers on an ongoing basis. Each borrower is evaluated at least annually with more frequent evaluation of more severely criticized loans or leases. The indicators represent the rating for loans or leases as of the date presented based on the most recent assessment performed. These credit quality indicators are defined as follows:

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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of noncovered, ungraded loans at June 30, 2011 relate to business credit cards and tobacco buyout loans. Tobacco buyout loans with an outstanding balance of $61,618 at June 30, 2011 are secured by assignments of receivables made pursuant to the Fair and Equitable Tobacco Reform Act of 2004. The credit risk associated with these loans is considered low as the payments that began in 2005 and continue through 2014 are to be made by the Commodity Credit Corporation which is part of the United States Department of Agriculture.

The credit quality indicators for noncovered, non-commercial loans are based on the delinquency status of the borrower. As the borrower becomes more delinquent, the likelihood of loss increases.

The composition of the loans and leases outstanding at June 30, 2011 and December 31, 2010 by credit quality indicator is provided below:

	Commercial noncovered loans and leases
Grade:	Construction and Land Development	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Other	Total Commercial Loans Not Covered by Loss Share
June 30, 2011
Pass	$362,202	$4,505,768	$134,686	$1,590,496	$294,134	$170,133	$7,057,419
Special mention	11,923	229,564	8,352	38,466	5,619	602	294,526
Substandard	32,494	116,267	5,398	27,881	3,124	—	185,164
Doubtful	515	6,435	401	804	182	—	8,337
Ungraded	—	3,423	140	148,165	45	23	151,796

Total	$407,134	$4,861,457	$148,977	$1,805,812	$303,104	$170,758	$7,697,242

December 31, 2010
Pass	$285,988	$4,390,634	$137,570	$1,633,775	$291,476	$181,044	$6,920,487
Special mention	20,957	229,581	6,531	42,639	6,888	846	307,442
Substandard	29,714	108,239	5,103	24,686	2,496	90	170,328
Doubtful	2,270	7,928	401	748	414	—	11,761
Ungraded	—	1,480	105	167,642	15	35	169,277

Total	$338,929	$4,737,862	$149,710	$1,869,490	$301,289	$182,015	$7,579,295

	Non-commercial noncovered loans and leases
	Residential Mortgage	Revolving Mortgage	Construction and Land Development	Consumer	Total Non- commercial Noncovered Loans
June 30, 2011
Current	$806,439	$2,291,153	$143,376	$551,606	$3,792,574
31-60 days past due	3,376	3,500	381	2,633	9,890
61-90 days past due	2,897	1,732	1,120	1,128	6,877
Over 90 days past due	12,898	7,302	568	1,503	22,271

Total	$825,610	$2,303,687	$145,445	$556,870	$3,831,612

December 31, 2010
Current	$840,328	$2,226,427	$187,918	579,227	$3,833,900
31-60 days past due	13,051	3,682	1,445	12,798	30,976
61-90 days past due	4,762	1,424	548	2,611	9,345
Over 90 days past due	20,651	2,320	3,043	1,047	27,061

Total	$878,792	$2,233,853	$192,954	$595,683	$3,901,282

	Covered loans
Grade:	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Residential Mortgage	Revolving Mortgage	Construction and Land Development Non-commercial	Consumer and Other	Total Covered Loans
June 30, 2011
Pass	$57,074	$561,871	$60,738	$51,519	$218	$266,349	$11,307	$5,883	$3,987	$1,018,946
Special mention	99,051	304,731	41,616	46,944	—	25,153	143	21,654	251	539,543
Substandard	91,247	377,263	47,081	20,832	—	45,439	483	42,395	144	624,884
Doubtful	89,761	63,775	24,171	6,197	6	8,648	—	12,245	872	205,675
Ungraded	1,517	135	—	—	—	8,444	—	—	594	10,690

Total	$338,650	$1,307,775	$173,606	$125,492	$224	$354,033	$11,933	$82,177	$5,848	$2,399,738

December 31, 2010
Pass	$98,449	$430,526	$77,162	$46,450	$—	$39,492	$5,051	$—	$6,296	$703,426
Special mention	90,203	261,273	40,756	36,566	—	17,041	3,630	3,549	1,231	454,249
Substandard	79,631	326,036	65,896	41,936	—	11,609	3,462	67,594	691	596,855
Doubtful	100,137	71,175	26,847	7,525	—	6,353	1,837	34,662	438	248,974
Ungraded	—	54	—	—	—	—	3,886	—	8	3,948

Total	$368,420	$1,089,064	$210,661	$132,477	$—	$74,495	$17,866	$105,805	$8,664	$2,007,452

The aging of the outstanding loans and leases, by class, at June 30, 2011 and December 31, 2010 (excluding loans impaired at acquisition date) is provided in the table below. The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal have not been paid. Loans and leases 30 days or less past due are considered current due to certain grace periods that allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans and Leases
June 30, 2011

Noncovered loans and leases:
Construction and land development - commercial	$876	$763	$3,150	$4,789	$402,345	$407,134
Commercial mortgage	12,985	5,580	21,467	40,032	4,821,425	4,861,457
Other commercial real estate	270	54	586	910	148,067	148,977
Commercial and industrial	3,102	909	2,402	6,413	1,799,399	1,805,812
Lease financing	337	82	359	778	302,326	303,104
Other	—	—	—	—	170,758	170,758
Residential mortgage	3,376	2,897	12,898	19,171	806,439	825,610
Revolving mortgage	3,500	1,732	7,302	12,534	2,291,153	2,303,687
Construction and land development - non-commercial	381	1,120	568	2,069	143,376	145,445
Consumer	2,633	1,128	1,503	5,264	551,606	556,870

Total noncovered loans and leases	27,460	14,265	50,235	91,960	11,436,894	11,528,854

Covered loans:
Construction and land development - commercial	8,087	17,421	46,356	71,864	182,942	254,806
Commercial mortgage	36,054	25,562	108,136	169,752	1,017,107	1,186,859
Other commercial real estate	5,306	9,265	7,918	22,489	115,770	138,259
Commercial and industrial	4,369	3,093	11,824	19,286	98,216	117,502
Lease financing	—	—	—	—	218	218
Residential mortgage	10,148	2,952	26,961	40,061	294,337	334,398
Revolving mortgage	—	—	—	—	11,450	11,450
Construction and land development - non-commercial	—	741	16,777	17,518	22,603	40,121
Consumer and other	27	279	972	1,278	4,448	5,726

Total covered loans	63,991	59,313	218,944	342,248	1,747,091	2,089,339

Total loans and leases	$91,451	$73,578	$269,179	$434,208	$13,183,985	$13,618,193

December 31, 2010
Noncovered loans and leases:
Construction and land development - commercial	$3,047	$6,092	$4,208	$13,347	$325,582	$338,929
Commercial mortgage	22,913	7,521	20,425	50,859	4,687,003	4,737,862
Other commercial real estate	35	290	621	946	148,764	149,710
Commercial and industrial	4,434	1,473	3,744	9,651	1,859,839	1,869,490
Lease financing	2,266	141	630	3,037	298,252	301,289
Other	40	75	—	115	181,900	182,015
Residential mortgage	13,051	4,762	20,651	38,464	840,328	878,792
Revolving mortgage	3,682	1,424	2,320	7,426	2,226,427	2,233,853
Construction and land development - non-commercial	1,445	548	3,043	5,036	187,918	192,954
Consumer	12,798	2,611	1,047	16,456	579,227	595,683

Total noncovered loans and leases	63,711	24,937	56,689	145,337	11,335,240	11,480,577

Covered loans:
Construction and land development - commercial	64,372	8,985	73,997	147,354	118,078	265,432
Commercial mortgage	43,570	20,308	88,525	152,403	816,421	968,824
Other commercial real estate	15,008	2,477	20,453	37,938	138,019	175,957
Commercial and industrial	9,267	5,899	28,780	43,946	79,444	123,390
Residential mortgage	4,459	1,352	3,979	9,790	53,679	63,469
Revolving mortgage	382	—	337	719	8,747	9,466
Construction and land development - non-commercial	7,701	—	36,412	44,113	17,432	61,545
Consumer and other	430	1,649	978	3,057	5,607	8,664

Total covered loans	145,189	40,670	253,461	439,320	1,237,427	1,676,747

Total loans and leases	$208,900	$65,607	$310,150	$584,657	$12,572,667	$13,157,324

The recorded investment, by class, in loans and leases on nonaccrual status and loans and leases greater than 90 days past due and still accruing at June 30, 2011 and December 31, 2010 (excluding loans and leases impaired as acquisition date) is as follows:

	June 30, 2011		December 31, 2010
	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Noncovered loans and leases:
Construction and land development - commercial	$24,675	$78	$26,796	$68
Commercial mortgage	30,960	2,757	32,723	4,347
Commercial and industrial	2,408	588	3,320	1,850
Lease financing	605	28	806	298
Other commercial real estate	847	1	777	80
Construction and land development - non-commercial	49	519	1,330	1,122
Residential mortgage	13,897	2,462	13,062	6,640
Revolving mortgage	—	7,282	—	2,301
Consumer	—	1,493	—	1,795

Total noncovered loans and leases	$73,441	$15,208	$78,814	$18,501

Covered loans and leases:
Construction and land development - commercial	$69,621	$21,309	$20,609	$55,503
Commercial mortgage	108,853	57,467	75,633	37,819
Other commercial real estate	22,986	6,754	7,299	15,068
Commercial and industrial	3,774	9,390	8,488	22,829
Residential mortgage	27,351	6,333	3,594	2,010
Revolving mortgage	—	—	403	190
Construction and land development - non-commercial	14,104	1,966	43,836	7,460
Consumer and other	879	649	162	824

Total covered loans and leases	$247,568	$103,868	$160,024	$141,703

Total loans and leases	$321,231	$119,075	$238,838	$160,204

Acquired Loans

When the fair values of covered loans were established, certain loans were identified as impaired. The following table provides changes in the carrying value of acquired loans during the six months ended June 30, 2011 and 2010:

	2011		2010
	Impaired at acquisition date	All other acquired loans	Impaired as acquisition date	All other acquired loans
Balance, January 1	$330,705	$1,676,747	$75,368	$1,097,652
Fair value of acquired loans covered by loss share agreements	99,344	660,007	412,627	1,152,134
Reductions for repayments, foreclosures and decreases in fair value	(119,650)	(247,415)	(115,878)	(254,813)

Balance, June 30	$310,399	$2,089,339	$372,117	$1,994,973

Outstanding principal balance at June 30	$1,100,257	$2,937,273	$807,288	$2,726,588

Cash flow analyses were prepared for acquired loans deemed impaired at acquisition and those analyses are used to determine the amount of accretable yield recognized on those loans.

The following table documents changes to the amount of accretable yield for the first six months of 2011 and 2010. For acquired loans, improved cash flow estimates and receipt of unscheduled loan payments result in the reclassification of nonaccretable yield to accretable yield.

	2011	2010
Balance, January 1	$164,586	$—
Additions	53,426	45,523
Accretion	(122,755)	(12,170)
Reclassifications from nonaccretable difference	60,452	2,795
Disposals	—	(1,070)

Balance, June 30	$155,709	$35,078

For loans acquired in the United Western transaction, the contractually required payments including principal and interest, expected cash flows to be collected and fair values as of the acquisition date were as follows:

	Impaired at Acquisition Date	All Other Acquired Loans
Contractually required payments	$304,001	$789,083
Cash flows expected to be collected	167,291	673,499
Fair value at acquisition date	99,344	660,007

The recorded values of loans acquired in the United Western transaction as of the acquisition date by loan class were as follows:

January 21, 2011

Commercial:
Construction and land development	$52,889
Commercial mortgage	304,769
Other commercial real estate	8,434
Commercial and industrial	75,523
Lease financing	316

Total commercial loans	441,931
Non-commercial:
Residential mortgage	260,389
Revolving mortgage	12,073
Construction and land development	39,827
Consumer	5,131

Total non-commercial loans	317,420

Total covered loans acquired	$759,351

Note E

Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses, ending balances of loans and leases and related allowance by class of loans is summarized as follows:

Noncovered Loans	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Other	Residential Mortgage	Revolving Mortgage	Construction and Land Development - Non- commercial	Consumer	Non- specific	Total
2011
Allowance for loan and lease losses:
Three months ended June 30, 2011
Balance at April 1	$10,728	$66,190	$2,204	$24,365	$3,369	$1,419	$7,129	$19,363	$1,328	$27,778	$14,095	$177,968
Charge-offs	(308)	(825)	—	(1,592)	(252)	—	(713)	(4,404)	(363)	(3,221)	—	(11,678)
Recoveries	13	546	6	277	37	—	3	159	70	433	—	1,544
Provision	(741)	1,212	58	1,868	204	(68)	985	6,902	289	2,089	(17)	12,781

Balance at June 30	$9,692	$67,123	$2,268	$24,918	$3,358	$1,351	$7,404	$22,020	$1,324	$27,079	$14,078	$180,615

Six months ended June 30, 2011
Balance at January 1	$10,512	$64,772	$2,200	$24,089	$3,384	$1,473	$7,009	$18,016	$1,751	$29,448	$13,863	$176,517
Charge-offs	(395)	(3,961)	(83)	(2,613)	(252)	—	(719)	(4,446)	(373)	(9,289)	—	(22,131)
Recoveries	37	555	6	282	37	—	4	159	73	433	—	1,586
Provision	(462)	5,757	145	3,160	189	(122)	1,110	8,291	(127)	6,487	215	24,643

Balance at June 30	$9,692	$67,123	$2,268	$24,918	$3,358	$1,351	$7,404	$22,020	$1,324	$27,079	$14,078	$180,615

ALLL for loans and leases individually evaluated for impairment	$5,526	$5,272	$56	$430	$48	$—	$455	$—	$93	$45	$—	$11,925
ALLL for loans and leases collectively evaluated for impairment	4,166	61,851	2,212	24,488	3,310	1,351	6,949	22,020	1,231	27,034	—	154,612
Non-specific ALLL	—	—	—	—	—	—	—	—	—	—	14,078	14,078

Total allowance for loan and lease losses	$9,692	$67,123	$2,268	$24,918	$3,358	$1,351	$7,404	$22,020	$1,324	$27,079	$14,078	$180,615

Loans and leases:

Loans and leases individually evaluated for impairment	$28,274	$69,806	$1,770	$14,063	$617	$—	$11,102	$—	$2,562	$994	$—	$129,188

Loans and leases collectively evaluated for impairment	378,860	4,791,651	147,207	1,791,749	302,487	170,758	814,508	2,303,687	142,883	555,876	—	11,399,666

Total loan and leases	$407,134	$4,861,457	$148,977	$1,805,812	$303,104	$170,758	$825,610	$2,303,687	$145,445	$556,870	$—	$11,528,854

December 31, 2010
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$5,883	$4,601	$67	$598	$58	$7	$384	$—	$13	$9	$—	$11,620

ALLL for loans and leases collectively evaluated for impairment	4,629	60,171	2,133	23,491	3,326	1,466	6,625	18,016	1,738	29,439	—	151,034
Non-specific ALLL	—	—	—	—	—	—	—	—	—	—	13,863	13,863

Total allowance for loan and lease losses	$10,512	$64,772	$2,200	$24,089	$3,384	$1,473	$7,009	$18,016	$1,751	$29,448	$13,863	$176,517

Loans and leases:
Loans and leases individually evaluated for impairment	$28,327	$57,952	$964	$12,989	$693	$76	$6,162	$—	$514	$102	$—	$107,779

Loans and leases collectively evaluated for impairment	310,602	4,679,910	148,746	1,856,501	300,596	181,939	872,630	2,233,853	192,440	595,581	—	11,372,798

Total loan and leases	$338,929	$4,737,862	$149,710	$1,869,490	$301,289	$182,015	$878,792	$2,233,853	$192,954	$595,683		$11,480,577

Covered Loans	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Residential Mortgage	Revolving Mortgage	Construction and Land Development - Non-commercial	Consumer and Other	Total
2011
Allowance for loan and lease losses:
Three months ended June 30, 2011
Balance at April 1	$20,419	$14,649	$4,905	$6,712	$—	$1,012	$1,451	$5,468	$13	$54,629
Charge-offs	(5,156)	(11,409)	(3,289)	(2,413)	—	(1,927)	—	(2,276)	(74)	(26,544)
Recoveries	—	7	91	12	—	44	—	—	—	154
Provision	8,971	18,846	11,134	(2,439)	—	4,524	(1,441)	1,528	73	41,196

Balance at June 30	$24,234	$22,093	$12,841	$1,872	$—	$3,653	$10	$4,720	$12	$69,435

Six months ended June 30, 2011
Balance at January 1	$20,654	$13,199	$4,148	$6,828	$—	$113	$676	$5,607	$23	$51,248
Charge-offs	(9,952)	(24,007)	(11,474)	(2,443)	—	(2,734)	—	(5,044)	(74)	(55,728)
Recoveries	—	15	91	12	—	44	—	—	—	162
Provision	13,532	32,886	20,076	(2,525)	—	6,230	(666)	4,157	63	73,753

Balance at June 30	$24,234	$22,093	$12,841	$1,872	$—	$3,653	$10	$4,720	$12	$69,435

ALLL for loans and leases individually evaluated for impairment	$3,003	$6,370	$447	$193	$—	$272	$—	$601	$—	$10,886
ALLL for loans and leases collectively evaluated for impairment	610	2,488	420	235	—	375	10	61	12	4,211

ALLL for loans and leases acquired with deteriorated credit quality	20,621	13,235	11,974	1,444	—	3,006	—	4,058	—	54,338

Total allowance for loan and lease losses	$24,234	$22,093	$12,841	$1,872	$—	$3,653	$10	$4,720	$12	$69,435

Loans and leases:
Loans and leases individually evaluated for impairment	$91,977	$114,958	$24,845	$525	$—	$9,671	$—	$13,604	$—	$255,580
Loans and leases collectively evaluated for impairment	162,829	1,071,901	113,414	116,977	218	324,727	11,450	26,517	5,726	1,833,759
Loans and leases acquired with deteriorated credit quality	83,844	120,916	35,347	7,990	6	19,635	483	42,056	122	310,399

Total loan and leases	$338,650	$1,307,775	$173,606	$125,492	$224	$354,033	$11,933	$82,177	$5,848	$2,399,738

December 31, 2010

Allowance for loan and lease losses:

ALLL for loans and leases individually evaluated for impairment	$5,085	$7,331	$151	$170	$—	$6	$—	$221	$—	$12,964
ALLL for loans and leases collectively evaluated for impairment	701	2,613	549	363	—	107	31	154	23	4,541
ALLL for loans and leases acquired with deteriorated credit quality	14,868	3,255	3,448	6,295	—	—	645	5,232	—	33,743

Total allowance for loan and lease losses	$20,654	$13,199	$4,148	$6,828	$—	$113	$676	$5,607	$23	$51,248

Loans and leases:
Loans and leases individually evaluated for impairment	$59,763	$84,841	$9,330	$8,330	$—	$4,743	$—	$42,957	$—	$209,964
Loans and leases collectively evaluated for impairment	205,669	883,983	166,627	115,060	—	58,726	9,466	18,588	8,664	1,466,783
Loans and leases acquired with deteriorated credit quality	102,988	120,240	34,704	9,087	—	11,026	8,400	44,260	—	330,705

Total loan and leases	$368,420	$1,089,064	$210,661	$132,477	$—	$74,495	$17,866	$105,805	$8,664	$2,007,452

The following table provides information on noncovered impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, including interest income recognized in the period during which the loans and leases were considered impaired.

	With a recorded allowance	With no recorded allowance	Total	Related allowance recorded
June 30, 2011
Impaired noncovered loans and leases
Construction and land development - commercial	$27,237	$1,037	$28,274	$5,526
Commercial mortgage	64,272	5,534	69,806	5,272
Other commercial real estate	1,770	—	1,770	56
Commercial and industrial	6,917	7,146	14,063	430
Lease financing	617	—	617	48
Other	—	—	—	—
Residential mortgage	11,102	—	11,102	455
Construction and land development - non-commercial	2,562	—	2,562	93
Consumer	994	—	994	45

Total impaired noncovered loans and leases	$115,471	$13,717	$129,188	$11,925

December 31, 2010
Impaired noncovered loans and leases
Construction and land development - commercial	$28,327	$—	$28,327	$5,883
Commercial mortgage	52,658	5,294	57,952	4,601
Other commercial real estate	964	—	964	67
Commercial and industrial	11,624	1,365	12,989	598
Lease financing	693	—	693	58
Other	76	—	76	7
Residential mortgage	6,162	—	6,162	384
Construction and land development - non-commercial	514	—	514	13
Consumer	102	—	102	9

Total impaired noncovered loans and leases	$101,120	$6,659	$107,779	$11,620

June 30, 2010
Total impaired loans not covered by loss share	$52,418	$2,039	$54,457	$3,781

	Average Balance	Unpaid Principal Balance	Interest Income Recognized
Three months ended June 30, 2011
Noncovered impaired loans and leases:

Construction and land development - commercial	$28,541	$28,475	$32
Commercial mortgage	65,763	70,259	340
Other commercial real estate	1,358	1,770	15
Commercial and industrial	10,953	14,063	58
Lease financing	790	617	—
Other	—	—	—
Residential mortgage	9,144	11,102	116
Construction and land development - non-commercial	1,538	2,562	39
Consumer	548	994	8

Total noncovered impaired loans and leases	$118,635	$129,842	$608

Six months ended June 30, 2011
Noncovered impaired loans and leases:

Construction and land development - commercial	$28,819	$28,475	$104
Commercial mortgage	65,937	70,259	1,078
Other commercial real estate	1,227	1,770	25
Commercial and industrial	12,454	14,063	223
Lease financing	758	617	12
Other	38	—	—
Residential mortgage	8,150	11,102	176
Construction and land development - non-commercial	1,196	2,562	45
Consumer	399	994	10

Total noncovered impaired loans and leases	$118,978	$129,842	$1,673

Year ended December 31, 2010
Noncovered impaired loans and leases:

Construction and land development - commercial	$19,235	$28,610	$736
Commercial mortgage	25,451	59,760	2,548
Other commercial real estate	353	964	42
Commercial and industrial	3,420	11,624	663
Lease financing	281	693	37
Other	31	76	5
Residential mortgage	2,314	6,162	212
Construction and land development - non-commercial	182	514	56
Consumer	39	102	9

Total noncovered impaired loans and leases	$51,306	$108,505	$4,308

Note F

Receivable from FDIC for Loss Share Agreements

The following table provides changes in the receivable from the FDIC for the six month period ended June 30, 2011 and 2010:

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Balance at beginning of period	$624,322	$687,455	$623,261	$249,842
Additional receivable from acquisitions (1)	(4,985)	21,765	135,300	479,295
Accretion of discounts and premiums, net	368	1,637	1,414	2,386
Receipt of payments from FDIC	(83,083)	(29,918)	(211,928)	(52,422)
Post-acquisition adjustments	(14,115)	11,303	(25,540)	13,141

Balance at June 30	$522,507	$692,242	$522,507	$692,242

(1)	Adjustments related to acquisition date fair values shown herein in the three-month period ended June 30, 2011 are reflected in the Consolidated Statements of Income as an adjustment to the gain on acquisitions recorded in the first quarter of 2011.

The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value. The fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages.

                             Post-acquisition adjustments represent the net change in loss estimates related to covered loans and OREO as a result of changes in estimated fair values and the allowance for loan and lease losses related to covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan and lease losses had been recorded previously. Adjustments related to acquisition date fair values, made within one year after the closing date of the respective acquisition, are reflected in the acquisition gain.

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

Because no market exists for many financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. For financial instruments with a fixed interest rate, an analysis of the related cash flows is the basis for estimating fair values. The expected cash flows are discounted to the valuation date using an appropriate discount rate. The discount rates used represent the rates under which similar transactions would be currently negotiated. For financial instruments with fixed and variable rates, fair value estimates also consider the impact of liquidity discounts appropriate as of the measurement date.

Estimated fair values for certain financial assets and financial liabilities are provided in the following table:

	June 30, 2011		December 31, 2010		June 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and due from banks	$537,717	$537,717	$460,178	$460,178	$625,857	$625,857
Overnight investments	741,654	741,654	398,390	398,390	736,896	736,896
Investment securities available for sale	4,014,241	4,014,241	4,510,076	4,510,076	3,768,777	3,768,777
Investment securities held to maturity	2,098	2,278	2,532	2,741	3,084	3,334
Loans held for sale	56,004	56,004	88,933	88,933	91,076	91,076
Loans covered by loss share agreements, net of allowance for loan and lease losses	2,330,303	2,318,304	1,956,204	1,946,423	2,351,084	2,296,345
Loans and leases not covered by loss share agreements, net of allowance for loan and lease losses	11,348,239	11,213,325	11,304,060	10,995,653	11,450,331	10,952,196
Receivable from FDIC for loss share agreements	522,507	529,514	623,261	624,785	692,242	692,242
Income earned not collected	50,876	50,876	83,644	83,644	77,186	77,186
Stock issued by:
Federal Home Loan Bank of Atlanta	45,002	45,002	47,123	47,123	50,688	50,688
Federal Home Loan Bank of San Francisco	14,238	14,238	15,490	15,490	16,781	16,781
Federal Home Loan Bank of Seattle	4,490	4,490	4,490	4,490	4,490	4,490
Deposits	17,662,966	17,711,225	17,635,266	17,695,357	17,787,241	17,855,490
Short-term borrowings	655,808	655,808	546,597	546,597	541,709	541,709
Long-term obligations	792,661	807,407	809,949	826,501	918,930	933,064
Accrued interest payable	27,930	27,930	37,004	37,004	40,652	40,652

At June 30, 2011 and 2010, other assets include $63,730 and $71,959 of stock in various Federal Home Loan Banks (FHLB). The FHLB stock, which is redeemable only through the issuer, is carried at its par value. The investment in the FHLB stock is considered a long-term investment and its value is based on the ultimate recoverability of par value. Management has concluded that the investment in FHLB stock was not other-than-temporarily impaired for any period presented.

For off-balance sheet commitments and contingencies, carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares’ financial position.

Fair value represents the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements BancShares considers the principal or most advantageous market in which the specific assets or liabilities are sold and considers assumptions that market participants would use when pricing those assets or liabilities. As required under US GAAP, individual fair value estimates are ranked based on the relative reliability of the inputs used in the valuation. Fair values determined using level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined based on level 2 inputs, which exist when observable data exists for similar assets and liabilities. Fair values for assets and liabilities that are not actively traded in observable markets are based on level 3 inputs, which are considered to be nonobservable. BancShares recognizes transfers between levels of the fair value hierarchy at the end of the respective reporting period.

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

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of June 30, 2011, December 31, 2010 and June 30, 2010:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
June 30, 2011
Assets measured at fair value
Investment securities available for sale
U.S. Government	$1,289,282	$1,289,282	$—	$—
Government agency	1,904,843	1,904,843	—	—
Corporate bonds	466,971	466,971	—	—
Residential mortgage-backed securities	333,483	—	333,483	—
Equity securities	18,609	18,609	—	—
State, county, municipal	1,053	—	1,053	—

Total	$4,014,241	$3,679,705	$334,536	$—

Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$9,800	$—	$9,800	$—

December 31, 2010
Assets measured at fair value
Investment securities available for sale
U.S. Government	$1,939,400	$1,939,400	$—	$—
Government agency	1,919,986	1,919,986	—	—
Corporate bonds	486,658	486,658	—	—
Residential mortgage-backed securities	143,545	—	143,545	—
Equity securities	19,231	19,231	—	—
State, county, municipal	1,256	—	1,256	—

Total	$4,510,076	$4,365,275	$144,801	$—

Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$9,492	$—	$9,492	$—

June 30, 2010
Assets measured at fair value
Investment securities available for sale
U.S. Government	$2,182,978	$2,182,978	$—	$—
Government agency	901,739	901,739	—	—
Corporate bonds	489,583	489,583	—	—
Residential mortgage-backed securities	174,516	—	174,516	—
Equity securities	18,691	18,691	—	—
State, county, municipal	1,270	—	1,270	—

Total	$3,768,777	$3,592,991	$175,786	$—

Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$11,309	$—	$11,309	$—

Prices for US Treasury securities, government agency securities, corporate bonds and equity securities are readily available in the active markets in which those securities are traded and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for mortgage-backed securities and state, county and municipal securities are obtained using the fair values of similar assets and the resulting fair values are shown in the ‘Level 2 input’ column. There were no assets or liabilities valued based on level 3 inputs at June 30, 2011, December 31, 2010 or June 30, 2010, and there were no transfers between Level 1 and Level 2 inputs during the six month periods ended June 30, 2011 and 2010.

Under the terms of the existing cash flow hedge, BancShares pays a fixed payment to the counterparty in exchange for receipt of a variable payment that is determined based on the 3-month LIBOR rate. The fair value of the cash flow hedge is therefore based on projected LIBOR rates for the duration of the hedge,values that, while observable in the market, are subject to adjustment due to pricing considerations for the specific instrument.

For those investment securities available for sale with fair values that are determined by reliance on significant nonobservable inputs, the following table identifies the factors causing the change in fair value during the first six months of 2010:

Investment securities available for sale with fair values based on significant nonobservable inputs
Description	2010
Beginning balance, January 1,	$1,287
Total gains (losses), realized or unrealized:
Included in earnings	—
Included in other comprehensive income	—
Purchases, sales, issuances and settlements, net	—
Transfers in/out of Level 3	(1,287)

Ending balance, June 30	$—

There were no investment securities with fair values determined by reliance on significant nonobservable inputs during 2011.

No gains or losses were reported for the six month periods ended June 30, 2011 and 2010 that relate to fair values estimated based on significant nonobservable inputs. The investment securities valued using level 3 inputs that were transferred out during the first quarter of 2010 result from changes in US GAAP adopted January 1, 2010 related to investments in the retained interest of a residual interest strip that resulted from an asset securitization.

Certain assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are therefore carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. For assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of June 30, 2011, December 31, 2010 and June 30, 2010:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant nonobservable inputs (Level 3 inputs)
June 30, 2011
Loans held for sale	$56,004	$—	$56,004	$—
Impaired loans:
Covered by loss share agreements	196,759	—	—	196,759
Not covered by loss share agreements	103,546	—	—	103,546
December 31, 2010
Loans held for sale	88,933	—	88,933	—
Impaired loans:
Covered by loss share agreements	192,406	—	—	192,406
Not covered by loss share agreements	89,500	—	—	89,500
June 30, 2010
Loans held for sale	91,076	—	91,076	—
Impaired loans:
Covered by loss share agreements	356,111	—	—	356,111
Not covered by loss share agreements	50,676	—	—	50,676

The values of loans held for sale are based on prices observed for similar pools of loans. The values of impaired loans are determined by either the collateral value or the discounted present value of the expected cash flows. No financial liabilities were carried at fair value on a nonrecurring basis as of June 30, 2011, December 31, 2010 or June 30, 2010.

OREO is measured and reported at fair value using Level 3 inputs for valuations based on nonobservable criteria. During the six month period ended June 30, 2011, foreclosures of other real estate not covered by loss share agreements totaled $13,636, all of which were valued using Level 3 inputs. Based on updates to Level 3 inputs, noncovered OREO with a fair value of $6,567 as of June 30, 2011 incurred write-downs that totaled $1,684 during the six month period ended June 30, 2011. Foreclosures of other real estate covered by loss share agreements totaled $64,144, all of which were valued using Level 3 inputs.

During the six month period ended June 30, 2010, foreclosures of other real estate not covered by loss share agreements totaled $16,217, all of which were valued using Level 3 inputs. Based on updates to Level 3 inputs, noncovered OREO with a fair value of $6,006 as of June 30, 2010 incurred write-downs that totaled $1,160 during the six month period ended June 30, 2010. Foreclosures of other real estate covered by loss share agreements totaled $39,342, all of which were valued using Level 3 inputs.

Note H

Employee Benefit Plans

Pension expense is a component of employee benefits expense. For the three- and six-month periods ended June 30, 2011 and 2010, respectively, the components of pension expense are as follows:

	Three months ended June 30		Six months ended June 30,
	2011	2010	2011	2010
Service cost	$4,062	$3,667	$6,633	$6,671
Interest cost	7,398	7,317	11,905	12,546
Expected return on assets	(8,817)	(9,497)	(14,352)	(16,018)
Amortization of prior service cost	66	68	105	115
Amortization of net actuarial loss	1,977	1,155	3,190	2,080

Total pension expense	$4,686	$2,710	$7,481	$5,394

The assumed discount rate for 2011 is 5.50 percent, the expected long-term rate of return on plan assets is 7.75 percent and the assumed rate of salary increases is 4.50 percent. For 2010 the assumed discount rate was 6.00 percent, expected long-term rate of return was 8.00 percent and the assumed rate of salary increases was 4.5 percent.

Note I

Commitments and Contingencies

In order to meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit, and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit-risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment including cash deposits, securities and other assets. At June 30, 2011 BancShares had unused commitments totaling $5,801,539 compared to $5,364,451 at December 31 2010 and $5,233,707 at June 30, 2010.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At June 30 2011, December 31, 2010, and June 30, 2010, BancShares had standby letters of credit amounting to $69,969, $70,755 and $77,681, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients, and therefore, these letters of credit are collateralized when necessary.

Residential mortgage loans sold with limited recourse liability represent guarantees to repurchase the loans or repay a portion of the sale proceeds in the event of nonperformance by the borrower. The recourse period is generally 120 days or less. At June 30, 2011, December 31, 2010 and June 30, 2010, BancShares has loans sold with recourse outstanding of approximately $147,572, $253,347 and $200,615 respectively on these mortgage loans. Any loans that are repurchased under the recourse obligation would carry the same credit risk as mortgage loans originated by the company and would be collateralized in the same manner.

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

During February 2011, United Western Bank, United Western’s parent company, United Western Bancorp, and five of their directors filed a complaint in the United States District Court for the District of Columbia against the FDIC, the OTS and others, claiming that the seizure of United Western by the OTS and the subsequent appointment of the FDIC as receiver was illegal. The complaint requested the court to direct the OTS to remove the FDIC as receiver, return control of United Western to the plaintiffs, reimburse the plaintiffs for their costs and attorney fees and to award plaintiffs other relief as may be just and equitable. Neither BancShares nor FCB were named in the complaint. The defendants filed motions to dismiss all claims against them and, during June 2011, the Court dismissed all claims by the holding company and the individual directors, and it dismissed United Western Bank’s claim against the FDIC. However, the Court denied the motion to dismiss United Western Bank’s claim against the OTS, which permits that claim to proceed. It is unclear what impact, if any, the litigation will have on FCB or the assets acquired in the United Western transaction.

Note J

Derivatives

At June 30, 2011, BancShares had one interest rate swap that qualifies as a cash flow hedge under US GAAP. An additional interest rate swap that qualified as a cash flow hedge matured on June 30, 2011. The fair value of the derivative is included in other liabilities in the consolidated balance sheets and the net change for both derivatives is included in other liabilities in the consolidated statements of cash flows.

The interest rate swaps are used for interest rate risk management purposes and convert variable-rate exposure on outstanding debt to a fixed rate. The interest rate swaps each have a notional amount of $115,000, representing the amount of variable-rate trust preferred capital securities issued during 2006. The 2006 interest rate swap hedged interest payments through June 2011 and required fixed-rate payments by BancShares at 7.125 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. The 2009 interest rate swap hedges interest payments from July 2011 through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR. As of June 30, 2011, collateral with a fair value of $14,691 was pledged to secure the existing obligation under the interest rate swaps. For both swaps, settlement occurs quarterly.

		Estimated fair value of liability
	Notional amount for all periods	June 30, 2011	December 31, 2010	June 30, 2010
2006 interest rate swap hedging variable rate exposure on trust preferred capital securities 2006-2011	$115,000	$—	$2,873	$5,384
2009 interest rate swap hedging variable rate exposure on trust preferred capital securities 2011-2016	115,000	9,800	6,619	5,925

		$9,800	$9,492	$11,309

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swaps have been fully effective since inception. Therefore, changes in the fair value of the interest rate swaps have had no impact on net income. For the six month periods ended June 30, 2011 and 2010, BancShares recognized interest expense of $2,931 and $2,951, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness.

The following table discloses activity in accumulated other comprehensive income (loss) related to the interest rate swaps during the six month periods ended June 30, 2011 and 2010.

	2011	2010
Accumulated other comprehensive loss resulting from interest rate swaps as of January 1	$(9,492)	$(5,367)
Other comprensive income (loss) recognized during six month period ended June 30	(308)	(5,942)

Accumulated other comprehensive loss resulting from interest rate swaps as of June 30	$(9,800)	$(11,309)

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

Prior to the merger, FCB and ISB were considered to be distinct operating segments. As a result of the merger and various organizational changes resulting from the merger, there is no longer a focus on the discrete financial measures of each entity. Therefore, BancShares now operates as one reportable segment.

Note L

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) included the following as of June 30, 2011, December 31, 2010 and June 30, 2010:

	June 30, 2011			December 31, 2010			June 30, 2010
	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax

Unrealized gains on investment securities available for sale	$31,839	$12,528	$19,311	$23,195	$9,143	$14,052	$43,998	$16,580	$27,418

Funded status of defined benefit plan	(70,400)	(27,568)	(42,832)	(73,696)	(28,859)	(44,837)	(70,892)	(27,761)	(43,131)

Unrealized loss on cash flow hedge	(9,800)	(3,870)	(5,930)	(9,492)	(3,748)	(5,744)	(11,309)	(4,466)	(6,844)

Total	$(48,361)	$(18,910)	$(29,451)	$(59,993)	$(23,464)	$(36,529)	$(38,203)	$(15,647)	$(22,557)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

FDIC-ASSISTED TRANSACTIONS

Participation in FDIC-assisted transactions has provided significant growth opportunities for BancShares during 2011, 2010, and 2009. These transactions have allowed us to significantly increase our presence in markets in which we presently operate, and to expand our banking presence to contiguous markets. Additionally, purchase discounts and fair value adjustments on acquired assets and assumed liabilities have resulted in significant acquisition gains. All of the FDIC-assisted transactions completed as of June 30, 2011 as well as the acquisition of Colorado Capital Bank (CCB) on July 8, 2011 include loss share agreements which protect us from a substantial portion of the credit and asset quality risk that we would otherwise incur.

Issues affecting comparability of financial statements. As estimated exposures related to the acquired assets covered by the loss share agreements change based on post-acquisition events, our adherence to accounting principles generally accepted in the United States of America (US GAAP) and accounting policy elections that we have made affect the comparability of our current results of operations to earlier periods. Adjustments affecting assets covered by loss share agreements are recorded on a gross basis. Consequential adjustments to the carrying value of the FDIC receivable that reflect the change in the estimated loss of the covered assets are recorded with an offset to noninterest income. Several of the key issues affecting comparability are as follows:

•	When post acquisition events suggest that the amount of cash flows we will ultimately receive for a loan covered by a loss share agreement is less than originally expected:

•	An allowance for loan and lease losses is established for the post-acquisition exposure that has emerged with a corresponding debit to provision for loan and lease losses;

•	The receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to noninterest income;

•	When post acquisition events suggest that the amount of cash flows we will ultimately receive for a loan covered under a loss share agreement is greater than originally expected:

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

FDIC-Assisted Transactions

Table 1

			Fair value of
Entity	Date of transaction	# branches	Loans acquired	Deposits assumed	Short-term borrowings assumed	Long-term obligations assumed
				(thousands)
United Western Bank (United Western)	January 21, 2011	8	$759,351	$1,604,858	$336,853	$207,627
Sun American Bank (SAB)	March 5, 2010	12	290,891	420,012	42,533	40,082
First Regional Bank (First Regional)	January 29, 2010	8	1,260,249	1,287,719	361,876	—
Venture Bank (VB)	September 11, 2009	18	456,995	709,091	—	55,618
Temecula Valley Bank (TVB)	July 17, 2009	11	855,583	965,431	79,096	—

Total		57	$3,623,069	$4,987,111	$820,358	$303,327

Although US GAAP allows for acquired loans to be accounted for in designated pools, we have elected to account for the majority of our acquired loans on a non-pooled basis. We made that election for loans acquired to date based on the average loan size and the lack of large numbers of homogenous loans. The non-pool election could potentially accentuate volatility in net interest income. We elected to account for a group of mortgage loans acquired with the United Western FDIC – assisted transaction on a pool basis. These loans had a fair value of $223.1 million at the date of acquisition.

Income statement impact. The five FDIC-assisted transactions created acquisition gains recognized at the time of the respective transaction. There were no acquisition gains recorded for the three month periods ended June 30, 2011 and 2010. For the three-month and six-month periods ended June 30, 2011, acquisition gains totaled $65.0 million compared to $136.0 million during the same periods of 2010. Additionally, the acquired loans, deposits and borrowings originated by the five banks have affected net interest income, provision for loan and lease losses and noninterest income. Increases to noninterest expense have resulted from incremental staffing and facility costs for the branch locations resulting from the FDIC-assisted transactions. Various fair value discounts and premiums that were previously recorded are being accreted and amortized into income over the life of the underlying asset or liability.

As previously discussed, post-acquisition changes that affect the amount of expected cash flows can result in recognition of provision for loan and lease losses or the reversal of previously-recognized provision for loan and lease losses. During the three-month and six-month periods ended June 30, 2011 total provision for loan losses related to acquired loans equaled $41.2 million and $73.8 million respectively compared to $16.6 million and $19.9 million during the same periods of 2010. Much of the increase in the provision for loan losses in 2011 relates to post-acquisition deterioration of covered loans acquired during the first quarter of 2010.

When actual loan payments are received prior to the assumed repayment, the accretion of discounts recorded on loan balances is accelerated. During the three-month period ended June 30, 2011, total discount accretion for loans for which a fair value discount had been recorded, equaled $71.1 million compared to $10.1 million during the same period of 2010. During the six-month period ended June 30, 2011, discount accretion totaled $122.8 million compared to $12.2 million during the same period of 2010. For the three-month and six-month periods ended June 30, 2011 the amount of accretion income recorded that related to various post acquisition events including the prepayment of loans and settlement of loans for amounts exceeding original expected cash flows was $43.7 million and $73.0 million respectively. None of the accretion recorded in 2010 related to such events.

Unscheduled prepayment of loan balances and post-acquisition deterioration of covered loans also result in adjustments to the FDIC receivable for changes in the estimated amount that would be covered under the respective loss share agreement. During the three-month and six-month periods ended June 30, 2011, the adjustment to the FDIC receivable resulting from large unscheduled payments and other favorable adjustments exceeded the amount of the adjustment for post-acquisition deterioration, resulting in a net reduction to the FDIC receivable and a net charge of $15.5 million and $24.1 million respectively to noninterest income compared to a net increase in the receivable of $12.9 million and $13.7 million during the same periods of 2010. The result is a net decrease in noninterest income of $26,7 million and $39.7 million for the three-month and six-month periods, respectively, as a result of the change in these amounts.

On January 21, 2011, First-Citizens Bank & Trust Company (FCB) entered into a Purchase and Assumption Agreement with the FDIC to purchase substantially all the assets and assume the majority of the liabilities of United Western, headquartered in Denver, Colorado.

Table 2 identifies the assets acquired and liabilities assumed, the fair value adjustments, the amounts recorded by FCB, and the calculation of the gain recognized.

				Table 2

	January 21, 2011
	As recorded by United Western	Fair value adjustments at date of acquisition	Subsequent acquisition-date adjustments	As recorded by FCB

Assets
Cash and due from banks	$420,902	$—	$—	$420,902
Investment securities available for sale	281,862	—	—	281,862
Loans covered by loss share agreements (1)	1,034,074	(278,913)	4,190	759,351
Other real estate owned covered by loss share agreements	37,812	(10,252)	1,203	28,763
Income earned not collected	5,275	—		5,275
Receivable from FDIC for loss share agreements	—	140,285	(4,985)	135,300
FHLB stock	22,783	—		22,783
Mortgage servicing rights	4,925	(1,489)		3,436
Core deposit intangible	—	537		537
Other assets	15,421	109		15,530

Total assets acquired	$1,823,054	$(149,723)	$408	$1,673,739

Liabilities				—
Deposits:
Noninterest-bearing	$101,875	$—	$—	$101,875
Interest-bearing	1,502,983	—	—	1,502,983

Total deposits	1,604,858	—	—	1,604,858
Short-term borrowings	336,853	—	—	336,853
Long-term obligations	206,838	789	—	207,627
Deferred tax liability	1,351	(565)	—	786
Other liabilities	11,772	—	—	11,772

Total liabilities assumed	2,161,672	224	—	2,161,896

Excess (shortfall) of assets acquired over liabilities assumed	$(338,618)

Aggregate fair value adjustments		$(149,947)	$408

Cash received from the FDIC (2)				$553,141
Gain on acquisition of United Western				$64,984

(1)	Excludes $11,998 in loans repurchased by FDIC during the second quarter of 2011
(2)	Cash received includes cash received from loans repurchased by the FDIC during the second quarter of 2011

Loans and OREO purchased from United Western are covered by two loss share agreements between the FDIC and FCB (one for single family residential mortgage loans and the other for all other non-consumer loans and OREO), which afford FCB significant loss protection. Under the loss share agreement for single family residential mortgage loans (SFRs), the FDIC will cover 80 percent of covered loan losses up to $32.5 million; 0 percent of losses from $32.5 million to $57.7 million; and 80 percent of losses in excess of $57.7 million. The loss share agreement for all non-consumer loans and OREO will cover 80 percent of covered loan and OREO losses up to $111.5 million; 30 percent of losses from $111.5 million to $227.0 million; and 80 percent of losses in excess of $227.0 million.

The SFR loss share agreement covers losses recorded during the ten years following the date of the transaction, while the term for the loss share agreement covering all non-consumer loans and OREO is five years. The SFR loss share agreement also covers recoveries received for ten years following the date of the transaction, while recoveries of all other loans and OREO will be shared with the FDIC for a five-year period. The losses reimbursable by the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the loss share agreements.

The loss share agreements include a true-up payment in the event FCB’s losses do not reach the Total Intrinsic Loss Estimate of $294.0 million. On March 17, 2021, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of the following calculation: A-(B+C+D), where (A) equals 20 percent of the Total Intrinsic Loss Estimate; (B) equals 20 percent of the Net Loss Amount; (C) equals 25 percent of the asset (discount) bid; and (D) equals 3.5 percent of total Shared Loss Assets at Bank Closing. Current loss estimates indicate that a true-up payment of $11.4 million will be paid to the FDIC during 2021.

FCB recorded a $135.3 million receivable that was based on the present value of projected amounts to be received from and paid to the FDIC under the United Western loss share agreements.

First quarter noninterest income included a bargain purchase gain of $65.0 million that resulted from the FDIC-assisted acquisition of United Western. Our operating results for the period ended June 30, 2011 include the results of the acquired assets and liabilities for the period from January 21, 2011 through June 30, 2011.

On July 8, 2011, FCB entered into an agreement with the FDIC to purchase substantially all the assets and assume the majority of the liabilities of CCB of Castle Rock, Colorado at a discount of $154.9 million, with no deposit premium. The Purchase and Assumption Agreement with the FDIC includes loss share agreements on the loans and OREO purchased by FCB which provides protection against losses to FCB.

The loans and OREO purchased from CCB are covered by two loss share agreements between the FDIC and FCB, which afford FCB significant loss protection, one for single family residential mortgage loans and the other for all other loans and OREO excluding consumer loans and CD secured loans. Under the loss share agreements, the FDIC will cover 80 percent of combined covered loan losses up to $231.0 million; 0 percent from $231.0 million up to $285.9 million; and 80 percent of losses in excess of $285.9 million.

CCB operated in Castle Rock, Colorado with six branch locations in Boulder, Castle Pines, Cherry Creek, Colorado Springs, Edwards, and Parker.

The acquisition of CCB is being accounted for under the acquisition method of accounting. A summary of significant assets acquired and liabilities assumed is presented in the following table. These amounts are based on the FDIC settlement and do not include adjustments to reflect the assets and liabilities at their fair value at the date of acquisition. The calculations to determine fair values were incomplete at the time of filing of this Form 10-Q. In addition to the assets and liabilities listed below, BancShares received $103,478 in cash from the FDIC as settlement.

Colorado Capital Bank

Schedule of Significant Assets Acquired and Liabilities Assumed (Unaudited)

Table 3

July 8, 2011
Cash and due from banks	$74,736
Investment securities	40,187
Loans and leases	540,342
Deposits	607,111
Long-term obligations	15,008

EXECUTIVE OVERVIEW AND PERFORMANCE SUMMARY

BancShares is a financial holding company headquartered in Raleigh, North Carolina that offers full-service banking through its wholly-owned banking subsidiary, First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank.

Prior to January 7, 2011, BancShares also offered full service banking services through another wholly-owned subsidiary, IronStone Bank (ISB), a federally-chartered thrift institution. On January 7, 2011 ISB was legally merged into FCB resulting in a single banking subsidiary of BancShares. ISB branches continue to operate under the name IronStone Bank, which is now a division of FCB. The merger will result in minor expense reductions due to the elimination of various activities that were previously performed separately for both entities. The transaction will also allow liquidity to be managed more efficiently throughout the merged network and for the former ISB branches to increase commercial lending activities. The merger is not expected to have a material impact on the consolidated financial position, results of operations or liquidity position of BancShares. FCB now operates branches in 17 states and the District of Columbia. Beyond the traditional branch network, we offer customer sales and service through telephone, online banking and an extensive ATM network.

BancShares’ earnings and cash flows are primarily derived from our commercial banking activities. We offer commercial and consumer loans, deposit and treasury services products, cardholder and merchant services, wealth management services as well as various other products and services typically offered by commercial banks. We gather deposits from retail and commercial customers and also secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets including loans and leases, investment securities and overnight investments. We also invest in the bank premises, furniture and equipment used to conduct our commercial banking business.

Various external factors influence the focus of our business efforts. Due to unprecedented asset quality challenges, capital shortages and the onset of a global economic recession, the U.S. banking industry has experienced serious financial challenges beginning in 2008 and continuing through 2011. During this time of industry-wide turmoil, while maintaining our long-standing attention to prudent banking practices, we have elected to participate in FDIC-assisted transactions involving distressed financial institutions. Participation in FDIC-assisted transactions creates opportunities to significantly increase our business volumes in markets in which we presently operate and to expand our banking presence to additional markets which we deem demographically attractive. For each of the five FDIC-assisted transactions that we have completed as of June 30, 2011 as well as the CCB transaction completed on July 8, 2011, loss share agreements protect us from a substantial portion of the asset quality risk that we would otherwise incur. Additionally, purchase discounts and fair value adjustments on acquired assets and assumed liabilities have resulted in significant acquisition gains that have resulted in the creation of a substantial portion of the equity required to fund the transactions.

Despite the recognition of significant acquisition gains, recessionary economic conditions, high rates of unemployment, and a growing inability for some businesses and consumers to meet their debt service obligations continue to exert pressure on our core earnings and profitability. Other customers continue to repay existing debt or defer new borrowings due to lingering economic uncertainty resulting in soft demand for loan products. However, successful pricing strategies employed in 2011 have resulted in modest increases in certain commercial loan balances.

Real estate demand in many of our markets remains weak, resulting in continued depressed real estate prices that have adversely affected collateral values for many borrowers. In particular, the stressed residential real estate markets in Georgia and Florida adversely impacted the asset quality and profitability of the former ISB subsidiary during 2009 and to a lesser extent the results of operations during 2010. In an effort to assist customers experiencing financial difficulty, we have selectively agreed to modify existing loan terms to provide relief to customers who are experiencing liquidity challenges or other circumstances that could affect their ability to meet debt obligations.

The demand for our deposit and treasury services products has been influenced by extraordinarily low interest rates and instability in alternative investment markets. Our balance sheet liquidity position remains strong, despite our participation in FDIC-assisted transactions which creates pressure on liquidity management due to the difficulty of retaining assumed deposits at a reasonable cost.

Ongoing economic weakness continues to have a significant impact on virtually all financial institutions in the United States. Beyond the profitability pressures resulting from a weak economy, financial institutions continue to face challenges resulting from governmental efforts to stabilize the financial services industry by implementing industry reforms. In addition to the various actions previously enacted by governmental agencies and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), further changes will likely occur as the Federal government attempts to restore stability to the financial services sector.

We operate in diverse geographic markets and can increase our business volumes and profitability by offering competitive products and superior customer service. In addition to our focus on retaining customers of the five banks involved in the FDIC-assisted transactions, we continue to concentrate our marketing efforts on business owners, medical and other professionals and financially active individuals. We seek to increase fee income in wealth management, cardholder and merchant services, and insurance and treasury services. Leveraging on our technology investments, we also focus on opportunities to generate income by providing various processing services to other banks.

BancShares’ consolidated net income during the second quarter of 2011 equaled $21.3 million, a decrease of $7.3 million from the $28.6 million earned during the corresponding period of 2010. The annualized return on average assets and equity amounted to 0.41 percent and 4.74 percent respectively, during the second quarter of 2011, compared to 0.54 percent and 6.83 percent during the same period of 2010. Net income per share during the second quarter of 2011 totaled $2.04, compared to $2.74 during the second quarter of 2010.

For the six-month period ending June 30, 2011, net income equaled $84.0 million compared to $135.2 million earned during the same period of 2010. Return on assets and equity during 2011 equaled 0.80 percent and 9.53 percent respectively, from 1.33 percent and 16.71 percent during the six-month period ended June 30, 2010. Net income per share equaled $8.05 during the first six months of 2011 compared to $12.96 in the first six months of 2010. The decrease in net income in 2011 was due primarily to acquisition gains recorded in the first quarter of 2010 resulting from two FDIC-assisted transactions with an after-tax impact of $82.7 million or $7.93 per share offset by the gain on the United Western acquisition in the first quarter of 2011 with an after tax impact of $39.6 million or $3.80 per share. The net decrease in consolidated net income as a result of acquisition gains was $43.1 million or $4.13 per share from the six month ended June 30, 2010 to the comparable period of 2011.

Net interest income increased $42.5 million from $164.9 million in the second quarter of 2010 to $207.4 million in 2011, an increase of 25.8 percent. This increase is a result of balance sheet growth caused primarily by acquisitions and discount accretion of $71.1 million recognized in 2011 compared to $10.1 million in 2011. The favorable impact of the discount accretion was partially offset by the reversal of accrued interest on acquired loans placed on nonaccrual during the second quarter of 2011. The net yield on interest-earning assets improved by 92 basis points from 3.54 percent in the second quarter 2010 to 4.46 percent in 2011 due to accreted loan discounts, favorable changes in deposit costs and the positive impact of yields and rates on acquired loans and assumed deposits.

Year-to-date net interest income increased $95.5 million, or 30.2 percent during 2011. The net yield on interest-earning assets was 4.41 percent during the six-month period ended June 30, 2011 compared to 3.54 percent for the same period of 2010. For both the second quarter and year-to-date periods, the impact of accreted loan discounts resulting from large unscheduled prepayments on acquired loans significantly impacted the taxable-equivalent net yield on interest-earning assets. Since large unscheduled prepayments are unpredictable, the yield on interest-earning assets may decline in future periods. Improvements in expected cashflows on acquired impaired loans identified during 2011 resulted in the reclassification of $60.5 million in nonaccretable difference, which will increase the amount of accretable yield recognized in future periods.

The provision for loan and lease losses recorded during the second quarter of 2011 equaled $54.0 million, compared to $31.8 million during the second quarter of 2010. Of the $22.2 million increase, $24.6 million was caused by higher levels of post-acquisition deterioration of acquired loans covered by loss share agreements with the FDIC offset by a $2.4 million reduction for loans not covered by FDIC loss share agreements. During the six months of 2011, the provision for loan and lease losses equaled $98.4 million, an increase of $49.6 million or 101.8 percent from the same period of 2010 due to an increase in post-acquisition deterioration of covered loans of $53.9 million and a reduction in net charge-offs on noncovered loans of $5.5 million or 21.6 percent when compared to the comparable period of 2010. The gross amount of newly-identified exposures on covered loans is recorded as provision for loan and lease losses with the FDIC receivable adjusted through an offset to noninterest income for the portion that is covered by the FDIC at the appropriate indemnification rate.

Noninterest income decreased $26.0 million or 28.0 percent in the second quarter of 2011 when compared to the second quarter of 2010 due to adjustments to the FDIC receivable for assets covered by loss share agreements that resulted in a loss of $13.7 million in the second quarter of 2011 compared to a gain of $12.9 million in the second quarter of 2010. For the six month period ended June 30, 2011 noninterest income decreased $106.8 million from the comparable period of 2010. This decrease was the result of a $71.0 million reduction in acquisition related gains in 2011 and a reduction resulting from adjustments to the FDIC receivable for assets covered by loss share agreements of $39.7 million. A net post-acquisition improvement in covered assets during 2011 triggered reductions in the FDIC receivable, which were recorded as a reduction in noninterest income. A net post-acquisition deterioration in covered assets during 2010 caused increases in the FDIC receivable, which were recorded as an increase in noninterest income.

Noninterest expense increased $5.7 million or 3.1 percent in the second quarter of 2011 and $22.8 million or 6.4 percent in the first six months of 2011 when compared to the same period in 2010. The increases were due to higher personnel costs to manage the FDIC-assisted transactions, hardware and software expenses, foreclosure and loan collection costs and card and merchant processing.

SELECTED QUARTERLY DATA							Table 4

	2011		2010			Six months ended June 30
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2011	2010
				(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$245,604	$245,200	$272,605	$278,628	$217,435	$490,804	$418,135
Interest expense	38,229	41,213	44,200	48,688	52,573	79,442	102,237

Net interest income	207,375	203,987	228,405	229,940	164,862	411,362	315,898
Provision for loan and lease losses	53,977	44,419	34,890	59,873	31,826	98,396	48,756

Net interest income after provision for loan and lease losses	153,398	159,568	193,515	170,067	133,036	312,966	267,142
Gain on acquisitions	—	64,984	—	—	—	64,984	136,000
Other noninterest income	66,649	66,106	51,674	49,969	92,622	132,755	168,571
Noninterest expense	187,482	190,028	201,799	176,851	181,776	377,510	354,726

Income before income taxes	32,565	100,630	43,390	43,185	43,882	133,195	216,987
Income taxes	11,265	37,951	13,305	15,439	15,280	49,216	81,774

Net income	$21,300	$62,679	$30,085	$27,746	$28,602	$83,979	$135,213

Net interest income, taxable equivalent	$208,301	$204,938	$229,362	$231,006	$165,937	$413,240	$318,013

PER SHARE DATA
Net income	$2.04	$6.01	$2.88	$2.66	$2.74	$8.05	$12.96
Cash dividends	0.300	0.300	0.300	0.300	0.300	0.600	0.600
Market price at period end (Class A)	187.22	200.58	189.05	185.27	192.33	187.22	192.33
Book value at period end	174.11	171.46	166.08	164.67	162.28	174.11	162.28

SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$21,042,081	$21,385,014	$21,139,117	$21,164,235	$21,222,673	$21,212,600	$20,550,439
Investment securities	4,162,397	4,568,205	3,950,121	3,810,057	3,732,320	4,364,180	3,398,135
Loans and leases (covered and noncovered)	14,028,109	13,904,054	13,641,062	13,917,278	14,202,809	13,966,406	13,953,897
Interest-earning assets	18,742,282	19,067,378	18,739,336	18,605,131	18,778,108	18,903,914	18,103,265
Deposits	17,678,210	18,065,652	17,870,665	17,823,807	17,881,444	17,870,861	17,232,348
Interest-bearing liabilities	15,018,805	15,543,484	15,304,109	15,433,653	15,598,726	15,279,695	15,099,410
Long-term obligations	797,375	802,720	825,671	914,938	921,859	800,033	900,231
Shareholders’ equity	1,803,385	1,752,129	$1,742,740	$1,705,005	$1,679,837	$1,776,131	$1,631,756
Shares outstanding	10,422,857	10,434,453	10,434,453	10,434,453	10,434,453	10,428,623	10,434,453

SELECTED QUARTER-END BALANCES
Total assets	$21,021,650	$21,167,495	$20,806,659	$21,049,291	$21,105,769	$21,021,650	$21,105,769
Investment securities	4,016,339	4,204,357	4,512,608	3,789,486	3,771,861	4,016,339	3,771,861
Loans and leases:
Covered under loss share agreements	2,399,738	2,658,134	2,007,452	2,222,660	2,367,090	2,399,738	2,367,090
Not covered under loss share agreements	11,528,854	11,392,351	11,480,577	11,545,309	11,622,494	11,528,854	11,622,494
Interest-earning assets	16,414,755	18,888,350	18,487,960	16,383,953	16,131,251	16,414,755	18,498,341
Deposits	17,662,966	17,811,736	17,635,266	17,743,028	17,787,241	17,662,966	17,787,241
Interest-bearing liabilities	15,416,672	15,114,785	15,015,446	15,355,501	15,517,559	15,416,672	15,540,947
Long-term obligations	792,661	801,081	809,949	905,146	918,930	792,661	918,930
Shareholders’ equity	1,810,189	1,789,133	1,732,962	1,718,203	1,695,364	1,810,189	1,695,364
Shares outstanding	10,396,765	10,434,453	10,434,453	10,434,453	10,434,453	10,396,765	10,434,453

SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.41%	1.19%	0.56%	0.52%	0.54%	0.80%	1.33%
Rate of return on average shareholders’ equity (annualized)	4.74	14.51	6.91	6.46	6.83	9.53	16.71

Net yield on interest-earning assets (taxable equivalent)	4.46	4.36	4.86	4.93	3.54	4.41	3.54

Allowance for loan and lease losses to total loans and leases:

Covered by loss share agreements	2.89	2.08	2.55	1.94	0.68	2.89	0.68

Not covered by loss share agreements	1.57	1.56	1.54	1.52	1.48	1.57	1.48

Nonperforming assets to total loans and leases and other real estate at period end:

Covered by loss share agreements	20.94	14.67	17.14	18.51	14.71	20.94	14.71

Not covered by loss share agreements	1.81	1.80	1.71	1.60	1.34	1.81	1.34

Tier 1 risk-based capital ratio	15.38	15.24	14.86	14.38	14.26	15.38	14.26

Total risk-based capital ratio	17.27	17.32	16.95	16.45	16.33	17.27	16.33

Leverage capital ratio	9.50	9.35	9.18	9.04	8.90	9.50	8.90

Dividend payout ratio	14.68	4.99	10.42	11.28	10.95	7.45	4.63

Average loans and leases to average deposits	79.35	76.96	76.33	78.08	79.43	78.15	80.98

Average loan and lease balances include nonaccrual loans and leases. See discussion of issues affecting comparability of financial statements under the caption FDIC-Assisted Transactions.

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier investments typically carry a higher interest rate, but expose us to potentially increased levels of default.

We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. That focus on asset quality also influences the composition of our investment securities portfolio. At June 30, 2011, the mix of our investment securities portfolio is comprised of 32.3 percent United States Treasury securities, 47.8 percent United States government agency securities, 11.6 percent corporate bonds issued under the FDIC’s Treasury Liquidity Guaranty Program and 8.3 percent residential mortgage-backed securities. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.

During 2011 and 2010, changes in interest-earning assets primarily reflect the impact of assets acquired in the FDIC-assisted transactions and deposit growth within our legacy markets. During the second quarter of 2011, interest-earning assets averaged $18.74 billion, a reduction of $35.8 million or 0.2 percent from the second quarter of 2010. Average interest-earning assets have remained constant over this period despite the acquisition of United Western due to continued deposit run-off in the acquisition markets.

Loans and leases. Due to consumer loan run-off and soft loan demand resulting from weak economic conditions, total non-covered loans declined from the second quarter of 2010 through the first quarter of 2011. Non-covered loans increased during the second quarter of 2011 due to slightly improved commercial loan demand and successful pricing strategies. While total non-covered loans have fallen $93.6 million from $11.62 billion at June 30, 2010 to $11.53 billion at June 30, 2011, balances increased by $136.5 million during the second quarter of 2011.

Loans covered by loss share agreements with the FDIC totaled $2.40 billion at June 30, 2011 compared to $2.00 billion at December 31, 2010 and $2.37 billion at June 30, 2010. The balance and mix of covered loans as of June 30, 2011 was impacted by the loans acquired in the United Western transaction during the first quarter of 2011.

Commercial mortgage loans not covered by loss share agreements totaled $4.86 billion at June 30, 2011, 42.2 percent of noncovered loans and leases. This balance represents an increase of $123.6 million or 2.6 percent since December 31, 2010 and $236.1 million or 5.1 percent since June 30, 2010. Demand for loans secured by owner-occupied medical and professional facilities remained relatively healthy during 2010 and 2011when compared to other lending opportunities. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At June 30, 2011, revolving mortgage loans not covered by loss share agreements totaled $2.30 billion, representing 20.0 percent of total noncovered loans outstanding, an increase of $69.8 million or 3.1 percent since December 31, 2010 and $115.7 million or 5.3 percent compared to June 30, 2010. The growth of revolving mortgage loans throughout 2010 and 2011 is a result of the low interest rate environment and the attractive variable rate nature of the revolving mortgage loan product.

Commercial and industrial loans not covered by loss share agreements equaled $1.81 billion or 15.7 percent of total noncovered loans and leases, a reduction of $63.7 million or 3.4 percent since December 31, 2010 and an increase of $4.3 million or 0.2 percent since June 30, 2010. Demand for commercial and industrial loans has remained sluggish as customers have generally maintained current borrowing levels.

Commercial construction and land development loans not covered by loss share agreements totaled $407.1 million or 3.5 percent of total loans at June 30, 2011, a decrease of $85.7 million or 17.4 percent since June 30, 2010. This decrease was driven by increased charge-off and foreclosure activity in the construction and land development portfolio during 2010 as well as a reduction in originations.

Consumer loans not covered by loss share agreements totaled $556.9 million at June 30, 2011 down $258.1 million or 31.7 percent since June 30, 2010 and down $38.8 million or 6.5 percent from December 31, 2010. This decline results from our decision during 2008 to discontinue originations of sales finance loans through our dealer network and the general decline in consumer borrowing in 2010 and 2011 due to recessionary economic conditions.

Commercial mortgage loans covered by loss share agreements totaled $1.31 billion at June 30, 2011, representing 54.5 percent of the total covered portfolio compared to $1.09 billion or 54.3 percent of total covered loans as of December 31, 2010. Commercial construction and land development loans covered by loss share agreements totaled $338.7 million, or 14.1 percent of total covered loans at June 30, 2011, a decrease of $29.7 million from the December 31, 2010 total of $368.4 million, which represented 18.4 percent of the total covered loans. Covered residential mortgage loans totaled $354.0 million or 14.8 percent of the covered portfolio as of June 30, 2011 compared to $74.5 million or 3.7 percent of total covered loans at December 31, 2010. The changes in covered loan balances since December 31, 2010 and from June 30, 2010 are caused by the acquisition of United Western in January 2011 offset by continued reductions of outstanding loans from the FDIC-assisted transactions consummated in 2009 and 2010 due to foreclosure, payoffs and normal run-off.

Despite our recent implementation of successful pricing strategies, we expect non-acquisition loan growth for the next several quarters to be limited due to the generally weak demand for loans and widespread customer desire to deleverage. Loan projections are subject to change due to further economic deterioration or improvement and other external factors.

Loans and Leases		Table 5

	2011		2010
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Covered loans	$2,399,738	$2,661,370	$2,007,452	$2,222,660	$2,367,090
Noncovered loans and leases:
Commercial:
Construction and land development	407,134	373,769	338,929	448,875	492,805
Commercial mortgage	4,861,457	4,763,393	4,737,862	4,696,183	4,625,351
Other commercial real estate	148,977	147,150	149,710	155,509	157,333
Commercial and industrial	1,805,812	1,792,042	1,869,490	1,774,340	1,801,465
Lease financing	303,104	295,994	301,289	294,825	300,047
Other	170,758	174,370	182,015	185,232	186,067

Total commercial loans	7,697,242	7,546,718	7,579,295	7,554,964	7,563,068
Non-commercial:
Residential mortgage	825,610	808,650	878,792	917,415	921,346
Revolving mortgage	2,303,687	2,299,668	2,233,853	2,209,149	2,187,978
Construction and land development	145,445	145,864	192,954	112,116	135,094
Consumer	556,870	591,451	595,683	766,586	815,008

Total non-commercial loans	3,831,612	3,845,633	3,901,282	4,005,266	4,059,426

Total noncovered loans and leases	11,528,854	11,392,351	11,480,577	11,560,230	11,622,494

Total loans and leases	$13,928,592	$14,053,721	$13,488,029	$13,782,890	$13,989,584

	June 30, 2011			December 31, 2010			June 30, 2010
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
Loans covered by loss share agreements:
Commercial:
Construction and land development	$83,844	$254,806	$338,650	$102,988	$265,432	$368,420	$146,418	$429,190	$575,608
Commercial mortgage	120,916	1,186,859	1,307,775	120,240	968,824	1,089,064	121,134	947,197	1,068,331
Other commercial real estate	35,347	138,259	173,606	34,704	175,957	210,661	35,346	197,740	233,086
Commercial and industrial	7,990	117,502	125,492	9,087	123,390	132,477	9,195	211,669	220,864
Lease financing	6	218	224	—	—	—	—	—	—
Other	—	1,675	1,675	—	1,510	1,510	72	4,739	4,811

Total commercial loans	248,103	1,699,319	1,947,422	267,019	1,535,113	1,802,132	312,165	1,790,535	2,102,700
Noncommercial:
Residential mortgage	19,635	334,398	354,033	11,026	63,469	74,495	33,853	40,144	73,997
Revolving mortgage	483	11,450	11,933	8,400	9,466	17,866	128	25,041	25,169
Construction and land development	42,056	40,121	82,177	44,260	61,545	105,805	25,838	131,812	157,650
Consumer	122	4,051	4,173	—	7,154	7,154	133	7,441	7,574

Total noncommercial loans	62,296	390,020	452,316	63,686	141,634	205,320	59,952	204,438	265,390

Total loans covered by loss share agreements	$310,399	$2,089,339	$2,399,738	$330,705	$1,676,747	$2,007,452	$372,117	$1,994,973	$2,367,090

Investment securities. Investment securities available for sale equaled $4.01 billion at June 30, 2011, compared to $4.51 billion at December 31, 2010 and $3.77 billion at June 30, 2010. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes.

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

Income on interest-earning assets. Interest income amounted to $245.6 million during the second quarter of 2011, a $28.2 million or 13.0 percent increase from the second quarter of 2010. The improvement in interest income resulted from higher yields on loans resulting from accretion of discounts on acquired loans with large unscheduled payments since acquisition and the recognition of accretable yield offset partially by the reversal of accrued interest on acquired loans placed on nonaccrual. Average interest-earning assets decreased $35.8 million or 0.2 percent from $18.78 billion to $18.74 billion. The taxable-equivalent yield on interest-earning assets equaled 5.27 percent for the second quarter of 2011, compared to 4.60 percent for the corresponding period of 2010 as reflected in Table 7.

For the first six months of 2011, interest income equaled $490.8 million, a $72.7 million or 17.4 percent increase from the first six months of 2010 caused by higher average balances and acquired loan discount accretion. Average interest-earning assets for the first six months of 2010 increased $800.6 million or 4.4 percent from $18.10 billion to $18.90 billion. The taxable-equivalent yield on interest-earning assets equaled 5.25 percent for the first six months of 2011 compared to 4.68 percent for the corresponding period of 2010 as reflected in Table 8.

Loan and lease interest income for the second quarter of 2011 equaled $233.7 million, an increase of $31.2 million from the second quarter of 2010, the combined result of acquired loan discount accretion and higher yield offset by lower average balances and the reversal of accrued interest on acquired loans placed on nonaccrual. Average loans and leases decreased $174.7 million or 1.2 percent from the second quarter of 2010 to the second quarter of 2011. The taxable-equivalent yield was 6.70 percent during the second quarter of 2011, a 96 basis point increase from the same period of 2010. The increased yield resulted partially from $71.1 million of discount accreted into income during the second quarter related to acquired loans, including $43.7 million related to various post acquisition events.

Loan and lease interest income for the first six months of 2011 equaled $465.2 million, an increase of $75.6 million from the first six months of 2010 due to acquired loan discount accretion and higher yields. Average loans and leases increased $12.5 million or 0.1 percent from the first six months of 2010 to the first six months of 2011. The taxable-equivalent yield was 6.73 percent during the first six months of 2011, a 108 basis point increase from the same period of 2010. The increased yield resulted partially from $122.8 million of discount accreted into income during the six-months ended June 30, 2011 related to acquired loans, including $73.0 million related to various post acquisition events.

INVESTMENT SECURITIES	Table 6

	June 30, 2011				June 30, 2010
	Cost	Fair Value	Average Maturity (1) (Yrs./Mos.)	Taxable Equivalent Yield (1)	Cost	Fair Value	Average Maturity (1) (Yrs./Mos.)	Taxable Equivalent Yield (1)

Investment securities available for sale:
U. S. Treasury:
Within one year	$1,111,998	$1,113,930	0/6	0.59%	$1,421,694	$1,428,390	0/7	1.43%
One to five years	174,980	175,352	1/2	0.45	752,065	754,588	1/4	0.73

Total	1,286,978	1,289,282	0/7	0.57	2,173,759	2,182,978	0/10	1.19

Government agency:
Within one year	1,608,640	1,609,5001	0/5	1.03	894,847	897,183	0/2	1.49
One to five years	295,495	295,342	1/9	0.86	500	551	1/4	4.72
Over ten years	—	—	—	—	4,028	4,005	14/4	4.18

Total	1,904,135	1,904,843	0/8	1.00	899,375	901,739	0/3	1.51

Residential mortgage-backed securities:
Within one year	246	243	0/11	3.33	5	3	0/9	5.91
One to five years	29,005	29,267	4/1	2.28	11,844	12,148	2/1	1.23
Five to ten years	99,824	100,377	8/2	2.15	1,912	1,946	8/7	3.65
Over ten years	198,456	203,596	23/11	4.03	154,546	160,419	27/1	4.90

Total	327,531	333,483	17/4	3.30	168,307	174,516	25/2	4.62

State, county and municipal:
Within one year	554	554	0/6	4.73	329	335	0/10	5.03
One to five years	473	489	1/8	4.90	903	925	2/1	4.66
Five to ten years	10	10	9/5	4.93	—	—	—	—
Over ten years	—	—	—	—	10	10	10/5	4.97

Total	1,037	1,053	1/1	4.81	1,242	1,270	1/10	4.76

Corporate bonds:
Within one year	411,797	415,774	0/7	1.81	25,137	25,260	0/9	1.07
One to five years	49,959	51,197	1/6	2.18	455,601	464,323	1/9	1.87
Five to ten years	—	—			—	—	—	—
Over ten years	—	—			—	—	—	—

Total	461,756	466,971	0/9	1.85	480,738	489,583	1/11	1.82

Equity securities	965	18,609			1,358	18,691

Total investment securities available for sale	3,982,402	4,014,241			3,724,779	3,768,777

Investment securities held to maturity:
Residential mortgage-backed securities:
One to five years	8	6	4/8	4.41	—	—	—	—
Five to ten years	1,973	2,110	5/9	5.57	2,797	3,005	6/9	5.55
Over ten years	117	162	16/9	6.56	136	178	17/9	6.49

Total	2,098	2,278	6/5	5.62	2,933	3,183	7/3	5.59

State, county and municipal:
One to five years	—	—	—	—	151	151	3/4	5.55

Total	—	—	—	—	151	151	3/4	5.55

Total investment securities held to maturity	2,098	2,278	6/5	5.62	3,084	3,334	7/1	5.59

Total investment securities	$3,984,501	$4,016,519			$3,727,863	$3,772,111

(1)	Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities exempt from federal and/or state income taxes are stated on a taxable yield basis assuming statutory rates of 35.0 percent.

Interest income earned on the investment securities portfolio amounted to $11.6 million during the second quarter of 2011 and $14.3 million during the same period of 2010, a decrease of $2.8 million or 19.5 percent. This decrease in income is the result of a reduction in yields offset by an increase in average investment securities. The taxable-equivalent yield decreased 8 basis points from 1.22 percent in the second quarter of 2010 to 1.14 percent in the second quarter of 2011. This yield reduction was caused by extraordinarily low market interest rates. We anticipate the yield on investment securities will remain depressed until the Federal Reserve begins to raise the benchmark fed funds rates, an action that would likely lead to higher asset yields.

Interest income earned on the investment securities portfolio during the first six months of 2011 amounted to $24.9 million, compared to $27.5 million during the same period of 2010, a decrease of $2.6 million or 9.4 percent. The taxable-equivalent yield decreased 51 basis points from 1.68 percent in the first six months of 2010 to 1.17 percent during the same period of 2011. The decreased interest income for the six month period ended June 30, 2011 was attributable to low current year interest rates and the maturity and early redemption of higher yielding securities.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits represent our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and to fulfill commercial customer demand for treasury services. Certain of our long-term borrowings currently qualify as capital under guidelines established by the Federal Reserve and other banking regulators. The Dodd-Frank Act, however, contains provisions that cause $265.0 million of trust preferred capital securities to fully cease qualification as Tier I capital effective January 1, 2015.

Deposits. At June 30, 2011, total deposits equaled $17.66 billion, an increase of $27.7 million or 0.2 percent since December 31, 2010 and a reduction of $124.3 million or 0.7 percent since June 30, 2010. The relative stability of deposits is due to the assumption of United Western deposits in the first quarter of 2011 offset by attrition of assumed deposits from the 2009 through 2011 FDIC–assisted transactions.

Due to our historic focus on maintaining a significant level of free liquidity, we continue to emphasize deposit retention as a key business objective. We endeavor to retain a significant portion of non-brokered core demand and money market account balances and reasonably priced time deposits assumed in the FDIC-assisted transactions. Once economic conditions improve, our ability to satisfy customer loan demand could be constrained unless we are able to continue to generate new deposits at a reasonable cost.

Short-term borrowings At June 30, 2011, short-term borrowings totaled $655.8 million compared to $546.6 million at December 31, 2010 and $541.7 million at June 30, 2010. The increase in short term borrowings is primarily a result of the assumption of $95.1 million in repurchase agreements from United Western in January 2011.

Long-term obligations. Long-term obligations equaled $792.7 million at June 30, 2011, down $17.3 million from December 31, 2010 and $126.3 million from June 30, 2010. The decrease since June 30, 2010 resulted from the redemption of Federal Home Loan Bank (FHLB) obligations assumed in the 2010 FDIC-assisted transactions.

Expense on interest-bearing liabilities. Interest expense amounted to $38.2 million during the second quarter of 2011, a $14.3 million or 27.3 percent decrease from the second quarter of 2010. The reduced level of interest expense resulted from lower rates and lower average balances. The rate on average interest-bearing liabilities equaled 1.02 percent during the second quarter of 2011, a 33 basis point decrease from the second quarter of 2010. Average interest-bearing liabilities decreased $579.9 million or 3.7 percent from second quarter of 2010 to the second quarter of 2011 due to the run-off of deposits assumed in FDIC-assisted transactions as well as a reduction in long term obligations resulting from the redemption of FHLB borrowings.

Average interest-bearing deposits equaled $13.56 billion during the second quarter of 2011, a decrease of $554.9 million or 3.9 percent from the second quarter of 2010. Average money market accounts increased $582.8 million or 12.2 percent from the second quarter of 2010, due to the FDIC-assisted transactions and customers holding available liquidity in flexible deposit accounts. During the second quarter of 2011, time deposits averaged $5.45 billion, down $1.43 billion or 20.7 percent from the second quarter of 2010 resulting from customer preference for non-time deposits, partially offset by time deposits assumed in FDIC-assisted transactions.

For the quarters ended June 30, 2011 and June 30, 2010, short-term borrowings averaged $661.2 million and $561.7 million, respectively. The $99.5 million or 17.7 percent increase in average short-term borrowings since the second quarter of 2010 resulted primarily from the assumption of repurchase agreements from United Western.

During the first six months of 2011, interest expense equaled $79.4 million, compared to $102.2 million during the first six months of 2010, a 22.3 percent decrease. This decrease in expense resulted principally from lower rates during 2011. The rate on average interest-bearing liabilities equaled 1.05 percent during the first six months of 2011, a 31 basis point decrease from the first six months of 2010. Average interest-bearing liabilities increased $180.3 million or 1.2 percent from the first six months of 2010 to the first six months of 2011.

NET INTEREST INCOME

Net interest income totaled $207.4 million during the second quarter of 2011, an increase of $42.5 million or 25.8 percent from the second quarter of 2010. The taxable-equivalent net yield on interest-earning assets equaled 4.46 percent for the second quarter of 2011, up 92 basis points from the 3.54 percent recorded for the second quarter of 2010. Higher current year net interest income and net yield on interest-earning assets was attributable to accretion of discounts on acquired loans, favorable changes in deposit costs, and the positive impact of yields and rates on acquired loans and assumed deposits.

Net interest income for the second quarter of 2011 included $71.1 million of accretion income, of which, $43.7 related to various post-acquisition events including unscheduled payments. No such unscheduled accretion was recognized during the second quarter of 2010. Without the benefit of the accretion of the discount relating to unscheduled events, the second quarter taxable-equivalent loan yield would have been 125 basis points lower; the taxable-equivalent yield on interest-earning assets would have been 93 basis points lower, and the taxable-equivalent net yield on interest earning assets would have been 94 basis points lower. The taxable-equivalent net yield on interest-earnings assets during the second quarter of 2010 equaled 3.54 percent, 2 basis points higher than the second quarter of 2011 without the benefit of accretion relating to various post-acquisition events.

Net interest income for the six months ended June 30, 2011 included $122.8 million of accretion income, of which, $73.0 related to various post-acquisition events including unscheduled payments. No such unscheduled accretion was recognized during the six months ended June 30, 2010. Without the benefit of the accretion of the discount relating to unscheduled events, the second quarter taxable-equivalent loan yield would have been 105 basis points lower; the taxable-equivalent yield on interest-earning assets would have been 78 basis points lower, and the taxable-equivalent net yield on interest earning assets would have been 78 basis points lower. The taxable-equivalent net yield on interest-earning assets for the six-months ended June 30, 2011 equaled 3.54 percent, 9 basis points lower than the comparable period of 2011 without the benefit of accretion relating to various post-acquisition events.

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

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Three Months

Table 7

	2011			2010			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$14,028,109	$234,354	6.70%	$14,202,809	$203,183	5.74%	$(2,661)	$33,832	$31,171
Investment securities:
U. S. Treasury	1,441,381	2,352	0.65	2,205,576	7,214	1.33	(1,848)	(3,014)	(4,862)
Government agency	1,881,177	5,066	1.07	834,914	3,461	1.66	3,582	(1,977)	1,605
Residential mortgage-backed securities	329,749	2,104	2.56	180,889	1,873	4.15	1,244	(1,013)	231
Corporate bonds	458,408	2,119	1.85	486,998	2,198	1.81	(128)	49	(79)
State, county and municipal	1,279	19	5.96	1,421	24	6.77	(2)	(3)	(5)
Other	50,403	200	1.59	22,522	11	0.20	62	127	189

Total investment securities	4,162,397	11,860	1.14	3,732,320	14,781	1.22	2,910	(5,831)	(2,921)
Overnight investments	551,776	316	0.23	842,979	546	0.26	(178)	(52)	(230)

Total interest-earning assets	$18,742,282	$246,530	5.27%	$18,778,108	$218,510	4.60%	$71	$27,949	$28,020

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,912,548	$442	0.09%	$1,722,195	$491	0.11%	$45	$(94)	$(49)
Savings	818,814	266	0.13	720,297	357	0.20	42	(133)	(91)
Money market accounts	5,379,451	5,801	0.43	4,796,622	7,351	0.61	744	(2,294)	(1,550)
Time deposits	5,449,384	20,572	1.51	6,876,012	32,892	1.92	(6,060)	(6,260)	(12,320)

Total interest-bearing deposits	13,560,197	27,081	0.80	14,115,126	41,091	1.17	(5,229)	(8,781)	(14,010)
Short-term borrowings	661,233	1,482	0.90	561,741	640	0.46	170	672	842
Long-term obligations	797,375	9,666	4.85	921,859	10,842	4.70	(1,492)	316	(1,176)

Total interest-bearing liabilities	$15,018,805	$38,229	1.02%	$15,598,726	$52,573	1.35%	$(6,551)	$(7,793)	$(14,344)

Interest rate spread			4.25%			3.25%

Net interest income and net yield on interest-earning assets		$208,301	4.46%		$165,937	3.54%	$6,622	$35,742	$42,364

Loans and leases include loans covered under loss share agreements, loans not covered under loss share agreements, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $926 and $1,075 for 2011 and 2010, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Six Months

Table 8

	2011			2010			Increase (decrease) due to:
(thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
Assets
Loans and leases	$13,966,406	$466,408	6.73%	$13,953,897	$390,890	5.65%	$568	$74,950	$75,518
Investment securities:
U. S. Treasury	1,613,978	5,696	0.73	2,112,872	15,157	1.45	(2,742)	(6,719)	(9,461)
Government agency	1,917,360	10,322	1.03	608,616	5,255	1.72	9,151	(4,084)	5,067
Residential mortgage-backed securities	314,747	4,757	3.05	165,217	3,437	4.20	2,688	(1,368)	1,320
Corporate bonds	469,402	4,295	1.85	487,134	4,333	1.79	(170)	132	(38)
State, county and municipal	1,268	40	6.36	2,515	77	6.17	(39)	2	(37)
Other	47,425	459	1.95	21,781	82	0.76	173	204	377

Total investment securities	4,364,180	25,569	1.17	3,398,135	28,341	1.68	9,061	(11,833)	(2,772)
Overnight investments	573,328	705	0.25	751,233	1,019	0.27	(239)	(75)	(314)

Total interest-earning assets	$18,903,914	$492,682	5.25%	$18,103,265	$420,250	4.68%	$9,390	$63,042	$72,432

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,934,164	$900	0.09%	$1,695,703	$990	0.12%	$152	$(242)	$(90)
Savings	812,545	631	0.16	694,372	647	0.19	99	(115)	(16)
Money market accounts	5,440,234	11,840	0.44	4,694,187	14,656	0.63	1,969	(4,785)	(2,816)
Time deposits	5,642,623	43,530	1.56	6,524,643	62,914	1.94	(7,787)	(11,597)	(19,384)

Total interest-bearing deposits	13,829,566	56,901	0.83	13,608,905	79,207	1.17	(5,567)	(16,739)	(22,306)
Short-term borrowings	650,096	3,179	0.99	590,274	1,396	0.48	216	1,567	1,783
Long-term obligations	800,033	19,362	4.88	900,231	21,634	4.85	(2,418)	146	(2,272)

Total interest-bearing liabilities	$15,279,695	$79,442	1.05%	$15,099,410	$102,237	1.36%	$(7,769)	$(15,026)	$(22,795)

Interest rate spread			4.20%			3.32%

Net interest income and net yield on interest-earning assets		$413,240	4.41%		$318,013	3.54%	$17,159	$78,068	$95,227

Loans and leases include loans covered under loss share agreements, loans not covered under loss share agreements, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $1,878 and $2,115 for 2011 and 2010, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

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

During the first six months of 2011, noninterest income amounted to $197.7 million, compared to $304.6 million during the same period of 2010. The majority of the $106.8 million decrease during 2011 is due to $71.0 million in higher acquisition gains recognized in conjunction with FDIC-assisted transactions in 2010 when compared to 2011 as well as a $39.7 million reduction in income from adjustments to the FDIC receivable. Net losses of $24.1 million were recorded during 2011 resulting from adjustments to the FDIC receivable compared to $15.5 million of gains recorded in the second quarter of 2010. A net post-acquisition improvement in covered assets during 2011 triggered reductions in the FDIC receivable, which were recorded as a reduction to noninterest income. A net post-acquisition deterioration in covered assets during 2010 caused increases in the FDIC receivable, which were recorded as an increase to noninterest income.

Noninterest income for the second quarter of 2011 equaled $66.6 million compared to $92.6 million in the comparable period of 2010. This reduction of $26.0 million was primarily the result of a $26.7 million reduction in income from adjustments to the FDIC receivable.

Cardholder and merchant services generated $30.5 million of revenue during the second quarter of 2011, an increase of $2.0 million or 7.0 percent compared to the second quarter of 2010. This increase resulted from growth in merchant discount and interchange income from credit cards and Visa check cards. Interchange income derived from Visa check cards will decline beginning October 2011 due to mandated reductions in the allowable interchange rates pursuant provisions in the Dodd-Frank Act. The estimated fee reduction for the fourth quarter of 2011 amounts to approximately $3.0 million, with the impact for 2012 of approximately $13.0 million.

Income from service charges on deposit accounts has declined significantly due to January 2011 changes to the order in which transactions are posted to customer accounts as well as changes to Regulation E in August 2010 that allow financial institutions to only provide overdraft services to customers who explicitly elect to use those services. Service charges on deposit accounts equaled $15.8 million and $19.5 million for the second quarter of 2011 and 2010, respectively resulting in a $3.7 million decrease. Deposit service charges for the six month period ended June 30, 2011 have declined $6.8 million, or 17.7 percent, compared to the same period in 2010. Additional changes to how overdraft service charges are assessed will be implemented in the third quarter of 2011 including establishing a daily maximum overdraft charge and implementing transaction amounts beneath which overdraft charges would be not be assessed. The estimated annual fee reduction from these changes is $1.8 million.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities, and equipment and software costs related to branch offices and technology. These costs are generally driven by headcount and branch count.

Noninterest expense equaled $377.5 million for the first six months of 2011, a $22.8 million or 6.4 percent increase over the $354.7 million recorded during the same period of 2010. This increase was caused primarily by higher personnel costs, hardware and software maintenance, foreclosure and loan collection costs as well as external processing. The increases in personnel costs of $9.5 million resulted from the impact of merit increases and new positions to manage our technology infrastructure and the FDIC-assisted transactions as well as $1.8 million in executive retirement costs recorded during the first quarter of 2011. Increased credit card transaction volume and processing fees paid for institutional deposits acquired from United Western that were moved to other institutions in March 2011 resulted in an increase of $4.7 million.

Occupancy expense totaled $18.5 million in the second quarter of 2011 and $36.8 million for the six months ended June 30, 2011 compared to $18.5 million and $36.4 million for the corresponding periods of 2011. The increase for the six month period is attributable to increased costs in acquisition markets.

Noninterest expense increased $5.7 million in the second quarter of 2011 to $187.5 million compared to $181.8 million in the second quarter of 2010 as a result of increases in personnel costs, hardware and software expense and external processing expenses offset by a reduction in FDIC deposit insurance expense.

Salaries and wages increased $1.6 million or 2.2 percent from the second quarter of 2010 to the second quarter 2011 as a result of merit increases and increases in headcount. Employee benefits expense totaled $18.7 million for the second quarter of 2011 up $2.9 million or 18.1 percent from the second quarter of 2010 caused primarily an increase in pension cost due to changes in plan actuarial assumptions and increased 401(k) expense as a result of higher employee participation.

Equipment expense increased 5.5 percent in the second quarter 2011 when compared to the comparable period of 2010 caused primarily by higher hardware and software costs.

Other expenses for the second quarter of 2011 increased $4.7 million or 10.2 percent when compared to the same period of 2010. Collection expenses for loans arising from the FDIC-assisted transactions, the majority of which are reimbursable under the FDIC loss share agreements, increased $830,000 from the comparable three month period of 2010. Costs for card loyalty programs increased $1.6 million due to higher expenses for the debit card program. Cardholder and merchant processing costs increased $1.1 million from added transaction volumes.

FDIC deposit insurance expense decreased $4.1 million in the second quarter of 2011 when compared to the same period of 2010 due to the new formula adopted by the FDIC to calculate the assessment effective April 1, 2011. The new formula alters the assessment base from deposits to total assets less equity thereby placing a larger assessment burden on banks with large levels of non-deposit funding. Our assessment amount declined due primarily to our general lack of reliance on non-deposit funding.

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

Income tax expense amounted to $49.2 million during the six months ended June 30, 2011, compared to $81.8 million during the same period of 2010. The $32.6 million decrease in income tax expense was the direct result of significantly lower pre-tax earnings. The effective tax rates for these periods equaled 37.0 percent and 37.7 percent, respectively. The slightly lower effective tax rate for 2011 reflects the enhanced impact of various favorable permanent differences on the current year’s pre-tax income.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

We continually monitor the capital levels and ratios for BancShares and FCB to ensure that they comfortably exceed the minimum requirements imposed by their respective regulatory authorities and to ensure that FCB’s capital is appropriate given its growth projection and risk profile. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material effect on the financial statements. Table 9 provides information on capital adequacy for BancShares as of June 30, 2011, December 31, 2010 and June 30, 2010.

BancShares continues to exceed minimum capital standards and FCB remains well-capitalized.

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

The Dodd-Frank Act contains provisions that will eliminate our ability to include $265.0 million of trust preferred capital securities in tier 1 risk-based capital effective January 1, 2015. BancShares’ trust preferred capital securities that currently qualify as tier 1 capital will be phased out in equal increments of $88.3 million over a three- year term, beginning in 2013. Based on BancShares’ capital structure as of June 30, 2011, the impact of the reduction of $88.3 million would result in a tier 1 leverage capital ratio of 9.08 percent, a tier 1 risk-based capital ratio of 14.70 percent, and a total risk-based capital ratio of 16.59 percent. Elimination of the full $265 million of trust preferred capital securities from the June 30, 2011 capital structure would result in a proforma tier 1 leverage capital ratio of 8.25 percent, a tier 1 risk-based capital ratio of 13.35 percent, and a total risk-based capital ratio of 15.24 percent. BancShares and FCB would continue to remain well-capitalized under current regulatory guidelines.

Capital Adequacy	Table 9

	Actual		Minimum requirement		Well-capitalized requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)

June 30, 2011
Tier 1 risk-based capital	$2,006,394	15.38%	$521,889	4.00%	$782,834	6.00%
Total risk-based capital	2,253,087	17.27	1,043,779	8.00	1,304,723	10.00
Tier 1 leverage capital	2,006,394	9.50	633,609	3.00	1,056,015	5.00

December 31, 2010
Tier 1 risk-based capital	1,935,559	14.86	520,861	4.00	781,291	6.00
Total risk-based capital	2,206,890	16.95	1,041,722	8.00	1,302,152	10.00
Tier 1 leverage capital	1,935,559	9.18	390,646	3.00	651,076	5.00

June 30, 2010
Tier 1 risk-based capital	1,878,251	14.26	526,915	4.00	790,372	6.00
Total risk-based capital	2,151,196	16.33	1,053,830	8.00	1,317,287	10.00
Tier 1 leverage capital	1,878,251	8.90	633,379	3.00	1,055,631	5.00

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

We maintain a well-diversified loan and lease portfolio, and seek to avoid the risk associated with large concentrations within specific geographic areas or industries. The ongoing expansion of our branch network has allowed us to mitigate our historic exposure to geographic risk concentration within North Carolina and Virginia. Despite our focus on diversification, several characteristics of our loan and lease portfolio subject us to notable risk. These include our concentration of real estate loans, medical-related loans, and the existence of high loan-to-value loans.

We have historically carried a significant concentration of real estate secured loans. We mitigate that exposure through our underwriting policies that principally rely on adequate borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner-occupied. At June 30, 2011, loans secured by real estate not covered by loss share agreements totaled $8.69 billion or 75.4 percent of total noncovered loans and leases compared to $8.53 billion or 74.3 percent of noncovered loans and leases at December 31, 2010 and $8.52 billion or 73.3 percent at June 30, 2010.

Noncovered loans and leases to borrowers in medical, dental or related fields totaled $3.08 billion as of June 30, 2011, which represents 26.7 percent of loans and leases not covered by loss share agreements, compared to $3.02 billion or 26.3 percent of noncovered loans and leases at December 31, 2010 and $2.98 billion or 25.7 percent of noncovered loans and leases at June 30, 2010. Except for this single concentration, no other industry represented more than 10 percent of total noncovered loans and leases outstanding at June 30, 2011.

Nonperforming assets include nonaccrual loans and leases, other real estate owned (OREO) and restructured loans that are both covered and not covered by FDIC loss share agreements. At June 30, 2011, BancShares’ nonperforming assets amounted to $689.2 million or 4.9 percent of total loans and leases plus OREO, compared to $560.1 million or 4.1 percent at December 31, 2010 and $519.2 million or 3.7 percent at June 30, 2010.

Of the $689.2 million in nonperforming assets at June 30, 2011, $479.8 million is covered by FDIC loss share agreements that provide significant loss protection. Both the $129.1 million increase from December 31, 2010 and $170.1 million increase from June 30, 2010 are attributable to nonperforming assets arising from the FDIC-assisted transactions closed during the first quarters of 2010 and 2011 in addition to smaller increases in noncovered assets.

Nonperforming assets not covered by loss share agreements amounted to $209.4 million as of June 30, 2011, or 1.8 percent of noncovered loans and leases plus OREO compared to $196.7 million or 1.7 percent at December 31, 2010 and $156.6 million or 1.3 percent at June 30, 2010. The $52.8 million increase in noncovered nonperforming assets since June 30, 2010 was due to restructured loans and weak economic conditions causing higher levels of defaults.

Restructured loans on accrual status not covered by loss share agreements equaled $86.9 million at June 30, 2011, compared to $65.0 million at December 31, 2010 and $36.6 million at June 30, 2010. Total covered and noncovered restructured loans as of June 30, 2011 equaled $222.1 million, $148.8 million of which are accruing and $73.3 million of which are nonaccrual. Restructured loans result from modifications selectively provided to customers experiencing cash flow difficulties in an effort to assist them in remaining current on their debt obligations.

OREO not covered by loss share agreements totaled $49.0 million at June 30, 2010, compared to $52.8 million at December 31, 2010 and $46.8 million at June 30, 2010. A significant portion of the OREO not covered by loss share agreements relates to real estate exposures in the Atlanta, Georgia and southwest Florida markets arising from residential construction activities. Both markets have experienced significant over-development that has resulted in extremely weak sales of new residential units and significant declines in property values. Once acquired, OREO is periodically reviewed to ensure that the fair value of the property supports the carrying value, with write downs recorded when necessary.

At June 30, 2011, the allowance for loan and lease losses allocated to noncovered loans totaled $180.6 million or 1.57 percent of loans and leases not covered by loss share agreements, compared to $176.5 million or 1.54 percent at December 31, 2010 and $172.2 million or 1.48 percent at June 30, 2010. The increases in the allowance for noncovered loan and lease losses were due to deterioration in credit quality within noncovered commercial loans, revolving mortgage loans, and residential construction loans. High delinquency levels and charge-offs on revolving mortgage loans are projected to remain elevated due to weakened collateral positions particularly for loans secured by junior collateral positions. An additional allowance of $69.4 million relates to covered loans at June 30, 2011, established as a result of post-acquisition deterioration in credit quality for covered loans. The allowance for covered loans equaled $51.2 million at December 31, 2010 and $16.0 million at June 30, 2010.

Management considers the allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at June 30, 2011, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.

The provision for noncovered loan and lease losses recorded during the second quarter of 2011 equaled $12.8 million, compared to $10.5 million during the fourth quarter of 2010 and $15.3 million during the second quarter of 2010. Provision expense related to covered loans totaled $41.2 million and $16.6 million during the second quarter of 2011 and 2010 respectively due to post-acquisition deterioration of loans covered under loss share agreements. The increase from the second quarter of 2010 is due primarily to provisions recognized on the loans acquired in 2010. The impact of the higher provision for covered loan and lease losses resulting from post-acquisition deterioration triggered adjustments to the FDIC receivable which are offset by noninterest income.

Exclusive of losses related to covered loans, net charge-offs equaled $10.1 million during the second quarter of 2011, compared to $12.6 million during the second quarter of 2010. On an annualized basis, net charge-offs represented 0.35 percent of average noncovered loans and leases during the second quarter of 2011 compared to 0.43 percent during the second quarter of 2010. Reductions were noted among residential construction loans and non-commercial consumer loans. Net charge-offs on covered loans equaled $26.4 million in the second quarter of 2011 compared to $7.4 million recorded in the second quarter of 2010.

Table 10 provides details concerning the allowance for loan and lease losses during the past five quarters.

Allowance for Loan and Lease Loss Experience and Risk Elements	Table 10

	2011		2010			Six months ended June 30
(dollars in thousands; unaudited)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2011	2010

Allowance for loan and lease losses at beginning of period	$232,597	$227,765	$218,046	$188,169	$176,273	$227,765	$172,282
QSPEs and controlling financial interests effective January 1, 2010	—	—	—	—	—	—	681
Provision for loan and lease losses:
Covered by loss share agreements	41,196	32,557	24,411	42,597	16,554	73,753	19,864
Not covered by loss share agreements	12,781	11,862	10,480	17,276	15,272	24,643	28,892
Net charge-offs of loans and leases:	—
Charge-offs	(38,222)	(39,637)	(27,134)	(31,172)	(21,744)	(77,859)	(36,602)
Recoveries	1,698	50	1,962	1,176	1,814	1,748	3,052

Net charge-offs of loans and leases	(36,524)	(39,587)	(25,172)	(29,996)	(19,930)	(76,111)	(33,550)

Allowance for loan and lease losses at end of period	$250,050	$232,597	$227,765	$218,046	$188,169	$250,050	$188,169

Allowance for loan and lease losses allocated to loans and leases:
Covered by loss share agreements	$69,435	$54,629	$51,248	$43,028	$16,006	$69,435	$16,006
Not covered by loss share agreements	180,615	177,968	176,517	175,018	172,163	180,615	172,163

Allowance for loan and lease losses at end of period	$250,050	$232,597	$227,765	$218,046	$188,169	$250,050	$188,169

Detail of net charge-offs of loans and leases:
Covered by loss share agreements	$26,390	$29,176	$16,192	$15,575	$7,358	$55,566	$7,358
Not covered by loss share agreements	10,134	10,411	8,980	14,421	12,572	20,545	26,192

Total net charge-offs	$36,524	$39,587	$25,172	$29,996	$19,930	$76,111	$33,550

Reserve for unfunded commitments	$7,854	$7,512	$7,246	$7,623	$7,414	$7,854	$7,414
Average loans and leases:
Covered by loss share agreements	2,490,964	2,464,277	2,096,312	2,257,888	2,502,756	2,461,115	2,278,198
Not covered by loss share agreements	11,537,145	11,439,777	11,544,750	11,659,390	11,700,053	11,505,291	11,675,699
Loans and leases at period-end:
Covered by loss sharing agreements	2,399,738	2,628,409	2,007,452	2,222,660	2,367,090	2,399,738	2,367,090
Not covered by loss sharing agreements	11,528,854	11,425,312	11,480,577	11,545,309	11,622,494	11,528,854	11,622,494
Risk Elements
Nonaccrual loans and leases:
Covered by loss share agreements	267,333	$223,617	$194,315	$264,653	$218,007	267,333	$218,007
Not covered by loss share agreements	73,441	79,856	78,814	84,753	73,179	73,441	73,179
Other real estate:
Covered by loss share agreements	150,636	137,479	112,748	99,843	98,416	150,636	98,416
Not covered by loss share agreements	49,028	49,584	52,842	47,524	46,763	49,028	46,763
Troubled debt restructurings:
Covered by loss share agreements	61,880	44,603	56,398	65,417	46,155	61,880	46,155
Not covered by loss share agreements	86,929	77,376	64,995	53,374	36,644	86,929	36,644

Total nonperforming assets	$689,247	$612,515	$560,112	$615,564	$519,164	$689,247	$519,164

Nonperforming assets covered by loss share agreements	$479,849	$405,699	$363,461	$429,913	$362,578	$479,849	$362,578
Nonperforming assets not covered by loss share agreements	209,398	206,816	196,651	185,651	156,586	209,398	156,586

Total nonperforming assets	$689,247	$612,515	$560,112	$615,564	$519,164	689,247	$519,164

Ratios
Net charge-offs (annualized) to average loans and leases:
Covered by loss share agreements	4.25%	4.80%	3.13%	2.80%	1.19	4.55%	0.65%
Not covered by loss share agreements	0.35	0.37	0.31	0.49	0.43	0.36	0.45
Allowance for loan and lease losses to total loans and leases:
Covered by loss share agreements	2.89	2.08	2.55	1.94	0.68	2.89	0.68
Not covered by loss share agreements	1.57	1.56	1.54	1.52	1.48	1.57	1.48
Nonperforming assets to total loans and leases plus other real estate:
Covered by loss share agreements	18.81	14.67	17.14	18.51	14.71	18.81	14.71
Not covered by loss share agreements	1.81	1.80	1.71	1.60	1.34	1.81	1.34
Total	4.88	4.30	4.10	4.42	3.67	4.88	3.67

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

We assess our interest rate risk by simulating future amounts of net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Due to the existence of contractual floors, competitive pressures that constrain our ability to reduce interest rates, and the extremely low current level of interest rates, it is highly unlikely that the rates on most interest-earning assets and interest-bearing liabilities can decline from current levels. In our simulations, we do not calculate rate shocks, rate ramps or market value of equity for declining rate scenarios, and assume that the prime rate will not move below the June 30, 2011 rate of 3.25 percent. Our rate ramp simulations indicate that net interest income will increase by 8.1 percent to 15.7 percent depending upon the speed with which rates increase. Our projections do not incorporate assumptions of likely customer migration of short-term deposit instruments to long-term, higher rate instruments as rates rise. Such transfer would dampen the majority of the calculated favorable changes. We also utilize the market value of equity as a tool in measuring and managing interest rate risk. The market value of equity is estimated to remain roughly unchanged at 10.2 percent of assets with rates stable and when rates move up immediately by 200 basis points.

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our rate sensitivity and interest rate risk. However, during 2006, we entered into an interest rate swap to synthetically convert the variable rate on $115.0 million of junior subordinated debentures to a fixed rate of 7.125 percent for a period of five years. This swap matured on June 30, 2011. During 2009, we entered into a second interest rate swap covering the period from June 2011 to June 2016 at a fixed interest rate of 5.50 percent. Both of the interest rate swaps qualified as hedges under US GAAP.

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

Exclusive of deposits assumed in the FDIC-assisted transactions, deposits increased from the second quarter of 2010 to the second quarter of 2011 due to an improved domestic savings rate and a desire by customers to seek safety from uncertain investment instruments. While deposits have continued to grow despite falling interest rates, lower rates have caused a decline in treasury services balances.

We occasionally utilize borrowings from the Federal Home Loan Bank of Atlanta as an alternative source of liquidity, and to assist in matching the maturities of longer dated interest-earning assets. At June 30, 2011, we had sufficient collateral pledged to provide access to $1.50 billion of additional borrowings. Additionally, we maintain federal funds lines of credit and other borrowing facilities. At June 30, 2011, BancShares had contingent access to $400.0 million in unsecured borrowings through its various sources.

Once we have satisfied our loan demand and other funding needs, residual liquidity is held in cash or invested in overnight investments and investment securities available for sale. Net of amounts pledged for various purposes, the amount of such immediately available balance sheet liquidity approximated $1.78 billion at June 30, 2011 compared to $2.73 billion at December 31, 2010 and $2.71 billion at June 30, 2010. The significant decline in available balance sheet liquidity during 2011 resulted from a material run-off in institutional deposits assumed from United Western.

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

CURRENT ACCOUNTING AND REGULATORY ISSUES

In July, 2010, the FASB issued Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss (ASU 2010-20). In an effort to provide financial statement users with greater transparency about the allowance for loan and lease losses, ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in the portfolio and how risk is analyzed and assessed in determining the amount of the allowance. Changes in the allowance will also require disclosure. The end-of-period disclosures are effective for BancShares on December 31, 2010 with the exception of disclosures related to troubled debt restructurings that are effective for interim and annual periods beginning after June 15, 2011. The disclosures related to activity during a period are effective during 2011. The provisions of ASU 2010-20 have affected disclosures regarding the allowance for loan and lease losses, but will have no material impact on financial condition, results of operations or liquidity.

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

In response to the legislation, the formula used to calculate the FDIC insurance assessment paid by each FDIC-insured institution was significantly altered. The new formula was effective April 1, 2011 and changes the assessment base from deposits to total assets less equity, thereby placing a larger assessment burden on banks with large levels of non-deposit funding. The new assessment formula also considers the level of subprime and leveraged loans, risk factors that will potentially result in incremental insurance costs. This new reporting requirement will require BancShares to implement process and system changes to accurately identify and report these assets.

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

On June 29, 2011 the Board of Governors of the Federal Reserve System issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The issuance of this rule was required by the Dodd-Frank Act. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The Federal Reserve also approved an interim final rule that allows for an upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim final rule. The provisions of this rule will be effective on October 1, 2011 and it is expected to have a negative impact on BancShares noninterest income in periods following implementation.

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

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of June 30, 2011, BancShares’ market risk profile has not changed significantly from December 31, 2010. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

BancShares is constantly monitoring and improving internal controls over financial reporting but no change in BancShares’ internal control over financial reporting occurred during the second quarter of 2011 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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

Unfavorable economic conditions could adversely affect our business

Our business is highly affected by national, regional and local economic conditions. These conditions cannot be predicted or controlled, and may have a material impact on our operations and financial condition. Unfavorable economic developments including increases in unemployment rates, decreases in real estate values, rapid changes in interest rates, higher loan default and bankruptcy rates, and various other factors could weaken the national economy as well as the economies of specific communities that we serve. Weakness in our market areas, continuation or deepening of current weak economic conditions, or a prolonged recovery could depress our earnings and financial condition because borrowers may not be able to repay their loans, collateral values may fall, and loans that are currently performing may become impaired. Additionally, downgrades to the credit ratings of the issuers of securities held in our investment securities portfolio could result in a reduction of the fair value of our investments.

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

Our financial condition could be adversely affected by the soundness of other financial institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to numerous financial service providers, including banks, brokers and dealers in securities and other institutional clients. Transactions with other financial institutions expose us to credit risk in the event of default of the counterparty. In addition, our credit risk may be exacerbated when collateral we hold cannot be liquidated at a price sufficient to recover the full amount of the credit. These types of losses could materially and adversely affect our results of operations.

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

Operational risks continue to increase

Our ability to adequately conduct and grow our business is dependent on our ability to create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways including security and data breaches, employee fraud, customer fraud, and control lapses in bank operations and information technology. Our dependence on automated systems, including the automated systems used by other entities and third parties, to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. Failure to maintain an appropriate operational infrastructure can lead to loss of service to customers, legal actions, and noncompliance with various laws and regulations.

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

Deposit insurance premiums could increase further causing added pressure on our earnings

During 2009, due to a higher level of bank failures, the FDIC increased recurring deposit insurance premiums and imposed a special assessment on insured financial institutions. A new risk-based assessment formula was effective beginning April 1, 2011 that is subject to further revisions based on the balance in the Deposit Insurance Fund. This new formula is highly dependent on the risk rating determined by external regulators and the level of risk assets at each depository institution. Significant changes in these factors could result in a material increase in our insurance premiums.

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

Our access to capital is limited and could impact our future growth

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

The market price of our stock may be volatile

Although publicly traded, our common stock has substantially less liquidity than other large publicly traded financial services companies as well as other companies listed on the NASDAQ National Market System. A relatively small percentage of our common stock is actively traded with average daily volume during 2011 of approximately 10,600 shares. This low liquidity increases the price volatility of our stock which may make it difficult for our shareholders to sell or buy our common stock when they deem a transaction is warranted at a price that they believe is attractive.

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

The value of our goodwill may decline

As of June 30, 2011, we had $102.6 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, and the impairment test compares the estimated fair value of a reporting unit with its net book value. A significant decline in our expected future cash flows, a significant adverse change in the business climate, or a sustained decline in the price of our common stock may result in a write-off of impaired goodwill. Such write-off could have a significant impact on our results of operations, but would not impact our capital ratios as such ratios are calculated using tangible capital amounts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF COMMON STOCK

In January 2011 the Board of Directors of First Citizens BancShares, Inc. (BOD) authorized the purchase of up to 50,000 shares of Class B common stock during the period from the date of the resolution through December 31, 2011, to be made in one or more privately negotiated transactions. In June 2011, BancShares entered into an agreement to purchase 37,688 shares of Class B common stock from a shareholder. There are currently no additional pending purchases.

Further, the BOD approved a stock trading plan (“the Plan”) on July 8, 2011. The Plan provides for the repurchase of up to 100,000 shares of BancShares’ Class A common stock, and up to 25,000 shares of its Class B common stock from time to time through June 30, 2012.

The following table provides the shares of Class B common stock repurchased by BancShares during the three months ended June 30, 2011 as well as shares that may be purchased under publicly announced plans.

Period	Total number of shares purchases	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Repurchases from April 1, 2011 through April 30, 2011	—	$—	—	—
Repurchases from May 1, 2011 through May 31, 2011	—	—	—	—
Repurchases from June 1, 2011 through June 30, 2011	37,688	201.00	—	—

Total	37,688	$201.00	—	—

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2011	FIRST CITIZENS BANCSHARES, INC.
(Registrant)

	By:	/s/ KENNETH A. BLACK
Kenneth A. Black
Vice President, Treasurer and Chief Financial Officer