Form 10-Q
period 2011-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2011-11-09
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-16715
____________________________________________________
First Citizens BancShares, Inc.
(Exact name of Registrant as specified in its charter)
____________________________________________________

Delaware	56-1528994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4300 Six Forks Road, Raleigh, North Carolina	27609
(Address of principle executive offices)	(Zip code)
(919) 716-7000
(Registrant’s telephone number, including area code)
____________________________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Class A Common Stock—$1 Par Value—8,669,439 shares
Class B Common Stock—$1 Par Value—1,639,812 shares
(Number of shares outstanding, by class, as of September 30, 2011)

Part 1

Item 1.	Financial Statements (Unaudited)

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30* 2011	December 31# 2010	September 30* 2010
	(thousands, except share data)
Assets
Cash and due from banks	$539,337	$460,178	$493,786
Overnight investments	410,002	398,390	1,049,158
Investment securities available for sale	3,994,825	4,510,076	3,786,841
Investment securities held to maturity	1,943	2,532	2,645
Loans held for sale	78,178	88,933	79,853
Loans and leases:
Covered under loss share agreements	2,557,450	2,007,452	2,222,660
Not covered under loss share agreements	11,603,526	11,480,577	11,545,309
Less allowance for loan and lease losses	254,184	227,765	218,046
Net loans and leases	13,906,792	13,260,264	13,549,923
Premises and equipment	847,372	842,745	845,478
Other real estate owned:
Covered under loss share agreements	160,443	112,748	99,843
Not covered under loss share agreements	48,616	52,842	47,523
Income earned not collected	43,886	83,644	83,204
Receivable from FDIC for loss share agreements	607,907	623,261	651,844
Goodwill	102,625	102,625	102,625
Other intangible assets	8,081	9,897	11,373
Other assets	265,337	258,524	245,195
Total assets	$21,015,344	$20,806,659	$21,049,291
Liabilities
Deposits:
Noninterest-bearing	$4,274,945	$3,976,366	$3,859,389
Interest-bearing	13,388,330	13,658,900	13,883,639
Total deposits	17,663,275	17,635,266	17,743,028
Short-term borrowings	600,384	546,597	652,716
Long-term obligations	744,839	809,949	819,145
Other liabilities	134,916	81,885	116,198
Total liabilities	19,143,414	19,073,697	19,331,087
Shareholders’ Equity
Common stock:
Class A - $1 par value (8,669,439 shares issued and outstanding at September 30, 2011 8,756,778 shares issued and outstanding at December 31, 2010 and September 30, 2010)	8,669	8,757	8,757
Class B - $1 par value (1,639,812 shares issued and outstanding at September 30, 2011, 1,677,675 shares issued and outstanding at December 31, 2010 and September 30, 2010)	1,640	1,678	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,750,382	1,615,290	1,588,336
Accumulated other comprehensive loss	(32,527)	(36,529)	(24,333)
Total shareholders’ equity	1,871,930	1,732,962	1,718,204
Total liabilities and shareholders’ equity	$21,015,344	$20,806,659	$21,049,291

* Unaudited
# Derived from 2010 Annual Report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(thousands, except share and per share data, unaudited)
Interest income
Loans and leases	$240,493	$264,819	$705,677	$654,434
Investment securities:
U. S. Treasury	1,707	5,774	7,176	20,120
Government agency	5,162	3,632	15,072	8,887
Residential mortgage-backed securities	2,366	1,544	7,123	4,981
Corporate bonds	1,971	2,196	6,266	6,529
State, county and municipal	108	14	133	62
Other	21	77	480	159
Total investment securities interest and dividend income	11,335	13,237	36,250	40,738
Overnight investments	351	572	1,056	1,591
Total interest income	252,179	278,628	742,983	696,763
Interest expense
Deposits	24,825	37,087	81,726	116,294
Short-term borrowings	1,470	742	4,649	2,138
Long-term obligations	8,697	10,859	28,059	32,493
Total interest expense	34,992	48,688	114,434	150,925
Net interest income	217,187	229,940	628,549	545,838
Provision for loan and lease losses	44,628	59,873	143,024	108,629
Net interest income after provision for loan and lease losses	172,559	170,067	485,525	437,209
Noninterest income
Gain on acquisitions	87,788	—	151,262	136,000
Cardholder and merchant services	30,801	27,982	88,124	80,276
Service charges on deposit accounts	16,389	18,063	47,957	56,403
Wealth management services	14,011	12,826	41,418	38,782
Fees from processing services	7,883	7,485	22,724	21,934
Securities gains (losses)	254	940	(291)	1,885
Other service charges and fees	6,256	4,734	18,173	14,492
Mortgage income	3,994	3,013	8,839	6,347
Insurance commissions	2,196	1,980	7,010	6,580
ATM income	1,453	1,730	4,413	5,084
Adjustments for FDIC receivable for loss share agreements	(18,893)	(29,532)	(43,019)	(14,005)
Other	11,612	748	13,363	762
Total noninterest income	163,744	49,969	359,973	354,540
Noninterest expense
Salaries and wages	77,877	74,727	229,805	221,362
Employee benefits	17,153	14,455	55,510	48,605
Occupancy expense	18,538	18,353	55,338	54,706
Equipment expense	17,478	17,251	52,384	49,670
FDIC insurance expense	2,768	5,842	13,494	17,338
Foreclosure-related expenses	14,558	(1,271)	23,793	6,804
Other	55,460	47,494	151,018	133,092
Total noninterest expense	203,832	176,851	581,342	531,577
Income before income taxes	132,471	43,185	264,156	260,172
Income taxes	50,536	15,439	99,161	97,213
Net income	$81,935	$27,746	$164,995	$162,959
Average shares outstanding	10,363,964	10,434,453	10,406,833	10,434,453
Net income per share	$7.91	$2.66	$15.85	$15.62
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands, except share data, unaudited)
Balance at December 31, 2009	$8,757	$1,678	$143,766	$1,429,863	$(24,949)	$1,559,115
Adjustment resulting from adoption of a change in accounting for QSPEs and controlling financial interests effective January 1, 2010	—	—	—	4,904	—	4,904
Comprehensive income:
Net income	—	—	—	162,959	—	162,959
Change in unrealized securities gains arising during period, net of $1,988 deferred tax	—	—	—	—	5,567	5,567
Less reclassification adjustment for gains included in net income, net of $900 deferred tax benefit	—	—	—	—	(1,398)	(1,398)
Change in pension liability, net of $1,178 tax benefit	—	—	—	—	1,830	1,830
Change in unrecognized loss on cash flow hedges, net of $3,153 deferred tax benefit	—	—	—	—	(5,383)	(5,383)
Total comprehensive income						163,575
Cash dividends	—	—	—	(9,390)	—	(9,390)
Balance at September 30, 2010	$8,757	$1,678	$143,766	$1,588,336	$(24,333)	$1,718,204
Balance at December 31, 2010	$8,757	$1,678	$143,766	$1,615,290	$(36,529)	$1,732,962
Comprehensive income:
Net income	—	—	—	164,995	—	164,995
Change in unrealized securities gains arising during period, net of $2,104 deferred tax	—	—	—	—	3,240	3,240
Reclassification adjustment for losses included in net income, net of $93 deferred tax	—	—	—	—	198	198
Change in pension liability, net of $1,936 deferred tax	—	—	—	—	3,008	3,008
Change in unrecognized loss on cash flow hedges, net of $1,595 deferred tax benefit	—	—	—	—	(2,444)	(2,444)
Total comprehensive income						168,997
Repurchase of 87,339 shares of Class A common stock	(88)			(12,975)		(13,063)
Repurchase of 37,863 shares of Class B common stock	—	(38)	—	(7,564)	—	(7,602)
Cash dividends	—	—	—	(9,364)	—	(9,364)
Balance at September 30, 2011	$8,669	$1,640	$143,766	$1,750,382	$(32,527)	$1,871,930
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the nine months ended
	September 30,
	2011	2010
	(thousands, unaudited)
OPERATING ACTIVITIES
Net income	$164,995	$162,959
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of intangibles	3,337	4,727
Provision for loan and lease losses	143,024	108,629
Deferred tax (benefit) expense	(36,243)	(82,228)
Change in current taxes payable	52,970	2,260
Depreciation	48,883	46,565
Change in accrued interest payable	(14,851)	(4,348)
Change in income earned not collected	46,753	(14,860)
Gain on acquisitions	(151,262)	(136,000)
Securities losses (gains)	291	(1,885)
Origination of loans held for sale	(333,860)	(420,346)
Proceeds from sale of loans	350,855	413,958
Gain on sale of loans	(6,240)	(6,084)
Loss on sale of other real estate	4,410	1,005
Net amortization (accretion) of premiums and discounts	(129,652)	(25,868)
FDIC receivable for loss share agreements	313,375	62,789
Net change in other assets	123,791	67,944
Net change in other liabilities	696	41,399
Net cash provided by operating activities	581,272	220,616
INVESTING ACTIVITIES
Net change in loans outstanding	311,591	526,380
Purchases of investment securities available for sale	(2,260,736)	(2,536,499)
Proceeds from maturities of investment securities held to maturity	588	956
Proceeds from maturities of investment securities available for sale	2,848,385	1,686,400
Proceeds from sales of investment securities available for sale	242,023	38,384
Net change in overnight investments	(11,612)	(325,898)
Proceeds from sale of other real estate	57,083	(54,961)
Additions to premises and equipment	(53,510)	75,738
Net cash received from acquisitions	1,148,907	106,489
Net cash provided (used) by investing activities	2,282,719	(483,011)
FINANCING ACTIVITIES
Net change in time deposits	(1,517,600)	(323,859)
Net change in demand and other interest-bearing deposits	(665,750)	1,021,589
Net change in short-term borrowings	(298,278)	(481,098)
Repayment of long-term obligations	(273,175)	—
Origination of long-term obligations	—	68,697
Repurchase of common stock	(20,665)	—
Cash dividends paid	(9,364)	(9,390)
Net cash provided (used) by financing activities	(2,784,832)	275,939
Change in cash and due from banks	79,159	13,544
Cash and due from banks at beginning of period	460,178	480,242
Cash and due from banks at end of period	$539,337	$493,786
CASH PAYMENTS FOR:
Interest	$129,285	$155,273
Income taxes	45,825	126,964
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized securities gains	$5,635	$5,529
Unrealized gain (loss) on cash flow hedge	4,039	(8,896)
Prepaid pension benefit		—
Change in pension liability	4,944	3,008
Transfers of loans to other real estate	122,471	55,559
Acquisitions:
Assets acquired	2,935,309	2,291,659
Liabilities assumed	2,784,047	2,155,861
Net assets acquired	151,262	135,798

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
During 2011, 2010 and 2009, BancShares’ wholly-owned subsidiary, First-Citizens Bank & Trust Company (FCB), acquired assets and assumed liabilities of six entities as noted below (collectively referred to as “the Acquisitions”) with the assistance of the Federal Deposit Insurance Corporation (FDIC), which had been appointed Receiver of each entity by its respective state banking authority.

Name of entity	Headquarters location	Date of transaction
Colorado Capital Bank (CCB)	Castle Rock, Colorado	July 8, 2011
United Western Bank (United Western)	Denver, Colorado	January 21, 2011
Sun American Bank (SAB)	Boca Raton, Florida	March 5, 2010
First Regional Bank (First Regional)	Los Angeles, California	January 29, 2010
Venture Bank (VB)	Lacey, Washington	September 11, 2009
Temecula Valley Bank (TVB)	Temecula, California	July 17, 2009
The acquired assets and assumed liabilities were recorded at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the Acquisitions. Management judgmentally assigned risk ratings to loans based on credit quality, appraisals and estimated collateral values, estimated expected cash flows, and applied appropriate liquidity and coupon discounts to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. FCB also recorded identifiable intangible assets representing the estimated values of the assumed core deposits and other customer relationships. Management used quoted or current market prices to determine the fair value of investment securities. Fair values of deposits, short-term borrowings and long-term obligations are based on current market interest rates and are inclusive of any applicable prepayment penalties.

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
Acquired loans are recorded at fair value at the date of acquisition. The fair values are recorded net of a nonaccretable difference and, if appropriate, an accretable yield. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference, which is included as a reduction to the carrying amount of acquired loans. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation regarding the amount and timing of such cash flows. Initial cash flow estimates are updated prospectively, and subsequent decreases to expected cash flows will generally result in recognition of an allowance by a charge to provision for loan and lease losses. Subsequent increases in expected cash flows result in either a reversal of the provision for loan and lease losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on the accretable yield.
BancShares did not initially estimate the timing of cash flows for loans acquired in the TVB or VB transactions at the dates of the acquisitions. Accordingly, the cost recovery method was being applied to these loans unless new information on cash flow estimates obtained in the later periods indicated subsequent improvement that would lead to the reclassification of nonaccretable difference to accretable yield. During the third quarter of 2011, estimates of the timing and amount of cash flows at TVB resulted in $50.9 million previously classified as nonaccretable difference being reclassified to accretable yield that is being accreted prospectively.
Cash flow analyses were performed on loans acquired from First Regional, SAB, and United Western on an individual loan basis in order to determine the cash flows expected to be collected. Loans from all transactions prior to CCB that were determined to be impaired at acquisition date are accruing interest under the accretion method and are thus, not reported as nonaccrual. Loans not determined to be impaired at acquisition date are monitored after acquisition and classified as nonaccrual if we are no longer able to reasonably estimate the timing and amount of cash flows expected to be collected. BancShares is accounting all acquired loans from TVB, VB, First Regional and SAB, and all non-mortgage loans acquired from United Western on a loan level.
Cash flow analyses were performed at the loan pool level for all loans acquired in the CCB transaction and mortgage loans acquired in the United Western transaction and thus, the determination of accretable yield and nonaccretable difference is made at the pool level. Each loan pool is made up of loans with similar characteristics at the date of acquisition including loan type, collateral type and performance status. Further, all loan pools that have accretable yield to be recognized in interest income are classified as accruing regardless of the status of individual loans within the pool. If it is determined that the expected cash flows from a pool of loans has decreased since acquisition, an allowance for loan losses is established.
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
The FDIC receivable has been reviewed and updated prospectively as loss estimates related to covered loans and other real estate owned change, and as reimbursements are received or expected to be received from the FDIC. Post-acquisition adjustments to the FDIC receivable are charged or credited to noninterest income. Adjustments to the FDIC receivable resulting from changes in estimated cash flows are based on the reimbursement provision of the applicable loss share agreement with the FDIC. The loss share agreements establish reimbursement rates for losses incurred within certain ranges. In some loss share agreements, if aggregate loss estimates increase and extend into a different range of losses, the reimbursement rates for losses within the higher range will be at a higher rate. In other loss share agreements, higher loss estimates trigger a reduction in the reimbursement rates for losses incurred within the higher range. Changes in loss estimates may also affect the estimated payment to the FDIC for loss share agreements that include a clawback provision.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is tested at least annually for impairment. BancShares performs its annual impairment test as of July 31 each year. For 2011, the results of the first step of the goodwill impairment test provided no indication of potential impairment of BancShares' goodwill. Goodwill will continue to be monitored for triggering events that may indicate impairment prior to the next scheduled annual impairment test.
Recently Adopted Accounting Policies and Other Regulatory Issues
In July 2010, the FASB issued Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss (ASU 2010-20). In an effort to provide financial statement users with greater transparency about the allowance for loan and lease losses, ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in the portfolio, how risk is analyzed and assessed in determining the amount of the allowance, and descriptions of any changes in the allowance calculation. The end-of-period disclosures were effective for BancShares on December 31, 2010 with the exception of disclosures related to troubled debt restructurings which became effective for interim and annual periods beginning after June 15, 2011. The disclosures related to activity during a period are effective during 2011. The provisions of ASU 2010-20 have affected disclosures regarding the allowance for loan and lease losses, but have had no impact on financial condition, results of operations or liquidity.

In April, 2011, the FASB issued A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02), which amends Subtopic 310-40 to clarify existing guidance related to a creditor’s evaluation of whether a restructuring of debt is considered a TDR. The amendments add clarification in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties. The updated guidance and related disclosure requirements are effective for financial statements issued for the first interim or annual period beginning on or after June 15, 2011, and should be applied retroactively to the beginning of the annual period of adoption. The provisions of ASU 2011-02 did not result in the identification of any additional troubled debt restructurings and have had no impact on BancShares' financial condition, results of operations or liquidity.

In June, 2011, the FASB issued Comprehensive Income: Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 allows financial statement issuers to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity, which is the presentation method currently utilized by BancShares. The provisions of ASU 2011-05, which will be applied retrospectively for interim periods beginning after December 15, 2011, will affect BancShares' disclosure format, but will not have an impact on BancShares' financial condition, results of operations or liquidity.
In September, 2011, the FASB issued Intangibles - Goodwill and Other Intangible Assets: Testing Goodwill for Impairment (ASU 2011-08), which allows an entity the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that is it more likely than not that the fair value of a reporting unit is less than its carrying amount. Under ASU 2011-08, if, after that assessment is made, an entity determines that it is more likely than not that the carrying value of goodwill is not impaired, then the two-step impairment test is not required. However, if the entity concludes otherwise, the two-step impairment test would be required. The provisions of ASU 2011-08 are effective for interim and annual periods beginning after December 15, 2011, although early adoption is allowed. Adoption of ASU 2011-08 will have no material impact on BancShares' financial condition, results of operations or liquidity.

Note B
Federally Assisted Transactions
On January 21, 2011, FCB entered into an agreement with the FDIC, as Receiver, to purchase substantially all the assets and assume the majority of the liabilities of United Western at a discount of $213,000 with no deposit premium. United Western operated in Denver, Colorado, with eight branch locations in Boulder, Centennial, Cherry Creek, downtown Denver, Hampden at Interstate 25, Fort Collins, Longmont and Loveland. The Purchase and Assumption Agreement with the FDIC includes loss share agreements on the covered loans and other real estate purchased by FCB which provides protection against losses to FCB.
The loans and OREO purchased in the United Western transaction are covered by two loss share agreements between the FDIC and FCB (one for single family residential mortgage (SFR) loans and the other for all other loans and OREO excluding consumer loans). Under the loss share agreement for single family residential mortgage loans (SFRs), the FDIC will cover 80 percent of covered loan losses up to $32,489; 0 percent from $32,489 up to $57,653 and 80 percent of losses in excess of $57,653. The loss share agreement for all other non-consumer loans and OREO will cover 80 percent of covered loan and OREO losses up to $111,517; 30 percent of losses from $111,517 to $227,032; and 80 percent of losses in excess of $227,032. Consumer loans are not covered under the FDIC loss share agreements.
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
The loss share agreements include a true-up payment in the event FCB’s losses do not reach the Total Intrinsic Loss Estimate of $294,000. On March 17, 2021, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of the following calculation: A-(B+C+D), where (A) equals 20 percent of the Total Intrinsic Loss Estimate, or $58,800; (B) equals 20 percent of the Net Loss Amount; (C) equals 25 percent of the asset (discount) bid, or ($52,898); and (D) equals 3.5 percent of total Shared Loss Assets at Bank Closing, or $37,936. Current loss estimates suggest that a true-up payment of $11,827 will be paid to the FDIC during 2021.
The FDIC-assisted acquisition of United Western was accounted for under the acquisition method of accounting. The statement of net assets acquired, adjustments to the acquisition date fair values made in the second and third quarters and the resulting acquisition gain is presented in the following table. As indicated in the explanatory notes that accompany the following table, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at their respective acquisition date estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. During this one year period, the cause of any change in cash flow estimates is considered to determine whether the change results from circumstances that existed as of the acquisition date or if the change results from an event that occurred after the acquisition. Adjustments to the estimated fair values made in the second and third quarters reduced the gain by $2,034 and were based on additional information regarding the acquisition date fair values, which included updated appraisals on properties that either secure an acquired loan or are in OREO. The FDIC also repurchased 18 loans that were included in the original acquisition but which FCB had requested be excluded from the portfolio of acquired loans due to cross collateralization with other loans retained by the FDIC.
First quarter 2011 noninterest income includes an acquisition gain of $63,474 that resulted from the United Western FDIC-assisted acquisition. The gain resulted from the difference between the estimated fair value of acquired assets and assumed liabilities. During the second and third quarter of 2011, adjustments were made to the gain based on additional information regarding the acquisition date fair values. These second and third quarter adjustments were made retroactive to the first quarter of 2011, resulting in the adjusted gain of $63,474. FCB recorded a deferred tax liability for the gain of $24,856 resulting from differences between the financial statement and tax bases of assets acquired and liabilities assumed in this transaction. To the extent there are additional adjustments to the acquisition date fair values for up to one year following the acquisition, there will be additional adjustments to the gain.

	January 21, 2011
	As recorded by United Western	Fair value adjustments at date of acquisition		Subsequent acquisition-date adjustments		As recorded by FCB
Assets
Cash and due from banks	$420,902	$—		$—		$420,902
Investment securities available for sale	281,862	—		—		281,862
Loans covered by loss share agreements (1)	1,034,074	(278,913)	a	4,190	i	759,351
Other real estate owned covered by loss share agreements	37,812	(10,252)	b	(1,469)	i	26,091
Income earned not collected	5,275	—		—		5,275
Receivable from FDIC for loss share agreements	—	140,285	c	(2,832)	i	137,453
FHLB stock	22,783	—		—		22,783
Mortgage servicing rights	4,925	(1,489)	d	—		3,436
Core deposit intangible	—	537	e	—		537
Other assets	15,421	109	f	(991)	i	14,539
Total assets acquired	$1,823,054	$(149,723)		$(1,102)		$1,672,229
Liabilities
Deposits:
Noninterest-bearing	$101,875	$—		$—		$101,875
Interest-bearing	1,502,983	—		—		1,502,983
Total deposits	1,604,858	—		—		1,604,858
Short-term borrowings	336,853	—		—		336,853
Long-term obligations	206,838	789	g	—		207,627
Deferred tax liability	1,351	(565)	h	—		786
Other liabilities	11,772	—		—		11,772
Total liabilities assumed	2,161,672	224		—		2,161,896
Excess (shortfall) of assets acquired over liabilities assumed	$(338,618)
Aggregate fair value adjustments		$(149,947)		$(1,102)
Cash received from the FDIC (2)						$553,141
Gain on acquisition of United Western						$63,474

(1)	Excludes $11,998 in loans repurchased by FDIC during the second quarter of 2011

(2)	Cash received includes cash received from loans repurchased by the FDIC during the second quarter of 2011
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
e - Adjustment reflects the estimated fair value of intangible assets, which includes core deposit intangibles.
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

On July 8, 2011, FCB entered into an agreement with the FDIC to purchase substantially all the assets and assume the majority of the liabilities of CCB of Castle Rock, Colorado at a discount of $154,900, with no deposit premium.

CCB operated in Castle Rock, Colorado, and in six branch locations in Boulder, Castle Pines, Cherry Creek, Colorado Springs, Edwards, and Parker. The Purchase and Assumption Agreement with the FDIC includes loss share agreements on the loans and OREO purchased by FCB which provide protection against losses to FCB.

The loans and OREO purchased in the CCB transaction are covered by two loss share agreements between the FDIC and FCB (one for SFR loans and the other for all other loans and OREO excluding consumer loans and CD secured loans), which afford FCB significant loss protection. Under the loss share agreements, the FDIC will cover 80 percent of combined covered losses up to $230,991; 0 percent from $230,991 up to $285,947; and 80 percent of losses in excess of $285,947.
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
The loss share agreements include a true-up payment in the event FCB’s losses do not reach the Total Intrinsic Loss Estimate of $285,708. On August 22, 2021, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of the following calculation: A-(B+C+D), where (A) equals 20 percent of the Total Intrinsic Loss Estimate, or $57,142; (B) equals 20 percent of the Net Loss Amount; (C) equals 25 percent of the asset (discount) bid, or ($38,725); and (D) equals 3.5 percent of total Shared Loss Assets at Bank Closing, or $19,295. Current loss estimates suggest that a true-up payment of $16,349 will be paid to the FDIC during 2021.
The FDIC-assisted acquisition of CCB was accounted for under the acquisition method of accounting. The statement of net assets acquired, fair value adjustments and the resulting acquisition gain is presented in the following table. As indicated in the explanatory notes that accompany the following table, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at their respective acquisition date estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. During this one year period, the cause of any change in cash flow estimates is considered to determine whether the change results from circumstances that existed as of the acquisition date or if the change results from an event that occurred after the acquisition.
Third quarter 2011 noninterest income includes an acquisition gain of $87,788 that resulted from the CCB FDIC-assisted acquisition. The gain resulted from the difference between the estimated fair value of acquired assets and assumed liabilities. FCB recorded a deferred tax liability for the gain of $34,377 resulting from differences between the financial statement and tax bases of assets acquired and liabilities assumed in this transaction. To the extent there are additional adjustments to the acquisition date fair values for up to one year following the acquisition, there will be adjustments to the gain.

	July 8, 2011
	As recorded by CCB	Fair value adjustments at date of acquisition		As recorded by FCB
Assets
Cash and due from banks	$74,736	$—		$74,736
Investment securities available for sale	40,187	—		40,187
Loans covered by loss share agreements	538,369	(216,207)	a	322,162
Other real estate owned covered by loss share agreements	14,853	(7,699)	b	7,154
Income earned not collected	1,720	—		1,720
Receivable from FDIC for loss share agreements	—	157,600	c	157,600
Core deposit intangible	—	984	d	984
Other assets	3,296	—		3,296
Total assets acquired	$673,161	$(65,322)		$607,839
Liabilities
Deposits:
Noninterest-bearing	$35,862	$—		$35,862
Interest-bearing	571,251	(612)	e	570,639
Total deposits	607,113	(612)		606,501
Short-term borrowings	15,008	204	f	15,212
Other liabilities	438	—		438
Total liabilities assumed	622,559	(408)		622,151
Excess (shortfall) of assets acquired over liabilities assumed	$50,602
Aggregate fair value adjustments		$(64,914)
Cash received from the FDIC				$102,100
Gain on acquisition of CCB				$87,788
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
e - Adjustment reflects the fair value of deposits assumed based on FCB's evaluation of the term deposits assumed.
f - Adjustment reflects the amount of the prepayment penalty assessed on early payoff of long-term obligations.

Results of operations for United Western and CCB prior to their respective acquisition dates are not included in the income statement.
Due to the significant amount of fair value adjustments, the resulting accretion of those fair value adjustments and the protection resulting from the FDIC loss share agreements, historical results of United Western and CCB are not relevant to BancShares’ results of operations. Therefore, no pro forma information is presented.

Note C
Investments
The aggregate values of investment securities at September 30, 2011, December 31, 2010, and September 30, 2010 along with unrealized gains and losses determined on an individual security basis are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
September 30, 2011
U. S. Treasury	$986,507	$1,427	$—	$987,934
Government agency	2,261,000	2,344	2,435	2,260,909
Corporate bonds	401,048	3,595	—	404,643
Residential mortgage-backed securities	315,474	8,916	198	324,192
Equity securities	939	15,165	—	16,104
State, county and municipal	1,027	16	—	1,043
Total investment securities available for sale	$3,965,995	$31,463	$2,633	$3,994,825
December 31, 2010
U. S. Treasury	$1,935,666	$4,041	$307	$1,939,400
Government agency	1,930,469	361	10,844	1,919,986
Corporate bonds	479,160	7,498	—	486,658
Residential mortgage-backed securities	139,291	4,522	268	143,545
Equity securities	1,055	18,176	—	19,231
State, county and municipal	1,240	20	4	1,256
Total investment securities available for sale	$4,486,881	$34,618	$11,423	$4,510,076
September 30, 2010
U. S. Treasury	$1,991,676	$7,259	$—	$1,998,935
Government agency	1,120,476	1,840	—	1,122,316
Corporate bonds	479,935	9,254	—	489,189
Residential mortgage-backed securities	151,355	4,891	110	156,136
Equity securities	1,132	17,865	—	18,997
State, county and municipal	1,241	27	—	1,268
Total investment securities available for sale	$3,745,815	$41,136	$110	$3,786,841
Investment securities held to maturity
September 30, 2011
Residential mortgage-backed securities	$1,943	$191	$26	$2,108
December 31, 2010
Residential mortgage-backed securities	$2,532	$235	$26	$2,741
September 30, 2010
Residential mortgage-backed securities	$2,645	$245	$26	$2,864

Investments in residential mortgage-backed securities primarily represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation.
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

	September 30, 2011		December 31, 2010		September 30, 2010
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Maturing in:
One year or less	$3,398,267	$3,401,530	$3,441,185	$3,436,818	$2,559,784	$2,567,076
One through five years	289,046	291,064	916,101	921,536	1,044,757	1,056,170
Five through 10 years	106,329	106,901	1,683	1,710	1,815	1,841
Over 10 years	171,414	179,226	126,857	130,781	138,327	142,757
Equity securities	939	16,104	1,055	19,231	1,132	18,997
Total investment securities available for sale	$3,965,995	$3,994,825	$4,486,881	$4,510,076	$3,745,815	$3,786,841
Investment securities held to maturity
Maturing in:
One through five years	$13	$12	$—	$—	$—	$—
Five through 10 years	1,816	1,940	2,404	2,570	2,512	2,689
Over 10 years	114	156	128	171	133	175
Total investment securities held to maturity	$1,943	$2,108	$2,532	$2,741	$2,645	$2,864
For each period presented, securities gains (losses) include the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Gross gains on sales of investment securities available for sale	$375	$1,167	$531	$3,803
Gross losses on sales of investment securities available for sale	(95)	(1)	(796)	(1,506)
Other that temporary impairment loss on equity securities	(26)	(226)	(26)	(412)
Total securities gains (losses)	$254	$940	$(291)	$1,885

The following table provides information regarding securities with unrealized losses as of September 30, 2011 and September 30, 2010:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
Investment securities available for sale:
Government agency	$1,051,017	$2,435	$—	$—	$1,051,017	$2,435
Residential mortgage-backed securities	25,390	148	1,675	50	27,065	198
State, county and municipal	—	—	425	—	425	—
Total	$1,076,407	$2,583	$2,100	$50	$1,078,507	$2,633
Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$22	$26	$22	$26
September 30, 2010
Investment securities available for sale:
Residential mortgage-backed securities	10,364	88	535	22	10,899	110
Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$27	$26	$27	$26
Investment securities with an aggregate fair value of $2,122 have had continuous unrealized losses for more than twelve months as of September 30, 2011 with an aggregate unrealized loss of $76. These 19 investments include residential mortgage-backed and state, county and municipal securities. None of the unrealized losses identified as of September 30, 2011 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Investment securities having an aggregate carrying value of $2,563,412 at September 30, 2011, $2,096,850 at December 31, 2010 and $2,015,500 at September 30, 2010 were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

Note D
Loans and Leases
Loans and leases outstanding include the following as of the dates indicated:

	September 30, 2011	December 31, 2010	September 30, 2010
Covered loans	$2,557,450	$2,007,452	$2,222,660
Noncovered loans and leases:
Commercial:
Construction and land development	416,719	338,929	433,954
Commercial mortgage	4,996,036	4,737,862	4,696,183
Other commercial real estate	144,538	149,710	155,509
Commercial and industrial	1,797,581	1,869,490	1,774,340
Lease financing	304,039	301,289	294,825
Other	158,782	182,015	185,232
Total commercial loans	7,817,695	7,579,295	7,540,043
Non-commercial:
Residential mortgage	816,738	878,792	917,415
Revolving mortgage	2,302,482	2,233,853	2,209,149
Construction and land development	139,185	192,954	112,116
Consumer	527,426	595,683	766,586
Total non-commercial loans	3,785,831	3,901,282	4,005,266
Total noncovered loans and leases	11,603,526	11,480,577	11,545,309
Total loans and leases	$14,160,976	$13,488,029	$13,767,969

	September 30, 2011			December 31, 2010			September 30, 2010
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
Covered loans:
Commercial:
Construction and land development	$172,309	$233,349	$405,658	$102,988	$265,432	$368,420	$136,736	$312,063	$448,799
Commercial mortgage	125,379	1,184,704	1,310,083	120,240	968,824	1,089,064	132,049	999,134	1,131,183
Other commercial real estate	40,514	118,493	159,007	34,704	175,957	210,661	43,023	177,001	220,024
Commercial and industrial	30,611	106,642	137,253	9,087	123,390	132,477	14,400	168,505	182,905
Lease financing	—	162	162	—	—	—	—	—	—
Other	—	1,473	1,473	—	1,510	1,510	147	4,534	4,681
Total commercial loans	368,813	1,644,823	2,013,636	267,019	1,535,113	1,802,132	326,355	1,661,237	1,987,592
Non-commercial:
Residential mortgage	45,384	335,021	380,405	11,026	63,469	74,495	36,933	45,836	82,769
Revolving mortgage	9,939	29,770	39,709	8,400	9,466	17,866	114	23,025	23,139
Construction and land development	74,414	40,712	115,126	44,260	61,545	105,805	37,228	84,964	122,192
Consumer	1,155	7,419	8,574	—	7,154	7,154	116	6,852	6,968
Total non-commercial loans	130,892	412,922	543,814	63,686	141,634	205,320	74,391	160,677	235,068
Total covered loans	$499,705	$2,057,745	$2,557,450	$330,705	$1,676,747	$2,007,452	$400,746	$1,821,914	$2,222,660

At September 30, 2011, $2,346,113 in noncovered loans were pledged to secure debt obligations, compared to $3,744,067 at December 31, 2010 and $3,697,003 at September 30, 2010.

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
Commercial loans and leases
Each commercial loan or lease is centrally underwritten based primarily upon the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. A complete understanding of the borrower’s businesses including the experience and background of the principals is obtained prior to approval. To the extent that the loan or lease is secured by collateral, which is true for the majority of commercial loans and leases, the likely value of the collateral and what level of strength the collateral brings to the transaction is evaluated. To the extent that the principals or other parties provide personal guarantees, the relative financial strength and liquidity of each guarantor is assessed. Common risks to each class of commercial loans include general economic conditions within the markets BancShares serves, as well as risks that are specific to each transaction including demand for products and services, personal events such as disability or change in marital status, and reductions in the value of collateral. Due to the concentration of loans in the medical, dental, and related fields, BancShares is susceptible to risks that legislative and governmental actions will fundamentally alter the economic structure of the medical care industry in the United States.
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
The credit quality indicators for commercial loans and leases and all covered loans and leases are developed through review of individual borrowers on an ongoing basis. Each borrower is evaluated at least annually with more frequent evaluation of more severely criticized loans or leases. The indicators represent the rating for loans or leases as of the date presented based on the most recent assessment performed. These credit quality indicators are defined as follows:
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
Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of noncovered, ungraded loans at September 30, 2011 relate to business credit cards and tobacco buyout loans. Tobacco buyout loans with an outstanding balance of $62,373 at September 30, 2011 are secured by assignments of receivables made pursuant to the Fair and Equitable Tobacco Reform Act of 2004. The credit risk associated with these loans is considered low as the payments that began in 2005 and continue through 2014 are to be made by the Commodity Credit Corporation which is part of the United States Department of Agriculture.
The credit quality indicators for noncovered, non-commercial loans are based on the delinquency status of the borrower. As the borrower becomes more delinquent, the likelihood of loss increases.

The composition of the loans and leases outstanding at September 30, 2011 and December 31, 2010 by credit quality indicator is provided below:

	Commercial noncovered loans and leases
Grade:	Construction and Land Development	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Other	Total Commercial Loans Not Covered by Loss Share
September 30, 2011
Pass	$371,906	$4,632,698	$130,591	$1,585,106	$296,420	$157,742	$7,174,463
Special mention	18,431	232,537	8,672	38,844	4,765	1,020	304,269
Substandard	26,249	123,968	4,629	27,700	2,854	—	185,400
Doubtful	133	4,307	401	270	—	—	5,111
Ungraded	—	2,526	245	145,661	—	20	148,452
Total	$416,719	$4,996,036	$144,538	$1,797,581	$304,039	$158,782	$7,817,695
December 31, 2010
Pass	$285,988	$4,390,634	$137,570	$1,633,775	$291,476	$181,044	$6,920,487
Special mention	20,957	229,581	6,531	42,639	6,888	846	307,442
Substandard	29,714	108,239	5,103	24,686	2,496	90	170,328
Doubtful	2,270	7,928	401	748	414	—	11,761
Ungraded	—	1,480	105	167,642	15	35	169,277
Total	$338,929	$4,737,862	$149,710	$1,869,490	$301,289	$182,015	$7,579,295

	Non-commercial noncovered loans and leases
	Residential Mortgage	Revolving Mortgage	Construction and Land Development	Consumer	Total Non- commercial Noncovered Loans
September 30, 2011
Current	$795,578	$2,291,490	$134,467	$522,155	$3,743,690
31-60 days past due	2,303	3,987	4,204	2,369	12,863
61-90 days past due	3,022	924	—	1,361	5,307
Over 90 days past due	15,835	6,081	514	1,541	23,971
Total	$816,738	$2,302,482	$139,185	$527,426	$3,785,831
December 31, 2010
Current	$840,328	$2,226,427	$187,918	579,227	$3,833,900
31-60 days past due	13,051	3,682	1,445	12,798	30,976
61-90 days past due	4,762	1,424	548	2,611	9,345
Over 90 days past due	20,651	2,320	3,043	1,047	27,061
Total	$878,792	$2,233,853	$192,954	$595,683	$3,901,282

	Covered loans
Grade:	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Residential Mortgage	Revolving Mortgage	Construction and Land Development Non-commercial	Consumer and Other	Total Covered Loans
September 30, 2011
Pass	$43,851	$486,673	$48,460	$46,898	$162	$226,160	$15,547	$7,791	$4,147	$879,689
Special mention	97,960	342,876	24,951	34,894	—	25,686	316	23,955	577	551,215
Substandard	134,126	395,806	55,083	31,213	—	68,289	6,930	60,957	797	753,201
Doubtful	125,766	81,984	30,513	24,248	—	11,129	1,690	22,422	1,122	298,874
Ungraded	3,955	2,744	—	—	—	49,141	15,226	1	3,404	74,471
Total	$405,658	$1,310,083	$159,007	$137,253	$162	$380,405	$39,709	$115,126	$10,047	$2,557,450
December 31, 2010
Pass	$98,449	$430,526	$77,162	$46,450	$—	$39,492	$5,051	$—	$6,296	$703,426
Special mention	90,203	261,273	40,756	36,566	—	17,041	3,630	3,549	1,231	454,249
Substandard	79,631	326,036	65,896	41,936	—	11,609	3,462	67,594	691	596,855
Doubtful	100,137	71,175	26,847	7,525	—	6,353	1,837	34,662	438	248,974
Ungraded	—	54	—	—	—	—	3,886	—	8	3,948
Total	$368,420	$1,089,064	$210,661	$132,477	$—	$74,495	$17,866	$105,805	$8,664	$2,007,452

The aging of the outstanding loans and leases, by class, at September 30, 2011 and December 31, 2010 (excluding loans impaired at acquisition date) is provided in the table below. The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal have not been paid. Loans and leases 30 days or less past due are considered current due to certain grace periods that allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans and Leases
September 30, 2011
Noncovered loans and leases:
Construction and land development - commercial	$1,506	$131	$2,089	$3,726	$412,993	$416,719
Commercial mortgage	13,381	3,765	16,838	33,984	4,962,052	4,996,036
Other commercial real estate	93	—	965	1,058	143,480	144,538
Commercial and industrial	1,417	1,092	1,548	4,057	1,793,524	1,797,581
Lease financing	879	180	96	1,155	302,884	304,039
Other	18	—	—	18	158,764	158,782
Residential mortgage	2,303	3,022	15,835	21,160	795,578	816,738
Revolving mortgage	3,987	924	6,081	10,992	2,291,490	2,302,482
Construction and land development - non-commercial	4,204	—	514	4,718	134,467	139,185
Consumer	2,369	1,361	1,541	5,271	522,155	527,426
Total noncovered loans and leases	30,157	10,475	45,507	86,139	11,517,387	11,603,526
Covered loans:
Construction and land development - commercial	9,248	7,246	33,566	50,060	183,289	233,349
Commercial mortgage	23,027	20,511	81,292	124,830	1,059,874	1,184,704
Other commercial real estate	4,891	—	6,360	11,251	107,242	118,493
Commercial and industrial	3,145	1,687	5,138	9,970	96,672	106,642
Lease financing	—	—	—	—	162	162
Residential mortgage	3,598	1,937	26,301	31,836	303,185	335,021
Revolving mortgage	404	—	—	404	29,366	29,770
Construction and land development - non-commercial	—	814	13,781	14,595	26,117	40,712
Consumer and other	245	154	1,139	1,538	7,354	8,892
Total covered loans	44,558	32,349	167,577	244,484	1,813,261	2,057,745
Total loans and leases	$74,715	$42,824	$213,084	$330,623	$13,330,648	$13,661,271
December 31, 2010
Noncovered loans and leases:
Construction and land development - commercial	$3,047	$6,092	$4,208	$13,347	$325,582	$338,929
Commercial mortgage	22,913	7,521	20,425	50,859	4,687,003	4,737,862
Other commercial real estate	35	290	621	946	148,764	149,710
Commercial and industrial	4,434	1,473	3,744	9,651	1,859,839	1,869,490
Lease financing	2,266	141	630	3,037	298,252	301,289
Other	40	75	—	115	181,900	182,015
Residential mortgage	13,051	4,762	20,651	38,464	840,328	878,792
Revolving mortgage	3,682	1,424	2,320	7,426	2,226,427	2,233,853
Construction and land development - non-commercial	1,445	548	3,043	5,036	187,918	192,954
Consumer	12,798	2,611	1,047	16,456	579,227	595,683
Total noncovered loans and leases	63,711	24,937	56,689	145,337	11,335,240	11,480,577
Covered loans:
Construction and land development - commercial	64,372	8,985	73,997	147,354	118,078	265,432
Commercial mortgage	43,570	20,308	88,525	152,403	816,421	968,824
Other commercial real estate	15,008	2,477	20,453	37,938	138,019	175,957
Commercial and industrial	9,267	5,899	28,780	43,946	79,444	123,390
Lease financing	—	—	—	—	—	—
Residential mortgage	4,459	1,352	3,979	9,790	53,679	63,469
Revolving mortgage	382	—	337	719	8,747	9,466
Construction and land development - non-commercial	7,701	—	36,412	44,113	17,432	61,545
Consumer and other	430	1,649	978	3,057	5,607	8,664
Total covered loans	145,189	40,670	253,461	439,320	1,237,427	1,676,747
Total loans and leases	$208,900	$65,607	$310,150	$584,657	$12,572,667	$13,157,324

The recorded investment, by class, in loans and leases on nonaccrual status and loans and leases greater than 90 days past due and still accruing at September 30, 2011 and December 31, 2010 (excluding loans and leases impaired as acquisition date) is as follows:

	September 30, 2011		December 31, 2010
	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Noncovered loans and leases:
Construction and land development - commercial	$18,569	$418	$26,796	$68
Commercial mortgage	25,993	2,390	32,723	4,347
Commercial and industrial	1,792	380	3,320	1,850
Lease financing	83	17	806	298
Other commercial real estate	1,217	—	777	80
Construction and land development - non-commercial	—	514	1,330	1,122
Residential mortgage	11,949	6,604	13,062	6,640
Revolving mortgage	—	6,066	—	2,301
Consumer	—	1,498	—	1,795
Total noncovered loans and leases	$59,603	$17,887	$78,814	$18,501
Covered loans and leases:
Construction and land development - commercial	$54,101	$15,163	$20,609	$55,503
Commercial mortgage	158,345	13,379	75,633	37,819
Other commercial real estate	27,468	5,522	7,299	15,068
Commercial and industrial	8,467	212	8,488	22,829
Residential mortgage	29,308	5,604	3,594	2,010
Revolving mortgage	—	—	403	190
Construction and land development - non-commercial	13,239	542	43,836	7,460
Consumer and other	961	860	162	824
Total covered loans and leases	$291,889	$41,282	$160,024	$141,703
Total loans and leases	$351,492	$59,169	$238,838	$160,204
Acquired Loans
When the fair values of covered loans were established, certain loans were identified as impaired. The following table provides changes in the carrying value of acquired loans during the nine months ended September 30, 2011 and 2010:

	2011		2010
	Impaired at acquisition date	All other acquired loans	Impaired as acquisition date	All other acquired loans
Balance, January 1	$330,705	$1,676,747	$75,368	$1,097,652
Fair value of acquired loans covered by loss share agreements	303,713	777,800	412,627	1,138,513
Reductions for repayments, foreclosures and decreases in fair value	(134,713)	(396,802)	(87,249)	(414,251)
Balance, September 30	$499,705	$2,057,745	$400,746	$1,821,914
Outstanding principal balance at September 30	$1,943,770	$2,705,324	$742,010	$2,535,003

The timing and amounts of cash flow analyses were prepared at the acquisition dates for all acquired loans deemed impaired at acquisition except loans acquired in the VB and TVB transactions where the timing of cash flows was not estimated and those analyses are used to determine the amount of accretable yield recognized on those loans. Subsequent changes in cash flow estimates result in changes to the amount of accretable yield to be recognized. BancShares did not initially estimate the timing of cash flows for loans acquired in the TVB or VB transactions at the dates of the acquisitions and, therefore, the cost recovery method was being applied to these loans unless cash flow estimates in the later periods indicated subsequent improvement that would lead to the recognition of accretable yield.
The following table documents changes to the amount of accretable yield for the first nine months of 2011 and 2010. For acquired loans, improved cash flow estimates and receipt of unscheduled loan payments result in the reclassification of nonaccretable yield to accretable yield.

	2011	2010
Balance, January 1	$164,586	$—
Additions	79,526	63,908
Accretion	(192,556)	(100,299)
Reclassifications from nonaccretable difference	128,535	157,097
Disposals	—	(1,070)
Balance, September 30	$180,091	$119,636
For loans acquired in the United Western and CCB transactions, the contractually required payments including principal and interest, expected cash flows to be collected and fair values as of the acquisition date were as follows:

	Impaired at Acquisition Date	All Other Acquired Loans
Contractually required payments	$746,461	$944,898
Cash flows expected to be collected	384,098	805,811
Fair value at acquisition date	303,713	777,800
The recorded fair values of loans acquired in the United Western and CCB transactions as of their respective acquisition dates by loan class were as follows:

	United Western	CCB
	January 21, 2011	July 8, 2011
Commercial:
Construction and land development	$52,889	$113,519
Commercial mortgage	304,769	31,370
Other commercial real estate	8,434	4,931
Commercial and industrial	75,523	39,213
Lease financing	316
Total commercial loans	441,931	189,033
Non-commercial:
Residential mortgage	260,389	64,742
Revolving mortgage	12,073	29,332
Construction and land development	39,827	33,461
Consumer	5,131	5,594
Total non-commercial loans	317,420	133,129
Total covered loans acquired	$759,351	$322,162

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
Noncovered Loans
2011
Allowance for loan and lease losses:
Three months ended September 30, 2011
Balance at July 1	$9,692	$67,123	$2,268	$24,918	$3,358	$1,351	$7,404	$22,020	$1,324	$27,079	$14,078	$180,615
Charge-offs	(6,213)	(1,184)	—	(1,010)	(77)	(6)	(1,624)	(3,686)	(358)	(2,901)	—	(17,059)
Recoveries	74	211	6	236	52	1	44	184	12	447	—	1,267
Provision	1,613	1,807	(113)	(70)	(78)	(63)	3,186	7,099	448	714	(232)	14,311
Balance at September 30	$5,166	$67,957	$2,161	$24,074	$3,255	$1,283	$9,010	$25,617	$1,426	$25,339	$13,846	$179,134
Nine months ended September 30, 2011
Balance at January 1	$10,512	$64,772	$2,200	$24,089	$3,384	$1,473	$7,009	$18,016	$1,751	$29,448	$13,863	$176,517
Charge-offs	(6,977)	(3,810)	—	(4,659)	(341)	(43)	(4,026)	(10,454)	(1,432)	(9,417)	—	(41,159)
Recoveries	153	914	17	826	100	2	835	530	173	1,272	—	4,822
Provision	1,478	6,081	(56)	3,818	112	(149)	5,192	17,525	934	4,036	(17)	38,954
Balance at September 30	$5,166	$67,957	$2,161	$24,074	$3,255	$1,283	$9,010	$25,617	$1,426	$25,339	$13,846	$179,134
ALLL for loans and leases individually evaluated for impairment	$310	$4,641	$43	$433	$25	$—	$1,025	$—	$92	$45	$—	$6,614
ALLL for loans and leases collectively evaluated for impairment	4,856	63,316	2,118	23,641	3,230	1,283	7,985	25,617	1,334	25,294	—	158,674
Non-specific ALLL	—	—	—	—	—	—	—	—	—	—	13,846	13,846
Total allowance for loan and lease losses	$5,166	$67,957	$2,161	$24,074	$3,255	$1,283	$9,010	$25,617	$1,426	$25,339	$13,846	$179,134
Loans and leases:
Loans and leases individually evaluated for impairment	$22,001	$66,588	$580	$14,222	$339	$—	$12,033	$—	$2,844	$992	$—	$119,599
Loans and leases collectively evaluated for impairment	394,718	4,929,448	143,958	1,783,359	303,700	158,782	804,705	2,302,482	136,341	526,434	—	11,483,927
Total loan and leases	$416,719	$4,996,036	$144,538	$1,797,581	$304,039	$158,782	$816,738	$2,302,482	$139,185	$527,426	$—	$11,603,526
December 31, 2010
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$5,883	$4,601	$67	$598	$58	$7	$384	$—	$13	$9	$—	$11,620
ALLL for loans and leases collectively evaluated for impairment	4,629	60,171	2,133	23,491	3,326	1,466	6,625	18,016	1,738	29,439	—	151,034
Non-specific ALLL	—	—	—	—	—	—	—	—	—	—	13,863	13,863
Total allowance for loan and lease losses	$10,512	$64,772	$2,200	$24,089	$3,384	$1,473	$7,009	$18,016	$1,751	$29,448	$13,863	$176,517
Loans and leases:
Loans and leases individually evaluated for impairment	$28,327	$57,952	$964	$12,989	$693	$76	$6,162	$—	$514	$102	$—	$107,779
Loans and leases collectively evaluated for impairment	310,602	4,679,910	148,746	1,856,501	300,596	181,939	872,630	2,233,853	192,440	595,581	—	11,372,798
Total loan and leases	$338,929	$4,737,862	$149,710	$1,869,490	$301,289	$182,015	$878,792	$2,233,853	$192,954	$595,683	—	$11,480,577

	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Residential Mortgage	Revolving Mortgage	Construction and Land Development - Non-commercial	Consumer and Other	Total
Covered Loans
2011
Allowance for loan and lease losses:
Three months ended September 30, 2011
Balance at July 1	$24,234	$22,093	$12,841	$1,872	$—	$3,653	$10	$4,720	$12	$69,435
Charge-offs	(10,759)	(8,728)	(2,686)	(624)	—	(1,409)	—	(1,034)	(15)	(25,255)
Recoveries	57	60	386	—	—	50	—	—		553
Provision	3,500	16,607	1,879	5,687	1	1,878	122	584	59	30,317
Balance at September 30	$17,032	$30,032	$12,420	$6,935	$1	$4,172	$132	$4,270	$56	$75,050
Nine months ended September 30, 2011
Balance at January 1	$20,654	$13,199	$4,148	$6,828	$—	$113	$676	$5,607	$23	$51,248
Charge-offs	(20,711)	(32,735)	(14,160)	(3,067)	—	(4,143)	—	(6,078)	(89)	(80,983)
Recoveries	57	75	477	12	—	94	—	—	—	715
Provision	17,032	49,493	21,955	3,162	1	8,108	(544)	4,741	122	104,070
Balance at September 30	$17,032	$30,032	$12,420	$6,935	$1	$4,172	$132	$4,270	$56	$75,050
ALLL for loans and leases individually evaluated for impairment	$4,146	$11,989	$748	$2,247	$—	$1,438	$—	$597	$—	$21,165
ALLL for loans and leases collectively evaluated for impairment	2,148	7,245	1,313	804	1	1,641	132	230	56	13,570
ALLL for loans and leases acquired with deteriorated credit quality	10,738	10,798	10,359	3,884	—	1,093	—	3,443	—	40,315
Total allowance for loan and lease losses	$17,032	$30,032	$12,420	$6,935	$1	$4,172	$132	$4,270	$56	$75,050
Loans and leases:
Loans and leases individually evaluated for impairment	$81,558	$174,709	$28,535	$5,360	$—	$17,921	$—	$11,606	$—	$319,689
Loans and leases collectively evaluated for impairment	151,791	1,009,995	89,958	101,282	162	317,100	29,770	29,106	8,892	1,738,056
Loans and leases acquired with deteriorated credit quality	172,309	125,379	40,514	30,611	—	45,384	9,939	74,414	1,155	499,705
Total loan and leases	$405,658	$1,310,083	$159,007	$137,253	$162	$380,405	$39,709	$115,126	$10,047	$2,557,450
December 31, 2010
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$5,085	$7,331	$151	$170	$—	$6	$—	$221	$—	$12,964
ALLL for loans and leases collectively evaluated for impairment	701	2,613	549	363	—	107	31	154	23	4,541
ALLL for loans and leases acquired with deteriorated credit quality	14,868	3,255	3,448	6,295	—	—	645	5,232	—	33,743
Total allowance for loan and lease losses	$20,654	$13,199	$4,148	$6,828	$—	$113	$676	$5,607	$23	$51,248
Loans and leases:
Loans and leases individually evaluated for impairment	$59,763	$84,841	$9,330	$8,330	$—	$4,743	$—	$42,957	$—	$209,964
Loans and leases collectively evaluated for impairment	205,669	883,983	166,627	115,060	—	58,726	9,466	18,588	8,664	1,466,783
Loans and leases acquired with deteriorated credit quality	102,988	120,240	34,704	9,087	—	11,026	8,400	44,260	—	330,705
Total loan and leases	$368,420	$1,089,064	$210,661	$132,477	$—	$74,495	$17,866	$105,805	$8,664	$2,007,452

The following table provides information on noncovered impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, including interest income recognized in the period during which the loans and leases were considered impaired.

	With a recorded allowance	With no recorded allowance	Total	Related allowance recorded
September 30, 2011
Impaired noncovered loans and leases
Construction and land development - commercial	$4,897	$17,104	$22,001	$310
Commercial mortgage	59,491	7,097	66,588	4,641
Other commercial real estate	580	—	580	43
Commercial and industrial	7,099	7,123	14,222	433
Lease financing	339	—	339	25
Other	—	—	—	—
Residential mortgage	12,033	—	12,033	1,025
Construction and land development - non-commercial	2,844	—	2,844	92
Consumer	992	—	992	45
Total impaired noncovered loans and leases	$88,275	$31,324	$119,599	$6,614
December 31, 2010
Impaired noncovered loans and leases
Construction and land development - commercial	$28,327	$—	$28,327	$5,883
Commercial mortgage	52,658	5,294	57,952	4,601
Other commercial real estate	964	—	964	67
Commercial and industrial	11,624	1,365	12,989	598
Lease financing	693	—	693	58
Other	76	—	76	7
Residential mortgage	6,162	—	6,162	384
Construction and land development - non-commercial	514	—	514	13
Consumer	102	—	102	9
Total impaired noncovered loans and leases	$101,120	$6,659	$107,779	$11,620
September 30, 2010
Total impaired noncovered loans and leases	$50,620	$7,348	$57,968	$9,648

	Average Balance	Unpaid Principal Balance	Interest Income Recognized
Three months ended September 30, 2011
Noncovered impaired loans and leases:
Construction and land development - commercial	$24,311	$27,162	$5
Commercial mortgage	68,436	66,906	297
Other commercial real estate	1,175	580	—
Commercial and industrial	14,142	14,222	149
Lease financing	478	339	3
Other	—	—	—
Residential mortgage	11,567	12,033	100
Construction and land development - non-commercial	2,703	2,844	38
Consumer	993	992	2
Total noncovered impaired loans and leases	$123,805	$125,078	$594
Nine months ended September 30, 2011
Noncovered impaired loans and leases:
Construction and land development - commercial	$27,151	$27,162	$109
Commercial mortgage	66,110	66,906	1,375
Other commercial real estate	1,065	580	25
Commercial and industrial	12,741	14,222	372
Lease financing	653	339	15
Other	38	—	—
Residential mortgage	9,121	12,033	276
Construction and land development - non-commercial	1,608	2,844	83
Consumer	547	992	12
Total noncovered impaired loans and leases	$119,034	$125,078	$2,267
Year ended December 31, 2010
Noncovered impaired loans and leases:
Construction and land development - commercial	$19,235	$28,610	$736
Commercial mortgage	25,451	59,760	2,548
Other commercial real estate	353	964	42
Commercial and industrial	3,420	11,624	663
Lease financing	281	693	37
Other	31	76	5
Residential mortgage	2,314	6,162	212
Construction and land development - non-commercial	182	514	56
Consumer	39	102	9
Total noncovered impaired loans and leases	$51,306	$108,505	$4,308

Troubled Debt Restructurings

The following table provides the types of troubled debt restructurings made for the three and nine month periods ended September 30, 2011 as well as the loans restructured during those periods that have experienced payment default subsequent to restructuring.

	Three months ended September 30, 2011				Nine months ended September 30, 2011
	All Restructurings		Restructurings with payment default		All Restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Noncovered loans
Interest only period provided
Construction and land development - commercial	1	$268	—	$—	4	$1,160	1	$662
Commercial mortgage	7	3,428	—	—	32	15,005	3	1,111
Commercial and industrial	2	742	—	—	5	1,507	—	—
Lease financing	—	—	—	—	1	69	—	—
Residential mortgage	1	1,256	—	—	6	3,068	—	—
Construction and land development - non-commercial	1	331	—	—	1	331	—	—
Consumer	—	—	—	—	1	900	—	—
Total interest only	12	6,025	—	—	50	22,040	4	1,773

Loan term extension
Construction and land development - commercial	—	—	—	—	4	1,428	—	—
Commercial mortgage	24	7,810	2	375	47	19,071	4	778
Other commercial real estate	1	54			2	200	—	—
Commercial and industrial	9	745	2	63	22	9,509	2	63
Lease financing	1	7	—	—	6	270	—	—
Residential mortgage	2	215	—	—	4	775	1	523
Construction and land development - non-commercial	—	—	—	—	1	395	—	—
Consumer	—	—	—	—	1	92	—	—
Total loan term extension	37	8,831	4	438	87	31,740	7	1,364

Below market interest rate
Construction and land development - commercial	1	234	—	—	5	1,490	—	—
Commercial mortgage	7	3,929	—	—	18	7,566	3	555
Other commercial real estate	—	—	—	—	1	380	1	380
Commercial and industrial	1	66	—	—	4	508	1	29
Residential mortgage	3	556	—	—	11	2,528	—	—
Construction and land development - non-commercial	—	—	—	—	1	2,001	—	—
Total below market interest rate	12	4,785	—	—	40	14,473	5	964

Other concession
Commercial mortgage	—	—	—	—	2	788	1	191
Commercial and industrial	—	—	—	—	2	38	1	14
Total other concession	—	—	—	—	4	826	2	205
Total noncovered restructurings	61	$19,641	4	$438	181	$69,079	18	$4,306

	Three months ended September 30, 2011				Nine months ended September 30, 2011
	All Restructurings		Restructurings with payment default		All Restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Covered loans
Interest only period provided
Construction and land development - commercial	—	$—	—	$—	3	$6,055	1	$5,390
Commercial mortgage	1	132	—	—	4	8,307	—	—
Residential mortgage	1	4,247	—	—	2	5,335	—	—
Total interest only	2	4,379	—	—	9	19,697	1	5,390

Loan term extension
Construction and land development - commercial	4	2,615	1	347	7	3,276	1	347
Commercial mortgage	3	1,039	—	—	6	3,774	—	—
Other commercial real estate	—	—	—	—	4	7,853	—	—
Commercial and industrial	3	329	—	—	3	329	—	—
Residential mortgage	—	—	—	—	4	1,152	—	—
Construction and land development - non-commercial	—	—	—	—	1	2,719	1	2,719
Total loan term extension	10	3,983	1	347	25	19,103	2	3,066

Below market interest rate
Construction and land development - commercial	7	8,613	—	—	16	23,628	1	1,148
Commercial mortgage	5	6,170	—	—	14	43,182	—	—
Other commercial real estate	1	702	—	—	1	702	—	—
Commercial and industrial	6	2,744	1	815	8	3,268	1	815
Residential mortgage	4	1,088	—	—	15	3,300	3	928
Construction and land development - non-commercial	2	8,856	—	—	2	8,856	—	—
Total below market interest rate	25	28,173	1	815	56	82,936	5	2,891

Other concession
Residential mortgage	—	—	—	—	1	240	—	—
Total other concession	—	—	—	—	1	240	—	—
Total covered restructurings	37	$36,535	2	$1,162	91	$121,976	8	$11,347

For the three and nine month periods ended September 30, 2011, the recorded investment in troubled debt restructurings prior to modification was not materially impacted by the modification. While we utilize many modification tools, forgiveness of principal is not a restructuring option frequently used by BancShares.

Total troubled debt restructurings at September 30, 2011 equaled $277,699, of which, $159,429 were covered and $118,270 were noncovered.

The majority of troubled debt restructurings are included in the special mention, substandard, or doubtful grading categories which results in more elevated loss expectations when determining the expected cash flows that are used to determine the allowance for loan losses associated with these loans. When a restructured loan subsequently defaults, it is evaluated and downgraded if appropriate. The more severely graded the loans, the lower the estimated expected cash flows and the greater the allowance recorded. Further, troubled debt restructurings over $1,000 and on nonaccrual status are evaluated individually for impairment through review of collateral values.

Note F
Receivable from FDIC for Loss Share Agreements
The following table provides changes in the receivable from the FDIC for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Balance at beginning of period	$522,507	$692,242	$623,261	$249,842
Additional receivable from acquisitions	159,753	(10,866)	295,053	468,429
Accretion of discounts and premiums, net	1,554	1,252	2,968	3,638
Receipt of payments from FDIC	(27,872)	—	(239,800)	(52,422)
Post-acquisition and other adjustments, net	(48,035)	(30,784)	(73,575)	(17,643)
Balance at September 30	$607,907	$651,844	$607,907	$651,844
The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value. The fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages.
   Post-acquisition adjustments represent the net change in loss estimates related to covered loans and OREO as a result of changes in expected cash flows and the allowance for loan and lease losses related to covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan and lease losses had been recorded previously. Other adjustments include those resulting from unexpected recoveries of amounts previously charged off. Adjustments related to acquisition date fair values, made within one year after the closing date of the respective acquisition, are reflected in the acquisition gain.

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
Estimated fair values for certain financial assets and financial liabilities are provided in the following table:

	September 30, 2011		December 31, 2010		September 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$539,337	$539,337	$460,178	$460,178	$493,786	$493,786
Overnight investments	410,002	410,002	398,390	398,390	1,049,158	1,049,158
Investment securities available for sale	3,994,825	3,994,825	4,510,076	4,510,076	3,786,841	3,786,841
Investment securities held to maturity	1,943	2,108	2,532	2,741	2,645	2,864
Loans held for sale	78,178	78,178	88,933	88,933	79,853	79,853
Loans covered by loss share agreements, net of allowance for loan and lease losses	2,482,400	2,469,613	1,956,205	1,946,423	2,178,821	2,150,909
Loans and leases not covered by loss share agreements, net of allowance for loan and lease losses	11,424,392	11,329,623	11,304,059	10,995,653	11,371,102	10,995,807
Receivable from FDIC for loss share agreements	607,907	610,907	623,261	624,785	651,844	654,210
Income earned not collected	43,886	43,886	83,644	83,644	83,204	83,204
Stock issued by:
Federal Home Loan Bank of Atlanta	43,302	43,302	47,123	47,123	48,291	48,291
Federal Home Loan Bank of San Francisco	13,605	13,605	15,490	15,490	16,135	16,135
Federal Home Loan Bank of Seattle	4,490	4,490	4,490	4,490	4,490	4,490
Deposits	17,663,275	17,712,240	17,635,266	17,695,357	17,743,028	17,808,921
Short-term borrowings	600,384	600,384	546,597	546,597	652,716	652,716
Long-term obligations	744,839	774,799	809,949	826,501	819,145	851,107
Accrued interest payable	22,153	22,153	37,004	37,004	33,533	33,533
At September 30, 2011 and 2010, other assets include $61,397 and $68,916 of stock in various Federal Home Loan Banks (FHLB). The FHLB stock, which is redeemable only through the issuer, is carried at its par value. The investment in the FHLB stock is considered a long-term investment and its value is based on the ultimate recoverability of par value. Management has concluded that the investment in FHLB stock was not other-than-temporarily impaired for any period presented.
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
For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of September 30, 2011, December 31, 2010 and September 30, 2010:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
September 30, 2011
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$987,934	$987,934	$—	$—
Government agency	2,260,909	2,260,909	—	—
Corporate bonds	404,643	404,643	—	—
Residential mortgage-backed securities	324,192	—	324,192	—
Equity securities	16,104	16,104	—	—
State, county, municipal	1,043	—	1,043	—
Total	$3,994,825	$3,669,590	$325,235	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$13,531	$—	$13,531	$—
December 31, 2010
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,939,400	$1,939,400	$—	$—
Government agency	1,919,986	1,919,986	—	—
Corporate bonds	486,658	486,658	—	—
Residential mortgage-backed securities	143,545	—	143,545	—
Equity securities	19,231	19,231	—	—
State, county, municipal	1,256	—	1,256	—
Total	$4,510,076	$4,365,275	$144,801	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$9,492	$—	$9,492	$—
September 30, 2010
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$3,121,251	$3,121,251	$—	$—
Government agency	—	—	—	—
Corporate bonds	489,189	489,189	—	—
Residential mortgage-backed securities	156,136	—	156,136	—
Equity securities	18,997	18,997	—	—
State, county, municipal	1,268	—	1,268	—
Total	$3,786,841	$3,629,437	$157,404	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$14,263	$—	$14,263	$—

Prices for US Treasury securities, government agency securities, corporate bonds and equity securities are readily available in the active markets in which those securities are traded and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for mortgage-backed securities and state, county and municipal securities are obtained using the fair values of similar assets and the resulting fair values are shown in the ‘Level 2 input’ column. There were no assets or liabilities valued based on level 3 inputs at September 30, 2011, December 31, 2010 or September 30, 2010, and there were no transfers between Level 1 and Level 2 inputs during the nine month periods ended September 30, 2011 and 2010.
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
For those investment securities available for sale with fair values that are determined by reliance on significant nonobservable inputs, the following table identifies the factors causing the change in fair value during the first nine months of 2010:

Investment securities available for sale with fair values based on significant nonobservable inputs
Description	2010
Beginning balance, January 1,	$1,287
Total gains (losses), realized or unrealized:
Included in earnings	—
Included in other comprehensive income	—
Purchases, sales, issuances and settlements, net	—
Transfers in/out of Level 3	(1,287)
Ending balance, September 30	$—
There were no investment securities with fair values determined by reliance on significant nonobservable inputs during 2011.
No gains or losses were reported for the nine month periods ended September 30, 2011 and 2010 that relate to fair values estimated based on significant nonobservable inputs. The investment securities valued using level 3 inputs that were transferred out during the first quarter of 2010 result from changes in US GAAP adopted January 1, 2010 related to investments in the retained interest of a residual interest strip that resulted from an asset securitization.

Certain assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are therefore carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. For assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of September 30, 2011, December 31, 2010 and September 30, 2010:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant nonobservable inputs (Level 3 inputs)
September 30, 2011
Loans held for sale	$78,178	$—	$78,178	$—
Impaired loans:
Covered by loss share agreements	247,361	—	—	247,361
Not covered by loss share agreements	81,661	—	—	81,661
December 31, 2010
Loans held for sale	88,933	—	88,933	—
Impaired loans:
Covered by loss share agreements	192,406	—	—	192,406
Not covered by loss share agreements	89,500	—	—	89,500
September 30, 2010
Loans held for sale	79,853	—	79,853	—
Impaired loans:
Covered by loss share agreements	142,116	—	—	142,116
Not covered by loss share agreements	48,320	—	—	48,320
The values of loans held for sale are based on prices observed for similar pools of loans. The values of impaired loans are determined by either the collateral value or the discounted present value of the expected cash flows. No financial liabilities were carried at fair value on a nonrecurring basis as of September 30, 2011, December 31, 2010 or September 30, 2010.
OREO is measured and reported at fair value using Level 3 inputs for valuations based on nonobservable criteria. During the nine month period ended September 30, 2011, foreclosures of other real estate not covered by loss share agreements totaled $30,226, all of which were valued using Level 3 inputs. Based on updates to Level 3 inputs, noncovered OREO with a fair value of $12,380 as of September 30, 2011 incurred write-downs that totaled $2,910 during the nine month period ended September 30, 2011. Foreclosures of other real estate covered by loss share agreements totaled $92,245, all of which were valued using Level 3 inputs.
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

Note H
Employee Benefit Plans
Pension expense is a component of employee benefits expense. For the three- and nine-month periods ended September 30, 2011 and 2010, respectively, the components of pension expense are as follows:

	Three Months Ended September 30		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$3,316	$2,760	$9,949	$9,431
Interest cost	5,953	5,192	17,858	17,738
Expected return on assets	(7,178)	(6,533)	(21,530)	(22,551)
Amortization of prior service cost	53	42	158	157
Amortization of net actuarial loss	1,596	771	4,786	2,851
Total pension expense	$3,740	$2,232	$11,221	$7,626
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
Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit-risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment including cash deposits, securities and other assets. At September 30, 2011 BancShares had unused commitments totaling $5,890,227 compared to $5,364,451 at December 31, 2010 and $5,232,955 at September 30, 2010.
Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At September 30, 2011, December 31, 2010, and September 30, 2010, BancShares had standby letters of credit amounting to $57,933, $70,755 and $77,929, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients, and therefore, these letters of credit are collateralized when necessary.
Residential mortgage loans sold with limited recourse liability represent guarantees to repurchase the loans or repay a portion of the sale proceeds in the event of nonperformance by the borrower. The recourse period is generally 120 days or less. At September 30, 2011, December 31, 2010 and September 30, 2010, BancShares has loans sold with recourse outstanding of approximately $216,950, $253,347 and $256,669 respectively on these mortgage loans. Any loans that are repurchased under the recourse obligation would carry the same credit risk as mortgage loans originated by the company and would be collateralized in the same manner.
BancShares and various subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which damages in various amounts are claimed. BancShares is also exposed to litigation risk relating to the prior business activities of banks from which assets were acquired and liabilities assumed in the various FDIC-assisted transactions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on BancShares’ consolidated financial statements.
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

Note J
Derivatives
At September 30, 2011, BancShares had one interest rate swap that qualifies as a cash flow hedge under US GAAP. An additional interest rate swap that qualified as a cash flow hedge matured on June 30, 2011. The fair value of the derivative is included in other liabilities in the consolidated balance sheets and the net change in fair value for both derivatives is included in other liabilities in the consolidated statements of cash flows.
The interest rate swaps are used for interest rate risk management purposes and convert variable-rate exposure on outstanding debt to a fixed rate. The interest rate swaps each have a notional amount of $115,000, representing the amount of variable-rate trust preferred capital securities issued during 2006. The 2006 interest rate swap hedged interest payments through June 2011 and required fixed-rate payments by BancShares at 7.125 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. The 2009 interest rate swap hedges interest payments from July 2011 through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR. As of September 30, 2011, collateral with a fair value of $14,665 was pledged to secure the existing obligation under the interest rate swaps. For both swaps, settlement occurs quarterly.

		Estimated fair value of liability
	Notional amount for all periods	September 30, 2011	December 31, 2010	September 30, 2010
2006 interest rate swap hedging variable rate exposure on trust preferred capital securities 2006-2011	$115,000	$—	$2,873	$4,304
2009 interest rate swap hedging variable rate exposure on trust preferred capital securities 2011-2016	115,000	13,531	6,619	9,959
		$13,531	$9,492	$14,263
For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swaps have been fully effective since inception. Therefore, changes in the fair value of the interest rate swaps have had no impact on net income. For the nine month periods ended September 30, 2011 and 2010, BancShares recognized interest expense of $3,961 and $4,374, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness.
The following table discloses activity in accumulated other comprehensive income (loss) related to the interest rate swaps during the nine month periods ended September 30, 2011 and 2010.

	2011	2010
Accumulated other comprehensive loss resulting from interest rate swaps as of January 1	$(9,492)	$(5,367)
Other comprensive income (loss) recognized during nine month period ended September 30	(4,039)	(8,896)
Accumulated other comprehensive loss resulting from interest rate swaps as of September 30	$(13,531)	$(14,263)
BancShares monitors the credit risk of the interest rate swap counterparty.

Note K
Segment Disclosures
BancShares is a financial holding company headquartered in Raleigh, North Carolina that offers full-service banking through a single wholly-owned banking subsidiary, First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank.
Prior to January 7, 2011, BancShares also offered full service banking services through another wholly-owned subsidiary, IronStone Bank (ISB), a federally-chartered thrift institution. On January 7, 2011 ISB was legally merged into FCB resulting in a single banking subsidiary of BancShares. Goodwill was evaluated for impairment at the merger date and no evidence of impairment was identified.
Prior to the merger, FCB and ISB were considered to be distinct operating segments. As a result of the merger and various organizational changes resulting from the merger, there is no longer a focus on the discrete financial measures of each entity. Therefore, BancShares now operates as one reportable segment.

Note L
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) included the following as of September 30, 2011, December 31, 2010 and September 30, 2010:

	September 30, 2011			December 31, 2010			September 30, 2010
	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains on investment securities available for sale	$28,830	$11,340	$17,490	$23,195	$9,143	$14,052	$41,026	$15,427	$25,599
Funded status of defined benefit plan	(68,752)	(26,923)	(41,829)	(73,696)	(28,859)	(44,837)	(67,884)	(26,583)	(41,301)
Unrealized loss on cash flow hedge	(13,531)	(5,343)	(8,188)	(9,492)	(3,748)	(5,744)	(14,263)	(5,632)	(8,631)
Total	$(53,453)	$(20,926)	$(32,527)	$(59,993)	$(23,464)	$(36,529)	$(41,121)	$(16,788)	$(24,333)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
FDIC-ASSISTED TRANSACTIONS
Participation in FDIC-assisted transactions has provided significant growth opportunities for BancShares during 2011, 2010, and 2009. These transactions have allowed us to increase our presence in markets in which we presently operate, and to expand our banking presence to contiguous markets. Additionally, purchase discounts and fair value adjustments on acquired assets and assumed liabilities have resulted in significant acquisition gains. All of the FDIC-assisted transactions completed as of September 30, 2011 include loss share agreements which protect us from a substantial portion of the credit and asset quality risk that we would otherwise incur.
Issues affecting comparability of financial statements. As estimated exposures related to the acquired assets covered by the loss share agreements change based on post-acquisition events, our adherence to accounting principles generally accepted in the United States of America (US GAAP) and accounting policy elections that we have made affect the comparability of our current results of operations to earlier periods. Adjustments affecting assets covered by loss share agreements are recorded on a gross basis. Consequential adjustments to the carrying value of the FDIC receivable that reflect the change in the estimated loss of the covered assets are recorded with an offset to noninterest income. Several of the key issues affecting comparability are as follows:

•	When post acquisition events suggest that the amount of cash flows we will ultimately receive for a loan covered by a loss share agreement is less than originally expected:

▪	An allowance for loan and lease losses is established for the post-acquisition exposure that has emerged with a corresponding debit to provision for loan and lease losses;

▪	The receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding credit to noninterest income;

•	When post acquisition events suggest that the amount of cash flows we will ultimately receive for a loan covered under a loss share agreement is greater than originally expected:

▪
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

▪	The receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding debit to noninterest income;

•
When actual payments received on loans are greater than initial estimates, large nonrecurring discount accretion may be recognized during a specific period; discount accretion is recognized as a credit to interest income.

•
Adjustments to the FDIC receivable resulting from changes in estimated cash flows are based on the reimbursement provision of the applicable loss share agreement with the FDIC. Adjustments to the FDIC receivable partially offset the adjustment to the asset carrying value, but the rate of the change to the FDIC receivable relative to the change in the asset carrying value is not constant. The loss share agreements establish reimbursement rates for losses incurred within certain ranges. In some loss share agreements, higher loss estimates result in higher reimbursement rates, while in other loss share agreements, higher loss estimates trigger a reduction in the reimbursement rates. In addition, some of the loss share agreements include clawback provisions that would require the purchaser to remit a payment to the FDIC in the event that the aggregate amount of losses is less than a loss estimate established by the FDIC. The adjustments to the FDIC receivable based on changes in loss estimates are measured based on the actual reimbursement rates and consider the impact of changes in the projected clawback payment.
Balance sheet impact. The July 2011 transaction involving Colorado Capital Bank was the sixth transaction involving BancShares since July 17, 2009. Table 1 provides information regarding the six entities from which we have acquired assets and assumed liabilities in FDIC-assisted transactions during 2011, 2010 and 2009. Adjustments to acquisition date fair values are subject to change for one year following the closing date of each respective acquisition.

FDIC-Assisted Transactions
Table 1

			Fair value of
Entity	Date of transaction	# branches	Loans acquired	Deposits assumed	Short-term borrowings assumed	Long-term obligations assumed
				(thousands)
Colorado Capital Bank (CCB)	July 8, 2011	6	$322,162	$606,501	$15,212	$—
United Western Bank (United Western)	January 21, 2011	8	759,351	1,604,858	336,853	207,627
Sun American Bank (SAB)	March 5, 2010	12	290,891	420,012	42,533	40,082
First Regional Bank (First Regional)	January 29, 2010	8	1,260,249	1,287,719	361,876	—
Venture Bank (VB)	September 11, 2009	18	456,995	709,091	—	55,618
Temecula Valley Bank (TVB)	July 17, 2009	11	855,583	965,431	79,096	—
Total		63	$3,945,231	$5,593,612	$835,570	$303,327
US GAAP permits acquired loans to be accounted for in designated pools based on common risk characteristics. For all CCB loans and residential mortgage loans from United Western, we assigned loans to pools based on various factors including loan type, collateral type and performance status. The CCB loans had a fair value of $322.2 million at the acquisition date; the residential mortgage loans acquired from United Western had a fair value of $223.1 million at the acquisition date. All other acquired loans are not assigned to loan pools and are being accounted for at the individual loan level. The non-pool election could potentially accentuate volatility in net interest income.
Income statement impact. The six FDIC-assisted transactions created acquisition gains recognized at the time of the respective transaction. An acquisition gain of $87.8 million was recorded for the three-month period ended September 30, 2011 and no acquisition gains were recorded for the corresponding period of 2010. For the nine-month period ended September 30, 2011, acquisition gains totaled $151.3 million compared to $136.0 million during the same period of 2010. Additionally, the acquired loans, deposits and borrowings originated by the six banks have affected net interest income, provision for loan and lease losses and noninterest income. Increases to noninterest expense have resulted from incremental staffing and facility costs for the branch locations resulting from the FDIC-assisted transactions. Various fair value discounts and premiums that were previously recorded are being accreted and amortized into income over the life of the underlying asset or liability.
As previously discussed, post-acquisition changes that affect the amount of expected cash flows can result in recognition of provision for loan and lease losses or the reversal of previously-recognized provision for loan and lease losses. During the three-month and nine-month periods ended September 30, 2011 total provision for loan losses related to acquired loans equaled $30.3 million and $104.1 million respectively compared to $42.6 million and $62.5 million during the same periods of 2010. Much of the increase in the provision for loan losses in 2011 relates to post-acquisition deterioration of covered loans acquired during the first quarter of 2010.
During the three-month period ended September 30, 2011, total discount accretion for loans for which a fair value discount had been recorded, equaled $69.8 million compared to $88.1 million during the same period of 2010. During the nine-month period ended September 30, 2011, discount accretion totaled $192.6 million compared to $100.3 million during the same period of 2010.
Accretion income is generated by recognizing accretable yield over the life of acquired loans. Accretable yield is the difference in the expected cash flows and the fair value of acquired loans. The amount of accretable yield related to the loans can change if the estimated cash flows expected to be collected changes subsequent to the initial estimates. Further, the recognition of accretion income can be accelerated in the event of large unscheduled repayments, loan payoffs, other loan settlements for amounts in excess of original estimates, and various other post-acquisition events. Due to the many factors that can influence the amount of accretion income recognized in a given period, this component of net interest income is not easily predictable for future periods and impacts the comparability of interest income, net interest income, and overall results of operations.
Unscheduled prepayment of loan balances and post-acquisition deterioration of covered loans also result in adjustments to the FDIC receivable for changes in the estimated amount that would be covered under the respective loss share agreement. During the three-month and nine-month periods ended September 30, 2011, the adjustment to the FDIC receivable resulting from large unscheduled payments and other favorable adjustments exceeded the amount of the adjustment for post-acquisition deterioration, resulting in a net reduction to the FDIC receivable and a net charge of $18.9 million and $43.0 million respectively to noninterest income compared to a net reduction in the receivable and a corresponding reduction in noninterest income of $29.5 million and $14.0 million during the same periods of 2010. The result is a net increase in noninterest income of $10.6 million for the three-month period and a net reduction in noninterest income of $29.0 million for the nine-month period as a result of the change in these amounts.
2011 FDIC-Assisted Transactions
The FDIC-assisted acquisitions of United Western and CCB were accounted for under the acquisition method of accounting. The statements of net assets acquired, fair value adjustments and the resulting acquisition gains are presented in Table 2 and Table 3 for United Western and CCB, respectively. The purchased assets, assumed liabilities and identifiable intangible assets were recorded at their respective acquisition date estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. During this one year period, the cause of any change in cash flow estimates is considered to determine whether the change results from circumstances that existed as of the acquisition date or if the change results from an event that occurred after the acquisition.
United Western Bank
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

				Table 2
	January 21, 2011
	As recorded by United Western	Fair value adjustments at date of acquisition	Subsequent acquisition-date adjustments	As recorded by FCB
Assets
Cash and due from banks	$420,902	$—	$—	$420,902
Investment securities available for sale	281,862	—	—	281,862
Loans covered by loss share agreements (1)	1,034,074	(278,913)	4,190	759,351
Other real estate owned covered by loss share agreements	37,812	(10,252)	(1,469)	26,091
Income earned not collected	5,275	—		5,275
Receivable from FDIC for loss share agreements	—	140,285	(2,832)	137,453
FHLB stock	22,783	—		22,783
Mortgage servicing rights	4,925	(1,489)		3,436
Core deposit intangible	—	537		537
Other assets	15,421	109	(991)	14,539
Total assets acquired	$1,823,054	$(149,723)	$(1,102)	$1,672,229
Liabilities				—
Deposits:
Noninterest-bearing	$101,875	$—	$—	$101,875
Interest-bearing	1,502,983	—	—	1,502,983
Total deposits	1,604,858	—	—	1,604,858
Short-term borrowings	336,853	—	—	336,853
Long-term obligations	206,838	789	—	207,627
Deferred tax liability	1,351	(565)	—	786
Other liabilities	11,772	—	—	11,772
Total liabilities assumed	2,161,672	224	—	2,161,896
Excess (shortfall) of assets acquired over liabilities assumed	$(338,618)
Aggregate fair value adjustments		$(149,947)	$(1,102)
Cash received from the FDIC (2)				$553,141
Gain on acquisition of United Western				$63,474

(1)	Excludes $11,998 in loans repurchased by FDIC during the second quarter of 2011

(2)	Cash received includes cash received from the FDIC for loans repurchased during the second quarter of 2011
Loans and OREO purchased from United Western are covered by two loss share agreements between the FDIC and FCB (one for single family residential mortgage loans and the other for all other non-consumer loans and OREO), which afford FCB significant loss protection. Under the loss share agreement for single family residential mortgage loans (SFRs), the FDIC will cover 80 percent of covered loan losses up to $32.5 million; 0 percent from $32.5 million up to $57.7 million and 80 percent of losses in excess of $57.7 million. The loss share agreement for all other non-consumer loans and OREO will cover 80 percent of covered loan and OREO losses up to $111.5 million; 30 percent of losses from $111.5 million to $227.0 million; and 80 percent of losses in excess of $227.0 million. Losses in excess of current estimates for all other non-consumer loans and OREO are projected to be covered at a 30 percent rate until losses exceed $227.0 million. Consumer loans are not covered under the FDIC loss share agreements.
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
The loss share agreements include a true-up payment in the event FCB’s losses do not reach the Total Intrinsic Loss Estimate of $294.0 million. On March 17, 2021, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of the following calculation: A-(B+C+D), where (A) equals

20 percent of the Total Intrinsic Loss Estimate, or $58.8 million; (B) equals 20 percent of the Net Loss Amount; (C) equals 25 percent of the asset (discount) bid, or ($52.9 million); and (D) equals 3.5 percent of total Shared Loss Assets at Bank Closing, or $37.9 million. Current loss estimates suggest that a true-up payment of $11.8 million will be paid to the FDIC during 2021.

FCB recorded a $137.5 million receivable that was based on the present value of projected amounts to be received from and paid to the FDIC under the United Western loss share agreements. Subsequent adjustments to the FDIC receivable resulting from changes in estimated cash flows will be based on the reimbursement provisions of the applicable loss share agreement with the FDIC and the appropriate reimbursement rate based on aggregate estimated losses. Once losses for United Western loans covered under the SFR loss share agreement exceed $32.5 million, the next $25.2 million of losses will have no reimbursement from the FDIC. Once losses for United Western loans covered under the loss share agreement covering all other non-consumer loans and OREO exceed $111.5 million, the next $115.5 million of losses will be reimbursed by the FDIC at a rate of 30 percent.
        First quarter noninterest income included an acquisition gain of $63.5 million that resulted from the FDIC-assisted acquisition of United Western. Our operating results for the periods ended September 30, 2011 include the results of the acquired assets and liabilities for the period from January 21, 2011 through September 30, 2011.

Colorado Capital Bank
On July 8, 2011, FCB entered into an agreement with the FDIC to purchase substantially all the assets and assume the majority of the liabilities of Colorado Capital Bank (CCB) of Castle Rock, Colorado at a discount of $154.9 million, with no deposit premium. CCB operated in Castle Rock, Colorado, and in six branch locations in Boulder, Castle Pines, Cherry Creek, Colorado Springs, Edwards, and Parker. The FDIC serves as Receiver of CCB. The Purchase and Assumption Agreement with the FDIC includes loss share agreements on the loans and OREO purchased by FCB which provides protection against losses to FCB.

The loans and OREO purchased from CCB are covered by two loss share agreements between the FDIC and FCB (one for single family residential mortgage (SFR) loans and the other for all other loans and OREO excluding consumer loans and CD secured loans), which afford FCB significant loss protection. Under the loss share agreements, the FDIC will cover 80 percent of combined covered loan losses up to $231.0 million; 0 percent from $231.0 million up to $285.9 million; and 80 percent of losses in excess of $285.9 million.
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
The loss share agreements include a true-up payment in the event FCB’s losses do not reach the Total Intrinsic Loss Estimate of $285.7 million. On August 22, 2021, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of the following calculation: A-(B+C+D), where (A) equals 20 percent of the Total Intrinsic Loss Estimate, or $57.1 million; (B) equals 20 percent of the Net Loss Amount; (C) equals 25 percent of the asset (discount) bid, or ($38.7 million); and (D) equals 3.5 percent of total Shared Loss Assets at Bank Closing, or $19.3 million. Current loss estimates suggest that a true-up payment of $16.3 million will be paid to the FDIC during 2021.
FCB recorded a $157.6 million receivable that was based on the present value of projected amounts to be received from and paid to the FDIC under the CCB loss share agreements. Subsequent adjustments to the FDIC receivable resulting from changes in estimated cash flows will be based on the reimbursement provisions of the applicable loss share agreement with the FDIC and the appropriate reimbursement rate based on aggregate estimated losses. Once losses for CCB loans covered under the loss share agreements exceed $231.0 million, the next $54.9 million of losses will have no reimbursement from the FDIC. Based on current projections, we anticipate losses on CCB covered assets will total $219.4 million. If additional losses exceed $11.6 million, any further losses would have no reimbursement from the FDIC until total losses exceed $285.9 million. Once total losses exceed $285.9 million, 80 percent of all additional losses will be reimbursed by the FDIC.
The statement of net assets acquired, fair value adjustments and the resulting acquisition gain is presented in Table 3.

			Table 3
	July 8, 2011
	As recorded by CCB	Fair value adjustments at date of acquisition	As recorded by FCB
Assets
Cash and due from banks	$74,736	$—	$74,736
Investment securities available for sale	40,187	—	40,187
Loans covered by loss share agreements	538,369	(216,207)	322,162
Other real estate owned covered by loss share agreements	14,853	(7,699)	7,154
Income earned not collected	1,720	—	1,720
Receivable from FDIC for loss share agreements	—	157,600	157,600
Core deposit intangible	—	984	984
Other assets	3,296	—	3,296
Total assets acquired	$673,161	$(65,322)	$607,839
Liabilities			—
Deposits:
Noninterest-bearing	$35,862	$—	$35,862
Interest-bearing	571,251	(612)	570,639
Total deposits	607,113	(612)	606,501
Short-term borrowings	15,008	204	15,212
Other liabilities	438	—	438
Total liabilities assumed	622,559	(408)	622,151
Excess of assets acquired over liabilities assumed	$50,602
Aggregate fair value adjustments		$(64,914)
Cash received from the FDIC			$102,100
Gain on acquisition of CCB			$87,788

Third quarter 2011 noninterest income includes an acquisition gain of $87.8 million that resulted from the CCB FDIC-assisted acquisition. The gain resulted from the difference between the estimated fair value of acquired assets and assumed liabilities. To the extent there are additional adjustments to the acquisition date fair values for up to one year following the acquisition, there will be additional adjustments to the gain.

EXECUTIVE OVERVIEW AND PERFORMANCE SUMMARY
BancShares is a financial holding company headquartered in Raleigh, North Carolina that offers full-service banking through its wholly-owned banking subsidiary, First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank.
Prior to January 7, 2011, BancShares also offered full service banking services through another wholly-owned subsidiary, IronStone Bank (ISB), a federally-chartered thrift institution. On January 7, 2011 ISB was legally merged into FCB resulting in a single banking subsidiary of BancShares. ISB branches continued to operate under the name IronStone Bank, a division of FCB, through October 10, 2011. Subsequent to October 10, 2011, all former ISB branches are operating as FCB branded branches. The merger is not expected to have a material impact on the consolidated financial position, results of operations or liquidity position of BancShares. The merger will result in minor expense reductions due to the elimination of various activities that were previously performed separately for both entities. The transaction will also allow liquidity to be managed more efficiently throughout the merged branch network and for the former ISB branches to increase commercial lending activities. FCB now operates branches in 17 states and the District of Columbia. Beyond the traditional branch network, we offer customer sales and service through telephone, online banking and an extensive ATM network.
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
Various external factors influence the focus of our business efforts. Due to unprecedented asset quality challenges, capital shortages and the onset of a global economic recession, the U.S. banking industry has experienced serious financial challenges beginning in 2008 and continuing through 2011. During this time of industry-wide turmoil, while maintaining our long-standing attention to prudent banking practices, we have elected to participate in FDIC-assisted transactions involving distressed financial institutions. Participation in FDIC-assisted transactions creates opportunities to increase our business volumes in markets in which we presently operate and to expand our banking presence to additional markets which we deem demographically attractive. For each of the six FDIC-assisted transactions that we have completed as of September 30, 2011, loss share agreements protect us from a substantial portion of the asset quality risk that we would otherwise incur. Additionally, purchase discounts and fair value adjustments on acquired assets and assumed liabilities have resulted in significant acquisition gains that have constituted a substantial portion of the equity required to fund the transactions.
Despite the recognition of significant acquisition gains, recessionary economic conditions, high rates of unemployment, new restrictions on our ability to collect certain fees from our customers, and a growing inability for some businesses and consumers to meet their debt service obligations continue to exert pressure on our core earnings and profitability. Other customers continue to repay existing debt or defer new borrowings due to lingering economic uncertainty, resulting in soft demand for loan products. However, successful pricing strategies employed in the most recent two quarters of 2011 have resulted in modest increases in certain commercial loan balances.
Real estate demand in many of our markets remains weak, resulting in continued depressed real estate prices that have adversely affected collateral values for many borrowers. In particular, the stressed residential real estate markets in Georgia and Florida adversely impacted the asset quality and profitability of the former ISB subsidiary during 2009 and to a lesser extent the results of operations during 2010. In an effort to assist customers experiencing financial difficulty, we have selectively agreed to modify existing loan terms to provide relief to customers who are experiencing liquidity challenges or other circumstances that could affect their ability to meet debt obligations. These efforts have resulted in an increase in troubled debt restructurings during 2010 and 2011.
The demand for our deposit and treasury services products has been influenced by extraordinarily low interest rates and instability in alternative investment markets. Our balance sheet liquidity position remains strong despite our participation in FDIC-assisted transactions which creates pressure on liquidity management due to the difficulty of retaining assumed deposits at a reasonable cost.
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

One of the provisions of the Dodd-Frank Act required the Federal Reserve to adopt rules regarding the interchange fees that may be charged by banks for electronic debit transactions. The final rules provide that effective October 2011, interchange rates are required to be reduced to the promulgated limits outlined in the regulations. As a result of the interchange limits, we anticipate that our cardholder and merchant services income will decline by approximately $2.0 million during the fourth quarter of 2011 and $13.0 million during 2012.
We operate in diverse geographic markets and can increase our business volumes and profitability by offering competitive products and superior customer service. In addition to our focus on retaining customers of the six banks involved in the FDIC-assisted transactions, we continue to concentrate our marketing efforts on business owners, medical and other professionals and financially active individuals. We seek to increase fee income in wealth management, cardholder and merchant services, mortgage banking and insurance and treasury services. Leveraging on our technology investments, we also focus on opportunities to generate income by providing various processing services to other banks.
BancShares’ consolidated net income during the third quarter of 2011 equaled $81.9 million, an increase of $54.2 million from the $27.7 million earned during the corresponding period of 2010. The annualized return on average assets and equity amounted to 1.55 percent and 17.95 percent respectively, during the third quarter of 2011, compared to 0.52 percent and 6.46 percent during the same period of 2010. Net income per share during the third quarter of 2011 totaled $7.91, compared to $2.66 during the third quarter of 2010.
For the nine-month period ending September 30, 2011, net income equaled $165.0 million compared to $163.0 million earned during the same period of 2010. Return on assets and equity during 2011 equaled 1.04 percent and 12.34 percent respectively, down slightly from 1.05 percent and 13.17 percent during the nine-month period ended September 30, 2010. Net income per share equaled $15.85 during the first nine months of 2011 compared to $15.62 in the first nine months of 2010. The increase in net income in 2011 was due primarily to the gains on the United Western transaction in the first quarter of 2011 and the CCB transaction in the third quarter of 2011 with a combined after tax impact of $92.0 million or $8.84 per share compared to acquisition gains recorded in the first quarter of 2010 resulting from two FDIC-assisted transactions with an after-tax impact of $82.7 million or $7.93 per share. The net increase in consolidated net income as a result of acquisition gains was $9.3 million from the nine months ended September 30, 2010 to the comparable period of 2011. The impact of acquisition gains was offset by increases in salaries, benefits, and collection costs associated with acquired assets as well as the unfavorable net impact of the entries resulting from various post-acquisition events arising from the FDIC-assisted transactions.
Net interest income decreased $12.8 million from $229.9 million in the third quarter of 2010 to $217.2 million in 2011. This decrease is a result of a reduction in discount accretion during 2011. During the third quarter of 2011, fair value discounts on acquired loans totaling $69.8 million were accreted, compared to $88.1 million during the same period of 2010. The taxable-equivalent net yield on interest-earning assets declined by 33 basis points from 4.93 percent in the third quarter 2010 to 4.60 percent in 2011 due to the unfavorable impact of yields on acquired loans.
Year-to-date net interest income increased $82.7 million, or 15.15 percent during 2011 primarily as a result of higher accretion of discounts on acquired loans. During the nine month period ended September 30, 2011, $192.6 million in fair value discounts on acquired loans were accreted compared to $100.3 million for the comparable period of 2010. The taxable-equivalent net yield on interest-earning assets was 4.47 percent during the nine-month period ended September 30, 2011 compared to 4.02 percent for the same period of 2010. For both the third quarter and year-to-date periods, the impact of accreted loan discounts resulting from large unscheduled prepayments on acquired loans significantly impacted the taxable-equivalent net yield on interest-earning assets. Since large unscheduled prepayments are unpredictable, the yield on interest-earning assets may decline in future periods. Improvements in expected cashflows on acquired impaired loans identified during 2011 resulted in the reclassification of $128.5 million in nonaccretable difference, which will be accreted into interest income in future periods.
The provision for loan and lease losses recorded during the third quarter of 2011 equaled $44.6 million, compared to $59.9 million during the third quarter of 2010. Of the $15.2 million decrease, $12.3 million was caused by lower levels of post-acquisition deterioration of acquired loans covered by loss share agreements with the FDIC and an additional $3.0 million reduction for loans not covered by FDIC loss share agreements. During the nine months of 2011, the provision for loan and lease losses equaled $143.0 million, an increase of $34.4 million or 31.7 percent from the same period of 2010 due to an increase in post-acquisition deterioration of covered loans of $41.6 million offset by a reduction in provision for non-covered loans of $7.2 million when compared to the comparable period of 2010. The gross amount of newly-identified exposures on covered loans is recorded as provision for loan and lease losses with the FDIC receivable adjusted through an offset to noninterest income for the portion that is covered by the FDIC at the appropriate indemnification rate.

Noninterest income increased $113.8 million in the third quarter of 2011 when compared to the third quarter of 2010 due primarily to $87.8 million in acquisition gains recorded in 2011 and adjustments to the FDIC receivable for assets covered by loss share agreements. Adjustments to the FDIC receivable resulted in a reduction of noninterest income of $18.9 million in the third quarter of 2011 compared to a reduction of $29.5 million in the third quarter of 2010. For the nine month period ended September 30, 2011 noninterest income increased $5.4 million from the comparable period of 2010. This increase was the result of a $15.3 million increase in acquisition related gains in 2011, increases in cardholder and merchant services income of $7.8 million, and higher other noninterest income of $12.6 million offset by a reduction of income from service charges on deposit accounts of $8.4 million. Additionally, a net post-acquisition improvement in covered assets during 2011 and 2010 triggered reductions in the FDIC receivable of $43.0 million and $14.0 million respectively, which were recorded as a reduction in noninterest income. Favorable changes in other various noninterest income items also contributed to the net increase in 2011.
Noninterest expense increased $27.0 million or 15.26 percent in the third quarter of 2011 and $49.8 million or 9.36 percent in the first nine months of 2011 when compared to the same period in 2010. The increases were due to higher personnel costs arising from the FDIC-assisted transactions, hardware and software expenses, foreclosure and loan collection costs and card and merchant processing.

SELECTED QUARTERLY DATA							Table 4
	2011			2010		Nine months ended September 30
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	2011	2010
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$252,179	$245,604	$245,200	$272,605	$278,628	$742,983	$696,763
Interest expense	34,992	38,229	41,213	44,200	48,688	114,434	150,925
Net interest income	217,187	207,375	203,987	228,405	229,940	628,549	545,838
Provision for loan and lease losses	44,628	53,977	44,419	34,890	59,873	143,024	108,629
Net interest income after provision for loan and lease losses	172,559	153,398	159,568	193,515	170,067	485,525	437,209
Gains on acquisitions	87,788	—	63,474	—	—	151,262	136,000
Other noninterest income	75,956	66,649	66,106	51,674	49,969	208,711	218,540
Noninterest expense	203,832	187,482	190,028	201,799	176,851	581,342	531,577
Income before income taxes	132,471	32,565	99,120	43,390	43,185	264,156	260,172
Income taxes	50,536	11,265	37,360	13,305	15,439	99,161	97,213
Net income	$81,935	$21,300	$61,760	$30,085	$27,746	$164,995	$162,959
Net interest income, taxable equivalent	$218,178	$208,301	$204,939	$229,362	$231,009	$631,418	$549,019
PER SHARE DATA
Net income	$7.91	$2.04	$5.92	$2.88	$2.66	$15.85	$15.62
Cash dividends	0.30	0.30	0.30	0.30	0.30	0.90	0.90
Market price at period end (Class A)	143.54	187.22	200.58	189.05	185.27	143.54	185.27
Book value at period end	181.58	174.11	171.46	166.08	164.67	181.58	164.67

SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$21,157,741	$21,042,081	$21,385,014	$21,139,117	$21,164,235	$21,194,113	$20,740,796
Investment securities	4,082,574	4,162,397	4,568,205	3,950,121	3,810,057	4,269,280	3,536,952
Loans and leases (covered and noncovered)	14,173,224	14,028,109	13,904,054	13,641,062	13,917,278	14,036,103	13,941,556
Interest-earning assets	18,821,838	18,742,282	19,067,378	18,739,336	18,605,130	18,876,255	18,272,392
Deposits	17,772,429	17,678,210	18,065,652	17,870,665	17,823,807	17,837,690	17,431,667
Interest-bearing liabilities	14,991,875	15,018,805	15,543,484	15,304,109	15,433,653	15,182,701	15,212,048
Long-term obligations	753,685	797,375	802,720	825,671	914,938	784,414	905,187
Shareholders' equity	$1,830,503	$1,803,385	$1,752,129	$1,742,740	$1,705,005	$1,794,474	$1,654,900
Shares outstanding	10,363,964	10,422,857	10,434,453	10,434,453	10,434,453	10,406,833	10,434,453
SELECTED QUARTER-END BALANCES
Total assets	$21,015,344	$21,021,650	$21,167,495	$20,806,659	$21,049,291	$21,015,344	$21,049,291
Investment securities	3,996,768	4,016,339	4,204,357	4,512,608	3,789,486	3,996,768	3,789,486
Loans and leases:
Covered under loss share agreements	2,557,450	2,399,738	2,658,134	2,007,452	2,222,660	2,557,450	2,222,660
Not covered under loss share agreements	11,603,526	11,528,854	11,392,351	11,480,577	11,545,309	11,603,526	11,545,309
Deposits	17,663,275	17,662,966	17,811,736	17,635,266	17,743,028	17,663,275	17,743,028
Long-term obligations	744,839	792,661	801,081	809,949	819,145	744,839	819,145
Shareholders' equity	$1,871,930	$1,810,189	$1,789,133	$1,732,962	$1,718,204	$1,871,930	$1,718,204
Shares outstanding	10,309,251	10,396,765	10,434,453	10,434,453	10,434,453	10,309,251	10,434,453
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	1.55%	0.42%	1.18%	0.56%	0.52%	1.04%	1.05%
Rate of return on average shareholders' equity (annualized)	17.95	4.94	14.30	6.91	6.46	12.34	13.17

Net yield on interest-earning assets (taxable equivalent)	4.60	4.46	4.36	4.86	4.93	4.47	4.02
Allowance for loan and lease losses to total loans and leases:
Covered by loss share agreements	2.93	2.89	2.08	2.55	1.94	2.93	1.94
Not covered by loss share agreements	1.54	1.57	1.56	1.54	1.52	1.54	1.52
Nonperforming assets to total loans and leases and other real estate at period end:
Covered by loss share agreements	20.06	20.94	14.67	17.14	18.51	20.06	18.51
Not covered by loss share agreements	1.67	1.81	1.80	1.71	1.60	1.67	1.60
Tier 1 risk-based capital ratio	15.46	15.38	15.24	14.86	14.38	15.46	14.38
Total risk-based capital ratio	17.33	17.27	17.32	16.95	16.45	17.33	16.45
Leverage capital ratio	9.83	9.50	9.35	9.18	9.04	9.83	9.04
Dividend payout ratio	3.79	14.68	5.07	10.42	11.28	5.68	5.76
Average loans and leases to average deposits	79.75	79.35	76.96	76.33	78.08	78.69	79.98

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
We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures with a concentration of owner-occupied real estate loans in the medical, dental and related fields. The focus on asset quality also influences the composition of our investment securities portfolio. At September 30, 2011, the mix of our investment securities portfolio is comprised of 24.7 percent United States Treasury securities, 56.6 percent United States government agency securities, 10.1 percent corporate bonds issued under the FDIC’s Treasury Liquidity Guaranty Program and 8.2 percent residential mortgage-backed securities. Overnight investments are selectively made with other financial institutions that are within our risk tolerance.
During 2011 and 2010, changes in interest-earning assets primarily reflect the impact of assets acquired in the FDIC-assisted transactions and modest deposit growth within our legacy markets. During the third quarter of 2011, interest-earning assets averaged $18.82 billion, an increase of $216.7 million or 1.2 percent from the third quarter of 2010. Average interest-earning assets have increased over this period as a result of the acquisition of United Western and CCB offset by continued loan and deposit reductions in these, and other, acquisition markets.
Loans and leases. Due to consumer loan run-off and soft loan demand resulting from weak economic conditions, total non-covered loans declined from the third quarter of 2010 through the first quarter of 2011. However, non-covered loans increased during the second and third quarters of 2011 due to moderately improved commercial loan demand caused in part by successful pricing strategies. Total non-covered loans have increased $58.2 million from $11.55 billion at September 30, 2010 to $11.60 billion at September 30, 2011 and are up $122.9 million since December 31, 2010.
Loans covered by loss share agreements with the FDIC totaled $2.56 billion at September 30, 2011 compared to $2.01 billion at December 31, 2010 and $2.22 billion at September 30, 2010. The balance and mix of covered loans as of September 30, 2011 was impacted by the loans acquired in the United Western transaction during the first quarter of 2011 and the CCB transaction during the third quarter of 2011.
Commercial mortgage loans not covered by loss share agreements totaled $5.00 billion at September 30, 2011, 43.1 percent of noncovered loans and leases. This balance represents an increase of $258.2 million or 5.4 percent since December 31, 2010 and $299.9 million or 6.4 percent since September 30, 2010. Demand for loans secured by owner-occupied medical and professional facilities remained relatively healthy during 2010 and 2011 when compared to other lending opportunities. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.
At September 30, 2011, revolving mortgage loans not covered by loss share agreements totaled $2.30 billion, representing 19.8 percent of total noncovered loans outstanding, an increase of $68.6 million or 3.1 percent since December 31, 2010 and $93.3 million or 4.2 percent compared to September 30, 2010. The growth of revolving mortgage loans from 2010 is a result of the low interest rate environment and the attractive variable rate nature of the revolving mortgage loan product.
At September 30, 2011, commercial and industrial loans not covered by loss share agreements equaled $1.80 billion or 15.5 percent of total noncovered loans and leases, a reduction of $71.9 million or 3.8 percent since December 31, 2010 and an increase of $23.2 million or 1.3 percent since September 30, 2010. Demand for commercial and industrial loans has remained sluggish as customers have generally maintained current borrowing levels.
Commercial construction and land development loans not covered by loss share agreements totaled $416.7 million or 3.6 percent of total loans at September 30, 2011, a decrease of $17.2 million or 4.0 percent since September 30, 2010. This decrease was driven by increased charge-off and foreclosure activity in the construction and land development portfolio during late 2010 as well as a reduction in originations.
Consumer loans not covered by loss share agreements totaled $527.4 million at September 30, 2011 down $239.2 million or 31.2 percent since September 30, 2010 and down $68.3 million or 11.5 percent from December 31, 2010. This decline results from our decision during 2008 to discontinue originations of automobile sales finance loans through our dealer network and the general decline in consumer borrowing in 2010 and 2011 due to recessionary economic conditions.
Residential mortgage loans not covered by loss share agreements totaled $816.7 million at September 30, 2011 down $100.7 million or 11.0 percent since September 30, 2010 and down $62.1 million or 7.1 percent from December 31, 2010. This decline is a result of the general softness in residential borrowing in 2010 and 2011 due to recessionary economic conditions and decreasing property values.

Commercial mortgage loans covered by loss share agreements totaled $1.31 billion at September 30, 2011, representing 51.2 percent of the total covered portfolio compared to $1.09 billion or 54.3 percent of total covered loans as of December 31, 2010. Commercial construction and land development loans covered by loss share agreements totaled $405.7 million, or 15.9 percent of total covered loans at September 30, 2011, a decrease of $37.2 million from the December 31, 2010 total of $368.4 million, which represented 18.4 percent of the total covered loans. Covered residential mortgage loans totaled $380.4 million or 14.9 percent of the covered portfolio as of September 30, 2011 compared to $74.5 million or 3.7 percent of total covered loans at December 31, 2010. The changes in covered loan balances since December 31, 2010 and from September 30, 2010 are caused by the acquisitions of United Western in January 2011 and CCB in July 2011 offset by continued reductions of outstanding loans from the FDIC-assisted transactions consummated in 2009 and 2010 from foreclosure, payoffs and normal run-off.
We expect non-acquisition loan growth for the next several quarters to be limited due to the generally weak demand for loans and widespread customer desire to deleverage. Loan projections are subject to change due to further economic deterioration or improvement and other external factors.

Loans and Leases					Table 5
	2011			2010
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Covered loans	$2,557,450	$2,399,738	$2,658,134	$2,007,452	$2,222,660
Noncovered loans and leases:
Commercial:
Construction and land development	416,719	407,134	373,769	338,929	433,954
Commercial mortgage	4,996,036	4,861,457	4,763,393	4,737,862	4,696,183
Other commercial real estate	144,538	148,977	147,150	149,710	155,509
Commercial and industrial	1,797,581	1,805,812	1,792,042	1,869,490	1,774,340
Lease financing	304,039	303,104	295,994	301,289	294,825
Other	158,782	170,758	174,370	182,015	185,232
Total commercial loans	7,817,695	7,697,242	7,546,718	7,579,295	7,540,043
Non-commercial:
Residential mortgage	816,738	825,610	808,650	878,792	917,415
Revolving mortgage	2,302,482	2,303,687	2,299,668	2,233,853	2,209,149
Construction and land development	139,185	145,445	145,864	192,954	112,116
Consumer	527,426	556,870	591,451	595,683	766,586
Total non-commercial loans	3,785,831	3,831,612	3,845,633	3,901,282	4,005,266
Total noncovered loans and leases	11,603,526	11,528,854	11,392,351	11,480,577	11,545,309
Total loans and leases	$14,160,976	$13,928,592	$14,050,485	$13,488,029	$13,767,969

	September 30, 2011			December 31, 2010			September 30, 2010
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
Loans covered by loss share agreements:
Commercial:
Construction and land development	$172,309	$233,349	$405,658	$102,988	$265,432	$368,420	$136,736	$312,063	$448,799
Commercial mortgage	125,379	1,184,704	1,310,083	120,240	968,824	1,089,064	132,049	999,134	1,131,183
Other commercial real estate	40,514	118,493	159,007	34,704	175,957	210,661	43,023	177,001	220,024
Commercial and industrial	30,611	106,642	137,253	9,087	123,390	132,477	14,400	168,505	182,905
Lease financing	—	162	162	—	—	—	—	—	—
Other	—	1,473	1,473	—	1,510	1,510	147	4,534	4,681
Total commercial loans	368,813	1,644,823	2,013,636	267,019	1,535,113	1,802,132	363,583	1,746,201	1,987,592
Noncommercial:
Residential mortgage	45,384	335,021	380,405	11,026	63,469	74,495	36,933	45,836	82,769
Revolving mortgage	9,939	29,770	39,709	8,400	9,466	17,866	114	23,025	23,139
Construction and land development	74,414	40,712	115,126	44,260	61,545	105,805	37,228	84,964	122,192
Consumer	1,155	7,419	8,574	—	7,154	7,154	116	6,852	6,968
Total noncommercial loans	130,892	412,922	543,814	63,686	141,634	205,320	37,163	75,713	235,068
Total loans covered by loss share agreements	$499,705	$2,057,745	$2,557,450	$330,705	$1,676,747	$2,007,452	$400,746	$1,821,914	$2,222,660

Investment securities. Investment securities available for sale equaled $3.99 billion at September 30, 2011, compared to $4.51 billion at December 31, 2010 and $3.79 billion at September 30, 2010. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes.
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
Income on interest-earning assets. Interest income amounted to $252.2 million during the third quarter of 2011, a $26.4 million or 9.5 percent decrease from the third quarter of 2010. The reduction in interest income resulted from lower yields on loans resulting from a reduction in accretable yield recognized on acquired loans. Average interest-earning assets increased $216.7 million or 1.2 percent from $18.61 billion to $18.82 billion. The taxable-equivalent yield on interest-earning assets equaled 5.34 percent for the third quarter of 2011, compared to 5.97 percent for the corresponding period of 2010 as reflected in Table 7.
For the first nine months of 2011, interest income equaled $743.0 million, a $46.2 million or 6.6 percent increase from the first nine months of 2010 caused by higher average balances and accretable yield recognized on acquired loans. Average interest-earning assets for the first nine months of 2011 increased $603.9 million or 3.3 percent from $18.27 billion to $18.88 billion. The taxable-equivalent yield on interest-earning assets equaled 5.28 percent for the first nine months of 2011 compared to 5.12 percent for the corresponding period of 2010 as reflected in Table 8.
Loan and lease interest income for the third quarter of 2011 equaled $240.5 million, a decrease of $24.3 million from the third quarter of 2010, the combined result of lower yields resulting from a reduction in accretable yield recognized on acquired loans offset by higher average balances. Average loans and leases increased $255.9 million or 1.8 percent from the third quarter of 2010 to the third quarter of 2011. The taxable-equivalent yield was 6.75 percent during the third quarter of 2011, an 82 basis point decrease from the same period of 2010. The decreased yield resulted partially from $69.8 million of discount accreted into income during the third quarter of 2011 related to acquired loans compared to $88.1 million of discount accreted in the third quarter of 2010.
Loan and lease interest income for the first nine months of 2011 equaled $705.7 million, an increase of $51.2 million from the first nine months of 2010 due to acquired loan discount accretion and higher yields. Average loans and leases increased $94.5 million or 0.7 percent from the first nine months of 2010 to the first nine months of 2011. The taxable-equivalent yield was 6.74 percent during the first nine months of 2011, a 45 basis point increase from the same period of 2010. The increased yield resulted partially from $192.6 million of discount accreted into income during the nine-months ended September 30, 2011 related to acquired loans compared to $100.3 million recorded in the same period of 2010.

INVESTMENT SECURITIES								Table 6
	September 30, 2011				September 30, 2010
			Average	Taxable			Average	Taxable
		Fair	Maturity (1)	Equivalent		Fair	Maturity (1)	Equivalent
	Cost	Value	(Yrs./Mos.)	Yield (1)	Cost	Value	(Yrs./Mos.)	Yield (1)
Investment securities available for sale:
U. S. Treasury:
Within one year	$961,498	$962,882	0/6	0.53%	$1,364,271	$1,369,203	0/6	1.20%
One to five years	25,009	25,052	1/1	0.34	627,405	629,732	1/4	0.63
Total	986,507	987,934	0/6	0.52	1,991,676	1,998,935	0/9	1.02
Government agency:
Within one year	2,084,947	2,084,359	0/5	0.90	1,119,976	1,121,778	0/3	1.49
One to five years	176,053	176,550	1/9	0.61	500	538	3/3	1.26
Total	2,261,000	2,260,909	0/8	0.90	1,120,476	1,122,316	0/3	1.45
Residential mortgage-backed securities:
Within one year	197	194	0/11	3.33	3	1	0/6	5.91
One to five years	37,544	37,881	3/10	2.40	11,220	11,547	3/2	1.23
Five to ten years	106,319	106,891	6/7	2.23	1,815	1,841	8/2	3.63
Over ten years	171,414	179,226	25/0	4.16	138,317	142,747	27/1	4.82
Total	315,474	324,192	17/4	3.30	151,355	156,136	25/1	4.54
State, county and municipal:
Within one year	543	543	0/3	4.74	339	343	0/7	5.01
One to five years	474	490	1/5	4.90	892	915	1/10	4.66
Five to ten years	10	10	9/2	4.97	—	—	—	—
Over ten years	—	—	—	—	10	10	10/2	4.97
Total	1,027	1,043	0/10	4.82	1,241	1,268	1/7	4.76
Corporate bonds:
Within one year	351,082	353,552	0/5	1.90	75,195	75,751	0/8	1.26
One to five years	49,966	51,091	1/3	2.18	404,740	413,438	1/7	1.92
Total	401,048	404,643	0/7	1.94	479,935	489,189	1/5	1.82
Equity securities	939	16,104			1,132	18,997
Total investment securities available for sale	3,965,995	3,994,825			3,745,815	3,786,841

Investment securities held to maturity:
Residential mortgage-backed securities:
One to five years	13	12	4/7	4.41	—	—	—
Five to ten years	1,816	1,940	5/6	5.56	2,512	2,689	6/6	5.55
Over ten years	114	156	16/6	6.56	133	175	17/5	6.50
Total investment securities held to maturity	1,943	2,108	6/2	5.63	2,645	2,864	7/1	5.60

Total investment securities	$3,967,938	$3,996,933			$3,748,460	$3,789,705

(1)
Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities exempt from federal and/or state income taxes are stated on a taxable yield basis assuming statutory rates of 35.0 percent.

Interest income earned on the investment securities portfolio amounted to $11.3 million during the third quarter of 2011 and $13.2 million during the same period of 2010, a decrease of $1.9 million or 14.4 percent. This decrease in income is the result of lower yields offset by an increase in average balances. The taxable-equivalent yield decreased 26 basis points from 1.43 percent in the third quarter of 2010 to 1.17 percent in the third quarter of 2011. This yield reduction was caused by extraordinarily low market interest rates. We anticipate the yield on investment securities will remain at current levels until the Federal Reserve begins to raise the benchmark fed funds rates, an action that would likely lead to higher asset yields.

Interest income earned on the investment securities portfolio during the first nine months of 2011 amounted to $36.3 million, compared to $40.7 million during the same period of 2010, a decrease of $4.5 million or 11.0 percent. The taxable-equivalent yield decreased 40 basis points from 1.57 percent in the first nine months of 2010 to 1.17 percent during the same period of

2011. The decreased interest income for the nine month period ended September 30, 2011 was attributable to low current year interest rates and the maturity and early redemption of callable securities.
INTEREST-BEARING LIABILITIES
Interest-bearing liabilities include interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits represent our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and to fulfill commercial customer demand for treasury services. Certain of our long-term borrowings currently qualify as capital under guidelines established by the Federal Reserve and other banking regulators. The Dodd-Frank Act, however, contains provisions that cause $265.0 million of trust preferred capital securities to fully cease qualification as Tier 1 capital effective January 1, 2015.
Deposits. At September 30, 2011, total deposits equaled $17.66 billion, an increase of $28.0 million or 0.2 percent since December 31, 2010 and a reduction of $79.8 million or 0.4 percent since September 30, 2010. The relative stability of deposits resulted from a net reduction in assumed deposits offset by moderate increases in legacy markets. The net reduction of assumed deposits occurred despite the assumption of $2.2 billion of deposits during 2011 from the United Western and CCB FDIC-assisted transactions due to the material reduction in United Western deposits subsequent to the acquisition date totaling approximately $1.8 billion and smaller reductions in other acquisition markets. The reduction in United Western deposits was primarily the result of repricing certain products and was anticipated by BancShares.
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
Short-term borrowings At September 30, 2011, short-term borrowings totaled $600.4 million compared to $546.6 million at December 31, 2010 and $652.7 million at September 30, 2010. The increase in short term borrowings since December is primarily a result of the assumption of $95.1 million in repurchase agreements from United Western in January 2011.
Long-term obligations. Long-term obligations equaled $744.8 million at September 30, 2011, down $65.1 million from December 31, 2010 and $74.3 million from September 30, 2010. The decrease since September 30, 2010 resulted from maturities and paydowns of Federal Home Loan Bank (FHLB) obligations.
Expense on interest-bearing liabilities. Interest expense amounted to $35.0 million during the third quarter of 2011, a $13.7 million or 28.1 percent decrease from the third quarter of 2010. The reduced level of interest expense resulted from lower rates and average balances. The rate on average interest-bearing liabilities equaled 0.93 percent during the third quarter of 2011, a 32 basis point decrease from the third quarter of 2010. Average interest-bearing liabilities decreased $441.8 million or 2.9 percent from third quarter of 2010 to the third quarter of 2011 due to the run-off of deposits assumed in FDIC-assisted transactions as well as a reduction in long term obligations resulting from maturities and paydowns of FHLB borrowings.
Average interest-bearing deposits equaled $13.56 billion during the third quarter of 2011, a decrease of $398.7 million or 2.9 percent from the third quarter of 2010. Average money market accounts increased $653.1 million or 13.4 percent from the third quarter of 2010, due to the FDIC-assisted transactions and customers holding available liquidity in flexible deposit accounts. During the third quarter of 2011, time deposits averaged $5.31 billion, down $1.26 billion or 19.2 percent from the third quarter of 2010 resulting from customer preference for non-time deposits, partially offset by time deposits assumed in FDIC-assisted transactions.
For the quarters ended September 30, 2011 and September 30, 2010, short-term borrowings averaged $677.6 million and $559.4 million, respectively. The $118.2 million or 21.1 percent increase in average short-term borrowings since the third quarter of 2010 resulted primarily from the assumption of repurchase agreements from United Western.
During the first nine months of 2011, interest expense equaled $114.4 million, compared to $150.9 million during the first nine months of 2010, a 24.2 percent decrease. This decrease in expense resulted from lower rates and average interest-bearing liabilities during 2011. The rate on average interest-bearing liabilities equaled 1.01 percent during the first nine months of 2011, a 32 basis point decrease from the first nine months of 2010. Average interest-bearing liabilities decreased $29.3 million or 0.2 percent from the first nine months of 2010 to the first nine months of 2011.
NET INTEREST INCOME
Net interest income totaled $217.2 million during the third quarter of 2011, a decrease of $12.8 million million or 5.5 percent from the third quarter of 2010. The taxable-equivalent net yield on interest-earning assets equaled 4.60 percent for the third quarter of 2011, down 33 basis points from the 4.93 percent recorded for the third quarter of 2010. Lower current year net interest income and net yield on interest-earning assets was attributable to the negative impact of yields on acquired loans and decreased accretion of discounts on acquired loans, offset by lower deposit costs.
Net interest income for the third quarter of 2011 included $69.8 million of accretion income, compared to $88.1 million in the third quarter 2010.
Accretion income is generated by recognizing accretable yield over the life of acquired loans. Accretable yield is the difference in the expected cash flows and the fair value of acquired loans. The amount of accretable yield related to the loans can change if the estimated cash flows expected to be collected changes subsequent to the initial estimates. Further, the recognition of accretion income can be accelerated in the event of large unscheduled repayments, loan payoffs, other loan settlements for amounts in excess of original estimates, and various other post-acquisition events. Due to the many factors that can influence the amount of accretion income recognized in a given period, this component of net interest income is not predictable for future periods and impacts the comparability of interest income, net interest income, and overall results of operations.
Net interest income totaled $628.5 million during the nine month period ended September 30, 2011, an increase of $82.7 million or 15.2 percent from the same period of 2010. The taxable-equivalent net yield on interest-earning assets equaled 4.47 percent for the nine months ended September 30, 2011, up 45 basis points from the 4.02 percent recorded for the same period of 2010. Higher current year net interest income and net yield on interest-earning assets was attributable to lower deposit costs and the positive impact of yields and accretion income on acquired loans, offset by lower yields on investment securities.
Net interest income for the nine months ended September 30, 2011 included $192.6 million of accretion income compared to $100.3 million for the nine months ended September 30, 2010.
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

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Three Months
									Table 7
	2011			2010			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets
Loans and leases	$14,173,224	$241,134	6.75%	$13,917,278	$265,489	7.57%	$4,647	$(29,002)	$(24,355)
Investment securities:
U. S. Treasury	1,209,817	1,778	0.65	1,050,580	3,782	1.46	366	(2,370)	(2,004)
Government agency	2,096,524	5,376	1.05	2,084,139	6,014	1.15	(37)	(601)	(638)
Residential mortgage-backed securities	333,939	2,366	2.81	166,654	1,544	3.68	1,370	(548)	822
Corporate bonds	411,160	1,971	1.90	488,693	2,196	1.78	(360)	135	(225)
State, county and municipal	11,700	173	5.87	1,413	23	6.46	160	(10)	150
Other	19,434	21	0.43	18,578	77	1.64	2	(58)	(56)
Total investment securities	4,082,574	11,685	1.17	3,810,057	13,636	1.43	1,501	(3,452)	(1,951)
Overnight investments	566,040	351	0.25	877,795	572	0.26	(202)	(19)	(221)
Total interest-earning assets	$18,821,838	$253,170	5.34%	$18,605,130	$279,697	5.97%	$5,946	$(32,473)	$(26,527)

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,890,306	$428	0.09%	$1,772,328	$469	0.10%	$17	$(58)	$(41)
Savings	837,740	217	0.10	744,049	309	0.16	29	(121)	(92)
Money market accounts	5,519,919	5,158	0.37	4,866,864	6,427	0.52	714	(1,983)	(1,269)
Time deposits	5,312,664	19,022	1.42	6,576,090	29,882	1.80	(5,147)	(5,713)	(10,860)
Total interest-bearing deposits	13,560,629	24,825	0.73	13,959,331	37,087	1.07	(4,387)	(7,875)	(12,262)
Short-term borrowings	677,561	1,470	0.86	559,384	742	0.53	210	518	728
Long-term obligations	753,685	8,697	4.62	914,938	10,859	4.71	(1,927)	(235)	(2,162)
Total interest-bearing liabilities	$14,991,875	$34,992	0.93%	$15,433,653	$48,688	1.25%	$(6,104)	$(7,592)	$(13,696)
Interest rate spread			4.41%			4.72%
Net interest income and net yield
on interest-earning assets		$218,178	4.60%		$231,009	4.93%	$12,050	$(24,881)	$(12,831)
Loans and leases include loans covered under loss share agreements, loans not covered under loss share agreements, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $991 and $1,069 for 2011 and 2010, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Nine Months
									Table 8
	2011			2010			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets
Loans and leases	$14,036,103	$707,542	6.74%	$13,941,556	$656,377	6.29%	$4,345	$46,820	$51,165
Investment securities:
U. S. Treasury	1,477,777	7,474	0.73	757,556	9,255	1.63	6,055	(7,836)	(1,781)
Government agency	1,977,738	15,698	1.03	2,103,189	20,953	1.31	(1,064)	(4,191)	(5,255)
Residential mortgage-backed securities	321,214	7,123	2.96	165,701	4,981	4.02	4,066	(1,924)	2,142
Corporate bonds	449,774	6,266	1.86	487,660	6,529	1.79	(513)	250	(263)
State, county and municipal	4,784	213	5.95	2,144	99	6.17	120	(6)	114
Other	37,993	480	1.69	20,702	159	1.03	176	145	321
Total investment securities	4,269,280	37,254	1.17	3,536,952	41,976	1.57	8,840	(13,562)	(4,722)
Overnight investments	570,872	1,056	0.25	793,884	1,591	0.27	(433)	(102)	(535)
Total interest-earning assets	$18,876,255	$745,852	5.28%	$18,272,392	$699,944	5.12%	$12,752	$33,156	$45,908

Liabilities
Interest-bearing deposits:
Checking With Interest	$1,919,384	$1,328	0.09%	$1,721,525	$1,459	0.11%	$145	$(276)	$(131)
Savings	821,036	848	0.14	711,113	955	0.18	127	(234)	(107)
Money market accounts	5,467,088	16,998	0.42	4,752,379	21,084	0.59	2,555	(6,641)	(4,086)
Time deposits	5,531,428	62,552	1.51	6,541,980	92,796	1.90	(12,761)	(17,483)	(30,244)
Total interest-bearing deposits	13,738,936	81,726	0.8	13,726,997	116,294	1.13	(9,934)	(24,634)	(34,568)
Short-term borrowings	659,351	4,649	0.94	579,864	2,138	0.49	425	2,086	2,511
Long-term obligations	784,414	28,059	4.78	905,187	32,493	4.8	(3,621)	(813)	(4,434)
Total interest-bearing liabilities	$15,182,701	$114,434	1.01%	$15,212,048	$150,925	1.33%	$(13,130)	$(23,361)	$(36,491)
Interest rate spread			4.27%			3.79%
Net interest income and net yield
on interest-earning assets		$631,418	4.47%		$549,019	4.02%	$25,882	$56,517	$82,399
Loans and leases include loans covered under loss share agreements, loans not covered under loss share agreements, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $2,869 and $3,181 for 2011 and 2010, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.
NONINTEREST INCOME
Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. Traditionally, the primary sources of noninterest income are cardholder and merchant services income, service charges on deposit accounts, revenues derived from wealth management services and fees from processing services. During 2011, 2010 and 2009, noninterest income has been significantly influenced by acquisition gains and the entries resulting from post-acquisition adjustments to the FDIC receivable resulting from FDIC-assisted transactions.
During the first nine months of 2011, noninterest income amounted to $360.0 million, compared to $354.5 million during the same period of 2010. The $5.4 million increase during 2011 is a result of $15.3 million in higher acquisition gains recognized in conjunction with FDIC-assisted transactions in 2011 when compared to 2010, a $7.8 million increase in cardholder and merchant services income and an improvement of $2.5 million in mortgage income. These favorable variances were partially offset by a $29.0 million reduction in income resulting from adjustments to the FDIC receivable and an $8.4 million reduction in income on service charges from deposit accounts.
Noninterest income for the third quarter of 2011 equaled $163.7 million compared to $50.0 million in the comparable period of 2010. This increase of $113.8 million was primarily acquisition gains of $87.8 million recorded in the third quarter of 2011, a $10.6 million favorable variance resulting from adjustments to the FDIC receivable and higher other noninterest income of $10.9 million.
Cardholder and merchant services generated $30.8 million of revenue during the third quarter of 2011, an increase of $2.8 million or 10.1 percent compared to the third quarter of 2010. This increase resulted from volume growth in merchant discount and interchange income from credit cards and Visa check cards. Interchange income derived from Visa check cards will decline beginning October 2011 due to mandated reductions in the allowable interchange rates pursuant to provisions in the Dodd-Frank Act and guidelines established by the Federal Reserve. The estimated fee reduction for the fourth quarter of 2011 amounts to approximately $2.0 million, with the estimated impact for 2012 of approximately $13.0 million.
Income from service charges on deposit accounts has declined significantly due to January 2011 changes to the order in which transactions are posted to customer accounts as well as changes to Regulation E in August 2010 that allow financial institutions to only provide overdraft services to customers who explicitly elect to use those services. Service charges on deposit accounts equaled $16.4 million and $18.1 million for the third quarter of 2011 and 2010, respectively resulting in a $1.7 million decrease. Deposit service charges for the nine month period ended September 30, 2011 have declined $8.4 million, or 15.0 percent, compared to the same period in 2010. Additional changes to how overdraft service charges are assessed were implemented in the third quarter of 2011 including establishing a daily maximum overdraft charge and implementing transaction amounts beneath which overdraft charges would be not be assessed. The estimated annual fee reduction from these changes is $1.8 million.
Other noninterest income increased $10.9 million during the third quarter of 2011 and $12.6 million for the year-to-date, primarily due to income recognized from unexpected payments related to losses previously recorded on acquired assets that were not covered under loss share agreements.
NONINTEREST EXPENSE
The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities, and equipment and software costs related to branch offices and technology. These costs are generally driven by headcount and branch count.
Noninterest expense equaled $581.3 million for the first nine months of 2011, a $49.8 million or 9.4 percent increase over the $531.6 million recorded during the same period of 2010. This increase was caused primarily by higher personnel costs, hardware and software expense, foreclosure and loan collection costs as well as external processing. Noninterest expense increased $27.0 million in the third quarter of 2011 to $203.8 million compared to $176.9 million in the third quarter of 2010 as a result of increases in personnel costs, hardware and software expense and foreclosure-related expenses offset by a reduction in FDIC deposit insurance expense.
Salaries and wages increased $3.2 million or 4.2 percent from the third quarter of 2010 to the third quarter 2011 as a result of merit increases and new positions to manage our technology infrastructure and the FDIC-assisted transactions. The year-to-date increase of $8.4 million is likewise due to new positions, substantially all of which is directly or indirectly related to the FDIC-assisted transactions.
Employee benefits expense totaled $17.2 million for the third quarter of 2011 up $2.7 million or 18.7 percent from the third quarter of 2010 caused primarily an increase in pension cost due to changes in plan actuarial assumptions and increased 401(k) expense as a result of an increase in participants. The year-to-date increase of $6.9 million is due to higher pension expense and $1.8 million in executive retirement costs recorded during the first quarter of 2011.
Occupancy expense totaled $18.5 million in the third quarter of 2011 and $55.3 million for the nine months ended September 30, 2011 compared to $18.4 million and $54.7 million for the corresponding periods of 2010. The increases are attributable to a modest increase costs in acquisition markets.
Equipment expense increased 1.3 percent in the third quarter 2011 and 5.5 percent for the nine months ended September 30, 2011 when compared to the comparable periods of 2010 caused primarily caused by higher hardware and software costs.
FDIC deposit insurance expense decreased $3.1 million in the third quarter of 2011 when compared to the same period of 2010 due to the new formula adopted by the FDIC to calculate the assessment effective April 1, 2011. The new formula alters the assessment base from deposits to total assets less equity thereby placing a larger assessment burden on banks with large levels of non-deposit funding. Our assessment amount declined due primarily to our general lack of reliance on non-deposit funding.

Foreclosure-related expenses increased $15.8 million in the third quarter of 2011 and $17.0 million for the nine months ended September 30, 2011 when compared to the comparable periods of 2010. This increase is primarily the result of higher losses on other real estate relating to the acquisition markets.
Other expenses for the third quarter of 2011 increased $8.0 million or 16.8 percent when compared to the same period of 2010. Collection expenses for loans arising from the FDIC-assisted transactions, the majority of which are reimbursable under the FDIC loss share agreements, increased $2.3 million from the comparable three month period of 2010. Also, advertising expenses increased $862,000, debit card loyalty program expenses increased $566,000, cardholder and merchant processing costs increased $653,000 from added transaction volumes, in addition to increases in other various expense categories.
Other expenses for the nine months ended September 30, 2011 increased from the same period of 2010 by $17.9 million. This increase was the result of increase in loan collection costs of $3.6 million caused by increased costs relating to loans acquire in FDIC-assisted transactions. There were also increases in card and merchant processing costs of $3.1 million caused my increased transaction volumes, card loyalty costs of $1.8 million and external processing costs of $2.6 million. The increase in external processing costs related to deposits assumed in the United Western transaction that have since been moved to other institutions.
INCOME TAXES
We monitor and evaluate the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. On a periodic basis, we evaluate our income tax positions based on current tax law, positions taken by various tax auditors within the jurisdictions where BancShares is required to file income tax returns as well as potential or pending audits or assessments by such tax auditors.
Income tax expense amounted to $99.2 million during the nine months ended September 30, 2011, compared to $97.2 million during the same period of 2010. The $1.9 million increase in income tax expense was the direct result of higher pre-tax earnings. The effective tax rates for these periods equaled 37.5 percent and 37.4 percent, respectively. Income tax expense totaled $50.5 million and $15.4 million for the third quarters of 2011 and 2010, representing effective tax rates of 38.1 percent and 35.8 percent during the respective periods. The higher effective tax rates for 2011 reflect the impact of various favorable permanent differences on the current year’s pre-tax income.
SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
We continually monitor the capital levels and ratios for BancShares and FCB to ensure that they comfortably exceed the minimum requirements imposed by their respective regulatory authorities and to ensure that FCB’s capital is appropriate given its growth projection and risk profile. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material effect on the financial statements. Table 9 provides information on capital adequacy for BancShares as of September 30, 2011, December 31, 2010 and September 30, 2010.
BancShares continues to exceed minimum capital standards and FCB remains well-capitalized.
The tier 2 capital of BancShares and FCB includes qualifying subordinated debt that was issued in 2005 with a scheduled maturity date of June 1, 2015. Beginning in the second quarter of 2010, the amount of this qualifying subordinated debt that is eligible tier 2 capital decreased $25.0 million per year to $75.0 million at September 30, 2011 since the scheduled maturity date is within 5 years. The amount eligible for tier 2 capital will decrease by $25.0 million each year until the scheduled maturity date. Tier 2 capital is part of total risk-based capital, reflected in Table 9.
The Dodd-Frank Act contains provisions that will gradually eliminate our ability to include $265.0 million of trust preferred capital securities in tier 1 risk-based capital. BancShares’ trust preferred capital securities that currently qualify as tier 1 capital will be phased out in equal increments of $88.3 million over a three- year term, beginning in 2013. Based on BancShares’ capital structure as of September 30, 2011, the impact of the reduction of $88.3 million would result in a tier 1 leverage capital ratio of 9.39 percent, a tier 1 risk-based capital ratio of 14.79 percent, and a total risk-based capital ratio of 16.86 percent. Elimination of the full $265 million of trust preferred capital securities from the June 30, 2011 capital structure would result in a proforma tier 1 leverage capital ratio of 8.56 percent, a tier 1 risk-based capital ratio of 13.48 percent, and a total risk-based capital ratio of 15.35 percent. BancShares and FCB would continue to remain well-capitalized under current regulatory guidelines.

Capital Adequacy						Table 9
	Actual		Minimum requirement		Well-capitalized requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
September 30, 2011
Tier 1 risk-based capital	$2,070,216	15.46%	$535,529	4.00%	$803,293	6.00%
Total risk-based capital	2,320,056	17.33%	1,071,058	8.00%	1,338,822	10.00%
Tier 1 leverage capital	2,070,217	9.83%	631,755	3.00%	1,052,925	5.00%
December 31, 2010
Tier 1 risk-based capital	1,935,559	14.86%	520,861	4.00%	781,291	6.00%
Total risk-based capital	2,206,890	16.95%	1,041,722	8.00%	1,302,152	10.00%
Tier 1 leverage capital	1,935,559	9.18%	632,300	3.00%	1,053,833	5.00%
September 30, 2010
Tier 1 risk-based capital	1,906,806	14.38%	530,344	4.00%	795,516	6.00%
Total risk-based capital	2,180,810	16.45%	1,060,688	8.00%	1,325,860	10.00%
Tier 1 leverage capital	1,906,806	9.04%	635,343	3.00%	1,058,906	5.00%

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
Credit risk. The maintenance of excellent asset quality is one of our key performance measures. Loans and leases not covered by loss share agreements with the FDIC are underwritten in accordance with our credit policies and procedures and are subjected to periodic ongoing reviews. Loans covered by loss share agreements with the FDIC were recorded at fair value at the time of the acquisition, and are subjected to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses for the purpose of ensuring compliance with credit policies and to closely monitor asset quality trends. The risk reviews include portfolio analysis by geographic location and horizontal reviews across industry and collateral sectors. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain adequate allowances for loan and lease losses that are inherent in the loan and lease portfolio.
We maintain a well-diversified loan and lease portfolio, and seek to avoid the risk associated with large concentrations within specific geographic areas or industries. Despite our focus on diversification, several characteristics of our loan and lease portfolio subject us to notable risk. These include our concentration of real estate loans and medical-related loans. The ongoing expansion of our branch network has allowed us to mitigate our historic exposure to geographic risk concentration within North Carolina and Virginia.
We have historically carried a significant concentration of real estate secured loans. We mitigate that exposure through our underwriting policies that principally rely on adequate borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner-occupied. At September 30, 2011, loans secured by real estate not covered by loss share agreements totaled $8.82 billion or 76.0 percent of total noncovered loans and leases compared to $8.53 billion or 74.3 percent of noncovered loans and leases at December 31, 2010 and $8.52 billion or 73.8 percent at September 30, 2010.
Noncovered loans and leases to borrowers in medical, dental or related fields totaled $3.11 billion as of September 30, 2011, which represents 26.8 percent of loans and leases not covered by loss share agreements, compared to $3.02 billion or 26.3 percent of noncovered loans and leases at December 31, 2010 and $3.01 billion or 26.1 percent of noncovered loans and leases at September 30, 2010. Except for this single concentration, no other industry represented more than 10 percent of total noncovered loans and leases outstanding at September 30, 2011.
Nonperforming assets include nonaccrual loans and leases, other real estate owned (OREO) and restructured loans that are both covered and not covered by FDIC loss share agreements. At September 30, 2011, BancShares’ nonperforming assets amounted to $739.9 million or 5.2 percent of total loans and leases plus OREO, compared to $560.1 million or 4.1 percent at December 31, 2010 and $615.6 million or 4.4 percent at September 30, 2010.
Of the $739.9 million in nonperforming assets at September 30, 2011, $545.3 million is covered by FDIC loss share agreements that provide significant loss protection. Both the $179.8 million increase from December 31, 2010 and $124.4 million increase from September 30, 2010 are attributable to nonperforming assets arising from the FDIC-assisted transactions. Nonperforming assets not covered by loss share agreements declined slightly from December 31, 2010 and increased $9.0 million from September 30, 2010.

Nonperforming assets not covered by loss share agreements amounted to $194.6 million as of September 30, 2011, or 1.7 percent of noncovered loans and leases plus OREO compared to $196.7 million or 1.7 percent at December 31, 2010 and $185.7 million or 1.6 percent at September 30, 2010. The $9.0 million increase in noncovered nonperforming assets since September 30, 2010 was due to increased levels of restructured loans.
Restructured loans on accrual status not covered by loss share agreements equaled $86.4 million at September 30, 2011, compared to $65.0 million at December 31, 2010 and $53.4 million at September 30, 2010. Total covered and noncovered restructured loans as of September 30, 2011 equaled $277.7 million, $179.4 million of which are accruing and $98.3 million of which are nonaccrual. Restructured loans result from modifications selectively provided to customers experiencing cash flow difficulties in an effort to assist them in remaining current on their debt obligations.
OREO not covered by loss share agreements totaled $48.6 million at September 30, 2011, compared to $52.8 million at December 31, 2010 and $47.5 million at September 30, 2010. A portion of the OREO not covered by loss share agreements relates to real estate exposures in the Atlanta, Georgia and southwest Florida markets arising from residential construction activities. Both markets experienced significant over-development that has resulted in extremely weak sales of new residential units and significant declines in property values. Once acquired, OREO is periodically reviewed to ensure that the fair value of the property supports the carrying value, with write downs recorded when necessary.
At September 30, 2011, the allowance for loan and lease losses allocated to noncovered loans totaled $179.1 million or 1.54 percent of loans and leases not covered by loss share agreements, compared to $176.5 million or 1.54 percent at December 31, 2010 and $175.0 million or 1.52 percent at September 30, 2010. The increases in the allowance for noncovered loan and lease losses were due to modest deterioration in credit quality within noncovered residential mortgage loans, revolving mortgage loans, and residential construction loans offset by the chargeoff of amounts reserved for loans individually evaluated for impairment. The allowance for loans individually evaluated for impairment has declined by $5.0 million since December 31, 2010 due to large chargeoffs while the allowance for loans collectively evaluated for impairment has increased by $7.6 million due to generally higher delinquency levels. Revolving mortgage loans present increased risk due to the longer term nature of the commitments and the possibility that the financial position of borrower or the value of collateral may deteriorate significantly during the term. Delinquency levels and charge-offs on revolving mortgage loans are projected to remain elevated due to weakened collateral positions particularly for loans secured by junior collateral positions. An additional allowance of $75.1 million relates to covered loans at September 30, 2011, established as a result of post-acquisition deterioration in credit quality for covered loans. The allowance for covered loans equaled $51.2 million at December 31, 2010 and $43.0 million at September 30, 2010.
Management considers the allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at September 30, 2011, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.
The provision for noncovered loan and lease losses recorded during the third quarter of 2011 equaled $14.3 million, compared to $10.5 million during the fourth quarter of 2010 and $17.3 million during the third quarter of 2010. Provision expense related to covered loans totaled $30.3 million and $42.6 million during the third quarter of 2011 and 2010 respectively due to lower post-acquisition deterioration of loans determined to be impaired at acquisition date, offset by an increase in post-acquisition deterioration identified for loans not determined to be impaired at acquisition date and increased chargeoffs. The provision for covered loan and lease losses triggered corresponding adjustments to the FDIC receivable which are offset by noninterest income.
Exclusive of losses related to covered loans, net charge-offs equaled $15.8 million during the third quarter of 2011, compared to $14.4 million during the third quarter of 2010. On an annualized basis, net charge-offs represented 0.54 percent of average noncovered loans and leases during the second quarter of 2011 compared to 0.49 percent during the third quarter of 2010. Chargeoffs in 2011 included the chargeoff of $5 million that was previously reserved for on a commercial construction and land development loan offset by reductions in chagreoffs on residential construction loans and non-commercial construction loans. Net charge-offs on covered loans equaled $24.7 million in the third quarter of 2011 compared to $15.6 million recorded in the third quarter of 2010.
Table 10 provides details concerning the allowance for loan and lease losses during the past five quarters.

Allowance for Loan and Lease Loss Experience and Risk Elements							Table 10
	2011			2010		Nine months ended September 30
	Third	Second	First	Fourth	Third
(dollars in thousands; unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	2011	2010
Allowance for loan and lease losses at beginning of period	$250,050	$232,597	$227,765	$218,046	$188,169	$227,765	$172,282
Adjustment resulting from adoption of change in accounting for QSPEs and controlling financial interests effective January 1, 2010	—	—	—	—	—	—	681
Provision for loan and lease losses:
Covered by loss share agreements	30,317	41,196	32,557	24,411	42,597	104,070	62,461
Not covered by loss share agreements	14,311	12,781	11,862	10,480	17,276	38,954	46,168
Net charge-offs of loans and leases:
Charge-offs	(42,314)	(38,222)	(41,606)	(27,134)	(31,172)	(122,142)	(67,774)
Recoveries	1,820	1,698	2,019	1,962	1,176	5,537	4,228
Net charge-offs of loans and leases	(40,494)	(36,524)	(39,587)	(25,172)	(29,996)	(116,605)	(63,546)
Allowance for loan and lease losses at end of period	$254,184	$250,050	$232,597	$227,765	$218,046	$254,184	$218,046
Allowance for loan and lease losses at end of period allocated to loans and leases:
Covered by loss share agreements	$75,050	$69,435	$54,629	$51,248	$43,028	$75,050	$43,028
Not covered by loss share agreements	179,134	180,615	177,968	176,517	175,018	179,134	175,018
Allowance for loan and lease losses at end of period	$254,184	$250,050	$232,597	$227,765	$218,046	$254,184	$218,046
Detail of net charge-offs of loans and leases:
Covered by loss share agreements	$24,702	$26,390	$29,176	$16,192	$15,575	$80,268	$22,933
Not covered by loss share agreements	15,792	10,134	10,411	8,980	14,421	36,337	40,613
Total net charge-offs	$40,494	$36,524	$39,587	$25,172	$29,996	$116,605	$63,546
Reserve for unfunded commitments	$7,962	$7,854	$7,512	$7,246	$7,623	$7,962	$7,623
Average loans and leases:
Covered by loss share agreements	2,500,807	2,490,964	2,464,277	2,096,312	2,257,888	2,458,184	2,278,198
Not covered by loss share agreements	11,672,417	11,537,145	11,439,777	11,544,750	11,659,390	11,508,223	11,675,699
Loans and leases at period-end:
Covered by loss sharing agreements	2,557,450	2,399,738	2,628,409	2,007,452	2,222,660	2,557,450	2,222,660
Not covered by loss sharing agreements	11,603,526	11,528,854	11,425,312	11,480,577	11,545,309	11,603,526	11,545,309
Risk Elements
Nonaccrual loans and leases:
Covered by loss share agreements	$291,890	$267,333	$223,617	$194,315	$264,653	$291,890	$264,653
Not covered by loss share agreements	59,603	73,441	79,856	78,814	84,753	59,603	84,753
Other real estate:
Covered by loss share agreements	160,443	150,636	137,479	112,748	99,843	160,443	99,843
Not covered by loss share agreements	48,616	49,028	49,584	52,842	47,524	48,616	47,524
Troubled debt restructurings:
Covered by loss share agreements	92,987	61,880	44,603	56,398	65,417	92,987	65,417
Not covered by loss share agreements	86,406	86,929	77,376	64,995	53,374	86,406	53,374
Total nonperforming assets	$739,945	$689,247	$612,515	$560,112	$615,564	$739,945	$615,564
Nonperforming assets covered by loss share agreements	$545,320	$479,849	$405,699	$363,461	$429,913	$545,320	$429,913
Nonperforming assets not covered by loss share agreements	194,625	209,398	206,816	196,651	185,651	194,625	185,651
Total nonperforming assets	$739,945	$689,247	$612,515	$560,112	$615,564	739,945	$615,564
Ratios
Net charge-offs (annualized) to average loans and leases:
Covered by loss share agreements	3.92%	4.25%	4.80%	3.13%	2.80%	4.37%	1.35%
Not covered by loss share agreements	0.54	0.35	0.37	0.31	0.49	0.42	0.47
Allowance for loan and lease losses to total loans and leases:
Covered by loss share agreements	2.93	2.89	2.08	2.55	1.94	2.93	1.94
Not covered by loss share agreements	1.54	1.57	1.56	1.54	1.52	1.54	1.52
Nonperforming assets to total loans and leases plus other real estate:
Covered by loss share agreements	20.06	18.81	14.67	17.14	18.51	20.06	18.51
Not covered by loss share agreements	1.67	1.81	1.80	1.71	1.60	1.67	1.60
Total	5.15	4.88	4.30	4.10	4.42	5.15	4.42

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
We assess our interest rate risk by simulating future amounts of net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Due to the existence of contractual floors on loans, competitive pressures that constrain our ability to reduce deposit interest rates, and the extremely low current level of interest rates, it is highly unlikely that the rates on most interest-earning assets and interest-bearing liabilities can decline from current levels. In our current simulations, we do not calculate rate shocks, rate ramps or market value of equity for declining rate scenarios, and assume that the prime rate will not move below the September 30, 2011 rate of 3.25 percent. Our rate ramp simulations indicate that net interest income will increase by 4.8 percent to 8.2 percent depending upon the speed and magnitude that rates increase. Our projections do not incorporate assumptions of likely customer migration of short-term deposit instruments to long-term, higher rate instruments as rates rise. Such transfer would dampen the majority of the calculated favorable changes. We also utilize the market value of equity as a tool in measuring and managing interest rate risk. The market value of equity is estimated to decline to 7.9 percent when rates increase immediately by 200 basis points, down approximately 160 basis points versus the market of equity calculated with rates stable.
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
Exclusive of deposits assumed in the FDIC-assisted transactions, deposits increased moderately from the third quarter of 2010 to the third quarter of 2011 due to an improved domestic savings rate and a desire by customers to seek safety from uncertain investment instruments.
We occasionally utilize borrowings from the Federal Home Loan Bank of Atlanta as an alternative source of liquidity, and to assist in matching the maturities of longer dated interest-earning assets. At September 30, 2011, we had sufficient collateral pledged to provide access to $892.4 million of additional borrowings. Additionally, we maintain federal funds lines of credit and other borrowing facilities. At September 30, 2011, BancShares had contingent access to $400.0 million in unsecured borrowings through its various sources.
Once we have satisfied our loan demand and other funding needs, residual liquidity is held in cash or invested in overnight investments and investment securities available for sale. Net of amounts pledged for various purposes, the amount of such immediately available balance sheet liquidity approximated $1.47 billion at September 30, 2011 compared to $2.73 billion at December 31, 2010 and $2.68 billion at September 30, 2010. The significant decline in available balance sheet liquidity during 2011 resulted from a material run-off in institutional deposits assumed from United Western and material reductions in deposits assumed at CCB.
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
CURRENT ACCOUNTING AND REGULATORY ISSUES
In July, 2010, the FASB issued Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss (ASU 2010-20). In an effort to provide financial statement users with greater transparency about the allowance for loan and lease losses, ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in the portfolio and how risk is analyzed and assessed in determining the amount of the allowance. Changes in the allowance will also require disclosure. The end-of-period disclosures are effective for BancShares on December 31, 2010 with the exception of disclosures related to troubled debt restructurings that are effective for interim and annual periods beginning after June 15, 2011. The disclosures related to activity during a period are effective during 2011. The provisions of ASU 2010-20 have affected disclosures regarding the allowance for loan and lease losses and troubled debt restructurings, but will have no material impact on financial condition, results of operations or liquidity.
In April, 2011, the FASB issued A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02). In an effort to increase comparability, ASU 2011-02 seeks to clarify when a creditor has granted a concession in a modification and whether a borrower is experiencing financial difficulty. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The provisions of ASU 2011-02 have not had a material impact on the financial condition, results of operations or liquidity of BancShares.
In June, 2011, the FASB issued Comprehensive Income: Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 allows financial statement issuers to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity, which is the presentation method currently utilized by BancShares. The provisions of ASU 2011-05, which will be applied retrospectively for interim periods beginning after December 15, 2011, will affect BancShares' disclosure format, but will not have an impact on BancShares' financial condition, results of operations or liquidity.
In September, 2011, the FASB issued Intangibles - Goodwill and Other Intangible Assets: Testing Goodwill for Impairment (ASU 2011-08), which allows an entity the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that is it more likely than not that the fair value of a reporting unit is less than its carrying amount. Under ASU 2011-08, if, after that assessment is made, an entity determines that it is more likely than not that the carrying value of goodwill is not impaired, then the two-step impairment test is not required. However, if the entity concludes otherwise, the two-step impairment test would be required. The provisions of ASU 2011-08 are effective for interim and annual periods beginning after December 15, 2011, although early adoption is allowed. Adoption of ASU 2011-08 is not expected to have a material impact on BancShares' financial condition, results of operations or liquidity.
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
The legislation also imposes new regulatory capital requirements for banks that will result in the disallowance of qualified trust preferred capital securities as tier 1 capital beginning in 2013. This legislation requires the reduction in tier 1 capital by the amount of qualified trust preferred capital securities in equal increments over a three year period beginning in 2013. BancShares has $265.0 million in trust preferred capital securities that is currently outstanding and included as tier 1 capital. The elimination of $88.3 million from tier 1 capital will be required in each year over the three year period beginning in 2013.
On June 29, 2011 the Board of Governors of the Federal Reserve System issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The issuance of this rule was required by the Dodd-Frank Act. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The Federal Reserve also approved an interim final rule that allows for an upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim final rule. The provisions of this rule are effective on October 1, 2011 and it is expected to have a negative impact on BancShares noninterest income in periods following implementation.
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
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of September 30, 2011, BancShares’ market risk profile has not changed significantly from December 31, 2010. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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
BancShares is constantly monitoring and improving internal controls over financial reporting but no change in BancShares’ internal control over financial reporting occurred during the third quarter of 2011 that had materially affected, or is reasonably likely to materially affect, BancShares’ internal control over financial reporting.

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
Unfavorable economic conditions could adversely affect our business
Our business is highly affected by national, regional and local economic conditions. These conditions cannot be predicted or controlled, and may have a material impact on our operations and financial condition. Unfavorable economic developments including increases in unemployment rates, decreases in real estate values, rapid changes in interest rates, higher loan default and bankruptcy rates, and various other factors could weaken the national economy as well as the economies of specific communities that we serve. Weakness in our market areas, continuation or deepening of current unfavorable economic conditions, or a prolonged recovery could depress our earnings and financial condition because borrowers may not be able to repay their loans, collateral values may fall, and loans that are currently performing may become impaired. Additionally, downgrades to the credit ratings of the issuers of securities held in our investment securities portfolio could result in a reduction of the fair value of our investments.
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
Accretion of fair value discounts arising from our FDIC-assisted transactions may result in volatile interest income and net interest income
Fair value discounts that are recorded at the time an asset is acquired are accreted into interest income based on accounting principles generally accepted in the United States of America. The rate at which those discounts are accreted is unpredictable, the result of various factors including unscheduled prepayments and credit quality improvements that result in a reclassification from nonaccretable to accretable with prospective accretion into interest income. The discount accretion may result in significant volatility in interest income and net interest income.
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
Our current level of free liquidity may come under pressure
Our core deposit base represents our primary source of liquidity, and we normally have the ability to stimulate deposit growth through our reasonable and effective pricing strategies. However, in circumstances where our ability to generate needed liquidity is impaired, we would need access to noncore liquidity sources such as brokered deposits, overnight and other short-term or long-term borrowings. While we maintain access to noncore funding sources, we are dependent on the availability of collateral, the counterparty’s willingness to lend to us, and their liquidity capacity.
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
We continue to encounter technological change
The financial services industry continues to experience an increase in technological complexity required to provide a competitive array of products and services to customers. Our future success depends in part on our ability to satisfactorily invest in and address our technology infrastructure to ensure that we are able to satisfactorily and efficiently provide products and services that meet the needs of our customers. Several of our principal competitors are much larger than we are, and thus have substantially greater resources to invest in their technological capabilities and infrastructure. We may not be able to satisfactorily address our technology needs in a timely and cost-effective manner, which could lead to a material adverse impact on our business, financial condition, and financial results of operations.
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
We use accounting estimates in the preparation of our financial statements
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. Significant estimates include the fair value of acquired assets, allowance for loan and lease losses and the receivable from the FDIC for loss share agreements. Due to the uncertainty of the circumstances relating to these estimates, we may experience more adverse outcomes than originally estimated. The allowance for loan and lease losses may need to be significantly increased. The actual losses or expenses on loans or the losses or expenses not covered under the FDIC agreements may differ from the recorded amounts resulting in charges that could materially affect our results of operations.
Accounting standards may change
The Financial Accounting Standards Board and the Securities and Exchange Commission periodically modify the standards that govern the preparation of our financial statements. In addition, there is continuing interest among standard-setters to converge key provisions of US GAAP with international accounting standards. The nature of these changes is not predictable, and could impact how we record transactions in our financial statements, which could lead to material changes in assets, liabilities, shareholders’ equity, revenues, expenses and net income. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results or a cumulative adjustment to retained earnings. The application of new accounting rules or standards could require us to implement costly technology changes.
Deposit insurance premiums could increase further causing added pressure on our earnings
Deposit insurance premiums payable to the FDIC are highly dependent on the risk rating determined by external regulators and the level of risk assets at each depository institution. Significant changes in these factors could result in a material increase in our insurance premiums.

Integration of our FDIC-assisted acquisitions may be disruptive, and we have no assurance that future acquisitions will be approved
We must receive federal and state regulatory approvals before we can acquire a bank or bank holding company or acquire assets and assume liabilities of failed banks from the FDIC. Prior to granting approval, bank regulators consider, among other factors, the effect of the acquisition on competition, financial condition and future prospects including current and projected capital ratios, the competence, experience and integrity of management, compliance with laws, regulations, contracts and agreements and the convenience and needs of the communities to be served, including the record of compliance under the Community Reinvestment Act. We cannot be certain when or if required regulatory approvals will be granted or what conditions may be imposed by the approving authority.
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
The acquisition gain that we have recorded in our financial statements is subject to adjustment
The acquisition gains recorded during 2011 are preliminary and subject to revision for a period of one year following the acquisition dates. Adjustments to the gains may be recorded based on additional information received after the acquisition date that affected the acquisition date fair values of assets acquired and liabilities assumed. Further downward adjustments in values of assets acquired or increases in values of liabilities assumed on the date of acquisition would lower the acquisition gain.
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
The value of our goodwill may decline
As of September 30, 2011, we had $102.6 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, and the impairment test compares the estimated fair value of a reporting unit with its net book value. A significant decline in our expected future cash flows, a significant adverse change in the business climate, or a sustained decline in the price of our common stock may result in a write-off of impaired goodwill. Such write-off could have a significant impact on our results of operations, but would not impact our capital ratios as such ratios are calculated using tangible capital amounts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASES OF COMMON STOCK
In January 2011 the Board of Directors of First Citizens BancShares, Inc. (BOD) authorized the purchase of up to 50,000 shares of Class B common stock during the period from the date of the resolution through December 31, 2011, to be made in one or more privately negotiated transactions. After the repurchase of 37,688 shares in June 2011, an additional 12,312 shares remain eligible to purchase under this authorization. There are currently no planned or pending purchases.
Further, the BOD approved a stock trading plan (“the Plan”) on July 8, 2011. The Plan provides for the repurchase of up to 100,000 shares of BancShares’ Class A common stock, and up to 25,000 shares of its Class B common stock from time to time through June 30, 2012. Additionally, on October 8, 2011, the BOD authorized the purchase of an additional 100,000 shares of BancShares' Class A common stock under the Plan.
The following table provides the shares of Class A common stock repurchased by BancShares during the three months ended September 30, 2011 as well as shares that may be purchased under publicly announced plans.

Period	Total number of shares purchases	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Repurchases from July 1, 2011 through July 31, 2011	—	$—	—	—
Repurchases from August 1, 2011 through August 31, 2011	43,515	150.31	43,515	—
Repurchases from September 1, 2011 through September 30, 2011	43,824	148.71	43,824	—
Total	87,339	$149.51	87,339	12,661
The following table provides the shares of Class B common stock repurchased by BancShares during the three months ended September 30, 2011 as well as shares that may be purchased under publicly announced plans.

Period	Total number of shares purchases	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Repurchases from July 1, 2011 through July 31, 2011	—	$—	—	—
Repurchases from August 1, 2011 through August 31, 2011	175	153.00	175	—
Repurchases from September 1, 2011 through September 30, 2011	—	—	—	—
Total	175	$153.00	175	24,825

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2011	FIRST CITIZENS BANCSHARES, INC.
(Registrant)

	By:	/s/ KENNETH A. BLACK
Kenneth A. Black
Vice President, Treasurer and Chief Financial Officer