Form 10-Q/A
period 2011-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2011-11-18
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q/A
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

Explanatory Note
This Form 10-Q/A is being filed by First Citizens BancShares (the “Company”) as an Amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2011 (the “Original Form 10-Q”) to correct the period ended date of the report as referenced in the certifications required by Exchange Act Rule 13a-14(b) or 15d-14(b) which are attached as Exhibits 32.1 and 32.2. Those certifications in the Original Form 10-Q inadvertently reflected the period ended dates as June 30, 2011 rather than September 30, 2011. No other information contained in the Original Form 10-Q is being amended.
Except as stated herein, no other revisions are being made in the Company's Original Form 10-Q.

This Form 10-Q/A does not reflect events occurring after the filing of the Company's Original Form 10-Q on November 9, 2011, and no attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the Original Form 10-Q.

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
Table 10 provides details concerning the allowance for loan and lease losses during the past five quarters.

Allowance for Loan and Lease Loss Experience and Risk Elements							Table 10
	2011			2010		Nine months ended September 30
	Third	Second	First	Fourth	Third
(dollars in thousands; unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	2011	2010
Allowance for loan and lease losses at beginning of period	$250,050	$232,597	$227,765	$218,046	$188,169	$227,765	$172,282
Adjustment resulting from adoption of change in accounting for QSPEs and controlling financial interests effective January 1, 2010	—	—	—	—	—	—	681
Provision for loan and lease losses:
Covered by loss share agreements	30,317	41,196	32,557	24,411	42,597	104,070	62,461
Not covered by loss share agreements	14,311	12,781	11,862	10,480	17,276	38,954	46,168
Net charge-offs of loans and leases:
Charge-offs	(42,314)	(38,222)	(41,606)	(27,134)	(31,172)	(122,142)	(67,774)
Recoveries	1,820	1,698	2,019	1,962	1,176	5,537	4,228
Net charge-offs of loans and leases	(40,494)	(36,524)	(39,587)	(25,172)	(29,996)	(116,605)	(63,546)
Allowance for loan and lease losses at end of period	$254,184	$250,050	$232,597	$227,765	$218,046	$254,184	$218,046
Allowance for loan and lease losses at end of period allocated to loans and leases:
Covered by loss share agreements	$75,050	$69,435	$54,629	$51,248	$43,028	$75,050	$43,028
Not covered by loss share agreements	179,134	180,615	177,968	176,517	175,018	179,134	175,018
Allowance for loan and lease losses at end of period	$254,184	$250,050	$232,597	$227,765	$218,046	$254,184	$218,046
Detail of net charge-offs of loans and leases:
Covered by loss share agreements	$24,702	$26,390	$29,176	$16,192	$15,575	$80,268	$22,933
Not covered by loss share agreements	15,792	10,134	10,411	8,980	14,421	36,337	40,613
Total net charge-offs	$40,494	$36,524	$39,587	$25,172	$29,996	$116,605	$63,546
Reserve for unfunded commitments	$7,962	$7,854	$7,512	$7,246	$7,623	$7,962	$7,623
Average loans and leases:
Covered by loss share agreements	2,500,807	2,490,964	2,464,277	2,096,312	2,257,888	2,458,184	2,278,198
Not covered by loss share agreements	11,672,417	11,537,145	11,439,777	11,544,750	11,659,390	11,508,223	11,675,699
Loans and leases at period-end:
Covered by loss sharing agreements	2,557,450	2,399,738	2,628,409	2,007,452	2,222,660	2,557,450	2,222,660
Not covered by loss sharing agreements	11,603,526	11,528,854	11,425,312	11,480,577	11,545,309	11,603,526	11,545,309
Risk Elements
Nonaccrual loans and leases:
Covered by loss share agreements	$291,890	$267,333	$223,617	$194,315	$264,653	$291,890	$264,653
Not covered by loss share agreements	59,603	73,441	79,856	78,814	84,753	59,603	84,753
Other real estate:
Covered by loss share agreements	160,443	150,636	137,479	112,748	99,843	160,443	99,843
Not covered by loss share agreements	48,616	49,028	49,584	52,842	47,524	48,616	47,524
Troubled debt restructurings:
Covered by loss share agreements	92,987	61,880	44,603	56,398	65,417	92,987	65,417
Not covered by loss share agreements	86,406	86,929	77,376	64,995	53,374	86,406	53,374
Total nonperforming assets	$739,945	$689,247	$612,515	$560,112	$615,564	$739,945	$615,564
Nonperforming assets covered by loss share agreements	$545,320	$479,849	$405,699	$363,461	$429,913	$545,320	$429,913
Nonperforming assets not covered by loss share agreements	194,625	209,398	206,816	196,651	185,651	194,625	185,651
Total nonperforming assets	$739,945	$689,247	$612,515	$560,112	$615,564	$739,945	$615,564
Ratios
Net charge-offs (annualized) to average loans and leases:
Covered by loss share agreements	3.92%	4.25%	4.80%	3.13%	2.80%	4.37%	1.35%
Not covered by loss share agreements	0.54	0.35	0.37	0.31	0.49	0.42	0.47
Allowance for loan and lease losses to total loans and leases:
Covered by loss share agreements	2.93	2.89	2.08	2.55	1.94	2.93	1.94
Not covered by loss share agreements	1.54	1.57	1.56	1.54	1.52	1.54	1.52
Nonperforming assets to total loans and leases plus other real estate:
Covered by loss share agreements	20.06	18.81	14.67	17.14	18.51	20.06	18.51
Not covered by loss share agreements	1.67	1.81	1.80	1.71	1.60	1.67	1.60
Total	5.15	4.88	4.30	4.10	4.42	5.15	4.42

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

Date:	November 17, 2011		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ KENNETH A. BLACK
Kenneth A. Black
Vice President, Treasurer and Chief Financial Officer