Form 10-K
period 2011-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2012-03-07
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Commission File Number 001-16715
  _________________________________________________________________
FIRST CITIZENS BANCSHARES, INC.
(Exact name of Registrant as specified in the charter)

Delaware	56-1528994
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

4300 Six Forks Road
Raleigh, North Carolina 27609
(Address of Principal Executive Offices, Zip Code)

(919) 716-7000
(Registrant’s Telephone Number, including Area Code)
 _________________________________________________________________

Securities registered pursuant to:
Section 12(b) of the Act:	Class A Common Stock, Par Value $1
Section 12(g) of the Act:	Class B Common Stock, Par Value $1
(Title of Class)
  _________________________________________________________________
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,139,006,602.

On February 29, 2012, there were 8,644,307 outstanding shares of the Registrant’s Class A Common Stock and 1,639,812 outstanding shares of the Registrant’s Class B Common Stock.

Portions of the Registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated in Part III of this report.

CROSS REFERENCE INDEX

			Page
PART 1	Item 1	Business	3
	Item 1A	Risk Factors	9
	Item 1B	Unresolved Staff Comments	None
	Item 2	Properties	13
	Item 3	Legal Proceedings	13
PART II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
	Item 6	Selected Financial Data	16
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
	Item 7A	Quantitative and Qualitative Disclosure About Market Risk	54
	Item 8	Financial Statements and Supplementary Data
		Management’s Annual Report on Internal Control over Financial Reporting	63
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	64
		Report of Independent Registered Public Accounting Firm	66
		Consolidated Balance Sheets at December 31, 2011 and 2010	67
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2011	68
		Consolidated Statements of Comprehensive Income	69
		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2011	70
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2011	71
		Notes to Consolidated Financial Statements	72
		Quarterly Financial Summary for 2011 and 2010	56
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	61
	Item 9B	Other Information	None
PART III	Item 10	Directors, Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions and Director Independence	*
	Item 14	Principal Accounting Fees and Services	*
PART IV	Item 15	Exhibits, Financial Statement Schedules
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable, except as referred to in Item 8.	None
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.	125

* Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Code of Ethics,’ ‘Committees of our Board—General,’ and ‘—Audit and Compliance Committee’, ‘Executive Officers’ and ‘Section 16(a) Beneficial Ownership Reporting Compliance’ from the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders (2012 Proxy Statement) .
Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Compensation Committee Report,’ ‘Compensation Discussion and Analysis,’ ‘Executive Compensation,’ and ‘Director Compensation,’ of the 2012 Proxy Statement.
Information required by Item 12 is incorporated herein by reference to the information that appears under the heading ‘Beneficial Ownership of Our Common Stock’ of the 2012 Proxy Statement.
Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2012 Proxy Statement.
Information required by Item 14 is incorporated by reference to the information that appears under the caption ‘Services and Fees During 2011 and 2010’ of the 2012 Proxy Statement.

Business

General

First Citizens BancShares, Inc. (BancShares) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (FCB), its banking subsidiary. FCB opened in 1898 as the Bank of Smithfield, Smithfield, North Carolina, and later became First-Citizens Bank & Trust Company.

On April 28, 1997, BancShares launched IronStone Bank (ISB), a federally-chartered thrift institution that originally operated under the name Atlantic States Bank. Initially, ISB operated in the counties surrounding Atlanta, Georgia, but gradually expanded into other high-growth markets in urban areas throughout the United States. On January 7, 2011 ISB was merged into FCB resulting in a single banking subsidiary of BancShares. As of December 31, 2011, FCB operated 430 branches in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Washington, California, Florida, Georgia, Texas, Arizona, New Mexico, Oregon, Colorado, Oklahoma, Kansas, Missouri and Washington, DC.

During 2011, 2010 and 2009, FCB acquired the assets and assumed the liabilities of six institutions through FDIC-assisted transactions. These transactions have allowed FCB to enter new markets and expand its presence in other markets. These transactions have resulted in acquisition gains of $150.4 million, $136.0 million, and $104.4 million for the years ended December 31, 2011, 2010 and 2009 respectively. A summary of the FDIC-assisted transactions is provided in the table below.

			Fair value of
Entity	Date of transaction	Primary markets	Loans acquired	Deposits assumed
			(thousands)
Colorado Capital Bank (CCB)	July 8, 2011	Central Colorado	$320,789	$606,501
United Western Bank (United Western)	January 21, 2011	Denver, Colorado area	759,351	1,604,858
Sun American Bank (SAB)	March 5, 2010	Southern Florida	290,891	420,012
First Regional Bank (First Regional)	January 29, 2010	Los Angeles, California area	1,260,249	1,287,719
Venture Bank (VB)	September 11, 2009	Washington State	456,995	709,091
Temecula Valley Bank (TVB)	July 17, 2009	Southern California	855,583	965,431
Total			$3,943,858	$5,593,612

BancShares' market areas enjoy a diverse employment base, including, in various locations, manufacturing, service industries, agricultural, wholesale and retail trade, technology and financial services. BancShares believes its current market areas will support future growth in loans and deposits. BancShares maintains a community bank approach to providing customer service, a competitive advantage that strengthens our ability to effectively provide financial products and services to individuals and businesses in our markets. However, like larger banks, BancShares has the capacity to offer most financial products and services that our customers require.

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

FCB’s primary deposit markets are North Carolina and Virginia. FCB’s deposit market share in North Carolina was 4.3 percent as of June 30, 2011 based on the FDIC Deposit Market Share Report. Based on this ranking of deposits, FCB was the fourth largest bank in North Carolina. The three banks larger than FCB based on deposits in North Carolina as of June 30, 2011, controlled 73.4 percent of North Carolina deposits. In Virginia, FCB was the 19th largest bank with a June 30, 2011 deposit market share of 0.6 percent. The 18 larger banks represent 84.3 percent of total deposits in Virginia as of June 30, 2011. The distribution of FCB branches as of December 31, 2011 is provided in the table below.

December 31, 2011
State	Branches
North Carolina	273
Virginia	49
California	22
Florida	20
Georgia	15
Colorado	11
Washington	10
Texas	7
Tennessee	6
West Virginia	5
Arizona	2
New Mexico	2
Oklahoma	2
Oregon	2
District of Columbia	1
Kansas	1
Maryland	1
Missouri	1
Total Branches	430

FCB seeks to meet the needs of both individuals and commercial entities in its market areas. Services, offered at most offices, include taking of deposits, cashing of checks, and providing for individual and commercial cash needs; numerous checking and savings plans; commercial, business and consumer lending; a full-service trust department; and other activities incidental to commercial banking. FCB also provides various processing and operational services to approximately 60 other banks. FCB’s wholly-owned subsidiary, First Citizens Investor Services, Inc. (FCIS), provides various investment products, including annuities, discount brokerage services and third-party mutual funds to customers primarily through the bank's branch network. Other subsidiaries are not material to BancShares’ consolidated financial position or to consolidated net income.

The financial services industry is highly competitive and the ability of non-bank financial entities to provide services previously reserved for commercial banks has intensified competition. Traditional commercial banks are subject to significant competitive pressure from multiple types of financial institutions. This competitive pressure is perhaps most acute in wealth management and payments processing. Non-banks and other diversified financial conglomerates have developed powerful and focused franchises, which have eroded traditional commercial banks’ market share of both balance sheet and fee-based products. As the banking industry continues to consolidate, the degree of competition that exists in the banking market will be affected by the elimination of some regional and local institutions. Since 2008, asset quality challenges, capital erosion and a general inability to find reliable sources of new capital and a severe global economic recession have compelled many banks to merge and have led to bank failures that have had a significant impact on the competitive environment. We anticipate that industry consolidation will continue in the foreseeable future.

At December 31, 2011, BancShares and its subsidiaries employed a full-time staff of 4,417 and a part-time staff of 660 for a total of 5,077 employees.

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

Our Chairman of the Board and Chief Executive Officer, Frank B. Holding, Jr., is the grandson of Robert P. Holding. Hope H. Connell, the Vice Chairman of BancShares and FCB, is Robert P. Holding’s granddaughter. Frank B. Holding, son of Robert P. Holding and father of Frank B. Holding, Jr. and Hope H. Connell, is our Executive Vice Chairman. Carmen Holding Ames, a granddaughter of Robert P. Holding, is a member of our board of directors.

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

Various members of the Holding family, including those members who serve as our directors and in management positions, and certain of their related parties (including trusts established for their benefit), may be considered to beneficially own, in the aggregate, approximately 41.6 percent of the outstanding shares of our Class A common stock and approximately 82.8 percent of the outstanding shares of our Class B common stock, together representing approximately 72.4 percent of the voting control of BancShares.

Statistical information regarding our business activities is found in Management’s Discussion and Analysis.

Regulatory Considerations

The business and operations of BancShares and FCB are subject to significant federal and state governmental regulation and supervision. BancShares is a financial holding company registered with the Federal Reserve Board (FRB) under the Bank Holding Company Act of 1956, as amended. It is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB.

FCB is a state-chartered bank, subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the North Carolina Commissioner of Banks. Deposit obligations are insured by the FDIC to the maximum legal limits.

The various regulatory authorities supervise all areas of FCB including loans, allowances for loan and lease losses, mergers and acquisitions, the payment of dividends, various compliance matters and other aspects of its operations. The regulators conduct regular examinations, and FCB must furnish periodic reports to its regulators containing detailed financial and other information.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The Dodd-Frank Act implements far-reaching regulatory reform. Some of the more significant implications of the Dodd-Frank Act are summarized below:

•
Established centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (CFPB), responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•	Established the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies;

•
Required financial holding companies to be well-capitalized and well managed as of July 21, 2011; bank holding companies and banks must also be both well-capitalized and well managed in order to acquire banks located outside their home state;

•
Disallowed the ability of banks and holding companies with more than $10 billion in assets to include trust preferred securities as tier 1 capital; this provision will be applied over a three-year period beginning January 1, 2013;

•	Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;

•	Eliminated the ceiling on the size of the deposit insurance fund (DIF) and increased the floor on the size of the DIF;

•	Required large, publicly traded bank holding companies to create a board-level risk committee responsible for the oversight of enterprise risk management;

•	Required implementation of corporate governance revisions;

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

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to financial institutions and consumers. The provision of the legislation related to allowable fees that may be charged for debit transactions has resulted in materially reduced revenue derived from debit cards while the repeal of the prohibition on the payment of interest on demand deposits is likely to increase the costs associated with certain deposit instruments.

Provisions within the Dodd-Frank Act related to the disallowance of our ability to include trust preferred securities as tier 1 capital will affect our capital ratios beginning in 2013. At December 31, 2011, BancShares had $243.5 million of trust preferred securities outstanding. Beginning in 2013 and continuing in each of the following two years, one-third or $81.2 million of the trust preferred securities will be disallowed from tier 1 capital. Elimination of the full $243.5 million of trust preferred securities from the December 31, 2011 capital structure would result in a proforma tier 1 leverage ratio of 8.73 percent, a proforma tier 1 risk-based ratio of 13.60 percent and a proforma total risk-based ratio of 15.46 percent. Although these are significant decreases from the amounts reported as of December 31, 2011, BancShares would continue to remain well-capitalized under current regulatory guidelines.

During 2008, in response to widespread concern about weakness within the banking industry, the Emergency Economic Stabilization Act was enacted, providing expanded insurance protection to depositors. In addition, the U.S. Treasury created the TARP Capital Purchase Program to provide qualifying banks with additional capital. The FDIC created the Temporary Liquidity Guarantee Program (TLGP), which allowed banks to purchase a guarantee for newly-issued senior unsecured debt and provided expanded deposit insurance benefits to certain noninterest-bearing accounts. Due to our strong capital ratios, we did not apply for additional capital under the TARP Capital Purchase Program. We also did not participate in the TLGP debt guarantee program, but did elect to participate in the TLGP expansion of deposit insurance. We continued to participate in the expanded deposit insurance program until the program was terminated.

Under the Federal Deposit Insurance Reform Act of 2005 (FDIRA), the FDIC uses a risk-based assessment system to determine the amount of a bank’s deposit insurance assessment based on an evaluation of the probability that the DIF will incur a loss with respect to that bank. The evaluation considers risks attributable to different categories and concentrations of the bank’s assets and liabilities and other factors the FDIC considers to be relevant, including information obtained from federal and state banking regulators.

The FDIC is responsible for maintaining the adequacy of the DIF, and the amount paid by a bank for deposit insurance is influenced not only by the assessment of the risk it poses to the DIF, but also by the adequacy of the insurance fund to cover the risk posed by all insured institutions. FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the DIF. A rate increase and special assessment was imposed on insured financial institutions in 2009 due to the high level of bank failures, and the elevated rates continued during 2010. During 2011, a new risk-based assessment model was introduced and future changes in our risk profile could impact our assessment costs. Under the provisions of the FDIRA, the FDIC may terminate a bank’s deposit insurance if it finds that the bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated applicable laws, regulations, rules, or orders.

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

BancShares is required to comply with the capital adequacy standards established by the FRB, and FCB is subject to capital adequacy standards established by the FDIC. The FRB and FDIC have promulgated risk-based capital and leverage capital guidelines for determining the adequacy of the capital of a bank holding company or a bank, and all applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance with these capital requirements. The FRB intends to issue during 2012 proposed regulations to implement the minimum capital standards of the Basel Committee on Banking Supervision including Basel III.

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

Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered bank that has a total capital ratio of 10.0 percent or greater, a tier 1 capital ratio of 6.0 percent or greater, a leverage ratio of 5.0 percent or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well-capitalized.” As of December 31, 2011, FCB is well-capitalized.

Under regulations of the FRB, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. Because required reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank or with a qualified correspondent bank, the effect of the reserve requirement is to reduce the amount of FCB's assets that are available for lending or other investment activities.

With respect to acquired loans and other real estate that are subject to various loss share agreements, the FDIC also has responsibility for reviewing various reimbursement claims we submit for losses or expenses we have incurred in conjunction with the resolution of acquired assets.

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

Under the Community Reinvestment Act, as implemented by regulations of the federal bank regulatory agencies, an insured bank has a continuing and affirmative obligation, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods.

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

Available Information

BancShares does not have its own separate Internet website. However, FCB’s website (www.firstcitizens.com) includes a hyperlink to the SEC’s website where the public may obtain copies of BancShares’ annual reports on Form 10-K, quarterly reports on 10-Q, current reports on Form 8-K, and amendments to those reports, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Interested parties may also directly access the SEC’s website that contains reports and other information that BancShares files electronically with the SEC. The address of the SEC’s website is www.sec.gov.

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

Unfavorable economic conditions could continue to adversely affect our business

Our business is highly affected by national, regional and local economic conditions. These conditions cannot be predicted or controlled, and may have a material impact on our operations and financial condition. Unfavorable economic developments over the course of the last three years have resulted in negative effects on the business, risk profile, financial condition and results of operations of financial institutions in the United States including BancShares and FCB. Continued unfavorable economic conditions could weaken the national economy further as well as the economies of specific communities that we serve. Further deterioration in our market areas could depress our earnings and have an adverse impact on our financial condition and capital adequacy.

Weakness in real estate markets have adversely impacted our business and our results of operations and may continue to do so

Lower real estate values used as collateral for loans have resulted in reduced demand for loans secured by real estate assets. Such declining values have caused higher delinquencies and losses on various loan products, especially our non-commercial revolving mortgage loan portfolio. The revolving mortgage portfolio is comprised principally of loans secured by junior liens, and thus lower real estate values for collateral underlying these loans has, in many cases, resulted in the junior lien loan being collateralized by significantly reduced equity. In some cases, the outstanding balance of the senior lien is in excess of the value of the collateral resulting in a junior lien loan that is in effect unsecured.

Further declines in values, weak home sales activity, unfavorable economic conditions, and specifically high rates of unemployment could result in greater delinquency, write-downs or charge-offs in future periods which could have a material adverse impact on our results of operations and capital adequacy.

Accretion of fair value discounts may result in volatile interest income and net interest income

Fair value discounts that are recorded at the time an asset is acquired are accreted into interest income based on accounting principles generally accepted in the United States of America. The rate at which those discounts are accreted is unpredictable, the result of various factors including unscheduled prepayments and credit quality improvements that result in a reclassification from nonaccretable difference to accretable yield with prospective accretion into interest income. The discount accretion may result in significant volatility in interest income and net interest income.

To the extent that the changes in interest income and net interest income are attributable to improvements in credit quality of acquired loans, there will generally be a proportionate adjustment to the FDIC receivable that will be offset by an entry to noninterest income.

Reimbursements under loss share agreements are subject to FDIC oversight and interpretation and contractual term limitations

The FDIC-assisted transactions completed during 2011, 2010 and 2009 include significant protection to FCB from the exposures to prospective losses on certain assets that are covered under loss share agreements with the FDIC. These loss share agreements impose certain obligations on us that, in the event of noncompliance, could result in the delay or disallowance of some or all of our rights under those agreements. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for noncompliance. The loss share agreements are subject to interpretation by both the FDIC and FCB, and disagreements may arise regarding coverage of losses, expenses and contingencies. Additionally, losses that are currently projected to occur during the loss share term may not occur until after the expiration of the applicable agreement and those losses could have a material impact on results of operations in future periods.

We are subject to extensive oversight and regulation that continues to change

We and FCB are subject to extensive federal and state banking laws and regulations. These laws and regulations primarily focus on the protection of depositors, federal deposit insurance funds, and the banking system as a whole rather than the protection of security holders. Federal and state banking regulators possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums, increased expenses, reductions in fee income and limitations on activities that could have a material adverse effect on our results of operations.

The Dodd-Frank Act instituted significant changes to the overall regulatory framework for financial institutions including the creation of the CFPB that will impact BancShares and FCB. During the fourth quarter of 2011, limitations on debit card interchange fees became effective. Beginning January 1, 2013, a portion of our long-term borrowings that currently qualify as tier 1 capital will cease to be included in tier 1 capital.

In September 2010, the Basel Committee on Banking Supervision announced new global regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for bank holding companies, through a combination of higher minimum capital requirements, new capital conservation buffers, and more conservative definitions of capital and exposure. If adopted by US regulators, the more strenuous capital requirements under Basel III could potentially limit our ability to fund future acquisitions or expand our business.

We encounter significant competition

We compete with other banks and specialized financial service providers in our market areas. Our primary competitors include local, regional and national banks and savings associations, credit unions, commercial finance companies, various wealth management providers, independent and captive insurance agencies, mortgage companies and non-bank providers of financial services. Some of our larger competitors, including banks that have a significant presence in our market areas, have the capacity to offer products and services we do not offer. Some of our competitors operate in a regulatory environment that is significantly less stringent than the one in which we operate, or are not subject to federal and state income taxes. The fierce competitive pressure that we face tends to reduce pricing for many of our products and services to levels that are marginally profitable.

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

We are subject to interest rate risk

Our results of operations and cash flows are highly dependent upon our net interest income. Interest rates are sensitive to economic and market conditions that are beyond our control, including the actions of the Federal Reserve Board’s Federal Open Market Committee. Changes in monetary policy could influence our interest income and interest expense as well as the fair value of our financial assets and liabilities. If the changes in interest rates on our interest-earning assets are not roughly equal to the changes in interest rates paid on our interest-bearing liabilities, our net interest income and therefore our net income could be adversely impacted.

Even though we maintain what we believe to be an adequate interest rate risk monitoring system, the forecasts of future net interest income in the system are estimates and may be inaccurate. The shape of the yield curve may change differently than we forecasted, and we cannot accurately predict changes in interest rates or actions by the Federal Open Market Committee that may have a direct impact on market interest rates.

Our current level of balance sheet liquidity may come under pressure

Our deposit base represents our primary source of core funding and thus balance sheet liquidity. We normally have the ability to stimulate core deposit growth through reasonable and effective pricing strategies. However, in circumstances where our ability to generate needed liquidity is impaired, we would need access to noncore funding such as advances from the Federal Home Loan Bank, fed funds purchased, and brokered deposits. While we maintain access to noncore funding sources, we are dependent on the availability of collateral, the counterparty’s willingness to lend to us, and their liquidity capacity.

We face significant operational risks in our businesses

Our ability to adequately conduct and grow our business is dependent on our ability to create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways including employee fraud, customer fraud, and control lapses in bank operations and information technology. Our dependence on our employees and automated systems, including the automated systems used by acquired entities and third parties, to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. Failure to maintain an appropriate operational infrastructure can lead to loss of service to customers, legal actions, and noncompliance with various laws and regulations.

Our business could suffer if we fail to attract and retain skilled people

FCB's success depends primarily on its ability to attract and retain key people. Competition is intense for people who we believe will be successful in developing and attracting new business and/or managing critical support functions for FCB. Our historical lack of providing compensation to key people through annual cash incentives, incentive stock awards or long-term incentive awards creates unique challenges to our attraction and retention of key people. We may not be able to hire the best people or retain them for an adequate period of time after their hire date.

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

We are subject to information security risks

We maintain and transmit large amounts of sensitive information electronically including personal and financial information of our customers. While we maintain strict information security standards, unauthorized access and use of this data could lead to a material adverse impact on our business, financial condition, and financial results of operations.

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

We are subject to litigation risks that may be uninsured

We face litigation risks as principal and fiduciary from customers, employees, vendors, federal and state regulatory agencies, and other parties who may seek to assert single or class action liabilities against us. The frequency of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us may have material adverse financial effects or cause significant reputational harm. Although we carry insurance to mitigate our exposure to certain litigation risks, litigation could nevertheless adversely affect our results of operations.

We use accounting estimates in the preparation of our financial statements

The preparation of our financial statements in conformity with accounting principles generally accepted in the United

States of America requires management to make significant estimates that affect the financial statements. Significant estimates include the allowance for loan and lease losses, the fair values of acquired loans, and OREO both at acquisition date and in subsequent periods, and the related receivable from the FDIC for loss share agreements. Due to the uncertainty of the circumstances relating to these estimates, we may experience more adverse outcomes than originally estimated. The allowance for loan and lease losses may need to be significantly increased. The actual losses or expenses on loans or the losses or expenses not covered under the FDIC agreements may differ from the recorded amounts resulting in charges that could materially affect our results of operations.

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

 Integration of our FDIC-assisted acquisitions may be disruptive

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

Our ability to generate future acquisition gains is uncertain
During 2011, 2010, and 2009, a significant portion of our earnings have been derived from acquisition gains resulting from FDIC-assisted transactions that may not occur in future periods. Our ability to participate in future FDIC-assisted transactions is dependent on several factors including regulatory approval, access to sufficient liquidity to fund the transactions, capital adequacy, and availability of profitable opportunities that meet our strategic objectives. Inability to execute profitable transactions could have a negative impact on our ability to generate additional capital through current earnings.

Our access to capital is limited which could impact our future growth

Based on existing capital levels, BancShares and FCB maintain well-capitalized ratios under current leverage and risk-based capital standards including the impact of the acquisitions in 2011, 2010 and 2009. Historically, our primary capital sources have been retained earnings and debt issued through both private and public markets including trust preferred securities and subordinated debt. The Dodd-Frank Act contains provisions that will eliminate our inclusion of $243.5 million of trust preferred securities in tier 1 risk-based capital beginning January 1, 2013 with total elimination on January 1, 2015. The inability to include the trust preferred securities in tier 1 risk-based capital may lead us to redeem a portion or all of the securities prior to their scheduled maturity dates. Since we have not historically raised capital through new issues of our common stock, we seek to replace the tier 1 capital provided by the trust preferred securities in part through acquisition gains arising from FDIC-assisted transactions. A lack of ready access to adequate amounts of tier 1 capital could limit our ability to consummate additional acquisitions, make new loans, meet our existing lending commitments, and could potentially affect our liquidity and capital adequacy.

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

The market price of our stock may be volatile

Although publicly traded, our common stock has substantially less liquidity and public float than other large publicly traded financial services companies as well as average companies listed on the NASDAQ National Market System. A relatively small percentage of our common stock is actively traded with average daily volume during 2011 of approximately 11,000 shares. This low liquidity increases the price volatility of our stock which may make it difficult for our shareholders to sell or buy our common stock when they deem a transaction is warranted at a price that they believe is attractive.

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

The value of our goodwill may decline

As of December 31, 2011, we had $102.6 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, and the impairment test compares the estimated fair value of a reporting unit with its net book value. A significant decline in our expected future cash flows, a significant adverse change in the business climate, or a sustained decline in the price of our common stock may result in an impairment charge related to our goodwill. Such write-off could have a significant impact on our results of operations, but would not impact our capital ratios as such ratios are calculated using tangible capital amounts.

Properties

As of December 31, 2011, FCB operated branch offices at 430 locations in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Florida, Georgia, Texas, Arizona, California, New Mexico, Colorado, Oregon, Washington, Oklahoma, Kansas, Missouri and Washington, DC. FCB owns many of the buildings and leases other facilities from third parties.

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

Additional information relating legal proceedings is set forth in Note T of BancShares’ Notes to Consolidated Financial Statements.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BancShares has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share. BancShares’ Class A common stock is listed on the NASDAQ Global Select Market under the symbol FCNCA. The Class B common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol FCNCB. As of December 31, 2011, there were 1,766 holders of record of the Class A common stock and 327 holders of record of the Class B common stock. The market for Class B common stock is extremely limited. On many days, there is no trading and, to the extent there is trading, it is generally low in volume.

The average monthly trading volume for the Class A common stock was 234,082 shares for the fourth quarter of 2011 and 255,900 shares for the year ended December 31, 2011. The Class B common stock monthly trading volume averaged 5,370 shares in the fourth quarter of 2011 and 2,421 shares for the year ended December 31, 2011.

The per share cash dividends declared by BancShares on both the Class A and Class B common stock and the high and low sales prices for each quarterly period during 2011 and 2010 are set forth in the following table.

	2011				2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Cash dividends (Class A and Class B)	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30
Class A sales price
High	180.25	191.66	204.89	208.55	198.06	199.79	213.99	213.48
Low	138.71	137.10	176.48	188.81	173.89	165.36	186.40	164.26
Class B sales price
High	189.00	193.00	207.69	208.50	199.99	205.00	211.09	212.99
Low	146.00	153.00	184.00	191.25	178.10	177.10	195.00	165.00

Sales prices for Class A common were obtained from the NASDAQ Global Select Market. Sales prices for Class B common were obtained from the OTC Bulletin Board.

A cash dividend of 30.0 cents per share was declared by the Board of Directors on January 23, 2012, payable April 2, 2012, to holders of record as of March 15, 2012. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. BancShares’ principal source of liquidity for payment of shareholder dividends is the dividend it receives from FCB. FCB is subject to various requirements under federal and state banking laws that restrict the payment of dividends and its ability to lend to BancShares. Subject to the foregoing, it is currently management’s expectation that comparable cash dividends will continue to be paid in the future.

In January 2011, our Board of Directors authorized the purchase of up to 50,000 shares of our Class B common stock during the period from the date of the resolution through December 31, 2011, to be made in one or more privately negotiated transactions. The repurchase of 37,688 shares was made in June 2011 under this authorization.

Further, our Board of Directors approved a stock trading plan ("the Plan") on July 8, 2011. The Plan provides for the repurchase of up to 100,000 shares of BancShares' Class A common stock, and up to 25,000 shares of its class B common stock from time to time through June 30, 2012. Additionally, on October 8, 2011 the Board of Directors authorized an additional 100,000 shares of BancShares' Class A common stock under the Plan. During the year ended December 31, 2011, 112,471 shares of Class A common stock and 175 shares of Class B common stock were repurchased under the Plan. The Board’s action approving share repurchases does not obligate us to acquire any particular amount of shares, and purchases may be suspended or discontinued at any time. Any shares of stock that are repurchased will be canceled. BancShares did not issue, sell or repurchase any Class A or Class B common stock during 2010.

The following table provides the shares of Class A common stock repurchased by BancShares during the three month period ended December 31, 2011 as well as shares that may be purchased under publicly announced plans.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Repurchases from October 1, 2011 through October 31, 2011	25,132	$148.03	25,132	—
Repurchases from November 1, 2011 through November 30, 2011	—	—	—	—
Repurchases from December 1, 2011 through December 31, 2011	—	—	—	—
Total	25,132	$148.03	25,132	87,529

There were no repurchases on Class B common stock during the three month period ended December 31, 2011 and 24,825 shares of Class B common stock remain authorized for repurchase as of December 31, 2011.

The following graph compares the cumulative total shareholder return (CTSR) of our Class A common stock during the previous five years with the CTSR over the same measurement period of the Nasdaq-Banks Index and the Nasdaq-U.S. Index. Each trend line assumes that $100 was invested on December 31, 2006, and that dividends were reinvested for additional shares.

NASDAQ Market
CTSR Total Returns

$150
$130
$110
$90
$70
$50
$30
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
FCNCA
Nasdaq Bank
Nasdaq US

		12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
◆	FCNCA	$100	73	76	83	96	89
●	Nasdaq - Bank Index	$100	79	58	48	57	51
■	Nasdaq - US Index	$100	108	66	95	113	114

Table 1
FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

	2011	2010	2009	2008	2007
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$1,015,159	$969,368	$738,159	$813,351	$902,181
Interest expense	144,192	195,125	227,644	314,945	423,714
Net interest income	870,967	774,243	510,515	498,406	478,467
Provision for loan and lease losses	232,277	143,519	79,364	65,926	32,939
Net interest income after provision for loan and lease losses	638,690	630,724	431,151	432,480	445,528
Gains on acquisitions	150,417	136,000	104,434	—	—
Other noninterest income	313,949	270,214	299,017	307,506	291,832
Noninterest expense	792,925	733,376	651,503	600,382	569,806
Income before income taxes	310,131	303,562	183,099	139,604	167,554
Income taxes	115,103	110,518	66,768	48,546	58,937
Net income	$195,028	$193,044	$116,331	$91,058	$108,617
Net interest income, taxable equivalent	$874,727	$778,382	$515,446	$505,151	$486,144
PER SHARE DATA
Net income	$18.80	$18.50	$11.15	$8.73	$10.41
Cash dividends	1.20	1.20	1.20	1.10	1.10
Market price at December 31 (Class A)	174.99	189.05	164.01	152.80	145.85
Book value at December 31	180.97	166.08	149.42	138.33	138.12
SELECTED AVERAGE BALANCES
Total assets	$21,135,572	$20,841,180	$17,557,484	$16,403,717	$15,919,222
Investment securities	4,215,761	3,641,093	3,412,620	3,112,717	3,112,172
Loans and leases	14,050,453	13,865,815	12,062,954	11,306,900	10,513,599
Interest-earning assets	18,824,668	18,458,160	15,846,514	14,870,501	14,260,442
Deposits	17,776,419	17,542,318	14,578,868	13,108,246	12,659,236
Interest-bearing liabilities	15,044,889	15,235,253	13,013,237	12,312,499	11,883,421
Long-term obligations	766,509	885,145	753,242	607,463	405,758
Shareholders’ equity	$1,811,520	$1,672,238	$1,465,953	$1,484,605	$1,370,617
Shares outstanding	10,376,445	10,434,453	10,434,453	10,434,453	10,434,453
SELECTED PERIOD-END BALANCES
Total assets	$20,881,493	$20,806,659	$18,466,063	$16,745,662	$16,212,107
Investment securities	4,058,245	4,512,608	2,932,765	3,225,194	3,236,835
Loans and leases:
Covered under loss share agreements	2,362,152	2,007,452	1,173,020	—	—
Not covered under loss share agreements	11,581,637	11,480,577	11,644,999	11,649,886	10,888,083
Interest-earning assets	18,529,548	18,487,960	16,541,425	15,119,095	14,466,948
Deposits	17,577,274	17,635,266	15,337,567	13,713,763	12,928,544
Interest-bearing liabilities	14,548,389	15,015,446	13,561,924	12,441,025	12,118,967
Long-term obligations	687,599	809,949	797,366	733,132	404,392
Shareholders’ equity	$1,861,128	$1,732,962	$1,559,115	$1,443,375	$1,441,208
Shares outstanding	10,284,119	10,434,453	10,434,453	10,434,453	10,434,453
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets	0.92%	0.93%	0.66%	0.56%	0.68%
Rate of return on average shareholders’ equity	10.77	11.54	7.94	6.13	7.92
Net yield on interest-earning assets (taxable equivalent)	4.65	4.22	3.25	3.40	3.41
Allowance for loan and lease losses on noncovered loans to noncovered loans and leases at year-end	1.56	1.54	1.45	1.35	1.25
Nonperforming assets to total loans and leases plus other real estate at year-end:
Covered under loss share agreements	22.98	17.14	17.39	—	—
Not covered under loss share agreements	1.95	1.71	1.32	0.61	0.18
Tier 1 risk-based capital ratio	15.41	14.86	13.34	13.20	13.02
Total risk-based capital ratio	17.27	16.95	15.59	15.49	15.36
Leverage capital ratio	9.90	9.18	9.54	9.88	9.63
Dividend payout ratio	6.38	6.49	10.76	12.60	10.57
Average loans and leases to average deposits	79.04	79.04	82.74	86.26	83.05
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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of BancShares are in accordance with accounting principles generally accepted in the United States of America (US GAAP) and conform to general practices within the banking industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Our financial position and results of operations can be materially affected by these estimates and assumptions. Critical accounting policies are those policies that are most important to the determination of our financial condition and results of operations or that require management to make assumptions and estimates that are subjective or complex. The most critical accounting and reporting policies include those related to the allowance for loan and lease losses, fair value estimates, the receivable from the Federal Deposit Insurance Corporation (FDIC) for loss share agreements, pension plan assumptions and income taxes. Significant accounting policies are discussed in Note A of the Notes to Consolidated Financial Statements.

The following is a summary of our critical accounting policies that are highly dependent on estimates and assumptions.

Allowance for loan and lease losses.    The allowance for loan and lease losses reflects the estimated losses resulting from the inability of our customers to make required loan and lease payments. The allowance reflects management’s evaluation of the risk characteristics of the loan and lease portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in our opinion, deserve current recognition in estimating possible loan and lease losses. Our evaluation process is based on historical evidence and current trends among delinquencies, defaults and nonperforming assets. A consistent methodology is utilized that includes allowances assigned to specific impaired commercial loans and leases, general commercial loan allowances that are based upon estimated loss rates by credit grade with the loss rates derived in part from migration analysis among grades, general non-commercial allowances based upon estimated loss rates derived primarily from historical losses, and a nonspecific allowance based upon economic conditions, loan concentrations and other relevant factors. Specific allowances for impaired loans are primarily determined through estimated cash flows discounted at loan's original rate. Substantially all impaired loans are collateralized by real property.

Loans covered by loss share agreements are recorded at fair value at acquisition date. Therefore, amounts deemed uncollectible at acquisition date become part of the fair value calculation and are excluded from the allowance for loan and lease losses. Following acquisition, we routinely review covered loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected result in a provision for loan and lease losses with a corresponding increase in the allowance for loan and lease losses. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses, if any, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded. Proportional adjustments are also recorded to the FDIC receivable under the loss share agreements.

Management considers the established allowance adequate to absorb losses that relate to loans and leases outstanding at December 31, 2011, although future additions may be necessary based on changes in economic conditions, changes in collateral values, erosion of the borrower's access to liquidity and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. These agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additions to the allowance may be required.

Fair value estimates.    BancShares reports investment securities available for sale and interest rate swaps accounted for as cash flow hedges at fair value. At December 31, 2011, the percentage of total assets and total liabilities measured at fair value on a recurring basis was 19.4 percent and less than 1.0 percent , respectively. The majority of assets and liabilities reported at fair value are based on quoted market prices. At December 31, 2011, no assets measured at fair value on a recurring basis were based on significant nonobservable inputs. Other assets are reported at fair value on a nonrecurring basis, including loans held for sale, OREO and impaired loans. See Note L “Estimated Fair Values” in the Notes to Consolidated Financial Statements for additional disclosures regarding fair value.

US GAAP requires assets acquired and liabilities assumed in a business combination be recognized at fair value at acquisition date. The assets acquired and liabilities assumed in our FDIC-assisted transactions were recognized at their fair values using valuation methods and assumptions established by management. Use of different assumptions and methods could yield significantly different fair values. Cash flow estimates for loans and leases and other real estate owned (OREO) were based on judgments regarding future expected loss experience, which included the use of commercial loan credit grades, collateral valuations and current economic conditions. The cash flows were discounted to fair value using rates that included considerations of factors such as current interest rates, costs to service the loans, and liquidation of the asset.

FDIC receivable for loss share agreements.    The FDIC receivable for loss share agreements is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable should the assets be sold. Fair value was initially calculated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages discounted to present value using a rate that reflects the inherent risk associated with the cashflows. The FDIC receivable is reviewed and updated quarterly as loss estimates and timing of estimated cash flows related to covered loans and OREO change. Subsequent decreases in the amount of loan-related cash flows expected to be collected result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously-recorded provision for loan and lease losses and related allowance for loan and lease losses, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded along with proportional adjustments to the FDIC Receivable. Subsequent changes to the fair value estimates of OREO also result in a proportional adjustment to the FDIC receivable. Certain of the loss share agreements also include clawback provisions that require payments by the acquirer to the FDIC in the event actual losses do not exceed a calculated amount. We have estimated the amount of any clawback we expect to pay based on our current loss projections, and have netted any such estimated payments against the estimated payments we anticipate receiving from the FDIC. Projected cash flows are discounted to reflect the estimated timing of receipt of funds from the FDIC.

Pension plan assumptions.    BancShares offers a defined benefit pension plan to qualifying employees. The calculation of the benefit obligation, the future value of plan assets, funded status and related pension expense under the pension plan requires the use of actuarial valuation methods and assumptions. The valuations and assumptions used to determine the future value of plan assets and liabilities are subject to management judgment and may differ significantly depending upon the assumptions used. The discount rate used to estimate the present value of the benefits to be paid under the pension plan reflects the interest rate that could be obtained for a suitable investment used to fund the benefit obligation. The assumed discount rate equaled 4.75 percent at December 31, 2011 and 5.50 percent at December 31, 2010. A reduction in the assumed discount rate increases the calculated benefit obligations, which results in higher pension expense subsequent to adoption of the lower discount rate. Conversely, an increase in the assumed discount rate causes a reduction in obligations, thereby resulting in lower pension expense following the increase in the discount rate.

We also estimate a long-term rate of return on pension plan assets that is used to estimate the future value of plan assets. We consider such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plan and projections of future returns on various asset classes. The calculation of pension expense was based on an assumed expected long-term return on plan assets of 7.75 percent during 2011 compared to 8.00 percent in 2010. A reduction in the long-term rate of return on plan assets increases pension expense for periods following the decrease in the assumed rate of return.

The assumed rate of future compensation increases is reviewed annually based on actual experience and future salary expectations. We used an assumed rate of compensation increase of 4.00 percent to calculate pension expense during 2011 and 4.50 percent during 2010. Assuming other variables remain unchanged, an increase in the rate of future compensation increases results in higher pension expense for periods following the increase in the assumed rate of future compensation increases.

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

We evaluate our effective tax rate on a quarterly basis based upon the current estimate of net income, the favorable impact of various credits, statutory tax rates expected for the year, and the amount of tax liability in each jurisdiction in which we operate. Annually, we file tax returns with each jurisdiction where we have tax nexus and settle our return liabilities.

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

EXECUTIVE OVERVIEW

During 2011, the banking industry continued to resolve lingering asset quality challenges, address revenue reductions resulting from various provisions of the Dodd-Frank Act and weak economic conditions, overcome capital shortages and endure the continuing effects of global economic pressures. Consistent with our actions since the industry-wide turmoil began in 2008, BancShares has continued its long-standing attention to prudent banking practices. Historically, we have focused on liquidity, asset quality and capital strength as key areas of focus. We believe these qualities are critical to our company's long-term health and also enable us to participate in various growth opportunities, either through organic growth or, during the past three years, through FDIC-assisted transactions.

Prior to 2011, BancShares operated through two wholly-owned subsidiaries, First-Citizens Bank & Trust Company (FCB) and IronStone Bank (ISB). On January 7, 2011, ISB was merged into FCB. FCB is a state-chartered bank organized under the laws of the state of North Carolina and ISB was a federally-charted thrift institution.

While our growth has historically been achieved primarily through de novo activities, since mid-2009 BancShares has elected to participate in six FDIC-assisted transactions involving failed financial institutions. During 2011, we completed two FDIC-assisted transactions. Participation in FDIC-assisted transactions creates opportunities to significantly increase our business volumes in markets in which we presently operate, and to expand our banking presence to geographically adjacent markets which we deem demographically attractive. For each of the six FDIC-assisted transactions we have completed as of December 31, 2011, loss share agreements protect us from a substantial portion of the asset quality risk we would otherwise incur. Additionally, purchase discounts and fair value adjustments on acquired assets and assumed liabilities along with the loss mitigation offered in the loss share agreements have resulted in significant acquisition gains that have created a substantial portion of the equity required to support the incremental assets acquired in the transactions. Management believes that further opportunities may be available during 2012 to participate in FDIC-assisted transactions although the timing and size of potential transactions cannot be estimated.

As we consider our position in the current business environment, we continue to benefit from our organization’s strengths. We are also challenged to take advantage of market opportunities that are perceived to exist in the financial institutions marketplace. In our effort to optimally allocate our resources, we have identified the following corporate strengths and market opportunities:

•	Our multi-state delivery network that serves both major metropolitan markets and rural communities

•	Our strategic concentration on narrow business customer segments that utilize mainstream banking services

•	Our focus on balance sheet liquidity

•	Our conservative credit philosophies

•	Our commitment to the long-term impact of strategic, financial and operational decisions

•	The closely held nature of a majority of our common equity

•	Our dedicated associates and experienced executive leadership

•	Our size, which allows us to provide services typically only available through large banks, but with a focus on customer service that is typical of community banks

•	The opportunity to expand our branch network and asset base primarily as a result of FDIC-assisted transactions

•	Our presence in diverse and growing geographic markets

•	Our ability to attract customers of super-regional banks who demand a higher level of customer service than they currently receive

•	Our ability to attract customers of banks that have merged or are likely to merge with other banks

•	Our potential attraction of customers of community banks that lack our level of financial expertise and breadth of products and services, or have experienced financial and reputation challenges

•	The opportunity to generate increased volumes of fee income in areas such as merchant processing, credit card interchange, insurance, business and treasury services and wealth management activities.

•	Our potential for customer attraction, enhanced customer experience and incremental sales as a result of the growing desire of customers to acquire financial services over the Internet

We have identified the following challenges and threats that are most relevant and likely to have an impact on our success.

•	Continuation of a weak domestic economy driving high unemployment, elevated credit costs and low interest rates

•	Effective management of assets acquired from FDIC failed institutions

•	Future economic improvement that causes the Federal Reserve to initiate interest rate increases, leading to higher long-term interest rates

•	Increased competition from non-bank financial service providers

•	Continued decline in the role of traditional commercial banks in the large loan credit market

•	Challenge to attract and retain qualified associates

•	Competition from global financial service providers that operate with narrower margins on loan and deposit products

•	Existing legislative and regulatory actions and the threat of new actions that will have an adverse impact on fee income, increase our compliance costs and eliminate existing capital

•	The need to make significant investments in our information technology infrastructure

•	Overcapacity in noninterest expense structure that reduces our ability to effectively compete with larger financial institutions

•	Incremental capital required by BASEL III

Bank earnings faced multiple challenges during 2011, with particular pressure on net interest income, credit costs and noninterest income. The Federal Reserve controls interest rates through various forms of monetary policy, and the slow recovery from the global recession has caused the Federal Reserve to hold interest rates at unprecedented low levels, with an expressed intent to hold benchmark interest rates stable during 2012 and 2013. The low interest rate environment has created pressure on net interest income.

Credit costs remain high due to elevated nonperforming asset levels and the continuing efforts by banks to resolve asset quality issues. Extremely inactive real estate markets have caused banks to build large inventories of OREO or to sell properties for amounts less than estimated market prices. Real estate demand in many of our markets continues to be weak, resulting in depressed real estate prices that have adversely affected collateral values for many borrowers. In particular, the stressed residential real estate markets in Georgia and Florida have adversely impacted our asset quality and profitability since 2009. In an effort to assist customers who are experiencing financial difficulty, we have selectively agreed to modify existing loan terms to provide relief to customers who are experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. These modifications are typically executed only when customers are current on their payment obligation and we believe the modification will result in the avoidance of default.

Our noninterest income has been adversely affected by two provisions of the Dodd-Frank Act. Income derived from debit card interchange fees declined due to the limitation on those fees that became effective during the fourth quarter of 2011. The impact of this regulation is expected to continue to negatively affect earnings in 2012. Additionally, during the third quarter of 2010, revisions to Regulation E became effective that had a significant adverse impact on fees collected for insufficient fund and overdraft items. In addition to these regulatory provisions, we also changed the posting order of transactions and the daily overdraft fee limits during 2011. The combined impact of these changes was an estimated reduction in our noninterest income of $9.1 million in 2011.

Various external factors influence customer demand for our loan, lease and deposit products and ultimately affect asset quality and profitability. Weak economic conditions in our principal market areas throughout 2011 have had an adverse impact on our financial condition and results of operations through soft demand for our loan products and elevated provisions for loan and lease losses. In many of our markets, unfavorable trends such as increased unemployment, severely depressed real estate prices and increased loan default and bankruptcy rates demonstrate the difficult business conditions that are affecting the general economy and therefore our operating results. While some businesses and consumers struggle to meet their debt service obligations, other customers continue to repay existing debt or defer new borrowings due to lingering economic uncertainty.

We experienced little deposit growth in our legacy markets during 2011, although demand for our treasury services products increased despite extraordinarily low interest rates. While our balance sheet liquidity position remains strong, our participation in FDIC-assisted transactions creates liquidity challenges due to the volatile structure and mix of assumed deposits. Typically, prior to the date it is closed by its regulator, a failed depository institution struggles with liquidity and must utilize high-cost deposits and brokered funding sources to meet its liquidity needs. Those liabilities typically experience significant run-off, particularly if the assuming bank adjusts the terms of the borrowing to more normal levels.

We operate in diverse geographic markets and can potentially increase our business volumes and profitability by offering competitive products and superior customer service. In addition to our focus on retaining customers resulting from the six

FDIC-assisted transactions, we continue to concentrate our marketing efforts on business owners, medical and other professionals and financially active individuals.

Financial institutions have typically focused their strategic and operating emphasis on maximizing profitability, and therefore have measured their relative success by reference to profitability measures such as return on average assets or return on average shareholders’ equity. BancShares’ return on average assets and return on average equity have historically compared unfavorably to the returns of similar-sized financial holding companies. The strength of our earnings for 2011, 2010 and 2009 is directly attributable to the favorable impact resulting from the FDIC-assisted transactions and the relatively modest increase in credit costs for noncovered loans. We have consistently placed primary strategic emphasis upon balance sheet liquidity, asset quality and capital conservation, even when those priorities may have been detrimental to short-term profitability. While we have not been immune from adverse influences arising from economic weaknesses, our long-standing focus on balance sheet strength served us well during each of the past three years.

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

When economic conditions improve, we believe that we will be well positioned to resume favorable organic growth in loans and deposits and achieve appropriate profitability levels without the benefit of acquisition gains.

FDIC-ASSISTED TRANSACTIONS

Participation in FDIC-assisted transactions has provided significant growth opportunities for us during 2011, 2010, and 2009. These transactions have allowed us to increase our presence in markets in which we presently operate, and to expand our banking presence to contiguous markets. Additionally, purchase discounts and fair value adjustments on acquired assets and assumed liabilities, along with the assistance offered through the loss share agreements, have resulted in significant acquisition gains. All of the FDIC-assisted transactions completed as of December 31, 2011 include loss share agreements which protect us from a substantial portion of the credit risk that we would otherwise incur.

Acquisition accounting and issues affecting comparability of financial statements.    As estimated exposures related to the acquired assets covered by loss share agreements change based on post-acquisition events, our adherence to US GAAP and accounting policy elections that we have made affect the comparability of our current results of operations to earlier periods. Several of the key issues affecting comparability are as follows:

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

•
Any allowance for loan and lease losses that was previously established for post-acquisition exposure is reversed with a corresponding reduction in the provision for loan and lease losses; if no allowance was established in earlier periods, the amount of the improvement in the cash flow projection results in a reclassification from the nonaccretable difference created at the acquisition date to an accretable yield; the newly-identified accretable yield is accreted into income in future periods over the remaining life of the loan as an increase to interest income;

•
The receivable from the FDIC is adjusted prospectively to reflect the indemnified portion of the post-acquisition change in exposure with a corresponding reduction in noninterest income over the remaining life of the related loan;

•
When actual payments received on loans are greater than initial estimates, large nonrecurring discount accretion may be recognized during a specific period; discount accretion is recognized as an increase in interest income.

•
Adjustments to the FDIC receivable resulting from changes in estimated cash flows are based on the reimbursement provision of the applicable loss share agreement with the FDIC. Adjustments to the FDIC receivable partially offset the adjustment to the asset carrying value, but the rate of the change to the FDIC receivable relative to the change in the asset carrying value is not constant. Each loss share agreement establishes specific reimbursement rates for losses incurred within specified tranches. In certain of our loss share agreements, higher loss estimates result in higher reimbursement rates, while in other loss share agreements, higher loss estimates trigger a reduction in the reimbursement rates. In addition, certain of our loss share agreements include clawback provisions that would require that we remit a payment to the FDIC in the event that the aggregate amount of losses is less than a loss estimate established by the FDIC. The adjustments to the FDIC receivable based on changes in loss estimates are measured based on the actual reimbursement rates and consider the impact of changes in the projected clawback payment.

Balance sheet impact.   Table 2 provides information regarding the six FDIC-assisted transactions consummated during 2011, 2010 and 2009. Adjustments to acquisition date fair values are subject to change for one year following the closing date of each respective transaction.

Table 2
FDIC-ASSISTED TRANSACTIONS

		Fair value of
Entity	Date of transaction	Loans acquired	Deposits assumed	Short-term borrowings assumed	Long-term obligations assumed	Gains on acquisition
		(thousands)
Colorado Capital Bank (CCB)	July 8, 2011	$320,789	$606,501	$15,212	$—	$86,943
United Western Bank (United Western)	January 21, 2011	759,351	1,604,858	336,853	207,627	63,474
Sun American Bank (SAB)	March 5, 2010	290,891	420,012	42,533	40,082	27,777
First Regional Bank (First Regional)	January 29, 2010	1,260,249	1,287,719	361,876	—	107,738
Venture Bank (VB)	September 11, 2009	456,995	709,091	—	55,618	48,000
Temecula Valley Bank (TVB)	July 17, 2009	855,583	965,431	79,096	—	56,400
Total		$3,943,858	$5,593,612	$835,570	$303,327	$390,332

US GAAP permits acquired loans to be accounted for in designated pools based on common risk characteristics. For all CCB loans and for United Western residential mortgage loans, we assigned loans to pools based on various factors including loan type, collateral type and performance status. When loans are pooled, improvements in some loans within a pool may offset against deterioration in other loans within the same pool resulting in less volatility in net interest income and provision for loan and lease losses. The CCB loans had a fair value of $320.8 million at the acquisition date; the residential mortgage loans acquired from United Western had a fair value of $223.1 million at the acquisition date. All other acquired loans are not assigned to loan pools and are being accounted for at the individual loan level. The non-pool election for the majority of our acquired loans could potentially accentuate volatility in net interest income and the provision for loan and lease losses

Income statement impact.    The six FDIC-assisted transactions created acquisition gains recognized at the time of the respective transaction. For the years ended December 31, 2011, 2010 and 2009 acquisition gains totaled $150.4 million, $136.0 million, and $104.4 million, respectively. Additionally, the acquired loans, assumed deposits and assumed borrowings originated by the six banks have affected net interest income, provision for loan and lease losses and noninterest income. Increases in noninterest expense have resulted from incremental staffing and facility costs for the branch locations and other expenses resulting from the FDIC-assisted transactions. Various fair value discounts and premiums that were previously recorded are being accreted and amortized into income over the life of the underlying asset or liability.

As previously discussed, post-acquisition changes that affect the amount of expected cash flows can result in recognition of provision for loan and lease losses or the reversal of previously-recognized provision for loan and lease losses. During the years ended December 31, 2011 and 2010, total provision for loan and lease losses related to acquired loans equaled $174.5 million and $86.9 million, respectively. Much of the increase in the provision for loan losses in 2011 relates to post acquisition deterioration of covered loans acquired from First Regional and TVB. Provision for loan and lease losses related to acquired loans equaled $3.5 million in 2009.

During the years ended December 31, 2011 and 2010, total discount accretion on acquired loans equaled $319.4 million and $181.4 million, respectively.

Accretion income is generated by recognizing accretable yield over the life of acquired loans. Accretable yield is the difference in the expected cash flows and the fair value of acquired loans. The amount of accretable yield related to the loans can change if the estimated cash flows expected to be collected changes subsequent to the initial estimates. Further, the recognition of accretion income can be accelerated in the event of large unscheduled repayments, loan payoffs, other loan settlements for amounts in excess of original estimates, and various other post-acquisition events. During the years ended December 31, 2011 and 2010, unscheduled discount accretion recorded due to loan payoffs was $100.6 million and $94.5 million, respectively. Due to the many factors that can influence the amount of accretion income recognized in a given period, this component of net interest income is not easily predictable for future periods and impacts the comparability of interest income, net interest income, and overall results of operations.
Unscheduled prepayment of loan balances and post-acquisition deterioration of covered loans also result in adjustments to the FDIC receivable for changes in the estimated amount that would be covered under the respective loss share agreement. During the year ended December 31, 2011, the adjustment to the FDIC receivable resulting from large unscheduled payments and other favorable adjustments exceeded the amount of the adjustment for post-acquisition deterioration, resulting in a net reduction to the FDIC receivable and a corresponding net charge of $19.3 million to noninterest income compared to a net reduction to the FDIC receivable and a corresponding net charge of $46.8 million to noninterest income during 2010. The result is a net increase in noninterest income of $27.5 million.
The various terms of each loss share agreement and the components of the resulting FDIC receivable is provided in Table 3 below. The table includes the estimated fair value of the FDIC receivable at the respective acquisition dates of each FDIC-assisted transaction as well as the carrying value of each FDIC receivable at December 31, 2011. Additionally, the portion of the carrying value of the receivable that relates to accretable yield from improvements in acquired loan cash flows subsequent to acquisition is provided for each loss share agreement. This component of the FDIC receivable will be recognized as a reduction to noninterest income over the shorter of the remaining life of the associated receivables or the related loss share agreement.

Table 3
LOSS SHARE PROVISIONS AND RECEIVABLE FROM FDIC

	FDIC receivable				Losses/expenses realized through 12/31/2011
Entity/Loss ranges	Reimbursement rate	Fair value at acquisition date	Carrying value at December 31, 2011	Receivable related to accretable yield as of 12/31/11	Amount incurred	Cumulative amount reimbursed by FDIC through 12/31/11	Amount due from FDIC for 12/31/11 filings
	(dollars in thousands)
TVB - combined losses		$103,558	$88,565	$32,022	$142,681	$—	$—
Losses up to $193,262	0%
Losses between $193,262 and $464,000	80%
Losses above $464,000	95%
No clawback provision applies
VB - combined losses		138,963	42,095	9,404	142,888	109,666	4,645
Losses up to $235,000	80%
Losses above $235,000	95%
No clawback provision applies
First Regional - combined losses		378,695	79,935	34,658	287,692	182,355	14,344
Losses up to $41,815	0%
Losses between $41,815 and $1,017,000	80%
Losses above $1,017,000	95%
Clawback provisions apply
SAB - combined losses		89,734	38,600	5,938	70,162	53,885	2,245
Losses up to $99,000	80%
Losses above $99,000	95%
Clawback provisions apply
United Western
Non-single family residential losses
Losses up to $111,517	80%	112,672	107,086	8,902	84,262	—	66,989
Losses between $111,517 and $227,032	30%
Losses above $227,032	80%
Single family residential losses
Losses up to $32,489	80%	24,781	20,981	201	685	—	549
Losses between$32,489 and $57,653	0%
Losses above $57,653	80%
Clawback provisions apply
CCB - combined losses		155,070	162,249	—	44,075	—	35,173
Losses up to $230,991	80%
Losses between $230,991 and $285,947	0%
Losses above $285,947	80%
Clawback provisions apply
Total		$1,003,473	$539,511	$91,125	$772,445	$345,906	$123,945

2011 FDIC-Assisted Transactions
The FDIC-assisted transactions involving United Western and CCB were accounted for under the acquisition method of accounting. The purchased assets, assumed liabilities and identifiable intangible assets were recorded at their respective acquisition date estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. During this one year period, the cause of any change in cash flow estimates is considered to determine whether the change results from circumstances that existed as of the acquisition date or if the change results from an event that occurred after the acquisition.
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

Table 4 identifies the assets acquired, liabilities assumed, fair value adjustments, the resulting amounts recorded by FCB and the calculation of the gain recognized for the United Western FDIC-assisted transaction.

Table 4
UNITED WESTERN BANK

	January 21, 2011
	As recorded by United Western	Fair value adjustments at date of acquisition	Subsequent acquisition-date adjustments	As recorded by FCB
	(thousands)
Assets
Cash and due from banks	$420,902	$—	$—	$420,902
Investment securities available for sale	281,862	—	—	281,862
Loans covered by loss share agreements (1)	1,034,074	(278,913)	4,190	759,351
Other real estate owned covered by loss share agreements	37,812	(10,252)	(1,469)	26,091
Income earned not collected	5,275	—	—	5,275
Receivable from FDIC for loss share agreements	—	140,285	(2,832)	137,453
FHLB stock	22,783	—		22,783
Mortgage servicing rights	4,925	(1,489)	—	3,436
Core deposit intangible	—	537	—	537
Other assets	15,421	109	(991)	14,539
Total assets acquired	$1,823,054	$(149,723)	$(1,102)	$1,672,229
Liabilities
Deposits:
Noninterest-bearing	$101,875	$—	$—	$101,875
Interest-bearing	1,502,983	—	—	1,502,983
Total deposits	1,604,858	—	—	1,604,858
Short-term borrowings	336,853	—	—	336,853
Long-term obligations	$206,838	789	—	207,627
Deferred tax liability	1,351	(565)	—	786
Other liabilities	11,772	—	—	11,772
Total liabilities assumed	2,161,672	224	—	2,161,896
Excess (shortfall) of assets acquired over liabilities assumed	$(338,618)
Aggregate fair value adjustments		$(149,947)	$(1,102)
Cash received from FDIC (2)				553,141
Gain on acquisition of United Western				$63,474

(1)	Excludes $11,998 in loans repurchased by FDIC during the second quarter of 2011

(2)	Cash received includes cash received from the FDIC for loans repurchased during the second quarter of 2011

Loans and OREO purchased in the United Western transaction are covered by two loss share agreements between the FDIC and FCB (one for single family residential mortgage loans and the other for all other non-consumer loans and OREO), which afford FCB significant loss protection. Under the loss share agreement for single family residential mortgage loans (SFRs), the FDIC will cover 80 percent of covered loan losses up to $32.5 million; 0 percent from $32.5 million up to $57.7 million and 80 percent of losses in excess of $57.7 million. The loss share agreement for all other non-consumer loans and OREO will cover 80 percent of covered loan and OREO losses up to $111.5 million; 30 percent of losses from $111.5 million to $227.0 million; and 80 percent of losses in excess of $227.0 million.  UWB consumer loans are not covered under the FDIC loss share agreements. Based on current projections, we anticipate losses on United Western covered SFR assets will total $26.3 million and losses on other non-consumer loans and OREO will total $217.0 million.
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

The loss share agreements include a clawback provision that requires a true-up payment in the event FCB’s losses do not reach the Total Intrinsic Loss Estimate of $294.0 million. On March 17, 2021, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of the following calculation: A-(B+C+D), where (A) equals 20 percent of the Total Intrinsic Loss Estimate, or $58.8 million; (B) equals 20 percent of the Net Loss Amount; (C) equals 25 percent of the asset (discount) bid, or ($52.9) million; and (D) equals 3.5 percent of total Shared Loss Assets at Bank Closing, or $37.9 million. Current loss estimates suggest that a true-up payment of $12.6 million will be paid to the FDIC during 2021.

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
    Inclusive of all acquisition accounting adjustments that have been backdated to the date of the acquisition, first quarter 2011 noninterest income included an acquisition gain of $63.5 million that resulted from the FDIC-assisted acquisition of United Western. FCB recorded a deferred tax liability for the gain of $24.9 million resulting from differences between the financial statement and tax bases of assets acquired and liabilities assumed in this transaction. Our operating results for the period ended December 31, 2011 include the results of the acquired assets and liabilities for the period from January 21, 2011 through December 31, 2011. Accretion and amortization of various purchase accounting discounts and premiums were recorded during 2011.

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

Table 5 identifies the assets acquired, liabilities assumed, fair value adjustments, the resulting amounts recorded by FCB and the calculation of the gain recognized for the CCB FDIC-assisted transaction.

Table 5
COLORADO CAPITAL BANK

	July 8, 2011
	As recorded by CCB	Fair value adjustments at acquisition date	Subsequent acquisition-date adjustments	As recorded by FCB
	(thousands)
Assets
Cash and due from banks	$74,736	$—	$—	$74,736
Investment securities available for sale	40,187	—	—	40,187
Loans covered by loss share agreements	538,369	(216,207)	(1,373)	320,789
Other real estate owned covered by loss share agreements	14,853	(7,699)	3,058	10,212
Income earned not collected	1,720	—	—	1,720
Receivable from FDIC for loss share agreements	—	157,600	(2,530)	155,070
Core deposit intangible	—	984	—	984
Other assets	3,296	—	—	3,296
Total assets acquired	$673,161	$(65,322)	$(845)	$606,994
Liabilities
Deposits:
Noninterest-bearing	$35,862	$—	$—	$35,862
Interest-bearing	571,251	(612)	—	570,639
Total deposits	607,113	(612)	—	606,501
Short-term borrowings	15,008	204	—	15,212
Other liabilities	438	—	—	438
Total liabilities assumed	622,559	(408)	—	622,151
Excess of assets acquired over liabilities assumed	$50,602
Aggregate fair value adjustments		$(64,914)	$(845)
Cash received from FDIC				102,100
Gain on acquisition of CCB				$86,943

The loans and OREO purchased in the CCB transaction are covered by two loss share agreements between the FDIC and FCB (one for SFRs and the other for all other loans and OREO excluding consumer loans and CD-secured loans), which afford FCB significant loss protection. Under the loss share agreements, the FDIC will cover 80 percent of combined covered losses up to $231.0 million; 0 percent from $231.0 million up to $285.9 million; and 80 percent of losses in excess of $285.9 million. CCB consumer loans and CD-secured loans are not covered under the FDIC loss share agreements. Based on current projections, we anticipate covered losses on CCB covered assets will total $200.6 million.
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
The loss share agreements include a clawback provision that requires a true-up payment in the event FCB’s losses do not reach the Total Intrinsic Loss Estimate of $285.7 million. On August 22, 2021, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of the following calculation: A-(B+C+D), where (A) equals 20 percent of the Total Intrinsic Loss Estimate, or $57.1 million; (B) equals 20 percent of the Net Loss Amount; (C) equals 25 percent of the asset (discount) bid, or ($38.7) million; and (D) equals 3.5 percent of total Shared Loss Assets at Bank Closing, or $19.3 million. Current loss estimates suggest that a true-up payment of $17.3 million will be paid to the FDIC during 2021.
FCB recorded a $155.1 million receivable that was based on the present value of projected amounts to be received from and paid to the FDIC under the CCB loss share agreements. Subsequent adjustments to the FDIC receivable resulting from changes in estimated cash flows will be based on the reimbursement provisions of the applicable loss share agreement with the FDIC and the appropriate reimbursement rate based on aggregate estimated losses.
Inclusive of all acquisition accounting adjustments that have been backdated to the date of the acquisition, third quarter 2011 noninterest income included an acquisition gain of $86.9 million that resulted from the CCB FDIC-assisted acquisition. The gain resulted from the difference between the estimated fair value of acquired assets and assumed liabilities. FCB recorded a deferred tax liability for the gain of $34.0 million resulting from differences between the financial statement and tax bases of assets acquired and liabilities assumed in this transaction. To the extent there are additional adjustments to the acquisition date fair values for up to one year following the acquisition, there will be additional adjustments to the gain. Our operating results for the period ended December 31, 2011 include the results of the acquired assets and liabilities for the period from July 8, 2011 through December 31, 2011

EARNINGS SUMMARY

BancShares reported earnings for 2011 of $195.0 million, or $18.80 per share, compared to $193.0 million, or $18.50 per share during 2010. Net income as a percentage of average assets equaled 0.92 percent during 2011, compared to 0.93 percent during 2010. The return on average equity was 10.77 percent for 2011, compared to 11.54 percent for 2010. The $2.0 million, or 1.0 percent, increase in net income reflects higher noninterest expense, substantially offset by increases in net interest income and noninterest income. Noninterest income increased modestly, exclusive of acquisition gains and entries arising from post-acquisition adjustments to the receivable from the FDIC. The growth in noninterest expense was primarily caused by higher collection and foreclosure costs and salaries and benefits resulting from new staffing to manage growth arising from the FDIC-assisted transactions.

Net interest income during 2011 increased $96.7 million, or 12.5 percent, versus 2010. Average interest-earning assets increased modestly due primarily to the 2011 FDIC-assisted transactions. The taxable-equivalent net yield on interest-earning assets increased 43 basis points due to accretion of fair value discounts relating to acquired loans. During 2011 and 2010, accreted loan discounts resulting from various post-acquisition events, including unscheduled prepayments on acquired loans significantly impacted the taxable-equivalent net yield on interest-earning assets. Since such events are unpredictable, the yield on interest-earning assets may decline in future periods.

The provision for loan and lease losses increased $88.8 million, to $232.3 million for 2011, compared to $143.5 million for 2010 caused by higher provisions resulting from post-acquisition deterioration of acquired loans covered by loss share agreements. To the extent that the deterioration is covered by a loss share agreement, there is a corresponding adjustment to the FDIC receivable with an offset to noninterest income for the covered portion at the appropriate indemnification rate.

Noninterest income increased $58.2 million or 14.3 percent during 2011. The net impact of the acquisition gains and entries arising from post-acquisition adjustments to the receivable from the FDIC equaled $131.1 million in 2011 compared to $89.2 million in 2010. Excluding these amounts, noninterest income increased $16.2 million, or 5.1 percent during 2011.

Noninterest expense increased $59.5 million, or 8.1 percent, during 2011, primarily due to acquisition-related activities, including operating costs for acquired branches, increased corporate staffing to manage the growth, and expenses for the operation and disposition of other real estate.

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

We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. Our focus on asset quality also influences the composition of our investment securities portfolio. At December 31, 2011, United States Treasury securities represented 21.9 percent and government agency securities represented 63.9 percent of our investment securities portfolio. Mortgage-backed securities comprise only 7.6 percent of the total portfolio while corporate bonds insured under the TLGP represent 6.2 percent. Overnight investments are selectively made with the Federal Reserve Bank and other financial institutions that are within our risk tolerance.

During 2011, changes in interest-earning assets primarily reflect the impact of assets acquired in the FDIC-assisted transactions. Changes in the amount of our investment securities result from trends among loans and leases, deposits and short-term borrowings. When inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow overnight investments to decline and use proceeds from maturing securities to fund loan demand.

Loans and leases

Loans and leases totaled $13.94 billion at December 31, 2011, an increase of $455.8 million or 3.4 percent over December 31, 2010. Loans covered under loss share agreements totaled $2.36 billion at December 31, 2011 or 16.9 percent of total loans, compared to $2.01 billion at December 31, 2010, representing 14.9 percent of loans outstanding. Table 6 details the composition of loans and leases for the past five years.

Loans not covered by loss share agreements secured by commercial mortgages totaled $5.10 billion at December 31, 2011, a $367.1 million or 7.7 percent increase from December 31, 2010. In 2010 commercial mortgage loans increased 4.1 percent over 2009. The sustained growth reflects our continued focus on small business customers, particularly among medical-related and other professional customers. As a percentage of total loans and leases not covered by loss share agreements, noncovered commercial mortgage loans represent 44.1 percent at December 31, 2011 and 41.3 percent at December 31, 2010. The majority of our commercial mortgage portfolio not covered by loss share agreements is secured by owner-occupied facilities rather than investment property. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At December 31, 2011, there were $1.26 billion of commercial mortgage loans covered by loss share agreements, 53.4 percent of the $2.36 billion in covered loans. Including the commercial mortgage loans not covered by loss share agreements, total commercial mortgage loans as of December 31, 2011 total $6.37 billion or 45.7 percent of total loans and leases.

Table 6
LOANS AND LEASES

			December 31
	2011	2010	2009	2008	2007
			(thousands)
Covered loans	$2,362,152	$2,007,452	$1,173,020	$—	$—
Noncovered loans and leases :
Commercial:
Construction and land development	381,163	338,929	541,110	548,095	608,114
Commercial mortgage	5,104,993	4,737,862	4,552,078	4,343,809	3,982,496
Other commercial real estate	144,771	149,710	158,187	149,478	145,552
Commercial and industrial	1,764,407	1,869,490	1,832,670	1,885,358	1,707,394
Lease financing	312,869	301,289	330,713	353,933	340,601
Other	158,369	182,015	195,084	99,264	85,354
Total commercial loans	7,866,572	7,579,295	7,609,842	7,379,937	6,869,511
Non-commercial:
Residential mortgage	784,118	878,792	864,704	894,802	953,209
Revolving mortgage	2,296,306	2,233,853	2,147,223	1,911,852	1,494,431
Construction and land development	137,271	192,954	81,244	230,220	202,704
Consumer	497,370	595,683	941,986	1,233,075	1,368,228
Total non-commercial loans	3,715,065	3,901,282	4,035,157	4,269,949	4,018,572
Total noncovered loans and leases	11,581,637	11,480,577	11,644,999	11,649,886	10,888,083
Total loans and leases	13,943,789	13,488,029	12,818,019	11,649,886	10,888,083
Less allowance for loan and lease losses	270,144	227,765	172,282	157,569	136,974
Net loans and leases	$13,673,645	$13,260,264	$12,645,737	$11,492,317	$10,751,109

	December 31, 2011			December 31, 2010
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
	(thousands)
Covered loans:
Commercial:
Construction and land development	$117,603	$221,270	$338,873	$102,988	$265,432	$368,420
Commercial mortgage	138,465	1,122,124	1,260,589	120,240	968,824	1,089,064
Other commercial real estate	33,370	125,024	158,394	34,704	175,957	210,661
Commercial and industrial	27,802	85,640	113,442	9,087	123,390	132,477
Lease financing	—	57	57	—	—	—
Other	—	1,330	1,330	—	1,510	1,510
Total commercial loans	317,240	1,555,445	1,872,685	267,019	1,535,113	1,802,132
Non-commercial:
Residential mortgage	46,130	281,438	327,568	11,026	63,469	74,495
Revolving mortgage	15,350	36,202	51,552	8,400	9,466	17,866
Construction and land development	78,108	27,428	105,536	44,260	61,545	105,805
Consumer	1,477	3,334	4,811	—	7,154	7,154
Total non-commercial loans	141,065	348,402	489,467	63,686	141,634	205,320
Total covered loans	$458,305	$1,903,847	$2,362,152	$330,705	$1,676,747	$2,007,452

There were no foreign loans or leases, covered or noncovered, in any period.

At December 31, 2011, revolving mortgage loans not covered by loss share agreements totaled $2.30 billion or 19.8 percent of total noncovered loans and leases, compared to $2.23 billion or 19.5 percent at December 31, 2010. At December 31, 2011 and 2010, an additional $51.6 million and $17.9 million, respectively, were covered by loss share agreements. At December 31, 2011, total revolving mortgage loans equaled $2.35 billion or 16.8 percent of total loans and leases, compared to $2.25 billion or 16.7 percent at December 31, 2010. The 2011 increase in total revolving mortgage loans results from additional acquired loans as well as growth in noncovered revolving mortgage loans due to low interest rates and the attractive variable rate nature of the revolving mortgage loan product. The $86.6 million increase in noncovered revolving mortgage loans during 2010 resulted principally from changes to accounting for QSPE’s and controlling financial interests that became effective on January 1, 2010. As a result of the accounting change, $97.3 million of revolving mortgage loans that were previously securitized, sold and removed from the consolidated balance sheet were returned to the balance sheet in the first quarter of 2010 upon adoption of the new accounting guidance.

Commercial and industrial loans not covered by loss share agreements equaled $1.76 billion at December 31, 2011, compared to $1.87 billion at December 31, 2010, a decline of $105.1 million or 5.6 percent. This decrease follows a decline of $36.8 million or 2.0 percent from 2009 to 2010. Weak economic conditions have limited our ability to originate commercial and industrial loans that meet our underwriting standards. Commercial and industrial loans not covered by loss share agreements represent 15.2 percent and 16.3 percent of total loans and leases not covered by loss share agreements, respectively, as of December 31, 2011 and 2010. Including covered loans, total commercial and industrial loans as of December 31, 2011 equal $1.88 billion, or 13.5 percent of total loans and leases.

Consumer loans not covered by loss share agreements amounted to $497.4 million at December 31, 2011, a decrease of $98.3 million, or 16.5 percent, from the prior year. This decline results from our decision during 2008 to discontinue originations of automobile sales finance loans through our dealer network. At December 31, 2011 and 2010, consumer loans not covered by loss share agreements represent 4.3 percent and 5.2 percent of total noncovered loans, respectively.

There were $784.1 million of residential mortgage loans not covered by loss share agreements and an additional $327.6 million covered for a total of $1.11 billion of residential mortgage loans as of December 31, 2011, representing 8.0 percent of total loans and leases. The vast majority of residential mortgage loans that we originated during 2011 and 2010 were sold to investors on a "best efforts" basis while certain loans are retained in the loan portfolio principally due to the nonconforming characteristics of the retained loans.

Commercial and residential construction and land development loans not covered by loss share agreements equaled $518.4 million at December 31, 2011, a decrease of $13.4 million, or 2.5 percent from December 31, 2010. The noncovered construction and land development loans are generally not comprised of loans to builders to acquire, develop or construct homes in large tracts of real estate, and are located in North Carolina and Virginia where residential real estate values have declined moderately. Construction and land development loans covered by loss share agreements at December 31, 2011 totaled $444.4 million, 18.8 percent of total loans covered by loss share agreements. Total covered and non-covered construction and land development loans equal $962.8 million, which is 6.9 percent of total loans and leases.

We expect non-acquisition loan growth to be modest in 2012 due to the weak demand for loans and widespread customer efforts to deleverage. All growth projections are subject to change due to further economic deterioration or improvement, our ability to generate adequate liquidity to fund loan growth and other external factors.

Investment securities

Investment securities available for sale at December 31, 2011 and 2010 totaled $4.06 billion and $4.51 billion, respectively, a $453.7 million or 10.1 percent decrease. The reduction during 2011 resulted from a decrease in liquidity due to run-off of deposits assumed in FDIC-assisted transactions, low organic deposit growth and slightly improved loan demand. Investments in U.S Treasury and government agency securities generally have final maturities of three years or less. The majority of the agency securities are callable by the issuer at periodic intervals prior to the final maturity date. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes.

Since 2009, FCB has invested a significant portion of its available liquidity in government agency securities, while the balance of US Treasury securities has declined as securities mature.

Investments in residential mortgage-backed securities primarily represent securities issued by the Government National

Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation. The growth in residential mortgage-backed securities during 2011 resulted from securities purchased in the United Western transaction.

Table 7 presents detailed information relating to the investment securities portfolio.

Income on interest-earning assets.

Interest income amounted to $1.02 billion during 2011, a $45.8 million or 4.7 percent increase from 2010, compared to a $231.2 million or 31.3 percent increase from 2009 to 2010. The increase in interest income during 2011 is primarily the result of higher average balances and accretion income recognized on acquired loans. During 2011, interest-earning assets averaged $18.82 billion, an increase of $366.5 million from 2010. This increase results from loans acquired in FDIC-assisted transactions and investment security purchases resulting from deposit growth within our legacy branch network in excess of loan and lease demand.

Table 8 analyzes taxable-equivalent yields and rates on interest-earning assets and interest-bearing liabilities for the five years ending December 31, 2011. The taxable-equivalent yield on interest-earning assets was 5.41 percent during 2011, a 14 basis point increase from the 5.27 percent reported in 2010, the result of the accretion during 2011 of fair value discounts on acquired loans. The taxable-equivalent yield on interest-earning assets equaled 4.69 percent in 2009.

The taxable-equivalent yield on the loan and lease portfolio increased from 6.61 percent in 2010 to 6.91 percent in 2011. The 30 basis point yield increase coupled with the $184.6 million or 1.3 percent growth in average loans and leases contributed to an increase in loan interest income of $53.2 million or 5.8 percent over 2010. The increased yield resulted from $319.4 million of discount accreted into income during 2011 compared to $181.4 million during 2010. Loan interest income increased in 2010 from 2009 by $255.0 million, or 38.7 percent, driven by a 112 basis point yield increase resulting from loan discount accretion income in 2010, and by incremental interest from a $1.80 billion, or 14.9 percent increase in average loans and leases. During the years ended December 31, 2011 and 2010, unscheduled discount accretion recorded due loan payoffs was $100.6 million and $94.5 million, respectively.

Table 7
INVESTMENT SECURITIES

	2011				2010		2009
	Cost	Fair Value	Average Maturity (Yrs./Mos.)	Taxable Equivalent Yield	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale:	(dollars in thousands)
U. S. Treasury:
Within one year	$811,038	$811,835	0/6	0.38%	$1,332,798	$1,336,446	$1,251,624	$1,260,993
One to five years	76,003	75,984	1/1	0.16	602,868	602,954	729,824	732,543
Total	887,041	887,819	0/6	0.36	1,935,666	1,939,400	1,981,448	1,993,536
Government agency:
Within one year	2,176,527	2,176,143	0/7	0.77	1,879,988	1,869,569	292,136	293,360
One to five years	415,447	416,066	2/1	0.55	50,481	50,417	500	527
Total	2,591,974	2,592,209	0/10	0.73	1,930,469	1,919,986	292,636	293,887
Residential mortgage-backed securities:
Within one year	374	373	0/9	3.13	6	3	—	—
One to five years	56,650	56,929	3/8	2.54	10,755	11,061	13,430	13,729
Five to ten years	90,595	91,077	6/4	1.93	1,673	1,700	917	914
Over ten years	150,783	158,842	25/10	6.60	126,857	130,781	112,254	115,695
Total	298,402	307,221	15/11	4.46	139,291	143,545	126,601	130,338
Corporate bonds:
Within one year	250,476	252,820	0/6	1.95	227,636	230,043	—	—
One to five years	—	—	—	—	251,524	256,615	481,341	485,667
Total	250,476	252,820	0/6	1.95	479,160	486,658	481,341	485,667
State, county and municipal:
Within one year	242	244	0/6	5.34	757	757	303	304
One to five years	359	372	1/3	4.95	473	489	1,107	1,138
Five to ten years	10	10	8/11	4.97	10	10	—	—
Over ten years	415	415	10/11	4.80	—	—	5,643	5,371
Total	1,026	1,041	5/1	4.98	1,240	1,256	7,053	6,813
Other:
Five to ten years	—	—	—	—	—	—	1,026	1,287
Over ten years	—	—	—	—	—	—	911	1,012
Total	—	—	—	—	—	—	1,937	2,299
Equity securities	939	15,313			1,055	19,231	2,377	16,622
Total investment securities available for sale	4,029,858	4,056,423			4,486,881	4,510,076	2,893,393	2,929,162
Investment securities held to maturity:
Residential mortgage-backed securities:
One to five years	12	11	4/4	6.11	—	—	—	—
Five to ten years	1,699	1,820	5/3	5.56	2,404	2,570	3,306	3,497
Over ten years	111	149	16/3	6.59	128	171	146	185
Total	1,822	1,980	5/11	5.63	2,532	2,741	3,452	3,682
State, county and municipal:
One to five years	—	—	—	—	—	—	151	152
Total	—	—	—	—	—	—	151	152
Total investment securities held to maturity	1,822	1,980	5/11	5.63	2,532	2,741	3,603	3,834
Total investment securities	$4,031,680	$4,058,403			$4,489,413	$4,512,817	$2,896,996	$2,932,996

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

Interest income earned on the investment securities portfolio amounted to $46.0 million and $52.5 million during 2011 and 2010, respectively, with a taxable-equivalent yield of 1.12 percent and 1.48 percent. The $6.4 million decrease in investment interest income during 2011 resulted in a 36 basis points decrease in the taxable-equivalent yield. Interest income on investment securities declined from 2009 to 2010 by $25.4 million, causing an 88 basis point decrease in the taxable-equivalent yield. Increases in average balances have partially offset the impact of lower yields. The yield reductions in 2011 and 2010 reflect the extraordinarily low interest rates on investment securities. We anticipate the yield on investment securities will remain depressed until the Federal Open Market Committee begins to raise the benchmark fed funds rates, an action that would likely lead to higher asset yields. The Federal Open Market Committee has indicated that they currently do not intend to raise the benchmark fed funds rate during 2012 or 2013.

Table 8
AVERAGE BALANCE SHEETS

	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars in thousands, taxable equivalent)
Assets
Loans and leases	$14,050,453	$970,225	6.91%	$13,865,815	$917,111	6.61%
Investment securities:
U. S. Treasury	1,347,874	8,591	0.64	2,073,511	25,586	1.23
Government agency	2,084,627	20,672	0.99	894,695	12,852	1.44
Corporate bonds	426,114	7,975	1.87	487,678	8,721	1.79
Residential mortgage-backed securities	320,611	9,235	2.88	163,009	6,544	4.01
State, county and municipal	3,841	279	7.26	1,926	120	6.23
Other	32,694	548	1.68	20,274	227	1.12
Total investment securities	4,215,761	47,300	1.12	3,641,093	54,050	1.48
Overnight investments	558,454	1,394	0.25	951,252	2,346	0.25
Total interest-earning assets	18,824,668	$1,018,919	5.41%	18,458,160	$973,507	5.27%
Cash and due from banks	486,812			535,687
Premises and equipment	846,989			844,843
Allowance for loan and lease losses	(241,367)			(189,561)
Receivable from FDIC for loss share agreements	628,132			630,317
Other assets	590,338			561,734
Total assets	$21,135,572			$20,841,180
Liabilities and shareholders’ equity
Interest-bearing deposits:
Checking With Interest	$1,933,723	$1,679	0.09%	$1,772,298	$1,976	0.11%
Savings	826,881	1,118	0.14	724,219	1,280	0.18
Money market accounts	5,514,920	21,642	0.39	4,827,021	27,076	0.56
Time deposits	5,350,249	77,449	1.45	6,443,916	118,863	1.84
Total interest-bearing deposits	13,625,773	101,888	0.75	13,767,454	149,195	1.08
Short-term borrowings	652,607	5,993	0.92	582,654	5,189	0.89
Long-term obligations	766,509	36,311	4.74	885,145	40,741	4.60
Total interest-bearing liabilities	15,044,889	$144,192	0.96%	15,235,253	$195,125	1.28%
Demand deposits	4,150,646			3,774,864
Other liabilities	128,517			158,825
Shareholders’ equity	1,811,520			1,672,238
Total liabilities and shareholders’ equity	$21,135,572			$20,841,180
Interest rate spread			4.45%			3.99%
Net interest income and net yield on interest-earning assets		$874,727	4.65%		$778,382	4.22%

Loans and leases include loans covered by loss share agreements, loans not covered by loss share agreements, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35.0 percent and a state income tax rate of 6.9 percent for all periods. Accretion of net deferred loan fees, which are not material for any period shown, are included in the yield calculation.

Table 8
AVERAGE BALANCE SHEETS (continued)

2009			2008			2007
Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
(dollars in thousands, taxable equivalent)

$12,062,954	$661,750	5.49%	$11,306,900	$683,943	6.05%	$10,513,599	$729,635	6.94%

2,332,228	45,231	1.94	1,676,157	56,748	3.39	1,102,660	51,436	4.66
576,423	22,767	3.95	1,318,195	65,055	4.94	1,886,588	90,799	4.81
342,643	6,283	1.83	—	—		—	—
108,228	4,812	4.45	80,697	4,311	5.34	79,229	4,248	5.36
4,693	431	9.18	4,828	322	6.67	5,321	346	6.50
48,405	1,085	2.24	32,840	962	2.93	38,374	1,225	3.19
3,412,620	80,609	2.36	3,112,717	127,398	4.09	3,112,172	148,054	4.76
370,940	731	0.20	450,884	8,755	1.94	634,671	32,169	5.07
15,846,514	$743,090	4.69%	14,870,501	$820,096	5.51%	14,260,442	$909,858	6.38%
597,443			591,032			705,864
821,961			781,149			735,465
(162,542)			(145,523)			(132,530)
90,427			—			—
363,681			306,558			349,981
$17,557,484			$16,403,717			$15,919,222

$1,547,135	$1,692	0.11%	$1,440,908	$1,414	0.10%	$1,431,085	$1,971	0.14%
592,610	684	0.12	545,048	1,103	0.20	573,286	1,235	0.22
3,880,703	27,078	0.70	3,187,012	59,298	1.86	2,835,255	94,541	3.33
5,585,200	154,305	2.76	5,402,505	201,723	3.73	5,283,782	243,489	4.61
11,605,648	183,759	1.58	10,575,473	263,538	2.49	10,123,408	341,236	3.37
654,347	4,882	0.75	1,129,563	17,502	1.55	1,354,255	55,126	4.07
753,242	39,003	5.18	607,463	33,905	5.58	405,758	27,352	6.74
13,013,237	$227,644	1.75%	12,312,499	$314,945	2.56%	11,883,421	$423,714	3.57%
2,973,220			2,532,773			2,535,828
105,074			73,840			129,356
1,465,953			1,484,605			1,370,617
$17,557,484			$16,403,717			$15,919,222
		2.94%			2.95%			2.81%
	$515,446	3.25%		$505,151	3.40%		$486,144	3.41%

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits represent our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and to fulfill commercial customer demand for treasury services. Interest-bearing liabilities totaled $14.55 billion as of December 31, 2011, down $467.1 million from December 31, 2010 due primarily to reductions in deposits assumed in the 2009 and 2010 FDIC-assisted transactions exceeding the period-end balance of deposits assumed in the 2011 transactions. Average interest-bearing liabilities declined $190.4 million or 1.25 percent from 2010 levels due to the repayments of debt obligations and continued declines in deposits assumed in FDIC-assisted transactions. During 2010, interest-bearing liabilities increased $1.45 billion or 10.7 percent over 2009 as a result of deposits assumed in FDIC-assisted transactions and strong deposit growth in legacy markets.

Deposits

At December 31, 2011, deposits totaled $17.58 billion, a decrease of $58.0 million or 0.3 percent from the $17.64 billion in deposits recorded as of December 31, 2010. Deposits assumed from Union Western and CCB during 2011 totaled $2.21 billion but, due to anticipated runoff, deposit balances in these markets equaled only $332.7 million at December 31, 2011, a decline of $1.88 billion or 85.0 percent from the acquisition date balance. Continued declines in deposits assumed in other FDIC-assisted transactions and relatively flat deposit balances in legacy markets resulted in the net reduction in deposits during 2011 despite the addition of deposits from United Western and CCB.

Despite the modest decline in total deposits, the mix of deposits changed considerably during 2011. Balances increased materially in key categories of demand and savings deposits, most notably money market accounts which increased $636.3 million or 12.6 percent from December 31, 2010 to December 31, 2011, and demand deposits which increased $355.3 million or 8.9 percent. Time deposits fell $1.33 billion or 22.3 percent, due to run-off of balances assumed in FDIC-assisted transactions and low interest rates that have caused a shift in customer preference away from time deposits in favor of transaction accounts.

Interest-bearing deposits averaged $13.63 billion during 2011, a decrease of $141.7 million or 1.0 percent. Average money market balances increased $687.9 million or 14.3 percent while average time deposits decreased $1.09 billion or 17.0 percent. During 2010, average time deposits increased $858.7 million or 15.4 percent compared to the previous year primarily due to deposits assumed in the 2010 FDIC-assisted transactions.

At December 31, 2011, deposits include $2.33 billion of time deposits with balances of $100,000 or more. The scheduled maturity of those time deposits is detailed in Table 9.

Due to the ongoing industry-wide liquidity challenges and our historic focus on maintaining a liquid balance sheet, we will continue our focus on deposit attraction and retention as a key business objective. Currently, we believe that continuing economic uncertainty makes traditional bank deposits an attractive investment option for some customers. However, once economic conditions improve, our liquidity position could be adversely affected as those deposits are withdrawn and invested elsewhere. Our ability to fund future loan growth and to participate in acquisitions could potentially be constrained unless we are able to continue to generate new deposits at a reasonable cost.

Table 9
MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

December 31, 2011
(thousands)
Less than three months	$692,654
Three to six months	324,506
Six to 12 months	479,626
More than 12 months	835,582
Total	$2,332,368

Short-term borrowings

At December 31, 2011, short-term borrowings, which include term borrowings with remaining maturities of less than one year, totaled $615.2 million, compared to $546.6 million one year earlier, a 12.6 percent increase. The $68.6 million increase resulted from the net impact of $95.1 million in repurchase agreements assumed in the United Western transaction offset by reductions to FHLB borrowings.

Table 10
SHORT-TERM BORROWINGS

	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Master notes
At December 31	$375,396	0.55%	$371,350	0.55%	$395,577	0.53%
Average during year	383,038	0.54	401,115	0.54	443,286	0.52
Maximum month-end balance during year	392,648		409,924		487,372
Repurchase agreements
At December 31	172,275	0.40	78,274	0.33	91,583	0.28
Average during year	177,983	0.48	87,167	0.28	103,023	0.26
Maximum month-end balance during year	205,992		93,504		105,253
Federal funds purchased
At December 31	2,551	0.25	2,551	0.19	12,551	0.01
Average during year	2,551	0.11	4,982	0.22	9,059	0.08
Maximum month-end balance during year	2,551		18,351		15,551
Notes payable to Federal Home Loan Banks
At December 31	65,000	4.79	82,000	4.61	128,761	2.70
Average during year	74,356	4.10	74,148	3.70	84,965	2.68
Maximum month-end balance during year	82,000		137,000		128,761
Other
At December 31	—	—	12,422	—	13,933	—
Average during year	14,530	—	15,242	—	14,014	—
Maximum month-end balance during year	20,005		20,241		20,023

Long-term obligations

At December 31, 2011 and 2010, long-term obligations totaled $687.6 million and $809.9 million, respectively, a decrease of $122.4 million or 15.1 percent. The decrease since December 31, 2010 resulted from the repayment of FHLB borrowings, a decline in the obligations relating to the 2005 asset securitization as well as the reduction in junior subordinated debt resulting from the redemption of $21.5 million in trust preferred securities during the fourth quarter of 2011.

At December 31, 2011 and 2010 respectively, long-term obligations included $251.7 million and $273.2 million in junior subordinated debentures representing obligations to two special purpose entities, FCB/NC Capital Trust I and FCB/NC Capital Trust III (the Capital Trusts). The Capital Trusts are the grantor trusts for $243.5 million of trust preferred securities outstanding as of December 31, 2011 and $265.0 million outstanding as of December 31, 2010. The proceeds from the trust preferred securities were used to purchase the junior subordinated debentures issued by BancShares. The $150.0 million in trust preferred securities issued by FCB/NC Capital Trust I mature in 2028 and may be redeemed in whole or in part at a premium that declines until 2018, when the redemption price equals the par value of the securities. The remaining $93.5 million in trust preferred securities issued by FCB/NC Capital Trust III mature in 2036 and may be redeemed at par in whole or in part on or after June 30, 2011. BancShares has guaranteed all obligations of the Capital Trusts. The Dodd-Frank Act contains provisions that, over a three-year period, will eliminate our ability to include the trust preferred securities in tier 1 risk-based capital. The phase-out begins January 1, 2013, when one-third of the outstanding trust preferred securities will be excluded. All trust preferred securities will be excluded from risk-based capital effective January 1, 2015. The inability to include the securities in tier 1 risk-based capital may lead us to redeem a portion of the securities prior to their scheduled maturity dates.

Expense of interest-bearing liabilities

Interest expense amounted to $144.2 million in 2011, a $50.9 million or 26.1 percent decrease from 2010. This followed a $32.5 million or 14.3 percent decrease in interest expense during 2010 compared to 2009. For 2011, the decrease in interest expense was the result of lower interest rates and a modest reduction in average interest-bearing liabilities. For 2010, the decrease in interest expense was caused by lower interest rates partly offset by increased levels of interest-bearing liabilities. The blended rate on total interest-bearing liabilities equaled 0.96 percent during 2011, compared to 1.28 percent in 2010 and 1.75 percent in 2009.

Interest expense on interest-bearing deposits equaled $101.9 million during 2011, down $47.3 million or 31.7 percent from 2010. The 2011 reduction is the result of lower interest rates and a reduction in time deposits. Lower market interest rates caused the aggregate rate on interest-bearing deposits to decline to 0.75 percent during 2011, down 33 basis points from 2010.

Interest expense on long-term obligations decreased $4.4 million or 10.9 percent during 2011 due to the repayment of certain Federal Home Loan Bank borrowings and other reductions to long-term obligations. The rate paid on average long-term obligations increased 14 basis points from 4.60 percent in 2010 to 4.74 percent in 2011.

NET INTEREST INCOME

Net interest income amounted to $871.0 million during 2011, a $96.7 million or 12.5 percent increase over 2010. The taxable-equivalent net yield on interest-earning assets equaled 4.65 percent for 2011, up 43 basis points from the 4.22 percent for 2010. The increase from 2010 resulted principally from accretion of fair value discounts on acquired loans and the positive impact of lower deposit interest rates.

Net interest income for 2011 and 2010 included $319.4 million and $181.4 million, respectively, of accretion income on acquired loans. The continuing accretion of fair value discounts resulting from acquired loans will likely contribute to volatility in net interest income in future periods.

Accretion income is generated by recognizing accretable yield over the life of acquired loans. Accretable yield is the difference in the expected cash flows and the fair value of acquired loans. The amount of accretable yield related to the loans can change if the estimated cash flows expected to be collected changes subsequent to the initial estimates. Further, the recognition of accretion income can be accelerated in the event of large unscheduled repayments, loan payoffs, other loan settlements for amounts in excess of original estimates, and various other post-acquisition events. Due to the many factors that can influence the amount of accretion income recognized in a given period, this component of net interest income is not easily predictable for future periods and impacts the comparability of interest income, net interest income, and overall results of operations. Improvements in expected cash flows on acquired loans identified in 2011 resulted in the reclassification of $325.0 million from nonaccretable difference, which is being accreted into interest income prospectively.

During 2010, net interest income equaled $774.2 million, a $263.7 million or 51.7 percent increase over 2009. The increase from 2009 resulted principally from accretion of fair value discounts on acquired loans and the positive impact of yields and rates on acquired loans and assumed deposits.

Table 11 isolates the changes in taxable-equivalent net interest income due to changes in volume and interest rates for 2011 and 2010.

Table 11
CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	2011			2010
	Change from previous year due to:			Change from previous year due to:
	Volume	Yield/ Rate	Total Change	Volume	Yield/ Rate	Total Change
	(thousands)
Assets
Loans and leases	$11,860	$41,254	$53,114	$109,616	$145,745	$255,361
Investment securities:
U. S. Treasury	(6,844)	(10,151)	(16,995)	(4,053)	(15,592)	(19,645)
Government agency	14,490	(6,670)	7,820	8,562	(18,477)	(9,915)
Corporate bonds	(1,120)	374	(746)	2,614	(176)	2,438
Residential mortgage-backed securities	5,426	(2,735)	2,691	2,322	(590)	1,732
State, county and municipal	129	30	159	(214)	(97)	(311)
Other	173	149	322	(473)	(385)	(858)
Total investment securities	12,254	(19,003)	(6,749)	8,758	(35,317)	(26,559)
Overnight investments	(968)	15	(953)	1,216	399	1,615
Total interest-earning assets	$23,146	$22,266	$45,412	$119,590	$110,827	$230,417
Liabilities
Interest-bearing deposits:
Checking With Interest	$160	$(457)	$(297)	$248	$36	$284
Savings	160	(322)	(162)	192	404	596
Money market accounts	3,279	(8,713)	(5,434)	5,955	(5,957)	(2)
Time deposits	(18,003)	(23,412)	(41,415)	19,781	(55,222)	(35,441)
Total interest-bearing deposits	(14,404)	(32,904)	(47,308)	26,176	(60,739)	(34,563)
Short-term borrowings	632	172	804	(587)	894	307
Long-term obligations	(5,564)	1,134	(4,430)	6,469	(4,731)	1,738
Total interest-bearing liabilities	$(19,336)	$(31,598)	$(50,934)	$32,058	$(64,576)	$(32,518)
Change in net interest income	$42,482	$53,864	$96,346	$87,532	$175,403	$262,935
Changes in income relating to certain loans, leases and investment securities are stated on a fully tax-equivalent basis at a rate that approximates BancShares’ marginal tax rate. The taxable equivalent adjustment was $3,760 , $4,139 and $4,931 for the years 2011, 2010 and 2009, respectively. Table 8 provides detailed information on average balances, income/expense, yield/rate by category and the relevant income tax rates. The rate/volume variance is allocated equally between the changes in volume and rate.

NONINTEREST INCOME

Noninterest income is an essential component of our total revenue and is critical to our ability to sustain an adequate level of profitability. The primary sources of noninterest income have traditionally consisted of cardholder and merchant services income, service charges on deposit accounts, revenues derived from wealth management services and fees from processing services. During 2011 and 2010, these traditional sources of noninterest income were augmented with acquisition gains and entries arising from post-acquisition adjustments to the FDIC receivable. Noninterest income increased modestly excluding the acquisition gains and the entries resulting from post-acquisition adjustments to the FDIC receivable.

Noninterest income totaled $464.4 million during 2011, an increase of $58.2 million or 14.3 percent from 2010, due primarily to the gain on the 2011 acquisitions exceeding the gain on the 2010 acquisitions, a decline in unfavorable adjustments to the FDIC receivable of $27.5 million, and the $9.7 million gain recorded on the redemption of trust preferred securities. Excluding acquisition gains, noninterest income increased $43.7 million, or 16.2 percent. Noninterest income during 2010 equaled $406.2 million, a $2.8 million, or 0.7 percent increase over 2009 due primarily to acquisition gains. Table 12 presents the major components of noninterest income for the past five years.

Table 12
NONINTEREST INCOME

	Year ended December 31
	2011	2010	2009	2008	2007
	(thousands)
Gains on acquisitions	$150,417	$136,000	$104,434	$—	$—
Cardholder and merchant services	110,822	107,575	95,376	97,577	97,070
Service charges on deposit accounts	63,775	73,762	78,028	82,349	77,827
Wealth management services	54,974	51,378	46,071	48,198	49,305
Fees from processing services	30,487	29,097	30,904	29,607	27,018
Mortgage income	12,214	9,699	10,435	6,564	6,305
Insurance commissions	9,165	8,650	8,129	8,277	7,735
ATM income	6,020	6,656	6,856	7,003	6,515
Other service charges and fees	22,647	20,820	16,411	17,598	15,318
Securities gains (losses)	(288)	1,952	(511)	8,128	1,376
Adjustments to FDIC receivable for loss share agreements	(19,305)	(46,806)	2,800	—	—
Other	23,438	7,431	4,518	2,205	3,363
Total noninterest income	$464,366	$406,214	$403,451	$307,506	$291,832

Acquisition gains recorded during 2011 totaled $150.4 million, compared to $136.0 million during 2010, all of which resulted from FDIC-assisted transactions. During 2011 and 2010, BancShares recorded net charges of $19.3 million and $46.8 million, respectively, resulting from adjustments to the FDIC receivable for covered assets. The adjustments to the FDIC receivable during 2011 and 2010 represent reductions resulting from favorable changes in estimated cash flows on acquired loans, partially offset by increases resulting from post-acquisition deterioration of acquired loans.

Cardholder and merchant services income increased $3.2 million during 2011, due to higher transaction volume among both cardholders and merchants and a moderate increase in consumer spending compared to 2010. This was offset by a reduction in income resulting from the enactment of debit interchange fee limits in the fourth quarter of 2011 as part of the Dodd-Frank Act. Income from wealth management services increased $3.6 million or 7.0 percent due to a healthy level of new business and improved investment returns. Other service charges and fees increased $1.8 million or 8.8 percent during 2011, largely resulting from various loan fees on noncovered loans.

Deposit service charges declined $10.0 million, or 13.5 percent during 2011, the impact of lower fees from overdrafts caused by changes in daily overdraft fee limits as well as changes to Regulation E. The changes to Regulation E that were effective in August 2010 require financial institutions to only provide overdraft services to customers who explicitly elect to use those services. The unfavorable impact of the new regulations on cardholder and merchant services income and deposit service charge income will continue in subsequent periods.

As mentioned above, our noninterest income has been adversely affected by two provisions of the Dodd-Frank Act. Income derived from debit card interchange fees declined $4.6 million in 2011 due to the limitation on those fees that became effective during the fourth quarter of 2011. The impact of this regulation is expected to continue to negatively affect earnings in 2012, when we expect interchange-related income to decline by $17.6 million from 2011. Also, during the third quarter of 2010, revisions to Regulation E became effective that had a significant adverse impact on fees collected for insufficient fund and overdraft items. In addition, changes to daily overdraft fee limits were made during 2011. The combined impact of these changes was an estimated reduction in our noninterest income of $9.1 million in 2011.

Adjustments to the FDIC receivable for post acquisition changes in covered loans resulted in a favorable variance of $27.5 million during 2011. Favorable changes to FDIC receivable are caused primarily by post-acquisition deterioration of covered loans and unfavorable changes are caused primarily by improvements in covered loans realized through significant paydowns or payoffs of loans in excess of the amounts originally estimated. During 2011 and 2010 the amount of adjustments relating to post-acquisition improvements exceeded the adjustments for post-acquisition deterioration.

Other noninterest income recorded during 2011 included a $9.7 million gain recorded on the redemption of preferred securities in the fourth quarter of 2011 and $13.8 million in recoveries of amounts charged off on acquired loans prior to the acquisition date.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities, and equipment and software costs for our branch offices and our technology and operations infrastructure. Noninterest expense for 2011 amounted to $792.9 million, a $59.5 million or 8.1 percent increase over 2010. Noninterest expense in 2010 was $733.4 million, an $81.9 million or 12.6 percent increase over 2009. Table 13 presents the major components of noninterest expense for the past five years.

Salary expense increased $10.2 million or 3.4 percent during 2011 due to headcount growth resulting primarily from the FDIC-assisted transactions and merit increases. During 2010, salary expense increased $33.6 million or 12.7 percent over 2009, primarily due to the headcount growth that resulted from the 2010 and 2009 FDIC-assisted transactions and 2010 merit increases. Salary expense directly resulting from new branches and the retained support positions related to the FDIC-assisted transactions declined $3.0 million or 10.3 percent during 2011. For the period of time between the consummation of the FDIC-assisted transaction and the subsequent conversion to our legacy systems, we retain associates to perform those tasks that, following the conversion, are absorbed by our legacy infrastructure. Therefore, our ability to quickly convert the failed banks to our processing systems allows us to reduce salary expense. We also reduced the salary expense related to the FDIC-assisted transactions by closing 14 branches during 2011. As of December 31, 2011, all of the 2010 and 2009 FDIC-assisted transactions have been converted to our processing systems, and the two 2011 FDIC-assisted transactions have been converted to a single processing system. The conversion of the remaining processing systems to our legacy systems is scheduled to occur during 2012, at which time remaining support positions will be eliminated.

Employee benefit expense increased $7.8 million or 12.0 percent during 2011, the result of unfavorable pension plan assumption changes, executive retirement benefits accrued during 2011 and higher 401(k) expense stemming from an increase in participants. These increases were partially offset by a reduction in health costs driven by increased employee contributions and favorable claims experience due in part to wellness initiatives. During 2010, employee benefit expense increased $0.3 million or 0.5 percent over 2009, the net result of higher employer taxes and 401(k) expense, largely offset by reduced employee health costs and pension expense. Pension costs are expected to increase in 2012 due to further unfavorable assumption changes.

Occupancy expense totaled $74.8 million during 2011, a $2.1 million or 2.8 percent increase over 2010. During 2010, occupancy expense totaled $72.8 million, a $6.5 million or 9.8 percent increase over 2009. Occupancy expense related to the branches resulting from the FDIC-assisted transactions increased $1.6 million and $6.3 million during 2011 and 2010, respectively.

Equipment expenses increased $3.1 million, or 4.6 percent, during 2011, following a $6.6 million or 10.9 percent increase in 2010. The increases in 2011 and 2010 were principally the result of higher hardware and software costs. While some of the increase in equipment expense is acquisition related, most of the increase results from technology initiatives. Various projects that are underway, including efforts to comply with ATM upgrades necessary to comply with new accessibility requirements, will cause further increases in equipment expense during 2012.

Cardholder and merchant processing expense increased $1.8 million or 4.0 percent during 2011 due to higher transaction volume when compared to 2010.

FDIC deposit insurance expense decreased $6.7 million or 29.0 percent during 2011, following a reduction of $6.2 million during 2010. The decrease during 2011 is the result of a new assessment formula adopted by the FDIC effective April 1, 2011. The new formula alters the assessment base from deposits to total assets less equity thereby placing a larger assessment burden on banks with proportionally high levels of non-deposit funding. Our assessment amount declined due primarily to our low reliance on non-deposit funding. The decrease during 2010 represents the net impact of a $7.8 million assessment recognized during 2009 and a higher level of insured deposits during 2010.

Collection expenses increased $2.8 million during 2011 and $18.4 million during 2010 due to costs incurred for loans acquired in the FDIC-assisted transactions. Collection expenses include legal costs and fees paid to third parties engaged to assist in collection efforts related to covered loans and leases, and may be reimbursable under the FDIC loss share agreements. Collection expenses will likely remain high in 2012 as we continue to resolve exposures resulting from high levels of nonperforming covered assets.

Foreclosure-related expenses increased $25.7 million or 125.7 percent during 2011, almost all of which was attributable to activity arising from the FDIC-assisted transactions. Expenses incurred in 2010 increased $5.3 million from 2009. Foreclosure-related expenses include costs to maintain foreclosed property, write-downs following foreclosure, and gains or losses recognized at the time of sale. It is anticipated that foreclosure-related expenses, some of which are reimbursable under the FDIC loss share agreements, will remain high for the next several years as we continue to liquidate the loans acquired in the FDIC-assisted transactions.

Processing fees paid to third parties increased $3.0 million or 22.6 percent during 2011, primarily related to the FDIC-assisted transactions. Once the conversion of United Western and CCB to our processing systems occurs in mid-2012, the processing fees related to the FDIC-assisted transactions will decline.

Amortization of intangibles decreased $1.8 million during 2011, due to the core deposit intangibles recorded for earlier acquisitions being fully amortized.

Other noninterest expense increased $8.7 million during 2011, due to a loss of $2.8 million recognized on the termination of our interest rate swap and other increases in general administrative costs.

Table 13
NONINTEREST EXPENSE

	Year ended December 31
	2011	2010	2009	2008	2007
	(thousands)
Salaries and wages	$308,088	$297,897	$264,342	$259,250	$243,871
Employee benefits	72,526	64,733	64,390	58,899	52,733
Occupancy expense	74,832	72,766	66,266	60,839	56,922
Equipment expense	69,951	66,894	60,310	57,715	56,404
Cardholder and merchant services expense:
Cardholder and merchant processing	48,614	46,765	42,605	42,071	41,882
Cardholder reward programs	11,780	11,624	8,457	9,323	12,529
FDIC deposit insurance	16,459	23,167	29,344	5,126	2,619
Collection	23,237	20,485	2,102	63	52
Foreclosure-related expense	46,133	20,439	15,107	3,658	2,086
Processing fees paid to third parties	16,336	13,327	9,672	8,985	7,004
Telecommunications	12,131	11,328	11,314	12,061	10,501
Postage	7,365	6,848	6,130	6,517	5,967
Advertising	7,957	8,301	8,111	8,098	7,499
Legal	6,306	4,968	5,425	6,308	6,410
Consultant	3,021	2,532	2,508	2,514	3,324
Amortization of intangibles	4,386	6,202	1,940	2,048	2,142
Other	63,803	55,100	53,480	56,907	57,861
Total noninterest expense	$792,925	$733,376	$651,503	$600,382	$569,806

INCOME TAXES

During 2011, BancShares recorded income tax expense of $115.1 million, compared to $110.5 million during 2010 and $66.8 million in 2009. BancShares’ effective tax rate equaled 37.1 percent in 2011, 36.4 percent in 2010, and 36.5 percent in 2009. The higher effective tax rate during 2011 results from the favorable impact of various permanent differences on pre-tax income in prior years which did not occur in 2011.

Income tax expense for 2010 was reduced by $2.9 million due to the release of ISB's state tax valuation allowance. This valuation allowance was released during 2010 following receipt of all necessary regulatory approvals, and in anticipation of the January 7, 2011 merger of FCB and ISB. The release of the valuation allowance reflected the prospective ability of FCB to utilize the benefit of ISB’s state net economic losses following the merger.

Table 14
ANALYSIS OF CAPITAL ADEQUACY

	December 31			Regulatory Minimum
	2011	2010	2009
	(dollars in thousands)
First Citizens BancShares, Inc.
Tier 1 capital	$2,072,610	$1,935,559	$1,752,384
Tier 2 capital	250,412	271,331	295,300
Total capital	$2,323,022	$2,206,890	$2,047,684
Risk-adjusted assets	$13,447,702	$13,021,521	$13,136,815
Risk-based capital ratios
Tier 1 capital	15.41%	14.86%	13.34%	4.00%
Total capital	17.27%	16.95%	15.59%	8.00%
Tier 1 leverage ratio	9.90%	9.18%	9.54%	3.00%
First-Citizens Bank & Trust Company
Tier 1 capital	$1,968,032	$1,522,931	$1,349,972
Tier 2 capital	243,203	231,916	259,416
Total capital	$2,211,235	$1,754,847	$1,609,388
Risk-adjusted assets	$13,346,474	$10,502,859	$11,501,548
Risk-based capital ratios
Tier 1 capital	14.75%	14.50%	11.74%	4.00%
Total capital	16.57%	16.71%	13.99%	8.00%
Tier 1 leverage ratio	9.53%	8.40%	8.63%	3.00%

SHAREHOLDERS’ EQUITY

We are committed to managing our capital to allow for strong protection for our depositors, creditors and shareholders. We continually monitor the capital levels and ratios for BancShares and FCB to ensure that they comfortably exceed the minimum requirements imposed by their respective regulatory authorities, and to ensure that capital is appropriate given growth projections, risk profile and potential changes in regulatory requirements. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material effect on the financial statements. Table 14 provides information on capital adequacy for BancShares and FCB as of December 31, 2011, 2010 and 2009.

Both BancShares and FCB comfortably exceed minimum capital standards and are well-capitalized.

BancShares repurchased 112,471 shares of Class A common stock and 37,863 shares of Class B common stock in 2011. No shares were repurchased in 2010 or 2009. The share repurchases were made pursuant to authorizations approved by the Board of Directors. As of December 31, 2011, under existing authorizations, BancShares had the ability to purchase 87,529 and 24,825 shares of Class A and Class B common stock, respectively.

BancShares is dependent on FCB to cover its operating expenses, fund its debt obligations and pay shareholder dividends. During 2011, FCB declared dividends to BancShares in the amount of $82.8 million, compared to $50.4 million in 2010 and $60.5 million in 2009. At December 31, 2011, based on limitations imposed by North Carolina General Statutes, FCB had the ability to declare dividends totaling $1.40 billion. However, any dividends declared in excess of $876.0 million would have caused FCB to lose its well-capitalized designation.

As of December 31, 2011, BancShares' tier 1 capital includes $243.5 million resulting from outstanding trust preferred capital securities that were issued in 1998 and 2006. The Dodd-Frank Act contains provisions that eliminate our ability to include trust preferred securities in tier 1 risk-based capital effective January 1, 2015. BancShares’ trust preferred securities that currently qualify as tier 1 capital will be phased out in equal increments of $81.2 million over a three-year term, beginning in 2013. Based on BancShares’ capital structure as of December 31, 2011, the reduction of $81.2 million results in a tier 1 leverage capital ratio of 9.51 percent, a tier 1 risk-based capital ratio of 14.81 percent, and a total risk-based capital ratio of 16.67 percent. Elimination of the all trust preferred securities from the December 31, 2011 capital structure would result in a proforma tier 1 leverage ratio of 8.73 percent, a proforma tier 1 risk-based ratio of 13.60 percent and a proforma total risk-based ratio of 15.46 percent. Although these are significant decreases, BancShares would continue to remain well-capitalized under current regulatory guidelines. While the residual impact would be much less significant to FCB, it would also remain well-capitalized on a proforma basis.

Tier 2 capital of BancShares and FCB includes qualifying subordinated debt that was issued in 2005 with a scheduled maturity date of September 1, 2015. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in tier 2 capital by 20 percent for each year until the debt matures. As of December 31, 2011, 40 percent or $50.0 million of the $125.0 million of subordinated debt outstanding is no longer included in tier 2 capital. The amount eligible to be included in tier 2 capital will decrease by $25.0 million each year until the scheduled maturity date. Tier 2 capital is part of total risk-based capital, reflected in Table 14.

In September 2010, the Basel Committee on Banking Supervision announced new global regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for bank holding companies, through a combination of higher minimum capital requirements, new capital conservation buffers, and more conservative definitions of capital and exposure. Basel III would impose a new tier 1 common equity requirement of 7.00 percent, comprised of a minimum of 4.50 percent plus a capital conservation buffer of 2.50 percent. The transition period for banks to meet the revised common equity requirement will begin in 2013, with full implementation in 2019. The committee has also stated that it may require a counter-cyclical capital buffer in addition to Basel III standards. The new rule also proposes the deduction of certain assets in measuring tier 1 capital. The Federal Reserve has adopted the Basel III guidelines for bank holding companies with assets over $50 billion, and it is expected that other United States banking regulators will also adopt new regulatory capital requirements similar to those proposed in Basel III for all other banks and bank holding companies. We will monitor proposed capital requirement amendments and manage our capital to meet what we believe the new measures will require. BancShares' tier 1 common equity ratio is 13.60 percent at December 31, 2011 as calculated in Table 15 compared to the fully phased-in Basel III requirement of 7.00 percent.

Table 15
TIER 1 COMMON EQUITY

First Citizens BancShares, Inc.
December 31, 2011
(dollars in thousands)
Tier 1 capital	$2,072,610
Less: restricted core capital	243,500
Tier 1 common equity	$1,829,110

Risk-adjusted assets	$13,447,702

Tier 1 common equity ratio	13.60%

RISK MANAGEMENT

Effective management of risks is a critical component of our financial and operational structure. The most significant risks that we confront are credit, interest-rate and liquidity risk. Credit risk is the risk of not collecting payments pursuant to the contractual terms of loan, lease and investment assets. Interest rate risk results from changes in interest rates which may impact the re-pricing of assets and liabilities in different amounts or at different dates. Liquidity risk is the risk that we will be unable to fund obligations to loan customers, depositors or other creditors. To manage these risks as well as other risks that are inherent in the operation of a financial holding company and to provide reasonable assurance that our long-term business objectives will be attained, various policies and risk management processes identify, monitor and manage risk within appropriate ranges. Management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.

In response to provisions of the Dodd-Frank Act, federal regulators have proposed annual, enterprise-wide, stress testing of banks with more than $10.00 billion in assets. These proposals, when implemented, will require BancShares or FCB to perform procedures in addition to those already in place. The results of these procedures will be considered in combination with other risk management and monitoring practices to maintain an effective risk management program.

Credit risk management

The maintenance of excellent asset quality has historically been one of our key performance measures. Loans and leases not covered by loss share agreements with the FDIC were underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Loans covered by loss share agreements with the FDIC were recorded at fair value at the date of the acquisition and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses for the purpose of ensuring compliance with credit policies and to closely monitor asset quality trends. The risk reviews include portfolio analysis by geographic location and horizontal reviews across industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate, and to maintain adequate allowances for loan and lease losses that are inherent in the loan and lease portfolio.

We maintain a well-diversified loan and lease portfolio, and seek to minimize the risk associated with large concentrations within specific geographic areas, collateral types or industries. Despite our focus on diversification, several characteristics of our loan portfolio subject us to significant risk. These include our concentration of real estate loans, medical-related loans, and the existence of high loan-to-value loans.

We have historically carried a significant concentration of real estate secured loans. Within our noncovered loan portfolio, we mitigate that exposure through our underwriting policies that principally rely on adequate borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner-occupied. At December 31, 2011, loans secured by real estate not covered by loss share agreements totaled $8.85 billion or 76.4 percent of total loans not covered by loss share agreements compared to $8.53 billion or 74.3 percent at December 31, 2010. The geographic distribution of the collateral securing these real estate loans is provided in Table 16. The table provides the percentage of total noncovered loan balances with real estate collateral located in the referenced states. All other states individually represent less than two percent of total noncovered loans. While 61 percent of our real estate exposure is concentrated within North Carolina and Virginia, the expansion of our branch network through FDIC-assisted transactions involving financial institutions has allowed us to mitigate geographic risk exposures within those states.

Table 16
GEOGRAPHIC DISTRIBUTION OF REAL ESTATE COLLATERAL

December 31, 2011
Collateral state	Percent of total noncovered loans with collateral located in the state
North Carolina	52%
Virginia	9
California	5
Florida	4
Georgia	4
Tennessee	2
Texas	2

Among real estate secured loans, our revolving mortgage loans present a heightened risk due to the longer term nature of the commitments, the presence of a large number of loans secured by junior liens, and the possibility that the financial position of the borrower or the value of the collateral may deteriorate significantly during the term of the loan. A substantial decline in collateral value could render a junior lien position to be effectively unsecured. At December 31, 2011, revolving mortgage loans secured by real estate amounted to $2.35 billion, or 16.8 percent of loans not covered by loss share agreements compared to $2.25 billion or 16.7 percent at December 31, 2010. We have not acquired revolving mortgages in the secondary market, and we have not originated these loans to customers outside of our market areas. All noncovered revolving mortgage loans were originated by us and were underwritten based on our standard lending criteria. Over 90 percent of the revolving mortgage portfolio relates to properties in North Carolina and Virginia, and approximately one-third of the loan balances outstanding are secured by senior collateral positions while the remaining balances are secured by junior liens. The credit profile of the borrowers is reviewed at least annually and most borrowers have maintained excellent ratings based on credit scores available from third-parties.

Noncovered loans to borrowers in medical, dental or related fields totaled $3.07 billion as of December 31, 2011 and $3.02 billion as of December 31, 2010, representing 26.5 percent and 26.3 percent of noncovered loans and leases as of the respective dates. The risk on these loans is mitigated through our underwriting policies that emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10 percent of noncovered loans and leases outstanding at December 31, 2011.

In addition to geographic, product, and industry concentrations, we monitor our loan and lease portfolio for other risk characteristics. Among the key indicators of credit risk are loan-to-value ratios, which measure a lender’s exposure as compared to the value of the underlying collateral. Regulatory agencies have established guidelines that define high loan-to-value loans as those real estate loans that exceed 65 percent to 85 percent of the collateral value depending upon the type of collateral. At December 31, 2011, we had $631.1 million or 5.4 percent of noncovered loans and leases that exceeded the loan-to-value ratios recommended by the guidelines compared to $716.9 million or 6.2 percent at December 31, 2010. Most of the reduction from 2010 related to loans collateralized by single family residences. While we continuously strive to limit our high loan-to-value loans, we believe that the inherent risk within these loans is mitigated by our strict underwriting criteria and the high rate of owner-occupied properties.

Table 17
NONPERFORMING ASSETS

	December 31,
	2011	2010	2009	2008	2007
	(thousands, except ratios)
Nonaccrual loans and leases:
Covered under FDIC loss share agreements	$302,102	$160,024	$116,446	$—	$—
Not covered under FDIC loss share agreements	52,741	78,814	58,417	39,361	13,021
Other real estate owned:
Covered under FDIC loss share agreements	148,599	112,748	93,774	—	—
Not covered under FDIC loss share agreements	50,399	52,842	40,607	29,956	6,893
Restructured loans:
Covered under FDIC loss share agreements	126,240	56,398	10,013	—	—
Not covered under FDIC loss share agreements	123,796	64,995	55,025	2,349	—
Total nonperforming assets	$803,877	$525,821	$374,282	$71,666	$19,914
Nonperforming assets covered under FDIC loss share agreements	$576,941	$329,170	$220,233	$—	$—
Nonperforming assets not covered under FDIC loss share agreements	226,936	196,651	154,049	71,666	19,914
Total nonperforming assets	$803,877	$525,821	$374,282	$71,666	$19,914
Accruing loans and leases 90 days or more past due:
Covered under loss share agreements	$292,194	$302,120	$—	$—	$—
Not covered under loss share agreements	14,840	18,501	27,766	22,459	7,124
Loans and leases at December 31:
Covered under FDIC loss share agreements	2,362,152	2,007,452	1,173,020	—	—
Not covered under FDIC loss share agreements	11,581,637	11,480,577	11,664,999	11,649,886	10,888,083
Ratio of nonperforming assets to total loans, leases and other real estate:
Covered under FDIC loss share agreements	22.98%	17.14%	17.39%	—%	—%
Not covered under FDIC loss share agreements	1.95	1.71	1.32	0.61	0.18
Ratio of nonperforming assets to total loans, leases and other real estate:	5.68	4.10	2.89	0.61	0.18
Interest income that would have been earned on nonperforming loans and leases had they been performing	$23,326	$18,519	$4,172	$1,275	$1,200
Interest income earned on nonperforming loans and leases	8,589	9,922	3,746	797	465
There were no foreign loans or leases outstanding in any period. Accruing loans and leases 90 days or more past due covered by loss share agreements includes impaired loans that are being accounted for using the accretable yield method.

Nonperforming assets include nonaccrual loans and leases, OREO and restructured loans that are both covered and not covered by FDIC loss share agreements. With the exception of certain residential mortgage loans, the accrual of interest on noncovered loans and leases is discontinued when we deem that collection of additional principal or interest is doubtful. Noncovered loans and leases are returned to accrual status when both principal and interest are current and the asset is determined to be performing in accordance with the terms of the loan instrument. The accrual of interest on certain residential mortgage loans is discontinued when a loan is more than three monthly payments past due, and the accrual of interest resumes when the loan is less than three monthly payments past due. OREO includes foreclosed property and branch facilities that we have closed but not sold. Restructured loans include accruing loans that we have modified in order to enable a financially distressed borrower an opportunity to continue making payments under terms more favorable than we would normally extend. Nonperforming asset balances for the past five years are presented in Table 17.

Nonperforming assets at December 31, 2011 totaled $803.9 million, compared to $525.8 million at December 31, 2010 and $374.3 million at December 31, 2009. As a percentage of total loans, leases and OREO, nonperforming assets represented 5.68 percent, 4.10 percent and 2.89 percent as of December 31, 2011, 2010 and 2009, respectively.

Of the $803.9 million in nonperforming assets at December 31, 2011, $576.9 million are covered by FDIC loss share agreements that provide significant loss protection. The $278.1 million growth in nonperforming assets during 2011 included a $247.8 million increase in nonperforming assets covered by FDIC loss share agreements. Nonperforming assets covered by loss share agreements represent 23.0 percent of total covered assets at December 31, 2011, compared to 17.1 percent at December 31, 2010.

The $30.3 million increase in nonperforming assets not covered by loss share agreements was due to an increase in troubled debt restructurings provided to borrowers. Nonaccrual loans not covered by loss share agreements totaled $52.7 million as of December 31, 2011, a decrease of $26.1 million over December 31, 2010. OREO not covered by loss share agreements totaled $50.4 million at December 31, 2011, compared to $52.8 million at December 31, 2010. A significant portion of the OREO not covered by loss share agreements related to real estate exposures in the Atlanta, Georgia and southwest Florida markets arising from earlier residential construction financing. Prior to the economic slowdown, both markets had experienced significant over-development that resulted in extremely weak sales of new residential units and significant declines in property values during the past three years. At December 31, 2011, construction and land development properties including vacant land for development represented 39.8 percent of noncovered OREO. Vacant land values have experienced an especially steep decline during the economic slowdown due to a significant drop in demand and values may continue to decline if demand remains weak.

Once acquired, net book values of OREO are reviewed at least annually to evaluate if write-downs are required. When appraisals of real estate are received, they are reviewed by the appraisal review department to ensure the quality of the appraised value provided in the reports. The level of review is dependent on the value and type of the collateral with higher value, more complex properties receiving a more detailed review. In a market of declining property values, which we have experienced during 2011 and 2010, in addition to appraisals, we utilize additional resources to obtain the most current market value. Decisions regarding write-downs are based on factors that include appraisals, broker opinions, previous offers received on the property, market conditions and the number of days the property has been on the market.

Restructured loans (TDRs) not covered by loss share agreements equaled $123.8 million and $65.0 million at December 31, 2011 and 2010, respectively. Total TDRs as of December 31, 2011 were $323.1 million, $250.0 million of which are accruing and $73.0 million of which are nonaccrual. TDRs are selectively made to provide relief to customers who are experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. These modifications are typically executed only when customers are current on their payment obligation and we believe the modification will result in the avoidance of default. At December 31, 2011, noncovered TDRs of $34.2 million are considered performing as a result of the loans carrying a market interest rate and evidence of sustained performance after restructuring. Typical modifications we have made include short-term deferral of interest or modification of payment terms, but do not include reduction of interest rates or forgiveness of principal.

We continue to closely monitor past due and other potential problem loans to identify loans that should be classified as impaired or nonaccrual. For loans associated with the FDIC-assisted transactions, we anticipate that credit costs will remain high in 2012 due to the elevated level of nonperforming assets and the generally weak condition of the acquired loans since acquisition. To the extent that those costs are recoverable under the loss share agreements, there will be a corresponding increase to noninterest income for the estimated amount to be reimbursed from the FDIC under the loss share agreements. For loans not covered under loss share agreements, we anticipate some moderation of credit costs during 2012 as economic conditions stabilize.

The allowance for loan and lease losses reflects the estimated losses resulting from the inability of our customers to make required payments. In estimating the allowance, we employ a variety of modeling and analytical tools for measuring credit risk. Generally, loans and leases to commercial customers are evaluated individually and assigned a credit grade, while non-commercial loans are evaluated collectively. The individual credit grades for commercial loans are assigned based upon factors such as the borrower’s cash flow, the value of any underlying collateral and the strength of any guarantee. Relying on historical data of credit grade losses and migration patterns among credit grades, we calculate a loss estimate for each credit grade. As loans to borrowers experiencing financial stress are moved to higher-risk credit grades, increased allowances are assigned to that exposure. Since acquired loans are recorded at fair value as of the acquisition date, allowances are only recorded for post-acquisition credit quality deterioration.

Groups of non-commercial loans are aggregated by type and probable loss estimates become the basis for the allowance amount. The loss estimates are based on historical losses, delinquency patterns and various other credit risk indicators. During 2011, based on deepening economic weaknesses indicated by higher unemployment and personal bankruptcy rates, continued declines in collateral values and higher delinquencies and charge-offs, we increased loss estimates for our revolving mortgage and residential mortgage loans. Delinquency levels and charge-offs on revolving mortgages and residential mortgages have increased in 2011, and are projected to remain elevated due to weakened collateral positions, particularly for loans secured by junior collateral positions.

When needed, we also establish specific allowances for certain impaired loans. Impaired loans include restructured loans and commercial nonaccrual loans. The allowance for impaired loans is the difference between carrying value and the estimated collateral value or the present value of anticipated cash flows. On impaired loans for which we expect repayment from the customer, the allowance is determined using the present value of expected cash flows, discounted at the loans' effective rate. On impaired loans for which repayment from the customer is not anticipated, we rely on the estimated collateral liquidation value to determine the allowance.

The allowance for loan and lease losses also includes a nonspecific component for risks beyond those factors specific to a particular loan, group of loans, or identified by commercial loan credit grade migration analysis. This nonspecific allowance is based upon factors such as trends in economic conditions in the markets in which we operate, conditions in specific industries where we have large exposures, changes in the size and mix of the overall loan portfolio, the growth in the overall loan portfolio and other judgmental factors. As of December 31, 2011, the nonspecific portion of the allowance equaled $14.1 million or 5.2 percent of the total allowance. This compares to $13.9 million or 6.1 percent of the total allowance for loan and lease losses as of December 31, 2010.

At December 31, 2011, the allowance for loan and lease losses allocated to noncovered loans totaled $180.9 million or 1.56 percent of loans and leases not covered by loss share agreements, compared to $176.5 million or 1.54 percent at December 31, 2010. The $4.4 million increase was due to deterioration in credit quality within revolving and residential mortgage loans partially offset by the charge-off of amounts previously reserved for loans individually evaluated for impairment. The allowance for loans individually evaluated for impairment declined $3.6 million since December 31, 2010 due to large charge-offs while the allowance for loans collectively evaluated for impairment has increased by $7.8 million due to generally higher delinquency levels in revolving mortgage and residential mortgage loans.

An additional allowance of $89.3 million relates to covered loans at December 31, 2011, established as a result of post-acquisition deterioration in credit quality for covered loans. The allowance for covered loans equaled $51.2 million at December 31, 2010. The allowance for covered loans has grown due to the increase in the volume of covered loans. As the length of time from the respective acquisition dates increases, the potential for deterioration is elevated. Losses on covered loans, including losses resulting from post-acquisition deterioration, are subject to reimbursement from the FDIC at the applicable indemnification rate. The increase in 2011 provision expense for covered loans is primarily the result of deterioration among First Regional, TVB, and SAB loans.

Management considers the allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at December 31, 2011, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.

The provision for loan and lease losses recorded during 2011 equaled $232.3 million compared to $143.5 million during 2010 and $79.4 million during 2009. Provision expense related to covered loans totaled $174.5 million during 2011, compared to $86.9 million during 2010 due to post-acquisition deterioration of loans covered under loss share agreements. When acquired loans show improvement since acquisition date, accretable yield is created and the impact of those improvements are recognized prospectively as an adjustment to the yield on the loans.

Provision expense related to noncovered loans equaled $57.8 million during 2011, up only $1.2 million, or 2.0 percent, from 2010. Increased provisions for residential mortgages and revolving mortgages were offset by favorable changes in the provisions for other classes.

Table 18
ALLOWANCE FOR LOAN AND LEASE LOSSES

	2011	2010	2009	2008	2007
	(thousands, except ratios)
Allowance for loan and lease losses at beginning of period	$227,765	$172,282	$157,569	$136,974	$132,004
Adjustment resulting from adoption of change in accounting for QSPEs and controlling financial interests, effective January 1, 2010	—	681	—	—	—
Provision for loan and lease losses	232,277	143,519	79,364	65,926	32,939
Charge-offs:
Commercial:
Construction and land development	(47,621)	(15,656)	(14,085)	(11,832)	(104)
Commercial mortgage	(56,880)	(12,496)	(2,081)	(696)	(49)
Other commercial real estate	(29,087)	(4,562)	(173)	—	—
Commercial and industrial	(11,994)	(22,343)	(17,114)	(13,593)	(13,106)
Lease financing	(579)	(1,825)	(1,736)	(1,124)	(3,092)
Other	(89)	—	—	—	—
Total commercial loans	(146,250)	(56,882)	(35,189)	(27,245)	(16,351)
Non-commercial:
Residential mortgage	(11,289)	(1,851)	(1,966)	(1,165)	(194)
Revolving mortgage	(13,940)	(7,640)	(8,390)	(3,249)	(1,363)
Construction and land development	(12,529)	(9,423)	(3,521)	(5,727)	(1,579)
Consumer	(12,832)	(19,520)	(20,288)	(12,695)	(13,203)
Total non-commercial loans	(50,590)	(38,434)	(34,165)	(22,836)	(16,339)
Total charge-offs	(196,840)	(95,316)	(69,354)	(50,081)	(32,690)
Recoveries:
Commercial:
Construction and land development	607	—	517	52	11
Commercial mortgage	1,028	433	96	55	8
Other commercial real estate	502	—	—	—	—
Commercial and industrial	1,037	2,605	1,384	1,645	1,282
Lease financing	133	254	122	314	170
Other	2	—	—	—	—
Total commercial loans	3,309	3,292	2,119	2,066	1,471
Non-commercial:
Residential mortgage	1,083	89	97	121	261
Revolving mortgage	653	425	182	215	96
Construction and land development	219	81	—	175	10
Consumer	1,678	2,712	2,305	2,173	2,883
Total non-commercial loans	3,633	3,307	2,584	2,684	3,250
Total recoveries	6,942	6,599	4,703	4,750	4,721
Net charge-offs	(189,898)	(88,717)	(64,651)	(45,331)	(27,969)
Allowance for loan and lease losses at end of period	$270,144	$227,765	$172,282	$157,569	$136,974
Average loans and leases:
Covered under loss share agreements	$2,484,482	$2,227,234	$427,599	$—	$—
Not covered under loss share agreements	11,565,971	11,638,581	11,635,355	11,306,900	10,513,599
Total	$14,050,453	$13,865,815	$12,062,954	$11,306,900	$10,513,599
Loans and leases at period end:
Covered under loss share agreements	$2,362,152	$2,007,452	$1,173,020	$—	$—
Not covered under loss share agreements	11,581,637	11,480,577	11,644,999	11,649,886	10,888,083
Total	$13,943,789	$13,488,029	$12,818,019	$11,649,886	$10,888,083
Allowance for loan and lease losses allocated to loans and leases:
Covered under loss share agreements	$89,261	$51,248	$3,500	$—	$—
Not covered under loss share agreements	180,883	176,517	168,782	157,569	136,974
Total	$270,144	$227,765	$172,282	$157,569	$136,974
Provision for loan and lease losses related to balances:
Covered under loss share agreements	$174,478	$86,872	$3,500	$—	$—
Not covered under loss share agreements	57,799	56,647	75,864	65,926	32,939
Total	$232,277	$143,519	$79,364	$65,926	$32,939
Net charge-offs of loans and leases:
Covered under loss share agreements	$136,465	$39,124	$—	$—	$—
Not covered under loss share agreements	53,433	49,593	64,651	45,331	27,969
Total	$189,898	$88,717	$64,651	$45,331	$27,969
Reserve for unfunded commitments	$7,789	$7,246	$7,130	$7,176	$7,297
Ratios:
Net charge-offs to average loans and leases:
Covered under loss share agreements	5.49%	1.76%	—%	—%	—%
Not covered under loss share agreements	0.46	0.43	0.56	0.40	0.27
Total	1.35	0.64	0.54	0.40	0.27
Allowance for loan and lease losses to total loans and leases:
Covered under loss share agreements	3.78	2.55	0.30	—	—
Not covered under loss share agreements	1.56	1.54	1.45	1.35	1.25
Total	1.94	1.69	1.34	1.35	1.25
All information presented in this table relates to domestic loans and leases as BancShares makes no foreign loans and leases.

Exclusive of losses related to covered loans, net charge-offs for 2011, 2010 and 2009 totaled $53.4 million, $49.6 million,

and $64.7 million, respectively. The increase in net charge-offs during 2011 resulted from higher losses on construction loans, commercial mortgage loans, and revolving mortgage loans. Net charge-offs of noncovered loans represented 0.46 percent of average noncovered loans and leases during 2011 compared to 0.43 percent during 2010 and 0.56 percent during 2009. Net charge-offs of covered loans equaled $136.5 million and $39.1 million during 2011 and 2010, equal to 5.49 percent and 1.76 percent of average covered loans, respectively. The increase in 2011 covered loan charge-offs is primarily the result of higher losses from loans acquired from First Regional, TVB, and SAB. As the period of time since acquisition extends, the likelihood of incurred losses exceeding initially estimated losses increases. Therefore, higher provision expense and net charge-offs are expected as the time since acquisition lengthens. When actual losses are less than initial estimates, the difference is recognized as accretable yield and included in interest income prospectively over the remaining life of the loan. Any subsequent differences in initial estimates and actual results are also reflected with an adjustment to the FDIC receivable at the applicable indemnification rate.

Table 18 provides details concerning the allowance for loan and lease losses for the past five years. Table 19 details the allocation of the allowance for loan and lease losses among the various loan types, and Note E to the consolidated financial statements provides the allocation of the allowance for covered loans and leases. The process used to allocate the allowance considers, among other factors, whether the borrower is a retail or commercial customer, whether the loan is secured or unsecured, and whether the loan is an open or closed-end agreement. The proportion of the allowance relating to each class of loans will fluctuate based on the degree of the changes in default rates, charge-off activity, specifically identified impairments, and other credit quality indicators when compared to other classes. In 2011, higher proportions of the allowance were allocated to noncovered residential mortgage loans and revolving mortgage loans because the credit quality of these classes of loans have indicated higher levels of deterioration relative to other classes. A lower proportion of the allowance was allocated to noncovered commercial construction and land development loans in 2011 due to large charge-offs or previously reserved amounts partially offset by further deterioration of loans in this class.

Table 19
ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	December 31
	2011		2010		2009		2008		2007
	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans
	(dollars in thousands)
Allowance for loan and lease losses allocated to:
Noncovered loans and leases
Commercial:
Construction and land development	$5,467	2.73%	$10,512	2.51%	$4,572	2.85%	$9,822	4.68%	$7,439	5.55%
Commercial mortgage	67,486	36.61	64,772	35.13	52,590	35.52	43,222	37.06	35,760	36.31
Other commercial real estate	2,169	1.04	2,200	1.11	5,366	1.23	5,231	1.28	2,323	1.33
Commercial and industrial	23,723	12.65	24,089	13.86	21,059	14.31	19,396	16.09	18,743	15.57
Lease financing	3,288	2.25	3,384	2.23	4,535	2.58	5,091	3.02	4,649	3.11
Other	1,315	1.14	1,473	1.35	1,333	1.52	632	0.85	412	0.78
Total commercial	103,448	56.42	106,430	56.19	89,455	58.01	83,394	62.98	69,326	62.65
Non-commercial:
Residential mortgage	8,879	5.62	7,009	6.52	8,213	6.74	8,006	8.23	7,011	9.39
Revolving mortgage	27,045	16.47	18,016	16.56	17,389	16.75	16,321	16.31	14,235	13.63
Construction and land development	1,427	0.98	1,751	1.43	3,709	2.01	2,626	1.96	2,479	1.85
Consumer	25,962	3.57	29,448	4.42	37,944	7.34	35,545	10.52	32,425	12.48
Total noncommercial	63,313	26.64	56,224	28.93	67,255	32.84	62,498	37.02	56,150	37.35
Nonspecific	14,122		13,863		12,072		11,677		11,498
Total allowance for noncovered loan and lease losses	180,883	83.06	176,517	85.12	168,782	90.85	157,569	100.00	136,974	100.00
Covered loans	89,261	16.94	51,248	14.88	3,500	9.15	—	—	—	—
Total allowance for loan and lease losses	$270,144	100.00%	$227,765	100.00%	$172,282	100.00%	$157,569	100.00%	$136,974	100.00%

Interest rate risk management

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

We assess our interest rate risk by simulating future amounts of net interest income using various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Certain variable rate products, including revolving mortgage loans, have interest rate floors. Due to the existence of contractual floors, competitive pressures that constrain our ability to reduce interest rates, and the extraordinarily low current level of interest rates, it is highly unlikely that the rates on most interest-earning assets and interest-bearing liabilities can decline materially from current levels. In our simulations, we do not calculate rate shocks, rate ramps, or market value of equity for declining rate scenarios, and assume that the prime interest rate will not move below the December 31, 2011 rate of 3.25 percent. Table 20 provides the impact on net interest income resulting from various interest rate scenarios as of December 31, 2011 and 2010. The estimated favorable change in net interest income would be reduced by probable customer transfer of short-term deposits to longer-term deposit instruments bearing higher rates of interest.

Table 20
INTEREST RATE RISK ANALYSIS

	Favorable (unfavorable) impact on net interest income compared to stable rate scenario over the 12-month period following:
Assumed rate change	December 31, 2011	December 31, 2010
Most likely	—%	—%
Immediate 200 basis point increase	7.03	6.53
Gradual 200 basis point increase	1.76	2.69

The market value of equity measures the degree to which the market values of our assets and liabilities will change given a specific degree of movement in interest rates. Our calculation methodology for the market value of equity utilizes a 200-basis point parallel rate shock. As of December 31, 2011, the market value of equity calculated with a 200-basis point immediate increase in interest rates equals 10.70 percent of assets, down from 10.71 percent when calculated with stable rates. The estimated amounts for the market value of equity are highly influenced by the relatively longer maturity of the commercial loan component of interest-earning assets when compared to the shorter term maturity characteristics of interest-bearing liabilities.

The maturity distribution and repricing opportunities of interest-earning assets and interest-bearing liabilities have a significant impact on our interest rate risk. Our strategy is to reduce overall interest rate risk by maintaining relatively short maturities. Table 21 provides loan maturity distribution and information regarding the sensitivity of loans and leases to changes in interest rates. Table 7 includes maturity information for our investment securities. Table 9 displays maturity information for time deposits with balances in excess of $100,000.

While we do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk, as of December 31, 2011, we are party to an interest rate swap with a notional amount of $93.5 million. The swap, which qualifies as a cash flow hedge under US GAAP, synthetically converts the variable rate coupon on outstanding trust preferred securities to a fixed rate of 5.5 percent through June 2016. The derivative is valued each quarter, and changes in fair value are recorded on the consolidated balance sheet with an offset to other comprehensive income for the effective portion and an offset to the consolidated statements of income for any ineffective portion. The determination of effectiveness is made under the long-haul method. Although we have no definitive plans to do so, if we elected to redeem all or a portion of the trust preferred securities prior to June 2016 due to the Dodd-Frank Act provisions related to capital treatment of trust preferred securities issued by FCB/NC Capital Trust III, the interest rate swap would no longer qualify as a cash flow hedge. An early termination of the interest rate swap could include the payment of an early termination fee.

Liquidity risk management

Liquidity risk results from the mismatching of asset and liability cash flows and the potential inability to secure adequate amounts of funding from traditional sources of liquidity at a reasonable cost. We manage this risk by structuring our balance sheet prudently and by maintaining various noncore funding sources to fund potential cash needs. Our primary source of funds has historically been our large retail and commercial deposit base, which continues to provide a stable base of core deposits. Core deposits are our largest and most cost-effective source of funding. We also maintain access to various types of noncore funding including advances from the FHLB system, federal funds arrangements with correspondent banks, brokered and CDARS deposits and a line of credit from a correspondent bank to BancShares. Short-term borrowings resulting from commercial treasury customers are also an accessible source of liquidity, although most of those borrowings must be collateralized thereby restricting the use of the resulting liquidity.

One of our principal sources of noncore funding is advances from the FHLB system. Our total outstanding FHLB advances equaled $300.0 million as of December 31, 2011 and we had sufficient collateral pledged to secure $963.5 million of additional borrowings. Through our federal funds arrangements and the BancShares line of credit, we had access to an additional $450.0 million in unfunded borrowings at December 31, 2011. Our brokered and CDARS deposits amounted to only $164.7 million at December 31, 2011, 0.6% of total deposits, significantly less than our policy limit of 5.0% of deposits.

Once we have satisfied our loan demand and other funding needs, residual liquidity is invested in overnight investments and investment securities available for sale. Net of amounts pledged for various purposes, the amount of immediately available balance sheet liquidity approximated $1.40 billion at December 31, 2011 compared to $2.73 billion at December 31, 2010. Although management believes the liquidity available as of December 31, 2011 is adequate, the rapid run-off of deposits assumed from FDIC-assisted transactions has significantly eroded available liquidity that existed as of December 31, 2010.

Table 21
LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

	At December 31, 2011, maturing
	Within One Year	One to Five Years	After Five Years	Total
	(thousands)
Loans and leases:
Secured by real estate	$2,083,822	$5,219,936	$3,787,376	$11,091,134
Commercial and industrial	509,735	853,743	514,371	1,877,849
Other	371,854	535,723	67,229	974,806
Total loans and leases	$2,965,411	$6,609,402	$4,368,976	$13,943,789
Loans covered under loss share agreements	$454,485	$1,110,398	$797,269	$2,362,152
Loans not covered under loss share agreements	2,510,926	5,499,004	3,571,707	11,581,637
Total loans and leases	$2,965,411	$6,609,402	$4,368,976	$13,943,789
Loans maturing after one year with:
Fixed interest rates		$5,466,712	$3,547,124	$9,013,836
Floating or adjustable rates		1,142,690	821,852	1,964,542
Total		$6,609,402	$4,368,976	$10,978,378

Table 22

	2011				2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$272,176	$252,179	$245,604	$245,200	$272,605	$278,628	$217,435	$200,700
Interest expense	29,758	34,992	38,229	41,213	44,200	48,688	52,573	49,664
Net interest income	242,418	217,187	207,375	203,987	228,405	229,940	164,862	151,036
Provision for loan and lease losses	89,253	44,628	53,977	44,419	34,890	59,873	31,826	16,930
Net interest income after provision for loan and lease losses	153,165	172,559	153,398	159,568	193,515	170,067	133,036	134,106
Gains on acquisitions	—	86,943	—	63,474	—	—	—	136,000
Other noninterest income	105,238	75,956	66,649	66,106	51,674	49,969	92,622	75,949
Noninterest expense	211,583	203,832	187,482	190,028	201,799	176,851	181,776	172,950
Income before income taxes	46,820	131,626	32,565	99,120	43,390	43,185	43,882	173,105
Income taxes	16,273	50,205	11,265	37,360	13,305	15,439	15,280	66,494
Net income	$30,547	$81,421	$21,300	$61,760	$30,085	$27,746	$28,602	$106,611
Net interest income, taxable equivalent	$243,309	$218,178	$208,301	$204,939	$229,362	$231,009	$165,937	$152,076
PER SHARE DATA
Net income	$2.97	$7.86	$2.04	$5.92	$2.88	$2.66	$2.74	$10.02
Cash dividends	0.30	0.30	0.30	0.30	0.30	0.30	0.30	0.30
Market price at period end (Class A)	174.99	143.54	187.22	200.58	189.05	185.27	192.33	198.76
Book value at period end	180.97	181.58	174.11	171.46	166.08	164.67	162.28	159.91
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$21,042,227	$21,157,741	$21,042,081	$21,385,014	$21,139,117	$21,164,235	$21,222,673	$19,957,379
Investment securities	4,056,949	4,082,574	4,162,397	4,568,205	3,950,121	3,810,057	3,732,320	3,060,237
Loans and leases (covered and noncovered)	14,093,034	14,173,224	14,028,109	13,904.054	13,641,062	13,917,278	14,202,809	13,789,081
Interest-earning assets	18,670,998	18,821,838	18,742,282	19,067,378	18,739,336	18,605,131	18,778,108	17,507,787
Deposits	17,679,125	17,772,429	17,678,210	18,065,652	17,870,665	17,823,807	17,881,444	16,576,039
Interest-bearing liabilities	14,635,353	14,991,875	15,018,805	15,543,484	15,304,108	15,433,653	15,598,726	14,681,127
Long-term obligations	713,378	753,685	797,375	802,720	825,671	914,938	921,859	964,944
Shareholders’ equity	$1,869,479	$1,830,503	$1,803,385	$1,752,129	$1,742,740	$1,705,005	$1,679,837	$1,593,072
Shares outstanding	10,286,271	10,363,964	10,422,857	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453
SELECTED QUARTER-END BALANCES
Total assets	$20,881,493	$21,015,344	$21,021,650	$21,167,495	$20,806,659	$21,049,291	$21,105,769	$21,215,692
Investment securities	4,058,245	3,996,768	4,016,339	4,204,357	4,512,608	3,789,486	3,771,861	3,378,482
Loans and leases:
Covered under loss share agreements	2,362,152	2,557,450	2,399,738	2,658,134	2,007,452	2,222,660	2,367,090	2,602,261
Not covered under loss share agreements	11,581,637	11,603,526	11,528,854	11,392,351	11,480,577	11,545,309	11,622,494	11,640,041
Deposits	17,577,274	17,663,275	17,662,966	17,811.736	17,635,266	17,743,028	17,787,241	17,843,827
Long-term obligations	687,599	744,839	792,661	801,081	809,949	905,146	918,930	922,207
Shareholders’ equity	$1,861,128	$1,871,930	$1,810,189	$1,789,133	$1,732,962	$1,718,203	$1,693,309	$1,668,592
Shares outstanding	10,284.119	10,309,251	10,396,765	10,434,453	10,434,453	10,434,453	10,434,453	10,434,453
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.58%	1.53%	0.42%	1.18%	0.56%	0.52%	0.54%	2.12%
Rate of return on average shareholders’ equity (annualized)	6.48	17.65	4.94	14.30	6.91	6.46	6.83	26.62
Net yield on interest-earning assets (taxable equivalent)	5.17	4.60	4.46	4.36	4.86	4.93	3.54	3.52
Allowance for loan and lease losses to total loans and leases:
Covered by loss share agreements	3.78	2.93	2.89	2.08	2.55	1.97	0.68	0.26
Not covered by loss share agreements	1.56	1.54	1.57	1.56	1.54	1.51	1.48	1.46
Nonperforming assets to total loans and leases and other real estate at period end:
Covered by loss share agreements	22.98	20.06	18.81	14.67	17.14	18.51	13.94	9.50
Not covered by loss share agreements	1.95	1.67	1.81	1.80	1.71	1.60	1.36	1.37
Tier 1 risk-based capital ratio	15.41	15.46	15.38	15.24	14.86	14.38	14.26	13.81
Total risk-based capital ratio	17.27	17.33	17.27	17.32	16.95	16.45	16.33	16.04
Leverage capital ratio	9.90	9.83	9.50	9.35	9.18	9.04	8.90	9.34
Dividend payout ratio	10.10	3.79	14.68	5.07	10.42	11.28	10.95	2.99
Average loans and leases to average deposits	79.72	79.75	79.35	76.96	76.33	78.08	79.43	83.19
 Average loan and lease balances include nonaccrual loans and leases.

FOURTH QUARTER ANALYSIS

For the quarter ending December 31, 2011, BancShares reported net income of $30.5 million, compared to $30.1 million for the corresponding period of 2010. Higher earnings during the fourth quarter 2011 were caused by improvements in net interest income resulting from the favorable impact of the assets acquired in the FDIC-assisted transactions and higher noninterest income from favorable adjustments to the FDIC receivable, offset by significantly higher provision for loan losses during the fourth quarter of 2011.

Per share income for the fourth quarter 2011 totaled $2.97, compared to $2.88 for the same period a year ago. The annualized return on average assets equaled 0.58 percent for the fourth quarter of 2011, compared to 0.56 percent for the fourth quarter of 2010. The annualized return on average equity was 6.48 percent during the fourth quarter of 2011 compared to 6.91 percent for the same period of 2010.

Net interest income increased $14.0 million, or 6.1 percent, during the fourth quarter of 2011 due to the accretion of fair value discounts on acquired loans and lower rates paid on deposits. The taxable-equivalent net yield on interest-earning assets improved 31 basis points when compared to the fourth quarter of 2010. The increase in net yield was primarily due to the favorable impact of acquired loans and assumed deposits, including the impact of fair value discounts accreted into income during the fourth quarter of 2011 exceeding the accretion in the fourth quarter of 2010.

Interest-earning assets averaged $18.7 billion during the fourth quarter of 2011. Average loans and leases increased $452.0 million, or 3.3 percent, since the fourth quarter of 2010 primarily due to acquisition activity. Average investment securities grew $106.8 million, or 2.7 percent, principally resulting from more available funds due to weak loan demand.

Average interest-bearing liabilities decreased $668.8 million, or 4.4 percent, during the fourth quarter of 2011, principally due to a significant reduction in average time deposits. The rate on interest-bearing liabilities decreased 34 basis points from 1.15 percent during the fourth quarter of 2010 to 0.81 percent during the fourth quarter of 2011, as market interest rates continued to contract.

The provision for loan and lease losses equaled $89.3 million during the fourth quarter of 2011, a $54.4 million increase from the same period of 2010, due to a $46.0 million increase in the amount recognized for post-acquisition deterioration of acquired loans covered by FDIC loss share agreements. The unfavorable change in provision for loan and lease losses for acquired loans was partially offset by an increase in the FDIC receivable at the applicable indemnification rate, recorded as an increase in noninterest income. Net charge-offs on noncovered loans during the fourth quarter of 2011 equaled $17.1 million, up $8.1 million from the fourth quarter of 2010 due to higher losses on residential construction and revolving mortgage loans. The annualized ratio of noncovered net charge-offs to average noncovered loans and leases equaled 0.58 percent during the fourth quarter of 2011, versus 0.31 percent during the same period of 2010. Net charge-offs during the fourth quarter of 2011 included $3.5 million related to an impaired construction and land development loan in the Atlanta, Georgia market for which no previous reserve had been established. Net charge-offs resulting from post-acquisition deterioration of covered loans equaled $56.2 million and $16.2 million during the fourth quarter of 2011 and 2010, which, on an annualized basis, represented 9.12 percent and 3.13 percent of average covered loans.

Total noninterest income increased $53.6 million, or 103.7 percent, from the fourth quarter of 2010, due to a $9.7 million gain on the purchase and redemption of trust preferred securities and a lower level of unfavorable adjustments to the FDIC receivable arising from post-acquisition deterioration. These increases were offset by a reduction in cardholder and merchant services income of $4.6 million, or 16.9 percent, as a result of a reduction in debit interchange fees resulting from the limits imposed by the Dodd-Frank Act. Also, due to changes in the posting order of transactions and daily overdraft limits, deposit service charges declined $1.5 million, or 8.7 percent, during the fourth quarter of 2011versus the fourth quarter of 2010.

Noninterest expense equaled $211.6 million during the fourth quarter of 2011, up $9.8 million, or 4.8 percent. Personnel expense increased $2.6 million, or 2.8 percent, due to an increase in corporate staffing to manage the growth from acquisitions and merit increases. Occupancy expense increased due to the FDIC-assisted transactions, while other expenses included an additional $2.8 million in 2011 resulting from the partial settlement of the 2009 interest rate swap. Foreclosure-related expenses were also higher in the fourth quarter of 2011. These increases were offset by a reduction in cardholder and merchant processing expense caused by lower transaction fee rates as well as a reduction in FDIC insurance expense resulting from the new assessment calculation.

Table 22 provides quarterly information for each of the quarters in 2011 and 2010. Table 23 analyzes the components of changes in net interest income between the fourth quarter of 2011 and 2010.

Table 23
CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS—FOURTH QUARTER

	2011			2010			Increase (decrease) due to:
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Yield/ Rate	Total Change
	(dollars in thousands)
Assets
Loans and leases	$14,093,034	$262,683	7.39%	$13,641,062	$260,734	7.58%	$8,547	$1,630	$10,177
Investment securities:
U. S. Treasury	962,401	1,117	0.46	1,985,444	4,632	0.93	(1,786)	(1,729)	(3,515)
Government agency	2,401,808	4,974	0.83	1,301,639	3,597	1.11	2,687	(1,310)	1,377
Residential mortgage-backed securities	318,820	852	1.06	155,019	1,564	4.00	1,045	(1,757)	(712)
Corporate bonds	355,905	2,969	3.31	487,733	2,192	1.78	(846)	1,623	777
State, county and municipal	1,042	66	25.13	1,280	21	6.48	(9)	54	45
Other	16,973	69	1.61	19,006	68	1.42	(8)	9	1
Total investment securities	4,056,949	10,047	0.50	3,950,121	12,074	1.22	1,083	(3,110)	(2,027)
Overnight investments	521,015	337	0.26	1,148,153	755	0.26	(414)	(4)	(418)
Total interest-earning assets	$18,670,998	$273,067	5.69%	$18,739,336	$273,563	5.79%	$9,216	$(1,484)	$7,732
Liabilities
Deposits:
Checking With Interest	$1,976,271	$351	0.07%	$1,922,961	$517	0.11%	$13	$(179)	$(166)
Savings	844,227	270	0.13	763,110	325	0.17	27	(82)	(55)
Money market accounts	5,656,855	4,644	0.33	5,048,513	5,992	0.47	583	(1,931)	(1,348)
Time deposits	4,812,622	14,897	1.23	6,152,921	26,068	1.68	(4,929)	(6,242)	(11,171)
Total interest-bearing deposits	13,289,975	20,162	0.60	13,887,505	32,902	0.94	(4,306)	(8,434)	(12,740)
Short-term borrowings	632,000	1,344	0.84	590,932	3,051	2.05	154	(1,861)	(1,707)
Long-term obligations	713,378	8,252	4.59	825,671	8,248	3.96	(1,214)	1,218	4
Total interest-bearing liabilities	$14,635,353	$29,758	0.81%	$15,304,108	$44,201	1.15%	$(5,366)	$(9,077)	$(14,443)
Interest rate spread			4.88%			4.64%
Net interest income and net yield on interest-earning assets		$243,309	5.17%		$229,362	4.86%	$14,582	$7,593	$22,175

Average loans and leases includes nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35.0 percent and a state income tax rate of 6.9 percent for each period.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Table 24 identifies significant obligations and commitments as of December 31, 2011.

Table 24
COMMITMENTS AND CONTRACTUAL OBLIGATIONS

	Payments due by period
Type of obligation	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
	(thousands)
Contractual obligations:
Deposits	$16,051,394	$1,105,618	$418,612	$1,650	$17,577,274
Short-term borrowings	615,222	—	—	—	615,222
Long-term obligations	30,752	64,912	206,759	385,176	687,599
Operating leases	19,581	24,493	15,488	49,434	108,996
Estimated payments for claw-back provisions of FDIC loss share agreements	—	—	—	110,297	110,297
Total contractual obligations	$16,716,949	$1,195,023	$640,859	$546,557	$19,099,388
Commitments:
Loan commitments	$1,223,872	$1,236,651	$275,904	$2,900,515	$5,636,942
Standby letters of credit	43,563	13,763	120	—	57,446
Affordable housing partnerships	4,133	2,940	109	—	7,182
Total commitments	$1,271,568	$1,253,354	$276,133	$2,900,515	$5,701,570

CURRENT ACCOUNTING AND REGULATORY ISSUES

Beginning with the first annual reporting period after November 15, 2009, the concept of a qualifying special purpose entity (QSPE) is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with applicable consolidation guidance. If the evaluation results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. In addition, an enterprise is required to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity (VIE). This change is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets and VIE’s. In 2005, FCB securitized and sold $250.0 million of revolving mortgage loans through the use of a QSPE. This QSPE was determined to be a VIE for which BancShares is now obligated to recognize the underlying assets and liabilities in the consolidated financial statements. The assets and liabilities were recorded in the first quarter of 2010 with an increase in loans of $97.3 million, an increase in debt of $86.9 million, removal of the carrying value of the residual interest strip in the amount of $1.3 million, recognition of $3.5 million in deferred tax liability, increase in the allowance for loan and lease losses of $681,000, decrease to the servicing asset for $304,000 and an adjustment to beginning retained earnings for $4.9 million.

Beginning January 1, 2010, new accounting guidance requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the balance sheet and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in level 3 of the fair value hierarchy was required beginning January 1, 2011. The remaining disclosure requirements and clarifications became effective on January 1, 2010 and are included in Note L—Estimated Fair Values.

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

In September, 2011, the FASB issued Intangibles - Goodwill and Other Intangible Assets: Testing Goodwill for Impairment (ASU 2011-08), which allows an entity the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that is it more likely than not that the fair value of a reporting unit is less than its carrying amount. Under ASU 2011-08, if, after that assessment is made, an entity determines that it is more likely than not that the carrying value of goodwill is not impaired, then the two-step impairment test is not required. However, if the entity concludes otherwise, the two-step impairment test would be required. The provisions of ASU 2011-08 are effective for interim and annual periods beginning after December 15, 2011, although early adoption is allowed. Adoption of ASU 2011-08 will not have material impact on BancShares' financial condition, results of operations or liquidity.

In June, 2011, the FASB issued Comprehensive Income: Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 allows financial statement issuers to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, in December, 2011, the FASB issued Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12) which deferred the portion of ASU 2011-05 that relates to the presentation of reclassification adjustments. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity, which is the presentation method previously utilized by BancShares. The updates in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and have been applied retrospectively. The provisions of these updates have affected BancShares' financial statement format, but had no impact on BancShares' financial condition, results of operations or liquidity.

The enactment of the Dodd-Frank Act will result in expansive changes in many areas affecting the financial services industry in general and BancShares in particular. The legislation provides broad economic oversight, consumer financial services protection, investor protection, rating agency reform and derivative regulatory reform. Various corporate governance requirements will result in expanded proxy disclosures and shareholder rights. Additional provisions address the mortgage industry in an effort to strengthen lending practices. Deposit insurance reform will result in permanent FDIC protection for up to $250,000 of deposits and will require the FDIC’s Deposit Insurance Fund to maintain 1.35 percent of insured deposits with the burden for closing the shortfall falling to banks with more than $10.0 billion in assets. The legislation also imposes new regulatory capital requirements for banks that will result in the disallowance of qualified trust preferred securities as tier 1 capital beginning in 2013. This legislation requires the reduction in tier 1 capital by the amount of qualified trust preferred securities in equal increments over a three year period beginning in 2013. BancShares has $243.5 million in trust preferred securities that is currently outstanding and included as tier 1 capital. Another provision of the legislation gives the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10.0 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. This provision was enacted in the fourth quarter of 2011 and resulted in a reduction of $4.6 million in noninterest income and is expected to continue to have a negative impact on our ability to maintain noninterest income at the same rate as prior periods resulting in a negative impact on our results of operations.

In September 2010, the Basel Committee on Banking Supervision announced Basel III regulatory capital requirements aimed at strengthening existing capital requirements significantly, through a combination of higher minimum capital requirements, new capital conservation buffers, and more conservative definitions of capital and exposure. Basel III would impose a new common equity requirement of 7.00 percent, comprised of a minimum of 4.50 percent plus a capital conservation buffer of 2.50 percent. The transition period for banks to meet the revised common equity requirement will begin in 2013, with full implementation in 2019. The committee has also stated that it may require a counter-cyclical capital buffer in addition to Basel III standards. The new rule also proposes the deduction of certain assets in measuring tier 1 capital. The Federal Reserve has adopted the Basel III guidelines for bank holding companies with assets over $50 billion, and it is expected that other United States banking regulators will also adopt new regulatory capital requirements similar to those proposed in Basel III for all other banks and bank holding companies. We will monitor proposed capital requirement amendments and manage our capital to meet what we believe the new measures will require. BancShares' Tier 1 Common Equity ratio is 13.60 percent at December 31, 2011 compared to the fully phased-in Basel III requirement of 7.00 percent.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, management is not aware of any further recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

Controls and Procedures

BancShares' management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of BancShares' disclosure controls and procedures as of December 31, 2011, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer concluded that as a result of the material weakness described in Management's Annual Report on Internal Control over Financial Reporting, BancShares' disclosure controls and procedures were not effective to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in the reports it files under the Exchange Act. Notwithstanding the material weakness described in Management's Annual Report on Internal Control over Financial Reporting, BancShares' management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Management’s Annual Report on Internal Control over Financial Reporting is included on page 64 of this Report. The report of BancShares’ independent registered public accounting firm regarding BancShares’ internal control over financial reporting is included on page 65 of this Report.

Changes in Internal Control over Financial Reporting

In connection with the above evaluation of the effectiveness of BancShares' disclosure controls and procedures, no changes in BancShares' internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, BancShares' internal control over financial reporting. However, as described in Management's Annual Report on Internal Control over Financial Reporting, BancShares' management, including its Chief Executive Officer and Chief Financial Officer, is taking steps to remediate the material weakness referenced above. These steps include the design and implementation of enhanced internal controls over the determination of the required accounting and financial reporting over the post-acquisition accounting for acquired loans and the FDIC receivable, and the conversion of acquired loans to an automated acquired loan accounting system which is currently in use by BancShares for two of its six FDIC-assisted transactions.

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

As permitted by guidance provided by the staff of the U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2011 has excluded United Western Bank (United Western) and Colorado Capital Bank (CCB), which were acquired in January 2011 and July 2011, respectively. United Western and CCB constituted 4.8 percent and 0.9 percent of consolidated revenue (total interest income and total noninterest income, excluding the related gains on acquisitions) for the year ended December 31, 2011, respectively, and 3.7 percent and 2.1 percent of consolidated total assets as of December 31, 2011, respectively.

BancShares' management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, BancShares' management believes that, as of December 31, 2011, BancShares' internal control over financial reporting was not effective based on those criteria because of the material weakness described below.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

In its evaluation, management concluded that, as of December 31, 2011, there was a material weakness in BancShares' internal control over financial reporting related to the accounting and financial reporting for acquired loans and the FDIC receivable in FDIC-assisted transactions. Specifically, in determining the post acquisition accounting for certain acquired loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and the impact of changes in cash flows expected to be collected on covered loans pursuant to the FDIC loss share agreements, management discovered errors that were not detected during its normal review processes. Our analysis of these errors indicated that no previously-issued financial statements were materially misstated.

BancShares' management is taking steps to remediate the material weakness through the design and implementation of enhanced internal controls over the post-acquisition accounting for acquired loans and the FDIC receivable, and to convert acquired loans to an automated acquired loan accounting system which is currently in use by BancShares for two of its six FDIC-assisted transactions.

BancShares' independent registered public accounting firm has issued an audit report on the company's internal control over financial reporting. This report appears on page 65.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Citizens BancShares, Inc.

We have audited First Citizens BancShares, Inc. and subsidiaries' (BancShares) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. BancShares' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on BancShares' internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Annual Report on Internal Controls Over Financial Reporting, management has excluded United Western Bank (United Western) and Colorado Capital Bank (CCB) from its assessment of internal controls over financial reporting as of December 31, 2011 because they were acquired by the Company in January 2011 and July 2011, respectively. We have also excluded United Western and CCB from the scope of our audit of internal control over financial reporting. United Western and CCB were acquired by First-Citizens Bank & Trust Company, a wholly-owned subsidiary of BancShares. United Western and CCB constituted 4.8 percent and 0.9 percent of consolidated revenue (total interest income and total noninterest income, excluding the related gains on acquisitions) for the year ended December 31, 2011, respectively, and 3.7 percent and 2.1 percent of consolidated total assets as of December 31, 2011, respectively.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of BancShares' annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: the controls over BancShares' accounting for acquired loans and the FDIC receivable were not effective in preventing or detecting, on a timely basis, misstatements in the accounting for acquired loans and the FDIC receivable.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and this report does not affect our report dated March 7, 2012, on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, BancShares has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of BancShares as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011, and our report dated March 7, 2012, expressed an unqualified opinion on those consolidated financial statements. Our report refers to the fact that effective January 1, 2010, BancShares adopted the amended consolidation accounting guidance, which resulted in the consolidation of certain asset securitizations.

Charlotte, North Carolina
March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Citizens BancShares, Inc.

We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and subsidiaries (BancShares) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of BancShares' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancShares as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, effective January 1, 2010, BancShares adopted the amended consolidation accounting guidance which resulted in the consolidation of certain asset securitizations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BancShares’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2012, expressed an adverse opinion on the effectiveness of BancShares' internal control over financial reporting. Our report on internal control over financial reporting refers to the fact that we excluded from the scope of our audit of internal control over financial reporting United Western Bank and Colorado Capital Bank, which were acquired by BancShares in January 2011 and July 2011, respectively.
Charlotte, North Carolina
March 7, 2012

Consolidated Balance Sheets

First Citizens BancShares, Inc. and Subsidiaries

	December 31
	2011	2010
	(thousands, except share data)
Assets
Cash and due from banks	$590,801	$460,178
Overnight investments	434,975	398,390
Investment securities available for sale (cost of $4,029,858 in 2011 and $4,486,881 in 2010)	4,056,423	4,510,076
Investment securities held to maturity (fair value of $1,980 in 2011 and $2,741 in 2010)	1,822	2,532
Loans held for sale	92,539	88,933
Loans and leases:
Covered under loss share agreements	2,362,152	2,007,452
Not covered under loss share agreements	11,581,637	11,480,577
Less allowance for loan and lease losses	270,144	227,765
Net loans and leases	13,673,645	13,260,264
Premises and equipment	854,476	842,745
Other real estate owned:
Covered under loss share agreements	148,599	112,748
Not covered under loss share agreements	50,399	52,842
Income earned not collected	42,216	83,644
Receivable from FDIC for loss share agreements	539,511	623,261
Goodwill	102,625	102,625
Other intangible assets	7,032	9,897
Other assets	286,430	258,524
Total assets	$20,881,493	$20,806,659
Liabilities
Deposits:
Noninterest-bearing	$4,331,706	$3,976,366
Interest-bearing	13,245,568	13,658,900
Total deposits	17,577,274	17,635,266
Short-term borrowings	615,222	546,597
Long-term obligations	687,599	809,949
Other liabilities	140,270	81,885
Total liabilities	19,020,365	19,073,697
Shareholders’ equity
Common stock:
Class A - $1 par value (11,000,000 shares authorized; 8,644,307 and 8,756,778 shares issued and outstanding at December 31, 2011 and 2010)	8,644	8,757
Class B - $1 par value (2,000,000 shares authorized; 1,639,812 and 1,677,675 shares issued and outstanding at December 31, 2011 and 2010)	1,640	1,678
Surplus	143,766	143,766
Retained earnings	1,773,652	1,615,290
Accumulated other comprehensive loss	(66,574)	(36,529)
Total shareholders’ equity	1,861,128	1,732,962
Total liabilities and shareholders’ equity	$20,881,493	$20,806,659

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

First Citizens BancShares, Inc. and Subsidiaries

	Year Ended December 31
	2011	2010	2009
Interest income	(thousands, except share and per share data)
Loans and leases	$967,737	$914,545	$659,537
Investment securities:
U.S. Treasury	8,248	24,569	43,525
Government agency	19,848	12,341	21,908
Residential mortgage-backed securities	9,235	6,544	4,812
Corporate bonds	7,975	8,721	6,283
State, county and municipal	174	75	278
Other	548	227	1,085
Total investment securities interest and dividend income	46,028	52,477	77,891
Overnight investments	1,394	2,346	731
Total interest income	1,015,159	969,368	738,159
Interest expense
Deposits	101,888	149,195	183,759
Short-term borrowings	5,993	5,189	4,882
Long-term obligations	36,311	40,741	39,003
Total interest expense	144,192	195,125	227,644
Net interest income	870,967	774,243	510,515
Provision for loan and lease losses	232,277	143,519	79,364
Net interest income after provision for loan and lease losses	638,690	630,724	431,151
Noninterest income
Gains on acquisitions	150,417	136,000	104,434
Cardholder and merchant services	110,822	107,575	95,376
Service charges on deposit accounts	63,775	73,762	78,028
Wealth management services	54,974	51,378	46,071
Fees from processing services	30,487	29,097	30,904
Mortgage income	12,214	9,699	10,435
Insurance commissions	9,165	8,650	8,129
ATM income	6,020	6,656	6,856
Other service charges and fees	22,647	20,820	16,411
Securities gains (losses)	(288)	1,952	(511)
Adjustments to FDIC receivable for loss share agreements	(19,305)	(46,806)	2,800
Other	23,438	7,431	4,518
Total noninterest income	464,366	406,214	403,451
Noninterest expense
Salaries and wages	308,088	297,897	264,342
Employee benefits	72,526	64,733	64,390
Occupancy	74,832	72,766	66,266
Equipment	69,951	66,894	60,310
FDIC deposit insurance	16,459	23,167	29,344
Foreclosure-related expenses	46,133	20,439	15,107
Other	204,936	187,480	151,744
Total noninterest expense	792,925	733,376	651,503
Income before income taxes	310,131	303,562	183,099
Income taxes	115,103	110,518	66,768
Net income	$195,028	$193,044	$116,331
Per share information
Net income per share	$18.80	$18.50	$11.15
Dividends per share	1.20	1.20	1.20
Average shares outstanding	10,376,445	10,434,453	10,434,453

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

First Citizens BancShares, Inc. and Subsidiaries

	Year Ended December 31
	2011	2010	2009
	(thousands)
Net income	$195,028	$193,044	$116,331

Other comprehensive income (loss)
Unrealized gains on securities:
Change in unrealized securities gains arising during period	3,108	(10,201)	(38,809)
Deferred tax benefit (expense)	(1,148)	3,760	14,889
Reclassification adjustment for losses (gains) included in income before income taxes	262	(2,373)	(104)
Deferred tax expense (benefit)	(159)	1,436	63
Total change in unrealized gains on securities, net of tax	2,063	(7,378)	(23,961)

Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	(8,329)	(9,994)	67
Deferred tax benefit (expense)	3,289	3,946	(26)
Reclassification adjustment for losses (gains) included in income before income taxes	7,107	5,869	5,234
Deferred tax expense (benefit)	(2,806)	(2,317)	(2,067)
Total change in unrecognized loss on cash flow hedges, net of tax	(739)	(2,496)	3,208

Change in pension obligation:
Change in pension obligation	(58,630)	(6,815)	49,889
Deferred tax benefit (expense)	22,959	2,669	(19,525)
Reclassification adjustment for losses (gains) included in income before income taxes	7,071	4,010	3,814
Deferred tax expense (benefit)	(2,769)	(1,570)	(1,494)
Total change in pension obligation, net of tax	(31,369)	(1,706)	32,684

Other comprehensive income (loss)	(30,045)	(11,580)	11,931

Total comprehensive income	$164,983	$181,464	$128,262

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes In Shareholders’ Equity

First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands, except share data)
Balance at December 31, 2008	$8,757	$1,678	$143,766	$1,326,054	$(36,880)	$1,443,375
Comprehensive income:
Net income	—	—	—	116,331	—	116,331
Other comprehensive income, net of tax	—	—	—	—	11,931	11,931
Total comprehensive income						128,262
Cash dividends	—	—	—	(12,522)	—	(12,522)
Balance at December 31, 2009	8,757	1,678	143,766	1,429,863	(24,949)	1,559,115
Adjustment resulting from adoption of a change in accounting for QSPEs and controlling financial interests effective January 1, 2010	—	—	—	4,904	—	4,904
Comprehensive income:
Net income	—	—	—	193,044	—	193,044
Other comprehensive loss, net of tax	—	—	—	—	(11,580)	(11,580)
Total comprehensive income						181,464
Cash dividends	—	—	—	(12,521)	—	(12,521)
Balance at December 31, 2010	8,757	1,678	143,766	1,615,290	(36,529)	1,732,962
Comprehensive income:
Net income	—	—	—	195,028	—	195,028
Other comprehensive loss, net of tax	—	—	—	—	(30,045)	(30,045)
Total comprehensive income						164,983
Repurchase of 112,471 shares of Class A common stock	(113)	—	—	(16,672)	—	(16,785)
Repurchase of 37,863 shares of Class B common stock	—	(38)	—	(7,564)	—	(7,602)
Cash dividends	—	—	—	(12,430)	—	(12,430)
Balance at December 31, 2011	$8,644	$1,640	$143,766	$1,773,652	$(66,574)	$1,861,128

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First Citizens BancShares, Inc. and Subsidiaries

	Year ended December 31
	2011	2010	2009
Operating activities
Net income	$195,028	$193,044	$116,331
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	232,277	143,519	79,364
Deferred tax (benefit) expense	(16,786)	(41,375)	35,772
Change in current taxes payable	(2,820)	(25,432)	(4,426)
Depreciation	65,170	62,761	57,724
Change in accrued interest payable	(14,340)	(877)	(13,042)
Change in income earned not collected	48,423	(15,300)	17,083
Gains on acquisitions	(150,417)	(136,000)	(104,434)
Securities losses (gains)	288	(1,952)	511
Origination of loans held for sale	(513,253)	(605,302)	(751,154)
Proceeds from sales of loans held for sale	518,398	592,608	761,973
Gain on sales of loans held for sale	(8,751)	(8,858)	(8,801)
Loss (gain) on other real estate	53,450	15,633	18,010
Gain on repayment of long-term obligations	(9,685)	—	—
Net amortization of premiums and accretion of discounts	(237,218)	(139,607)	45,186
Change in FDIC receivable for loss share agreements	380,402	99,228	(2,800)
Net change in other assets	89,979	(6,810)	(50,636)
Net change in other liabilities	(1,392)	21,455	(28,585)
Net cash provided by operating activities	628,753	146,735	168,076
Investing activities
Net change in loans and leases outstanding	473,974	926,122	49,677
Purchases of investment securities held to maturity	—	—	(73)
Purchases of investment securities available for sale	(3,480,699)	(4,192,967)	(1,462,593)
Proceeds from maturities of investment securities held to maturity	709	1,069	2,343
Proceeds from maturities of investment securities available for sale	4,002,724	2,592,097	1,567,326
Proceeds from sales of investment securities available for sale	242,023	38,496	151,559
Net change in overnight investments	(36,585)	324,870	(417,372)
Proceeds from sales of other real estate	135,803	143,740	10,763
Additions to premises and equipment	(76,901)	(70,836)	(95,877)
Dispositions of premises and equipment	—	1,316	—
Net cash received from acquisitions	1,150,879	106,489	51,381
Net cash provided (used) by investing activities	2,411,927	(129,604)	(142,866)
Financing activities
Net change in time deposits	(2,273,418)	(743,191)	(1,102,587)
Net change in demand and other interest-bearing deposits	4,417	1,333,159	1,051,869
Net change in short-term borrowings	(283,440)	(500,217)	(83,719)
Repayment of long-term obligations	(320,730)	(114,425)	—
Origination of long-term obligations	—	—	8,616
Repurchase of common stock	(24,387)	—	—
Cash dividends paid	(12,499)	(12,521)	(12,522)
Net cash used by financing activities	(2,910,057)	(37,195)	(138,343)
Change in cash and due from banks	130,623	(20,064)	(113,133)
Cash and due from banks at beginning of period	460,178	480,242	593,375
Cash and due from banks at end of period	$590,801	$460,178	$480,242
Cash payments for:
Interest	$157,477	$196,002	$240,686
Income taxes	91,465	187,183	20,640
Supplemental disclosure of noncash investing and financing activities:
Change in unrealized securities gains (losses)	$3,370	$(12,574)	$(38,913)
Change in fair value of cash flow hedges	(1,222)	(4,125)	5,301
Change in pension obligation	(51,559)	(2,804)	53,703
Transfers of loans to other real estate	213,195	156,918	67,380
Acquisitions:
Assets acquired	2,934,464	2,291,659	1,924,179
Liabilities assumed	2,784,047	2,155,861	1,819,745
Net assets acquired	150,417	135,798	104,434

See accompanying Notes to Consolidated Financial Statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

First Citizens BancShares, Inc. (BancShares) is a financial holding company with one banking subsidiary, First-Citizens Bank & Trust Company, headquartered in Raleigh, North Carolina (FCB). FCB operates 430 branches in North Carolina, Virginia, West Virginia, Maryland, Tennessee, California, Washington, Florida, Washington, DC, Georgia, Texas, Arizona, New Mexico, Colorado, Oregon, Missouri, Oklahoma and Kansas.
FCB provides full-service banking services designed to meet the needs of retail and commercial customers in the markets in which it operates. The services provided include transaction and savings deposit accounts, commercial and consumer loans, trust, asset management and broker-dealer services, insurance services and other activities incidental to commercial banking.
Prior to January 7, 2011, BancShares also offered full service banking services through its wholly-owned subsidiary IronStone Bank (ISB), a federally-chartered thrift institution. On January 7, 2011 ISB was legally merged into FCB resulting in a single banking subsidiary of BancShares.
BancShares is also the parent company of Neuse, Incorporated, which owns a portion of both the real property from which FCB operates its branches and other real estate.

FCB has other subsidiaries that support its full-service banking operation. First Citizens Investor Services (FCIS) is a registered broker-dealer in securities that provides investment services, including sales of annuities and third party mutual funds. Neuse Financial Services, Inc. is a title insurance agency.
Prior to the January 2011 merger, FCB and ISB were considered to be distinct operating segments. As a result of the merger and various organizational changes resulting from the merger, there is no longer a focus on the discrete financial measures of each entity, and, based on application of accounting principles generally accepted in the United States of America (US GAAP), no other reportable operating segments exist. Therefore, BancShares now operates as one reportable segment.
FCB has investments in certain low income housing tax credit partnerships that have been evaluated and determined to be variable interest entities (VIEs). We have concluded that FCB is not the primary beneficiary of the VIEs and, therefore, the assets and liabilities of these partnerships are not consolidated into the financial statements of FCB or BancShares. The recorded investment in these partnerships is reported within other assets in BancShares' consolidated balance sheets.

The accounting and reporting policies of BancShares and its subsidiaries are in accordance with US GAAP and, with regard to FCB, conform to general industry practices. The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by BancShares in the preparation of its consolidated financial statements are:

•	Determination of the allowance for loan and lease losses

•	Determination of fair values of acquired assets and assumed liabilities

•	Loss estimates related to loans and other real estate acquired which are covered under loss share agreements with the Federal Deposit Insurance Corporation

•	Pension plan assumptions

•	Income taxes

Intercompany accounts and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform to statement presentations for 2011. However, the reclassifications have no effect on shareholders’ equity or net income as previously reported. Fair values of acquired assets and assumed liabilities are subject to refinement for up to one

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

year after the closing date of the transaction as additional information regarding acquisition date fair values becomes available. Management has evaluated subsequent events through the date of filing this Form 10-K.

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
During 2011, 2010 and 2009, FCB acquired certain assets and assumed certain liabilities of six entities as noted below (collectively referred to as “the Acquisitions”) with the assistance of the FDIC, which had been appointed Receiver of each entity by its respective state banking authority.

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

Additional information on the 2011 acquisitions is disclosed in Note B.

Investment Securities

Investment securities available for sale are carried at their fair value with unrealized gains and losses, net of deferred income taxes, recorded as a component of other comprehensive income within shareholders’ equity. Gains and losses realized from the sales of securities available for sale are determined by specific identification and are included in noninterest income. As of December 31, 2011, there was no intent to sell any of the securities classified as available for sale.

BancShares has the ability and the positive intent to hold investment securities held to maturity until the scheduled maturity date. These securities are stated at cost adjusted for amortization of premium and accretion of discount. Accreted discounts and amortized premiums are included in interest income on an effective yield basis.

At December 31, 2011 and 2010, BancShares had no investment securities held for trading purposes.

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
Acquired loans are recorded at fair value at the date of acquisition. The fair values are recorded net of a nonaccretable difference and, if appropriate, an accretable yield. As of the acquisition date, the difference between contractually required payments and the cash flows expected to be collected is the nonaccretable difference, which is included as a reduction to the carrying amount of acquired loans. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation regarding the amount and timing of such cash flows. Initial cash flow estimates are updated prospectively, and subsequent decreases to expected cash flows will generally result in recognition of an allowance by a charge to provision for loan and lease losses. Subsequent increases in expected cash flows result in either a reversal of the provision for loan and lease losses to the extent of prior charges, or a reclassification of the nonaccretable difference to accretable yield.
BancShares is accounting for all acquired loans from TVB, VB, First Regional and SAB, and all non-mortgage loans acquired from United Western on a loan level. BancShares did not initially estimate the timing of cash flows for loans acquired in the TVB or VB transactions at the dates of the acquisitions. Accordingly, the cost recovery method was being applied to these loans unless the timing and amount of cash flows estimated in later periods indicated the need for reclassification of nonaccretable difference to accretable yield or additional provisions for loan losses. Cash flow analyses were performed on loans acquired from First Regional, SAB, and United Western on an individual loan basis in order to determine the timing and amount of cash flows expected to be collected. All loans acquired from SAB and loans from First Regional and United Western that were determined to be impaired at acquisition date are accruing interest under the accretion method and are thus, not reported as nonaccrual. Loans from First Regional and United Western not determined to be impaired at acquisition date are monitored after acquisition and classified as nonaccrual if the timing and amount of cash flows expected to be collected are no longer reasonably estimable.

Cash flow analyses were performed at the loan pool level for all loans acquired in the CCB transaction and mortgage loans acquired in the United Western transaction. For these loans, the amount of accretable yield and nonaccretable difference is determined at the pool level. Each loan pool is made up of loans with similar characteristics at the date of acquisition including loan type, collateral type and performance status. All loan pools that have accretable yield to be recognized in interest income are classified as accruing regardless of the status of individual loans within the pool. If expected cash flows for a pool of loans decreases after the acquisition date, an allowance for loan losses is established.
Based on guidance from the SEC that loans acquired at a discount related to credit may be accounted for based on expected cash flows, all acquired loans are being accounted for under the applicable guidance for loans acquired with deteriorated credit quality in ASC 310-30.
Receivable from FDIC for Loss Share Agreements
The receivable from the FDIC for loss share agreements is measured separately from the related covered assets as it is not contractually embedded in the assets and is not transferable should the assets be sold. Acquisition date fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages and the estimated true-up payment at the expiration of the loss share agreements, if applicable. These cash flows were discounted to reflect the estimated timing of the receipt of the loss share reimbursements from the FDIC and any applicable true-up payment owed to the FDIC for transactions that include claw-back provisions. Discount rates were determined based on the market rate for a similar term security at the time of the acquisition adjusted for additional risk premiums.

The FDIC receivable has been reviewed and updated prospectively as loss estimates related to covered loans and other real estate owned change, and as reimbursements are received or expected to be received from the FDIC. Post-acquisition adjustments to the FDIC receivable resulting from improvements or deterioration in estimated cash flows are charged or credited to noninterest income prospectively. Adjustments to the FDIC receivable resulting from post-acquisition changes in estimated cash flows are based on the reimbursement provision of the applicable loss share agreement with the FDIC. The loss share agreements establish reimbursement rates for losses incurred within certain tranches. In some loss share agreements, if aggregate loss estimates increase and extend into a different tranche, the reimbursement rates for losses within the higher

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

tranche will be at a higher rate. In other loss share agreements, higher loss estimates trigger a reduction in the reimbursement rates for losses incurred within the higher tranche. Certain of the loss share agreements also include clawback provisions that require payments by the acquirer to the FDIC in the event actual losses do not exceed a calculated amount. We have estimated the amount of any clawback we expect to pay based on our current loss projections, and have netted any such estimated payments against the estimated payments we anticipate receiving from the FDIC.

Post-acquisition adjustments represent the net change in loss estimates related to covered loans and OREO as a result of changes in expected cash flows and the allowance for loan and lease losses related to covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses and related adjustments to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan and lease losses had been recorded previously.

Collection and other servicing costs related to loans covered under FDIC loss share agreements are charged to noninterest expense as incurred. A receivable from the FDIC is then recorded for the estimated amount of such expenses that are expected to be reimbursed and results in an increase to noninterest income. The estimated amount of such reimbursements is determined by several factors including the existence of loan participation agreements with other financial institutions, the presence of partial guarantees from the Small Business Administration and whether a reimbursable loss has been recorded on the loan for which collection and servicing costs have been incurred. Future adjustments to the receivable from the FDIC may be necessary as additional information becomes available related to the amount of previously recorded collection and servicing costs that will actually be reimbursed by the FDIC and the probable timing of such reimbursements.

Loan Fees

Fees collected and certain costs incurred related to loan originations are deferred and amortized as an adjustment to interest income over the life of the related loans. Deferred fees and costs are recorded as an adjustment to loans outstanding and are amortized into interest income using a method that approximates a constant yield.
Allowance for Loan and Lease Losses and Reserve for Unfunded Commitments

The allowance for loan and lease losses (ALLL) represents management's estimate of probable credit losses within the loan and lease portfolio. Adjustments to the ALLL are established by charges to the provision for loan and lease losses. To determine the appropriate amount of the ALLL, management evaluates the risk characteristics of the loan and lease portfolio and considers such factors as the financial condition of the borrower, fair value of collateral and other items that, in management's opinion, deserve current recognition in estimating credit losses. The method for calculating the allowance for loan and lease losses is dependent on the borrower type and covered status.
The noncovered noncommercial loan portfolio is segregated into loans with similar characteristics and the historical loss rates for each identified loan pool, adjusted for current trends and economic conditions, are applied to each identified homogeneous loan pool to calculate the amount of the allowance. This portfolio segment includes a large number of smaller balance loans that collectively exhibit predictable loss trends.
The allowance for noncovered commercial loans and leases is based on the internal credit grade assigned to each borrower with impaired loans greater than $1,000 being subject to an individual impairment analysis based primarily on the collateral value of the loan if it is secured. These loans are individually evaluated due to their larger size and the proportional risk each loan carries. Appraisals or other third-party value estimates are used to estimate the allowance and updated valuations are obtained at least annually to evaluate the adequacy of the allowance recorded. The remaining commercial loans are grouped by homogeneous pools based on credit quality and borrowing class and evaluated collectively for impairment. Due to the fact that the expected losses within each credit quality rating and borrowing class are predictable, these non-impaired loans are aggregated for evaluation. The historical loss rates for each group, adjusted for current trends and economic conditions, are applied to each loan pool to arrive at the required reserve.

Covered loans are recorded at fair value at acquisition date, and an allowance is recorded for any reduction in the expected cash flows or deterioration in credit that occurs post-acquisition. The reserves on covered loans are recorded through

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

charges to the provision for loan and lease losses which serves to increase the ALLL. An adjustment is recorded to the receivable from the FDIC with an offset to noninterest income for the portion of losses that are covered by the FDIC loss share agreements. The allowance for covered loans that are deemed to be impaired at the acquisition date is calculated based on a discounted cash flow analysis that considers the collateral liquidation value and estimated holding period. The allowance for covered loans not deemed to be impaired at acquisition date is calculated based on the estimated expected cash flows from scheduled loan payments and collateral liquidation, where applicable, obtained from periodic portfolio level reviews of credit quality. Where appraisals or other third-party value estimates are used, updates to these valuations are obtained at least annually.
The methods used to calculate the allowance are largely dependent on historical loss measures and may not reflect all losses evident in the portfolio at the measurement date. As a result of this timing lag and other potential imprecision, we maintain a nonspecific allowance as part of the allowance for loan and lease losses. The inclusion of the nonspecific allowance provides an additional reserve that is determined by management after considering current and projected economic conditions, the extent of concentrations of loans, the changes in lending policies or procedures, and changes in the mix of the loan portfolio. Management considers the established ALLL adequate to absorb probable losses that relate to loans and leases outstanding as of December 31, 2011.

Future adjustments to the ALLL may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares' ALLL. Such agencies may require the recognition of adjustments to the ALLL based on their judgments of information available to them at the time of their examination.
The reserve for unfunded commitments represents the estimated probable losses related to unfunded credit facilities. The reserve is calculated in a manner similar to the loans evaluated collectively for impairment and taking into account the likelihood that the available credit will be utilized as well as the exposure to default. The reserve for unfunded commitments is presented within other liabilities on the consolidated balance sheets separately from the allowance for loan and lease losses and adjustments to the reserve for unfunded commitments are included in other noninterest expense in the consolidated statements of income.
Nonaccrual Loans, Impaired Loans and Restructured Loans

Accrual of interest on certain residential mortgage loans is discontinued when the loan is more than three payments past due. Accrual of interest on other loans and leases is discontinued when management deems that collection of additional principal or interest is doubtful. Residential mortgage loans return to an accrual status when the loan balance is less than three payments past due. Other loans and leases are returned to an accrual status when both principal and interest are current and the loan is determined to be performing in accordance with the applicable terms. Nonaccrual classification of covered loans conforms to these policies except as outlined in the Loan and Lease policy above.
Management considers a noncovered loan to be impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. Impaired loans greater than $1,000 are valued by either the discounted expected cash flow method using the loan's original effective interest rate or the collateral value. When the ultimate collectibility of an impaired loan's principal is doubtful, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone.
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
Restructured loans are loans that have been modified due to deterioration in the borrower's financial condition, resulting in more favorable terms for the borrower. Accrual of interest is continued for restructured loans when the borrower was performing prior to the restructuring and there is reasonable assurance of repayment and continued performance under the modified terms. Accrual of interest on restructured loans in nonaccrual status is resumed when the borrower has established a sustained period of performance under the restructured terms of at least six months. Acquired loans accounted for at the pool level are excluded from the restructured loan classification and continue to be measured at the pool level.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Other Real Estate Owned

Other real estate owned (OREO) is presented at the estimated present value that management expects to receive when the property is sold, net of related costs of disposal. Once acquired, appraisals or other third-party value estimates are obtained for OREO at least annually to ensure that the fair value of the property supports the carrying value, with writedowns recorded when necessary. Gains and losses resulting from the sale or writedown of OREO and income and expenses related to its operation are recorded in other noninterest expense. Management uses appraisals of properties to determine fair values and applies additional discounts where appropriate for passage of time or, in certain cases, for subsequent events occurring after the appraisal date.
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
Servicing Asset

Other assets include an estimate of the fair value of servicing rights on SBA loans from TVB and mortgage loans from United Western that had been originated and subsequently sold. The assets were initially recorded at fair value based on valuations performed by an independent third party. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds, and other factors typical in such a valuation. SBA loan originations have been discontinued. The servicing assets are being amortized over the estimated life of the underlying loans.
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

Other intangible assets with estimable lives are amortized over their estimated useful lives, which are periodically reviewed for reasonableness. As a result of the FDIC-assisted transactions in 2011, 2010 and 2009, an identifiable intangible asset was recorded representing the estimated value of the core deposits acquired and certain customer relationships.

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

Under US GAAP, individual fair value estimates are ranked on a three-tier scale based on the relative reliability of the inputs used in the valuation. Fair values determined using level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined based on level 2 inputs, which represent observable data for similar assets and liabilities. Fair values for assets and liabilities that are not actively traded in observable markets are based on level 3 inputs, which are considered to be nonobservable.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Certain financial assets and liabilities may be carried at fair value with changes in fair value recognized in the income statement each period. BancShares did not elect to report any assets and liabilities at fair value.

Income Taxes

Income tax expense is based on income before income taxes and generally differs from income taxes paid due to deferred income taxes and benefits arising from income and expenses being recognized in different periods for financial and income tax reporting purposes. BancShares uses the asset and liability method to account for deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of assets and liabilities at enacted rates expected to be in effect when such amounts are realized or settled.

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

BancShares selectively uses interest rate swaps for interest rate risk management purposes. During 2006, 2009 and 2011, BancShares entered into interest rate swaps that qualify as cash flow hedges under US GAAP. These interest rate swaps convert variable-rate exposure on outstanding debt to a fixed rate. The derivatives are valued each quarter, and changes in the fair values are recorded on the consolidated balance sheet with an offset to other comprehensive income for the effective portion and an offset to the consolidated statements of income for any ineffective portion. The assessment of effectiveness is performed using the long-haul method. BancShares’ interest rate swaps have been fully effective since inception; therefore, changes in the fair value of the interest rate swaps have had no impact on net income. There are no speculative derivative financial instruments in any period.

In the event of a change in the forecasted cash flows of the underlying hedged item, the related interest rate swap will be terminated, and management will consider the appropriateness of entering into another swap to hedge the remaining exposure. The fair value of the terminated hedge will be amortized from accumulated other comprehensive income into earnings over the original life of the terminated swap, provided the remaining cash flows are still probable.

Per Share Data

Net income per share has been computed by dividing net income by the average number of both classes of common shares outstanding during each period. The average number of shares outstanding was 10,376,445 for 2011 and 10,434,453 for 2010 and 2009. BancShares had no potential common stock outstanding in any period.

Cash dividends per share apply to both Class A and Class B common stock. Shares of Class A common stock carry one vote per share, while shares of Class B common stock carry sixteen votes per share.

Current Accounting Matters

Beginning with the first annual reporting period after November 15, 2009, the concept of a qualifying special purpose entity (QSPE) is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with applicable consolidation guidance. If the evaluation results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation. In addition, an enterprise is required to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a VIE. This change is intended to

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets and VIE’s. In 2005, FCB securitized and sold $250,000 of revolving mortgage loans through the use of a QSPE. This QSPE was determined to be a VIE for which BancShares is now obligated to recognize the underlying assets and liabilities in the consolidated financial statements. The assets and liabilities were recorded in the first quarter of 2010 with an increase in loans of $97,291, an increase in debt of $86,926, removal of the carrying value of the residual interest strip in the amount of $1,287, recognition of $3,456 in deferred tax liability, increase in the allowance for loan and lease losses of $681, decrease to the servicing asset for $304 and an adjustment to beginning retained earnings for $4,904.

Beginning January 1, 2010, new accounting guidance requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the balance sheet and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in level 3 of the fair value hierarchy was required beginning January 1, 2011. The remaining disclosure requirements and clarifications became effective on January 1, 2010 and are included in Note L—Estimated Fair Values.

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

In June, 2011, the FASB issued Comprehensive Income: Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 allows financial statement issuers to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, in December, 2011, the FASB issued Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12) which deferred the portion of ASU 2011-05 that relates to the presentation of reclassification adjustments. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity, which is the presentation method previously utilized by BancShares. The updates in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and have been applied retrospectively. The provisions of these updates have affected BancShares' financial statement format, but had no impact on BancShares' financial condition, results of operations or liquidity.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

In September, 2011, the FASB issued Intangibles - Goodwill and Other Intangible Assets: Testing Goodwill for Impairment (ASU 2011-08), which allows an entity the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that is it more likely than not that the fair value of a reporting unit is less than its carrying amount. Under ASU 2011-08, if, after that assessment is made, an entity determines that it is more likely than not that the carrying value of goodwill is not impaired, then the two-step impairment test is not required. However, if the entity concludes otherwise, the two-step impairment test would be required. The provisions of ASU 2011-08 are effective for interim and annual periods beginning after December 15, 2011, although early adoption is allowed. Adoption of ASU 2011-08 will not have a material impact on BancShares' financial condition, results of operations or liquidity.

NOTE B: FDIC-ASSISTED TRANSACTIONS

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
The loans and OREO purchased in the United Western transaction are covered by two loss share agreements between the FDIC and FCB (one for single family residential mortgage (SFR) loans and the other for all other non-consumer loans and OREO). Under the SFR loss share agreement, the FDIC will cover 80 percent of covered loan losses up to $32,489; 0 percent from $32,489 up to $57,653 and 80 percent of losses in excess of $57,653. The loss share agreement for all other non-consumer loans and OREO will cover 80 percent of covered loan and OREO losses up to $111,517; 30 percent of losses from $111,517 to $227,032; and 80 percent of losses in excess of $227,032.  Consumer loans are not covered under the FDIC loss share agreements.

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
The loss share agreements include a true-up payment in the event FCB’s losses do not reach the Total Intrinsic Loss Estimate of $294,000. On March 17, 2021, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of the following calculation: A-(B+C+D), where (A) equals 20 percent of the Total Intrinsic Loss Estimate, or $58,800; (B) equals 20 percent of the Net Loss Amount; (C) equals 25 percent of the asset (discount) bid, or ($52,898); and (D) equals 3.5 percent of total Shared Loss Assets at Bank Closing, or $37,936. Current loss estimates suggest that a true-up payment of $12,562 will be paid to the FDIC during 2021.
The FDIC-assisted acquisition of United Western was accounted for under the acquisition method of accounting. The statement of net assets acquired, adjustments to the acquisition date fair values made in subsequent quarters and the resulting acquisition gain is presented in the following table. As indicated in the explanatory notes that accompany the table, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at their respective acquisition date estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. During this one-year period, the cause of any change in cash flow estimates is considered to determine whether the change results from circumstances that existed as of the acquisition date or if the change results from an event that occurred after the acquisition. Adjustments to the estimated fair values made in subsequent quarters reduced the gain by $2,034 and were based on additional information regarding the acquisition date fair values, which included updated appraisals on properties that either secure an acquired loan or are in OREO. The FDIC also repurchased 18 loans that were included in the original acquisition but which FCB had requested be excluded from the portfolio of acquired loans due to cross collateralization with other loans retained by the FDIC.
First quarter 2011 noninterest income included an acquisition gain of $63,474 that resulted from the United Western

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

FDIC-assisted acquisition. The gain resulted from the difference between the estimated fair value of acquired assets and assumed liabilities. The fair value of assets acquired exceeded liabilities assumed due to the distressed nature of the acquired bank and the significant protection from future losses afforded by the loss share agreement. During the second, third and fourth quarters of 2011, adjustments were made to the gain based on additional information regarding the acquisition date fair values. These adjustments were made retroactive to the first quarter of 2011, resulting in the adjusted gain of $63,474. FCB recorded a deferred tax liability for the gain of $24,856 resulting from differences between the financial statement and tax bases of assets acquired and liabilities assumed in this transaction. To the extent there are additional adjustments to the acquisition date fair values for up to one year following the acquisition, there will be additional adjustments to the gain.

	January 21, 2011
	As recorded by United Western	Fair value adjustments at date of acquisition		Subsequent acquisition-date adjustments		As recorded by FCB

Assets
Cash and due from banks	$420,902	$—		$—		$420,902
Investment securities available for sale	281,862	—		—		281,862
Loans covered by loss share agreements (1)	1,034,074	(278,913)	a	4,190	i	759,351
Other real estate owned covered by loss share agreements	37,812	(10,252)	b	(1,469)	i	26,091
Income earned not collected	5,275	—		—		5,275
Receivable from FDIC for loss share agreements	—	140,285	c	(2,832)	i	137,453
FHLB stock	22,783	—				22,783
Mortgage servicing rights	4,925	(1,489)	d	—		3,436
Core deposit intangible	—	537	e	—		537
Other assets	15,421	109	f	(991)	i	14,539
Total assets acquired	$1,823,054	$(149,723)		$(1,102)		$1,672,229
Liabilities
Deposits:
Noninterest-bearing	$101,875	$—		$—		$101,875
Interest-bearing	1,502,983	—		—		1,502,983
Total deposits	1,604,858	—		—		1,604,858
Short-term borrowings	336,853	—		—		336,853
Long-term obligations	206,838	789	g	—		207,627
Deferred tax liability	1,351	(565)	h	—		786
Other liabilities	11,772	—		—		11,772
Total liabilities assumed	2,161,672	224		—		2,161,896
Excess (shortfall) of assets acquired over liabilities assumed	$(338,618)
Aggregate fair value adjustments		$(149,947)		$(1,102)
Cash received from FDIC (2)						553,141
Gain on acquisition of United Western						$63,474

(1)	Excludes $11,998 in loans repurchased by FDIC during the second quarter of 2011

(2)	Cash received includes cash received from loans repurchased by the FDIC during the second quarter of 2011
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
i - Adjustments are based on additional information received post-acquisition regarding acquisition date fair value and adjustments resulting from loans repurchased by the FDIC.
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
The loss share agreements include a true-up payment in the event FCB’s losses do not reach the Total Intrinsic Loss Estimate of $285,708. On August 22, 2021, the true-up measurement date, FCB is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of the following calculation: A-(B+C+D), where (A) equals 20 percent of the Total Intrinsic Loss Estimate, or $57,142; (B) equals 20 percent of the Net Loss Amount; (C) equals 25 percent of the asset (discount) bid, or ($38,725); and (D) equals 3.5 percent of total Shared Loss Assets at Bank Closing, or $19,295. Current loss estimates suggest that a true-up payment of $17,315 will be paid to the FDIC during 2021.
The FDIC-assisted acquisition of CCB was accounted for under the acquisition method of accounting. The statement of net assets acquired, fair value adjustments and the resulting acquisition gain is presented in the following table. As indicated in the explanatory notes that accompany the table, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at their respective acquisition date estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. During this one-year period, the cause of any change in cash flow estimates is considered to determine whether the change results from circumstances that existed as of the acquisition date or if the change results from an event that occurred after the acquisition. Adjustments to the estimated fair values made in subsequent quarters reduced the gain by $845 and were based on additional information regarding the acquisition date fair values, which included updated appraisals on properties that either secure an acquired loan or are in OREO.
Third quarter 2011 noninterest income included an acquisition gain of $86,943 that resulted from the CCB FDIC-assisted acquisition. The gain resulted from the difference between the estimated fair value of acquired assets and assumed liabilities. The fair value of assets acquired exceeded liabilities assumed due to the distressed nature of the acquired bank and the significant protection from future losses afforded by the loss share agreement. During the fourth quarter of 2011, adjustments were made to the gain based on additional information regarding the acquisition date fair values. These adjustments were made retroactive to the third quarter of 2011, resulting in the adjusted gain of $86,943. FCB recorded a deferred tax liability for the gain of $34,047 resulting from differences between the financial statement and tax bases of assets acquired and liabilities assumed in this transaction. To the extent there are additional adjustments to the acquisition date fair values for up to one year following the acquisition, there will be additional adjustments to the gain.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	July 8, 2011
	As recorded by CCB	Fair value adjustments at acquisition date		Subsequent acquisition-date adjustments		As recorded by FCB

Assets
Cash and due from banks	$74,736	$—		$—		$74,736
Investment securities available for sale	40,187	—		—		40,187
Loans covered by loss share agreements	538,369	(216,207)	a	(1,373)	g	320,789
Other real estate owned covered by loss share agreements	14,853	(7,699)	b	3,058	g	10,212
Income earned not collected	1,720	—		—		1,720
Receivable from FDIC for loss share agreements	—	157,600	c	(2,530)	g	155,070
Core deposit intangible	—	984	d	—		984
Other assets	3,296	—		—		3,296
Total assets acquired	$673,161	$(65,322)		$(845)		$606,994
Liabilities
Deposits:
Noninterest-bearing	$35,862	$—		$—		$35,862
Interest-bearing	571,251	(612)	e	—		570,639
Total deposits	607,113	(612)		—		606,501
Short-term borrowings	15,008	204	f	—		15,212
Other liabilities	438	—		—		438
Total liabilities assumed	622,559	(408)		—		622,151
Excess of assets acquired over liabilities assumed	$50,602
Aggregate fair value adjustments		$(64,914)		$(845)
Cash received from FDIC						102,100
Gain on acquisition of CCB						$86,943

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
g - Adjustments based on additional information received post-acquisition regarding acquisition date fair value.
Results of operations for United Western and CCB prior to their respective acquisition dates are not included in the income statement.
BancShares does not track post-acquisition earnings for United Western and CCB on a stand-alone basis. Due to the significant amount of fair value adjustments, the resulting accretion of those fair value adjustments and the protection resulting from the FDIC loss share agreements, historical results of United Western and CCB are not relevant to BancShares’ results of operations. Therefore, no proforma information is presented.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

NOTE C—INVESTMENT SECURITIES

The aggregate values of investment securities at December 31, 2011 and 2010 along with gains and losses determined on an individual security basis are as follows:

		Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
2011
	U.S. Treasury	$887,041	$808	$30	$887,819
	Government agency	2,591,974	1,747	1,512	2,592,209
	Corporate bonds	250,476	2,344	—	252,820
	Residential mortgage-backed securities	298,402	9,165	346	307,221
	Equity securities	939	14,374	—	15,313
	State, county and municipal	1,026	16	1	1,041
	Total investment securities available for sale	$4,029,858	$28,454	$1,889	$4,056,423
2010
	U.S. Treasury	$1,935,666	$4,041	$307	$1,939,400
	Government agency	1,930,469	361	10,844	1,919,986
	Corporate bonds	479,160	7,498	—	486,658
	Residential mortgage-backed securities	139,291	4,522	268	143,545
	Equity securities	1,055	18,176	—	19,231
	State, county and municipal	1,240	20	4	1,256
	Total investment securities available for sale	$4,486,881	$34,618	$11,423	$4,510,076
Investment securities held to maturity
2011
	Residential mortgage-backed securities	$1,822	$184	26	$1,980
2010
	Residential mortgage-backed securities	$2,532	$235	26	$2,741

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

The following table provides maturity information for investment securities as of December 31, 2011 and 2010. Callable securities are assumed to mature on their earliest call date.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	2011		2010
	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Maturing in:
One year or less	$3,238,657	$3,241,415	$3,441,185	$3,436,818
One through five years	548,459	549,351	916,101	921,536
Five through 10 years	90,605	91,087	1,683	1,710
Over 10 years	151,198	159,257	126,857	130,781
Equity securities	939	15,313	1,055	19,231
Total investment securities available for sale	$4,029,858	$4,056,423	$4,486,881	$4,510,076
Investment securities held to maturity
Maturing in:
One through five years	$12	$11	$—	$—
Five through 10 years	1,699	1,820	2,404	2,570
Over 10 years	111	149	128	171
Total investment securities held to maturity	$1,822	$1,980	$2,532	$2,741

For each period presented, securities gains (losses) include the following:

	2011	2010	2009
Gross gains on sales of investment securities available for sale	$531	$4,103	$104
Gross losses on sales of investment securities available for sale	(793)	(1,730)	—
Other than temporary impairment losses on equity investments	(26)	(421)	(615)
Total securities gains (losses)	$(288)	$1,952	$(511)

During 2011, 2010 and 2009, BancShares recorded $26, $421 and $615 in other than temporary impairment losses on equity securities once it was determined that recovery of the original purchase price was unlikely.

The following table provides information regarding securities with unrealized losses as of December 31, 2011 and 2010:

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Investment securities available for sale:
U.S. Treasury	$151,269	$30	$—	$—	$151,269	$30
Government agency	1,336,763	1,512	—	—	1,336,763	1,512
Residential mortgage-backed securities	59,458	304	1,380	42	60,838	346
State, county and municipal	—	—	10	1	10	1
Total	$1,547,490	$1,846	$1,390	$43	$1,548,880	$1,889
Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$21	$26	$21	$26
Total	$—	$—	$21	$26	$21	$26
December 31, 2010
Investment securities available for sale:
U.S. Treasury	$301,190	$307	$—	$—	$301,190	$307
Government agency	1,684,149	10,843	—	—	1,684,149	10,843
Residential mortgage-backed securities	11,496	249	523	20	12,019	269
State, county and municipal	530	4	20	—	550	4
Total	$1,997,365	$11,403	$543	$20	$1,997,908	$11,423
Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$26	$26	$26	$26
Total	$—	$—	$26	$26	$26	$26

Investment securities with an aggregate fair value of $1,411 have had continuous unrealized losses for more than twelve months as of December 31, 2011. The aggregate amount of the unrealized losses among those 18 securities was $69 at December 31, 2011. These securities include residential mortgage-backed and state, county and municipal securities. Investment securities with an aggregate fair value of $569 had continuous unrealized losses for more than twelve months as of December 31, 2010. The aggregate amount of the unrealized losses among those 19 securities was $46 at December 31, 2010. These securities include residential mortgage-backed and state, county and municipal securities. None of the unrealized losses identified as of December 31, 2011 and 2010 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. At December 31, 2011 and 2010, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities are deemed to be other than temporarily impaired.

Investment securities having an aggregate carrying value of $2,588,704 at December 31, 2011 and $2,096,850 at December 31, 2010, were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

NOTE D—LOANS AND LEASES

Loans and leases outstanding by segment and class at December 31, 2011 and 2010 are as follows:

	2011	2010
Covered loans (1)	$2,362,152	$2,007,452
Noncovered loans and leases:
Commercial:
Construction and land development	381,163	338,929
Commercial mortgage	5,104,993	4,737,862
Other commercial real estate	144,771	149,710
Commercial and industrial	1,764,407	1,869,490
Lease financing	312,869	301,289
Other	158,369	182,015
Total commercial loans	7,866,572	7,579,295
Non-commercial:
Residential mortgage	784,118	878,792
Revolving mortgage	2,296,306	2,233,853
Construction and land development	137,271	192,954
Consumer	497,370	595,683
Total non-commercial loans	3,715,065	3,901,282
Total noncovered loans and leases	11,581,637	11,480,577
Total loans and leases	$13,943,789	$13,488,029

(1)	Covered loans are acquired loans subject to loss share agreements with the FDIC.

	2011			2010
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
Covered loans:
Commercial:
Construction and land development	$117,603	$221,270	$338,873	$102,988	$265,432	$368,420
Commercial mortgage	138,465	1,122,124	1,260,589	120,240	968,824	1,089,064
Other commercial real estate	33,370	125,024	158,394	34,704	175,957	210,661
Commercial and industrial	27,802	85,640	113,442	9,087	123,390	132,477
Lease financing	—	57	57	—	—	—
Other	—	1,330	1,330	—	1,510	1,510
Total commercial loans	317,240	1,555,445	1,872,685	267,019	1,535,113	1,802,132
Non-commercial:
Residential mortgage	46,130	281,438	327,568	11,026	63,469	74,495
Revolving mortgage	15,350	36,202	51,552	8,400	9,466	17,866
Construction and land development	78,108	27,428	105,536	44,260	61,545	105,805
Consumer	1,477	3,334	4,811	—	7,154	7,154
Total non-commercial loans	141,065	348,402	489,467	63,686	141,634	205,320
Total covered loans	$458,305	$1,903,847	$2,362,152	$330,705	$1,676,747	$2,007,452

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

At December 31, 2011, 26.5 percent of noncovered loans and leases were to customers in medical-related fields, compared to 26.3 percent at December 31, 2010. These loans are primarily commercial mortgage loans as they are generally secured by owner-occupied commercial real estate. There were no foreign loans or loans to finance highly leveraged transactions during 2011 or 2010.

Substantially all noncovered loans and leases are to customers domiciled within BancShares’ principal market areas. The loans acquired during 2009 that are covered under loss share agreements include borrowers that are not within the principal market areas of the originating banks.

At December 31, 2011 noncovered loans totaling $2,492,644 were pledged to secure debt obligations, compared to $3,744,067 at December 31, 2010.

Description of segment and class risks

Each portfolio segment and the classes within those segments are subject to risks that could have an adverse impact on the credit quality of the loan and lease portfolio. Management has identified the most significant risks as described below which are generally similar among the segments and classes. While the list is not exhaustive, it provides a description of the risks that management has determined are the most significant.
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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of noncovered, ungraded loans at December 31, 2011 relate to business credit cards and tobacco buyout loans. Tobacco buyout loans with an outstanding balance of $63,129 at December 31, 2011 are secured by assignments of receivables made pursuant to the Fair and Equitable Tobacco Reform Act of 2004. The credit risk associated with these loans is considered low as the payments that began in 2005 and continue through 2014 are to be made by the Commodity Credit Corporation which is part of the United States Department of Agriculture.

The credit quality indicators for noncovered, non-commercial loans are based on the delinquency status of the borrower. As the borrower becomes more delinquent, the likelihood of loss increases.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

The composition of the loans and leases outstanding at December 31, 2011 and 2010 by credit quality indicator is provided below:

	Commercial noncovered loans and leases
Grade:	Construction and Land Development	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Other	Total Commercial Loans Not Covered by Loss Share
December 31, 2011
Pass	$332,742	$4,749,254	$130,586	$1,556,651	$306,225	$157,089	$7,232,547
Special mention	18,973	220,235	5,821	36,951	4,537	1,271	287,788
Substandard	28,793	129,391	7,794	28,240	2,107	—	196,325
Doubtful	17	1,164	377	643	—	—	2,201
Ungraded	638	4,949	193	141,922	—	9	147,711
Total	$381,163	$5,104,993	$144,771	$1,764,407	$312,869	$158,369	$7,866,572
December 31, 2010
Pass	$285,988	$4,390,634	$137,570	$1,633,775	$291,476	$181,044	$6,920,487
Special mention	20,957	229,581	6,531	42,639	6,888	846	307,442
Substandard	29,714	108,239	5,103	24,686	2,496	90	170,328
Doubtful	2,270	7,928	401	748	414	—	11,761
Ungraded	—	1,480	105	167,642	15	35	169,277
Total	$338,929	$4,737,862	$149,710	$1,869,490	$301,289	$182,015	$7,579,295

	Non-commercial noncovered loans and leases
	Residential Mortgage	Revolving Mortgage	Construction and Land Development	Consumer	Total Non- commercial Noncovered Loans
December 31, 2011
Current	$757,113	$2,286,511	$135,774	$491,142	$3,670,540
31-60 days past due	11,790	3,437	798	3,514	19,539
61-90 days past due	2,686	2,042	127	1,271	6,126
Over 90 days past due	12,529	4,316	572	1,443	18,860
Total	$784,118	$2,296,306	$137,271	$497,370	$3,715,065
December 31, 2010
Current	$840,328	$2,226,427	$187,918	$579,227	$3,833,900
31-60 days past due	13,051	3,682	1,445	12,798	30,976
61-90 days past due	4,762	1,424	548	2,611	9,345
Over 90 days past due	20,651	2,320	3,043	1,047	27,061
Total	$878,792	$2,233,853	$192,954	$595,683	$3,901,282

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	Covered loans
Grade:	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Residential Mortgage	Revolving Mortgage	Construction and Land Development Non-commercial	Consumer and Other	Total Covered Loans
December 31, 2011
Pass	$29,321	$397,526	$49,259	$36,409	$57	$189,794	$34,164	$4,958	$2,393	$743,881
Special mention	92,758	348,482	33,754	32,257	—	25,464	3,566	13,394	942	550,617
Substandard	125,158	427,996	58,351	21,914	—	70,582	9,863	72,349	1,096	787,309
Doubtful	87,936	84,871	17,030	22,862	—	13,833	3,959	14,835	982	246,308
Ungraded	3,700	1,714	—	—	—	27,895	—	—	728	34,037
Total	$338,873	$1,260,589	$158,394	$113,442	$57	$327,568	$51,552	$105,536	$6,141	$2,362,152
December 31, 2010
Pass	$98,449	$430,526	$77,162	$46,450	$—	$39,492	$5,051	$—	$6,296	$703,426
Special mention	90,203	261,273	40,756	36,566	—	17,041	3,630	3,549	1,231	454,249
Substandard	79,631	326,036	65,896	41,936	—	11,609	3,462	67,594	691	596,855
Doubtful	100,137	71,175	26,847	7,525	—	6,353	1,837	34,662	438	248,974
Ungraded	—	54	—	—	—	—	3,886	—	8	3,948
Total	$368,420	$1,089,064	$210,661	$132,477	$—	$74,495	$17,866	$105,805	$8,664	$2,007,452

The aging of the outstanding loans and leases by class at December 31, 2011 and 2010 (excluding loans acquired with deteriorated credit quality) is provided in the table below. The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal have not been paid. Loans and leases 30 days or less past due are considered current due to certain grace periods that allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans and Leases
December 31, 2011
Noncovered loans and leases:
Construction and land development - commercial	$2,623	$1,494	$2,177	$6,294	$374,869	$381,163
Commercial mortgage	18,308	4,438	15,626	38,372	5,066,621	5,104,993
Other commercial real estate	657	147	561	1,365	143,406	144,771
Commercial and industrial	5,235	1,230	1,438	7,903	1,756,504	1,764,407
Lease financing	637	212	620	1,469	311,400	312,869
Other	—	—	—	—	158,369	158,369
Residential mortgage	11,790	2,686	12,529	27,005	757,113	784,118
Revolving mortgage	3,437	2,042	4,316	9,795	2,286,511	2,296,306
Construction and land development - non-commercial	798	127	572	1,497	135,774	137,271
Consumer	3,514	1,271	1,443	6,228	491,142	497,370
Total noncovered loans and leases	$46,999	$13,647	$39,282	$99,928	$11,481,709	$11,581,637

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans and Leases
December 31, 2010
Noncovered loans and leases:
Construction and land development - commercial	$3,047	$6,092	$4,208	$13,347	$325,582	$338,929
Commercial mortgage	22,913	7,521	20,425	50,859	4,687,003	4,737,862
Other commercial real estate	35	290	621	946	148,764	149,710
Commercial and industrial	4,434	1,473	3,744	9,651	1,859,839	1,869,490
Lease financing	2,266	141	630	3,037	298,252	301,289
Other	40	75	—	115	181,900	182,015
Residential mortgage	13,051	4,762	20,651	38,464	840,328	878,792
Revolving mortgage	3,682	1,424	2,320	7,426	2,226,427	2,233,853
Construction and land development - non-commercial	1,445	548	3,043	5,036	187,918	192,954
Consumer	12,798	2,611	1,047	16,456	579,227	595,683
Total noncovered loans and leases	$63,711	$24,937	$56,689	$145,337	$11,335,240	$11,480,577

The recorded investment, by class, in loans and leases on nonaccrual status and loans and leases greater than 90 days past due and still accruing at December 31, 2011 and December 31, 2010 (excluding loans and leases acquired with deteriorated credit quality) is as follows:

	December 31, 2011		December 31, 2010
	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Noncovered loans and leases:
Construction and land development - commercial	$15,102	$313	$26,796	$68
Commercial mortgage	23,748	3,107	32,723	4,347
Commercial and industrial	1,864	320	3,320	1,850
Lease financing	200	554	806	298
Other commercial real estate	1,170	—	777	80
Construction and land development - non-commercial	—	572	1,330	1,122
Residential mortgage	10,657	4,227	13,062	6,640
Revolving mortgage	—	4,306	—	2,301
Consumer	—	1,441	—	1,795
Total noncovered loans and leases	$52,741	$14,840	$78,814	$18,501

Other risk elements related to lending activities include OREO and restructured loans. BancShares held $153,330 and $106,769 in noncovered restructured loans and $50,399 and $52,842 in noncovered OREO at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, respectively, $29,534 and $41,774 of noncovered restructured loans were also on nonaccrual status. BancShares does not have any significant outstanding commitments to borrowers that have restructured existing loans to more favorable terms due to their financial difficulties.

Interest income on total nonperforming loans and leases that would have been recorded had these loans and leases been performing was $23,326, $18,519 and $4,172 respectively, during 2011, 2010 and 2009. When loans and leases are on nonaccrual status, any payments received are applied on a cash basis with all cash receipts applied first to principal and any payments received in excess of the unpaid principal balance being applied to interest. The amount of cash basis interest income

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

recognized during 2011, 2010 and 2009 was not material.

Acquired loans

When the fair values of covered loans were established, certain loans were identified as impaired. The following table provides changes in the carrying value of acquired loans during the years ended December 31, 2011 and 2010:

	2011		2010
	Impaired at acquisition date	All other acquired loans	Impaired at acquisition date	All other acquired loans
Balance, January 1	$330,705	$1,676,747	$75,368	$1,097,652
Fair value at acquisition date of acquired loans covered by loss share agreements	302,340	777,800	412,628	1,152,134
Reductions for repayments, foreclosures and decreases in carrying value	(174,740)	(550,700)	(157,291)	(573,039)
Balance, December 31	$458,305	$1,903,847	$330,705	$1,676,747
Outstanding principal balance, December 31	$1,334,299	$2,537,652	$629,414	$2,211,047

The timing and amounts of cash flow analyses were prepared at the acquisition dates for all acquired loans deemed impaired at acquisition (except loans acquired in the VB and TVB transactions where the timing of cash flows was not estimated) and those analyses are used to determine the amount of accretable yield recognized on those loans. Subsequent changes in cash flow estimates result in changes to the amount of accretable yield to be recognized. BancShares did not initially estimate the timing of cash flows for loans acquired in the TVB or VB transactions at the dates of the acquisitions and, therefore, the cost recovery method was being applied to these loans unless cash flow estimates in the later periods indicated subsequent improvement that would lead to the recognition of accretable yield.
The following table documents changes to the amount of accretable yield for the years ended December 31, 2011 and 2010. For acquired loans, improved cash flow estimates and receipt of unscheduled loan payments result in the reclassification of nonaccretable yield to accretable yield.

	2011	2010
Balance, January 1	$164,586	$14,481
Additions for acquired loans	106,520	109,766
Accretion	(319,429)	(181,363)
Reclassifications from nonaccretable difference	325,013	222,772
Disposals	—	(1,070)
Balance, December 31	$276,690	$164,586

For loans acquired from United Western and CCB, the contractually required payments including principal and interest, expected cash flows to be collected and fair values as of the respective acquisition dates were as follows:

	Impaired at acquisition date	All other acquired loans
Contractually required payments	$746,461	$944,898
Cash flows expected to be collected	380,849	805,811
Fair value at acquisition date	302,340	777,800

The recorded fair values of loans acquired in the United Western and CCB transactions as of their respective acquisition dates by loan class were as follows:

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	United Western	CCB
Commercial:
Construction and land development	$52,889	$106,439
Commercial mortgage	304,769	30,026
Other commercial real estate	8,434	4,807
Commercial and industrial	75,523	32,250
Lease financing	316	—
Total commercial loans	441,931	173,522
Non-commercial:
Residential mortgage	260,389	68,522
Revolving mortgage	12,073	34,363
Construction and land development	39,827	38,295
Consumer	5,131	6,087
Total non-commercial loans	317,420	147,267
Total covered loans acquired	$759,351	$320,789

Loans held for sale

In each period, BancShares originated much of its residential mortgage loan production through correspondent institutions. Loan sale activity for 2011, 2010 and 2009 is summarized below:

	2011	2010	2009
Loans held for sale at December 31	$92,539	$88,933	$67,381
For the year ended December 31:
Loans sold	509,647	583,750	753,172
Net gain on sale of loans held for sale	8,751	8,858	8,801

NOTE E – ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses is summarized as follows:

	Noncovered Loans	Covered Loans	Total
Balance at December 31, 2008	$157,569	$—	$157,569
Provision for loan and lease losses	75,864	3,500	79,364
Loans and leases charged-off	(69,354)	—	(69,354)
Loans and leases recovered	4,703	—	4,703
Net charge-offs	(64,651)	—	(64,651)
Balance at December 31, 2009	168,782	3,500	172,282
Provision for loan and lease losses	56,647	86,872	143,519
Adoption of change in accounting for QSPE	681	—	681
Loans and leases charged-off	(55,783)	(39,533)	(95,316)
Loans and leases recovered	6,190	409	6,599
Net charge-offs	(49,593)	(39,124)	(88,717)
Balance at December 31, 2010	176,517	51,248	227,765
Provision for loan and lease losses	57,799	174,478	232,277
Loans and leases charged-off	(59,287)	(137,553)	(196,840)
Loans and leases recovered	5,854	1,088	6,942
Net charge-offs	(53,433)	(136,465)	(189,898)
Balance at December 31, 2011	$180,883	$89,261	$270,144

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Activity in the allowance for loans and lease losses, ending balances of loans and leases and related allowance by class of loans as of December 31, 2011 and 2010 are summarized as follows:

	Construction and Land Development Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Other	Residential Mortgage	Revolving Mortgage		Construction and Land Development Non-commercial	Consumer	Non-specific	Total
Noncovered loans and leases
2011
Allowance for loan and lease losses:
Year ended December 31, 2011
Balance at January 1	$10,512	$64,772	$2,200	$24,089	$3,384	$1,473	$7,009	$18,016		$1,751	$29,448	$13,863	$176,517
Charge-offs	(11,189)	(6,975)	(24)	(5,879)	(579)	(89)	(5,566)	(13,940)		(2,617)	(12,429)	—	(59,287)
Recoveries	218	945	23	1,025	133	2	989	653		189	1,677	—	5,854
Provision	5,926	8,744	(30)	4,488	350	(71)	6,447	22,316		2,104	7,266	259	57,799
Balance at December 31	$5,467	$67,486	$2,169	$23,723	$3,288	$1,315	$8,879	$27,045		$1,427	$25,962	$14,122	$180,883
Allowance for loan and lease losses:
December 31, 2011
ALLL for loans and leases individually evaluated for impairment	$1,139	$5,266	$283	$640	$17	$14	$411	$—		$145	$47	$—	$7,962
ALLL loans and leases collectively evaluated for impairment	4,328	62,220	1,886	23,083	3,271	1,301	8,468	27,045		1,282	25,915	—	158,799
Non-specific ALLL	—	—	—	—	—	—	—	—		—	—	14,122	14,122
Total allowance for loan and lease losses	$5,467	$67,486	$2,169	$23,723	$3,288	$1,315	$8,879	$27,045		$1,427	$25,962	$14,122	$180,883
Loans and leases:
December 31, 2011
Loans and leases individually evaluated for impairment	$26,782	$92,872	$5,686	$15,996	$328	$193	$9,776	$—		$3,676	$992	$—	$156,301
Loans and leases collectively evaluated for impairment	354,381	5,012,121	139,085	1,748,411	312,541	158,176	774,342	2,296,306		133,595	496,378	—	11,425,336
Total loans and leases	$381,163	$5,104,993	$144,771	$1,764,407	$312,869	$158,369	$784,118	$2,296,306		$137,271	$497,370	$—	$11,581,637
December 31, 2010
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$5,883	$4,601	$67	$598	$58	$7	$384	$—		$13	$9	$—	$11,620
ALLL loans and leases collectively evaluated for impairment	4,629	60,171	2,133	23,491	3,326	1,466	6,625	18,016		1,738	29,439	—	151,034
Non-specific ALLL	—	—	—	—	—	—	—	—		—	—	13,863	13,863
Total allowance for loan and lease losses	$10,512	$64,772	$2,200	$24,089	$3,384	$1,473	$7,009	$18,016	—	$1,751	$29,448	$13,863	$176,517
Loans and leases:
Loans and leases individually evaluated for impairment	$28,327	$57,952	$964	$12,989	$693	$76	$6,162	$—		$514	$102	$—	$107,779
Loans and leases collectively evaluated for impairment	310,602	4,679,910	148,746	1,856,501	300,596	181,939	872,630	2,233,853		192,440	595,581	—	11,372,798
Total loans and leases	$338,929	$4,737,862	$149,710	$1,869,490	$301,289	$182,015	$878,792	$2,233,853		$192,954	$595,683	$—	$11,480,577

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Residential Mortgage	Revolving Mortgage	Construction and Land Development Non-commercial	Consumer and Other	Total
Covered loans and leases
2011
Allowance for loan and lease losses:
Year ended December 31, 2011
Balance at January 1	$20,654	$13,199	$4,148	$6,828	$—	$113	$676	$5,607	$23	$51,248
Charge-offs	(36,432)	(49,905)	(29,063)	(6,115)	—	(5,723)	—	(9,912)	(403)	(137,553)
Recoveries	389	83	479	12	—	94	—	30	1	1,088
Provision	32,082	76,180	41,298	4,775	13	10,949	(599)	8,927	853	174,478
Balance at December 31, 2011	$16,693	$39,557	$16,862	$5,500	$13	$5,433	$77	$4,652	$474	$89,261
Allowance for loan and lease losses:
ALL for loans acquired with deteriorated credit quality	$16,693	$39,557	$16,862	$5,500	$13	$5,433	$77	$4,652	$474	$89,261
Loans:
Loans acquired with deteriorated credit quality	338,873	1,260,589	158,394	113,442	57	327,568	51,552	105,536	6,141	2,362,152
December 31, 2010
Allowance for loan and lease losses:
ALL for loans acquired with deteriorated credit quality	20,654	13,199	4,148	6,828	—	113	676	5,607	23	51,248
Loans:
Loans acquired with deteriorated credit quality	368,420	1,089,064	210,661	132,477	—	74,495	17,866	105,805	8,664	2,007,452

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

The following table provides information on noncovered impaired loans and leases, exclusive of those loans and leases evaluated collectively as a homogeneous group, including interest income recognized in the period during which the loans and leases were considered impaired.

	With a recorded allowance	With no recorded allowance	Total	Related allowance recorded
December 31, 2011
Noncovered impaired loans and leases
Construction and land development—commercial	$24,994	$—	$24,994	$1,027
Commercial mortgage	53,687	11,840	65,527	3,813
Other commercial real estate	1,558	1,022	2,580	114
Commercial and industrial	7,157	7,111	14,268	549
Lease financing	322	—	322	16
Other	—	—	—	—
Residential mortgage	9,776	—	9,776	411
Construction and land development—non-commercial	3,676	—	3,676	145
Consumer	992	—	992	47
Total impaired noncovered loans and leases	$102,162	$19,973	$122,135	$6,122
December 31, 2010
Noncovered impaired loans and leases
Construction and land development—commercial	$28,327	$—	$28,327	$5,883
Commercial mortgage	52,658	5,294	57,952	4,601
Other commercial real estate	964	—	964	67
Commercial and industrial	11,624	1,365	12,989	598
Lease financing	693	—	693	58
Other	76	—	76	7
Residential mortgage	6,162	—	6,162	384
Construction and land development—non-commercial	514	—	514	13
Consumer	102	—	102	9
Total impaired noncovered loans and leases	$101,120	$6,659	$107,779	$11,620

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	Average balance	Unpaid principal balance	Interest income recognized
For the year ended December 31, 2011
Noncovered impaired loans and leases
Construction and land development - commercial	$26,612	$30,756	$56
Commercial mortgage	65,729	66,463	1,330
Other commercial real estate	1,368	322	55
Commercial and industrial	12,984	12,674	456
Lease financing	587	992	21
Other	38	—	—
Residential mortgage	9,252	2,580	300
Construction and land development - non-commercial	2,022	14,268	105
Consumer	636	3,676	18
Total noncovered impaired loans and leases	$119,228	$131,731	$2,341
For the year ended December 31, 2010
Noncovered impaired loans and leases
Construction and land development - commercial	$19,235	$28,610	$93
Commercial mortgage	25,451	59,760	1,193
Other commercial real estate	353	964	18
Commercial and industrial	3,420	11,624	337
Lease financing	281	693	9
Other	31	76	3
Residential mortgage	2,314	6,162	129
Construction and land development - non-commercial	182	514	41
Consumer	39	102	1
Total noncovered impaired loans and leases	$51,306	$108,505	$1,824

Noncovered impaired loans presented in the preceding table exclude troubled debt restructurings of $34,166 that are considered performing as a result of the loans carrying a market interest rate and evidence of sustained performance after restructuring.

The average recorded investment in noncovered impaired loans and leases was $88,183 during the year ended December 31, 2009. Interest income recognized on noncovered impaired loans and leases was $835 for the year ended December 31, 2009.

At December 31, 2011, covered loans which have had an adverse change in expected cashflows since the date of acquisition equaled $1,886,929, for which $89,261 in related allowance for loan losses has been recorded.  Covered loans of $475,223 that have had no adverse change in expected cashflows since the date of acquisition have no allowance for loan losses recorded.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Troubled Debt Restructurings

The following table provides the types of troubled debt restructurings made for the year ended December 31, 2011 as well as the loans restructured during 2011 that have experienced payment default subsequent to restructuring.
.

	Year ended December 31, 2011
	All restructurings		Restructurings with subsequent payment default
	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
Noncovered loans
Interest only period provided
Construction and land development - commercial	3	$1,232	3	$1,232
Commercial mortgage	32	16,473	7	3,684
Commercial and industrial	7	2,601	—	—
Lease financing	1	71	—	—
Residential mortgage	3	592	—	—
Construction and land development - non-commercial	2	807	—	—
Consumer	1	900	—	—
Total interest only	49	22,676	10	4,916

Loan term extension
Construction and land development - commercial	5	9,262	—	—
Commercial mortgage	50	22,471	7	2,771
Other commercial real estate	5	2,208	1	147
Commercial and industrial	24	9,818	4	770
Lease financing	6	252
Residential mortgage	8	1,923	2	625
Construction and land development - non-commercial	1	395	—	—
Consumer	1	92	1	92
Total loan term extension	100	46,421	15	4,405

Below market interest rate
Construction and land development - commercial	7	13,800	—	—
Commercial mortgage	21	13,082	4	678
Other commercial real estate	1	372	1	372
Commercial and industrial	4	503	1	28
Residential mortgage	12	2,572	1	52
Construction and land development - non-commercial	2	2,357	1	356
Total below market interest rate	47	32,686	8	1,486

Other concession
Commercial mortgage	1	593	—	—
Commercial and industrial	2	37	2	37
Total other concession	3	630	2	37
Total noncovered restructurings	199	$102,413	35	$10,844

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	Year ended December 31, 2011
	All restructurings		Restructurings with subsequent payment default
	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
Covered loans
Interest only period provided
Construction and land development - commercial	6	$10,481	1	$3,602
Commercial mortgage	4	8,331	1	2
Residential mortgage	2	5,361	1	4,287
Total interest only	12	24,173	3	7,891

Loan term extension
Construction and land development - commercial	7	3,145	3	1,386
Commercial mortgage	7	7,368	—	—
Other commercial real estate	5	9,733	—	—
Commercial and industrial	3	291	—	—
Residential mortgage	6	2,188	3	744
Construction and land development - non-commercial	1	2,097	1	2,097
Total loan term extension	29	24,822	7	4,227

Below market interest rate
Construction and land development - commercial	21	22,554	5	15,615
Commercial mortgage	21	50,962	2	1,357
Other commercial real estate	1	684	—	—
Commercial and industrial	7	2,217	1	809
Residential mortgage	19	4,392	6	1,409
Construction and land development - non-commercial	1	1,678	—	—
Total below market interest rate	70	82,487	14	19,190

Other concession
Residential mortgage	1	702	—	—
Total other concession	1	702	—	—
Total covered restructurings	112	$132,184	24	$31,308

For the year ended December 31, 2011, the recorded investment in troubled debt restructurings prior to modification was not materially impacted by the modification since forgiveness of principal is not a restructuring option frequently used by BancShares.

Total troubled debt restructurings at December 31, 2011 equaled $323,061, of which, $169,731 were covered and $153,330 were noncovered. Noncovered troubled debt restructurings of $34,166 are considered performing as a result of the loans carrying a market interest rate and exhibiting evidence of sustained performance after restructuring.

The majority of troubled debt restructurings are included in the special mention, substandard, or doubtful grading categories which results in more elevated loss expectations when determining the expected cash flows that are used to determine the allowance for loan losses associated with these loans. When a restructured loan subsequently defaults, it is evaluated and downgraded if appropriate. The more severely graded the loans, the lower the estimated expected cash flows and the greater the allowance recorded. Further, troubled debt restructurings over $1,000 and on nonaccrual status are evaluated individually for impairment primarily through review of collateral values.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

NOTE F—PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Land	$193,663	$189,811
Premises and leasehold improvements	803,602	766,870
Furniture and equipment	353,664	371,138
Total	1,350,929	1,327,819
Less accumulated depreciation and amortization	496,453	485,074
Total premises and equipment	$854,476	$842,745

There were no premises pledged to secure borrowings at December 31, 2011 and 2010.

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

Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2011:

Year Ending December 31:
2012	$19,581
2013	13,755
2014	10,738
2015	9,056
2016	6,432
Thereafter	49,434
Total minimum payments	$108,996

Total rent expense for all operating leases amounted to $24,749 in 2011, $24,627 in 2010 and $19,922 in 2009, net of rent income, which totaled $1,667, $1,685 and $2,014 during 2011, 2010 and 2009, respectively.

NOTE G—RECEIVABLE FROM FDIC FOR LOSS SHARE AGREEMENTS

The following table provides changes in the receivable from the FDIC for loss share agreements during 2011, 2010 and 2009:

	2011	2010	2009
Balance, January 1	$623,261	$249,842	$—
Additional receivable from acquisitions	292,523	468,429	242,521
Accretion of discounts and premiums, net	4,129	4,218	1,386
Receipt of payments from FDIC	(293,067)	(52,422)	—
Post-acquisition adjustments	(87,335)	(46,806)	5,935
Balance, December 31	$539,511	$623,261	$249,842

The FDIC receivable for loss share agreements is measured separately from the related covered assets. The receivable was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Post-acquisition adjustments represent the net change in loss estimates related to covered loans and OREO as a result of changes in expected cash flows and the allowance for loan and lease losses related to covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses and related adjustments to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan and lease losses had been recorded previously. Other adjustments include those resulting from amounts owed to the FDIC for unexpected recoveries of amounts previously charged off. Adjustments related to acquisition date fair values, made within one year after the closing date of the respective acquisition, are reflected in the acquisition gain.

NOTE H—MORTGAGE SERVICING RIGHTS

The activity of the servicing asset for 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Balance, January 1	$2,894	$4,552	$417
Amortization expense recognized during the year	(1,984)	(1,354)	(1,648)
Adoption of change in accounting for QSPE	—	(304)	—
Acquisition of servicing asset	3,436	—	5,783
Balance, December 31	$4,346	$2,894	$4,552

During 2011, BancShares acquired the rights to service mortgage loans that had previously been sold by United Western. The asset was recorded at its fair value and is being amortized over the remaining estimated servicing life at acquisition of 60 months. In conjunction with the adoption of the change in accounting for QSPEs during 2010, the servicing asset related to a previous asset securitization was eliminated resulting in a decrease to the servicing asset of $304. During 2009, BancShares acquired the right to service SBA loans that had previously been sold by TVB. The asset was recorded at its fair value and is being amortized over the remaining estimated servicing life at acquisition of 24 months.

NOTE I—DEPOSITS

Deposits at December 31 are summarized as follows:

	2011	2010
Demand	$4,331,706	$3,976,366
Checking With Interest	2,103,298	1,870,636
Money market accounts	5,700,981	5,064,644
Savings	817,285	770,849
Time	4,624,004	5,952,771
Total deposits	$17,577,274	$17,635,266

Time deposits with a minimum denomination of $100 totaled $2,332,368 and $3,073,219 at December 31, 2011 and 2010, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

At December 31, 2011 the scheduled maturities of time deposits were:

2012	$3,098,124
2013	854,351
2014	251,267
2015	220,495
2016	198,117
Thereafter	1,650
Total time deposits	$4,624,004

NOTE J—SHORT-TERM BORROWINGS

Short-term borrowings at December 31 are as follows:

	2011	2010
Master notes	$375,396	$371,350
Repurchase agreements	172,275	78,274
Notes payable to Federal Home Loan Banks	65,000	82,000
Federal funds purchased	2,551	2,551
Other	—	12,422
Total short-term borrowings	$615,222	$546,597

At December 31, 2011, BancShares and FCB had unused credit lines allowing contingent access to overnight borrowings of up to $450,000 on an unsecured basis. Additionally, under borrowing arrangements with the Federal Home Loan Bank of Atlanta, FCB has access to an aggregate of $963,473 on a secured basis.

NOTE K—LONG-TERM OBLIGATIONS

Long-term obligations at December 31 include:

	2011	2010
Junior subordinated debenture at 8.05 percent maturing March 5, 2028	$154,640	$154,640
Junior subordinated debenture at 3-month LIBOR plus 1.75 percent maturing June 30, 2036	97,057	118,557
Subordinated notes payable at 5.125 percent maturing June 1, 2015	125,000	125,000
Obligations under capitalized leases extending to July 2026	5,688	9,903
Notes payable to Federal Home Loan Bank of Atlanta with rates ranging from 2.85 percent to 4.12 percent and maturities ranging from January 2013 to September 2018	225,000	250,000
Notes payable to the Federal Home Loan Bank of Seattle with rate of 4.74 percent maturing in July 2017	10,000	50,000
Obligations under 2005 asset securitization sale	35,645	65,403
Unamortized purchase accounting adjustments	4,420	6,288
Other long-term debt	30,149	30,158
Total long-term obligations	$687,599	$809,949

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

FCB/NC Capital Trust III purchased the 2006 Debenture with the proceeds from the $115,000 in adjustable rate trust preferred securities issued in 2006 (the 2006 Preferred Securities). The 2006 Debenture is the sole asset of the trust. The 2006 Preferred Securities are redeemable in whole or in part after June 30, 2011. In December of 2011 FCB purchased and redeemed $21,500 of these securities. The proceeds from this redemption served to reduce the junior subordinated debenture held by FCB/NC Capital Trust III.

The 2006 Preferred Securities and the 2006 Debenture were issued with a variable rate of 175 basis points above the 3-month LIBOR. Through the use of two interest rate swaps, BancShares synthetically converted the variable rate coupon on the securities to a fixed rate of 7.125 percent through June 30, 2011 and to a fixed rate of 5.5 percent for the period from July 1, 2011 through June 30, 2016.

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

In 2005, FCB securitized and sold $250,000 of revolving mortgage loans. The remaining obligations under the this asset securitization sale are secured by the underlying revolving mortgage loans.

Long-term obligations maturing in each of the five years subsequent to December 31, 2011 include:

2012	$30,752
2013	63,849
2014	1,063
2015	205,947
2016	812
Thereafter	385,176
Total long-term obligations	$687,599

NOTE L—ESTIMATED FAIR VALUES

Fair value estimates are made at a specific point in time based on relevant market information and information about each financial instrument. Where information regarding the fair value of a financial instrument is publicly available, those values are used, as is the case with investment securities, certain closed-end residential mortgage loans and certain long-term obligations. In these cases, an open market exists in which those financial instruments are actively traded.

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

Fair value represents the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, BancShares considers the principal or most advantageous market in which those assets or liabilities could be sold and considers the assumptions that market participants would use when pricing those assets or liabilities. As required under US GAAP, individual fair value estimates are ranked based on the relative reliability of the inputs used in the valuation. Fair values

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

determined using level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined based on level 2 inputs, which exist when observable data exists for similar assets and liabilities. Fair values for assets and liabilities that are not actively traded in observable markets, and for which there is little to no observable data, are based on level 3 inputs, which are considered to be nonobservable. It is BancShares’ policy to recognize transfers between levels of the fair value hierarchy at the end of the respective reporting period.

Estimated fair values of financial assets and financial liabilities are provided in the following table. The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below:

Loans held for sale. Fair value for loans held for sale is generally based on market prices for loans with similar characteristics or external valuations.

Loans and leases. Fair values for conforming closed-end residential mortgage loans are based on valuations provided by a mortgage broker. For other variable rate loans, carrying value is a reasonable estimate of fair value. For other fixed rate loans, fair values are estimated based on discounted future cash flows using the current interest rates at which loans with similar terms would be made to borrowers of similar credit quality. Additional valuation adjustments are made for liquidity and credit risk.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of December 31, 2011 and 2010.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$590,801	$590,801	$460,178	$460,178
Overnight investments	434,975	434,975	398,390	398,390
Investment securities available for sale	4,056,423	4,056,423	4,510,076	4,510,076
Investment securities held to maturity	1,822	1,980	2,532	2,741
Loans held for sale	92,539	93,235	88,933	88,933
Loans covered by loss share agreements, net of allowance for loan and lease losses	2,272,891	2,236,343	1,956,205	1,946,423
Loans and leases not covered by loss share agreements, net of allowance for loan and lease losses	11,400,754	11,312,900	11,304,059	10,995,653
Receivable from FDIC for loss share agreements	539,511	537,297	623,261	624,785
Income earned not collected	42,216	42,216	83,644	83,644
Stock issued by:
Federal Home Loan Bank of Atlanta	41,042	41,042	47,123	47,123
Federal Home Loan Bank of San Francisco	12,976	12,976	15,490	15,490
Federal Home Loan Bank of Seattle	4,490	4,490	4,490	4,490
Deposits	17,577,274	17,638,359	17,635,266	17,695,357
Short-term borrowings	615,222	615,222	546,597	546,597
Long-term obligations	687,599	719,999	809,949	826,501
Accrued interest payable	23,719	23,719	37,004	37,004
Interest rate swap	10,714	10,714	9,492	9,492

At December 31, 2011 and 2010, other assets include $58,508 and $67,103 of stock in various Federal Home Loan Banks (FHLB). The FHLB stock, which is generally redeemable at par value only through the issuer, is carried at its par value. The investment in FHLB stock is considered a long-term investment and its value is based on the ultimate recoverability of par value. Management has concluded that the investments in FHLB stock were not other-than-temporarily impaired for any period presented.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of December 31, 2011 and 2010:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant nonobservable inputs (Level 3 inputs)
December 31, 2011
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$887,819	$887,819	$—	$—
Government agency	2,592,209	2,592,209	—	—
Corporate bonds	252,820	252,820	—	—
Residential mortgage-backed securities	307,221	—	307,221	—
Equity securities	15,313	15,313	—	—
State, county, municipal	1,041	—	1,041	—
Total	$4,056,423	$3,748,161	$308,262	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$10,714	$—	$10,714	$—
December 31, 2010
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,939,400	$1,939,400	$—	$—
Government agency	1,919,986	1,919,986	—	—
Corporate bonds	486,658	486,658	—	—
Residential mortgage-backed securities	143,545	—	143,545	—
Equity securities	19,231	19,231	—	—
State, county, municipal	1,256	—	1,256	—
Total	$4,510,076	$4,365,275	$144,801	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$9,492	$—	$9,492	$—

Prices for US Treasury securities, government agency securities, corporate bonds and equity securities are readily available in the active markets in which those securities are traded and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for mortgage-backed securities and state, county and municipal securities are obtained using the fair values of similar assets and the resulting fair values are shown in the ‘Level 2 input’ column. There were no assets or liabilities valued based on level 3 inputs at December 31, 2011 and 2010, and there were no transfers between Level 1 and Level 2 inputs during the year ended December 31, 2011 and 2010.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

For those investment securities available for sale with fair values that are determined by reliance on significant nonobservable inputs, the following table identifies the factors causing the change in fair values for the years ended December 31, 2011 and 2010:

	Investment securities available for sale with fair values based on significant nonobservable inputs
Description	2011	2010
Balance, January 1	$—	$1,287
Total gains (losses), realized or unrealized:
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	—	—
Transfers in/out of Level 3	—	(1,287)
Balance, December 31	$—	$—

There were no investment securities with fair values determined by reliance on significant nonobservable inputs during 2011.

No gains or losses were reported for the years ended December 31, 2011 and 2010 that relate to fair values estimated based on significant nonobservable inputs. The investment securities valued using Level 3 inputs that were transferred out during the first quarter of 2010 result from changes in US GAAP adopted January 1, 2010 related to investments in the retained interest of a residual interest strip that resulted from an asset securitization.

Certain assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value, and are therefore carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. For assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of December 31, 2011 and 2010:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant nonobservable inputs (Level 3 inputs)
December 31, 2011
Loans held for sale	$63,470	$—	$63,470	$—
Impaired loans:
Not covered by loss share agreements	128,365		—	128,365
December 31, 2010
Loans held for sale	88,933	—	88,933	—
Impaired loans:
Not covered by loss share agreements	89,500	—	—	89,500

The values of loans held for sale are based on prices observed for similar pools of loans. The values of impaired loans are determined by either the collateral value or by the discounted present value of expected cash flows. No covered loans are carried at fair value because all covered loans are accounted for as loans acquired with deteriorated credit quality under the expected cash flow model. No financial liabilities were carried at fair value on a nonrecurring basis as of December 31, 2011 and 2010.

Certain non-financial assets and non-financial liabilities are measured at fair value on a nonrecurring basis. OREO is measured and reported at fair value using level 3 inputs for valuations based on nonobservable criteria. The following table provides information regarding OREO for 2011 and 2010.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	Year Ended December 31,
	2011	2010
Current year foreclosures:
Covered under loss share agreements	$128,178	$116,590
Not covered under loss share agreements	38,612	40,328
Loan charge-offs recorded due to the measurement and initial recognition of OREO:
Covered under loss share agreements	14,846	62,327
Not covered under loss share agreements	51,136	14,220
Write-downs recorded subsequent to foreclosure for OREO:
Covered under loss share agreements	19,994	9,185
Not covered under loss share agreements	7,486	7,099
Fair value of OREO remeasured in current year:
Covered under loss share agreements	30,008	34,849
Not covered under loss share agreements	14,905	15,069

NOTE M—EMPLOYEE BENEFIT PLANS

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

Defined Benefit Pension Plan

Employees who were hired prior to April 1, 2007 and who qualify under length of service and other requirements may participate in a noncontributory defined benefit pension plan. Under the plan, benefits are based on years of service and average earnings. The policy is to fund amounts approximating the maximum amount that is deductible for federal income tax purposes. BancShares contributed $10,000 to the plan in 2010 but made no contribution to the plan in 2011. The plan’s assets consist of investments in equity funds including small-cap, mid-cap, large-cap, and REIT concentrations. bond funds including investment grade, intermediate term, international and TIPS, as well as alternative investments in commodities and hedge funds.

Obligations and Funded Status

The following table provides the change in benefit obligation and plan assets and the funded status of the plan at December 31, 2011 and 2010.

	2011	2010
Change in Benefit Obligation
Benefit obligation at January 1	$431,090	$382,372
Service cost	13,265	12,191
Interest cost	23,810	22,930
Actuarial (gain) loss	38,946	25,818
Benefits paid	(13,463)	(12,221)
Benefit obligation at December 31	493,648	431,090
Change in Plan Assets
Fair value of plan assets at January 1	433,467	387,411
Actual return on plan assets	9,501	48,277
Employer contributions	—	10,000
Benefits paid	(13,463)	(12,221)
Fair value of plan assets at December 31	429,505	433,467
Funded status at December 31	$(64,143)	$2,377

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

The amounts recognized in the consolidated balance sheets as of December 31, 2011 and 2010 consist of:

	2011	2010
Other assets	$—	$2,377
Other liabilities	(64,144)	—
Net asset (liability) recognized	$(64,144)	$2,377

Amounts recognized in accumulated other comprehensive income at December 31, 2011 and 2010 consist of:

	2011	2010
Net loss (gain)	$123,858	$72,089
Less prior service cost	1,397	1,607
Accumulated other comprehensive loss, excluding income taxes	$125,255	$73,696

The accumulated benefit obligation for the plan at December 31, 2011 and 2010 equaled $412,668 and $350,974, respectively. The plan uses a measurement date of December 31.

The following table shows the components of periodic benefit cost related to the pension plan and changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Service cost	$13,265	$12,191	$12,661
Interest cost	23,810	22,930	21,900
Expected return on assets	(29,184)	(29,274)	(27,713)
Amortization of prior service cost	210	210	210
Amortization of net actuarial loss	6,861	3,800	3,604
Total net periodic benefit cost	14,962	9,857	10,662
Current year actuarial gain (loss)	58,630	6,815	(49,889)
Amortization of actuarial gain (loss)	(6,861)	(3,800)	(3,604)
Amortization of prior service cost	(210)	(210)	(210)
Total recognized in other comprehensive income	51,559	2,805	(53,703)
Total recognized in net periodic benefit cost and other comprehensive income	$66,521	$12,662	$(43,041)

The assumptions used to determine the benefit obligations as of December 31, 2011 and 2010 are as follows:

	2011	2010
Discount rate	4.75%	5.50%
Rate of compensation increase	4.00	4.50

The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Discount rate	5.50%	6.00%	6.00%
Rate of compensation increase	4.50	4.50	4.50
Expected long-term return on plan assets	7.75	8.00	8.00

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

The estimated long-term rate of return on plan assets is used to calculate the value of plan assets over time. The methodology utilized to establish the estimated long-term rate of return on plan assets considers the actual return on plan assets for various time horizons since 1996 as a predictor of probable future returns. Historical returns are modified as appropriate by estimates of future market conditions that may positively or negatively affect estimated future returns. The return on plan assets for the 15-year, 10-year and 5-year periods ended December 31, 2011 equaled 7.39 percent, 6.89 percent and 4.66 percent, respectively. Based on these lower actual returns and expectations for generally modest returns over the next several years, the assumed rate of return for 2011 was 7.75 percent, compared to 8.00 percent in 2010.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

The fair values of pension plan assets at December 31, 2011 and 2010 by asset category are as follows:

Asset Category	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
December 31, 2011
Cash and equivalents	$5,002	$5,002	$—	$—	1%	1%
Equity securities(a)					55 - 65%	63%
Consumer discretionary	24,003	24,003	—	—
Consumer staples	15,257	15,257	—	—
Energy	27,857	27,857	—	—
Information technology	35,206	35,206	—	—
Telecommunication	4,888	4,888	—	—
Financials	31,185	31,185	—	—
Utilities	6,263	6,263	—	—
Materials	10,548	10,548	—	—
Health care	30,195	30,195	—	—
Industrials	21,451	21,451	—	—
Rights to purchase securities	3,724	3,724	—	—
Mutual funds	60,493	60,493	—	—
Debt securities(b)					34 - 44%	36%
Bond funds	153,433	—	153,432	—
Total pension assets	$429,505	$276,072	$153,432	$—	100%	100%
December 31, 2010
Cash and equivalents	$2,300	$2,300	$—	$—	1%	1%
Equity securities(a)					55 - 65%	61%
Consumer discretionary	26,880	26,880	—	—
Consumer staples	9,046	9,046	—	—
Energy	20,616	20,616	—	—
Information technology	46,194	46,194	—	—
Telecommunication	4,633	4,633	—	—
Financials	29,344	29,344	—	—
Utilities	5,260	5,260	—	—
Materials	13,707	13,707	—	—
Health care	29,640	29,640	—	—
Industrials	20,366	20,366	—	—
Rights to purchase securities	30,724	30,724	—	—
Mutual funds	44,707	44,707	—	—
Debt securities(b)					34 - 44%	38%
Bond funds	150,050	—	150,050	—
Total pension assets	$433,467	$283,417	$150,050	$—	100%	100%

(a)	This category includes investments in equity securities of large, small and medium sized companies from various industries.

(b)	This category represents investment grade bonds from diverse industries.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Cash Flows

BancShares anticipates making no contributions to the pension plan during 2012. Following are estimated payments to pension plan participants in the indicated periods:

Projected Benefit Payments
2012	$15,756
2013	16,794
2014	18,005
2015	19,542
2016	21,283
2017-2021	131,733

401(k) Savings Plans

Certain employees enrolled in the defined benefit plan are also eligible to participate in a 401(k) savings plan after 31 days of service through deferral of portions of their salary. For employees who participate in the 401(k) savings plan who also continue to accrue additional years of service under the defined benefit plan, based on the employee’s contribution, BancShares matches up to 75 percent of the employee contribution.

At the end of 2007, current employees were given the option to continue to accrue additional years of service under the the defined benefit plan or to elect to join an enhanced 401(k) savings plan. Under the enhanced 401(k) savings plan, based on the employee’s contribution, BancShares matches up to 100 percent of the employee contribution. In addition to the employer match of the employee contributions, the enhanced 401(k) savings plan provides a guaranteed contribution to plan participants if they remain employed at the end of each calendar year. Employees who elected to enroll in the enhanced 401(k) savings plan discontinued the accrual of additional years of service under the defined benefit plan and became enrolled in the enhanced 401(k) savings plan effective January 1, 2008.

BancShares made participating contributions to both 401(k) plans totaling $13,633, $12,307 and $11,582 during 2011, 2010 and 2009, respectively.

Eligible employees hired after January 1, 2008 have the option to elect to participate in the enhanced 401(k) savings plan.

Additional Benefits for Executives and Directors and Officers of Acquired Entities

FCB has entered into contractual agreements with certain executives that provide payments for a period of ten years following separation from service at an agreed-upon age. These agreements also provide a death benefit in the event a participant dies before the term of the agreement ends. FCB has also assumed liability for contractual obligations to directors and officers of previously-acquired entities.

The following table provides the accrued liability as of December 31, 2011 and 2010 and the changes in the accrued liability during the years then ended:

	2011	2010
Present value of accrued liability as of January 1	$23,027	$22,949
Benefit expense	1,799	105
Benefits paid	(1,877)	(2,064)
Interest cost	2,637	2,037
Present value of accrued liability as of December 31	$25,586	$23,027
Discount rate at December 31	4.75%	5.50%

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

NOTE N—NONINTEREST EXPENSE

Other noninterest expense for the years ended December 31, 2011, 2010 and 2009 included the following:

	2011	2010	2009
Cardholder and merchant processing	$48,614	$46,765	$42,605
Collection	23,237	20,485	2,102
Processing fees paid to third parties	16,336	13,327	9,672
Cardholder reward programs	11,780	11,624	8,457
Telecommunications	12,131	11,328	11,314
Advertising	7,957	8,301	8,111
Postage	7,365	6,848	6,130
Amortization of intangible assets	4,386	6,202	1,940
Legal	6,306	4,968	5,425
Other	66,824	57,632	55,988
Total other noninterest expense	$204,936	$187,480	$151,744

NOTE O—INCOME TAXES

At December 31, income tax expense consisted of the following:

	2011	2010	2009
Current tax expense
Federal	$108,639	$127,025	$25,668
State	23,101	24,868	5,328
Total current tax expense	131,740	151,893	30,996
Deferred tax expense (benefit)
Federal	(12,127)	(33,333)	30,356
State	(4,510)	(8,042)	5,416
Total deferred tax expense (benefit)	(16,637)	(41,375)	35,772
Total income tax expense	$115,103	$110,518	$66,768

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent to pretax income as a result of the following:

	2011	2010	2009
Income taxes at statutory rates	$108,546	$106,247	$64,085
Increase (reduction) in income taxes resulting from:
Nontaxable income on loans, leases and investments, net of nondeductible expenses	(1,481)	(1,571)	(1,556)
State and local income taxes, including change in valuation allowance, net of federal income tax benefit	12,084	10,937	6,984
Tax credits	(5,166)	(4,141)	(2,735)
Other, net	1,120	(954)	(10)
Total income tax expense	$115,103	$110,518	$66,768

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

The net deferred tax asset included the following components at December 31:

	2011	2010
Allowance for loan and lease losses	$105,390	$89,193
Pension liability (asset)	25,112	(939)
Executive separation from service agreements	10,019	9,017
State operating loss carryforward	2,426	2,544
Unrealized loss on cash flow hedge	4,231	3,748
Other	15,771	13,273
Gross deferred tax asset	162,949	116,836
Less valuation allowance	84	85
Deferred tax asset	162,865	116,751
Accelerated depreciation	14,954	13,441
Lease financing activities	11,334	9,371
Net unrealized gains on securities included in accumulated other comprehensive loss	10,450	9,218
Net deferred loan fees and costs	3,313	3,970
Intangible asset	11,681	11,648
Gain on FDIC-assisted transactions, deferred for tax purposes	34,728	28,461
Other	3,952	4,263
Deferred tax liability	90,412	80,372
Net deferred tax asset	$72,453	$36,379

The valuation allowance necessary to reduce BancShares’ gross state deferred tax asset to the amount that is more likely than not to be realized was $84 and $85 at December 31, 2011 and 2010, respectively.

BancShares and its subsidiaries' 2009 federal consolidated income tax return is currently under examination by the IRS, and federal income tax returns for 2008 through 2010 remain open for examination. Generally, the state jurisdictions in which BancShares files income tax returns are subject to examination for a period up to four years after returns are filed.

Under US GAAP, the benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained based on its technical merit. The liability for unrecognized tax benefits was not material at December 31, 2011 and 2010, and changes in the liability were not material during 2011, 2010 and 2009. BancShares does not expect the liability for unrecognized tax benefits to change significantly during 2012. BancShares recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2011, 2010 and 2009 were not material.

NOTE P—TRANSACTIONS WITH RELATED PERSONS

BancShares and FCB have had, and expect to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (Related Persons).

For those identified as Related Persons as of December 31, 2011, the following table provides an analysis of changes in the loans outstanding during 2011:

Balance at January 1, 2011	$2,198
New loans	1
Repayments	703
Balance at December 31, 2011	$1,496

Unfunded loan commitments available to Related Persons totaled $4,343 and $16,583 as of December 31, 2011 and

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

2010, respectively.

BancShares provides processing and operational services to other financial institutions. Certain of these institutions are deemed to be Related Persons since significant shareholders of BancShares are also significant shareholders of the other banks. During 2011, 2010 and 2009, BancShares received $34,536, $33,654 and $31,242, respectively, for services rendered to these Related Persons. The amounts recorded from the largest individual institution totaled $23,463, $22,024 and $19,652 for 2011, 2010 and 2009, respectively.

Investment securities available for sale include an investment in a financial institution controlled by Related Persons. This investment had a carrying value of $14,777 and $18,381 at December 31, 2011 and 2010, respectively. For each period, the investment had a cost of $508.

NOTE Q—DERIVATIVES

At December 31, 2011, BancShares had an interest rate swap (the 2011 Swap) that was designated as a cash flow hedge under US GAAP. The notional amount of the interest rate swap was $93,500 at December 31, 2011. The interest rate swap hedges interest payments through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR. As of December 31, 2011, collateral with a fair value of $14,679 was pledged to secure the existing obligation under the interest rate swap. Settlement occurs quarterly.

During December 2011, an earlier swap (the 2009 Swap) was terminated following the settlement of $21,500 of the $115,000 notional amount following the purchase and retirement of a like amount of the underlying trust preferred capital securities. The 2009 Swap, which was intended to convert variable-rate exposure on outstanding debt to a fixed rate during the period July 2011 through June 2016, was designated as a cash flow hedge when it was initiated in 2009 and was fully effective until it was terminated in December 2011. As a result of this transaction a gain of $9,685 was recorded in noninterest income on the retirement of the underlying trust preferred securities and a loss of $2,824 was recorded in noninterest expense for the termination of the 2009 swap. The remaining amount of accumulated other comprehensive loss relating to the terminated swap at the date of termination was $11,002 and is being recognized over the remaining term of the hedged interest payments.

An earlier interest rate swap (the 2006 Swap) hedged interest payments on $115,000 of trust preferred capital securities from July 2006 through June 2011. The 2006 Swap required fixed-rate payments by BancShares at 7.125 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities.

The fair values of the 2011 Swap, the 2009 Swap and the 2006 Swap are included in other liabilities in the consolidated balance sheets and the net change in fair value is included in the change in other liabilities in the consolidated statements of cash flows. Each of the interest rate swaps is used for interest rate risk management purposes and converts variable-rate exposure on outstanding debt to a fixed rate.

	December 31, 2011		December 31, 2010
	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
2006 interest rate swap hedging variable rate exposure on trust preferred securities 2006-2011	$—	$—	$115,000	$2,873
2009 interest rate swap hedging variable rate exposure on trust preferred securities 2011	—	—	115,000	6,619
2011 interest rate swap hedging variable rate exposure on trust preferred securities 2011-2016	93,500	10,714	—	—
		$10,714		$9,492

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. The ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swaps have been fully effective since inception. Therefore, changes in the fair value of the interest rate swaps have had no impact on net income. For the years ended December 31, 2011, 2010 and 2009, BancShares

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

recognized interest expense of $4,577, $5,869, and $5,234 respectively, resulting from the interest rate swaps, none of which relates to ineffectiveness. The estimated net amount in accumulated other comprehensive income at December 31, 2011 that is expected to be reclassified into earnings within the next 12 months is a net after-tax loss of $1,723.

The following table discloses activity in accumulated other comprehensive loss related to the interest rate swaps during the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Accumulated other comprehensive loss resulting from interest rate swaps as of January 1	$(9,492)	$(5,367)	$(10,668)
Other comprehensive income (loss) recognized during year ended December 31	(1,222)	(4,125)	5,301
Accumulated other comprehensive loss resulting from interest rate swaps as of December 31	$(10,714)	$(9,492)	$(5,367)

BancShares monitors the credit risk of the interest rate swap counterparty.

NOTE R—GOODWILL AND INTANGIBLE ASSETS

There was no goodwill activity during 2011 and 2010. Goodwill totaled $102,625 at December 31, 2011 and 2010 with no impairment recorded during 2011, 2010 and 2009.

US GAAP requires that goodwill be tested each year to determine if goodwill is impaired. The goodwill impairment test requires a two-step method to evaluate and calculate impairment. The first step requires estimation of the reporting unit’s fair value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, a second step is performed to determine whether an impairment charge must be recorded and, if so, the amount of such charge.

BancShares performs annual impairment tests as of July 31 each year. After the first step for 2011 and 2010, no further analysis was required as there was no indication of impairment.

ISB goodwill of $793 was evaluated for impairment at the time of its merger into FCB during 2011, and no impairment was identified.

The following information relates to other intangible assets, all of which are being amortized over their estimated useful lives:

	2011	2010
Balance, January 1	$9,897	$6,361
Intangible assets generated by FDIC-assisted transactions	1,521	9,739
Amortization	(4,386)	(6,203)
Balance, December 31	$7,032	$9,897

Intangible assets generated by FDIC-assisted transactions, which represent the estimated fair value of core deposits and other customer relationships that were acquired, are being amortized over a four-year life on an accelerated basis. The gross amount of Core Deposit Intangibles and accumulated amortization as of December 31, 2011 and 2011 are:

	2011	2010
Gross balance	$18,966	$17,445
Accumulated amortization	(11,934)	(7,548)
Carrying value	$7,032	$9,897

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Based on current estimated useful lives and carrying values, BancShares anticipates amortization expense for intangible assets in subsequent periods will be:

2012	$3,476
2013	2,308
2014	1,122
2015	126
2016	—
Beyond 2016	—
$7,032

NOTE S—REGULATORY REQUIREMENTS

Various regulatory agencies have established guidelines that evaluate capital adequacy based on risk-adjusted assets. An additional capital computation evaluates tangible capital based on tangible assets. Minimum capital requirements set forth by the regulatory agencies require a tier 1 capital ratio of no less than 4 percent of risk-weighted assets, a total capital ratio of no less than 8 percent of risk-weighted assets, and a leverage capital ratio of no less than 3 percent of tangible assets. To meet the FDIC’s well-capitalized standards, the tier 1 and total capital ratios must be at least 6 percent and 10 percent, respectively while the leverage ratio must equal 5 percent. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements.

Based on the most recent notifications from its regulators, FCB is well-capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2011 BancShares and FCB met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect FCB’s well-capitalized status.

Following is an analysis of capital ratios for BancShares and FCB as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Amount	Ratio	Requirement for Well-Capitalized	Amount	Ratio	Requirement for Well-Capitalized
BancShares
Tier 1 capital	$2,072,610	15.41%	6.00%	$1,935,559	14.86%	6.00%
Total capital	2,323,022	17.27	10.00	2,206,890	16.95	10.00
Leverage capital	2,072,610	9.90	5.00	1,935,559	9.18	5.00
FCB
Tier 1 capital	1,968,032	14.75	6.00	1,522,931	14.50	6.00
Total capital	2,211,235	16.57	10.00	1,754,847	16.71	10.00
Leverage capital	1,968,032	9.53	5.00	1,522,931	8.40	5.00

Provisions of the Dodd-Frank Act disallow the inclusion of trust preferred securities, which currently qualify as tier 1 capital, in the capital ratio calculations. Beginning in 2013, one-third of the $243,500 currently included in tier 1 capital will be excluded from capital. Elimination of the trust preferred securities from the December 31, 2011 capital structure would result in a proforma tier 1 leverage ratio of 8.73 percent, a proforma tier 1 risk-based ratio of 13.60 percent and a proforma total risk-based ratio of 15.46 percent. BancShares would continue to remain well-capitalized under current regulatory guidelines.

During 2011, the Board of Directors authorized the purchase of up to 200,000 shares of Class A common stock and 25,000 shares of Class B common stock. The repurchase authorization expires on June 30, 2012. The Board’s action approving share repurchases does not require the purchase of shares, and purchase activity may be suspended or discontinued at any time. Any shares of stock that are repurchased will be retired. BancShares repurchased 112,471 shares of Class A and 37,863 shares of Class B common stock during 2011. BancShares did not issue or sell any Class A or Class B common stock during 2011 or 2010 and did not purchase any Class A or Class B common stock during 2010.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

The Board of Directors of FCB may declare a dividend on a portion of its undivided profits as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, without prior regulatory approval. As of December 31, 2011, the amount was $1,769,289. However, to preserve its well-capitalized status, the maximum amount of the dividend was limited to $876,000. Dividends declared by FCB amounted to $82,813 in 2011, $50,424 in 2010 and $60,509 in 2009.

BancShares and FCB are subject to various requirements imposed by state and federal banking statutes and regulations, including regulations requiring the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of vault cash. For 2011 the requirements averaged $161,585.

NOTE T—COMMITMENTS AND CONTINGENCIES

In order to meet the financing needs of its customers, BancShares has financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit, and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit-risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment including cash deposits, securities and other assets. At December 31, 2011 and 2010, BancShares had unused commitments totaling $5,636,942 and $5,364,451 respectively.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At December 31, 2011 and 2010, BancShares had standby letters of credit amounting to $57,446 and $70,755, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients, and therefore, these letters of credit are collateralized when necessary.

Residential mortgage loans sold with limited recourse liability represent guarantees to repurchase the loans or pay a fee in the event of nonperformance by the borrower. The recourse period is generally 120 days or less. At December 31, 2011 and 2010, BancShares has sold loans of approximately $207,963 and $236,146 respectively for which the with recourse period had not yet elapsed. Of these loans, $82,167 and $122,718 at December 31, 2011 and 2010 respectively, represent loans that would require repurchase in the event of nonperformance by the borrower. Any loans that are repurchased under the recourse obligation would carry the same credit risk as mortgage loans originated by the company and would be collateralized in the same manner.

BancShares has recorded a receivable from the FDIC for the expected reimbursement of losses on assets covered under the various loss share agreements. These loss share agreements impose certain obligations on us that, in the event of noncompliance, could result in the delay or disallowance of some or all of our rights under those agreements. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for noncompliance. The loss share agreements are subject to interpretation by both the FDIC and FCB, and disagreements may arise regarding coverage of losses, expenses and contingencies.

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

NOTE U—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included the following as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Accumulated other comprehensive income (loss)	Deferred tax liability (asset)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax liability (asset)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains on investment securities available for sale	$26,565	$10,450	$16,115	$23,195	$9,143	$14,052
Funded status of defined benefit plan	(125,255)	(49,049)	(76,206)	(73,696)	(28,859)	(44,837)
Unrealized loss on cash flow hedge	(10,714)	(4,231)	(6,483)	(9,492)	(3,748)	(5,744)
Total	$(109,404)	$(42,830)	$(66,574)	$(59,993)	$(23,464)	$(36,529)

NOTE V—FIRST CITIZENS BANCSHARES, INC. (PARENT COMPANY)

First Citizens BancShares, Inc.’s principal assets are its investments in and receivables from its subsidiary. Its sources of income are dividends and interest income. The Parent Company’s condensed balance sheets as of December 31, 2011 and 2010, and the related condensed statements of income and cash flows for the years ended December 31, 2011, 2010 and 2009 are as follows:

CONDENSED BALANCE SHEETS

	December 31
	2011	2010
Assets
Cash	$10,765	$14,010
Investment securities	235,617	94,610
Investment in subsidiaries	2,031,229	1,935,692
Due from subsidiaries	120,836	267,299
Other assets	114,852	89,342
Total assets	$2,513,299	$2,400,953
Liabilities and Shareholders’ Equity
Short-term borrowings	$375,396	$371,350
Long-term obligations	251,697	273,197
Other liabilities	25,078	23,444
Shareholders’ equity	1,861,128	1,732,962
Total liabilities and shareholders’ equity	$2,513,299	$2,400,953

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31
	2011	2010	2009
Interest income	$1,345	$1,524	$5,285
Interest expense	21,512	22,633	22,786
Net interest income (loss)	(20,167)	(21,109)	(17,501)
Dividends from subsidiaries	82,812	50,424	60,509
Other income (loss)	9,699	(314)	(1,024)
Other operating expense	5,298	2,343	3,430
Income before income tax benefit and equity in undistributed net income of subsidiaries	67,046	26,658	38,554
Income tax benefit	(5,531)	(8,343)	(7,741)
Income before equity in undistributed net income of subsidiaries	72,577	35,001	46,295
Equity in undistributed net income of subsidiaries	122,451	158,043	70,036
Net income	$195,028	$193,044	$116,331

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$195,028	$193,044	$116,331
Adjustments
Undistributed net income of subsidiaries	(122,451)	(158,043)	(70,036)
Net amortization of premiums and discounts	203	(113)	(246)
Gain on retirement of long term obligations	(9,685)	—	—
Securities gains	(36)	377	615
Change in other assets	(20,951)	(30,443)	(1,924)
Change in other liabilities	(1,925)	1,409	(1,198)
Net cash provided by operating activities	40,183	6,231	43,542
INVESTING ACTIVITIES
Net change in due from subsidiaries	146,463	59,249	(99,348)
Purchases of investment securities	(220,387)	(75,180)	—
Maturities and sales of investment securities	75,151	65,991	184,010
Investment in subsidiaries	—	(14,000)	(40,500)
Net cash provided by investing activities	1,227	36,060	44,162
FINANCING ACTIVITIES
Net change in short-term borrowings	4,046	(24,227)	(76,995)
Retirement of long-term obligations	(11,815)	—	—
Repurchase of common stock	(24,387)	—	—
Cash dividends paid	(12,499)	(12,521)	(12,522)
Net cash used by financing activities	(44,655)	(36,748)	(89,517)
Net change in cash	(3,245)	5,543	(1,813)
Cash balance at beginning of year	14,010	8,467	10,280
Cash balance at end of year	$10,765	$14,010	$8,467
Cash payments for
Interest	$20,677	$22,003	$22,155
Income taxes	91,465	187,183	20,640

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 7, 2012

FIRST CITIZENS BANCSHARES, INC. (Registrant)
/S/ FRANK B. HOLDING, JR.
Frank B. Holding, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on March 7, 2012.

Signature	Title	Date

/s/ FRANK B. HOLDING, JR. Frank B. Holding, Jr.	Chairman and Chief Executive Officer	March 7, 2012

/s/ FRANK B. HOLDING * Frank B. Holding	Executive Vice Chairman	March 7, 2012

/S/ KENNETH A. BLACK Kenneth A. Black	Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	March 7, 2012

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	March 7, 2012

/s/ CARMEN HOLDING AMES * Carmen Holding Ames	Director	March 7, 2012

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	March 7, 2012

/s/ HOPE HOLDING CONNELL * Hope Holding Connell	Director	March 7, 2012

/s/ HUBERT M. CRAIG, III * Hubert M. Craig, III	Director	March 7, 2012

Signature	Title	Date

/s/ H. LEE DURHAM, JR. * H. Lee Durham, Jr.	Director	March 7, 2012

/s/ DANIEL L. HEAVNER * Daniel L. Heavner	Director	March 7, 2012

/s/ LUCIUS S. JONES * Lucius S. Jones	Director	March 7, 2012

/s/ ROBERT E. MASON, IV * Robert E. Mason, IV	Director	March 7, 2012

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	March 7, 2012

/s/ JAMES M. PARKER * James M. Parker	Director	March 7, 2012

/s/ RALPH K. SHELTON * Ralph K. Shelton	Director	March 7, 2012

*
Kenneth A. Black hereby signs this Annual Report on Form 10-K on March 7, 2012, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/S/ KENNETH A. BLACK
Kenneth A. Black As Attorney-In-Fact

EXHIBIT INDEX

2.1
Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated July 17, 2009 (incorporated by reference from Registrant’s Form 8-K/A filed February 1, 2010 to Form 8-K dated July 17, 2009)

2.2
Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated September 11, 2009 (incorporated by reference from Registrant’s Form 8-K/A filed December 21, 2009 to Form 8-K dated September 11, 2009)

2.3
Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated January 29, 2010 (incorporated by reference from Registrant’s Form 8-K/A filed June 9, 2010 to Form 8-K dated January 29, 2010)

2.4
Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated March 5, 2010 (incorporated by reference from Registrant’s Form 8-K dated March 5, 2010)

2.5
Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated January 21, 2011 (incorporated by reference from Registrant’s Form 8-K dated January 21, 2011)

2.6
Purchase and Assumption Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Federal Deposit Insurance Corporation dated July 8, 2011 (incorporated by reference from Registrant’s Form 8-K dated July 8, 2011)

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
4.1
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
10.6
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Carol B. Yochem (incorporated by reference to Registrant’s Form 8-K dated February 18, 2011)

10.7
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Kenneth A. Black (incorporated by reference to Registrant’s Form 8-K dated February 18, 2011)

10.8
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10.9
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2008)

10.10
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 8-K dated February 4, 2009)

10.11
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2010)

10.12
Consulting Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and James M. Parker (incorporated by reference from Registrant’s Form 10-Q for the quarter ended March 31, 2011)

21	Subsidiaries of the Registrant (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
99.1	Proxy Statement for Registrant’s 2012 Annual Meeting (separately filed)
*101.INS	XBRL Instance Document (filed herewith)
*101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	XBRL Taxonomy Definition Linkbase (filed herewith)

*	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO
KENNETH A. BLACK, CHIEF FINANCIAL OFFICER OF FIRST CITIZENS BANCSHARES, INC.