Form 10-Q
period 2012-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2012-05-10
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012
or

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Class A Common Stock—$1 Par Value—8,644,307 shares
Class B Common Stock—$1 Par Value—1,626,937 shares
(Number of shares outstanding, by class, as of May 10, 2012)

Part 1

Item 1.	Financial Statements (Unaudited)

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31* 2012	December 31# 2011	March 31* 2011
	(thousands, except share data)
Assets
Cash and due from banks	$552,663	$590,801	$406,252
Overnight investments	752,334	434,975	585,286
Investment securities available for sale	4,457,739	4,056,423	4,202,016
Investment securities held to maturity	1,688	1,822	2,341
Loans held for sale	73,457	92,539	48,222
Loans and leases:
Covered under loss share agreements	2,183,869	2,362,152	2,658,134
Not covered under loss share agreements	11,489,529	11,581,637	11,392,351
Less allowance for loan and lease losses	272,500	270,144	232,597
Net loans and leases	13,400,898	13,673,645	13,817,888
Premises and equipment	864,466	854,476	839,463
Other real estate owned:
Covered under loss share agreements	142,418	148,599	137,479
Not covered under loss share agreements	48,092	50,399	49,584
Income earned not collected	52,406	42,216	98,501
Receivable from FDIC for loss share agreements	410,351	539,511	624,322
Goodwill	102,625	102,625	102,625
Other intangible assets	6,076	7,032	9,265
Other assets	278,415	286,430	244,251
Total assets	$21,143,628	$20,881,493	$21,167,495
Liabilities
Deposits:
Noninterest-bearing	$4,572,300	$4,331,706	$4,164,449
Interest-bearing	13,187,192	13,245,568	13,647,287
Total deposits	17,759,492	17,577,274	17,811,736
Short-term borrowings	677,993	615,222	666,417
Long-term obligations	649,818	687,599	801,081
Other liabilities	164,202	140,270	100,047
Total liabilities	19,251,505	19,020,365	19,379,281
Shareholders’ Equity
Common stock:
Class A - $1 par value (11,000,000 shares authorized; 8,644,307 shares issued and outstanding at March 31, 2012 and December 31, 2011; 8,756,778 shares issued and outstanding at March 31, 2011)	8,644	8,644	8,757
Class B - $1 par value (2,000,000 shares authorized; 1,631,424 shares issued and outstanding at March 31, 2012; 1,639,812 shares issued and outstanding at December 31, 2011; 1,677,675 shares issued and outstanding at March 31, 2011)	1,631	1,640	1,678
Surplus	143,766	143,766	143,766
Retained earnings	1,804,498	1,773,652	1,673,920
Accumulated other comprehensive loss	(66,416)	(66,574)	(39,907)
Total shareholders’ equity	1,892,123	1,861,128	1,788,214
Total liabilities and shareholders’ equity	$21,143,628	$20,881,493	$21,167,495

* Unaudited
# Derived from 2011 Annual Report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended March 31
	2012	2011
	(thousands, except share and per share data, unaudited)
Interest income
Loans and leases	$238,137	$231,453
Investment securities:
U. S. Treasury	739	3,210
Government agency	4,332	5,047
Residential mortgage-backed securities	1,889	2,653
Corporate bonds	1,199	2,176
State, county and municipal	12	13
Other	131	259
Total investment securities interest and dividend income	8,302	13,358
Overnight investments	313	389
Total interest income	246,752	245,200
Interest expense
Deposits	16,472	29,820
Short-term borrowings	1,391	1,697
Long-term obligations	7,937	9,696
Total interest expense	25,800	41,213
Net interest income	220,952	203,987
Provision for loan and lease losses	30,715	44,419
Net interest income after provision for loan and lease losses	190,237	159,568
Noninterest income
Gains on acquisitions	—	63,474
Cardholder and merchant services	22,450	26,780
Service charges on deposit accounts	14,846	15,790
Wealth management services	13,755	13,288
Fees from processing services	8,562	7,246
Securities gains (losses)	(45)	(449)
Other service charges and fees	3,441	5,957
Mortgage income	4,611	2,315
Insurance commissions	2,756	2,534
ATM income	1,455	1,590
Adjustments for FDIC receivable for loss share agreements	(26,796)	(10,379)
Other	1,908	1,434
Total noninterest income	46,943	129,580
Noninterest expense
Salaries and wages	75,684	75,804
Employee benefits	20,249	19,649
Occupancy expense	18,607	18,313
Equipment expense	18,166	17,391
FDIC insurance expense	3,057	8,225
Foreclosure-related expenses	4,621	5,488
Other	42,947	45,158
Total noninterest expense	183,331	190,028
Income before income taxes	53,849	99,120
Income taxes	18,354	37,360
Net income	$35,495	$61,760
Average shares outstanding	10,283,842	10,434,453
Net income per share	$3.45	$5.92
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
First Citizens BancShares, Inc. and Subsidiaries

	Three Months Ended March 31
	2012	2011
	(thousands, unaudited)
Net income	$35,495	$61,760

Other comprehensive income (loss)
Unrealized gains on securities:
Change in unrealized securities gains arising during period	(2,898)	(9,139)
Deferred tax benefit (expense)	1,123	3,447
Reclassification adjustment for losses (gains) included in income before income taxes	—	449
Deferred tax expense (benefit)	—	(177)
Total change in unrealized gains on securities, net of tax	(1,775)	(5,420)

Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	1,138	3,175
Deferred tax benefit (expense)	(450)	(1,254)
Reclassification adjustment for gains (losses) included in income before income taxes	(749)	(1,458)
Deferred tax benefit (expense)	296	576
Total change in unrecognized loss on cash flow hedges, net of tax	235	1,039

Change in pension obligation:
Change in pension obligation	2,790	1,648
Deferred tax benefit (expense)	(1,092)	(645)
Total change in pension obligation, net of tax	1,698	1,003

Other comprehensive income (loss)	158	(3,378)

Total comprehensive income	$35,653	$58,382

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity
First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands, except share data, unaudited)
Balance at December 31, 2010	$8,757	$1,678	$143,766	$1,615,290	$(36,529)	$1,732,962
Comprehensive income:
Net income	—	—	—	61,760	—	61,760
Other comprehensive loss, net of tax	—	—	—	—	(3,378)	(3,378)
Total comprehensive income						58,382
Cash dividends ($0.30 per share)	—	—	—	(3,130)	—	(3,130)
Balance at March 31, 2011	$8,757	$1,678	$143,766	$1,673,920	$(39,907)	$1,788,214
Balance at December 31, 2011	$8,644	$1,640	$143,766	$1,773,652	$(66,574)	$1,861,128
Comprehensive income:
Net income	—	—	—	35,495	—	35,495
Other comprehensive income, net of tax	—	—	—	—	158	158
Total comprehensive income						35,653
Repurchase of 8,388 shares of Class B common stock	—	(9)	—	(1,564)	—	(1,573)
Cash dividends ($0.30 per share)	—	—	—	(3,085)	—	(3,085)
Balance at March 31, 2012	$8,644	$1,631	$143,766	$1,804,498	$(66,416)	$1,892,123
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three months ended
	March 31,
	2012	2011
	(thousands, unaudited)
OPERATING ACTIVITIES
Net income	$35,495	$61,760
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	30,715	44,419
Deferred tax (benefit) expense	(5,692)	1,155
Change in current taxes payable	22,857	30,455
Depreciation	16,620	16,114
Change in accrued interest payable	(2,233)	(9,074)
Change in income earned not collected	(10,190)	(9,582)
Gains on acquisitions	—	(63,474)
Securities losses	45	449
Origination of loans held for sale	(135,897)	(87,719)
Proceeds from sale of loans	158,391	130,641
Gain on sale of loans	(3,412)	(2,211)
Loss on sale of other real estate	1,495	2,074
Net amortization (accretion) of premiums and discounts	(60,822)	(34,455)
FDIC receivable for loss share agreements	130,722	128,845
Net change in other assets	23,564	143,341
Net change in other liabilities	6,487	(14,193)
Net cash provided by operating activities	208,145	338,545
INVESTING ACTIVITIES
Net change in loans outstanding	277,719	119,185
Purchases of investment securities available for sale	(1,681,584)	(141,592)
Proceeds from maturities of investment securities held to maturity	134	191
Proceeds from maturities of investment securities available for sale	1,275,014	522,893
Proceeds from sales of investment securities available for sale	—	191,697
Net change in overnight investments	(317,359)	(186,896)
Proceeds from sale of other real estate	23,853	18,067
Additions to premises and equipment	(26,610)	(12,832)
Net cash received from acquisitions	—	961,862
Net cash provided (used) by investing activities	(448,833)	1,472,575
FINANCING ACTIVITIES
Net change in time deposits	(306,338)	(367,974)
Net change in demand and other interest-bearing deposits	488,556	(1,060,414)
Net change in short-term borrowings	62,771	(217,033)
Repayment of long-term obligations	(37,781)	(216,495)
Repurchase of common stock	(1,573)	—
Cash dividends paid	(3,085)	(3,130)
Net cash provided (used) by financing activities	202,550	(1,865,046)
Change in cash and due from banks	(38,138)	(53,926)
Cash and due from banks at beginning of period	590,801	460,178
Cash and due from banks at end of period	$552,663	$406,252
CASH PAYMENTS FOR:
Interest	$28,033	$50,287
Income taxes	84	9,100
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized securities gains (losses)	$(2,898)	$(9,339)
Change in fair value of cash flow hedge	389	1,717
Change in pension obligation	2,790	1,648
Transfers of loans to other real estate	26,840	46,929
Acquisitions:
Assets acquired	—	2,225,370
Liabilities assumed	—	2,161,896
Net assets acquired	—	63,474

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note A
Accounting Policies and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.
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
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in BancShares’ 2011 Form 10-K. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2012. The reclassifications have no effect on shareholders’ equity or net income as previously reported. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. There were no adjustments to previously reported acquisition gains during the first quarter of 2012.
Recently Adopted Accounting Policies and Other Regulatory Issues

In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 creates a uniform framework for applying fair value measurement principles for companies around the world. It eliminates differences between GAAP and International Financial Reporting Standards issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company’s valuation processes. The updates in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011, and all amendments are to be applied prospectively with any changes in measurements recognized in income in the period of adoption. The provisions of this update have affected BancShares' financial statement disclosures, but had no impact on BancShares' financial condition, results of operations or liquidity.

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
In September, 2011, the FASB issued Intangibles - Goodwill and Other Intangible Assets: Testing Goodwill for Impairment (ASU 2011-08), which allows an entity the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that is it more likely than not that the fair value of a reporting unit is less than its carrying amount. Under ASU 2011-08, if, after that assessment is made, an entity determines that it is more likely than not that the carrying value of goodwill is not impaired, then the two-step impairment test is not required. However, if the entity concludes otherwise, the two-step impairment test would be required. The provisions of ASU 2011-08 are effective for interim and annual periods beginning after December 15, 2011, although early adoption was allowed. Adoption of ASU 2011-08 has had no material impact on BancShares' financial condition, results of operations or liquidity.

Note B
Investments
The aggregate values of investment securities at March 31, 2012, December 31, 2011, and March 31, 2011 along with unrealized gains and losses determined on an individual security basis are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
March 31, 2012
U. S. Treasury	$1,065,035	$306	$305	$1,065,036
Government agency	2,859,197	1,228	5,040	2,855,385
Corporate bonds	225,214	1,214	—	226,428
Residential mortgage-backed securities	282,706	8,393	191	290,908
Equity securities	894	18,049	—	18,943
State, county and municipal	1,026	14	1	1,039
Total investment securities available for sale	$4,434,072	$29,204	$5,537	$4,457,739
December 31, 2011
U. S. Treasury	$887,041	$808	$30	$887,819
Government agency	2,591,974	1,747	1,512	2,592,209
Corporate bonds	250,476	2,344	—	252,820
Residential mortgage-backed securities	298,402	9,165	346	307,221
Equity securities	939	14,374	—	15,313
State, county and municipal	1,026	16	1	1,041
Total investment securities available for sale	$4,029,858	$28,454	$1,889	$4,056,423
March 31, 2011
U. S. Treasury	$1,464,513	$2,691	$234	$1,466,970
Government agency	2,115,575	352	17,394	2,098,533
Corporate bonds	453,390	6,327	—	459,717
Residential mortgage-backed securities	152,483	3,971	532	155,922
Equity securities	965	18,656	—	19,621
State, county and municipal	1,238	19	4	1,253
Total investment securities available for sale	$4,188,164	$32,016	$18,164	$4,202,016
Investment securities held to maturity
March 31, 2012
Residential mortgage-backed securities	$1,688	$183	$27	$1,844
December 31, 2011
Residential mortgage-backed securities	$1,822	$184	$26	$1,980
March 31, 2011
Residential mortgage-backed securities	$2,341	$217	$21	$2,537

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

	March 31, 2012		December 31, 2011		March 31, 2011
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Maturing in:
One year or less	$2,750,247	$2,748,710	$3,238,657	$3,241,415	$2,966,749	$2,958,654
One through five years	1,469,876	1,469,236	548,459	549,351	895,234	895,807
Five through 10 years	67,229	67,683	90,605	91,087	21,099	21,099
Over 10 years	145,826	153,167	151,198	159,257	304,117	306,835
Equity securities	894	18,943	939	15,313	965	19,621
Total investment securities available for sale	$4,434,072	$4,457,739	$4,029,858	$4,056,423	$4,188,164	$4,202,016
Investment securities held to maturity
Maturing in:
One through five years	$379	$393	$12	$11	$5	$3
Five through 10 years	1,201	1,306	1,699	1,820	2,214	2,368
Over 10 years	108	145	111	149	122	166
Total investment securities held to maturity	$1,688	$1,844	$1,822	$1,980	$2,341	$2,537
For each period presented, securities gains (losses) include the following:

	Three months ended March 31,
	2012	2011
Gross gains on sales of investment securities available for sale	$—	$156
Gross losses on sales of investment securities available for sale	—	(605)
Other that temporary impairment loss on equity securities	(45)	—
Total securities losses	$(45)	$(449)

The following table provides information regarding securities with unrealized losses as of March 31, 2012 and March 31, 2011:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
Investment securities available for sale:
U. S. Treasury	$579,673	$305	$—	$—	$579,673	$305
Government agency	2,143,742	5,040	—	—	2,143,742	5,040
Residential mortgage-backed securities	28,595	156	1,113	35	29,708	191
State, county and municipal	127	1	10	—	137	1
Total	$2,752,137	$5,502	$1,123	$35	$2,753,260	$5,537
Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$20	$27	$20	$27
March 31, 2011
Investment securities available for sale:
U.S. Treasury	$200,561	$234	$—	$—	$200,561	$234
Government agency	1,937,968	17,394	—	—	1,937,968	17,394
Residential mortgage-backed securities	33,644	503	462	29	34,106	532
State, county and municipal	528	4	10	—	538	4
Total	$2,172,701	$18,135	$472	$29	$2,173,173	$18,164
Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$19	$21	$19	$21
Investment securities with an aggregate fair value of $1,143 have had continuous unrealized losses for more than twelve months as of March 31, 2012 with an aggregate unrealized loss of $62. These 19 investments include residential mortgage-backed and state, county and municipal securities. None of the unrealized losses identified as of March 31, 2012 December 31, 2011, or March 31, 2011 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Investment securities having an aggregate carrying value of $2,540,463 at March 31, 2012, $2,588,704 at December 31, 2011 and $2,604,467 at March 31, 2011 were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

Note C
Loans and Leases
Loans and leases outstanding include the following as of the dates indicated:

	March 31, 2012	December 31, 2011	March 31, 2011
Covered loans	$2,183,869	$2,362,152	$2,658,134
Noncovered loans and leases:
Commercial:
Construction and land development	346,557	381,163	373,769
Commercial mortgage	5,127,948	5,104,993	4,763,393
Other commercial real estate	150,316	144,771	147,150
Commercial and industrial	1,739,724	1,764,407	1,792,042
Lease financing	315,704	312,869	295,994
Other	149,792	158,369	174,370
Total commercial loans	7,830,041	7,866,572	7,546,718
Non-commercial:
Residential mortgage	793,612	784,118	808,650
Revolving mortgage	2,282,138	2,296,306	2,299,668
Construction and land development	132,677	137,271	145,864
Consumer	451,061	497,370	591,451
Total non-commercial loans	3,659,488	3,715,065	3,845,633
Total noncovered loans and leases	11,489,529	11,581,637	11,392,351
Total loans and leases	$13,673,398	$13,943,789	$14,050,485

	March 31, 2012			December 31, 2011			March 31, 2011
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
Covered loans:
Commercial:
Construction and land development	$100,736	$209,865	$310,601	$117,603	$221,270	$338,873	$112,271	$290,045	$402,316
Commercial mortgage	122,876	1,072,665	1,195,541	138,465	1,122,124	1,260,589	141,869	1,290,763	1,432,632
Other commercial real estate	31,727	113,251	144,978	33,370	125,024	158,394	36,338	126,967	163,305
Commercial and industrial	17,397	75,864	93,261	27,802	85,640	113,442	31,124	139,917	171,041
Lease financing	—	45	45	—	57	57	22	249	271
Other	—	1,283	1,283	—	1,330	1,330	—	1,729	1,729
Total commercial loans	272,736	1,472,973	1,745,709	317,240	1,555,445	1,872,685	321,624	1,849,670	2,171,294
Non-commercial:
Residential mortgage	46,905	251,633	298,538	46,130	281,438	327,568	19,846	327,547	347,393
Revolving mortgage	14,125	35,891	50,016	15,350	36,202	51,552	7,341	16,068	23,409
Construction and land development	56,722	28,833	85,555	78,108	27,428	105,536	56,829	54,596	111,425
Consumer	1,453	2,598	4,051	1,477	3,334	4,811	140	4,473	4,613
Total non-commercial loans	119,205	318,955	438,160	141,065	348,402	489,467	84,156	402,684	486,840
Total covered loans	$391,941	$1,791,928	$2,183,869	$458,305	$1,903,847	$2,362,152	$405,780	$2,252,354	$2,658,134

At March 31, 2012, $2,398,476 in noncovered loans were pledged to secure debt obligations, compared to $2,492,644 at December 31, 2011 and $2,376,716 at March 31, 2011.

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
Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of noncovered, ungraded loans at March 31, 2012 relate to business credit cards and tobacco buyout loans. Business credit card loans are subject to automatic charge off when they become 120 days past due in the same manner as unsecured consumer lines of credit. Tobacco buyout loans with an outstanding balance of $41,580 at March 31, 2012 are secured by assignments of receivables made pursuant to the Fair and Equitable Tobacco Reform Act of 2004. The credit risk associated with these loans is considered low as the payments that began in 2005 and continue through 2014 are to be made by the Commodity Credit Corporation which is part of the United States Department of Agriculture.
The credit quality indicators for noncovered, non-commercial loans are based on the delinquency status of the borrower. As the borrower becomes more delinquent, the likelihood of loss increases.

The composition of the loans and leases outstanding at March 31, 2012 and December 31, 2011 and March 31, 2011 by credit quality indicator is provided below:

	Commercial noncovered loans and leases
Grade:	Construction and Land Development	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Other	Total Commercial Loans Not Covered by Loss Share
March 31, 2012
Pass	$303,018	$4,744,063	$136,776	$1,554,112	$309,681	$147,767	$7,195,417
Special mention	20,097	243,495	6,805	35,497	3,336	2,018	311,248
Substandard	21,297	130,815	6,068	27,057	2,453	—	187,690
Doubtful	1,821	6,588	365	1,676	—	—	10,450
Ungraded	324	2,987	302	121,382	234	7	125,236
Total	$346,557	$5,127,948	$150,316	$1,739,724	$315,704	$149,792	$7,830,041
December 31, 2011
Pass	$332,742	$4,749,254	$130,586	$1,556,651	$306,225	$157,089	$7,232,547
Special mention	18,973	220,235	5,821	36,951	4,537	1,271	287,788
Substandard	28,793	129,391	7,794	28,240	2,107	—	196,325
Doubtful	17	1,164	377	643	—	—	2,201
Ungraded	638	4,949	193	141,922	—	9	147,711
Total	$381,163	$5,104,993	$144,771	$1,764,407	$312,869	$158,369	$7,866,572
March 31, 2011
Pass	$316,395	$4,403,652	$133,931	$1,571,193	$285,699	$173,025	$6,883,895
Special mention	22,416	232,019	7,415	40,023	6,228	1,299	309,400
Substandard	32,864	119,229	5,271	30,992	3,796	12	192,164
Doubtful	2,094	6,004	401	1,182	271	—	9,952
Ungraded	—	2,489	132	148,652	—	34	151,307
Total	$373,769	$4,763,393	$147,150	$1,792,042	$295,994	$174,370	$7,546,718

	Non-commercial noncovered loans and leases
	Residential Mortgage	Revolving Mortgage	Construction and Land Development	Consumer	Total Non-commercial Noncovered Loans
March 31, 2012
Current	$763,411	$2,274,091	$130,561	$446,421	$3,614,484
31-60 days past due	14,001	2,349	808	1,885	19,043
61-90 days past due	2,812	1,212	446	1,028	5,498
Over 90 days past due	13,388	4,486	862	1,727	20,463
Total	$793,612	$2,282,138	$132,677	$451,061	$3,659,488
December 31, 2011
Current	$757,113	$2,286,511	$135,774	491,142	$3,670,540
31-60 days past due	11,790	3,437	798	3,514	19,539
61-90 days past due	2,686	2,042	127	1,271	6,126
Over 90 days past due	12,529	4,316	572	1,443	18,860
Total	$784,118	$2,296,306	$137,271	$497,370	$3,715,065
March 31, 2011
Current	$777,982	$2,287,726	$142,423	$580,544	$3,788,675
31-60 days past due	16,439	5,462	1,116	6,911	29,928
61-90 days past due	2,207	3,285	364	2,216	8,072
Over 90 days past due	12,022	3,195	1,961	1,780	18,958
Total	$808,650	$2,299,668	$145,864	$591,451	$3,845,633

	Covered loans
Grade:	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Residential Mortgage	Revolving Mortgage	Construction and Land Development Non-commercial	Consumer and Other	Total Covered Loans
March 31, 2012
Pass	$31,445	$392,233	$56,689	$31,768	$45	$173,640	$35,684	$7,020	$2,478	$731,002
Special mention	89,243	335,020	26,736	21,376	—	18,054	802	14,263	546	506,040
Substandard	86,750	382,134	51,918	24,905	—	70,545	11,153	53,919	1,082	682,406
Doubtful	99,747	85,993	9,635	15,212	—	9,934	2,377	10,353	816	234,067
Ungraded	3,416	161	—	—	—	26,365	—	—	412	30,354
Total	$310,601	$1,195,541	$144,978	$93,261	$45	$298,538	$50,016	$85,555	$5,334	$2,183,869
December 31, 2011
Pass	$29,321	$397,526	$49,259	$36,409	$57	$189,794	$34,164	$4,958	$2,393	$743,881
Special mention	92,758	348,482	33,754	32,257	—	25,464	3,566	13,394	942	550,617
Substandard	125,158	427,996	58,351	21,914	—	70,582	9,863	72,349	1,096	787,309
Doubtful	87,936	84,871	17,030	22,862	—	13,833	3,959	14,835	982	246,308
Ungraded	3,700	1,714	—	—	—	27,895	—	—	728	34,037
Total	$338,873	$1,260,589	$158,394	$113,442	$57	$327,568	$51,552	$105,536	$6,141	$2,362,152
March 31, 2011
Pass	$76,319	$574,681	$60,238	$49,260	$2	$42,014	$5,000	$4,217	$3,927	$815,658
Special mention	112,999	339,385	31,218	49,511	—	36,430	2,225	23,127	247	595,142
Substandard	109,509	356,396	46,393	48,081	—	27,761	5,509	66,829	324	660,802
Doubtful	98,757	62,984	24,833	3,795	22	7,484	1,966	17,252	1,047	218,140
Ungraded	4,732	99,186	623	20,394	247	233,704	8,709	—	797	368,392
Total	$402,316	$1,432,632	$163,305	$171,041	$271	$347,393	$23,409	$111,425	$6,342	$2,658,134

The aging of the outstanding loans and leases, by class, at March 31, 2012, December 31, 2011 and March 31, 2011 (excluding loans and leases acquired with deteriorated credit quality) is provided in the table below. The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal have not been paid. Loans and leases 30 days or less past due are considered current due to certain grace periods that allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans and Leases
March 31, 2012
Noncovered loans and leases:
Construction and land development - commercial	$2,030	$1,366	$3,288	$6,684	$339,873	$346,557
Commercial mortgage	27,947	6,548	13,939	48,434	5,079,514	5,127,948
Other commercial real estate	787	43	193	1,023	149,293	150,316
Commercial and industrial	5,522	1,006	1,754	8,282	1,731,442	1,739,724
Lease financing	824	99	1,269	2,192	313,512	315,704
Other	—	—	—	—	149,792	149,792
Residential mortgage	14,001	2,812	13,388	30,201	763,411	793,612
Revolving mortgage	2,349	1,212	4,486	8,047	2,274,091	2,282,138
Construction and land development - non-commercial	808	446	862	2,116	130,561	132,677
Consumer	1,885	1,028	1,727	4,640	446,421	451,061
Total noncovered loans and leases	$56,153	$14,560	$40,906	$111,619	$11,377,910	$11,489,529
December 31, 2011
Noncovered loans and leases:
Construction and land development - commercial	$2,623	$1,494	$2,177	$6,294	$374,869	$381,163
Commercial mortgage	18,308	4,438	15,626	38,372	5,066,621	5,104,993
Other commercial real estate	657	147	561	1,365	143,406	144,771
Commercial and industrial	5,235	1,230	1,438	7,903	1,756,504	1,764,407
Lease financing	637	212	620	1,469	311,400	312,869
Other	—	—	—	—	158,369	158,369
Residential mortgage	11,790	2,686	12,529	27,005	757,113	784,118
Revolving mortgage	3,437	2,042	4,316	9,795	2,286,511	2,296,306
Construction and land development - non-commercial	798	127	572	1,497	135,774	137,271
Consumer	3,514	1,271	1,443	6,228	491,142	497,370
Total noncovered loans and leases	$46,999	$13,647	$39,282	$99,928	$11,481,709	$11,581,637
March 31, 2011
Noncovered loans and leases:
Construction and land development - commercial	$2,006	$116	$3,572	$5,694	$368,075	$373,769
Commercial mortgage	21,304	4,576	19,091	44,971	4,718,422	4,763,393
Other commercial real estate	860	147	585	1,592	145,558	147,150
Commercial and industrial	5,016	1,110	4,700	10,826	1,781,216	1,792,042
Lease financing	841	269	864	1,974	294,020	295,994
Other	2	—	—	2	174,368	174,370
Residential mortgage	16,439	2,207	12,022	30,668	777,982	808,650
Revolving mortgage	5,462	3,285	3,195	11,942	2,287,726	2,299,668
Construction and land development - non-commercial	1,116	364	1,961	3,441	142,423	145,864
Consumer	6,911	2,216	1,780	10,907	580,544	591,451
Total noncovered loans and leases	$59,957	$14,290	$47,770	$122,017	$11,270,334	$11,392,351

The recorded investment, by class, in loans and leases on nonaccrual status and loans and leases greater than 90 days past due and still accruing at March 31, 2012, December 31, 2011, and March 31, 2011 (excluding loans and leases acquired with deteriorated credit quality) is as follows:

	March 31, 2012		December 31, 2011		March 31, 2011
	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Noncovered loans and leases:
Construction and land development - commercial	$11,995	$182	$15,102	$313	$25,789	$658
Commercial mortgage	31,222	1,180	23,748	3,107	33,428	1,929
Commercial and industrial	8,148	599	1,864	320	4,583	683
Lease financing	146	1,268	200	554	1,115	65
Other commercial real estate	783	—	1,170	—	871	—
Construction and land development - non-commercial	—	862	—	572	1,140	1,139
Residential mortgage	14,069	3,542	10,657	4,227	12,932	1,646
Revolving mortgage	—	4,467	—	4,306	—	3,189
Consumer	—	1,728	—	1,441	—	1,769
Total noncovered loans and leases	$66,363	$13,828	$52,741	$14,840	$79,858	$11,078
Acquired Loans
When the fair values of covered loans were established, certain loans were identified as impaired. The following table provides changes in the carrying value of acquired loans during the three months ended March 31, 2012 and 2011:

	2012		2011
	Impaired at acquisition date	All other acquired loans	Impaired as acquisition date	All other acquired loans
Balance, January 1	$458,305	$1,903,847	$330,705	$1,676,747
Fair value of acquired loans covered by loss share agreements	—	—	120,670	646,489
Reductions for repayments, foreclosures and decreases in fair value	(66,364)	(111,919)	(45,595)	(70,882)
Balance, March 31	$391,941	$1,791,928	$405,780	$2,252,354
Outstanding principal balance at March 31	$1,222,862	$2,395,860	$1,011,908	$2,908,609

Analyses of the timing and amounts of cash flows were prepared at the acquisition dates for all acquired loans deemed impaired at acquisition except loans acquired in the Venture Bank (VB) and Temecula Valley Bank (TVB) transactions and those analyses are used to determine the amount of accretable yield recognized on those loans. Subsequent changes in cash flow estimates result in changes to the amount of accretable yield to be recognized. The timing of cash flows for nonperforming loans acquired in the VB and TVB transactions were not estimated due to relative unfamiliarity with the markets in which the collateral was located, inexperience with the type of borrowers, and general uncertainty of the time required for disposition of the assets. These factors were alleviated to a large degree in later transactions where prior experience provided the ability to make reasonable estimates as to the timing of future cash flows.

The cost recovery method is being applied for the nonperforming loans acquired from the TVB and VB transactions unless cash flow estimates in the later periods indicated subsequent improvement that would lead to the recognition of accretable yield. The cost recovery method is also being applied to loans from other transactions where the timing of the cash flows is no longer reasonably estimable due to subsequent nonperformance by the borrower or uncertainty in the ultimate disposition of the asset. The remaining carrying value of loans on the cost recovery method was $171,951 at March 31, 2012, $200,819 at December 31, 2011 and $202,873 at March 31, 2011.

The following table documents changes to the amount of accretable yield for the first three months of 2012 and 2011. For acquired loans, improved cash flow estimates and receipt of unscheduled loan payments result in the reclassification of nonaccretable difference to accretable yield.

	2012	2011
Balance, January 1	$276,690	$164,586
Additions	—	57,998
Accretion	(64,896)	(51,694)
Reclassifications from nonaccretable difference	73,150	40,752
Disposals	—	—
Balance, March 31	$284,944	$211,642

Note D
Allowance for Loan and Lease Losses
Activity in the allowance for loan and lease losses, ending balances of loans and leases and related allowance by class of loans is summarized as follows:

	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Other	Residential Mortgage	Revolving Mortgage	Construction and Land Development - Non- commercial	Consumer	Non- specific	Total
Noncovered Loans
Allowance for loan and lease losses:
Three months ended March 31, 2012
Balance at January 1	$5,467	$67,486	$2,169	$23,723	$3,288	$1,315	$8,879	$27,045	$1,427	$25,962	$14,122	$180,883
Charge-offs	(5,729)	(2,464)	(142)	(1,447)	(191)	—	(1,035)	(2,940)	(676)	(3,008)	—	(17,632)
Recoveries	42	996	—	250	31	4	42	216	7	432	—	2,020
Provision	6,828	6,137	221	1,720	192	(38)	1,221	2,590	639	902	700	21,112
Balance at March 31	$6,608	$72,155	$2,248	$24,246	$3,320	$1,281	$9,107	$26,911	$1,397	$24,288	$14,822	$186,383
Three months ended March 31, 2011
Balance at January 1	$10,512	$64,772	$2,200	$24,089	$3,384	$1,473	$7,009	$18,016	$1,751	$29,448	$13,863	$176,517
Charge-offs	(711)	(1,801)	—	(2,057)	(12)	(38)	(1,688)	(2,363)	(456)	(3,296)	—	(12,422)
Recoveries	92	157	6	313	11	1	787	186	65	393	—	2,011
Provision	835	3,062	(2)	2,020	(14)	(17)	1,021	3,524	(32)	1,233	232	11,862
Balance at March 31	$10,728	$66,190	$2,204	$24,365	$3,369	$1,419	$7,129	$19,363	$1,328	$27,778	$14,095	$177,968

Allowance for loan and lease losses:
March 31, 2012
ALLL for loans and leases individually evaluated for impairment	$2,605	$6,662	$256	$838	$19	$—	$782	$—	$145	$42	$—	$11,349
ALLL for loans and leases collectively evaluated for impairment	4,003	65,493	1,992	23,408	3,301	1,281	8,325	26,911	1,252	24,246	—	160,212
Non-specific ALLL	—	—	—	—	—	—	—	—	—	—	14,822	14,822
Total allowance for loan and lease losses	$6,608	$72,155	$2,248	$24,246	$3,320	$1,281	$9,107	$26,911	$1,397	$24,288	$14,822	$186,383
December 31, 2011
ALLL for loans and leases individually evaluated for impairment	$1,139	$5,266	$283	$640	$17	$14	$411	$—	$145	$47	$—	$7,962
ALLL for loans and leases collectively evaluated for impairment	4,328	62,220	1,886	23,083	3,271	1,301	8,468	27,045	1,282	25,915	—	158,799
Non-specific ALLL	—	—	—	—	—	—	—	—	—	—	14,122	14,122
Total allowance for loan and lease losses	$5,467	$67,486	$2,169	$23,723	$3,288	$1,315	$8,879	$27,045	$1,427	$25,962	$14,122	$180,883
March 31, 2011
ALLL for loans and leases individually evaluated for impairment	$6,170	$4,716	$62	$727	$73	$—	$354	$—	$5	$8	$—	$12,115
ALLL for loans and leases collectively evaluated for impairment	4,558	61,474	2,142	23,638	3,296	1,419	6,775	19,363	1,323	27,770	—	151,758
Non-specific ALLL	—	—	—	—	—	—	—	—	—	—	14,095	14,095
Total allowance for loan and lease losses	$10,728	$66,190	$2,204	$24,365	$3,369	$1,419	$7,129	$19,363	$1,328	$27,778	$14,095	$177,968

	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Other	Residential Mortgage	Revolving Mortgage	Construction and Land Development - Non- commercial	Consumer	Non- specific	Total
Loans and leases:
March 31, 2012
Loans and leases individually evaluated for impairment	$21,621	$95,265	$2,721	$17,261	$375	$—	$12,772	$—	$3,345	$915	$—	$154,275
Loans and leases collectively evaluated for impairment	324,936	5,032,683	147,595	1,722,463	315,329	149,792	780,840	2,282,138	129,332	450,146	—	11,335,254
Total loan and leases	$346,557	$5,127,948	$150,316	$1,739,724	$315,704	$149,792	$793,612	$2,282,138	$132,677	$451,061	$—	$11,489,529
December 31, 2011
Loans and leases individually evaluated for impairment	$26,782	$92,872	$5,686	$15,996	$328	$193	$9,776	$—	$3,676	$992	$—	$156,301
Loans and leases collectively evaluated for impairment	354,381	5,012,121	139,085	1,748,411	312,541	158,176	774,342	2,296,306	133,595	496,378	—	11,425,336
Total loan and leases	$381,163	$5,104,993	$144,771	$1,764,407	$312,869	$158,369	$784,118	$2,296,306	$137,271	$497,370	$—	$11,581,637
March 31, 2011
Loans and leases individually evaluated for impairment	$30,369	$69,017	$946	$14,631	$963	$—	$7,186	$—	$514	$102	$—	$123,728
Loans and leases collectively evaluated for impairment	343,400	4,694,376	146,204	1,777,411	295,031	174,370	801,464	2,299,668	145,350	591,349	—	11,268,623
Total loan and leases	$373,769	$4,763,393	$147,150	$1,792,042	$295,994	$174,370	$808,650	$2,299,668	$145,864	$591,451	$—	$11,392,351

	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Residential Mortgage	Revolving Mortgage	Construction and Land Development - Non-commercial	Consumer and Other	Total
Covered Loans
Allowance for loan and lease losses (1):
Three months ended March 31, 2012
Balance at January 1	$16,693	$39,557	$16,862	$5,500	$13	$5,433	$77	$4,652	$474	$89,261
Charge-offs	(1,387)	(6,211)	—	(3,189)	—	(1,955)	—	—	(5)	(12,747)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision	(2,570)	6,398	(5,712)	11,417	(10)	1,254	950	(1,932)	(192)	9,603
Balance at March 31	$12,736	$39,744	$11,150	$13,728	$3	$4,732	$1,027	$2,720	$277	$86,117
Three months ended March 31, 2011
Balance at January 1	$20,654	$13,199	$4,148	$6,828	$—	$113	$676	$5,607	$23	$51,248
Charge-offs	(4,318)	(6,775)	(4,117)	(13,141)	—	(323)	(2,072)	(496)	(12)	(31,254)
Recoveries	1,188	426	4	252	—	60	—	148	—	2,078
Provision	2,895	7,799	4,870	12,773	—	1,162	2,847	209	2	32,557
Balance at March 31	$20,419	$14,649	$4,905	$6,712	$—	$1,012	$1,451	$5,468	$13	$54,629
Allowance for loan and lease losses (1):
March 31, 2012
ALLL for loans and leases acquired with deteriorated credit quality	$12,736	$39,744	$11,150	$13,728	$3	$4,732	$1,027	$2,720	$277	$86,117
December 31, 2011
ALLL for loans and leases acquired with deteriorated credit quality	16,693	39,557	16,862	5,500	13	5,433	77	4,652	474	89,261
March 31, 2011
ALLL for loans and leases acquired with deteriorated credit quality	20,419	14,649	4,905	6,712	—	1,012	1,451	5,468	13	54,629
Loans and leases:
March 31, 2012
Loans and leases acquired with deteriorated credit quality	310,601	1,195,541	144,978	93,261	45	298,538	50,016	85,555	5,334	2,183,869
December 31, 2011
Loans and leases acquired with deteriorated credit quality	338,873	1,260,589	158,394	113,442	57	327,568	51,552	105,536	6,141	2,362,152
March 31, 2011
Loans and leases acquired with deteriorated credit quality	402,316	1,432,632	163,305	171,041	271	347,393	23,409	111,425	6,342	2,658,134
(1) The allowance of $2,936 at March 31, 2012 and $1,099 at December 31, 2011 relating to pooled loans is included in the loan classes above based on the primary loan class within each pool.

The following table provides information on noncovered impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, including interest income recognized in the period during which the loans and leases were considered impaired.

	With a recorded allowance	With no recorded allowance	Total	Related allowance recorded
March 31, 2012
Impaired noncovered loans and leases
Construction and land development - commercial	$19,768	$—	$19,768	$2,487
Commercial mortgage	54,593	8,773	63,366	4,915
Other commercial real estate	1,521	—	1,521	196
Commercial and industrial	6,797	5,801	12,598	574
Lease financing	79	—	79	4
Other	—	—	—	—
Residential mortgage	10,438	—	10,438	674
Construction and land development - non-commercial	3,345	—	3,345	145
Consumer	915	—	915	42
Total impaired noncovered loans and leases	$97,456	$14,574	$112,030	$9,037
December 31, 2011
Impaired noncovered loans and leases
Construction and land development - commercial	$24,994	$—	$24,994	$1,027
Commercial mortgage	53,687	11,840	65,527	3,813
Other commercial real estate	1,558	1,022	2,580	114
Commercial and industrial	7,157	7,111	14,268	549
Lease financing	322	—	322	16
Other	—	—	—	—
Residential mortgage	9,776	—	9,776	411
Construction and land development - non-commercial	3,676	—	3,676	145
Consumer	992	—	992	47
Total impaired noncovered loans and leases	$102,162	$19,973	$122,135	$6,122
March 31, 2011
Impaired noncovered loans and leases
Construction and land development - commercial	$30,369	$—	$30,369	$6,170
Commercial mortgage	65,807	3,210	69,017	4,716
Other commercial real estate	946	—	946	62
Commercial and industrial	7,473	7,158	14,631	727
Lease financing	963	—	963	73
Other	—	—	—	—
Residential mortgage	7,186	—	7,186	354
Construction and land development - non-commercial	514	—	514	5
Consumer	102	—	102	8
Total impaired noncovered loans and leases	$113,360	$10,368	$123,728	$12,115

	Average Balance	Unpaid Principal Balance	Interest Income Recognized
Three months ended March 31, 2012
Noncovered impaired loans and leases:
Construction and land development - commercial	$23,129	$33,430	$58
Commercial mortgage	64,206	64,551	530
Other commercial real estate	2,050	1,521	15
Commercial and industrial	12,466	12,598	66
Lease financing	201	79	1
Other	—	—	—
Residential mortgage	10,107	10,438	90
Construction and land development - non-commercial	3,510	3,345	23
Consumer	954	915	4
Total noncovered impaired loans and leases	$116,623	$126,877	$787
Three months ended March 31, 2011
Noncovered impaired loans and leases:
Construction and land development - commercial	$29,181	$29,018	$72
Commercial mortgage	65,364	71,442	738
Other commercial real estate	955	946	10
Commercial and industrial	11,706	14,631	165
Lease financing	828	963	12
Other	38	—	—
Residential mortgage	6,674	7,186	60
Construction and land development - non-commercial	514	514	6
Consumer	102	102	2
Total noncovered impaired loans and leases	$115,362	$124,802	$1,065

Noncovered impaired loans presented in the preceding table exclude troubled debt restructurings of $42,246 that are considered performing as a result of the loans carrying a market interest rate and evidence of sustained performance after restructuring.

At March 31, 2012, covered loans of $291,148 have had no adverse change in expected cashflows since the date of acquisition and have no allowance for loan losses recorded.

Troubled Debt Restructurings

The following table provides the types of troubled debt restructurings made for the three and twelve month periods ended March 31, 2012 as well as the loans restructured during those periods that have experienced payment default subsequent to restructuring.

	Three months ended March 31, 2012				Twelve Months Ended March 31, 2012
	All Restructurings		Restructurings with payment default		All Restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Noncovered loans
Interest only period provided
Construction and land development - commercial	—	$—	—	$—	4	$1,424	3	$1,231
Commercial mortgage	10	4,625	1	669	26	13,958	4	3,493
Other commercial real estate	—	—	—	—	1	365	1	365
Commercial and industrial	1	531	—	—	6	1,907	1	28
Lease financing	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	2	291	—	—
Construction and land development - non-commercial	—	—	—	—	1	476	—	—
Consumer	1	900	—	—	1	900	—	—
Total interest only	12	6,056	1	669	41	19,321	9	5,117

Loan term extension
Construction and land development - commercial	1	7,169	—	—	3	8,739	—	—
Commercial mortgage	13	3,692	2	585	41	15,520	7	1,836
Other commercial real estate	—	—			4	1,156	1	127
Commercial and industrial	3	282	—	—	18	3,106	3	722
Lease financing	2	73	—	—	3	79	—	—
Residential mortgage	5	805	—	—	11	2,168	2	278
Construction and land development - non-commercial	1	2,001	—	—	2	2,396	1	395
Consumer	—	—	—	—	1	15	1	15
Total loan term extension	25	14,022	2	585	83	33,179	15	3,373

Below market interest rate
Construction and land development - commercial	1	231	—	—	7	8,794	2	763
Commercial mortgage	2	1,956	—	—	26	18,172	6	2,887
Other commercial real estate	—	—	—	—	—	—	—	—
Commercial and industrial	1	764	—	—	5	1,276	—	—
Residential mortgage	3	878	—	—	11	2,815	1	52
Construction and land development - non-commercial	—	—	—	—	1	356	1	356
Total below market interest rate	7	3,829	—	—	50	31,413	10	4,058

Other concession
Commercial mortgage	1	168	—	—	1	168	—	—
Commercial and industrial	1	23	1	23	1	23	1	23
Total other concession	2	191	1	23	2	191	1	23
Total noncovered restructurings	46	$24,098	4	$1,277	176	$84,104	35	$12,571

	Three months ended March 31, 2012				Twelve Months Ended March 31, 2012
	All Restructurings		Restructurings with payment default		All Restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Covered loans
Interest only period provided
Construction and land development - commercial	1	$133	—	$—	5	$9,419	1	$4,272
Commercial mortgage	—	—	—	—	2	8,378	—	—
Residential mortgage	—	—	—	—	2	5,433	1	4,371
Total interest only	1	133	—	—	9	23,230	2	8,643

Loan term extension
Construction and land development - commercial	2	161	—	—	9	3,186	3	1,389
Commercial mortgage	1	480	—	—	7	4,491	—	—
Other commercial real estate	—	—	—	—	4	6,271	—	—
Commercial and industrial	—	—	—	—	3	271	1	145
Residential mortgage	1	49	—	—	6	1,031	3.00	736
Total loan term extension	4	690	—	—	29	15,250	7	2,270

Below market interest rate
Construction and land development - commercial	10	1,794	—	—	24	9,913	4	4,689
Commercial mortgage	7	9,194	—	—	26	57,504	3	3,699
Other commercial real estate	—	—	—	—	1	71	1	71
Commercial and industrial	3	260	—	—	9	1,609	1	746
Residential mortgage	7	1,557	1	103	21	5,405	6	1,524
Construction and land development - non-commercial	—	—	—	—	1	1,570	—	—
Total below market interest rate	27	12,805	1	103	82	76,072	15	10,729
Total covered restructurings	32	$13,628	1	$103	120	$114,552	24	$21,642

For the three and twelve month periods ended March 31, 2012, the recorded investment in troubled debt restructurings prior to modification was not materially impacted by the modification since forgiveness of principal is not a restructuring option frequently used by BancShares.

Total troubled debt restructurings at March 31, 2012 equaled $318,323, of which $165,857 were covered and $152,466 were noncovered.

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

Note E
Receivable from FDIC for Loss Share Agreements
The following table provides changes in the receivable from the FDIC for the three month period ended March 31, 2012 and 2011:

	Three Months Ended March 31
	2012	2011
Balance at beginning of period	$539,511	$623,261
Additional receivable from acquisitions	—	140,285
Accretion of discounts and premiums, net	1,562	1,046
Receipt of payments from FDIC	(123,204)	(128,845)
Post-acquisition and other adjustments, net	(7,518)	(11,425)
Balance at March 31	$410,351	$624,322
The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value. The fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages.
 Post-acquisition adjustments represent the net change in loss estimates related to covered loans and OREO as a result of changes in expected cash flows and the allowance for loan and lease losses related to covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan and lease losses had been recorded previously. Other adjustments include those resulting from unexpected recoveries of amounts previously charged off. Adjustments related to acquisition date fair values, made within one year after the closing date of the respective acquisition, are reflected in the acquisition gain. There were no adjustments to previously reported acquisition gains during the first quarter of 2012.

Note F
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

Investment securities. Investment securities are measured based on quoted market prices, when available. For certain residential mortgage backed securities and state, county, and municipal securities, fair values are determined using broker prices based on recent sales of similar securities. The inputs used in the fair value measurement of investment securities are considered Level 1 or Level 2 inputs. The details of investment securities available for sale and the corresponding level of inputs are provided in the below table of assets measured at fair value on a recurring basis.

Loans held for sale. Fair value for loans held for sale is generally based on market prices for loans with similar characteristics or external valuations. The inputs used in the fair value measurements for loans held for sale are considered Level 2 inputs.

Loans and leases. For variable rate loans, carrying value is a reasonable estimate of fair value. For other fixed rate loans, fair values are estimated based on discounted future cash flows using the current interest rates at which loans with similar terms would be made to borrowers of similar credit quality. Additional valuation adjustments are made for liquidity and credit risk. The inputs used in the fair value measurements for loans and leases are considered Level 3 inputs.

Receivable from the FDIC for loss share agreements. Fair value is estimated based on discounted future cash flows using current discount rates. The inputs used in the fair value measurements for the receivable from the FDIC are considered Level 3 inputs.

Deposits. For non-time deposits and variable rate time deposits, carrying value is a reasonable estimate of fair value. The fair value of fixed-rate time deposits is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities. The inputs used in the fair value measurements for deposits are considered Level 2 inputs.

Long-term obligations. For fixed rate trust preferred securities, the fair values are determined based on recent trades of the actual security. For other long-term obligations, fair values are estimated by discounting future cash flows using current interest rates for similar financial instruments. The inputs used in the fair value measurements for long-term obligations are considered Level 2 inputs.

Interest Rate Swap. Under the terms of the existing cash flow hedge, BancShares pays a fixed payment to the counterparty in exchange for receipt of a variable payment that is determined based on the 3-month LIBOR rate. The fair value of the cash flow hedge is therefore based on projected LIBOR rates for the duration of the hedge, values that, while observable in the market, are subject to adjustment due to pricing considerations for the specific instrument. If the fair value of the swap is a net asset, the risk of default by the counterparty is considered in the determination of fair value. The inputs used in the fair value measurements the interest rate swap are considered Level 2 inputs.

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of March 31, 2012, December 31, 2011 and March 31, 2011. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk relating to them that would cause the fair value to differ from carrying value.

	March 31, 2012		December 31, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$552,663	$552,663	$590,801	$590,801	$406,252	$406,252
Overnight investments	752,334	752,334	434,975	434,975	585,286	585,286
Investment securities available for sale	4,457,739	4,457,739	4,056,423	4,056,423	4,202,016	4,202,016
Investment securities held to maturity	1,688	1,844	1,822	1,980	2,341	2,537
Loans held for sale	73,457	75,342	92,539	93,235	48,222	48,222
Loans covered by loss share agreements, net of allowance for loan and lease losses	2,097,752	2,055,797	2,272,891	2,236,343	2,603,505	2,590,214
Loans and leases not covered by loss share agreements, net of allowance for loan and lease losses	11,303,146	11,171,217	11,400,754	11,312,900	11,214,383	11,062,010
Receivable from FDIC for loss share agreements (1)	410,351	297,963	539,511	446,172	624,322	557,356
Income earned not collected	52,406	52,406	42,216	42,216	98,501	98,501
Stock issued by:
Federal Home Loan Bank of Atlanta	41,043	41,043	41,042	41,042	47,123	47,123
Federal Home Loan Bank of San Francisco	12,356	12,356	12,976	12,976	14,875	14,875
Federal Home Loan Bank of Seattle	4,490	4,490	4,490	4,490	4,490	4,490
Deposits	17,759,492	17,810,831	17,577,274	17,638,359	17,811,736	17,862,769
Short-term borrowings	677,993	677,993	615,222	615,222	666,417	666,417
Long-term obligations	649,818	679,727	687,599	719,999	801,081	813,652
Accrued interest payable	21,486	21,486	23,719	23,719	27,930	27,930
Interest rate swap	10,325	10,325	10,714	10,714	7,775	7,775

(1) The fair value of the receivable from FDIC for loss share agreements excludes amounts expected to be recovered through accretion income in prospective periods.
At March 31, 2012 and 2011, other assets include $57,889 and $66,488 of stock in various Federal Home Loan Banks (FHLB). The FHLB stock, which is redeemable only through the issuer, is carried at its par value. The investment in the FHLB stock is considered a long-term investment and its value is based on the ultimate recoverability of par value which is considered a level 1 input. Management has concluded that the investment in FHLB stock was not other-than-temporarily impaired for any period presented.
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
For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of March 31, 2012, December 31, 2011 and March 31, 2011:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
March 31, 2012
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,065,036	$1,065,036	$—	$—
Government agency	2,855,385	2,855,385	—	—
Corporate bonds	226,428	226,428	—	—
Residential mortgage-backed securities	290,908	—	290,908	—
Equity securities	18,943	18,943	—	—
State, county, municipal	1,039	—	1,039	—
Total	$4,457,739	$4,165,792	$291,947	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$10,325	$—	$10,325	$—
December 31, 2011
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$887,819	$887,819	$—	$—
Government agency	2,592,209	2,592,209	—	—
Corporate bonds	252,820	252,820	—	—
Residential mortgage-backed securities	307,221	—	307,221	—
Equity securities	15,313	15,313	—	—
State, county, municipal	1,041	—	1,041	—
Total	$4,056,423	$3,748,161	$308,262	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$10,714	$—	$10,714	$—
March 31, 2011
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$3,565,503	$3,565,503	$—	$—
Government agency	—	—	—	—
Corporate bonds	459,717	459,717	—	—
Residential mortgage-backed securities	155,922	—	155,922	—
Equity securities	19,621	19,621	—	—
State, county, municipal	1,253	—	1,253	—
Total	$4,202,016	$4,044,841	$157,175	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$7,775	$—	$7,775	$—

Prices for US Treasury securities, government agency securities, corporate bonds and equity securities are readily available in the active markets in which those securities are traded and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for mortgage-backed securities and state, county and municipal securities are obtained using the fair values of similar assets and the resulting fair values are shown in the ‘Level 2 input’ column. There were no assets or liabilities valued on a recurring basis using level 3 inputs at March 31, 2012, December 31, 2011 or March 31, 2011, and there were no transfers between Level 1 and Level 2 categories during the three month periods ended March 31, 2012 and 2011.
There were no investment securities with fair values determined by reliance on significant nonobservable inputs during 2012 or 2011.

Certain assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are therefore carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. For assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of March 31, 2012, December 31, 2011 and March 31, 2011:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant nonobservable inputs (Level 3 inputs)
March 31, 2012
Loans held for sale	$45,146	$—	$45,146	$—
Impaired loans not covered by loss share agreements	82,882	—	—	82,882
December 31, 2011
Loans held for sale	63,470	—	63,470	—
Impaired loans not covered by loss share agreements	128,365	—	—	128,365
March 31, 2011
Loans held for sale	48,222	—	48,222	—
Impaired loans not covered by loss share agreements	101,245	—	—	101,245
The values of loans held for sale are generally based on market prices for loans with similar characteristics or external valuations. The values of impaired loans are determined by either collateral valuations or discounted present value of the expected cash flow calculations.
Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 10 and 14 percent applied for estimated holding and selling costs and other external factors that may impact the marketability of the property. Impaired loans are assigned to an asset manager and monitored monthly for significant changes since the last valuation. If significant changes are noted, the asset manager orders a new valuation or adjusts the valuation accordingly.
Expected cash flows are determined using expected loss rates developed from historic experience for loans with similar risk characteristics. No financial liabilities were carried at fair value on a nonrecurring basis as of March 31, 2012, December 31, 2011 or March 31, 2011.

OREO is measured and reported at fair value using level 3 inputs for valuations based on nonobservable criteria. The values of OREO is determined by collateral valuations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 10 and 14 percent applied for estimated holding and selling costs and other external factors that may impact the marketability of the property. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. The asset manager uses the information gathered from brokers and other market sources to identify any significant changes in the market or the subject property as they occur. Valuations are then adjusted or new appraisals are ordered to ensure the reported values reflect the most current information. The following table provides information regarding OREO for the three month periods ended March 31, 2012 and 2011.

	Three Months Ended March 31
	2012	2011
Current year foreclosures:
Covered under loss share agreements	$20,532	$40,800
Not covered under loss share agreements	6,308	6,129
Loan charge-offs recorded due to the measurement and initial recognition of OREO:
Covered under loss share agreements	959	3,787
Not covered under loss share agreements	458	668
Write-downs recorded subsequent to foreclosure for OREO:
Covered under loss share agreements	122	4,566
Not covered under loss share agreements	483	749
Fair value of OREO remeasured in current year:
Covered under loss share agreements	21,344	48,016
Not covered under loss share agreements	8,048	10,705

Note G
Employee Benefit Plans
Pension expense is a component of employee benefits expense. For the three-month periods ended March 31, 2012 and 2011 the components of pension expense are as follows:

	Three Months Ended March 31
	2012	2011
Service cost	$2,827	$2,571
Interest cost	4,496	4,507
Expected return on assets	(5,379)	(5,535)
Amortization of prior service cost	53	39
Amortization of net actuarial loss	2,737	1,213
Total pension expense	$4,734	$2,795
The assumed discount rate for 2012 is 4.75 percent, the expected long-term rate of return on plan assets is 7.50 percent and the assumed rate of salary increases is 4.00 percent. For 2011 the assumed discount rate was 5.50 percent, expected long-term rate of return was 7.75 percent and the assumed rate of salary increases was 4.50 percent.

Note H
Commitments and Contingencies
In order to meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit, and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.
Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit-risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment including cash deposits, securities and other assets. At March 31, 2012 BancShares had unused commitments totaling $5,748,952 compared to $5,636,942 at December 31, 2011 and $5,704,757 at March 31, 2011.
Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At March 31, 2012, December 31, 2011, and March 31, 2011, BancShares had standby letters of credit amounting to $59,798, $57,446 and $71,942, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients, and therefore, these letters of credit are collateralized when necessary.
Residential mortgage loans sold with limited recourse liability represent guarantees to repurchase the loans or repay a portion of the sale proceeds in the event of nonperformance by the borrower. The recourse period is generally 120 days or less. At March 31, 2012, December 31, 2011 and March 31, 2011, BancShares has sold loans of approximately $210,789, $207,963 and $191,606 respectively for which the recourse period had not yet elapsed. Of these loans at March 31, 2012, $161,937 represent loans that would require repurchase in the event of nonperformance by the borrower. Any loans that are repurchased under the recourse obligation would carry the same credit risk as mortgage loans originated by the company and would be collateralized in the same manner.
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

During March 2012, FCB received communications from the U.S. Small Business Administration (SBA) asserting that the SBA is entitled to receive proportionate shares of certain amounts paid or to be paid by the FDIC to FCB pursuant to the Loss Share Agreement between FCB and the FDIC applicable to Temecula Valley Bank.  The SBA makes reference to the treatment of guarantee, insurance and surety proceeds under the SBA 750 Loan Guaranty Agreement and the 7(a) Loan Program Requirements.  FCB disagrees with the SBA's position, and intends to vigorously protect its interests in this matter.  FCB is presently unable to determine the related outcome or range of loss, if any, related to this claim.

FCB has recently identified issues in its compliance with certain Treasury Regulations governing the provision of information returns to customers relating to debt presumed to have been forgiven for tax purposes.  FCB is currently investigating this matter, including analyzing the scope and potential financial impact. FCB is presently unable to determine the related outcome or range of loss, if any, and the period of time necessary to resolve this matter is uncertain.

Note I
Derivatives
At March 31, 2012, BancShares had an interest rate swap that qualifies as a cash flow hedge under US GAAP. BancShares had two earlier interest rate swaps that were entered into in 2006 and 2009, respectively. The 2006 swap matured on June 30, 2011 while the 2009 swap was terminated in December 2011. Both of the earlier interest rate swaps qualified as cash flow hedges during the period of time they were in effect. For all periods presented, the fair value of the outstanding derivatives is included in other liabilities in the consolidated balance sheets and the net change in fair value is included in other liabilities in the consolidated statements of cash flows.
The interest rate swaps are used for interest rate risk management purposes and convert variable-rate exposure on outstanding debt to a fixed rate. The 2011 interest rate swap has a notional amount of $93,500, representing the amount of variable-rate trust preferred capital securities issued during 2006 and still outstanding at the swap inception date. The 2011 interest rate swap hedges interest payments through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. Settlement of the swap occurs quarterly. As of March 31, 2012, collateral with a fair value of $14,668 was pledged to secure the existing obligation under the interest rate swap.
The 2006 interest rate swap hedged interest payments through June 2011 and required fixed-rate payments by BancShares at 7.125 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. The 2009 Swap, which was intended to convert variable-rate exposure on outstanding debt to a fixed rate during the period July 2011 through June 2016, required fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR. The 2009 interest rate swap was terminated in December 2011 due to the purchase of $21,500 of the underlying trust preferred capital securities.

	March 31, 2012		December 31, 2011		March 31, 2011
	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
2006 interest rate swap hedging variable rate exposure on trust preferred securities 2006-2011	$—	$—	$—	$—	$115,000	$1,450
2009 interest rate swap hedging variable rate exposure on trust preferred securities 2011	—	—	—	—	115,000	6,325
2011 interest rate swap hedging variable rate exposure on trust preferred securities 2011-2016	93,500	10,325	93,500	10,714	—	—
		$10,325		$10,714		$7,775
For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swaps have been fully effective since inception. Therefore, changes in the fair value of the interest rate swaps have had no impact on net income. For the three month periods ended March 31, 2012 and 2011, BancShares recognized interest expense of $749 and $1,458, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness.
The following table discloses activity in accumulated other comprehensive income (loss) related to the interest rate swaps during the three month periods ended March 31, 2012 and 2011.

	2012	2011
Accumulated other comprehensive loss resulting from interest rate swaps as of January 1	$(10,714)	$(9,492)
Other comprehensive income (loss) recognized during three month period ended March 31	389	1,717
Accumulated other comprehensive loss resulting from interest rate swaps as of March 31	$(10,325)	$(7,775)
BancShares monitors the credit risk of the interest rate swap counterparty.
Note J
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) included the following as of March 31, 2012, December 31, 2011 and March 31, 2011:

	March 31, 2012			December 31, 2011			March 31, 2011
	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains on investment securities available for sale	$23,667	$9,327	$14,340	$26,565	$10,450	$16,115	$13,856	$5,223	$8,633
Funded status of defined benefit plan	(122,465)	(47,957)	(74,508)	(125,255)	(49,049)	(76,206)	(72,694)	(28,859)	(43,835)
Unrealized loss on cash flow hedge	(10,325)	(4,077)	(6,248)	(10,714)	(4,231)	(6,483)	(7,775)	(3,070)	(4,705)
Total	$(109,123)	$(42,707)	$(66,416)	$(109,404)	$(42,830)	$(66,574)	$(66,613)	$(26,706)	$(39,907)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2012, the reclassifications have no effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms we, us and BancShares refer to the consolidated financial position and consolidated results of operations for BancShares.
BancShares is a financial holding company headquartered in Raleigh, North Carolina that offers full-service banking through its wholly-owned banking subsidiary, First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank. Prior to 2011, BancShares operated through two wholly-owned subsidiaries, First-Citizens Bank & Trust Company (FCB) and IronStone Bank (ISB). On January 7, 2011, ISB was merged into FCB. FCB is a state-chartered bank organized under the laws of the state of North Carolina and ISB was a federally-charted thrift institution. As of March 31, 2012, FCB operated 430 branches in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Washington, California, Florida, Georgia, Texas, Arizona, New Mexico, Oregon, Colorado, Oklahoma, Kansas, Missouri and Washington, DC.
While our growth has historically been achieved primarily through de novo activities, since mid-2009 BancShares has participated in six FDIC-assisted transactions involving failed financial institutions. These transactions have had a significant impact on BancShares' financial condition and results of operations in subsequent periods.
FDIC-ASSISTED TRANSACTIONS
FDIC-assisted transactions have provided significant growth opportunities for BancShares during 2011, 2010, and 2009. These transactions have allowed us to increase our presence in markets in which we presently operate, and to expand our banking presence to contiguous markets. Additionally, purchase discounts and fair value adjustments on acquired assets and assumed liabilities resulted in significant acquisition gains recorded at the time of each acquisition. All of the FDIC-assisted transactions include loss share agreements which protect us from a substantial portion of the credit and asset quality risk that we would otherwise incur.
Acquisition accounting and issues affecting comparability of financial statements. As estimated exposures related to the acquired assets covered by the loss share agreements change based on post-acquisition events, our adherence to accounting principles generally accepted in the United States of America (US GAAP) and accounting policy elections that we have made affect the comparability of our current results of operations to earlier periods. Adjustments affecting assets covered by loss share agreements are recorded on a gross basis. Several of the key issues affecting comparability are as follows:

•	When post acquisition events suggest that the amount of cash flows we will ultimately receive for a loan covered by a loss share agreement is less than originally expected:

▪	An allowance for loan and lease losses is established for the post-acquisition exposure that has emerged with a corresponding charge to provision for loan and lease losses;

▪	The receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding increase to noninterest income;

•	When post acquisition events suggest that the amount of cash flows we will ultimately receive for a loan covered under a loss share agreement is greater than originally expected:

▪
Any allowance for loan and lease losses that was previously established for post-acquisition exposure is reversed with a corresponding reduction to provision for loan and lease losses; if no allowance was established in earlier periods, the amount of the improvement in the cash flow projection results in a reclassification from the nonaccretable difference created at the acquisition date to an accretable yield; the newly-identified accretable yield is accreted into income in future periods over the remaining life of the loan as a credit to interest income;

▪
The receivable from the FDIC is adjusted immediately for reversals of previously recognized impairment and prospectively for reclassifications from non-accretable difference to reflect the indemnified portion of the post-acquisition change in exposure. A corresponding reduction in noninterest income is also recorded immediately or over the shorter of the remaining life of the related loan or loss share agreement;

•
When actual payments received on loans are greater than initial estimates, large nonrecurring discount accretion may be recognized during a specific period; discount accretion is recognized as an increase to interest income.

•
Adjustments to the FDIC receivable resulting from changes in estimated loan cash flows are based on the reimbursement provision of the applicable loss share agreement with the FDIC. Adjustments to the FDIC receivable partially offset the adjustment to the covered loan carrying value, but the rate of the change to the FDIC receivable relative to the change in the covered loan carrying value is not constant. The loss share agreements establish reimbursement rates for losses incurred within certain ranges. In some loss share agreements, higher loss estimates result in higher reimbursement rates, while in other loss share agreements, higher loss estimates trigger a reduction in the reimbursement rates. In addition, some of the loss share agreements include clawback provisions that require the purchaser to remit a payment to the FDIC in the event that the aggregate amount of losses is less than a loss estimate established by the FDIC. The adjustments to the FDIC receivable based on changes in loss estimates are measured based on the actual reimbursement rates and consider the impact of changes in the projected clawback payment. Table 2 provides details on the various reimbursement rates for each loss share agreement.

Balance sheet impact. Table 1 provides information regarding the six FDIC-assisted transactions consummated during 2011, 2010 and 2009. Adjustments to acquisition date fair values are subject to change for one year following the closing date of each respective acquisition. No adjustments were made to previously reported fair values during the first quarter of 2012.

FDIC-ASSISTED TRANSACTIONS
Table 1

		Fair value of
Entity	Date of transaction	Loans acquired	Deposits assumed	Short-term borrowings assumed	Long-term obligations assumed	Gains on acquisition
		(thousands)
Colorado Capital Bank (CCB)	July 8, 2011	$322,162	$606,501	$15,212	$—	$86,943
United Western Bank (United Western)	January 21, 2011	759,351	1,604,858	336,853	207,627	63,474
Sun American Bank (SAB)	March 5, 2010	290,891	420,012	42,533	40,082	27,777
First Regional Bank (First Regional)	January 29, 2010	1,260,249	1,287,719	361,876	—	107,738
Venture Bank (VB)	September 11, 2009	456,995	709,091	—	55,618	48,000
Temecula Valley Bank (TVB)	July 17, 2009	855,583	965,431	79,096	—	56,400
Total		$3,945,231	$5,593,612	$835,570	$303,327	$390,332
US GAAP permits acquired loans to be accounted for in designated pools based on common risk characteristics. For all CCB loans and for United Western residential mortgage loans, we assigned loans to pools based on various factors including loan type, collateral type and performance status. When loans are pooled, improvements in some loans within a pool may offset against deterioration in other loans within the same pool resulting in less volatility in net interest income and provision for loan and lease losses. The CCB loans had a fair value of $320.8 million at the acquisition date; the residential mortgage loans acquired from United Western had a fair value of $223.1 million at the acquisition date. All other acquired loans are not assigned to loan pools and are being accounted for at the individual loan level. The non-pool election for the majority of our acquired loans could potentially accentuate volatility in net interest income and the provision for loan and lease losses.
Income statement impact. The six FDIC-assisted transactions created acquisition gains recognized at the time of the respective transaction. No acquisition gains were recorded for the three-month period ended March 31, 2012 and acquisition gains of $63.5 million were recorded for the corresponding period of 2011 relating to the United Western transaction. Additionally, the acquired loans, assumed deposits and assumed borrowings originated by the six banks have affected net interest income, provision for loan and lease losses and noninterest income. Increases to noninterest expense have resulted from incremental staffing and facility costs for the branch locations resulting from the FDIC-assisted transactions. Various fair value discounts and premiums that were previously recorded are being accreted and amortized into income over the life of the underlying asset or liability.
As previously discussed, post-acquisition changes that affect the amount of expected cash flows can result in recognition of provision for loan and lease losses or the reversal of previously-recognized provision for loan and lease losses. During the three-month period ended March 31, 2012 total provision for loan losses related to acquired loans equaled $9.6 million compared to $32.6 million during the same period of 2011. The decrease in the provision for covered loan losses in 2012 is the result of lower charge-offs and less post-acquisition deterioration on the remaining loans.

During the three-month period ended March 31, 2012, total discount accretion for loans for which a fair value discount had been recorded, equaled $64.9 million compared to $51.7 million during the same period of 2011.
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
Unscheduled prepayment of loan balances and post-acquisition deterioration of covered loans also result in adjustments to the FDIC receivable for changes in the estimated amount that would be covered under the respective loss share agreement. During the three-month period ended March 31, 2012, the adjustment to the FDIC receivable resulting from large unscheduled payments and other favorable adjustments exceeded the amount of the adjustment for post-acquisition deterioration, resulting in a net reduction to the FDIC receivable and a net charge of $26.8 million to noninterest income compared to a net reduction in the receivable and a corresponding reduction in noninterest income of $10.4 million during the same period of 2011. When compared to the first quarter of 2011, adjustments to the FDIC receivable resulted in a $16.4 million net decrease in noninterest income for the first quarter of 2012.
The various terms of each loss share agreement and the components of the resulting FDIC receivable is provided in Table 2 below. The table includes the estimated fair value of the FDIC receivable at the respective acquisition dates of each FDIC-assisted transaction as well as the carrying value of the FDIC receivable for each transaction at March 31, 2012. Additionally, the portion of the carrying value of the receivable that relates to accretable yield from improvements in acquired loan cash flows subsequent to acquisition is provided for each loss share agreement. This component of the FDIC receivable will be recognized as a reduction to noninterest income over the shorter of the remaining life of the associated receivables or the related loss share agreement. The fair value of the FDIC receivable at the respective acquisition dates and the carrying value as of March 31, 2012 include estimated obligations to the FDIC under any applicable clawback provisions.

Table 2
LOSS SHARE PROVISIONS AND RECEIVABLE FROM FDIC

	FDIC receivable				Losses/expenses realized through March 31, 2012
Entity/Loss ranges	Reimbursement rate	Fair value at acquisition date	Carrying value at March 31, 2012	Receivable related to accretable yield as of March 31, 2012	Amount incurred	Cumulative amount reimbursed by FDIC through March 31, 2012	Amount claimed from FDIC for March 31, 2012 filings
	(dollars in thousands)
TVB - combined losses		$103,558	$92,999	$24,404	$178,505	$—	$—
Losses up to $193,262	0%
Losses between $193,262 and $464,000	80%
Losses above $464,000	95%
No clawback provision applies
VB - combined losses		138,963	30,068	7,850	144,186	114,311	1,039
Losses up to $235,000	80%
Losses above $235,000	95%
No clawback provision applies
First Regional - combined losses		378,695	69,163	16,598	306,894	196,699	15,361
Losses up to $41,815	0%
Losses between $41,815 and $1,017,000	80%
Losses above $1,017,000	95%
Clawback provisions apply
SAB - combined losses		89,734	34,542	5,938	73,556	56,130	2,715
Losses up to $99,000	80%
Losses above $99,000	95%
Clawback provisions apply
United Western
Non-single family residential losses
Losses up to $111,517	80%	112,672	35,099	34,301	90,768	66,989	5,876
Losses between $111,517 and $227,032	30%
Losses above $227,032	80%
Single family residential losses
Losses up to $32,489	80%	24,781	18,141	201	802	549	93
Losses between$32,489 and $57,653	0%
Losses above $57,653	80%
Clawback provisions apply
CCB - combined losses		155,070	130,339	12,844	97,752	34,432	43,811
Losses up to $230,991	80%
Losses between $230,991 and $285,947	0%
Losses above $285,947	80%
Clawback provisions apply
Total		$1,003,473	$410,351	$102,136	$892,463	$469,110	$68,895

EXECUTIVE OVERVIEW AND PERFORMANCE SUMMARY
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
Various external factors influence the focus of our business efforts. Due to unprecedented asset quality challenges, capital shortages and a lingering global economic recession, the U.S. banking industry has experienced serious financial challenges beginning in 2008, and those pressures have continued into the first quarter of 2012. During this period of industry-wide turmoil, we have elected to participate in FDIC-assisted transactions involving distressed financial institutions. Participation in FDIC-assisted transactions has created opportunities to increase our business volumes in markets in which we presently operate and to expand our banking presence to adjacent markets which we deem demographically attractive. For each of the six FDIC-assisted transactions that we have completed as of March 31, 2012, loss share agreements protect us from a substantial portion of the asset quality risk that we would otherwise incur. Additionally, purchase discounts and fair value adjustments on acquired assets and assumed liabilities have resulted in significant acquisition gains that have constituted a substantial portion of the equity required to fund the transactions.
Despite the recognition of significant acquisition gains in 2009, 2010 and 2011, our core earnings are pressured by recessionary economic conditions, tight interest margins, newly imposed restrictions on our ability to collect certain fees from our customers, and a relatively high level of difficulty for businesses and consumers to meet their debt service obligations. Other customers continue to repay existing debt or defer new borrowings due to lingering economic uncertainty, resulting in continuing soft demand for loan products.
Real estate demand in many of our markets remains weak, resulting in continued depressed real estate prices that have adversely affected collateral values for many borrowers. In an effort to assist customers experiencing financial difficulty, we have selectively agreed to modify existing loan terms to provide relief to customers who are experiencing liquidity challenges or other circumstances that could affect their ability to meet debt obligations. These efforts have resulted in an increase in troubled debt restructurings during 2012 and 2011. The majority of the modifications we provide are to customers that are currently performing under existing terms, but may be unable to do so in the near future without a modification.
The demand for our deposit and treasury services products has been adversely influenced by extraordinarily low interest rates, but favorably by the instability in alternative investment markets. Our balance sheet liquidity position remains strong despite our participation in FDIC-assisted transactions and the liquidity management challenge of retaining assumed deposits at a reasonable cost.
Ongoing economic weakness continues to have a significant impact on virtually all financial institutions in the United States. Beyond the profitability pressures resulting from a weak economy, financial institutions continue to face challenges resulting from legislative and governmental efforts to stabilize the financial services industry and provide consumer protection. In addition to the various actions previously enacted by governmental agencies and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), further changes will occur likely leading to higher capital requirements and additional compliance costs for the banking industry.

One of the provisions of the Dodd-Frank Act required the Federal Reserve to adopt rules regarding the interchange fees that may be charged by banks for electronic debit transactions. The final rules required that interchange rates be reduced to the promulgated limits outlined in the regulations beginning October 2011. As a result of the interchange limits, our cardholder and merchant services income declined significantly and will continue to be adversely affected throughout 2012.
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
BancShares’ consolidated net income during the first quarter of 2012 equaled $35.5 million, a decrease of $26.3 million from the $61.8 million earned during the corresponding period of 2011. The annualized return on average assets and equity amounted to 0.68 percent and 7.63 percent respectively, during the first quarter of 2012, compared to 1.18 percent and 14.30 percent during the same period of 2011. Net income per share during the first quarter of 2012 totaled $3.45, compared to $5.92 during the first quarter of 2011.

The decrease in net income in 2012 was due primarily to the gain on the United Western transaction recorded in the first quarter of 2011 which resulted in an after-tax increase in net income of $38.6 million. No acquisition gains were recorded in the first quarter of 2012. The absence of acquisition gains in 2012 was partially offset by higher net interest income and reductions in the provision for loan and lease losses and noninterest expense.
Net interest income increased $17.0 million from $204.0 million in the first quarter of 2011 to $221.0 million in 2012. This increase is a result of higher discount accretion during 2012 as well as lower funding costs. The taxable-equivalent net yield on interest-earning assets increased by 44 basis points from 4.36 percent in the first quarter 2011 to 4.80 percent in 2012 due to the favorable impact of yields on acquired loans and lower rates on deposits. The impact of accreted loan discounts resulting from large unscheduled prepayments on acquired loans significantly impacted the taxable-equivalent net yield on interest-earning assets. Since large unscheduled prepayments are unpredictable, the yield on interest-earning assets may decline in future periods.
The provision for loan and lease losses recorded during the first quarter of 2012 equaled $30.7 million, compared to $44.4 million during the first quarter of 2011 The decrease was caused by lower levels of post-acquisition deterioration of acquired loans covered by loss share agreements with the FDIC. To the extent that the deterioration is covered by a loss share agreement, there is a corresponding adjustment to the FDIC receivable with an offset to noninterest income for the covered portion at the appropriate indemnification rate.
Noninterest income decreased $82.6 million in the first quarter of 2012 when compared to the first quarter of 2011 due primarily to $63.5 million in acquisition gains recorded in 2011, adjustments to the FDIC receivable for assets covered by loss share agreements and lower cardholder and merchant services income.
Noninterest expense declined $6.7 million or 3.5 percent in the first quarter of 2012 when compared to the same period in 2011. The decrease was due to lower FDIC insurance expense and external processing costs partially offset by higher hardware and software expenses.

SELECTED QUARTERLY DATA					Table 3
	2012	2011
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$246,752	$272,176	$252,179	$245,604	$245,200
Interest expense	25,800	29,758	34,992	38,229	41,213
Net interest income	220,952	242,418	217,187	207,375	203,987
Provision for loan and lease losses	30,715	89,253	44,628	53,977	44,419
Net interest income after provision for loan and lease losses	190,237	153,165	172,559	153,398	159,568
Gains on acquisitions	—	—	87,788	—	63,474
Other noninterest income	46,943	105,238	75,956	66,649	66,106
Noninterest expense	183,331	211,583	203,832	187,482	190,028
Income before income taxes	53,849	46,820	132,471	32,565	99,120
Income taxes	18,354	16,273	50,536	11,265	37,360
Net income	$35,495	$30,547	$81,935	$21,300	$61,760
Net interest income, taxable equivalent	$221,765	$243,309	$218,178	$208,301	$204,939
PER SHARE DATA
Net income	$3.45	$2.97	$7.91	$2.04	$5.92
Cash dividends	0.30	0.30	0.30	0.30	0.30
Market price at period end (Class A)	182.69	174.99	143.54	187.22	200.58
Book value at period end	184.14	180.97	181.58	174.11	171.46

SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$20,843,491	$21,042,227	$21,157,741	$21,042,081	$21,385,014
Investment securities	4,141,160	4,056,949	4,082,574	4,162,397	4,568,205
Loans and leases (covered and noncovered)	13,822,226	14,093,034	14,173,224	14,028,109	13,904,054
Interest-earning assets	18,584,625	18,670,998	18,821,838	18,742,282	19,067,378
Deposits	17,498,813	17,679,125	17,772,429	17,678,210	18,065,652
Interest-bearing liabilities	14,478,901	14,635,353	14,991,875	15,018,805	15,543,484
Long-term obligations	682,067	713,378	753,685	797,375	802,720
Shareholders' equity	$1,870,066	$1,869,479	$1,830,503	$1,803,385	$1,752,129
Shares outstanding	10,283,842	10,286,271	10,363,964	10,422,857	10,434,453
SELECTED QUARTER-END BALANCES
Total assets	$21,143,628	$20,881,493	$21,015,344	$21,021,650	$21,167,495
Investment securities	4,459,427	4,058,245	3,996,768	4,016,339	4,204,357
Loans and leases:
Covered under loss share agreements	2,183,869	2,362,152	2,557,450	2,399,738	2,658,134
Not covered under loss share agreements	11,489,529	11,581,637	11,603,526	11,528,854	11,392,351
Deposits	17,759,492	17,577,274	17,663,275	17,662,966	17,811,736
Long-term obligations	649,818	687,599	744,839	792,661	801,081
Shareholders' equity	$1,892,123	$1,861,128	$1,871,930	$1,810,189	$1,788,214
Shares outstanding	10,275,731	10,284,119	10,309,251	10,396,765	10,434,453
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.68%	0.58%	1.55%	0.42%	1.18%
Rate of return on average shareholders' equity (annualized)	7.63	6.48	17.95	4.94	14.30
Net yield on interest-earning assets (taxable equivalent)	4.80	5.17	4.60	4.46	4.36
Allowance for loan and lease losses to total loans and leases:
Covered by loss share agreements	3.94	3.78	2.93	2.89	2.08
Not covered by loss share agreements	1.62	1.56	1.54	1.57	1.56
Nonperforming assets to total loans and leases and other real estate at period end:
Covered by loss share agreements	18.68	17.95	16.64	16.39	12.92
Not covered by loss share agreements	0.99	0.89	0.93	1.06	1.13
Tier 1 risk-based capital ratio	15.74	15.41	15.46	15.38	15.24
Total risk-based capital ratio	17.62	17.27	17.33	17.27	17.32
Leverage capital ratio	10.16	9.90	9.83	9.50	9.35
Dividend payout ratio	8.70	10.10	3.79	14.71	5.07
Average loans and leases to average deposits	78.99	79.72	79.75	79.35	76.96
Average loan and lease balances include nonaccrual loans and leases. See discussion of issues affecting comparability of financial statements under the caption FDIC-Assisted Transactions.

INTEREST-EARNING ASSETS
Interest-earning assets include loans and leases, investment securities, and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier investments typically carry a higher interest rate, but expose us to potentially increased levels of default.
We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures with a concentration of owner-occupied real estate loans in the medical, dental and related fields. The focus on asset quality also influences the composition of our investment securities portfolio. At March 31, 2012, the mix of our investment securities portfolio is comprised of 23.9 percent United States Treasury securities, 64.0 percent United States government agency securities, 5.1 percent corporate bonds issued under the FDIC’s Treasury Liquidity Guaranty Program and 6.6 percent residential mortgage-backed securities. Overnight investments are selectively made with the Federal Reserve Bank and other financial institutions that are within our risk tolerance.
During 2012 and 2011, changes in interest-earning assets primarily reflect the impact of assets acquired in the FDIC-assisted transactions and modest deposit growth within our legacy markets. During the first quarter of 2012, interest-earning assets averaged $18.58 billion, a decrease of $482.8 million or 0.0 percent from the first quarter of 2011. The decrease was caused by continued loan and deposit reductions in the 2009 and 2010 acquisition markets offset by the impact of the acquisition of assets and assumption of deposits from United Western and CCB in 2011.
Loans and leases. Total noncovered loans and leases increased from March 31, 2011 due to moderately improved commercial loan demand offset by lower levels of consumer loans and construction loans. Total noncovered loans have increased $97.2 million from $11.39 billion at March 31, 2011 to $11.49 billion at March 31, 2012 but declined $92.1 million since December 31, 2011.
Loans covered by loss share agreements with the FDIC totaled $2.18 billion at March 31, 2012 compared to $2.36 billion at December 31, 2011 and $2.66 billion at March 31, 2011. The balance and mix of covered loans as of March 31, 2012 was impacted by the loans acquired in the CCB transaction during the third quarter of 2011 as well as the continued run-off of acquired loans. Table 4 provides the composition of covered loan and leases.
Commercial mortgage loans not covered by loss share agreements totaled $5.13 billion at March 31, 2012, 44.6 percent of noncovered loans and leases. This balance represents an increase of $23.0 million or 0.4 percent since December 31, 2011 and $364.6 million or 7.7 percent since March 31, 2011. The sustained growth reflects our continued focus on small business customers, particularly among medical-related and other professional customers. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.
At March 31, 2012, revolving mortgage loans not covered by loss share agreements totaled $2.28 billion, representing 19.9 percent of total noncovered loans outstanding, a decrease of $14.2 million or 0.6 percent since December 31, 2011 and $17.5 million or 0.8 percent compared to March 31, 2011. The lack of growth in revolving mortgage loans from 2011 is a result of reduced demand for consumer borrowing.
At March 31, 2012, commercial and industrial loans not covered by loss share agreements equaled $1.74 billion or 15.1 percent of total noncovered loans and leases, a reduction of $24.7 million or 1.4 percent since December 31, 2011 and $52.3 million or 2.9 percent since March 31, 2011. Weak economic conditions have limited our ability to originate commercial and industrial loans that meet our underwriting standards. .
Commercial construction and land development loans not covered by loss share agreements totaled $346.6 million or 3.0 percent of total loans at March 31, 2012, a decrease of $27.2 million or 7.3 percent since March 31, 2011. This decrease was driven by increased charge-off and foreclosure activity in the construction and land development portfolio as well as a reduction in originations. The noncovered construction and land development loans are generally not comprised of loans to builders to acquire, develop or construct homes in large tracts of real estate, and are located in North Carolina and Virginia where residential real estate values have declined less severely than other markets in which we operate.
Consumer loans not covered by loss share agreements totaled $451.1 million at March 31, 2012 down $140.4 million or 23.7 percent since March 31, 2011 and down $46.3 million or 9.3 percent from December 31, 2011. This decline results from our decision during 2008 to discontinue originations of automobile sales finance loans through our dealer network and the general contraction in consumer borrowing in 2011 and 2012 due to recessionary economic conditions.
Residential mortgage loans not covered by loss share agreements totaled $793.6 million at March 31, 2012 down $15.0 million or 1.9 percent since March 31, 2011 and down $9.5 million or 1.2 percent from December 31, 2011. The majority of residential mortgage loans that we originated in 2011 and in the first quarter of 2012 were sold to investors while certain loans are retained in the loan portfolio principally due to the nonconforming characteristics of the retained loans.

Commercial mortgage loans covered by loss share agreements totaled $1.20 billion at March 31, 2012, representing 54.7 percent of the total covered portfolio compared to $1.26 billion at December 31, 2011 and $1.43 billion at March 31, 2011. Commercial construction and land development loans covered by loss share agreements totaled $310.6 million, or 14.2 percent of total covered loans at March 31, 2012, a decrease of $28.3 million from the December 31, 2011 total and $91.7 million from the March 31, 2011 total. Covered residential mortgage loans totaled $298.5 million or 13.7 percent of the covered portfolio as of March 31, 2012 compared to $327.6 million or 13.9 percent of total covered loans at December 31, 2011. The changes in covered loan balances since December 31, 2011 and from March 31, 2011 are caused by continued reductions of outstanding loans from the FDIC-assisted transactions from foreclosure, payoffs and normal run-off offset by the acquisition of loans from CCB in July 2011.
We expect non-acquisition loan growth for the next several quarters to be limited due to the generally weak demand for loans and widespread customer desire to deleverage. Loan projections are subject to change due to further economic deterioration or improvement and other external factors.

LOANS AND LEASES					Table 4
	2012	2011
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Covered loans	$2,183,869	$2,362,152	$2,557,450	$2,399,738	$2,658,134
Noncovered loans and leases:
Commercial:
Construction and land development	346,557	381,163	416,719	407,134	373,769
Commercial mortgage	5,127,948	5,104,993	4,996,036	4,861,457	4,763,393
Other commercial real estate	150,316	144,771	144,538	148,977	147,150
Commercial and industrial	1,739,724	1,764,407	1,797,581	1,805,812	1,792,042
Lease financing	315,704	312,869	304,039	303,104	295,994
Other	149,792	158,369	158,782	170,758	174,370
Total commercial loans	7,830,041	7,866,572	7,817,695	7,697,242	7,546,718
Non-commercial:
Residential mortgage	793,612	784,118	816,738	825,610	808,650
Revolving mortgage	2,282,138	2,296,306	2,302,482	2,303,687	2,299,668
Construction and land development	132,677	137,271	139,185	145,445	145,864
Consumer	451,061	497,370	527,426	556,870	591,451
Total non-commercial loans	3,659,488	3,715,065	3,785,831	3,831,612	3,845,633
Total noncovered loans and leases	11,489,529	11,581,637	11,603,526	11,528,854	11,392,351
Total loans and leases	$13,673,398	$13,943,789	$14,160,976	$13,928,592	$14,050,485

	March 31, 2012			December 31, 2011			March 31, 2011
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
Loans covered by loss share agreements:
Commercial:
Construction and land development	$100,736	$209,865	$310,601	$117,603	$221,270	$338,873	$112,271	$290,045	$402,316
Commercial mortgage	122,876	1,072,665	1,195,541	138,465	1,122,124	1,260,589	141,869	1,290,763	1,432,632
Other commercial real estate	31,727	113,251	144,978	33,370	125,024	158,394	36,338	126,967	163,305
Commercial and industrial	17,397	75,864	93,261	27,802	85,640	113,442	31,124	139,917	171,041
Lease financing	—	45	45	—	57	57	22	249	271
Other	—	1,283	1,283	—	1,330	1,330	—	1,729	1,729
Total commercial loans	272,736	1,472,973	1,745,709	317,240	1,555,445	1,872,685	321,624	1,849,670	2,171,294
Noncommercial:
Residential mortgage	46,905	251,633	298,538	46,130	281,438	327,568	19,846	327,547	347,393
Revolving mortgage	14,125	35,891	50,016	15,350	36,202	51,552	7,341	16,068	23,409
Construction and land development	56,722	28,833	85,555	78,108	27,428	105,536	56,829	54,596	111,425
Consumer	1,453	2,598	4,051	1,477	3,334	4,811	140	4,473	4,613
Total noncommercial loans	119,205	318,955	438,160	141,065	348,402	489,467	84,156	402,684	486,840
Total loans covered by loss share agreements	$391,941	$1,791,928	$2,183,869	$458,305	$1,903,847	$2,362,152	$405,780	$2,252,354	$2,658,134

Investment securities. Investment securities available for sale equaled $4.46 billion at March 31, 2012, compared to $4.06 billion at December 31, 2011 and $4.20 billion at March 31, 2011. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes.
Changes in the investment securities portfolio result from trends among loans and leases, deposits and short-term borrowings. When inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow overnight investments to decline and use proceeds from maturing securities to fund loan demand. Details of investment securities at March 31, 2012 and March 31, 2011 are provided in Table 5.
Income on interest-earning assets. Interest income amounted to $246.8 million during the first quarter of 2012, a $1.6 million or 0.6 percent increase from the first quarter of 2011. The increase in interest income resulted from higher yields on loans resulting from an increase in accretable yield recognized on acquired loans. Average interest-earning assets decreased $482.8 million or 0.0 percent from $19.07 billion to $18.58 billion. The taxable-equivalent yield on interest-earning assets equaled 5.36 percent for the first quarter of 2012, compared to 5.24 percent for the corresponding period of 2011 as reflected in Table 6.
Loan and lease interest income for the first quarter of 2012 equaled $238.1 million, an increase of $6.7 million from the first quarter of 2011, the result of higher yields resulting from an increase in accretable yield recognized on acquired loans offset by lower average balances. Average loans and leases decreased $81.8 million or 0.0 percent from the first quarter of 2011 to the first quarter of 2012. The taxable-equivalent yield was 6.95 percent during the first quarter of 2012, an 18 basis point increase from the same period of 2011. The increased yield resulted partially from $64.9 million of discount accreted into income during the first quarter of 2012 related to acquired loans compared to $51.7 million of discount accreted in the first quarter of 2011.

INVESTMENT SECURITIES								Table 5
	March 31, 2012				March 31, 2011
			Average	Taxable			Average	Taxable
		Fair	Maturity (1)	Equivalent		Fair	Maturity (1)	Equivalent
	Cost	Value	(Yrs./Mos.)	Yield (1)	Cost	Value	(Yrs./Mos.)	Yield (1)
Investment securities available for sale:
U. S. Treasury:
Within one year	$688,017	$688,176	0/6	0.28%	$1,153,338	$1,156,016	0/6	0.76%
One to five years	377,018	376,860	1/5	0.26	311,175	310,954	1/3	0.365
Total	1,065,035	1,065,036	0/10	0.27	1,464,513	1,466,970	0/8	0.672
Government agency:
Within one year	1,836,533	1,833,624	0/5	0.70	1,585,457	1,572,500	0/8	1.07
One to five years	1,022,664	1,021,761	2/0	0.47	347,288	343,628	1/5	0.91
Five to ten years	—	—	—	—	19,287	19,247	7/0	3.65
Over ten years	—	—	—	—	163,543	163,158	25/1	2.14
Total	2,859,197	2,855,385	1/0	0.62	2,115,575	2,098,533	2/7	1.14
Residential mortgage-backed securities:
Within one year	241	239	0/9	3.12	3	2	0/8	4.97
One to five years	69,835	70,244	3/8	2.73	10,104	10,401	3/5	1.23
Five to ten years	67,219	67,673	6/7	1.37	1,802	1,842	7/9	3.76
Over ten years	145,411	152,752	25/2	4.36	140,574	143,677	27/2	4.70
Total	282,706	290,908	15/5	3.25	152,483	155,922	25/5	4.46
State, county and municipal:
Within one year	242	243	0/10	5.34	755	755	0/7	4.69
One to five years	359	371	1/0	4.95	473	488	1/11	4.90
Five to ten years	10	10	8/8	4.97	10	10	9/8	4.97
Over ten years	415	415	10/8	4.80	—	—	0	—
Total	1,026	1,039	4/11	4.98	1,238	1,253	1/2	4.77
Corporate bonds:
Within one year	225,214	226,428	0/4	1.96	227,196	229,381	0/8	1.78
One to five years	—	—	0	—	226,194	230,336	1/4	1.96
Total	225,214	226,428	0/4	1.96	453,390	459,717	1/0	1.87
Equity securities	894	18,943			965	19,621
Total investment securities available for sale	4,434,072	4,457,739			4,188,164	4,202,016

Investment securities held to maturity:
Residential mortgage-backed securities:
One to five years	379	393	4/11	5.79	5	3	4/10	4.11
Five to ten years	1,201	1,306	5/1	5.5	2,214	2,368	6/0	5.56
Over ten years	108	145	16/0	6.61	122	166	17/0	6.54
Total investment securities held to maturity	1,688	1,844	5/9	5.64	2,341	2,537	6/7	5.61

Total investment securities	$4,435,760	$4,459,583			$4,190,505	$4,204,553

(1)
Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities exempt from federal and/or state income taxes are stated on a taxable yield basis assuming statutory rates of 35.0 percent.

Interest income earned on the investment securities portfolio amounted to $8.3 million during the first quarter of 2012 and $13.4 million during the same period of 2011, a decrease of $5.1 million or 37.8 percent. This decrease in income is the result of lower yields and a decrease in average balances. The taxable-equivalent yield decreased 39 basis points from 1.21 percent in the first quarter of 2011 to 0.82 percent in the first quarter of 2012. This yield reduction was caused by extraordinarily low market interest rates. We anticipate the yield on investment securities will generally remain at current levels until the Federal Reserve begins to raise the benchmark fed funds rates, an action that would likely lead to higher asset yields.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits represent our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and to fulfill commercial customer demand for treasury services. Interest-bearing liabilities totaled $14.52 billion as of March 31, 2012, down $599.8 million from March 31, 2011 due to continued reductions in deposits assumed in FDIC-assisted transactions.
Deposits. At March 31, 2012, total deposits equaled $17.76 billion, an increase of $182.2 million or 1.0 percent since December 31, 2011 and a reduction of $52.2 million or 0.3 percent since March 31, 2011. The relative stability of deposits resulted from a net reduction in assumed deposits offset by moderate increases in legacy markets. The net reduction of assumed deposits from March 31, 2011 occurred despite the assumption of deposits in the CCB FDIC-assisted transaction in the third quarter of 2011 caused by continued declines in this, and other, acquisition markets.
Due to the ongoing industry-wide liquidity challenges and our historic focus on maintaining a significant level of free liquidity, we will continue to focus on deposit retention as a key business objective. While we believe that continuing economic uncertainty makes traditional bank deposit products an attractive investment option for many customers, once economic conditions improve our liquidity position could be adversely impacted as bank deposits are invested elsewhere. Our ability to fund future loan growth could be constrained unless we are able to generate new deposits at a reasonable cost.
Short-term borrowings At March 31, 2012, short-term borrowings totaled $678.0 million compared to $615.2 million at December 31, 2011 and $666.4 million at March 31, 2011. The increase in short term borrowings since December 31, 2011 is primarily the result of the reclassification of long term debt with current maturities.
Long-term obligations. Long-term obligations equaled $649.8 million at March 31, 2012, down $37.8 million from December 31, 2011 and $151.3 million from March 31, 2011. The decrease since March 31, 2011 resulted from maturities and paydowns of Federal Home Loan Bank (FHLB) obligations, the redemption of $21.5 million in trust preferred securities during the fourth quarter of 2011, and reclassifications of obligations with current maturities to short-term borrowings.
At March 31, 2012 and 2011 respectively, long-term obligations included $251.7 million and $273.2 million in junior subordinated debentures representing obligations to two special purpose entities, FCB/NC Capital Trust I and FCB/NC Capital Trust III (the Capital Trusts). The Capital Trusts are the grantor trusts for $243.5 million of trust preferred securities outstanding as of March 31, 2012 and $265.0 million outstanding as of March 31, 2011. The proceeds from the trust preferred securities were used to purchase the junior subordinated debentures issued by BancShares. The $150.0 million in trust preferred securities issued by FCB/NC Capital Trust I mature in 2028 and may be redeemed in whole or in part at a premium that declines until 2018, when the redemption price equals the par value of the securities. The remaining $93.5 million in trust preferred securities issued by FCB/NC Capital Trust III mature in 2036 and may be redeemed at par in whole or in part on or after June 30, 2011. BancShares has guaranteed all obligations of the Capital Trusts. The Dodd-Frank Act contains provisions that, over a three-year period, will eliminate our ability to include the trust preferred securities in tier 1 risk-based capital. The phase-out begins January 1, 2013, when one-third of the outstanding trust preferred securities will be excluded. All trust preferred securities will be excluded from risk-based capital effective January 1, 2015. The inability to include the securities in tier 1 risk-based capital may lead us to redeem a portion of the securities prior to their scheduled maturity dates.
Expense on interest-bearing liabilities. Interest expense amounted to $25.8 million during the first quarter of 2012, a $15.4 million or 37.4 percent decrease from the first quarter of 2011. The reduced level of interest expense resulted from lower rates and average balances. The rate on average interest-bearing liabilities equaled 0.72 percent during the first quarter of 2012, a 35 basis point decrease from the first quarter of 2011. Average interest-bearing liabilities decreased $1.06 billion or 6.8 percent from the first quarter of 2011 to the first quarter of 2012 due to the run-off of deposits assumed in FDIC-assisted transactions and a reduction in long term obligations resulting from maturities and paydowns of FHLB borrowings.
Average interest-bearing deposits equaled $13.16 billion during the first quarter of 2012, a decrease of $937.4 million or 6.6 percent from the first quarter of 2011. Average money market accounts increased $296.6 million or 5.4 percent from the first quarter of 2011, due to the FDIC-assisted transactions and customers holding available liquidity in flexible deposit accounts. During the first quarter of 2012, time deposits averaged $4.48 billion, down $1.36 billion or 23.3 percent from the first quarter of 2011 resulting from customer preference for non-time deposits, partially offset by new balances assumed in the 2011 FDIC-assisted transactions.
For the quarters ended March 31, 2012 and March 31, 2011, short-term borrowings averaged $632.3 million and $638.8 million, respectively. The $6.5 million or 1.0 percent decrease in average short-term borrowings since the first quarter of 2011 is the result of relatively stable funding needs.
NET INTEREST INCOME
Net interest income totaled $221.0 million during the first quarter of 2012, an increase of $17.0 million or 8.3 percent from the first quarter of 2011. The taxable-equivalent net yield on interest-earning assets equaled 4.80 percent for the first quarter of 2012, up 44 basis points from the 4.36 percent recorded for the first quarter of 2011. Higher current year net interest income and net yield on interest-earning assets was attributable to the favorable impact of yields on acquired loans due to accretion of discounts and lower deposit costs.
Net interest income for the first quarter of 2012 included $64.9 million of accretion income, compared to $51.7 million in the first quarter of 2011.
Accretion income is generated by recognizing accretable yield over the life of acquired loans. Accretable yield is the difference in the expected cash flows and the fair value of acquired loans. The amount of accretable yield related to the loans can change if the estimated cash flows expected to be collected changes subsequent to the initial estimates. Further, the recognition of accretion income can be accelerated in the event of large unscheduled repayments, loan payoffs, other loan settlements for amounts in excess of original estimates, and various other post-acquisition events. Due to the many factors that can influence the amount of accretion income recognized in a given period, this component of net interest income is not predictable and impacts the comparability of interest income, net interest income, and overall results of operations.
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

CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - THREE MONTHS
									Table 6
	2012			2011			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets
Loans and leases	$13,822,226	$238,732	6.95%	$13,904,054	$232,054	6.77%	$(430)	$7,108	$6,678
Investment securities:
U. S. Treasury	964,015	770	0.32	1,788,491	3,344	0.76	(1,089)	(1,485)	(2,574)
Government agency	2,611,298	4,512	0.69	1,953,946	5,256	1.08	1,443	(2,187)	(744)
Corporate bonds	247,673	1,199	1.94	480,519	2,176	1.81	(1,085)	108	(977)
Residential mortgage-backed securities	301,780	1,889	2.52	299,577	2,653	3.59	23	(787)	(764)
State, county and municipal	1,041	19	7.34	1,258	21	6.77	(4)	2	(2)
Other	15,353	131	3.43	44,414	259	2.36	(207)	79	(128)
Total investment securities	4,141,160	8,520	0.82	4,568,205	13,709	1.21	(919)	(4,270)	(5,189)
Overnight investments	621,239	313	0.20	595,119	389	0.27	22	(98)	(76)
Total interest-earning assets	$18,584,625	$247,565	5.36%	$19,067,378	$246,152	5.24%	$(1,327)	$2,740	$1,413

Liabilities
Interest-bearing deposits:
Checking With Interest	$2,049,885	$340	0.07%	$1,956,020	$458	0.09%	$—	$(118)	$(118)
Savings	836,499	112	0.05	806,207	365	0.18	9	(262)	(253)
Money market accounts	5,798,321	4,272	0.30	5,501,694	6,039	0.45	299	(2,066)	(1,767)
Time deposits	4,479,784	11,748	1.05	5,838,009	22,958	1.59	(4,381)	(6,829)	(11,210)
Total interest-bearing deposits	13,164,489	16,472	0.50	14,101,930	29,820	0.86	(4,073)	(9,275)	(13,348)
Short-term borrowings	632,345	1,391	0.88	638,835	1,697	1.08	(4)	(302)	(306)
Long-term obligations	682,067	7,937	4.65	802,720	9,696	4.83	(4,492)	2,733	(1,759)
Total interest-bearing liabilities	$14,478,901	$25,800	0.72%	$15,543,485	$41,213	1.07%	$(8,569)	$(6,844)	$(15,413)
Interest rate spread			4.64%			4.17%
Net interest income and net yield
on interest-earning assets		$221,765	4.80%		$204,939	4.36%	$7,242	$9,584	$16,826
Loans and leases include loans covered under loss share agreements, loans not covered under loss share agreements, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $813 and $952 for 2012 and 2011, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

 NONINTEREST INCOME
Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income have traditionally consisted of cardholder and merchant services income, service charges on deposit accounts, revenues derived from wealth management services and fees from processing services. During 2012 and 2011, noninterest income has been significantly influenced by post-acquisition adjustments to the FDIC receivable resulting from FDIC-assisted transactions. During the first quarter of 2011, noninterest income included the $63.5 million United Western acquisition gain. No acquisition gains were recorded during the first quarter of 2012.
Noninterest income for the first quarter of 2012 equaled $46.9 million compared to $129.6 million in the comparable period of 2011. This decrease of $82.6 million was primarily caused by acquisition gains of $63.5 million in the first quarter of 2011, a $16.4 million unfavorable variance resulting from adjustments to the FDIC receivable and lower cardholder and merchant services income resulting from the enactment of debit interchange fee limits in the fourth quarter of 2011 as part of Dodd-Frank.
Cardholder and merchant services generated $22.5 million of revenue during the first quarter of 2012, a decrease of $4.3 million or 16.2 percent compared to the first quarter of 2011. This decrease resulted from a reduction in interchange income derived from Visa check cards. Cardholder income will continue to be adversely affected by the new interchange rates during 2012.
Service charges on deposit accounts equaled $14.8 million and $15.8 million for the first quarter of 2012 and 2011, respectively resulting in a $944,000 decrease. This reduction is a result of changes to assessment methodology for overdraft service charges beginning in the third quarter of 2011 including establishing a daily maximum overdraft charge and implementing transaction amounts beneath which overdraft charges would be not be assessed.
Mortgage income equaled $4.6 million and $2.3 million for the first quarter of 2012 and 2011, respectively, a $2.3 million increase over 2011. The improvement results from higher origination activity during 2012.
NONINTEREST EXPENSE
The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities, and our technology and operations infrastructure. Noninterest expense decreased $6.7 million in the first quarter of 2012 to $183.3 million compared to $190.0 million in the first quarter of 2011 as a result of a reduction in FDIC deposit insurance expense and certain other noninterest expenses.
Other than FDIC insurance expense, most of the components of noninterest expense have remained constant from the same period of 2011 due to the relative stability of our operations during this time. While the CCB transaction occurred in the third quarter of 2011, the residual impact of that transaction on noninterest expense was minimal.
Occupancy expense totaled $18.6 million in the first quarter of 2012, compared to $18.3 million for the corresponding period of 2011. The increase is attributable to an increase in costs to update branch facilities.
Equipment expense increased 4.5 percent in the first quarter 2012 when compared to the first quarter of 2011 caused primarily by higher hardware and software costs.
FDIC deposit insurance expense decreased $5.2 million in the first quarter of 2012 when compared to the same period of 2011 due to the new formula adopted by the FDIC to calculate the assessment effective April 1, 2011. The new formula alters the assessment base from deposits to total assets less equity thereby placing a larger assessment burden on banks with large levels of non-deposit funding. Our assessment amount declined due primarily to our general lack of reliance on non-deposit funding.
Other expenses for the first quarter of 2012 decreased $2.2 million or 4.9 percent when compared to the same period of 2011. This reduction is primarily the result of lower external processing costs for deposits acquired from UWB and that have subsequently been eliminated.
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

Income tax expense totaled $18.4 million and $37.4 million for the first quarters of 2012 and 2011, equaling effective tax rates of 34.1 percent and 37.7 percent during the respective periods. The lower effective tax rates for 2012 reflect the proportionately larger impact of favorable permanent differences including tax credits on the lower level of current year’s pre-tax income.
SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
We are committed to managing our capital to protect our depositors, creditors and shareholders. We continually monitor the capital levels and ratios for BancShares and FCB to ensure that they comfortably exceed the minimum requirements imposed by their respective regulatory authorities and to ensure that they are appropriate given growth projections, risk profile and potential changes in regulatory environment. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material effect on the financial statements. Table 7 provides information on capital adequacy for BancShares as of March 31, 2012, December 31, 2011 and March 31, 2011.

ANALYSIS OF CAPITAL ADEQUACY

					Table 7
	March 31, 2012	December 31, 2011	March 31, 2011	Regulatory Minimum	Well-capitalized Requirement
	(dollars in thousands)
Tier 1 capital	2,108,473	2,072,610	1,995,259
Tier 2 capital	251,442	250,412	272,547
Total capital	$2,359,915	$2,323,022	$2,267,806
Risk-adjusted assets	$13,394,789	$13,447,702	$13,094,075
Risk-based capital ratios
Tier 1 capital	15.74%	15.41%	15.24%	4.00%	6.00%
Total capital	17.62%	17.27%	17.32%	8.00%	10.00%
Tier 1 leverage ratio	10.16%	9.90%	9.35%	3.00%	5.00%
BancShares continues to exceed minimum capital standards and FCB remains well-capitalized. Based on the capital structure at March 31, 2012, BancShares exceeded the Tier 1 capital needed to maintain all well capitalized requirements by $1.07 billion.

BancShares repurchased 8,388 shares of Class B common stock in 2012 from a former director and related parties.  These repurchases were made pursuant to an authorization approved by the Board of Directors, and were consummated at a price approved by an independent committee of the Board. No shares were repurchased in the first quarter of 2011. The share repurchases were made pursuant to authorizations approved by the Board of Directors. As of March 31, 2012, under existing authorizations, BancShares had the ability to purchase 87,529 and 16,437 shares of Class A and Class B common stock, respectively.
The Dodd-Frank Act contains provisions that will gradually eliminate our ability to include $243.5 million of trust preferred capital securities in tier 1 risk-based capital. BancShares’ trust preferred capital securities that currently qualify as tier 1 capital will be phased out in equal increments of $81.2 million over a three-year term, beginning in 2013. Based on BancShares’ capital structure as of March 31, 2012, the impact of the reduction of $81.2 million would result in a tier 1 leverage capital ratio of 9.77 percent, a tier 1 risk-based capital ratio of 15.13 percent, and a total risk-based capital ratio of 16.83 percent. Elimination of the full $243.5 million of trust preferred capital securities from the March 31, 2012 capital structure would result in a proforma tier 1 leverage capital ratio of 8.99 percent, a tier 1 risk-based capital ratio of 13.92 percent, and a total risk-based capital ratio of 15.24 percent. Although these are significant decreases, BancShares and FCB would continue to remain well-capitalized under current regulatory guidelines.
The tier 2 capital of BancShares and FCB includes qualifying subordinated debt that was issued in 2005 with a scheduled maturity date of June 1, 2015. Under current regulatory guidelines, when subordinated debt is within five years if its scheduled maturity date, issuers must discount the amount included in tier 2 capital by 20 percent for each year until the debt matures. The amount of subordinated debt that qualifies as tier 2 capital totaled $75.0 million as of March 31, 2012 compared to $100.0 million at March 31, 2011. The amount of subordinated debt that may be included in tier 2 capital will decline $25.0 million in the second quarter of 2012 to $50.0 million, and will decrease by $25.0 million each year until the scheduled maturity date.

In September 2010, the Basel Committee on Banking Supervision announced new global regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for bank holding companies, through a combination of higher minimum capital requirements, new capital conservation buffers, and more conservative definitions of capital and exposure. Basel III would impose a new tier 1 common equity requirement of 7.00 percent, comprised of a minimum of 4.50 percent plus a capital conservation buffer of 2.50 percent. The transition period for banks to meet the revised common equity requirement will begin in 2013, with full implementation in 2019. The committee has also stated that it may require a counter-cyclical capital buffer in addition to Basel III standards. The new rule also proposes the deduction of certain assets in measuring tier 1 capital. The Federal Reserve has adopted the Basel III guidelines for bank holding companies with assets over $50 billion, and it is expected that other United States banking regulators will also adopt new regulatory capital requirements similar to those proposed in Basel III for all other banks and bank holding companies. We will monitor proposed capital requirement amendments and manage our capital to meet what we believe the new measures will require. BancShares' tier 1 common equity ratio is 13.92 percent at March 31, 2012 as calculated in Table 8 compared to the fully phased-in Basel III requirement of 7.00 percent.

TIER 1 COMMON EQUITY

Table 8
March 31, 2012
(dollars in thousands)
Tier 1 capital	$2,108,473
Less: restricted core capital	243,500
Tier 1 common equity	$1,864,973
Risk-adjusted assets	$13,395,100

Tier 1 common equity ratio	13.92%

RISK MANAGEMENT

Effective management of risk is a critical component of our financial and operational structure. The most significant risks that we confront are credit, interest-rate and liquidity risk. Credit risk is the risk of not collecting payments pursuant to the contractual terms of loan, lease and investment assets. Interest rate risk results from changes in interest rates which may impact the re-pricing of assets and liabilities in different amounts or at different dates. Liquidity risk is the risk that we will be unable to fund obligations to loan customers, depositors or other creditors. To manage these risks as well as other risks that are inherent in our operations and to provide reasonable assurance that our long-term business objectives will be attained, various policies and risk management processes identify, monitor and manage risk within appropriate ranges. Management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.

In response to provisions of the Dodd-Frank Act, federal regulators have proposed annual, enterprise-wide, stress testing of banks with more than $10.00 billion in assets. These proposals, when implemented, will require BancShares and FCB to perform procedures in addition to those already in place. The results of these procedures will be considered in combination with other risk management and monitoring practices to maintain an effective risk management program.
Credit risk management. The maintenance of excellent asset quality has historically been one of our key performance measures. Loans and leases not covered by loss share agreements with the FDIC were underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Loans covered by loss share agreements with the FDIC were recorded at fair value at the date of the acquisition and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses for the purpose of ensuring compliance with credit policies and to closely monitor asset quality trends. The risk reviews include portfolio analysis by geographic location and horizontal reviews across industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate, and to maintain adequate allowances for loan and lease losses that are inherent in the loan and lease portfolio.
We maintain a well-diversified loan and lease portfolio, and seek to minimize the risk associated with large concentrations within specific geographic areas, collateral types or industries. Despite our focus on diversification, several characteristics of our loan portfolio subject us to significant risk. These include our concentration of real estate loans, medical-

related loans, and the existence of high loan-to-value loans.
We have historically carried a significant concentration of real estate secured loans. Within our noncovered loan portfolio, we mitigate that exposure through our underwriting policies that principally rely on adequate borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner-occupied. At March 31, 2012, loans secured by real estate not covered by loss share agreements totaled $8.83 billion or 76.9 percent of total noncovered loans and leases compared to $8.85 billion or 76.4 percent of noncovered loans and leases at December 31, 2011 and $8.54 billion or 74.9 percent at March 31, 2011.
Revolving mortgage loans secured by real estate amounted to $2.28 billion, or 19.9 percent of loans not covered by loss share agreements at March 31, 2012 compared to $2.30 billion or 19.8 percent at December 31, 2011 and $2.30 billion or 20.2 percent at March 31, 2011.
Our revolving mortgage loans present a heightened risk due to the longer term nature of the commitments, the presence of a large number of loans secured by junior liens, and the possibility that the financial position of the borrower or the value of the collateral may deteriorate significantly during the term of the loan. A substantial decline in collateral value could render a junior lien position to be effectively unsecured. We have not acquired revolving mortgages in the secondary market, and we have not originated these loans to customers outside of our market areas. All noncovered revolving mortgage loans were originated by us and were underwritten based on our standard lending criteria. The revolving mortgage loan portfolio consists largely of variable rate lines of credit which allow customer draws during the entire contractual period of the line of credit which is typically 15 years. Approximately 85 percent of outstanding balances as of March 31, 2012 require interest-only payments, while the remaining require monthly payments equal to 1.5 percent of the outstanding balance. Over 90 percent of the revolving mortgage portfolio relates to properties in North Carolina and Virginia, and approximately one-third of the loan balances outstanding are secured by senior collateral positions while the remaining balances are secured by junior liens. The credit profile of the borrowers is reviewed at least annually and most borrowers have maintained excellent ratings based on credit scores available from third-parties.
Noncovered loans and leases to borrowers in medical, dental or related fields totaled $3.19 billion as of March 31, 2012, which represents 27.8 percent of loans and leases not covered by loss share agreements, compared to $3.07 billion or 26.5 percent of noncovered loans and leases at December 31, 2011 and $3.04 billion or 26.6 percent of noncovered loans and leases at March 31, 2011. The risk on these loans is mitigated through our underwriting policies that emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10 percent of total noncovered loans and leases outstanding at March 31, 2012.
Nonperforming assets include nonaccrual loans and leases and other real estate owned (OREO) that are both covered and not covered by FDIC loss share agreements. With the exception of certain residential mortgage loans, the accrual of interest on noncovered loans and leases is discontinued when we deem that collection of additional principal or interest is doubtful. Noncovered loans and leases are returned to accrual status when both principal and interest are current and the asset is determined to be performing in accordance with the terms of the loan instrument. The accrual of interest on certain residential mortgage loans is discontinued when a loan is more than three monthly payments past due, and the accrual of interest resumes when the loan is less than three monthly payments past due. OREO includes foreclosed property and branch facilities that we have closed but not sold. At March 31, 2012, BancShares’ nonperforming assets amounted to $549.1 million or 4.0 percent of total loans and leases plus OREO, compared to $553.8 million or 3.9 percent at December 31, 2011 and $490.5 million or 3.4 percent at March 31, 2011.
Of the $549.1 million in nonperforming assets at March 31, 2012, $434.6 million is covered by FDIC loss share agreements that provide significant loss protection. The $4.7 million decrease from December 31, 2011 resulted from lower nonperforming assets covered by loss share agreements offset partly by an increase in nonperforming assets that are not covered by loss share agreements. The $58.6 million increase from March 31, 2011 is attributable to nonperforming assets arising from the FDIC-assisted transactions. Nonperforming assets not covered by loss share agreements increased $11.3 million from December 31, 2011 but are down $15.0 million from March 31, 2011.

Nonperforming assets not covered by loss share agreements equaled $114.5 million as of March 31, 2012, or 1.0 percent of noncovered loans and leases plus OREO compared to $103.1 million or 0.9 percent at December 31, 2011 and $129.4 million or 1.1 percent at March 31, 2011. The $15.0 million decrease since March 31, 2011 was due to reduced levels of nonaccrual loans.
OREO not covered by loss share agreements totaled $48.1 million at March 31, 2012, compared to $50.4 million at

December 31, 2011 and $49.6 million at March 31, 2011. A significant portion of the OREO not covered by loss share agreements relates to real estate exposures in the Atlanta, Georgia and southwest Florida markets arising from earlier residential construction financing. Prior to the economic slowdown, both markets experienced significant over-development that resulted in extremely weak sales of new residential units and significant declines in property values. At March 31, 2012, construction and land development properties including vacant land for development represented 38.1 percent of noncovered OREO. Vacant land values have experienced an especially steep decline during the economic slowdown and values may decline further.
Once acquired, net book values of OREO are reviewed at least annually to evaluate if write-downs are required. When appraisals of real estate are received, they are reviewed by the appraisal review department to ensure the quality of the appraised value provided in the reports. The level of review is dependent on the value and type of the collateral with higher value, more complex properties receiving a more detailed review. In a market of declining property values, which we have experienced in recent years, in addition to appraisals, we utilize other resources to obtain the most current market value. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. The asset manager uses the information gathered from brokers and other market sources to identify any significant changes in the market or the subject property as they occur. Valuations are then adjusted or new appraisals are ordered to ensure the reported values reflect the most current information. Decisions regarding write-downs are based on factors that include appraisals, broker opinions, previous offers received on the property, market conditions and the number of days the property has been on the market.
At March 31, 2012, the allowance for loan and lease losses allocated to noncovered loans totaled $186.4 million or 1.62 percent of loans and leases not covered by loss share agreements, compared to $180.9 million or 1.56 percent at December 31, 2011 and $178.0 million or 1.56 percent at March 31, 2011. The increase in the allowance for noncovered loan and lease losses from December 31, 2011 was due to deterioration in the commercial loan portfolios while the increase in the allowance from March 31, 2011 was caused by a modest decline in credit quality within noncovered residential mortgage loans, revolving mortgage loans, and residential construction loans offset by the chargeoff of amounts reserved for loans individually evaluated for impairment. The allowance for loans individually evaluated for impairment has increased by $3.4 million since December 31, 2011 due to reduction in collateral values on individually impaired loans while the allowance for loans collectively evaluated for impairment has increased by $1.4 million due to generally higher anticipated loss factors. Delinquency levels and charge-offs on revolving mortgage loans are projected to remain elevated due to weakened collateral positions particularly for loans secured by junior collateral positions.
An additional allowance of $86.1 million relates to covered loans at March 31, 2012, established as a result of post-acquisition deterioration in credit quality for covered loans. The allowance for covered loans equaled $89.3 million at December 31, 2011 and $54.6 million at March 31, 2011. The allowance for covered loans has increased since March 31, 2011 due to allowances required for loans arising from the United Western and CCB transactions and additional allowances on loans from previous transactions.
Management considers the allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at March 31, 2012, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.
The provision for noncovered loan and lease losses recorded during the first quarter of 2012 equaled $21.1 million, compared to $18.8 million during the fourth quarter of 2011 and $11.9 million during the first quarter of 2011. The increase in provision for noncovered loans and leases was primarily the result of increased chargeoffs on revolving mortgage loans and construction loans. Provision expense related to covered loans totaled $9.6 million and $32.6 million during the first quarter of 2012 and 2011 respectively due to lower post-acquisition deterioration of loans, the reversal of previously recorded allowances due to improvements in expected cash flows and reduced chargeoffs. The provision for covered loan and lease losses triggered corresponding adjustments to the FDIC receivable which are offset by noninterest income at the applicable reimbursement rate.
Exclusive of losses related to covered loans, net charge-offs equaled $15.6 million during the first quarter of 2012, compared to $10.4 million during the first quarter of 2011. On an annualized basis, net charge-offs represented 0.54 percent of average noncovered loans and leases during the first quarter of 2012 compared to 0.37 percent during the first quarter of 2011. Chargeoffs in 2012 included the chargeoff of $5.0 million for a commercial construction and land development loan for which a current appraisal indicated further losses while other chargeoffs remained relatively constant. Net charge-offs on covered loans equaled $12.7 million in the first quarter of 2012 compared to $29.2 million recorded in the first quarter of 2011. When actual losses are less than initial estimates, the difference is recognized as accretable yield and included in interest income prospectively over the remaining life of the loan. Any subsequent differences in initial estimates and actual results are also reflected with an adjustment to the FDIC receivable at the applicable indemnification rate.

Table 9 provides details concerning the allowance for loan and lease losses during the past five quarters.

ALLOWANCE FOR LOAN AND LEASE LOSS EXPERIENCE AND RISK ELEMENTS					Table 9
	2012	2011
	First	Fourth	Third	Second	First
(dollars in thousands; unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for loan and lease losses at beginning of period	$270,144	$254,184	$250,050	$232,597	$227,765
Provision for loan and lease losses:
Covered by loss share agreements	9,603	70,408	30,317	41,196	32,557
Not covered by loss share agreements	21,112	18,845	14,311	12,781	11,862
Net charge-offs of loans and leases:
Charge-offs	(30,379)	(74,698)	(42,314)	(38,222)	(41,606)
Recoveries	2,020	1,405	1,820	1,698	2,019
Net charge-offs of loans and leases	(28,359)	(73,293)	(40,494)	(36,524)	(39,587)
Allowance for loan and lease losses at end of period	$272,500	$270,144	$254,184	$250,050	$232,597
Allowance for loan and lease losses at end of period allocated to loans and leases:
Covered by loss share agreements	$86,117	$89,261	$75,050	$69,435	$54,629
Not covered by loss share agreements	186,383	180,883	179,134	180,615	177,968
Allowance for loan and lease losses at end of period	$272,500	$270,144	$254,184	$250,050	$232,597
Detail of net charge-offs of loans and leases:
Covered by loss share agreements	$12,747	$56,197	$24,702	$26,390	$29,176
Not covered by loss share agreements	15,612	17,096	15,792	10,134	10,411
Total net charge-offs	$28,359	$73,293	$40,494	$36,524	$39,587
Reserve for unfunded commitments	$7,789	$7,789	$7,962	$7,854	$7,512
Average loans and leases:
Covered by loss share agreements	2,254,636	2,443,665	2,500,807	2,490,964	2,464,277
Not covered by loss share agreements	11,567,590	11,649,368	11,672,417	11,537,145	11,439,777
Loans and leases at period-end:
Covered by loss sharing agreements	2,183,869	2,362,152	2,557,450	2,399,738	2,658,134
Not covered by loss sharing agreements	11,489,529	11,581,637	11,603,526	11,528,854	11,392,351
Risk Elements
Nonaccrual loans and leases:
Covered by loss share agreements	$292,229	$302,102	$291,890	$267,333	$223,617
Not covered by loss share agreements	66,363	52,741	59,603	73,441	79,858
Other real estate:
Covered by loss share agreements	142,418	148,599	160,443	150,636	137,479
Not covered by loss share agreements	48,092	50,399	48,616	49,028	49,584
Total nonperforming assets	$549,102	$553,841	$560,552	$540,438	$490,538
Nonperforming assets covered by loss share agreements	$434,647	$450,701	$452,333	$417,969	$361,096
Nonperforming assets not covered by loss share agreements	114,455	103,140	108,219	122,469	129,442
Total nonperforming assets	$549,102	$553,841	$560,552	$540,438	$490,538
Accruing loans and leases greater than 90 days past due:
Covered by loss share agreements	268,403	292,194	289,833	210,334	313,587
Not covered by loss share agreements	13,828	14,840	17,887	15,208	11,078
Ratios
Net charge-offs (annualized) to average loans and leases:
Covered by loss share agreements	2.27%	9.12%	3.92%	4.25%	4.80%
Not covered by loss share agreements	0.54	0.58	0.54	0.35	0.37
Allowance for loan and lease losses to total loans and leases:
Covered by loss share agreements	3.94	3.78	2.93	2.89	2.06
Not covered by loss share agreements	1.62	1.56	1.54	1.57	1.56
Nonperforming assets to total loans and leases plus other real estate:
Covered by loss share agreements	18.68	17.95	16.64	16.39	12.92
Not covered by loss share agreements	0.99	0.89	0.93	1.06	1.13
Total	3.96	3.92	3.90	3.83	3.45

Restructured loans (TDRs) not covered by loss share agreements that are performing under their modified terms equaled $114.9 million at March 31, 2012, compared to $123.8 million at December 31, 2011 and $77.4 million at March 31, 2011. Total covered and noncovered restructured loans as of March 31, 2012 equaled $318.3 million, $236.7 million of which are performing under their modified terms. TDR's are selectively made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. These modifications are typically executed only when customers are current on their payment obligation and we believe the modification will result in avoidance of default. Typical modifications we have made included short-term deferral of interest or modification of payment terms, but do not include reduction of interest rates or forgiveness of principal. Nonperforming TDRs are not accruing interest and are included as risk elements within nonaccrual loans and leases in Table 9. Table 9 does not include performing TDRs, which are accruing interest based on the restructured terms. Table 10 provides details on performing and nonperforming TDRs as of March 31, 2012, December 31, 2011, and March 31, 2011.

TROUBLED DEBT RESTRUCTURINGS			Table 10
	March 31, 2012	December 31, 2011	March 31, 2011
Performing TDRs:
Covered by loss share agreements	$121,778	$126,240	$44,603
Not covered by loss share agreements	114,944	123,796	77,376
Total performing TDRs	236,722	250,036	121,979
Nonperforming TDRs:
Covered by loss share agreements	44,079	43,491	14,266
Not covered by loss share agreements	37,522	29,534	43,367
Total nonperforming TDRs	81,601	73,025	57,633
All TDRs:
Covered by loss share agreements	165,857	169,731	58,869
Not covered by loss share agreements	152,466	153,330	120,742
Total TDRs	$318,323	$323,061	$179,611

Interest rate risk management. Interest rate risk results principally from assets and liabilities maturing or repricing at different points in time, from assets and liabilities repricing at the same point in time but in different amounts and from short-term and long-term interest rates changing in different magnitudes. Market interest rates also have an impact on the interest rate and repricing characteristics of loans and leases that are originated as well as the rate characteristics of our interest-bearing liabilities.
We assess our interest rate risk by simulating future amounts of net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Certain variable rate products, including revolving mortgage loans, have interest rate floors. Due to the existence of contractual floors on loans, competitive pressures that constrain our ability to reduce deposit interest rates, and the extremely low current level of interest rates, it is highly unlikely that the rates on most interest-earning assets and interest-bearing liabilities can decline from current levels. In our simulations, we do not calculate rate shocks, rate ramps or market value of equity for declining rate scenarios, and assume that the prime rate will not move below the March 31, 2012 rate of 3.25 percent. Our rate ramp simulations indicate that net interest income will increase by 3.7 percent to 7.3 percent depending upon the speed and magnitude that rates increase. Comparable rate shock results indicate increases in net interest income ranging from 10.5 percent to 21.3 percent. Our projections do not incorporate assumptions of likely customer migration of short-term deposit instruments to long-term, higher-rate instruments as rates rise. Such transfer would offset much of the calculated favorable changes. We also utilize the market value of equity as a tool in measuring and managing interest rate risk. As of March 31, 2012, the market value of equity calculated with a 200-basis point immediate increase in interest rates equals 10.67%, down marginally compared to the market value of equity calculated with stable rates.
We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our rate sensitivity and interest rate risk. However, during 2006, we entered into an interest rate swap to synthetically convert the variable rate on $115.0 million of junior subordinated debentures to a fixed rate of 7.125 percent for a period of five years. This swap matured on June 30, 2011. During 2009, we, entered into a second interest rate swap covering the period from June 2011 to December 2011 at a fixed interest rate of 5.50 percent. Following the redemption of $21.5 million of the junior subordinated debentures, the 2009 swap was terminated in December 2011 and we entered into a new swap to synthetically convert the variable rate on the remaining $93.5 million of junior subordinated debentures to a fixed rate of 5.50 percent through June 2016. All of the interest rate swaps qualified as hedges under US GAAP during the periods in which they were in effect.
Liquidity risk management. Liquidity risk results from the mismatching of asset and liability cash flows and the potential inability to secure adequate amounts of funding from traditional sources of liquidity at a reasonable cost. We manage this risk by structuring our balance sheet prudently and by maintaining various noncore funding sources to fund potential cash needs. Our primary source of funds has historically been our large retail and commercial customer base, which continues to provide a stable source of deposits. Core deposits are our largest and most cost-effective source of funding. We also maintain access to various types of noncore funding including advances from the FHLB system, federal funds arrangements with correspondent banks, brokered and CDARS deposits and a line of credit from a correspondent bank. Short-term borrowings resulting from commercial treasury customers are also a recurring source of liquidity, although the majority of those borrowings must be collateralized thereby potentially restricting the use of the resulting liquidity.
One of our principal sources of noncore funding is advances from the FHLB system. Our total outstanding advances equaled $250.3 million as of March 31, 2012, and we had sufficient collateral pledged to secure $946.4 million of additional borrowings. Additionally, we maintain federal funds lines of credit and other borrowing facilities. At March 31, 2012, BancShares had contingent access to $450.0 million in unsecured borrowings through its various sources.
Once we have satisfied our loan demand and other funding needs, residual liquidity is held in cash or invested in overnight investments and investment securities available for sale. Net of amounts pledged for various purposes, the amount of such immediately available balance sheet liquidity approximated $2.18 billion at March 31, 2012 compared to $1.40 billion at December 31, 2011 and $1.76 billion at March 31, 2011.

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
Additional information relating to legal proceedings is set forth in Note H of BancShares' Notes to Unaudited Consolidated Financial Statements.
CURRENT ACCOUNTING AND REGULATORY ISSUES
In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 creates a uniform framework for applying fair value measurement principles for companies around the world. It eliminates differences between GAAP and International Financial Reporting Standards issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company’s valuation processes. The updates in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011, and all amendments are to be applied prospectively with any changes in measurements recognized in income in the period of adoption. The provisions of this update have affected BancShares' financial statement disclosures, but had no impact on BancShares' financial condition, results of operations or liquidity.
In June, 2011, the FASB issued Comprehensive Income: Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 allows financial statement issuers to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, in December, 2011, the FASB issued Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12) which deferred the portion of ASU 2011-05 that relates to the presentation of reclassification adjustments. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity, which is the presentation method previously utilized by BancShares. The updates in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and have been applied retrospectively. The provisions of these updates have affected BancShares' financial statement format, but had no impact on BancShares' financial condition, results of operations or liquidity
In September, 2011, the FASB issued Intangibles - Goodwill and Other Intangible Assets: Testing Goodwill for Impairment (ASU 2011-08), which allows an entity the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that is it more likely than not that the fair value of a reporting unit is less than its carrying amount. Under ASU 2011-08, if, after that assessment is made, an entity determines that it is more likely than not that the carrying value of goodwill is not impaired, then the two-step impairment test is not required. However, if the entity concludes otherwise, the two-step impairment test would be required. The provisions of ASU 2011-08 are effective for interim and annual periods beginning after December 15, 2011, although early adoption was allowed. Adoption of ASU 2011-08 has not had a material impact on BancShares' financial condition, results of operations or liquidity.
At the March 15, 2012 FASB Emerging Issues Task Force (EITF) meeting, the Task Force reached a consensus-for-exposure that when a reporting entity initially recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change occurs in the cash flows expected to be collected on the asset subject to indemnification, the reporting entity would be required to account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification, and any amortization of changes in value would be limited to the contractual terms of the indemnification agreement.
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
The legislation also imposes new regulatory capital requirements for banks that will result in the disallowance of qualified trust preferred capital securities as tier 1 capital beginning in 2013. This legislation requires the reduction in tier 1 capital by the amount of qualified trust preferred capital securities in equal increments over a three year period beginning in 2013. BancShares has $243.5 million in trust preferred capital securities that is currently outstanding and included as tier 1 capital. The elimination of $81.2 million from tier 1 capital will be required in each year over the three year period beginning in 2013.
On June 29, 2011 the Board of Governors of the Federal Reserve System issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The issuance of this rule was required by the Dodd-Frank Act. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The Federal Reserve also approved an interim final rule that allows for an upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim final rule. The provisions of this rule were effective on October 1, 2011 and it is expected to continue to have a negative impact on BancShares noninterest income throughout 2012.
Due to the breadth of the impact of the new legislation and the pending issuance of regulations implementing the legislation, we are unable to estimate the impact of complying with the various provisions.
In September 2010, the Basel Committee on Banking Supervision announced Basel III regulatory capital requirements aimed at strengthening existing capital requirements significantly, through a combination of higher minimum capital requirements, new capital conservation buffers, and more conservative definitions of capital and exposure. Basel III would impose a new common equity requirement of 7.00 percent, comprised of a minimum of 4.50 percent plus a capital conservation buffer of 2.50 percent. The transition period for banks to meet the revised common equity requirement will begin in 2013, with full implementation in 2019. The committee has also stated that it may require a counter-cyclical capital buffer in addition to Basel III standards. The new rule also proposes the deduction of certain assets in measuring tier 1 capital. The Federal Reserve has adopted the Basel III guidelines for bank holding companies with assets over $50 billion, and it is expected that other United States banking regulators will also adopt new regulatory capital requirements similar to those proposed in Basel III for all other banks and bank holding companies. We will monitor proposed capital requirement amendments and manage our capital to meet what we believe the new measures will require. BancShares' tier 1 common equity ratio is 13.92 percent at March 31, 2012 compared to the fully phased-in Basel III requirement of 7.00 percent.
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
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of March 31, 2012, BancShares’ market risk profile has not changed significantly from December 31, 2011. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

Item 4.	Controls and Procedures

BancShares' management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of BancShares' disclosure controls and procedures as of the end of the period covered by this Quarterly Report, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer concluded that BancShares' disclosure controls and procedures were not effective to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in the reports it files under the Exchange Act due to the previously identified material weakness in internal control over financial reporting discussed below.

As disclosed in BancShares' Annual Report on Form 10-K for the year ended December 31, 2011, BancShares' management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011.  Based on that evaluation, management determined that, as of December 31, 2011, BancShares' internal control over financial reporting was not effective due to a material weakness in its internal control related to the accounting and financial reporting for acquired loans and the FDIC receivable in FDIC-assisted transactions. Specifically, in determining the post-acquisition accounting for certain acquired loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and the impact of changes in cash flows expected to be collected on covered loans pursuant to the FDIC loss share agreements, management discovered errors that were not detected during its normal review processes.

BancShares' management has commenced steps to remediate the material weakness. During the first quarter of 2012 management reached agreement with an external firm to provide consultation and assistance with the conversion of the acquired loans that have not yet been converted to the automated acquired loan accounting system currently in use by BancShares for loans acquired from two of the FDIC-assisted transactions. Acquired loans resulting from four of the six FDIC-assisted transactions have not yet been converted to the acquired loan accounting system. The engagement will begin during the second quarter of 2012 and is anticipated to require up to twelve months. In addition, management implemented certain specific internal control improvements related to financial reporting for the first quarter of 2012, including enhanced review controls related to the FDIC receivable, the use of a checklist for periodic acquired loan accounting for those acquired loans that have not yet been converted to the automated acquired loan accounting system, and the preparation of enhanced quarterly yield analyses. Additional controls and procedures will be implemented during the second and third quarters of 2012.

Other than the ongoing implementation of internal control improvements related to the material weakness as described above, no changes in BancShares' internal control over financial reporting were identified as having occurred in the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, BancShares' internal control over financial reporting.

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

Weakness in real estate markets and exposure to junior liens have adversely impacted our business and our results of operations and may continue to do so

Real property collateral values have declined due to continuing weaknesses in real estate sales activity. That risk, coupled with higher delinquencies and losses on various loan products caused by high rates of unemployment and underemployment, has resulted in losses on loans that, while adequately collateralized at the time of origination, are no longer fully secured. Our continuing exposure is most severe in our non-commercial revolving mortgage loan portfolio. The revolving mortgage portfolio is comprised principally of loans secured by junior liens, and lower real estate values for collateral underlying these loans has, in many cases, resulted in the junior lien loan being collateralized by significantly reduced equity. In some cases, the outstanding balance of the senior lien is in excess of the value of the collateral resulting in a junior lien loan that is in effect unsecured.

Further declines in collateral values, unfavorable economic conditions, and sustained high rates of unemployment could result in greater delinquency, write-downs or charge-offs in future periods, which could have a material adverse impact on our results of operations and capital adequacy.

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

Reimbursements under loss share agreements are subject to FDIC oversight and interpretation and contractual term limitations

The FDIC-assisted transactions completed during 2011, 2010 and 2009 include significant protection to FCB from the exposures to prospective losses on certain assets that are covered under loss share agreements with the FDIC. Loans and leases covered under loss share agreements represent 16.0 percent of total loans and leases as of March 31, 2012. These loss share agreements impose certain obligations on us including obligations to mange assets is the prescribed manner and report results and requests for reimbursement periodically. In the event of noncompliance, delay or disallowance of some or all of our rights under those agreements could occur including the denial of reimbursement for losses and related collection costs. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for noncompliance.

The loss share agreements are subject to interpretation by both the FDIC and FCB, and disagreements may arise regarding coverage of losses, expenses and contingencies. Additionally, losses that are currently projected to occur during the loss share term may not occur until after the expiration of the applicable agreement and those losses could have a material impact on results of operations in future periods. Our current estimates of losses include only those losses that we project to occur during the loss share period and for which we believe we will receive reimbursement from the FDIC at the applicable reimbursement rate.

During March 2012, FCB received communications from the U.S. Small Business Administration (SBA) asserting that the SBA is entitled to receive proportionate shares of certain amounts paid or to be paid by the FDIC to FCB pursuant to the Loss Share Agreement between FCB and the FDIC applicable to Temecula Valley Bank.  The SBA makes reference to the treatment of guarantee, insurance and surety proceeds under the SBA 750 Loan Guaranty Agreement and the 7(a) Loan Program Requirements.  FCB disagrees with the SBA's position, and intends to vigorously protect its interests in this matter.

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

The acquisition gains that we have recorded in our financial statements are subject to adjustment

The acquisition gains recorded in the third quarter of 2011 are preliminary and subject to revision for a period of one year following the respective acquisition dates. Adjustments to the gains may be recorded based on additional information received after the acquisition date that affected the acquisition date fair values of assets acquired and liabilities assumed. Further downward adjustments in values of assets acquired or increases in values of liabilities assumed on the date of acquisition would lower the acquisition gains.

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

The value of our goodwill may decline

As of March 31, 2012, we had $102.6 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, and the impairment test compares the estimated fair value of a reporting unit with its net book value. A significant decline in our expected future cash flows, a significant adverse change in the business climate, or a sustained decline in the price of our common stock may result in a write-off of impaired goodwill. Such write-off could have a significant impact on our results of operations, but would not impact our capital ratios as such ratios are calculated using tangible capital amounts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASES OF COMMON STOCK
On July 8, 2011 the Board of Directors (BOD) approved a stock trading plan (“the Plan”) . The Plan provides for the repurchase of up to 100,000 shares of BancShares’ Class A common stock, and up to 25,000 shares of its Class B common stock from time to time through June 30, 2012. Additionally, on October 8, 2011, the BOD authorized the purchase of an additional 100,000 shares of BancShares' Class A common stock under the Plan.
The following table provides the shares of Class A common stock repurchased by BancShares during the three months ended March 31, 2012 as well as shares that may be purchased under publicly announced plans.

Period	Total number of shares purchases	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Repurchases from January 1, 2011 through January 31, 2012	—	$—	—	—
Repurchases from February 1, 2012 through February 29, 2012	—	—	—	—
Repurchases from March 1, 2012 through March 31, 2012	—	—	—	—
Total	—	$—	—	87,529
The following table provides the shares of Class B common stock repurchased by BancShares during the three months ended March 31, 2012 as well as shares that may be purchased under publicly announced plans.

Period	Total number of shares purchases	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Repurchases from January 1, 2011 through January 31, 2012	—	$—	—	—
Repurchases from February 1, 2012 through February 29, 2012	—	—	—	—
Repurchases from March 1, 2012 through March 31, 2012	8,388	187.50	8,388	—
Total	8,388	$187.50	8,388	16,437

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2012		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ KENNETH A. BLACK
Kenneth A. Black
Vice President, Treasurer and Chief Financial Officer