Form 10-Q
period 2012-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2012-08-09
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012
or

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
Class B Common Stock—$1 Par Value—1,626,937 shares
(Number of shares outstanding, by class, as of August 9, 2012)

Part 1

Item 1.	Financial Statements (Unaudited)

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30* 2012	December 31# 2011	June 30* 2011
	(thousands, except share data)
Assets
Cash and due from banks	$571,004	$590,801	$537,717
Overnight investments	984,536	434,975	741,654
Investment securities available for sale	4,634,248	4,056,423	4,014,241
Investment securities held to maturity	1,578	1,822	2,098
Loans held for sale	76,374	92,539	56,004
Loans and leases:
Covered under loss share agreements	1,999,351	2,362,152	2,399,738
Not covered under loss share agreements	11,462,458	11,581,637	11,528,854
Less allowance for loan and lease losses	272,929	270,144	250,050
Net loans and leases	13,188,880	13,673,645	13,678,542
Premises and equipment	873,483	854,476	842,911
Other real estate owned:
Covered under loss share agreements	117,381	148,599	150,636
Not covered under loss share agreements	49,454	50,399	49,028
Income earned not collected	49,743	42,216	50,876
Receivable from FDIC for loss share agreements	313,978	539,511	522,507
Goodwill	102,625	102,625	102,625
Other intangible assets	5,175	7,032	8,234
Other assets	272,531	286,430	264,577
Total assets	$21,240,990	$20,881,493	$21,021,650
Liabilities
Deposits:
Noninterest-bearing	$4,761,369	$4,331,706	$4,166,886
Interest-bearing	13,040,277	13,245,568	13,496,080
Total deposits	17,801,646	17,577,274	17,662,966
Short-term borrowings	700,299	615,222	655,808
Long-term obligations	644,682	687,599	792,661
Other liabilities	164,573	140,270	100,945
Total liabilities	19,311,200	19,020,365	19,212,380
Shareholders’ Equity
Common stock:
Class A - $1 par value (11,000,000 shares authorized; 8,644,307 shares issued and outstanding at June 30, 2012 and December 31, 2011; 8,756,778 shares issued and outstanding at June 30, 2011)	8,644	8,644	8,757
Class B - $1 par value (2,000,000 shares authorized; 1,626,937 shares issued and outstanding at June 30, 2012; 1,639,812 shares issued and outstanding at December 31, 2011; 1,639,987 shares issued and outstanding at June 30, 2011)	1,627	1,640	1,640
Surplus	143,766	143,766	143,766
Retained earnings	1,838,160	1,773,652	1,684,558
Accumulated other comprehensive loss	(62,407)	(66,574)	(29,451)
Total shareholders’ equity	1,929,790	1,861,128	1,809,270
Total liabilities and shareholders’ equity	$21,240,990	$20,881,493	$21,021,650

* Unaudited
# Derived from 2011 Annual Report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.
First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(thousands, except share and per share data, unaudited)
Interest income
Loans and leases	$231,864	$233,731	$470,001	$465,184
Investment securities:
U. S. Treasury	670	2,259	1,409	5,469
Government agency	4,377	4,863	8,709	9,910
Residential mortgage-backed securities	2,202	2,104	4,091	4,757
Corporate bonds	842	2,119	2,041	4,295
State, county and municipal	12	12	24	25
Other	62	200	193	459
Total investment securities interest and dividend income	8,165	11,557	16,467	24,915
Overnight investments	490	316	803	705
Total interest income	240,519	245,604	487,271	490,804
Interest expense
Deposits	15,047	27,081	31,519	56,901
Short-term borrowings	1,584	1,482	2,975	3,179
Long-term obligations	8,456	9,666	16,393	19,362
Total interest expense	25,087	38,229	50,887	79,442
Net interest income	215,432	207,375	436,384	411,362
Provision for loan and lease losses	29,667	53,977	60,382	98,396
Net interest income after provision for loan and lease losses	185,765	153,398	376,002	312,966
Noninterest income
Gains on acquisitions	—	—	—	63,474
Cardholder and merchant services	24,697	30,543	47,147	57,323
Service charges on deposit accounts	15,061	15,778	29,907	31,568
Wealth management services	14,530	14,119	28,285	27,407
Fees from processing services	7,557	7,595	16,119	14,841
Securities gains (losses)	3	(96)	(42)	(545)
Other service charges and fees	3,574	5,960	7,015	11,917
Mortgage income	237	2,530	4,848	4,845
Insurance commissions	2,238	2,280	4,994	4,814
ATM income	1,281	1,370	2,736	2,960
Adjustments for FDIC receivable for loss share agreements	(14,134)	(13,747)	(40,930)	(24,126)
Other	2,252	317	4,160	1,751
Total noninterest income	57,296	66,649	104,239	196,229
Noninterest expense
Salaries and wages	76,786	76,124	152,470	151,928
Employee benefits	20,558	18,708	40,807	38,357
Occupancy expense	18,000	18,487	36,607	36,800
Equipment expense	17,998	17,515	36,164	34,906
FDIC insurance expense	2,666	2,501	5,723	10,726
Foreclosure-related expenses	15,765	3,747	20,386	9,235
Other	43,024	50,400	85,971	95,558
Total noninterest expense	194,797	187,482	378,128	377,510
Income before income taxes	48,264	32,565	102,113	131,685
Income taxes	10,681	11,265	29,035	48,625
Net income	$37,583	$21,300	$73,078	$83,060
Average shares outstanding	10,271,343	10,422,857	10,277,593	10,428,623
Net income per share	$3.66	$2.04	$7.11	$7.96
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
First Citizens BancShares, Inc. and Subsidiaries

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(thousands, unaudited)
Net income	$37,583	$21,300	$73,078	$83,060

Other comprehensive income (loss)
Unrealized gains on securities:
Change in unrealized securities gains arising during period	4,491	17,236	1,593	8,097
Deferred tax benefit (expense)	(1,756)	(6,615)	(633)	(3,168)
Reclassification adjustment for losses (gains) included in income before income taxes	(3)	96	(3)	545
Deferred tax expense (benefit)	1	(38)	1	(215)
Total change in unrealized gains on securities, net of tax	2,733	10,679	958	5,259

Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	81	(552)	1,219	2,623
Deferred tax benefit (expense)	(32)	228	(482)	(1,026)
Reclassification adjustment for gains (losses) included in income before income taxes	(776)	(1,473)	(1,525)	(2,931)
Deferred tax benefit (expense)	306	572	602	1,148
Total change in unrecognized loss on cash flow hedges, net of tax	(421)	(1,225)	(186)	(186)

Change in pension obligation:
Change in pension obligation	2,790	1,648	5,580	3,296
Deferred tax benefit (expense)	(1,093)	(646)	(2,185)	(1,291)
Total change in pension obligation, net of tax	1,697	1,002	3,395	2,005

Other comprehensive income (loss)	4,009	10,456	4,167	7,078

Total comprehensive income	$41,592	$31,756	$77,245	$90,138

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity
First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	(thousands, except share data, unaudited)
Balance at December 31, 2010	$8,757	$1,678	$143,766	$1,615,290	$(36,529)	$1,732,962
Comprehensive income:
Net income	—	—	—	83,060	—	83,060
Other comprehensive income, net of tax	—	—	—	—	7,078	7,078
Total comprehensive income						90,138
Repurchase of 37,688 shares of Class B common stock	—	(38)	—	(7,537)	—	(7,575)
Cash dividends ($0.60 per share)	—	—	—	(6,255)	—	(6,255)
Balance at June 30, 2011	$8,757	$1,640	$143,766	$1,684,558	$(29,451)	$1,809,270
Balance at December 31, 2011	$8,644	$1,640	$143,766	$1,773,652	$(66,574)	$1,861,128
Comprehensive income:
Net income	—	—	—	73,078	—	73,078
Other comprehensive income, net of tax	—	—	—	—	4,167	4,167
Total comprehensive income						77,245
Repurchase of 12,875 shares of Class B common stock	—	(13)	—	(2,401)	—	(2,414)
Cash dividends ($0.60 per share)	—	—	—	(6,169)	—	(6,169)
Balance at June 30, 2012	$8,644	$1,627	$143,766	$1,838,160	$(62,407)	$1,929,790
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2012	2011
	(thousands, unaudited)
OPERATING ACTIVITIES
Net income	$73,078	$83,060
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	60,382	98,396
Deferred tax (benefit) expense	(6,845)	(17,133)
Change in current taxes payable	26,247	19,774
Depreciation	33,326	32,408
Change in accrued interest payable	(626)	(5,755)
Change in income earned not collected	(7,527)	38,043
Gains on acquisitions	—	(63,474)
Securities losses (gains)	42	545
Origination of loans held for sale	(275,140)	(182,184)
Proceeds from sale of loans	294,163	218,533
Gain on sale of loans	(2,858)	(3,420)
Loss on sale of other real estate	453	1,349
Net amortization (accretion) of premiums and discounts	(117,610)	(83,552)
FDIC receivable for loss share agreements	225,461	239,621
Net change in other assets	56,180	93,818
Net change in other liabilities	4,076	(7,836)
Net cash provided by operating activities	362,802	462,193
INVESTING ACTIVITIES
Net change in loans outstanding	468,503	260,861
Purchases of investment securities available for sale	(2,914,481)	(632,041)
Proceeds from maturities of investment securities held to maturity	244	433
Proceeds from maturities of investment securities available for sale	2,328,204	1,214,988
Proceeds from sales of investment securities available for sale	56	191,697
Net change in overnight investments	(549,561)	(343,264)
Proceeds from sale of other real estate	78,820	24,748
Additions to premises and equipment	(49,253)	(32,574)
Net cash received from acquisitions	—	974,043
Net cash (used) provided by investing activities	(637,468)	1,658,891
FINANCING ACTIVITIES
Net change in time deposits	(528,819)	(617,419)
Net change in demand and other interest-bearing deposits	753,191	(959,739)
Net change in short-term borrowings	85,077	(227,642)
Repayment of long-term obligations	(45,997)	(224,915)
Repurchase of common stock	(2,414)	(7,575)
Cash dividends paid	(6,169)	(6,255)
Net cash provided (used) by financing activities	254,869	(2,043,545)
Change in cash and due from banks	(19,797)	77,539
Cash and due from banks at beginning of period	590,801	460,178
Cash and due from banks at end of period	$571,004	$537,717
CASH PAYMENTS FOR:
Interest	$51,513	$85,197
Income taxes	21,453	17,349
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized securities gains (losses)	$1,590	$8,642
Change in fair value of cash flow hedge	(306)	(308)
Change in pension obligation	5,580	3,296
Transfers of loans to other real estate	80,413	77,780
Acquisitions:
Assets acquired	—	2,225,370
Liabilities assumed	—	2,161,896
Net assets acquired	—	63,474

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
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in BancShares’ 2011 Form 10-K. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2012. The reclassifications have no effect on shareholders’ equity or net income as previously reported. Fair values assigned to acquired assets are subject to refinement for one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. There were no adjustments to previously reported acquisition gains during the second quarter of 2012.
Effective April 1, 2012, BancShares elected to change the threshold above which impaired loans not considered to be troubled debt restructurings are individually evaluated for impairment. Previously, impaired loans greater than $1,000 were subject to an individual impairment analysis; effective in the second quarter of 2012 impaired loans greater than $500 were subject to such an analysis. The threshold for analysis is applied to the total lending relationship to determine the loans to be evaluated. The impact of this change in estimation method was a reduction in the allowance for loan and lease losses of $2,615 at June 30, 2012.
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

Note B
Investments
The aggregate values of investment securities at June 30, 2012, December 31, 2011, and June 30, 2011 along with unrealized gains and losses determined on an individual security basis are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale
June 30, 2012
U. S. Treasury	$878,692	$149	$156	$878,685
Government agency	2,976,079	2,684	565	2,978,198
Corporate bonds	49,987	459	—	50,446
Residential mortgage-backed securities	699,468	9,022	845	707,645
Equity securities	841	17,397	—	18,238
State, county and municipal	1,026	10	—	1,036
Total investment securities available for sale	$4,606,093	$29,721	$1,566	$4,634,248
December 31, 2011
U. S. Treasury	$887,041	$808	$30	$887,819
Government agency	2,591,974	1,747	1,512	2,592,209
Corporate bonds	250,476	2,344	—	252,820
Residential mortgage-backed securities	298,402	9,165	346	307,221
Equity securities	939	14,374	—	15,313
State, county and municipal	1,026	16	1	1,041
Total investment securities available for sale	$4,029,858	$28,454	$1,889	$4,056,423
June 30, 2011
U. S. Treasury	$1,286,978	$2,309	$5	$1,289,282
Government agency	1,904,135	1,848	1,140	1,904,843
Corporate bonds	461,756	5,258	43	466,971
Residential mortgage-backed securities	327,531	6,403	451	333,483
Equity securities	965	17,644	—	18,609
State, county and municipal	1,037	19	3	1,053
Total investment securities available for sale	$3,982,402	$33,481	$1,642	$4,014,241
Investment securities held to maturity
June 30, 2012
Residential mortgage-backed securities	$1,578	$163	$27	$1,714
December 31, 2011
Residential mortgage-backed securities	$1,822	$184	$26	$1,980
June 30, 2011
Residential mortgage-backed securities	$2,098	$206	$26	$2,278

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
The following table provides the expected maturity distribution for residential mortgage-backed securities and the contractual maturity distribution of other investment securities as of the dates indicated. Callable securities are assumed to mature on their earliest call date.

	June 30, 2012		December 31, 2011		June 30, 2011
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Investment securities available for sale
Maturing in:
One year or less	$2,424,304	$2,425,612	$3,238,657	$3,241,415	$3,133,235	$3,140,002
One through five years	1,953,001	1,954,357	548,459	549,351	549,912	551,647
Five through 10 years	71,914	72,533	90,605	91,087	99,834	100,387
Over 10 years	156,033	163,508	151,198	159,257	198,456	203,596
Equity securities	841	18,238	939	15,313	965	18,609
Total investment securities available for sale	$4,606,093	$4,634,248	$4,029,858	$4,056,423	$3,982,402	$4,014,241
Investment securities held to maturity
Maturing in:
One through five years	$1,470	$1,568	$12	$11	$8	$6
Five through 10 years	4	4	1,699	1,820	1,973	2,110
Over 10 years	104	142	111	149	117	162
Total investment securities held to maturity	$1,578	$1,714	$1,822	$1,980	$2,098	$2,278
For each period presented, securities gains (losses) include the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Gross gains on sales of investment securities available for sale	$5	$—	$5	$156
Gross losses on sales of investment securities available for sale	(2)	(96)	(2)	(701)
Other than temporary impairment loss on equity securities	—	—	(45)	—
Total securities gains (losses)	$3	$(96)	$(42)	$(545)

The following table provides information regarding securities with unrealized losses as of June 30, 2012 and June 30, 2011:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
Investment securities available for sale:
U. S. Treasury	$528,579	$156	$—	$—	$528,579	$156
Government agency	818,772	565	—	—	818,772	565
Residential mortgage-backed securities	292,053	808	1,668	37	293,721	845
State, county and municipal	—	—	10	—	10	—
Total	$1,639,404	$1,529	$1,678	$37	$1,641,082	$1,566
Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$19	$27	$19	$27
June 30, 2011
Investment securities available for sale:
U.S. Treasury	$50,307	$5	$—	$—	$50,307	$5
Government agency	507,210	1,140	—	—	507,210	1,140
Corporate bonds	9,957	43	—	—	9,957	43
Residential mortgage-backed securities	80,866	401	2,016	50	82,882	451
State, county and municipal	529	3	10	—	539	3
Total	$648,869	$1,592	$2,026	$50	$650,895	$1,642
Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$29	$26	$29	$26
Investment securities with an aggregate fair value of $1,697 have had continuous unrealized losses for more than twelve months as of June 30, 2012 with an aggregate unrealized loss of $64. These 24 investments include residential mortgage-backed and state, county and municipal securities. None of the unrealized losses identified as of June 30, 2012 December 31, 2011, or June 30, 2011 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Investment securities having an aggregate carrying value of $2,432,638 at June 30, 2012, $2,588,704 at December 31, 2011 and $2,684,107 at June 30, 2011 were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

Note C
Loans and Leases
Loans and leases outstanding include the following as of the dates indicated:

	June 30, 2012	December 31, 2011	June 30, 2011
Covered loans	$1,999,351	$2,362,152	$2,399,738
Noncovered loans and leases:
Commercial:
Construction and land development	329,151	381,163	407,134
Commercial mortgage	5,149,696	5,104,993	4,861,457
Other commercial real estate	162,579	144,771	148,977
Commercial and industrial	1,722,761	1,764,407	1,805,812
Lease financing	320,703	312,869	303,104
Other	140,738	158,369	170,758
Total commercial loans	7,825,628	7,866,572	7,697,242
Non-commercial:
Residential mortgage	809,230	784,118	825,610
Revolving mortgage	2,268,210	2,296,306	2,303,687
Construction and land development	127,726	137,271	145,445
Consumer	431,664	497,370	556,870
Total non-commercial loans	3,636,830	3,715,065	3,831,612
Total noncovered loans and leases	11,462,458	11,581,637	11,528,854
Total loans and leases	$13,461,809	$13,943,789	$13,928,592

	June 30, 2012			December 31, 2011			June 30, 2011
	Impaired at acquisition date	All other covered loans	Total	Impaired at acquisition date	All other covered loans	Total	Impaired at acquisition date	All other covered loans	Total
Covered loans:
Commercial:
Construction and land development	$86,056	$186,389	$272,445	$117,603	$221,270	$338,873	$83,844	$254,806	$338,650
Commercial mortgage	121,580	1,021,097	1,142,677	138,465	1,122,124	1,260,589	120,916	1,186,859	1,307,775
Other commercial real estate	29,199	86,588	115,787	33,370	125,024	158,394	35,347	138,259	173,606
Commercial and industrial	4,771	61,671	66,442	27,802	85,640	113,442	7,990	117,502	125,492
Lease financing	—	—	—	—	57	57	6	218	224
Other	—	1,228	1,228	—	1,330	1,330	—	1,675	1,675
Total commercial loans	241,606	1,356,973	1,598,579	317,240	1,555,445	1,872,685	248,103	1,699,319	1,947,422
Non-commercial:
Residential mortgage	55,585	266,468	322,053	46,130	281,438	327,568	19,635	334,398	354,033
Revolving mortgage	8,286	28,824	37,110	15,350	36,202	51,552	483	11,450	11,933
Construction and land development	31,767	7,527	39,294	78,108	27,428	105,536	42,056	40,121	82,177
Consumer	404	1,911	2,315	1,477	3,334	4,811	122	4,051	4,173
Total non-commercial loans	96,042	304,730	400,772	141,065	348,402	489,467	62,296	390,020	452,316
Total covered loans	$337,648	$1,661,703	$1,999,351	$458,305	$1,903,847	$2,362,152	$310,399	$2,089,339	$2,399,738

At June 30, 2012, $2,451,827 in noncovered loans were pledged to secure debt obligations, compared to $2,492,644 at December 31, 2011 and $2,346,460 at June 30, 2011.

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
Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of noncovered, ungraded loans at June 30, 2012 relate to business credit cards and tobacco buyout loans classified as commercial and industrial loans. Business credit card loans with an outstanding balance of $75,198 at June 30, 2012 are subject to automatic charge off when they become 120 days past due in the same manner as unsecured consumer lines of credit. Tobacco buyout loans with an outstanding balance of $42,090 at June 30, 2012 are secured by assignments of receivables made pursuant to the Fair and Equitable Tobacco Reform Act of 2004. The credit risk associated with these loans is considered low as the payments that began in 2005 and continue through 2014 are to be made by the Commodity Credit Corporation which is part of the United States Department of Agriculture.
The credit quality indicators for noncovered, non-commercial loans are based on the delinquency status of the borrower. As the borrower becomes more delinquent, the likelihood of loss increases.

The composition of the loans and leases outstanding at June 30, 2012 and December 31, 2011 and June 30, 2011 by credit quality indicator is provided below:

	Commercial noncovered loans and leases
Grade:	Construction and Land Development	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Other	Total Commercial Loans Not Covered by Loss Share
June 30, 2012
Pass	$289,974	$4,775,558	$149,977	$1,545,409	$315,119	$139,722	$7,215,759
Special mention	10,353	221,194	6,220	23,323	2,740	257	264,087
Substandard	27,266	136,390	5,821	25,525	1,867	742	197,611
Doubtful	1,232	12,202	265	2,915	517	—	17,131
Ungraded	326	4,352	296	125,589	460	17	131,040
Total	$329,151	$5,149,696	$162,579	$1,722,761	$320,703	$140,738	$7,825,628
December 31, 2011
Pass	$332,742	$4,749,254	$130,586	$1,556,651	$306,225	$157,089	$7,232,547
Special mention	18,973	220,235	5,821	36,951	4,537	1,271	287,788
Substandard	28,793	129,391	7,794	28,240	2,107	—	196,325
Doubtful	17	1,164	377	643	—	—	2,201
Ungraded	638	4,949	193	141,922	—	9	147,711
Total	$381,163	$5,104,993	$144,771	$1,764,407	$312,869	$158,369	$7,866,572
June 30, 2011
Pass	$362,202	$4,505,768	$134,686	$1,590,496	$294,134	$170,133	$7,057,419
Special mention	11,923	229,564	8,352	38,466	5,619	602	294,526
Substandard	32,494	116,267	5,398	27,881	3,124	—	185,164
Doubtful	515	6,435	401	804	182	—	8,337
Ungraded	—	3,423	140	148,165	45	23	151,796
Total	$407,134	$4,861,457	$148,977	$1,805,812	$303,104	$170,758	$7,697,242

	Non-commercial noncovered loans and leases
	Residential Mortgage	Revolving Mortgage	Construction and Land Development	Consumer	Total Non-commercial Noncovered Loans
June 30, 2012
Current	$781,632	$2,251,428	$125,096	$427,223	$3,585,379
30-59 days past due	12,601	10,131	1,352	1,993	26,077
60-89 days past due	3,659	2,460	447	975	7,541
90 days or greater past due	11,338	4,191	831	1,473	17,833
Total	$809,230	$2,268,210	$127,726	$431,664	$3,636,830
December 31, 2011
Current	$757,113	$2,286,511	$135,774	491,142	$3,670,540
30-59 days past due	11,790	3,437	798	3,514	19,539
60-89 days past due	2,686	2,042	127	1,271	6,126
90 days or greater past due	12,529	4,316	572	1,443	18,860
Total	$784,118	$2,296,306	$137,271	$497,370	$3,715,065
June 30, 2011
Current	$806,439	$2,291,153	$143,376	$551,606	$3,792,574
30-59 days past due	3,376	3,500	381	2,633	9,890
60-89 days past due	2,897	1,732	1,120	1,128	6,877
90 days or greater past due	12,898	7,302	568	1,503	22,271
Total	$825,610	$2,303,687	$145,445	$556,870	$3,831,612

	Covered loans
Grade:	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Residential Mortgage	Revolving Mortgage	Construction and Land Development Non-commercial	Consumer and Other	Total Covered Loans
June 30, 2012
Pass	$20,662	$358,287	$36,459	$25,280	$—	$187,317	$28,528	$137	$1,629	$658,299
Special mention	79,987	331,659	23,293	16,969	—	16,602	1,748	2,428	267	472,953
Substandard	73,179	372,528	46,465	15,630	—	79,239	6,834	30,190	709	624,774
Doubtful	95,354	77,679	9,570	8,449	—	15,702	—	6,539	553	213,846
Ungraded	3,263	2,524	—	114	—	23,193	—	—	385	29,479
Total	$272,445	$1,142,677	$115,787	$66,442	$—	$322,053	$37,110	$39,294	$3,543	$1,999,351
December 31, 2011
Pass	$29,321	$397,526	$49,259	$36,409	$57	$189,794	$34,164	$4,958	$2,393	$743,881
Special mention	92,758	348,482	33,754	32,257	—	25,464	3,566	13,394	942	550,617
Substandard	125,158	427,996	58,351	21,914	—	70,582	9,863	72,349	1,096	787,309
Doubtful	87,936	84,871	17,030	22,862	—	13,833	3,959	14,835	982	246,308
Ungraded	3,700	1,714	—	—	—	27,895	—	—	728	34,037
Total	$338,873	$1,260,589	$158,394	$113,442	$57	$327,568	$51,552	$105,536	$6,141	$2,362,152
June 30, 2011
Pass	$57,074	$561,871	$60,738	$51,519	$218	$266,349	$11,307	$5,883	$3,987	$1,018,946
Special mention	99,051	304,731	41,616	46,944	—	25,153	143	21,654	251	539,543
Substandard	91,247	377,263	47,081	20,832	—	45,439	483	42,395	144	624,884
Doubtful	89,761	63,775	24,171	6,197	6	8,648	—	12,245	872	205,675
Ungraded	1,517	135	—	—	—	8,444	—	—	594	10,690
Total	$338,650	$1,307,775	$173,606	$125,492	$224	$354,033	$11,933	$82,177	$5,848	$2,399,738

The aging of the outstanding loans and leases, by class, at June 30, 2012, December 31, 2011 and June 30, 2011 (excluding loans and leases acquired with deteriorated credit quality) is provided in the table below. The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal have not been paid. Loans and leases 30 days or less past due are considered current due to certain grace periods that allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans and Leases
June 30, 2012
Noncovered loans and leases:
Construction and land development - commercial	$1,430	$463	$8,663	$10,556	$318,595	$329,151
Commercial mortgage	15,830	5,171	16,832	37,833	5,111,863	5,149,696
Other commercial real estate	284	68	551	903	161,676	162,579
Commercial and industrial	2,528	882	2,153	5,563	1,717,198	1,722,761
Lease financing	305	4	530	839	319,864	320,703
Other	100	—	—	100	140,638	140,738
Residential mortgage	12,601	3,659	11,338	27,598	781,632	809,230
Revolving mortgage	10,131	2,460	4,191	16,782	2,251,428	2,268,210
Construction and land development - non-commercial	1,352	447	831	2,630	125,096	127,726
Consumer	1,993	975	1,473	4,441	427,223	431,664
Total noncovered loans and leases	$46,554	$14,129	$46,562	$107,245	$11,355,213	$11,462,458
December 31, 2011
Noncovered loans and leases:
Construction and land development - commercial	$2,623	$1,494	$2,177	$6,294	$374,869	$381,163
Commercial mortgage	18,308	4,438	15,626	38,372	5,066,621	5,104,993
Other commercial real estate	657	147	561	1,365	143,406	144,771
Commercial and industrial	5,235	1,230	1,438	7,903	1,756,504	1,764,407
Lease financing	637	212	620	1,469	311,400	312,869
Other	—	—	—	—	158,369	158,369
Residential mortgage	11,790	2,686	12,529	27,005	757,113	784,118
Revolving mortgage	3,437	2,042	4,316	9,795	2,286,511	2,296,306
Construction and land development - non-commercial	798	127	572	1,497	135,774	137,271
Consumer	3,514	1,271	1,443	6,228	491,142	497,370
Total noncovered loans and leases	$46,999	$13,647	$39,282	$99,928	$11,481,709	$11,581,637
June 30, 2011
Noncovered loans and leases:
Construction and land development - commercial	$876	$763	$3,150	$4,789	$402,345	$407,134
Commercial mortgage	12,985	5,580	21,467	40,032	4,821,425	4,861,457
Other commercial real estate	270	54	586	910	148,067	148,977
Commercial and industrial	3,102	909	2,402	6,413	1,799,399	1,805,812
Lease financing	337	82	359	778	302,326	303,104
Other	—	—	—	—	170,758	170,758
Residential mortgage	3,376	2,897	12,898	19,171	806,439	825,610
Revolving mortgage	3,500	1,732	7,302	12,534	2,291,153	2,303,687
Construction and land development - non-commercial	381	1,120	568	2,069	143,376	145,445
Consumer	2,633	1,128	1,503	5,264	551,606	556,870
Total noncovered loans and leases	$27,460	$14,265	$50,235	$91,960	$11,436,894	$11,528,854

The recorded investment, by class, in loans and leases on nonaccrual status and loans and leases greater than 90 days past due and still accruing at June 30, 2012, December 31, 2011, and June 30, 2011 (excluding loans and leases acquired with deteriorated credit quality) is as follows:

	June 30, 2012		December 31, 2011		June 30, 2011
	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Noncovered loans and leases:
Construction and land development - commercial	$8,602	$449	$15,102	$313	$24,675	$78
Commercial mortgage	38,044	3,279	23,748	3,107	30,960	2,757
Commercial and industrial	9,166	323	1,864	320	2,408	588
Lease financing	651	13	200	554	605	28
Other commercial real estate	578	186	1,170	—	847	1
Construction and land development - non-commercial	741	535	—	572	49	519
Residential mortgage	11,232	2,807	10,657	4,227	13,897	2,462
Revolving mortgage	—	4,182	—	4,306	—	7,282
Consumer	392	1,133	—	1,441	—	1,493
Total noncovered loans and leases	$69,406	$12,907	$52,741	$14,840	$73,441	$15,208
Acquired Loans
When the fair values of covered loans were established, certain loans were identified as impaired. The following table provides changes in the carrying value of acquired loans during the six months ended June 30, 2012 and 2011:

	2012		2011
	Impaired at acquisition date	All other acquired loans	Impaired as acquisition date	All other acquired loans
Balance, January 1	$458,305	$1,903,847	$330,705	$1,676,747
Fair value of acquired loans covered by loss share agreements	—	—	99,344	660,007
Reductions for repayments, foreclosures and changes in fair value	(120,657)	(242,144)	(119,650)	(247,415)
Balance, June 30	$337,648	$1,661,703	$310,399	$2,089,339
Outstanding principal balance at June 30	$1,156,145	$2,293,228	$1,100,257	$2,937,273

Analyses of the timing and amounts of cash flows were prepared at the acquisition dates for all acquired loans deemed impaired at acquisition (except loans acquired in the Venture Bank (VB) and Temecula Valley Bank (TVB) transactions) and those analyses are used to determine the amount of accretable yield recognized on those loans. Subsequent changes in cash flow estimates result in changes to the amount of accretable yield to be recognized. The timing of cash flows for nonperforming loans acquired in the VB and TVB transactions were not estimated due to relative unfamiliarity with the markets in which the collateral was located, inexperience with the type of borrowers, and general uncertainty of the time required for disposition of the assets. These factors were alleviated to a large degree in later transactions where prior experience provided the ability to make reasonable estimates as to the timing of future cash flows.

The cost recovery method is being applied for the nonperforming loans acquired from the TVB and VB transactions unless cash flow estimates in the later periods indicated subsequent improvement that would lead to the recognition of accretable yield. The cost recovery method is also being applied to loans from other transactions where the timing of the cash flows is no longer reasonably estimable due to subsequent nonperformance by the borrower or uncertainty in the ultimate disposition of the asset. The remaining carrying value of loans on the cost recovery method was $166,138 at June 30, 2012, $200,819 at December 31, 2011 and $249,724 at June 30, 2011.

The following table documents changes to the amount of accretable yield for the first six months of 2012 and 2011. For acquired loans, improved cash flow estimates and receipt of unscheduled loan payments result in the reclassification of nonaccretable difference to accretable yield.

	2012	2011
Balance, January 1	$276,690	$164,586
Additions	—	53,426
Accretion	(125,791)	(122,755)
Reclassifications from nonaccretable difference	186,908	60,452
Balance, June 30	$337,807	$155,709

Note D
Allowance for Loan and Lease Losses
Activity in the allowance for loan and lease losses, ending balances of loans and leases and related allowance by class of loans is summarized as follows:

	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Other	Residential Mortgage	Revolving Mortgage	Construction and Land Development - Non- commercial	Consumer	Non- specific	Total
Noncovered Loans
Allowance for loan and lease losses:
Six months ended June 30, 2012
Balance at January 1	$5,467	$67,486	$2,169	$23,723	$3,288	$1,315	$8,879	$27,045	$1,427	$25,962	$14,122	$180,883
Charge-offs	(9,221)	(4,020)	(254)	(3,046)	(335)	(28)	(2,290)	(6,271)	(675)	(5,285)	—	(31,425)
Recoveries	269	1,008	—	437	48	4	312	414	152	929	—	3,573
Provision	8,541	6,492	498	3,801	514	(108)	738	5,512	911	3,382	1,820	32,101
Balance at June 30	$5,056	$70,966	$2,413	$24,915	$3,515	$1,183	$7,639	$26,700	$1,815	$24,988	$15,942	$185,132
Six months ended June 30, 2011
Balance at January 1	$10,512	$64,772	$2,200	$24,089	$3,384	$1,473	$7,009	$18,016	$1,751	$29,448	$13,863	$176,517
Charge-offs	(395)	(3,961)	(83)	(2,613)	(252)	—	(719)	(4,446)	(373)	(9,289)	—	(22,131)
Recoveries	37	555	6	282	37	—	4	159	73	433	—	1,586
Provision	(462)	5,757	145	3,160	189	(122)	1,110	8,291	(127)	6,487	215	24,643
Balance at June 30	$9,692	$67,123	$2,268	$24,918	$3,358	$1,351	$7,404	$22,020	$1,324	$27,079	$14,078	$180,615
Three months ended June 30, 2012
Balance at April 1	$6,608	$72,155	$2,248	$24,246	$3,320	$1,281	$9,107	$26,911	$1,397	$24,288	$14,822	$186,383
Charge-offs	(3,492)	(1,556)	(112)	(1,599)	(144)	(28)	(1,255)	(3,331)	—	(2,277)	—	(13,794)
Recoveries	228	12	—	187	18	—	269	198	145	497	—	1,554
Provision	1,712	355	277	2,081	321	(70)	(482)	2,922	273	2,480	1,120	10,989
Balance at June 30	$5,056	$70,966	$2,413	$24,915	$3,515	$1,183	$7,639	$26,700	$1,815	$24,988	$15,942	$185,132
Three months ended June 30, 2011
Balance at April 1	$10,728	$66,190	$2,204	$24,365	$3,369	$1,419	$7,129	$19,363	$1,328	$27,778	$14,095	$177,968
Charge-offs	(308)	(825)	—	(1,592)	(252)	—	(713)	(4,404)	(363)	(3,221)	—	(11,678)
Recoveries	13	546	6	277	37	—	3	159	70	433	—	1,544
Provision	(741)	1,212	58	1,868	204	(68)	985	6,902	289	2,089	(17)	12,781
Balance at June 30	$9,692	$67,123	$2,268	$24,918	$3,358	$1,351	$7,404	$22,020	$1,324	$27,079	$14,078	$180,615

	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Other	Residential Mortgage	Revolving Mortgage	Construction and Land Development - Non- commercial	Consumer	Non- specific	Total
Allowance for loan and lease losses:
June 30, 2012
ALLL for loans and leases individually evaluated for impairment	$1,621	$9,745	$498	$2,318	$70	$—	$1,451	$51	$205	$253	$—	$16,212
ALLL for loans and leases collectively evaluated for impairment	3,435	61,221	1,915	22,597	3,445	1,183	6,188	26,649	1,610	24,735	—	152,978
Non-specific ALLL	—	—	—	—	—	—	—	—	—	—	15,942	15,942
Total allowance for loan and lease losses	$5,056	$70,966	$2,413	$24,915	$3,515	$1,183	$7,639	$26,700	$1,815	$24,988	$15,942	$185,132
December 31, 2011
ALLL for loans and leases individually evaluated for impairment	$1,139	$5,266	$283	$640	$17	$14	$411	$—	$145	$47	$—	$7,962
ALLL for loans and leases collectively evaluated for impairment	4,328	62,220	1,886	23,083	3,271	1,301	8,468	27,045	1,282	25,915	—	158,799
Non-specific ALLL	—	—	—	—	—	—	—	—	—	—	14,122	14,122
Total allowance for loan and lease losses	$5,467	$67,486	$2,169	$23,723	$3,288	$1,315	$8,879	$27,045	$1,427	$25,962	$14,122	$180,883
June 30, 2011
ALLL for loans and leases individually evaluated for impairment	$5,526	$5,272	$56	$430	$48	$—	$455	$—	$93	$45	$—	$11,925
ALLL for loans and leases collectively evaluated for impairment	4,166	61,851	2,212	24,488	3,310	1,351	6,949	22,020	1,231	27,034	—	154,612
Non-specific ALLL	—	—	—	—	—	—	—	—	—	—	14,078	14,078
Total allowance for loan and lease losses	$9,692	$67,123	$2,268	$24,918	$3,358	$1,351	$7,404	$22,020	$1,324	$27,079	$14,078	$180,615

Loans and leases:
June 30, 2012
Loans and leases individually evaluated for impairment	$28,230	$139,235	$4,919	$18,754	$354	$742	$19,305	$3,594	$3,458	$3,108	$—	$221,699
Loans and leases collectively evaluated for impairment	300,921	5,010,461	157,660	1,704,007	320,349	139,996	789,925	2,264,616	124,268	428,556	—	11,240,759
Total loan and leases	$329,151	$5,149,696	$162,579	$1,722,761	$320,703	$140,738	$809,230	$2,268,210	$127,726	$431,664	$—	$11,462,458
December 31, 2011
Loans and leases individually evaluated for impairment	$26,782	$92,872	$5,686	$15,996	$328	$193	$9,776	$—	$3,676	$992	$—	$156,301
Loans and leases collectively evaluated for impairment	354,381	5,012,121	139,085	1,748,411	312,541	158,176	774,342	2,296,306	133,595	496,378	—	11,425,336
Total loan and leases	$381,163	$5,104,993	$144,771	$1,764,407	$312,869	$158,369	$784,118	$2,296,306	$137,271	$497,370	$—	$11,581,637
June 30, 2011
Loans and leases individually evaluated for impairment	$28,274	$69,806	$1,770	$14,063	$617	$—	$11,102	$—	$2,562	$994	$—	$129,188
Loans and leases collectively evaluated for impairment	378,860	4,791,651	147,207	1,791,749	302,487	170,758	814,508	2,303,687	142,883	555,876	—	11,399,666
Total loan and leases	$407,134	$4,861,457	$148,977	$1,805,812	$303,104	$170,758	$825,610	$2,303,687	$145,445	$556,870	$—	$11,528,854

	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Residential Mortgage	Revolving Mortgage	Construction and Land Development - Non-commercial	Consumer and Other	Total
Covered Loans
Allowance for loan and lease losses (1):
Six months ended June 30, 2012
Balance at January 1	$16,693	$39,557	$16,862	$5,500	$13	$5,433	$77	$4,652	$474	$89,261
Charge-offs	(5,026)	(15,393)	(796)	(6,016)	—	(2,612)	—	(9)	(35)	(29,887)
Recoveries	—	—	—	—	—	142	—	—	—	142
Provision	4,316	11,827	(6,872)	15,240	(13)	2,612	2,471	(863)	(437)	28,281
Balance at June 30	$15,983	$35,991	$9,194	$14,724	$—	$5,575	$2,548	$3,780	$2	$87,797
Six months ended June 30, 2011
Balance at January 1	$20,654	$13,199	$4,148	$6,828	$—	$113	$676	$5,607	$23	$51,248
Charge-offs	(9,952)	(24,007)	(11,474)	(2,443)	—	(2,734)	—	(5,044)	(74)	(55,728)
Recoveries	—	15	91	12	—	44	—	—	—	162
Provision	13,532	32,886	20,076	(2,525)	—	6,230	(666)	4,157	63	73,753
Balance at June 30	$24,234	$22,093	$12,841	$1,872	$—	$3,653	$10	$4,720	$12	$69,435
Three months ended June 30, 2012
Balance at April 1	12,736	39,744	11,150	13,728	3	4,732	1,027	2,720	277	$86,117
Charge-offs	(3,639)	(9,182)	(796)	(2,827)	—	(657)	—	(9)	(30)	(17,140)
Recoveries	—	—	—	—	—	142	—	—	—	142
Provision	6,886	5,429	(1,160)	3,823	(3)	1,358	1,521	1,069	(245)	18,678
Balance at June 30	$15,983	$35,991	$9,194	$14,724	$—	$5,575	$2,548	$3,780	$2	$87,797
Three months ended June 30, 2011
Balance at April 1	$20,419	$14,649	$4,905	$6,712	$—	$1,012	$1,451	$5,468	$13	$54,629
Charge-offs	(5,156)	(11,409)	(3,289)	(2,413)	—	(1,927)	—	(2,276)	(74)	(26,544)
Recoveries	—	7	91	12	—	44	—	—	—	154
Provision	8,971	18,846	11,134	(2,439)	—	4,524	(1,441)	1,528	73	41,196
Balance at June 30	$24,234	$22,093	$12,841	$1,872	$—	$3,653	$10	$4,720	$12	$69,435
Allowance for loan and lease losses (1):
June 30, 2012
ALLL for loans and leases acquired with deteriorated credit quality	$15,983	$35,991	$9,194	$14,724	$—	$5,575	$2,548	$3,780	$2	$87,797
December 31, 2011
ALLL for loans and leases acquired with deteriorated credit quality	16,693	39,557	16,862	5,500	13	5,433	77	4,652	474	89,261
June 30, 2011
ALLL for loans and leases acquired with deteriorated credit quality	24,234	22,093	12,841	1,872	—	3,653	10	4,720	12	69,435
Loans and leases:
June 30, 2012
Loans and leases acquired with deteriorated credit quality	272,445	1,142,677	115,787	66,442	—	322,053	37,110	39,294	3,543	1,999,351
December 31, 2011
Loans and leases acquired with deteriorated credit quality	338,873	1,260,589	158,394	113,442	57	327,568	51,552	105,536	6,141	2,362,152
June 30, 2011
Loans and leases acquired with deteriorated credit quality	338,650	1,307,775	173,606	125,492	224	354,033	11,933	82,177	5,848	2,399,738
(1) The allowance of $19,157 at June 30, 2012 and $1,099 at December 31, 2011 relating to pooled loans is included in the loan classes above based on the primary loan class within each pool.

The following tables provides information on noncovered impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, including interest income recognized in the period during which the loans and leases were considered impaired.

	With a recorded allowance	With no recorded allowance	Total	Related allowance recorded
June 30, 2012
Impaired noncovered loans and leases
Construction and land development - commercial	$8,700	$18,473	$27,173	$1,555
Commercial mortgage	64,016	53,951	117,967	8,811
Other commercial real estate	1,218	2,491	3,709	435
Commercial and industrial	5,923	8,004	13,927	2,070
Lease financing	292	—	292	66
Other	—	742	742	—
Revolving Mortgage	1,240	2,354	3,594	51
Residential mortgage	13,076	4,844	17,920	1,380
Construction and land development - non-commercial	1,311	2,147	3,458	205
Consumer	1,915	1,193	3,108	253
Total impaired noncovered loans and leases	$97,691	$94,199	$191,890	$14,826
December 31, 2011
Impaired noncovered loans and leases
Construction and land development - commercial	$24,994	$—	$24,994	$1,027
Commercial mortgage	53,687	11,840	65,527	3,813
Other commercial real estate	1,558	1,022	2,580	114
Commercial and industrial	7,157	7,111	14,268	549
Lease financing	322	—	322	16
Other	—	—	—	—
Residential mortgage	9,776	—	9,776	411
Construction and land development - non-commercial	3,676	—	3,676	145
Consumer	992	—	992	47
Total impaired noncovered loans and leases	$102,162	$19,973	$122,135	$6,122
June 30, 2011
Impaired noncovered loans and leases
Construction and land development - commercial	$27,237	$1,037	$28,274	$5,526
Commercial mortgage	64,272	5,534	69,806	5,272
Other commercial real estate	1,770	—	1,770	56
Commercial and industrial	6,917	7,146	14,063	430
Lease financing	617	—	617	48
Other	—	—	—	—
Residential mortgage	11,102	—	11,102	455
Construction and land development - non-commercial	2,562	—	2,562	93
Consumer	994	—	994	45
Total impaired noncovered loans and leases	$115,471	$13,717	$129,188	$11,925

	Average Balance	Unpaid Principal Balance	Interest Income Recognized
Six months ended June 30, 2012
Noncovered impaired loans and leases:
Construction and land development - commercial	$27,118	$44,157	$283
Commercial mortgage	92,357	121,543	1,414
Other commercial real estate	3,140	3,871	48
Commercial and industrial	14,135	13,988	120
Lease financing	339	292	4
Other	124	742	13
Revolving Mortgage	1,956	3,594	20
Residential mortgage	15,298	18,355	234
Construction and land development - non-commercial	3,518	3,458	50
Consumer	1,735	3,109	7
Total noncovered impaired loans and leases	$159,720	$213,109	$2,193
Three months ended June 30, 2012
Noncovered impaired loans and leases:
Construction and land development - commercial	$32,549	$44,157	$249
Commercial mortgage	123,944	121,543	1,062
Other commercial real estate	4,181	3,871	48
Commercial and industrial	15,267	13,988	66
Lease financing	420	292	3
Other	247	742	13
Revolving Mortgage	3,904	3,594	20
Residential mortgage	21,022	18,355	154
Construction and land development - non-commercial	3,858	3,458	31
Consumer	2,337	3,109	6
Total noncovered impaired loans and leases	$207,729	$213,109	$1,652
Six months ended June 30, 2011
Noncovered impaired loans and leases:
Construction and land development - commercial	$28,819	$28,475	$104
Commercial mortgage	65,937	70,259	1,078
Other commercial real estate	1,227	1,770	25
Commercial and industrial	12,454	14,063	223
Lease financing	758	617	12
Other	38	—	—
Residential mortgage	8,150	11,102	176
Construction and land development - non-commercial	1,196	2,562	45
Consumer	399	994	10
Total noncovered impaired loans and leases	$118,978	$129,842	$1,673
Three months ended June 30, 2011
Noncovered impaired loans and leases:
Construction and land development - commercial	$28,541	$28,475	$32
Commercial mortgage	65,763	70,259	340
Other commercial real estate	1,358	1,770	15
Commercial and industrial	10,953	14,063	58
Lease financing	790	617	—
Other	—	—	—
Residential mortgage	9,144	11,102	116
Construction and land development - non-commercial	1,538	2,562	39
Consumer	548	994	8
Total noncovered impaired loans and leases	$118,635	$129,842	$608

Noncovered impaired loans presented in the preceding table exclude troubled debt restructurings of $29,810 that are considered performing as a result of the loans carrying a market interest rate and evidence of sustained performance after restructuring.
Noncovered impaired loans increased $75,579 during the second quarter of 2012 is the result of a change in estimation methodology that now includes loans above $500 in the individual impairment analysis compared to only loans above $1,000 in previous periods.
At June 30, 2012, covered loans of $681,181 have had no adverse change in expected cashflows since the date of acquisition and have no allowance for loan losses recorded.
Troubled Debt Restructurings

The following table provides the types of troubled debt restructurings made for the three- and twelve-month periods ended June 30, 2012, as well as the loans restructured during those periods that have experienced payment default subsequent to restructuring.

	Three months ended June 30, 2012				Six months ended June 30, 2012				Twelve Months Ended June 30, 2012
	All Restructurings		Restructurings with payment default		All Restructurings		Restructurings with payment default		All Restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Noncovered loans
Interest only period provided
Construction and land development - commercial	2	$316	—	$—	2	316	—	—	3	$510	—	$—
Commercial mortgage	5	3,108	—	—	9	3,741	1	109	10	4,096	1	109
Other commercial real estate	—	—	—	—	—	—	—	—	1	265	1	265
Commercial and industrial	—	—	—	—	—	—	—	—	3	1,119	—	—
Residential mortgage	—	—	—	—	1	341	—	—	2	395	—	—
Construction and land development - non-commercial	—	—	—	—	—	—	—	—	1	476	—	—
Total interest only	7	3,424	—	—	12	4,398	1	109	20	6,861	2	374

Loan term extension
Construction and land development - commercial	1	253	—	—	2	7,514	—	—	5	9,592	1	509
Commercial mortgage	17	4,873	2	776	35	12,404	5	2,027	60	24,299	11	4,857
Other commercial real estate	2	963	—	—	3	1,345	—	—	4	1,396	—	—
Commercial and industrial	3	320	—	—	8	886	2	94	20	3,062	3	278
Lease financing	—	—	—	—	3	178	—	—	4	182	—	—
Residential mortgage	2	153	—	—	5	447	—	—	12	1,990	2	271
Construction and land development - non-commercial	—	—	—	—	1	1,701	—	—	2	2,095	1	394
Consumer	4	241	—	—	5	1,142	—	—	5	1,142	—	—
Total loan term extension	29	6,803	2	776	62	25,617	7	2,121	112	43,758	18	6,309

Below market interest rate
Construction and land development - commercial	—	—	—	—	1	230	—	—	3	5,426	—	—
Commercial mortgage	1	1,453	—	—	3	3,376	—	—	15	15,086	3	2,336
Other commercial real estate	—	—	—	—	—	—	—	—	—	—	—	—
Commercial and industrial	3	116	—	—	4	879	—	—	6	979	1	39
Residential mortgage	7	1,429	2	407	9	1,858	3	785	12	2,405	3	785
Revolving Mortgage	1	49	—	—	1	49	—	—	1	49	—	—
Consumer	1	10	—	—	2	12	—	—	4	16	—	—
Total below market interest rate	13	3,057	2	407	20	6,404	3	785	41	23,961	7	3,160

Other concession
Commercial mortgage	1	775	—	—	2	943	—	—	2	943	—	—
Residential Mortgage	1	387	—	—	1	387	—	—	1	387	—	—
Total other concession	2	1,162	—	—	3	1,330	—	—	3	1,330	—	—
Total noncovered restructurings	51	$14,446	4	$1,183	97	37,749	11	3,015	176	$75,910	27	$9,843

	Three months ended June 30, 2012				Six months ended June 30, 2012				Twelve Months Ended June 30, 2012
	All Restructurings		Restructurings with payment default		All Restructurings		Restructurings with payment default		All Restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Covered loans
Interest only period provided
Construction and land development - commercial	—	$—	—	$—	1	$135	—	$—	2	$249	—	$—
Commercial mortgage	1	8,752	—	—	1	8,752	—	—	1	8,752	—	—
Commercial and industrial	1	971	—	—	1	971	—	—	1	971	—	—
Residential mortgage	1	100	—	—	1	100	—	—	2	4,607	1	4,507
Total interest only	3	9,823	—	—	4	9,958	—	—	6	14,579	1	4,507

Loan term extension
Construction and land development - commercial	7	2,468	—	—	9	4,850	1	2,219	16	8,045	4	3,721
Commercial mortgage	1	1,240	—	—	2	1,705	—	—	5	3,169	—	—
Other commercial real estate	—	—	—	—	—	—	—	—	1	1,858	—	—
Commercial and industrial	1	23	—	—	1	23	—	—	4	245	1	110
Residential mortgage	—	—	—	—	1	52	—	—	5	959	4	908
Total loan term extension	9	3,731	—	—	13	6,630	1	2,219	31	14,276	9	4,739

Below market interest rate
Construction and land development - commercial	1	74	—	—	8	665	1	160	22	7,363	6	5,684
Commercial mortgage	4	2,832	2	1,336	9	10,240	4	1,777	21	25,953	8	7,029
Other commercial real estate	2	1,720	—	—	2	1,720	—	—	2	1,720	—	—
Commercial and industrial	1	502	—	—	3	644	2	142	7	853	2	142
Residential mortgage	3	619	—	—	8	1,134	1	102	18	5,684	3	1,691
Construction and land development - non-commercial	—	—	—	—	1	276	1	276	2	1,875	2	1,875
Total below market interest rate	11	5,747	2	1,336	31	14,679	9	2,457	72	43,448	21	16,421
Total covered restructurings	23	$19,301	2	$1,336	48	$31,267	10	$4,676	109	$72,303	31	$25,667

For the three- and twelve-month periods ended June 30, 2012, the recorded investment in troubled debt restructurings prior to modification was not materially impacted by the modification since forgiveness of principal is not a restructuring option frequently used by BancShares.

Total troubled debt restructurings at June 30, 2012, equaled $308,038, of which $158,627 were covered and $149,411 were noncovered.

The majority of troubled debt restructurings are included in the special mention, substandard, or doubtful grading categories which results in more elevated loss expectations when determining the expected cash flows that are used to determine the allowance for loan losses associated with these loans. When a restructured loan subsequently defaults, it is evaluated and downgraded if appropriate. The more severely graded the loans, the lower the estimated expected cash flows and the greater the allowance recorded. Further, troubled debt restructurings over $500 and graded substandard or lower are evaluated individually for impairment through review of collateral values.

Note E
Receivable from FDIC for Loss Share Agreements
The following table provides changes in the receivable from the FDIC for the three- and six-month period ended June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Balance at beginning of period	$410,351	$624,322	$539,511	$623,261
Additional receivable from acquisitions	—	(4,985)	—	135,300
Accretion of discounts and premiums, net	(36,289)	(11,344)	(44,541)	(21,110)
Receipt of payments from FDIC	(68,894)	(83,083)	(192,098)	(211,928)
Post-acquisition and other adjustments, net	8,810	(2,403)	11,106	(3,016)
Balance at June 30	$313,978	$522,507	$313,978	$522,507
The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value. The fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages.
 Post-acquisition adjustments represent the net change in loss estimates related to covered loans and OREO as a result of changes in expected cash flows and the allowance for loan and lease losses related to covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan and lease losses had been recorded previously. Other adjustments include those resulting from unexpected recoveries of amounts previously charged off. Adjustments related to acquisition date fair values, made within one year after the closing date of the respective acquisition, are reflected in the acquisition gain. There were no adjustments to previously reported acquisition gains during the second quarter of 2012.

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

Investment securities. Investment securities are measured based on quoted market prices, when available. For certain residential mortgage-backed securities and state, county, and municipal securities, fair values are determined using broker prices based on recent sales of similar securities. The inputs used in the fair value measurement of investment securities are considered Level 1 or Level 2 inputs. The details of investment securities available for sale and the corresponding level of inputs are provided in the below table of assets measured at fair value on a recurring basis.

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

Interest Rate Swap. Under the terms of the existing cash flow hedge, BancShares pays a fixed payment to the counterparty in exchange for receipt of a variable payment that is determined based on the 3-month LIBOR rate. The fair value of the cash flow hedge is therefore based on projected LIBOR rates for the duration of the hedge, values that, while observable in the market, are subject to adjustment due to pricing considerations for the specific instrument. If the fair value of the swap is a net asset, the risk of default by the counterparty is considered in the determination of fair value and would be considered a Level 3 input. The inputs used in the fair value measurements of the interest rate swap are considered Level 2 inputs.

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of June 30, 2012, December 31, 2011, and June 30, 2011. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk relating to them that would cause the fair value to differ from carrying value.

	June 30, 2012		December 31, 2011		June 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$571,004	$571,004	$590,801	$590,801	$537,717	$537,717
Overnight investments	984,536	984,536	434,975	434,975	741,654	741,654
Investment securities available for sale	4,634,248	4,634,248	4,056,423	4,056,423	4,014,241	4,014,241
Investment securities held to maturity	1,578	1,715	1,822	1,980	2,098	2,278
Loans held for sale	76,374	78,139	92,539	93,235	56,004	56,004
Loans covered by loss share agreements, net of allowance for loan and lease losses	1,911,554	1,873,323	2,272,891	2,236,343	2,330,303	2,318,304
Loans and leases not covered by loss share agreements, net of allowance for loan and lease losses	11,277,326	11,200,523	11,400,754	11,312,900	11,348,239	11,213,325
Receivable from FDIC for loss share agreements (1)	313,978	297,963	539,511	446,172	522,507	529,514
Income earned not collected	49,743	49,743	42,216	42,216	50,876	50,876
Stock issued by:
Federal Home Loan Bank of Atlanta	38,105	38,105	41,042	41,042	45,002	45,002
Federal Home Loan Bank of San Francisco	11,746	11,746	12,976	12,976	14,238	14,238
Federal Home Loan Bank of Seattle	4,490	4,490	4,490	4,490	4,490	4,490
Deposits	17,801,646	17,854,346	17,577,274	17,638,359	17,662,966	17,711,225
Short-term borrowings	700,299	700,299	615,222	615,222	655,808	655,808
Long-term obligations	644,682	677,372	687,599	719,999	792,661	807,407
Accrued interest payable	23,093	23,093	23,719	23,719	27,930	27,930
Interest rate swap	11,020	11,020	10,714	10,714	9,800	9,800

(1) The fair value of the receivable from FDIC for loss share agreements excludes amounts expected to be recovered through accretion income in prospective periods.
At June 30, 2012 and 2011, other assets include $54,341 and $63,730 of stock in various Federal Home Loan Banks (FHLB). The FHLB stock, which is redeemable only through the issuer, is carried at its par value. The investment in the FHLB stock is considered a long-term investment and its value is based on the ultimate recoverability of par value which is considered a level 1 input. Management has concluded that the investment in FHLB stock was not other-than-temporarily impaired for any period presented.
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
For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of June 30, 2012, December 31, 2011, and June 30, 2011:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
June 30, 2012
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$878,685	$878,685	$—	$—
Government agency	2,978,198	2,978,198	—	—
Corporate bonds	50,446	50,446	—	—
Residential mortgage-backed securities	707,645	—	707,645	—
Equity securities	18,238	18,238	—	—
State, county, municipal	1,036	—	1,036	—
Total	$4,634,248	$3,925,567	$708,681	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$11,020	$—	$11,020	$—
December 31, 2011
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$887,819	$887,819	$—	$—
Government agency	2,592,209	2,592,209	—	—
Corporate bonds	252,820	252,820	—	—
Residential mortgage-backed securities	307,221	—	307,221	—
Equity securities	15,313	15,313	—	—
State, county, municipal	1,041	—	1,041	—
Total	$4,056,423	$3,748,161	$308,262	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$10,714	$—	$10,714	$—
June 30, 2011
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,289,282	$1,289,282	$—	$—
Government agency	1,904,843	1,904,843	—	—
Corporate bonds	466,971	466,971	—	—
Residential mortgage-backed securities	333,483	—	333,483	—
Equity securities	18,609	18,609	—	—
State, county, municipal	1,053	—	1,053	—
Total	$4,014,241	$3,679,705	$334,536	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$9,800	$—	$9,800	$—

Prices for US Treasury securities, government agency securities, corporate bonds and equity securities are readily available in the active markets in which those securities are traded and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for mortgage-backed securities and state, county and municipal securities are obtained using the fair values of similar assets and the resulting fair values are shown in the ‘Level 2 input’ column. There were no assets or liabilities valued on a recurring basis using level 3 inputs at June 30, 2012, December 31, 2011, or June 30, 2011, and there were no transfers between Level 1 and Level 2 categories during the three- and six-month periods ended June 30, 2012 and 2011.
There were no investment securities with fair values determined by reliance on significant nonobservable inputs during 2012 or 2011.

Certain assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are therefore carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. For assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of June 30, 2012, December 31, 2011, and June 30, 2011:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant nonobservable inputs (Level 3 inputs)
June 30, 2012
Loans held for sale	$49,277	$—	$49,277	$—
Impaired loans not covered by loss share agreements	111,288	—	—	111,288
December 31, 2011
Loans held for sale	63,470	—	63,470	—
Impaired loans not covered by loss share agreements	128,365	—	—	128,365
June 30, 2011
Loans held for sale	56,004	—	56,004	—
Impaired loans not covered by loss share agreements	101,245	—	—	101,245
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
No financial liabilities were carried at fair value on a nonrecurring basis as of June 30, 2012, December 31, 2011, or June 30, 2011.

OREO is measured and reported at fair value using level 3 inputs for valuations based on nonobservable criteria. The values of OREO is determined by collateral valuations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 10 and 14 percent applied for estimated holding and selling costs and other external factors that may impact the marketability of the property. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. The asset manager uses the information gathered from brokers and other market sources to identify any significant changes in the market or the subject property as they occur. Valuations are then adjusted or new appraisals are ordered to ensure the reported values reflect the most current information. The following table provides information regarding OREO for the three- and six-month periods ended June 30, 2012 and 2011.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Current year foreclosures:
Covered under loss share agreements	$41,098	$68,375	$61,630	$109,175
Not covered under loss share agreements	12,475	19,765	18,783	13,636
Loan charge-offs recorded due to the measurement and initial recognition of OREO:
Covered under loss share agreements	7,392	7,447	8,351	7,447
Not covered under loss share agreements	130	1,385	588	2,053
Write-downs recorded subsequent to foreclosure for OREO:
Covered under loss share agreements	11,137	11,431	11,259	15,997
Not covered under loss share agreements	2,629	2,433	3,112	1,684
Fair value of OREO remeasured in current period:
Covered under loss share agreements	24,136	7,759	33,697	12,572
Not covered under loss share agreements	9,301	17,272	12,893	6,567

Note G
Employee Benefit Plans
Pension expense is a component of employee benefits expense. For the three and six month periods ended June 30, 2012 and 2011 the components of pension expense are as follows:

	Three Months Ended June 30		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$3,548	$4,062	$6,375	$6,633
Interest cost	5,646	7,398	10,142	11,905
Expected return on assets	(6,755)	(8,422)	(12,134)	(14,353)
Amortization of prior service cost	52	66	105	105
Amortization of net actuarial loss	2,738	1,582	5,475	3,191
Total pension expense	$5,229	$4,686	$9,963	$7,481
The assumed discount rate for 2012 is 4.75 percent, the expected long-term rate of return on plan assets is 7.50 percent and the assumed rate of salary increases is 4.00 percent. For 2011 the assumed discount rate was 5.50 percent, expected long-term rate of return was 7.75 percent and the assumed rate of salary increases was 4.50 percent.

Note H
Income Taxes

Income tax expense totaled $10,681 and $11,265 for the second quarters of 2012 and 2011, representing effective tax rates of 22.1 percent and 34.6 percent during the respective periods. For the first six months of 2012, income tax expense totaled $29,035 compared to $48,625 during 2011. The effective tax rates for the six-month periods equals 28.4 percent and 36.9 percent, respectively.
The lower effective tax rates for 2012 result from recognition of a $6,449 credit to income tax expense resulting from the favorable outcome of state tax audits for the period 2008-2010, net of additional federal taxes.

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
Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit-risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment including cash deposits, securities and other assets. At June 30, 2012 BancShares had unused commitments totaling $5,801,224 compared to $5,636,942 at December 31, 2011 and $5,801,539 at June 30, 2011.
Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At June 30, 2012, December 31, 2011, and June 30, 2011, BancShares had standby letters of credit amounting to $61,869, $57,446 and $69,969, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients, and therefore, these letters of credit are collateralized when necessary.
Residential mortgage loans are sold with standard representations and warranties relating to documentation and underwriting requirements for the loans. If deficiencies are discovered at any point in the life of the loan, the investor may require BancShares to repurchase the loan.  As of June 30, 2012, other liabilities included a reserve of $2,849 for estimated losses arising from the repurchase of loans under these provisions.
In addition to standard representations and warranties, residential mortgage loans sold with limited recourse liability represent guarantees to repurchase the loans or repay a portion of the sale proceeds in the event of nonperformance by the borrower. The recourse period is generally 120 days or less. At June 30, 2012, December 31, 2011 and June 30, 2011, BancShares has sold loans of approximately $191,421, $207,963 and $147,572 respectively for which the recourse period had not yet elapsed. Of these loans at June 30, 2012, $104,321 represent loans that would require repurchase in the event of nonperformance by the borrower. Any loans that are repurchased under the recourse obligation would carry the same credit risk as mortgage loans originated by the company and would be collateralized in the same manner.
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
During March 2012, FCB received communications from the US Small Business Administration (SBA) asserting that the SBA is entitled to receive a share of amounts paid or to be paid by the FDIC to FCB relating to certain specific SBA-guaranteed loans pursuant to the Loss Share Agreement between FCB and the FDIC applicable to Temecula Valley Bank.  FCB disputes the validity of the SBA claims and is pursuing administrative relief through the SBA.  FCB is unable to determine the outcome or range of loss, if any, related to these claims.
FCB previously reported that it had identified issues in its compliance with certain Treasury Regulations governing the provision of information returns to customers relating to debt presumed to have been forgiven for tax purposes.  FCB has resolved the matter with the Internal Revenue Service. The resolution did not involve any payment to the IRS.

Note J
Derivatives
At June 30, 2012, BancShares had an interest rate swap entered into during 2011 that qualifies as a cash flow hedge under US GAAP. BancShares had two earlier interest rate swaps that were entered into in 2006 and 2009, respectively. The 2006 swap matured on June 30, 2011 while the 2009 swap was terminated in December 2011. Both of the earlier interest rate swaps qualified as cash flow hedges during the period of time they were in effect. For all periods presented, the fair value of the outstanding derivatives is included in other liabilities in the consolidated balance sheets and the net change in fair value is included in other liabilities in the consolidated statements of cash flows.
The interest rate swaps are used for interest rate risk management purposes and convert variable-rate exposure on outstanding debt to a fixed rate. The 2011 interest rate swap has a notional amount of $93,500, representing the amount of variable-rate trust preferred capital securities issued during 2006 and still outstanding at the swap inception date. The 2011 interest rate swap hedges interest payments through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above 3-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. Settlement of the swap occurs quarterly. As of June 30, 2012, collateral with a fair value of $14,661 was pledged to secure the existing obligation under the interest rate swap.
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

	June 30, 2012		December 31, 2011		June 30, 2011
	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
2009 interest rate swap hedging variable rate exposure on trust preferred securities 2011	—	—	—	—	115,000	9,800
2011 interest rate swap hedging variable rate exposure on trust preferred securities 2011-2016	93,500	11,020	93,500	10,714	—	—
		$11,020		$10,714		$9,800
For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swaps have been fully effective since inception. Therefore, changes in the fair value of the interest rate swaps have had no impact on net income. For the three month periods ended June 30, 2012 and 2011, BancShares recognized interest expense of $776 and $1,473, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness. For the six month periods ended June 30, 2012 and 2011, BancShares recognized interest expense of $1,525 and $2,931, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness.
The following table discloses activity in accumulated other comprehensive income (loss) related to the interest rate swaps during the six month periods ended June 30, 2012 and 2011.

	2012	2011
Accumulated other comprehensive loss resulting from interest rate swaps as of January 1	$(10,714)	$(9,492)
Other comprehensive income (loss) recognized during six month period ended June 30	(306)	(308)
Accumulated other comprehensive loss resulting from interest rate swaps as of June 30	$(11,020)	$(9,800)
BancShares monitors the credit risk of the interest rate swap counterparty.
Note K
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) included the following as of June 30, 2012, December 31, 2011 and June 30, 2011:

	June 30, 2012			December 31, 2011			June 30, 2011
	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains on investment securities available for sale	$28,155	$11,082	$17,073	$26,565	$10,450	$16,115	$31,839	$12,528	$19,311
Funded status of defined benefit plan	(119,676)	(46,865)	(72,811)	(125,255)	(49,049)	(76,206)	(70,400)	(27,568)	(42,832)
Unrealized loss on cash flow hedge	(11,020)	(4,351)	(6,669)	(10,714)	(4,231)	(6,483)	(9,800)	(3,870)	(5,930)
Total	$(102,541)	$(40,134)	$(62,407)	$(109,404)	$(42,830)	$(66,574)	$(48,361)	$(18,910)	$(29,451)

Note L
Subsequent Events

On July 31, 2012, BancShares redeemed the 8.05 percent junior subordinated debenture (the 1998 Debenture) issued by FCB/NC Capital Trust I (the Trust). The 1998 Debenture had a face value of $154,640 and was redeemed for $163,569, which represented 102.42 percent of the face value plus accrued interest. Redemption of the 1998 Debenture triggered the redemption of the 8.05 percent trust preferred securities (the 1998 Preferred Securities) by the Trust. The 1998 Preferred Securities had an aggregate liquidation amount of $150,000 and were redeemed for $158,661, which represented 102.42 percent of the face amount plus accrued interest. The repayment resulted in a $154,640 reduction in long-term borrowings, and the 2.42 percent prepayment penalty rate resulted in $3,630 in noninterest expense during the third quarter of 2012.

On July 15, 2012, BancShares repaid the outstanding debt obligation that related to a 2005 securitization and sale of revolving mortgage loans. The repayment resulted in a $21,565 reduction in long-term borrowings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and related notes presented within this report. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2012, the reclassifications have no material effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms we, us and BancShares refer to the consolidated financial position and consolidated results of operations for BancShares.
BancShares is a financial holding company headquartered in Raleigh, North Carolina that offers full-service banking through its wholly-owned banking subsidiary, First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank. Prior to 2011, BancShares operated through two wholly-owned subsidiaries, First-Citizens Bank & Trust Company (FCB) and IronStone Bank (ISB). On January 7, 2011, ISB was merged into FCB. FCB is a state-chartered bank organized under the laws of the state of North Carolina and ISB was a federally-charted thrift institution. As of June 30, 2012, FCB operated 421 branches in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Washington, California, Florida, Georgia, Texas, Arizona, New Mexico, Oregon, Colorado, Oklahoma, Kansas, Missouri and Washington, DC.
While our growth has historically been achieved primarily through de novo activities, since mid-2009 BancShares has participated in six FDIC-assisted transactions involving failed financial institutions. These transactions have had a significant impact on BancShares' financial condition and results of operations in subsequent periods.
FDIC-ASSISTED TRANSACTIONS
FDIC-assisted transactions provided significant growth opportunities for BancShares during 2011, 2010, and 2009. These transactions allowed us to increase our presence in markets in which we presently operate, and to expand our banking presence to contiguous markets. Additionally, purchase discounts and fair value adjustments on acquired assets and assumed liabilities resulted in significant acquisition gains recorded at the time of each acquisition. All of the FDIC-assisted transactions include loss share agreements which protect us from a substantial portion of the credit and asset quality risk that we would otherwise incur.
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

▪
If the expected loss is projected to occur during the relevant loss share period, the receivable from the FDIC is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding increase to noninterest income;

•	When post acquisition events suggest that the amount of cash flows we will ultimately receive for a loan covered under a loss share agreement is greater than originally expected:

▪
Any allowance for loan and lease losses that was previously established for post-acquisition exposure is reversed with a corresponding reduction to provision for loan and lease losses; if no allowance was established in earlier periods, the amount of the improvement in the cash flow projection results in a reclassification from the nonaccretable difference created at the acquisition date to an accretable yield; the newly-identified accretable yield is accreted into income over the remaining life of the loan as a credit to interest income;

▪
The receivable from the FDIC is adjusted immediately for reversals of previously recognized impairment and prospectively for reclassifications from non-accretable difference to reflect the indemnified portion of the post-acquisition change in exposure; a corresponding reduction in noninterest income is also recorded immediately for reversals of previously established allowances or over the shorter of the remaining life of the related loan or loss share agreement;

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

Balance sheet impact. Table 1 provides information regarding the six FDIC-assisted transactions consummated during 2011, 2010 and 2009. Adjustments to acquisition date fair values are subject to change for one year following the closing date of each respective acquisition. No adjustments were made to previously reported fair values during the first six months of 2012.

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
US GAAP permits acquired loans to be accounted for in designated pools based on common risk characteristics. For all CCB loans and for United Western residential mortgage loans, we assigned loans to pools based on various factors including loan type, collateral type and performance status. When loans are pooled, improvements in some loans within a pool may offset deterioration in other loans within the same pool resulting in less volatility in net interest income and provision for loan and lease losses. The CCB loans had a fair value of $320.8 million at the acquisition date; the residential mortgage loans acquired from United Western had a fair value of $223.1 million at the acquisition date. All other acquired loans are not assigned to loan pools and are being accounted for at the individual loan level. The non-pool election for the majority of our acquired loans could potentially accentuate volatility in net interest income and the provision for loan and lease losses.
Income statement impact. The six FDIC-assisted transactions created acquisition gains recognized at the time of the respective transaction. No acquisition gains were recorded for the six-month period ended June 30, 2012, and acquisition gains of $63.5 were recorded for the corresponding period of 2011 relating to the United Western transaction. Additionally, the acquired loans, assumed deposits and assumed borrowings originated by the six banks have affected net interest income, provision for loan and lease losses and noninterest income. Increases to noninterest expense have resulted from incremental staffing and facility costs for the branch locations resulting from the FDIC-assisted transactions. Various fair value discounts and premiums that were previously recorded are being accreted and amortized into income over the life of the underlying asset or liability.

During the three-month period ended June 30, 2012, total provision for loan losses related to acquired loans equaled $18.7 million compared to $41.2 million during the same period of 2011. Total provision for loan losses related to acquired loans for the six-month period ended June 30, 2012, decreased by $45.5 million from the same period of 2011. The decrease in the provision for covered loan losses in 2012 is the result of lower charge-offs and reduced post-acquisition deterioration on acquired loans.
During the three-month period ended June 30, 2012, total discount accretion for loans for which a fair value discount had been recorded, equaled $60.9 million compared to $71.1 million during the same period of 2011. Discount accretion on acquired loans equaled $125.8 million for the six-month period ended June 30, 2012, compared to $122.8 million during the same period of 2011.
Accretion income is generated by recognizing accretable yield over the estimated life of acquired loans. Accretable yield is the difference in the expected cash flows and the present value of those expected cash flows. The amount of accretable yield related to the loans can change if the estimated cash flows expected to be collected changes subsequent to the initial estimates. Further, the recognition of accretion income can be accelerated in the event of large unscheduled repayments, loan payoffs, other loan settlements for amounts in excess of original estimates, and various other post-acquisition events. Due to the many factors that can influence the amount of accretion income recognized in a given period, this component of net interest income is not easily predictable for future periods and impacts the comparability of interest income, net interest income, and overall results of operations.
Unscheduled prepayments and post-acquisition deterioration of covered loans also result in adjustments to the FDIC receivable for changes in the estimated amount that would be covered under the respective loss share agreement. During the three- and six-month periods ended June 30, 2012, the adjustment to the FDIC receivable resulting from large unscheduled payments and other favorable changes in covered assets exceeded the amount of the adjustment for post-acquisition deterioration, resulting in a net reduction to the FDIC receivable and a net charge of $14.1 million and $40.9 million respectively to noninterest income compared to a net reduction in the receivable and a corresponding reduction in noninterest income of $13.7 million and $24.1 million during the same periods of 2011.
The various terms of each loss share agreement and the components of the resulting FDIC receivable is provided in Table 2 below. The table includes the estimated fair value of the FDIC receivable at the respective acquisition dates of each FDIC-assisted transaction as well as the carrying value of the FDIC receivable for each transaction at June 30, 2012. Additionally, the portion of the carrying value of the receivable that relates to accretable yield from improvements in acquired loan cash flows subsequent to acquisition is provided for each loss share agreement. This component of the FDIC receivable will be recognized as a reduction to noninterest income over the shorter of the remaining life of the associated receivables or the related loss share agreement. The fair value of the FDIC receivable at the respective acquisition dates and the carrying value as of June 30, 2012, include estimated obligations to the FDIC under any applicable clawback provisions.
As of June 30, 2012, the FDIC receivable includes $253.5 million of estimated reimbursements from the FDIC resulting from $316.9 million in projected losses and expenses.  The FDIC receivable also includes $168.0 million that we expect to recover through prospective accretion of discounts, net of estimated clawback payments totaling $109.6 million we expect to owe to the FDIC at the expiration of the loss share agreements.
The timing of expected losses on covered assets is monitored by management to ensure the losses will occur during the respective loss share terms. If losses are projected to occur outside of the related loss share term, the FDIC receivable will be adjusted for those losses. As of June 30, 2012, no adjustments have been recorded for losses projected to occur out side of the loss share term.

Table 2
LOSS SHARE PROVISIONS AND RECEIVABLE FROM FDIC

	FDIC receivable
Entity/Loss ranges	Reimbursement rate	Fair value at acquisition date	Carrying value at June 30, 2012	Receivable related to accretable yield as of June 30, 2012
	(dollars in thousands)
TVB - combined losses		$103,558	$77,132	$34,230
Losses up to $193,262	0%
Losses between $193,262 and $464,000	80%
Losses above $464,000	95%
No clawback provision applies
VB - combined losses		138,963	24,431	8,063
Losses up to $235,000	80%
Losses above $235,000	95%
No clawback provision applies
First Regional - combined losses		378,695	34,613	24,527
Losses up to $41,815	0%
Losses between $41,815 and $1,017,000	80%
Losses above $1,017,000	95%
Clawback provisions apply
SAB - combined losses		89,734	41,895	37,687
Losses up to $99,000	80%
Losses above $99,000	95%
Clawback provisions apply
United Western
Non-single family residential losses
Losses up to $111,517	80%	112,672	28,401	21,139
Losses between $111,517 and $227,032	30%
Losses above $227,032	80%
Single family residential losses
Losses up to $32,489	80%	24,781	18,113	201
Losses between$32,489 and $57,653	0%
Losses above $57,653	80%
Clawback provisions apply
CCB - combined losses		155,070	89,393	34,294
Losses up to $230,991	80%
Losses between $230,991 and $285,947	0%
Losses above $285,947	80%
Clawback provisions apply
Total		$1,003,473	$313,978	$160,141

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
Various external factors influence the focus of our business efforts. Due to unprecedented asset quality challenges, capital shortages and global recessionary conditions, the U.S. banking industry experienced serious financial challenges beginning in 2008, and, to varying degrees, those pressures have continued into the second quarter of 2012. During this period of industry-wide turmoil, we have elected to participate in FDIC-assisted transactions involving distressed financial institutions. Participation in FDIC-assisted transactions has created opportunities to increase our business volumes in existing markets and to expand our banking presence to adjacent markets that we deem demographically attractive. For each of the six FDIC-assisted transactions that we have completed as of June 30, 2012, loss share agreements protect us from a substantial portion of the asset quality risk that we would otherwise incur. Additionally, purchase discounts and fair value adjustments on acquired assets and assumed liabilities have resulted in significant acquisition gains that have provided a substantial portion of the equity required to fund the transactions.
Despite the recognition of significant acquisition gains in 2011, 2010 and 2009, our core earnings have been adversely affected by tight interest margins, newly imposed restrictions on our ability to collect certain fees from our customers, and a relatively high level of difficulty for businesses and consumers to meet their debt service obligations. Other customers continue to repay existing debt or defer new borrowings due to lingering economic uncertainty, resulting in continuing soft demand for loan products.
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
The demand for our deposit and treasury services products has been adversely influenced by extraordinarily low interest rates, but favorably by the instability in alternative investment markets. Our balance sheet liquidity position remains strong despite our participation in FDIC-assisted transactions and the liquidity management challenge resulting from significant attrition of deposits assumed.
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

The Dodd-Frank Act also contained provisions that will gradually eliminate our ability to include our outstanding trust preferred securities as equity for capital adequacy purposes. Due to the pending elimination of those securities from our capital calculations and the cost of those borrowings, we elected to redeem $150.0 million of our trust preferred securities during July 2012.
BancShares’ consolidated net income during the second quarter of 2012 equaled $37.6 million, an increase of $16.3 million from the $21.3 million earned during the corresponding period of 2011. The annualized return on average assets and equity amounted to 0.71 percent and 7.80 percent respectively, during the second quarter of 2012, compared to 0.42 percent and 4.94 percent during the same period of 2011. Net income per share during the second quarter of 2012 totaled $3.66, compared to $2.04 during the second quarter of 2011.

For the six-month period ending June 30, 2012, net income amounted to $73.1 million compared to $83.1 million earned during the same period of 2011. Return on assets and equity during 2012 equaled 0.69 percent and 7.70 percent respectively, down from 0.79 percent and 9.43 percent during the six-month period ended June 30, 2011. Net income per share equaled $7.11 during the first six months of 2012 compared to $7.96 in the first six months of 2011.
The decrease in net income in 2012 was due primarily to the gain on the United Western FDIC-assisted transaction in the first quarter of 2011 with an after-tax impact of $38.6 million or $3.70 per share. No acquisition gains were recorded in 2012. The absence of acquisition gains in 2012 was partially offset by higher net interest income and reductions in the provision for loan and lease losses.
Net interest income increased $8.1 million from $207.4 million in the second quarter of 2011 to $215.4 million in 2012. This increase is the result of relatively stable loan interest income combined with lower funding costs for interest-bearing liabilities. The taxable-equivalent net yield on interest-earning assets increased by 12 basis points from 4.46 percent in the second quarter 2011 to 4.58 percent in 2012 due to the favorable impact of slightly higher yields on acquired loans and lower rates on interest-bearing liabilities.
Year-to-date net interest income increased $25.0 million, or 6.1 percent during 2012. The net yield on interest-earning assets was 4.69 percent during the six-month period ended June 30, 2012, compared to 4.41 percent for the same period of 2011. For both the second quarter and year-to-date periods, the impact of accreted loan discounts resulting from large unscheduled prepayments on acquired loans significantly impacted the taxable-equivalent net yield on interest-earning assets. Since large unscheduled prepayments are unpredictable, the yield on interest-earning assets may decline in future periods.
The provision for loan and lease losses recorded during the second quarter of 2012 equaled $29.7 million, compared to $54.0 million during the second quarter of 2011. During the first six months of 2012, the provision for loan and lease losses equaled $60.4 million, a decrease of $38.0 million or 38.6 percent from the same period of 2011. For both the three- and six-month periods, the decrease was caused by lower post-acquisition deterioration of acquired loans covered by loss share agreements with the FDIC. To the extent deterioration is covered by a loss share agreement, there is a corresponding adjustment to the FDIC receivable with an offset to noninterest income for the covered portion at the appropriate indemnification rate.
Noninterest income decreased $9.4 million in the second quarter of 2012 when compared to the second quarter of 2011 resulting from reductions in income from cardholder and merchant services, service charges and fees, and mortgage banking. For the six-month period ended June 30, 2012, noninterest income decreased $92.0 million from the comparable period of 2011. This decrease was primarily the result of $63.5 million in acquisition gains recorded in 2011, adjustments to the FDIC receivable for assets covered by loss share agreements and lower cardholder and merchant services income.
Noninterest expense increased $7.3 million or 3.9 percent in the second quarter of 2012 and $618,000 for the six-month period ended June 30, 2012, when compared to the same period in 2011. The increase was due to higher salary expenses and foreclosure-related expenses partially offset by lower other noninterest expense items, including card loyalty program expenses and external processing fees.
Income tax expense for the second quarter of 2012 includes the recognition of a $6.4 million benefit resulting from the favorable outcome of state tax audits for the period 2008-2010, net of additional federal taxes.

SELECTED QUARTERLY DATA							Table 3
	2012		2011			Six Months Ended June 30
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	2012	2011
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$240,519	$246,752	$272,176	$252,179	$245,604	$487,271	$490,804
Interest expense	25,087	25,800	29,758	34,992	38,229	50,887	79,442
Net interest income	215,432	220,952	242,418	217,187	207,375	436,384	411,362
Provision for loan and lease losses	29,667	30,715	89,253	44,628	53,977	60,382	98,396
Net interest income after provision for loan and lease losses	185,765	190,237	153,165	172,559	153,398	376,002	312,966
Gains on acquisitions	—	—	—	87,788	—	—	63,474
Other noninterest income	57,296	46,943	105,238	75,956	66,649	104,239	132,755
Noninterest expense	194,797	183,331	211,583	203,832	187,482	378,128	377,510
Income before income taxes	48,264	53,849	46,820	132,471	32,565	102,113	131,685
Income taxes	10,681	18,354	16,273	50,536	11,265	29,035	48,625
Net income	$37,583	$35,495	$30,547	$81,935	$21,300	$73,078	$83,060
Net interest income, taxable equivalent	$216,194	$221,765	$243,309	$218,178	$208,301	$437,959	$413,240
PER SHARE DATA
Net income	$3.66	$3.45	$2.97	$7.91	$2.04	$7.11	$7.96
Cash dividends	0.30	0.30	0.30	0.30	0.30	0.60	0.60
Market price at period end (Class A)	166.65	182.69	174.99	143.54	187.22	166.65	187.22
Book value at period end	187.88	184.14	180.97	181.58	174.02	187.88	174.02
SELECTED PERIOD AVERAGE BALANCES
Total assets	$21,085,228	$20,843,491	$21,042,227	$21,157,741	$21,042,081	$20,964,172	$21,212,600
Investment securities	4,598,141	4,141,160	4,056,949	4,082,574	4,162,397	4,369,650	4,364,180
Loans and leases (covered and noncovered)	13,612,114	13,822,226	14,093,034	14,173,224	14,028,109	13,718,532	13,966,406
Interest-earning assets	18,983,321	18,584,625	18,670,998	18,821,838	18,742,282	18,785,636	18,903,914
Deposits	17,667,221	17,498,813	17,679,125	17,772,429	17,678,210	17,583,165	17,870,861
Interest-bearing liabilities	14,418,509	14,478,901	14,635,353	14,991,875	15,018,805	14,448,704	15,279,695
Long-term obligations	646,854	682,067	713,378	753,685	797,375	664,460	800,033
Shareholders' equity	$1,906,884	$1,870,066	$1,869,479	$1,830,503	$1,803,385	$1,887,695	$1,776,131
Shares outstanding	10,271,343	10,283,842	10,286,271	10,363,964	10,422,857	10,277,593	10,428,623,000
SELECTED PERIOD-END BALANCES
Total assets	$21,240,990	$21,143,628	$20,881,493	$21,015,344	$21,021,650	$21,240,990	$21,021,650
Investment securities	4,635,826	4,459,427	4,058,245	3,996,768	4,016,339	4,635,826	4,016,339
Loans and leases:
Covered by loss share agreements	1,999,351	2,183,869	2,362,152	2,557,450	2,399,738	1,999,351	2,399,738
Not covered by loss share agreements	11,462,458	11,489,529	11,581,637	11,603,526	11,528,854	11,462,458	11,528,854
Deposits	17,801,646	17,759,492	17,577,274	17,663,275	17,662,966	17,801,646	17,662,966
Long-term obligations	644,682	649,818	687,599	744,839	792,661	644,682	792,661
Shareholders' equity	$1,929,790	$1,892,123	$1,861,128	$1,871,930	$1,809,270	$1,929,790	$1,809,270
Shares outstanding	10,271,244	10,275,731	10,284,119	10,309,251	10,396,765	10,271,244	10,396,765
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.71%	0.68%	0.58%	1.55%	0.42%	0.69%	0.79%
Rate of return on average shareholders' equity (annualized)	7.80	7.63	6.48	17.95	4.94	7.70	9.43
Net yield on interest-earning assets (taxable equivalent)	4.58	4.80	5.17	4.60	4.46	4.69	4.41
Allowance for loan and lease losses to total loans and leases:
Covered by loss share agreements	4.39	3.94	3.78	2.93	2.89	4.39	2.89
Not covered by loss share agreements	1.62	1.62	1.56	1.54	1.57	1.62	1.57
Nonperforming assets to total loans and leases and other real estate at period end:
Covered by loss share agreements	18.37	18.68	17.95	16.64	16.39	18.37	16.39
Not covered by loss share agreements	1.03	0.99	0.89	0.93	1.06	1.03	1.06
Tier 1 risk-based capital ratio	15.97	15.74	15.41	15.46	15.38	15.97	15.38
Total risk-based capital ratio	17.66	17.62	17.27	17.33	17.27	17.66	17.27
Leverage capital ratio	10.21	10.16	9.90	9.83	9.50	10.21	9.50
Dividend payout ratio	8.20	8.70	10.10	3.79	14.71	8.44	7.54
Average loans and leases to average deposits	77.05	78.99	79.72	79.75	79.35	77.05	79.35
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
We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures with a concentration of owner-occupied real estate loans in the medical, dental and related fields. The focus on asset quality also influences the composition of our investment securities portfolio. At June 30, 2012, 64.3 percent of our investment securities portfolio were securities issued by United States government agencies, and 19.0 percent of the investment securities portfolio were securities issued by the United States Treasury. Residential mortgage-backed securities represented 15.3 percent of the investment securities portfolio. The remaining securities include corporate bonds issued under the FDIC’s Treasury Liquidity Guaranty Program and equity securities. Overnight investments are selectively made with the Federal Reserve Bank and other financial institutions that are within our risk tolerance.
During the second quarter of 2012, interest-earning assets averaged $18.98 billion, an increase of $241.0 million or 1.3 percent from the second quarter of 2011. The increase was due to higher levels of investment securities and overnight investments offset in part by lower loan and leases.
Loans and leases. Total noncovered loans and leases decreased from June 30, 2011, due to lower levels of consumer loans, construction loans and revolving mortgage loans. Total noncovered loans have decreased $66.4 million from $11.53 billion at June 30, 2011, to $11.46 billion at June 30, 2012 and declined $119.2 million since December 31, 2011.
Loans covered by loss share agreements with the FDIC totaled $2.00 billion at June 30, 2012 compared to $2.36 billion at December 31, 2011, and $2.40 billion at June 30, 2011. The balance and mix of covered loans as of June 30, 2012, was impacted by the loans acquired in the CCB transaction during the third quarter of 2011 as well as the continued run-off of acquired loans. Table 4 provides the composition of covered loan and leases.
Commercial mortgage loans not covered by loss share agreements totaled $5.15 billion at June 30, 2012, 44.9 percent of noncovered loans and leases. The June 30, 2012, balance increased $44.7 million or 0.9 percent since December 31, 2011, and $288.2 million or 5.9 percent since June 30, 2011. The growth reflects our continued focus on small business customers, particularly among medical-related and other professional customers. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.
At June 30, 2012, revolving mortgage loans not covered by loss share agreements totaled $2.27 billion, representing 19.8 percent of total noncovered loans outstanding, a decrease of $28.1 million or 1.2 percent since December 31, 2011, and $35.5 million or 1.5 percent compared to June 30, 2011. The reduction in revolving mortgage loans from 2011 is a result of reduced demand among retail customers.
At June 30, 2012, commercial and industrial loans not covered by loss share agreements equaled $1.72 billion or 15.0 percent of total noncovered loans and leases, a reduction of $41.6 million or 2.4 percent since December 31, 2011, and $83.1 million or 4.6 percent since June 30, 2011. Weak economic conditions have limited our ability to originate commercial and industrial loans that meet our underwriting standards.
Commercial construction and land development loans not covered by loss share agreements totaled $329.2 million or 2.9 percent of total noncovered loans at June 30, 2012, a decrease of $78.0 million or 19.2 percent since June 30, 2011. This decrease was driven by a reduction in originations and increased charge-off and foreclosure activity. Our noncovered construction and land development portfolio does not include significant exposure to builders to acquire, develop or construct homes in large tracts of real estate. Rather, the commercial construction and land development portfolio is composed primarily of loans to construct commercial buildings to be occupied by the borrower. Most of the construction portfolio relates to borrowers in North Carolina and Virginia where real estate values have declined less severely than other markets in which we operate.
Consumer loans not covered by loss share agreements totaled $431.7 million at June 30, 2012 down $125.2 million or 22.5 percent since June 30, 2011 and down $65.7 million or 13.2 percent from December 31, 2011. This decline results from our decision during 2008 to discontinue originations of automobile sales finance loans through our dealer network and the general contraction in consumer borrowing in 2012 and 2011 due to recessionary economic conditions.
Residential mortgage loans not covered by loss share agreements totaled $809.2 million at June 30, 2012 down $16.4 million or 2.0 percent since June 30, 2011 but up $25.1 million or 3.2 percent from December 31, 2011. The majority of residential mortgage loans that we originated in 2011 and in the first six months of 2012 were sold to investors while certain loans are retained in the loan portfolio principally due to the nonconforming characteristics of the retained loans.

Commercial mortgage loans covered by loss share agreements totaled $1.14 billion at June 30, 2012, representing 57.2 percent of the total covered portfolio compared to $1.26 billion at December 31, 2011 and $1.31 billion at June 30, 2011. Commercial construction and land development loans covered by loss share agreements amounted to $272.4 million, or 13.6 percent of total covered loans at June 30, 2012, a decrease of $66.4 million from the December 31, 2011 total and $66.2 million from the June 30, 2011 total. Covered residential mortgage loans totaled $322.1 million or 16.1 percent of the covered portfolio as of June 30, 2012 compared to $327.6 million or 13.9 percent of total covered loans at December 31, 2011. The changes in covered loan balances since December 31, 2011 and from June 30, 2011 reflect continued reductions of outstanding loans from the FDIC-assisted transactions from foreclosure, payoffs and normal run-off offset by the acquisition of loans from CCB in July 2011.
We expect non-covered loan growth for the next several quarters to be limited due to the generally weak demand for loans and widespread customer desire to deleverage. Loan projections are subject to change due to further economic deterioration or improvement and other external factors.

LOANS AND LEASES					Table 4
	2012		2011
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	(thousands)
Covered loans	$1,999,351	$2,183,869	$2,362,152	$2,557,450	$2,399,738
Noncovered loans and leases:
Commercial:
Construction and land development	329,151	346,557	381,163	416,719	407,134
Commercial mortgage	5,149,696	5,127,948	5,104,993	4,996,036	4,861,457
Other commercial real estate	162,579	150,316	144,771	144,538	148,977
Commercial and industrial	1,722,761	1,739,724	1,764,407	1,797,581	1,805,812
Lease financing	320,703	315,704	312,869	304,039	303,104
Other	140,738	149,792	158,369	158,782	170,758
Total commercial loans	7,825,628	7,830,041	7,866,572	7,817,695	7,697,242
Non-commercial:
Residential mortgage	809,230	793,612	784,118	816,738	825,610
Revolving mortgage	2,268,210	2,282,138	2,296,306	2,302,482	2,303,687
Construction and land development	127,726	132,677	137,271	139,185	145,445
Consumer	431,664	451,061	497,370	527,426	556,870
Total non-commercial loans	3,636,830	3,659,488	3,715,065	3,785,831	3,831,612
Total noncovered loans and leases	11,462,458	11,489,529	11,581,637	11,603,526	11,528,854
Total loans and leases	$13,461,809	$13,673,398	$13,943,789	$14,160,976	$13,928,592

	June 30, 2012			December 31, 2011			June 30, 2011
	Impaired at acquisition date	All other covered loans	Total	Impaired at acquisition date	All other covered loans	Total	Impaired at acquisition date	All other covered loans	Total
Loans covered by loss share agreements:
Commercial:
Construction and land development	$86,056	$186,389	$272,445	$117,603	$221,270	$338,873	$83,844	$254,806	$338,650
Commercial mortgage	121,580	1,021,097	1,142,677	138,465	1,122,124	1,260,589	120,916	1,186,859	1,307,775
Other commercial real estate	29,199	86,588	115,787	33,370	125,024	158,394	35,347	138,259	173,606
Commercial and industrial	4,771	61,671	66,442	27,802	85,640	113,442	7,990	117,502	125,492
Lease financing	—	—	—	—	57	57	6	218	224
Other	—	1,228	1,228	—	1,330	1,330	—	1,675	1,675
Total commercial loans	241,606	1,356,973	1,598,579	317,240	1,555,445	1,872,685	248,103	1,699,319	1,947,422
Noncommercial:
Residential mortgage	55,585	266,468	322,053	46,130	281,438	327,568	19,635	334,398	354,033
Revolving mortgage	8,286	28,824	37,110	15,350	36,202	51,552	483	11,450	11,933
Construction and land development	31,767	7,527	39,294	78,108	27,428	105,536	42,056	40,121	82,177
Consumer	404	1,911	2,315	1,477	3,334	4,811	122	4,051	4,173
Total noncommercial loans	96,042	304,730	400,772	141,065	348,402	489,467	62,296	390,020	452,316
Total loans covered by loss share agreements	$337,648	$1,661,703	$1,999,351	$458,305	$1,903,847	$2,362,152	$310,399	$2,089,339	$2,399,738

Investment securities. Investment securities available for sale equaled $4.63 billion at June 30, 2012, compared to $4.06 billion at December 31, 2011 and $4.01 billion at June 30, 2011. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes.
Changes in the investment securities portfolio result from trends among loans and leases, deposits and short-term borrowings. When inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow overnight investments to decline and use proceeds from maturing securities to fund loan demand. Details of investment securities at June 30, 2012, and June 30, 2011, are provided in Table 5.
Income on interest-earning assets. Interest income amounted to $240.5 million during the second quarter of 2012, a $5.1 million or 2.1 percent decrease from the second quarter of 2011. The decrease in interest income resulted from reduced loans and leases and lower yields on investment securities. Average interest-earning assets increased $241.0 million or 1.3 percent from $18.74 billion to $18.98 billion. The taxable-equivalent yield on interest-earning assets equaled 5.11 percent for the second quarter of 2012, compared to 5.27 percent for the corresponding period of 2011 as reflected in Table 6.
For the first six months of 2012, interest income equaled $487.3 million, a $3.5 million or 0.7 percent decrease from the first six months of 2011, caused by slightly higher average balances and lower yields on investment securities. Average interest-earning assets for the first six months of 2012 decreased $118.3 million or 0.6 percent from $18.90 billion to $18.79 billion. The taxable-equivalent yield on interest-earning assets equaled 5.23 percent for the first six months of 2012 compared to 5.25 percent for the corresponding period of 2011 as reflected in Table 7.
Loan and lease interest income for the second quarter of 2012 equaled $231.9 million, a decrease of $1.9 million from the second quarter of 2011, the result of lower average balances partially offset by higher yields resulting from improved accretion income. Average loans and leases decreased $416.0 million or 3.0 percent from the second quarter of 2011 to the second quarter of 2012. The taxable-equivalent yield was 6.87 percent during the second quarter of 2012, a 17 basis point increase from the same period of 2011. The increased yield resulted partially from $60.9 million of discount accreted into income during the second quarter of 2012 related to acquired loans compared to $71.1 million of discount accreted in the second quarter of 2011.

INVESTMENT SECURITIES								Table 5
	June 30, 2012				June 30, 2011
			Average	Taxable			Average	Taxable
		Fair	Maturity (1)	Equivalent		Fair	Maturity (1)	Equivalent
	Cost	Value	(Yrs./Mos.)	Yield (1)	Cost	Value	(Yrs./Mos.)	Yield (1)
Investment securities available for sale:
U. S. Treasury:
Within one year	$628,714	$628,702	0/6	0.25%	$1,111,998	$1,113,930	0/6	0.59%
One to five years	249,978	249,983	1/4	0.28	174,980	175,352	1/2	0.45
Total	878,692	878,685	0/9	0.26	1,286,978	1,289,282	0/7	0.57
Government agency:
Within one year	1,744,572	1,745,424	0/7	0.60	1,608,640	1,609,501	0/5	1.03
One to five years	1,231,507	1,232,774	2/0	0.46	295,495	295,342	1/9	0.86
Total	2,976,079	2,978,198	1/1	0.54	1,904,135	1,904,843	0/8	1.00
Residential mortgage-backed securities:
Within one year	430	429	0/10	3.13	246	243	0/11	3.33
One to five years	471,516	471,600	3/9	1.57	29,005	29,267	4/1	2.28
Five to ten years	71,904	72,523	7/3	1.92	99,824	100,377	8/2	2.15
Over ten years	155,618	163,093	25/9	4.24	198,456	203,596	23/11	4.03
Total	699,468	707,645	9/0	2.20	327,531	333,483	17/4	3.30
State, county and municipal:
Within one year	601	611	0/8	5.11	554	554	0/6	4.73
One to five years	—	—	—	—	473	489	1/8	4.90
Five to ten years	10	10	8/5	4.97	10	10	9/5	4.93
Over ten years	415	415	10/5	4.80	—	—	—	—
Total	1,026	1,036	4/8	4.98	1,037	1,053	1/1	4.81
Corporate bonds:
Within one year	49,987	50,446	0/6	2.18	411,797	415,774	0/7	1.81
One to five years	—	—	—	—	49,959	51,197	1/6	2.18
Total	49,987	50,446	0/6	2.18	461,756	466,971	0/9	1.85
Equity securities	841	18,238			965	18,609
Total investment securities available for sale	4,606,093	4,634,248			3,982,402	4,014,241

Investment securities held to maturity:
Residential mortgage-backed securities:
One to five years	1,470	1,568	4/9	5.57	8	6	4/8	4.41
Five to ten years	4	4	5/10	5.50	1,973	2,110	5/9	5.57
Over ten years	104	142	15/9	6.62	117	162	16/9	6.56
Total investment securities held to maturity	1,578	1,714	5/6	5.64	2,098	2,278	6/5	5.62

Total investment securities	$4,607,671	$4,635,962			$3,984,500	$4,016,519

(1)
Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities exempt from federal and/or state income taxes are stated on a taxable yield basis assuming statutory rates of 35.0 percent.

Interest income earned on the investment securities portfolio amounted to $8.2 million during the second quarter of 2012 and $11.6 million during the same period of 2011, a decrease of $3.4 million or 29.4 percent. This decrease in income is the result of lower yields partially offset by an increase in average balances. The taxable-equivalent yield decreased 41 basis points from 1.14 percent in the second quarter of 2011 to 0.73 percent in the second quarter of 2012. For the six month period ended June 30, 2012 interest income earned on the investment securities portfolio decreased by $8.4 million and the taxable-equivalent yield decreased 39 basis points from the comparable period of 2011. This yield reduction was caused by lower market interest rates. We anticipate the yield on investment securities will generally remain at current low levels until the Federal Reserve begins to raise the benchmark fed funds rates, an action that would likely lead to higher asset yields.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits represent our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and to fulfill commercial customer demand for treasury services. Interest-bearing liabilities totaled $14.39 billion as of June 30, 2012, down $559.3 million from June 30, 2011 due to continued reductions in deposits assumed in FDIC-assisted transactions.
Deposits. At June 30, 2012, total deposits equaled $17.80 billion, an increase of $224.4 million or 1.3 percent since December 31, 2011 and $138.7 million or 0.8 percent since June 30, 2011. The relative stability of deposits resulted from a net reduction in assumed deposits offset by moderate increases in legacy markets.
Due to the presence of significant economic uncertainty and the associated potential risks to funding sources, we continue to focus on core deposit retention as a key business objective. While we believe that traditional bank deposit products remain an attractive investment option for many customers, once economic conditions improve our liquidity position could be adversely impacted as bank deposits are withdrawn and invested elsewhere. Our ability to fund future loan growth could be constrained unless we are able to generate new deposits at a reasonable cost.
Short-term borrowings At June 30, 2012, short-term borrowings totaled $700.3 million compared to $615.2 million at December 31, 2011 and $655.8 million at June 30, 2011. The increase in short term borrowings since December 31, 2011 is due to higher customer balances in our business and treasury services sweep products.
Long-term obligations. Long-term obligations equaled $644.7 million at June 30, 2012, down $42.9 million from December 31, 2011 and $148.0 million from June 30, 2011. The decrease since June 30, 2011 resulted from maturities and paydowns of Federal Home Loan Bank (FHLB) obligations and the redemption of $21.5 million in trust preferred securities during the fourth quarter of 2011.
At June 30, 2012 and 2011 respectively, long-term obligations included $251.7 million and $273.2 million in junior subordinated debentures representing obligations to two special purpose entities, FCB/NC Capital Trust I and FCB/NC Capital Trust III (the Capital Trusts). The Capital Trusts are the grantor trusts for $243.5 million of trust preferred securities outstanding as of June 30, 2012 and $265.0 million outstanding as of June 30, 2011. The proceeds from the trust preferred securities were used to purchase the junior subordinated debentures issued by BancShares. The $150.0 million in trust preferred securities issued by FCB/NC Capital Trust I mature in 2028 and were redeemed in whole in July 2012. The remaining $93.5 million in trust preferred securities issued by FCB/NC Capital Trust III mature in 2036 and may be redeemed at par in whole or in part on or after June 30, 2011. BancShares has guaranteed all obligations of the Capital Trusts.
The Dodd-Frank Act contains provisions that, over a three-year period, will eliminate our ability to include the trust preferred securities in tier 1 risk-based capital. The phase-out begins January 1, 2013, when one-third of the outstanding trust preferred securities will be excluded. All trust preferred securities will be excluded from risk-based capital effective January 1, 2015. The inability to include the securities in tier 1 risk-based capital was the primary factor which resulted in our redemption on July 31, 2012 of $150.0 million in trust preferred securities issued by FCB/NC Capital Trust I, and could lead us to redeem additional securities prior to their scheduled maturity dates.
Reductions to long term debt relating to the redemption of junior subordinated debentures and the repayment of debt related to the 2005 securitization and sale of revolving mortgage loans have occurred subsequent to June 30, 2012. See Note L for more details on these reductions.
Expense on interest-bearing liabilities. Interest expense amounted to $25.1 million during the second quarter of 2012, a $13.1 million or 34.4 percent decrease from the second quarter of 2011. The reduced level of interest expense resulted from lower rates and average balances. The rate on average interest-bearing liabilities equaled 0.70 percent during the second quarter of 2012, a 32 basis point decrease from the second quarter of 2011. Average interest-bearing liabilities decreased $600.3 million or 4.0 percent from the second quarter of 2011 to the second quarter of 2012 due to the run-off of deposits assumed in FDIC-assisted transactions and a reduction in long term obligations resulting from maturities and repayments of FHLB borrowings.
Average interest-bearing deposits equaled $13.08 billion during the second quarter of 2012, a decrease of $484.4 million or 3.6 percent from the second quarter of 2011. Average money market accounts increased $523.9 million or 9.7 percent from the second quarter of 2011, due to the FDIC-assisted transactions and customers holding available liquidity in flexible deposit accounts. During the second quarter of 2012, time deposits averaged $4.21 billion, down $1.24 billion or 22.7 percent from the second quarter of 2011 resulting from customer preference for non-time deposits, partially offset by new balances assumed in the CCB transaction in the third quarter of 2011.
For the quarters ended June 30, 2012 and June 30, 2011, short-term borrowings averaged $695.8 million and $661.2 million, respectively. The $34.6 million or 5.2 percent increase in average short-term borrowings since the second quarter of 2011 is the result of higher customer balances in our business and treasury services sweep products.

During the first six months of 2012, interest expense equaled $50.9 million, compared to $79.4 million during the first six months of 2011, a 35.9 percent decrease. This decrease in expense resulted principally from lower rates during 2012. The rate on average interest-bearing liabilities equaled 0.71 percent during the first six months of 2012, a 34 basis point decrease from the first six months of 2011. Average interest-bearing liabilities decreased $831.0 million or 5.4 percent from the first six months of 2011 to the first six months of 2012.
NET INTEREST INCOME
Net interest income totaled $215.4 million during the second quarter of 2012, an increase of $8.1 million or 3.9 percent from the second quarter of 2011. The taxable-equivalent net yield on interest-earning assets equaled 4.58 percent for the second quarter of 2012, up 12 basis points from the 4.46 percent recorded for the second quarter of 2011. Higher current year net interest income and net yield on interest-earning assets reflected the favorable impact of improved yields on acquired loans due to accretion of discounts and lower costs for interest-bearing liabilities.
Net interest income for the second quarter of 2012 included $60.9 million of accretion income, compared to $71.1 million in the second quarter of 2011.
Net interest income increased $25.0 million or 6.1 percent during the six month period ended June 30, 2012 when compared to the same period of 2011. Net interest income for the six months ended June 30, 2012 included $125.8 million of accretion income, compared to $122.8 million recognized during the six months ended June 30, 2011.
The continuing accretion of fair value discounts resulting from acquired loans will likely contribute to volatility in net interest income in future periods. Fair value discounts related to loans that have been repaid unexpectedly will be accreted into interest income at the time the loan obligation is satisfied.

CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - THREE MONTHS
									Table 6
	2012			2011			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets	(dollars in thousands)
Loans and leases	$13,612,114	$232,408	6.87%	$14,028,109	$234,354	6.70%	$(7,403)	$5,457	$(1,946)
Investment securities:
U. S. Treasury	1,010,146	698	0.28	1,441,381	2,352	0.65	(512)	(1,142)	(1,654)
Government agency	2,973,130	4,559	0.61	1,881,177	5,066	1.07	2,289	(2,795)	(506)
Residential mortgage-backed securities	418,390	2,202	2.12	329,749	2,104	2.56	511	(413)	98
Corporate bonds	175,997	842	1.91	458,408	2,119	1.85	(1,326)	49	(1,277)
State, county and municipal	1,038	19	7.36	1,279	19	5.96	(4)	4	—
Other	19,440	62	1.28	50,403	200	1.59	(111)	(27)	(138)
Total investment securities	4,598,141	8,382	0.73	4,162,397	11,860	1.14	847	(4,324)	(3,477)
Overnight investments	773,066	491	0.26	551,776	316	0.23	130	45	175
Total interest-earning assets	$18,983,321	$241,281	5.11%	$18,742,282	$246,530	5.27%	$(6,426)	$1,178	$(5,248)

Liabilities
Interest-bearing deposits:
Checking With Interest	$2,088,120	$336	0.06%	$1,912,548	$442	0.09%	$38	$(144)	$(106)
Savings	872,501	108	0.05	818,814	266	0.13	11	(169)	(158)
Money market accounts	5,903,330	4,245	0.29	5,379,451	5,801	0.43	438	(1,994)	(1,556)
Time deposits	4,211,857	10,358	0.99	5,449,384	20,572	1.51	(3,907)	(6,307)	(10,214)
Total interest-bearing deposits	13,075,808	15,047	0.46	13,560,197	27,081	0.80	(3,420)	(8,614)	(12,034)
Short-term borrowings	695,847	1,584	0.92	661,233	1,482	0.9	73	29	102
Long-term obligations	646,854	8,456	5.23	797,375	9,666	4.85	(1,896)	686	(1,210)
Total interest-bearing liabilities	$14,418,509	$25,087	0.70%	$15,018,805	$38,229	1.02%	$(5,243)	$(7,899)	$(13,142)
Interest rate spread			4.41%			4.25%
Net interest income and net yield
on interest-earning assets		$216,194	4.58%		$208,301	4.46%	$(1,183)	$9,077	$7,894
Loans and leases include loans covered under loss share agreements, loans not covered under loss share agreements, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $762 and $926 for 2012 and 2011, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - SIX MONTHS
									Table 7
	2012			2011			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets	(dollars in thousands)
Loans and leases	$13,718,532	$471,142	6.91%	$13,966,406	$466,408	6.73%	$(8,031)	$12,765	$4,734
Investment securities:
U. S. Treasury	987,080	1,468	0.30	1,613,978	5,696	0.73	(1,526)	(2,702)	(4,228)
Government agency	2,792,214	9,071	0.65	1,917,360	10,322	1.03	1,412	(2,663)	(1,251)
Residential mortgage-backed securities	360,085	4,091	2.28	314,747	4,757	3.05	613	(1,279)	(666)
Corporate bonds	211,835	2,041	1.93	469,402	4,295	1.85	(1,770)	(484)	(2,254)
State, county and municipal	1,039	38	7.35	1,268	40	6.36	(8)	6	(2)
Other	17,396	193	2.23	47,425	459	1.95	(312)	46	(266)
Total investment securities	4,369,649	16,902	0.78	4,364,180	25,569	1.17	(1,591)	(7,076)	(8,667)
Overnight investments	697,455	803	0.23	573,328	705	0.25	155	(57)	98
Total interest-earning assets	$18,785,636	$488,847	5.23%	$18,903,914	$492,682	5.25%	$(9,467)	$5,632	$(3,835)

Liabilities
Interest-bearing deposits:
Checking With Interest	$2,069,003	$675	0.07%	$1,934,164	$900	0.09%	$14	$(239)	$(225)
Savings	854,500	221	0.05	812,545	631	0.16	34	(444)	(410)
Money market accounts	5,850,825	8,517	0.29	5,440,234	11,840	0.44	817	(4,140)	(3,323)
Time deposits	4,345,820	22,106	1.02	5,642,623	43,530	1.56	(8,166)	(13,258)	(21,424)
Total interest-bearing deposits	13,120,148	31,519	0.48	13,829,566	56,901	0.83	(7,301)	(18,081)	(25,382)
Short-term borrowings	664,096	2,975	0.90	650,096	3,179	0.99	78	(282)	(204)
Long-term obligations	664,460	16,393	4.93	800,033	19,362	4.88	(2,361)	(608)	(2,969)
Total interest-bearing liabilities	$14,448,704	$50,887	0.71%	$15,279,695	$79,442	1.05%	$(9,584)	$(18,971)	$(28,555)
Interest rate spread			4.52%			4.20%
Net interest income and net yield
on interest-earning assets		$437,960	4.69%		$413,240	4.41%	$117	$24,603	$24,720
Loans and leases include loans covered under loss share agreements, loans not covered under loss share agreements, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $1,576 and $1,878 for 2012 and 2011, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

 NONINTEREST INCOME
Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income have traditionally consisted of cardholder and merchant services income, service charges on deposit accounts and revenues derived from wealth management services. During 2012 and 2011, noninterest income has been significantly influenced by post-acquisition adjustments to the FDIC receivable resulting from FDIC-assisted transactions. First quarter 2011 noninterest income included a $63.5 million acquisition gain related to the United Western transaction. No acquisition gains were recorded during 2012.
During the first six months of 2012, noninterest income amounted to $104.2 million, compared to $196.2 million during the same period of 2011. The majority of the $92.0 million decrease during 2012 is due to $63.5 million in acquisition gains recognized in conjunction with the United Western FDIC-assisted transaction in 2011. As a result of adjustments to the FDIC receivable, noninterest income was reduced by $40.9 million during 2012 compared to $24.1 million during 2011. Noninterest income for 2012 also included a $10.2 million reduction in cardholder and merchant services income resulting from the fourth quarter 2011 enactment of debit card interchange fee limits mandated by the Dodd-Frank Act.
Noninterest income for the second quarter of 2012 equaled $57.3 million compared to $66.6 million in the comparable period of 2011. This decrease of $9.4 million was primarily caused by reductions in cardholder and merchant services income due to limitations imposed by the Dodd-Frank Act, and a reduction in mortgage income.
Cardholder and merchant services generated $24.7 million of revenue during the second quarter of 2012, a decrease of $5.8 million or 19.1 percent compared to the second quarter of 2011. This decrease resulted from a reduction in interchange income derived from Visa check cards. Cardholder income will continue to be adversely affected by interchange rate limitations during 2012.
Service charges on deposit accounts equaled $15.1 million and $15.8 million for the second quarter of 2012 and 2011, respectively resulting in a 4.5 percent decrease. This reduction is a result of changes to the assessment methodology for overdraft service charges beginning in the third quarter of 2011 including establishing a daily maximum overdraft charge and implementing transaction amounts beneath which overdraft charges would be not be assessed.
Mortgage income equaled $237,000 and $2.5 million for the second quarter of 2012 and 2011, respectively, a $2.3 million decrease from 2011. The reduction results from the establishment of approximately $2.2 million in reserves during 2012 for estimated recourse obligations for sold loans.
Fees from processing services increased $1.3 million or 8.6 percent during the first six months of 2012 when compared to 2011, primarily due to higher transaction volumes. Fees from processing services were unchanged in the second quarter of 2012 when compared to the same period of 2011. We expect the revenues derived from this line of business to decline in late 2012 and in 2013 due to client bank attrition and the conversion of certain banks to different processing systems that result in significantly reduced revenue.
NONINTEREST EXPENSE
The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities, and our technology and operations infrastructure.
Noninterest expense equaled $378.1 million for the first six months of 2012, a $618,000 or 0.2 percent increase over the $377.5 million recorded during the same period of 2011. During 2012, noninterest expense included an $11.2 million increase in foreclosure and loan collection costs and a $2.5 million increase in employee benefits expense. These increased costs were offset by a $9.6 million reduction in other expenses including card loyalty expenses and processing fees paid for institutional deposits from United Western. In addition, FDIC insurance expenses declined $5.0 million resulting from adjustments to the assessment calculation that were effective beginning in the second quarter of 2011.
Noninterest expense increased $7.3 million in the second quarter of 2012 to $194.8 million compared to $187.5 million in the second quarter of 2011 as a result of an increase in foreclosure related expenses offset by a reduction in expenses related to card loyalty programs. Foreclosure-related expenses in the second quarter of 2012 increased $12.0 million from the comparable period of 2011 to $15.8 million. The increase in foreclosure-related expenses relates primarily to the resolution of assets acquired in FDIC-assisted transactions, the majority of which are reimbursable under the various loss sharing agreements.
Other expenses for the second quarter of 2012 decreased $7.4 million or 14.6 percent when compared to the same period of 2011. This reduction is primarily the result of a reduction in expenses related to card loyalty programs, fees for merchant processing, and legal costs.

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
Income tax expense totaled $10.7 million and $11.3 million for the second quarters of 2012 and 2011, representing effective tax rates of 22.1 percent and 34.6 percent during the respective periods. For the first six months of 2012, income tax expense totaled $29.0 million compared to $48.6 million during 2011. The effective tax rates for the six-month periods equals 28.4 percent and 36.9 percent, respectively.
The lower effective tax rates for 2012 result from recognition of a $6.4 million credit to income tax expense resulting from the favorable outcome of state tax audits for the period 2008-2010, net of additional federal taxes.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
We are committed to effectively managing our capital to protect our depositors, creditors and shareholders. We continually monitor the capital levels and ratios for BancShares and FCB to ensure that they comfortably exceed the minimum requirements imposed by their respective regulatory authorities and to ensure that they are appropriate given growth projections, risk profile and potential changes in regulatory environment. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material effect on the financial statements. Table 8 provides information on capital adequacy for BancShares as of June 30, 2012, December 31, 2011 and June 30, 2011.

ANALYSIS OF CAPITAL ADEQUACY

					Table 8
	June 30, 2012	December 31, 2011	June 30, 2011	Regulatory Minimum	Well-capitalized Requirement
	(dollars in thousands)
Tier 1 capital	2,143,496	2,072,610	2,006,394
Tier 2 capital	226,503	250,412	246,693
Total capital	$2,369,999	$2,323,022	$2,253,087
Risk-adjusted assets	$13,422,294	$13,447,702	$13,045,475
Risk-based capital ratios
Tier 1 capital	15.97%	15.41%	15.38%	4.00%	6.00%
Total capital	17.66%	17.27%	17.27%	8.00%	10.00%
Tier 1 leverage ratio	10.21%	9.90%	9.50%	3.00%	5.00%
BancShares continues to exceed minimum capital standards and FCB remains well-capitalized. Based on the various elements that qualify for Tier 1 and Tier 2 capital at June 30, 2012, BancShares exceeded the Tier 1 capital needed to maintain all well capitalized requirements by $1.09 billion.
During 2012, BancShares purchased and retired 12,875 shares of Class B common stock from a former director and members of his family.  These repurchases were made pursuant to an authorization approved by the Board of Directors, and were consummated at a price approved by an independent committee of the Board. As of June 30, 2012, existing authorizations to purchase shares of Class A and Class B common stock expired and new authorizations were approved by the Board of Directors under which BancShares has the ability to purchase 100,000 and 25,000 shares of Class A and Class B common stock, respectively, through June 30, 2013.
As of June 30, 2012, BancShares had $243.5 million of trust preferred capital securities included in tier 1 capital. The Dodd-Frank Act contains provisions that will gradually eliminate our ability to include trust preferred capital securities in tier 1 capital. On July 31, 2012, BancShares redeemed $150.0 million of 8.05 percent trust preferred securities at a premium of $3.6 million. Adjusting for the impact of the July 2012 redemption of $150.0 million of trust preferred capital securities, BancShares’ tier 1 leverage capital ratio would decline 71 basis points to 9.50 percent, the tier 1 risk-based capital ratio would decline 112 basis points to 14.85 percent, and the total risk-based capital ratio would decline 112 basis points to 16.54 percent.
BancShares’ remaining $93.5 million in trust preferred capital securities that currently qualify as tier 1 capital will be phased out in equal increments of $31.2 million over a three-year term, beginning in January 2013. Based on BancShares’ capital structure as of June 30, 2012 (after adjusting for the $150.0 million in securities redeemed in July 2012), the impact of the reduction of $31.2 million would result in a tier 1 leverage capital ratio of 9.35 percent, a tier 1 risk-based capital ratio of 14.62 percent, and a total risk-based capital ratio of 16.31 percent. Elimination of the full $93.5 million of trust preferred capital securities from the June 30, 2012 capital structure would result in a proforma tier 1 leverage capital ratio of 9.05 percent, a tier 1 risk-based capital ratio of 14.15 percent, and a total risk-based capital ratio of 15.47 percent. BancShares and FCB would continue to remain well-capitalized under current regulatory guidelines.
Tier 2 capital of BancShares and FCB includes qualifying subordinated debt that was issued in 2005 with a scheduled maturity date of June 1, 2015. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in tier 2 capital by 20 percent for each year until the debt matures. The amount of subordinated debt that qualifies as tier 2 capital totaled $50.0 million as of June 30, 2012 compared to $75.0 million at June 30, 2011. The amount of subordinated debt that may be included in tier 2 capital will decline $25.0 million in the second quarter of 2013 to $25.0 million, and the subordinated debt will be completely removed from tier 2 capital in the second quarter of 2014.
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
In June 2012, the Federal Reserve released proposed rules regarding implementation of the Basel III regulatory capital rules for United States banking organizations. The proposed rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the proposed rules include the total phase-out from tier 1 capital of trust preferred securities for all banks, a capital conservation buffer of 2.50 percent above minimum capital ratios, inclusion of accumulated other comprehensive income in tier 1 common equity, inclusion in tier 1 capital of perpetual preferred debt, and an effective floor for tier 1 common equity of 7.00 percent. Final rules are expected to be adopted in late 2012 or early 2013. We will monitor the proposed rules and the resulting capital requirements and manage our capital to meet or exceed what we believe the new measures will require. BancShares' tier 1 common equity ratio based on the current tier 1 capital and risk-adjusted assets calculations (excluding trust preferred securities) is 14.16 percent at June 30, 2012 as calculated in Table 9 compared to the proposed fully phased-in Federal Reserve standards of 7.00 percent.

TIER 1 COMMON EQUITY

Table 9
June 30, 2012
(dollars in thousands)
Tier 1 capital	$2,143,496
Less: restricted core capital	243,500
Tier 1 common equity	$1,899,996
Risk-adjusted assets	$13,422,294

Tier 1 common equity ratio	14.16%
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

In response to provisions of the Dodd-Frank Act, federal regulators have proposed annual, enterprise-wide, stress testing of banks with more than $10.00 billion in assets. These proposals, when implemented, will require BancShares and FCB to perform procedures in addition to those already in place. Procedures are currently being developed to comply with the new regulations when they become effective. The results of these procedures will be considered in combination with other risk management and monitoring practices to maintain an effective risk management program.
Credit risk management. The maintenance of excellent asset quality has historically been one of our key performance measures. Loans and leases not covered by loss share agreements with the FDIC were underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Loans covered by loss share agreements with the FDIC were recorded at fair value at the date of the acquisition and are subject to periodic reviews to ensure timely identification of any further credit deterioration. Our independent credit review function conducts risk reviews and analyses for the purpose of ensuring compliance with credit policies and to closely monitor asset quality trends. The risk reviews include portfolio analysis by geographic location and horizontal reviews across industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate, and to maintain adequate allowances for loan and lease losses that are inherent in the loan and lease portfolio.
We maintain a diversified loan and lease portfolio, and seek to minimize the risk associated with large concentrations within specific geographic areas, collateral types or industries. Despite our focus on diversification, several characteristics of our loan portfolio subject us to significant risk. These include our concentration of real estate loans, revolving mortgage loans, and medical-related loans.
We have historically carried a significant concentration of real estate secured loans. Within our noncovered loan portfolio, we mitigate that exposure through our underwriting policies that principally rely on adequate borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner-occupied. At June 30, 2012, loans secured by real estate not covered by loss share agreements totaled $8.85 billion or 77.2 percent of total noncovered loans and leases compared to $8.85 billion or 76.4 percent of noncovered loans and leases at December 31, 2011 and $8.69 billion or 75.4 percent at June 30, 2011.
Revolving mortgage loans secured by real estate amounted to $2.27 billion, or 19.8 percent of loans not covered by loss share agreements at June 30, 2012 compared to $2.30 billion or 19.8 percent at December 31, 2011 and $2.30 billion or 20.0 percent at June 30, 2011.
Our revolving mortgage loans present a heightened risk due to the longer term nature of the commitments, the presence of a large number of loans secured by junior liens, and the possibility that the financial position of the borrower or the value of the collateral may deteriorate significantly during the term of the loan. A substantial decline in collateral value could render a junior lien position to be effectively unsecured. We have not acquired revolving mortgages in the secondary market, and we have not originated these loans to customers outside of our market areas. All noncovered revolving mortgage loans were originated by us and were underwritten based on our standard lending criteria. The revolving mortgage loan portfolio consists largely of variable rate lines of credit which allow customer draws during the entire contractual period of the line of credit which is typically 15 years. Approximately 85 percent of outstanding balances as of June 30, 2012 require interest-only payments, while the remaining require monthly payments equal to 1.5 percent of the outstanding balance. Over 90 percent of the revolving mortgage portfolio relates to properties in North Carolina and Virginia, and approximately one-third of the loan balances outstanding are secured by senior collateral positions while the remaining balances are secured by junior liens. Due to higher default risk resulting from financial strain facing our borrowers and lower collateral values, we are now collecting data to monitor performance of senior lien positions held by other lenders to estimate the probability of default on junior lien positions we hold and will utilize this data to asses risk. The credit profile of the borrowers is reviewed at least annually and most borrowers have maintained excellent ratings based on current credit scores available from third-parties.
Noncovered loans and leases to borrowers in medical, dental or related fields totaled $3.14 billion as of June 30, 2012, which represents 27.4 percent of loans and leases not covered by loss share agreements, compared to $3.07 billion or 26.5 percent of noncovered loans and leases at December 31, 2011 and $3.08 billion or 26.7 percent of noncovered loans and leases at June 30, 2011. The risk on these loans is mitigated through our underwriting policies that emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10 percent of total noncovered loans and leases outstanding at June 30, 2012.
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
The accretion of income for covered loans and leases is discontinued when we are unable to estimate the timing of cash flows. This designation may be made at acquisition date or subsequent to acquisition date when a loan matures and no formal repayment plan has been established. Covered loans may begin or resume accretion of income if information allows us to estimate of the timing of cash flows.
OREO includes foreclosed property and branch facilities that we have closed but not sold.
At June 30, 2012, BancShares’ nonperforming assets amounted to $507.6 million or 3.7 percent of total loans and leases plus OREO, compared to $553.8 million or 3.9 percent at December 31, 2011 and $540.4 million or 3.8 percent at June 30, 2011. Of the $507.6 million in nonperforming assets at June 30, 2012, $388.8 million is covered by FDIC loss share agreements with the remaining $118.9 million not covered by loss share agreements. The reduction in covered nonperforming assets from previous periods resulted from the sale and write-down of other real estate and the resolution of nonaccrual loans offset in part by new foreclosures and loans placed on nonaccrual. Nonperforming assets not covered by loss share agreements are relatively stable at approximately 1.0 percent of noncovered loans and leases plus OREO. See Table 10 for details on nonperforming assets and other risk elements.
OREO not covered by loss share agreements totaled $49.5 million at June 30, 2012, compared to $50.4 million at December 31, 2011 and $49.0 million at June 30, 2011. A significant portion of the OREO not covered by loss share agreements relates to real estate exposures in the Atlanta, Georgia and southwest Florida markets arising from earlier residential construction financing. Prior to the economic slowdown, both markets experienced significant over-development that resulted in extremely weak sales of new residential units and material declines in property values. At June 30, 2012, construction and land development properties including vacant land for development represented 33.8 percent of noncovered OREO. Vacant land values have experienced an especially steep decline during the economic slowdown and values may decline further.
Once acquired, net book values of OREO are reviewed at least annually to evaluate if write-downs are required. Real estate appraisals are reviewed by the appraisal review department to ensure the quality of the appraised value provided in the reports. The level of review is dependent on the value and type of the collateral with higher value, more complex properties receiving a more detailed review. In a market of declining property values, which we have experienced in recent years, in addition to appraisals, we utilize other resources to obtain the most current market value. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. The asset manager uses the information gathered from brokers and other market sources to identify any significant changes in the market or the subject property as they occur. Valuations are then adjusted or new appraisals are ordered to ensure the reported values reflect the most current information. Decisions regarding write-downs are based on factors that include appraisals, broker opinions, previous offers received on the property, market conditions and the number of days the property has been on the market.
At June 30, 2012, the allowance for loan and lease losses allocated to noncovered loans totaled $185.1 million or 1.62 percent of loans and leases not covered by loss share agreements, compared to $180.9 million or 1.56 percent at December 31, 2011 and $180.6 million or 1.57 percent at June 30, 2011. The increase in the allowance for noncovered loan and lease losses from June 30, 2011 was primarily due to deterioration in the commercial loan portfolios. The allowance for loans individually evaluated for impairment has increased by $8.3 million since December 31, 2011 due to reduction in collateral values on individually impaired loans while the allowance for loans collectively evaluated for impairment has decreased by $5.8 million due to a significant increase in the portion of the loan portfolio evaluated for individual impairment. Delinquency levels and charge-offs on revolving mortgage loans are projected to remain elevated due to weakened collateral positions particularly for loans secured by junior collateral positions.
An additional allowance of $87.8 million relates to covered loans at June 30, 2012, established as a result of post-acquisition deterioration in credit quality for covered loans. The allowance for covered loans equaled $89.3 million at December 31, 2011 and $69.4 million at June 30, 2011. The allowance for covered loans has increased since June 30, 2011 due to allowances required for loans arising from the CCB transaction and additional allowances on loans from previous transactions.
Management considers the allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at June 30, 2012, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.
The provision for noncovered loan and lease losses recorded during the second quarter of 2012 equaled $11.0 million, compared to $18.8 million during the fourth quarter of 2011 and $12.8 million during the second quarter of 2011. The reduction in provision for noncovered loans and leases was primarily the result of reduced provisions for loans between $500,000 and $1.0 million now individually evaluated for impairment and reduced charge-offs. Provision expense related to covered loans decreased to $18.7 million from $41.2 million during the second quarter of 2012 and 2011 respectively due to lower post-acquisition deterioration of loans, the reversal of previously recorded allowances due to improvements in expected cash flows and reduced charge-offs during the second quarter of 2012. The provision for covered loan and lease losses triggered corresponding adjustments to the FDIC receivable which are offset by noninterest income at the applicable reimbursement rate.
The provision for noncovered loan and lease losses recorded during the six-month period ended June 30, 2012 equaled $32.1 million, compared to $24.6 million during the same period of of 2011. The increase in provision for noncovered loans and leases was primarily the result of increased net charge-offs partially offset by reduced provisions for loans between $500 thousand and $1.0 million now individually evaluated for impairment. Provision expense related to covered loans totaled $28.3 million and $73.8 million during the six month periods ended June 30, 2012 and 2011 respectively. The decrease in provision was due to lower post-acquisition deterioration of loans, the reversal of previously recorded allowances resulting from improvements in expected cash flows and reduced charge-offs during the 2012. The provision for covered loan and lease losses triggered corresponding adjustments to the FDIC receivable which are offset by noninterest income at the applicable reimbursement rate.
Exclusive of losses related to covered loans, net charge-offs equaled $12.2 million during the second quarter of 2012, compared to $10.1 million during the second quarter of 2011. On an annualized basis, net charge-offs represented 0.43 percent of average noncovered loans and leases during the second quarter of 2012 compared to 0.35 percent during the second quarter of 2011. Charge-offs in the second quarter of 2012 included $2.2 million of write-downs on a commercial construction and land development relationship for which an updated appraisal indicated further losses. Charge-offs within the remaining loan portfolios remained relatively constant. Net charge-offs on covered loans equaled $17.0 million in the second quarter of 2012 compared to $26.4 million recorded in the second quarter of 2011. When actual losses are less than initial estimates, the difference is recognized as accretable yield and included in interest income prospectively over the remaining life of the loan. Any subsequent differences in initial estimates and actual results are also reflected with an adjustment to the FDIC receivable at the applicable indemnification rate.

Table 10 provides details concerning the allowance for loan and lease losses during the past five quarters.

ALLOWANCE FOR LOAN AND LEASE LOSS EXPERIENCE AND RISK ELEMENTS							Table 10
	2012		2011			Six months ended June 30
	Second	First	Fourth	Third	Second
(dollars in thousands; unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	2012	2011
Allowance for loan and lease losses at beginning of period	$272,500	$270,144	$254,184	$250,050	$232,597	$270,144	$227,765
Provision for loan and lease losses:
Covered by loss share agreements	18,678	9,603	70,408	30,317	41,196	28,281	73,753
Not covered by loss share agreements	10,989	21,112	18,845	14,311	12,781	32,101	24,643
Net charge-offs of loans and leases:
Charge-offs	(30,934)	(30,379)	(74,698)	(42,314)	(38,222)	(61,312)	(77,859)
Recoveries	1,696	2,020	1,405	1,820	1,698	3,715	1,748
Net charge-offs of loans and leases	(29,238)	(28,359)	(73,293)	(40,494)	(36,524)	(57,597)	(76,111)
Allowance for loan and lease losses at end of period	$272,929	$272,500	$270,144	$254,184	$250,050	$272,929	$250,050
Allowance for loan and lease losses at end of period allocated to loans and leases:
Covered by loss share agreements	$87,797	$86,117	$89,261	$75,050	$69,435	$87,797	$69,435
Not covered by loss share agreements	185,132	186,383	180,883	179,134	180,615	185,132	180,615
Allowance for loan and lease losses at end of period	$272,929	$272,500	$270,144	$254,184	$250,050	$272,929	$250,050
Detail of net charge-offs of loans and leases:
Covered by loss share agreements	$16,998	$12,747	$56,197	$24,702	$26,390	$29,745	$55,566
Not covered by loss share agreements	12,240	15,612	17,096	15,792	10,134	27,852	20,545
Total net charge-offs	$29,238	$28,359	$73,293	$40,494	$36,524	$57,597	$76,111
Reserve for unfunded commitments	$7,869	$7,789	$7,789	$7,962	$7,854	$7,869	$7,854
Average loans and leases:
Covered by loss share agreements	2,076,199	2,254,636	2,443,665	2,500,807	2,490,964	2,167,436	2,461,115
Not covered by loss share agreements	11,535,335	11,567,590	11,649,368	11,672,417	11,537,145	11,551,096	11,505,291
Loans and leases at period-end:
Covered by loss sharing agreements	1,999,351	2,183,869	2,362,152	2,557,450	2,399,738	1,999,351	2,399,738
Not covered by loss sharing agreements	11,462,458	11,489,529	11,581,637	11,603,526	11,528,854	11,462,458	11,528,854
Risk Elements
Nonaccrual loans and leases:
Covered by loss share agreements	$271,381	$292,229	$302,102	$291,890	$267,333	$271,381	$267,333
Not covered by loss share agreements	69,406	66,363	52,741	59,603	73,441	69,406	73,441
Other real estate:
Covered by loss share agreements	117,381	142,418	148,599	160,443	150,636	117,381	150,636
Not covered by loss share agreements	49,454	48,092	50,399	48,616	49,028	49,454	49,028
Total nonperforming assets	$507,622	$549,102	$553,841	$560,552	$540,438	$507,622	$540,438
Nonperforming assets covered by loss share agreements	$388,762	$434,647	$450,701	$452,333	$417,969	$388,762	$417,969
Nonperforming assets not covered by loss share agreements	118,860	114,455	103,140	108,219	122,469	118,860	122,469
Total nonperforming assets	$507,622	$549,102	$553,841	$560,552	$540,438	$507,622	$540,438
Accruing loans and leases greater than 90 days past due:
Covered by loss share agreements	$254,580	$268,403	$292,194	$289,833	$210,334	$254,580	$210,334
Not covered by loss share agreements	12,907	13,828	14,840	17,887	15,208	12,907	15,208
Ratios
Net charge-offs (annualized) to average loans and leases:
Covered by loss share agreements	3.29%	2.27%	9.12%	3.92%	4.25%	2.76%	4.55%
Not covered by loss share agreements	0.43	0.54	0.58	0.54	0.35	0.48	0.36
Allowance for loan and lease losses to total loans and leases:
Covered by loss share agreements	4.39	3.94	3.78	2.93	2.89	4.39	2.89
Not covered by loss share agreements	1.62	1.62	1.56	1.54	1.57	1.62	1.57
Nonperforming assets to total loans and leases plus other real estate:
Covered by loss share agreements	18.37	18.68	17.95	16.64	16.39	18.37	16.39
Not covered by loss share agreements	1.03	0.99	0.89	0.93	1.06	1.03	1.06
Total	3.72	3.96	3.92	3.90	3.83	3.72	3.83

Restructured loans (TDRs) not covered by loss share agreements that are performing under their modified terms equaled $109.6 million at June 30, 2012, compared to $123.8 million at December 31, 2011 and $86.9 million at June 30, 2011. Total covered and noncovered restructured loans as of June 30, 2012 equaled $308.0 million, $226.7 million of which are performing under their modified terms. TDR's are selectively made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. These modifications are typically executed only when customers are current on their payment obligation and we believe the modification will result in avoidance of default. Typical modifications include short-term deferral of interest or modification of payment terms, but do not include reduction of interest rates or forgiveness of principal. Nonperforming TDRs are not accruing interest and are included as risk elements within nonaccrual loans and leases in Table 10. Table 10 does not include performing TDRs, which are accruing interest based on the restructured terms. Table 11 provides details on performing and nonperforming TDRs as of June 30, 2012, December 31, 2011, and June 30, 2011.

TROUBLED DEBT RESTRUCTURINGS			Table 11
	June 30, 2012	December 31, 2011	June 30, 2011
Performing TDRs:	(thousands)
Covered by loss share agreements	$117,058	$126,240	$61,880
Not covered by loss share agreements	109,648	123,796	86,929
Total performing TDRs	226,706	250,036	148,809
Nonperforming TDRs:
Covered by loss share agreements	41,569	43,491	32,398
Not covered by loss share agreements	39,763	29,534	40,935
Total nonperforming TDRs	81,332	73,025	73,333
All TDRs:
Covered by loss share agreements	158,627	169,731	94,278
Not covered by loss share agreements	149,411	153,330	127,864
Total TDRs	$308,038	$323,061	$222,142

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
We assess our interest rate risk by simulating future amounts of net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Certain variable rate products, including revolving mortgage loans, have interest rate floors. Due to the existence of contractual floors on loans, competitive pressures that constrain our ability to reduce deposit interest rates, and the extremely low current level of interest rates, it is highly unlikely that the rates on most interest-earning assets and interest-bearing liabilities can decline from current levels. In our simulations, we do not currently calculate rate shocks, rate ramps or market value of equity for declining rate scenarios, and assume that the prime rate will not move below the June 30, 2012 rate of 3.25 percent. Our rate shock simulations indicate that net interest income will increase by 1.8 percent and 0.6 percent with rates rising 200 and 300-basis points respectively. When rates immediately rise 400 basis points, we estimate that net interest income will decline by 3.0 percent. Our shock projections incorporate assumptions of likely customer migration of short-term deposit instruments to long-term, higher-rate instruments as rates rise. We also utilize the market value of equity as a tool in measuring and managing interest rate risk. As of June 30, 2012, the market value of equity calculated with 200, 300 and 400-basis point immediate increases in interest rates equal 10.34 percent, 10.12 percent and 9.83 percent respectively. The projected market value of equity under a stable rate scenario equals 10.53 percent.
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
Liquidity risk management. Liquidity risk results from the mismatching of asset and liability cash flows and the potential inability to secure adequate amounts of funding from traditional sources of liquidity at a reasonable cost. We manage this risk by structuring our balance sheet prudently and by maintaining various noncore funding sources to fund potential cash needs. Our primary source of funds has historically been our large retail and commercial customer base, which continues to provide a stable source of core deposits. Core deposits are our largest and most cost-effective source of funding. We also maintain access to various types of noncore funding including advances from the FHLB system, federal funds arrangements with correspondent banks, brokered and CDARS deposits and a line of credit from a correspondent bank. Short-term borrowings resulting from commercial treasury customers are also a recurring source of liquidity, although the majority of those borrowings must be collateralized thereby potentially restricting the use of the resulting liquidity.
We project our liquidity levels in the normal course of business as well as in conditions that might give rise to significant stress on our current liquidity and contingent sources of liquidity through noncore funding. We endeavor to estimate the impact of on and off-balance sheet arrangements and commitments that may impact liquidity. We monitor various financial and liquidity metrics, perform liquidity stress testing and have documented contingency funding plans that would be invoked if conditions warranted. Sources of noncore funding include available cash reserves, the ability to sell, pledge, or borrow against unpledged investment securities portfolio, and available borrowing capacity at the FHLB and the Federal Reserve discount window.
One of our principal sources of noncore funding is advances from the FHLB system. Our total outstanding advances equaled $300.3 million as of June 30, 2012, and we had sufficient collateral pledged to secure $1.06 billion of additional borrowings. Additionally, we maintain federal funds lines of credit and other borrowing facilities. At June 30, 2012, BancShares had contingent access to $450.0 million in unsecured borrowings through its various sources.
Once we have satisfied our loan demand and other funding needs, residual liquidity is held in cash or invested in overnight investments and investment securities available for sale. Net of amounts pledged for various purposes, the amount of such immediately available balance sheet liquidity approximated $2.66 billion at June 30, 2012 compared to $1.40 billion at December 31, 2011 and $1.78 billion at June 30, 2011.

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
Additional information relating to legal proceedings is set forth in Note I of BancShares' Notes to Unaudited Consolidated Financial Statements.
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
In June 2011, the FASB issued Comprehensive Income: Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 allows financial statement issuers to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, in December, 2011, the FASB issued Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12) which deferred the portion of ASU 2011-05 that relates to the presentation of reclassification adjustments. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity, which is the presentation method previously utilized by BancShares. The updates in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and have been applied retrospectively. The provisions of these updates have affected BancShares' financial statement format, but had no impact on BancShares' financial condition, results of operations or liquidity
In September 2011, the FASB issued Intangibles - Goodwill and Other Intangible Assets: Testing Goodwill for Impairment (ASU 2011-08), which allows an entity the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that is it more likely than not that the fair value of a reporting unit is less than its carrying amount. Under ASU 2011-08, if, after that assessment is made, an entity determines that it is more likely than not that the carrying value of goodwill is not impaired, then the two-step impairment test is not required. However, if the entity concludes otherwise, the two-step impairment test would be required. The provisions of ASU 2011-08 are effective for interim and annual periods beginning after December 15, 2011, although early adoption was allowed. Adoption of ASU 2011-08 has not had a material impact on BancShares' financial condition, results of operations or liquidity.
At the March 15, 2012 FASB Emerging Issues Task Force (EITF) meeting, the Task Force reached a consensus-for-exposure that when a reporting entity initially recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change occurs in the cash flows expected to be collected on the asset subject to indemnification, the reporting entity would be required to account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification, and any amortization of changes in value would be limited to the contractual terms of the indemnification agreement. If adopted, this consensus is not expected to have a material impact on BancShares' financial condition, results of operations or liquidity.
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
The legislation also imposes new regulatory capital requirements for banks that will result in the disallowance of qualified trust preferred capital securities as tier 1 capital beginning in 2013. This legislation requires the reduction in tier 1 capital by the amount of qualified trust preferred capital securities in equal increments over a three year period beginning in 2013. As of June 30, 2012, BancShares had $243.5 million in trust preferred capital securities that were outstanding and included as tier 1 capital. On July 31, 2012, BancShares redeemed $150.0 million of those trust preferred capital securities. The remaining $93.5 million in trust preferred capital securities will be eliminated from tier 1 capital in installments of $31.2 million in each year over the three year period beginning in 2013.
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
In June 2012, the Federal Reserve released proposed rules regarding implementation of the Basel III regulatory capital rules for United States banking organizations. The proposed rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the proposed rules include the total phase-out from tier 1 capital of trust preferred securities for all banks, a capital conservation buffer of 2.50 percent above minimum capital ratios, inclusion of accumulated other comprehensive income in Tier 1 Common Equity, inclusion in tier 1 capital of perpetual preferred debt, and an effective floor for Tier 1 common equity of 7.00 percent. Final rules are expected to be adopted in late-2012 or early-2013. We will monitor the proposed rules and the resulting capital requirements and manage our capital to meet what we believe the new measures will require. BancShares' tier 1 common equity ratio is 14.16 percent at June 30, 2012 as calculated in Table 9 compared to the proposed fully phased-in Federal Reserve standards of 7.00 percent.
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
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of June 30, 2012, BancShares’ market risk profile has not changed significantly from December 31, 2011. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

BancShares' management has commenced steps to remediate the material weakness. During the first quarter of 2012 management reached agreement with an external firm to provide consultation and assistance with the conversion of the acquired loans that have not yet been converted to the automated acquired loan accounting system currently in use by BancShares for loans acquired from two of the FDIC-assisted transactions. Acquired loans resulting from four of the six FDIC-assisted transactions have not yet been converted to the acquired loan accounting system. That engagement commenced during the second quarter of 2012 and, as of this filing, it is anticipated the conversion of the remaining four banks will be substantially completed by December 31, 2012. The full conversion to and utilization of the automated acquired loan accounting system will significantly reduce the risk of errors, and allow for more effective controls over post-acquisition accounting for acquired loans and the FDIC receivable. In addition to the engagement of the external firm, additional staff support has been hired to support the acquisition accounting function. The effectiveness of the ongoing credit reviews of acquired assets has been enhanced, including more focused consideration of various events that would potentially prevent a loss on covered assets from being reimbursable. Management has also implemented certain specific internal control improvements related to financial reporting during the first and second quarters of 2012, including enhanced review controls related to the calculation of the FDIC receivable for banks not yet on the automated acquired loan accounting system, the use of a checklist for periodic acquired loan accounting for those acquired loans that have not yet been converted to the automated acquired loan accounting system, and the preparation of enhanced quarterly yield analyses. Additional controls and procedures will be implemented during the third quarter of 2012 primarily related to the loans that have been converted to the acquired loan accounting system.

Other than the ongoing implementation of internal control improvements related to the material weakness as described above, no changes in BancShares' internal control over financial reporting were identified as having occurred in the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, BancShares' internal control over financial reporting.

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

Unfavorable economic conditions could continue to adversely affect our business

Our business is highly affected by national, regional and local economic conditions. These conditions cannot be predicted or controlled, and may have a material impact on our operations and financial condition. Unfavorable economic developments over the course of the last three years have resulted in negative effects on the business, risk profile, financial condition and results of operations of financial institutions in the United States including BancShares and FCB. Continued unfavorable economic conditions could weaken the national economy further as well as the economies of specific communities that we serve. Further economic deterioration in our market areas could depress our earnings and have an adverse impact on our financial condition and capital adequacy.

Weakness in real estate markets, exposure to junior liens and the lack of information related to performance of senior lien positions have adversely impacted our business and our results of operations and may continue to do so

Real property collateral values have declined due to continuing weaknesses in real estate sales activity. That risk, coupled with higher delinquencies and losses on various loan products caused by high rates of unemployment and underemployment, has resulted in losses on loans that, while adequately collateralized at the time of origination, are no longer fully secured. Our continuing exposure to under-collateralization is most severe in our non-commercial revolving mortgage loan portfolio.

Because of our conservative underwriting policies and generally stable or increasing collateral values, we have not experienced significant losses resulting from our junior lien positions. As a result, we have not closely monitored performance of senior lien positions held by other financial institutions. However, due to higher default risk resulting from financial strain facing our borrowers and lower collateral values, we are now collecting data to monitor performance of senior lien positions held by other lenders to estimate the probability of default on junior lien positions we hold. Approximately two-thirds of the revolving mortgage portfolio is secured by junior lien positions, and lower real estate values for collateral underlying these loans has, in many cases, caused the outstanding balance of the senior lien to exceed the value of the collateral, resulting in a junior lien loan that is in effect unsecured.

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

Reimbursements under loss share agreements are subject to FDIC oversight and interpretation and contractual term limitations

The FDIC-assisted transactions completed during 2011, 2010 and 2009 include significant protection to FCB from the exposures to prospective losses on certain assets that are covered under loss share agreements with the FDIC. Loans and leases covered under loss share agreements represent 14.9 percent of total loans and leases as of June 30, 2012. The loss share agreements impose certain obligations on us including obligations to mange assets in a manner consistent with prudent business practices and in accordance with the procedures and practices that we customarily use for assets that are not covered by loss share agreements. We are also required to report detailed loan level information and file requests for reimbursement of covered losses and expenses on a quarterly basis. In the event of noncompliance, delay or disallowance of some or all of our rights under those agreements could occur including the denial of reimbursement for losses and related collection costs. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for noncompliance.

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
During March 2012, FCB received communications from the US Small Business Administration (SBA) asserting that the SBA is entitled to receive a share of amounts paid or to be paid by the FDIC to FCB relating to certain specific SBA-guaranteed loans pursuant to the Loss Share Agreement between FCB and the FDIC applicable to Temecula Valley Bank. FCB disputes the validity of the SBA claims and is pursuing administrative relief through the SBA.

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

In June 2012, the Federal Reserve released proposed rules regarding implementation of the Basel III regulatory capital rules for United States banking organizations. The proposed rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the proposed rules include the total phase-out from tier 1 capital of trust preferred securities for all banks, a capital conservation buffer of 2.50 percent above minimum capital ratios, inclusion of accumulated other comprehensive income in Tier 1 Common Equity, inclusion in tier 1 capital of perpetual preferred debt, and an effective floor for Tier 1 common equity of 7.00 percent. If the final rules are adopted in substantially similar form as the proposed rules, the more strenuous capital requirements could potentially limit our ability to execute acquisitions and expand our business.

We encounter significant competition

We compete with other banks and specialized financial service providers in our market areas. Our primary competitors include local, regional and national banks and savings associations, credit unions, commercial finance companies, various wealth management providers, independent and captive insurance agencies, mortgage companies and non-bank providers of financial services. Some of our larger competitors, including banks that have a significant presence in our market areas, have the capacity to offer products and services we do not offer. Some of our competitors operate in a regulatory environment that is less stringent than the one in which we operate, or are not subject to federal and state income taxes. The fierce competitive pressure that we face tends to reduce pricing for many of our products and services to levels that are marginally profitable.

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

Even though we maintain what we believe to be an adequate interest rate risk monitoring system, the forecasts of future net interest income are estimates and may be inaccurate. The shape of the yield curve may change differently than we forecasted, and we cannot accurately predict changes in interest rates or actions by the Federal Open Market Committee that may have a direct impact on market interest rates.

Our current level of balance sheet liquidity may come under pressure

Our deposit base represents our primary source of core funding and thus balance sheet liquidity. We normally have the ability to stimulate core deposit growth through reasonable and effective pricing strategies. However, in circumstances where our ability to generate needed liquidity is impaired, we would need access to noncore funding such as borrowings from the Federal Home Loan Bank and the Federal Reserve, fed funds purchased, and brokered deposits. While we maintain access to noncore funding sources, we are dependent on the availability of collateral, the counterparty’s willingness to lend to us, and their liquidity capacity.

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

We use accounting estimates in the preparation of our financial statements

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. Significant estimates include the allowance for loan and lease losses, the fair values of acquired loans and OREO both at acquisition date and in subsequent periods, and the related receivable from the FDIC for loss share agreements. Due to the uncertainty of the circumstances relating to these estimates, we may experience more adverse outcomes than originally estimated. The allowance for loan and lease losses may need to be significantly increased. The actual losses or expenses on loans or the losses or expenses not covered under the FDIC agreements may differ from the recorded amounts resulting in charges that could materially affect our results of operations.

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

Our access to capital is limited which could impact our future growth

Based on existing capital levels, BancShares and FCB maintain well-capitalized ratios under current leverage and risk-based capital standards including the impact of the acquisitions in 2011, 2010 and 2009. Historically, our primary capital sources have been retained earnings and debt issued through both private and public markets including trust preferred securities and subordinated debt. Beginning January 1, 2013, provisions of the Dodd-Frank Act will eliminate our inclusion in tier 1 risk-based capital of $93.5 million of trust preferred securities remaining after our announced redemption of $150.0 million of trust preferred securities in July 2012 with total elimination on January 1, 2015. The inability to include the trust preferred securities in tier 1 risk-based capital may lead us to redeem a portion or all of the securities prior to their scheduled maturity dates. Since we have not historically raised capital through new issues of our common stock, we seek to replace the tier 1 capital provided by the trust preferred securities in part through acquisition gains arising from FDIC-assisted transactions. A lack of ready access to adequate amounts of tier 1 capital could limit our ability to consummate additional acquisitions, make new loans, meet our existing lending commitments, and could potentially affect our liquidity and capital adequacy.

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

Our recorded goodwill may become impaired

As of June 30, 2012, we had $102.6 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, and the impairment test compares the estimated fair value of a reporting unit with its net book value. We also test goodwill for impairment when certain events occur, such as a significant decline in our expected future cash flows, a significant adverse change in the business climate, or a sustained decline in the price of our common stock. These tests may result in a write-off of goodwill deemed to be impaired, which could have a significant impact on our results of operations, but would not impact our capital ratios since capital ratios are calculated using tangible capital amounts. Although the book value per share of our Class A common stock as of June 30, 2012 was $187.88 compared to a market value of $166.65, we do not believe that this represents a sustained decline in the price of our common stock since, as recently as the first quarter of 2012, our Class A common stock was trading at a price that exceeded the most recently-reported book value per share.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASES OF COMMON STOCK
On June 18, 2012 the Board of Directors (BOD) approved a stock trading plan (“the Plan”) . The Plan provides for the repurchase of up to 100,000 shares of Registrant's Class A common stock and up to 25,000 shares of Registrant's Class B common stock. The shares may be purchased from time to time from July 1, 2012 through June 30, 2013. The BOD's action approving share repurchases does not obligate BancShares to acquire any particular amount of shares, and purchases may be suspended or discontinued at any time. Any shares of stock that are repurchased will be canceled.
The following table provides the shares of Class A common stock repurchased by BancShares during the three months ended June 30, 2012 as well as shares that may be purchased under publicly announced plans.

Period	Total number of shares purchases	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Repurchases from April 1, 2012 through April 30, 2012	—	$—	—	—
Repurchases from May 1, 2012 through May 31, 2012	—	—	—	—
Repurchases from June 1, 2012 through June 30, 2012	—	—	—	—
Total	—	$—	—	100,000
The following table provides the shares of Class B common stock repurchased by BancShares during the three months ended June 30, 2012 as well as shares that may be purchased under publicly announced plans.

Period	Total number of shares purchases	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Repurchases from April 1, 2012 through April 30, 2012	4,487	$187.50	4,487	—
Repurchases from May 1, 2012 through May 31, 2012	—	—	—	—
Repurchases from June 1, 2012 through June 30, 2012	—		—	—
Total	4,487	$187.50	4,487	25,000

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2012		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ KENNETH A. BLACK
Kenneth A. Black
Vice President, Treasurer and Chief Financial Officer