Form 10-Q
period 2012-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2012-11-09
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012
or

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Class A Common Stock—$1 Par Value—8,622,022 shares
Class B Common Stock—$1 Par Value—1,626,937 shares
(Number of shares outstanding, by class, as of November 9, 2012)

Part 1

Item 1.	Financial Statements (Unaudited)

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30* 2012	December 31# 2011	September 30* 2011
	(thousands, except share data)
Assets
Cash and due from banks	$606,107	$590,801	$539,337
Overnight investments	688,196	434,975	410,002
Investment securities available for sale	5,012,041	4,056,423	3,994,825
Investment securities held to maturity	1,459	1,822	1,943
Loans held for sale	78,610	92,539	78,178
Loans and leases:
Covered under loss share agreements	1,897,097	2,362,152	2,557,450
Not covered under loss share agreements	11,455,233	11,581,637	11,603,526
Less allowance for loan and lease losses	276,554	270,144	254,184
Net loans and leases	13,075,776	13,673,645	13,906,792
Premises and equipment	885,757	854,476	847,372
Other real estate owned:
Covered under loss share agreements	116,405	148,599	160,443
Not covered under loss share agreements	45,063	50,399	48,616
Income earned not collected	51,565	42,216	43,886
Receivable from FDIC for loss share agreements	243,893	539,511	607,907
Goodwill	102,625	102,625	102,625
Other intangible assets	4,322	7,032	8,081
Other assets	261,801	286,430	265,337
Total assets	$21,173,620	$20,881,493	$21,015,344
Liabilities
Deposits:
Noninterest-bearing	$4,895,588	$4,331,706	$4,274,945
Interest-bearing	12,997,627	13,245,568	13,388,330
Total deposits	17,893,215	17,577,274	17,663,275
Short-term borrowings	677,773	615,222	600,384
Long-term obligations	472,170	687,599	744,839
Other liabilities	156,338	140,270	135,430
Total liabilities	19,199,496	19,020,365	19,143,928
Shareholders’ Equity
Common stock:
Class A - $1 par value (11,000,000 shares authorized; 8,628,810 shares issued and outstanding at September 30, 2012; 8,644,307 shares issued and outstanding at December 31, 2011; 8,669,439 shares issued and outstanding at September 30, 2011)	8,629	8,644	8,669
Class B - $1 par value (2,000,000 shares authorized; 1,626,937 shares issued and outstanding at September 30, 2012; 1,639,812 shares issued and outstanding at December 31, 2011; 1,639,812 shares issued and outstanding at September 30, 2011)	1,627	1,640	1,640
Surplus	143,766	143,766	143,766
Retained earnings	1,872,088	1,773,652	1,749,868
Accumulated other comprehensive loss	(51,986)	(66,574)	(32,527)
Total shareholders’ equity	1,974,124	1,861,128	1,871,416
Total liabilities and shareholders’ equity	$21,173,620	$20,881,493	$21,015,344

* Unaudited
# Derived from 2011 Annual Report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(thousands, except share and per share data, unaudited)
Interest income
Loans and leases	$226,812	$240,493	$696,813	$705,677
Investment securities:
U. S. Treasury	559	1,707	1,968	7,176
Government agency	3,692	5,162	12,401	15,072
Residential mortgage-backed securities	4,792	2,366	8,883	7,123
Corporate bonds	278	1,971	2,319	6,266
State, county and municipal	6	108	30	133
Other	108	21	301	480
Total investment securities interest and dividend income	9,435	11,335	25,902	36,250
Overnight investments	427	351	1,230	1,056
Total interest income	236,674	252,179	723,945	742,983
Interest expense
Deposits	13,850	24,825	45,369	81,726
Short-term borrowings	1,114	1,470	4,089	4,649
Long-term obligations	6,354	8,697	22,747	28,059
Total interest expense	21,318	34,992	72,205	114,434
Net interest income	215,356	217,187	651,740	628,549
Provision for loan and lease losses	17,623	44,628	78,005	143,024
Net interest income after provision for loan and lease losses	197,733	172,559	573,735	485,525
Noninterest income
Gains on acquisitions	—	86,943	—	150,417
Cardholder and merchant services	24,725	30,801	71,872	88,124
Service charges on deposit accounts	15,549	16,389	45,456	47,957
Wealth management services	14,129	14,011	42,414	41,418
Fees from processing services	9,521	7,883	25,640	22,724
Securities gains (losses)	31	254	(11)	(291)
Other service charges and fees	3,377	6,256	10,392	18,173
Mortgage income	2,335	3,994	7,183	8,839
Insurance commissions	2,568	2,196	7,562	7,010
ATM income	1,263	1,453	3,999	4,413
Adjustment for FDIC receivable for loss share agreements	(16,858)	(18,893)	(57,788)	(43,019)
Other	(4,798)	11,612	(638)	13,363
Total noninterest income	51,842	162,899	156,081	359,128
Noninterest expense
Salaries and wages	76,675	77,877	229,145	229,805
Employee benefits	18,741	17,153	59,548	55,510
Occupancy expense	18,860	18,538	55,467	55,338
Equipment expense	17,983	17,478	54,147	52,384
FDIC insurance expense	2,016	2,768	7,739	13,494
Foreclosure-related expenses	8,667	14,558	29,053	23,793
Other	47,135	55,460	133,106	151,018
Total noninterest expense	190,077	203,832	568,205	581,342
Income before income taxes	59,498	131,626	161,611	263,311
Income taxes	19,974	50,205	49,009	98,830
Net income	$39,524	$81,421	$112,602	$164,481
Average shares outstanding	10,264,159	10,363,964	10,273,082	10,406,833
Net income per share	$3.85	$7.86	$10.96	$15.81
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
First Citizens BancShares, Inc. and Subsidiaries

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(thousands, unaudited)
Net income	$39,524	$81,421	$112,602	$164,481

Other comprehensive income (loss)
Unrealized gains on securities:
Change in unrealized securities gains arising during period	14,783	(2,753)	16,376	5,344
Deferred tax benefit (expense)	(5,949)	1,064	(6,582)	(2,104)
Reclassification adjustment for losses (gains) included in income before income taxes	(31)	(254)	(34)	291
Deferred tax expense (benefit)	12	122	13	(93)
Total change in unrealized gains on securities, net of tax	8,815	(1,821)	9,773	3,438

Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	619	(2,701)	1,838	(78)
Deferred tax benefit (expense)	(244)	1,057	(726)	31
Reclassification adjustment for gains (losses) included in income before income taxes	(769)	(1,030)	(2,294)	(3,961)
Deferred tax benefit (expense)	304	416	906	1,564
Total change in unrecognized loss on cash flow hedges, net of tax	(90)	(2,258)	(276)	(2,444)

Change in pension obligation:
Change in pension obligation	2,788	1,648	8,368	4,944
Deferred tax benefit (expense)	(1,092)	(645)	(3,277)	(1,936)
Total change in pension obligation, net of tax	1,696	1,003	5,091	3,008

Other comprehensive income (loss)	10,421	(3,076)	14,588	4,002

Total comprehensive income	$49,945	$78,345	$127,190	$168,483

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity
First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(thousands, except share data, unaudited)
Balance at December 31, 2010	$8,757	$1,678	$143,766	$1,615,290	$(36,529)	$1,732,962
Comprehensive income:
Net income	—	—	—	164,481	—	164,481
Other comprehensive income, net of tax	—	—	—	—	4,002	4,002
Total comprehensive income						168,483
Repurchase of 87,339 shares of Class A common stock	(88)	—	—	(12,975)	—	(13,063)
Repurchase of 37,688 shares of Class B common stock	—	(38)	—	(7,564)	—	(7,602)
Cash dividends ($0.90 per share)	—	—	—	(9,364)	—	(9,364)
Balance at September 30, 2011	$8,669	$1,640	$143,766	$1,749,868	$(32,527)	$1,871,416
Balance at December 31, 2011	$8,644	$1,640	$143,766	$1,773,652	$(66,574)	$1,861,128
Comprehensive income:
Net income	—	—	—	112,602	—	112,602
Other comprehensive income, net of tax	—	—	—	—	14,588	14,588
Total comprehensive income						127,190
Repurchase of 15,497 shares of Class A common stock	(15)			(2,520)		(2,535)
Repurchase of 12,875 shares of Class B common stock	—	(13)	—	(2,401)	—	(2,414)
Cash dividends ($0.90 per share)	—	—	—	(9,245)	—	(9,245)
Balance at September 30, 2012	$8,629	$1,627	$143,766	$1,872,088	$(51,986)	$1,974,124
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2012	2011
	(thousands, unaudited)
OPERATING ACTIVITIES
Net income	$112,602	$164,481
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	78,005	143,024
Deferred tax expense (benefit)	5,999	(36,243)
Change in current taxes payable	23,051	52,970
Depreciation	50,685	48,883
Change in accrued interest payable	(12,574)	(14,851)
Change in income earned not collected	(9,349)	46,753
Gains on acquisitions	—	(150,417)
Securities losses	11	291
Origination of loans held for sale	(415,527)	(333,860)
Proceeds from sale of loans	433,489	350,855
Gain on sale of loans	(4,033)	(6,240)
Loss on sale of other real estate	1,757	4,410
Net accretion of premiums and discounts	(177,456)	(126,315)
FDIC receivable for loss share agreements	71,755	71,045
Net change in other assets	55,930	125,391
Net change in other liabilities	5,316	696
Net cash provided by operating activities	219,661	340,873
INVESTING ACTIVITIES
Net change in loans outstanding	592,015	310,218
Purchases of investment securities available for sale	(4,241,879)	(2,260,736)
Proceeds from maturities of investment securities held to maturity	363	588
Proceeds from maturities of investment securities available for sale	3,293,188	2,848,385
Proceeds from sales of investment securities available for sale	56	242,023
Net change in overnight investments	(253,221)	(11,612)
Cash received from the FDIC for loss share agreements	223,863	239,800
Proceeds from sale of other real estate	114,357	57,083
Additions to premises and equipment	(73,616)	(53,510)
Net cash received from acquisitions	—	1,150,879
Net cash (used) provided by investing activities	(344,874)	2,523,118
FINANCING ACTIVITIES
Net change in time deposits	(756,798)	(1,517,600)
Net change in demand and other interest-bearing deposits	1,072,739	(665,750)
Net change in short-term borrowings	62,551	(298,278)
Repayment of long-term obligations	(223,779)	(273,175)
Repurchase of common stock	(4,949)	(20,665)
Cash dividends paid	(9,245)	(9,364)
Net cash provided (used) by financing activities	140,519	(2,784,832)
Change in cash and due from banks	15,306	79,159
Cash and due from banks at beginning of period	590,801	460,178
Cash and due from banks at end of period	$606,107	$539,337
CASH PAYMENTS FOR:
Interest	$84,779	$129,285
Income taxes	35,208	45,825
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized securities gains	$16,342	$5,635
Change in fair value of cash flow hedge	(456)	(4,039)
Change in pension obligation	8,368	1,072
Transfers of loans to other real estate	117,363	122,471
Acquisitions:
Assets acquired	—	2,934,464
Liabilities assumed	—	2,784,047
Net assets acquired	—	150,417

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
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in BancShares’ 2011 Form 10-K. Certain amounts for prior periods have been reclassified to conform with statement presentations for 2012. The reclassifications have no effect on shareholders’ equity or net income as previously reported. Fair values assigned to acquired assets are subject to refinement for one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. There were no adjustments to previously reported acquisition gains during the third quarter of 2012.
Effective April 1, 2012, BancShares elected to change the threshold above which impaired loans not considered to be troubled debt restructurings are individually evaluated for impairment. Previously, impaired loans greater than $1,000 were subject to an individual impairment analysis; effective in the second quarter of 2012, impaired loans greater than $500 were subject to such an analysis. The threshold for analysis is applied to the total lending relationship to determine the loans to be evaluated. Application of the new method resulted in a reduction in the allowance for loan and lease losses of $2,615 at June 30, 2012.
Long-Term Obligations
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
Recently Adopted Accounting Policies and Other Regulatory Issues
In May 2011, the Financial Accounting Standards Board (FASB) issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). ASU 2011-04 creates a uniform framework for applying fair value measurement principles for companies around the world. It eliminates differences between GAAP and International Financial Reporting Standards issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative disclosures of transfers between level 1 and level 2 and the reasons for those transfers; quantitative information about the significant unobservable inputs used for level 3 measurements; a qualitative discussion about the sensitivity of recurring level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company’s valuation processes. The updates in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011, and all amendments are to be applied prospectively with any changes in measurements recognized in income in the period of adoption. The provisions of this update have affected BancShares' financial statement disclosures but had no impact on BancShares' financial condition, results of operations or liquidity.

In June 2011, the FASB issued Comprehensive Income: Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 allows financial statement issuers to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, in December 2011, the FASB issued Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12) which deferred the portion of ASU 2011-05 that relates to the presentation of reclassification adjustments. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity, which is the presentation method previously utilized by BancShares. The updates in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and have been applied retrospectively. The provisions of these updates have affected BancShares' financial statement format but had no impact on BancShares' financial condition, results of operations or liquidity.
In September 2011, the FASB issued Intangibles - Goodwill and Other Intangible Assets: Testing Goodwill for Impairment (ASU 2011-08), which allows an entity the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that is it more likely than not that the fair value of a reporting unit is less than its carrying amount. Under ASU 2011-08, if, after that assessment is made, an entity determines that it is more likely than not that the carrying value of goodwill is not impaired, then the two-step impairment test is not required. However, if the entity concludes otherwise, the two-step impairment test is required. The provisions of ASU 2011-08 are effective for interim and annual periods beginning after December 15, 2011, although early adoption was allowed. Adoption of ASU 2011-08 has had no material impact on BancShares' financial condition, results of operations or liquidity.
In September 2012, the FASB's Emerging Issues Task Force (EITF) ratified EITF issued EITF Issue No. 12-C Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as the Result of a Government-Assisted Acquisition of a Financial Institution (Issue 12-C). Issue 12-C requires that any indemnification asset resulting from a government-assisted transaction be subsequently measured on the same basis as the underlying loans by using the contractual limitations of the related loss share agreement. Issue 12-C is to be applied prospectively to new and earlier transactions, including the FDIC-assisted transactions involving BancShares. Issue 12-C is effective for periods ending after December 15, 2012, with early adoption permitted. BancShares adopted the provisions of Issue 12-C effective September 30, 2012 with no material impact on BancShares' financial condition, results of operations or liquidity.

Note B
Investments
The aggregate values of investment securities at September 30, 2012, December 31, 2011, and September 30, 2011 along with unrealized gains and losses determined on an individual security basis are as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
September 30, 2012
U. S. Treasury	$872,411	$409	$30	$872,790
Government agency	2,656,974	3,851	78	2,660,747
Corporate bonds	50,826	243	—	51,069
Residential mortgage-backed securities	1,387,482	20,622	333	1,407,771
Equity securities	841	18,215	—	19,056
State, county and municipal	601	7	—	608
Total investment securities available for sale	$4,969,135	$43,347	$441	$5,012,041
December 31, 2011
U. S. Treasury	$887,041	$808	$30	$887,819
Government agency	2,591,974	1,747	1,512	2,592,209
Corporate bonds	250,476	2,344	—	252,820
Residential mortgage-backed securities	298,402	9,165	346	307,221
Equity securities	939	14,374	—	15,313
State, county and municipal	1,026	16	1	1,041
Total investment securities available for sale	$4,029,858	$28,454	$1,889	$4,056,423
September 30, 2011
U. S. Treasury	$986,507	$1,427	$—	$987,934
Government agency	2,261,000	2,344	2,435	2,260,909
Corporate bonds	401,048	3,595	—	404,643
Residential mortgage-backed securities	315,474	8,916	198	324,192
Equity securities	939	15,165	—	16,104
State, county and municipal	1,027	16	—	1,043
Total investment securities available for sale	$3,965,995	$31,463	$2,633	$3,994,825
Investment securities held to maturity
September 30, 2012
Residential mortgage-backed securities	$1,459	$151	$27	$1,583
December 31, 2011
Residential mortgage-backed securities	$1,822	$184	$26	$1,980
September 30, 2011
Residential mortgage-backed securities	$1,943	$191	$26	$2,108

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

	September 30, 2012		December 31, 2011		September 30, 2011
	Cost	Fair value	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Maturing in:
One year or less	$2,206,157	$2,207,677	$3,238,657	$3,241,415	$3,398,267	$3,401,530
One through five years	2,017,195	2,024,213	548,459	549,351	289,046	291,064
Five through 10 years	339,863	344,270	90,605	91,087	106,329	106,901
Over 10 years	405,079	416,825	151,198	159,257	171,414	179,226
Equity securities	841	19,056	939	15,313	939	16,104
Total investment securities available for sale	$4,969,135	$5,012,041	$4,029,858	$4,056,423	$3,965,995	$3,994,825
Investment securities held to maturity
Maturing in:
One through five years	$1,354	$1,440	$12	$11	$13	$12
Five through 10 years	19	11	1,699	1,820	1,816	1,940
Over 10 years	86	132	111	149	114	156
Total investment securities held to maturity	$1,459	$1,583	$1,822	$1,980	$1,943	$2,108
For each period presented, securities gains (losses) include the following:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Gross gains on sales of investment securities available for sale	$31	$375	$36	$531
Gross losses on sales of investment securities available for sale	—	(95)	(2)	(796)
Other than temporary impairment loss on equity securities	—	(26)	(45)	(26)
Total securities gains (losses)	$31	$254	$(11)	$(291)

The following table provides information regarding securities with unrealized losses as of September 30, 2012, December 31, 2011, and September 30, 2011:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
Investment securities available for sale:
U. S. Treasury	$195,444	$30	$—	$—	$195,444	$30
Government agency	135,927	78	502	—	136,429	78
Residential mortgage-backed securities	53,526	284	5,280	49	58,806	333
Total	$384,897	$392	$5,782	$49	$390,679	$441
Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$18	$27	$18	$27
December 31, 2011
Investment securities available for sale:
U. S. Treasury	151,269	30	—	—	151,269	30
Government agency	1,336,763	1,512	—	—	1,336,763	1,512
Residential mortgage-backed securities	59,458	304	1,380	42	60,838	346
State, county and municipal	—	—	10	1	10	1
Total	$1,547,490	$1,846	$1,390	$43	$1,548,880	$1,889
Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$21	$26	$21	$26
September 30, 2011
Investment securities available for sale:
Government agency	$1,051,017	$2,435	—	$—	$1,051,017	$2,435
Residential mortgage-backed securities	25,390	148	1,675	50	27,065	198
State, county and municipal	—	—	425	—	425	—
Total	$1,076,407	$2,583	$2,100	$50	$1,078,507	$2,633
Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$22	$26	$22	$26
Investment securities with an aggregate fair value of $5,800 have had continuous unrealized losses for more than 12 months as of September 30, 2012, with an aggregate unrealized loss of $76. These 24 investments include residential mortgage-backed and government agency securities. None of the unrealized losses identified as of September 30, 2012, December 31, 2011, or September 30, 2011, relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.

Investment securities having an aggregate carrying value of $2,475,195 at September 30, 2012, $2,588,704 at December 31, 2011 and $2,563,412 at September 30, 2011 were pledged as collateral to secure public funds on deposit to secure certain short-term borrowings and for other purposes as required by law.

Note C
Loans and Leases
Loans and leases outstanding include the following as of the dates indicated:

	September 30, 2012	December 31, 2011	September 30, 2011
Covered loans	$1,897,097	$2,362,152	$2,557,450
Noncovered loans and leases:
Commercial:
Construction and land development	319,743	381,163	416,719
Commercial mortgage	5,171,964	5,104,993	4,996,036
Other commercial real estate	158,767	144,771	144,538
Commercial and industrial	1,740,435	1,764,407	1,797,581
Lease financing	321,908	312,869	304,039
Other	131,755	158,369	158,782
Total commercial loans	7,844,572	7,866,572	7,817,695
Non-commercial:
Residential mortgage	814,877	784,118	816,738
Revolving mortgage	2,244,459	2,296,306	2,302,482
Construction and land development	132,352	137,271	139,185
Consumer	418,973	497,370	527,426
Total non-commercial loans	3,610,661	3,715,065	3,785,831
Total noncovered loans and leases	11,455,233	11,581,637	11,603,526
Total loans and leases	$13,352,330	$13,943,789	$14,160,976

	September 30, 2012			December 31, 2011			September 30, 2011
	Impaired at acquisition date	All other covered loans	Total	Impaired at acquisition date	All other covered loans	Total	Impaired at acquisition date	All other covered loans	Total
Covered loans:
Commercial:
Construction and land development	$72,873	$185,515	$258,388	$117,603	$221,270	$338,873	$172,309	$233,349	$405,658
Commercial mortgage	103,219	1,005,829	1,109,048	138,465	1,122,124	1,260,589	125,379	1,184,704	1,310,083
Other commercial real estate	29,769	84,185	113,954	33,370	125,024	158,394	40,514	118,493	159,007
Commercial and industrial	8,767	51,020	59,787	27,802	85,640	113,442	30,611	106,642	137,253
Lease financing	—	—	—	—	57	57	—	162	162
Other	—	1,305	1,305	—	1,330	1,330	—	1,473	1,473
Total commercial loans	214,628	1,327,854	1,542,482	317,240	1,555,445	1,872,685	368,813	1,644,823	2,013,636
Non-commercial:
Residential mortgage	48,245	240,915	289,160	46,130	281,438	327,568	45,384	335,021	380,405
Revolving mortgage	8,787	28,493	37,280	15,350	36,202	51,552	9,939	29,770	39,709
Construction and land development	19,008	7,400	26,408	78,108	27,428	105,536	74,414	40,712	115,126
Consumer	56	1,711	1,767	1,477	3,334	4,811	1,155	7,419	8,574
Total non-commercial loans	76,096	278,519	354,615	141,065	348,402	489,467	130,892	412,922	543,814
Total covered loans	$290,724	$1,606,373	$1,897,097	$458,305	$1,903,847	$2,362,152	$499,705	$2,057,745	$2,557,450

At September 30, 2012, $2,493,677 in noncovered loans were pledged to secure debt obligations, compared to $2,492,644 at December 31, 2011, and $2,346,113 at September 30, 2011.

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
Commercial loans and leases
Each commercial loan or lease is centrally underwritten based primarily upon the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. A complete understanding of the borrower’s businesses, including the experience and background of the principals, is obtained prior to approval. To the extent that the loan or lease is secured by collateral, which is true for the majority of commercial loans and leases, the likely value of the collateral and what level of strength the collateral brings to the transaction is evaluated. To the extent that the principals or other parties provide personal guarantees, the relative financial strength and liquidity of each guarantor is assessed. Common risks to each class of commercial loans include general economic conditions within the markets BancShares serves, as well as risks that are specific to each transaction including demand for products and services, personal events such as disability or change in marital status, and reductions in the value of collateral. Due to the concentration of loans in the medical, dental, and related fields, BancShares is susceptible to risks that legislative and governmental actions will fundamentally alter the economic structure of the medical care industry in the United States.
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
Commercial mortgage, commercial and industrial, and lease financing
Commercial mortgage, commercial and industrial loans, and lease financing are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination, resulting in cash flow sufficient to service the debt. To the extent that a customer’s business results are significantly unfavorable versus the original projections, the ability for the loan to be serviced on a basis consistent with the contractual terms may be at risk. While these loans and leases are generally secured by real property, personal property, or business assets such as inventory or accounts receivable, it is possible that the liquidation of the collateral will not fully satisfy the obligation.
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

Revolving mortgage
Revolving mortgage loans are often secured by second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render a second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies, disputes with first lienholders, and uncertainty regarding the customer's performance with respect to the first lien that may further weaken the collateral position. Further, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination.
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
Doubtful – An asset classified as doubtful has all the weaknesses inherent in an asset classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions, and values.
Loss – Assets classified as loss are considered uncollectible and of such little value that it is inappropriate to be carried as an asset. This classification is not necessarily equivalent to no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be effected in the future.
Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of noncovered, ungraded loans at September 30, 2012, relate to business credit cards and tobacco buyout loans classified as commercial and industrial loans. Business credit card loans with an outstanding balance of $78,535 at September 30, 2012, are subject to automatic charge off when they become 120 days past due in the same manner as unsecured consumer lines of credit. Tobacco buyout loans with an outstanding balance of $42,601 at September 30, 2012, are secured by assignments of receivables made pursuant to the Fair and Equitable Tobacco Reform Act of 2004. The credit risk associated with these loans is considered low as the payments that began in 2005 and continue through 2014 are to be made by the Commodity Credit Corporation which is part of the United States Department of Agriculture.
The credit quality indicators for noncovered, non-commercial loans are based on the delinquency status of the borrower. As the borrower becomes more delinquent, the likelihood of loss increases.
The composition of the loans and leases outstanding at September 30, 2012, and December 31, 2011, and September 30, 2011, by credit quality indicator is provided below:

	Commercial noncovered loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total commercial noncovered loans and leases
September 30, 2012
Pass	$283,804	$4,846,921	$148,075	$1,567,505	$317,545	$130,768	$7,294,618
Special mention	8,953	169,041	3,989	19,694	1,851	251	203,779
Substandard	25,722	141,461	6,317	23,049	1,827	730	199,106
Doubtful	940	12,078	98	2,553	583	—	16,252
Ungraded	324	2,463	288	127,634	102	6	130,817
Total	$319,743	$5,171,964	$158,767	$1,740,435	$321,908	$131,755	$7,844,572
December 31, 2011
Pass	$332,742	$4,749,254	$130,586	$1,556,651	$306,225	$157,089	$7,232,547
Special mention	18,973	220,235	5,821	36,951	4,537	1,271	287,788
Substandard	28,793	129,391	7,794	28,240	2,107	—	196,325
Doubtful	17	1,164	377	643	—	—	2,201
Ungraded	638	4,949	193	141,922	—	9	147,711
Total	$381,163	$5,104,993	$144,771	$1,764,407	$312,869	$158,369	$7,866,572
September 30, 2011
Pass	$371,906	$4,632,698	$130,591	$1,585,106	$296,420	$157,742	$7,174,463
Special mention	18,431	232,537	8,672	38,844	4,765	1,020	304,269
Substandard	26,249	123,968	4,629	27,700	2,854	—	185,400
Doubtful	133	4,307	401	270	—	—	5,111
Ungraded	—	2,526	245	145,661	—	20	148,452
Total	$416,719	$4,996,036	$144,538	$1,797,581	$304,039	$158,782	$7,817,695

	Non-commercial noncovered loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non-commercial noncovered loans
September 30, 2012
Current	$780,440	$2,223,765	$128,557	$414,392	$3,547,154
30-59 days past due	16,281	12,894	2,588	2,508	34,271
60-89 days past due	6,635	4,033	127	959	11,754
90 days or greater past due	11,521	3,767	1,080	1,114	17,482
Total	$814,877	$2,244,459	$132,352	$418,973	$3,610,661
December 31, 2011
Current	$757,113	$2,286,511	$135,774	491,142	$3,670,540
30-59 days past due	11,790	3,437	798	3,514	19,539
60-89 days past due	2,686	2,042	127	1,271	6,126
90 days or greater past due	12,529	4,316	572	1,443	18,860
Total	$784,118	$2,296,306	$137,271	$497,370	$3,715,065
September 30, 2011
Current	$795,578	$2,291,490	$134,467	$522,155	$3,743,690
30-59 days past due	2,303	3,987	4,204	2,369	12,863
60-89 days past due	3,022	924	—	1,361	5,307
90 days or greater past due	15,835	6,081	514	1,541	23,971
Total	$816,738	$2,302,482	$139,185	$527,426	$3,785,831

	Covered loans
Grade:	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Residential mortgage	Revolving mortgage	Construction and land development non-commercial	Consumer and other	Total covered loans
September 30, 2012
Pass	$25,234	$394,945	$37,879	$26,896	$—	$172,162	$28,125	$1,458	$1,901	$688,600
Special mention	76,849	306,106	17,040	13,976	—	15,169	1,993	1,160	135	432,428
Substandard	64,741	341,185	48,635	11,100	—	69,510	7,162	17,675	23	560,031
Doubtful	88,612	65,920	10,400	7,728	—	10,137	—	6,115	253	189,165
Ungraded	2,952	892	—	87	—	22,182	—	—	760	26,873
Total	$258,388	$1,109,048	$113,954	$59,787	$—	$289,160	$37,280	$26,408	$3,072	$1,897,097
December 31, 2011
Pass	$29,321	$397,526	$49,259	$36,409	$57	$189,794	$34,164	$4,958	$2,393	$743,881
Special mention	92,758	348,482	33,754	32,257	—	25,464	3,566	13,394	942	550,617
Substandard	125,158	427,996	58,351	21,914	—	70,582	9,863	72,349	1,096	787,309
Doubtful	87,936	84,871	17,030	22,862	—	13,833	3,959	14,835	982	246,308
Ungraded	3,700	1,714	—	—	—	27,895	—	—	728	34,037
Total	$338,873	$1,260,589	$158,394	$113,442	$57	$327,568	$51,552	$105,536	$6,141	$2,362,152
September 30, 2011
Pass	$43,851	$486,673	$48,460	$46,898	$162	$226,160	$15,547	$7,791	$4,147	$879,689
Special mention	97,960	342,876	24,951	34,894	—	25,686	316	23,955	577	551,215
Substandard	134,126	395,806	55,083	31,213	—	68,289	6,930	60,957	797	753,201
Doubtful	125,766	81,984	30,513	24,248	—	11,129	1,690	22,422	1,122	298,874
Ungraded	3,955	2,744	—	—	—	49,141	15,226	1	3,404	74,471
Total	$405,658	$1,310,083	$159,007	$137,253	$162	$380,405	$39,709	$115,126	$10,047	$2,557,450

The aging of the outstanding loans and leases, by class, at September 30, 2012, December 31, 2011, and September 30, 2011, (excluding loans and leases acquired with deteriorated credit quality) is provided in the table below. The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current due to various grace periods that allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
September 30, 2012
Noncovered loans and leases:
Construction and land development - commercial	$340	$235	$7,685	$8,260	$311,483	$319,743
Commercial mortgage	19,329	10,223	15,021	44,573	5,127,391	5,171,964
Other commercial real estate	783	—	1,049	1,832	156,935	158,767
Commercial and industrial	6,734	965	1,826	9,525	1,730,910	1,740,435
Lease financing	947	153	514	1,614	320,294	321,908
Other	—	—	—	—	131,755	131,755
Residential mortgage	16,281	6,635	11,521	34,437	780,440	814,877
Revolving mortgage	12,894	4,033	3,767	20,694	2,223,765	2,244,459
Construction and land development - non-commercial	2,588	127	1,080	3,795	128,557	132,352
Consumer	2,508	959	1,114	4,581	414,392	418,973
Total noncovered loans and leases	$62,404	$23,330	$43,577	$129,311	$11,325,922	$11,455,233
December 31, 2011
Noncovered loans and leases:
Construction and land development - commercial	$2,623	$1,494	$2,177	$6,294	$374,869	$381,163
Commercial mortgage	18,308	4,438	15,626	38,372	5,066,621	5,104,993
Other commercial real estate	657	147	561	1,365	143,406	144,771
Commercial and industrial	5,235	1,230	1,438	7,903	1,756,504	1,764,407
Lease financing	637	212	620	1,469	311,400	312,869
Other	—	—	—	—	158,369	158,369
Residential mortgage	11,790	2,686	12,529	27,005	757,113	784,118
Revolving mortgage	3,437	2,042	4,316	9,795	2,286,511	2,296,306
Construction and land development - non-commercial	798	127	572	1,497	135,774	137,271
Consumer	3,514	1,271	1,443	6,228	491,142	497,370
Total noncovered loans and leases	$46,999	$13,647	$39,282	$99,928	$11,481,709	$11,581,637
September 30, 2011
Noncovered loans and leases:
Construction and land development - commercial	$1,506	$131	$2,089	$3,726	$412,993	$416,719
Commercial mortgage	13,381	3,765	16,838	33,984	4,962,052	4,996,036
Other commercial real estate	93	—	965	1,058	143,480	144,538
Commercial and industrial	1,417	1,092	1,548	4,057	1,793,524	1,797,581
Lease financing	879	180	96	1,155	302,884	304,039
Other	18	—	—	18	158,764	158,782
Residential mortgage	2,303	3,022	15,835	21,160	795,578	816,738
Revolving mortgage	3,987	924	6,081	10,992	2,291,490	2,302,482
Construction and land development - non-commercial	4,204	—	514	4,718	134,467	139,185
Consumer	2,369	1,361	1,541	5,271	522,155	527,426
Total noncovered loans and leases	$30,157	$10,475	$45,507	$86,139	$11,517,387	$11,603,526

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at September 30, 2012, December 31, 2011, and September 30, 2011, (excluding loans and leases acquired with deteriorated credit quality) are as follows:

	September 30, 2012		December 31, 2011		September 30, 2011
	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Noncovered loans and leases:
Construction and land development - commercial	$7,930	$268	$15,102	$313	$18,569	$418
Commercial mortgage	44,784	3,601	23,748	3,107	25,993	2,390
Commercial and industrial	9,480	361	1,864	320	1,792	380
Lease financing	627	—	200	554	83	17
Other commercial real estate	298	951	1,170	—	1,217	—
Construction and land development - non-commercial	741	338	—	572	—	514
Residential mortgage	11,350	3,701	10,657	4,227	11,949	6,604
Revolving mortgage	—	3,760	—	4,306	—	6,066
Consumer	45	1,091	—	1,441	—	1,498
Total noncovered loans and leases	$75,255	$14,071	$52,741	$14,840	$59,603	$17,887
Acquired Loans
The following table provides changes in the carrying value of acquired loans impaired at acquisition date and all other acquired loans during the nine months ended September 30, 2012 and 2011:

	2012		2011
	Impaired at acquisition date	All other acquired loans	Impaired as acquisition date	All other acquired loans
Balance, January 1	$458,305	$1,903,847	$330,705	$1,676,747
Fair value of acquired loans covered by loss share agreements	—	—	303,713	777,800
Reductions for repayments, foreclosures and changes in carrying value, net of accretion	(167,581)	(297,474)	(134,713)	(396,802)
Balance, September 30	$290,724	$1,606,373	$499,705	$2,057,745
Outstanding principal balance at September 30	$1,077,975	$2,253,660	$1,943,770	$2,705,324

Analyses of the timing and amounts of cash flows were prepared at the acquisition dates for all acquired loans deemed impaired at acquisition (except loans acquired in the Venture Bank (VB) and Temecula Valley Bank (TVB) transactions), and those analyses are used to determine the amount of accretable yield recognized on those loans. Subsequent changes in cash flow estimates result in changes to the amount of accretable yield to be recognized. The timing of cash flows for nonperforming loans acquired in the VB and TVB transactions were not estimated due to relative unfamiliarity with the markets in which the collateral was located, inexperience with the type of borrowers, and general uncertainty of the time required for disposition of the assets. These factors were alleviated to a large degree in later transactions where prior experience provided the ability to make reasonable estimates as to the timing of future cash flows.

The carrying value of loans on the cost recovery method was $66,087 at September 30, 2012, $200,819 at December 31, 2011, and $298,071 at September 30, 2011. Prior to the third quarter of 2012, the cost recovery method was being applied to nonperforming loans acquired from the TVB and VB transactions unless cash flow estimates in periods following acquisition indicated subsequent improvement that would lead to the recognition of accretable yield. During the third quarter of 2012, loans acquired in the TVB and VB transactions were installed on an automated acquired loan accounting system that estimated cash flows for all loans, resulting in a $65,615 reduction in loans accounted for under the cost recovery method. The cost recovery method continues to be applied to loans when the timing of the cash flows is no longer reasonably estimable due to subsequent nonperformance by the borrower or uncertainty in the ultimate disposition of the asset.
The following table documents changes to the amount of accretable yield for the first nine months of 2012 and 2011. For acquired loans, improved cash flow estimates and receipt of unscheduled loan payments result in the reclassification of nonaccretable difference to accretable yield. During 2012, the improved ability to estimate cash flows due to expanded use of an acquired loan accounting system also contributed to significant increases in accretable yield. Accretable yield resulting from the improved ability to estimate future cash flows generally does not represent amounts previously identified as nonaccretable difference.

	2012	2011
Balance, January 1	$276,690	$164,586
Additions	—	79,526
Accretion	(193,438)	(192,556)
Reclassifications from nonaccretable difference	292,773	128,535
Changes in expected cash flows that do not affect nonaccretable difference	206,101	—
Disposals	—	—
Balance, September 30	$582,126	$180,091

Note D
Allowance for Loan and Lease Losses
Activity in the allowance for loan and lease losses, ending balances of loans and leases and related allowance by class of loans is summarized as follows:

	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Other	Residential Mortgage	Revolving Mortgage	Construction and Land Development - Non- commercial	Consumer	Non- specific	Total
Noncovered Loans
Allowance for loan and lease losses:
Nine months ended September 30, 2012
Balance at January 1	$5,467	$67,486	$2,169	$23,723	$3,288	$1,315	$8,879	$27,045	$1,427	$25,962	$14,122	$180,883
Charge-offs	(9,504)	(5,448)	(254)	(3,766)	(335)	(28)	(3,381)	(7,885)	(914)	(7,590)	—	(39,105)
Recoveries	370	1,230	6	616	75	4	433	501	168	1,366	—	4,769
Provision	10,134	6,839	318	4,392	419	(115)	1,255	6,726	1,441	6,944	1,147	39,500
Balance at September 30	$6,467	$70,107	$2,239	$24,965	$3,447	$1,176	$7,186	$26,387	$2,122	$26,682	$15,269	$186,047
Nine months ended September 30, 2011
Balance at January 1	$10,512	$64,772	$2,200	$24,089	$3,384	$1,473	$7,009	$18,016	$1,751	$29,448	$13,863	$176,517
Charge-offs	(6,977)	(3,810)	—	(4,659)	(341)	(43)	(4,026)	(10,454)	(1,432)	(9,417)	—	(41,159)
Recoveries	153	914	17	826	100	2	835	530	173	1,272	—	4,822
Provision	1,478	6,081	(56)	3,818	112	(149)	5,192	17,525	934	4,036	(17)	38,954
Balance at September 30	$5,166	$67,957	$2,161	$24,074	$3,255	$1,283	$9,010	$25,617	$1,426	$25,339	$13,846	$179,134
Three months ended September 30, 2012
Balance at July 1	$5,056	$70,966	$2,413	$24,915	$3,515	$1,183	$7,639	$26,700	$1,815	$24,988	$15,942	$185,132
Charge-offs	(283)	(1,428)	—	(720)	—	—	(1,090)	(1,613)	(239)	(2,307)	—	(7,680)
Recoveries	101	222	6	179	27	—	121	87	16	439	—	1,198
Provision	1,593	347	(180)	591	(95)	(7)	516	1,213	530	3,562	(673)	7,397
Balance at September 30	$6,467	$70,107	$2,239	$24,965	$3,447	$1,176	$7,186	$26,387	$2,122	$26,682	$15,269	$186,047
Three months ended September 30, 2011
Balance at July 1	$9,692	$67,123	$2,268	$24,918	$3,358	$1,351	$7,404	$22,020	$1,324	$27,079	$14,078	$180,615
Charge-offs	(6,213)	(1,184)	—	(1,010)	(77)	(6)	(1,624)	(3,686)	(358)	(2,901)	—	(17,059)
Recoveries	74	211	6	236	52	1	44	184	12	447	—	1,267
Provision	1,613	1,807	(113)	(70)	(78)	(63)	3,186	7,099	448	714	(232)	14,311
Balance at September 30	$5,166	$67,957	$2,161	$24,074	$3,255	$1,283	$9,010	$25,617	$1,426	$25,339	$13,846	$179,134

	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Other	Residential Mortgage	Revolving Mortgage	Construction and Land Development - Non- commercial	Consumer	Non- specific	Total
Allowance for loan and lease losses:
September 30, 2012
ALLL for loans and leases individually evaluated for impairment	$2,977	$10,471	$292	$1,888	$202	$59	$984	$1	$298	$78	$—	$17,250
ALLL for loans and leases collectively evaluated for impairment	3,490	59,636	1,947	23,077	3,245	1,117	6,202	26,386	1,824	26,604	—	153,528
Non-specific ALLL	—	—	—	—	—	—	—	—	—	—	15,269	15,269
Total allowance for loan and lease losses	$6,467	$70,107	$2,239	$24,965	$3,447	$1,176	$7,186	$26,387	$2,122	$26,682	$15,269	$186,047
December 31, 2011
ALLL for loans and leases individually evaluated for impairment	$1,139	$5,266	$283	$640	$17	$14	$411	$—	$145	$47	$—	$7,962
ALLL for loans and leases collectively evaluated for impairment	4,328	62,220	1,886	23,083	3,271	1,301	8,468	27,045	1,282	25,915	—	158,799
Non-specific ALLL	—	—	—	—	—	—	—	—	—	—	14,122	14,122
Total allowance for loan and lease losses	$5,467	$67,486	$2,169	$23,723	$3,288	$1,315	$8,879	$27,045	$1,427	$25,962	$14,122	$180,883
September 30, 2011
ALLL for loans and leases individually evaluated for impairment	$310	$4,641	$43	$433	$25	$—	$1,025	$—	$92	$45	$—	$6,614
ALLL for loans and leases collectively evaluated for impairment	4,856	63,316	2,118	23,641	3,230	1,283	7,985	25,617	1,334	25,294	—	158,674
Non-specific ALLL	—	—	—	—	—	—	—	—	—	—	13,846	13,846
Total allowance for loan and lease losses	$5,166	$67,957	$2,161	$24,074	$3,255	$1,283	$9,010	$25,617	$1,426	$25,339	$13,846	$179,134

Loans and leases:
September 30, 2012
Loans and leases individually evaluated for impairment	$24,175	$118,928	$3,309	$18,333	$745	$730	$17,533	$3,593	$3,012	$1,140	$—	$191,498
Loans and leases collectively evaluated for impairment	295,568	5,053,036	155,458	1,722,102	321,163	131,025	797,344	2,240,866	129,340	417,833	—	11,263,735
Total loan and leases	$319,743	$5,171,964	$158,767	$1,740,435	$321,908	$131,755	$814,877	$2,244,459	$132,352	$418,973	$—	$11,455,233
December 31, 2011
Loans and leases individually evaluated for impairment	$26,782	$92,872	$5,686	$15,996	$328	$193	$9,776	$—	$3,676	$992	$—	$156,301
Loans and leases collectively evaluated for impairment	354,381	5,012,121	139,085	1,748,411	312,541	158,176	774,342	2,296,306	133,595	496,378	—	11,425,336
Total loan and leases	$381,163	$5,104,993	$144,771	$1,764,407	$312,869	$158,369	$784,118	$2,296,306	$137,271	$497,370	$—	$11,581,637
September 30, 2011
Loans and leases individually evaluated for impairment	$22,001	$66,588	$580	$14,222	$339	$—	$12,033	$—	$2,844	$992	$—	$119,599
Loans and leases collectively evaluated for impairment	394,718	4,929,448	143,958	1,783,359	303,700	158,782	804,705	2,302,482	136,341	526,434	—	11,483,927
Total loan and leases	$416,719	$4,996,036	$144,538	$1,797,581	$304,039	$158,782	$816,738	$2,302,482	$139,185	$527,426	$—	$11,603,526

	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Residential Mortgage	Revolving Mortgage	Construction and Land Development - Non-commercial	Consumer and Other	Total
Covered Loans
Allowance for loan and lease losses (1):
Nine months ended September 30, 2012
Balance at January 1	$16,693	$39,557	$16,862	$5,500	$13	$5,433	$77	$4,652	$474	$89,261
Charge-offs	(6,460)	(18,398)	(831)	(7,916)	—	(3,431)	—	(301)	(66)	(37,403)
Recoveries	—	—	—	—	—	142	—	—	—	142
Provision	7,502	19,985	(11,477)	6,125	(13)	7,366	5,417	2,577	1,025	38,507
Balance at September 30	$17,735	$41,144	$4,554	$3,709	$—	$9,510	$5,494	$6,928	$1,433	$90,507
Nine months ended September 30, 2011
Balance at January 1	$20,654	$13,199	$4,148	$6,828	$—	$113	$676	$5,607	$23	$51,248
Charge-offs	(20,711)	(32,735)	(14,160)	(3,067)	—	(4,143)	—	(6,078)	(89)	(80,983)
Recoveries	57	75	477	12	—	94	—	—	—	715
Provision	17,032	49,493	21,955	3,162	1	8,108	(544)	4,741	122	104,070
Balance at September 30	$17,032	$30,032	$12,420	$6,935	$1	$4,172	$132	$4,270	$56	$75,050
Three months ended September 30, 2012
Balance at July 1	15,983	35,991	9,194	14,724	—	5,575	2,548	3,780	2	$87,797
Charge-offs	(1,434)	(3,006)	(34)	(1,901)	—	(819)	—	(292)	(30)	(7,516)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision	3,186	8,159	(4,606)	(9,114)	—	4,754	2,946	3,440	1,461	10,226
Balance at September 30	$17,735	$41,144	$4,554	$3,709	$—	$9,510	$5,494	$6,928	$1,433	$90,507
Three months ended September 30, 2011
Balance at July 1	$24,234	$22,093	$12,841	$1,872	$—	$3,653	$10	$4,720	$12	$69,435
Charge-offs	(10,759)	(8,728)	(2,686)	(624)	—	(1,409)	—	(1,034)	(15)	(25,255)
Recoveries	57	60	386	—	—	50	—	—		553
Provision	3,500	16,607	1,879	5,687	1	1,878	122	584	59	30,317
Balance at September 30	$17,032	$30,032	$12,420	$6,935	$1	$4,172	$132	$4,270	$56	$75,050
Allowance for loan and lease losses (1):
September 30, 2012
ALLL for loans and leases acquired with deteriorated credit quality	$17,735	$41,144	$4,554	$3,709	$—	$9,510	$5,494	$6,928	$1,433	$90,507
December 31, 2011
ALLL for loans and leases acquired with deteriorated credit quality	16,693	39,557	16,862	5,500	13	5,433	77	4,652	474	89,261
September 30, 2011
ALLL for loans and leases acquired with deteriorated credit quality	17,032	30,032	12,420	6,935	1	4,172	132	4,270	56	75,050
Loans and leases:
September 30, 2012
Loans and leases acquired with deteriorated credit quality	258,388	1,109,048	113,954	59,787	—	289,160	37,280	26,408	3,072	1,897,097
December 31, 2011
Loans and leases acquired with deteriorated credit quality	338,873	1,260,589	158,394	113,442	57	327,568	51,552	105,536	6,141	2,362,152
September 30, 2011
Loans and leases acquired with deteriorated credit quality	405,658	1,310,083	159,007	137,253	162	380,405	39,709	115,126	10,047	2,557,450
(1) The allowance of $16,452 at September 30, 2012, and $1,099 at December 31, 2011, relating to pooled loans is included in the loan classes above based on the primary loan class within each pool. No such allowance existed as of September 30, 2011.

The following tables provide information on noncovered impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, including interest income recognized in the period during which the loans and leases were considered impaired.

	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
September 30, 2012
Impaired noncovered loans and leases
Construction and land development - commercial	$13,305	$9,835	$23,140	$39,181	$2,912
Commercial mortgage	40,140	58,435	98,575	100,477	9,639
Other commercial real estate	1,383	800	2,183	2,183	207
Commercial and industrial	6,380	7,198	13,578	13,638	1,606
Lease financing	171	514	685	685	198
Other	729	—	729	729	59
Revolving mortgage	1,239	2,354	3,593	3,593	1
Residential mortgage	11,078	4,539	15,617	16,254	905
Construction and land development - non-commercial	1,311	1,701	3,012	3,012	298
Consumer	240	900	1,140	1,140	78
Total impaired noncovered loans and leases	$75,976	$86,276	$162,252	$180,892	$15,903
December 31, 2011
Impaired noncovered loans and leases
Construction and land development - commercial	$24,994	$—	$24,994	$30,756	$1,027
Commercial mortgage	53,687	11,840	65,527	66,463	3,813
Other commercial real estate	1,558	1,022	2,580	322	114
Commercial and industrial	7,157	7,111	14,268	12,674	549
Lease financing	322	—	322	992	16
Other	—	—	—	—	—
Residential mortgage	9,776	—	9,776	2,580	411
Construction and land development - non-commercial	3,676	—	3,676	14,268	145
Consumer	992	—	992	3,676	47
Total impaired noncovered loans and leases	$102,162	$19,973	$122,135	$131,731	$6,122
September 30, 2011
Impaired noncovered loans and leases
Construction and land development - commercial	$4,897	$17,104	$22,001	$27,162	$310
Commercial mortgage	59,491	7,097	66,588	66,906	4,641
Other commercial real estate	580	—	580	580	43
Commercial and industrial	7,099	7,123	14,222	14,222	433
Lease financing	339	—	339	339	25
Other	—	—	—	—	—
Residential mortgage	12,033	—	12,033	12,033	1,025
Construction and land development - non-commercial	2,844	—	2,844	2,844	92
Consumer	992	—	992	992	45
Total impaired noncovered loans and leases	$88,275	$31,324	$119,599	$125,078	$6,614

	Average Balance	Unpaid Principal Balance	Interest Income Recognized
Nine months ended September 30, 2012
Noncovered impaired loans and leases:
Construction and land development - commercial	$24,595	$39,181	$756
Commercial mortgage	90,544	100,477	3,621
Other commercial real estate	2,502	2,183	83
Commercial and industrial	11,847	13,638	682
Lease financing	412	685	22
Other	327	729	—
Revolving mortgage	2,507	3,593	40
Residential mortgage	15,278	16,254	536
Construction and land development - non-commercial	3,017	3,012	122
Consumer	1,631	1,140	23
Total noncovered impaired loans and leases	$152,660	$180,892	$5,885
Three months ended September 30, 2012
Noncovered impaired loans and leases:
Construction and land development - commercial	$24,046	$39,181	$239
Commercial mortgage	100,751	100,477	1,332
Other commercial real estate	2,191	2,183	33
Commercial and industrial	13,414	13,638	186
Lease financing	689	685	11
Other	734	729	—
Revolving mortgage	3,592	3,593	20
Residential mortgage	16,111	16,254	206
Construction and land development - non-commercial	3,012	3,012	33
Consumer	1,978	1,140	7
Total noncovered impaired loans and leases	$166,518	$180,892	$2,067
Nine months ended September 30, 2011
Noncovered impaired loans and leases:
Construction and land development - commercial	$27,151	$27,162	$109
Commercial mortgage	66,110	66,906	1,375
Other commercial real estate	1,065	580	25
Commercial and industrial	12,741	14,222	372
Lease financing	653	339	15
Other	38	—	—
Residential mortgage	9,121	12,033	276
Construction and land development - non-commercial	1,608	2,844	83
Consumer	547	992	12
Total noncovered impaired loans and leases	$119,034	$125,078	$2,267
Three months ended September 30, 2011
Noncovered impaired loans and leases:
Construction and land development - commercial	$24,311	$27,162	$5
Commercial mortgage	68,436	66,906	297
Other commercial real estate	1,175	580	—
Commercial and industrial	14,142	14,222	149
Lease financing	478	339	3
Other	—	—	—
Residential mortgage	11,567	12,033	100
Construction and land development - non-commercial	2,703	2,844	38
Consumer	993	992	2
Total noncovered impaired loans and leases	$123,805	$125,078	$594

Noncovered impaired loans presented in the preceding table exclude troubled debt restructurings of $29,245 at September 30, 2012, and $42,246 at September 30, 2011, that are considered performing as a result of the loans carrying a market interest rate and evidence of sustained performance after restructuring.

Noncovered impaired loans increased $75,579 during the second quarter of 2012 as the result of a change in estimation methodology that now includes loans above $500 in the individual impairment analysis compared to only loans above $1,000 in previous periods.
At September 30, 2012, covered loans of $766,627 have had no adverse change in expected cash flows since the date of acquisition and have no allowance for loan losses recorded.
Troubled Debt Restructurings

The following table provides the types of troubled debt restructurings made for the three- and nine-month periods ended September 30, 2012, as well as the loans restructured during those periods that have experienced payment default subsequent to restructuring.
.

	Three months ended September 30, 2012				Nine months ended September 30, 2012
	All Restructurings		Restructurings with payment default		All Restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Noncovered loans
Interest only period provided
Construction and land development - commercial	—	$—	—	$—	2	316	—	—
Commercial mortgage	3	1,009	—	—	12	4,562	2	952
Commercial and industrial	2	580	—	—	2	580	—	—
Residential mortgage	—	—	—	—	1	338	1	338
Total interest only	5	1,589	—	—	17	5,796	3	1,290

Loan term extension
Construction and land development - commercial	—	—	—	—	2	7,606	—	—
Commercial mortgage	10	3,505	4	1,220	45	16,314	10	3,389
Other commercial real estate	—	—	—	—	3	1,334	—	—
Commercial and industrial	2	513	—	—	10	1,371	3	150
Lease financing	—	—	—	—	3	172	—	—
Residential mortgage	2	133	—	—	7	493	1	47
Construction and land development - non-commercial	—	—	—	—	1	1,701	—	—
Consumer	1	22	—	—	6	1,124	—	—
Total loan term extension	15	4,173	4	1,220	77	30,115	14	3,586

Below market interest rate
Construction and land development - commercial	—	—	—	—	1	228	—	—
Commercial mortgage	3	1,385	—	—	6	4,708	—	—
Commercial and industrial	1	113	—	—	5	980	—	—
Residential mortgage	1	8	—	—	10	1,853	3	785
Revolving mortgage	—	—	—	—	1	49	1	49
Consumer	—	—	—	—	2	11	—	—
Total below market interest rate	5	1,506	—	—	25	7,829	4	834

Other concession
Commercial mortgage	—	—	—	—	2	924	—	—
Residential mortgage	—	—	—	—	1	385	—	—
Total other concession	—	—	—	—	3	1,309	—	—
Total noncovered restructurings	25	$7,268	4	$1,220	122	$45,049	21	$5,710

	Three months ended September 30, 2012				Nine months ended September 30, 2012
	All Restructurings		Restructurings with payment default		All Restructurings		Restructurings with payment default
	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
Covered loans
Interest only period provided
Construction and land development - commercial	1	$336	1	$336	2	$474	1	$336
Commercial mortgage	3	3,822	1	159	4	12,317	1	159
Commercial and industrial	—	—	—	—	1	158	—	—
Residential mortgage	—	—	—	—	1	100	—	—
Total interest only	4	4,158	2	495	8	13,049	2	495

Loan term extension
Construction and land development - commercial	—	—	—	—	9	5,449	1	2,634
Commercial mortgage	—	—	—	—	2	1,413	—	—
Commercial and industrial	1	118	—	—	2	147	—	—
Residential mortgage	3	5,078	1	4,606	4	5,125	1	4,606
Total loan term extension	4	5,196	1	4,606	17	12,134	2	7,240

Below market interest rate
Construction and land development - commercial	2	52	—	—	10	1,464	2	929
Commercial mortgage	5	3,173	1	1,015	14	13,493	5	2,747
Other commercial real estate	—	—	—	—	2	1,766	—	—
Commercial and industrial	1	1,137	—	—	4	1,137	2	—
Residential mortgage	10	170	4	11	18	1,522	7	72
Construction and land development - non-commercial	—	—	—	—	1	—	1	—
Total below market interest rate	18	4,532	5	1,026	49	19,382	17	3,748
Total covered restructurings	26	$13,886	8	$6,127	74	$44,565	21	$11,483

For the three- and nine-month periods ended September 30, 2012, the recorded investment in troubled debt restructurings subsequent to modification was not materially impacted by the modification since forgiveness of principal is not a restructuring option frequently used by BancShares.

Total troubled debt restructurings at September 30, 2012, equaled $298,495, of which $155,063 were covered and $143,432 were noncovered. Troubled debt restructurings at December 31, 2011, totaled $323,061, which consisted of $169,731 covered by loss share agreements and $153,330 that were noncovered. At September 30, 2011, total troubled debt restructurings were $277,699; $159,429 were covered by loss share agreements and $118,270 were noncovered.

The majority of troubled debt restructurings are included in the special mention, substandard, or doubtful grading categories which results in more elevated loss expectations when determining the expected cash flows that are used to determine the allowance for loan losses associated with these loans. When a restructured loan subsequently defaults, it is evaluated and downgraded if appropriate. The more severely graded the loan, the lower the estimated expected cash flows and the greater the allowance recorded. Further, troubled debt restructurings over $500 and graded substandard or lower are evaluated individually for impairment through review of collateral values.

Note E
Receivable from FDIC for Loss Share Agreements
The following table provides changes in the receivable from the FDIC for the three- and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Balance at beginning of period	$313,978	$522,507	$539,511	$623,261
Additional receivable from acquisitions	—	159,753	—	295,053
Accretion of discounts and premiums, net	(26,476)	(27,448)	(71,017)	(26,034)
Receipt of payments from FDIC	(31,765)	(27,872)	(223,863)	(239,800)
Post-acquisition and other adjustments, net	(11,844)	(19,033)	(738)	(44,573)
Balance at September 30	$243,893	$607,907	$243,893	$607,907
The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value at the acquisition date using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages.
Post-acquisition adjustments represent the net change in loss estimates related to covered loans and OREO as a result of changes in expected cash flows and the allowance for loan and lease losses related to covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan and lease losses had been recorded previously. Other adjustments include those resulting from unexpected recoveries of amounts previously charged off. Adjustments related to acquisition date fair values, made within one year after the closing date of the respective acquisition, are reflected in the acquisition gain. There were no adjustments to previously reported acquisition gains during the third quarter of 2012.

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

Because no market exists for many financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. For financial instruments with a fixed interest rate, an analysis of the related cash flows is the basis for estimating fair values. The expected cash flows are discounted to the valuation date using an appropriate discount rate. The discount rates used represent the rates under which similar transactions would be currently negotiated. For financial instruments with fixed and variable rates, fair value estimates also consider the impact of liquidity discounts appropriate as of the measurement date.
Fair value represents the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements, BancShares considers the principal or most advantageous market in which the specific assets or liabilities are sold and considers assumptions that market participants would use when pricing those assets or liabilities. As required under US GAAP, individual fair value estimates are ranked based on the relative reliability of the inputs used in the valuation. Fair values determined using level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined based on level 2 inputs, which exist when observable data exists for similar assets and liabilities. Fair values for assets and liabilities that are not actively traded in observable markets are based on level 3 inputs, which are considered to be unobservable. BancShares recognizes transfers between levels of the fair value hierarchy at the end of the respective reporting period.

Estimated fair values of financial assets and financial liabilities are provided in the following table. The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below:

Investment securities. Investment securities are measured based on quoted market prices, when available. For certain residential mortgage-backed securities and state, county and municipal securities, fair values are determined using broker prices based on recent sales of similar securities. The inputs used in the fair value measurement of investment securities are considered level 1 or level 2 inputs. The details of investment securities available for sale and the corresponding level of inputs are provided in the table of assets measured at fair value on a recurring basis.

Loans held for sale. Fair value for loans held for sale is generally based on market prices for loans with similar characteristics or external valuations. The inputs used in the fair value measurements for loans held for sale are considered level 2 inputs.

Loans and leases. For variable rate loans, carrying value is a reasonable estimate of fair value. For fixed rate loans, fair values are estimated based on discounted future cash flows using the current interest rates at which loans with similar terms would be made to borrowers of similar credit quality. Additional valuation adjustments are made for liquidity and credit risk. The inputs used in the fair value measurements for loans and leases are considered level 3 inputs.

Receivable from the FDIC for loss share agreements. Fair value is estimated based on discounted future cash flows using current discount rates. The inputs used in the fair value measurements for the receivable from the FDIC are considered level 3 inputs.

Deposits. For non-time deposits and variable rate time deposits, carrying value is a reasonable estimate of fair value. The fair value of fixed rate time deposits is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities. The inputs used in the fair value measurements for deposits are considered level 2 inputs.

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

Interest Rate Swap. Under the terms of the existing cash flow hedge, BancShares pays a fixed payment to the counterparty in exchange for receipt of a variable payment that is determined based on the three-month LIBOR rate. The fair value of the cash flow hedge is, therefore, based on projected LIBOR rates for the duration of the hedge, values that, while observable in the market, are subject to adjustment due to pricing considerations for the specific instrument. If the fair value of the swap is a net asset, the risk of default by the counterparty is considered in the determination of fair value and is considered a level 3 input. The inputs used in the fair value measurements of the interest rate swap are considered level 2 inputs.

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of September 30, 2012, December 31, 2011, and September 30, 2011. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk relating to them that would cause the fair value to differ from the carrying value.

	September 30, 2012		December 31, 2011		September 30, 2011
	Carrying value	Fair value	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$606,107	$606,107	$590,801	$590,801	$539,337	$539,337
Overnight investments	688,196	688,196	434,975	434,975	410,002	410,002
Investment securities available for sale	5,012,041	5,012,041	4,056,423	4,056,423	3,994,825	3,994,825
Investment securities held to maturity	1,459	1,583	1,822	1,980	1,943	2,108
Loans held for sale	78,610	80,357	92,539	93,235	78,178	78,178
Loans covered by loss share agreements, net of allowance for loan and lease losses	1,806,593	1,770,250	2,272,891	2,236,343	2,482,400	2,469,613
Loans and leases not covered by loss share agreements, net of allowance for loan and lease losses	11,269,183	11,127,286	11,400,754	11,312,900	11,424,392	11,329,623
Receivable from FDIC for loss share agreements (1)	243,893	50,382	539,511	446,172	607,907	500,745
Income earned not collected	51,565	51,565	42,216	42,216	43,886	43,886
Stock issued by:
Federal Home Loan Bank of Atlanta	38,105	38,105	41,042	41,042	43,302	43,302
Federal Home Loan Bank of San Francisco	11,140	11,140	12,976	12,976	13,605	13,605
Federal Home Loan Bank of Seattle	4,490	4,490	4,490	4,490	4,490	4,490
Preferred stock	20,320	20,345	—	—	—	—
Deposits	17,893,215	17,939,303	17,577,274	17,638,359	17,663,275	17,712,240
Short-term borrowings	677,773	677,773	615,222	615,222	600,384	600,384
Long-term obligations	472,170	503,369	687,599	719,999	744,839	774,799
Accrued interest payable	11,145	11,145	23,719	23,719	22,153	22,153
Interest rate swap	11,170	11,170	10,714	10,714	13,531	13,531

(1) The fair value of the receivable from FDIC for loss share agreements excludes receivable related to accretable yield in prospective periods.
At September 30, 2012 and 2011, other assets include $53,735 and $61,397, respectively, of stock in various Federal Home Loan Banks (FHLB). The FHLB stock, which is redeemable only through the issuer, is carried at its par value. The investment in the FHLB stock is considered a long-term investment, and its value is based on the ultimate recoverability of par value which is considered a level 1 input. As of September 30, 2012, other assets also includes $20,320 of preferred stock issued by various corporations under the U.S. Treasury Troubled Asset Relief Program's Capital Purchase Program that, due to limited market liquidity, are accounted for as cost method investments. The fair value for these securities is determined based on level 3 inputs derived from models maintained by a broker-dealer that makes a market in these securities. Management has concluded that the investments in FHLB stock and preferred stock were not other-than-temporarily impaired for any period presented.
For off-balance sheet commitments and contingencies, carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares’ financial position.

Among BancShares’ assets and liabilities, investment securities available for sale and interest rate swaps accounted for as cash flow hedges are reported at their fair values on a recurring basis. Certain other assets are adjusted to their fair value on a nonrecurring basis, including loans held for sale, which are carried at the lower of cost or fair value. Impaired loans, OREO, goodwill, and other intangible assets are periodically tested for impairment. Loans held for investment, deposits, short-term borrowings and long-term obligations are not reported at fair value. BancShares did not elect to voluntarily report any assets or liabilities at fair value.

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of September 30, 2012, December 31, 2011, and September 30, 2011:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
September 30, 2012
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$872,790	$872,790	$—	$—
Government agency	2,660,747	2,660,747	—	—
Corporate bonds	51,069	51,069	—	—
Residential mortgage-backed securities	1,407,771	—	1,407,771	—
Equity securities	19,056	19,056	—	—
State, county, municipal	608	—	608	—
Total	$5,012,041	$3,603,662	$1,408,379	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$11,170	$—	$11,170	$—
December 31, 2011
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$887,819	$887,819	$—	$—
Government agency	2,592,209	2,592,209	—	—
Corporate bonds	252,820	252,820	—	—
Residential mortgage-backed securities	307,221	—	307,221	—
Equity securities	15,313	15,313	—	—
State, county, municipal	1,041	—	1,041	—
Total	$4,056,423	$3,748,161	$308,262	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$10,714	$—	$10,714	$—
September 30, 2011
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$987,934	$987,934	$—	$—
Government agency	2,260,909	2,260,909	—	—
Corporate bonds	404,643	404,643	—	—
Residential mortgage-backed securities	324,192	—	324,192	—
Equity securities	16,104	16,104	—	—
State, county, municipal	1,043	—	1,043	—
Total	$3,994,825	$3,669,590	$325,235	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$13,531	$—	$13,531	$—

Prices for US Treasury securities, government agency securities, corporate bonds and equity securities are readily available in the active markets in which those securities are traded and the resulting fair values are shown in the ‘Level 1 input’

column. Prices for residential mortgage-backed securities and state, county and municipal securities are obtained using the fair values of similar assets and the resulting fair values are shown in the ‘Level 2 input’ column. There were no assets or liabilities valued on a recurring basis using level 3 inputs at September 30, 2012, December 31, 2011, or September 30, 2011, and there were no transfers between level 1 and level 2 categories during the three- and nine-month periods ended September 30, 2012 and 2011.
There were no investment securities with fair values determined by reliance on significant unobservable inputs during 2012 or 2011.

Certain financial assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are, therefore, carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of September 30, 2012, December 31, 2011, and September 30, 2011:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant unobservable inputs (Level 3 inputs)
September 30, 2012
Loans held for sale	$52,228	$—	$52,228	$—
Impaired loans not covered by loss share agreements	30,828	—	—	30,828
December 31, 2011
Loans held for sale	63,470	—	63,470	—
Impaired loans not covered by loss share agreements	128,365	—	—	128,365
September 30, 2011
Loans held for sale	78,178	—	78,178	—
Impaired loans not covered by loss share agreements	81,661	—	—	81,661
The values of loans held for sale are generally based on market prices for loans with similar characteristics or external valuations.
The values of impaired loans are determined by either collateral valuations or discounted present value of the expected cash flow calculations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 10 and 14 percent applied for estimated holding and selling costs and other external factors that may impact the marketability of the property. Impaired loans are assigned to an asset manager and monitored monthly for significant changes since the last valuation. If significant changes are noted, the asset manager orders a new valuation or adjusts the valuation accordingly. Expected cash flows are determined using expected loss rates developed from historic experience for loans with similar risk characteristics. No financial liabilities were carried at fair value on a nonrecurring basis as of September 30, 2012, December 31, 2011, or September 30, 2011.

OREO is measured and reported at fair value using level 3 inputs for valuations based on unobservable criteria. The values of OREO are determined by collateral valuations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 10 and 14 percent applied for estimated holding and selling costs and other external factors that may impact the marketability of the property. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. The asset manager uses the information gathered from brokers and other market sources to identify any significant changes in the market or the subject property as they occur. Valuations are then adjusted or new appraisals are ordered to ensure the reported values reflect the most current information. The following table provides information regarding OREO for the three- and nine-month periods ended September 30, 2012 and 2011.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Current year foreclosures:
Covered under loss share agreements	$28,187	$28,101	$89,817	$92,245
Not covered under loss share agreements	8,763	16,590	27,546	30,226
Loan charge-offs recorded due to the measurement and initial recognition of OREO:
Covered under loss share agreements	1,965	7,447	10,316	7,447
Not covered under loss share agreements	1,498	1,385	2,086	2,053
Write-downs recorded subsequent to foreclosure for OREO:
Covered under loss share agreements	2,060	11,431	13,382	15,997
Not covered under loss share agreements	3,074	1,226	6,186	2,910
Fair value of OREO remeasured in current period:
Covered under loss share agreements	10,704	7,759	36,972	12,572
Not covered under loss share agreements	6,865	5,813	17,719	12,380

Note G
Employee Benefit Plans
Pension expense is a component of employee benefits expense. For the three- and nine-month periods ended September 30, 2012 and 2011 the components of pension expense are as follows:

	Three Months Ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Service cost	$4,012	$3,316	$10,387	$9,949
Interest cost	7,151	5,953	17,293	17,858
Expected return on assets	(8,637)	(7,178)	(20,770)	(21,530)
Amortization of prior service cost	53	53	158	158
Amortization of net actuarial loss	2,796	1,596	8,270	4,786
Total pension expense	$5,375	$3,740	$15,338	$11,221
The assumed discount rate for 2012 is 4.75 percent, the expected long-term rate of return on plan assets is 7.50 percent, and the assumed rate of salary increases is 4.00 percent. For 2011 the assumed discount rate was 5.50 percent, expected long-term rate of return was 7.75 percent and the assumed rate of salary increases was 4.50 percent.

Note H
Income Taxes

Income tax expense totaled $19,974 and $50,205 for the third quarters of 2012 and 2011, representing effective tax rates of 33.6 percent and 38.1 percent during the respective periods. For the first nine months of 2012, income tax expense totaled $49,009 compared to $98,830 during 2011. The effective tax rates for the nine-month periods of 2012 and 2011 equal 30.3 percent and 37.5 percent, respectively.
The lower effective tax rate for the third quarter of 2012 reflects the impact of various favorable permanent differences on the current quarter pre-tax income. The lower effective tax rate for 2012 primarily results from recognition of a $6,449 credit to income tax expense resulting from the favorable outcome of state tax audits for the period 2008-2010, net of additional federal taxes.

Note I
Commitments and Contingencies
To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit, and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.
Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment, including cash deposits, securities and other assets. At September 30, 2012, BancShares had unused commitments totaling $5,677,233 compared to $5,636,942 at December 31, 2011 and $5,890,227 at September 30, 2011.
Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. To minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At September 30, 2012, December 31, 2011, and September 30, 2011, BancShares had standby letters of credit amounting to $62,214, $57,446 and $57,933, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.
Residential mortgage loans are sold with standard representations and warranties relating to documentation and underwriting requirements for the loans. If deficiencies are discovered at any point in the life of the loan, the investor may require BancShares to repurchase the loan.  As of September 30, 2012, other liabilities included a reserve of $3,250 for estimated losses arising from the repurchase of loans under these provisions.
In addition to standard representations and warranties, residential mortgage loans sold with limited recourse liability represent guarantees to repurchase the loans or repay a portion of the sale proceeds in the event of nonperformance by the borrower. The recourse period is generally 120 days or fewer. At September 30, 2012, December 31, 2011, and September 30, 2011, BancShares has sold loans of approximately $195,515, $207,963 and $216,950, respectively, for which the recourse period had not yet elapsed. Of these loans at September 30, 2012, $108,110 represent loans that would require repurchase in the event of nonperformance by the borrower. Any loans that are repurchased under the recourse obligation will carry the same credit risk as mortgage loans originated by the company and will be collateralized in the same manner.
BancShares and various subsidiaries have been named as defendants in legal actions arising from their normal business activities in which damages in various amounts are claimed. BancShares is also exposed to litigation risk relating to the prior business activities of banks from which assets were acquired and liabilities assumed in the various FDIC-assisted transactions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, any such liability will not have a material effect on BancShares’ consolidated financial statements.
During February 2011, United Western Bank, United Western’s parent company, United Western Bancorp, and five of their directors filed a complaint in the United States District Court for the District of Columbia against the FDIC, the OTS and others, claiming that the seizure of United Western by the OTS and the subsequent appointment of the FDIC as receiver was illegal. The complaint requested the court to direct the OTS to remove the FDIC as receiver, return control of United Western to the plaintiffs, reimburse the plaintiffs for their costs and attorney fees, and to award plaintiffs other relief as may be just and equitable. Neither BancShares nor FCB was named in the complaint. The defendants filed motions to dismiss all claims against them and, during June 2011, the Court dismissed all claims by the holding company and the individual directors, and it dismissed United Western Bank’s claim against the FDIC. However, the Court denied the motion to dismiss United Western Bank’s claim against the OTS, which permits that claim to proceed. It is unclear what impact, if any, the litigation will have on FCB or the assets acquired in the United Western transaction.
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

Note J
Derivatives
At September 30, 2012, BancShares had an interest rate swap entered into during 2011 that qualifies as a cash flow hedge under US GAAP. BancShares had two earlier interest rate swaps that were entered into in 2006 and 2009. The 2006 swap matured on June 30, 2011, while the 2009 swap was terminated in December 2011. Both of the earlier interest rate swaps qualified as cash flow hedges during the period of time they were in effect. For all periods presented, the fair value of the outstanding derivatives is included in other liabilities in the consolidated balance sheets, and the net change in fair value is included in other liabilities in the consolidated statements of cash flows.
The interest rate swaps are used for interest rate risk management purposes and convert variable-rate exposure on outstanding debt to a fixed rate. The 2011 interest rate swap has a notional amount of $93,500, representing the amount of variable rate trust preferred capital securities issued during 2006 and still outstanding at the swap inception date. The 2011 interest rate swap hedges interest payments through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above the three-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. Settlement of the swap occurs quarterly. As of September 30, 2012, collateral with a fair value of $14,653 was pledged to secure the existing obligation under the interest rate swap.
The 2006 interest rate swap hedged interest payments through June 2011 and required fixed-rate payments by BancShares at 7.125 percent in exchange for variable-rate payments of 175 basis points above the three-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. The 2009 swap, which was intended to convert variable-rate exposure on outstanding debt to a fixed rate during the period July 2011 through June 2016, required fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above the three-month LIBOR. The 2009 interest rate swap was terminated in December 2011 due to the purchase of $21,500 of the underlying trust preferred capital securities, and the amount of accumulated other comprehensive loss at the date of termination is being recognized over the remaining term of the hedged interest payments.

	September 30, 2012		December 31, 2011		September 30, 2011
	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
2009 interest rate swap hedging variable rate exposure on trust preferred securities 2011	—	—	—	—	115,000	13,531
2011 interest rate swap hedging variable rate exposure on trust preferred securities 2011-2016	93,500	11,170	93,500	10,714	—	—
		$11,170		$10,714		$13,531
For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swaps have been fully effective since inception. Therefore, changes in the fair value of the interest rate swaps have had no impact on net income. For the three-month periods ended September 30, 2012 and 2011, BancShares recognized interest expense of $769 and $1,030, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness. For the nine-month periods ended September 30, 2012 and 2011, BancShares recognized interest expense of $2,294 and $3,961, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness.
The following table discloses activity in accumulated other comprehensive income (loss) related to the interest rate swaps during the nine-month periods ended September 30, 2012 and 2011.

	2012	2011
Accumulated other comprehensive loss resulting from interest rate swaps as of January 1	$(10,714)	$(9,492)
Other comprehensive income (loss) recognized during nine month period ended September 30	(456)	(4,039)
Accumulated other comprehensive loss resulting from interest rate swaps as of September 30	$(11,170)	$(13,531)
BancShares monitors the credit risk of the interest rate swap counterparty.

Note K
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss included the following as of September 30, 2012, December 31, 2011, and September 30, 2011:

	September 30, 2012			December 31, 2011			September 30, 2011
	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains on investment securities available for sale	$42,907	$17,019	$25,888	$26,565	$10,450	$16,115	$28,830	$11,340	$17,490
Funded status of defined benefit plan	(116,887)	(45,773)	(71,114)	(125,255)	(49,049)	(76,206)	(68,752)	(26,923)	(41,829)
Unrealized loss on cash flow hedge	(11,170)	(4,410)	(6,760)	(10,714)	(4,231)	(6,483)	(13,531)	(5,343)	(8,188)
Total	$(85,150)	$(33,164)	$(51,986)	$(109,404)	$(42,830)	$(66,574)	$(53,453)	$(20,926)	$(32,527)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this report. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2012, the reclassifications have no material effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms "we," "us" and "BancShares" refer to the consolidated financial position and consolidated results of operations for BancShares.
BancShares is a financial holding company headquartered in Raleigh, North Carolina, that offers full-service banking through its wholly-owned banking subsidiary, First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank. Prior to 2011, BancShares operated through two wholly-owned subsidiaries, FCB and IronStone Bank (ISB). On January 7, 2011, ISB was merged into FCB. FCB is a state-chartered bank organized under the laws of the state of North Carolina. ISB was a federally-charted thrift institution. As of September 30, 2012, FCB operated 416 branches in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Washington, California, Florida, Georgia, Texas, Arizona, New Mexico, Oregon, Colorado, Oklahoma, Kansas, Missouri, and Washington, DC.
While our growth has historically been achieved primarily through de novo activities, since mid-2009 BancShares participated in six FDIC-assisted transactions involving failed financial institutions. These transactions have had a significant impact on BancShares' financial condition and results of operations in subsequent periods.
FDIC-ASSISTED TRANSACTIONS
FDIC-assisted transactions provided significant growth opportunities for BancShares from 2009 through 2011. These transactions allowed us to increase our presence in existing markets and to expand our banking presence to contiguous markets. Additionally, purchase discounts and fair value adjustments on acquired assets and assumed liabilities resulted in significant acquisition gains recorded at the time of each acquisition. All of the FDIC-assisted transactions include loss share agreements that protect us from a substantial portion of the credit and asset quality risk we would otherwise incur.
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

▪
The receivable from the FDIC is adjusted immediately for reversals of previously recognized impairment and prospectively for reclassifications from nonaccretable difference to reflect the indemnified portion of the post-

acquisition change in exposure; a corresponding reduction in noninterest income is also recorded immediately for reversals of previously established allowances or, for reclassifications from nonaccretable difference, over the shorter of the remaining life of the related loan or loss share agreements;

•
When actual payments received on loans are greater than initial estimates, large nonrecurring discount accretion may be recognized during a specific period; discount accretion is recognized as an increase to interest income;

•
Adjustments to the receivable from the FDIC resulting from changes in estimated loan cash flows are based on the reimbursement provision of the applicable loss share agreement with the FDIC. Adjustments to the FDIC receivable partially offset the adjustment to the covered loan carrying value, but the rate of the change to the FDIC receivable relative to the change in the covered loan carrying value is not constant. The loss share agreements establish reimbursement rates for losses incurred within certain ranges. In some loss share agreements, higher loss estimates result in higher reimbursement rates, while in other loss share agreements, higher loss estimates trigger a reduction in the reimbursement rates. In addition, some of the loss share agreements include clawback provisions that require the purchaser to remit a payment to the FDIC in the event that the aggregate amount of losses is less than a loss estimate established by the FDIC. The adjustments to the FDIC receivable based on changes in loss estimates are measured based on the actual reimbursement rates and consider the impact of changes in the projected clawback payment. Table 2 provides details on the various reimbursement rates for each loss share agreement.

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
As of September 30, 2012, loans acquired from four of the six FDIC-assisted transactions are being accounted for by an acquired loan accounting system. Loans acquired in the CCB and SAB transactions have been on the acquired loan accounting system throughout 2012, and loans resulting from the TVB and VB transactions were added to the automated system during the third quarter of 2012. Since the loan system provides more accurate cash flows projections, the balance of loans accounted for under the cost recovery method decreased significantly during the third quarter, and the amount of accretable yield has increased significantly. Management anticipates deployment of the loans acquired in the First Regional and United Western transactions later this year and anticipates similar reductions in the balance of loans accounted for under the cost recovery method and increases in accretable yield.
Balance sheet impact. Table 1 provides information regarding the six FDIC-assisted transactions consummated during 2011, 2010, and 2009. Adjustments to acquisition date fair values are subject to change for one year following the closing date of each respective acquisition. No adjustments have been made to previously-reported fair values during 2012.

US GAAP permits acquired loans to be accounted for in designated pools based on common risk characteristics. For all CCB loans and for United Western residential mortgage loans, we assigned loans to pools based on various factors, including loan type, collateral type and performance status. When loans are pooled, improvements in some loans within a pool may offset deterioration in other loans within the same pool, resulting in less volatility in net interest income and provision for loan and lease losses. The CCB loans had a fair value of $320.8 million at the acquisition date; the residential mortgage loans acquired from United Western had a fair value of $223.1 million at the acquisition date. All other acquired loans were not assigned to loan pools and are being accounted for at an individual loan level. The non-pool election for the majority of our acquired loans could accentuate volatility in net interest income and the provision for loan and lease losses.
Income statement impact. The six FDIC-assisted transactions created acquisition gains recognized at the time of the respective transaction. No acquisition gains were recorded for the nine-month period ended September 30, 2012, while acquisition gains of $150.4 million were recorded for the corresponding period of 2011 relating to the United Western and CCB transactions. In addition to the acquisition gains, the acquired loans, assumed deposits and assumed borrowings originated by the six banks have affected net interest income, provision for loan and lease losses, and noninterest income. Increases in noninterest expense have resulted from incremental staffing, facility costs for the branch locations, collection expenses, and foreclosure-related expenses resulting from the FDIC-assisted transactions. Various fair value discounts and premiums that were previously recorded are being accreted and amortized into income over the life of the underlying asset or liability.
During the three-month period ended September 30, 2012, we recorded covered loan provision expense totaling $10.2 million compared to $30.3 million during the same period of 2011. Total provision for loan losses related to acquired loans for the nine-month period ended September 30, 2012, decreased by $65.6 million from the same period of 2011. The decreases in the provision for covered loan losses in 2012 are the result of lower charge-offs and reduced post-acquisition deterioration on acquired loans.
During the three-month period ended September 30, 2012, total discount accretion for loans for which a fair value discount had been recorded equaled $67.6 million, compared to $69.8 million during the same period of 2011. Discount accretion on acquired loans equaled $193.4 million for the nine-month period ended September 30, 2012, compared to $192.6 million during the same period of 2011.
Accretion income is generated by recognizing accretable yield over the estimated life of acquired loans. At acquisition date, accretable yield is the difference in expected cash flows and the present value of those expected cash flows. The amount of accretable yield related to the loans can change if the estimated cash flows expected to be collected changes subsequent to the initial estimates. While changes in accretable yield generally result from changes identified in credit reviews, more precise cash flow estimates and discount accretion, the implementation of an automated acquired loan accounting system for TVB and VB loans during the third quarter of 2012 resulted in large amounts of loans previously accounted for on a cost recovery basis that are now accreting yield. Further, the recognition of accretion income can be accelerated in the event of large unscheduled repayments, loan payoffs, other loan settlements for amounts in excess of original estimates and various other post-acquisition events. Due to the many factors that can influence the amount of accretion income recognized in a given period, this component of net interest income is not easily predictable for future periods and impacts the comparability of interest income, net interest income and overall results of operations.
Post-acquisition improvements that affect accretion income as well as post-acquisition deterioration of covered loans also result in adjustments to the receivable from the FDIC for changes in the estimated amount that would be covered under the respective loss share agreement. Accretion income is recognized prospectively over the remaining life of the loan, while the adjustment to the FDIC receivable is recognized over the shorter of the remaining life of the loan or the remaining term of the applicable loss share agreement. As a result, the recognition of accretion income may occur over a longer period of time than the related income statement impact of the adjustment to the FDIC receivable. This situation will occur more frequently as the expiration dates of various loss share agreements approaches. During the three- and nine-month periods ended September 30, 2012, the adjustment to the FDIC receivable resulting from post-acquisition improvements in covered assets exceeded the amount of the adjustment for post-acquisition deterioration, resulting in a net reduction to the FDIC receivable and a net charge of $16.9 million and $57.8 million, respectively, to noninterest income compared to a net reduction in the receivable and a corresponding reduction in noninterest income of $18.9 million and $43.0 million during the same periods of 2011.
The various terms of each loss share agreement and the components of the resulting FDIC receivable is provided in Table 2 below. The table includes the estimated fair value of the FDIC receivable at the respective acquisition dates of each FDIC-assisted transaction as well as the carrying value of the FDIC receivable for each transaction at September 30, 2012. Additionally, the portion of the carrying value of the receivable that relates to accretable yield from improvements in acquired loan cash flows subsequent to acquisition is provided for each loss share agreement. This component of the FDIC receivable will be recognized as a reduction to noninterest income over the shorter of the remaining life of the associated receivables or the related loss share agreement. The fair value of the FDIC receivable at the respective acquisition dates and the carrying value as of September 30, 2012, include estimated obligations to the FDIC under any applicable clawback provisions.
As of September 30, 2012, the FDIC receivable includes $134.5 million of estimated reimbursements from the FDIC resulting from $192.8 million in projected losses and expenses.  The FDIC receivable also includes $194.7 million that we expect to recover through prospective accretion of discounts, net of estimated clawback payments totaling $109.8 million we expect to owe to the FDIC at the expiration of the loss share agreements. The remaining $24.5 million relates to discounts within the FDIC receivable related to the timing of the estimated clawback payments, net of discounts related to payments we expect to receive from the FDIC.

The timing of expected losses on covered assets is monitored by management to ensure the losses will occur during the respective loss share terms. When projected losses are expected to occur after expiration of the applicable loss share agreement, the FDIC receivable is adjusted to reflect the loss of loss share protection.

Table 2
LOSS SHARE PROVISIONS AND RECEIVABLE FROM FDIC

	FDIC receivable
Entity/Loss ranges	Reimbursement rate	Fair value at acquisition date	Carrying value at September 30, 2012	Receivable related to accretable yield as of September 30, 2012	Aggregate losses and expenses incurred through September 30, 2012
	(dollars in thousands)
TVB - combined losses		$103,558	$55,503	$50,884	$181,047
Losses up to $193,262	0%
Losses between $193,262 and $464,000	80%
Losses above $464,000	95%
No clawback provision applies
VB - combined losses		138,963	23,393	18,099	145,359
Losses up to $235,000	80%
Losses above $235,000	95%
No clawback provision applies
First Regional - combined losses		378,695	26,477	51,142	301,831
Losses up to $41,815	0%
Losses between $41,815 and $1,017,000	80%
Losses above $1,017,000	95%
Clawback provisions apply
SAB - combined losses		89,734	44,474	22,068	80,755
Losses up to $99,000	80%
Losses above $99,000	95%
Clawback provisions apply
United Western
Non-single family residential losses
Losses up to $111,517	80%	112,672	21,262	28,420	103,752
Losses between $111,517 and $227,032	30%
Losses above $227,032	80%
Single family residential losses
Losses up to $32,489	80%	24,781	11,530	201	1,381
Losses between$32,489 and $57,653	0%
Losses above $57,653	80%
Clawback provisions apply
CCB - combined losses		155,070	61,254	23,895	155,621
Losses up to $230,991	80%
Losses between $230,991 and $285,947	0%
Losses above $285,947	80%
Clawback provisions apply
Total		$1,003,473	$243,893	$194,709	$969,746

EXECUTIVE OVERVIEW AND PERFORMANCE SUMMARY
BancShares’ earnings and cash flows are primarily derived from our commercial banking activities. We offer commercial and consumer loans, deposit and treasury services products, cardholder and merchant services, wealth management services, as well as various other products and services typically offered by commercial banks. We gather deposits from retail and commercial customers and also secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets, including loans and leases, investment securities and overnight investments. We also invest in the bank premises, furniture and equipment used to conduct our commercial banking business.
Various external factors influence the focus of our business efforts. The industry-wide financial challenges that began in 2008 have, to varying degrees, continued into the third quarter of 2012. During this period, asset quality challenges, capital adequacy problems and weak economic conditions have resulted in unfavorable conditions for growth. However, during this period of industry-wide turmoil, we have elected to participate in FDIC-assisted transactions involving distressed financial institutions. Participation in FDIC-assisted transactions provided opportunities to increase our business volumes in existing markets and to expand our banking presence to adjacent markets that we deemed demographically attractive. For each of the six FDIC-assisted transactions, loss share agreements protect us from a substantial portion of the asset quality risk that we would otherwise incur. Additionally, purchase discounts and fair value adjustments on acquired assets and assumed liabilities have resulted in significant acquisition gains that have provided a substantial portion of the equity required to fund the transactions.
Despite the recognition of significant acquisition gains in 2011, 2010 and 2009, our core earnings have been adversely affected by narrow interest margins and legislatively-imposed restrictions on our ability to collect various fees. Additionally, while distressed customers continue to experience difficulty meeting their debt service obligations, other customers continue to repay existing debt or defer new borrowings due to lingering economic uncertainty.
Real estate demand in many of our markets remains soft, resulting in eroded collateral values for many borrowers. As a result, when customer cash flow is inadequate to avoid default, losses resulting from liquidation of collateral are higher than would have occurred prior to the decline in real estate values. Exposure to declining real estate values have caused some loans secured by a second mortgage to become effectively unsecured.
In an effort to assist customers experiencing financial difficulty, we have selectively agreed to modify existing loan terms to provide relief to customers who are experiencing liquidity challenges or other circumstances that could affect their ability to meet debt obligations. As a result, troubled debt restructurings have increased during 2012 and 2011. The majority of the modifications we provide are to customers that are currently performing under existing terms, but may be unable to do so in the near future without a modification.
The demand for our deposit and treasury services products has been adversely influenced by extraordinarily low interest rates. Our balance sheet liquidity position remains strong despite our participation in FDIC-assisted transactions and the liquidity management challenge resulting from significant attrition of deposits assumed.
Ongoing economic weakness continues to have a significant impact on virtually all financial institutions in the United States. Beyond the profitability pressures resulting from a weak economy, financial institutions continue to face challenges resulting from legislative and governmental efforts to stabilize the financial services industry and provide added consumer protection. In addition to the various actions previously enacted by governmental agencies and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), further changes will occur, likely leading to higher capital requirements and additional compliance costs for the banking industry.

One of the provisions of the Dodd-Frank Act required the Federal Reserve to adopt rules regarding the interchange fees that may be charged by banks for electronic debit transactions. The final rules required that interchange rates be reduced to the promulgated limits outlined in the regulations beginning October 2011. As a result of the interchange limits, our cardholder and merchant services income has declined significantly and will continue to be adversely affected throughout 2012.

The Dodd-Frank Act also contained provisions that will gradually eliminate our ability to include our outstanding trust preferred securities as equity for capital adequacy purposes. Due to the pending elimination of those securities from our capital and the cost of those borrowings, we elected to redeem $150.0 million of our trust preferred securities during July 2012.
BancShares’ consolidated net income during the third quarter of 2012 equaled $39.5 million, a decrease of $41.9 million from the $81.4 million earned during the corresponding period of 2011. The annualized return on average assets and equity amounted to 0.75 percent and 8.08 percent, respectively, during the third quarter of 2012, compared to 1.53 percent and 17.65 percent during the same period of 2011. Net income per share during the third quarter of 2012 totaled $3.85, compared to $7.86 during the third quarter of 2011.

For the nine-month period ending September 30, 2012, net income amounted to $112.6 million, compared to $164.5 million earned during the same period of 2011. The annualized return on average assets and average equity during 2012 equaled 0.72 percent and 7.89 percent, respectively, down from 1.04 percent and 12.29 percent during the nine-month period ended September 30, 2011. Net income per share equaled $10.96 during the first nine months of 2012 compared to $15.81 in the first nine months of 2011.
The decrease in net income in 2012 was due primarily to the 2011 acquisition gains that had an after-tax impact of $91.5 million or $8.79 per share. No acquisition gains were recorded in 2012. The absence of acquisition gains in 2012 was partially offset by a reduction in the provision for loan and lease losses on covered loans and higher net interest income.
Net interest income decreased $1.8 million from $217.2 million in the third quarter of 2011 to $215.4 million in 2012, primarily due to the impact of loan shrinkage. The taxable-equivalent net yield on interest-earning assets decreased 9 basis points from the third quarter of 2011 to 4.51 percent.
Year-to-date net interest income increased $23.2 million, or 3.7 percent, during 2012. The net yield on interest-earning assets was 4.63 percent during the nine-month period ended September 30, 2012, compared to 4.47 percent for the same period of 2011. For both the third quarter and year-to-date periods, acquired loan accretion income significantly impacted the taxable-equivalent net yield on interest-earning assets. Since the balance of acquired loans will continue to decline over the next several years, accretion income will likewise decline.
The provision for loan and lease losses recorded during the third quarter of 2012 equaled $17.6 million, compared to $44.6 million during the third quarter of 2011. During the first nine months of 2012, the provision for loan and lease losses equaled $78.0 million, a decrease of $65.0 million or 45.5 percent from the same period of 2011. For both the three- and nine-month periods, the decrease was caused by improved cash flow projections and lower post-acquisition deterioration of acquired loans covered by loss share agreements with the FDIC. To the extent deterioration is covered by a loss share agreement, there is a corresponding adjustment to the FDIC receivable with an offset to noninterest income for the covered portion at the appropriate indemnification rate.
Noninterest income decreased $111.1 million in the third quarter of 2012 when compared to the third quarter of 2011, resulting from the 2011 CCB acquisition gain and reductions in income from cardholder and merchant services, service charges and fees, and mortgage income. For the nine-month period ended September 30, 2012, noninterest income decreased $203.0 million from the comparable period of 2011. This decrease was primarily attributable to $150.4 million in acquisition gains recorded in 2011, higher adjustments to the FDIC receivable for assets covered by loss share agreements, and reduced cardholder and merchant services income.
Noninterest expense decreased $13.8 million, or 6.7 percent, in the third quarter of 2012 and $13.1 million for the nine-month period ended September 30, 2012, when compared to the same period in 2011. The decreases were primarily due to reductions in card loyalty program expense and external processing fees.
Income tax expense for 2012 totaled $49.0 million compared to $98.8 million during 2011. The 2012 reduction in income tax expense results from the absence of acquisition gains and recognition of a $6.4 million benefit resulting from the favorable outcome of state tax audits for the period 2008-2010, net of additional federal taxes.

SELECTED QUARTERLY DATA							Table 3
	2012			2011		Nine Months Ended September 30
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	2012	2011
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$236,674	$240,519	$246,752	$272,176	$252,179	$723,945	$742,983
Interest expense	21,318	25,087	25,800	29,758	34,992	72,205	114,434
Net interest income	215,356	215,432	220,952	242,418	217,187	651,740	628,549
Provision for loan and lease losses	17,623	29,667	30,715	89,253	44,628	78,005	143,024
Net interest income after provision for loan and lease losses	197,733	185,765	190,237	153,165	172,559	573,735	485,525
Gains on acquisitions	—	—	—	—	86,943	—	150,417
Other noninterest income	51,842	57,296	46,943	105,238	75,956	156,081	208,711
Noninterest expense	190,077	194,797	183,331	211,583	203,832	568,205	581,342
Income before income taxes	59,498	48,264	53,849	46,820	131,626	161,611	263,311
Income taxes	19,974	10,681	18,354	16,273	50,205	49,009	98,830
Net income	$39,524	$37,583	$35,495	$30,547	$81,421	$112,602	$164,481
Net interest income, taxable equivalent	$216,069	$216,194	$221,765	$243,309	$218,178	$654,028	$631,418
PER SHARE DATA
Net income	$3.85	$3.66	$3.45	$2.97	$7.86	$10.96	$15.81
Cash dividends	0.30	0.30	0.30	0.30	0.30	0.90	0.90
Market price at period end (Class A)	162.90	166.65	182.69	174.99	143.54	162.90	143.54
Book value at period end	192.49	187.88	184.14	180.97	181.58	192.49	181.58
SELECTED PERIOD AVERAGE BALANCES
Total assets	$21,075,174	$21,085,228	$20,843,491	$21,042,227	$21,157,741	$21,001,469	$21,194,113
Investment securities	4,888,047	4,598,141	4,141,160	4,056,949	4,082,574	4,543,710	4,269,280
Loans and leases (covered and noncovered)	13,451,164	13,612,114	13,822,226	14,093,034	14,173,224	13,628,759	14,036,103
Interest-earning assets	19,059,474	18,983,321	18,584,625	18,670,998	18,821,838	18,877,582	18,876,255
Deposits	17,755,974	17,667,221	17,498,813	17,679,125	17,772,429	17,641,188	17,837,690
Interest-bearing liabilities	14,188,609	14,418,509	14,478,901	14,635,353	14,991,875	14,361,373	15,182,701
Long-term obligations	524,313	646,854	682,067	713,378	753,685	617,403	784,414
Shareholders' equity	$1,945,263	$1,906,884	$1,870,066	$1,869,479	$1,830,503	$1,906,513	$1,794,474
Shares outstanding	10,264,159	10,271,343	10,283,842	10,286,271	10,363,964	10,273,082	10,406,833
SELECTED PERIOD-END BALANCES
Total assets	$21,173,620	$21,240,990	$21,143,628	$20,881,493	$21,015,344	$21,173,620	$21,015,344
Investment securities	5,013,500	4,635,826	4,459,427	4,058,245	3,996,768	5,013,500	3,996,768
Loans and leases:
Covered by loss share agreements	1,897,097	1,999,351	2,183,869	2,362,152	2,557,450	1,897,097	2,557,450
Not covered by loss share agreements	11,455,233	11,462,458	11,489,529	11,581,637	11,603,526	11,455,233	11,603,526
Deposits	17,893,215	17,801,646	17,759,492	17,577,274	17,663,275	17,893,215	17,663,275
Long-term obligations	472,170	644,682	649,818	687,599	744,839	472,170	744,839
Shareholders' equity	$1,974,124	$1,929,790	$1,892,123	$1,861,128	$1,871,930	$1,974,124	$1,871,930
Shares outstanding	10,255,747	10,271,244	10,275,731	10,284,119	10,309,251	10,255,747	10,309,251
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.75%	0.72%	0.68%	0.58%	1.53%	0.72%	1.04%
Rate of return on average shareholders' equity (annualized)	8.08	7.93	7.63	6.48	17.65	7.89	12.29
Net yield on interest-earning assets (taxable equivalent)	4.51	4.58	4.80	5.17	4.60	4.63	4.47
Allowance for loan and lease losses to total loans and leases:
Covered by loss share agreements	4.77	4.39	3.94	3.78	2.93	4.77	2.93
Not covered by loss share agreements	1.62	1.62	1.62	1.56	1.54	1.62	1.54
Nonperforming assets to total loans and leases and other real estate at period end:
Covered by loss share agreements	12.87	18.37	18.68	17.95	16.64	12.87	16.64
Not covered by loss share agreements	1.05	1.03	0.99	0.89	0.93	1.05	0.93
Tier 1 risk-based capital ratio	15.08	15.97	15.74	15.41	15.46	15.08	15.46
Total risk-based capital ratio	16.76	17.66	17.62	17.27	17.33	16.76	17.33
Leverage capital ratio	9.67	10.21	10.16	9.90	9.83	9.67	9.83
Dividend payout ratio	7.79	8.20	8.70	10.10	3.82	8.21	5.68
Average loans and leases to average deposits	75.76	77.05	78.99	79.72	79.75	77.26	78.69
Average loan and lease balances include nonaccrual loans and leases. See discussion of issues affecting comparability of financial statements under the caption FDIC-Assisted Transactions.

INTEREST-EARNING ASSETS
Interest-earning assets include loans and leases, investment securities, and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier investments typically carry a higher interest rate but expose us to potentially increased levels of default.
We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures with a concentration of owner-occupied real estate loans in the medical, dental and related fields. The focus on asset quality also influences the composition of our investment securities portfolio. At September 30, 2012, 53.1 percent of our investment securities portfolio were securities issued by United States government agencies, and 17.4 percent of the investment securities portfolio were securities issued by the United States Treasury. Residential mortgage-backed securities represented 28.1 percent of the investment securities portfolio. The remaining securities include corporate bonds, preferred stock issued under the U.S. Treasury Troubled Asset Relief Program's Capital Purchase Program, and common stock of several financial institutions. Overnight investments are selectively made with the Federal Reserve Bank and other financial institutions that are within our risk tolerance.
During the third quarter of 2012, interest-earning assets averaged $19.06 billion, an increase of $237.6 million or 1.3 percent from the third quarter of 2011. The increase was due to higher levels of investment securities and overnight investments offset, in part, by lower loan and leases.
Loans and leases. Because of lower levels of non-commercial loans, total noncovered loans decreased $148.3 million from $11.60 billion at September 30, 2011, to $11.46 billion at September 30, 2012, and declined $126.4 million since December 31, 2011.
Loans covered by loss share agreements with the FDIC totaled $1.90 billion at September 30, 2012, compared to $2.36 billion at December 31, 2011, and $2.56 billion at September 30, 2011. Table 4 provides the composition of covered loan and leases.
Commercial mortgage loans not covered by loss share agreements totaled $5.17 billion at September 30, 2012, 45.1 percent of noncovered loans and leases. The September 30, 2012, balance increased $67.0 million or 1.3 percent since December 31, 2011, and $175.9 million or 3.5 percent since September 30, 2011. The growth reflects our continued focus on small business customers, particularly among medical-related and other professional customers. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.
At September 30, 2012, revolving mortgage loans not covered by loss share agreements totaled $2.24 billion, representing 19.6 percent of total noncovered loans outstanding, a decrease of $51.8 million or 2.3 percent since December 31, 2011, and $58.0 million or 2.5 percent compared to September 30, 2011. The reduction in revolving mortgage loans from 2011 is a result of reduced demand among retail customers.
At September 30, 2012, commercial and industrial loans not covered by loss share agreements equaled $1.74 billion or 15.2 percent of total noncovered loans and leases, a reduction of $24.0 million or 1.4 percent since December 31, 2011, and $57.1 million or 3.2 percent since September 30, 2011. Weak economic conditions have limited our ability to originate commercial and industrial loans that meet our underwriting standards.
Commercial construction and land development loans not covered by loss share agreements totaled $319.7 million or 2.8 percent of total noncovered loans at September 30, 2012, a decrease of $97.0 million or 23.3 percent since September 30, 2011. This decrease was driven by a reduction in originations and write-downs on a commercial construction and land development relationship based on updated appraisals. Our September 30, 2012, noncovered construction and land development portfolio does not include significant exposure to builders to acquire, develop or construct homes in large tracts of real estate. Rather, the commercial construction and land development portfolio is composed primarily of loans to construct commercial buildings to be occupied by the borrower. Most of the construction portfolio relates to borrowers in North Carolina and Virginia where real estate values have declined less severely than other markets in which we operate.
Consumer loans not covered by loss share agreements totaled $419.0 million at September 30, 2012 down $108.5 million or 20.6 percent since September 30, 2011 and down $78.4 million or 15.8 percent from December 31, 2011. This decline is the result of the general contraction in consumer borrowing in 2012 and 2011 due to recessionary economic conditions and continued run-off in our automobile sales finance portfolio.
Residential mortgage loans not covered by loss share agreements totaled $814.9 million at September 30, 2012, down $1.9 million or 0.2 percent since September 30, 2011, but up $30.8 million or 3.9 percent from December 31, 2011. While the majority of residential mortgage loans that we originated in 2011 and in the first nine months of 2012 were sold to investors, other loans are retained in the loan portfolio principally due to the nonconforming characteristics of the retained loans.

LOANS AND LEASES					Table 4
	2012			2011
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	(thousands)
Covered loans	$1,897,097	$1,999,351	$2,183,869	$2,362,152	$2,557,450
Noncovered loans and leases:
Commercial:
Construction and land development	319,743	329,151	346,557	381,163	416,719
Commercial mortgage	5,171,964	5,149,696	5,127,948	5,104,993	4,996,036
Other commercial real estate	158,767	162,579	150,316	144,771	144,538
Commercial and industrial	1,740,435	1,722,761	1,739,724	1,764,407	1,797,581
Lease financing	321,908	320,703	315,704	312,869	304,039
Other	131,755	140,738	149,792	158,369	158,782
Total commercial loans	7,844,572	7,825,628	7,830,041	7,866,572	7,817,695
Non-commercial:
Residential mortgage	814,877	809,230	793,612	784,118	816,738
Revolving mortgage	2,244,459	2,268,210	2,282,138	2,296,306	2,302,482
Construction and land development	132,352	127,726	132,677	137,271	139,185
Consumer	418,973	431,664	451,061	497,370	527,426
Total non-commercial loans	3,610,661	3,636,830	3,659,488	3,715,065	3,785,831
Total noncovered loans and leases	11,455,233	11,462,458	11,489,529	11,581,637	11,603,526
Total loans and leases	$13,352,330	$13,461,809	$13,673,398	$13,943,789	$14,160,976

	September 30, 2012			December 31, 2011			September 30, 2011
	Impaired at acquisition date	All other covered loans	Total	Impaired at acquisition date	All other covered loans	Total	Impaired at acquisition date	All other covered loans	Total
Loans covered by loss share agreements:
Commercial:
Construction and land development	$72,873	$185,515	$258,388	$117,603	$221,270	$338,873	$172,309	$233,349	$405,658
Commercial mortgage	103,219	1,005,829	1,109,048	138,465	1,122,124	1,260,589	125,379	1,184,704	1,310,083
Other commercial real estate	29,769	84,185	113,954	33,370	125,024	158,394	40,514	118,493	159,007
Commercial and industrial	8,767	51,020	59,787	27,802	85,640	113,442	30,611	106,642	137,253
Lease financing	—	—	—	—	57	57	—	162	162
Other	—	1,305	1,305	—	1,330	1,330	—	1,473	1,473
Total commercial loans	214,628	1,327,854	1,542,482	317,240	1,555,445	1,872,685	368,813	1,644,823	2,013,636
Non-commercial:
Residential mortgage	48,245	240,915	289,160	46,130	281,438	327,568	45,384	335,021	380,405
Revolving mortgage	8,787	28,493	37,280	15,350	36,202	51,552	9,939	29,770	39,709
Construction and land development	19,008	7,400	26,408	78,108	27,428	105,536	74,414	40,712	115,126
Consumer	56	1,711	1,767	1,477	3,334	4,811	1,155	7,419	8,574
Total non-commercial loans	76,096	278,519	354,615	141,065	348,402	489,467	130,892	412,922	543,814
Total loans covered by loss share agreements	$290,724	$1,606,373	$1,897,097	$458,305	$1,903,847	$2,362,152	$499,705	$2,057,745	$2,557,450

Commercial mortgage loans covered by loss share agreements totaled $1.11 billion at September 30, 2012, representing 58.5 percent of the total covered portfolio compared to $1.26 billion at December 31, 2011, and $1.31 billion at September 30, 2011. Commercial construction and land development loans covered by loss share agreements amounted to $258.4 million, or 13.6 percent of total covered loans at September 30, 2012, a decrease of $80.5 million from the December 31, 2011, total and $147.3 million from the September 30, 2011 total. Covered residential mortgage loans totaled $289.2 million or 15.2 percent of the covered portfolio as of September 30, 2012, compared to $327.6 million or 13.9 percent of total covered loans at December 31, 2011. The changes in covered loan balances since December 31, 2011, and from September 30, 2011, reflect continued reductions of outstanding loans from the FDIC-assisted transactions from foreclosure, payoffs and normal run-off.
We expect noncovered loan growth for the next several quarters to remain sluggish due to the generally weak demand for loans and intense competitive pricing. Loan projections are subject to change due to further economic deterioration or improvement and other external factors.

Investment securities. Investment securities available for sale equaled $5.01 billion at September 30, 2012, compared to $4.06 billion at December 31, 2011 and $3.99 billion at September 30, 2011. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes.
Changes in the amount of our investment securities portfolio result from trends among loans and leases, deposits and short-term borrowings. When inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow overnight investments to decline and use proceeds from maturing securities to fund loan demand. Details of investment securities at September 30, 2012, and September 30, 2011, are provided in Table 5.
Income on interest-earning assets. Interest income amounted to $236.7 million during the third quarter of 2012, a $15.5 million or 6.1 percent decrease from the third quarter of 2011. The decrease in interest income resulted from reduced average loans and leases and lower yields on investment securities. Average interest-earning assets increased $237.6 million or 1.3 percent to $19.06 billion. The taxable-equivalent yield on interest-earning assets equaled 4.95 percent for the third quarter of 2012, compared to 5.34 percent for the corresponding period of 2011 as reflected in Table 6.
For the first nine months of 2012, interest income equaled $723.9 million, a $19.0 million or 2.6 percent decrease from the first nine months of 2011, caused by slightly higher average balances and lower yields on investment securities. Average interest-earning assets for the first nine months of 2012 increased $1.3 million. The taxable-equivalent yield on interest-earning assets equaled 5.14 percent for the first nine months of 2012 compared to 5.28 percent for the corresponding period of 2011 as reflected in Table 7.
Loan and lease interest income for the third quarter of 2012 equaled $226.8 million, a decrease of $13.7 million from the third quarter of 2011, the result of lower average balances. Average loans and leases decreased $722.1 million or 5.1 percent from the third quarter of 2011 to the third quarter of 2012. The taxable-equivalent yield was 6.72 percent during the third quarter of 2012, a 3 basis point decrease from the same period of 2011. Loan and lease interest income included $67.6 million of discount accreted into income during the third quarter of 2012 related to acquired loans compared to $69.8 million of discount accreted in the third quarter of 2011.

INVESTMENT SECURITIES								Table 5
	September 30, 2012				September 30, 2011
			Average	Taxable			Average	Taxable
		Fair	maturity (1)	equivalent		Fair	maturity (1)	equivalent
	Cost	value	(Yrs./mos.)	yield (1)	Cost	value	(Yrs./mos.)	yield (1)
Investment securities available for sale:
U. S. Treasury:
Within one year	$602,384	$602,532	0/10	0.28%	$961,498	$962,882	0/6	0.53%
One to five years	270,027	270,258	1/6	0.28	25,009	25,052	1/1	0.34
Total	872,411	872,790	0	0.28	986,507	987,934	0/6	0.52
Government agency:
Within one year	1,551,498	1,552,599	0/6	0.48	2,084,947	2,084,359	0/5	0.90
One to five years	1,105,476	1,108,148	1/10	0.46	176,053	176,550	1/9	0.61
Total	2,656,974	2,660,747	1/1	0.48	2,261,000	2,260,909	0/8	0.90
Residential mortgage-backed securities:
Within one year	1,680	1,709	0/10	3.61	197	194	0/11	3.33
One to five years	641,692	645,807	3/11	1.46	37,544	37,881	3/10	2.40
Five to ten years	339,031	343,430	7/8	1.77	106,319	106,891	6/7	2.23
Over ten years	405,079	416,825	18/8	2.92	171,414	179,226	25/0	4.16
Total	1,387,482	1,407,771	9/2	1.96	315,474	324,192	17/4	3.30
State, county and municipal:
Within one year	601	608	0/5	5.11	543	543	0/3	4.74
One to five years	—	—	—	—	474	490	1/5	4.90
Five to ten years	—	—	—	—	10	10	9/2	4.97
Total	601	608	0/5	5.11	1,027	1,043	0/10	4.82
Corporate bonds:
Within one year	49,994	50,229	0/3	2.18	351,082	353,552	0/5	1.90
One to five years	—	—	—	—	49,966	51,091	1/3	2.18
Five to ten years	832	840	5/9	7.58	—	—	—	—
Total	50,826	51,069	0/4	2.27	401,048	404,643	0/7	1.94
Equity securities	841	19,056			939	16,104
Total investment securities available for sale	4,969,135	5,012,041			3,965,995	3,994,825

Investment securities held to maturity:
Residential mortgage-backed securities:
One to five years	1,354	1,440	2/3	5.58	13	12	4/7	4.41
Five to ten years	19	11	9/1	4.55	1,816	1,940	5/6	5.56
Over ten years	86	132	16/5	7.04	114	156	16/6	6.56
Total investment securities held to maturity	1,459	1,583	5/3	5.65	1,943	2,108	6/2	5.63

Total investment securities	$4,970,594	$5,013,624			$3,967,938	$3,996,933

(1)
Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities exempt from federal and/or state income taxes are stated on a taxable yield basis assuming statutory rates of 35.0 percent.

Interest income earned on the investment securities portfolio amounted to $9.4 million during the third quarter of 2012 compared to $11.3 million during the same period of 2011, a decrease of $1.9 million or 16.8 percent. This decrease in income is the result of lower yields partially offset by an increase in average balances. The taxable-equivalent yield decreased 39 basis points from 1.17 percent in the third quarter of 2011 to 0.78 percent in the third quarter of 2012. For the nine month period ended September 30, 2012 interest income earned on the investment securities portfolio decreased by $10.3 million and the taxable-equivalent yield fell 39 basis points from the comparable period of 2011. This yield reduction was caused by significantly lower reinvestment rates on new securities as compared to maturing and called securities. We anticipate the yield on investment securities will remain at current low levels until the Federal Reserve begins to raise the benchmark fed funds rates, an action that would likely lead to higher asset yields.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits represent our primary funding source, although we also utilize non-deposit borrowings to stabilize our liquidity base and to fulfill commercial customer demand for treasury services. Interest-bearing liabilities totaled $14.15 billion as of September 30, 2012, down $586.0 million from September 30, 2011 due to continued reductions in deposits assumed in FDIC-assisted transactions, maturities of borrowings from the Federal Home Loan Bank (FHLB) and the 2012 redemption of trust preferred securities.
Deposits. At September 30, 2012, total deposits equaled $17.89 billion, an increase of $315.9 million or 1.8 percent since December 31, 2011 and $229.9 million or 1.3 percent since September 30, 2011. The relative stability of deposits resulted from a reduction in assumed deposits offset by moderate increases in legacy markets.
Due to the presence of significant economic uncertainty and the associated potential risks to funding sources, we continue to focus on core deposit retention as a key business objective. While we believe that traditional bank deposit products remain an appropriate option for many customers, once economic conditions improve, our liquidity position could be adversely impacted as bank deposits are invested elsewhere. Our ability to fund future loan growth could be constrained unless we are able to generate new deposits at a reasonable cost.
Short-term borrowings. At September 30, 2012, short-term borrowings totaled $677.8 million compared to $615.2 million at December 31, 2011, and $600.4 million at September 30, 2011. The increase in short-term borrowings since December 31, 2011, is due to higher customer balances in our business and treasury services sweep products.
Long-term obligations. Long-term obligations equaled $472.2 million at September 30, 2012, down $215.4 million from December 31, 2011, and $272.7 million from September 30, 2011. The decrease since September 30, 2011, resulted from the early redemption of trust preferred securities and maturities of FHLB obligations.
At September 30, 2012, long-term obligations included $97.1 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, a special purpose entity and the grantor trust for $93.5 million of trust preferred securities. FCB/NC Capital Trust III's trust preferred securities mature in 2036 and may be redeemed at par in whole or in part on or after June 30, 2011. BancShares has guaranteed all obligations of FCB/NC Capital Trust III. The proceeds from the trust preferred securities were used to purchase the junior subordinated debentures issued by BancShares.
At September 30, 2011, long-term obligations included $273.2 million in junior subordinated debentures representing obligations to two special purpose entities, FCB/NC Capital Trust I and FCB/NC Capital Trust III (the Capital Trusts). The Capital Trusts were the grantor trusts for $265.0 million of trust preferred securities that were outstanding as of September 30, 2011. The proceeds from the trust preferred securities were used to purchase the junior subordinated debentures issued by BancShares. The $150.0 million in trust preferred securities issued by FCB/NC Capital Trust I had a scheduled maturity date in 2028 but were redeemed in whole in July 2012. During December 2011, BancShares purchased $21.5 million of the trust preferred securities previously issued by FCB/NC Capital Trust III. BancShares has guaranteed all obligations of the Capital Trusts.
The Dodd-Frank Act contains provisions that, over a three-year period, will eliminate our ability to include the trust preferred securities in tier 1 risk-based capital. The phase-out begins January 1, 2013, when one-third of the outstanding trust preferred securities will be excluded. All trust preferred securities will be excluded from risk-based capital effective January 1, 2015. The inability to include the securities in tier 1 risk-based capital was the primary factor that resulted in our decision to redeem the trust preferred securities issued by FCB/NC Capital Trust I and could lead us to redeem securities issued by FCB/NC Capital Trust III prior to the scheduled maturity date.
Expense on interest-bearing liabilities. Interest expense amounted to $21.3 million during the third quarter of 2012, a $13.7 million or 39.1 percent decrease from the third quarter of 2011. The reduced level of interest expense resulted from lower rates and average balances. The rate on average interest-bearing liabilities equaled 0.60 percent during the third quarter of 2012, a 33 basis point decrease from the third quarter of 2011. Average interest-bearing liabilities decreased $803.3 million or 5.4 percent from the third quarter of 2011 to the third quarter of 2012 due to the run-off of deposits assumed in FDIC-assisted transactions and a reduction in long-term obligations resulting from the early redemption of trust preferred securities and maturities of FHLB borrowings.
Average interest-bearing deposits equaled $12.98 billion during the third quarter of 2012, a decrease of $585.1 million or 4.3 percent from the third quarter of 2011. Average money market accounts increased $494.8 million or 9.0 percent from the third quarter of 2011, due to the FDIC-assisted transactions and customers holding available liquidity in flexible deposit accounts. During the third quarter of 2012, time deposits averaged $3.97 billion, down $1.34 billion or 25.2 percent from the third quarter of 2011, resulting from customer preference for non-time deposits.
For the quarters ended September 30, 2012, and September 30, 2011, short-term borrowings averaged $688.8 million and $677.6 million, respectively. The $11.2 million or 1.7 percent increase in average short-term borrowings since the third quarter of 2011 is the result of slight improvements in customer demand for our business and treasury services sweep products.

During the first nine months of 2012, interest expense equaled $72.2 million, compared to $114.4 million during the first nine months of 2011, a 36.9 percent decrease. This decrease in expense resulted principally from lower deposit and borrowing rates during 2012. The rate on average interest-bearing liabilities equaled 0.67 percent during the first nine months of 2012, a 34 basis point decrease from the first nine months of 2011. Average interest-bearing liabilities decreased $821.3 million or 5.4 percent from the first nine months of 2011 to the first nine months of 2012.
NET INTEREST INCOME
Net interest income totaled $215.4 million during the third quarter of 2012, a decrease of $1.8 million or 0.8 percent from the third quarter of 2011. Lower current year net interest income and net yield on interest-earning assets resulted from loan shrinkage. During 2012, strong growth in investment securities and reductions in average loans have caused the taxable-equivalent net yield on interest-earning assets to decline to 4.51 percent for the third quarter, down 9 basis points from the 4.60 percent recorded for the third quarter of 2011. Net interest income for the third quarter of 2012 included $67.6 million of accretion income, compared to $69.8 million in the third quarter of 2011.
Net interest income increased $23.2 million or 3.7 percent during the nine-month period ended September 30, 2012, when compared to the same period of 2011. Net interest income for the nine months ended September 30, 2012, included $193.4 million of accretion income, compared to $192.6 million recognized during the nine months ended September 30, 2011.
The continuing accretion of fair value discounts resulting from acquired loans will likely contribute to volatility in net interest income in future periods. Fair value discounts related to loans that have been repaid unexpectedly will be accreted into interest income at the time the loan obligation is satisfied.

CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - THREE MONTHS
									Table 6
	2012			2011			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets	(dollars in thousands)
Loans and leases	$13,451,164	$227,346	6.72%	$14,173,224	$241,134	6.75%	$(12,485)	$(1,303)	$(13,788)
Investment securities:
U. S. Treasury	897,736	582	0.26	1,209,817	1,778	0.65	(260)	(936)	(1,196)
Government agency	2,836,438	3,844	0.54	2,096,524	5,376	1.05	1,542	(3,074)	(1,532)
Residential mortgage-backed securities	1,075,126	4,793	1.77	333,939	2,366	2.81	4,268	(1,841)	2,427
Corporate bonds	51,065	278	2.18	411,160	1,971	1.90	(1,846)	153	(1,693)
State, county and municipal	663	10	6.00	11,700	173	5.87	(165)	2	(163)
Other	27,019	107	1.58	19,434	21	0.43	19	67	86
Total investment securities	4,888,047	9,614	0.78	4,082,574	11,685	1.17	3,558	(5,629)	(2,071)
Overnight investments	720,263	427	0.24	566,040	351	0.25	94	(18)	76
Total interest-earning assets	$19,059,474	$237,387	4.95%	$18,821,838	$253,170	5.34%	$(8,833)	$(6,950)	$(15,783)

Liabilities
Interest-bearing deposits:
Checking With Interest	$2,100,407	$329	0.06%	$1,890,306	$428	0.09%	$46	$(145)	$(99)
Savings	888,384	112	0.05	837,740	217	0.10	7	(112)	(105)
Money market accounts	6,014,677	4,067	0.27	5,519,919	5,158	0.37	378	(1,469)	(1,091)
Time deposits	3,972,044	9,342	0.94	5,312,664	19,022	1.42	(4,028)	(5,652)	(9,680)
Total interest-bearing deposits	12,975,512	13,850	0.43	13,560,629	24,825	0.73	(3,597)	(7,378)	(10,975)
Short-term borrowings	688,784	1,114	0.64	677,561	1,470	0.86	21	(377)	(356)
Long-term obligations	524,313	6,354	4.85	753,685	8,697	4.62	(2,713)	370	(2,343)
Total interest-bearing liabilities	$14,188,609	$21,318	0.60%	$14,991,875	$34,992	0.93%	$(6,289)	$(7,385)	$(13,674)
Interest rate spread			4.35%			4.41%
Net interest income and net yield
on interest-earning assets		$216,069	4.51%		$218,178	4.60%	$(2,544)	$435	$(2,109)
Loans and leases include loans covered under loss share agreements, loans not covered under loss share agreements, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $713 and $991 for 2012 and 2011, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - NINE MONTHS
									Table 7
	2012			2011			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets	(dollars in thousands)
Loans and leases	$13,628,759	$698,486	6.85%	$14,036,103	$707,542	6.74%	$(20,584)	$11,528	$(9,056)
Investment securities:
U. S. Treasury	957,081	2,050	0.29	1,477,777	7,474	0.73	(1,701)	(3,723)	(5,424)
Government agency	2,807,063	12,916	0.61	1,977,738	15,698	1.03	715	(3,497)	(2,782)
Residential mortgage-backed securities	600,172	8,883	1.98	321,214	7,123	2.96	5,149	(3,389)	1,760
Corporate bonds	157,854	2,319	1.96	449,774	6,266	1.86	(2,708)	(1,239)	(3,947)
State, county and municipal	913	48	7.02	4,784	213	5.95	(188)	23	(165)
Other	20,627	301	1.95	37,993	480	1.69	(236)	57	(179)
Total investment securities	4,543,710	26,517	0.78	4,269,280	37,254	1.17	1,031	(11,768)	(10,737)
Overnight investments	705,113	1,230	0.23	570,872	1,056	0.25	255	(81)	174
Total interest-earning assets	$18,877,582	$726,233	5.14%	$18,876,255	$745,852	5.28%	$(19,298)	$(321)	$(19,619)

Liabilities
Interest-bearing deposits:
Checking With Interest	$2,079,547	$1,005	0.06%	$1,919,384	$1,328	0.09%	$108	$(431)	$(323)
Savings	865,877	332	0.05	821,036	848	0.14	42	(558)	(516)
Money market accounts	5,905,841	12,584	0.28	5,467,088	16,998	0.42	1,348	(5,762)	(4,414)
Time deposits	4,220,319	31,448	1.00	5,531,428	62,552	1.51	(12,403)	(18,701)	(31,104)
Total interest-bearing deposits	13,071,584	45,369	0.46	13,738,936	81,726	0.80	(10,905)	(25,452)	(36,357)
Short-term borrowings	672,386	4,089	0.81	659,351	4,649	0.94	87	(647)	(560)
Long-term obligations	617,403	22,747	4.91	784,414	28,059	4.78	(3,781)	(1,531)	(5,312)
Total interest-bearing liabilities	$14,361,373	$72,205	0.67%	$15,182,701	$114,434	1.01%	$(14,599)	$(27,630)	$(42,229)
Interest rate spread			4.47%			4.27%
Net interest income and net yield
on interest-earning assets		$654,028	4.63%		$631,418	4.47%	$(4,699)	$27,309	$22,610
Loans and leases include loans covered under loss share agreements, loans not covered under loss share agreements, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $2,288 and $2,869 for 2012 and 2011, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

 NONINTEREST INCOME
Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income have traditionally consisted of cardholder and merchant services income, service charges on deposit accounts and revenues derived from wealth management services. During 2012 and 2011, noninterest income has been significantly influenced by post-acquisition adjustments to the FDIC receivable resulting from FDIC-assisted transactions. Third quarter 2011 noninterest income included an $86.9 million acquisition gain resulting from the CCB transaction, while year-to-date 2011 noninterest income included acquisition gains of $150.4 million for the CCB and United Western transactions. No acquisition gains have been recorded during 2012.
During the first nine months of 2012, noninterest income amounted to $156.1 million, compared to $359.1 million during the same period of 2011. The majority of the $203.0 million decrease during 2012 is due to $150.4 million in acquisition gains recognized for the United Western and CCB FDIC-assisted transactions in 2011. As a result of adjustments to the FDIC receivable, noninterest income was reduced by $57.8 million during 2012 compared to $43.0 million during 2011. Noninterest income for 2012 also included a $16.3 million reduction in cardholder and merchant services income resulting from the fourth quarter 2011 enactment of debit card interchange fee limits mandated by the Dodd-Frank Act.
Noninterest income for the third quarter of 2012 equaled $51.8 million compared to $162.9 million in the comparable period of 2011. This decrease of $111.1 million primarily results from the 2011 CCB acquisition gain and reductions in cardholder and merchant services income.
Cardholder and merchant services generated $24.7 million of revenue during the third quarter of 2012, a decrease of $6.1 million or 19.7 percent compared to the third quarter of 2011. This decrease resulted from a reduction in interchange income derived from Visa check cards. The reductions in cardholder income will continue during the fourth quarter of 2012 and later periods.
Service charges on deposit accounts equaled $15.5 million and $16.4 million for the third quarter of 2012 and 2011, respectively, resulting in a 5.1 percent decrease. This reduction is a result of changes to the assessment methodology for overdraft service charges beginning in the third quarter of 2011, including establishing a daily maximum overdraft charge and implementing transaction amounts beneath which overdraft charges would not be assessed.
Mortgage income equaled $2.3 million and $4.0 million for the third quarter of 2012 and 2011, respectively, a $1.7 million decrease from 2011. For 2012, mortgage income equaled $7.2 million compared to $8.8 million during 2011. The reduction in mortgage income during 2012 includes the impact of establishing a $2.6 million reserve for estimated recourse obligations for residential mortgage loans sold to various investors in prior years.
Fees from processing services increased $2.9 million or 12.8 percent during the first nine months of 2012 when compared to 2011, due to accrual adjustments and nonrecurring charges for special services. Although fees from processing services increased during the third quarter and first nine months of 2012 when compared to the same periods of 2011, we expect the revenues derived from this line of business to decline in subsequent periods due to client bank attrition and the conversion of certain banks to different processing systems that result in significantly reduced revenue.
NONINTEREST EXPENSE
The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities, and our technology and operations infrastructure.
Noninterest expense equaled $568.2 million for the first nine months of 2012, a $13.1 million or 2.3 percent decrease from the $581.3 million recorded during the same period of 2011. During 2012, noninterest expense included a $5.3 million increase in foreclosure and loan collection costs and a $4.0 million increase in employee benefits expense. These added costs were offset by a $17.9 million reduction in other expenses including card loyalty expenses, legal fees and various external processing fees. In addition, FDIC insurance expenses declined $5.8 million resulting from adjustments to the assessment calculation that were effective beginning in the second quarter of 2011.
Noninterest expense decreased $13.8 million in the third quarter of 2012 to $190.1 million compared to $203.8 million in the third quarter of 2011 as a result of lower foreclosure-related expenses and costs for card loyalty programs. Foreclosure-related expenses in the third quarter of 2012 decreased $5.9 million from the comparable period of 2011.
Other expenses for the third quarter of 2012 decreased $8.3 million or 15.0 percent when compared to the same period of 2011. This reduction is primarily the result of a decline in expenses related to card loyalty programs, fees for merchant processing, and legal costs. For the third quarter of 2012, other expense includes a $3.6 million premium paid as a result of the redemption of $150.0 million of trust preferred securities prior to their scheduled maturity.

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
Income tax expense totaled $20.0 million and $50.2 million for the third quarters of 2012 and 2011, representing effective tax rates of 33.6 percent and 38.1 percent during the respective periods. For the first nine months of 2012, income tax expense totaled $49.0 million compared to $98.8 million during 2011. The effective tax rates for the nine-month periods equaled 30.3 percent and 37.5 percent, respectively.
The lower effective tax rate for the third quarter of 2012 reflects the impact of various favorable permanent differences on the current quarter pre-tax income. The lower effective tax rate for 2012 primarily resulted from the second quarter recognition of a $6.4 million credit to income tax expense resulting from the favorable outcome of state tax audits for the period 2008-2010, net of additional federal taxes.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
We are committed to effectively managing our capital to protect our depositors, creditors and shareholders. We continually monitor the capital levels and ratios for BancShares and FCB to ensure that they comfortably exceed the minimum requirements imposed by their respective regulatory authorities and to ensure that they are appropriate, given growth projections, risk profile and potential changes in regulatory environment. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material effect on the financial statements. Table 8 provides information on capital adequacy for BancShares as of September 30, 2012, December 31, 2011 and September 30, 2011.

ANALYSIS OF CAPITAL ADEQUACY

					Table 8
	September 30, 2012	December 31, 2011	September 30, 2011	Regulatory minimum	Well-capitalized requirement
	(dollars in thousands)
Tier 1 capital	$2,028,723	$2,072,610	$2,070,216
Tier 2 capital	227,208	250,412	249,840
Total capital	$2,255,931	$2,323,022	$2,320,056
Risk-adjusted assets	$13,457,052	$13,447,702	$13,388,224
Risk-based capital ratios
Tier 1 capital	15.08%	15.41%	15.46%	4.00%	6.00%
Total capital	16.76	17.27	17.33	8.00	10.00
Tier 1 leverage ratio	9.67	9.90	9.83	3.00	5.00
BancShares continues to exceed minimum capital standards and FCB remains well-capitalized.
During 2012, BancShares purchased and retired 12,875 shares of Class B common stock from a former director and members of his family.  These repurchases were made pursuant to an authorization approved by the Board of Directors, and were consummated at a price approved by an independent committee of the Board.
As of July 1, 2012, our board granted authority to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, through June 30, 2013. During the third quarter of 2012, we purchased and retired 15,497 shares of Class A common stock. No purchases of Class B common stock occurred during third quarter of 2012.
As of September 30, 2012, BancShares had $93.5 million of trust preferred capital securities included in tier 1 capital compared to $243.5 million at December 31, 2011 and $265.0 million at September 30, 2011. The Dodd-Frank Act contains provisions that, beginning in 2013, will gradually eliminate our ability to include trust preferred capital securities in tier 1 capital. Due to the Dodd-Frank exclusion, excessive liquidity and the high coupon rate, BancShares redeemed $150.0 million of 8.05 percent trust preferred securities at a premium of $3.6 million on July 31, 2012.
BancShares’ remaining $93.5 million in trust preferred capital securities that currently qualify as tier 1 capital will be phased out in equal increments of $31.2 million over a three-year term, beginning in January 2013. Based on BancShares’

capital structure as of September 30, 2012, the impact of the reduction of $31.2 million will result in a tier 1 leverage capital ratio of 9.52 percent, a tier 1 risk-based capital ratio of 14.84 percent, and a total risk-based capital ratio of 16.53 percent. Elimination of the full $93.5 million of trust preferred capital securities from the September 30, 2012, capital structure will result in a proforma tier 1 leverage capital ratio of 9.22 percent, a tier 1 risk-based capital ratio of 14.38 percent, and a total risk-based capital ratio of 16.07 percent. BancShares and FCB would continue to remain well-capitalized under current regulatory guidelines.
Tier 2 capital of BancShares and FCB includes qualifying subordinated debt that was issued in 2005 with a scheduled maturity date of June 1, 2015. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in tier 2 capital by 20 percent for each year until the debt matures. The amount of subordinated debt that qualifies as tier 2 capital totaled $50.0 million as of September 30, 2012 compared to $75.0 million at September 30, 2011. The amount of subordinated debt that may be included in tier 2 capital will decline $25.0 million in the second quarter of 2013 to $25.0 million, and the subordinated debt will be completely removed from tier 2 capital in the second quarter of 2014.
In September 2010, the Basel Committee on Banking Supervision announced new global regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for bank holding companies through a combination of higher minimum capital requirements, new capital conservation buffers, and more conservative definitions of capital and exposure. Basel III would impose a new tier 1 common equity requirement of 7.00 percent, comprised of a minimum of 4.50 percent plus a capital conservation buffer of 2.50 percent. The transition period for banks to meet the revised common equity requirement will begin in 2013, with full implementation in 2019. The committee has also stated that it may require a counter-cyclical capital buffer in addition to Basel III standards. The new rule also proposes the deduction of certain assets in measuring tier 1 capital.
In June 2012, the Federal Reserve released proposed rules regarding implementation of the Basel III regulatory capital rules for United States banking organizations. The proposed rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the proposed rules include the total phase-out from tier 1 capital of trust preferred securities for all banks, a capital conservation buffer of 2.50 percent above minimum capital ratios, inclusion of accumulated other comprehensive income in tier 1 common equity, inclusion in tier 1 capital of perpetual preferred stock, and an effective floor for tier 1 common equity of 7.00 percent. Final rules are expected to be adopted in 2013. While we have estimated the impact that the proposed rules would have on our capital ratios, we are unable at this time to predict how the final rules will differ from the proposed rules and what the effective date of the final rules will be. We will continue to monitor Basel III developments and remain committed to managing our capital levels in a prudent manner. BancShares' tier 1 common equity ratio based on the current tier 1 capital and risk-adjusted assets calculations (excluding trust preferred securities) is 14.38 percent at September 30, 2012 as calculated in Table 9 compared to the proposed fully phased-in Federal Reserve standards of 7.00 percent.

TIER 1 COMMON EQUITY

Table 9
September 30, 2012
(dollars in thousands)
Tier 1 capital	$2,028,723
Less: restricted core capital	93,500
Tier 1 common equity	$1,935,223
Risk-adjusted assets	$13,457,052

Tier 1 common equity ratio	14.38%

IMPAIRMENT
US GAAP requires that we perform an impairment test each year to determine if goodwill is impaired. Annual impairment tests are conducted as of July 31 each year. We performed the annual goodwill impairment test during the third quarter of 2012, and there was no impairment of goodwill.
In addition to the annual testing requirement, we are required to test goodwill for impairment for various other events including significant adverse changes in the business climate. Throughout much of 2012, the market price of our common stock has been lower than book value, suggesting the possibility of impairment. As of September 30, 2012, the market price of our common stock was $162.90, compared to a book value of $192.49. If the stock price deteriorates further or remains below book value for a sustained period, subsequent impairment tests may determine that impairment exists. An impairment charge could have a significant impact on our consolidated income statement. However, a goodwill impairment charge would not impact our capital ratios as those ratios are calculated using tangible capital amounts.

RISK MANAGEMENT

Effective management of risk is a critical component of our financial and operational structure. The most significant risks that we confront are credit, interest rate and liquidity risk. Credit risk is the risk of not collecting payments pursuant to the contractual terms of loan, lease and investment assets. Interest rate risk results from changes in interest rates which may impact the re-pricing of assets and liabilities in different amounts or at different dates. Liquidity risk is the risk that we will be unable to fund obligations to loan customers, depositors or other creditors. To manage these risks as well as other risks that are inherent in our operations and to provide reasonable assurance that our long-term business objectives will be attained, various policies and risk management processes identify, monitor and manage risk within appropriate ranges. Management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.

In response to the requirements of the Dodd-Frank Act, federal regulators released final stress testing rules on October 9, 2012. The annual stress test is a component of a broader stress testing framework that will be finalized prior to December 31, 2012. Implementation of the annual stress testing requirement has been delayed until September 30, 2013 for institutions with total assets of $10.00 billion to $50.00 billion. Through the stress testing program being implemented, BancShares and FCB will satisfactorily comply with the October stress testing regulations as well as regulations for ongoing bank-level stress testing published in May 2012. The results of the stress testing activities will be considered in combination with other risk management and monitoring practices to maintain an effective risk management program.
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
We maintain a diversified loan and lease portfolio, and seek to minimize the risk associated with large concentrations within specific geographic areas, collateral types or industries. Despite our focus on diversification, several characteristics of our loan portfolio subject us to significant risk. These include our concentrations of real estate secured loans, revolving mortgage loans, and medical-related loans.
We have historically carried a significant concentration of real estate secured loans. Within our noncovered loan portfolio, we mitigate that exposure through our underwriting policies that principally rely on adequate borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner occupied. At September 30, 2012, loans secured by real estate not covered by loss share agreements totaled $8.84 billion or 77.2 percent of total noncovered loans and leases compared to $8.85 billion or 76.4 percent of noncovered loans and leases at December 31, 2011 and $8.82 billion or 76.0 percent at September 30, 2011.
Revolving mortgage loans secured by real estate amounted to $2.24 billion, or 19.6 percent of loans not covered by loss share agreements at September 30, 2012 compared to $2.30 billion or 19.8 percent at December 31, 2011 and $2.30 billion or 19.8 percent at September 30, 2011. Our revolving mortgage loans present a heightened risk due to the extended term nature of the commitments, the presence of a large number of loans secured by junior liens, and the possibility that the financial position of the borrower or the value of the collateral may deteriorate significantly during the term of the loan. A substantial decline in collateral value could render a junior lien position to be effectively unsecured.
We have not acquired revolving mortgages in the secondary market, and we have not originated these loans to customers outside of our market areas. All noncovered revolving mortgage loans were originated by us and were underwritten based on our standard lending criteria. The revolving mortgage loan portfolio consists largely of variable rate lines of credit which allow customer draws during the entire contractual period of the line of credit which is typically 15 years. Approximately 85 percent of outstanding balances as of September 30, 2012, require interest-only payments, while the remaining require monthly payments equal to 1.5 percent of the outstanding balance. Over 90 percent of the revolving mortgage loan portfolio relates to properties in North Carolina and Virginia. Approximately one-third of the loan balances outstanding are secured by senior collateral positions while the remaining balances are secured by junior liens. Due to higher default risk resulting from financial strain facing our borrowers and lower collateral values, we are now collecting data to monitor performance of senior lien positions held by other lenders to allow more accurate estimation of the probability of default on junior lien positions we hold and plan to utilize this data to assess risk later this year. The credit profile of the borrowers is reviewed at least annually and most borrowers have maintained excellent ratings based on current credit scores available from third-parties. The allowance for our revolving mortgage loans is calculated using estimated loss rates with primary consideration placed on losses sustained in recent periods.  When considering future losses, we apply subjective adjustments to actual prior losses if we believe we may experience higher or lower losses in future periods due to the various risks that are unique to revolving mortgage loans including junior lien positions, trends in real estate valuations and potentially higher interest rates.
Noncovered loans and leases to borrowers in medical, dental or related fields totaled $3.06 billion as of September 30, 2012, which represents 26.7 percent of loans and leases not covered by loss share agreements, compared to $3.07 billion or 26.5 percent of noncovered loans and leases at December 31, 2011, and $3.11 billion or 26.8 percent of noncovered loans and leases at September 30, 2011. The risk on these loans is mitigated through our underwriting policies that emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10 percent of total noncovered loans and leases outstanding at September 30, 2012.
Nonperforming assets include nonaccrual loans and leases and other real estate owned (OREO) that are both covered and not covered by FDIC loss share agreements. With the exception of certain residential mortgage loans, the accrual of interest on noncovered loans and leases is discontinued when we deem that collection of additional principal or interest is doubtful. Noncovered loans and leases are returned to accrual status when both principal and interest are current and the asset is determined to be performing in accordance with the terms of the loan instrument. The accrual of interest on certain residential mortgage loans is discontinued when a loan is more than three monthly payments past due, and the accrual of interest resumes when the loan is less than three monthly payments past due. See Table 10 for details on nonperforming assets and other risk elements.
The accretion of income for covered loans and leases is discontinued when we are unable to estimate the timing of cash flows. This designation may be made at acquisition date or subsequent to acquisition date when a loan matures and no formal repayment plan has been established. Covered loans may begin or resume accretion of income if information allows us to estimate the timing of cash flows.
OREO includes foreclosed property and branch facilities that we have closed but not sold.
At September 30, 2012, BancShares’ nonperforming assets amounted to $379.4 million or 2.8 percent of total loans and leases plus OREO, compared to $553.8 million or 3.9 percent at December 31, 2011, and $560.6 million or 3.9 percent at September 30, 2011. Of the $379.4 million in nonperforming assets at September 30, 2012, $259.1 million is covered by FDIC loss share agreements with the remaining $120.3 million not covered by loss share agreements. The reduction in covered nonperforming assets from previous periods resulted from the third quarter 2012 deployment of TVB and VB loans to an acquired loan accounting system, which resulted in a reduction in nonaccrual loans for those loans that were previously accounted for under the cost recovery method but are now accreting yield. Nonperforming assets not covered by loss share agreements represented 1.0 percent of noncovered loans and leases plus OREO as of September 30, 2012, compared to 0.9 percent as of September 30, 2011.
Covered nonaccrual loans equaled $142.7 million as of September 30, 2012 compared to $302.1 million at December 31, 2011 and $291.9 million at September 30, 2011. The reduction in covered nonaccrual loans as of September 30, 2012 results from the deployment of TVB and VB loans to an acquired loan accounting systems during the third quarter of 2012, which resulted in accretion income being recognized on loans previously classified as nonaccrual. Noncovered nonaccrual loans increased $22.5 million from December 31, 2011, to September 30, 2012, the net result of increases in commercial mortgage and commercial and industrial loans and reductions in construction and land development loans.
OREO not covered by loss share agreements totaled $45.1 million at September 30, 2012, compared to $50.4 million at December 31, 2011 and $48.6 million at September 30, 2011. A significant portion of the OREO not covered by loss share agreements relates to real estate exposures in the Atlanta, Georgia, and Southwest Florida markets arising from earlier residential construction financing. Prior to the economic slowdown, both markets experienced significant over-development that resulted in extremely weak sales of new residential units and material declines in property values. At September 30, 2012, construction and land development properties including vacant land for development represented 39.5 percent of noncovered

OREO. Vacant land values have experienced an especially steep decline during the economic slowdown and values may decline further.
Once acquired, net book values of OREO are reviewed at least annually to evaluate if write-downs are required. Real estate appraisals are reviewed by the appraisal review department to ensure the quality of the appraised value provided in the reports. The level of review is dependent on the value and type of the collateral, with higher value and more complex properties receiving a more detailed review. In a market of declining property values, which we have experienced in recent years, in addition to appraisals, we utilize other resources to obtain the most current market value. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. The asset manager uses the information gathered from brokers and other market sources to identify any significant changes in the market or the subject property as they occur. Valuations are then adjusted or new appraisals are ordered to ensure the reported values reflect the most current information. Decisions regarding write-downs are based on factors that include appraisals, broker opinions, previous offers received on the property, market conditions and the number of days the property has been on the market.
At September 30, 2012, the allowance for loan and lease losses allocated to noncovered loans totaled $186.0 million or 1.62 percent of loans and leases not covered by loss share agreements, compared to $180.9 million or 1.56 percent at December 31, 2011 and $179.1 million or 1.54 percent at September 30, 2011. The increase in the allowance for noncovered loan and lease losses from September 30, 2011, was primarily due to deterioration in the commercial loan portfolios. The allowance for loans individually evaluated for impairment has increased by $9.3 million since December 31, 2011, due to a lower threshold used to identify impaired loans and reductions in collateral values. The allowance for loans collectively evaluated for impairment has decreased $5.3 million due to a significantly larger portion of the loan portfolio evaluated for individual impairment. Delinquency levels and charge-offs on revolving mortgage loans are projected to remain elevated due to weakened collateral positions, particularly for loans secured by junior collateral positions.
An additional allowance of $90.5 million relates to covered loans at September 30, 2012, established as a result of post-acquisition deterioration in credit quality for covered loans. The allowance for covered loans equaled $89.3 million at December 31, 2011, and $75.1 million at September 30, 2011. The allowance for covered loans has increased since September 30, 2011, due to allowances required for loans arising from the CCB transaction and additional allowances on loans from previous transactions, offset by improvements.
Management considers the allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at September 30, 2012, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.
The provision for noncovered loan and lease losses recorded during the third quarter of 2012 equaled $7.4 million, compared to $14.3 million during the third quarter of 2011. The reduction in provision for noncovered loans and leases was primarily the result of reduced provisions for loans between $500,000 and $1.0 million now individually evaluated for impairment and reduced charge-offs. During the third quarter of 2012, we recorded provision expense of $10.2 million for covered loans compared to $30.3 million during the third quarter of 2011, due to lower post-acquisition deterioration of loans, the reversal of previously recorded allowances due to improvements in expected cash flows, and reduced charge-offs. The provision for covered loan and lease losses resulting from changes in loss estimates triggers corresponding adjustments to the FDIC receivable which are offset by noninterest income at the applicable reimbursement rate.
The provision for noncovered loan and lease losses recorded during the nine-month period ended September 30, 2012, equaled $39.5 million, compared to $39.0 million during the same period of 2011. Provision expense related to covered loans totaled $38.5 million and $104.1 million during the nine month periods ended September 30, 2012 and 2011, respectively. The decrease in covered loan provision was due to lower post-acquisition deterioration of loans, the reversal of previously recorded allowances resulting from improvements in expected cash flows, and reduced charge-offs during 2012.
Exclusive of losses related to covered loans, net charge-offs equaled $6.5 million during the third quarter of 2012, compared to $15.8 million during the third quarter of 2011. On an annualized basis, net charge-offs represented 0.22 percent of average noncovered loans and leases during the third quarter of 2012 compared to 0.54 percent during the third quarter of 2011. Net charge-offs on covered loans equaled $7.5 million in the third quarter of 2012 compared to $24.7 million recorded in the third quarter of 2011. When actual losses are less than initial estimates, the difference is recognized as accretable yield and included in interest income prospectively over the remaining life of the loan. Any subsequent differences in initial estimates and actual results are also reflected with an adjustment to the FDIC receivable at the applicable indemnification rate.

Table 10 provides details concerning the allowance for loan and lease losses during the past five quarters.

ALLOWANCE FOR LOAN AND LEASE LOSS EXPERIENCE AND RISK ELEMENTS							Table 10
		2012		2011		Nine months ended September 30
	Third	Second	First	Fourth	Third
(dollars in thousands; unaudited)	Quarter	Quarter	Quarter	Quarter	Quarter	2012	2011
Allowance for loan and lease losses at beginning of period	$272,929	$272,500	$270,144	$254,184	$250,050	$270,144	$227,765
Provision for loan and lease losses:
Covered by loss share agreements	10,226	18,678	9,603	70,408	30,317	38,507	104,070
Not covered by loss share agreements	7,397	10,989	21,112	18,845	14,311	39,500	38,954
Net charge-offs of loans and leases:
Charge-offs	(15,196)	(30,934)	(30,379)	(74,698)	(42,314)	(76,508)	(122,142)
Recoveries	1,198	1,696	2,020	1,405	1,820	4,911	5,537
Net charge-offs of loans and leases	(13,998)	(29,238)	(28,359)	(73,293)	(40,494)	(71,597)	(116,605)
Allowance for loan and lease losses at end of period	$276,554	$272,929	$272,500	$270,144	$254,184	$276,554	$254,184
Allowance for loan and lease losses at end of period allocated to loans and leases:
Covered by loss share agreements	$90,507	$87,797	$86,117	$89,261	$75,050	$90,507	$75,050
Not covered by loss share agreements	186,047	185,132	186,383	180,883	179,134	186,047	179,134
Allowance for loan and lease losses at end of period	$276,554	$272,929	$272,500	$270,144	$254,184	$276,554	$254,184
Detail of net charge-offs of loans and leases:
Covered by loss share agreements	$7,516	$16,998	$12,747	$56,197	$24,702	$37,261	$80,268
Not covered by loss share agreements	6,482	12,240	15,612	17,096	15,792	34,336	36,337
Total net charge-offs	$13,998	$29,238	$28,359	$73,293	$40,494	$71,597	$116,605
Reserve for unfunded commitments	$7,999	$7,869	$7,789	$7,789	$7,962	$7,999	$7,962
Average loans and leases:
Covered by loss share agreements	1,916,305	2,076,199	2,254,636	2,443,665	2,500,807	2,076,756	2,458,184
Not covered by loss share agreements	11,534,859	11,535,335	11,567,590	11,649,368	11,672,417	11,552,003	11,577,919
Loans and leases at period-end:
Covered by loss share agreements	1,897,097	1,999,351	2,183,869	2,362,152	2,557,450	1,897,097	2,557,450
Not covered by loss share agreements	11,455,233	11,462,458	11,489,529	11,581,637	11,603,526	11,455,233	11,603,526
Risk Elements
Nonaccrual loans and leases:
Covered by loss share agreements	$142,696	$271,381	$292,229	$302,102	$291,890	$142,696	$291,890
Not covered by loss share agreements	75,255	69,406	66,363	52,741	59,603	75,255	59,603
Other real estate:
Covered by loss share agreements	116,405	117,381	142,418	148,599	160,443	116,405	160,443
Not covered by loss share agreements	45,063	49,454	48,092	50,399	48,616	45,063	48,616
Total nonperforming assets	$379,419	$507,622	$549,102	$553,841	$560,552	$379,419	$560,552
Nonperforming assets covered by loss share agreements	$259,101	$388,762	$434,647	$450,701	$452,333	$259,101	$452,333
Nonperforming assets not covered by loss share agreements	120,318	118,860	114,455	103,140	108,219	120,318	108,219
Total nonperforming assets	$379,419	$507,622	$549,102	$553,841	$560,552	$379,419	$560,552
Accruing loans and leases greater than 90 days past due:
Covered by loss share agreements	$248,573	$254,580	$268,403	$292,194	$289,833	$248,573	$289,833
Not covered by loss share agreements	14,071	12,907	13,828	14,840	17,887	14,071	17,887
Ratios
Net charge-offs (annualized) to average loans and leases:
Covered by loss share agreements	1.56%	3.29%	2.27%	9.12%	3.92%	2.40%	4.37%
Not covered by loss share agreements	0.22	0.43	0.54	0.58	0.54	0.40	0.42
Allowance for loan and lease losses to total loans and leases:
Covered by loss share agreements	4.77	4.39	3.94	3.78	2.93	4.77	2.93
Not covered by loss share agreements	1.62	1.62	1.62	1.56	1.54	1.62	1.54
Nonperforming assets to total loans and leases plus other real estate:
Covered by loss share agreements	12.87	18.37	18.68	17.95	16.64	12.87	16.64
Not covered by loss share agreements	1.05	1.03	0.99	0.89	0.93	1.05	0.93
Total	2.81	3.72	3.96	3.92	3.90	2.81	3.90

Restructured loans (TDRs) not covered by loss share agreements that are performing under their modified terms equaled $106.4 million at September 30, 2012, compared to $123.8 million at December 31, 2011, and $86.4 million at September 30, 2011. Total covered and noncovered restructured loans as of September 30, 2012 equaled $298.5 million, $208.4 million of which are performing under their modified terms. TDRs are selectively made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. These modifications are typically executed only when customers are current on their payment obligation and we believe the modification will result in avoidance of default. Typical modifications include short-term deferral of interest or modification of payment terms. Nonperforming TDRs are not accruing interest and are included as risk elements within nonaccrual loans and leases in Table 10. Table 10 does not include performing TDRs, which are accruing interest based on the restructured terms. Table 11 provides details on performing and nonperforming TDRs as of September 30, 2012, December 31, 2011, and September 30, 2011.

TROUBLED DEBT RESTRUCTURINGS			Table 11
	September 30, 2012	December 31, 2011	September 30, 2011
Performing TDRs:	(thousands)
Covered by loss share agreements	$101,974	$126,240	$92,987
Not covered by loss share agreements	106,390	123,796	86,406
Total performing TDRs	208,364	250,036	179,393
Nonperforming TDRs:
Covered by loss share agreements	53,089	43,491	66,442
Not covered by loss share agreements	37,042	29,534	31,864
Total nonperforming TDRs	90,131	73,025	98,306
All TDRs:
Covered by loss share agreements	155,063	169,731	159,429
Not covered by loss share agreements	143,432	153,330	118,270
Total TDRs	$298,495	$323,061	$277,699

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
We assess our interest rate risk by simulating future amounts of net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Certain variable rate products, including revolving mortgage loans, have interest rate floors. Due to the existence of contractual floors on loans, competitive pressures that constrain our ability to reduce deposit interest rates, and the extremely low current level of interest rates, it is highly unlikely that the rates on most interest-earning assets and interest-bearing liabilities can decline from current levels. In our simulations, we do not currently calculate rate shocks, rate ramps or market value of equity for declining rate scenarios, and assume that the prime rate will not move below the September 30, 2012, rate of 3.25 percent. Our rate shock simulations indicate that, over a 24-month period, net interest income will increase by 3.1 percent, 4.3 percent and 5.2 percent with rates rising 200- and 300- and 400-basis points respectively. Our shock projections incorporate assumptions of likely customer migration of short-term deposit instruments to long-term, higher-rate instruments as rates rise. We also utilize the market value of equity as a tool in measuring and managing interest rate risk. As of September 30, 2012, the market value of equity calculated with 200-, 300- and 400-basis point immediate increases in interest rates equal 10.29 percent, 10.12 percent and 9.76 percent, respectively. The projected market value of equity under a stable rate scenario equals 10.41 percent.
We do not typically utilize interest rate swaps, floors, collars, or other derivative financial instruments to attempt to hedge our rate sensitivity and interest rate risk. However, during 2006, we entered into an interest rate swap to synthetically convert the variable rate on $115.0 million of junior subordinated debentures to a fixed rate of 7.125 percent for a period of five years. This swap matured on June 30, 2011. During 2009, we entered into a second interest rate swap covering the period from June 2011 to December 2011 at a fixed interest rate of 5.50 percent. Following the redemption of $21.5 million of the junior subordinated debentures, the 2009 swap was terminated in December 2011 and we entered into a new swap to synthetically convert the variable rate on the remaining $93.5 million of junior subordinated debentures to a fixed rate of 5.50 percent through June 2016. All of the interest rate swaps qualified as hedges under US GAAP during the periods in which they were in effect.
Liquidity risk management. Liquidity risk results from the mismatching of asset and liability cash flows and the potential inability to secure adequate amounts of funding from traditional sources of liquidity at a reasonable cost. We manage this risk by structuring our balance sheet prudently and by maintaining various noncore funding sources to fund potential cash needs. Our primary source of funds has historically been our large retail and commercial customer base, which continues to provide a stable source of core deposits. Core deposits are our largest and most cost-effective source of funding. We also maintain access to various types of noncore funding, including advances from the FHLB system, federal funds arrangements with correspondent banks, brokered and CDARS deposits, and a line of credit from a correspondent bank. Short-term borrowings resulting from commercial treasury customers are also a recurring source of liquidity, although the majority of those borrowings must be collateralized, thereby potentially restricting the use of the resulting liquidity.
We project our liquidity levels in the normal course of business as well as in conditions that might give rise to significant stress on our current liquidity and contingent sources of liquidity through noncore funding. We endeavor to estimate the impact of on and off-balance sheet arrangements and commitments that may impact liquidity. We monitor various financial and liquidity metrics, perform liquidity stress testing, and have documented contingency funding plans that would be invoked if conditions warranted. Sources of noncore funding include available cash reserves, the ability to sell, pledge, or borrow against unpledged investment securities portfolio, and available borrowing capacity at the FHLB and the Federal Reserve discount window.
One of our principal sources of noncore funding is advances from the FHLB of Atlanta. Outstanding advances from FHLB Atlanta equaled $250.3 million as of September 30, 2012, and we had sufficient collateral pledged to secure $1.03 billion of additional borrowings. Additionally, we maintain federal funds lines of credit and other borrowing facilities. At September 30, 2012, BancShares had contingent access to $475.0 million in unsecured borrowings through its various sources.
Once we have satisfied our loan demand and other funding needs, residual liquidity is held in cash or invested in overnight investments and investment securities available for sale. Net of amounts pledged for various purposes, the amount of such immediately-available balance sheet liquidity approximated $2.61 billion at September 30, 2012, compared to $1.40 billion at December 31, 2011, and $1.47 billion at September 30, 2011.

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
CURRENT ACCOUNTING AND REGULATORY ISSUES
In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). ASU 2011-04 creates a uniform framework for applying fair value measurement principles for companies around the world. It eliminates differences between GAAP and International Financial Reporting Standards issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company’s valuation processes. The updates in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011, and all amendments are to be applied prospectively with any changes in measurements recognized in income in the period of adoption. The provisions of this update have affected BancShares' financial statement disclosures but had no impact on BancShares' financial condition, results of operations or liquidity.
In June 2011, the FASB issued Comprehensive Income: Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 allows financial statement issuers to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, in December 2011, the FASB issued Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12) which deferred the portion of ASU 2011-05 that relates to the presentation of reclassification adjustments. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity, which is the presentation method previously utilized by BancShares. The updates in ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and have been applied retrospectively. The provisions of these updates have affected BancShares' financial statement format but had no impact on BancShares' financial condition, results of operations or liquidity.
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
In September 2012, the FASB's Emerging Issues Task Force (EITF) ratified EITF issued EITF Issue No. 12-C Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as the Result of a Government-Assisted Acquisition of a Financial Institution (Issue 12-C). Issue 12-C requires that any indemnification asset resulting from a government-assisted transaction be subsequently measured on the same basis as the underlying loans by using the contractual limitations of the related loss share agreement. Issue 12-C is to be applied prospectively to new and earlier transactions, including the FDIC-assisted transactions involving BancShares. Issue 12-C is effective for periods ending after December 15, 2012, with early adoption permitted. BancShares adopted the provisions of Issue 12-C effective September 30, 2012, with no material impact on BancShares' financial condition, results of operations or liquidity.
The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) has resulted in expansive changes in many areas affecting the financial services industry in general and BancShares in particular. The legislation provides broad economic oversight, consumer financial services protection, investor protection, rating agency reform, and derivative regulatory reform. Various corporate governance requirements have resulted in expanded proxy disclosures and shareholder rights. Additional provisions address the mortgage industry in an effort to strengthen lending practices. Deposit insurance reform has resulted in permanent FDIC protection for up to $250,000 of deposits and requires the FDIC’s Deposit Insurance Fund to maintain 1.35 percent of insured deposits with the burden for closing the shortfall falling to banks with more than $10.00 billion in assets.
In response to the Dodd-Frank Act, the formula used to calculate the FDIC insurance assessment paid by each FDIC-insured institution was significantly altered. The new formula was effective April 1, 2011, and changes the assessment base from deposits to total assets less equity, thereby placing a larger assessment burden on banks with large levels of non-deposit funding. The new assessment formula also considers the level of higher-risk consumer loans and higher-risk commercial and industrial loans and securities, risk factors that will potentially result in incremental insurance costs. The FDIC recently finalized their definitions of these higher-risk assets and reporting of these assets under the new definitions is effective beginning April 1, 2013. This new reporting requirement requires BancShares to implement process and system changes to accurately identify and report these higher-risk assets.
The Dodd-Frank Act also imposes new regulatory capital requirements for banks that will result in the disallowance of qualified trust preferred capital securities as tier 1 capital beginning in 2013. This legislation requires the reduction in tier 1 capital by the amount of qualified trust preferred capital securities in equal increments over a three-year period beginning in 2013. As of September 30, 2012, BancShares had $93.5 million in trust preferred capital securities that were outstanding and included as tier 1 capital following the July 31, 2012 redemption of $150.0 million of trust preferred capital securities. The remaining $93.5 million in trust preferred capital securities will be eliminated from tier 1 capital in installments of $31.2 million in each year over the three-year period beginning in 2013.
On June 29, 2011, the Board of Governors of the Federal Reserve System issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The issuance of this rule was required by the Dodd-Frank Act. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The Federal Reserve also approved an interim final rule that allows for an upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim final rule. The provisions of this rule were effective on October 1, 2011, and it is expected to continue to have a negative impact on BancShares noninterest income throughout 2012.
Due to the breadth of the impact of the new legislation and the pending issuance of regulations implementing the legislation, we are unable to estimate the impact of complying with the various provisions.
In June 2012, the Federal Reserve released proposed rules regarding implementation of the Basel III regulatory capital rules for United States banking organizations. The proposed rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the proposed rules include the total phase-out from tier 1 capital of trust preferred securities for all banks, a capital conservation buffer of 2.50 percent above minimum capital ratios, inclusion of accumulated other comprehensive income in tier 1 common equity, inclusion in tier 1 capital of perpetual preferred stock, and an effective floor for tier 1 common equity of 7.00 percent. Final rules are expected to be adopted in 2013. While we have estimated the impact that the proposed rules would have on our capital ratios, we are unable at this time to predict how the final rules will differ from the proposed rules and what the effective date of the final rules will be. We will continue to monitor Basel III developments and remain committed to managing our capital levels in a prudent manner. BancShares' tier 1 common equity ratio based on the current tier 1 capital and risk-adjusted assets calculations (excluding trust preferred securities) is 14.38 percent at September 30, 2012 compared to the proposed fully phased-in Federal Reserve standards of 7.00 percent.
Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, management is not aware of any further recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.
FORWARD-LOOKING STATEMENTS
Statements in this Report and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include, but are not limited to, factors discussed in our Annual Report on Form 10-K and in other documents filed by us from time to time with the Securities and Exchange Commission.
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
Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of September 30, 2012, BancShares’ market risk profile has not changed significantly from December 31, 2011. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

Management has undertaken numerous specific actions and initiatives to remediate the material weakness. As of December 31, 2011, acquired loans resulting from four of the six FDIC-assisted transactions had not yet been converted to the acquired loan accounting system used by BancShares. In order to accelerate the conversion of the remaining acquired loans, in the first quarter of 2012 management engaged an external firm to provide consultation and assistance with the conversion project and general assistance with processes and controls over acquired loans. The engagement commenced during the second quarter of 2012 and, as of this filing, two of the four remaining banks are being processed on the acquired loan accounting system. Management currently anticipates that the conversion of the remaining two banks will be substantially completed by December 31, 2012. The full conversion to and utilization of the automated acquired loan accounting system will significantly reduce the risk of errors, and allow for more effective controls over post-acquisition accounting for acquired loans and the FDIC receivable. In addition to the engagement of the external firm, additional staff support has been hired to support the acquisition accounting function.

Significant efforts have been undertaken to enhance the methodology to analyze the validity of the valuation of the FDIC receivable including enhanced quarterly credit reviews with specific focus on events that could potentially prevent losses on covered assets from being reimbursable. Additional validation of the components and reasonableness of the FDIC receivable for each of the four banks converted to the acquired loan accounting system was performed during the third quarter of 2012 through a methodology developed by the consulting firm.

Management has also implemented specific internal control improvements during the first three quarters of 2012, including top-level reconciliations for acquired loans, enhanced review controls related to the calculation of the FDIC receivable for banks not yet on the automated acquired loan accounting system, the use of checklists to document processes related to accounting for acquired loans that have not yet been converted to the automated acquired loan accounting system, development of detailed procedure documents related to loans accounted for on the acquired loan accounting system, and the preparation of enhanced quarterly yield analyses. Additional controls and procedures will be implemented during the remainder of 2012, primarily related to the loans that have been converted to the acquired loan accounting system.

Other than the ongoing implementation of internal control improvements related to the material weakness as described above, no changes in BancShares' internal control over financial reporting were identified as having occurred in the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, BancShares' internal control over financial reporting.

PART II

Item 1A.	Risk Factors

The risks and uncertainties that management believes are material are described below. Before making an investment decision, these risks and uncertainties should be carefully considered together with all of the other information included or incorporated herein by reference. The risks listed are not the only risks that BancShares faces. Additional risks and uncertainties that are not currently known or that management does not currently deem to be material could also have a material adverse impact on our financial condition, the results of our operations, or our business. If this were to occur, the market price of our common stock could decline significantly.

Unfavorable economic conditions could continue to adversely affect our business

Our business is highly affected by national, regional and local economic conditions. These conditions cannot be predicted or controlled, and may have a material impact on our operations and financial condition. Unfavorable economic developments over the course of the last three years have resulted in negative effects on the business, risk profile, financial condition, and results of operations of financial institutions in the United States, including BancShares and FCB. Continued unfavorable economic conditions could weaken the national economy further as well as the economies of communities that we serve. Further economic deterioration in our market areas could depress our earnings and have an adverse impact on our financial condition and capital adequacy.

Weakness in real estate markets, exposure to junior liens and the lack of information related to performance of senior lien positions have adversely impacted our business and our results of operations and may continue to do so

Real property collateral values have declined due to continuing weaknesses in real estate sales activity. That risk, coupled with higher delinquencies and losses on various loan products caused by high rates of unemployment and underemployment, has resulted in losses on loans that, while adequately collateralized at the time of origination, are no longer fully secured. Our continuing exposure to under-collateralization is concentrated in our non-commercial revolving mortgage loan portfolio.

Because of our conservative underwriting policies and generally stable or increasing collateral values, we have historically not experienced significant losses resulting from our junior lien positions. As a result, we have not closely monitored performance of senior lien positions held by other financial institutions. However, due to higher defaults resulting from financial strain facing our borrowers and lower collateral values, we are now collecting data to monitor performance of senior lien positions held by other lenders to allow better estimation of the probability of default on junior lien positions we hold. Approximately two-thirds of the revolving mortgage portfolio is secured by junior lien positions, and lower real estate values for collateral underlying these loans has, in many cases, caused the outstanding balance of the senior lien to exceed the value of the collateral, resulting in a junior lien loan that is in effect unsecured.

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

Reimbursements under loss share agreements are subject to FDIC oversight and interpretation and contractual term limitations

The FDIC-assisted transactions completed during 2011, 2010 and 2009 include significant protection to FCB from the exposures to prospective losses on certain assets that are covered under loss share agreements with the FDIC. Loans and leases covered under loss share agreements represent 14.2 percent of total loans and leases as of September 30, 2012. The loss share agreements impose certain obligations on us, including obligations to mange assets in a manner consistent with prudent business practices and in accordance with the procedures and practices that we customarily use for assets that are not covered by loss share agreements. We are also required to report detailed loan level information and file requests for reimbursement of covered losses and expenses on a quarterly basis. In the event of noncompliance, delay or disallowance of some or all of our rights under those agreements could occur, including the denial of reimbursement for losses and related collection costs. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for noncompliance.

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

The Dodd-Frank Act instituted significant changes to the overall regulatory framework for financial institutions, including the creation of the CFPB that will impact BancShares and FCB. During the fourth quarter of 2011, limitations on debit card interchange fees became effective. Beginning January 1, 2013, a portion of our long-term borrowings that currently qualify as tier 1 capital will cease to be included in tier 1 capital.

In September 2010, the Basel Committee on Banking Supervision announced new global regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for bank holding companies through a combination of higher minimum capital requirements, new capital conservation buffers, and more conservative definitions of capital and exposure.

In June 2012, the Federal Reserve released proposed rules regarding implementation of the Basel III regulatory capital rules for United States banking organizations. The proposed rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the proposed rules include the total phase-out from tier 1 capital of trust preferred securities for all banks, a capital conservation buffer of 2.50 percent above minimum capital ratios, inclusion of accumulated other comprehensive income in tier 1 common equity, inclusion in tier 1 capital of perpetual preferred stock, and an effective floor for tier 1 common equity of 7.00 percent. Final rules are expected to be adopted in 2013. While we have estimated the impact that the proposed rules would have on our capital ratios, we are unable at this time to predict how the final rules will differ from the proposed rules and what the effective date of the final rules will be.

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

Natural disasters and other catastrophes could affect our ability to operate

The occurrence of catastrophic events, including weather-related events such as hurricanes, tropical storms, floods, or windstorms, as well as earthquakes, pandemic disease, fires and other catastrophes, could adversely affect our financial condition and results of operations. In addition to natural catastrophic events, man-made events, such as acts of terror and governmental response to acts of terror, could adversely affect general economic conditions, which could have a material impact on our results of operations.

Unpredictable natural and other disasters could have an adverse effect if those events materially disrupt our operations or affect customers’ access to the financial services we offer. Although we carry insurance to mitigate our exposure to certain catastrophic events, catastrophic events could nevertheless adversely affect our results of operations.

We are subject to interest rate risk

Our results of operations and cash flows are highly dependent upon our net interest income. Interest rates are sensitive to economic and market conditions that are beyond our control, including the actions of the Federal Reserve Board’s Federal Open Market Committee. Changes in monetary policy could influence our interest income and interest expense as well as the fair value of our financial assets and liabilities. If the changes in interest rates on our interest-earning assets are not roughly equal to the changes in interest rates paid on our interest-bearing liabilities, our net interest income and, therefore, our net income could be adversely impacted.

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

We face significant operational risks in our businesses

Our ability to adequately conduct and grow our business is dependent on our ability to create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways, including employee fraud, customer fraud, and control lapses in bank operations and information technology. Our dependence on our employees and automated systems, including the automated systems used to account for acquired loans and those systems maintained by third parties, to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. Failure to maintain an appropriate operational infrastructure can lead to loss of service to customers, legal actions, and noncompliance with various laws and regulations.

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

We continue to encounter technological change

The financial services industry continues to experience an increase in technological complexity required to provide a competitive array of products and services to customers. Our future success requires that we maintain technology that will support our ability to provide products and services that satisfactorily meet the banking and other financial needs of our customers. We may need to make significant investments in order to remain competitive and to ensure that we have an effective technology infrastructure. We may not be able to satisfactorily address our technology needs in a timely and cost effective manner. Depending on the scope and cost of the necessary actions, addressing technology-related risks could have a material adverse impact on our business, financial condition, and financial results of operations.

We are subject to information security risks

We maintain and transmit large amounts of sensitive information electronically, including personal and financial information of our customers. In addition to our own systems, we also rely on external vendors to provide certain services and are, therefore, exposed to their information security risk. While we seek to mitigate internal and external information security risks, the volume of business conducted through electronic devices continues to grow, and our computer systems and network infrastructure as well as the systems of external vendors and customers present security risks that could be susceptible to hacking or identity theft. These risks could lead to a material adverse impact on our business, financial condition, and financial results of operations as well as result in reputational damage.

We rely on external vendors

Third party vendors provide key components of our business infrastructure, including certain data processing and information services. Failures of these third parties to provide services for any reason could adversely affect our ability to deliver products and services to our customers. External vendors also present information security risk. We monitor vendor risks, including the financial stability of critical vendors. The failure of a critical external vendor could disrupt our business and cause us to incur significant expense.

We are subject to litigation risks that may be uninsured

We face litigation risks as principal and fiduciary from customers, employees, vendors, federal and state regulatory agencies, and other parties who may seek to assert single or class action liabilities against us. The frequency of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us may have material adverse financial effects or cause significant reputational harm. Although we carry insurance to mitigate our exposure to certain litigation risks, litigation could, nevertheless, adversely affect our results of operations.

We use accounting estimates in the preparation of our financial statements

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. Significant estimates include the allowance for loan and lease losses, the fair values of acquired loans and OREO both at acquisition date and in subsequent periods, and the related receivable from the FDIC for loss share agreements. Due to the uncertainty of the circumstances relating to these estimates, we may experience more adverse outcomes than originally estimated. The allowance for loan and lease losses may need to be significantly increased. The actual losses or expenses on loans or the losses or expenses not covered under the FDIC agreements may differ from the recorded amounts, resulting in charges that could materially affect our results of operations.

Accounting standards may change

The Financial Accounting Standards Board and the Securities and Exchange Commission periodically modify the standards that govern the preparation of our financial statements. The nature of these changes is not predictable and could impact how we record transactions in our financial statements, which could lead to material changes in assets, liabilities, shareholders’ equity, revenues, expenses, and net income. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously-reported financial results or a cumulative adjustment to retained earnings. The application of new accounting rules or standards could require us to implement costly technology changes.

Our ability to generate future acquisition gains is uncertain

During 2011, 2010, and 2009, a significant portion of our earnings have been derived from acquisition gains resulting from FDIC-assisted transactions that may not occur in future periods. Our ability to participate in future FDIC-assisted transactions is dependent on several factors, including regulatory approval, access to sufficient liquidity to fund the transactions, capital adequacy, and availability of profitable opportunities that meet our strategic objectives. Inability to execute profitable transactions could have a negative impact on our ability to generate additional capital through current earnings.

Our access to capital is limited which could impact our future growth

Based on existing capital levels, BancShares and FCB maintain well-capitalized ratios under current leverage and risk-based capital standards including the impact of the acquisitions in 2011, 2010 and 2009. Historically, our primary capital sources have been retained earnings and debt issued through both private and public markets including trust preferred securities and subordinated debt. Beginning January 1, 2013, provisions of the Dodd-Frank Act will eliminate our inclusion in tier 1 risk-based capital of $93.5 million of trust preferred securities with total elimination on January 1, 2015. The inability to include the trust preferred securities in tier 1 risk-based capital may lead us to redeem a portion or all of the securities prior to their scheduled maturity date. Since we have not historically raised capital through new issues of our common stock, absent additional acquisition gains our ability to raise additional tier 1 capital is limited to issuance of perpetual preferred stock. A lack of ready access to adequate amounts of tier 1 capital could limit our ability to consummate additional acquisitions, make new loans, meet our existing lending commitments, and could potentially affect our liquidity and capital adequacy.

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

The market price of our stock may be volatile

Although publicly traded, our common stock has substantially less liquidity and public float than other large publicly traded financial services companies as well as average companies listed on the NASDAQ National Market System. A relatively small percentage of our common stock is actively traded with average daily volume during 2012 of approximately 8,000 shares. This low liquidity increases the price volatility of our stock which may make it difficult for our shareholders to sell or buy our common stock when they deem a transaction is warranted at a price that they believe is attractive.

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

Our recorded goodwill may become impaired

As of September 30, 2012, we had $102.6 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, and the impairment test compares the estimated fair value of a reporting unit with its net book value. We also test goodwill for impairment when certain events occur, such as a significant decline in our expected future cash flows, a significant adverse change in the business climate, or a sustained decline in the price of our common stock. These tests may result in a write-off of goodwill deemed to be impaired, which could have a significant impact on our results of operations, but would not impact our capital ratios since capital ratios are calculated using tangible capital amounts. Although the book value per share of our Class A common stock as of September 30, 2012 was $192.49 compared to a market value of $162.90, we do not believe that this represents a sustained decline in the price of our common stock since, as recently as the first quarter of 2012, our Class A common stock was trading at a price that exceeded the most recently-reported book value per share.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASES OF COMMON STOCK
On June 18, 2012, the Board of Directors (BOD) approved a stock trading plan (“the Plan”). The Plan provides for the repurchase of up to 100,000 shares of Registrant's Class A common stock and up to 25,000 shares of Registrant's Class B common stock. The shares may be purchased from time to time from July 1, 2012, through June 30, 2013. The BOD's action approving share repurchases does not obligate BancShares to acquire any particular amount of shares, and purchases may be suspended or discontinued at any time. Any shares of stock that are repurchased will be canceled.
The following table provides the shares of Class A common stock repurchased by BancShares during the three months ended September 30, 2012, as well as shares that may be purchased under publicly announced plans.

Period	Total number of shares purchases	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Repurchases from July 1, 2012 through July 31, 2012	4,820	$163.48	4,820	—
Repurchases from August 1, 2012 through August 31, 2012	8,127	163.43	8,127	—
Repurchases from September 1, 2012 through September 30, 2012	2,550	163.75	2,550	—
Total	15,497	$163.50	15,497	84,503
The following table documents that no shares of Class B common stock were repurchased by BancShares during the three months ended September 30, 2012 as well as shares that may be purchased under publicly announced plans.

Period	Total number of shares purchases	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Repurchases from July 1, 2012 through July 31, 2012	—	$—	—	—
Repurchases from August 1, 2012 through August 31, 2012	—	—	—	—
Repurchases from September 1, 2012 through September 30, 2012	—	—	—	—
Total	—	$—	—	25,000

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2012		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ KENNETH A. BLACK
Kenneth A. Black
Vice President, Treasurer and Chief Financial Officer