Form 10-K
period 2012-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2013-03-01
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

(919) 716-7000
(Registrant’s Telephone Number, including Area Code)
 _________________________________________________________________

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Class A Common Stock, Par Value $1	NASDAQ Global Select Market

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934.
Class B Common Stock, Par Value $1
(Title of class)

  _________________________________________________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $888,367,135.
On March 1, 2013, there were 8,586,058 outstanding shares of the Registrant’s Class A Common Stock and 1,032,883 outstanding shares of the Registrant’s Class B Common Stock.
Portions of the Registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated in Part III of this report.

CROSS REFERENCE INDEX

			Page
PART 1	Item 1	Business	3
	Item 1A	Risk Factors	9
	Item 1B	Unresolved Staff Comments	None
	Item 2	Properties	14
	Item 3	Legal Proceedings	14
PART II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
	Item 6	Selected Financial Data	17
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
	Item 7A	Quantitative and Qualitative Disclosure About Market Risk	52
	Item 8	Financial Statements and Supplementary Data
		Management’s Annual Report on Internal Control over Financial Reporting	61
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	62
		Report of Independent Registered Public Accounting Firm	63
		Consolidated Balance Sheets at December 31, 2012, and 2011	64
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2012	65
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2012	66
		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2012	67
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2012	68
		Notes to Consolidated Financial Statements	69
		Quarterly Financial Summary for 2012 and 2011	54
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	59
	Item 9B	Other Information	None
PART III	Item 10	Directors, Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions and Director Independence	*
	Item 14	Principal Accounting Fees and Services	*
PART IV	Item 15	Exhibits, Financial Statement Schedules
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable, except as referred to in Item 8.	None
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.	124

* Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Code of Ethics,’ ‘Committees of our Board—General,’ and ‘—Audit and Compliance Committee’, ‘Executive Officers’ and ‘Section 16(a) Beneficial Ownership Reporting Compliance’ from the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders (2013 Proxy Statement) .
Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Compensation Committee Report,’ ‘Compensation Discussion and Analysis,’ ‘Executive Compensation,’ and ‘Director Compensation,’ of the 2013 Proxy Statement.
Information required by Item 12 is incorporated herein by reference to the information that appears under the heading ‘Beneficial Ownership of Our Common Stock’ of the 2013 Proxy Statement.
Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2013 Proxy Statement.
Information required by Item 14 is incorporated by reference to the information that appears under the caption ‘Services and Fees During 2012 and 2011’ of the 2013 Proxy Statement.

Business

General

First Citizens BancShares, Inc. (BancShares) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (FCB), its banking subsidiary. FCB opened in 1898 as the Bank of Smithfield, Smithfield, North Carolina, and later became First-Citizens Bank & Trust Company. On April 28, 1997, BancShares launched IronStone Bank (ISB), a federally-chartered thrift institution that originally operated under the name Atlantic States Bank. Initially, ISB operated in the counties surrounding Atlanta, Georgia, but gradually expanded into other high-growth markets throughout the United States. On January 7, 2011, ISB was merged into FCB resulting in a single banking subsidiary of BancShares.

As of December 31, 2012, FCB operated 414 branches in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Washington, California, Florida, Georgia, Texas, Arizona, New Mexico, Oregon, Colorado, Oklahoma, Kansas, Missouri and Washington, DC.

During 2011, 2010 and 2009, FCB participated in six FDIC-assisted transactions, acquiring assets and assuming liabilities of the failed financial institutions. These transactions have allowed FCB to enter new markets and expand its presence in other markets. A summary of the FDIC-assisted transactions is provided in Table 2 of Management's Discussion and Analysis.

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

A substantial portion of BancShares’ revenue is derived from our operations throughout North Carolina and Virginia, and in certain urban areas of Georgia, Florida, California and Texas. The delivery of products and services to our customers is primarily accomplished through associates deployed throughout our extensive branch network. However, we also provide customers with access to our products and services through online banking, telephone banking, mobile banking and various ATM networks. Business customers may also conduct banking transactions through use of remote image technology.

FCB’s primary deposit markets are North Carolina and Virginia. FCB’s deposit market share in North Carolina was 3.7 percent as of June 30, 2012, based on the FDIC Deposit Market Share Report, which makes FCB the fourth largest bank in North Carolina. The three banks larger than FCB based on deposits in North Carolina as of June 30, 2012, controlled 78.2 percent of North Carolina deposits. In Virginia, FCB was the 19th largest bank with a June 30, 2012, deposit market share of 0.5 percent. The 18 larger banks represent 85.4 percent of total deposits in Virginia as of June 30, 2012. The distribution of FCB branches as of December 31, 2012, is provided in the following table.

FCB seeks to meet the needs of both individuals and commercial entities in its market areas. Services offered at most offices include taking of deposits, cashing of checks and providing for individual and commercial cash needs; numerous checking and savings plans; commercial, business and consumer lending; a full-service trust department; and other activities incidental to commercial banking. FCB’s wholly-owned subsidiary, First Citizens Investor Services, Inc. (FCIS), provides various investment products including annuities, discount brokerage services and third-party mutual funds to customers primarily through the bank's branch network. Other subsidiaries are not material to BancShares’ consolidated financial position or to consolidated net income.

December 31, 2012
State	Number of branches	Percent of total deposits
North Carolina	266	72.4%
Virginia	48	7.3
California	21	6.0
Florida	17	3.6
Georgia	14	2.3
Washington	11	2.0
Colorado	7	1.3
Texas	7	1.3
Tennessee	6	0.7
West Virginia	5	0.7
Arizona	2	0.5
New Mexico	2	0.7
Oklahoma	2	0.2
Oregon	2	0.3
District of Columbia	1	0.1
Kansas	1	0.3
Maryland	1	0.2
Missouri	1	0.1
Total	414	100.0%

In recent years, FCB has provided various processing and operational services to other banks. The scope of these services declined in 2012 due to client bank attrition and the conversion of certain clients to different systems that resulted in reduced revenue. In early 2013, we elected to sell nearly all processing service relationships to another servicer. Although we will continue to provide processing services to our largest client bank, the revenues generated by all other banks will end during the first quarter of 2013.

The financial services industry is highly competitive and the ability of non-bank financial entities to provide services has intensified competition. Traditional commercial banks are subject to significant competitive pressure from multiple types of financial institutions. This non-bank competitive pressure is perhaps most acute in wealth management and payments processing. Non-banks and other diversified financial conglomerates have developed powerful and focused franchises, which have eroded traditional commercial banks’ market share of both balance sheet and fee-based products.

As the banking industry continues to consolidate, the degree of competition that exists in the banking market will also be affected by the elimination of numerous smaller community-based institutions. Since 2008, asset quality challenges, capital erosion and difficulty attracting new capital and a severe global economic recession have compelled many banks to merge and have led to bank failures that have had a significant impact on the competitive environment. We anticipate that industry consolidation will continue in the foreseeable future.

At December 31, 2012, BancShares and its subsidiaries employed a full-time staff of 4,369 and a part-time staff of 452 for a total of 4,821 employees.

Throughout its history, the operations of BancShares have been significantly influenced by descendants of Robert P. Holding, who came to control FCB during the 1920s. Robert P. Holding’s children and grandchildren have served as members of the board of directors, as chief executive officers and other executive management positions and have remained shareholders controlling a large percentage of our common stock since BancShares was formed in 1986.

Our Chairman of the Board and Chief Executive Officer, Frank B. Holding, Jr., is the grandson of Robert P. Holding. Hope H. Connell, Vice Chairman of BancShares and FCB, is Robert P. Holding’s granddaughter. Frank B. Holding, son of Robert P. Holding and father of Frank B. Holding, Jr. and Hope H. Connell, is our Executive Vice Chairman.

Lewis R. Holding preceded Frank B. Holding, Jr. as Chairman of the Board and Chief Executive Officer and served in both capacities from the time BancShares was formed until 2008, when he retired as Chief Executive Officer, and 2009, when he retired as Chairman of the Board. Lewis R. Holding, who died in August 2009, was the son of Robert P. Holding and brother of Frank B. Holding. Lewis R. Holding's daughter, Carmen Holding Ames, was a director of BancShares and FCB from 1996 until until she resigned from the board on December 20, 2012.

On December 20, 2012, BancShares purchased 593,954 shares of Class B common stock from Carmen Holding Ames and certain of her related entities, including trusts that held shares for her benefit. On the same day, Ms. Ames and certain related entities also sold 960,201 shares of Class A common stock to institutional investors unaffiliated with BancShares. Subsequent to those transactions, members of the Frank B. Holding family, including those members who serve as our directors and in management positions, and certain family members' related entities including family-owned entities, may be considered to beneficially own, in the aggregate, approximately 24.7 percent of the outstanding shares of our Class A common stock and approximately 66.3 percent of the outstanding shares of our Class B common stock, together representing approximately 52.0 percent of the total votes entitled to be cast by all outstanding shares of both classes of BancShares' common stock. In addition, four other banking organizations in which various members of the Holding family are principal shareholders and serve as directors, collectively hold an aggregate of approximately 5.2 percent of the outstanding shares of our Class A common stock and approximately 6.6 percent of the outstanding shares of our Class B common stock, together representing approximately 6.1 percent of the voting control of BancShares.

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

The various regulatory authorities supervise all areas of BancShares' and FCB's business including loans, allowances for loan and lease losses, mergers and acquisitions, the payment of dividends, various compliance matters and other aspects of its operations. The regulators conduct regular examinations, and BancShares and FCB must furnish periodic reports to its regulators containing detailed financial and other information.

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

•	Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;

•	Eliminated the ceiling on the size of the deposit insurance fund (DIF) and increased the floor on the size of the DIF;

•	Required large, publicly-traded bank holding companies to create a board-level risk committee responsible for the oversight of enterprise risk management;

•	Required implementation of corporate governance revisions;

•
Established a permanent $250,000 limit for federal deposit insurance protection, increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provided unlimited federal deposit insurance protection until December 31, 2012, for noninterest-bearing demand transaction accounts at all insured depository institutions;

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

•	Increased the authority of the Federal Reserve to examine financial institutions, including non-bank subsidiaries.

Many provisions of the Dodd-Frank Act require adoption of rules that will take effect over several years, making it difficult to anticipate the overall financial impact to financial institutions and consumers. The provision of the legislation related to allowable fees that may be charged for debit transactions resulted in significant revenue reductions for debit cards. Elimination of the prohibition on the payment of interest on demand deposits will increase the costs associated with certain deposit instruments.

Provisions within the Dodd-Frank Act related to the disallowance of our ability to include trust preferred securities as tier 1 capital will affect our capital ratios beginning in 2013. At December 31, 2012, BancShares had $93.5 million of trust preferred securities outstanding. Beginning in 2013 and continuing in each of the following two years, one-third or $31.2 million of the trust preferred securities will be disallowed from tier 1 capital. Elimination of the full $93.5 million of trust preferred securities from our December 31, 2012, capital structure would result in a proforma tier 1 leverage ratio of 8.78 percent, a proforma tier 1 risk-based ratio of 13.59 percent and a proforma total risk-based ratio of 15.27 percent. BancShares would continue to remain well-capitalized under current regulatory guidelines.

During 2008, in response to widespread concern about weakness within the banking industry, the Emergency Economic Stabilization Act was enacted, providing expanded insurance protection to depositors. In addition, the U.S. Treasury created the Troubled Asset Relief Program (TARP) Capital Purchase Program to provide qualifying banks with additional capital. The FDIC created the Temporary Liquidity Guarantee Program (TLGP), which allowed banks to purchase a guarantee for newly-issued senior unsecured debt and provided expanded deposit insurance benefits to certain noninterest-bearing accounts. Due to our strong capital ratios, we did not apply for additional capital under the TARP Capital Purchase Program. We also did not participate in the TLGP debt guarantee program, but did elect to participate in the TLGP expansion of deposit insurance. We continued to participate in the expanded deposit insurance program until the program expired on December 31, 2012.

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

The FDIC is responsible for maintaining the adequacy of the DIF, and the amount paid by a bank for deposit insurance is influenced not only by the assessment of the risk it poses to the DIF, but also by the adequacy of the insurance fund to cover the risk posed by all insured institutions. FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the DIF. A rate increase and special assessment was imposed on insured financial institutions in 2009 due to the high level of bank failures and the elevated rates continued during 2010. During 2011, a new risk-based assessment model was introduced and future changes in our risk profile could impact our assessment costs. Under the provisions of the FDIRA, the FDIC may terminate a bank’s deposit insurance if it finds that the bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated applicable laws, regulations, rules or orders.

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

The USA Patriot Act of 2001 (Patriot Act) is intended to strengthen the ability of United States law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains sweeping anti-money laundering and financial transparency laws which required various new regulations, including standards for verifying customer identification at account opening and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Patriot Act has required financial institutions to adopt new policies and procedures to combat money laundering and it grants the Secretary of the Treasury broad authority to establish regulations and impose requirements and restrictions on financial institutions’ operations.

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

BancShares is required to comply with the capital adequacy standards established by the FRB and FCB is subject to capital adequacy standards established by the FDIC. The FRB and FDIC have promulgated risk-based capital and leverage capital guidelines for determining the adequacy of the capital of a bank holding company or a bank and all applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance with these capital requirements. During 2012, the FRB issued proposed regulations to implement the minimum capital standards of the Basel Committee on Banking Supervision including Basel III.

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

Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered bank that has a total capital ratio of 10.0 percent or greater, a tier 1 capital ratio of 6.0 percent or greater, a leverage ratio of 5.0 percent or greater and is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well-capitalized.” As of December 31, 2012, FCB is well-capitalized.

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

FCB is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of certain transactions with affiliate entities. The total amount of transactions with a single affiliate is limited to 10 percent of capital and surplus and, for all affiliates, to 20 percent of capital and surplus. Each of the transactions among affiliates must also meet specified collateral requirements and must comply with other provisions of Section 23A designed to avoid transfers of low-quality assets between affiliates. FCB is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits the above and certain other transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Risk Factors

The risks and uncertainties that management believes are material are described below. These risks are not the only risks that BancShares faces. Additional risks and uncertainties that are not currently known or that management does not currently deem to be material could also have a material, adverse impact on our financial condition, the results of our operations or our business. If this were to occur, the market price of our common stock could decline significantly.

Unfavorable economic conditions could continue to adversely affect our business

Our business is highly affected by national, regional and local economic conditions. These conditions cannot be predicted or controlled, and may have a material impact on our operations and financial condition. Unfavorable economic developments beginning in 2008 have resulted in negative effects on the business, risk profile, financial condition and results of operations of financial institutions in the United States, including BancShares and FCB. Continued unfavorable economic conditions could weaken the national economy further as well as the economies of communities that we serve. Further economic deterioration in our market areas could depress our earnings and have an adverse impact on our financial condition and capital adequacy.

Weakness in real estate markets and exposure to junior liens have adversely impacted our business and our results of operations and may continue to do so

Real property collateral values have declined due to continuing weaknesses in real estate sales activity. That risk, coupled with higher delinquencies and losses on various loan products caused by high rates of unemployment and underemployment, has resulted in losses on loans that, while adequately collateralized at the time of origination, are no longer fully secured. Our continuing exposure to under-collateralization is concentrated in our non-commercial revolving mortgage loan portfolio. Approximately two-thirds of the revolving mortgage portfolio is secured by junior lien positions, and lower real estate values for collateral underlying these loans has, in many cases, caused the outstanding balance of the senior lien to exceed the value of the collateral, resulting in a junior lien loan that is in effect unsecured. A large portion of our losses within the revolving mortgage portfolio have arisen from junior lien loans due to the inadequate collateral position.

Because of our conservative underwriting policies and generally stable or increasing collateral values, in past years, we have not experienced significant losses resulting from our junior lien positions. As a result, we have not closely monitored performance of senior lien positions held by other financial institutions in prior years. However, due to higher defaults resulting from financial strain facing our borrowers and lower collateral values, we now collect data to monitor performance of senior lien positions held by other lenders. That information allowed us to better estimate the probability of default on junior lien positions we hold as of December 31, 2012.

Further declines in collateral values, unfavorable economic conditions and sustained high rates of unemployment could result in greater delinquency, write-downs or charge-offs in future periods, which could have a material adverse impact on our results of operations and capital adequacy.

Accretion of fair value discounts may result in earnings volatility

Fair value discounts that are recorded at the time an asset is acquired are accreted into interest income based on accounting principles generally accepted in the United States of America. The rate at which those discounts are accreted is unpredictable, the result of various factors including unscheduled prepayments and credit quality improvements that result in a reclassification from nonaccretable difference to accretable yield that is prospectively included in interest income. The fair value discount accretion may result in significant volatility in interest income, net interest income and our earnings. Volatility in earnings could unfavorably influence investor interest in our common stock thereby depressing the market value of our stock and the market capitalization of our company.

Reimbursements under loss share agreements are subject to FDIC oversight and interpretation and contractual term limitations

The FDIC-assisted transactions completed during 2011, 2010 and 2009 include significant protection to FCB from the exposures to prospective losses on certain assets that are covered under loss share agreements with the FDIC. Loans and leases covered under loss share agreements represent 13.5 percent of total loans and leases as of December 31, 2012. The loss share agreements impose certain obligations on us, including obligations to manage covered assets in a manner consistent with prudent business practices and in accordance with the procedures and practices that we customarily use for assets that are not covered by loss share agreements. Based on projected losses as of December 31, 2012, we expect to receive cash payments from the FDIC totaling $100.2 million over the remaining lives of the respective loss share agreements. We are also required to report detailed loan level information and file requests for reimbursement of covered losses and expenses on a quarterly basis. In the event of noncompliance, delay or disallowance of some or all of our rights under those agreements could occur, including the denial of reimbursement for losses and related collection costs.

The loss share agreements are subject to differing interpretations by the FDIC and FCB, and disagreements may arise regarding coverage of losses, expenses and contingencies. Additionally, losses that are currently projected to occur during the loss share term may not occur until after the expiration of the applicable agreement, and those losses could have a material impact on results of operations in future periods. Our current estimates of losses include only those losses that we project to occur during the loss share period and for which we believe we will receive reimbursement from the FDIC at the applicable reimbursement rate.

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

The Dodd-Frank Act instituted significant changes to the overall regulatory framework for financial institutions, including the creation of the CFPB, that will impact BancShares and FCB. During the fourth quarter of 2011, limitations on debit card interchange fees became effective. As of January 1, 2013, one-third of our trust preferred securities that qualified as tier 1 capital ceased to be included in tier 1 capital with similar phase-outs occurring during 2014 and 2015.

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

We encounter significant competition

We compete with other banks and specialized financial service providers in our market areas. Our primary competitors include local, regional and national banks and savings associations, credit unions, commercial finance companies, various wealth management providers, independent and captive insurance agencies, mortgage companies and non-bank providers of financial services. Some of our larger competitors, including banks that have a significant presence in our market areas, have the capacity to offer products and services we do not offer. Some of our competitors operate in a regulatory environment that is less stringent than the one in which we operate, or are not subject to federal and state income taxes. The fierce competitive pressure that we face may force us to reduce pricing for certain of our products and services to levels that are marginally profitable.

Our financial condition could be adversely affected by the soundness of other financial institutions

While the overall financial condition of the banking industry has improved during 2011 and 2012, the number of bank failures since 2008 has been significant and numerous banks remain in critical financial condition. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to numerous financial service providers, including banks, brokers and dealers in securities and other institutional clients. Transactions with other financial institutions expose us to credit risk in the event of default of the counterparty.

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

Unpredictable natural and other disasters could have an adverse effect if those events materially disrupt our operations or affect customers’ access to the financial services we offer. Although we carry insurance to mitigate our exposure to certain natural and man-made events, catastrophic events could nevertheless adversely affect our results of operations.

We are subject to interest rate risk

Our results of operations and cash flows are highly dependent upon our net interest income. Interest rates are sensitive to economic and market conditions that are beyond our control, including the actions of the Federal Reserve Board’s Federal Open Market Committee. Changes in monetary policy could influence our interest income and interest expense as well as the fair value of our financial assets and liabilities. If the changes in interest rates on our interest-earning assets are not roughly equal to the changes in interest rates paid on our interest-bearing liabilities, our net interest income and, therefore, our earnings could be adversely impacted.

Even though we maintain what we believe to be an adequate interest rate risk monitoring system, the forecasts of future net interest income are estimates and may be inaccurate. The yield curve may change differently than we forecast, and we cannot accurately predict changes in interest rates or Federal Open Market Committee actions that may directly impact market interest rates.

Our current level of balance sheet liquidity may come under pressure

Our deposit base represents our primary source of core funding and thus balance sheet liquidity. We normally have the ability to stimulate core deposit growth through reasonable and effective pricing strategies. However, in circumstances that impair our ability to generate liquidity, we would need access to noncore funding such as borrowings from the Federal Home Loan Bank and the Federal Reserve, fed funds purchased, and brokered deposits. While we maintain access to noncore funding sources, we are dependent on the availability of collateral and the counterparty’s liquidity capacity and willingness to lend to us.

We face significant operational risks in our businesses

Our ability to adequately conduct and grow our business is dependent on our ability to create and maintain an appropriate operational control infrastructure. Operational risk can arise in numerous ways, including employee fraud, customer fraud, and control lapses in bank operations and information technology. Our dependence on our employees and automated systems, including the automated systems used to account for acquired loans and those systems maintained by third parties, to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. Failure to maintain an appropriate operational infrastructure can lead to loss of service to customers, legal actions, and noncompliance with various laws and regulations.

Our business could suffer if we fail to attract and retain skilled people

FCB's success depends primarily on its ability to attract and retain key people. Competition is intense for people who we believe will be successful in developing and attracting new business and/or managing critical support functions for FCB. Our historical policy of not providing annual cash incentives, incentive stock awards or long-term incentive awards creates unique challenges to our attraction and retention of key people. We may not be able to hire the best people or, when successful, retain them.

We continue to encounter technological change for which we expect to incur significant expense

The financial services industry continues to experience an increase in technological complexity required to provide a competitive array of products and services to customers. Our future success requires that we maintain technology that will support our ability to provide products and services that satisfactorily meet the banking and other financial needs of our customers. During the past two years, we have closely examined the state of our core technology systems and related business processes and determined that significant investments are required. The project to modernize our systems will begin in 2013 with phased implementation through 2016. The magnitude and scope of this project is significant with total costs estimated at $100.0 million. If the project objectives are not achieved or if the cost of the project is materially in excess of the estimate, our business, financial condition and financial results could be adversely impacted.

We are subject to information security risks

We maintain and transmit large amounts of sensitive information electronically, including personal and financial information of our customers. In addition to our own systems, we also rely on external vendors to provide certain services and are, therefore, exposed to their information security risk. While we seek to mitigate internal and external information security risks, the volume of business conducted through electronic devices continues to grow, and our computer systems and network infrastructure, as well as the systems of external vendors and customers, present security risks and could be susceptible to hacking or identity theft.

We are also subject to risks arising from distributed denial of service attacks, which are occurring with increasing frequency. These attacks arise from both domestic and international sources and seek to obtain customer information for fraudulent purposes or, in some cases, to disrupt business activities. These information security risks could lead to a material adverse impact on our business, financial condition and financial results of operations, as well as result in reputational damage.

We rely on external vendors

Third party vendors provide key components of our business infrastructure, including certain data processing and information services. A number of our vendors are large national entities with dominant market presence in their respective fields, and their services could be difficult to quickly replace in the event of failure or other interruption in service. Failures of certain vendors to provide services for any reason could adversely affect our ability to deliver products and services to our customers. External vendors also present information security risk. We monitor vendor risks, including the financial stability of critical vendors. The failure of a critical external vendor could disrupt our business and cause us to incur significant expense.

We are subject to litigation risks that may be uninsured

We face litigation risks as a principal and as a fiduciary from customers, employees, vendors, federal and state regulatory agencies and other parties who may seek to assert individual or class action claims against us. The frequency of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us may have material adverse financial effects or cause significant reputational harm. Although we carry insurance to mitigate our exposure to certain litigation risks, litigation could, nevertheless, adversely affect our results of operations.

We use accounting estimates in the preparation of our financial statements

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. Significant estimates include the allowance for loan and lease losses, the fair values of acquired loans and other real estate owned both at acquisition date and in subsequent periods, and the related receivable from the FDIC for loss share agreements. Due to the uncertainty of the circumstances relating to these estimates, we may experience more adverse outcomes than originally estimated. The allowance for loan and lease losses may need to be significantly increased. The actual losses or expenses on loans or the losses or expenses not covered under the FDIC agreements may differ from the recorded amounts, resulting in charges that could materially affect our results of operations.

Accounting standards may change

The Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission periodically modify the standards that govern the preparation of our financial statements. The nature of these changes is not predictable and could impact how we record transactions in our financial statements, which could lead to material changes in assets, liabilities, shareholders’ equity, revenues, expenses, and net income. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously-reported financial results or a cumulative adjustment to retained earnings. The adoption of new accounting rules or standards could require us to implement costly technology changes.

Our access to capital is limited which could impact our future growth

Based on existing capital levels, BancShares and FCB are well-capitalized under current leverage and risk-based capital standards. Historically, our primary capital sources have been retained earnings and debt issued through both private and public markets including trust preferred securities and subordinated debt. Beginning January 1, 2013, provisions of the Dodd-Frank Act will partially eliminate our inclusion in tier 1 risk-based capital of $93.5 million of trust preferred securities with total elimination on January 1, 2015. The inability to include the trust preferred securities in tier 1 risk-based capital may lead us to redeem a portion or all of the securities prior to their scheduled maturity date. We have not historically raised capital through new issues of our common stock. Absent a change in that philosophy or additional acquisition gains, our ability to raise additional tier 1 capital is limited to our retained earnings and issuance of perpetual preferred stock. A lack of ready access to adequate amounts of tier 1 capital could limit our ability to consummate additional acquisitions, make new loans, meet our existing lending commitments, and could potentially affect our liquidity, capital adequacy and ability to pay dividends.

The major rating agencies regularly evaluate our creditworthiness and assign credit ratings to our debt and the debt of our bank subsidiary. The ratings of the agencies are based on a number of factors, some of which are outside our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions generally affecting the financial services industry. One of the rating agencies downgraded our ratings in 2012 due to weak core profitability metrics when compared to a peer group. Due to continuing soft economic conditions and the challenges we face to significantly increase our core earnings, rating agencies may further reduce our current credit ratings. Rating reductions could adversely affect our access to funding sources and the cost of obtaining funding.

The market price of our stock may be volatile

Although publicly traded, our Class A and Class B common stock have substantially less liquidity and public float than large publicly traded financial services companies. A relatively small percentage of our common stock is actively traded with average monthly volume during 2012 of 193,957 shares for our Class A stock and 1,645 shares for our Class B stock. The relative lack of market liquidity increases the price volatility of our stock and may make it difficult for our shareholders to sell or buy our common stock when they deem a transaction is warranted at a price that they believe is attractive.

Excluding the impact of liquidity, the market price of our common stock can fluctuate widely in response to other factors, including expectations of operating results, actual operating results, actions of institutional shareholders, speculation in the press or the investment community, market perception of acquisitions, rating agency upgrades or downgrades, stock prices of other companies that are similar to us, general market expectations related to the financial services industry and the potential impact of government actions affecting the financial services industry.

BancShares relies on dividends from FCB

As a financial holding company, BancShares is a separate legal entity from FCB and receives substantially all of its revenue and cash flow through dividends paid by FCB. FCB dividends are the primary source for BancShares' payment of dividends on its common stock and interest and principal on its debt obligations. North Carolina state law establishes certain limits on the amount of dividends that FCB may pay to BancShares. In the event that FCB is unable to pay dividends to BancShares, BancShares may not be able to pay dividends on its common stock or service its debt obligations.

Our recorded goodwill may become impaired

As of December 31, 2012, we had $102.6 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, and the impairment test compares the estimated fair value of a reporting unit with its net book value. We also test goodwill for impairment when certain events occur, such as a significant decline in our expected future cash flows, a significant adverse change in the business climate, or a sustained decline in the price of our common stock. These tests may result in a write-off of goodwill deemed to be impaired, which could have a significant impact on our earnings, but would not impact our capital ratios since capital ratios are determined based upon tangible capital. Although the book value per share of our Class A common stock as of December 31, 2012, was $193.75 compared to a market value of $163.50, we do not believe that this represents a sustained decline in the price of our common stock. In the event of a goodwill impairment charge and the resulting unfavorable earnings impact, the price of our stock could decline.

Properties

As of December 31, 2012, FCB operated branch offices at 414 locations in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Florida, Georgia, Texas, Arizona, California, New Mexico, Colorado, Oregon, Washington, Oklahoma, Kansas, Missouri and Washington, DC. FCB owns many of the buildings and leases other facilities from third parties.

BancShares' headquarters facility, a nine-story building with approximately 163,000 square feet, is located in suburban Raleigh, North Carolina. In addition, we occupy an owned facility in Raleigh that serves as our data and operations center.

Additional information relating to premises, equipment and lease commitments is set forth in Note E of BancShares’ Notes to Consolidated Financial Statements.

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

Additional information relating legal proceedings is set forth in Note S of BancShares’ Notes to Consolidated Financial Statements.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BancShares has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share. BancShares’ Class A common stock is listed on the NASDAQ Global Select Market under the symbol FCNCA. The Class B common stock is traded on the over-the-counter market and quoted on the OTC Bulletin Board under the symbol FCNCB. As of December 31, 2012, there were 1,729 holders of record of the Class A common stock and 307 holders of record of the Class B common stock. The market for Class B common stock is extremely limited. On many days, there is no trading and, to the extent there is trading, it is generally low in volume.

The average monthly trading volume for the Class A common stock was 242,829 shares for the fourth quarter of 2012 and 193,957 shares for the year ended December 31, 2012. The Class B common stock monthly trading volume averaged 1,772 shares in the fourth quarter of 2012 and 1,645 shares for the year ended December 31, 2012.

The per share cash dividends declared by BancShares on both the Class A and Class B common stock and the high and low sales prices for each quarterly period during 2012 and 2011 are set forth in the following table.

	2012				2011
	Fourth quarter	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
Cash dividends (Class A and Class B)	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30
Class A sales price
High	174.03	169.70	181.62	185.42	180.25	191.66	204.89	208.55
Low	156.48	160.89	161.22	164.70	138.71	137.10	176.48	188.81
Class B sales price
High	167.69	179.34	182.99	183.98	189.00	193.00	207.69	208.50
Low	158.00	159.41	161.11	172.75	146.00	153.00	184.00	191.25

Sales prices for Class A common were obtained from the NASDAQ Global Select Market. Sales prices for Class B common were obtained from the OTC Bulletin Board.

A cash dividend of 30 cents per share was declared by the Board of Directors on January 29, 2013, payable on April 1, 2013, to holders of record as of March 18, 2013. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. BancShares’ principal source of liquidity for payment of shareholder dividends is the dividend it receives from FCB. FCB is subject to various requirements under federal and state banking laws that restrict the payment of dividends and its ability to lend to BancShares. Subject to the foregoing, it is currently management’s expectation that comparable cash dividends will continue to be paid in the future.

During 2012, our Board of Directors granted authority and approved a plan to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, during the period from July 1, 2012 through June 30, 2013. That authority replaced similar plans approved by the Board during 2011 that were in effect during the twelve months preceding July 1, 2012. Pursuant to those plans, during 2012 as a whole, we purchased and retired an aggregate of 56,276 shares of Class A common stock and 100 shares of Class B common stock. Additionally, pursuant to separate authorizations, during 2012 we purchased an aggregate of 606,829 shares of Class B common stock in privately negotiated transactions, including, as previously reported and as further described below, purchases of 593,954 shares during December 2012 from a director and certain of her related interests which were approved by the independent Directors, after review and recommendation by a special committee of independent Directors. As of December 31, 2012, under the existing plan which expires June 30, 2013, BancShares had the ability to purchase 43,724 and 24,900 additional shares of Class A and Class B common stock, respectively.

The following tables provide information regarding purchases of shares of Class A and Class B common stock by BancShares during the three-month period ended December 31, 2012, as well as shares that may be purchased under publicly announced plans.

Issuer Repurchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
Purchases from October 1, 2012, through October 31, 2012	6,788	$162.83	6,788	77,715
Purchases from November 1, 2012, through November 30, 2012	2,649	164.00	2,649	75,066
Purchases from December 1, 2012, through December 31, 2012	31,342	161.25	31,342	43,724
Total	40,779	$161.69	40,779	43,724

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
Purchases from October 1, 2012, through October 31, 2012	—	$—	—	25,000
Purchases from November 1, 2012, through November 30, 2012	—	—	—	25,000
Purchases from December 1, 2012, through December 31, 2012	594,054	155.00	100	24,900
Total	594,054	$155.00	100	24,900

(1)
As previously reported, during December 2012, we purchased an aggregate of 593,954 shares of Class B common stock from a director and certain of her related interests in private transactions, at a price of $155.00 per share, pursuant to agreements approved in advance by our independent Directors following approval and recommendation of the transactions by a specially appointed committee of independent Directors.

(2)
The currently effective plan was approved by the Board on June 18, 2012 and authorized the purchase of up to an aggregate of 100,000 and 25,000 shares of Class A and Class B common stock, respectively. It was publicly announced on June 22, 2012, and it expires on June 30, 2013,

During December 2012, BancShares purchased 593,954 shares of Class B common stock at a per share price of $155. This purchase was not part of a publicly announced plan or program.

The following graph compares the cumulative total shareholder return (CTSR) of our Class A common stock during the previous five years with the CTSR over the same measurement period of the Nasdaq-Banks Index and the Nasdaq-U.S. Index. Each trend line assumes that $100 was invested on December 31, 2007, and that dividends were reinvested for additional shares.

CTSR Total Returns
140
130
120
110
100
90
80
70
60
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
FCNCA
NASDAQ - Bank
NASDAQ - US

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
FCNCA	$100	106	114	132	123	116
Nasdaq - Banks	$100	73	61	72	65	77
Nasdaq - US	$100	61	88	104	105	124

Table 1
FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

	2012	2011	2010	2009	2008
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$1,004,836	$1,015,159	$969,368	$738,159	$813,351
Interest expense	90,148	144,192	195,125	227,644	314,945
Net interest income	914,688	870,967	774,243	510,515	498,406
Provision for loan and lease losses	142,885	232,277	143,519	79,364	65,926
Net interest income after provision for loan and lease losses	771,803	638,690	630,724	431,151	432,480
Gain on acquisitions	—	150,417	136,000	104,434	—
Other noninterest income	189,300	313,949	270,214	299,017	307,506
Noninterest expense	766,933	792,925	733,376	651,503	600,382
Income before income taxes	194,170	310,131	303,562	183,099	139,604
Income taxes	59,822	115,103	110,518	66,768	48,546
Net income	$134,348	$195,028	$193,044	$116,331	$91,058
Net interest income, taxable equivalent	$917,664	$874,727	$778,382	$515,446	$505,151
PER SHARE DATA
Net income	$13.11	$18.80	$18.50	$11.15	$8.73
Cash dividends declared	1.20	1.20	1.20	1.20	1.10
Market price at December 31 (Class A)	163.50	174.99	189.05	164.01	152.80
Book value at December 31	193.75	180.97	166.08	149.42	138.33
SELECTED AVERAGE BALANCES
Total assets	$21,077,444	$21,135,572	$20,841,180	$17,557,484	$16,403,717
Investment securities	4,698,559	4,215,761	3,641,093	3,412,620	3,112,717
Loans and leases	13,560,773	14,050,453	13,865,815	12,062,954	11,306,900
Interest-earning assets	18,974,915	18,824,668	18,458,160	15,846,514	14,870,501
Deposits	17,727,117	17,776,419	17,542,318	14,578,868	13,108,246
Interest-bearing liabilities	14,298,026	15,044,889	15,235,253	13,013,237	12,312,499
Long-term obligations	574,721	766,509	885,145	753,242	607,463
Shareholders’ equity	$1,915,269	$1,811,520	$1,672,238	$1,465,953	$1,484,605
Shares outstanding	10,244,472	10,376,445	10,434,453	10,434,453	10,434,453
SELECTED PERIOD-END BALANCES
Total assets	$21,283,652	$20,997,298	$20,806,659	$18,466,063	$16,745,662
Investment securities	5,227,570	4,058,245	4,512,608	2,932,765	3,225,194
Loans and leases:
Covered under loss share agreements	1,809,235	2,362,152	2,007,452	1,173,020	—
Not covered under loss share agreements	11,576,115	11,581,637	11,480,577	11,644,999	11,649,886
Interest-earning assets	19,142,433	18,529,548	18,487,960	16,541,425	15,119,095
Deposits	18,086,025	17,577,274	17,635,266	15,337,567	13,713,763
Interest-bearing liabilities	14,213,751	14,548,389	15,015,446	13,561,924	12,441,025
Long-term obligations	444,921	687,599	809,949	797,366	733,132
Shareholders’ equity	$1,864,007	$1,861,128	$1,732,962	$1,559,115	$1,443,375
Shares outstanding	9,620.914	10,284.119	10,434,453	10,434,453	10,434,453
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets	0.64%	0.92%	0.93%	0.66%	0.56%
Rate of return on average shareholders’ equity	7.01	10.77	11.54	7.94	6.13
Net yield on interest-earning assets (taxable equivalent)	4.84	4.65	4.22	3.25	3.40
Allowance for loan and lease losses on noncovered loans to noncovered loans and leases at year-end	1.55	1.56	1.54	1.45	1.35
Nonperforming assets to total loans and leases plus other real estate at year-end:
Covered under loss share agreements	9.26	17.95	12.87	16.59	—
Not covered under loss share agreements	1.15	0.89	1.14	0.85	0.59
Tier 1 risk-based capital ratio	14.27	15.41	14.86	13.34	13.20
Total risk-based capital ratio	15.95	17.27	16.95	15.59	15.49
Leverage capital ratio	9.22	9.90	9.18	9.54	9.88
Dividend payout ratio	9.15	6.38	6.49	10.76	12.60
Average loans and leases to average deposits	76.50	79.04	79.04	82.74	86.26
 Average loans and leases include nonaccrual loans. See discussion of issues affecting comparability of financial statements under the caption FDIC-Assisted Transactions. The capital ratios presented are of First Citizens BancShares, Inc., and Subsidiaries.

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of BancShares are in accordance with accounting principles generally accepted in the United States of America (GAAP) and conform to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Our financial position and results of operations can be materially affected by these estimates and assumptions. Critical accounting policies are those policies that are most important to the determination of our financial condition and results of operations or that require management to make assumptions and estimates that are subjective or complex. The most critical accounting and reporting policies include those related to the allowance for loan and lease losses, fair value estimates, the receivable from and payable to the FDIC for loss share agreements, pension plan assumptions and income taxes. Significant accounting policies are discussed in Note A of the Notes to Consolidated Financial Statements.

The following is a summary of our critical accounting policies that are highly dependent on estimates and assumptions.

Allowance for loan and lease losses.  The allowance for loan and lease losses reflects the estimated losses resulting from the inability of our customers to make required loan and lease payments. The allowance reflects management’s evaluation of the risk characteristics of the loan and lease portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in our opinion, deserve current recognition in estimating possible loan and lease losses. Our evaluation process is based on historical evidence and current trends among delinquencies, defaults and nonperforming assets. A consistent methodology is utilized that includes allowances assigned to specific impaired commercial loans and leases, general commercial loan allowances that are based upon estimated loss rates by credit grade with the loss rates derived in part from migration analysis among grades, general non-commercial allowances based upon estimated loss rates derived primarily from historical losses, and a nonspecific allowance based upon economic conditions, loan concentrations and other relevant factors. Specific allowances for impaired loans are determined by analyzing estimated cash flows discounted at a loan's original rate or collateral values in situations where we believe repayment is dependent on collateral liquidation. Substantially all impaired loans are collateralized by real property.

Loans covered by loss share agreements are recorded at fair value at acquisition date. Amounts deemed uncollectible at acquisition date become part of the fair value calculation and are excluded from the allowance for loan and lease losses. Following acquisition, we routinely review covered loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the allowance for loan and lease losses. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses, if any, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded. Proportional adjustments are also recorded to the FDIC receivable for loans covered by loss share agreements.

Management considers the established allowance adequate to absorb losses that relate to loans and leases outstanding at December 31, 2012, although future additions may be necessary based on changes in economic conditions, collateral values, erosion of the borrower's access to liquidity and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. These agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated and additions to the allowance may be required.

Fair value estimates.    BancShares reports investment securities available for sale and interest rate swaps accounted for as cash flow hedges at fair value. At December 31, 2012, the percentage of total assets and total liabilities measured at fair value on a recurring basis was 24.6 percent and less than 1.0 percent, respectively. The fair values of assets and liabilities carried at fair value on a recurring basis are primarily based on quoted market prices. At December 31, 2012, no assets or liabilities measured at fair value on a recurring basis were based on significant nonobservable inputs. Certain other assets are reported at fair value on a nonrecurring basis, including loans held for sale, other real estate owned (OREO) and impaired loans. See Note K “Estimated Fair Values” in the Notes to Consolidated Financial Statements for additional disclosures regarding fair value.

As required under GAAP, the assets acquired and liabilities assumed in our FDIC-assisted transactions were recognized at their fair values as of the acquisition date. Fair values were determined using valuation methods and assumptions established by management. Use of different assumptions and methods could yield significantly different fair values. Cash flow estimates for loans, leases and OREO were based on judgments regarding future expected loss experience, which included the use of commercial loan credit grades, collateral valuations and current economic conditions. The cash flows were discounted to fair value using rates that included consideration of factors such as current interest rates, costs to service the loans and liquidation of the asset.

Receivable from and Payable to FDIC for loss share agreements.  The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value at the acquisition date using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and expenses at the applicable loss share percentages. The receivable from the FDIC is reviewed and updated quarterly as loss estimates and timing of estimated cash flows related to covered loans and OREO change. Post-acquisition adjustments represent the net change in loss estimates related to covered loans and OREO as a result of changes in expected cash flows and the allowance for loan and lease losses related to covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation may result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable yield and the related FDIC receivable if no provision for loan and lease losses had been recorded previously. While accretable yield is recognized over the estimated remaining life of the covered loan, the FDIC receivable is adjusted over the shorter of the remaining term of the loss share agreement or the life of the covered loan. Other adjustments to the FDIC receivable result from unexpected recoveries of amounts previously charged off, servicing costs that exceed initial estimates and changes to the estimated fair value of OREO.

Certain of the loss share agreements include clawback provisions that require payments to the FDIC if actual losses and expenses do not exceed a calculated amount. Our estimate of the clawback payments based on current loss and expense projections are recorded as an accrued liability. Projected cash flows are discounted to reflect the estimated timing of the payments to the FDIC. For 2012, the payable to the Federal Deposit Insurance Corporation (FDIC) for loss share agreements, which was previously netted against the receivable from FDIC for loss share agreements and reported as an asset, was reclassified and is now included as a liability.

Pension plan assumptions.  BancShares offers a defined benefit pension plan to qualifying employees. The calculation of the benefit obligation, the future value of plan assets, funded status and related pension expense under the pension plan requires the use of actuarial valuation methods and assumptions. The valuations and assumptions used to determine the future value of plan assets and liabilities are subject to management judgment and may differ significantly depending upon the assumptions used. The discount rate used to estimate the present value of the benefits to be paid under the pension plan reflects the interest rate that could be obtained for a suitable investment used to fund the benefit obligation. The assumed discount rate equaled 4.00 percent at December 31, 2012, and 4.75 percent at December 31, 2011. A reduction in the assumed discount rate increases the calculated benefit obligations which results in higher pension expense subsequent to adoption of the lower discount rate. Conversely, an increase in the assumed discount rate causes a reduction in obligations thereby resulting in lower pension expense following the increase in the discount rate.

We also estimate a long-term rate of return on pension plan assets that is used to estimate the future value of plan assets. We consider such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plan and projections of future returns on various asset classes. The calculation of pension expense was based on an assumed expected long-term return on plan assets of 7.50 percent during 2012 compared to 7.75 percent in 2011. A reduction in the long-term rate of return on plan assets increases pension expense for periods following the decrease in the assumed rate of return.

The assumed rate of future compensation increases is reviewed annually based on actual experience and future salary expectations. We used an assumed rate of compensation increase of 4.00 percent to calculate pension expense during 2012 and 4.00 percent during 2011. Assuming other variables remain unchanged, an increase in the rate of future compensation increases results in higher pension expense for periods following the increase in the assumed rate of future compensation increases.

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

We evaluate our effective tax rate on a quarterly basis based upon the current estimate of net income, the favorable impact of various credits, statutory tax rates expected for the year and the amount of tax liability in each jurisdiction in which we operate. Annually, we file tax returns with each jurisdiction where we have tax nexus and settle our return liabilities.

Changes in estimated income tax liabilities occur periodically due to changes in actual or estimated future tax rates and projections of taxable income, interpretations of tax laws, the complexities of multi-state income tax reporting, the status of examinations being conducted by various taxing authorities and the impact of newly enacted legislation or guidance as well as income tax accounting pronouncements.

EXECUTIVE OVERVIEW

     BancShares’ earnings and cash flows are primarily derived from our commercial banking activities. We gather deposits from retail and commercial customers and also secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets, including loans and leases, investment securities and overnight investments. We also invest in the bank premises and furniture and equipment used to conduct our commercial banking business. In addition to traditional loan and deposit products, we also offer treasury services products, cardholder and merchant services, wealth management services, as well as various other products and services typically offered by commercial banks.

BancShares conducts its banking operations through its wholly-owned subsidiary First-Citizens Bank & Trust Company (FCB), a state-chartered bank organized under the laws of the state of North Carolina. Prior to 2011, BancShares also conducted banking activities through IronStone Bank (ISB), a federally-chartered thrift institution. On January 7, 2011, ISB was merged into FCB.

Various external factors influence the focus of our business efforts. The industry-wide financial challenges that began in 2008 have, to varying degrees, continued through 2012. During this period, asset quality challenges, capital adequacy problems and weak economic conditions have resulted in unfavorable conditions for growth. During this period of industry-wide turmoil, we have continued our longstanding attention to prudent banking practices. Historically, we have focused on liquidity, asset quality and capital strength as key areas of focus. We believe these qualities are critical to our company's long-term health and also enable us to participate in various growth opportunities.

During the period 2000 though 2008, we focused on organic growth in North Carolina and Virginia and de novo branching into high growth markets in other states. However, in recognition of the significant opportunity for balance sheet and capital growth with little credit risk, we elected to participate in six FDIC-assisted transactions involving distressed financial institutions during the period from 2009 through 2011. Participation in FDIC-assisted transactions provided opportunities to increase our business volumes in existing markets and to expand our banking presence to adjacent markets that we deemed demographically attractive. For each of the six FDIC-assisted transactions we completed, loss share agreements protect us from a substantial portion of the asset quality risk that we would otherwise incur. Additionally, purchase discounts and fair value adjustments on acquired assets and assumed liabilities resulted in significant acquisition gains that provided a substantial portion of the equity required to fund the transactions.

Despite the recognition of significant acquisition gains in 2011, 2010 and 2009, narrow interest margins and legislatively-imposed restrictions on our ability to collect various fees have adversely affected our core earnings. Additionally, while distressed customers continue to experience difficulty meeting their debt service obligations, other customers who are fearful of economic uncertainty defer new borrowings and continue to repay existing debt.

As we consider our position in the current business environment, we continue to benefit from our organization’s strengths. In our effort to optimally allocate our resources, we have identified the following corporate strengths and market opportunities:

•	Our multi-state delivery network that serves both major metropolitan markets and rural communities

•	Our strategic focus on narrow business customer segments that utilize mainstream banking services

•	Our focus on balance sheet liquidity

•	Our conservative credit philosophies

•	Our commitment to the long-term impact of strategic, financial and operational decisions

•	Our dedicated associates and experienced executive leadership

•	Our size, which allows us to provide services typically only available through large banks, but with a focus on customer service that is typical of community banks

•	The opportunity to expand our branch network and asset base through acquisitions

•	Our presence in diverse and demographically robust markets

•	Our ability to attract customers of super-regional banks who demand a higher level of customer service than they currently receive

•	The opportunity to generate increased volumes of fee income in areas such as merchant processing, credit card interchange, insurance, business and treasury services and wealth management activities

•	Our potential for customer attraction, enhanced customer experience and incremental sales as a result of the growing desire of customers to acquire financial services over the Internet

We have identified the following challenges and threats that are most relevant and likely to have an impact on our success.

•	Weakened domestic economy driving higher than normal unemployment, elevated credit costs and low interest rates

•	Increased competition from non-bank financial service providers

•	Continued decline in the role of traditional commercial banks in the large loan credit market

•	Continued customer migration away from traditional branch offices as the banking focal point

•	Challenge to attract and retain qualified associates

•	Competition from global financial service providers that operate with narrower margins on loan and deposit products

•	Existing legislative and regulatory actions that have had an adverse impact on fee income, increased our compliance costs and will reduce existing capital

•	The need to make significant investments to improve our information technology infrastructure

•	Overcapacity in noninterest expense structure that reduces our ability to effectively compete with larger financial institutions

•	Incremental capital required by BASEL III

During the past two years, we have closely examined the state of our core technology systems and related business processes and determined that significant investments are required. The project to modernize our systems will begin in 2013 with phased implementation through 2016. During 2012, we also identified several product offerings with inadequate business volumes to allow us to achieve adequate profitability. Therefore, during 2012, we divested our working capital division that purchased and collected short-term receivables and our stock transfer division that provided shareholder services to clients.

In addition to our commercial banking activities, we have for a number of years provided a variety of business, data processing, bank operations, corporate trust, stock transfer and related services to other banks and financial institutions. FCB has engaged in that line of business for more than 20 years and has provided certain of those services to as many as 60 different financial institutions. However, due to the rapid consolidation of the banking industry and the resulting loss of a significant number of client banks, as well as the prospective loss of additional client banks, we began a planned transition away from this line of business in 2012.

One of the principal services offered to client banks has been core processing services on our legacy technology systems. As a component of the transition from the client bank services line of business and realizing that the majority of those banks utilizing our legacy technology systems would benefit from a more integrated processing system designed for community banks, we converted nearly all banks to a vendor-provided integrated processing system licensed from the vendor. Another step in the transition from this line of business was the execution in early-2013 of an agreement with the vendor to sell to them our processing business that had been running on their application, thus prospectively terminating our ongoing support and efforts with respect to this aspect of our client bank business. Our largest client bank is a financial institution controlled by Related Persons, which did not migrate to the vendor-provided servicing system due to the size and complexity of that institution. That institution will continue to utilize our core technology systems and is partnering with us on the system modernization project.

While industry earnings recovered during 2012, financial challenges were evident with pressure on net interest income and noninterest income accompanied by little change in noninterest expenses. The earnings recovery was driven by lower credit costs and reduced allowance for loan and lease loss level. The Federal Reserve's continuing efforts to stimulate economic growth has resulted in interest rates remaining at unprecedented low levels, with an expressed intent to hold benchmark interest rates stable until 2015. The low interest rate environment has created pressure on net interest income.

Although improved when compared to 2011, soft real estate markets continue to cause banks to carry relatively large inventories of OREO and to market and sell properties for amounts less than estimated market prices. Real estate demand in many of our markets remains weak, resulting in depressed real estate prices that continue to affect collateral values for many borrowers. As a result, when customer cash flow is inadequate to avoid default, losses resulting from liquidation of collateral are higher than would have occurred prior to the decline in real estate values. Exposure to declining real estate values have caused some loans secured by a second mortgage to become effectively unsecured.

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

The demand for our treasury services products has been adversely influenced by extraordinarily low interest rates. Our balance sheet liquidity position remains strong despite significant attrition of deposits assumed in the FDIC-assisted transactions.

Ongoing economic weakness and market uncertainty continues to have a significant impact on virtually all financial institutions in the United States. Beyond the profitability pressures resulting from a weak economy, financial institutions continue to face challenges resulting from implementation of legislative and governmental reforms to stabilize the financial services industry and provide added consumer protection. In addition to the various actions previously enacted by governmental agencies and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), further changes will likely occur, including the BASEL III requirements that are anticipated to be finalized during 2013.

The Dodd-Frank Act contained provisions that will gradually eliminate our ability to include trust preferred securities as equity for capital adequacy purposes. Due to the pending elimination of those securities from our capital and the cost of those borrowings, we elected to redeem $150.0 million of our trust preferred securities during July 2012.

     Financial institutions have typically focused their strategic and operating emphasis on maximizing profitability and therefore have measured their relative success by reference to profitability measures such as return on average assets or return on average shareholders’ equity. BancShares’ return on average assets and return on average equity have historically compared unfavorably to the returns of similar-sized financial holding companies. We have consistently placed primary strategic emphasis upon balance sheet liquidity, asset quality and capital conservation, even when those priorities may have been detrimental to short-term profitability. While we have not been immune from adverse influences arising from economic weaknesses, our long-standing focus on balance sheet strength served us particularly well during the period from 2009 through 2012.

Although we are unable to control the external factors that influence our business, by maintaining high levels of balance sheet liquidity, prudently managing our interest rate exposures and by actively monitoring asset quality, we seek to minimize the potentially adverse risks of unforeseen and unfavorable economic trends and take advantage of favorable economic conditions and opportunities when appropriate. As economic conditions improve, we believe we are well positioned to resume favorable organic growth in loans and deposits and achieve acceptable profitability levels without the benefit of acquisition gains.

EARNINGS SUMMARY

BancShares reported earnings for 2012 of $134.3 million, or $13.11 per share, compared to $195.0 million, or $18.80 per share during 2011. Net income as a percentage of average assets equaled 0.64 percent during 2012, compared to 0.92 percent during 2011. The return on average equity was 7.01 percent for 2012, compared to 10.77 percent for 2011. The $60.7 million, or 31.1 percent, decrease in 2012 net income was primarily due to the 2011 acquisition gains that had an after-tax impact of $91.5 million or $8.79 per share. No acquisition gains were recorded in 2012. The absence of acquisition gains in 2012 was partially offset by a reduction in the provision for loan and lease losses on covered loans, lower noninterest expense and higher net interest income.

Net interest income during 2012 increased $43.7 million, or 5.0 percent, versus 2011. The taxable-equivalent net yield on interest-earning assets increased 19 basis points due to reduced deposit costs and an increase in average interest-earning assets, primarily due to higher investment securities and overnight borrowings. During 2012, acquired loan accretion income significantly impacted the taxable-equivalent net yield on interest-earning assets. Continued reduction in acquired loans over the next several years will likely cause accretion income to decline.

The provision for loan and lease losses decreased $89.4 million, to $142.9 million for 2012, compared to $232.3 million for 2011, the result of lower noncovered loan net charge-offs and reduced post-acquisition deterioration of acquired loans covered by loss share agreements. In general, the provision for loan loss entries to record or reverse post-acquisition deterioration of acquired loans are accompanied by corresponding adjustments to the receivable from the FDIC with offsets to noninterest income at the appropriate indemnification rate.

Noninterest income decreased $275.1 million or 59.2 percent during 2012 when compared to 2011, resulting from both the absence of acquisition gains in 2012 and significant differences in the income statement impact of adjustments to the receivable from the FDIC. Adjustments to the receivable from the FDIC for loss share agreements resulted in a $101.6 million reduction in noninterest income in 2012 compared to a net reduction of $19.3 million in 2011. Excluding the $150.4 million in 2011 acquisition gains and the adjustments to the FDIC receivable, noninterest income decreased $42.4 million, or 12.7 percent during 2012.

Noninterest expense decreased $26.0 million, or 3.3 percent, during 2012 when compared to 2011 due to reductions in foreclosure-related expenses, FDIC deposit insurance premiums, card loyalty program expense and external processing fees.

FDIC-ASSISTED TRANSACTIONS

Participation in FDIC-assisted transactions provided significant growth opportunities for us during 2011, 2010 and 2009. These transactions allowed us to increase our presence in existing markets and to expand our banking presence to contiguous markets. Additionally, purchase discounts and fair value adjustments on acquired assets and assumed liabilities resulted in significant acquisition gains recorded at the time of each acquisition. All of the FDIC-assisted transactions included loss share agreements that protect us from a substantial portion of the credit and asset quality risk we would have otherwise incurred.

Acquisition accounting and issues affecting comparability of financial statements.  As estimated exposures related to the acquired assets covered by loss share agreements change based on post-acquisition events, our adherence to GAAP and accounting policy elections that we have made affect the comparability of our current results of operations to earlier periods. Several of the key issues affecting comparability are as follows:

•	When post-acquisition events suggest that the amount of cash flows we will ultimately receive for a loan covered by a loss share agreement is less than originally expected:

•	An allowance for loan and lease losses may be established for the post-acquisition exposure that has emerged with a corresponding charge to provision for loan and lease losses;

•
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

•
Any allowance for loan and lease losses that was previously established for post-acquisition exposure is reversed with a corresponding reduction to provision for loan and lease losses; if no allowance was established in earlier periods, the amount of the improvement in the cash flow projection results in a reclassification from the nonaccretable difference created at the acquisition date to an accretable yield; the newly-identified accretable yield is accreted into income over the remaining life of the loan as an increase in interest income;

•
The receivable from the FDIC is adjusted immediately for reversals of previously recognized impairment and prospectively for reclassifications from nonaccretable difference to reflect the indemnified portion of the post-acquisition change in exposure; a corresponding reduction in noninterest income is also recorded immediately for reversals of previously established allowances or, for reclassifications from nonaccretable difference, over the shorter of the remaining life of the related loan or loss share agreements;

•
When actual payments received on loans are greater than current estimates, large nonrecurring discount accretion may be recognized during a specific period; discount accretion is recognized as an increase in interest income;

•
Adjustments to the receivable from the FDIC resulting from changes in estimated loan cash flows are based on the reimbursement provision of the applicable loss share agreement with the FDIC. Adjustments to the receivable from the FDIC partially offset the impact of the adjustment to the covered loan carrying value, but the rate of the change to the receivable from the FDIC relative to the change in the covered loan carrying value is not constant. The loss share agreements establish reimbursement rates for losses incurred within certain ranges. In some loss share agreements, higher loss estimates result in higher reimbursement rates, while in other loss share agreements, higher loss estimates trigger a reduction in the reimbursement rates. In addition, some of the loss share agreements include clawback provisions that require the purchaser to remit a payment to the FDIC in the event the aggregate amount of losses and expenses is less than a loss estimate established by the FDIC. The adjustments to the receivable from and payable to the FDIC based on changes in loss estimates are measured based on the actual reimbursement rates and consider the impact of changes in the projected clawback payment. Table 3 provides details on the various reimbursement rates for each loss share agreement;

•
As of December 31, 2012, loans acquired in all six of the FDIC-assisted transactions are being accounted for using an acquired loan accounting system. Loans acquired in the CCB and SAB transactions have been on the acquired loan accounting system throughout 2012, loans acquired in the TVB and VB transactions were added to the acquired loan accounting system during the third quarter of 2012 and loans acquired in the First Regional and United Western transactions were added to the acquired loan accounting system during the fourth quarter of 2012. The acquired loan accounting system has a greater capacity to project future cash flows than the manual system used prior to the dates loans were converted to the acquired loan accounting system. As loans have migrated to the acquired loan accounting system, the balance of loans accounted for under the cost recovery method decreased significantly, which resulted in a large increase in accretable yield. Some of the newly-identified accretable yield has been reclassified from non-accretable difference, but much of the increase results from cash flows that were not previously projected and from revisions of prior projections.

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
GAAP permits acquired loans to be accounted for in designated pools based on common risk characteristics. When loans are pooled, improvements in some loans within a pool may offset deterioration in other loans within the same pool resulting in less volatility in net interest income and provision for loan and lease losses. All CCB loans and United Western's residential mortgage loans were assigned to pools based on various factors including loan type, collateral type and performance status. All other acquired loans are being accounted for on an individual loan level. The non-pool election for the majority of our acquired loans accentuates volatility in net interest income and the provision for loan and lease losses.

Income statement impact.  The six FDIC-assisted transactions created acquisition gains recognized at the time of the respective transaction. For the years ended December 31, 2011, and 2010, acquisition gains totaled $150.4 million, and $136.0 million, respectively. No acquisition gains were recorded during 2012. Additionally, the acquired loans, assumed deposits and assumed borrowings originated by the six banks have affected net interest income, provision for loan and lease losses and noninterest income. Increases in noninterest expense have resulted from incremental staffing, facility costs for the branch locations, collection expenses and foreclosure-related expenses resulting from the FDIC-assisted transactions. Various fair value discounts and premiums that were previously recorded are being accreted and amortized into income over the life of the underlying asset or liability.

Post-acquisition changes that affect the amount of expected cash flows can result in recognition of provision for loan and lease losses or the reversal of previously-recognized provision for loan and lease losses. During the years ended December 31, 2012, and 2011, total provision for loan and lease losses related to acquired loans equaled $100.8 million and $174.5 million, respectively. The decreases in the provision for covered loan losses in 2012 are the result of lower charge-offs, improved cash flow projections and lower post-acquisition deterioration on acquired loans. Provision for loan and lease losses related to acquired loans equaled $86.9 million in 2010.

Accretion income is generated by recognizing accretable yield over the life of acquired loans. At acquisition date, accretable yield is the difference in the expected cash flows and the present value of those expected cash flows. The amount of accretable yield related to the loans can change if the estimated cash flows expected to be collected changes subsequent to the initial estimates. While changes in accretable yield generally result from changes identified in credit reviews, more precise cash flow estimates and discount accretion resulting from the deployment of loans acquired from TVB, VB, First Regional and United Western to the acquired loan accounting system during 2012 resulted in a large reduction in loans previously accounted for under the cost recovery method since those loans are now accreting yield. The recognition of accretion income can be accelerated in the event of unscheduled repayments for amounts in excess of current estimates and various other post-acquisition events. Due to the many factors that can influence the amount of accretion income recognized in a given period, this component of net interest income is not easily predictable for future periods and impacts the comparability of interest income, net interest income and overall results of operations. During the years ended December 31, 2012, and 2011, total discount accretion on acquired loans equaled $304.0 million and $319.4 million, respectively. Accretion income recognized during 2010 totaled $181.4 million.

Post-acquisition improvements that affect accretion income as well as post-acquisition deterioration of covered loans also result in adjustments to the receivable from the FDIC for changes in the estimated amount that would be covered under the respective loss share agreement. While accretion income is recognized prospectively over the remaining life of the loan, the adjustment to the receivable from the FDIC is recognized over the shorter of the remaining life of the loan or the remaining term of the applicable loss share agreement. As a result, the recognition of accretion income may occur over a longer period than the related income statement impact of the adjustment to the receivable from the FDIC. During the year ended December 31, 2012, the adjustment to the receivable from the FDIC resulting from post-acquisition improvements in covered assets exceeded the amount of the adjustment for post-acquisition deterioration, resulting in a net reduction to the receivable from the FDIC and a net charge of $101.6 million to noninterest income compared to a net reduction to the receivable and a corresponding reduction of $19.3 million in noninterest income during 2011. The change during 2012 primarily reflects favorable changes in loss estimates when compared to 2011.
Certain loss share agreements require that we make a payment to the FDIC in the event the aggregate amount of losses and expenses incurred fall below a certain amount. As of December 31, 2012, based on our current estimate of losses and expenses, we estimate that we will be required to pay the FDIC a total of $101.6 million.
The various terms of each loss share agreement and the components of the resulting receivable from the FDIC is provided in Table 3. The table includes the estimated fair value of the receivable at the respective acquisition dates of each FDIC-assisted transaction as well as the carrying value of the receivable at December 31, 2012. Additionally, the portion of the carrying value of the receivable that relates to accretable yield from improvements in acquired loan cash flows subsequent to acquisition is provided for each loss share agreement. This component of the receivable will be recognized as a reduction to noninterest income over the shorter of the remaining life of the associated loan receivable or the related loss share agreement. The carrying value as of December 31, 2012, excludes estimated obligations to the FDIC under any applicable clawback provisions.
As of December 31, 2012, the receivable from the FDIC includes $100.2 million of estimated reimbursements from the FDIC. The receivable from the FDIC also includes $170.0 million that we expect to recover through prospective amortization of the asset arising from improvements in the related loans. The timing of expected losses on covered assets is monitored by management to ensure the losses will occur during the respective loss share terms. When projected losses are expected to occur after expiration of the applicable loss share agreement, the receivable from the FDIC is adjusted to reflect the forfeiture of loss share protection.

Table 3
LOSS SHARE PROVISIONS FOR FDIC-ASSISTED TRANSACTIONS

		Losses/expenses incurred through 12/31/2012	Cumulative amount reimbursed by FDIC through 12/31/2012	Carrying value at December 31, 2012		Current portion of receivable due from FDIC for 12/31/2012 filings	Receivable related to accretable yield as of 12/31/2012
	Fair value at acquisition date			Receivable from FDIC	Payable to FDIC
Entity
	(thousands)
TVB - combined losses	$103,558	$184,037	$—	$41,406	$—	$—	$30,776
VB - combined losses	138,963	149,074	116,287	12,754	—	2,972	7,293
First Regional - combined losses	378,695	324,117	208,011	74,535	67,718	17,829	56,137
SAB - combined losses	89,734	87,420	64,604	37,435	3,570	5,332	25,381
United Western
Non-single family residential losses	112,672	108,990	83,236	33,941	15,568	4,199	14,290
Single family residential losses	24,781	1,917	1,105	12,425	—	428	7,310
CCB - combined losses	155,070	172,534	124,636	57,696	14,785	13,537	28,844
Total	$1,003,473	$1,028,089	$597,879	$270,192	$101,641	$44,297	$170,031

Each FDIC-assisted transaction has a separate loss share agreement for Single-Family Residential loans (SFR) and non-Single-Family Residential loans (NSFR).
For TVB, combined losses are covered at 0 percent up to $193.3 million, 80 percent for losses between $193.3 million and $464.0 million, and 95 percent for losses above $464.0 million.
For VB, combined losses are covered at 80 percent up to $235.0 million and 95 percent for losses above $235.0 million.
For FRB, combined losses are covered at 0 percent up to $41.8 million, 80 percent for losses between $41.8 million and $1.02 billion, and 95 percent for losses above $1.02 billion.
For SAB, combined losses are covered at 80 percent up to $99.0 million and 95 percent for losses above $99.0 million.
For United Western SFR loans, losses are covered at 80 percent up to $32.5 million, 0 percent between $32.5 million and $57.7 million, and 80 percent for losses above $57.7 million.
For United Western NSFR loans, losses are covered at 80 percent up to $111.5 million, 30 percent between $111.5 million and $227.0 million, and 80 percent for losses above $227.0 million.
For CCB, combined losses are covered at 80 percent up to $231.0 million, 0 percent between $231.0 million and $285.9 million, and 80 percent for losses above $285.9 million.

Fair value at acquisition date represents the initial value of the receivable, net of the payable. Receivable related to accretable yield represents balances that, due to post-acquisition credit quality improvement, will be amortized over the shorter of the covered asset's life or the term of the loss share period.

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier investments typically carry a higher interest rate but expose us to potentially higher levels of default.

We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures with a concentration of owner-occupied real estate loans in the medical and related fields. The focus on asset quality also influences the composition of our investment securities portfolio. At December 31, 2012, government agency securities represented 58.4 percent of our investment securities portfolio, compared to residential mortgage-backed securities and U. S. Treasury securities, which represented 25.4 percent and 15.8 percent,

respectively, of the investment securities portfolio. The balance of the portfolio included corporate bonds, state, county and municipal securities and common stock of other financial institutions. Overnight investments are selectively made with the Federal Reserve Bank and other financial institutions that are within our risk tolerance.

During 2012, interest-earning assets averaged $18.97 billion, an increase of $150.2 million or 0.8 percent from 2011. The increase was due to a $482.8 million increase in investment securities and a $157.1 million increase in overnight investments. Average loans declined by $489.7 million.

Loans and leases

Loans and leases totaled $13.39 billion at December 31, 2012, a decrease of $558.4 million or 4.0 percent when compared to December 31, 2011. Because of lower levels of noncommercial loans, total noncovered loans decreased $5.5 million during 2012, following a decline of $95.5 million during 2011. Loans covered under loss share agreements totaled $1.81 billion at December 31, 2012, or 13.5 percent of total loans, compared to $2.36 billion at December 31, 2011, representing 16.9 percent of loans outstanding. Table 4 details the composition of loans and leases for the past five years.

Commercial mortgage loans not covered by loss share agreements totaled $5.34 billion at December 31, 2012, a $236.8 million or 4.6 percent increase from December 31, 2011. In 2011 commercial mortgage loans increased 7.7 percent over 2010. Noncovered commercial mortgage loans represent 46.1 percent of total noncovered loans at December 31, 2012, and 44.1 percent at December 31, 2011. The sustained growth reflects our continued focus on small business customers, particularly among medical-related and other professional customers. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At December 31, 2012, revolving mortgage loans not covered by loss share agreements totaled $2.21 billion or 19.1 percent of total noncovered loans and leases, compared to $2.30 billion or 19.8 percent at December 31, 2011. The 2012 decrease in noncovered revolving mortgage loans is a result of reduced demand among retail customers.

Commercial and industrial loans not covered by loss share agreements equaled $1.73 billion at December 31, 2012, compared to $1.76 billion at December 31, 2011, a decline of $38.3 million or 2.2 percent. This decrease follows a decline of $105.1 million or 5.6 percent from 2010 to 2011. Noncovered commercial and industrial loans represent 14.9 percent and 15.2 percent of total noncovered loans and leases, respectively, as of December 31, 2012, and 2011. While general demand for commercial and industrial lending improved during 2012, our primary lending focus remains with real estate-secured lending.

Table 4
LOANS AND LEASES

			December 31
	2012	2011	2010	2009	2008
			(thousands)
Covered loans	$1,809,235	$2,362,152	$2,007,452	$1,173,020	$—
Noncovered loans and leases :
Commercial:
Construction and land development	309,190	381,163	338,929	541,110	548,095
Commercial mortgage	5,341,839	5,104,993	4,737,862	4,552,078	4,343,809
Other commercial real estate	160,980	144,771	149,710	158,187	149,478
Commercial and industrial	1,726,126	1,764,407	1,869,490	1,832,670	1,885,358
Lease financing	330,679	312,869	301,289	330,713	353,933
Other	125,681	158,369	182,015	195,084	99,264
Total commercial loans	7,994,495	7,866,572	7,579,295	7,609,842	7,379,937
Noncommercial:
Residential mortgage	822,889	784,118	878,792	864,704	894,802
Revolving mortgage	2,210,133	2,296,306	2,233,853	2,147,223	1,911,852
Construction and land development	131,992	137,271	192,954	81,244	230,220
Consumer	416,606	497,370	595,683	941,986	1,233,075
Total noncommercial loans	3,581,620	3,715,065	3,901,282	4,035,157	4,269,949
Total noncovered loans and leases	11,576,115	11,581,637	11,480,577	11,644,999	11,649,886
Total loans and leases	13,385,350	13,943,789	13,488,029	12,818,019	11,649,886
Less allowance for loan and lease losses	319,018	270,144	227,765	172,282	157,569
Net loans and leases	$13,066,332	$13,673,645	$13,260,264	$12,645,737	$11,492,317

	December 31, 2012			December 31, 2011
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
	(thousands)
Covered loans:
Commercial:
Construction and land development	$71,225	$166,681	$237,906	$117,603	$221,270	$338,873
Commercial mortgage	107,281	947,192	1,054,473	138,465	1,122,124	1,260,589
Other commercial real estate	35,369	71,750	107,119	33,370	125,024	158,394
Commercial and industrial	3,932	45,531	49,463	27,802	85,640	113,442
Lease financing	—	—	—	—	57	57
Other	—	1,074	1,074	—	1,330	1,330
Total commercial loans	217,807	1,232,228	1,450,035	317,240	1,555,445	1,872,685
Noncommercial:
Residential mortgage	48,077	249,849	297,926	46,130	281,438	327,568
Revolving mortgage	9,606	29,104	38,710	15,350	36,202	51,552
Construction and land development	15,136	5,657	20,793	78,108	27,428	105,536
Consumer	—	1,771	1,771	1,477	3,334	4,811
Total noncommercial loans	72,819	286,381	359,200	141,065	348,402	489,467
Total covered loans	$290,626	$1,518,609	$1,809,235	$458,305	$1,903,847	$2,362,152

Consumer loans not covered by loss share agreements amounted to $416.6 million at December 31, 2012, a decrease of $80.8 million, or 16.2 percent, from the prior year. At December 31, 2012, and 2011, consumer loans not covered by loss share agreements represent 3.6 percent and 4.3 percent of total noncovered loans, respectively. This decline is the result of the general contraction in consumer borrowing in 2012 and 2011 due to recessionary economic conditions and continued run-off in our automobile sales finance portfolio.

There were $822.9 million of residential mortgage loans not covered by loss share agreements at December 31, 2012, representing 7.1 percent of total noncovered loans compared to $784.1 million at December 31, 2011, an increase of $38.8 million or 4.9 percent. This increase is indicative of the low interest rate environment and consumer refinance demand. While the majority of residential mortgage loans that we originated in 2012 and 2011 were sold to investors, other loans are retained in the loan portfolio principally due to the nonconforming characteristics of the retained loans.

Commercial construction and land development loans not covered by loss share agreements equaled $309.2 million at December 31, 2012, a decrease of $72.0 million, or 18.9 percent from December 31, 2011. This decrease was driven by repayments and write-downs on a commercial construction and land development relationships based on updated appraisals. Our noncovered construction and land development portfolio does not include significant exposure to builders to acquire, develop or construct homes in large tracts of real estate. Rather, the commercial construction and land development portfolio is composed primarily of loans to construct commercial buildings to be occupied by the borrower. Most of the construction portfolio relates to borrowers in North Carolina and Virginia where real estate values have declined less severely than other markets in which we operate, particularly Atlanta, Georgia and Florida.

At December 31, 2012, there were $1.05 billion of commercial mortgage loans covered by loss share agreements, 58.3 percent of the $1.81 billion in covered loans. This compares to $1.26 billion of covered commercial mortgage loans, representing 53.4 percent of total covered loans, at December 31, 2011. Covered residential mortgage loans totaled $297.9 million or 16.5 percent of total covered loans at December 31, 2012, compared to $327.6 million or 13.9 percent at December 31, 2011.  Construction and land development loans covered by loss share agreements at December 31, 2012, totaled $258.7 million or 14.3 percent of total covered loans, a decrease of $185.7 million since December 31, 2011. The changes in covered loan balances since December 31, 2011, reflect continued reductions of outstanding loans from the FDIC-assisted transactions from foreclosure, payoffs and normal run-off.

There were no foreign loans or leases, covered or noncovered, in any period.

We expect non-acquisition loan growth to improve only slightly in 2013 due to the weak demand for loans and intense competitive pricing. Loan projections are subject to change due to further economic deterioration or improvement and other external factors.

Investment securities

Investment securities available for sale at December 31, 2012, and 2011 totaled $5.23 billion and $4.06 billion, respectively, a $1.17 billion or 28.8 percent increase. Available for sale securities are reported at their aggregate fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes.

Changes in our investment securities portfolio result from trends among loans and leases, deposits and short-term borrowings. When inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow overnight investments to decline and use proceeds from maturing and called securities to fund loan demand. The increase during 2012 is the result of deposit growth occurring while loan balances declined.

Since 2009, we have invested a significant portion of our available liquidity in government agency securities, while the balance of U.S. Treasury securities has declined due to scheduled maturities. As a result of policy changes initiated during the second quarter of 2012, we modified the targeted portfolio composition, increasing the allowable portion of mortgage-backed securities, while the U.S. Treasury securities allocation declined. The residential mortgage-backed securities are primarily pass-through securities issued by the Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation comprised of 10-year and 15-year loans.

Table 5 presents detailed information relating to the investment securities portfolio.

Income on interest-earning assets.

Interest income amounted to $1.00 billion during 2012, a $10.3 million or 1.0 percent decrease from 2011, compared to a $45.8 million or 4.7 percent increase from 2010 to 2011. The slight decrease in interest income during 2012 is the result of reduced yields on investment securities offset by higher balances of interest-earning assets. During 2012, interest-earning assets averaged $18.97 billion, an increase of $150.2 million from 2011. This increase results from higher investment security balances caused by deposit growth within our legacy branch network in excess of loan and lease demand.

Table 6 analyzes taxable-equivalent yields and rates on interest-earning assets and interest-bearing liabilities for the five years ending December 31, 2012. The taxable-equivalent yield on interest-earning assets was 5.31 percent during 2012, a 10 basis point decrease from the 5.41 percent reported in 2011, the result of lower average loan balances and reduced yields on investment securities. The taxable-equivalent yield on interest-earning assets equaled 5.27 percent in 2010 with a significantly higher yield on investment securities, compared to 2011, which was more than offset by a lower loan yield due to more modest levels of accretion income on acquired loans.

The taxable-equivalent yield on the loan and lease portfolio increased from 6.91 percent in 2011 to 7.15 percent in 2012. The 24 basis point yield increase was offset by a $489.7 million or 3.5 percent reduction in average loans and leases resulting in a slight overall decline in loan interest income from 2011. Loan interest income included $304.0 million of discount accretion during 2012 compared to $319.4 million during 2011. The recognition of accretion income on acquired loans is significantly influenced by differences between initial cash flow estimates and changes to those estimates that evolve in subsequent periods. Accretion income in future periods is likely to decrease as the balance of acquired loans continues to decline. Loan interest income in 2011 increased $53.2 million, or 5.8 percent, driven by a 30 basis point yield increase resulting from loan discount accretion income in 2011, and by incremental interest from a $184.6 million, or 1.3 percent increase in average loans and leases.

Interest income earned on the investment securities portfolio amounted to $35.5 million and $46.0 million during 2012 and 2011, respectively, with a taxable-equivalent yield of 0.77 percent and 1.12 percent. The $10.5 million decrease in investment interest income during 2012 resulted from a 35 basis points decrease in the taxable-equivalent yield. While increases in average balances have partially offset the impact of lower yields, the yield reduction was primarily caused by significantly lower reinvestment rates on new securities as compared to maturing and called securities. Interest income on investment securities declined from 2010 to 2011 by $6.4 million due to a 36 basis point decrease in the taxable-equivalent yield. The yield reductions in 2012 and 2011 reflect the extraordinarily low interest rates on investment securities. We anticipate the yield on investment securities will remain at current low levels until the Federal Reserve begins to raise the benchmark fed funds rates, an action that would likely lead to higher asset yields.

Table 5
INVESTMENT SECURITIES

	2012				2011		2010
	Cost	Fair value	Average maturity (yrs./mos.)	Taxable equivalent yield	Cost	Fair value	Cost	Fair value
Investment securities available for sale:	(dollars in thousands)
U. S. Treasury:
Within one year	$576,101	$576,393	0/11	0.39%	$811,038	$811,835	$1,332,798	$1,336,446
One to five years	247,140	247,239	1/9	0.27	76,003	75,984	602,868	602,954
Total	823,241	823,632	1/2	0.35	887,041	887,819	1,935,666	1,939,400
Government agency:
Within one year	1,708,572	1,709,520	0/4	0.38	2,176,527	2,176,143	1,879,988	1,869,569
One to five years	1,343,468	1,345,684	1/10	0.43	415,447	416,066	50,481	50,417
Total	3,052,040	3,055,204	1/0	0.40	2,591,974	2,592,209	1,930,469	1,919,986
Residential mortgage-backed securities:
Within one year	3,397	3,456	0/9	3.69	374	373	6	3
One to five years	732,614	736,284	3/8	1.50	56,650	56,929	10,755	11,061
Five to ten years	193,500	195,491	7/6	1.78	90,595	91,077	1,673	1,700
Over ten years	385,700	394,426	18/4	2.90	150,783	158,842	126,857	130,781
Total	1,315,211	1,329,657	8/7	1.96	298,402	307,221	139,291	143,545
State, county and municipal:
Within one year	486	490	0/3	5.19	242	244	757	757
One to five years	—	—	—	—	359	372	473	489
Five to ten years	60	60	5/11	4.75	10	10	10	10
Over ten years	—	—	—	—	415	415	—	—
Total	546	550	0/10	5.14	1,026	1,041	1,240	1,256
Corporate bonds:
Within one year	—	—	—	—	250,476	252,820	227,636	230,043
One to five years	—	—	—	—	—	—	251,524	256,615
Total	—	—	—	—	250,476	252,820	479,160	486,658
Other
Five to ten years	838	820	5/6	7.58	—	—	—	—
Equity securities	543	16,365			939	15,313	1,055	19,231
Total investment securities available for sale	5,192,419	5,226,228			4,029,858	4,056,423	4,486,881	4,510,076
Investment securities held to maturity:
Residential mortgage-backed securities:
One to five years	1,242	1,309	4/3	5.58	12	11	—	—
Five to ten years	18	11	8/10	4.55	1,699	1,820	2,404	2,570
Over ten years	82	128	16/2	7.07	111	149	128	171
Total	1,342	1,448	5/1	5.66	1,822	1,980	2,532	2,741
Total investment securities held to maturity	1,342	1,448	5/1	5.66	1,822	1,980	2,532	2,741
Total investment securities	$5,193,761	$5,227,676			$4,031,680	$4,058,403	$4,489,413	$4,512,817

Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities that are exempt from federal and/or state income taxes are stated on a taxable-equivalent basis assuming statutory rates of 35.0 percent for federal income taxes and 6.9 percent for state income taxes for all periods. Corporate bonds are debt securities issued pursuant to the Temporary Liquidity Guarantee Program issued with the full faith and credit of the United States of America. Mortgage-backed securities are presented based upon weight-average maturities anticipating future prepayments.

Table 6
AVERAGE BALANCE SHEETS

	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars in thousands, taxable equivalent)
Assets
Loans and leases	$13,560,773	$969,802	7.15%	$14,050,453	$970,225	6.91%
Investment securities:
U. S. Treasury	935,135	2,574	0.28	1,347,874	8,591	0.64
Government agency	2,857,714	16,339	0.57	2,084,627	20,672	0.99
Residential mortgage-backed securities	757,296	14,388	1.90	320,611	9,235	2.88
Corporate bonds	129,827	2,574	1.98	426,114	7,975	1.87
State, county and municipal	829	57	6.88	3,841	279	7.26
Other	17,758	340	1.91	32,694	548	1.68
Total investment securities	4,698,559	36,272	0.77	4,215,761	47,300	1.12
Overnight investments	715,583	1,738	0.24	558,454	1,394	0.25
Total interest-earning assets	18,974,915	$1,007,812	5.31%	18,824,668	$1,018,919	5.41%
Cash and due from banks	529,224			486,812
Premises and equipment	876,802			846,989
Allowance for loan and lease losses	(272,105)			(241,367)
Other real estate owned	172,269			193,467
Receivable from FDIC for loss share agreements	350,933			628,132
Other assets	445,406			396,871
Total assets	$21,077,444			$21,135,572
Liabilities and shareholders’ equity
Interest-bearing deposits:
Checking With Interest	$2,105,587	$1,334	0.06%	$1,933,723	$1,679	0.09%
Savings	874,311	445	0.05	826,881	1,118	0.14
Money market accounts	5,985,562	16,185	0.27	5,514,920	21,642	0.39
Time deposits	4,093,347	39,604	0.97	5,350,249	77,449	1.45
Total interest-bearing deposits	13,058,807	57,568	0.44	13,625,773	101,888	0.75
Short-term borrowings	664,498	5,107	0.77	652,607	5,993	0.92
Long-term obligations	574,721	27,473	4.78	766,509	36,311	4.74
Total interest-bearing liabilities	14,298,026	$90,148	0.63%	15,044,889	$144,192	0.96%
Demand deposits	4,668,310			4,150,646
Other liabilities	195,839			128,517
Shareholders’ equity	1,915,269			1,811,520
Total liabilities and shareholders’ equity	$21,077,444			$21,135,572
Interest rate spread			4.68%			4.45%
Net interest income and net yield on interest-earning assets		$917,664	4.84%		$874,727	4.65%

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

Table 6
AVERAGE BALANCE SHEETS (continued)

2010			2009			2008
Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
(dollars in thousands, taxable equivalent)

$13,865,815	$917,111	6.61%	$12,062,954	$661,750	5.49%	$11,306,900	$683,943	6.05%

2,073,511	25,586	1.23	2,332,228	45,231	1.94	1,676,157	56,748	3.39
894,695	12,852	1.44	576,423	22,767	3.95	1,318,195	65,055	4.94
163,009	6,544	4.01	108,228	4,812	4.45	80,697	4,311	5.34
487,678	8,721	1.79	342,643	6,283	1.83	—	—	—
1,926	120	6.23	4,693	431	9.18	4,828	322	6.67
20,274	227	1.12	48,405	1,085	2.24	32,840	962	2.93
3,641,093	54,050	1.48	3,412,620	80,609	2.36	3,112,717	127,398	4.09
951,252	2,346	0.25	370,940	731	0.20	450,884	8,755	1.94
18,458,160	$973,507	5.27%	15,846,514	$743,090	4.69%	14,870,501	$820,096	5.51%
535,687			597,443			591,032
844,843			821,961			781,149
(189,561)			(162,542)			(145,523)
160,376			78,924			14,123
630,317			90,427			—
401,358			284,757			292,435
$20,841,180			$17,557,484			$16,403,717

$1,772,298	$1,976	0.11%	$1,547,135	$1,692	0.11%	$1,440,908	$1,414	0.10%
724,219	1,280	0.18	592,610	684	0.12	545,048	1,103	0.20
4,827,021	27,076	0.56	3,880,703	27,078	0.70	3,187,012	59,298	1.86
6,443,916	118,863	1.84	5,585,200	154,305	2.76	5,402,505	201,723	3.73
13,767,454	149,195	1.08	11,605,648	183,759	1.58	10,575,473	263,538	2.49
582,654	5,189	0.89	654,347	4,882	0.75	1,129,563	17,502	1.55
885,145	40,741	4.60	753,242	39,003	5.18	607,463	33,905	5.58
15,235,253	$195,125	1.28%	13,013,237	$227,644	1.75%	12,312,499	$314,945	2.56%
3,774,864			2,973,220			2,532,773
158,825			105,074			73,840
1,672,238			1,465,953			1,484,605
$20,841,180			$17,557,484			$16,403,717
		3.99%			2.94%			2.95%
	$778,382	4.22%		$515,446	3.25%		$505,151	3.40%

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits represent our primary funding source, although we have the ability to utilize non-deposit borrowings to stabilize our liquidity base and to fulfill commercial customer demand for treasury services. Interest-bearing liabilities totaled $14.21 billion as of December 31, 2012, down $334.6 million from December 31, 2011, due to continued customer migration of balances in interest-bearing accounts to demand deposit accounts, the 2012 redemption of trust preferred securities, the continued reductions in deposits assumed in FDIC-assisted transactions and maturities of borrowings from the FHLB.

Average interest-bearing liabilities declined $746.9 million or 5.0 percent from 2011 levels due to repayments of debt obligations and continued declines in deposits assumed in FDIC-assisted transactions. During 2011, interest-bearing liabilities decreased $190.4 million or 1.2 percent percent from 2010 as a result of reductions in deposits assumed in the 2009 and 2010 FDIC-assisted transactions exceeding the impact of deposits assumed in the 2011 transactions.

Deposits

At December 31, 2012, deposits totaled $18.09 billion, an increase of $508.8 million or 2.9 percent from the $17.58 billion in deposits recorded as of December 31, 2011. The increase resulted from growth in legacy markets, partially offset by a reduction in assumed deposits.

Due to low interest rates during 2012, the mix of deposits continues to shift toward transaction and money market accounts. Money market accounts increased $656.3 million or 11.5 percent from December 31, 2011 to December 31, 2012, while demand deposits increased $554.0 million or 12.8 percent. Time deposits declined $1.05 billion or 22.7 percent due to run-off of balances assumed in FDIC-assisted transactions and low interest rates.

Interest-bearing deposits averaged $13.06 billion during 2012, a decrease of $567.0 million or 4.2 percent as balances migrated to demand deposit accounts. Average money market balances increased $470.6 million or 8.5 percent while average time deposits decreased $1.26 billion or 23.5 percent. During 2011, average time deposits decreased $1.09 billion or 17.0 percent compared to the previous year primarily due to run-off of deposits assumed in the 2010 FDIC-assisted transactions.

Table 7
DEPOSITS

	December 31
	2012	2011	2010
Demand	$4,885,700	$4,331,706	$3,976,366
Checking With Interest	2,363,317	2,103,298	1,870,636
Money market accounts	6,357,309	5,700,981	5,064,644
Savings	905,456	817,285	770,849
Time	3,574,243	4,624,004	5,952,771
Total deposits	$18,086,025	$17,577,274	$17,635,266

At December 31, 2012, deposits include $1.61 billion of time deposits with balances of $100,000 or more. Information regarding the scheduled maturity of those time deposits is detailed in Table 8.

Due to the presence of significant economic uncertainty and the associated potential risks to funding sources, we continue to focus on core deposit retention as a key business objective. While we believe traditional bank deposit products remain an attractive option for many customers, once economic conditions improve, our liquidity position could be adversely impacted as bank deposits are invested elsewhere. Our ability to fund future loan growth could be constrained unless we are able to generate new deposits at a reasonable cost.

Table 8
MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

December 31, 2012
(thousands)
Less than three months	$432,034
Three to six months	262,074
Six to 12 months	398,691
More than 12 months	517,983
Total	$1,610,782

Short-term borrowings

At December 31, 2012, short-term borrowings, which include term borrowings with remaining maturities of less than one year, totaled $568.5 million, compared to $615.2 million one year earlier, a 7.6 percent decrease. The $46.7 million decrease is a result of reductions in repurchase obligations and FHLB borrowings.

Table 9
SHORT-TERM BORROWINGS

	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Master notes
At December 31	$399,047	0.47%	$375,396	0.55%	$371,350	0.55%
Average during year	450,269	0.46	383,038	0.54	401,115	0.54
Maximum month-end balance during year	477,997		392,648		409,924
Repurchase agreements
At December 31	111,907	0.29	172,275	0.40	78,274	0.33
Average during year	143,140	0.35	177,983	0.48	87,167	0.28
Maximum month-end balance during year	171,967		205,992		93,504
Federal funds purchased
At December 31	2,551	0.25	2,551	0.25	2,551	0.19
Average during year	2,551	0.13	2,551	0.11	4,982	0.22
Maximum month-end balance during year	2,551		2,551		18,351
Notes payable to Federal Home Loan Banks
At December 31	55,000	3.33	65,000	4.79	82,000	4.61
Average during year	68,538	3.69	74,356	4.10	74,148	3.70
Maximum month-end balance during year	95,000		82,000		137,000
Other
At December 31	—	—	—	—	12,422	—
Average during year	—	—	14,530	—	15,242	—
Maximum month-end balance during year	—		20,005		20,241

Long-term obligations

At December 31, 2012, and 2011, long-term obligations totaled $444.9 million and $687.6 million, respectively, a decrease of $242.7 million or 35.3 percent. The decrease resulted from the early redemption of trust preferred securities and maturities of FHLB obligations.

At December 31, 2012, long-term obligations included $96.4 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, a special purpose entity and the grantor trust for $93.5 million of trust preferred securities. FCB/NC Capital Trust III's trust preferred securities mature in 2036 and may be redeemed at par in whole or in part on or after June 30, 2011. BancShares has guaranteed all obligations of FCB/NC Capital III. The proceeds from the trust preferred securities were used to purchase the junior subordinated debentures issued by BancShares.

At December 31, 2011, long-term obligations included $251.0 million in junior subordinated debentures representing obligations to two special purpose entities, FCB/NC Capital Trust I and FCB/NC Capital Trust III (the Capital Trusts). The Capital Trusts were the grantor trusts for $243.5 million of trust preferred securities outstanding as of December 31, 2011. The proceeds from the trust preferred securities were used to purchase the junior subordinated debentures issued by BancShares. The $150.0 million in trust preferred securities issued by FCB/NC Capital Trust I had a scheduled maturity in 2028 but were redeemed in whole in July 2012. During December 2011, BancShares purchased $21.5 million of the trust preferred securities previously issued by FCB/NC Capital Trust III. BancShares has guaranteed all obligations of the Capital Trusts.

The Dodd-Frank Act contains provisions that, over a three-year period, will eliminate our ability to include the trust preferred securities in tier 1 capital. As of January 1, 2013, one-third of the outstanding trust preferred securities no longer qualify as tier 1 capital. All trust preferred securities will be excluded from tier 1 capital effective January 1, 2015. The inability to include the securities in tier 1 capital was the primary factor that resulted in our decision to redeem the trust preferred securities issued by FCB/NC Capital Trust I and could lead us to redeem securities issued by FCB/NC Capital Trust III prior to the scheduled maturity date.

Expense of interest-bearing liabilities

Interest expense amounted to $90.1 million in 2012, a $54.0 million or 37.5 percent decrease from 2011. This followed a $50.9 million or 26.1 percent decrease in interest expense during 2011 compared to 2010. For 2012, the decrease in interest expense was the result of lower interest rates, the reduction in average time deposits, and a decline in long-term obligations caused by the early redemption of trust preferred securities and maturities of FHLB obligations. For 2011, the decrease in interest expense was caused by lower interest rates and a modest decrease in average interest-bearing liabilities. The blended rate on total interest-bearing liabilities equaled 0.63 percent during 2012, compared to 0.96 percent in 2011 and 1.28 percent in 2010.

Interest expense on interest-bearing deposits equaled $57.6 million during 2012, down $44.3 million or 43.5 percent from 2011. The 2012 reduction is the result of lower interest rates and a reduction in time deposits, reflecting a customer preference for non-time deposits. Lower market interest rates caused the aggregate rate on interest-bearing deposits to decline to 0.44 percent during 2012, down 31 basis points from 2011.

Interest expense on long-term obligations decreased $8.8 million or 24.3 percent during 2012 due to the early redemption of the trust preferred securities and maturities of FHLB obligations. The rate paid on average long-term obligations increased 4 basis points from 4.74 percent in 2011 to 4.78 percent in 2012.

NET INTEREST INCOME

Net interest income amounted to $914.7 million during 2012, a $43.7 million or 5.0 percent increase over 2011. The taxable-equivalent net yield on interest-earning assets equaled 4.84 percent for 2012, up 19 basis points from the 4.65 percent for 2011. The increase in net interest income is the result of reduced deposit costs and an increase in average interest-earning assets.

Net interest income for 2012 and 2011 included $304.0 million and $319.4 million, respectively, of accretion income on acquired loans. The continuing accretion of fair value discounts resulting from acquired loans will contribute to volatility in net interest income in future periods. Factors affecting the amount of accretion include unscheduled loan payments, changes in estimated cash flows and impairment. During 2012, as a result of the deployment of TVB, VB, First Regional and United Western loans to the acquired loan accounting system, many of the loans previously accounted for under the cost recovery method are now accreting yield. Fair value discounts related to non-pooled loans that have been repaid unexpectedly will be accreted into interest income at the time the loan obligation is satisfied.

Table 10 isolates the changes in taxable-equivalent net interest income due to changes in volume and interest rates for 2012 and 2011.

Table 10
CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	2012			2011
	Change from previous year due to:			Change from previous year due to:
	Volume	Yield/ Rate	Total Change	Volume	Yield/ Rate	Total Change
	(thousands)
Assets
Loans and leases	$(33,990)	$33,567	$(423)	$11,860	$41,254	$53,114
Investment securities:
U. S. Treasury	(1,903)	(4,114)	(6,017)	(6,844)	(10,151)	(16,995)
Government agency	6,038	(10,371)	(4,333)	14,490	(6,670)	7,820
Residential mortgage-backed securities	6,239	174	6,413	5,426	(2,735)	2,691
Corporate bonds	(4,635)	(2,026)	(6,661)	(1,120)	374	(746)
State, county and municipal	(213)	(9)	(222)	129	30	159
Other	(267)	59	(208)	172	149	321
Total investment securities	5,259	(16,287)	(11,028)	12,253	(19,003)	(6,750)
Overnight investments	396	(52)	344	(967)	15	(952)
Total interest-earning assets	$(28,335)	$17,228	$(11,107)	$23,146	$22,266	$45,412
Liabilities
Interest-bearing deposits:
Checking With Interest	$195	$(540)	$(345)	$160	$(457)	$(297)
Savings	69	(742)	(673)	160	(322)	(162)
Money market accounts	1,498	(6,955)	(5,457)	3,279	(8,713)	(5,434)
Time deposits	(15,194)	(22,651)	(37,845)	(18,002)	(23,412)	(41,414)
Total interest-bearing deposits	(13,432)	(30,888)	(44,320)	(14,403)	(32,904)	(47,307)
Short-term borrowings	101	(987)	(886)	632	172	804
Long-term obligations	(9,118)	280	(8,838)	(5,564)	1,134	(4,430)
Total interest-bearing liabilities	$(22,449)	$(31,595)	$(54,044)	$(19,335)	$(31,598)	$(50,933)
Change in net interest income	$(5,886)	$48,823	$42,937	$42,481	$53,864	$96,345
Changes in income relating to certain loans, leases and investment securities are stated on a fully tax-equivalent basis at a rate that approximates BancShares’ marginal tax rate. The taxable equivalent adjustment was $2,976 , $3,760 and $4,139 for the years 2012, 2011 and 2010, respectively. Table 6 provides detailed information on average balances, income/expense, yield/rate by category and the relevant income tax rates. The rate/volume variance is allocated equally between the changes in volume and rate.

NONINTEREST INCOME

Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income have traditionally consisted of cardholder and merchant services income, service charges on deposit accounts and revenues derived from wealth management services. During 2012 and 2011, noninterest income has been significantly influenced by gains and post-acquisition adjustments to the receivable from the FDIC resulting from the FDIC-assisted transactions. Noninterest income for 2011 included acquisition gains of $150.4 million for the United Western and CCB transactions. No acquisition gains were recorded during 2012.

Noninterest income totaled $189.3 million during 2012, a decrease of $275.1 million or 59.2 percent from 2011, due primarily to the 2011 acquisition gains and an $82.3 million increase in the net charge to noninterest income for adjustments to the FDIC receivable. A significant portion of the higher charges for adjustments to the FDIC receivable in 2012 is attributable to increased amortization of the FDIC receivable as the expiration of the loss share agreements approaches. Adjustments to the FDIC receivable that result from post-acquisition deterioration or accretion of yield that was not initially identified are offset by a corresponding entry to noninterest income. The FDIC receivable adjustment related to credit quality deterioration is recorded immediately, while the FDIC receivable adjustment related to credit quality improvement is recorded prospectively over the shorter of the remaining life of the loss share agreement or the remaining life of the covered asset. Excluding both the acquisition gains and the impact of the adjustments to the FDIC receivable, noninterest income decreased $42.4 million, or 12.7 percent during 2012.

Noninterest income during 2011 equaled $464.4 million, a $58.2 million, or 14.3 percent increase over 2010 due primarily to acquisition gains, reduced adjustments to the FDIC receivable and a gain recorded on the redemption of the trust preferred securities. Table 11 presents the major components of noninterest income for the past five years.

Table 11
NONINTEREST INCOME

	Year ended December 31
	2012	2011	2010	2009	2008
	(thousands)
Gains on acquisitions	$—	$150,417	$136,000	$104,434	$—
Cardholder and merchant services	95,472	110,822	107,575	95,376	97,577
Service charges on deposit accounts	61,564	63,775	73,762	78,028	82,349
Wealth management services	57,236	54,974	51,378	46,071	48,198
Fees from processing services	34,816	30,487	29,097	30,904	29,607
Mortgage income	11,268	12,214	9,699	10,435	6,564
Insurance commissions	9,974	9,165	8,650	8,129	8,277
ATM income	5,279	6,020	6,656	6,856	7,003
Other service charges and fees	14,239	22,647	20,820	16,411	17,598
Securities gains (losses)	2,277	(288)	1,952	(511)	8,128
Adjustments to FDIC receivable for loss share agreements	(101,594)	(19,305)	(46,806)	2,800	—
Other	(1,231)	23,438	7,431	4,518	2,205
Total noninterest income	$189,300	$464,366	$406,214	$403,451	$307,506

Cardholder and merchant services income decreased $15.4 million during 2012 resulting from the fourth quarter 2011 enactment of debit card interchange fee limits mandated by the Dodd-Frank Act. Income from wealth management services increased $2.3 million or 4.1 percent due to increased broker-dealer revenue. Other service charges and fees decreased $8.4 million or 37.1 percent during 2012, largely resulting from lower fee income.

Deposit service charges declined $2.2 million, or 3.5 percent during 2012, the impact of lower fees from overdrafts. This reduction is a result of changes to the assessment methodology for overdraft service charges beginning in the third quarter of 2011, including establishing a daily maximum overdraft charge and implementing transaction amounts beneath which overdraft charges would not be assessed.

For 2012, mortgage income equaled $11.3 million compared to $12.2 million in 2011. The reduction in mortgage income during 2012 includes the impact of $3.6 million in reserves for estimated recourse obligations for residential mortgage loans sold to various investors in prior years.

Fees from processing services increased $4.3 million or 14.2 percent during 2012 due to accrual adjustments and nonrecurring charges for special services. Although fees from processing services increased during 2012, we expect the revenues derived from this line of business to decline in 2013 due to client bank attrition and the execution in early-2013 of an agreement with a vendor to sell to them our processing business that had been running on their application. Although we will continue to provide processing services to the largest bank we have previously supported, the revenues generated by all other banks, which totaled $19.2 million during 2012, will substantially decline during 2013.

Other noninterest income decreased $24.7 million during 2012, primarily due to a $9.7 million gain on the redemption of preferred securities recorded during 2011.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities, and equipment and software costs for our branch offices and our technology and operations infrastructure. Noninterest expense for 2012 amounted to $766.9 million, a $26.0 million or 3.3 percent decrease over 2011. Noninterest expense in 2011 was $792.9 million, a $59.5 million or 8.1 percent increase over 2010. Table 12 presents the major components of noninterest expense for the past five years.

Salary expense decreased $0.8 million or 0.2 percent during 2012 as savings from headcount reductions and changes in certain incentive plans offset the impact of merit and other increases. During 2011, salary expense increased $10.2 million or 3.4 percent over 2010, due to headcount growth resulting primarily from the FDIC-assisted transactions and merit increases. Salary expense directly resulting from new branches and the retained support positions related to the FDIC-assisted transactions declined $3.0 million or 10.3 percent during 2011. For the period of time between the consummation of the FDIC-assisted transaction and the subsequent conversion to our legacy systems, we retained associates to perform those tasks that, following the conversion, were absorbed by our legacy infrastructure. We also reduced the salary expense related to the FDIC-assisted transactions by closing 14 branches during 2011. As of December 31, 2011, all of the 2010 and 2009 FDIC-assisted transactions had been converted to our processing systems, and the two 2011 FDIC-assisted transactions had been converted to a single processing system. The conversion of the remaining processing systems to our legacy systems occurred during 2012, at which time remaining support positions were eliminated.

Employee benefit expense increased $6.3 million or 8.7 percent during 2012, the result of unfavorable pension plan assumption changes and higher 401(k) expense resulting from an increase in participants. During 2011, employee benefit expense increased $7.8 million or 12.0 percent over 2010, the net result of higher pension expense, executive retirement benefits, employer taxes and 401(k) expense, partially offset by reduced employee health costs. Pension costs are expected to increase in 2013 due to further unfavorable assumption changes, and will remain elevated until interest rates rise which will cause an increase in the discount rate for plan liabilities.

Occupancy expense totaled $74.8 million during 2012, unchanged from the prior year due primarily to a $2.6 million reduction in costs related to the branches resulting from FDIC-assisted transactions. During 2011, occupancy expense increased $2.1 million or 2.8 percent from 2010 due primarily to added expense for acquired branches.

Equipment expenses increased $4.9 million, or 7.0 percent, during 2012, following a $3.1 million or 4.6 percent increase in 2011. The increases in 2012 and 2011 were principally the result of higher hardware and software costs and technology initiatives. During the past two years, we have closely examined the state of our core technology systems and related business processes and determined that significant investments are required. The project to modernize our systems will begin in 2013 with phased implementation through 2016. Total costs are estimated at $100.0 million. As each phase of the project is completed, we anticipate that equipment expense, including depreciation expense for software and hardware investments and maintenance expense will increase.

Cardholder and merchant processing expense decreased $3.5 million or 7.2 percent during 2012 due to vendor reductions connected with the Dodd-Frank imposed fee changes. Cardholder rewards programs decreased $7.5 million or 63.3 percent compared to 2011, the result of the termination of the debit card rewards program and adjustments to estimated redemption rates for the credit card rewards program.

FDIC deposit insurance expense decreased $5.8 million or 35.3 percent during 2012, following a reduction of $6.7 million during 2011. The 2012 decrease is the result of a new assessment formula adopted by the FDIC in 2011. The new formula alters the assessment base from deposits to total assets less equity thereby placing a larger assessment burden on banks with proportionally high levels of non-deposit funding. Our assessment amount declined primarily due to our low reliance on non-deposit funding. The decrease during 2011 represents the net impact of a $7.8 million assessment recognized during 2009 and a higher level of insured deposits during 2011.

Collection expenses increased $2.4 million during 2012 and $2.8 million during 2011 principally due to costs incurred for loans acquired in the FDIC-assisted transactions. Collection expenses include legal costs and fees paid to third parties engaged to assist in collection efforts related to covered loans and leases, and may be reimbursable under the FDIC loss share agreements. Collection expenses will likely remain high in 2013 as we continue to resolve exposures resulting from high levels of nonperforming covered assets.

Foreclosure-related expenses decreased $5.5 million or 11.9 percent during 2012, much of which was attributable to activity arising from the FDIC-assisted transactions. Expenses incurred in 2011 increased $25.7 million from 2010. Foreclosure-related expenses include costs to maintain foreclosed property, write-downs following foreclosure, and gains or losses recognized at the time of sale. It is anticipated that foreclosure-related expenses, some of which are reimbursable under the FDIC loss share agreements, will remain elevated for 2013 as we continue to liquidate the loans acquired in the FDIC-assisted transactions.

Advertising expenses decreased $4.1 million or 51.0 percent during 2012, and legal expenses decreased $3.8 million or 60.5 percent during 2012, both of which are partially the result of no acquisition activity during 2012. Processing fees paid to third parties decreased $1.9 million or 11.5 percent during 2012, the result of converting United Western and CCB to our processing systems.

Other noninterest expense decreased $5.2 million during 2012 due to reduced printing costs, courier agency expense, consultant services and appraisal expenses.

Table 12
NONINTEREST EXPENSE

	Year ended December 31
	2012	2011	2010	2009	2008
	(thousands)
Salaries and wages	$307,331	$308,088	$297,897	$264,342	$259,250
Employee benefits	78,861	72,526	64,733	64,390	58,899
Occupancy expense	74,798	74,832	72,766	66,266	60,839
Equipment expense	74,822	69,951	66,894	60,310	57,715
Cardholder and merchant services expense:
Cardholder and merchant processing	45,129	48,614	46,765	42,605	42,071
Cardholder reward programs	4,325	11,780	11,624	8,457	9,323
FDIC deposit insurance	10,656	16,459	23,167	29,344	5,126
Collection	25,591	23,237	20,485	2,102	63
Foreclosure-related expense	40,654	46,133	20,439	15,107	3,658
Processing fees paid to third parties	14,454	16,336	13,327	9,672	8,985
Telecommunications	11,131	12,131	11,328	11,314	12,061
Postage	6,799	7,365	6,848	6,130	6,517
Advertising	3,897	7,957	8,301	8,111	8,098
Legal	2,490	6,306	4,968	5,425	6,308
Consultant	3,915	3,021	2,532	2,508	2,514
Amortization of intangibles	3,476	4,386	6,202	1,940	2,048
Other	58,604	63,803	55,100	53,480	56,907
Total noninterest expense	$766,933	$792,925	$733,376	$651,503	$600,382

INCOME TAXES

During 2012, BancShares recorded income tax expense of $59.8 million, compared to $115.1 million during 2011 and $110.5 million in 2010. BancShares’ effective tax rate equaled 30.8 percent in 2012, 37.1 percent in 2011, and 36.4 percent in 2010. The lower effective tax rate for 2012 primarily resulted from the recognition of a $6.4 million credit to income tax expense arising from the favorable outcome of state tax audits for the period 2008-2010, net of additional federal taxes, and higher tax credits in 2012.

Income tax expense for 2010 was reduced by $2.9 million due to the release of ISB's state tax valuation allowance. This valuation allowance was released during 2010 following receipt of all necessary regulatory approvals, and in anticipation of the January 7, 2011, merger of FCB and ISB. The release of the valuation allowance reflected the prospective ability of FCB to utilize the benefit of ISB’s state net economic losses following the merger.

Table 13
ANALYSIS OF CAPITAL ADEQUACY

	December 31			Regulatory Minimum
	2012	2011	2010
	(dollars in thousands)
First Citizens BancShares, Inc.
Tier 1 capital	$1,949,985	$2,072,610	$1,935,559
Tier 2 capital	229,385	250,412	271,331
Total capital	$2,179,370	$2,323,022	$2,206,890
Risk-weighted assets	$13,663,353	$13,447,702	$13,021,521
Risk-based capital ratios
Tier 1 capital	14.27%	15.41%	14.86%	4.00%
Total capital	15.95%	17.27%	16.95%	8.00%
Tier 1 leverage ratio	9.22%	9.90%	9.18%	3.00%
First-Citizens Bank & Trust Company
Tier 1 capital	$1,942,101	$1,968,032	$1,522,931
Tier 2 capital	220,933	243,203	231,916
Total capital	$2,163,034	$2,211,235	$1,754,847
Risk-weighted assets	$13,518,839	$13,346,474	$10,502,859
Risk-based capital ratios
Tier 1 capital	14.37%	14.75%	14.50%	4.00%
Total capital	16.00%	16.57%	16.71%	8.00%
Tier 1 leverage ratio	9.34%	9.53%	8.40%	3.00%

SHAREHOLDERS’ EQUITY

We are committed to effectively managing our capital to protect our depositors, creditors and shareholders. We continually monitor the capital levels and ratios for BancShares and FCB to ensure that they comfortably exceed the minimum requirements imposed by regulatory authorities and to ensure that they are appropriate, given growth projections, risk profile and potential changes in the regulatory environment. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements. Table 13 provides information on capital adequacy for BancShares and FCB as of December 31, 2012, 2011, and 2010.

BancShares continues to exceed minimum capital standards and FCB remains well-capitalized.

During 2012, BancShares purchased and retired 606,829 shares of Class B common stock in private transactions. In addition, as of July 1, 2012, our board granted authority to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, through June 30, 2013. During 2012, we purchased and retired 56,276 shares of Class A common stock and 100 shares of Class B common stock pursuant to the July 1, 2012, board authorization. As of December 31, 2012, under existing authorizations, BancShares had the ability to purchase 43,724 and 24,900 shares of Class A and Class B common stock, respectively.

BancShares purchased 112,471 shares of Class A common stock and 37,863 shares of Class B common stock in 2011. No shares were purchased in 2010. The share purchases were made pursuant to authorizations approved by the Board of Directors.

BancShares is dependent on dividends from FCB to cover its operating expenses, fund its debt obligations and pay shareholder dividends. During 2012, FCB declared dividends to BancShares in the amount of $179.6 million, compared to $82.8 million in 2011 and $50.4 million in 2010. The increase in 2012 dividends from FCB related to the redemption of the 1998 trust preferred securities. At December 31, 2012, based on limitations imposed by North Carolina General Statutes, FCB had the ability to declare dividends totaling $1.38 billion. However, any dividends declared in excess of $809.0 million would have caused FCB to lose its well-capitalized designation.

As of December 31, 2012, BancShares' had $93.5 million of trust preferred capital securities included in tier 1 capital compared to $243.5 million at December 31, 2011. The Dodd-Frank Act contains provisions that, beginning in January 2013, will gradually eliminate our ability to include trust preferred securities in tier 1 risk-based capital. Due to the Dodd-Frank exclusion, excessive liquidity and the high coupon rate, BancShares redeemed $150.0 million of 8.05 percent trust preferred securities issued during 1998 at a premium of $3.6 million on July 31, 2012. BancShares’ remaining $93.5 million in trust preferred capital securities that qualify as tier 1 capital as of December 31, 2012, will be eliminated from tier 1 capital in equal increments of $31.2 million over a three-year term, beginning in January 2013. Based on BancShares’ capital structure as of December 31, 2012, the impact of the reduction of $31.2 million will result in a tier 1 leverage capital ratio of 9.07 percent, a tier 1 risk-based capital ratio of 14.04 percent and a total risk-based capital ratio of 15.72 percent. Elimination of the full $93.5 million of trust preferred securities from the December 31, 2012, capital structure would result in a proforma tier 1 leverage ratio of 8.78 percent, a proforma tier 1 risk-based ratio of 13.59 percent and a proforma total risk-based ratio of 15.27 percent. BancShares would continue to remain well-capitalized under current regulatory guidelines.

Tier 2 capital of BancShares and FCB includes qualifying subordinated debt that was issued in 2005 with a scheduled maturity date of June 1, 2015. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in tier 2 capital by 20 percent for each year until the debt matures. The amount of subordinated debt that qualifies as tier 2 capital totaled $50.0 million as of December 31, 2012, compared to $75.0 million at December 31, 2011. The amount of subordinated debt eligible to be included in tier 2 capital will decline $25.0 million in the second quarter of 2013 to $25.0 million and the subordinated debt will be completely removed from tier 2 capital in the second quarter of 2014. Tier 2 capital is part of total risk-based capital, reflected in Table 13.

In September 2010, the Basel Committee on Banking Supervision announced new global regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for bank holding companies through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and exposure. Basel III would impose a new tier 1 common equity requirement of 7.00 percent, comprised of a minimum of 4.50 percent plus a capital conservation buffer of 2.50 percent. The transition period for banks to meet the revised common equity requirement will begin in 2013 with full implementation in 2019. The committee has also stated that it may require a counter-cyclical capital buffer in addition to Basel III standards. The new rule also proposes the deduction of certain assets in measuring tier 1 capital.

In June 2012, the Federal Reserve released proposed rules regarding implementation of the Basel III regulatory capital rules for Unites States banking organizations. The proposed rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the Unites States. Key provisions of the proposed rules include the total phase-out from tier 1 capital of trust preferred securities for all banks, a capital conservation buffer of 2.50 percent above minimum capital ratios, inclusion of accumulated other comprehensive income in tier 1 common equity, inclusion in tier 1 capital of perpetual preferred stock and an effective floor for tier 1 common equity of 7.00 percent. Final rules are expected to be adopted in 2013. While we have estimated the impact the proposed rules would have on our capital ratios, we are unable at this time to predict how the final rules will differ from the proposed rules and the effective date of the final rules. We will continue to monitor Basel III developments and remain committed to managing our capital levels in a prudent manner. BancShares' tier 1 common equity ratio based on the current tier 1 capital and risk-weighted assets calculations (excluding trust preferred securities) is 13.59 percent at December 31, 2012, as calculated in Table 14 compared to the fully phased-in Federal Reserve standards of 7.00 percent.

Table 14
TIER 1 COMMON EQUITY

First Citizens BancShares, Inc.
December 31, 2012
(dollars in thousands)
Tier 1 capital	$1,949,985
Less: restricted core capital	93,500
Tier 1 common equity	$1,856,485
Risk-weighted assets	$13,663,353
Tier 1 common equity ratio	13.59%

RISK MANAGEMENT

Effective risk management is critical to our success. The most significant risks that we confront are credit, interest-rate and liquidity risk. Credit risk is the risk of not collecting payments pursuant to the contractual terms of loan, lease and investment assets. Interest rate risk results from changes in interest rates which may impact the re-pricing of assets and liabilities in different amounts or at different dates. Liquidity risk is the risk that we will be unable to fund obligations to loan customers, depositors or other creditors. To manage these risks as well as other risks that are inherent in our operation and to provide reasonable assurance that our long-term business objectives will be attained, various policies and risk management processes identify, monitor and manage risk within appropriate ranges. Management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.

In response to the requirements of the Dodd-Frank Act, federal regulators released final stress testing rules on October 9, 2012. The annual stress test is a component of a broader stress testing framework that was finalized in late-2012. Implementation of the annual stress testing requirement has been delayed until September 30, 2013 for institutions with total assets of $10.00 billion to $50.00 billion. Through the stress testing program that has been implemented, BancShares and FCB satisfactorily comply with the 2012 stress testing regulations as well as guidance for ongoing bank-level stress testing published in May 2012. The results of the stress testing activities will be considered in combination with other risk management and monitoring practices to maintain an effective risk management program.

Credit risk management

The maintenance of excellent asset quality has historically been one of our key performance measures. Loans and leases not covered by loss share agreements with the FDIC were underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Loans covered by loss share agreements with the FDIC were recorded at fair value at the date of the acquisition and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses to ensure compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by geographic location and horizontal reviews across industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate, and to maintain adequate allowances for loan and lease losses that are inherent in the loan and lease portfolio.

We maintain a well-diversified loan and lease portfolio and seek to minimize the risk associated with large concentrations within specific geographic areas, collateral types or industries. Despite our focus on diversification, several characteristics of our loan portfolio subject us to significant risk, such as our concentrations of real estate secured loans, revolving mortgage loans and medical-related loans.

We have historically carried a significant concentration of real estate secured loans. Within our noncovered loan portfolio, we mitigate that exposure through our underwriting policies that primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate loans are owner occupied. At December 31, 2012, loans secured by real estate not covered by loss share agreements totaled $8.98 billion or 77.5 percent of total noncovered loans and leases compared to $8.85 billion or 76.4 percent at December 31, 2011. The geographic distribution of the collateral securing these real estate loans is provided in Table 15. The table provides the percentage of total noncovered loan balances secured by real estate located in the referenced states. All other states individually represent less than two percent of total noncovered loans. While 53 percent of our real estate exposure is concentrated within North Carolina and Virginia, the FDIC-assisted transactions has allowed us to mitigate geographic risk exposures within those states.

Table 15
GEOGRAPHIC DISTRIBUTION OF REAL ESTATE COLLATERAL

December 31, 2012
Collateral state	Percent of total noncovered loans with collateral located in the state
North Carolina	45%
Virginia	8
California	6
Florida	3
Georgia	3
Tennessee	2
Texas	2

Among real estate secured loans, our revolving mortgage loans present a heightened risk due to a long commitment period during which the financial position of the borrower or the value of the collateral may deteriorate significantly. In addition, a large percentage of our revolving mortgage loans are secured by junior liens. A substantial decline in collateral value could cause a junior lien position to become effectively unsecured. At December 31, 2012, revolving mortgage loans secured by real estate amounted to $2.25 billion, or 16.8 percent of noncovered loans compared to $2.35 billion or 16.8 percent at December 31, 2011.

We have not acquired revolving mortgages in the secondary market nor have we originated these loans to customers outside of our market areas. All noncovered revolving mortgage loans were originated by us and were underwritten based on our standard lending criteria. The revolving mortgage loan portfolio consists largely of variable rate lines of credit which allow customer draws during the entire contractual period of the line of credit, typically 15 years. Approximately 85 percent of outstanding balances at December 31, 2012, require interest-only payments, while the remaining require monthly payments equal to 1.5 percent of the outstanding balance. Over 90 percent of the revolving mortgage portfolio relates to properties in North Carolina and Virginia. Approximately one-third of the loan balances outstanding are secured by senior collateral positions while the remaining balances are secured by junior liens.

Due to higher default risk resulting from financial strain facing our borrowers and lower collateral values, during 2012, we engaged a third party to obtain credit quality data on certain of our junior lien revolving mortgages loans. Accurate data was obtained for lien position and delinquency status for both our junior lien position and the related senior lien. While we attempted to also obtain loan to value data to provide information as to the portion of our junior liens that are effectively unsecured due to reductions in collateral value, the data was not of sufficient quality to allow for such determination to be made. The results indicate that lien positions notated in our loan systems closely matched the lien positions obtained by the third party. In addition, the data collected indicated that 97.0 percent of the sampled junior liens that are current as to payment status on the junior lien are also current on the related senior lien. Only 1.4 percent of the sampled junior liens have senior liens with a more severe delinquency status as compared to the related junior lien. Management therefore considers the credit quality and the probability of default of the senior liens to be generally consistent with our junior lien historical results. The allowance for our revolving mortgage loans is calculated using estimated loss rates with primary consideration placed on losses sustained in recent periods. When considering future losses, we apply subjective adjustments to actual prior losses if we believe we may experience different levels of losses in future periods due to the various risks applicable to revolving mortgage loans including junior lien positions, trends in real estate valuations and potentially higher interest rates.

Noncovered loans and leases to borrowers in medical, dental or related fields totaled $3.02 billion as of December 31, 2012, and $3.07 billion as of December 31, 2011, representing 26.1 percent and 26.5 percent of noncovered loans and leases, respectively. The credit risk from these loans is mitigated through our underwriting policies that emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10 percent of total noncovered loans and leases outstanding at December 31, 2012.

In addition to geographic, product and industry concentrations, we monitor our loan and lease portfolio for other risk characteristics. Among the key indicators of credit risk are loan-to-value ratios, which measure exposure as compared to the value of the underlying collateral. Regulatory agencies have established guidelines that define high loan-to-value loans as those real estate loans that exceed 65 percent to 85 percent of the collateral value depending upon the type of collateral. At December 31, 2012, we had $642.6 million or 5.6 percent of noncovered loans and leases that exceeded the loan-to-value ratios recommended by the guidelines compared to $631.1 million or 5.4 percent at December 31, 2011. While we continuously strive to limit our high loan-to-value loans, we believe that the inherent risk within these loans is mitigated by our strict underwriting criteria and the high rate of owner-occupied properties.

Table 16
NONPERFORMING ASSETS

	December 31
	2012	2011	2010	2009	2008
	(thousands, except ratios)
Nonaccrual loans and leases:
Covered under loss share agreements	$74,479	$302,102	$160,024	$116,446	$—
Not covered under loss share agreements	89,845	52,741	78,814	58,417	39,361
Other real estate owned:
Covered under loss share agreements	102,577	148,599	112,748	93,774	—
Not covered under loss share agreements	43,513	50,399	52,842	40,607	29,956
Total nonperforming assets	$310,414	$553,841	$404,428	$309,244	$69,317
Nonperforming assets covered under loss share agreements	$177,056	$450,701	$272,772	$210,220	$—
Nonperforming assets not covered under loss share agreements	133,358	103,140	131,656	99,024	69,317
Total nonperforming assets	$310,414	$553,841	$404,428	$309,244	$69,317
Accruing loans and leases 90 days or more past due:
Covered under loss share agreements	$281,000	$292,194	$302,120	$—	$—
Not covered under loss share agreements	11,272	14,840	18,501	27,766	22,459
Loans and leases at December 31:
Covered under loss share agreements	1,809,235	2,362,152	2,007,452	1,173,020	—
Not covered under loss share agreements	11,576,115	11,581,637	11,480,577	11,664,999	11,649,886
Ratio of nonperforming assets to total loans, leases and other real estate:
Covered under loss share agreements	9.26%	17.95%	12.87%	16.59%	—%
Not covered under loss share agreements	1.15	0.89	1.14	0.85	0.59
Ratio of nonperforming assets to total loans, leases and other real estate	2.29	3.92	2.96	2.38	0.59
Interest income that would have been earned on nonperforming loans and leases had they been performing	$27,397	$23,326	$18,519	$4,172	$1,275
Interest income earned on nonperforming loans and leases	10,374	8,589	9,922	3,746	797
There were no foreign loans or leases outstanding in any period. Accruing loans and leases 90 days or more past due covered by loss share agreements includes impaired loans that are being accounted for using the accretable yield method.

Nonperforming assets include nonaccrual loans and leases and OREO that are both covered and not covered by FDIC loss share agreements. With the exception of certain residential mortgage loans, the accrual of interest on noncovered loans and leases is discontinued when we deem that collection of additional principal or interest is doubtful. Noncovered loans and leases are returned to accrual status when both principal and interest are current and the asset is determined to be performing in accordance with the terms of the loan instrument. The accrual of interest on certain residential mortgage loans is discontinued when a loan is more than three monthly payments past due, and resumes when the loan is less than three monthly payments past due. See Table 16 for details on nonperforming assets and other risk elements.

Accretion of income for covered loans is discontinued when we are unable to estimate the timing of cash flows. This designation may be made at acquisition date or subsequent to acquisition date, including at maturity when no formal repayment plan has been established. Covered loans may begin or resume accretion of income if information becomes available that allows us to estimate the timing of future cash flows.

Nonperforming assets at December 31, 2012, totaled $310.4 million, compared to $553.8 million at December 31, 2011, and $404.4 million at December 31, 2010. As a percentage of total loans, leases and OREO, nonperforming assets represented 2.3 percent, 3.9 percent and 3.0 percent as of December 31, 2012, 2011, and 2010, respectively.

Of the $310.4 million in nonperforming assets at December 31, 2012, $177.1 million are covered by FDIC loss share agreements while the remaining $133.4 million are not covered by loss share agreements. The reduction in covered nonperforming assets from previous periods was primarily caused by the 2012 deployment of the remaining unconverted covered loans to the acquired loan accounting system, which resulted in a reduction in nonaccrual loans for those loans that were previously accounted for under the cost recovery method but are now accreting yield. Nonperforming assets not covered by loss share agreements represent 1.1 percent of noncovered loans, leases and ORE at December 31, 2012, compared to 0.9 percent at December 31, 2011. The $30.2 million increase in nonperforming assets not covered by loss share agreements was primarily the result of the 2012 decision to place adequately secured collateral dependent loans that are in the process of foreclosure on nonaccrual.

Covered nonaccrual loans equaled $74.5 million as of December 31, 2012, compared to $302.1 million at December 31, 2011. The reduction in covered nonaccrual loans as of December 31, 2012, results primarily from the full deployment of acquired loan accounting system during 2012, which resulted in accretion income being recognized on loans previously classified as nonaccrual. As of June 30, 2012, covered nonaccrual loans totaled $271.4 million, and the $196.9 million reduction between June 30, 2012, and December 31, 2012, primarily relates to loans converted to the acquired loan accounting system during the third and fourth quarters of 2012 that were previously on the cost recovery method and are now on the accretion method. Noncovered nonaccrual loans totaled $89.8 million as of December 31, 2012, an increase of $37.1 million over December 31, 2011, the result of the nonaccrual policy change for collateral dependent loans in the process of foreclosure.

OREO includes foreclosed property and branch facilities that we have closed but not sold. Noncovered OREO totaled $43.5 million at December 31, 2012, compared to $50.4 million at December 31, 2011. At December 31, 2012, construction and land development properties including vacant land for development represented 37.0 percent of OREO. Vacant land values have experienced an especially steep decline during the economic slowdown due to a significant drop in demand and values may continue to decline if demand remains weak.

Once acquired, net book values of OREO are reviewed at least annually to evaluate if write-downs are required. Real estate appraisals are reviewed by the appraisal review department to ensure the quality of the appraised value in the report. The level of review is dependent on the value and type of the collateral, with higher value and more complex properties receiving a more detailed review. In a market of declining property values, as we have experienced in recent years, we utilize resources in addition to appraisals to obtain the most current market value. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. The asset manager uses the information gathered from brokers and other market sources to identify any significant changes in the market or the subject property as they occur. Valuations are then adjusted or new appraisals are ordered to ensure the reported values reflect the most current information. Decisions regarding write-downs are based on factors that include appraisals, broker opinions, previous offers received on the property, market conditions and the number of days the property has been on the market.

Restructured loans (TDRs) not covered by loss share agreements that are performing under their modified terms equaled $89.1 million and $123.8 million at December 31, 2012, and 2011, respectively. Total covered and noncovered TDRs as of December 31, 2012, were $333.2 million, $253.4 million of which are performing under their modified terms. TDRs are selectively made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. These modifications are typically executed only when customers are current on their payment obligation and we believe the modification will result in avoidance of default. Typical modifications include short-

term deferral of interest or modification of payment terms. Nonperforming TDRs are not accruing interest and are included as risk elements within nonaccrual loans and leases in Table 16. Table 16 does not include performing TDRs, which are accruing interest based on the restructured terms. Table 17 provides details on performing and nonperforming TDRs as of December 31, 2012, and December 31, 2011.

The allowance for loan and lease losses reflects the estimated losses resulting from the inability of our customers to make required payments. In estimating the allowance, we employ a variety of modeling and analytical tools for measuring credit risk. Generally, noncovered loans and leases to commercial customers are evaluated individually and assigned a credit grade, while noncommercial loans are evaluated collectively. The individual credit grades for commercial loans are assigned based upon factors such as the borrower’s cash flow, the value of any underlying collateral and the strength of any guarantee. Relying on historical data of credit grade losses and migration patterns among credit grades, we calculate a loss estimate for each credit grade. As loans to borrowers experiencing financial stress are moved to higher-risk credit grades, increased allowances are assigned to that exposure.

Table 17
TROUBLED DEBT RESTRUCTURINGS

	December 31
	2012	2011	2010	2009	2008
	(dollars in thousands)

Performing TDRs:
Covered under loss share agreements	$164,256	$126,240	$56,398	$10,013	$—
Not covered under loss share agreements	89,133	123,796	64,995	55,025	2,349
Total performing TDRs	253,389	250,036	121,393	65,038	2,349
Nonperforming TDRs:
Covered under loss share agreements	28,951	43,491	12,364	—	—
Not covered under loss share agreements	50,830	29,534	41,774	9,168	10,786
Total nonperforming TDRs	79,781	73,025	54,138	9,168	10,786
All TDRs:
Covered under loss share agreements	193,207	169,731	68,762	10,013	—
Not covered under loss share agreements	139,963	153,330	106,769	64,193	13,135
Total TDRs	$333,170	$323,061	$175,531	$74,206	$13,135

Acquired loans are recorded at fair value as of the loan's acquisition date, and allowances are recorded for post-acquisition credit quality deterioration. Subsequent to the acquisition date, recurring analyses are performed on the credit quality of acquired loans to determine if expected cash flows have changed. Various criteria are used to select loans to be evaluated including change in accrual status, recent credit grade change, updated collateral appraisal and newly-developed workout plan. Based upon the results of the individual loan reviews, revised impairment amounts are calculated which generally result in additional allowance for loan losses or reversal of previously established allowances.

Groups of noncovered noncommercial loans are aggregated by type and probable loss estimates become the basis for the allowance amount. The loss estimates are based on trends of historical losses, delinquency patterns and various other credit risk indicators. During 2012, charge-offs for all types of noncommercial loans declined from 2011. Based upon the generally favorable trends in economic conditions and reduced loss experience, we reduced the loss estimates used to establish the allowance for noncommercial loans.

We also establish specific allowances for certain noncovered impaired loans. The loans individually evaluated for impairment include loans graded substandard or worse that are greater than or equal to $500,000 and loans classified as TDR's that are greater than or equal to $100,000. The analysis is performed at the individual loan level, and a decision tree is used to determine whether collateral value or discounted cash flows will be used to calculate the impairment amount.

The noncovered allowance for loan and lease losses also includes a nonspecific component for risks beyond those factors specific to a particular loan, group of loans, or identified by the commercial loan credit grade migration analysis. This nonspecific allowance is based upon factors such as trends in economic conditions in the markets in which we operate, conditions in specific industries where we have large exposures, changes in the size and mix of the overall loan portfolio, the growth in the overall loan portfolio and other judgmental factors. As of December 31, 2012, the nonspecific portion of the allowance equaled $15.9 million or 5.0 percent of the total allowance. This compares to $14.1 million or 5.2 percent of the total allowance for loan and lease losses as of December 31, 2011.

At December 31, 2012, the allowance for loan and lease losses allocated to noncovered loans totaled $179.0 million or 1.55 percent of noncovered loans and leases, compared to $180.9 million or 1.56 percent at December 31, 2011. The $1.8 million decrease was primarily due to a decrease in average noncovered loans during 2012. The allowance for loans individually evaluated for impairment increased $10.4 million since December 31, 2011, due to a lower threshold used to identify impaired loans and reductions in collateral values on certain loans. The allowance for loans collectively evaluated for impairment has decreased $14.0 million due to a significantly larger portion of the loan portfolio evaluated for individual impairment.

An additional allowance of $140.0 million relates to covered loans at December 31, 2012, established as a result of post-acquisition deterioration in credit quality for covered loans. The allowance for covered loans equaled $89.3 million at December 31, 2011, the increase due to allowances required for deterioration in acquired loans.

Management considers the allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at December 31, 2012, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.

The provision for loan and lease losses recorded during 2012 equaled $142.9 million compared to $232.3 million during 2011 and $143.5 million during 2010. The reduction in provision for noncovered loans and leases during 2012 was primarily the result of reduced provisions for loans individually evaluated for impairment and lower charge-offs. Provision expense related to covered loans totaled $100.8 million during 2012, compared to $174.5 million during 2011, due to lower post-acquisition deterioration of covered loans, the reversal of previously recorded allowances due to improvements in expected cash flows and reduced charge-offs. The provision for covered loan and lease losses resulting from changes in loss estimates triggers corresponding adjustments to the receivable from the FDIC which are offset by noninterest income at the applicable reimbursement rate.

Provision expense related to noncovered loans equaled $42.0 million during 2012, a decrease of $15.8 million, or 27.3 percent from 2011, caused primarily by lower charge-offs and, as a result of improving loss experience, reduced loss estimates used to establish the allowance for noncommercial loans.

Table 18
ALLOWANCE FOR LOAN AND LEASE LOSSES

	2012	2011	2010	2009	2008
	(thousands, except ratios)
Allowance for loan and lease losses at beginning of period	$270,144	$227,765	$172,282	$157,569	$136,974
Adjustment resulting from adoption of change in accounting for QSPEs and controlling financial interests, effective January 1, 2010	—	—	681	—	—
Provision for loan and lease losses	142,885	232,277	143,519	79,364	65,926
Charge-offs:
Commercial:
Construction and land development	(18,213)	(47,621)	(15,656)	(14,085)	(11,832)
Commercial mortgage	(30,590)	(56,880)	(12,496)	(2,081)	(696)
Other commercial real estate	(1,510)	(29,087)	(4,562)	(173)	—
Commercial and industrial	(13,914)	(11,994)	(22,343)	(17,114)	(13,593)
Lease financing	(361)	(579)	(1,825)	(1,736)	(1,124)
Other	(28)	(89)	—	—	—
Total commercial loans	(64,616)	(146,250)	(56,882)	(35,189)	(27,245)
Noncommercial:
Residential mortgage	(8,929)	(11,289)	(1,851)	(1,966)	(1,165)
Revolving mortgage	(12,460)	(13,940)	(7,640)	(8,390)	(3,249)
Construction and land development	(3,932)	(12,529)	(9,423)	(3,521)	(5,727)
Consumer	(10,541)	(12,832)	(19,520)	(20,288)	(12,695)
Total noncommercial loans	(35,862)	(50,590)	(38,434)	(34,165)	(22,836)
Total charge-offs	(100,478)	(196,840)	(95,316)	(69,354)	(50,081)
Recoveries:
Commercial:
Construction and land development	445	607	—	517	52
Commercial mortgage	1,626	1,028	433	96	55
Other commercial real estate	14	502	—	—	—
Commercial and industrial	781	1,037	2,605	1,384	1,645
Lease financing	96	133	254	122	314
Other	4	2	—	—	—
Total commercial loans	2,966	3,309	3,292	2,119	2,066
Noncommercial:
Residential mortgage	671	1,083	89	97	121
Revolving mortgage	698	653	425	182	215
Construction and land development	180	219	81	—	175
Consumer	1,952	1,678	2,712	2,305	2,173
Total noncommercial loans	3,501	3,633	3,307	2,584	2,684
Total recoveries	6,467	6,942	6,599	4,703	4,750
Net charge-offs	(94,011)	(189,898)	(88,717)	(64,651)	(45,331)
Allowance for loan and lease losses at end of period	$319,018	$270,144	$227,765	$172,282	$157,569
Average loans and leases:
Covered under loss share agreements	$1,991,091	$2,484,482	$2,227,234	$427,599	$—
Not covered under loss share agreements	11,569,682	11,565,971	11,638,581	11,635,355	11,306,900
Total	$13,560,773	$14,050,453	$13,865,815	$12,062,954	$11,306,900
Loans and leases at period end:
Covered under loss share agreements	$1,809,235	$2,362,152	$2,007,452	$1,173,020	$—
Not covered under loss share agreements	11,576,115	11,581,637	11,480,577	11,644,999	11,649,886
Total	$13,385,350	$13,943,789	$13,488,029	$12,818,019	$11,649,886
Allowance for loan and lease losses allocated to loans and leases:
Covered under loss share agreements	$139,972	$89,261	$51,248	$3,500	$—
Not covered under loss share agreements	179,046	180,883	176,517	168,782	157,569
Total	$319,018	$270,144	$227,765	$172,282	$157,569
Provision for loan and lease losses related to balances:
Covered under loss share agreements	$100,839	$174,478	$86,872	$3,500	$—
Not covered under loss share agreements	42,046	57,799	56,647	75,864	65,926
Total	$142,885	$232,277	$143,519	$79,364	$65,926
Net charge-offs of loans and leases:
Covered under loss share agreements	$50,128	$136,465	$39,124	$—	$—
Not covered under loss share agreements	43,883	53,433	49,593	64,651	45,331
Total	$94,011	$189,898	$88,717	$64,651	$45,331
Reserve for unfunded commitments	$7,692	$7,789	$7,246	$7,130	$7,176
Ratios:
Net charge-offs to average loans and leases:
Covered under loss share agreements	2.52%	5.49%	1.76%	—%	—%
Not covered under loss share agreements	0.38	0.46	0.43	0.56	0.40
Total	0.69	1.35	0.64	0.54	0.40
Allowance for loan and lease losses to total loans and leases:
Covered under loss share agreements	7.74	3.78	2.55	0.30	—
Not covered under loss share agreements	1.55	1.56	1.54	1.45	1.35
Total	2.38	1.94	1.69	1.34	1.35
All information presented in this table relates to domestic loans and leases as BancShares makes no foreign loans and leases.

Exclusive of losses related to covered loans, net charge-offs for 2012, 2011 and 2010 totaled $43.9 million, $53.4 million, and $49.6 million, respectively. The decrease in net charge-offs during 2012 resulted from lower losses on revolving mortgage, consumer and construction loans. Net charge-offs of noncovered loans represented 0.38 percent of average noncovered loans and leases during 2012 compared to 0.46 percent during 2011 and 0.43 percent during 2010. Net charge-offs of covered loans equaled $50.1 million and $136.5 million during 2012 and 2011, equal to 2.52 percent and 5.49 percent of average covered loans, respectively. The decrease in 2012 covered loan charge-offs is the result of lower losses from loans acquired in the FDIC-assisted transactions. When actual losses are less than initial estimates, the difference is recognized as accretable yield and included in interest income prospectively over the remaining life of the loan. Any subsequent differences in initial estimates and actual results are also reflected with an adjustment to the FDIC receivable at the applicable indemnification rate.

Table 18 provides details concerning the allowance for loan and lease losses for the past five years. Table 19 details the allocation of the allowance for noncovered loan and lease losses among the various loan types, and Note D to the consolidated financial statements provides the allocation of the allowance for covered loans and leases. The process used to allocate the allowance considers, among other factors, whether the borrower is a retail or commercial customer, whether the loan is secured or unsecured and whether the loan is an open or closed-end agreement. The proportion of the allowance relating to each class of loans will fluctuate based on the degree of the changes in default rates, charge-off activity, specifically identified impairments, and other credit quality indicators when compared to other classes. In 2012, higher proportions of the noncovered allowance were allocated to commercial mortgage loans because the credit quality of this class of loans has indicated higher levels of deterioration relative to other classes. A lower proportion of the noncovered allowance was allocated to revolving and residential mortgage loans in 2012 due to indications of improved credit quality.

Table 19
ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	December 31
	2012		2011		2010		2009		2008
	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans
	(dollars in thousands)
Allowance for loan and lease losses allocated to:
Noncovered loans and leases
Commercial:
Construction and land development	$6,031	2.3%	$5,467	2.7%	$10,512	2.5%	$4,572	2.9%	$9,822	4.7%
Commercial mortgage	70,927	39.9	67,486	36.6	64,772	35.1	52,590	35.5	43,222	37.1
Other commercial real estate	2,059	1.2	2,169	1.0	2,200	1.1	5,366	1.2	5,231	1.3
Commercial and industrial	23,352	12.9	23,723	12.7	24,089	13.9	21,059	14.3	19,396	16.1
Lease financing	3,521	2.5	3,288	2.2	3,384	2.2	4,535	2.6	5,091	3.0
Other	1,175	0.9	1,315	1.1	1,473	1.4	1,333	1.5	632	0.9
Total commercial	107,065	59.7	103,448	56.4	106,430	56.2	89,455	58.0	83,394	63.0
Noncommercial:
Residential mortgage	3,836	6.1	8,879	5.6	7,009	6.5	8,213	6.7	8,006	8.2
Revolving mortgage	25,185	16.5	27,045	16.5	18,016	16.6	17,389	16.8	16,321	16.3
Construction and land development	1,721	1.0	1,427	1.0	1,751	1.4	3,709	2.0	2,626	2.0
Consumer	25,389	3.1	25,962	3.6	29,448	4.4	37,944	7.3	35,545	10.5
Total noncommercial	56,131	26.8	63,313	26.6	56,224	28.9	67,255	32.8	62,498	37.0
Nonspecific	15,850		14,122		13,863		12,072		11,677
Total allowance for noncovered loan and lease losses	179,046	86.5	180,883	83.1	176,517	85.1	168,782	90.9	157,569	100.0
Covered loans	139,972	13.5	89,261	16.9	51,248	14.9	3,500	9.2	—	—
Total allowance for loan and lease losses	$319,018	100.0%	$270,144	100.0%	$227,765	100.0%	$172,282	100.0%	$157,569	100.0%

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

The maturity distribution and repricing opportunities of interest-earning assets and interest-bearing liabilities have a significant impact on our interest rate risk. Our strategy is to reduce overall interest rate risk by maintaining relatively short maturities. Table 21 provides loan maturity distribution and information regarding the sensitivity of loans and leases to changes in interest rates. Table 5 includes maturity information for our investment securities. Table 8 displays maturity information for time deposits with balances in excess of $100,000.

We assess our interest rate risk through slotting by future period the repricing opportunities for interest-earning assets and interest-bearing liabilities, considering forecasted new business volume and changes in existing assets and liabilities. The resulting repricing data allows for the calculation of repricing gaps by period, which in turn enables us to simulate future amounts of net interest income over multiple time horizons using various interest rate scenarios. We then compare the simulated net interest income to forecasted net interest income assuming stable rates to calculate the projected earnings at risk for each of the interest rate scenarios.

Certain variable rate products, including revolving mortgage loans, have interest rate floors. Due to the existence of contractual floors on loans, competitive pressures that constrain our ability to reduce deposit interest rates and the extraordinarily low current level of interest rates, it is highly unlikely that the rates on most interest-earning assets and interest-bearing liabilities can decline materially from current levels. In our simulations, we do not calculate rate shocks, rate ramps or market value of equity for declining rate scenarios and assume the prime interest rate will not move below the December 31, 2012, rate of 3.25 percent.

Table 20 provides the impact on net interest income resulting from various interest rate scenarios as of December 31, 2012, and 2011. Our shock projections incorporate assumptions of estimated customer migration of short-term deposit instruments to long-term, higher-rate instruments as rates rise. We also utilize the market value of equity as a tool in measuring and managing interest rate risk.

Table 20
INTEREST RATE RISK ANALYSIS

	Favorable (unfavorable) impact on net interest income compared to stable rate scenario over the 12-month period following:
Assumed rate change	December 31, 2012	December 31, 2011
Most likely	—%	—%
Immediate 200 basis point increase	4.00	7.03
Gradual 200 basis point increase	3.00	1.76

The market value of equity measures the degree to which the market values of our assets and liabilities will change given a specific degree of movement in interest rates. Our calculation methodology for the market value of equity utilizes a 200-basis point parallel rate shock. As of December 31, 2012, the market value of equity calculated with a 200-basis point immediate increase in interest rates equals 9.66 percent, down from 10.09 percent of assets when calculated with stable rates. The estimated amounts for the market value of equity are highly influenced by the relatively longer maturity of the commercial loan component of interest-earning assets when compared to the shorter term maturity characteristics of interest-bearing liabilities.

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk. However, during 2006 we entered into an interest rate swap to synthetically convert the variable rate of $115.0 million of junior subordinated debentures to a fixed rate of 7.125 percent for a period of five years. This swap matured on June 30, 2011. During 2009, we entered into a second interest rate swap covering the period from June 2011 to December 2011 at a fixed interest rate of 5.50 percent. Following the redemption of $21.5 million of the junior subordinated debentures, the 2009 swap was terminated in December 2011 and we entered into a new swap to synthetically convert the variable rate on the remaining $93.5 million of junior subordinated debentures to a fixed rate of 5.50 percent through June 2016. All of the interest rate swaps qualified as hedges under GAAP during the periods in which they were in effect.

Liquidity risk management

Liquidity risk results from the mismatching of asset and liability cash flows and the potential inability to secure adequate amounts of funding from traditional sources of liquidity at a reasonable cost. We manage this risk by structuring our balance sheet prudently and by maintaining various noncore funding sources to fund potential cash needs. Our primary source of funds has historically been our large retail and commercial customer base, which continues to provide a stable base of core deposits. Core deposits are our largest and most cost-effective source of funding. We also maintain access to various types of noncore funding including advances from the FHLB of Atlanta, federal funds arrangements with correspondent banks, brokered and CDARS deposits and a line of credit from a correspondent bank. Short-term borrowings resulting from commercial treasury customers are also a recurring source of liquidity, although the majority of those borrowings must be collateralized thereby potentially restricting the use of the resulting liquidity.

We project our liquidity levels in the normal course of business as well as in conditions that might give rise to significant stress on our current liquidity and contingent sources of liquidity through noncore funding. We endeavor to estimate the impact of on and off-balance sheet arrangements and commitments that may impact liquidity. We monitor various financial and liquidity metrics, perform liquidity stress testing and have documented contingency funding plans that would be invoked if conditions warranted. Sources of noncore funding include available cash reserves, the ability to sell, pledge or borrow against unpledged investment securities and available borrowing capacity at the FHLB of Atlanta and the Federal Reserve discount window.

One of our principal sources of noncore funding is advances from the FHLB of Atlanta. Outstanding FHLB advances equaled $235.3 million as of December 31, 2012, and we had sufficient collateral pledged to secure $1.09 billion of additional borrowings. Additionally, we maintain federal funds lines of credit and other borrowing facilities. At December 31, 2012, BancShares had contingent access to $475.0 million in unsecured borrowings through various sources.

Once we have satisfied our loan demand and other funding needs, residual liquidity is held in cash or invested in overnight investments and investment securities available for sale. Net of amounts pledged for various purposes, the amount of such immediately-available balance sheet liquidity approximated $2.82 billion at December 31, 2012, compared to $1.40 billion at December 31, 2011.

Table 21
LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

	At December 31, 2012, maturing
	Within One Year	One to Five Years	After Five Years	Total
	(thousands)
Loans and leases:
Secured by real estate	$2,449,044	$5,597,247	$2,687,658	$10,733,949
Commercial and industrial	555,204	777,336	443,049	1,775,589
Other	371,895	415,114	88,803	875,812
Total loans and leases	$3,376,143	$6,789,697	$3,219,510	$13,385,350
Loans covered under loss share agreements	$417,533	$939,157	$452,545	$1,809,235
Loans not covered under loss share agreements	2,958,611	5,850,539	2,766,965	11,576,115
Total loans and leases	$3,376,144	$6,789,696	$3,219,510	$13,385,350
Loans maturing after one year with:
Fixed interest rates		$5,925,092	$2,640,048	$8,565,140
Floating or adjustable rates		864,604	579,462	1,444,066
Total		$6,789,696	$3,219,510	$10,009,206

Table 22 - SELECTED QUARTERLY DATA

	2012				2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$280,891	$236,674	$240,519	$246,752	$272,176	$252,179	$245,604	$245,200
Interest expense	17,943	21,318	25,087	25,800	29,758	34,992	38,229	41,213
Net interest income	262,948	215,356	215,432	220,952	242,418	217,187	207,375	203,987
Provision for loan and lease losses	64,880	17,623	29,667	30,715	89,253	44,628	53,977	44,419
Net interest income after provision for loan and lease losses	198,068	197,733	185,765	190,237	153,165	172,559	153,398	159,568
Gains on acquisitions	—	—	—	—	—	86,943	—	63,474
Other noninterest income	33,219	51,842	57,296	46,943	105,238	75,956	66,649	66,106
Noninterest expense	198,728	190,077	194,797	183,331	211,583	203,832	187,482	190,028
Income before income taxes	32,559	59,498	48,264	53,849	46,820	131,626	32,565	99,120
Income taxes	10,813	19,974	10,681	18,354	16,273	50,205	11,265	37,360
Net income	$21,746	$39,524	$37,583	$35,495	$30,547	$81,421	$21,300	$61,760
Net interest income, taxable equivalent	$263,635	$216,069	$216,194	$221,765	$243,309	$218,178	$208,301	$204,939
PER SHARE DATA
Net income	$2.15	$3.85	$3.66	$3.45	2.97	7.86	2.04	5.92
Cash dividends declared	0.30	0.30	0.30	0.30	0.30	0.30	0.30	0.30
Market price at period end (Class A)	163.50	162.90	166.65	182.69	174.99	143.54	187.22	200.58
Book value at period end	193.75	192.49	187.88	184.14	180.97	181.58	174.11	171.46
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$21,245,425	$21,075,174	$21,085,228	$20,843,491	$21,042,227	$21,157,741	$21,042,081	$21,385,014
Investment securities	5,169,159	4,888,047	4,598,141	4,141,160	4,056,949	4,082,574	4,162,397	4,568,205
Loans and leases (covered and noncovered)	13,357,928	13,451,164	13,612,114	13,822,226	14,093,034	14,173,224	14,028,109	13,904.054
Interest-earning assets	19,273,850	19,059,474	18,983,321	18,584,625	18,670,998	18,821,838	18,742,282	19,067,378
Deposits	17,983,033	17,755,974	17,667,221	17,498,813	17,679,125	17,772,429	17,678,210	18,065,652
Long-term obligations	447,600	524,313	646,854	682,067	713,378	753,685	797,375	802,720
Interest-bearing liabilities	14,109,359	14,188,609	14,418,509	14,478,901	14,635,353	14,991,875	15,018,805	15,543,484
Shareholders’ equity	$1,951,874	$1,945,263	$1,906,884	$1,870,066	$1,869,479	$1,830,503	$1,803,385	$1,752,129
Shares outstanding	10,159,262	10,264,159	10,271,343	10,283,842	10,286,271	10,363,964	10,422,857	10,434,453
SELECTED QUARTER-END BALANCES
Total assets	$21,283,652	$21,173,620	$21,240,990	$21,143,628	$20,997,298	$21,015,344	$21,021,650	$21,167,495
Investment securities	5,227,570	5,013,500	4,635,826	4,459,427	4,058,245	3,996,768	4,016,339	4,204,357
Loans and leases:
Covered under loss share agreements	1,809,235	1,897,097	1,999,351	2,183,869	2,362,152	2,557,450	2,399,738	2,658,134
Not covered under loss share agreements	11,576,115	11,455,233	11,462,458	11,489,529	11,581,637	11,603,526	11,528,854	11,392,351
Deposits	18,086,025	17,893,215	17,801,646	17,759,492	17,577,274	17,663,275	17,662,966	17,811.736
Long-term obligations	444,921	472,170	644,682	649,818	687,599	744,839	792,661	801,081
Shareholders’ equity	$1,864,007	$1,974,124	$1,929,790	$1,892,123	$1,861,128	$1,871,930	$1,810,189	$1,789,133
Shares outstanding	9,620,914	10,255,747	10,271,244	10,275,731	10,284,119	10,309,251	10,396,765	10,434,453
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.41%	0.75%	0.72%	0.68%	0.58%	1.53%	0.42%	1.18%
Rate of return on average shareholders’ equity (annualized)	4.43	8.08	7.93	7.63	6.48	17.65	4.94	14.30
Net yield on interest-earning assets (taxable equivalent)	5.44	4.51	4.58	4.80	5.17	4.60	4.46	4.36
Allowance for loan and lease losses to loans and leases:
Covered under loss share agreements	7.74	4.77	4.39	3.94	3.78	2.93	2.89	2.08
Not covered under loss share agreements	1.55	1.62	1.62	1.62	1.56	1.54	1.57	1.56
Nonperforming assets to total loans and leases and other real estate at period end:
Covered under loss share agreements	9.26	12.87	18.37	18.68	17.95	16.64	16.39	12.92
Not covered under loss share agreements	1.15	1.05	1.03	0.99	0.89	0.93	1.06	1.13
Tier 1 risk-based capital ratio	14.27	15.08	15.97	15.74	15.41	15.46	15.38	15.24
Total risk-based capital ratio	15.95	16.76	17.66	17.62	17.27	17.33	17.27	17.32
Leverage capital ratio	9.22	9.67	10.21	10.16	9.90	9.83	9.50	9.35
Dividend payout ratio	13.95	7.79	8.20	8.70	10.10	3.79	14.68	5.07
Average loans and leases to average deposits	74.28	75.76	77.05	78.99	79.72	79.75	79.35	76.96
 Average loan and lease balances include nonaccrual loans and leases. The capital ratios presented are of First Citizens BancShares, Inc., and Subsidiaries.

FOURTH QUARTER ANALYSIS

For the quarter ending December 31, 2012, BancShares reported net income of $21.7 million, compared to $30.5 million for the corresponding period of 2011. Lower earnings during the fourth quarter 2012 were caused by lower noninterest income from reductions to the FDIC receivable, partially offset by higher net interest income and lower provision for loan losses.

Per share income for the fourth quarter 2012 totaled $2.15, compared to $2.97 for the same period a year ago. The annualized return on average assets equaled 0.41 percent for the fourth quarter of 2012, compared to 0.58 percent for the fourth quarter of 2011. The annualized return on average equity was 4.43 percent during the fourth quarter of 2012 compared to 6.48 percent for the same period of 2011.

Net interest income increased $20.5 million, or 8.5 percent, during the fourth quarter of 2012 due primarily to a 27 basis points improvement in the taxable-equivalent net yield on interest-earning assets when compared to the fourth quarter of 2011. The increase in net yield was due to a stable yield on interest-earning assets when compared to the decline in the rate on interest-bearing liabilities.

Interest-earning assets averaged $19.27 billion during the fourth quarter of 2012, up $602.9 million from the fourth quarter of 2011. Average loans and leases decreased $735.1 million, or 5.2 percent, since the fourth quarter of 2011 due to lower loan demand and run-off of acquired loan balances. Average investment securities grew $1.11 billion, or 27.4 percent, resulting from more investable funds due to weak loan demand.

Average interest-bearing liabilities decreased $526.0 million, or 3.6 percent, during the fourth quarter of 2012, principally due to a significant reduction in average time deposits and repayments of long-term obligations. The rate on interest-bearing liabilities decreased 30 basis points from 0.81 percent during the fourth quarter of 2011 to 0.51 percent during the fourth quarter of 2012, as market interest rates remained low and maturing time deposits repriced to current low rates.

The provision for loan and lease losses equaled $64.9 million during the fourth quarter of 2012, a $24.4 million decrease from the same period of 2011, due to lower post-acquisition deterioration of covered loans and reduced provision on noncovered loans. Net charge-offs on noncovered loans during the fourth quarter of 2012 equaled $9.5 million, down $7.5 million from the fourth quarter of 2011 primarily due to higher losses on residential construction loans in 2011. The annualized ratio of noncovered net charge-offs to average noncovered loans and leases equaled 0.33 percent during the fourth quarter of 2012, versus 0.58 percent during the same period of 2011. Net charge-offs resulting from post-acquisition deterioration of covered loans equaled $12.9 million and $56.2 million, respectively, during the fourth quarter of 2012 and 2011.

Total noninterest income decreased $72.0 million, or 68.4 percent, from the fourth quarter of 2011, due to unfavorable variance in the income statement impact of adjustments to the FDIC receivable.

Noninterest expense equaled $198.7 million during the fourth quarter of 2012, down $12.9 million, or 6.1 percent. Foreclosure-related expenses decreased $10.7 million in the fourth quarter of 2012 compared to the fourth quarter of 2011. Other expenses for the fourth quarter of 2012 declined $7.2 million when compared to the fourth quarter of 2011, due to lower FDIC insurance expense resulting from the new assessment calculation and a decline in expenses related to card loyalty programs.

Table 22 provides quarterly information for each of the quarters in 2012 and 2011. Table 23 analyzes the components of changes in net interest income between the fourth quarter of 2012 and 2011.

Table 23
CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS—FOURTH QUARTER

	2012			2011			Increase (decrease) due to:
	Average balance	Interest income/ expense	Yield/ rate	Average balance	Interest income/ expense	Yield/ rate	Volume	Yield/ rate	Total change
	(dollars in thousands)
Assets
Loans and leases	$13,357,928	$271,316	8.08%	$14,093,034	$262,683	7.39%	$(14,733)	$23,366	$8,633
Investment securities:
U. S. Treasury	869,775	523	0.24	962,401	1,117	0.46	(84)	(510)	(594)
Government agency	2,892,502	3,422	0.47	2,401,808	4,974	0.83	814	(2,366)	(1,552)
Residential mortgage-backed securities	1,341,318	5,505	1.63	318,820	852	1.06	3,460	1,193	4,653
Corporate bonds	46,354	255	2.20	355,905	2,969	3.31	(2,144)	(570)	(2,714)
State, county and municipal	580	9	6.17	1,042	66	25.13	(18)	(39)	(57)
Other	18,630	40	0.85	16,973	69	1.61	5	(34)	(29)
Total investment securities	5,169,159	9,754	0.75	4,056,949	10,047	0.99	2,033	(2,326)	(293)
Overnight investments	746,763	508	0.27	521,015	337	0.26	153	18	171
Total interest-earning assets	$19,273,850	$281,578	5.81%	$18,670,998	$273,067	5.80%	$(12,547)	$21,058	$8,511
Liabilities
Deposits:
Checking With Interest	$2,183,140	$329	0.06%	$1,976,271	$351	0.07%	$32	$(54)	$(22)
Savings	899,428	113	0.05	844,227	270	0.13	15	(172)	(157)
Money market accounts	6,222,991	3,601	0.23	5,656,855	4,644	0.33	424	(1,467)	(1,043)
Time deposits	3,715,193	8,156	0.87	4,812,622	14,897	1.23	(2,890)	(3,851)	(6,741)
Total interest-bearing deposits	13,020,752	12,199	0.37	13,289,975	20,162	0.60	(2,419)	(5,544)	(7,963)
Short-term borrowings	641,007	1,018	0.63	632,000	1,344	0.84	13	(339)	(326)
Long-term obligations	447,600	4,726	4.22	713,378	8,252	4.59	(2,958)	(568)	(3,526)
Total interest-bearing liabilities	$14,109,359	$17,943	0.51%	$14,635,353	$29,758	0.81%	$(5,364)	$(6,451)	$(11,815)
Interest rate spread			5.30%			4.99%
Net interest income and net yield on interest-earning assets		$263,635	5.44%		$243,309	5.17%	$(7,183)	$27,509	$20,326

Average loans and leases includes nonaccrual loans and leases. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only, are stated on a taxable-equivalent basis assuming a statutory federal income tax rate of 35.0 percent and a state income tax rate of 6.9 percent for each period.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Table 24 identifies significant obligations and commitments as of December 31, 2012.

Table 24
COMMITMENTS AND CONTRACTUAL OBLIGATIONS

	Payments due by period
Type of obligation	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
	(thousands)
Contractual obligations:
Deposits	$17,069,596	$743,980	$272,433	$16	$18,086,025
Short-term borrowings	568,505	—	—	—	568,505
Long-term obligations	3,690	209,833	11,124	220,274	444,921
Operating leases	20,910	30,716	14,881	44,722	111,229
Estimated payments for claw-back provisions of FDIC loss share agreements	—	—	—	101,641	101,641
Total contractual obligations	$17,662,701	$984,529	$298,438	$366,653	$19,312,321
Commitments:
Loan commitments	$1,108,858	$1,350,358	$270,196	$2,738,586	$5,467,998
Standby letters of credit	54,665	8,420	—	—	63,085
Affordable housing partnerships	2,457	5,546	136	20	8,159
Total commitments	$1,165,980	$1,364,324	$270,332	$2,738,606	$5,539,242

CURRENT ACCOUNTING AND REGULATORY ISSUES

In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). ASU 2011-04 creates a uniform framework for applying fair value measurement principles for companies around the world. It eliminates differences between GAAP and International Financial Reporting Standards issued by the International Accounting Standards Board. New disclosures required by the guidance include: quantitative information about the significant unobservable inputs used for Level 3 measurements; a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs; and a description of the company's valuation processes. The updates in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011, and all amendments are to be applied prospectively with any changes in measurements recognized in income in the period of adoption. The provisions of this update have affected BancShares' financial statement disclosures but had no impact on BancShares' financial condition, results of operations or liquidity.

In September 2011, the FASB issued Intangibles - Goodwill and Other Intangible Assets: Testing Goodwill for Impairment (ASU 2011-08), which allows an entity the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that is it more likely than not that the fair value of a reporting unit is less than its carrying amount. Under ASU 2011-08, if, after that assessment is made, an entity determines that it is more likely than not that the carrying value of goodwill is not impaired, then the two-step impairment test is not required. However, if the entity concludes otherwise, the two-step impairment test would be required. The provisions of ASU 2011-08 are effective for interim and annual periods beginning after December 15, 2011, although early adoption is allowed. Adoption of ASU 2011-08 did not have material impact on BancShares' financial condition, results of operations or liquidity.

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

In September 2012, the FASB's Emerging Issues Task Force (EITF) ratified EITF Issue No. 12-C Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (Issue 12-C). Issue 12-C requires that any indemnification asset resulting from a government-assisted transaction be subsequently measured on the same basis as the underlying loans by using the contractual limitations of the related loss share agreement. Issue 12-C is to be applied prospectively to new and earlier transactions, including the FDIC-assisted transactions involving BancShares. Issue 12-C is effective for periods ending after December 15, 2012, with early adoption permitted. BancShares adopted the provisions of Issue 12-C effective September 30, 2012, with no material impact on BancShares' financial condition, results of operations or liquidity.

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

In response to the Dodd-Frank Act, the formula used to calculate the FDIC insurance assessment paid by each FDIC-insured institution was significantly altered. The new formula was effective April 1, 2011, and changes the assessment base from deposits to total assets less equity, thereby placing a larger assessment burden on banks with large levels of non-deposit funding. The new assessment formula also considers the level of higher-risk consumer loans and higher-risk commercial and industrial loans and securities, risk factors that will potentially result in incremental insurance costs. The FDIC recently finalized their definitions of these higher-risk assets and reporting of these assets under the new definitions is effective beginning April 1, 2013. This will require BancShares to implement process and system changes to accurately identify and report these higher-risk assets.

The Dodd-Frank Act also imposes new regulatory capital requirements for banks that will result in the disallowance of qualified trust preferred capital securities as tier 1 capital beginning in 2013. This legislation requires the reduction in tier 1 capital by the amount of qualified trust preferred capital securities in equal increments over a three-year period beginning in 2013. As of December 31, 2012, BancShares has $93.5 million in trust preferred securities that were outstanding and included as tier 1 capital following the July 31, 2012, redemption of $150.0 million of trust preferred capital securities. The remaining $93.5 million in trust preferred capital securities will be eliminated from tier 1 capital in installments of $31.2 million in each year over the three-year period beginning in 2013.

On June 29, 2011, the Board of Governors of the Federal Reserve System issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The issuance of this rule was required by the Dodd-Frank Act. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. The Federal Reserve also approved an interim final rule that allows for an upward adjustment of no more than 1 cent to an issuer's debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim final rule. Both rules were effective October 1, 2011, and contributed to reductions in noninterest income of $4.6 million during 2011 and $11.6 million during 2012.

 In June 2012, the Federal Reserve released proposed rules regarding implementation of the Basel III regulatory capital rules for United States banking organizations. The proposed rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the proposed rules include the total phase-out from tier 1 capital of trust preferred securities for all banks, a capital conservation buffer of 2.50 percent above minimum capital ratios, inclusion of accumulated other comprehensive income in tier 1 common equity, inclusion in tier 1 capital of perpetual preferred stock and an effective floor for tier 1 common equity of 7.00 percent. Final rules are expected to be adopted in 2013. While we have estimated the impact the proposed rules would have on our capital ratios, we are unable at this time to predict how the final rules will differ from the proposed rules and the effective date of the final rules. We will continue to monitor Basel III developments and remain committed to managing our capital levels in a prudent manner. BancShares' tier 1 common equity ratio based on the current tier 1 capital and risk-adjusted assets calculations (excluding trust preferred securities) is 13.59 percent at December 31, 2012, compared to the proposed fully phased-in Federal Reserve standard of 7.00 percent.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, management is not aware of any further recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

Controls and Procedures

BancShares' management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of BancShares' disclosure controls and procedures as of December 31, 2012, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer concluded that BancShares' disclosure controls and procedures were effective to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in the reports it files under the Exchange Act .

Management’s Annual Report on Internal Control over Financial Reporting is included on page 61 of this Report. The report of BancShares’ independent registered public accounting firm regarding BancShares’ internal control over financial reporting is included on page 62 of this Report.

Changes in Internal Control over Financial Reporting

In connection with the above evaluation of the effectiveness of BancShares' disclosure controls and procedures, except as described below, no changes in BancShares' internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, BancShares' internal control over financial reporting.

As of December 31, 2011, BancShares' management determined that a material weakness existed in its internal control over financial reporting related to the accounting and reporting for acquired loans and the receivable from the FDIC arising from FDIC-assisted transactions. Beginning in the first quarter 2012, management initiated numerous actions and initiatives to remediate the material weakness. The actions and initiatives included the engagement of a consulting firm to provide consultation and assistance primarily related to the conversion of loans acquired in the FDIC-assisted transactions to an acquired loan accounting system, the hiring of additional staff, enhancement of the methodology used to analyze the validity of the valuation of the receivable from the FDIC, design and implementation of top-level reconciliations for acquired loan balances and the preparation of quarterly yield analyses.
BancShares' management, including its Chief Executive Officer and Chief Financial Officer, completed steps during the fourth quarter to remediate the material weakness. Those steps included the conversion of all remaining loans to the acquired loan accounting system, completion of detailed testing of key data inputs to the acquired loan accounting system, completion of detailed documentation of loan accounting system procedures, controls, and processing steps, testing and utilization of a tool to estimate the receivable from and payable to the FDIC and completion of reconciliations of various balances from the acquired loan accounting system to the general ledger as of year-end. Testing and remediation was completed during the fourth quarter of 2012, and the material weakness identified in the 2011 Form 10-K is deemed to be remediated.

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

BancShares' management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, BancShares' management believes that, as of December 31, 2012, BancShares' internal control over financial reporting is effective based on those criteria.

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

BancShares' independent registered public accounting firm has issued an audit report on the company's internal control over financial reporting. This report appears on page 62.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Citizens BancShares, Inc.

We have audited First Citizens BancShares, Inc. and subsidiaries' (BancShares) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BancShares' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on BancShares' internal control over financial reporting based on our audit.

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

In our opinion, BancShares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of BancShares as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013, expressed an unqualified opinion on those consolidated financial statements.

Charlotte, North Carolina
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Citizens BancShares, Inc.

We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and subsidiaries (BancShares) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of BancShares' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancShares as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BancShares' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013, expressed an unqualified opinion.

Charlotte, North Carolina
March 1, 2013

Consolidated Balance Sheets
 First Citizens BancShares, Inc. and Subsidiaries

	December 31
	2012	2011
	(thousands, except share data)
Assets
Cash and due from banks	$639,730	$590,801
Overnight investments	443,180	434,975
Investment securities available for sale (cost of $5,192,419 in 2012 and $4,029,858 in 2011)	5,226,228	4,056,423
Investment securities held to maturity (fair value of $1,448 in 2012 and $1,980 in 2011)	1,342	1,822
Loans held for sale	86,333	92,539
Loans and leases:
Covered under loss share agreements	1,809,235	2,362,152
Not covered under loss share agreements	11,576,115	11,581,637
Less: Allowance for loan and lease losses	319,018	270,144
Net loans and leases	13,066,332	13,673,645
Premises and equipment	882,768	854,476
Other real estate owned:
Covered under loss share agreements	102,577	148,599
Not covered under loss share agreements	43,513	50,399
Income earned not collected	47,666	42,216
Receivable from FDIC for loss share agreements	270,192	617,377
Goodwill	102,625	102,625
Other intangible assets	3,556	7,032
Other assets	367,610	324,369
Total assets	$21,283,652	$20,997,298
Liabilities
Deposits:
Noninterest-bearing	$4,885,700	$4,331,706
Interest-bearing	13,200,325	13,245,568
Total deposits	18,086,025	17,577,274
Short-term borrowings	568,505	615,222
Long-term obligations	444,921	687,599
Payable to FDIC for loss share agreements	101,641	77,866
Other liabilities	218,553	178,209
Total liabilities	19,419,645	19,136,170
Shareholders’ equity
Common stock:
Class A - $1 par value (11,000,000 shares authorized; 8,588,031 shares issued and outstanding at December 31, 2012; 8,644,307 shares issued and outstanding at December 31, 2011)	8,588	8,644
Class B - $1 par value (2,000,000 shares authorized; 1,032,883 shares issued and outstanding at December 31, 2012; 1,639,812 shares issued and outstanding at December 31, 2011)	1,033	1,640
Surplus	143,766	143,766
Retained earnings	1,792,726	1,773,652
Accumulated other comprehensive loss	(82,106)	(66,574)
Total shareholders’ equity	1,864,007	1,861,128
Total liabilities and shareholders’ equity	$21,283,652	$20,997,298

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income
First Citizens BancShares, Inc. and Subsidiaries

	Year ended December 31
	2012	2011	2010
Interest income	(thousands, except share and per share data)
Loans and leases	$967,601	$967,737	$914,545
Investment securities:
U.S. Treasury	2,471	8,248	24,569
Government agency	15,688	19,848	12,341
Residential mortgage-backed securities	14,388	9,235	6,544
Corporate bonds	2,574	7,975	8,721
State, county and municipal	36	174	75
Other	340	548	227
Total interest and dividends on investments	35,497	46,028	52,477
Overnight investments	1,738	1,394	2,346
Total interest income	1,004,836	1,015,159	969,368
Interest expense
Deposits	57,568	101,888	149,195
Short-term borrowings	5,107	5,993	5,189
Long-term obligations	27,473	36,311	40,741
Total interest expense	90,148	144,192	195,125
Net interest income	914,688	870,967	774,243
Provision for loan and lease losses	142,885	232,277	143,519
Net interest income after provision for loan and lease losses	771,803	638,690	630,724
Noninterest income
Gains on acquisitions	—	150,417	136,000
Cardholder and merchant services	95,472	110,822	107,575
Service charges on deposit accounts	61,564	63,775	73,762
Wealth management services	57,236	54,974	51,378
Fees from processing services	34,816	30,487	29,097
Mortgage income	11,268	12,214	9,699
Insurance commissions	9,974	9,165	8,650
ATM income	5,279	6,020	6,656
Other service charges and fees	14,239	22,647	20,820
Securities gains (losses)	2,277	(288)	1,952
Adjustments to FDIC receivable for loss share agreements	(101,594)	(19,305)	(46,806)
Other	(1,231)	23,438	7,431
Total noninterest income	189,300	464,366	406,214
Noninterest expense
Salaries and wages	307,331	308,088	297,897
Employee benefits	78,861	72,526	64,733
Occupancy, net	74,798	74,832	72,766
Equipment	74,822	69,951	66,894
FDIC deposit insurance	10,656	16,459	23,167
Foreclosure-related expenses	40,654	46,133	20,439
Other	179,811	204,936	187,480
Total noninterest expense	766,933	792,925	733,376
Income before income taxes	194,170	310,131	303,562
Income taxes	59,822	115,103	110,518
Net income	$134,348	$195,028	$193,044
Per share information
Net income per share	$13.11	$18.80	$18.50
Dividends declared per share	1.20	1.20	1.20
Average shares outstanding	10,244,472	10,376,445	10,434,453

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
First Citizens BancShares, Inc. and Subsidiaries

	Year ended December 31
	2012	2011	2010
	(thousands)
Net income	$134,348	$195,028	$193,044

Other comprehensive income
Unrealized gains on securities:
Change in unrealized securities gains arising during period	9,566	3,108	(10,201)
Deferred tax (expense) benefit	(3,759)	(1,148)	3,760
Reclassification adjustment for losses (gains) included in net income	(2,322)	262	(2,373)
Deferred tax expense (benefit)	917	(159)	1,436
Total change in unrealized gains on securities, net of tax	4,402	2,063	(7,378)

Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	(2,779)	(8,329)	(9,994)
Deferred tax benefit	1,097	3,289	3,946
Reclassification adjustment for losses included in net income	3,095	7,107	5,869
Deferred tax benefit	(1,222)	(2,806)	(2,317)
Total change in unrecognized loss on cash flow hedges, net of tax	191	(739)	(2,496)

Change in pension obligation:
Change in pension obligation	(44,315)	(58,630)	(6,815)
Deferred tax benefit	17,354	22,959	2,669
Reclassification adjustment for losses included in net income	11,236	7,071	4,010
Deferred tax benefit	(4,400)	(2,769)	(1,570)
Total change in pension obligation, net of tax	(20,125)	(31,369)	(1,706)

Other comprehensive loss, net of tax	(15,532)	(30,045)	(11,580)

Total comprehensive income	$118,816	$164,983	$181,464

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes In Shareholders’ Equity
First Citizens BancShares, Inc. and Subsidiaries

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(thousands, except share data)
Balance at December 31, 2009	$8,757	$1,678	$143,766	$1,429,863	$(24,949)	$1,559,115
Adjustment resulting from adoption of a change in accounting for QSPEs and controlling financial interests effective January 1, 2010	—	—	—	4,904	—	4,904
Net income	—	—	—	193,044	—	193,044
Other comprehensive loss, net of tax	—	—	—	—	(11,580)	(11,580)
Cash dividends ($1.20 per share)	—	—	—	(12,521)	—	(12,521)
Balance at December 31, 2010	8,757	1,678	143,766	1,615,290	(36,529)	1,732,962
Net income	—	—	—	195,028	—	195,028
Other comprehensive loss, net of tax	—	—	—	—	(30,045)	(30,045)
Repurchase of 112,471 shares of Class A common stock	(113)	—	—	(16,672)	—	(16,785)
Repurchase of 37,863 shares of Class B common stock	—	(38)	—	(7,564)	—	(7,602)
Cash dividends ($1.20 per share)	—	—	—	(12,430)	—	(12,430)
Balance at December 31, 2011	8,644	1,640	143,766	1,773,652	(66,574)	1,861,128
Net income	—	—	—	134,348	—	134,348
Other comprehensive loss, net of tax	—	—	—	—	(15,532)	(15,532)
Repurchase of 56,276 shares of Class A common stock	(56)	—	—	(9,075)	—	(9,131)
Repurchase of 606,929 shares of Class B common stock	—	(607)	—	(93,886)	—	(94,493)
Cash dividends ($1.20 per share)	—	—	—	(12,313)	—	(12,313)
Balance at December 31, 2012	$8,588	$1,033	$143,766	$1,792,726	$(82,106)	$1,864,007

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
First Citizens BancShares, Inc. and Subsidiaries

	Year ended December 31
	2012	2011	2010
	(thousands)
Operating activities
Net income	$134,348	$195,028	$193,044
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	142,885	232,277	143,519
Deferred tax benefit	(35,265)	(16,637)	(41,375)
Change in current taxes payable	29,095	(2,820)	(25,432)
Depreciation	68,941	65,170	62,761
Change in accrued interest payable	(14,366)	(14,340)	(877)
Change in income earned not collected	(5,450)	48,423	(15,300)
Gains on acquisitions	—	(150,417)	(136,000)
Securities losses (gains)	(2,277)	288	(1,952)
Origination of loans held for sale	(575,705)	(513,253)	(605,302)
Proceeds from sales of loans held for sale	589,376	518,398	592,608
Gain on sales of loans held for sale	(7,465)	(8,751)	(8,858)
Loss on other real estate	36,229	53,450	15,633
Gain on retirement of long-term obligations	—	(9,685)	—
Net amortization of premiums and accretion of discounts	(158,227)	(194,434)	(119,085)
Change in FDIC receivable for loss share agreements	(7,181)	44,551	26,284
Net change in other assets	(17,617)	89,979	(6,810)
Net change in other liabilities	23,967	(1,541)	21,455
Net cash provided by operating activities	201,288	335,686	94,313
Investing activities
Net change in loans and leases outstanding	627,806	473,974	926,122
Purchases of investment securities available for sale	(5,169,641)	(3,480,699)	(4,192,967)
Proceeds from maturities of investment securities held to maturity	480	709	1,069
Proceeds from maturities of investment securities available for sale	3,986,370	4,002,724	2,592,097
Proceeds from sales of investment securities available for sale	7,900	242,023	38,496
Net change in overnight investments	(8,205)	(36,585)	324,870
Cash received from the FDIC for loss share agreements	251,972	293,067	52,422
Proceeds from sales of other real estate	147,858	135,803	143,740
Additions to premises and equipment	(88,883)	(76,901)	(70,836)
Dispositions of premises and equipment	—	—	1,316
Net cash received from acquisitions	—	1,150,879	106,489
Net cash provided (used) by investing activities	(244,343)	2,704,994	(77,182)
Financing activities
Net change in time deposits	(1,049,761)	(2,273,418)	(743,191)
Net change in demand and other interest-bearing deposits	1,558,512	4,417	1,333,159
Net change in short-term borrowings	(101,717)	(283,440)	(500,217)
Repayment of long-term obligations	(196,338)	(320,730)	(114,425)
Origination of long-term obligations	310	—	—
Repurchase of common stock	(103,624)	(24,387)	—
Cash dividends paid	(15,398)	(12,499)	(12,521)
Net cash provided (used) by financing activities	91,984	(2,910,057)	(37,195)
Change in cash and due from banks	48,929	130,623	(20,064)
Cash and due from banks at beginning of period	590,801	460,178	480,242
Cash and due from banks at end of period	$639,730	$590,801	$460,178
Cash payments for:
Interest	$104,514	$157,477	$196,002
Income taxes	66,453	91,465	187,183
Supplemental disclosure of noncash investing and financing activities:
Change in unrealized securities gains (losses)	$7,244	$3,370	$(12,574)
Change in fair value of cash flow hedges	316	(1,222)	(4,125)
Change in pension obligation	(33,079)	(51,559)	(2,804)
Transfers of loans to other real estate	140,645	213,195	156,918
Acquisitions:
Assets acquired	—	2,934,464	2,291,659
Liabilities assumed	—	2,784,047	2,155,861
Net assets acquired	—	150,417	135,798

See accompanying Notes to Consolidated Financial Statements.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
First Citizens BancShares, Inc. (BancShares) is a financial holding company organized under the laws of Delaware and conducts operations through its banking subsidiary, First-Citizens Bank & Trust Company (FCB), which is headquartered in Raleigh, North Carolina.
The accounting and reporting policies of BancShares and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (GAAP). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The following is a summary of BancShares' more significant accounting policies.
Nature of Operations

FCB operates 414 branches in North Carolina, Virginia, West Virginia, Maryland, Tennessee, California, Washington, Florida, Washington, DC, Georgia, Texas, Arizona, New Mexico, Colorado, Oregon, Missouri, Oklahoma and Kansas. FCB provides full-service banking services designed to meet the needs of retail and commercial customers in the markets in which it operates. The services provided include transaction and savings deposit accounts, commercial and consumer loans, trust, and asset management. Investment services, including sales of annuities and third party mutual funds are offered through First Citizens Investor Services, Inc., and title insurance is offered through Neuse Financial Services, Inc.
Principles of Consolidation
The consolidated financial statements of BancShares include the accounts of BancShares and those subsidiaries that are majority owned by BancShares and over which BancShares exercises control. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless GAAP requires otherwise.
On January 7, 2011, IronStone Bank (ISB), a federally-chartered thrift institution and wholly-owned subsidiary of BancShares, was legally merged into FCB resulting in a single banking subsidiary of BancShares. Prior to the January 2011 merger, FCB and ISB were considered to be distinct operating segments. As a result of the merger and various organizational changes resulting from the merger, there is no longer a focus on the discrete financial measures of each entity, and, based on application of GAAP, no other reportable operating segments exist. Therefore, BancShares now operates as one reportable segment.
FCB has investments in certain low income housing tax credit and renewable energy LLC's that have been evaluated and determined to be variable interest entities (VIEs). VIEs are legal entities in which equity investors do not have sufficient equity at risk for the entity to independently finance its activities, or as a group, the holders of the equity investment at risk lack the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, or do not have the obligation to absorb the expected losses of the entity or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity holds a controlling financial interest in the VIE. Analysis of these investments concluded that FCB is not the primary beneficiary and does not hold a controlling interest in the VIEs and, therefore, the assets and liabilities of these partnerships are not consolidated into the financial statements of FCB or BancShares. The recorded investment in these partnerships is reported within other assets in BancShares' Consolidated Balance Sheets.
Reclassifications
In certain instances, amounts reported in prior years' consolidated financial statements have been reclassified to conform to current financial statement presentation. Such reclassifications had no effect on previously reported cash flows, shareholders'

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

equity or net income. For 2012, the payable to FDIC for loss share agreements, which was previously netted against the receivable from FDIC for loss share agreements and reported as an asset, was reclassified and is now included as a liability. Income taxes receivable from federal and state tax authorities, which were previously netted within other liabilities, were reclassified and are now included as other assets.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Different assumptions in the application of these policies could result in material changes in BancShares' consolidated financial position and/or consolidated results of operations and related disclosures. The most significant estimates made by BancShares in the preparation of its consolidated financial statements are the determination of the following:

•	Allowance for loan and lease losses

•	Fair value estimates

•	Receivable from FDIC for loss share agreements

•	Payable to FDIC for loss share agreements

•	Purchase accounting related adjustments

•	Pension plan assumptions

•	Income taxes

Business Combinations
BancShares accounts for all business combinations using the acquisition method of accounting as required by Accounting Standards Codification (ASC) Topic 805, Business Combinations. Under this method of accounting, acquired assets and assumed liabilities are included with the acquirer's accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired (including identifiable intangibles) capitalized as goodwill. In addition, acquisition-related costs and restructuring costs are recognized as period expenses as incurred.
The acquired assets and assumed liabilities are recorded at estimated fair values. Management makes significant estimates and exercises significant judgment in accounting for business combinations. Management judgmentally assigns risk ratings to loans based on credit quality, appraisals and estimated collateral values, and estimated expected cash flows to measure fair values for loans. Other real estate (OREO) acquired through foreclosure is valued based upon pending sales contracts and appraised values, adjusted for current market conditions. Management uses quoted or current market prices to determine the fair value of investment securities. Fair values of deposits, short-term borrowings and long-term obligations are based on current market interest rates and are inclusive of any applicable prepayment penalties.
Fair values of acquired assets and assumed liabilities are subject to refinement for up to one year after the closing date of the transaction (the measurement period) as additional information regarding acquisition date fair values becomes available. As of December 31, 2012, BancShares has no acquisitions still in the measurement period. Subsequent accounting for acquired assets and liabilities will typically follow the accounting guidance otherwise applicable to these assets and liabilities.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and Federal funds sold. Cash and cash equivalents have maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value.

Investment Securities

BancShares' investments consist of government agency securities, U.S. Treasury securities, mortgage-backed securities, corporate bonds, state, county, and municipal obligations and equity securities.
BancShares classifies marketable investment securities as held to maturity, available for sale or trading. Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income using the interest method. At December 31, 2012, and 2011, BancShares had no investment securities held for trading purposes.
Debt securities are classified as held to maturity where BancShares has both the intent and ability to hold the securities to maturity. These securities are reported at amortized cost.
Investment securities that may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income or loss, net of deferred income taxes, in the shareholders' equity section of the Consolidated Balance Sheets. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in noninterest income. As of December 31, 2012, there was no intent to sell any of the securities classified as available for sale.
BancShares evaluates each held to maturity and available for sale security in a loss position for other-than-temporary impairment (OTTI) in accordance with ASC Topic 320-10 at least quarterly. BancShares considers such factors as the length of time and the extent to which the market value has been below amortized cost, long term expectations and recent experience regarding principal and interest payments, BancShares' intent to sell, and whether it is more likely than not that it would be required to sell those securities before the anticipated recovery of the amortized cost basis. The credit component of an OTTI loss is recognized in earnings and the non-credit component is recognized in accumulated other comprehensive income in situations where BancShares does not intend to sell the security, and it is more likely than not that BancShares will not be required to sell the security prior to recovery.

Nonmarketable Securities - FHLB Stock and TARP Stock
Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to purchase and hold restricted stock of its district FHLB according to a predetermined formula. This stock is restricted in that it may only be sold to the FHLB and all sales must be at par. Accordingly, the FHLB restricted stock is carried at cost, less any applicable impairment charges. Investments in preferred stock that had initially been issued under the U. S. Treasury's Troubled Asset Recovery Program (TARP) and were purchased in the auction process initiated when the U. S. Treasury decided to liquidate its investments are carried at cost, less any applicable impairment charges because the securities are not traded and an active market does not exist. Nonmarketable securities are periodically evaluated for impairment. BancShares considers positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the recorded investment. Investments in FHLB stock and TARP stock are included in other assets.

Loans Held For Sale
BancShares accounts for new originations of prime residential mortgage loans at the lower of aggregate cost or fair value. Gains and losses on sales of mortgage loans are charged to the Consolidated Statements of Income in mortgage income.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Loans and Leases
BancShares' accounting methods for loans and leases differ depending on whether they are originated or acquired, and if acquired, whether or not the acquired assets reflect credit deterioration since the date of origination such that it is probable at the date of acquisition that BancShares will be unable to collect all contractually required payments.
Originated Loans and Leases
Loans and leases for which management has the intent and ability to hold for the foreseeable future are classified as held for investment and carried at the principal amount outstanding net of any unearned income, charge-offs, and unamortized fees and costs on originated loans. Nonrefundable fees collected and certain direct costs incurred related to loan originations are deferred and recorded as an adjustment to loans and leases outstanding. The net amount of the nonrefundable fees and costs are amortized to interest income over the contractual lives using methods that approximate a constant yield.
BancShares classifies all loans and leases as past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent. When commercial loans are placed on nonaccrual status, a charge-off is recorded to decrease the carrying value of such loan to the estimated fair value of the collateral securing the loan. Consumer loans are subject to mandatory charge-off at a specified delinquency date consistent with regulatory guidelines. As such, consumer loans are subject to collateral valuation and charge-off, as applicable, when they are moved to nonaccrual status as described below.
Acquired Loans and Leases
Acquired loans and leases are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk.
Acquired loans and leases are evaluated at acquisition and where a discount is noted at least in part due to credit, the loans are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased impaired loans and leases reflect credit deterioration since origination such that it is probable at acquisition that BancShares will be unable to collect all contractually required payments. As of the acquisition date, the difference between contractually required payments and the cash flows expected to be collected is the nonaccretable difference, which is included as a reduction to the carrying amount of acquired loans and leases. Any excess of cash flows expected at acquisition over the estimated fair value is the accretable yield and is recognized in interest income over the asset's remaining life using a level yield method if the timing and amount of the future cash flows is reasonably estimable.
Over the life of acquired loans and leases, BancShares continues to estimate cash flows expected to be collected on individual loans and leases or on pools of loans and leases sharing common risk characteristics. BancShares evaluates at each balance sheet date whether the estimated cash flows and corresponding present value of its loans and leases determined using the effective interest rates has decreased and if so, recognizes a provision for loan loss in its Consolidated Statements of Income. For any increases in cash flows expected to be collected, BancShares adjusts any prior recorded allowance for loan and lease losses first, and then the amount of accretable yield recognized on a prospective basis over the loan's or pool's remaining life.
BancShares is accounting for all loans and leases acquired from Temecula Valley Bank (TVB), Venture Bank (VB), First Regional Bank (First Regional) and Sun American Bank (SAB), and all non-mortgage loans acquired from United Western Bank (United Western) on a loan level basis.
BancShares did not initially estimate the timing of cash flows for loans and leases acquired in the TVB or VB transactions at the dates of the acquisitions and applied the cost recovery method until the timing and amount of cash flows were estimated in later periods. Cash flow analyses were performed to determine the timing and amount of cash flows expected to be collected. During 2012, all acquired loans and leases, including those of TVB, VB, First Regional and United Western, were loaded into an acquired loan accounting system that facilitates estimating cash flows and computing the related accretion and impairment, based upon management assumptions. As a result, accretion income is now being recognized on all non-pooled loans and leases except for situations when the timing and amount of future cash flows can still not be determined. Loans and leases with uncertain future cash flows are accounted for under the cost recovery method, and those loans and leases are generally reported as nonaccrual.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

For loans and leases where the cash flow analysis was initially performed at the loan pool level the amount of accretable yield and nonaccretable difference is determined at the pool level. Each loan pool is made up of assets with similar characteristics at the date of acquisition including loan type, collateral type and performance status. All loan pools that have accretable yield to be recognized in interest income are classified as accruing regardless of the status of individual loans within the pool.
Nonperforming Assets
Nonperforming assets include nonaccrual loans and leases and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of customers' loan defaults. The majority of loans and leases are placed on nonaccrual status when it is probable that principal or interest is not fully collectible, or generally when principal or interest becomes 90 days past due, whichever occurs first.
Generally, when loans and leases are placed on nonaccrual status, accrued interest receivable that had been recognized in the current year is reversed against interest income; accrued interest receivable that had been recognized in a prior year is charged off. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans and leases are generally removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectability of principal and interest. Residential mortgage loans return to an accrual status when the loan balance is less than three payments past due.
Management considers loans and leases not covered by FDIC loss share agreements to be impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. Impaired loans and leases greater than $500 at December 31, 2012, and to $1,000 at December 31, 2011, are valued by either the discounted expected cash flow method using the loan's original effective interest rate or the collateral value. When the ultimate collectibility of an impaired loan's principal is doubtful, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. The adoption of a lower impairment threshold during 2012 was made to enable more accurate measurement of impairment on an individual loan basis.
When a secured loan is determined to be uncollectible, it is charged off by reducing the loan balance and the related allowance for the portion of the loan that exceeds the estimated collateral value. A loan is deemed to be uncollectible when the financial position of the borrower indicates that collection of all or part of future payments due will not occur. Unsecured loans are charged off in full when they become four months past due unless a definitive plan has been established for repayment.
Noncovered other real estate owned (OREO) acquired as a result of foreclosure is carried at the lower of cost or net realizable value. Net realizable value equals fair value less estimated selling costs. Cost is determined based on the sum of unpaid principal, accrued but unpaid interest, and acquisition costs associated with the loan. Any excess of cost over net realizable value at the time of foreclosure is charged to the allowance for loan and lease losses.
Nonperforming assets are subject to periodic revaluations of the underlying collateral. The periodic revaluations are generally based on the appraised value of the property and may include additional adjustments based upon management's review of the valuation and specific knowledge of the nonperforming asset. Valuations are updated at least annually and upon foreclosure, an updated appraisal is ordered if management determines one is necessary. Routine maintenance costs, subsequent declines in market value and net losses on disposal are included in foreclosed property expense. Gains and losses resulting form the sale or writedown of OREO and income and expenses related to its operation are recorded in other noninterest income.
OREO covered by loss share agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC at the lower of cost or appraised value, net of estimate selling costs. Subsequent downward adjustments to the estimated recoverable value of covered OREO result in a reduction of covered OREO, a charge to other noninterest expense and an increase in the FDIC receivable for the estimated amount to be reimbursed, with a corresponding amount recorded as an adjustment to other noninterest income.
Modifications to a borrower's debt agreement are considered troubled debt restructurings (TDRs) if a concession is granted for economic or legal reasons related to a borrower's financial difficulties that otherwise would not be considered. TDRs are undertaken in order to improve the likelihood of collection on the loan and may take the form of modifications made

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

with the stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures, or in certain limited circumstances forgiveness of principal or interest. Modifications of acquired loans that are part of a pool accounted for as a single asset are not considered restructurings. TDRs can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accruing status, depending on the individual facts and circumstances of the borrower. In circumstances where a portion of the loan balance is charged off, BancShares typically classifies the remaining balance as nonaccrual.

For all accruing TDR loans greater than $500, management uses a discounted cash flow approach at the individual loan level. For all other TDR loans, management's analysis is performed using a pooled approach, grouping loans by similar loan types and risk characteristics, and using a discounted cash flow approach. In developing discount rates for the pooled approach, management compared the subsequent default rate on TDR loans to the delinquency rates on the entire portfolio. Based on this analysis, management determined that the discount rate was basically twice the historical loss rate of similar non-restructured loans. Therefore, management doubled the historical loss rates in building the discount rate.
In connection with commercial TDRs, the decision to maintain a loan that has been restructured on accrual status is based on a current credit evaluation of the borrower's financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower's current capacity to pay, which among other things may include a review of the borrower's current financial statements, an analysis of cash flow documenting the borrower's capacity to pay all debt obligations, and an evaluation of secondary sources of payment from the borrower and any guarantors. This evaluation also includes an evaluation of the borrower's current willingness to pay, which may include a review of past payment history, an evaluation of the borrower's willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation also reflects consideration of the adequacy of collateral to cover all principal and interest and trends indicating improving profitability and collectability of receivables.
Restructured nonaccrual loans may be returned to accrual status based on a current credit evaluation of the borrower's financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower's sustained historical repayment performance for a reasonable period, generally a minimum of six months, prior to the date on which the loan is returned to accrual status. Sustained historical repayment performance for a reasonable time prior to the restructuring may also be considered.
Covered Assets and Receivable from FDIC for Loss Share Agreements
Assets subject to loss share agreements with the FDIC are labeled “covered” on the balance sheet and include certain acquired loans and other assets. These loss share agreements afford BancShares significant protection. The agreements cover realized losses on certain loans and other assets purchased from the FDIC during the time period specified in the agreements. Realized losses covered include loan contractual balances, accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired, and certain direct costs, less cash or other consideration received by BancShares.
Because the FDIC will reimburse BancShares for losses on certain loans and other assets acquired, an indemnification asset, the Receivable from FDIC for loss share agreements, is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans and other assets, and measured on the same basis, subject to collectability or contractual limitations. The fair value of the loss share agreements on the acquisition date reflect the discounted reimbursements expected to be received from the FDIC, using an appropriate discount rate, which was based on the market rate for a similar term security at the time of the acquisition adjusted for additional risk premium.
The loss share agreements continue to be measured on the same basis as the related indemnified assets. Because the acquired loans are subject to the accounting prescribed by ASC Topic 310, subsequent changes to the basis of the loss share agreements also follow that model. Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the loss share agreements, with the offset recorded through the consolidated statement of income. Improvements in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the loss share agreements, with such decrease being amortized into income over (1) the same period or (2) the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Discounts and premiums on the indemnification asset reflecting an element of the time value of money is accreted into income over the life of the loss share agreements.

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
In addition, ongoing compliance risk under the loss share agreements with the FDIC is considerable and the event of noncompliance could result in coverage under the loss-share being disallowed or not timely receiving the maximum reimbursement, thus increasing the actual losses to BancShares.
Payable to FDIC for Loss Share Agreements
The purchase and assumption agreements for certain FDIC-assisted transactions include provisions commonly known as a "clawback liability" that may be owed to the FDIC at the termination of the loss share agreements. The FDIC clawback liability represents an estimated payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The clawback liability is estimated periodically by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to FDIC for loss share agreements. The ultimate settlement amount of the FDIC clawback is dependent upon the performance of the underlying covered loans, the passage of time and actual claims submitted to the FDIC.

Allowance for Loan and Lease Losses
The allowance for credit losses comprises the allowance for loan and lease losses (ALLL) and the reserve for unfunded lending commitments. The allowance for credit losses represents management's best estimate of probable credit losses within the loan and lease portfolio and off-balance sheet lending commitments at the balance sheet date. Management determines the ALLL based on an ongoing evaluation. This evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates are susceptible to significant change. Adjustments are established by charges to the provision for loan and lease losses, which is reflected in the Consolidated Statements of Income. Loans and lease balances deemed to be uncollectible are charged off against the allowance for loan and lease losses. Recoveries of amounts previously charged off are credited to the allowance for loan and lease losses.
As part of its quarterly allowance assessment, management takes into consideration various qualitative factors, including economic conditions, composition of the loan portfolio, trends in delinquent and nonperforming loans, historical loss experience by categories of loans, concentrations of credit, changes in lending policies and underwriting standards, regulatory exam results, and other factors indicative of potential losses remaining in the portfolio.
BancShares methodology for analyzing the allowance for loan losses consists of specific allocations on significant individual credits, a general allowance, and a nonspecific allowance. The specific component is determined when management believes that the collectability of an individually reviewed loan has been impaired and a loss is probable. The fair value of these loans may be determined based upon the present value of expected cash flows, market prices of the loans, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loans' effective interest rates. The general allowance component takes into consideration probable, incurred losses that are inherent within the loan portfolio but have not been specifically identified. Loans are divided into segments for analysis based in part on the risk profile inherent in each category. Loans are further segmented into pools within each segment to appropriately recognize changes in inherent risk. A primary component of determining the general allowance for performing and classified loans not analyzed specifically is the actual loss history of the various pools. A portion of the allowance for loan and lease losses is not allocated to any specific category of loans. This nonspecific portion of the allowance reflects management's best estimate of the elements of imprecision and estimation risk inherent in the calculation of the overall allowance. Due to the subjectivity involved in determining the overall allowance, including the nonspecific portion, the portion considered nonspecific may fluctuate from

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

period to period based on management's evaluation of the factors affecting the assumptions used in calculating the allowance, including historical loss experience, current economic conditions, the extent of concentrations of loans, the changes in lending policies or procedures, and changes in the mix of the loan portfolio.
A loan is considered to be impaired under ASC Topic 310, Receivables when, based upon current information and events, it is probable that BancShares will be unable to collect all amounts due according to the contractual terms of the loan. Loans classified as impaired are placed on nonaccrual status. All loans rated substandard or worse that are greater than or equal to$500 are reviewed for potential impairment on a quarterly basis. In addition, loans greater than or equal to $100 which have been classified as TDRs are reviewed for potential impairment. In assessing the impairment of a loan and the related reserve requirement for that loan, various methodologies are employed. Impairment on loans that are not collateral dependent is determined primarily using the present value of expected future cash flows discounted at the loan's effective interest rate. Specific valuation allowances are established or partial charge-offs are recorded on impaired loans for the difference between the loan amount and the estimated net realizable value. With respect to most real estate loans, and specifically if the loan is considered to be a probable foreclosure, a fair value of collateral approach is generally used. The underlying collateral is appraised and market value, appropriately adjusted for an assessment of the sales and marketing costs as well as the total hold period, is used to calculate an anticipated realizable value. Future adjustments to the ALLL may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares' ALLL. Such agencies may require the recognition of adjustments to the ALLL based on their judgments of information available to them at the time of their examination. Management considers the established ALLL adequate to absorb probable losses that relate to loans and leases outstanding as of December 31, 2012.
Accounting standards require the presentation of certain disclosure information at the portfolio segment level, which represents the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. BancShares concluded that its loan and lease portfolio comprises three portfolio segments; noncovered commercial, noncovered noncommercial, and covered loans. The noncovered commercial segment includes commercial construction and land development, commercial mortgage, commercial and industrial, lease financing, and other commercial real estate. The noncovered noncommercial segment includes noncommercial construction and land development, residential mortgage, revolving mortgage, and consumer. Covered loans were identified based on loans acquired with loss sharing agreements with the FDIC.
Each portfolio segment and the classes within those segments are subject to risks that could have an adverse impact on the credit quality of the loan and lease portfolio and the related allowance for loan and lease losses. Management has identified the most significant risks as described below which are generally similar among the segments and classes. While the list is not exhaustive, it provides a description of the risks that management has determined are the most significant.
Commercial loans and leases
Each commercial loan or lease is centrally underwritten based primarily upon the customer's ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. A complete understanding of the borrower's businesses including the experience and background of the principals is obtained prior to approval. To the extent that the loan or lease is secured by collateral, which is true for the majority of commercial loans and leases, the likely value of the collateral and what level of strength the collateral brings to the transaction is evaluated. To the extent that the principals or other parties provide personal guarantees, the relative financial strength and liquidity of each guarantor is assessed. Common risks to each class of commercial loans include general economic conditions within the markets BancShares serves, as well as risks that are specific to each transaction including demand for products and services, personal events such as disability or change in marital status, and reductions in the value of collateral. Due to the concentration of loans in the medical, dental, and related fields, BancShares is susceptible to risks that legislative and governmental actions will fundamentally alter the economic structure of the medical care industry in the United States.
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
Commercial mortgage, commercial and industrial and lease financing
Commercial mortgage and commercial and industrial loans and lease financing are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a customer's business results are significantly unfavorable versus the original projections, the ability for the loan to be serviced on a basis consistent with the contractual terms may be at risk. While these loans and leases are generally secured by real property, personal property, or business assets such as inventory or accounts receivable, it is possible that the liquidation of the collateral will not fully satisfy the obligation.
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
Noncommercial loans
Each noncommercial loan is centrally underwritten using automated credit scoring and analysis tools. These credit scoring tools take into account factors such as payment history, credit utilization, length of credit history, types of credit currently in use, and recent credit inquiries. To the extent that the loan is secured by collateral, the likely value of that collateral is evaluated. Common risks to each class of noncommercial loans include risks that are not specific to individual transactions such as general economic conditions within the markets BancShares serves, particularly unemployment and potential declines in real estate values. Personal events such as disability or change in marital status also add risk to noncommercial loans.
In addition to these common risks for the majority of noncommercial loans, additional risks are inherent in certain classes of noncommercial loans.
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
Residential mortgage and noncommercial construction and land development
Residential mortgage and noncommercial construction and land development loans are made to individuals and are typically secured by 1-4 family residential property, undeveloped land, and partially developed land in anticipation of pending construction of a personal residence. Significant and rapid declines in real estate values can result in residential mortgage loan

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

borrowers having debt levels in excess of the current market value of the collateral. Noncommercial construction and land development projects can experience delays in completion and cost overruns that exceed the borrower's financial ability to complete the project. Such cost overruns can routinely result in foreclosure of partially completed and unmarketable collateral.
Covered loans
The risks associated with covered loans are generally consistent with the risks identified for commercial and noncommercial loans and the classes of loans within those segments. Further, these loans were underwritten by other institutions with weaker lending standards. Therefore, there is a significant risk that the loans are not adequately supported by borrower cash flow or the values of underlying collateral at the time of origination.
Reserve for Unfunded Commitments

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
Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements generally have maturities of one day and are reflected as short-term borrowings on the Consolidated Balance Sheets and are recorded based on the amount of cash received in connection with the borrowing. At December 31, 2012, and 2011, BancShares had $111,907 and $172,275 of securities sold under repurchase agreements, respectively.

Servicing Asset

Other assets include an estimate of the fair value of servicing rights on SBA loans and mortgage loans that had been originated and subsequently sold by TVB and United Western. The assets were initially recorded at fair value based on valuations performed by an independent third party. The valuation model considered assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds, and other factors typical in such a valuation. SBA loan originations have been discontinued, and the servicing assets are being amortized over the estimated life of the underlying loans.
Premises and Equipment

Premises, equipment, and capital leases are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed by the straight-line method and are expensed over the estimated useful lives of the assets, which range from 25 to 40 years for premises and 3 to 10 years for furniture, software and equipment. Leasehold improvements are amortized over the terms of the respective leases or the useful lives of the improvements, whichever is shorter. Gains and losses on dispositions are recorded in other expense. Maintenance and repairs are charged to occupancy expense or equipment expense as incurred. Obligations under capital leases are amortized using the interest method to allocate payments between principal reduction and interest expense. Rent expense and rental income on operating leases is recorded using the straight-line method over the appropriate lease terms.

Goodwill and Other Intangible Assets
BancShares accounts for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer's balance sheet as goodwill. An intangible asset is recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. Intangible assets are identifiable assets, such as core deposit intangibles, resulting from acquisitions which are amortized on a straight-line basis over an estimated useful life and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Goodwill is not amortized but is evaluated at least annually for impairment or more frequently if events occur or circumstances change that may trigger a decline in the value of the reporting unit or otherwise indicate that a potential impairment exists. Examples of such events or circumstances include adverse change in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel. The evaluation of goodwill is based on a variety of factors, including common stock trading multiples and data from comparable acquisitions. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. In accordance with ASC Topic 350, Intangibles - Goodwill and Other, the fair value for each reporting unit is computed using one or a combination of the income, market value, or cost methods.
The income method uses a discounted cash flow analysis to determine fair value by considering a reporting unit's capital structure and applying a risk-adjusted discount rate to forecast earnings based on a capital asset pricing model. The market value method uses recent transaction analysis or publicly traded comparable analysis for similar assets and liabilities to determine fair value. The cost method assumes the net assets of a recent business combination accounted for under the acquisition method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in the value.
To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and a second step of impairment testing will be performed. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of the reporting unit's goodwill is lower than its carrying amount, goodwill is impaired and is written down to the implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.
Goodwill is tested at least annually for impairment. BancShares performs its annual impairment test as of July 31 each year. For 2012, the results the analysis provided no indication of potential impairment of BancShares' goodwill. Goodwill will continue to be monitored for triggering events that may indicate impairment prior to the next scheduled annual impairment test.

 Other intangible assets with estimable lives are amortized over their estimated useful lives, which are periodically reviewed for reasonableness. As a result of the FDIC-assisted transactions in 2011, 2010 and 2009, an identifiable intangible asset was recorded representing the estimated value of the core deposits acquired and certain customer relationships.

Fair Values

Fair value disclosures are required for all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Under GAAP, individual fair value estimates are ranked on a three-tier scale based on the relative reliability of the inputs used in the valuation. Fair values determined using level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined based on level 2 inputs, which represent observable data for similar assets and liabilities. Fair values for assets and liabilities that are not actively traded in observable markets are based on level 3 inputs, which are considered to be nonobservable. Fair value estimates derived from level 3 inputs cannot be substantiated by comparison to independent markets and, in many cases, could not be realized through immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to BancShares. For additional information, see Note K to the Consolidated Financial Statements.

Income Taxes

Deferred income taxes are reported when different accounting methods have been used in determining income for income tax purposes and for financial reporting purposes. Deferred taxes are computed using the asset and liability approach as prescribed in ASC Topic 740, Income Taxes. Under this method, a deferred tax asset or liability is determined based on the currently enacted tax rates applicable to the period in which the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in BancShares' income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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
BancShares files a consolidated federal income tax return and various combined and separate company state tax returns.
Derivative Financial Instruments

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest rate swaps, caps, floors, collars, options or other financial instruments designed to hedge exposures to interest rate risk or for speculative purposes.

BancShares selectively uses interest rate swaps for interest rate risk management purposes. During 2011, 2009 and 2006, BancShares entered into interest rate swaps that qualify as cash flow hedges under GAAP. These interest rate swaps convert variable-rate exposure on outstanding debt to a fixed rate. The derivatives are valued each quarter, and changes in the fair values are recorded on the consolidated balance sheet with an offset to other comprehensive income for the effective portion and an offset to the consolidated statements of income for any ineffective portion. The assessment of effectiveness is performed using the long-haul method. BancShares’ interest rate swaps have been fully effective since inception; therefore, changes in the fair value of the interest rate swaps have had no impact on net income. There are no speculative derivative financial instruments in any period.

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

Subsequent Events

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

Defined Benefit Pension Plan
 BancShares offers a noncontributory defined benefit pension plan to certain qualifying employees. The calculation of the obligations and related expenses under the plan requires the use of actuarial valuation methods and assumptions. Actuarial assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. The discount rate assumption used to measure the plan obligation is based on a yield curve developed from high-quality corporate bonds across a full maturity spectrum. The projected cash flows of the pension plan are discounted based on this yield curve, and a single discount rate is calculated to achieve the same present value. Refer to Note L - Employee Benefit Plans in the Notes to Consolidated Financial Statements for disclosures related to BancShares' defined benefit pension plan.

Recently Adopted Accounting Pronouncements
FASB ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”
          This ASU amends the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The ASU clarifies the application of existing fair value measurement requirements and changes principles or requirement for measuring fair value and for disclosing information about fair value

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

measurements. The ASU requires new disclosures for any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers, and further expands focus on Level 3 measurements, including quantitative information about the significant unobservable inputs used for all Level 3 measurements, a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, and a description of the valuation processes. The adoption of ASU 2011-04 was effective for reporting periods beginning on or after December 15, 2011, and is included in Note K to the Consolidated Financial Statements.
FASB ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” as amended by FASB ASU 2011-12, “Comprehensive Income (Topic 220)-Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update (“ASU”) 2011-05.”
This ASU increases the prominence of other comprehensive income (“OCI”) in financial statements and provides two options for presenting OCI. The ASU eliminates the current placement near the statement of shareholders' equity or detailed in the Consolidated Statement of Changes in Shareholders' Equity. The ASU provides for an OCI statement to be included with the net income statement, and together the two will make a statement of total comprehensive income. Alternatively, businesses can have an OCI statement separate from a net income statement, but the two statements should appear consecutively within a financial report. The ASU does not affect the calculation of earnings per share. The adoption of ASU 2011-05 was effective December 15, 2011. The guidance does not change the items that must be reported in OCI. BancShares adopted this guidance and has elected to present two separate but consecutive financial statements.

Recently Issued Accounting Pronouncements
FASB ASU 2012-06. “Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution”
This ASU addresses the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss sharing agreement (indemnification agreement). When BancShares recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), BancShares should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). This guidance is effective for annual periods beginning on or after December 15, 2012, and interim periods within those annual periods. BancShares has previously accounted for its indemnification asset in accordance with this guidance; accordingly, this guidance will have no impact on BancShares' consolidated financial position, results of operations, or cash flows.

FASB ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.”
This ASU addresses the differences in reporting between GAAP and International Financial Reporting Standards (“IFRS”) regarding offsetting (netting) assets and liabilities and enhances current disclosures. ASU 2011-11 requires BancShares to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes derivatives, sale and repurchase agreements and reverse sales and repurchase agreements, as well as securities borrowing and securities lending arrangements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. BancShares does not expect the adoption of ASU 2011-11 to have a material impact on its financial condition or results of operations.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

NOTE B - INVESTMENT SECURITIES

The aggregate values of investment securities at December 31, 2012, and 2011, along with gains and losses determined on an individual security basis are as follows:

		Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
2012
	U.S. Treasury	$823,241	$403	$12	$823,632
	Government agency	3,052,040	3,501	337	3,055,204
	Other	838	—	18	820
	Residential mortgage-backed securities	1,315,211	14,787	341	1,329,657
	Equity securities	543	15,822	—	16,365
	State, county and municipal	546	4	—	550
	Total investment securities available for sale	$5,192,419	$34,517	$708	$5,226,228
2011
	U.S. Treasury	$887,041	$808	$30	$887,819
	Government agency	2,591,974	1,747	1,512	2,592,209
	Corporate bonds	250,476	2,344	—	252,820
	Residential mortgage-backed securities	298,402	9,165	346	307,221
	Equity securities	939	14,374	—	15,313
	State, county and municipal	1,026	16	1	1,041
	Total investment securities available for sale	$4,029,858	$28,454	$1,889	$4,056,423
Investment securities held to maturity
2012
	Residential mortgage-backed securities	$1,342	$133	27	$1,448
2011
	Residential mortgage-backed securities	$1,822	$184	26	$1,980

Investments in residential mortgage-backed securities primarily represent pass-through securities issued by the Government National Mortgage Association, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation.
The following table provides maturity information for investment securities as of December 31, 2012, and 2011. Callable agency securities are assumed to mature on their earliest call date. Maturity information for residential mortgage-backed securities is adjusted to reflect estimated prepayments.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	2012		2011
	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Maturing in:
One year or less	$2,288,556	$2,289,859	$3,238,657	$3,241,415
One through five years	2,323,222	2,329,207	548,459	549,351
Five through 10 years	194,398	196,371	90,605	91,087
Over 10 years	385,700	394,426	151,198	159,257
Equity securities	543	16,365	939	15,313
Total investment securities available for sale	$5,192,419	$5,226,228	$4,029,858	$4,056,423
Investment securities held to maturity
Maturing in:
One through five years	$1,242	$1,309	$12	$11
Five through 10 years	18	11	1,699	1,820
Over 10 years	82	128	111	149
Total investment securities held to maturity	$1,342	$1,448	$1,822	$1,980

For each period presented, securities gains (losses) include the following:

	2012	2011	2010
Gross gains on sales of investment securities available for sale	$2,324	$531	$4,103
Gross losses on sales of investment securities available for sale	(2)	(793)	(1,730)
Other than temporary impairment losses on equity investments	(45)	(26)	(421)
Total securities gains (losses)	$2,277	$(288)	$1,952

All of the OTTI recognized during 2012, 2011 and 2010 was credit related.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

The following table provides information regarding securities with unrealized losses as of December 31, 2012, and 2011:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
Investment securities available for sale:
U.S. Treasury	$120,045	$12	$—	$—	$120,045	$12
Government agency	407,498	337	—	—	407,498	337
Residential mortgage-backed securities	135,880	214	9,433	127	145,313	341
Other	820	18	—	—	820	18
Total	$664,243	$581	$9,433	$127	$673,676	$708
Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$17	$27	$17	$27
Total	$—	$—	$17	$27	$17	$27
December 31, 2011
Investment securities available for sale:
U.S. Treasury	$151,269	$30	$—	$—	$151,269	$30
Government agency	1,336,763	1,512	—	—	1,336,763	1,512
Residential mortgage-backed securities	59,458	304	1,380	42	60,838	346
State, county and municipal	—	—	10	1	10	1
Total	$1,547,490	$1,846	$1,390	$43	$1,548,880	$1,889
Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$21	$26	$21	$26
Total	$—	$—	$21	$26	$21	$26

Investment securities with an aggregate fair value of $9,450 have had continuous unrealized losses for more than twelve months as of December 31, 2012. The aggregate amount of the unrealized losses among those 23 residential mortgage-backed securities was $154 at December 31, 2012. Investment securities with an aggregate fair value of $1,411 had continuous unrealized losses for more than twelve months as of December 31, 2011. The aggregate amount of the unrealized losses among those 18 securities was $69 at December 31, 2011. These securities include residential mortgage-backed and state, county and municipal securities. None of the unrealized losses identified as of December 31, 2012, and 2011, relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. At December 31, 2012, and 2011, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities are deemed to be other than temporarily impaired.

Investment securities having an aggregate carrying value of $2,351,072 at December 31, 2012, and $2,588,704 at December 31, 2011, were pledged as collateral to secure public funds on deposit, to secure certain short-term borrowings and for other purposes as required by law.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

NOTE C - LOANS AND LEASES

Loans and leases outstanding by segment and class at December 31, 2012, and 2011, are as follows:

	2012	2011
Covered loans	$1,809,235	$2,362,152
Noncovered loans and leases:
Commercial:
Construction and land development	309,190	381,163
Commercial mortgage	5,341,839	5,104,993
Other commercial real estate	160,980	144,771
Commercial and industrial	1,726,126	1,764,407
Lease financing	330,679	312,869
Other	125,681	158,369
Total commercial loans	7,994,495	7,866,572
Noncommercial:
Residential mortgage	822,889	784,118
Revolving mortgage	2,210,133	2,296,306
Construction and land development	131,992	137,271
Consumer	416,606	497,370
Total noncommercial loans	3,581,620	3,715,065
Total noncovered loans and leases	11,576,115	11,581,637
Total loans and leases	$13,385,350	$13,943,789

	2012			2011
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
Covered loans:
Commercial:
Construction and land development	$71,225	$166,681	$237,906	$117,603	$221,270	$338,873
Commercial mortgage	107,281	947,192	1,054,473	138,465	1,122,124	1,260,589
Other commercial real estate	35,369	71,750	107,119	33,370	125,024	158,394
Commercial and industrial	3,932	45,531	49,463	27,802	85,640	113,442
Lease financing	—	—	—	—	57	57
Other	—	1,074	1,074	—	1,330	1,330
Total commercial loans	217,807	1,232,228	1,450,035	317,240	1,555,445	1,872,685
Noncommercial:
Residential mortgage	48,077	249,849	297,926	46,130	281,438	327,568
Revolving mortgage	9,606	29,104	38,710	15,350	36,202	51,552
Construction and land development	15,136	5,657	20,793	78,108	27,428	105,536
Consumer	—	1,771	1,771	1,477	3,334	4,811
Total noncommercial loans	72,819	286,381	359,200	141,065	348,402	489,467
Total covered loans	$290,626	$1,518,609	$1,809,235	$458,305	$1,903,847	$2,362,152

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

At December 31, 2012, 26.1 percent of noncovered loans and leases were to customers in medical-related fields, compared to 26.5 percent at December 31, 2011. These loans are primarily commercial mortgage loans secured by owner-occupied commercial real estate. There were no foreign loans or loans to finance highly leveraged transactions during 2012 or 2011.

Substantially all noncovered loans and leases are to customers domiciled within BancShares’ principal market areas. Certain loans acquired in FDIC-assisted transactions that are covered under loss share agreements were made to borrowers that are not within the principal market areas of the originating banks.

At December 31, 2012, noncovered loans totaling $2,570,773 were pledged to secure debt obligations, compared to $2,492,644 at December 31, 2011.

Credit quality indicators

Loans and leases are monitored for credit quality on a recurring basis. The credit quality indicators used are dependent on the portfolio segment to which the loan relates. Commercial loans and leases, noncommercial loans and leases and covered loans have different credit quality indicators as a result of the methods used to monitor each of these loan segments.
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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of noncovered, ungraded loans at December 31, 2012, and December 31, 2011, relate to business credit cards and tobacco buyout loans. Tobacco buyout loans with an outstanding balance of $43,110 at December 31, 2012, and $63,129 at December 31, 2011, are secured by assignments of receivables made pursuant to the Fair and Equitable Tobacco Reform Act of 2004. The credit risk associated with these loans is considered low as the payments that began in 2005 and continue through 2014 are to be made by the Commodity Credit Corporation which is part of the United States Department of Agriculture.

The credit quality indicators for noncovered, noncommercial loans are based on the delinquency status of the borrower. As the borrower becomes more delinquent, the likelihood of loss increases.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

The composition of the loans and leases outstanding at December 31, 2012, and 2011 by credit quality indicator is provided below:

	Commercial noncovered loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total commercial noncovered loans
December 31, 2012
Pass	$274,480	$5,018,677	$151,549	$1,564,862	$325,626	$124,083	$7,459,277
Special mention	14,666	161,789	2,812	18,368	1,601	837	200,073
Substandard	18,761	145,980	5,038	24,059	1,663	756	196,257
Doubtful	952	12,822	98	1,693	771	—	16,336
Ungraded	331	2,571	1,483	117,144	1,018	5	122,552
Total	$309,190	$5,341,839	$160,980	$1,726,126	$330,679	$125,681	$7,994,495
December 31, 2011
Pass	$332,742	$4,749,254	$130,586	$1,556,651	$306,225	$157,089	$7,232,547
Special mention	18,973	220,235	5,821	36,951	4,537	1,271	287,788
Substandard	28,793	129,391	7,794	28,240	2,107	—	196,325
Doubtful	17	1,164	377	643	—	—	2,201
Ungraded	638	4,949	193	141,922	—	9	147,711
Total	$381,163	$5,104,993	$144,771	$1,764,407	$312,869	$158,369	$7,866,572

	Noncommercial noncovered loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total non- commercial noncovered loans
December 31, 2012
Current	$786,626	$2,190,186	$128,764	$409,218	$3,514,794
31-60 days past due	15,711	12,868	1,941	4,405	34,925
61-90 days past due	7,559	3,200	490	1,705	12,954
Over 90 days past due	12,993	3,879	797	1,278	18,947
Total	$822,889	$2,210,133	$131,992	$416,606	$3,581,620
December 31, 2011
Current	$757,113	$2,286,511	$135,774	$491,142	$3,670,540
31-60 days past due	11,790	3,437	798	3,514	19,539
61-90 days past due	2,686	2,042	127	1,271	6,126
Over 90 days past due	12,529	4,316	572	1,443	18,860
Total	$784,118	$2,296,306	$137,271	$497,370	$3,715,065

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	Covered loans
Grade:	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Residential mortgage	Revolving mortgage	Construction and land development non- commercial	Consumer and other	Total covered loans
December 31, 2012
Pass	$17,010	$376,974	$33,570	$19,451	$—	$172,165	$29,540	$334	$1,617	$650,661
Special mention	25,734	259,264	17,518	12,465	—	14,863	1,736	—	34	331,614
Substandard	105,061	344,542	44,335	14,698	—	83,193	7,434	17,190	239	616,692
Doubtful	87,445	73,016	11,696	2,757	—	4,268	—	3,269	117	182,568
Ungraded	2,656	677	—	92	—	23,437	—	—	838	27,700
Total	$237,906	$1,054,473	$107,119	$49,463	$—	$297,926	$38,710	$20,793	$2,845	$1,809,235
December 31, 2011
Pass	$29,321	$397,526	$49,259	$36,409	$57	$189,794	$34,164	$4,958	$2,393	$743,881
Special mention	92,758	348,482	33,754	32,257	—	25,464	3,566	13,394	942	550,617
Substandard	125,158	427,996	58,351	21,914	—	70,582	9,863	72,349	1,096	787,309
Doubtful	87,936	84,871	17,030	22,862	—	13,833	3,959	14,835	982	246,308
Ungraded	3,700	1,714	—	—	—	27,895	—	—	728	34,037
Total	$338,873	$1,260,589	$158,394	$113,442	$57	$327,568	$51,552	$105,536	$6,141	$2,362,152

The aging of the outstanding loans and leases by class at December 31, 2012, and 2011, (excluding loans acquired with deteriorated credit quality) is provided in the table below. The calculation of days past due begins on the day after payment is due and includes all days through which required interest or principal have not been paid. Loans and leases 30 days or less past due are considered current due to certain grace periods that allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	31-60 days past due	61-90 days past due	Greater than 90 days	Total past due	Current	Total loans and leases
December 31, 2012
Noncovered loans and leases:
Construction and land development - commercial	$927	$—	$7,878	$8,805	$300,385	$309,190
Commercial mortgage	21,075	3,987	20,318	45,380	5,296,459	5,341,839
Other commercial real estate	387	1,240	1,034	2,661	158,319	160,980
Commercial and industrial	6,205	1,288	1,614	9,107	1,717,019	1,726,126
Lease financing	991	138	621	1,750	328,929	330,679
Other	18	13	—	31	125,650	125,681
Residential mortgage	15,711	7,559	12,993	36,263	786,626	822,889
Revolving mortgage	12,868	3,200	3,879	19,947	2,190,186	2,210,133
Construction and land development - noncommercial	1,941	490	797	3,228	128,764	131,992
Consumer	4,405	1,705	1,278	7,388	409,218	416,606
Total noncovered loans and leases	$64,528	$19,620	$50,412	$134,560	$11,441,555	$11,576,115

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	31-60 days past due	61-90 days past due	Greater than 90 days	Total past due	Current	Total loans and leases
December 31, 2011
Noncovered loans and leases:
Construction and land development - commercial	$2,623	$1,494	$2,177	$6,294	$374,869	$381,163
Commercial mortgage	18,308	4,438	15,626	38,372	5,066,621	5,104,993
Other commercial real estate	657	147	561	1,365	143,406	144,771
Commercial and industrial	5,235	1,230	1,438	7,903	1,756,504	1,764,407
Lease financing	637	212	620	1,469	311,400	312,869
Other	—	—	—	—	158,369	158,369
Residential mortgage	11,790	2,686	12,529	27,005	757,113	784,118
Revolving mortgage	3,437	2,042	4,316	9,795	2,286,511	2,296,306
Construction and land development - noncommercial	798	127	572	1,497	135,774	137,271
Consumer	3,514	1,271	1,443	6,228	491,142	497,370
Total noncovered loans and leases	$46,999	$13,647	$39,282	$99,928	$11,481,709	$11,581,637

The recorded investment, by class, in loans and leases on nonaccrual status and loans and leases greater than 90 days past due and still accruing at December 31, 2012, and December 31, 2011, (excluding loans and leases acquired with deteriorated credit quality) is as follows:

	December 31, 2012		December 31, 2011
	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Noncovered loans and leases:
Construction and land development - commercial	$14,930	$541	$15,102	$313
Commercial mortgage	48,869	1,671	23,748	3,107
Commercial and industrial	8,635	466	1,864	320
Lease financing	1,075	—	200	554
Other commercial real estate	2,319	—	1,170	—
Construction and land development - noncommercial	668	111	—	572
Residential mortgage	12,603	3,337	10,657	4,227
Revolving mortgage	—	3,877	—	4,306
Consumer and other	746	1,269	—	1,441
Total noncovered loans and leases	$89,845	$11,272	$52,741	$14,840

Other risk elements related to lending activities include OREO and restructured loans. BancShares held $139,963 and $153,330 in noncovered restructured loans and $43,513 and $50,399 in noncovered OREO at December 31, 2012, and 2011, respectively. At December 31, 2012, and 2011, respectively, $50,830 and $29,534 of noncovered restructured loans were also on nonaccrual status. BancShares does not have any significant outstanding commitments to borrowers that have restructured existing loans to more favorable terms due to their financial difficulties.

Interest income on total nonperforming loans and leases that would have been recorded had these loans and leases been performing was $27,397, $23,326 and $18,519 respectively, during 2012, 2011 and 2010. When loans and leases are on nonaccrual status, any payments received are applied on a cash basis with all cash receipts applied first to principal and any payments received in excess of the unpaid principal balance being applied to interest. The amount of cash basis interest income recognized during 2012, 2011 and 2010 was not material.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Acquired loans

When the fair values of covered loans were established, certain loans were identified as impaired. The following table provides changes in the carrying value of acquired loans during the years ended December 31, 2012, and 2011:

	2012		2011
	Impaired at acquisition date	All other acquired loans	Impaired at acquisition date	All other acquired loans
Balance, January 1	$458,305	$1,903,847	$330,705	$1,676,747
Fair value at acquisition date of acquired loans covered under loss share agreements	—	—	302,340	777,800
Reductions for repayments, foreclosures and changes in carrying value, net of accretion	(167,679)	(385,238)	(174,740)	(550,700)
Balance, December 31	$290,626	$1,518,609	$458,305	$1,903,847
Outstanding principal balance, December 31	$1,136,377	$2,145,581	$1,334,299	$2,537,652

The timing and amounts of cash flow analyses were prepared at the acquisition dates for all acquired loans deemed impaired at acquisition, except loans acquired in the VB and TVB transactions where the timing of cash flows was not estimated, and those analyses are used to determine the amount of accretable yield recognized on those loans. Subsequent changes in cash flow estimates result in changes to the amount of accretable yield to be recognized. No estimate of the timing of cash flows was initially made for loans acquired in the TVB or VB transactions at the dates of the acquisitions and, therefore, the cost recovery method was being applied to these loans unless cash flow estimates in the later periods indicated subsequent improvement that would lead to the recognition of accretable yield.

The carrying value of loans on the cost recovery method was $74,479 at December 31, 2012, and $200,819 at December 31, 2011. Prior to 2012, the cost recovery method was being applied to nonperforming loans acquired from the TVB, VB, First Regional and United Western transactions unless available cash flow estimates indicated subsequent improvement that would lead to the recognition of accretable yield. During the third and fourth quarters of 2012, loans acquired in the TVB, VB, First Regional and United Western transactions were installed on an acquired loan accounting system that enabled better estimations of cash flows for all loans. As a result of the four banks being converted to the acquired loan accounting system during 2012, there was a significant reduction in loans accounted for under the cost recovery method. The cost recovery method continues to be applied to loans when the timing of the cash flows is no longer reasonably estimable due to subsequent nonperformance by the borrower or uncertainty in the ultimate disposition of the asset.
The following table documents changes to the amount of accretable yield for the years ended December 31, 2012, and 2011. For acquired loans, improved cash flow estimates and receipt of unscheduled loan payments result in the reclassification of nonaccretable yield to accretable yield. During 2012, the improved ability to estimate cash flows due to expanded use of an acquired loan accounting system also contributed to significant increases in accretable yield. Accretable yield resulting from the improved ability to estimate future cash flows generally does not represent amounts previously identified as nonaccretable difference.

	2012	2011
Balance, January 1	$276,690	$164,586
Additions for acquired loans	—	106,520
Accretion	(304,023)	(319,429)
Reclassifications from nonaccretable difference	353,708	325,013
Changes in expected cash flows that do not affect nonaccretable difference	213,189	—
Balance, December 31	$539,564	$276,690

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

  Loans held for sale

In each period, BancShares originated much of its residential mortgage loan production through correspondent institutions. Loan sale activity for 2012, 2011 and 2010 is summarized below:

	2012	2011	2010
Loans held for sale at December 31	$86,333	$92,539	$88,933
For the year ended December 31:
Loans sold	581,911	509,647	583,750
Net gain on sale of loans held for sale	7,465	8,751	8,858

NOTE D - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses is summarized as follows:

	Noncovered loans	Covered loans	Total
Balance at December 31, 2009	$168,782	$3,500	$172,282
Provision for loan and lease losses	56,647	86,872	143,519
Adoption of change in accounting for QSPE	681	—	681
Loans and leases charged off	(55,783)	(39,533)	(95,316)
Loans and leases recovered	6,190	409	6,599
Net charge-offs	(49,593)	(39,124)	(88,717)
Balance at December 31, 2010	176,517	51,248	227,765
Provision for loan and lease losses	57,799	174,478	232,277
Loans and leases charged off	(59,287)	(137,553)	(196,840)
Loans and leases recovered	5,854	1,088	6,942
Net charge-offs	(53,433)	(136,465)	(189,898)
Balance at December 31, 2011	180,883	89,261	270,144
Provision for loan and lease losses	42,046	100,839	142,885
Loans and leases charged off	(50,208)	(50,270)	(100,478)
Loans and leases recovered	6,325	142	6,467
Net charge-offs	(43,883)	(50,128)	(94,011)
Balance at December 31, 2012	$179,046	$139,972	$319,018

Activity in the allowance for loans and lease losses, ending balances of loans and leases and related allowance by class of loans as of December 31, 2012, and 2011 are summarized as follows:

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Non- specific	Total
Noncovered loans and leases
Allowance for loan and lease losses:
Balance at January 1, 2012	$5,467	$67,486	$2,169	$23,723	$3,288	$1,315	$8,879	$27,045	$1,427	$25,962	$14,122	$180,883
Charge-offs	(9,546)	(7,081)	(254)	(5,472)	(361)	(28)	(4,790)	(11,341)	(1,047)	(10,288)	—	(50,208)
Recoveries	445	1,626	14	781	96	4	529	698	180	1,952	—	6,325
Provision	9,665	8,896	130	4,320	498	(116)	(782)	8,783	1,161	7,763	1,728	42,046
Balance at December 31, 2012	$6,031	$70,927	$2,059	$23,352	$3,521	$1,175	$3,836	$25,185	$1,721	$25,389	$15,850	$179,046
Balance at December 31, 2012
ALLL for loans and leases individually evaluated for impairment	$2,469	$11,697	$298	$2,133	$202	$53	$959	$1	$287	$256	$—	$18,355
ALLL for loans and leases collectively evaluated for impairment	3,562	59,230	1,761	21,219	3,319	1,122	2,877	25,184	1,434	25,133	—	144,841
Nonspecific ALLL	—	—	—	—	—	—	—	—	—	—	15,850	15,850
Total allowance for loan and lease losses	$6,031	$70,927	$2,059	$23,352	$3,521	$1,175	$3,836	$25,185	$1,721	$25,389	$15,850	$179,046
Loans and leases:
Balance at December 31, 2012
Loans and leases individually evaluated for impairment	$17,075	$133,804	$3,375	$22,619	$804	$707	$15,836	$4,203	$1,321	$2,509	$—	$202,253
Loans and leases collectively evaluated for impairment	292,115	5,208,035	157,605	1,703,507	329,875	124,974	807,053	2,205,930	130,671	414,097	—	11,373,862
Total loans and leases	$309,190	$5,341,839	$160,980	$1,726,126	$330,679	$125,681	$822,889	$2,210,133	$131,992	$416,606	$—	$11,576,115
Allowance for loan and lease losses:
Balance at January 1, 2011	$10,512	$64,772	$2,200	$24,089	$3,384	$1,473	$7,009	$18,016	$1,751	$29,448	$13,863	$176,517
Charge-offs	(11,189)	(6,975)	(24)	(5,879)	(579)	(89)	(5,566)	(13,940)	(2,617)	(12,429)	—	(59,287)
Recoveries	218	945	23	1,025	133	2	989	653	189	1,677	—	5,854
Provision	5,926	8,744	(30)	4,488	350	(71)	6,447	22,316	2,104	7,266	259	57,799
Balance at December 31, 2011	$5,467	$67,486	$2,169	$23,723	$3,288	$1,315	$8,879	$27,045	$1,427	$25,962	$14,122	$180,883
Balance at December 31, 2011
ALLL for loans and leases individually evaluated for impairment	$1,139	$5,266	$283	$640	$17	$14	$411	$—	$145	$47	$—	$7,962
ALLL for loans and leases collectively evaluated for impairment	4,328	62,220	1,886	23,083	3,271	1,301	8,468	27,045	1,282	25,915	—	158,799
Nonspecific ALLL	—	—	—	—	—	—	—	—	—	—	14,122	14,122
Total allowance for loan and lease losses	$5,467	$67,486	$2,169	$23,723	$3,288	$1,315	$8,879	$27,045	$1,427	$25,962	$14,122	$180,883
Loans and leases:
Balance at December 31, 2011
Loans and leases individually evaluated for impairment	$26,782	$92,872	$5,686	$15,996	$328	$193	$9,776	$—	$3,676	$992	$—	$156,301
Loans and leases collectively evaluated for impairment	354,381	5,012,121	139,085	1,748,411	312,541	158,176	774,342	2,296,306	133,595	496,378	—	11,425,336
Total loans and leases	$381,163	$5,104,993	$144,771	$1,764,407	$312,869	$158,369	$784,118	$2,296,306	$137,271	$497,370	$—	$11,581,637

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer and other	Total
Covered loans and leases
Allowance for loan and lease losses:
Balance at January 1, 2012	$16,693	$39,557	$16,862	$5,500	$13	$5,433	$77	$4,652	$474	$89,261
Charge-offs	(8,667)	(23,509)	(1,256)	(8,442)	—	(4,139)	(1,119)	(2,885)	(253)	(50,270)
Recoveries	—	—	—	—	—	142	—	—	—	142
Provision	23,160	34,227	(4,372)	11,839	(13)	18,401	10,796	6,520	281	100,839
Balance at December 31, 2012	$31,186	$50,275	$11,234	$8,897	$—	$19,837	$9,754	$8,287	$502	$139,972
Balance at December 31, 2012
ALLL for loans acquired with deteriorated credit quality	$31,186	$50,275	$11,234	$8,897	$—	$19,837	$9,754	$8,287	$502	$139,972
Loans:
Balance at December 31, 2012
Loans acquired with deteriorated credit quality	237,906	1,054,473	107,119	49,463	—	297,926	38,710	20,793	2,845	1,809,235
Allowance for loan and lease losses:
Balance at January 1, 2011	$20,654	$13,199	$4,148	$6,828	$—	$113	$676	$5,607	$23	$51,248
Charge-offs	(36,432)	(49,905)	(29,063)	(6,115)	—	(5,723)	—	(9,912)	(403)	(137,553)
Recoveries	389	83	479	12	—	94	—	30	1	1,088
Provision	32,082	76,180	41,298	4,775	13	10,949	(599)	8,927	853	174,478
Balance at December 31, 2011	$16,693	$39,557	$16,862	$5,500	$13	$5,433	$77	$4,652	$474	$89,261
Balance at December 31, 2011
ALLL for loans acquired with deteriorated credit quality	$16,693	$39,557	$16,862	$5,500	$13	$5,433	$77	$4,652	$474	$89,261
Loans:
Balance at December 31, 2011
Loans acquired with deteriorated credit quality	338,873	1,260,589	158,394	113,442	57	327,568	51,552	105,536	6,141	2,362,152

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

	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
December 31, 2012
Noncovered impaired loans and leases
Construction and land development—commercial	$5,941	$10,116	$16,057	$31,879	$2,340
Commercial mortgage	39,648	72,160	111,808	114,351	10,628
Other commercial real estate	1,425	1,823	3,248	3,348	279
Commercial and industrial	7,429	11,371	18,800	19,196	1,949
Lease financing	665	81	746	746	194
Other	—	707	707	707	53
Residential mortgage	9,346	4,240	13,586	13,978	832
Revolving mortgage	1,238	2,965	4,203	4,203	1
Construction and land development—noncommercial	1,162	158	1,320	1,321	287
Consumer	1,609	900	2,509	2,509	256
Total impaired noncovered loans and leases	$68,463	$104,521	$172,984	$192,238	$16,819
December 31, 2011
Noncovered impaired loans and leases
Construction and land development—commercial	$24,994	$—	$24,994	$30,756	$1,027
Commercial mortgage	53,687	11,840	65,527	66,463	3,813
Other commercial real estate	1,558	1,022	2,580	322	114
Commercial and industrial	7,157	7,111	14,268	12,674	549
Lease financing	322	—	322	992	16
Other	—	—	—	—	—
Residential mortgage	9,776	—	9,776	2,580	411
Revolving mortgage	—	—	—	—	—
Construction and land development—noncommercial	3,676	—	3,676	14,268	145
Consumer	992	—	992	3,676	47
Total impaired noncovered loans and leases	$102,162	$19,973	$122,135	$131,731	$6,122

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	YTD average balance	Interest income recognized YTD
Year ended December 31, 2012
Noncovered impaired loans and leases
Construction and land development - commercial	$22,493	$399
Commercial mortgage	96,082	4,630
Other commercial real estate	2,690	142
Commercial and industrial	13,658	788
Lease financing	497	37
Other	424	23
Residential mortgage	14,951	586
Revolving mortgage	2,931	68
Construction and land development - noncommercial	2,850	41
Consumer	1,850	21
Total noncovered impaired loans and leases	$158,426	$6,735
Year ended December 31, 2011
Noncovered impaired loans and leases
Construction and land development - commercial	$26,612	$56
Commercial mortgage	65,729	1,330
Other commercial real estate	1,368	55
Commercial and industrial	12,984	456
Lease financing	587	21
Other	38	—
Residential mortgage	9,252	300
Construction and land development - noncommercial	2,022	105
Consumer	636	18
Total noncovered impaired loans and leases	$119,228	$2,341
Year ended December 31, 2010
Construction and land development - commercial	$19,235	$93
Commercial mortgage	25,451	1,193
Other commercial real estate	353	18
Commercial and industrial	3,420	337
Lease financing	281	9
Other	31	3
Residential mortgage	2,314	129
Construction and land development - noncommercial	182	41
Consumer	39	1
Total noncovered impaired loans and leases	$51,306	$1,824

At December 31, 2012, covered loans which have had an adverse change in expected cash flows since the date of acquisition equaled $975,920, for which $139,972 in related allowance for loan losses has been recorded. At December 31, 2011, covered loans which have had an adverse change in expected cash flows since the date of acquisition equaled $1,886,929, for which $89,261 in related allowance for loan losses has been recorded. Covered loans of $833,315 at December 31, 2012, and $475,223 at December 31, 2011, that have had no adverse change in expected cash flows since the date of acquisition have no allowance for loan losses recorded.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Troubled Debt Restructurings

The following table provides the types of troubled debt restructurings made for the years ended December 31, 2012 and December 31, 2011, as well as loans restructured during 2012 and 2011 that have experienced payment default subsequent to restructuring.
.

	Year ended December 31, 2012				Year ended December 31, 2011
	All restructurings		Restructurings with subsequent payment default		All restructurings		Restructurings with subsequent payment default
	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment	Number of loans	Recorded investment
Noncovered loans
Interest only period provided
Construction and land development - commercial	2	$316	—	$—	3	$1,232	3	$1,232
Commercial mortgage	12	3,891	3	1,440	32	16,473	7	3,684
Commercial and industrial	2	574	—	—	7	2,601	—	—
Lease financing	—	—	—	—	1	71	—	—
Residential mortgage	2	893	2	893	3	592	—	—
Construction and land development - noncommercial	—	—	—	—	2	807	—	—
Consumer	—	—	—	—	1	900	—	—
Total interest only	18	5,674	5	2,333	49	22,676	10	4,916

Loan term extension
Construction and land development - commercial	2	7,667	—	—	5	$9,262	—	$—
Commercial mortgage	50	16,818	13	3,456	50	22,471	7	2,771
Other commercial real estate	3	1,318	—	—	5	2,208	1	147
Commercial and industrial	11	1,363	4	169	24	9,818	4	770
Lease financing	3	166	—	—	6	252	—	—
Residential mortgage	9	521	2	155	8	1,923	2	625
Construction and land development - noncommercial	1	158	—	—	1	395	—	—
Consumer	7	1,132	—	—	1	92	1	92
Total loan term extension	86	29,143	19	3,780	100	46,421	15	4,405

Below market interest rate
Construction and land development - commercial	1	227	—	—	7	$13,800	—	$—
Commercial mortgage	12	7,333	1	490	21	13,082	4	678
Other commercial real estate	—	—	—	—	1	372	1	372
Commercial and industrial	11	1,584	1	—	4	503	1	28
Residential mortgage	13	1,887	5	828	12	2,572	1	52
Construction and land development - noncommercial	—	—	—	—	2	2,357	1	356
Revolving mortgage	1	48	1	48	—	—	—	—
Consumer	4	17	1	—	—	—	—	—
Total below market interest rate	42	11,096	9	1,366	47	32,686	8	1,486

Other concession
Commercial mortgage	3	1,036	0	—	1	593	—	0
Commercial and industrial	—	—	0	—	2	37	2	37
Residential mortgage	1	384	0	—	0	—	—	—
Total other concession	4	1,420	0	—	3	630	2	37
Total noncovered restructurings	150	$47,333	33	$7,479	199	$102,413	35	$10,844

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	Year ended December 31, 2012				Year ended December 31, 2011
	All restructurings		Restructurings with subsequent payment default		All restructurings		Restructurings with subsequent payment default
	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
Covered loans
Interest only period provided
Construction and land development - commercial	2	$496	1	$356	6	$10,481	1	$3,602
Commercial mortgage	4	10,404	1	234	4	8,331	1	2
Other commercial real estate	1	2,994	—	—	—	—	—	—
Commercial and industrial	1	170	—	—	—	—	—	—
Residential mortgage	1	98	—	—	2	5,361	1	4,287
Total interest only	9	14,162	2	590	12	24,173	3	7,891

Loan term extension
Construction and land development - commercial	9	7,294	1	3,703	7	3,145	3	1,386
Commercial mortgage	4	2,584	—	—	7	7,368	—	—
Other commercial real estate	—	—	—	—	5	9,733	—	—
Commercial and industrial	2	158	—	—	3	291	—	—
Residential mortgage	4	5,111	2	4,629	6	2,188	3	744
Construction and land development - noncommercial	—	—	—	—	1	2,097	1	2,097
Total loan term extension	19	15,147	3	8,332	29	24,822	7	4,227

Below market interest rate
Construction and land development - commercial	13	19,953	5	8,781	21	22,554	5	15,615
Commercial mortgage	18	19,100	6	3,906	21	50,962	2	1,357
Other commercial real estate	2	1,954	—	—	1	684	—	—
Commercial and industrial	5	1,299	2	—	7	2,217	1	809
Residential mortgage	21	4,622	10	490	19	4,392	6	1,409
Construction and land development - noncommercial	1	—	1	—	1	1,678	—	—
Total below market interest rate	60	46,928	24	13,177	70	82,487	14	19,190

Other concession
Residential mortgage	1	54	1	54	1	702	—	—
Total other concession	1	54	1	54	1	702	—	—
Total covered restructurings	89	$76,291	30	$22,153	112	$132,184	24	$31,308

For the years ended December 31, 2012, and December 31, 2011, the recorded investment in troubled debt restructurings prior to modification was not materially impacted by the modification since forgiveness of principal is not a restructuring option frequently used by BancShares.

Total troubled debt restructurings at December 31, 2012 equaled $333,170, of which, $193,207 were covered and $139,963 were noncovered. Total troubled debt restructurings at December 31, 2011 equaled $323,061, of which, $169,731 were covered and $153,330 were noncovered. Noncovered troubled debt restructurings of $89,133 and $123,796 as of December 31, 2012 and 2011, are considered performing as a result of the loans carrying a market interest rate and exhibiting evidence of sustained performance after restructuring.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

NOTE E - PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31, 2012, and 2011 are summarized as follows:

	2012	2011
Land	$202,168	$193,663
Premises and leasehold improvements	840,149	803,602
Furniture and equipment	390,345	353,664
Total	1,432,662	1,350,929
Less accumulated depreciation and amortization	549,894	496,453
Total premises and equipment	$882,768	$854,476

There were no premises pledged to secure borrowings at December 31, 2012, and 2011.

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

Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2012:

Year ended December 31
2013	$20,910
2014	16,911
2015	13,805
2016	9,035
2017	5,846
Thereafter	44,722
Total minimum payments	$111,229

Total rent expense for all operating leases amounted to $23,630 in 2012, $24,749 in 2011 and $24,627 in 2010, net of rent income, which totaled $1,728, $1,667 and $1,685 during 2012, 2011 and 2010, respectively.

NOTE F - RECEIVABLE FROM FDIC FOR LOSS SHARE AGREEMENTS

BancShares has entered into loss share agreements with the FDIC that provide significant protection regarding certain acquired assets. The expected reimbursements under the loss share agreements were recorded as an indemnification asset at the time of each acquisition.

The following table presents the changes in the receivable from the FDIC for loss share agreements:

	2012	2011	2010
Balance, January 1	$617,377	$671,023	$249,842
Additional receivable from acquisitions	—	316,932	512,778
Amortization of discounts and premiums, net	(102,394)	(32,960)	(12,891)
Receipt of payments from FDIC	(251,972)	(293,067)	(52,422)
Post-acquisition adjustments	7,181	(44,551)	(26,284)
Balance, December 31	$270,192	$617,377	$671,023

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Post-acquisition adjustments represent the net change in loss estimates related to covered loans and OREO as a result of changes in expected cash flows and the allowance for loan and lease losses related to covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses and related adjustments to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan and lease losses had been recorded previously. Other adjustments include those resulting from amounts owed to the FDIC for unexpected recoveries of amounts previously charged off. Adjustments related to acquisition date fair values, made within one year after the closing date of the respective acquisition, are reflected in the acquisition gain.

NOTE G - MORTGAGE SERVICING RIGHTS

The activity of the servicing asset for 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Balance, January 1	$4,346	$2,894	$4,552
Amortization expense recognized during the year	(2,260)	(1,984)	(1,354)
Adoption of change in accounting for QSPE	—	—	(304)
Acquisition of servicing asset	—	3,436	—
Servicing asset impairment	(302)	—	—
Balance, December 31	$1,784	$4,346	$2,894

During 2011, BancShares acquired the rights to service mortgage loans that had previously been sold by United Western. The asset was recorded at its fair value and is being amortized over the remaining estimated servicing life at acquisition of 60 months. In conjunction with the adoption of the change in accounting for QSPEs during 2010, the servicing asset related to a previous asset securitization was eliminated resulting in a decrease to the servicing asset of $304. BancShares does not hedge its mortgage servicing asset.

NOTE H - DEPOSITS

Deposits at December 31 are summarized as follows:

	2012	2011
Demand	$4,885,700	$4,331,706
Checking With Interest	2,363,317	2,103,298
Money market accounts	6,357,309	5,700,981
Savings	905,456	817,285
Time	3,574,243	4,624,004
Total deposits	$18,086,025	$17,577,274

Time deposits with a minimum denomination of $100 totaled $1,610,782 and $2,332,368 at December 31, 2012, and 2011, respectively.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

At December 31, 2012 the scheduled maturities of time deposits were:

2013	$2,557,814
2014	473,881
2015	270,099
2016	191,530
2017	80,903
Thereafter	16
Total time deposits	$3,574,243

NOTE I - SHORT-TERM BORROWINGS

Short-term borrowings at December 31 are as follows:

	2012	2011
Master notes	$399,047	$375,396
Repurchase agreements	111,907	172,275
Notes payable to Federal Home Loan Banks	55,000	65,000
Federal funds purchased	2,551	2,551
Total short-term borrowings	$568,505	$615,222

At December 31, 2012, BancShares and FCB had unused credit lines allowing contingent access to overnight borrowings of up to $475,000 on an unsecured basis. Additionally, under borrowing arrangements with the Federal Home Loan Bank of Atlanta, FCB has access to an additional $1,089,122 on a secured basis.

NOTE J - LONG-TERM OBLIGATIONS

Long-term obligations at December 31 include:

	2012	2011
Junior subordinated debenture at 8.05 percent maturing March 5, 2028 (redeemed July 31, 2012)	$—	$154,640
Junior subordinated debenture at 3-month LIBOR plus 1.75 percent maturing June 30, 2036	96,392	96,392
Subordinated notes payable at 5.125 percent maturing June 1, 2015	125,000	125,000
Obligations under capitalized leases extending to June 2026	10,020	5,688
Notes payable to Federal Home Loan Bank of Atlanta with rates ranging from 2.00 percent to 3.88 percent and maturing through September 2018	170,299	225,000
Note payable to the Federal Home Loan Bank of Seattle with a rate of 4.74 percent and a maturity date of July 2017	10,000	10,000
Debt from 2005 asset securitization (redeemed July 15, 2012)	—	35,645
Unamortized acquisition accounting adjustments	3,069	4,420
Other long-term debt	30,141	30,814
Total long-term obligations	$444,921	$687,599

On July 31, 2012, BancShares redeemed the 8.05 percent junior subordinated debenture (the 1998 Debenture) issued by FCB/NC Capital Trust I (the Trust). The 1998 Debenture had a face value of $154,640 and was redeemed for $163,569, which represented 102.42 percent of the face value plus accrued interest. Redemption of the 1998 Debenture triggered the redemption of the 8.05 percent trust preferred securities (the 1998 Preferred Securities) by the Trust. The 1998 Preferred Securities had an aggregate liquidation amount of $150,000 and were redeemed for $158,661, which represented 102.42 percent of the face amount plus accrued interest. The redemption resulted in a $154,640 reduction in long-term borrowings, and the 2.42 percent prepayment penalty rate resulted in $3,630 in noninterest expense during 2012. Prior to its redemption in 2012, the 1998

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Debenture was held by the Trust. The Trust purchased the 1998 Debenture with the proceeds from the 1998 Preferred Securities. The 1998 Debenture was the sole asset of the trust.

The variable rate junior subordinated debenture issued in 2006 (the 2006 Debenture) is held by FCB/NC Capital Trust III. FCB/NC Capital Trust III purchased the 2006 Debenture with the proceeds from the $115,000 in adjustable rate trust preferred securities issued in 2006 (the 2006 Preferred Securities). The 2006 Debenture is the sole asset of the trust. The 2006 Preferred Securities are redeemable in whole or in part after June 30, 2011. In December 2011, BancShares purchased and redeemed $21,500 of these securities. The proceeds from this redemption resulted in a corresponding reduction in the junior subordinated debenture held by FCB/NC Capital Trust III.

The 2006 Preferred Securities and the 2006 Debenture were issued with a variable rate of 175 basis points above the three-month LIBOR. Through the use of interest rate swaps, BancShares synthetically converted the variable rate coupon on the securities to a fixed rate of 7.125 percent through June 30, 2011, and to a fixed rate of 5.50 percent for the period from July 1, 2011, through June 30, 2016.

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

Long-term obligations maturing in each of the five years subsequent to December 31, 2012 include:

2013	$3,690
2014	3,527
2015	206,306
2016	620
2017	10,504
Thereafter	220,274
Total long-term obligations	$444,921

NOTE K - ESTIMATED FAIR VALUES

Fair value represents the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Because no market exists for many financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.When determining the fair value measurements, BancShares considers the principal or most advantageous market in which the specific assets or liabilities are sold and considers assumptions that market participants would use when pricing those assets or liabilities.

As required under GAAP, individual fair value estimates are ranked based on the relative reliability of the inputs used in the valuation. Fair values determined using level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

based on level 2 inputs, which exist when observable data exists for similar assets and liabilities. Fair values for assets and liabilities that are not actively traded in observable markets are based on level 3 inputs, which are considered to be unobservable. BancShares recognizes transfers between levels of the fair value hierarchy at the end of the respective reporting period.
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
Receivable from the FDIC for loss share agreements. Fair value is estimated based on discounted future cash flows using current discount rates. Due to post-acquisition improvements in expected losses, significant portions of the FDIC receivable will be recovered through amortization of the receivable over the remaining life of the loss share agreement rather than by cash flows from the FDIC. The estimated amounts to be amortized in future periods have no fair value. The inputs used in the fair value measurements for the receivable from the FDIC are considered level 3 inputs. The FDIC loss share agreements are not transferable and, accordingly, there is no market for this receivable.
FHLB stock. The carrying amount of FHLB stock is a reasonable estimate of fair value as these securities are not readily marketable and are evaluated for impairment based on the ultimate recoverability of the par value. BancShares considers positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. BancShares believes its investment in FHLB stock is ultimately recoverable at par.
Securities issued under the TARP program. Securities issued under the Troubled Asset Recovery Program are recorded at cost and are evaluated for impairment based on the ultimate recoverability of the purchase price. The fair value of these securities is derived from a third-party proprietary model that is considered to be a level 3 input.
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
Payable to FDIC for loss share agreements. The fair value of the payable to FDIC for loss share agreements is determined by the projected cash flows based on expected payments to the FDIC in accordance with the loss share agreements. Cash flows are discounted to reflect the timing of the estimated amounts due to the FDIC. The inputs used in the fair value measurements for the payable to the FDIC are considered level 3 inputs. See Note S for more information on payable to FDIC.
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
Off-balance-sheet commitments and contingencies. Carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares’ financial position.

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of December 31, 2012, and 2011.

Estimated fair values of financial assets and financial liabilities are provided in the following table.

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$639,730	$639,730	$590,801	$590,801
Overnight investments	443,180	443,180	434,975	434,975
Investment securities available for sale	5,226,228	5,226,228	4,056,423	4,056,423
Investment securities held to maturity	1,342	1,448	1,822	1,980
Loans held for sale	86,333	87,654	92,539	93,235
Loans covered under loss share agreements, net of allowance for loan and lease losses	1,669,263	1,635,878	2,272,891	2,236,343
Loans and leases not covered under loss share agreements, net of allowance for loan and lease losses	11,397,069	11,238,597	11,400,754	11,312,900
Receivable from FDIC for loss share agreements	270,192	100,161	617,377	526,252
Income earned not collected	47,666	47,666	42,216	42,216
Stock issued by:
Federal Home Loan Bank of Atlanta	36,139	36,139	41,042	41,042
Federal Home Loan Bank of San Francisco	10,107	10,107	12,976	12,976
Federal Home Loan Bank of Seattle	4,410	4,410	4,490	4,490
Securities issued under the TARP program	40,768	40,793	—	—
Deposits	18,086,025	18,126,893	17,577,274	17,638,359
Short-term borrowings	568,505	568,505	615,222	615,222
Long-term obligations	444,921	472,642	687,599	719,999
Payable to FDIC for loss share agreements	101,641	125,065	77,866	90,070
Accrued interest payable	9,353	9,353	23,719	23,719
Interest rate swap	10,398	10,398	10,714	10,714

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of December 31, 2012, and 2011:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant nonobservable inputs (Level 3 inputs)
December 31, 2012
Assets measured at fair value
Investment securities available for sale:
U.S. Treasury	$823,632	$823,632	$—	$—
Government agency	3,055,204	3,055,204	—	—
Corporate bonds	820	820	—	—
Residential mortgage-backed securities	1,329,657	—	1,329,657	—
Equity securities	16,365	16,365	—	—
State, county, municipal	550	—	550	—
Total	$5,226,228	$3,896,021	$1,330,207	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$10,398	$—	$10,398	$—
December 31, 2011
Assets measured at fair value
Investment securities available for sale:
U.S. Treasury	$887,819	$887,819	$—	$—
Government agency	2,592,209	2,592,209	—	—
Corporate bonds	252,820	252,820	—	—
Residential mortgage-backed securities	307,221	—	307,221	—
Equity securities	15,313	15,313	—	—
State, county, municipal	1,041	—	1,041	—
Total	$4,056,423	$3,748,161	$308,262	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$10,714	$—	$10,714	$—

Prices for US Treasury securities, government agency securities, corporate bonds and equity securities are readily available in the active markets in which those securities are traded and the resulting fair values are shown in the ‘Level 1 input’ column. Prices for mortgage-backed securities and state, county and municipal securities are obtained using the fair values of similar assets and the resulting fair values are shown in the ‘Level 2 input’ column. There were no transfers between Level 1 and Level 2 inputs during the years ended December 31, 2012, and 2011.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

There were no financial instruments with fair values determined by reliance on significant nonobservable inputs during 2012 or 2011. No gains or losses were reported for the years ended December 31, 2012, and 2011 that relate to fair values estimated based on significant nonobservable inputs.

Certain assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are, therefore, carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. OREO is measured and reported at fair value using level 3 inputs for valuations based on nonobservable criteria. For assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of December 31, 2012, and 2011:

		Fair value measurements using:
Description	Fair value	Quoted prices in active markets for identical assets and liabilities (Level 1 inputs)	Quoted prices for similar assets and liabilities (Level 2 inputs)	Significant nonobservable inputs (Level 3 inputs)
December 31, 2012
Loans held for sale	$65,244	$—	$65,244	$—
Impaired loans not covered by loss share agreements	51,644	—	—	51,644
Other real estate owned not covered by loss share agreements	21,113	—	—	21,113
December 31, 2011
Loans held for sale	63,470	—	63,470	—
Impaired loans not covered by loss share agreements	128,365	—	—	128,365
Other real estate owned not covered by loss share agreements	14,905	—	—	14,905

The values of loans held for sale are based on prices observed for similar pools of loans. The values of impaired loans are determined by either the collateral value or by the discounted present value of expected cash flows. No covered loans are carried at fair value because all covered loans are accounted for as loans acquired with deteriorated credit quality under the expected cash flow model. No financial liabilities were carried at fair value on a nonrecurring basis as of December 31, 2012, and 2011.

The following table provides additional information regarding OREO for 2012 and 2011.

	Covered	Not covered	Total
Balance at January 1, 2011	$112,748	$52,842	$165,590
Acquired in FDIC-assisted transactions	36,303	—	36,303
Additions	138,280	38,612	176,892
Sales	(118,738)	(33,569)	(152,307)
Writedowns	(19,994)	(7,486)	(27,480)
Balance at December 31, 2011	148,599	50,399	198,998
Additions	105,059	35,586	140,645
Sales	(124,435)	(33,564)	(157,999)
Writedowns	(26,646)	(8,908)	(35,554)
Balance at December 31, 2012	$102,577	$43,513	$146,090

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

NOTE L - EMPLOYEE BENEFIT PLANS

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

Defined Benefit Pension Plan

Employees who were hired prior to April 1, 2007, and who qualify under length of service and other requirements may participate in a noncontributory defined benefit pension plan (Plan). Under the Plan, benefits are based on years of service and average earnings. The policy is to fund amounts approximating the maximum amount that is deductible for federal income tax purposes. BancShares made no contributions to the plan in 2012 or 2011, and does not anticipate any contribution during 2013.

Obligations and Funded Status

The following table provides the change in benefit obligation and plan assets and the funded status of the plan at December 31, 2012, and 2011.

	2012	2011
Change in Benefit Obligation
Benefit obligation at January 1	$493,648	$431,090
Service cost	14,241	13,265
Interest cost	23,711	23,810
Actuarial loss	64,540	38,946
Benefits paid	(15,202)	(13,463)
Benefit obligation at December 31	580,938	493,648
Change in Plan Assets
Fair value of plan assets at January 1	429,505	433,467
Actual return on plan assets	48,702	9,501
Employer contributions	—	—
Benefits paid	(15,202)	(13,463)
Fair value of plan assets at December 31	463,005	429,505
Funded status at December 31	$(117,933)	$(64,143)

The amounts recognized in the consolidated balance sheets as of December 31, 2012, and 2011 consist of:

	2012	2011
Other assets	$—	$—
Other liabilities	(117,933)	(64,144)
Net liability recognized	$(117,933)	$(64,144)

Amounts recognized in accumulated other comprehensive income at December 31, 2012, and 2011 consist of:

	2012	2011
Net loss	$157,147	$123,858
Less prior service cost	1,187	1,397
Accumulated other comprehensive loss, excluding income taxes	$158,334	$125,255

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Expected amortization amounts in 2013
Actuarial loss	$17,006
Prior service cost	210
Total	$17,216

The accumulated benefit obligation for the plan at December 31, 2012, and 2011 equaled $485,641 and $412,668, respectively. The Plan uses a measurement date of December 31.

The following table shows the components of periodic benefit cost related to the pension plan and changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2012, 2011, and 2010.

	2012	2011	2010
Service cost	$14,241	$13,265	$12,191
Interest cost	23,711	23,810	22,930
Expected return on assets	(28,478)	(29,184)	(29,274)
Amortization of prior service cost	210	210	210
Amortization of net actuarial loss	11,026	6,861	3,800
Total net periodic benefit cost	20,710	14,962	9,857
Current year actuarial gain (loss)	44,315	58,630	6,815
Amortization of actuarial gain (loss)	(11,026)	(6,861)	(3,800)
Amortization of prior service cost	(210)	(210)	(210)
Total recognized in other comprehensive income	33,079	51,559	2,805
Total recognized in net periodic benefit cost and other comprehensive income	$53,789	$66,521	$12,662

The assumptions used to determine the benefit obligations as of December 31, 2012, and 2011 are as follows:

	2012	2011
Discount rate	4.00%	4.75%
Rate of compensation increase	4.00	4.00

The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Discount rate	4.75%	5.50%	6.00%
Rate of compensation increase	4.00	4.50	4.50
Expected long-term return on plan assets	7.50	7.75	8.00

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

The estimated long-term rate of return on plan assets is used to calculate the value of plan assets over time. The methodology utilized to establish the estimated long-term rate of return on plan assets considers the actual return on plan assets for various time horizons since 1996 as a predictor of probable future returns. Historical returns are modified as appropriate by estimates of future market conditions that may positively or negatively affect estimated future returns. The return on plan

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

assets for the 15-year, 10-year and 5-year periods ended December 31, 2012, equaled 6.98 percent, 8.77 percent and 5.81 percent, respectively. Based on expectations of modest returns over the next several years, the assumed rate of return for 2012 was 7.50 percent, compared to 7.75 percent in 2011.

Plan Assets
BancShares' primary total return objective is to achieve returns that, over the long term, will fund retirement liabilities and provide for the desired plan benefits in a manner that satisfies the fiduciary requirements of the Employee Retirement Income Security Act. The plan assets have a long-term time horizon that runs concurrent with the average life expectancy of the participants. As such, the Plan can assume a time horizon that extends well beyond a full market cycle and can assume a reasonable level of risk. It is expected, however, that both professional investment management and sufficient portfolio diversification will smooth volatility and help to generate a reasonable consistency of return. The investments are broadly diversified among economic sector, industry, quality and size in order to reduce risk and to produce incremental return. Within approved guidelines and restrictions, the investment manager has discretion over the timing and selection of individual investments.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

The fair values of pension plan assets at December 31, 2012, and 2011 by asset category are as follows:

Asset Category	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
December 31, 2012
Cash and equivalents	$3,088	$3,088	$—	$—	0 - 1%	1%
Equity securities(a)					55 - 65%	63%
Consumer discretionary	27,314	27,314	—	—
Consumer staples	16,294	16,294	—	—
Energy	28,046	28,046	—	—
Information technology	38,570	38,570	—	—
Telecommunication	4,678	4,678	—	—
Financials	35,921	35,921	—	—
Utilities	6,043	6,043	—	—
Materials	9,950	9,950	—	—
Health care	30,661	30,661	—	—
Industrials	23,466	23,466	—	—
Rights to purchase securities	4,168	4,168	—	—
Mutual funds	68,415	68,415	—	—
Debt securities(b)					34 - 44%	36%
Bond funds	166,391	—	166,391	—
Total pension assets	$463,005	$296,614	$166,391	$—	100%	100%
December 31, 2011
Cash and equivalents	$5,002	$5,002	$—	$—	0 - 1%	1%
Equity securities(a)					55 - 65%	63%
Consumer discretionary	24,003	24,003	—	—
Consumer staples	15,257	15,257	—	—
Energy	27,857	27,857	—	—
Information technology	35,206	35,206	—	—
Telecommunication	4,888	4,888	—	—
Financials	31,185	31,185	—	—
Utilities	6,263	6,263	—	—
Materials	10,548	10,548	—	—
Health care	30,195	30,195	—	—
Industrials	21,451	21,451	—	—
Rights to purchase securities	3,724	3,724	—	—
Mutual funds	60,493	60,493	—	—
Debt securities(b)					34 - 44%	36%
Bond funds	153,433	—	153,432	—
Total pension assets	$429,505	$276,072	$153,432	$—	100%	100%

(a)	This category includes investments in equity securities of large, small and medium sized companies from various industries.

(b)	This category represents investment grade bonds from diverse industries.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Cash Flows

BancShares anticipates making no contributions to the pension plan during 2013. Following are estimated payments to pension plan participants in the indicated periods:

Projected Benefit Payments
2013	$16,781
2014	18,062
2015	19,679
2016	21,445
2017	23,238
2018-2022	141,253

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

At the end of 2007, current employees were given the option to continue to accrue additional years of service under the the defined benefit plan or to elect to join an enhanced 401(k) savings plan. Under the enhanced 401(k) savings plan, based on the employee’s contribution, BancShares matches up to 100 percent of the employee contribution. In addition to the employer match of the employee contributions, the enhanced 401(k) savings plan provides a guaranteed contribution to plan participants if they remain employed at the end of each calendar year. Employees who elected to enroll in the enhanced 401(k) savings plan discontinued the accrual of additional years of service under the defined benefit plan and became enrolled in the enhanced 401(k) savings plan effective January 1, 2008. Eligible employees hired after January 1, 2008, have the option to elect to participate in the enhanced 401(k) savings plan.

BancShares made participating contributions to both 401(k) plans totaling $14,131, $13,633 and $12,307 during 2012, 2011 and 2010, respectively.

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

The following table provides the accrued liability as of December 31, 2012, and 2011 and the changes in the accrued liability during the years then ended:

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	2012	2011
Present value of accrued liability as of January 1	$25,586	$23,027
Benefit expense	462	1,799
Benefits paid	(3,241)	(1,877)
Benefits forfeited	554	—
Interest cost	2,490	2,637
Present value of accrued liability as of December 31	$25,851	$25,586
Discount rate at December 31	4.00%	4.75%

NOTE M - NONINTEREST EXPENSE

Other noninterest expense for the years ended December 31, 2012, 2011, and 2010 included the following:

	2012	2011	2010
Cardholder and merchant processing	$45,129	$48,614	$46,765
Collection	25,591	23,237	20,485
Processing fees paid to third parties	14,454	16,336	13,327
Cardholder reward programs	4,325	11,780	11,624
Telecommunications	11,131	12,131	11,328
Advertising	3,897	7,957	8,301
Postage	6,799	7,365	6,848
Amortization of intangible assets	3,476	4,386	6,202
Legal	2,490	6,306	4,968
Other	62,519	66,824	57,632
Total other noninterest expense	$179,811	$204,936	$187,480

NOTE N - INCOME TAXES

At December 31, income tax expense consisted of the following:

	2012	2011	2010
Current tax expense
Federal	$85,875	$108,639	$127,025
State	9,212	23,101	24,868
Total current tax expense	95,087	131,740	151,893
Deferred tax benefit
Federal	(27,344)	(12,127)	(33,333)
State	(7,921)	(4,510)	(8,042)
Total deferred tax benefit	(35,265)	(16,637)	(41,375)
Total income tax expense	$59,822	$115,103	$110,518

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent to pretax income as a result of the following:

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

	2012	2011	2010
Income taxes at statutory rates	$67,959	$108,546	$106,247
Increase (reduction) in income taxes resulting from:
Nontaxable income on loans, leases and investments, net of nondeductible expenses	(1,309)	(1,481)	(1,571)
State and local income taxes, including change in valuation allowance, net of federal income tax benefit	839	12,084	10,937
Tax credits	(7,279)	(5,166)	(4,141)
Other, net	(388)	1,120	(954)
Total income tax expense	$59,822	$115,103	$110,518

The lower effective tax rates for 2012 result from recognition of a $6,449 income tax expense reduction resulting from the favorable outcome of state tax audits for the period 2008 through 2010, net of additional federal taxes.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

The net deferred tax asset included the following components at December 31:

	2012	2011
Allowance for loan and lease losses	$124,928	$105,788
Pension liability	46,178	25,112
Executive separation from service agreements	10,123	10,019
State operating loss carryforward	652	1,350
Unrealized loss on cash flow hedge	4,106	4,231
Other	19,465	17,638
Gross deferred tax asset	205,452	164,138
Less valuation allowance	—	73
Deferred tax asset	205,452	164,065
Accelerated depreciation	12,465	14,494
Lease financing activities	10,366	11,334
Net unrealized gains on securities included in accumulated other comprehensive loss	13,292	10,450
Net deferred loan fees and costs	3,714	3,420
Intangible asset	11,897	11,681
Gain on FDIC-assisted transactions, deferred for tax purposes	29,694	34,208
Other	5,373	5,079
Deferred tax liability	86,801	90,666
Net deferred tax asset	$118,651	$73,399

No valuation allowance was necessary as of December 31, 2012, to reduce BancShares’ gross state deferred tax asset to the amount that is more likely than not to be realized. A valuation allowance of $73 was recorded at December 31, 2011.

BancShares and its subsidiaries' federal income tax returns for 2009 through 2011 remain open for examination. Generally, the state jurisdictions in which BancShares files income tax returns are subject to examination for a period up to four years after returns are filed.

Under GAAP, the benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained based on its technical merit. The liability for unrecognized tax benefits was not material at December 31, 2012, and 2011, and changes in the liability were not material during 2012, 2011 and 2010. BancShares does not expect the liability for unrecognized tax benefits to change significantly during 2013. BancShares recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2012, 2011 and 2010 were not material.

NOTE O - TRANSACTIONS WITH RELATED PERSONS

BancShares and FCB have had, and expect to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (Related Persons).

For those identified as Related Persons as of December 31, 2012, the following table provides an analysis of changes in the loans outstanding during 2012:

Balance at January 1, 2012	$1,496
New loans	274
Repayments	459
Balance at December 31, 2012	$1,311

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Unfunded loan commitments available to Related Persons totaled $4,446 and $4,343 as of December 31, 2012, and 2011, respectively.

During 2012, BancShares purchased and retired 593,954 shares of Class B common stock from a shareholder and entities under the control of that shareholder. Until the time the shares were purchased, the shareholder served as a director of BancShares and FCB. The purchase of these shares was approved by the Board of Directors at a price approved by an independent committee of the Board.

BancShares provides processing and operational services to other financial institutions. Certain of these institutions are deemed to be Related Persons since significant shareholders of BancShares are also significant shareholders of the other banks. During 2012, 2011 and 2010, BancShares received $33,653, $34,536 and $33,654, respectively, for services rendered to these Related Persons. The amounts recorded from the largest individual institution totaled $22,793, $23,463 and $22,024 for 2012, 2011 and 2010, respectively.

Investment securities available for sale include an investment in a financial institution controlled by Related Persons. This investment had a carrying value of $16,069 and $14,777 at December 31, 2012, and 2011, respectively. The investment had a cost of $452 at December 31, 2012 and $508 at December 31, 2011.

NOTE P - DERIVATIVES

At December 31, 2012, BancShares had an interest rate swap (the 2011 Swap) that was designated as a cash flow hedge under GAAP. The notional amount of the interest rate swap was $93,500 at December 31, 2012, and 2011. The interest rate swap hedges interest payments through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above three-month LIBOR. As of December 31, 2012, and 2011, collateral with a fair value of $9,656 and $14,679, respectively, was pledged to secure the existing obligation under the interest rate swap. Settlement occurs quarterly.

During December 2011, an earlier swap (the 2009 Swap) was terminated following the settlement of $21,500 of the $115,000 notional amount following the purchase and retirement of a like amount of the underlying trust preferred capital securities. The 2009 Swap, which was intended to convert variable-rate exposure on outstanding debt to a fixed rate during the period July 2011 through June 2016, was designated as a cash flow hedge when it was initiated in 2009 and was fully effective until it was terminated in December 2011. As a result of this transaction a gain of $9,685 was recorded in noninterest income on the retirement of the underlying trust preferred securities and $2,824 in noninterest expense was recorded for termination of the 2009 swap. The remaining amount of accumulated other comprehensive loss relating to the terminated swap at the date of termination was $11,002 and is being recognized over the remaining term of the hedged interest payments.

An earlier interest rate swap (the 2006 Swap) hedged interest payments on $115,000 of trust preferred capital securities from July 2006 through June 2011. The 2006 Swap required fixed-rate payments by BancShares at 7.125 percent in exchange for variable-rate payments of 175 basis points above three-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities.

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

	December 31, 2012		December 31, 2011
	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
2011 interest rate swap hedging variable rate exposure on trust preferred securities 2011-2016	$93,500	$10,398	$93,500	$10,714
		$10,398		$10,714

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. The ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swaps have been fully effective since inception. Therefore, changes in the fair value of the interest rate swaps have had no impact on net income. For the years ended December 31, 2012, 2011, and 2010, BancShares recognized interest expense of $3,095, $4,577, and $5,869 respectively, resulting from the interest rate swaps, none of which relates to ineffectiveness. The estimated net amount in accumulated other comprehensive income at December 31, 2012, that is expected to be reclassified into earnings within the next 12 months is a net after-tax loss of $1,937.

The following table discloses activity in accumulated other comprehensive loss related to the interest rate swaps during the years ended December 31, 2012, 2011, and 2010.

	2012	2011	2010
Accumulated other comprehensive loss resulting from interest rate swaps as of January 1	$(10,714)	$(9,492)	$(5,367)
Other comprehensive income (loss) recognized during year ended December 31	316	(1,222)	(4,125)
Accumulated other comprehensive loss resulting from interest rate swaps as of December 31	$(10,398)	$(10,714)	$(9,492)

BancShares monitors the credit risk of the interest rate swap counterparty.

NOTE Q - GOODWILL AND INTANGIBLE ASSETS

There was no goodwill activity during 2012 and 2011. Goodwill totaled $102,625 at December 31, 2012, and 2011 with no impairment recorded during 2012, 2011 and 2010.

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

BancShares performs annual impairment tests as of July 31 each year. After the first step for 2012 and 2011, no further analysis was required as there was no indication of impairment.

The following information relates to other intangible assets, all of which are being amortized over their estimated useful lives:

	2012	2011
Balance, January 1	$7,032	$9,897
Intangible assets generated by FDIC-assisted transactions	—	1,521
Amortization	(3,476)	(4,386)
Balance, December 31	$3,556	$7,032

Intangible assets generated by FDIC-assisted transactions, which represent the estimated fair value of core deposits and other customer relationships that were acquired, are being amortized over a four-year life on an accelerated basis. The gross amount of other intangible assets and accumulated amortization as of December 31, 2012, and 2011 are:

	2012	2011
Gross balance	$18,966	$18,966
Accumulated amortization	(15,410)	(11,934)
Carrying value	$3,556	$7,032

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Based on current estimated useful lives and carrying values, BancShares anticipates amortization expense for intangible assets in subsequent periods will be:

2013	$2,308
2014	1,122
2015	126
$3,556

NOTE R - SHAREHOLDERS' EQUITY, DIVIDEND RESTRICTIONS AND OTHER REGULATORY MATTERS

Various regulatory agencies have established guidelines that evaluate capital adequacy based on risk-weighted adjusted assets. An additional capital computation evaluates tangible capital based on tangible assets. Minimum capital requirements currently set forth by the regulatory agencies require a tier 1 capital ratio of no less than 4 percent of risk-weighted assets, a total capital ratio of no less than 8 percent of risk-weighted assets, and a leverage capital ratio of no less than 3 percent of tangible assets. To meet the FDIC’s well-capitalized standards, the tier 1 and total capital ratios must be at least 6 percent and 10 percent, respectively, while the leverage ratio must equal 5 percent. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements.

Based on the most recent notifications from its regulators, FCB is well-capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2012, BancShares and FCB met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect FCB’s well-capitalized status.

Following is an analysis of capital ratios for BancShares and FCB as of December 31, 2012, and 2011:

	December 31, 2012			December 31, 2011
	Amount	Ratio	Requirement for Well-Capitalized	Amount	Ratio	Requirement for Well-Capitalized
BancShares
Tier 1 capital	$1,949,985	14.27%	6.00%	$2,072,610	15.41%	6.00%
Total capital	2,179,370	15.95	10.00	2,323,022	17.27	10.00
Leverage capital	1,949,985	9.22	5.00	2,072,610	9.90	5.00
FCB
Tier 1 capital	1,942,101	14.37	6.00	1,968,032	14.75	6.00
Total capital	2,163,034	16.00	10.00	2,211,235	16.57	10.00
Leverage capital	1,942,101	9.34	5.00	1,968,032	9.53	5.00

As of December 31, 2012, tier 1 capital and total capital for BancShares include $93,500 of outstanding trust preferred securities that currently qualify as capital. However, beginning in 2013 provisions of the Dodd-Frank Act disallow the inclusion of trust preferred securities in the capital ratio calculations. Beginning in 2013, one-third of the $93,500 currently included in tier 1 capital will be excluded from capital, with two-thirds eliminated in 2014, and the entire amount of trust preferred securities excluded beginning in 2015. Proforma elimination of all BancShares' trust preferred securities from December 31, 2012, capital would result in a proforma tier 1 leverage ratio of 8.78 percent, a proforma tier 1 risk-based ratio of 13.59 percent and a proforma total risk-based ratio of 15.27 percent. BancShares would continue to remain well-capitalized under current regulatory guidelines.

Tier 2 capital of BancShares and FCB includes qualifying subordinated debt that was issued in 2005 with a scheduled maturity date of June 1, 2015. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in tier 2 capital by 20 percent for each year until the debt matures. The amount of subordinated debt that qualifies as tier 2 capital totaled $50.0 million as of December 31, 2012, compared to $75.0 million at December 31, 2011. The amount of subordinated debt eligible to be included in tier 2 capital will decline

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

$25.0 million in the second quarter of 2013 to $25.0 million and the subordinated debt will be completely removed from tier 2 capital in the second quarter of 2014.

BancShares has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share.

During 2012, the Board of Directors granted authority to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, during the period from July 1, 2012 through June 30, 2013. That authority replaced similar plans approved by the Board during 2011 that were in effect during the twelve months preceding July 1, 2012. Pursuant to those plans, during 2012, BancShares purchased and retired an aggregate of 56,276 shares of Class A common stock and 100 shares of Class B common stock. Additionally, pursuant to separate authorizations, during 2012, BancShares purchased and retired 606,829 shares of Class B common stock in privately negotiated transactions, including purchases of 593,954 shares during December 2012 from a director and certain of her related interests which were approved by the independent Directors, after review and recommendation by a special committee of independent Directors. As of December 31, 2012, under existing plan that expires June 30, 2013, BancShares had the ability to purchase 43,724 and 24,900 shares of Class A and Class B common stock, respectively.

BancShares purchased 112,471 shares of Class A common stock and 37,863 shares of Class B common stock during 2011. BancShares did not issue or sell any Class A or Class B common stock during 2012 or 2011.

The Board of Directors of FCB may declare a dividend on a portion of its undivided profits as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, without prior regulatory approval. As of December 31, 2012, the amount was $1,382,080. However, to preserve its well-capitalized status, the maximum amount of the dividend was limited to $809,000. Dividends declared by FCB amounted to $179,588 in 2012, $82,812 in 2011 and $50,424 in 2010.

BancShares and FCB are subject to various requirements imposed by state and federal banking statutes and regulations, including regulations requiring the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of vault cash. For 2012, the requirements averaged $290,968.

NOTE S - COMMITMENTS AND CONTINGENCIES

In order to meet the financing needs of its customers, BancShares has financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit-risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment including cash deposits, securities and other assets. At December 31, 2012, and 2011, BancShares had unused commitments totaling $5,467,998 and $5,636,942, respectively.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At December 31, 2012, and 2011, BancShares had standby letters of credit amounting to $63,085 and $57,446, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients, and therefore, these letters of credit are collateralized when necessary.

Residential mortgage loans are sold with standard representations and warranties relating to documentation and underwriting requirements for the loans. If deficiencies are discovered at any point in the life of the loan, the investor may require BancShares to repurchase the loan. As of December 31, 2012, other liabilities included a reserve of $4,065 for estimated losses arising from the repurchase of loans under those provisions.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Residential mortgage loans sold with limited recourse liability represent guarantees to repurchase the loans or pay a fee in the event of nonperformance by the borrower. The recourse period is generally 120 days or less. At December 31, 2012, and 2011, BancShares has sold loans of approximately $205,888 and $207,963, respectively, for which the recourse period had not yet elapsed. Of these loans, $97,706 and $82,167 at December 31, 2012, and 2011, respectively, represent loans that would require repurchase in the event of nonperformance by the borrower. Any loans that are repurchased under the recourse obligation would carry the same credit risk as mortgage loans originated by the company and would be collateralized in the same manner.

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

The purchase and assumption agreements (Agreements) for four FDIC-assisted transactions include provisions related to contingent consideration, commonly known as "clawback liability", which may be owed to the FDIC at the termination of the Agreements. The FDIC clawback liability represents an estimated payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The FDIC clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to FDIC for loss share agreements. As of December 31, 2012, and 2011, the clawback liability was $101,641 and $77,866, respectively.

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
During February 2011, United Western Bank, United Western’s parent company, United Western Bancorp and five of their directors filed a complaint in the United States District Court for the District of Columbia against the FDIC, the OTS and others, claiming that the seizure of United Western by the OTS and the subsequent appointment of the FDIC as receiver was illegal. The complaint requested the court to direct the OTS to remove the FDIC as receiver, return control of United Western to the plaintiffs, reimburse the plaintiffs for their costs and attorney fees and to award plaintiffs other relief as may be just and equitable. Neither BancShares nor FCB were named in the complaint. The defendants filed motions to dismiss all claims against them and, during June 2011, the Court dismissed all claims by the holding company and the individual directors, and it dismissed United Western Bank’s claim against the FDIC. However, the Court denied the motion to dismiss United Western Bank’s claim against the OTS and its Acting Director, which permits that claim to proceed. In July 2011, following passage of the Dodd-Frank Act, the OCC and the Acting Comptroller were substituted for the OTS and its Acting Director as the only defendants. On November 20, 2012, the court heard Motions for Summary Judgment filed by each side and took them under advisement. It is unclear what impact, if any, the litigation will have on FCB or the assets acquired in the United Western transaction.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

NOTE T - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included the following as of December 31, 2012, and 2011:

	December 31, 2012			December 31, 2011
	Accumulated other comprehensive income (loss)	Deferred tax liability (asset)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax liability (asset)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains on investment securities available for sale	$33,809	$13,292	$20,517	$26,565	$10,450	$16,115
Funded status of defined benefit plan	(158,334)	(62,003)	(96,331)	(125,255)	(49,049)	(76,206)
Unrealized loss on cash flow hedge	(10,398)	(4,106)	(6,292)	(10,714)	(4,231)	(6,483)
Total	$(134,923)	$(52,817)	$(82,106)	$(109,404)	$(42,830)	$(66,574)
NOTE U - SUBSEQUENT EVENT

During the first quarter of 2013, BancShares executed an agreement to sell and assign its rights and most of its obligations under various service agreements with certain client banks, some of which are Related Persons, to a third party. The transaction will result in the elimination of several positions that supported the affected functions as well as certain investments in software and equipment. A pre-tax gain of approximately $5.0 million (unaudited) is expected to be recognized during the first quarter of 2013.

NOTE V - PARENT COMPANY FINANCIAL STATEMENTS

Parent Company
Condensed Balance Sheets
December 31, 2012, and 2011

	2012	2011
Assets
Cash	$2,131	$10,765
Investment securities	237,765	235,617
Investment in subsidiaries	1,969,600	2,031,229
Due from subsidiaries	78,512	120,836
Other assets	83,283	114,852
Total assets	$2,371,291	$2,513,299
Liabilities and Shareholders’ Equity
Short-term borrowings	$399,047	$375,396
Long-term obligations	96,392	251,697
Other liabilities	11,845	25,078
Shareholders’ equity	1,864,007	1,861,128
Total liabilities and shareholders’ equity	$2,371,291	$2,513,299

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Parent Company
Condensed Income Statements
For the Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Interest income	$1,353	$1,345	$1,524
Interest expense	15,435	21,512	22,633
Net interest loss	(14,082)	(20,167)	(21,109)
Dividends from subsidiaries	179,588	82,812	50,424
Other income (loss)	2,843	9,699	(314)
Other operating expense	6,384	5,298	2,343
Income before income tax benefit and equity in undistributed net income of subsidiaries	161,965	67,046	26,658
Income tax benefit	(8,417)	(5,531)	(8,343)
Income before equity in undistributed net income of subsidiaries	170,382	72,577	35,001
(Excess distributions) equity in undistributed net income of subsidiaries	(36,034)	122,451	158,043
Net income	$134,348	$195,028	$193,044

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands)

Parent Company
Condensed Statements of Cash Flows
Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
OPERATING ACTIVITIES
Net income	$134,348	$195,028	$193,044
Adjustments
Excess distributions (undistributed) net income of subsidiaries	36,034	(122,451)	(158,043)
Net amortization of premiums and discounts	439	203	(113)
Gain on retirement of long term obligations	—	(9,685)	—
Securities (gains) losses	(2,274)	(62)	(44)
Other than temporary impairment on securities	45	26	421
Change in other assets	30,761	(20,951)	(30,443)
Change in other liabilities	(10,148)	(1,925)	1,409
Net cash provided by operating activities	189,205	40,183	6,231
INVESTING ACTIVITIES
Net change in due from subsidiaries	42,323	146,463	59,249
Purchases of investment securities	(111,409)	(220,387)	(75,180)
Proceeds from sales, calls, and maturities of securities	112,625	75,151	65,991
Investment in subsidiaries	9,298	—	(14,000)
Net cash provided by investing activities	52,837	1,227	36,060
FINANCING ACTIVITIES
Net change in short-term borrowings	23,651	4,046	(24,227)
Retirement of long-term obligations	(155,305)	(11,815)	—
Repurchase of common stock	(103,624)	(24,387)	—
Cash dividends paid	(15,398)	(12,499)	(12,521)
Net cash used by financing activities	(250,676)	(44,655)	(36,748)
Net change in cash	(8,634)	(3,245)	5,543
Cash balance at beginning of year	10,765	14,010	8,467
Cash balance at end of year	$2,131	$10,765	$14,010
Cash payments for
Interest	$25,574	$20,677	$22,003
Income taxes	66,453	91,465	187,183

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2013

FIRST CITIZENS BANCSHARES, INC. (Registrant)
/S/ FRANK B. HOLDING, JR.
Frank B. Holding, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on March 1, 2013.

Signature	Title	Date

/s/ FRANK B. HOLDING, JR. Frank B. Holding, Jr.	Chairman and Chief Executive Officer	March 1, 2013

/s/ FRANK B. HOLDING * Frank B. Holding	Executive Vice Chairman	March 1, 2013

/S/ KENNETH A. BLACK Kenneth A. Black	Vice President, Treasurer, and Chief Financial Officer (principal financial and accounting officer)	March 1, 2013

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	March 1, 2013

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	March 1, 2013

/s/ HOPE HOLDING CONNELL * Hope Holding Connell	Director	March 1, 2013

/s/ HUBERT M. CRAIG, III * Hubert M. Craig, III	Director	March 1, 2013

Signature	Title	Date

/s/ H. LEE DURHAM, JR. * H. Lee Durham, Jr.	Director	March 1, 2013

/s/ DANIEL L. HEAVNER * Daniel L. Heavner	Director	March 1, 2013

/s/ LUCIUS S. JONES * Lucius S. Jones	Director	March 1, 2013

/s/ ROBERT E. MASON, IV * Robert E. Mason, IV	Director	March 1, 2013

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	March 1, 2013

/s/ JAMES M. PARKER * James M. Parker	Director	March 1, 2013

/s/ RALPH K. SHELTON * Ralph K. Shelton	Director	March 1, 2013

*
Kenneth A. Black hereby signs this Annual Report on Form 10-K on March 1, 2013, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

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

21	Subsidiaries of the Registrant (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
99.1	Proxy Statement for Registrant’s 2013 Annual Meeting (separately filed)
*101.INS	XBRL Instance Document (filed herewith)
*101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	XBRL Taxonomy Definition Linkbase (filed herewith)

*	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO
KATHY A. KLOTZBERGER, CORPORATE SECRETARY OF FIRST CITIZENS BANCSHARES, INC.