Form 10-Q
period 2013-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2013-05-09
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013
or

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Class A Common Stock—$1 Par Value—8,586,058 shares
Class B Common Stock—$1 Par Value—1,032,883 shares
(Number of shares outstanding, by class, as of May 9, 2013)

Part 1

Item 1.	Financial Statements (Unaudited)

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31* 2013	December 31# 2012	March 31* 2012
	(thousands, except share data)
Assets
Cash and due from banks	$460,217	$639,730	$552,663
Overnight investments	954,232	443,180	752,334
Investment securities available for sale	5,279,678	5,226,228	4,457,739
Investment securities held to maturity	1,229	1,342	1,688
Loans held for sale	86,351	86,333	73,457
Loans and leases:
Covered under loss share agreements	1,621,327	1,809,235	2,183,869
Not covered under loss share agreements	11,509,080	11,576,115	11,489,529
Less allowance for loan and lease losses	273,019	319,018	272,500
Net loans and leases	12,857,388	13,066,332	13,400,898
Premises and equipment	872,045	882,768	864,466
Other real estate owned:
Covered under loss share agreements	101,901	102,577	142,418
Not covered under loss share agreements	44,828	43,513	48,092
Income earned not collected	47,255	47,666	52,406
Receivable from FDIC for loss share agreements	195,942	270,192	492,384
Goodwill	102,625	102,625	102,625
Other intangible assets	2,884	3,556	6,076
Other assets	344,437	367,610	278,415
Total assets	$21,351,012	$21,283,652	$21,225,661
Liabilities
Deposits:
Noninterest-bearing	$4,915,038	$4,885,700	$4,572,300
Interest-bearing	13,149,883	13,200,325	13,187,192
Total deposits	18,064,921	18,086,025	17,759,492
Short-term borrowings	573,102	568,505	677,993
Long-term obligations	444,252	444,921	649,818
Payable to FDIC for loss share agreements	98,870	101,641	82,033
Other liabilities	251,286	218,553	164,202
Total liabilities	19,432,431	19,419,645	19,333,538
Shareholders’ Equity
Common stock:
Class A - $1 par value (11,000,000 shares authorized; 8,586,058 shares issued and outstanding at March 31, 2013; 8,588,031 shares issued and outstanding at December 31, 2012; 8,644,307 shares issued and outstanding at March 31, 2012)	8,586	8,588	8,644
Class B - $1 par value (2,000,000 shares authorized; 1,032,883 shares issued and outstanding at March 31, 2013; 1,032,883 shares issued and outstanding at December 31, 2012; 1,631,424 shares issued and outstanding at March 31, 2012)	1,033	1,033	1,631
Surplus	143,766	143,766	143,766
Retained earnings	1,845,101	1,792,726	1,804,498
Accumulated other comprehensive loss, net	(79,905)	(82,106)	(66,416)
Total shareholders’ equity	1,918,581	1,864,007	1,892,123
Total liabilities and shareholders’ equity	$21,351,012	$21,283,652	$21,225,661
 * Unaudited
# Derived from 2012 Annual Report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended March 31
	2013	2012
	(thousands, except share and per share data, unaudited)
Interest income
Loans and leases	$211,763	$238,137
Investment securities:
U. S. Treasury	496	739
Government agency	3,326	4,332
Residential mortgage-backed securities	4,579	1,889
Corporate bonds	—	1,199
State, county and municipal	6	12
Other	77	131
Total investment securities interest and dividend income	8,484	8,302
Overnight investments	357	313
Total interest income	220,604	246,752
Interest expense
Deposits	10,313	16,472
Short-term borrowings	704	1,391
Long-term obligations	4,705	7,937
Total interest expense	15,722	25,800
Net interest income	204,882	220,952
Provision for loan and lease losses	(18,606)	30,715
Net interest income after provision for loan and lease losses	223,488	190,237
Noninterest income
Cardholder and merchant services	23,557	22,450
Service charges on deposit accounts	14,999	14,846
Wealth management services	14,515	13,755
Fees from processing services	5,619	8,562
Securities gains (losses)	58	(45)
Other service charges and fees	3,766	3,441
Mortgage income	3,788	2,924
Insurance commissions	2,980	2,756
ATM income	1,168	1,455
Adjustment for FDIC receivable for loss share agreements	(24,053)	(26,796)
Other	11,116	3,595
Total noninterest income	57,513	46,943
Noninterest expense
Salaries and wages	76,119	75,684
Employee benefits	25,019	20,249
Occupancy expense	18,809	18,607
Equipment expense	18,946	18,166
FDIC insurance expense	2,666	3,057
Foreclosure-related expenses	4,305	4,590
Other	48,491	42,978
Total noninterest expense	194,355	183,331
Income before income taxes	86,646	53,849
Income taxes	31,061	18,354
Net income	$55,585	$35,495
Average shares outstanding	9,618,985	10,283,842
Net income per share	$5.78	$3.45

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended March 31
	2013	2012
	(thousands, unaudited)
Net income	$55,585	$35,495

Other comprehensive income
Unrealized gains on securities:
Change in unrealized securities gains arising during period	(1,418)	(2,898)
Deferred tax benefit	542	1,123
Reclassification adjustment for gains included in income before income taxes	(58)	—
Deferred tax expense	23	—
Total change in unrealized gains on securities, net of tax	(911)	(1,775)

Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	2	(359)
Deferred tax expense	(1)	141
Reclassification adjustment for gains included in income before income taxes	813	749
Deferred tax benefit	(321)	(296)
Total change in unrecognized loss on cash flow hedges, net of tax	493	235

Change in pension obligation:
Reclassification adjustment for gains included in income before income taxes	4,304	2,790
Deferred tax expense	(1,685)	(1,092)
Total change in pension obligation, net of tax	2,619	1,698

Other comprehensive income	2,201	158

Total comprehensive income	$57,786	$35,653

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(thousands, except share data, unaudited)
Balance at December 31, 2011	$8,644	$1,640	$143,766	$1,773,652	$(66,574)	$1,861,128
Net income	—	—	—	35,495	—	35,495
Other comprehensive income, net of tax	—	—	—	—	158	158
Repurchase of 8,388 shares of Class B common stock	—	(9)	—	(1,564)	—	(1,573)
Cash dividends ($0.30 per share)	—	—	—	(3,085)	—	(3,085)
Balance at March 31, 2012	$8,644	$1,631	$143,766	$1,804,498	$(66,416)	$1,892,123
Balance at December 31, 2012	$8,588	$1,033	$143,766	$1,792,726	$(82,106)	$1,864,007
Net income	—	—	—	55,585	—	55,585
Other comprehensive income, net of tax	—	—	—	—	2,201	2,201
Repurchase of 1,973 shares of Class A common stock	(2)	—	—	(319)	—	(321)
Cash dividends ($0.30 per share)	—	—	—	(2,891)	—	(2,891)
Balance at March 31, 2013	$8,586	$1,033	$143,766	$1,845,101	$(79,905)	$1,918,581
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three months ended March 31
	2013	2012
	(thousands, unaudited)
OPERATING ACTIVITIES
Net income	$55,585	$35,495
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	(18,606)	30,715
Deferred tax (benefit) expense	7,733	(5,692)
Change in current taxes payable	31,625	22,857
Depreciation	17,994	16,620
Change in accrued interest payable	(2,700)	(2,233)
Change in income earned not collected	411	(10,190)
Gain on sale of processing services, net	(4,085)	—
Securities losses (gains)	(58)	45
Origination of loans held for sale	(117,981)	(135,897)
Proceeds from sale of loans held for sale	121,523	158,391
Gain on sale of loans	(3,560)	(3,412)
Loss on sale of other real estate	1,350	1,495
Net amortization of premiums and discounts	(47,236)	(35,480)
FDIC receivable for loss share agreements	5,619	(18,274)
Net change in other assets	(6,980)	23,564
Net change in other liabilities	32,662	6,487
Net cash provided by operating activities	73,296	84,491
INVESTING ACTIVITIES
Net change in loans outstanding	269,428	277,719
Purchases of investment securities available for sale	(736,923)	(1,681,584)
Proceeds from maturities of investment securities held to maturity	113	134
Proceeds from maturities of investment securities available for sale	674,606	1,275,014
Proceeds from sales of investment securities available for sale	1,582	—
Net change in overnight investments	(511,052)	(317,359)
Cash received from the FDIC for loss share agreements	42,519	123,204
Proceeds from sale of other real estate	36,019	23,853
Additions to premises and equipment	(8,713)	(26,610)
Net cash used by investing activities	(232,421)	(325,629)
FINANCING ACTIVITIES
Net change in time deposits	(195,381)	(306,338)
Net change in demand and other interest-bearing deposits	174,277	488,556
Net change in short-term borrowings	4,597	62,771
Repayment of long-term obligations	(669)	(37,781)
Repurchase of common stock	(321)	(1,573)
Cash dividends paid	(2,891)	(3,085)
Net cash provided (used) by financing activities	(20,388)	202,550
Change in cash and due from banks	(179,513)	(38,588)
Cash and due from banks at beginning of period	639,730	590,801
Cash and due from banks at end of period	$460,217	$552,213
CASH PAYMENTS FOR:
Interest	$18,422	$28,033
Income taxes	3,364	84
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized securities gains (losses)	$(1,476)	$(2,898)
Change in fair value of cash flow hedge	815	389
Change in pension obligation	4,304	2,790
Transfers of loans to other real estate	38,008	26,840

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

General

These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The information contained in the financial statements and footnotes included in BancShares Annual Report on Form 10-K for the year ended December 31, 2012, should be referred to in connection with these unaudited interim consolidated financial statements.

BancShares evaluates all subsequent events prior to filing this Form 10-Q.

Reclassifications

In certain instances, amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported cash flows, shareholders' equity or net income.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and different assumptions in the application of these policies could result in material changes in BancShares' consolidated financial position and/or consolidated results of operations and related disclosures. Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan and lease losses, determination of fair value for financial instruments, other real estate owned (OREO), cash flow estimates on acquired loans receivable and payable from/to FDIC for loss share agreements, purchase accounting related adjustments, and income tax assets, liabilities, and expense.

Goodwill Impairment

Annual impairment tests are conducted as of July 31 each year. Based on the third quarter 2012 impairment test, management concluded there was no impairment of goodwill. In addition to the annual testing requirement, impairment tests are performed for various other events including significant adverse changes in the business climate, considering various qualitative and quantitative factors to determine whether impairment exists.

Recent Accounting and Regulatory Pronouncements

Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU ) 2013-01, “Balance Sheet”

This ASU's objective is to clarify that the scope of ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to a master netting arrangement or similar agreement.

BancShares is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The effective date is the same as the effective date of Update 2011-11. BancShares has adopted the methodologies prescribed by this ASU by the date required, and the ASU did not have a material effect on its financial position or results of operations.

FASB ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”

This ASU requires BancShares to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, BancShares is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.

For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. BancShares has adopted the methodologies prescribed by this ASU by the date required, and the ASU did not have a material effect on its financial position or results of operations. BancShares has included the required disclosures in Note L.

FASB ASU 2013-04, “Liabilities”

This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP.

The guidance requires BancShares to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.

The amendments in this update are effective for fiscal years beginning after December 31, 2013. Early adoption is permitted. BancShares will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Note B
Investments
The aggregate values of investment securities at March 31, 2013, December 31, 2012, and March 31, 2012, along with unrealized gains and losses determined on an individual security basis are as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
March 31, 2013
U. S. Treasury	$749,284	$474	$1	$749,757
Government agency	3,147,363	2,952	274	3,150,041
Residential mortgage-backed securities	1,348,765	10,849	1,512	1,358,102
Equity securities	543	19,860	—	20,403
State, county and municipal	546	1	—	547
Other	844	1	17	828
Total investment securities available for sale	$5,247,345	$34,137	$1,804	$5,279,678
December 31, 2012
U. S. Treasury	$823,241	$403	$12	$823,632
Government agency	3,052,040	3,501	337	3,055,204
Residential mortgage-backed securities	1,315,211	14,787	341	1,329,657
Equity securities	543	15,822	—	16,365
State, county and municipal	546	4	—	550
Other	838	—	18	820
Total investment securities available for sale	$5,192,419	$34,517	$708	$5,226,228
March 31, 2012
U. S. Treasury	$1,065,035	$306	$305	$1,065,036
Government agency	2,859,197	1,228	5,040	2,855,385
Corporate bonds	225,214	1,214	—	226,428
Residential mortgage-backed securities	282,706	8,393	191	290,908
Equity securities	894	18,049	—	18,943
State, county and municipal	1,026	14	1	1,039
Total investment securities available for sale	$4,434,072	$29,204	$5,537	$4,457,739
Investment securities held to maturity
March 31, 2013
Residential mortgage-backed securities	$1,229	$120	$27	$1,322
December 31, 2012
Residential mortgage-backed securities	$1,342	$133	$27	$1,448
March 31, 2012
Residential mortgage-backed securities	$1,688	$183	$27	$1,844

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

	March 31, 2013		December 31, 2012		March 31, 2012
	Cost	Fair value	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Maturing in:
One year or less	$2,350,896	$2,352,328	$2,288,556	$2,289,859	$2,750,247	$2,748,710
One through five years	2,233,407	2,237,530	2,323,222	2,329,207	1,469,876	1,469,236
Five through 10 years	181,370	182,281	194,398	196,371	67,229	67,683
Over 10 years	481,129	487,136	385,700	394,426	145,826	153,167
Equity securities	543	20,403	543	16,365	894	18,943
Total investment securities available for sale	$5,247,345	$5,279,678	$5,192,419	$5,226,228	$4,434,072	$4,457,739
Investment securities held to maturity
Maturing in:
One through five years	$1,132	$1,188	$1,242	$1,309	$379	$393
Five through 10 years	18	10	18	11	1,201	1,306
Over 10 years	79	124	82	128	108	145
Total investment securities held to maturity	$1,229	$1,322	$1,342	$1,448	$1,688	$1,844
For each period presented, securities gains (losses) include the following:

	Three months ended March 31
	2013	2012
Gross gains on sales of investment securities available for sale	$58	$—
Gross losses on sales of investment securities available for sale	—	—
Other than temporary impairment loss on equity securities	—	(45)
Total securities gains (losses)	$58	$(45)

The following table provides information regarding securities with unrealized losses as of March 31, 2013, December 31, 2012, and March 31, 2012:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
Investment securities available for sale:
U. S. Treasury	$25,060	$1	$—	$—	$25,060	$1
Government agency	548,618	274	—	—	548,618	274
Residential mortgage-backed securities	349,746	1,379	10,089	133	359,835	1,512
Other	828	17	—	—	828	17
Total	$924,252	$1,671	$10,089	$133	$934,341	$1,804
Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$16	$27	$16	$27
December 31, 2012
Investment securities available for sale:
U. S. Treasury	$120,045	$12	$—	$—	$120,045	$12
Government agency	407,498	337	—	—	407,498	337
Residential mortgage-backed securities	135,880	214	9,433	127	145,313	341
Other	820	18	—	—	820	18
Total	$664,243	$581	$9,433	$127	$673,676	$708
Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$17	$27	$17	$27
March 31, 2012
Investment securities available for sale:
U.S. Treasury	$579,673	$305	$—	$—	$579,673	$305
Government agency	2,143,742	5,040	—	—	2,143,742	5,040
Residential mortgage-backed securities	28,595	156	1,113	35	29,708	191
State, county and municipal	127	1	10	—	137	1
Total	$2,752,137	$5,502	$1,123	$35	$2,753,260	$5,537
Investment securities held to maturity:
Residential mortgage-backed securities	$—	$—	$20	$27	$20	$27
Investment securities with an aggregate fair value of $10,105 have had continuous unrealized losses for more than 12 months as of March 31, 2013, with an aggregate unrealized loss of $160. These 30 investments are residential mortgage-backed securities. None of the unrealized losses identified as of March 31, 2013, December 31, 2012, or March 31, 2012, relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.

Investment securities having an aggregate carrying value of $2,558,079 at March 31, 2013, $2,351,072 at December 31, 2012, and $2,540,463 at March 31, 2012, were pledged as collateral to secure public funds on deposit to secure certain short-term borrowings and for other purposes as required by law.

Note C
Loans and Leases
Loans and leases outstanding include the following as of the dates indicated:

	March 31, 2013	December 31, 2012	March 31, 2012
Covered loans	$1,621,327	$1,809,235	$2,183,869
Noncovered loans and leases:
Commercial:
Construction and land development	300,497	309,190	346,557
Commercial mortgage	5,352,594	5,341,839	5,127,948
Other commercial real estate	176,456	160,980	150,316
Commercial and industrial	1,662,124	1,726,126	1,739,724
Lease financing	336,329	330,679	315,704
Other	194,186	125,681	149,792
Total commercial loans	8,022,186	7,994,495	7,830,041
Noncommercial:
Residential mortgage	834,879	822,889	793,612
Revolving mortgage	2,150,800	2,210,133	2,282,138
Construction and land development	115,628	131,992	132,677
Consumer	385,587	416,606	451,061
Total noncommercial loans	3,486,894	3,581,620	3,659,488
Total noncovered loans and leases	11,509,080	11,576,115	11,489,529
Total loans and leases	$13,130,407	$13,385,350	$13,673,398

	March 31, 2013			December 31, 2012			March 31, 2012
	Impaired at acquisition date	All other covered loans	Total	Impaired at acquisition date	All other covered loans	Total	Impaired at acquisition date	All other covered loans	Total
Covered loans:
Commercial:
Construction and land development	$53,209	$151,315	$204,524	$71,225	$166,681	$237,906	$100,736	$209,865	$310,601
Commercial mortgage	101,397	847,055	948,452	107,281	947,192	1,054,473	122,876	1,072,665	1,195,541
Other commercial real estate	30,191	63,041	93,232	35,369	71,750	107,119	31,727	113,251	144,978
Commercial and industrial	6,149	39,544	45,693	3,932	45,531	49,463	17,397	75,864	93,261
Lease financing	—	—	—	—	—	—	—	45	45
Other	—	1,042	1,042	—	1,074	1,074	—	1,283	1,283
Total commercial loans	190,946	1,101,997	1,292,943	217,807	1,232,228	1,450,035	272,736	1,472,973	1,745,709
Noncommercial:
Residential mortgage	43,924	235,073	278,997	48,077	249,849	297,926	46,905	251,633	298,538
Revolving mortgage	9,788	27,351	37,139	9,606	29,104	38,710	14,125	35,891	50,016
Construction and land development	10,609	415	11,024	15,136	5,657	20,793	56,722	28,833	85,555
Consumer	—	1,224	1,224	—	1,771	1,771	1,453	2,598	4,051
Total noncommercial loans	64,321	264,063	328,384	72,819	286,381	359,200	119,205	318,955	438,160
Total covered loans	$255,267	$1,366,060	$1,621,327	$290,626	$1,518,609	$1,809,235	$391,941	$1,791,928	$2,183,869

At March 31, 2013, $2,522,055 in noncovered loans were pledged to secure debt obligations, compared to $2,570,773 at December 31, 2012, and $2,398,476 at March 31, 2012.

Credit quality indicators

Loans and leases are monitored for credit quality on a recurring basis. The credit quality indicators used are dependent on the portfolio segment to which the loan relates. Commercial loans and leases, noncommercial loans and leases, and covered loans have different credit quality indicators as a result of the methods used to monitor each of these loan segments.

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

Substandard – A substandard asset is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Assets classified as substandard generally have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These assets are characterized by the distinct possibility of loss if the deficiencies are not corrected.

Doubtful – An asset classified as doubtful has all the weaknesses inherent in an asset classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions and values.

Loss – Assets classified as loss are considered uncollectible and of such little value that it is inappropriate to be carried as an asset. This classification is not necessarily equivalent to no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be effected in the future.

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of noncovered, ungraded loans at March 31, 2013, relate to business credit cards and tobacco buyout loans classified as commercial and industrial loans. Business credit card loans with an outstanding balance of $78,041 at March 31, 2013, are subject to automatic charge off when they become 120 days past due in the same manner as unsecured consumer lines of credit. Tobacco buyout loans with an outstanding balance of $21,304 at March 31, 2013, are secured by assignments of receivables made pursuant to the Fair and Equitable Tobacco Reform Act of 2004. The credit risk associated with these loans is considered low as the payments that began in 2005 and continue through 2014 are made by the Commodity Credit Corporation, which is part of the United States Department of Agriculture.

The credit quality indicators for noncovered, noncommercial loans are based on the delinquency status of the borrower. As the borrower becomes more delinquent, the likelihood of loss increases.

The composition of the loans and leases outstanding at March 31, 2013, December 31, 2012, and March 31, 2012, by credit quality indicator is provided below:

	Commercial noncovered loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total commercial noncovered loans and leases
March 31, 2013
Pass	$274,917	$5,050,073	$168,885	$1,519,890	$332,790	$192,489	$7,539,044
Special mention	13,878	149,904	1,771	15,121	1,084	1,391	183,149
Substandard	11,501	139,262	5,158	24,176	1,689	17	181,803
Doubtful	73	9,600	98	1,252	728	—	11,751
Ungraded	128	3,755	544	101,685	38	289	106,439
Total	$300,497	$5,352,594	$176,456	$1,662,124	$336,329	$194,186	$8,022,186
December 31, 2012
Pass	$274,480	$5,018,677	$151,549	$1,564,862	$325,626	$124,083	$7,459,277
Special mention	14,666	161,789	2,812	18,368	1,601	837	200,073
Substandard	18,761	145,980	5,038	24,059	1,663	756	196,257
Doubtful	952	12,822	98	1,693	771	—	16,336
Ungraded	331	2,571	1,483	117,144	1,018	5	122,552
Total	$309,190	$5,341,839	$160,980	$1,726,126	$330,679	$125,681	$7,994,495
March 31, 2012
Pass	$303,018	$4,744,063	$136,776	$1,554,112	$309,681	$147,767	$7,195,417
Special mention	20,097	243,495	6,805	35,497	3,336	2,018	311,248
Substandard	21,297	130,815	6,068	27,057	2,453	—	187,690
Doubtful	1,821	6,588	365	1,676	—	—	10,450
Ungraded	324	2,987	302	121,382	234	7	125,236
Total	$346,557	$5,127,948	$150,316	$1,739,724	$315,704	$149,792	$7,830,041

	Noncommercial noncovered loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total noncommercial noncovered loans
March 31, 2013
Current	$802,439	$2,130,189	$114,077	$381,769	$3,428,474
30-59 days past due	19,663	14,022	217	1,815	35,717
60-89 days past due	789	2,998	63	968	4,818
90 days or greater past due	11,988	3,591	1,271	1,035	17,885
Total	$834,879	$2,150,800	$115,628	$385,587	$3,486,894
December 31, 2012
Current	$786,626	$2,190,186	$128,764	409,218	$3,514,794
30-59 days past due	15,711	12,868	1,941	4,405	34,925
60-89 days past due	7,559	3,200	490	1,705	12,954
90 days or greater past due	12,993	3,879	797	1,278	18,947
Total	$822,889	$2,210,133	$131,992	$416,606	$3,581,620
March 31, 2012
Current	$763,411	$2,274,091	$130,561	$446,421	$3,614,484
30-59 days past due	14,001	2,349	808	1,885	19,043
60-89 days past due	2,812	1,212	446	1,028	5,498
90 days or greater past due	13,388	4,486	862	1,727	20,463
Total	$793,612	$2,282,138	$132,677	$451,061	$3,659,488

	Covered loans
Grade:	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Residential mortgage	Revolving mortgage	Construction and land development noncommercial	Consumer and other	Total covered loans
March 31, 2013
Pass	$11,396	$343,535	$31,031	$17,131	$—	$163,937	$27,657	$262	$1,492	$596,441
Special mention	25,886	233,026	12,832	10,822	—	14,687	1,926	—	30	299,209
Substandard	94,938	298,647	37,862	12,060	—	75,082	7,556	9,326	240	535,711
Doubtful	69,782	72,572	11,507	5,366	—	3,255	—	1,436	—	163,918
Ungraded	2,522	672	—	314	—	22,036	—	—	504	26,048
Total	$204,524	$948,452	$93,232	$45,693	$—	$278,997	$37,139	$11,024	$2,266	$1,621,327
December 31, 2012
Pass	$17,010	$376,974	$33,570	$19,451	$—	$172,165	$29,540	$334	$1,617	$650,661
Special mention	25,734	259,264	17,518	12,465	—	14,863	1,736	—	34	331,614
Substandard	105,061	344,542	44,335	14,698	—	83,193	7,434	17,190	239	616,692
Doubtful	87,445	73,016	11,696	2,757	—	4,268	—	3,269	117	182,568
Ungraded	2,656	677	—	92	—	23,437	—	—	838	27,700
Total	$237,906	$1,054,473	$107,119	$49,463	$—	$297,926	$38,710	$20,793	$2,845	$1,809,235
March 31, 2012
Pass	$31,445	$392,233	$56,689	$31,768	$45	$173,640	$35,684	$7,020	$2,478	$731,002
Special mention	89,243	335,020	26,736	21,376	—	18,054	802	14,263	546	506,040
Substandard	86,750	382,134	51,918	24,905	—	70,545	11,153	53,919	1,082	682,406
Doubtful	99,747	85,993	9,635	15,212	—	9,934	2,377	10,353	816	234,067
Ungraded	3,416	161	—	—	—	26,365	—	—	412	30,354
Total	$310,601	$1,195,541	$144,978	$93,261	$45	$298,538	$50,016	$85,555	$5,334	$2,183,869

The aging of the outstanding loans and leases, by class, at March 31, 2013, December 31, 2012, and March 31, 2012, (excluding loans and leases acquired with deteriorated credit quality) is provided in the table below. The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current due to various grace periods that allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
March 31, 2013
Noncovered loans and leases:
Construction and land development - commercial	$782	$7,943	$1,082	$9,807	$290,690	$300,497
Commercial mortgage	19,321	5,873	17,300	42,494	5,310,100	5,352,594
Other commercial real estate	346	503	1,282	2,131	174,325	176,456
Commercial and industrial	7,895	1,878	2,406	12,179	1,649,945	1,662,124
Lease financing	635	230	621	1,486	334,843	336,329
Other	42	—	—	42	194,144	194,186
Residential mortgage	19,663	789	11,988	32,440	802,439	834,879
Revolving mortgage	14,022	2,998	3,591	20,611	2,130,189	2,150,800
Construction and land development - noncommercial	217	63	1,271	1,551	114,077	115,628
Consumer	1,815	968	1,035	3,818	381,769	385,587
Total noncovered loans and leases	$64,738	$21,245	$40,576	$126,559	$11,382,521	$11,509,080
December 31, 2012
Noncovered loans and leases:
Construction and land development - commercial	$927	$—	$7,878	$8,805	$300,385	$309,190
Commercial mortgage	21,075	3,987	20,318	45,380	5,296,459	5,341,839
Other commercial real estate	387	1,240	1,034	2,661	158,319	160,980
Commercial and industrial	6,205	1,288	1,614	9,107	1,717,019	1,726,126
Lease financing	991	138	621	1,750	328,929	330,679
Other	18	13	—	31	125,650	125,681
Residential mortgage	15,711	7,559	12,993	36,263	786,626	822,889
Revolving mortgage	12,868	3,200	3,879	19,947	2,190,186	2,210,133
Construction and land development - noncommercial	1,941	490	797	3,228	128,764	131,992
Consumer	4,405	1,705	1,278	7,388	409,218	416,606
Total noncovered loans and leases	$64,528	$19,620	$50,412	$134,560	$11,441,555	$11,576,115
March 31, 2012
Noncovered loans and leases:
Construction and land development - commercial	$2,030	$1,366	$3,288	$6,684	$339,873	$346,557
Commercial mortgage	27,947	6,548	13,939	48,434	5,079,514	5,127,948
Other commercial real estate	787	43	193	1,023	149,293	150,316
Commercial and industrial	5,522	1,006	1,754	8,282	1,731,442	1,739,724
Lease financing	824	99	1,269	2,192	313,512	315,704
Other	—	—	—	—	149,792	149,792
Residential mortgage	14,001	2,812	13,388	30,201	763,411	793,612
Revolving mortgage	2,349	1,212	4,486	8,047	2,274,091	2,282,138
Construction and land development - noncommercial	808	446	862	2,116	130,561	132,677
Consumer	1,885	1,028	1,727	4,640	446,421	451,061
Total noncovered loans and leases	$56,153	$14,560	$40,906	$111,619	$11,377,910	$11,489,529

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at March 31, 2013, December 31, 2012, and March 31, 2012, (excluding loans and leases acquired with deteriorated credit quality) are as follows:

	March 31, 2013		December 31, 2012		March 31, 2012
	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Noncovered loans and leases:
Construction and land development - commercial	$8,506	$158	$14,930	$541	$11,995	$182
Commercial mortgage	46,722	3,565	48,869	1,671	31,222	1,180
Commercial and industrial	10,419	1,154	8,635	466	8,148	599
Lease financing	1,182	3	1,075	—	146	1,268
Other commercial real estate	2,361	—	2,319	—	783	—
Construction and land development - noncommercial	848	423	668	111	—	862
Residential mortgage	12,509	2,380	12,603	3,337	14,069	3,542
Revolving mortgage	—	3,589	—	3,877	—	4,467
Consumer	36	1,029	746	1,269	—	1,728
Total noncovered loans and leases	$82,583	$12,301	$89,845	$11,272	$66,363	$13,828
Acquired Loans
The following table provides changes in the carrying value of acquired loans impaired at acquisition date and all other acquired loans during the three months ended March 31, 2013, and 2012:

	2013		2012
	Impaired at acquisition date	All other acquired loans	Impaired as acquisition date	All other acquired loans
Balance, January 1	$290,626	$1,518,609	$458,305	$1,903,847
Reductions for repayments, foreclosures and changes in carrying value, net of accretion	(35,359)	(152,549)	(66,364)	(111,919)
Balance, March 31	$255,267	$1,366,060	$391,941	$1,791,928
Outstanding principal balance at March 31	$858,645	$1,838,709	$1,222,862	$2,395,860

The carrying value of loans on the cost recovery method was $43,882 at March 31, 2013, $74,479 at December 31, 2012, and $171,951 at March 31, 2012. Prior to the third quarter of 2012, the cost recovery method was being applied to nonperforming loans acquired from four of the six FDIC-assisted transactions. During the third and fourth quarters of 2012, those loans were installed on an automated acquired loan accounting system that estimated cash flows for all loans. Based on these improved cash flow estimates, loans that were previously accounted for under the cost recovery method began to accrete yield. The cost recovery method continues to be applied to loans when the timing of the cash flows is no longer reasonably estimable due to subsequent nonperformance by the borrower or uncertainty in the ultimate disposition of the asset.

For acquired loans, improved cash flow estimates and receipt of unscheduled loan payments result in the reclassification of nonaccretable difference to accretable yield. During the third and fourth quarters of 2012, the improved ability to estimate cash flows due to expanded use of an acquired loan accounting system also contributed to significant increases in accretable yield. Accretable yield resulting from the improved ability to estimate future cash flows generally does not represent amounts previously identified as nonaccretable difference.

 The following table documents changes to the amount of accretable yield for the first three months of 2013 and 2012. Other, net includes reclassifications from nonaccretable difference to accretable yield and changes to accretable yield attributable to revised cash flow estimates.

	2013	2012
Balance, January 1	$539,564	$276,690
Accretion	(79,886)	(64,896)
Disposals	(485)	—
Other, net	26,742	73,150
Balance, March 31	$485,935	$284,944

Note D
Allowance for Loan and Lease Losses
Activity in the allowance for loan and lease losses, ending balances of loans and leases and related allowance by class of loans is summarized as follows:

	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Other	Residential Mortgage	Revolving Mortgage	Construction and Land Development - Non- commercial	Consumer	Non- specific	Total
Noncovered Loans
Allowance for loan and lease losses:
Three months ended March 31, 2013
Balance at January 1	$6,031	$70,927	$2,059	$23,352	$3,521	$1,175	$3,836	$25,185	$1,721	$25,389	$15,850	$179,046
Charge-offs	(254)	(654)	(54)	(1,258)	—	—	(818)	(2,188)	(245)	(2,596)	—	(8,067)
Recoveries	368	8	10	369	—	—	39	71	56	630	—	1,551
Provision	(1,834)	2,536	(100)	500	22	315	733	1,431	(113)	604	(78)	4,016
Balance at March 31	$4,311	$72,817	$1,915	$22,963	$3,543	$1,490	$3,790	$24,499	$1,419	$24,027	$15,772	$176,546
Three months ended March 31, 2012
Balance at January 1	$5,467	$67,486	$2,169	$23,723	$3,288	$1,315	$8,879	$27,045	$1,427	$25,962	$14,122	$180,883
Charge-offs	(5,729)	(2,464)	(142)	(1,447)	(191)	—	(1,035)	(2,940)	(676)	(3,008)	—	(17,632)
Recoveries	42	996	—	250	31	4	42	216	7	432	—	2,020
Provision	6,828	6,137	221	1,720	192	(38)	1,221	2,590	639	902	700	21,112
Balance at March 31	$6,608	$72,155	$2,248	$24,246	$3,320	$1,281	$9,107	$26,911	$1,397	$24,288	$14,822	$186,383

	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Other	Residential Mortgage	Revolving Mortgage	Construction and Land Development - Non- commercial	Consumer	Non- specific	Total
Allowance for loan and lease losses:
March 31, 2013
ALLL for loans and leases individually evaluated for impairment	$588	$10,405	$141	$3,159	$223	$—	$694	$44	$82	$179	$—	$15,515
ALLL for loans and leases collectively evaluated for impairment	3,723	62,412	1,774	19,804	3,320	1,490	3,096	24,455	1,337	23,848	—	145,259
Nonspecific ALLL	—	—	—	—	—	—	—	—	—	—	15,772	15,772
Total allowance for loan and lease losses	$4,311	$72,817	$1,915	$22,963	$3,543	$1,490	$3,790	$24,499	$1,419	$24,027	$15,772	$176,546
December 31, 2012
ALLL for loans and leases individually evaluated for impairment	$2,469	$11,697	$298	$2,133	$202	$53	$959	$1	$287	$256	$—	$18,355
ALLL for loans and leases collectively evaluated for impairment	3,562	59,230	1,761	21,219	3,319	1,122	2,877	25,184	1,434	25,133	—	144,841
Nonspecific ALLL	—	—	—	—	—	—	—	—	—	—	15,850	15,850
Total allowance for loan and lease losses	$6,031	$70,927	$2,059	$23,352	$3,521	$1,175	$3,836	$25,185	$1,721	$25,389	$15,850	$179,046
March 31, 2012
ALLL for loans and leases individually evaluated for impairment	$2,605	$6,662	$256	$838	$19	$—	$782	$—	$145	$42	$—	$11,349
ALLL for loans and leases collectively evaluated for impairment	4,003	65,493	1,992	23,408	3,301	1,281	8,325	26,911	1,252	24,246	—	160,212
Nonspecific ALLL	—	—	—	—	—	—	—	—	—	—	14,822	14,822
Total allowance for loan and lease losses	$6,608	$72,155	$2,248	$24,246	$3,320	$1,281	$9,107	$26,911	$1,397	$24,288	$14,822	$186,383

Loans and leases:
March 31, 2013
Loans and leases individually evaluated for impairment	$10,353	$134,707	$3,413	$22,601	$401	$—	$19,720	$5,471	$866	$1,683	$—	$199,215
Loans and leases collectively evaluated for impairment	290,144	5,217,887	173,043	1,639,523	335,928	194,186	815,159	2,145,329	114,762	383,904	—	11,309,865
Total loan and leases	$300,497	$5,352,594	$176,456	$1,662,124	$336,329	$194,186	$834,879	$2,150,800	$115,628	$385,587	$—	$11,509,080
December 31, 2012
Loans and leases individually evaluated for impairment	$17,075	$133,804	$3,375	$22,619	$804	$707	$15,836	$4,203	$1,321	$2,509	$—	$202,253
Loans and leases collectively evaluated for impairment	292,115	5,208,035	157,605	1,703,507	329,875	124,974	807,053	2,205,930	130,671	414,097	—	11,373,862
Total loan and leases	$309,190	$5,341,839	$160,980	$1,726,126	$330,679	$125,681	$822,889	$2,210,133	$131,992	$416,606	$—	$11,576,115
March 31, 2012
Loans and leases individually evaluated for impairment	$21,621	$95,265	$2,721	$17,261	$375	$—	$12,772	$—	$3,345	$915	$—	$154,275
Loans and leases collectively evaluated for impairment	324,936	5,032,683	147,595	1,722,463	315,329	149,792	780,840	2,282,138	129,332	450,146	—	11,335,254
Total loan and leases	$346,557	$5,127,948	$150,316	$1,739,724	$315,704	$149,792	$793,612	$2,282,138	$132,677	$451,061	$—	$11,489,529

	Construction and Land Development - Commercial	Commercial Mortgage	Other Commercial Real Estate	Commercial and Industrial	Lease Financing	Residential Mortgage	Revolving Mortgage	Construction and Land Development - Non-commercial	Consumer and Other	Total
Covered Loans
Allowance for loan and lease losses:
Three months ended March 31, 2013
Balance at January 1	$31,186	$50,275	$11,234	$8,897	$—	$19,837	$9,754	$8,287	$502	$139,972
Charge-offs	(4,733)	(9,898)	(931)	(1,254)	—	(729)	(114)	(3,218)	—	(20,877)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision	(13,147)	(2,084)	(5,131)	4,233	—	(1,505)	(2,505)	(2,313)	(170)	(22,622)
Balance at March 31	$13,306	$38,293	$5,172	$11,876	$—	$17,603	$7,135	$2,756	$332	$96,473
Three months ended March 31, 2012
Balance at January 1	$16,693	$39,557	$16,862	$5,500	$13	$5,433	$77	$4,652	$474	$89,261
Charge-offs	(1,387)	(6,211)	—	(3,189)	—	(1,955)	—	—	(5)	(12,747)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision	(2,570)	6,398	(5,712)	11,417	(10)	1,254	950	(1,932)	(192)	9,603
Balance at March 31	$12,736	$39,744	$11,150	$13,728	$3	$4,732	$1,027	$2,720	$277	$86,117
Allowance for loan and lease losses:
March 31, 2013
ALLL for loans and leases acquired with deteriorated credit quality	$13,306	$38,293	$5,172	$11,876	$—	$17,603	$7,135	$2,756	$332	$96,473
December 31, 2012
ALLL for loans and leases acquired with deteriorated credit quality	31,186	50,275	11,234	8,897	—	19,837	9,754	8,287	502	139,972
March 31, 2012
ALLL for loans and leases acquired with deteriorated credit quality	12,736	39,744	11,150	13,728	3	4,732	1,027	2,720	277	86,117
Loans and leases:
March 31, 2013
Loans and leases acquired with deteriorated credit quality	204,524	948,452	93,232	45,693	—	278,997	37,139	11,024	2,266	1,621,327
December 31, 2012
Loans and leases acquired with deteriorated credit quality	237,906	1,054,473	107,119	49,463	—	297,926	38,710	20,793	2,845	1,809,235
March 31, 2012
Loans and leases acquired with deteriorated credit quality	$310,601	$1,195,541	$144,978	$93,261	$45	$298,538	$50,016	$85,555	$5,334	$2,183,869

The following tables provide information on noncovered impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, including interest income recognized in the period during which the loans and leases were considered impaired.

	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
March 31, 2013
Impaired noncovered loans and leases
Construction and land development - commercial	$1,333	$7,949	$9,282	$20,303	$458
Commercial mortgage	32,248	70,739	102,987	105,270	7,896
Other commercial real estate	528	2,620	3,148	3,203	101
Commercial and industrial	7,055	11,465	18,520	19,098	2,972
Lease financing	349	—	349	349	215
Residential mortgage	9,465	7,820	17,285	17,921	566
Revolving mortgage	1,925	3,546	5,471	5,471	44
Construction and land development - noncommercial	866	—	866	865	81
Consumer	1,683	—	1,683	1,683	179
Total impaired noncovered loans and leases	$55,452	$104,139	$159,591	$174,163	$12,512
December 31, 2012
Impaired noncovered loans and leases
Construction and land development - commercial	$5,941	$10,116	$16,057	$31,879	$2,340
Commercial mortgage	39,648	72,160	111,808	114,351	10,628
Other commercial real estate	1,425	1,823	3,248	3,348	279
Commercial and industrial	7,429	11,371	18,800	19,196	1,949
Lease financing	665	81	746	746	194
Other	—	707	707	707	53
Residential mortgage	9,346	4,240	13,586	13,978	832
Revolving mortgage	1,238	2,965	4,203	4,203	1
Construction and land development - noncommercial	1,162	158	1,320	1,321	287
Consumer	1,609	900	2,509	2,509	256
Total impaired noncovered loans and leases	$68,463	$104,521	$172,984	$192,238	$16,819
March 31, 2012
Impaired noncovered loans and leases
Construction and land development - commercial	$19,768	$—	$19,768	$33,430	$2,487
Commercial mortgage	54,593	8,773	63,366	64,551	4,915
Other commercial real estate	1,521	—	1,521	1,521	196
Commercial and industrial	6,797	5,801	12,598	12,598	574
Lease financing	79	—	79	79	4
Residential mortgage	10,438	—	10,438	10,438	674
Construction and land development - noncommercial	3,345	—	3,345	3,345	145
Consumer	915	—	915	915	42
Total impaired noncovered loans and leases	$97,456	$14,574	$112,030	$126,877	$9,037

At March 31, 2013, covered loans which have had an adverse change in expected cash flows since the date of acquisition equaled $739,900, for which $96,473 in related allowance for loan losses has been recorded.  At March 31, 2012, covered loans which have had an adverse change in expected cash flows since the date of acquisition equaled $1,892,721, for which $86,117 in related allowance for loan losses has been recorded.

	YTD Average Balance	YTD Interest Income Recognized
Three months ended March 31, 2013
Noncovered impaired loans and leases:
Construction and land development - commercial	$9,284	$112
Commercial mortgage	103,848	1,425
Other commercial real estate	3,179	45
Commercial and industrial	18,997	266
Lease financing	355	6
Residential mortgage	17,330	228
Revolving mortgage	5,472	25
Construction and land development - noncommercial	866	11
Consumer	1,683	5
Total noncovered impaired loans and leases	$161,014	$2,123
Three months ended March 31, 2012
Noncovered impaired loans and leases:
Construction and land development - commercial	$23,129	$58
Commercial mortgage	64,206	530
Other commercial real estate	2,050	15
Commercial and industrial	12,466	66
Lease financing	201	1
Residential mortgage	10,107	90
Construction and land development - noncommercial	3,510	23
Consumer	954	4
Total noncovered impaired loans and leases	$116,623	$787

Troubled Debt Restructurings

The following tables provide the types of troubled debt restructurings (TDRs) made during the three months ended March 31, 2013, and 2012, as well as a summary of loans that were modified as a TDR during the 12 months ended March 31, 2013, and 2012 that subsequently defaulted during the three months ended March 31, 2013, and 2012.

.

	Three months ended March 31, 2013				Three months ended March 31, 2012
	All Restructurings		Restructurings with payment default		All Restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Noncovered loans
Interest only period provided
Commercial mortgage	1	$356	—	$—	10	$4,625	1	$1,080
Commercial and industrial	—	—	—	—	1	531	—	—
Consumer	—	—	—	—	1	900	—	—
Total interest only	1	356	—	—	12	6,056	1	1,080

Loan term extension
Construction and land development - commercial	—	—	—	—	1	7,169	—	—
Commercial mortgage	6	2,117	1	483	13	3,692	4	1,452
Commercial and industrial	1	186	—	—	3	282	1	59
Lease financing	—	—	—	—	2	73	—	—
Residential mortgage	4	683	—	—	5	805	1	167
Construction and land development - noncommercial	—	—	—	—	1	2,001	1	395
Total loan term extension	11	2,986	1	483	25	14,022	7	2,073

Below market interest rate
Construction and land development - commercial	—	—	—	—	1	231	2	763
Commercial mortgage	3	2,556	1	1,024	2	1,956	1	122
Commercial and industrial	1	17	1	116	—	764	—	—
Residential mortgage	5	675	—	—	1	878	—	—
Consumer	5	1,490	—	—	3	—	—	—
Total below market interest rate	14	4,738	2	1,140	7	3,829	3	885

Discharged from bankruptcy
Residential mortgage	2	299	—	—	—	—	—	—
Revolving mortgage	24	1,878	5	233	—	—	—	—
Total discharged from bankruptcy	26	2,177	5	233	—	—	—	—

Other concession
Commercial mortgage	—	—	—	—	1	168	—	—
Commercial and industrial	—	—	—	—	1	23	—	—
Total other concession	—	—	—	—	2	191	—	—
Total noncovered restructurings	52	$10,257	8	$1,856	46	$24,098	11	$4,038

	Three months ended March 31, 2013				Three months ended March 31, 2012
	All Restructurings		Restructurings with payment default		All Restructurings		Restructurings with payment default
	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
Covered loans
Interest only period provided
Construction and land development - commercial	—	$—	—	$—	1	$133	—	$—
Commercial mortgage	2	1,991	1	291	—	—	—	—
Total interest only	2	1,991	2	388	1	133	—	—

Loan term extension
Construction and land development - commercial	—	—	—	—	2	161	—	—
Commercial mortgage	—	—	—	—	1	480	—	—
Residential mortgage	—	—	—	—	1	49	—	—
Total loan term extension	—	—	—	—	4	690	1	145

Below market interest rate
Construction and land development - commercial	1	309	—	—	10	1,794	—	—
Commercial mortgage	1	2,946	3	3,222	7	9,194	1	2,449
Commercial and industrial	2	458	—	—	3	260	—	—
Residential mortgage	2	726	2	726	7	1,557	2	915
Total below market interest rate	6	4,439	5	3,948	27	12,805	4	3,435
Total covered restructurings	8	$6,430	7	$4,336	32	$13,628	5	$3,580

For the three months ended March 31, 2013, the recorded investment in troubled debt restructurings subsequent to modification was not materially impacted by the modification since forgiveness of principal is not a restructuring option frequently used by BancShares.

Total troubled debt restructurings at March 31, 2013, equaled $320,642, of which $182,411 were covered and $138,231 were noncovered. Troubled debt restructurings at December 31, 2012, totaled $333,170, which consisted of $193,207 covered by loss share agreements and $139,963 that were noncovered. At March 31, 2012, total troubled debt restructurings were $318,323 of which $165,857 were covered by loss share agreements and $152,466 were noncovered.

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

Note E
Other Real Estate Owned

The following table explains changes in other real estate owned during the three months ended March 31, 2013, and 2012.

	Covered	Not covered	Total
Balance at December 31, 2011	$148,599	$50,399	$198,998
Additions	20,532	6,308	26,840
Sales	(17,221)	(8,157)	(25,378)
Writedowns	(9,492)	(458)	(9,950)
Balance at March 31, 2012	$142,418	$48,092	$190,510
Balance at December 31, 2012	$102,577	$43,513	$146,090
Additions	29,370	8,638	38,008
Sales	(27,316)	(6,223)	(33,539)
Writedowns	(2,730)	(1,100)	(3,830)
Balance at March 31, 2013	$101,901	$44,828	$146,729

Note F
Receivable from the FDIC for Loss Share Agreements

The following table provides changes in the receivable from the FDIC for the three-month periods ended March 31, 2013, and 2012:

	Three months ended March 31
	2013	2012
Balance at beginning of period	$270,192	$617,377
Accretion of discounts and premiums, net	(26,112)	(20,063)
Receipt of payments from FDIC	(42,519)	(123,204)
Post-acquisition and other adjustments, net	(5,619)	18,274
Balance at end of period	$195,942	$492,384

The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value at the acquisition date using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. See Note J for information related to BancShares' recorded payable to FDIC for loss share agreements.

Post-acquisition adjustments represent the net change in loss estimates related to covered loans and OREO as a result of changes in expected cash flows and the allowance for loan and lease losses related to covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan and lease losses had been recorded previously. Other adjustments include those resulting from unexpected recoveries of amounts previously charged-off.

Note G
Estimated Fair Values

Fair value estimates are intended to represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Where there is no active market for a financial instrument, BancShares has made estimates using discounted cash flow or other valuation techniques. Inputs to these valuation methods are subjective in nature, involve uncertainties and require significant judgment and therefore cannot be determined with precision. Accordingly, the derived fair value estimates presented below are not necessarily indicative of the amounts BancShares could realize in a current market exchange.

Assets and liabilities are recorded at fair value according to a fair value hierarchy comprised of three levels. The levels are based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The level of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows:

•	Level 1 values are based on quoted prices for identical instruments in active markets.

•
Level 2 values are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 values are generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates that market participants would use in pricing the asset or liability. Valuation techniques include the use of discounted cash flow models and similar techniques.

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

Preferred stock issued under the TARP program. Preferred securities issued under the Troubled Asset Recovery Program are recorded at cost and are evaluated quarterly for impairment based on the ultimate recoverability of the purchase price. The fair value of these securities is derived from a third-party proprietary model that is considered to be a level 3 input.

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

Payable to the FDIC for loss share agreements. The fair value of the payable to the FDIC for loss share agreements is determined by the projected cash flows based on expected payments to the FDIC in accordance with the loss share agreements. Cash flows are discounted to reflect the timing of the estimated amounts due to the FDIC. The inputs used in the fair value measurements for the payable to the FDIC are considered level 3 inputs. See Note J for more information on the payable to the FDIC.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of March 31, 2013, December 31, 2012, and March 31, 2012. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk relating to them that would cause the fair value to differ from the carrying value.

	March 31, 2013		December 31, 2012		March 31, 2012
	Carrying value	Fair value	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$460,217	$460,217	$639,730	$639,730	$552,663	$552,663
Overnight investments	954,232	954,232	443,180	443,180	752,334	752,334
Investment securities available for sale	5,279,678	5,279,678	5,226,228	5,226,228	4,457,739	4,457,739
Investment securities held to maturity	1,229	1,322	1,342	1,448	1,688	1,844
Loans held for sale	86,351	88,116	86,333	87,654	73,457	75,342
Loans covered by loss share agreements, net of allowance for loan and lease losses	1,524,854	1,494,357	1,669,263	1,635,878	2,097,752	2,055,797
Loans and leases not covered by loss share agreements, net of allowance for loan and lease losses	11,332,534	11,298,475	11,397,069	11,238,597	11,303,146	11,171,217
Receivable from the FDIC for loss share agreements (1)	195,942	104,684	270,192	100,161	492,384	297,963
Income earned not collected	47,255	47,255	47,666	47,666	52,406	52,406
Stock issued by:
Federal Home Loan Bank of Atlanta	28,789	28,789	36,139	36,139	41,043	41,043
Federal Home Loan Bank of San Francisco	9,092	9,092	10,107	10,107	12,356	12,356
Federal Home Loan Bank of Seattle	4,370	4,370	4,410	4,410	4,490	4,490
Preferred stock	46,397	47,624	40,768	40,793	—	—
Deposits	18,064,921	18,099,371	18,086,025	18,126,893	17,759,492	17,810,831
Short-term borrowings	573,102	573,102	568,505	568,505	677,993	677,993
Long-term obligations	444,252	469,980	444,921	472,642	649,818	679,727
Payable to the FDIC for loss share agreements	98,870	119,473	101,641	125,065	82,033	95,643
Accrued interest payable	6,653	6,653	9,353	9,353	21,486	21,486
Interest rate swap	9,583	9,583	10,398	10,398	10,325	10,325

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

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of March 31, 2013, December 31, 2012, and March 31, 2012:

		Fair value measurements using:
Description	Fair value	Level 1	Level 2	Level 3
March 31, 2013
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$749,757	$749,757	$—	$—
Government agency	3,150,041	3,150,041	—	—
Other	828	828	—	—
Residential mortgage-backed securities	1,358,102	—	1,358,102	—
Equity securities	20,403	20,403	—	—
State, county, municipal	547	—	547	—
Total	$5,279,678	$3,921,029	$1,358,649	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$9,583	$—	$9,583	$—
December 31, 2012
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$823,632	$823,632	$—	$—
Government agency	3,055,204	3,055,204	—	—
Other	820	820	—	—
Residential mortgage-backed securities	1,329,657	—	1,329,657	—
Equity securities	16,365	16,365	—	—
State, county, municipal	550	—	550	—
Total	$5,226,228	$3,896,021	$1,330,207	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$10,398	$—	$10,398	$—
March 31, 2012
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,065,036	$1,065,036	$—	$—
Government agency	2,855,385	2,855,385	—	—
Corporate bonds	226,428	226,428	—	—
Residential mortgage-backed securities	290,908	—	290,908	—
Equity securities	18,943	18,943	—	—
State, county, municipal	1,039	—	1,039	—
Total	$4,457,739	$4,165,792	$291,947	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$10,325	$—	$10,325	$—

Prices for US Treasury securities, government agency securities, corporate bonds and equity securities are readily available in the active markets in which those securities are traded and the resulting fair values are derived from level 1 inputs. Prices for residential mortgage-backed securities and state, county and municipal securities are obtained using the fair values of similar assets, which are deemed to be level 2 inputs. There were no assets or liabilities valued on a recurring basis using level 3 inputs at March 31, 2013, December 31, 2012, or March 31, 2012, and there were no transfers between level 1 and level 2 categories during the three-month periods ended March 31, 2013, and 2012.

Certain financial assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are, therefore, carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. OREO not covered by loss share agreements that has been recently remeasured is deemed to be at fair value. For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of March 31, 2013, December 31, 2012, and March 31, 2012:

		Fair value measurements using:
Description	Fair value	Level 1	Level 2	Level 3
March 31, 2013
Loans held for sale	$65,164	$—	$65,164	$—
Impaired loans not covered by loss share agreements	39,937	—	—	39,937
Other real estate not covered by loss share agreements remeasured during current year	1,970	—	—	1,970
December 31, 2012
Loans held for sale	65,244	—	65,244	—
Impaired loans not covered by loss share agreements	51,644	—	—	51,644
Other real estate not covered by loss share agreements remeasured during current year	21,113	—	—	21,113
March 31, 2012
Loans held for sale	45,146	—	45,146	—
Impaired loans not covered by loss share agreements	82,882	—	—	82,882
Other real estate not covered by loss share agreements remeasured during current year	8,048	—	—	8,048

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

No financial liabilities were carried at fair value on a nonrecurring basis as of March 31, 2013, December 31, 2012, or March 31, 2012.

Note H
Employee Benefit Plans
Pension expense is a component of employee benefits expense. For the three-month periods ended March 31, 2013, and 2012 the components of pension expense are as follows:

	Three months ended March 31
	2013	2012
Service cost	$4,222	$2,827
Interest cost	5,895	4,496
Expected return on assets	(6,931)	(5,379)
Amortization of prior service cost	53	53
Amortization of net actuarial loss	4,251	2,737
Total pension expense	$7,490	$4,734
The assumed discount rate for 2013 is 4.00 percent, the expected long-term rate of return on plan assets is 7.25 percent, and the assumed rate of salary increases is 4.00 percent. For 2012 the assumed discount rate was 4.75 percent, expected long-term rate of return was 7.50 percent and the assumed rate of salary increases was 4.00 percent.

Note I
Income Taxes

Income tax expense totaled $31,061 and $18,354 for the first quarters of 2013 and 2012, representing effective tax rates of 35.8 percent and 34.1 percent during the respective periods.

The increase in the effective tax rate for the first quarter of 2013 results from the diluted impact of various favorable permanent differences on higher pre-tax earnings.

Note J
Commitments and Contingencies

To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment, including cash deposits, securities and other assets. At March 31, 2013, BancShares had unused commitments totaling $5,546,883 compared to $5,467,998 at December 31, 2012 and $5,748,952 at March 31, 2012.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. To minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At March 31, 2013, December 31, 2012, and March 31, 2012, BancShares had standby letters of credit amounting to $59,715, $63,085 and $59,798, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.

Residential mortgage loans are sold with standard representations and warranties relating to documentation and underwriting requirements for the loans. If deficiencies are discovered at any point in the life of the loan, the investor may require BancShares to repurchase the loan. As of March 31, 2013, and December 31, 2012, other liabilities included a reserve of $4,060 and $4,065, respectively, for estimated losses arising from the repurchase of loans under these provisions.

In addition to standard representations and warranties, residential mortgage loans sold with limited recourse liability represent guarantees to repurchase the loans or repay a portion of the sale proceeds in the event of nonperformance by the borrower. The recourse period is generally 120 days or fewer after sale. At March 31, 2013, December 31, 2012, and March 31, 2012, BancShares has sold loans of approximately $194,242, $97,706 and $210,789, respectively, for which the recourse period had not yet elapsed. Of these loans at March 31, 2013, $90,772 represent loans that would require repurchase in the event of nonperformance by the borrower. Any loans that are repurchased under the recourse obligation will carry the same credit risk as mortgage loans originated by the company and will be collateralized in the same manner.

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

The loss share agreements for four FDIC-assisted transactions include provisions related to contingent payments commonly known as "clawback liability," which may be owed to the FDIC at the termination of the Agreements. The FDIC clawback liability represents an estimated payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The FDIC clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to FDIC for loss share agreements. As of March 31, 2013, December 31, 2012, and March 31, 2012, the clawback liability was $98,870, $101,641 and $82,033 respectively.

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
On February 18, 2011, United Western Bank, United Western Bank's parent company, United Western Bancorp, and five of their directors filed a complaint in the United States District Court for the District of Columbia against the OTS, its Acting Director, and the FDIC in its corporate and receivership capacities, alleging that the seizure of United Western Bank by the OTS and the subsequent appointment of the FDIC as receiver were illegal. The complaint requested the court to direct the OTS to remove the FDIC as receiver and return control of United Western Bank to the plaintiffs. Neither BancShares nor FCB was named as a party. In June 2011, the Court dismissed all plaintiffs other than United Western Bank and dismissed the FDIC in both capacities, leaving United Western Bank and the OTS and its Acting Director as the only parties. In July 2011, following passage of the Dodd-Frank Act, the OCC and the Acting Comptroller were substituted for the OTS and its Acting Director as the only defendants. On March 5, 2013, the court entered a final, appealable order denying United Western Bank's Motion for Summary Judgment and granting OCC's and the Comptroller's Motion for Summary Judgment. On April 26, 2013, United Western Bank filed its Notice of Appeal to the U.S. Court of Appeals for the District of Columbia. It is unclear what impact, if any, the litigation will have on FCB or the assets acquired in the United Western transaction.
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

Note K
Derivatives

At March 31, 2013, BancShares had an interest rate swap entered into during 2011 that qualifies as a cash flow hedge under GAAP. For all periods presented, the fair value of the outstanding derivative is included in other liabilities in the consolidated balance sheets, and the net change in fair value is included in the consolidated statements of cash flows under the caption of net change in other liabilities.

The interest rate swaps are used for interest rate risk management purposes and convert variable-rate exposure on outstanding debt to a fixed rate. The 2011 interest rate swap has a notional amount of $93,500, representing the amount of variable rate trust preferred capital securities issued during 2006 and still outstanding at the swap inception date. The 2011 interest rate swap hedges interest payments through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above the three-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. Settlement of the swap occurs quarterly. As of March 31, 2013, collateral with a fair value of $9,656 was pledged to secure the existing obligation under the interest rate swap.

	March 31, 2013		December 31, 2012		March 31, 2012
	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
2011 interest rate swap hedging variable rate exposure on trust preferred securities 2011-2016	$93,500	$9,583	$93,500	$10,398	$93,500	$10,325

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swaps have been fully effective since inception. Therefore, changes in the fair value of the interest rate swaps have had no impact on net income. For the three-month periods ended March 31, 2013 and 2012, BancShares recognized interest expense of $813 and $749, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness. The estimated net amount in accumulated other comprehensive income at March 31, 2013, that is expected to be reclassified into earnings within the next 12 months is a net after-tax loss of $1,951.

The following table discloses activity in accumulated other comprehensive income (loss) related to the interest rate swaps during the three-month periods ended March 31, 2013, and 2012.

	2013	2012
Accumulated other comprehensive loss resulting from interest rate swaps as of January 1	$(10,398)	$(10,714)
Other comprehensive income recognized during the three-month period ended March 31	815	389
Accumulated other comprehensive loss resulting from interest rate swaps as of March 31	$(9,583)	$(10,325)
BancShares monitors the credit risk of the interest rate swap counterparty.

Note L
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss included the following as of March 31, 2013, December 31, 2012, and March 31, 2012:

	March 31, 2013			December 31, 2012			March 31, 2012
	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
Unrealized gains on investment securities available for sale	$32,333	$12,727	$19,606	$33,809	$13,292	$20,517	$23,667	$9,327	$14,340
Funded status of defined benefit plan	(154,030)	(60,318)	(93,712)	(158,334)	(62,003)	(96,331)	(122,465)	(47,957)	(74,508)
Unrealized loss on cash flow hedge	(9,583)	(3,784)	(5,799)	(10,398)	(4,106)	(6,292)	(10,325)	(4,077)	(6,248)
Total	$(131,280)	$(51,375)	$(79,905)	$(134,923)	$(52,817)	$(82,106)	$(109,123)	$(42,707)	$(66,416)

	Gains and losses on cash flow hedges[1]	Unrealized gains and losses on available-for-sale securities[1]	Defined benefit pension items[1]	Total
Three months ended March 31, 2013
Beginning balance	$(6,292)	$20,517	$(96,331)	$(82,106)
Other comprehensive income before reclassifications	1	(876)	—	(875)
Amounts reclassified from accumulated other comprehensive income	492	(35)	2,619	3,076
Net current period other comprehensive income	493	(911)	2,619	2,201
Ending balance	$(5,799)	$19,606	$(93,712)	$(79,905)
Three months ended March 31, 2012
Beginning balance	$(6,483)	$16,115	$(76,206)	$(66,574)
Other comprehensive income before reclassifications	(218)	(1,775)	—	(1,993)
Amounts reclassified from accumulated other comprehensive income	453	—	1,698	2,151
Net current period other comprehensive income	235	(1,775)	1,698	158
Ending balance	$(6,248)	$14,340	$(74,508)	$(66,416)
1 All amounts are net of tax. Amounts in parentheses indicate debits.

Details about accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income[1]	Affected line item in the statement where net income is presented
Three months ended March 31, 2013
Gains and losses on cash flow hedges
Interest rate contracts	$(813)	Long-term obligations
	321	Income taxes
	$(492)	Net of tax
Unrealized gains and losses on available for sale securities
	$58	Securities gains (losses)
	(23)	Income taxes
	35	Net of tax
Amortization of defined benefit pension items
Prior service costs	$(52)	Employee Benefits
Actuarial gains	(4,252)	Employee Benefits
	(4,304)	Total before taxes
	1,685	Income taxes
	$(2,619)	Net of tax
Total reclassifications for the period	$(3,076)

Three months ended March 31, 2012
Gains and losses on cash flow hedges
Interest rate contracts	$(749)	Long-term obligations
	296	Income taxes
	(453)	Net of tax
Amortization of defined benefit pension items
Prior service costs	$(53)	Employee Benefits
Actuarial gains	(2,737)	Employee Benefits
	(2,790)	Total before taxes
	1,092	Income taxes
	$(1,698)	Net of tax
Total reclassifications for the period	$(2,151)
1 Amounts in parentheses indicate debits to profit/loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management’s discussion and analysis of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this report. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2013, the reclassifications have no material effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms "we," "us" and "BancShares" refer to the consolidated financial position and consolidated results of operations for BancShares.

BancShares is a financial holding company headquartered in Raleigh, North Carolina, that offers full-service banking through its wholly-owned banking subsidiary, First-Citizens Bank & Trust Company (FCB), a North Carolina-chartered bank. FCB is a state-chartered bank organized under the laws of the state of North Carolina. As of March 31, 2013, FCB operated 412 branches in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Washington, California, Florida, Georgia, Texas, Arizona, New Mexico, Oregon, Colorado, Oklahoma, Kansas, Missouri, and Washington, DC.

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY

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

Various external factors influence the focus of our business efforts. Since 2008, asset quality challenges, capital adequacy problems and weak economic conditions have resulted in unfavorable conditions for growth. However, during this period of industry-wide turmoil, we have elected to participate in FDIC-assisted transactions involving distressed financial institutions. Participation in FDIC-assisted transactions provided opportunities to increase our business volumes in existing markets and to expand our banking presence to adjacent markets that we deemed demographically attractive.

Under accounting principles generally accepted in the United States of America (GAAP), acquired assets are initially recorded at fair value, and fair value discounts and premiums are accreted or amortized to earnings over the life of the underlying asset or liability. In addition, post-acquisition deterioration results in an adjustment to the allowance for loan and lease losses. For each of the six FDIC-assisted transactions, loss share agreements protect us from a substantial portion of the asset quality risk that we would otherwise incur. The estimated receivable and payable related to those loss share agreements are measured and recorded in the financial statements and are remeasured based on changes in the estimated cash flows to be derived from the covered assets.

The amortization and accretion of premiums and discounts, the recognition of post-acquisition impairment, and the related accounting for the indemnification asset may result in significant income statement volatility. In some periods, the net impact may be favorable, while, in other periods, the net impact may be unfavorable.

Apart from acquisition accounting adjustments, various other trends have had an unfavorable impact on our income statement during the past two years. Low interest rates and competitive loan and deposit pricing has led to very narrow interest margins. Further, legislatively-imposed restrictions on our ability to collect various fees have adversely affected noninterest income. Additionally, while distressed customers continue to experience difficulty meeting their debt service obligations, other customers defer new borrowings due to economic uncertainty, while other customers aggressively continue to repay existing debt.

Although improved when compared to prior years, soft real estate markets continue to cause banks to carry relatively large inventories of ORE and to market and sell properties for amounts less than estimated market prices. Real estate demand in many of our markets remains weak, resulting in depressed real estate prices that continue to affect collateral values for many borrowers. As a result, when customer cash flow is inadequate to avoid default, losses resulting from liquidation of collateral are higher than would have occurred prior to the decline in real estate values. Exposure to declining real estate values have caused some loans secured by a second mortgage to become effectively unsecured.
In an effort to assist customers experiencing financial difficulty, we have selectively agreed to modify existing loan terms to provide relief to customers who are experiencing liquidity challenges or other circumstances that could affect their ability to meet debt obligations. The majority of the modifications we provide are to customers that are currently performing under existing terms but may be unable to do so in the near future without a modification.

The demand for our treasury services products has been adversely influenced by extraordinarily low interest rates. Our balance sheet liquidity position remains strong despite significant attrition of deposits assumed in the FDIC-assisted transactions.

Ongoing economic weakness and market uncertainty continues to have a significant impact on virtually all financial institutions in the United States. Beyond the profitability pressures resulting from a weak economy, financial institutions continue to face challenges resulting from implementation of legislative and governmental reforms to stabilize the financial services industry and provide added consumer protection. In addition to the various actions previously enacted by governmental agencies and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), further regulatory changes will likely occur, including the Basel III capital requirements that are anticipated to be finalized during 2013.

The Dodd-Frank Act contained provisions that will gradually eliminate our ability to include trust preferred securities as equity for capital adequacy purposes. Due to the anticipated elimination of those securities from our capital and the cost of those borrowings, we elected to redeem $150.0 million of our trust preferred securities during July 2012.
BancShares’ consolidated net income during the first quarter of 2013 equaled $55.6 million, an increase of $20.1 million from the $35.5 million earned during the corresponding period of 2012. The annualized return on average assets and equity amounted to 1.07 percent and 12.01 percent, respectively, during the first quarter of 2013, compared to 0.68 percent and 7.63 percent during the same period of 2012. Net income per share during the first quarter of 2013 totaled $5.78, compared to $3.45 during the first quarter of 2012. The increase in net income in 2013 was due to a reduction in the provision for loan and lease losses and higher noninterest income, partially offset by lower net interest income and higher noninterest expense.

Net interest income decreased $16.1 million from $221.0 million in the first quarter of 2012 to $204.9 million in 2013, primarily due to the impact of loan shrinkage and a decrease in the taxable-equivalent yield on interest-earning assets. The taxable-equivalent net yield on interest-earning assets decreased 45 basis points from the first quarter of 2012 to 4.35 percent. For the first quarter, acquired loan accretion income significantly impacted the taxable-equivalent net yield on interest-earning assets. Since the balance of acquired loans will continue to decline over the next several years, accretion income will likewise decline.

We recorded an $18.6 million credit to provision for loan and lease losses during the first quarter of 2013, compared to provision expense of $30.7 million during the first quarter of 2012. The credit to provision expense related to covered loans totaled $22.6 million during the first quarter of 2013, compared to provision expense of $9.6 million during the first quarter of 2012, a $32.2 million favorable change. The significant reduction in provision expense for covered loans resulted from lower current impairment, unexpected payoffs of acquired loans for which an allowance had previously been established and the reversal of previously-identified post-acquisition deterioration of acquired loans covered by loss share agreements with the FDIC. To the extent deterioration is covered by a loss share agreement, there is a corresponding adjustment to the FDIC receivable with an offset to noninterest income for the covered credit-related portion at the appropriate indemnification rate. Impairment related to the timing of cash flows does not trigger adjustments to the FDIC receivable. Provision expense for noncovered loans totaled $4.0 million during the first quarter of 2013 compared to $21.1 million during the first quarter of 2012, a reduction of $17.1 million, resulting from lower charge-offs and credit quality improvements in the noncovered commercial loan portfolio.

Noninterest income increased $10.6 million in the first quarter of 2013 when compared to the first quarter of 2012, primarily resulting from the sale of a large portion of our client bank processing service relationships.

Noninterest expense increased $11.0 million, or 6.0 percent, in the first quarter of 2013, when compared to the same period in 2012, due to increases in employee benefits, processing fees paid to third parties and fixed asset impairments resulting from the sale of our client bank processing service relationships.

Income tax expense in the first quarter of 2013 totaled $31.1 million compared to $18.4 million for the same period of 2012, representing effective tax rates of 35.8 percent and 34.1 percent during the respective periods. The increase in the effective tax rate for the first quarter of 2013 results from the diluted impact of various favorable permanent differences on higher pre-tax earnings.

Table 1
SELECTED QUARTERLY DATA

	2013	2012
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

	(thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$220,604	$280,891	$236,674	$240,519	$246,752
Interest expense	15,722	17,943	21,318	25,087	25,800
Net interest income	204,882	262,948	215,356	215,432	220,952
Provision for loan and lease losses	(18,606)	64,880	17,623	29,667	30,715
Net interest income after provision for loan and lease losses	223,488	198,068	197,733	185,765	190,237
Noninterest income	57,513	33,219	51,842	57,296	46,943
Noninterest expense	194,355	198,728	190,077	194,797	183,331
Income before income taxes	86,646	32,559	59,498	48,264	53,849
Income taxes	31,061	10,813	19,974	10,681	18,354
Net income	$55,585	$21,746	$39,524	$37,583	$35,495
Net interest income, taxable equivalent	$205,553	$263,635	$216,069	$216,194	$221,765
PER SHARE DATA
Net income	$5.78	$2.15	$3.85	$3.66	$3.45
Cash dividends	0.30	0.30	0.30	0.30	0.30
Market price at period end (Class A)	182.70	163.50	162.90	166.65	182.69
Book value at period end	199.46	193.75	192.49	187.88	184.14
SELECTED PERIOD AVERAGE BALANCES
Total assets	$21,150,143	$21,245,425	$21,075,174	$21,085,228	$20,843,491
Investment securities	5,196,930	5,169,159	4,888,047	4,598,141	4,141,160
Loans and leases (covered and noncovered)	13,289,828	13,357,928	13,451,164	13,612,114	13,822,226
Interest-earning assets	19,180,308	19,273,850	19,059,474	18,983,321	18,584,625
Deposits	17,922,665	17,983,033	17,755,974	17,667,221	17,498,813
Interest-bearing liabilities	14,140,511	14,109,359	14,188,609	14,418,509	14,478,901
Long-term obligations	444,539	447,600	524,313	646,854	682,067
Shareholders' equity	$1,877,445	$1,951,874	$1,945,263	$1,906,884	$1,870,066
Shares outstanding	9,618,985	10,159,262	10,264,159	10,271,343	10,283,842
SELECTED PERIOD-END BALANCES
Total assets	$21,351,012	$21,283,652	$21,173,620	$21,240,990	$21,225,661
Investment securities	5,280,907	5,227,570	5,013,500	4,635,826	4,459,427
Loans and leases:
Covered by loss share agreements	1,621,327	1,809,235	1,897,097	1,999,351	2,183,869
Not covered by loss share agreements	11,509,080	11,576,115	11,455,233	11,462,458	11,489,529
Deposits	18,064,921	18,086,025	17,893,215	17,801,646	17,759,492
Long-term obligations	444,252	444,921	472,170	644,682	649,818
Shareholders' equity	$1,918,581	$1,864,007	$1,974,124	$1,929,790	$1,892,123
Shares outstanding	9,618,941	9,620,914	10,255,747	10,271,244	10,275,731
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	1.07%	0.41%	0.75%	0.72%	0.68%
Rate of return on average shareholders' equity (annualized)	12.01	4.43	8.08	7.93	7.63
Net yield on interest-earning assets (taxable equivalent)	4.35	5.44	4.51	4.58	4.80
Allowance for loan and lease losses to total loans and leases:
Covered by loss share agreements	5.95	7.74	4.77	4.39	3.94
Not covered by loss share agreements	1.53	1.55	1.62	1.62	1.62
Nonperforming assets to total loans and leases and other real estate at period end:
Covered by loss share agreements	8.46	9.26	12.87	18.37	18.68
Not covered by loss share agreements	1.10	1.15	1.05	1.03	0.99
Tier 1 risk-based capital ratio	14.50	14.27	15.08	15.97	15.74
Total risk-based capital ratio	16.19	15.95	16.76	17.66	17.62
Leverage capital ratio	9.36	9.22	9.67	10.21	10.16
Dividend payout ratio	5.19	13.95	7.79	8.20	8.70
Average loans and leases to average deposits	74.15	74.28	75.76	77.05	78.99
Average loan and lease balances include nonaccrual loans and leases. See discussion of issues affecting comparability of financial statements under the caption FDIC-Assisted Transactions.

FDIC-ASSISTED TRANSACTIONS

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

Balance sheet impact. Table 2 summarizes the balance sheet impact of the six FDIC-assisted transactions consummated during 2011, 2010 and 2009.

Table 2
FDIC-ASSISTED TRANSACTIONS

		Fair value of
Entity	Date of transaction	Loans acquired	Deposits assumed
		(thousands)
Colorado Capital Bank (CCB)	July 8, 2011	$320,789	$606,501
United Western Bank (United Western)	January 21, 2011	759,351	1,604,858
Sun American Bank (SAB)	March 5, 2010	290,891	420,012
First Regional Bank (First Regional)	January 29, 2010	1,260,249	1,287,719
Venture Bank (VB)	September 11, 2009	456,995	709,091
Temecula Valley Bank (TVB)	July 17, 2009	855,583	965,431
Total		$3,943,858	$5,593,612
Carrying value of acquired loans as of March 31, 2013		$1,621,327

Income statement impact. The acquired loans, assumed deposits and assumed borrowings originated by the six banks have affected net interest income, provision for loan and lease losses and noninterest income in the periods following the respective acquisition date. Various fair value discounts and premiums that were previously recorded are being accreted and amortized into income over the life of the underlying asset or liability. Noninterest expense increased due to incremental staffing, facility costs for the branch locations, collection and foreclosure-related expenses resulting from the FDIC-assisted transactions. No acquisition gains were recorded during the three-month periods ended March 31, 2013, and March 31, 2012.

During the three-month period ended March 31, 2013, we recorded a credit to provision expense for covered loans totaling $22.6 million compared to provision expense of $9.6 million during the same period of 2012. The decrease in the provision for covered loan losses in 2013 is the result of improved cash flow projections that have resulted in the reversal of previously-recognized impairment for post-acquisition deterioration. Provision expense for the fourth quarter of 2012 totaled $62.3 million resulting from newly-identified impairment, including credit-related impairment and timing-related impairment resulting from changes in the projected loss dates.

The amount of accretable yield related to the loans changes when the estimated cash flows expected to be collected changes. The recognition of accretion income may be accelerated in the event of unscheduled repayments for amounts in excess of current estimates and various other post-acquisition events. Due to the many factors that can influence the amount of accretion income recognized in a given period, this component of net interest income is not easily predictable for future periods and impacts the comparability of interest income, net interest income and overall results of operations. During the three-month period ended March 31, 2013, accretion income for loans for which a fair value discount had been recorded equaled $79.9 million, compared to $110.6 million during the fourth quarter of 2012 and $64.9 million during the first quarter of 2012.

Post-acquisition improvements that affect accretion income, as well as post-acquisition deterioration of covered loans, also result in adjustments to the receivable from the FDIC for changes in the estimated amount that would be covered under the respective loss share agreement. While accretion income is recognized prospectively over the remaining life of the loan, the adjustment to the receivable from the FDIC is recognized over the shorter of the remaining life of the loan or the remaining term of the applicable loss share agreement. As a result, the recognition of accretion income may occur over a longer period than the related income statement impact of the adjustment to the receivable from the FDIC. During the three-month period ended March 31, 2013, the net adjustment to the FDIC receivable for post-acquisition improvements and deterioration in covered assets resulted in a net reduction to the FDIC receivable and noninterest income of $24.1 million, compared to a net reduction in the receivable and a corresponding reduction in noninterest income of $26.8 million during the same period of 2012.

The various terms of each loss share agreement and the components of the resulting receivable from the FDIC is provided in Table 3. The table includes the estimated fair value of the receivable at the respective acquisition dates of each FDIC-assisted transaction as well as the carrying value of the receivable at March 31, 2013. The carrying value as of March 31, 2013, excludes estimated obligations to the FDIC under any applicable clawback provisions.

As of March 31, 2013, the receivable from the FDIC includes $107.3 million of estimated reimbursements from the FDIC. The receivable from the FDIC also includes $88.7 million we expect to recover through prospective amortization of the asset arising from improvements in the related loans. The timing of expected losses on covered assets is monitored by management to ensure the losses will occur during the respective loss share terms. When projected losses are expected to occur after expiration of the applicable loss share agreement, the receivable from the FDIC is adjusted to reflect the forfeiture of loss share protection.

Acquisition accounting and issues affecting comparability of financial statements. As estimated exposures related to the acquired assets covered by the loss share agreements change based on post-acquisition events, our adherence to GAAP and accounting policy elections that we have made affect the comparability of our current results of operations to earlier periods. Several of the key issues affecting comparability are as follows:

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

▪
The receivable from the FDIC is adjusted immediately for reversals of previously recognized impairment and prospectively for reclassifications from nonaccretable difference to reflect the indemnified portion of the post-acquisition change in exposure; a corresponding reduction in noninterest income is also recorded immediately for reversals of previously established allowances or for reclassifications from nonaccretable difference, over the shorter of the remaining life of the related loan or loss share agreements;

•
When actual payments received on loans are greater than initial estimates, large nonrecurring discount accretion or reductions in the allowance for loan losses may be recognized during a specific period; discount accretion is recognized as an increase to interest income; reductions in the allowance for loan and lease losses are recorded with a reduction in the provision for loan and lease losses;

•
Adjustments to the receivable from the FDIC resulting from changes in estimated loan cash flows are based on the reimbursement provision of the applicable loss share agreement with the FDIC. Adjustments to the FDIC receivable partially offset the adjustment to the covered loan carrying value, but the rate of the change to the FDIC receivable relative to the change in the covered loan carrying value is not constant. The loss share agreements establish reimbursement rates for losses incurred within certain ranges. In some loss share agreements, higher loss estimates result in higher reimbursement rates, while in other loss share agreements, higher loss estimates trigger a reduction in the reimbursement rates. In addition, some of the loss share agreements include clawback provisions that require the purchaser to remit a payment to the FDIC in the event that the aggregate amount of losses is less than a loss estimate established by the FDIC. The adjustments to the FDIC receivable based on changes in loss estimates are measured based on the actual reimbursement rates and consider the impact of changes in the projected clawback payment. Table 3 provides details on the various reimbursement rates for each loss share agreement.

Table 3
LOSS SHARE PROVISIONS FOR FDIC-ASSISTED TRANSACTIONS

	Fair value at acquisition date	Losses/expenses incurred through 3/31/2013	Cumulative amount reimbursed by FDIC through 3/31/2013	Carrying value at March 31, 2013		Current portion of receivable due from (to) FDIC for 3/31/2013 filings	Receivable related to accretable yield as of 3/31/2013
				Receivable from FDIC	Payable to FDIC
Entity
	(dollars in thousands)
TVB - combined losses	$103,558	$187,033	$—	$35,028	$—	$—	$20,404
VB - combined losses	138,963	154,993	119,259	7,897	—	4,735	379
First Regional - combined losses	378,695	313,391	224,061	50,777	66,925	(6,802)	23,046
SAB - combined losses	89,734	90,816	69,936	27,479	2,610	2,717	18,226
United Western
Non-single family residential losses	112,672	108,486	87,435	23,822	15,109	(404)	10,234
Single family residential losses	24,781	3,271	1,533	12,124		1,084	1,040
CCB - combined losses	155,070	175,896	138,173	38,815	14,226	2,685	15,344
Total	$1,003,473	$1,033,886	$640,397	$195,942	$98,870	$4,015	$88,673

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

Fair value at acquisition date represents the initial fair value of the receivable, excluding the payable. Receivable related to accretable yield represents balances that, due to post-acquisition credit quality improvement, will be amortized over the shorter of the covered asset's life or the term of the loss share period.

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier investments typically carry a higher interest rate but expose us to potentially higher levels of default.

We have historically focused on maintaining high asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures with a concentration of owner-occupied real estate loans in the medical and related fields. The focus on asset quality also influences the composition of our investment securities portfolio. At March 31, 2013, government agency securities represented 59.6 percent of our investment securities portfolio, compared to residential mortgage-backed securities and U.S. Treasury securities, which represented 25.7 percent and 14.2 percent, respectively, of the investment securities portfolio. The balance of the portfolio includes state, county and municipal securities and common stock of other financial institutions. Overnight investments are selectively made with the Federal Reserve Bank and other financial institutions that are within our risk tolerance.

During the first quarter of 2013, interest-earning assets averaged $19.18 billion, an increase of $595.7 million or 3.2 percent from the first quarter of 2012. The increase was due to higher levels of investment securities and overnight investments offset, in part, by lower loan and leases.

Loans and leases. Noncovered loans increased $19.6 million from $11.49 billion at March 31, 2012, to $11.51 billion at March 31, 2013, but declined $67.0 million since December 31, 2012. Loans covered by loss share agreements with the FDIC totaled $1.62 billion at March 31, 2013, compared to $1.81 billion at December 31, 2012, and $2.18 billion at March 31, 2012. Noncovered loan demand remains extremely sluggish, while covered loan balances continue to decline due to repayments and charge-offs. Table 4 provides the composition of covered and noncovered loan and leases.

Commercial mortgage loans not covered by loss share agreements totaled $5.35 billion at March 31, 2013, 46.5 percent of noncovered loans and leases. The March 31, 2013, balance increased $10.8 million or 0.2 percent since December 31, 2012, and $224.6 million or 4.4 percent since March 31, 2012. The growth reflects our continued focus on small business customers, particularly among medical-related and other professional customers. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At March 31, 2013, revolving mortgage loans not covered by loss share agreements totaled $2.15 billion, representing 18.7 percent of total noncovered loans outstanding, a decrease of $59.3 million or 2.7 percent since December 31, 2012, and $131.3 million or 5.8 percent compared to March 31, 2012. The reduction in revolving mortgage loans from 2012 is a result of continued efforts by customers to reduce debt obligations.

At March 31, 2013, commercial and industrial loans not covered by loss share agreements equaled $1.66 billion or 14.4 percent of total noncovered loans and leases, a reduction of $64.0 million or 3.7 percent since December 31, 2012, and $77.6 million or 4.5 percent since March 31, 2012. Weak economic conditions have limited our ability to originate commercial and industrial loans that meet our underwriting standards.

Commercial construction and land development loans not covered by loss share agreements totaled $300.5 million or 2.6 percent of total noncovered loans at March 31, 2013, a decrease of $46.1 million or 13.3 percent since March 31, 2012. This decrease was driven by a general reduction in construction lending. Our March 31, 2013, noncovered construction and land development portfolio does not include significant exposure to builders to acquire, develop or construct homes in large tracts of real estate. Most of the construction portfolio relates to borrowers in North Carolina and Virginia where real estate values have declined less severely than other markets in which we operate.

Consumer loans not covered by loss share agreements totaled $385.6 million at March 31, 2013, down $65.5 million or 14.5 percent since March 31, 2012, and down $31.0 million or 7.4 percent from December 31, 2012. This decline is the result of the general contraction in consumer borrowing in 2013 and 2012 due to recessionary economic conditions and continued run-off in our automobile sales finance portfolio.

Residential mortgage loans not covered by loss share agreements totaled $834.9 million at March 31, 2013, up $41.3 million or 5.2 percent since March 31, 2012, and up $12.0 million or 1.5 percent from December 31, 2012. While the majority of residential mortgage loans that we originated in 2012 and 2013 were sold to investors, other loans are retained in the loan portfolio principally due to the nonconforming characteristics of the retained loans.

Table 4
LOANS AND LEASES

	March 31, 2013	December 31, 2012	March 31, 2012
	(dollars in thousands)
Covered loans	$1,621,327	$1,809,235	$2,183,869
Noncovered loans and leases:
Commercial:
Construction and land development	300,497	309,190	346,557
Commercial mortgage	5,352,594	5,341,839	5,127,948
Other commercial real estate	176,456	160,980	150,316
Commercial and industrial	1,662,124	1,726,126	1,739,724
Lease financing	336,329	330,679	315,704
Other	194,186	125,681	149,792
Total commercial loans	8,022,186	7,994,495	7,830,041
Noncommercial:
Residential mortgage	834,879	822,889	793,612
Revolving mortgage	2,150,800	2,210,133	2,282,138
Construction and land development	115,628	131,992	132,677
Consumer	385,587	416,606	451,061
Total noncommercial loans	3,486,894	3,581,620	3,659,488
Total noncovered loans and leases	11,509,080	11,576,115	11,489,529
Total loans and leases	$13,130,407	$13,385,350	$13,673,398

	March 31, 2013			December 31, 2012			March 31, 2012
	Impaired at acquisition date	All other covered loans	Total	Impaired at acquisition date	All other covered loans	Total	Impaired at acquisition date	All other covered loans	Total
Covered loans:	(dollars in thousands)
Commercial:
Construction and land development	$53,209	$151,315	$204,524	$71,225	$166,681	$237,906	$100,736	$209,865	$310,601
Commercial mortgage	101,397	847,055	948,452	107,281	947,192	1,054,473	122,876	1,072,665	1,195,541
Other commercial real estate	30,191	63,041	93,232	35,369	71,750	107,119	31,727	113,251	144,978
Commercial and industrial	6,149	39,544	45,693	3,932	45,531	49,463	17,397	75,864	93,261
Lease financing	—	—	—	—	—	—	—	45	45
Other	—	1,042	1,042	—	1,074	1,074	—	1,283	1,283
Total commercial loans	190,946	1,101,997	1,292,943	217,807	1,232,228	1,450,035	272,736	1,472,973	1,745,709
Noncommercial:
Residential mortgage	43,924	235,073	278,997	48,077	249,849	297,926	46,905	251,633	298,538
Revolving mortgage	9,788	27,351	37,139	9,606	29,104	38,710	14,125	35,891	50,016
Construction and land development	10,609	415	11,024	15,136	5,657	20,793	56,722	28,833	85,555
Consumer	—	1,224	1,224	—	1,771	1,771	1,453	2,598	4,051
Total noncommercial loans	64,321	264,063	328,384	72,819	286,381	359,200	119,205	318,955	438,160
Total covered loans	$255,267	$1,366,060	$1,621,327	$290,626	$1,518,609	$1,809,235	$391,941	$1,791,928	$2,183,869

Commercial mortgage loans covered by loss share agreements totaled $948.5 million at March 31, 2013, representing 58.5 percent of the total covered portfolio compared to $1.05 billion at December 31, 2012, and $1.20 billion at March 31, 2012. Commercial construction and land development loans covered by loss share agreements amounted to $204.5 million, or 12.6 percent of total covered loans at March 31, 2013, a decrease of $33.4 million from December 31, 2012, and $106.1 million from March 31, 2012. Covered residential mortgage loans totaled $279.0 million or 17.2 percent of the covered portfolio as of March 31, 2013, compared to $297.9 million or 16.5 percent of total covered loans at December 31, 2012, and $298.5 million or 13.7 percent of total covered loans at March 31, 2012. The changes in covered loan balances since December 31, 2012, and from March 31, 2012, reflect continued reductions of outstanding loans from the FDIC-assisted transactions from payments, charge-offs and foreclosure.

Although there are signs of improvement, economic conditions remain tenuous. As a result, we expect noncovered loan growth for the next several quarters to remain sluggish due to the generally weak demand for loans. Loan growth projections are subject to change due to further economic deterioration or improvement and other external factors.

Investment securities. Investment securities available for sale equaled $5.28 billion at March 31, 2013, compared to $5.23 billion at December 31, 2012, and $4.46 billion at March 31, 2012. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. Changes in the amount of our investment securities portfolio result from trends among loans and leases, deposits and short-term borrowings. When inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow overnight investments to decline and use proceeds from maturing securities to fund loan demand. Details of investment securities at March 31, 2013, December 31, 2012, and March 31, 2012, are provided in Table 5.

Table 5
INVESTMENT SECURITIES

	March 31, 2013				December 31, 2012		March 31, 2012
			Average	Taxable
		Fair	maturity (1)	equivalent		Fair		Fair
	Cost	value	(Yrs./mos.)	yield (1)	Cost	value	Cost	value
Investment securities available for sale:
U. S. Treasury:
Within one year	$450,166	$450,397	0/5	0.25%	$576,101	$576,393	$688,017	$688,176
One to five years	299,118	299,360	1/10	0.29	247,140	247,239	377,018	376,860
Total	749,284	749,757	1/0	0.27	823,241	823,632	1,065,035	1,065,036
Government agency:
Within one year	1,898,158	1,899,324	0/6	0.44	1,708,572	1,709,520	1,836,533	1,833,624
One to five years	1,249,205	1,250,717	2/0	0.42	1,343,468	1,345,684	1,022,664	1,021,761
Total	3,147,363	3,150,041	1/1	0.43	3,052,040	3,055,204	2,859,197	2,855,385
Residential mortgage-backed securities:
Within one year	2,086	2,120	0/9	3.67	3,397	3,456	241	239
One to five years	685,084	687,453	3/2	1.50	732,614	736,284	69,835	70,244
Five to ten years	180,466	181,393	6/11	1.77	193,500	195,491	67,219	67,673
Over ten years	481,129	487,136	17/3	2.70	385,700	394,426	145,411	152,752
Total	1,348,765	1,358,102	8/9	1.97	1,315,211	1,329,657	282,706	290,908
State, county and municipal:
Within one year	486	487	0/3	5.22	486	490	242	243
One to five years	—	—	—	—	—	—	359	371
Five to ten years	60	60	5/8	4.75	60	60	10	10
Over ten years	—	—	—	—	—	—	415	415
Total	546	547	0/10	5.16	546	550	1,026	1,039
Corporate bonds:
Within one year	—	—	—	—	—	—	225,214	226,428
Total	—	—	—	—	—	—	225,214	226,428
Other
Five to ten years	844	828	5/3	7.58	838	820	—	—
Equity securities	543	20,403			543	16,365	894	18,943
Total investment securities available for sale	5,247,345	5,279,678			5,192,419	5,226,228	4,434,072	4,457,739

Investment securities held to maturity:
Residential mortgage-backed securities:
One to five years	1,132	1,188	4/0	5.59	1,242	1,309	379	393
Five to ten years	18	10	8/7	4.54	18	11	1,201	1,306
Over ten years	79	124	16/0	7.10	82	128	108	145
Total investment securities held to maturity	1,229	1,322	4/10	5.67	1,342	1,448	1,688	1,844

Total investment securities	$5,248,574	$5,281,000			$5,193,761	$5,227,676	$4,435,760	$4,459,583

(1)
Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities exempt from federal and/or state income taxes are stated on a taxable yield basis assuming statutory rates of 35.0 percent.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits as well as short-term borrowings and long-term obligations. Deposits represent our primary funding source, although we have the ability to utilize non-deposit borrowings to stabilize our liquidity base and to fulfill commercial customer demand for treasury services. Interest-bearing liabilities totaled $14.17 billion as of March 31, 2013, down $347.8 million from March 31, 2012, due to continued customer migration of balances in interest-bearing accounts to demand deposit accounts, the continued reductions in deposits assumed in FDIC-assisted transactions, maturities of FHLB borrowings and the 2012 redemption of trust preferred securities.

Deposits. At March 31, 2013, total deposits equaled $18.06 billion, a decrease of $21.1 million or 0.1 percent since December 31, 2012, and an increase of $305.4 million or 1.7 percent since March 31, 2012. The increase resulted from growth in legacy markets, partially offset by a reduction in assumed deposits.

Core deposit retention remains a key business objective. While we believe that traditional bank deposit products remain an attractive option for many customers, as economic conditions improve, our liquidity position could be adversely affected as bank deposits are withdrawn and invested elsewhere. Our ability to fund future loan growth could be constrained unless we are able to generate new deposits at a reasonable cost.

Short-term borrowings. At March 31, 2013, short-term borrowings totaled $573.1 million compared to $568.5 million at December 31, 2012, and $678.0 million at March 31, 2012. The increase in short-term borrowings since December 31, 2012, is due to higher customer balances in our business and treasury services sweep products.

Long-term obligations. Long-term obligations equaled $444.3 million at March 31, 2013, down $0.7 million from December 31, 2012, and $205.6 million from March 31, 2012. The decrease since March 31, 2012, resulted from the early redemption of trust preferred securities in July 2012, repayment of debt obligations related to a prior revolving mortgage loan securitization, and maturities of FHLB obligations.

At March 31, 2013, and December 31, 2012, long-term obligations included $96.4 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, a special purpose entity and the grantor trust for $93.5 million of trust preferred securities. FCB/NC Capital Trust III's trust preferred securities mature in 2036 and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of FCB/NC Capital Trust III. The proceeds from the trust preferred securities were used to purchase the junior subordinated debentures issued by BancShares.

At March 31, 2012, long-term obligations included $251.7 million in junior subordinated debentures representing obligations to two special purpose entities, FCB/NC Capital Trust I and FCB/NC Capital Trust III (the Capital Trusts). The Capital Trusts were the grantor trusts for $243.5 million of trust preferred securities outstanding as of March 31, 2012. The proceeds from the trust preferred securities were used to purchase the junior subordinated debentures issued by BancShares. The $150.0 million in trust preferred securities issued by FCB/NC Capital Trust I had a scheduled maturity date in 2028 but were redeemed in whole in July 2012. BancShares has guaranteed all obligations of the Capital Trusts.

The Dodd-Frank Act contains provisions that, over a three-year period, will eliminate our ability to include the trust preferred securities in tier 1 capital. Beginning January 1, 2013, one-third of the outstanding trust preferred securities no longer qualified as tier 1 capital. All trust preferred securities will be excluded from tier 1 capital effective January 1, 2015. The inability to include the securities in tier 1 capital was the primary factor that resulted in our decision to redeem the trust preferred securities issued by FCB/NC Capital Trust I.

NET INTEREST INCOME

Interest income amounted to $220.6 million during the first quarter of 2013, a $26.1 million or 10.6 percent decrease from the first quarter of 2012. The decrease in interest income resulted from lower asset yields and a significant shift in asset composition resulting from a large reduction in average loans, offset by higher investment securities. Average interest-earning assets increased $595.7 million or 3.2 percent to $19.18 billion. The taxable-equivalent yield on interest-earning assets equaled 4.68 percent for the first quarter of 2013, compared to 5.36 percent for the corresponding period of 2012 as reflected in Table 6.

Interest income earned from loans and leases totaled $211.8 million during the first quarter of 2013, a $26.4 million or 11.1 percent reduction when compared to the same period of 2012, the combined result of a $532.4 million reduction in average loans and leases and a 47 basis point decline in the taxable-equivalent loan yield. During the fourth quarter of 2012, interest income earned on loans and leases totaled $270.8 million. The taxable-equivalent yield on loans during the first quarter of 2013 was 6.48 percent compared to 8.08 percent during the fourth quarter of 2012 and 6.95 percent during the first quarter of 2012. Accretion income on acquired loans totaled $79.9 million during the first quarter of 2013 compared to $110.6 million during the fourth quarter of 2012 and $64.9 million during the first quarter of 2012. The recognition of accretion income on acquired loans is significantly influenced by differences between initial cash flow estimates and changes to those estimates that evolve in subsequent periods. Accretion income in future periods will remain volatile but is likely to decrease as the balance of acquired loans continues to decline.
Interest income earned on the investment securities portfolio totaled $8.5 million during the first quarter of 2013 compared to $8.3 million during the same period of 2012. This decrease in income is the result of lower yields partially offset by an increase in average balances. The taxable-equivalent yield decreased 15 basis points from 0.82 percent in the first quarter of 2012 to 0.67 percent in the first quarter of 2013. This yield reduction was caused by significantly lower reinvestment rates on new securities compared to maturing and called securities. We anticipate the yield on investment securities will remain at current low levels until the Federal Reserve begins to raise the benchmark fed funds rates, an action that would likely lead to higher asset yields.
Interest expense amounted to $15.7 million during the first quarter of 2013, a $10.1 million or 39.1 percent decrease from the first quarter of 2012. The reduced level of interest expense resulted from lower rates and average balances. The rate on average interest-bearing liabilities equaled 0.45 percent during the first quarter of 2013, a 27 basis point decrease from the first quarter of 2012. Average interest-bearing liabilities decreased $338.4 million or 2.3 percent from the first quarter of 2012 to the first quarter of 2013 due to the run-off of deposits assumed in FDIC-assisted transactions and a reduction in long-term obligations resulting from the early redemption of trust preferred securities and maturities of FHLB borrowings.
Average interest-bearing deposits equaled $13.14 billion during the first quarter of 2013, a decrease of $28.2 million or 0.2 percent from the first quarter of 2012. Average money market accounts increased $664.9 million or 11.5 percent from the first quarter of 2012, due to customers holding available liquidity in flexible deposit accounts. During the first quarter of 2013, time deposits averaged $3.46 billion, down $1.02 billion or 22.7 percent from the first quarter of 2012, resulting from customer preference for non-time deposits.
For the quarters ended March 31, 2013, and March 31, 2012, short-term borrowings averaged $559.6 million and $632.3 million, respectively. The $72.7 million or 11.5 percent decrease in average short-term borrowings since the first quarter of 2012 is the result of maturities of FHLB debt during 2012.
Net interest income totaled $204.9 million during the first quarter of 2013, a decrease of $16.1 million or 7.3 percent from the first quarter of 2012. Lower current year net interest income and net yield on interest-earning assets resulted from loan shrinkage. During 2013 and 2012, growth in investment securities and reductions in average loans have caused the taxable-equivalent net yield on interest-earning assets to decline to 4.35 percent for the first quarter, down 45 basis points from the 4.80 percent recorded for the first quarter of 2012. Net interest income for the first quarter of 2013 included $79.9 million of accretion income, compared to $64.9 million in the first quarter of 2012.
Net interest income during the first quarter of 2013 represented a decrease of $58.1 million when compared to the $262.9 million recorded during the fourth quarter of 2012, primarily due to lower asset yields. The taxable-equivalent net yield on interest-earning assets for the first quarter of 2013 declined 109 basis points from the 5.44 percent recorded in the fourth quarter of 2012. A significant factor in the net interest income reduction was accretion income, which declined $30.7 million in the first quarter of 2013 when compared to $110.6 million of accretion income earned in the fourth quarter of 2012.
The continuing accretion of fair value discounts resulting from acquired loans will contribute to volatility in net interest income in future periods. Factors affecting the amount of accretion include unscheduled loan payments, changes in estimated cash flows and impairment. During 2012, many of the loans previously accounted for under the cost recovery method were transferred to an acquired loan accounting system and are now accreting yield. Fair value discounts related to non-pooled loans that have been repaid unexpectedly are accreted into interest income at the time the loan obligation is satisfied.

Table 6
Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Three Months

	2013			2012			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets	(dollars in thousands)
Loans and leases	$13,289,828	$212,271	6.48%	$13,822,226	$238,732	6.95%	$(9,783)	$(16,678)	$(26,461)
Investment securities:
U. S. Treasury	803,803	517	0.26	964,015	770	0.32	(118)	(135)	(253)
Government agency	3,096,761	3,466	0.45	2,611,298	4,512	0.69	679	(1,725)	(1,046)
Residential mortgage-backed securities	1,278,491	4,579	1.45	301,780	1,889	2.52	4,778	(2,088)	2,690
Corporate bonds	—	—	—	247,673	1,199	1.94	(600)	(599)	(1,199)
State, county and municipal	549	9	6.65	1,041	19	7.34	(9)	(1)	(10)
Other	17,326	76	1.78	15,353	131	3.43	12	(67)	(55)
Total investment securities	5,196,930	8,647	0.67	4,141,160	8,520	0.82	4,742	(4,615)	127
Overnight investments	693,550	357	0.21	621,239	313	0.20	32	12	44
Total interest-earning assets	19,180,308	$221,275	4.68%	18,584,625	$247,565	5.36%	$(5,009)	$(21,281)	$(26,290)
Cash and due from banks	508,417			534,135
Premises and equipment	881,023			864,355
Receivable from FDIC for loss share agreements	234,670			495,887
Allowance for loan and lease losses	(282,977)			(269,931)
Other real estate owned	150,870			197,868
Other assets	477,832			436,552
Total assets	$21,150,143			$20,843,491

Liabilities
Interest-bearing deposits:
Checking With Interest	$2,283,684	$143	0.03%	$2,049,885	$340	0.07%	$23	$(220)	$(197)
Savings	928,485	114	0.05	836,499	112	0.05	7	(5)	2
Money market accounts	6,463,186	3,185	0.20	5,798,321	4,272	0.30	417	(1,504)	(1,087)
Time deposits	3,460,968	6,871	0.81	4,479,784	11,748	1.05	(2,432)	(2,445)	(4,877)
Total interest-bearing deposits	13,136,323	10,313	0.32	13,164,489	16,472	0.50	(1,985)	(4,174)	(6,159)
Short-term borrowings	559,649	704	0.51	632,345	1,391	0.88	(134)	(553)	(687)
Long-term obligations	444,539	4,705	4.23	682,067	7,937	4.65	(2,639)	(593)	(3,232)
Total interest-bearing liabilities	14,140,511	$15,722	0.45%	14,478,901	$25,800	0.72%	$(4,758)	$(5,320)	$(10,078)
Demand deposits	4,786,342			4,334,324
Other liabilities	345,845			150,752
Shareholders' equity	1,877,445			1,869,613
Total liabilities and shareholders' equity	$21,150,143			$20,833,590
Interest rate spread			4.23%			4.64%
Net interest income and net yield
on interest-earning assets		$205,553	4.35%		$221,765	4.80%	$(251)	$(15,961)	$(16,212)
Loans and leases include loans covered under loss share agreements, loans not covered under loss share agreements, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $671 and $813 for 2013 and 2012, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

NONINTEREST INCOME

Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income have traditionally consisted of cardholder and merchant services income, service charges on deposit accounts and revenues derived from wealth management services. During 2013 and 2012, noninterest income has been significantly influenced by post-acquisition adjustments to the receivable from the FDIC resulting from the FDIC-assisted transactions.

Table 7
NONINTEREST INCOME

	Three months ended March 31
	2013	2012

Cardholder and merchant services	$23,557	$22,450
Service charges on deposit accounts	14,999	14,846
Wealth management services	14,515	13,755
Fees from processing services	5,619	8,562
Securities gains (losses)	58	(45)
Other service charges and fees	3,766	3,441
Mortgage income	3,788	2,924
Insurance commissions	2,980	2,756
ATM income	1,168	1,455
Adjustments to FDIC receivable for loss share agreements	(24,053)	(26,796)
Other	11,116	3,595
Total noninterest income	$57,513	$46,943
During the first three months of 2013, noninterest income amounted to $57.5 million, compared to $46.9 million during the same period of 2012. The majority of the $10.6 million increase during 2013 is due to the sale of the processing services line of business, adjustments to the FDIC receivable for loss share agreements, cardholder and merchant services, and wealth management services income.

Other noninterest income includes $7.5 million generated from the sale of our rights and most of our obligations under various service agreements with client banks, some of which are Related Persons. Net of asset impairments and severance costs recorded in conjunction with the sale that are included in noninterest expense, we recorded a net gain of $5.5 million. We will continue to provide processing services to First Citizens Bank and Trust Company, Inc. (FCB-SC), a Related Person and our largest client bank, pursuant to a Master Services Agreement, which is attached as Exhibit 10.2.

The gain recorded during the first quarter was partially offset by a reduction in the fees from processing services, which declined $2.9 million or 34.4 percent during the first three months of 2013 when compared to 2012. As a result of the non-retained service agreements, fees from processing services totaled $5.6 million during the first quarter of 2013, compared to $8.6 million during the first quarter of 2012. The large reduction will continue in future periods. Fees from processing services generated by all banks other than FCB-SC totaled $19.2 million during 2012.

Changes in the FDIC receivable resulting from post-acquisition improvement and deterioration of covered assets is generally offset by an adjustment to noninterest income. Increases in the FDIC receivable for deterioration in covered assets has a favorable impact on noninterest income, while reductions in the FDIC receivable for improvements in covered assets has an unfavorable impact on noninterest income. As a result of adjustments to the receivable from the FDIC, noninterest income was reduced by $24.1 million during the first quarter of 2013, compared to $43.8 million during the fourth quarter of 2012 and $26.8 million during the first quarter of 2012. For each period, the reductions in noninterest income corresponded to writedowns of the FDIC receivable resulting from net improvements in estimated cash flows related to covered assets.

Cardholder and merchant services generated $23.6 million during the first quarter of 2013, an increase of $1.1 million or 4.9 percent compared to the first quarter of 2012, the result of improved merchant revenue. Income from wealth management services totaled $14.5 million during the first quarter of 2013, compared to $13.8 million during the first quarter of 2012, an increase of $760,000 or 5.5 percent due to favorable market conditions.

Service charges on deposit accounts equaled $15.0 million and $14.8 million for the first quarter of 2013 and 2012, respectively, resulting in a modest 1.0 percent increase. Mortgage income equaled $3.8 million and $2.9 million for the first quarters of 2013 and 2012, respectively, a $864,000 increase from 2012.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities and equipment and software costs for our branch offices and our technology and operations infrastructure.

Table 8
NONINTEREST EXPENSE

	Three months ended March 31
	2013	2012

Salaries and wages	$76,119	$75,684
Employee benefits	25,019	20,249
Occupancy expense	18,809	18,607
Equipment expense	18,946	18,166
FDIC insurance expense	2,666	3,057
Foreclosure-related expenses	4,305	4,590
Collection	5,274	5,939
Processing fees paid to third parties	4,381	3,149
Consultant	1,626	601
Advertising	297	1,363
Other	36,913	31,926
Total noninterest expense	$194,355	$183,331

Noninterest expense equaled $194.4 million for the first three months of 2013, an $11.0 million or 6.0 percent increase from the $183.3 million recorded during the same period of 2012.

For the first quarter of 2013, noninterest expense included a $4.8 million increase in employee benefits expense due to a $2.8 million increase in pension expense resulting from a lower discount rate during 2013. Employee health costs also increased during 2013.

Equipment expense increased $780,000 or 4.3 percent during the first quarter of 2013 due to higher software depreciation. Equipment expenses will increase in future periods as we continue an effort to update our core technology systems and related business processes. The project begins in 2013 and will continue until 2016 with total costs estimated at $100.0 million. As each phase of the project is completed, we anticipate that equipment expense, including depreciation expense for software and hardware investments and related maintenance expense, will increase.

Processing fees paid to third parties increased $1.2 million or 39.1 percent during the first quarter of 2013, primarily due to increases related to mobile banking and outsourcing our commercial lockbox function.

Other noninterest expense includes $1.4 million of fixed asset writedowns that resulted from the previously-discussed sale of the service agreements with client banks. The writedowns related to prior technology investments that became impaired as a result of that transaction.

INCOME TAXES

We monitor and evaluate the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. On a periodic basis, we evaluate our income tax positions based on current tax law, positions taken by various tax auditors within the jurisdictions where BancShares is required to file income tax returns, as well as potential or pending audits or assessments by such tax auditors.

Income tax expense totaled $31.1 million and $18.4 million for the first quarters of 2013 and 2012, representing effective tax rates of 35.8 percent and 34.1 percent during the respective periods. The higher effective tax rate results from the impact of various favorable permanent differences on higher pre-tax income in 2013.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

We are committed to effectively managing our capital to protect our depositors, creditors and shareholders. We continually monitor the capital levels and ratios for BancShares and FCB to ensure they comfortably exceed the minimum requirements imposed by regulatory authorities and to ensure they are appropriate, given growth projections, risk profile and potential changes in the regulatory environment. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements. Table 9 provides information on capital adequacy for BancShares as of March 31, 2013, December 31, 2012, and March 31, 2012.

Table 9
ANALYSIS OF CAPITAL ADEQUACY

	March 31, 2013	December 31, 2012	March 31, 2012	Regulatory minimum	Well-capitalized requirement
	(dollars in thousands)
Tier 1 capital	$1,972,088	$1,949,985	$2,108,473
Tier 2 capital	229,865	229,385	251,442
Total capital	$2,201,953	$2,179,370	$2,359,915
Risk-adjusted assets	$13,601,048	$13,663,353	$13,394,789
Risk-based capital ratios
Tier 1 capital	14.50%	14.27%	15.74%	4.00%	6.00%
Total capital	16.19	15.95	17.62	8.00	10.00
Tier 1 leverage ratio	9.36	9.22	10.16	3.00	5.00

BancShares continues to exceed minimum capital standards and FCB remains well-capitalized.

As of July 1, 2012, our board granted authority to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, through June 30, 2013. During 2012, we purchased and retired 56,276 shares of Class A common stock and 100 shares of Class B common stock pursuant to the July 1, 2012, board authorization. During the first quarter of 2013, BancShares purchased and retired 1,973 shares of Class A common stock pursuant to the existing authorization. As of March 31, 2013, BancShares had the ability to purchase 41,751 and 24,900 shares of Class A and Class B common stock, respectively, under existing authorizations.

The Dodd-Frank Act contains provisions that gradually phase out our ability to include trust preferred capital securities in tier 1 capital. As of March 31, 2013, one-third of our trust preferred capital securities were excluded from tier 1 capital. After excluding the $31.2 million no longer eligible, BancShares had $62.3 million of trust preferred capital securities included in tier 1 capital as of March 31, 2013, compared to $93.5 million at December 31, 2012, and $243.5 million at March 31, 2012. Due to the Dodd-Frank exclusion, excessive liquidity and the high coupon rate, BancShares redeemed $150.0 million of trust preferred securities on July 31, 2012.

BancShares’ remaining $62.3 million in trust preferred capital securities that currently qualify as tier 1 capital will be phased out in equal increments of $31.2 million during 2014 and 2015. Elimination of all trust preferred capital securities from the March 31, 2013, capital structure would result in a proforma tier 1 leverage capital ratio of 9.07 percent, a tier 1 risk-based capital ratio of 14.04 percent, and a total risk-based capital ratio of 15.73 percent. On a proforma basis assuming disallowance of all trust preferred capital securities, BancShares and FCB continue to remain well-capitalized under current regulatory guidelines.

Tier 2 capital of BancShares and FCB includes qualifying subordinated debt that was issued in 2005 with a scheduled maturity date of June 1, 2015. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in tier 2 capital by 20 percent for each year until the debt matures. The amount of subordinated debt that qualifies as tier 2 capital totaled $50.0 million as of March 31, 2013, compared to $75.0 million at March 31, 2012. The amount of subordinated debt eligible to be included in tier 2 capital will decline to $25.0 million in the second quarter of 2013 and will be completely removed from tier 2 capital in the second quarter of 2014. Tier 2 capital is part of total risk-based capital, reflected in Table 9.

In September 2010, the Basel Committee on Banking Supervision announced new global regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for bank holding companies through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and exposure. In June 2012, the Federal Reserve released proposed rules regarding implementation of the Basel III regulatory capital rules for United States banking organizations. The proposed rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the proposed rules include the total phase-out from tier 1 capital of trust preferred securities for all banks, a capital conservation buffer of 2.50 percent above minimum capital ratios, inclusion of accumulated other comprehensive income in tier 1 common equity, inclusion in tier 1 capital of perpetual preferred stock and an effective minimum tier 1 common equity ratio of 7.00 percent. Final rules are expected to be issued in 2013. While we have estimated the impact the proposed rules would have on our capital ratios, we are unable at this time to predict how the final rules will differ from the proposed rules and the effective date of the final rules. We continue to monitor Basel III developments and remain committed to managing our capital levels in a prudent manner. BancShares' tier 1 common equity ratio based on the current tier 1 capital and risk-weighted assets calculations, excluding trust preferred securities, is 14.04 percent at March 31, 2013, compared to the fully phased-in Federal Reserve standards of 7.00 percent. Tier 1 common equity ratio is calculated in Table 10.

Table 10
TIER 1 COMMON EQUITY

March 31, 2013
(dollars in thousands)
Tier 1 capital	$1,972,088
Less: restricted core capital	62,333
Tier 1 common equity	$1,909,755
Risk-adjusted assets	$13,601,048

Tier 1 common equity ratio	14.04%

GOODWILL IMPAIRMENT

GAAP requires that we perform an impairment test each year to determine if goodwill is impaired. Annual impairment tests are conducted as of July 31 each year. We performed the annual goodwill impairment test during the third quarter of 2012 and there was no impairment of goodwill.

In addition to the annual testing requirement, we are required to test goodwill for impairment for various other events including significant adverse changes in the business climate. The test considers various qualitative and quantitative factors to determine whether impairment exists. As of March 31, 2013, the book value of our common stock was $199.46, compared to a market price of $182.70. If the stock price deteriorates further or remains below book value for a sustained period, subsequent impairment tests may determine that goodwill impairment exists. An impairment charge could have a significant impact on our consolidated income statement. However, a goodwill impairment charge would not impact our capital ratios as those ratios are calculated using tangible capital amounts.

RISK MANAGEMENT

Effective risk management is critical to our success. The most significant risks we confront are credit, interest rate and liquidity risk. Credit risk is the risk of not collecting payments pursuant to the contractual terms of loan, lease and investment assets. Interest rate risk results from changes in interest rates which may impact the re-pricing of assets and liabilities in different amounts or at different dates. Liquidity risk is the risk that we will be unable to fund obligations to loan customers, depositors or other creditors. To manage these risks as well as other risks that are inherent in our operation and to provide reasonable assurance that our long-term business objectives will be attained, various policies and risk management processes identify, monitor and manage risk within appropriate ranges. Management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.

In response to the requirements of the Dodd-Frank Act, federal regulators released final stress testing rules on October 9, 2012. The annual stress test is a component of a broader stress testing framework that was finalized in late 2012. Implementation of the annual stress testing requirement has been delayed until September 30, 2013, for institutions, such as BancShares, with total assets of $10.00 billion to $50.00 billion. Through the stress testing program that has been implemented, BancShares and FCB satisfactorily comply with the 2012 stress testing regulations as well as guidance for ongoing bank-level stress testing published in May 2012. The results of the stress testing activities will be considered in combination with other risk management and monitoring practices to maintain an effective risk management program.

Credit risk management. The maintenance of excellent asset quality has historically been one of our key performance measures. Loans and leases not covered by loss share agreements with the FDIC were underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Loans covered by loss share agreements with the FDIC were recorded at fair value at the date of the acquisition and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses to ensure compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by geographic location, industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain adequate allowances for loan and lease losses that are inherent in the loan and lease portfolio.

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

We have historically carried a significant concentration of real estate secured loans. Within our noncovered loan portfolio, we mitigate that exposure through our underwriting policies that primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner occupied. At March 31, 2013, loans secured by real estate not covered by loss share agreements totaled $8.93 billion or 77.6 percent of total noncovered loans and leases compared to $8.98 billion or 77.5 percent of noncovered loans and leases at December 31, 2012, and $8.83 billion or 76.9 percent at March 31, 2012.

Among real estate secured loans, our revolving mortgage loans present a heightened risk due to long commitment periods during which the financial position of individual borrowers or collateral values may deteriorate significantly. In addition, a large percentage of our revolving mortgage loans are secured by junior liens. Substantial declines in collateral values could cause junior lien positions to become effectively unsecured. Revolving mortgage loans secured by real estate amounted to $2.15 billion, or 18.7 percent of loans not covered by loss share agreements at March 31, 2013, compared to $2.21 billion or 19.1 percent at December 31, 2012, and $2.28 billion or 19.9 percent at March 31, 2012.

We have not acquired revolving mortgages in the secondary market nor have we originated these loans to customers outside of our market areas. All noncovered revolving mortgage loans were originated by us and were underwritten based on our standard lending criteria. The revolving mortgage loan portfolio consists largely of variable rate lines of credit which allow customer draws during the entire contractual period of the line of credit, typically 15 years. Approximately 85 percent of outstanding balances at March 31, 2013, require interest-only payments, while the remaining require monthly payments equal to 1.5 percent of the outstanding balance. Approximately 89.9 percent of the revolving mortgage portfolio relates to properties in North Carolina and Virginia. Approximately 34.9 percent of the loan balances outstanding are secured by senior collateral positions while the remaining 65.1 percent are secured by junior liens.

Due to higher default risk resulting from financial strain facing our borrowers and lower collateral values, during 2012, we engaged a third party to obtain credit quality data on certain of our junior lien revolving mortgage loans. After gathering information on current lien position and delinquency status for both our junior lien position and the related senior lien, we considered whether the new data indicated that changes in loss estimates were required. The lien positions obtained by the third party closely matched the data in our loan systems that we had used to calculate the allowance for loan and lease losses. In addition, the data collected indicated that 97.0 percent of the sampled junior liens that were current as to payment status on the junior lien were also current on the related senior lien. Only 1.4 percent of the sampled junior liens had senior liens with more severe delinquency status compared to the related junior lien. Management concluded the credit quality and the probability of default of the senior liens was generally consistent with our junior lien historical results. The allowance for our revolving mortgage loans is calculated using estimated loss rates with primary consideration placed on losses sustained in recent periods.  When considering future losses, we apply subjective adjustments to actual prior losses if we believe we may experience different levels of losses in future periods due to the various risks applicable to revolving mortgage loans including junior lien positions, trends in real estate valuations and potentially higher interest rates.

Noncovered loans and leases to borrowers in medical, dental or related fields totaled $3.11 billion as of March 31, 2013, which represents 27.0 percent of loans and leases not covered by loss share agreements, compared to $3.02 billion or 26.1 percent of noncovered loans and leases at December 31, 2012, and $3.19 billion or 27.8 percent of noncovered loans and leases at March 31, 2012. The credit risk of this industry concentration is mitigated through our underwriting policies that emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10 percent of total noncovered loans and leases outstanding at March 31, 2013.

Nonperforming assets include nonaccrual loans and leases and OREO that are both covered and not covered by FDIC loss share agreements. With the exception of certain residential mortgage loans, the accrual of interest on noncovered loans and leases is discontinued when we deem that collection of additional principal or interest is doubtful. Noncovered loans and leases are returned to accrual status when both principal and interest are current and the asset is determined to be performing in accordance with the terms of the loan instrument. The accrual of interest on certain residential mortgage loans is discontinued when a loan is more than three monthly payments past due and resumes when the loan is less than three monthly payments past due. Accretion of income for covered loans is discontinued when we are unable to estimate the amount or timing of cash flows. This designation may be made at acquisition date or subsequent to acquisition date, including at maturity when no formal repayment plan has been established. Covered loans may begin or resume accretion of income if information becomes available that allows us to estimate the amount or timing of future cash flows. See Table 11 for details on nonperforming assets and other risk elements.

At March 31, 2013, BancShares’ nonperforming assets amounted to $273.2 million or 2.1 percent of total loans and leases plus OREO, compared to $310.4 million or 2.3 percent at December 31, 2012, and $549.1 million or 4.0 percent at March 31, 2012. Of the $273.2 million in nonperforming assets at March 31, 2013, $145.8 million is covered by FDIC loss share agreements while the remaining $127.4 million is not covered by loss share agreements. Nonperforming assets not covered by loss share agreements represent 1.1 percent of noncovered loans, leases and OREO at March 31, 2013, compared to 1.0 percent at March 31, 2012.

Covered nonaccrual loans equaled $43.9 million as of March 31, 2013, compared to $74.5 million at December 31, 2012, and $292.2 million at March 31, 2012. The reduction in covered nonaccrual loans as of March 31, 2013, results primarily from the late-2012 deployment of the acquired loan accounting system, which resulted in accretion income being recognized on loans previously classified as nonaccrual and accounted for under the cost recovery method. Noncovered nonaccrual loans decreased $7.3 million from December 31, 2012, to March 31, 2013, the net result of decreases in commercial mortgage and commercial construction and land development loans.

OREO includes foreclosed property and branch facilities that we have closed but not sold. Noncovered OREO totaled $44.8 million at March 31, 2013, compared to $43.5 million at December 31, 2012, and $48.1 million at March 31, 2012. At March 31, 2013, construction and land development properties including vacant land for development represented 37.7 percent of OREO. Vacant land values have experienced an especially steep decline during the economic slowdown due to a significant drop in demand and values may continue to decline if demand remains weak.

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

At March 31, 2013, the allowance for loan and lease losses allocated to noncovered loans totaled $176.5 million or 1.53 percent of loans and leases not covered by loss share agreements, compared to $179.0 million or 1.55 percent at December 31, 2012, and $186.4 million or 1.62 percent at March 31, 2012. The reduction in the allowance for noncovered loan and lease losses from March 31, 2012, was primarily due to reductions in allowance for loans evaluated collectively for impairment, partially offset by higher allowances recorded for loans evaluated individually for impairment. The allowance for loans collectively evaluated for impairment has decreased $15.0 million due to a significantly larger portion of the loan portfolio evaluated for individual impairment.The allowance for loans individually evaluated for impairment has increased by $4.2 million since March 31, 2012, primarily due to a lower threshold used to identify impaired loans and reductions in collateral values.

An additional allowance of $96.5 million relates to covered loans at March 31, 2013, established as a result of post-acquisition deterioration in credit quality for covered loans. The allowance for covered loans equaled $86.1 million at March 31, 2012. The allowance for covered loans has increased since March 31, 2012, due to post-acquisition deterioration, partially offset by charge-offs that have been recorded and the reversal of previously recorded credit- and timing-related impairment.

Management considers the allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at March 31, 2013, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.

The provision for noncovered loan and lease losses recorded during the first quarter of 2013 equaled $4.0 million, compared to $21.1 million during the first quarter of 2012. The reduction in provision for noncovered loans and leases was primarily the result of reduced loss estimates, lower charge-offs and lower provisions for loans between $500,000 and $1.0 million now individually evaluated for impairment.

During the first quarter of 2013, we recorded a credit to provision expense of $22.6 million for covered loans compared to provision expense of $62.3 million during the fourth quarter of 2012 and $9.6 million recorded during the first quarter of 2012. The favorable change compared to the prior periods resulted from the reversal of previously-identified post-acquisition deterioration of acquired loans covered by loss share agreements with the FDIC resulting from changes in estimates or payoffs. The increased provision expense recognized during the fourth quarter of 2012 primarily related to newly-identified impairment, including credit-related impairment and timing-related impairment resulting from changes in the projected loss dates. To the extent deterioration is covered by a loss share agreement, we also record a corresponding adjustment to the FDIC receivable with an offset to noninterest income for the covered credit-related portion at the appropriate indemnification rate. Impairment related to the timing of cash flows does not trigger adjustments to the FDIC receivable. Due to the imprecision of actual results when compared to prior estimates, the amount of covered loan provision expense is subject to significant volatility. That volatility is even more significant due to our limited use of loan pools for accounting purposes.

Exclusive of losses related to covered loans, net charge-offs equaled $6.5 million during the first quarter of 2013, compared to $15.6 million during the first quarter of 2012. On an annualized basis, net charge-offs represented 0.23 percent of average noncovered loans and leases during the first quarter of 2013 compared to 0.54 percent during the first quarter of 2012. Net charge-offs on covered loans equaled $20.9 million in the first quarter of 2013 compared to $12.7 million recorded in the first quarter of 2012. Loss estimates for most covered loans are made at the individual loan level using loan-specific information. Therefore, fluctuations in charge-off levels on covered loans are not necessarily indicative of future performance of other covered loans.

Table 11 provides details concerning the allowance for loan and lease losses during the past five quarters.

Table 11
ALLOWANCE FOR LOAN AND LEASE LOSS EXPERIENCE AND RISK ELEMENTS

	2013	2012
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands)
Allowance for loan and lease losses at beginning of period	$319,018	$276,554	$272,929	$272,500	$270,144
Provision for loan and lease losses:
Covered by loss share agreements	(22,622)	62,332	10,226	18,678	9,603
Not covered by loss share agreements	4,016	2,548	7,397	10,989	21,112
Net charge-offs of loans and leases:
Charge-offs	(28,944)	(23,969)	(15,196)	(30,934)	(30,379)
Recoveries	1,551	1,553	1,198	1,696	2,020
Net charge-offs of loans and leases	(27,393)	(22,416)	(13,998)	(29,238)	(28,359)
Allowance for loan and lease losses at end of period	$273,019	$319,018	$276,554	$272,929	$272,500
Allowance for loan and lease losses at end of period allocated to loans and leases:
Covered by loss share agreements	$96,473	$139,972	$90,507	$87,797	$86,117
Not covered by loss share agreements	176,546	179,046	186,047	185,132	186,383
Allowance for loan and lease losses at end of period	$273,019	$319,018	$276,554	$272,929	$272,500
Detail of net charge-offs of loans and leases:
Covered by loss share agreements	$20,877	$12,867	$7,516	$16,998	$12,747
Not covered by loss share agreements	6,516	9,549	6,482	12,240	15,612
Total net charge-offs	$27,393	$22,416	$13,998	$29,238	$28,359
Reserve for unfunded commitments	$7,744	$7,692	$7,999	$7,869	$7,789
Average loans and leases:
Covered by loss share agreements	$1,697,776	$1,825,491	$1,916,305	$2,076,199	$2,254,636
Not covered by loss share agreements	11,592,052	11,532,437	11,534,859	11,535,335	11,567,590
Loans and leases at period-end:
Covered by loss share agreements	1,621,327	1,809,235	1,897,097	1,999,351	2,183,869
Not covered by loss share agreements	11,509,080	11,576,115	11,455,233	11,462,458	11,489,529
Risk Elements
Nonaccrual loans and leases:
Covered by loss share agreements	$43,882	$74,479	$142,696	$271,381	$292,229
Not covered by loss share agreements	82,583	89,845	75,255	69,406	66,363
Other real estate:
Covered by loss share agreements	101,901	102,577	116,405	117,381	142,418
Not covered by loss share agreements	44,828	43,513	45,063	49,454	48,092
Total nonperforming assets	$273,194	$310,414	$379,419	$507,622	$549,102
Nonperforming assets covered by loss share agreements	$145,783	$177,056	$259,101	$388,762	$434,647
Nonperforming assets not covered by loss share agreements	127,411	133,358	120,318	118,860	114,455
Total nonperforming assets	$273,194	$310,414	$379,419	$507,622	$549,102
Accruing loans and leases greater than 90 days past due:
Covered by loss share agreements	$278,687	$281,000	$248,573	$254,580	$268,403
Not covered by loss share agreements	12,301	11,272	14,071	12,907	13,828
Ratios
Net charge-offs (annualized) to average loans and leases:
Covered by loss share agreements	4.99%	2.80%	1.56%	3.29	2.27%
Not covered by loss share agreements	0.23	0.33	0.22	0.43	0.54
Allowance for loan and lease losses to total loans and leases:
Covered by loss share agreements	5.95	7.74	4.77	4.39	3.94
Not covered by loss share agreements	1.53	1.55	1.62	1.62	1.62
Nonperforming assets to total loans and leases plus other real estate:
Covered by loss share agreements	8.46	9.26	12.87	18.37	18.68
Not covered by loss share agreements	1.10	1.15	1.05	1.03	0.99
Total	2.06	2.29	2.81	3.72	3.96

Restructured loans (TDRs) not covered by loss share agreements that are performing under their modified terms equaled $85.6 million at March 31, 2013, compared to $89.1 million at December 31, 2012, and $114.9 million at March 31, 2012. Total covered and noncovered restructured loans as of March 31, 2013, equaled $320.6 million, $242.5 million of which are performing under their modified terms. TDRs are selectively made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. These modifications are typically executed only when customers are current on their payment obligation and we believe the modification will result in avoidance of default. Typical modifications include short-term deferral of interest or modification of payment terms. Nonperforming TDRs are not accruing interest and are included as risk elements within nonaccrual loans and leases in Table 11. Table 11 does not include performing TDRs, which are accruing interest based on the restructured terms. Table 12 provides details on performing and nonperforming TDRs as of March 31, 2013, December 31, 2012, and March 31, 2012.

Table 12
TROUBLED DEBT RESTRUCTURINGS

	March 31, 2013	December 31, 2012	March 31, 2012
Performing TDRs:	(dollars in thousands)
Covered by loss share agreements	$156,862	$164,256	$121,778
Not covered by loss share agreements	85,621	89,133	114,944
Total performing TDRs	242,483	253,389	236,722
Nonperforming TDRs:
Covered by loss share agreements	25,549	28,951	44,079
Not covered by loss share agreements	52,610	50,830	37,522
Total nonperforming TDRs	78,159	79,781	81,601
All TDRs:
Covered by loss share agreements	182,411	193,207	165,857
Not covered by loss share agreements	138,231	139,963	152,466
Total TDRs	$320,642	$333,170	$318,323

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

We assess our interest rate risk by simulating future amounts of net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Certain variable rate products, including revolving mortgage loans, have interest rate floors. Due to the existence of contractual floors on loans, competitive pressures that constrain our ability to reduce deposit interest rates and the extraordinarily low current level of interest rates, it is highly unlikely that the rates on most interest-earning assets and interest-bearing liabilities can decline materially from current levels. In our simulations, we do not calculate rate shocks, rate ramps or market value of equity for declining rate scenarios and assume the prime interest rate will not move below the March 31, 2013, rate of 3.25 percent. Our rate shock simulations indicate that, over a 24-month period, net interest income will increase by 5.1 percent, 4.1 percent and 1.1 percent with rates rising 200- and 300- and 400-basis points respectively. Our shock projections incorporate assumptions of likely customer migration of short-term deposit instruments to long-term, higher-rate instruments as rates rise. We also utilize the market value of equity as a tool in measuring and managing interest rate risk. As of March 31, 2013, the market value of equity calculated with 200-, 300- and 400-basis point immediate increases in interest rates equal 9.7 percent, 9.3 percent and 8.7 percent, respectively. The projected market value of equity under a stable rate scenario equals 10.1 percent.

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk. However, we have entered into an interest rate swap to synthetically convert the variable rate on $93.5 million of junior subordinated debentures to a fixed rate of 5.50 percent through June 2016. The interest rate swap qualifies as a hedge under GAAP.

Liquidity risk management. Liquidity risk results from the mismatching of asset and liability cash flows and the potential inability to secure adequate amounts of funding from traditional sources of liquidity at a reasonable cost. We manage this risk by structuring our balance sheet prudently and by maintaining various noncore funding sources to fund potential cash needs. Our primary source of funds has historically been our large retail and commercial customer base, which continues to provide a stable base of core deposits. Core deposits are our largest and most cost-effective source of funding. We also maintain access to various types of noncore funding, including advances from the FHLB of Atlanta, federal funds arrangements with correspondent banks, brokered and CDARS deposits and a line of credit from a correspondent bank. Short-term borrowings resulting from commercial treasury customers are also a recurring source of liquidity, although the majority of those borrowings must be collateralized, thereby potentially restricting the use of the resulting liquidity.

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

One of our principal sources of noncore funding is advances from the FHLB of Atlanta. Outstanding FHLB advances equaled $195.3 million as of March 31, 2013, and we had sufficient collateral pledged to secure $1.31 billion of additional borrowings. Additionally, we maintain federal funds lines of credit and other borrowing facilities. At March 31, 2013, BancShares had contingent access to $475.0 million in unsecured borrowings through its various sources.

Once we have satisfied our loan demand and other funding needs, residual liquidity is held in cash or invested in overnight investments and investment securities available for sale. Net of amounts pledged for various purposes, the amount of such immediately-available balance sheet liquidity approximated $2.61 billion at March 31, 2013, compared to $1.40 billion at December 31, 2012, and $1.47 billion at March 31, 2012.

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

Additional information relating to legal proceedings is set forth in Note J of BancShares' Notes to Unaudited Consolidated Financial Statements.

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

The Dodd-Frank Act also imposes new regulatory capital requirements for banks that will result in the disallowance of qualified trust preferred capital securities as tier 1 capital beginning in 2013. This legislation requires the reduction in tier 1 capital by the amount of qualified trust preferred capital securities in equal increments over a three-year period beginning in 2013. As of March 31, 2013, BancShares had $62.3 million in trust preferred capital securities that were outstanding and included as tier 1 capital following the July 31, 2012, redemption of $150.0 million of trust preferred capital securities. The remaining $62.3 million in trust preferred capital securities will be eliminated from tier 1 capital in installments of $31.2 million in 2014 and 2015.

In June 2012, the Federal Reserve released proposed rules regarding implementation of the Basel III regulatory capital rules for United States banking organizations. The proposed rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the proposed rules include the total phase-out from tier 1 capital of trust preferred securities for all banks, a capital conservation buffer of 2.50 percent above minimum capital ratios, inclusion of accumulated other comprehensive income in tier 1 common equity, inclusion in tier 1 capital of perpetual preferred stock, and an effective floor for tier 1 common equity of 7.00 percent. Final rules are expected to be adopted in 2013. While we have estimated the impact that the proposed rules would have on our capital ratios, we are unable at this time to predict how the final rules will differ from the proposed rules and the effective date of the final rules. We will continue to monitor Basel III developments and remain committed to managing our capital levels in a prudent manner. BancShares' tier 1 common equity ratio based on the current tier 1 capital and risk-adjusted assets calculations (excluding trust preferred securities) is 14.04 percent at March 31, 2013, compared to the proposed fully phased-in Federal Reserve standards of 7.00 percent.

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

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of March 31, 2013, BancShares’ market risk profile has not changed significantly from December 31, 2012. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares' internal control over financial reporting occurred during the first quarter of 2013 that had materially affected or is reasonably likely to materially affect, BancShares' internal control over financial reporting.

PART II

Item 1A.	Risk Factors

The risks and uncertainties that management believes are material are described below. The risks listed are not the only risks that BancShares faces. Additional risks and uncertainties that are not currently known or that management does not currently deem to be material could also have a material adverse impact on our financial condition, the results of our operations or our business. If this were to occur, the market price of our common stock could decline significantly.

Unfavorable economic conditions could continue to adversely affect our business

Our business is highly affected by national, regional and local economic conditions. These conditions cannot be predicted or controlled and may have a material impact on our operations and financial condition. Unfavorable economic developments beginning in 2008 have resulted in negative effects on the business, risk profile, financial condition and results of operations of financial institutions in the United States, including BancShares and FCB. Continued unfavorable economic conditions could weaken the national economy further as well as the economies of communities that we serve. Further economic deterioration in our market areas could depress our earnings and have an adverse impact on our financial condition and capital adequacy.

Weakness in real estate markets and exposure to junior liens have adversely impacted our business and our results of operations and may continue to do so

Real property collateral values have declined due to continuing weaknesses in real estate sales activity. That risk, coupled with higher delinquencies and losses on various loan products caused by high rates of unemployment and underemployment, has resulted in losses on loans that, while adequately collateralized at the time of origination, are no longer fully secured. Our continuing exposure to under-collateralization is concentrated in our non-commercial revolving mortgage loan portfolio. Approximately two-thirds of the revolving mortgage portfolio is secured by junior lien positions and lower real estate values for collateral underlying these loans has, in many cases, caused the outstanding balance of the senior lien to exceed the value of the collateral, resulting in a junior lien loan that is in effect unsecured. A large portion of our losses within the revolving mortgage portfolio has arisen from junior lien loans due to the inadequate collateral position.

Because of our conservative underwriting policies and generally stable or increasing collateral values, in past years, we have not experienced significant losses resulting from our junior lien positions. As a result, we have not closely monitored performance of senior lien positions held by other financial institutions in prior years. However, due to higher defaults resulting from financial strain facing our borrowers and lower collateral values, we now collect data to monitor performance of senior lien positions held by other lenders. That information allows us to better estimate the probability of default on junior lien positions we hold.

Further declines in collateral values, unfavorable economic conditions and sustained high rates of unemployment could result in greater delinquency, write-downs or charge-offs in future periods, which could have a material adverse impact on our results of operations and capital adequacy.

Accounting for acquired assets may result in earnings volatility

Fair value discounts that are recorded at the time an asset is acquired are accreted into interest income based on accounting principles generally accepted in the United States of America. The rate at which those discounts are accreted is unpredictable, the result of various factors including unscheduled prepayments and credit quality improvements that result in a reclassification from nonaccretable difference to accretable yield that is prospectively included in interest income. Post-acquisition deterioration results in the recognition of provision expense and allowance for loan and lease losses. Additionally, the income statement impact of adjustments to the indemnification asset may occur over a shorter period of time than the adjustments to the covered assets.

Fair value discount accretion, post-acquisition impairment and adjustments to the indemnification asset may result in significant volatility in our earnings. Volatility in earnings could unfavorably influence investor interest in our common stock thereby depressing the market value of our stock and the market capitalization of our company.

Reimbursements under loss share agreements are subject to FDIC oversight and interpretation and contractual term limitations

The FDIC-assisted transactions completed during 2011, 2010 and 2009 include significant protection to FCB from the exposures to prospective losses on certain assets that are covered under loss share agreements with the FDIC. Loans and leases covered under loss share agreements represent 12.3 percent of total loans and leases as of March 31, 2013. The loss share agreements impose certain obligations on us, including obligations to manage covered assets in a manner consistent with prudent business practices and in accordance with the procedures and practices that we customarily use for assets that are not covered by loss share agreements. Based on projected losses as of March 31, 2013, we expect to receive cash payments from the FDIC totaling $107.3 million over the remaining lives of the respective loss share agreements. We are also required to report detailed loan level information and file requests for reimbursement of covered losses and expenses on a quarterly basis. In the event of noncompliance, delay or disallowance of some or all of our rights under those agreements could occur, including the denial of reimbursement for losses and related collection costs.

The loss share agreements are subject to differing interpretations by the FDIC and FCB and disagreements may arise regarding coverage of losses, expenses and contingencies. Additionally, losses that are currently projected to occur during the loss share term may not occur until after the expiration of the applicable agreement and those losses could have a material impact on results of operations in future periods. Our current estimates of losses include only those losses that we project to occur during the loss share period and for which we believe we will receive reimbursement from the FDIC at the applicable reimbursement rate.
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

We are subject to extensive oversight and regulation that continues to change

We and FCB are subject to extensive federal and state banking laws and regulations. These laws and regulations primarily focus on the protection of depositors, federal deposit insurance funds and the banking system as a whole rather than the protection of security holders. Federal and state banking regulators possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums, increased expenses, reductions in fee income and limitations on activities that could have a material adverse effect on our results of operations.

The Dodd-Frank Act instituted significant changes to the overall regulatory framework for financial institutions, including the creation of the CFPB that will impact BancShares and FCB. During the fourth quarter of 2011, limitations on debit card interchange fees became effective. Beginning January 1, 2013, one-third of our trust preferred securities that qualified as tier 1 capital ceased to be included in tier 1 capital with similar phase-outs occurring during 2014 and 2015.

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

Our financial condition could be adversely affected by the soundness of other financial institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to numerous financial service providers, including banks, brokers and dealers in securities and other institutional clients. Transactions with other financial institutions expose us to credit risk in the event of default of the counterparty.

Natural disasters and other catastrophes could affect our ability to operate

The occurrence of catastrophic events, including weather-related events such as hurricanes, tropical storms, floods or windstorms, as well as earthquakes, pandemic disease, fires and other catastrophes, could adversely affect our financial condition and results of operations. In addition to natural catastrophic events, man-made events, such as acts of terror and governmental response to acts of terror, could adversely affect general economic conditions, which could have a material impact on our results of operations.

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

Our current level of balance sheet liquidity may come under pressure

Our deposit base represents our primary source of core funding and thus balance sheet liquidity. We normally have the ability to stimulate core deposit growth through reasonable and effective pricing strategies. However, in circumstances where our ability to generate needed liquidity is impaired, we would need access to noncore funding such as borrowings from the Federal Home Loan Bank and the Federal Reserve, fed funds purchased and brokered deposits. While we maintain access to noncore funding sources, we are dependent on the availability of collateral, the counterparty’s willingness to lend to us and their liquidity capacity.

We face significant operational risks in our businesses

Our ability to adequately conduct and grow our business is dependent on our ability to create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways, including employee fraud, customer fraud and control lapses in bank operations and information technology. Our dependence on our employees and automated systems, including the automated systems used to account for acquired loans and those systems maintained by third parties, to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. Failure to maintain an appropriate operational infrastructure can lead to loss of service to customers, legal actions and noncompliance with various laws and regulations.

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

We continue to encounter technological change for which we expect to incur significant expense

The financial services industry continues to experience an increase in technological complexity required to provide a competitive array of products and services to customers. Our future success requires that we maintain technology that will support our ability to provide products and services that satisfactorily meet the banking and other financial needs of our customers. During the past two years, we have closely examined the state of our core technology systems and related business processes and determined that significant investments are required. The project to modernize our systems will begin in 2013 with phased implementation through 2016. The magnitude and scope of this project is significant with total costs estimated at $100 million. If the project objectives are not achieved or if the cost of the project is materially in excess of the estimate, our business, financial condition and financial results could be adversely impacted.

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

We are subject to litigation risks that may be uninsured

We face litigation risks as principal and fiduciary from customers, employees, vendors, federal and state regulatory agencies and other parties who may seek to assert single or class action liabilities against us. The frequency of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against us may have material adverse financial effects or cause significant reputational harm. Although we carry insurance to mitigate our exposure to certain litigation risks, litigation could, nevertheless, adversely affect our results of operations.

We use accounting estimates in the preparation of our financial statements

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. Significant estimates include the allowance for loan and lease losses, the fair values of acquired loans and OREO both at acquisition date and in subsequent periods, and the related receivable from the FDIC for loss share agreements. Due to the uncertainty of the circumstances relating to these estimates, we may experience more adverse outcomes than originally estimated. The allowance for loan and lease losses may need to be significantly increased based on future events. The actual losses or expenses on loans or the losses or expenses not covered under the FDIC agreements may differ from the recorded amounts, resulting in charges that could materially affect our results of operations.

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

Our access to capital is limited which could impact our future growth

Based on existing capital levels, BancShares and FCB maintain well-capitalized ratios under current leverage and risk-based capital standards including the impact of the acquisitions in 2011, 2010 and 2009. Historically, our primary capital sources have been retained earnings and debt issued through both private and public markets including trust preferred securities and subordinated debt. Effective January 1, 2013, provisions of the Dodd-Frank Act eliminated one-third of our trust preferred securities from tier 1 risk-based capital with total elimination on January 1, 2015. The inability to include the trust preferred securities in tier 1 risk-based capital may lead us to redeem a portion or all of the securities prior to their scheduled maturity date. Since we have not historically raised capital through new issues of our common stock, absent additional acquisition gains our ability to raise additional tier 1 capital is limited to issuance of perpetual preferred stock. A lack of ready access to adequate amounts of tier 1 capital could limit our ability to consummate additional acquisitions, make new loans, meet our existing lending commitments and could potentially affect our liquidity and capital adequacy.

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

Our recorded goodwill may become impaired

As of March 31, 2013, we had $102.6 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, and the impairment test compares the estimated fair value of a reporting unit with its net book value. We also test goodwill for impairment when certain events occur, such as a significant decline in our expected future cash flows, a significant adverse change in the business climate, or a sustained decline in the price of our common stock. These tests may result in a write-off of goodwill deemed to be impaired, which could have a significant impact on our results of operations, but would not impact our capital ratios since capital ratios are calculated using tangible capital amounts. Although the book value per share of our Class A common stock as of March 31, 2013, was $199.46 compared to a market value of $182.70, we do not believe that this represents a sustained decline in the price of our common stock, and, as of March 31, 2013, no impairment of goodwill had been recorded.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
PURCHASES OF COMMON STOCK
On June 18, 2012, the Board of Directors approved a stock trading plan that provides for the purchase of up to 100,000 shares of Registrant's Class A common stock and up to 25,000 shares of Registrant's Class B common stock. The shares may be purchased from time to time from July 1, 2012, through June 30, 2013. The board's action approving share purchases does not obligate BancShares to acquire any particular amount of shares, and purchases may be suspended or discontinued at any time. Any shares of stock that are purchased will be canceled.
The following tables provide the shares of Class A and Class B common stock purchased by BancShares during the three months ended March 31, 2013, as well as shares that may be purchased under publicly announced plans.

Class A common stock	Total number of shares purchases	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Repurchases from January 1, 2013, through January 31, 2013	1,973	$163.48	1,973	41,751
Repurchases from February 1, 2013, through February 28, 2013	—	—	—	41,751
Repurchases from March 1, 2013, through March 31, 2013	—	—	—	41,751
Total	1,973	$163.48	1,973	41,751

Class B common stock
Repurchases from January 1, 2013, through January 31, 2013	—	$—	—	24,900
Repurchases from February 1, 2013, through February 28, 2013	—	—	—	24,900
Repurchases from March 1, 2013, through March 31, 2013	—	—	—	24,900
Total	—	$—	—	24,900

Item 6.	Exhibits

10.1	Post Retirement Agreement and Release between Registrant's subsidiary First-Citizens Bank & Trust Company and Kenneth A. Black (filed herewith)
10.2
Master Agreement for Banking Support Services between Registrant's subsidiary First-Citizens Bank & Trust Company and First Citizens Bank and Trust Company, Inc. (filed herewith, portions of which have been omitted pursuant to a request for confidential treatment)

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

Date:	May 9, 2013		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ GLENN D. MCCOY
Glenn D. McCoy
Vice President and Chief Financial Officer