Form 10-Q
period 2013-06-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2013-08-07
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013
or

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
Class B Common Stock—$1 Par Value—1,032,883 shares
(Number of shares outstanding, by class, as of August 7, 2013)

Part 1

Item 1.	Financial Statements (Unaudited)

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30* 2013	December 31# 2012	June 30* 2012
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$542,645	$639,730	$571,004
Overnight investments	1,039,925	443,180	984,536
Investment securities available for sale	5,184,976	5,226,228	4,634,248
Investment securities held to maturity	1,130	1,342	1,578
Loans held for sale	62,497	86,333	76,374
Loans and leases:
Acquired	1,443,336	1,809,235	1,999,351
Originated	11,655,469	11,576,115	11,462,458
Less allowance for loan and lease losses	258,316	319,018	272,929
Net loans and leases	12,840,489	13,066,332	13,188,880
Premises and equipment	872,477	882,768	873,483
Other real estate owned:
Covered under loss share agreements	84,833	102,577	117,381
Not covered under loss share agreements	36,942	43,513	49,454
Income earned not collected	45,567	47,666	49,743
Receivable from FDIC for loss share agreements	158,013	270,192	405,626
Goodwill	102,625	102,625	102,625
Other intangible assets	2,266	3,556	5,175
Other assets	334,437	367,610	272,531
Total assets	$21,308,822	$21,283,652	$21,332,638
Liabilities
Deposits:
Noninterest-bearing	$5,151,378	$4,885,700	$4,761,369
Interest-bearing	12,866,637	13,200,325	13,040,277
Total deposits	18,018,015	18,086,025	17,801,646
Short-term borrowings	581,937	568,505	700,299
Long-term obligations	443,313	444,921	644,682
Payable to FDIC for loss share agreements	101,652	101,641	91,648
Other liabilities	224,575	218,553	164,573
Total liabilities	19,369,492	19,419,645	19,402,848
Shareholders’ Equity
Common stock:
Class A - $1 par value (11,000,000 shares authorized; 8,586,058 shares issued and outstanding at June 30, 2013; 8,588,031 shares issued and outstanding at December 31, 2012; 8,644,307 shares issued and outstanding at June 30, 2012)	8,586	8,588	8,644
Class B - $1 par value (2,000,000 shares authorized; 1,032,883 shares issued and outstanding at June 30, 2013; 1,032,883 shares issued and outstanding at December 31, 2012; 1,626,937 shares issued and outstanding at June 30, 2012)	1,033	1,033	1,627
Surplus	143,766	143,766	143,766
Retained earnings	1,886,121	1,792,726	1,838,160
Accumulated other comprehensive loss	(100,176)	(82,106)	(62,407)
Total shareholders’ equity	1,939,330	1,864,007	1,929,790
Total liabilities and shareholders’ equity	$21,308,822	$21,283,652	$21,332,638
 * Unaudited
# Derived from 2012 Annual Report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(dollars in thousands, except per share data, unaudited)
Interest income
Loans and leases	$185,151	$231,864	$396,914	$470,001
Investment securities:
U. S. Treasury	467	670	963	1,409
Government agency	3,068	4,377	6,394	8,709
Mortgage-backed securities	4,506	2,202	9,085	4,091
Corporate bonds	—	842	—	2,041
State, county and municipal	2	12	8	24
Other	76	62	153	193
Total investment securities interest and dividend income	8,119	8,165	16,603	16,467
Overnight investments	656	490	1,013	803
Total interest income	193,926	240,519	414,530	487,271
Interest expense
Deposits	8,997	15,047	19,310	31,519
Short-term borrowings	680	1,584	1,384	2,975
Long-term obligations	4,721	8,456	9,426	16,393
Total interest expense	14,398	25,087	30,120	50,887
Net interest income	179,528	215,432	384,410	436,384
Provision for loan and lease losses	(13,242)	29,667	(31,848)	60,382
Net interest income after provision for loan and lease losses	192,770	185,765	416,258	376,002
Noninterest income
Cardholder and merchant services	27,271	24,697	50,828	47,147
Service charges on deposit accounts	14,883	15,061	29,882	29,907
Wealth management services	15,097	14,530	29,612	28,285
Fees from processing services	5,051	7,557	10,670	16,119
Securities gains (losses)	—	3	—	(42)
Other service charges and fees	3,966	3,574	7,732	7,015
Mortgage income	3,669	175	7,457	3,099
Insurance commissions	2,394	2,238	5,374	4,994
ATM income	1,314	1,281	2,482	2,736
Adjustments to FDIC receivable for loss share agreements	(14,439)	(14,134)	(38,492)	(40,930)
Other	5,789	2,314	16,963	5,909
Total noninterest income	64,995	57,296	122,508	104,239
Noninterest expense
Salaries and wages	75,802	76,786	151,921	152,470
Employee benefits	23,228	20,558	48,247	40,807
Occupancy expense	18,464	18,000	37,273	36,607
Equipment expense	18,698	17,998	37,644	36,164
FDIC insurance expense	2,423	2,666	5,089	5,723
Foreclosure-related expenses	3,467	15,389	7,772	19,993
Other	46,485	43,400	94,976	86,364
Total noninterest expense	188,567	194,797	382,922	378,128
Income before income taxes	69,198	48,264	155,844	102,113
Income taxes	25,292	10,681	56,353	29,035
Net income	$43,906	$37,583	$99,491	$73,078
Average shares outstanding	9,618,941	10,271,343	9,618,963	10,277,593
Net income per share	$4.56	$3.66	$10.34	$7.11

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(dollars in thousands, unaudited)
Net income	$43,906	$37,583	$99,491	$73,078

Other comprehensive income (loss)
Unrealized gains and losses on securities:
Change in unrealized securities gains and losses arising during period	(38,992)	4,491	(40,468)	1,593
Deferred tax benefit (expense)	15,269	(1,756)	15,834	(633)
Reclassification adjustment for gains included in income before income taxes	—	(3)	—	(3)
Deferred tax expense (benefit)	—	1	—	1
Total change in unrealized gains and losses on securities, net of tax	(23,723)	2,733	(24,634)	958

Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	569	(1,473)	570	(1,831)
Deferred tax benefit (expense)	(225)	582	(225)	722
Reclassification adjustment for losses included in income before income taxes	819	776	1,632	1,525
Deferred tax benefit	(323)	(306)	(644)	(602)
Total change in unrecognized loss on cash flow hedges, net of tax	840	(421)	1,333	(186)

Change in pension obligation:
Reclassification adjustment for losses included in income before income taxes	4,294	2,790	8,598	5,580
Deferred tax benefit	(1,682)	(1,093)	(3,367)	(2,185)
Total change in pension obligation, net of tax	2,612	1,697	5,231	3,395

Other comprehensive (loss) income	(20,271)	4,009	(18,070)	4,167

Total comprehensive income	$23,635	$41,592	$81,421	$77,245

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(dollars in thousands, except share data, unaudited)
Balance at December 31, 2011	$8,644	$1,640	$143,766	$1,773,652	$(66,574)	$1,861,128
Net income	—	—	—	73,078	—	73,078
Other comprehensive income, net of tax	—	—	—	—	4,167	4,167
Repurchase of 12,875 shares of Class B common stock	—	(13)	—	(2,401)	—	(2,414)
Cash dividends ($0.60 per share)	—	—	—	(6,169)	—	(6,169)
Balance at June 30, 2012	$8,644	$1,627	$143,766	$1,838,160	$(62,407)	$1,929,790
Balance at December 31, 2012	$8,588	$1,033	$143,766	$1,792,726	$(82,106)	$1,864,007
Net income	—	—	—	99,491	—	99,491
Other comprehensive loss, net of tax	—	—	—	—	(18,070)	(18,070)
Repurchase of 1,973 shares of Class A common stock	(2)	—	—	(319)	—	(321)
Cash dividends ($0.60 per share)	—	—	—	(5,777)	—	(5,777)
Balance at June 30, 2013	$8,586	$1,033	$143,766	$1,886,121	$(100,176)	$1,939,330
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six months ended June 30
	2013	2012
	(dollars in thousands, unaudited)
OPERATING ACTIVITIES
Net income	$99,491	$73,078
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	(31,848)	60,382
Deferred tax expense (benefit)	2,360	(6,845)
Change in current taxes payable	(20,649)	26,247
Depreciation	35,545	33,326
Change in accrued interest payable	(145)	(626)
Change in income earned not collected	2,099	(7,527)
Gain on sale of processing services, net	(4,085)	—
Securities losses	—	42
Origination of loans held for sale	(223,128)	(275,140)
Proceeds from sale of loans held for sale	254,087	294,163
Gain on sale of loans	(7,123)	(2,858)
Loss on sale of other real estate	1,480	453
Net amortization of premiums and discounts	(74,175)	(57,163)
FDIC receivable for loss share agreements	20,464	(27,084)
Net change in other assets	68,587	56,180
Net change in other liabilities	24,346	4,076
Net cash provided by operating activities	147,306	170,704
INVESTING ACTIVITIES
Net change in loans outstanding	325,057	468,503
Purchases of investment securities available for sale	(1,375,766)	(2,914,481)
Proceeds from maturities/calls of investment securities held to maturity	212	244
Proceeds from maturities/calls of investment securities available for sale	1,365,287	2,328,204
Proceeds from sales of investment securities available for sale	—	56
Net change in overnight investments	(596,745)	(549,561)
Cash received from the FDIC for loss share agreements	46,534	192,098
Proceeds from sale of other real estate	80,010	78,820
Additions to premises and equipment	(26,696)	(49,253)
Net cash used by investing activities	(182,107)	(445,370)
FINANCING ACTIVITIES
Net change in time deposits	(390,329)	(528,819)
Net change in demand and other interest-bearing deposits	322,319	753,191
Net change in short-term borrowings	13,432	85,077
Repayment of long-term obligations	(1,608)	(45,997)
Repurchase of common stock	(321)	(2,414)
Cash dividends paid	(5,777)	(6,169)
Net cash (used) provided by financing activities	(62,284)	254,869
Change in cash and due from banks	(97,085)	(19,797)
Cash and due from banks at beginning of period	639,730	590,801
Cash and due from banks at end of period	$542,645	$571,004
CASH PAYMENTS FOR:
Interest	$30,265	$51,513
Income taxes	75,917	21,453
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized securities gains and losses	$(40,468)	$1,590
Change in fair value of cash flow hedge	2,202	(306)
Change in pension obligation	8,598	5,580
Transfers of loans to other real estate	57,175	80,413
Reclassification of reserve for unfunded commitments to allowance for loan and lease losses	7,368	—

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

General

These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and consolidated results of operations have been made. The information contained in the financial statements and footnotes included in BancShares' Annual Report on Form 10-K for the year ended December 31, 2012, should be referred to in connection with these unaudited interim consolidated financial statements.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and different assumptions in the application of these policies could result in material changes in BancShares' consolidated financial position and/or consolidated results of operations and related disclosures. Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan and lease losses, determination of fair value for financial instruments, pension plan assumptions, cash flow estimates on acquired loans receivable and payable from/to the FDIC for loss share agreements, purchase accounting related adjustments and income tax assets, liabilities and expense.

Goodwill Impairment

Annual impairment tests are conducted as of July 31 each year. Based on the third quarter 2012 impairment test, management concluded there was no impairment of goodwill. In addition to the annual testing requirement, impairment tests are performed if various other events occur including significant adverse changes in the business climate, considering various qualitative and quantitative factors to determine whether impairment exists. There were no such events during the second quarter of 2013.

Critical Accounting Policies Update

As discussed below, during the second quarter of 2013, BancShares implemented enhancements to the process to estimate the allowance for loan and lease losses (ALLL) and the reserve for unfunded commitments. Through detailed analysis of historical loss data, the process enhancements enabled reallocation of the 'nonspecific' ALLL and a portion of the reserve for unfunded loan commitments to specific loan classes.  The enhanced ALLL estimates implicitly include the risk of draws on open lines within each loan class. The remaining reserve for unfunded commitments relates to irrevocable commitments, such as letters of credit and financial guarantees. Other than the modifications described above, the enhancements to the methodology had no material impact on the ALLL.

For originated commercial loans and leases, BancShares increased the granularity of the historical net loss data used to develop the applicable loss rates by utilizing information that further considers the class of the commercial loan and associated risk rating. For the originated noncommercial segment, BancShares incorporated specific loan class and delinquency status trends into the loss rates. Prior to the second quarter of 2013, management applied a general reserve methodology that estimated commercial loan allowances based upon loss rates by credit grade with the loss rates derived in part from migration analysis among grades and noncommercial allowances based upon loss rates derived primarily from historical losses.

Management also developed an enhanced qualitative framework for considering economic conditions, loan concentrations and other relevant factors at a loan class level. Prior to the second quarter of 2013, the nonspecific portion of the ALLL was not allocated to any specific loan class. This nonspecific portion reflected management's best estimate of the risks inherent in the calculation of the overall ALLL based upon economic conditions, loan concentrations and other relevant factors.
Management believes that the methodology enhancements will improve the granularity of historical net loss data and the precision of the segment analysis. Updated accounting policy disclosures for the ALLL and the reserve for unfunded commitments follow.

Allowance for Loan and Lease Losses
The ALLL represents management's best estimate of probable credit losses within the loan and lease portfolio at the balance sheet date. Management determines the ALLL based on an ongoing evaluation. This evaluation is inherently subjective because it requires material estimates, including the amount and timing of cash flows expected to be received on acquired loans. Those estimates are susceptible to significant change. Adjustments to the ALLL are recorded with a corresponding entry to provision for loan and lease losses. Loan and lease balances deemed to be uncollectible are charged off against the ALLL. Recoveries of amounts previously charged off are credited to the ALLL.
Accounting standards require the presentation of certain information at the portfolio segment level, which represents the level at which an entity develops and documents a systematic methodology to determine its ALLL. BancShares evaluates its loan and lease portfolio using three portfolio segments: originated commercial, originated noncommercial and acquired. The originated commercial segment includes commercial construction and land development, commercial mortgage, commercial and industrial, lease financing and other commercial real estate, and the related ALLL was calculated based on a risk-based approach as reflected in credit grades assigned to commercial segment loans. The originated noncommercial segment includes noncommercial construction and land development, residential mortgage, revolving mortgage and consumer loans, and the associated ALLL was determined based on a delinquency-based approach. The ALLL for acquired loans was determined based on the expected cash flows approach.
BancShares' methodology for calculating the ALLL includes estimating a general allowance for pools of loans and specific allocations for significant individual credits. The general allowance is based on net historical loan loss experience for homogeneous groups of loans with similar risk characteristics and performance trends. The general allowance estimate also contains qualitative components that allow management to adjust reserves based on historical loan loss experience for changes in the economic environment, portfolio trends and other factors. The specific allowance component is determined when management believes that the collectability of an individually reviewed loan has been impaired and a loss is probable. The fair value of impaired loans is based on the present value of expected cash flows, market prices of the loans, if available, or the value of the underlying collateral. Expected cash flows are discounted at the loans' effective interest rates.
The general allowance considers probable, incurred losses that are inherent within the loan portfolio but have not been specifically identified. Loans are divided into segments for analysis based in part on the risk profile inherent in each segment. Loans are further segmented into classes to appropriately recognize changes in inherent risk. A primary component of determining the general allowance for performing and classified loans not analyzed specifically is the actual loss history of the various classes. Loan loss factors based on historical experience may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio at the balance sheet date. For originated commercial loans and leases, management incorporates historical net loss data to develop the applicable loan loss factors by utilizing information that further considers the class of the commercial loan and associated risk rating. For the originated noncommercial segment, management incorporates specific loan class and delinquency status trends into the loan loss factors. Loan loss factors may be adjusted quarterly based on changes in the level of historical net charge-offs and model adjustment parameter updates by management, such as the number of periods included in the calculation of loss factors, loss severity and portfolio attrition.

The quarterly ALLL evaluation process also includes a qualitative framework which considers economic conditions, composition of the loan portfolio, trends in delinquent and nonperforming loans, historical loss experience by categories of loans, concentrations of credit, changes in lending policies and underwriting standards, regulatory exam results and other factors indicative of potential losses remaining in the portfolio. Management may adjust the reserves calculated based on historical loan loss factors when assessing changes in the factors in the qualitative framework. The adjustments to reserves for the qualitative framework are based on economic data, data analysis of portfolio trends and management judgment. These adjustments are specific to the loan class level. Prior to the second quarter of 2013, a portion of the allowance for loan and lease losses was not allocated to any specific class of loans. This nonspecific portion reflected management's best estimate of the elements of imprecision and estimation risk inherent in the calculation of the overall allowance.
A loan is considered to be impaired under ASC Topic 310 Receivables when, based upon current information and events, it is probable that BancShares will be unable to collect all amounts due according to the contractual terms of the loan. Originated impaired loans are placed on nonaccrual status. Originated loan relationships rated substandard or worse that are greater than or equal to $500 are reviewed for potential impairment on a quarterly basis. Loans classified as TDRs are also reviewed for potential impairment. Specific valuation allowances are established or partial charge-offs are recorded on impaired loans for the difference between the loan amount and the estimated fair value.

Management continuously monitors and actively manages the credit quality of the entire loan portfolio and adjusts the ALLL to an appropriate level. By assessing the probable estimated incurred losses in the loan portfolio on a quarterly basis, management is able to adjust specific and general loss estimates based upon the most recent information available. Future adjustments to the ALLL may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares' ALLL. Such agencies may require the recognition of adjustments to the ALLL based on their judgments of information available to them at the time of their examination. Management considers the established ALLL adequate to absorb probable losses that relate to loans and leases outstanding as of June 30, 2013.

Each portfolio segment and the classes within those segments are subject to risks that could have an adverse impact on the credit quality of the loan and lease portfolio and the related ALLL. Management has identified the most significant risks as described below that are generally similar among the segments and classes. While the list is not exhaustive, it provides a description of the risks management has determined are the most significant.
Originated Commercial Loans and Leases
Each commercial loan or lease is centrally underwritten based primarily upon the customer's ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. A complete understanding of the borrower's business, including the experience and background of the principals, is obtained prior to approval. To the extent that the loan or lease is secured by collateral, which is true for the majority of commercial loans and leases, the likely value of the collateral and what level of strength the collateral brings to the transaction is evaluated. To the extent that the principals or other parties provide personal guarantees, the relative financial strength and liquidity of each guarantor is assessed.
The significant majority of relationships in the originated commercial segment are assigned credit risk grades based upon an assessment of conditions that affect the borrower's ability to meet contractual obligations under the loan agreement. This process includes reviewing borrowers' financial information, payment history, credit documentation, public information and other information specific to each borrower. Credit risk grades are reviewed annually, or at any point management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Our risk grading standards are described in Note C.
The impairment assessment and determination of the related specific reserve for each impaired loan is based on a loan's characteristics. Impairment measurement for loans that are not collateral dependent is based on the present value of expected cash flows discounted at the loan's effective interest rate. Specific valuation allowances are established or partial charge-offs are recorded for the difference between the loan amount and the estimated fair value. Impairment measurement for most real estate loans, particularly when a loan is considered to be a probable foreclosure, is based on the fair value of the underlying collateral. Collateral is appraised and market value, appropriately adjusted for an assessment of the sales and marketing costs as well as the total hold period, is used to calculate an anticipated fair value.
General reserves for collective impairment are based on estimated incurred losses related to non-impaired commercial loans and leases as of the balance sheet date. Incurred loss estimates for the originated commercial segment are based on average loss rates, which are estimated using historical experience and current risk mix as indicated by the risk grading process. Incurred loss estimates may be adjusted through a qualitative assessment to reflect current economic conditions and portfolio trends including credit quality, concentrations, aging of the portfolio and significant policy and underwriting changes.

Common risks to each class of commercial loans include general economic conditions within the markets BancShares serves, as well as risks that are specific to each transaction including demand for products and services, personal events such as disability or change in marital status and reductions in the value of collateral. Due to the concentration of loans in the medical, dental and related fields, BancShares is susceptible to risks that legislative and governmental actions will fundamentally alter the economic structure of the medical care industry in the United States.
In addition to these common risks for the majority of the originated commercial segment, additional risks are inherent in certain classes of originated commercial loans and leases.
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
Other commercial real estate
Other commercial real estate loans consist primarily of loans secured by multifamily housing and agricultural loans. The primary risk associated with multifamily loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. High unemployment or generally weak economic conditions may result in customers having to provide rental rate concessions to achieve adequate occupancy rates. The performance of agricultural loans is highly dependent on favorable weather, reasonable costs for seed and fertilizer and the ability to successfully market the product at a profitable margin. The demand for these products is also dependent on macroeconomic conditions that are beyond the control of the borrower.
Originated Noncommercial Loans and Leases
Each originated noncommercial loan is centrally underwritten using automated credit scoring and analysis tools. These credit scoring tools take into account factors such as payment history, credit utilization, length of credit history, types of credit currently in use and recent credit inquiries. To the extent that the loan is secured by collateral, the likely value of that collateral is evaluated.
The ALLL for the originated noncommercial segment is primarily calculated on a pool basis using a delinquency-based approach. Estimates of incurred losses are based on historical loss experience and the current risk mix as indicated by prevailing delinquency rates. These estimates may be adjusted through a qualitative assessment to reflect current economic conditions, portfolio trends and other factors. The remaining portion of the ALLL related to the originated noncommercial segment results from loans that are deemed impaired. The impairment assessment and determination of the related specific reserve for each impaired loan is based on a loan's characteristics. Impairment measurement for loans that are not collateral dependent is based on the present value of expected cash flows discounted at the loan's effective interest rate. Specific valuation allowances are established or partial charge-offs are recorded for the difference between the loan amount and the estimated fair value. Impairment measurement for most real estate loans, particularly when a loan is considered to be a probable foreclosure, is based on the fair value of the underlying collateral. Collateral is appraised and market value, appropriately adjusted for an assessment of the sales and marketing costs as well as the total hold period, is used to calculate an anticipated fair value.
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

Revolving mortgage
Revolving mortgage loans are often secured by second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render a second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies, disputes with first lienholders and uncertainty regarding the customer's performance with respect to the first lien that may further weaken the collateral position. Further, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination.
Consumer
The consumer loan portfolio includes loans secured by personal property such as automobiles, marketable securities, other titled recreational vehicles including boats and motorcycles, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since date of loan origination, potentially in excess of principal balances.
Residential mortgage and noncommercial construction and land development
Residential mortgage and noncommercial construction and land development loans are made to individuals and are typically secured by 1-4 family residential property, undeveloped land and partially developed land in anticipation of pending construction of a personal residence. Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral. Noncommercial construction and land development projects can experience delays in completion and cost overruns that exceed the borrower's financial ability to complete the project. Such cost overruns can routinely result in foreclosure of partially completed and unmarketable collateral.
Acquired loans
The risks associated with acquired loans are generally consistent with the risks identified for commercial and noncommercial originated loans and the classes of loans within those segments. However, these loans were underwritten by other institutions with weaker lending standards. Additionally, in some cases, collateral for acquired loans is located in regions that have experienced profound erosion of real estate values. Therefore, there is a significant risk that acquired loans are not adequately supported by borrower cash flow or the values of underlying collateral.
Reserve for Unfunded Commitments
The reserve for unfunded commitments represents the estimated probable losses related to unfunded lending commitments, such as letters of credit and financial guarantees. The reserve is calculated in a manner similar to the loans evaluated collectively for impairment, considering the likelihood that the available credit will be utilized as well as the exposure to default. The reserve for unfunded commitments is presented within other liabilities on the consolidated balance sheets separately from the ALLL and adjustments to the reserve for unfunded commitments are included in other noninterest expense in the consolidated statements of income.

Recent Accounting and Regulatory Pronouncements

Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU ) 2013-11, “Income Taxes (Topic 740)”

This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require BancShares to use, and BancShares does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.
The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted.
The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. BancShares will adopt this ASU by the date required and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

FASB ASU 2013-10, “Derivatives and Hedging (Topic 815)"

This ASU permits the use of the Fed Funds Effective Swap Rate (OIS) by BancShares as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to United States Treasury (UST) and London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges.
The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. BancShares will adopt this ASU by the date required and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

FASB ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”

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

FASB ASU 2013-01, “Balance Sheet”

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

Note B
Investments
The aggregate values of investment securities at June 30, 2013, December 31, 2012, and June 30, 2012, along with unrealized gains and losses determined on an individual security basis are as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(dollars in thousands)
Investment securities available for sale
June 30, 2013
U. S. Treasury	$598,625	$248	$207	$598,666
Government agency	2,725,227	1,531	5,379	2,721,379
Mortgage-backed securities	1,866,204	4,931	27,812	1,843,323
Equity securities	543	20,050	—	20,593
State, county and municipal	186	1	—	187
Other	850	1	23	828
Total investment securities available for sale	$5,191,635	$26,762	$33,421	$5,184,976
December 31, 2012
U. S. Treasury	$823,241	$403	$12	$823,632
Government agency	3,052,040	3,501	337	3,055,204
Mortgage-backed securities	1,315,211	14,787	341	1,329,657
Equity securities	543	15,822	—	16,365
State, county and municipal	546	4	—	550
Other	838	—	18	820
Total investment securities available for sale	$5,192,419	$34,517	$708	$5,226,228
June 30, 2012
U. S. Treasury	$878,692	$149	$156	$878,685
Government agency	2,976,079	2,684	565	2,978,198
Corporate bonds	49,987	459	—	50,446
Mortgage-backed securities	699,468	9,022	845	707,645
Equity securities	841	17,397	—	18,238
State, county and municipal	1,026	10	—	1,036
Total investment securities available for sale	$4,606,093	$29,721	$1,566	$4,634,248
Investment securities held to maturity
June 30, 2013
Mortgage-backed securities	$1,130	$97	$27	$1,200
December 31, 2012
Mortgage-backed securities	$1,342	$133	$27	$1,448
June 30, 2012
Mortgage-backed securities	$1,578	$163	$27	$1,714

Investments in mortgage-backed securities primarily represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

Investments in corporate bonds represent debt securities issued by various financial institutions under the Temporary Liquidity Guarantee Program. These debt obligations were issued with the full faith and credit of the United States of America. The guarantee for these securities is triggered when an issuer defaults on a scheduled payment.

The following table provides the expected maturity distribution for mortgage-backed securities and the contractual maturity distribution of other investment securities as of the dates indicated. Callable securities are assumed to mature on their earliest call date.

	June 30, 2013		December 31, 2012		June 30, 2012
	Cost	Fair value	Cost	Fair value	Cost	Fair value
	(dollars in thousands)
Investment securities available for sale
Maturing in:
One year or less	$2,139,800	$2,137,724	$2,288,556	$2,289,859	$2,424,304	$2,425,612
One through five years	2,255,416	2,243,828	2,323,222	2,329,207	1,953,001	1,954,357
Five through 10 years	337,666	331,321	194,398	196,371	71,914	72,533
Over 10 years	458,210	451,510	385,700	394,426	156,033	163,508
Equity securities	543	20,593	543	16,365	841	18,238
Total investment securities available for sale	$5,191,635	$5,184,976	$5,192,419	$5,226,228	$4,606,093	$4,634,248
Investment securities held to maturity
Maturing in:
One through five years	$1,040	$1,074	$1,242	$1,309	$1,470	$1,568
Five through 10 years	14	6	18	11	4	4
Over 10 years	76	120	82	128	104	142
Total investment securities held to maturity	$1,130	$1,200	$1,342	$1,448	$1,578	$1,714

For each period presented, securities gains (losses) include the following:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(dollars in thousands)
Gross gains on sales of investment securities available for sale	$—	$5	$—	$5
Gross losses on sales of investment securities available for sale	—	(2)	—	(2)
Other than temporary impairment loss on equity securities	—	—	—	(45)
Total securities gains (losses)	$—	$3	$—	$(42)

The following table provides information regarding securities with unrealized losses as of June 30, 2013, December 31, 2012, and June 30, 2012:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
June 30, 2013
Investment securities available for sale:
U. S. Treasury	$76,846	$207	$—	$—	$76,846	$207
Government agency	1,656,424	5,379	—	—	1,656,424	5,379
Mortgage-backed securities	1,481,083	26,961	31,766	851	1,512,849	27,812
Other	828	23	—	—	828	23
Total	$3,215,181	$32,570	$31,766	$851	$3,246,947	$33,421
Investment securities held to maturity:
Mortgage-backed securities	$—	$—	$15	$27	$15	$27
December 31, 2012
Investment securities available for sale:
U. S. Treasury	$120,045	$12	$—	$—	$120,045	$12
Government agency	407,498	337	—	—	407,498	337
Mortgage-backed securities	135,880	214	9,433	127	145,313	341
Other	820	18	—	—	820	18
Total	$664,243	$581	$9,433	$127	$673,676	$708
Investment securities held to maturity:
Mortgage-backed securities	$—	$—	$17	$27	$17	$27
June 30, 2012
Investment securities available for sale:
U.S. Treasury	$528,579	$156	$—	$—	$528,579	$156
Government agency	818,772	565	—	—	818,772	565
Mortgage-backed securities	292,053	808	1,668	37	293,721	845
State, county and municipal	—	—	10	—	10	—
Total	$1,639,404	$1,529	$1,678	$37	$1,641,082	$1,566
Investment securities held to maturity:
Mortgage-backed securities	$—	$—	$19	$27	$19	$27
Investment securities with an aggregate fair value of $31,781 have had continuous unrealized losses for more than 12 months as of June 30, 2013, with an aggregate unrealized loss of $878. These 31 investments are mortgage-backed securities. None of the unrealized losses identified as of June 30, 2013, December 31, 2012, or June 30, 2012, relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Investment securities having an aggregate carrying value of $2,425,876 at June 30, 2013, $2,351,072 at December 31, 2012, and $2,432,638 at June 30, 2012, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

Note C
Loans and Leases
Loans and leases outstanding include the following as of the dates indicated:

	June 30, 2013	December 31, 2012	June 30, 2012
	(dollars in thousands)
Acquired loans	$1,443,336	$1,809,235	$1,999,351
Originated loans and leases:
Commercial:
Construction and land development	305,789	309,190	329,151
Commercial mortgage	6,135,068	6,029,435	5,883,116
Other commercial real estate	176,031	160,980	162,579
Commercial and industrial	997,504	1,038,530	989,341
Lease financing	352,818	330,679	320,703
Other	172,861	125,681	140,738
Total commercial loans	8,140,071	7,994,495	7,825,628
Noncommercial:
Residential mortgage	884,020	822,889	809,230
Revolving mortgage	2,123,814	2,210,133	2,268,210
Construction and land development	119,253	131,992	127,726
Consumer	388,311	416,606	431,664
Total noncommercial loans	3,515,398	3,581,620	3,636,830
Total originated loans and leases	11,655,469	11,576,115	11,462,458
Total loans and leases	$13,098,805	$13,385,350	$13,461,809

	June 30, 2013			December 31, 2012			June 30, 2012
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
	(dollars in thousands)
Acquired loans:
Commercial:
Construction and land development	$41,572	$119,161	$160,733	$71,225	$166,681	$237,906	$86,056	$186,389	$272,445
Commercial mortgage	90,910	768,128	859,038	107,281	947,192	1,054,473	121,580	1,021,097	1,142,677
Other commercial real estate	23,716	58,188	81,904	35,369	71,750	107,119	29,199	86,588	115,787
Commercial and industrial	6,429	30,907	37,336	3,932	45,531	49,463	4,771	61,671	66,442
Other	—	1,018	1,018	—	1,074	1,074	—	1,228	1,228
Total commercial loans	162,627	977,402	1,140,029	217,807	1,232,228	1,450,035	241,606	1,356,973	1,598,579
Noncommercial:
Residential mortgage	36,740	220,232	256,972	48,077	249,849	297,926	55,585	266,468	322,053
Revolving mortgage	9,493	26,660	36,153	9,606	29,104	38,710	8,286	28,824	37,110
Construction and land development	8,616	393	9,009	15,136	5,657	20,793	31,767	7,527	39,294
Consumer	—	1,173	1,173	—	1,771	1,771	404	1,911	2,315
Total noncommercial loans	54,849	248,458	303,307	72,819	286,381	359,200	96,042	304,730	400,772
Total acquired loans	$217,476	$1,225,860	$1,443,336	$290,626	$1,518,609	$1,809,235	$337,648	$1,661,703	$1,999,351

At June 30, 2013, $2,520,435 in originated loans were pledged to secure debt obligations, compared to $2,570,773 at December 31, 2012, and $2,451,827 at June 30, 2012.

Credit quality indicators

Loans and leases are monitored for credit quality on a recurring basis. The credit quality indicators used are dependent on the portfolio segment to which the loan relates. Originated commercial loans and leases, originated noncommercial loans and leases and acquired loans have different credit quality indicators as a result of the methods used to monitor each of these loan segments.

The credit quality indicators for originated commercial loans and leases and all acquired loans and leases are developed through review of individual borrowers on an ongoing basis. Each borrower is evaluated at least annually with more frequent evaluation of more severely criticized loans or leases. The indicators represent the rating for loans or leases as of the date presented based on the most recent assessment performed. These credit quality indicators are defined as follows:

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

Loss – Assets classified as loss are considered uncollectible and of such little value that it is inappropriate to be carried as an asset. This classification is not necessarily equivalent to no potential for recovery or salvage value, but rather that it is not appropriate to defer a full charge-off even though partial recovery may be effected in the future.

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of originated, ungraded loans at June 30, 2013, relate to business credit cards and tobacco buyout loans classified as commercial and industrial loans. Business credit card loans with an outstanding balance of $78,178 at June 30, 2013, are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. Tobacco buyout loans with an outstanding balance of $21,556 at June 30, 2013, are secured by assignments of receivables made pursuant to the Fair and Equitable Tobacco Reform Act of 2004. The credit risk associated with these loans is considered low as the payments that began in 2005 and continue through 2014 are made by the Commodity Credit Corporation, which is part of the United States Department of Agriculture.

The credit quality indicators for originated, noncommercial loans are based on the delinquency status of the borrower. As the borrower becomes more delinquent, the likelihood of loss increases.

The composition of the loans and leases outstanding at June 30, 2013, December 31, 2012, and June 30, 2012, by credit quality indicator is provided below:

	Originated commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total originated commercial loans and leases
	(dollars in thousands)
June 30, 2013
Pass	$283,342	$5,833,551	$170,071	$874,336	$345,443	$171,332	$7,678,075
Special mention	12,567	132,787	1,529	8,047	2,625	1,529	159,084
Substandard	9,827	157,689	4,125	12,025	4,000	—	187,666
Doubtful	53	9,048	80	2,156	750	—	12,087
Ungraded	—	1,993	226	100,940	—	—	103,159
Total	$305,789	$6,135,068	$176,031	$997,504	$352,818	$172,861	$8,140,071
December 31, 2012
Pass	$274,480	$5,688,541	$151,549	$894,998	$325,626	$124,083	$7,459,277
Special mention	14,666	166,882	2,812	13,275	1,601	837	200,073
Substandard	18,761	157,966	5,038	12,073	1,663	756	196,257
Doubtful	952	13,475	98	1,040	771	—	16,336
Ungraded	331	2,571	1,483	117,144	1,018	5	122,552
Total	$309,190	$6,029,435	$160,980	$1,038,530	$330,679	$125,681	$7,994,495
June 30, 2012
Pass	$289,974	$5,488,595	$149,977	$832,372	$315,119	$139,722	$7,215,759
Special mention	10,353	227,233	6,220	17,284	2,740	257	264,087
Substandard	27,266	146,806	5,821	15,109	1,867	742	197,611
Doubtful	1,232	13,660	265	1,457	517	—	17,131
Ungraded	326	6,822	296	123,119	460	17	131,040
Total	$329,151	$5,883,116	$162,579	$989,341	$320,703	$140,738	$7,825,628

	Originated noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total originated noncommercial loans
	(dollars in thousands)
June 30, 2013
Current	$854,345	$2,110,414	$117,618	$385,053	$3,467,430
30-59 days past due	14,626	7,587	630	1,774	24,617
60-89 days past due	2,427	2,134	8	847	5,416
90 days or greater past due	12,622	3,679	997	637	17,935
Total	$884,020	$2,123,814	$119,253	$388,311	$3,515,398
December 31, 2012
Current	$786,626	$2,190,186	$128,764	409,218	$3,514,794
30-59 days past due	15,711	12,868	1,941	4,405	34,925
60-89 days past due	7,559	3,200	490	1,705	12,954
90 days or greater past due	12,993	3,879	797	1,278	18,947
Total	$822,889	$2,210,133	$131,992	$416,606	$3,581,620
June 30, 2012
Current	$781,632	$2,251,428	$125,096	$427,223	$3,585,379
30-59 days past due	12,601	10,131	1,352	1,993	26,077
60-89 days past due	3,659	2,460	447	975	7,541
90 days or greater past due	11,338	4,191	831	1,473	17,833
Total	$809,230	$2,268,210	$127,726	$431,664	$3,636,830

	Acquired loans
Grade:	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total acquired loans
	(dollars in thousands)
June 30, 2013
Pass	$7,420	$325,651	$27,159	$13,304	$155,204	$26,156	$239	$1,473	$556,606
Special mention	23,189	197,890	6,472	11,446	12,073	1,951	—	25	253,046
Substandard	71,631	272,830	41,314	6,860	67,769	7,644	7,476	240	475,764
Doubtful	56,566	62,006	6,959	5,500	2,832	402	1,294	—	135,559
Ungraded	1,927	661	—	226	19,094	—	—	453	22,361
Total	$160,733	$859,038	$81,904	$37,336	$256,972	$36,153	$9,009	$2,191	$1,443,336
December 31, 2012
Pass	$17,010	$376,974	$33,570	$19,451	$172,165	$29,540	$334	$1,617	$650,661
Special mention	25,734	259,264	17,518	12,465	14,863	1,736	—	34	331,614
Substandard	105,061	344,542	44,335	14,698	83,193	7,434	17,190	239	616,692
Doubtful	87,445	73,016	11,696	2,757	4,268	—	3,269	117	182,568
Ungraded	2,656	677	—	92	23,437	—	—	838	27,700
Total	$237,906	$1,054,473	$107,119	$49,463	$297,926	$38,710	$20,793	$2,845	$1,809,235
June 30, 2012
Pass	$20,662	$358,287	$36,459	$25,280	$187,317	$28,528	$137	$1,629	$658,299
Special mention	79,987	331,659	23,293	16,969	16,602	1,748	2,428	267	472,953
Substandard	73,179	372,528	46,465	15,630	79,239	6,834	30,190	709	624,774
Doubtful	95,354	77,679	9,570	8,449	15,702	—	6,539	553	213,846
Ungraded	3,263	2,524	—	114	23,193	—	—	385	29,479
Total	$272,445	$1,142,677	$115,787	$66,442	$322,053	$37,110	$39,294	$3,543	$1,999,351

The aging of the outstanding loans and leases, by class, at June 30, 2013, December 31, 2012, and June 30, 2012, (excluding loans and leases acquired with deteriorated credit quality) is provided in the table below. The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current due to various grace periods that allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
	(dollars in thousands)
June 30, 2013
Originated loans and leases:
Construction and land development - commercial	$552	$248	$6,961	$7,761	$298,028	$305,789
Commercial mortgage	20,970	2,156	17,236	40,362	6,094,706	6,135,068
Other commercial real estate	112	107	265	484	175,547	176,031
Commercial and industrial	2,532	2,495	375	5,402	992,102	997,504
Lease financing	512	—	265	777	352,041	352,818
Other	25	—	—	25	172,836	172,861
Residential mortgage	14,626	2,427	12,622	29,675	854,345	884,020
Revolving mortgage	7,587	2,134	3,679	13,400	2,110,414	2,123,814
Construction and land development - noncommercial	630	8	997	1,635	117,618	119,253
Consumer	1,774	847	637	3,258	385,053	388,311
Total originated loans and leases	$49,320	$10,422	$43,037	$102,779	$11,552,690	$11,655,469
December 31, 2012
Originated loans and leases:
Construction and land development - commercial	$927	$—	$7,878	$8,805	$300,385	$309,190
Commercial mortgage	21,075	3,987	20,318	45,380	5,984,055	6,029,435
Other commercial real estate	387	1,240	1,034	2,661	158,319	160,980
Commercial and industrial	6,205	1,288	1,614	9,107	1,029,423	1,038,530
Lease financing	991	138	621	1,750	328,929	330,679
Other	18	13	—	31	125,650	125,681
Residential mortgage	15,711	7,559	12,993	36,263	786,626	822,889
Revolving mortgage	12,868	3,200	3,879	19,947	2,190,186	2,210,133
Construction and land development - noncommercial	1,941	490	797	3,228	128,764	131,992
Consumer	4,405	1,705	1,278	7,388	409,218	416,606
Total originated loans and leases	$64,528	$19,620	$50,412	$134,560	$11,441,555	$11,576,115
June 30, 2012
Originated loans and leases:
Construction and land development - commercial	$1,430	$463	$8,663	$10,556	$318,595	$329,151
Commercial mortgage	15,830	5,171	16,832	37,833	5,845,283	5,883,116
Other commercial real estate	284	68	551	903	161,676	162,579
Commercial and industrial	2,528	882	2,153	5,563	983,778	989,341
Lease financing	305	4	530	839	319,864	320,703
Other	100	—	—	100	140,638	140,738
Residential mortgage	12,601	3,659	11,338	27,598	781,632	809,230
Revolving mortgage	10,131	2,460	4,191	16,782	2,251,428	2,268,210
Construction and land development - noncommercial	1,352	447	831	2,630	125,096	127,726
Consumer	1,993	975	1,473	4,441	427,223	431,664
Total originated loans and leases	$46,554	$14,129	$46,562	$107,245	$11,355,213	$11,462,458

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at June 30, 2013, December 31, 2012, and June 30, 2012, (excluding loans and leases acquired with deteriorated credit quality) are as follows:

	June 30, 2013		December 31, 2012		June 30, 2012
	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
	(dollars in thousands)
Originated loans and leases:
Construction and land development - commercial	$6,967	$86	$14,930	$541	$8,602	$449
Commercial mortgage	43,457	1,361	50,532	1,671	39,896	3,279
Commercial and industrial	4,348	149	6,972	466	7,314	323
Lease financing	951	169	1,075	—	651	13
Other commercial real estate	1,822	—	2,319	—	578	186
Construction and land development - noncommercial	840	624	668	111	741	535
Residential mortgage	10,714	4,493	12,603	3,337	11,232	2,807
Revolving mortgage	—	3,677	—	3,877	—	4,182
Consumer	34	628	746	1,269	392	1,133
Total originated loans and leases	$69,133	$11,187	$89,845	$11,272	$69,406	$12,907
Acquired Loans
The following table provides changes in the carrying value of acquired loans impaired at acquisition date and all other acquired loans during the six months ended June 30, 2013, and 2012:

	2013		2012
	Impaired at acquisition date	All other acquired loans	Impaired at acquisition date	All other acquired loans
	(dollars in thousands)
Balance, January 1	$290,626	$1,518,609	$458,305	$1,903,847
Reductions for repayments, foreclosures and changes in carrying value, net of accretion	(73,150)	(292,749)	(120,657)	(242,144)
Balance, June 30	$217,476	$1,225,860	$337,648	$1,661,703
Outstanding principal balance at June 30	$784,657	$1,671,690	$1,156,145	$2,293,228

The carrying value of loans on the cost recovery method was $46,892 at June 30, 2013, $74,479 at December 31, 2012, and $166,138 at June 30, 2012. Prior to the third quarter of 2012, the cost recovery method was being applied to nonperforming loans acquired from four of the six FDIC-assisted transactions. During the third and fourth quarters of 2012, those loans were installed on an automated acquired loan accounting system that estimated cash flows for all loans. Based on these improved cash flow estimates, loans that were previously accounted for under the cost recovery method began to accrete yield. The cost recovery method continues to be applied to loans when the timing of the cash flows is no longer reasonably estimable due to subsequent nonperformance by the borrower or uncertainty in the ultimate disposition of the asset.

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

The following table documents changes to the amount of accretable yield for the first six months of 2013 and 2012. Other, net includes reclassifications from nonaccretable difference to accretable yield and changes to accretable yield attributable to revised cash flow estimates.

	2013	2012
	(dollars in thousands)
Balance, January 1	$539,564	$276,690
Accretion	(131,909)	(125,791)
Disposals	(4,634)	—
Other, net	119,185	186,908
Balance, June 30	$522,206	$337,807

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
	(dollars in thousands)
Originated Loans
Allowance for loan and lease losses:
Six months ended June 30, 2013
Balance at January 1	$6,031	$80,229	$2,059	$14,050	$3,521	$1,175	$3,836	$25,185	$1,721	$25,389	$15,850	$179,046
Reclassification (1)	5,141	27,421	(815)	7,551	(253)	(1,288)	5,717	(9,838)	(478)	(10,018)	(15,772)	7,368
Charge-offs	(1,540)	(869)	(72)	(2,246)	(92)	(6)	(1,268)	(3,066)	(245)	(5,157)	—	(14,561)
Recoveries	638	499	36	657	19	3	100	378	79	1,273	—	3,682
Provision	1,462	(2,438)	(151)	(703)	1,797	476	1,611	2,338	(357)	2,290	(78)	6,247
Balance at June 30	$11,732	$104,842	$1,057	$19,309	$4,992	$360	$9,996	$14,997	$720	$13,777	$—	$181,782
Six months ended June 30, 2012
Balance at January 1	$5,467	$67,486	$2,169	$23,723	$3,288	$1,315	$8,879	$27,045	$1,427	$25,962	$14,122	$180,883
Charge-offs	(9,221)	(4,020)	(254)	(3,046)	(335)	(28)	(2,290)	(6,271)	(675)	(5,285)	—	(31,425)
Recoveries	269	1,008	—	437	48	4	312	414	152	929	—	3,573
Provision	8,541	17,099	498	(6,806)	514	(108)	738	5,512	911	3,382	1,820	32,101
Balance at June 30	$5,056	$81,573	$2,413	$14,308	$3,515	$1,183	$7,639	$26,700	$1,815	$24,988	$15,942	$185,132
Three months ended June 30, 2013
Balance at April 1	$4,311	$82,119	$1,915	$13,661	$3,543	$1,490	$3,790	$24,499	$1,419	$24,027	$15,772	$176,546
Reclassification (1)	5,141	27,421	(815)	7,551	(253)	(1,288)	5,717	(9,838)	(478)	(10,018)	(15,772)	7,368
Charge-offs	(1,286)	(213)	(18)	(988)	(92)	—	(450)	(878)	—	(2,569)	—	(6,494)
Recoveries	270	491	26	288	19	3	61	307	23	643	—	2,131
Provision	3,296	(4,976)	(51)	(1,203)	1,775	155	878	907	(244)	1,694	—	2,231
Balance at June 30	$11,732	$104,842	$1,057	$19,309	$4,992	$360	$9,996	$14,997	$720	$13,777	$—	$181,782
Three months ended June 30, 2012
Balance at April 1	$6,608	$72,155	$2,248	$24,246	$3,320	$1,281	$9,107	$26,911	$1,397	$24,288	$14,822	$186,383
Charge-offs	(3,492)	(1,556)	(112)	(1,599)	(144)	(28)	(1,255)	(3,331)	—	(2,277)	—	(13,794)
Recoveries	228	12	—	187	18	—	269	198	145	497	—	1,554
Provision	1,712	10,962	277	(8,526)	321	(70)	(482)	2,922	273	2,480	1,120	10,989
Balance at June 30	$5,056	$81,573	$2,413	$14,308	$3,515	$1,183	$7,639	$26,700	$1,815	$24,988	$15,942	$185,132

(1) Reclassification results from enhancements to the ALLL calculation during the second quarter of 2013 that resulted in the allocation of $15,772 previously designated as 'non-specific' to other loan classes and the absorption of $7,368 of the reserve for unfunded commitments related to unfunded, revocable loan commitments into the ALLL. Further discussion is contained in Note A.

	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Non- specific	Total
	(dollars in thousands)
Allowance for loan and lease losses:
June 30, 2013
ALLL for loans and leases individually evaluated for impairment	$977	$8,687	$115	$2,286	$376	$—	$1,073	$895	$41	$132	$—	$14,582
ALLL for loans and leases collectively evaluated for impairment	10,755	96,155	942	17,023	4,616	360	8,923	14,102	679	13,645	—	167,200
Total allowance for loan and lease losses	$11,732	$104,842	$1,057	$19,309	$4,992	$360	$9,996	$14,997	$720	$13,777	$—	$181,782
December 31, 2012
ALLL for loans and leases individually evaluated for impairment	$2,469	$11,697	$298	$2,133	$202	$53	$959	$1	$287	$256	$—	$18,355
ALLL for loans and leases collectively evaluated for impairment	3,562	68,532	1,761	11,917	3,319	1,122	2,877	25,184	1,434	25,133	—	144,841
Nonspecific ALLL	—	—	—	—	—	—	—	—	—	—	15,850	15,850
Total allowance for loan and lease losses	$6,031	$80,229	$2,059	$14,050	$3,521	$1,175	$3,836	$25,185	$1,721	$25,389	$15,850	$179,046
June 30, 2012
ALLL for loans and leases individually evaluated for impairment	$1,621	$9,745	$498	$2,318	$70	$—	$1,451	$51	$205	$253	$—	$16,212
ALLL for loans and leases collectively evaluated for impairment	3,435	71,828	1,915	11,990	3,445	1,183	6,188	26,649	1,610	24,735	—	152,978
Nonspecific ALLL	—	—	—	—	—	—	—	—	—	—	15,942	15,942
Total allowance for loan and lease losses	$5,056	$81,573	$2,413	$14,308	$3,515	$1,183	$7,639	$26,700	$1,815	$24,988	$15,942	$185,132

Loans and leases:
June 30, 2013
Loans and leases individually evaluated for impairment	$8,921	$127,628	$2,887	$12,004	$724	$—	$16,151	$6,972	$910	$1,419	$—	$177,616
Loans and leases collectively evaluated for impairment	296,868	6,007,440	173,144	985,500	352,094	172,861	867,869	2,116,842	118,343	386,892	—	11,477,853
Total loan and leases	$305,789	$6,135,068	$176,031	$997,504	$352,818	$172,861	$884,020	$2,123,814	$119,253	$388,311	$—	$11,655,469
December 31, 2012
Loans and leases individually evaluated for impairment	$17,075	$133,804	$3,375	$22,619	$804	$707	$15,836	$4,203	$1,321	$2,509	$—	$202,253
Loans and leases collectively evaluated for impairment	292,115	5,895,631	157,605	1,015,911	329,875	124,974	807,053	2,205,930	130,671	414,097	—	11,373,862
Total loan and leases	$309,190	$6,029,435	$160,980	$1,038,530	$330,679	$125,681	$822,889	$2,210,133	$131,992	$416,606	$—	$11,576,115
June 30, 2012
Loans and leases individually evaluated for impairment	$28,230	$139,235	$4,919	$18,754	$354	$742	$19,305	$3,594	$3,458	$3,108	$—	$221,699
Loans and leases collectively evaluated for impairment	300,921	5,743,881	157,660	970,587	320,349	139,996	789,925	2,264,616	124,268	428,556	—	11,240,759
Total loan and leases	$329,151	$5,883,116	$162,579	$989,341	$320,703	$140,738	$809,230	$2,268,210	$127,726	$431,664	$—	$11,462,458

	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
	(dollars in thousands)
Acquired Loans
Allowance for loan and lease losses:
Six months ended June 30, 2013
Balance at January 1	$31,186	$50,275	$11,234	$8,897	$—	$19,837	$9,754	$8,287	$502	$139,972
Charge-offs	(5,359)	(12,081)	(931)	(2,257)	—	(1,115)	(350)	(3,218)	(32)	(25,343)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision	(18,238)	(4,606)	(5,707)	(704)	—	(1,450)	(3,373)	(3,837)	(180)	(38,095)
Balance at June 30	$7,589	$33,588	$4,596	$5,936	$—	$17,272	$6,031	$1,232	$290	$76,534
Six months ended June 30, 2012
Balance at January 1	$16,693	$39,557	$16,862	$5,500	$13	$5,433	$77	$4,652	$474	$89,261
Charge-offs	(5,026)	(15,393)	(796)	(6,016)	—	(2,612)	—	(9)	(35)	(29,887)
Recoveries	—	—	—	—	—	142	—	—	—	142
Provision	4,316	11,827	(6,872)	15,240	(13)	2,612	2,471	(863)	(437)	28,281
Balance at June 30	$15,983	$35,991	$9,194	$14,724	$—	$5,575	$2,548	$3,780	$2	$87,797
Three months ended June 30, 2013
Balance at April 1	$13,306	$38,293	$5,172	$11,876	$—	$17,603	$7,135	$2,756	$332	$96,473
Charge-offs	(626)	(2,183)	—	(1,004)	—	(386)	(235)	—	(32)	(4,466)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision	(5,091)	(2,522)	(576)	(4,936)	—	55	(869)	(1,524)	(10)	(15,473)
Balance at June 30	$7,589	$33,588	$4,596	$5,936	$—	$17,272	$6,031	$1,232	$290	$76,534
Three months ended June 30, 2012
Balance at April 1	$12,736	$39,744	$11,150	$13,728	$3	$4,732	$1,027	$2,720	$277	$86,117
Charge-offs	(3,639)	(9,182)	(796)	(2,827)	—	(657)	—	(9)	(30)	(17,140)
Recoveries	—	—	—	—	—	142	—	—	—	142
Provision	6,886	5,429	(1,160)	3,823	(3)	1,358	1,521	1,069	(245)	18,678
Balance at June 30	$15,983	$35,991	$9,194	$14,724	$—	$5,575	$2,548	$3,780	$2	$87,797
Allowance for loan and lease losses:
June 30, 2013
ALLL for loans and leases acquired with deteriorated credit quality	$7,589	$33,588	$4,596	$5,936	$—	$17,272	$6,031	$1,232	$290	$76,534
December 31, 2012
ALLL for loans and leases acquired with deteriorated credit quality	31,186	50,275	11,234	8,897	—	19,837	9,754	8,287	502	139,972
June 30, 2012
ALLL for loans and leases acquired with deteriorated credit quality	15,983	35,991	9,194	14,724	—	5,575	2,548	3,780	2	87,797
Loans and leases:
June 30, 2013
Loans and leases acquired with deteriorated credit quality	160,733	859,038	81,904	37,336	—	256,972	36,153	9,009	2,191	1,443,336
December 31, 2012
Loans and leases acquired with deteriorated credit quality	237,906	1,054,473	107,119	49,463	—	297,926	38,710	20,793	2,845	1,809,235
June 30, 2012
Loans and leases acquired with deteriorated credit quality	272,445	1,142,677	115,787	66,442	—	322,053	37,110	39,294	3,543	1,999,351

The following tables provide information on originated impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, including interest income recognized in the period during which the loans and leases were considered impaired.

	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
	(dollars in thousands)
June 30, 2013
Impaired originated loans and leases
Construction and land development - commercial	$8,572	$349	$8,921	$9,921	$976
Commercial mortgage	71,663	55,965	127,628	129,522	8,687
Other commercial real estate	1,239	1,648	2,887	2,887	115
Commercial and industrial	7,031	4,973	12,004	12,004	2,286
Lease financing	724	—	724	724	376
Residential mortgage	9,129	7,022	16,151	16,531	1,073
Revolving mortgage	4,183	2,790	6,973	6,973	895
Construction and land development - noncommercial	441	469	910	910	41
Consumer	1,418	—	1,418	1,418	132
Total impaired originated loans and leases	$104,400	$73,216	$177,616	$180,890	$14,581
December 31, 2012
Impaired originated loans and leases
Construction and land development - commercial	$5,941	$10,116	$16,057	$31,879	$2,340
Commercial mortgage	39,648	72,160	111,808	123,964	10,628
Other commercial real estate	1,425	1,823	3,248	3,348	279
Commercial and industrial	7,429	11,371	18,800	9,583	1,949
Lease financing	665	81	746	746	194
Other	—	707	707	707	53
Residential mortgage	9,346	4,240	13,586	13,978	832
Revolving mortgage	1,238	2,965	4,203	4,203	1
Construction and land development - noncommercial	1,162	158	1,320	1,321	287
Consumer	1,609	900	2,509	2,509	256
Total impaired originated loans and leases	$68,463	$104,521	$172,984	$192,238	$16,819
June 30, 2012
Impaired originated loans and leases
Construction and land development - commercial	$8,700	$18,473	$27,173	$44,157	$1,555
Commercial mortgage	64,016	53,951	117,967	128,526	8,811
Other commercial real estate	1,218	2,491	3,709	3,871	435
Commercial and industrial	5,923	8,004	13,927	7,005	2,070
Lease financing	292	—	292	292	66
Other	—	742	742	742	—
Residential mortgage	13,076	4,844	17,920	18,355	1,380
Revolving mortgage	1,240	2,354	3,594	3,594	51
Construction and land development - noncommercial	1,311	2,147	3,458	3,458	205
Consumer	1,915	1,193	3,108	3,109	253
Total impaired originated loans and leases	$97,691	$94,199	$191,890	$213,109	$14,826

At June 30, 2013, acquired loans that have had an adverse change in expected cash flows since the date of acquisition equaled $631,801, for which $76,534 in related allowance for loan losses has been recorded.

	YTD Average Balance	YTD Interest Income Recognized
	(dollars in thousands)
Six months ended June 30, 2013
Originated impaired loans and leases:
Construction and land development - commercial	$8,899	$213
Commercial mortgage	103,032	2,838
Other commercial real estate	3,028	82
Commercial and industrial	14,465	406
Lease financing	408	14
Other	—	—
Residential mortgage	15,003	412
Revolving mortgage	6,390	72
Construction and land development - noncommercial	783	25
Consumer	1,611	29
Total originated impaired loans and leases	$153,619	$4,091
Three months ended June 30, 2013
Originated impaired loans and leases:
Construction and land development - commercial	$8,541	$101
Commercial mortgage	102,356	1,413
Other commercial real estate	2,647	37
Commercial and industrial	10,298	139
Lease financing	531	9
Other	—	—
Residential mortgage	13,855	184
Revolving mortgage	6,976	47
Construction and land development - noncommercial	913	13
Consumer	1,587	25
Total originated impaired loans and leases	$147,704	$1,968
Six months ended June 30, 2012
Originated impaired loans and leases:
Construction and land development - commercial	$27,118	$283
Commercial mortgage	92,357	1,414
Other commercial real estate	3,140	48
Commercial and industrial	14,135	120
Lease financing	339	4
Other	124	13
Residential mortgage	15,298	234
Revolving mortgage	1,956	20
Construction and land development - noncommercial	3,518	50
Consumer	1,735	7
Total originated impaired loans and leases	$159,720	$2,193
Three months ended June 30, 2012
Originated impaired loans and leases:
Construction and land development - commercial	$26,616	$249
Commercial mortgage	106,563	1,062
Other commercial real estate	3,268	48
Commercial and industrial	9,644	66
Lease financing	343	3
Other	243	13
Residential mortgage	19,607	154
Revolving mortgage	3,917	20
Construction and land development - noncommercial	2,529	31
Consumer	1,957	6
Total originated impaired loans and leases	$174,687	$1,652

Troubled Debt Restructurings

BancShares accounts for certain loan modifications or restructurings as troubled debt restructurings (TDRs). In general, the modification or restructuring of a loan is considered a TDR if, for economic reasons or legal reasons related to a borrower's financial difficulties, a concession is granted to the borrower that creditors would not otherwise consider. Concessions may relate to the contractual interest rate, maturity date, payment structure or other actions. In accordance with GAAP, loans acquired under ASC 310-30 are not initially considered to be TDRs. The following table provides a summary of total TDRs by accrual status.

	June 30, 2013			June 30, 2012
	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
	(dollars in thousands)
Commercial loans
Construction and land development - commercial	$30,659	$15,329	$45,988	$42,662	$14,575	$57,237
Commercial mortgage	135,953	35,433	171,386	138,081	50,831	188,912
Other commercial real estate	8,103	1,260	9,363	5,752	444	6,196
Commercial and industrial	9,290	3,517	12,807	8,222	7,118	15,340
Lease	60	—	60	244	—	244
Total commercial loans	184,065	55,539	239,604	194,961	72,968	267,929
Noncommercial
Residential	27,120	5,820	32,940	24,181	8,365	32,546
Revolving mortgage	2,728	—	2,728	49	—	49
Construction and land development - noncommercial	441	469	910	4,592	—	4,592
Consumer and other	1,419	—	1,419	2,925	—	2,925
Total noncommercial loans	31,708	6,289	37,997	31,747	8,365	40,112
Total loans	$215,773	$61,828	$277,601	$226,708	$81,333	$308,041
Total troubled debt restructurings at June 30, 2013, equaled $277,601, of which $158,494 were acquired and $119,107 were originated. TDRs at December 31, 2012, totaled $333,170, which consisted of $193,207 acquired and $139,963 that were originated. At June 30, 2012, total TDRs were $308,041 of which $158,627 were acquired and $149,411 were originated.

The majority of TDRs are included in the special mention, substandard or doubtful grading categories, which results in more elevated loss expectations when determining the expected cash flows that are used to determine the allowance for loan losses associated with these loans. When a restructured loan subsequently defaults, it is evaluated and downgraded if appropriate. The more severely graded the loan, the lower the estimated expected cash flows and the greater the allowance recorded. Further, TDRs over $500 and graded substandard or lower are evaluated individually for impairment through review of collateral values.

The following tables provide the types of TDRs made during the three months ended June 30, 2013, and 2012, as well as a summary of loans that were modified as a TDR during the 12 months ended June 30, 2013, and 2012 that subsequently defaulted during the three months ended June 30, 2013, and 2012.

.

	Three months ended June 30, 2013				Three months ended June 30, 2012
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
	(dollars in thousands)
Originated loans
Interest only period provided
Construction and land development - commercial	—	$—	—	$—	2	$316	—	$—
Commercial mortgage	1	71	—	—	5	3,108	1	109
Other commercial real estate	1	100	—	—	—	—	—	—
Total interest only	2	171	—	—	7	3,424	1	109

Loan term extension
Construction and land development - commercial	—	—	—	—	1	253	—	—
Commercial mortgage	1	242	1	223	17	4,873	2	1,495
Other commercial real estate	—	—	—	—	2	963	—	—
Commercial and industrial	—	—	1	22	3	320	1	71
Residential mortgage	—	—	1	106	2	153	—	—
Construction and land development - noncommercial	—	—	—	—	—	—	—	—
Consumer	1	46	—	—	4	241	—	—
Total loan term extension	2	288	3	351	29	6,803	3	1,566

Below market interest rate
Commercial mortgage	7	2,035	—	—	1	1,453	—	—
Commercial and industrial	3	831	—	—	3	116	—	—
Other commercial real estate	3	753	—	—	—	—	—	—
Residential mortgage	6	885	1	99	7	1,429	1	378
Revolving mortgage	1	99	—	—	1	49	—	—
Construction & land development - noncommercial	2	521	—	—	—	—	—	—
Consumer	—	—	—	—	1	10	—	—
Total below market interest rate	22	5,124	1	99	13	3,057	1	378

Discharged from bankruptcy
Residential mortgage	2	87	—	—	—	—	—	—
Revolving mortgage	9	727	—	—	—	—	—	—
Total discharged from bankruptcy	11	814	—	—	—	—	—	—

Other concession
Commercial mortgage	—	—	—	—	1	775	—	—
Commercial and industrial	—	—	—	—	1	387	—	—
Total other concession	—	—	—	—	2	1,162	—	—
Total originated restructurings	37	$6,397	4	$450	51	$14,446	5	$2,053

	Three months ended June 30, 2013				Three months ended June 30, 2012
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
	(dollars in thousands)
Acquired loans
Interest only period provided
Construction and land development - commercial	—	$—	1	$104	—	$—	—	$—
Commercial mortgage	—	$—	1	$1,699	1	$8,752	—	$—
Commercial and industrial	—	—	—	—	1	971	—	—
Residential mortgage	1	134	—	—	1	100	1	4,508
Total interest only	1	134	2	1,803	3	9,823	1	4,508

Loan term extension
Construction and land development - commercial	—	—	—	—	7	2,468	3	1,502
Commercial mortgage	—	—	—	—	1	1,240	—	—
Commercial and industrial	—	—	—	—	1	23	1	110
Residential mortgage	—	—	—	—	—	—	3	735
Total loan term extension	—	—	—	—	9	3,731	7	2,347

Below market interest rate
Construction and land development - commercial	—	—	—	—	1	74	3	3,670
Commercial mortgage	1	813	—	—	4	2,832	2	3,565
Other commercial real estate	—	—	—	—	2	1,720	—	—
Commercial and industrial	—	—	—	—	1	502	—	—
Residential mortgage	2	997	1	224	3	619	3	1,691
Construction and land development - non-commercial	—	—	—	—	—	—	1	276
Total below market interest rate	3	1,810	1	224	11	5,747	9	9,202
Total acquired restructurings	4	$1,944	3	$2,027	23	$19,301	17	$16,057

For the three months ended June 30, 2013, the recorded investment in troubled debt restructurings subsequent to modification was not materially impacted by the modification since forgiveness of principal is not a restructuring option frequently used by BancShares.

The following tables provide the types of TDRs made during the six months ended June 30, 2013, and 2012, as well as a summary of loans that were modified as a TDR during the 12 months ended June 30, 2013 and 2012 that subsequently defaulted during the six months ended June 30, 2013 and 2012.

	Six months ended June 30, 2013				Six months ended June 30, 2012
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
	(dollars in thousands)
Originated loans
Interest only period provided
Construction and land development - commercial	—	$—	—	$—	2	$316	—	$—
Commercial mortgage	8	3,406	—	—	9	3,741	1	109
Other commercial real estate	1	100	—	—	—	—	—	—
Residential mortgage	1	630	—	—	1	341	—	—
Total interest only	10	4,136	—	—	12	4,398	1	109

Loan term extension
Construction and land development - commercial	—	—	—	—	2	7,514	—	—
Commercial mortgage	5	1,972	1	223	35	12,404	5	2,389
Other commercial real estate	—	—	—	—	3	1,345	—	—
Commercial and industrial	1	229	1	22	8	886	1	71
Lease financing	—	—	—	—	3	178	—	—
Residential mortgage	3	51	1	106	5	447	1	164
Construction and land development - noncommercial	—	—	—	—	1	1,701	1	394
Consumer	1	46	—	—	5	1,142	—	—
Total loan term extension	10	2,298	3	351	62	25,617	8	3,018

Below market interest rate
Construction and land development - commercial	1	224	—	—	1	230	—	—
Commercial mortgage	12	5,819	—	—	3	3,376	1	118
Commercial and industrial	4	846	—	—	4	879	—	—
Other commercial real estate	3	753	—	—	—	—	—	—
Residential mortgage	14	1,579	1	99	9	1,858	1	378
Revolving mortgage	1	99	—	—	1	49	—	—
Construction & land development - noncommercial	2	521	—	—	—	—	—	—
Consumer	3	235	—	—	2	12	—	—
Total below market interest rate	40	10,076	1	99	20	6,404	2	496

Discharged from bankruptcy
Residential mortgage	3	352	—	—	—	—	—	—
Revolving mortgage	30	2,383	3	93	—	—	—	—
Total discharged from bankruptcy	33	2,735	3	93	—	—	—	—

Other concession
Commercial mortgage	—	—	—	—	2	943	—	—
Residential mortgage	—	—	—	—	1	387	—	—
Total other concession	—	—	—	—	3	1,330	—	—
Total originated restructurings	93	$19,245	7	$543	97	$37,749	11	$3,623

	Six months ended June 30, 2013				Six months ended June 30, 2012
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
	(dollars in thousands)
Acquired loans
Interest only period provided
Construction and land development - commercial	—	$—	1	$104	1	$135	—	$—
Commercial mortgage	1	290	2	1,989	1	8,752	—	—
Commercial and industrial	—	—	—	—	1	971	—	—
Residential mortgage	2	177	—	—	1	100	1	4,507
Total interest only	3	467	3	2,093	4	9,958	1	4,507

Loan term extension
Construction and land development - commercial	—	—	—	—	9	4,850	4	3,721
Commercial mortgage	—	—	—	—	2	1,705	—	—
Commercial and industrial	—	—	—	—	1	23	1	110
Residential mortgage	1	199	—	—	1	52	4	908
Total loan term extension	1	199	—	—	13	6,630	9	4,739

Below market interest rate
Construction and land development - commercial	4	3,331	—	—	8	665	6	5,684
Commercial mortgage	5	11,871	3	3,145	9	10,240	8	7,029
Other commercial real estate	—	—	—	—	2	1,720	—	—
Commercial and industrial	2	435	—	—	3	644	2	142
Residential mortgage	7	2,484	3	931	8	1,134	3	1,691
Construction and land development - noncommercial	—	—	—	—	1	276	2	1,875
Total below market interest rate	18	18,121	6	4,076	31	14,679	21	16,421

Total acquired restructurings	22	$18,787	9	$6,169	48	$31,267	31	$25,667

Note E
Other Real Estate Owned

The following table explains changes in other real estate owned during the six months ended June 30, 2013, and 2012.

	Covered	Noncovered	Total
	(dollars in thousands)
Balance at December 31, 2011	$148,599	$50,399	$198,998
Additions	61,630	18,783	80,413
Sales	(81,589)	(16,616)	(98,205)
Writedowns	(11,259)	(3,112)	(14,371)
Balance at June 30, 2012	$117,381	$49,454	$166,835
Balance at December 31, 2012	$102,577	$43,513	$146,090
Additions	41,315	16,615	57,930
Sales	(53,676)	(21,026)	(74,702)
Writedowns	(5,383)	(2,160)	(7,543)
Balance at June 30, 2013	$84,833	$36,942	$121,775

Note F
Receivable from the FDIC for Loss Share Agreements

The following table provides changes in the receivable from the FDIC for the three-month and six-month periods ended June 30, 2013, and 2012.

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(dollars in thousands)
Balance at beginning of period	$195,942	$492,384	$270,192	$617,377
Accretion of discounts and premiums, net	(19,069)	(26,674)	(45,181)	(46,737)
Receipt of payments from FDIC	(4,015)	(68,894)	(46,534)	(192,098)
Post-acquisition and other adjustments, net	(14,845)	8,810	(20,464)	27,084
Balance at end of period	$158,013	$405,626	$158,013	$405,626

The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value at the acquisition date using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. See Note J for information related to BancShares' recorded payable to the FDIC for loss share agreements.

Post-acquisition adjustments represent the net change in loss estimates related to acquired loans and covered OREO as a result of changes in expected cash flows and the allowance for loan and lease losses related to those covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan and lease losses had been recorded previously. Other adjustments include those resulting from unexpected recoveries of amounts previously charged off.

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

The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below:

Investment securities. Investment securities are measured based on quoted market prices, when available. For certain mortgage-backed securities and state, county and municipal securities, fair values are determined using broker prices based on recent sales of similar securities. The inputs used in the fair value measurement of investment securities are considered level 1 or level 2 inputs. The details of investment securities available for sale and the corresponding level of inputs are provided in the table of assets measured at fair value on a recurring basis.

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

Receivable from the FDIC for loss share agreements. Fair value is estimated based on discounted future cash flows using current discount rates. Due to post-acquisition improvements in expected losses, significant portions of the FDIC receivable will be recovered through amortization of the receivable over the remaining life of the loss share agreement rather than by cash flows from the FDIC. The estimated amounts to be amortized in future periods have no fair value. The inputs used in the fair value measurements for the FDIC receivable are considered level 3 inputs. The FDIC loss share agreements are not transferable and, accordingly, there is no market for this receivable.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of June 30, 2013, December 31, 2012, and June 30, 2012. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk relating to them that would cause the fair value to differ from the carrying value.

	June 30, 2013		December 31, 2012		June 30, 2012
	Carrying value	Fair value	Carrying value	Fair value	Carrying value	Fair value
	(dollars in thousands)
Cash and due from banks	$542,645	$542,645	$639,730	$639,730	$571,004	$571,004
Overnight investments	1,039,925	1,039,925	443,180	443,180	984,536	984,536
Investment securities available for sale	5,184,976	5,184,976	5,226,228	5,226,228	4,634,248	4,634,248
Investment securities held to maturity	1,130	1,200	1,342	1,448	1,578	1,714
Loans held for sale	62,497	64,262	86,333	87,654	76,374	78,139
Acquired loans, net of allowance for loan and lease losses	1,366,802	1,339,466	1,669,263	1,635,878	1,911,554	1,873,323
Originated loans, net of allowance for loan and lease losses	11,473,687	11,317,282	11,397,069	11,238,597	11,277,326	11,200,523
Receivable from the FDIC for loss share agreements (1)	158,013	71,353	270,192	100,161	405,626	297,963
Income earned not collected	45,567	45,567	47,666	47,666	49,743	49,743
Stock issued by:
Federal Home Loan Bank of Atlanta	28,788	28,788	36,139	36,139	38,105	38,105
Federal Home Loan Bank of San Francisco	8,061	8,061	10,107	10,107	11,746	11,746
Federal Home Loan Bank of Seattle	4,330	4,330	4,410	4,410	4,490	4,490
Preferred stock	41,665	42,898	40,768	40,793	—	—
Deposits	18,018,015	18,049,241	18,086,025	18,126,893	17,801,646	17,854,346
Short-term borrowings	581,937	581,937	568,505	568,505	700,299	700,299
Long-term obligations	443,313	463,244	444,921	472,642	644,682	677,372
Payable to the FDIC for loss share agreements	101,652	117,891	101,641	125,065	91,648	110,373
Accrued interest payable	9,208	9,208	9,353	9,353	23,093	23,093
Interest rate swap	8,196	8,196	10,398	10,398	11,020	11,020

(1) The fair value of the FDIC receivable excludes receivable related to accretable yield to be amortized in prospective periods.

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

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of June 30, 2013, December 31, 2012, and June 30, 2012:

		Fair value measurements using:
Description	Fair value	Level 1	Level 2	Level 3
	(dollars in thousands)
June 30, 2013
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$598,666	$598,666	$—	$—
Government agency	2,721,379	2,721,379	—	—
Mortgage-backed securities	1,843,323	—	1,843,323	—
Equity securities	20,593	20,593	—	—
State, county, municipal	187	—	187	—
Other	828	828	—	—
Total	$5,184,976	$3,340,638	$1,843,510	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$8,196	$—	$8,196	$—
December 31, 2012
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$823,632	$823,632	$—	$—
Government agency	3,055,204	3,055,204	—	—
Mortgage-backed securities	1,329,657	—	1,329,657	—
Equity securities	16,365	16,365	—	—
State, county, municipal	550	—	550	—
Other	820	820	—	—
Total	$5,226,228	$3,895,201	$1,330,207	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$10,398	$—	$10,398	$—
June 30, 2012
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$878,685	$878,685	$—	$—
Government agency	2,978,198	2,978,198	—	—
Corporate bonds	50,446	50,446	—	—
Mortgage-backed securities	707,645	—	707,645	—
Equity securities	18,238	18,238	—	—
State, county, municipal	1,036	—	1,036	—
Total	$4,634,248	$3,925,567	$708,681	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$11,020	$—	$11,020	$—

Prices for US Treasury securities, government agency securities, corporate bonds and equity securities are readily available in the active markets in which those securities are traded and the resulting fair values are derived from level 1 inputs. Prices for mortgage-backed securities and state, county and municipal securities are obtained using the fair values of similar assets, which are deemed to be level 2 inputs. There were no assets or liabilities valued on a recurring basis using level 3 inputs at June 30, 2013, December 31, 2012, or June 30, 2012, and there were no transfers between level 1 and level 2 categories during the six months ended June 30, 2013, and 2012.

Certain financial assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are, therefore, carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. Noncovered OREO that has been recently remeasured is deemed to be at fair value. For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of June 30, 2013, December 31, 2012, and June 30, 2012.

		Fair value measurements using:
Description	Fair value	Level 1	Level 2	Level 3
	(dollars in thousands)
June 30, 2013
Loans held for sale	$42,084	$—	$42,084	$—
Originated impaired loans	42,940	—	—	42,940
Other real estate not covered under loss share agreements remeasured during current year	534	—	—	534
December 31, 2012
Loans held for sale	65,244	—	65,244	—
Originated impaired loans	51,644	—	—	51,644
Other real estate not covered under loss share agreements remeasured during current year	21,113	—	—	21,113
June 30, 2012
Loans held for sale	49,277	—	49,277	—
Originated impaired loans	82,865	—	—	82,865
Other real estate not covered under loss share agreements remeasured during current year	12,893	—	—	12,893

The value of loans held for sale are generally based on market prices for loans with similar characteristics or external valuations.

The value of impaired loans are determined by either collateral valuations or discounted present value of the expected cash flow calculations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 10 and 14 percent applied for estimated holding and selling costs and other external factors that may impact the marketability of the property. Impaired loans are assigned to an asset manager and monitored monthly for significant changes since the last valuation. If significant changes are noted, the asset manager orders a new valuation or adjusts the valuation accordingly. Expected cash flows are determined using expected loss rates developed from historic experience for loans with similar risk characteristics.

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

No financial liabilities were carried at fair value on a nonrecurring basis as of June 30, 2013, December 31, 2012, or June 30, 2012.

Note H
Employee Benefit Plans
Pension expense is a component of employee benefits expense. For the three-month and six-month periods ended June 30, 2013, and 2012 the components of pension expense are as follows:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(dollars in thousands)
Service cost	$4,261	$3,548	$8,483	$6,375
Interest cost	6,409	5,646	12,304	10,142
Expected return on assets	(7,474)	(6,755)	(14,405)	(12,134)
Amortization of prior service cost	53	53	105	106
Amortization of net actuarial loss	4,241	2,737	8,493	5,474
Total pension expense	$7,490	$5,229	$14,980	$9,963
The assumed discount rate for 2013 is 4.00 percent, the expected long-term rate of return on plan assets is 7.25 percent and the assumed rate of salary increases is 4.00 percent. For 2012 the assumed discount rate was 4.75 percent, expected long-term rate of return was 7.50 percent and the assumed rate of salary increases was 4.00 percent.

Note I
Income Taxes

Income tax expense totaled $25,292 and $10,681 for the second quarters of 2013 and 2012, representing effective tax rates of 36.6 percent and 22.1 percent during the respective periods. For the first six months of 2013, income tax expense totaled $56,353 compared to $29,035 during 2012. The effective tax rates for the six-month periods equals 36.2 percent and 28.4 percent, respectively.

The lower effective tax rates for the second quarter and first six months of 2012 primarily result from recognition of a $6,449 credit to income tax expense resulting from the favorable outcome of state tax audits for the period 2008-2010, net of additional federal taxes.

Note J
Commitments and Contingencies

To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment, including cash deposits, securities and other assets. At June 30, 2013, BancShares had unused commitments totaling $5,737,199 compared to $5,467,998 at December 31, 2012, and $5,801,224 at June 30, 2012.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. To minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At June 30, 2013, December 31, 2012, and June 30, 2012, BancShares had standby letters of credit amounting to $58,745, $63,085 and $61,869, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.

Residential mortgage loans are sold with standard representations and warranties relating to documentation and underwriting requirements for the loans. If deficiencies are discovered at any point in the life of the loan, the investor may require BancShares to repurchase the loan. As of June 30, 2013, December 31, 2012, and June 30, 2012, other liabilities included a reserve of $3,916, $4,065 and $2,849, respectively, for estimated losses arising from the repurchase of loans under these provisions.

In addition to standard representations and warranties, residential mortgage loans sold with limited recourse liability represent guarantees to repurchase the loans or repay a portion of the sale proceeds in the event of nonperformance by the borrower. The recourse period is generally 120 days or fewer after sale. At June 30, 2013, December 31, 2012, and June 30, 2012, BancShares has sold loans of approximately $217,402, $205,888 and $191,421, respectively, for which the recourse period had not yet elapsed. At June 30, 2013, December 31, 2012, and June 30, 2012, $63,168, $97,706 and $104,321, respectively, represent loans that would require repurchase in the event of nonperformance by the borrower. Any loans that are repurchased under the recourse obligation will carry the same credit risk as mortgage loans originated by the company and will be collateralized in the same manner.

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

The loss share agreements for four FDIC-assisted transactions include provisions related to contingent payments commonly known as "clawback liability," which may be owed to the FDIC at the termination of the agreements. The FDIC clawback liability represents an estimated payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The FDIC clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to the FDIC for loss share agreements. As of June 30, 2013, December 31, 2012, and June 30, 2012, the clawback liability was $101,652, $101,641 and $91,648, respectively.

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
On February 18, 2011, United Western Bank, United Western Bank's parent company, United Western Bancorp, and five of their directors filed a complaint in the United States District Court for the District of Columbia against the Office of Thrift Supervision (OTS), its Acting Director and the FDIC in its corporate and receivership capacities, alleging that the seizure of United Western Bank by the OTS and the subsequent appointment of the FDIC as receiver were illegal. The complaint requested the court to direct the OTS to remove the FDIC as receiver and return control of United Western Bank to the plaintiffs. Neither BancShares nor FCB was named as a party. In June 2011, the Court dismissed all plaintiffs other than United Western Bank and dismissed the FDIC in both capacities, leaving United Western Bank and the OTS and its Acting Director as the only parties. In July 2011, following passage of the Dodd-Frank Act, the Office of the Comptroller of the Currency (OCC) and the Acting Comptroller were substituted for the OTS and its Acting Director as the only defendants. On March 5, 2013, the court entered a final, appealable order denying United Western Bank's Motion for Summary Judgment and granting OCC's and the Comptroller's Motion for Summary Judgment. On April 26, 2013, United Western Bank filed its Notice of Appeal to the U.S. Court of Appeals for the District of Columbia. On June 20, 2013, United Western Bank filed a Motion for the Voluntary Dismissal of its appeal. The Motion was granted and the appeal was dismissed on July 3, 2013.
During March 2012, FCB received communications from the US Small Business Administration (SBA) asserting that the SBA is entitled to receive a share of amounts paid or to be paid by the FDIC to FCB relating to certain specific SBA-guaranteed loans pursuant to the loss share agreement between FCB and the FDIC applicable to Temecula Valley Bank. FCB disputes the validity of the SBA claims and is pursuing administrative relief through the SBA. During the second quarter, SBA advised that it will no longer pursue this claim.

Note K
Derivatives

At June 30, 2013, BancShares had an interest rate swap entered into during 2011 that qualifies as a cash flow hedge under GAAP. For all periods presented, the fair value of the outstanding derivative is included in other liabilities in the consolidated balance sheets, and the net change in fair value is included in the consolidated statements of cash flows under the caption net change in other liabilities.

The interest rate swap is used for interest rate risk management purposes and converts variable-rate exposure on outstanding debt to a fixed rate. The 2011 interest rate swap has a notional amount of $93,500, representing the amount of variable rate trust preferred capital securities issued during 2006 and still outstanding at the swap inception date. The 2011 interest rate swap hedges interest payments through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above the three-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. Settlement of the swap occurs quarterly. As of June 30, 2013, collateral with a fair value of $9,655 was pledged to secure the existing obligation under the interest rate swap.

	June 30, 2013		December 31, 2012		June 30, 2012
	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
	(dollars in thousands)
2011 interest rate swap hedging variable rate exposure on trust preferred securities 2011-2016	$93,500	$8,196	$93,500	$10,398	$93,500	$11,020

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income (loss), while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swaps have been fully effective since inception. Therefore, changes in the fair value of the interest rate swaps have had no impact on net income. For the three-month periods ended June 30, 2013, and 2012, BancShares recognized interest expense of $819 and $776, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness. For the six-month periods ended June 30, 2013, and 2012, BancShares recognized interest expense of $1,632 and $1,525, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness.

The estimated net amount in accumulated other comprehensive loss at June 30, 2013, that is expected to be reclassified into earnings within the next 12 months is a net after-tax loss of $1,962.

The following table discloses activity in accumulated other comprehensive income (loss) related to the interest rate swaps during the six-month periods ended June 30, 2013, and 2012.

	2013	2012
	(dollars in thousands)
Accumulated other comprehensive loss resulting from interest rate swaps as of January 1	$(10,398)	$(10,714)
Other comprehensive income (loss) recognized during the six month period ended June 30	2,202	(306)
Accumulated other comprehensive loss resulting from interest rate swaps as of June 30	$(8,196)	$(11,020)
BancShares monitors the credit risk of the interest rate swap counterparty.

Note L
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss included the following as of June 30, 2013, December 31, 2012, and June 30, 2012:

	June 30, 2013			December 31, 2012			June 30, 2012
	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
	(dollars in thousands)
Unrealized (losses) gains on investment securities available for sale	$(6,659)	$(2,542)	$(4,117)	$33,809	$13,292	$20,517	$28,155	$11,082	$17,073
Funded status of defined benefit plan	(149,736)	(58,636)	(91,100)	(158,334)	(62,003)	(96,331)	(119,676)	(46,865)	(72,811)
Unrealized loss on cash flow hedge	(8,196)	(3,237)	(4,959)	(10,398)	(4,106)	(6,292)	(11,020)	(4,351)	(6,669)
Total	$(164,591)	$(64,415)	$(100,176)	$(134,923)	$(52,817)	$(82,106)	$(102,541)	$(40,134)	$(62,407)

	Gains and losses on cash flow hedges[1]	Unrealized gains and losses on available-for-sale securities[1]	Defined benefit pension items[1]	Total
	(dollars in thousands)
Three months ended June 30, 2013
Beginning balance	$(5,799)	$19,606	$(93,712)	$(79,905)
Other comprehensive income (loss) before reclassifications	344	(23,723)	—	(23,379)
Amounts reclassified from accumulated other comprehensive income	496	—	2,612	3,108
Net current period other comprehensive income (loss)	840	(23,723)	2,612	(20,271)
Ending balance	$(4,959)	$(4,117)	$(91,100)	$(100,176)
Three months ended June 30, 2012
Beginning balance	$(6,248)	$14,340	$(74,508)	$(66,416)
Other comprehensive income before reclassifications	(891)	2,735	—	1,844
Amounts reclassified from accumulated other comprehensive (loss) income	470	(2)	1,697	2,165
Net current period other comprehensive (loss) income	(421)	2,733	1,697	4,009
Ending balance	$(6,669)	$17,073	$(72,811)	$(62,407)
Six months ended June 30, 2013
Beginning balance	$(6,292)	$20,517	$(96,331)	$(82,106)
Other comprehensive income (loss)before reclassifications	345	(24,634)	—	(24,289)
Amounts reclassified from accumulated other comprehensive income	988	—	5,231	6,219
Net current period other comprehensive income (loss)	1,333	(24,634)	5,231	(18,070)
Ending balance	$(4,959)	$(4,117)	$(91,100)	$(100,176)
Six months ended June 30, 2012
Beginning balance	$(6,483)	$16,115	$(76,206)	$(66,574)
Other comprehensive (loss) income before reclassifications	(1,109)	960	—	(149)
Amounts reclassified from accumulated other comprehensive income (loss)	923	(2)	3,395	4,316
Net current period other comprehensive (loss) income	(186)	958	3,395	4,167
Ending balance	$(6,669)	$17,073	$(72,811)	$(62,407)
1 All amounts are net of tax. Amounts in parentheses indicate debits.

Details about accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive income[1]	Affected line item in the statement where net income is presented
(dollars in thousands)
Three months ended June 30, 2013
Gains and losses on cash flow hedges
Interest rate swap contracts	$(819)	Long-term obligations
	323	Income taxes
	$(496)	Net of tax
Unrealized gains and losses on available for sale securities
	$—	Securities gains (losses)
	—	Income taxes
	$—	Net of tax
Amortization of defined benefit pension items
Prior service costs	$(53)	Employee benefits
Actuarial gains	(4,241)	Employee benefits
	(4,294)	Total before taxes
	1,682	Income taxes
	$(2,612)	Net of tax
Total reclassifications for the period	$(3,108)

Three months ended June 30, 2012
Gains and losses on cash flow hedges
Interest rate swap contracts	$(776)	Long-term obligations
	306	Income taxes
	$(470)	Net of tax

Unrealized gains and losses on available for sale securities
	$3	Securities gains (losses)
	(1)	Income taxes
	$2	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(52)	Employee benefits
Actuarial gains	(2,738)	Employee benefits
	(2,790)	Total before taxes
	1,093	Income taxes
	$(1,697)	Net of tax
Total reclassifications for the period	$(2,165)
1 Amounts in parentheses indicate debits to profit/loss.

Details about accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss1	Affected line item in the statement where net income is presented
(dollars in thousands)
Six months ended June 30, 2013
Gains and losses on cash flow hedges
Interest rate swap contracts	$(1,632)	Long-term obligations
	644	Income taxes
	$(988)	Net of tax
Unrealized gains and losses on available for sale securities
	$—	Securities gains (losses)
	—	Income taxes
	$—	Net of tax
Amortization of defined benefit pension items
Prior service costs	$(105)	Employee benefits
Actuarial gains	(8,493)	Employee benefits
	(8,598)	Total before taxes
	3,367	Income taxes
	$(5,231)	Net of tax
Total reclassifications for the period	$(6,219)

Six months ended June 30, 2012
Gains and losses on cash flow hedges
Interest rate swap contracts	$(1,525)	Long-term obligations
	602	Income taxes
	$(923)	Net of tax

Unrealized gains and losses on available for sale securities
	$3	Securities gains (losses)
	(1)	Income taxes
	$2	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(105)	Employee benefits
Actuarial gains	(5,475)	Employee benefits
	(5,580)	Total before taxes
	2,185	Income taxes
	$(3,395)	Net of tax
Total reclassifications for the period	$(4,316)
1 Amounts in parentheses indicate debits to profit/loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

BancShares is a financial holding company headquartered in Raleigh, North Carolina, that offers full-service banking through its wholly-owned banking subsidiary, First-Citizens Bank & Trust Company (FCB). FCB is a state-chartered bank organized under the laws of the state of North Carolina. As of August 7, 2013, FCB operated 407 branches in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Washington, California, Florida, Georgia, Texas, Arizona, New Mexico, Oregon, Colorado, Oklahoma, Kansas, Missouri, and Washington, DC.

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY

BancShares’ earnings and cash flows are primarily derived from our commercial banking activities. We offer commercial and consumer loans, deposit and treasury services products, cardholder and merchant services, wealth management services, as well as various other products and services typically offered by commercial banks. We gather deposits from retail and commercial customers and also secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets, including loans and leases, investment securities and overnight investments. We also invest in the bank premises, hardware, software, furniture and equipment used to conduct our commercial banking business.

Various external factors influence the focus of our business efforts. Since 2008, asset quality challenges, capital adequacy problems and weak economic conditions have resulted in unfavorable conditions for organic growth. However, during this period of industry-wide turmoil, we participated in six FDIC-assisted transactions involving distressed financial institutions. Participation in FDIC-assisted transactions provided opportunities to increase our business volumes in existing markets and to expand our banking presence to adjacent markets that we deemed demographically attractive.

Under accounting principles generally accepted in the United States of America (GAAP), acquired assets and assumed liabilities are initially recorded at fair value, and fair value discounts and premiums are accreted or amortized to earnings over the life of the underlying asset or liability. In addition, post-acquisition deterioration results in an adjustment to the allowance for loan and lease losses. For each of the six FDIC-assisted transactions, loss share agreements protect us from a substantial portion of the asset quality risk that we would otherwise incur. The estimated receivable and payable related to those loss share agreements are measured and recorded in the financial statements and are adjusted for changes in the estimated cash flows to be derived from the covered assets. The amortization and accretion of premiums and discounts, the recognition of post-acquisition improvement and deterioration and the related accounting for the indemnification asset may result in significant income statement volatility. In some periods, the net impact may be favorable, while, in other periods, the net impact may be unfavorable.

Various other factors have had an unfavorable impact on income during the past two years. Low interest rates and competitive loan and deposit pricing has led to very narrow interest margins. Further, legislatively-imposed restrictions on our ability to collect various fees have adversely affected noninterest income. While distressed customers continue to experience difficulty meeting their debt service obligations, other customers have intentionally avoided new debt due to economic uncertainty, while other customers continued to repay existing debt.

Although improved when compared to prior years, real estate demand in many of our markets remains weak, resulting in depressed real estate prices that continue to affect collateral values. As a result, when customer cash flow is inadequate to avoid default, losses may occur when collateral is sold. Exposure to declining real estate values have caused some loans secured by a second mortgage to become effectively unsecured.

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

Investment securities available for sale have declined marginally in 2013. The primary driver has been a decline in the fair value of the portfolio which is now in an unrealized loss position compared to an unrealized gain at December 31, 2012. Proceeds from called securities are being reinvested into similar type products.

Loans outstanding, excluding loans held for sale, have declined slightly from December 31, 2012. The decline reflects the continuing amortization of the acquired loan portfolio partially offset by originated loan growth.

Deposit balances have remained stable in total, although during 2013, time deposits have declined while demand deposits have grown. The demand for our treasury services products has been adversely influenced by extraordinarily low interest rates. As a whole, our balance sheet liquidity position remains strong.

Financial institutions continue efforts to implement various legislative and governmental reforms intended to stabilize the financial services industry and provide added consumer protection. In addition to actions previously enacted by governmental agencies and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), further regulatory changes will likely occur. The Basel III capital requirements were approved by the Bank regulatory agencies in July 2013.

BancShares’ consolidated net income during the second quarter of 2013 equaled $43.9 million, an increase of $6.3 million from the $37.6 million earned during the corresponding period of 2012. The annualized return on average assets and equity amounted to 0.83 percent and 9.13 percent, respectively, during the second quarter of 2013, compared to 0.71 percent and 7.93 percent during the same period of 2012. Net income per share during the second quarter of 2013 totaled $4.56, compared to $3.66 during the second quarter of 2012. The increase in net income in 2013 was due to a reduction in the provision for loan and lease losses, higher noninterest income and lower noninterest expense, partially offset by lower net interest income.

For the six months ended June 30, 2013, net income amounted to $99.5 million, compared to $73.1 million earned during the same period of 2012. Return on assets and equity during 2013 equaled 0.95 percent and 10.55 percent respectively, down from 0.70 percent and 7.79 percent during the six-month period ended June 30, 2012. Net income per share equaled $10.34 during the first six months of 2013, compared to $7.11 in the first six months of 2012. Significant items favorably affecting 2013 earnings include a significant reduction in provision for loan and lease losses, a reduction in foreclosure-related expenses and gains recognized on the sale of our processing service relationships. Partially offsetting the benefit of these items were lower net interest income and higher income tax expense.

Net interest income decreased $35.9 million from $215.4 million in the second quarter of 2012 to $179.5 million in 2013, primarily due to the impact of lower asset yields and acquired loan shrinkage and a decrease in the taxable-equivalent yield on interest-earning assets. The taxable-equivalent net yield on interest-earning assets decreased 84 basis points from the second quarter of 2012 to 3.74 percent. Year-to-date net interest income decreased $52.0 million, or 11.9 percent, during 2013. The net yield on interest-earning assets was 4.04 percent during the six months ended June 30, 2013, compared to 4.69 percent for the same period of 2012. For both the second quarter and year-to-date periods, accreted loan discounts resulting from unscheduled payments on acquired loans significantly impacted the taxable-equivalent net yield on interest-earning assets. Since unscheduled payments are unpredictable, the yield on interest-earning assets may demonstrate volatility, but accretion income will generally decrease in future periods as acquired loan balances continue to decline.

We recorded a $13.2 million credit to provision for loan and lease losses during the second quarter of 2013, compared to provision expense of $29.7 million during the second quarter of 2012. The credit to provision expense related to acquired loans totaled $15.5 million during the second quarter of 2013, compared to provision expense of $18.7 million during the second quarter of 2012, a $34.2 million favorable change. The significant reduction in provision expense for acquired loans resulted from lower current impairment and unexpected payoffs of acquired loans for which an allowance had previously been established.

During the first six months of 2013, we recorded a credit to the provision for loan and lease losses of $31.8, a decrease of $92.2 million from the same period of 2012. The decrease was caused by a reversal of previously-recognized impairment and lower post-acquisition deterioration of acquired loans. We recorded a $38.1 million credit to acquired loan provision expense for the six months ended June 30, 2013, compared to provision expense of $28.3 million during the same time period in 2012.

Provision expense for originated loans totaled $2.2 million during the second quarter of 2013 compared to $11.0 million during the second quarter of 2012, a reduction of $8.8 million, resulting from lower charge-offs and credit quality improvements in the originated commercial loan portfolio. Provision expense for originated loans totaled $6.2 million for the six months ended June 30, 2013, compared to $32.1 million during the same time period in 2012.

Noninterest income increased $7.7 million in the second quarter of 2013 when compared to the second quarter of 2012, due to improved merchant and mortgage income. For the six-month period ended June 30, 2013, noninterest income increased $18.3 million from the comparable period of 2012 primarily resulting from the sale of a large portion of our client bank processing service relationships and improved mortgage income.

Noninterest expense decreased $6.2 million, or 3.2 percent, in the second quarter of 2013 and increased $4.8 million, or 1.3 percent for the six months ended June 30, 2013, when compared to the same period in 2012. The second quarter decrease resulted from lower foreclosure-related expenses, partially offset by higher employee benefit expense. The year-to-date increase results from higher employee benefit expense, processing fees paid to third parties and fixed asset impairments resulting from the sale of our client bank processing service relationships.

Income tax expense in the second quarter of 2013 totaled $25.3 million compared to $10.7 million for the same period of 2012, representing effective tax rates of 36.6 percent and 22.1 percent during the respective periods. The change in the effective tax rate for the second quarter of 2013 results from a $6.4 million credit to income tax expense recorded during the second quarter of 2012, the result of state tax audits for the period 2008-2010, net of additional federal taxes.

CRITICAL ACCOUNTING POLICIES UPDATES
Allowance for loan and lease losses. The allowance for loan and lease losses (ALLL) reflects the estimated losses resulting from the inability of our customers to make required loan and lease payments. The ALLL is based on management's evaluation of the risk characteristics of the loan and lease portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in our opinion, deserve current recognition in estimating possible loan and lease losses. Our evaluation process is based on historical evidence and current trends among delinquencies, defaults and nonperforming assets.
Prior to the second quarter of 2013, management applied a methodology that included allowances assigned to specific impaired commercial loans and leases, general commercial loan allowances based upon estimated loss rates by credit grade with the loss rates derived in part from migration analysis among grades, general noncommercial allowances based upon estimated loss rates derived primarily from historical losses, and a nonspecific allowance based upon economic conditions, loan concentrations and other relevant factors.
During the second quarter of 2013, we implemented enhancements to our modeling methodology for estimating the general reserve component of the ALLL. Specifically for the originated commercial loans and leases segment, we refined our modeling methodology by increasing the granularity of the historical net loss data used to develop the applicable loss rates by utilizing information which further considers the class of the commercial loan and associated risk rating. For the originated noncommercial segment, we refined our modeling methodology to incorporate specific loan classes and delinquency status trends into the loss rates. The enhanced ALLL estimates implicitly include the risk of draws on open lines within each loan class.  Management has also further enhanced a qualitative framework for considering economic conditions, loan concentrations and other relevant factors at a loan class level. We believe that the methodology enhancements will improve the granularity of historical net loss data and precision of our segment analysis. These enhancements resulted in certain reallocations between segments, allocation of the nonspecific allowance to specific loan classes, and a reallocation of a portion of the reserve for unfunded commitments into the ALLL. Other than these modifications, the enhancements to the methodology had no material impact on the ALLL.
Acquired loans are recorded at fair value at acquisition date. Amounts deemed uncollectible at acquisition date become part of the fair value calculation and are excluded from the ALLL. Following acquisition, we routinely review acquired loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan and lease losses and related ALLL, if any, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded. Proportional adjustments are also recorded to the FDIC receivable for acquired loans covered by loss share agreements.
Management continuously monitors and actively manages the credit quality of the entire loan portfolio and recognizes an adequate provision to maintain the allowance at an appropriate level. Specific allowances for impaired loans are determined by analyzing estimated cash flows discounted at a loan's original rate or collateral values in situations where we believe repayment is dependent on collateral liquidation. Substantially all impaired loans are collateralized by real property.
Management considers the established allowance adequate to absorb losses that relate to loans and leases outstanding at June 30, 2013, although future additions may be necessary based on changes in economic conditions, collateral values, erosion of the borrower's access to liquidity and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. These agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated and additions to the allowance may be required.
There were no material updates to other critical accounting policies.

Table 1
SELECTED QUARTERLY DATA

	2013		2012			Six months ended June 30
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	2013	2012
	(dollars in thousands, except share data)
SUMMARY OF OPERATIONS
Interest income	$193,926	$220,604	$280,891	$236,674	$240,519	$414,530	$487,271
Interest expense	14,398	15,722	17,943	21,318	25,087	30,120	50,887
Net interest income	179,528	204,882	262,948	215,356	215,432	384,410	436,384
Provision for loan and lease losses	(13,242)	(18,606)	64,880	17,623	29,667	(31,848)	60,382
Net interest income after provision for loan and lease losses	192,770	223,488	198,068	197,733	185,765	416,258	376,002
Noninterest income	64,995	57,513	33,219	51,842	57,296	122,508	104,239
Noninterest expense	188,567	194,355	198,728	190,077	194,797	382,922	378,128
Income before income taxes	69,198	86,646	32,559	59,498	48,264	155,844	102,113
Income taxes	25,292	31,061	10,813	19,974	10,681	56,353	29,035
Net income	$43,906	$55,585	$21,746	$39,524	$37,583	$99,491	$73,078
Net interest income, taxable equivalent	$180,188	$205,553	$263,635	$216,069	$216,194	$385,743	$437,960
PER SHARE DATA
Net income	$4.56	$5.78	$2.15	$3.85	$3.66	$10.34	$7.11
Cash dividends	0.30	0.30	0.30	0.30	0.30	0.60	0.60
Market price at period end (Class A)	192.05	182.70	163.50	162.90	166.65	192.05	166.65
Book value at period end	201.62	199.46	193.75	192.49	187.88	201.62	187.88
SELECTED PERIOD AVERAGE BALANCES
Total assets	$21,224,412	$21,150,143	$21,245,425	$21,075,174	$21,198,910	$21,187,274	$21,073,341
Investment securities	5,162,893	5,196,930	5,169,159	4,888,047	4,598,141	5,179,818	4,369,649
Loans and leases (acquired and originated)	13,167,580	13,289,828	13,357,928	13,451,164	13,612,114	13,228,367	13,718,532
Interest-earning assets	19,332,679	19,180,308	19,273,850	19,059,474	18,983,321	19,256,916	18,785,636
Deposits	17,908,705	17,922,665	17,983,033	17,755,974	17,667,221	18,014,058	17,583,164
Interest-bearing liabilities	13,958,137	14,140,511	14,109,359	14,188,609	14,418,509	14,048,820	14,448,704
Long-term obligations	443,804	444,539	447,600	524,313	646,854	444,170	664,460
Shareholders' equity	$1,929,621	$1,877,445	$1,951,874	$1,945,263	$1,906,884	$1,902,217	$1,887,695
Shares outstanding	9,618,941	9,618,985	10,159,262	10,264,159	10,271,343	9,618,963	10,277,593
SELECTED PERIOD-END BALANCES
Total assets	$21,308,822	$21,351,012	$21,283,652	$21,173,620	$21,332,638	$21,308,822	$21,332,638
Investment securities	5,186,106	5,280,907	5,227,570	5,013,500	4,635,826	5,186,106	4,635,826
Loans and leases:
Acquired	1,443,336	1,621,327	1,809,235	1,897,097	1,999,351	1,443,336	1,999,351
Originated	11,655,469	11,509,080	11,576,115	11,455,233	11,462,458	11,655,469	11,462,458
Deposits	18,018,015	18,064,921	18,086,025	17,893,215	17,801,646	18,018,015	17,801,646
Long-term obligations	443,313	444,252	444,921	472,170	644,682	443,313	644,682
Shareholders' equity	$1,939,330	$1,918,581	$1,864,007	$1,974,124	$1,929,790	$1,939,330	$1,929,790
Shares outstanding	9,618,941	9,618,941	9,620,914	10,255,747	10,271,244	9,618,941	10,271,244
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.83%	1.07%	0.41%	0.75%	0.71%	0.95%	0.70%
Rate of return on average shareholders' equity (annualized)	9.13	12.01	4.43	8.08	7.93	10.55	7.79
Net yield on interest-earning assets (taxable equivalent)	3.74	4.35	5.44	4.51	4.58	4.04	4.69
Allowance for loan and lease losses to total loans and leases:
Acquired	5.30	5.95	7.74	4.77	4.39	5.30	4.39
Originated	1.56	1.53	1.55	1.62	1.62	1.56	1.62
Nonperforming assets to total loans and leases and other real estate at period end:
Acquired	8.62	8.46	9.26	12.87	18.37	8.62	18.37
Originated	0.91	1.10	1.15	1.05	1.03	0.91	1.03
Tier 1 risk-based capital ratio	14.91	14.50	14.27	15.08	15.97	14.91	15.97
Total risk-based capital ratio	16.41	16.19	15.95	16.76	17.66	16.41	17.66
Leverage capital ratio	9.68	9.36	9.22	9.67	10.21	9.68	10.21
Dividend payout ratio	6.58	5.19	13.95	7.79	8.20	5.80	8.44
Average loans and leases to average deposits	73.53	74.15	74.28	75.76	77.05	73.43	78.02
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

Table 2
FDIC-ASSISTED TRANSACTIONS

		Fair value of
Entity	Date of transaction	Loans acquired	Deposits assumed
		(dollars in thousands)
Colorado Capital Bank (CCB)	July 8, 2011	$320,789	$606,501
United Western Bank (United Western)	January 21, 2011	759,351	1,604,858
Sun American Bank (SAB)	March 5, 2010	290,891	420,012
First Regional Bank (First Regional)	January 29, 2010	1,260,249	1,287,719
Venture Bank (VB)	September 11, 2009	456,995	709,091
Temecula Valley Bank (TVB)	July 17, 2009	855,583	965,431
Total		$3,943,858	$5,593,612
Carrying value of acquired loans as of June 30, 2013		$1,443,336

Income statement impact. Various fair value discounts and premiums that were previously recorded for acquired assets and assumed liabilities are being accreted and amortized into income over the life of the underlying asset or liability. Noninterest expense increased due to incremental staffing, facility costs for the branch locations, collection and foreclosure-related expenses resulting from the FDIC-assisted transactions. No acquisition gains were recorded during the six-month periods ended June 30, 2013 and June 30, 2012.

During the three-month period ended June 30, 2013, we recorded a credit to provision expense for acquired loans totaling $15.5 million compared to provision expense of $18.7 million during the same period of 2012. Total provision for loan losses related to acquired loans for the six-month period ended June 30, 2013, decreased by $66.4 million from the same period of 2012. The decrease in the provision for acquired loan losses in 2013 is the result of lower post-acquisition deterioration of acquired loans, and unexpected payoffs of acquired loans for which an allowance had previously been established.

The amount of accretable yield related to acquired loans changes when the estimated cash flows expected to be collected changes. The recognition of accretion income may be accelerated in the event of unscheduled repayments for amounts in excess of current estimates and various other post-acquisition events. Due to the many factors that can influence the amount of accretion income recognized in a given period, this component of net interest income is not easily predictable for future periods and impacts the comparability of interest income, net interest income and overall results of operations. During the three-month period ended June 30, 2013, accretion income for loans for which a fair value discount had been recorded equaled $52.0 million, compared to $79.9 million during the first quarter of 2013 and $60.9 million during the second quarter of 2012. Discount accretion on acquired loans equaled $131.9 million for the six-month period ended June 30, 2013, compared to $125.8 million during the same period of 2012.

Post-acquisition improvements that affect accretion income, as well as post-acquisition credit-related deterioration of acquired loans, also result in adjustments to the FDIC receivable for changes in the estimated amount that would be covered under the respective loss share agreement. While accretion income is recognized prospectively over the remaining life of the loan, the adjustment to the FDIC receivable is recognized over the shorter of the remaining life of the loan or the remaining term of the applicable loss share agreement. As a result, the recognition of accretion income may occur over a longer period than the related income statement impact of the adjustment to the FDIC receivable. During the three- and six-month periods ended June 30, 2013, the net adjustment to the FDIC receivable for post-acquisition improvements and deterioration in acquired assets resulted in a net reduction to the FDIC receivable and noninterest income of $14.4 million and $38.5 million, respectively, compared to a net reduction in the receivable and a corresponding reduction in noninterest income of $14.1 million and $40.9 million during the same periods of 2012.

The various terms of each loss share agreement and the components of the receivable from the FDIC is provided in Table 3. The carrying value as of June 30, 2013, excludes estimated obligations to the FDIC under any applicable clawback provisions.

As of June 30, 2013, the FDIC receivable included $71.4 million we expect to receive through reimbursements from the FDIC and $86.7 million we expect to recover through prospective amortization of the asset arising from post-acquisition improvements in the related loans. The timing of expected losses on acquired assets is monitored by management to ensure the losses will occur during the respective loss share terms. When projected losses are expected to occur after expiration of the applicable loss share agreement, the FDIC receivable is adjusted to reflect the forfeiture of loss share protection.

Acquisition accounting and issues affecting comparability of financial statements. As estimated exposures related to the acquired assets covered by the loss share agreements change based on post-acquisition events, our adherence to GAAP and accounting policy elections that we have made affect the comparability of our current results of operations to earlier periods. Several of the key issues affecting comparability are as follows:

•	When post-acquisition events suggest that the amount of cash flows we will ultimately receive for an acquired loan is less than originally expected:

▪	An allowance for loan and lease losses is established for the post-acquisition exposure that has emerged with a corresponding charge to provision for loan and lease losses;

▪
If the expected loss is projected to occur during the relevant loss share period, the FDIC receivable is adjusted to reflect the indemnified portion of the post-acquisition exposure with a corresponding increase to noninterest income;

•	When post-acquisition events suggest that the amount of cash flows we will ultimately receive for an acquired loan is greater than originally expected:

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

▪
The FDIC receivable is adjusted immediately for reversals of previously recognized impairment and prospectively for reclassifications from nonaccretable difference to reflect the indemnified portion of the post-acquisition change in exposure; a corresponding reduction in noninterest income is also recorded immediately for reversals of previously established allowances or for reclassifications from nonaccretable difference, over the shorter of the remaining life of the related loan or loss share agreements;

•
When actual payments received on acquired loans are greater than initial estimates, large nonrecurring discount accretion or reductions in the allowance for loan and lease losses may be recognized during a specific period; discount accretion is recognized as an increase to interest income; reductions in the allowance for loan and lease losses are recorded with a reduction in the provision for loan and lease losses;

•
Adjustments to the FDIC receivable resulting from changes in estimated cash flows for acquired loans are based on the reimbursement provision of the applicable loss share agreement with the FDIC. Adjustments to the FDIC receivable partially offset the adjustment to the acquired loan carrying value, but the rate of the change to the FDIC receivable relative to the change in the acquired loan carrying value is not constant. The loss share agreements establish reimbursement rates for losses incurred within certain ranges. In some loss share agreements, higher loss estimates result in higher reimbursement rates, while in other loss share agreements, higher loss estimates trigger a reduction in the reimbursement rates. In addition, some of the loss share agreements include clawback provisions that require the purchaser to remit a payment to the FDIC in the event that the aggregate amount of losses is less than a loss estimate established by the FDIC. The adjustments to the FDIC receivable based on changes in loss estimates are measured based on the actual reimbursement rates and consider the impact of changes in the projected clawback payment. Table 3 provides details on the various reimbursement rates for each loss share agreement.

Table 3
LOSS SHARE PROVISIONS FOR FDIC-ASSISTED TRANSACTIONS

	Fair value at acquisition date	Losses/expenses incurred through 6/30/2013	Cumulative amount reimbursed by FDIC through 6/30/2013	Carrying value at June 30, 2013		Current portion of receivable due from (to) FDIC for 6/30/2013 filings	Receivable related to accretable yield as of 6/30/2013
				Receivable from FDIC	Payable to FDIC
Entity
	(dollars in thousands)
TVB - combined losses	$103,558	$191,448	$—	$28,418	$—	$—	$18,229
VB - combined losses	138,963	153,424	123,994	(378)	—	(1,255)	(1,247)
First Regional - combined losses	378,695	305,124	217,259	46,214	68,689	(6,614)	31,611
SAB - combined losses	89,734	90,785	72,653	17,076	1,627	(25)	10,133
United Western
Non-single family residential losses	112,672	110,726	87,031	20,872	16,656	1,763	11,374
Single family residential losses	24,781	3,417	2,617	11,356	—	116	1,865
CCB - combined losses	155,070	181,580	140,858	34,455	14,680	4,584	14,695
Total	$1,003,473	$1,036,504	$644,412	$158,013	$101,652	$(1,431)	$86,660

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

Fair value at acquisition date represents the initial fair value of the receivable from FDIC, excluding the payable to FDIC. Receivable related to accretable yield represents balances that, due to post-acquisition credit quality improvement, will be amortized over the shorter of the covered asset's life or the term of the loss share period.

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier investments typically carry a higher interest rate but expose us to potentially higher levels of default.

We have historically focused on maintaining high-asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures with a concentration of owner-occupied real estate loans in the medical and related fields. The focus on asset quality also influences the composition of our investment securities portfolio. At June 30, 2013, government agency securities represented 52.5 percent of our investment securities available for sale, compared to mortgage-backed securities and U.S. Treasury securities, which represented 35.6 percent and 11.5 percent, respectively. The balance of the available-for-sale portfolio includes common stock of other financial institutions and state, county and municipal securities. Overnight investments are selectively made with the Federal Reserve Bank and other financial institutions.

The average balance for both the second quarter and year-to-date 2013, were $19.33 billion and $19.26 billion, respectively, compared to $18.98 billion and $18.79 billion for the same periods in 2012. The increases of $349.4 million and $471.3 million , or 1.8 percent and 2.5 percent, were due to higher levels of investment securities and overnight investments offset, in part, by lower loan and leases.

Loans and leases. Originated loans increased $193.0 million from $11.46 billion at June 30, 2012, to $11.66 billion at June 30, 2013, and $79.4 million since December 31, 2012. Acquired loans totaled $1.44 billion at June 30, 2013, compared to $1.81 billion at December 31, 2012, and $2.00 billion at June 30, 2012. Originated loan demand improved during the second quarter of 2013, while acquired loan balances continue to decline due to repayments and charge-offs. Table 4 provides the composition of acquired and originated loan and leases.

Originated commercial mortgage loans totaled $6.14 billion at June 30, 2013, 52.6 percent of originated loans and leases. The June 30, 2013, balance increased $105.6 million or 1.8 percent since December 31, 2012, and $252.0 million or 4.3 percent since June 30, 2012. The growth reflects our continued focus on small business customers, particularly among medical-related and other professional customers. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At June 30, 2013, originated revolving mortgage loans totaled $2.12 billion, representing 18.2 percent of total originated loans outstanding, a decrease of $86.3 million or 3.9 percent since December 31, 2012, and $144.4 million or 6.4 percent compared to June 30, 2012. The reduction in revolving mortgage loans from 2012 is a result of a reduced emphasis on this class of lending resulting from eroded collateral values.

Originated residential mortgage loans totaled $884.0 million at June 30, 2013, up $74.8 million or 9.2 percent since June 30, 2012, and up $61.1 million or 7.4 percent from December 31, 2012. While the majority of residential mortgage loans that we originated in 2012 and 2013 were sold to investors, other loans were retained in the loan portfolio principally due to the nonconforming characteristics of the retained loans.

At June 30, 2013, originated commercial and industrial loans equaled $1.00 billion or 8.6 percent of total originated loans and leases, a reduction of $41.0 million or 4.0 percent since December 31, 2012, and $8.2 million or 0.8 percent since June 30, 2012. In addition to our historical preference for loans secured by real estate, weak economic conditions continue to limit our ability to originate commercial and industrial loans that meet our underwriting standards.

Originated commercial construction and land development loans totaled $305.8 million or 2.6 percent of total originated loans at June 30, 2013, a decrease of $23.4 million or 7.1 percent since June 30, 2012. The continuing decline reflects lower demand and our limited appetite for construction lending. Our originated construction and land development portfolio does not include significant exposure to builders to acquire, develop or construct homes in large tracts of real estate. Most of the construction portfolio relates to borrowers in North Carolina and Virginia where real estate values have declined less severely than other markets in which we operate.

Originated consumer loans totaled $388.3 million at June 30, 2013, down $43.4 million or 10.0 percent since June 30, 2012, and down $28.3 million or 6.8 percent from December 31, 2012. This decline is the result of the general contraction in consumer borrowing in 2013 and 2012 due to weak customer demand and continued run-off in our automobile sales finance portfolio.

Table 4
LOANS AND LEASES

	June 30, 2013	December 31, 2012	June 30, 2012
	(dollars in thousands)
Acquired loans	$1,443,336	$1,809,235	$1,999,351
Originated loans and leases:
Commercial:
Construction and land development	305,789	309,190	329,151
Commercial mortgage	6,135,068	6,029,435	5,149,696
Other commercial real estate	176,031	160,980	162,579
Commercial and industrial	997,504	1,038,530	1,722,761
Lease financing	352,818	330,679	320,703
Other	172,861	125,681	140,738
Total commercial loans	8,140,071	7,994,495	7,825,628
Noncommercial:
Residential mortgage	884,020	822,889	809,230
Revolving mortgage	2,123,814	2,210,133	2,268,210
Construction and land development	119,253	131,992	127,726
Consumer	388,311	416,606	431,664
Total noncommercial loans	3,515,398	3,581,620	3,636,830
Total originated loans and leases	11,655,469	11,576,115	11,462,458
Total loans and leases	$13,098,805	$13,385,350	$13,461,809

	June 30, 2013			December 31, 2012			June 30, 2012
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
	(dollars in thousands)
Acquired loans:
Commercial:
Construction and land development	$41,572	$119,161	$160,733	$71,225	$166,681	$237,906	$86,056	$186,389	$272,445
Commercial mortgage	90,910	768,128	859,038	107,281	947,192	1,054,473	121,580	1,021,097	1,142,677
Other commercial real estate	23,716	58,188	81,904	35,369	71,750	107,119	29,199	86,588	115,787
Commercial and industrial	6,429	30,907	37,336	3,932	45,531	49,463	4,771	61,671	66,442
Other	—	1,018	1,018	—	1,074	1,074	—	1,228	1,228
Total commercial loans	162,627	977,402	1,140,029	217,807	1,232,228	1,450,035	241,606	1,356,973	1,598,579
Noncommercial:
Residential mortgage	36,740	220,232	256,972	48,077	249,849	297,926	55,585	266,468	322,053
Revolving mortgage	9,493	26,660	36,153	9,606	29,104	38,710	8,286	28,824	37,110
Construction and land development	8,616	393	9,009	15,136	5,657	20,793	31,767	7,527	39,294
Consumer	—	1,173	1,173	—	1,771	1,771	404	1,911	2,315
Total noncommercial loans	54,849	248,458	303,307	72,819	286,381	359,200	96,042	304,730	400,772
Total acquired loans	$217,476	$1,225,860	$1,443,336	$290,626	$1,518,609	$1,809,235	$337,648	$1,661,703	$1,999,351

Acquired commercial mortgage loans totaled $859.0 million at June 30, 2013, representing 59.5 percent of the total acquired portfolio compared to $1.05 billion at December 31, 2012, and $1.14 billion at June 30, 2012. Acquired commercial construction and land development loans amounted to $160.7 million, or 11.1 percent of total acquired loans at June 30, 2013, a decrease of $77.2 million from December 31, 2012, and $111.7 million from June 30, 2012. Acquired residential mortgage loans totaled $257.0 million or 17.8 percent of the acquired portfolio as of June 30, 2013, compared to $297.9 million or 16.5 percent of total acquired loans at December 31, 2012, and $322.1 million or 16.1 percent of total acquired loans at June 30, 2012. The changes in acquired loan balances since December 31, 2012, and from June 30, 2012, reflect continued reductions of outstanding loans from the FDIC-assisted transactions from payments, charge-offs and foreclosure.

Although originated loan growth displayed some improvement during the second quarter of 2013, economic conditions remain tenuous. As a result, we expect originated loan growth to remain sluggish for the rest of 2013. Loan growth projections are subject to change due to further economic deterioration or improvement and other external factors.

Investment securities. Investment securities available for sale equaled $5.18 billion at June 30, 2013, compared to $5.23 billion at December 31, 2012, and $4.63 billion at June 30, 2012. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. Changes in the amount of our investment securities portfolio result from trends among loans and leases, deposits and short-term borrowings. When inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow overnight investments to decline and use proceeds from maturing securities to fund loan demand. Details of investment securities at June 30, 2013, December 31, 2012, and June 30, 2012, are provided in Table 5.

Table 5
INVESTMENT SECURITIES

	June 30, 2013				December 31, 2012		June 30, 2012
			Average maturity (1)	Taxable equivalent
	Cost	Fair value	(Yrs./mos.)	yield (1)	Cost	Fair value	Cost	Fair value
Investment securities available for sale:	(dollars in thousands)
U. S. Treasury:
Within one year	$299,961	$300,103	0/4	0.27%	$576,101	$576,393	$628,714	$628,702
One to five years	298,664	298,563	1/7	0.29	247,140	247,239	249,978	249,983
Total	598,625	598,666	0/11	0.28	823,241	823,632	878,692	878,685
Government agency:
Within one year	1,838,125	1,835,890	0/6	0.42	1,708,572	1,709,520	1,744,572	1,745,424
One to five years	887,102	885,489	2/0	0.42	1,343,468	1,345,684	1,231,507	1,232,774
Total	2,725,227	2,721,379	1/0	0.42	3,052,040	3,055,204	2,976,079	2,978,198
Mortgage-backed securities:
Within one year	1,588	1,604	0/9	2.81	3,397	3,456	430	429
One to five years	1,069,650	1,059,776	3/2	1.21	732,614	736,284	471,516	471,600
Five to ten years	336,756	330,433	7/8	1.62	193,500	195,491	71,904	72,523
Over ten years	458,210	451,510	17/11	2.61	385,700	394,426	155,618	163,093
Total	1,866,204	1,843,323	7/7	1.63	1,315,211	1,329,657	699,468	707,645
State, county and municipal:
Within one year	126	127	0/8	5.97	486	490	601	611
One to five years	—	—	—	—	—	—	—	—
Five to ten years	60	60	5/5	4.75	60	60	10	10
Over ten years	—	—	—	—	—	—	415	415
Total	186	187	2/2	5.58	546	550	1,026	1,036
Corporate bonds:
Within one year	—	—	—	—	—	—	49,987	50,446
Total	—	—	—	—	—	—	49,987	50,446
Other
Five to ten years	850	828	5/0	7.58	838	820	—	—
Equity securities	543	20,593			543	16,365	841	18,238
Total investment securities available for sale	5,191,635	5,184,976			5,192,419	5,226,228	4,606,093	4,634,248

Investment securities held to maturity:
Mortgage-backed securities:
One to five years	1,040	1,074	3/9	5.59	1,242	1,309	1,470	1,568
Five to ten years	14	6	9/3	4.30	18	11	4	4
Over ten years	76	120	15/9	7.13	82	128	104	142
Total investment securities held to maturity	1,130	1,200	4/8	5.67	1,342	1,448	1,578	1,714

Total investment securities	$5,192,765	$5,186,176			$5,193,761	$5,227,676	$4,607,671	$4,635,962

(1)
Average maturity assumes callable securities mature on their earliest call date; yields are based on amortized cost; yields related to securities exempt from federal and/or state income taxes are stated on a taxable yield basis assuming statutory rates of 35.0 percent.

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Deposits represent our primary funding source, although we have the ability to utilize non-deposit borrowings to stabilize our liquidity base and to fulfill commercial customer demand for treasury services. Interest-bearing liabilities totaled $13.89 billion as of June 30, 2013, down $493.4 million from June 30, 2012, due to continued customer migration of balances in interest-bearing accounts to demand deposit accounts, the continued reductions in deposits assumed in FDIC-assisted transactions, maturities of FHLB borrowings and the 2012 redemption of trust preferred securities.

Deposits. At June 30, 2013, total deposits equaled $18.02 billion, a decrease of $68.0 million since December 31, 2012, and an increase of $216.4 million or 1.2 percent since June 30, 2012. The increase resulted from growth in legacy markets, partially offset by a reduction in acquired deposits.

Due to our focus on maintaining a strong liquidity position, core deposit retention remains a key business objective. We believe that traditional bank deposit products remain an attractive option for many customers, but as economic conditions improve, we recognize that our liquidity position could be adversely affected as bank deposits are withdrawn and invested elsewhere. Our ability to fund future loan growth is dependent on our success at retaining existing deposits and generating new deposits at a reasonable cost.

Short-term borrowings. At June 30, 2013, short-term borrowings totaled $581.9 million compared to $568.5 million at December 31, 2012, and $700.3 million at June 30, 2012. The increase in short-term borrowings since December 31, 2012, is due to higher customer balances in our business and treasury services sweep products.

Long-term obligations. Long-term obligations equaled $443.3 million at June 30, 2013, down $201.4 million from June 30, 2012. The decrease since June 30, 2012, resulted from the early redemption of trust preferred securities in July 2012, repayment of debt obligations related to a prior revolving mortgage loan securitization and maturities of FHLB obligations.

At June 30, 2013, and December 31, 2012, long-term obligations included $96.4 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, a special purpose entity and the grantor trust for $93.5 million of trust preferred securities. FCB/NC Capital Trust III's trust preferred securities mature in 2036 and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of FCB/NC Capital Trust III. The proceeds from the trust preferred securities were used to purchase the junior subordinated debentures issued by BancShares.

At June 30, 2012, long-term obligations included $251.7 million in junior subordinated debentures representing obligations to two special purpose entities, FCB/NC Capital Trust I and FCB/NC Capital Trust III (the Capital Trusts). The Capital Trusts were the grantor trusts for $243.5 million of trust preferred securities outstanding as of June 30, 2012. The proceeds from the trust preferred securities were used to purchase the junior subordinated debentures issued by BancShares. The $150.0 million in trust preferred securities issued by FCB/NC Capital Trust I were redeemed in whole in July 2012. BancShares has guaranteed all obligations of the Capital Trusts.

NET INTEREST INCOME

Interest income amounted to $193.9 million during the second quarter of 2013, a $46.6 million or 19.4 percent decrease from the second quarter of 2012. The decrease in interest income resulted from lower asset yields and a significant shift in asset composition resulting from a large reduction in average loans, offset by higher investment securities. Average interest-earning assets increased $349.4 million or 1.8 percent to $19.33 billion. The taxable-equivalent yield on interest-earning assets equaled 4.04 percent for the second quarter of 2013, compared to 5.11 percent for the corresponding period of 2012 as reflected in Table 6. For the six months ended June 30, 2013, interest income amounted to $414.5 million, a decrease of $72.7 million or 14.9 percent as compared to the same time period in 2012. Interest-earning assets averaged $19.26 billion, during the first six months of 2013, an increase of $471.3 million or 2.5 percent over the same period of 2012.

Interest income earned from loans and leases totaled $185.2 million during the second quarter of 2013, a $46.7 million or 20.1 percent reduction when compared to the same period of 2012, the combined result of a 121 basis point decline in the taxable-equivalent loan yield and a $444.5 million reduction in average loans and leases. The taxable-equivalent yield on loans during the second quarter of 2013 was 5.66 percent compared to 6.48 percent during the first quarter of 2013 and 6.87 percent during the second quarter of 2012. Loan yields are down for originated loans due to general market pricing conditions. Acquired loan yields remain erratic due to unscheduled payments. Accretion income on acquired loans totaled $52.0 million during the second quarter of 2013 compared to $79.9 million during the first quarter of 2013 and $60.9 million during the second quarter of 2012. The recognition of accretion income on acquired loans is significantly influenced by differences between initial cash flow estimates and changes to those estimates that evolve in subsequent periods. Acquired loan accretion income in future periods will remain volatile but is likely to decrease as the balance of acquired loans continues to decline.
Year-to-date interest income from loans and leases decreased $73.1 million, or 15.6 percent, from $470.0 million at June 30, 2012, to $396.9 million at June 30, 2013. The decline is the combined result of an 84 basis-point decrease in the taxable-equivalent loan yield and a $490.2 million reduction in average loans and leases since June 30, 2012. Accretion income for the six months ended June 30, 2013, was $131.9 million compared to $125.8 million for the same period in 2012.
Interest income earned on the investment securities portfolio totaled $8.1 million during the second quarter of 2013 compared to $8.2 million during the same period of 2012. This decrease in income is the net result of lower yields offset by an increase in average balances. The taxable-equivalent yield decreased 9 basis points from 0.73 percent in the second quarter of 2012 to 0.64 percent in the second quarter of 2013. For the six-month period ended June 30, 2013, interest income earned on the investment securities portfolio decreased by $136 and the taxable-equivalent yield decreased 13 basis points from the comparable period of 2012. These yield reductions were caused by significantly lower reinvestment rates on new securities compared to maturing and called securities. We anticipate the yield on investment securities will generally remain at current low levels until the Federal Reserve begins to raise the benchmark fed funds rates, an action that would likely lead to higher asset yields.
Interest expense amounted to $14.4 million during the second quarter of 2013, a $10.7 million or 42.6 percent decrease from the second quarter of 2012. The reduced level of interest expense resulted from lower rates and average balances. The rate on average interest-bearing liabilities equaled 0.41 percent during the second quarter of 2013, a 29 basis point decrease from the second quarter of 2012. Average interest-bearing liabilities decreased $460.4 million or 3.2 percent from the second quarter of 2012 to the second quarter of 2013 due to the run-off of deposits acquired in FDIC-assisted transactions and a reduction in long-term obligations resulting from the early redemption of trust preferred securities and maturities of FHLB borrowings.
For the six-month period ending June 30, 2013, interest expense decreased $20.8 million to $30.1 million from $50.9 million at June 30, 2012. This 40.8 percent decrease was the result of a 28 basis point decrease in the rate and a $399.9 million decrease in average interest-bearing liabilities from June 30, 2012, also the result of acquired deposit run-off and the early redemption of trust preferred securities.
Average interest-bearing deposits equaled $12.92 billion during the second quarter of 2013, a decrease of $151.4 million or 1.2 percent from the second quarter of 2012. Average money market accounts increased $391.7 million or 6.6 percent from the second quarter of 2012, due to customers holding available liquidity in flexible deposit accounts. During the second quarter of 2013, time deposits averaged $3.29 billion, down $926.4 million or 22.0 percent from the second quarter of 2012, resulting from customer preference for non-time deposits.
For the six-month period ending June 30, 2013, average interest-bearing deposits equaled $13.03 billion, a decrease of $90.4 million, or 0.7 percent from the same period of 2012. Time deposits decreased $973.1 million, with partially offsetting increases in checking with interest, savings and money market accounts.
For the quarters ended June 30, 2013, and June 30, 2012, short-term borrowings averaged $589.9 million and $695.8 million, respectively. The $106.0 million or 15.2 percent decrease in average short-term borrowings since the second quarter of 2012 is the result of maturities of FHLB debt during 2012. Year-to-date short-term borrowings decreased $89.2 million to $574.9 million from $664.1 million at June 30, 2012, also driven by FHLB debt maturities during 2012.
Net interest income totaled $179.5 million during the second quarter of 2013, a decrease of $35.9 million or 16.7 percent from the second quarter of 2012. Lower current year net interest income and net yield on interest-earning assets resulted from lower asset yields and acquired loan shrinkage. During 2013 and 2012, growth in investment securities and reductions in average loans have caused the taxable-equivalent net yield on interest-earning assets to decline to 3.74 percent for the second quarter, down 84 basis points from the 4.58 percent recorded for the second quarter of 2012. Net interest income for the second quarter of 2013 included $131.9 million of accretion income, compared to $125.8 million in the second quarter of 2012.

Net interest income during the second quarter of 2013 represented a decrease of $35.9 million, or 16.7 percent, when compared to the $215.4 million recorded during the second quarter of 2012, primarily due to lower asset yields. The taxable-equivalent net yield on interest-earning assets for the second quarter of 2013 declined 84 basis points from the 4.58 percent recorded during the same period of 2012. A significant factor in the net interest income reduction was accretion income, which declined $6.1 million in the second quarter of 2013 when compared to $125.8 million of accretion income earned in the second quarter of 2012.
Net interest income for the six-month period ending June 30, 2013, totaled $384.4 million, a $52.0 million or 11.9 percent decrease from the same period of 2012. The year-to-date taxable-equivalent net yield on interest-earning assets decreased 65 basis points to 4.04 percent from 4.69, primarily the result of lower asset yields.
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

Table 6
Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Three Months

	2013			2012			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
	(dollars in thousands)
Assets
Loans and leases	$13,167,580	$185,661	5.66%	$13,612,114	$232,408	6.87%	$(6,649)	$(40,098)	$(46,747)
Investment securities:
U. S. Treasury	681,893	486	0.29	1,010,146	698	0.28	(233)	21	(212)
Government agency	2,947,308	3,197	0.43	2,973,130	4,559	0.61	(32)	(1,330)	(1,362)
Mortgage-backed securities	1,512,268	4,506	1.20	418,390	2,202	2.12	4,523	(2,219)	2,304
Corporate bonds	—	—	—	175,997	842	1.91	(421)	(421)	(842)
State, county and municipal	187	4	8.58	1,038	19	7.36	(17)	2	(15)
Other	21,237	76	1.44	19,440	62	1.28	6	8	14
Total investment securities	5,162,893	8,269	0.64	4,598,141	8,382	0.73	3,826	(3,939)	(113)
Overnight investments	1,002,206	656	0.26	773,066	491	0.26	157	8	165
Total interest-earning assets	19,332,679	$194,586	4.04%	18,983,321	$241,281	5.11%	$(2,666)	$(44,029)	$(46,695)
Cash and due from banks	482,821			516,494
Premises and equipment	873,503			871,439
Receivable from FDIC for loss share agreements	182,766			481,134
Allowance for loan and lease losses	(264,978)			(273,098)
Other real estate owned	128,152			178,440
Other assets	489,469			441,180
Total assets	$21,224,412			$21,198,910

Liabilities
Interest-bearing deposits:
Checking With Interest	$2,378,178	$166	0.03%	$2,088,120	$336	0.06%	$15	$(185)	$(170)
Savings	965,801	120	0.05	872,501	108	0.05	12	—	12
Money market accounts	6,295,031	2,490	0.16	5,903,330	4,245	0.29	221	(1,976)	(1,755)
Time deposits	3,285,435	6,221	0.76	4,211,857	10,358	0.99	(2,004)	(2,133)	(4,137)
Total interest-bearing deposits	12,924,445	8,997	0.32	13,075,808	15,047	0.46	(1,756)	(4,294)	(6,050)
Short-term borrowings	589,888	680	0.46	695,847	1,584	0.92	(175)	(729)	(904)
Long-term obligations	443,804	4,721	4.26	646,854	8,456	5.23	(2,411)	(1,324)	(3,735)
Total interest-bearing liabilities	13,958,137	$14,398	0.41%	14,418,509	$25,087	0.70%	$(4,342)	$(6,347)	$(10,689)
Demand deposits	4,984,260			4,591,413
Other liabilities	352,394			282,104
Shareholders' equity	1,929,621			1,906,884
Total liabilities and shareholders' equity	$21,224,412			$21,198,910
Interest rate spread			3.63%			4.41%
Net interest income and net yield
on interest-earning assets		$180,188	3.74%		$216,194	4.58%	$1,676	$(37,682)	$(36,006)
Loans and leases include acquired loans, originated loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $660 and $762 for 2013 and 2012, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

Table 7
Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Year to Date

	2013			2012			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
	(dollars in thousands)
Assets
Loans and leases	$13,228,367	$397,932	6.07%	$13,718,532	$471,142	6.91%	$(16,431)	$(56,779)	$(73,210)
Investment securities:
U.S. Treasury	742,511	1,004	0.27	987,080	1,468	0.30	(340)	(124)	(464)
Government agency	3,021,622	6,663	0.44	2,792,214	9,071	0.65	(285)	(2,123)	(2,408)
Mortgage-backed securities	1,396,026	9,085	1.31	360,085	4,091	2.28	9,219	(4,225)	4,994
Corporate bonds	—	—	—	211,835	2,041	1.93	(1,021)	(1,020)	(2,041)
State, county and municipal	367	13	7.14	1,039	38	7.35	(24)	(1)	(25)
Other	19,292	153	1.60	17,396	193	2.23	18	(58)	(40)
Total investment securities	5,179,818	16,918	0.65	4,369,649	16,902	0.78	7,567	(7,551)	16
Overnight investments	848,731	1,013	0.24	697,455	803	0.23	174	36	210
Total interest-earning assets	19,256,916	$415,863	4.36%	18,785,636	$488,847	5.23%	$(8,690)	$(64,294)	$(72,984)
Cash and due from banks	495,548			525,012
Premises and equipment	877,242			867,897
Receivable from FDIC for loss share agreements	208,575			526,713
Allowance for loan and lease losses	(273,927)			(271,541)
Other real estate owned	139,448			188,154
Other assets	483,472			451,470
Total assets	$21,187,274			$21,073,341

Liabilities
Interest-bearing deposits:
Checking With Interest	$2,331,192	$309	0.03%	$2,069,003	$675	0.07%	$68	$(434)	$(366)
Savings	947,246	234	0.05	854,500	221	0.05	18	(5)	13
Money market accounts	6,378,644	5,675	0.18	5,850,825	8,517	0.29	554	(3,396)	(2,842)
Time deposits	3,372,716	13,092	0.78	4,345,820	22,106	1.02	(4,382)	(4,632)	(9,014)
Total interest-bearing deposits	13,029,798	19,310	0.30	13,120,148	31,519	0.48	(3,742)	(8,467)	(12,209)
Short-term borrowings	574,852	1,384	0.49	664,096	2,975	0.90	(320)	(1,271)	(1,591)
Long-term obligations	444,170	9,426	4.24	664,460	16,393	4.93	(4,268)	(2,699)	(6,967)
Total interest-bearing liabilities	14,048,820	$30,120	0.43%	14,448,704	$50,887	0.71%	$(8,330)	$(12,437)	$(20,767)
Demand deposits	4,984,260			4,463,016
Other liabilities	251,977			273,926
Shareholders' equity	1,902,217			1,887,695
Total liabilities and shareholders' equity	$21,187,274			$21,073,341
Interest rate spread			3.93%			4.52%
Net interest income and net yield
on interest-earning assets		$385,743	4.04%		$437,960	4.69%	$(360)	$(51,857)	$(52,217)

Loans and leases include acquired loans, originated loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $1,333 and $1,576 for 2013 and 2012, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

NONINTEREST INCOME

The primary sources of noninterest income have traditionally consisted of cardholder and merchant services income, service charges on deposit accounts and revenues derived from wealth management services. During 2013 and 2012, noninterest income has been significantly influenced by post-acquisition adjustments to the FDIC receivable resulting from the FDIC-assisted transactions.

Table 8
NONINTEREST INCOME

	Three months ended June 30		Six months ended June 30		Three-month change		Six-month change
	2013	2012	2013	2012	$	%	$	%
	(dollars in thousands)
Cardholder and merchant services	$27,271	$24,697	$50,828	$47,147	$2,574	10.42%	$3,681	7.81%
Service charges on deposit accounts	14,883	15,061	29,882	29,907	(178)	(1.18)	(25)	(0.08)
Wealth management services	15,097	14,530	29,612	28,285	567	3.90	1,327	4.69
Fees from processing services	5,051	7,557	10,670	16,119	(2,506)	(33.16)	(5,449)	(33.80)
Securities gains (losses)	—	3	—	(42)	(3)	(100.00)	42	(100.00)
Other service charges and fees	3,966	3,574	7,732	7,015	392	10.97	717	10.22
Mortgage income	3,669	175	7,457	3,099	3,494	(a)	4,358	(a)
Insurance commissions	2,394	2,238	5,374	4,994	156	6.97	380	7.61
ATM income	1,314	1,281	2,482	2,736	33	2.58	(254)	(9.28)
Adjustments to FDIC receivable for loss share agreements	(14,439)	(14,134)	(38,492)	(40,930)	(305)	2.16	2,438	(5.96)
Other	5,789	2,314	16,963	5,909	3,475	(a)	11,054	(a)
Total noninterest income	$64,995	$57,296	$122,508	$104,239	$7,699	13.44	$18,269	17.53
(a) not meaningful

During the first six months of 2013, noninterest income amounted to $122.5 million, compared to $104.2 million during the same period of 2012. The $18.3 million increase during 2013 includes a gain recorded on the sale of various processing service relationships, improved mortgage income and higher cardholder and merchant services income.
Noninterest income for the second quarter of 2013 equaled $65.0 million, compared to $57.3 million in the comparable period of 2012. This increase of $7.7 million was caused by improved cardholder and merchant services income, increased recoveries on acquired loans and higher mortgage income.

Year-to-date other noninterest income includes $7.5 million generated from the sale of our rights and most of our obligations under various service agreements with client banks, some of which are Related Persons as discussed in our 2012 Form 10-K. Net of asset impairments and severance costs recorded in conjunction with the sale that are included in noninterest expense, we recorded a net gain of $5.5 million. We will continue to provide processing services to First Citizens Bank and Trust Company, Inc. (FCB-SC), a Related Person and our largest client bank.

The gain recorded during the first quarter was partially offset by a reduction in the fees from processing services, which declined $5.4 million or 33.8 percent during the first six months of 2013 when compared to 2012. Fees from processing services totaled $5.1 million during the second quarter of 2013, compared to $7.6 million during the second quarter of 2012. The large reduction will continue in future periods. Fees from processing services generated by all banks other than FCB-SC totaled $19.2 million during 2012.

Mortgage income equaled $3.7 million and $175,000 for the second quarters of 2013 and 2012, respectively, a $3.5 million increase from 2012. The large increase reflects the 2012 impact of creating a reserve for estimated recourse obligations for originated loans that were sold.

Cardholder and merchant services generated $27.3 million during the second quarter of 2013, an increase of $2.6 million or 10.4 percent compared to the second quarter of 2012, the result of higher merchant volume and more favorable pricing. Income from wealth management services totaled $15.1 million during the second quarter of 2013, compared to $14.5 million during the second quarter of 2012, an increase of $0.6 million or 3.9 percent due to favorable market conditions.

Changes in the FDIC receivable resulting from post-acquisition improvement and deterioration of covered assets is generally offset by an adjustment to noninterest income. Increases in the FDIC receivable for deterioration in covered assets has a favorable impact on noninterest income, while reductions in the FDIC receivable for improvements in covered assets has an unfavorable impact on noninterest income. As a result of adjustments to the FDIC receivable, noninterest income was reduced by $14.4 million during the second quarter of 2013, compared to $14.1 million during the second quarter of 2012. For each period, the reductions in noninterest income primarily resulted from writedowns of the FDIC receivable resulting from net improvements in estimated cash flows related to assets covered by loss share agreements.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities and equipment and software costs for our branch offices and our technology and operations infrastructure.

Table 9
NONINTEREST EXPENSE

	Three months ended June 30		Six months ended June 30		Three-month change		Six-month change
	2013	2012	2013	2012	$	%	$	%
	(dollars in thousands)
Salaries and wages	$75,802	$76,786	$151,921	$152,470	$(984)	(1.28)%	$(549)	(0.36)%
Employee benefits	23,228	20,558	48,247	40,807	2,670	12.99	7,440	18.23
Occupancy expense	18,464	18,000	37,273	36,607	464	2.58	666	1.82
Equipment expense	18,698	17,998	37,644	36,164	700	3.89	1,480	4.09
FDIC insurance expense	2,423	2,666	5,089	5,723	(243)	(9.11)	(634)	(11.08)
Foreclosure-related expenses	3,467	15,389	7,772	19,993	(11,922)	(77.47)	(12,221)	(61.13)
Collection	5,104	5,142	10,379	11,081	(38)	(0.74)	(702)	(6.34)
Processing fees paid to third parties	3,846	3,577	8,227	6,726	269	7.52	1,501	22.32
Consultant	2,465	1,286	4,091	1,887	1,179	91.68	2,204	(a)
Advertising	1,107	723	1,405	2,086	384	53.11	(681)	(32.65)
Other	33,963	32,672	70,874	64,584	1,291	3.95	6,290	9.74
Total noninterest expense	$188,567	$194,797	$382,922	$378,128	$(6,230)	(3.20)	$4,794	1.27
(a) not meaningful

Noninterest expense equaled $382.9 million for the first six months of 2013, a $4.8 million or 1.3 percent increase from the $378.1 million recorded during the same period of 2012. During 2013, noninterest expense included a $7.4 million increase in employee benefits expense due to an increase in pension expense resulting from applying a lower discount rate during 2013. Employee health costs also increased during 2013. Higher personnel-related costs were offset by lower foreclosure-related expenses. Other noninterest expense for 2013 includes higher cardholder processing and consultant expenses, and $1.4 million of fixed asset writedowns that resulted from the sale of service agreements with client banks. The writedowns related to prior technology investments that became impaired as a result of that transaction.

Noninterest expense decreased $6.2 million in the second quarter of 2013 to $188.6 million compared to $194.8 million in the second quarter of 2012, the net result of lower foreclosure-related expenses and higher pension expense.

Foreclosure-related expenses decreased $11.9 million, or 77.5 percent, in the second quarter and $12.2 million, or 61.1 percent, year-to-date, as compared to the same periods in 2012, due to a decrease in foreclosure activity arising from the FDIC-assisted transactions. Foreclosure-related expenses include costs to maintain foreclosed property, write-downs following foreclosure and gains or losses recognized at the time of sale. Foreclosure-related expenses associated with acquired other real estate owned (OREO) are generally reimbursable under the FDIC loss share agreements.

Equipment expense increased $1.5 million or 4.1 percent during 2013 due to higher software costs. Equipment expenses will increase in future periods as we continue an effort to update our core technology systems and related business processes. As each phase of the project is completed, we anticipate that equipment expense, including depreciation expense for software and hardware investments and related maintenance expense, will increase. The project will also require facility-related investments, which will result in higher occupancy costs in future periods. The project began in 2013 and will continue until 2016 with total costs estimated to exceed $100.0 million.

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

Income tax expense totaled $25.3 million and $10.7 million for the second quarters of 2013 and 2012, representing effective tax rates of 36.6 percent and 22.1 percent during the respective periods. For the first six months of 2013, income tax expense totaled $56.4 million compared to $29.0 million during 2012, reflecting effective tax rates of 36.2 percent and 28.4 percent during the respective periods.

The increase in the effective tax rates for 2013 primarily results from recognition of a $6.4 million credit to income tax expense during the second quarter of 2012 resulting from the favorable outcome of state tax audits for the period 2008-2010, net of additional federal taxes.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

We are committed to effectively managing our capital to protect our depositors, creditors and shareholders. We continually monitor the capital levels and ratios for BancShares and FCB to ensure they comfortably exceed the minimum requirements imposed by regulatory authorities and to ensure they are appropriate, given growth projections, risk profile and potential changes in the regulatory environment. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements. Table 10 provides information on capital adequacy for BancShares as of June 30, 2013, December 31, 2012, and June 30, 2012.

Table 10
ANALYSIS OF CAPITAL ADEQUACY

	June 30, 2013	December 31, 2012	June 30, 2012	Regulatory minimum	Well-capitalized requirement
	(dollars in thousands)
Tier 1 capital	$2,045,264	$1,949,985	$2,143,496
Tier 2 capital	206,130	229,385	226,503
Total capital	$2,251,394	$2,179,370	$2,369,999
Risk-adjusted assets	$13,718,707	$13,663,353	$13,422,294
Risk-based capital ratios
Tier 1 capital	14.91%	14.27%	15.97%	4.00%	6.00%
Total capital	16.41	15.95	17.66	8.00	10.00
Tier 1 leverage ratio	9.68	9.22	10.21	3.00	5.00

BancShares continues to exceed minimum capital standards and FCB remains well-capitalized.

During 2012, our board granted authority to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, through June 30, 2013. During 2012, we purchased and retired 56,276 shares of Class A common stock and 100 shares of Class B common stock pursuant to the July 1, 2012, board authorization. During 2013, BancShares purchased and retired 1,973 shares of Class A common stock pursuant to the existing authorization. Authority to purchase shares under the 2012 stock purchase plan expired on June 30, 2013.

During the second quarter of 2013, our board granted authority to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, beginning on July 1, 2013, and continuing through June 30, 2014.

BancShares had $93.5 million of trust preferred capital securities included in tier 1 capital at June 30, 2013, and December 31, 2012, compared to $243.5 million at June 30, 2012. Due to Dodd-Frank provisions that will eliminate trust preferred capital securities from tier 1 capital, excessive liquidity and the high coupon rate, BancShares redeemed $150.0 million of trust preferred securities on July 31, 2012.

Beginning January 1, 2015, 75 percent of our trust preferred capital securities will be excluded from tier 1 capital, with the remaining 25 percent phased out January 1, 2016. Elimination of all trust preferred capital securities from the June 30, 2013, capital structure would result in a proforma tier 1 leverage capital ratio of 9.23 percent, a tier 1 risk-based capital ratio of 14.23 percent, and a total risk-based capital ratio of 15.73 percent. On a proforma basis assuming disallowance of all trust preferred capital securities, BancShares and FCB continue to remain well-capitalized under current regulatory guidelines.

Tier 2 capital of BancShares and FCB includes qualifying subordinated debt that was issued in 2005 with a scheduled maturity date of June 1, 2015. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in tier 2 capital by 20 percent for each year until the debt matures. The amount of subordinated debt that qualifies as tier 2 capital totaled $25.0 million as of June 30, 2013, compared to $50.0 million at June 30, 2012. Subordinated debt will be completely removed from tier 2 capital in the second quarter of 2014, one year prior to the scheduled maturity of the subordinated debt. Tier 2 capital is part of total risk-based capital, reflected in Table 10.

In July 2013, Bank regulatory agencies approved new global regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for bank holding companies through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and exposure. When fully phased-in (January 2019), the rule includes a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets, totaling 7 percent. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent.

Additionally, trust preferred securities and cumulative preferred securities are required to be phased out of tier 1 capital by 2016. The inclusion of accumulated other comprehensive income in tier 1 common equity, as described in the proposed rules, is only applicable for institutions larger than $50 billion in assets.

We continue to monitor Basel III developments and remain committed to managing our capital levels in a prudent manner. BancShares' tier 1 common equity ratio based on the current tier 1 capital and risk-weighted assets calculations, excluding trust preferred securities, is 14.23 percent at June 30, 2013, compared to the fully phased-in Federal Reserve standards of 7.00 percent. Tier 1 common equity ratio is calculated in Table 10.

Table 10
TIER 1 COMMON EQUITY

June 30, 2013
(dollars in thousands)
Tier 1 capital	$2,045,264
Less: restricted core capital	93,500
Tier 1 common equity	$1,951,764
Risk-adjusted assets	$13,718,707

Tier 1 common equity ratio	14.23%

Under GAAP, the unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are reflected as adjustments to accumulated other comprehensive income within shareholder's equity. In the aggregate, these items represented a net reduction in shareholders' equity of $100.2 million at June 30, 2013, compared to $82.1 million at December 31, 2012, and $62.4 million at June 30, 2012. The $18.1 million reduction in AOCI from December 31, 2012, resulted from a reduction in unrealized gains on investment securities available for sale arising due to interest rate changes during 2013. The $37.8 million reduction in AOCI from June 30, 2012, reflects the combined impact of lower unrealized gains on investment securities available for sale and an unfavorable change in the funded status of the pension plan.
GOODWILL IMPAIRMENT

GAAP requires that we perform an impairment test each year to determine if goodwill is impaired. Annual impairment tests are conducted as of July 31 each year. We performed the annual goodwill impairment test during the third quarter of 2012 and there was no impairment of goodwill.

In addition to the annual testing requirement, we are required to test goodwill for impairment if various other events occur, including significant adverse changes in the business climate. The test considers various qualitative and quantitative factors to determine whether impairment exists. As of June 30, 2013, the book value of our common stock was $201.62, compared to a market price of $192.05. If the stock price deteriorates further or remains below book value for a sustained period, subsequent impairment tests may determine that goodwill impairment exists. An impairment charge could have a significant impact on our consolidated income statement. However, a goodwill impairment charge would not impact our capital ratios as those ratios are calculated using tangible capital amounts.

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

The Dodd-Frank Act also required that banks with total assets in excess of $10.00 billion establish an enterprise-wide risk committee consisting of members of its board of directors. At its July 2013 meeting, the board of directors established a Risk Committee that will provide oversight of enterprise-wide risk management. The Risk Committee will establish risk appetite and supporting tolerances for credit, market and operational risk and ensure risk is managed within those tolerances, monitor compliance with laws and regulations, review the investment securities portfolio to ensure that portfolio returns are managed within market risk tolerance, and monitor our legal activity and associated risk.

Credit risk management. The maintenance of excellent asset quality has historically been one of our key performance measures. Loans and leases not acquired by loss share agreements with the FDIC were underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Loans acquired by loss share agreements with the FDIC were recorded at fair value at the date of the acquisition and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses to ensure compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by geographic location, industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain adequate allowances for loan and lease losses that are inherent in the loan and lease portfolio.

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

We have historically carried a significant concentration of real estate secured loans. Within our originated loan portfolio, we mitigate that exposure through our underwriting policies that primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner occupied. At June 30, 2013, originated loans secured by real estate totaled $9.74 billion or 83.6 percent of total originated loans and leases compared to $9.66 billion or 83.5 percent of originated loans and leases at December 31, 2012, and $9.58 billion or 83.6 percent at June 30, 2012.

Among real estate secured loans, our revolving mortgage loans present a heightened risk due to long commitment periods during which the financial position of individual borrowers or collateral values may deteriorate significantly. In addition, a large percentage of our revolving mortgage loans are secured by junior liens. Substantial declines in collateral values could cause junior lien positions to become effectively unsecured. Revolving mortgage loans secured by real estate amounted to $2.12 billion, or 18.2 percent of originated loans at June 30, 2013, compared to $2.21 billion or 19.1 percent at December 31, 2012, and $2.27 billion or 19.8 percent at June 30, 2012.

Except for loans acquired in FDIC-assisted transactions, we have not acquired revolving mortgages in the secondary market nor have we originated these loans to customers outside of our market areas. All originated revolving mortgage loans were underwritten by us based on our standard lending criteria. The revolving mortgage loan portfolio consists largely of variable rate lines of credit which allow customer draws during the entire contractual period of the line of credit, typically 15 years. Approximately 85 percent of outstanding balances at June 30, 2013, require interest-only payments, while the remaining require monthly payments equal to 1.5 percent of the outstanding balance. Approximately 91.0 percent of the revolving mortgage portfolio relates to properties in North Carolina and Virginia. Approximately 34.0 percent of the loan balances outstanding are secured by senior collateral positions while the remaining 66.0 percent are secured by junior liens.

Due to higher default risk resulting from financial strain facing our borrowers and lower collateral values, during 2012, we engaged a third party to obtain credit quality data on certain of our junior lien revolving mortgage loans. After gathering information on current lien position and delinquency status for both our junior lien position and the related senior lien, we considered whether the new data indicated that changes in loss estimates were required. The lien positions obtained by the third party closely matched the data in our loan systems that we had used to calculate the allowance for loan and lease losses. In addition, the data collected indicated that 97.0 percent of the sampled junior liens that were current as to payment status on the junior lien were also current on the related senior lien. Only 1.4 percent of the sampled junior liens had senior liens with more severe delinquency status compared to the related junior lien. Management concluded the credit quality and the probability of default of the senior liens was generally consistent with our junior lien historical results. The allowance for our revolving mortgage loans is calculated using estimated loss rates based on historical loss experience and the current risk mix as indicated by prevailing delinquency rates with primary consideration placed on losses sustained in recent periods.  When considering future losses, we apply subjective adjustments to actual prior losses if we believe we may experience different levels of losses in future periods due to the various risks applicable to revolving mortgage loans including junior lien positions, trends in real estate valuations and potentially higher interest rates.

Originated loans and leases to borrowers in medical, dental or related fields totaled $3.21 billion as of June 30, 2013, which represents 27.5 percent of originated loans and leases, compared to $3.02 billion or 26.1 percent of originated loans and leases at December 31, 2012, and $3.14 billion or 27.4 percent of originated loans and leases at June 30, 2012. The credit risk of this industry concentration is mitigated through our underwriting policies that emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10 percent of total originated loans and leases outstanding at June 30, 2013.

Nonperforming assets include nonaccrual loans and leases and OREO resulting from both acquired and originated loans. The accrual of interest on originated loans and leases is discontinued when we deem that collection of additional principal or interest is doubtful. Originated loans and leases are returned to accrual status when both principal and interest are current and the asset is determined to be performing in accordance with the terms of the loan instrument. Accretion of income for acquired loans is discontinued when we are unable to estimate the amount or timing of cash flows. This designation may be made at acquisition date or subsequent to acquisition date, including at maturity when no formal repayment plan has been established.

Acquired loans may begin or resume accretion of income if information becomes available that allows us to estimate the amount or timing of future cash flows. See Table 11 for details on nonperforming assets and other risk elements.

At June 30, 2013, BancShares’ nonperforming assets amounted to $237.8 million or 1.8 percent of total loans and leases plus OREO, compared to $310.4 million or 2.3 percent at December 31, 2012, and $507.6 million or 3.7 percent at June 30, 2012. Of the $237.8 million in nonperforming assets at June 30, 2013, $131.7 million related to acquired loans while the remaining $106.1 million resulted from originated loans. Nonperforming assets from originated loans represented 0.9 percent of originated loans, leases and OREO at June 30, 2013, compared to 1.0 percent at June 30, 2012.

Acquired nonaccrual loans equaled $46.9 million as of June 30, 2013, compared to $74.5 million at December 31, 2012, and $271.4 million at June 30, 2012. The reduction in acquired nonaccrual loans as of June 30, 2013, results primarily from the late 2012 deployment of the acquired loan accounting system for four of the FDIC-assisted transactions, which resulted in accretion income being recognized on loans previously classified as nonaccrual and accounted for under the cost recovery method. Utilization of the acquired loan accounting system has improved our ability to forecast both the timing and the amount of cash flows on acquired loans, allowing us to accrete income on more of these assets under existing accounting standards. Originated nonaccrual loans decreased $20.7 million from December 31, 2012, to $69.1 million at June 30, 2013, the combined result of decreases in commercial mortgage and commercial construction and land development loans.

OREO includes foreclosed property and branch facilities that we have closed but not sold. Noncovered OREO totaled $36.9 million at June 30, 2013, compared to $43.5 million at December 31, 2012, and $49.5 million at June 30, 2012. At June 30, 2013, construction and land development properties including vacant land for development represented 42.7 percent of OREO. Vacant land values experienced an especially steep decline during the economic slowdown due to a significant drop in demand, and values may continue to decline if demand remains weak.

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

At June 30, 2013, the allowance for loan and lease losses allocated to originated loans totaled $181.8 million or 1.56 percent of originated loans and leases, compared to $179.0 million or 1.53 percent at December 31, 2012, and $185.1 million or 1.62 percent at June 30, 2012. The June 30, 2013, allowance included the increase resulting from model enhancement that absorbed the reserve for unfunded commitments into the allowance. The allowance for loans individually evaluated for impairment has increased by $1.6 million since June 30, 2012, primarily due to a lower threshold used to identify impaired loans and reductions in collateral values.

An additional allowance of $76.5 million relates to acquired loans at June 30, 2013, established as a result of post-acquisition deterioration in credit quality for acquired loans. The allowance for acquired loans equaled $87.8 million at June 30, 2012. The allowance for acquired loans has decreased since June 30, 2012, due to reversal of previously recorded credit- and timing-related impairment, partially offset by newly-identified impairment.

Management considers the allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at June 30, 2013, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.

The provision for originated loan and lease losses recorded during the second quarter of 2013 equaled $2.2 million, compared to $11.0 million during the second quarter of 2012. The reduction in provision for originated loans and leases was primarily the result of reduced loss estimates, lower charge-offs and lower provisions for loans between $500,000 and $1.0 million now individually evaluated for impairment.

During the second quarter of 2013, we recorded a credit to provision expense of $15.5 million for acquired loans compared to provision expense of $18.7 million recorded during the second quarter of 2012. The favorable change compared to the prior periods resulted from the reversal of previously-identified post-acquisition deterioration of acquired loans resulting from changes in estimates or payoffs. The increased provision expense recognized during the fourth quarter of 2012 primarily related to newly-identified impairment, including credit-related impairment and timing-related impairment resulting from changes in the projected loss dates. To the extent deterioration is covered by a loss share agreement, we also record a corresponding adjustment to the FDIC receivable with an offset to noninterest income for the covered credit-related portion at the appropriate indemnification rate. Impairment related to the timing of cash flows does not trigger adjustments to the FDIC receivable. Due to the imprecision of actual results when compared to prior estimates, the amount of acquired loan provision expense is subject to significant volatility. That volatility is even more significant due to our limited use of loan pools for accounting purposes.

Exclusive of losses related to acquired loans, net charge-offs equaled $4.4 million during the second quarter of 2013, compared to $12.2 million during the second quarter of 2012. On an annualized basis, net charge-offs represented 0.15 percent of average originated loans and leases during the second quarter of 2013 compared to 0.43 percent during the second quarter of 2012. Net charge-offs on acquired loans equaled $4.5 million in the second quarter of 2013 compared to $17.0 million recorded in the second quarter of 2012. Loss estimates for most acquired loans are made at the individual loan level using loan-specific information. Therefore, fluctuations in charge-off levels on acquired loans are not necessarily indicative of future performance of other acquired loans.

Table 11 provides details concerning the allowance for loan and lease losses during the past five quarters.

Table 11
ALLOWANCE FOR LOAN AND LEASE LOSS (ALLL) EXPERIENCE AND RISK ELEMENTS

	2013		2012			Six months ended June 30
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	2013	2012
	(dollars in thousands)
ALLL at beginning of period	$273,019	$319,018	$276,554	$272,929	$272,500	$319,018	$270,144
Reclassification of reserve for unfunded commitments to ALLL (1)	7,368	—	—	—	—	7,368	—
Provision for loan and lease losses:
Acquired loans	(15,473)	(22,622)	62,332	10,226	18,678	(38,095)	28,281
Originated loans	2,231	4,016	2,548	7,397	10,989	6,247	32,101
Net charge-offs of loans and leases:
Charge-offs	(10,960)	(28,944)	(23,969)	(15,196)	(30,934)	(39,904)	(61,312)
Recoveries	2,131	1,551	1,553	1,198	1,696	3,682	3,715
Net charge-offs of loans and leases	(8,829)	(27,393)	(22,416)	(13,998)	(29,238)	(36,222)	(57,597)
ALLL at end of period	$258,316	$273,019	$319,018	$276,554	$272,929	$258,316	$272,929
ALLL at end of period allocated to loans and leases:
Acquired	$76,534	$96,473	$139,972	$90,507	$87,797	$76,534	$87,797
Originated	181,782	176,546	179,046	186,047	185,132	181,782	185,132
ALLL at end of period	$258,316	$273,019	$319,018	$276,554	$272,929	$258,316	$272,929
Net charge-offs of loans and leases:
Acquired	$4,466	$20,877	$12,867	$7,516	$16,998	$25,343	$29,745
Originated	4,363	6,516	9,549	6,482	12,240	10,879	27,852
Total net charge-offs	$8,829	$27,393	$22,416	$13,998	$29,238	$36,222	$57,597
Reserve for unfunded commitments (1)	$376	$7,744	$7,692	$7,999	$7,869	$376	$7,869
Average loans and leases:
Acquired	$1,535,796	$1,697,776	$1,825,491	$1,916,305	$2,076,199	$1,616,348	$2,167,436
Originated	11,631,784	11,592,052	11,532,437	11,534,859	11,535,335	11,612,019	11,551,096
Loans and leases at period-end:
Acquired	1,443,336	1,621,327	1,809,235	1,897,097	1,999,351	1,443,336	1,999,351
Originated	11,655,469	11,509,080	11,576,115	11,455,233	11,462,458	11,655,469	11,462,458
Risk Elements
Nonaccrual loans and leases:
Acquired	$46,892	$43,882	$74,479	$142,696	$271,381	$46,892	$271,381
Originated	69,133	82,583	89,845	75,255	69,406	69,133	69,406
Other real estate:
Covered under loss share agreements	84,833	101,901	102,577	116,405	117,381	84,833	117,381
Not covered under loss share agreements	36,942	44,828	43,513	45,063	49,454	36,942	49,454
Total nonperforming assets	$237,800	$273,194	$310,414	$379,419	$507,622	$237,800	$507,622
Nonperforming assets acquired	$131,725	$145,783	$177,056	$259,101	$388,762	$131,725	$388,762
Nonperforming assets originated	106,075	127,411	133,358	120,318	118,860	106,075	118,860
Total nonperforming assets	$237,800	$273,194	$310,414	$379,419	$507,622	$237,800	$507,622
Accruing loans and leases greater than 90 days past due:
Acquired	$253,935	$278,687	$281,000	$248,573	$254,580	$253,935	$254,580
Originated	11,187	12,301	11,272	14,071	12,907	11,187	12,907
Ratios
Net charge-offs (annualized) to average loans and leases:
Acquired	1.17%	4.99%	2.80%	1.56%	3.29%	3.16%	2.76%
Originated	0.15	0.23	0.33	0.22	0.43	0.19	0.48
ALLL to total loans and leases:
Acquired	5.30	5.95	7.74	4.77	4.39	5.30	4.39
Originated	1.56	1.53	1.55	1.62	1.62	1.56	1.62
Nonperforming assets to total loans and leases plus other real estate:
Acquired	8.62	8.46	9.26	12.87	18.37	8.62	18.37
Originated	0.91	1.10	1.15	1.05	1.03	0.91	1.03
Total	1.80	2.06	2.29	2.81	3.72	1.80	3.72
(1) During the second quarter of 2013, BancShares modified the ALLL model and the methodology for estimating losses on unfunded commitments. As a result of these modifications, $7.4 million of the balance previously reported as a reserve of unfunded commitments was reclassified to the ALLL.

Originated restructured loans (TDRs) that are performing under their modified terms equaled $84.6 million at June 30, 2013, compared to $89.1 million at December 31, 2012, and $109.6 million at June 30, 2012. Total acquired and originated restructured loans as of June 30, 2013, equaled $277.6 million, $215.8 million of which are performing under their modified terms. TDRs are selectively made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. These modifications are typically executed only when customers are current on their payment obligation and we believe the modification will result in avoidance of default. Typical modifications include short-term deferral of interest or modification of payment terms. Nonperforming TDRs are not accruing interest and are included as risk elements within nonaccrual loans and leases in Table 11. Table 11 does not include performing TDRs, which are accruing interest based on the restructured terms. Table 12 provides details on performing and nonperforming TDRs as of June 30, 2013, December 31, 2012, and June 30, 2012.

Table 12
TROUBLED DEBT RESTRUCTURINGS

	June 30, 2013	December 31, 2012	June 30, 2012
	(dollars in thousands)
Accruing TDRs:
Acquired	$131,156	$164,256	$117,058
Originated	84,617	89,133	109,648
Total accruing TDRs	215,773	253,389	226,706
Nonaccruing TDRs:
Acquired	27,338	28,951	41,569
Originated	34,490	50,830	39,763
Total nonaccruing TDRs	61,828	79,781	81,332
All TDRs:
Acquired	158,494	193,207	158,627
Originated	119,107	139,963	149,411
Total TDRs	$277,601	$333,170	$308,038

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

We assess our interest rate risk by simulating future amounts of net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Certain variable rate products, including revolving mortgage loans, have interest rate floors. Due to the existence of contractual floors on loans, competitive pressures that constrain our ability to reduce deposit interest rates and the extraordinarily low current level of interest rates, it is highly unlikely that the rates on most interest-earning assets and interest-bearing liabilities can decline materially from current levels. In our simulations, we do not calculate rate shocks, rate ramps or market value of equity for declining rate scenarios and assume the prime interest rate will not move below the June 30, 2013, rate of 3.25 percent. Our rate shock simulations indicate that, over a 24-month period, net interest income will increase by 5.0 percent, 3.5 percent and 0.7 percent with rates rising 200- and 300- and 400-basis points respectively. Our shock projections incorporate assumptions of likely customer migration of short-term deposit instruments to long-term, higher-rate instruments as rates rise. We also utilize the market value of equity as a tool in measuring and managing interest rate risk. As of June 30, 2013, the market value of equity calculated with 200-, 300- and 400-basis point immediate increases in interest rates equal 9.7 percent, 9.2 percent and 8.6 percent, respectively. The projected market value of equity under a stable rate scenario equals 10.22 percent.

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

One of our principal sources of noncore funding is advances from the FHLB of Atlanta. Outstanding FHLB advances equaled $205.3 million as of June 30, 2013, and we had sufficient collateral pledged to secure $1.15 billion of additional borrowings. Additionally, we maintain federal funds lines of credit and other borrowing facilities. At June 30, 2013, BancShares had contingent access to $550.0 million in unsecured borrowings through its various sources.

Free liquidity includes cash on deposit at various banks, overnight investments and the unpledged portion of investment securities available for sale. Free liquidity totaled $3.68 billion at June 30, 2013, compared to $2.82 billion at December 31, 2012, and $2.66 billion at June 30, 2012.

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

CURRENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU ) 2013-11, “Income Taxes (Topic 740)”

This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require BancShares to use, and BancShares does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.
The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted.
The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. BancShares will adopt this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

FASB ASU 2013-10, “Derivatives and Hedging (Topic 815)"

This ASU permits the use of the Fed Funds Effective Swap Rate (OIS) by BancShares as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges.
The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. BancShares will adopt this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

FASB ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”

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

FASB ASU 2013-01, “Balance Sheet”

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

REGULATORY ISSUES

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

In response to the Dodd-Frank Act, the formula used to calculate the FDIC insurance assessment paid by each FDIC-insured institution was significantly altered. The new formula was effective April 1, 2011, and changes the assessment base from deposits to total assets less equity, thereby placing a larger assessment burden on banks with large levels of non-deposit funding. The new assessment formula also considers the level of higher-risk consumer loans and higher-risk commercial and industrial loans and securities, risk factors that will potentially result in incremental insurance costs. The FDIC recently finalized their definitions of these higher-risk assets and reporting of these assets under the new definitions is effective beginning April 1, 2013. This new reporting requirement requires BancShares to implement process and system changes to identify and report these higher-risk assets.

The Dodd-Frank Act also imposes new regulatory capital requirements for banks that will result in the disallowance of qualified trust preferred capital securities as tier 1 capital. As of June 30, 2013, BancShares had $93.5 million in trust preferred capital securities that were outstanding and included as tier 1 capital. Based on the Inter-Agency Capital Rule Notice, 75 percent, or $46.7 million of BancShares' trust preferred capital securities will be excluded from tier 1 capital beginning January 1, 2015, with the remaining 25 percent, or $15.6 million excluded beginning January 1, 2016.

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
Actual results may differ materially from those expressed in or implied by any forward-looking statements. Except to the extent required by applicable law or regulation, BancShares undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of June 30, 2013, BancShares’ market risk profile has not changed significantly from December 31, 2012. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares' internal control over financial reporting occurred during the second quarter of 2013 that had materially affected or is reasonably likely to materially affect, BancShares' internal control over financial reporting.

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

Unfavorable economic conditions could continue to adversely affect our business

Our business is highly affected by national, regional and local economic conditions. These conditions cannot be predicted or controlled and may have a material impact on our operations and financial condition. Unfavorable economic developments beginning in 2008 have resulted in negative effects on the business, risk profile, financial condition and results of operations of financial institutions in the United States, including BancShares and FCB. Unfavorable economic conditions could further weaken the national economy further as well as the economies of communities that we serve. Further economic deterioration in our market areas could depress our earnings and have an adverse impact on our financial condition and capital adequacy.

Weakness in real estate markets and exposure to junior liens have adversely impacted our business and our results of operations and may continue to do so

Real property collateral values have declined due to continuing weaknesses in real estate sales activity. That risk, coupled with delinquencies and losses on various loan products caused by high rates of unemployment and underemployment, has resulted in losses on loans that, while adequately collateralized at the time of origination, are no longer fully secured. Our continuing exposure to under-collateralization is concentrated in our non-commercial revolving mortgage loan portfolio. Approximately two-thirds of the revolving mortgage portfolio is secured by junior lien positions and lower real estate values for collateral underlying these loans has, in many cases, caused the outstanding balance of the senior lien to exceed the value of the collateral, resulting in a junior lien loan that is in effect unsecured. A large portion of our losses within the revolving mortgage portfolio has arisen from junior lien loans due to inadequate collateral values.

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

Reimbursements under loss share agreements are subject to FDIC oversight and interpretation and contractual term limitations

The FDIC-assisted transactions completed during 2011, 2010 and 2009 include significant protection to FCB from the exposures to prospective losses on certain assets that are covered under loss share agreements with the FDIC. Loans and leases covered under loss share agreements represent 11.0 percent of total loans and leases as of June 30, 2013. The loss share agreements impose certain obligations on us, including obligations to manage covered assets in a manner consistent with prudent business practices and in accordance with the procedures and practices that we customarily use for assets that are not covered by loss share agreements. Based on projected losses as of June 30, 2013, we expect to receive cash payments from the FDIC totaling $71.4 million over the remaining lives of the respective loss share agreements, exclusive of estimated amounts we will owe the FDIC for settlement of the clawback obligations. We are also required to report detailed loan level information and file requests for reimbursement of covered losses and expenses on a quarterly basis. In the event of noncompliance, delay or disallowance of some or all of our rights under those agreements could occur, including the denial of reimbursement for losses and related collection costs.

The loss share agreements are subject to differing interpretations by the FDIC and FCB and disagreements may arise regarding coverage of losses, expenses and contingencies. Additionally, losses that are currently projected to occur during the loss share term may not occur until after the expiration of the applicable agreement and those losses could have a material impact on results of operations in future periods. The carrying value of the FDIC receivable includes only those losses that we project to occur during the loss share period and for which we believe we will receive reimbursement from the FDIC at the applicable reimbursement rate.

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

The Dodd-Frank Act instituted significant changes to the overall regulatory framework for financial institutions, including the creation of the Consumer Financial Protection Bureau that will impact BancShares and FCB. Additionally, trust preferred securities that currently qualify as tier 1 capital will be fully disallowed by January 1, 2016.

In September 2010, the Basel Committee on Banking Supervision announced new global regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for bank holding companies through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and exposure.

In June 2012, the Federal Reserve released proposed rules regarding implementation of the Basel III regulatory capital rules for United States banking organizations. The proposed rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the proposed rules include the total phase-out from tier 1 capital of trust preferred securities for all banks, a capital conservation buffer of 2.50 percent above minimum capital ratios, inclusion of accumulated other comprehensive income in tier 1 common equity, inclusion in tier 1 capital of perpetual preferred stock and an effective floor for tier 1 common equity of 7.00 percent. Final rules were issued during July 2013. While we have estimated the impact that the proposed rules would have on our capital ratios, we are evaluating the impact of the final rules.

We encounter significant competition

We compete with other banks and specialized financial service providers in our market areas. Our primary competitors include local, regional and national banks credit unions, commercial finance companies, various wealth management providers, independent and captive insurance agencies, mortgage companies and non-bank providers of financial services. Some of our larger competitors, including banks that have a significant presence in our market areas, have the capacity to offer products and services we do not offer. Some of our competitors operate in a regulatory environment that is less stringent than the one in which we operate, or are not subject to federal and state income taxes. The fierce competitive pressure that we face adversely affects pricing for many of our products and services.

Our financial condition could be adversely affected by the soundness of other financial institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to numerous financial service providers, including banks, brokers and dealers in securities and other financial service providers. Transactions with other financial institutions expose us to credit risk in the event of default of the counterparty.

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

We are subject to interest rate risk

Our results of operations and cash flows are highly dependent upon our net interest income. Interest rates are sensitive to economic and market conditions that are beyond our control, including the actions of the Federal Reserve Board’s Federal Open Market Committee. Changes in monetary policy could influence our interest income and interest expense as well as the fair value of our financial assets and liabilities. If changes in interest rates on our interest-earning assets are not equal to the changes in interest rates on our interest-bearing liabilities, our net interest income and, therefore, our net income could be adversely impacted.

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

Our current level of balance sheet liquidity may come under pressure

Our deposit base represents our primary source of core funding and balance sheet liquidity. We normally have the ability to stimulate core deposit growth through reasonable and effective pricing strategies. However, in circumstances where our ability to generate needed liquidity is impaired, we would need access to noncore funding such as borrowings from the Federal Home Loan Bank and the Federal Reserve, fed funds purchased and brokered deposits. While we maintain access to noncore funding sources, we are dependent on the availability of collateral, the counterparty’s willingness to lend to us and their liquidity capacity.

We face significant operational risks in our businesses

Our ability to adequately conduct and grow our business is dependent on our ability to create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways, including employee fraud, customer fraud and control lapses in bank operations and information technology. Our dependence on our employees, automated systems and those systems maintained by third parties, to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We are subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. Failure to maintain an appropriate operational infrastructure can lead to loss of service to customers, legal actions and noncompliance with various laws and regulations.

Our business could suffer if we fail to attract and retain skilled employees

FCB's success depends primarily on its ability to attract and retain key employees. Competition is intense for employees who we believe will be successful in developing and attracting new business and/or managing critical support functions for FCB. Our historical avoidance of annual cash incentives, incentive stock awards or long-term incentive awards creates unique challenges to our attraction and retention of key employees. We may not be able to hire the best employees or retain them for an adequate period of time after their hire date.

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

We are also subject to risks arising from recurring distributed denial of service attacks, which arise from both domestic and international sources and seek to obtain customer information for fraudulent purposes or, in some cases, to disrupt business activities. Information security risks could result in reputational damage and lead to a material adverse impact on our business, financial condition and financial results of operations.

We continue to encounter technological change for which we expect to incur significant expense

The financial services industry continues to experience an increase in technological complexity required to provide a competitive array of products and services to customers. Our future success requires that we maintain technology and associated facilities that will support our ability to provide products and services that satisfactorily meet the banking and other financial needs of our customers. During the past two years, we have closely examined the state of our core technology systems and related business processes and determined that significant investments are required. The project to modernize our systems and associated facilities and reduce operational risk began in 2013 with phased implementation through 2016. The magnitude and scope of this project is significant with total costs estimated to exceed $100 million. If the project objectives are not achieved or if the cost of the project is materially in excess of the estimate, our business, financial condition and financial results could be adversely impacted.

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

We use accounting estimates in the preparation of our financial statements

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. Significant estimates include the allowance for loan and lease losses, the fair values of acquired loans and OREO at acquisition date and cash flow projections in subsequent periods, and the related receivable from the FDIC for loss share agreements. Due to the uncertainty of the circumstances relating to these estimates, we may experience more adverse outcomes than originally estimated. The allowance for loan and lease losses may need to be significantly increased based on future events. The actual losses or expenses on loans or the losses or expenses not covered under the FDIC agreements may differ from the recorded amounts, resulting in charges that could materially affect our results of operations.

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

Our access to capital is limited which could impact our future growth

Based on existing capital levels, BancShares and FCB maintain well-capitalized ratios under current leverage and risk-based capital standards. Historically, our primary capital sources have been retained earnings and debt issued through both private and public markets including trust preferred securities and subordinated debt. Effective January 1, 2013, provisions of the Dodd-Frank Act eliminated one-third of our trust preferred securities from tier 1 risk-based capital with total elimination on January 1, 2015. The inability to include the trust preferred securities in tier 1 risk-based capital may lead us to redeem a portion or all of the securities prior to their scheduled maturity date. Since we have not historically raised capital through new issues of our common stock, absent additional acquisition gains our ability to raise additional tier 1 capital is limited to issuance of perpetual preferred stock. A lack of ready access to adequate amounts of tier 1 capital could limit our ability to consummate additional acquisitions, make new loans, meet our existing lending commitments and could potentially affect our liquidity and capital adequacy.

The major rating agencies regularly evaluate our creditworthiness and assign credit ratings to our debt and the debt of FCB. The ratings of the agencies are based on a number of factors, some of which are outside of our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions generally affecting the financial services industry. Considering the difficulties that continue to confront the financial services industry, there can be no assurance that we will maintain our current credit ratings. Rating reductions could adversely affect our access to funding sources and the cost of obtaining funding.

The market price of our stock may be volatile

Although publicly traded, our common stock has substantially less liquidity and public float than other large publicly traded financial services companies as well as average companies listed on the NASDAQ National Market System. This low liquidity increases the price volatility of our stock and could make it difficult for our shareholders to sell or buy our common stock at a price that they believe is attractive.

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

BancShares relies on dividends from FCB

As a financial holding company, BancShares is a separate legal entity from FCB and receives considerable revenue and cash flow from dividends paid by FCB. The cash flow from these dividends is the primary source which allows BancShares to pay dividends on its common stock and interest and principal on its debt obligations. North Carolina state law limits the amount of dividends that FCB may pay to BancShares. In the event that FCB is unable to pay dividends to BancShares for an extended period of time, BancShares may not be able to service its debt obligations or pay dividends on its common stock.

Our recorded goodwill may become impaired

As of June 30, 2013, we had $102.6 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, and the impairment test compares the estimated fair value of a reporting unit with its net book value. We also test goodwill for impairment when certain events occur, such as a significant decline in our expected future cash flows, a significant adverse change in the business climate, or a sustained decline in the price of our common stock. These tests may result in a write-off of goodwill deemed to be impaired, which could have a significant impact on our results of operations, but would not impact our capital ratios since capital ratios are calculated using tangible capital amounts. Although the book value per share of our Class A common stock as of June 30, 2013, was $201.62 compared to a market value of $192.05, we do not believe that this represents a sustained decline in the price of our common stock, and, as of June 30, 2013, no impairment of goodwill had been recorded.

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
The following tables provide the shares of Class A and Class B common stock purchased by BancShares during the three months ended June 30, 2013, as well as shares that may be purchased under publicly announced plans. Authority to purchase shares under the plan approved during 2012 expired on June 30, 2013.

Class A common stock	Total number of shares purchases	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Repurchases from April 1, 2013, through April 30, 2013	—	$—	—	41,751
Repurchases from May 1, 2013, through May 31, 2013	—	—	—	41,751
Repurchases from June 1, 2013, through June 30, 2013	—	—	—	—
Total	—	$—	—	—

Class B common stock
Repurchases from April 1, 2013, through April 30, 2013	—	$—	—	24,900
Repurchases from May 1, 2013, through May 31, 2013	—	—	—	24,900
Repurchases from June 1, 2013, through June 30, 2013	—	—	—	—
Total	—	$—	—	—

During the second quarter of 2013, the Board of Directors approved a stock trading plan that provides for the purchase of up to 100,000 shares of Registrant's Class A common stock and up to 25,000 shares of Registrant's Class B common stock. The shares may be purchased from time to time from July 1, 2013, through June 30, 2014. The board's action approving share purchases does not obligate BancShares to acquire any particular amount of shares, and purchases may be suspended or discontinued at any time. Any shares of stock that are purchased will be canceled.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Certification of Chief Executive Officer (filed herewith)

32.2	Certification of Chief Financial Officer (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2013		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ GLENN D. MCCOY
Glenn D. McCoy
Vice President and Chief Financial Officer