Form 10-Q
period 2013-09-30
FIRST CITIZENS BANCSHARES INC /DE/
filed 2013-11-07
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013
or

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
Class B Common Stock—$1 Par Value—1,032,883 shares
(Number of shares outstanding, by class, as of November 7, 2013)

Part 1

Item 1.	Financial Statements (Unaudited)

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30* 2013	December 31# 2012
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$569,118	$639,730
Overnight investments	1,354,131	443,180
Investment securities available for sale	5,161,585	5,226,228
Investment securities held to maturity	1,013	1,342
Loans held for sale	43,054	86,333
Loans and leases:
Acquired	1,188,281	1,809,235
Originated	11,884,585	11,576,115
Less allowance for loan and lease losses	237,799	319,018
Net loans and leases	12,835,067	13,066,332
Premises and equipment	868,001	882,768
Other real estate owned:
Covered under loss share agreements	58,769	102,577
Not covered under loss share agreements	40,338	43,513
Income earned not collected	46,110	47,666
Receivable from FDIC for loss share agreements	100,553	270,192
Goodwill	102,625	102,625
Other intangible assets	1,696	3,556
Other assets	329,292	367,610
Total assets	$21,511,352	$21,283,652
Liabilities
Deposits:
Noninterest-bearing	$5,323,051	$4,885,700
Interest-bearing	12,740,268	13,200,325
Total deposits	18,063,319	18,086,025
Short-term borrowings	604,435	568,505
Long-term obligations	510,963	444,921
Payable to FDIC for loss share agreements	107,419	101,641
Other liabilities	243,159	218,553
Total liabilities	19,529,295	19,419,645
Shareholders’ Equity
Common stock:
Class A - $1 par value (11,000,000 shares authorized; 8,586,058 shares issued and outstanding at September 30, 2013; 8,588,031 shares issued and outstanding at December 31, 2012)	8,586	8,588
Class B - $1 par value (2,000,000 shares authorized; 1,032,883 shares issued and outstanding at September 30, 2013; 1,032,883 shares issued and outstanding at December 31, 2012)	1,033	1,033
Surplus	143,766	143,766
Retained earnings	1,924,217	1,792,726
Accumulated other comprehensive loss	(95,545)	(82,106)
Total shareholders’ equity	1,982,057	1,864,007
Total liabilities and shareholders’ equity	$21,511,352	$21,283,652
 * Unaudited
# Derived from 2012 Annual Report on Form 10-K.
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	(dollars in thousands, except per share data, unaudited)
Interest income
Loans and leases	$182,201	$226,812	$579,115	$696,813
Investment securities:
U. S. Treasury	392	559	1,355	1,968
Government agency	2,809	3,692	9,203	12,401
Mortgage-backed securities	6,415	4,792	15,500	8,883
Corporate bonds	—	278	—	2,319
State, county and municipal	2	6	10	30
Other	78	108	231	301
Total investment securities interest and dividend income	9,696	9,435	26,299	25,902
Overnight investments	737	427	1,750	1,230
Total interest income	192,634	236,674	607,164	723,945
Interest expense
Deposits	7,923	13,850	27,233	45,369
Short-term borrowings	744	1,114	2,128	4,089
Long-term obligations	4,784	6,354	14,210	22,747
Total interest expense	13,451	21,318	43,571	72,205
Net interest income	179,183	215,356	563,593	651,740
Provision for loan and lease losses	(7,683)	17,623	(39,531)	78,005
Net interest income after provision for loan and lease losses	186,866	197,733	603,124	573,735
Noninterest income
Cardholder services	12,791	11,505	35,887	33,540
Merchant services	14,887	13,220	42,619	38,332
Service charges on deposit accounts	15,546	15,549	45,428	45,456
Wealth management services	15,112	14,129	44,724	42,414
Fees from processing services	4,539	9,521	15,209	25,640
Securities gains (losses)	—	31	—	(11)
Other service charges and fees	4,043	3,377	11,775	10,392
Mortgage income	2,277	1,619	9,734	4,718
Insurance commissions	2,772	2,568	8,146	7,562
ATM income	1,316	1,263	3,798	3,999
Adjustments to FDIC receivable for loss share agreements	(23,298)	(16,858)	(61,790)	(57,788)
Other	21,933	(4,082)	38,896	1,827
Total noninterest income	71,918	51,842	194,426	156,081
Noninterest expense
Salaries and wages	76,463	76,675	228,384	229,145
Employee benefits	21,889	18,741	70,136	59,548
Occupancy expense	18,844	18,860	56,117	55,467
Equipment expense	18,822	17,983	56,466	54,147
FDIC insurance expense	2,706	2,016	7,795	7,739
Foreclosure-related expenses	4,287	7,255	12,059	27,248
Other	49,132	48,547	144,108	134,911
Total noninterest expense	192,143	190,077	575,065	568,205
Income before income taxes	66,641	59,498	222,485	161,611
Income taxes	25,659	19,974	82,012	49,009
Net income	$40,982	$39,524	$140,473	$112,602
Average shares outstanding	9,618,941	10,264,159	9,618,955	10,273,082
Net income per share	$4.26	$3.85	$14.60	$10.96

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	(dollars in thousands, unaudited)
Net income	$40,982	$39,524	$140,473	$112,602

Other comprehensive income (loss)
Unrealized gains and losses on securities:
Change in unrealized securities gains and losses arising during period	3,470	14,783	(36,998)	16,376
Deferred tax benefit (expense)	(1,177)	(5,949)	14,657	(6,582)
Reclassification adjustment for gains included in income before income taxes	—	(31)	—	(34)
Deferred tax expense	—	12	—	13
Total change in unrealized gains and losses on securities, net of tax	2,293	8,815	(22,341)	9,773

Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	(544)	(919)	26	(2,750)
Deferred tax benefit (expense)	214	364	(11)	1,086
Reclassification adjustment for losses included in income before income taxes	831	769	2,463	2,294
Deferred tax benefit	(400)	(304)	(1,044)	(906)
Total change in unrecognized loss on cash flow hedges, net of tax	101	(90)	1,434	(276)

Change in pension obligation:
Reclassification adjustment for losses included in income before income taxes	4,298	2,788	12,896	8,368
Deferred tax benefit	(2,061)	(1,092)	(5,428)	(3,277)
Total change in pension obligation, net of tax	2,237	1,696	7,468	5,091

Other comprehensive income (loss)	4,631	10,421	(13,439)	14,588

Total comprehensive income	$45,613	$49,945	$127,034	$127,190

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(dollars in thousands, except share data, unaudited)
Balance at December 31, 2011	$8,644	$1,640	$143,766	$1,773,652	$(66,574)	$1,861,128
Net income	—	—	—	112,602	—	112,602
Other comprehensive income, net of tax	—	—	—	—	14,588	14,588
Repurchase of 15,497 shares of Class A common stock	(15)	—	—	(2,520)	—	(2,535)
Repurchase of 12,875 shares of Class B common stock	—	(13)	—	(2,401)	—	(2,414)
Cash dividends ($0.90 per share)	—	—	—	(9,245)	—	(9,245)
Balance at September 30, 2012	$8,629	$1,627	$143,766	$1,872,088	$(51,986)	$1,974,124
Balance at December 31, 2012	$8,588	$1,033	$143,766	$1,792,726	$(82,106)	$1,864,007
Net income	—	—	—	140,473	—	140,473
Other comprehensive loss, net of tax	—	—	—	—	(13,439)	(13,439)
Repurchase of 1,973 shares of Class A common stock	(2)	—	—	(319)	—	(321)
Cash dividends ($0.90 per share)	—	—	—	(8,663)	—	(8,663)
Balance at September 30, 2013	$8,586	$1,033	$143,766	$1,924,217	$(95,545)	$1,982,057
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended September 30
	2013	2012
	(dollars in thousands, unaudited)
OPERATING ACTIVITIES
Net income	$140,473	$112,602
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	(39,531)	78,005
Deferred tax expense (benefit)	(18,000)	5,999
Change in current taxes payable	(37,737)	23,051
Depreciation	52,212	50,685
Change in accrued interest payable	(3,302)	(12,574)
Change in income earned not collected	1,556	(9,349)
Gain on sale of processing services, net	(4,085)	—
Securities losses	—	11
Origination of loans held for sale	(323,665)	(415,527)
Proceeds from sale of loans held for sale	376,395	433,489
Gain on sale of loans	(9,451)	(4,033)
Net writedowns/losses on other real estate	4,574	31,070
Net amortization of premiums and discounts	(96,091)	(90,461)
FDIC receivable for loss share agreements	58,802	(15,240)
Net change in other assets	107,757	26,617
Net change in other liabilities	56,440	5,316
Net cash provided by operating activities	266,347	219,661
INVESTING ACTIVITIES
Net change in loans outstanding	364,916	592,015
Purchases of investment securities available for sale	(1,940,198)	(4,241,879)
Proceeds from maturities/calls of investment securities held to maturity	329	363
Proceeds from maturities/calls of investment securities available for sale	1,951,735	3,293,188
Proceeds from sales of investment securities available for sale	—	56
Net change in overnight investments	(910,951)	(253,221)
Cash received from the FDIC for loss share agreements	45,103	223,863
Proceeds from sale of other real estate	120,712	114,357
Additions to premises and equipment	(38,887)	(73,616)
Net cash used by investing activities	(407,241)	(344,874)
FINANCING ACTIVITIES
Net change in time deposits	(529,675)	(756,798)
Net change in demand and other interest-bearing deposits	506,969	1,072,739
Net change in short-term borrowings	35,930	62,551
Repayment of long-term obligations	(3,958)	(223,779)
Origination of long-term obligations	70,000	—
Repurchase of common stock	(321)	(4,949)
Cash dividends paid	(8,663)	(9,245)
Net cash provided by financing activities	70,282	140,519
Change in cash and due from banks	(70,612)	15,306
Cash and due from banks at beginning of period	639,730	590,801
Cash and due from banks at end of period	$569,118	$606,107
CASH PAYMENTS FOR:
Interest	$46,873	$84,779
Income taxes	99,398	35,208
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized securities gains and losses	$(36,998)	$16,342
Change in fair value of cash flow hedge	2,489	(456)
Change in pension obligation	12,896	8,368
Transfers of loans to other real estate	78,303	117,363
Reclassification of reserve for unfunded commitments to allowance for loan and lease losses	7,368	—

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

On August 28, 2013, BancShares' bank subsidiary, FCB and 1st Financial Services Corporation (1st Financial) announced that they had entered into a definitive merger agreement. The agreement provides for the merger of Hendersonville, N.C.-based 1st Financial and its bank subsidiary, Mountain 1st Bank & Trust Company (Mountain 1st), into FCB. The agreement has been approved by the Boards of Directors of 1st Financial, Mountain 1st and FCB. The transaction is expected to close no later than the first quarter of 2014, subject to the receipt of regulatory approvals, the approval of 1st Financial's shareholders, and other customary closing conditions. Under the terms of the agreement, cash consideration of $10,000 will be split between the U.S. Treasury, which will receive $8,000 of the cash consideration in order for 1st Financial to exit from the federal TARP program, and 1st Financial's common shareholders, who will receive $2,000.

General

These consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and consolidated results of operations have been made. The unaudited interim consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in BancShares' Annual Report on Form 10-K for the year ended December 31, 2012.

BancShares evaluates all subsequent events prior to filing this Form 10-Q.

Reclassifications

In certain instances, amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported cash flows, shareholders' equity or net income.

During the third quarter, management reevaluated its fair value leveling methodology and the inputs utilized by the 3rd party pricing services for the current and prior periods. Management concluded that due to the reliance on significant observable inputs, the fair values of its US Treasury, Government agency, and other securities should be classified as level 2 rather than the level 1 previously disclosed. Management also concluded that its equity securities should be classified as level 2 rather than the level 1 previously disclosed due to the inactive nature of the markets in which these securities trade.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and different assumptions in the application of these policies could result in material changes in BancShares' consolidated financial position, the consolidated results of its operations or related disclosures. Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan and lease losses; determination of the fair value of financial instruments; pension plan assumptions; cash flow estimates on acquired loans; the receivable from and payable to the FDIC for loss share agreements; purchase accounting-related adjustments; and income tax assets, liabilities and expense.

Goodwill Impairment

Annual impairment tests are conducted as of July 31 each year. Based on the July 31, 2013, impairment test, management concluded there was no indication of goodwill impairment. In addition to the annual testing requirement, impairment tests are performed if various other events occur including significant adverse changes in the business climate, considering various qualitative and quantitative factors to determine whether impairment exists. There were no such events during the third quarter of 2013.

Critical Accounting Policies Update

As discussed below, during the second quarter of 2013, BancShares implemented enhancements to the process to estimate the allowance for loan and lease losses (ALLL) and the reserve for unfunded commitments. Through detailed analysis of historical loss data, the process enhancements enabled allocation of the previously unallocated 'nonspecific' ALLL and a portion of the reserve for unfunded loan commitments to specific loan classes. The enhanced ALLL estimates implicitly include the risk of draws on open lines within each loan class. The remaining reserve for unfunded commitments relates to irrevocable commitments, such as letters of credit and financial guarantees. Other than the modifications described above, the enhancements to the methodology had no material impact on the ALLL.
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

Management also developed an enhanced qualitative framework for considering economic conditions, loan concentrations and other relevant factors at a loan class level. Prior to the second quarter of 2013, these factors were considered in determining the nonspecific portion of the ALLL, which was not allocated to any specific loan class.
Management believes that the methodology enhancements will improve the granularity of historical net loss data and the precision of the segment analysis. As a result of the enhanced process to determine the ALLL, management has updated the accounting policy disclosures for the ALLL and the reserve for unfunded commitments.
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
Accounting standards require the presentation of certain information at the portfolio segment level, which represents the level at which an entity develops and documents a systematic methodology to determine its ALLL. BancShares evaluates its loan and lease portfolio using three portfolio segments: originated commercial, originated noncommercial and acquired. The originated commercial segment includes commercial construction and land development, commercial mortgage, commercial and industrial, lease financing and other commercial real estate loans, and the related ALLL is calculated based on a risk-based approach as reflected in credit grades assigned to commercial segment loans. The originated noncommercial segment includes noncommercial construction and land development, residential mortgage, revolving mortgage and consumer loans, and the associated ALLL was determined using a delinquency-based approach. The ALLL for acquired loans was determined based on the expected cash flows approach.
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
The quarterly ALLL evaluation process also includes a qualitative framework that considers economic conditions, composition of the loan portfolio, trends in delinquent and nonperforming loans, historical loss experience by categories of loans, concentrations of credit, changes in lending policies and underwriting standards, regulatory exam results and other factors indicative of potential losses remaining in the portfolio. Management may adjust the ALLL calculated based on historical loan loss factors when assessing changes in the factors in the qualitative framework. The adjustments to the ALLL for the qualitative framework are based on economic data, data analysis of portfolio trends and management judgment. These adjustments are specific to the loan class level. Prior to the second quarter of 2013, a portion of the allowance for loan and lease losses was not allocated to any specific class of loans. This nonspecific portion reflected management's best estimate of the elements of imprecision and estimation risk inherent in the calculation of the overall allowance.
A loan is considered to be impaired under ASC Topic 310 Receivables when, based upon current information and events, it is probable that BancShares will be unable to collect all amounts due according to the contractual terms of the loan. Originated impaired loans are placed on nonaccrual status. Originated loan relationships rated substandard or worse that are greater than or equal to $500 are reviewed for potential impairment on a quarterly basis. Loans classified as trouble debt restructures (TDRs) are also reviewed for potential impairment. Specific valuation allowances are established or partial charge-offs are recorded on impaired loans for the difference between the loan amount and the estimated fair value.

Management continuously monitors and actively manages the credit quality of the entire loan portfolio and adjusts the ALLL to an appropriate level. By assessing the probable estimated incurred losses in the loan portfolio on a quarterly basis, management is able to adjust specific and general loss estimates based upon the most recent information available. Future adjustments to the ALLL may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares' ALLL. Such agencies may require the recognition of adjustments to the ALLL based on their judgments of information available to them at the time of their examination. Management considers the established ALLL adequate to absorb probable losses that relate to loans and leases outstanding as of September 30, 2013.

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

The significant majority of relationships in the originated commercial segment are assigned credit risk grades based upon an assessment of conditions that affect the borrower's ability to meet contractual obligations under the loan agreement. This process includes reviewing the borrowers' financial information, payment history, credit documentation, public information and other information specific to each borrower. Credit risk grades are reviewed annually, or at any point management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Our risk grading standards are described in Note C.
The impairment assessment and determination of the related specific reserve for each impaired loan is based on a loan's characteristics. Impairment measurement for loans that are not collateral dependent is based on the present value of expected cash flows discounted at the loan's effective interest rate. Specific valuation allowances are established or partial charge-offs are recorded for the difference between the loan amount and the estimated fair value. Impairment measurement for most real estate loans, particularly when a loan is considered to be a probable foreclosure, is based on the fair value of the underlying collateral. Collateral is appraised and market value, appropriately adjusted for an assessment of the sales and marketing costs as well as the expected holding period, is used to calculate an anticipated fair value.
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
Common risks to each class of commercial loans include general economic conditions within the markets BancShares serves, as well as risks that are specific to each transaction including demand for products and services, personal events, such as disability or change in marital status, and reductions in the value of collateral. Due to the concentration of loans in the medical, dental and related fields, BancShares is susceptible to risks that governmental actions, including implementation of the Affordable Care Act, will fundamentally alter the medical care industry in the United States.
In addition to these common risks for the majority of the originated commercial segment, additional risks are inherent in certain classes of originated commercial loans and leases.
Commercial construction and land development
Commercial construction and land development loans are highly dependent on the supply and demand for commercial real estate in the markets served by BancShares as well as the demand for newly constructed residential homes and lots that customers are developing. Deterioration in demand could result in decreases in collateral values and could make repayment of the outstanding loans more difficult for customers.
Commercial mortgage, commercial and industrial and lease financing
Commercial mortgage loans, commercial and industrial loans and lease financing are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a customer's business results are significantly unfavorable versus the original projections, the ability for the loan to be serviced on a basis consistent with the contractual terms may be at risk. While these loans and leases are generally secured by real property, personal property, or business assets such as inventory or accounts receivable, it is possible that the liquidation of the collateral will not fully satisfy the obligation.
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

The ALLL for the originated noncommercial segment is primarily calculated on a pool basis using a delinquency-based approach. Estimates of incurred losses are based on historical loss experience and the current risk mix as indicated by prevailing delinquency rates. These estimates may be adjusted through a qualitative assessment to reflect current economic conditions, portfolio trends and other factors. The remaining portion of the ALLL related to the originated noncommercial segment results from loans that are deemed impaired. The impairment assessment and determination of the related specific reserve for each impaired loan is based on a loan's characteristics. Impairment measurement for loans that are not collateral dependent is based on the present value of expected cash flows discounted at the loan's effective interest rate. Specific valuation allowances are established or partial charge-offs are recorded for the difference between the loan amount and the estimated fair value. Impairment measurement for most real estate loans, particularly when a loan is considered to be a probable foreclosure, is based on the fair value of the underlying collateral. Collateral is appraised and market value, appropriately adjusted for an assessment of the sales and marketing costs as well as the expected holding period, is used to calculate an anticipated fair value.
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
Acquired loans
The risks associated with acquired loans are generally consistent with the risks identified for commercial and noncommercial originated loans and the classes of loans within those segments. However, these loans were underwritten by other institutions with weaker lending standards. Additionally, in some cases, collateral for acquired loans is located in regions that have experienced profound erosion of real estate values. Therefore, there exists a significant risk that acquired loans are not adequately supported by borrower cash flow or the values of underlying collateral.
Reserve for Unfunded Commitments
The reserve for unfunded commitments represents the estimated probable losses related to unfunded lending commitments, such as letters of credit and financial guarantees. The reserve is calculated in a manner similar to the loans evaluated collectively for impairment, considering the likelihood that the available credit will be utilized as well as the exposure to default. The reserve for unfunded commitments is presented within other liabilities on the consolidated balance sheets, distinct from the ALLL, and adjustments to the reserve for unfunded commitments are included in other noninterest expense in the consolidated statements of income.

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
The provisions of this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted.
The provisions of this ASU will be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. BancShares will adopt this ASU by the date required and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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
The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Adoption of this ASU during the third quarter of 2013 did not have a material effect on BancShares' financial position or results of operations.

FASB ASU 2013-04, “Liabilities”
This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP.
The updated guidance requires BancShares to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.
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
For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. BancShares adopted the methodologies prescribed by this ASU by the date required. Adoption of this ASU did not have a material effect on BancShares' financial position or results of operations. BancShares has included the required disclosures in Note L.

FASB ASU 2013-01, “Balance Sheet”
This ASU clarifies that the scope of ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, applies to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to a master netting arrangement or similar agreement.
BancShares is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The effective date is the same as the effective date of Update 2011-11. BancShares adopted the methodologies prescribed by this ASU by the date required. Adoption of this ASU did not have a material effect on BancShares' financial position or results of operations.

Note B
Investments
The aggregate values of investment securities at September 30, 2013, and December 31, 2012, along with unrealized gains and losses determined on an individual security basis are as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(dollars in thousands)
Investment securities available for sale
September 30, 2013
U.S. Treasury	$448,201	$372	$41	$448,532
Government agency	2,583,888	2,320	1,428	2,584,780
Mortgage-backed securities	2,131,099	5,452	30,519	2,106,032
Equity securities	543	20,681	—	21,224
State, county and municipal	186	1	—	187
Other	857	—	27	830
Total investment securities available for sale	$5,164,774	$28,826	$32,015	$5,161,585
December 31, 2012
U.S. Treasury	$823,241	$403	$12	$823,632
Government agency	3,052,040	3,501	337	3,055,204
Mortgage-backed securities	1,315,211	14,787	341	1,329,657
Equity securities	543	15,822	—	16,365
State, county and municipal	546	4	—	550
Other	838	—	18	820
Total investment securities available for sale	$5,192,419	$34,517	$708	$5,226,228
Investment securities held to maturity
September 30, 2013
Mortgage-backed securities	$1,013	$67	$—	$1,080
December 31, 2012
Mortgage-backed securities	$1,342	$133	$27	$1,448

Investments in mortgage-backed securities primarily represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

The following table provides the maturity distribution for non-amortizing securities. Repayments of mortgage-backed securities are dependent on the repayments of the underlying loan balances. Equity securities do not have a stated maturity date.

	September 30, 2013		December 31, 2012
	Cost	Fair value	Cost	Fair value
	(dollars in thousands)
Investment securities available for sale
Amortizing securities maturing in:
One year or less	$864,992	$865,925	$2,285,159	$2,286,403
One through five years	2,168,080	2,168,344	1,590,608	1,592,923
Five through 10 years	60	60	898	880
Over 10 years	—	—	—	—
Mortgage-backed securities	2,131,099	2,106,032	1,315,211	1,329,657
Equity securities	543	21,224	543	16,365
Total investment securities available for sale	$5,164,774	$5,161,585	$5,192,419	$5,226,228
Investment securities held to maturity
Mortgage-backed securities held to maturity	$1,013	$1,080	$1,342	$1,448

For each period presented, securities gains (losses) include the following:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	(dollars in thousands)
Gross gains on sales of investment securities available for sale	$—	$31	$—	$36
Gross losses on sales of investment securities available for sale	—	—	—	(2)
Other than temporary impairment loss on equity securities	—	—	—	(45)
Total securities gains (losses)	$—	$31	$—	$(11)

The following table provides information regarding securities with unrealized losses as of September 30, 2013, and December 31, 2012.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
September 30, 2013
Investment securities available for sale:
U.S. Treasury	$51,836	$41	$—	$—	$51,836	$41
Government agency	953,103	1,428	—	—	953,103	1,428
Mortgage-backed securities	1,820,909	29,712	27,949	807	1,848,858	30,519
Other	830	27	—	—	830	27
Total	$2,826,678	$31,208	$27,949	$807	$2,854,627	$32,015
Investment securities held to maturity:
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
December 31, 2012
Investment securities available for sale:
U.S. Treasury	$120,045	$12	$—	$—	$120,045	$12
Government agency	407,498	337	—	—	407,498	337
Mortgage-backed securities	135,880	214	9,433	127	145,313	341
Other	820	18	—	—	820	18
Total	$664,243	$581	$9,433	$127	$673,676	$708
Investment securities held to maturity:
Mortgage-backed securities	$—	$—	$17	$27	$17	$27
Investment securities with an aggregate fair value of $27,949 have had continuous unrealized losses for more than 12 months as of September 30, 2013, with an aggregate unrealized loss of $807. These 17 investments are mortgage-backed securities. None of the unrealized losses identified as of September 30, 2013, or December 31, 2012, relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Investment securities having an aggregate carrying value of $2,547,581 at September 30, 2013, and $2,351,072 at December 31, 2012, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

Note C
Loans and Leases
Loans and leases outstanding include the following as of the dates indicated:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Acquired loans	$1,188,281	$1,809,235
Originated loans and leases:
Commercial:
Construction and land development	300,266	309,190
Commercial mortgage	6,308,192	6,029,435
Other commercial real estate	177,599	160,980
Commercial and industrial	1,009,641	1,038,530
Lease financing	365,967	330,679
Other	180,435	125,681
Total commercial loans	8,342,100	7,994,495
Noncommercial:
Residential mortgage	927,426	822,889
Revolving mortgage	2,113,240	2,210,133
Construction and land development	121,553	131,992
Consumer	380,266	416,606
Total noncommercial loans	3,542,485	3,581,620
Total originated loans and leases	11,884,585	11,576,115
Total loans and leases	$13,072,866	$13,385,350

	September 30, 2013			December 31, 2012
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
	(dollars in thousands)
Acquired loans:
Commercial:
Construction and land development	$23,136	$70,827	$93,963	$71,225	$166,681	$237,906
Commercial mortgage	81,389	662,960	744,349	107,281	947,192	1,054,473
Other commercial real estate	8,713	42,395	51,108	35,369	71,750	107,119
Commercial and industrial	144	24,304	24,448	3,932	45,531	49,463
Other	—	1,003	1,003	—	1,074	1,074
Total commercial loans	113,382	801,489	914,871	217,807	1,232,228	1,450,035
Noncommercial:
Residential mortgage	32,389	199,921	232,310	48,077	249,849	297,926
Revolving mortgage	8,416	26,418	34,834	9,606	29,104	38,710
Construction and land development	5,145	192	5,337	15,136	5,657	20,793
Consumer	—	929	929	—	1,771	1,771
Total noncommercial loans	45,950	227,460	273,410	72,819	286,381	359,200
Total acquired loans	$159,332	$1,028,949	$1,188,281	$290,626	$1,518,609	$1,809,235

At September 30, 2013, $2,534,250 in originated loans were pledged to secure debt obligations, compared to $2,570,773 at December 31, 2012.

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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of originated, ungraded loans at September 30, 2013, relate to business credit cards and tobacco buyout loans classified as commercial and industrial loans. Business credit card loans with an outstanding balance of $73,701 at September 30, 2013, are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. Tobacco buyout loans with an outstanding balance of $21,808 at September 30, 2013, are secured by assignments of receivables made pursuant to the Fair and Equitable Tobacco Reform Act of 2004. The credit risk associated with these loans is considered low as the payments that began in 2005 and continue through 2014 are made by the Commodity Credit Corporation, which is part of the United States Department of Agriculture.

The credit quality indicators for originated, noncommercial loans are based on the delinquency status of the borrower. As the borrower becomes more delinquent, the likelihood of loss increases.

The composition of the loans and leases outstanding at September 30, 2013, and December 31, 2012, by credit quality indicator is provided below:

	Originated commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total originated commercial loans and leases
	(dollars in thousands)
September 30, 2013
Pass	$285,044	$6,019,286	$172,341	$885,691	$359,195	$179,085	$7,900,642
Special mention	12,060	125,280	1,241	17,260	2,664	1,350	159,855
Substandard	3,109	155,593	3,709	6,606	3,335	—	172,352
Doubtful	53	6,703	75	1,428	773	—	9,032
Ungraded	—	1,330	233	98,656	—	—	100,219
Total	$300,266	$6,308,192	$177,599	$1,009,641	$365,967	$180,435	$8,342,100
December 31, 2012
Pass	$274,480	$5,688,541	$151,549	$894,998	$325,626	$124,083	$7,459,277
Special mention	14,666	166,882	2,812	13,275	1,601	837	200,073
Substandard	18,761	157,966	5,038	12,073	1,663	756	196,257
Doubtful	952	13,475	98	1,040	771	—	16,336
Ungraded	331	2,571	1,483	117,144	1,018	5	122,552
Total	$309,190	$6,029,435	$160,980	$1,038,530	$330,679	$125,681	$7,994,495

	Originated noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total originated noncommercial loans
	(dollars in thousands)
September 30, 2013
Current	$900,625	$2,097,658	$119,395	$376,237	$3,493,915
30-59 days past due	11,840	9,921	1,907	2,502	26,170
60-89 days past due	3,312	1,556	85	1,015	5,968
90 days or greater past due	11,649	4,105	166	512	16,432
Total	$927,426	$2,113,240	$121,553	$380,266	$3,542,485
December 31, 2012
Current	$786,626	$2,190,186	$128,764	409,218	$3,514,794
30-59 days past due	15,711	12,868	1,941	4,405	34,925
60-89 days past due	7,559	3,200	490	1,705	12,954
90 days or greater past due	12,993	3,879	797	1,278	18,947
Total	$822,889	$2,210,133	$131,992	$416,606	$3,581,620

	Acquired loans
Grade:	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total acquired loans
	(dollars in thousands)
September 30, 2013
Pass	$3,373	$308,809	$22,007	$7,553	$145,735	$26,291	$139	$1,468	$515,375
Special mention	18,395	176,338	6,602	9,268	8,676	2,865	—	26	222,170
Substandard	62,472	209,383	13,786	5,908	57,156	3,329	4,903	—	356,937
Doubtful	8,013	49,165	8,713	1,502	2,660	2,349	295	—	72,697
Ungraded	1,710	654	—	217	18,083	—	—	438	21,102
Total	$93,963	$744,349	$51,108	$24,448	$232,310	$34,834	$5,337	$1,932	$1,188,281
December 31, 2012
Pass	$17,010	$376,974	$33,570	$19,451	$172,165	$29,540	$334	$1,617	$650,661
Special mention	25,734	259,264	17,518	12,465	14,863	1,736	—	34	331,614
Substandard	105,061	344,542	44,335	14,698	83,193	7,434	17,190	239	616,692
Doubtful	87,445	73,016	11,696	2,757	4,268	—	3,269	117	182,568
Ungraded	2,656	677	—	92	23,437	—	—	838	27,700
Total	$237,906	$1,054,473	$107,119	$49,463	$297,926	$38,710	$20,793	$2,845	$1,809,235

The aging of the outstanding loans and leases, by class, at September 30, 2013, and December 31, 2012, (excluding loans and leases acquired with deteriorated credit quality) is provided in the table below. The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current due to various grace periods that allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
	(dollars in thousands)
September 30, 2013
Originated loans and leases:
Construction and land development - commercial	$1,755	$49	$562	$2,366	$297,900	$300,266
Commercial mortgage	15,917	10,522	18,449	44,888	6,263,304	6,308,192
Other commercial real estate	103	400	1,169	1,672	175,927	177,599
Commercial and industrial	2,633	796	1,675	5,104	1,004,537	1,009,641
Lease financing	2,317	—	178	2,495	363,472	365,967
Other	—	—	—	—	180,435	180,435
Residential mortgage	11,840	3,312	11,649	26,801	900,625	927,426
Revolving mortgage	9,921	1,556	4,105	15,582	2,097,658	2,113,240
Construction and land development - noncommercial	1,907	85	166	2,158	119,395	121,553
Consumer	2,502	1,015	512	4,029	376,237	380,266
Total originated loans and leases	$48,895	$17,735	$38,465	$105,095	$11,779,490	$11,884,585
December 31, 2012
Originated loans and leases:
Construction and land development - commercial	$927	$—	$7,878	$8,805	$300,385	$309,190
Commercial mortgage	24,447	4,179	21,327	49,953	5,979,482	6,029,435
Other commercial real estate	387	1,240	1,034	2,661	158,319	160,980
Commercial and industrial	2,833	1,096	605	4,534	1,033,996	1,038,530
Lease financing	991	138	621	1,750	328,929	330,679
Other	18	13	—	31	125,650	125,681
Residential mortgage	15,711	7,559	12,993	36,263	786,626	822,889
Revolving mortgage	12,868	3,200	3,879	19,947	2,190,186	2,210,133
Construction and land development - noncommercial	1,941	490	797	3,228	128,764	131,992
Consumer	4,405	1,705	1,278	7,388	409,218	416,606
Total originated loans and leases	$64,528	$19,620	$50,412	$134,560	$11,441,555	$11,576,115

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at September 30, 2013, and December 31, 2012, (excluding loans and leases acquired with deteriorated credit quality) are as follows:

	September 30, 2013		December 31, 2012
	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
	(dollars in thousands)
Originated loans and leases:
Construction and land development - commercial	$493	$164	$14,930	$541
Commercial mortgage	44,818	601	50,532	1,671
Commercial and industrial	2,978	238	6,972	466
Lease financing	1,000	69	1,075	—
Other commercial real estate	1,937	800	2,319	—
Construction and land development - noncommercial	463	166	668	111
Residential mortgage	15,119	2,708	12,603	3,337
Revolving mortgage	—	4,105	—	3,877
Consumer	32	512	746	1,269
Total originated loans and leases	$66,840	$9,363	$89,845	$11,272

Acquired Loans
The following table provides changes in the carrying value of acquired loans impaired at acquisition date and all other acquired loans during the nine months ended September 30, 2013, and 2012:

	2013		2012
	Impaired at acquisition date	All other acquired loans	Impaired at acquisition date	All other acquired loans
	(dollars in thousands)
Balance, January 1	$290,626	$1,518,609	$458,305	$1,903,847
Reductions for repayments, foreclosures and changes in carrying value, net of accretion	(131,294)	(489,660)	(167,581)	(297,474)
Balance, September 30	$159,332	$1,028,949	$290,724	$1,606,373
Outstanding principal balance at September 30	$670,256	$1,412,617	$1,077,975	$2,253,660

The carrying value of loans on the cost recovery method was $29,194 at September 30, 2013, and $74,479 at December 31, 2012. Prior to the third quarter of 2012, the cost recovery method was being applied to nonperforming loans acquired from four of the six FDIC-assisted transactions. During the third and fourth quarters of 2012, those loans were installed on an acquired loan accounting system that estimated cash flows for all loans. Based on these improved cash flow estimates, loans that were previously accounted for under the cost recovery method began to accrete yield. The cost recovery method continues to be applied to loans when the timing of the cash flows is no longer reasonably estimable due to subsequent nonperformance by the borrower or uncertainty in the ultimate disposition of the asset.

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

The following table documents changes to the amount of accretable yield for the first nine months of 2013 and 2012. Other, net includes reclassifications from nonaccretable difference to accretable yield and changes to accretable yield attributable to revised cash flow estimates.

	2013	2012
	(dollars in thousands)
Balance, January 1	$539,564	$276,690
Accretion	(179,792)	(193,438)
Other, net	107,300	498,874
Balance, September 30	$467,072	$582,126

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
	(dollars in thousands)
Originated Loans
Allowance for loan and lease losses:
Nine months ended September 30, 2013
Balance at January 1	$6,031	$80,229	$2,059	$14,050	$3,521	$1,175	$3,836	$25,185	$1,721	$25,389	$15,850	$179,046
Reclassification (1)	5,141	27,421	(815)	7,551	(253)	(1,288)	5,717	(9,838)	(478)	(10,018)	(15,772)	7,368
Charge-offs	(4,570)	(1,662)	(77)	(3,917)	(123)	(6)	(1,987)	(4,540)	(304)	(7,601)	—	(24,787)
Recoveries	722	740	75	1,003	90	1	353	462	180	1,850	—	5,476
Provision	3,259	(7,695)	(207)	3,951	1,358	307	2,126	4,546	(571)	4,183	(78)	11,179
Balance at September 30	$10,583	$99,033	$1,035	$22,638	$4,593	$189	$10,045	$15,815	$548	$13,803	$—	$178,282
Nine months ended September 30, 2012
Balance at January 1	$5,467	$67,486	$2,169	$23,723	$3,288	$1,315	$8,879	$27,045	$1,427	$25,962	$14,122	$180,883
Charge-offs	(9,504)	(5,448)	(254)	(3,766)	(335)	(28)	(3,381)	(7,885)	(914)	(7,590)	—	(39,105)
Recoveries	370	1,230	6	616	75	4	433	501	168	1,366	—	4,769
Provision	10,134	18,168	318	(6,937)	419	(115)	1,255	6,726	1,441	6,944	1,147	39,500
Balance at September 30	$6,467	$81,436	$2,239	$13,636	$3,447	$1,176	$7,186	$26,387	$2,122	$26,682	$15,269	$186,047
Three months ended September 30, 2013
Balance at July 1	$11,732	$104,842	$1,057	$19,309	$4,992	$360	$9,996	$14,997	$720	$13,777	$—	$181,782
Reclassification (1)	—	—	—	—	—	—	—	—	—	—	—	—
Charge-offs	(3,030)	(794)	(5)	(1,671)	(31)	—	(719)	(1,472)	(59)	(2,445)	—	(10,226)
Recoveries	84	241	39	344	71	—	253	84	101	577	—	1,794
Provision	1,797	(5,256)	(56)	4,656	(439)	(171)	515	2,206	(214)	1,894	—	4,932
Balance at September 30	$10,583	$99,033	$1,035	$22,638	$4,593	$189	$10,045	$15,815	$548	$13,803	$—	$178,282
Three months ended September 30, 2012
Balance at July 1	$5,056	$81,573	$2,413	$14,308	$3,515	$1,183	$7,639	$26,700	$1,815	$24,988	$15,942	$185,132
Charge-offs	(283)	(1,428)	—	(720)	—	—	(1,090)	(1,613)	(239)	(2,307)	—	(7,680)
Recoveries	101	222	6	179	27	—	121	87	16	439	—	1,198
Provision	1,593	1,069	(180)	(131)	(95)	(7)	516	1,213	530	3,562	(673)	7,397
Balance at September 30	$6,467	$81,436	$2,239	$13,636	$3,447	$1,176	$7,186	$26,387	$2,122	$26,682	$15,269	$186,047
(1) Reclassification results from enhancements to the ALLL calculation during the second quarter of 2013 that resulted in the allocation of $15,772 previously designated as 'non-specific' to other loan classes and the absorption of $7,368 of the reserve for unfunded commitments related to unfunded, revocable loan commitments into the ALLL. Further discussion is contained in Note A.

	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Non- specific	Total
	(dollars in thousands)
Allowance for loan and lease losses:
September 30, 2013
ALLL for loans and leases individually evaluated for impairment	$435	$8,506	$133	$2,500	$177	$—	$1,113	$1,167	$52	$133	$—	$14,216
ALLL for loans and leases collectively evaluated for impairment	10,148	90,527	902	20,138	4,416	189	8,932	14,648	496	13,670	—	164,066
Total allowance for loan and lease losses	$10,583	$99,033	$1,035	$22,638	$4,593	$189	$10,045	$15,815	$548	$13,803	$—	$178,282
December 31, 2012
ALLL for loans and leases individually evaluated for impairment	$2,469	$11,697	$298	$2,133	$202	$53	$959	$1	$287	$256	$—	$18,355
ALLL for loans and leases collectively evaluated for impairment	3,562	68,532	1,761	11,917	3,319	1,122	2,877	25,184	1,434	25,133	—	144,841
Nonspecific ALLL	—	—	—	—	—	—	—	—	—	—	15,850	15,850
Total allowance for loan and lease losses	$6,031	$80,229	$2,059	$14,050	$3,521	$1,175	$3,836	$25,185	$1,721	$25,389	$15,850	$179,046

Loans and leases:
September 30, 2013
Loans and leases individually evaluated for impairment	$2,290	$116,222	$2,835	$11,282	$309	$—	$14,333	$6,495	$938	$1,212	$—	$155,916
Loans and leases collectively evaluated for impairment	297,976	6,191,970	174,764	998,359	365,658	180,435	913,093	2,106,745	120,615	379,054	—	11,728,669
Total loan and leases	$300,266	$6,308,192	$177,599	$1,009,641	$365,967	$180,435	$927,426	$2,113,240	$121,553	$380,266	$—	$11,884,585
December 31, 2012
Loans and leases individually evaluated for impairment	$17,075	$133,804	$3,375	$22,619	$804	$707	$15,836	$4,203	$1,321	$2,509	$—	$202,253
Loans and leases collectively evaluated for impairment	292,115	5,895,631	157,605	1,015,911	329,875	124,974	807,053	2,205,930	130,671	414,097	—	11,373,862
Total loan and leases	$309,190	$6,029,435	$160,980	$1,038,530	$330,679	$125,681	$822,889	$2,210,133	$131,992	$416,606	$—	$11,576,115

	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
	(dollars in thousands)
Acquired Loans
Allowance for loan and lease losses:
Nine months ended September 30, 2013
Balance at January 1	$31,186	$50,275	$11,234	$8,897	$—	$19,837	$9,754	$8,287	$502	$139,972
Charge-offs	(3,435)	(10,146)	(6,622)	(5,190)	—	(1,973)	—	—	(2,379)	(29,745)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision	(25,132)	(10,809)	(2,689)	2,067	—	(3,546)	(4,918)	(7,739)	2,056	(50,710)
Balance at September 30	$2,619	$29,320	$1,923	$5,774	$—	$14,318	$4,836	$548	$179	$59,517
Nine months ended September 30, 2012
Balance at January 1	$16,693	$39,557	$16,862	$5,500	$13	$5,433	$77	$4,652	$474	$89,261
Charge-offs	(6,460)	(18,396)	(831)	(7,916)	—	(3,431)	—	(301)	(66)	(37,401)
Recoveries	—	—	—	—	—	142	—	—	—	142
Provision	7,502	19,983	(11,477)	6,125	(13)	7,366	5,417	2,577	1,025	38,505
Balance at September 30	$17,735	$41,144	$4,554	$3,709	$—	$9,510	$5,494	$6,928	$1,433	$90,507
Three months ended September 30, 2013
Balance at July 1	$7,589	$33,588	$4,596	$5,936	$—	$17,272	$6,031	$1,232	$290	$76,534
Charge-offs	(1,263)	(2,324)	—	(89)	—	(509)	—	(217)	—	(4,402)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision	(3,707)	(1,944)	(2,673)	(73)	—	(2,445)	(1,195)	(467)	(111)	(12,615)
Balance at September 30	$2,619	$29,320	$1,923	$5,774	$—	$14,318	$4,836	$548	$179	$59,517
Three months ended September 30, 2012
Balance at July 1	$15,983	$35,991	$9,194	$14,724	$—	$5,575	$2,548	$3,780	$2	$87,797
Charge-offs	(1,434)	(3,006)	(34)	(1,901)	—	(819)	—	(292)	(30)	(7,516)
Recoveries	—	—	—	—	—	—	—	—	—	—
Provision	3,186	8,159	(4,606)	(9,114)	—	4,754	2,946	3,440	1,461	10,226
Balance at September 30	$17,735	$41,144	$4,554	$3,709	$—	$9,510	$5,494	$6,928	$1,433	$90,507
Allowance for loan and lease losses:
September 30, 2013
ALLL for loans and leases acquired with deteriorated credit quality	$2,619	$29,320	$1,923	$5,774	$—	$14,318	$4,836	$548	$179	$59,517
December 31, 2012
ALLL for loans and leases acquired with deteriorated credit quality	31,186	50,275	11,234	8,897	—	19,837	9,754	8,287	502	139,972
Loans and leases:
September 30, 2013
Loans and leases acquired with deteriorated credit quality	93,963	744,349	51,108	24,448	—	232,310	34,834	5,337	1,932	1,188,281
December 31, 2012
Loans and leases acquired with deteriorated credit quality	237,906	1,054,473	107,119	49,463	—	297,926	38,710	20,793	2,845	1,809,235

The following tables provide information on originated impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, including interest income recognized in the period during which the loans and leases were considered impaired.

	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
	(dollars in thousands)
September 30, 2013
Impaired originated loans and leases
Construction and land development - commercial	$1,941	$349	$2,290	$7,364	$435
Commercial mortgage	71,829	44,393	116,222	120,254	8,506
Other commercial real estate	1,210	1,625	2,835	3,131	133
Commercial and industrial	10,911	371	11,282	11,512	2,500
Lease financing	309	—	309	309	177
Other	—	—	—	—	—
Residential mortgage	11,652	2,681	14,333	14,534	1,113
Revolving mortgage	4,888	1,607	6,495	6,495	1,167
Construction and land development - noncommercial	475	463	938	938	52
Consumer	1,212	—	1,212	1,212	133
Nonspecific	—	—	—	—	—
Total impaired originated loans and leases	$104,427	$51,489	$155,916	$165,749	$14,216
December 31, 2012
Impaired originated loans and leases
Construction and land development - commercial	$6,960	$10,115	$17,075	$31,879	$2,469
Commercial mortgage	61,644	72,160	133,804	123,964	11,697
Other commercial real estate	1,552	1,823	3,375	3,348	298
Commercial and industrial	11,248	11,371	22,619	9,583	2,133
Lease financing	723	81	804	746	202
Other	53	654	707	707	53
Residential mortgage	11,596	4,240	15,836	13,978	959
Revolving mortgage	1,238	2,965	4,203	4,203	1
Construction and land development - noncommercial	1,162	159	1,321	1,321	287
Consumer	1,609	900	2,509	2,509	256
Nonspecific	—	—	—	—	—
Total impaired originated loans and leases	$97,785	$104,468	$202,253	$192,238	$18,355

At September 30, 2013, acquired loans that have had an adverse change in expected cash flows since the date of acquisition equaled $514,166, for which $59,517 in related allowance for loan losses has been recorded.

	YTD Average Balance	YTD Interest Income Recognized
	(dollars in thousands)
Nine months ended September 30, 2013
Originated impaired loans and leases:
Construction and land development - commercial	$7,793	$242
Commercial mortgage	107,929	4,413
Other commercial real estate	2,893	121
Commercial and industrial	13,811	533
Lease financing	399	19
Other	—	—
Residential mortgage	15,441	253
Revolving mortgage	6,337	459
Construction and land development - noncommercial	907	39
Consumer	1,508	33
Total originated impaired loans and leases	$157,018	$6,112
Three months ended September 30, 2013
Originated impaired loans and leases:
Construction and land development - commercial	$5,553	$29
Commercial mortgage	117,584	1,575
Other commercial real estate	2,852	39
Commercial and industrial	12,136	127
Lease financing	312	5
Other	—	—
Residential mortgage	15,137	181
Revolving mortgage	6,564	47
Construction and land development - noncommercial	943	14
Consumer	1,253	4
Total originated impaired loans and leases	$162,334	$2,021
Nine months ended September 30, 2012
Originated impaired loans and leases:
Construction and land development - commercial	$24,595	$756
Commercial mortgage	90,544	3,621
Other commercial real estate	2,502	83
Commercial and industrial	11,847	682
Lease financing	412	22
Other	327	—
Residential mortgage	15,278	536
Revolving mortgage	2,507	40
Construction and land development - noncommercial	3,017	122
Consumer	1,631	23
Total originated impaired loans and leases	$152,660	$5,885
Three months ended September 30, 2012
Originated impaired loans and leases:
Construction and land development - commercial	$24,046	$239
Commercial mortgage	100,751	1,332
Other commercial real estate	2,191	33
Commercial and industrial	13,414	186
Lease financing	689	11
Other	734	—
Residential mortgage	16,111	206
Revolving mortgage	3,592	20
Construction and land development - noncommercial	3,012	33
Consumer	1,978	7
Total originated impaired loans and leases	$166,518	$2,067

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

	September 30, 2013			December 31, 2012
	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
	(dollars in thousands)
Commercial loans
Construction and land development - commercial	$24,394	$2,505	$26,899	$47,368	$26,920	$74,288
Commercial mortgage	105,775	26,669	132,444	151,728	37,603	189,331
Other commercial real estate	3,548	1,330	4,878	10,137	2,194	12,331
Commercial and industrial	10,364	894	11,258	10,940	7,237	18,177
Lease	148	—	148	224	—	224
Total commercial loans	144,229	31,398	175,627	220,397	73,954	294,351
Noncommercial
Residential	24,913	3,996	28,909	28,777	5,828	34,605
Revolving mortgage	3,058	—	3,058	48	—	48
Construction and land development - noncommercial	476	463	939	1,657	—	1,657
Consumer and other	1,212	—	1,212	2,509	—	2,509
Total noncommercial loans	29,659	4,459	34,118	32,991	5,828	38,819
Total loans	$173,888	$35,857	$209,745	$253,388	$79,782	$333,170

Total troubled debt restructurings at September 30, 2013, equaled $209,745, of which $114,231 were acquired and $95,514 were originated. TDRs at December 31, 2012, totaled $333,170, which consisted of $193,207 acquired and $139,963 that were originated.

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

The following tables provide the types of TDRs made during the three months ended September 30, 2013, and 2012, as well as a summary of loans that were modified as a TDR during the 12 months ended September 30, 2013, and 2012 that subsequently defaulted during the three months ended September 30, 2013, and 2012. BancShares defines payment default as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

.

	Three months ended September 30, 2013				Three months ended September 30, 2012
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
	(dollars in thousands)
Originated loans
Interest only period provided
Commercial mortgage	—	$—	—	$—	3	$1,009	—	$—
Commercial and industrial	1	203	—	—	2	580	—	—
Total interest only	1	203	—	—	5	1,589	—	—

Loan term extension
Commercial mortgage	5	2,372	4	1,303	10	3,505	4	1,220
Commercial and industrial	—	—	—	—	2	513	—	—
Residential mortgage	2	590	—	—	2	133	—	—
Consumer	1	21	—	—	1	22	—	—
Total loan term extension	8	2,983	4	1,303	15	4,173	4	1,220

Below market interest rate
Construction and land development - commercial	1	45	—	—	—	—	—	—
Commercial mortgage	4	859	5	5,125	3	1,385	—	—
Commercial and industrial	—	—	1	173	1	113	—	—
Residential mortgage	1	319	—	—	1	8	—	—
Revolving mortgage	3	43	1	73	—	—	—	—
Construction & land development - noncommercial	2	42	—	—	—	—	—	—
Total below market interest rate	11	1,308	7	5,371	5	1,506	—	—

Discharged from bankruptcy
Residential mortgage	—	—	2	44	—	—	—	—
Revolving mortgage	3	125	2	47	—	—	—	—
Total discharged from bankruptcy	3	125	4	91	—	—	—	—

Total originated restructurings	23	$4,619	15	$6,765	25	$7,268	4	$1,220

	Three months ended September 30, 2013				Three months ended September 30, 2012
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
	(dollars in thousands)
Acquired loans
Interest only period provided
Construction and land development - commercial	—	$—	1	$2,628	1	$336	1	$336
Commercial mortgage	—	—	—	—	3	3,822	1	159
Total interest only	—	—	1	2,628	4	4,158	2	495

Loan term extension
Commercial mortgage	1	157	—	—	—	—	—	—
Commercial and industrial	1	121	—	—	1	118	—	—
Residential mortgage	—	—	1	198	3	5,078	1	4,606
Total loan term extension	2	278	1	198	4	5,196	1	4,606

Below market interest rate
Construction and land development - commercial	—	—	2	1,067	2	52	—	—
Commercial mortgage	1	291	2	1,290	5	3,173	1	1,015
Commercial and industrial	—	—	—	—	1	1,137	—	—
Residential mortgage	—	—	4	842	10	170	4	11
Total below market interest rate	1	291	8	3,199	18	4,532	5	1,026
Total acquired restructurings	3	$569	10	$6,025	26	$13,886	8	$6,127

For the three months ended September 30, 2013, the recorded investment in troubled debt restructurings subsequent to modification was not materially impacted by the modification since forgiveness of principal is not a restructuring option frequently used by BancShares.

The following tables provide the types of TDRs made during the nine months ended September 30, 2013, and 2012, as well as a summary of loans that were modified as a TDR during the 12 months ended September 30, 2013, and 2012 that subsequently defaulted during the nine months ended September 30, 2013, and 2012. BancShares defines payment default as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Nine months ended September 30, 2013				Nine months ended September 30, 2012
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
	(dollars in thousands)
Originated loans
Interest only period provided
Construction and land development - commercial	—	$—	—	$—	2	$316	—	$—
Commercial mortgage	9	3,242	—	—	12	4,562	2	952
Commercial and industrial	2	403	—	—	2	580	—	—
Other commercial real estate	1	98	—	—	—	—	—	—
Residential mortgage	1	630	—	—	1	338	1	338
Total interest only	13	4,373	—	—	17	5,796	3	1,290

Loan term extension
Construction and land development - commercial	—	—	—	—	2	7,606	—	—
Commercial mortgage	12	4,935	5	1,524	45	16,314	10	3,389
Other commercial real estate	—	—	—	—	3	1,334	—	—
Commercial and industrial	2	623	—	—	10	1,371	3	150
Lease financing	—	—	—	—	3	172	—	—
Residential mortgage	9	879	1	570	7	493	1	47
Construction and land development - noncommercial	—	—	—	—	1	1,701	—	—
Consumer	2	64	—	—	6	1,124	—	—
Total loan term extension	25	6,501	6	2,094	77	30,115	14	3,586

Below market interest rate
Construction and land development - commercial	2	265	—	—	1	228	—	—
Commercial mortgage	29	10,248	5	5,125	7	5,462	—	—
Commercial and industrial	4	829	1	173	4	226	—	—
Other commercial real estate	3	738	—	—	—	—	—	—
Residential mortgage	14	826	—	—	10	1,853	3	785
Revolving mortgage	6	215	1	73	1	49	1	49
Construction & land development - noncommercial	4	555	—	—	—	—	—	—
Consumer	3	227	—	—	2	11	—	—
Total below market interest rate	65	13,903	7	5,371	25	7,829	4	834

Discharged from bankruptcy
Residential mortgage	4	130	2	44	—	—	—	—
Revolving mortgage	31	2,520	2	47	—	—	—	—
Total discharged from bankruptcy	35	2,650	4	91	—	—	—	—

Other concession
Commercial mortgage	—	—	—	—	2	924	—	—
Residential mortgage	—	—	—	—	1	385	—	—
Total other concession	—	—	—	—	3	1,309	—	—
Total originated restructurings	138	$27,427	17	$7,556	122	$45,049	21	$5,710

	Nine months ended September 30, 2013				Nine months ended September 30, 2012
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
	(dollars in thousands)
Acquired loans
Interest only period provided
Construction and land development - commercial	1	$2,628	1	$2,628	2	$474	1	$336
Commercial mortgage	2	1,060	2	1,990	4	12,317	1	159
Commercial and industrial	1	23	—	—	1	158	—	—
Residential mortgage	2	181	—	—	1	100	—	—
Total interest only	6	3,892	3	4,618	8	13,049	2	495

Loan term extension
Construction and land development - commercial	5	2,517	—	—	9	5,449	1	2,634
Commercial mortgage	1	157	—	—	2	1,413	—	—
Commercial and industrial	2	1,042	—	—	2	147	—	—
Residential mortgage	1	198	1	198	4	5,125	1	4,606
Total loan term extension	9	3,914	1	198	17	12,134	2	7,240

Below market interest rate
Construction and land development - commercial	5	3,489	2	1,067	10	1,464	2	929
Commercial mortgage	9	11,428	2	1,290	14	13,493	5	2,747
Other commercial real estate	—	—	—	—	2	1,766	—	—
Commercial and industrial	3	510	—	—	4	1,137	2	—
Residential mortgage	10	2,871	6	1,545	18	1,522	7	72
Construction and land development - noncommercial	—	—	—	—	1	—	1	—
Total below market interest rate	27	18,298	10	3,902	49	19,382	17	3,748

Total acquired restructurings	42	$26,104	14	$8,718	74	$44,565	21	$11,483

Note E
Other Real Estate Owned

The following table explains changes in other real estate owned during the nine months ended September 30, 2013, and 2012.

	Covered	Noncovered	Total
	(dollars in thousands)
Balance at December 31, 2011	$148,599	$50,399	$198,998
Additions	89,811	27,552	117,363
Sales	(100,620)	(24,960)	(125,580)
Writedowns	(21,385)	(7,928)	(29,313)
Balance at September 30, 2012	$116,405	$45,063	$161,468
Balance at December 31, 2012	$102,577	$43,513	$146,090
Additions	50,365	28,756	79,121
Sales	(78,597)	(29,266)	(107,863)
Writedowns	(15,576)	(2,665)	(18,241)
Balance at September 30, 2013	$58,769	$40,338	$99,107

Note F
Receivable from the FDIC for Loss Share Agreements

The following table provides changes in the receivable from the FDIC for the three-month and nine-month periods ended September 30, 2013, and 2012.

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	(dollars in thousands)
Balance at beginning of period	$158,013	$405,626	$270,192	$617,377
Accretion of discounts and premiums, net	(20,553)	(32,398)	(65,734)	(79,135)
Cash payments to/(from) FDIC	1,431	(31,765)	(45,103)	(223,863)
Post-acquisition and other adjustments, net	(38,338)	(11,844)	(58,802)	15,240
Balance at end of period	$100,553	$329,619	$100,553	$329,619

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

The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below:

Investment securities. U.S.Treasury, government agency, mortgage-backed securities and state, county, and municipal securities are measured at fair value using significant observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities and bids/offers. The inputs used for these securities are considered level 2 inputs. Equity securities are measured at fair value using observable closing prices. Management also considers the level of market activity by examining the trade volume of each security. Due to the relatively inactive nature of the markets, the inputs used for these securities are considered level 2 inputs.

Loans held for sale. Fair value for loans held for sale is generally based on market prices for loans with similar characteristics or external valuations. The inputs used in the fair value measurements for loans held for sale are considered level 2 inputs.

Loans and leases (acquired and originated). For variable rate loans, carrying value is a reasonable estimate of fair value. For fixed rate loans, fair values are estimated based on discounted future cash flows using the current interest rates at which loans with similar terms would be made to borrowers of similar credit quality. Additional valuation adjustments are made for liquidity and credit risk. The inputs used in the fair value measurements for loans and leases are considered level 3 inputs.

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

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of September 30, 2013, and December 31, 2012. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk relating to them that would cause the fair value to differ from the carrying value.

	September 30, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
	(dollars in thousands)
Cash and due from banks	$569,118	$569,118	$639,730	$639,730
Overnight investments	1,354,131	1,354,131	443,180	443,180
Investment securities available for sale	5,161,585	5,161,585	5,226,228	5,226,228
Investment securities held to maturity	1,013	1,080	1,342	1,448
Loans held for sale	43,054	44,819	86,333	87,654
Acquired loans, net of allowance for loan and lease losses	1,128,764	1,106,189	1,669,263	1,635,878
Originated loans, net of allowance for loan and lease losses	11,706,303	11,480,252	11,397,069	11,238,597
Receivable from the FDIC for loss share agreements (1)	100,553	28,450	270,192	100,161
Income earned not collected	46,110	46,110	47,666	47,666
Stock issued by:
Federal Home Loan Bank of Atlanta	31,938	31,938	36,139	36,139
Federal Home Loan Bank of San Francisco	7,024	7,024	10,107	10,107
Federal Home Loan Bank of Seattle	4,290	4,290	4,410	4,410
Preferred stock	31,749	32,996	40,768	40,793
Deposits	18,063,319	18,089,336	18,086,025	18,126,893
Short-term borrowings	604,435	604,435	568,505	568,505
Long-term obligations	510,963	530,080	444,921	472,642
Payable to the FDIC for loss share agreements	107,419	123,321	101,641	125,065
Accrued interest payable	6,051	6,051	9,353	9,353
Interest rate swap	7,909	7,909	10,398	10,398
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

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of September 30, 2013, and December 31, 2012.

		Fair value measurements using:
Description	Fair value	Level 1	Level 2	Level 3
	(dollars in thousands)
September 30, 2013
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$448,532	$—	$448,532	$—
Government agency	2,584,780	—	2,584,780	—
Mortgage-backed securities	2,106,032	—	2,106,032	—
Equity securities	21,224	—	21,224	—
State, county, municipal	187	—	187	—
Other	830	—	830	—
Total	$5,161,585	$—	$5,161,585	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$7,909	$—	$7,909	$—
December 31, 2012
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$823,632	$—	$823,632	$—
Government agency	3,055,204	—	3,055,204	—
Mortgage-backed securities	1,329,657	—	1,329,657	—
Equity securities	16,365	—	16,365	—
State, county, municipal	550	—	550	—
Other	820	—	820	—
Total	$5,226,228	$—	$5,226,228	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$10,398	$—	$10,398	$—

During the third quarter, management reevaluated its fair value leveling methodology and the inputs utilized by the 3rd party pricing services for the current and prior periods. Management concluded that due to the reliance on significant observable inputs, the fair values of its US Treasury, Government agency and other securities should be classified as level 2 rather than the level 1 previously disclosed. Management also concluded that its equity securities should be classified as level 2 rather than the level 1 previously disclosed due to the inactive nature of the markets in which these securities trade.

There were no transfers between levels during the nine months ended September 30, 2013, and 2012 other than the reclassification referenced above, which was made for all periods presented.

Certain financial assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are, therefore, carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. Noncovered OREO that has been recently remeasured is deemed to be at fair value. For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of September 30, 2013, and December 31, 2012.

		Fair value measurements using:
Description	Fair value	Level 1	Level 2	Level 3
	(dollars in thousands)
September 30, 2013
Loans held for sale	$23,728	$—	$23,728	$—
Originated impaired loans	90,211	—	—	90,211
Other real estate not covered under loss share agreements remeasured during current year	4,596	—	—	4,596
December 31, 2012
Loans held for sale	65,244	—	65,244	—
Originated impaired loans	51,644	—	—	51,644
Other real estate not covered under loss share agreements remeasured during current year	21,113	—	—	21,113

The value of loans held for sale are generally based on market prices for loans with similar characteristics or external valuations.

The value of impaired loans is determined by either collateral valuations or discounted present value of the expected cash flow calculations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 10 and 14 percent applied for estimated holding and selling costs and other external factors that may impact the marketability of the property. Impaired loans are assigned to an asset manager and monitored monthly for significant changes since the last valuation. If significant changes are noted, the asset manager orders a new valuation or adjusts the valuation accordingly. Expected cash flows are determined using expected loss rates developed from historic experience for loans with similar risk characteristics.

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

No financial liabilities were carried at fair value on a nonrecurring basis as of September 30, 2013, and December 31, 2012.

Note H
Employee Benefit Plans
Pension expense is a component of employee benefits expense. For the three-month and nine-month periods ended September 30, 2013, and 2012 the components of pension expense are as follows:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	(dollars in thousands)
Service cost	$3,765	$4,012	$12,248	$10,387
Interest cost	5,460	7,151	17,764	17,293
Expected return on assets	(6,393)	(8,576)	(20,798)	(20,710)
Amortization of prior service cost	53	53	158	158
Amortization of net actuarial loss	4,245	2,735	12,738	8,210
Total pension expense	$7,130	$5,375	$22,110	$15,338

The assumed discount rate for 2013 is 4.00 percent, the expected long-term rate of return on plan assets is 7.25 percent and the assumed rate of salary increases is 4.00 percent. For 2012 the assumed discount rate was 4.75 percent, expected long-term rate of return was 7.50 percent and the assumed rate of salary increases was 4.00 percent.

Note I
Income Taxes

Income tax expense totaled $25,659 and $19,974 for the third quarters of 2013 and 2012, representing effective tax rates of 38.5 percent and 33.6 percent during the respective periods. For the first nine months of 2013, income tax expense totaled $82,012 compared to $49,009 during 2012. The effective tax rates for the nine-month periods equals 36.9 percent and 30.3 percent, respectively.

During the third quarter of 2013, BancShares adjusted its net deferred tax asset as a result of reductions in the North Carolina corporate income tax rate that were enacted July 23, 2013, and will become effective January 1, 2014, and January 1, 2015. The lower corporate income tax rate resulted in a reduction in the deferred tax asset and an increase in current period income tax expense. The lower effective tax rate for the first nine months of 2012 also reflects the impact of a $6,449 credit to income tax expense resulting from the favorable outcome of state tax audits for the period 2008-2010, net of additional federal taxes.

Note J
Commitments and Contingencies

To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment, including cash deposits, securities and other assets. At September 30, 2013, BancShares had unused commitments totaling $5,788,492, compared to $5,467,998 at December 31, 2012.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. To minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At September 30, 2013, and December 31, 2012, BancShares had standby letters of credit amounting to $56,941 and $63,085, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.

Residential mortgage loans are sold with standard representations and warranties relating to documentation and underwriting requirements for the loans. If deficiencies are discovered at any point in the life of the loan, the investor may require BancShares to repurchase the loan. As of September 30, 2013, and December 31, 2012, other liabilities included a reserve of $3,641 and $4,065, respectively, for estimated losses arising from the repurchase of loans under these provisions.

In addition to standard representations and warranties, residential mortgage loans sold with limited recourse liability represent guarantees to repurchase the loans or repay a portion of the sale proceeds in the event of nonperformance by the borrower. The recourse period is generally 120 days or fewer after sale. At September 30, 2013, and December 31, 2012, BancShares has sold loans of approximately $200,379 and $205,888, respectively, for which the recourse period had not yet elapsed.

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

The loss share agreements for four FDIC-assisted transactions include provisions related to contingent payments that may be owed to the FDIC at the termination of the agreements (clawback liability).The clawback liability represents an estimated payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to the FDIC for loss share agreements. As of September 30, 2013, and December 31, 2012, the clawback liability was $107,419 and $101,641, respectively.

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
During March 2012, FCB received communications from the US Small Business Administration (SBA) asserting that the SBA is entitled to receive a share of amounts paid or to be paid by the FDIC to FCB relating to certain specific SBA-guaranteed loans pursuant to the loss share agreement between FCB and the FDIC applicable to Temecula Valley Bank. FCB disputes the validity of the SBA claims and is pursuing administrative relief through the SBA. During the second quarter of 2013, SBA advised that it will no longer pursue this claim.

Note K
Derivatives

At September 30, 2013, BancShares had an interest rate swap entered into during 2011 that qualifies as a cash flow hedge under GAAP. For all periods presented, the fair value of the outstanding derivative is included in other liabilities in the consolidated balance sheets, and the net change in fair value is included in the consolidated statements of cash flows under the caption net change in other liabilities.

The interest rate swap is used for interest rate risk management purposes and converts variable-rate exposure on outstanding debt to a fixed rate. The 2011 interest rate swap has a notional amount of $93,500, representing the amount of variable rate trust preferred capital securities issued during 2006 and still outstanding at the swap inception date. The 2011 interest rate swap hedges interest payments through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above the three-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. Settlement of the swap occurs quarterly. As of September 30, 2013, collateral with a fair value of $9,651 was pledged to secure the existing obligation under the interest rate swap.

	September 30, 2013		December 31, 2012
	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
	(dollars in thousands)
2011 interest rate swap hedging variable rate exposure on trust preferred securities 2011-2016	$93,500	$7,909	$93,500	$10,398

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income (loss), while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swap has been fully effective since inception. Therefore, changes in the fair value of the interest rate swap has had no impact on net income. For the three-month periods ended September 30, 2013, and 2012, BancShares recognized interest expense of $831 and $769, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness. For the nine-month periods ended September 30, 2013, and 2012, BancShares recognized interest expense of $2,463 and $2,294, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness.

The estimated net amount in accumulated other comprehensive loss at September 30, 2013, that is expected to be reclassified into earnings within the next 12 months is a net after-tax loss of $1,927.

The following table discloses activity in accumulated other comprehensive income (loss) related to the interest rate swap during the nine-month periods ended September 30, 2013, and 2012.

	2013	2012
	(dollars in thousands)
Accumulated other comprehensive loss resulting from interest rate swaps as of January 1	$(10,398)	$(10,714)
Other comprehensive income (loss) recognized during the nine-month period ended September 30	2,489	(456)
Accumulated other comprehensive loss resulting from interest rate swaps as of September 30	$(7,909)	$(11,170)
BancShares monitors the credit risk of the interest rate swap counterparty.

Note L
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss included the following as of September 30, 2013, and December 31, 2012:

	September 30, 2013			December 31, 2012
	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
	(dollars in thousands)
Unrealized (losses) gains on investment securities available for sale	$(3,189)	$(1,365)	$(1,824)	$33,809	$13,292	$20,517
Funded status of defined benefit plan	(145,438)	(56,575)	(88,863)	(158,334)	(62,003)	(96,331)
Unrealized loss on cash flow hedge	(7,909)	(3,051)	(4,858)	(10,398)	(4,106)	(6,292)
Total	$(156,536)	$(60,991)	$(95,545)	$(134,923)	$(52,817)	$(82,106)

The following table highlights changes in accumulated other comprehensive income by component for three and nine months ended September 30, 2013, and 2012:

	Gains and losses on cash flow hedges[1]	Unrealized gains and losses on available-for-sale securities[1]	Defined benefit pension items[1]	Total
	(dollars in thousands)
Three months ended September 30, 2013
Beginning balance	$(4,959)	$(4,117)	$(91,100)	$(100,176)
Other comprehensive income (loss) before reclassifications	(330)	2,293	—	1,963
Amounts reclassified from accumulated other comprehensive income	431	—	2,237	2,668
Net current period other comprehensive income (loss)	101	2,293	2,237	4,631
Ending balance	$(4,858)	$(1,824)	$(88,863)	$(95,545)
Three months ended September 30, 2012
Beginning balance	$(6,670)	$17,073	$(72,810)	$(62,407)
Other comprehensive income before reclassifications	(555)	8,834	—	8,279
Amounts reclassified from accumulated other comprehensive (loss) income	465	(19)	1,696	2,142
Net current period other comprehensive (loss) income	(90)	8,815	1,696	10,421
Ending balance	$(6,760)	$25,888	$(71,114)	$(51,986)
Nine months ended September 30, 2013
Beginning balance	$(6,292)	$20,517	$(96,331)	$(82,106)
Other comprehensive income (loss)before reclassifications	15	(22,341)	—	(22,326)
Amounts reclassified from accumulated other comprehensive income	1,419	—	7,468	8,887
Net current period other comprehensive income (loss)	1,434	(22,341)	7,468	(13,439)
Ending balance	$(4,858)	$(1,824)	$(88,863)	$(95,545)
Nine months ended September 30, 2012
Beginning balance	$(6,484)	$16,115	$(76,205)	$(66,574)
Other comprehensive (loss) income before reclassifications	(1,664)	9,794	—	8,130
Amounts reclassified from accumulated other comprehensive income (loss)	1,388	(21)	5,091	6,458
Net current period other comprehensive (loss) income	(276)	9,773	5,091	14,588
Ending balance	$(6,760)	$25,888	$(71,114)	$(51,986)
1 All amounts are net of tax. Amounts in parentheses indicate debits.

Details about accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive income[1]	Affected line item in the statement where net income is presented
(dollars in thousands)
Three months ended September 30, 2013
Gains and losses on cash flow hedges
Interest rate swap contracts	$(831)	Long-term obligations
	400	Income taxes
	$(431)	Net income
Unrealized gains and losses on available for sale securities
	$—	Securities gains (losses)
	—	Income taxes
	$—	Net income
Amortization of defined benefit pension items
Prior service costs	$(53)	Employee benefits
Actuarial gains	(4,245)	Employee benefits
	(4,298)	Income before income taxes
	2,061	Income taxes
	$(2,237)	Net income
Total reclassifications for the period	$(2,668)

Three months ended September 30, 2012
Gains and losses on cash flow hedges
Interest rate swap contracts	$(769)	Long-term obligations
	304	Income taxes
	$(465)	Net income

Unrealized gains and losses on available for sale securities
	$31	Securities gains (losses)
	(12)	Income taxes
	$19	Net income

Amortization of defined benefit pension items
Prior service costs	$(53)	Employee benefits
Actuarial gains	(2,735)	Employee benefits
	(2,788)	Income before income taxes
	1,092	Income taxes
	$(1,696)	Net income
Total reclassifications for the period	$(2,142)
1 Amounts in parentheses indicate debits to profit/loss.

Details about accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss1	Affected line item in the statement where net income is presented
(dollars in thousands)
Nine months ended September 30, 2013
Gains and losses on cash flow hedges
Interest rate swap contracts	$(2,463)	Long-term obligations
	1,044	Income taxes
	$(1,419)	Net income
Unrealized gains and losses on available for sale securities
	$—	Securities gains (losses)
	—	Income taxes
	$—	Net income
Amortization of defined benefit pension items
Prior service costs	$(158)	Employee benefits
Actuarial gains	(12,738)	Employee benefits
	(12,896)	Income before income taxes
	5,428	Income taxes
	$(7,468)	Net income
Total reclassifications for the period	$(8,887)

Nine months ended September 30, 2012
Gains and losses on cash flow hedges
Interest rate swap contracts	$(2,294)	Long-term obligations
	906	Income taxes
	$(1,388)	Net income

Unrealized gains and losses on available for sale securities
	$34	Securities gains (losses)
	(13)	Income taxes
	$21	Net income

Amortization of defined benefit pension items
Prior service costs	$(158)	Employee benefits
Actuarial gains	(8,210)	Employee benefits
	(8,368)	Income before income taxes
	3,277	Income taxes
	$(5,091)	Net income
Total reclassifications for the period	$(6,458)
1 Amounts in parentheses indicate debits to profit/loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

BancShares is a financial holding company headquartered in Raleigh, North Carolina, that offers full-service banking through its wholly-owned banking subsidiary, First-Citizens Bank & Trust Company (FCB). FCB is a state-chartered bank organized under the laws of the state of North Carolina. As of November 7, 2013, FCB operated 397 branches in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Washington, California, Florida, Georgia, Texas, Arizona, New Mexico, Oregon, Colorado, Oklahoma, Kansas, Missouri, and Washington, DC.

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY

BancShares’ earnings and cash flows are primarily derived from our commercial banking activities. We gather deposits from retail and commercial customers and also secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets, including loans and leases, investment securities and overnight investments. We also invest in bank premises, hardware, software, furniture and equipment used to conduct our commercial banking business. We provide treasury services products, cardholder and merchant services, wealth management services, and various other products and services typically offered by commercial banks.

Prior to 2009, we focused on organic growth, delivering our products and services to customers through de novo branch expansion. Beginning in 2009, leveraging on our strong capital and liquidity positions, we participated in six FDIC-assisted transactions involving distressed financial institutions. While the assets and liabilities resulting from the FDIC-assisted transactions were traditional bank products, under accounting principles generally accepted in the United States of America (GAAP), acquired assets and assumed liabilities are recorded at their fair values as of the acquisition date. Subsequent to the acquisition date, the amortization and accretion of premiums and discounts, the recognition of post-acquisition improvement and deterioration and the related accounting for the indemnification asset related to loss share agreements with the FDIC have contributed to significant income statement volatility. In some periods, the net impact of these acquisition-related adjustments has been favorable, while, in other periods, the net impact has been unfavorable. During 2013, in the aggregate, the net impact of assets acquired in the FDIC-assisted transactions has been favorable to current earnings, as recoveries of amounts previously charged off, the reversal of previously-identified impairment and accretion income has exceeded the unfavorable amortization of the receivable from the FDIC for loss share agreements.

Various external factors influence the focus of our business efforts, and the results of our operations can change significantly based on those external factors. During 2013, we have observed indications of improving economic conditions. Certain sectors of the economy are showing strength, including sales of new and existing homes and automobiles. However, unemployment remains high. Taken as a whole, it appears that conditions are improving, contributing to modest loan growth during the second quarter of 2013 and a notable increase in loan demand during the third quarter of 2013. Low interest rates and competitive loan and deposit pricing have led to very narrow interest margins for our originated loan portfolio. Additionally, despite the renewed loan demand noted during 2013, certain financially-distressed customers continue to experience difficulty meeting their debt service obligations.

Investment securities available for sale totaled $5.2 billion at September 30, 2013, and have remained stable during 2013.
The balance of acquired loans and leases continues to decline as loans repay and are charged off. Originated loans and leases have increased since December 31, 2012, with the strongest growth so far this year occurring during the third quarter. Originated loans totaled totaled $11.9 billion at September 30, 2013, an increase of $308.5 million or 2.7 percent since December 31, 2012.

Deposit balances have remained stable in total during 2013, although we continue to observe a significant change in the mix of our deposit portfolio. Time deposits continue to decline while demand deposit growth remains strong.

BancShares remains well-capitalized, with a tier 1 leverage ratio of 9.84 percent at September 30, 2013, compared to 9.23 percent at December 31, 2012, both comfortably above the well-capitalized minimum of 5.00 percent. The total risk-based capital ratio was 16.54 percent at September 30, 2013, compared to 15.95 percent at December 31, 2012, both of which compare favorably to the well-capitalized minimum of 10.00 percent.

BancShares’ consolidated net income during the third quarter of 2013 equaled $41.0 million, an increase of $1.5 million from the $39.5 million earned during the corresponding period of 2012. The annualized returns on average assets and equity amounted to 0.76 percent and 8.32 percent, respectively, during the third quarter of 2013, compared to 0.74 percent and 8.08 percent during the same period of 2012. Net income per share during the third quarter of 2013 totaled $4.26, compared to $3.85 during the third quarter of 2012. The increase in net income in 2013 was due to a reduction in the provision for loan and lease losses and higher noninterest income, partially offset by lower net interest income.

For the nine months ended September 30, 2013, net income amounted to $140.5 million, compared to $112.6 million earned during the same period of 2012. The annualized returns on average assets and equity during 2013 equaled 0.89 percent and 9.79 percent respectively, up from 0.72 percent and 7.89 percent during the nine-month period ended September 30, 2012. Net income per share equaled $14.60 during the first nine months of 2013, compared to $10.96 in the first nine months of 2012. Significant items favorably affecting 2013 earnings include a significant reduction in provision for loan and lease losses, higher recoveries of acquired loans previously charged off and a reduction in foreclosure-related expenses. Partially offsetting the benefit of these items were lower net interest income and higher income tax expense.

As discussed more fully under the caption FDIC Assisted Transactions-Income statement impact, net income during the third quarter and first nine months of 2013 has been significantly influenced by various post-acquisition events affecting acquired loans. These events, which are not predictable, include unexpected repayments of loans outstanding, improvements in future cash flow projections and recoveries of amounts previously charged off. These events have contributed to favorable reductions in provision for loan and lease losses and favorable increases in noninterest income resulting from higher recoveries of acquired loan balances previously charged off for both the three- and nine-month periods ended September 30, 2013, when compared to the corresponding periods of 2012. Reductions in acquired loan balances have led to an unfavorable reduction in accretion income, and post-acquisition improvements have caused an increase in amortization of the FDIC receivable for the third quarter and nine-month period ended September 30, 2013, when compared to the corresponding periods of 2012.

Net income generated by our non-acquired bank operations has been mixed during 2013. Originated loan provision for loan and lease losses declined for both the third quarter and first nine months of 2013, due to credit quality improvements in the originated commercial loan portfolio. However, lower non-acquired asset yields contributed to a reduction in net interest income during 2013 and noninterest expense continues to reflect the impact of our expansive branch network and increased employee benefits expense.

Net interest income decreased $36.2 million from $215.4 million in the third quarter of 2012 to $179.2 million in 2013, primarily due to the impact of acquired loan shrinkage resulting in lower accretion income. The taxable-equivalent net yield on interest-earning assets decreased 84 basis points from the third quarter of 2012 to 3.67 percent. Year-to-date net interest income decreased $88.1 million, or 13.5 percent, during 2013. The net yield on interest-earning assets was 3.90 percent during the nine months ended September 30, 2013, compared to 4.63 percent for the same period of 2012. For both the third quarter and year-to-date periods, accreted loan discounts resulting from unscheduled payments on acquired loans significantly impacted the taxable-equivalent net yield on interest-earning assets. The yield on interest-earning assets remains volatile due to the unpredictable nature of unscheduled repayments of acquired loans. However, accretion income will generally decrease in future periods as acquired loan balances continue to decline.

BancShares recorded a $7.7 million credit to provision for loan and lease losses during the third quarter of 2013, compared to provision expense of $17.6 million during the third quarter of 2012. The credit to provision expense related to acquired loans totaled $12.6 million during the third quarter of 2013, compared to provision expense of $10.2 million during the third quarter of 2012, a $22.8 million favorable change. The significant reduction in provision expense for acquired loans resulted from lower current impairment and unexpected payoffs of acquired loans for which an allowance had previously been established. During the first nine months of 2013, we recorded a credit to the provision for loan and lease losses of $39.5 million, a decrease of $117.5 million from the same period of 2012. The decrease was caused by a reversal of previously-recognized impairment and lower post-acquisition deterioration of acquired loans. We recorded a $50.7 million credit to acquired loan provision expense for the nine months ended September 30, 2013, compared to provision expense of $38.5 million during the same period of 2012.

Provision expense for originated loans totaled $4.9 million during the third quarter of 2013 compared to $7.4 million during the third quarter of 2012, a reduction of $2.5 million, resulting from credit quality improvements in the originated commercial loan portfolio. Provision expense for originated loans totaled $11.2 million for the nine months ended September 30, 2013, compared to $39.5 million during the same time period in 2012.

Noninterest income increased $20.1 million in the third quarter of 2013 when compared to the third quarter of 2012, due to higher recoveries of acquired loan balances previously charged off, net of amounts shared with the FDIC under loss share agreements, and improved merchant services and cardholder services income, net of lower fees from processing services. For the nine-month period ended September 30, 2013, noninterest income increased $38.3 million from the comparable period of 2012 primarily resulting from higher acquired loan recoveries, the sale of a large portion of our client bank processing service relationships and improved mortgage, merchant, cardholder services and wealth management income. These favorable changes were partially offset by lower fees from processing services.

Noninterest expense increased $2.1 million, or 1.1 percent, in the third quarter of 2013 and increased $6.9 million, or 1.2 percent for the nine months ended September 30, 2013, when compared to the same period in 2012. The increase resulted from increases in employee benefits, consulting and advertising expense, in addition to fixed asset impairments resulting from the sale of our client bank processing service relationships.

Income tax expense in the third quarter of 2013 totaled $25.7 million compared to $20.0 million for the same period of 2012, representing effective tax rates of 38.5 percent and 33.6 percent during the respective periods. The increased effective tax rate for the third quarter of 2013 primarily results from higher tax expense triggered by revaluation of BancShares' deferred tax asset at lower-enacted future corporate state tax rates in North Carolina.

For the first nine months of 2013, income tax expense totaled $82.0 million compared to $49.0 million during the same period of 2012. The effective tax rates for the nine-month periods equals 36.9 percent and 30.3 percent, respectively. The lower effective tax rate for the first nine months of 2012 reflects the impact of a $6.4 million credit to income tax expense resulting from the favorable outcome of state tax audits for the period 2008-2010, net of additional federal taxes.

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
Prior to the second quarter of 2013, management applied a methodology that included allowances assigned to specific impaired commercial loans and leases, general commercial loan allowances based upon estimated loss rates by credit grade with the loss rates derived in part from migration analysis among grades, general noncommercial allowances based upon estimated loss rates derived primarily from historical losses and a nonspecific allowance based upon economic conditions, loan concentrations and other relevant factors.
During the second quarter of 2013, we implemented enhancements to our modeling methodology for estimating the general reserve component of the ALLL. Specifically for the originated commercial loans and leases segment, we refined our modeling methodology by increasing the granularity of the historical net loss data used to develop the applicable loss rates by utilizing information that further considers the class of the commercial loan and associated risk rating. For the originated noncommercial segment, we refined our modeling methodology to incorporate specific loan classes and delinquency status trends into the loss rates. The enhanced ALLL estimates implicitly include the risk of draws on open lines within each loan class. Management has also further enhanced a qualitative framework for considering economic conditions, loan concentrations and other relevant factors at a loan class level. We believe that the methodology enhancements improve the granularity of historical net loss data and precision of our segment analysis. These enhancements resulted in certain reallocations between segments, allocation of the nonspecific allowance to specific loan classes and a reallocation of a portion of the reserve for unfunded commitments into the ALLL. Other than these modifications, the enhancements to the methodology had no material impact on the ALLL.

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
Management considers the established allowance adequate to absorb losses that relate to loans and leases outstanding at September 30, 2013, although future additions may be necessary based on changes in economic conditions, collateral values, erosion of the borrower's access to liquidity and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. These agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated and additions to the allowance may be required.
There were no material updates to other critical accounting policies.

Table 1
SELECTED QUARTERLY DATA

	2013			2012		Nine months ended September 30
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	2013	2012
	(dollars in thousands, except share data)
SUMMARY OF OPERATIONS
Interest income	$192,634	$193,926	$220,604	$280,891	$236,674	$607,164	$723,945
Interest expense	13,451	14,398	15,722	17,943	21,318	43,571	72,205
Net interest income	179,183	179,528	204,882	262,948	215,356	563,593	651,740
Provision for loan and lease losses	(7,683)	(13,242)	(18,606)	64,880	17,623	(39,531)	78,005
Net interest income after provision for loan and lease losses	186,866	192,770	223,488	198,068	197,733	603,124	573,735
Noninterest income	71,918	64,995	57,513	33,219	51,842	194,426	156,081
Noninterest expense	192,143	188,567	194,355	198,728	190,077	575,065	568,205
Income before income taxes	66,641	69,198	86,646	32,559	59,498	222,485	161,611
Income taxes	25,659	25,292	31,061	10,813	19,974	82,012	49,009
Net income	$40,982	$43,906	$55,585	$21,746	$39,524	$140,473	$112,602
Net interest income, taxable equivalent	$179,823	$180,188	$205,553	$263,635	$216,069	$565,566	$654,028
PER SHARE DATA
Net income	$4.26	$4.56	$5.78	$2.15	$3.85	$14.60	$10.96
Cash dividends	0.30	0.30	0.30	0.30	0.30	0.90	0.90
Market price at period end (Class A)	205.60	192.05	182.70	163.50	162.90	205.60	162.90
Book value at period end	206.06	201.62	199.46	193.75	192.49	206.06	192.49
SELECTED PERIOD AVERAGE BALANCES
Total assets	$21,260,384	$21,224,412	$21,150,143	$21,245,425	$21,119,099	$21,211,970	$21,021,185
Investment securities	5,177,729	5,162,893	5,196,930	5,169,159	4,888,047	5,179,112	4,543,710
Loans and leases (acquired and originated)	13,111,710	13,167,580	13,289,828	13,357,928	13,451,164	13,189,054	13,628,759
Interest-earning assets	19,428,949	19,332,679	19,180,308	19,273,850	19,059,474	19,314,888	18,877,582
Deposits	17,856,882	17,908,705	17,922,665	17,983,033	17,755,974	17,895,842	17,641,188
Long-term obligations	449,013	443,804	444,539	447,600	524,313	445,802	617,403
Interest-bearing liabilities	13,757,983	13,958,137	14,140,511	14,109,359	14,188,609	13,950,808	14,361,373
Shareholders' equity	$1,953,128	$1,929,621	$1,877,445	$1,951,874	$1,945,263	$1,918,870	$1,906,513
Shares outstanding	9,618,941	9,618,941	9,618,985	10,159,262	10,264,159	9,618,955	10,273,082
SELECTED PERIOD-END BALANCES
Total assets	$21,511,352	$21,308,822	$21,351,012	$21,283,652	$21,259,346	$21,511,352	$21,259,346
Investment securities	5,162,598	5,186,106	5,280,907	5,227,570	5,013,500	5,162,598	5,013,500
Loans and leases:
Acquired	1,188,281	1,443,336	1,621,327	1,809,235	1,897,097	1,188,281	1,897,097
Originated	11,884,585	11,655,469	11,509,080	11,576,115	11,455,233	11,884,585	11,455,233
Deposits	18,063,319	18,018,015	18,064,921	18,086,025	17,893,215	18,063,319	17,893,215
Long-term obligations	510,963	443,313	444,252	444,921	472,170	510,963	472,170
Shareholders' equity	$1,982,057	$1,939,330	$1,918,581	$1,864,007	$1,974,124	$1,982,057	$1,974,124
Shares outstanding	9,618,941	9,618,941	9,618,941	9,620,914	10,255,747	9,618,941	10,255,747
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.76%	0.83%	1.07%	0.41%	0.74%	0.89%	0.72%
Rate of return on average shareholders' equity (annualized)	8.32	9.13	12.01	4.43	8.08	9.79	7.89
Net yield on interest-earning assets (taxable equivalent)	3.67	3.74	4.35	5.44	4.51	3.90	4.63
Allowance for loan and lease losses to total loans and leases:
Acquired	5.01	5.30	5.95	7.74	4.77	5.01	4.77
Originated	1.50	1.56	1.53	1.55	1.62	1.50	1.62
Nonperforming assets to total loans and leases and other real estate at period end:
Acquired	7.05	8.62	8.46	9.26	12.87	7.05	12.87
Originated	0.90	0.91	1.10	1.15	1.05	0.90	1.05
Tier 1 risk-based capital ratio	15.04	14.91	14.50	14.27	15.09	15.04	15.09
Total risk-based capital ratio	16.54	16.41	16.19	15.95	16.78	16.54	16.78
Leverage capital ratio	9.84	9.68	9.36	9.23	9.67	9.84	9.67
Dividend payout ratio	7.04	6.58	5.19	13.95	7.79	6.16	8.21
Average loans and leases to average deposits	73.43	73.53	74.15	74.28	75.76	73.70	77.26
Average loan and lease balances include nonaccrual loans and leases. See discussion of issues affecting comparability of financial statements under the caption FDIC-Assisted Transactions.

FDIC-ASSISTED TRANSACTIONS

FDIC-assisted transactions provided us significant growth opportunities from 2009 through 2011. These transactions allowed us to increase our presence in existing markets and to expand our banking presence to adjacent markets. Purchase discounts and fair value adjustments on acquired assets and assumed liabilities resulted in significant acquisition gains recorded at the time of each acquisition. All of the FDIC-assisted transactions include loss share agreements that protect us from a substantial portion of the credit and asset quality risk we would otherwise incur.

Balance sheet impact. Table 2 summarizes the balance sheet impact of acquired loans resulting from the six FDIC-assisted transactions consummated during 2011, 2010 and 2009.

Table 2
FDIC-ASSISTED TRANSACTIONS

Entity	Date of transaction	Fair value of loans acquired
		(dollars in thousands)
Colorado Capital Bank (CCB)	July 8, 2011	$320,789
United Western Bank (United Western)	January 21, 2011	759,351
Sun American Bank (SAB)	March 5, 2010	290,891
First Regional Bank (First Regional)	January 29, 2010	1,260,249
Venture Bank (VB)	September 11, 2009	456,995
Temecula Valley Bank (TVB)	July 17, 2009	855,583
Total		$3,943,858
Carrying value of acquired loans as of September 30, 2013		$1,188,281

Income statement impact. During 2013, acquired loans resulting from the FDIC-assisted transactions have had a significant impact on interest income, provision for loan and lease losses and noninterest income. Due to the many factors that can affect the amount of income or expense related to acquired loans recognized in a given period, these components of net income are not easily predictable for future periods. Variations among these items may affect the comparability of various components of net income.

The amount of accretable yield related to acquired loans changes when the estimated cash flows expected to be collected change. The recognition of accretion income, which is included in interest income, may be accelerated in the event of unscheduled repayments for amounts in excess of current estimates and various other post-acquisition events. During the three months ended September 30, 2013, accretion income for loans for which a fair value discount had been recorded equaled $47.9 million, compared to $67.6 million during the third quarter of 2012. Discount accretion on acquired loans equaled $179.8 million for the nine months ended September 30, 2013, compared to $193.4 million during the same period of 2012.

During the three months ended September 30, 2013, we recorded a credit to provision expense for acquired loans totaling $12.6 million compared to provision expense of $10.2 million during the same period of 2012. Total provision for loan losses related to acquired loans for the nine months ended September 30, 2013, decreased by $89.2 million from the same period of 2012. The decrease in the provision for acquired loan losses in 2013 is the result of reversal of previously identified impairment for post-acquisition deterioration and unexpected payoffs of acquired loans for which an allowance had previously been established.

Post-acquisition improvements that affect accretion income, as well as post-acquisition credit-related deterioration of acquired loans, also result in adjustments to the FDIC receivable for changes in the estimated amount that would be covered under the respective loss share agreement. While accretion income is recognized prospectively over the remaining life of the loan, the adjustment to the FDIC receivable is recognized over the shorter of the remaining life of the loan or the remaining term of the applicable loss share agreement. As a result, the recognition of accretion income may occur over a longer period than the related unfavorable income statement impact of the adjustment to the FDIC receivable. During the three- and nine-month periods ended September 30, 2013, the net adjustment to the FDIC receivable for post-acquisition improvements and deterioration in acquired assets resulted in a net reduction to the FDIC receivable and noninterest income of $23.3 million and $61.8 million, respectively, compared to a net reduction in the receivable and a corresponding reduction in noninterest income of $16.9 million and $57.8 million during the same periods of 2012.

For the third quarter of 2013, other noninterest income included $19.8 million of recoveries of acquired loan balances previously charged off, net of amounts shared with the FDIC under loss share agreements, a $16.6 million increase when compared to the third quarter of 2012. For the nine-month period ended September 30, 2013, other noninterest income included $25.6 million of acquired loan recoveries, an increase of $18.2 million over the same period of 2012.

Expenses related to personnel supporting our acquired loan portfolio, facility and equipment costs, and expenses associated with collection and resolution of acquired loans as well as all income and expenses associated with OREO covered under loss share agreements are not segregated from corresponding expenses related to originated assets.

Acquisition accounting and issues affecting comparability of financial statements. As estimated exposures related to the acquired assets covered by the loss share agreements change based on post-acquisition events, our adherence to GAAP and accounting policy elections that we have made, including pooling elections, affect the comparability of our current results of operations to earlier periods. Several of the key issues affecting comparability are as follows:

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

Receivable from FDIC for loss share agreements. The various terms of each loss share agreement and the components of the receivable from the FDIC is provided in Table 3. As of September 30, 2013, the FDIC receivable included $28.5 million we expect to receive through reimbursements from the FDIC and $72.1 million we expect to recover through prospective amortization of the asset arising from post-acquisition improvements in the related loans. The timing of expected losses on acquired assets is monitored by management to ensure the losses will occur during the respective loss share terms. When projected losses are expected to occur after expiration of the relevant loss share agreement, the FDIC receivable is adjusted to reflect the forfeiture of loss share protection.

Table 3
LOSS SHARE PROVISIONS FOR FDIC-ASSISTED TRANSACTIONS

	Fair value at acquisition date	Losses/expenses incurred through 9/30/2013	Cumulative amount reimbursed by FDIC through 9/30/2013	Carrying value at September 30, 2013		Current portion of receivable due from (to) FDIC for 9/30/2013 filings	Receivable related to accretable yield as of 9/30/2013
				Receivable from FDIC	Payable to FDIC
Entity
	(dollars in thousands)
TVB - combined losses	$103,558	$188,574	$—	$25,312	$—	$—	$15,394
VB - combined losses	138,963	154,478	122,739	1,287	—	844	(1,510)
First Regional - combined losses	378,695	264,543	210,645	218	73,914	(32,465)	28,473
SAB - combined losses	89,734	98,576	72,628	21,978	1,238	6,233	8,400
United Western
Non-single family residential losses	112,672	110,983	88,793	17,598	16,818	73	9,323
Single family residential losses	24,781	3,543	2,733	11,420	—	101	1,393
CCB - combined losses	155,070	180,942	145,442	22,740	15,449	(526)	10,630
Total	$1,003,473	$1,001,639	$642,980	$100,553	$107,419	$(25,740)	$72,103

Except where noted, each FDIC-assisted transaction has a separate loss share agreement for Single-Family Residential loans (SFR) and non-Single-Family Residential loans (NSFR).
For TVB, combined losses are covered at 0 percent up to $193.3 million, 80 percent for losses between $193.3 million and $464.0 million and 95 percent for losses above $464.0 million. The loss share agreements expire on July 17, 2014, for all TVB NSFR loans and July 17, 2019, for the SFR loans.

For VB, combined losses are covered at 80 percent up to $235.0 million and 95 percent for losses above $235.0 million. The loss share agreements expire on September 11, 2014, for all VB NSFR loans and September 11, 2019, for the SFR loans.

For FRB, NSFR losses are covered at 0 percent up to $41.8 million, 80 percent for losses between $41.8 million and $1.02 billion and 95 percent for losses above $1.02 billion. The loss share agreement expires on January 29, 2015, for all FRB NSFR loans. FRB has no SFR loans.

For SAB, combined losses are covered at 80 percent up to $99.0 million and 95 percent for losses above $99.0 million. The loss share agreements expire on March 5, 2015, for all SAB NSFR loans and March 4, 2020, for the SFR loans.

For United Western SFR loans, losses are covered at 80 percent up to $32.5 million, 0 percent between $32.5 million and $57.7 million and 80 percent for losses above $57.7 million. The loss share agreement expires on January 20, 2021.

For United Western NSFR loans, losses are covered at 80 percent up to $111.5 million, 30 percent between $111.5 million and $227.0 million and 80 percent for losses above $227.0 million. The loss share agreement expires on January 21, 2016.

For CCB, combined losses are covered at 80 percent up to $231.0 million, 0 percent between $231.0 million and $285.9 million and 80 percent for losses above $285.9 million. The loss share agreements expire on July 7, 2016, for all CCB NSFR loans and July 7, 2021, for the SFR loans.

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

We have historically focused on maintaining high-asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. We avoid high-risk industry concentrations, but maintain a concentration of owner-occupied real estate loans to borrowers in medical and medical-related fields. Our focus on asset quality also influences the composition of our investment securities portfolio. At September 30, 2013, government agency securities represented 50.1 percent of investment securities available for sale, compared to mortgage-backed securities, which represented 40.8 percent and and U.S. Treasury securities, which represented 8.7 percent of the portfolio. The balance of the available-for-sale portfolio includes common stock of other financial institutions and state, county and municipal securities. Overnight investments are selectively made with the Federal Reserve Bank and other financial institutions.

Interest-earning assets averaged $19.43 billion and $19.31 billion, respectively, for the third quarter and year-to-date 2013, compared to $19.06 billion and $18.88 billion for the same periods in 2012. The increases of $369.5 million and $437.3 million, or 1.9 percent and 2.3 percent, were due to higher levels of investment securities and overnight investments offset, in part, by lower acquired loans.

Loans and leases. Originated loans increased $429.4 million from $11.46 billion at September 30, 2012, to $11.88 billion at September 30, 2013, and increased $308.5 million since December 31, 2012. Acquired loans totaled $1.19 billion at September 30, 2013, compared to $1.81 billion at December 31, 2012, and $1.90 billion at September 30, 2012. Originated loan demand improved during the third quarter of 2013, while acquired loan balances continue to decline due to repayments and charge-offs. Table 4 provides the composition of acquired and originated loan and leases.

Originated commercial mortgage loans totaled $6.31 billion at September 30, 2013, 53.1 percent of originated loans and leases. The September 30, 2013, balance increased $278.8 million or 4.6 percent since December 31, 2012, and $423.2 million or 7.2 percent since September 30, 2012. The growth reflects our continued focus on small business customers, particularly among medical-related and other professional customers. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At September 30, 2013, originated revolving mortgage loans totaled $2.11 billion, representing 17.8 percent of total originated loans outstanding, a decrease of $96.9 million or 4.4 percent since December 31, 2012, and $131.2 million or 5.8 percent compared to September 30, 2012. The reduction in revolving mortgage loans from 2012 is a result of a reduced emphasis on this class of lending, partially resulting from eroded collateral values related to junior mortgage loans.

Originated residential mortgage loans totaled $927.4 million at September 30, 2013, up $112.5 million or 13.8 percent since September 30, 2012, and $104.5 million or 12.7 percent from December 31, 2012. While the majority of residential mortgage loans that we originated in 2013 were sold to investors, other loans were retained in the loan portfolio principally due to the nonconforming characteristics of the retained loans.

At September 30, 2013, originated commercial and industrial loans equaled $1.01 billion or 8.5 percent of total originated loans and leases, a reduction of $28.9 million or 2.8 percent since December 31, 2012, and $17.8 million or 1.7 percent since September 30, 2012. In addition to our historical preference for loans secured by real estate, weak economic conditions continue to limit our ability to originate commercial and industrial loans that meet our underwriting standards.

Originated commercial construction and land development loans totaled $300.3 million or 2.5 percent of total originated loans at September 30, 2013, a decrease of $19.5 million or 6.1 percent since September 30, 2012. The continuing decline reflects lower demand and our limited interest in construction lending. Most of the construction portfolio relates to borrowers in North Carolina and Virginia where real estate values have been more stable than in other markets in which we operate.

Originated consumer loans totaled $380.3 million at September 30, 2013, down $38.7 million or 9.2 percent since September 30, 2012, and down $36.3 million or 8.7 percent from December 31, 2012. This decline is the result of the general contraction in consumer borrowing in 2013 due to weak customer demand and continued run-off in our automobile sales finance portfolio.

Table 4
LOANS AND LEASES

	September 30, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands)
Acquired loans	$1,188,281	$1,809,235	$1,897,097
Originated loans and leases:
Commercial:
Construction and land development	300,266	309,190	319,743
Commercial mortgage	6,308,192	6,029,435	5,884,972
Other commercial real estate	177,599	160,980	158,767
Commercial and industrial	1,009,641	1,038,530	1,027,427
Lease financing	365,967	330,679	321,908
Other	180,435	125,681	131,755
Total commercial loans	8,342,100	7,994,495	7,844,572
Noncommercial:
Residential mortgage	927,426	822,889	814,877
Revolving mortgage	2,113,240	2,210,133	2,244,459
Construction and land development	121,553	131,992	132,352
Consumer	380,266	416,606	418,973
Total noncommercial loans	3,542,485	3,581,620	3,610,661
Total originated loans and leases	11,884,585	11,576,115	11,455,233
Total loans and leases	$13,072,866	$13,385,350	$13,352,330

	September 30, 2013			December 31, 2012			September 30, 2012
	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total	Impaired at acquisition date	All other acquired loans	Total
	(dollars in thousands)
Acquired loans:
Commercial:
Construction and land development	$23,136	$70,827	$93,963	$71,225	$166,681	$237,906	$72,873	$185,515	$258,388
Commercial mortgage	81,389	662,960	744,349	107,281	947,192	1,054,473	103,219	1,005,829	1,109,048
Other commercial real estate	8,713	42,395	51,108	35,369	71,750	107,119	29,769	84,185	113,954
Commercial and industrial	144	24,304	24,448	3,932	45,531	49,463	8,767	51,020	59,787
Other	—	1,003	1,003	—	1,074	1,074	—	1,305	1,305
Total commercial loans	113,382	801,489	914,871	217,807	1,232,228	1,450,035	214,628	1,327,854	1,542,482
Noncommercial:
Residential mortgage	32,389	199,921	232,310	48,077	249,849	297,926	48,245	240,915	289,160
Revolving mortgage	8,416	26,418	34,834	9,606	29,104	38,710	8,787	28,493	37,280
Construction and land development	5,145	192	5,337	15,136	5,657	20,793	19,008	7,400	26,408
Consumer	—	929	929	—	1,771	1,771	56	1,711	1,767
Total noncommercial loans	45,950	227,460	273,410	72,819	286,381	359,200	76,096	278,519	354,615
Total acquired loans	$159,332	$1,028,949	$1,188,281	$290,626	$1,518,609	$1,809,235	$290,724	$1,606,373	$1,897,097

Acquired commercial mortgage loans totaled $744.3 million at September 30, 2013, representing 62.6 percent of the total acquired portfolio compared to $1.05 billion at December 31, 2012, and $1.11 billion at September 30, 2012. Acquired residential mortgage loans totaled $232.3 million or 19.6 percent of the acquired portfolio as of September 30, 2013, compared to $297.9 million or 16.5 percent of total acquired loans at December 31, 2012, and $289.2 million or 15.2 percent of total acquired loans at September 30, 2012. Acquired commercial construction and land development loans amounted to $94.0 million, or 7.9 percent of total acquired loans at September 30, 2013, a decrease of $143.9 million from December 31, 2012, and $164.4 million from September 30, 2012. The changes in acquired loan balances since December 31, 2012, and from September 30, 2012, reflect continued reductions of outstanding loans from the FDIC-assisted transactions from payments, charge-offs and foreclosure.

After shrinking 0.6 percent during the first quarter of 2013, originated loans have grown 1.3 percent and 2.0 percent during the second and third quarters of 2013, respectively. While management recognizes that economic conditions remain tenuous, we believe the loan growth during the third quarter of 2013 points to general improvement in loan demand. We expect originated loan growth will continue for the rest of 2013 and are hopeful that more economic stability will result in improved loan growth during 2014. Loan growth projections are subject to change due to further economic deterioration or improvement and other external factors.

Investment securities. Investment securities available for sale equaled $5.16 billion at September 30, 2013, compared to $5.23 billion at December 31, 2012. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of September 30, 2013, investment securities available for sale had a net unrealized loss of $3.2 million, compared to a net unrealized gain of $33.8 million that existed as of December 31, 2012. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of September 30, 2013.

Changes in the amount of our investment securities portfolio result from trends among loans and leases, deposits and short-term borrowings. When inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow overnight investments to decline and use proceeds from maturing securities to fund loan demand. Details of investment securities at September 30, 2013, and December 31, 2012, and September 30, 2012, are provided in Table 5.

Table 5
INVESTMENT SECURITIES

	September 30, 2013		December 31, 2012		September 30, 2012

	Cost	Fair value	Cost	Fair value	Cost	Fair value
Investment securities available for sale:	(dollars in thousands)
U.S. Treasury	$448,201	$448,532	$823,241	$823,632	$872,411	$872,790
Government agency	2,583,888	2,584,780	3,052,040	3,055,204	2,656,974	2,660,747
Mortgage-backed securities	2,131,099	2,106,032	1,315,211	1,329,657	1,387,482	1,407,771
State, county and municipal	186	187	546	550	601	608
Corporate bonds	—	—	—	—	50,826	51,069
Equity securities	543	21,224	543	16,365	841	19,056
Other	857	830	838	820	—	—
Total investment securities available for sale	5,164,774	5,161,585	5,192,419	5,226,228	4,969,135	5,012,041

Investment securities held to maturity:
Mortgage-backed securities	1,013	1,080	1,342	1,448	1,459	1,583

Total investment securities	$5,165,787	$5,162,665	$5,193,761	$5,227,676	$4,970,594	$5,013,624

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Deposits represent our primary funding source, although we have the ability to utilize non-deposit borrowings to stabilize our liquidity base and to fulfill commercial customer demand for treasury services. Interest-bearing liabilities totaled $13.86 billion as of September 30, 2013, down $291.9 million from September 30, 2012, due to continued customer migration of time deposits to demand deposit accounts.

Deposits. At September 30, 2013, total deposits equaled $18.06 billion, a decrease of $22.7 million since December 31, 2012, and an increase of $170.1 million or 1.0 percent since September 30, 2012. The increase resulted from growth in legacy markets.

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

Short-term borrowings. At September 30, 2013, short-term borrowings totaled $604.4 million compared to $568.5 million at December 31, 2012, and $677.8 million at September 30, 2012. The increase in short-term borrowings since December 31, 2012, is due to higher customer balances in our business and treasury services sweep products.

Long-term obligations. Long-term obligations equaled $511.0 million at September 30, 2013, up $38.8 million from September 30, 2012. The increase since September 30, 2012, is a result of additional FHLB borrowings.

At September 30, 2013, December 31, 2012, and September 30, 2012, long-term obligations included $96.4 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, a special purpose entity and the grantor trust for $93.5 million of trust preferred securities. FCB/NC Capital Trust III's trust preferred securities mature in 2036 and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of FCB/NC Capital Trust III. The proceeds from the trust preferred securities were used to purchase the junior subordinated debentures issued by BancShares.

NET INTEREST INCOME

Interest income amounted to $192.6 million during the third quarter of 2013, a $44.0 million or 18.6 percent decrease from the third quarter of 2012. The decrease in interest income resulted from lower asset yields and a significant shift in asset composition resulting from a large reduction in average loans, offset by higher investment securities. Average interest-earning assets increased $369.5 million or 1.9 percent to $19.43 billion. The taxable-equivalent yield on interest-earning assets equaled 3.95 percent for the third quarter of 2013, compared to 4.95 percent for the corresponding period of 2012 as reflected in Table 6.
For the nine months ended September 30, 2013, interest income amounted to $607.2 million, a decrease of $116.8 million or 16.1 percent as compared to the same time period in 2012. Interest-earning assets averaged $19.31 billion, during the first nine months of 2013, an increase of $437.3 million or 2.3 percent over the same period of 2012. Average investment securities increased $635.4 million and average overnight investments increased $241.6 million, while average loans decreased $439.7 million during the first nine months of 2013, when compared to the same period of 2012.
Interest income earned from loans and leases totaled $182.2 million during the third quarter of 2013, a $44.6 million or 19.7 percent reduction when compared to the same period of 2012, the combined result of a 119 basis point decline in the taxable-equivalent loan yield and a $339.5 million reduction in average loans and leases. The taxable-equivalent yield on loans during the third quarter of 2013 was 5.53 percent compared to 6.72 percent during the third quarter of 2012. Loan yields are down for originated loans due to general market pricing conditions. Acquired loan yields remain erratic due to unscheduled payments. Accretion income on acquired loans totaled $99.9 million during the third quarter of 2013 compared to $128.5 million during the third quarter of 2012. The recognition of accretion income on acquired loans is significantly influenced by differences between initial cash flow estimates and changes to those estimates that evolve in subsequent periods. Acquired loan accretion income in future periods will remain volatile but is likely to decrease as the balance of acquired loans continues to decline.
Year-to-date interest income from loans and leases decreased $117.7 million, or 16.9 percent, from $696.8 million at September 30, 2012, to $579.1 million at September 30, 2013. The decline is the combined result of an 99 basis-point decrease in the taxable-equivalent loan yield and a $439.7 million reduction in average loans and leases since September 30, 2012. Accretion income for the nine months ended September 30, 2013, was $179.8 million compared to $193.4 million for the same period in 2012.

Interest income earned on the investment securities portfolio totaled $9.7 million during the third quarter of 2013 compared to $9.4 million during the same period of 2012. This increase in income is the net result of an increase in average balances offset by lower yields. The taxable-equivalent yield decreased 2 basis points from 0.78 percent in the third quarter of 2012 to 0.76 percent in the third quarter of 2013. For the nine-month period ended September 30, 2013, interest income earned on the investment securities portfolio increased by $397,000 due to an increase in the average balance and the taxable-equivalent yield decreased 9 basis points from the comparable period of 2012. These yield reductions were caused by significantly lower reinvestment rates on new securities compared to maturing and called securities. We anticipate the yield on investment securities will generally remain at current low levels until the Federal Reserve begins to raise the benchmark fed funds rates, an action that would likely lead to higher asset yields.
Interest expense amounted to $13.5 million during the third quarter of 2013, a $7.9 million or 36.9 percent decrease from the third quarter of 2012. The reduced level of interest expense resulted from lower rates and average balances. The rate on average interest-bearing liabilities equaled 0.39 percent during the third quarter of 2013, a 21 basis point decrease from the third quarter of 2012. Average interest-bearing liabilities decreased $430.6 million or 3.0 percent from the third quarter of 2012 to the third quarter of 2013 due to the run-off of deposits acquired in FDIC-assisted transactions and a reduction in long-term obligations resulting from the early redemption of trust preferred securities and maturities of FHLB borrowings.
For the nine-month period ending September 30, 2013, interest expense decreased $28.6 million to $43.6 million from $72.2 million at September 30, 2012. This 39.7 percent decrease was the result of a 25 basis point decrease in the rate and a $410.6 million decrease in average interest-bearing liabilities from September 30, 2012, also the result of acquired deposit run-off and the early redemption of trust preferred securities.
Average interest-bearing deposits equaled $12.67 billion during the third quarter of 2013, a decrease of $304.5 million or 2.3 percent from the third quarter of 2012. Average money market accounts increased $231.9 million or 3.9 percent from the third quarter of 2012, due to customers holding available liquidity in flexible deposit accounts. During the third quarter of 2013, time deposits averaged $3.10 billion, down $869.6 million or 21.9 percent from the third quarter of 2012, resulting from customer preference for non-time deposits.
For the nine-month period ending September 30, 2013, average interest-bearing deposits equaled $12.91 billion, a decrease of $162.7 million, or 1.2 percent from the same period of 2012. Average time deposits decreased $938.7 million, with partially offsetting increases in checking with interest, savings and money market accounts.
For the quarters ended September 30, 2013, and September 30, 2012, short-term borrowings averaged $637.9 million and $688.8 million, respectively. The $50.9 million or 7.4 percent decrease in average short-term borrowings since the third quarter of 2012 is the result of maturities of FHLB debt during 2012. Year-to-date short-term borrowings decreased $76.3 million to $596.1 million from $672.4 million at September 30, 2012, also driven by FHLB debt maturities during 2012.
Net interest income totaled $179.2 million during the third quarter of 2013, a decrease of $36.2 million or 16.8 percent from the third quarter of 2012. Lower current year net interest income and net yield on interest-earning assets resulted from lower asset yields and acquired loan shrinkage. During 2013 and 2012, growth in investment securities and reductions in average loans have caused the taxable-equivalent net yield on interest-earning assets to decline to 3.67 percent for the third quarter, down 84 basis points from the 4.51 percent recorded for the third quarter of 2012. Net interest income for the third quarter of 2013 included $179.8 million of accretion income, compared to $193.4 million in the third quarter of 2012.
Net interest income for the nine-month period ending September 30, 2013, totaled $563.6 million, a $88.1 million or 13.5 percent decrease from the same period of 2012. The year-to-date taxable-equivalent net yield on interest-earning assets decreased 73 basis points to 3.90 percent from 4.63, primarily the result of lower asset yields.
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

Table 6
Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Three Months

	2013			2012			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
	(dollars in thousands)
Assets
Loans and leases	$13,111,710	$182,706	5.53%	$13,451,164	$227,346	6.72%	$(5,022)	$(39,618)	$(44,640)
Investment securities:
U. S. Treasury	547,534	409	0.30	897,736	582	0.26	(247)	74	(173)
Government agency	2,649,622	2,927	0.44	2,836,438	3,844	0.54	(230)	(687)	(917)
Mortgage-backed securities	1,958,958	6,414	1.30	1,075,126	4,793	1.77	3,419	(1,798)	1,621
Corporate bonds	—	—	—	51,065	278	2.18	(139)	(139)	(278)
State, county and municipal	187	3	6.36	663	10	6.00	(7)	—	(7)
Other	21,428	79	1.46	27,019	107	1.58	(21)	(7)	(28)
Total investment securities	5,177,729	9,832	0.76	4,888,047	9,614	0.78	2,775	(2,557)	218
Overnight investments	1,139,510	737	0.26	720,263	427	0.24	264	46	310
Total interest-earning assets	19,428,949	$193,275	3.95%	19,059,474	$237,387	4.95%	$(1,983)	$(42,129)	$(44,112)
Cash and due from banks	467,557			531,520
Premises and equipment	871,114			881,816
Receivable from FDIC for loss share agreements	150,033			309,104
Allowance for loan and lease losses	(250,785)			(272,693)
Other real estate owned	108,685			160,368
Other assets	484,831			449,510
Total assets	$21,260,384			$21,119,099

Liabilities
Interest-bearing deposits:
Checking With Interest	$2,342,511	$146	0.02%	$2,100,407	$329	0.06%	$33	$(216)	$(183)
Savings	979,522	123	0.05	888,384	112	0.05	11	—	11
Money market accounts	6,246,552	2,076	0.13	6,014,677	4,067	0.27	145	(2,136)	(1,991)
Time deposits	3,102,476	5,579	0.71	3,972,044	9,342	0.94	(1,760)	(2,003)	(3,763)
Total interest-bearing deposits	12,671,061	7,924	0.25	12,975,512	13,850	0.43	(1,571)	(4,355)	(5,926)
Short-term borrowings	637,909	744	0.46	688,784	1,114	0.64	(70)	(300)	(370)
Long-term obligations	449,013	4,784	4.26	524,313	6,354	4.85	(855)	(715)	(1,570)
Total interest-bearing liabilities	13,757,983	$13,452	0.39%	14,188,609	$21,318	0.60%	$(2,496)	$(5,370)	$(7,866)
Demand deposits	5,185,821			4,780,463
Other liabilities	363,452			204,764
Shareholders' equity	1,953,128			1,945,263
Total liabilities and shareholders' equity	$21,260,384			$21,119,099
Interest rate spread			3.56%			4.35%
Net interest income and net yield
on interest-earning assets		$179,823	3.67%		$216,069	4.51%	$513	$(36,759)	$(36,246)
Loans and leases include acquired loans, originated loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $640 and $713 for 2013 and 2012, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

Table 7
Consolidated Taxable Equivalent Rate/Volume Variance Analysis - Year to Date

	2013			2012			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
	(dollars in thousands)
Assets
Loans and leases	$13,189,054	$580,638	5.86%	$13,628,759	$698,486	6.85%	$(19,586)	$(98,262)	$(117,848)
Investment securities:
U.S. Treasury	676,804	1,412	0.28	957,081	2,050	0.29	(588)	(50)	(638)
Government agency	2,896,259	9,591	0.44	2,807,063	12,916	0.61	331	(3,656)	(3,325)
Mortgage-backed securities	1,585,732	15,500	1.30	600,172	8,883	1.98	12,165	(5,548)	6,617
Corporate bonds	—	—	—	157,854	2,319	1.96	(1,160)	(1,159)	(2,319)
State, county and municipal	306	16	6.97	913	48	7.02	(32)	—	(32)
Other	20,011	231	1.54	20,627	301	1.95	(8)	(62)	(70)
Total investment securities	5,179,112	26,750	0.69	4,543,710	26,517	0.78	10,708	(10,475)	233
Overnight investments	946,722	1,750	0.25	705,113	1,230	0.23	416	104	520
Total interest-earning assets	19,314,888	$609,138	4.20%	18,877,582	$726,233	5.14%	$(8,462)	$(108,633)	$(117,095)
Cash and due from banks	486,115			527,197
Premises and equipment	875,177			872,570
Receivable from FDIC for loss share agreements	188,908			395,040
Allowance for loan and lease losses	(266,129)			(271,921)
Other real estate owned	129,081			178,824
Other assets	483,930			441,893
Total assets	$21,211,970			$21,021,185

Liabilities
Interest-bearing deposits:
Checking With Interest	$2,335,006	$455	0.03%	$2,079,547	$1,005	0.06%	$17	$(567)	$(550)
Savings	958,123	357	0.05	865,877	332	0.05	30	(5)	25
Money market accounts	6,334,129	7,751	0.16	5,905,841	12,584	0.28	694	(5,527)	(4,833)
Time deposits	3,281,646	18,671	0.76	4,220,319	31,448	1.00	(6,110)	(6,667)	(12,777)
Total interest-bearing deposits	12,908,904	27,234	0.28	13,071,584	45,369	0.46	(5,369)	(12,766)	(18,135)
Short-term borrowings	596,102	2,128	0.48	672,386	4,089	0.81	(380)	(1,581)	(1,961)
Long-term obligations	445,802	14,210	4.25	617,403	22,747	4.91	(5,900)	(2,637)	(8,537)
Total interest-bearing liabilities	13,950,808	$43,572	0.42%	14,361,373	$72,205	0.67%	$(11,649)	$(16,984)	$(28,633)
Demand deposits	4,986,938			4,569,604
Other liabilities	355,354			183,695
Shareholders' equity	1,918,870			1,906,513
Total liabilities and shareholders' equity	$21,211,970			$21,021,185
Interest rate spread			3.78%			4.47%
Net interest income and net yield
on interest-earning assets		$565,566	3.90%		$654,028	4.63%	$3,187	$(91,649)	$(88,462)

Loans and leases include acquired loans, originated loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $1,973 and $2,288 for 2013 and 2012, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

NONINTEREST INCOME

The primary sources of noninterest income have traditionally consisted of cardholder services income, merchant services income, service charges on deposit accounts and revenues derived from wealth management services.

During 2013 and 2012, noninterest income has been significantly influenced by post-acquisition adjustments to the FDIC receivable resulting from the FDIC-assisted transactions. These adjustments reduce noninterest income and represent the amortization of the FDIC receivable resulting from post-acquisition improvements. During 2013, BancShares has also experienced large recoveries of acquired loan balances that were previously charged off. Due to the significant volatility that these highly-unpredictable recoveries present, BancShares elected to record these recoveries as noninterest income rather than as an adjustment to the allowance for loan and lease losses. This treatment allowed charge-off ratios to be more stable than they would be had the acquired loan recoveries been recorded as a allowance adjustment.

Table 8
NONINTEREST INCOME

	Three months ended September 30		Nine months ended September 30		Three-month change		Nine-month change
	2013	2012	2013	2012	$	%	$	%
	(dollars in thousands)
Cardholder services	$12,791	$11,505	$35,887	$33,540	$1,286	11.2%	$2,347	7.0%
Merchant services	14,887	13,220	42,619	38,332	1,667	12.6	4,287	11.2
Service charges on deposit accounts	15,546	15,549	45,428	45,456	(3)	—	(28)	(0.1)
Wealth management services	15,112	14,129	44,724	42,414	983	7.0	2,310	5.4
Fees from processing services	4,539	9,521	15,209	25,640	(4,982)	(52.3)	(10,431)	(40.7)
Securities gains (losses)	—	31	—	(11)	(31)	(100.0)	11	(100.0)
Other service charges and fees	4,043	3,377	11,775	10,392	666	19.7	1,383	13.3
Mortgage income	2,277	1,619	9,734	4,718	658	40.6	5,016	(a)
Insurance commissions	2,772	2,568	8,146	7,562	204	7.9	584	7.7
ATM income	1,316	1,263	3,798	3,999	53	4.2	(201)	(5.0)
Adjustments to FDIC receivable for loss share agreements	(23,298)	(16,858)	(61,790)	(57,788)	(6,440)	38.2	(4,002)	6.9
Recoveries of acquired loans previously charged off	19,758	3,221	25,608	3,221	16,537	(a)	22,387	(a)
Other	2,175	(7,303)	13,288	(1,394)	9,478	(a)	14,682	(a)
Total noninterest income	$71,918	$51,842	$194,426	$156,081	$20,076	38.7	$38,345	24.6
(a) not meaningful

During the first nine months of 2013, noninterest income amounted to $194.4 million, compared to $156.1 million during the same period of 2012. The $38.3 million increase during 2013 includes a $22.4 million increase in recoveries of acquired loan balances previously charged off, net of amounts shared with the FDIC, as well as $7.5 million generated from the sale of our rights and most of our obligations under various service agreements with client banks, some of which are Related Persons. Net of asset impairments and severance costs recorded in conjunction with the sale that are included in noninterest expense, we recorded a net gain of $5.5 million. We will continue to provide processing services to First Citizens Bank and Trust Company, Inc. (FCB-SC), a Related Person and our largest client bank. The first quarter 2013 gain was offset by a $10.4 million reduction in year-to-date fees generated by client bank services during 2013.

Year-to-date noninterest income also benefited from a $5.0 million increase in mortgage income, a $4.3 million increase in merchant services income and a $2.3 million increase in both cardholder services and wealth management income.

Noninterest income for the third quarter of 2013 equaled $71.9 million, compared to $51.8 million in the comparable period of 2012. The $20.1 million increase during 2013 includes a $16.5 million increase in recoveries of acquired loan balances previously charged off, net of amounts shared with the FDIC under loss share agreements. BancShares also noted a $1.7 million increase in merchant services income, a $1.3 million improvement in cardholder services income and a $1.0 million improvement in wealth management services income. Partially offsetting the third quarter 2013 increase was a $6.4 million increase in the unfavorable adjustments to the FDIC receivable, primarily related to higher amortization resulting from post-acquisition improvements. Fees from processing services declined $5.0 million during the third quarter of 2013 due to the first quarter 2013 sale of a large portion of the client bank processing services business.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities and equipment and software costs for our branch offices and our technology and operations infrastructure.

Table 9
NONINTEREST EXPENSE

	Three months ended September 30		Nine months ended September 30		Three-month change		Nine-month change
	2013	2012	2013	2012	$	%	$	%
	(dollars in thousands)
Salaries and wages	$76,463	$76,675	$228,384	$229,145	$(212)	(0.3)%	$(761)	(0.3)%
Employee benefits	21,889	18,741	70,136	59,548	3,148	16.8	10,588	17.8
Occupancy expense	18,844	18,860	56,117	55,467	(16)	(0.1)	650	1.2
Equipment expense	18,822	17,983	56,466	54,147	839	4.7	2,319	4.3
FDIC insurance expense	2,706	2,016	7,795	7,739	690	34.2	56	0.7
Foreclosure-related expenses	4,287	7,255	12,059	27,248	(2,968)	(40.9)	(15,189)	(55.7)
Collection	5,972	6,939	16,350	18,019	(967)	(13.9)	(1,669)	(9.3)
Processing fees paid to third parties	3,469	4,187	11,696	10,913	(718)	(17.1)	783	7.2
Consultant	3,693	886	7,784	2,773	2,807	(a)	5,011	(a)
Advertising	2,794	581	4,199	2,668	2,213	(a)	1,531	57.4
Other	33,204	35,954	104,079	100,538	(2,750)	(7.6)	3,541	3.5
Total noninterest expense	$192,143	$190,077	$575,065	$568,205	$2,066	1.1	$6,860	1.2
(a) not meaningful

Noninterest expense equaled $575.1 million for the first nine months of 2013, a $6.9 million or 1.2 percent increase from the $568.2 million recorded during the same period of 2012. During 2013, noninterest expense included a $10.6 million increase in employee benefits expense due to an increase in pension expense resulting from applying a lower discount rate during 2013. Employee health costs also increased during 2013. Higher personnel-related costs were offset by lower foreclosure-related expenses. Noninterest expense for 2013 also includes higher consultant fees resulting from technology projects and various strategic business initiatives, and $1.4 million of fixed asset writedowns that resulted from the sale of service agreements with client banks. The writedowns related to prior technology investments that became impaired as a result of that transaction.

Noninterest expense increased $2.1 million in the third quarter of 2013 to $192.1 million, compared to $190.1 million in the third quarter of 2012, the net result of higher pension, consultant and advertising expense, partially offset by lower foreclosure-related expenses. As a result of a new credit card growth incentive agreement, other noninterest expense for 2013 included a $2.2 million reduction in cardholder processing fees that related to periods preceding the third quarter of 2013.

Foreclosure-related expenses decreased $3.0 million, or 40.9 percent, in the third quarter and $15.2 million, or 55.7 percent, year-to-date, as compared to the same periods in 2012, due to a decrease in foreclosure activity arising from the FDIC-assisted transactions and improvements in real estate values that have contributed to more favorable results from collateral liquidation. Foreclosure-related expenses include costs to maintain foreclosed property, write-downs following foreclosure and gains or losses recognized at the time of sale.

Advertising expense increased $2.2 million during the third quarter of 2013, when compared to the same period of 2012, due to costs associated with promotion of a new corporate brand.

Equipment expense increased $2.3 million or 4.3 percent during 2013 due to higher software costs. Equipment expenses will increase in future periods as we continue an effort to update our core technology systems and related business processes. As each phase of the project is completed, we anticipate that equipment expense, including depreciation expense for software and hardware investments and related maintenance expense, will increase. The project will also require facility-related investments, which will result in higher occupancy costs in future periods. The project began in 2013 and will continue until 2016 with total costs estimated to exceed $100.0 million.

INCOME TAXES

We monitor and evaluate the potential impact of current events on the estimates used to establish income tax expenses and income tax liabilities. On a periodic basis, we evaluate our income tax positions based on current tax law, positions taken by various tax auditors within the jurisdictions where BancShares is required to file income tax returns, as well as potential or pending audits or assessments by tax auditors.

Income tax expense totaled $25.7 million and $20.0 million for the third quarters of 2013 and 2012, representing effective tax rates of 38.5 percent and 33.6 percent during the respective periods. For the first nine months of 2013, income tax expense totaled $82.0 million compared to $49.0 million during 2012, reflecting effective tax rates of 36.9 percent and 30.3 percent during the respective periods.

During the third quarter of 2013, BancShares adjusted its net deferred tax asset as a result of reductions in the North Carolina corporate income tax rate that were enacted July 23, 2013, and will become effective January 1, 2014, and January 1, 2015. The lower corporate income tax rate resulted in a reduction in the deferred tax asset and an increase in current period income tax expense. The lower effective tax rate for the first nine months of 2012 also reflects the impact of a $6.4 million credit to income tax expense resulting from the favorable outcome of state tax audits for the period 2008-2010, net of additional federal taxes.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

We are committed to effectively managing our capital to protect our depositors, creditors and shareholders. We continually monitor the capital levels and ratios for BancShares and FCB to ensure they comfortably exceed the minimum requirements imposed by regulatory authorities and to ensure they are appropriate, given growth projections, risk profile and potential changes in the regulatory environment. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements. Table 10 provides information on capital adequacy for BancShares as of September 30, 2013, December 31, 2012, and September 30, 2012.

Table 10
ANALYSIS OF CAPITAL ADEQUACY

	September 30, 2013	December 31, 2012	September 30, 2012	Regulatory minimum	Well-capitalized requirement
	(dollars in thousands)
Tier 1 capital	$2,084,140	$1,949,985	$2,028,724
Tier 2 capital	207,907	229,385	227,208
Total capital	$2,292,047	$2,179,370	$2,255,932
Risk-adjusted assets	$13,860,108	$13,663,353	$13,446,501
Risk-based capital ratios
Tier 1 capital	15.04%	14.27%	15.09%	4.00%	6.00%
Total capital	16.54	15.95	16.78	8.00	10.00
Tier 1 leverage ratio	9.84	9.23	9.67	3.00	5.00

BancShares continues to exceed minimum capital standards and FCB remains well-capitalized.

During 2012, our board granted authority to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, through June 30, 2013. During 2012, we purchased and retired 56,276 shares of Class A common stock and 100 shares of Class B common stock pursuant to the July 1, 2012, board authorization. During 2013, BancShares purchased and retired 1,973 shares of Class A common stock pursuant to July 1, 2012, authorization.

Additionally, pursuant to separate authorizations, during 2012, BancShares purchased and retired 606,829 shares of Class B common stock in privately negotiated transactions, including purchases of 593,954 shares from a director and certain of her related interests. The purchase of these shares was approved by the Board of Directors at a price approved by an independent committee of the Board.

During the second quarter of 2013, our board granted authority to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, beginning on July 1, 2013, and continuing through June 30, 2014. As of September 30, 2013, no purchases had occurred pursuant to that authorization.

BancShares had $93.5 million of trust preferred capital securities included in tier 1 capital at September 30, 2013, December 31, 2012, and September 30, 2012. Beginning January 1, 2015, 75 percent of our trust preferred capital securities will be excluded from tier 1 capital, with the remaining 25 percent phased out January 1, 2016. Elimination of all trust preferred capital securities from the September 30, 2013, capital structure would result in a proforma tier 1 leverage capital ratio of 9.40 percent, a tier 1 risk-based capital ratio of 14.36 percent and a total risk-based capital ratio of 15.86 percent. On a proforma basis assuming disallowance of all trust preferred capital securities, BancShares and FCB continue to remain well-capitalized under current regulatory guidelines.

Tier 2 capital of BancShares and FCB includes qualifying subordinated debt that was issued in 2005 with a scheduled maturity date of June 1, 2015. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in tier 2 capital by 20 percent for each year until the debt matures. The amount of subordinated debt that qualifies as tier 2 capital totaled $25.0 million as of September 30, 2013, compared to $50.0 million at September 30, 2012. Subordinated debt will be completely removed from tier 2 capital in the second quarter of 2014, one year prior to the scheduled maturity of the subordinated debt. Tier 2 capital is part of total risk-based capital, reflected in Table 10.

In July 2013, Bank regulatory agencies approved new global regulatory capital guidelines (Basel III) aimed at strengthening existing capital requirements for bank holding companies through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and exposure. When fully phased in (January 2019), the rule includes a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets, totaling 7 percent. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent.

Additionally, trust preferred securities and cumulative preferred securities are required to be phased out of tier 1 capital by 2016. The inclusion of accumulated other comprehensive income in tier 1 common equity, as described in the proposed rules, is only applicable for institutions larger than $50 billion in assets.

We continue to monitor Basel III developments and remain committed to managing our capital levels in a prudent manner. BancShares' tier 1 common equity ratio based on the current tier 1 capital and risk-weighted assets calculations, excluding trust preferred securities, is 14.36 percent at September 30, 2013, compared to the fully phased-in Federal Reserve standards of 7.00 percent. Tier 1 common equity ratio is calculated in Table 11.

Table 11
TIER 1 COMMON EQUITY

September 30, 2013
(dollars in thousands)
Tier 1 capital	$2,084,140
Less: restricted core capital	93,500
Tier 1 common equity	$1,990,640
Risk-adjusted assets	$13,860,108

Tier 1 common equity ratio	14.36%

Under GAAP, the unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are reflected as adjustments to accumulated other comprehensive income within shareholder's equity. In the aggregate, these items represented a net reduction in shareholders' equity of $95.5 million at September 30, 2013, compared to $82.1 million at December 31, 2012, and $52.0 million at September 30, 2012. The $13.4 million reduction in AOCI from December 31, 2012, resulted from a reduction in unrealized gains on investment securities available for sale arising due to interest rate changes during 2013. The $43.6 million reduction in AOCI from September 30, 2012, reflects the combined impact of lower unrealized gains on investment securities available for sale and changes in the funded status of the pension plan.

GOODWILL IMPAIRMENT

GAAP requires that we perform an impairment test each year to determine if goodwill is impaired. Annual impairment tests are conducted as of July 31 each year. We performed the annual goodwill impairment test as of July 31, 2013, and concluded there was no indication of impairment.

In addition to the annual testing requirement, we are required to test goodwill for impairment if various other events occur, including significant adverse changes in the business climate. The test considers various qualitative and quantitative factors to determine whether impairment exists. As of September 30, 2013, the book value of our common stock was $206.06, compared to a market price of $205.60. If the stock price falls significantly below book value and remains below book value for a sustained period, subsequent impairment tests may determine that goodwill impairment exists. An impairment charge could have a significant impact on our consolidated income statement. However, a goodwill impairment charge would not affect our capital ratios as those ratios are calculated using tangible capital amounts.

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

In response to the requirements of the Dodd-Frank Act, federal regulators released final stress testing rules on October 9, 2012. The annual stress test is a component of a broader stress testing framework that was finalized in late 2012. Implementation of the annual stress testing requirement became effective September 30, 2013, for institutions, such as BancShares, with total assets of $10.00 billion to $50.00 billion. Through the stress testing program that has been implemented, BancShares and FCB satisfactorily comply with the 2012 stress testing regulations as well as guidance for ongoing bank-level stress testing published in May 2012. The results of the stress testing activities will be considered in combination with other risk management and monitoring practices to maintain an effective risk management program.

The Dodd-Frank Act also required that banks with total assets in excess of $10.00 billion establish an enterprise-wide risk committee consisting of members of its board of directors. At its July 2013 meeting, the board of directors established a Risk Committee that will provide oversight of enterprise-wide risk management. The Risk Committee will establish risk appetite and supporting tolerances for credit, market and operational risk and ensure risk is managed within those tolerances, monitor compliance with laws and regulations, review the investment securities portfolio to ensure that portfolio returns are managed within market risk tolerance and monitor our legal activity and associated risk.

Mortgage reform rules mandated by the Dodd-Frank Act become effective in January 2014, requiring lenders to make a reasonable, good faith determination of a borrower's ability to repay any consumer credit transaction secured by a dwelling and to limit prepayment penalties. Increased risks of legal challenge, private right of action and regulatory enforcement are presented by these rules. BancShares will implement required system, process, procedural, and product changes prior to the effective dates of the new rules. We have modified our underwriting standards to ensure compliance with the ability to repay requirements and have determined that we will continue to offer both qualified and non-qualified mortgage products. Historical performance and conservative underwriting of impacted loan portfolios mitigates the risks of non-compliance. BancShares will closely monitor ongoing performance under the new rules.

Credit risk management. The maintenance of excellent asset quality has historically been one of our key performance measures. Loans and leases not acquired by loss share agreements with the FDIC were underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans were recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses to ensure compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by geographic location, industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain adequate allowances for loan and lease losses that are inherent in the loan and lease portfolio.

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

We have historically carried a significant concentration of real estate secured loans. Within our originated loan portfolio, we mitigate that exposure through our underwriting policies that primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner occupied. At September 30, 2013, originated loans secured by real estate totaled $9.95 billion, or 83.7 percent, of total originated loans and leases compared to $9.66 billion, or 83.5 percent, of originated loans and leases at December 31, 2012, and $9.56 billion, or 83.4 percent, at September 30, 2012.

Among real estate secured loans, our revolving mortgage loans present a heightened risk due to long commitment periods during which the financial position of individual borrowers or collateral values may deteriorate significantly. In addition, a large percentage of our revolving mortgage loans are secured by junior liens. Substantial declines in collateral values could cause junior lien positions to become effectively unsecured. Revolving mortgage loans secured by real estate amounted to $2.11 billion, or 17.8 percent, of originated loans at September 30, 2013, compared to $2.21 billion, or 19.1 percent, at December 31, 2012, and $2.24 billion, or 19.6 percent, at September 30, 2012.

Except for loans acquired in FDIC-assisted transactions, we have not acquired revolving mortgages in the secondary market nor have we originated these loans to customers outside of our market areas. All originated revolving mortgage loans were underwritten by us based on our standard lending criteria. The revolving mortgage loan portfolio consists largely of variable rate lines of credit which allow customer draws during the entire contractual period of the line of credit, typically 15 years. Approximately 85 percent of outstanding balances at September 30, 2013, require interest-only payments, while the remaining require monthly payments equal to 1.5 percent of the outstanding balance. Approximately 90.2 percent of the revolving mortgage portfolio relates to properties in North Carolina and Virginia. Approximately 35.1 percent of the loan balances outstanding are secured by senior collateral positions while the remaining 64.9 percent are secured by junior liens.

During 2012, due to higher default risk resulting from financial strain facing our borrowers and lower collateral values, we engaged a third party to obtain credit quality data on certain of our junior lien revolving mortgage loans. After gathering information on current lien position and delinquency status for both our junior lien position and the related senior lien, we considered whether the new data indicated that changes in loss estimates were required. The lien positions obtained by the third party closely matched the data in our loan systems that we had used to calculate the allowance for loan and lease losses. In addition, the data collected indicated that 97.0 percent of the sampled junior liens that were current as to payment status on the junior lien were also current on the related senior lien. Only 1.4 percent of the sampled junior liens had senior liens with more severe delinquency status compared to the related junior lien. Management concluded the credit quality and the probability of default of the senior liens was generally consistent with our junior lien historical results.

Originated loans and leases to borrowers in medical, dental or related fields totaled $3.29 billion as of September 30, 2013, which represents 27.6 percent of originated loans and leases, compared to $3.02 billion or 26.1 percent of originated loans and leases at December 31, 2012, and $3.06 billion or 26.7 percent of originated loans and leases at September 30, 2012. The credit risk of this industry concentration is mitigated through our underwriting policies that emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10 percent of total originated loans and leases outstanding at September 30, 2013.

Nonperforming assets include nonaccrual loans and leases and OREO resulting from both acquired and originated loans. The accrual of interest on originated loans and leases is discontinued when we deem that collection of additional principal or interest is doubtful. Originated loans and leases are returned to accrual status when both principal and interest are current and the asset is determined to be performing in accordance with the terms of the loan instrument. Accretion of income for acquired loans is discontinued when we are unable to estimate the amount or timing of cash flows. This designation may be made at acquisition date or subsequent to acquisition date, including at maturity when no formal repayment plan has been established. Acquired loans may begin or resume accretion of income if information becomes available that allows us to estimate the amount or timing of future cash flows. See Table 12 for details on nonperforming assets and other risk elements.

At September 30, 2013, BancShares’ nonperforming assets amounted to $195.1 million or 1.48 percent of total loans and leases plus OREO, compared to $310.4 million or 2.29 percent at December 31, 2012, and $379.4 million or 2.81 percent at September 30, 2012. Of the $195.1 million in nonperforming assets at September 30, 2013, $88.0 million related to acquired assets while the remaining $107.2 million resulted from originated assets. Nonperforming assets from originated loans represented 0.9 percent of originated loans, leases and OREO at September 30, 2013, compared to 1.0 percent at September 30, 2012.

Acquired nonaccrual loans equaled $29.2 million as of September 30, 2013, compared to $74.5 million at December 31, 2012, and $142.7 million at September 30, 2012. The reduction in acquired nonaccrual loans as of September 30, 2013, primarily results from the fourth quarter 2012 deployment of the acquired loan accounting system for two of the FDIC-assisted transactions, which resulted in accretion income being recognized on loans previously classified as nonaccrual and accounted for under the cost recovery method. Utilization of the acquired loan accounting system has improved our ability to forecast both the timing and the amount of cash flows on acquired loans, allowing us to accrete income on more of these assets under existing accounting standards. Originated nonaccrual loans decreased $23.0 million from December 31, 2012, to $66.8 million at September 30, 2013, the combined result of decreases in commercial mortgage and commercial construction and land development loans.

OREO includes foreclosed property and branch facilities that we have closed but not sold. Noncovered OREO totaled $40.3 million at September 30, 2013, compared to $43.5 million at December 31, 2012, and $45.1 million at September 30, 2012. At September 30, 2013, construction and land development properties including vacant land for development represented 52.5 percent of OREO. Vacant land values experienced an especially steep decline during the economic slowdown due to a significant drop in demand, and values may continue to decline if demand remains weak.

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

At September 30, 2013, the allowance for loan and lease losses allocated to originated loans totaled $178.3 million or 1.50 percent of originated loans and leases, compared to $179.0 million or 1.55 percent at December 31, 2012, and $186.0 million or 1.62 percent at September 30, 2012. The September 30, 2013, allowance included the changes resulting from model enhancement that absorbed the reserve for unfunded commitments into the allowance.

An additional allowance of $59.5 million relates to acquired loans at September 30, 2013, established as a result of post-acquisition deterioration in credit quality for acquired loans. The allowance for acquired loans equaled $90.5 million at September 30, 2012. The allowance for acquired loans has decreased since September 30, 2012, due to reversal of previously recorded credit- and timing-related impairment, partially offset by newly-identified impairment.

Management considers the allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at September 30, 2013, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.

The provision for originated loan and lease losses recorded during the third quarter of 2013 equaled $4.9 million, compared to $7.4 million during the third quarter of 2012. The reduction in provision for originated loans and leases was primarily the result of reduced loss estimates and a reduction in nonperforming loans.

During the third quarter of 2013, we recorded a credit to provision expense of $12.6 million for acquired loans compared to provision expense of $10.2 million recorded during the third quarter of 2012. The favorable change compared to the prior periods resulted from the reversal of previously-identified post-acquisition deterioration of acquired loans resulting from changes in estimates or payoffs. Due to the imprecision of actual results when compared to prior estimates, the amount of acquired loan provision expense is subject to significant volatility. That volatility is even more significant due to our limited use of loan pools for accounting purposes.

Exclusive of losses related to acquired loans, net charge-offs equaled $8.4 million during the third quarter of 2013, compared to $6.5 million during the third quarter of 2012. On an annualized basis, net charge-offs represented 0.28 percent of average originated loans and leases during the third quarter of 2013 compared to 0.22 percent during the third quarter of 2012. Net charge-offs on acquired loans equaled $4.4 million in the third quarter of 2013 compared to $7.5 million recorded in the third quarter of 2012. Loss estimates for most acquired loans are made at the individual loan level using loan-specific information. Therefore, fluctuations in charge-off levels on acquired loans are not necessarily indicative of future performance of other acquired loans.

Table 12 provides details concerning the allowance for loan and lease losses during the past five quarters.

Table 12
ALLOWANCE FOR LOAN AND LEASE LOSS (ALLL) EXPERIENCE AND RISK ELEMENTS

	2013			2012		Nine months ended September 30
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	2013	2012
	(dollars in thousands)
ALLL at beginning of period	$258,316	$273,019	$319,018	$276,554	$272,929	$319,018	$270,144
Reclassification of reserve for unfunded commitments to ALLL (1)	—	7,368	—	—	—	7,368	—
Provision for loan and lease losses:
Acquired loans	(12,615)	(15,473)	(22,622)	62,332	10,226	(50,710)	38,505
Originated loans	4,932	2,231	4,016	2,548	7,397	11,179	39,500
Net charge-offs of loans and leases:
Charge-offs	(14,628)	(10,960)	(28,944)	(23,969)	(15,196)	(54,532)	(76,506)
Recoveries	1,794	2,131	1,551	1,553	1,198	5,476	4,911
Net charge-offs of loans and leases	(12,834)	(8,829)	(27,393)	(22,416)	(13,998)	(49,056)	(71,595)
ALLL at end of period	$237,799	$258,316	$273,019	$319,018	$276,554	$237,799	$276,554
ALLL at end of period allocated to loans and leases:
Acquired	$59,517	$76,534	$96,473	$139,972	$90,507	$59,517	$90,507
Originated	178,282	181,782	176,546	179,046	186,047	178,282	186,047
ALLL at end of period	$237,799	$258,316	$273,019	$319,018	$276,554	$237,799	$276,554
Net charge-offs of loans and leases:
Acquired	$4,402	$4,466	$20,877	$12,867	$7,516	$29,745	$37,261
Originated	8,432	4,363	6,516	9,549	6,482	19,311	34,336
Total net charge-offs	$12,834	$8,829	$27,393	$22,416	$13,998	$49,056	$71,597
Reserve for unfunded commitments (1)	$375	$376	$7,744	$7,692	$7,999	$375	$7,999
Average loans and leases:
Acquired	$1,310,010	$1,535,796	$1,697,776	$1,825,491	$1,916,305	$1,513,113	$2,076,756
Originated	11,801,700	11,631,784	11,592,052	11,532,437	11,534,859	11,675,941	11,552,003
Loans and leases at period-end:
Acquired	1,188,281	1,443,336	1,621,327	1,809,235	1,897,097	1,188,281	1,897,097
Originated	11,884,585	11,655,469	11,509,080	11,576,115	11,455,233	11,884,585	11,455,233
Risk Elements
Nonaccrual loans and leases:
Acquired	$29,194	$46,892	$43,882	$74,479	$142,696	$29,194	$142,696
Originated	66,840	69,133	82,583	89,845	75,255	66,840	75,255
Other real estate:
Covered under loss share agreements	58,769	84,833	101,901	102,577	116,405	58,769	116,405
Not covered under loss share agreements	40,338	36,942	44,828	43,513	45,063	40,338	45,063
Total nonperforming assets	$195,141	$237,800	$273,194	$310,414	$379,419	$195,141	$379,419
Nonperforming assets acquired	$87,963	$131,725	$145,783	$177,056	$259,101	$87,963	$259,101
Nonperforming assets originated	107,178	106,075	127,411	133,358	120,318	107,178	120,318
Total nonperforming assets	$195,141	$237,800	$273,194	$310,414	$379,419	$195,141	$379,419
Accruing loans and leases greater than 90 days past due:
Acquired	$205,847	$253,935	$278,687	$281,000	$248,573	$205,847	$248,573
Originated	9,363	11,187	12,301	11,272	14,071	9,363	14,071
Ratios
Net charge-offs (annualized) to average loans and leases:
Acquired	1.33%	1.17%	4.99%	2.80%	1.56%	2.63%	2.40%
Originated	0.28	0.15	0.23	0.33	0.22	0.22	0.40
ALLL to total loans and leases:
Acquired	5.01	5.30	5.95	7.74	4.77	5.01	4.77
Originated	1.50	1.56	1.53	1.55	1.62	1.50	1.62
Nonperforming assets to total loans and leases plus other real estate:
Acquired	7.05	8.62	8.46	9.26	12.87	7.05	12.87
Originated	0.90	0.91	1.10	1.15	1.05	0.90	1.05
Total	1.48	1.80	2.06	2.29	2.81	1.48	2.81
(1) During the second quarter of 2013, BancShares modified the ALLL model and the methodology for estimating losses on unfunded commitments. As a result of these modifications, $7.4 million of the balance previously reported as a reserve of unfunded commitments was reclassified to the ALLL.

In an effort to assist customers experiencing financial difficulty, we have selectively agreed to modify existing loan terms to provide relief to customers who are experiencing liquidity challenges or other circumstances that could affect their ability to meet debt obligations. The majority of restructured loans (TDRs) are to customers that are currently performing under existing terms but may be unable to do so in the near future without a modification.
Originated TDRs that are performing under their modified terms equaled $71.0 million at September 30, 2013, compared to $89.1 million at December 31, 2012, and $106.4 million at September 30, 2012. Total acquired and originated restructured loans as of September 30, 2013, equaled $209.7 million, $173.9 million of which are performing under their modified terms. TDRs are selectively made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. These modifications are typically executed only when customers are current on their payment obligation and we believe the modification will result in avoidance of default. Typical modifications include short-term deferral of interest or modification of payment terms. Nonperforming TDRs are not accruing interest and are included as risk elements within nonaccrual loans and leases in Table 12. Table 12 does not include performing TDRs, which are accruing interest based on the restructured terms. Table 13 provides details on performing and nonperforming TDRs as of September 30, 2013, December 31, 2012, and September 30, 2012.

Table 13
TROUBLED DEBT RESTRUCTURINGS

	September 30, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands)
Accruing TDRs:
Acquired	$102,841	$164,256	$101,974
Originated	71,047	89,133	106,390
Total accruing TDRs	173,888	253,389	208,364
Nonaccruing TDRs:
Acquired	11,390	28,951	53,089
Originated	24,467	50,830	37,042
Total nonaccruing TDRs	35,857	79,781	90,131
All TDRs:
Acquired	114,231	193,207	155,063
Originated	95,514	139,963	143,432
Total TDRs	$209,745	$333,170	$298,495

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

We assess our interest rate risk by simulating future amounts of net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Certain variable rate products, including revolving mortgage loans, have interest rate floors. Due to the existence of contractual floors on loans, competitive pressures that constrain our ability to reduce deposit interest rates and the extraordinarily low current level of interest rates, it is highly unlikely that the rates on most interest-earning assets and interest-bearing liabilities can decline materially from current levels. In our simulations, we do not calculate rate shocks, rate ramps or market value of equity for declining rate scenarios and assume the prime interest rate will not move below the September 30, 2013, rate of 3.25 percent. Our rate shock simulations indicate that, over a 24-month period, net interest income will increase by 6.5 percent and 5.4 percent with rates rising 200- and 400-basis points, respectively. Our shock projections incorporate assumptions of likely customer migration of short-term deposit instruments to long-term, higher-rate instruments as rates rise. We also utilize the economic value of equity (EVE) as a tool in measuring and managing interest rate risk. As of September 30, 2013, the EVE calculated with a 200-basis point shock up in rates decreases 0.1 percent from the base case EVE value.

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

Liquidity risk management. Liquidity risk results from the mismatching of asset and liability cash flows and the potential inability to secure adequate amounts of funding from traditional sources of liquidity at a reasonable cost. We manage this risk by structuring our balance sheet prudently and by maintaining stable and readily available funding sources to satisfy potential cash needs. Our primary source of funding has historically been our large retail and commercial customer base, which continues to provide a stable base of core deposits. Core deposits are our largest and most cost-effective source of funding. We also maintain access to various types of noncore funding, including advances from the FHLB of Atlanta, federal funds arrangements with correspondent banks, brokered and CDARS deposits and a line of credit from a correspondent bank. Short-term borrowings resulting from commercial treasury customers are also a recurring source of liquidity, although the majority of those borrowings must be collateralized, thereby potentially restricting the use of the resulting liquidity.

We project our liquidity levels in the normal course of business, as well as in conditions that might give rise to significant stress on our primary and contingent sources of liquidity. We endeavor to estimate the impact of on and off-balance sheet arrangements and commitments that may impact liquidity. We monitor various financial and liquidity metrics, perform liquidity stress testing and have documented contingency funding plans that would be invoked if conditions warranted. Primary sources of liquidity include available cash reserves, the ability to sell, pledge or borrow against unpledged investment securities, the available borrowing capacity at FHLB Atlanta, and unsecured federal funds lines.

One of our principal sources of noncore funding is advances from the FHLB of Atlanta. Outstanding FHLB advances equaled $275.3 million as of September 30, 2013, and we had sufficient collateral pledged to secure $1.07 billion of additional borrowings. Additionally, we maintain federal funds lines of credit and other borrowing facilities. At September 30, 2013, BancShares had access to $665.0 million in unsecured borrowings through its various sources.

Free liquidity includes cash on deposit at various banks, overnight investments and the unpledged portion of investment securities available for sale. Free liquidity totaled $3.84 billion at September 30, 2013, compared to $2.82 billion at December 31, 2012, and $2.61 billion at September 30, 2012.

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

CURRENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU ) 2013-11, “Income Taxes (Topic 740)”

This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require BancShares to use, and BancShares does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.
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
The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. BancShares adopted this ASU by the date required and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

FASB ASU 2013-04, “Liabilities”

This ASU provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP.
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
The amendments in this update are effective for fiscal years beginning after December 31, 2013. Early adoption is permitted. BancShares will adopt the methodologies prescribed by this ASU by the date required and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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
For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. BancShares has adopted the methodologies prescribed by this ASU by the date required and the ASU did not have a material effect on its financial position or results of operations. BancShares has included the required disclosures in Note L.

FASB ASU 2013-01, “Balance Sheet”

This ASU's objective is to clarify that the scope of ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to a master netting arrangement or similar agreement.
BancShares is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The effective date is the same as the effective date of Update 2011-11. BancShares has adopted the methodologies prescribed by this ASU by the date required and the ASU did not have a material effect on its financial position or results of operations.

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

In response to the Dodd-Frank Act, the formula used to calculate the FDIC insurance assessment paid by each FDIC-insured institution was significantly altered. The new formula was effective April 1, 2011, and changes the assessment base from deposits to total assets less equity, thereby placing a larger assessment burden on banks with large levels of non-deposit funding. The new assessment formula also considers the level of higher-risk consumer loans and higher-risk commercial and industrial loans and securities, risk factors that will potentially result in incremental insurance costs. Reporting of these assets under the final definitions was effective April 1, 2013. This new reporting requirement required BancShares to implement process and system changes to identify and report these higher-risk assets but did not have a material impact on the FDIC insurance assessment paid by or operating results of BancShares.

The Dodd-Frank Act also imposes new regulatory capital requirements for banks that will result in the disallowance of qualified trust preferred capital securities as tier 1 capital. As of September 30, 2013, BancShares had $93.5 million in trust preferred capital securities that were outstanding and included as tier 1 capital. Based on the Inter-Agency Capital Rule Notice, 75 percent, or $46.7 million of BancShares' trust preferred capital securities will be excluded from tier 1 capital beginning January 1, 2015, with the remaining 25 percent, or $15.6 million excluded beginning January 1, 2016.

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

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of September 30, 2013, BancShares’ market risk profile has not changed significantly from December 31, 2012. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares' internal control over financial reporting occurred during the third quarter of 2013 that had materially affected or is reasonably likely to materially affect, BancShares' internal control over financial reporting.

PART II

Item 1A.	Risk Factors

The risks and uncertainties that management believes are material are described below. The risks listed are not the only risks that BancShares faces. Additional risks and uncertainties that are not currently known or that management does not currently deem to be material could also have a material adverse impact on our financial condition, the results of our operations or our business. If such risks and uncertainties were to become reality or the likelihood of those risks were to increase, the market price of our common stock could decline significantly.

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

Reimbursements under loss share agreements are subject to FDIC oversight and interpretation and contractual term limitations

The FDIC-assisted transactions completed during 2011, 2010 and 2009 include significant protection to FCB from the exposures to prospective losses on certain assets that are covered under loss share agreements with the FDIC. The loss share agreements impose certain obligations on us, including obligations to manage covered assets in a manner consistent with prudent business practices and in accordance with the procedures and practices that we customarily use for assets that are not covered by loss share agreements. We are required to report detailed loan level information and file requests for reimbursement of covered losses and expenses on a quarterly basis. In the event of noncompliance, delay or disallowance of some or all of our rights under those agreements could occur, including the denial of reimbursement for losses and related collection costs.

Loans and leases covered under loss share agreements represent 9.1 percent of total loans and leases as of September 30, 2013. Based on projected losses as of September 30, 2013, we expect to receive cash payments from the FDIC totaling $28.5 million over the remaining lives of the respective loss share agreements, exclusive of estimated amounts we will owe the FDIC for settlement of the clawback obligations.

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

In June 2012, the Federal Reserve released proposed rules regarding implementation of the Basel III regulatory capital rules for United States banking organizations. The proposed rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the proposed rules include the total phase-out from tier 1 capital of trust preferred securities for all banks, a capital conservation buffer of 2.50 percent above minimum capital ratios, inclusion of accumulated other comprehensive income in tier 1 common equity, inclusion in tier 1 capital of perpetual preferred stock and an effective floor for tier 1 common equity of 7.00 percent. Final rules were issued during July 2013. We continue to evaluate the impact of the final rules.

We encounter significant competition

We compete with other banks and specialized financial service providers in our market areas. Our primary competitors include local, regional and national banks, credit unions, commercial finance companies, various wealth management providers, independent and captive insurance agencies, mortgage companies and non-bank providers of financial services. Some of our larger competitors, including banks that have a significant presence in our market areas, have the capacity to offer products and services we do not offer. Some of our competitors operate in a regulatory environment that is less stringent than the one in which we operate, or are not subject to federal and state income taxes. The fierce competitive pressure that we face adversely affects pricing for many of our products and services.

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

We are also subject to risks arising from a broad range of attacks by doing business on the Internet, which arise from both domestic and international sources and seek to obtain customer information for fraudulent purposes or, in some cases, to disrupt business activities. Information security risks could result in reputational damage and lead to a material adverse impact on our business, financial condition and financial results of operations.

We continue to encounter technological change for which we expect to incur significant expense

The financial services industry continues to experience an increase in technological complexity required to provide a competitive array of products and services to customers. Our future success requires that we maintain technology and associated facilities that will support our ability to provide products and services that satisfactorily meet the banking and other financial needs of our customers. In 2013, we undertook projects to modernize our systems and associated facilities, strengthen our business continuity and disaster recovery efforts and reduce operational risk. The projects will be implemented in phases over the next several years. The magnitude and scope of these projects is significant with total costs estimated to exceed $100 million. If the projects’ objectives are not achieved or if the cost of the projects is materially in excess of the estimate, our business, financial condition and financial results could be adversely impacted.

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

Our access to capital is limited which could impact our future growth

Based on existing capital levels, BancShares and FCB maintain well-capitalized ratios under current leverage and risk-based capital standards. Historically, our primary capital sources have been retained earnings and debt issued through both private and public markets including trust preferred securities and subordinated debt. Beginning January 1, 2015, provisions of the Dodd-Frank Act eliminate 75 percent of our trust preferred capital securities from tier 1 risk-based capital with the remaining 25 percent phased out January 1, 2016. The inability to include the trust preferred securities in tier 1 risk-based capital may lead us to redeem a portion or all of the securities prior to their scheduled maturity date. Since we have not historically raised capital through new issues of our common stock, our ability to raise additional tier 1 capital is limited to issuance of perpetual preferred stock. A lack of ready access to adequate amounts of tier 1 capital could limit our ability to consummate additional acquisitions, make new loans, meet our existing lending commitments and could potentially affect our liquidity and capital adequacy.

The major rating agencies regularly evaluate our creditworthiness and assign credit ratings to our debt and the debt of FCB. The ratings of the agencies are based on a number of factors, some of which are outside of our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions generally affecting the financial services industry. Considering the difficulties that have confronted the financial services industry in recent years and continuing economic uncertainty, there can be no assurance that we will maintain our current credit ratings. Rating reductions could adversely affect our access to funding sources and the cost of obtaining funding.

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

Our recorded goodwill may become impaired

As of September 30, 2013, we had $102.6 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, and the impairment test compares the estimated fair value of a reporting unit with its net book value. We also test goodwill for impairment when certain events occur, such as a significant decline in our expected future cash flows, a significant adverse change in the business climate, or a sustained decline in the price of our common stock. These tests may result in a write-off of goodwill deemed to be impaired, which could have a significant impact on our results of operations, but would not impact our capital ratios since capital ratios are calculated using tangible capital amounts.

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

The following tables indicate that no shares of Class A or Class B common stock were purchased by BancShares during the three months ended September 30, 2013. The tables also indicate the number of shares that may be purchased under publicly announced plans.

Class A common stock	Total number of shares purchases	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Repurchases from July 1, 2013, through July 31, 2013	—	$—	—	100,000
Repurchases from August 1, 2013, through August 31, 2013	—	—	—	100,000
Repurchases from September 1, 2013, through September 30, 2013	—	—	—	100,000

Class B common stock
Repurchases from July 1, 2013, through July 31, 2013	—	$—	—	25,000
Repurchases from August 1, 2013, through August 31, 2013	—	—	—	25,000
Repurchases from September 1, 2013, through September 30, 2013	—	—	—	25,000

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Certification of Chief Executive Officer (filed herewith)

32.2	Certification of Chief Financial Officer (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 7, 2013		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ GLENN D. MCCOY
Glenn D. McCoy
Vice President and Chief Financial Officer