Form 10-K
period 2013-12-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2014-02-26
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
____________________________________________________

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the Registrant’s common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,199,498,891.

On February 26, 2014, there were 8,586,058 outstanding shares of the Registrant's Class A Common Stock and 1,032,883 outstanding shares of the Registrant's Class B Common Stock.
Portions of the Registrant's definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated in Part III of this report.

			Page
		CROSS REFERENCE INDEX

PART I	Item 1	Business	3
	Item 1A	Risk Factors	9
	Item 1B	Unresolved Staff Comments	None
	Item 2	Properties	13
	Item 3	Legal Proceedings	13
PART II	Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
	Item 6	Selected Financial Data	16
	Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
	Item 7A	Quantitative and Qualitative Disclosure about Market Risk	47
	Item 8	Financial Statements and Supplementary Data
		Quarterly Financial Summary for 2013 and 2012	51
		Management's Annual Report on Internal Control over Financial Reporting	57
		Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	58
		Report of Independent Registered Public Accounting Firm	59
		Consolidated Balance Sheets at December 31, 2013, and 2012	60
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2013	61
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2013	62
		Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three-year period ended December 31, 2013	63
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2013	64
		Notes to Consolidated Financial Statements	65
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
	Item 9A	Controls and Procedures	55
	Item 9B	Other Information	None
PART III	Item 10	Directors, Executive Officers and Corporate Governance	*
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
	Item 13	Certain Relationships and Related Transactions and Director Independence	*
	Item 14	Principal Accounting Fees and Services	*
PART IV	Item 15	Exhibits, Financial Statement Schedules
	(1)	Financial Statements (see Item 8 for reference)
	(2)	All Financial Statement Schedules normally required for Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	The Exhibits listed on the Exhibit Index contained in this Form 10-K are filed with or furnished to the Commission or incorporated by reference into this report and are available upon written request.	125

* Information required by Item 10 is incorporated herein by reference to the information that appears under the headings or captions ‘Proposal 1: Election of Directors,’ ‘Code of Ethics,’ ‘Committees of our Board—General,’ and ‘—Audit Committee’, ‘Executive Officers’ and ‘Section 16(a) Beneficial Ownership Reporting Compliance’ from the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders (2014 Proxy Statement).
Information required by Item 11 is incorporated herein by reference to the information that appears under the headings or captions ‘Compensation, Nominations and Governance Committee Report,’ ‘Compensation Discussion and Analysis,’ ‘Executive Compensation,’ and ‘Director Compensation,’ of the 2014 Proxy Statement.
Information required by Item 12 is incorporated herein by reference to the information that appears under the captions ‘Beneficial Ownership of Our Common Stock—Directors and Executive Officers’ and '—Principal Shareholders' of the 2014 Proxy Statement.
Information required by Item 13 is incorporated herein by reference to the information that appears under the headings or captions ‘Corporate Governance—Director Independence’ and ‘Transactions with Related Persons’ of the 2014 Proxy Statement.
Information required by Item 14 is incorporated by reference to the information that appears under the caption ‘Services and Fees During 2013 and 2012’ of the 2014 Proxy Statement.

Part I
Business

General

First Citizens BancShares, Inc. (BancShares) was incorporated under the laws of Delaware on August 7, 1986, to become the holding company of First-Citizens Bank & Trust Company (FCB), its banking subsidiary. FCB opened in 1898 as the Bank of Smithfield, Smithfield, North Carolina, and later became First-Citizens Bank & Trust Company. On April 28, 1997, BancShares launched IronStone Bank (ISB), a federally-chartered thrift institution that originally operated under the name Atlantic States Bank. Initially, ISB operated in the counties surrounding Atlanta, Georgia, but gradually expanded into other high-growth markets throughout the southeastern and western United States. On January 7, 2011, ISB was merged into FCB resulting in a single banking subsidiary of BancShares.

Prior to 2009, we focused on organic growth, delivering our products and services to customers through de novo branch expansion. Beginning in 2009, leveraging on our strong capital and liquidity positions, we participated in six FDIC-assisted transactions involving distressed financial institutions. These transactions allowed FCB to enter new markets and expand its presence in other markets. A summary of the FDIC-assisted transactions is provided in Table 3 of Management's Discussion and Analysis.

As of December 31, 2013, FCB operated 397 branches in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Washington, California, Florida, Georgia, Texas, Arizona, New Mexico, Oregon, Colorado, Oklahoma, Kansas, Missouri and Washington, DC.

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

During 2013, we refreshed our brand and updated our company logo. Our new brand line, Forever First®, symbolizes our commitment to the people, businesses and communities who rely on us to be the best we can be. It is used in all our branches, in print advertising and for our online presence. In certain North Carolina markets, television, radio and outdoor advertising share our brand story. We have also developed two product bundles that are used to target specific customers. Your Family First was developed for financially-active families, while the Your Venture First package was developed for small business customers.

A substantial portion of BancShares’ revenue is derived from our operations throughout North Carolina and Virginia, and in certain urban areas of Georgia, Florida, California and Texas. We deliver products and services to our customers through our extensive branch network as well as online banking, telephone banking, mobile banking and various ATM networks. Business customers may conduct banking transactions through use of remote image technology.

FCB’s primary deposit markets are North Carolina and Virginia. FCB’s deposit market share in North Carolina was 3.7 percent as of June 30, 2013, based on the FDIC Deposit Market Share Report, which makes FCB the fourth largest bank in North Carolina. The three banks larger than FCB based on deposits in North Carolina as of June 30, 2013, controlled 79.1 percent of North Carolina deposits. In Virginia, FCB was the 18th largest bank with a June 30, 2013, deposit market share of 0.6 percent. The 17 larger banks represent 84.4 percent of total deposits in Virginia as of June 30, 2013.

The following table identifies the various states in which FCB maintains branch offices and the percentage of our deposits by state as of December 31, 2013.

	December 31, 2013
State	Number of branches	Percent of total deposits
North Carolina	253	72.3%
Virginia	48	7.7
California	21	5.9
Florida	18	3.5
Georgia	14	2.4
Washington	7	1.9
Texas	7	1.1
Colorado	6	1.1
Tennessee	6	0.6
West Virginia	5	0.7
Arizona	2	0.6
New Mexico	2	1.0
Oklahoma	2	0.3
Oregon	2	0.3
District of Columbia	1	0.1
Kansas	1	0.3
Maryland	1	0.2
Missouri	1	0.1
Total	397	100.0%

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

In prior years, FCB provided processing and operational services to other banks. The scope of these services declined in 2012 due to client bank attrition, merger transactions involving client banks, and the conversion of certain clients to different systems, resulting in reduced revenues. In early 2013, we elected to sell nearly all processing service relationships to another servicer. Although we will continue to provide processing services to our largest client bank, the revenues generated from all other client banks significantly declined during 2013.

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

At December 31, 2013, BancShares and its subsidiaries employed a full-time staff of 4,482 and a part-time staff of 393 for a total of 4,875 employees.

Throughout its history, the operations of BancShares have been significantly influenced by descendants of Robert P. Holding, who came to control FCB during the 1920s. Robert P. Holding’s children and grandchildren have served as members of the board of directors, as chief executive officers and in other executive management positions and, since our formation in 1986, have remained shareholders controlling a large percentage of our common stock.

Our Chairman of the Board and Chief Executive Officer, Frank B. Holding, Jr., is the grandson of Robert P. Holding. Hope Holding Bryant, Vice Chairman of BancShares and FCB, is Robert P. Holding’s granddaughter. Frank B. Holding, son of

Robert P. Holding and father of Frank B. Holding, Jr. and Hope Holding Bryant, is our Executive Vice Chairman. On February 14, 2014, Frank Holding announced that he would retire from his position as a director effective April 29, 2014, and that he will retire from his positions as an officer of BancShares and FCB effective September 2, 2014.

Lewis R. Holding preceded Frank B. Holding, Jr. as Chairman of the Board and Chief Executive Officer, and served in both capacities from the time BancShares was formed until 2008, when he retired as Chief Executive Officer, and 2009, when he retired as Chairman of the Board. Lewis R. Holding, who died in August 2009, was the son of Robert P. Holding and brother of Frank B. Holding. Lewis R. Holding's daughter, Carmen Holding Ames, was a director of BancShares and FCB from 1996 until she resigned from the boards on December 20, 2012.

On December 20, 2012, BancShares purchased 593,954 shares of Class B common stock from Carmen Holding Ames and certain of her related entities, including trusts that held shares for her benefit. On the same day, Ms. Ames and certain related entities also sold 960,201 shares of Class A common stock to institutional investors unaffiliated with BancShares.
Members of the Frank B. Holding family, including those members who serve as our directors and in management positions, and certain family members' related entities including family-owned entities, may be considered to beneficially own, in the aggregate, approximately 24.6 percent of the outstanding shares of our Class A common stock and approximately 66.5 percent of the outstanding shares of our Class B common stock, together representing approximately 52.2 percent of the total votes entitled to be cast by all outstanding shares of both classes of BancShares' common stock. In addition, other banking organizations in which various members of the Holding family are principal shareholders and serve as directors, collectively hold an aggregate of approximately 5.1 percent of the outstanding shares of our Class A common stock and approximately 6.8 percent of the outstanding shares of our Class B common stock, together representing approximately 6.2 percent of the voting control of BancShares.

Statistical information regarding our business activities is found in Management’s Discussion and Analysis.

Regulatory Considerations

The business and operations of BancShares and FCB are subject to significant federal and state regulation and supervision. BancShares is a financial holding company registered with the Federal Reserve Board (FRB) under the Bank Holding Company Act of 1956, as amended. It is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB.
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
Numerous statutes and regulations apply to and restrict the activities of FCB, including limitations on the ability to pay dividends, capital requirements, reserve requirements, deposit insurance requirements and restrictions on transactions with related persons and entities controlled by related persons. The impact of these statutes and regulations is discussed below and in the accompanying consolidated financial statements.
In July 2013, Bank regulatory agencies approved new global regulatory capital guidelines (Basel) aimed at strengthening existing capital requirements for bank holding companies through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and balance sheet exposure. When fully implemented in January 2019, the minimum ratio of common equity tier 1 capital to risk-weighted assets will increase to 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets will be applied, yielding a 7 percent required capital ratio. Basel also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The enactment of the Dodd-Frank Act resulted in expansive changes in many areas affecting the financial services industry in general and BancShares in particular. The legislation provides broad economic oversight, consumer financial services protection, investor protection, rating agency reform and derivatives regulatory reform. Various corporate governance requirements have resulted in expanded proxy disclosures and shareholder rights. Additional provisions address the mortgage industry in an effort to strengthen lending practices. Deposit insurance reform has resulted in permanent FDIC protection for up to $250,000 of deposits and requires the FDIC’s Deposit Insurance Fund to maintain 1.35 percent of insured deposits, with the burden for closing the shortfall falling to banks with more than $10 billion in assets.
The Dodd-Frank Act required that banks with total assets in excess of $10 billion establish an enterprise-wide risk committee consisting of members of its board of directors. At its July 2013 meeting, the board of directors established a Risk Committee that provides oversight of enterprise-wide risk management. With board oversight, the Risk Committee establishes risk appetite and supporting tolerances for credit, market and operational risk and ensures that risk is managed within those tolerances. The Risk Committee also monitors compliance with laws and regulations, reviews the investment securities portfolio to ensure that portfolio returns are managed within market risk tolerance, and monitors our legal activity and associated risk.
The Dodd-Frank Act also mandated that stress tests be developed and performed to ensure that financial institutions have sufficient capital to absorb losses and support operations during multiple economic and bank scenarios. Bank holding companies with total consolidated assets between $10 billion and $50 billion, including BancShares, will undergo annual company-run stress tests. As directed by the Federal Reserve, summaries of BancShares’ results in the severely adverse stress tests will be available to the public starting in June 2015. Through the stress testing program that has been implemented, BancShares and FCB will comply with current regulations. The results of stress testing activities will be considered by our Risk Committee in combination with other risk management and monitoring practices to maintain an effective risk management program.
Mortgage reform rules mandated by the Dodd-Frank Act became effective in January 2014 and require lenders to make a reasonable, good faith determination of a borrower's ability to repay any consumer credit transaction secured by a dwelling and to limit prepayment penalties. Increased risks of legal challenge, private rights of action and regulatory enforcement activities are presented by these rules. BancShares implemented the required systems, process, procedural and product changes prior to the effective dates of the new rules. We have modified our underwriting standards to ensure compliance with the ability to repay requirements. Historical performance and conservative underwriting of impacted loan portfolios mitigates the risks of non-compliance.
In response to the Dodd-Frank Act, the FDIC significantly raised the formula used to calculate the FDIC insurance assessment paid by each FDIC-insured institution. The new formula was effective April 1, 2011, and changed the assessment base from deposits to total assets less equity, resulting in larger assessments to banks with large levels of non-deposit funding. The revised assessment formula considers the level of higher-risk consumer loans and higher-risk commercial and industrial loans and securities, treating them as risk factors that may result in incremental insurance costs. Reporting of these assets under the final definitions was effective April 1, 2013. The new reporting requirement required BancShares to implement process and system changes to identify and report these higher-risk assets, but did not have an immediate material impact on the FDIC insurance assessment paid by or the operating results of BancShares.
The Dodd-Frank Act also imposed new regulatory capital requirements for banks that will result in the disallowance of qualified trust preferred capital securities as tier 1 capital. As of December 31, 2013, BancShares had $93.5 million in trust preferred capital securities that were included in tier 1 capital. Based on the Inter-Agency Capital Rule Notice, 75 percent, or $70.1 million of BancShares' trust preferred capital securities will be excluded from tier 1 capital beginning January 1, 2015, with the remaining 25 percent, or $23.4 million excluded beginning January 1, 2016.
The Sarbanes-Oxley Act of 2002 (SOX Act) mandated important new corporate governance, financial reporting and disclosure requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. The SOX Act established new responsibilities for corporate chief executive officers, chief financial officers and audit committees, and it created a new regulatory body to oversee auditors of public companies. The SOX Act also mandated new enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. Additionally, the SOX Act increased the opportunity for private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.
 The SOX Act required various securities exchanges, including the NASDAQ Global Select Market, to prohibit the listing of the stock of an issuer unless that issuer maintains an independent audit committee. In addition, the securities exchanges imposed various corporate governance requirements, including the requirement that various corporate matters (including executive compensation and board nominations) be approved, or recommended for approval by the issuer’s full board of directors, by directors of the issuer who are “independent” as defined by the exchanges’ rules or by committees made up of “independent” directors. Since BancShares’ Class A common stock is a listed stock, BancShares is subject to those provisions of the Act and to corporate governance requirements of the NASDAQ Global Select Market. The economic and operational effects of the SOX Act on public companies, including BancShares, have been and will continue to be significant in terms of the time, resources and costs required to achieve compliance.

The USA Patriot Act of 2001 (Patriot Act) was enacted to strengthen the ability of United States law enforcement and the intelligence community to work cohesively to combat terrorism. The Patriot Act contained sweeping anti-money laundering and financial transparency laws which required various new regulations, including standards for verifying customer identification at account opening and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The Patriot Act required financial institutions to adopt new policies and procedures to combat money laundering and granted the Secretary of the Treasury broad authority to establish regulations and impose requirements and restrictions on financial institutions’ operations.

The Gramm-Leach-Bliley Act (GLB Act) adopted by Congress during 1999 expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. The GLB Act permitted bank holding companies to become “financial holding companies” and expanded activities in which banks and bank holding companies may participate, including opportunities to affiliate with securities firms and insurance companies. BancShares became a financial holding company during 2000.

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

BancShares is required to comply with the capital adequacy standards established by the FRB, and FCB is subject to capital adequacy standards established by the FDIC. The FRB and FDIC have promulgated risk-based capital and leverage capital guidelines for determining the adequacy of the capital of a bank holding company or a bank. All applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance with these capital requirements.

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

Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered bank that has a total capital ratio of 10.0 percent or greater, a tier 1 capital ratio of 6.0 percent or greater, a leverage ratio of 5.0 percent or greater and is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well-capitalized.” As of December 31, 2013, FCB is well-capitalized.

Under regulations of the FRB, all FDIC-insured banks must maintain daily reserves against their transaction accounts. Because required reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank or with a qualified correspondent bank, the effect of the reserve requirement is to reduce the amount of FCB's assets that are available for lending or other investment activities.

With respect to acquired loans and other real estate that are subject to various loss share agreements, the FDIC also has responsibility for reviewing and approving various reimbursement claims we submit for losses or expenses we have incurred in conjunction with the resolution of acquired assets.

FCB is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of certain transactions with affiliate entities. The total amount of transactions with a single affiliate is limited to 10 percent of capital and surplus and, for all affiliates, to 20 percent of capital and surplus. Certain of the transactions among affiliates must also meet specified collateral requirements and must comply with other provisions of Section 23A designed to avoid transfers of low-quality assets between affiliates. FCB is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Unfavorable economic conditions could adversely affect our business
BancShares’ business is subject to periodic fluctuations based on national, regional and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on BancShares’ operations and financial condition. BancShares’ banking operations are locally oriented and community-based. Accordingly, BancShares expects to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets it serves. Unfavorable changes in unemployment, real estate values, interest rates and other factors, could weaken the economies of the communities BancShares serves. Weakness in BancShares’ market area could have an adverse impact on our earnings, and consequently our financial condition and capital adequacy.

Weakness in real estate markets and exposure to junior liens have adversely impacted our business and our results of operations and may continue to do so

Real property collateral values have declined due to weaknesses in real estate sales activity. That risk, coupled with delinquencies and losses on various loan products caused by high rates of unemployment and underemployment, has resulted in losses on loans that, while adequately collateralized at the time of origination, are no longer fully secured. Our continuing exposure to under-collateralization is concentrated in our non-commercial revolving mortgage loan portfolio. Approximately two-thirds of the revolving mortgage portfolio is secured by junior lien positions and lower real estate values for collateral underlying these loans has, in many cases, caused the outstanding balance of the senior lien to exceed the value of the collateral, resulting in a junior lien loan that is in effect unsecured. A large portion of our losses within the revolving mortgage portfolio has arisen from junior lien loans due to inadequate collateral values.

Further declines in collateral values, unfavorable economic conditions and sustained high rates of unemployment could result in greater delinquency, write-downs or charge-offs in future periods, which could have a material adverse impact on our results of operations and capital adequacy.

Accounting for acquired assets may result in earnings volatility

Fair value discounts that are recorded at the time an asset is acquired are accreted into interest income based on accounting principles generally accepted in the United States of America. The rate at which those discounts are accreted is unpredictable, the result of various factors including prepayments and credit quality improvements. Post-acquisition deterioration results in the recognition of provision expense and allowance for loan and lease losses. Additionally, the income statement impact of adjustments to the indemnification asset may occur over a shorter period of time than the adjustments to the covered assets.

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

Reimbursements under loss share agreements are subject to FDIC oversight and interpretation and contractual term limitations

The FDIC-assisted transactions include loss share agreements that provide significant protection to FCB from the exposures to prospective losses on certain assets. Generally, losses on single family residential loans are covered for ten years. All other loans are generally covered for five years. During the third quarter of 2014, loss share protection will expire for non-single family residential loans acquired from Temecula Valley Bank and Venture Bank. During the first quarter of 2015, loss share protection will expire for non-single family residential loans acquired from First Regional Bank and Sun American Bank. Protection for all other covered assets extends beyond December 31, 2015.

The loss share agreements impose certain obligations on us, including obligations to manage covered assets in a manner consistent with prudent business practices and in accordance with the procedures and practices that we customarily use for assets that are not covered by loss share agreements. We are required to report detailed loan level information and file requests for reimbursement of covered losses and expenses on a quarterly basis. In the event of noncompliance, delay or disallowance of some or all of our rights under those agreements could occur, including the denial of reimbursement for losses and related collection costs. Certain loss share agreements contain contingencies that require that we pay the FDIC in the event aggregate losses are less than a pre-determined amount.

Loans and leases covered under loss share agreements represent 7.8 percent of total loans and leases as of December 31, 2013. As of December 31, 2013, we expect to receive cash payments from the FDIC totaling $38.4 million over the remaining lives of the respective loss share agreements, exclusive of $109.4 million we will owe the FDIC for settlement of the contingent payments.

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

Merger integration may be disruptive

On January 1, 2014, 1st Financial Services Corporation (1st Financial) was merged into FCB. During the second quarter of 2014, FCB will convert the 1st Financial systems to FCB systems. Complications in the conversion of operating systems, data processing systems and products may result in the loss of customers, damage to our reputation, operational problems, one-time costs currently not anticipated, or reduced cost savings resulting from the merger. The integration could result in higher than expected deposit attrition, loss of key employees, disruption of our business or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition.

We are subject to extensive oversight and regulation that continues to change

We and FCB are subject to extensive federal and state banking laws and regulations. These laws and regulations focus on the protection of depositors, federal deposit insurance funds and the banking system as a whole rather than the protection of security holders. Federal and state banking regulators possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums, increased expenses, reductions in fee income and limitations on activities that could have a material adverse effect on our results of operations.

In July 2013, Bank regulatory agencies approved new global regulatory capital guidelines (Basel) aimed at strengthening existing capital requirements for bank holding companies through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and balance sheet exposure. BancShares will be under the new requirements effective January 1, 2015, subject to a transition period for several aspects of the rule. When fully implemented in January 2019, we will be required to maintain a ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets, totaling 7.0 percent. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent and includes a minimum leverage ratio of 4.0 percent.

The Dodd-Frank Act instituted significant changes to the overall regulatory framework for financial institutions, including the creation of the Consumer Financial Protection Bureau. Additionally, trust preferred securities that currently qualify as tier 1 capital will be fully disallowed by January 1, 2016.

We encounter significant competition

We compete with other banks and specialized financial service providers in our market areas. Our primary competitors include local, regional and national banks, credit unions, commercial finance companies, various wealth management providers, independent and captive insurance agencies, mortgage companies and non-bank providers of financial services. Some of our larger competitors, including banks that have a significant presence in our market areas, have the capacity to offer products and services we do not offer. Some of our competitors operate in a regulatory environment that is less stringent than the one in which we operate, and certain competitors are not subject to federal and state income taxes. The fierce competitive pressure that we face adversely affects pricing for many of our products and services.

Our financial condition could be adversely affected by the soundness of other financial institutions

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to numerous financial service providers, including banks, brokers and dealers in securities and other financial service providers. Transactions with other financial institutions expose us to credit risk in the event of counterparty default.

We are subject to interest rate risk

Our results of operations and cash flows are highly dependent upon net interest income. Interest rates are sensitive to economic and market conditions that are beyond our control, including the actions of the Federal Reserve Board’s Federal Open Market Committee. Changes in monetary policy could influence interest income and interest expense as well as the fair value of our financial assets and liabilities. If changes in interest rates on our interest-earning assets are not equal to the changes in interest rates on our interest-bearing liabilities, our net interest income and, therefore, our net income could be adversely impacted.

Although we maintain an interest rate risk monitoring system, the forecasts of future net interest income are estimates and may be inaccurate. Actual interest rate movements may differ from our forecasts, and unexpected actions by the Federal Open Market Committee may have a direct impact on market interest rates.

Our current level of balance sheet liquidity may come under pressure

Our deposit base represents our primary source of core funding and balance sheet liquidity. We normally have the ability to stimulate core deposit growth through reasonable and effective pricing strategies. However, in circumstances where our ability to generate needed liquidity is impaired, we need access to noncore funding such as borrowings from the Federal Home Loan Bank and the Federal Reserve, Federal Funds purchased and brokered deposits. While we maintain access to noncore funding sources, we are dependent on the availability of collateral and the counterparty’s willingness and ability to lend.

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

Our business could suffer if we fail to attract and retain skilled employees

FCB's success depends primarily on our ability to attract and retain key employees. Competition is intense for employees who we believe will be successful in developing and attracting new business and/or managing critical support functions for FCB. We may not be able to hire the best employees or retain them for an adequate period of time after their hire date.

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

We use accounting estimates in the preparation of our financial statements

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the financial statements. Significant estimates include the allowance for loan and lease losses, the fair values of acquired loans and other real estate owned (OREO) at acquisition date and cash flow projections in subsequent periods, pension plan assumptions, and the related receivable from and payable to the FDIC for loss share agreements. Due to the uncertainty of the circumstances relating to these estimates, we may experience more adverse outcomes than originally estimated. The allowance for loan and lease losses may need to be significantly increased based on future events. The actual losses or expenses on loans or the losses or expenses not covered under the FDIC agreements may differ from the recorded amounts, resulting in charges that could materially affect our results of operations.

Accounting standards may change

The Financial Accounting Standards Board and the Securities and Exchange Commission periodically modify the standards that govern the preparation of our financial statements. The nature of these changes is not predictable and could impact how we record transactions in our financial statements, which could lead to material changes in assets, liabilities, shareholders’ equity, revenues, expenses and net income. In some cases, we could be required to apply new or revised standards retroactively, resulting in changes to previously-reported financial results or a cumulative adjustment to retained earnings. Application of new accounting rules or standards could require us to implement costly technology changes.

Our ability to grow is contingent on capital adequacy

Based on existing capital levels, BancShares and FCB are well-capitalized under current leverage and risk-based capital standards. Our prospective ability to grow is contingent on our ability to generate sufficient capital to remain well-capitalized under current and future capital adequacy guidelines.

Historically, our primary capital sources have been retained earnings and debt issued through both private and public markets including trust preferred securities and subordinated debt. Beginning January 1, 2015, provisions of the Dodd-Frank Act eliminate 75 percent of our trust preferred capital securities from tier 1 capital with the remaining 25 percent phased out January 1, 2016.

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

The market price of our stock may be volatile

Although publicly traded, our common stock has less liquidity and public float than other large publicly traded financial services companies as well as companies listed on the NASDAQ National Market System. Low liquidity increases the price volatility of our stock and could make it difficult for our shareholders to sell or buy our common stock at specific prices.

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

BancShares relies on dividends from FCB

As a financial holding company, BancShares is a separate legal entity from FCB. BancShares derives considerable revenue and cash flow from dividends paid by FCB. The cash flow from these dividends is the primary source that allows BancShares to pay dividends on its common stock and interest and principal on its debt obligations. North Carolina state law limits the amount of dividends that FCB may pay to BancShares. In the event FCB is unable to pay dividends to BancShares for an extended period of time, BancShares may not be able to service its debt obligations or pay dividends on its common stock.

Our recorded goodwill may become impaired

As of December 31, 2013, we had $102.6 million of goodwill recorded as an asset on our balance sheet. We test goodwill for impairment at least annually, and the impairment test compares the estimated fair value of a reporting unit with its net book value. We also test goodwill for impairment when certain events occur, such as a significant decline in our expected future cash flows, a significant adverse change in the business climate or a sustained decline in the price of our common stock. These tests may result in a write-off of goodwill deemed to be impaired, which could have a significant impact on our results of operations, but would not impact our capital ratios since capital ratios are calculated using tangible capital amounts.

Item 2. Properties

As of December 31, 2013, FCB operated branch offices at 397 locations in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Florida, Georgia, Texas, Arizona, California, New Mexico, Colorado, Oregon, Washington, Oklahoma, Kansas, Missouri and Washington, DC. FCB owns many of the buildings and leases other facilities from third parties.

BancShares' headquarters facility, a nine-story building with approximately 163,000 square feet, is located in suburban Raleigh, North Carolina. In addition, we occupy a separate facility in Raleigh that serves as our data and operations center.

Additional information relating to premises, equipment and lease commitments is set forth in Note E of BancShares’ Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BancShares has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share. BancShares’ Class A common stock is listed on the NASDAQ Global Select Market under the symbol FCNCA. The Class B common stock is traded on the over-the-counter market and quoted on the OTC Bulletin Board under the symbol FCNCB. As of December 31, 2013, there were 1,617 holders of record of the Class A common stock and 286 holders of record of the Class B common stock. The market for Class B common stock is extremely limited. On many days, there is no trading and, to the extent there is trading, it is generally low in volume.

The average monthly trading volume for the Class A common stock was 196,133 shares for the fourth quarter of December 31, 2013, and 279,383 shares for the year ended December 31, 2013. The Class B common stock monthly trading volume averaged 2,133 shares in the fourth quarter of December 31, 2013, and 2,225 shares for the year ended December 31, 2013.

The per share cash dividends declared by BancShares on both the Class A and Class B common stock and the high and low sales prices for each quarterly period during December 31, 2013, and December 31, 2012, are set forth in the following table.

	2013				2012
	Fourth quarter	Third quarter	Second quarter	First quarter	Fourth quarter	Third quarter	Second quarter	First quarter
Cash dividends (Class A and Class B)	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30	$0.30
Class A sales price
High	226.07	212.30	204.76	182.21	174.03	169.70	181.62	185.42
Low	201.64	194.39	179.22	166.49	156.48	160.89	161.22	164.70
Class B sales price
High	211.84	199.39	192.46	174.18	167.69	179.34	182.99	183.98
Low	185.38	181.69	171.20	162.88	158.00	159.41	161.11	172.75

Sales prices for Class A common were obtained from the NASDAQ Global Select Market. Sales prices for Class B common were obtained from the OTC Bulletin Board.

A cash dividend of 30 cents per share was declared by the Board of Directors on January 28, 2014, payable on April 7, 2014, to holders of record as of March 17, 2014. Payment of dividends is made at the discretion of the Board of Directors and is contingent upon satisfactory earnings as well as projected future capital needs. BancShares’ principal source of liquidity for payment of shareholder dividends is the dividend it receives from FCB. FCB is subject to various requirements under federal and state banking laws that restrict the payment of dividends and its ability to lend to BancShares. Subject to the foregoing, it is currently management’s expectation that comparable cash dividends will continue to be paid in the future.

During the second quarter of 2013, our board granted authority to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, beginning on July 1, 2013, and continuing through June 30, 2014. As of December 31, 2013, no purchases had occurred pursuant to that authorization. As of December 31, 2013, under the existing plan that expires June 30, 2014, BancShares had the ability to purchase 100,000 and 25,000 additional shares of Class A and Class B common stock, respectively.

During 2012, our Board of Directors granted authority and approved a plan to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, during the period from July 1, 2012, through June 30, 2013. That authority replaced similar plans approved by the Board during 2011 that were in effect during the twelve months preceding July 1, 2012. Pursuant to those plans, during 2012, we purchased and retired an aggregate of 56,276 shares of Class A common stock and 100 shares of Class B common stock. During 2013, BancShares purchased and retired 1,973 shares of Class A common stock pursuant to the July 1, 2012, authorization. Additionally, under separate authorizations, during 2012, BancShares purchased and retired 606,829 shares of Class B common stock in privately negotiated transactions, including purchases of 593,954 shares from a director and certain of her related interests. The purchase of these shares was approved by the Board of Directors at a price approved by an independent committee of the Board.

The following tables indicate that no shares of Class A or Class B common stock were purchased by BancShares during the three months ended December 31, 2013. The tables also indicate the number of shares that may be purchased under publicly announced plans.

Class A common stock	Total number of shares purchases	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Purchases from October 1, 2013, through October 31, 2013	—	$—	—	100,000
Purchases from November 1, 2013, through November 30, 2013	—	—	—	100,000
Purchases from December 1, 2013, through December 31, 2013	—	—	—	100,000
Total	—	$—	—	100,000

Class B common stock
Purchases from October 1, 2013, through October 31, 2013	—	$—	—	25,000
Purchases from November 1, 2013, through November 30, 2013	—	—	—	25,000
Purchases from December 1, 2013, through December 31, 2013	—	—	—	25,000
Total	—	$—	—	25,000

The following graph compares the cumulative total shareholder return (CTSR) of our Class A common stock during the previous five years with the CTSR over the same measurement period of the Nasdaq-Banks Index and the Nasdaq-U.S. Index. Each trend line assumes that $100 was invested on December 31, 2008, and that dividends were reinvested for additional shares.

Table 1
FINANCIAL SUMMARY AND SELECTED AVERAGE BALANCES AND RATIOS

	2013	2012	2011	2010	2009
	(dollars in thousands, except share data)
SUMMARY OF OPERATIONS
Interest income	$796,804	$1,004,836	$1,015,159	$969,368	$738,159
Interest expense	56,618	90,148	144,192	195,125	227,644
Net interest income	740,186	914,688	870,967	774,243	510,515
Provision for loan and lease losses	(32,255)	142,885	232,277	143,519	79,364
Net interest income after provision for loan and lease losses	772,441	771,803	638,690	630,724	431,151
Gains on acquisitions	—	—	150,417	136,000	104,434
Noninterest income	263,603	189,300	313,949	270,214	299,017
Noninterest expense	771,380	766,933	792,925	733,376	651,503
Income before income taxes	264,664	194,170	310,131	303,562	183,099
Income taxes	96,965	59,822	115,103	110,518	66,768
Net income	$167,699	$134,348	$195,028	$193,044	$116,331
Net interest income, taxable equivalent	$742,846	$917,664	$874,727	$778,382	$515,446
PER SHARE DATA
Net income	$17.43	$13.11	$18.80	$18.50	$11.15
Cash dividends	1.20	1.20	1.20	1.20	1.20
Market price at period end (Class A)	222.63	163.50	174.99	189.05	164.01
Book value at period end	215.89	193.75	180.97	166.08	149.42
SELECTED PERIOD AVERAGE BALANCES
Total assets	$21,300,800	$21,077,444	$21,135,572	$20,841,180	$17,557,484
Investment securities	5,206,000	4,698,559	4,215,761	3,641,093	3,412,620
Loans and leases (acquired and originated)	13,163,743	13,560,773	14,050,453	13,865,815	12,062,954
Interest-earning assets	19,433,947	18,974,915	18,824,668	18,458,160	15,846,514
Deposits	17,947,996	17,727,117	17,776,419	17,542,318	14,578,868
Interest-bearing liabilities	13,910,299	14,298,026	15,044,889	15,235,253	13,013,237
Long-term obligations	462,203	574,721	766,509	885,145	753,242
Shareholders' equity	$1,942,108	$1,915,269	$1,811,520	$1,672,238	$1,465,953
Shares outstanding	9,618,952	10,244,472	10,376,445	10,434,453	10,434,453
SELECTED PERIOD-END BALANCES
Total assets	$21,199,091	$21,283,652	$20,997,298	$20,806,659	$18,466,063
Investment securities	5,388,610	5,227,570	4,058,245	4,512,608	2,932,765
Loans and leases:
Acquired	1,029,426	1,809,235	2,362,152	2,007,452	1,173,020
Originated	12,104,298	11,576,115	11,581,637	11,480,577	11,644,999
Interest-earning assets	19,428,929	19,142,433	18,529,548	18,487,960	16,541,425
Deposits	17,874,066	18,086,025	17,577,274	17,635,266	15,337,567
Interest-bearing liabilities	13,654,436	14,213,751	14,548,389	15,015,446	13,561,924
Long-term obligations	510,769	444,921	687,599	809,949	797,366
Shareholders' equity	$2,076,675	$1,864,007	$1,861,128	$1,732,962	$1,559,115
Shares outstanding	9,618,941	9,620,914	10,284,119	10,434.453	10,434.453
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.79%	0.64%	0.92%	0.93%	0.66%
Rate of return on average shareholders' equity (annualized)	8.63	7.01	10.77	11.54	7.94
Net yield on interest-earning assets (taxable equivalent)	3.82	4.84	4.65	4.22	3.25
Allowance for loan and lease losses to total loans and leases:
Acquired	5.20	7.74	3.78	2.55	0.30
Originated	1.49	1.55	1.56	1.54	1.45
Nonperforming assets to total loans and leases and other real estate at period end:
Acquired	7.02	9.26	17.95	12.87	16.59
Originated	0.74	1.15	0.89	1.14	0.85
Tier 1 risk-based capital ratio	14.92	14.27	15.41	14.86	13.34
Total risk-based capital ratio	16.42	15.95	17.27	16.95	15.59
Leverage capital ratio	9.82	9.23	9.90	9.18	9.54
Dividend payout ratio	6.88	9.15	6.38	6.49	10.76
Average loans and leases to average deposits	73.34	76.50	79.04	79.04	82.74
Average loan and lease balances include nonaccrual loans and leases. See discussion of issues affecting comparability of financial statements under the caption FDIC-Assisted Transactions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following is a summary of our critical accounting policies that are material to our consolidated financial statements and are highly dependent on estimates and assumptions.

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
During 2013, we implemented enhancements to our modeling methodology for estimating the general reserve component of the ALLL. Specifically for the originated commercial loans and leases segment, we refined our modeling methodology by increasing the granularity of the historical net loss data used to develop the applicable loss rates by utilizing information that further considers the class of the commercial loan and associated risk rating. For the originated noncommercial segment, we refined our modeling methodology to incorporate specific loan classes and delinquency status trends into the loss rates. The enhanced ALLL estimates implicitly include the risk of draws on open lines within each loan class. Management has also further enhanced a qualitative framework for considering economic conditions, loan concentrations and other relevant factors at a loan class level. We believe the methodology enhancements improve the application of historical net loss data and the precision of our segment analysis. These enhancements resulted in reallocations between segments, allocation of the nonspecific allowance to specific loan classes and reallocation of substantially all of the reserve for unfunded commitments into the ALLL. Other than these modifications, the enhancements to the methodology had no material impact on the ALLL.
Acquired loans are recorded at fair value at acquisition date. Amounts deemed uncollectible at acquisition date become part of the fair value calculation and are excluded from the ALLL. Following acquisition, we routinely review acquired loans to determine if changes in estimated cash flows have occurred. Subsequent decreases in the amount expected to be collected may result in a provision for loan and lease losses with a corresponding increase in the ALLL. Subsequent increases in the amount expected to be collected result in a reversal of any previously recorded provision for loan and lease losses and related ALLL, if any, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded. Proportional adjustments are also recorded to the FDIC receivable for acquired loans if the timing of the projected loss will result in the loss being covered by loss share agreements.
Management continuously monitors and actively manages the credit quality of the entire loan portfolio and recognizes provision expense to maintain the allowance at an appropriate level. Specific allowances for impaired loans are determined by analyzing estimated cash flows discounted at a loan's original rate or collateral values in situations where we believe repayment is dependent on collateral liquidation. Substantially all impaired loans are collateralized by real property.

Management considers the established allowance adequate to absorb losses that relate to loans and leases outstanding at December 31, 2013, although future additions may be necessary based on changes in economic conditions, collateral values, erosion of the borrower's access to liquidity and other factors. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated and additions to the allowance may be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. These agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

Fair value estimates. BancShares reports investment securities available for sale and interest rate swaps accounted for as cash flow hedges at fair value. At December 31, 2013, the percentage of total assets and total liabilities measured at fair value on a recurring basis was 25.4 percent and less than 1.0 percent, respectively. The fair values of assets and liabilities carried at fair value on a recurring basis are estimated using various model-based valuation techniques. At December 31, 2013, no assets or liabilities measured at fair value on a recurring basis were based on significant nonobservable inputs. Certain other assets are reported at fair value on a nonrecurring basis, including loans held for sale, impaired loans and other real estate owned (OREO). See Note L “Estimated Fair Values” in the Notes to Consolidated Financial Statements for additional disclosures regarding fair value.

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

Receivable from and payable to the FDIC for loss share agreements. The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value at the acquisition date using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and expenses at the applicable loss share percentages. The receivable from the FDIC is reviewed and updated quarterly as loss estimates and timing of estimated cash flows related to covered loans and OREO change. Post-acquisition adjustments represent the net change in loss estimates related to covered loans and OREO as a result of changes in expected cash flows and the allowance for loan and lease losses related to covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation may result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of any previously recorded provision for loan and lease losses and related allowance for loan and lease losses, or prospective adjustment to the accretable yield if no provision for loan and lease losses had been recorded previously. Reversal of previously-established allowances result in immediate adjustments to the FDIC receivable to remove amounts that were expected to be reimbursed prior to the improvement. For improvements that increase accretable yield, the FDIC receivable is adjusted over the shorter of the remaining term of the loss share agreement or the life of the covered loan. Other adjustments to the FDIC receivable result from unexpected recoveries of amounts previously charged off, servicing costs that exceed initial estimates and changes to the estimated fair value of OREO.

Certain loss share agreements include clawback provisions that require payments to the FDIC if actual losses and expenses do not exceed a calculated amount. Our estimate of the clawback payments based on current loss and expense projections are recorded as an accrued liability. Projected cash flows are discounted to reflect the estimated timing of the payments to the FDIC.

Pension plan assumptions. BancShares offers a defined benefit pension plan to qualifying employees. The calculation of the benefit obligation, the future value of plan assets, funded status and related pension expense under the pension plan requires the use of actuarial valuation methods and assumptions. The valuations and assumptions used to determine the future value of plan assets and liabilities are subject to management judgment and may differ significantly depending upon the assumptions used. The discount rate used to estimate the present value of the benefits to be paid under the pension plan reflects the interest rate that could be obtained for a suitable investment used to fund the benefit obligation. For the calculation of pension expense, the assumed discount rate equaled 4.00 percent during 2013, and 4.75 percent during 2012. At December 31, 2013, BancShares increased the assumed discount rate on its pension liability to 4.90 percent due to higher long-term interest rates. This rate increase reduced BancShares' calculated benefit obligation as of December 31, 2013, and will lower the 2014 pension expense.

We also estimate a long-term rate of return on pension plan assets that is used to estimate the future value of plan assets. We consider such factors as the actual return earned on plan assets, historical returns on the various asset classes in the plan and projections of future returns on various asset classes. The calculation of pension expense was based on an assumed expected long-term return on plan assets of 7.25 percent during 2013 compared to 7.50 percent in 2012. A reduction in the long-term rate of return on plan assets increases pension expense for periods following the decrease in the assumed rate of return.

The assumed rate of future compensation increases is reviewed annually based on actual experience and future salary expectations. We used an assumed rate of compensation increase of 4.00 percent to calculate pension expense during 2013 and 2012. Assuming other variables remain unchanged, an increase in the rate of future compensation increases results in higher pension expense for periods following the increase in the assumed rate of future compensation increases.

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

EXECUTIVE OVERVIEW

BancShares’ earnings and cash flows are primarily derived from our commercial banking activities. We gather deposits from retail and commercial customers and secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets, including loans and leases, investment securities and overnight investments. We also invest in bank premises, hardware, software, furniture and equipment used to conduct our commercial banking business. We provide treasury services products, cardholder and merchant services, wealth management services and various other products and services typically offered by commercial banks.

BancShares conducts its banking operations through its wholly-owned subsidiary First-Citizens Bank & Trust Company (FCB), a state-chartered bank organized under the laws of the state of North Carolina. Prior to 2011, BancShares also conducted banking activities through IronStone Bank (ISB), a federally-chartered thrift institution. On January 7, 2011, ISB was merged into FCB.

Prior to 2009, we focused on organic growth, delivering our products and services to customers through de novo branch expansion. Beginning in 2009, leveraging on our strong capital and liquidity positions, we participated in six FDIC-assisted transactions involving distressed financial institutions. Each of the FDIC-assisted transactions include indemnification assets, or loss share agreements, that protect us from a substantial portion of the credit and asset quality risk we would otherwise incur. Under GAAP, acquired assets, assumed liabilities and the indemnification asset are recorded at their fair values as of the acquisition date. Subsequent to the acquisition date, the amortization and accretion of premiums and discounts, the recognition of post-acquisition improvement and deterioration and the related accounting for the loss share agreements with the FDIC have contributed to significant income statement volatility. During 2013, in the aggregate, the net impact of assets acquired in the FDIC-assisted transactions has been favorable to current earnings, as recoveries of amounts previously charged off, the reversal of previously-identified impairment and accretion income has exceeded the unfavorable amortization of the receivable from the FDIC for loss share agreements.

On January 1, 2014, FCB completed its merger with 1st Financial Services Corporation (1st Financial) and its wholly-owned banking subsidiary Mountain 1st Bank & Trust Company. In accordance with the acquisition method of accounting, all assets and liabilities were recorded at their fair value as of the acquisition date. As a result of the 1st Financial transaction, during the first quarter of 2014, FCB recorded loans with a fair value of $316.3 million, investment securities with a fair value of $237.4 million and other real estate with a fair value of $11.6 million. The fair value of deposits assumed totaled $631.9 million. FCB paid $10.0 million to acquire 1st Financial, including $8.0 million to acquire the 1st Financial securities that had been issued under the Troubled Asset Relief Program. As a result of the merger, FCB recorded $24.5 million of goodwill. BancShares and FCB remain well-capitalized following the 1st Financial merger.

Various external factors influence the focus of our business efforts, and the results of our operations can change significantly based on those external factors. US economic conditions are improving, but unemployment rates remain high. The rate of economic growth increased during the second half of 2013. Consumer confidence continues to improve, with consumer spending at the highest level of growth in three years. Continued growth in household net worth, driven by increases in home, stock and other asset values, is believed to have positively influenced consumer confidence. As a result of perceived strength in the economy, during December 2013, the Federal Reserve announced its decision to taper its bond-buying program in 2014.

We continue to experience downward pressure on net interest income, resulting from low interest rates and acquired loan payoffs. While improvement in economic conditions contributed to originated loan growth during the second half of 2013, the rapid reduction in our acquired loan portfolio resulted in a net reduction in gross loans during 2013. Low interest rates and competitive loan and deposit pricing have led to narrow interest margins for our originated loan portfolio. The Federal Reserve's continuing efforts to stimulate economic growth has resulted in interest rates remaining at unprecedented low levels, and policymakers have indicated they intend to hold benchmark interest rates stable until 2015. The low interest rate environment and lack of growth continue to adversely affect net interest income.

Improving economic conditions and favorable real estate prices contributed to significant credit quality improvement during 2013. Charge-offs among both acquired and originated loans declined during 2013, and nonperforming assets and delinquencies declined from 2012. Despite these improvements, certain financially-distressed customers continue to experience difficulty meeting their debt service obligations.

Following a comprehensive evaluation of our core technology systems and related business processes during 2012, we concluded that significant investments were required to ensure we are able to meet changing business requirements and to support a growing organization. The project to modernize our systems and associated facilities began in 2013 with phased implementation scheduled through 2016. The project will improve our business continuity and disaster recovery efforts and will ultimately reduce operational risk. The magnitude and scope of this effort is significant with total costs estimated to exceed $100 million.

During the evaluation of our business processes, we identified several services that we concluded were not critical to our long-term strategic objectives. During the first quarter of 2013, we sold our rights and most of our obligations under various service agreements with client banks, some of which are controlled by Related Persons. We continue to provide processing services to First Citizens Bank and Trust Company, Inc. (FCB-SC), an entity controlled by Related Persons and our largest client bank.

During 2013, we unveiled an advertising campaign that features a refreshed brand and updated company logo. Our new brand line, Forever First®, symbolizes our commitment to the people, businesses and communities who rely on us to be the best we can be. It is used in all our branches, in print advertising and for our online presence. In the Triangle and greater Charlotte areas of North Carolina, television, radio and outdoor advertising share our brand story. We have also developed two product bundles that are used to target specific customers. Your Family First was developed for financially-active families, while the Your Venture First package was developed for small business customers.

Our balance sheet liquidity position remains strong. While total deposits have seen little change, during the past 2 years, we have seen significant reductions in time deposits, largely offset by growth among demand and money market deposits. We believe that customers continue to desire the safety of bank deposits, but are not willing to invest in time deposits based on expectations that time deposit rates are likely to increase.

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

Financial institutions continue to face challenges resulting from implementation of legislative and governmental reforms to stabilize the financial services industry and provide added consumer protection. In July 2013, Bank regulatory agencies approved new global regulatory capital guidelines (Basel) aimed at strengthening existing capital requirements for bank holding companies through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and balance sheet exposure. BancShares will be subject to the requirements of Basel effective January 1, 2015, subject to a transition period for several aspects of the rule. Table 2 describes the minimum and well-capitalized requirements for the transitional period beginning during 2016 and the fully-phased-in requirements that become effective during 2019. As of December 31, 2013, BancShares' tier 1 common equity ratio, was 14.3 percent, compared to the fully-phased in well-capitalized minimum of 9.0 percent, which includes the 2.5 percent minimum conservation buffer.

Table 2
BASEL CAPITAL REQUIREMENTS

Basel final rules	Basel minimum requirement 2016	Basel well capitalized 2016	Basel minimum requirement 2019	Basel well capitalized 2019
Leverage ratio	4.00%	5.00%	4.00%	5.00%
Common equity tier 1	4.50	6.50	4.50	6.50
Common equity plus conservation buffer	5.13	7.13	7.00	9.00
Tier 1 capital ratio	6.00	8.00	6.00	8.00
Total capital ratio	8.00	10.00	8.00	10.00
Total capital ratio plus conservation buffer	8.63	10.63	10.50	12.50

Although we are unable to control the external factors that influence our business, by maintaining high levels of balance sheet liquidity, prudently managing our interest rate exposures, ensuring our capital positions remain strong and actively monitoring asset quality, we seek to minimize the potentially adverse risks of unforeseen and unfavorable economic trends and take advantage of favorable economic conditions and opportunities when appropriate.

EARNINGS SUMMARY

BancShares’ reported earnings for 2013 of $167.7 million, or $17.43 per share, compared to $134.3 million, or $13.11 per share during 2012. The annualized returns on average assets and equity amounted to 0.79 percent and 8.63 percent, respectively, during 2013, compared to 0.64 percent and 7.01 percent for 2012. The increase in net income in 2013 was due to a reduction in the provision for loan and lease losses and higher noninterest income, partially offset by lower net interest income.

Net interest income decreased $174.5 million from $914.7 million in 2012 to $740.2 million in 2013, primarily due to acquired loan shrinkage resulting in lower accretion income. The taxable-equivalent net yield on interest-earning assets decreased 102 basis points from 4.84 percent in 2012 to 3.82 percent in 2013. Lower accreted loan discounts resulting from payments on acquired loans significantly impacted the taxable-equivalent net yield on interest-earning assets during 2013 and 2012. Accretion income will continue to decrease in future periods as acquired loan balances continue to decline.

BancShares recorded a $32.3 million credit to provision for loan and lease losses during 2013, compared to provision expense of $142.9 million during 2012. Provision expense declined for both acquired loans and originated loans during 2013. The credit to provision expense related to acquired loans totaled $51.5 million during 2013, compared to provision expense of $100.8 million during 2012, a $152.4 million favorable change. The significant reduction in provision expense for acquired loans resulted from lower current impairment, credit quality improvements and payoffs of acquired loans for which an allowance had previously been established. Provision expense for originated loans totaled $19.3 million during 2013, compared to $42.0 million during 2012, a reduction of $22.8 million, resulting from lower net charge-offs and credit quality improvements in the originated portfolio.

For 2013, noninterest income increased $74.3 million from 2012 primarily resulting from higher acquired loan recoveries, a favorable reduction in the adjustments to the FDIC receivable and the sale of a large portion of our client bank processing. These favorable changes were partially offset by lower fees from processing services.

Noninterest expense increased $4.4 million, or 0.6 percent for 2013, when compared to 2012. The increase resulted from increases in pension, consulting and advertising expense, partially offset by lower foreclosure-related expenses.

Operating results related to acquired assets were favorable during 2013 and improved when compared to 2012. The significant reduction in the provision for loan and lease losses related to acquired assets, combined with improved noninterest income resulting from recoveries of acquired loans previously charged off and lower amortization expense related to the FDIC receivable more than offset the impact of lower accretion income. We expect the income statement impact of acquired assets will decrease in future periods as acquired loan balances decline.

Results from our non-acquired bank operations were mixed during 2013 when compared to 2012. While provision for loan and lease losses declined for 2013, noninterest expense increased primarily due to higher employee benefits expense and cardholder rewards expense. Net interest income was unchanged from 2012, while noninterest income increased slightly, the net result of improved cardholder and merchant income, offset by lower fees from processing services.

FDIC-ASSISTED TRANSACTIONS

FDIC-assisted transactions provided us significant growth opportunities from 2009 through 2011 and have continued to provide significant contributions to our results of operations. These transactions allowed us to increase our presence in existing markets and to expand our banking presence to adjacent markets. Each of the FDIC-assisted transactions included loss share agreements that, for the term of the loss share agreement, protect us from a substantial portion of the credit and asset quality risk we would otherwise incur.

Balance sheet impact. Table 3 provides information regarding the six FDIC-assisted transactions consummated during 2011, 2010 and 2009.
Table 3
FDIC-ASSISTED TRANSACTIONS

Entity	Date of transaction	Fair value of loans acquired
		(dollars in thousands)
Colorado Capital Bank (CCB)	July 8, 2011	$320,789
United Western Bank (United Western)	January 21, 2011	759,351
Sun American Bank (SAB)	March 5, 2010	290,891
First Regional Bank (First Regional)	January 29, 2010	1,260,249
Venture Bank (VB)	September 11, 2009	456,995
Temecula Valley Bank (TVB)	July 17, 2009	855,583
Total		$3,943,858
Carrying value of acquired loans as of December 31, 2013		$1,029,426

Income statement impact. The six FDIC-assisted transactions created acquisition gains recognized at the time of each respective transaction. No acquisition gains were recorded during 2013 and 2012, compared to $150.4 million in 2011. During 2013 and 2012, acquired loans resulting from the FDIC-assisted transactions have had a significant impact on interest income, provision for loan and lease losses and noninterest income. Due to the many factors that can affect the amount of income or expense related to acquired loans recognized in a given period, these components of net income are not easily predictable for future periods. Variations among these items may affect the comparability of various components of net income.

The amount of accretable yield related to acquired loans changes when the estimated cash flows expected to be collected change. The recognition of accretion income, which is included in interest income, may be accelerated in the event of unscheduled payments and various other post-acquisition events. For 2013, accretion income on acquired loans equaled $224.7 million, compared to $304.0 million during 2012 and $319.4 million during 2011. Accretion income continues to decline as acquired loan balances are repaid.

Total provision for loan and lease losses related to acquired loans decreased by $152.4 million from provision expense of $100.8 million in 2012 to a provision credit of $51.5 million in 2013. The decrease in the provision for acquired loan losses in 2013 is the result of reversal of previously identified impairment for post-acquisition deterioration and payoffs of loans for which an allowance had been established.

During 2013, the net adjustment to the FDIC receivable for post-acquisition improvements and deterioration in acquired assets resulted in a net reduction to the FDIC receivable and noninterest income of $72.3 million, compared to a net reduction in the receivable and a corresponding reduction in noninterest income of $101.6 million during 2012. For 2013, other noninterest income included $29.7 million of acquired loan recoveries, an increase of $19.2 million over 2012.

Expenses related to personnel supporting our acquired loan portfolio, facility and equipment costs, and expenses associated with collection and resolution of acquired loans as well as all income and expenses associated with OREO property covered under loss share agreements are not segregated from corresponding expenses related to originated assets.

Acquisition accounting and issues affecting comparability of financial statements. As estimated exposures related to the acquired assets covered by the loss share agreements change based on post-acquisition events, our adherence to GAAP and accounting policy elections we have made affect the comparability of our current results of operations to earlier periods. Several of the key issues affecting comparability are as follows:

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

▪
Any allowance for loan and lease losses that was previously established for post-acquisition exposure is reversed with a corresponding reduction to provision for loan and lease losses; if no allowance was established in earlier periods, the amount of the improvement in the cash flow projection results in a reclassification from the nonaccretable difference created at the acquisition date to an accretable yield; the newly-identified accretable yield is accreted into income over the remaining life of the loan as interest income;

▪
The FDIC receivable is adjusted immediately for reversals of previously recognized impairment and prospectively for reclassifications from nonaccretable difference to reflect the indemnified portion of the post-acquisition change in exposure; a corresponding reduction in noninterest income is also recorded immediately for reversals of previously established allowances or, for reclassifications from nonaccretable difference, over the shorter of the remaining life of the related loan or relevant loss share agreement;

•
When actual payments received on acquired loans are greater than initial estimates, large nonrecurring discount accretion or reductions in the allowance for loan and lease losses may be recognized during a specific period; discount accretion is recognized as an increase to interest income; reductions in the allowance for loan and lease losses are recorded as a reduction in the provision for loan and lease losses;

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

Receivable from FDIC for loss share agreements. The various terms of each loss share agreement and the components of the receivable from the FDIC is provided in Table 4. As of December 31, 2013, the FDIC receivable included $38.4 million we expect to receive through reimbursements from the FDIC and $55.0 million we expect to recover through prospective amortization of the asset due to post-acquisition improvements in the related loans.

The timing of expected losses on acquired assets is monitored by management to ensure the losses will occur during the respective loss share terms. When projected losses are expected to occur after expiration of the relevant loss share agreement, the FDIC receivable is adjusted to reflect the forfeiture of loss share protection.

Table 4
LOSS SHARE PROVISIONS FOR FDIC-ASSISTED TRANSACTIONS

	Fair value at acquisition date	Losses/expenses incurred through 12/31/2013	Cumulative amount reimbursed by FDIC through 12/31/2013	Carrying value at December 31, 2013		Current portion of receivable due from (to) FDIC for 12/31/2013 filings	Prospective amortization (accretion)
				Receivable from FDIC	Payable to FDIC
Entity
	(dollars in thousands)
TVB - combined losses	$103,558	$194,302	$—	$16,988	$—	$—	$16,988
VB - combined losses	138,963	156,254	123,583	1,988	—	1,421	(1,176)
First Regional - combined losses	378,695	253,481	178,180	15,018	75,828	(8,849)	15,199
SAB - combined losses	89,734	95,876	78,861	10,145	1,543	(2,160)	7,801
United Western
Non-single family residential losses	112,672	111,480	88,866	15,209	16,821	148	6,878
Single family residential losses	24,781	4,529	2,835	11,463	—	789	1,230
CCB - combined losses	155,070	186,354	144,926	22,586	15,186	4,330	8,038
Total	$1,003,473	$1,002,276	$617,251	$93,397	$109,378	$(4,321)	$54,958

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

For First Regional, NSFR losses are covered at 0 percent up to $41.8 million, 80 percent for losses between $41.8 million and $1.02 billion and 95 percent for losses above $1.02 billion. The loss share agreement expires on January 29, 2015, for all First Regional NSFR loans. First Regional has no SFR loans.

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

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier investments typically carry a higher interest rate but expose us to higher levels of market risk.

We have historically focused on maintaining high-asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures. We avoid high-risk industry concentrations, but we do maintain a concentration of owner-occupied real estate loans to borrowers in medical and medical-related fields. Our focus on asset quality also influences the composition of our investment securities portfolio. At December 31, 2013, government agency securities represented 47.2 percent of investment securities available for sale, compared to mortgage-backed securities, which represented 45.4 percent and U.S. Treasury securities, which represented 6.9 percent of the portfolio. The balance of the available-for-sale portfolio includes common stock of other financial institutions and state, county and municipal securities. Overnight investments are with the Federal Reserve Bank and other financial institutions.

Interest-earning assets averaged $19.43 billion for 2013, compared to $18.97 billion for 2012. The increase of $459.0 million, or 2.4 percent, was due to higher levels of investment securities and overnight investments offset, in part, by lower acquired loans.

Loans and leases

Loans and leases totaled $13.13 billion at December 31, 2013, a decrease of $251.6 million, or 1.9 percent, when compared to December 31, 2012. This follows a decrease of $558.4 million, or 4.0 percent, in total loans and leases from December 31, 2011 to December 31, 2012.

Total originated loans increased $528.2 million from $11.58 billion at December 31, 2012, to $12.10 billion at December 31, 2013, after declining $5.5 million from December 31, 2011 to December 31, 2012. Acquired loans totaled $1.03 billion at December 31, 2013, compared to $1.81 billion at December 31, 2012, and $2.36 billion at December 31, 2011. Originated loan demand improved during the second half of 2013, while acquired loan balances continued to decline due to repayments and charge-offs. Table 5 provides the composition of acquired and originated loan and leases for the past five years.

Originated commercial mortgage loans totaled $6.36 billion at December 31, 2013, 52.6 percent of originated loans and leases. The December 31, 2013, balance increased $333.1 million or 5.5 percent since December 31, 2012, and $179.2 million or 3.1 percent between December 31, 2011 and December 31, 2012. The growth reflects our continued focus on small business customers, particularly among medical-related and other professional customers. These loans are underwritten based primarily upon the cash flow from the operation of the business rather than the value of the real estate collateral.

At December 31, 2013, originated revolving mortgage loans totaled $2.11 billion, representing 17.5 percent of total originated loans outstanding, a decrease of $96.8 million or 4.4 percent since December 31, 2012, following a decrease of $86.2 million or 3.8 percent between December 31, 2011 and December 31, 2012. The reduction in revolving mortgage loans over the prior two years is a result of a reduced emphasis on this class of lending, partially resulting from eroded collateral values related to junior lien mortgage loans.

At December 31, 2013, originated commercial and industrial loans equaled $1.08 billion or 8.9 percent of total originated loans and leases, an increase of $42.6 million or 4.1 percent since December 31, 2012. This follows an increase of $19.4 million or 1.9 percent between December 31, 2011 and December 31, 2012. We observed improved demand for commercial and industrial lending during 2013, which we attribute to improving confidence among small businesses.

Originated residential mortgage loans totaled $982.4 million at December 31, 2013, up $159.5 million or 19.4 percent from December 31, 2012. This follows an increase of $38.8 million, or 4.9 percent between December 31, 2011 and December 31, 2012. While the majority of residential mortgage loans that we originated in 2013 were sold to investors, other loans, including affordable housing loans with nonconforming loan-to-value ratios, were retained in the loan portfolio.

Originated leases totaled $381.8 million or 3.2 percent of total originated loans at December 31, 2013, an increase of $51.1 million or 15.4 percent since December 31, 2012. This follows an increase of $17.8 million or 5.7 percent between December 31, 2011 and December 31, 2012.

Table 5
LOANS AND LEASES

	December 31
	2013	2012	2011	2010	2009
	(dollars in thousands)
Acquired loans:
Commercial:
Construction and land development	$78,915	$237,906	$338,873	$368,420	$223,487
Commercial mortgage	642,891	1,054,473	1,260,589	1,089,064	590,399
Other commercial real estate	41,381	107,119	158,394	210,661	21,638
Commercial and industrial	17,254	49,463	113,442	132,477	95,231
Lease financing	—	—	57	—	—
Other	866	1,074	1,330	1,510	2,887
Total commercial loans	781,307	1,450,035	1,872,685	1,802,132	933,642
Noncommercial:
Residential mortgage	213,851	297,926	327,568	74,495	152,309
Revolving mortgage	30,834	38,710	51,552	17,866	—
Construction and land development	2,583	20,793	105,536	105,805	82,555
Consumer	851	1,771	4,811	7,154	4,514
Total noncommercial loans	248,119	359,200	489,467	205,320	239,378
Total acquired loans	1,029,426	1,809,235	2,362,152	2,007,452	1,173,020
Originated loans and leases:
Commercial:
Construction and land development	319,847	309,190	381,163	338,929	541,110
Commercial mortgage	6,362,490	6,029,435	5,850,245	5,505,436	5,311,550
Other commercial real estate	178,754	160,980	144,771	149,710	158,187
Commercial and industrial	1,081,158	1,038,530	1,019,155	1,101,916	1,073,198
Lease financing	381,763	330,679	312,869	301,289	330,713
Other	175,336	125,681	158,369	182,015	195,084
Total commercial loans	8,499,348	7,994,495	7,866,572	7,579,295	7,609.842
Noncommercial:
Residential mortgage	982,421	822,889	784,118	878,792	864,704
Revolving mortgage	2,113,285	2,210,133	2,296,306	2,233,853	2,147,223
Construction and land development	122,792	131,992	137,271	192,954	81,244
Consumer	386,452	416,606	497,370	595,683	941,986
Total noncommercial loans	3,604,950	3,581,620	3,715,065	3,901,282	4,035,157
Total originated loans and leases	12,104,298	11,576,115	11,581,637	11,480,577	11,644,999
Total loans and leases	13,133,724	13,385,350	13,943,789	13,488,029	12,818,019
Less allowance for loan and lease losses	233,394	319,018	270,144	227,765	172,282
Net loans and leases	$12,900,330	$13,066,332	$13,673,645	$13,260,264	$12,645,737

Originated commercial construction and land development loans totaled $319.8 million or 2.6 percent of total originated loans at December 31, 2013, an increase of $10.7 million or 3.4 percent since December 31, 2012. Modest growth during 2013 follows a decrease of $72.0 million, or 18.9 percent between December 31, 2011 and December 31, 2012. Most of the construction portfolio relates to borrowers in North Carolina and Virginia where real estate values have been more stable than in other markets in which we operate.

Originated consumer loans totaled $386.5 million at December 31, 2013, down $30.2 million or 7.2 percent since December 31, 2012. Consumer loans decreased $80.8 million or 16.2 percent between December 31, 2011 and December 31, 2012. This decline is the result of the general contraction in consumer borrowing over the past several years due to weak customer demand and continued run-off in our automobile sales finance portfolio.

At December 31, 2013, acquired commercial mortgage loans totaled $642.9 million, representing 62.5 percent of the total acquired portfolio compared to $1.05 billion at December 31, 2012, and $1.26 billion at December 31, 2011. Acquired residential mortgage loans totaled $213.9 million or 20.8 percent of the acquired portfolio as of December 31, 2013, compared to $297.9 million or 16.5 percent of total acquired loans at December 31, 2012, and $327.6 million or 13.9 percent of total acquired loans at December 31, 2011. Acquired commercial construction and land development loans amounted to $78.9 million, or 7.7 percent of total acquired loans at December 31, 2013, compared to $237.9 million at December 31, 2012, and $338.9 million from December 31, 2011. The changes in acquired loan balances reflect continued reductions of outstanding loans from the FDIC-assisted transactions from payments, charge-offs and foreclosure.

Management believes 2013 loan growth results from improving economic conditions. We expect originated loan growth to continue in 2014 with strengthening economic stability. Loan growth projections are subject to change due to further economic deterioration or improvement and other external factors.

Investment securities

Investment securities available for sale equaled $5.39 billion at December 31, 2013, compared to $5.23 billion at December 31, 2012. Available for sale securities are reported at fair value and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of December 31, 2013, investment securities available for sale had a net unrealized loss of $16.6 million, compared to a net unrealized gain of $33.8 million that existed as of December 31, 2012. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of December 31, 2013.

During 2013, in an effort to protect portfolio market value and profitability in a rising rate environment while not detracting from earnings in the current rate environment, management shifted the asset allocation towards more floating rate securities. A portion of proceeds from matured and called U.S. Government agency and U.S. Treasury securities were reinvested into collateralized mortgage obligations issued by the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. As as result, the carrying value of mortgage-backed securities available for sale, including collateralized mortgage obligations, increased $1.12 billion or 84.0 percent during 2013, while U.S. Government agency securities declined $511.0 million or 16.7 percent and U.S. Treasury securities declined $450.2 million or 54.7 percent. At December 31, 2013, 76.0 percent of the collateralized mortgage obligation portfolio was floating rate and 24.0 percent was fixed rate.

Changes in the total balance of our investment securities portfolio result from trends among loans and leases, deposits and short-term borrowings. Generally, when inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds into the securities portfolio. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow overnight investments to decline and use proceeds from maturing securities to fund loan demand. The total investment securities portfolio book value increased $211.5 million in 2013 largely on lower loan balances. Details of investment securities at December 31, 2013, December 31, 2012 and December 31, 2011, are provided in Table 6.

Table 6
INVESTMENT SECURITIES

	2013				2012		2011
			Average maturity (Yrs./mos.)	Taxable equivalent yield
	Cost	Fair value			Cost	Fair value	Cost	Fair value
	(dollars in thousands)
Investment securities available for sale:
U.S. Treasury
Within one year	$245,510	$245,667	0/8	0.48%	$576,101	$576,393	$811,038	$811,835
One to five years	127,713	127,770	1/7	1.76	247,140	247,239	76,003	75,984
Total	373,223	373,437	1/0	0.92	823,241	823,632	887,041	887,819
Government agency
Within one year	594,446	595,216	0/5	0.83	1,708,572	1,709,520	2,176,527	2,176,143
One to five years	1,948,777	1,949,013	1/11	0.62	1,343,468	1,345,684	415,447	416,066
Total	2,543,223	2,544,229	1/7	0.67	3,052,040	3,055,204	2,591,974	2,592,209
Mortgage-backed securities
Within one year	10,703	10,743	0/9	3.12	3,397	3,456	374	373
One to five years	2,221,351	2,192,285	3/7	1.79	732,614	736,284	56,650	56,929
Five to ten years	254,243	243,845	5/8	2.31	193,500	195,491	90,595	91,077
Over ten years	—	—	—	—	385,700	394,426	150,783	158,842
Total	2,486,297	2,446,873	3/9	1.85	1,315,211	1,329,657	298,402	307,221
State, county and municipal
Within one year	—	—	—	—	486	490	242	244
One to five years	186	187	2/5	7.88	—	—	359	372
Five to ten years	—	—	—	—	60	60	10	10
Over ten years	—	—	—	—	—	—	415	415
Total	186	187	2/5	7.88	546	550	1,026	1,041
Corporate bonds
Within one year	—	—	—	—	—	—	250,476	252,820
Other
One to five years	863	830	4/5	3.8	838	820	—	—
Equity securities	543	22,147	—	—	543	16,365	939	15,313
Total investment securities available for sale	5,404,335	5,387,703			5,192,419	5,226,228	4,029,858	4,056,423
Investment securities held to maturity:
Mortgage-backed securities
Within one year	2	2	0/10	2.72	—	—	—	—
One to five years	831	891	1/4	5.53	1,242	1,309	12	11
Five to ten years	74	81	5/1	7.50	18	11	1,699	1,820
Over ten years	—	—	—	—	82	128	111	149
Total investment securities held to maturity	907	974	1/8	5.69	1,342	1,448	1,822	1,980
Total investment securities	$5,405,242	$5,388,677			$5,193,761	$5,227,676	$4,031,680	$4,058,403
`

Table 7
AVERAGE BALANCE SHEETS

	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars in thousands, taxable equivalent)
Assets
Loans and leases	$13,163,743	$759,261	5.77%	$13,560,773	$969,802	7.15%
Investment securities:
U.S. Treasury	610,327	1,714	0.28	935,135	2,574	0.28
Government agency	2,829,328	12,783	0.45	2,857,714	16,339	0.57
Mortgage-backed securities	1,745,540	22,642	1.30	757,296	14,388	1.90
Corporate bonds	—	—	—	129,827	2,574	1.98
State, county and municipal	276	20	7.25	829	57	6.88
Other	20,529	321	1.56	17,758	340	1.91
Total investment securities	5,206,000	37,480	0.72	4,698,559	36,272	0.77
Overnight investments	1,064,204	2,723	0.26	715,583	1,738	0.24
Total interest-earning assets	19,433,947	$799,464	4.12%	18,974,915	$1,007,812	5.31%
Cash and due from banks	483,186			529,224
Premises and equipment	874,862			876,802
Receivable from FDIC for loss share agreements	168,281			350,933
Allowance for loan and lease losses	(257,791)			(272,105)
Other real estate owned	119,694			172,269
Other assets	478,621			445,406
Total assets	$21,300,800			$21,077,444

Liabilities
Interest-bearing deposits:
Checking With Interest	$2,346,192	$600	0.03%	$2,105,587	$1,334	0.06%
Savings	968,251	482	0.05	874,311	445	0.05
Money market accounts	6,338,622	9,755	0.15	5,985,562	16,185	0.27
Time deposits	3,198,606	23,658	0.74	4,093,347	39,604	0.97
Total interest-bearing deposits	12,851,671	34,495	0.27	13,058,807	57,568	0.44
Short-term borrowings	596,425	2,724	0.46	664,498	5,107	0.77
Long-term obligations	462,203	19,399	4.20	574,721	27,473	4.78
Total interest-bearing liabilities	13,910,299	$56,618	0.41%	14,298,026	$90,148	0.63%
Demand deposits	5,096,325			4,668,310
Other liabilities	352,068			195,839
Shareholders' equity	1,942,108			1,915,269
Total liabilities and shareholders' equity	$21,300,800			$21,077,444
Interest rate spread			3.71%			4.68%
Net interest income and net yield
on interest-earning assets		742,846	3.82%		917,664	4.84%

Loans and leases include acquired loans, originated loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $2,660, $2,976, $3,760, $4,139 and $4,931 for the years 2013, 2012, 2011, 2010 and 2009, respectively.

Table 7
AVERAGE BALANCE SHEETS (continued)

2011			2010			2009
Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
(dollars in thousands, taxable equivalent)

$14,050,453	$970,225	6.91%	$13,865,815	$917,111	6.61%	$12,062,954	$661,750	5.49%

1,347,874	8,591	0.64	2,073,511	25,586	1.23	2,332,228	45,231	1.94
2,084,627	20,672	0.99	894,695	12,852	1.44	576,423	22,767	3.95
320,611	9,235	2.88	163,009	6,544	4.01	108,228	4,812	4.45
426,114	7,975	1.87	487,678	8,721	1.79	342,643	6,283	1.83
3,841	279	7.26	1,926	120	6.23	4,693	431	9.18
32,694	548	1.68	20,274	227	1.12	48,405	1,085	2.24
4,215,761	47,300	1.12	3,641,093	54,050	1.48	3,412,620	80,609	2.36
558,454	1,394	0.25	951,252	2,346	0.25	370,940	731	0.20
18,824,668	$1,018,919	5.41%	18,458,160	$973,507	5.27%	15,846,514	$743,090	4.69%
486,812			535,687			597,443
846,989			844,843			821,961
628,132			630,317			90,427
(241,367)			(189,561)			(162,542)
193,467			160,376			78,924
396,871			401,358			284,757
$21,135,572			$20,841,180			$17,557,484

$1,933,723	$1,679	0.09%	$1,772,298	$1,976	0.11%	$1,547,135	$1,692	0.11%
826,881	1,118	0.14	724,219	1,280	0.18	592,610	684	0.12
5,514,920	21,642	0.39	4,827,021	27,076	0.56	3,880,703	27,078	0.70
5,350,249	77,449	1.45	6,443,916	118,863	1.84	5,585,200	154,305	2.76
13,625,773	101,888	0.75	13,767,454	149,195	1.08	11,605,648	183,759	1.58
652,607	5,993	0.92	582,654	5,189	0.89	654,347	4,882	0.75
766,509	36,311	4.74	885,145	40,741	4.60	753,242	39,003	5.18
15,044,889	$144,192	0.96%	15,235,253	$195,125	1.28%	13,013,237	$227,644	1.75%
4,150,646			3,774,864			2,973,220
128,517			158,825			105,074
1,811,520			1,672,238			1,465,953
$21,135,572			$20,841,180			$17,557,484
		4.45%			3.99%			2.94%

	$874,727	4.65%		$778,382	4.22%		$515,446	3.25%

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities totaled $13.65 billion as of December 31, 2013, down $559.3 million from December 31, 2012, due to continued migration of time deposits to demand deposit products. Average interest-bearing liabilities decreased $387.7 million, or 2.7 percent from 2012 to 2013 due to lower time deposits and the July 2012 early redemption of $150.0 million of trust preferred securities.

Deposits

At December 31, 2013, total deposits equaled $17.87 billion, a decrease of $212.0 million since December 31, 2012. Demand deposits increased $356.1 million during 2013, following an increase of $554.0 million during 2012. Time deposits decreased $699.0 million and $1.05 billion during 2013 and 2012, respectively. Table 8 provides deposit balances as of December 31, 2013, December 31, 2012 and December 31, 2011.

Table 8
DEPOSITS

	December 31
	2013	2012	2011
	(dollars in thousands)
Demand	$5,241,817	$4,885,700	$4,331,706
Checking With Interest	2,445,972	2,363,317	2,103,298
Money market accounts	6,306,942	6,357,309	5,700,981
Savings	1,004,097	905,456	817,285
Time	2,875,238	3,574,243	4,624,004
Total deposits	$17,874,066	$18,086,025	$17,577,274

For 2013, interest-bearing deposits averaged $12.85 billion, a decrease of $207.1 million, or 1.6 percent from 2012. Average time deposits decreased $894.7 million during 2013, with partially offsetting increases in money market accounts.
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

Table 9
MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

December 31, 2013
Time deposits maturing in:	(dollars in thousands)
Three months or less	$319,222
Over three months through six months	166,389
Over six months through 12 months	313,747
More than 12 months	472,349
Total	$1,271,707

Table 10
SHORT-TERM BORROWINGS

	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Master notes
At December 31	$411,907	0.42%	$399,047	0.47%	$375,396	0.55%
Average during year	463,933	0.40	450,269	0.46	383,038	0.54
Maximum month-end balance during year	487,126		477,997		392,648
Repurchase agreements
At December 31	96,960	0.34	111,907	0.29	172,275	0.40
Average during year	108,612	0.29	143,140	0.35	177,983	0.48
Maximum month-end balance during year	120,167		171,967		205,992
Federal funds purchased
At December 31	2,551	0.13	2,551	0.25	2,551	0.25
Average during year	2,551	0.13	2,551	0.13	2,551	0.11
Maximum month-end balance during year	2,551		2,551		2,551
Notes payable to Federal Home Loan Banks
At December 31	—	—	55,000	3.33	65,000	4.79
Average during year	21,329	2.60	68,538	3.69	74,356	4.10
Maximum month-end balance during year	25,000	—	95,000	—	82,000
Other
At December 31	—	—	—	—	—	—
Average during year	—	—	—	—	14,530	—
Maximum month-end balance during year	—		—		20,005

Short-term borrowings

At December 31, 2013, short-term borrowings totaled $511.4 million compared to $568.5 million at December 31, 2012. The decrease in short-term borrowings since December 31, 2012, is due to repayments of FHLB borrowings. Table 10 provides information on short-term borrowings.

Long-term obligations

Long-term obligations equaled $510.8 million at December 31, 2013, up $65.8 million from December 31, 2012. The increase since December 31, 2012, is a result of additional FHLB borrowings.

At December 31, 2013 and December 31, 2012, long-term obligations included $96.4 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, a special purpose entity and the grantor trust for $93.5 million of trust preferred securities. FCB/NC Capital Trust III's trust preferred securities mature in 2036 and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of FCB/NC Capital Trust III. The proceeds from the trust preferred securities were used to purchase the junior subordinated debentures issued by BancShares.

NET INTEREST INCOME

Net interest income for 2013 totaled $740.2 million, a $174.5 million, or 19.1 percent decrease from 2012. Net interest income for 2012 totaled $914.7 million, a $43.7 million increase over the $871.0 million recorded during 2011. The taxable-equivalent net yield on interest-earning assets decreased 102 basis points during 2013 to 3.82 percent from 4.84 percent during 2012, primarily the result of an unfavorable rate variance resulting from lower asset yields. The taxable-equivalent net yield equaled 4.65 percent during 2011.
The 2013 reduction in the taxable-equivalent net yield on interest earning assets reversed a three-year trend of increasing net yields that began in 2010. During that period, loan yields increased as yields on investment securities and funding costs declined.
Interest income amounted to $796.8 million during 2013, a decrease of $208.0 million, or 20.7 percent, as compared to 2012. Interest-earning assets averaged $19.43 billion during 2013, an increase of $459.0 million, or 2.4 percent, from 2012.
Interest income from loans and leases decreased $210.4 million, or 21.7 percent, from $967.6 million in 2012, to $757.2 million in 2013. The 2013 decline is the combined result of a 138 basis-point decrease in the taxable-equivalent loan yield and a $397.0 million reduction in average loans and leases. The reduction in average loans represents continuing reductions in acquired loans, partially offset by originated loan growth.
The 2013 loan yield reduction ended a three-year trend of improving returns on the loan portfolio. The taxable-equivalent loan yield increased from 5.49 percent in 2009 in each successive year until 2012, when the loan yield reached 7.15 percent, before declining to 5.77 percent during 2013. The growth from 2009 to 2012 and the reduction in 2013 are due to changes in acquired loan accretion income resulting from the FDIC-assisted transactions. Accretion income for 2013, 2012 and 2011 totaled $224.7 million, $304.0 million and $319.4 million, respectively. Accretion income will continue to decline as acquired loan balances are repaid. Factors affecting the amount of accretion include unscheduled loan payments, changes in estimated cash flows and impairment. Additionally, fair value discounts related to non-pooled loans that have been repaid unexpectedly are accreted into interest income at the time the loan obligation is satisfied. Collectively, these factors may contribute to volatility in loan interest income in future periods.
Interest income earned on investment securities totaled $36.9 million, $35.5 million and $46.0 million, respectively, during 2013, 2012 and 2011. During 2013, the benefit of a $507.4 million increase in the average investment securities portfolio was largely offset by a 5 basis point reduction in the taxable-equivalent yield. During 2012, the impact of a 35 basis point reduction in the taxable-equivalent yield more than offset the benefit of a $482.8 million increase in the average securities portfolio. The reductions in the taxable-equivalent yield on the investment portfolio during 2013 and 2012 are due to lower reinvestment rates on new securities compared to maturing and called securities. Management anticipates the yield on investment securities will generally remain at current low levels until the Federal Reserve begins to raise the benchmark fed funds rates, an action that would likely lead to higher asset yields.

Interest expense amounted to $56.6 million in 2013, a $33.5 million, or 37.2 percent decrease from 2012, the result of a 22 basis point decrease in the rate and a $387.7 million decrease in average interest-bearing liabilities. Interest expense declined for the fourth consecutive year during 2013. The rate on all interest-bearing liabilities fell to 0.41 percent during 2013 compared to 0.63 percent during 2012 and 0.96 percent during 2011.
Much of the reduction in funding costs results from a change in the deposit mix. Interest expense on interest-bearing deposits equaled $34.5 million in 2013, compared to $57.6 million in 2012, a $23.1 million decrease. Average time deposits declined from $5.35 billion in 2011 to $4.09 billion in 2012 and $3.20 billion in 2013. While time deposit balances were falling, average money market balances increased from $5.51 billion in 2011 to $5.99 billion in 2012 and $6.34 billion in 2013. While not directly affecting net interest income, non-interest bearing demand deposits also experienced significant growth from 2011 to 2013.

Interest expense on long-term obligations decreased $8.1 million, from $27.5 million in 2012 to $19.4 million in 2013, primarily due to the early redemption of $150.0 million in trust preferred securities during July 2012.

Table 11 isolates the changes in taxable-equivalent net interest income due to changes in volume and interest rates for 2013 and 2012.

Table 11
CHANGES IN CONSOLIDATED TAXABLE EQUIVALENT NET INTEREST INCOME

	2013			2012
	Change from previous year due to:			Change from previous year due to:
		Yield/	Total		Yield/	Total
	Volume	Rate	Change	Volume	Rate	Change
	(dollars in thousands)
Assets
Loans and leases	$(25,895)	$(184,646)	$(210,541)	$(33,990)	$33,567	$(423)
Investment securities:
U.S. Treasury	(885)	25	(860)	(1,903)	(4,114)	(6,017)
Government agency	(144)	(3,412)	(3,556)	6,038	(10,371)	(4,333)
Mortgage-backed securities	15,787	(7,533)	8,254	6,239	174	6,413
Corporate bonds	(1,287)	(1,287)	(2,574)	(4,635)	(2,026)	(6,661)
State, county and municipal	(39)	2	(37)	(213)	(9)	(222)
Other	48	(67)	(19)	(267)	59	(208)
Total investment securities	13,480	(12,272)	1,208	5,259	(16,287)	(11,028)
Overnight investments	839	146	985	396	(52)	344
Total interest-earning assets	$(11,576)	$(196,772)	$(208,348)	$(28,335)	$17,228	$(11,107)
Liabilities
Interest-bearing deposits:
Checking With Interest	$21	$(755)	$(734)	$195	$(540)	$(345)
Savings	42	(5)	37	69	(742)	(673)
Money market accounts	853	(7,283)	(6,430)	1,498	(6,955)	(5,457)
Time deposits	(7,605)	(8,341)	(15,946)	(15,194)	(22,651)	(37,845)
Total interest-bearing deposits	(6,689)	(16,384)	(23,073)	(13,432)	(30,888)	(44,320)
Short-term borrowings	(424)	(1,959)	(2,383)	101	(987)	(886)
Long-term obligations	(5,059)	(3,015)	(8,074)	(9,118)	280	(8,838)
Total interest-bearing liabilities	$(12,172)	$(21,358)	$(33,530)	$(22,449)	$(31,595)	$(54,044)
Change in net interest income	$596	$(175,414)	$(174,818)	$(5,886)	$48,823	$42.937
_________________

Loans and leases include acquired loans, originated loans, nonaccrual loans and loans held for sale. The rate/volume variance is allocated equally between the changes in volume and rate.

NONINTEREST INCOME

Noninterest income is an essential component of our total revenue and is critical to our ability to sustain adequate profitability levels. The primary sources of noninterest income have traditionally consisted of cardholder services income, merchant services income, service charges on deposit accounts and revenues derived from wealth management services. Table 12 provides the components of noninterest income for the previous five years. Noninterest income for 2011, 2010 and 2009 included significant acquisition gains recorded in conjunction with the FDIC-assisted transactions.

During 2013 and 2012, noninterest income has been significantly influenced by post-acquisition adjustments to the FDIC receivable resulting from the FDIC-assisted transactions. Adjustments to the FDIC receivable are generally offset by noninterest income, with increases to the FDIC receivable generating an increase in noninterest income and reductions in the FDIC receivable triggering a reduction in noninterest income as the FDIC receivable is amortized. During 2013, BancShares also experienced large recoveries of acquired loan balances that were previously charged off. BancShares records these recoveries as noninterest income rather than as an adjustment to the allowance for loan and lease losses since charge-offs on acquired loans are primarily recorded through the nonaccretable difference.

For 2013, noninterest income amounted to $263.6 million, compared to $189.3 million for 2012. The $74.3 million increase in 2013 includes a $29.3 million favorable change in the adjustments to the FDIC receivable resulting from lower amortization of the FDIC receivable for post-acquisition improvements. Additionally, during 2013, BancShares recognized a $19.2 million increase in recoveries of acquired loan balances previously charged off, net of amounts shared with the FDIC.

Other noninterest income for 2013 included $7.5 million generated from the sale of our rights and most of our obligations under various service agreements with client banks, some of which are controlled by Related Persons. Inclusive of asset impairments and severance costs recorded in conjunction with the sale that are included in noninterest expense, we recorded a net gain of $5.5 million. We will continue to provide processing services to First Citizens Bank and Trust Company, Inc. (FCB-SC), an entity controlled by Related Persons and our largest client bank. As a result of the 2013 sale of the client bank agreements, we experienced a $12.0 million reduction in fees from processing services. Other noninterest income for 2013 also included $3.6 million of income related to the TARP securities.

Other noninterest income in 2011 included a $9.7 million gain on the redemption of trust preferred securities.

Year-to-date noninterest income benefited from a $5.7 million increase in merchant services income and a $3.2 million increase in cardholder services income, each of which results from higher transaction volume. Mortgage income increased $3.0 million due to increased mortgage originations and wealth management services income increased $2.4 million primarily due to improved returns on brokerage services.

Table 12
NONINTEREST INCOME

	Year ended December 31
	2013	2012	2011	2010	2009
	(dollars in thousands)
Gain on acquisitions	$—	$—	$150,417	$136,000	$104,434
Cardholder services	48,360	45,174	56,279	56,578	48,986
Merchant services	56,024	50,298	54,543	50,997	46,390
Service charges on deposit accounts	60,661	61,564	63,775	73,762	78,028
Wealth management services	59,628	57,236	54,974	51,378	46,071
Fees from processing services	22,821	34,816	30,487	29,097	30,904
Securities gains (losses)	—	2,277	(288)	1,952	(511)
Other service charges and fees	15,696	14,239	22,647	20,820	16,411
Mortgage income	11,065	8,072	6,597	9,699	10,435
Insurance commissions	10,694	9,974	9,165	8,650	8,129
ATM income	5,026	5,279	6,020	6,656	6,856
Adjustments to FDIC receivable and payable for loss share agreements	(72,342)	(101,594)	(19,305)	(46,806)	2,800
Recoveries of acquired loans previously charged off	29,699	10,489	13,533	—	—
Other	16,271	(8,524)	15,522	7,431	4,518
Total noninterest income	$263,603	$189,300	$464,366	$406,214	$403,451

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities and equipment and software costs for our branch offices and our technology and operations infrastructure. Noninterest expense equaled $771.4 million for 2013, a $4.4 million or 0.6 percent increase from the $766.9 million recorded during 2012, the net result of higher employee benefits expense and lower foreclosure-related expenses.
Salaries and wages have been essentially unchanged during the past three years, following the increases during 2011 and 2010 that resulted from workforce expansion associated with the FDIC-assisted transactions. Employee benefits, however, have increased significantly over the past three years. During 2013, employee benefits expense increased $11.6 million primarily due to higher pension expense. As a result of applying a lower discount rate during 2013, pension expense increased $8.8 million over 2012. Employee health costs also increased during 2013 due to general increases in health care costs.
Equipment expense increased $0.7 million or 1.0 percent during 2013 due to higher software costs. Equipment expenses will increase in future periods as we continue an effort to update our core technology systems and related business processes. As each phase of the project is completed, we anticipate that equipment expense, including depreciation expense for software and hardware investments and related maintenance expense, will increase. The project will also require facility-related investments, which will result in higher occupancy costs in future periods. The project began in 2013 and will continue until 2016 with total costs estimated to exceed $100.0 million.
Noninterest expense for 2013 includes a $5.8 million increase in consultant fees resulting from technology projects and various strategic business initiatives. Cardholder reward programs increased $5.8 million during 2013 when compared to 2012. The increase was primarily driven by the termination of a debit card reward program during 2012 and adjustments to the estimated redemption rates for the credit card reward program. Advertising expense increased $4.4 million during 2013, when compared to 2012, due to costs associated with promotion of a new corporate brand. Noninterest expense also includes $1.4 million of fixed asset writedowns that resulted from the sale of service agreements with client banks. The writedowns related to prior technology investments that became impaired as a result of that transaction.
Foreclosure-related expenses decreased $23.5 million, or 57.9 percent, in 2013 when compared to 2012, due to a decrease in foreclosure activity arising from the FDIC-assisted transactions and improvements in real estate values that have contributed to more favorable results from collateral liquidation. Foreclosure-related expenses include costs to maintain foreclosed property, write-downs following foreclosure and gains or losses recognized at the time of sale.
Collection expense also declined during 2013 due to lower loan balances in process of collection. Cardholder processing expense decreased during 2013 primarily due to the favorable impact of a new credit card growth incentive agreement.

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

For 2013, income tax expense totaled $97.0 million compared to $59.8 million during 2012, reflecting effective tax rates of 36.6 percent and 30.8 percent during the respective periods.

The lower effective tax rate for 2012 reflects the impact of a $6.4 million credit to income tax expense resulting from the favorable outcome of state tax audits for the period 2008-2010, net of additional federal taxes. The higher effective tax rate for 2013 also reflects the proportionately smaller impact of permanent differences.

Table 13
NONINTEREST EXPENSE

	Year ended December 31
	2013	2012	2011	2010	2009
	(dollars in thousands)
Salaries and wages	$308,941	$307,331	$308,088	$297,897	$264,342
Employee benefits	90,479	78,861	72,526	64,733	64,390
Occupancy expense	75,718	74,798	74,832	72,766	66,266
Equipment expense	75,545	74,822	69,951	66,894	60,310
Merchant processing	35,279	33,313	37,196	35,663	28,142
FDIC insurance expense	10,175	10,656	16,459	23,167	29,344
Foreclosure-related expenses	17,134	40,654	46,133	20,439	15,107
Cardholder processing	9,892	11,816	11,418	11,102	14,463
Collection	21,209	25,591	23,237	20,485	2,102
Processing fees paid to third parties	15,095	14,454	16,336	13,327	9,672
Cardholder reward programs	10,154	4,325	11,780	11,624	8,457
Telecommunications	10,033	11,131	12,131	11,328	11,314
Consultant	9,740	3,915	3,021	2,532	2,508
Advertising	8,286	3,897	7,957	8,301	8,111
Other	73,700	71,369	81,860	73,118	66,975
Total noninterest expense	$771,380	$766,933	$792,925	$733,376	$651,503

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

Table 14 provides information on capital adequacy for BancShares as of December 31, 2013, 2012, and 2011.

Table 14
ANALYSIS OF CAPITAL ADEQUACY

	December 31, 2013	December 31, 2012	December 31, 2011	Regulatory minimum	Well-capitalized requirement
	(dollars in thousands)
Tier 1 capital	$2,109,139	$1,949,985	$2,072,610
Tier 2 capital	211,653	229,385	250,412
Total capital	$2,320,792	$2,179,370	$2,323,022
Risk-adjusted assets	$14,134,278	$13,663,353	$13,447,702
Risk-based capital ratios
Tier 1 capital	14.92%	14.27%	15.41%	4.00%	6.00%
Total capital	16.42	15.95	17.27	8.00	10.00
Tier 1 leverage ratio	9.82	9.23	9.90	3.00	5.00

BancShares continues to exceed minimum capital standards, and FCB remains well-capitalized.

During the second quarter of 2013, our board granted authority to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, beginning on July 1, 2013, and continuing through June 30, 2014. As of December 31, 2013, no purchases had occurred pursuant to that authorization.

During 2012, our board granted authority to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, through June 30, 2013. During 2012, we purchased and retired 56,276 shares of Class A common stock and 100 shares of Class B common stock pursuant to the July 1, 2012, board authorization. During 2013, BancShares purchased and retired 1,973 shares of Class A common stock pursuant to July 1, 2012, authorization. Additionally, pursuant to separate authorizations, during 2012, BancShares purchased and retired 606,829 shares of Class B common stock in privately negotiated transactions.

BancShares had $93.5 million of trust preferred capital securities included in tier 1 capital at December 31, 2013, December 31, 2012 and $243.5 million at December 31, 2011. During 2012, BancShares redeemed $150.0 million of trust preferred capital securities.

Beginning January 1, 2015, 75 percent of our trust preferred capital securities will be excluded from tier 1 capital, with the remaining 25 percent phased out January 1, 2016. Elimination of all trust preferred capital securities from the December 31, 2013 capital structure would result in a proforma tier 1 leverage capital ratio of 9.38 percent, a tier 1 risk-based capital ratio of 14.26 percent and a total risk-based capital ratio of 15.76 percent. On a proforma basis assuming disallowance of all trust preferred capital securities, BancShares and FCB continue to remain well-capitalized under current regulatory guidelines.

Tier 2 capital of BancShares and FCB includes qualifying subordinated debt that was issued in 2005 with a scheduled maturity date of June 1, 2015. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in tier 2 capital by 20 percent for each year until the debt matures. The amount of subordinated debt that qualifies as tier 2 capital totaled $25.0 million as of December 31, 2013, compared to $50.0 million at December 31, 2012. Subordinated debt will be completely removed from tier 2 capital in the second quarter of 2014, one year prior to the scheduled maturity of the subordinated debt.

In July 2013, Bank regulatory agencies approved new global regulatory capital guidelines (Basel) aimed at strengthening existing capital requirements for bank holding companies through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and balance sheet exposure. When fully implemented in January 2019, the rule requires a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent. The rule also requires a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets, resulting in a total capital ratio of 7.0 percent. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent and includes a minimum leverage ratio of 4.0 percent.

Management continues to monitor Basel developments and remains committed to managing our capital levels in a prudent manner. BancShares' tier 1 common equity ratio based on the current tier 1 capital and risk-weighted assets calculations, excluding trust preferred securities, is 14.26 percent at December 31, 2013, compared to the fully phased-in requirement of 7.00 percent. The proposed tier 1 common equity ratio is calculated in Table 15.

Table 15
TIER 1 COMMON EQUITY

December 31, 2013
(dollars in thousands)
Tier 1 capital	$2,109,139
Less: restricted core capital	93,500
Tier 1 common equity	$2,015,639
Risk-adjusted assets	$14,134,278

Tier 1 common equity ratio	14.26%

Under GAAP, the unrealized gains and losses on certain assets and liabilities, net of deferred taxes, are included in accumulated other comprehensive income (AOCI) within shareholder's equity. In the aggregate, these items represented a net reduction in shareholders' equity of $25.3 million at December 31, 2013, compared to $82.1 million at December 31, 2012. The $56.8 million improvement in AOCI from December 31, 2012, reflects a significant improvement in the funded status of the defined benefit plan, net of an increase in unrealized losses on investment securities available for sale arising due to interest rate changes during 2013.

RISK MANAGEMENT

Effective risk management is critical to our success. The most significant risks we confront are credit, interest rate and liquidity risk. Credit risk is the risk of not collecting payments pursuant to the contractual terms of loan, lease and investment assets. Interest rate risk results from changes in interest rates which may impact the re-pricing of assets and liabilities in different amounts or at different dates. Liquidity risk is the risk that we will be unable to fund obligations to loan customers, depositors or other creditors at a reasonable cost.
The Dodd-Frank Act required that banks with total assets in excess of $10 billion establish an enterprise-wide risk committee consisting of members of its board of directors. At its July 2013 meeting, the board of directors established a Risk Committee that provides oversight of enterprise-wide risk management. The Risk Committee is responsible for establishing risk appetite and supporting tolerances for credit, market and operational risk and ensuring that risk is managed within those tolerances, monitoring compliance with laws and regulations, reviewing the investment securities portfolio to ensure that portfolio returns are managed within market risk tolerance and monitoring our legal activity and associated risk. With guidance from and oversight by the Risk Committee, management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.
The Dodd-Frank Act also mandated that stress tests be developed and performed to ensure that financial institutions have sufficient capital to absorb losses and support operations during multiple economic and bank scenarios. Bank holding companies with total consolidated assets between $10 billion and $50 billion, including BancShares, will undergo annual company-run stress tests. As directed by the Federal Reserve, summaries of BancShares’ results in the severely adverse stress tests will be available to the public starting in June 2015. Through the stress testing program that has been implemented, BancShares and FCB will comply with current regulations. The results of stress testing activities will be considered in combination with other risk management and monitoring practices to maintain an effective risk management program.
Mortgage reform rules mandated by the Dodd-Frank Act became effective in January 2014, requiring lenders to make a reasonable, good faith determination of a borrower's ability to repay any consumer credit transaction secured by a dwelling and to limit prepayment penalties. Increased risks of legal challenge, private right of action and regulatory enforcement are presented by these rules. BancShares implemented the required system, process, procedural and product changes prior to the effective dates of the new rules. We have modified our underwriting standards to ensure compliance with the ability to repay requirements and have determined that we will continue to offer both qualified and non-qualified mortgage products. Historical performance and conservative underwriting of impacted loan portfolios mitigates the risks of non-compliance.
Credit risk management

The maintenance of excellent asset quality has historically been one of our key performance measures. Loans and leases not acquired by loss share agreements with the FDIC were underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans were recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses of both acquired and originated loans to ensure compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by geographic location, industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain adequate allowances for loan and lease losses that are inherent in the loan and lease portfolio.

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

We have historically carried a significant concentration of real estate secured loans. Within our originated loan portfolio, we mitigate that exposure through our underwriting policies that primarily rely on borrower cash flow rather than underlying collateral values. When we do rely on underlying real property values, we favor financing secured by owner-occupied real property and, as a result, a large percentage of our real estate secured loans are owner occupied. At December 31, 2013, originated loans secured by real estate totaled $10.08 billion, or 83.3 percent, of total originated loans and leases compared to $9.66 billion, or 83.5 percent, of originated loans and leases at December 31, 2012, and $9.59 billion, or 82.8 percent, at December 31, 2011.

Table 16
GEOGRAPHIC DISTRIBUTION OF REAL ESTATE COLLATERAL

December 31, 2013
Collateral location	Percent of total originated loans with collateral located in the state
North Carolina	58.5%
Virginia	10.0
California	7.8
Florida	4.4
Georgia	4.1
Tennessee	2.6
Texas	2.3
All other locations	10.3

Among real estate secured loans, our revolving mortgage loans present a heightened risk due to long commitment periods during which the financial position of individual borrowers or collateral values may deteriorate significantly. In addition, a large percentage of our revolving mortgage loans are secured by junior liens. Substantial declines in collateral values could cause junior lien positions to become effectively unsecured. Revolving mortgage loans secured by real estate amounted to $2.11 billion, or 17.5 percent, of originated loans at December 31, 2013, compared to $2.21 billion, or 19.1 percent, at December 31, 2012, and $2.30 billion, or 19.8 percent, at December 31, 2011.

Except for loans acquired in FDIC-assisted transactions, we have not acquired revolving mortgages in the secondary market nor have we originated these loans to customers outside of our market areas. All originated revolving mortgage loans were underwritten by us based on our standard lending criteria. The revolving mortgage loan portfolio consists largely of variable rate lines of credit which allow customer draws during the entire contractual period of the line of credit, typically 15 years. Approximately 85 percent of outstanding balances at December 31, 2013, require interest-only payments, while the remaining require monthly payments equal to 1.5 percent of the outstanding balance. Approximately 90.2 percent of the revolving mortgage portfolio relates to properties in North Carolina and Virginia. Approximately 35.2 percent of the loan balances outstanding are secured by senior collateral positions while the remaining 64.8 percent are secured by junior liens.

During 2013, we engaged a third party to obtain credit quality data on certain of our junior lien revolving mortgage loans in an effort to analyze the default risk and loss severity, given recent changes in collateral values. By gathering information on the current lien position and delinquency status for both our junior lien position and the related senior lien, we were able to analyze the impact of the new data on our loss estimates. Less than 1 percent of the sampled junior liens had a related senior lien that was more than 90 days past due. Management concluded that, in the aggregate, the credit quality of loans secured by junior liens was in line with expectations and consistent with the credit quality and the probability of default of loans secured by senior liens.

Originated loans and leases to borrowers in medical, dental or related fields totaled $3.32 billion as of December 31, 2013, which represents 27.5 percent of originated loans and leases, compared to $3.02 billion or 26.1 percent of originated loans and leases at December 31, 2012, and $3.07 billion or 26.5 percent of originated loans and leases at December 31, 2011. The credit risk of this industry concentration is mitigated through our underwriting policies that emphasize reliance on adequate borrower cash flow rather than underlying collateral value and our preference for financing secured by owner-occupied real property. Except for this single concentration, no other industry represented more than 10 percent of total originated loans and leases outstanding at December 31, 2013.

Table 17
NONPERFORMING ASSETS

	December 31
	2013	2012	2011	2010	2009
	(dollars in thousands, except ratios)
Nonaccrual loans and leases:
Acquired	$28,493	$74,479	$302,102	$160,024	$116,446
Originated	53,170	89,845	52,741	78,814	58,417
Other real estate owned:
Covered under loss share agreements	47,081	102,577	148,599	112,748	93,774
Not covered under loss share agreements	36,898	43,513	50,399	52,842	40,607
Total nonperforming assets	$165,642	$310,414	$553,841	$404,428	$309,244
Nonperforming assets acquired	75,574	177,056	450,701	272,772	210,220
Nonperforming assets originated	90,068	133,358	103,140	131,656	99,024
Total nonperforming assets	$165,642	$310,414	$553,841	$404,428	$309,244
Accruing loans and leases 90 days or more past due:
Acquired	$193,892	$281,000	$292,194	$302,120	$—
Originated	8,784	11,272	14,840	18,501	27,766
Loans and leases at December 31:
Acquired	$1,029,426	$1,809,235	$2,362,152	$2,007,452	$1,173,020
Originated	12,104,298	11,576,115	11,581,637	11,480,577	11,664,999
Ratio of nonperforming assets to total loans, leases and other real estate owned:
Acquired	7.02%	9.26%	17.95%	12.87%	16.59%
Originated	0.74	1.15	0.89	1.14	0.85
Ratio of nonperforming assets to total loans, leases and other real estate owned	1.25	2.29	3.92	2.96	2.38
Interest income that would have been earned on nonperforming loans and leases had they been performing	$18,430	$27,397	$23,326	$18,519	$4,172
Interest income recognized on nonperforming loans and leases	2,062	10,374	8,589	9,922	3,746

Nonperforming assets include nonaccrual loans and leases and OREO resulting from both acquired and originated loans. The accrual of interest on originated loans and leases is discontinued when we deem that collection of additional principal or interest is doubtful. Originated loans and leases are returned to accrual status when both principal and interest are current and the asset is determined to be performing in accordance with the terms of the loan instrument. Accretion of income for acquired loans is discontinued when we are unable to estimate the amount or timing of cash flows. This designation may be made at acquisition date or subsequent to acquisition date, including at maturity when no formal repayment plan has been established. Acquired loans may begin or resume accretion of income if information becomes available that allows us to estimate the amount and timing of future cash flows. Table 17 provides details on nonperforming assets and other risk elements.

At December 31, 2013, BancShares’ nonperforming assets amounted to $165.6 million or 1.25 percent of total loans and leases plus OREO, compared to $310.4 million or 2.29 percent at December 31, 2012, and $553.8 million or 3.92 percent at December 31, 2011. Of the $165.6 million in nonperforming assets at December 31, 2013, $75.6 million related to acquired assets while the remaining $90.1 million resulted from originated assets. Nonperforming assets from originated loans represented 0.74 percent of originated loans, leases and OREO at December 31, 2013, compared to 1.15 percent at December 31, 2012.

Acquired nonaccrual loans equaled $28.5 million as of December 31, 2013, compared to $74.5 million at December 31, 2012, and $302.1 million at December 31, 2011. The 2013 reduction in acquired nonaccrual loans resulted from resolution of impaired loans, while the reduction during 2012 primarily results from the deployment of an acquired loan accounting system for four of the FDIC-assisted transactions, which resulted in accretion income being recognized on loans previously classified as nonaccrual and accounted for under the cost recovery method. Utilization of the acquired loan accounting system improved our ability to forecast both the timing and the amount of cash flows on acquired loans, allowing us to accrete income on more of these assets under existing accounting standards. Originated nonaccrual loans decreased $36.7 million from December 31, 2012, to $53.2 million at December 31, 2013, due to lower nonaccrual commercial mortgage loans.

OREO includes foreclosed property and branch facilities that we have closed but not sold. Noncovered OREO totaled $36.9 million at December 31, 2013, compared to $43.5 million at December 31, 2012, and $50.4 million at December 31, 2011. At December 31, 2013, construction and land development properties including vacant land for development represented 37.6 percent of OREO. Vacant land values experienced an especially steep decline during the economic slowdown due to a significant drop in demand and values may continue to decline if demand remains weak.

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

Total acquired and originated loans classified as trouble debt restructurings (TDRs) as of December 31, 2013, equaled $206.8 million, $176.0 million of which are performing under their modified terms. Originated TDRs that are performing under their modified terms equaled $85.1 million at December 31, 2013, compared to $89.1 million at December 31, 2012, and $123.8 million at December 31, 2011. Table 18 provides further details on performing and nonperforming TDRs for the last five years.

Table 18
TROUBLED DEBT RESTRUCTURINGS

	December 31
	2013	2012	2011	2010	2009
	(dollars in thousands)
Accruing TDRs:
Acquired	$90,829	$164,256	$126,240	$56,398	$10,013
Originated	85,126	89,133	123,796	64,995	55,025
Total accruing TDRs	$175,955	$253,389	$250,036	$121,393	$65,038
Nonaccruing TDRs:
Acquired	$11,479	$28,951	$43,491	$12,364	$—
Originated	19,322	50,830	29,534	41,774	9,168
Total nonaccruing TDRs	$30,801	$79,781	$73,025	$54,138	$9,168
All TDRs:
Acquired	$102,308	$193,207	$169,731	$68,762	$10,013
Originated	104,448	139,963	153,330	106,769	64,193
Total TDRs	$206,756	$333,170	$323,061	$175,531	$74,206

TDRs are selectively made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. Nonperforming TDRs are not accruing interest and are included as nonperforming assets within nonaccrual loans and leases in Table 17. Table 17 does not include performing TDRs, which are accruing interest based on the restructured terms.

The ALLL reflects the estimated losses resulting from the inability of our customers to make required payments. The ALLL is based on management's evaluation of the risk characteristics of the loan and lease portfolio under current economic conditions and considers such factors as the financial condition of the borrower, fair market value of collateral and other items that, in our opinion, deserve current recognition in estimating probable loan and lease losses. Our evaluation process is based on historical evidence and current trends among delinquencies, defaults and nonperforming assets.

During 2013, we implemented enhancements to our modeling methodology for estimating the general reserve component of the ALLL for originated loans. Specifically for the originated commercial loans and leases segment, we refined our modeling methodology by increasing the granularity of the historical net loss data used to develop the applicable loss rates by utilizing information that further considers the class of the commercial loan and associated risk rating. For the originated noncommercial segment, we refined our modeling methodology to incorporate specific loan classes and delinquency status trends into the loss rates. The enhanced ALLL estimates implicitly include the risk of draws on open lines within each loan class. Management has also further enhanced a qualitative framework for considering economic conditions, loan concentrations and other relevant factors at a loan class level. We believe the methodology enhancements improve the granularity of historical net loss data and precision of our segment analysis. These enhancements resulted in certain reallocations between segments, allocation of the nonspecific allowance to specific loan classes and a reallocation of a portion of the reserve for unfunded commitments into the ALLL. Other than these modifications, the enhancements to the methodology had no material impact on the ALLL.

Acquired loans are recorded at fair value as of the loan's acquisition date and allowances are recorded for post-acquisition credit quality deterioration. Subsequent to the acquisition date, recurring analyses are performed on the credit quality of acquired loans to determine if expected cash flows have changed. Various criteria are used to select loans to be evaluated including change in accrual status, recent credit grade change, updated collateral appraisal and newly-developed workout plan. Based upon the results of the individual loan reviews, revised impairment amounts are calculated which generally result in additional allowance for loan losses or reversal of previously established allowances.

Groups of originated noncommercial loans are aggregated by type and probable loss estimates become the basis for the allowance amount. The loss estimates are based on trends of historical losses, delinquency patterns and various other credit risk indicators. During 2013, noncommercial loan charge-offs declined from 2012. Based upon the generally favorable trends in economic conditions and reduced loss experience, we reduced the loss estimates used to establish the allowance for noncommercial loans.

A loan is considered to be impaired under ASC Topic 310 Receivables when, based upon current information and events, it is probable that BancShares will be unable to collect all amounts due according to the contractual terms of the loan. Originated impaired loans are placed on nonaccrual status. Originated loan relationships rated substandard or worse that are greater than or equal to $500,000 are reviewed for potential impairment on a quarterly basis. Loans classified as TDRs are also reviewed for potential impairment. Specific valuation allowances are established or partial charge-offs are recorded on impaired loans for the difference between the loan amount and the estimated fair value.

At December 31, 2013, the allowance for loan and lease losses allocated to originated loans totaled $179.9 million or 1.49 percent of originated loans and leases, compared to $179.0 million or 1.55 percent at December 31, 2012, and $180.9 million or 1.56 percent at December 31, 2011. An additional allowance of $53.5 million relates to acquired loans at December 31, 2013, established as a result of post-acquisition deterioration in credit quality for acquired loans. The allowance for acquired loans equaled $140.0 million at December 31, 2012, and $89.3 million at December 31, 2011. The allowance for acquired loans has decreased since December 31, 2012, due to reversal of previously recorded credit- and timing-related impairment, partially offset by newly-identified impairment.

Management considers the allowance adequate to absorb estimated probable losses that relate to loans and leases outstanding at December 31, 2013, although future additions may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.

BancShares recorded a credit to provision for loan and lease losses during 2013 of $32.3 million, compared to provision expense of $142.9 million during 2012 and $232.3 million during 2011. The credit to provision expense related to acquired loans totaled $51.5 million during 2013, compared to provision expense of $100.8 million during 2012. The significant reduction in provision expense for acquired loans resulted from lower current impairment and payoffs of acquired loans for which an allowance had previously been established. Provision expense for originated loans totaled $19.3 million for 2013, compared to $42.0 million during 2012, a reduction of $22.8 million, resulting from credit quality improvements in the originated commercial loan portfolio.

Originated loan net charge-offs equaled $25.8 million during 2013, compared to $43.9 million during 2012 and $53.4 million during 2011. On an annualized basis, net charge-offs of originated loans represented 0.22 percent of average originated loans and leases during 2013, compared to 0.38 percent during 2012 and 0.46 percent during 2011. Originated loan net charge-offs were down in most loan classes during 2013, with significant reductions noted in revolving mortgage, commercial mortgage and commercial construction and land development loans.

Net charge-offs on acquired loans equaled $34.9 million in 2013, compared to $50.1 million in 2012, 2.49 percent and 2.52 percent of average acquired loans, respectively. Commercial mortgage and commercial and industrial loans experienced reductions in net charge-offs.

Table 19 provides details concerning the allowance for loan and lease losses for the past five years. Table 20 details the allocation of the allowance for originated loan and lease losses among the various loan types. Note D of BancShares' Notes to Consolidated Financial Statements provides the allocation of the allowance for acquired loans and leases.

Table 19
ALLOWANCE FOR LOAN AND LEASE LOSSES

	2013	2012	2011	2010	2009
	(dollars in thousands)
Allowance for loan and lease losses at beginning of period	$319,018	$270,144	$227,765	$172,282	$157,569
Adjustment resulting from adoption of change in accounting for QSPEs and controlling financial interests, effective January 1, 2010	—	—	—	681	—
Reclassification(1)	7,368
Provision for loan and lease losses	(32,255)	142,885	232,277	143,519	79,364
Charge-offs:
Commercial:
Construction and land development	(11,609)	(18,213)	(47,621)	(15,656)	(14,085)
Commercial mortgage	(20,401)	(30,590)	(56,880)	(12,496)	(2,081)
Other commercial real estate	(1,243)	(1,510)	(29,087)	(4,562)	(173)
Commercial and industrial	(8,877)	(13,914)	(11,994)	(22,343)	(17,114)
Lease financing	(272)	(361)	(579)	(1,825)	(1,736)
Other	(6)	(28)	(89)	—	—
Total commercial loans	(42,408)	(64,616)	(146,250)	(56,882)	(35,189)
Noncommercial:
Residential mortgage	(4,935)	(8,929)	(11,289)	(1,851)	(1,966)
Revolving mortgage	(6,460)	(12,460)	(13,940)	(7,640)	(8,390)
Construction and land development	(3,827)	(3,932)	(12,529)	(9,423)	(3,521)
Consumer	(10,396)	(10,541)	(12,832)	(19,520)	(20,288)
Total noncommercial loans	(25,618)	(35,862)	(50,590)	(38,434)	(34,165)
Total charge-offs	(68,026)	(100,478)	(196,840)	(95,316)	(69,354)
Recoveries:
Commercial:
Construction and land development	1,039	445	607	—	517
Commercial mortgage	996	1,626	1,028	433	96
Other commercial real estate	109	14	502	—	—
Commercial and industrial	1,213	781	1,037	2,605	1,384
Lease financing	107	96	133	254	122
Other	1	4	2	—	—
Total commercial loans	3,465	2,966	3,309	3,292	2,119
Noncommercial:
Residential mortgage	559	671	1,083	89	97
Revolving mortgage	660	698	653	425	182
Construction and land development	209	180	219	81	—
Consumer	2,396	1,952	1,678	2,712	2,305
Total noncommercial loans	3,824	3,501	3,633	3,307	2,584
Total recoveries	7,289	6,467	6,942	6,599	4,703
Net charge-offs	(60,737)	(94,011)	(189,898)	(88,717)	(64,651)
Allowance for loan and lease losses at end of period	$233,394	$319,018	$270,144	$227,765	$172,282
Average loans and leases:
Acquired	$1,403,341	$1,991,091	$2,484,482	$2,227,234	$427,599
Originated	11,760,402	11,569,682	11,565,971	11,638,581	11,635,355
Loans and leases at period end:
Acquired	1,029,426	1,809,235	2,362,152	2,007,452	1,173,020
Originated	12,104,298	11,576,115	11,581,637	11,480,577	11,644,999
Allowance for loan and lease losses allocated to loans and leases:
Acquired	$53,520	$139,972	$89,261	$51,248	$3,500
Originated	179,874	179,046	180,883	176,517	168,782
Total	$233,394	$319,018	$270,144	$227,765	$172,282
Provision for loan and lease losses related to balances:
Acquired	$(51,544)	$100,839	$174,478	$86,872	$3,500
Originated	19,289	42,046	57,799	56,647	75,864
Total	$32,255	$142,885	$232,277	$143,519	$79,364
Net charge-offs of loans and leases:
Acquired	$34,908	$50,128	$136,465	$39,124	$—
Originated	25,829	43,883	53,433	49,593	64,651
Total	$60,737	$94,011	$189,898	$88,717	$64,651
Reserve for unfunded commitments (1)	$357	$7,692	$7,789	$7,246	$7,130
Net charge-offs to average loans and leases:
Acquired	2.49%	2.52%	5.49%	1.76%	—%
Originated	0.22	0.38	0.46	0.43	0.56
Total	0.46	0.69	1.35	0.64	0.54
Allowance for loan and lease losses to total loans and leases:
Acquired	5.20	7.74	3.78	2.55	0.30
Originated	1.49	1.55	1.56	1.54	1.45
Total	1.78	2.38	1.94	1.69	1.34

(1) During 2013, BancShares modified the ALLL model and the methodology for estimating losses on unfunded commitments. As a result of these modifications, $7.4 million of the balance previously reported as a reserve of unfunded commitments was reclassified to the ALLL.

Table 20
ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	December 31
	2013		2012		2011		2010		2009
	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans	Allowance for loan and lease losses	Percent of loans to total loans
	(dollars in thousands)
Allowance for loan and lease losses allocated to:
Originated loans and leases
Commercial:
Construction and land development	$10,335	2.4%	$6,031	2.3%	$5,467	2.7%	$10,512	2.5%	$4,572	2.9%
Commercial mortgage	100,257	48.5	80,229	45.0	67,486	36.6	64,772	35.1	52,590	35.5
Other commercial real estate	1,009	1.4	2,059	1.2	2,169	1.0	2,200	1.1	5,366	1.2
Commercial and industrial	22,362	8.2	14,050	7.8	23,723	12.7	24,089	13.9	21,059	14.3
Lease financing	4,749	2.9	3,521	2.5	3,288	2.2	3,384	2.2	4,535	2.6
Other	190	1.3	1,175	0.9	1,315	1.1	1,473	1.4	1,333	1.5
Total commercial	138,902	64.7	107,065	59.7	103,448	56.4	106,430	56.2	89,455	58.0
Noncommercial:
Residential mortgage	10,511	7.5	3,836	6.1	8,879	5.6	7,009	6.5	8,213	6.7
Revolving mortgage	16,239	16.1	25,185	16.5	27,045	16.5	18,016	16.6	17,389	16.8
Construction and land development	681	1.0	1,721	1.0	1,427	1.0	1,751	1.4	3,709	2.0
Consumer	13,541	2.9	25,389	3.1	25,962	3.6	29,448	4.4	37,944	7.3
Total noncommercial	40,972	27.5	56,131	26.8	63,313	26.6	56,224	28.9	67,255	32.8
Nonspecific(1)	—		15,850		14,122		13,863		12,072
Total allowance for originated loan and lease losses	179,874	92.2	179,046	86.5	180,883	83.1	176,517	85.1	168,782	90.8
Acquired loans	53,520	7.8	139,972	13.5	89,261	16.9	51,248	14.9	3,500	9.2
Total allowance for loan and lease losses	$233,394	100.0%	$319,018	100.0%	$270,144	100.0%	$227,765	100.0%	$172,282	100.0%

(1) During 2013, in connection with modifications to the ALLL model, the balance previously identified as nonspecific was allocated to various loan classes.

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

We assess our interest rate risk by simulating future amounts of net interest income under various interest rate scenarios and comparing those results to forecasted net interest income assuming stable rates. Certain variable rate products, including revolving mortgage loans, have interest rate floors. Due to the existence of contractual floors on loans, competitive pressures that constrain our ability to reduce deposit interest rates and the extraordinarily low current level of interest rates, it is highly unlikely that the rates on most interest-earning assets and interest-bearing liabilities can decline materially from current levels. In our simulations, we do not calculate rate shocks, rate ramps or market value of equity for declining rate scenarios and assume the prime interest rate will not move below the December 31, 2013, rate of 3.25 percent. Our rate shock simulations indicate that, over a 24-month period, net interest income will increase by 4.6 percent and 1.2 percent with rates rising 200- and 400-basis points, respectively. Our shock projections incorporate assumptions of likely customer migration of short-term deposit instruments to long-term, higher-rate instruments as rates rise. We also utilize the economic value of equity (EVE) as a tool in measuring and managing interest rate risk. As of December 31, 2013, the EVE calculated with a 200-basis point shock up in rates increases 0.7 percent from the base case EVE value.

Table 21 provides the impact on net interest income resulting from various interest rate scenarios as of December 31, 2013, and 2012. Our shock projections incorporate assumptions of estimated customer migration of short-term deposit instruments to long-term, higher-rate instruments as rates rise. We also utilize the market value of equity as a tool in measuring and managing interest rate risk. Table 22 provides loan maturity distribution and information regarding the sensitivity of loans and leases to changes in interest rates.

Table 21
INTEREST RATE RISK ANALYSIS

	Favorable (unfavorable) impact on net interest income compared to stable rate scenario over the 12-month period following:
Assumed rate change	December 31, 2013	December 31, 2012
Most likely	—%	—%
Immediate 200 basis point increase	4.60	4.00
Gradual 200 basis point increase	2.80	3.00

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk. However, we have entered into an interest rate swap to synthetically convert the variable rate on $93.5 million of junior subordinated debentures to a fixed rate of 5.50 percent through June 2016. The interest rate swap qualifies as a hedge under GAAP. See Note Q “Derivative” in the Notes to Consolidated Financial Statements for additional discussion of this interest rate swap.

Table 22
LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

	At December 31, 2013, maturing
	Within One Year	One to Five Years	After Five Years	Total
	(dollars in thousands)
Loans and leases:
Secured by real estate	$885,759	$3,047,137	$7,157,148	$11,090,044
Commercial and industrial	396,024	476,943	225,445	1,098,412
Other	323,865	386,341	235,062	945,268
Total loans and leases	1,605,648	3,910,421	7,617,655	13,133,724
Acquired loans	332,297	186,002	511,127	1,029,426
Originated loans	1,273,351	3,724,419	7,106,528	12,104,298
Total loans and leases	$1,605,648	$3,910,421	$7,617,655	$13,133,724
Loans maturing after one year with:
Fixed interest rates		$3,197,095	$5,061,051	$8,258,146
Floating or adjustable rates		713,326	2,556,604	3,269,930
Total		$3,910,421	$7,617,655	$11,528,076

Liquidity risk management

Liquidity risk is the risk that an institution is unable to generate or obtain sufficient cash or its equivalents on a cost-effective basis to meet commitments as they fall due. The most common sources of liquidity risk arise from mismatches in the timing and value of on-balance sheet and off-balance sheet cash inflows and outflows. In general, on-balance sheet mismatches generate liquidity risk when the effective maturity of assets exceeds the effective maturity of liabilities. A commonly cited example of a balance sheet liquidity mismatch is when long-term loans (assets) are funded with short-term deposits (liabilities). Other forms of liquidity risk include market constraints on the ability to convert assets into cash at expected levels, an inability to access funding sources at sufficient levels at a reasonable cost, and changes in economic conditions or exposure to credit, market, operation, legal and reputation risks that can affect an institution’s liquidity risk profile.

We utilize various limit-based measures to monitor, measure and control liquidity risk across three different types of liquidity:

•	Tactical liquidity measures the risk of a negative cash flow position whereby cash outflows exceed cash inflows over a short-term horizon out to nine weeks;

•	Structural liquidity measures the amount by which illiquid assets are supported by long-term funding; and

•	Contingent liquidity utilizes cash flow stress testing across three crisis scenarios to determine the adequacy of our liquidity.

We aim to maintain a diverse mix of existing and potential liquidity sources to support the liquidity management function. At its core is a reliance on the retail deposit book, due to the generally stable balances and low cost it offers. Other sources of liquidity include asset-based liquidity in the form of cash and unencumbered securities, as well as access to wholesale funding from external counterparties, primarily FHLB advances and Federal Funds lines. We aim to avoid funding concentrations by diversifying our external funding with respect to maturities, counterparties and nature (i.e. secured versus unsecured).

One of our principal sources of noncore funding is advances from the FHLB of Atlanta. Outstanding FHLB advances equaled $250.3 million as of December 31, 2013, and we had sufficient collateral pledged to secure $1.14 billion of additional borrowings. Additionally, we maintain Federal Funds lines and other borrowing facilities. At December 31, 2013, BancShares had access to $665.0 million in unsecured borrowings through various sources.

Free liquidity includes cash on deposit at various banks, overnight investments and the unpledged portion of investment securities available for sale, all of which can be easily converted to cash. Free liquidity totaled $3.39 billion at December 31, 2013, compared to $2.82 billion at December 31, 2012.

FOURTH QUARTER ANALYSIS

For the quarter ended December 31, 2013, BancShares reported net income of $27.2 million, compared to $21.7 million for the corresponding period of 2012, an increase of $5.5 million, or 25.2 percent, due to a significant reduction in the provision for loan and lease losses and an increase in noninterest income, partially offset by lower net interest income.
Per share income for the fourth quarter 2013 totaled $2.83, compared to $2.15 for the same period a year ago. The annualized return on average assets equaled 0.50 percent for the fourth quarter of 2013, compared to 0.41 percent for the fourth quarter of 2012. The annualized return on average equity was 5.37 percent during the fourth quarter of 2013, compared to 4.43 percent for the same period of 2012.
Net interest income totaled $176.6 million during the fourth quarter of 2013, a decrease of $86.4 million or 32.8 percent from the fourth quarter of 2012 due to lower asset yields and acquired loan shrinkage. The taxable-equivalent net yield on interest-earning assets equaled 3.55 percent during the fourth quarter of 2013, down from 5.44 percent during the fourth quarter of 2012. During 2013, the impact of growth among low-yielding overnight investments and investment securities and reductions in higher yielding loans contributed to a $90.0 million unfavorable rate variance. Net interest income for the fourth quarter of 2013 included $44.9 million of accretion income, compared to $110.6 million in the fourth quarter of 2012, the result of a significant reduction in acquired loan balances.
Interest-earning assets averaged $19.79 billion during the fourth quarter of 2013, up $513.4 million from the fourth quarter of 2012. Average loans and leases decreased $269.3 million, or 2.0 percent, since the fourth quarter of 2012 due to payoffs of acquired loans, partially offset by originated loan growth Average investment securities grew $116.6 million, or 2.3 percent, as a result of trends among loans and leases, deposits and short-term borrowings.

Average interest-bearing liabilities decreased $319.3 million, or 2.3 percent, during the fourth quarter of 2013, due to a decrease in average interest-bearing deposits as customer migration away from time deposit products continues. The rate on interest-bearing liabilities decreased 13 basis points from 0.51 percent during the fourth quarter of 2012 to 0.38 percent during the fourth quarter of 2013, as market interest rates remained low and maturing time deposits were moved to non-time products or reinvested at lower rates.
BancShares recorded provision expense of $7.3 million during the fourth quarter of 2013, compared to a credit to provision for loan and lease losses during the third quarter of 2013 of $7.7 million and provision expense of $64.9 million during the fourth quarter of 2012. BancShares recorded a $0.8 million credit to provision expense related to acquired loans during the fourth quarter of 2013, compared to provision expense of $62.3 million recorded during the fourth quarter of 2012. The $63.2 million favorable change resulted from credit quality improvements and unexpected payoffs of acquired loans for which an allowance had previously been established. Provision expense for originated loans totaled $8.1 million during the fourth quarter of 2013, compared to $2.5 million during the fourth quarter of 2012, an increase of $5.6 million, due to loan growth and additional impairment identified during quarterly loan reviews.

Exclusive of losses related to acquired loans, net charge-offs equaled $6.5 million during the fourth quarter of 2013, compared to $9.5 million during the fourth quarter of 2012. On an annualized basis, net charge-offs represented 0.22 percent of average originated loans and leases during the fourth quarter of 2013, compared to 0.33 percent during the fourth quarter of 2012. Net charge-offs on acquired loans equaled $5.2 million in the fourth quarter of 2013, compared to $12.9 million recorded in the fourth quarter of 2012.
Total noninterest income increased $36.0 million, or 108.2 percent, from the fourth quarter of 2012, due to an increase in acquired loan recoveries and lower amortization expense related to the FDIC receivable.
Noninterest expense equaled $196.3 million during the fourth quarter of 2013, down $2.4 million, or 1.2 percent, due to a reduction in foreclosure-related expenses, partially offset by higher salary and consulting expense.
Table 23 provides quarterly information for each of the quarters in 2013 and 2012. Table 24 analyzes the components of changes in net interest income between the fourth quarter of 2013 and 2012.

Table 23
SELECTED QUARTERLY DATA

	2013				2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands, except share data and ratios)
SUMMARY OF OPERATIONS
Interest income	$189,640	$192,634	$193,926	$220,604	$280,891	$236,674	$240,519	$246,752
Interest expense	13,047	13,451	14,398	15,722	17,943	21,318	25,087	25,800
Net interest income	176,593	179,183	179,528	204,882	262,948	215,356	215,432	220,952
Provision for loan and lease losses	7,276	(7,683)	(13,242)	(18,606)	64,880	17,623	29,667	30,715
Net interest income after provision for loan and lease losses	169,317	186,866	192,770	223,488	198,068	197,733	185,765	190,237
Noninterest income	69,177	71,918	64,995	57,513	33,219	51,842	57,296	46,943
Noninterest expense	196,315	192,143	188,567	194,355	198,728	190,077	194,797	183,331
Income before income taxes	42,179	66,641	69,198	86,646	32,559	59,498	48,264	53,849
Income taxes	14,953	25,659	25,292	31,061	10,813	19,974	10,681	18,354
Net income	$27,226	$40,982	$43,906	$55,585	$21,746	$39,524	$37,583	$35,495
Net interest income, taxable equivalent	$177,280	$179,823	$180,188	$205,553	$263,635	$216,069	$216,194	$221,765
PER SHARE DATA
Net income	$2.83	$4.26	$4.56	$5.78	$2.15	$3.85	$3.66	$3.45
Cash dividends	0.30	0.30	0.30	0.30	0.30	0.30	0.30	0.30
Market price at period end (Class A)	222.63	205.60	192.05	182.70	163.50	162.90	166.65	182.69
Book value at period end	215.89	206.06	201.62	199.46	193.75	192.49	187.88	184.14
SELECTED QUARTERLY AVERAGE BALANCES
Total assets	$21,562,920	$21,260,384	$21,224,412	$21,150,143	$21,245,425	$21,119,099	$21,085,228	$20,843,491
Investment securities	5,285,783	5,177,729	5,162,893	5,196,930	5,169,159	4,888,047	4,598,141	4,141,160
Loans and leases (acquired and originated)	13,088,636	13,111,710	13,167,580	13,289,828	13,357,928	13,451,164	13,612,114	13,822,226
Interest-earning assets	19,787,236	19,428,949	19,332,679	19,180,308	19,273,850	19,059,474	18,983,321	18,584,625
Deposits	18,102,752	17,856,882	17,908,705	17,922,665	17,983,033	17,755,974	17,667,221	17,498,813
Long-term obligations	510,871	449,013	443,804	444,539	447,600	524,313	646,854	682,067
Interest-bearing liabilities	13,790,088	13,757,983	13,958,137	14,140,511	14,109,359	14,188,609	14,418,509	14,478,901
Shareholders’ equity	$2,010,191	$1,953,128	$1,929,621	$1,877,445	$1,951,874	$1,945,263	$1,906,884	$1,870,066
Shares outstanding	9,618,941	9,618,941	9,618,941	9,618,985	10,159,262	10,264,159	10,271,343	10,283,842
SELECTED QUARTER-END BALANCES
Total assets	$21,199,091	$21,511,352	$21,308,822	$21,351,012	$21,283,652	$21,259,346	$21,240,990	$21,143,628
Investment securities	5,388,610	5,162,598	5,186,106	5,280,907	5,227,570	5,013,500	4,635,826	4,459,427
Loans and leases:
Acquired	1,029,426	1,188,281	1,443,336	1,621,327	1,809,235	1,897,097	1,999,351	2,183,869
Originated	12,104,298	11,884,585	11,655,469	11,509,080	11,576,115	11,455,233	11,462,458	11,489,529
Deposits	17,874,066	18,063,319	18,018,015	18,064,921	18,086,025	17,893,215	17,801,646	17,759,492
Long-term obligations	510,769	510,963	443,313	444,252	444,921	472,170	644,682	649,818
Shareholders’ equity	$2,076,675	$1,982,057	$1,939,330	$1,918,581	$1,864,007	$1,974,124	$1,929,790	$1,892,123
Shares outstanding	9,618,941	9,618,941	9,618,941	9,618,941	9,620,914	10,255,747	10,271,244	10,275,731
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.50%	0.76%	0.83%	1.07%	0.41%	0.75%	0.72%	0.68%
Rate of return on average shareholders’ equity (annualized)	5.37	8.32	9.13	12.01	4.43	8.08	7.93	7.63
Net yield on interest-earning assets (taxable equivalent)	3.55	3.67	3.74	4.35	5.44	4.51	4.58	4.80
Allowance for loan and lease losses to loans and leases:
Acquired	5.20	5.01	5.30	5.95	7.74	4.77	4.39	3.94
Originated	1.49	1.50	1.56	1.53	1.55	1.62	1.62	1.62
Nonperforming assets to total loans and leases and other real estate at period end:
Acquired	7.02	7.05	8.62	8.46	9.26	12.87	18.37	18.68
Originated	0.74	0.90	0.91	1.10	1.15	1.05	1.03	0.99
Tier 1 risk-based capital ratio	14.92	15.04	14.91	14.50	14.27	15.09	15.97	15.74
Total risk-based capital ratio	16.42	16.54	16.41	16.19	15.95	16.78	17.66	17.62
Leverage capital ratio	9.82	9.84	9.68	9.36	9.23	9.67	10.21	10.16
Dividend payout ratio	10.60	7.04	6.58	5.19	13.95	7.79	8.20	8.70
Average loans and leases to average deposits	72.30	73.43	73.53	74.15	74.28	75.76	77.05	78.99

Table 24
CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - FOURTH QUARTER

	2013			2012			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
	(dollars in thousands)
Assets
Loans and leases	$13,088,636	$178,623	5.41%	$13,357,928	$271,316	8.08%	$(4,140)	$(88,553)	$(92,693)
Investment securities:
U. S. Treasury	413,061	302	0.29	869,775	523	0.24	(303)	82	(221)
Government agency	2,630,718	3,192	0.49	2,892,502	3,422	0.47	(341)	111	(230)
Mortgage-backed securities	2,219,755	7,142	1.28	1,341,318	5,505	1.63	3,215	(1,578)	1,637
Corporate bonds	—	—	—	46,354	255	2.20	(128)	(127)	(255)
State, county and municipal	187	4	8.49	580	9	6.17	(7)	2	(5)
Other	22,062	90	1.62	18,630	40	0.85	11	39	50
Total investment securities	5,285,783	10,730	0.81	5,169,159	9,754	0.75	2,447	(1,471)	976
Overnight investments	1,412,817	973	0.27	746,763	508	0.27	459	6	465
Total interest-earning assets	19,787,236	$190,326	3.81%	19,273,850	$281,578	5.81%	$(1,234)	$(90,018)	$(91,252)
Cash and due from banks	474,495			535,260
Premises and equipment	873,925			889,405
Receivable from FDIC for loss share agreements	107,073			219,867
Allowance for loan and lease losses	(233,066)			(271,924)
Other real estate owned	91,840			152,744
Other assets	461,417			446,223
Total assets	$21,562,920			$21,245,425

Liabilities
Interest-bearing deposits:
Checking With Interest	$2,379,384	$145	0.02%	$2,183,140	$329	0.06%	$33	$(217)	$(184)
Savings	998,303	125	0.05	899,428	113	0.05	12	—	12
Money market accounts	6,351,952	2,004	0.13	6,222,991	3,601	0.23	23	(1,620)	(1,597)
Time deposits	2,952,193	4,987	0.67	3,715,193	8,156	0.87	(1,485)	(1,684)	(3,169)
Total interest-bearing deposits	12,681,832	7,261	0.23	13,020,752	12,199	0.37	(1,417)	(3,521)	(4,938)
Short-term borrowings	597,385	596	0.40	641,007	1,018	0.63	(60)	(362)	(422)
Long-term obligations	510,871	5,189	4.06	447,600	4,726	4.22	655	(192)	463
Total interest-bearing liabilities	13,790,088	$13,046	0.38%	14,109,359	$17,943	0.51%	$(822)	$(4,075)	$(4,897)
Demand deposits	5,420,920			4,962,280
Other liabilities	341,721			221,912
Shareholders' equity	2,010,191			1,951,874
Total liabilities and shareholders' equity	$21,562,920			$21,245,425
Interest rate spread			3.43%			5.30%
Net interest income and net yield
on interest-earning assets		$177,280	3.55%		$263,635	5.44%	$(412)	$(85,943)	$(86,355)
Loans and leases include acquired loans, originated loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent and state income tax rates of 6.9 percent for each period. The taxable-equivalent adjustment was $687 and $687 for 2013 and 2012, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Table 25 identifies significant obligations and commitments as of December 31, 2013.

Table 25
COMMITMENTS AND CONTRACTUAL OBLIGATIONS

	Payments due by period
Type of obligation	Less than 1 year	1-3 years	4-5 years	Thereafter	Total
	(dollars in thousands)
Contractual obligations:
Deposits	$1,920,998	$828,784	$125,456	$—	$2,875,238
Short-term borrowings	511,418	—	—	—	511,418
Long-term obligations	2,908	205,422	132,449	169,990	510,769
Operating leases	17,181	21,543	10,543	41,554	90,821
Estimated payment to FDIC due to claw-back provisions under loss share agreements	—	—	—	143,091	143,091
Total contractual obligations	$2,452,505	$1,055,749	$268,448	$354,635	$4,131,337
Commitments:
Loan commitments	$2,413,093	$501,958	$423,334	$2,499,918	$5,838,303
Standby letters of credit	49,240	5,545	—	26	54,811
Affordable housing partnerships	14,457	2,967	298	13	17,735
Total commitments	$2,476,790	$510,470	$423,632	$2,499,957	$5,910,849

CURRENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU ) 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323)—Accounting for Investments in Qualified Affordable Housing Projects”
This ASU permits BancShares to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, BancShares would amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).
For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The decision to apply the proportional amortization method of accounting will be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments.
The amendments in this ASU should be applied retrospectively to all periods presented and are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.
BancShares is in the process of evaluating this ASU and the potential impact of adoption and, therefore, has elected not to adopt the proportional amortization method as outlined in ASU 2014-01 at this time.

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
The provisions of this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted.
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
For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. BancShares has adopted the methodologies prescribed by this ASU by the date required and the ASU did not have a material effect on its financial position or results of operations. BancShares has included the required disclosures in Note U.

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
This guidance became effective for annual periods beginning on or after December 15, 2012, and interim periods within those annual periods. BancShares has previously accounted for its indemnification asset in accordance with this guidance; accordingly, this guidance had no impact on BancShares' consolidated financial position, results of operations or cash flows.

REGULATORY ISSUES

In July 2013, Bank regulatory agencies approved new global regulatory capital guidelines aimed at strengthening existing capital requirements for bank holding companies through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and balance sheet exposure. When fully implemented in

January 2019, Basel requires a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent. The new guidelines also requires a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets, resulting in a total capital ratio of 7.0 percent. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent and includes a minimum leverage ratio of 4.0 percent.

The Dodd-Frank Act mandated that stress tests be developed and performed to ensure that financial institutions have sufficient capital to absorb losses and support operations during multiple economic and bank scenarios. Bank holding companies with total consolidated assets between $10 billion and $50 billion, including BancShares, will undergo annual company-run stress tests. As directed by the Federal Reserve, summaries of BancShares’ results in the severely adverse stress tests will be available to the public starting in June 2015. Through the stress testing program that has been implemented, BancShares and FCB will comply with current regulations. The results of stress testing activities will be considered in combination with other risk management and monitoring practices to maintain an effective risk management program.

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

The Dodd-Frank Act also imposes new regulatory capital requirements for banks that will result in the disallowance of qualified trust preferred capital securities as tier 1 capital. As of December 31, 2013, BancShares had $93.5 million in trust preferred capital securities that were outstanding and included as tier 1 capital. Based on the Inter-Agency Capital Rule Notice, 75 percent, or $70.1 million of BancShares' trust preferred capital securities will be excluded from tier 1 capital beginning January 1, 2015, with the remaining 25 percent, or $23.4 million, excluded beginning January 1, 2016.

Management is not aware of any further recommendations by regulatory authorities that, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital ratios or results of operations.

Item 9A. Controls and Procedures

BancShares' management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of BancShares' disclosure controls and procedures as of the end of the period covered by this Annual Report, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer concluded that BancShares' disclosure controls and procedures were effective to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in the reports it files under the Exchange Act.

No changes in BancShares' internal control over financial reporting occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, BancShares' internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Statements in this Report and exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, the financial success or changing strategies of our customers, customer acceptance of our services, products and fee structure, the competitive nature of the financial services industry, our ability to compete effectively against other financial institutions in our banking markets, actions of government regulators, the level of market interest rates and our ability to manage our interest rate risk, changes in general economic conditions that affect our loan and lease portfolio, the abilities of our borrowers to repay their loans and leases, the values of real estate and other collateral, the impact of the FDIC-assisted transactions and other developments or changes in our business that we do not expect.
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

BancShares' management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on that assessment, BancShares' management believes that, as of December 31, 2013, BancShares' internal control over financial reporting is effective based on those criteria.

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

We have audited First Citizens BancShares, Inc. and subsidiaries' (BancShares) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BancShares' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on BancShares' internal control over financial reporting based on our audit.

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

In our opinion, First Citizens BancShares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of BancShares as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013, and our report dated February 26, 2014, expressed an unqualified opinion on those consolidated financial statements.

Charlotte, North Carolina
February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
First Citizens BancShares, Inc.

We have audited the accompanying consolidated balance sheets of First Citizens BancShares, Inc. and subsidiaries (BancShares) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of BancShares' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Citizens BancShares, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BancShares' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014, expressed an unqualified opinion.

Charlotte, North Carolina
February 26, 2014

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(dollars in thousands, except share data)
Assets
Cash and due from banks	$533,599	$639,730
Overnight investments	859,324	443,180
Investment securities available for sale (cost of $5,404,335 at December 31, 2013, and $5,192,419 at December 31, 2012)	5,387,703	5,226,228
Investment securities held to maturity (fair value of $974 at December 31, 2013, and $1,448 at December 31, 2012)	907	1,342
Loans held for sale	47,271	86,333
Loans and leases:
Acquired	1,029,426	1,809,235
Originated	12,104,298	11,576,115
Less allowance for loan and lease losses	233,394	319,018
Net loans and leases	12,900,330	13,066,332
Premises and equipment	876,522	882,768
Other real estate owned:
Covered under loss share agreements	47,081	102,577
Not covered under loss share agreements	36,898	43,513
Income earned not collected	48,390	47,666
Receivable from FDIC for loss share agreements	93,397	270,192
Goodwill	102,625	102,625
Other intangible assets	1,247	3,556
Other assets	263,797	367,610
Total assets	$21,199,091	$21,283,652
Liabilities
Deposits:
Noninterest-bearing	$5,241,817	$4,885,700
Interest-bearing	12,632,249	13,200,325
Total deposits	17,874,066	18,086,025
Short-term borrowings	511,418	568,505
Long-term obligations	510,769	444,921
Payable to FDIC for loss share agreements	109,378	101,641
Other liabilities	116,785	218,553
Total liabilities	19,122,416	19,419,645
Shareholders’ equity
Common stock:
Class A - $1 par value (11,000,000 shares authorized; 8,586,058 shares issued and outstanding at December 31, 2013; 8,588,031 shares issued and outstanding at December 31, 2012)	8,586	8,588
Class B - $1 par value (2,000,000 shares authorized; 1,032,883 shares issued and outstanding at December 31, 2013, and December 31, 2012)	1,033	1,033
Surplus	143,766	143,766
Retained earnings	1,948,558	1,792,726
Accumulated other comprehensive loss	(25,268)	(82,106)
Total shareholders’ equity	2,076,675	1,864,007
Total liabilities and shareholders’ equity	$21,199,091	$21,283,652
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Year ended December 31
	2013	2012	2011
	(dollars in thousands, except share and per share data)
Interest income
Loans and leases	$757,197	$967,601	$967,737
Investment securities:
U. S. Treasury	1,645	2,471	8,248
Government agency	12,265	15,688	19,848
Mortgage-backed securities	22,642	14,388	9,235
Corporate bonds	—	2,574	7,975
State, county and municipal	12	36	174
Other	320	340	548
Total investment securities interest and dividend income	36,884	35,497	46,028
Overnight investments	2,723	1,738	1,394
Total interest income	796,804	1,004,836	1,015,159
Interest expense
Deposits	34,495	57,568	101,888
Short-term borrowings	2,724	5,107	5,993
Long-term obligations	19,399	27,473	36,311
Total interest expense	56,618	90,148	144,192
Net interest income	740,186	914,688	870,967
Provision for loan and lease losses	(32,255)	142,885	232,277
Net interest income after provision for loan and lease losses	772,441	771,803	638,690
Noninterest income
Gains on acquisitions	—	—	150,417
Cardholder services	48,360	45,174	56,279
Merchant services	56,024	50,298	54,543
Service charges on deposit accounts	60,661	61,564	63,775
Wealth management services	59,628	57,236	54,974
Fees from processing services	22,821	34,816	30,487
Securities gains (losses)	—	2,277	(288)
Other service charges and fees	15,696	14,239	22,647
Mortgage income	11,065	8,072	6,597
Insurance commissions	10,694	9,974	9,165
ATM income	5,026	5,279	6,020
Adjustments to FDIC receivable and payable for loss share agreements	(72,342)	(101,594)	(19,305)
Other	45,970	1,965	29,055
Total noninterest income	263,603	189,300	464,366
Noninterest expense
Salaries and wages	308,941	307,331	308,088
Employee benefits	90,479	78,861	72,526
Occupancy expense	75,718	74,798	74,832
Equipment expense	75,545	74,822	69,951
FDIC insurance expense	10,175	10,656	16,459
Foreclosure-related expenses	17,134	40,654	46,133
Other	193,388	179,811	204,936
Total noninterest expense	771,380	766,933	792,925
Income before income taxes	264,664	194,170	310,131
Income taxes	96,965	59,822	115,103
Net income	$167,699	$134,348	$195,028
Per share information
Net income per share	$17.43	$13.11	$18.80
Dividends declared per share	1.20	1.20	1.20
Average shares outstanding	9,618,952	10,244,472	10,376,445

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year ended December 31
	2013	2012	2011
	(dollars in thousands)
Net income	$167,699	$134,348	$195,028

Other comprehensive income (loss)
Unrealized gains and losses on securities:
Change in unrealized securities gains (losses) arising during period	(50,441)	9,566	3,108
Deferred tax benefit (expense)	19,833	(3,759)	(1,148)
Reclassification adjustment for losses (gains) included in income before income taxes	—	(2,322)	262
Deferred tax expense (benefit)	—	917	(159)
Total change in unrealized gains (losses) on securities, net of tax	(30,608)	4,402	2,063

Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	(103)	(2,779)	(8,329)
Deferred tax benefit	43	1,097	3,289
Reclassification adjustment for losses included in income before income taxes	3,281	3,095	7,107
Deferred tax benefit	(1,363)	(1,222)	(2,806)
Total change in unrecognized loss on cash flow hedges, net of tax	1,858	191	(739)

Change in pension obligation:
Change in pension obligation	123,557	(44,315)	(58,630)
Deferred tax benefit (expense)	(48,475)	17,354	22,959
Reclassification adjustment for losses included in income before income taxes	17,195	11,236	7,071
Deferred tax benefit	(6,689)	(4,400)	(2,769)
Total change in pension obligation, net of tax	85,588	(20,125)	(31,369)

Other comprehensive income (loss)	56,838	(15,532)	(30,045)

Total comprehensive income	$224,537	$118,816	$164,983

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(dollars in thousands, except share data)
Balance at December 31, 2010	$8,757	$1,678	$143,766	$1,615,290	$(36,529)	$1,732,962
Net income	—	—	—	195,028	—	195,028
Other comprehensive loss, net of tax	—	—	—	—	(30,045)	(30,045)
Repurchase of 112,471 shares of Class A common stock	(113)	—	—	(16,672)	—	(16,785)
Repurchase of 37,863 shares of Class B common stock	—	(38)	—	(7,564)	—	(7,602)
Cash dividends ($1.20 per share)	—	—	—	(12,430)	—	(12,430)
Balance at December 31, 2011	8,644	1,640	143,766	1,773,652	(66,574)	1,861,128
Net income	—	—	—	134,348	—	134,348
Other comprehensive loss, net of tax	—	—	—	—	(15,532)	(15,532)
Repurchase of 56,276 shares of Class A common stock	(56)	—	—	(9,075)	—	(9,131)
Repurchase of 606,929 shares of Class B common stock	—	(607)	—	(93,886)	—	(94,493)
Cash dividends ($1.20 per share)	—	—	—	(12,313)	—	(12,313)
Balance at December 31, 2012	8,588	1,033	143,766	1,792,726	(82,106)	1,864,007
Net income	—	—	—	167,699	—	167,699
Other comprehensive income, net of tax	—	—	—	—	56,838	56,838
Repurchase of 1,973 shares of Class A common stock	(2)	—	—	(319)	—	(321)
Cash dividends ($1.20 per share)	—	—	—	(11,548)	—	(11,548)
December 31, 2013	$8,586	$1,033	$143,766	$1,948,558	$(25,268)	$2,076,675
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
	2013	2012	2011
OPERATING ACTIVITIES	(dollars in thousands)
Net income	$167,699	$134,348	$195,028
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan and lease losses	(32,255)	142,885	232,277
Deferred tax expense (benefit)	47,889	(35,265)	(16,637)
Change in current taxes	(79,173)	29,095	(2,820)
Depreciation	70,841	68,941	65,170
Change in accrued interest payable	(2,616)	(14,366)	(14,340)
Change in income earned not collected	(724)	(5,450)	48,423
Gains on acquisitions	—	—	(150,417)
Gain on sale of processing services, net	(4,085)	—	—
Securities losses (gains)	—	(2,277)	288
Origination of loans held for sale	(393,908)	(575,705)	(513,253)
Proceeds from sale of loans held for sale	443,708	589,376	518,398
Gain on sale of loans	(10,738)	(7,465)	(8,751)
Net writedowns/losses on other real estate	6,686	36,229	53,450
Gain on retirement of long-term obligations	—	—	(9,685)
Net amortization of premiums and discounts	(115,060)	(158,227)	(194,434)
FDIC receivable for loss share agreements	71,771	(7,181)	44,551
Net change in other assets	103,974	(17,617)	89,979
Net change in other liabilities	56,998	23,967	(1,541)
Net cash provided by operating activities	331,007	201,288	335,686
INVESTING ACTIVITIES
Net change in loans outstanding	323,436	627,806	473,974
Purchases of investment securities available for sale	(2,671,420)	(5,169,641)	(3,480,699)
Proceeds from maturities/calls of investment securities held to maturity	435	480	709
Proceeds from maturities/calls of investment securities available for sale	2,437,851	3,986,370	4,002,724
Proceeds from sales of investment securities available for sale	—	7,900	242,023
Net change in overnight investments	(416,144)	(8,205)	(36,585)
Cash received from the FDIC for loss share agreements	19,373	251,972	293,067
Proceeds from sale of other real estate	147,550	147,858	135,803
Additions to premises and equipment	(66,037)	(88,883)	(76,901)
Net cash received from acquisitions	—	—	1,150,879
Net cash (used) provided by investing activities	(224,956)	(244,343)	2,704,994
FINANCING ACTIVITIES
Net change in time deposits	(699,005)	(1,049,761)	(2,273,418)
Net change in demand and other interest-bearing deposits	487,046	1,558,512	4,417
Net change in short-term borrowings	(57,087)	(101,717)	(283,440)
Repayment of long-term obligations	(4,152)	(196,338)	(320,730)
Origination of long-term obligations	70,000	310	—
Repurchase of common stock	(321)	(103,624)	(24,387)
Cash dividends paid	(8,663)	(15,398)	(12,499)
Net cash (used) provided by financing activities	(212,182)	91,984	(2,910,057)
Change in cash and due from banks	(106,131)	48,929	130,623
Cash and due from banks at beginning of period	639,730	590,801	460,178
Cash and due from banks at end of period	$533,599	$639,730	$590,801
CASH PAYMENTS FOR:
Interest	$59,234	$104,514	$157,477
Income taxes	102,890	66,453	91,465
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in unrealized securities gains (losses)	$(50,441)	$7,244	$3,370
Change in fair value of cash flow hedge	3,178	316	(1,222)
Change in pension obligation	140,752	(33,079)	(51,559)
Transfers of loans to other real estate	92,125	140,645	213,195
Dividends declared but not paid	2,885	—	—
Reclassification of reserve for unfunded commitments to allowance for loan and lease losses	7,368	—	—
Acquisitions:
Assets acquired	—	—	2,934,464
Liabilities assumed	—	—	2,784,047
Net assets acquired	—	—	150,417
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE A
ACCOUNTING POLICIES AND BASIS OF PRESENTATION

General

First Citizens BancShares, Inc. (BancShares) is a financial holding company organized under the laws of Delaware and conducts operations through its banking subsidiary, First-Citizens Bank & Trust Company (FCB), which is headquartered in Raleigh, North Carolina.

On January 1, 2014, FCB completed the merger of 1st Financial Services Corporation (1st Financial). The 1st Financial merger was accounted for under the acquisition method of accounting. The purchased assets, assumed liabilities and identifiable intangible assets were recorded at their acquisition date estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available. See Note V for additional information regarding the 1st Financial merger.

The accounting and reporting policies of BancShares and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (GAAP). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The following is a summary of BancShares' more significant accounting policies.

Nature of Operations

FCB operates 397 branches in North Carolina, Virginia, West Virginia, Maryland, Tennessee, California, Washington, Florida, Washington, DC, Georgia, Texas, Arizona, New Mexico, Colorado, Oregon, Missouri, Oklahoma and Kansas. FCB provides full-service banking services designed to meet the needs of retail and commercial customers in the markets in which it operates. The services provided include transaction and savings deposit accounts, commercial and consumer loans, trust and asset management. Investment services, including sales of annuities and third party mutual funds are offered through First Citizens Investor Services, Inc., and title insurance is offered through Neuse Financial Services, Inc.
Principles of Consolidation and Segment Reporting
The consolidated financial statements of BancShares include the accounts of BancShares and those subsidiaries that are majority owned by BancShares and over which BancShares exercises control. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies or assets acquired are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless GAAP requires otherwise.
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
FCB has investments in certain low income housing tax credit and renewable energy LLCs that have been evaluated and determined to be variable interest entities (VIEs). VIEs are legal entities in which equity investors do not have sufficient equity at risk for the entity to independently finance its activities, or as a group, the holders of the equity investment at risk lack the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, or do not have the obligation to absorb the expected losses of the entity or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity holds a controlling financial interest in the VIE. Analysis of these investments concluded that FCB is not the primary beneficiary and does not hold a controlling interest in the VIEs and, therefore, the assets and liabilities of these partnerships are not consolidated into the financial statements of FCB or BancShares. The recorded investment in these partnerships is reported within other assets in BancShares' Consolidated Balance Sheets.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications

In certain instances, amounts reported in prior years' consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported cash flows, shareholders' equity or net income.

During the third quarter of 2013, management reevaluated its fair value leveling methodology and the inputs utilized by the 3rd party pricing services for the current and prior periods. Management concluded that due to the reliance on significant observable inputs, the fair values of its US Treasury, Government agency and other securities should be classified as level 2 rather than the level 1 previously disclosed. Management also concluded that its equity securities should be classified as level 2 rather than the level 1 previously disclosed due to the inactive nature of the markets in which these securities trade.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and different assumptions in the application of these policies could result in material changes in BancShares' consolidated financial position, the consolidated results of its operations or related disclosures. Material estimates that are particularly susceptible to significant change include:

•	Allowance for loan and lease losses

•	Fair value of financial instruments, including acquired assets and assumed liabilities

•	Pension plan assumptions

•	Cash flow estimates on acquired loans

•	Receivable from and payable to the FDIC for loss share agreements

•	Income tax assets, liabilities and expense

Business Combinations
BancShares accounts for all business combinations using the acquisition method of accounting as required by Accounting Standards Codification (ASC) Topic 805, Business Combinations. Under this method of accounting, acquired assets and assumed liabilities are included with the acquirer's accounts as of the date of acquisition, with any excess of purchase price over the fair value of the net assets acquired (including identifiable core deposit intangibles (CDI)) capitalized as goodwill. The CDI asset is recognized as an asset apart from goodwill when it arises from contractual or other legal rights or if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. In addition, acquisition-related costs and restructuring costs are recognized as period expenses as incurred.
The acquired assets and assumed liabilities are recorded at estimated fair values. Management makes significant estimates and exercises significant judgment in accounting for business combinations. Management judgmentally assigns risk ratings to loans based on credit quality, appraisals and estimated collateral values, and estimated expected cash flows to measure fair values for loans. Other real estate (OREO) is valued based upon pending sales contracts and appraised values, adjusted for current market conditions. CDI is valued based on a weighted combination of the income and market approach where the income approach converts anticipated economic benefits to a present value and the market approach evaluates the market in which the asset is traded to find an indication of prices from actual transactions. Management uses quoted or current market prices to determine the fair value of investment securities. Fair values of deposits, short-term borrowings and long-term obligations are based on current market interest rates and are inclusive of any applicable prepayment penalties.
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks and Federal funds sold. Cash and cash equivalents have maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Securities

BancShares' investments consist of government agency securities, U.S. Treasury securities, mortgage-backed securities, corporate bonds, state, county and municipal obligations and equity securities.
BancShares classifies marketable investment securities as held to maturity, available for sale or trading. Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income using the interest method. At December 31, 2013, and 2012, BancShares had no investment securities held for trading purposes.
Debt securities are classified as held to maturity where BancShares has both the intent and ability to hold the securities to maturity. These securities are reported at amortized cost.
Investment securities that may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements or unforeseen changes in market conditions, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income or loss, net of deferred income taxes, in the shareholders' equity section of the Consolidated Balance Sheets. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in noninterest income. As of December 31, 2013, there was no intent to sell any of the securities classified as available for sale.
BancShares evaluates each held to maturity and available for sale security in a loss position for other-than-temporary impairment (OTTI) in accordance with ASC Topic 320-10, Investments - Debt and Equity Securities, at least quarterly. BancShares considers such factors as the length of time and the extent to which the market value has been below amortized cost, long term expectations and recent experience regarding principal and interest payments, BancShares' intent to sell, and whether it is more likely than not that it would be required to sell those securities before the anticipated recovery of the amortized cost basis. The credit component of an OTTI loss is recognized in earnings and the non-credit component is recognized in accumulated other comprehensive income in situations where BancShares does not intend to sell the security, and it is more likely than not that BancShares will not be required to sell the security prior to recovery.

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

Investments in preferred stock that had initially been issued under the U. S. Treasury's Troubled Asset Recovery Program (TARP) and were purchased in the auction process initiated when the U. S. Treasury decided to liquidate its investments are carried at cost, less any applicable impairment charges, because the securities are not traded and an active market does not exist. Nonmarketable securities are periodically evaluated for impairment. BancShares considers positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience when determining the ultimate recoverability of the recorded investment. Investments in FHLB stock and TARP stock are included in other assets.

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
Originated Loans and Leases
Loans and leases for which management has the intent and ability to hold for the foreseeable future are classified as held for investment and carried at the principal amount outstanding net of any unearned income, charge-offs and unamortized fees and

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

costs on originated loans. Nonrefundable fees collected and certain direct costs incurred related to loan originations are deferred and recorded as an adjustment to loans and leases outstanding. The net amount of the nonrefundable fees and costs are amortized to interest income over the contractual lives using methods that approximate a constant yield.
Acquired Loans and Leases
Acquired loans and leases are recorded at fair value at the date of acquisition. No allowance for loan and lease losses is recorded on the acquisition date as the fair value of the acquired assets incorporates assumptions regarding credit risk.
Acquired loans and leases are evaluated at acquisition and where a discount is noted at least in part due to credit, the loans are accounted for under the guidance in ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased impaired loans and leases reflect credit deterioration since origination such that it is probable at acquisition that BancShares will be unable to collect all contractually required payments. As of the acquisition date, the difference between contractually required payments and the cash flows expected to be collected is the nonaccretable difference, which is included as a reduction to the carrying amount of acquired loans and leases. If the timing and amount of the future cash flows is reasonably estimable, any excess of cash flows expected at acquisition over the estimated fair value is the accretable yield and is recognized in interest income over the asset's remaining life using a level yield method.
Over the life of acquired loans and leases, BancShares continues to estimate cash flows expected to be collected on individual loans and leases or on pools of loans and leases sharing common risk characteristics. BancShares evaluates at each balance sheet date whether the estimated cash flows and corresponding present value of its loans and leases determined using the effective interest rates has decreased and if so, recognizes provision for loan and lease losses in its Consolidated Statements of Income. For any increases in cash flows expected to be collected, BancShares adjusts any prior recorded allowance for loan and lease losses first, and then the amount of accretable yield recognized on a prospective basis over the loan's or pool's remaining life.
Accretion income is recognized on all non-pooled loans and leases except for situations when the timing and amount of future cash flows cannot be determined. Loans and leases with uncertain future cash flows are accounted for under the cost recovery method and those loans and leases are generally reported as nonaccrual.
For loans and leases where the cash flow analysis was initially performed at the loan pool level, the amount of accretable yield and nonaccretable difference is determined at the pool level. Each loan pool is made up of assets with similar characteristics at the date of acquisition including loan type, collateral type and performance status. All loan pools that have accretable yield to be recognized in interest income are classified as accruing regardless of the status of individual loans within the pool.
Impaired Loans, Troubled Debt Restructurings (TDR) and Nonperforming Assets

Management will deem originated loans and leases to be impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. Generally, management considers the following loans to be impaired; all TDR loans, commercial and consumer relationships which are nonaccrual or 90+ days past due and greater than $500,000 as well as any other loan management deems impaired. Once a loan is considered impaired, it is required to be individually evaluated for impairment at least quarterly using discounted cash flows, observable market price or the fair value of collateral. When the ultimate collectability of an impaired loan's principal is doubtful, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone.
A loan is considered a TDR when a modification to a borrower's debt agreement is made and where a concession that is granted for economic or legal reasons related to a borrower's financial difficulties that otherwise would not be granted. TDRs are undertaken in order to improve the likelihood of collection on the loan and may result in a stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures or, in certain limited circumstances, forgiveness of principal or interest. Modifications of acquired loans that are part of a pool accounted for as a single asset are not designated as TDRs. TDRs can involve loans remaining on nonaccrual, moving to nonaccrual or continuing on accruing status, depending on the individual facts and circumstances of the borrower. In circumstances where a portion of the loan balance is charged off, BancShares typically classifies the remaining balance as nonaccrual.
In connection with commercial TDRs, the decision to maintain a loan that has been restructured on accrual status is based on a current credit evaluation of the borrower's financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower's current capacity to pay, which may include a review of the borrower's

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

current financial statements, an analysis of cash flow documenting the borrower's capacity to pay all debt obligations and an evaluation of secondary sources of payment from the borrower and any guarantors. This evaluation also includes an evaluation of the borrower's current willingness to pay, which may include a review of past payment history, an evaluation of the borrower's willingness to provide information on a timely basis and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation also reflects consideration of the adequacy of collateral to cover all principal and interest and trends indicating improving profitability and collectability of receivables.
Nonaccrual TDRs may be returned to accrual status based on a current credit evaluation of the borrower's financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower's sustained historical repayment performance for a reasonable period, generally a minimum of six months, prior to the date on which the loan is returned to accrual status. Sustained historical repayment performance for a reasonable time prior to the restructuring may also be considered.
Nonperforming assets include nonaccrual loans and leases and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of loan defaults.
BancShares classifies all originated loans and leases as past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent. Generally, commercial loans are placed on nonaccrual status when principal or interest becomes 90 days past due or when it is probable that principal or interest is not fully collectible, whichever occurs first. Once a loan is placed on nonaccrual status it is evaluated for impairment and a charge-off is recorded in the amount of the impairment. Consumer loans are subject to mandatory charge-off at a specified delinquency date consistent with regulatory guidelines.
Generally, when loans and leases are placed on nonaccrual status, accrued interest receivable that had been recognized in the current year is reversed against interest income; accrued interest receivable that had been recognized in a prior year is charged off. All payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans and leases are generally removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectability of principal and interest.
Noncovered OREO acquired as a result of foreclosure is carried at net realizable value. Net realizable value equals fair value less estimated selling costs. Any excess of cost over fair value at the time of foreclosure is charged to the allowance for loan and lease losses. Cost is determined based on the sum of unpaid principal, accrued but unpaid interest and acquisition costs associated with the loan.
OREO are subject to periodic revaluations of the underlying collateral, at least annually. The periodic revaluations are generally based on the appraised value of the property and may include additional adjustments based upon management's review of the valuation and specific knowledge of the OREO. Routine maintenance costs, subsequent declines in market value and net losses on disposal are included in foreclosed property expense. Gains and losses resulting from the sale or writedown of OREO and income and expenses related to its operation are recorded in other noninterest income.
OREO covered by loss share agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC at net realizable value. Subsequent downward adjustments to the estimated recoverable value of covered OREO result in a reduction of covered OREO, a charge to foreclosure related expenses and an increase in the FDIC receivable for the estimated amount to be reimbursed, with a corresponding amount recorded as an adjustment to FDIC receivable.
Covered Assets and Receivable from FDIC for Loss Share Agreements
Assets subject to loss share agreements with the FDIC include certain acquired loans and OREO. These loss share agreements afford BancShares significant protection. The agreements cover realized losses on certain loans and other assets purchased from the FDIC during the time period specified in the agreements. Realized losses covered include loan contractual balances, accrued interest on loans for up to 90 days, the book value of foreclosed real estate acquired and certain direct costs, less cash or other consideration received by BancShares.
The FDIC receivable is recorded at fair value at the acquisition date of the indemnified assets and is measured on the same basis as the underlying loans, subject to collectability or contractual limitations. The fair value of the loss share agreements on the acquisition date reflects the discounted reimbursements expected to be received from the FDIC, using an appropriate discount rate, which was based on the market rate for a similar term security at the time of the acquisition adjusted for additional risk premium.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The loss share agreements continue to be measured on the same basis as the related indemnified assets. Because the acquired loans are subject to the accounting prescribed by ASC 310-30, subsequent changes to the basis of the loss share agreements also follow that model. Deterioration in the credit quality of the loans, which is immediately recorded as an adjustment to the allowance for loan losses, would immediately increase the FDIC receivable, with the offset recorded through the consolidated statement of income. Improvements in the credit quality or cash flows of loans, which is reflected as an adjustment to yield and accreted into income over the remaining life of the loans, decrease the FDIC receivable, with such decrease being amortized into income over (1) the same period as the underlying loans or (2) the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Discounts and premiums reflecting the estimated timing of expected reimbursements is accreted into income over the life of the loss share agreements.
Collection and other servicing costs related to loans covered under FDIC loss share agreements are charged to noninterest expense as incurred. A receivable from the FDIC is recorded for the estimated amount of such expenses that are expected to be reimbursed and results in an increase to noninterest income. The estimated amount of such reimbursements is determined by several factors including the existence of loan participation agreements with other financial institutions, the presence of partial guarantees from the Small Business Administration and whether a reimbursable loss has been recorded on the loan for which collection and servicing costs have been incurred. Future adjustments to the receivable from the FDIC may be necessary as additional information becomes available related to the amount of previously recorded collection and servicing costs that will actually be reimbursed by the FDIC and the probable timing of such reimbursements.
Payable to the FDIC for Loss Share Agreements

The purchase and assumption agreements for certain FDIC-assisted transactions include contingent payments that may be owed to the FDIC at the termination of the loss share agreements. The contingent payment is due to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The contingent liability, which is reported in the Consolidated Balance Sheets as a payable to the FDIC for loss share agreements, is calculated by discounting estimated future payments. The ultimate settlement amount of the contingent payment is dependent upon the performance of the underlying covered loans, the passage of time and actual claims submitted to the FDIC.

Allowance for Loan and Lease Losses (ALLL)
Originated Loans
The ALLL represents management's best estimate of probable credit losses within the loan and lease portfolio at the balance sheet date. Management determines the ALLL based on an ongoing evaluation. This evaluation is inherently subjective because it requires material estimates, including the amount and timing of cash flows expected to be received on acquired loans. Those estimates are susceptible to significant change. Adjustments to the ALLL are recorded with a corresponding entry to provision for loan and lease losses. Loan and lease balances deemed to be uncollectible are charged off against the ALLL. Recoveries of amounts previously charged off are generally credited to the ALLL.
Accounting standards require the presentation of certain information at the portfolio segment level, which represents the level at which an entity develops and documents a systematic methodology to determine its ALLL. BancShares evaluates its loan and lease portfolio using three portfolio segments: originated commercial, originated noncommercial and acquired. The originated commercial segment includes commercial construction and land development, commercial mortgage, commercial and industrial, lease financing and other commercial real estate loans, and the related ALLL is calculated based on a risk-based approach as reflected in credit risk grades assigned to commercial segment loans. The originated noncommercial segment includes noncommercial construction and land development, residential mortgage, revolving mortgage and consumer loans, and the associated ALLL was determined using a delinquency-based approach.
BancShares' methodology for calculating the ALLL includes estimating a general allowance for pools of unimpaired loans and specific allocations for significant individual impaired loans. The general allowance is based on net historical loan loss experience for homogeneous groups of loans based mostly on loan type then aggregated on the basis of similar risk characteristics and performance trends. The general allowance estimate also contains qualitative components that allow management to adjust reserves based on historical loan loss experience for changes in the economic environment, portfolio trends and other factors. The specific allowance component is determined when management believes that the collectability of an individually reviewed loan has been impaired and a loss is probable. The fair value of impaired loans is based on the present

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value of expected cash flows, market prices of the loans, if available, or the value of the underlying collateral. Expected cash flows are discounted at the loans' effective interest rates.
The general allowance considers probable, incurred losses that are inherent within the loan portfolio but have not been specifically identified. Loans are divided into segments for analysis based in part on the risk profile inherent in each segment. Loans are further segmented into classes to appropriately recognize changes in inherent risk. A primary component of determining the general allowance for performing and classified loans not analyzed specifically is the actual loss history of the various classes. Loan loss factors based on historical experience may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio at the balance sheet date. For originated commercial loans and leases, management incorporates historical net loss data to develop the applicable loan loss factors by utilizing information that considers the class of the commercial loan and associated risk rating. For the originated noncommercial segment, management incorporates specific loan class and delinquency status trends into the loan loss factors. Loan loss factors may be adjusted quarterly based on changes in the level of historical net charge-offs and model adjustment parameter updates by management, such as the number of periods included in the calculation of loss factors, loss severity and portfolio attrition.
The quarterly ALLL evaluation process for the general allowance also includes a qualitative framework that considers economic conditions, composition of the loan portfolio, trends in delinquent and nonperforming loans, historical loss experience by categories of loans, concentrations of credit, changes in lending policies and underwriting standards, regulatory exam results and other factors indicative of inherent losses remaining in the portfolio. Management may adjust the ALLL calculated based on historical loan loss factors when assessing changes in the factors in the qualitative framework. The adjustments to the ALLL for the qualitative framework are based on economic data, data analysis of portfolio trends and management judgment. These adjustments are specific to the loan class level. Prior to the second quarter of 2013, a portion of the allowance for loan and lease losses was not allocated to any specific class of loans. This nonspecific portion reflected management's best estimate of the elements of imprecision and estimation risk inherent in the calculation of the overall allowance.
During the second quarter of 2013, BancShares implemented enhancements to the process to estimate the ALLL and the reserve for unfunded commitments, described below. Through detailed analysis of historical loss data, the process enhancements enabled allocation of the previously unallocated "nonspecific" ALLL and a portion of the reserve for unfunded loan commitments to specific loan classes. The enhanced ALLL estimates implicitly include the risk of draws on open lines within each loan class. Other than the modifications described above, the enhancements to the methodology had no material impact on the ALLL.
Specific allocations are made for significant, individual impaired loans. Management deems a loan to be impaired when, based upon current information and events, it is probable that BancShares will be unable to collect all amounts due according to the contractual terms of the loan. Generally management considers the following loans to be impaired: all TDR loans, commercial and consumer relationships which are nonaccrual or 90+ days past due and greater than $500,000 as well as any other loan management deems impaired. All impaired loans are reviewed for potential impairment on a quarterly basis. Specific valuation allowances are established or partial charge-offs are recorded on impaired loans for the difference between the loan amount and the estimated fair value.

Management continuously monitors and actively manages the credit quality of the entire loan portfolio and adjusts the ALLL to an appropriate level. By assessing the probable estimated incurred losses in the loan portfolio on a quarterly basis, management is able to adjust specific and general loss estimates based upon the most recent information available. Future adjustments to the ALLL may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review BancShares' ALLL. Such agencies may require the recognition of adjustments to the ALLL based on their judgments of information available to them at the time of their examination. Management considers the established ALLL adequate to absorb probable losses that relate to loans and leases outstanding as of December 31, 2013.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The significant majority of relationships in the originated commercial segment are assigned credit risk grades based upon an assessment of conditions that affect the borrower's ability to meet contractual obligations under the loan agreement. This process includes reviewing the borrowers' financial information, payment history, credit documentation, public information and other information specific to each borrower. Credit risk grades are reviewed annually, or at any point management becomes aware of information affecting the borrowers' ability to fulfill their obligations. Our credit risk grading standards are described in Note C.
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
General reserves for collective impairment are based on estimated incurred losses related to unimpaired commercial loans and leases as of the balance sheet date. Incurred loss estimates for the originated commercial segment are based on average loss rates by credit risk ratings, which are estimated using historical loss experience and credit risk rating migrations. Incurred loss estimates may be adjusted through a qualitative assessment to reflect current economic conditions and portfolio trends including credit quality, concentrations, aging of the portfolio and significant policy and underwriting changes.
Common risks to each class of commercial loans include general economic conditions within the markets BancShares serves, as well as risks that are specific to each transaction including demand for products and services, personal events, such as disability or change in marital status and reductions in the value of collateral. Due to the concentration of loans in the medical, dental and related fields, BancShares is susceptible to risks that governmental actions, including implementation of the Affordable Care Act, will fundamentally alter the medical care industry in the United States.
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
Commercial mortgage, commercial and industrial and lease financing
Commercial mortgage loans, commercial and industrial loans and lease financing are primarily dependent on the ability of borrowers to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a customer's business results are significantly unfavorable versus the original projections, the ability for the loan to be serviced on a basis consistent with the contractual terms may be at risk. While these loans and leases are generally secured by real property, personal property or business assets such as inventory or accounts receivable, it is possible that the liquidation of the collateral will not fully satisfy the obligation.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The ALLL for the originated noncommercial segment is primarily calculated on a pooled basis using a delinquency-based approach. Estimates of incurred losses are based on historical loss experience and the migration of receivables through the various delinquency pools applied to the current risk mix. These estimates may be adjusted through a qualitative assessment to reflect current economic conditions, portfolio trends and other factors. The remaining portion of the ALLL related to the originated noncommercial segment results from loans that are deemed impaired. The impairment assessment and determination of the related specific reserve for each impaired loan is based on a loan's characteristics. Impairment measurement for loans that are not collateral dependent is based on the present value of expected cash flows discounted at the loan's effective interest rate. Specific valuation allowances are established or partial charge-offs are recorded for the difference between the loan amount and the estimated fair value. Impairment measurement for most real estate loans, particularly when a loan is considered to be a probable foreclosure, is based on the fair value of the underlying collateral. Collateral is appraised and market value, appropriately adjusted for an assessment of the sales and marketing costs as well as the expected holding period, is used to calculate an anticipated fair value.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The ALLL for acquired loans is estimated based on the estimated cash flows approach. Over the life of acquired loans and leases, BancShares continues to estimate cash flows expected to be collected on individual loans and leases or on pools of loans and leases sharing common risk characteristics. BancShares evaluates at each balance sheet date whether the estimated cash flows and corresponding present value of its loans and leases determined using the effective interest rates has decreased and if so, recognizes provision for loan and lease losses. For any increases in cash flows expected to be collected, BancShares adjusts any prior recorded allowance for loan and lease losses first and then the amount of accretable yield recognized on a prospective basis over the loan's or pool's remaining life.
Reserve for Unfunded Commitments
The reserve for unfunded commitments represents the estimated probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and similar binding commitments. The reserve is calculated in a manner similar to the loans evaluated collectively for impairment, while also considering the timing and likelihood that the available credit will be utilized as well as the exposure upon default. The reserve for unfunded commitments is presented within other liabilities on the consolidated balance sheets, distinct from the ALLL, and adjustments to the reserve for unfunded commitments are included in other noninterest expense in the consolidated statements of income.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements generally have maturities of one day and are reflected as short-term borrowings on the Consolidated Balance Sheets and are recorded based on the amount of cash received in connection with the borrowing. At December 31, 2013, and 2012, BancShares had $97.0 million and $111.9 million of securities sold under repurchase agreements, respectively.

Premises and Equipment

Premises, equipment and capital leases are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed using the straight-line method and are expensed over the estimated useful lives of the assets, which range from 25 to 40 years for premises and three to 10 years for furniture, software and equipment. Leasehold improvements are amortized over the terms of the respective leases or the useful lives of the improvements, whichever is shorter. Gains and losses on dispositions are recorded in other noninterest expense. Maintenance and repairs are charged to occupancy expense or equipment expense as incurred. Obligations under capital leases are amortized over the life of the lease using the interest method to allocate payments between principal reduction and interest expense. Rent expense and rental income on operating leases are recorded using the straight-line method over the appropriate lease terms.

Goodwill and Other Intangible Assets
BancShares accounts for acquisitions using the acquisition method of accounting. Under acquisition accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer's balance sheet as goodwill. An intangible asset is recognized as an asset apart from goodwill if it arises from contractual or other legal rights or if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. Intangible assets are identifiable assets, such as core deposit intangibles, resulting from acquisitions which are amortized on an accelerated basis over an estimated useful life and evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.
Goodwill is not amortized but is evaluated at least annually for impairment or more frequently if events occur or circumstances change that may trigger a decline in the value of the reporting unit or otherwise indicate that a potential impairment exists. Examples of such events or circumstances include deterioration of general economic conditions, limitations on accessing capital, other equity and credit market developments, adverse change(s) in the environment in which BancShares operates, regulatory or political developments and changes in management, key personnel, strategy or customers. The evaluation of goodwill is based on a variety of factors, including common stock trading multiples and data from comparable acquisitions. Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its fair value. In accordance with ASC Topic 350, Intangibles - Goodwill and Other, the fair value for the reporting unit is computed using various methods including market capitalization, price-earnings multiples, price-to-tangible book and market premium.

To the extent the reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the second step of impairment testing will be performed. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

test. If the implied fair value of the reporting unit's goodwill is lower than its carrying amount, goodwill is impaired and is written down to the implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

Annual impairment tests are conducted as of July 31 each year. Based on the July 31, 2013, impairment test, management concluded there was no indication of goodwill impairment. In addition to the annual testing requirement, impairment tests are performed if various other events occur including significant adverse changes in the business climate, considering various qualitative and quantitative factors to determine whether impairment exists. There were no such events subsequent to the annual impairment test performed during 2013.

Other intangible assets with estimable lives are amortized over their estimated useful lives, which are periodically reviewed for reasonableness. As a result of the FDIC-assisted transactions in 2011, 2010 and 2009, identifiable intangible assets were recorded representing the estimated value of the core deposits acquired and certain customer relationships.

Fair Values

Fair value disclosures are required for all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Under GAAP, individual fair value estimates are ranked on a three-tier scale based on the relative reliability of the inputs used in the valuation. Fair values determined using level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined based on level 2 inputs, which represent observable data for similar assets and liabilities. Fair values for assets and liabilities that are not actively traded in observable markets are based on level 3 inputs, which are considered to be nonobservable. Fair value estimates derived from level 3 inputs cannot be substantiated by comparison to independent markets and, in many cases, cannot be realized through immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value to BancShares. For additional information, see Note L to the Consolidated Financial Statements.

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

BancShares selectively uses interest rate swaps for interest rate risk management purposes. During 2011, BancShares entered into an interest rate swap that qualifies as a cash flow hedge under GAAP. This interest rate swap converts variable-rate exposure on outstanding debt to a fixed rate. The derivative is valued each quarter and changes in the fair value are recorded on the consolidated balance sheet with an offset to other comprehensive income for the effective portion and an offset to the consolidated statement of income for any ineffective portion. The assessment of effectiveness is performed using the long-haul method. BancShares’ interest rate swap has been fully effective since inception; therefore, changes in the fair value of the interest rate swap have had no impact on net income. There are no speculative derivative financial instruments in any period.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the event of a change in the forecasted cash flows of the underlying hedged item, the related hedge will be terminated, and management will consider the appropriateness of entering into another hedge for the remaining exposure. The fair value of the terminated hedge will be amortized from accumulated other comprehensive income into earnings over the original life of the terminated swap, provided the remaining cash flows are still probable.

Subsequent Events

Management has evaluated subsequent events through the date of filing this Form 10-K. See Note V for more information.

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

Defined Benefit Pension Plan
BancShares offers a noncontributory defined benefit pension plan to certain qualifying employees. The calculation of the obligations and related expenses under the plan requires the use of actuarial valuation methods and assumptions. Actuarial assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. The discount rate assumption used to measure the plan obligation is based on a yield curve developed from high-quality corporate bonds across a full maturity spectrum. The projected cash flows of the pension plan are discounted based on this yield curve, and a single discount rate is calculated to achieve the same present value. Refer to Note M in the Consolidated Financial Statements for disclosures related to BancShares' defined benefit pension plan.
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
For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. BancShares adopted the methodologies prescribed by this ASU by the date required. Adoption of this ASU did not have a material effect on BancShares' financial position or results of operations. BancShares has included the required disclosures in its Consolidated Statements of Comprehensive Income and in Note U to the Consolidated Financial Statements.
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

This guidance became effective for annual periods beginning on or after December 15, 2012, and interim periods within those annual periods. BancShares adopted ASU 2012-06 on January 1, 2013. BancShares had previously accounted for its indemnification asset in accordance with this guidance; accordingly, the adoption of this guidance had no impact on BancShares' consolidated financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
FASB ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323)—Accounting for Investments in Qualified Affordable Housing Projects”
This ASU permits BancShares to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, BancShares would amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit).
For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323.
The decision to apply the proportional amortization method of accounting will be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments.
The amendments in this ASU should be applied retrospectively to all periods presented and are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.
BancShares is in the process of evaluating this ASU and the potential impact of adoption and, therefore, has elected not to adopt the proportional amortization method as outlined in ASU 2014-01 at this time.
FASB ASU 2013-11, “Income Taxes (Topic 740)”
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B
INVESTMENTS

Investment securities as of December 31, 2013, and 2012, along with unrealized gains and losses determined on an individual security basis, are as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(dollars in thousands)
Investment securities available for sale
December 31, 2013
U.S. Treasury	$373,223	$259	$45	$373,437
Government agency	2,543,223	1,798	792	2,544,229
Mortgage-backed securities	2,486,297	4,526	43,950	2,446,873
Equity securities	543	21,604	—	22,147
State, county and municipal	186	1	—	187
Other	863	—	33	830
Total investment securities available for sale	$5,404,335	$28,188	$44,820	$5,387,703
December 31, 2012
U.S. Treasury	$823,241	$403	$12	$823,632
Government agency	3,052,040	3,501	337	3,055,204
Mortgage-backed securities	1,315,211	14,787	341	1,329,657
Equity securities	543	15,822	—	16,365
State, county and municipal	546	4	—	550
Other	838	—	18	820
Total investment securities available for sale	$5,192,419	$34,517	$708	$5,226,228
Investment securities held to maturity
December 31, 2013
Mortgage-backed securities	$907	$67	$—	$974
December 31, 2012
Mortgage-backed securities	$1,342	$133	$27	$1,448

Investments in mortgage-backed securities primarily represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the maturity distribution of amortizing investment securities. Repayments of mortgage-backed securities are dependent on the underlying loan balances. Equity securities do not have a stated maturity date.

	December 31, 2013		December 31, 2012
	Cost	Fair value	Cost	Fair value
	(dollars in thousands)
Investment securities available for sale
Amortizing securities maturing in:
One year or less	$839,956	$840,883	$2,285,159	$2,286,403
One through five years	2,077,539	2,077,800	1,590,608	1,592,923
Five through 10 years	—	—	898	880
Mortgage-backed securities	2,486,297	2,446,873	1,315,211	1,329,657
Equity securities	543	22,147	543	16,365
Total investment securities available for sale	$5,404,335	$5,387,703	$5,192,419	$5,226,228
Investment securities held to maturity
Mortgage-backed securities held to maturity	$907	$974	$1,342	$1,448
For each period presented, securities gains (losses) include the following:

	Year ended December 31
	2013	2012	2011
	(dollars in thousands)
Gross gains on sales of investment securities available for sale	$—	$2,324	$531
Gross losses on sales of investment securities available for sale	—	(2)	(793)
Other than temporary impairment loss on equity securities	—	(45)	(26)
Total securities gains (losses)	$—	$2,277	$(288)

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information regarding securities with unrealized losses as of December 31, 2013, and 2012.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
December 31, 2013
Investment securities available for sale:
U.S. Treasury	$102,105	$45	$—	$—	$102,105	$45
Government agency	780,552	761	29,969	31	810,521	792
Mortgage-backed securities	2,221,213	42,876	26,861	1,074	2,248,074	43,950
Other	830	33	—	—	830	33
Total	$3,104,700	$43,715	$56,830	$1,105	$3,161,530	$44,820
Investment securities held to maturity:
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
December 31, 2012
Investment securities available for sale:
U.S. Treasury	$120,045	$12	$—	$—	$120,045	$12
Government agency	407,498	337	—	—	407,498	337
Mortgage-backed securities	135,880	214	9,433	127	145,313	341
Other	820	18	—	—	820	18
Total	$664,243	$581	$9,433	$127	$673,676	$708
Investment securities held to maturity:
Mortgage-backed securities	$—	$—	$17	$27	$17	$27
Investment securities with an aggregate fair value of $56.8 million have had continuous unrealized losses for more than 12 months as of December 31, 2013, with an aggregate unrealized loss of $1.1 million. These 18 investments included mortgage-backed and government agency securities. None of the unrealized losses identified as of December 31, 2013, or December 31, 2012, relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Investment securities having an aggregate carrying value of $2.75 billion at December 31, 2013, and $2.35 billion at December 31, 2012, were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C
LOANS AND LEASES

Loans and leases outstanding include the following as of the dates indicated:

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Acquired loans
Commercial:
Construction and land development	$78,915	$237,906
Commercial mortgage	642,891	1,054,473
Other commercial real estate	41,381	107,119
Commercial and industrial	17,254	49,463
Other	866	1,074
Total commercial loans	781,307	1,450,035
Noncommercial:
Residential mortgage	213,851	297,926
Revolving mortgage	30,834	38,710
Construction and land development	2,583	20,793
Consumer	851	1,771
Total noncommercial loans	248,119	359,200
Total acquired loans	1,029,426	1,809,235

Originated loans and leases:
Commercial:
Construction and land development	319,847	309,190
Commercial mortgage	6,362,490	6,029,435
Other commercial real estate	178,754	160,980
Commercial and industrial	1,081,158	1,038,530
Lease financing	381,763	330,679
Other	175,336	125,681
Total commercial loans	8,499,348	7,994,495
Noncommercial:
Residential mortgage	982,421	822,889
Revolving mortgage	2,113,285	2,210,133
Construction and land development	122,792	131,992
Consumer	386,452	416,606
Total noncommercial loans	3,604,950	3,581,620
Total originated loans and leases	12,104,298	11,576,115
Total loans and leases	$13,133,724	$13,385,350

At December 31, 2013, $2.56 billion in originated loans were pledged to secure debt obligations, compared to $2.57 billion at December 31, 2012.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of originated, ungraded loans at December 31, 2013, relate to business credit cards and tobacco buyout loans classified as commercial and industrial loans. Business credit card loans with an outstanding balance of $72.4 million at December 31, 2013, are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. Tobacco buyout loans with an outstanding balance of $22.1 million at December 31, 2013, are secured by assignments of receivables made pursuant to the Fair and Equitable Tobacco Reform Act of 2004. The credit risk associated with these loans is considered low as the payments that began in 2005 and continue through 2014 are made by the Commodity Credit Corporation, which is part of the United States Department of Agriculture. Final payment from the Commodity Credit Corporation was received during January 2014.

The credit quality indicators for originated, noncommercial loans are based on the delinquency status of the borrower. As the borrower becomes more delinquent, the likelihood of loss increases.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The composition of the loans and leases outstanding at December 31, 2013, and December 31, 2012, by credit quality indicator is provided below:

	Originated commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total originated commercial loans and leases
	(dollars in thousands)
December 31, 2013
Pass	$308,231	$6,094,505	$174,913	$964,840	$375,371	$174,314	$8,092,174
Special mention	8,620	119,515	1,362	14,686	2,160	982	147,325
Substandard	2,944	141,913	2,216	6,352	3,491	40	156,956
Doubtful	52	5,159	75	144	592	—	6,022
Ungraded	—	1,398	188	95,136	149	—	96,871
Total	$319,847	$6,362,490	$178,754	$1,081,158	$381,763	$175,336	$8,499,348
December 31, 2012
Pass	$274,480	$5,688,541	$151,549	$894,998	$325,626	$124,083	$7,459,277
Special mention	14,666	166,882	2,812	13,275	1,601	837	200,073
Substandard	18,761	157,966	5,038	12,073	1,663	756	196,257
Doubtful	952	13,475	98	1,040	771	—	16,336
Ungraded	331	2,571	1,483	117,144	1,018	5	122,552
Total	$309,190	$6,029,435	$160,980	$1,038,530	$330,679	$125,681	$7,994,495

	Originated noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total originated noncommercial loans
	(dollars in thousands)
December 31, 2013
Current	$955,300	$2,095,480	$121,026	$382,710	$3,554,516
30-59 days past due	12,885	10,977	1,193	2,114	27,169
60-89 days past due	4,658	2,378	317	955	8,308
90 days or greater past due	9,578	4,450	256	673	14,957
Total	$982,421	$2,113,285	$122,792	$386,452	$3,604,950
December 31, 2012
Current	$786,626	$2,190,186	$128,764	409,218	$3,514,794
30-59 days past due	15,711	12,868	1,941	4,405	34,925
60-89 days past due	7,559	3,200	490	1,705	12,954
90 days or greater past due	12,993	3,879	797	1,278	18,947
Total	$822,889	$2,210,133	$131,992	$416,606	$3,581,620

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Acquired loans
Grade:	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total acquired loans
	(dollars in thousands)
December 31, 2013
Pass	$2,619	$296,824	$22,225	$8,021	$135,326	$26,322	$149	$1,345	$492,831
Special mention	15,530	125,295	3,431	2,585	6,301	2,608	—	—	155,750
Substandard	52,228	179,657	7,012	5,225	52,774	1,013	2,139	—	300,048
Doubtful	7,436	40,471	8,713	1,257	2,058	891	295	—	61,121
Ungraded	1,102	644	—	166	17,392	—	—	372	19,676
Total	$78,915	$642,891	$41,381	$17,254	$213,851	$30,834	$2,583	$1,717	$1,029,426
December 31, 2012
Pass	$17,010	$376,974	$33,570	$19,451	$172,165	$29,540	$334	$1,617	$650,661
Special mention	25,734	259,264	17,518	12,465	14,863	1,736	—	34	331,614
Substandard	105,061	344,542	44,335	14,698	83,193	7,434	17,190	239	616,692
Doubtful	87,445	73,016	11,696	2,757	4,268	—	3,269	117	182,568
Ungraded	2,656	677	—	92	23,437	—	—	838	27,700
Total	$237,906	$1,054,473	$107,119	$49,463	$297,926	$38,710	$20,793	$2,845	$1,809,235

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aging of the outstanding loans and leases, by class, at December 31, 2013, and December 31, 2012, (excluding loans and leases acquired with deteriorated credit quality) is provided in the table below. The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current due to various grace periods that allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
	(dollars in thousands)
December 31, 2013
Originated loans and leases:
Construction and land development - commercial	$1,603	$9	$457	$2,069	$317,778	$319,847
Commercial mortgage	11,131	3,601	14,407	29,139	6,333,351	6,362,490
Other commercial real estate	139	210	470	819	177,935	178,754
Commercial and industrial	3,336	682	436	4,454	1,076,704	1,081,158
Lease financing	789	1,341	101	2,231	379,532	381,763
Other	—	85	—	85	175,251	175,336
Residential mortgage	12,885	4,658	9,578	27,121	955,300	982,421
Revolving mortgage	10,977	2,378	4,450	17,805	2,095,480	2,113,285
Construction and land development - noncommercial	1,193	317	256	1,766	121,026	122,792
Consumer	2,114	955	673	3,742	382,710	386,452
Total originated loans and leases	$44,167	$14,236	$30,828	$89,231	$12,015,067	$12,104,298
December 31, 2012
Originated loans and leases:
Construction and land development - commercial	$927	$—	$7,878	$8,805	$300,385	$309,190
Commercial mortgage	24,447	4,179	21,327	49,953	5,979,482	6,029,435
Other commercial real estate	387	1,240	1,034	2,661	158,319	160,980
Commercial and industrial	2,833	1,096	605	4,534	1,033,996	1,038,530
Lease financing	991	138	621	1,750	328,929	330,679
Other	18	13	—	31	125,650	125,681
Residential mortgage	15,711	7,559	12,993	36,263	786,626	822,889
Revolving mortgage	12,868	3,200	3,879	19,947	2,190,186	2,210,133
Construction and land development - noncommercial	1,941	490	797	3,228	128,764	131,992
Consumer	4,405	1,705	1,278	7,388	409,218	416,606
Total originated loans and leases	$64,528	$19,620	$50,412	$134,560	$11,441,555	$11,576,115

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at December 31, 2013, and December 31, 2012, (excluding loans and leases acquired with deteriorated credit quality) are as follows:

	December 31, 2013		December 31, 2012
	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
	(dollars in thousands)
Originated loans and leases:
Construction and land development - commercial	$544	$—	$14,930	$541
Commercial mortgage	33,529	1,113	50,532	1,671
Commercial and industrial	1,428	294	6,972	466
Lease financing	832	—	1,075	—
Other commercial real estate	1,610	—	2,319	—
Construction and land development - noncommercial	457	256	668	111
Residential mortgage	14,701	1,998	12,603	3,337
Revolving mortgage	—	4,450	—	3,877
Consumer	69	673	746	1,269
Total originated loans and leases	$53,170	$8,784	$89,845	$11,272
Acquired Loans
The following table provides changes in the carrying value of acquired loans during the years ended December 31, 2013, and December 31, 2012:

	2013	2012
	(dollars in thousands)
Balance at January 1	$1,809,235	$2,362,152
Reductions for repayments, foreclosures and decreases in fair value	(779,809)	(552,917)
Balance at December 31	$1,029,426	$1,809,235
Outstanding principal balance at December 31	$1,833,955	$3,281,958

The carrying value of loans on the cost recovery method was $28.5 million at December 31, 2013, and $74.5 million at December 31, 2012. The cost recovery method is applied to loans when the timing of future cash flows is not reasonably estimable due to borrower nonperformance or uncertainty in the ultimate disposition of the asset.

For acquired loans, improved cash flow estimates and receipt of unscheduled loan payments result in the reclassification of nonaccretable difference to accretable yield. Accretable yield resulting from the improved ability to estimate future cash flows generally does not represent amounts previously identified as nonaccretable difference.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table documents changes to the amount of accretable yield for 2013 and 2012. Removals represent a reduction to the accretable yield as a result of loans that were fully charged off or paid off during the period.

	2013	2012
	(dollars in thousands)
Balance at January 1	$539,564	$276,690
Accretion	(224,672)	(304,023)
Reclassifications from nonaccretable difference	92,349	353,708
Changes in expected cash flows that do not affect nonaccretable difference	32,749	213,189
Balance at December 31	$439,990	$539,564

NOTE D
ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses is summarized as follows:

	Originated	Acquired	Total
	(dollars in thousands)
Balance at December 31, 2010	$176,517	$51,248	$227,765
Provision for loan and lease losses	57,799	174,478	232,277
Loans and leases charged off	(59,287)	(137,553)	(196,840)
Loans and leases recovered	5,854	1,088	6,942
Net charge-offs	(53,433)	(136,465)	(189,898)
Balance at December 31, 2011	180,883	89,261	270,144
Provision for loan and lease losses	42,046	100,839	142,885
Loans and leases charged off	(50,208)	(50,270)	(100,478)
Loans and leases recovered	6,325	142	6,467
Net charge-offs	(43,883)	(50,128)	(94,011)
Balance at December 31, 2012	179,046	139,972	319,018
Reclassification (1)	7,368	—	7,368
Provision for loan and lease losses	19,289	(51,544)	(32,255)
Loans and leases charged off	(33,118)	(34,908)	(68,026)
Loans and leases recovered	7,289	—	7,289
Net charge-offs	(25,829)	(34,908)	(60,737)
Balance at December 31, 2013	$179,874	$53,520	$233,394
(1) Reclassification results from enhancements to the ALLL calculation during the second quarter of 2013 that resulted in the allocation of $15.8 million previously designated as 'nonspecific' to other loan classes and the absorption of $7.4 million of the reserve for unfunded commitments related to unfunded, revocable loan commitments into the ALLL. Further discussion is contained in Note A.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activity in the allowance for loan and lease losses, ending balances of loans and leases and related allowance by class of loans is summarized as follows:

	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Non- specific	Total
	(dollars in thousands)
Originated Loans
Allowance for loan and lease losses:
Balance at January 1, 2012	$5,467	$67,486	$2,169	$23,723	$3,288	$1,315	$8,879	$27,045	$1,427	$25,962	$14,122	$180,883
Provision	9,665	18,198	130	(4,982)	498	(116)	(782)	8,783	1,161	7,763	1,728	42,046
Charge-offs	(9,546)	(7,081)	(254)	(5,472)	(361)	(28)	(4,790)	(11,341)	(1,047)	(10,288)	—	(50,208)
Recoveries	445	1,626	14	781	96	4	529	698	180	1,952	—	6,325
Balance at December 31, 2012	6,031	80,229	2,059	14,050	3,521	1,175	3,836	25,185	1,721	25,389	15,850	179,046
Reclassification (1)	5,141	27,421	(815)	7,551	(253)	(1,288)	5,717	(9,838)	(478)	(10,018)	(15,772)	7,368
Provision	2,809	(4,485)	(32)	4,333	1,646	308	2,786	6,296	(379)	6,085	(78)	19,289
Charge-offs	(4,685)	(3,904)	(312)	(4,785)	(272)	(6)	(2,387)	(6,064)	(392)	(10,311)	—	(33,118)
Recoveries	1,039	996	109	1,213	107	1	559	660	209	2,396	—	7,289
Balance at December 31, 2013	$10,335	$100,257	$1,009	$22,362	$4,749	$190	$10,511	$16,239	$681	$13,541	$—	$179,874
(1) Reclassification results from enhancements to the ALLL calculation during the second quarter of 2013 that resulted in the allocation of $15.8 million previously designated as 'nonspecific' to other loan classes and the absorption of $7.4 million of the reserve for unfunded commitments related to unfunded, revocable loan commitments into the ALLL. Further discussion is contained in Note A.

	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Non- specific	Total
	(dollars in thousands)
Allowance for loan and lease losses:
December 31, 2013
ALLL for loans and leases individually evaluated for impairment	$103	$6,873	$209	$771	$54	$—	$1,586	$372	$72	$121	$—	$10,161
ALLL for loans and leases collectively evaluated for impairment	10,232	93,384	800	21,591	4,695	190	8,925	15,867	609	13,420	—	169,713
Nonspecific ALLL	—	—	—	—	—	—	—	—	—	—	—	—
Total allowance for loan and lease losses	$10,335	$100,257	$1,009	$22,362	$4,749	$190	$10,511	$16,239	$681	$13,541	$—	$179,874
December 31, 2012
ALLL for loans and leases individually evaluated for impairment	$2,469	$11,697	$298	$2,133	$202	$53	$959	$1	$287	$256	$—	$18,355
ALLL for loans and leases collectively evaluated for impairment	3,562	68,532	1,761	11,917	3,319	1,122	2,877	25,184	1,434	25,133	—	144,841
Nonspecific ALLL	—	—	—	—	—	—	—	—	—	—	15,850	15,850
Total allowance for loan and lease losses	$6,031	$80,229	$2,059	$14,050	$3,521	$1,175	$3,836	$25,185	$1,721	$25,389	$15,850	$179,046

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Non- specific	Total
	(dollars in thousands)
Loans and leases:
December 31, 2013
Loans and leases individually evaluated for impairment	$2,272	$97,111	$1,878	$9,300	$188	$—	$15,539	$3,596	$1,108	$1,154	$—	$132,146
Loans and leases collectively evaluated for impairment	317,575	6,265,379	176,876	1,071,858	381,575	175,336	966,882	2,109,689	121,684	385,298	—	11,972,152
Total loan and leases	$319,847	$6,362,490	$178,754	$1,081,158	$381,763	$175,336	$982,421	$2,113,285	$122,792	$386,452	$—	$12,104,298
December 31, 2012
Loans and leases individually evaluated for impairment	$17,075	$133,804	$3,375	$22,619	$804	$707	$15,836	$4,203	$1,321	$2,509	$—	$202,253
Loans and leases collectively evaluated for impairment	292,115	5,895,631	157,605	1,015,911	329,875	124,974	807,053	2,205,930	130,671	414,097	—	11,373,862
Total loan and leases	$309,190	$6,029,435	$160,980	$1,038,530	$330,679	$125,681	$822,889	$2,210,133	$131,992	$416,606	$—	$11,576,115

	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
	(dollars in thousands)
Acquired Loans
Allowance for loan and lease losses:
Balance at January 1, 2012	$16,693	$39,557	$16,862	$5,500	$13	$5,433	$77	$4,652	$474	$89,261
Provision	23,160	34,227	(4,372)	11,839	(13)	18,401	10,796	6,520	281	100,839
Charge-offs	(8,667)	(23,509)	(1,256)	(8,442)	—	(4,139)	(1,119)	(2,885)	(253)	(50,270)
Recoveries	—	—	—	—	—	142	—	—	—	142
Balance at December 31, 2012	31,186	50,275	11,234	8,897	—	19,837	9,754	8,287	502	139,972
Provision	(22,942)	(3,872)	(8,949)	470	—	(5,487)	(6,399)	(4,170)	(195)	(51,544)
Charge-offs	(6,924)	(16,497)	(931)	(4,092)	—	(2,548)	(396)	(3,435)	(85)	(34,908)
Recoveries	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2013	$1,320	$29,906	$1,354	$5,275	$—	$11,802	$2,959	$682	$222	$53,520
Allowance for loan and lease losses:
December 31, 2013
ALLL for loans and leases acquired with deteriorated credit quality	$1,320	$29,906	$1,354	$5,275	$—	$11,802	$2,959	$682	$222	$53,520
December 31, 2012
ALLL for loans and leases acquired with deteriorated credit quality	31,186	50,275	11,234	8,897	—	19,837	9,754	8,287	502	139,972
Loans and leases:
December 31, 2013
Loans and leases acquired with deteriorated credit quality	78,915	642,891	41,381	17,254	—	213,851	30,834	2,583	1,717	1,029,426
December 31, 2012
Loans and leases acquired with deteriorated credit quality	237,906	1,054,473	107,119	49,463	—	297,926	38,710	20,793	2,845	1,809,235

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide information on originated impaired loans and leases, exclusive of loans and leases evaluated collectively as a homogeneous group, including interest income recognized in the period during which the loans and leases were considered impaired.

	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
	(dollars in thousands)
December 31, 2013
Impaired originated loans and leases
Construction and land development - commercial	$1,025	$1,247	$2,272	$7,306	$103
Commercial mortgage	57,819	39,292	97,111	103,522	6,873
Other commercial real estate	783	1,095	1,878	2,279	209
Commercial and industrial	7,197	2,103	9,300	10,393	771
Lease financing	133	55	188	188	54
Residential mortgage	11,534	4,005	15,539	15,939	1,586
Revolving mortgage	3,382	214	3,596	3,596	372
Construction and land development - noncommercial	651	457	1,108	1,108	72
Consumer	1,154	—	1,154	1,154	121
Total impaired originated loans and leases	$83,678	$48,468	$132,146	$145,485	$10,161
December 31, 2012
Impaired originated loans and leases
Construction and land development - commercial	$5,941	$11,134	$17,075	$32,898	$2,469
Commercial mortgage	39,648	94,156	133,804	136,743	11,697
Other commercial real estate	1,425	1,950	3,375	3,475	298
Commercial and industrial	7,429	15,190	22,619	22,619	2,133
Lease financing	665	139	804	804	202
Other	—	707	707	707	53
Residential mortgage	9,346	6,490	15,836	16,229	959
Revolving mortgage	1,238	2,965	4,203	4,203	1
Construction and land development - noncommercial	1,162	159	1,321	1,321	287
Consumer	1,609	900	2,509	2,509	256
Nonspecific	—	—	—	—	—
Total impaired originated loans and leases	$68,463	$133,790	$202,253	$221,508	$18,355

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	YTD Average Balance	YTD Interest Income Recognized
	(dollars in thousands)
Year ended December 31, 2013
Originated impaired loans and leases:
Construction and land development - commercial	$6,414	$270
Commercial mortgage	105,628	5,702
Other commercial real estate	2,658	144
Commercial and industrial	12,772	642
Lease financing	350	22
Other	—	—
Residential mortgage	15,470	444
Revolving mortgage	5,653	485
Construction and land development - noncommercial	958	55
Consumer	1,427	53
Total originated impaired loans and leases	$151,330	$7,817
Year ended December 31, 2012
Originated impaired loans and leases:
Construction and land development - commercial	$22,493	$399
Commercial mortgage	96,082	4,630
Other commercial real estate	2,690	142
Commercial and industrial	13,658	788
Lease financing	497	37
Other	424	23
Residential mortgage	14,951	586
Revolving mortgage	2,931	68
Construction and land development - noncommercial	2,850	41
Consumer	1,850	21
Total originated impaired loans and leases	$158,426	$6,735
Year ended December 31, 2011
Originated impaired loans and leases:
Construction and land development - commercial	$26,612	$56
Commercial mortgage	65,729	1,330
Other commercial real estate	1,368	55
Commercial and industrial	12,984	456
Lease financing	587	21
Other	38	—
Residential mortgage	9,252	300
Revolving mortgage	—	—
Construction and land development - noncommercial	2,022	105
Consumer	636	18
Total originated impaired loans and leases	$119,228	$2,341

At December 31, 2013, acquired loans that have had an adverse change in expected cash flows since the date of acquisition equaled $459.9 million, for which $53.5 million in related allowance for loan losses has been recorded.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Troubled Debt Restructurings

BancShares accounts for certain loan modifications or restructurings as troubled debt restructurings (TDRs). In general, the modification or restructuring of a loan is considered a TDR if, for economic reasons or legal reasons related to a borrower's financial difficulties, a concession is granted to the borrower that creditors would not otherwise consider. Concessions may relate to the contractual interest rate, maturity date, payment structure or other actions. In accordance with GAAP, loans acquired under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, are not initially considered to be TDRs, but can be classified as such if a modification is made subsequent to acquisition. The following table provides a summary of total TDRs by accrual status.

	December 31, 2013			December 31, 2012
	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
	(dollars in thousands)
Commercial loans
Construction and land development - commercial	$21,032	$1,002	$22,034	$47,368	$26,920	$74,288
Commercial mortgage	113,323	23,387	136,710	151,728	37,603	189,331
Other commercial real estate	3,470	1,150	4,620	10,137	2,194	12,331
Commercial and industrial	9,838	1,142	10,980	10,940	7,237	18,177
Lease	49	—	49	224	—	224
Total commercial loans	147,712	26,681	174,393	220,397	73,954	294,351
Noncommercial
Residential	23,343	3,663	27,006	28,777	5,828	34,605
Revolving mortgage	3,095	—	3,095	48	—	48
Construction and land development - noncommercial	651	457	1,108	1,657	—	1,657
Consumer and other	1,154	—	1,154	2,509	—	2,509
Total noncommercial loans	28,243	4,120	32,363	32,991	5,828	38,819
Total loans	$175,955	$30,801	$206,756	$253,388	$79,782	$333,170

Total troubled debt restructurings at December 31, 2013, equaled $206.8 million, of which $102.3 million were acquired and $104.4 million were originated. TDRs at December 31, 2012, totaled $333.2 million, which consisted of $193.2 million acquired and $140.0 million that were originated.

The majority of TDRs are included in the special mention, substandard or doubtful grading categories, which results in more elevated loss expectations when determining the expected cash flows that are used to determine the allowance for loan losses associated with these loans. When a restructured loan subsequently defaults, it is evaluated and downgraded if appropriate. The more severely graded the loan, the lower the estimated expected cash flows and the greater the allowance recorded. Further, TDRs over $500,000 and graded substandard or lower are evaluated individually for impairment through a review of collateral values.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide the types of TDRs made during the three months ended December 31, 2013, and 2012, as well as a summary of loans that were modified as a TDR during the 12 months ended December 31, 2013, and 2012 that subsequently defaulted during the three months ended December 31, 2013, and 2012. BancShares defines payment default as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

.

	Three months ended December 31, 2013				Three months ended December 31, 2012
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
	(dollars in thousands)
Originated loans
Interest only period provided
Commercial mortgage	1	$305	1	$—	1	$861	1	$595
Commercial and industrial	1	198	—	—	2	337	1	746
Residential mortgage	—	—	—	—	—	—	1	559
Construction and land development-noncommercial	—	—	—	—	1	476	—	—
Total interest only	2	503	1	—	4	1,674	3	1,900

Loan term extension
Commercial mortgage	1	770	—	—	7	2,319	3	122
Commercial and industrial	—	—	—	—	1	24	1	24
Residential mortgage	3	241	—	—	1	16	1	108
Consumer	—	—	—	—	1	8	—	—
Total loan term extension	4	1,011	—	—	10	2,367	5	254

Below market interest rate
Commercial mortgage	8	3,964	1	295	8	3,444	1	490
Commercial and industrial	—	—	—	—	3	311	—	—
Residential mortgage	6	347	—	—	2	130	1	59
Revolving mortgage	6	496	2	378	—	—	—	—
Consumer	—	—	—	—	2	16	—	—
Total below market interest rate	20	4,807	3	673	15	3,901	2	549

Discharged from bankruptcy
Residential mortgage	1	32	—	—	—	—	—	—
Revolving mortgage	—	—	3	130	—	—	—	—
Total discharged from bankruptcy	1	32	3	130	—	—	—	—

Total originated restructurings	27	$6,353	7	$803	29	$7,942	10	$2,703

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended December 31, 2013				Three months ended December 31, 2012
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
	(dollars in thousands)
Acquired loans
Interest only period provided
Commercial mortgage	2	$403	—	$—	—	$—	—	$—
Other commercial real estate	—	—	—	—	1	2,994	—	—
Total interest only	2	403	—	—	1	2,994	—	—

Loan term extension
Construction and land development - commercial	1	100	—	—	—	—	—	—
Commercial mortgage	—	—	1	157	—	—	—	—
Residential mortgage	—	—	—	—	—	—	1	66
Total loan term extension	1	100	1	157	—	—	1	66

Below market interest rate
Construction and land development - commercial	—	—	—	—	3	17,615	3	7,050
Commercial mortgage	1	165	2	2,183	4	2,715	1	1,229
Commercial and industrial	—	—	—	—	1	253	—	—
Residential mortgage	1	100	—	—	3	2,542	3	122
Total below market interest rate	2	265	2	2,183	11	23,125	7	8,401

Other concession
Residential mortgage	—	—	—	—	—	—	1	54
Total other concession	—	—	—	—	—	—	1	54
Total restructurings	5	$768	3	$2,340	12	$26,119	9	$8,521

For the three months ended December 31, 2013, the recorded investment in troubled debt restructurings subsequent to modification was not materially impacted by the modification since forgiveness of principal is not a restructuring option frequently used by BancShares.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide the types of TDRs made during the twelve months ended December 31, 2013, and 2012, as well as a summary of loans that were modified as a TDR during the 12 months ended December 31, 2013, and 2012 that subsequently defaulted during the twelve months ended December 31, 2013, and 2012. BancShares defines payment default as movement of the TDR to nonaccrual status, foreclosure or charge-off, whichever occurs first.

	Year ended December 31, 2013				Year ended December 31, 2012
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
	(dollars in thousands)
Originated loans
Interest only period provided
Construction and land development - commercial	—	$—	—	$—	2	$316	—	$—
Commercial mortgage	6	1,520	1	—	12	3,891	3	1,440
Commercial and industrial	2	397	—	—	2	574	—	—
Other commercial real estate	1	—	—	—	—	—	—	—
Residential mortgage	1	630	—	—	2	893	2	893
Total interest only	10	2,547	1	—	18	5,674	5	2,333

Loan term extension
Construction and land development - commercial	—	—	—	—	2	7,667	—	—
Commercial mortgage	9	3,270	—	—	50	16,818	13	3,456
Other commercial real estate	—	—	—	—	3	1,318	—	—
Commercial and industrial	1	47	—	—	11	1,363	4	169
Lease financing	—	—	—	—	3	166	—	—
Residential mortgage	11	539	—	—	9	521	2	155
Construction and land development - noncommercial	—	—	—	—	1	158	—	—
Consumer	2	62	—	—	7	1,132	—	—
Total loan term extension	23	3,918	—	—	86	29,143	19	3,780

Below market interest rate
Construction and land development - commercial	3	609	—	—	1	227	—	—
Commercial mortgage	28	10,873	1	295	12	7,333	1	490
Commercial and industrial	3	851	—	—	11	1,584	1	—
Other commercial real estate	2	378	—	—	—	—	—	—
Residential mortgage	21	1,235	—	—	13	1,887	5	828
Revolving mortgage	13	801	3	451	1	48	1	48
Construction & land development - noncommercial	4	269	—	—	—	—	—	—
Consumer	3	219	—	—	4	17	1	—
Total below market interest rate	77	15,235	4	746	42	11,096	9	1,366

Discharged from bankruptcy
Residential mortgage	7	510	2	60	—	—	—	—
Revolving mortgage	31	2,577	6	274	—	—	—	—
Total discharged from bankruptcy	38	3,087	8	334	—	—	—	—

Other concession
Commercial mortgage	—	—	—	—	3	1,036	—	—
Residential mortgage	—	—	—	—	1	384	—	—
Total other concession	—	—	—	—	4	1,420	—	—
Total originated restructurings	148	$24,787	13	$1,080	150	$47,333	33	$7,479

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2013				Year ended December 31, 2012
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
	(dollars in thousands)
Acquired loans
Interest only period provided
Construction and land development - commercial	1	$2,590	1	$2,590	2	$496	1	$356
Commercial mortgage	5	2,880	1	299	4	10,404	1	234
Other commercial real estate	—	—	—	—	1	2,994	—	—
Commercial and industrial	1	21	—	—	1	170	—	—
Residential mortgage	1	39	—	—	1	98	—	—
Total interest only	8	5,530	2	2,889	9	14,162	2	590

Loan term extension
Construction and land development - commercial	6	2,247	—	—	9	7,294	1	3,703
Commercial mortgage	1	157	1	157	4	2,584	—	—
Commercial and industrial	2	1,080	—	—	2	158	—	—
Residential mortgage	3	5,153	2	5,120	4	5,111	2	4,629
Total loan term extension	12	8,637	3	5,277	19	15,147	3	8,332

Below market interest rate
Construction and land development - commercial	2	106	—	—	13	19,953	5	8,781
Commercial mortgage	12	7,513	4	2,418	18	19,100	6	3,906
Other commercial real estate	—	—	—	—	2	1,954	—	—
Commercial and industrial	2	493	—	—	5	1,299	2	—
Residential mortgage	10	2,088	5	1,475	21	4,622	10	490
Construction and land development - noncommercial	—	—	—	—	1	—	1	—
Total below market interest rate	26	10,200	9	3,893	60	46,928	24	13,177

Other concession
Commercial mortgage	1	110	—	—	—	—	—	—
Residential mortgage	—	—	—	—	1	54	1	54
Total other concession	1	110	—	—	1	54	1	54
Total acquired restructurings	47	$24,477	14	$12,059	89	$76,291	30	$22,153

NOTE E
PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31, 2013, and 2012, are summarized as follows:

	2013	2012
	(dollars in thousands)
Land	$204,259	$202,168
Premises and leasehold improvements	875,511	840,149
Furniture and equipment	394,348	390,345
Total	1,474,118	1,432,662
Less accumulated depreciation and amortization	597,596	549,894
Total premises and equipment	$876,522	$882,768

There were no premises pledged to secure borrowings at December 31, 2013, and 2012.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2013:

Year ended December 31
(dollars in thousands)
2014	$17,181
2015	13,004
2016	8,539
2017	5,969
2018	4,574
Thereafter	41,554
Total minimum payments	$90,821

Total rent expense for all operating leases amounted to $21.4 million in 2013, $23.6 million in 2012 and $24.7 million in 2011, net of rent income, which totaled $1.8 million, $1.7 million and $1.7 million during 2013, 2012 and 2011, respectively.

NOTE F
OTHER REAL ESTATE OWNED

The following table explains changes in other real estate owned during 2013 and 2012.

	Covered	Noncovered	Total
	(dollars in thousands)
Balance at January 1, 2012	$148,599	$50,399	$198,998
Additions	105,059	35,586	140,645
Sales	(124,435)	(33,564)	(157,999)
Writedowns	(26,646)	(8,908)	(35,554)
Balance at December 31, 2012	102,577	43,513	146,090
Additions	59,034	33,908	92,942
Sales	(96,744)	(36,168)	(132,912)
Writedowns	(17,786)	(4,355)	(22,141)
Balance at December 31, 2013	$47,081	$36,898	$83,979

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G
RECEIVABLE FROM THE FDIC FOR LOSS SHARE AGREEMENTS

The following table presents the changes in the receivable for loss share agreements:

	Year ended December 31
	2013	2012	2011
	(dollars in thousands)
Balance at January 1	$270,192	$617,377	$671,023
Additional receivable from acquisitions	—	—	316,932
Amortization of discounts and premiums, net	(85,651)	(102,394)	(32,960)
Cash payments from FDIC	(19,373)	(251,972)	(293,067)
Post-acquisition and other adjustments, net	(71,771)	7,181	(44,551)
Balance at December 31	$93,397	$270,192	$617,377

The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value at the acquisition date using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. See Note T for information related to BancShares' recorded payable to the FDIC for loss share agreements.

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

NOTE H
MORTGAGE SERVICING RIGHTS

Mortgage servicing rights totaled $16,000 and $1.8 million at December 31, 2013, and 2012, respectively. During 2013, BancShares sold substantially all of its servicing asset. During 2011, BancShares acquired the rights to service mortgage loans that had previously been sold by United Western. The acquired asset was recorded at its fair value and amortized over the remaining estimated servicing life, which was estimated to be 60 months as of the acquisition date. BancShares does not hedge its mortgage servicing asset.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I
DEPOSITS

Deposits at December 31 are summarized as follows:

	2013	2012
	(dollars in thousands)
Demand	$5,241,817	$4,885,700
Checking With Interest	2,445,972	2,363,317
Money market accounts	6,306,942	6,357,309
Savings	1,004,097	905,456
Time	2,875,238	3,574,243
Total deposits	$17,874,066	$18,086,025

Time deposits with a minimum denomination of $100,000 totaled $1.27 billion and $1.61 billion at December 31, 2013, and 2012, respectively.

At December 31, 2013, the scheduled maturities of time deposits were:

Year	Scheduled maturities
(dollars in thousands)
2014	$1,920,998
2015	532,711
2016	296,073
2017	87,179
2018	38,277
Thereafter	—
Total time deposits	$2,875,238

NOTE J
SHORT-TERM BORROWINGS

Short-term borrowings at December 31 are as follows:

	2013	2012
	(dollars in thousands)
Master notes	$411,907	$399,047
Repurchase agreements	96,960	111,907
Notes payable to Federal Home Loan Banks	—	55,000
Federal funds purchased	2,551	2,551
Total short-term borrowings	$511,418	$568,505

At December 31, 2013, BancShares and FCB had unused credit lines allowing contingent access to overnight borrowings of up to $665.0 million on an unsecured basis. Additionally, under borrowing arrangements with the Federal Home Loan Bank of Atlanta, FCB has access to an additional $1.14 billion on a secured basis.

NOTE K
LONG-TERM OBLIGATIONS

Long-term obligations at December 31 include:

	2013	2012
	(dollars in thousands)
Junior subordinated debenture at 3-month LIBOR plus 1.75 percent maturing June 30, 2036	96,392	96,392
Subordinated notes payable at 5.125 percent maturing June 1, 2015	125,000	125,000
Obligations under capitalized leases extending to June 2026	6,515	10,020
Notes payable to Federal Home Loan Bank of Atlanta with rates ranging from 2.00 percent to 3.88 percent and maturing through September 2021	240,283	170,299
Note payable to the Federal Home Loan Bank of Seattle with a rate of 4.74 percent and a maturity date of July 2017	10,000	10,000
Unamortized acquisition accounting adjustments	2,449	3,069
Other long-term debt	30,130	30,141
Total long-term obligations	$510,769	$444,921

Long-term obligations maturing in each of the five years subsequent to December 31, 2013, include:

Year	Scheduled maturities
(dollars in thousands)
2014	$2,908
2015	205,422
2016	—
2017	11,005
2018	121,444
Thereafter	169,990
Total long-term obligations	$510,769

NOTE L
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below:

Investment securities. U.S.Treasury, government agency, mortgage-backed securities and state, county and municipal securities are measured at fair value using significant observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities and bids/offers. The inputs used for these securities are considered level 2 inputs. Equity securities are measured at fair value using observable closing prices. Management also considers the level of market activity by examining the trade volume of each security. Due to the relatively inactive nature of the markets, the inputs used for these securities are considered level 2 inputs.

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

Payable to the FDIC for loss share agreements. The fair value of the payable to the FDIC for loss share agreements is determined by the projected cash flows based on expected payments to the FDIC in accordance with the loss share agreements. Cash flows are discounted to reflect the timing of the estimated amounts due to the FDIC. The inputs used in the fair value measurements for the payable to the FDIC are considered level 3 inputs. See Note T for more information on the payable to the FDIC.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Off-balance-sheet commitments and contingencies. Carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares' financial position.

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of December 31, 2013, and December 31, 2012. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk relating to them that would cause the fair value to differ from the carrying value.

	December 31, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
	(dollars in thousands)
Cash and due from banks	$533,599	$533,599	$639,730	$639,730
Overnight investments	859,324	859,324	443,180	443,180
Investment securities available for sale	5,387,703	5,387,703	5,226,228	5,226,228
Investment securities held to maturity	907	974	1,342	1,448
Loans held for sale	47,271	47,956	86,333	87,654
Acquired loans, net of allowance for loan and lease losses	975,906	956,388	1,669,263	1,635,878
Originated loans, net of allowance for loan and lease losses	11,924,424	11,589,149	11,397,069	11,238,597
Receivable from the FDIC for loss share agreements (1)	93,397	38,438	270,192	100,161
Income earned not collected	48,390	48,390	47,666	47,666
Stock issued by:
Federal Home Loan Bank of Atlanta	30,813	30,813	36,139	36,139
Federal Home Loan Bank of San Francisco	5,756	5,756	10,107	10,107
Federal Home Loan Bank of Seattle	4,250	4,250	4,410	4,410
Preferred stock	33,564	34,786	40,768	40,793
Deposits	17,874,066	17,898,570	18,086,025	18,126,893
Short-term borrowings	511,418	511,418	568,505	568,505
Long-term obligations	510,769	526,037	444,921	472,642
Payable to the FDIC for loss share agreements	109,378	111,941	101,641	111,679
Accrued interest payable	6,737	6,737	9,353	9,353
Interest rate swap	7,220	7,220	10,398	10,398

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of December 31, 2013, and December 31, 2012.

		Fair value measurements using:
	Fair value	Level 1	Level 2	Level 3
	(dollars in thousands)
December 31, 2013
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$373,437	$—	$373,437	$—
Government agency	2,544,229	—	2,544,229	—
Mortgage-backed securities	2,446,873	—	2,446,873	—
Equity securities	22,147	—	22,147	—
State, county, municipal	187	—	187	—
Other	830	—	830	—
Total	$5,387,703	$—	$5,387,703	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$7,220	$—	$7,220	$—
December 31, 2012
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$823,632	$—	$823,632	$—
Government agency	3,055,204	—	3,055,204	—
Mortgage-backed securities	1,329,657	—	1,329,657	—
Equity securities	16,365	—	16,365	—
State, county, municipal	550	—	550	—
Other	820	—	820	—
Total	$5,226,228	$—	$5,226,228	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$10,398	$—	$10,398	$—

During the third quarter of 2013, management reevaluated its fair value leveling methodology and the inputs utilized by the 3rd party pricing services for the current and prior periods. Management concluded that due to the reliance on significant observable inputs, the fair values of its U.S. Treasury, Government agency and other securities should be classified as level 2 rather than the level 1 previously disclosed. Management also concluded that its equity securities should be classified as level 2 rather than the level 1 previously disclosed due to the inactive nature of the markets in which these securities trade.

There were no transfers between levels during the years ended December 31, 2013, and 2012, other than the reclassification referenced above, which was made for all periods presented.

Certain financial assets and liabilities are carried at fair value on a nonrecurring basis. Loans held for sale are carried at the lower of aggregate cost or fair value and are, therefore, carried at fair value only when fair value is less than the asset cost. Certain impaired loans are also carried at fair value. Noncovered OREO that has been recently remeasured is deemed to be at fair value. For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of December 31, 2013, and December 31, 2012.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair value measurements using:
	Fair value	Level 1	Level 2	Level 3
	(dollars in thousands)
December 31, 2013
Loans held for sale	$29,389	$—	$29,389	$—
Originated impaired loans	73,517	—	—	73,517
Other real estate not covered under loss share agreements remeasured during current year	20,526	—	—	20,526
Other real estate covered under loss share agreements remeasured during current year	37,587	—	—	37,587
December 31, 2012
Loans held for sale	65,244	—	65,244	—
Originated impaired loans	51,644	—	—	51,644
Other real estate not covered under loss share agreements remeasured during current year	21,113	—	—	21,113
Other real estate covered under loss share agreements remeasured during current year	59,545	—	—	61,026

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

No financial liabilities were carried at fair value on a nonrecurring basis as of December 31, 2013, and December 31, 2012.

NOTE M
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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Benefit Pension Plan

Employees who were hired prior to April 1, 2007, and who qualify under length of service and other requirements may participate in a noncontributory defined benefit pension plan (Plan). Under the Plan, benefits are based on years of service and average earnings. BancShares made no contributions to the plan during 2013 or 2012, and does not anticipate making any contribution during 2014.

Obligations and Funded Status

The following table provides the changes in benefit obligation and plan assets and the funded status of the plan at December 31, 2013, and 2012.

	2013	2012
	(dollars in thousands)
Change in benefit obligation
Benefit obligation at January 1	$580,938	$493,648
Service cost	16,332	14,241
Interest cost	23,686	23,711
Actuarial (gain) loss	(74,060)	64,540
Benefits paid	(16,218)	(15,202)
Benefit obligation at December 31	530,678	580,938
Change in plan assets
Fair value of plan assets at January 1	463,005	429,505
Actual return on plan assets	77,230	48,702
Employer contributions	—	—
Benefits paid	(16,218)	(15,202)
Fair value of plan assets at December 31	524,017	463,005
Funded status at December 31	$(6,661)	$(117,933)

The amounts recognized in the consolidated balance sheets as of December 31, 2013, and 2012, consist of:

	2013	2012
	(dollars in thousands)
Other assets	$—	$—
Other liabilities	(6,661)	(117,933)
Net asset (liability) recognized	$(6,661)	$(117,933)

The following table details the amounts recognized in accumulated other comprehensive income at December 31, 2013, and 2012:

	2013	2012
	(dollars in thousands)
Net loss (gain)	$16,605	$157,147
Less prior service cost	977	1,187
Accumulated other comprehensive loss, excluding income taxes	$17,582	$158,334

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides expected amortization amounts for 2014.

(dollars in thousands)
Actuarial loss	$6,184
Prior service cost	210
Total	$6,394

The accumulated benefit obligation for the plan at December 31, 2013, and 2012, equaled $448.7 million and $485.6 million, respectively. The Plan uses a measurement date of December 31.

The projected benefit obligation exceeded the fair value of plan assets as of December 31, 2013, and 2012. The fair value of plan assets exceeded the accumulated benefit obligation as of December 31, 2013. The accumulated benefit obligation exceeded the fair value of plan assets as of December 31, 2012.

The following table shows the components of periodic benefit cost related to the pension plan and changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2013, 2012, and 2011.

	Year ended December 31
	2013	2012	2011
	(dollars in thousands)
Service cost	$16,332	$14,241	$13,265
Interest cost	23,686	23,711	23,810
Expected return on assets	(27,733)	(28,478)	(29,184)
Amortization of prior service cost	210	210	210
Amortization of net actuarial loss	16,985	11,026	6,861
Total net periodic benefit cost	29,480	20,710	14,962
Current year actuarial (loss) gain	(123,557)	44,315	58,630
Amortization of actuarial loss	(16,985)	(11,026)	(6,861)
Amortization of prior service cost	(210)	(210)	(210)
Total recognized in other comprehensive income	(140,752)	33,079	51,559
Total recognized in net periodic benefit cost and other comprehensive income	$(111,272)	$53,789	$66,521
The assumptions used to determine the benefit obligations as of December 31, 2013, and 2012, are as follows:

	2013	2012
	(dollars in thousands)
Discount rate	4.90%	4.00%
Rate of compensation increase	4.00	4.00

The assumptions used to determine the net periodic benefit cost for the years ended December 31, 2013, 2012, and 2011, are as follows:

	2013	2012	2011
	(dollars in thousands)
Discount rate	4.00%	4.75%	5.50%
Rate of compensation increase	4.00	4.00	4.50
Expected long-term return on plan assets	7.25	7.50	7.75

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated discount rate, which represents the interest rate that could be obtained for a suitable investment used to fund the benefit obligations, is based on a yield curve developed from high-quality corporate bonds across a full maturity spectrum. The projected cash flows of the pension plan are discounted based on this yield curve and a single discount rate is calculated to achieve the same present value.

The estimated long-term rate of return on plan assets is used to calculate the value of plan assets over time. The methodology utilized to establish the estimated long-term rate of return on plan assets considers the actual return on plan assets for various time horizons since 1999 as a predictor of probable future returns. Historical returns are modified as appropriate by estimates of future market conditions that may positively or negatively affect estimated future returns. The return on plan assets for the 15-year, 10-year and 5-year periods ended December 31, 2013, equaled 6.99 percent, 8.39 percent and 13.37 percent, respectively. Based on expectations of modest returns over the next several years, the assumed rate of return for 2013 was 7.25 percent compared to 7.50 percent in 2012.

Plan Assets
BancShares' primary total return objective is to achieve returns that, over the long term, will fund retirement liabilities and provide for the desired plan benefits in a manner that satisfies the fiduciary requirements of the Employee Retirement Income Security Act. The plan assets have a long-term time horizon that runs concurrent with the average life expectancy of the participants. As such, the Plan can assume a time horizon that extends well beyond a full market cycle and can assume a reasonable level of risk. It is expected, however, that both professional investment management and sufficient portfolio diversification will smooth volatility and help to generate a reasonable consistency of return. The investments are broadly diversified among economic sector, industry, quality and size in order to reduce risk and to produce incremental return. Within approved guidelines and restrictions, the investment manager has discretion over the timing and selection of individual investments. Plan assets are currently held by FCB Trust Department.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of pension plan assets at December 31, 2013, and 2012, by asset class are as follows:

Asset Class	Market Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Nonobservable Inputs (Level 3)	Target Allocation	Actual % of Plan Assets
	(dollars in thousands)
December 31, 2013
Cash and equivalents	$2,517	$2,517	$—	$—	0 - 1%	1%
Equity securities					55 - 65%	62%
Large cap	218,023	218,023	—	—
Mid cap	10,724	10,724	—	—
Small cap	43,928	43,928	—	—
International equity (developed)	10,535	10,535	—	—
International equity (emerging)	40,643	40,643	—	—
Fixed income			—	—	25-40%	28%
Investment grade bonds	74,501	—	74,501	—
Intermediate bonds	48,746	—	48,746	—
High-yield corporate bonds	10,111	—	10,111	—
TIPS	4,395	4,395	—	—
International emerging bond	10,119	—	10,119	—
Alternative investments					0-10%	10%
Commodities	19,014	19,014	—	—
Hedge fund composite	30,761	30,761		—
Total pension assets	$524,017	$380,540	$143,477	$—		100%
December 31, 2012
Cash and equivalents	$3,088	$3,088	—	—	0 - 1%	1%
Equity securities					55 - 65%	56%
Large cap	172,512	172,512	—	—
Mid cap	21,451	21,451	—	—
Small cap	31,053	31,053	—	—
International equity (developed)	9,537	9,537	—	—
International equity (emerging)	24,276	24,276	—	—
Fixed income					36-44%	36%
Investment grade bonds	71,986	—	71,986	—
Intermediate bonds	59,052	—	59,052	—
High-yield corporate bonds	18,487	—	18,487	—
TIPS	7,613	7,613	—	—
International emerging bond	9,348	—	9,348	—
Alternative investments		—	—	—	0-8%	8%
Commodities	17,376	17,376	—	—
Hedge fund composite	17,226	17,226		—
Total pension assets	$463,005	$304,132	$158,873	$—		100%

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Flows

BancShares anticipates making no contributions to the pension plan during 2014. Following are estimated payments to pension plan participants in the indicated periods:

Year	Projected benefit payments
(dollars in thousands)
2014	$18,070
2015	19,662
2016	21,484
2017	23,244
2018	24,937
2019-2023	150,638

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

At the end of 2007, current employees were given the option to continue to accrue additional years of service under the defined benefit plan or to elect to join an enhanced 401(k) savings plan. Under the enhanced 401(k) savings plan, based on the employee’s contribution, BancShares matches up to 100 percent of the employee contribution. In addition to the employer match of the employee contributions, the enhanced 401(k) savings plan provides a guaranteed contribution to plan participants if they remain employed at the end of each calendar year. Employees who elected to enroll in the enhanced 401(k) savings plan discontinued the accrual of additional years of service under the defined benefit plan and became enrolled in the enhanced 401(k) savings plan effective January 1, 2008. Eligible employees hired after January 1, 2008, have the option to elect to participate in the enhanced 401(k) savings plan.

BancShares made participating contributions to both 401(k) plans totaling $14.9 million, $14.1 million and $13.6 million during 2013, 2012 and 2011, respectively.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the accrued liability as of December 31, 2013, and 2012, and the changes in the accrued liability during the years then ended:

	2013	2012
	(dollars in thousands)
Present value of accrued liability as of January 1	$25,851	$25,586
Benefit expense	959	462
Benefits paid	(3,042)	(3,241)
Benefits forfeited	—	554
Interest cost	192	2,490
Present value of accrued liability as of December 31	$23,960	$25,851
Discount rate at December 31	4.90%	4.00%

NOTE N
OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

Recoveries of acquired loans previously charged off are included within other noninterest income. These recoveries totaled $29.7 million, $10.5 million and $13.5 million for years ended December 31, 2013, 2012, and 2011, respectively.

Other noninterest expense for the years ended December 31, 2013, 2012, and 2011, included the following:

	2013	2012	2011
	(dollars in thousands)
Cardholder processing	$9,892	$11,816	$11,418
Merchant processing	35,279	33,313	37,196
Collection	21,209	25,591	23,237
Processing fees paid to third parties	15,095	14,454	16,336
Cardholder reward programs	10,154	4,325	11,780
Telecommunications	10,033	11,131	12,131
Consultant	9,740	3,915	3,021
Advertising	8,286	3,897	7,957
Other	73,700	71,369	81,860
Total other noninterest expense	$193,388	$179,811	$204,936

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O
INCOME TAXES

At December 31, income tax expense consisted of the following:

	2013	2012	2011
	(dollars in thousands)
Current tax expense
Federal	$41,996	$85,875	$108,639
State	7,080	9,212	23,101
Total current tax expense	49,076	95,087	131,740
Deferred tax expense (benefit)
Federal	38,974	(27,344)	(12,127)
State	8,915	(7,921)	(4,510)
Total deferred tax expense (benefit)	47,889	(35,265)	(16,637)
Total income tax expense	$96,965	$59,822	$115,103

Income tax expense differed from the amounts computed by applying the federal income tax rate of 35 percent to pretax income as a result of the following:

	2013	2012	2011
	(dollars in thousands)
Income taxes at statutory rates	$92,633	$67,959	$108,546
Increase (reduction) in income taxes resulting from:
Nontaxable income on loans, leases and investments, net of nondeductible expenses	(1,185)	(1,309)	(1,481)
State and local income taxes, including change in valuation allowance, net of federal income tax benefit	10,397	839	12,084
Tax credits	(5,569)	(7,279)	(5,166)
Other, net	689	(388)	1,120
Total income tax expense	$96,965	$59,822	$115,103

During the third quarter of 2013, BancShares adjusted its net deferred tax asset as a result of reductions in the North Carolina corporate income tax rate that were enacted July 23, 2013, and will become effective January 1, 2014, and January 1, 2015. The lower corporate income tax rate resulted in a reduction in the deferred tax asset and an increase in current period income tax expense. The lower effective tax rate for 2012 also reflects the impact of a $6.4 million credit to income tax expense resulting from the favorable outcome of state tax audits for the period 2008-2010, net of additional federal taxes.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net deferred tax asset included the following components at December 31:

	2013	2012
	(dollars in thousands)
Allowance for loan and lease losses	$90,790	$124,928
Pension liability	2,593	46,178
Executive separation from service agreements	9,940	10,123
State operating loss carryforward	79	652
Unrealized loss on cash flow hedge	2,786	4,106
Net unrealized loss on securities included in accumulated other comprehensive loss	6,541	—
Other	17,884	19,465
Deferred tax asset	130,613	205,452
Accelerated depreciation	6,226	12,465
Lease financing activities	10,216	10,366
Net unrealized gains on securities included in accumulated other comprehensive loss	—	13,292
Net deferred loan fees and costs	4,115	3,714
Intangible asset	11,929	11,897
Gain on FDIC-assisted transactions, deferred for tax purposes	57,895	29,694
Other	6,352	5,373
Deferred tax liability	96,733	86,801
Net deferred tax asset	$33,880	$118,651

No valuation allowance was necessary as of December 31, 2013, to reduce BancShares’ gross state deferred tax asset to the amount that is more likely than not to be realized.

BancShares and its subsidiaries' federal income tax returns for 2010 through 2012 remain open for examination. Generally, the state jurisdictions in which BancShares files income tax returns are subject to examination for a period up to four years after returns are filed.

Under GAAP, the benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained based on its technical merit. The liability for unrecognized tax benefits was not material at December 31, 2013, and 2012, and changes in the liability were not material during 2013, 2012 and 2011. BancShares does not expect the liability for unrecognized tax benefits to change significantly during 2014. BancShares recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2013, 2012 and 2011 were not material.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P
TRANSACTIONS WITH RELATED PERSONS

BancShares and FCB have had, and expect to have in the future, banking transactions in the ordinary course of business with directors, officers and their associates (Related Persons) and entities that are controlled by Related Persons.

For those identified as Related Persons as of December 31, 2013, the following table provides an analysis of changes in the loans outstanding during 2013:

(dollars in thousands)
Balance at January 1, 2013	$1,311
New loans	605
Repayments	(91)
Balance at December 31, 2013	$1,825

Unfunded loan commitments available to Related Persons totaled $5.5 million and $4.4 million as of December 31, 2013, and 2012, respectively.

During 2013, 2012 and 2011, fees from processing services included $21.6 million, $33.7 million and $34.5 million, respectively, for services rendered to entities controlled by Related Persons. The amounts recorded from the largest individual institution totaled $20.4 million, $22.8 million and $23.5 million for 2013, 2012 and 2011, respectively. Prior to 2013, BancShares provided various processing and operational services to other financial institutions, some of which are controlled by Related Persons. During the first quarter of 2013, BancShares sold its rights and most of its obligations under various service agreements with client banks, including two banks that are controlled by Related Persons. BancShares retained the processing services relationship with the largest client bank, which is controlled by Related Persons.

Investment securities available for sale include an investment in a financial institution controlled by Related Persons. This investment had a carrying value of $21.6 million and $16.1 million at December 31, 2013, and 2012, respectively. The investment had a cost of $452,000 at December 31, 2013, and $452,000 at December 31, 2012.

NOTE Q
DERIVATIVE

At December 31, 2013, BancShares had an interest rate swap that qualifies as a cash flow hedge under GAAP. For all periods presented, the fair value of the outstanding derivative is included in other liabilities in the consolidated balance sheets, and the net change in fair value is included in the consolidated statements of cash flows under the caption net change in other liabilities.

The following table provides the notional amount of the interest rate swap and the fair value of the liability as of December 31, 2013, and 2012.

	December 31, 2013		December 31, 2012
	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
	(dollars in thousands)
2011 interest rate swap hedging variable rate exposure on trust preferred securities 2011-2016	$93,500	$7,220	$93,500	$10,398

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The interest rate swap is used for interest rate risk management purposes and converts variable-rate exposure on outstanding debt to a fixed rate. The interest rate swap has a notional amount of $93.5 million, representing the amount of variable rate trust preferred capital securities issued during 2006 and still outstanding at the swap inception date. The interest rate swap hedges interest payments through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above the three-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. Settlement of the swap occurs quarterly. As of December 31, 2013, and 2012, collateral with a fair value of $7.0 million and $9.7 million, respectively, was pledged to secure the existing obligation under the interest rate swap.

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income (loss), while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swap has been fully effective since inception. Therefore, changes in the fair value of the interest rate swap have had no impact on net income. For the years ended December 31, 2013, 2012, and 2011, BancShares recognized interest expense of $3.3 million, $3.1 million and $4.6 million, respectively, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness.

The estimated net amount in accumulated other comprehensive loss at December 31, 2013, that is expected to be reclassified into earnings within the next 12 months is a net after-tax loss of $1.9 million.
BancShares monitors the credit risk of the interest rate swap counterparty.

NOTE R
GOODWILL AND INTANGIBLE ASSETS

There was no goodwill activity during 2013 and 2012. Goodwill totaled $102.6 million at December 31, 2013, and 2012, with no impairment recorded during 2013, 2012 and 2011.

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

BancShares performs annual impairment tests as of July 31 each year. After the first step for 2013 and 2012, no further analysis was required as there was no indication of impairment.

The following information relates to other intangible assets, all of which are being amortized over their estimated useful lives:

	2013	2012
	(dollars in thousands)
Balance at January 1	$3,556	$7,032
Amortization	(2,309)	(3,476)
Balance at December 31	$1,247	$3,556

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets generated by FDIC-assisted transactions, which represent the estimated fair value of core deposits and other customer relationships that were acquired, are being amortized over a four-year life on an accelerated basis. The gross amount of other intangible assets and accumulated amortization as of December 31, 2013, and 2012, are:

	2013	2012
	(dollars in thousands)
Gross balance	$18,966	$18,966
Accumulated amortization	(17,719)	(15,410)
Carrying value	$1,247	$3,556

Based on current estimated useful lives and carrying values, BancShares anticipates amortization expense for intangible assets in subsequent periods will be:

Year	Amortization expense
(dollars in thousands)
2014	$1,122
2015	125
$1,247

NOTE S
SHAREHOLDERS' EQUITY, DIVIDEND RESTRICTIONS AND OTHER REGULATORY MATTERS

Various regulatory agencies have established guidelines that evaluate capital adequacy based on risk-weighted adjusted assets. An additional capital computation evaluates tangible capital based on tangible assets. Minimum capital requirements currently set forth by the regulatory agencies require a tier 1 capital ratio of no less than 4 percent of risk-weighted assets, a total capital ratio of no less than 8 percent of risk-weighted assets and a leverage capital ratio of no less than 3 percent of tangible assets. To meet the FDIC’s well-capitalized standards, the tier 1 and total capital ratios must be at least 6 percent and 10 percent, respectively, while the leverage ratio must equal 5 percent. Failure to meet minimum capital requirements may result in certain actions by regulators that could have a direct material effect on the consolidated financial statements.

Based on the most recent notifications from its regulators, FCB is well-capitalized under the regulatory framework for prompt corrective action. Management believes that as of December 31, 2013, BancShares and FCB met all capital adequacy requirements to which they are subject and was not aware of any conditions or events that would affect FCB’s well-capitalized status.

Following is an analysis of capital ratios for BancShares and FCB as of December 31, 2013, and 2012:

	December 31, 2013			December 31, 2012
	Amount	Ratio	Requirements to be well-capitalized	Amount	Ratio	Requirements to be well-capitalized
	(dollars in thousands)
BancShares
Tier 1 capital	$2,109,139	14.92%	6.00%	$1,949,985	14.27%	6.00%
Total capital	2,320,792	16.42%	10.00%	2,179,370	15.95%	10.00%
Leverage capital	2,109,139	9.82%	5.00%	1,949,985	9.23%	5.00%
FCB
Tier 1 capital	1,983,349	14.14%	6.00%	1,942,101	14.37%	6.00%
Total capital	2,184,461	15.57%	10.00%	2,163,034	16.00%	10.00%
Leverage capital	1,983,349	9.36%	5.00%	1,942,101	9.34%	5.00%

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2013, BancShares had $93.5 million of trust preferred capital securities included in tier 1 capital. Beginning January 1, 2015, 75 percent of BancShares' trust preferred capital securities will be excluded from tier 1 capital, with the remaining 25 percent phased out January 1, 2016. Elimination of all trust preferred capital securities from the December 31, 2013, capital structure would result in a proforma tier 1 leverage capital ratio of 9.38 percent, a tier 1 risk-based capital ratio of 14.26 percent and a total risk-based capital ratio of 15.76 percent. On a proforma basis assuming disallowance of all trust preferred capital securities, BancShares and FCB continue to remain well-capitalized under current regulatory guidelines.

Tier 2 capital of BancShares and FCB includes qualifying subordinated debt that was issued in 2005 with a scheduled maturity date of June 1, 2015. Under current regulatory guidelines, when subordinated debt is within five years of its scheduled maturity date, issuers must discount the amount included in tier 2 capital by 20 percent for each year until the debt matures. The amount of subordinated debt that qualifies as tier 2 capital totaled $25.0 million as of December 31, 2013, compared to $50.0 million at December 31, 2012. Subordinated debt will be completely removed from tier 2 capital in the second quarter of 2014, one year prior to the scheduled maturity of the subordinated debt.

In July 2013, Bank regulatory agencies approved new global regulatory capital guidelines (Basel) aimed at strengthening existing capital requirements for bank holding companies through a combination of higher minimum capital requirements, new capital conservation buffers and more conservative definitions of capital and balance sheet exposure. When fully implemented in January 2019, the rule includes a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets, totaling 7 percent. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent.

Additionally, trust preferred securities and cumulative preferred securities are required to be phased out of tier 1 capital by 2016. The inclusion of accumulated other comprehensive income in tier 1 common equity, as described in the proposed rules, is only applicable for institutions larger than $50 billion in assets.

Management continues to monitor Basel developments and remains committed to managing capital levels in a prudent manner. BancShares' tier 1 common equity ratio based on the current tier 1 capital and risk-weighted assets calculations, excluding trust preferred securities, is 14.26 percent at December 31, 2013, compared to the fully phased-in Federal Reserve standards of 7.00 percent.

BancShares has two classes of common stock—Class A common and Class B common. Shares of Class A common have one vote per share, while shares of Class B common have 16 votes per share.

During the second quarter of 2013, BancShares' board granted authority to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, beginning on July 1, 2013, and continuing through June 30, 2014. As of December 31, 2013, no purchases had occurred pursuant to that authorization.

During 2012, the Board of Directors granted authority to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, during the period from July 1, 2012, through June 30, 2013. That authority replaced similar plans approved by the Board during 2011 that were in effect during the twelve months preceding July 1, 2012. Pursuant to those plans, during 2012, BancShares purchased and retired an aggregate of 56,276 shares of Class A common stock and 100 shares of Class B common stock.

Additionally, pursuant to separate authorizations, during 2012, BancShares purchased and retired 606,829 shares of Class B common stock in privately negotiated transactions, including purchases of 593,954 shares during December 2012 from a director and certain of her related interests. The December 2012 stock purchase was approved by BancShares' independent directors, after review and recommendation by a special committee of independent directors.

The Board of Directors of FCB may declare a dividend on a portion of its undivided profits as it deems appropriate, subject to the requirements of the FDIC and the General Statutes of North Carolina, without prior regulatory approval. As of December 31, 2013, the amount was $1.41 billion. However, to preserve its well-capitalized status, the maximum amount of the dividend was limited to $781.3 million. Dividends declared by FCB amounted to $131.0 million in 2013, $179.6 million in 2012 and $82.8 million in 2011.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BancShares and FCB are subject to various requirements imposed by state and federal banking statutes and regulations, including regulations requiring the maintenance of noninterest-bearing reserve balances at the Federal Reserve Bank. Banks are allowed to reduce the required balances by the amount of vault cash. For 2013, the requirements averaged $313.4 million.

NOTE T
COMMITMENTS AND CONTINGENCIES

To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment, including cash deposits, securities and other assets. At December 31, 2013, BancShares had unused commitments totaling $5.84 billion, compared to $5.47 billion at December 31, 2012.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. To minimize its exposure, BancShares’ credit policies govern the issuance of standby letters of credit. At December 31, 2013, and 2012, BancShares had standby letters of credit amounting to $54.8 million and $63.1 million, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.

Residential mortgage loans are sold with standard representations and warranties relating to documentation and underwriting requirements for the loans. If deficiencies are discovered at any point in the life of the loan, the investor may require BancShares to repurchase the loan. As of December 31, 2013, and 2012, other liabilities included a reserve of $3.6 million and $4.1 million, respectively, for estimated losses arising from the repurchase of loans under these provisions.

In addition to standard representations and warranties, residential mortgage loans sold with limited recourse liability represent guarantees to repurchase the loans or repay a portion of the sale proceeds in the event of nonperformance by the borrower. The recourse period is generally 120 days or fewer after sale. At December 31, 2013, and 2012, BancShares has sold loans of approximately $156.1 million and $205.9 million, respectively, for which the recourse period had not yet elapsed.

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

The loss share agreements for four FDIC-assisted transactions include provisions related to contingent payments that may be owed to the FDIC at the termination of the agreements (clawback liability).The clawback liability represents an estimated payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to the FDIC for loss share agreements. As of December 31, 2013, and 2012, the clawback liability was $109.4 million and $101.6 million, respectively.

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

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE U
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included the following as of December 31, 2013, and December 31, 2012:

	December 31, 2013			December 31, 2012
	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax	Accumulated other comprehensive income (loss)	Deferred tax expense (benefit)	Accumulated other comprehensive income (loss), net of tax
	(dollars in thousands)
Unrealized (losses) gains on investment securities available for sale	$(16,632)	$(6,541)	$(10,091)	$33,809	$13,292	$20,517
Unrealized loss on cash flow hedge	(7,220)	(2,786)	(4,434)	(10,398)	(4,106)	(6,292)
Funded status of defined benefit plan	(17,582)	(6,839)	(10,743)	(158,334)	(62,003)	(96,331)
Total	$(41,434)	$(16,166)	$(25,268)	$(134,923)	$(52,817)	$(82,106)

The following table highlights changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2013, and 2012:

	Unrealized gains and losses on available-for-sale securities[1]	Gains and losses on cash flow hedges[1]	Defined benefit pension items[1]	Total
	(dollars in thousands)
Balance at January 1, 2012	$16,115	$(6,483)	$(76,206)	$(66,574)
Other comprehensive income (loss) before reclassifications	5,807	(1,682)	(26,961)	(22,836)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,405)	1,873	6,836	7,304
Net current period other comprehensive income (loss)	4,402	191	(20,125)	(15,532)
Balance at December 31, 2012	20,517	(6,292)	(96,331)	(82,106)
Other comprehensive income (loss) before reclassifications	(30,608)	(60)	75,082	44,414
Amounts reclassified from accumulated other comprehensive loss	—	1,918	10,506	12,424
Net current period other comprehensive income (loss)	(30,608)	1,858	85,588	56,838
Balance at December 31, 2013	$(10,091)	$(4,434)	$(10,743)	$(25,268)
1 All amounts are net of tax. Amounts in parentheses indicate debits.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Details about accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive loss[1]	Affected line item in the statement where net income is presented
(dollars in thousands)
Year ended December 31, 2013
Unrealized gains and losses on available for sale securities
	$—	Securities gains (losses)
	—	Income taxes
	$—	Net income

Gains and losses on cash flow hedges
Interest rate swap contracts	$(3,281)	Long-term obligations
	1,363	Income taxes
	$(1,918)	Net income

Amortization of defined benefit pension items
Prior service costs	$(210)	Employee benefits
Actuarial losses	(16,985)	Employee benefits
	(17,195)	Income before income taxes
	6,689	Income taxes
	$(10,506)	Net income
Total reclassifications for the period	$(12,424)

Year ended December 31, 2012
Unrealized gains and losses on available for sale securities
	$2,322	Securities gains (losses)
	(917)	Income taxes
	$1,405	Net income

Gains and losses on cash flow hedges
Interest rate swap contracts	$(3,095)	Long-term obligations
	1,222	Income taxes
	$(1,873)	Net income

Amortization of defined benefit pension items
Prior service costs	$(210)	Employee benefits
Actuarial losses	(11,026)	Employee benefits
	(11,236)	Income before income taxes
	4,400	Income taxes
	$(6,836)	Net income
Total reclassifications for the period	$(7,304)
1 Amounts in parentheses indicate debits to profit/loss.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE V
SUBSEQUENT EVENTS

On January 1, 2014, FCB completed its merger with 1st Financial Services Corporation (1st Financial) of Hendersonville, NC and its wholly-owned subsidiary, Mountain 1st Bank & Trust Company (Mountain 1st). The merger allows FCB to expand its presence in Western North Carolina. Mountain 1st had 12 branches located in Asheville, Brevard, Columbus, Etowah, Fletcher, Forest City, Hendersonville, Hickory, Marion, Shelby and Waynesville. Following the merger, FCB applied for permission to close seven Mountain 1st branches due to their proximity to existing FCB branches. Once regulatory approvals have been received, customers have been notified and waiting periods have expired, Mountain 1st branches in Asheville, Brevard, Fletcher, Forest City, Hendersonville, Hickory and Marion will be closed, and customer relationships assigned to those branches will be transferred to the nearest FCB branch.

First Citizens paid $10.0 million to acquire 1st Financial, including payments of $8.0 million to the U.S. Treasury to satisfy 1st Financial's Troubled Asset Relief Program (TARP) obligation and $2.0 million paid to the shareholders of 1st Financial.

The 1st Financial merger was accounted for under the acquisition method of accounting. The purchased assets, assumed liabilities and identifiable intangible assets were recorded at their acquisition date estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the carrying value of acquired assets and assumed liabilities, as recorded by 1st Financial, the fair value adjustments calculated at the time of the acquisition, and the resulting fair value recorded by FCB.

	January 1, 2014
	As recorded by 1st Financial	Fair value adjustments	As recorded by FCB
	(dollars in thousands)
Assets
Cash and cash equivalents	$28,194	$—	$28,194
Investment securities available for sale	246,890	(9,452)	237,438
Loans held for sale	1,183	—	1,183
Restricted equity securities	3,105	671	3,776
Loans	338,170	(21,843)	316,327
Less: allowance for loan losses	(7,796)	7,796	—
Premises and equipment	3,871	(1,185)	2,686
Other real estate owned	12,896	(1,305)	11,591
Intangible asset	—	3,780	3,780
Other assets	16,811	(465)	16,346
Total assets acquired	$643,324	$(22,003)	$621,321
Liabilities
Deposits:
Noninterest-bearing	$152,444	$—	$152,444
Interest-bearing	477,881	1,546	479,427
Total deposits	630,325	1,546	631,871
Federal Funds purchased	406	—	406
Other liabilities	3,392	167	3,559
Total liabilities assumed	634,123	1,713	635,836
Net assets acquired	$9,201	$(23,716)	(14,515)
Cash paid to shareholders			(2,000)
Cash paid to acquire TARP securities			(8,000)
Goodwill recorded for 1st Financial			$(24,515)

Goodwill recorded for 1st Financial represents future revenues to be derived, including efficiencies that will result from combining operations, and other non-identifiable intangible assets. The 1st Financial transaction is a taxable asset acquisition, and goodwill resulting from the transaction is deductible for income tax purposes.

Merger costs related to the 1st Financial transaction are estimated to be between $6.0 million and $7.0 million.

All loans resulting from the 1st Financial transaction were considered to have deteriorated credit quality at the acquisition date, and are therefore accounted for under ASC 310-30.

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For loans acquired from 1st Financial, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the acquisition date were:

January 1, 2014
(dollars in thousands)
Contractually required payments	$413,937
Cash flows expected to be collected	400,326
Fair value at acquisition date	316,327

The recorded fair values of loans acquired in the 1st Financial transaction as of the acquisition date were as follows:

January 1, 2014
(dollars in thousands)
Commercial:
Construction and land development	$41,516
Commercial mortgage	123,925
Other commercial real estate	6,698
Commercial and industrial	29,126
Total commercial loans	201,265
Noncommercial:
Residential mortgage	113,177
Consumer	1,885
Total noncommercial loans	115,062
Total loans acquired from 1st Financial	$316,327

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE W
PARENT COMPANY FINANCIAL STATEMENTS

Parent Company
Condensed Balance Sheets

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Assets
Cash	$13,047	$2,131
Investment securities available for sale	234,488	237,765
Investment in subsidiaries	2,058,505	1,969,600
Due from subsidiaries	145,666	78,512
Other assets	144,998	83,283
Total assets	$2,596,704	$2,371,291
Liabilities and Shareholders' Equity
Short-term borrowings	$411,907	$399,047
Long-term obligations	96,392	96,392
Other liabilities	11,730	11,845
Shareholders' equity	2,076,675	1,864,007
Total liabilities and shareholders' equity	$2,596,704	$2,371,291

Parent Company
Condensed Income Statements

	Year ended December 31
	2013	2012	2011
	(dollars in thousands)

Interest income	$1,387	$1,353	$1,345
Interest expense	7,065	15,435	21,512
Net interest loss	(5,678)	(14,082)	(20,167)
Dividends from subsidiaries	131,006	179,588	82,812
Other income	3,620	2,843	9,699
Other operating expense	2,344	6,384	5,298
Income before income tax benefit and equity in undistributed net income of subsidiaries	126,604	161,965	67,046
Income tax benefit	(2,095)	(8,417)	(5,531)
Income before equity in undistributed net income of subsidiaries	128,699	170,382	72,577
(Excess distributions) equity in undistributed net income of subsidiaries	39,000	(36,034)	122,451
Net income	$167,699	$134,348	$195,028

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Parent Company
Condensed Statements of Cash Flows

	Year ended December 31
	2013	2012	2011
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$167,699	$134,348	$195,028
Adjustments
Excess distributions (undistributed) net income of subsidiaries	(39,000)	36,034	(122,451)
Net amortization of premiums and discounts	334	439	203
Gain on retirement of long term obligations	—	—	(9,685)
Securities gains	—	(2,274)	(62)
Gain on sale of other assets	(1,331)	—	—
Other than temporary impairment on securities	—	45	26
Change in other assets	(61,704)	30,761	(20,951)
Change in other liabilities	(2,096)	(10,148)	(1,925)
Net cash provided by operating activities	63,902	189,205	40,183
INVESTING ACTIVITIES
Net change in due from subsidiaries	(67,154)	42,323	146,463
Purchases of investment securities	(126,197)	(111,409)	(220,387)
Proceeds from sales, calls, and maturities of securities	135,000	112,625	75,151
Investment in subsidiaries	1,489	9,298	—
Net cash (used) provided by investing activities	(56,862)	52,837	1,227
FINANCING ACTIVITIES
Net change in short-term borrowings	12,860	23,651	4,046
Retirement of long-term obligations	—	(155,305)	(11,815)
Repurchase of common stock	(321)	(103,624)	(24,387)
Cash dividends paid	(8,663)	(15,398)	(12,499)
Net cash provided (used) by financing activities	3,876	(250,676)	(44,655)
Net change in cash	10,916	(8,634)	(3,245)
Cash balance at beginning of year	2,131	10,765	14,010
Cash balance at end of year	$13,047	$2,131	$10,765
Cash payments for
Interest	$6,904	$25,574	$20,677
Income taxes	102,890	66,453	91,465

FIRST CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

3.1	Certificate of Incorporation of the Registrant, as amended (filed herewith)
3.2	Bylaws of the Registrant, as amended (incorporated by reference from Registrant’s Form 8-K dated April 27, 2009)
4.1	Specimen of Registrant’s Class A Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2008)
4.2	Specimen of Registrant’s Class B Common Stock certificate (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2008)
4.3
Indenture dated June 1, 2005 between Registrant’s subsidiary First-Citizens Bank & Trust Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Registrant’s Form 8-K dated June 1, 2005)

4.4
First Supplemental Indenture dated June 1, 2005 between Registrant’s subsidiary First-Citizens Bank & Trust Company and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Registrant’s Form 8-K dated June 1, 2005)

4.5	Amended and Restated Trust Agreement of FCB/NC Capital Trust III (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)
4.6	Guarantee Agreement relating to Registrant’s guarantee of the capital securities of FCB/NC Capital Trust III (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)
4.7
Junior Subordinated Indenture dated May 18, 2006 between Registrant and Wilmington Trust Company, as Debenture Trustee (incorporated by reference from Registrant’s Form 10-Q for the quarter ended June 30, 2006)

10.1
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Frank B. Holding, Jr. (incorporated by reference from Registrant’s Form 8-K dated February 18, 2011)

10.2
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Frank B. Holding (incorporated by reference from Registrant’s Form 8-K dated February 3, 2009)

10.3
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Hope Holding Bryant (incorporated by reference to Registrant’s Form 8-K dated February 18, 2011)

10.4
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Edward L. Willingham, IV (incorporated by reference to Registrant’s Form 8-K dated February 18, 2011)

10.5
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary First-Citizens Bank & Trust Company and Kenneth A. Black (incorporated by reference to Registrant’s Form 8-K dated February 18, 2011)

10.6
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 10-Q for the quarter ended September 30, 2007)

10.7
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2008)

10.8
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 8-K dated February 4, 2009)

10.9
Executive Consultation, Separation from Service and Death Benefit Agreement between Registrant’s subsidiary, First-Citizens Bank & Trust Company, as successor by merger to IronStone Bank, and James M. Parker (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2010)

21	Subsidiaries of the Registrant (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer (filed herewith)
32.2	Certification of Chief Financial Officer (filed herewith)
99.1	Proxy Statement for Registrant’s 2014 Annual Meeting (separately filed)
*101.INS	XBRL Instance Document (filed herewith)
*101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	XBRL Taxonomy Definition Linkbase (filed herewith)

*	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2014

FIRST CITIZENS BANCSHARES, INC. (Registrant)
/S/ FRANK B. HOLDING, JR.
Frank B. Holding, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on February 26, 2014.

Signature	Title	Date

/s/ FRANK B. HOLDING, JR. Frank B. Holding, Jr.	Chairman and Chief Executive Officer	February 26, 2014

Frank B. Holding	Executive Vice Chairman	February 26, 2014

/S/ GLENN D. MCCOY Glenn D. McCoy	Vice President and Chief Financial Officer (principal financial officer)	February 26, 2014

/S/ LORIE K. RUPP Lorie K. Rupp	Assistant Vice President and Chief Accounting Officer (principal accounting officer)	February 26, 2014

/s/ JOHN M. ALEXANDER, JR. * John M. Alexander, Jr.	Director	February 26, 2014

/s/ VICTOR E. BELL, III * Victor E. Bell, III	Director	February 26, 2014

/s/ HOPE HOLDING BRYANT * Hope Holding Bryant	Director	February 26, 2014

/s/ HUBERT M. CRAIG, III * Hubert M. Craig, III	Director	February 26, 2014

Signature	Title	Date

/s/ H. LEE DURHAM, JR. * H. Lee Durham, Jr.	Director	February 26, 2014

/s/ DANIEL L. HEAVNER * Daniel L. Heavner	Director	February 26, 2014

/s/ LUCIUS S. JONES * Lucius S. Jones	Director	February 26, 2014

/s/ ROBERT E. MASON, IV * Robert E. Mason, IV	Director	February 26, 2014

/s/ ROBERT T. NEWCOMB * Robert T. Newcomb	Director	February 26, 2014

/s/ JAMES M. PARKER * James M. Parker	Director	February 26, 2014

/s/ RALPH K. SHELTON * Ralph K. Shelton	Director	February 26, 2014

*
Glenn D. McCoy hereby signs this Annual Report on Form 10-K on February 26, 2014, on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/S/ GLENN D. MCCOY
Glenn D. McCoy As Attorney-In-Fact