Form 10-Q
period 2014-03-31
FIRST CITIZENS BANCSHARES INC /DE/
filed 2014-05-07
CIK 798941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014
or

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
Class B Common Stock—$1 Par Value—1,032,883 shares
(Number of shares outstanding, by class, as of May 7, 2014)

PART I

Item 1.	Financial Statements (Unaudited)

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, unaudited)	March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$543,471	$533,599
Overnight investments	1,161,469	859,324
Investment securities available for sale	5,676,237	5,387,703
Investment securities held to maturity	782	907
Loans held for sale	53,361	47,271
Loans and leases:
Acquired	1,270,818	1,029,426
Originated	12,200,226	12,104,298
Allowance for loan and lease losses	(222,942)	(233,394)
Net loans and leases	13,248,102	12,900,330
Premises and equipment	878,850	876,522
Other real estate owned:
Covered under loss share agreements	41,855	47,081
Not covered under loss share agreements	44,504	36,898
Income earned not collected	49,668	48,390
FDIC loss share receivable	74,784	93,397
Goodwill	127,140	102,625
Other intangible assets	4,390	1,247
Other assets	250,384	263,797
Total assets	$22,154,997	$21,199,091
Liabilities
Deposits:
Noninterest-bearing	$5,627,868	$5,241,817
Interest-bearing	13,135,677	12,632,249
Total deposits	18,763,545	17,874,066
Short-term borrowings	617,794	511,418
Long-term obligations	440,300	510,769
FDIC loss share payable	111,339	109,378
Other liabilities	117,189	116,785
Total liabilities	20,050,167	19,122,416
Shareholders’ Equity
Common stock:
Class A - $1 par value (11,000,000 shares authorized; 8,586,058 shares issued and outstanding at March 31, 2014 and December 31, 2013)	8,586	8,586
Class B - $1 par value (2,000,000 shares authorized; 1,032,883 shares issued and outstanding at March 31, 2014 and December 31, 2013)	1,033	1,033
Surplus	143,766	143,766
Retained earnings	1,968,039	1,948,558
Accumulated other comprehensive loss	(16,594)	(25,268)
Total shareholders’ equity	2,104,830	2,076,675
Total liabilities and shareholders’ equity	$22,154,997	$21,199,091

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended March 31
(Dollars in thousands, except per share data, unaudited)	2014	2013
Interest income
Loans and leases	$161,034	$211,763
Investment securities interest and dividend income	11,748	8,484
Overnight investments	612	357
Total interest income	173,394	220,604
Interest expense
Deposits	6,825	10,313
Short-term borrowings	585	704
Long-term obligations	5,053	4,705
Total interest expense	12,463	15,722
Net interest income	160,931	204,882
Provision (credit) for loan and lease losses	(1,903)	(18,606)
Net interest income after provision for loan and lease losses	162,834	223,488
Noninterest income
Cardholder services	11,832	11,071
Merchant services	13,521	12,486
Service charges on deposit accounts	14,440	14,999
Wealth management services	14,880	14,515
Fees from processing services	4,861	5,619
Other service charges and fees	3,944	3,766
Mortgage income	955	3,788
Insurance commissions	3,287	2,980
ATM income	1,202	1,168
Adjustments to FDIC loss share receivable	(12,349)	(24,053)
Other	4,608	11,174
Total noninterest income	61,181	57,513
Noninterest expense
Salaries and wages	79,874	76,119
Employee benefits	20,100	25,019
Occupancy expense	20,425	18,809
Equipment expense	18,791	18,946
FDIC insurance expense	2,636	2,666
Foreclosure-related expenses	5,410	4,305
Other	43,794	48,491
Total noninterest expense	191,030	194,355
Income before income taxes	32,985	86,646
Provision for income taxes	10,619	31,061
Net income	$22,366	$55,585
Average shares outstanding	9,618,941	9,618,985
Net income per share	$2.33	$5.78

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three months ended March 31
(Dollars in thousands, unaudited)	2014	2013
Net income	$22,366	$55,585

Other comprehensive income (loss)
Unrealized gains and losses on securities:
Change in unrealized securities gains (losses) arising during period	11,899	(1,476)
Tax effect	(4,643)	565
Total change in unrealized gains and losses on securities, net of tax	7,256	(911)

Change in fair value of cash flow hedges:
Change in unrecognized loss on cash flow hedges	719	815
Tax effect	(278)	(322)
Total change in unrecognized loss on cash flow hedges, net of tax	441	493

Change in pension obligation:
Reclassification adjustment for losses included in income before income taxes	1,599	4,304
Tax effect	(622)	(1,685)
Total change in pension obligation, net of tax	977	2,619

Other comprehensive income	8,674	2,201

Total comprehensive income	$31,040	$57,786

See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, unaudited)	Class A Common Stock	Class B Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2012	$8,588	$1,033	$143,766	$1,792,726	$(82,106)	$1,864,007
Net income	—	—	—	55,585	—	55,585
Other comprehensive income, net of tax	—	—	—	—	2,201	2,201
Repurchase of 1,973 shares of Class A common stock	(2)	—	—	(319)	—	(321)
Cash dividends ($0.30 per share)	—	—	—	(2,891)	—	(2,891)
Balance at March 31, 2013	$8,586	$1,033	$143,766	$1,845,101	$(79,905)	$1,918,581
Balance at December 31, 2013	$8,586	$1,033	$143,766	$1,948,558	$(25,268)	$2,076,675
Net income	—	—	—	22,366	—	22,366
Other comprehensive income, net of tax	—	—	—	—	8,674	8,674
Cash dividends ($0.30 per share)	—	—	—	(2,885)	—	(2,885)
Balance at March 31, 2014	$8,586	$1,033	$143,766	$1,968,039	$(16,594)	$2,104,830
See accompanying Notes to Consolidated Financial Statements.

First Citizens BancShares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three months ended March 31
(Dollars in thousands, unaudited)	2014	2013
OPERATING ACTIVITIES
Net income	$22,366	55,585
Adjustments to reconcile net income to cash provided by operating activities:
Provision (credit) for loan and lease losses	(1,903)	(18,606)
Deferred tax (benefit) expense	(4,512)	7,733
Change in current taxes payable	40,710	31,625
Depreciation	17,684	17,994
Change in accrued interest payable	(1,062)	(2,700)
Change in income earned not collected	(1,278)	411
Gain on sale of processing services, net	—	(4,085)
Origination of loans held for sale	(67,862)	(117,981)
Proceeds from sale of loans held for sale	64,009	121,523
Gain on sale of loans	(1,054)	(3,560)
Net writedowns/losses on other real estate	3,441	1,350
Net amortization of premiums and discounts	(5,796)	(47,236)
FDIC receivable for loss share agreements	4,359	5,619
Net change in other assets	(8,206)	(7,038)
Net change in other liabilities	2,186	32,662
Net cash provided by operating activities	63,082	73,296
INVESTING ACTIVITIES
Net change in loans outstanding	(4,788)	269,428
Purchases of investment securities available for sale	(911,409)	(736,923)
Proceeds from maturities/calls of investment securities held to maturity	125	113
Proceeds from maturities/calls of investment securities available for sale	866,803	676,188
Net change in overnight investments	(302,145)	(511,052)
Cash (paid to) received from the FDIC for loss share agreements	(3,490)	42,519
Proceeds from sale of other real estate	10,602	36,019
Additions to premises and equipment	(17,326)	(8,713)
Business acquisition, net of cash acquired	18,194	—
Net cash used by investing activities	(343,434)	(232,421)
FINANCING ACTIVITIES
Net change in time deposits	(51,268)	(195,381)
Net change in demand and other interest-bearing deposits	308,876	174,277
Net change in short-term borrowings	35,970	4,597
Repayment of long-term obligations	(469)	(669)
Repurchase of common stock	—	(321)
Cash dividends paid	(2,885)	(2,891)
Net cash provided (used) by financing activities	290,224	(20,388)
Change in cash and due from banks	9,872	(179,513)
Cash and due from banks at beginning of period	533,599	639,730
Cash and due from banks at end of period	$543,471	$460,217
CASH PAYMENTS FOR:
Interest	$13,525	$18,422
Income taxes	2,184	3,364
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate	4,832	38,008
Dividends declared but not paid	2,885	—

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

General

These consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated financial position and consolidated results of operations have been made. The unaudited interim consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes included in BancShares' Annual Report on Form 10-K for the year ended December 31, 2013.

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

Recent Accounting Pronouncements
Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU ) 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40)”
This ASU clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We will adopt the guidance effective the first quarter of 2015, and we do not anticipate any effect on our consolidated financial position or consolidated results of operations as a result of adoption.

FASB ASU 2013-11, “Income Taxes (Topic 740)”
This ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require BancShares to use, and BancShares does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.

The provisions of this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. BancShares adopted the guidance effective first quarter of 2014. The initial adoption had no effect on our consolidated financial position or consolidated results of operations.
FASB ASU 2013-04, “Liabilities”
This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP.
The amendments in this update are effective for fiscal years beginning after December 31, 2013. BancShares adopted the guidance effective first quarter of 2014. The initial adoption did not have any effect on our consolidated financial position or consolidated results of operations.

Note B
Business Combinations

On January 1, 2014, FCB completed its merger with 1st Financial Services Corporation (1st Financial) of Hendersonville, NC and its wholly-owned subsidiary, Mountain 1st Bank & Trust Company (Mountain 1st). The merger allows FCB to expand its presence in Western North Carolina. Mountain 1st had twelve branches located in Asheville, Brevard, Columbus, Etowah, Fletcher, Forest City, Hendersonville, Hickory, Marion, Shelby and Waynesville. FCB requested and received approval from the North Carolina Commissioner of Banks and the FDIC to close seven Mountain 1st branches due to their proximity to legacy FCB branches. Customers have been notified, and the 90-day waiting period will expire on May 1. FCB anticipates closing the branches in Asheville, Brevard, Fletcher, Forest City, Hendersonville, Hickory and Marion sometime in May. All customer relationships assigned to those branches will be transferred to the nearest FCB branch.

FCB paid $10.0 million to acquire 1st Financial, including payments of $8.0 million to the U.S. Treasury to acquire and subsequently retire1st Financial's Troubled Asset Relief Program (TARP) obligation and $2.0 million paid to the shareholders of 1st Financial. As a result of the merger, FCB recorded $24.5 million in goodwill and $3.8 million in core deposit intangibles.

The 1st Financial transaction was accounted for under the acquisition method of accounting, and the purchased assets, assumed liabilities and identifiable intangible assets were recorded at their acquisition date estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the transaction as additional information regarding closing date fair values becomes available.

The following table provides the carrying value of acquired assets and assumed liabilities, as recorded by 1st Financial, the fair value adjustments calculated at the time of the merger and the resulting fair value recorded by FCB.

	January 1, 2014
(Dollars in thousands)	As recorded by 1st Financial	Fair value adjustments	As recorded by FCB
Assets
Cash and cash equivalents	$28,194	$—	$28,194
Investment securities	246,890	(9,452)	237,438
Loans held for sale	1,183	—	1,183
Restricted equity securities	3,105	671	3,776
Loans	338,170	(21,843)	316,327
Less: allowance for loan losses	(7,796)	7,796	—
Premises and equipment	3,871	(1,185)	2,686
Other real estate owned	12,896	(1,305)	11,591
Intangible asset	—	3,780	3,780
Other assets	16,811	(465)	16,346
Total assets acquired	$643,324	$(22,003)	$621,321
Liabilities
Deposits:
Noninterest-bearing	$152,444	$—	$152,444
Interest-bearing	477,881	1,546	479,427
Total deposits	630,325	1,546	631,871
Short-term borrowings	406	—	406
Other liabilities	3,392	167	3,559
Total liabilities assumed	$634,123	$1,713	635,836
Fair value of net liabilities assumed			14,515
Cash paid to shareholders			2,000
Cash paid to acquire TARP securities			8,000
Goodwill recorded for 1st Financial			$24,515

Goodwill recorded for 1st Financial represents future revenues to be derived from the existing customer base, including efficiencies that will result from combining operations and other non-identifiable intangible assets. The 1st Financial transaction is a taxable asset acquisition, and goodwill resulting from the transaction is deductible for income tax purposes.

Merger costs related to the 1st Financial transaction are estimated to be between $6.0 million and $7.0 million. Revenue generated from 1st Financial was approximately $6.9 million for the first quarter of 2014.

All loans resulting from the 1st Financial transaction are accounted for under the expected cash flow method (ASC 310-30).

For loans acquired from 1st Financial, the contractually required payments including principal and interest, cash flows expected to be collected and fair values as of the merger date were:

(Dollars in thousands)	January 1, 2014
Contractually required payments	$414,233
Cash flows expected to be collected	400,622
Fair value at acquisition date	316,327

The recorded fair values of loans acquired in the 1st Financial transaction as of the merger date were as follows:

(Dollars in thousands)	January 1, 2014
Commercial:
Construction and land development	$41,516
Commercial mortgage	123,925
Other commercial real estate	6,698
Commercial and industrial	29,126
Total commercial loans	201,265
Noncommercial:
Residential mortgage	113,177
Consumer	1,885
Total noncommercial loans	115,062
Total loans acquired from 1st Financial	$316,327

Note C
Investments
The amortized cost and fair value of investment securities classified as available for sale and held to maturity at March 31, 2014 and December 31, 2013, are as follows:

	March 31, 2014
(Dollars in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities available for sale
U.S. Treasury	$1,274,716	$379	$1,874	$1,273,221
Government agency	1,811,889	1,764	879	1,812,774
Mortgage-backed securities	2,592,766	5,524	31,624	2,566,666
Equity securities	543	22,017	—	22,560
Municipal securities	186	—	—	186
Other	870	—	40	830
Total investment securities available for sale	$5,680,970	$29,684	$34,417	$5,676,237

	December 31, 2013
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury	$373,223	$259	$45	$373,437
Government agency	2,543,223	1,798	792	2,544,229
Mortgage-backed securities	2,486,297	4,526	43,950	2,446,873
Equity securities	543	21,604	—	22,147
Municipal securities	186	1	—	187
Other	863	—	33	830
Total investment securities available for sale	$5,404,335	$28,188	$44,820	$5,387,703

	March 31, 2014
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity
Mortgage-backed securities	$782	$53	$—	$835

	December 31, 2013
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Mortgage-backed securities	$907	$67	$—	$974

Investments in mortgage-backed securities primarily represent securities issued by the Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Other investments include a subordinated debenture investment in another financial institution.

The following table provides the amortized cost and fair value by contractual maturity. Expected maturities will differ from contractual maturities because borrowers and issuers may have the right to call or prepay obligations with or without prepayment penalties. Repayments of mortgage-backed securities are dependent on the repayments of the underlying loan balances. Equity securities do not have a stated maturity date.

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Cost	Fair value	Cost	Fair value
Investment securities available for sale
Amortizing securities maturing in:
One year or less	$829,091	$829,997	$839,956	$840,883
One through five years	2,258,570	2,257,014	2,077,539	2,077,800
Mortgage-backed securities	2,592,766	2,566,666	2,486,297	2,446,873
Equity securities	543	22,560	543	22,147
Total investment securities available for sale	$5,680,970	$5,676,237	$5,404,335	$5,387,703
Investment securities held to maturity
Mortgage-backed securities held to maturity	$782	$835	$907	$974

There were no realized securities gains (losses) during any period presented.

The following table provides information regarding securities with unrealized losses as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale:
U.S. Treasury	$699,985	$1,874	$—	$—	$699,985	$1,874
Government agency	400,423	879	—	—	400,423	879
Mortgage-backed securities	2,012,814	30,816	23,622	808	2,036,436	31,624
Other	830	40	—	—	830	40
Total	$3,114,052	$33,609	$23,622	$808	$3,137,674	$34,417

	December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available for sale:
U.S. Treasury	$102,105	$45	$—	$—	$102,105	$45
Government agency	780,552	761	29,969	31	810,521	792
Mortgage-backed securities	2,221,213	42,876	26,861	1,074	2,248,074	43,950
Other	830	33	—	—	830	33
Total	$3,104,700	$43,715	$56,830	$1,105	$3,161,530	$44,820
Investment securities with an aggregate fair value of $23.6 million and $56.8 million have had continuous unrealized losses for more than 12 months as of March 31, 2014 and December 31, 2013, with an aggregate unrealized loss of $0.8 million and $1.1 million, respectively. As of March 31, 2014, all 16 of these investments are mortgage-backed securities. None of the unrealized losses identified as of March 31, 2014 or December 31, 2013 relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. For all periods presented, BancShares had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Therefore, none of the securities were deemed to be other than temporarily impaired.
Investment securities having an aggregate carrying value of $2.78 billion at March 31, 2014 and $2.75 billion at December 31, 2013 were pledged as collateral to secure public funds on deposit and certain short-term borrowings, and for other purposes as required by law.

Note D
Loans and Leases
Loans and leases outstanding, by class, include the following as of the dates indicated:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Acquired loans
Commercial:
Construction and land development	$106,670	$78,915
Commercial mortgage	728,872	642,891
Other commercial real estate	47,826	41,381
Commercial and industrial	38,838	17,254
Other	870	866
Total commercial loans	923,076	781,307
Noncommercial:
Residential mortgage	291,254	213,851
Revolving mortgage	25,776	30,834
Construction and land development	28,151	2,583
Consumer	2,561	851
Total noncommercial loans	347,742	248,119
Total acquired loans	1,270,818	1,029,426
Originated loans and leases:
Commercial:
Construction and land development	335,271	319,847
Commercial mortgage	6,330,843	6,362,490
Other commercial real estate	177,082	178,754
Commercial and industrial	1,175,543	1,081,158
Lease financing	394,268	381,763
Other	179,725	175,336
Total commercial loans	8,592,732	8,499,348
Noncommercial:
Residential mortgage	1,030,032	982,421
Revolving mortgage	2,091,000	2,113,285
Construction and land development	119,049	122,792
Consumer	367,413	386,452
Total noncommercial loans	3,607,494	3,604,950
Total originated loans and leases	12,200,226	12,104,298
Total loans and leases	$13,471,044	$13,133,724

At March 31, 2014, $962.4 million in acquired loans were covered under loss share agreements, compared to $1.03 billion at December 31, 2013. The remaining acquired loans as of March 31, 2014 are from the 1st Financial merger.

At March 31, 2014, $2.57 billion in originated loans were pledged to secure debt obligations, compared to $2.56 billion at December 31, 2013.

Credit quality indicators

Loans and leases are monitored for credit quality on a recurring basis. The credit quality indicators used are dependent on the portfolio segment to which the loan relates. Originated commercial loans and leases, originated noncommercial loans and leases and acquired loans have different credit quality indicators as a result of the unique characteristics relative to each loan segment being evaluated.

The credit quality indicators for commercial loans and leases are developed through a review of individual borrowers on an ongoing basis. Each commercial loan is evaluated annually with more frequent evaluation of more severely criticized loans or leases. The credit quality indicators for noncommercial loans are based on the delinquency status of the borrower. As the borrower becomes more delinquent, the likelihood of loss increases. Acquired loans are bifurcated into commercial and noncommercial segments and credit quality indicators are assigned in the same manner as the originated portfolio. The indicators represent the rating for loans or leases as of the date presented based on the most recent assessment performed. These credit quality indicators are defined as follows:

Pass – A pass rated asset is one in which repayment is considered highly likely and there are no observable weaknesses in the asset. Such an asset does not meet any of the characteristics for adverse classification.

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

Ungraded – Ungraded loans represent loans that are not included in the individual credit grading process due to their relatively small balances or borrower type. The majority of originated, ungraded loans at March 31, 2014 and December 31, 2013 relate to business credit cards. Business credit card loans are subject to automatic charge-off when they become 120 days past due in the same manner as unsecured consumer lines of credit. The remaining balance is comprised of a small amount of commercial mortgage loans and other smaller balance consumer loans. Prior to March 31, 2014, ungraded loans also included tobacco buyout loans classified as commercial and industrial loans. Final payment from the Commodity Credit Corporation was received during January 2014 for tobacco buyout loans held by FCB. As of March 31, 2014, ungraded also includes $122.2 million of loans resulting from the 1st Financial merger.

Originated loans and leases outstanding at March 31, 2014 and December 31, 2013 by credit quality indicator are provided below:

	March 31, 2014
(Dollars in thousands)	Originated commercial loans and leases
Grade:	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total originated commercial loans and leases
Pass	$323,876	$6,064,405	$173,517	$1,074,210	$386,324	$179,640	$8,201,972
Special mention	8,442	117,436	1,302	16,777	4,233	10	148,200
Substandard	2,953	143,723	2,119	6,051	3,155	70	158,071
Doubtful	—	4,227	—	152	543	5	4,927
Ungraded	—	1,052	144	78,353	13	—	79,562
Total	$335,271	$6,330,843	$177,082	$1,175,543	$394,268	$179,725	$8,592,732

	December 31, 2013
	Originated commercial loans and leases
	Construction and land development	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Total originated commercial loans and leases
Pass	$308,231	$6,094,505	$174,913	$964,840	$375,371	$174,314	$8,092,174
Special mention	8,620	119,515	1,362	14,686	2,160	982	147,325
Substandard	2,944	141,913	2,216	6,352	3,491	40	156,956
Doubtful	52	5,159	75	144	592	—	6,022
Ungraded	—	1,398	188	95,136	149	—	96,871
Total	$319,847	$6,362,490	$178,754	$1,081,158	$381,763	$175,336	$8,499,348

	March 31, 2014
	Originated noncommercial loans and leases
(Dollars in thousands)	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total originated noncommercial loans
Current	$1,003,016	$2,072,832	$117,161	$363,259	$3,556,268
30-59 days past due	16,845	10,578	888	2,156	30,467
60-89 days past due	1,063	3,249	794	1,195	6,301
90 days or greater past due	9,108	4,341	206	803	14,458
Total	$1,030,032	$2,091,000	$119,049	$367,413	$3,607,494

	December 31, 2013
	Originated noncommercial loans and leases
	Residential mortgage	Revolving mortgage	Construction and land development	Consumer	Total originated noncommercial loans
Current	$955,300	$2,095,480	$121,026	$382,710	$3,554,516
30-59 days past due	12,885	10,977	1,193	2,114	27,169
60-89 days past due	4,658	2,378	317	955	8,308
90 days or greater past due	9,578	4,450	256	673	14,957
Total	$982,421	$2,113,285	$122,792	$386,452	$3,604,950

Acquired loans and leases outstanding at March 31, 2014 and December 31, 2013 by credit quality indicator are provided below:

	March 31, 2014
(Dollars in thousands)	Acquired loans
Grade:	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total acquired loans
Pass	$14,789	$375,245	$28,526	$29,918	$131,765	$20,240	$32	$1,387	$601,902
Special mention	24,065	134,414	114	3,260	4,823	2,649	—	—	169,325
Substandard	58,374	182,540	10,473	4,686	46,044	1,891	1,716	—	305,724
Doubtful	5,101	36,040	8,713	954	1,931	911	295	—	53,945
Ungraded	4,341	633	—	20	106,691	85	26,108	2,044	139,922
Total	$106,670	$728,872	$47,826	$38,838	$291,254	$25,776	$28,151	$3,431	$1,270,818

	December 31, 2013
	Acquired loans
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total acquired loans
Pass	$2,619	$296,824	$22,225	$8,021	$135,326	$26,322	$149	$1,345	$492,831
Special mention	15,530	125,295	3,431	2,585	6,301	2,608	—	—	155,750
Substandard	52,228	179,657	7,012	5,225	52,774	1,013	2,139	—	300,048
Doubtful	7,436	40,471	8,713	1,257	2,058	891	295	—	61,121
Ungraded	1,102	644	—	166	17,392	—	—	372	19,676
Total	$78,915	$642,891	$41,381	$17,254	$213,851	$30,834	$2,583	$1,717	$1,029,426

The aging of the outstanding loans and leases, by class, at March 31, 2014 and December 31, 2013 (excluding loans and leases acquired with deteriorated credit quality) is provided in the table below.

The calculation of days past due begins on the day after payment is due and includes all days through which all required interest or principal has not been paid. Loans and leases 30 days or less past due are considered current as various grace periods allow borrowers to make payments within a stated period after the due date and still remain in compliance with the loan agreement.

	March 31, 2014
(Dollars in thousands)	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Originated loans and leases:
Construction and land development - commercial	$537	$184	$655	$1,376	$333,895	$335,271
Commercial mortgage	24,451	3,934	11,248	39,633	6,291,210	6,330,843
Other commercial real estate	155	11	104	270	176,812	177,082
Commercial and industrial	3,921	488	509	4,918	1,170,625	1,175,543
Lease financing	757	323	92	1,172	393,096	394,268
Other	20	5	—	25	179,700	179,725
Residential mortgage	16,845	1,063	9,108	27,016	1,003,016	1,030,032
Revolving mortgage	10,578	3,249	4,341	18,168	2,072,832	2,091,000
Construction and land development - noncommercial	888	794	206	1,888	117,161	119,049
Consumer	2,156	1,195	803	4,154	363,259	367,413
Total originated loans and leases	$60,308	$11,246	$27,066	$98,620	$12,101,606	$12,200,226

	December 31, 2013
	30-59 days past due	60-89 days past due	90 days or greater	Total past due	Current	Total loans and leases
Originated loans and leases:
Construction and land development - commercial	$1,603	$9	$457	$2,069	$317,778	$319,847
Commercial mortgage	11,131	3,601	14,407	29,139	6,333,351	6,362,490
Other commercial real estate	139	210	470	819	177,935	178,754
Commercial and industrial	3,336	682	436	4,454	1,076,704	1,081,158
Lease financing	789	1,341	101	2,231	379,532	381,763
Other	—	85	—	85	175,251	175,336
Residential mortgage	12,885	4,658	9,578	27,121	955,300	982,421
Revolving mortgage	10,977	2,378	4,450	17,805	2,095,480	2,113,285
Construction and land development - noncommercial	1,193	317	256	1,766	121,026	122,792
Consumer	2,114	955	673	3,742	382,710	386,452
Total originated loans and leases	$44,167	$14,236	$30,828	$89,231	$12,015,067	$12,104,298

The recorded investment, by class, in loans and leases on nonaccrual status, and loans and leases greater than 90 days past due and still accruing at March 31, 2014 and December 31, 2013 (excluding acquired loans and leases) are as follows:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Nonaccrual loans and leases	Loans and leases > 90 days and accruing	Nonaccrual loans and leases	Loans and leases > 90 days and accruing
Originated loans and leases:
Construction and land development - commercial	$702	$192	$544	$—
Other commercial real estate	1,459	—	1,610	—
Commercial mortgage	28,910	927	33,529	1,113
Commercial and industrial	1,075	393	1,428	294
Lease financing	689	—	832	—
Residential mortgage	14,091	2,609	14,701	1,998
Revolving mortgage	—	4,341	—	4,450
Construction and land development - noncommercial	—	206	457	256
Consumer	26	803	69	673
Total originated loans and leases	$46,952	$9,471	$53,170	$8,784
Acquired Loans
The following table provides changes in the recorded investment of acquired loans during the three months ended March 31, 2014 and March 31, 2013:

(Dollars in thousands)	2014	2013
Balance at January 1	$1,029,426	$2,362,152
Fair value of acquired loans	316,327	—
Accretion	30,200	79,886
Payments received and other changes, net	(105,135)	(258,169)
Balance at March 31	$1,270,818	$2,183,869
Outstanding principal balance at March 31	$1,727,492	$3,618,722

The recorded investment of loans on the cost recovery method was $52.1 million at March 31, 2014 and $28.5 million at December 31, 2013. This increase is primarily driven by one large acquired loan relationship that was moved to cost recovery during the quarter. The cost recovery method is applied to loans when the timing of future cash flows is not reasonably estimable due to borrower nonperformance or uncertainty in the timing and amount of ultimate disposition of the asset.

The following table documents changes to the amount of accretable yield for the first three months of 2014 and 2013.

(Dollars in thousands)	2014	2013
Balance at January 1	$439,990	$539,564
Additions	84,295	—
Accretion	(30,200)	(79,886)
Reclassifications from (to) nonaccretable difference	6,048	(11,653)
Changes in expected cash flows that do not affect nonaccretable difference	(9,888)	37,910
Balance at March 31	$490,245	$485,935

Note E
Allowance for Loan and Lease Losses

The following tables present the activity in the allowance for originated loan and lease losses by class of loans for the three months ended March 31, 2014 and March 31, 2013:

	Three months ended March 31, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Non- specific	Total
Originated Loans
Allowance for loan and lease losses:
Balance at January 1	$10,335	$100,257	$1,009	$22,362	$4,749	$190	$10,511	$16,239	$681	$13,541	$—	$179,874
Provision	1,885	(6,979)	(74)	1,976	(524)	272	609	1,353	577	1,275	—	370
Charge-offs	—	(168)	—	(496)	(58)	(8)	(184)	(1,260)	(71)	(2,177)	—	(4,422)
Recoveries	26	1,107	10	179	16	—	8	76	62	643	—	2,127
Balance at March 31	$12,246	$94,217	$945	$24,021	$4,183	$454	$10,944	$16,408	$1,249	$13,282	$—	$177,949

	Three months ended March 31, 2013
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non- commercial	Consumer	Non- specific	Total
Balance at January 1	$6,031	$70,927	$2,059	$23,352	$3,521	$1,175	$3,836	$25,185	$1,721	$25,389	$15,850	$179,046
Provision	(1,834)	2,536	(100)	500	22	315	733	1,431	(113)	604	(78)	4,016
Charge-offs	(254)	(654)	(54)	(1,258)	—	—	(818)	(2,188)	(245)	(2,596)	—	(8,067)
Recoveries	368	8	10	369	—	—	39	71	56	630	—	1,551
Balance at March 31	$4,311	$72,817	$1,915	$22,963	$3,543	$1,490	$3,790	$24,499	$1,419	$24,027	$15,772	$176,546

The provision for construction and land development - commercial totaled $1.9 million for the three months ended March 31, 2014. The March 31, 2014 provision expense was a direct result of increased loans during the quarter. Conversely, the March 31, 2013 credit provision resulted from a decline in the outstanding loan balances as well as the resolution of several individually impaired loans.

The commercial mortgage loan class had a net credit provision of $7.0 million for the three months ended March 31, 2014. The net credit provision was the result of declining loan balances, improvements in the credit risk rating mix and lower credit default trends within this loan class. Conversely, the March 31, 2013 provision expense was impacted by increased loan balances.

The commercial and industrial loan class had a provision expense of $2.0 million for the three months ended March 31, 2014 reflecting $94.4 million in loan growth for the quarter.

The following tables present the allowance for originated loan losses and the recorded investment in originated loans, by loan class, based on impairment method as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
Allowance for loan and lease losses:
ALLL for loans and leases individually evaluated for impairment	$144	$6,400	$203	$769	$13	$—	$1,418	$353	$77	$118	$9,495
ALLL for loans and leases collectively evaluated for impairment	12,102	87,817	742	23,252	4,170	454	9,526	16,055	1,172	13,164	168,454
Total allowance for loan and lease losses	$12,246	$94,217	$945	$24,021	$4,183	$454	$10,944	$16,408	$1,249	$13,282	$177,949

Loans and leases:
Loans and leases individually evaluated for impairment	$2,329	$88,987	$1,627	$8,804	$393	$—	$15,626	$3,587	$699	$1,015	$123,067
Loans and leases collectively evaluated for impairment	332,942	6,241,856	175,455	1,166,739	393,875	179,725	1,014,406	2,087,413	118,350	366,398	12,077,159
Total loan and leases	$335,271	$6,330,843	$177,082	$1,175,543	$394,268	$179,725	$1,030,032	$2,091,000	$119,049	$367,413	$12,200,226

	December 31, 2013
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Lease financing	Other	Residential mortgage	Revolving mortgage	Construction and land development - non-commercial	Consumer	Total
ALLL for loans and leases individually evaluated for impairment	$103	$6,873	$209	$771	$54	$—	$1,586	$372	$72	$121	$10,161
ALLL for loans and leases collectively evaluated for impairment	10,232	93,384	800	21,591	4,695	190	8,925	15,867	609	13,420	169,713
Total allowance for loan and lease losses	$10,335	$100,257	$1,009	$22,362	$4,749	$190	$10,511	$16,239	$681	$13,541	$179,874

Loans and leases individually evaluated for impairment	$2,272	$97,111	$1,878	$9,300	$188	$—	$15,539	$3,596	$1,108	$1,154	$132,146
Loans and leases collectively evaluated for impairment	317,575	6,265,379	176,876	1,071,858	381,575	175,336	966,882	2,109,689	121,684	385,298	11,972,152
Total loan and leases	$319,847	$6,362,490	$178,754	$1,081,158	$381,763	$175,336	$982,421	$2,113,285	$122,792	$386,452	$12,104,298

The following tables show the activity in the allowance for acquired loan and lease losses for the three months ended March 31, 2014 and March 31, 2013.

	Three months ended March 31, 2014
(Dollars in thousands)	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Acquired Loans
Allowance for loan and lease losses:
Balance at January 1	$1,320	$29,906	$1,354	$5,275	$11,802	$2,959	$682	$222	$53,520
Provision	3,355	(3,386)	(150)	(336)	(2,300)	634	(99)	9	(2,273)
Charge-offs	(199)	(3,517)	—	(2,683)	262	(100)	—	(17)	(6,254)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at March 31	$4,476	$23,003	$1,204	$2,256	$9,764	$3,493	$583	$214	$44,993

	Three months ended March 31, 2013
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
Balance at January 1	$31,186	$50,275	$11,234	$8,897	$19,837	$9,754	$8,287	$502	$139,972
Provision	(13,147)	(2,084)	(5,131)	4,233	(1,505)	(2,505)	(2,313)	(170)	(22,622)
Charge-offs	(4,733)	(9,898)	(931)	(1,254)	(729)	(114)	(3,218)	—	(20,877)
Recoveries	—	—	—	—	—	—	—	—	—
Balance at March 31	$13,306	$38,293	$5,172	$11,876	$17,603	$7,135	$2,756	$332	$96,473

The following tables show the ending balances of acquired loans and leases and related allowance by class of loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$4,476	$23,003	$1,204	$2,256	$9,764	$3,493	$583	$214	$44,993

Loans and leases acquired with deteriorated credit quality	106,670	728,872	47,826	38,838	291,254	25,776	28,151	3,431	1,270,818

	December 31, 2013
	Construction and land development - commercial	Commercial mortgage	Other commercial real estate	Commercial and industrial	Residential mortgage	Revolving mortgage	Construction and land development - noncommercial	Consumer and other	Total
ALLL for loans and leases acquired with deteriorated credit quality	$1,320	$29,906	$1,354	$5,275	$11,802	$2,959	$682	$222	$53,520

Loans and leases acquired with deteriorated credit quality	78,915	642,891	41,381	17,254	213,851	30,834	2,583	1,717	1,029,426

At March 31, 2014 and December 31, 2013, $382.6 million and $459.9 million, respectively, in acquired loans experienced an adverse change in expected cash flows since the date of acquisition.

The following tables provide information on originated loans and leases that are individually evaluated for impairment as of March 31, 2014 and December 31, 2013.

	March 31, 2014
(Dollars in thousands)	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Impaired originated loans and leases
Construction and land development - commercial	$1,646	$683	$2,329	$3,294	$144
Commercial mortgage	57,568	31,419	88,987	94,950	6,400
Other commercial real estate	755	872	1,627	2,027	203
Commercial and industrial	6,530	2,274	8,804	10,055	769
Lease financing	238	155	393	393	13
Residential mortgage	10,624	5,002	15,626	16,026	1,418
Revolving mortgage	3,210	377	3,587	4,618	353
Construction and land development - noncommercial	699	—	699	699	77
Consumer	1,015	—	1,015	1,039	118
Total impaired originated loans and leases	$82,285	$40,782	$123,067	$133,101	$9,495

	December 31, 2013
	With a recorded allowance	With no recorded allowance	Total	Unpaid principal balance	Related allowance recorded
Impaired originated loans and leases
Construction and land development - commercial	$1,025	$1,247	$2,272	$7,306	$103
Commercial mortgage	57,819	39,292	97,111	103,522	6,873
Other commercial real estate	783	1,095	1,878	2,279	209
Commercial and industrial	7,197	2,103	9,300	10,393	771
Lease financing	133	55	188	188	54
Residential mortgage	11,534	4,005	15,539	15,939	1,586
Revolving mortgage	3,382	214	3,596	3,596	372
Construction and land development - noncommercial	651	457	1,108	1,108	72
Consumer	1,154	—	1,154	1,154	121
Total impaired originated loans and leases	$83,678	$48,468	$132,146	$145,485	$10,161

The following tables show the average impaired originated loan balance and the interest income recognized by loan class for the three months ended March 31, 2014 and March 31, 2013:

	Three months ended March 31, 2014
(Dollars in thousands)	Average balance	Interest income recognized
Impaired originated loans and leases:
Construction and land development - commercial	$1,031	$15
Commercial mortgage	94,547	1,120
Other commercial real estate	1,796	21
Commercial and industrial	10,234	118
Lease financing	284	4
Residential mortgage	16,482	174
Revolving mortgage	3,892	27
Construction and land development - noncommercial	2,322	29
Consumer	1,059	5
Total impaired originated loans and leases	$131,647	$1,513

	Three months ended March 31, 2013
	Average balance	Interest income recognized
Impaired originated loans and leases:
Construction and land development - commercial	$9,284	$112
Commercial mortgage	103,848	1,425
Other commercial real estate	3,179	45
Commercial and industrial	18,997	266
Lease financing	355	6
Residential mortgage	17,330	228
Revolving mortgage	5,472	25
Construction and land development - noncommercial	866	11
Consumer	1,683	5
Total impaired originated loans and leases	$161,014	$2,123

Troubled Debt Restructurings

BancShares accounts for certain loan modifications or restructurings as troubled debt restructurings (TDRs). In general, the modification or restructuring of a loan is considered a TDR if, for economic reasons or legal reasons related to a borrower's financial difficulties, a concession is granted to the borrower that creditors would not otherwise grant. Concessions may relate to the contractual interest rate, maturity date, payment structure or other actions. In accordance with GAAP, loans acquired under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, are not initially considered to be TDRs, but can be classified as such if a modification is made subsequent to acquisition. Modifications of acquired loans that are part of a pool are not designated as TDRs. The following table provides a summary of total TDRs by accrual status.

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial loans
Construction and land development - commercial	$20,791	$1,002	$21,793	$21,032	$1,002	$22,034
Commercial mortgage	136,563	25,276	161,839	113,323	23,387	136,710
Other commercial real estate	3,308	933	4,241	3,470	1,150	4,620
Commercial and industrial	8,929	1,180	10,109	9,838	1,142	10,980
Lease	247	146	393	49	—	49
Total commercial TDRs	169,838	28,537	198,375	147,712	26,681	174,393
Noncommercial
Residential	23,519	3,806	27,325	23,343	3,663	27,006
Revolving mortgage	3,587	—	3,587	3,095	—	3,095
Construction and land development - noncommercial	699	—	699	651	457	1,108
Consumer and other	1,015	—	1,015	1,154	—	1,154
Total noncommercial TDRs	28,820	3,806	32,626	28,243	4,120	32,363
Total TDRs	$198,658	$32,343	$231,001	$175,955	$30,801	$206,756

The following table shows the accrual status of acquired and originated TDRs.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Accruing TDRs:
Acquired	$105,642	$90,829
Originated	93,016	85,126
Total accruing TDRs	198,658	175,955
Nonaccruing TDRs:
Acquired	11,626	11,479
Originated	20,717	19,322
Total nonaccruing TDRs	32,343	30,801
All TDRs:
Acquired	117,268	102,308
Originated	113,733	104,448
Total TDRs	$231,001	$206,756

All TDRs are impaired loans. TDRs are, therefore, individually evaluated for impairment on a quarterly basis or more frequently as needed. Impairment is evaluated using one of three approved valuation methodologies: discounted cash flows, market prices or collateral values. Based on the accrual status and credit grade, management determines the most appropriate method to reasonably assess expectations for recovery of the investment. The discounted cash flow method, the collateral value method or a combination of the two aforementioned methods is used internally for TDR impairment analysis. Expected cash flows are discounted at the loan’s original effective interest rate.

Specific valuation allowances are established or partial charge-offs are recorded on TDRs in the amount equal to the difference between the estimated fair value and the loan amount.

The majority of TDRs are included in the special mention, substandard or doubtful grading categories. When a restructured loan subsequently defaults, it is evaluated and downgraded if appropriate. The more severely graded the loan, the lower the estimated expected cash flows and the greater the allowance recorded.

The following tables provide the types of TDRs made during the three months ended March 31, 2014 and March 31, 2013 for originated loans, as well as a summary of originated loans that were modified as a TDR during the 12 months ended March 31, 2014 and March 31, 2013 that subsequently defaulted during the three months ended March 31, 2014 and March 31, 2013. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 30 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

.

	Three months ended March 31, 2014				Three months ended March 31, 2013
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end	Number of Loans	Recorded investment at period end
Originated loans
Interest only period provided
Commercial mortgage	4	$1,911	2	$410	1	$356	—	$—
Commercial and industrial	1	196	—	—	—	—	—	—
Lease financing	2	146	—	—	—	—	—	—
Total interest only	7	2,253	2	410	1	356	—	—

Loan term extension
Commercial mortgage	5	2,620	—	—	6	2,117	1	483
Commercial and industrial	—	—	—	—	1	186	—	—
Lease financing	2	234	—	—	—	—	—	—
Residential mortgage	5	338	—	—	4	683	—	—
Consumer	—	—	1	41	—	—	—	—
Total loan term extension	12	3,192	1	41	11	2,986	1	483

Below market interest rate
Construction and land development - commercial	1	82	—	—	—	—	—	—
Commercial mortgage	12	4,677	1	449	3	2,556	1	1,024
Commercial and industrial	2	110	—	—	1	17	1	116
Residential mortgage	8	451	3	127	5	675	—	—
Revolving mortgage	5	278	—	—	—	—	—	—
Consumer	—	—	—	—	5	1,490	—	—
Total below market interest rate	28	5,598	4	576	14	4,738	2	1,140

Discharged from bankruptcy
Commercial mortgage	1	1,003	—	—	—	—	—	—
Residential mortgage	7	708	2	288	2	299	—	—
Revolving mortgage	4	229	—	—	24	1,878	5	233
Construction and land development-noncommercial	1	62	—	—	—	—	—	—
Consumer	1	18	—	—	—	—	—	—
Total discharged from bankruptcy	14	2,020	2	288	26	2,177	5	233

Total originated restructurings	61	$13,063	9	$1,315	52	$10,257	8	$1,856

The following tables provide the types of TDRs made during the three months ended March 31, 2014 and March 31, 2013 for acquired loans, as well as a summary of acquired loans that were modified as a TDR during the 12 months ended March 31, 2014 and March 31, 2013 that subsequently defaulted during the three months ended March 31, 2014 and March 31, 2013. BancShares defines payment default as movement of the TDR to nonaccrual status, which is generally 30 days past due for TDRs, foreclosure or charge-off, whichever occurs first.

	Three months ended March 31, 2014				Three months ended March 31, 2013
	All restructurings		Restructurings with payment default		All restructurings		Restructurings with payment default
(Dollars in thousands)	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end	Number of loans	Recorded investment at period end
Acquired loans
Interest only period provided
Commercial mortgage	2	$15,906	2	$15,906	2	$1,991	1	$291
Residential mortgage	—	—	—	—	—	—	1	97
Total interest only	2	15,906	2	15,906	2	1,991	2	388

Loan term extension
Construction and land development - commercial	1	281	—	—	—	—	—	—
Total loan term extension	1	281	—	—	—	—	—	—

Below market interest rate
Construction and land development - commercial	1	37	—	—	1	309	—	—
Commercial mortgage	4	5,439	1	47	1	2,946	3	3,222
Commercial and industrial	—	—	—	—	2	458	—	—
Residential mortgage	1	102	1	436	2	726	2	726
Total below market interest rate	6	5,578	2	483	6	4,439	5	3,948

Total acquired restructurings	9	$21,765	4	$16,389	8	$6,430	7	$4,336

For the three months ended March 31, 2014 and March 31, 2013, the recorded investment in TDRs subsequent to modification was not materially impacted by the modification since forgiveness of principal is not a restructuring option frequently used by BancShares.

Note F
Other Real Estate Owned

The following table explains changes in other real estate owned during the three months ended March 31, 2014 and March 31, 2013.

(Dollars in thousands)	Covered	Noncovered	Total
Balance at December 31, 2012	$102,577	$43,513	$146,090
Additions	29,370	8,763	38,133
Sales	(27,316)	(6,347)	(33,663)
Writedowns	(2,730)	(1,101)	(3,831)
Balance at March 31, 2013	$101,901	$44,828	$146,729
Balance at December 31, 2013	$47,081	$36,898	$83,979
Additions [1]	1,514	14,909	16,423
Sales	(4,512)	(5,854)	(10,366)
Writedowns	(2,228)	(1,449)	(3,677)
Balance at March 31, 2014	$41,855	$44,504	$86,359
1 Noncovered additions include $11.6 million from the 1st Financial merger.

Note G
FDIC Loss Share Receivable

The following table provides changes in the receivable from the FDIC for the three-month periods ended March 31, 2014 and March 31, 2013.

	Three months ended March 31
(Dollars in thousands)	2014	2013
Balance at January 1	$93,397	$270,192
Amortization	(17,744)	(26,112)
Cash payments to (from) FDIC	3,490	(42,519)
Post-acquisition adjustments	(4,359)	(5,619)
Balance at March 31	$74,784	$195,942

The receivable from the FDIC for loss share agreements is measured separately from the related covered assets and is recorded at fair value at the acquisition date using projected cash flows based on the expected reimbursements for losses and the applicable loss share percentages. See Note J for information related to FCB's recorded payable to the FDIC for loss share agreements.

Cash payments to (from) the FDIC represent the net impact of loss share loan recoveries, charge-offs and related expenses as calculated and reported in our FDIC loss share certificates. Post-acquisition adjustments represent the net change in loss estimates related to acquired loans and covered OREO as a result of changes in expected cash flows and the allowance for loan and lease losses related to those covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of some or all previously recorded provision for loan and lease losses, a decrease in the related allowance for loan and lease losses and a proportional adjustment to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan and lease losses had been recorded previously.

Note H
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

Assets and liabilities are recorded at fair value according to a fair value hierarchy comprised of three levels. The levels are based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The level within the fair value hierarchy for an asset or liability is based on the highest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows:

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

The methodologies used to estimate the fair value of financial assets and financial liabilities are discussed below:

Investment securities available for sale. U.S.Treasury, government agency, mortgage-backed securities and municipal securities are generally measured at fair value using a third party pricing service and are classified as level 2 instruments. Equity securities are measured at fair value using observable closing prices. Management also considers the level of market activity by examining the trade volume of each security. Due to the relatively inactive nature of the markets for the existing equity securities, the inputs used for these equity securities are considered level 2 inputs.

Loans held for sale. Loans held for sale are carried at the lower of aggregate cost or fair value and are, therefore, carried at fair value only when fair value is less than the asset cost. These loans are generally traded in active secondary markets and are priced using current market pricing for similar securities adjusted for servicing, interest rate risk and credit risk. Accordingly, the inputs used to calculate fair value of residential real estate loans are classified as Level 2 inputs.

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

Receivable from the FDIC for loss share agreements. Fair value is estimated based on discounted future cash flows using current discount rates. Due to post-acquisition improvements in expected losses, significant portions of the FDIC receivable will be recovered through amortization of the receivable over the remaining life of the loss share agreement rather than by cash flows from the FDIC. The estimated amounts to be amortized in future periods have no fair value. The inputs used in the fair value measurement for the FDIC receivable are considered level 3 inputs. The FDIC loss share agreements are not transferable and, accordingly, there is no market for this receivable.

FHLB stock. The carrying amount of FHLB stock is a reasonable estimate of fair value as these securities are not readily marketable and are evaluated for impairment based on the ultimate recoverability of the par value. BancShares considers positive and negative evidence, including the profitability and asset quality of the issuer, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. BancShares believes its investment in FHLB stock is ultimately recoverable at par. The inputs used in the fair value measurement for the FHLB stock are considered level 2 inputs.

Preferred stock issued under the TARP program and other acquired financial assets. Preferred securities issued under the Troubled Asset Recovery Program are recorded at cost and are evaluated quarterly for impairment based on the ultimate recoverability of the purchase price. The fair value of these securities is derived from a third-party proprietary model that is considered to be a level 3 input. Other acquired financial assets represent acquired investments in various entities for Community Reinvestment Act and correspondent banking purposes. These investments were recorded at fair value at acquisition date based on level 2 inputs.

Deposits. For non-time deposits and variable rate time deposits, carrying value is a reasonable estimate of fair value. The fair value of fixed rate time deposits is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities. The inputs used in the fair value measurement for deposits are considered level 2 inputs.

Long-term obligations. For fixed rate trust preferred securities, the fair values are determined based on recent trades of the actual security. For other long-term obligations, fair values are estimated by discounting future cash flows using current interest rates for similar financial instruments. The inputs used in the fair value measurement for long-term obligations are considered level 2 inputs.

Payable to the FDIC for loss share agreements. The fair value of the payable to the FDIC for loss share agreements is determined by the projected cash flows based on expected payments to the FDIC in accordance with the loss share agreements. Cash flows are discounted to reflect the timing of the estimated amounts due to the FDIC. The inputs used in the fair value measurement for the payable to the FDIC are considered level 3 inputs. See Note J for more information on the payable to the FDIC.

Interest rate swap. Under the terms of the existing cash flow hedge, BancShares pays a fixed payment to the counterparty in exchange for receipt of a variable payment that is determined based on the three-month LIBOR rate. The fair value of the cash flow hedge is, therefore, based on projected LIBOR rates for the duration of the hedge, values that, while observable in the market, are subject to adjustment due to pricing considerations for the specific instrument. The inputs used in the fair value measurement of the interest rate swap are considered level 2 inputs.

Off-balance-sheet commitments and contingencies. Carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to BancShares' financial position.

For all other financial assets and financial liabilities, the carrying value is a reasonable estimate of the fair value as of March 31, 2014 and December 31, 2013. The carrying value and fair value for these assets and liabilities are equivalent because they are relatively short term in nature and there is no interest rate or credit risk that would cause the fair value to differ from the carrying value.

(Dollars in thousands)	March 31, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Cash and due from banks	$543,471	$543,471	$533,599	$533,599
Overnight investments	1,161,469	1,161,469	859,324	859,324
Investment securities available for sale	5,676,237	5,676,237	5,387,703	5,387,703
Investment securities held to maturity	782	835	907	974
Loans held for sale	53,361	54,057	47,271	47,956
Acquired loans, net of allowance for loan and lease losses	1,225,825	1,201,309	975,906	956,388
Originated loans, net of allowance for loan and lease losses	12,022,277	11,659,364	11,924,424	11,589,149
Receivable from the FDIC for loss share agreements (1)	74,784	37,303	93,397	38,438
Income earned not collected	49,668	49,668	48,390	48,390
Federal Home Loan Bank stock	34,417	34,417	40,819	40,819
Preferred stock and other acquired financial assets	17,783	18,521	33,564	34,786
Deposits	18,763,545	18,785,474	17,874,066	17,898,570
Short-term borrowings	617,794	617,794	511,418	511,418
Long-term obligations	440,300	453,313	510,769	526,037
Payable to the FDIC for loss share agreements	111,339	115,129	109,378	111,941
Accrued interest payable	5,675	5,675	6,737	6,737
Interest rate swap	6,501	6,501	7,220	7,220

(1) The fair value of the FDIC receivable excludes amortization expected to be recognized in prospective periods.

Among BancShares’ assets and liabilities, investment securities available for sale and interest rate swaps accounted for as cash flow hedges are reported at their fair values on a recurring basis. Certain other assets are adjusted to their fair value on a nonrecurring basis, including loans held for sale, which are carried at the lower of cost or fair value, and impaired loans, OREO, goodwill and other intangible assets, which are periodically tested for impairment. Non-impaired loans held for investment, deposits, short-term borrowings and long-term obligations are not reported at fair value. BancShares did not elect to voluntarily report any assets or liabilities at fair value.

For assets and liabilities carried at fair value on a recurring basis, the following table provides fair value information as of March 31, 2014 and December 31, 2013.

	March 31, 2014
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$1,273,221	$—	$1,273,221	$—
Government agency	1,812,774	—	1,812,774	—
Mortgage-backed securities	2,566,666	—	2,566,666	—
Equity securities	22,560	—	22,560	—
Municipal securities	186	—	186	—
Other	830	—	830	—
Total	$5,676,237	$—	$5,676,237	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$6,501	$—	$6,501	$—

	December 31, 2013
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets measured at fair value
Investment securities available for sale
U.S. Treasury	$373,437	$—	$373,437	$—
Government agency	2,544,229	—	2,544,229	—
Mortgage-backed securities	2,446,873	—	2,446,873	—
Equity securities	22,147	—	22,147	—
Municipal securities	187	—	187	—
Other	830	—	830	—
Total	$5,387,703	$—	$5,387,703	$—
Liabilities measured at fair value
Interest rate swaps accounted for as cash flow hedges	$7,220	$—	$7,220	$—

There were no transfers between levels during the three months ended March 31, 2014.

Certain financial assets and liabilities are carried at fair value on a nonrecurring basis, including loans held for sale, impaired loans and OREO.

Loans held for sale are carried at the lower of aggregate cost or fair value and are, therefore, carried at fair value only when fair value is less than the asset cost. These loans are generally traded in active secondary markets and are priced using current market pricing for similar securities adjusted for servicing, interest rate risk and credit risk. Accordingly, residential real estate loans held for sale are classified as Level 2.

Impaired loans are deemed to be at fair value if an associated allowance or current period charge-off has been recorded. The value of impaired loans is determined by either collateral valuations or discounted present value of the expected cash flow calculations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 10 and 14 percent applied for estimated holding and selling costs and other external factors that may impact the marketability of the property. Impaired loans are assigned to an asset manager and monitored monthly for significant changes since the last valuation. If significant changes are noted, the asset manager orders a new valuation or adjusts the valuation accordingly. Expected cash flows are determined using expected loss rates developed from historic experience for loans with similar risk characteristics, discounted using the effective interest rate.

OREO is measured and reported at fair value using collateral valuations. Collateral values are determined using appraisals or other third-party value estimates of the subject property with discounts generally between 10 and 14 percent applied for estimated holding and selling costs and other external factors that may impact the marketability of the property. Changes to the value of the assets between scheduled valuation dates are monitored through continued communication with brokers and monthly reviews by the asset manager assigned to each asset. The asset manager uses the information gathered from brokers and other market sources to identify any significant changes in the market or the subject property as they occur. Valuations are then adjusted or new appraisals are ordered to ensure the reported values reflect the most current information. OREO that has been recently remeasured is deemed to be at fair value and included in the table below.

For financial assets and liabilities carried at fair value on a nonrecurring basis, the following table provides fair value information as of March 31, 2014 and December 31, 2013.

	March 31, 2014
		Fair value measurements using:
(Dollars in thousands)	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Loans held for sale	$14,911	$—	$14,911	$—
Originated impaired loans	73,301	—	—	73,301
Other real estate not covered under loss share agreements remeasured during current year	17,678	—	—	17,678
Other real estate covered under loss share agreements remeasured during current year	32,402	—	—	32,402

	December 31, 2013
		Fair value measurements using:
	Fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
Loans held for sale	29,389	—	29,389	—
Originated impaired loans	77,817	—	—	77,817
Other real estate not covered under loss share agreements remeasured during current year	20,526	—	—	20,526
Other real estate covered under loss share agreements remeasured during current year	37,587	—	—	37,587

No financial liabilities were carried at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013.

Note I
Employee Benefit Plans
Pension expense is a component of employee benefits expense. For the three-month periods ended March 31, 2014 and March 31, 2013, the components of pension expense are as follows:

	Three months ended March 31
(Dollars in thousands)	2014	2013
Service cost	$3,381	$4,222
Interest cost	6,556	5,895
Expected return on assets	(7,812)	(6,931)
Amortization of prior service cost	53	53
Amortization of net actuarial loss	1,546	4,251
Total pension expense	$3,724	$7,490

The assumed discount rate for 2014 is 4.90 percent, the expected long-term rate of return on plan assets is 7.50 percent and the assumed rate of salary increases is 4.00 percent. For 2013 the assumed discount rate was 4.00 percent, expected long-term rate of return was 7.25 percent and the assumed rate of salary increases was 4.00 percent.

Note J
Commitments and Contingencies

To meet the financing needs of its customers, BancShares and its subsidiaries have financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and recourse obligations on mortgage loans sold. These instruments involve elements of credit, interest rate or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. Established credit standards control the credit risk exposure associated with these commitments. In some cases, BancShares requires that collateral be pledged to secure the commitment, including cash deposits, securities and other assets. At March 31, 2014, BancShares had unused commitments totaling $6.11 billion, compared to $5.84 billion at December 31, 2013.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those commitments are primarily issued to support public and private borrowing arrangements. To mitigate its risk, BancShares’ follows its credit policies in the issuance of standby letters of credit. At March 31, 2014 and December 31, 2013, BancShares had standby letters of credit amounting to $52.3 million and $54.8 million, respectively. The credit risk related to the issuance of these letters of credit is essentially the same as that involved in extending loans to clients and, therefore, these letters of credit are collateralized when necessary.

Pursuant to standard representations and warranties relating to residential mortgage loan sales, contingent obligations exist for various events that may occur following the loan sale. If underwriting or documentation deficiencies are discovered at any point in the life of the loan or if the loan becomes nonperforming within 120 days of its sale, the investor may require BancShares to repurchase the loan or to repay a portion of the sale proceeds. Other liabilities included reserves of $3.6 million as of March 31, 2014, unchanged from December 31, 2013, for estimated losses arising from these standard representation and warranty provisions.

BancShares has recorded a receivable from the FDIC totaling $74.8 million and $93.4 million as of March 31, 2014 and December 31, 2013 for the expected reimbursement of losses on assets covered under the various loss share agreements. These loss share agreements impose certain obligations on us that, in the event of noncompliance, could result in the delay or disallowance of some or all of our rights under those agreements. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for noncompliance. The loss share agreements are subject to interpretation by both the FDIC and FCB, and disagreements may arise regarding coverage of losses, expenses and contingencies.

The loss share agreements for four FDIC-assisted transactions include provisions related to contingent payments that may be owed to the FDIC at the termination of the agreements (clawback liability).The clawback liability represents a payment by BancShares to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The clawback liability is estimated by discounting estimated future payments and is recorded in the Consolidated Balance Sheets as a payable to the FDIC under the relevant loss share agreements. As of March 31, 2014 and December 31, 2013, the estimated clawback liability was $111.3 million and $109.4 million, respectively.

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

Note K
Derivatives

At March 31, 2014, BancShares had an interest rate swap entered into during 2011 that qualifies as a cash flow hedge under GAAP. For all periods presented, the fair value of the outstanding derivative is included in other liabilities in the consolidated balance sheets, and the net change in fair value is included in the consolidated statements of cash flows under the caption net change in other liabilities.

The interest rate swap is used for interest rate risk management purposes and converts variable-rate exposure on outstanding debt to a fixed rate. The 2011 interest rate swap has a notional amount of $93.5 million, representing the amount of variable rate trust preferred capital securities issued during 2006 and still outstanding at the swap inception date. The 2011 interest rate swap hedges interest payments through June 2016 and requires fixed-rate payments by BancShares at 5.50 percent in exchange for variable-rate payments of 175 basis points above the three-month LIBOR, which is equal to the interest paid to the holders of the trust preferred capital securities. Settlement of the swap occurs quarterly. As of March 31, 2014, collateral with a fair value of $7.0 million was pledged to secure the existing obligation under the interest rate swap.

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Notional amount	Estimated fair value of liability	Notional amount	Estimated fair value of liability
2011 interest rate swap hedging variable rate exposure on trust preferred securities 2011-2016	$93,500	$6,501	$93,500	$7,220

For cash flow hedges, the effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument is included in other comprehensive income, while the ineffective portion, representing the excess of the cumulative change in the fair value of the derivative over the cumulative change in expected future discounted cash flows on the hedged transaction, is recorded in the consolidated income statement. BancShares’ interest rate swap has been fully effective since inception. Therefore, changes in the fair value of the interest rate swap has had no impact on net income. For the three months ended March 31, 2014 and March 31, 2013, BancShares recognized interest expense of $0.8 million during both periods, resulting from incremental interest paid to the interest rate swap counterparty, none of which related to ineffectiveness. BancShares monitors the credit risk of the interest rate swap counterparty.

Note L
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss included the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax	Accumulated other comprehensive loss	Deferred tax benefit	Accumulated other comprehensive loss, net of tax
Unrealized losses on investment securities available for sale, net	$(4,733)	$(1,898)	$(2,835)	$(16,632)	$(6,541)	$(10,091)
Unrealized loss on cash flow hedge	(6,501)	(2,508)	(3,993)	(7,220)	(2,786)	(4,434)
Funded status of defined benefit plan	(15,983)	(6,217)	(9,766)	(17,582)	(6,839)	(10,743)
Total	$(27,217)	$(10,623)	$(16,594)	$(41,434)	$(16,166)	$(25,268)

The following table highlights changes in accumulated other comprehensive loss by component for the three months ended March 31, 2014 and March 31, 2013:

	Three months ended March 31, 2014
(Dollars in thousands)	Unrealized gains and losses on available for sale securities[1]	Gains and losses on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$(10,091)	$(4,434)	$(10,743)	$(25,268)
Other comprehensive income before reclassifications	7,256	441	—	7,697
Amounts reclassified from accumulated other comprehensive loss	—	—	977	977
Net current period other comprehensive income	7,256	441	977	8,674
Ending balance	$(2,835)	$(3,993)	$(9,766)	$(16,594)

	Three months ended March 31, 2013
	Unrealized gains and losses on available for sale securities[1]	Gains and losses on cash flow hedges[1]	Defined benefit pension items[1]	Total
Beginning balance	$20,517	$(6,292)	$(96,331)	$(82,106)
Other comprehensive income before reclassifications	(911)	493	—	(418)
Amounts reclassified from accumulated other comprehensive loss	—	—	2,619	2,619
Net current period other comprehensive (loss) income	(911)	493	2,619	2,201
Ending balance	$19,606	$(5,799)	$(93,712)	$(79,905)
1 All amounts are net of tax. Amounts in parentheses indicate debits.

	Three months ended March 31, 2014
Details about accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive income[1]	Affected line item in the statement where net income is presented
(Dollars in thousands)
Amortization of defined benefit pension items
Prior service costs	$(53)	Employee benefits
Actuarial losses	(1,546)	Employee benefits
	(1,599)	Income before income taxes
	622	Income taxes
	$(977)	Net income
Total reclassifications for the period	$(977)

	Three months ended March 31, 2013
Details about accumulated other comprehensive loss	Amount reclassified from accumulated other comprehensive income[1]	Affected line item in the statement where net income is presented

Amortization of defined benefit pension items
Prior service costs	$(53)	Employee benefits
Actuarial losses	(4,251)	Employee benefits
	(4,304)	Income before income taxes
	1,685	Income taxes
	$(2,619)	Net income
Total reclassifications for the period	$(2,619)
1 Amounts in parentheses indicate debits to profit/loss.

Note M
Subsequent Events

On April 29, 2014, at the 2014 annual meeting of shareholders, shareholders approved an amendment to BancShares' charter that authorizes a new class of preferred stock. Under the terms of the charter amendment, BancShares has authority to issue up to 10,000,000 shares of preferred stock with a par value of $0.01.

On April 29, 2014, shareholders also approved a long-term incentive plan that is intended to provide selected salaried employees of FCB or any of its affiliates with opportunities to earn awards in the form of cash bonuses based upon attainment of pre-established, objective performance goals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management’s discussion and analysis (MD&A) of earnings and related financial data are presented to assist in understanding the financial condition and results of operations of First Citizens BancShares, Inc. and Subsidiaries (BancShares). This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented within this report along with our financial statements and related MD&A of financial condition and results of operations included in our 2013 Annual Report in Form 10-K. Intercompany accounts and transactions have been eliminated. Although certain amounts for prior years have been reclassified to conform to statement presentations for 2014, the reclassifications have no material effect on shareholders’ equity or net income as previously reported. Unless otherwise noted, the terms "we," "us" and "BancShares" refer to the consolidated financial position and consolidated results of operations for BancShares.

BancShares is a financial holding company headquartered in Raleigh, North Carolina, that offers full-service banking through its wholly-owned banking subsidiary, First-Citizens Bank & Trust Company (FCB). FCB is a state-chartered bank organized under the laws of the state of North Carolina. As of May 7, 2014, FCB operated 401 branches in North Carolina, Virginia, West Virginia, Maryland, Tennessee, Washington, California, Florida, Georgia, Texas, Arizona, New Mexico, Oregon, Colorado, Oklahoma, Kansas, Missouri, and Washington, DC.

EXECUTIVE OVERVIEW AND EARNINGS SUMMARY

BancShares’ earnings and cash flows are primarily derived from its commercial banking activities. We gather deposits from retail and commercial customers and also secure funding through various non-deposit sources. We invest the liquidity generated from these funding sources in interest-earning assets, including loans and leases, investment securities and overnight investments. We also invest in bank premises, hardware, software, furniture and equipment used to conduct our commercial banking business. We provide treasury services products, cardholder and merchant services, wealth management services and various other products and services typically offered by commercial banks.

Beginning in 2009, leveraging on our strong capital and liquidity positions, we participated in six FDIC-assisted transactions involving distressed financial institutions. Each of the FDIC-assisted transactions include indemnification assets, or loss share agreements, that protect us from a substantial portion of the credit and asset quality risk we would otherwise incur. Under accounting principles generally accepted in the United States of America (GAAP), acquired assets, assumed liabilities and the indemnification asset are recorded at their fair values as of the acquisition date. Subsequent to the acquisition date, the amortization and accretion of premiums and discounts, the recognition of post-acquisition improvement and deterioration, and the related accounting for the FDIC loss share agreements have contributed to significant income statement volatility.

On January 1, 2014, FCB completed its merger with1st Financial Services Corporation (1st Financial) and its wholly-owned banking subsidiary Mountain 1st Bank & Trust Company. In accordance with the acquisition method of accounting, all assets and liabilities were recorded at their fair value as of the acquisition date. As a result of the 1st Financial transaction, during the first quarter of 2014, FCB recorded loans with a fair value of $316.3 million, investment securities with a fair value of $237.4 million and other real estate with a fair value of $11.6 million. The fair value of deposits assumed totaled $631.9 million. FCB paid $10.0 million to acquire 1st Financial, including $8.0 million to acquire and subsequently retire the 1st Financial securities that had been issued under the Troubled Asset Relief Program. As a result of the transaction, FCB recorded $24.5 million of goodwill and $3.8 million in core deposit intangibles. BancShares and FCB remain well-capitalized following the 1st Financial merger.

Various external factors influence the focus of our business efforts, and the results of our operations can change significantly based on those external factors. US economic conditions are improving, but unemployment rates remain high. The rate of economic growth continued at a modest rate in the first quarter of 2014. Consumer confidence continues to improve, with consumer spending at the highest level of growth in three years. Continued growth in household net worth, driven by increases in home, stock and other asset values, is believed to have positively influenced consumer confidence. As a result of perceived strength in the economy, the Federal Reserve has begun to taper its bond-buying program during the first quarter of 2014. The target asset purchase amount has continued to decline as the Federal Reserve seeks to gradually reduce stimulus efforts.

We believe improved economic stability has contributed to modest loan growth during the first quarter of 2014. However, low interest rates and competitive loan and deposit pricing continue to constrain interest margins. Additionally, we have experienced improved loan demand during late 2013 and early 2014, as well as improved credit quality quarter over quarter.

BancShares’ consolidated net income during the first quarter of 2014 equaled $22.4 million, a decrease of $4.9 million from the $27.2 million earned during the fourth quarter of 2013 and a decrease of $33.2 million from the $55.6 million earned during the first quarter of 2013. The annualized returns on average assets and equity amounted to 0.41 percent and 4.33 percent, respectively, during the first quarter of 2014, compared to 0.50 percent and 5.37 percent during the fourth quarter of 2013 and 1.07 percent and 12.01 percent during the first quarter of 2013. Net income per share during the first quarter of 2014 totaled $2.33, compared to $2.83 and $5.78 during the fourth and first quarters of 2013, respectively. The decrease in net income during 2014 was primarily a result of lower net interest income driven by nonrecurring adjustments and expected declining loan balances within the FDIC-assisted loan portfolio. This decrease was partially offset by improved investment yields and the reduction of funding costs.

As discussed more fully under the caption Business Combinations-Income statement impact, net income during the first quarter of 2014 has been influenced by various post-acquisition events affecting acquired loans. These events, which are not predictable, include unexpected repayments of loans outstanding and improvements in future cash flow projections. Reductions in acquired loan balances have led to a reduction in accretion income when compared to the first quarter of 2013. Unscheduled repayments have also resulted in credits to provision for loan and lease losses due to reversal of previously-identified impairment, although the first quarter 2014 credits were significantly less than those recorded during the first quarter of 2013. Lower amortization of the FDIC receivable during 2014, when compared to the first quarter of 2013, has contributed to a favorable variance in noninterest income.

Net income generated by our non-acquired bank operations has been positive during the first quarter of 2014. Originated loan provision for loan and lease losses declined significantly for the first quarter of 2014 compared to the sequential quarter and the same quarter in the prior year due to credit quality improvements in the originated portfolio and lower net charge-offs. Originated loan growth with declining provision expense and improved yield on investments contributed to higher net interest income after provision, despite a reduction in originated loan yields for the current quarter compared to the fourth and first quarters of 2013.

Net interest income decreased $15.7 million to $160.9 million in the first quarter of 2014 from $176.6 million in the fourth quarter of 2013 and decreased $44.0 million from $204.9 million in the first quarter of 2013, primarily due to FDIC-assisted loan portfolio changes including sustained loan runoff over all periods and nonrecurring acquisition accounting adjustments recognized during the first quarter of 2013. The taxable-equivalent yield on interest-earning assets was 3.26 percent during the first quarter of 2014, compared to 3.55 percent for the fourth quarter of 2013, a decline of 29 basis points, and 4.35 percent for the first quarter of 2013, a decline of 109 basis points. The yield on interest-earning assets remains volatile due to the unpredictable nature of unscheduled repayments of acquired loans.

BancShares recorded a $1.9 million credit to provision for loan and lease losses during the first quarter of 2014, compared to provision expense of $7.3 million in the fourth quarter of 2013 and a credit to provision of $18.6 million during the first quarter of 2013. The credit for acquired loans totaled $2.3 million during the first quarter of 2014, compared to credits of $0.8 million and $22.6 million during the fourth and first quarters of 2013, respectively, the result of loan runoff, repayment and other adjustments. Provision expense for originated loans totaled $0.4 million during the first quarter of 2014 compared to $8.1 million and $4.0 million during the fourth and first quarters of 2013, respectively, the result of credit quality improvements in the originated loan portfolio.

During the first quarter of 2014, noninterest income decreased $8.0 million compared to the fourth quarter of 2013, and increased $3.7 million compared to the first quarter of 2013. The $8.0 million decrease is the result of lower fees from processing services, reductions in other noninterest income and net adjustments to the FDIC receivable in the fourth quarter of 2013, compared to the current quarter. The increase when compared to the first quarter of 2013 is due to improved merchant and cardholder services and net adjustments to the FDIC receivable, partially offset by lower mortgage income and reductions in other income.

Noninterest expense totaled $191.0 million in the first quarter of 2014, a decrease of $5.3 million compared to the fourth quarter of 2013, due to lower collection costs and advertising and other expenses, partially offset by increased third party processing fees. Noninterest expense decreased $3.3 million in the first quarter of 2014 compared to the first quarter of 2013, the result of reductions in employee benefits, collections and a fixed asset write-offs that were recorded in the first quarter of 2013 related to the client bank processing relationships that were sold, partially offset by higher salaries and wages.

Income tax expense in the first quarter of 2014 totaled $10.6 million compared to $15.0 million for the fourth quarter and $31.1 million for the first quarter of 2013, representing effective tax rates of 32.2 percent, 35.5 percent and 35.8 percent during the respective periods. The decreased effective tax rate for the first quarter of 2014 is a result of the impact of permanent differences on lower pre-tax earnings.

Investment securities available for sale totaled $5.7 billion at March 31, 2014, an increase of $288.5 million or 5.4 percent compared to December 31, 2013. Investment securities acquired in the 1st Financial merger totaled $237.4 million. Acquired loans and leases increased $241.4 million since December 31, 2013, the result of the acquisition of $316.3 million in the 1st Financial merger. Originated loans and leases increased $95.9 million, or 0.8 percent, since December 31, 2013 to $12.2 billion at March 31, 2014.

Total deposits increased $889.5 million during the first quarter of 2014, with increases in both demand and time deposit balances. Deposits resulting from the 1st Financial merger totaled $593.3 million at March 31, 2014.

BancShares remains well-capitalized, with a tier 1 leverage ratio of 9.66 percent at March 31, 2014, compared to 9.82 percent at December 31, 2013, both comfortably above the published well-capitalized minimum of 5.00 percent. The total risk-based capital ratio was 16.05 percent at March 31, 2014, compared to 16.42 percent at December 31, 2013, both of which compare favorably to the published well-capitalized minimum of 10.00 percent. The risk-based capital ratio decrease during the first quarter was primarily driven by the addition of $24.5 million in goodwill and $3.8 million in core deposit intangibles from the 1st Financial merger.

Table 1
SELECTED QUARTERLY DATA

	2014	2013
	First	Fourth	Third	Second	First
(Dollars in thousands, except share data)	Quarter	Quarter	Quarter	Quarter	Quarter
SUMMARY OF OPERATIONS
Interest income	$173,394	$189,640	$192,634	$193,926	$220,604
Interest expense	12,463	13,047	13,451	14,398	15,722
Net interest income	160,931	176,593	179,183	179,528	204,882
Provision (credit) for loan and lease losses	(1,903)	7,276	(7,683)	(13,242)	(18,606)
Net interest income after provision for loan and lease losses	162,834	169,317	186,866	192,770	223,488
Noninterest income	61,181	69,177	71,918	64,995	57,513
Noninterest expense	191,030	196,315	192,143	188,567	194,355
Income before income taxes	32,985	42,179	66,641	69,198	86,646
Income taxes	10,619	14,953	25,659	25,292	31,061
Net income	$22,366	$27,226	$40,982	$43,906	$55,585
Net interest income, taxable equivalent	$161,694	$177,280	$179,823	$180,188	$205,553
PER SHARE DATA
Net income	$2.33	$2.83	$4.26	$4.56	$5.78
Cash dividends	0.30	0.30	0.30	0.30	0.30
Market price at period end (Class A)	240.75	222.63	205.60	192.05	182.70
Book value at period end	218.82	215.89	206.06	201.62	199.46
SELECTED PERIOD AVERAGE BALANCES
Total assets	$21,872,343	$21,562,920	$21,260,384	$21,224,412	$21,150,143
Investment securities	5,606,723	5,285,783	5,177,729	5,162,893	5,196,930
Loans and leases (acquired and originated)	13,459,945	13,088,636	13,111,710	13,167,580	13,289,828
Interest-earning assets	20,139,131	19,787,236	19,428,949	19,332,679	19,180,308
Deposits	18,492,310	18,102,752	17,856,882	17,908,705	17,922,665
Long-term obligations	500,805	510,871	449,013	443,804	444,539
Interest-bearing liabilities	14,189,227	13,790,088	13,757,983	13,958,137	14,140,511
Shareholders' equity	$2,094,557	$2,010,191	$1,953,128	$1,929,621	$1,877,445
Shares outstanding	9,618,941	9,618,941	9,618,941	9,618,941	9,618,985
SELECTED PERIOD-END BALANCES
Total assets	$22,154,997	$21,199,091	$21,511,352	$21,308,822	$21,351,012
Investment securities	5,677,019	5,388,610	5,162,598	5,186,106	5,280,907
Loans and leases:
Acquired	1,270,818	1,029,426	1,188,281	1,443,336	1,621,327
Originated	12,200,226	12,104,298	11,884,585	11,655,469	11,509,080
Deposits	18,763,545	17,874,066	18,063,319	18,018,015	18,064,921
Long-term obligations	440,300	510,769	510,963	443,313	444,252
Shareholders' equity	$2,104,830	$2,076,675	$1,982,057	$1,939,330	$1,918,581
Shares outstanding	9,618,941	9,618,941	9,618,941	9,618,941	9,618,941
SELECTED RATIOS AND OTHER DATA
Rate of return on average assets (annualized)	0.41%	0.50%	0.76%	0.83%	1.07%
Rate of return on average shareholders' equity (annualized)	4.33	5.37	8.32	9.13	12.01
Net yield on interest-earning assets (taxable equivalent)	3.26	3.55	3.67	3.74	4.35
Allowance for loan and lease losses to total loans and leases:
Acquired	3.54	5.20	5.01	5.30	5.95
Originated	1.46	1.49	1.50	1.56	1.53
Nonperforming assets to total loans and leases and other real estate at period end:
Acquired covered	9.34	7.02	7.05	8.62	8.46
Acquired not covered	3.36	—	—	—	—
Originated	0.66	0.74	0.90	0.91	1.10
Tier 1 risk-based capital ratio	14.56	14.92	15.04	14.91	14.72
Total risk-based capital ratio	16.05	16.42	16.54	16.41	16.41
Leverage capital ratio	9.66	9.82	9.84	9.68	9.53
Dividend payout ratio	12.88	10.60	7.04	6.58	5.19
Average loans and leases to average deposits	72.79	72.30	73.43	73.53	74.15
Average loan and lease balances include nonaccrual loans and leases.

BUSINESS COMBINATIONS

FDIC-assisted transactions occurring between 2009 and 2011 provided us significant growth opportunities and continue to provide significant contributions to our results of operations. These transactions allowed us to increase our presence in existing markets and to expand our banking presence to adjacent markets. Each of the FDIC-assisted transactions included loss share agreements that, for the term of the loss share agreement, protect us from a substantial portion of the credit and asset quality risk we would otherwise incur. Two of the loss share agreements expire during the third quarter of 2014. We will process all necessary filings in accordance with the agreements before expiration to collect the earned loss share receivables. Going forward, we will continue to manage these loans and loan relationships in accordance with our standard credit administration policies and procedures.

In January 2014, FCB completed its merger with 1st Financial Services Corporation (1st Financial) and its wholly-owned banking subsidiary, Mountain 1st Bank & Trust Company. The merger allowed FCB to expand its presence in Western North Carolina, within the communities of Columbus, Etowah, Hendersonville, Shelby and Waynesville. This merger was not an FDIC-assisted transaction and, therefore, it has no loss share agreements.

Table 2
FAIR VALUE OF 1ST FINANCIAL SERVICES ACQUIRED ASSETS AND LIABILITIES

(Dollars in thousands)	January 1, 2014
Assets
Cash and cash equivalents	$28,194
Investment securities available for sale	237,438
Loans and leases	316,327
Other real estate owned	11,591
Intangible assets	3,780
Other assets	23,991
Total assets acquired	$621,321
Liabilities
Deposits:
Noninterest-bearing	$152,444
Interest-bearing	479,427
Total deposits	631,871
Federal Funds purchased	406
Other liabilities	3,559
Total liabilities assumed	635,836
Net liabilities acquired	14,515
Cash paid to 1st Financial shareholders	2,000
Cash paid to U.S. Treasury for TARP securities	8,000
Goodwill recorded	$24,515

Income statement impact. The 1st Financial merger was accretive to net interest income during the first quarter of 2014 and is expected to continue to be accretive going forward. The nonrecurring merger related costs are in line with original expectations totaling approximately $6 million to $7 million. Revenue generated from 1st Financial was approximately $6.9 million for the first quarter of 2014.

When comparing the current quarter to the first quarter of 2013, acquired loans had an unfavorable impact on earnings. Unfavorable variances were noted in interest income and provision for loan and lease losses, partially offset by improved noninterest income. The decrease in interest income, and overall earnings, for the first quarter of 2014 compared to the same quarter in the prior year is driven by sustained runoff in the acquired loan portfolio and nonrecurring FDIC-assisted acquisition accounting adjustments recorded during the the first quarter of 2013. Due to various factors that affect income or expense related to acquired loans recognized in a given period, these components of net income are not easily predictable for future periods. Variations among these items may affect the comparability of various components of net income.

Acquired loan accretion income, which is included in interest income, may be accelerated in the event of unscheduled repayments and various other post-acquisition events. During the three months ended March 31, 2014, accretion income on acquired loans equaled $30.2 million, compared to $44.9 million during the fourth quarter and $79.9 million during the first quarter of 2013. Accretion income during the first quarter of 2013 was impacted by a higher volume of repayments and nonrecurring acquisition accounting adjustments related to the FDIC-assisted transactions.

During the three months ended March 31, 2014, we recorded a credit to provision for loan and lease losses for acquired loans totaling $2.3 million compared to a credit of $22.6 million during the same period of 2013. During both periods, unscheduled loan payments resulted in the reversal of previously-recognized impairment, although as expected, the volume of repayments during the first quarter of 2014 was significantly less than repayments during the first quarter of 2013.

During the three-month period ended March 31, 2014, the net adjustment to the FDIC receivable resulted in a reduction to noninterest income of $12.3 million, compared to a corresponding reduction in noninterest income of $24.1 million during the same period of 2013. The smaller impact during 2014 primarily results from lower amortization expense of the FDIC receivable as the expiration dates of the loss share agreements approach.

Receivable from the FDIC for loss share agreements. The various terms of each loss share agreement and the components of the receivable from the FDIC is provided in Table 3. As of March 31, 2014, the FDIC receivable included $37.3 million of expected FDIC cash receipts and $37.5 million we expect to recover through prospective amortization of the asset due to post-acquisition improvements in the related loans. Generally, losses on single family residential loans are covered for ten years. All other loans are generally covered for five years. During the third quarter of 2014, loss share protection will expire for non-single family residential loans acquired from Temecula Valley Bank (TVB) and Venture Bank (VB). During the first quarter of 2015, loss share protection will expire for loans acquired from First Regional Bank (FRB) and for non-single family residential loans acquired from Sun American Bank (SAB). Protection for all other covered assets extends beyond December 31, 2015.

Table 3
LOSS SHARE PROVISIONS FOR FDIC-ASSISTED TRANSACTIONS

	Fair value at acquisition date	Losses/expenses incurred through 3/31/2014	Cumulative amount reimbursed by FDIC through 3/31/2014	Carrying value at March 31, 2014		Current portion of receivable due from (to) FDIC for 3/31/2014 filings	Prospective amortization (accretion)
(Dollars in thousands)				Receivable from FDIC	Payable to FDIC
Entity
TVB - combined losses	$103,558	$195,585	$832	$8,374	$—	$1,026	$5,906
VB - combined losses	138,963	156,480	125,004	1,051	—	180	(607)
FRB - combined losses	378,695	248,893	169,331	10,632	77,474	(3,670)	11,300
SAB - combined losses	89,734	97,764	76,701	12,712	1,491	1,510	6,487
United Western
Non-single family residential losses	112,672	111,035	89,014	13,535	17,014	(134)	6,266
Single family residential losses	24,781	4,679	3,623	10,876	—	120	189
Colorado Capital - combined losses	155,070	186,504	149,256	17,604	15,360	108	7,940
Total	$1,003,473	$1,000,940	$613,761	$74,784	$111,339	$(860)	$37,481

Fair value at acquisition date represents the initial fair value of the receivable from FDIC, excluding the payable to FDIC. Prospective amortization (accretion) reflects balances that, due to post-acquisition credit quality improvement, will be amortized over the shorter of the covered asset's life or the term of the loss share period.

INTEREST-EARNING ASSETS

Interest-earning assets include loans and leases, investment securities and overnight investments, all of which reflect varying interest rates based on the risk level and repricing characteristics of the underlying asset. Riskier investments typically carry a higher interest rate but expose us to potentially higher levels of default.

We have historically focused on maintaining high-asset quality, which results in a loan and lease portfolio subjected to strenuous underwriting and monitoring procedures and corresponding tighter margins. We avoid high-risk industry concentrations, but we do maintain a concentration of owner-occupied real estate loans to borrowers in medical and medical-related fields. The credit department actively monitors all loan concentrations to ensure potential risks are identified timely and managed accordingly. Our focus on asset quality also influences the composition of our investment securities portfolio. At March 31, 2014, mortgage-backed securities and government agency securities represented 45.2 percent and 31.9 percent of investment securities available for sale, respectively, compared to U.S. Treasury securities, which represented 22.4 percent of the portfolio. Investments in mortgage-backed securities primarily represent securities issued by government entities. The balance of the available-for-sale portfolio includes common stock of other financial institutions, municipal securities and a subordinated debenture issued by another financial institution. Overnight investments include interest-bearing deposits at the Federal Reserve Bank and other financial institutions and federal funds sold.

Interest-earning assets averaged $20.14 billion for the first quarter of 2014, compared to $19.79 billion and $19.18 billion for the fourth and first quarters of 2013, respectively. The 2014 increase results from higher levels of investment securities, overnight investments and originated loans and leases.

LOANS AND LEASES

Originated loans increased $691.1 million from $11.51 billion at March 31, 2013 to $12.20 billion at March 31, 2014 and increased $95.9 million since December 31, 2013. Acquired loans totaled $1.27 billion at March 31, 2014, compared to $1.03 billion at December 31, 2013, and $1.62 billion at March 31, 2013.

Table 4
LOANS AND LEASES

(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Acquired loans:
Commercial:
Construction and land development	$106,670	$78,915	$204,524
Commercial mortgage	728,872	642,891	948,452
Other commercial real estate	47,826	41,381	93,232
Commercial and industrial	38,838	17,254	45,693
Other	870	866	1,042
Total commercial loans	923,076	781,307	1,292,943
Noncommercial:
Residential mortgage	291,254	213,851	278,997
Revolving mortgage	25,776	30,834	37,139
Construction and land development	28,151	2,583	11,024
Consumer	2,561	851	1,224
Total noncommercial loans	347,742	248,119	328,384
Total acquired loans	1,270,818	1,029,426	1,621,327
Originated loans and leases:
Commercial:
Construction and land development	335,271	319,847	300,497
Commercial mortgage	6,330,843	6,362,490	5,352,594
Other commercial real estate	177,082	178,754	176,456
Commercial and industrial	1,175,543	1,081,158	1,662,124
Lease financing	394,268	381,763	336,329
Other	179,725	175,336	194,186
Total commercial loans	8,592,732	8,499,348	8,022,186
Noncommercial:
Residential mortgage	1,030,032	982,421	834,879
Revolving mortgage	2,091,000	2,113,285	2,150,800
Construction and land development	119,049	122,792	115,628
Consumer	367,413	386,452	385,587
Total noncommercial loans	3,607,494	3,604,950	3,486,894
Total originated loans and leases	12,200,226	12,104,298	11,509,080
Total loans and leases	$13,471,044	$13,133,724	$13,130,407

At March 31, 2014, total acquired loans increased $241.4 million, or 23.4 percent, compared to the fourth quarter of 2013 due to the 1st Financial acquisition. Conversely, acquired loans decreased $591.9 million, or 36.5 percent, at December 31, 2013, compared to March 31, 2013, due to continued loan runoff. At March 31, 2014, total originated loans increased $95.9 million, or 0.8 percent, compared to December 31, 2013, primarily driven by increases in commercial and industrial and residential mortgage loans. Total originated loans for the first quarter of 2014 increased $691.1 million, or 6.0 percent, compared to March 31, 2013, driven primarily by increases in commercial mortgage and residential mortgage, offset by decreases in commercial and industrial and revolving mortgage loans.

While management recognizes that economic conditions continue to suppress loan demand, we believe the first quarter 2014 growth points to general improvement in consumer confidence, and we expect originated loan growth to continue for the remainder of 2014.

INVESTMENT SECURITIES

Investment securities available for sale equaled $5.68 billion at March 31, 2014, compared to $5.39 billion at December 31, 2013. Available for sale securities are reported at their aggregate fair value, and unrealized gains and losses are included as a component of other comprehensive income, net of deferred taxes. As of March 31, 2014, investment securities available for sale had a net unrealized loss of $4.7 million, compared to a net unrealized loss of $16.6 million as of December 31, 2013. After evaluating the securities with unrealized losses, management concluded that no other than temporary impairment existed as of March 31, 2014.

Changes in the amount of our investment securities portfolio result from balance sheet trends including loans and leases, deposits and short-term borrowings. When inflows arising from deposit and treasury services products exceed loan and lease demand, we invest excess funds in the securities portfolio. Conversely, when loan demand exceeds growth in deposits and short-term borrowings, we allow overnight investments to decline and use proceeds from maturing securities to fund loan demand. Details of investment securities at March 31, 2014, December 31, 2013 and March 31, 2013 are provided in Table 5.

Table 5
INVESTMENT SECURITIES

	March 31, 2014		December 31, 2013		March 31, 2013
(Dollars in thousands)	Cost	Fair value	Cost	Fair value	Cost	Fair value
Investment securities available for sale:
U.S. Treasury	$1,274,716	$1,273,221	$373,223	$373,437	$749,284	$749,757
Government agency	1,811,889	1,812,774	2,543,223	2,544,229	3,147,363	3,150,041
Mortgage-backed securities	2,592,766	2,566,666	2,486,297	2,446,873	1,348,765	1,358,102
Equity securities	543	22,560	543	22,147	543	20,403
Municipal securities	186	186	186	187	546	547
Other	870	830	863	830	844	828
Total investment securities available for sale	5,680,970	5,676,237	5,404,335	5,387,703	5,247,345	5,279,678
Investment securities held to maturity:
Mortgage-backed securities	782	835	907	974	1,229	1,322
Total investment securities	$5,681,752	$5,677,072	$5,405,242	$5,388,677	$5,248,574	$5,281,000

INTEREST-BEARING LIABILITIES

Interest-bearing liabilities include interest-bearing deposits, short-term borrowings and long-term obligations. Interest-bearing liabilities totaled $14.19 billion as of March 31, 2014, an increase of $539.3 million since December 31, 2013 and $26.5 million from March 31, 2013. The increase in the first quarter of 2014 is the result of increases in interest-bearing deposits and short-term borrowings, much of which relates to the 1st Financial merger, partially offset by a decrease in long-term obligations.

DEPOSITS

At March 31, 2014, total deposits equaled $18.76 billion, an increase of $889.5 million, or 5.0 percent, since December 31, 2013 and an increase of $698.6 million, or 3.9 percent, since March 31, 2013. The increase during both periods resulted from $593.3 million from the 1st Financial merger and additional organic growth in legacy markets.

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

SHORT-TERM BORROWINGS

At March 31, 2014, short-term borrowings totaled $617.8 million compared to $511.4 million at December 31, 2013 and $573.1 million at March 31, 2013. The increase in short-term borrowings since December 31, 2013 is due to higher customer balances in our business and treasury services sweep products and the reclassification of long-term obligations to short-term borrowings for debt maturing in less than one year.

LONG-TERM OBLIGATIONS

Long-term obligations equaled $440.3 million at March 31, 2014, down $70.5 million from December 31, 2013, and $4.0 million from March 31, 2013. The decrease since December 31, 2013 is a result of FHLB borrowings with maturities less than one year being reclassified to short-term borrowings.

At March 31, 2014, December 31, 2013 and March 31, 2013, long-term obligations included $96.4 million in junior subordinated debentures representing obligations to FCB/NC Capital Trust III, a special purpose entity and the grantor trust for $93.5 million of trust preferred securities. FCB/NC Capital Trust III's trust preferred securities mature in 2036 and may be redeemed at par in whole or in part at any time. BancShares has guaranteed all obligations of FCB/NC Capital Trust III. The proceeds from the trust preferred securities were used to purchase the junior subordinated debentures issued by BancShares.

NET INTEREST INCOME

Net interest income for the first quarter of 2014 totaled $160.9 million, a $44.0 million decrease from the first quarter of 2013. This reduction was primarily due to a $54.1 million reduction in interest income on acquired loans, excluding 1st Financial, resulting from the sustained runoff and nonrecurring FDIC-assisted acquisition accounting adjustments recorded during the first quarter of 2013. The reduction was offset by $4.4 million and $3.3 million increases in interest income from the 1st Financial loan portfolio and the investment portfolio, respectively, as well as a $3.3 million reduction in interest expense when comparing the first quarter of 2014 to the same quarter of the prior year.
The taxable-equivalent net interest margin for the first quarter of 2014 was 3.26 percent, a decrease of 29 basis points on a sequential basis from 3.55 percent, and a 109 basis point decrease from 4.35 percent when compared to the first quarter of 2013. While margin compression is a continuing concern in the current interest rate environment, the majority of our margin compression during the current and prior quarter was a direct result of the acquired loan portfolio runoff. Taxable-equivalent net interest margin, excluding acquired loans for the current quarter of 2014, sequential quarter and the same quarter in the prior year was 2.83 percent, 2.81 percent and 2.90 percent.

Interest-earning assets averaged $20.14 billion in the first quarter of 2014, an increase of $351.9 million and $958.8 million since the fourth and first quarter of 2013, respectively. When compared to both the fourth and first quarters of 2013, average earning assets during the first quarter of 2014 have increased due to the 1st Financial merger and growth among investment securities, overnight borrowings and originated loans. Interest income totaled $173.4 million for the first quarter of 2014, a $16.2 million and a $47.2 million decrease from the fourth and first quarters of 2013, respectively. The taxable-equivalent yield on earning assets was 3.50 percent for the first quarter of 2014, declining 118 basis points since the first quarter of 2013 and declining 31 basis points since the fourth quarter of 2013. The decrease in interest income and earning asset margins is due to the significant reduction in the acquired loan portfolio which are being replaced by lower yielding assets.
Average loans and leases increased $371.3 million and $170.1 million comparing the first quarter of 2014 to the fourth and first quarters of 2013, respectively. However, interest income earned from loans and leases for the first quarter of 2014 decreased $17.0 million and $50.6 million when compared to the sequential quarter and the same quarter in the prior year. The taxable-equivalent yield for total loans also decreased during the first quarter of 2014 by 54 basis points and 161 basis points compared to the sequential quarter and the same quarter in the prior year. The yield reduction was due to lower acquired loan accretion income. Accretion income on acquired loans totaled $30.2 million during the first quarter of 2014 compared to $44.9 million and $79.9 million during the fourth and first quarters of 2013, respectively. Loan yields are also down for originated loans due to pricing competition and general market conditions. Taxable equivalent yield on originated loans for the first quarter of 2014 was 4.38 percent compared to 4.43 percent and 4.61 percent for the fourth and first quarters of 2013, respectively.
Interest income earned on the investment securities portfolio totaled $11.7 million during the first quarter of 2014 compared to $10.6 million and $8.5 million during the fourth and first quarters of 2013, respectively. This increase is the result of an increase in average balances and higher yields on certain investments. Average investment securities increased $320.9 million and $409.8 million since the fourth and first quarters of 2013, respectively, with a 4 and 18 basis point increase in the taxable-equivalent yield for the respective periods. Average investment balances continue to increase as cash provided by acquired loan repayments and increased deposits are redeployed.

Interest expense amounted to $12.5 million during the first quarter of 2014, a $0.6 million and $3.3 million decrease from the fourth and first quarters of 2013, respectively. The rate on average interest-bearing liabilities equaled 0.35 percent during the first quarter of 2014, a 3 and 10 basis point decrease from the fourth and first quarter of 2013, respectively. Average interest-bearing liabilities increased $399.1 million from the fourth quarter of 2013 to $14.19 billion during the first quarter of 2014 and $48.7 million from the first quarter of 2013 to the first quarter of 2014 due to higher long-term obligations.
Average interest-bearing deposits equaled $13.14 billion during the first quarter of 2014, an increase of $463.7 million and $8.2 million from the fourth and first quarter of 2013, respectively. This increase includes deposits acquired in the 1st Financial merger of $593.3 million at March 31, 2014, as well as recurring seasonal trends.
For the quarters ended March 31, 2014, December 31, 2013 and March 31, 2013, short-term borrowings averaged $543.9 million, $597.4 million and $559.6 million, respectively.

Table 6
CONSOLIDATED TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - THREE MONTHS

	2014			2013			Increase (decrease) due to:
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Yield/	Total
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Rate	Change
Assets
Loans and leases	$13,459,945	$161,636	4.87%	$13,289,828	$212,271	6.48%	$2,421	$(53,056)	$(50,635)
Investment securities:
U. S. Treasury	778,145	1,085	0.57	803,803	517	0.26	(31)	599	568
Government agency	2,279,973	2,962	0.52	3,096,761	3,466	0.45	(982)	478	(504)
Mortgage-backed securities	2,525,288	7,763	1.23	1,278,491	4,579	1.45	4,168	(984)	3,184
State, county and municipal	186	3	6.45	549	9	6.65	(6)	—	(6)
Other	23,131	96	1.68	17,326	76	1.78	25	(5)	20
Total investment securities	5,606,723	11,909	0.85	5,196,930	8,647	0.67	3,174	88	3,262
Overnight investments	1,072,463	612	0.23	693,550	357	0.21	209	46	255
Total interest-earning assets	20,139,131	$174,157	3.50%	19,180,308	$221,275	4.68%	$5,804	$(52,922)	$(47,118)
Cash and due from banks	478,044			508,417
Premises and equipment	877,414			881,023
Receivable from FDIC for loss share agreements	87,550			234,670
Allowance for loan and lease losses	(225,139)			(282,977)
Other real estate owned	90,900			150,870
Other assets	424,443			477,832
Total assets	$21,872,343			$21,150,143

Liabilities
Interest-bearing deposits:
Checking With Interest	$2,494,679	$153	0.02%	$2,283,684	$143	0.03%	$41	$(31)	$10
Savings	1,180,244	291	0.10	928,485	114	0.05	47	130	177
Money market accounts	6,355,681	1,888	0.12	6,463,186	3,185	0.20	(38)	(1,259)	(1,297)
Time deposits	3,113,965	4,493	0.59	3,460,968	6,871	0.81	(597)	(1,781)	(2,378)
Total interest-bearing deposits	13,144,569	6,825	0.21	13,136,323	10,313	0.32	(547)	(2,941)	(3,488)
Short-term borrowings	543,853	585	0.44	559,649	704	0.51	(21)	(98)	(119)
Long-term obligations	500,805	5,053	4.04	444,539	4,705	4.23	577	(229)	348
Total interest-bearing liabilities	14,189,227	$12,463	0.35%	14,140,511	$15,722	0.45%	$9	$(3,268)	$(3,259)
Demand deposits	5,347,741			4,786,342
Other liabilities	240,818			345,845
Shareholders' equity	2,094,557			1,877,445
Total liabilities and shareholders' equity	$21,872,343			$21,150,143
Interest rate spread			3.15%			4.23%
Net interest income and net yield
on interest-earning assets		$161,694	3.26%		$205,553	4.35%	$5,795	$(49,654)	$(43,859)
Loans and leases include acquired loans, originated loans, nonaccrual loans and loans held for sale. Yields related to loans, leases and securities exempt from both federal and state income taxes, federal income taxes only, or state income taxes only are stated on a taxable-equivalent basis assuming statutory federal income tax rates of 35.0 percent for each period and state income tax rates of 6.0 percent and 6.9 percent for 2014 and 2013, respectively. The taxable-equivalent adjustment was $763 and $671 for 2014 and 2013, respectively. The rate/volume variance is allocated equally between the changes in volume and rate.

NONINTEREST INCOME

The primary sources of noninterest income have traditionally consisted of cardholder services income, merchant services income, service charges on deposit accounts and revenues derived from wealth management services.

FDIC-assisted acquired loan recoveries and related adjustments in the FDIC receivable and payable is another source of noninterest income. As the loss share agreements begin to expire in the third quarter of 2014, we expect the impact on noninterest income to be reduced going forward.

Table 7
NONINTEREST INCOME

	Three months ended March 31		Change
(Dollars in thousands)	2014	2013	$	%
Cardholder services	$11,832	$11,071	$761	6.9%
Merchant services	13,521	12,486	1,035	8.3
Service charges on deposit accounts	14,440	14,999	(559)	(3.7)
Wealth management services	14,880	14,515	365	2.5
Fees from processing services	4,861	5,619	(758)	(13.5)
Other service charges and fees	3,944	3,766	178	4.7
Mortgage income	955	3,788	(2,833)	(74.8)
Insurance commissions	3,287	2,980	307	10.3
ATM income	1,202	1,168	34	2.9
Adjustments to FDIC receivable for loss share agreements	(12,349)	(24,053)	11,704	(48.7)
Other	4,608	11,174	(6,566)	(58.8)
Total noninterest income	$61,181	$57,513	$3,668	6.4%

During the first three months of 2014, noninterest income amounted to $61.2 million, compared to $69.2 million and $57.5 million during the fourth and first quarters of 2013, respectively.

When comparing the first quarter of 2014 to the first quarter of 2013, noninterest income improved due to $11.7 million in favorable adjustments to the FDIC receivable for loss share agreements, and $1.8 million increase in merchant services and cardholder services. FDIC adjustments are a result of acquired portfolio performance, while the changes in service charges are directly related to account activity. These first quarter improvements were partially offset by a $2.8 million reduction in mortgage income and a $6.6 million reduction in other noninterest income. The decrease in mortgage fee income was due to reduced mortgage originations and the decrease in the other category is the result of a $7.5 million gain generated from the sale of our rights and most of our obligations under various service agreements with client banks during the first quarter of 2013.

The decrease in noninterest income from the first quarter of 2014 compared to the sequential quarter is primarily driven by a $2.8 million reduction in processing service fees, $1.8 million unfavorable adjustment to the FDIC receivable, and $2.5 million reduction in other noninterest income due to a decrease in acquired loan recoveries for loans that had been fully charged off.

NONINTEREST EXPENSE

The primary components of noninterest expense are salaries and related employee benefits, occupancy costs for branch offices and support facilities and equipment and software costs for our branch offices and our technology and operations infrastructure.

Table 8
NONINTEREST EXPENSE

	Three months ended March 31		Change
(Dollars in thousands)	2014	2013	$	%
Salaries and wages	$79,874	$76,119	$3,755	4.9%
Employee benefits	20,100	25,019	(4,919)	(19.7)
Occupancy expense	20,425	18,809	1,616	8.6
Equipment expense	18,791	18,946	(155)	(0.8)
FDIC insurance expense	2,636	2,666	(30)	(1.1)
Foreclosure-related expenses	5,410	4,305	1,105	25.7
Merchant processing	8,481	8,234	247	3.0
Processing fees paid to third parties	5,125	4,381	744	17.0
Card processing	2,597	3,077	(480)	(15.6)
Consultant	2,231	1,626	605	37.2
Collection	1,835	5,274	(3,439)	(65.2)
Advertising	1,289	297	992	(a)
Other	22,236	25,602	(3,366)	(13.1)
Total noninterest expense	$191,030	$194,355	$(3,325)	(1.7)%
(a) not meaningful

Noninterest expense decreased $5.3 million in the first quarter of 2014 to $191.0 million when compared to $196.3 million in the sequential quarter, and decreased $3.3 million when compared to $194.4 million in the first quarter of 2013. The $5.3 million decrease in first quarter 2014 compared to the fourth quarter 2013, is primarily driven by decreases in collection and advertising expenses, partially offset by an increase in processing fees paid to third parties.

When comparing the first quarter of 2014 to the first quarter of 2013, employee benefit expense decreased $4.9 million due to lower pension and health claims expenses resulting from a higher discount rate used to calculate pension expense during 2014. Collection costs decreased $3.4 million during the first quarter of 2014, when compared to the same period of 2013 due to lower nonperforming assets. These favorable variances were partially offset by higher salaries and wages, occupancy costs and foreclosure-related expenses.

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

Income tax expense totaled $10.6 million, $15.0 million and $31.1 million for the first quarter of 2014 and the fourth and first quarters of 2013, respectively, representing effective tax rates of 32.2 percent, 35.45 percent and 35.8 percent during the respective periods. The decrease in the effective tax rate for the first quarter 2014 results from the impact of permanent differences on lower pre-tax earnings.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

BancShares and FCB are required to meet minimum requirements imposed by regulatory authorities. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our consolidated financial statements.

Under GAAP, unrealized gains and losses on certain assets and liabilities and adjustment for pension funded status, net of deferred taxes, are included in accumulated other comprehensive income within shareholder's equity and directly impact the calculation of our capital ratios. In the aggregate, these items represented a net reduction in shareholders' equity of $16.6 million at March 31, 2014, compared to $25.3 million at December 31, 2013, and $79.9 million at March 31, 2013. The $8.7 million reduction in shareholders' equity from December 31, 2013, resulted from a reduction in unrealized losses on investment securities available for sale arising due to interest rate changes during 2013. The $63.3 million reduction in shareholders' equity from March 31, 2013 reflects the combined impact of lower unrealized losses on investment securities available for sale and changes in the funded status of the pension plan.

Table 9
ANALYSIS OF CAPITAL ADEQUACY

	March 31, 2014	December 31, 2013	March 31, 2013	Regulatory minimum	Well-capitalized requirement
BancShares
Risk-based capital ratios
Tier 1 capital	14.56%	14.92%	14.72%	4.00%	6.00%
Total capital	16.05	16.42	16.41	8.00	10.00
Tier 1 leverage ratio	9.66	9.82	9.53	3.00	5.00

Bank
Risk-based capital ratios
Tier 1 capital	13.78%	14.14%	14.31%	4.00%	6.00%
Total capital	15.21	15.57	15.95	8.00	10.00
Tier 1 leverage ratio	9.21	9.36	9.31	3.00	5.00

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

Under the revised rules, BancShares' tier 1 common equity ratio based on the current tier 1 capital and risk-weighted assets calculations, excluding trust preferred securities, would be 13.91 percent at March 31, 2014, compared to the fully phased-in, well-capitalized minimum of 9.0 percent, which includes the 2.5 percent minimum conservation buffer. Management continues to monitor Basel developments and remains committed to managing our capital levels in a prudent manner. The proposed tier 1 common equity ratio is calculated in Table 10.

Table 10
TIER 1 COMMON EQUITY

(Dollars in thousands)	March 31, 2014
Tier 1 capital	$2,101,125
Less: restricted core capital	93,500
Tier 1 common equity	$2,007,625
Risk-adjusted assets	$14,429,905

Tier 1 common equity ratio	13.91%

Table 11 describes the minimum and well-capitalized requirements for the transitional period beginning during 2016 and the fully phased-in requirements that become effective during 2019.

Table 11
BASEL CAPITAL REQUIREMENTS

Basel final rules	Basel minimum requirement 2016	Basel well-capitalized 2016	Basel minimum requirement 2019	Basel well-capitalized 2019
Leverage ratio	4.00%	5.00%	4.00%	5.00%
Common equity tier 1	4.50	6.50	4.50	6.50
Common equity plus conservation buffer	5.13	7.13	7.00	9.00
Tier 1 capital ratio	6.00	8.00	6.00	8.00
Total capital ratio	8.00	10.00	8.00	10.00
Total capital ratio plus conservation buffer	8.63	10.63	10.50	12.50

RISK MANAGEMENT

Effective risk management is critical to our success. The Dodd-Frank Act required that banks with total assets in excess of $10 billion establish an enterprise-wide risk committee consisting of members of its board of directors. At its July 2013 meeting, the board of directors established a Risk Committee that provides oversight of enterprise-wide risk management. The Risk Committee is responsible for establishing risk appetite and supporting tolerances for credit, market and operational risk and ensuring that risk is managed within those tolerances, monitoring compliance with laws and regulations, reviewing the investment securities portfolio to ensure that portfolio returns are managed within market risk tolerance and monitoring our legal activity and associated risk. With guidance from and oversight by the Risk Committee, management continually refines and enhances its risk management policies and procedures to maintain effective risk management programs and processes.

Mortgage reform rules mandated by the Dodd-Frank Act became effective in January 2014, requiring lenders to make a reasonable, good faith determination of a borrower's ability to repay any consumer credit transaction secured by a dwelling and to limit prepayment penalties. Increased risks of legal challenge, private right of action and regulatory enforcement are presented by these rules. BancShares implemented the required system, process, procedural and product changes prior to the effective date of the new rules. We have modified our underwriting standards to ensure compliance with the ability to repay requirements and have determined that we will continue to offer both qualified and non-qualified mortgage products. Historical performance and conservative underwriting of impacted loan portfolios mitigates the risks of non-compliance.

Credit risk management. Credit risk is the risk of not collecting payments pursuant to the contractual terms of loans, leases and investment securities. Loans and leases not covered by loss share agreements with the FDIC were underwritten in accordance with our credit policies and procedures and are subject to periodic ongoing reviews. Acquired loans were recorded at fair value as of the acquisition date and are subject to periodic reviews to identify any further credit deterioration. Our independent credit review function conducts risk reviews and analyses of both acquired and originated loans to ensure compliance with credit policies and to monitor asset quality trends. The risk reviews include portfolio analysis by geographic location, industry, collateral type and product. We strive to identify potential problem loans as early as possible, to record charge-offs or write-downs as appropriate and to maintain adequate allowances for loan and lease losses that are inherent in the loan and lease portfolio.

Interest rate risk management. Interest rate risk (IRR) results principally from assets and liabilities maturing or repricing at different points in time, from assets and liabilities repricing at the same point in time but in different amounts and from short-term and long-term interest rates changing in different magnitudes.

We assess our short term interest rate risk by forecasting net interest income under various interest rate scenarios and comparing those results to forecast net interest income assuming stable rates. Rate shock scenarios represent an instantaneous and parallel shift in rates, up or down, from a base yield curve. Due to the existence of contractual floors on certain loans, competitive pressures that constrain our ability to reduce deposit interest rates and the extraordinarily low current level of interest rates, it is unlikely that the rates on most interest-earning assets and interest-bearing liabilities can decline materially from current levels. Our shock projections incorporate assumptions of likely customer migration of short-term deposit instruments to long-term, higher rate instruments as rates rise. Various other IRR scenarios are modeled to supplement shock scenarios. This may include interest rate ramps, changes in the shape of the yield curve and changes in the relationships of FCB rates to market rates.

Table 12 provides the impact on net interest income resulting from various interest rate scenarios as of March 31, 2014 and December 31, 2013.

Table 12
NET INTEREST INCOME SENSITIVITY SIMULATION ANALYSIS

	Estimated increase (decrease) in net interest income
Change in interest rate (basis point)	March 31, 2014	December 31, 2013
+100	2.77%	2.95%
+200	4.37	4.56
+300	3.66	3.62

Long-term interest rate risk exposure is measured using the economic value of equity (EVE) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of balance sheet items under different interest rate scenarios. EVE represents the difference between the sum of the present value of all asset cash flows and the sum of the present value of the liability cash flows. Cash flows will vary by interest rate scenario, resulting in variations in EVE. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Table 13 presents the EVE profile as of March 31, 2014 and December 31, 2013.

Table 13
ECONOMIC VALUE OF EQUITY MODELING ANALYSIS

	Estimated increase (decrease) in EVE
Change in interest rate (basis point)	March 31, 2014	December 31, 2013
+100	1.46%	2.68%
+200	0.53	0.70
+300	(2.19)	(3.05)

We do not typically utilize interest rate swaps, floors, collars or other derivative financial instruments to attempt to hedge our overall balance sheet rate sensitivity and interest rate risk. However, we have entered into an interest rate swap to synthetically convert the variable rate on $93.5 million of junior subordinated debentures to a fixed rate of 5.50 percent through June 2016. The interest rate swap qualifies as a hedge under GAAP. See Note L "Derivative" in the Notes to Consolidated Financial Statements for additional discussion of this interest rate swap.

Liquidity risk management. Liquidity risk is the risk that an institution is unable to generate or obtain sufficient cash or its equivalents on a cost-effective basis to meet commitments as they fall due. The most common sources of liquidity risk arise from mismatches in the timing and value of on-balance sheet and off-balance sheet cash inflows and outflows. In general, on-balance sheet mismatches generate liquidity risk when the effective maturity of assets exceeds the effective maturity of liabilities. A commonly cited example of a balance sheet liquidity mismatch is when long-term loans (assets) are funded with short-term deposits (liabilities). Other forms of liquidity risk include market constraints on the ability to convert assets into cash at expected levels, an inability to access funding sources at sufficient levels at a reasonable cost, and changes in economic conditions or exposure to credit, market, operation, legal and reputation risks that can affect an institution’s liquidity risk profile.

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

One of our principal sources of noncore funding is advances from the FHLB of Atlanta. Outstanding FHLB advances equaled $275.3 million as of March 31, 2014, and we had sufficient collateral pledged to secure $1.03 billion of additional borrowings. Additionally, we maintain Federal Funds lines and other borrowing facilities. At March 31, 2014, BancShares had access to $665.0 million in unsecured borrowings through various sources.

Free liquidity includes cash on deposit at various banks, overnight investments and the unpledged portion of investment securities available for sale, all of which can be easily converted to cash. Free liquidity totaled $3.94 billion at March 31, 2014 compared to $3.39 billion at December 31, 2013 and $3.13 billion at March 31, 2013.

NONPERFORMING ASSETS

Nonperforming assets include nonaccrual loans and leases and OREO resulting from both acquired and originated loans. At March 31, 2014, BancShares’ nonperforming assets amounted to $185.4 million, or 1.37 percent, of total loans and leases plus OREO, compared to $165.6 million, or 1.25 percent, at December 31, 2013.

Acquired nonaccrual loans equaled $52.1 million as of March 31, 2014, compared to $28.5 million at December 31, 2013, an increase due to one large commercial loan being placed on nonaccrual in the first quarter of 2014. Originated nonaccrual loans decreased $6.2 million from December 31, 2013 to $47.0 million at March 31, 2014, due to lower nonaccrual commercial mortgage and commercial and industrial loans.

At March 31, 2014, total OREO was $86.4 million, compared to $84.0 million at December 31, 2013. OREO includes foreclosed property and branch facilities that we have closed but not sold. Noncovered OREO totaled $44.5 million at March 31, 2014, compared to $36.9 million at December 31, 2013.

Table 14
NONPERFORMING ASSETS

	2014	2013
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Risk Elements
Nonaccrual loans and leases:
Acquired	$52,108	$28,493	$29,194	$46,892	$43,882
Originated	46,952	53,170	66,840	69,133	82,583
Other real estate:
Covered under loss share agreements	41,855	47,081	58,769	84,833	101,901
Not covered under loss share agreements	44,504	36,898	40,338	36,942	44,828
Total nonperforming assets	$185,419	$165,642	$195,141	$237,800	$273,194
Nonperforming assets:
Acquired covered	$93,963	$75,574	$87,963	$131,725	$145,783
Acquired not covered	10,664	—	—	—	—
Originated	80,792	90,068	107,178	106,075	127,411
Total nonperforming assets	$185,419	$165,642	$195,141	$237,800	$273,194
Accruing loans and leases greater than 90 days past due:
Acquired	$137,102	$193,892	$205,847	$253,935	$278,687
Originated	9,471	8,784	9,363	11,187	12,301

Nonperforming assets to total loans and leases plus other real estate:
Acquired covered	9.34%	7.02%	7.05%	8.62%	8.46%
Acquired not covered	3.36	—	—	—	—
Originated	0.66	0.74	0.90	0.91	1.10
Total	1.37	1.25	1.48	1.80	2.06

TROUBLED DEBT RESTRUCTURINGS

Troubled debt restructurings (TDRs) are selectively made to provide relief to customers experiencing liquidity challenges or other circumstances that could affect their ability to meet their debt obligations. Typical modifications include short-term deferral of interest or modification of payment terms. Nonperforming TDRs are not accruing interest and are included as nonperforming assets within nonaccrual loans and leases. TDRs, which are accruing interest based on the restructured terms, are considered performing.

Table 15
TROUBLED DEBT RESTRUCTURINGS

(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Accruing TDRs:
Acquired	$105,642	$90,829	$156,862
Originated	93,016	85,126	85,621
Total accruing TDRs	198,658	175,955	242,483
Nonaccruing TDRs:
Acquired	11,626	11,479	25,549
Originated	20,717	19,322	52,610
Total nonaccruing TDRs	32,343	30,801	78,159
All TDRs:
Acquired	117,268	102,308	182,411
Originated	113,733	104,448	138,231
Total TDRs	$231,001	$206,756	$320,642

ALLOWANCE FOR LOAN AND LEASE LOSSES

At March 31, 2014, the allowance for loan and lease losses allocated to originated loans totaled $177.9 million, or 1.46 percent, of originated loans and leases compared to $179.9 million, or 1.49 percent, at December 31, 2013. An additional allowance of $45.0 million relates to acquired loans at March 31, 2014, compared to $53.5 million at December 31, 2013.

Management considers the allowance adequate to absorb estimated inherent losses that relate to loans and leases outstanding at March 31, 2014, although future adjustments may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses. Such agencies may require adjustments to the allowance based on information available to them at the time of their examination.

The provision for originated loan and lease losses recorded during the first quarter of 2014 equaled $0.4 million compared to $4.0 million during the first quarter of 2013. The reduction in provision for originated loans and leases was primarily the result of lower charge-offs and improved credit quality.

During the first quarter of 2014, we recorded a credit to provision expense of $2.3 million for acquired loans compared to a credit of $22.6 million recorded during the first quarter of 2013, the result of payoffs of acquired loans and nonrecurring adjustments.

Net charge-offs for originated loans equaled $2.3 million during the first quarter of 2014, compared to $6.5 million during the first quarter of 2013. On an annualized basis, net charge-offs represented 0.08 percent of average originated loans and leases during the first quarter of 2014 compared to 0.23 percent during the first quarter of 2013. Net charge-offs on acquired loans equaled $6.3 million in the first quarter of 2014 compared to $20.9 million recorded in the first quarter of 2013. Loss estimates for most acquired loans are made at the individual loan level using loan-specific information. Therefore, fluctuations in charge-off levels on acquired loans are indicative of updated cash flow information but are not indicative of future performance of other acquired loans.

Table 16 provides details concerning the allowance for loan and lease losses during the past five quarters.

Table 16
ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

	2014	2013
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
ALLL at beginning of period	$233,394	$237,799	$258,316	$273,019	$319,018
Reclassification of reserve due to implementation of enhanced model (1)	—	—	—	7,368	—
Provision (credit) for loan and lease losses:
Acquired loans	(2,273)	(834)	(12,615)	(15,473)	(22,622)
Originated loans	370	8,110	4,932	2,231	4,016
Net charge-offs of loans and leases:
Charge-offs	(10,676)	(13,494)	(14,628)	(10,960)	(28,944)
Recoveries	2,127	1,813	1,794	2,131	1,551
Net charge-offs of loans and leases	(8,549)	(11,681)	(12,834)	(8,829)	(27,393)
ALLL at end of period	$222,942	$233,394	$237,799	$258,316	$273,019
ALLL at end of period allocated to loans and leases:
Acquired	$44,993	$53,520	$59,517	$76,534	$96,473
Originated	177,949	179,874	178,282	181,782	176,546
ALLL at end of period	$222,942	$233,394	$237,799	$258,316	$273,019
Net charge-offs of loans and leases:
Acquired	$6,254	$5,163	$4,402	$4,466	$20,877
Originated	2,295	6,518	8,432	4,363	6,516
Total net charge-offs	$8,549	$11,681	$12,834	$8,829	$27,393
Reserve for unfunded commitments (1)	$324	$357	$375	$376	$7,744
Average loans and leases:
Acquired	$1,282,816	$1,086,469	$1,310,010	$1,535,796	$1,697,776
Originated	12,177,129	12,002,167	11,801,700	11,631,784	11,592,052
Loans and leases at period-end:
Acquired	1,270,818	1,029,426	1,188,281	1,443,336	1,621,327
Originated	12,200,226	12,104,298	11,884,585	11,655,469	11,509,080

Ratios
Net charge-offs (annualized) to average loans and leases:
Acquired	1.98%	1.89%	1.33%	1.17%	4.99%
Originated	0.08	0.22	0.28	0.15	0.23
ALLL to total loans and leases:
Acquired	3.54	5.20	5.01	5.30	5.95
Originated	1.46	1.49	1.50	1.56	1.53
(1) During the second quarter of 2013, BancShares enhanced its ALLL model that included estimated losses on unfunded commitments. As a result of these modifications, $7.4 million of the balance previously reported as a reserve of unfunded commitments was reclassified to the ALLL.

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

Market risk is the potential economic loss resulting from changes in market prices and interest rates. This risk can either result in diminished current fair values of financial instruments or reduced net interest income in future periods. As of March 31, 2014, BancShares’ market risk profile has not changed significantly from December 31, 2013, as discussed in the Form 10-K. Changes in fair value that result from movement in market rates cannot be predicted with any degree of certainty. Therefore, the impact that future changes in market rates will have on the fair values of financial instruments is uncertain.

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

No change in BancShares' internal control over financial reporting occurred during the first quarter of 2014 that had materially affected or is reasonably likely to materially affect, BancShares' internal control over financial reporting.

PART II

Item 1. Legal Proceedings

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

Additional information relating to legal proceedings is set forth in Note J of BancShares' Notes to Unaudited Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2013. Certain information security risks continue to receive attention from regulators and financial statement users and therefore have been included in the 10-Q.

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
PURCHASES OF COMMON STOCK

During the second quarter of 2013, our board granted authority to purchase up to 100,000 and 25,000 shares of Class A and Class B common stock, respectively, beginning on July 1, 2013 and continuing through June 30, 2014. As of March 31, 2014, no purchases had occurred pursuant to that authorization.

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation, as amended effective April 30, 2014 (incorporated by reference from Registrant's Form 8-K dated April 29, 2014)
31.1	Certification of Chief Executive Officer (filed herewith)

31.2	Certification of Chief Financial Officer (filed herewith)

32.1	Certification of Chief Executive Officer (filed herewith)

32.2	Certification of Chief Financial Officer (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 7, 2014		FIRST CITIZENS BANCSHARES, INC.
(Registrant)

		By:	/s/ GLENN D. MCCOY
Glenn D. McCoy
Vice President and Chief Financial Officer